Form 10-Q
period 1996-06-30
UNITRIN INC
filed 1996-07-30
CIK 860748

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549





[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended        June 30, 1996
                          -----------------------------------------------------

                                      OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                        to
                              -----------------------    ---------------------


Commission file
number                             0-18298
                    -----------------------------------------------------------

                                 Unitrin, Inc.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                          95-4255452
- -------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


One East Wacker Drive, Chicago, Illinois                        60601
- -------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                 (312)661-4600
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X     No
                              ---       ---

37,475,640 shares of common stock, $0.10 par value, were outstanding as of June 30, 1996.

                                 UNITRIN, INC.

                                     INDEX

                                                                    Page
                                                                   -------
PART  I.    Financial Information.

Item  1.    Financial Statements.


            Condensed Consolidated Statements of                      1

            Income for the Six and Three Months Ended
            June 30, 1996 and 1995 (Unaudited).


            Condensed Consolidated Balance Sheets as of               2

            June 30, 1996  (Unaudited) and
            December 31, 1995.


            Condensed Consolidated Statements of Cash                 3

            Flows for the Six Months Ended
            June 30, 1996 and 1995 (Unaudited).



            Notes to the Condensed Consolidated                      4-5

            Financial Statements (Unaudited).


Item  2.    Management's Discussion and Analysis of                  6-8
            Results of Operations and Financial Condition.


PART  II.   Other Information.


Item  4.    Submission of Matters to a Vote of Securities Holders     9

Item  6.    Exhibits and Reports on Form 8-K.                        9-10


Signatures                                                            11

                        UNITRIN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                         Six Months Ended             Three Months Ended
                                                      ----------------------        ----------------------
                                                      June 30,      June 30,        June 30,      June 30,
                                                        1996          1995            1996          1995
                                                      --------      --------        --------      --------
Revenues:
    Premiums                                          $  613.1      $  530.3        $  307.5      $  265.7
    Consumer Finance Revenues                             58.9          51.2            30.1          26.3
    Net Investment Income                                 89.5          97.0            44.4          48.1
    Net Gains on Sales of Investments                      1.2          33.7             0.1          33.2
                                                      --------      --------        --------      --------
    Total Revenues                                       762.7         712.2           382.1         373.3
                                                      --------      --------        --------      --------

    Insurance Claims and Policyholders' Benefits         411.9         351.4           205.9         182.1
    Insurance Expenses                                   247.4         224.9           121.2         113.8
    Consumer Finance Expenses                             48.2          39.6            24.2          20.9
    Interest and Other Expenses                            7.3          16.9             3.7           9.3
                                                      --------      --------        --------      --------
    Total Expenses                                       714.8         632.8           355.0         326.1
                                                      --------      --------        --------      --------

Income before Income Taxes and Equity
  in Net Income of Investees                              47.9          79.4            27.1          47.2
Income Tax Expense                                        15.8          27.2             9.0          16.0
                                                      --------      --------        --------      --------
Income before Equity in Net Income of Investees           32.1          52.2            18.1          31.2
Equity in Net Income of Investees                         22.8          20.6            11.4          10.4
                                                      --------      --------        --------      --------

Net Income                                            $   54.9      $   72.8        $   29.5      $   41.6
                                                      ========      ========        ========      ========

Net Income Per Share - Note 2                         $   1.44      $   1.75        $   0.78      $   1.03
                                                      ========      ========        ========      ========

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)

                                                                        June 30,           December 31,
                                                                          1996                 1995
                                                                       -----------         ------------
                                                                       (Unaudited)
Assets:
Investments:
    Fixed Maturities at Fair Value (Amortized
      Cost: 1996 - $2,252.8; 1995 - $2,365.1)                          $   2,270.5         $    2,457.1
    Equity Securities at Fair Value
      (Cost: 1996 - $139.4; 1995 - $97.7)                                    224.7                179.3
    Investees at Cost Plus Cumulative Undistributed Earnings
      (Fair Value: 1996 - $1,406.3; 1995 - $1,320.3)                         629.6                595.2
    Other                                                                    154.6                178.1
                                                                       -----------         ------------
    Total Investments                                                      3,279.4              3,409.7
                                                                       -----------         ------------

Cash                                                                          12.4                  9.1
Consumer Finance Receivables                                                 581.8                547.1
Other Receivables                                                            376.7                250.4
Other Assets                                                                 589.8                602.4
                                                                       -----------         ------------
Total Assets                                                           $   4,840.1         $    4,818.7
                                                                       ===========         ============

Liabilities and Shareholders' Equity:
Insurance Reserves:
    Life and Health                                                    $   1,592.0         $    1,569.5
    Property and Casualty                                                    439.9                437.8
                                                                       -----------         ------------
    Total Insurance Reserves                                               2,031.9              2,007.3
                                                                       -----------         ------------

Investment Certificates and Passbook Accounts                                560.9                519.0
Notes Payable                                                                123.8                100.2
Accrued Expenses and Other Liabilities                                       680.9                667.7
                                                                       -----------         ------------
Total Liabilities                                                          3,397.5              3,294.2
                                                                       -----------         ------------

Shareholders' Equity:
  Common Stock, $0.10 par value, 100 million Shares Authorized;
    37,475,640 and 38,490,287 Shares Outstanding at
    June 30, 1996 and December 31, 1995                                        3.7                  3.8
  Additional Paid - in Capital                                               123.9                126.2
  Retained Earnings                                                        1,247.4              1,281.1
  Net Unrealized Appreciation on Securities                                   67.6                113.4
                                                                       -----------         ------------
Total Shareholders' Equity                                                 1,442.6              1,524.5
                                                                       -----------         ------------
Total Liabilities and Shareholders' Equity                             $   4,840.1         $    4,818.7
                                                                       ===========         ============

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                                              Six Months Ended
                                                                         ---------------------------
                                                                         June 30,           June 30,
                                                                           1996               1995
                                                                         --------           --------
Operating Activities:
    Net Income                                                           $   54.9           $   72.8
    Adjustments to Reconcile Net Income to Net Cash
      Provided by Operations:
      Change in Deferred Policy Acquisition Costs                             5.4                2.4
      Equity in Net Income of Investees before Taxes                        (34.9)             (31.5)
      Cash Dividends from Investee                                            0.5                0.5
      Amortization of Fixed Maturities                                       12.4               11.7
      Increase in Insurance Reserves and Unearned Premiums                   (0.6)              12.4
      Change in Accrued Expenses and Other Liabilities                       11.2               20.2
      Net Gains on Sales of Investments                                      (1.2)             (33.7)
      Provision for Loan Losses                                              13.1               10.5
      Other, Net                                                              8.1                6.1
                                                                         --------           --------
Net Cash Provided by Operating Activities                                    68.9               71.4
                                                                         --------           --------

Investing Activities:
    Sales and Maturities of Fixed Maturities                                150.3              321.4
    Purchases of Fixed Maturities                                           (49.0)            (288.9)
    Sales of Equity Securities                                                6.6               41.2
    Purchases of Equity Securities                                          (47.6)              (8.2)
    Change in Consumer Finance Receivables                                  (47.8)             (60.9)
    Change in Short-term Investments                                         18.5                4.9
    Other, Net                                                                0.7               (6.4)
                                                                         --------           --------
Net Cash Provided by Investing Activities                                    31.7                3.1
                                                                         --------           --------

Financing Activities:
    Change in Investment Certificates and Passbook Accounts                  41.9               51.1
    Universal Life and Annuity Account Payments to Reinsurer                (79.6)                 -
    Other Changes in Universal Life and Annuity Accounts                      7.7                9.3
    Notes Payable Proceeds                                                  117.0              308.0
    Notes Payable Payments                                                  (93.4)             (62.0)
    Cash Dividends Paid                                                     (42.0)             (41.6)
    Common Stock Repurchases                                                (50.0)            (350.0)
    Other, Net                                                                1.1                2.6
                                                                         --------           --------
Net Cash Used by Financing Activities                                       (97.3)             (82.6)
                                                                         --------           --------
Increase (Decrease) in Cash                                                   3.3               (8.1)
Cash, Beginning of Year                                                       9.1               23.3
                                                                         --------           --------
Cash, End of Period                                                      $   12.4           $   15.2
                                                                         ========           ========

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1995.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 2 - SHAREHOLDERS' EQUITY

On August 11, 1994, the Company's Board of Directors authorized the repurchase of up to ten million shares of the Company's outstanding common stock, including approximately 1.4 million shares remaining under its August 8, 1990 repurchase authorization, in open market or privately negotiated transactions from time to time subject to market conditions and other factors. On February 17, 1995, the Company's Board of Directors authorized the repurchase of an additional five million shares of the Company's outstanding common stock, for an aggregate authorization of fifteen million shares. During the six months ended June 30, 1996, the Company repurchased 1,041,575 shares of its common stock in open market transactions at an aggregate cost of $50.0 million, bringing the total number of common shares repurchased since August 1994 to 14,528,033 at a total cost of $711.3 million. Common Stock, Additional Paid-in Capital and Retained Earnings have been reduced on a pro rata basis for the cost of the repurchased shares.

In the first six months of 1996, the Compensation Committee of the Board of Directors granted non-qualified stock options under the Company's 1990 Stock Option Plan covering 437,572 common shares at exercise prices ranging from $47.50 to $51.00, which equaled the fair market value of such shares on the date of grant. The options granted are exercisable in installments beginning two years from the date of grant and expire ten years from the date of grant. As of June 30, 1996, options for 1,914,872 common shares were outstanding and options covering 385,100 common shares were available for future grant under the 1990 Stock Option Plan.

On May 1, 1996, the Company's shareholders approved the 1995 Non-Employee Director Stock Option Plan (the "Director Plan"). On May 1, 1996, two of the Company's directors received options to purchase 2,000 shares of the Company's common stock at an exercise price of $48.50 per common share which equaled the fair market value of the shares on the date of grant. As of June 30, 1996, options for 8,000 common shares were outstanding under the Director Plan.

Net Income Per Share was computed using 38,137,759 and 41,594,708 weighted average shares for the six months ended June 30, 1996 and 1995, respectively, and using 37,859,604 and 40,261,255 weighted average shares for the three months ended June 30, 1996 and 1995, respectively. Common stock equivalents of approximately 282,000 were excluded from the computation of both primary and fully diluted net income per share for the six months ended June 30, 1996 because the effect of dilution of net income per share was less than 3 percent. Common stock equivalents of approximately 267,000 were excluded from the computation of both primary and fully diluted net income per share for the three months ended June 30, 1996 because the effect of dilution of net income per share was less than 3 percent. Common stock equivalents of approximately 323,000 were excluded from the computation of both primary and fully diluted net income per share for the six months ended June 30, 1995 because the effect of dilution of net income per share was less than 3 percent. Common stock equivalents of approximately 333,000 were excluded from the computation of both primary and fully diluted net income per share for the three months ended June 30, 1995 because the effect of dilution of net income per share was less than 3 percent.

NOTE 3 - CONTINGENCIES

The Company and its subsidiaries are defendants in various legal actions incidental to their businesses. Some of these actions seek substantial punitive damages that bear no apparent relationship to the actual damages alleged. Although no assurances can be given and no determination can be made at this time as to the outcome of any particular legal action, the Company and its subsidiaries believe there are meritorious defenses to these legal actions and are defending them vigorously. The Company believes that resolution of these matters will not have a material adverse effect on the Company's financial position.

In connection with one action, Ronnie Dale Bleeker v. Trinity Universal Insurance Company ("Trinity"), et al., the District Court of Hildalgo County, Texas, on February 9, 1995 entered a judgment in the amount of $77.0 million, including attorney's fees of $38.5 million, against Trinity, one of the Company's subsidiaries. The case involves Trinity's alleged improper handling of a claim made under a $40 thousand automobile insurance policy. Trinity has strongly denied any wrongdoing and intends to pursue vigorously all avenues for relief from the judgment. The matter is presently on appeal to the Thirteenth Court of Appeals in Corpus Christi, Texas. The ultimate outcome of this litigation cannot presently be predicted. However, the Company believes that Trinity has a number of meritorious grounds for appeal and, accordingly, the judgment has not been accrued in the financial statements.

Effective May 31, 1996, United Insurance Company of America, one of the Company's Life and Health Insurance subsidiaries ("United"), entered into an agreement to cede certain life insurance policies to a third party. Life insurance reserves related to this agreement were $124.7 million. At June 30, 1996 the Company had not been relieved of its primary obligation to these policyholders. In accordance with the provisions of SFAS Statement 113, Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts, the Company therefore continues to include the life insurance reserves related to this block of business on its balance sheet along with a corresponding amount classified as Other Receivables. Other Receivables increased by $124.7 million during the second quarter of 1996 due to this transaction.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash activity related to the Company's investments in Fixed Maturities and Equity Securities for the six months ended June 30, 1996 were:

     (Dollars in Millions)
     ---------------------
     Decrease in Unrealized Appreciation on Securities         $  (70.6)
     Effect of Income Taxes                                        24.8
                                                               ---------
     Decrease in Net Unrealized Appreciation on Securities     $  (45.8)
                                                               =========

                    [This space left intentionally blank.]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

UNITRIN, INC. AND SUBSIDIARIES
SUMMARIZED FINANCIAL INFORMATION
(Dollars in millions)

                                                         Six Months Ended             Three Months Ended
                                                      ----------------------        ----------------------
                                                      June 30,      June 30,        June 30,      June 30,
                                                        1996          1995            1996          1995
                                                      --------      --------        --------      --------
Revenues:
Property and Casualty Insurance:
  Premiums                                            $  362.1      $  271.8        $  182.2      $  136.1
  Net Investment Income                                   24.9          21.4            12.5          10.5
                                                      --------      --------        --------      --------
  Total Property and Casualty Insurance                  387.0         293.2           194.7         146.6
                                                      --------      --------        --------      --------

Life and Health Insurance:
  Premiums                                               251.0         258.5           125.3         129.6
  Net Investment Income                                   62.6          74.1            31.3          36.9
                                                      --------      --------        --------      --------
  Total Life and Health Insurance                        313.6         332.6           156.6         166.5
                                                      --------      --------        --------      --------

Consumer Finance                                          58.9          51.2            30.1          26.3
                                                      --------      --------        --------      --------
Total Segment Revenues                                   759.5         677.0           381.4         339.4
                                                      --------      --------        --------      --------

Net Gains on Sales of Investments                          1.2          33.7             0.1          33.2
Other Revenues                                             2.0           1.5             0.6           0.7
                                                      --------      --------        --------      --------

Total Revenues                                        $  762.7      $  712.2        $  382.1      $  373.3
                                                      ========      ========        ========      ========

Income before Income Taxes and
 Equity in Net Income of Investees:
  Property and Casualty Insurance                     $   22.1       $  17.1        $   10.6      $   (1.5)
  Life and Health Insurance                               17.7          31.1            12.7          18.0
  Consumer Finance                                        13.2          13.6             7.1           6.5
                                                      --------      --------        --------      --------
  Total Segment Operating Profit                          53.0          61.8            30.4          23.0
                                                      --------      --------        --------      --------

Net Gains on Sales of Investments                          1.2          33.7             0.1          33.2
Net Corporate Interest Expense                            (0.9)         (4.7)           (0.7)         (3.5)
Other Corporate Expense                                   (5.4)        (11.4)           (2.7)         (5.5)
                                                      --------      --------        --------      --------

Income before Income Taxes and
 Equity in Net Income of Investees                    $   47.9      $   79.4        $   27.1      $   47.2
                                                      ========      ========        ========      ========

PROPERTY AND CASUALTY INSURANCE

Premiums in the Property and Casualty Insurance segment increased by $46.1 million and $90.3 million, respectively, for the three and six months ended June 30, 1996, compared to the same periods in 1995, primarily due to the October 2, 1995 acquisition of Milwaukee Insurance Group, Inc. ("Milwaukee Insurance"). The first six months of 1995 included $5.7 million of favorable premium adjustments related to California Proposition 103. Net Investment Income in the Property and Casualty Insurance segment excluding Milwaukee Insurance decreased by $1.9 million and $3.7 million, respectively, due a lower level of investments in fixed maturities. Operating Profit in the Property and Casualty Insurance segment increased by $12.1 million and $5.0 million, respectively, due primarily to lower storm damage partially resulting from the Company's efforts to reduce its concentration of business in storm prone areas. The acquisition of Milwaukee Insurance increased Operating Profit in the Property and Casualty Insurance segment by approximately $3.4 million and $1.5 million, respectively.

LIFE AND HEALTH INSURANCE

Premiums in the Life and Health Insurance segment decreased by $4.3 million and $7.5 million, respectively, for the three and six months ended June 30, 1996, compared to the same periods in 1995. Accident and Health Insurance premiums decreased by $3.5 million and $6.6 million, respectively, primarily due to lower volume. Net Investment Income in the Life and Health Insurance segment decreased by $5.6 million and $11.5 million, respectively, due primarily to a lower level of investments as a result of certain prior year intercompany transactions. The Company expects that Net Investment Income recorded in the Life and Health Insurance segment for the third quarter of 1996 will decrease compared to the prior year period reflecting the full year impact of the intercompany transactions. Operating Profit in the Life and Health Insurance segment decreased by $5.3 million and $13.4 million, respectively, due to the lower net investment income and unfavorable mortality experience in life insurance in the second quarter of 1996, partially offset by lower underwriting expenses.

Effective May 31, 1996, United Insurance Company of America, one of the Company's Life and Health Insurance subsidiaries ("United"), entered into an agreement to cede certain life insurance policies to a third party. Life insurance reserves related to this agreement were approximately $125 million. At June 30, 1996 the Company had not been relieved of its primary obligation to these policyholders. In accordance with the provisions of SFAS Statement 113, Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts, the Company therefore continues to include the life insurance reserves related to this block of business on its balance sheet along with a corresponding amount classified as Other Receivables. Other Receivables increased by approximately $125 million during the second quarter of 1996 due to this transaction. As a result of this transaction annual premiums in the Life and Health Insurance segment will decrease by approximately $13 million. The effect of this transaction on Operating Profit is not significant.

CONSUMER FINANCE

Revenues in the Consumer Finance segment increased by $3.8 million and $7.7 million, respectively, for the three and six months ended June 30, 1996, compared to the same periods in 1995, as a result of a higher level of loans outstanding. Operating Profit in the Consumer Finance segment increased by $0.6 million for the second quarter of 1996, compared to the same period in 1995, due primarily to the higher level of loans outstanding. Operating Profit in the Consumer Finance segment decreased by $0.4 million for the first six months of 1996, compared to the same period in 1995, due primarily to higher provisions for loan losses.

CORPORATE

Net Corporate Interest Expense decreased by $2.8 million and $3.8 million, respectively, for the three and six months ended June 30, 1996, compared to the same periods in 1995. The decreases in Net Corporate Interest Expense were primarily the result of a $300 million extraordinary dividend paid from United to the Unitrin, Inc. parent company in the third quarter of 1995. Proceeds from this dividend were used to fund the Company's common stock repurchase program, to reduce borrowings under the Company's revolving credit agreement and to purchase certain investment securities from the Company's subsidiaries.

Other Corporate Expense decreased by $2.8 million and $6.0 million, respectively, for the three and six months ended June 30, 1996, compared to the same periods in 1995, due primarily to expenses incurred in 1995 attributed to an unsolicited merger proposal.

INVESTEES

Equity in Net Income of Investees increased by $1.0 million and $2.2 million, respectively, for the three and six months ended June 30, 1996, compared to the same periods in 1995, due to improved operating results at the investee companies.

Litton Industries, Inc. ("Litton") announced in the first quarter of 1996 that it had agreed to acquire Steerage Corp. ("Steerage") and that it would issue approximately 2.2 million shares of Litton common stock to affect the combination utilizing the pooling of interests method of accounting. Litton subsequently announced that it paid all cash, instead of issuing shares of Litton common stock, to affect the combination and that it accounted for the Steerage acquisition utilizing the purchase method of accounting. Accordingly, Unitrin's results were not affected by the completion of this transaction.

OTHER ITEMS

During the first six months of 1996, the Company repurchased 1,041,575 shares of its common stock in open market transactions at an aggregate cost of $50.0 million. The repurchases were made with general corporate funds. At June 30, 1996, the unused commitment under the Company's revolving credit agreement was $233 million. In addition, for the remainder of 1996, the Company's subsidiaries would be able to pay approximately $161 million in dividends to the Company without prior regulatory approval.


                    [This space left intentionally blank.]

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Annual Meeting of Shareholders of Unitrin, Inc. was held on May 1, 1996 for the purpose of electing seven directors and to consider and act upon a proposal to approve the 1995 Non-Employee Director Stock Option Plan (the "Plan").

The final tabulation for each of the seven nominees for director is as follows:

                                  Votes           Votes
         Nominee                   For          Withheld
     ------------------         ----------      ---------
     James E. Annable           34,472,474        238,786
     Reuben L. Hedlund          34,467,840        288,420
     Jerrold V. Jerome          34,498,529        257,731
     George A. Roberts          34,492,984        263,276
     Fayez S. Sarofim           34,497,431        258,829
     Henry E. Singleton         33,470,137      1,286,123
     Richard C. Vie             34,497,714        258,546


Shareholders approved the Plan by casting 32,673,239 votes for approval, 1,707,154 votes against, and 375,867 votes abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     3.1 Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to Unitrin's Registration Statement on Form 10 dated
           February 15, 1990.)

     3.2 Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company's 1994 Annual Report on Form 10-K.)

     4 Rights Agreement between the Company and First Chicago Trust Company of New York, as rights agent, dated as of August 3, 1994
           (incorporated herein by reference to Exhibit 1 to the Company's
           Registration Statement on Form 8-A dated August 3, 1994)

     10.1  Unitrin, Inc. 1990 Stock Option Plan as Amended and Restated
           (Incorporated herein by reference to Exhibit 10.1 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1995.)

     10.2  Amendments, dated May 1, 1996, to the Unitrin, Inc. 1990 Stock Option
           Plan

     10.3 1995 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1995.)

     10.4 Unitrin, Inc. Retirement Plan for Salaried Employees (Incorporated by reference to Exhibit 10.2 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 1994.)

     10.5  Amendment No. 1 to Unitrin, Inc. Retirement Plan for Salaried
           Employees (Incorporated by reference to Exhibit 10.3 to Unitrin's
           Annual Report on Form 10-K for the year ended December 31, 1994.)

     10.6  Amendment No. 2 to Unitrin, Inc. Retirement Plan for Salaried
           Employees (Incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1995.)

     10.7  Unitrin, Inc. Pension Equalization Plan (Incorporated by reference to
           Exhibit 10.4 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 1994.)

    10.8 Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company's 1994 Annual Report on Form 10-K), with the following executive officers:

                 Jerrold V. Jerome (Chairman)
                 Richard C. Vie (President and Chief Executive Officer)
                 David F. Bengston (Vice President)
                 James W. Burkett (Vice President)
                 Thomas H. Maloney (Vice President and General Counsel)
                 Eric J. Draut (Treasurer)

           (Note: Each of the foregoing agreements is identical except that the severance compensation multiple is 2.99 for Messrs. Jerome and Vie and 2.0 for the other executive officers. The term of these agreements has been extended by action of Unitrin's board of directors through December 31, 1996.)

    10.9 Severance Compensation Plan After Change of Control (Incorporated herein by reference to Exhibit 10.6 to the Company's 1994 Annual
           Report on Form 10-K; the term of this plan has been extended by Unitrin's board of directors through December 31, 1996.)

    10.10  Credit Agreement, dated January 24, 1995 among Unitrin, Inc.,
           NationsBank, N.A. (Carolinas), The First National Bank of Chicago and
           First Interstate Bank of California (Incorporated by reference to
           Exhibit 10.7 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 1994.)

    10.11  First Amendment to Credit Agreement, dated July 14, 1995
           (Incorporated herein by reference to Exhibit 10.10 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended September 30,
           1995.)

    10.12 Tax Allocation Agreement by and among Company and its Subsidiaries and Teledyne, Inc. (Incorporated by reference to Amendment No. 1, dated April 5, 1990, on Form 8 to the Company's Registration
           Statement on Form 10.)

    27     Financial Data Schedule

(b)  Reports on Form 8-K.

     The following report on Form 8-K was filed by the Company during the quarter ended June 30, 1996.

     Date of 8-K   Item Reported
     -----------   -------------
     May 7, 1996   The Company reported that one of its investee companies,
                   Litton Industries, Inc. ("Litton"), announced it had agreed to amend the terms of its acquisition of Steerage Corp. to pay all cash instead of issuing shares of Litton common
                   stock. Accordingly, the Company reported it will not record a loss upon Litton's completion of the Steerage Acquisition.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Unitrin, Inc.



Date: July 25, 1996                    /s/ Richard C. Vie
                                       -------------------------------------
                                       Richard C. Vie
                                       President and Chief Executive Officer



Date: July 25, 1996                    /s/ Eric J. Draut
                                       -------------------------------------
                                       Eric J. Draut
                                       Treasurer and Controller

                                 Exhibit Index


3.1    Certificate of Incorporation (Incorporated herein by reference to Exhibit
       3.1 to Unitrin's Registration Statement on Form 10 dated February 15,
       1990.)

3.2    Amended and Restated By-Laws (Incorporated herein by reference to Exhibit
       3.2 to the Company's 1994 Annual Report on Form 10-K.)

4      Rights Agreement between the Company and First Chicago Trust Company of
       New York, as rights agent, dated as of August 3, 1994 (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 3, 1994)

10.1   Unitrin, Inc. 1990 Stock Option Plan as amended and Restated
       (Incorporated herein by reference to Exhibit 10.1 to the Company's Annual
       Report on Form 10-K for the year ended December 31, 1995.)

10.2   Amendments, dated May 1, 1996, to the Unitrin, Inc. 1990 Stock Option
       Plan

10.3 1995 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

10.4 Unitrin, Inc. Retirement Plan for Salaried Employees (Incorporated by reference to Exhibit 10.2 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 1994.)

10.5   Amendment No. 1 to Unitrin, Inc. Retirement Plan for Salaried Employees
       (Incorporated by reference to Exhibit 10.3 to Unitrin's Annual Report on
       Form 10-K for the year ended December 31, 1994.)

10.6   Amendment No. 2 to Unitrin, Inc. Retirement Plan for Salaried Employees
       (Incorporated herein by reference to Exhibit 10.4 to the Company's Annual
       Report on Form 10-K for the year ended December 31, 1995.)

10.7   Unitrin, Inc. Pension Equalization Plan (Incorporated by reference to
       Exhibit 10.4 to Unitrin's Annual Report on Form 10-K for the year ended
       December 31, 1994.)

10.8 Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company's 1994
       Annual Report on Form 10-K), with the following executive officers:

           Jerrold V. Jerome (Chairman)
           Richard C. Vie (President and Chief Executive Officer)
           David F. Bengston (Vice President)
           James W. Burkett (Vice President)
           Thomas H. Maloney (Vice President and General Counsel)
           Eric J. Draut (Treasurer)

       (Note: Each of the foregoing agreements is identical except that the severance compensation multiple is 2.99 for Messrs. Jerome and Vie and
       2.0 for the other executive officers. The term of these agreements has been extended by action of Unitrin's board of directors through December
       31, 1996.)

10.9 Severance Compensation Plan After Change of Control (Incorporated herein by reference to Exhibit 10.6 to the Company's 1994 Annual Report on Form
       10-K; the term of this plan has been extended by Unitrin's board of directors through December 31, 1996.)

10.10  Credit Agreement, dated January 24, 1995 among Unitrin, Inc.,
       NationsBank, N.A. (Carolinas), The First National Bank of Chicago and
       First Interstate Bank of California (Incorporated by reference to Exhibit
       10.7 to Unitrin's Annual Report on Form 10-K for the year ended December
       31, 1994.)

10.11 First Amendment to Credit Agreement, dated July 14, 1995 (Incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

10.12 Tax Allocation Agreement by and among Company and its Subsidiaries and Teledyne, Inc. (Incorporated by reference to Amendment No. 1, dated April
       5, 1990, on Form 8 to the Company's Registration Statement on Form 10.)

27     Financial Data Schedule
