Form 10-Q
period 1996-09-30
UNITRIN INC
filed 1996-10-23
CIK 860748

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended     September 30, 1996
                          ------------------------------------------------------
                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from  _________________________ to ___________________

Commission file                           0-18298
number                  --------------------------------------------------------


                                 Unitrin, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                      95-4255452
--------------------------------------------------------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)


One East Wacker Drive, Chicago, Illinois                      60601
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (312)661-4600
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X    No
                                     ------    ------

37,271,699 shares of common stock, $0.10 par value, were outstanding as of September 30, 1996.

                                  UNITRIN, INC.

                                     INDEX


                                                                          Page
                                                                        --------
PART  I.    Financial Information.

Item  1.    Financial Statements.

            Condensed Consolidated Statements of                           1
            Income for the Nine and Three Months Ended
            September 30, 1996 and 1995 (Unaudited).

            Condensed Consolidated Balance Sheets as of                    2
            September 30, 1996  (Unaudited) and
            December 31, 1995.

            Condensed Consolidated Statements of Cash                      3
            Flows for the Nine Months Ended
            September 30, 1996 and 1995 (Unaudited).

            Notes to the Condensed Consolidated                           4-5
            Financial Statements (Unaudited).



Item  2.    Management's Discussion and Analysis of                       6-8
            Results of Operations and Financial Condition.


PART  II.   Other Information.

Item  6.    Exhibits and Reports on Form 8-K.                              9

Signatures                                                                 10

                        UNITRIN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)


                                                                    Nine Months Ended                    Three Months Ended
                                                           -----------------------------------    ---------------------------------
                                                                Sept. 30,        Sept. 30,           Sept. 30,        Sept. 30,
                                                                  1996             1995                1996             1995
                                                           ----------------- -----------------    ---------------- ----------------
Revenues:
   Premiums                                                    $       917.2    $        793.6      $        304.1   $        263.3
   Consumer Finance Revenues                                            89.2              78.4                30.3             27.2

   Net Investment Income                                               133.5             140.6                44.0             43.6
   Net Gains on Sales of Investments                                     1.6              54.3                 0.4             20.6
                                                           ----------------- -----------------    ---------------- ----------------
   Total Revenues                                                    1,141.5           1,066.9               378.8            354.7

                                                           ----------------- -----------------    ---------------- ----------------

Expenses:
   Insurance Claims and Policyholders' Benefits                        603.3             522.5               191.4            171.1
   Insurance Expenses                                                  368.4             336.8               121.0            111.9
   Consumer Finance Expenses                                            73.1              61.2                24.9             21.6
   Interest and Other Expenses                                          11.7              23.7                 4.4              6.8
                                                           ----------------- -----------------    ---------------- ----------------
   Total Expenses                                                    1,056.5             944.2               341.7            311.4
                                                           ----------------- -----------------    ---------------- ----------------

Income before Income Taxes and Equity
 in Net Income of Investees                                             85.0             122.7                37.1             43.3

Income Tax Expense                                                      28.5              42.4                12.7             15.2
                                                           ----------------- -----------------    ---------------- ----------------
Income before Equity in Net Income of Investees                         56.5              80.3                24.4             28.1
Equity in Net Income of Investees                                       36.5              32.5                13.7             11.9
                                                           ----------------- -----------------    ---------------- ----------------


Net Income                                                     $        93.0    $        112.8      $         38.1   $         40.0
                                                           ================= =================    ================ ================

Net Income Per Share - Note 2                                  $        2.46    $         2.76      $         1.02   $         1.01
                                                           ================= =================    ================ ================

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)

                                                                     September 30,      December 31,
                                                                         1996               1995
                                                                     -------------      ------------
                                                                      (Unaudited)
Assets:
Investments:
    Fixed Maturities at Fair Value (Amortized
      Cost: 1996 - $2,243.7; 1995 - $2,365.1)                        $     2,263.2      $    2,457.1
    Equity Securities at Fair Value
      (Cost: 1996 - $165.3; 1995 - $97.7)                                    246.4             179.3
    Investees at Cost Plus Cumulative Undistributed Earnings
      (Fair Value: 1996 - $1,529.2; 1995 - $1,320.3)                         649.9             595.2
    Other                                                                    151.9             178.1
                                                                     -------------      ------------
    Total Investments                                                      3,311.4           3,409.7
                                                                     -------------      ------------

Cash                                                                          11.8               9.1
Consumer Finance Receivables                                                 596.1             547.1
Other Receivables                                                            376.3             250.4
Other Assets                                                                 592.3             602.4
                                                                     -------------      ------------
Total Assets                                                         $     4,887.9      $    4,818.7
                                                                     =============      ============

Liabilities and Shareholders' Equity:
Insurance Reserves:
    Life and Health                                                  $     1,598.0      $    1,569.5
    Property and Casualty                                                    440.0             437.8
                                                                     -------------      ------------
    Total Insurance Reserves                                               2,038.0           2,007.3
                                                                     -------------      ------------

Investment Certificates and Passbook Accounts                                571.6             519.0
Notes Payable                                                                129.1             100.2
Accrued Expenses and Other Liabilities                                       700.5             667.7
                                                                     -------------      ------------
Total Liabilities                                                          3,439.2           3,294.2
                                                                     -------------      ------------
Shareholders' Equity:
 Common Stock, $0.10 par value, 100 million Shares Authorized;
  37,271,699 and 38,490,287 Shares Outstanding at
  September 30, 1996 and December 31, 1995                                     3.7               3.8
 Additional Paid-in Capital                                                  125.0             126.2
 Retained Earnings                                                         1,253.9           1,281.1
 Net Unrealized Appreciation on Securities                                    66.1             113.4
                                                                     -------------      ------------
Total Shareholders' Equity                                                 1,448.7           1,524.5
                                                                     -------------      ------------
Total Liabilities and Shareholders' Equity                           $     4,887.9      $    4,818.7
                                                                     =============      ============

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                                    Nine Months Ended
                                                            ---------------------------------
                                                            September 30,      September 30,
                                                                1996               1995
                                                            ---------------    --------------
Operating Activities:
   Net Income                                               $          93.0    $        112.8
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operations:
     Change in Deferred Policy Acquisition Costs                       11.0               6.5
     Equity in Net Income of Investees before Taxes                   (55.8)            (49.7)
     Cash Dividends from Investee                                       1.1               1.1
     Amortization of Fixed Maturities                                  18.7              17.0
     Increase in Insurance Reserves and Unearned Premiums              17.9              17.1
     Change in Accrued Expenses and Other Liabilities                  19.8               8.3
     Net Gains on Sales of Investments                                 (1.6)            (54.3)
     Provision for Loan Losses                                         19.6              15.8
     Other, Net                                                        10.5              21.1
                                                            ---------------    --------------
Net Cash Provided by Operating Activities                             134.2              95.7
                                                            ---------------    --------------

Investing Activities:
     Sales and Maturities of Fixed Maturities                         180.0             561.9
     Purchases of Fixed Maturities                                    (74.7)           (310.4)
     Sales of Equity Securities                                         6.7              70.7
     Purchases of Equity Securities                                   (74.1)             (8.2)
     Change in Consumer Finance Receivables                           (68.6)            (81.0)
     Change in Short-term Investments                                  20.9             (22.9)
     Other, Net                                                       (12.0)             (8.8)
                                                            ---------------    --------------
Net Cash Provided by Investing Activities                             (21.8)            201.3
                                                            ---------------    --------------

Financing Activities:
     Change in Investment Certificates and Passbook Accounts           52.6              62.7
     Universal Life and Annuity Account Payments to Reinsurer         (79.6)                -
     Other Changes in Universal Life and Annuity Accounts              10.1              14.3
     Notes Payable Proceeds                                           122.0             308.0
     Notes Payable Payments                                           (93.5)           (252.0)
     Cash Dividends Paid                                              (62.5)            (61.4)
     Common Stock Repurchases                                         (60.6)           (379.8)
     Other, Net                                                         1.8               4.4
                                                            ---------------    --------------
Net Cash Used by Financing Activities                                (109.7)           (303.8)
                                                            ---------------    --------------
Increase (Decrease) in Cash                                             2.7              (6.8)
Cash, Beginning of Year                                                 9.1              23.3
                                                            ---------------    --------------
Cash, End of Period                                         $          11.8    $         16.5
                                                            ===============    ==============

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

Note 2 - Shareholders' Equity

On August 11, 1994, the Company's Board of Directors authorized the repurchase of up to ten million shares of the Company's outstanding common stock, including approximately 1.4 million shares remaining under its August 8, 1990 repurchase authorization, in open market or privately negotiated transactions from time to time subject to market conditions and other factors. On February 17, 1995 and July 31, 1996, the Company's Board of Directors authorized the repurchase of an additional five million and three million shares of the Company's outstanding common stock, respectively, for an aggregate authorization of eighteen million shares. During the nine months ended September 30, 1996, the Company repurchased 1,268,175 shares of its common stock in open market transactions at an aggregate cost of $60.6 million, bringing the total number of common shares repurchased since August 1994 to 14,754,633 at a total cost of $721.9 million. Common Stock, Additional Paid-in Capital and Retained Earnings have been reduced on a pro rata basis for the cost of the repurchased shares.

In the first nine months of 1996, the Compensation Committee of the Board of Directors granted non-qualified stock options under the Company's 1990 Stock Option Plan covering 475,813 common shares at exercise prices ranging from $46.00 to $51.00, which equaled the fair market value of such shares on the dates of grant. The options granted are primarily exercisable in installments beginning two years from the date of grant and expire ten years from the date of grant. As of September 30, 1996, options for 1,884,513 common shares were outstanding and options covering 393,700 common shares were available for future grant under the 1990 Stock Option Plan.

On May 1, 1996, the Company's shareholders approved the 1995 Non-Employee Director Stock Option Plan (the "Director Plan"). On May 1, 1996, two of the Company's directors each received options to purchase 2,000 shares of the Company's common stock at an exercise price of $48.50 per common share, which equaled the fair market value of the shares on the date of grant. As of September 30, 1996, options for 8,000 common shares were outstanding under the Director Plan, including options for 4,000 shares which were granted prior to May 1, 1996 conditioned upon shareholder approval.

Net Income Per Share was computed using 37,865,186 and 40,921,466 weighted average shares for the nine months ended September 30, 1996 and 1995, respectively, and using 37,338,213 and 39,523,195 weighted average shares for the three months ended September 30, 1996 and 1995, respectively. Common stock equivalents of approximately 265,000 were excluded from the computation of primary net income per share and common stock equivalents of approximately 298,000 were excluded from the computation of fully diluted net income per share for the nine months ended September 30, 1996 because the effect of dilution of net income per share was less than 3 percent. Common stock equivalents of approximately 264,000 were excluded from the computation of primary net income per share and common stock equivalents of approximately 298,000 were excluded from the computation of fully diluted net income per share for the three months ended September 30, 1996 because the effect of dilution of net income per share was less than 3 percent. Common stock equivalents of approximately 292,000 were excluded from the computation of both primary and fully diluted net income per share for the nine months ended September 30, 1995 because the effect of dilution of net income per share was less than 3 percent. Common stock equivalents of approximately 282,000 were excluded from the computation of both primary and fully diluted net income per share for the three months ended September 30, 1995 because the effect of dilution of net income per share was less than 3 percent.

Note 3 - Contingencies

The Company and its subsidiaries are parties to various legal actions incidental to their businesses. Some of these actions seek substantial punitive damages that bear no apparent relationship to the actual damages alleged. Although no assurances can be given and no determination can be made at this time as to the outcome of any particular legal action, the Company and its subsidiaries believe there are meritorious defenses to these legal actions and are defending them vigorously. The Company believes that resolution of these matters will not have a material adverse effect on the Company's financial position.

In connection with one such action, Ronnie Dale Bleeker v. Trinity Universal Insurance Company ("Trinity"), et al.. the District Court of Hidalgo County, Texas, on February 9, 1995 entered a judgement in the amount of $77.0 million, including attorney fees of $38.5 million, against Trinity, one of the Company's subsidiaries. The case involves Trinity's alleged improper handling of a claim made under a $40 thousand automobile insurance policy. Trinity has strongly denied any wrongdoing and intends to pursue vigorously all avenues for relief from the judgment. The matter is presently on appeal to the Thirteenth Court of Appeals in Corpus Christi, Texas. The ultimate outcome of this litigation cannot presently be predicted. However, the Company believes that Trinity has a number of meritorious grounds for appeal and, accordingly, the judgment has not been accrued in the financial statements.

Effective May 31, 1996, United Insurance Company of America, one of the Company's Life and Health Insurance subsidiaries ("United"), entered into an agreement to cede certain life insurance policies to a third party. Life insurance reserves related to this agreement were $124.7 million. At September 30, 1996 the Company had not been relieved of its primary obligation to these policyholders. In accordance with the provisions of SFAS Statement 113, Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts, the Company therefore continues to include the life insurance reserves related to this block of business on its balance sheet along with a corresponding amount classified as Other Receivables. Other Receivables increased by $124.7 million for the nine months ended September 30, 1996 due to this transaction.

Note 4 - Supplemental Cash Flow Information

Significant non-cash activity related to the Company's investments in Fixed Maturities and Equity Securities for the nine months ended September 30, 1996 were:

      (Dollars in Millions)
      Decrease in Unrealized Appreciation on Securities        $    (73.0)
      Effect of Income Taxes                                         25.7
                                                               -----------
      Decrease in Net Unrealized Appreciation on Securities    $    (47.3)
                                                               ===========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

UNITRIN, INC. AND SUBSIDIARIES
SUMMARIZED FINANCIAL INFORMATION
(Dollars in millions)

                                                        Nine Months Ended                     Three Months Ended
                                                    --------------------------              ------------------------
                                                    Sept. 30,        Sept. 30,              Sept. 30,      Sept. 30,
                                                      1996             1995                   1996           1995
                                                    ------------  ------------              -----------  -----------
Revenues:
Property and Casualty Insurance:
 Premiums                                           $      546.7  $      407.8              $     184.6  $     136.0
 Net Investment Income                                      37.2          31.4                     12.3         10.0
                                                    ------------  ------------              -----------  -----------
 Total Property and Casualty Insurance                     583.9         439.2                    196.9        146.0
                                                    ------------  ------------              -----------  -----------

Life and Health Insurance:
 Premiums                                                  370.5         385.8                    119.5        127.3
 Net Investment Income                                      93.1         106.6                     30.5         32.5
                                                    ------------  ------------              -----------  -----------
 Total Life and Health Insurance                           463.6         492.4                    150.0        159.8
                                                    ------------  ------------              -----------  -----------

Consumer Finance                                            89.2          78.4                     30.3         27.2
                                                    ------------  ------------              -----------  -----------
Total Segment Revenues                                   1,136.7       1,010.0                    377.2        333.0
                                                    ------------  ------------              -----------  -----------

Net Gains on Sales of Investments                            1.6          54.3                      0.4         20.6
Other Revenues                                               3.2           2.6                      1.2          1.1
                                                    ------------  ------------              -----------  -----------

Total Revenues                                      $    1,141.5  $    1,066.9              $     378.8  $     354.7
                                                    ============  ============              ===========  ===========

Income before Income Taxes and
 Equity in Net Income of Investees:
  Property and Casualty Insurance                   $       44.9  $       30.5              $      22.8  $      13.4
  Life and Health Insurance                                 28.9          40.0                     11.2          8.9
  Consumer Finance                                          20.1          20.1                      6.9          6.5
                                                    ------------  ------------              -----------  -----------
  Total Segment Operating Profit                            93.9          90.6                     40.9         28.8
                                                    ------------  ------------              -----------  -----------

Net Gains on Sales of Investments                            1.6          54.3                      0.4         20.6
Net Corporate Interest Expense                              (1.6)         (6.2)                    (0.7)        (1.5)
Other Corporate Expense                                     (8.9)        (16.0)                    (3.5)        (4.6)
                                                    ------------  ------------              -----------  -----------

Income before Income Taxes and
 Equity in Net Income Of Investees                  $       85.0  $      122.7              $      37.1  $      43.3
                                                    ============  ============              ===========  ===========

PROPERTY AND CASUALTY INSURANCE

Premiums in the Property and Casualty Insurance segment increased by $48.6 million and $138.9 million, respectively, for the three and nine months ended September 30, 1996, compared to the same periods in 1995, primarily due to the October 2, 1995 acquisition of Milwaukee Insurance Group, Inc. ("Milwaukee Insurance"). The first nine months of 1995 included $5.7 million of favorable premium adjustments related to California Proposition 103. Net investment Income excluding Milwaukee Insurance decreased by $1.4 million and $5.1 million, respectively, due to a lower level of investments in fixed maturities. Operating Profit in the Property and Casualty Insurance segment increased by $9.4 million and $14.4 million, respectively, due primarily to lower storm damage partially resulting from the Company's efforts to reduce its concentration of business in storm prone areas and lower automobile insurance claims as a percentage of premium for the third quarter of 1996. The acquisition of Milwaukee Insurance increased Operating Profit in the Property and Casualty Insurance segment by approximately $0.4 million and $1.9 million, respectively. Claims from Hurricane Fran were not significant.

LIFE AND HEALTH INSURANCE

Premiums in the Life and Health Insurance segment decreased by $7.8 million and $15.3 million for the three and nine months ended September 30, 1996, compared to the same periods in 1995, primarily due to lower volume of Accident and Health Insurance. Net Investment Income in the Life and Health Insurance segment decreased by $2.0 million and $13.5 million, respectively, due primarily to a lower level of investments as a result of certain prior year intercompany transactions.

Operating Profit in the Life and Health Insurance segment increased by $2.3 million for the third quarter of 1996 due primarily to lower Life Insurance benefits expense as a percentage of premium, partially offset by the lower net investment income. Operating Profit decreased by $11.1 million for the first nine months of 1996, due primarily to the lower net investment income.

Effective May 31, 1996, United Insurance Company of America, one of the Company's Life and Health Insurance subsidiaries ("United"), entered into an agreement to cede certain life insurance policies to a third party. Life insurance reserves related to this block were approximately $124.7 million. At September 30, 1996 the Company had not been relieved of its primary obligation to these policyholders. In accordance with the provision of SFAS Statement 113, Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts, the Company therefore continues to include the life insurance reserves related to this block of business on its balance sheet along with a corresponding amount classified as Other Receivables. Other Receivables increased by approximately $124.7 million during 1996 due to this transaction. As a result of this transaction annual premiums in the Life and Health Insurance segment will decrease by approximately $13 million. The effect of this transaction on Operating Profit is not material.


CONSUMER FINANCE

Revenues in the Consumer Finance segment increased by $3.1 million and $10.8 million for the three and nine months ended September 30, 1996, compared to the same periods in 1995, as a result of a higher level of loans outstanding. Operating Profit in the Consumer Finance segment increased by $0.4 million for the third quarter of 1996 due primarily to the higher level of loans outstanding. Operating Profit in the Consumer Finance segment was unchanged for the first nine months of 1996 as the effect of higher levels of loans outstanding was offset by higher provisions for loan losses.


CORPORATE

Net Corporate Interest Expense decreased by $0.8 million and $4.6 million for the three and nine months ended September 30, 1996, compared to the same periods in 1995. The decreases in Net Corporate Interest Expense were primarily the result of a $300 million extraordinary dividend paid from United to Unitrin, Inc. in the third quarter of 1995. Proceeds from this dividend were used to fund the Company's common stock repurchase program, to reduce borrowings under the Company's revolving credit agreement and to purchase certain investment securities from the Company's subsidiaries.

Other Corporate Expense decreased by $1.1 million and $7.1 million for the three and nine months ended September 30, 1996, compared to the same periods in 1995, due primarily to expenses incurred in 1995 attributed to an unsolicited merger proposal.

INVESTEES

Equity in Net Income of Investees increased by $1.8 million and $4.0 million for the three and nine months ended September 30, 1996, compared the same periods in 1995 due to improved operating results at the investee companies.

Litton Industries, Inc. ("Litton") announced in the first quarter of 1996 that it had agreed to acquire Steerage Corp. ("Steerage") and that it would issue approximately 2.2 million shares of Litton common stock to affect the combination utilizing the pooling of interests method of accounting. Litton completed the Steerage acquisition in the second quarter of 1996 by instead paying cash and utilizing the purchase method of accounting. Unitrin's results were not affected by the completion of this transaction.

OTHER ITEMS

During the first nine months of 1996, the Company repurchased approximately 1.27 million shares of its common stock in open market transactions at an aggregate cost of $60.6 million. The repurchases were made with general corporate funds. At September 30, 1996, the unused commitment under the Company's revolving credit agreement was $228 million. In addition, for the remainder of 1996, the Company's subsidiaries would be able to pay approximately $62 million in dividends to the Company without prior regulatory approval.





                     [This space left intentionally blank]

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    3.1 Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to Unitrin's Registration Statement of Form 10 dated February 15, 1990.)
    3.2 Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company's 1994 Annual Report on Form 10-K.)
    4 Rights Agreement between the Company and First Chicago Trust Company of New York, as rights agent, dated as of August 3, 1994 (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 3, 1994).
    10.1 Unitrin, Inc. 1990 Stock Option Plan as amended and Restated (Incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)
    10.2 Amendments, dated, May 1, 1996, to the Unitrin, Inc. 1990 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)
    10.3 Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)
    10.4 Unitrin, Inc. Retirement Plan for Salaried Employees (Incorporated by reference to Exhibit 10.2 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 1994.)
    10.5 Amendment No. 1 to Unitrin, Inc. Retirement Plan for Salaried Employees (Incorporated by reference to exhibit 10.3 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 1994.)
    10.6 Amendment No. 2 to Unitrin, Inc. Retirement Plan for Salaried Employees (Incorporated herein by reference to Exhibit 10.4 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 1995.)
    10.7  Unitrin, Inc. Pension Equalization Plan (Incorporated by reference to
          Exhibit 10.4 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 1994.)
    10.8 Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company's 1994 Annual Report on Form 10-K), with the following executive officers:

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

(b) Reports on Form 8-K.

  No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Unitrin, Inc.


Date: October 23, 1996                 /s/ Richard C. Vie
                                       --------------------------------------
                                       Richard C. Vie
                                       President and Chief Executive Officer


Date: October 23, 1996                 /s/ Eric J. Draut
                                       --------------------------------------
                                       Eric J. Draut
                                       Treasurer and Controller

                                 Exhibit Index

3.1 Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to Unitrin's Registration Statement on Form 10 dated February 15, 1990.)

3.2 Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company's 1994 Annual Report on Form 10-K.)

4 Rights Agreement between the Company and First Chicago Trust Company of New York, as rights agent, dated as of August 3, 1994 (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 3, 1994).

10.1 Unitrin, Inc. 1990 Stock Option Plan as amended and Restated (Incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

10.2 Amendments, dated, May 1, 1996, to the Unitrin, Inc. 1990 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

10.3 Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

10.4 Unitrin, Inc. Retirement Plan for Salaried Employees (Incorporated by reference to Exhibit 10.2 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 1994.)

10.5 Amendment No. 1 to Unitrin, Inc. Retirement Plan for Salaried Employees (Incorporated by reference to Exhibit 10.3 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 1994.)

10.6 Amendment No. 2 to Unitrin, Inc. Retirement Plan for Salaried Employees (Incorporated herein by reference to Exhibit 10.4 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 1995.)

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