Form 10-K
period 1996-12-31
UNITRIN INC
filed 1997-02-27
CIK 860748

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

                                   ---------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996          Commission File No. 0-18298

                                   ---------

                                 UNITRIN, INC.
            (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                 95-4255452
(State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)               Identification Number)

         One East Wacker Drive
           Chicago, Illinois                           60601
(Address of Principal Executive Offices)            (Zip Code)

                                (312) 661-4600
             (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.10 par Value
         Preferred Share Purchase Rights Pursuant to Rights Agreement
                               (Title of Class)


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X]                                   No



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Based on the closing market price of Registrant's common stock on December 31, 1996, the aggregate market value of such stock held by non-affiliates of Registrant is approximately $1.46 billion. Solely for purposes of this calculation, all executive officers and directors of Registrant are considered affiliates.

Registrant had 37,340,894 shares of common stock outstanding as of December 31, 1996.

                      Documents Incorporated by Reference

                                                          Part of the Form 10-K
                                                         into which incorporated
                      Document

   Portions of 1996 Annual Report to Shareholders         Parts I, II and IV

   Portions of Proxy Statement for 1997 Annual Meeting          Part III

================================================================================

                                     PART I

ITEM 1.  Business

     Unitrin, Inc. ("Unitrin" or the "Company") serves the basic financial needs of individuals, families and small businesses. Through its subsidiaries, Unitrin provides property and casualty insurance, life and health insurance, and consumer finance services.

     (a) General development of business
         -------------------------------

     During 1996, Unitrin repurchased and retired 1,277,175 shares of its common stock in open market transactions at a total cost of $61.1 million, bringing the total number of shares that have been repurchased since August 1994 to approximately 14.8 million at a total cost of $722 million. Unitrin's board of directors has authorized a total of 18 million shares to be repurchased.

     Effective May 31, 1996, United Insurance Company of America ("United"), one of the Company's subsidiaries, entered into an agreement to cede certain life insurance policies to a third party. Life insurance reserves related to this block were approximately $112 million at December 31, 1996. At such date, United had not been relieved of its primary obligation to these policyholders and, under applicable accounting requirements, the Company therefore continues to include the life insurance reserves related to this block of business on its balance sheet, along with a corresponding amount classified as "Other Receivables." As a result of this transaction, premiums in the Company's Life and Health Insurance segment decreased by $7.3 million in 1996 and will decrease by an additional $6 million in 1997. The effect of this transaction on the segment's operating profit is not material.

     Effective as of January 1, 1997, Unitrin acquired Union Automobile Indemnity Company ("Union") of Bloomington, Illinois, a property and casualty insurance company with annual direct written premiums of approximately $35 million.

     (b) Business segment financial data
         -------------------------------

     Financial information about the Company's business segments for the years ended December 31, 1996, 1995 and 1994 is contained in the following portions of Unitrin's 1996 Annual Report and incorporated herein by reference: (i) Note 16 to the Company's Consolidated Financial Statements, which Financial Statements are further described in Item 14(a)1 hereto and filed as Exhibit 13.1 hereto (the "Financial Statements"), and (ii) "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is filed as Exhibit 13.2 hereto (the "MD&A").

     (c) Description of business
         -----------------------

     Unitrin conducts its operations in three segments:   Property and Casualty
Insurance, Life and Health Insurance and Consumer Finance. Unitrin and its subsidiaries have approximately 7,400 full-time employees of which approximately 5,000 are employed in the Life and Health Insurance segment, 1,700 in the Property and Casualty Insurance segment and 600 in the Consumer Finance segment.

     Property and Casualty Insurance
     -------------------------------

     Trinity Universal Insurance Company ("Trinity"), together with its subsidiaries, affiliates and Union (collectively, the "Property and Casualty Group") comprise a network of regional insurers operating in the southern, midwestern and western United States. The Property and Casualty Group provides insurance coverage to over 775,000 policyholders in thirty-two states. Taking the acquisition of Union into account, the five states providing the largest amount of premium revenues are: Texas (27%), California (13%), Wisconsin (9%), Illinois (8%), and Louisiana (6%).

     Property insurance indemnifies an insured with an interest in physical property for loss of such property or the loss of its income-producing abilities. Casualty insurance primarily covers liability for damage to property of, or injury to, a person or entity other than the insured.

     Products and Distribution

     The Property and Casualty Group provides automobile, homeowners, commercial multi-peril, motorcycle, boat and watercraft, fire, casualty, workers compensation and other types of property and casualty insurance to individuals and businesses. Automobile insurance accounted for 37%, 33% and 32% of Unitrin's consolidated insurance premiums for the years ended December 31, 1996, 1995 and 1994 respectively.

     Preferred and Standard Risk Insurance Products. Preferred and standard risk insurance products are marketed exclusively by over 2,600 independent agents. These personal and commercial products are designed and priced for those individuals and businesses that have demonstrated favorable risk characteristics and loss history. Typical customers include "main street" businesses and middle income families. Products are marketed primarily in suburban and rural communities. Trinity and its subsidiaries (Milwaukee Guardian Insurance, Inc., Milwaukee Safeguard Insurance Company, Security National Insurance Company, and Trinity Universal Insurance Company of Kansas, Inc.) and its affiliates (Milwaukee Mutual Insurance Company and Trinity Lloyd's Insurance Company) principally provide the Property and Casualty Group's preferred and standard products in Texas, Wisconsin, Illinois, Louisiana, Minnesota and other southern, midwestern and northwestern states. In addition, Unitrin's most recent acquisition, Union, will market the Group's products in Illinois and adjacent states beginning in 1997.

     Specialty Products. Specialty products are principally provided by Financial Indemnity Company and Alpha Property & Casualty Insurance Company and include nonstandard automobile, motorcycle, and specialty watercraft insurance. Nonstandard automobile insurance is provided for individuals and companies that have had difficulty obtaining standard or preferred risk insurance, usually because of their driving record. Nonstandard automobile insurance products are marketed through over 4,600 agents in California and twenty other states.

     Storm Losses/Seasonality.

      Geographic location can have an impact on a property insurer's exposure to losses from hazards such as hurricanes, tornadoes, windstorms and hail. Moreover, these storms add an element of seasonality to property insurance claims, since windstorms and tornadoes tend to occur in the spring of the year, while hurricanes generally occur in the summer and fall. Historically, the Property and Casualty Group wrote a sizable portion of its business in Texas, the plains states and certain coastal areas that are storm-prone. In recent years, the Property and Casualty Group has endeavored to reduce its vulnerability to storm losses through a combination of geographic expansion outside of these areas and reduced concentration of business in storm-prone areas.

     Pricing

     Pricing levels for property and casualty insurance are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business conditions, inflation, expense levels and judicial decisions. In addition, many state regulators are requiring consideration of investment income when approving or setting rates, which has led to reduced underwriting margins.

     Reinsurance

     In accordance with the practice of the insurance industry, the Company cedes insurance to other insurers. These reinsurance arrangements limit the Company's exposure arising from large risks or from hazards of a catastrophic nature. Although such reinsurance does not discharge the Company from its obligations on risks insured, so long as reinsurers meet their obligations, the Company's net liability is limited to the amount of risk it retains.

     Competition

     Based on the most recent data published by A.M. Best Company ("A.M. Best"), at the end of 1995 there were approximately 1,200 property and casualty insurance organizations in the United States, made up of more than 2,400 companies. Unitrin's Property and Casualty Group ranked among the 100 largest property and casualty insurance company organizations in the United States, measured by admitted assets (73rd), net premiums written (62nd) and policyholders' surplus (52nd).

     In 1995, the industry's estimated net premiums written were $260 billion, 72% of which were accounted for by 50 groups of companies. Unitrin's property and casualty insurance companies together wrote less than 1% of the industry's estimated 1995 premium volume.

     Profitability of the property and casualty insurance industry is cyclical, particularly with respect to commercial lines. Periods of severe price competition and excess capacity to write new business tend to be followed by periods of premium increases and diminished capacity to provide coverage.

     Life and Health Insurance
     -------------------------

     Unitrin conducts its life and health insurance business through United and United's subsidiaries, Union National Life Insurance Company and The Pyramid Life Insurance Company (collectively, the "Life and Health Group"). The leading product of the Life and Health Group is traditional life insurance, including permanent and term insurance. This product accounted for 28%, 32% and 32% of Unitrin's consolidated insurance premiums for the years ended December 31, 1996,

1995 and 1994, respectively. Permanent policies are offered primarily on a non-participating, guaranteed-cost basis.

     Home Service Insurance Products

     United, together with its subsidiary, Union National Life Insurance Company, is one of the largest home service insurance operations in the United
States (see: "Competition," below).   In the "home service" market, agents who
are full-time employees of the insurer call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. The Life and Health Group's home service operations generated 81% of the Group's premiums in 1996.

     The major market for home service business generally consists of middle and lower income families. Approximately 3,700 of the Life and Health Group's 5,000 employees are full-time sales representatives and sales management personnel engaged in the home service business.

     The Life and Health Group also distributes property and casualty insurance products to its home service customers through United Casualty Insurance Company of America and Union National Fire Insurance Company

     Group Life and Health Insurance Products

     United's Group Division specializes in fully insured and stop loss group life and health insurance, as well as administrative services for medium-sized businesses and organizations. Its nearly 250 brokers and independent agents are concentrated in the western states.

     Worksite Insurance Products

     United's Worksite Products Division specializes in employer-paid and voluntary group and individual life insurance products and Section 125 administration programs. It provides such products on behalf of employers, financial institutions, credit unions, and banks to their employees, members, and customers.

     Medicare Supplement and Other Health Insurance Products

     United's subsidiary, The Pyramid Life Insurance Company, focuses primarily on selling insurance to the senior market. Its products include Medicare supplement, long-term care, home health care, major medical, and supplemental health insurance. Products are marketed in 22 states through over 3,000 independent agents and agencies. Medicare supplement insurance is also marketed through hospital networks.

     Pricing

     Premiums for life and health insurance products are based on assumptions with respect to mortality, morbidity, investment yields, expenses and lapses and are also affected by state laws and regulations, as well as competition.
Pricing assumptions are based on the experience of the Life and Health Group, as well as the industry in general, depending upon the factor being considered.

The actual profit or loss produced by a product will vary from the anticipated profit if the actual experience differs from the assumptions used in pricing the product.

     Premiums for policies sold through the Life and Health Group's home service operations are set at levels designed to cover the relatively high cost of distribution in the home service market. As a result of such higher expenses, incurred claims as a percentage of premium income tend to be lower for home service companies than the insurance industry average.

     Premiums for Medicare supplement and other accident and health policies must take into account the rising costs of medical care. The annual rate of medical cost inflation has historically been higher than the general rate of inflation, necessitating frequent rate increases, most of which are subject to approval by state regulatory agencies. The rate of medical care inflation has moderated in the recent past, though there can be no assurances that such moderation will continue.

     Reinsurance

     As is customary among life and health insurance companies, the Life and Health Group cedes insurance above certain Company-determined retention limits to other insurance companies to limit losses on risks. The Life and Health Group's maximum retention for individual life insurance policies is $250,000, plus an additional $100,000 for policies with accidental death or dismemberment benefits. Retention limits for group policies vary depending on the type of policy. Under any reinsurance arrangement, should the reinsurer be unable to meet the obligations it assumes, the ceding insurance company remains contingently liable with respect to the ceded insurance.

     Lapse Ratio

     The lapse ratio is a measure reflecting a life insurer's loss of existing business. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life and Health Group's lapse ratios for individual life insurance were 19%, 18% and 20% for the years 1996, 1995 and 1994, respectively.

     The lapse ratios of companies in the home service market tend to be higher than the lapse ratios of other life insurance companies. Thus, to maintain or increase the level of its home service business, the Life and Health Group's home service operations must continue to write a high volume of new policies.

     Competition

     Based on the most recent data published by A.M. Best, in 1995, there were approximately 660 life and health insurance company groups in the United States, made up of about 1,200 companies. Unitrin's Life and Health Group ranked among the 100 largest life and health insurance company groups, as measured by admitted assets (89th), net premiums written (94th) and capital and surplus
(40th).

     Approximately 70 life insurance companies participate in the home service life insurance market in the United States. In 1995, the Life and Health Group's home service operations ranked among the top three home service groups of companies, based on net premiums written in home service life insurance.

     Consumer Finance
     ----------------

     Unitrin is engaged in the consumer finance business through its subsidiary, Fireside Thrift Co. ("Fireside Thrift"), which has 38 branches in California and Arizona.

     Fireside Thrift is organized under California law as an industrial loan company and is a member of the Federal Deposit Insurance Corporation ("FDIC"). Industrial loan companies are sometimes also referred to as thrift and loan companies, and are distinct from both savings and loan associations and banks. (See also, "Regulation," below.)

     Fireside Thrift's principal business is the financing of used automobiles through the purchase of conditional sales contracts from automobile dealers. Fireside Thrift also makes personal loans, mostly secured by automobiles. The borrowers under these contracts and loans typically have marginal credit histories. Fireside Thrift competes for loans primarily on the basis of timely service to its customers and by offering flexible loan terms. Principal competitors include banks, finance companies, "captive" credit subsidiaries of automobile manufacturers and other industrial loan companies.

     Fireside Thrift's financing activities are funded primarily by thrift investment certificates (i.e., interest-bearing instruments that may be redeemed by the owner or repurchased by Fireside Thrift under certain circumstances) ranging from thirty-one days to five years in maturity, money market accounts and Individual Retirement Accounts ("IRAs"). It competes for funds primarily with banks, savings and loan associations and other industrial loan companies.

     Investments
     -----------

     The quality, nature and amount of various types of investments which can be made by insurance companies are regulated by state laws. These laws permit investments in qualified assets, including municipal, state and federal government obligations, corporate bonds, real estate, preferred and common stocks, and mortgages where the value of the underlying real estate exceeds the amount of the loan.

     Unitrin's investment strategy is based on current market conditions and other factors that it reviews from time to time. Unitrin's consolidated investment portfolio consists primarily of United States Government obligations and investment-grade fixed maturities. The Company's investment in non-investment grade, fixed maturity investments is insignificant.

     Regulation
     ----------

     Unitrin is subject to the insurance holding company laws of several states. Certain dividends and distributions by an insurance subsidiary to its holding company are subject to approval by the insurance regulators of the state of incorporation of such subsidiary. Other significant transactions between an insurance subsidiary and its holding company or other subsidiaries of the holding company may require approval by insurance regulators in the state(s) of incorporation of one or more of the insurance subsidiaries participating in such transactions.

     Unitrin's insurance subsidiaries are subject to regulation in the states in which they do business. Such regulation pertains to matters such as approving policy forms and various premium rates, setting minimum reserve and loss ratio requirements, the type and amount of permissible investments, minimum capital and surplus requirements, licensing agents, granting and revoking licenses to transact business and regulating trade practices. The majority of Unitrin's insurance operations are in states requiring prior approval by regulators before proposed rates for property, casualty or health insurance policies may be implemented. However, rates proposed for life insurance generally become effective immediately upon filing with a state, even though the same state may require prior rate approval for other forms of insurance. Insurance regulatory authorities also prescribe the form and content of required financial statements and perform periodic examinations of an insurer's affairs.

     In addition, the Company's insurance subsidiaries are required under the guaranty fund laws of most states in which they transact business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. The Company also is required to participate in various involuntary pools, principally involving workers compensation and windstorms. The Company's involuntary pool participation in most states is generally in proportion to its voluntary writings of related lines of business in such states.

     Fireside Thrift is chartered by the California Department of Corporations and is subject to the provisions of the California Industrial Loan Law, which imposes minimum capitalization requirements, limits dividends, regulates loan terms, collection practices and remedies and mandates disclosure of certain contract terms. In addition, since Fireside Thrift is a member of the FDIC, it is subject to regulations imposed by the FDIC on member institutions, including federal consumer credit regulations. Fireside Thrift is also governed by Federal Reserve Board regulations applicable to non-member state banks.

ITEM 2.  Properties

     Owned Properties.

     Unitrin's subsidiary, United, owns the 41-story office building at One East Wacker Drive, Chicago, Illinois, that houses the executive offices of Unitrin and United. Unitrin and United occupy approximately 172,000 square feet of the 527,000 rentable square feet in the building. Unitrin's subsidiary, Milwaukee Insurance Group, Inc., owns a two-story office building in downtown Milwaukee, Wisconsin, consisting of approximately 132,000 square feet, which houses the Property and Casualty Group's northern regional office. In addition, the Life and Health Group occupies approximately 227,000 square feet in 33 Company-owned buildings located in 15 states.

     Leased Facilities.

     The Life and Health Group leases facilities at 204 locations in 28 states and the District of Columbia with aggregate square footage of approximately 526,000. The terms of these leases range from monthly tenancies to 5 years.

     The Property and Casualty Group leases facilities at 28 locations in 12 states with an aggregate of approximately 328,000 square feet. The expiration date of the longest current lease is September 2006.

     Fireside Thrift occupies 40 leased facilities with an aggregate of approximately 130,000 square feet. The longest term of the current leases expires in August 2001.

     The properties described are in good condition and suitable for all presently anticipated requirements of the Company.

ITEM 3.  Legal Proceedings

     Unitrin and its subsidiaries are parties to various legal actions incidental to their businesses. Some of these actions seek substantial punitive damages that bear no apparent relationship to the actual damages alleged. Although no assurances can be given and no determination can be made as of the date hereof as to the outcome of any particular action, the Company and its subsidiaries believe there are meritorious defenses to these legal actions and are defending them vigorously. Unitrin believes that resolution of these actions will not have a material adverse effect on Unitrin's financial position.

     In connection with one action, Ronnie Dale Bleeker v. Trinity Universal Insurance Company et al., the District Court of Hildalgo County, Texas, on February 9, 1995 entered a judgment in the amount of $77.0 million, including attorney's fees of $38.5 million, against Trinity. The case involves Trinity's alleged improper handling of a claim made under a $40 thousand automobile insurance policy. Trinity has strongly denied any wrongdoing and intends to pursue vigorously all avenues for relief from the judgment. The matter is presently on appeal to the Thirteenth Court of Appeals in Corpus Christi, Texas. The ultimate outcome of this litigation cannot presently be predicted. However, the Company believes that Trinity has a number of meritorious grounds for appeal, and, accordingly, the judgment has not been accrued in the Company's financial statements.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     During the quarter ended December 31, 1996, no matters were submitted to a vote of shareholders.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Unitrin's common stock is traded on the National Market Tier of the Nasdaq Stock Market. The high and low prices for Unitrin's common stock during each quarterly period in 1995 and 1996 are incorporated herein by reference to Note 19 to the Financial Statements, captioned "Quarterly Financial Information (Unaudited)."

     Information as to the amount and frequency of cash dividends declared by Unitrin on its common stock during 1995 and 1996 is incorporated herein by reference to the following portions of the Financial Statements:

     (a) Consolidated Statements of Shareholders' Equity, and

     (b) Dividends Paid to Common Shareholders (Per Share) included in Note 19 under the caption "Quarterly Financial Information (Unaudited)."

     Information as to restrictions on the ability of Unitrin's subsidiaries to transfer funds to Unitrin in the form of cash dividends, loans or advances is incorporated herein by reference to the following items:

     (a) Note 9 to the Financial Statements, captioned "Shareholders' Equity," and

     (b) The "Liquidity and Capital Resources" section of the MD&A.

     As of December 31, 1996, the approximate number of record holders of Unitrin's common stock was 10,000.

ITEM 6.  Selected Financial Data

     Selected consolidated financial data for the five years ended December 31, 1996 is incorporated herein by reference to the data captioned "Financial Highlights" on page 1 of Unitrin's 1996 Annual Report, which data are filed as
Exhibit 13.3 hereto.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The MD&A is incorporated herein by reference to Exhibit 13.2 hereto.

     Effective January 1, 1997, United entered into an agreement to cede all in-force life, health, property and casualty insurance policies written by the Life and Health Group's home service operations in the states of Arkansas and Missouri to a third party. As a result of this transaction, annual premium income will decrease by approximately $10.8 million in the Company's Life and

Health segment and by $3.2 million in the Property and Casualty segment. The effect of this transaction on operating profit is not material.

ITEM 8.  Financial Statements and Supplementary Data

     The Financial Statements (including their related notes and the report thereon of KPMG Peat Marwick LLP), are incorporated herein by reference to
Exhibit 13.1 hereto.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change in, or disagreement with, the Company's accountants during or relating to the year ended December 31, 1996.

                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant

     Information regarding directors and executive officers, including, to the extent applicable, information required by Item 405 of Regulation S-K, is incorporated herein by reference to Unitrin's definitive proxy statement, which will be filed within 120 days after the end of Unitrin's fiscal year.

ITEM 11.   Executive Compensation

     Information regarding compensation of executive officers is incorporated herein by reference to Unitrin's definitive proxy statement, which will be filed within 120 days after the end of Unitrin's fiscal year. Neither the joint report by the Compensation and Stock Option Committees of Unitrin's Board of Directors nor the Unitrin stock performance graph to be included in such proxy statement shall be deemed to be incorporated herein by this reference.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

     This information is incorporated herein by reference to Unitrin's definitive proxy statement, which will be filed within 120 days after the end of Unitrin's fiscal year.

ITEM 13.   Certain Relationships and Related Transactions

     This information is incorporated herein by reference to Unitrin's definitive proxy statement, which will be filed within 120 days after the end of Unitrin's fiscal year.

                                    PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Documents filed as part of this Report:

     1. Financial Statements. The following financial statements, in response to Item 8 of this Report on Form 10-K, have been incorporated herein by reference to pages 19 through 39 of Unitrin's 1996 Annual Report and are filed as Exhibit 13.1 hereto:

        The consolidated balance sheets of Unitrin, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated statements of income, cash flows and shareholders' equity for the years ended December 31, 1996, 1995 and 1994, together with the notes thereto and the report of KPMG Peat Marwick LLP thereon, which is dated January 7, 1997.

     2. Financial Statement Schedules.
        ------------------------------

        Schedule I:   Investments - Other Than Investments in Related Parties
        Schedule II:  Parent Company Financial Statements
        Schedule III: Supplementary Insurance Information
        Schedule IV:  Reinsurance Schedule

        Schedules not listed here have been omitted because they are not applicable, not material or the required information is included in the Financial Statements, including the notes thereto.

     3. Exhibits. The following exhibits are either filed as a part hereto or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.1 through
        10.5 relate to compensatory plans filed or incorporated by reference as exhibits hereto pursuant to Item 14(c) of Form 10-K.

        3.1 Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Unitrin's Registration Statement on Form 10 dated February 15, 1990)

        3.2 Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's 1994 Annual Report on Form 10-K)

        4 Rights Agreement between Unitrin, Inc. and First Chicago Trust Company of New York, as rights agent, dated as of August 3, 1994 (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 3, 1994)

        10.1 Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's 1995 Annual Report on Form 10-K)

        10.2 Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
             1995)

        10.3 Unitrin, Inc. Pension Equalization Plan (incorporated herein by reference to Exhibit 10.4 to the Company's 1994 Annual Report on Form 10-K)

        10.4 Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company's 1994 Annual Report on Form 10-K), with the following executive officers:

                  Jerrold V. Jerome (Chairman)
                  Richard C. Vie (President and Chief Executive Officer) David F. Bengston (Vice President)
                  James W. Burkett (Vice President)
                  Thomas H. Maloney (Vice President & General Counsel) Eric J. Draut (Chief Financial Officer and Treasurer) Scott Renwick (Secretary)

             (Note: Each of the foregoing agreements is identical except that the severance compensation multiple is 2.99 for Messrs. Jerome and Vie and 2.0 for the other executive officers. The term of these agreements has been extended by action of Unitrin's board of directors through December 31, 1997.)

        10.5 Severance Compensation Plan After Change of Control (incorporated herein by reference to Exhibit 10.6 to the Company's 1994 Annual Report on Form 10-K; the term of this plan has been extended by action of Unitrin's board of directors through December 31, 1997)

        10.6 Credit Agreement, dated January 24, 1995 among Unitrin, Inc., NationsBank, N.A. (Carolinas), The First National Bank of Chicago and First Interstate Bank of California (incorporated herein by reference to Exhibit 10.7 to the Company's 1994 Annual Report on Form 10-K)

        10.7 First Amendment to Credit Agreement among Unitrin, Inc., NationsBank, N.A. (Carolinas), The First National Bank of Chicago, First Interstate Bank of California, The Fuji Bank, Limited, Union Bank and The Long-Term Credit Bank of Japan, Ltd., Chicago Branch (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
             1995)

        10.8 Tax Allocation Agreement by and among Unitrin, Inc. and its Subsidiaries and Teledyne, Inc. (incorporated herein by reference to Amendment No. One, dated April 5, 1990, on Form 8 to Unitrin's Registration Statement on Form 10)

        13.1 Financial Statements (pages 19 through 39 of Unitrin's 1996 Annual Report)

        13.2 MD&A (pages 14 through 18 of Unitrin's 1996 Annual Report

        13.3 Financial Highlights (page 1 of Unitrin's 1996 Annual Report)

        21   Subsidiaries of Unitrin, Inc.

        23.1 Report of Independent Public Accountants

        23.2 Consent of Independent Public Accountants

        27   Financial Data Schedule

   (b)  Reports on Form 8-K.

        None

   (c)  Exhibits.

   Included in Item 14(a)3 above.

   (d)  Financial Statement Schedules.

   Included in Item 14(a)2 above.

                                                                      SCHEDULE I

                         UNITRIN, INC. AND SUBSIDIARES

             INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31,1996

                             (Dollars in Millions)

                                                                            Amount
                                                Amortized      Fair       Carried in
                                                  Cost        Value      Balance Sheet
                                                ---------    --------    -------------
Fixed Maturities:
   Bonds and Notes:
     United States Government and
       Government Agencies and Authorities       $1,930.3    $1,957.0      $1,957.0
     States, Municipalities
       and Political Subdivisions                   133.4       136.7         136.7

   Corporate Securities:
     Other Bonds and Notes                           58.5        58.9          58.9
     Redemptive Preferred Stocks                     54.2        54.8          54.8
                                                 --------    --------      --------
       Total Investments in Fixed Maturities      2,176.4     2,207.4       2,207.4
                                                 --------    --------      --------

Equity Securities:
   Common Stocks                                     20.0        57.9          57.9
   Non-redemptive Preferred Stocks                  152.0       201.8         201.8
                                                 --------    --------      --------
       Total Investments in Equity Securities       172.0       259.7         259.7
                                                 --------    --------      --------

Investees (A)
   Litton Industries, Inc.                          245.9       602.8         245.9
   Western Atlas Inc.                               349.3       897.1         349.3
   Curtiss-Wright Corporation                        74.9       110.4          74.9
                                                 --------    --------      --------
       Total Investees                              670.1     1,610.3         670.1
                                                 --------    --------      --------

Loans, Real Estate and Short-term Investments       154.2       XXX.X         154.2
                                                 --------                  --------

       Total Investments                         $3,172.7                  $3,291.4
                                                 ========                  ========

(A) - Amortized Cost = Cost Plus Cumulative Undistributed Earnings.

                                                                                           SCHEDULE II

                                                UNITRIN, INC.
                                       PARENT COMPANY BALANCE SHEETS
                                        DECEMBER 31, 1996 AND 1995
                                          (Dollars in Millions)

                                                                        December 31,
                                                                  ------------------------
    ASSETS                                                          1996            1995
    ------                                                        --------        --------
    Investment in Subsidiaries and Investees                      $1,663.9        $1,623.1
    Equity Securities at Fair Value (Cost: 1996 and 1995 - $50.0)     53.6            51.5
    Other Assets                                                       7.1             2.6
                                                                  --------        --------

    Total Assets                                                  $1,724.6        $1,677.2
                                                                  ========        ========


    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

    Notes Payable                                                 $   53.0        $   93.0
    Accrued Expenses and Other Liabilities                           191.3            59.7
                                                                  --------        --------

    Total Liabilities                                                244.3           152.7
                                                                  --------        --------

    Shareholders' Equity:
      Common Stock                                                     3.7             3.8
      Additional Paid-in Capital                                     133.0           126.2
      Retained Earnings                                            1,265.8         1,281.1
      Net Unrealized Appreciation on Equity Securities                 2.4             1.0
      Net Unrealized Appreciation in Subsidiaries' Securities         75.4           112.4
                                                                  --------        --------

    Total Shareholders' Equity                                     1,480.3         1,524.5
                                                                  --------        --------

    Total Liabilities and Shareholders' Equity                    $1,724.6        $1,677.2
                                                                  ========        ========


                                                                     SCHEDULE II

                                 UNITRIN, INC.

                      PARENT COMPANY STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             (Dollars in Millions)

                                                 Years Ended December 31,
                                                --------------------------
                                                 1996      1995      1994
                                                ------    ------    ------
Revenues:
  Net Investment Income                         $  7.1    $  1.9    $ 10.1
  Net Gains (Losses) on Sales of Investments        --        --      (4.5)
                                                ------    ------    ------
Total Revenues                                     7.1       1.9       5.6
                                                ------    ------    ------


Interest Expense                                   9.8      10.5        --
Other Operating Expenses                           1.6       6.0      10.4
                                                ------    ------    ------
Total Operating Expenses                          11.4      16.5      10.4
                                                ------    ------    ------

Income (Loss) Before Income Taxes and Equity
 in Net Income of Subsidiaries and Investees      (4.3)    (14.6)     (4.8)

Income Tax (Benefit) Expense                      (3.2)     (5.4)     (1.6)
                                                ------    ------    ------

Income (Loss) Before Equity in
 Net Income of Subsidiaries and Investees         (1.1)     (9.2)     (3.2)

Equity in Net Income of Subsidiaries and
 Investees                                       133.6     159.8     151.6
                                                ------    ------    ------

Net Income                                      $132.5    $150.6    $148.4
                                                ======    ======    ======

                                                                     SCHEDULE II
                                UNITRIN, INC.
                    PARENT COMPANY STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (Dollars in Millions)

                                                                              Years Ended December 31,
                                                                   -------------------------------------------
                                                                      1996            1995            1994
                                                                   -----------     -----------     -----------
Operating Activities:
  Net Income                                                           $132.5           $150.6         $148.4
    Adjustment Required to Reconcile Net Income
      to Net Cash Provided by Operations:
        Equity in Net Income of Subsidiaries and Investees             (133.6)          (159.8)        (151.6)
        Cash Dividends from Subsidiaries                                149.8            441.1          150.3
        Cash Dividends from Investee                                      1.4                -              -
        Other, Net                                                      128.4             52.4           14.4
                                                                       ------           ------         ------
Net Cash Provided by Operating Activities                               278.5            484.3          161.5
                                                                       ------           ------         ------
 Investing Activities:
  Sales and Maturities of Fixed Maturities                                  -                -          245.6
  Purchases of Fixed Maturities                                             -                -          (47.3)
  Purchase of Securities from Subsidiaries:
    Curtiss-Wright Common Stock                                         (95.4)               -              -
    Navistar Series G Preferred Stock                                       -            (50.0)             -
    Litton Industries, Inc. Common Stock                                    -            (77.0)             -
  Change in Short-term Investments                                          -             41.0          (41.0)
  Purchases of Property                                                  (3.7)               -              -
                                                                       ------           ------         ------
Net Cash Provided (Used) by Investing Activities                        (99.1)           (86.0)         157.3
                                                                       ------           ------         ------

Financing Activities:
  Notes Payable Proceeds                                                170.0            401.0              -
  Notes Payable Payments                                               (210.0)          (308.0)             -
  Cash Dividends Paid                                                   (83.0)           (80.7)         (75.8)
  Common Stock Repurchases                                              (61.1)          (416.0)        (245.3)
  Issuance of Unitrin Common Stock                                        4.7              4.6            0.9
                                                                       ------           ------         ------

Net Cash Used by Financing Activities                                  (179.4)          (399.1)        (320.2)
                                                                       ------           ------         ------

Increase (Decrease) in Cash                                                 -             (0.8)          (1.4)
Cash, Beginning of Year                                                     -              0.8            2.2
                                                                       ------           ------         ------
Cash, End of Year                                                      $    -           $    -         $  0.8
                                                                       ======           ======         ======

                                                                    SCHEDULE III

                        UNITRIN, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
                             (Dollars in Millions)

                                                                      Insurance      Amortization
                                                                        Claims       Of Deferred
                                                           Net           and            Policy
                                             Premiums   Investment   Policyholders'  Acquisition
                                 Premiums    Written      Income       Benefits         Costs
                                 --------    --------   ----------   --------------  -----------
Year Ended December 31, 1996:
  Life and Health                $  489.1     $  N/A      $123.0         $289.7         $ 59.8
  Property and Casualty             731.2      741.3        50.0          510.0          110.3
  Other                                 -        N/A         6.0              -              -
                                 --------     ------      ------         ------         ------

     Total                       $1,220.3     $  N/A      $179.0         $799.7         $170.1
                                 ========     ======      ======         ======         ======

Year Ended December 31, 1995:
  Life and Health                $  511.8     $  N/A      $137.9         $302.3         $ 64.5
  Property and Casualty             587.3      575.0        44.2          415.2           93.0
  Other                                 -        N/A         4.5              -              -
                                 --------     ------      ------         ------         ------

     Total                       $1,099.1     $  N/A      $186.6         $717.5         $157.5
                                 ========     ======      ======         ======         ======

Year Ended December 31, 1994:
  Life and Health                $  518.7     $  N/A      $148.9         $296.1         $ 66.0
  Property and Casualty             530.1      532.1        45.5          358.3           82.4
  Other                                 -        N/A        12.8              -              -
                                 --------     ------      ------         ------         ------

     Total                       $1,048.8     $  N/A      $207.2         $654.4         $148.4
                                 ========     ======      ======         ======         ======




                                             Deferred
                                  Other       Policy
                                Insurance  Acquisition   Insurance     Unearned
                                Expenses      Costs      Reserves      Premiums
                                ---------  ----------    ---------     --------
Year Ended December 31, 1996:
  Life and Health                $222.3       $225.9      $1,599.0       $  6.7
  Property and Casualty            97.7         39.4         454.8        253.8
  Other                            (3.9)           -             -            -
                                 ------       ------      --------       ------

     Total                       $316.1       $265.3      $2,053.8       $260.5
                                 ======       ======      ========       ======

Year Ended December 31, 1995:
  Life and Health                $230.1       $252.0      $1,569.5       $  6.8
  Property and Casualty            73.1         36.5         437.8        246.1
  Other                            (2.3)           -             -            -
                                 ------       ------      --------       ------

     Total                       $300.9       $288.5      $2,007.3       $252.9
                                 ======       ======      ========       ======

Year Ended December 31, 1994:
  Life and Health                $236.8
  Property and Casualty            69.5
  Other                            (2.2)
                                 ------

     Total                       $304.1
                                 ======

                                                                     SCHEDULE IV
                                 UNITRIN, INC.
                             REINSURANCE SCHEDULE
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
                             (Dollars in Millions)

                                                                      Percentage
                                     Ceded to    Assumed              of Amount
                            Gross      Other    from Other   Net       Assumed
                           Amount    Companies  Companies   Amount      to Net
                          ---------  ---------  ---------  ---------  ----------
Year Ended December 31,
1996:
-----------------------
Life Insurance in Force   $18,747.2   $2,120.2    $  -     $16,627.0      -

Premiums
  Life Insurance          $   368.8   $    9.4       -     $   359.4      -
  Accident and Health
  Insurance                   130.6        0.9       -         129.7      -
  Property and Liability
  Insurance                   643.4       21.8     109.6       731.2    15.0%
                          ---------  ---------  ---------  ---------  ----------
Total Premiums            $ 1,142.8   $   32.1    $109.6   $ 1,220.3     9.0%
                         ==========  =========  =========  =========  ==========



Year Ended December 31,
1995:
-----------------------
Life Insurance in Force   $20,082.9   $  565.7    $  -     $19,517.2      -

Premiums
  Life Insurance          $   370.5   $    1.9       -     $   368.6      -
  Accident and Health
  Insurance                   144.4        1.2       -         143.2      -
  Property and Liability
  Insurance                   566.1       15.7      36.9       587.3     6.3%
                          ---------  ---------  ---------  ---------  ----------
Total Premiums            $ 1,081.0   $   18.8    $ 36.9   $ 1,099.1     3.4%
                         ==========  =========  =========  =========  ==========



Year Ended December 31,
1994:
-----------------------
Life Insurance in Force   $20,242.0   $  535.1    $  -     $19,706.9      -

Premiums
  Life Insurance          $   362.1   $    2.7       -     $   359.4      -
  Accident and Health
  Insurance                   161.0        1.7       -         159.3      -
  Property and Liability
  Insurance                   538.0       16.8       8.9       530.1     1.7%
                          ---------  ---------  ---------  ---------  ----------
Total Premiums            $ 1,061.1   $   21.2    $  8.9   $ 1,048.8     0.8%
                         ==========  =========  =========  =========  ==========

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 UNITRIN, INC.
                                  (Registrant)

                               By: /s/ Richard C. Vie
                                   ---------------------------------------
DATE: February 24, 1997            Richard C. Vie
                                   President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


DATE: February 24, 1997        By: /s/ Jerrold V. Jerome
                                   ---------------------------------------
                                   Jerrold V. Jerome
                                   Chairman of the Board of Directors

DATE: February 24, 1997        By: /s/ Richard C. Vie
                                   ---------------------------------------
                                   Richard C. Vie
                                   Director, President and Chief Executive
                                     Officer (Principal Executive Officer)

DATE: February 24, 1997        By: /s/ Henry E. Singleton
                                   ---------------------------------------
                                   Henry E. Singleton
                                   Director

DATE: February 24, 1997        By: /s/ George A. Roberts
                                   ---------------------------------------
                                   George A. Roberts
                                   Director

DATE: February 24, 1997        By: /s/ Fayez S. Sarofim
                                   ---------------------------------------
                                   Fayez S. Sarofim
                                   Director

DATE: February 24, 1997        By: /s/ James E. Annable
                                   ---------------------------------------
                                   James E. Annable
                                   Director

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


DATE: February 24, 1997        By: /s/ Reuben L. Hedlund
                                   --------------------------------------------
                                   Reuben L. Hedlund
                                   Director

DATE: February 24, 1997        By: /s/ Eric J. Draut
                                   --------------------------------------------
                                   Eric J. Draut
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)