Form 10-Q
period 1997-03-31
UNITRIN INC
filed 1997-05-06
CIK 860748

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[X]            Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarterly Period Ended       March 31, 1997
                           -----------------------------------------------
                                      OR

[ ]           Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Transition Period from __________________to_______________________

Commission file number           0- 18298
                        --------------------------------------------------

                               Unitrin, Inc.
--------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

             Delaware                              95-4255452
--------------------------------------------------------------------------
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)              Identification No.)

   One East Wacker Drive, Chicago, Illinois              60601
--------------------------------------------------------------------------
  (Address of principal executive offices)             (Zip Code)

                              (312) 661-4600
--------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                                Not Applicable
--------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  ----       ----

37,335,245 shares of common stock, $0.10 par value, were outstanding as of March 31, 1997.

                                 UNITRIN, INC.

                                     INDEX

                                                                          Page
                                                                        --------
PART I.   Financial Information.

Item 1.   Financial Statements.

          Condensed Consolidated Statements of                             1
          Income for the Three Months Ended
          March 31, 1997 and 1996 (Unaudited).

          Condensed Consolidated Balance Sheets as of                      2
          March 31, 1997 (Unaudited) and
          December 31, 1996.

          Condensed Consolidated Statements of Cash                        3
          Flows for the Three Months Ended
          March 31, 1997 and 1996 (Unaudited).

          Notes to the Condensed Consolidated                            4-5
          Financial Statements (Unaudited).

Item 2.   Management's Discussion and Analysis of                        6-7
          Results of Operations and Financial Condition.

PART II.  Other Information.

Item 1.   Legal Proceedings                                                8

Item 2.   Changes in Securities                                            8


Item 6.   Exhibits and Reports on Form 8-K.                                8


Signatures                                                                 9

                        UNITRIN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)


                                                     Three Months Ended
                                                 --------------------------
                                                 March 31,       March 31,
                                                   1997            1996
                                                 ---------      -----------
Revenues:
Premiums                                            $307.0           $305.6
Consumer Finance Revenues                             31.4             28.8
Net Investment Income                                 42.4             45.1
Net Gains on Sales of Investments                      1.3              1.1
                                                    ------           ------
Total Revenues                                       382.1            380.6
                                                    ------           ------
Expenses:
Insurance Claims and Policyholders' Benefits         195.0            206.0
Insurance Expenses                                   122.7            126.2
Consumer Finance Expenses                             29.8             24.0
Interest and Other Expenses                            3.1              3.6
                                                    ------           ------
Total Expenses                                       350.6            359.8
                                                    ------           ------
Income before Income Taxes and Equity in Net
  Income of Investees                                 31.5             20.8
Income Tax Expense                                    10.6              6.8
                                                    ------           ------
Income before Equity in Net Income of Investees       20.9             14.0
Equity in Net Income of Investees                     12.8             11.4
                                                    ------           ------
Net Income                                          $ 33.7           $ 25.4
                                                    ======           ======
Net Income Per Share - Note 2                       $ 0.90           $ 0.66
                                                    ======           ======




The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)





                                                                 March 31,    December 31,
                                                                   1997          1996
                                                                -----------   ------------
                                                                (Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized
 Cost: 1997 - $2,266.4; 1996 - $2,176.4)                           $2,266.1       $2,207.4
Equity Securities at Fair Value
 (Cost: 1997 - $167.9; 1996 - $172.0)                                 260.0          259.7
Investees at Cost Plus Cumulative Undistributed Earnings
 (Fair Value: 1997 - $1,394.1; 1996 - $1,610.3)                       689.9          670.1
Other                                                                 192.2          154.2
                                                                   --------       --------
Total Investments                                                   3,408.2        3,291.4
                                                                   --------       --------

Cash                                                                   17.5           17.0
Consumer Finance Receivables                                          614.1          608.6
Receivables                                                           378.6          376.1
Other Assets                                                          588.7          578.0
                                                                   --------       --------
Total Assets                                                       $5,007.1       $4,871.1
                                                                   ========       ========

Liabilities and Shareholders' Equity:
Insurance Reserves:
Life and Health                                                    $1,608.9       $1,599.0
Property and Casualty                                                 460.4          454.8
                                                                   --------       --------
Total Insurance Reserves                                            2,069.3        2,053.8
                                                                   --------       --------

Investment Certificates                                               621.5          589.9
Notes Payable                                                         121.6           59.9
Accrued Expenses and Other Liabilities                                721.5          687.2
                                                                   --------       --------
Total Liabilities                                                   3,533.9        3,390.8
                                                                   --------       --------

Shareholders' Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized;
 37,335,245 and 37,340,894 Shares Outstanding at
 March 31, 1997 and December 31, 1996                                   3.7            3.7
Additional Paid-in Capital                                            156.4          133.0
Retained Earnings                                                   1,252.7        1,265.8
Net Unrealized Appreciation on Securities                              60.4           77.8
                                                                   --------       --------
Total Shareholders' Equity                                          1,473.2        1,480.3
                                                                   --------       --------
Total Liabilities and Shareholders' Equity                         $5,007.1       $4,871.1
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

                        UNITRIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)



                                                                            Three Months Ended
                                                                         ------------------------
                                                                         March 31,      March 31,
                                                                           1997           1996
                                                                         ---------      ---------
Operating Activities:
Net Income                                                                $  33.7         $ 25.4
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operations:
    Change in Deferred Policy Acquisition Costs                               2.5            3.5
    Equity in Net Income of Investees before Taxes                          (19.8)         (17.5)
    Cash Dividends from Investee                                                -              -
    Amortization of Fixed Maturities                                          5.5            5.8
    Increase in Insurance Reserves and Unearned Premiums                    (11.0)          12.8
    Change in Accrued Expenses and Other Liabilities                         16.5            9.8
    Net Gains on Sales of Investments                                        (1.3)          (1.1)
    Provision for Loan Losses                                                 9.9            7.0
    Other, Net                                                               23.9           19.3
                                                                          -------         ------
Net Cash Provided by Operating Activities                                    59.9           65.0
                                                                          -------         ------

Investing Activities:
Sales and Maturities of Fixed Maturities                                    106.8           28.0
Purchases of Fixed Maturities                                              (198.1)         (14.6)
Sales of Equity Securities                                                   12.1            4.9
Purchases of Equity Securities                                               (9.1)         (38.9)
Change in Consumer Loans                                                    (15.4)         (24.4)
Change in Short-term Investments                                             (3.5)          (1.0)
Other, Net                                                                   (7.0)          (4.1)
                                                                          -------         ------
Net Cash Provided by Investing Activities                                  (114.2)         (50.1)
                                                                          -------         ------

Financing Activities:
Change in Investment Certificates                                            31.6           17.5
Change in Universal Life and Annuity Accounts                                 2.8            3.6
Notes Payable Proceeds                                                       67.0              -
Notes Payable Payments                                                       (5.2)          (0.3)
Cash Dividends Paid                                                         (22.4)         (21.1)
Common Stock Repurchases                                                    (20.7)         (14.6)
Other, Net                                                                    1.7            0.2
                                                                          -------         ------
Net Cash Used by Financing Activities                                        54.8          (14.7)
                                                                          -------         ------
Increase in Cash                                                              0.5            0.2
Cash, Beginning of Year                                                      17.0            9.1
                                                                          -------         ------
Cash, End of Period                                                       $  17.5         $  9.3
                                                                          =======         ======

 The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1996.

Note 2 - Shareholders' Equity

During the three months ended March 31, 1997, the Company repurchased 395,400 shares of its common stock in open market transactions at an aggregate cost of $20.7 million, bringing the total number of common shares repurchased since August 1994 to 15,159,033 at a total cost of $743.1 million. Common Stock, Additional Paid-in Capital and Retained Earnings have been reduced on a pro rata basis for the cost of the repurchased shares.

Net Income Per Share was computed using 37,475,679 and 38,397,370 weighted average shares for the three months ended March 31, 1997 and 1996, respectively. Common stock equivalents of approximately 279,000 were excluded from the computation of both primary and fully diluted net income per share for the three months ended March 31, 1997 because the effect of dilution of net income per share was less than 3 percent. Common stock equivalents of approximately 304,000 were excluded from the computation of both primary and fully diluted net income per share for the three months ended March 31, 1996 because the effect of dilution of net income per share was less than 3 percent.

Note 3 - Legal Proceedings

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

In connection with one action, Ronnie Dale Bleeker v. Trinity Universal Insurance Company ("Trinity"), et al., the District Court of Hildalgo County, Texas, on February 9, 1995 entered a judgment in the amount of $77.0 million, including attorney's fees of $38.5 million against Trinity, one of the Company's subsidiaries. The case involves Trinity's alleged improper handling of a claim made under a $40 thousand automobile insurance policy. Trinity appealed the judgment to the Thirteenth Court of Appeals in Corpus Christi, Texas. On February 27, 1997, the court of appeals issued its decision affirming in part and reversing and remanding in part the judgment of the trial court. The result is that the judgment has been reduced to $12.8 million plus interest, and the case has been remanded for a new trial on the plaintiffs' claim of unconscionability. Both the plaintiffs and Trinity have filed motions for rehearing with the court of appeals. The Company continues to believe that Trinity has a number of meritorious defenses and, accordingly, the judgment has not been accrued in the financial statements.

Note 4 - Supplemental Cash Flow Information

Significant non-cash activity related to the Company's investment in Fixed maturities and Equity Securities for the three months ended March 31, 1997 were:

      (Dollars in Millions)
      Decrease in Unrealized Appreciation on Securities                      $ 26.9

      Effect of Income Taxes                                                   (9.5)
                                                                             ------
      Decrease in Net Unrealized Appreciation on Securities                  $ 17.4
                                                                             ======


                    [This space left intentionally blank.]

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


                        UNITRIN, INC. AND SUBSIDIAR1ES
                       SUMMARIZED FINANCIAL INFORMATION
                             (Dollars in millions)



                                                          Three Months Ended
                                                       ------------------------
                                                       March 31,      March 31,
                                                         1997           1996
                                                       ---------      ---------
Revenues:
Property and Casualty Insurance:
  Premiums                                              $193.3         $179.9
  Net Investment Income                                   13.9           12.4
                                                        ------         ------
  Total Property and Casualty Insurance                  207.2          192.3
                                                        ------         ------
Life and Health Insurance:
  Premiums                                               113.7          125.7
  Net Investment Income                                   29.8           31.3
                                                        ------         ------
  Total Life and Health Insurance                        143.5          157.0
                                                        ------         ------

Consumer Finance                                          31.4           28.8
                                                        ------         ------
Total Segment Revenues                                   382.1          378.1
                                                        ------         ------

Net Gains on Sales of Investments                          1.3            1.1
Other                                                     (1.3)           1.4
                                                        ------         ------

Total Revenues                                          $382.1         $380.6
                                                        ======         ======

Income before Income Taxes and
  Equity in Net Income of Investees:
    Property and Casualty Insurance                     $ 22.7         $ 11.5
    Life and Health Insurance                              8.6            5.0
    Consumer Finance                                       3.2            6.1
                                                        ------         ------
    Total Segment Operating Profit                        34.5           22.6
                                                        ------         ------

Net Gains on Sales of Investments                          1.3            1.1
Net Corporate and Other Expenses                          (4.3)          (2.9)
                                                        ------         ------

Income before Income Taxes and
  Equity in Net Income of Investees                     $ 31.5         $ 20.8
                                                        ======         ======

Property and Casualty Insurance

Premiums in the Property and Casualty Insurance segment increased by $13.4 million for the three months ended March 31, 1997, compared to the same period in 1996, due to the January 1997 acquisition of Union Automobile Indemnity Company ("Union Auto") (see below) and due to higher volume of automobile insurance. Net Investment Income in the Property and Casualty Insurance segment increased $1.5 million partially due to the acquisition of Union Auto. Operating Profit in the Property and Casualty Insurance segment increased by $11.2 million primarily due to improved loss experience in automobile insurance and lower storm and other weather-related damage.

In January 1997, the Company completed its acquisition of Union Auto for approximately $18.6 million in Unitrin, Inc. common stock valued in accordance with EITF No. 95-19, "Determination of the Measurement Date for the Market Price of Securities Issued In A Purchased Business Combination". The acquisition has been accounted for by the purchase method and, accordingly, the operations of Union Auto are included in the Company's financial statements from the date of acquisition. The Company anticipates that premiums in the Property and Casualty Insurance segment will increase by approximately $35 million in 1997 as a result of the acquisition.

Life and Health Insurance

Premiums in the Life and Health Insurance segment decreased by $12.0 million for the three months ended March 31, 1997, compared to the same period in 1996. Accident and Health Insurance premiums decreased by $4.1 million primarily due to lower volume. Life Insurance premiums decreased $7.9 million primarily due to the ceding of certain life insurance policies to third parties (see below). Net Investment Income in the Life and Health Insurance segment decreased by $1.5 million due primarily to a lower level of investments as a result of ceding certain life insurance policies to third parties. Operating Profit in the Life and Health Insurance segment increased by $3.6 million primarily due to improved mortality experience.

Effective May 31, 1996 and January 1, 1997, United Insurance Company of America ("United"), one of the Company's Life and Health Insurance subsidiaries, entered into reinsurance agreements to cede certain life insurance policies to third parties. Life insurance reserves related to these blocks were approximately $140 million at March 31, 1997. At March 31, 1997 the Company had not been relieved of its primary obligation to these policyholders. In accordance with the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts", the Company therefore continues to include the life insurance reserves related to these blocks of business on its balance sheet along with a corresponding amount classified as Other Receivables. As a result of these reinsurance transactions, the Company expects that Premiums and Net Investment Income recorded in the Life and Health Insurance segment for 1997 will decrease by approximately $17 million and $4 million, respectively, compared to the prior year reflecting the full year impact of the transactions.

Consumer Finance

Revenues in the Consumer Finance segment increased by $2.6 million for the three months ended March 31, 1997, compared to the same period in 1996, as a result of a higher level of loans outstanding. Operating Profit in the Consumer Finance segment decreased by $2.9 million due primarily to higher provisions for loan losses.

Net Corporate Expense

Net Corporate and Other Expenses were $4.3 million for the three months ended March 31, 1997, compared to $2.9 million for the same period in 1996. Corporate Expense is recorded net of Corporate investment income. Corporate investment income decreased $1.4 million for the three months ended March 31, 1997 compared to the same period in 1996 primarily due to the timing of dividends on the Company's investment in Navistar Preferred Stock.

Other Items

During the first three months of 1997, the Company repurchased 395,400 shares of its common stock in open market transactions at an aggregate cost of $20.7 million. The repurchases were made with general corporate funds. At March 31, 1997, the unused commitment under the Company's revolving credit agreement was $235 million. In addition, for the remainder of 1997, the Company's subsidiaries would be able to pay approximately $171 million in dividends to the Company without prior regulatory approval.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 3 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 2. Changes in Securities

Effective January 1, 1997, the Company issued 342,000 shares of Unitrin, Inc. Common Stock to Union Automobile Insurance Company ("Union Insurance") in exchange for all the issued and outstanding common stock of its wholly-owned subsidiary, Union Automobile Indemnity Company. The Company claims exemption from registration of such shares pursuant to Section 4(2) of the Securities Act of 1933 based on, among other things, certain investment representations made by Union Insurance as the sole purchaser of such shares and the institutional nature of Union Insurance.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

    3.1 Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to Unitrin's Registration Statement on Form 10 dated February 15, 1990.)
    3.2 Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company's 1994 Annual Report on Form 10-K.)
    4 Rights Agreement between the Company and First Chicago Trust Company of New York, as rights agent, dated as of August 3, 1994 (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 3, 1994)
    10.1 Unitrin, Inc. 1990 Stock Option Plan as amended and Restated (Incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)
    10.2 Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)
    10.3  Unitrin, Inc. Pension Equalization Plan (Incorporated by reference to
          Exhibit 10.4 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 1994.)
    10.4 Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company's 1994 Annual Report on Form 10-K), with following executive officers:

               Jerrold V. Jerome (Chairman)
               Richard C. Vie (President and Chief Executive Officer) David F. Bengston (Vice President)
               James W. Burkett (Vice President)
               Thomas H. Maloney (Vice President & General Counsel) Eric J. Draut (Treasurer & Chief Financial Officer) Scott Renwick (Secretary)

          (Note: Each of the foregoing agreements is identical except that the severance compensation multiple is 2.99 for Messrs. Jerome and Vie and
          2.0 for the other executive officers. The term of these agreements has been extended by action of Unitrin's board of directors through December 31, 1997.)
    10.5 Severance Compensation Plan After Change of Control (Incorporated herein by reference to Exhibit 10.6 to the Company's 1994 Annual Report on Form 10-K; the term of this plan has been extended by Unitrin's board of directors through December 31, 1997.)
    10.6 Credit Agreement, dated January 24, 1995 among Unitrin, Inc., NationsBank, N.A. (Carolinas), The First National Bank of Chicago and First Interstate Bank of California (Incorporated by reference to
          Exhibit 10.7 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 1994.)
    10.7 First Amendment to Credit Agreement, dated July 14,1995 (Incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)
    10.8 Tax Allocation Agreement by and among Company and its Subsidiaries and Teledyne, Inc. (Incorporated by reference to Amendment No. 1, dated April 5, 1990, on Form 8 to the Company's Registration Statement on Form 10.)
    27    Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Unitrin, Inc.

Date: May 5, 1997                       /s/ Richard C. Vie
                                        -------------------------------------
                                        Richard C. Vie
                                        President and Chief Executive Officer

Date: May 5, 1997                       /s/ Eric J. Draut
                                        -------------------------------------
                                        Eric J. Draut
                                        Treasurer and Chief Financial Officer
                                        (Principal Accounting Officer)

                                 Exhibit Index

    3.1 Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to Unitrin's Registration Statement on Form 10 dated February 15, 1990.)
    3.2 Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company's 1994 Annual Report on Form 10-K.)
    4 Rights Agreement between the Company and First Chicago Trust Company of New York, as rights agent, dated as of August 3, 1994 (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 3, 1994)
    10.1 Unitrin, Inc. 1990 Stock Option Plan as amended and Restated (Incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)
    10.2 Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)
    10.3  Unitrin, Inc. Pension Equalization Plan (Incorporated by reference to
          Exhibit 10.4 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 1994.)
    10.4 Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company's 1994 Annual Report on Form 10-K), with following executive officers:

               Jerrold V. Jerome (Chairman)
               Richard C. Vie (President and Chief Executive Officer) David F. Bengston (Vice President)
               James W. Burkett (Vice President)
               Thomas H. Maloney (Vice President & General Counsel) Eric J. Draut (Treasurer & Chief Financial Officer) Scott Renwick (Secretary)

          (Note: Each of the foregoing agreement is identical except that the severance compensation multiple is 2.99 for Messrs. Jerome and Vie and
          2.0 for the other executive officers. The term of these agreements has been extended by action of Unitrin's board of directors through December 31, 1997.)
    10.5 Severance Compensation Plan After Change of Control (Incorporated herein by reference to Exhibit 10.6 to the Company's 1994 Annual Report on Form 10-K; the term of this plan has been extended by Unitrin's board of directors through December 31, 1997.)
    10.6 Credit Agreement, dated January 24, 1995 among Unitrin, Inc., NationsBank, N.A. (Carolinas), The First National Bank of Chicago and First Interstate Bank of California (Incorporated by reference to
          Exhibit 10.7 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 1994.)
    10.7 First Amendment to Credit Agreement, dated July 14,1995 (Incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)
    10.8 Tax Allocation Agreement by and among Company and its Subsidiaries and Teledyne, Inc. (Incorporated by reference to Amendment No. 1, dated April 5, 1990, on Form 8 to the Company's Registration Statement on Form 10.)
    27    Financial Data Schedule