Form 10-Q
period 1997-06-30
UNITRIN INC
filed 1997-07-30
CIK 860748

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[x]            Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarterly Period Ended       June 30, 1997
                           -----------------------------------------------------
                                            OR

[ ]            Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Transition Period from                         to
                               -----------------------    ----------------------

Commission file                      0-18298
number           ---------------------------------------------------------------

                                 Unitrin, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                      95-4255452
--------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)

One East Wacker Drive, Chicago, Illinois                        60601
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                (312) 661-4600
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

37,414,482 shares of common stock, $0.10 par value, were outstanding as of June 30, 1997.

                                 UNITRIN, INC.

                                     INDEX

                                                                       Page
                                                                       ----
PART I.       Financial Information.

Item 1.       Financial Statements.

              Condensed Consolidated Statements of                       1
              Income for the Six and Three Months Ended
              June 30, 1997 and 1996 (Unaudited).

              Condensed Consolidated Balance Sheets as of                2
              June 30, 1997 (Unaudited) and
              December 31, 1996.

              Condensed Consolidated Statements of Cash                  3
              Flows for the Six Months Ended
              June 30, 1997 and 1996 (Unaudited).

              Notes to the Condensed Consolidated                      4-5
              Financial Statements (Unaudited).

Item 2.       Management's Discussion and Analysis of                  6-8
              Results of Operations and Financial Condition.

PART II.      Other Information.

Item 1.       Legal Proceedings.                                         9

Item 4.       Submission of Matters to a Vote of Securities Holders.     9

Item 6.       Exhibits and Reports on Form 8-K.                       9-10

Signatures                                                              11

                        UNITRIN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                               Six Months Ended              Three Months Ended
                                                           ------------------------       -------------------------
                                                            June 30,      June 30,         June 30,       June 30,
                                                              1997          1996             1997           1996
                                                           ----------    ----------       ----------     ----------
Revenues:
Premiums                                                     $616.9        $613.1           $309.9         $307.5
Consumer Finance Revenues                                      63.8          58.9             32.4           30.1
Net Investment Income                                          88.8          89.5             46.4           44.4
Net Gains on Sales of Investments                               3.1           1.2              1.8            0.1
                                                           ----------    ----------       ----------     ----------
Total Revenues                                                772.6         762.7            390.5          382.1
                                                           ----------    ----------       ----------     ----------

Expenses:
Insurance Claims and Policyholders' Benefits                  398.4         411.9            203.4          205.9
Insurance Expenses                                            245.5         247.4            122.8          121.2
Consumer Finance Expenses                                      62.6          48.2             32.8           24.2
Interest and Other Expenses                                     6.4           7.3              3.3            3.7
                                                           ----------    ----------       ----------     ----------
Total Expenses                                                712.9         714.8            362.3          355.0
                                                           ----------    ----------       ----------     ----------

Income before Income Taxes and Equity
  in Net Income of Investees                                   59.7          47.9             28.2           27.1
Income Tax Expense                                             19.5          15.8              8.9            9.0
                                                           ----------    ----------       ----------     ----------
Income before Equity in Net Income of Investees                40.2          32.1             19.3           18.1
Equity in Net Income of Investees                              (5.3)         22.8            (18.1)          11.4
                                                           ----------    ----------       ----------     ----------

Net Income                                                   $ 34.9        $ 54.9           $  1.2         $ 29.5
                                                           ==========    ==========       ==========     ==========

Net Income Per Share-Note 3                                  $ 0.93        $ 1.44           $ 0.03         $ 0.78
                                                           ==========    ==========       ==========     ==========

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)



                                                                        June 30,               December 31,
                                                                          1997                     1996
                                                                       -----------             -----------
                                                                       (Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized
  Cost: 1997 - $2,266.7; 1996 - $2,176.4)                                $2,284.2                $2,207.4
Equity Securities at Fair Value
  (Cost: 1997 - $164.9; 1996 - $172.0)                                      263.2                   259.7
Investees at Cost Plus Cumulative Undistributed Earnings
  (Fair Value: 1997- $1,666.3; 1996 - $1,610.3)                             661.2                   670.1
Other                                                                       184.0                   154.2
                                                                       -----------             -----------
Total Investments                                                         3,392.6                 3,291.4
                                                                       -----------             -----------


Cash                                                                         19.0                    17.0
Consumer Finance Receivables                                                602.8                   608.6
Receivables                                                                 392.7                   376.1
Other Assets                                                                599.5                   578.0
                                                                       -----------             -----------
Total Assets                                                             $5,006.6                $4,871.1
                                                                       ===========             ===========

Liabilities and Shareholders' Equity:
Insurance Reserves:
Life and Health                                                          $1,618.0                $1,599.0
Property and Casualty                                                       465.7                   454.8
                                                                       -----------             -----------
Total Insurance Reserves                                                  2,083.7                 2,053.8
                                                                       -----------             -----------

Investment Certificates                                                     637.7                   589.9
Notes Payable                                                               103.4                    59.9
Accrued Expenses and Other Liabilities                                      713.7                   687.2
                                                                       -----------             -----------
Total Liabilities                                                         3,538.5                 3,390.8
                                                                       -----------             -----------

Shareholders' Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized;
  37,414,482 and 37,340,894 Shares Outstanding at
  June 30, 1997 and December 31, 1996                                         3.7                     3.7
Additional Paid - in Capital                                                173.4                   133.0
Retained Earnings                                                         1,215.1                 1,265.8
Net Unrealized Appreciation on Securities                                    75.9                    77.8
                                                                       -----------             -----------
Total Shareholders' Equity                                                1,468.1                 1,480.3
                                                                       -----------             -----------
Total Liabilities and Shareholders' Equity                               $5,006.6                $4,871.1
                                                                       ===========             ===========



The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                         UNITRIN, INC. AND SUBIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                ---------------------------
                                                                                June 30,           June 30,
                                                                                  1997               1996
                                                                                --------           --------
Operating Activities:
Net Income                                                                      $  34.9             $ 54.9
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operations:
  Change in Deferred Policy Acquisition Costs                                       6.8                5.4
  Equity in Net (Income) Loss of Investees before Taxes                             8.4              (34.9)
  Cash Dividends from Investee                                                      0.5                0.5
  Amortization of Fixed Maturities                                                 11.3               12.4
  Increase (Decrease) in Insurance Reserves and Unearned Premiums                  11.1               (0.6)
  Increase (Decrease) in Accrued Expenses and Other Liabilities                   (12.7)              11.2
  Net Gains on Sales of Investments                                                (3.1)              (1.2)
  Provision for Loan Losses                                                        20.6               13.1
  Other, Net                                                                        5.6                8.1
                                                                                -------             ------
Net Cash Provided by Operating Activities                                          83.4               68.9
                                                                                -------             ------

Investing Activities:
Sales and Maturities of Fixed Maturities                                          166.2              150.3
Purchases of Fixed Maturities                                                    (261.9)             (49.0)
Sales of Equity Securities                                                         14.8                6.6
Purchases of Equity Securities                                                     (9.1)             (47.6)
Change in Consumer Loans                                                          (19.9)             (47.8)
Change in Short-term Investments                                                    6.9               18.5
Other, Net                                                                        (14.6)               0.7
                                                                                -------             ------
Net Cash Provided (Used) by Investing Activities                                 (117.6)              31.7
                                                                                -------             ------

Financing Activities:
Change in Investment Certificates                                                  47.8               41.9
Universal Life and Annuity Account Payments to Reinsurer                              -              (79.6)
Other Changes in Universal Life and Annuity Accounts                                5.7                7.7
Notes Payable Proceeds                                                             97.0              117.0
Notes Payable Payments                                                            (53.4)             (93.4)
Cash Dividends Paid                                                               (44.8)             (42.0)
Common Stock Repurchases                                                          (20.7)             (50.0)
Other, Net                                                                          4.6                1.1
                                                                                -------             ------
Net Cash Provided (Used) by Financing Activities                                   36.2              (97.3)
                                                                                -------             ------
Increase in Cash                                                                    2.0                3.3
Cash, Beginning of Year                                                            17.0                9.1
                                                                                -------             ------
Cash, End of Period                                                             $  19.0             $ 12.4
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

Note 2 - Acquisition of The Reliable Life Insurance Company

One June 20, 1997, the Company and The Reliable Life Insurance Company ("Reliable") entered into a definitive agreement providing for the acquisition of Reliable by the Company. Each holder of Reliable Class A common stock will be entitled to receive 2.235 shares of Unitrin common stock or, at such holder's election, $119 in cash, provided that no less than 81% of the Reliable Class A common stock will be exchanged for Unitrin common stock. The acquisition agreement provides that all outstanding Reliable Class B common shares will be converted into Reliable Class A shares prior to closing. Reliable will then have approximately 1,682,400 Class A shares outstanding, which will be acquired in the acquisition. The transaction is intended to be a tax-free reorganization. The transaction is subject to approvals by certain insurance and other regulatory authorities and Reliable's shareholders and other customary closing conditions. The acquisition will be accounted for by the purchase method and, accordingly, the operations of Reliable will be included in the Company's financial statements from the date of acquisition.

Note 3 - Shareholders' Equity

During the six months ended June 30, 1997, the Company repurchased 395,500 shares of its common stock in open market transactions at an aggregate cost of $20.7 million, bringing the total number of common shares repurchased since August 1994 to 15,159,133 at a total cost of $743.1 million. Common Stock, Additional Paid-in Capital and Retained Earnings have been reduced on a pro rata basis for the cost of the repurchased shares.

On May 14, 1997, the Company's shareholders approved the Unitrin, Inc. 1997 Stock Option Plan (the "1997 Option Plan") covering an aggregate of 2,000,000 shares of Unitrin common stock. Under the 1997 Option Plan, options to purchase shares of Unitrin common stock may be granted to key employees (including employee directors) and other key persons providing services to the Company and its subsidiaries or its affiliates ("Participants"). The Board of Directors, at its discretion, may grant either incentive stock options, non-qualified stock options, or stock appreciation rights. The Stock Option Committee of the Board of Directors administers the 1997 Option Plan and has sole discretion to determine the persons to whom options are granted, the number of shares covered by such options and the exercise price, vesting and expiration dates of such options. The 1997 Option Plan also provides that any option holder who delivers previously owned shares of the Company's common stock to pay the exercise price of an option and/or related withholding taxes shall be granted a restorative option for the number of shares so delivered.

On May 14, 1997, the Stock Option Committee of the Board of Directors granted non-qualified stock options under the Company's 1990 Stock Option Plan and 1997 Option Plan covering 400,000 and 31,500 shares, respectively, at an exercise price of $53.75 per common share which equaled the fair market value of such shares on the date of grant. The options are exercisable in four annual installments beginning six months from the date of grant and expire five years from the date of grant. As of June 30, 1997, options for 2,037,900 common shares were outstanding and options covering 33,300 common shares were available for future grant under the 1990 Stock Option Plan. As of June 30, 1997, options for 31,500 common shares were outstanding and options covering 1,968,500 common shares were available for future grant under the 1997 Stock Option Plan.

Under the Company's 1995 Non-Employee Director Stock Option Plan (the "Director Plan"), on May 14, 1997, two of the Company's directors were eligible to receive and did receive options to purchase 2,000 shares of the Company's common stock at an exercise price of $53.75 per common share which equaled the fair market value of the shares on the date of grant. As of June 30, 1997, options for 12,000 common shares were outstanding under the Director Plan.

Net Income Per Share was computed using 37,414,795 and 38,137,759 weighted average shares for the six months ended June 30, 1997 and 1996, respectively. Net Income Per Share was computed using 37,357,970 and 37,859,604 weighted average shares for the three months ended June 30, 1997 and 1996, respectively. Common stock equivalents of approximately 128,000 were excluded from the computation of primary net income per share and common stock equivalents of approximately 176,000 were excluded from the computation of fully diluted net income per share for the six months ended June 30, 1997 because the effect of dilution of net income per share was less than 3 percent. Common stock equivalents of approximately 133,000 were excluded form the computation of primary net income per share and common stock equivalents of approximately 176,000 were excluded from the computation of fully diluted net income per share for the three months ended June 30, 1997, because the effect of dilution of net income per share was less than 3 percent. Common stock equivalents of approximately 282,000 were excluded from the computation of both primary and fully diluted net income per share for the six months ended June 30, 1996 because the effect of dilution of net income per share was less than 3 percent. Common stock equivalents of approximately 267,000 were excluded from the computation of both primary and fully diluted net income per share for the three months ended June 30, 1996 because the effect of dilution of net income per share was less than 3 percent.

Note 4 - Legal Proceedings

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

In connection with one action, Ronnie Dale Bleeker v. Trinity Universal Insurance Company ("Trinity"), et al., the District Court of Hildalgo County, Texas, on February 9, 1995 entered a judgment in the amount of $77.0 million, including attorney's fees of $38.5 million, against Trinity, one of the Company's subsidiaries. The case involves Trinity's alleged improper handling of a claim made under a $40 thousand automobile insurance policy. Trinity appealed the judgment to the Thirteenth Court of Appeals in Corpus Christi, Texas. On February 27, 1997, the court of appeals issued its decision affirming in part and reversing and remanding in part the judgment of the trial court. The result is that the judgment has been reduced to $12.8 million plus interest, and the case has been remanded for a new trial on the plaintiffs' claims of unconscionability. Trinity has filed an application for writ of error in the Supreme Court of Texas. The Company continues to believe that Trinity has a number of meritorious defenses. The Company believes that resolution of this action will not have a material adverse effect on the Company's financial position.

Note 5 - Supplemental Cash Flow Information

Significant non-cash activity related to the Company's investments in Fixed Maturities and Equity Securities for the six months ended June 30, 1997 were:

               (Dollars in Millions)
               Decrease in Unrealized Appreciation on Securities          $ 2.9
               Effect of Income Taxes                                      (1.0)
                                                                          -----
               Decrease in Net Unrealized Appreciation on Securities      $ 1.9
                                                                          -----

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                        UNITRIN, INC. AND SUBSIDIARIES
                       SUMMARIZED FINANCIAL INFORMATION
                             (Dollars in millions)

                                                 Six Months Ended           Three Months Ended
                                              ----------------------      ----------------------
                                              June 30,      June 30,      June 30,      June 30,
                                                1997          1996          1997          1996
                                              --------      --------      --------      --------

Revenues:
Property and Casualty Insurance:
  Premiums                                     $389.0        $362.1        $195.7        $182.2
  Net Investment Income                          27.4          24.9          13.5          12.5
                                               ------        ------        ------        ------
  Total Property and Casualty Insurance         416.4         387.0         209.2         194.7
                                               ------        ------        ------        ------

Life and Health Insurance
  Premiums                                      227.9         251.0         114.2         125.3
  Net Investment Income                          60.5          62.6          30.7          31.3
                                               ------        ------        ------        ------
  Total Life and Health Insurance               288.4         313.6         144.9         156.6
                                               ------        ------        ------        ------

Consumer Finance                                 63.8          58.9          32.4          30.1
                                               ------        ------        ------        ------
Total Segment Revenues                          768.6         759.5         386.5         381.4
                                               ------        ------        ------        ------

Net Gains on Sales of Investments                 3.1           1.2           1.8           0.1
Other                                             0.9           2.0           2.2           0.6
                                               ------        ------        ------        ------

Total Revenues                                 $772.6        $762.7        $390.5        $382.1
                                               ======        ======        ======        ======

Income before Income Taxes and
  Equity in Net Income of Investees:
    Property and Casualty Insurance            $ 39.2        $ 22.1        $ 16.5        $ 10.6
    Life and Health Insurance                    19.0          17.7          10.4          12.7
    Consumer Finance                              4.2          13.2           1.0           7.1
                                               ------        ------        ------        ------
    Total Segment Operating Profit               62.4          53.0          27.9          30.4
                                               ------        ------        ------        ------

    Net Gains on Sales of Investments             3.1           1.2           1.8           0.1
    Net Corporate and Other Expenses             (5.8)         (6.3)         (1.5)         (3.4)
                                               ------        ------        ------        ------

Income before Income Taxes and
  Equity in Net Income of Investees            $ 59.7        $ 47.9        $ 28.2        $ 27.1
                                               ======        ======        ======        ======

Property and Casualty Insurance

Premiums in the Property and Casualty Insurance segment increased by $13.5 million and $26.9 million, respectively, for the three and six months ended June 30, 1997, compared to the same periods in 1996, due primarily to the January 1997 acquisition of Union Automobile Indemnity Company ("Union Auto") (see below) and due to higher volume of automobile insurance. Net Investment Income in the Property and Casualty Insurance segment increased $1.0 million and $2.5 million, respectively, partially due to the acquisition of Union Auto. Operating Profit in the Property and Casualty Insurance segment increased by $5.9 million and $17.1 million, respectively, due primarily to lower storm and other weather-related damage and improved loss experience in automobile insurance.

In January 1997, the Company completed its acquisition of Union Auto for approximately $18.6 million in Unitrin, Inc. common stock valued in accordance with EITF No. 95-19, "Determination of the Measurement Date for the Market Price of Securities Issued In A Purchased Business Combination." The acquisition has been accounted for by the purchase method and, accordingly, the operations of Union Auto are included in the Company's financial statements from the date of acquisition. The Company anticipates that premiums in the Property and Casualty Insurance segment will increase by approximately $35 million in 1997 as a result of the acquisition.

Life and Health Insurance

Premiums in the Life and Health Insurance segment decreased by $11.1 million and $23.1 million, respectively, for the three and six months ended June 30, 1997, compared to the same periods in 1996. Accident and Health Insurance premiums decreased by $3.2 million and $7.3 million, respectively, due primarily to lower volume. Life Insurance premiums decreased by $6.9 million and $15.8 million, respecively, due primarily to the ceding of certain life insurance policies to third parties (see below). Net Investment Income in the Life and Health Insurance segment decreased by $0.6 million and $2.1 million, respectively, due primarily to a lower level of investments as a result of ceding certain life insurance policies to third parties. Operating Profit in the Life and Health Insurance segment decreased by $2.3 million for the three months ended June 30, 1997 due primarily to higher underwriting expenses as a percentage of premium. Operating Profit in the Life and Health Insurance segment increased by $1.3 million for the six months ended June 30, 1997 due primarily to improved mortality experience, partially offset by higher underwriting expenses as a percentage of premium.

Effective May 31, 1996 and January 1, 1997, United Insurance Company of America ("United"), one of the Company's Life and Health Insurance subsidiaries, entered into reinsurance agreements to cede certain life insurance policies to third parties. Life insurance reserves related to these blocks of business were approximately $140 million at June 30, 1997. At June 30, 1997 the Company had not been relieved of its primary obligation to these policyholders. In accordance with the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts," the Company therefore continues to include the life insurance reserves related to these blocks of business on its balance sheet along with a corresponding amount classified as Other Receivables. As a result of these reinsurance transactions, the Company expects that Premiums and Net Investment Income recorded in the Life and Health Insurance segment for 1997 will decrease by approximately $17 million and $4 million, respectively, compared to the prior year reflecting the full year impact of the transactions.

Consumer Finance

Revenues in the Consumer Finance segment increased by $2.3 million and $4.9 million, respectively, for the three and six months ended June 30, 1997, compared to the same period in 1996, as a result of a higher level of loans outstanding. Operating Profit in the Consumer Finance segment decreased by $6.1 million and $9.0 million, respectively, due primarily to higher provisions for loan losses.

Net Corporate Expense

Net Corporate and Other Expenses were $1.5 million and $5.8 million, respectively, for the three and six months ended June 30, 1997, compared to $3.4 million and $6.3 million, respectively, for the same periods in 1996. Corporate Expense is recorded net of Corporate investment income. Corporate investment income increased by $1.4 million for the three months ended June 30, 1997, compared to the same period in 1996, due primarily to the timing of dividends on the Company's investment in Navistar Preferred Stock.

Equity in Net Income of Investees

Equity in Net Income of Investees was a loss of $18.1 million and $5.3 million, respectively, for the three and six months ended June 30, 1997, compared to income of $11.4 million and $22.8 million, respectively, for the same periods in 1996. Equity in Net Income of Investees for the three and six months ended
June 30, 1997 includes an after-tax charge of $31.0 million related to Unitrin's share of Western Atlas' announced charge for the write-off of in-process research and development activities at certain recently acquired Western Atlas' subsidiaries and an after-tax charge of $0.8 million for Unitrin's share of expenses related to the spin-off of Western Atlas' industrial automation segment.

Other Items

During the first six months of 1997, the Company repurchased 395,500 shares of its common stock in open market transactions at an aggregate cost of $20.7 million. The repurchases were made with general corporate funds. At June 30, 1997, the unused commitment under the Company's revolving credit agreement was $253 million. In addition, for the remainder of 1997, the Company's subsidiaries would be able to pay approximately $166 million in dividends to the Company without prior regulatory approval.

On June 20, 1997, the Company and The Reliable Life Insurance Company ("Reliable") entered into a definitive agreement providing for the acquisition of Reliable by the Company. Each holder of Reliable Class A common stock will be entitled to receive 2.235 shares of Unitrin common stock or, at such holder's election, $119 in cash, provided that no less than 81% of the Reliable Class A common stock will be exchanged for Unitrin common stock. The acquisition agreement provides that all outstanding Reliable Class B common shares will be converted into Reliable Class A shares prior to closing. Reliable will then have approximately 1,682,400 Class A shares outstanding, which will be acquired in the acquisition. The transaction is intended to be a tax-free reorganization. The transaction is subject to approvals by certain insurance and other regulatory authorities and Reliable's shareholders and other customary closing conditions. It is anticipated that the acquisition will be completed by September 30, 1997. The acquisition will be accounted for by the purchase method and, accordingly, the operations of Reliable will be included in the Company's financial statements from the date of acquisition.

Accounting Changes

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Under SFAS No. 128 the dual presentation of basic and diluted Earnings Per Share ("EPS") is required on the face of the income statement (for financial statements issued after December 15, 1997) for all entities with complex capital structures. In addition, SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The adoption of SFAS No. 128 is not anticipated to have a significant effect on the Company's calculation of Net Income Per Share.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 contains no change in disclosure requirements for entities that were previously subject to the requirements of Accounting Principles Board Opinions Nos. 10 and 15 and SFAS No. 47 and as such the Company does not anticipate that adoption of SFAS No. 129 will have any effect on the Company's reporting.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Under SFAS No. 130, enterprises that provide a full set of financial statements that report financial position, results of operations and cash flows should also include a Statement of Comprehensive Income for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company intends to adopt SFAS No. 130 in 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS No. 131, public business enterprises are required to provide disclosures about operating segments using the "management approach" for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company has not yet determined what its operating segments will be under SFAS No. 131 nor has the Company determined when it will adopt SFAS No. 131.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 4 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Unitrin, Inc. was held on May 14, 1997 for the purpose of electing seven directors and to consider and act upon a proposal to approve the Unitrin, Inc. 1997 Stock Option Plan (the "Plan").

The final tabulation for each of the seven nominees for director is as follows:

                                        Votes            Votes
                    Nominee              For            Withheld
              ---------------------  -------------     ----------
               James E. Annable       33,131,681         308,804
               Reuben L. Hedlund      33,131,579         308,906
               Jerrold V. Jerome      33,124,979         315,506
               George A. Roberts      33,102,961         337,524
               Fayez S. Sarofim       33,121,187         319,298
               Henry E. Singleton     31,735,686       1,704,799
               Richard C. Vie         33,125,921         314,564

Shareholders approved the Plan by the following votes: 27,390,663 votes for approval, 2,188,667 votes against, 562,376 votes abstained, and 3,298,779 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.
    2 Agreement and Plan of Reorganization Among Unitrin, Inc., Unitrin Acquisition Corporation and The Reliable Life Insurance Company dated June 20, 1997. Schedules to such agreement are omitted as immaterial, but will be supplied to the Securities and Exchange Commission upon request.

    3.1 Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to Unitrin's Registration Statement on Form 10 dated February 15, 1990.)

    3.2 Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company's 1994 Annual Report on Form 10-K.)

    4 Rights Agreement between the Company and First Chicago Trust Company of New York, as rights agent, dated as of August 3, 1994 (Incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 3, 1994.)

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

    10.3 Unitrin, Inc. 1997 Stock Option Plan (Incorporated herein by reference to Exhibit A of the Company's Proxy Statement, dated April 9, 1997, in connection with Unitrin's annual meeting of shareholders.)

    10.4 Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 1994.)

     10.5 Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company's 1994 Annual Report on Form 10-K), with following executive officers:

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

     10.6 Severance Compensation Plan After Change of Control (Incorporated herein by reference to Exhibit 10.6 to the Company's 1994 Annual Report on Form 10-K; the term of this plan has been extended by Unitrin's board of directors through December 31, 1997.)

     10.7 Credit Agreement, dated January 24, 1995 among Unitrin, Inc., NationsBank, N.A. (Carolinas), The First National Bank of Chicago and First Interstate Bank of California (Incorporated herein by reference to Exhibit 10.7 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 1994.)

     10.8 First Amendment to Credit Agreement, dated July 14, 1995 (Incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

     10.9 Tax Allocation Agreement by and among the Company and its Subsidiaries and Teledyne, Inc. (Incorporated herein by reference to Amendment No. 1, dated April 5, 1990, on Form 8 to the Company's Registration Statement on Form 10.)

     27    Financial Data Schedule

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Unitrin, Inc.


Date: July 28, 1997                    /s/ Richard C. Vie
                                       ----------------------------------------
                                       Richard C. Vie
                                       President and Chief Executive Officer



Date: July 28, 1997                    /s/ Eric J. Draut
                                       ----------------------------------------
                                       Eric J. Draut
                                       Treasurer and Chief Financial Officer
                                       (Principal Accounting Officer)

                                 Exhibit Index

2 Agreement and Plan of Reorganization Among Unitrin, Inc., Unitrin Acquisition Corporation and The Reliable Life Insurance Company dated as of June 20, 1997. Schedules to such agreement are omitted as immaterial, but will be supplied to the Securities and Exchange Commission upon request.

3.1   Certificate of Incorporation (Incorporated herein by reference to Exhibit
      3.1 to Unitrin's Registration Statement on Form 10 dated February 15,
      1990.)

3.2   Amended and Restated By-Laws (Incorporated herein by reference to Exhibit
      3.2 to the Company's 1994 Annual Report on Form 10-K.)

4 Rights Agreement between the Company and First Chicago Trust Company of New York, as rights agent, dated as of August 3, 1994 (Incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 3, 1994.)

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

10.3 Unitrin, Inc. 1997 Stock Option Plan (Incorporated herein by reference to Exhibit A of the Company's Proxy Statement, dated April 9, 1997, in connection with Unitrin's annual meeting of shareholders.)

10.4 Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 1994.)

10.5 Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company's 1994 Annual Report on Form 10-K), with following executive officers:

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

10.6 Severance Compensation Plan After Change of Control (Incorporated herein by reference to Exhibit 10.6 to the Company's 1994 Annual Report on Form 10-K; the term of this plan has been extended by Unitrin's board of directors through December 31, 1997.)

10.7 Credit Agreement, dated January 24, 1995 among Unitrin, Inc., NationsBank, N.A. (Carolinas), The First National Bank of Chicago and First Interstate Bank of California (Incorporated herein by reference to Exhibit 10.7 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 1994.)

10.8 First Amendment to Credit Agreement, dated July 14, 1995 (Incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

10.9 Tax Allocation Agreement by and among Company and its Subsidiaries and Teledyne, Inc. (Incorporated herein by reference to Amendment No. 1, dated April 5, 1990, on Form 8 to the Company's Registration Statement on Form 10.)

27    Financial Data Schedule