Form 10-K/A
period 1996-12-31
UNITRIN INC
filed 1997-09-22
CIK 860748

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              FORM 10-K/A  No. 1

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996          Commission File No. 0-18298

                                 UNITRIN, INC.
            (Exact Name of Registrant as Specified in its Charter)


                 DELAWARE                                   95-4255452
              (State or Other                            (I.R.S. Employer
Jurisdiction of Incorporation or Organization)        Identification Number)

              One East Wacker Drive
                Chicago, Illinois                           60601
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

                    Yes X                                No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing market price of Registrant's common stock on December 31, 1996, the aggregate market value of such stock held by non-affiliates of Registrant is approximately $1.46 billion. Solely for purposes of this calculation, all executive officers and directors of Registrant are considered affiliates.

     Registrant had 37,340,894 shares of common stock outstanding as of December 31, 1996.

                      Documents Incorporated by Reference
                                                   Part of the Form 10-K/A
     Documents                                     into which incorporated

Portions of 1996 Annual Report to Shareholders        Parts I, II and IV

Portions of Proxy Statement for 1997 Annual Meeting        Part III
================================================================================

This Form 10-K/A amends and restates the Form 10-K filed February 27, 1997 in its entirety to read as follows:

                                    PART I

ITEM 1.  Business

     Unitrin, Inc. ("Unitrin" or the "Company") was incorporated in Delaware in 1990. Unitrin serves the basic financial needs of individuals, families and small businesses. Through its subsidiaries, Unitrin provides property and casualty insurance, life and health insurance, and consumer finance services.

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

     Effective May 31, 1996, United Insurance Company of America ("United"), one of the Company's subsidiaries, entered into an agreement to cede its entire obligation under certain life insurance policies to a third party. Life insurance reserves related to this block were approximately $112 million at December 31, 1996. At such date, United had not been relieved of its primary obligation to these policyholders and, therefore, under applicable accounting requirements, the Company continues to include the life insurance reserves related to this block of business on its balance sheet, along with a corresponding amount classified as "Other Receivables." The Company expects that the reinsurer will fully perform its assumed obligations to policyholders. As a result of this transaction, premiums in the Company's Life and Health Insurance segment decreased by $7.3 million in 1996 and will decrease by an additional $6 million in 1997. The effect of this transaction on the segment's operating profit is not material.

     Effective as of January 1, 1997, Unitrin acquired Union Automobile Indemnity Company ("Union") of Bloomington, Illinois, a property and casualty insurance company with annual direct written premiums of approximately $35 million. As consideration for the acquisition, Unitrin issued 342,000 shares of its common stock, then valued at approximately $18.6 million, to Union's former parent company.

     (b) Business segment financial data

     Financial information about the Company's business segments for the years ended December 31, 1996, 1995 and 1994 is contained in the following portions of Unitrin's 1996 Annual Report and incorporated herein by reference: (i) Note 16 to the Company's Consolidated Financial Statements, which Financial Statements are further described in Item 14(a)1 hereto and filed as Exhibit 13.1 hereto and incorporated by reference into Item 8 hereof (the "Financial Statements"), and
(ii) "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is filed as Exhibit 13.2 hereto and incorporated by reference into Item 7 hereof (the "MD&A").

(c) Description of business

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

     Storm Losses/Seasonality

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

     Reinsurance

     In accordance with the practice of the insurance industry, the Company cedes insurance to other insurers. These reinsurance arrangements limit the Company's exposure arising from large risks or from hazards of a catastrophic nature. Although such reinsurance does not discharge the Company from its obligations on risks insured, so long as reinsurers meet their obligations, the Company's net liability is limited to the amount of risk it retains. See Note 17 to the Financial Statements.

     Competition

     Based on the most recent data published by A.M. Best Company ("A.M. Best"), at the end of 1995 there were approximately 1,200 property and casualty insurance organizations in the United States, made up of more than 2,400 companies. Unitrin's Property and Casualty Group ranked among the 100 largest property and casualty insurance company organizations in the United States, measured by admitted assets (73rd), net premiums written (62d) and policyholders' surplus (52d).

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

     Unitrin's insurance subsidiaries generally compete using appropriate pricing, selling to selected markets, controlling expenses, maintaining ratings from A.M. Best and providing competitive services to agents and policyholders.

     Life and Health Insurance

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

     Reinsurance

     As is customary among life and health insurance companies, the Life and Health Group cedes insurance above certain Company-determined retention limits to other insurance companies to limit losses on risks. The Life and Health Group's maximum retention for individual life insurance policies is $250,000, plus an additional $100,000 for policies with accidental death or dismemberment benefits. Retention limits for group policies vary depending on the type of policy. Under any reinsurance arrangement, should the reinsurer be unable to meet the obligations it assumes, the ceding insurance company remains
contingently liable with respect to the ceded insurance.   For descriptions of
certain reinsurance arrangements of the Company's life and health insurance segment, see Items 1(a) and 7 of this Form 10-K/A and Note 17 to the Financial Statements.

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

     Unitrin's insurance subsidiaries generally compete using appropriate pricing, selling to selected markets, controlling expenses, maintaining ratings from A.M. Best and providing competitive services to agents and policyholders.

     Consumer Finance

     Unitrin is engaged in the consumer finance business through its subsidiary, Fireside Thrift Co. ("Fireside Thrift"), which has 37 branches in California and one in Arizona.

     Fireside Thrift is organized under California law as an industrial loan company and is a member of the Federal Deposit Insurance Corporation ("FDIC"). Industrial loan companies are sometimes also referred to as thrift and loan companies, and are distinct from both savings and loan associations and banks. (See also, "Regulation," below.)

     Fireside Thrift's principal business is the financing of used automobiles through the purchase of conditional sales contracts from automobile dealers. Fireside Thrift also makes personal loans, mostly secured by automobiles. The borrowers under these contracts and loans typically have marginal credit histories. However, Fireside Thrift individually underwrites each loan application and historically has declined to extend credit to more than three quarters of its loan applicants. See "Management's Discussion and Analysis of Results of Operations--Consumer Finance" in Item 7 below for a discussion about Fireside Thrift's loan loss reserves. Fireside Thrift competes for loans primarily on the basis of timely service to its customers and by offering flexible loan terms. Principal competitors include banks, finance companies, "captive" credit subsidiaries of automobile manufacturers and other industrial loan companies.

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

     Unitrin's investment strategy is based on current market conditions and other factors that it reviews from time to time. Unitrin's consolidated investment portfolio consists primarily of United States Government obligations and investment-grade fixed maturities. The Company's investment in non-investment grade, fixed maturity investments is insignificant. See the discussions of the Company's investments under the headings "Investees," "Investment Results" and "Liquidity and Capital Resources" in Item 7 of this Form 10-K/A and in Notes 4 and 5 to the Financial Statements.

     Regulation

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

     Unitrin's insurance subsidiaries are subject to regulation in the states in which they do business. Such regulation pertains to matters such as approving policy forms and various premium rates, licensing agents, granting and revoking licenses to transact business and regulating trade practices. The majority of Unitrin's insurance operations are in states requiring prior approval by regulators before proposed rates for property, casualty or health insurance policies may be implemented. However, rates proposed for life insurance generally become effective immediately upon filing with a state, even though the same state may require prior rate approval for other forms of insurance. Insurance regulatory authorities perform periodic examinations of an insurer's market conduct and other affairs.

     State insurance regulators also prescribe the form and content of financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements include risk-based capital ("RBC") rules promulgated by the National Association of Insurance Commissioners (the "NAIC"). Compliance with the RBC rules is determined by the ratio of regulatory total adjusted capital, as defined by the NAIC, to the authorized control level RBC, as defined by the NAIC. At December 31, 1996, the total adjusted capital of every one of Unitrin's insurance subsidiaries significantly exceeded the minimum RBC requirements.

     The NAIC annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System ("IRIS") ratios. There presently are twelve IRIS ratios. The primary purpose of the ratios is to provide an "early warning" of any negative developments. The NAIC reports the ratios to state regulators who may then contact the companies if three or more ratios fall outside the NAIC's "usual ranges." At December 31, 1996, Unitrin had no subsidiaries with three or more ratios outside the usual range.

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

     In connection with one action, Ronnie Dale Bleeker v. Trinity Universal Insurance Company et al., the District Court of Hildalgo County, Texas, on February 9, 1995 entered a judgment in the amount of $77.0 million, including attorney's fees of $38.5 million, against Trinity. The case involves an accident in which Ronnie Bleeker, a former insured of Trinity under a $40 thousand automobile insurance policy, while driving his truck struck another truck parked alongside a road, killing one person and injuring several others. Suit was filed against Bleeker by the injured parties (the "Claim Case"). In 1993, the plaintiffs in the Claim Case were awarded damages in excess of $9 million. In 1994, these plaintiffs, acting as assignees of a purported claim by Bleeker against Trinity, filed suit against Trinity (the "Bad Faith Case") alleging that negligent claim handling by Trinity led to the large verdict against Bleeker in the Claim Case. The Bad Faith Case was tried in 1995 and resulted in the judgment against Trinity described above.

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

     The MD&A is incorporated herein by reference to Exhibit 13.2.

ITEM 8.   Financial Statements and Supplementary Data

     The Financial Statements (including their related notes and the reports of KPMG Peat Marwick LLP and Deloitte & Touche LLP)are incorporated herein by reference to Exhibit 13.1 hereto.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change in, or disagreement with, the Company's accountants during or relating to the year ended December 31, 1996.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     Information regarding directors and executive officers, including, to the extent applicable, information required by Item 405 of Regulation S-K, is incorporated herein by reference to the sections captioned "Election of Directors" and "Executive Officers" in the Proxy Statement for the 1997 Annual Meeting of Shareholders of Unitrin.

ITEM 11.  Executive Compensation

     Information regarding compensation of executive officers is incorporated herein by reference to the section captioned "Compensation of Executive Officers" in the Proxy Statement for the 1997 Annual Meeting of Shareholders of Unitrin. Neither the joint report by the Compensation and Stock Option Committees of Unitrin's Board of Directors nor the Unitrin stock performance graph to be included in such proxy statement shall be deemed to be incorporated herein by this reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     This information is incorporated herein by reference to the section captioned "Ownership of Common Stock" in the Proxy Statement for the 1997 Annual Meeting of Shareholders of Unitrin.

ITEM 13.  Certain Relationships and Related Transactions

     This information is incorporated herein by reference to the section captioned

"Compensation Committee Interlocks and Insider Participation" in the Proxy Statement for the 1997 Annual Meeting of Shareholders of Unitrin.


                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Documents filed as part of this Report:

     1. Financial Statements. The following financial statements, in response to Item 8 of this Form 10-K/A, have been filed as Exhibit 13.1 and incorporated by reference into Item 8 hereof:

          The consolidated balance sheets of Unitrin, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated statements of income, cash flows and shareholders' equity for the years ended December 31, 1996, 1995 and 1994, together with the notes thereto, the report of KPMG Peat Marwick LLP thereon, dated January 7, 1997, except as to Note 5, which is as of September 22, 1997, and the reports of Deloitte & Touche LLP on the financial statements of Litton Industries, Inc. and subsidiaries and of Western Atlas Inc. and subsidiaries dated September 19, 1996 and February 13, 1996, respectively.

     2.   Financial Statement Schedules.

          Schedule I:    Investments - Other Than Investments in Related Parties
          Schedule II:   Parent Company Financial Statements
          Schedule III:  Supplementary Insurance Information
          Schedule IV:   Reinsurance Schedule

          Financial statements of fifty percent or less owned person: To be filed by amendment within 90 days of the July 31, 1997 fiscal year-end of Litton Industries, Inc.

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

                        Jerrold V. Jerome (Chairman)
                        Richard C. Vie (President and Chief Executive Officer) David F. Bengston (Vice President)
                        James W. Burkett (Vice President)
                        Thomas H. Maloney (Vice President & General Counsel) Eric J. Draut (Treasurer and Chief Financial Officer) Scott Renwick (Secretary)

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

     10.7 First Amendment to Credit Agreement among Unitrin, Inc., NationsBank, N.A. (Carolinas), The First National Bank of Chicago, First Interstate Bank of California, The Fuji Bank, Limited, Union Bank and The Long-Term Credit Bank of Japan, Ltd., Chicago Branch (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

     10.8 Tax Allocation Agreement by and among Unitrin, Inc. and its Subsidiaries and Teledyne, Inc. (incorporated herein by reference to Amendment No. One, dated April 5, 1990, on Form 8 to Unitrin's Registration Statement on Form 10)

     13.1 Financial Statements (pages 19 through 39 of Unitrin's 1996 Annual Report, amended as of the date of the filing of this Form 10-K/A)


     13.2 MD&A (pages 14 through 18 of Unitrin's 1996 Annual Report, amended as of the date of the filing of this Form 10-K/A)

     13.3 Financial Highlights (included as Exhibit 13.3 to Unitrin's 1996 Annual Report on Form 10-K filed February 27, 1997)

     21 Subsidiaries of Unitrin, Inc. (included as Exhibit 21 to Unitrin's Form 10-K filed February 27, 1997)

     23.1 Reports of KPMG Peat Marwick LLP (included in Item 8 of this Form 10-K/A and included as Exhibit 23.1 to this Form 10-K/A)

     23.2 Consent of KPMG Peat Marwick LLP

     23.3 Reports of Deloitte & Touche LLP (included in Item 8 of this Form 10-K/A)

     23.4 Consent of Deloitte & Touche LLP

     24   Power of attorney (included on the signature page hereof)

     27 Financial Data Schedule (included as Exhibit 27 to Unitrin's 1996 Annual Report on Form 10-K filed February 27, 1997)

     (b)  Reports on Form 8-K.  None

     (c)  Exhibits.  Included in Item 14(a)3 above.

     (d)  Financial Statement Schedules.  Included in Item 14(a)2 above.

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby appoints Richard C. Vie, President and Chief Executive Officer, Eric J. Draut, Treasurer and Chief Financial Officer, and Scott Renwick, Secretary, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the Securities and Exchange Commission, any and all amendments to the Annual Report on Form 10-K of Unitrin, Inc., together with any exhibits thereto and other documents therewith, necessary or advisable to enable Unitrin, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Act of 1934, Unitrin, Inc. has duly caused this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on September 22, 1997.


                                            UNITRIN, INC.
                                            (Registrant)


                                            By: /S/  Richard C. Vie
                                            ---------------------------------
                                            Richard C. Vie
                                            President and Chief Executive Office

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on September 22, 1997.

       Signature                                        Title
       ---------                                        -----
/s/ Richard C. Vie
-----------------------------                   President, Chief Executive Officer and
Richard C. Vie                                  Director

/S/ Jerrold V. Jerome
-----------------------------                   Chairman of the Board and Director
Jerrold V. Jerome

/s/ Eric J. Draut
-----------------------------                   Treasurer and Chief Financial Officer
Eric J. Draut                                   (principal accounting and financial
                                                officer)
/s/ James E. Annable
-----------------------------                   Director
James E. Annable

/s/ Reuben L. Hedlund
-----------------------------                   Director
Reuben L. Hedlund

/s/ George A. Roberts
-----------------------------                   Director
George A. Roberts

/s/ Fayez S. Sarofim
-----------------------------                   Director
Fayez S. Sarofim

/s/ Henry E. Singleton
-----------------------------                   Director
Henry E. Singleton