Form 10-Q/A
period 1997-03-31
UNITRIN INC
filed 1997-09-22
CIK 860748

                               FORM 10-Q/A  No.1
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[x]            Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 1997
                           ---------------------------------------------------
                                      OR

[_]           Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Transition Period from ______________________ to _____________________

Commission file                       0-18298
number             -----------------------------------------------------------
                                 Unitrin, Inc.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                    95-4255452
------------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S.Employer
     incorporation or organization)                    Identification No.)

     One East Wacker Drive, Chicago, Illinois                  60601
------------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

                                 (312) 661-4600
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

Note 3 to the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of Part I to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 is hereby amended to replace the second sentence of the last paragraph of Note 3 with the following sentences:

"The case involves an accident in which Ronnie Bleeker, a former insured of Trinity under a $40 thousand automobile insurance policy, while driving his truck struck another truck parked alongside a road, killing one person and injuring several others. Suit was filed against Bleeker by the injured parties (the "Claim Case"). In 1993, the plaintiffs in the Claim Case were awarded damages in excess of $9 million. In 1994, these plaintiffs, acting as assignees of a purported claim by Bleeker against Trinity, filed suit against Trinity (the "Bad Faith Case") alleging that negligent claim handling by Trinity led to the large verdict against Bleeker in the Claim Case. The Bad Faith Case was tried in 1995 and resulted in the judgment against Trinity described above."


The Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of Part I to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 is hereby amended to add the following
Note 5 Investment in Investees:

Unitrin accounts for its Investments in Investees under the equity method of accounting using the most recent publicly-available financial reports. Summarized financial information for Litton and Western Atlas is presented below.

The amounts included in Unitrin's financial statements for Litton represent amounts reported by Litton for periods ending two months earlier. Accordingly, amounts included in these financial statements represent the amounts reported by Litton for the three-months ending January 31, 1997 and 1996. Summarized financial information reported by Litton for such periods was:


[Dollars in Millions]                                   1997            1996
--------------------------------------------------   ----------      ----------

Revenues                                             $    960        $    739
                                                     ==========      ==========

Cost of Sales                                        $    750        $    568
                                                     ==========      ==========

Income from Continuing Operations                    $     36        $     33
                                                     ==========      ==========

Net Income                                           $     36        $     33
                                                     ==========      ==========

The amounts included in Unitrin's financial statements for Western Atlas represent amounts reported by Western Atlas for periods ending three months earlier. Accordingly, amounts included in these financial statements represent the amounts reported by Western Atlas for the three-months ending December 31, 1996 and 1995. Summarized financial information reported by Western Atlas for such periods was:

          [Dollars in Millions]                     1996        1995
          ---------------------------------      ----------  ----------

          Revenues                               $    735    $    585
                                                 ==========  ==========

          Cost of Sales                          $    513    $    407
                                                 ==========  ==========

          Income from Continuing Operations      $     37    $     27
                                                 ==========  ==========

          Net Income                             $     37    $     27
                                                 ==========  ==========





                    [This space left intentionally blank.]

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Unitrin, Inc.


Date: September 22,1997                 /s/ Eric J. Draut
                                        -------------------------------------
                                        Eric J. Draut
                                        Treasurer  and Chief Financial Officer
                                        (Principal Accounting Officer)