Form 10-Q/A
period 1997-06-30
UNITRIN INC
filed 1997-09-22
CIK 860748

                             FORM 10-Q / A No. 1
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


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

For the Transition Period from                         to
                               -----------------------    ----------------------

Commission file                        0-18298
number
                ----------------------------------------------------------------

                                 Unitrin, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                               95-4255452
--------------------------------------------------------------------------------
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization                            Identification No.)

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

Note 4 to the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of Part I to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 is hereby amended to replace the second sentence of the last paragraph of Note 4 with the following sentences:

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

The Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of Part I to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 is hereby amended to add the following
Note 6 -- Investment in Investees:

"Unitrin accounts for its Investments in Investees under the equity method of accounting using the most recent publicly-available financial reports. Summarized financial information for Litton and Western Atlas is presented below.

The amounts included in Unitrin's financial statements for Litton represent amounts reported by Litton for periods ending two months earlier. Accordingly, amounts included in these financial statements represent the amounts reported by Litton for the six and three month periods ending April 30, 1997 and 1996. Summarized financial information reported by Litton for such periods was:

                                        Six Months Ending    Three Months Ending
                                            April 30,             April 30,
                                        -----------------    -------------------
[Dollars in Millions]                     1997     1996        1997       1996
---------------------------------       -------  --------    --------   --------

Revenues                                $ 2,056  $  1,743    $  1,096   $  1,004
                                        =======  ========    ========   ========

Cost of Sales                           $ 1,615  $  1,357    $    865   $    789
                                        =======  ========    ========   ========

Income from Continuing Operations       $    78  $     72    $     42   $     39
                                        =======  ========    ========   ========

Net Income                              $    78  $     72    $     42   $     39
                                        =======  ========    ========   ========

The amounts included in Unitrin's financial statements for Western Atlas represent amounts reported by Western Atlas for periods ending three months earlier. Accordingly, amounts included in these financial statements represent the amounts reported by Western Atlas for the six and three month periods ending March 31, 1997 and 1996. Summarized financial information reported by Western Atlas for such periods was:

                                        Six Months Ending    Three Months Ending
                                            March 31,             March 31,
                                        -----------------    -------------------
[Dollars in Millions]                     1997     1996        1997       1996
---------------------------             -------  --------    --------   --------

Revenues                                $ 1,438  $  1,134    $    703   $    549
                                        =======  ========    ========   ========

Cost of Sales                           $ 1,011  $    785    $    498   $    378
                                        =======  ========    ========   ========

Income from Continuing Operations       $    68  $     50    $     31   $     23
                                        =======  ========    ========   ========

Net Income                              $    68  $     50    $     31   $     23
                                        =======  ========    ========   ========

The Company's equity in the net income of Western Atlas for the three and six months ended June 30, 1997 also includes an after-tax charge of $31.0 million related to Unitrin's share of Western Atlas' announced charge for the write-off of in-process research and development activities at certain recently acquired Western Atlas' subsidiaries and an after-tax charge of $0.8 million for Unitrin's share of expenses related to the spin-off of Western Atlas' industrial automation segment. Western Atlas' announced charges will be reflected in the summarized financial information for Western Atlas' nine and three month periods ending June 30, 1997."


Management's Discussion and Analysis of Results of Operations and Financial Condition included in Item 2 of Part I to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 is hereby amended to add the following paragraph immediately before the first paragraph under the caption "Equity in Net Income of Investees."

"Western Atlas has announced its intention to spin off its industrial technology businesses into a new publicly held corporation named UNOVA, Inc. Western Atlas disclosed in a press release that "All shares of UNOVA, the new public company, are scheduled to be distributed to holders of Western Atlas Inc. Common Stock on a one-for-one basis. The transaction is expected to be tax-free to the Corporation (Western Atlas) and its shareholders and should be completed in the fall of 1997. The shares are planned to be listed on the New York Stock Exchange." Western Atlas also disclosed that after the spin-off it is anticipated that UNOVA will have annual revenues of approximately $1.5 billion and Western Atlas will have revenues of approximately $1.6 billion."

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Unitrin, Inc.



Date: September 22, 1997                /s/ Eric J. Draut
                                        -------------------------------------
                                        Eric J. Draut
                                        Treasurer and Chief Financial Officer
                                        (Principal Accounting Officer)