Form 10-K/A
period 1996-12-31
UNITRIN INC
filed 1997-10-29
CIK 860748

________________________________________________________________________________



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-K/A No. 2

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



_______________________________________________________________________________

                          AMENDMENT NO. 2 TO FORM 10-K

This Form 10-K/A No. 2, filed with the Securities and Exchange Commission on October 29, 1997, amends and restates in its entirety Item 14 of the Form 10-K/A No. 1 of Unitrin, Inc. ("Unitrin" or the "Company") which was filed September 22, 1997.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Documents filed as part of this Report:

1.   Financial Statements.  The following financial statements, in response to
     Item 8 of the Form 10-K, have been filed as Exhibit 13.1 and are incorporated by reference into Item 8 hereof:

     The consolidated balance sheets of Unitrin, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated statements of income, cash flows and shareholders' equity for the years ended December 31, 1996, 1995 and 1994, together with the notes thereto and the report of KPMG Peat Marwick LLP thereon, dated January 7, 1997, except as to Note 5, which is as of October 29, 1997.

2. Financial Statement Schedules. The following four financial statement schedules are incorporated herein by reference to Item 14(a)2 of Unitrin's Form 10-K/A No. 1 filed September 22, 1997:


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

     The consolidated financial statements of Litton Industries, Inc., a fifty percent or less owned person, have been filed as Exhibit 99 hereof and are incorporated by reference into this Item 14.

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

     4 Rights Agreement between Unitrin, Inc. and First Chicago Trust Company of New York, as rights agent, dated as of August 3, 1994 (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 3, 1994)

     10.1 Unitrin, Inc. 1990 Stock Option Plan , as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's 1995 Annual Report on Form 10-K)

     10.2 Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
           1995)

     10.3 Unitrin, Inc. Pension Equalization Plan (incorporated herein by reference to Exhibit 10.4 to the Company's 1994 Annual Report on Form 10-K)

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

     10.5 Severance Compensation Plan After Change of Control (incorporated herein by reference to Exhibit 10.6 to the Company's 1994 Annual Report on Form 10-K; the term of this plan has been extended by action of Unitrin's board of directors through December 31, 1997)

     10.6 Credit Agreement, dated January 24, 1995 among Unitrin, Inc., NationsBank, N.A. (Carolinas), The First National Bank of Chicago and First Interstate Bank of California (incorporated herein by reference to Exhibit 10.7 to the Company's 1994 Annual Report on Form 10-K)

     10.7 First Amendment to Credit Agreement among Unitrin, Inc., NationsBank, N.A. (Carolinas), The First National Bank of Chicago, First Interstate Bank of California, The Fuji Bank, Limited, Union Bank and The Long-Term Credit Bank of Japan, Ltd., Chicago Branch (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
           1995)

     10.8 Tax Allocation Agreement by and among Unitrin, Inc. and its Subsidiaries and Teledyne, Inc. (incorporated herein by reference to Amendment No. One, dated April 5, 1990, on Form 8 to Unitrin's Registration Statement on Form 10)

     13.1 Financial Statements (pages 19 through 39 of Unitrin's 1996 Annual Report, amended as of the date of the filing of this Form 10-K/A No.
            2)

     13.2 MD&A (included as Exhibit 13.2 to Unitrin's 1996 Annual Report on Form 10-K/A No. 1 filed September 22, 1997)

     13.3 Financial Highlights (included as Exhibit 13.3 to Unitrin's 1996 Annual Report on Form 10-K filed February 27, 1997)

     21 Subsidiaries of Unitrin, Inc. (included as Exhibit 21 to Unitrin's 1996 Annual Report on Form 10-K filed February 27, 1997)

     23.1 Reports of KPMG Peat Marwick LLP (included in Exhibit 13.1 of this Form 10-K/A No. 2 and included as Exhibit 23.1 to this Form 10-K/A No. 2)

     23.2   Consent of KPMG Peat Marwick LLP

     23.3 Report of Deloitte & Touche LLP (included in Exhibit 99 of this Form 10-K/A No. 2)

     23.4   Consent of Deloitte & Touche LLP

     24 Power of attorney (included on the signature page of Unitrin's 1996 Annual Report on Form 10-K/A No. 1 filed September 22, 1997)

     27 Financial Data Schedule (included as Exhibit 27 to Unitrin's 1996 Annual Report on Form 10-K filed February 27, 1997)

     99 The consolidated financial statements of Litton Industries, Inc. (incorporated herein by reference to pages F-2 through F-21 of the Form 10-K filed October 10, 1997 by Litton Industries, Inc. (commission file no. 1-03998), for its fiscal year ended July 31,
            1997)

      (b)   Reports on Form 8-K.  None

      (c)   Exhibits.  Included in Item 14(a)3 above.

      (d)   Financial Statement Schedules.  Included in Item 14(a)2 above.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Unitrin, Inc. has duly caused this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on October 29, 1997.

                                     UNITRIN, INC.
                                     (Registrant)



                                By:  /S/ Richard C. Vie*
                                     ------------------
                                     Richard C. Vie
                                     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on October 29, 1997.


       Signature                                                     Title
       ---------                                                     -----

/S/Richard C. Vie*                               President, Chief Executive Officer and Director
------------------
Richard C. Vie

/S/ Jerrold V. Jerome*                           Chairman of the Board and Director
----------------------
Jerrold V. Jerome

/S/ Eric J. Draut                                Treasurer and Chief Financial Officer
-----------------                                (principal accounting and financial officer)
Eric J. Draut

/S/ James E. Annable*                            Director
---------------------
James E. Annable

/S/ Reuben L. Hedlund*                           Director
----------------------
Reuben L. Hedlund

/S/ George A. Roberts*                           Director
----------------------
George A. Roberts

/S/ Fayez S. Sarofim*                            Director
---------------------
Fayez S. Sarofim

/S/ Henry E. Singleton*                          Director
-----------------------
Henry E. Singleton


*By: /S/ Eric J. Draut
     -----------------
     Eric J. Draut, Attorney-in-Fact
     Pursuant to a Power of Attorney