Form 10-Q
period 1997-09-30
UNITRIN INC
filed 1997-11-14
CIK 860748

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended       September 30, 1997
                            ----------------------------------------------------

                                      OR

[_]            TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from _________________________ to ____________________

Commission file                       0-18298
number                __________________________________________________________

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

                                     Yes   X    No ____
                                          ---

37,538,097 shares of common stock, $0.10 par value, were outstanding as of October 31, 1997.

                                 UNITRIN, INC.

                                     INDEX

                                                                       Page
                                                                    ----------
PART  I.       Financial Information.

Item  1.       Financial Statements.

               Condensed Consolidated Statements of                       1
               Income for the Nine and Three Months Ended
               September 30, 1997 and 1996 (Unaudited).

               Condensed Consolidated Balance Sheets as of                2
               September 30, 1997  (Unaudited) and
               December 31, 1996.

               Condensed Consolidated Statements of Cash                  3
               Flows for the Nine Months Ended
               September 30, 1997 and 1996 (Unaudited).

               Notes to the Condensed Consolidated                      4-7
               Financial Statements (Unaudited).

Item  2.       Management's Discussion and Analysis of                 8-11
               Results of Operations and Financial Condition.

PART  II.      Other Information.

Item 1.        Legal Proceedings.                                        12

Item  6.       Exhibits and Reports on Form 8-K.                      12-13

Signatures                                                               14

                        UNITRIN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)


                                                                Nine Months Ended                    Three Months Ended
                                                           ------------------------------       ------------------------------
                                                              Sept. 30,      Sept. 30,             Sept. 30,       Sept. 30,
                                                                1997           1996                  1997            1996
                                                           --------------  --------------       -------------    -------------
Revenues:
Premiums                                                    $    924.2      $   917.2            $    307.3       $   304.1
Consumer Finance Revenues                                         95.2           89.2                  31.4            30.3
Net Investment Income                                            132.6          133.5                  43.8            44.0
Net Gains on Sales of Investments                                  3.2            1.6                   0.1             0.4
                                                           ------------    -----------          ------------     -----------
Total Revenues                                                 1,155.2        1,141.5                 382.6           378.8
                                                           ------------    -----------          ------------     -----------

Expenses:
Insurance Claims and Policyholders' Benefits                     600.2          603.3                 201.8           191.4
Insurance Expenses                                               362.6          368.4                 117.1           121.0
Consumer Finance Expenses                                         89.9           73.1                  27.3            24.9
Interest and Other Expense                                         9.3           11.7                   2.9             4.4
                                                           ------------    -----------          ------------     -----------
Total Expenses                                                 1,062.0        1,056.5                 349.1           341.7
                                                           ------------    -----------          ------------     -----------

Income before Income Taxes and Equity
  in Net Income of Investees                                      93.2           85.0                  33.5            37.1
Income Tax Expense                                                31.8           28.5                  12.3            12.7
                                                           ------------    -----------          ------------     -----------
Income before Equity in Net Income of Investees                   61.4           56.5                  21.2            24.4
Equity in Net Income of Investees                                 10.5           36.5                  15.8            13.7
                                                           ------------    -----------          ------------     -----------

Net Income                                                  $     71.9      $    93.0            $     37.0       $    38.1
                                                           ============    ===========          ============     ===========

Net Income Per Share - Note 5                               $     1.92     $     2.46           $      0.99      $     1.02
                                                           ============    ===========          ============     ===========


The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)

                                                                   September 30,     December 31,
                                                                       1997             1996
                                                                   -------------     ------------
                                                                    (Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized
  Cost: 1997 - $2,278.2; 1996 - $2,176.4)                            $  2,311.5     $  2,207.4
Equity Securities at Fair Value
  (Cost: 1997 - $144.4; 1996 - $172.0)                                    250.0          259.7
Investees at Cost Plus Cumulative Undistributed Earnings
  (Fair Value: 1997 - $1,971.7; 1996 - $1,610.3)                          684.7          670.1
Other                                                                     194.9          154.2
                                                                     ----------     ----------
Total Investments                                                       3,441.1        3,291.4
                                                                     ----------     ----------

Cash                                                                       17.7           17.0
Consumer Finance Receivables                                              573.2          608.6
Receivables                                                               335.3          376.1
Other Assets                                                              591.4          578.0
                                                                     ----------     ----------
Total Assets                                                         $  4,958.7     $  4,871.1
                                                                     ==========     ==========

Liabilities and Shareholders' Equity:
Insurance Reserves:
Life and Health                                                      $  1,568.1     $  1,599.0
Property and Casualty                                                     466.7          454.8
                                                                     ----------     ----------
Total Insurance Reserves                                                2,034.8        2,053.8
                                                                     ----------     ----------

Investment Certificates                                                   605.7          589.9
Notes Payable                                                              94.3           59.9
Accrued Expenses and Other Liabilities                                    725.2          687.2
                                                                     ----------     ----------
Total Liabilities                                                       3,460.0        3,390.8
                                                                     ----------     ----------

Shareholders' Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized;
  37,529,738 and 37,340,894 Shares Outstanding at
  September 30, 1997 and December 31, 1996                                  3.8            3.7
Additional Paid-in Capital                                                200.1          133.0
Retained Earnings                                                       1,204.0        1,265.8
Net Unrealized Appreciation on Securities                                  90.8           77.8
                                                                     ----------     ----------
Total Shareholders' Equity                                              1,498.7        1,480.3
                                                                     ----------     ----------
Total Liabilities and Shareholders' Equity                           $  4,958.7     $  4,871.1
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

                        UNITRIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                                                    Nine Months Ended
                                                                           ----------------------------------
                                                                              Sept. 30            Sept. 30
                                                                                1997                1996
                                                                           --------------      --------------
Operating Activities:
Net Income                                                                    $     71.9          $     93.0
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operations:
 Change in Deferred Policy Acquisition Costs                                        13.4                11.0
 Equity in Net Income of Investees before Taxes                                    (15.7)              (55.8)
 Cash Dividends from Investee                                                        1.1                 1.1
 Amortization of Fixed Maturities                                                   17.1                18.7
 Increase in Insurance Reserves and Unearned Premiums                               19.1                17.9
 Increase (Decrease) in Accrued Expenses and Other Liabilities                     (15.8)               19.8
 Net Gains on Sales of Investments                                                  (3.2)               (1.6)
 Provision for Loan Losses                                                          28.5                19.6
 Other, Net                                                                          9.0                10.5
                                                                           --------------      --------------
Net Cash Provided by Operating Activities                                          125.4               134.2
                                                                           --------------      --------------

Investing Activities:
Sales and Maturities of Fixed Maturities                                           313.6               180.0
Purchases of Fixed Maturities                                                     (426.0)              (74.7)
Sales and Redemptions of Equity Securities                                          38.2                 6.7
Purchases of Equity Securities                                                     (12.2)              (74.1)
Change in Consumer Finance Receivables                                               3.2               (68.6)
Change in Short-term Investments                                                     5.7                20.9
Other, Net                                                                         (27.2)              (12.0)
                                                                           --------------      --------------
Net Cash (Used) by Investing Activities                                           (104.7)              (21.8)
                                                                           --------------      --------------

Financing Activities:
Change in Investment Certificates                                                   15.8                52.6
Universal Life and Annuity Account Payments to Reinsurer                              -                (79.6)
Other Changes in Universal Life and Annuity Accounts                                 8.5                10.1
Notes Payable Proceeds                                                             380.0               122.0
Notes Payable Payments                                                            (345.5)              (93.5)
Cash Dividens Paid                                                                 (67.3)              (62.5)
Common Stock Repurchases                                                           (20.7)              (60.6)
Other, Net                                                                           9.2                 1.8
                                                                           --------------      --------------
Net Cash (Used) by Financing Activities                                            (20.0)             (109.7)
                                                                           --------------      --------------
Increase in Cash                                                                     0.7                 2.7
Cash, Beginning of Year                                                             17.0                 9.1
                                                                           --------------      --------------
Cash, End of Period                                                           $     17.7          $     11.8
                                                                           ==============      ==============

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K, as amended, filed with the Commission for the year ended December 31, 1996.


NOTE 2 -- ACQUISITION OF THE RELIABLE LIFE INSURANCE COMPANY

On June 20, 1997, the Company and The Reliable Life Insurance Company ("Reliable") entered into a definitive agreement providing for the acquisition of Reliable by the Company. Each holder of Reliable Class A common stock will be entitled to receive 2.235 shares of Unitrin common stock or, at such holder's election, $119 in cash, provided that no less than 81% of the Reliable Class A common stock will be exchanged for Unitrin common stock. The acquisition agreement provides that all outstanding Reliable Class B common shares will be converted into Reliable Class A shares prior to closing. Reliable will then have approximately 1,682,400 Class A shares outstanding, which will be acquired in the acquisition. The transaction is intended to be a tax-free reorganization. The transaction is subject to approval by the Missouri Insurance Department and Reliable's shareholders and other customary closing conditions. Reliable has set November 25, 1997 as the date for a special meeting of its shareholders of record as of November 4, 1997 to vote on the transaction. On October 31, 1997, the Missouri Insurance Department held a hearing to consider approval of the transaction. Under Missouri law, the Insurance Department is required to issue its order approving or disapproving the transaction within 30 days of the date on which the hearing record (including post-hearing briefs) is complete. The hearing record is expected to be complete on or about November 12, 1997. If approval of the transaction is not obtained from the Insurance Department on or prior to November 30, 1997, then either the Company or Reliable may terminate the acquisition agreement.
The acquisition will be accounted for by the purchase method and, accordingly, the operations of Reliable will be included in the Company's financial statements from the date of acquisition.

NOTE 3 - INVESTMENT IN INVESTEES

Unitrin accounts for its Investments in Investees under the equity method of accounting using the most recent publicly-available financial reports. Summarized financial information for Litton Industries, Inc, ("Litton") and Western Atlas Inc. ("Western Atlas") is presented below.

The amounts included in Unitrin's financial statements for Litton represent amounts reported by Litton for periods ending two months earlier. Accordingly, amounts included in these financial statements represent the amounts reported by Litton for the nine and three month periods ending July 31, 1997 and 1996. Summarized financial information reported by Litton for such periods was:

                                                   Nine Months Ending           Three Months Ending
                                                         July 31,                     July 31
                                                ------------------------     ------------------------
     [Dollars in Millions]                         1997           1996          1997           1996
     ---------------------------------          ---------      ---------     ---------      ----------
     Revenues                                   $   3,127      $   2,776     $   1,071      $    1,032
                                                =========      =========     =========      ==========

     Cost of Sales                              $   2,440      $   2,143     $     825      $      786
                                                =========      =========     =========      ==========

     Income from Continuing Operations          $     122      $     114     $      44      $       42
                                                =========      =========     =========      ==========

     Net Income                                 $     122      $     114     $      44      $       42
                                                =========      =========     =========      ==========

Based on the most recently available public information, Unitrin's voting percentage in Litton common stock at September 30, 1997 is approximately 27.5%.

The amounts included in Unitrin's financial statements for Western Atlas represent amounts reported by Western Atlas for periods ending three months earlier. Accordingly, amounts included in these financial statements represent the amounts reported by Western Atlas for the nine and three month periods ending June 30, 1997 and 1996. Summarized financial information reported by Western Atlas for such periods was:

                                                   Nine Months Ending           Three Months Ending
                                                          June 30,                      June 30,
                                                ------------------------     -------------------------
     [Dollars in Millions]                         1997           1996          1997           1996
     ---------------------------------          ---------      ---------     ---------      ----------
     Revenues                                   $   1,857      $   1,496     $     419      $      362
                                                =========      =========     =========      ==========
     Cost of Sales                              $   1,298      $   1,032     $     287      $      247
                                                =========      =========     =========      ==========
     Income from Continuing Operations          $      85      $      68     $      17      $       18
                                                =========      =========     =========      ==========
     Net Income                                 $    (102)     $      80     $    (170)     $       30
                                                =========      =========     =========      ==========

The Company's equity in the net income of Western Atlas for the nine months ended September 30, 1997 also includes an after-tax charge of $31.0 million related to Unitrin's share of Western Atlas' charge for the write-off of in-process research and development activities at certain recently acquired Western Atlas' subsidiaries and an after-tax charge of $0.8 million for Unitrin's share of expenses related to the spin-off of Western Atlas' industrial automation segment.

On October 31, 1997, Western Atlas completed the distribution of all of the common stock of UNOVA, Inc, ("UNOVA") to Western Atlas' shareholders in the form of a tax-free dividend. Unitrin's voting percentage in UNOVA common stock is approximately 23.5% and accordingly Unitrin will account for its investment in UNOVA using the equity method of accounting. Unitrin's voting percentage in Western Atlas common stock remains at approximately 23.5%.

NOTE 4 -- NOTES PAYABLE

On September 17, 1997, the Company entered into a $340 million unsecured revolving credit agreement with a group of banks which expires in September 2002 and provides for fixed and floating rate advances for periods up to 180 days at various interest rates. The agreement contains various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for the Company's direct insurance subsidiaries. The proceeds from advances under the agreement may be used for general corporate purposes, including repurchases of the Company's common stock.

NOTE 5 - SHAREHOLDERS' EQUITY

During the nine months ended September 30, 1997, the Company repurchased 395,500 shares of its common stock in open market transactions at an aggregate cost of $20.7 million, bringing the total number of common shares repurchased since August 1994 to 15,159,133 at a total cost of $743.1 million. Common Stock, Additional Paid-in Capital and Retained Earnings have been reduced on a pro rata basis for the cost of the repurchased shares.

On May 14, 1997, the Company's shareholders approved the Unitrin, Inc. 1997 Stock Option Plan (the "1997 Option Plan") covering an aggregate of 2,000,000 shares of Unitrin common stock. Under the 1997 Option Plan, options to purchase shares of Unitrin common stock may be granted to key employees (including employee directors) and other key persons providing services to the Company and its subsidiaries or its affiliates ("Participants"). The Stock Option Committee of the Board of Directors, at its discretion, may grant either incentive stock options, non-qualified stock options, or stock appreciation rights. The Stock Option Committee also administers the 1997 Option Plan and has sole discretion to determine the persons to whom options are granted, the number of shares covered by such options and the exercise price, vesting and expiration dates of such options. The 1997 Option Plan also provides that any option holder who delivers previously owned shares of the Company's common stock to pay the exercise price of an option and/or related withholding taxes shall be granted a restorative option for the number of shares so delivered.

On May 14, 1997, the Stock Option Committee of the Board of Directors granted non-qualified stock options under the Company's 1990 Stock Option Plan and 1997 Option Plan covering 400,000 and 31,500 shares, respectively, at an exercise price of $53.75 per common share which equaled the fair market value of such shares on the date of grant. The options are exercisable in four annual installments beginning six months from the date of grant and expire five years from the date of grant. On August 6, 1997, the Stock Option Committee of the Board of Directors revised the vesting schedule of all options then outstanding under the Company's 1990 Stock Option Plan so that such options shall likewise vest in four annual installments beginning six months after their respective dates of grant. As of September 30, 1997, options for 1,913,124 common shares were outstanding and options covering 44,550 common shares were available for future grant under the 1990 Stock Option Plan. As of September 30, 1997, options for 28,500 common shares were outstanding and options covering 1,971,500 common shares were available for future grant under the 1997 Stock Option Plan.

Under the Company's 1995 Non-Employee Director Stock Option Plan (the "Director Plan"), on May 14, 1997, two of the Company's directors were eligible to receive and did receive options to purchase 2,000 shares of the Company's common stock at an exercise price of $53.75 per common share which equaled the fair market value of the shares on the date of grant. As of September 30, 1997, options for 12,000 common shares were outstanding under the Director Plan.

Net Income Per Share was computed using 37,432,565 and 37,865,186 weighted average shares for the nine months ended September 30, 1997 and 1996, respectively. Net Income Per Share was computed using 37,466,921 and 37,338,213 weighted average shares for the three months ended September 30, 1997 and 1996, respectively. Common stock equivalents of approximately 213,000 were excluded from the computation of primary net income per share and common stock equivalents of approximately 339,000 were excluded from the computation of fully diluted net income per share for the nine months ended September 30, 1997 because the effect of dilution of net income per share was less than 3 percent. Common stock equivalents of approximately 270,000 were excluded from the computation of primary net income per share and common stock equivalents of approximately 339,000 were excluded from the computation of fully diluted net income per share for the three months ended September 30, 1997 because the effect of dilution of net income per share was less than 3 percent. Common stock equivalents of approximately 265,000 were excluded from the computation of primary net income per share and common stock equivalents of approximately 298,000 were excluded from the computation of fully diluted net income per share for the nine months ended September 30, 1996 because the effect of dilution of net income per share was less than 3 percent. Common stock equivalents of approximately 264,000 were excluded from the computation of primary net income per share and common stock equivalents of approximately 298,000 were excluded from the computation of fully diluted net income per share for the three months ended September 30, 1996 because the effect of dilution of net income per share was less than 3 percent.

NOTE 6 - REINSURANCE

Effective May 31, 1996 and January 1, 1997, United Insurance Company of America ("United"), one of the Company's Life and Health Insurance subsidiaries, entered into reinsurance agreements to cede certain life insurance policies to third parties. Life insurance reserves related to these blocks of business were approximately $82 million at September 30, 1997. At September 30, 1997 the Company had not been relieved of its primary obligation to these policyholders. In accordance with the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts," the Company therefore continues to include the life insurance reserves related to these blocks of business on its balance sheet along with a corresponding amount classified as Other Receivables.

NOTE 7 - LEGAL PROCEEDINGS

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

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Significant non-cash activity related to the Company's investments in Fixed Maturities and Equity Securities for the nine months ended September 30, 1997 were:

     (Dollars in Millions)
     Increase in Unrealized Appreciation on Securities       $  20.2
     Effect of Income Taxes                                     (7.1)
                                                             --------
     Increase in Net Unrealized Appreciation on Securities   $  13.1
                                                             --------

ITEMS 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         FINANCIAL CONDITION

                        UNITRIN, INC. AND SUBSIDIARIES
                       SUMMARIZED FINANCIAL INFORMATION
                             (Dollars in millions)

                                            Nine Months Ended       Three Months Ended
                                       ------------------------  -----------------------
                                           Sept. 30    Sept. 30    Sept. 30   Sept. 30
                                            1997        1996        1997        1996
                                       ------------- ----------  ---------   -----------
Revenues:
Property and Casualty Insurance:
  Premiums                                $  584.7   $  546.7    $  195.7      $  184.6
  Net Investment Income                       40.9       37.2        13.5          12.3
                                          --------   --------    --------      --------
  Total Property and Casualty Insurance      625.6      583.9       209.2         196.9
                                          --------   --------    --------      --------

Life and Health Insurance:
  Premiums                                   339.5      370.5       111.6         119.5
  Net Investment Income                       89.9       93.1        29.4          30.5
                                          --------   --------    --------      --------
  Total Life and Health Insurance            429.4      463.6       141.0         150.0
                                          --------   --------    --------      --------

Consumer Finance                              95.2       89.2        31.4          30.3
                                          --------   --------    --------      --------
Total Segment Revenues                     1,150.2    1,136.7       381.6         377.2
                                          --------   --------    --------      --------

Net Gains on Sales of Investments              3.2        1.6         0.1           0.4
Other                                          1.8        3.2         0.9           1.2
                                          --------   --------    --------      --------

Total Revenues                            $1,155.2   $1,141.5    $  382.6      $  378.8
                                          ========   ========    ========      ========

Income before Income Taxes and
  Equity in Net Income of Investees:
    Property and Casualty Insurance       $   54.6   $   44.9    $   15.4      $   22.8
    Life and Health Insurance                 34.3       28.9        15.3          11.2
    Consumer Finance                           9.7       20.1         5.5           6.9
                                          --------   --------    --------      --------
    Total Segment Operating Profit            98.6       93.9        36.2          40.9
                                          --------   --------    --------      --------

    Net Gains on Sales of Investments          3.2        1.6         0.1           0.4
    Net Corporate and Other Expenses          (8.6)     (10.5)       (2.8)         (4.2)
                                          --------   --------    --------      --------

Income before Income Taxes and
  Equity in Net Income of Investees       $   93.2   $   85.0    $   33.5      $   37.1
                                          ========   ========    ========      ========

PROPERTY AND CASUALTY INSURANCE

Premiums in the Property and Casualty Insurance segment increased by $11.1 million and $38.0 million, respectively, for the three and nine months ended September 30, 1997, compared to the same periods in 1996, due primarily to the January 1997 acquisition of Union Automobile Indemnity Company ("Union Auto") (see below) and due to higher volume of automobile insurance. Net Investment Income in the Property and Casualty Insurance segment increased $1.2 million and $3.7 million, respectively, for the three and nine months ended September 30, 1997, partially due to the acquisition of Union Auto. Operating Profit in the Property and Casualty Insurance segment decreased by $7.4 million for the three months ended September 30, 1997 due primarily to unfavorable loss experience in commercial automobile insurance. Operating Profit increased by $9.7 million for the nine months ended September 30, 1997 due primarily to lower storm and other weather-related damage and improved loss experience in automobile insurance.

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

LIFE AND HEALTH INSURANCE

Premiums in the Life and Health Insurance segment decreased by $7.9 million and $31.0 million, respectively, for the three and nine months ended September 30, 1997, compared to the same periods in 1996. Accident and Health Insurance premiums decreased by $2.8 million and $10.2 million, respectively, due primarily to lower volume. Life Insurance premiums decreased by $5.1 million and $20.8 million, respectively, due primarily to the ceding of certain life insurance policies to third parties (see below) and lower volume. Net Investment Income in the Life and Health Insurance segment decreased by $1.1 million and $3.2 million, respectively, due primarily to a lower level of investments as a result of ceding certain life insurance policies to third parties. Operating Profit in the Life and Health Insurance segment increased by $4.1 million for the three month period ended September 30, 1997 due primarily to lower
underwriting expenses.   Operating Profit in the Life and Health Insurance
segment increased by $5.4 million for the nine months ended September 30, 1997 due primarily to improved mortality experience, partially offset by higher underwriting expenses as a percentage of premium.

Effective May 31, 1996 and January 1, 1997, United Insurance Company of America ("United"), one of the Company's Life and Health Insurance subsidiaries, entered into reinsurance agreements to cede certain life insurance policies to third parties. Life insurance reserves related to these blocks of business were approximately $82 million at September 30, 1997. At September 30, 1997 the Company had not been relieved of its primary obligation to these policyholders. In accordance with the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts," the Company therefore continues to include the life insurance reserves related to these blocks of business on its balance sheet along with a corresponding amount classified as Other Receivables. As a result of these reinsurance transactions, the Company expects that Premiums and Net Investment Income recorded in the Life and Health Insurance segment for 1997 will decrease by approximately $17 million and $4 million, respectively, compared to the prior year reflecting the full year impact of the transactions.

CONSUMER FINANCE

Revenues in the Consumer Finance segment increased by $1.1 million and $6.0 million, respectively, for the three and nine months ended September 30, 1997, compared to the same periods in 1996, due primarily to a higher level of loans outstanding and a higher level of investments. Operating Profit in the Consumer Finance segment decreased by $1.4 million and $10.4 million, respectively, due primarily to higher provisions for loan losses.

NET CORPORATE EXPENSE

Net Corporate and Other Expenses were $2.8 million and $8.6 million, respectively, for the three and nine months ended September 30, 1997, compared to $4.2 million and $10.5 million, respectively, for the same periods in 1996. Corporate Expense is recorded net of Corporate investment income.

EQUITY IN NET INCOME OF INVESTEES

Equity in Net Income of Investees was income of $15.8 million and $10.5 million, respectively, for the three and nine months ended September 30, 1997, compared to income of $13.7 million and $36.5 million, respectively, for the same periods in 1996. Equity in Net Income of Investees for the nine months ended September 30, 1997 includes an after-tax charge of $31.0 million related to Unitrin's share of Western Atlas' charge for the write-off of in-process research and development activities at certain recently acquired Western Atlas' subsidiaries and an after-tax charge of $0.8 million for Unitrin's share of expenses related to the spin-off of Western Atlas' industrial automation segment.

On October 31, 1997, Western Atlas completed the distribution of all of the common stock of UNOVA, Inc. ("UNOVA") to Western Atlas's shareholders in the form of a tax-free dividend. Unitrin's voting percentage in UNOVA common stock is approximately 23.5%, and accordingly Unitrin will account for its investment in UNOVA using the equity method of accounting. Unitrin's voting percentage in Western Atlas common stock remains at approximately 23.5%.

OTHER ITEMS

During the first nine months of 1997, the Company repurchased 395,500 shares of its common stock in open market transactions at an aggregate cost of $20.7 million. The repurchases were made with general corporate funds. At September 30, 1997, the unused commitment under the Company's amended and restated revolving credit agreement (see Note 4) was $252 million. In addition, for the remainder of 1997, the Company's subsidiaries would be able to pay approximately $53 million in dividends to the Company without prior regulatory approval.

On June 20, 1997, the Company and The Reliable Life Insurance Company ("Reliable") entered into a definitive agreement providing for the acquisition of Reliable by the Company. Each holder of Reliable Class A common stock will be entitled to receive 2.235 shares of Unitrin common stock or, at such holder's election, $119 in cash, provided that no less than 81% of the Reliable Class A common stock will be exchanged for Unitrin common stock. The acquisition agreement provides that all outstanding Reliable Class B common shares will be converted into Reliable Class A shares prior to closing. Reliable will then have approximately 1,682,400 Class A shares outstanding, which will be acquired in the acquisition. The transaction is intended to be a tax-free reorganization. The transaction is subject to approval by the Missouri Insurance Department and Reliable's shareholders and other customary closing conditions. Reliable has set November 25, 1997 as the date for a special meeting of its shareholders of record as of November 4, 1997 to vote on the transaction. On October 31, 1997, the Missouri Insurance Department held a hearing to consider approval of the transaction. Under Missouri law, the Insurance Department is required to issue its order approving or disapproving the transaction within 30 days of the date on which the hearing record (including post-hearing briefs) is complete. The hearing record is expected to be complete on or about November 12, 1997. If approval of the transaction is not obtained from the Insurance Department on or prior to November 30, 1997, then either the Company or Reliable may terminate the acquisition agreement.
The acquisition will be accounted for by the purchase method and, accordingly, the operations of Reliable will be included in the Company's financial statements from the date of acquisition.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information concerning pending legal proceedings is incorporated herein by reference to Note 7 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

       2.1 Agreement and Plan of Reorganization Among Unitrin, Inc., Unitrin Acquisition Corporation and The Reliable Life Insurance Company dated June 20, 1997, as amended. (Incorporated herein by reference to Appendix A to the Company's Amendment No. 3 to Form S-4 filed on November 6, 1997)

       3.1 Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to Unitrin's Registration Statement on Form 10 dated February 15, 1990.)

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

               Jerrold V. Jerome (Chairman)
               Richard C. Vie (President and Chief Executive Officer) David F. Bengston (Vice President)
               James W. Burkett (Vice President)
               Thomas H. Maloney (Vice President & General Counsel)
               Eric J. Draut (Vice President, Treasurer & Chief Financial
                 Officer)
               Scott Renwick (Secretary)

             (Note: Each of the foregoing agreements is identical except that the severance compensation multiple is 2.99 for Messrs. Jerome and Vie and 2.0 for the other executive officers. The term of these agreements has been extended by action of Unitrin's board of directors through December 31, 1998.)

       10.6 Severance Compensation Plan After Change of Control (Incorporated herein by reference to Exhibit 10.6 to the Company's 1994 Annual Report on Form 10-K; the term of this plan has been extended by Unitrin's board of directors through December 31, 1998.)

       10.7 Amended and Restated Credit Agreement dated September 17, 1997 among Unitrin, Inc., the Lenders party thereto, and Nationsbank of Texas, N.A. as Administrative Agent.

       10.8 Tax Allocation Agreement by and among the Company and its Subsidiaries and Teledyne, Inc. (Incorporated herein by reference to Amendment No. 1, dated April 5, 1990, on Form 8 to the Company's Registration Statement on Form 10.)

       10.9  Description of Bonus Plan for Senior Executives

         27  Financial Data Schedule

(b)  Reports on Form 8-K.

       No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.



                     [This Space Left Blank Intentionally]

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Unitrin, Inc.


Date:  November 13, 1997                /s/ Richard C. Vie
                                        ----------------------------------------
                                        Richard C. Vie
                                        President and Chief Executive Officer


Date: November 13, 1997                 /s/ Eric J. Draut
                                        ----------------------------------------
                                        Eric J. Draut
                                        Vice President, Treasurer and Chief
                                        Financial Officer
                                        (Principal Accounting Officer)