Form 10-K
period 1997-12-31
UNITRIN INC
filed 1998-03-06
CIK 860748

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1997.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from N/A to N/A.

                        Commission file number 0-18298

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

                         Common Stock, $0.10 par value
         Preferred Share Purchase Rights Pursuant to Rights Agreement
                              (Titles of classes)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [X]                                 No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     Based on the closing market price of Registrant's common stock on January 30, 1998, the aggregate market value of such stock held by non-affiliates of Registrant is approximately $1.7 billion. Solely for purposes of this calculation, all executive officers and directors of Registrant are considered affiliates.

     Registrant had 37,576,586 shares of common stock outstanding as of January 31, 1998.

                      Documents Incorporated by Reference

                                                         Part of the Form 10-K
          Document                                       into which incorporated

Portions of 1997 Annual Report to Shareholders             Parts I, II and IV
Portions of Proxy Statement for 1998 Annual Meeting             Part III

================================================================================

                                    PART I

ITEM 1.  Business

     Unitrin, Inc. ("Unitrin" or the "Company") was incorporated in Delaware in 1990. Unitrin's subsidiaries serve the basic financial needs of individuals, families and small businesses by providing property and casualty insurance, life and health insurance, and consumer finance services.

     (a) General development of business

     During 1997, Unitrin repurchased 395,500 shares of its common stock in open market transactions at an aggregate cost of approximately $20.7 million.
Unitrin has repurchased approximately 18.8 million shares of its common stock at an aggregate cost of approximately $870 million since 1990. At December 31, 1997, approximately 2.8 million shares of Unitrin common stock remained under the Company's outstanding repurchase authorizations.

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

     Effective January 1, 1997, Unitrin's principal life and health insurance subsidiary, United Insurance Company of America ("United"), sold all its life and health insurance business in the states of Missouri and Arkansas to The Reliable Life Insurance Company ("Reliable") by means of a 100% coinsurance agreement. Reliable paid a ceding commission of approximately $14 million to United and reinsured liabilities of approximately $28 million. Reliable offered employment to approximately 150 persons who had been all the employees of United in Missouri and Arkansas. The transaction also contemplated an eventual assumption reinsurance of the affected policies, which has not yet occurred. Accordingly, under applicable accounting requirements, the Company continues to include the life insurance reserves for these policies on its balance sheet along with a corresponding amount classified as "Other Receivables." As a result of this transaction, premiums in Unitrin's Life and Health Insurance segment decreased by approximately $10 million in 1997.

     Subsequent to the successful consummation of United's coinsurance transaction with and transfer of employees to Reliable, the Company first considered acquiring Reliable. At that time, the Company concluded that there might be significant economies of scale from combining United's business in Texas with Reliable's larger life operations there. Based in St. Louis, Reliable operates primarily in Missouri, Arkansas and Texas and has approximately 1,400 employees. On June 20, 1997, Unitrin and Reliable entered into a definitive agreement, subject to certain approvals and other customary closing conditions, providing for the acquisition of Reliable by Unitrin.

     On October 31, 1997, the Missouri Department of Insurance (the "Missouri Department") held a hearing to consider approval of the transaction. On December 12, 1997, the Missouri Department issued an order disapproving the proposed acquisition. The Missouri Department found that the effect of the acquisition would be substantially to lessen competition in insurance in the State of Missouri. On December 23, 1997, Unitrin filed suit in the Circuit Court of Cole County, Missouri seeking a reversal of the Missouri Department's order.

     If the acquisition is consummated as proposed, Unitrin would issue approximately 3,760,000 shares of its common stock for all of Reliable's outstanding common stock. If consummated, the acquisition would be accounted for by the purchase method and, accordingly, the operations of Reliable would be included in Unitrin's financial statements from the date of acquisition. The acquisition would increase annual premiums in Unitrin's Life and Health Insurance segment by approximately $90 million.

     (b) Business segment financial data

     Financial information about the Company's business segments for the years ended December 31, 1997, 1996, and 1995 is contained in the following portions of Unitrin's 1997 Annual Report and is incorporated herein by reference: (i)
Note 17 to the Company's Consolidated Financial Statements, which financial statements are further described in Item 14(a)1 hereto and filed as Exhibit 13.1 hereto and incorporated by reference into Item 8 hereof (the "Financial Statements"), and (ii) "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is filed as Exhibit 13.2 hereto and incorporated by reference into Item 7 hereof (the "MD&A").

     (c) Description of business

     Through its subsidiaries, Unitrin conducts its operations in three segments: Property and Casualty Insurance, Life and Health Insurance, and Consumer Finance. Unitrin and its subsidiaries have approximately 6,900 full-time employees of which approximately 4,600 are employed in the Life and Health Insurance segment, 1,600 in the Property and Casualty Insurance segment, and 600 in the Consumer Finance segment.

     Property and Casualty Insurance

     Trinity Universal Insurance Company ("Trinity"), together with its subsidiaries and affiliates (collectively, the "Property and Casualty Group"), comprise a network of regional insurers operating in the southern, midwestern and western United States. The Property and Casualty Group provides insurance coverage to over 730,000 policyholders in 32 states. The five states which provided the largest amount of 1997 premium are Texas (31%), California (15%), Wisconsin (8%), Illinois (7%), and Louisiana (6%).

     Property insurance indemnifies an insured with an interest in physical property for loss of such property or the loss of its income-producing abilities. Casualty insurance primarily covers liability for damage to property of, or injury to, a person or entity other than the insured.

     Products and Distribution

     The Property and Casualty Group provides automobile, homeowners, commercial multi-peril, motorcycle, boat and watercraft, fire, casualty, workers compensation, and other types of property and casualty insurance to individuals and businesses. Automobile insurance accounted for 40%, 37%, and 33% of Unitrin's consolidated insurance premiums for the years ended December 31, 1997, 1996, and 1995, respectively.

     Preferred and standard risk insurance products are marketed exclusively by over 2,000 independent agents. These personal and commercial products are designed and priced for those individuals and businesses that have demonstrated favorable risk characteristics and loss history. Typical customers include "main street" businesses and middle income families. Products are marketed primarily in suburban and rural communities. Trinity and certain of Unitrin's subsidiaries (Union, Milwaukee Guardian Insurance, Inc., Milwaukee Safeguard Insurance Company, Security National Insurance Company, and Trinity Universal Insurance Company of Kansas, Inc.) and affiliates (Milwaukee Mutual Insurance Company and Trinity Lloyd's Insurance Company) principally provide the Property and Casualty Group's preferred and standard products in 32 states including Texas, Wisconsin, Illinois, Louisiana, Minnesota, and other southern, mid-western, and northwestern states. These products accounted for approximately 73% of the Property and Casualty Group's 1997 premium revenue.

     Specialty products are principally provided by two Trinity subsidiaries, Financial Indemnity Company and Alpha Property & Casualty Insurance Company, and include nonstandard personal and commercial automobile, motorcycle, and specialty watercraft insurance. Nonstandard automobile insurance is provided for individuals and companies that have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records. Nonstandard automobile insurance products are marketed through over 4,600 independent agents in California and 22 other states.

     Storm Losses/Seasonality

     Geographic location can have an impact on a property insurer's exposure to losses from hazards such as hurricanes, tornadoes, windstorms, and hail. Moreover, these storms add an element of seasonality to property insurance claims, since windstorms and tornadoes tend to occur in the spring of the year, while hurricanes generally occur in the summer and fall. Historically, the Property and Casualty Group wrote a sizable portion of its business in Texas, the plains states, and certain coastal areas that are storm-prone. In recent years, the Property and Casualty Group has endeavored to reduce its vulnerability to storm losses through a combination of geographic expansion outside of these areas and reduced concentration of business in storm-prone areas.

     Pricing

     Pricing levels for property and casualty insurance are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business conditions, inflation, expense levels, and judicial decisions. In addition, many state regulators require consideration of investment income when approving or setting rates, which reduces underwriting margins.

     Reinsurance

     In accordance with the practice of the insurance industry, the Company cedes insurance to other insurers. These reinsurance arrangements limit the Company's exposure arising from large risks or from hazards of a catastrophic nature. Although such reinsurance does not discharge the Company from its obligations on risks insured, so long as reinsurers meet their obligations, the Company's net liability is limited to the amount of risk it retains. See Note 18 to the Financial Statements.

     Competition

     Based on the most recent data published by A.M. Best Company ("A.M. Best") as of the end of 1996, there were approximately 1,140 property and casualty insurance organizations in the United States, made up of more than 2,400 companies. The Unitrin Property and Casualty Group ranked among the 100 largest property and casualty insurance company organizations in the United States, measured by admitted assets (67th), net premiums written (62nd), and policyholders' surplus (50th).

     In 1996, the industry's estimated net premiums written were $268 billion, more than 73% of which were accounted for by 50 groups of companies. Unitrin's property and casualty insurance companies together wrote less than 1% of the industry's estimated 1996 premium volume.

     Profitability of the property and casualty insurance industry is cyclical, particularly with respect to commercial lines. Periods of severe price competition and excess capacity to write new business tend to be followed by periods of premium increases and diminished capacity to provide coverage.

     Unitrin's insurance subsidiaries generally compete using appropriate pricing, selling to selected markets, controlling expenses, maintaining ratings from A.M. Best, and providing competitive services to agents and policyholders.

     Life and Health Insurance

     Unitrin conducts its life and health insurance business through United and United's subsidiaries, Union National Life Insurance Company and The Pyramid Life Insurance Company (collectively, the "Life and Health Group"). The leading product of the Life and Health Group is ordinary life insurance, including permanent and term insurance. This product accounted for 26%, 28%, and 32% of Unitrin's consolidated insurance premiums for the years ended December 31, 1997, 1996, and 1995, respectively. Permanent policies are offered primarily on a non-participating, guaranteed-cost basis.

     United, together with Union National Life Insurance Company, is one of the largest providers of insurance through the home service method of distribution in the United States. Under the home service method of distribution, agents who are full-time employees of the insurer call on customers in their homes to sell insurance products (primarily ordinary life insurance), provide services related to policies in force, and collect premiums, typically monthly. These customers generally are middle and lower income families.

     Approximately 2,700 Life and Health Group employee-agents offer a variety of individual life, accident, and health insurance in 26 states. The Life and Health Group's home service operations generated over 80% of the Group's premiums in 1997.

     The Life and Health Group also distributes property and casualty insurance products to its home service customers through United Casualty Insurance Company of America and Union National Fire Insurance Company.

     United also specializes in employer-paid and voluntary group and individual life insurance products. It provides such products primarily through brokers and independent agents, as well as directly, on behalf of employers and employees.

     The Pyramid Life Insurance Company focuses primarily on selling insurance to the senior market. Its products include medicare supplement, long-term care, home health care, and supplemental health insurance. Products are marketed in 34 states through over 2,000 independent agents and agencies. Medicare supplement insurance is also marketed through hospital networks.

     Pricing

     Premiums for life and health insurance products are based on assumptions with respect to mortality, morbidity, investment yields, expenses, and lapses and are also affected by state laws and regulations, as well as competition. Pricing assumptions are based on the experience of the Life and Health Group, as well as the industry in general, depending upon the factor being considered.
The actual profit or loss produced by a product will vary from the anticipated profit if the actual experience differs from the assumptions used in pricing the product.

     Premiums for policies sold through the Life and Health Group's home service operations are set at levels designed to cover the relatively higher cost of home service distribution. As a result of such higher expenses, incurred claims as a percentage of premium income tend to be lower for companies utilizing the home service method of distribution than the insurance industry average.

     Premiums for medicare supplement and other accident and health policies must take into account the rising costs of medical care. The annual rate of medical cost inflation has historically been higher than the general rate of inflation, necessitating frequent rate increases, most of which are subject to approval by state regulatory agencies.

     Reinsurance

     As is customary among life and health insurance companies, the Life and Health Group cedes insurance above certain Company-determined retention limits to other insurance companies to limit losses on risks. Under these reinsurance arrangements, should the reinsurer be unable to meet the obligations it assumes, the ceding insurance company remains contingently liable with respect to the
ceded insurance.   For descriptions of these and certain other reinsurance
arrangements of the Company's Life and Health Group, see Items 1(a) and 7 of this Form 10-K and Note 18 to the Financial Statements.

     Lapse Ratio

     The lapse ratio is a measure reflecting a life insurer's loss of existing business. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life and Health Group's lapse ratios for individual life insurance were 15%, 19%, and 18% for the years 1997, 1996, and 1995, respectively.

     The lapse ratios of companies utilizing the home service method of distribution tend to be higher than the lapse ratios of most other life insurance companies. Thus, to maintain or increase the level of its home service business, the Life and Health Group's home service operations must continue to write a high volume of new policies.

     Competition

     Based on the most recent data published by A.M. Best as of the end of 1996, there were approximately 610 life and health insurance company groups in the United States, made up of about 1,150 companies. Unitrin's Life and Health Group ranked among the 100 largest life and health insurance company groups, as measured by admitted assets (99th) and capital and surplus (43rd).

     Unitrin's insurance subsidiaries generally compete using appropriate pricing, selling to selected markets, controlling expenses, maintaining ratings from A.M. Best, and providing competitive services to agents and policyholders.

     Consumer Finance

     Unitrin is engaged in the consumer finance business through its subsidiary, Fireside Thrift Co. ("Fireside Thrift"), which has 37 branches in California and one loan production office in Arizona.

     Fireside Thrift is organized under California law as an industrial loan company and is a member of the Federal Deposit Insurance Corporation (the "FDIC"). Industrial loan companies are sometimes also referred to as thrift and loan companies and are distinct from both savings and loan associations and banks. See also "Regulation" below.

     Fireside Thrift's principal business is the financing of used automobiles through the purchase of conditional sales contracts from automobile dealers. Fireside Thrift also makes personal loans, mostly secured by automobiles. The borrowers under these contracts and loans typically have marginal credit histories. However, Fireside Thrift individually underwrites each loan application and historically has declined to extend credit to more than three quarters of its loan applicants. See "Management's Discussion and Analysis of Results of Operations-Consumer Finance" in Item 7 below for a discussion about Fireside Thrift's loan loss reserves.

     Fireside Thrift competes for loans primarily on the basis of timely service to its customers and by offering flexible loan terms. Principal competitors include banks, finance companies, "captive" credit subsidiaries of automobile manufacturers, and other industrial loan companies.

     Fireside Thrift's financing activities are funded primarily by thrift investment certificates (i.e., interest-bearing instruments that may be redeemed by the owner or repurchased by Fireside Thrift under certain circumstances) ranging from thirty-one days to five years in maturity and money market accounts. It competes for funds primarily with banks, savings and loan associations, and other industrial loan companies.

     Investments

     The quality, nature, and amount of the various types of investments which can be made by insurance companies are regulated by state laws. These laws permit investments in qualified assets, including municipal, state and federal government obligations, corporate bonds, real estate, preferred and common stocks, and mortgages where the value of the underlying real estate exceeds the amount of the loan.

     Unitrin's investment strategy is based on current market conditions and other factors that it reviews from time to time. Unitrin's consolidated investment portfolio consists primarily of United States Government obligations and investment-grade fixed maturities and investments in investees. The Company's investment in non-investment grade, fixed maturity investments is insignificant. See the discussions of the Company's investments under the headings "Investees," "Investment Results," and "Liquidity and Capital Resources" in Item 7 of this Form 10-K and in Notes 4 and 5 to the Financial Statements.

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

     Unitrin's insurance subsidiaries are subject to regulation in the states in which they do business. Such regulation pertains to matters such as approving policy forms and various premium rates, licensing agents, granting and revoking licenses to transact business and regulating trade practices. The majority of Unitrin's insurance operations are in states requiring prior approval by regulators before proposed rates for property, casualty, or health insurance policies may be implemented. However, rates proposed for life insurance generally become effective immediately upon filing with a state, even though the same state may require prior rate approval for other forms of insurance. Insurance regulatory authorities perform periodic examinations of an insurer's market conduct and other affairs.

     State insurance regulators also prescribe the form and content of financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements include risk-based capital ("RBC") rules promulgated by the National Association of Insurance Commissioners (the "NAIC"). Compliance with the RBC rules is determined by the ratio of regulatory total adjusted capital, as defined by the NAIC, to the authorized control level RBC, as defined by the NAIC. At December 31, 1997, the total adjusted capital of every one of Unitrin's insurance subsidiaries significantly exceeded the minimum RBC requirements.

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

     Fireside Thrift is regulated by the California Department of Financial Institutions and is subject to the provisions of the California Industrial Loan Law, which imposes minimum capitalization requirements, limits dividends, regulates loan terms, collection practices and remedies, and mandates disclosure of certain contract terms. In addition, since Fireside Thrift is a member of the FDIC, it is subject to regulations imposed by the FDIC on member institutions, including federal consumer credit regulations. Fireside Thrift is also governed by Federal Reserve Board regulations applicable to non-member state banks.

ITEM 2.  Properties

     Owned Properties

     Unitrin's subsidiary, United, owns the 41-story office building at One East Wacker Drive, Chicago, Illinois, that houses the executive offices of Unitrin and United. Unitrin and United occupy approximately 160,000 square feet of the 527,000 rentable square feet in the building. Unitrin's subsidiary, Milwaukee Insurance Group, Inc., owns a two-story office building in downtown Milwaukee, Wisconsin, consisting of approximately 132,000 square feet, which houses the Property and Casualty Group's northern regional office. In addition, the Life and Health Group occupies approximately 211,000 square feet in 29 Company-owned buildings located in 14 states.

     Leased Facilities

     The Life and Health Group leases facilities at 171 locations in 26 states and the District of Columbia with aggregate square footage of approximately 382,000. The latest expiration date of the existing leases is October 2002.

     The Property and Casualty Group leases facilities at 19 locations in 11 states with an aggregate square footage of approximately 313,000. The latest expiration date of the existing leases is July 2007.

     Fireside Thrift occupies 41 leased facilities (including consumer finance branches and home office buildings) with an aggregate square footage of approximately 129,000. The latest expiration date of the existing leases is February 2003.

     The properties described above are in good condition and suitable for all presently anticipated requirements of the Company.

ITEM 3.  Legal Proceedings

     Unitrin and its subsidiaries are parties to various legal actions incidental to their businesses. Some of these actions seek substantial punitive damages that bear no apparent relationship to the actual damages alleged. Although no assurances can be given and no determination can be made as of the date hereof as to the outcome of any particular legal action, the Company and its subsidiaries believe that there are meritorious defenses to these legal actions and are defending them vigorously. Unitrin believes that resolution of these actions will not have a material adverse effect on Unitrin's financial position.

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

     Trinity appealed the judgment to the Thirteenth Court of Appeals in Corpus Christi, Texas. On February 27, 1997, the court of appeals issued its decision affirming in part and reversing and remanding in part the judgment of the trial court. The effect of the Court of Appeals decision was to reduce the judgment to $12.8 million plus interest, and to remand the case back to the trial court for a new trial on the plaintiffs' claim of unconscionability. Trinity then filed an application for writ of error in the Supreme Court of Texas and, on January 29, 1998, that court agreed to review the decision of the Court of Appeals. The Company continues to believe that Trinity has a number of meritorious defenses. The Company believes that resolution of this action will not have a material adverse effect on the Company's financial position.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     During the quarter ended December 31, 1997, no matters were submitted to a vote of shareholders.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Unitrin's common stock is traded on the National Market Tier of the Nasdaq Stock Market. The high and low prices for Unitrin's common stock during each quarterly period in 1997 and 1996 are incorporated herein by reference to Note 20 to the Financial Statements, captioned "Quarterly Financial Information (Unaudited)."

     Information as to the amount and frequency of cash dividends declared by Unitrin on its common stock during 1997 and 1996 is incorporated herein by reference to the following portions of the Financial Statements:

     (a) Consolidated Statements of Shareholders' Equity, and

     (b) Dividends Paid to Common Shareholders (Per Share) included in Note 20 under the caption "Quarterly Financial Information (Unaudited)."

     Information as to restrictions on the ability of Unitrin's subsidiaries to transfer funds to Unitrin in the form of cash dividends, loans, or advances is incorporated herein by reference to the following items:

     (a) Note 9 to the Financial Statements, captioned "Shareholders' Equity," and

     (b) The "Liquidity and Capital Resources" section of the MD&A.

     As of December 31, 1997, the approximate number of record holders of Unitrin's common stock was 9,300.


ITEM 6.  Selected Financial Data

     Selected consolidated financial data for the five years ended December 31, 1997 is incorporated herein by reference to the data captioned "Financial Highlights" on page 1 of Unitrin's 1997 Annual Report, which data are filed as
Exhibit 13.3 hereto.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The MD&A is incorporated herein by reference to Exhibit 13.2.

     On January 22, 1998, Navistar International Corporation announced its intent to redeem its $6.00 Cumulative Convertible Preferred Stock, Series G, at a price of $50 per share. Unitrin owns 949,600 shares and expects to recognize an after-tax gain of approximately $27.7 million upon their redemption, which is anticipated in the first quarter of 1998. The Company expects to use the net proceeds from the redemption, approximately $40.2 million, for general corporate purposes.

     On February 23, 1998, Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") announced the completion of its acquisition of ITT Corporation ("ITT"). The Company owned 243,100 shares of ITT common stock which were acquired by Starwood in the acquisition and, accordingly, will recognize an after-tax gain of approximately $11.7 million in the first quarter of 1998.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     (a) Quantitative Information About Market Risk

     The Company 's balance sheet reflects three types of financial instruments subject to the market risk disclosures required by Item 7A of Form 10-K: investments in fixed maturities, consumer finance receivables, and investment certificates. None of the three is entered into for trading purposes. These financial instruments are subject to interest rate risk.

     The fair value analysis set forth in the following table illustrates the sensitivity of these financial instruments to adverse changes in interest rates. Interest rates were assumed to increase by 100 basis points for investments in fixed maturities and consumer finance receivables and decrease by 100 basis points for investment certificates.


 In Millions at December 31, 1997                                             Increase
                                             Fair Value      Pro Forma       (Decrease)      Percent
                                             ----------      ---------       ----------      -------
Assets
Investments in Fixed Maturities              $2,315.4        $2,262.3         $(53.1)         (2.3)%
Consumer Finance Receivables                    542.1           535.2           (6.9)         (1.3)

Liabilities
Investment Certificates                      $  565.0        $  568.7         $  3.7           0.7%

     The pro forma fair values of fixed maturities and consumer finance receivables have been estimated by discounting the future contractual cash flows using the current rates in effect at December 31, 1997, plus 100 basis points, at which similar investments and loans, respectively, would be made in and to issuers and borrowers, respectively, with similar credit ratings and the same remaining maturities. Similarly, the pro forma fair values of investment certificates have been estimated using the rates currently offered for deposits of similar remaining maturities, less 100 basis points.

     To the extent that an adverse 100 basis point change occurs in increments over a period of time, such as one year instead of a one-time shock at the beginning of a year, the adverse impact on fair values would be partially mitigated because portions of the underlying financial instruments would have matured. Proceeds from maturing assets can be reinvested and any new liabilities would be incurred at then current interest rates.

     (b)  Qualitative Information About Market Risk

     The Company's primary market risk exposures are interest rate risks related to fixed maturities, consumer finance receivables, and investment certificates listed in the preceding table. The Company manages the interest rate exposures with respect to fixed maturity investments primarily by investing in investment-grade securities of relatively short duration.

     The interest rate risks with respect to the fair value of consumer finance receivables should be partially offset by the impact of interest rate movements on investment certificates which Fireside Thrift issues to fund the receivables.

     The Company's investments in equity securities and in investees ($245.7 million and $705.8 million at December 31, 1997, respectively) also provide diversification away from interest rate risks. The Company believes that the liquidity from its operations and investments in fixed maturities permit the Company to hold its investments in equity securities and investees for the foreseeable future.

ITEM 8.  Financial Statements and Supplementary Data

     The Financial Statements (including their related notes and the report of KPMG Peat Marwick LLP) are incorporated herein by reference to Exhibit 13.1 hereto.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change in, or disagreement with, the Company's accountants during or relating to the year ended December 31, 1997.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     Information regarding directors and executive officers, including, to the extent applicable, information required by Item 405 of Regulation S-K, is incorporated herein by reference to the sections captioned "Election of Directors" and "Executive Officers" in the Proxy Statement for the 1998 Annual Meeting of Shareholders of Unitrin. Unitrin plans to file such proxy statement within 120 days after December 31, 1997, the end of Unitrin's fiscal year.

ITEM 11.  Executive Compensation

     Information regarding compensation of executive officers is incorporated herein by reference to the section captioned "Compensation of Executive Officers" in the Proxy Statement for the 1998 Annual Meeting of Shareholders of Unitrin. Neither the joint report by the Compensation and Stock Option Committees of Unitrin's Board of Directors nor the Unitrin stock performance graph to be included in such proxy statement shall be deemed to be incorporated herein by this reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     This information is incorporated herein by reference to the section captioned "Ownership of Common Stock" in the Proxy Statement for the 1998 Annual Meeting of Shareholders of Unitrin.

ITEM 13.  Certain Relationships and Related Transactions

     This information is incorporated herein by reference to the section captioned "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement for the 1998 Annual Meeting of Shareholders of Unitrin.


                                    PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a)  Documents filed as part of this Report:

1.   Financial Statements.  The following financial statements, in response to
     Item 8 of the Form 10-K, have been filed as Exhibit 13.1 and are incorporated by reference into Item 8 hereof:

     The consolidated balance sheets of Unitrin and subsidiaries as of December 31, 1997 and 1996, and the consolidated statements of income, cash flows and shareholders' equity for the years ended December 31, 1997, 1996 and 1995, together with the notes thereto and the report of KPMG Peat Marwick LLP thereon, dated January 7, 1998.

2. Financial Statement Schedules. The following four financial statement schedules are included on the following pages hereof. Schedules not listed here have been omitted because they are not applicable or not material or the required information is included in the Financial Statements.

          Schedule I:   Investments - Other Than Investments in Related Parties
          Schedule II:  Parent Company Financial Statements
          Schedule III: Supplementary Insurance Information
          Schedule IV:  Reinsurance Schedule

                                                                      SCHEDULE 1

                         UNITRIN, INC. AND SUBSIDIARES
             INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1997
                             (Dollars in Millions)



                                                                                           Amount
                                                       Amortized           Fair          Carried in
                                                         Cost             Value         Balance Sheet
                                                     -------------    -------------     -------------
Fixed Maturities:
   Bonds and Notes:
     United States Government and
       Government Agencies and Authorities           $     2,000.1    $     2,032.3     $     2,032.3
     States, Municipalities
       and Political Subdivisions                            103.8            106.6             106.6
   Corporate Securities:
     Other Bonds and Notes                                   121.0            125.0             125.0
     Redemptive Preferred Stocks                              49.5             51.5              51.5
                                                     -------------    -------------     -------------
       Total Investments in Fixed Maturities               2,274.4          2,315.4           2,315.4
                                                     -------------    -------------     -------------
Equity Securities:
   Common Stocks                                              19.7             77.1              77.1
   Non-redemptive Preferred Stocks                           111.3            168.6             168.6
                                                     -------------    -------------     -------------
       Total Investments in Equity Securities                131.0            245.7             245.7
                                                     -------------    -------------     -------------
Investees (A)
   Litton Industries, Inc.                                   291.0            727.8             291.0
   Western Atlas Inc.                                        188.8            936.7             188.8
   UNOVA, Inc.                                               143.3            208.1             143.3
   Curtiss-Wright Corporation                                 82.7            159.1              82.7
                                                     -------------    -------------     -------------
       Total Investees                                       705.8          2,031.7             705.8
                                                     -------------    -------------     -------------

Loans, Real Estate and Short-term Investments                181.6            XXX.X             181.6
                                                     -------------                      -------------

       Total Investments                             $     3,292.8                      $     3,448.5
                                                     =============                      =============


(A) - Amortized Cost = Cost Plus Cumulative Undistributed Earnings.

                                 UNITRIN, INC.                     SCHEDULE II
                         PARENT COMPANY BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
                             (Dollars in Millions)

                                                                December 31,
                                                           --------------------
                                                              1997      1996
                                                           ---------- ---------
ASSETS
------
Investment in Subsidiaries and Investees                   $ 1,641.0  $ 1,663.9
Equity Securities at Fair Value
 (Cost: 1997 and 1996 - $50.0)                                  56.7       53.6
Short Term Investments                                          10.8          -
Other Assets                                                     2.0        7.1
                                                           ---------  ---------

Total Assets                                               $ 1,710.5  $ 1,724.6
                                                           =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Notes Payable                                              $    75.0  $    53.0
Accrued Expenses and Other Liabilities                         102.5      191.3
                                                           ---------  ---------
Total Liabilities                                              177.5      244.3
                                                           ---------  ---------

Shareholders' Equity:
 Common Stock                                                    3.8        3.7
 Additional Paid-in Capital                                    217.8      133.0
 Retained Earnings                                           1,209.7    1,265.8
 Net Unrealized Appreciation on Equity Securities                4.4        2.4
 Net Unrealized Appreciation in Subsidiaries' Securities        97.3       75.4
                                                           ---------  ---------

Total Shareholders' Equity                                   1,533.0    1,480.3
                                                           ---------  ---------

Total Liabilities and Shareholders' Equity                 $ 1,710.5  $ 1,724.6
                                                           =========  =========

                                                                     SCHEDULE II

                                 UNITRIN, INC.
                      PARENT COMPANY STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (Dollars in Millions)

                                                            Years Ended December 31,
                                                         -----------------------------
                                                          1997       1996        1995
                                                         ------     ------      ------
Net Investment Income                                    $  5.5     $  7.1      $  1.9

Interest Expense                                           10.0        9.8        10.5
Other Operating (Income) Expenses                          (2.7)       1.6         6.0
                                                         ------     ------      ------
Total Operating Expenses                                    7.3       11.4        16.5
                                                         ------     ------      ------

Income (Loss) Before Income Taxes and Equity
  in Net Income of Subsidiaries and Investees              (1.8)      (4.3)      (14.6)

Income Tax (Benefit) Expense                               (2.0)      (3.2)       (5.4)
                                                         ------     ------      ------

Income (Loss) Before Equity in
  Net Income of Subsidiaries and Investees                  0.2       (1.1)       (9.2)

Equity in Net Income of Subsidiaries and Investees        117.7      133.6       159.8
                                                         ------     ------      ------
Net Income                                               $117.9      132.5       150.6
                                                         ======     ======      ======

                                                                     SCHEDULE II
                                 UNITRIN, INC.
                    PARENT COMPANY STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (Dollars in Millions)


                                                           Years Ended December 31,
                                                          ----------------------------
                                                            1997      1996      1995
                                                          -------   -------   --------
Operating Activities:
  Net Income                                              $ 117.9   $ 132.5   $  150.6
  Adjustment Required to Reconcile Net Income
    to Net Cash Provided by Operations:
      Equity in Net Income of Subsidiaries and Investees   (117.7)   (133.6)    (159.8)
      Cash Dividends from Subsidiaries                      181.1     149.8      441.1
      Cash Dividends from Investee                            2.2       1.4          -
      Other, Net                                            (95.8)    128.4       52.4
                                                          -------   -------    -------
Net Cash Provided by Operating Activities                    87.7     278.5      484.3
                                                          -------   -------    -------

Investing Activities:
  Purchase of Securities from Subsidiaries:
    Curtiss-Wright Common Stock                                 -     (95.4)         -
    Navistar Series G Preferred Stock                           -         -      (50.0)
    Litton Industries, Inc. Common Stock                        -         -      (77.0)
  Change in Short-term Investments                          (10.8)        -       41.0
  Purchases of Property                                         -      (3.7)         -
                                                          -------   -------    -------

Net Cash Used by Investing Activities                       (10.8)    (99.1)     (86.0)
                                                          -------   -------    -------

Financing Activities:
  Notes Payable Proceeds                                    515.0     170.0      401.0
  Notes Payable Payments                                   (493.0)   (210.0)    (308.0)
  Cash Dividends Paid                                       (89.9)    (83.0)     (80.7)
  Common Stock Repurchases                                  (20.7)    (61.1)    (416.0)
  Issuance of Unitrin Common Stock                           11.7       4.7        4.6
                                                          -------   -------    -------

Net Cash Used by Financing Activities                       (76.9)   (179.4)    (399.1)
                                                          -------   -------    -------

Increase (Decrease) in Cash                                     -         -       (0.8)
Cash, Beginning of Year                                         -         -        0.8
                                                          -------   -------    -------

Cash, End of Year                                         $     -   $     -    $     -
                                                          =======   =======    =======

                                                                    SCHEDULE III

                        UNITRIN, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
                             (Dollars in Millions)

                                                                        Insurance      Amortization
                                                                          Claims       Of Deferred
                                                            Net            and            Policy
                                              Premiums   Investment   Policyholders'   Acquisition
                                   Premiums   Written      Income        Benefits         Costs
                                   --------   --------   ----------   --------------   -----------
Year Ended December 31, 1997:
  Life and Health                  $  446.7   $    N/A   $    119.8   $        255.3   $      52.6
  Property and Casualty               775.3      784.7         56.4            524.8         114.8
  Other                                   -        N/A          3.3                -             -
                                   --------   --------   ----------   --------------   -----------

    Total                          $1,222.0   $    N/A   $    179.5   $        780.1   $     167.4
                                   ========   ========   ==========   ==============   ===========

Year Ended December 31, 1996:
  Life and Health                  $  489.1   $    N/A   $    123.0   $        289.7   $      59.8
  Property and Casualty               731.2      741.3         50.0            510.0         110.3
  Other                                   -        N/A          6.0                -             -
                                   --------   --------   ----------   --------------   -----------

    Total                          $1,220.3   $    N/A   $    179.0   $        799.7   $     170.1
                                   ========   ========   ==========   ==============   ===========

Year Ended December 31, 1995:
  Life and Health                  $  511.8   $    N/A   $    137.9   $        302.3   $      64.5
  Property and Casualty               587.3      575.0         44.2            415.2          93.0
  Other                                   -        N/A          4.5                -             -
                                   --------   --------   ----------   --------------   -----------

    Total                          $1,099.1   $    N/A   $    186.6   $        717.5   $     157.5
                                   ========   ========   ==========   ==============   ===========

                                                Deferred
                                     Other       Policy
                                   Insurance   Acquisition   Insurance   Unearned
                                   Expenses       Costs      Reserves    Premiums
                                   ---------   -----------   ---------   --------
Year Ended December 31, 1997:
  Life and Health                  $   208.4   $     195.3   $ 1,567.5   $    5.6
  Property and Casualty                108.4          41.8       468.5      273.9
  Other                                 (3.8)            -           -          -
                                   ---------   -----------   ---------   --------

    Total                          $   313.0   $     237.1   $ 2,036.0   $  279.5
                                   =========   ===========   =========   ========

Year Ended December 31, 1996:
  Life and Health                  $   222.3   $     225.9   $ 1,599.0   $    6.7
  Property and Casualty                 97.7          39.4       454.8      253.8
  Other                                 (3.9)            -           -          -
                                   ---------   -----------   ---------   --------

    Total                          $   316.1   $     265.3   $ 2,053.8   $  260.5
                                   =========   ===========   =========   ========

Year Ended December 31, 1995:
  Life and Health                  $   230.1
  Property and Casualty                 73.1
  Other                                 (2.3)
                                   ---------
    Total                          $   300.9
                                   =========

                                                                     SCHEDULE IV

                                 UNITRIN, INC.
                             REINSURANCE SCHEDULE
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
                             (Dollars in Millions)

                                                                                          Percentage
                                                   Ceded to      Assumed                  of Amount
                                        Gross        Other      from Other       Net      Assumed to
                                       Amount      Companies    Companies      Amount        Net
                                      ---------    ---------    ----------    ---------   ----------
Year Ended December 31, 1997:
-----------------------------
Life Insurance in Force               $17,709.2    $ 1,797.8    $        -    $15,911.4            -

Premiums
  Life Insurance                      $   350.7    $    19.8    $        -    $   330.9            -
  Accident and Health Insurance           119.1          3.3             -        115.8            -
  Property and Liability Insurance        697.9         18.0          95.4        775.3         12.3%
                                      ---------    ---------    ----------    ---------   ----------
Total Premiums                        $ 1,167.7    $    41.1    $     95.4    $ 1,222.0          7.8%
                                      =========    =========    ==========    =========   ==========

Year Ended December 31, 1996:
-----------------------------
Life Insurance in Force               $18,747.2    $ 2,120.2    $        -    $16,627.0            -

Premiums
  Life Insurance                      $   368.8    $     9.4    $        -    $   359.4            -
  Accident and Health Insurance           130.6          0.9             -        129.7            -
  Property and Liability Insurance        643.4         21.8         109.6        731.2         15.0%
                                      ---------    ---------    ----------    ---------   ----------
Total Premiums                        $ 1,142.8    $    32.1    $    109.6    $ 1,220.3          9.0%
                                      =========    =========    ==========    =========   ==========

Year Ended December 31, 1995:
-----------------------------
Life Insurance in Force               $20,082.9    $   565.7    $        -    $19,517.2            -

Premiums
  Life Insurance                      $   370.5    $     1.9    $        -    $   368.6            -
  Accident and Health Insurance           144.4          1.2             -        143.2            -
  Property and Liability Insurance        566.1         15.7          36.9        587.3          6.3%
                                      ---------    ---------    ----------    ---------   ----------
Total Premiums                        $ 1,081.0    $    18.8    $     36.9    $ 1,099.1          3.4%
                                      =========    =========    ==========    =========   ==========

3. Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.1 through 10.7 relate to compensatory plans filed or incorporated by reference as exhibits hereto pursuant to Item 14(c) of Form 10-K.

     2 Agreement and Plan of Reorganization among Unitrin, Inc., Unitrin Acquisition Corporation and The Reliable Life Insurance Company dated June 20, 1997, as amended (incorporated herein by reference to Appendix A to the Company's Amendment No. 3 to Form S-4 filed on November 6, 1997)

     3.1 Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 dated February 15, 1990)

     3.2 Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

     4 Rights Agreement between Unitrin, Inc. and First Chicago Trust Company of New York, as rights agent, dated as of August 3, 1994 (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 3, 1994)

     10.1 Unitrin, Inc. 1990 Stock Option Plan , as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's 1995 Annual Report on Form 10-K)

     10.2 Unitrin, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit A to the Proxy Statement dated April 9, 1997 for the Annual Meeting of Shareholders of Unitrin held May 14, 1997)

     10.3 Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
          1995)

     10.4 Unitrin, Inc. Pension Equalization Plan (incorporated herein by reference to Exhibit 10.4 to the Company's 1994 Annual Report on Form 10-K)

     10.5 Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company's 1994 Annual Report on Form 10-K), with the following executive officers:

                  Jerrold V. Jerome (Chairman)
                  Richard C. Vie (President and Chief Executive Officer) David F. Bengston (Vice President)
                  James W. Burkett (Vice President)
                  Thomas H. Maloney (Vice President and General Counsel) Eric J. Draut (Vice President, Treasurer, and Chief Financial Officer)
                  Scott Renwick (Secretary)

          (Note: Each of the foregoing agreements is identical except that the severance compensation multiple is 2.99 for Messrs. Jerome and Vie and 2.0 for the other executive officers. The term of these agreements has been extended by action of Unitrin's board of directors through December 31, 1998.)

     10.6 Severance Compensation Plan After Change of Control (incorporated herein by reference to Exhibit 10.6 to the Company's 1994 Annual Report on Form 10-K; the term of this plan has been extended by action of Unitrin's board of directors through December 31, 1998)

     10.7 Description of Bonus Plan for Senior Executives dated August 6, 1997 (incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
            1997)

     10.8 Amended and Restated Credit Agreement, dated September 17, 1997 among Unitrin, Inc., the Lenders party thereto, and NationsBank of Texas, N.A. (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

     13.1 Financial Statements (pages 23 through 47 of Unitrin's 1997 Annual Report)

     13.2   MD&A (pages 16 through 22 of Unitrin's 1997 Annual Report)

     13.3   Financial Highlights (page 1 of Unitrin's 1997 Annual Report)

     21     Subsidiaries of Unitrin, Inc.

     23.1 Reports of KPMG Peat Marwick LLP (included in Exhibit 13.1 hereof and filed as Exhibit 23.1 hereof)

     23.2   Consent of KPMG Peat Marwick LLP

     24     Power of Attorney (included on the signature page hereof)

     27     Financial Data Schedule


      (b)   Reports on Form 8-K.  None

      (c)   Exhibits.  Included in Item 14(a)3 above.

      (d)   Financial Statement Schedules.  Included in Item 14(a)2 above.

                               POWER OF ATTORNEY


     Each person whose signature appears below hereby appoints each of Richard
C. Vie, President and Chief Executive Officer, Eric J. Draut, Vice President, Treasurer and Chief Financial Officer, and Scott Renwick, Secretary, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K of Unitrin, Inc., together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Unitrin, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Unitrin, Inc. has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on February 20, 1998.


                                     UNITRIN, INC.

                                     (Registrant)

                                 By: /S/ Richard C. Vie
                                     ------------------

                                     Richard C. Vie

                                     President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Unitrin, Inc. in the capacities indicated on February 20, 1998.

         Signature                                                 Title
         ---------                                                 -----
/S/ Richard C. Vie                         President, Chief Executive Officer and Director
------------------
Richard C. Vie

/S/ Jerrold V. Jerome                      Chairman of the Board and Director
---------------------
Jerrold V. Jerome

/S/ Eric J. Draut                          Vice President, Treasurer and Chief Financial Officer
-----------------                          (principal accounting and financial officer)
Eric J. Draut

/S/ James E. Annable                       Director
--------------------
James E. Annable

/S/ Reuben L. Hedlund                      Director
---------------------
Reuben L. Hedlund

/S/ William E. Johnston, Jr.               Director
----------------------------
William E. Johnston, Jr.

/S/ George A. Roberts                      Director
---------------------
George A. Roberts

/S/ Fayez S. Sarofim                       Director
--------------------
Fayez S. Sarofim

/S/ Henry E. Singleton                     Director
----------------------
Henry E. Singleton