Form 10-Q
period 1998-03-31
UNITRIN INC
filed 1998-05-01
CIK 860748

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X]            Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarterly Period Ended     March 31, 1998
                           -----------------------------------------------------

                                      OR

[_]           Transition  Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the Transition Period from                       to
                               ---------------------    ------------------------

Commission file number             0-18298
                       ---------------------------------------------------------

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

37,620,327 shares of common stock, $0.10 par value, were outstanding as of March 31, 1998.

                                 UNITRIN, INC.

                                     INDEX

                                                                          Page
                                                                        --------
PART I.       Financial Information.

Item 1.       Financial Statements.

              Condensed Consolidated Statements of Income
              for the Three Months Ended March 31, 1998
              and 1997 (Unaudited).                                        1

              Condensed Consolidated Balance Sheets as of
              March 31, 1998  (Unaudited) and
              December 31, 1997.                                           2

              Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended
              March 31, 1998 and 1997 (Unaudited).                         3

              Notes to the Condensed Consolidated Financial
              Statements (Unaudited).                                     4-7

Item 2.       Management's Discussion and Analysis of Results
              of Operations and Financial Condition.                      8-10

PART II.      Other Information.

Item 1.       Legal Proceedings.                                           10

Item 6.       Exhibits and Reports on Form 8-K.                          11-12

Signatures                                                                 13

                        UNITRIN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                   Three Months Ended
                                                  ---------------------
                                                  March 31,   March 31,
                                                    1998        1997
                                                  ---------   ---------
Revenues:
Premiums                                          $   289.9   $   307.0
Consumer Finance Revenues                              28.3        31.4
Net Investment Income                                  41.8        42.4
Net Gains on Sales of Investments                      60.9         1.3
                                                  ---------   ---------
Total Revenues                                        420.9       382.1
                                                  ---------   ---------

Expenses:
Insurance Claims and Policyholders' Benefits          183.7       195.0
Insurance Expenses                                    118.5       122.7
Consumer Finance Expenses                              23.4        29.8
Interest and Other Expenses                             2.8         3.1
                                                  ---------   ---------
Total Expenses                                        328.4       350.6
                                                  ---------   ---------

Income before Income Taxes and Equity
  in Net Income of Investees                           92.5        31.5
Income Tax Expense                                     31.7        10.6
                                                  ---------   ---------
Income before Equity in Net Income of Investees        60.8        20.9
Equity in Net Income of Investees                      15.2        12.8
                                                  ---------   ---------

Net Income                                        $    76.0   $    33.7
                                                  =========   =========

Net Income Per Share                              $    2.02   $    0.90
                                                  =========   =========

Net Income Per Share Assuming Dilution            $    2.00   $    0.89
                                                  =========   =========

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)



                                                                     March 31,                December 31,
                                                                       1998                       1997
                                                                    ----------                ------------
                                                                    (Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized
  Cost: 1998 - $2,293.7; 1997 - $2,274.4)                            $2,330.8                   $2,315.4
Equity Securities at Fair Value
  (Cost: 1998 - $125.0; 1997 - $131.0)                                  177.2                      245.7
Investees at Cost Plus Cumulative Undistributed Earnings
  (Fair Value: 1998 - $2,132.6; 1997 - $2,031.7)                        729.3                      705.8
Other                                                                   168.7                      181.6
                                                                     --------                   --------
Total Investments                                                     3,406.0                    3,448.5
                                                                     --------                   --------
Cash                                                                     19.7                       14.5
Consumer Finance Receivables                                            520.1                      543.6
Receivables                                                             326.4                      335.4
Other Assets                                                            574.3                      578.7
                                                                     --------                   --------
Total Assets                                                         $4,846.5                   $4,920.7
                                                                     ========                   ========
Liabilities and Shareholders' Equity:
Insurance Reserves:
Life and Health                                                      $1,578.1                   $1,567.5
Property and Casualty                                                   460.6                      468.5
                                                                     --------                   --------
Total Insurance Reserves                                              2,038.7                    2,036.0
                                                                     --------                   --------
Investment Certificates                                                 533.0                      566.4
Notes Payable                                                             5.9                       81.1
Accrued Expenses and Other Liabilities                                  728.8                      704.2
                                                                     --------                   --------
Total Liabilities                                                     3,306.4                    3,387.7
                                                                     --------                   --------
Shareholders' Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized;
  37,620,327 and 37,584,928 Shares Outstanding at
  March 31, 1998 and December 31, 1997                                    3.8                        3.8
Paid-in Capital                                                         250.1                      217.8
Retained Earnings                                                     1,228.2                    1,209.7
Accumulated Other Comprehensive Income                                   58.0                      101.7
                                                                     --------                   --------
Total Shareholders' Equity                                            1,540.1                    1,533.0
                                                                     --------                   --------
Total Liabilities and Shareholders' Equity                           $4,846.5                   $4,920.7
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

                        UNITRIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                           Three Months Ended
                                                        -------------------------
                                                        March 31,       March 31,
                                                           1998           1997
                                                        ---------       ---------
Operating Activities:
Net Income                                              $    76.0       $   33.7
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operations:
 Change in Deferred Policy Acquisition Costs                  5.9            2.5
 Equity in Net Income of Investees before Taxes             (23.5)         (19.8)
 Amortization of Fixed Maturities                             5.7            5.5
 Decrease in Insurance Reserves and Unearned Premiums        (8.1)         (11.0)
 Increase in Accrued Expenses and Other Liabilities          54.5           16.5
 Net Gains on Sales of Investments                          (60.9)          (1.3)
 Provision for Loan Losses                                    5.3            9.9
 Other, Net                                                  10.7           23.9
                                                        ---------       --------
Net Cash Provided by Operating Activities                    65.6           59.9
                                                        ---------       --------
Investing Activities:
Sales and Maturities of Fixed Maturities                    189.9          106.8
Purchases of Fixed Maturities                              (214.2)        (198.1)
Sales and Redemptions of Equity Securities                   89.0           12.1
Purchases of Equity Securities                              (22.3)          (9.1)
Change in Consumer Finance Receivables                       19.1          (15.4)
Change in Short-term Investments                             14.8           (3.5)
Other, Net                                                   (6.6)          (7.0)
                                                        ---------       --------
Net Cash Provided (Used) by Investing Activities             69.7         (114.2)
                                                        ---------       --------
Financing Activities:
Change in Investment Certificates                           (33.4)          31.6
Change in Universal Life and Annuity Accounts                 1.8            2.8
Notes Payable Proceeds                                       10.0           67.0
Notes Payable Payments                                      (85.2)          (5.2)
Cash Dividends Paid                                         (24.5)         (22.4)
Common Stock Repurchases                                     (1.2)         (20.7)
Other, Net                                                    2.4            1.7
                                                        ---------       --------
Net Cash Provided (Used) by Financing Activities           (130.1)          54.8
                                                        ---------       --------
Increase in Cash                                              5.2            0.5
Cash, Beginning of Year                                      14.5           17.0
                                                        ---------       --------
Cash, End of Period                                     $    19.7       $   17.5
                                                        =========       ========


The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1997. Prior year amounts have been reclassified to conform to the current year's presentation.


Note 2 - Summary of Accounting Policies

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Under SFAS No. 130, enterprises that provide a full set of financial statements that report financial position, results of operations and cash flows should also include a Statement of Comprehensive Income. Under SFAS No. 130, enterprises that provide interim financial statements to shareholders should disclose total comprehensive income. See Note 7 - Other Comprehensive Income and Supplemental Cash Flow Information.

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS No. 131 public business enterprises are required to provide disclosures about operating segments using the "management approach." The Company's Life and Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company now includes the results of those property casualty insurance products in its Life and Health Insurance segment. Those products represent approximately 10 percent of premiums in the Life and Health Insurance segment. It is the Company's management practice to allocate certain corporate expenses to its operating units. Consistent with that practice, the Company now includes those expenses in the results of its operating segments.

Note 3 - Net Income Per Share

The Company determined Net Income Per Share and Net Income Per Share Assuming Dilution in accordance with SFAS No. 128, "Earnings Per Share" for the three months ended March 31, 1998 and 1997 was as follows:

                (Dollars and Shares in Millions, Except Per Share Amounts)    1998     1997
                ----------------------------------------------------------   ------   ------
                Net Income                                                    $76.0    $33.7
                Dilutive Effect on Net Income from
                  Investees' Equivalent Shares                                 (0.4)    (0.3)
                                                                             ------   ------
                Net Income Assuming Dilution                                  $75.6    $33.4
                                                                             ======   ======

                Weighted Average Common Shares Outstanding                     37.6     37.5
                Dilutive Effect of Unitrin Stock Option Plans                   0.2      0.2
                                                                             ------   ------
                Weighted Average Common Shares and
                  Equivalent Shares Outstanding Assuming Dilution              37.8     37.7
                                                                             ======   ======

                Net Income Per Share                                          $2.02    $0.90
                                                                             ======   ======

                Net Income Per Share Assuming Dilution                        $2.00    $0.89
                                                                             ======   ======

Note 4 - Investment in Investees

Unitrin accounts for its Investments in Investees under the equity method of accounting using the most recent publicly-available financial reports. Summarized financial information for Litton Industries, Inc. ("Litton") and Western Atlas Inc. ("Western Atlas") is presented below.

The amounts included in Unitrin's financial statements for Litton represent amounts reported by Litton for periods ending two months earlier. Accordingly, amounts included in these financial statements represent the amounts reported by Litton for the three months ending January 31, 1998 and 1997. Summarized financial information reported by Litton for such periods was:


(Dollars in Millions)                 1998    1997
----------------------------------   ------  ------
Revenues                             $  974  $  960
                                     ======  ======
Cost of Sales                        $  741  $  750
                                     ======  ======
Income from Continuing Operations    $   41  $   36
                                     ======  ======
Net Income                           $   41  $   36
                                     ======  ======

Based on the most recently available public information, Unitrin's voting percentage in Litton common stock at March 31, 1998 was approximately 27.5%.

The amounts included in Unitrin's financial statements for Western Atlas represent amounts reported by Western Atlas for periods ending three months earlier. Accordingly, amounts included in these financial statements represent the amounts reported by Western Atlas for the three months ending December 31, 1997 and 1996. Summarized financial information reported by Western Atlas for such periods was:


(Dollars in Millions)                 1997    1996
----------------------------------   ------  ------
Revenues                             $  440  $  384
                                     ======  ======
Gross Profit                         $   97  $   77
                                     ======  ======
Income from Continuing Operations    $   32  $   19
                                     ======  ======
Net Income                           $   35  $   37
                                     ======  ======

Based on the most recently available public information, Unitrin's voting percentage in Western Atlas common stock at March 31, 1998 was approximately 23.3%.

Note 5 -- Business Segments

Segment Revenues and Operating Profit for the three months ended March 31, 1998 and 1997 were:

(Dollars in Millions)                                             1998    1997
---------------------------------------------------------------  ------  -------
Revenues:
Property and Casualty Insurance:
  Premiums                                                       $170.9  $179.9
  Net Investment Income                                            11.1    12.7
                                                                 ------  ------
  Total Property and Casualty Insurance                           182.0   192.6
                                                                 ------  ------
Life and Health Insurance:
  Premiums                                                        119.0   127.1
  Net Investment Income                                            30.5    31.0
                                                                 ------  ------
  Total Life and Health Insurance                                 149.5   158.1
                                                                 ------  ------
Consumer Finance                                                   28.3    31.4
                                                                 ------  ------
Total Segment Revenues                                            359.8   382.1
                                                                 ------  ------
Net Gains on Sales of Investments                                  60.9     1.3
Other                                                               0.2    (1.3)
                                                                 ------  ------
Total Revenues                                                   $420.9  $382.1
                                                                 ======  ======
Income before Income Taxes and
 Equity in Net Income of Investees:
  Property and Casualty Insurance                                $ 18.8  $ 18.5
  Life and Health Insurance                                         7.5    10.8
  Consumer Finance                                                  5.9     3.2
                                                                 ------  ------
  Total Segment Operating Profit                                   32.2    32.5
                                                                 ------  ------
Net Gains on Sales of Investments                                  60.9     1.3
Other                                                              (0.6)   (2.3)
                                                                 ------  ------
Income before Income Taxes and
 Equity in Net Income of Investees                               $ 92.5  $ 31.5
                                                                 ======  ======

Note 6--Legal Proceedings

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

In connection with one action, Ronnie Dale Bleeker v. Trinity Universal Insurance Company ("Trinity"), et al., the District Court of Hildalgo County, Texas, on February 9, 1995 entered a judgment in the amount of $77.0 million, including attorney's fees of $38.5 million, against Trinity, one of the Company's subsidiaries. The case involves an accident in which Ronnie Bleeker, a former insured of Trinity under a $40 thousand automobile insurance policy, while driving his truck struck another truck parked alongside a road, killing one person and injuring several others. Suit was filed against Bleeker by the injured parties (the "Claim Case"). In 1993, the plaintiffs in the Claim Case were awarded damages in excess of $9 million. In 1994, these plaintiffs, acting as assignees of a purported claim by Bleeker against Trinity, filed suit against Trinity (the "Bad Faith Case") alleging that negligent claim handling by Trinity led to the large verdict against Bleeker in the Claim Case. The Bad Faith Case was tried in 1995 and resulted in the judgment against Trinity described above. Trinity appealed the judgment to the Thirteenth Court of Appeals in Corpus Christi, Texas. On February 27, 1997, the court of appeals affirmed in part and reversed in part the judgment of the trial court, reducing the judgment to $12.8 million plus interest, and remanding the case for a new trial on the plaintiffs' claim of unconscionability. Trinity filed an application for writ of error in the Supreme Court of Texas. On April 14, 1998, the Supreme Court of Texas unanimously ruled in Trinity's favor and rendered a judgment that the plaintiffs "take nothing." The Court's decision also eliminated the plaintiffs' unconscionability claim. Plaintiffs have a right to petition for a rehearing, but have not done so as of the date hereof. Management estimates that the resolution of this matter will not have a material impact.

Note 7--Other Comprehensive Income and Supplemental Cash Flow Information

Other Comprehensive Income related to the Company's investments in Fixed Maturities and Equity Securities for the three months ended March 31, 1998 and 1997 was:


(Dollars in Millions)                                        1998     1997
------------------------------------------------------      ------   ------
Increase (Decrease) in Unrealized Gains, Net of
  Reclassification Adjustment for Gains Included
  in Net Income                                             $(66.4)  $(26.9)
Effect of Income Taxes                                        22.7      9.5
                                                            ------   ------
Increase (Decrease) in Accumulated Other Comprehensive
  Income                                                    $(43.7)  $(17.4)
                                                            ======   ======


The Company's investments in Investees are accounted for under the equity method of accounting and, accordingly, changes in the fair value of the Company's investments in Investees are excluded from the determination of Total Comprehensive Income and Other Comprehensive Income under SFAS No. 130. Total Comprehensive Income for the three months ended March 31, 1998 and 1997 was $32.3 million and $16.3 million, respectively.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Property and Casualty Insurance

                               Three Months Ended March 31,
                               ----------------------------
(Dollars in Millions)           1998                  1997
---------------------          ------                ------
Premiums                       $170.9                $179.9
Net Investment Income            11.1                  12.7
                               ------                ------
Total Revenues                 $182.0                $192.6
                               ======                ======

Operating Profit               $ 18.8                $ 18.5
                               ======                ======


Premiums in the Property and Casualty Insurance segment decreased by $9.0 million for the first quarter of 1998 compared to the first quarter of 1997 due primarily to lower volume of automobile insurance. Net Investment Income in the Property and Casualty Insurance segment decreased by $1.6 million due to a lower level of investments and lower yields on investments. Operating Profit in the Property and Casualty Insurance segment increased by $0.3 million due primarily to non-storm related loss experience. Losses directly attributable to storms increased by $4.2 million.

Life and Health Insurance

                               Three Months Ended March 31,
                               ----------------------------
(Dollars in Millions)           1998                  1997
---------------------          ------                ------
Premiums                       $119.0                $127.1
Net Investment Income            30.5                  31.0
                               ------                ------
Total Revenues                 $149.5                $158.1
                               ======                ======

Operating Profit               $  7.5                $ 10.8
                               ======                ======

Premiums in the Life and Health Insurance segment decreased by $8.1 million for the first quarter of 1998 compared to the first quarter of 1997 due primarily to lower volume. Operating Profit in the Life and Health Insurance segment decreased by $3.3 million due primarily to costs associated with the elimination of certain management and administrative positions and lower amortization of gains deferred on the ceding of certain in-force business.

Consumer Finance

                               Three Months Ended March 31,
                               ----------------------------
(Dollars in Millions)           1998                  1997
---------------------          ------                ------
Revenues                       $ 28.3                $ 31.4
                               ======                ======

Operating Profit               $  5.9                $  3.2
                               ======                ======

Revenues in the Consumer Finance segment decreased by $3.1 million for the first quarter of 1998 compared to the first quarter of 1997 as a result of a lower level of loans outstanding. Operating Profit in the Consumer Finance segment increased by $2.7 million due primarily to lower provision for loan losses.

Net Gains on Sales of Investments

Net Gains on Sales of Investments was $60.9 million for the first quarter of 1998 compared to $1.3 million for the first quarter of 1997. Net Gains on Sales of Investments increased for the first quarter of 1998 due primarily to the redemption of the Company's investment in Navistar International Corporation $6.00 Cumulative Convertible Preferred Stock, Series G and the disposition of the Company's investment in ITT Corporation ("ITT") common stock in connection with the acquisition of ITT by Starwood Hotels & Resorts Worldwide, Inc. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

Year 2000

The Year 2000 issue (i.e. the ability of computer systems to accurately identify and process dates beginning with the year 2000 and beyond) affects virtually all companies and organizations. Some of the Company's computer systems are already Year 2000 compliant. However, certain of the Company's computer systems use only two digits to identify a year in a date field. For example, the year 2000 would be represented in these systems as "00," but would in most cases be interpreted by the computer as "1900" rather than "2000," thereby potentially resulting in processing errors.

The ability to process information in a timely and accurate manner is vital to the Company's data-intensive insurance and consumer finance businesses. The Company recognizes that the computer systems used by these businesses must be Year 2000 compliant by December 31, 1999 and, in some instances, well in advance of that date (e.g., by January 1999 in the case of certain property and casualty insurance policies with one-year terms expiring on or after January 1, 2000). The Company is taking steps it deems appropriate to meet this challenge, including rewriting existing computer applications to be Year 2000 compliant and replacing other existing computer applications with new applications that improve functionality in addition to being Year 2000 compliant. The Company is also reviewing the Year 2000 issue with key service providers. The goal of the Company and its operating companies is to be substantially "Year 2000" compliant by the end of 1998, although there can be no assurances that this goal will be met. If one or more of the Company's operating companies, key service providers or investee companies fails to make its computer systems Year 2000 compliant by the necessary dates, such failure could adversely affect the Company's operations and financial results.

Expense recognized directly related to rewriting existing applications or replacing existing applications with new Year 2000 compliant applications totaled $2.4 million and $1.1 million for the three months ended March 31, 1998 and 1997, respectively.

Other Items

Other expenses decreased by $1.7 million for the first quarter of 1998 compared to the first quarter of 1997 due primarily to lower net interest expense.

During the first three months of 1998, the Company repurchased 20,000 shares of its common stock in open market transactions at an aggregate cost of $1.2 million. The repurchases were made with general corporate funds. At March 31, 1998, the unused commitment under the Company's revolving credit facility was $340 million. In addition, for the remainder of 1998, the Company's subsidiaries would be able to pay approximately $245 million in dividends to the Company without prior regulatory approval.

On June 20, 1997, Unitrin and The Reliable Life Insurance Company ("Reliable") entered into a definitive agreement, subject to certain approvals and other customary closing conditions, providing for the acquisition of Reliable by Unitrin. If the acquisition is consummated as proposed, Unitrin would issue approximately 3,760,000 shares of its common stock for all of Reliable's outstanding common stock. On December 12, 1997, the Missouri Department of Insurance (the "Missouri Department") issued an order disapproving the proposed acquisition of Reliable by Unitrin, on the grounds that the effect of the transaction will be substantially to lessen competition in insurance in the state of Missouri. On December 23, 1997, Unitrin filed suit in the Circuit Court of Cole County, Missouri seeking a reversal of the Missouri Department's order. The Circuit Court has set a May 21, 1998 trial date. Unitrin or Reliable may terminate the acquisition agreement at any time. However, Unitrin is firmly committed to the goal of consummating the proposed transaction.

If consummated, the acquisition would be accounted for by the purchase method and, accordingly, the operations of Reliable would be included in Unitrin's financial statements from the date of acquisition.

Accounting Changes

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Under SFAS No. 130, enterprises that provide a full set of financial statements that report financial position, results of operations and cash flows should also include a Statement of Comprehensive Income. Under SFAS No. 130, enterprises that provide interim financial statements to shareholders should disclose total comprehensive income. See Note 7 - Other Comprehensive Income and Supplemental Cash Flow Information.

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS No. 131 public business enterprises are required to provide disclosures about operating segments using the "management approach." The Company's Life and Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company now includes the results of those property casualty insurance products in its Life and Health Insurance segment. Those products represent approximately 10 percent of premiums in the Life and Health Insurance segment. It is the Company's management practice to allocate certain corporate expenses to its operating units. Consistent with that practice, the Company now includes those expenses in the results of its operating segments.

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 supersedes the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 does not address measurement or recognition and, accordingly, has no effect on the Company's financial position or results of operation.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize qualifying computer software costs incurred during the application development stage. SOP No. 98-1 is effective for fiscal years beginning after December 31, 1998, with earlier adoption permitted. The Company intends to adopt SOP No. 98-1 in 1999. The Company has not determined the effect of adoption.

Caution Regarding Forward-Looking Statements

Management's Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Condensed Consolidated Financial Statements (including the notes thereto) contain forward-looking statements, which usually include words such as "believe(s)," "goal(s)," "estimate(s)" and similar expressions. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in such statements. Such risks and uncertainties include, but are not limited to, those described under "Year 2000" above, changes in economic factors (such as interest rates), changes in competitive conditions (including availability of labor with required technical or other skills), the number and severity of insurance claims (including those associated with catastrophe losses), governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations) and adverse judgments in litigation to which the Company or its subsidiaries are parties. No assurances can be given that the results contemplated in any forward-looking statements will be achieved. The Company assumes no obligation to release publicly any revisions to any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 6 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

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

        3.2 Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

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

       10.7 Amended and Restated Credit Agreement dated September 17, 1997 among Unitrin, Inc., the Lenders party thereto, and NationsBank of Texas, N.A. as Administrative Agent (Incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

       10.8 1998 Bonus Plan for Senior Executives (Incorporated herein by reference to Exhibit A of the Company's Proxy Statement, dated
               April 9, 1998, in connection with Unitrin's annual meeting of shareholders.)

       27      Financial Data Schedule

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.




                     [This Space Left Blank Intentionally]

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Unitrin, Inc.


Date: May 1, 1998                      /s/ Richard C. Vie
                                       ----------------------------------------
                                       Richard C. Vie
                                       President and Chief Executive Officer



Date: May 1, 1998                      /s/ Eric J. Draut
                                       ----------------------------------------
                                       Eric J. Draut
                                       Vice President, Treasurer and
                                         Chief Financial Officer
                                       (Principal Accounting Officer)