Form 10-Q
period 1998-06-30
UNITRIN INC
filed 1998-08-03
CIK 860748

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




[X]            Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarterly Period Ended        June 30, 1998
                           -----------------------------------------------------

                                      OR

[_]           Transition  Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Transition Period from                        to
                               ----------------------    -----------------------

Commission file number                 0-18298
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

41,184,280 shares of common stock, $0.10 par value, were outstanding as of June 30, 1998.

                                 UNITRIN, INC.

                                     INDEX


                                                                        Page
                                                                      --------

PART I.        Financial Information.

Item 1.        Financial Statements.

               Condensed Consolidated Statements of                       1
               Income for the Six and Three Months Ended
               June 30, 1998 and 1997 (Unaudited).

               Condensed Consolidated Balance Sheets as of                2
               June 30, 1998  (Unaudited) and
               December 31, 1997.

               Condensed Consolidated Statements of Cash                  3
               Flows for the Six Months Ended
               June 30, 1998 and 1997 (Unaudited).

               Notes to the Condensed Consolidated                       4-8
               Financial Statements (Unaudited).

Item 2.        Management's Discussion and Analysis of                   9-12
               Results of Operations and Financial Condition.

PART II.       Other Information.
                                                                          13
Item 1.        Legal Proceedings.

Item 4.        Submission of Matters to a Vote of Securities Holders      13

Item 6.        Exhibits and Reports on Form 8-K.                        13-14

Signatures                                                                15

                        UNITRIN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                                Six Months Ended                   Three Months Ended
                                                         ------------------------------      ------------------------------
                                                            June 30,         June 30,           June 30,         June 30,
                                                              1998             1997               1998             1997
                                                         -------------    -------------      -------------    -------------
Revenues:
Premiums                                                 $       583.0    $       616.9      $       293.1    $       309.9
Consumer Finance Revenues                                         56.4             63.8               28.1             32.4
Net Investment Income                                             87.0             88.8               45.2             46.4
Net Gains on Sales of Investments                                 66.5              3.1                5.6              1.8
                                                         -------------    -------------      -------------    -------------
Total Revenues                                                   792.9            772.6              372.0            390.5
                                                         -------------    -------------      -------------    -------------

Expenses:
Insurance Claims and Policyholders' Benefits                     378.6            398.4              194.9            203.4
Insurance Expenses                                               239.8            245.5              121.3            122.8
Consumer Finance Expenses                                         46.9             62.6               23.5             32.8
Interest and Other Expenses                                        5.6              6.4                2.8              3.3
                                                         -------------    -------------      -------------    -------------
Total Expenses                                                   670.9            712.9              342.5            362.3
                                                         -------------    -------------      -------------    -------------

Income before Income Taxes and Equity
  in Net Income of Investees                                     122.0             59.7               29.5             28.2
Income Tax Expense                                                41.4             19.5                9.7              8.9
                                                         -------------    -------------      -------------    -------------
Income before Equity in Net Income of Investees                   80.6             40.2               19.8             19.3
Equity in Net Income of Investees                                 31.6             (5.3)              16.4            (18.1)
                                                         -------------    -------------      -------------    -------------

Net Income                                               $       112.2    $        34.9      $        36.2    $         1.2
                                                         =============    =============      =============    =============

Net Income Per Share                                     $        2.94    $        0.93      $        0.93    $        0.03
                                                         =============    =============      =============    =============

Net Income Per Share Assuming Dilution                   $        2.90    $        0.92      $        0.92    $        0.03
                                                         =============    =============      =============    =============

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)

                                                              June 30,    December 31,
                                                                1998          1997
                                                            -----------   ------------
                                                            (Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 1998 -
  $2,766.8; 1997 - $2,274.4)                                 $ 2,809.6      $ 2,315.4
Equity Securities at Fair Value (Cost:  1998 - $130.2;
  1997 - $131.0)                                                 187.5          245.7
Investees at Cost Plus Cumulative Undistributed Earnings
  (Fair Value: 1998 - $2,265.8; 1997 - $2,031.7)                 753.9          705.8
Other                                                            241.5          181.6
                                                             ---------      ---------
Total Investments                                              3,992.5        3,448.5
                                                             ---------      ---------

Cash                                                              18.5           14.5
Consumer Finance Receivables                                     516.3          543.6
Receivables                                                      306.8          335.4
Other Assets                                                     727.6          578.7
                                                             ---------      ---------
Total Assets                                                 $ 5,561.7      $ 4,920.7
                                                             =========      =========

Liabilities and Shareholders' Equity:
Insurance Reserves:
Life and Health                                              $ 1,986.7      $ 1,567.5
Property and Casualty                                            463.0          468.5
                                                             ---------      ---------
Total Insurance Reserves                                       2,449.7        2,036.0
                                                             ---------      ---------

Investment Certificates                                          527.9          566.4
Notes Payable                                                     82.5           81.1
Accrued Expenses and Other Liabilities                           758.8          704.2
                                                             ---------      ---------
Total Liabilities                                              3,818.9        3,387.7
                                                             ---------      ---------

Shareholders' Equity:
Common Stock, $0.10 par value, 100 million Shares
  Authorized; 41,184,280 and 37,584,928 Shares Issued
  and Outstanding at June 30, 1998 and December 31, 1997           4.1            3.8
Paid-in Capital                                                  445.3          217.8
Retained Earnings                                              1,228.3        1,209.7
Accumulated Other Comprehensive Income                            65.1          101.7
                                                             ---------      ---------
Total Shareholders' Equity                                     1,742.8        1,533.0
                                                             ---------      ---------
Total Liabilities and Shareholders' Equity                   $ 5,561.7      $ 4,920.7
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

                        UNITRIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                                             Six Months Ended
                                                                           --------------------
                                                                           June 30,    June 30,
                                                                             1998        1997
                                                                           --------    --------
Operating Activities:
Net Income                                                                 $  112.2    $   34.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
    Change in Deferred Policy Acquisition Costs                                 8.4         6.8
    Equity in Net (Income) Loss of Investees before Taxes                     (48.7)        8.4
    Cash Dividends from Investee                                                0.6         0.5
    Amortization of Fixed Maturities                                           11.4        11.3
    Increase (Decrease) in Insurance Reserves and Unearned Premiums            (4.2)       11.1
    Increase (Decrease) in Accrued Expenses and Other Liabilities               8.6       (12.7)
    Net Gains on Sales of Investments                                         (66.5)       (3.1)
    Provision for Loan Losses                                                  10.6        20.6
    Other, Net                                                                 23.8         5.6
                                                                           --------    --------
Net Cash Provided by Operating Activities                                      56.2        83.4
                                                                           --------    --------

Investing Activities:
Sales and Maturities of Fixed Maturities                                      360.4       166.2
Purchases of Fixed Maturities                                                (391.3)     (261.9)
Sales and Redemptions of Equity Securities                                     83.0        14.8
Purchases of Equity Securities                                                (13.9)       (9.1)
Change in Consumer Finance Receivables                                         18.2       (19.9)
Change in Short-term Investments                                                0.5         6.9
Other, Net                                                                     (5.0)      (14.6)
                                                                           --------    --------
Net Cash Provided (Used) by Investing Activities                               51.9      (117.6)
                                                                           --------    --------

Financing Activities:
Change in Investment Certificates                                             (38.5)       47.8
Changes in Universal Life and Annuity Accounts                                  4.9         5.7
Notes Payable Proceeds                                                        168.5        97.0
Notes Payable Payments                                                       (177.9)      (53.4)
Cash Dividends Paid                                                           (48.9)      (44.8)
Common Stock Repurchases                                                      (15.0)      (20.7)
Other, Net                                                                      2.8         4.6
                                                                           --------    --------
Net Cash Provided (Used) by Financing Activities                             (104.1)       36.2
                                                                           --------    --------
Increase in Cash                                                                4.0         2.0
Cash, Beginning of Year                                                        14.5        17.0
                                                                           --------    --------
Cash, End of Period                                                        $   18.5    $   19.0
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

Note 3 - Acquisition of The Reliable Life Insurance Company

On May 29, 1998, the Company completed the acquisition of The Reliable Life Insurance Company ("Reliable") whereby the Company acquired all of the then outstanding shares of Reliable common stock in exchange for approximately 3.8 million shares of Unitrin common stock and cash. The purchase price determined in accordance with EITF No. 95-19, "Determination of the Measurement Date for the Market Price of Securities Issued In a Purchased Business Combination," was:

                     (Dollars in Millions)
                     ------------------------------------
                     Value of Unitrin Common Stock Issued        $197.7
                     Cash and Other Transaction Costs               0.7
                                                                 ------
                     Purchase Price                              $198.4
                                                                 ======

The acquisition has been accounted for by the purchase method and, accordingly, the operations of Reliable are included in the Company's financial statements from the date of acquisition. Based on the Company's preliminary allocation of the purchase price, assets acquired and liabilities assumed in connection with the acquisition of Reliable were:

               (Dollars in Millions)
               -------------------------------------
               Investments                                 $ 537.8
               Cash                                            1.2
               Receivables                                    14.3
               Deferred Policy Acquisition Costs             112.5
               Cost in Excess of Net Assets Acquired          10.6
               Other Assets                                   34.8
               Life and Health Insurance Reserves           (415.8)
               Notes Payable                                 (10.8)
               Accrued Expenses and Other Liabilities        (86.2)
                                                           -------
               Total Purchase Price                        $ 198.4
                                                           =======

Note 4 - Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution determined in accordance with SFAS No. 128, "Earnings Per Share" for the six and three months ended June 30, 1998 and 1997 was as follows:

                                                                          Six Months                        Three Months
                                                                            Ended                              Ended
                                                                ------------------------------     ------------------------------
                                                                    June 30,        June 30,           June 30,        June 30,
(Dollars and Shares in Millions, Except Per Share Amounts)            1998            1997               1998            1997
----------------------------------------------------------      --------------  --------------     --------------  --------------
Net Income                                                      $        112.2  $         34.9     $         36.2  $          1.2
Dilutive Effect on Net Income from
   Investees' Equivalent Shares                                           (0.7)           (0.4)              (0.3)           (0.1)
                                                                --------------  --------------     --------------  --------------
Net Income Assuming Dilution                                    $        111.5  $         34.5     $         35.9  $          1.1
                                                                ==============  ==============     ==============  ==============
Weighted Average Common Shares Outstanding                                38.2            37.4               38.8            37.4
Dilutive Effect of Unitrin Stock Option Plans                              0.2             0.2                0.2             0.2
                                                                --------------  --------------     --------------  --------------
Weighted Average Common Shares and
   Equivalent Shares Outstanding Assuming Dilution                        38.4            37.6               39.0            37.6
                                                                ==============  ==============     ==============  ==============

Net Income Per Share                                            $         2.94  $         0.93     $         0.93  $         0.03
                                                                ==============  ==============     ==============  ==============

Net Income Per Share Assuming Dilution                          $         2.90  $         0.92     $         0.92  $         0.03
                                                                ==============  ==============     ==============  ==============

Note 5 - Investment in Investees

Unitrin accounts for its Investments in Investees (Curtiss-Wright Corporation, Litton Industries, Inc. ("Litton"), UNOVA, Inc., and Western Atlas Inc. ("Western Atlas")) under the equity method of accounting using the most recent publicly-available financial reports and other publicly-available information. The Company's investments in Litton and Western Atlas exceeded 10% of Shareholders' Equity at June 30, 1998. Summarized financial information for Litton and Western Atlas is presented below.

The amounts included in Unitrin's financial statements for Litton represent amounts reported by Litton for periods ending two months earlier. Accordingly, amounts included in these financial statements represent the amounts reported by Litton for the six and three month periods ended April 30, 1998 and 1997. Summarized financial information reported by Litton for such periods was:

                                                   Six Months Ended                         Three Months Ended
                                           ----------------------------------      -------------------------------------
                                                April 30,         April 30,            April 30,            April 30,
(Dollars in Millions)                              1998              1997                1998                 1997
---------------------------------------    ----------------    --------------      ---------------     -----------------

Revenues                                   $        2,116.9    $      2,056.1      $       1,143.0     $         1,095.6
                                           ================    ==============      ===============     =================

Cost of Sales                              $        1,626.4    $      1,615.0      $         885.1     $           864.6
                                           ================    ==============      ===============     =================

Income from Continuing Operations          $           87.4    $         78.2      $          46.8     $            42.0
                                           ================    ==============      ===============     =================

Net Income                                 $           87.4    $         78.2      $          46.8     $            42.0
                                           ================    ==============      ================     =================

Based on the most recently available public information, Unitrin's voting percentage in Litton common stock at June 30, 1998 was approximately 27.4%.

The amounts included in Unitrin's financial statements for Western Atlas represent amounts reported by Western Atlas for periods ending three months earlier. Accordingly, amounts included in these financial statements represent the amounts reported by Western Atlas for the six and three month periods ended March 31, 1998 and 1997. Summarized financial information reported by Western Atlas for such periods was:

                                                    Six Months Ended                     Three Months Ended
                                           ----------------------------------      -------------------------------
                                              March 31,          March 31,           March 31,         March 31,
(Dollars in Millions)                            1998               1997               1998              1997
---------------------------------------    ----------------    --------------      -------------    --------------
Revenues                                   $          930.2    $        764.0      $       490.7    $        379.9
                                           ================    ==============      =============    ==============

Costs and Expenses                         $          762.7    $        666.8      $       423.8    $        345.0
                                           ================    ==============      =============    ==============

Income from Continuing Operations          $           65.4    $         34.9      $        33.6    $         16.1
                                           ================    ==============      =============    ==============

Net Income                                 $           68.2    $         67.4      $        33.6    $         30.8
                                           ================    ==============      =============    ==============

Based on the most recently available public information, Unitrin's voting percentage in Western Atlas common stock at June 30, 1998 was approximately 23.1%.

The Company's equity in the net income of Western Atlas for the six and three months ended June 30, 1997 also includes an after-tax charge of $31.8 million related primarily to Unitrin's proportionate share of Western Atlas' announced charge for the write-off of in-process research and development activities. Western Atlas' announced charges are reflected in the summarized financial information for Western Atlas' nine and three month periods ending June 30, 1997.

Note 6 - Legal Proceedings

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

In connection with one action, Ronnie Dale Bleeker v. Trinity Universal Insurance Company ("Trinity"), et al., the District Court of Hildalgo County, Texas, on February 9, 1995 entered a judgment in the amount of $77.0 million, including attorney's fees of $38.5 million, against Trinity, one of the Company's subsidiaries. The case involves an accident in which Ronnie Bleeker, a former insured of Trinity under a $40 thousand automobile insurance policy, while driving his truck struck another truck parked alongside a road, killing one person and injuring several others. Suit was filed against Bleeker by the injured parties (the "Claim Case"). In 1993, the plaintiffs in the case were awarded damages in excess of $9 million. In 1994, these plaintiffs, acting as assignees of a purported claim by Bleeker against Trinity, filed suit against Trinity (the "Bad Faith Case") alleging that negligent claim handling by Trinity led to the large verdict against Bleeker in the Claim Case. The Bad Faith Case was tried in 1995 and resulted in the judgment against Trinity described above. Trinity appealed the judgment to the Thirteenth Court of Appeals in Corpus Cristi, Texas. On February 27, 1997, the court of appeals affirmed in part and reversed in part the judgment of the trial court, reducing the judgment to $12.8 million plus interest, and remanding the case for a new trial on the plaintiffs' claim of unconscionability. Trinity filed an application for writ of error in the Supreme Court of Texas. On April 14, 1998, the Supreme Court of Texas unanimously ruled in Trinity's favor and rendered a judgment that the plaintiffs "take nothing." The Court's decision also eliminated the plaintiffs' unconscionability claim. On June 5, 1998, the plaintiffs' request for re-hearing was denied by the Supreme Court of Texas.

Note 7 - Other Comprehensive Income and Supplemental Cash Flow Information

Other Comprehensive Income related to the Company's investments in Fixed Maturities and Equity Securities for the six months ended June 30, 1998 and 1997 was:

                                                                                       Six Months Ended         Three Months Ended
                                                                                  -------------------------     -------------------
                                                                                   June 30,       June 30,      June 30,   June 30,
(Dollars in Millions)                                                               1998            1997          1998       1997
---------------------------------------------------------------------------       --------        --------      --------   --------
Increase (Decrease) in Unrealized Gains, Net of
    Reclassification Adjustment for Gains Included in Net Income                   $(55.6)         $(2.9)        $10.8      $24.0
Effect of Income Taxes                                                               19.0            1.0          (3.7)      (8.5)
                                                                                   ------          -----         -----      -----
Increase (Decrease) in Accumulated Other Comprehensive Income                      $(36.6)         $(1.9)        $ 7.1      $15.5
                                                                                   ======          =====         =====      =====

The Company's Investments in Investees are accounted for under the equity method of accounting and, accordingly, changes in the fair value of the Company's investments in Investees are excluded from the determination of Total Comprehensive Income and Other Comprehensive Income under SFAS No. 130. Total Comprehensive Income for the six months ended June 30, 1998 and 1997 was $75.6 million and $33.0 million, respectively. Total Comprehensive Income for the three months ended June 30, 1998 and 1997 was $43.3 million and $16.7 million, respectively.

Note 8 - Business Segments

Segment Revenues and Operating Profit for the six and three months ended June 30, 1998 and 1997 were:


                                                                Six Months Ended                     Three Months Ended
                                                            ---------------------------           -------------------------
                                                             June 30,          June 30,           June 30,         June 30,
(Dollars in Millions)                                          1998              1997               1998             1997
----------------------------------------------------        ---------          --------           --------         --------
Revenues:
Property and Casualty Insurance:

  Premiums                                                    $336.7            $362.4              $165.8          $182.5
  Net Investment Income                                         22.1              25.0                11.0            12.3
                                                              ------            ------              ------          ------
  Total Property and Casualty Insurance                        358.8             387.4               176.8           194.8
                                                              ------            ------              ------          ------

Life and Health Insurance:
  Premiums                                                     246.3             254.5               127.3           127.4
  Net Investment Income                                         64.9              62.9                34.4            31.9
                                                              ------            ------              ------          ------
  Total Life and Health Insurance                              311.2             317.4               161.7           159.3
                                                              ------            ------              ------          ------

Consumer Finance                                                56.4              63.8                28.1            32.4
                                                              ------            ------              ------          ------
Total Segment Revenues                                         726.4             768.6               366.6           386.5
                                                              ------            ------              ------          ------

Net Gains on Sales of Investments                               66.5               3.1                 5.6             1.8
Other                                                              -               0.9                (0.2)            2.2
                                                              ------            ------              ------          ------

Total Revenues                                                $792.9            $772.6              $372.0          $390.5
                                                              ======            ======              ======          ======
Income before Income Taxes and
  Equity in Net Income of Investees:
    Property and Casualty Insurance                           $ 22.8            $ 29.0              $  4.0          $ 10.5
    Life and Health Insurance                                   23.4              25.1                15.9            14.3
    Consumer Finance                                            11.0               4.2                 5.1             1.0
                                                              ------            ------              ------          ------
    Total Segment Operating Profit                              57.2              58.3                25.0            25.8
                                                              ------            ------              ------          ------

Net Gains on Sales of Investments                               66.5               3.1                 5.6             1.8
Other, Net Income (Expense)                                     (1.7)             (1.7)               (1.1)            0.6
                                                              ------            ------              ------          ------

Income before Income Taxes and
  Equity in Net Income of Investees                           $122.0            $ 59.7              $ 29.5          $ 28.2
                                                              ======            ======              ======          ======

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Property and Casualty Insurance

                                            Six Months Ended           Three Months Ended
                                          --------------------        --------------------
                                          June 30,    June 30,        June 30,    June 30,
(Dollars in Millions)                       1998        1997            1998        1997
------------------------------------      -------     --------        --------    --------
Premiums                                   $336.7      $362.4         $165.8       $182.5
Net Investment Income                        22.1        25.0           11.0         12.3
                                           ------      ------         ------       ------
Total Revenues                             $358.8      $387.4         $176.8       $194.8
                                           ======      ======         ======       ======
Operating Profit                           $ 22.8      $ 29.0         $  4.0       $ 10.5
                                           ======      ======         ======       ======

Premiums in the Property and Casualty Insurance segment decreased by $25.7 million and $16.7 million, respectively, for the six and three months ended June 30, 1998, compared to the same periods in 1997 due primarily to lower volume of automobile insurance. The Company anticipates that Premiums in the Property and Casualty Insurance segment will continue to decrease for the remaining six months of 1998, compared to the same period in 1997. Net Investment Income in the Property and Casualty Insurance segment decreased $2.9 million and $1.3 million, respectively, due to lower yields on investments and a lower level of investments. Operating Profit in the Property and Casualty Insurance segment decreased by $6.2 million and $6.5 million, respectively. Losses directly attributable to storms increased by $8.1 million and $3.9 million, respectively.

Life and Health Insurance

                                            Six Months Ended           Three Months Ended
                                          --------------------        --------------------
                                          June 30,    June 30,        June 30,    June 30,
(Dollars in Millions)                       1998        1997            1998        1997
------------------------------------      -------     --------        --------    --------
Premiums                                   $246.3      $254.5          $127.3      $127.4
Net Investment Income                        64.9        62.9            34.4        31.9
                                           ------      ------          ------      ------
Total Revenues                             $311.2      $317.4          $161.7      $159.3
                                           ======      ======          ======      ======
Operating Profit                           $ 23.4      $ 25.1          $ 15.9      $ 14.3
                                           ======      ======          ======      ======

Premiums in the Life and Health Insurance segment decreased by $8.2 million and $0.1 million, respectively, for the six and three months ended June 30, 1998, compared to the same periods in 1997 due primarily to lower volume, partially offset by premiums of $9.4 million resulting from the acquisition of The Reliable Life Insurance Company ("Reliable") See Note 3 Acquisition of The Reliable Life Insurance Company. Operating Profit in the Life and Health Insurance segment decreased by $1.7 million for the six months ended June 30, 1998, compared to the same period in 1997 due primarily to costs associated with the elimination of certain management and administrative positions and lower amortization of gains deferred on the ceding of certain in-force business, partially offset by Operating Profit resulting from the acquisition of Reliable. Operating Profit in the Life and Health Insurance segment increased by $1.6 million for the three months ended June 30, 1998, compared to the same period in 1997 due primarily to the Reliable acquisition.

On July 13, 1998, the Company announced that its subsidiary, United Insurance Company of America, had entered into an agreement to acquire NationalCare Insurance Company ("NationalCare") and its wholly-owned subsidiary, Reserve National Insurance Company ("Reserve National"), in a cash transaction. NationalCare and Reserve National specialize in the sale of limited benefit accident and health insurance products to persons primarily in rural areas. For the year ended December 31,1997, NationalCare and Reserve National had statutory premium revenues of approximately $115 million and assets of approximately $125 million. The acquisition is subject to various regulatory approvals and to approval by the shareholders of NationalCare, which is privately held. The acquisition is expected to close at or about the end of the third quarter. The acquisition will be accounted for by the purchase method and, accordingly, NationalCare and Reserve National's operations will be included in the Company's financial statements from the date of acquisition.

Consumer Finance

                                                     Six Months Ended                                    Three Months Ended
                                               ----------------------------------                   -----------------------------
                                               June 30,                  June 30,                   June 30,             June 30,
(Dollars in Millions)                            1998                      1997                       1998                 1997
------------------------------------           -------                   --------                   --------             --------
Revenues                                        $56.4                      $63.8                      $28.1                $32.4
                                                =====                      =====                      =====                =====

Operating Profit                                $11.0                      $ 4.2                      $ 5.1                $ 1.0
                                                =====                      =====                      =====                =====

Revenues in the Consumer Finance segment decreased by $7.4 million and $4.3 million, respectively, for the six and three months ended June 30, 1998, compared to the same periods in 1997, as a result of a lower level of loans outstanding. Operating Profit in the Consumer Finance segment increased by $6.8 million and $4.1 million, respectively, due primarily to lower provision for loan losses.

Net Gains on Sales of Investments

Net Gains on Sales of Investments were $66.5 million and $5.6 million, respectively, for the six and three months ended June 30, 1998, compared to $3.1 million and $1.8 million, respectively, for the same periods in 1997. Net Gains on Sales of Investments for the second quarter of 1998 included the sale of certain investment real estate. Net Gains on Sales of Investments increased for the first quarter of 1998 due primarily to the redemption of the Company's investment in Navistar International Corporation ("Navistar") $6.00 Cumulative Convertible Preferred Stock, Series G and the disposition of the Company's investment in ITT Corporation ("ITT") common stock. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

Year 2000

The Year 2000 issue (i.e. the ability of computer systems to accurately identify and process dates beginning with the year 2000 and beyond) affects virtually all companies and organizations. Some of the Company's computer systems are already Year 2000 compliant. However, certain of the Company's computer systems use only two digits to identify a year in a date field. For example, the year 2000 would be represented in these systems as "00," but would in many cases be interpreted by the computer as "1900" rather than "2000," thereby potentially resulting in processing errors.

The ability to process information in a timely and accurate manner is vital to the Company's data-intensive insurance and consumer finance businesses. The Company recognizes that the computer systems used by these businesses must be Year 2000 compliant by December 31, 1999 and, in some instances, well in advance of that date (e.g., by January 1999 in the case of certain property and casualty insurance policies with one-year terms expiring on or after January 1, 2000). The Company is taking steps it deems appropriate to meet this challenge, including rewriting existing computer applications to be Year 2000 compliant and replacing other existing computer applications with new applications that improve functionality in addition to being Year 2000 compliant. The Company is also reviewing the Year 2000 issue with key service providers. The goal of the Company and its operating companies is to be substantially "Year 2000" compliant by March 31, 1999, although there can be no assurances that this goal will be met. If one or more of the Company's operating companies, key service providers or investee companies fails to make its computer systems Year 2000 compliant by the necessary dates, such failure could adversely affect the Company's operations and financial results.

Expense recognized directly related to rewriting existing applications or replacing existing applications with new Year 2000 compliant applications totaled $4.7 million and $3.0 million for the six months ended June 30, 1998 and 1997, respectively. Expense recognized directly related to rewriting existing applications or replacing existing applications with new Year 2000 compliant applications totaled $2.3 million and $1.9 million for the three months ended June 30, 1998 and 1997, respectively.

Equity in Net Income of Investees

Equity in Net Income of Investees was income of $31.6 million and $16.4 million, respectively, for the six and three months ended June 30, 1998, compared to a loss of $5.3 million and $18.1 million, respectively, for the same periods in 1997. Equity in Net Income of Investees for the six and three months ended June 30, 1997 includes an after-tax charge of $31.8 million primarily related to Unitrin's proportionate share of an investee's announced charge for the write-off of in-process research and development activities.

Baker Hughes Incorporated ("Baker Hughes") and Western Atlas are parties to a merger agreement whereby, based on the price of Baker Hughes common stock, Baker Hughes would issue between approximately 2.3 shares and 2.7 shares of Baker Hughes common stock in exchange for each share of Western Atlas common stock outstanding. If the announced merger is completed based on current merger terms and market conditions, the Company expects to recognize an after-tax accounting gain in the range of $400 million to $500 million, or $10 per common share to $12 per common share. The amount of the gain is dependent on the number of shares of Baker Hughes common stock ultimately issued to Western Atlas shareholders in the transaction, as well as the price of Baker Hughes common stock at the closing date. The Company owns approximately 12.7 million shares of Western Atlas common stock. It is expected that the transaction will be tax-free to the Company.

The Company currently owns approximately 23.1% of Western Atlas' outstanding common stock and, accordingly accounts for its investment in Western Atlas under the equity method of accounting. If the Baker Hughes-Western Atlas merger is completed, the Company's ownership percentage of the newly combined company would decrease to the range of 10% to 11% and the Company would no longer apply the equity method of accounting. As a result of this change, the Company expects that its annual net income would decrease by approximately $6.5 million based upon Western Atlas' net income from continuing operations for the trailing twelve-month period ended June 30, 1998 and assuming that Baker Hughes continues to pay dividends after the merger at its current rate.

Other Items

Other, Net Income (Expense) decreased by $1.7 million for the three months ended June 30, 1998, compared to the same period in 1997, due primarily to lower corporate investment income resulting from the redemption of the Company's investment in Navistar, partially offset by lower interest expense.

During the first six months of 1998, the Company repurchased 219,000 shares of its common stock in open market transactions at an aggregate cost of $15.0 million. The repurchases were made with general corporate funds. At June 30, 1998, the Company had approximately 2.6 million shares remaining under the existing Board of Directors repurchase authorizations.

At June 30, 1998, the unused commitment under the Company's revolving credit facility was $264.0 million. In addition, for the remainder of 1998, the Company's subsidiaries would be able to pay approximately $247.3 million in dividends to the Company without prior regulatory approval.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and for Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. SFAS No. 133 is effective for years beginning after June 15, 1999, with earlier adoption permitted. The Company believes that the effect of adoption of SFAS No. 133 will not be material.

In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize qualifying computer software costs incurred during the application development stage. SOP No. 98-1 is effective for fiscal years beginning after December 31, 1998, with earlier adoption permitted. The Company intends to adopt SOP No. 98-1 in 1999. The Company has not determined the effect of adoption.

Caution Regarding Forward-Looking Statements

Management's Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Condensed Consolidated Financial Statements (including the notes thereto) contain forward-looking statements, which usually include words such as "believe(s)," "goal(s)," "estimate(s)," "anticipate(s)" and similar expressions. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in such statements. Such risks and uncertainties include, but are not limited to, those described under this Item 2 above, changes in economic factors (such as interest rates), changes in competitive conditions (including availability of labor with required technical or other skills), the number and severity of insurance claims (including those associated with catastrophe losses), governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations) and adverse judgments in litigation to which the Company or its subsidiaries are parties. No assurances can be given that the results contemplated in any forward-looking statements will be achieved. The Company assumes no obligation to release publicly any revisions to any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 6 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Unitrin, Inc. was held on May 13, 1998 for the purpose of electing eight directors and to consider and act upon a proposal to approve the Unitrin, Inc. 1998 Bonus Plan for Senior Executives (the "Plan").

The final tabulation for each of the eight nominees for director is as follows:

                                          Votes               Votes
            Nominee                        For               Withheld
--------------------------------    ----------------    ----------------
James E. Annable                          33,447,708             395,816
Reuben L. Hedlund                         33,450,967             392,557
Jerrold V. Jerome                         33,443,663             399,861
William E. Johnston, Jr.                  33,214,348             629,176
George A. Roberts                         33,424,155             419,369
Fayez S. Sarofim                          33,444,688             398,836
Henry E. Singleton                        32,100,502           1,743,022
Richard C. Vie                            33,445,022             398,502

Shareholders approved the Plan by the following votes: 31,450,094 votes for approval, 1,756,800 votes against, and 636,630 votes abstained.

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

     10.2 Unitrin, Inc. 1997 Stock Option Plan (Incorporated herein by reference to Exhibit A if the Company's Proxy Statement, dated April 9, 1997, in connection with Unitrin's annual meeting of shareholders.)

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

              Jerrold V. Jerome (Chairman)
              Richard C. Vie (President and Chief Executive Officer) David F. Bengston (Vice President)
              James W. Burkett (Vice President)
              Thomas H. Maloney (Vice President & General Counsel)
              Eric J. Draut (Vice President, Treasurer & Chief Financial
              Officer)
              Scott Renwick (Secretary)
              Donald G. Southwell (Vice President)

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

    10.7 1998 Bonus Plan for Senior Executives (Incorporated herein by reference to Exhibit A of the Company's Proxy Statement, dated April 9, 1998, in connection with Unitrin's annual meeting of shareholders.)

    10.8 Amended and Restated Credit Agreement, dated September 17, 1997 among Unitrin, Inc., the Lenders party thereto, and NationsBank of Texas, N.A. as Administrative Agent (Incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

    27    Financial Data Schedule

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Unitrin, Inc.



Date:  August 3, 1998                     /s/ Richard C. Vie
                                          -------------------------------------
                                          Richard C. Vie
                                          President and Chief Executive Officer


Date:  August 3, 1998                     /s/ Richard Roeske
                                          -------------------------------------
                                          Richard Roeske
                                          Corporate Controller
                                          (Principal Accounting Officer)