Form 10-K405/A
period 1997-12-31
UNITRIN INC
filed 1998-10-29
CIK 860748

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                               FORM 10-K/A  No. 1

 (Mark One)


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from N/A to N/A.
                                                             ---    ---



                        Commission file number 0-18298


                                 UNITRIN, INC.

            (Exact Name of Registrant as Specified in its Charter)


           Delaware                                             95-4255452
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)


     One East Wacker Drive
       Chicago, Illinois                                            60601

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

         Yes [X]                                            No [  ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing market price of Registrant's common stock on December 31, 1997, the aggregate market value of such stock held by non-affiliates of Registrant is approximately $1.7 billion. Solely for purposes of this calculation, all executive officers and directors of Registrant are considered affiliates.

     Registrant had 37,584,928 shares of common stock outstanding as of December 31, 1997.

________________________________________________________________________________

                          AMENDMENT NO. 1 TO FORM 10-K


This Form 10-K/A No. 1, filed with the Securities and Exchange Commission on October 29, 1998, amends and restates in its entirety Item 14 of the 1997 Annual Report on Form 10-K of Unitrin, Inc. ("Unitrin" or the "Company") which was filed March 6, 1998:

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


               The consolidated financial statements of Litton Industries, Inc., a fifty percent or less owned person, are filed as Exhibit 99 hereof and are incorporated by reference into this Item 14.

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

                  Jerrold V. Jerome (Chairman)
                  Richard C. Vie (President and Chief Executive Officer)
                  David F. Bengston (Vice President)
                  James W. Burkett (Vice President)
                  Thomas H. Maloney (Vice President and General Counsel)
                  Eric J. Draut (Vice President, Treasurer, and Chief Financial
                   Officer)
                  Donald G. Southwell (Vice President)
                  Scott Renwick (Secretary)


            (Note: Each of the foregoing agreements is identical except that the severance compensation multiple is 2.99 for Messrs. Jerome and Vie and 2.0 for the other executive officers. The term of these agreements has been extended by action of Unitrin's board of directors through December 31, 1998.)

     10.6 Severance Compensation Plan After Change of Control (incorporated herein by reference to Exhibit 10.6 to the Company's 1994 Annual Report on Form 10-K; the term of this plan has been extended by action of Unitrin's board of directors through December 31, 1998)

     10.7 Description of Bonus Plan for Senior Executives dated August 6, 1997 (incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
            1997)

     10.8 Amended and Restated Credit Agreement, dated September 17, 1997 among Unitrin, Inc., the Lenders party thereto, and NationsBank of Texas, N.A. (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

     13.1 Financial Statements (included as Exhibit 13.1 to Unitrin's 1997 Annual Report on Form 10-K, filed March 6, 1998)

     13.2 MD&A (included as Exhibit 13.2 to Unitrin's 1997 Annual Report on Form 10-K, filed March 6, 1998)

     13.3 Financial Highlights (included as Exhibit 13.3 to Unitrin's 1997 Annual Report on Form 10-K, filed March 6, 1998)

     21 Subsidiaries of Unitrin, Inc. (included as Exhibit 21 to Unitrin's 1997 Annual Report on Form 10-K, filed March 6, 1998)

     23.1 Reports of KPMG Peat Marwick LLP (included in Exhibit 13.1 and filed as Exhibit 23.1 to Unitrin's 1997 Annual Report on Form 10-K, filed March 6, 1998)

     23.2 Consent of KPMG Peat Marwick LLP (included as Exhibit 23.2 to Unitrin's 1997 Annual Report on Form 10-K, filed March 6, 1998)

     23.3 Report of Deloitte & Touche LLP (included in Exhibit 99 of this Form 10-K/A No. 1)

     23.4   Consent of Deloitte & Touche LLP (filed with this Form 10-K/A No. 1)

     24 Power of Attorney (included on the signature page of Unitrin's 1997 Annual Report on Form 10-K, filed March 6, 1998)

     27 Financial Data Schedule (included as Exhibit 27 to Unitrin's Annual Report on Form 10-K, filed March 6, 1998)

     99 The consolidated financial statement of Litton Industries, Inc. (incorporated herein by reference to pages F-2 through F-22 of the Form 10-K filed October 13, 1998 by Litton Industries, Inc. (commission file no. 1-03998), for its fiscal year ended July 31,
            1998)

      (b)   Reports on Form 8-K.  None

      (c)   Exhibits.  Included in Item 14(a)3 above.

      (d)   Financial Statement Schedules.  Included in Item 14(a)2 above.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Unitrin, Inc. has duly caused this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on October 29, 1998.


                                       UNITRIN, INC.

                                       (Registrant)

                                   By: /S/ Richard C. Vie*
                                       ------------------
                                       Richard C. Vie
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on October 29, 1998.


       Signature                                               Title
       ---------                                               -----
/S/Richard C. Vie*                        President, Chief Executive Officer and Director
------------------
Richard C. Vie

/S/ Jerrold V. Jerome*                    Chairman of the Board and Director
----------------------
Jerrold V. Jerome

/S/ Eric J. Draut                         Vice President and Chief Financial Officer
-----------------                         (principal financial officer)
Eric J. Draut

/S/ Richard Roeske                        Controller (principal accounting officer)
------------------
Richard Roeske

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