Form 10-Q
period 1998-09-30
UNITRIN INC
filed 1998-11-10
CIK 860748

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




[ X ]          Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 1998
                           ----------------------------------------------------

                                        OR

[_]            Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Transition Period from                             to
                               ---------------------------    -----------------

Commission file                           0-18298
number                      ---------------------------------------------------

                                 Unitrin, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                              95-4255452
-------------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

One East Wacker Drive, Chicago, Illinois                 60601
-------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                                 (312)661-4600
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes        X         No
                             ----------        ----------

39,625,613 shares of common stock, $0.10 par value, were outstanding as of September 30, 1998.

                                 UNITRIN, INC.

                                     INDEX


                                                                   Page
                                                                   ----
PART  I.    Financial Information.

Item  1.    Financial Statements.

            Condensed Consolidated Statements of                    1
            Income for the Nine and Three Months Ended
            September 30, 1998 and 1997 (Unaudited).

            Condensed Consolidated Balance Sheets as of             2
            September 30, 1998  (Unaudited) and
            December 31, 1997.

            Condensed Consolidated Statements of Cash               3
            Flows for the Nine Months Ended
            September 30, 1998 and 1997 (Unaudited).

            Notes to the Condensed Consolidated                    4-8
            Financial Statements (Unaudited).

Item  2.    Management's Discussion and Analysis of                9-13
            Results of Operations and Financial Condition.

PART  II.   Other Information.

Item 1.     Legal Proceedings.                                      14

Item  6.    Exhibits and Reports on Form 8-K.                       14

Signatures                                                          15

                        UNITRIN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                                 Nine Months Ended                 Three Months Ended
                                                             --------------------------        --------------------------
                                                             Sept. 30,        Sept. 30,        Sept. 30,        Sept. 30,
                                                               1998             1997             1998             1997
                                                             ---------        ---------        ---------        ---------
Revenues:
Premiums                                                      $  896.5         $  924.2          $313.5           $307.3
Consumer Finance Revenues                                         84.8             95.2            28.4             31.4
Net Investment Income                                            135.3            132.6            48.3             43.8
Net Gains on Sales of Investments                                554.6              3.2           488.1              0.1
                                                              --------         --------          ------           ------
Total Revenues                                                 1,671.2          1,155.2           878.3            382.6
                                                              --------         --------          ------           ------


Expenses:
Insurance Claims and Policyholders' Benefits                     580.7            600.2           202.1            201.8
Insurance Expenses                                               374.6            362.6           134.8            117.1
Consumer Finance Expenses                                         71.1             89.9            24.2             27.3
Interest and Other Expenses                                        9.0              9.3             3.4              2.9
                                                              --------         --------          ------           ------
Total Expenses                                                 1,035.4          1,062.0           364.5            349.1
                                                              --------         --------          ------           ------


Income before Income Taxes and Equity
   in Net Income of Investees                                    635.8             93.2           513.8             33.5
Income Tax Expense                                               221.5             31.8           180.1             12.3
                                                              --------         --------          ------           ------
Income before Equity in Net Income of Investees                  414.3             61.4           333.7             21.2
Equity in Net Income of Investees                                 49.8             10.5            18.2             15.8
                                                              --------         --------          ------           ------

Net Income                                                    $  464.1         $   71.9          $351.9           $ 37.0
                                                              ========         ========          ======           ======

Net Income Per Share                                          $  11.92         $   1.92          $ 8.72           $ 0.99
                                                              ========         ========          ======           ======

Net Income Per Share Assuming Dilution                        $  11.85         $   1.89          $ 8.69           $ 0.97
                                                              ========         ========          ======           ======

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)

                                                                               September 30,     December 31,
                                                                                    1998             1997
                                                                               -------------     ------------
                                                                                (Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized
   Cost: 1998 - $2,697.3; 1997 - $2,274.4)                                        $2,789.8         $2,315.4
Equity Securities at Fair Value
  (Cost: 1998 - $831.0; 1997 - $131.0)                                               893.4            245.7
Investees at Cost Plus Cumulative Undistributed Earnings
  (Fair Value: 1998 - $1,144.6; 1997 - $2,031.7)                                     563.4            705.8
Other                                                                                239.0            181.6
                                                                                  --------         --------
Total Investments                                                                  4,485.6          3,448.5
                                                                                  --------         --------

Cash                                                                                  10.6             14.5
Consumer Finance Receivables                                                         524.5            543.6
Other Receivables                                                                    301.0            335.4
Deferred Policy Acquisition Costs                                                    340.5            237.1
Other Assets                                                                         476.9            341.6
                                                                                  --------         --------
Total Assets                                                                      $6,139.1         $4,920.7
                                                                                  ========         ========

Liabilities and Shareholders' Equity:
Insurance Reserves:
Life and Health                                                                   $1,995.7         $1,567.5
Property and Casualty                                                                463.0            468.5
                                                                                  --------         --------
Total Insurance Reserves                                                           2,458.7          2,036.0
                                                                                  --------         --------

Investment Certificates                                                              529.8            566.4
Accrued and Deferred Income Taxes                                                    435.1            187.8
Notes Payable                                                                        185.4             81.1
Accrued Expenses and Other Liabilities                                               526.1            516.4
                                                                                  --------         --------
Total Liabilities                                                                  4,135.1          3,387.7
                                                                                  --------         --------

Shareholders' Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized;
   39,625,613 and 37,584,928 Shares Issued and Outstanding at
  September 30, 1998 and December 31, 1997                                             4.0              3.8
Paid-in Capital                                                                      430.8            217.8
Retained Earnings                                                                  1,468.6          1,209.7
Accumulated Other Comprehensive Income                                               100.6            101.7
                                                                                  --------         --------
Total Shareholders' Equity                                                         2,004.0          1,533.0
                                                                                  --------         --------
Total Liabilities and Shareholders' Equity                                        $6,139.1         $4,920.7
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

                        UNITRIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                            ------------------------------
                                                                            September 30,    September 30,
                                                                                1998             1997
                                                                            -------------    -------------
Operating Activities:
Net Income                                                                    $  464.1         $   71.9
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operations:
   Change in Deferred Policy Acquisition Costs                                     9.1             13.4
   Equity in Net Income of Investees before Taxes                                (76.2)           (15.7)
   Cash Dividends from Investee                                                    1.1              1.1
   Amortization of Investments                                                    17.5             17.1
   Increase in Insurance Reserves and Unearned Premiums                            1.1             19.1
   Increase in Accrued and Deferred Income Taxes                                 205.3              4.7
   Decrease in Accrued Expenses and Other Liabilities                             (6.5)           (20.5)
   Net Gains on Sales of Investments                                            (554.6)            (3.2)
   Provision for Loan Losses                                                      16.7             28.5
   Other, Net                                                                     32.5              9.0
                                                                              --------         --------
Net Cash Provided by Operating Activities                                        110.1            125.4
                                                                              --------         --------

Investing Activities:
Sales and Maturities of Fixed Maturities                                         498.5            313.6
Purchases of Fixed Maturities                                                   (464.7)          (426.0)
Sales and Redemptions of Equity Securities                                        90.8             38.2
Purchases of Equity Securities                                                   (17.9)           (12.2)
Acquisition of Reserve National                                                  (98.5)              -
Change in Consumer Finance Receivables                                             4.2              3.2
Change in Short-term Investments                                                  13.7              5.7
Other, Net                                                                       (17.6)           (27.2)
                                                                              --------         --------
Net Cash Provided (Used) by Investing Activities                                   8.5           (104.7)
                                                                              --------         --------

Financing Activities:
Change in Investment Certificates                                                (36.6)            15.8
Changes in Universal Life and Annuity Accounts                                     7.7              8.5
Notes Payable Proceeds                                                           367.9            380.0
Notes Payable Payments                                                          (274.4)          (345.5)
Cash Dividends Paid                                                              (75.1)           (67.3)
Common Stock Repurchases                                                        (115.4)           (20.7)
Other, Net                                                                         3.4              9.2
                                                                              --------         --------
Net Cash Used by Financing Activities                                           (122.5)           (20.0)
                                                                              --------         --------
Increase (Decrease) in Cash                                                       (3.9)             0.7
Cash, Beginning of Year                                                           14.5             17.0
                                                                              --------         --------
Cash, End of Period                                                           $   10.6         $   17.7
                                                                              ========         ========

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1--Basis of Presentation

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

Note 2--Summary of Accounting Policies

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Under SFAS No. 130, enterprises that provide a full set of financial statements that report financial position, results of operations and cash flows should also include a Statement of Comprehensive Income. Under SFAS No. 130, enterprises that provide interim financial statements to shareholders should disclose total comprehensive income. See Note 7--Other Comprehensive Income and Supplemental Cash Flow Information.

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

Note 3--Acquisition of Businesses

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

(Dollars in Millions)
---------------------------------------------
Value of Unitrin Common Stock Issued              $197.7
Cash and Other Transaction Costs                     0.7
                                                 -------
Purchase Price                                    $198.4
                                                 =======

The acquisition has been accounted for by the purchase method and, accordingly, the operations of Reliable are included in the Company's financial statements from the date of acquisition. Based on the Company's preliminary allocation of the purchase price, assets acquired and liabilities assumed in connection with the acquisition of Reliable were:

(Dollars in Millions)
----------------------------------------------
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
                                                    =======

On September 30, 1998, United Insurance Company of America, a subsidiary of the Company, completed its acquisition of NationalCare Insurance Company ("NationalCare") and its wholly-owned subsidiary, Reserve National Insurance Company ("Reserve National"), in a cash transaction for $98.5 million. For the year ended December 31, 1997, NationalCare and Reserve National had statutory premium revenues of approximately $115 million and assets of approximately $125 million. The acquisition has been accounted for by the purchase method and, accordingly, NationalCare and Reserve National's operations will be included in the Company's financial statements from the date of acquisition. The Company has not yet allocated the purchase price to the net assets acquired. Accordingly, the entire purchase price has been reflected in Other Assets in the Condensed Consolidated Balance Sheet at September 30, 1998.

Note 4 -- Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution determined in accordance with SFAS No. 128, "Earnings Per Share" for the nine and three months ended September 30, 1998 and 1997 was as follows:

                                                             Nine Months Ended                   Three Months Ended
                                                      -------------------------------     --------------------------------
(Dollars and Shares in Millions,                      September 30,     September 30,     September 30,      September 30,
Except Per Share Amounts)                                  1998             1997              1998                1997
---------------------------------------------         -------------     -------------     --------------     -------------
Net Income                                                $464.1          $71.9               $351.9            $37.0
Dilutive Effect on Net Income from
   Investees' Equivalent Shares                             (1.0)          (0.7)                (0.3)            (0.3)
                                                        -----------     -------------     --------------     -------------
Net Income Assuming Dilution                              $463.1          $71.2               $351.6            $36.7
                                                        ===========     =============     ==============     =============
Weighted Average Common Shares Outstanding                  38.9           37.4                 40.4             37.5
Dilutive Effect of Unitrin Stock Option Plans                0.2            0.2                  0.1              0.2
                                                        -----------     -------------     --------------     -------------
Weighted Average Common Shares and
   Equivalent Shares Outstanding Assuming Dilution          39.1           37.6                 40.5             37.7
                                                        ===========     =============     ==============     =============
Net Income Per Share                                      $11.92          $1.92               $ 8.72            $0.99
                                                        ===========     =============     ==============     =============
Net Income Per Share Assuming Dilution                    $11.85          $1.89               $ 8.69            $0.97
                                                        ===========     =============     ==============     =============

                                       5

Note 5--Investment in Investees

Unitrin accounts for its Investments in Investees (Curtiss-Wright Corporation, Litton Industries, Inc. ("Litton"), UNOVA, Inc., and Western Atlas Inc. ("Western Atlas")) under the equity method of accounting using the most recent publicly-available financial reports and other publicly-available information. The Company's investments in Litton and Western Atlas exceeded 10% of Shareholders' Equity at December 31, 1997. Summarized financial information for Litton and Western Atlas is presented below.

The amounts included in Unitrin's financial statements for Litton represent amounts reported by Litton for periods ending two months earlier. Accordingly, amounts included in these financial statements represent the amounts reported by Litton for the nine and three month periods ended July 31, 1998 and 1997. Summarized financial information reported by Litton for such periods was:

                                         Nine Months Ended   Three Months Ended
                                         ------------------  ------------------
                                         July 31,  July 31,  July 31,  July 31,
(Dollars in Millions)                      1998      1997      1998      1997
---------------------------------------  --------  --------  --------  --------
Revenues                                 $3,360.9  $3,126.7  $1,244.0  $1,070.6
                                         ========  ========  ========  ========

Cost of Sales                            $2,590.5  $2,441.7  $  964.1  $  826.7
                                         ========  ========  ========  ========

Income from Continuing Operations        $  137.9  $  122.2  $   50.5  $   44.0
                                         ========  ========  ========  ========

Net Income                               $  137.9  $  122.2  $   50.5  $   44.0
                                         ========  ========  ========  ========

Based on the most recently available public information, Unitrin's voting percentage in Litton common stock at September 30, 1998 was approximately 27.5%.

The amounts included in Unitrin's financial statements for Western Atlas represent amounts reported by Western Atlas for periods ending three months earlier. Accordingly, amounts included in these financial statements represent the amounts reported by Western Atlas for the nine and three month periods ended June 30, 1998 and 1997. Summarized financial information reported by Western Atlas for such periods was:

                                     Nine Months Ended     Three Months Ended
                                    -------------------    -------------------
                                    June 30,   June 30,    June 30,   June 30,
(Dollars in Millions)                 1998       1997        1998       1997
----------------------------------  --------   --------    --------   --------

Revenues                            $1,476.9   $1,182.5     $546.7    $ 418.5
                                    ========   ========     ======    =======

Costs and Expenses                  $1,233.9   $1,037.8     $471.2    $ 371.0
                                    ========   ========     ======    =======

Income from Continuing Operations   $  101.7   $   51.5     $ 36.3    $  16.6
                                    ========   ========     ======    =======

Net Income                          $  104.5   $ (102.6)    $ 36.3    $(170.0)
                                    ========   ========     ======    =======

                                       6

In August 1998, the Company exchanged its investment in its investee, Western Atlas, for common stock in Baker Hughes Incorporated ("Baker Hughes") upon the acquisition of Western Atlas by Baker Hughes in a merger transaction. Revenues for the nine and three months ended September 30, 1998 include an accounting gain of $487.4 million resulting from the merger of Western Atlas into Baker Hughes.

Prior to the merger of Western Atlas into Baker Hughes, the Company owned approximately 23.1% of Western Atlas and accounted for its investment in Western Atlas under the equity method of accounting. Accordingly, Equity in Net Income of Investees for the nine and three months ended September 30, 1998 includes the Company's proportionate share of Western Atlas' income earned prior to the merger. As a result of the merger, the Company owns approximately 11% of Baker Hughes common stock. Since the Company owns less than 20% of Baker Hughes, the equity method does not apply and, accordingly, the Company does not record a pro-rata share of Baker Hughes' reported earnings in the Company's earnings.

The Company's equity in the net income of Western Atlas for the nine months ended September 30, 1997 includes an after-tax charge of $31.8 million related primarily to Unitrin's proportionate share of Western Atlas' announced charge for the write-off of in-process research and development activities.

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

In connection with one action, Ronnie Dale Bleeker v. Trinity Universal Insurance Company ("Trinity"), et al., the District Court of Hildalgo County, Texas, on February 9, 1995 entered a judgment in the amount of $77.0 million, including attorney's fees of $38.5 million, against Trinity, one of the Company's subsidiaries. The case involves an accident in which Ronnie Bleeker, a former insured of Trinity under a $40 thousand automobile insurance policy, while driving his truck struck another truck parked alongside a road, killing one person and injuring several others. Suit was filed against Bleeker by the injured parties (the "Claim Case"). In 1993, the plaintiffs in the case were awarded damages in excess of $9 million. In 1994, these plaintiffs, acting as assignees of a purported claim by Bleeker against Trinity, filed suit against Trinity (the "Bad Faith Case") alleging that negligent claim handling by Trinity led to the large verdict against Bleeker in the Claim Case. The Bad Faith Case was tried in 1995 and resulted in the judgment against Trinity described above. Trinity appealed the judgment to the Thirteenth Court of Appeals in Corpus Cristi, Texas. On February 27, 1997, the court of appeals affirmed in part and reversed in part the judgment of the trial court, reducing the judgment to $12.8 million plus interest, and remanding the case for a new trial on the plaintiffs' claim of unconscionability. Trinity filed an application for writ of error in the Supreme Court of Texas. On April 14, 1998, the Supreme Court of Texas unanimously ruled in Trinity's favor and rendered a judgement that the plaintiffs "take nothing." The Court's decision also eliminated the plaintiffs' unconscionability claim. On June 5, 1998, the plaintiffs' request for re-hearing was denied by the Supreme Court of Texas.

Note 7 - Other Comprehensive Income and Supplemental Cash Flow Information

Other Comprehensive Income related to the Company's investments in Fixed Maturities and Equity Securities for the nine and three months ended September 30, 1998 and 1997 was:

                                                                          Nine Months Ended              Three Months Ended
                                                                    -----------------------------      -----------------------
                                                                        Sept. 30,       Sept. 30,       Sept. 30,     Sept 30,
(Dollars in Millions)                                                     1998             1997           1998          1997
----------------------------------------------------------------      ------------     ----------       ---------     --------
Increase (Decrease) in Unrealized Gains, Net of
    Reclassification Adjustment for Gains Included in Net Income          $(0.8)         $20.2           $ 54.8        $23.1
Effect of Income Taxes                                                     (0.3)          (7.2)           (19.3)        (8.2)
                                                                          -----          -----           ------        -----
Increase (Decrease) in Accumulated Other Comprehensive Income             $(1.1)         $13.0           $ 35.5        $14.9
                                                                          =====          =====           ======        =====

The Company's Investments in Investees are accounted for under the equity method of accounting and, accordingly, changes in the fair value of the Company's investments in Investees are excluded from the determination of Total Comprehensive Income and Other Comprehensive Income under SFAS No. 130. Total Comprehensive Income for the nine months ended September 30, 1998 and 1997 was $463.0 million and $84.9 million, respectively. Total Comprehensive Income for the three months ended September 30, 1998 and 1997 was $387.4 million and $51.9 million, respectively.

Note 8 -- Business Segments

Segment Revenues and Operating Profit for the nine and three months ended September 30, 1998 and 1997 were:

                                                                   Nine Months Ended                     Three Months Ended
                                                         ------------------------------------     -------------------------------
                                                             Sept. 30,            Sept. 30,          Sept. 30,          Sept 30,
(Dollars in Millions)                                           1998                1997                1998              1997
----------------------------------------------------     ---------------     ----------------     -------------     -------------
Revenues:
Property and Casualty Insurance:
  Premiums                                                      $  495.4             $  544.8            $158.7            $182.4
  Net Investment Income                                             33.0                 37.2              10.9              12.2
                                                         ---------------     ----------------     -------------     -------------
  Total Property and Casualty Insurance                            528.4                582.0             169.6             194.6
                                                         ---------------     ----------------     -------------     -------------
Life and Health Insurance:
  Premiums                                                         401.1                379.4             154.8             124.9
  Net Investment Income                                            103.3                 93.6              38.4              30.7
                                                         ---------------     ----------------     -------------     -------------
  Total Life and Health Insurance                                  504.4                473.0             193.2             155.6
                                                         ---------------     ----------------     -------------     -------------

Consumer Finance                                                    84.8                 95.2              28.4              31.4
                                                         ---------------     ----------------     -------------     -------------
Total Segment Revenues                                           1,117.6              1,150.2             391.2             381.6
                                                         ---------------     ----------------     -------------     -------------

Net Gains on Sales of Investments                                  554.6                  3.2             488.1               0.1
Other                                                               (1.0)                 1.8              (1.0)              0.9
                                                         ---------------     ----------------     -------------     -------------

Total Revenues                                                  $1,671.2             $1,155.2            $878.3            $382.6
                                                         ===============     ================     =============     =============

Income before Income Taxes and
  Equity in Net Income of Investees:
    Property and Casualty Insurance                             $   26.1             $   39.0            $  3.3            $ 10.0
    Life and Health Insurance                                       43.6                 43.8              20.2              18.7
    Consumer Finance                                                15.5                  9.7               4.5               5.5
                                                         ---------------     ----------------     -------------     -------------
    Total Segment Operating Profit                                  85.2                 92.5              28.0              34.2
                                                         ---------------     ----------------     -------------     -------------
Net Gains on Sales of Investments                                  554.6                  3.2             488.1               0.1
Other, Net                                                          (4.0)                (2.5)             (2.3)             (0.8)
                                                         ---------------     ----------------     -------------     -------------
Income before Income Taxes and
  Equity in Net Income of Investees                             $  635.8             $   93.2            $513.8            $ 33.5
                                                         ===============     ================     =============     =============

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Property and Casualty Insurance

                                               Nine Months Ended                   Three Months Ended
                                        -------------------------------     --------------------------------
                                          Sept. 30,         Sept. 30,         Sept. 30,         Sept. 30,
(Dollars in Millions)                       1998              1997              1998               1997
------------------------------------    -------------     -------------     -------------     --------------
Premiums                                $       495.4     $       544.8     $       158.7     $        182.4
Net Investment Income                            33.0              37.2              10.9               12.2
                                        -------------     -------------     -------------     --------------
Total Revenues                          $       528.4     $       582.0     $       169.6     $        194.6
                                        =============     =============     =============     ==============

Operating Profit                        $        26.1     $        39.0     $         3.3     $         10.0
                                        =============     =============     =============     ==============

Premiums in the Property and Casualty Insurance segment decreased by $49.4 million and $23.7 million, respectively, for the nine and three months ended September 30, 1998, compared to the same periods in 1997 due primarily to lower volume, principally the result of the planned cancellation of certain agencies. The Company anticipates that Premiums in the Property and Casualty Insurance segment will continue to decrease as a result of the planned cancellation of certain agencies. Operating Profit in the Property and Casualty Insurance segment decreased by $12.9 million and $6.7 million, respectively. Losses directly attributable to storms increased by $13.2 million and $5.1 million, respectively.

Life and Health Insurance

                                               Nine Months Ended                   Three Months Ended
                                        -------------------------------     --------------------------------
                                          Sept. 30,         Sept. 30,         Sept. 30,         Sept. 30,
(Dollars in Millions)                       1998              1997              1998               1997
------------------------------------    -------------     -------------     -------------     --------------
Premiums                                $       401.1     $       379.4     $       154.8     $        124.9
Net Investment Income                           103.3              93.6              38.4               30.7
                                        -------------     -------------     -------------     --------------
Total Revenues                          $       504.4     $       473.0     $       193.2     $        155.6
                                        =============     =============     =============     ==============

Operating Profit                        $        43.6     $        43.8     $        20.2     $         18.7
                                        =============     =============     =============     ==============

Premiums in the Life and Health Insurance segment increased by $21.7 million and $29.9 million, respectively, for the nine and three months ended September 30, 1998, compared to the same periods in 1997 due primarily to premiums resulting from the acquisition of The Reliable Life Insurance Company ("Reliable") -- See
Note 3 Acquisition of Businesses, partially offset by lower volume. Operating Profit in the Life and Health Insurance segment decreased by $0.2 million for the nine months ended September 30, 1998, compared to the same period in 1997 due primarily to costs associated with the elimination of certain management and administrative positions and lower amortization of gains deferred on the ceding of certain in-force business, partially offset by Operating Profit resulting from the acquisition of Reliable. Operating Profit in the Life and Health Insurance segment increased by $1.5 million for the three months ended September 30, 1998, compared to the same period in 1997 due primarily to the Reliable acquisition.

On September 30, 1998, United Insurance Company of America, a subsidiary of the Company, completed its acquisition of NationalCare Insurance Company ("NationalCare") and its wholly-owned subsidiary, Reserve National Insurance Company ("Reserve National"), in a cash transaction for $98.5 million. NationalCare and Reserve National specialize in the sale of limited benefit accident and health insurance products to persons primarily in rural areas. For the year ended December 31, 1997, NationalCare and Reserve National had statutory premium revenues of approximately $115 million and assets of approximately $125 million. The acquisition has been accounted for by the purchase method and, accordingly, NationalCare and Reserve National's operations will be included in the Company's financial statements from the date of acquisition. The Company has not yet allocated the purchase price to the net assets acquired. Accordingly, the entire purchase price has been reflected in Other Assets in the Condensed Consolidated Balance Sheet at September 30, 1998.

Consumer Finance

                                               Nine Months Ended                   Three Months Ended
                                        -------------------------------     --------------------------------
                                          Sept. 30,         Sept. 30,         Sept. 30,         Sept. 30,
(Dollars in Millions)                       1998              1997              1998               1997
------------------------------------    -------------     -------------     -------------     --------------
Revenues                                $        84.8     $        95.2     $        28.4     $         31.4
                                        =============     =============     =============     ==============

Operating Profit                        $        15.5     $         9.7     $         4.5     $          5.5
                                        =============     =============     =============     ==============

Revenues in the Consumer Finance segment decreased by $10.4 million and $3.0 million, respectively, for the nine and three months ended September 30, 1998, compared to the same periods in 1997, as a result of a lower level of loans outstanding. Operating Profit in the Consumer Finance segment increased by $5.8 million for the nine months ended September 30, 1998, compared to same period in 1997 due primarily to lower provision for loan losses. Operating Profit in the Consumer Finance segment decreased by $1.0 million for the three months ended September 30, 1998, compared to the same period in 1997 due primarily to the lower level of loans outstanding.

Net Gains on Sales of Investments

Net Gains on Sales of Investments were $554.6 million and $488.1 million, respectively, for the nine and three months ended September 30, 1998, compared to $3.2 million and $0.1 million, respectively, for the same periods in 1997. Net Gains on Sales of Investments for the third quarter of 1998 includes an accounting gain of $487.4 million as a result of the Company's exchange of its investment in its investee, Western Atlas Inc. ("Western Atlas"), for common stock in Baker Hughes Incorporated ("Baker Hughes") upon the acquisition of Western Atlas by Baker Hughes in a merger transaction -- See Note 5 Investment in Investees. Net Gains on Sales of Investments for the nine months ended September 30, 1998 also includes gains primarily resulting from the redemption of the Company's investment in Navistar International Corporation ("Navistar") $6.00 Cumulative Convertible Preferred Stock, Series G and the disposition of the Company's investment in ITT Corporation ("ITT") common stock. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

Year 2000

The Year 2000 issue (i.e. the ability of computer systems to accurately identify and process dates beginning with the year 2000 and beyond) affects virtually all companies and organizations. Some of the Company's computer systems are already Year 2000 compliant. However, certain of the Company's computer systems use only two digits to identify a year in a date field. For example, the year 2000 would be represented in these systems as "00," but in many cases might be interpreted by the computer as "1900" rather than "2000," thereby potentially resulting in processing errors.

The ability to process information in a timely and accurate manner is vital to the Company's data-intensive insurance and consumer finance businesses. The Company recognizes that the computer systems used by these businesses must be Year 2000 compliant by December 31, 1999 and, in some instances, well in advance of that date (e.g., by the end of 1998 in the case of certain property and casualty insurance policies with one-year terms expiring on or after January 1,
2000). To meet this challenge, the Company and its subsidiaries have instituted a four-phase Year 2000 program:

     1) Assessment -- Identifying all hardware, software and key service providers posing a Year 2000 exposure and the prioritizing of related Year 2000 projects;

     2) Remediation and Conversion -- Procuring replacement Year 2000 compliant hardware or software (including improvements in functionality in addition to being Year 2000 compliant) or modifying existing software to be Year 2000 compliant;

     3) Validation -- Testing and certification, including review of documented remediation work and test results by technical project teams and key users, of all such critical hardware and software;

     4) Production -- Installing and placing into production all such critical new or remediated hardware and software.

Each of the Company's business segments is responsible for developing and implementing detailed project plans to address its Year 2000 exposure. Each business segment's progress is monitored and reviewed by the Company's Year 2000 Certification Team. The Company's Year 2000 Certification Team is comprised of senior members of the Company Information Systems Audit Group and Data Systems Group and reports to the Company's senior management and Board of Directors on a regular basis. In addition, the Company's insurance subsidiaries are subject to oversight by state insurance regulatory bodies and its consumer finance subsidiary is subject to oversight by the FDIC.

Each of the Company's business segments has completed the Assessment Phase and is in varying stages of completion for the remaining phases. The Company's Property and Casualty Insurance segment has substantially completed all four phases for its mission critical projects and has completed all four phases for 50% of its non-mission critical projects. For purposes of this Year 2000 discussion, the term "mission critical" refers to key business functions, such as the processing of business transactions, regulatory compliance and archival of important records, upon which the Company is materially dependent.

The Company's Life and Health Insurance segment has completed all four phases for 45% of its mission critical projects and all four phases for 50% of its non-mission critical projects. Approximately 55% of the Company's Life and Health Insurance segment's mission critical projects are in the Remediation and Conversion Phase. The Company's Life and Health Insurance segment is comprised primarily of three separate business units operating in different geographical regions and offering similar insurance policies using employee-agents. Each business unit has its unique set of mission critical applications which it uses to process transactions. Should one or two of these business units not achieve Year 2000 compliance, the Company contingently plans to transfer the processing of that business unit's transactions to another of the Company's Life and Health Insurance segment's business units and process transactions manually until the transfer is complete.

The Company's Consumer Finance segment outsources its mission critical data processing to Fiserv, Inc. ("Fiserv"). As a provider of third party data processing services to the banking and financial services industry, Fiserv and the data processing services it provides are subject to limited oversight by the FDIC. By the end of the first quarter of 1999, the Company's Consumer Finance segment is scheduled to migrate from its current Fiserv system to another system that Fiserv is modifying to be Year 2000 compliant. Should the migration of the Company's Consumer Finance segment be unsuccessful, the Company contingently intends to off-load all customer loan and deposit records prior to January 1, 2000 and process customer loans and deposits manually on ledger cards maintained at its 36 branch offices.

The Company has not identified any Year 2000 problems associated with non-information technology systems (e.g. telephone systems, elevators, etc.) that have not either been remediated or replaced, or scheduled to be remediated or replaced prior to January 1, 2000, or which are likely to pose any material risks to the Company's operations.

The Company is also reviewing the Year 2000 issue with key service providers, including banks, brokers and investment custodians, and continually updating its risk assessment, readiness evaluation, action plans and contingency plans related to these service providers. In addition the Company is reviewing the Year 2000 issue as it relates to its investee companies (Curtiss-Wright, Litton and UNOVA; the "Investees") as well as its significant investment in Baker Hughes by reviewing public disclosures concerning Year 2000 readiness made by such companies. The Company has no representatives on any of the Investees' or Baker Hughes' boards of directors and does not otherwise participate in the management of the Investees or Baker Hughes. Accordingly, the Company does not possess any non-public information concerning, assumes no responsibility for, and has no contingency plans for, Year 2000 compliance by the Investees or Baker Hughes.

The goal of the Company is for its Property and Casualty Insurance segment to be substantially Year 2000 compliant by December 31, 1998, for its Consumer Finance segment to be substantially Year 2000 compliant by March 31, 1999, and for its Life and Health Insurance segment to be substantially Year 2000 compliant by June 30, 1999. However, there can be no assurances that this goal will be met. If one or more of the Company's business segments, key service providers or investee companies fails to make its computer systems Year 2000 compliant by the necessary dates, notwithstanding contingency plans currently contemplated, such failure could materially adversely affect the Company's operations and financial results.

Each of the Company's three business segments depends heavily on its computer systems to manage its operations. The Company believes that the most reasonably likely worst case scenario would consist of a combination of Year 2000 failures, including but not limited to the failures discussed above, in the Company's mission critical systems, coupled with Year 2000 failures at one or more of the Investees or Baker Hughes. In such a scenario, the Company might be forced to rely on the manual processing of transactions, or, if feasible, to shift processing to other Company systems or third party data processing vendors, which in either case would likely have a material adverse effect on costs and produce an increased probability of errors and potential legal exposures resulting from such errors. Such a scenario could also result in the loss of revenues, the extent of which is not estimable. In addition, Year 2000 failures at one or more Investees or Baker Hughes could materially affect their earnings, and therefore adversely affect the earnings of the Company and the Company's carrying value of its investment in these companies.

Incremental expense recognized directly related to rewriting and testing existing applications or converting to new Year 2000 compliant applications totaled $8.2 million and $5.0 million for the nine months ended September 30, 1998 and 1997, respectively. Total incremental expense recognized since inception of the Company's Year 2000 program directly related to rewriting and testing existing applications or converting to new Year 2000 compliant applications totaled $21.5 million through September 30, 1998. The Company estimates that the incremental expense necessary to complete its Year 2000 program and directly related to rewriting and testing existing applications or converting to new Year 2000 compliant applications will be approximately $6.6 million. In addition to the above incremental expenses, upon completion of the Company's Year 2000 program, the Company estimates that it will have made capital expenditures, which will be expensed over the useful lives of the assets to which they relate, totaling approximately $16 million to replace existing hardware or software.

NOTE: The foregoing discussion on Year 2000 issues shall be considered "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

Equity in Net Income of Investees

Equity in Net Income of Investees was income of $49.8 million and $18.2 million, respectively, for the nine and three months ended September 30, 1998, compared to income of $10.5 million and $15.8 million, respectively, for the same periods in 1997. The Company's Equity in Net Income of Investees for the nine months ended September 30, 1997 includes an after-tax charge of $31.8 million related primarily to Unitrin's proportionate share of Western Atlas' announced charge for the write-off of in-process research and development activities.

In August 1998, the Company exchanged its investment in its investee, Western Atlas, for common stock in Baker Hughes upon the acquisition of Western Atlas by Baker Hughes in a merger transaction. Prior to the merger of Western Atlas into Baker Hughes, the Company owned approximately 23.1% of Western Atlas and accounted for its investment in Western Atlas under the equity method of accounting. Accordingly, Equity in Net Income of Investees for the nine and three months ended September 30, 1998 includes the Company's proportionate share of Western Atlas' income earned prior to the merger. As a result of the merger, the Company owns approximately 11% of Baker Hughes common stock. Since the Company owns less than 20% of Baker Hughes, the equity method does not apply and, accordingly, the Company does not record a pro-rata share of Baker Hughes' reported earnings in the Company's earnings. However, dividends, when paid by Baker Hughes, will be reflected in the Company's earnings. As a result of this change, the Company estimates that its annual net income would decrease by approximately $6.1 million based upon Western Atlas' net income from continuing operations for the trailing twelve-month period ended June 30, 1998 and assuming that Baker Hughes continues to pay dividends at its current rate.

Other Items

Other, Net Income (Expense) decreased by $1.5 million for both the nine and three months ended September 30, 1998, compared to the same periods in 1997, due primarily to lower corporate investment income resulting from the redemption of the Company's investment in Navistar, partially offset by lower interest expense.

During the first nine months of 1998, the Company repurchased 1,792,300 shares of its common stock in open market transactions at an aggregate cost of $115.4 million. The repurchases were made with general corporate funds. At September 30, 1998, the Company had approximately one million shares remaining under the existing Board of Directors repurchase authorizations. On October 28, 1998, the Company's Board of Directors increased the Company's repurchase authorization by an additional three million shares. Immediately prior to the additional authorization, the Company had approximately 750 thousand shares remaining under the existing Board of Directors repurchase authorizations.

At September 30, 1998, the unused commitment under the Company's revolving credit facility was $161.0 million. In addition, for the remainder of 1998, the Company's subsidiaries would be able to pay approximately $244.6 million in dividends to the Company without prior regulatory approval.

Accounting Changes

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Under SFAS No. 130, enterprises that provide a full set of financial statements that report financial position, results of operations and cash flows should also include a Statement of Comprehensive Income. Under SFAS No. 130, enterprises that provide interim financial statements to shareholders should disclose total comprehensive income. See Note 7 -- Other Comprehensive Income and Supplemental Cash Flow Information.

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

Caution Regarding Forward-Looking Statements

Management's Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Condensed Consolidated Financial Statements (including the notes thereto) contain forward-looking statements, which usually include words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)" and similar expressions. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in such statements. Such risks and uncertainties include, but are not limited to, those described under this Item 2 above, changes in economic factors (such as interest rates), changes in competitive conditions (including availability of labor with required technical or other skills), the number and severity of insurance claims (including those associated with catastrophe losses), governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations) and adverse judgments in litigation to which the Company or its subsidiaries are parties. No assurances can be given that the results contemplated in any forward-looking statements will be achieved. The Company assumes no obligation to release publicly any revisions to any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report.

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

    27    Financial Data Schedule

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Unitrin, Inc.


Date: November 9, 1998              /s/ Richard C. Vie
                                    --------------------------------------------
                                    Richard C. Vie
                                    President and Chief Executive Officer



Date: November 9, 1998              /s/ Richard Roeske
                                    --------------------------------------------
                                    Richard Roeske
                                    Corporate Controller
                                    (Principal Accounting Officer)