Form 10-K405
period 1998-12-31
UNITRIN INC
filed 1999-03-18
CIK 860748

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-K

(Mark One)


   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1998.

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

         Yes [X]                                       No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing market price of Registrant's common stock on March 1, 1999 the aggregate market value of such stock held by non-affiliates of Registrant is approximately $1.9 billion. Solely for purposes of this calculation, all executive officers and directors of Registrant are considered affiliates.

     Registrant had 36,733,851 shares of common stock outstanding as of March 1, 1999.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                                       PART OF THE FORM 10-K
         DOCUMENT                                      INTO WHICH INCORPORATED

Portions of 1998 Annual Report to Shareholders           Parts I, II and IV
Portions of Proxy Statement for 1999 Annual Meeting           Part III

--------------------------------------------------------------------------------

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

     (a)  General development of business
          -------------------------------

     Unitrin completed its acquisition of The Reliable Life Insurance Company ("Reliable") on May 29, 1998. Reliable is a life and health insurance company headquartered in Webster Groves, Missouri which had annual premium revenue in 1998 of approximately $106 million calculated in accordance with statutory insurance accounting practices. As consideration for the acquisition, Unitrin issued approximately 3.8 million shares of its common stock and $0.7 million in cash to the former shareholders of Reliable. Reliable's life and health insurance products are primarily offered throughout Missouri, Arkansas and Texas.

     On September 30, 1998, Reserve National Insurance Company ("Reserve National") and its parent company, NationalCare Insurance Company ("NationalCare"), were acquired by Unitrin's principal life and health insurance subsidiary, United Insurance Company of America ("United"), for $98.5 million in cash. Reserve National and NationalCare are based in Oklahoma City, Oklahoma and specialize in the sale of limited benefit accident and health insurance products primarily to rural residents in 31 states. In 1998, Reserve National and NationalCare had consolidated annual statutory premium revenues of approximately $115 million.

     On February 10, 1999, Unitrin entered into a definitive agreement with Fund American Enterprises Holdings, Inc. ("Fund American") under which Unitrin will acquire Fund American's subsidiary, Valley Group, Inc. ("Valley Group"), in a cash transaction. The purchase price is estimated to be $139 million after payment of a special dividend by Valley Group to Fund American of approximately $81 million prior to closing. The transaction, including the payment of the special dividend, is subject to insurance department approvals and the satisfaction of other customary closing conditions. Valley Group's principal subsidiaries are Valley Insurance Company of Albany, Oregon, Charter Indemnity Company of Dallas, Texas, and White Mountains Insurance Company of Manchester, New Hampshire. These subsidiaries write personal and commercial lines property and casualty insurance, primarily in the Pacific Northwest, California, Texas and New England. In 1998, Valley Group had consolidated annual statutory premium revenues of approximately $160 million.

     On February 11, 1999, Unitrin's Board of Directors authorized a 2-for-1 stock split in the form of a dividend distribution of one new share of common stock for each share of common stock outstanding on March 5, 1999, the record date for the dividend. The stock dividend will be paid on March 26, 1999.
Based on the approximately 36.7 million shares outstanding at the record date, the stock dividend will result in approximately 73.4 million shares outstanding.

     During 1998, Unitrin repurchased 3.5 million shares of its common stock in open market transactions at an aggregate cost of approximately $232.9 million. Unitrin has repurchased approximately 22.3 million shares of its common stock at an aggregate cost of approximately $1.1 billion since 1990. At March 1, 1999, approximately 2.3 million shares of Unitrin common stock (4.6 million shares following the stock split) remained under the Company's outstanding repurchase authorizations.

     (b)  Business segment financial data
          -------------------------------

     Financial information about the Company's business segments for the years ended December 31, 1998, 1997, and 1996 is contained in the following portions of Unitrin's 1998 Annual Report and is incorporated herein by reference: (i)
Note 17 to the Company's Consolidated Financial Statements, which financial statements are further described in Item 14(a)1 hereto and filed as Exhibit 13.1 hereto and incorporated by reference into Item 8 hereof (the "Financial Statements"), and (ii) "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is filed as Exhibit 13.2 hereto and incorporated by reference into Item 7 hereof (the "MD&A").

     (c)  Description of business
          -----------------------

     Unitrin's subsidiaries operate in three segments: Property and Casualty Insurance, Life and Health Insurance, and Consumer Finance. Unitrin and its subsidiaries have approximately 7,500 full-time employees of which approximately 5,400 are employed in the Life and Health Insurance segment, 1,400 in the Property and Casualty Insurance segment, and 600 in the Consumer Finance segment.

     PROPERTY AND CASUALTY INSURANCE

     Trinity Universal Insurance Company ("Trinity"), together with its subsidiaries and affiliates (collectively, the "Unitrin Property and Casualty Group"), comprise a network of regional insurers operating in the southern, midwestern and western United States. The Unitrin Property and Casualty Group provides insurance coverage to over 600,000 policyholders in 32 states. The five states which provided the largest amount of 1998 premium are Texas (29%), California (15%), Wisconsin (8%), Illinois (7%), and Louisiana (6%).

     Property insurance indemnifies an insured with an interest in physical property for loss of such property or the loss of its income-producing abilities. Casualty insurance primarily covers liability for damage to property of, or injury to, a person or entity other than the insured.

     Products and Distribution

     The Unitrin Property and Casualty Group provides automobile, homeowners, commercial multi-peril, motorcycle, boat and watercraft, fire, casualty, workers compensation, and other types of property and casualty insurance to individuals and businesses. Automobile insurance accounted for 36%, 40%, and 37% of Unitrin's consolidated insurance premiums for the years ended December 31, 1998, 1997, and 1996, respectively.

     Preferred and standard risk insurance products are marketed exclusively by over 2,200 independent agents. These personal and commercial products are designed and priced for those individuals and businesses that have demonstrated favorable risk characteristics and loss history. Typical customers include "main street" businesses and middle income families. Products are marketed primarily in suburban and rural communities. Trinity and certain of Unitrin's subsidiaries (Milwaukee Guardian Insurance, Inc., Milwaukee Safeguard Insurance Company, Security National Insurance Company, Trinity Universal Insurance Company of Kansas, Inc. and Union Automobile Indemnity Company) and affiliates (Milwaukee Mutual Insurance Company and Trinity Lloyd's Insurance Company) principally provide the Unitrin Property and Casualty Group's preferred and standard products in 27 states including Texas, Wisconsin, Illinois, Louisiana, Minnesota, and other southern, midwestern, and northwestern states. These products accounted for approximately 72% of the Unitrin Property and Casualty Group's 1998 premium revenue.

     Specialty insurance products are principally provided by two Trinity subsidiaries, Financial Indemnity Company and Alpha Property & Casualty Insurance Company, and include nonstandard personal and commercial automobile, motorcycle, and specialty watercraft insurance. Nonstandard automobile insurance is provided for individuals and companies that have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records. Nonstandard automobile insurance products are marketed through approximately 4,800 independent agents in California and 23 other states.

     Storm Losses/Seasonality

     Geographic location can have an impact on a property insurer's exposure to losses from hazards such as hurricanes, tornadoes, windstorms, and hail. Moreover, these storms add an element of seasonality to property insurance claims, since windstorms and tornadoes tend to occur in the spring of the year, while hurricanes generally occur in the summer and fall. Historically, the Unitrin Property and Casualty Group wrote a sizable portion of its business in Texas, the plains states, and certain coastal areas that are storm-prone. The Unitrin Property and Casualty Group has endeavored to reduce its vulnerability to storm losses through a combination of geographic expansion outside of these areas and reduced concentration of business in storm-prone areas.

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

     Reinsurance

     In accordance with the practice of the insurance industry, the Unitrin Property and Casualty Group cedes insurance risk to other insurers. These reinsurance arrangements limit the Unitrin Property and Casualty Group's exposure arising from large risks or from hazards of a catastrophic nature. Although such reinsurance does not discharge the Unitrin Property and Casualty Group from its obligations on risks insured, so long as reinsurers meet their obligations, the Unitrin Property and Casualty Group's net liability is limited to the amount of risk it retains. See Note 18 to the Financial Statements.

     Competition

     Based on the most recent data published by A.M. Best Company ("A.M. Best") as of the end of 1997, there were over 1,110 property and casualty insurance groups in the United States, made up of more than 2,400 companies. The Unitrin Property and Casualty Group ranked among the 75 largest property and casualty insurance company organizations in the United States, measured by admitted assets (66th), net premiums written (61st), and policyholders' surplus (49th).

     In 1997, the industry's estimated net premiums written were over $276 billion, more than 74% of which were accounted for by 50 groups of companies. The Unitrin Property and Casualty Group wrote less than 1% of the industry's estimated 1997 premium volume.

     In recent years, the property and casualty insurance industry has seen the industry's capacity to write new business generally outpace demand for insurance coverage. As a consequence, property and casualty insurance is a highly competitive business. In general, the Unitrin Property and Casualty Group competes by using appropriate pricing, selling to selected markets, controlling expenses, maintaining ratings from A.M. Best, and providing competitive services to agents and policyholders.

     LIFE AND HEALTH INSURANCE

     Unitrin conducts its life and health insurance business through United and United's subsidiaries, Union National Life Insurance Company, The Pyramid Life Insurance Company ("Pyramid") and Reserve National, and Unitrin's subsidiary, Reliable (collectively, the "Unitrin Life and Health Group"). The leading product of the Unitrin Life and Health Group is ordinary life insurance, including permanent and term insurance. This product accounted for 29%, 26% , and 28% of Unitrin's consolidated insurance premiums for the years ended December 31, 1998, 1997, and 1996, respectively. Permanent policies are offered primarily on a non-participating, guaranteed-cost basis.

     Career Agents

     Approximately 80 percent of the Unitrin Life and Health Group's premiums result from insurance products offered and distributed by the group's career agents. United's Career Agency Division, along with Reliable and Union National Life Insurance Company, employ over 3,300 career agents to distribute traditional whole life insurance products in 26 states. These career agents are full-time employees who call on customers in their homes to sell products, provide services related to policies in force and collect premiums, typically monthly. Property insurance products written by United's subsidiaries, United Casualty Insurance Company of America and Union National Fire Insurance Company, are also distributed by the Group's career agents. Customers of Unitrin's career agency companies generally are middle and lower income families.

     Independent Agents

     Pyramid and Reserve National together have over 2,300 independent agents appointed to market and distribute health insurance products. In addition, United's Worksite Products Division offers life insurance products through 175 independent agents and brokers. Pyramid focuses primarily on providing insurance to the senior market. Its principal product is medicare supplement, which it offers through independent agents and hospital networks. Reserve National specializes in the sale of limited benefit accident and health insurance products and medicare supplement, primarily to individuals living in rural areas where health maintenance organizations and preferred provider organizations are less prevalent.

     Pricing

     Premiums for life and health insurance products are based on assumptions with respect to mortality, morbidity, investment yields, expenses, and lapses and are also affected by state laws and regulations, as well as competition. Pricing assumptions are based on the experience of the Unitrin Life and Health Group, as well as the industry in general, depending upon the factor being considered. The actual profit or loss produced by a product will vary from the anticipated profit if the actual experience differs from the assumptions used in pricing the product.

     Premiums for policies sold through the Unitrin Life and Health Group's career agents are set at levels designed to cover the relatively higher cost of this method of distribution. As a result of such higher expenses, incurred claims as a percentage of premium income tend to be lower for companies utilizing this method of distribution than the insurance industry average.

     Premiums for medicare supplement and other accident and health policies must take into account the rising costs of medical care. The annual rate of medical cost inflation has historically been higher than the general rate of inflation, necessitating frequent rate increases, most of which are subject to approval by state regulatory agencies.

     Reinsurance

     In accordance with the practice of the insurance industry, the Unitrin Life and Health Group cedes insurance risk to other insurers. These reinsurance arrangements limit the Unitrin Life and Health Group's exposure on risks. Although such reinsurance does not discharge the Unitrin Life and Health Group from its obligations on risks insured, so long as reinsurers meet their obligations, the Unitrin Life and Health Group's net liability is limited to the amount of risk it retains. For descriptions of certain of the reinsurance arrangements of the Unitrin Life and Health Group, see the MD&A and Note 18 to the Financial Statements.

     Lapse Ratio

     The lapse ratio is a measure reflecting a life insurer's loss of existing business. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Unitrin Life and Health Group's lapse ratios for individual life insurance were 12%, 15%, and 19% for the years 1998, 1997, and 1996, respectively.

     The customer base served by the Unitrin Life and Health Group's career agents and competing life insurance companies tends to have a higher incidence of lapse than other demographic segments of the population. Thus, to maintain or increase the level of its business, the Unitrin Life and Health Group's career agent operation must continue to write a high volume of new policies.

     Competition

     Based on the most recent data published by A.M. Best as of the end of 1997, there were approximately 600 life and health insurance company groups in the United States, made up of more than 1,100 companies. The Unitrin Life and Health Group ranked among the 100 largest life and health insurance company groups, as measured by admitted assets (90th) and capital and surplus (47th).

     Unitrin's insurance subsidiaries generally compete using appropriate pricing, selling to selected markets, controlling expenses, maintaining ratings from A.M. Best, and providing competitive services to agents and policyholders.

     CONSUMER FINANCE

     Unitrin is engaged in the consumer finance business through its subsidiary, Fireside Thrift Co. ("Fireside Thrift"), which has 36 branches in California and one loan production office in Arizona.

     Fireside Thrift is organized under California law as an industrial loan company and is a member of the Federal Deposit Insurance Corporation (the "FDIC"). Industrial loan companies are sometimes also referred to as thrift and loan companies and are distinct from both savings and loan associations and banks. See also "Regulation" below.

     Fireside Thrift's principal business is the financing of used automobiles through the purchase of conditional sales contracts from automobile dealers. Fireside Thrift also makes personal loans, mostly secured by automobiles. The borrowers under these contracts and loans typically have marginal credit histories. However, Fireside Thrift individually underwrites each loan application and historically has declined to extend credit to more than three quarters of its loan applicants. See the discussion of Fireside Thrift's loan loss reserves under the heading "Consumer Finance" in the MD&A and Note 6 to the Financial Statements.

     Fireside Thrift competes for loans primarily on the basis of timely service to its customers and by offering flexible loan terms. Principal competitors include banks, finance companies, "captive" credit subsidiaries of automobile manufacturers, and other industrial loan companies.

     Fireside Thrift's financing activities are funded primarily by thrift investment certificates (i.e., interest-bearing instruments that may be redeemed by the owner or repurchased by Fireside Thrift under certain circumstances) ranging from thirty-one days to five years in maturity and money market accounts. Fireside Thrift competes for funds primarily with banks, savings and loan associations, and other industrial loan companies.

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

     Unitrin's investment strategy is based on current market conditions and other factors that it reviews from time to time. Unitrin's consolidated investment portfolio consists primarily of United States Government obligations, investment-grade fixed maturities, equity securities and investments in investees. The Company's investment in non-investment grade, fixed maturity investments is insignificant. See the discussions of the Company's investments under the headings "Investees," "Investment Results," and "Liquidity and Capital Resources" in the MD&A and Notes 4 and 5 to the Financial Statements.

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

     Unitrin's insurance subsidiaries are subject to regulation in the states in which they do business. Such regulation pertains to matters such as approving policy forms and various premium rates, licensing agents, granting and revoking licenses to transact business and regulating trade practices. The majority of Unitrin's insurance operations are in states requiring prior approval by regulators before proposed rates for property, casualty, or health insurance policies may be implemented. However, rates proposed for life insurance generally become effective immediately upon filing with a state, even though the same state may require prior rate approval for other types of insurance. Insurance regulatory authorities perform periodic examinations of an insurer's market conduct and other affairs.

     State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements include risk-based capital ("RBC") rules promulgated by the National Association of Insurance Commissioners (the "NAIC"). Compliance with the RBC rules is determined by the ratio of total adjusted capital to the authorized control level RBC, in each case as defined by the NAIC. At December 31, 1998, the total adjusted capital of every one of Unitrin's insurance subsidiaries significantly exceeded the minimum RBC requirements.

     The NAIC annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System ("IRIS") ratios. There presently are twelve IRIS ratios. The primary purpose of the ratios is to provide an "early warning" of any negative developments. The NAIC reports the ratios to state regulators who may then contact the companies if three or more ratios fall outside the NAIC's "usual ranges." At December 31, 1997, five companies within the Unitrin Property and Casualty Group each had three IRIS ratios outside the usual range primarily due to the one time effects of ceding certain business to Trinity pursuant to intercompany reinsurance arrangements.

     In addition, the Company's insurance subsidiaries are required under the guaranty fund laws of most states in which they transact business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. The Company's insurance subsidiaries also are required to participate in various involuntary pools, principally involving workers compensation and windstorms. In most states, the involuntary pool participation of the Company's insurance subsidiaries is in proportion to their voluntary writings of related lines of business in such states.

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

ITEM 2.  PROPERTIES

     Owned Properties

     Unitrin's subsidiary, United, owns the 41-story office building at One East Wacker Drive, Chicago, Illinois, that houses the executive offices of Unitrin and United. Unitrin and United occupy approximately 135,000 square feet of the 527,000 rentable square feet in the building. In addition, Unitrin subsidiaries together own 29 buildings located in 10 states consisting of approximately 498,000 square feet in the aggregate.

     Leased Facilities

     The Unitrin Life and Health Group leases facilities at 212 locations in 26 states with aggregate square footage of approximately 436,000. The latest expiration date of the existing leases is November 2003.

     The Unitrin Property and Casualty Group leases facilities at 14 locations in 11 states with an aggregate square footage of approximately 292,000. The latest expiration date of the existing leases is July 2007.

     Fireside Thrift occupies 38 leased facilities (including consumer finance branches and main office buildings) with an aggregate square footage of approximately 148,000. The latest expiration date of the existing leases is December 2007.

     The properties described above are in good condition and suitable for all presently anticipated requirements of the Company.

ITEM 3.  LEGAL PROCEEDINGS

     Unitrin and its subsidiaries are parties to various legal actions incidental to their businesses. Some of these actions seek substantial punitive damages against Unitrin and its subsidiaries that bear no apparent relationship to the actual damages alleged. Although no assurances can be given and no determination can be made as of the date hereof as to the outcome of any particular legal action, the Company and its subsidiaries believe that there are meritorious defenses to these legal actions and are defending them vigorously. Unitrin believes that resolution of these matters will not have a material adverse effect on Unitrin's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended December 31, 1998, no matters were submitted to a vote of shareholders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Unitrin's common stock is traded on the National Market Tier of the Nasdaq Stock Market. The high and low prices for Unitrin's common stock during each quarterly period in 1998 and 1997 are incorporated herein by reference to Note 20 to the Financial Statements, captioned "Quarterly Financial Information (Unaudited)."

     Information as to the amount and frequency of cash dividends declared by Unitrin on its common stock during 1998 and 1997 is incorporated herein by reference to the following portions of the Financial Statements:

     (a) Consolidated Statements of Shareholders' Equity and Comprehensive Income, and

     (b) Dividends Paid to Common Shareholders (Per Share) included in Note 20 under the caption "Quarterly Financial Information (Unaudited)."

     Information as to restrictions on the ability of Unitrin's subsidiaries to transfer funds to Unitrin in the form of cash dividends, loans, or advances is incorporated herein by reference to the following items:

     (a) Note 9 to the Financial Statements, captioned "Shareholders' Equity," and

     (b)  The "Liquidity and Capital Resources" section of the MD&A.

     As of December 31, 1998, the approximate number of record holders of Unitrin's common stock was 8,900.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected consolidated financial data for the five years ended December 31, 1998 is incorporated herein by reference to the data captioned "Financial Highlights" on page 1 of Unitrin's 1998 Annual Report, which data are filed as
Exhibit 13.3 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The MD&A is incorporated herein by reference to Exhibit 13.2.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     (a)  Quantitative Information About Market Risk
          ------------------------------------------

     The Company's balance sheet includes four types of financial instruments subject to the material market risk disclosures required by Item 7A of Form 10-
K: (1) investments in fixed maturities, (2) investments in equity securities,
(3) consumer finance receivables and (4) investment certificates. Investments in fixed maturities, consumer finance receivables and investment certificates are subject to material interest rate risk. The Company's investments in equity securities include common and preferred stocks and, accordingly, are subject to material equity price risk and interest rate risk, respectively.

     For purposes of this disclosure market risk sensitive financial instruments are divided into two categories: financial instruments entered into for trading purposes and financial instruments entered into for purposes other than trading. The Company's market risk sensitive financial instruments are classified as held for purposes other than trading. The Company has no significant holdings of derivatives.

     The Company measures its sensitivity to market risk by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates and equity prices. The evaluation is made using instantaneous changes in interest rates and equity prices on a static balance sheet to determine the effect such changes would have on the Company's market value at risk and the resulting pre-tax effect on shareholders' equity. The changes chosen reflect the Company's view of adverse changes which are reasonably possible over a one-year period. The selection of the changes chosen should not be construed as the Company's prediction of future market events, but rather an illustration of the impact of such events.

     For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates for investments in fixed maturities, preferred stock equity securities and consumer finance receivables from their levels at December 31, 1998 and an adverse and instantaneous decrease of 100 basis points in market interest rates for investment certificates from their levels at December 31, 1998. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard & Poor's Stock Index (the "S&P 500") from its level of December 31, 1998, with all other variables held constant. The Company's investments in common stock equity securities were correlated with the S&P 500 using the portfolio's weighted average beta of 0.99. The portfolio's weighted average beta was calculated using each security's beta for the five-year period ended December 31, 1998 and weighted on the fair value of such securities at December 31, 1998. Beta measures a stock's relative volatility in relation to the rest of the stock market with the S&P 500 having a beta coefficient of 1. The following table reflects the estimated adverse effects on the market value of the Company's financial instruments using these assumptions.

(Dollars in Millions at December 31, 1998)                         Pro Forma Increase (Decrease)
                                                  --------------------------------------------------------------
                                                         Interest              Equity                Total
                                       Fair                Rate                 Price               Market
                                      Value                Risk                 Risk                 Risk
                              ----------------------------------------------------------------------------------
ASSETS
------
Investments in Fixed Maturities       $2,557.3              $(66.3)          $        -              $(66.03)
Investments in Equity Securities         786.3                (4.4)               (68.6)               (73.0)
Consumer Finance Receivables             531.2                (6.7)                   -                 (6.7)

LIABILITIES
-----------
Investment Certificates               $  544.2              $  4.2           $        -              $   4.2

     The market risk sensitivity analysis assumes that the composition of the Company's interest rate sensitive assets and liabilities, including but not limited to future contractual cash flows and credit quality, and equity price sensitive assets existing at the beginning of the period remains constant over the period being measured. It also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the time to maturity. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Also, any future correlation, either in the near term or the long term, between the Company's common stock equity securities portfolio and the S&P 500 may differ from the historical correlation as represented by the weighted average historical beta of the common stock equity securities portfolio. Accordingly, the market risk sensitivity analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market rates on the Company's income or shareholders' equity. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates or equity prices.

     To the extent that any adverse 100 basis point change occurs in increments over a period of time instead of instantaneously, the adverse impact on fair values would be partially mitigated because some of the underlying financial instruments would have matured. For example, proceeds from any maturing assets could be reinvested and any new liabilities incurred at the then current interest rates.

     (b)  Qualitative Information About Market Risk
          -----------------------------------------

     Market risk is a broad term related to economic losses due to adverse changes in the fair value of a financial instrument and is inherent to all financial instruments. Item 7A of Form 10-K focuses on only one element of market risk -- price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Company's primary market risk exposures are to changes in interest rates and certain exposures to changes in equity prices.

     The Company manages its interest rate exposures with respect to investments in fixed maturities by investing primarily in investment-grade securities of relatively short duration. The interest rate risks with respect to the fair value of consumer finance receivables should be partially offset by the impact of interest rate movements on investment certificates which are issued to fund its receivables.

     At December 31, 1998, $602.4 million, or over 75% of the Company's investments in equity securities, which exclude the Company's investments in investees, were concentrated in one single issuer, Baker Hughes Incorporated ("Baker Hughes"). Baker Hughes reported in its 1997 Annual Report on Form 10-K that it "operates in three industry segments: oilfield, chemicals and process equipment," and that in addition to these industry segments, it "manufactures and sells other products and provides services to industries not related to either the petroleum, specialty chemical or continuous process industries." Accordingly, the Company's investments in equity securities are sensitive to the cyclical nature of Baker Hughes's industry segments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements (including their related notes and the report of KPMG LLP) are incorporated herein by reference to Exhibit 13.1 hereto. On February 11, 1999, Unitrin's Board of Directors declared a 2-for-1 stock split in the form of a stock dividend payable on March 26, 1999 to shareholders of record on March 5, 1999. Prior to the declaration of the 2-for-1 stock split, the Company had released its Financial Statements for the year ended December 31, 1998. Accordingly, consistent with Topic 4.C. "Change in Capital Securities" of Staff Accounting Bulletin 57, the retroactive effect of the stock split has not been presented in such Financial Statements included in this Item 8.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There was no change in, or disagreement with, the Company's accountants during or relating to the year ended December 31, 1998.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers, including, to the extent applicable, information required by Item 405 of Regulation S-K, is incorporated herein by reference to the sections captioned "Election of Directors" and "Executive Officers" in the Proxy Statement for the 1999 Annual Meeting of Shareholders of Unitrin. Unitrin plans to file such proxy statement within 120 days after December 31, 1998, the end of Unitrin's fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding compensation of executive officers is incorporated herein by reference to the section captioned "Compensation of Executive Officers" in the Proxy Statement for the 1999 Annual Meeting of Shareholders of Unitrin. Neither the joint report by the Compensation and Stock Option Committees of Unitrin's Board of Directors nor the Unitrin stock performance graph to be included in such proxy statement shall be deemed to be incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated herein by reference to the section captioned "Ownership of Common Stock" in the Proxy Statement for the 1999 Annual Meeting of Shareholders of Unitrin.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated herein by reference to the section captioned "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement for the 1999 Annual Meeting of Shareholders of Unitrin.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (A)  DOCUMENTS FILED AS PART OF THIS REPORT:

1.   Financial Statements.  The following financial statements, in response to
     --------------------
     Item 8 of the Form 10-K, have been filed as Exhibit 13.1 and are incorporated by reference into Item 8 hereof:

     The consolidated balance sheets of Unitrin and subsidiaries as of December 31, 1998 and 1997, and the consolidated statements of income, cash flows and shareholders' equity and comprehensive income for the years ended December 31, 1998, 1997 and 1996, together with the notes thereto and the report of KPMG LLP thereon, dated January 8, 1999.

2.   Financial Statement Schedules.  The following four financial statement
     -----------------------------
     schedules are included on the following pages hereof. Schedules not listed here have been omitted because they are not applicable or not material or the required information is included in the Financial Statements.

            Schedule I:   Investments Other Than Investments in Related Parties
            Schedule II:  Parent Company Financial Statements
            Schedule III: Supplementary Insurance Information
            Schedule IV:  Reinsurance Schedule

3.   Exhibits.  The following exhibits are either filed as a part hereof or are
     --------
     incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.1 through 10.7 relate to compensatory plans filed or incorporated by reference as exhibits hereto pursuant to Item 14(c) of Form 10-K.

     2 Stock Acquisition Agreement dated as of February 10, 1999 by and between Unitrin, Inc. and Fund American Enterprises Holdings, Inc.

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

                Richard C. Vie (Chairman, President and Chief Executive Officer) David F. Bengston (Vice President)
                James W. Burkett (Vice President)
                Eric J. Draut (Senior Vice President, Treasurer, and Chief Financial Officer )
                Thomas H. Maloney (Vice President)
                Scott Renwick (General Counsel and Secretary)
                Donald G. Southwell (Senior Vice President)

            (Note: Each of the foregoing agreements is identical except that the severance compensation multiple is 2.99 for Mr. Vie and 2.0 for the other executive officers. The term of these agreements has been extended by action of Unitrin's Board of Directors through January 1, 2000.)

     10.6 Severance Compensation Plan After Change of Control (incorporated herein by reference to Exhibit 10.6 to the Company's 1994 Annual Report on Form 10-K; the term of this plan has been extended by action of Unitrin's Board of Directors through January 1, 2000)

     10.7 1998 Unitrin, Inc. Bonus Plan for Senior Executives (incorporated herein by reference to Exhibit A to the Proxy Statement dated April 9, 1998, in connection with the Annual Meeting of Shareholders of Unitrin held May 13, 1998)

     10.8 Amended and Restated Credit Agreement, dated September 17, 1997 among Unitrin, Inc., the Lenders party thereto, and NationsBank of Texas, N.A. (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

     13.1 Financial Statements (pages 23 through 47 of Unitrin's 1998 Annual Report)

     13.2   MD&A (pages 16 through 22 of Unitrin's 1998 Annual Report)

     13.3   Financial Highlights (page 1 of Unitrin's 1998 Annual Report)

     21     Subsidiaries of Unitrin, Inc.

     23.1   Reports of KPMG LLP (included in Exhibit 13.1 hereof and filed as
            Exhibit 23.1 hereof)

     23.2   Consent of KPMG LLP

     24     Power of Attorney (included on the signature page hereof)

     27     Financial Data Schedule

      (b)   Reports on Form 8-K.  None

      (c)   Exhibits.  Included in Item 14(a)3 above.

      (d)   Financial Statement Schedules.  Included in Item 14(a)2 above.

                               POWER OF ATTORNEY


     Each person whose signature appears below hereby appoints each of Richard
C. Vie, Chairman of the Board, President and Chief Executive Officer, Eric J. Draut, Senior Vice President, Treasurer and Chief Financial Officer, and Scott Renwick, General Counsel and Secretary, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K of Unitrin, Inc., together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Unitrin, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.


                                  SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Unitrin, Inc. has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 15, 1999.



                                     UNITRIN, INC.
                                     (Registrant)

                                 By: /S/ Richard C. Vie
                                     ------------------
                                     Richard C. Vie
                                     Chairman of the Board, President and
                                     Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Unitrin, Inc. in the capacities indicated on March 15, 1999.

           Signature                                                          Title
           ---------                                                          -----
/S/ Richard C. Vie                                  Chairman of the Board, President, Chief Executive Officer
--------------------------------------              and Director
Richard C. Vie

/S/ Eric J. Draut                                   Senior Vice President, Treasurer and Chief Financial Officer
-------------------------------------               (principal financial officer)
Eric J. Draut

/S/ Richard Roeske                                  Corporate Controller
-------------------------------------               (principal accounting officer)
Richard Roeske

/S/ James E. Annable                                Director
-------------------------------------
James E. Annable

/S/ Reuben L. Hedlund                               Director
------------------------------------
Reuben L. Hedlund

/S/ Jerrold V. Jerome                               Director
------------------------------------
Jerrold V. Jerome

/S/ William E. Johnston, Jr.                        Director
------------------------------------
William E. Johnston, Jr.

/S/ George A. Roberts                               Director
------------------------------------
George A. Roberts

/S/ Fayez S. Sarofim                                Director
------------------------------------
Fayez S. Sarofim

/S/ Henry E. Singleton                              Director
------------------------------------
Henry E. Singleton

                                                                      SCHEDULE I


                         UNITRIN, INC. AND SUBSIDIARES
             INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31,1998
                             (Dollars in Millions)

                                                                                             Amount
                                                         Amortized          Fair           Carried in
                                                           Cost            Value          Balance Sheet
                                                     ---------------    -------------   -----------------
Fixed Maturities:
   Bonds and Notes:
     United States Government and
       Government Agencies and Authorities           $      1,903.9     $    1,952.4    $     1,952.4
     States, Municipalities
       and Political Subdivisions                             142.8            146.3            146.3
   Corporate Securities:
     Other Bonds and Notes                                    338.5            348.9            348.9
     Redemptive Preferred Stocks                              107.3            109.7            109.7
                                                     --------------     -------------   -------------
       Total Investments in Fixed Maturities                2,492.5          2,557.3          2,557.3
                                                     --------------     -------------   -------------

Equity Securities:
   Common Stocks                                              743.1            693.0            693.0
   Non-redemptive Preferred Stocks                             88.1             93.3             93.3
                                                     --------------     -------------   -------------
       Total Investments in Equity Securities                 831.2            786.3            786.3
                                                     --------------     -------------   -------------

Investees (A)
   Litton Industries, Inc.                                    341.6            826.7            341.6
   UNOVA, Inc.                                                147.0            229.4            147.0
   Curtiss-Wright Corporation                                  92.6            167.1             92.6
                                                     --------------     -------------   -------------
       Total Investees                                        581.2          1,223.2            581.2
                                                     --------------     -------------   -------------

Loans, Real Estate and Short-term Investments                 379.4            XXX.X            379.4
                                                     --------------     -------------   -------------

       Total Investments                             $      4,284.3                     $     4,304.2
                                                     ==============                     =============

(A) - Amortized Cost = Cost Plus Cumulative Undistributed Earnings.

See Accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                                 UNITRIN, INC.
                         PARENT COMPANY BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997
                             (Dollars in Millions)

                                                                                    December 31,
                                                                             ---------------------------
                                                                                1998           1997
                                                                             ------------   ------------
ASSETS
------
Investment in Subsidiaries and Investees                                     $    2,288.5   $    1,641.0
Equity Securities at Fair Value (Cost: 1998 - $310.0; 1997 -  $50.0)                259.4           56.7
Short Term Investments                                                               90.0           10.8
Other Assets                                                                         19.0            2.0
                                                                             ------------   ------------

Total Assets                                                                 $    2,656.9   $    1,710.5
                                                                             ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Notes Payable - Revolving Credit Agreement                                   $      110.0           75.0
Notes Payable to Subsidiary, 6.75% Due 2008                                         450.0              -
Accrued Expenses and Other Liabilities                                              274.5          102.5
                                                                             ------------   ------------

Total Liabilities                                                                   834.5          177.5
                                                                             ------------   ------------

Shareholders' Equity:
  Common Stock                                                                        3.8            3.8
  Additional Paid-in Capital                                                        428.2          217.8
  Retained Earnings                                                               1,377.2        1,209.7
  Accumulated Other Comprehensive Income                                             13.2          101.7
                                                                             ------------   ------------

Total Shareholders' Equity                                                        1,822.4        1,533.0
                                                                             ------------   ------------

Total Liabilities and Shareholders' Equity                                   $    2,656.9   $    1,710.5
                                                                             ============   ============

See Accompanying Independent Auditors' Report.

                                                                     SCHEDULE II
                                 UNITRIN, INC.
                      PARENT COMPANY STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (Dollars in Millions)

                                                                                        Years Ended December 31,
                                                                             ---------------------------------------------
                                                                                  1998            1997           1996
                                                                             --------------  -------------  --------------
    Net Investment Income                                                    $         2.4   $        5.5   $         7.1
    Net Gains (Losses) on Sales of Investments                                        (2.5)             -               -
                                                                             --------------  -------------  --------------
    Total Revenues                                                                    (0.1)           5.5             7.1
                                                                             --------------  -------------  --------------

    Interest Expense                                                                  14.1           10.0             9.8
    Other Operating (Income) Expenses                                                 (1.4)          (2.7)            1.6
                                                                             --------------  -------------  --------------
    Total Operating Expenses                                                          12.7            7.3            11.4
                                                                            --------------  -------------  --------------

    Income (Loss) Before Income Taxes and Equity
       in Net Income of Subsidiaries and Investees                                   (12.8)          (1.8)           (4.3)

    Income Tax (Benefit) Expense                                                      (5.1)          (2.0)           (3.2)
                                                                            --------------  -------------  --------------

    Income (Loss) Before Equity in
       Net Income of Subsidiaries and Investees                                       (7.7)           0.2            (1.1)

    Equity in Net Income of Subsidiaries and Investees                               518.5          117.7           133.6
                                                                            --------------  -------------  --------------

    Net Income                                                               $       510.8   $      117.9   $       132.5
                                                                            ==============  =============  ==============


See Accompanying Independent Auditors' Report.

                                                                     SCHEDULE II
                                 UNITRIN, INC.
                    PARENT COMPANY STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER  31, 1998, 1997 AND 1996
                             (Dollars in Millions)

                                                                                            Years Ended December 31,
                                                                     -------------------------------------------------------------
                                                                            1998                   1997                      1996
                                                                     --------------------  ----------------------  ---------------
Operating Activities:
   Net Income                                                        $             510.8   $               117.9   $        132.5
   Adjustment Required to Reconcile Net Income
       to Net Cash Provided by Operations:
       Equity in Net Income of Subsidiaries and Investees                         (518.5)                 (117.7)          (133.6)
       Cash Dividends from Subsidiaries                                             26.0                   181.1            149.8
       Cash Dividends from Investee                                                  2.3                     2.2              1.4
       Loss on Sale of Investments                                                   2.5                       -                -
       Other, Net                                                                  170.7                   (95.8)           128.4
                                                                     --------------------  ----------------------  ---------------

Net Cash Provided by Operating Activities                                          193.8                    87.7            278.5
                                                                     --------------------  ----------------------  ---------------

Investing Activities:
   Purchase of Securities from Subsidiaries:
       Curtiss-Wright Common Stock                                                     -                       -            (95.4)
       Baker Hughes Common Stock                                                  (310.0)                      -                -
   Redemption of Equity Securities                                                  47.5                       -                -
   Change in Short-term Investments                                                (79.2)                  (10.8)               -
   Purchases of Property                                                               -                       -             (3.7)
   Other, Net                                                                       (0.7)                      -                -
                                                                     --------------------  ----------------------  ---------------

Net Cash Used by Investing Activities                                             (342.4)                  (10.8)           (99.1)
                                                                     --------------------  ----------------------  ---------------

Financing Activities:
   Notes Payable Proceeds:
       Revolving Credit Agreement                                                  381.6                   515.0            170.0
       From Subsidiary                                                             450.0                       -                -
   Notes Payable Payments:
       Revolving Credit Agreement                                                 (356.6)                 (493.0)          (210.0)
   Cash Dividends Paid                                                            (100.7)                  (89.9)           (83.0)
   Common Stock Repurchases                                                       (232.9)                  (20.7)           (61.1)
   Issuance of Unitrin Common Stock                                                  7.2                    11.7              4.7
                                                                     --------------------  ----------------------  ---------------

Net Cash Provided (Used) by Financing Activities                                   148.6                   (76.9)          (179.4)
                                                                     --------------------  ----------------------  ---------------

Increase (Decrease) in Cash                                                            -                       -                -
Cash, Beginning of Year                                                                -                       -                -
                                                                     --------------------  ----------------------  ---------------

Cash, End of Year                                                    $                 -   $                   -   $            -
                                                                     ====================  ======================  ===============

                See Accompanying Independent Auditors' Report.

                                                                     SCHEDULE II
                                  UNITRIN, INC.
                PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                              (Dollars in Millions)

                                                                                              Years Ended December 31,
                                                                                    --------------------------------------------
                                                                                        1998            1997           1996
                                                                                    ------------    ------------   ------------
Net Income                                                                          $      510.8    $      117.9   $      132.5

Other Comprehensive Income:
   Gross Unrealized Holding Gains (Losses) Arising During Year:
        Securities Held by Subsidiaries                                                    (11.5)           36.4          (54.8)
        Securities Held by Parent                                                          (59.8)            3.1            2.1
        Other                                                                                0.2              --             --
                                                                                    ------------    ------------   ------------
        Gross Unrealized Holding Gains (Losses) Arising During Year                        (71.1)           39.5          (52.7)
        Income Tax Benefit (Expense)                                                        25.0           (14.0)          18.5
                                                                                    ------------    ------------   ------------
        Unrealized Holding Gains (Losses) Arising During Year, Net                         (46.1)           25.5          (34.2)
                                                                                    ------------    ------------   ------------

   Reclassification Adjustment for Gross (Gains) Losses Realized in Net Income:
        Securities Held by Subsidiaries                                                    (66.9)           (2.5)          (2.2)
        Securities Held by Parent                                                            2.5              --             --
                                                                                    ------------    ------------   -------------
        Reclassification Adjustment for Gross Gains Realized in Net Income                 (64.4)           (2.5)          (2.2)
        Income Tax Expense                                                                  22.0             0.9            0.8
                                                                                    ------------    ------------   ------------
        Reclassification Adjustment for Gains Realized in Net Income, Net                  (42.4)           (1.6)          (1.4)
                                                                                    ------------    ------------   ------------
Other Comprehensive Income                                                                 (88.5)           23.9          (35.6)
                                                                                    ------------    ------------   ------------

Total Comprehensive Income                                                          $      422.3    $      141.8   $       96.9
                                                                                    ============    ============   ============

See Accompanying Independent Auditors' Report.

                                                                    SCHEDULE III

                        UNITRIN, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
                             (Dollars in Millions)

                                                                                      Insurance     Amortization
                                                                                       Claims       Of Deferred
                                                                        Net             and           Policy         Other
                                                        Premiums      Investment     Policyholders' Acquisition    Insurance
                                      Premiums          Written        Income         Benefits        Costs         Expenses
                                -------------------  ------------  -------------  --------------  -------------  -------------
Year Ended December 31, 1998:
   Life and Health (1)          $            580.0   $       N/A   $      139.9   $       326.2   $       50.5   $      275.3
   Property and Casualty                     648.3         608.2           45.7           455.6           98.8           92.6
   Other                                        --           N/A            0.8              --             --           (9.5)
                                -------------------  ------------  -------------  --------------  -------------  -------------

      Total                     $          1,228.3   $       N/A   $      186.4   $       781.8   $      149.3   $      358.4
                                ===================  ============  =============  ==============  =============  =============

Year Ended December 31, 1997:
   Life and Health (1)          $            499.1   $       N/A   $      124.6   $       275.3   $       55.3   $      230.5
   Property and Casualty                     722.9         732.3           51.6           504.8          112.1           94.4
   Other                                        --           N/A            3.3              --             --          (11.9)
                                -------------------  ------------  -------------  --------------  -------------  -------------

      Total                     $          1,222.0   $       N/A   $      179.5   $       780.1   $      167.4   $      313.0
                                ===================  ============  =============  ==============  =============  =============

Year Ended December 31, 1996:
  Life and Health (1)           $            546.9   $       N/A   $      127.6   $       314.6   $       62.9   $      248.5
  Property and Casualty                      673.4         683.3           45.4           485.1          107.2           79.2
  Other                                         --           N/A            6.0              --             --          (11.6)
                                -------------------  ------------  -------------  --------------  -------------  -------------

      Total                     $          1,220.3   $       N/A   $      179.0   $       799.7   $      170.1   $      316.1
                                ===================  ============  =============  ==============  =============  =============

                                    Deferred
                                     Policy
                                    Acquisition    Insurance       Unearned
                                      Costs         Reserves       Premiums
                                 -------------   -------------  -------------
Year Ended December 31, 1998:
   Life and Health (1)           $      296.7    $    2,086.2   $       30.4
   Property and Casualty                 35.3           440.5          232.8
   Other                                   --              --             --
                                 -------------   -------------  -------------

      Total                      $      332.0    $    2,526.7   $      263.2
                                 =============   =============  =============

Year Ended December 31, 1997:
   Life and Health (1)           $      195.5    $    1,573.4   $        7.3
   Property and Casualty                 41.6           462.6          272.2
   Other                                   --              --             --
                                 -------------   -------------  -------------

      Total                      $      237.1    $    2,036.0   $      279.5
                                 =============   =============  =============

(1) The Company's Life and Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life and Health Insurance segment.


See Accompanying Independent Auditors' Report.

                                                                     SCHEDULE IV
                                 UNITRIN, INC.
                             REINSURANCE SCHEDULE
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                             (Dollars in Millions)


                                                                                                               Percentage
                                                               Ceded to      Assumed                           of Amount
                                                Gross            Other      from Other           Net           Assumed to
                                               Amount          Companies     Companies          Amount             Net
                                           ---------------   ------------  -------------    --------------    -------------
Year Ended December 31, 1998:
----------------------------
Life Insurance in Force                    $      21,221.4   $    1,567.2   $          -    $     19,654.2                -

Premiums
    Life Insurance                         $         378.1   $        2.1   $          -    $        376.0                -
    Accident and Health Insurance                    140.7            5.4            0.2             135.5              0.1%
    Property and Liability Insurance                 651.2           16.2           81.8             716.8             11.4%
                                           ---------------   ------------   ------------    --------------    -------------
Total Premiums                             $       1,170.0   $       23.7   $       82.0    $      1,228.3              6.7%
                                           ===============   ============   ============    ==============    =============

Year Ended December 31, 1997:
----------------------------
Life Insurance in Force                    $      17,709.2   $    1,797.8   $          -    $     15,911.4                -

Premiums
    Life Insurance                         $         350.7   $       19.8   $          -    $        330.9                -
    Accident and Health Insurance                    119.1            3.3              -             115.8                -
    Property and Liability Insurance                 697.9           18.0           95.4             775.3             12.3%
                                           ---------------   ------------   ------------    --------------    -------------
Total Premiums                             $       1,167.7   $       41.1   $       95.4    $      1,222.0              7.8%
                                           ===============   ============   ============    ==============    =============

Year Ended December 31, 1996:
----------------------------
Life Insurance in Force                    $      18,747.2   $    2,120.2   $          -    $     16,627.0                -

Premiums
    Life Insurance                         $         368.8   $        9.4   $          -    $        359.4                -
    Accident and Health Insurance                    130.6            0.9              -             129.7                -
    Property and Liability Insurance                 643.4           21.8          109.6             731.2             15.0%
                                           ---------------   ------------   ------------    --------------    -------------
Total Premiums                             $       1,142.8   $       32.1   $      109.6    $      1,220.3              9.0%
                                           ===============   ============   ============    ==============    =============

See Accompanying Independent Auditors' Report.