Form 10-Q
period 1999-03-31
UNITRIN INC
filed 1999-04-26
CIK 860748

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




[ X ]          Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 1999
                          -----------------------------------------------------

                                        OR

[   ]        Transition  Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Transition Period from                       to
                              -----------------------  -------------------------

Commission file                         0-18298
number             -------------------------------------------------------------

                                 Unitrin, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                           95-4255452
--------------------------------------------------------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

   One East Wacker Drive, Chicago, Illinois                   60601
-------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)

                                 (312)661-4600
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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
                                        Yes   X          No
                                           -------         -------

73,179,396 shares of common stock, $0.10 par value, were outstanding as of March 31, 1999.

                                 UNITRIN, INC.

                                     INDEX




                                                                                             Page
                                                                                         ---------
PART  I.          Financial Information.

Item  1.          Financial Statements.

                  Condensed Consolidated Statements of                                           1
                  Income for the Three Months Ended
                  March 31, 1999 and 1998 (Unaudited).

                  Condensed Consolidated Balance Sheets as of                                    2
                  March 31, 1999  (Unaudited) and
                  December 31, 1998.

                  Condensed Consolidated Statements of Cash                                      3
                  Flows for the Three Months Ended
                  March 31, 1999 and 1998 (Unaudited).

                  Notes to the Condensed Consolidated                                          4-6
                  Financial Statements (Unaudited).

Item  2.           Management's Discussion and Analysis of
                   Results of Operations and Financial Condition.                             7-11

PART  II.          Other Information.

Item  6.           Exhibits and Reports on Form 8-K.                                             12

Signatures                                                                                       13

                        UNITRIN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                                                                       Three Months Ended
                                                                                                ---------------------------------
                                                                                                    March 31,          March 31,
                                                                                                      1999               1998
                                                                                                --------------     --------------
Revenues:
Premiums                                                                                                $324.2             $289.9
Consumer Finance Revenues                                                                                 29.1               28.3
Net Investment Income                                                                                     49.8               41.8
Net Gains on Sales of Investments                                                                         24.3               60.9
                                                                                                --------------     --------------
Total Revenues                                                                                           427.4              420.9
                                                                                                --------------     --------------
Expenses:
Insurance Claims and Policyholders' Benefits                                                             209.5              183.7
Insurance Expenses                                                                                       135.9              118.5
Consumer Finance Expenses                                                                                 24.0               23.4
Interest and Other Expenses                                                                                4.0                2.8
                                                                                                --------------     --------------
Total Expenses                                                                                           373.4              328.4
                                                                                                --------------     --------------
Income before Income Taxes and Equity
   in Net Income of Investees                                                                             54.0               92.5
Income Tax Expense                                                                                        18.1               31.7
                                                                                                --------------     --------------
Income before Equity in Net Income of Investees                                                           35.9               60.8
Equity in Net Income of Investees                                                                         16.3               15.2

                                                                                                --------------     --------------
Net Income                                                                                              $ 52.2             $ 76.0
                                                                                                ==============     ==============

Net Income Per Share                                                                                    $ 0.70             $ 1.01
                                                                                                ==============     ==============

Net Income Per Share Assuming Dilution                                                                  $ 0.70             $ 1.00
                                                                                                ==============     ==============


The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)

                                                                             March 31,              December 31,
                                                                                1999                    1998
                                                                          --------------            --------------
                                                                            (Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized
   Cost: 1999 - $2,565.4; 1998 - $2,492.5)                                       $2,597.3                 $2,557.3
Equity Securities at Fair Value
  (Cost:  1999 - $646.5; 1998 - $831.2)                                             797.7                    786.3
Investees at Cost Plus Cumulative Undistributed Earnings
  (Fair Value: 1999 - $1,038.0; 1998 - $1,223.2)                                    606.3                    581.2
Other                                                                               304.7                    379.4
                                                                                 --------                 --------
Total Investments                                                                 4,306.0                  4,304.2
                                                                                 --------                 --------

Cash                                                                                  6.4                      8.6
Consumer Finance Receivables                                                        542.9                    532.0
Other Receivables                                                                   334.5                    290.8
Deferred Policy Acquisition Costs                                                   331.4                    332.0
Other Assets                                                                        448.4                    442.3
                                                                                 --------                 --------
Total Assets                                                                     $5,969.6                 $5,909.9
                                                                                 ========                 ========

Liabilities and Shareholders' Equity:
Insurance Reserves:
Life and Health                                                                  $2,097.9                 $2,079.0
Property and Casualty                                                               434.0                    447.7
                                                                                 --------                 --------
Total Insurance Reserves                                                          2,531.9                  2,526.7
                                                                                 --------                 --------

Investment Certificates                                                             547.4                    544.6
Unearned Premiums                                                                   261.7                    263.2
Accrued and Deferred Income Taxes                                                   460.4                    378.8
Notes Payable                                                                        51.1                    116.2
Accrued Expenses and Other Liabilities                                              256.6                    258.0
                                                                                 --------                 --------
Total Liabilities                                                                 4,109.1                  4,087.5
                                                                                 --------                 --------

Shareholders' Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized;
   73,179,396 and 75,977,750 Shares Issued and Outstanding at
  March 31, 1999 and December 31, 1998                                                7.3                      7.6
Paid-in Capital                                                                     414.5                    428.2
Retained Earnings                                                                 1,319.5                  1,373.4
Accumulated Other Comprehensive Income                                              119.2                     13.2
                                                                                 --------                 --------
Total Shareholders' Equity                                                        1,860.5                  1,822.4
                                                                                 --------                 --------
Total Liabilities and Shareholders' Equity                                       $5,969.6                 $5,909.9
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

                        UNITRIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                                                                 Three Months Ended
                                                                                    ---------------------------------------------
                                                                                         March 31,                  March 31,
                                                                                           1999                        1998
                                                                                    ------------------           ----------------
Operating Activities:
Net Income                                                                                     $  52.2                    $  76.0
Adjustments to Reconcile Net Income to Net Cash
  Provided (Used) by Operations:
   Change in Deferred Policy Acquisition Costs                                                     0.2                        5.9
   Equity in Net Income of Investees before Taxes                                                (25.1)                     (23.5)
   Amortization of Investments                                                                     5.7                        5.7
   Increase (Decrease) in Insurance Reserves and Unearned Premiums                                 1.4                       (8.1)
   Increase in Accrued and Deferred Income Taxes                                                  24.5                       38.1
   Increase (Decrease) in Accrued Expenses and Other Liabilities                                  (1.4)                      16.4
   Net Gains on Sales of Investments                                                             (24.3)                     (60.9)
   Provision for Loan Losses                                                                       5.7                        5.3
   Other, Net                                                                                    (45.9)                      10.7
                                                                                    ------------------           ----------------
Net Cash Provided (Used) by Operating Activities                                                  (7.0)                      65.6
                                                                                    ------------------           ----------------

Investing Activities:
Sales and Maturities of Fixed Maturities                                                         100.8                      189.9
Purchases of Fixed Maturities                                                                   (179.1)                    (214.2)
Sales and Redemptions of Equity Securities                                                       211.3                       77.0
Purchases of Equity Securities                                                                    (2.1)                     (10.3)
Change in Consumer Finance Receivables                                                           (16.1)                      19.1
Change in Short-term Investments                                                                  75.6                       14.8
Other, Net                                                                                        (5.8)                      (6.6)
                                                                                    ------------------           ----------------
Net Cash Provided by Investing Activities                                                        184.6                       69.7
                                                                                    ------------------           ----------------

Financing Activities:
Change in Investment Certificates                                                                  2.9                      (33.4)
Changes in Universal Life and Annuity Accounts                                                     2.3                        1.8
Notes Payable Proceeds                                                                            48.8                       10.0
Notes Payable Payments                                                                          (113.9)                     (85.2)
Cash Dividends Paid                                                                              (25.8)                     (24.5)
Common Stock Repurchases                                                                         (94.8)                      (1.2)
Other, Net                                                                                         0.7                        2.4
                                                                                    ------------------           ----------------
Net Cash Used by Financing Activities                                                           (179.8)                    (130.1)
                                                                                    ------------------           ----------------
Increase (Decrease) in Cash                                                                       (2.2)                       5.2
Cash, Beginning of Year                                                                            8.6                       14.5
                                                                                    ------------------           ----------------
Cash, End of Period                                                                            $   6.4                    $  19.7
                                                                                    ==================           ================


The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 -- Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1998.

On February 12, 1999, the Company's Board of Directors authorized a 2-for-1 stock split payable on March 26, 1999 in the form of a dividend distribution of one share of common stock for each share of common stock outstanding on March 5, 1999, the record date for the dividend. Accordingly, prior year share and per share amounts have been restated retroactively as if the distribution had occurred prior to the periods presented.

Note 2 -- Accounting Changes

Effective January 1, 1999, the Company prospectively adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires the Company to capitalize qualifying computer software costs incurred during the application development stage. The effect of adoption was not material.

Note 3 -- Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" for the three months ended March 31, 1999 and 1998 was as follows:



                                                                                    Three Months Ended
                                                                        ----------------------------------------------
                                                                              March 31,                  March 31,
(Dollars and Shares in Millions, Except Per Share Amounts)                      1999                       1998
---------------------------------------------------------------         -------------------         ------------------
Net Income                                                                            $52.2                      $76.0
Dilutive Effect on Net Income from
   Investees' Equivalent Shares                                                        (0.2)                      (0.4)
                                                                      ---------------------      ---------------------
Net Income Assuming Dilution                                                          $52.0                      $75.6
                                                                      =====================      =====================

Weighted Average Common Shares Outstanding                                             74.2                       75.2
Dilutive Effect of Unitrin Stock Option Plans                                           0.3                        0.3
                                                                      ---------------------      ---------------------
Weighted Average Common Shares and
   Equivalent Shares Outstanding Assuming Dilution                                     74.5                       75.5
                                                                      =====================      =====================

Net Income Per Share                                                                  $0.70                      $1.01
                                                                      =====================      =====================

Net Income Per Share Assuming Dilution                                                $0.70                      $1.00
                                                                      =====================      =====================

Note 4 -- Investment in Investees


Unitrin accounts for its Investments in Investees (Curtiss-Wright Corporation, Litton Industries, Inc. ("Litton") and UNOVA, Inc.) under the equity method of accounting using the most recent publicly-available financial reports and other publicly-available information. The Company's investment in Litton exceeded 10% of Shareholders' Equity at December 31, 1998. The amounts included in Unitrin's financial statements for Litton represent amounts reported by Litton for periods ending two months earlier. Accordingly, amounts included in these financial statements represent the amounts reported by Litton for the three month periods ended January 31, 1999 and 1998. Summarized financial information reported by Litton for such periods was:

                                                             Three Months Ended
                                                 ------------------------------------------
                                                         Jan. 31,               Jan. 31,
(Dollars in Millions)                                      1999                   1998
------------------------------------------       -------------------      -----------------
Revenues                                                    $1,130.9                 $973.8
                                                 ===================      =================

Cost of Sales                                               $  884.4                 $741.2
                                                 ===================      =================

Income from Continuing Operations                           $   44.0                 $ 40.6
                                                 ===================      =================

Net Income                                                  $   44.0                 $ 40.6
                                                 ===================      =================

Based on the most recently available public information, Unitrin's voting percentage in Litton common stock at March 31, 1999 was approximately 27.8%.

Equity in Net Income of Investees was $16.3 million and $15.2 million for the three months ended March 31, 1999 and 1998, respectively. Equity in Net Income of Investees for the three months ended March 31, 1999 included income of $3.4 million resulting from Unitrin's proportionate share of UNOVA's gain on sale of its headquarters building. Equity in Net Income of Investees for the three months ended March 31, 1998 included income of $4.9 million resulting from the Company's investment in Western Atlas Inc. ("Western Atlas"). In August 1998, the Company exchanged its investment in Western Atlas for common stock in Baker Hughes Incorporated ("Baker Hughes") upon the acquisition of Western Atlas by Baker Hughes in a merger transaction. As a result of the merger, Unitrin owns less than 20% of Baker Hughes and the equity method no longer applies.

Note 5 -- Other Comprehensive Income and Supplemental Cash Flow Information

Other Comprehensive Income related to the Company's investments in Fixed Maturities and Equity Securities for the three months ended March 31, 1999 and 1998 was:

                                                                                             Three Months Ended
                                                                                  ---------------------------------------
                                                                                        March 31,             March 31,
(Dollars in Millions)                                                                     1999                  1998
------------------------------------------------------------------------------    -----------------     -----------------
Increase (Decrease) in Unrealized Gains, Net of
    Reclassification Adjustment for Gains Included in Net Income                             $163.2                $(66.4)
Effect of Income Taxes                                                                        (57.2)                 22.7
                                                                                  -----------------     -----------------
Increase (Decrease) in Accumulated Other Comprehensive Income                                $106.0                $(43.7)
                                                                                  =================     =================

The Company's Investments in Investees are accounted for under the equity method of accounting and, accordingly, changes in the fair value of the Company's investments in Investees are excluded from the determination of Total Comprehensive Income and Other Comprehensive Income under SFAS No. 130. Total Comprehensive Income for the three months ended March 31, 1999 and 1998 was $158.2 million and $32.3 million, respectively.

Note 6 -- Business Segments

Segment Revenues and Operating Profit for the three months ended March 31, 1999 and 1998 were:

                                                                     Three Months Ended
                                                          ---------------------------------------
                                                               March 31,              March 31,
(Dollars in Millions)                                             1999                  1998
----------------------------------------------------      ----------------      -----------------
Revenues:
Property and Casualty Insurance:
  Premiums                                                          $146.3                 $170.9
  Net Investment Income                                               12.9                   11.1
                                                          ----------------      -----------------
  Total Property and Casualty Insurance                              159.2                  182.0
                                                          ----------------      -----------------

Life and Health Insurance:
  Premiums                                                           177.9                  119.0
  Net Investment Income                                               36.5                   30.5
                                                          ----------------      -----------------
  Total Life and Health Insurance                                    214.4                  149.5
                                                          ----------------      -----------------

Consumer Finance                                                      29.1                   28.3
                                                          ----------------      -----------------
Total Segment Revenues                                               402.7                  359.8
                                                          ----------------      -----------------

Net Gains on Sales of Investments                                     24.3                   60.9
Other                                                                  0.4                    0.2
                                                          ----------------      -----------------

Total Revenues                                                      $427.4                 $420.9
                                                          ================      =================

Income before Income Taxes and
  Equity in Net Income of Investees:
    Property and Casualty Insurance                                 $ 14.1                 $ 18.8
    Life and Health Insurance                                         12.5                    7.5
    Consumer Finance                                                   5.0                    5.9
                                                          ----------------      -----------------
    Total Segment Operating Profit                                    31.6                   32.2
                                                          ----------------      -----------------

Net Gains on Sales of Investments                                     24.3                   60.9
Other Income, Net                                                     (1.9)                  (0.6)
                                                          ----------------      -----------------

Income before Income Taxes and
  Equity in Net Income of Investees                                 $ 54.0                 $ 92.5
                                                          ================      =================

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Property and Casualty Insurance

                                                        Three Months Ended
                                            -----------------------------------
                                                 March 31,            March 31,
(Dollars in Millions)                              1999                 1998
------------------------------------        -------------        -------------
Premiums                                           $146.3               $170.9
Net Investment Income                                12.9                 11.1
                                            -------------        -------------
Total Revenues                                     $159.2               $182.0
                                            =============        =============

Operating Profit                                   $ 14.1               $ 18.8
                                            =============        =============

Premiums in the Property and Casualty Insurance segment decreased by $24.6 million for the three months ended March 31, 1999, compared to the same period in 1998 due primarily to lower volume, partially the result of management actions taken to reduce exposures on certain classes of business. The Company anticipates that the impact of these actions on Premiums will continue in 1999. Operating Profit in the Property and Casualty Insurance segment decreased by $4.7 million due primarily to higher storm damage and the effects of lower premium volume, partially offset by the effects of reduced exposure on certain classes of business and lower expense related to Year 2000 remediation projects.

On February 10, 1999, the Company entered into a definitive agreement with Fund American Enterprises Holdings, Inc. ("Fund American") under which the Company will acquire Fund American's subsidiary, Valley Group, Inc. ("Valley Group"), and its principal subsidiaries (Valley Insurance Company, Charter Indemnity Company and White Mountains Insurance Company) in a cash transaction. The purchase price is estimated to be $139 million assuming payment of a special dividend by Valley Group to Fund American of approximately $81 million prior to closing. The transaction, including the payment of the special dividend, is subject to insurance department approvals and the satisfaction of other customary closing conditions. In 1998, Valley Group had consolidated annual statutory premium revenues of approximately $160 million. The acquisition will be accounted for under the purchase method and, accordingly, the operations of Valley Group and its subsidiaries will be included in the Company's financial statements from the date of acquisition. The Company expects the acquisition to be completed in the second quarter of 1999.

Life and Health Insurance


                                                  Three Months Ended
                                         -----------------------------------
                                            March 31,              March 31,
(Dollars in Millions)                          1998                  1998
------------------------------------     ------------         --------------
Premiums                                       $177.9                 $119.0
Net Investment Income                            36.5                   30.5
                                         ------------         --------------
Total Revenues                                 $214.4                 $149.5
                                         ============         ==============

Operating Profit                               $ 12.5                 $  7.5
                                         ============         ==============

Premiums in the Life and Health Insurance segment increased by $58.9 million for the three months ended March 31, 1999, compared to the same period in 1998 due primarily to premiums resulting from the June 1998 acquisition of The Reliable Life Insurance Company and the September 1998 acquisition of Reserve National Insurance Company and its parent NationalCare Insurance Company. Operating Profit in the Life and Health Insurance segment increased by $5.0 million due primarily to the acquisition of Reliable Life.

Consumer Finance

                                                      Three Months Ended
                                            -----------------------------------
                                                March 31,             March 31,
(Dollars in Millions)                             1999                  1998
------------------------------------        ------------         -------------
Revenues                                           $29.1                 $28.3
                                            ============         =============
Operating Profit                                   $ 5.0                 $ 5.9
                                            ============         =============

Revenues in the Consumer Finance segment increased by $0.8 million for the three months ended March 31, 1999, compared to the same period in 1998 as a result of a higher level of loans outstanding. Operating Profit in the Consumer Finance segment decreased by $0.9 million due primarily to higher operating expenses partially the result of conversion costs associated with Year 2000.

Net Gains on Sales of Investments

Net Gains on Sales of Investments were $24.3 million and $60.9 million for the three months ended March 31, 1999 and 1998, respectively. In the first quarter of 1999, the Company sold a portion of its investment in Baker Hughes Incorporated ("Baker Hughes") common stock at a pre-tax gain of $24.5 million. The first quarter of 1998 included gains primarily resulting from the disposition of the Company's investment in ITT Corporation ("ITT") common stock in connection with the acquisition of ITT by Starwood Hotels & Resorts Worldwide, Inc. and the redemption of the Company's investment in Navistar International Corporation $6.00 Cumulative Convertible Preferred Stock, Series
G. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

Equity in Net Income of Investees

Equity in Net Income of Investees was $16.3 million and $15.2 million for the three months ended March 31, 1999 and 1998, respectively. Equity in Net Income of Investees for the three months ended March 31, 1999 included income of $3.4 million resulting from Unitrin's proportionate share of UNOVA's gain on sale of its headquarters building. Equity in Net Income of Investees for the three months ended March 31, 1998 included income of $4.9 million resulting from the Company's investment in Western Atlas Inc. ("Western Atlas"). In August 1998, the Company exchanged its investment in Western Atlas for common stock in Baker Hughes upon the acquisition of Western Atlas by Baker Hughes in a merger transaction. As a result of the merger, Unitrin owns less than 20% of Baker Hughes and the equity method no longer applies.

Other Items

Other Income, Net decreased by $1.3 million for the three months ended March 31, 1999, compared to same period in 1998 due primarily to higher net corporate interest expense.

During the first three months of 1999, the Company repurchased 2,823,480 shares of its common stock (adjusted for the Company's 2-for-1 stock split) in open market transactions at an aggregate cost of $94.8 million. The repurchases were made with general corporate funds. At March 31, 1999, the Company had approximately 6.9 million shares remaining under the existing Board of Directors repurchase authorizations.

At March 31, 1999, the unused commitment under the Company's revolving credit facility was $295.0 million. In addition, for the remainder of 1999, the Company's subsidiaries would be able to pay approximately $624.9 million in dividends to the Company without prior regulatory approval.

Year 2000

The Year 2000 issue (i.e. the ability of computer systems to accurately identify and process dates beginning with the year 2000 and beyond) affects virtually all companies and organizations. Most of the Company's computer systems are already Year 2000 compliant. However, certain of the Company's computer systems use only two digits to identify a year in a date field. For example, the year 2000 would be represented in these systems as "00," but in many cases might be interpreted by the computer as "1900" rather than "2000," thereby potentially resulting in processing errors.

The ability to process information in a timely and accurate manner is vital to the Company's data-intensive insurance and consumer finance businesses. The Company recognizes that the computer systems used by these businesses must be Year 2000 compliant by December 31, 1999 and, in some instances, well in advance of that date. To meet this challenge, the Company and its subsidiaries have instituted a four-phase Year 2000 program:


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

Each of the Company's business segments has completed the Assessment Phase and is in varying stages of completion for the remaining phases. The Company's Property and Casualty Insurance segment has substantially completed all four phases for both its mission critical projects and non-mission critical projects. For purposes of this Year 2000 discussion, the term "mission critical" refers to key business functions, such as the processing of business transactions, regulatory compliance and archival of important records, upon which the Company is materially dependent.

The Company's Life and Health Insurance segment has completed all four phases for 90% of both its mission critical projects and non-mission critical projects. Approximately 10% of the Life and Health Insurance segment's mission critical projects are in the Remediation and Conversion Phase. The Life and Health Insurance segment is comprised primarily of three separate business units operating in different geographical regions and offering similar insurance policies using employee-agents. Each business unit has its unique set of mission critical applications which it uses to process transactions. Should one or two of these business units not achieve Year 2000 compliance, the Company contingently plans to transfer the processing of that business unit's transactions to another of the Life and Health Insurance segment's business units and process transactions manually until the transfer is complete.

The Company's Consumer Finance segment outsources its mission critical data processing to Fiserv, Inc. ("Fiserv"). As a provider of third party data processing services to the banking and financial services industry, Fiserv and the data processing services it provides are subject to limited oversight by the FDIC. In March of 1999, the Consumer Finance segment migrated from its former Fiserv system to another system that Fiserv has represented to be Year 2000 compliant. The Consumer Finance segment has reviewed Fiserv's Year 2000 testing documentation, the reports of an independent auditing concern engaged to review Fiserv's Year 2000 testing and the reports of certain regulatory agencies, including the FDIC, covering Fiserv's Year 2000 program. Accordingly, the Consumer Finance segment has completed all four phases for its mission critical applications. Fiserv has recently developed certain non-mission critical applications for the Consumer Finance segment. The final versions of these applications are scheduled to be placed into production in June 1999. The Consumer Finance segment plans to test these non-mission critical applications no later than September 30, 1999. In addition to these reviews and tests, the Consumer Finance segment has developed a contingency plan to off-load all customer loan and deposit records prior to January 1, 2000 and process customer loans and deposits manually at its branch offices in the event of a Year 2000 failure.

The Company has not identified any Year 2000 problems associated with non-information technology systems (e.g., telephone systems, elevators, etc.) that have not either been remediated or replaced, or scheduled to be remediated or replaced prior to January 1, 2000, or which are likely to pose any material risks to the Company's operations.

The Company is also reviewing the Year 2000 issue with key service providers, including banks, brokers and investment custodians, and continually updating its risk assessment, readiness evaluation, action plans and contingency plans related to these service providers. In addition, the Company is reviewing the Year 2000 issue as it relates to its investee companies (Curtiss-Wright, Litton and UNOVA; the "Investees") as well as its significant investment in Baker Hughes by reviewing public disclosures concerning Year 2000 readiness made by such companies. The Company has no representatives on any of the Investees' or Baker Hughes' boards of directors and does not otherwise participate in the management of the Investees or Baker Hughes. Accordingly, the Company does not possess any non-public information concerning, assumes no responsibility for, and has no contingency plans for, Year 2000 compliance by the Investees or Baker Hughes.

The goal of the Company is for its Consumer Finance segment to complete testing of Fiserv's non-mission critical applications and be substantially Year 2000 compliant by September 30, 1999, and for its Life and Health Insurance segment to be substantially Year 2000 compliant by April 30, 1999. However, there can be no assurances that this goal will be met. If one or more of the Company's business segments, key service providers, investee companies or Baker Hughes fails to make its computer systems Year 2000 compliant by the necessary dates, notwithstanding contingency plans currently contemplated, such failure could materially adversely affect the Company's operations and financial results. Each of the Company's three business segments depends heavily on its computer systems to manage its operations. The Company believes that the most reasonably likely worst case scenario would consist of a combination of Year 2000 failures, including but not limited to the failures discussed above, in the Company's mission critical systems, coupled with Year 2000 failures at one or more of the Investees or Baker Hughes. In such a scenario, the Company might be forced to rely on the manual processing of transactions, or, if feasible, to shift processing to other Company systems or third party data processing vendors, which in either case would likely have a material adverse effect on costs and produce an increased probability of errors and potential legal exposures resulting from such errors. Such a scenario could also result in the loss of revenues, the extent of which is not estimable. In addition, Year 2000 failures at one or more Investees or Baker Hughes could materially affect their earnings, and therefore adversely affect the earnings of the Company and the Company's carrying value of its investment in these companies.

Incremental expense recognized directly related to rewriting and testing existing applications or converting to new Year 2000 compliant applications totaled $1.8 million and $2.4 million for the three months ended March 31, 1999 and 1998, respectively. Total incremental expense recognized since inception of the Company's Year 2000 program directly related to rewriting and testing existing applications or converting to new Year 2000 compliant applications totaled $25.5 million through March 31, 1999. The Company estimates that the incremental expense necessary to complete its Year 2000 program and directly related to rewriting and testing existing applications or converting to new Year 2000 compliant applications will be approximately $0.6 million for the remainder of 1999. In addition to the above incremental expenses, upon completion of the Company's Year 2000 program, the Company estimates that it will have made capital expenditures, which will be expensed over the useful lives of the assets to which they relate, totaling approximately $16 million to replace existing hardware or software.

NOTE: The foregoing discussion on Year 2000 issues shall be considered "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

Accounting Changes

Effective January 1, 1999, the Company prospectively adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires the Company to capitalize qualifying computer software costs incurred during the application development stage. The effect of adoption was not material.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 133, "Accounting for Derivatives Instruments and for Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. SFAS No. 133 is effective for years beginning after June 15, 1999, with earlier adoption
permitted.   The Company believes that the effect of adoption of SFAS No. 133 will not be material.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K




(a)      Exhibits.

         2     Stock Acquisition Agreement dated as of February 10, 1999 by and between Unitrin, Inc.
               and Fund American Enterprises Holdings, Inc. (Incorporated herein by reference to
               Exhibit 2 to the Company's Annual Report on Form 10-K for the year ended December 31,
               1998.)
         3.1   Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the
               Company's Registration Statement on Form 10 dated February 15, 1990.)

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

        10.2   Unitrin, Inc. 1997 Stock Option Plan (Incorporated herein by reference to Exhibit A of the Company's Proxy Statement, dated April 9, 1997, in connection with Company's annual meeting of shareholders.)

        10.3   Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

        10.4   Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit
               10.4 to Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

        10.5   Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company's 1994 Annual Report on Form 10-K),
               with following executive officers:

                    Richard C. Vie (Chairman, President and Chief Executive Officer)
                    David F. Bengston (Vice President)
                    James W. Burkett (Vice President)
                    Eric J. Draut (Senior Vice President, Treasurer & Chief Financial Officer)
                    Thomas H. Maloney (Vice President)
                    Scott Renwick (General Counsel and Secretary)
                    Donald G. Southwell (Senior Vice President)

               (Note: Each of the foregoing agreements is identical except that the severance compensation multiple is 2.99 for Mr. Vie and 2.0 for the other executive officers.  The term of these agreements has been extended by action of Unitrin's board of directors through January 1, 2000.)

        10.6   Severance Compensation Plan After Change of Control  (Incorporated herein by reference to Exhibit 10.6 to the Company's 1994 Annual Report on Form 10-K; the term of this plan has been extended by Unitrin's board of directors through January 1, 2000.)

        10.7   1998 Bonus Plan for Senior Executives (Incorporated herein by reference to Exhibit A of the Company's Proxy Statement, dated April 9, 1998, in connection with Company's annual meeting of shareholders.)

        10.8   Amended and Restated Credit Agreement, dated September 17, 1997 among Unitrin, Inc., the
               Lenders party thereto, and NationsBank of Texas, N.A. as Administrative Agent
               (Incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1997.)

        27     Financial Data Schedule



(b)  Reports on Form 8-K.

           No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Unitrin, Inc.



Date:  April 23, 1999               /s/ Richard C. Vie
                                    -------------------------------------------
                                    Richard C. Vie
                                    Chairman, President
                                    and Chief Executive Officer





Date: April 23, 1999                /s/ Richard Roeske
                                    -------------------------------------------
                                    Richard Roeske
                                    Corporate Controller
                                    (Principal Accounting Officer)