Form 10-Q
period 1999-06-30
UNITRIN INC
filed 1999-08-12
CIK 860748

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X]            Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

        For Quarterly Period Ended             June 30, 1999
                                   -------------------------------------

                                      OR

[ ]           Transition  Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

        For the Transition Period from                to
                                       --------------    ---------------


        Commission file number                 0-18298
                               -----------------------------------------


                                  Unitrin, Inc.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                             95-4255452
        -------------------------------              -------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)


        One East Wacker Drive, Chicago, Illinois            60601
        ----------------------------------------------------------------
        (Address of principal executive offices)          (Zip Code)


                                  (312)661-4600
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
        ----------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X      No
                                 -----       -----

72,367,783 shares of common stock, $0.10 par value, were outstanding as of June 30, 1999.

                                 UNITRIN, INC.

                                     INDEX

                                                                            Page
                                                                            ----
PART  I.      Financial Information.

Item  1.      Financial Statements.

              Condensed Consolidated Statements of Income for the Six          1
              and Three Months Ended June 30, 1999 and 1998 (Unaudited).

              Condensed Consolidated Balance Sheets as of June 30, 1999        2
              (Unaudited) and December 31, 1998.

              Condensed Consolidated Statements of Cash Flows for the          3
              Six Months Ended June 30, 1999 and 1998 (Unaudited).

              Notes to the Condensed Consolidated Financial                  4-8
              Statements (Unaudited).

Item  2.      Management's Discussion and Analysis of Results of            9-13
              Operations and Financial Condition.

Item  3.      Quantitative and Qualitative Disclosures About Market Risk.     13

PART  II.     Other Information.

Item  4.      Submission of Matters to a Vote of Securities Holders.          13

Item  6.      Exhibits and Reports on Form 8-K.                               14

Signatures                                                                    15



                        UNITRIN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                     Six Months Ended       Three Months Ended
                                                   --------------------    --------------------
                                                   June 30,    June 30,    June 30,    June 30,
                                                     1999        1998        1999        1998
                                                   --------    --------    --------    --------
Revenues:
Premiums                                            $652.2      $583.0      $328.0      $293.1
Consumer Finance Revenues                             59.2        56.4        30.1        28.1
Net Investment Income                                100.5        87.0        50.7        45.2
Net Gains on Sales of Investments                     39.4        66.5        15.1         5.6
                                                    ------      ------      ------      ------
Total Revenues                                       851.3       792.9       423.9       372.0
                                                    ------      ------      ------      ------
Expenses:
Insurance Claims and Policyholders' Benefits         428.1       378.6       218.6       194.9
Insurance Expenses                                   276.0       239.8       140.1       121.3
Consumer Finance Expenses                             48.7        46.9        24.7        23.5
Interest and Other Expenses                            7.1         5.6         3.1         2.8
                                                    ------      ------      ------      ------
Total Expenses                                       759.9       670.9       386.5       342.5
                                                    ------      ------      ------      ------
Income before Income Taxes and Equity
   in Net Income of Investees                         91.4       122.0        37.4        29.5
Income Tax Expense                                    31.0        41.4        12.9         9.7
                                                    ------      ------      ------      ------
Income before Equity in Net Income of Investees       60.4        80.6        24.5        19.8
Equity in Net Income of Investees                     28.3        31.6        12.0        16.4
                                                    ------      ------      ------      ------
Net Income                                          $ 88.7      $112.2      $ 36.5      $ 36.2
                                                    ======      ======      ======      ======
Net Income Per Share                                $ 1.21      $ 1.47      $ 0.50      $ 0.47
                                                    ======      ======      ======      ======
Net Income Per Share Assuming Dilution              $ 1.20      $ 1.45      $ 0.50      $ 0.46
                                                    ======      ======      ======      ======

         The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)

                                                                                 June 30,          December 31,
                                                                                   1999               1998
                                                                                 ---------         ------------
                                                                                (Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized
   Cost: 1999 - $2,549.3; 1998 - $2,492.5)                                        $2,539.1           $2,557.3
Equity Securities at Fair Value
   (Cost:  1999 - $581.4; 1998 - $831.2)                                             933.6              786.3
Investees at Cost Plus Cumulative Undistributed Earnings
   (Fair Value: 1999 - $1,285.0; 1998 - $1,223.2)                                    622.0              581.2
Other                                                                                280.2              379.4
                                                                                  --------           --------
Total Investments                                                                  4,374.9            4,304.2
                                                                                  --------           --------

Cash                                                                                  11.3                8.6
Consumer Finance Receivables                                                         559.9              532.0
Other Receivables                                                                    277.7              290.8
Deferred Policy Acquisition Costs                                                    310.9              332.0
Other Assets                                                                         581.6              442.3
                                                                                  --------           --------
Total Assets                                                                      $6,116.3           $5,909.9
                                                                                  ========           ========

Liabilities and Shareholders' Equity:
Insurance Reserves:
Life and Health                                                                   $2,084.4          $2,079.0
Property and Casualty                                                                428.7             447.7
                                                                                  --------          --------
Total Insurance Reserves                                                           2,513.1           2,526.7
                                                                                  --------          --------

Investment Certificates                                                              577.2             544.6
Unearned Premiums                                                                    261.4             263.2
Accrued and Deferred Income Taxes                                                    440.6             378.8
Notes Payable                                                                        128.8             116.2
Accrued Expenses and Other Liabilities                                               253.0             258.0
                                                                                  --------          --------
Total Liabilities                                                                  4,174.1           4,087.5
                                                                                  --------          --------

Shareholders' Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized;
   72,367,783 and 75,977,750 Shares Issued and Outstanding at
   June 30, 1999 and December 31, 1998                                                 7.3               7.6
Paid-in Capital                                                                      427.1             428.2
Retained Earnings                                                                  1,287.2           1,373.4
Accumulated Other Comprehensive Income                                               220.6              13.2
                                                                                  --------          --------
Total Shareholders' Equity                                                         1,942.2           1,822.4
                                                                                  --------          --------
Total Liabilities and Shareholders' Equity                                        $6,116.3          $5,909.9
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

                        UNITRIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                                              Six Months Ended
                                                                       -------------------------------
                                                                       June 30,               June 30,
                                                                         1999                   1998
                                                                       --------               --------
Operating Activities:
Net Income                                                              $ 88.7                $ 112.2
Adjustments to Reconcile Net Income to Net Cash
  Provided (Used) by Operations:
    Change in Deferred Policy Acquisition Costs                            6.6                    8.4
    Equity in Net Income of Investees before Taxes                       (43.4)                 (48.7)
    Cash Dividends from Investee                                           0.6                    0.6
    Amortization of Investments                                           11.5                   11.4
    Increase (Decrease) in Insurance Reserves and Unearned
     Premiums                                                              7.1                   (4.2)
    Increase (Decrease) in Accrued and Deferred Income
     Taxes                                                               (50.8)                  23.1
    Increase (Decrease) in Accrued Expenses and Other
     Liabilities                                                         (11.9)                 (14.5)
    Net Gains on Sales of Investments                                    (39.4)                 (66.5)
    Provision for Loan Losses                                             11.7                   10.6
    Other, Net                                                            15.5                   23.8
                                                                        ------                 ------
Net Cash Provided (Used) by Operating Activities                          (3.8)                  56.2
                                                                        ------                 ------

Investing Activities:
Sales and Maturities of Fixed Maturities                                 182.1                  360.4
Purchases of Fixed Maturities                                           (250.2)                (391.3)
Sales and Redemptions of Equity Securities                               292.3                   83.0
Purchases of Equity Securities                                            (2.4)                 (13.9)
Acquisition of Business                                                 (139.0)                     -
Change in Consumer Finance Receivables                                   (39.9)                  18.2
Change in Short-term Investments                                         100.8                    0.5
Other, Net                                                               (12.0)                  (5.0)
                                                                       -------                 ------
Net Cash Provided by Investing Activities                                131.7                   51.9
                                                                       -------                 ------

Financing Activities:
Change in Investment Certificates                                         32.6                  (38.5)
Changes in Universal Life and Annuity Accounts                             4.5                    4.9
Notes Payable Proceeds                                                   171.8                  168.5
Notes Payable Payments                                                  (159.2)                (177.9)
Cash Dividends Paid                                                      (51.2)                 (48.9)
Common Stock Repurchases                                                (127.0)                 (15.0)
Other, Net                                                                 3.3                    2.8
                                                                       -------                -------
Net Cash Used by Financing Activities                                   (125.2)                (104.1)
                                                                       -------                -------
Increase (Decrease) in Cash                                                2.7                    4.0
Cash, Beginning of Year                                                    8.6                   14.5
                                                                       -------                -------
Cash, End of Period                                                    $  11.3                $  18.5
                                                                       =======                =======

         The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1998.

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

Note 2 - Accounting Changes

Effective January 1, 1999, the Company prospectively adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires the Company to capitalize qualifying computer software costs incurred during the application development stage. During the first six months of 1999, the Company capitalized $3.5 million of qualifying computer software costs.

In the second quarter of 1999, the Company revised the management reporting of its segment results to no longer include dividend income received from its investment in Baker Hughes Incorporated ("Baker Hughes") in the Company's operating segments. The Company considers the management of its investment in Baker Hughes to be a corporate responsibility rather than an operating segment responsibility. Prior period amounts have been reclassified to conform to the revised reporting. This change had no effect on Net Income.

Note 3 - Acquisition of Businesses

On June 17, 1999, Trinity Universal Insurance Company, a subsidiary of the Company, completed the acquisition of Valley Group, Inc. ( "Valley Group") and its principal subsidiaries (Valley Insurance Company, Charter Indemnity Company and White Mountains Insurance Company) in a cash transaction. Excluding certain transaction costs, the estimated purchase price, which is subject to a post-closing adjustment, was approximately $139 million. For the year ended December 31, 1998, Valley Group had consolidated annual premium revenues of approximately $160 million. Immediately prior to the closing, Valley Group had a net book value of approximately $45 million. The acquisition has been accounted for by the purchase method and, accordingly, Valley Group's operations are included in the Company's financial statements from the date of acquisition. Since the date of closing, the Company has not had sufficient time to perform a comprehensive allocation of the purchase price to the net assets acquired. Accordingly, the entire purchase price has been reflected in Other Assets in the Condensed Consolidated Balance Sheet at June 30, 1999.

On September 30, 1998, United Insurance Company of America, a subsidiary of the Company, completed the acquisition of NationalCare Insurance Company ("NationalCare") and its wholly-owned subsidiary, Reserve National Insurance Company ("Reserve National"), in a cash transaction for $98.5 million. The acquisition has been accounted for by the purchase method and, accordingly, NationalCare and Reserve National's operations are included in the Company's financial statements from the date of acquisition.

On May 29, 1998, the Company completed the acquisition of The Reliable Life Insurance Company ("Reliable") whereby the Company acquired all of the then outstanding shares of Reliable common stock in exchange for approximately 3.8 million shares of Unitrin common stock and cash for a total purchase price of $198.4 million. The acquisition has been accounted for by the purchase method and, accordingly, the operations of Reliable are included in the Company's financial statements from the date of acquisition. In the second quarter of 1999, the Company completed the allocation of the purchase price to the assets and liabilities acquired. Based on the Company's final allocation of the purchase price, assets acquired and liabilities assumed in connection with the acquisition of Reliable were:


(Dollars in Millions)
---------------------
Investments                                         $ 537.8
Cash                                                    1.2
Other Receivables                                      14.7
Insurance In Force Acquired                            78.0
Cost in Excess of Net Assets Acquired                  32.3
Other Assets                                           34.7
Life and Health Insurance Reserves                   (425.0)
Unearned Premiums                                      (1.7)
Accrued and Deferred Income Taxes                     (26.4)
Notes Payable                                         (10.8)
Accrued Expenses and Other Liabilities                (36.4)
                                                    -------
Total Purchase Price                                $ 198.4
                                                    =======


Note 4 - Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" for the six and three months ended June 30, 1999 and 1998 was as follows:

                                                                    Six Months Ended         Three Months Ended
                                                                 ----------------------    ----------------------
                                                                  June 30,     June 30,     June 30,     June 30,
(Dollars and Shares in Millions, Except Per Share Amounts)          1999         1998         1999         1998
----------------------------------------------------------       ---------    ---------    ---------    ---------
Net Income                                                        $   88.7     $  112.2     $   36.5     $   36.2
Dilutive Effect on Net Income from Investees' Equivalent
  Shares                                                              (0.4)        (0.7)        (0.2)        (0.3)
                                                                  --------     --------     --------     --------
Net Income Assuming Dilution                                      $   88.3     $  111.5     $   36.3     $   35.9
                                                                  ========     ========     ========     ========
Weighted Average Common Shares Outstanding                            73.5         76.4         72.7         77.7
Dilutive Effect of Unitrin Stock Option Plans                          0.2          0.4          0.3          0.4
                                                                  --------     --------     --------     --------
Weighted Average Common Shares and Equivalent Shares
  Outstanding Assuming Dilution                                       73.7         76.8         73.0         78.1
                                                                  ========     ========     ========     ========
Net Income Per Share                                              $   1.21     $   1.47     $   0.50     $   0.47
                                                                  ========     ========     ========     ========
Net Income Per Share Assuming Dilution                            $   1.20     $   1.45     $   0.50     $   0.46
                                                                  ========     ========     ========     ========

Note 5 - Investment in Investees

Unitrin accounts for its Investments in Investees (Curtiss-Wright Corporation ("Curtiss-Wright"), Litton Industries, Inc. ("Litton") and UNOVA, Inc.) under the equity method of accounting using the most recent publicly-available financial reports and other publicly-available information. Based on the most recently available public information, Unitrin's voting percentage in Litton common stock at June 30, 1999 was approximately 27.9% and the Company's investment in Litton exceeded 10% of the Company's Shareholders' Equity. The amounts included in Unitrin's financial statements for Litton represent amounts reported by Litton for periods ending two months earlier. Accordingly, amounts included in these financial statements represent the amounts reported by Litton for the six and three month periods ended April 30, 1999 and 1998. Summarized financial information reported by Litton for such periods was:

                                        Six Months Ended         Three Months Ended
                                     ----------------------    ----------------------
                                     April 30,    April 30,    April 30,    April 30,
(Dollars in Millions)                  1999         1998         1999         1998
---------------------------------    ---------    ---------    ---------    ---------
Revenues                             $2,386.4     $2,116.9     $1,255.5     $1,143.0
                                     ========     ========     ========     ========
Cost of Sales                        $1,852.0     $1,626.4     $  967.6     $  885.2
                                     ========     ========     ========     ========
Income from Continuing Operations    $   94.9     $   87.4     $   50.9     $   46.8
                                     ========     ========     ========     ========
Net Income                           $   94.9     $   87.4     $   50.9     $   46.8
                                     ========     ========     ========     ========

Equity in Net Income of Investees was $28.3 million and $12.0 million for the six and three months ended June 30, 1999, respectively, compared to $31.6 million and $16.4 million for the six and three months ended June 30, 1998, respectively. Equity in Net Income of Investees for the six months ended June 30, 1999 included income of $3.4 million resulting from Unitrin's proportionate share of UNOVA's gain on sale of its headquarters building. Equity in Net Income of Investees for the six and three months ended June 30, 1998 included income of $9.9 million and $5.0 million, respectively, resulting from the Company's investment in Western Atlas Inc. ("Western Atlas"). In August 1998, the Company exchanged its investment in Western Atlas for common stock in Baker Hughes upon the acquisition of Western Atlas by Baker Hughes in a merger transaction. As a result of the merger, Unitrin owns less than 20% of Baker Hughes and the equity method no longer applies.

On August 2, 1999, Litton announced that its "fiscal year 1999 results will be reduced by special fourth-quarter charges totaling $116.8 million pretax or $77.4 million after tax." Accordingly, in the third quarter of 1999, Unitrin will reflect one-time after-tax charges totaling $13.9 million, or approximately $0.19 per common share, related to Unitrin's proportionate share of Litton's announced charges for the costs to exit its mainframe outsourcing and professional services businesses, the consolidation of certain manufacturing facilities and the effect of its voluntary settlement agreement with the United States Attorney's office relating to foreign sales consultants.

On August 5, 1999, Curtiss-Wright announced its net third quarter 1999 earnings will be increased by a $7.2 million "settlement of litigation against an insurance carrier to recover environmental remediation costs." Unitrin accounts for its investment in Curtiss-Wright on a three-month-delay basis. Accordingly, in the fourth quarter of 1999, Unitrin will reflect a one-time after-tax gain totaling $2.0 million, or approximately $0.03 per common share, related to Unitrin's proportionate share of Curtiss-Wright's announced settlement.

Note 6 - Other Comprehensive Income

Other Comprehensive Income related to the Company's investments in Fixed Maturities and Equity Securities for the six and three months ended June 30, 1999 and 1998 was:

                                                                      Six Months Ended       Three Months Ended
                                                                    --------------------    --------------------
                                                                    June 30,    June 30,    June 30,    June 30,
(Dollars in Millions)                                                 1999        1998        1999        1998
----------------------------------------------------------------    --------    --------    --------    --------
Increase (Decrease) in Unrealized Gains, Net of Reclassification
  Adjustment for Gains Included in Net Income                       $ 322.0      $(55.6)     $158.8      $10.8
Other Increase (Decrease)                                              (2.0)          -        (2.0)         -
Effect of Income Taxes                                               (112.6)       19.0       (55.4)      (3.7)
                                                                    -------      ------      ------      -----
Increase (Decrease) in Accumulated Other Comprehensive Income       $ 207.4      $(36.6)     $101.4      $ 7.1
                                                                    =======      ======      ======      =====

The Company's Investments in Investees are accounted for under the equity method of accounting and, accordingly, changes in the fair value of the Company's Investments in Investees are excluded from the determination of Total Comprehensive Income and Other Comprehensive Income under SFAS No. 130. Total Comprehensive Income for the six months ended June 30, 1999 and 1998 was $296.1 million and $75.6 million, respectively. Total Comprehensive Income for the three months ended June 30, 1999 and 1998 was $137.9 million and $43.3 million, respectively.

Note 7 - Business Segments

Segment Revenues and Operating Profit for the six and three months ended June 30, 1999 and 1998 were:

                                               Six Months Ended       Three Months Ended
                                             --------------------    --------------------
                                             June 30,    June 30,    June 30,    June 30,
(Dollars in Millions)                          1999        1998        1999        1998
-----------------------------------------    --------    --------    --------    --------
Revenues:
Property and Casualty Insurance:
    Premiums                                  $296.8      $336.7      $150.5      $165.8
    Net Investment Income                       22.4        22.1        11.8        11.0
                                              ------      ------      ------      ------
    Total Property and Casualty Insurance      319.2       358.8       162.3       176.8
                                              ------      ------      ------      ------
Life and Health Insurance:
    Premiums                                   355.4       246.3       177.5       127.3
    Net Investment Income                       81.5        64.9        40.9        34.4
                                              ------      ------      ------      ------
    Total Life and Health Insurance            436.9       311.2       218.4       161.7
                                              ------      ------      ------      ------
Consumer Finance                                59.2        56.4        30.1        28.1
                                              ------      ------      ------      ------
Total Segment Revenues                         815.3       726.4       410.8       366.6
                                              ------      ------      ------      ------
Net Gains on Sales of Investments               39.4        66.5        15.1         5.6
Other                                           (3.4)          -        (2.0)       (0.2)
                                              ------      ------      ------      ------
Total Revenues                                $851.3      $792.9      $423.9      $372.0
                                              ======      ======      ======      ======
Income before Income Taxes and Equity in
  Net Income of Investees:
    Property and Casualty Insurance           $ 13.6      $ 22.8      $  1.7      $  4.0
    Life and Health Insurance                   35.2        23.4        18.7        15.9
    Consumer Finance                            10.6        11.0         5.6         5.1
                                              ------      ------      ------      ------
    Total Segment Operating Profit              59.4        57.2        26.0        25.0
                                              ------      ------      ------      ------
Net Gains on Sales of Investments               39.4        66.5        15.1         5.6
Other Income, Net                               (7.4)       (1.7)       (3.7)       (1.1)
                                              ------      ------      ------      ------
Income before Income Taxes and
  Equity in Net Income of Investees           $ 91.4      $122.0      $ 37.4      $ 29.5
                                              ======      ======      ======      ======

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Property and Casualty Insurance

                                        Six Months Ended         Three Months Ended
                                     ----------------------    ----------------------
                                      June 30,     June 30,     June 30,     June 30,
(Dollars in Millions)                  1999         1998         1999         1998
---------------------------------    ---------    ---------    ---------    ---------
Premiums                             $  296.8     $  336.7      $ 150.5     $  165.8
Net Investment Income                    22.4         22.1         11.8         11.0
                                     --------     --------     --------     --------
Total Revenues                       $  319.2     $  358.8      $ 162.3     $  176.8
                                     ========     ========     ========     ========
Operating Profit                     $   13.6     $   22.8      $   1.7     $    4.0
                                     ========     ========     ========     ========


Premiums in the Property and Casualty Insurance segment decreased by $39.9 million and $15.3 million for the six and three months ended June 30, 1999, respectively, compared to the same periods in 1998 due primarily to lower volume, partially offset by $6.4 million of premiums resulting from the acquisition of Valley Group. - See Note 3 Acquisition of Businesses. Operating Profit in the Property and Casualty Insurance segment decreased by $9.2 million for the six months ended June 30, 1999, compared to the same period in 1998 due primarily to higher storm damage and the effects of lower premium, partially offset by the effects of reduced exposure on certain classes of business and lower expense related to Year 2000 remediation projects. Operating Profit in the Property and Casualty Insurance segment decreased by $2.3 million for the three months ended June 30, 1999, compared to the same period in 1998 due primarily to the effects of lower premium, partially offset by the effects of reduced exposure on certain classes of business and lower expense related to Year 2000 remediation projects.


Life and Health Insurance

                                        Six Months Ended         Three Months Ended
                                     ----------------------    ----------------------
                                      June 30,     June 30,     June 30,     June 30,
(Dollars in Millions)                  1999         1998         1999         1998
---------------------------------    ---------    ---------    ---------    ---------
Premiums                             $  355.4     $  246.3      $ 177.5     $  127.3
Net Investment Income                    81.5         64.9         40.9         34.4
                                     --------     --------     --------     --------
Total Revenues                       $  436.9     $  311.2     $  218.4     $  161.7
                                     ========     ========     ========     ========
Operating Profit                     $   35.2     $   23.4     $   18.7     $   15.9
                                     ========     ========     ========     ========

Premiums in the Life and Health Insurance segment increased by $109.1 million and $50.2 million for the six and three months ended June 30, 1999, respectively, compared to the same periods in 1998 due primarily to premiums resulting from the June 1998 acquisition of Reliable and the September 1998 acquisition of Reserve National and its parent NationalCare - See Note 3 Acquisition of Businesses. Operating Profit in the Life and Health Insurance segment increased by $11.8 million and $2.8 million for the six and three months ended June 30, 1999, respectively, due primarily to the acquisitions of Reliable Life and Reserve National.

Consumer Finance

                                        Six Months Ended         Three Months Ended
                                     ----------------------    ----------------------
                                      June 30,     June 30,     June 30,     June 30,
(Dollars in Millions)                  1999         1998         1999         1998
---------------------------------    ---------    ---------    ---------    ---------
Revenues                             $   59.2     $   56.4      $  30.1     $   28.1
                                     ========     ========     ========     ========
Operating Profit                     $   10.6     $   11.0      $   5.6     $    5.1
                                     ========     ========     ========     ========

Revenues in the Consumer Finance segment increased by $2.8 million and $2.0 million for the six and three months ended June 30, 1999, respectively, compared to the same periods in 1998 as a result of a higher level of loans outstanding. Operating Profit in the Consumer Finance segment decreased by $0.4 million for the six months ended June 30, 1999 compared to the same period in 1998 due primarily to higher operating expenses partially the result of conversion costs associated with Year 2000. Operating Profit in the Consumer Finance segment increased by $0.5 million for the three months ended June 30, 1999 compared to the same period in 1998 due primarily to the higher level of loans outstanding.

Net Gains on Sales of Investments

Net Gains on Sales of Investments were $39.4 million and $15.1 million, respectively, for the six and three months ended June 30, 1999, compared to $66.5 million and $5.6 million, respectively, for the same periods in 1998. Net Gains on Sales of Investments for the six and three months ended June 30, 1999 included pre-tax gains of $40.1 million and $15.6 million, respectively, resulting from sales of a portion of the Company's investment in Baker Hughes common stock. The first quarter of 1998 included gains primarily resulting from the disposition of the Company's investment in ITT Corporation ("ITT") common stock in connection with the acquisition of ITT by Starwood Hotels & Resorts Worldwide, Inc. and the redemption of the Company's investment in Navistar International Corporation $6.00 Cumulative Convertible Preferred Stock, Series
G. Net Gains on Sales of Investments for the second quarter of 1998 included the sale of certain investment real estate. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

Equity in Net Income of Investees

Equity in Net Income of Investees was $28.3 million and $12.0 million, respectively for the six and three months ended June 30, 1999, respectively, compared to $31.6 million and $16.4 million, respectively, for the same periods in 1998. Equity in Net Income of Investees for the six months ended June 30, 1999 included income of $3.4 million resulting from Unitrin's proportionate share of UNOVA's gain on sale of its headquarters building. Equity in Net Income of Investees for the six and three months ended June 30, 1998 included income of $9.9 million and $5.0 million, respectively, resulting from the Company's investment in Western Atlas. In August 1998, the Company exchanged its investment in Western Atlas for common stock in Baker Hughes upon the acquisition of Western Atlas by Baker Hughes in a merger transaction. As a result of the merger, Unitrin owns less than 20% of Baker Hughes and the equity method no longer applies.

On August 2, 1999, Litton announced that its "fiscal year 1999 results will be reduced by special fourth-quarter charges totaling $116.8 million pretax or $77.4 million after tax." Accordingly, in the third quarter of 1999, Unitrin will reflect one-time after-tax charges totaling $13.9 million, or approximately $0.19 per common share, related to Unitrin's proportionate share of Litton's announced charges for the costs to exit its mainframe outsourcing and professional services businesses, the consolidation of certain manufacturing facilities and the effect of its voluntary settlement agreement with the United States Attorney's office relating to foreign sales consultants.

On August 5, 1999, Curtiss-Wright announced its net third quarter 1999 earnings will be increased by a $7.2 million "settlement of litigation against an insurance carrier to recover environmental remediation costs." Unitrin accounts for its investment in Curtiss-Wright on a three-month-delay basis. Accordingly, in the fourth quarter of 1999, Unitrin will reflect a one-time after-tax gain totaling $2.0 million, or approximately $0.03 per common share, related to Unitrin's proportionate share of Curtiss-Wright's announced settlement.


Other Items

Other Income, Net decreased by $5.7 million and $2.6 million for the six and three months ended June 30, 1999, respectively, compared to same periods in 1998 due primarily to higher net corporate interest expense.

During the first six months of 1999, the Company repurchased 3,741,280 shares of its common stock (adjusted for the Company's 2-for-1 stock split) in open market transactions at an aggregate cost of $127.0 million. The repurchases were made with general corporate funds. At June 30, 1999, the Company had approximately
5.9 million shares remaining under the existing Board of Directors repurchase authorizations.

At June 30, 1999, the unused commitment under the Company's revolving credit facility was $217.0 million. In addition, for the remainder of 1999, the Company's subsidiaries would be able to pay approximately $622.8 million in dividends to the Company without prior regulatory approval.

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

On June 17, 1999, the Company completed the acquisition of Valley Group. Prior to the acquisition, Valley Group had implemented a Year 2000 program. The Company's goal is to complete an evaluation of Valley Group's Year 2000 program by September 30, 1999. Excluding Valley Group, each of the Company's three business segments has substantially completed all four phases for both its mission critical projects and non-mission critical projects. For purposes of this Year 2000 discussion, the term "mission critical" refers to key business functions, such as the processing of business transactions, regulatory compliance and archival of important records, upon which the Company is materially dependent.

Valley Group is comprised primarily of three separate business units operating in different geographical regions and offering property and casualty insurance policies using independent agents. Each business unit has its unique set of mission critical applications and service providers which it uses to process transactions. Should one or two of these business units not achieve Year 2000 compliance, the Company contingently plans to transfer the processing of that business unit's transactions to another of Property and Casualty Insurance segment's business units and process transactions manually until the transfer is complete.

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

Incremental expense recognized directly related to rewriting and testing existing applications or converting to new Year 2000 compliant applications totaled $2.6 million and $4.7 million for the six months ended June 30, 1999 and 1998, respectively. Total incremental expense recognized since inception of the Company's Year 2000 program directly related to rewriting and testing existing applications or converting to new Year 2000 compliant applications totaled $26.3 million through June 30, 1999. The Company estimates that the incremental expense necessary to complete its Year 2000 program and directly related to rewriting and testing existing applications or converting to new Year 2000 compliant applications will be approximately $0.3 million for the remainder of 1999. In addition to the above incremental expenses, upon completion of the Company's Year 2000 program, the Company estimates that it will have made capital expenditures, which will be expensed over the useful lives of the assets to which they relate, totaling approximately $16 million to replace existing hardware or software.

NOTE: The foregoing discussion on Year 2000 issues shall be considered "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.


Accounting Changes

Effective January 1, 1999, the Company prospectively adopted SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires the Company to capitalize qualifying computer software costs incurred during the application development stage. During the first six months of 1999, the Company capitalized $3.5 million of qualifying computer software costs.

In the second quarter of 1999, the Company revised the management reporting of its segment results to no longer include dividend income received from its investment in Baker Hughes in the Company's operating segments. The Company considers the management of its investment in Baker Hughes to be a corporate responsibility rather than an operating segment responsibility. Prior period amounts have been reclassified to conform to the revised reporting. This change had no effect on Net Income.

In June 1999, the Financial Accounting Standards Board issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS No. 133, "Accounting for Derivatives Instruments and for Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Accordingly, SFAS No. 133 is effective for years beginning after June 15, 2000, with earlier adoption permitted. The Company believes that the effect of adoption of SFAS No. 133 will not be material.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 305 of Regulation S-K has been omitted because the sources and effects of changes in the information provided under Item 305 of Regulation S-K from the end of the preceding year to the date of this Quarterly Report on Form 10-Q are not material.


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Unitrin, Inc. was held on May 5, 1999 for the purpose of electing eight directors.

The final tabulation for each of the eight nominees for director is as follows:

                                            Votes            Votes
                  Nominee                    For            Withheld
          ------------------------        ----------        --------
          James E. Annable                31,256,945         159,482
          Reuben L. Hedlund               31,256,544         159,883
          Jerrold V. Jerome               31,237,725         178,702
          William E. Johnston, Jr.        31,258,015         158,412
          George A. Roberts               31,251,770         164,657
          Fayez S. Sarofim                30,453,231         963,196
          Henry E. Singleton              30,453,073         963,354
          Richard C. Vie                  31,238,916         177,511

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

     10.1  Unitrin, Inc. 1990 Stock Option Plan as amended and restated

     10.2  Unitrin, Inc. 1997 Stock Option Plan as amended and restated

     10.3 Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan as amended and restated

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

             Richard C. Vie (Chairman, President and Chief Executive Officer) David F. Bengston (Vice President)
             James W. Burkett (Senior Vice President)
             Eric J. Draut (Senior Vice President, Treasurer & Chief Financial
               Officer)
             Scott Renwick (General Counsel and Secretary)
             Donald G. Southwell (Senior Vice President)

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

     27    Financial Data Schedule

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Unitrin, Inc.


Date: August 10, 1999                       /s/ Richard C. Vie
                                            ------------------------------
                                            Richard C. Vie
                                            Chairman, President
                                            and Chief Executive Officer


Date: August 10, 1999                       /s/ Richard Roeske
                                            ------------------------------
                                            Richard Roeske
                                            Corporate Controller
                                            (Principal Accounting Officer)