Form 10-K405/A
period 1998-12-31
UNITRIN INC
filed 1999-10-29
CIK 860748

--------------------------------------------------------------------------------


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

              Yes [X]                                   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     Based on the closing market price of Registrant's common stock on March 1, 1999, the aggregate market value of such stock held by non-affiliates of Registrant is approximately $1.9 billion. Solely for purposes of this calculation, all executive officers and directors of Registrant are considered affiliates.

     Registrant had 36,733,851 shares of common stock outstanding as of March 1, 1999.


--------------------------------------------------------------------------------

                          AMENDMENT NO. 1 TO FORM 10-K

This Form 10-K/A No. 1, filed with the Securities and Exchange Commission on October 29, 1999, amends and restates in its entirety Item 14 of the 1998 Annual Report on Form 10-K of Unitrin, Inc. ("Unitrin" or the "Company") which was filed March 18, 1999:

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

     2 Stock Acquisition Agreement dated February 10, 1999 by and between Unitrin, Inc. and Fund American Enterprises Holdings, Inc. (included as Exhibit 2 to Unitrin's 1998 Annual Report on Form 10-K, filed March 18, 1999)

     3.1 Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 dated February 15, 1990)

     3.2 Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

     4 Rights Agreement between Unitrin, Inc. and First Chicago Trust Company of New York, as rights agent, dated as of August 3, 1994 (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 3, 1994)

     10.1 Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

     10.2 Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

     10.3 Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit
             10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

     10.4 Unitrin, Inc. Pension Equalization Plan (incorporated herein by reference to Exhibit 10.4 to the Company's 1994 Annual Report on Form 10-K)

     10.5 Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company's 1994 Annual Report on Form 10-K), with the following executive officers:

                Richard C. Vie (Chairman, President and Chief Executive Officer) David F. Bengston (Vice President)
                James W. Burkett (Senior Vice President)
                Eric J. Draut (Senior Vice President, Treasurer, and Chief
                 Financial Officer)
                Scott Renwick (General Counsel and Secretary)
                Donald G. Southwell (Senior Vice President)

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

     10.7 1998 Unitrin, Inc. Bonus Plan for Senior Executives (incorporated herein by reference to Exhibit A to the Proxy Statement dated April 9, 1998, in connection with the Annual Meeting of Shareholders of Unitrin held May 13, 1998)

     10.8 Amended and Restated Credit Agreement, dated September 17, 1997 among Unitrin, Inc., the Lenders party thereto, and NationsBank of Texas, N.A. (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

     13.1 Financial Statements (included as Exhibit 13.1 to Unitrin's 1998 Annual Report on Form 10-K, filed March 18, 1999)

     13.2 MD&A (included as Exhibit 13.2 to Unitrin's 1998 Annual Report on Form 10-K, filed March 18, 1999)

     13.3 Financial Highlights (included as Exhibit 13.3 to Unitrin's 1998 Annual Report on Form 10-K, filed March 18, 1999)

     21 Subsidiaries of Unitrin, Inc. (included as Exhibit 21 to Unitrin's 1998 Annual Report on Form 10-K, filed March 18, 1999)

     23.1    Reports of KPMG LLP (included in Exhibit 13.1 and filed as Exhibit
             23.1 to Unitrin's 1998 Annual Report on Form 10-K, filed March 18,
             1999)

     23.2 Consent of KPMG LLP (included as Exhibit 23.2 to Unitrin's 1998 Annual Report on Form 10-K, filed March 18, 1999)

     23.3 Report of Deloitte & Touche LLP (included in Exhibit 99 of this Form 10-K/A No. 1)

     23.4    Consent of Deloitte & Touche LLP (filed with this Form 10-K/A No.
             1)

     24 Power of Attorney (included on the signature page of Unitrin's 1998 Annual Report on Form 10-K, filed March 18, 1999)

     27 Financial Data Schedule (included as Exhibit 27 to Unitrin's 1998 Annual Report on Form 10-K, filed March 18, 1999)

     99 The consolidated financial statement of Litton Industries, Inc. (incorporated herein by reference to pages F-2 through F-23 of the Form 10-K filed October 8, 1999 by Litton Industries, Inc. (commission file no. 1-03998), for its fiscal year ended July 31,
             1999)

      (b)    Reports on Form 8-K. None.

      (c)    Exhibits. Included in Item 14(a) 3 above.

      (d)    Financial Statement Schedules.  Included in Item 14(a) 2 above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Unitrin, Inc. has duly caused this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on October 29, 1999.

                                     UNITRIN, INC.
                                     (Registrant)

                                 By: /S/ Richard C. Vie*
                                     ------------------
                                     Richard C. Vie
                                     Chairman, President and
                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on October 29, 1999.

        Signature                                                 Title
        ---------                                                 -----
/S/Richard C. Vie*                           Chairman of the Board, President, and Chief
-----------------                            Executive Officer
Richard C. Vie

/S/ Eric J. Draut                            Senior Vice President, Treasurer and Chief
-----------------                            Financial Officer (principal financial officer)
Eric J. Draut

/S/ Richard Roeske*                          Corporate Controller (principal accounting officer)
------------------
Richard Roeske

/S/ James E. Annable*                        Director
--------------------
James E. Annable

/S/ Reuben L. Hedlund*                       Director
---------------------
Reuben L. Hedlund

/S/ Jerrold V. Jerome*                       Director
---------------------
Jerrold V. Jerome

/S/ William E. Johnston, Jr.*                Director
----------------------------
William E. Johnston, Jr.

/S/ George A. Roberts*                       Director
---------------------
George A. Roberts

/S/ Fayez S. Sarofim*                        Director
---------------------
Fayez S. Sarofim

*By: /S/ Eric J. Draut
     -----------------
      Eric J. Draut, Attorney-in-Fact
      Pursuant to a Power of Attorney