Form 10-Q
period 1999-09-30
UNITRIN INC
filed 1999-11-04
CIK 860748

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


 [X]               Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

For Quarterly Period Ended              September 30, 1999
                            -------------------------------------------------

                                      OR

  [_]            Transition  Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Transition Period from _________________ to _________________________

Commission file number                       0-18298
                        -----------------------------------------------------

                                 Unitrin, Inc.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                      95-4255452
-----------------------------------------------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)

     One East Wacker Drive, Chicago, Illinois                60601
-----------------------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)

                                 (312)661-4600
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes        X         No
                                      ---           _______

72,342,774 shares of common stock, $0.10 par value, were outstanding as of September 30, 1999.

                                 UNITRIN, INC.

                                     INDEX

                                                                                              Page
                                                                                              ----
PART I.           Financial Information.

Item 1.           Financial Statements.

                  Condensed Consolidated Statements of                                         1
                  Income for the Nine and Three Months Ended
                  September 30, 1999 and 1998 (Unaudited).

                  Condensed Consolidated Balance Sheets as of                                  2
                  September 30, 1999  (Unaudited) and
                  December 31, 1998.

                  Condensed Consolidated Statements of Cash                                    3
                  Flows for the Nine Months Ended
                  September 30, 1999 and 1998 (Unaudited).

                  Notes to the Condensed Consolidated                                          4-8
                  Financial Statements (Unaudited).

Item 2.           Management's Discussion and Analysis of                                      9-13
                  Results of Operations and Financial Condition.

Item  3.          Quantitative and Qualitative Disclosures About Market Risk.                  13

PART II.          Other Information.

Item 6.           Exhibits and Reports on Form 8-K.                                            14

Signatures                                                                                     15

                        UNITRIN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                                  Nine Months Ended                  Three Months Ended
                                                          ---------------------------------   -----------------------------------

                                                              Sept. 30,         Sept. 30,         Sept. 30,           Sept. 30,
                                                                1999               1998              1999               1998
                                                          ---------------    --------------   --------------     ----------------
Revenues:
Premiums                                                         $1,012.8          $  896.5           $360.6              $ 313.5
Consumer Finance Revenues                                            91.1              84.8             31.9                 28.4
Net Investment Income                                               151.1             135.3             50.6                 48.3
Net Gains on Sales of Investments                                    94.0             554.6             54.6                488.1
                                                          ---------------    --------------    -------------     ----------------
Total Revenues                                                    1,349.0           1,671.2            497.7                878.3
                                                          ---------------    --------------    -------------     ----------------

Expenses:
Insurance Claims and Policyholders' Benefits                        671.7             580.7            243.6                202.1
Insurance Expenses                                                  420.6             374.6            144.6                134.8
Consumer Finance Expenses                                            74.1              71.1             25.4                 24.2
Interest and Other Expenses                                          11.0               9.0              3.9                  3.4
                                                          ---------------    --------------    -------------     ----------------
Total Expenses                                                    1,177.4           1,035.4            417.5                364.5
                                                          ---------------    --------------    -------------     ----------------

Income before Income Taxes and Equity
   in Net Income of Investees                                       171.6             635.8             80.2                513.8
Income Tax Expense                                                   58.6             221.5             27.6                180.1
                                                          ---------------    --------------    -------------     ----------------

Income before Equity in Net Income of Investees                     113.0             414.3             52.6                333.7
Equity in Net Income of Investees                                    27.4              49.8             (0.9)                18.2
                                                          ---------------    --------------    -------------     ----------------

Net Income                                                       $  140.4          $  464.1           $ 51.7              $ 351.9
                                                          ===============    ==============    =============     ================

Net Income Per Share                                             $   1.92          $   5.96           $ 0.71              $  4.36
                                                          ===============    ==============    =============     ================

Net Income Per Share Assuming Dilution                           $   1.91          $   5.92           $ 0.71              $  4.34
                                                          ===============    ==============    =============     ================

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSUDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)

                                                                    September 30,      December 31,
                                                                         1999              1998
                                                                    --------------     --------------
                                                                     (Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized
   Cost: 1999 - $2,657.2; 1998 - $2,492.5)                          $      2,623.4     $      2,557.3
Equity Securities at Fair Value
  (Cost:  1999 - $495.9; 1998 - $831.2)                                      697.9              786.3
Investees at Cost Plus Cumulative Undistributed Earnings
  (Fair Value: 1999 - $1,003.6; 1998 - $1,223.2)                             617.8              581.2
Other                                                                        357.8              379.4
                                                                    --------------     --------------
Total Investments                                                          4,296.9            4,304.2
                                                                    --------------     --------------

Cash                                                                          13.2                8.6
Consumer Finance Receivables                                                 577.3              532.0
Other Receivables                                                            360.6              290.8
Deferred Policy Acquisition Costs                                            328.0              332.0
Other Assets                                                                 522.9              442.3
                                                                    --------------     --------------
Total Assets                                                        $      6,098.9     $      5,909.9
                                                                    ==============     ==============

Liabilities and Shareholders' Equity:
Insurance Reserves:
Life and Health                                                     $      2,087.7     $      2,079.0
Property and Casualty                                                        523.7              447.7
                                                                    --------------     --------------
Total Insurance Reserves                                                   2,611.4            2,526.7
                                                                    --------------     --------------

Investment Certificates                                                      591.6              544.6
Unearned Premiums                                                            348.0              263.2
Accrued and Deferred Income Taxes                                            342.7              378.8
Notes Payable                                                                 78.9              116.2
Accrued Expenses and Other Liabilities                                       273.1              258.0
                                                                    --------------     --------------
Total Liabilities                                                          4,245.7            4,087.5
                                                                    --------------     --------------
Shareholders' Equity
Common Stock, $0.10 par value, 100 million Shares Authorized;
  72,342,774 and 75,977,750 Shares Issued and Outstanding at
  September 30, 1999 and December 31, 1998                                     7.2                7.6
Paid-in Capital                                                              429.7              428.2
Retained Earnings                                                          1,309.6            1,373.4
Accumulated Other Comprehensive Income                                       106.7               13.2
                                                                    --------------     --------------
Total Shareholders' Equity                                                 1,853.2            1,822.4
                                                                    --------------     --------------
Total Liabilities and Shareholders' Equity                          $      6,098.9     $      5,909.9
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

                        UNITRIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                              --------------------------------
                                                                                Sept. 30,            Sept. 30,
                                                                                  1999                 1998
                                                                              -----------           ----------
Operating Activities:
Net Income                                                                    $     140.4           $    464.1
Adjustments to Reconcile Net Income to Net Cash
  Provided (Used) by Operations:
   Change in Deferred Policy Acquisition Costs                                        4.7                  9.1
   Equity in Net Income of Investees before Taxes                                   (41.7)               (76.2)
   Cash Dividends from Investee                                                       1.1                  1.1
   Amortization of Investments                                                       17.4                 17.5
   (Increase) Decrease in Receivables                                                 5.9                 16.5
   Increase (Decrease) in Insurance Reserves and Unearned Premiums                   23.0                  1.1
   Increase (Decrease) in Accrued and Deferred Income Taxes                         (84.5)               205.3
   Increase (Decrease) in Accrued Expenses and Other Liabilities                     (6.2)                (6.5)
   Net Gains on Sales of Investments                                                (94.0)              (554.6)
   Provision for Loan Losses                                                         17.8                 16.7
   Other, Net                                                                        21.8                 16.0
                                                                              -----------           ----------
Net Cash Provided by Operating Activities                                             5.7                110.1
                                                                              -----------           ----------

Investing Activities:
Sales and Maturities of Fixed Maturities                                            256.3                498.5
Purchases of Fixed Maturities                                                      (351.8)              (464.7)
Sales and Redemptions of Equity Securities                                          431.9                 90.8
Purchases of Equity Securities                                                       (2.4)               (17.9)
Acquisition of Business, Net of Cash Acquired                                      (103.4)               (98.5)
Change in Consumer Finance Receivables                                              (63.0)                 4.2
Change in Short-term Investments                                                     40.0                 13.7
Other, Net                                                                          (22.1)               (17.6)
                                                                              -----------           ----------
Net Cash Provided by Investing Activities                                           185.5                  8.5
                                                                              -----------           ----------

Financing Activities:
Change in Investment Certificates                                                    47.0                (36.6)
Change in Universal Life and Annuity Contracts                                        6.7                  7.7
Notes Payable Proceeds                                                              280.3                367.9
Notes Payable Payments                                                             (319.0)              (263.9)
Cash Dividends Paid                                                                 (76.6)               (75.1)
Common Stock Repurchases                                                           (129.9)              (115.4)
Other, Net                                                                            4.9                 (7.1)
                                                                              -----------           ----------
Net Cash Used by Financing Activities                                              (186.6)              (122.5)
                                                                              -----------           ----------
Increase (Decrease) in Cash                                                           4.6                 (3.9)
Cash, Beginning of Year                                                               8.6                 14.5
                                                                              -----------           ----------
Cash, End of Period                                                           $      13.2           $     10.6
                                                                              ===========           ==========

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Unitrin, Inc. ("Unitrin" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company's management, the Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K, as amended, filed with the Commission for the year ended December 31, 1998.

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

Note 2 -Accounting Changes

Effective January 1, 1999, the Company prospectively adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires the Company to capitalize qualifying computer software costs incurred during the application development stage. During the first nine months of 1999, the Company capitalized $7.4 million of qualifying computer software costs.

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

Note 3 - Acquisition of Businesses

On June 17, 1999, Trinity Universal Insurance Company, a subsidiary of the Company, completed the acquisition of Valley Group, Inc. ("Valley Group"), including its principal subsidiaries (Valley Insurance Company, Charter Indemnity Company and White Mountains Insurance Company) in a cash transaction for a total purchase price of $ 138.4 million, including related transaction costs. For the year ended December 31, 1998, Valley Group had consolidated annual premium revenues of approximately $160 million. The acquisition has been accounted for by the purchase method and, accordingly, Valley Group's operations are included in the Company's financial statements from the date of acquisition.

Based on the Company's preliminary allocation of the purchase price, assets acquired and liabilities assumed in connection with the acquisition of Valley Group were:

(Dollars in Millions)
------------------------------------------------
Investments                                          $     98.8
Cash                                                       35.0
Other Receivables                                          75.7
Insurance In Force Acquired                                14.4
Accrued and Deferred Income Taxes                           5.8
Cost in Excess of Net Assets Acquired                      93.2
Other Assets                                                8.4
Insurance Reserves                                        (94.7)
Unearned Premiums                                         (83.2)
Notes Payable                                              (1.5)
Accrued Expenses and Other Liabilities                    (13.5)
                                                     ----------
Total Purchase Price                                 $    138.4
                                                     ==========

On September 30, 1998, United Insurance Company of America, a subsidiary of the Company, completed the acquisition of NationalCare Insurance Company ("NationalCare") and its wholly-owned subsidiary, Reserve National Insurance Company ("Reserve National"), in a cash transaction for $98.5 million. The acquisition has been accounted for by the purchase method and, accordingly, NationalCare and Reserve National's operations are included in the Company's financial statements from the date of acquisition. In the third quarter of 1999, the Company completed the allocation of the purchase price to the assets acquired and liabilities assumed.

On May 29, 1998, the Company completed the acquisition of The Reliable Life Insurance Company ("Reliable") whereby the Company acquired all of the then outstanding shares of Reliable common stock in exchange for approximately 3.8 million shares of Unitrin common stock and cash for a total purchase price of $198.4 million. The acquisition has been accounted for by the purchase method and, accordingly, the operations of Reliable are included in the Company's financial statements from the date of acquisition. In the second quarter of 1999, the Company completed the allocation of the purchase price to the assets acquired and liabilities assumed.

Based on the Company's final allocations of the purchase prices, assets acquired and liabilities assumed in connection with the acquisitions of Reliable and Reserve National were:
                                                     Reserve
(Dollars in Millions)                                National    Reliable
------------------------------------------------   ------------  --------
Investments                                        $      127.5  $  537.8
Cash                                                          -       1.2
Other Receivables                                           2.7      14.7
Insurance In Force Acquired                                 4.5      78.0
Cost in Excess of Net Assets Acquired                      17.6      32.3
Other Assets                                                6.9      34.7
Insurance Reserves                                        (34.0)   (425.0)
Unearned Premiums                                         (19.7)     (1.7)
Accrued and Deferred Income Taxes                          (2.6)    (26.4)
Notes Payable                                                 -     (10.8)
Accrued Expenses and Other Liabilities                     (4.4)    (36.4)
                                                   ------------  --------
Total Purchase Price                               $       98.5  $  198.4
                                                   ============  ========

Note 4 - Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" for the nine and three months ended September 30, 1999 and 1998 was as follows:

                                                                   Nine Months Ended      Three Months Ended
                                                                 ---------------------   --------------------
                                                                 Sept. 30,   Sept. 30,   Sept. 30,  Sept. 30,
(Dollars and Shares in Millions, Except Per Share Amounts)         1999         1998       1999        1998
-------------------------------------------------------------    ---------   ---------   ---------  ---------
Net Income                                                       $   140.4   $   464.1   $    51.7  $   351.9
Dilutive Effect on Net Income from
   Investees' Equivalent Shares                                       (0.4)       (1.0)          -       (0.3)
                                                                 ---------   ---------   ---------  ---------
Net Income Assuming Dilution                                     $   140.0   $   463.1   $    51.7  $   351.6
                                                                 =========   =========   =========  =========

Weighted Average Common Shares Outstanding                            73.1        77.9        72.4       80.7
Dilutive Effect of Unitrin Stock Option Plans                          0.3         0.3         0.4        0.2
                                                                 ---------   ---------   ---------  ---------
Weighted Average Common Shares and
   Equivalent Shares Outstanding Assuming Dilution                    73.4        78.2        72.8       80.9
                                                                 =========   =========   =========  =========


Net Income Per Share                                             $    1.92   $    5.96   $    0.71  $    4.36
                                                                 =========   =========   =========  =========

Net Income Per Share Assuming Dilution                           $    1.91   $    5.92   $    0.71  $    4.34
                                                                 =========   =========   =========  =========

Note 5 - Investment in Investees

Unitrin accounts for its Investments in Investees (Curtiss-Wright Corporation ("Curtiss-Wright"), Litton Industries, Inc. ("Litton") and UNOVA, Inc. ("UNOVA")) under the equity method of accounting using the most recent publicly-available financial reports and other publicly-available information. Based on the most recently available public information, Unitrin's voting percentage in Litton common stock at September 30, 1999 was approximately 27.8% and Unitrin's investment in Litton exceeded 10% of Unitrin's Shareholders'
Equity. The amounts included in Unitrin's financial statements for Litton represent amounts reported by Litton for periods ending two months earlier. Accordingly, amounts included in these financial statements represent the amounts reported by Litton for the nine and three month periods ended July 31, 1999 and 1998. Summarized financial information reported by Litton for such periods was:

                                               Nine Months Ended      Three Months Ended
                                             ---------------------   --------------------
                                              July 31,    July 31,    July 31,   July 31,
(Dollars in Millions)                           1999        1998        1999      1998
-----------------------------                ---------   ---------   ---------  ---------
Revenues                                     $ 3,620.0   $ 3,360.9   $ 1,233.6  $ 1,244.0
                                             =========   =========   =========  =========

Cost of Sales                                $ 2,829.3   $ 2,590.5   $   977.3  $   964.1
                                             =========   =========   =========  =========

Income (Loss) from Continuing Operations     $    73.4   $   137.9   $   (21.5) $    50.5
                                              =========   =========   =========  =========

Net Income (Loss)                            $    73.4   $   137.9   $   (21.5) $    50.5
                                             =========   =========   =========  =========

Equity in Net Income of Investees was income of $27.4 million and a loss of $0.9 million for the nine and three months ended September 30, 1999, respectively, compared to income of $49.8 million and income of $18.2 million for the nine and three months ended September 30, 1998, respectively. Equity in Net Income of Investees for the nine and three months ended September 30, 1999 included a loss of $13.9 million resulting from Unitrin's proportionate share of Litton's charges related to costs to exit its mainframe outsourcing and professional services businesses, the consolidation of certain manufacturing facilities and the effect of its voluntary settlement agreement with the United States Attorney's office relating to foreign sales consultants. Equity in Net Income of Investees for the nine months ended September 30, 1999 included income of $3.4 million resulting from Unitrin's proportionate share of UNOVA's gain on sale of its headquarters building.

In August 1998, the Company exchanged its investment in Western Atlas Inc. ("Western Atlas") for common stock in Baker Hughes upon the acquisition of Western Atlas by Baker Hughes in a merger transaction. As a result of the merger, Unitrin owns less than 20% of Baker Hughes and the equity method is no longer applicable. Equity in Net Income of Investees for the nine and three months ended September 30, 1998 included income of $15.3 million and $5.4 million, respectively, resulting from the Company's investment in Western Atlas.

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

Note 6 - Income Taxes

On September 27, 1999, Fireside Securities Corporation ("Fireside"), a subsidiary of Unitrin, received Notices of Proposed Adjustment to its California franchise tax returns from the State of California Franchise Tax Board (the "FTB") in the amount of $7.5 million for 1992 and $8.3 million for 1993, excluding interest. The FTB is asserting that Fireside and Unitrin and its insurance company subsidiaries are members of a single unitary group. The FTB's assertion has the effect of taxing the intercompany dividends from the insurance company subsidiaries to Unitrin, but excluding the apportionment factors of the insurance company subsidiaries in determining the income taxable in California. The Company believes that it has a number of meritorious defenses to the FTB's assertion and intends to vigorously contest the proposed adjustments. However, the ultimate outcome of this matter cannot presently be predicted with certainty. Accordingly, the assessments did not have an impact on the results of operation for the current period.

Note 7 - Other Comprehensive Income

Other Comprehensive Income related to the Company's Investments for the nine and three months ended September 30, 1999 and 1998 was:

                                                                        Nine Months Ended      Three Months Ended
                                                                      ---------------------   --------------------
                                                                      Sept. 30,   Sept. 30,   Sept. 30,  Sept. 30,
(Dollars in Millions)                                                   1999        1998        1999       1998
-----------------------------------------------------------------     ---------   ---------   ---------  ---------
Increase (Decrease) in Unrealized Gains, Net of
    Reclassification Adjustment for Gains Included in Net Income      $   148.3   $    (0.8)  $  (173.7) $    54.8
Other Increase (Decrease)                                                  (4.0)          -        (2.0)         -
Effect of Income Taxes                                                    (50.8)       (0.3)       61.8      (19.3)
                                                                      ---------   ---------   ---------  ---------
Increase (Decrease) in Accumulated Other Comprehensive Income         $    93.5   $    (1.1)  $  (113.9) $    35.5
                                                                      =========   =========   =========  =========

The Company's Investments in Investees are accounted for under the equity method of accounting and, accordingly, changes in the fair value of the Company's Investments in Investees are excluded from the determination of Total Comprehensive Income and Other Comprehensive Income under SFAS No. 130. Total Comprehensive Income for the nine months ended September 30, 1999 and 1998 was income of $233.9 million and income of $463.0 million, respectively. Total Comprehensive Income (Loss) for the three months ended September 30, 1999 and 1998 was a loss of $62.2 million and income of $387.4 million, respectively.

Note 8 - Business Segments

Segment Revenues and Operating Profit for the nine and three months ended September 30, 1999 and 1998 were:

                                                                 Nine Months Ended                    Three Months Ended
                                                         -----------------------------------     -------------------------------
                                                            Sept. 30,           Sept. 30,          Sept. 30,         Sept. 30,
(Dollars in Millions)                                         1999                1998               1999              1998
----------------------------------------------------     ---------------     ---------------     -------------     -------------
Revenues:
Property and Casualty Insurance:
  Premiums                                               $         479.3     $         495.4     $       182.5     $       158.7
  Net Investment Income                                             34.4                33.0              12.0              10.9
                                                         ---------------     ---------------     -------------     -------------
  Total Property and Casualty Insurance                            513.7               528.4             194.5             169.6
                                                         ---------------     ---------------     -------------     -------------

Life and Health Insurance:
  Premiums                                                         533.5               401.1             178.1             154.8
  Net Investment Income                                            122.4               103.3              40.9              38.4
                                                         ---------------     ---------------     -------------     -------------
  Total Life and Health Insurance                                  655.9               504.4             219.0             193.2
                                                         ---------------     ---------------     -------------     -------------

Consumer Finance                                                    91.1                84.8              31.9              28.4
                                                         ---------------     ---------------     -------------     -------------
Total Segment Revenues                                           1,260.7             1,117.6             445.4             391.2
                                                         ---------------     ---------------     -------------     -------------

Net Gains on Sales of Investments                                   94.0               554.6              54.6             488.1
Other                                                               (5.7)               (1.0)             (2.3)             (1.0)
                                                         ---------------     ---------------     -------------     -------------

Total Revenues                                           $       1,349.0     $       1,671.2     $       497.7     $       878.3
                                                         ===============     ===============     =============     =============

Income before Income Taxes and
  Equity in Net Income of Investees:
    Property and Casualty Insurance                      $          13.5     $          26.1     $        (0.1)    $         3.3
    Life and Health Insurance                                       60.2                43.6              25.0              20.2
    Consumer Finance                                                17.0                15.5               6.4               4.5
                                                         ---------------     ---------------     -------------     -------------
    Total Segment Operating Profit                                  90.7                85.2              31.3              28.0
                                                         ---------------     ---------------     -------------     -------------

Net Gains on Sales of Investments                                   94.0               554.6              54.6             488.1
Other Expense, Net                                                 (13.1)               (4.0)             (5.7)             (2.3)
                                                         ---------------     ---------------     -------------     -------------

Income before Income Taxes and
  Equity in Net Income of Investees                      $         171.6     $         635.8     $        80.2     $       513.8
                                                         ===============     ===============     =============     =============

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Property and Casualty Insurance

                                           Nine Months Ended             Three Months Ended
                                        ------------------------      ------------------------
                                        Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
(Dollars in Millions)                     1999           1998            1999          1998
------------------------------------    ---------      ---------      ---------      ---------
Premiums                                $   479.3      $   495.4      $   182.5      $   158.7
Net Investment Income                        34.4           33.0           12.0           10.9
                                        ---------      ---------      ---------      ---------
Total Revenues                          $   513.7      $   528.4      $   194.5      $   169.6
                                        =========      =========      =========      =========

Operating Profit (Loss)                 $    13.5      $    26.1      $    (0.1)     $     3.3
                                        =========      =========      =========      =========

Premiums in the Property and Casualty Insurance segment decreased by $16.1 million for the nine months ended September 30, 1999, compared to the same period in 1998, due primarily to lower premium volume, partially offset by $47.4 million of premiums resulting from the acquisition of Valley Group - See Note 3 Acquisition of Businesses. Premiums in the Property and Casualty Insurance segment increased $23.8 million for the three months ended September 30, 1999, compared to the same period in 1998, due primarily to $41.1 million of premiums resulting from the acquisition of Valley Group, partially offset by lower premium volume. Operating Profit in the Property and Casualty Insurance segment decreased by $12.6 million for the nine months ended September 30, 1999, compared to the same period in 1998, due primarily to the effects of the lower premium, higher severity of losses and storm damage, partially offset by lower expense related to Year 2000 remediation projects. Operating Profit in the Property and Casualty Insurance segment decreased by $3.4 million for the three months ended September 30, 1999, compared to the same period in 1998, due primarily to the effects of the lower premium, higher severity of losses and the acquisition of the Valley Group, partially offset by lower storm damage.

Life and Health Insurance

                                           Nine Months Ended             Three Months Ended
                                        ------------------------      ------------------------
                                        Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
(Dollars in Millions)                     1999           1998            1999          1998
------------------------------------    ---------      ---------      ---------      ---------
Premiums:
   Life                                 $   312.7      $   273.3      $   106.2      $   104.2
   Accident and Health                      159.7           79.5           52.0           27.4
   Property                                  61.1           48.3           19.9           23.2
                                        ---------      ---------      ---------      ---------
Total Premiums                              533.5          401.1          178.1          154.8
Net Investment Income                       122.4          103.3           40.9           38.4
                                        ---------      ---------      ---------      ---------
Total Revenues                          $   655.9      $   504.4      $   219.0      $   193.2
                                        =========      =========      =========      =========

Operating Profit                        $    60.2      $    43.6      $    25.0      $    20.2
                                        =========      =========      =========      =========

Premiums in the Life and Health Insurance segment increased by $132.4 million for the nine months ended September 30, 1999, compared to the same period in 1998, due primarily to premiums resulting from the June 1998 acquisition of Reliable and the September 1998 acquisition of Reserve National and its parent NationalCare - See Note 3 Acquisition of Businesses. Premiums in the Life and Health Insurance segment increased by $23.3 million for the three months ended September 30, 1999, compared to the same period in 1998, due primarily to premiums resulting from the acquisition of Reserve National. Operating Profit in the Life and Health Insurance segment increased by $16.6 million for the nine months ended September 30, 1999, compared to the same period in 1998, due primarily to the acquisitions of Reliable Life and Reserve National. Operating Profit in the Life and Health Insurance segment increased by $4.8 million for the three months ended September 30, 1999, compared to the same period in 1998, due primarily to the acquisition of Reserve National and lower expenses as a percentage of premium.

On October 7, 1999, the Company announced that it has entered into an agreement with Ceres Group, Inc. for the sale of the Company's subsidiary, The Pyramid Life Insurance Company ("Pyramid"), to Ceres Group, Inc. for $67.5 million cash, subject to an adjustment for a dividend to be paid by Pyramid immediately prior to closing. The transaction is subject to regulatory approvals and the satisfaction of other customary closing conditions and is expected to close late this year or early in 2000. Pyramid specializes in the sale of health insurance products, including Medicare Supplement, targeted at the senior market. Pyramid had premium revenues of approximately $62 million for the year ended December 31, 1998 and $46 million for the nine months ended September 30, 1999.

Consumer Finance

                                           Nine Months Ended             Three Months Ended
                                        ------------------------      ------------------------
                                         Sept. 30,     Sept. 30,      Sept. 30,      Sept. 30,
(Dollars in Millions)                      1999          1998           1999           1998
------------------------------------    ---------      ---------      ---------      ---------
Revenues                                $    91.1      $    84.8      $    31.9      $    28.4
                                        =========      =========      =========      =========

Operating Profit                        $    17.0      $    15.5      $     6.4      $     4.5
                                        =========      =========      =========      =========


Revenues in the Consumer Finance segment increased by $6.3 million and $3.5 million for the nine and three months ended September 30, 1999, respectively, compared to the same periods in 1998, as a result of a higher level of loans outstanding. Operating Profit in the Consumer Finance segment increased by $1.5 million and $1.9 million for the nine and three months ended September 30, 1999, compared to the same periods in 1998, due primarily to the higher level of loans outstanding.

Net Gains on Sales of Investments

Net Gains on Sales of Investments were $94.0 million and $54.6 million, respectively, for the nine and three months ended September 30, 1999, compared to $554.6 million and $488.1 million, respectively, for the same periods in 1998. Net Gains on Sales of Investments for the nine and three months ended September 30, 1999 included pre-tax gains of $93.7 million and $53.6 million, respectively, resulting from sales of a portion of the Company's investment in Baker Hughes common stock. Net Gains on Sales of Investments for the nine and three months ended September 30, 1998 includes an accounting gain of $487.4 million as a result of the Company's exchange of its investment in Western Atlas for common stock in Baker Hughes upon the acquisition of Western Atlas by Baker Hughes in a merger transaction - See Note 5 Investment in Investees. Net Gains on Sales of Investments for the nine months ended September 30, 1998 also includes gains primarily resulting from the redemption of the Company's investment in Navistar International Corporation $6.00 Cumulative Convertible Preferred Stock, Series G and the disposition of the Company's investment in ITT Corporation common stock. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

Equity in Net Income of Investees

Equity in Net Income of Investees was income of $27.4 million and a loss of $0.9 million for the nine and three months ended September 30, 1999, respectively, compared to income of $49.8 million and income of $18.2 million for the nine and three months ended September 30, 1998, respectively. Equity in Net Income of Investees for the nine and three months ended September 30, 1999 included a loss of $13.9 million resulting from Unitrin's proportionate share of Litton's charges related to costs to exit its mainframe outsourcing and professional services businesses, the consolidation of certain manufacturing facilities and the effect of its voluntary settlement agreement with the United States Attorney's office relating to foreign sales consultants. Equity in Net Income of Investees for the nine months ended September 30, 1999 included income of $3.4 million resulting from Unitrin's proportionate share of UNOVA's gain on sale of its headquarters building. In August 1998, the Company exchanged its investment in Western Atlas for common stock in Baker Hughes upon the acquisition of Western Atlas by Baker Hughes in a merger transaction. As a result of the merger, Unitrin owns less than 20% of Baker Hughes and the equity method is no longer applicable. Equity in Net Income of Investees for the nine and three months ended September 30, 1998 included income of $15.3 million and $5.4 million, respectively, resulting from the Company's investment in Western Atlas.

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

Other Items

Other Expense, Net increased by $9.0 million and $3.4 million for the nine and three months ended September 30, 1999, respectively, compared to same periods in 1998, due primarily to higher net corporate interest expense and other unallocated expenses.

During the first nine months of 1999, the Company repurchased 3,821,680 shares of its common stock (adjusted for the Company's 2-for-1 stock split) in open market transactions at an aggregate cost of $129.9 million. The repurchases were made with general corporate funds. At September 30, 1999, the Company had approximately 5.9 million shares remaining under the existing repurchase authorization.

At September 30, 1999, the unused commitment under the Company's revolving credit facility was $267 million. In addition, for the remainder of 1999, the Company's subsidiaries would be able to pay approximately $641 million in dividends to the Company without prior regulatory approval.

Year 2000

The Year 2000 issue (i.e. the ability of computer systems to accurately identify and process dates beginning with the year 2000 and beyond) affects virtually all companies and organizations. When the Company began to formalize its Year 2000 readiness program several years ago, most of the Company's computer systems were already Year 2000 compliant. However, certain of the Company's computer systems used only two digits to identify a year in a date field. For example, the year 2000 would be represented in these systems as "00," but in many cases might have been interpreted by the computer as "1900" rather than "2000," thereby potentially resulting in processing errors.

The ability to process information in a timely and accurate manner is vital to the Company's data-intensive insurance and consumer finance businesses. The Company has recognized for a number of years that the computer systems used by these businesses must be Year 2000 compliant by December 31, 1999 and, in some instances, well in advance of that date. To meet this challenge, the Company and its subsidiaries have instituted a four-phase Year 2000 program:

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

The Property and Casualty Insurance segment is comprised primarily of several separate business units operating in different geographical regions. Each business unit has its unique set of mission critical applications that it uses to process transactions. Should a business unit experience a Year 2000 failure, the Company's contingency plan is to transfer the processing of that business unit's transactions to another of the Property and Casualty Insurance segment's business units and process transactions manually until the transfer is complete.

The Life and Health Insurance segment is comprised primarily of three separate business units operating in different geographical regions and offering similar insurance policies using employee-agents. Each business unit has its unique set of mission critical applications that it uses to process transactions. Should one or two of these business units experience a Year 2000 failure, the Company's contingency plan is to transfer the processing of that business unit's transactions to another of the Life and Health Insurance segment's business units and process transactions manually until the transfer is complete.

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

If one or more of the Company's business segments, key service providers, investee companies or Baker Hughes fails to make its computer systems Year 2000 compliant by the necessary dates and experiences a Year 2000 failure, notwithstanding contingency plans currently contemplated, such failure(s) could materially adversely affect the Company's operations and financial results. Each of the Company's three business segments depends heavily on its computer systems to manage its operations. The Company believes that the most reasonably likely worst case scenario would consist of a combination of Year 2000 failures, including but not limited to the failures discussed above, in the Company's mission critical systems, coupled with Year 2000 failures at one or more of the Investees or Baker Hughes. In such a scenario, the Company might be forced to rely on the manual processing of transactions, or, if feasible, to shift processing to other Company systems or third party data processing vendors, which in either case would likely have a material adverse effect on costs and produce an increased probability of errors and potential legal exposures resulting from such errors. Such a scenario could also result in the loss of revenues, the extent of which is not estimable. In addition, Year 2000 failures at one or more Investees or Baker Hughes could materially affect their earnings, and therefore adversely affect the earnings of the Company and the Company's carrying value of its investment in these companies.

Incremental expense recognized directly related to rewriting and testing existing applications or converting to new Year 2000 compliant applications totaled $3.2 million and $8.2 million for the nine months ended September 30, 1999 and 1998, respectively. Total incremental expense recognized since inception of the Company's Year 2000 program directly related to rewriting and testing existing applications or converting to new Year 2000 compliant applications totaled $26.9 million through September 30, 1999. The Company estimates that the incremental expense necessary to complete its Year 2000 program and directly related to rewriting and testing existing applications or converting to new Year 2000 compliant applications will be insignificant for the remainder of 1999. In addition to the above incremental expenses, upon completion of the Company's Year 2000 program, the Company estimates that it will have made capital expenditures, which will be expensed over the useful lives of the assets to which they relate, totaling approximately $16 million to replace existing hardware or software.

NOTE: The foregoing discussion on Year 2000 issues shall be considered "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

Accounting Changes

Effective January 1, 1999, the Company prospectively adopted SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires the Company to capitalize qualifying computer software costs incurred during the application development stage. During the first nine months of 1999, the Company capitalized $7.4 million of qualifying computer software costs.

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

      10.2 Unitrin, Inc. 1997 Stock Option Plan as amended and restated (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

      10.3 Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan as amended and restated (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

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

           (Note: Each of the foregoing agreements is identical except that the severance compensation multiple is 2.99 for Mr. Vie and 2.0 for the other executive officers. The term of these agreements has been extended by action of Unitrin's board of directors through January 1, 2001.)

      10.6 Severance Compensation Plan After Change of Control (Incorporated herein by reference to Exhibit 10.6 to the Company's 1994 Annual Report on Form 10-K; the term of this plan has been extended by Unitrin's board of directors through January 1, 2001.)

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

      27   Financial Data Schedule

(b) Reports on Form 8-K.
      No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Unitrin, Inc.


Date: November 3, 1999                  /s/ Richard C. Vie
                                        -----------------------------
                                        Richard C. Vie
                                        Chairman, President
                                        and Chief Executive Officer



Date: November 3, 1999                  /s/ Richard Roeske
                                        -----------------------------
                                        Richard Roeske
                                        Corporate Controller
                                        (Principal Accounting Officer)