Form 10-K405
period 1999-12-31
UNITRIN INC
filed 2000-02-03
CIK 860748

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K
(Mark One)

   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
            For the fiscal year ended December 31, 1999.

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

                         Yes [X]                No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing market price of Registrant's common stock on December 31, 1999 the aggregate market value of such stock held by non-affiliates of Registrant is approximately $2.4 billion. Solely for purposes of this calculation, all executive officers and directors of Registrant are considered affiliates.

     Registrant had 70,992,897 shares of common stock outstanding as of December 31, 1999.

                      Documents Incorporated by Reference

                                                          Part of the Form 10-K
         Document                                        into which incorporated

Portions of Proxy Statement for 2000 Annual Meeting              Part III
--------------------------------------------------------------------------------

                                    PART I

ITEM 1. Business

     Unitrin, Inc. ("Unitrin" or the "Company") was incorporated in Delaware in 1990. Unitrin's subsidiaries serve the basic financial needs of individuals, families and small businesses by providing property and casualty insurance, life and health insurance, and consumer finance services.

     (a) General development of business

     In February 1999, Unitrin's Board of Directors authorized a 2-for-1 stock split in the form of a dividend distribution of one new share of common stock for each share of common stock outstanding on the dividend's record date of March 5, 1999. The stock dividend was paid on March 26, 1999. Based on the approximately 36.7 million shares outstanding at the record date, the stock dividend resulted in approximately 73.4 million shares outstanding as of March 26, 1999.

     In June 1999, Unitrin's common stock was added to Standard & Poor's MidCap 400 Index. The S&P MidCap 400 Index consists of 400 domestic stocks chosen for market size, liquidity and industry representation. Unitrin is now included in the S&P MidCap 400 Index's property and casualty insurance industry group. According to statistics published by S&P, the mean market capitalization of stocks included in the S&P MidCap 400 Index as of June 1999 was approximately $2.2 billion. Unitrin's market capitalization is approximately $2.5 billion.

     On June 17, 1999, Unitrin completed its stock acquisition of Valley Group, Inc. ("Valley Group") from Fund American Enterprises Holdings, Inc. (now known as White Mountains Insurance Group Ltd.) for a total purchase price of approximately $138.4 million in cash, including related transaction costs. As a result of the acquisition, the Valley Group companies, including Valley Insurance Company of Albany, Oregon and Charter Indemnity Company of Dallas, Texas, became part of the Unitrin Property and Casualty Insurance Group. The Valley Group companies write personal and commercial lines property and casualty insurance, primarily in the Pacific Northwest, California and Texas. The acquisition of Valley Group added approximately $88.1 million to Unitrin's consolidated premium revenues for 1999.

     On October 7, 1999, Unitrin's subsidiary, United Insurance Company of America ("United"), entered into an agreement with Ceres Group, Inc. for the sale of United's subsidiary, The Pyramid Life Insurance Company ("Pyramid"), to Ceres Group, Inc. for $67.5 million in cash, subject to adjustment for a dividend to be paid by Pyramid immediately prior to closing. Based in Mission, Kansas, Pyramid specializes in the sale of health insurance products, including Medicare Supplement, targeted at the senior market. Pyramid had premium revenues of approximately $63.6 million in 1999, representing less than 5% of Unitrin's consolidated insurance premium revenues. The transaction is subject to regulatory approvals and the satisfaction of other customary closing conditions, and is required to close by February 15, 2000, unless extended by both parties.

     In 1999, United discontinued the sales operations of its Worksite Products Division. Worksite Products Division specialized in employer-paid and voluntary group and individual life insurance products and Section 125 administration programs sold to employers, financial institutions, credit unions and banks. Worksite Products Division had premium revenues of approximately $8 million in 1999. United currently is in the process of completing the wind-down of all Worksite Products Division operations.

     On December 16, 1999, Unitrin's subsidiary, Valley Insurance Company, entered into an agreement with Motor Club of America for the sale of Valley's subsidiary, Mountain Valley Indemnity Company ("Mountain Valley"), to Motor Club of America for $7.5 million in cash. Acquired by Unitrin in June 1999 in connection with the Valley Group acquisition, Mountain Valley is based in Manchester, New Hampshire and sells mainly commercial property and casualty insurance in the New England states. Results for the Unitrin Property and Casualty Insurance Group in 1999 include premiums of $8.7 million and an operating loss of $3.1 million attributable to Mountain Valley. The transaction is subject to regulatory approvals and the satisfaction of other customary closing conditions, and is required to close by February 29, 2000, unless extended by both parties.

     Effective January 3, 2000, Unitrin established a separate business unit that will use a distribution methodology for the marketing and sale of personal automobile insurance through direct mail, radio and television advertising and over the Internet. This business unit will utilize one of Unitrin's existing insurance subsidiaries to be renamed as "Unitrin Direct Insurance Company" ("Unitrin Direct") and its operations will be accounted for as a separate business segment. It is anticipated that the majority of 2000 will be devoted to hiring employees, identifying and renting office space, refining products and product rates, developing advertising and marketing materials, and other matters. Accordingly, it is expected that Unitrin Direct will have an insignificant amount of revenue in 2000 relative to its expenses, and that it likely will produce operating losses for at least the next few years.

     During 1999, Unitrin repurchased, on a post-split basis, approximately 5.5 million shares of its common stock in open market transactions at an aggregate cost of approximately $191.4 million. Unitrin has repurchased, on a post-split basis, approximately 50.0 million shares of its common stock at an aggregate cost of approximately $1.3 billion since 1990. At December 31, 1999, approximately 4.2 million shares of Unitrin common stock remained under the Company's outstanding repurchase authorizations.

     (b) Business segment financial data

     Financial information about the Company's business segments for the years ended December 31, 1999, 1998, and 1997 is contained in the following portions of this 1999 Annual Report on Form 10-K of Unitrin, Inc. and is incorporated herein by reference: (i) Note 17 to the Company's Consolidated Financial Statements, which financial statements are further described in Item 14(a)1 hereto and filed as Exhibit 13.1 hereto and incorporated by reference into Item 8 hereof (the "Financial Statements"), and (ii) "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is filed as
Exhibit 13.2 hereto and incorporated by reference into Item 7 hereof (the
"MD&A").

         Caution Regarding Forward-Looking Statements

     This 1999 Annual Report on Form 10-K, and the accompanying Financial Statements and MD&A, contain forward-looking statements which usually include words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "forecast(s)" and similar expressions. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this 1999 Annual Report on Form 10-K. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in such statements. Such risks and uncertainties include, but are not limited to, those described in the MD&A, changes in economic factors (such as interest rates), changes in competitive conditions (including availability of labor with required technical or other skills), the number and severity of insurance claims (including those associated with catastrophe losses), governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations) and adverse judgments in litigation to which the Company or its subsidiaries are parties.
No assurances can be given that the results contemplated in any forward-looking statements will be achieved. The Company assumes no obligation to release publicly any revisions to any forward-looking statements as a result of events or developments subsequent to the date of this 1999 Annual Report on Form 10-K.

     (c) Description of business

     Unitrin's subsidiaries currently operate in three segments: Property and Casualty Insurance, Life and Health Insurance, and Consumer Finance. Unitrin and its subsidiaries have nearly 7,800 full-time employees of which approximately 5,200 are employed in the Life and Health Insurance segment, 1,800 in the Property and Casualty Insurance segment, and 600 in the Consumer Finance segment. Beginning in 2000, Unitrin Direct's activities will be accounted for as Unitrin's fourth business segment.

     Property and Casualty Insurance

     Trinity Universal Insurance Company ("Trinity"), together with its subsidiaries and affiliates (collectively, the "Unitrin Property and Casualty Insurance Group"), comprise a network of regional insurers operating mainly in the southern, midwestern, western and northwestern regions of the United States. With principal operations located in 33 states, the Unitrin Property and Casualty Insurance Group has over 630,000 policies in force. The states which provided the largest amount of 1999 premium are Texas (35%), California (13%), Oregon (6%), Wisconsin (6%), Illinois (5%), Washington (5%), and Louisiana (4%).

     Property insurance indemnifies an insured with an interest in physical property for loss of such property or the loss of its income-producing abilities. Casualty insurance primarily covers liability for damage to property of, or injury to, a person or entity other than the insured.

     Products and Distribution

     The Unitrin Property and Casualty Insurance Group provides automobile, homeowners, commercial multi-peril, motorcycle, boat and watercraft, fire, casualty, workers compensation, and other types of property and casualty insurance to individuals and businesses. Automobile insurance accounted for 31%, 36%, and 40% of Unitrin's consolidated insurance premiums for the years ended December 31, 1999, 1998, and 1997, respectively.

     Preferred and standard risk insurance products are marketed exclusively by over 2,200 independent agents in 2,700 locations. These personal and commercial products are designed and priced for those individuals and businesses that have demonstrated favorable risk characteristics and loss history. Typical customers include "main street" businesses and middle income families. Products are marketed primarily in suburban and rural communities. Trinity and certain of Unitrin's subsidiaries (Milwaukee Casualty Insurance Co., Milwaukee Safeguard Insurance Company, Security National Insurance Company, Trinity Universal Insurance Company of Kansas, Inc., Union Automobile Indemnity Company, Valley Insurance Company and Valley Property & Casualty Insurance Company) and affiliates (Milwaukee Mutual Insurance Company and Trinity Lloyd's Insurance Company) principally provide the Unitrin Property and Casualty Insurance Group's preferred and standard products in 30 states including Texas, California, Oregon, Wisconsin, Illinois, Washington, Louisiana, Minnesota, and other southern, midwestern, western and northwestern states. These products accounted for approximately 75% of the Unitrin Property and Casualty Insurance Group's 1999 premium revenue.

     Specialty insurance products are principally provided by Financial Indemnity Company, Alpha Property & Casualty Insurance Company, Charter Indemnity Company and Charter County Mutual Insurance Company, and include nonstandard personal and commercial automobile, motorcycle, and specialty watercraft insurance. Nonstandard automobile insurance is provided for individuals and companies that have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records. Nonstandard automobile insurance products are marketed through approximately 9,800 independent agents in 10,500 locations in California, Texas and 31 other states.

     Storms/Catastrophe Losses

     Severe weather and catastrophic events, such as hurricanes, tornadoes, earthquakes and wind, ice and hail storms, are inherent risks of the property insurance business. Such occurrences result in insurance losses that are and will continue to be a material factor in the results of operations and financial position of the Unitrin Property and Casualty Insurance Group. Further, because the level of these insurance losses experienced in any year cannot be predicted, these losses contribute to the year-to-year fluctuations in the Unitrin Property and Casualty Insurance Group's results of operations and financial position. As a consequence, the Unitrin Property and Casualty Insurance Group has implemented certain management strategies intended to reduce exposure to storm and catastrophe losses, including, as described below, geographic diversification of property insurance risk and catastrophe reinsurance arrangements. Although management believes that such strategies have reduced or will reduce the Unitrin Property and Casualty Insurance Group's exposure to storm and catastrophe losses over time, the extent of such reduction is uncertain.

     With respect to storm losses, the frequency and occurrence of severe weather cannot be predicted in any year. However, geographic location can have an impact on a property insurer's exposure to losses from storms. Moreover, these storms add an element of seasonality to property insurance claims, since windstorms and tornadoes tend to occur in the spring of the year, while hurricanes generally occur in the summer and fall. Historically, the Unitrin Property and Casualty Insurance Group has written a sizable portion of its business in Texas, the plains states, and certain coastal areas that are prone to storms. The Unitrin Property and Casualty Insurance Group has endeavored to reduce its vulnerability to storm losses through a combination of geographic expansion outside of these areas and reduced concentration of property business in storm-prone areas.

     As a part of the Unitrin Property and Casualty Insurance Group's overall reinsurance program, management acquires excess of loss reinsurance coverage designed specifically to protect against losses arising from catastrophic events such as storms. The Group's catastrophe reinsurance program is typically purchased annually and is structured according to a series of coverage layers based on geographic region. For example, the 1999 catastrophe reinsurance program for the Unitrin Property and Casualty Insurance Group (excluding the Valley Group companies which had their own independent program) provided for $15 million in reinsurance protection for losses that exceeded $10 million in Texas, Louisiana and Alabama. For losses in states other than Texas, Louisiana and Alabama that were covered by the 1999 catastrophe program, the reinsurance provided $21 million in protection for losses that exceeded $4 million. In addition, for losses in all states covered by the 1999 catastrophe program, the reinsurance provided $30 million in protection for losses exceeding $25 million. Based on external modeling studies, the Unitrin Property and Casualty Insurance Group's estimated probable maximum loss for storms occurring in all states with a statistical frequency of occurrence of once per 100 years is approximately $30 million. For further discussion of the Unitrin Property and Casualty Insurance Group reinsurance program, see discussion below and Note 18 to the Financial Statements.

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

     Reinsurance

     Consistent with insurance industry practice, the Unitrin Property and Casualty Insurance Group companies utilize reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks. Under these arrangements, the Unitrin Property and Casualty Insurance Group is indemnified by reinsurers for losses incurred under insurance policies issued by the Group's companies. As reinsurance does not discharge the Unitrin Property and Casualty Insurance Group from its direct obligations to policyholders on risks insured, the Group remains contingently liable. However, so long as the reinsurers meet their obligations, the Unitrin Property and Casualty Insurance Group's net liability is limited to the amount of risk it retains. See Note 18 to the Financial Statements.

     Competition

     Based on the most recent data published by A.M. Best Company ("A.M. Best") as of the end of 1998, there were approximately 1,100 property and casualty insurance organizations in the United States, made up of nearly 2,500 companies. Prior to the acquisition of Valley Group, the Unitrin Property and Casualty Insurance Group ranked among the 75 largest property and casualty insurance company organizations in the United States, measured by admitted assets (74th), net premiums written (67th), and policyholders' surplus (51st). With Valley Group, the Unitrin Property and Casualty Insurance Group now ranks among the 60 largest property and casualty insurance groups in the nation.

     In 1998, the industry's estimated net premiums written were over $281 billion, more than 76% of which were accounted for by 50 groups of companies. The Unitrin Property and Casualty Insurance Group wrote less than 1% of the industry's estimated 1998 premium volume.

     Over the past several years, the property and casualty insurance industry has experienced progressively intense competition. This escalation is due in large part to the entry of new capital into the industry and the efforts of incumbent companies to maintain and expand existing market shares. As a consequence, the industry's capacity to underwrite risks in many cases has outpaced consumer demand for property and casualty coverage, particularly with respect to personal lines products such as automobile insurance. This competitive environment has manifested itself throughout the industry in a number of ways, including falling prices, low revenue growth and deterioration in operating profits.

     The Unitrin Property and Casualty Insurance Group has not been immune to the effects of this environment and expects competitive pricing, particularly in personal automobile lines, to continue to put pressure on premium growth and profit margins. To remain competitive, the Group's strategy includes, among other measures, (i) using appropriate pricing, (ii) maintaining underwriting discipline, (iii) selling to selected markets, (iv) utilizing technological innovations for the marketing and sale of insurance, (v) controlling expenses,
(vi) maintaining ratings from A.M. Best, (vii) providing quality services to agents and policyholders, and (viii) making strategic acquisitions of suitable property and casualty insurers.

     Life and Health Insurance

     Unitrin conducts its life and health insurance business through United and United's subsidiaries, Union National Life Insurance Company ("Union National Life"), Reserve National Insurance Company ("Reserve National") and Pyramid, and Unitrin's subsidiary, The Reliable Life Insurance Company ("Reliable") (collectively, the "Unitrin Life and Health Insurance Group"). As disclosed in
Item 1(a) above, the sale of Pyramid by Unitrin is currently pending.

     The Unitrin Life and Health Insurance Group mainly focuses on providing individual life and health insurance products to customers who desire fundamental protection for themselves and their families. The leading product of the Unitrin Life and Health Insurance Group is ordinary life insurance, including permanent and term insurance, with an average face amount of approximately $8,000. This product accounted for 29%, 29%, and 26% of Unitrin's consolidated insurance premiums for the years ended December 31, 1999, 1998, and 1997, respectively. Premiums are typically charged on a monthly basis and average approximately $22 per month. Permanent policies are offered primarily on a non-participating, guaranteed-cost basis.

     Career Agents

     Approximately 74% of the Unitrin Life and Health Insurance Group's premiums result from insurance products offered and distributed by the Group's career agents. United, along with Reliable and Union National Life, employ over 3,100 career agents to distribute traditional whole life insurance products in 26 states. These career agents are full-time employees who call on customers in their homes to sell life and health insurance products, provide services related to policies in force and collect premiums, typically monthly. Property insurance products written by United's subsidiaries, United Casualty Insurance Company of America ("United Casualty") and Union National Fire Insurance Company ("Union National Fire"), are also distributed by the Group's career agents.

     Customers of Unitrin's career agency companies generally are families with an annual income of less than $25,000. According to figures assembled by the U.S. Bureau of the Census as of 1995, there are over 36 million households in the United States with less than $25,000 of annual income, representing about 37% of all households.

     In 1999, Unitrin's career agency companies, United, Reliable and Union National Life, underwent a rigorous self and independent assessment of their market conduct practices and earned membership in the Insurance Marketplace Standards Association ("IMSA"). IMSA is a voluntary membership organization whose purpose is to promote high ethical standards in the sale of individual life insurance and individual annuity products. IMSA membership must be renewed every three years.

     Independent Agents

     Reserve National has approximately 200 independent agents appointed to market and distribute health insurance products. Licensed in 31 states throughout the South, Southwest and Midwest, Reserve National specializes in the sale of limited benefit accident and health insurance products and Medicare Supplement insurance, primarily to individuals living in rural areas where health maintenance organizations and preferred provider organizations are less prevalent.

     Pricing

     Premiums for life and health insurance products are based on assumptions with respect to mortality, morbidity, investment yields, expenses, and lapses and are also affected by state laws and regulations, as well as competition. Pricing assumptions are based on the experience of the Unitrin Life and Health Insurance Group, as well as the industry in general, depending upon the factor being considered. The actual profit or loss produced by a product will vary from the anticipated profit if the actual experience differs from the assumptions used in pricing the product.

     Premiums for policies sold through the Unitrin Life and Health Insurance Group's career agents are set at levels designed to cover the relatively higher cost of this method of distribution. As a result of such higher expenses, incurred claims as a percentage of premium income tend to be lower for companies utilizing this method of distribution than the insurance industry average.

     Premiums for Medicare Supplement and other accident and health policies must take into account the rising costs of medical care. The annual rate of medical cost inflation has historically been higher than the general rate of inflation, necessitating frequent rate increases, most of which are subject to approval by state regulatory agencies.

     Reinsurance

     Consistent with insurance industry practice, the Unitrin Life and Health Insurance Group companies utilize reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks. Under these arrangements, the Unitrin Life and Health Insurance Group is indemnified by reinsurers for losses incurred under insurance policies issued by the Group's companies. Included among the Group's reinsurance arrangements is excess of loss reinsurance coverage specifically designed to protect against losses arising from catastrophic events such as storms under the property insurance policies written by United Casualty and Union National Fire.

     As reinsurance does not discharge the Unitrin Life and Health Insurance Group from its direct obligations to policyholders on risks insured, the Group remains contingently liable. However, so long as the reinsurers meet their obligations, the Unitrin Life and Health Insurance Group's net liability is limited to the amount of risk it retains. For descriptions of certain of the reinsurance arrangements of the Unitrin Life and Health Insurance Group, see the MD&A and Note 18 to the Financial Statements.

     Lapse Ratio

     The lapse ratio is a measure reflecting a life insurer's loss of existing business. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Unitrin Life and Health Insurance Group's lapse ratios for individual life insurance were 10%, 12%, and 15% for the years 1999, 1998, and 1997, respectively.

     The customer base served by the Unitrin Life and Health Insurance Group's career agents and competing life insurance companies tends to have a higher incidence of lapse than other demographic segments of the population. Thus, to maintain or increase the level of its business, the Unitrin Life and Health Insurance Group's career agents must continue to write a high volume of new policies.

     Competition

     Based on the most recent data published by A.M. Best as of the end of 1998, there were approximately 550 life and health insurance company groups in the United States, made up of more than

1,100 companies. The Unitrin Life and Health Insurance Group ranked among the 100 largest life and health insurance company groups, as measured by admitted assets (88th), net premiums written (93rd), and capital and surplus (53rd).

     Unitrin's insurance subsidiaries generally compete using appropriate pricing, selling to selected markets, controlling expenses, maintaining ratings from A.M. Best, and providing competitive services to agents and policyholders.

     Consumer Finance

     Unitrin's subsidiary, Fireside Thrift Co. ("Fireside Thrift"), is engaged in the consumer finance business. Fireside Thrift is organized under California law as an industrial loan company and is a member of the Federal Deposit Insurance Corporation (the "FDIC"). Industrial loan companies are sometimes also referred to as thrift and loan companies and are distinct from both savings and loan associations and banks. See also "Regulation" below.

     Fireside Thrift's principal business is the financing of used automobiles through the purchase of conditional sales contracts from automobile dealers. Fireside Thrift also makes personal loans, mostly secured by automobiles. The borrowers under these contracts and loans typically have marginal credit histories.

     Fireside Thrift has 35 branches in California and one loan production office in Arizona. In addition, 1999 marked Fireside Thrift's geographic expansion into a third state of operation with the opening of a new loan production office in Portland, Oregon. Fireside Thrift does business with over 2,000 automobile dealers in California, Arizona and Oregon, and is one of the largest sub-prime automobile lenders in California. Fireside Thrift has in excess of $600 million in loans outstanding representing loans to over 100,000 consumers.

     Strong loan underwriting and collection practices are key elements to successful operating performance in the sub-prime automobile finance business. Nearly 80% of Fireside Thrift's operating expenses are devoted to underwriting and collection activities. Fireside Thrift individually underwrites each loan application and historically has declined to extend credit to more than three quarters of its loan applicants. See the discussion of Fireside Thrift's loan loss reserves under the heading "Consumer Finance" in the MD&A and Note 6 to the Financial Statements. Fireside Thrift competes for loans primarily on the basis of timely service to its customers and by offering competitive loan terms. Principal competitors include banks, finance companies, "captive" credit subsidiaries of automobile manufacturers, and other industrial loan companies.

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

     Investments

     The quality, nature, and amount of the various types of investments which can be made by insurance companies are regulated by state laws. Depending on the state, these laws permit investments in qualified assets, including municipal, state and federal government obligations, corporate bonds, real estate, preferred and common stocks, and mortgages where the value of the underlying real estate exceeds the amount of the loan.

     Unitrin's investment strategy is based on current market conditions and other factors that it reviews from time to time. Unitrin's consolidated investment portfolio consists primarily of United States Government obligations, investment-grade fixed maturities, equity securities and investments in investees. The Company's investment in non-investment grade, fixed maturity investments is insignificant. See the discussions of the Company's investments under the headings "Investees," "Investment Results," "Quantitative and Qualitative Disclosures about Market Risk," and "Liquidity and Capital Resources" in the MD&A and Notes 4, 5 and 13 to the Financial Statements.

     Regulation

       Insurance Regulation

     Unitrin is subject to the insurance holding company laws of several states. Certain dividends and distributions by an insurance subsidiary to its holding company are subject to approval by the insurance regulators of the state of incorporation of such subsidiary. Other significant transactions between an insurance subsidiary and its holding company or other subsidiaries of the holding company may require approval by insurance regulators in the state of incorporation of each of the insurance subsidiaries participating in such transactions.

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

     State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements include risk-based capital ("RBC") rules promulgated by the National Association of Insurance Commissioners (the "NAIC"). Compliance with the RBC rules is determined by the ratio of total adjusted capital to the authorized control level RBC, in each case as defined by the NAIC. At December 31, 1999, each of Unitrin's insurance subsidiaries was in compliance with RBC requirements.

     The NAIC annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System ("IRIS") ratios. There presently are twelve IRIS ratios. The primary purpose of the ratios is to provide an "early warning" of any negative developments. The NAIC reports the ratios to state regulators who may then contact the companies if three or more ratios fall outside the NAIC's "usual ranges." Based upon calculations as of December 31, 1998 no Unitrin companies, including the Valley Group, had three or more IRIS ratios outside the usual range.

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

     Consumer Finance Regulation

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

ITEM 2. Properties

     Owned Properties

     Unitrin's subsidiary, United, owns the 41-story office building at One East Wacker Drive, Chicago, Illinois, that houses the executive offices of Unitrin and United. Unitrin and United occupy approximately 109,000 square feet of the 527,000 rentable square feet in the building. In addition, Unitrin subsidiaries together own 21 buildings located in 12 states consisting of approximately 493,000 square feet in the aggregate.

     Leased Facilities

     The Unitrin Life and Health Insurance Group leases facilities at 193 locations in 25 states with aggregate square footage of approximately 415,000. The latest expiration date of the existing leases is October 2006.

     The Unitrin Property and Casualty Insurance Group leases facilities at 17 locations in 11 states with an aggregate square footage of approximately 356,000. The latest expiration date of the existing leases is July 2007.

     Fireside Thrift occupies 39 leased facilities (including consumer finance branches and main office buildings) with an aggregate square footage of approximately 152,000. The latest expiration date of the existing leases is September 2008.

     The properties described above are in good condition and suitable for all presently anticipated requirements of the Company.

ITEM 3. Legal Proceedings

     Unitrin and its subsidiaries are parties to various legal actions incidental to their businesses; some of these actions seek substantial punitive damages that bear no apparent relationship to the actual damages alleged. In addition, the plaintiffs in certain of these suits seek class action status which, if granted, could expose the Company to potentially significant liability by virtue of the size of the purported classes. Although no assurances can be given and no determination can be made as of the date hereof as to the outcome of any particular legal action, the Company and its subsidiaries believe that there are meritorious defenses to these legal actions and are defending them vigorously. Unitrin believes that resolution of these matters will not have a material adverse effect on Unitrin's financial position.

ITEM 4. Submission of Matters to a Vote of Security Holders

     During the quarter ended December 31, 1999, no matters were submitted to a vote of shareholders.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Unitrin's common stock is traded on the National Market Tier of the Nasdaq Stock Market. The high and low prices for Unitrin's common stock during each quarterly period in 1999 and 1998 are incorporated herein by reference to Note 19 to the Financial Statements, captioned "Quarterly Financial Information (Unaudited)."

     Information as to the amount and frequency of cash dividends declared by Unitrin on its common stock during 1999 and 1998 is incorporated herein by reference to the following portions of the Financial Statements:

     (a) Consolidated Statements of Shareholders' Equity and Comprehensive Income; and

     (b) Dividends Paid to Common Shareholders (Per Share) included in Note 19 under the caption "Quarterly Financial Information (Unaudited)."

     Information as to restrictions on the ability of Unitrin's subsidiaries to transfer funds to Unitrin in the form of cash dividends, loans, or advances is incorporated herein by reference to the following items:

     (a) Note 9 to the Financial Statements, captioned "Shareholders' Equity;"
and

     (b) The "Liquidity and Capital Resources" section of the MD&A.

     As of December 31, 1999, the approximate number of record holders of Unitrin's common stock was 8,500.

ITEM 6. Selected Financial Data

     Selected consolidated financial data for the five years ended December 31, 1999 is incorporated herein by reference to the data captioned "Financial Highlights" and filed as Exhibit 13.3 hereto.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The MD&A is incorporated herein by reference and filed as Exhibit 13.2 hereto.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     These disclosures are contained in the section of the MD&A entitled "Quantitative and Qualitative Disclosures About Market Risk" which is incorporated herein by reference and filed as Exhibit 13.2 hereto.

ITEM 8. Financial Statements and Supplementary Data

     The Financial Statements (including their related notes and the report of KPMG LLP) are incorporated herein by reference and filed as Exhibit 13.1 hereto.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change in, or disagreement with, the Company's accountants during or relating to the year ended December 31, 1999.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     Information regarding directors and executive officers, including, to the extent applicable, information required by Item 405 of Regulation S-K, is incorporated herein by reference to the sections captioned "Election of Directors" and "Executive Officers" in the Proxy Statement for the 2000 Annual Meeting of Shareholders of Unitrin. Unitrin plans to file such proxy statement within 120 days after December 31, 1999, the end of Unitrin's fiscal year.

ITEM 11. Executive Compensation

     Information regarding compensation of executive officers is incorporated herein by reference to the section captioned "Compensation of Executive Officers" in the Proxy Statement for the 2000 Annual Meeting of Shareholders of Unitrin. Neither the joint report by the Compensation and Stock Option Committees of Unitrin's Board of Directors nor the Unitrin stock performance graph to be included in such proxy statement shall be deemed to be incorporated herein by this reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     This information is incorporated herein by reference to the section captioned "Ownership of Common Stock" in the Proxy Statement for the 2000 Annual Meeting of Shareholders of Unitrin.

ITEM 13. Certain Relationships and Related Transactions

     This information is incorporated herein by reference to the section captioned "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement for the 2000 Annual Meeting of Shareholders of Unitrin.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a) Documents filed as part of this Report:

1.   Financial Statements.  The following financial statements, in response to
     Item 8 of the Form 10-K, have been filed as Exhibit 13.1 and are incorporated by reference into Item 8 hereof:

     The consolidated balance sheets of Unitrin and subsidiaries as of December 31, 1999 and 1998, and the consolidated statements of income, cash flows and shareholders' equity and comprehensive income for the years ended December 31, 1999, 1998 and 1997, together with the notes thereto and the report of KPMG LLP thereon, dated January 24, 2000.

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

          Financial Statements of Litton Industries, Inc., a 50% or less owned person, to be filed by amendment.

3. Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.1 through 10.7 relate to compensatory plans filed or incorporated by reference as exhibits hereto pursuant to Item 14(c) of Form 10-K.

     3.1 Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 dated February 15, 1990)

     3.2 Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

     4 Rights Agreement between Unitrin, Inc. and First Chicago Trust Company of New York, as rights agent, dated as of August 3, 1994 (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 3, 1994)

     10.1 Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

     10.2 Unitrin, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

     10.3 Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

     10.4 Unitrin, Inc. Pension Equalization Plan (incorporated herein by reference to Exhibit 10.4 to the Company's 1994 Annual Report on Form 10-K)

     10.5 Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company's 1994 Annual Report on Form 10-K), with the following executive officers:

                  Richard C. Vie (Chairman, President and Chief Executive
                  Officer)
                  David F. Bengston (Vice President)
                  James W. Burkett (Senior Vice President)
                  Eric J. Draut (Senior Vice President, Treasurer and Chief Financial Officer )
                  Scott Renwick (General Counsel and Secretary)
                  Donald G. Southwell (Senior Vice President)

            (Note: Each of the foregoing agreements is identical except that the severance compensation multiple is 2.99 for Mr. Vie and 2.0 for the other executive officers. The term of these agreements has been extended by action of Unitrin's Board of Directors through January 1, 2001.)

     10.6 Severance Compensation Plan After Change of Control (incorporated herein by reference to Exhibit 10.6 to the Company's 1994 Annual Report on Form 10-K; the term of this plan has been extended by action of Unitrin's Board of Directors through January 1, 2001)

     10.7 1998 Unitrin, Inc. Bonus Plan for Senior Executives (incorporated herein by reference to Exhibit A to the Proxy Statement dated April 9, 1998, in connection with the Annual Meeting of Shareholders of Unitrin held May 13, 1998)

     10.8 Amended and Restated Credit Agreement, dated September 17, 1997 among Unitrin, Inc., the Lenders party thereto, and NationsBank of Texas, N.A. (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

     13.1   Financial Statements

     13.2   MD&A

     13.3   Financial Highlights

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

     27     Financial Data Schedule

      (b)   Reports on Form 8-K.  None

      (c)   Exhibits.  Included in Item 14(a)3 above.

      (d)   Financial Statement Schedules.  Included in Item 14(a)2 above.

                                                                     SCHEDULE I

                         UNITRIN, INC. AND SUBSIDIARIES
             INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1999
                             (Dollars in Millions)

                                                                                  Amount
                                                  Amortized         Fair        Carried in
                                                    Cost           Value       Balance Sheet
                                                -------------  --------------  -------------
Fixed Maturities:
   Bonds and Notes:
     United States Government and
       Government Agencies and Authorities      $    1,902.3   $     1,870.6   $    1,870.6
     States, Municipalities
       and Political Subdivisions                      187.4           184.2          184.2
   Corporate Securities:
     Other Bonds and Notes                             518.8           488.5          488.5
     Redemptive Preferred Stocks                       118.3           108.5          108.5
                                                -------------  --------------  -------------
       Total Investments in Fixed Maturities         2,726.8         2,651.8        2,651.8
                                                -------------  --------------  -------------

Equity Securities:
   Common Stocks                                       358.8           423.2          423.2
   Non-redemptive Preferred Stocks                      92.0            89.4           89.4
                                                -------------  --------------  -------------
       Total Investments in Equity Securities          450.8           512.6          512.6
                                                -------------  --------------  -------------

Investees (A)
   Litton Industries, Inc.                             374.0           631.3          374.0
   UNOVA, Inc.                                         158.6           164.6          158.6
   Curtiss-Wright Corporation                          108.0           161.6          108.0
                                                -------------  --------------  -------------
       Total Investees                                 640.6           957.5          640.6
                                                -------------  --------------  -------------

Loans, Real Estate and Short-term Investments          291.8           XXX.X          291.8
                                                -------------                  -------------

       Total Investments                        $    4,110.0                   $    4,096.8
                                                =============                  =============

(A) - Amortized Cost = Cost Plus Cumulative Undistributed Earnings.


See Accompanying Independent Auditors' Report.

                                                                    SCHEDULE II
                                 UNITRIN, INC.
                         PARENT COMPANY BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998
                             (Dollars in Millions)

                                                                              December 31,
                                                                      ------------------------------
                                                                            1999           1998
                                                                      --------------  --------------
ASSETS

Investment in Subsidiaries and Investees                               $     2,392.5   $     2,288.5
Equity Securities at Fair Value (Cost: 1999 - $0.3; 1998 - $310.0)               0.5           259.4
Short Term Investments                                                          29.0            90.0
Other Assets                                                                     1.2            19.0
                                                                       --------------  --------------

Total Assets                                                           $     2,423.2   $     2,656.9
                                                                       ==============  ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

Notes Payable - Revolving Credit Agreement                             $       111.0           110.0
Notes Payable to Subsidiary, 6.75% Due 2008                                    450.0           450.0
Accrued Expenses and Other Liabilities                                         145.2           274.5
                                                                       --------------  --------------

Total Liabilities                                                              706.2           834.5
                                                                       --------------  --------------

Shareholders' Equity:
  Common Stock                                                                   7.1             7.6
  Additional Paid-in Capital                                                   439.6           427.6
  Retained Earnings                                                          1,280.1         1,374.0
  Accumulated Other Comprehensive Income                                        (9.8)           13.2
                                                                       --------------  --------------

Total Shareholders' Equity                                                   1,717.0         1,822.4
                                                                       --------------  --------------

Total Liabilities and Shareholders' Equity                             $     2,423.2   $     2,656.9
                                                                       ==============  ==============


                See Accompanying Independent Auditors' Report.

                                                                    SCHEDULE II

                                 UNITRIN, INC.
                    PARENT COMPANY STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (Dollars in Millions)

                                                                Years Ended December 31,
                                                           -------------------------------------
                                                               1999        1998         1997
                                                           ----------- -----------  ------------
Operating Activities:
  Net Income                                                $   201.0   $    510.8   $    117.9
  Adjustment Required to Reconcile Net Income
      to Net Cash Provided by Operations:
    Equity in Net Income of Subsidiaries and Investees         (169.6)      (518.5)      (117.7)
    Cash Dividends from Subsidiaries                              7.5         26.0        181.1
    Cash Dividends from Investee                                  2.3          2.3          2.2
    (Gain) Loss on Sale of Investments                          (82.1)         2.5            -
    Other, Net                                                 (132.6)       170.7        (95.8)
                                                            ----------- -----------  ------------

Net Cash Provided (Used) by Operating Activities               (173.5)       193.8         87.7
                                                            ----------- -----------  ------------

Investing Activities:
  Purchase of Securities from Subsidiaries:
    Baker Hughes Common Stock                                       -       (310.0)           -
  Purchase of Common Stock                                       (0.3)           -            -
  Sale of Baker Hughes Common Stock                             392.1
  Redemption of Equity Securities                                   -         47.5            -
  Change in Short-term Investments                               61.0        (79.2)       (10.8)
  Other, Net                                                        -         (0.7)           -
                                                            ----------- -----------  ------------

Net Cash Provided (Used) by Investing Activities                452.8       (342.4)       (10.8)
                                                            ----------- -----------  ------------

Financing Activities:
  Notes Payable Proceeds:
    Revolving Credit Agreement                                  436.3        381.6        515.0
    From Subsidiary                                                 -        450.0            -
  Notes Payable Payments:
    Revolving Credit Agreement                                 (435.3)      (356.6)      (493.0)
  Cash Dividends Paid                                          (101.7)      (100.7)       (89.9)
  Common Stock Repurchases                                     (191.4)      (232.9)       (20.7)
  Issuance of Unitrin Common Stock                               12.8          7.2         11.7
                                                            ----------- -----------  ------------

Net Cash Provided (Used) by Financing Activities               (279.3)       148.6        (76.9)
                                                            ----------- -----------  ------------

Increase (Decrease) in Cash                                         -            -            -
Cash, Beginning of Year                                             -            -            -
                                                            ----------- -----------  ------------

Cash, End of Year                                           $       -   $        -   $        -
                                                            =========== ===========  ============

See Accompanying Independent Auditors' Report.

                                                                    SCHEDULE II
                                 UNITRIN, INC.
                      PARENT COMPANY STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (Dollars in Millions)

                                                           Years Ended December 31,
                                                      ----------------------------------
                                                         1999        1998        1997
                                                      ----------  ----------  ----------
Net Investment Income                                 $     2.7   $     2.4   $     5.5
Net Gains (Losses) on Sales of Investments                 82.1        (2.5)          -
                                                      ----------  ----------  ----------
Total Revenues                                             84.8        (0.1)        5.5
                                                      ----------  ----------  ----------

Interest Expense                                           38.8        14.1        10.0
Other Operating (Income) Expenses                          (1.6)       (1.4)       (2.7)
                                                      ----------  ----------  ----------
Total Operating Expenses                                   37.2        12.7         7.3
                                                      ----------  ----------  ----------

Income (Loss) Before Income Taxes and Equity
  in Net Income of Subsidiaries and Investees              47.6       (12.8)       (1.8)

Income Tax (Benefit) Expense                               16.2        (5.1)       (2.0)
                                                      ----------  ----------  ----------

Income (Loss) Before Equity in
  Net Income of Subsidiaries and Investees                 31.4        (7.7)        0.2

Equity in Net Income of Subsidiaries and Investees        169.6       518.5       117.7
                                                      ----------  ----------  ----------

Net Income                                            $   201.0   $   510.8   $   117.9
                                                      ==========  ==========  ==========


                See Accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                                 UNITRIN, INC.
               PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (Dollars in Millions)

                                                                                          Years Ended December 31,
                                                                                ------------------------------------------
                                                                                     1999           1998           1997
                                                                                ------------    -----------    -----------

Net Income                                                                      $      201.0    $     510.8    $     117.9

Other Comprehensive Income:
Gross Unrealized Holding Gains (Losses) Arising During Year:
   Securities Held by Subsidiaries                                                     (54.5)         (11.5)          36.4
   Securities Held by Parent                                                           132.9          (59.8)           3.1
   Other                                                                                (2.0)           0.2              -
                                                                                -------------   -----------    -----------
   Gross Unrealized Holding Gains (Losses) Arising During Year                          76.4          (71.1)          39.5
   Income Tax Benefit (Expense)                                                        (26.9)          25.0          (14.0)
                                                                                ------------    -----------    -----------
   Unrealized Holding Gains (Losses) Arising During Year, Net                           49.5          (46.1)          25.5
                                                                                ------------    -----------    -----------

Reclassification Adjustment for Gross (Gains) Losses Realized in Net Income:
   Securities Held by Subsidiaries                                                     (29.5)         (66.9)          (2.5)
   Securities Held by Parent                                                           (82.1)           2.5              -
                                                                                ------------    -----------    -----------
   Reclassification  Adjustment for Gross Gains Realized in Net Income                (111.6)         (64.4)          (2.5)
   Income Tax Expense                                                                   39.1           22.0            0.9
                                                                                ------------    -----------    -----------
   Reclassification Adjustment for Gains Realized in Net Income, Net                   (72.5)         (42.4)          (1.6)
                                                                                ------------    -----------    -----------
Other Comprehensive Income                                                             (23.0)         (88.5)          23.9
                                                                                ------------    -----------    -----------

Total Comprehensive Income                                                      $      178.0    $     422.3    $     141.8
                                                                                ============    ===========    ===========

See Accompanying Independent Auditors' Report.

                                                                   SCHEDULE III
                        UNITRIN, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
                             (Dollars in Millions)


                                                                                        Insurance         Amortization
                                                                                          Claims          Of Deferred
                                                                        Net                and              Policy          Other
                                                         Premiums    Investment       Policyholders'      Acquisition     Insurance
                                           Premiums       Written      Income            Benefits            Costs         Expenses
                                         ------------   -----------  ----------       --------------      -----------     ----------
Year Ended December 31, 1999:
  Life and Health (1)                     $    713.2     $     N/A    $    164.8         $    406.4        $    74.2      $   300.0
  Property and Casualty                        660.1         656.7          47.0              482.7             88.9          115.3
  Other                                            -           N/A          (8.8)                 -                -           (4.8)
                                          -----------    ----------   -----------        -----------       ----------     ----------

    Total                                 $  1,373.3     $     N/A    $    203.0         $    889.1        $   163.1      $   410.5
                                          ===========    ==========   ===========        ===========       ==========     ==========

Year Ended December 31, 1998:
  Life and Health (1)                     $    580.0     $     N/A    $    143.1         $    326.2        $    50.5      $   275.3
  Property and Casualty                        648.3         608.2          43.5              455.6             98.8           92.6
  Other                                            -           N/A          (0.2)                 -                -           (9.5)
                                          -----------    ----------   -----------        -----------       ----------     ----------

    Total                                 $  1,228.3     $     N/A    $    186.4         $    781.8        $   149.3      $   358.4
                                          ===========    ==========   ===========        ===========       ==========     ==========

Year Ended December 31, 1997:
  Life and Health (1)                     $    499.1     $     N/A    $    124.6         $    275.3        $    55.3      $   230.5
  Property and Casualty                        722.9         732.3          51.6              504.8            112.1           94.4
  Other                                            -           N/A           3.3                  -                -          (11.9)
                                          -----------    ----------   -----------        -----------       ----------     ----------
    Total                                 $  1,222.0     $     N/A    $    179.5         $    780.1        $   167.4      $   313.0
                                          ===========    ==========   ===========        ===========       ==========     ==========



                                          Deferred
                                           Policy
                                         Acquisition       Insurance       Unearned
                                            Costs           Reserves       Premiums
                                       ---------------   ------------   -------------
Year Ended December 31, 1999:
  Life and Health (1)                    $    276.9      $   2,097.5      $      30.9
  Property and Casualty                        47.3            520.6            310.5
  Other                                           -                -                -
                                         ----------      ------------     ------------

    Total                                $    324.2      $   2,618.1      $     341.4
                                         ==========      ===========      ===========

Year Ended December 31, 1998:
  Life and Health (1)                    $    296.7      $   2,086.2      $      30.4
  Property and Casualty                        35.3            440.5            232.8
  Other                                           -                -                -
                                         ----------      ------------     ------------

    Total                                $    332.0      $   2,526.7      $     263.2
                                         ==========      ===========      ===========



(1) The Company's Life and Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life and Health Insurance segment.

See Accompanying Independent Auditors' Report.

                                                                    SCHEDULE IV

                                 UNITRIN, INC.
                             REINSURANCE SCHEDULE
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
                             (Dollars in Millions)

                                                                                                        Percentage
                                                        Ceded to        Assumed                         of Amount
                                          Gross           Other        from Other         Net           Assumed to
                                          Amount        Companies      Companies         Amount            Net
                                        ----------      ---------     ----------       ----------       ----------
Year Ended December 31, 1999:
-----------------------------
Life Insurance in Force                 $ 21,307.7      $ 1,505.1      $      -        $ 19,802.6               -

Premiums
  Life Insurance                        $    416.4      $     3.2      $      -        $    413.2               -
  Accident and Health Insurance              223.9            6.0           0.1             218.0             0.0%
  Property and Liability Insurance           670.4           24.4          96.1             742.1            12.9%
                                        ----------      ---------      --------        ----------       ----------
Total Premiums                          $  1,310.7      $    33.6      $   96.2           1,373.3             7.0%
                                        ==========      =========      ========        ==========       ==========

Year Ended December 31, 1998:
-----------------------------
Life Insurance in Force                 $ 21,221.4      $ 1,567.2      $      -        $ 19,654.2               -

Premiums
  Life Insurance                        $    378.1      $     2.1      $      -        $    376.0               -
  Accident and Health Insurance              140.7            5.4           0.2             135.5             0.1%
  Property and Liability Insurance           651.2           16.2          81.8             716.8            11.4%
                                        ----------      ---------      --------        ----------       ----------
Total Premiums                          $  1,170.0      $    23.7          82.0        $  1,228.3             6.7%
                                        ==========      =========      ========        ==========       ==========

Year Ended December 31, 1997:
-----------------------------
Life Insurance in Force                 $ 17,709.2      $ 1,797.8      $      -        $ 15,911.4               -

Premiums
  Life Insurance                        $    350.7      $    19.8      $      -        $    330.9               -
  Accident and Health Insurance              119.1            3.3             -             115.8               -
  Property and Liability Insurance           697.9           18.0          95.4             775.3            12.3%
                                        ----------      ---------      --------        ----------       ----------
Total Premiums                          $  1,167.7      $    41.1          95.4        $  1,222.0             7.8%
                                        ==========      =========      ========        ==========       ==========

See Accompanying Independent Auditors' Report.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Unitrin, Inc. has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on February 2, 2000.

                                     UNITRIN, INC.
                                     (Registrant)

                                 By: /S/ Richard C. Vie
                                     ------------------
                                     Richard C. Vie
                                     Chairman of the Board, President and
                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Unitrin, Inc. in the capacities indicated on February 2, 2000.

      Signature                                             Title
      ---------                                             -----
/S/ Richard C. Vie                 Chairman of the Board, President, Chief Executive Officer
------------------                 and Director
Richard C. Vie

/S/ Eric J. Draut                  Senior Vice President, Treasurer and Chief Financial Officer
-----------------                  (principal financial officer)
Eric J. Draut

/S/ Richard Roeske                 Corporate Controller
------------------                 (principal accounting officer)
Richard Roeske

/S/ James E. Annable               Director
--------------------
James E. Annable

/S/ Reuben L. Hedlund              Director
---------------------
Reuben L. Hedlund

/S/ Jerrold V. Jerome              Director
---------------------
Jerrold V. Jerome

/S/ William E. Johnston, Jr.       Director
----------------------------
William E. Johnston, Jr.

/S/ George A. Roberts              Director
---------------------
George A. Roberts

/S/ Fayez S. Sarofim               Director
--------------------
Fayez S. Sarofim