Form 10-Q
period 2000-03-31
UNITRIN INC
filed 2000-05-04
CIK 860748

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[X]            Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarterly Period Ended                March 31, 2000
                           -----------------------------------------------------

                                      OR

[ ]            Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Transition Period from                          to
                               ------------------------    ---------------------

Commission file                            0-18298
number
             -------------------------------------------------------------------

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

69,014,961 shares of common stock, $0.10 par value, were outstanding as of March 31, 2000.

                                 UNITRIN, INC.

                                     INDEX

                                                                        Page
                                                                       ------
PART I.       Financial Information.

Item 1.       Financial Statements.

              Condensed Consolidated Statements of                        1
              Income for the Three Months Ended
              March 31, 2000 and 1999 (Unaudited).

              Condensed Consolidated Balance Sheets as of                 2
              March 31, 2000 (Unaudited) and
              December 31, 1999.

              Condensed Consolidated Statements of Cash                   3
              Flows for the Three Months Ended
              March 31, 2000 and 1999 (Unaudited).

              Notes to the Condensed Consolidated                        4-8
              Financial Statements (Unaudited).

Item 2.       Management's Discussion and Analysis of                   9-12
              Results of Operations and Financial Condition.

Item 3.       Quantitative and Qualitative Disclosures About             12
              Market Risk.

PART II.      Other Information.

Item 1.       Legal Proceedings                                          12

Item 6.       Exhibits and Reports on Form 8-K.                          13

Signatures                                                               14

                        UNITRIN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                       Three Months Ended
                                                 -------------------------------
                                                   March 31,         March 31,
                                                        2000              1999
                                                 -------------     -------------
Revenues:
Premiums                                           $    355.7        $    324.2
Consumer Finance Revenues                                33.5              29.1
Net Investment Income                                    53.9              49.8
Net Gains on Sales of Investments                        36.5              24.3
                                                 -------------     -------------
Total Revenues                                          479.6             427.4
                                                 -------------     -------------

Expenses:
Insurance Claims and Policyholders' Benefits            251.7             209.5
Insurance Expenses                                      147.7             135.9
Consumer Finance Expenses                                27.3              24.0
Interest and Other Expenses                               5.0               4.0
                                                 -------------     -------------
Total Expenses                                          431.7             373.4
                                                 -------------     -------------

Income before Income Taxes and Equity
  in Net Income of Investees                             47.9              54.0
Income Tax Expense                                       17.0              18.1
                                                 -------------     -------------
Income before Equity in Net Income of
  Investees                                              30.9              35.9
Equity in Net Income of Investees                        11.0              16.3
                                                 -------------     -------------

Net Income                                         $     41.9        $     52.2
                                                 =============     =============

Net Income Per Share                               $     0.60        $     0.70
                                                 =============     =============

Net Income Per Share Assuming Dilution             $     0.60        $     0.70
                                                 =============     =============

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)

                                                  March 31,       December 31,
                                                    2000              1999
                                                -------------   ----------------
                                                 (Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized
  Cost: 2000 - $2,868.6; 1999 - $2,726.8)        $   2,798.8      $  2,651.8
Equity Securities at Fair Value
  (Cost: 2000 - $355.4; 1999 - $450.8)                 527.6           512.6
Investees at Cost Plus Cumulative Undistributed
  Earnings (Fair Value: 2000 - $890.7;
  1999 - $957.5)                                       656.2           640.6
Other                                                  305.0           291.8
                                                -------------   ----------------
Total Investments                                    4,287.6         4,096.8
                                                -------------   ----------------

Cash                                                    24.1            24.1
Consumer Finance Receivables at Cost (Fair
  Value: 2000 - $611.4; 1999 - $593.6)                 613.1           595.0
Other Receivables                                      366.6           376.6
Deferred Policy Acquisition Costs                      328.5           324.2
Other Assets                                           538.8           518.1
                                                -------------   ----------------
Total Assets                                     $   6,158.7      $  5,934.8
                                                =============   ================

Liabilities and Shareholders' Equity:
Insurance Reserves:
Life and Health                                  $   2,107.4      $  2,097.5
Property and Casualty                                  525.8           520.6
                                                -------------   ----------------
Total Insurance Reserves                             2,633.2         2,618.1
                                                -------------   ----------------

Investment Certificates and Savings Accounts
  at Cost (Fair Value: 2000 - $618.3;
  1999 - $606.6)                                       620.1           608.8
Unearned Premiums                                      349.5           341.4
Accrued and Deferred Income Taxes                      310.1           251.1
Notes Payable                                          210.4           116.8
Accrued Expenses and Other Liabilities                 298.3           281.6
                                                -------------   ----------------
Total Liabilities                                    4,421.6         4,217.8
                                                -------------   ----------------

Shareholders' Equity:
Common Stock, $0.10 par value, 100 million
  Shares Authorized; 69,014,961 and 70,992,897
  Shares Issued and Outstanding at March 31,
  2000 and December 31, 1999                             6.9             7.1
Paid-in Capital                                        433.2           439.6
Retained Earnings                                    1,232.7         1,280.1
Accumulated Other Comprehensive Income (Loss)           64.3            (9.8)
                                                -------------   ----------------
Total Shareholders' Equity                           1,737.1         1,717.0
                                                -------------   ----------------
Total Liabilities and Shareholders' Equity       $   6,158.7      $  5,934.8
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

                        UNITRIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)


                                                       Three Months Ended
                                                 -------------------------------
                                                   March 31,         March 31,
                                                     2000              1999
                                                 -------------     -------------
Operating Activities:
Net Income                                         $     41.9        $     52.2
Adjustments to Reconcile Net Income to Net Cash
 Provided (Used) by Operations:
  Change in Deferred Policy Acquisition Costs            (3.2)              0.2
  Equity in Net Income of Investees
    before Taxes                                        (17.1)            (25.1)
  Amortization of Investments                             5.0               5.7
  (Increase) Decrease in Receivables                      5.0             (43.7)
  Increase in Insurance Reserves and Unearned
    Premiums                                             27.6               1.4
  Increase in Accrued and Deferred Income Taxes          19.1              24.5
  Increase (Decrease) in Accrued Expenses and
    Other Liabilities                                    14.9              (1.4)
  Net Gains on Sales of Investments                     (36.5)            (24.3)
  Provision for Loan Losses                               6.6               5.7
  Other, Net                                            (16.8)             (2.2)
                                                 -------------     -------------
Net Cash Provided (Used) by Operating
  Activities                                             46.5              (7.0)
                                                 -------------     -------------

Investing Activities:
Sales and Maturities of Fixed Maturities                298.4             100.8
Purchase of Fixed Maturities                           (450.0)           (179.1)
Sales and Redemptions of Equity Securities              132.4             211.3
Purchases of Equity Securities                             -               (2.1)
Disposition of Business, Net of Cash Disposed             4.3                -
Change in Consumer Finance Receivables                  (24.5)            (16.1)
Change in Short-term Investments                        (13.0)             75.6
Other, Net                                               (5.0)             (5.8)
                                                 -------------     -------------
Net Cash Provided (Used) by Investing
  Activities                                            (57.4)            184.6
                                                 -------------     -------------

Financing Activities:
Change in Investment Certificates and Savings
  Accounts                                               11.3               2.9
Change in Universal Life and Annuity Contracts            1.7               2.3
Notes Payable Proceeds                                  152.5              48.8
Notes Payable Payments                                  (58.9)           (113.9)
Cash Dividends Paid                                     (26.3)            (25.8)
Common Stock Repurchases                                (70.6)            (94.8)
Other, Net                                                1.2               0.7
                                                 -------------     -------------
Net Cash Provided (Used) by Financing
  Activities                                             10.9            (179.8)
                                                 -------------     -------------
Increase (Decrease) in Cash                                -               (2.2)
Cash, Beginning of Year                                  24.1               8.6
                                                 -------------     -------------
Cash, End of Period                                $     24.1        $      6.4
                                                 =============     =============

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Unitrin, Inc. ("Unitrin" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles ("GAAP"). In the opinion of the Company's management, the Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K, filed with the Commission for the year ended December 31, 1999.

Note 2 - Divestitures of Businesses

On March 1, 2000, Unitrin's indirect subsidiary, Valley Insurance Company, completed the previously announced sale of its subsidiary, Mountain Valley Indemnity Company ("Mountain Valley"), to Motor Club of America for $7.5 million in cash. No gain or loss was recorded in connection with the sale. The Company's results in 2000 included Premiums of $3.3 million and a pre-tax Operating Loss of $1.0 million attributable to Mountain Valley.

United Insurance Company of America ("United"), a subsidiary of the Company, and Ceres Group, Inc. ("Ceres") are parties to an agreement providing for the sale of United's subsidiary, The Pyramid Life Insurance Company ("Pyramid") to Ceres. Under an amendment to the agreement executed on April 17, 2000, the parties agreed that the consideration to be paid to United will consist of $7.5 million worth of convertible voting preferred stock of Ceres plus $60 million in cash, subject to an adjustment for a dividend to be paid by Pyramid immediately prior to closing, and that the deadline for completion of the transaction will be extended to June 30, 2000. The transaction is subject to regulatory approvals and the satisfaction of other customary closing conditions.

Note 3 - Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" for the three months ended March 31, 2000 and 1999 was as follows:

                                                        Three Months Ended
                                                     ------------------------
(Dollars and Shares in Millions,                      March 31,    March 31,
Except Per Share Amounts)                               2000         1999
---------------------------------------------        -----------  -----------
Net Income                                            $    41.9    $    52.2
Dilutive Effect on Net Income from
  Investees' Equivalent Shares                             (0.1)        (0.2)
                                                     -----------  -----------
Net Income Assuming Dilution                          $    41.8    $    52.0
                                                     ===========  ===========

Weighted Average Common Shares Outstanding                 70.1         74.2
Dilutive Effect of Unitrin Stock Option Plans               0.1          0.3
                                                     -----------  -----------
Weighted Average Common Shares and
  Equivalent Shares Outstanding Assuming Dilution          70.2         74.5
                                                     ===========  ===========

Net Income Per Share                                  $    0.60    $    0.70
                                                     ===========  ===========

Net Income Per Share Assuming Dilution                $    0.60    $    0.70
                                                     ===========  ===========

Note 4 - Investment in Investees

Unitrin accounts for its Investments in Investees (Curtiss-Wright Corporation ("Curtiss-Wright"), Litton Industries, Inc. ("Litton") and UNOVA, Inc. ("UNOVA")) under the equity method of accounting using the most recent publicly-available financial reports and other publicly-available information on a two or three-month-delay basis depending on the investee being reported.

Based on the most recently available public information, Unitrin's voting percentage in Litton common stock at March 31, 2000 was approximately 27.8% and Unitrin's investment in Litton exceeded 10% of Unitrin's Shareholders' Equity. The amounts included in Unitrin's financial statements for Litton represent amounts reported by Litton for periods ending two months earlier. Accordingly, amounts included in these financial statements represent the amounts reported by Litton for the three month periods ended January 31, 2000 and 1999. Summarized financial information reported by Litton for such periods was:

                                                Three Months Ended
                                            --------------------------
                                              Jan. 31,      Jan. 31,
(Dollars in Millions)                           2000          1999
--------------------------------------      ------------  ------------
Revenues                                     $  1,349.0    $  1,130.9
                                            ============  ============

Cost of Sales                                $  1,094.0    $    884.4
                                            ============  ============

Income from Continuing Operations            $     36.8    $     44.0
                                            ============  ============

Net Income                                   $     36.8    $     44.0
                                            ============  ============

Equity in Net Income of Investees was $11.0 million and $16.3 million for the three months ended March 31, 2000 and 1999, respectively. Equity in Net Income of Investees for the three months ended March 31, 1999 included income of $3.4 million resulting from Unitrin's proportionate share of UNOVA's gain on sale of its headquarters building.

Note 5 - Notes Payable

The Company has an unsecured revolving credit agreement with a group of banks, which expires in September 2002 and provides for fixed and floating rate advances for periods of up to 180 days at various interest rates. Effective March 28, 2000, the Company's available borrowing capacity under the agreement was increased to $440 million. The agreement contains various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for the Company's direct insurance subsidiaries. The proceeds from advances under the revolving credit agreement may be used for general corporate purposes, including repurchases of the Company's common stock.

At March 31, 2000 and December 31, 1999, the Company had outstanding borrowings under the revolving credit agreement of $205 million and $111 million at weighted average interest rates of 6.31% and 6.26%, respectively. The Company incurred interest expense under the revolving credit agreement of $2.6 million and $1.7 million for the three months ended March 31, 2000 and 1999, respectively.

Note 6 - Other Comprehensive Income

Other Comprehensive Income related to the Company's Investments for the three months ended March 31, 2000 and 1999 was:

                                                Three Months Ended
                                            --------------------------
                                              March 31,     March 31,
(Dollars in Millions)                           2000          1999
----------------------------------------    ------------  ------------
Increase in Unrealized Gains, Net of
  Reclassification Adjustment for Gains
  Included in Net Income                     $    115.6    $    163.2
Equity in Other Comprehensive Income
  (Loss) of Investees                              (1.5)           -
Effect of Income Taxes                            (40.0)        (57.2)
                                            ------------  ------------
Increase in Accumulated Other
  Comprehensive Income                       $     74.1    $    106.0
                                            ============  ============

The Company's Investments in Investees are accounted for under the equity method of accounting and, accordingly, changes in the fair value of the Company's Investments in Investees are excluded from the determination of Total Comprehensive Income and Other Comprehensive Income under SFAS No. 130. Total Comprehensive Income for the three months ended March 31, 2000 and 1999 was $116.0 million and $158.2 million, respectively.

Note 7 - Business Segments

Segment Revenues and Operating Profit for the three months ended March 31, 2000 and 1999 were:

                                                Three Months Ended
                                            --------------------------
                                              March 31,     March 31,
(Dollars in Millions)                           2000          1999
----------------------------------------    ------------  ------------
Revenues:
Property and Casualty Insurance:
  Premiums                                   $    178.2    $    146.3
  Net Investment Income                            13.5          10.6
                                            ------------  ------------
  Total Property and Casualty Insurance           191.7         156.9
                                            ------------  ------------

Life and Health Insurance:
  Premiums                                        177.5         177.9
  Net Investment Income                            43.7          40.6
                                            ------------  ------------
  Total Life and Health Insurance                 221.2         218.5
                                            ------------  ------------

Consumer Finance                                   33.5          29.1
                                            ------------  ------------

Unitrin Direct                                       -             -
                                            ------------  ------------
Total Segment Revenues                            446.4         404.5
                                            ------------  ------------

Net Gains on Sales of Investments                  36.5          24.3
Corporate and Other                                (3.3)         (1.4)
                                            ------------  ------------

Total Revenues                               $    479.6    $    427.4
                                            ============  ============

Segment Operating Profit:
  Property and Casualty Insurance            $     (7.4)   $     11.9
  Life and Health Insurance                        19.9          16.5
  Consumer Finance                                  6.2           5.0
  Unitrin Direct                                   (0.7)           -
                                            ------------  ------------
  Total Segment Operating Profit                   18.0          33.4
                                            ------------  ------------

Net Gains on Sales of Investments                  36.5          24.3
Corporate and Other, Net                           (6.6)         (3.7)
                                            ------------  ------------

Income before Income Taxes and
  Equity in Net Income of Investees          $     47.9    $     54.0
                                            ============  ============

Note 8--Legal Proceedings

The Company and its subsidiaries are defendants in various legal actions incidental to their businesses; some of these actions seek substantial punitive damages that bear no apparent relationship to the actual damages alleged. In addition, the plaintiffs in certain of these suits seek class action status which, if granted, could expose the Company to potentially significant liability by virtue of the size of the purported classes. Although no assurances can be given and no determination can be made at this time as to the outcome of any particular legal action, the Company and its subsidiaries believe that there are meritorious defenses to these legal actions and are defending them vigorously. The Company believes that resolution of these matters will not have a material adverse effect on the Company's financial position.


In October 1999, the Florida Department of Insurance filed and served a subpoena upon the Company's subsidiary, United Insurance Company of America ("United"), in connection with that Department's investigation into the sale and servicing of industrial life insurance and small face amount life insurance policies in the State of Florida. Subsequently, on December 15, 1999, a purported nationwide class action lawsuit was filed against United in the United States District Court for the Middle District of Florida (wilson, et al. v. United Insurance Company of america), on behalf of "all African-American persons who have (or have had at the time of the Policy's termination), an ownership interest in one or more Industrial Life Insurance Policies issued, serviced, administered or purchased from United...." Plaintiffs allege discrimination in premium rates in violation of 42 U.S.C. Sec. 1981 in addition to various state law claims. Unspecified compensatory and punitive damages are sought together with equitable relief. United filed a motion to dismiss the lawsuit on march 14, 2000; the Florida Department's investigation is continuing. The Company believes that United has a number of meritorious defenses in these matters and, accordingly, that resolution of these matters will not have a material adverse effect on the Company's financial position. However, the Company cannot estimate the range of possible loss, if any.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Property and Casualty Insurance

                                                Three Months Ended
                                            --------------------------
                                              March 31,     March 31,
(Dollars in Millions)                           2000          1999
----------------------------------------    ------------  ------------
Personal Lines Premiums:
  Automobile                                 $     90.0   $      75.1
  Homeowners                                       17.5          15.4
  Other                                             3.0           2.6
Commercial Lines Premiums:
  Property and Commercial Liability                32.0          23.3
  Automobile                                       22.4          21.3
  Other                                            13.3           8.6
                                            ------------  ------------
Total Premiums                                    178.2         146.3
                                            ------------  ------------
Net Investment Income                              13.5          10.6
                                            ------------  ------------
Total Revenues                               $    191.7    $    156.9
                                            ============  ============

Operating Profit (Loss)                      $     (7.4)   $     11.9
                                            ============  ============

GAAP Incurred Loss Ratio (excluding
  Storms)                                          70.0%         60.9%
GAAP Incurred Storm Ratio                          10.1%          8.6%
Total GAAP Incurred Loss Ratio                     80.1%         69.5%
GAAP Combined Ratio                               111.7%         99.2%

Premiums in the Property and Casualty Insurance segment increased by $31.9 million for the three months ended March 31, 2000, compared to the same period in 1999. Premiums increased by $40.0 million due to the June 17, 1999, acquisition of the Valley Group, Inc. ("VGI"). Excluding the VGI acquisition, premiums decreased by $8.1 million due primarily to lower volume in automobile lines. Net Investment Income increased by $2.9 million for the three months ended March 31, 2000 compared to the same period last year due primarily to higher levels of investments. Operating Profit in the Property and Casualty Insurance segment decreased by $19.3 million for the three months ended March 31, 2000, compared to the same period in 1999, due primarily to lower margins resulting from inadequate pricing and higher severity and frequency of losses. Storm losses, including losses from the March 28, 2000 tornadoes in Ft. Worth, Texas, were $17.9 million for the three months ended March 31, 2000, an increase of $5.3 million compared to the same period in 1999. The Company has either implemented certain rate increases or, subject to regulatory approvals, is in the process of implementing additional rate increases in consideration of recent loss experience.

On March 1, 2000, Valley Insurance Company, a subsidiary of VGI, completed the previously announced sale of its subsidiary, Mountain Valley Indemnity Company ("Mountain Valley"), to Motor Club of America for $7.5 million in cash. No gain or loss was recorded in connection with the sale. Results for the Property and Casualty Insurance segment in 2000 included Premiums of $3.3 million and a pre-tax Operating Loss of $1.0 million attributable to Mountain Valley.

Life and Health Insurance

                                                Three Months Ended
                                            --------------------------
                                              March 31,     March 31,
(Dollars in Millions)                           2000          1999
----------------------------------------    ------------  ------------
Premiums:
  Life                                       $    102.3    $    103.2
  Accident and Health                              54.4          54.5
  Property                                         20.8          20.2
                                            ------------  ------------
Total Premiums                                    177.5         177.9
Net Investment Income                              43.7          40.6
                                            ------------  ------------
Total Revenues                               $    221.2    $    218.5
                                            ============  ============

Operating Profit                             $     19.9    $     16.5
                                            ============  ============

Premiums in the Life and Health Insurance segment decreased by $0.4 million for the first quarter of 2000, compared to the first quarter of 1999. Net Investment Income in the Life and Health Insurance segment increased by $3.1 million for the first quarter of 2000, compared to the same period in 1999 due primarily to higher levels of investments and higher yields on investments. Operating Profit in the Life and Health Insurance segment increased by $3.4 million for the first quarter of 2000, compared to the same period in 1999, due primarily to the higher net investment income and lower expense related to Year 2000 remediation projects, partially offset by $1.5 million of higher storm losses from certain property insurance products marketed by the Life and Health Insurance segment's employee-agents.

United Insurance Company of America ("United"), a subsidiary of the Company, and Ceres Group, Inc. ("Ceres") are parties to an agreement providing for the sale of United's subsidiary, The Pyramid Life Insurance Company ("Pyramid") to Ceres. Under an amendment to the agreement executed on April 17, 2000, the parties agreed that the consideration to be paid to United will consist of $7.5 million worth of voting convertible preferred stock of Ceres plus $60 million in cash, subject to an adjustment for a dividend to be paid by Pyramid immediately prior to closing, and that the deadline for completion of the transaction will be extended to June 30, 2000. The transaction is subject to regulatory approvals and the satisfaction of other customary closing conditions.

Consumer Finance


                                                Three Months Ended
                                            --------------------------
                                              March 31,     March 31,
(Dollars in Millions)                           2000          1999
----------------------------------------    ------------  ------------
Interest, Loan Fees and Earned Discount      $     30.6    $     26.9

Net Investment Income                               1.6           1.3

Other                                               1.3           0.9
                                            ------------  ------------
Total Revenues                               $     33.5    $     29.1
                                            ============  ============

Operating Profit                             $      6.2    $      5.0
                                            ============  ============

Consumer Finance Loan Originations           $    115.1    $     94.7
Percentage of Consumer Finance
  Receivables Greater than Ninety
  Days Past Due                                     1.4 %         1.8 %
Ratio of Reserve for Losses on
  Consumer Finance Receivables to
  Gross Consumer Finance Receivables                5.3           6.1
Weighted-Average Yield on Investment
  Certificates and Savings Accounts                 5.5           5.3

Revenues in the Consumer Finance segment increased by $4.4 million for the three months ended March 31, 2000, compared to the same period in 1999, as a result of a higher level of loans outstanding. Operating Profit in the Consumer Finance segment increased by $1.2 million for the three months ended March 31, 2000, compared to the same period in 1999, due primarily to the higher level of loans outstanding. The Ratio of Reserve for Losses on Consumer Finance Receivables to Gross Consumer Finance Receivables decreased from 6.1% at March 31, 1999 to 5.3% at March 31, 2000 due primarily to an accelerated charge-off of a class of certain higher risk loans.

Unitrin Direct

On January 3, 2000, the Company established a new business unit to market personal automobile insurance through direct mail, radio and television advertising and over the Internet. The business unit will utilize one of the Company's existing insurance subsidiaries, to be renamed as "Unitrin Direct Insurance Company" ("Unitrin Direct"), and will be managed and reported as a separate business segment. During the first quarter of 2000, Unitrin Direct incurred costs of $0.7 million related to its start-up. The Company anticipates that Unitrin Direct will continue to incur various start-up costs devoted to hiring employees, refining products and product rates as well as developing advertising and marketing materials. Accordingly, it is expected that Unitrin Direct will have an insignificant amount of revenue in 2000 relative to expenses, and that it will produce operating losses for at least the next few years.

Net Gains on Sales of Investments

Net Gains on Sales of Investments were $36.5 million for the three months ended March 31, 2000, compared to $24.3 million for the same period in 1999. Net Gains on Sales of Investments included pre-tax gains of $31.3 million and $24.5 resulting from sales of a portion of the Company's investment in Baker Hughes common stock for the three months ended March 31, 2000 and 1999, respectively. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

Equity in Net Income of Investees

Equity in Net Income of Investees was income of $11.0 million and $16.3 million for the three months ended March 31, 2000 and 1999, respectively. Equity in Net Income of Investees for the three months ended March 31, 1999 included income of $3.4 million resulting from Unitrin's proportionate share of UNOVA's gain on sale of its headquarters building.

Other Items

Corporate and Other Expense, Net increased by $2.9 million for the first quarter of 2000, compared to the first quarter of 1999 due primarily to lower dividend income from the Company's investment in Baker Hughes common stock. The Company sold a portion of its Baker Hughes common stock holdings in 1999 and the first quarter of 2000.

During the first three months of 2000, the Company repurchased 2,025,100 shares of its common stock in open market transactions at an aggregate cost of $70.6 million. The repurchases were made with general corporate funds. At March 31, 2000, the Company had approximately 2.2 million shares remaining under the existing repurchase authorization.

At March 31, 2000, the unused commitment under the Company's revolving credit facility was $235 million. In addition, for the remainder of 2000, the Company's subsidiaries would be able to pay approximately $179 million in dividends to the Company without prior regulatory approval.

Accounting Changes

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS No. 133, "Accounting for Derivatives Instruments and for Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Accordingly, SFAS No. 133 is effective for years beginning after June 15, 2000, with earlier adoption permitted. The Company believes that the effect of adoption of SFAS No. 133 will not be material.

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company's implementation of the provisions of FIN 44 had no impact.

Caution Regarding Forward-Looking Statements

Management's Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Condensed Consolidated Financial Statements (including the notes thereto) contain forward-looking statements, which usually include words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)" and similar expressions. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in such statements. Such risks and uncertainties include, but are not limited to, those described under this Item 2 above, changes in economic factors (such as interest rates), changes in competitive conditions (including availability of labor with required technical or other skills), the number and severity of insurance claims (including those associated with catastrophe losses), regulatory approval of certain insurance rates, governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations) and adverse judgments in litigation to which the Company or its subsidiaries are parties. No assurances can be given that the results contemplated in any forward-looking statements will be achieved. The Company assumes no obligation to release publicly any revisions to any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 305 of Regulation S-K has been omitted because the sources and effects of changes in the information provided under Item 305 of Regulation S-K from the end of the preceding year to the date of this Quarterly Report on Form 10-Q are not material.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 8 to the Condensed Consolidated Financial Statements (Unaudited) in Part 1 of this Form 10-Q.

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

    10.7 1998 Bonus Plan for Senior Executives (Incorporated herein by reference to Exhibit A of the Company's Proxy Statement, dated April 9, 1998, in connection with the Company's annual meeting of shareholders.)

    10.8 Amended and Restated Credit Agreement, dated September 17, 1997 among Unitrin, Inc., the Lenders party thereto, and NationsBank of Texas, N.A. as Administrative Agent (Incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. Pursuant to the terms of such agreement, the Company's borrowing capacity thereunder has been increased to $440 million, effective March 28, 2000.)

    27      Financial Data Schedule

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Unitrin, Inc.

Date: May 3, 2000                       /s/ Richard C. Vie
                                        ---------------------------------------
                                        Richard C. Vie
                                        Chairman, President
                                        and Chief Executive Officer

Date: May 3, 2000                       /s/ Richard Roeske
                                        ---------------------------------------
                                        Richard Roeske
                                        Corporate Controller
                                        (Principal Accounting Officer)