Form 10-Q
period 2000-06-30
UNITRIN INC
filed 2000-08-11
CIK 860748

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[ X ]          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended                   June 30, 2000
                           -----------------------------------------------------

                                      OR

[   ]          Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Transition Period from                         to
                               ----------------------      ---------------------

Commission file number             0-18298
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

                         Yes       [ X ]        No
                                 ----------           ----------

68,219,833 shares of common stock, $0.10 par value, were outstanding as of July 31, 2000.

                                 UNITRIN, INC.

                                     INDEX

                                                                            Page
                                                                            ----
PART I.   Financial Information.

Item 1.   Financial Statements.

          Condensed Consolidated Statements of                                1
          Income for the Three and Six Months Ended
          June 30, 2000 and 1999 (Unaudited).

          Condensed Consolidated Balance Sheets as of                         2
          June 30, 2000 (Unaudited) and
          December 31, 1999.

          Condensed Consolidated Statements of Cash                           3
          Flows for the Six Months Ended
          June 30, 2000 and 1999 (Unaudited).

          Notes to the Condensed Consolidated                                4-8
          Financial Statements (Unaudited).

Item 2.   Management's Discussion and Analysis of                           9-13
          Results of Operations and Financial Condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.        13

PART II.  Other Information.

Item 1.   Legal Proceedings                                                  13

Item 4.   Submission of Matters to a Vote of Securities Holders.             13

Item 6.   Exhibits and Reports on Form 8-K.                                  14

Signatures                                                                   15

                        UNITRIN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                                    Six Months Ended         Three Months Ended
                                                                  --------------------     ---------------------
                                                                  June 30,    June 30,     June 30,     June 30,
                                                                    2000        1999         2000         1999
                                                                  --------    --------     --------     --------
Revenues:
Premiums                                                            $719.9      $652.2       $364.2       $328.0
Consumer Finance Revenues                                             67.6        59.2         34.1         30.1
Net Investment Income                                                109.4       100.5         55.5         50.7
Net Gains on Sales of Investments                                     95.4        39.4         58.9         15.1
                                                                    ------      ------       ------       ------
Total Revenues                                                       992.3       851.3        512.7        423.9
                                                                    ------      ------       ------       ------

Expenses:
Insurance Claims and Policyholders' Benefits                         540.4       428.1        288.7        218.6
Insurance Expenses                                                   317.8       276.0        170.1        140.1
Consumer Finance Expenses                                             55.2        48.7         27.9         24.7
Interest and Other Expenses                                           11.0         7.1          6.0          3.1
                                                                    ------      ------       ------       ------
Total Expenses                                                       924.4       759.9        492.7        386.5
                                                                    ------      ------       ------       ------

Income before Income Taxes and Equity
   in Net Income of Investees                                         67.9        91.4         20.0         37.4
Income Tax Expense                                                    25.2        31.0          8.2         12.9
                                                                    ------      ------       ------       ------
Income before Equity in Net Income of Investees                       42.7        60.4         11.8         24.5
Equity in Net Income of Investees                                     24.7        28.3         13.7         12.0
                                                                    ------      ------       ------       ------
Net Income                                                          $ 67.4      $ 88.7       $ 25.5       $ 36.5
                                                                    ======      ======       ======       ======
Net Income Per Share                                                $ 0.97      $ 1.21       $ 0.37       $ 0.50
                                                                    ======      ======       ======       ======
Net Income Per Share Assuming Dilution                              $ 0.97      $ 1.20       $ 0.37       $ 0.50
                                                                    ======      ======       ======       ======

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)

                                                       June 30,     December 31,
                                                         2000          1999
                                                     -----------    ------------
                                                     (Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized
  Cost: 2000 - $2,850.1; 1999 - $2,726.8)              $2,772.1        $2,651.8
Equity Securities at Fair Value
  (Cost:  2000 - $267.7; 1999 - $450.8)                   401.0           512.6
Investees at Cost Plus Cumulative Undistributed
  Earnings (Fair Value: 2000 - $787.2; 1999 - $957.5)     675.4           640.6
Other                                                     399.3           291.8
                                                       --------        --------
Total Investments                                       4,247.8         4,096.8
                                                       --------        --------

Cash                                                       19.4            24.1
Consumer Finance Receivables at Cost (Fair
  Value: 2000 - $635.7; 1999 - $593.6)                    637.7           595.0
Other Receivables                                         403.0           376.6
Deferred Policy Acquisition Costs                         331.8           324.2
Other Assets                                              513.8           518.1
                                                       --------        --------
Total Assets                                           $6,153.5        $5,934.8
                                                       ========        ========

Liabilities and Shareholders' Equity:
Insurance Reserves:
Life and Health                                        $2,154.3        $2,097.5
Property and Casualty                                     525.7           520.6
                                                       --------        --------
Total Insurance Reserves                                2,680.0         2,618.1
                                                       --------        --------

Investment Certificates and Savings Accounts at Cost
  (Fair Value: 2000 - $653.8; 1999 - $606.6)              657.2           608.8
Unearned Premiums                                         373.6           341.4
Accrued and Deferred Income Taxes                         238.6           251.1
Notes Payable                                             202.2           116.8
Accrued Expenses and Other Liabilities                    318.2           281.6
                                                       --------        --------
Total Liabilities                                       4,469.8         4,217.8
                                                       --------        --------

Shareholders' Equity:
Common Stock, $0.10 par value, 100 million Shares
  Authorized; 68,372,289 and 70,992,897 Shares
  Issued and Outstanding at June 30, 2000 and
  December 31, 1999                                         6.8             7.1
Paid-in Capital                                           431.5           439.6
Retained Earnings                                       1,212.6         1,280.1
Accumulated Other Comprehensive Income (Loss)              32.8            (9.8)
                                                       --------        --------
Total Shareholders' Equity                              1,683.7         1,717.0
                                                       --------        --------
Total Liabilities and Shareholders' Equity             $6,153.5        $5,934.8
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

                        UNITRIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                             Six Months Ended
                                                          ----------------------
                                                          June 30,      June 30,
                                                            2000          1999
                                                          --------      --------
Operating Activities:
Net Income                                                $  67.4       $  88.7
Adjustments to Reconcile Net Income to Net Cash
  Provided (Used) by Operations:
  Change in Deferred Policy Acquisition Costs                (5.6)          6.6
  Equity in Net Income of Investees before Taxes            (38.1)        (43.4)
  Cash Dividends from Investee                                0.6           0.6
  Amortization of Investments                                 9.0          11.5
  (Increase) Decrease in Receivables                        (31.4)         13.1
  Increase in Insurance Reserves and Unearned Premiums       94.8           7.1
  Decrease in Accrued and Deferred Income Taxes             (35.3)        (50.8)
  Increase (Decrease) in Accrued Expenses and
    Other Liabilities                                        33.5         (11.9)
  Net Gains on Sales of Investments                         (95.4)        (39.4)
  Provision for Loan Losses                                  13.4          11.7
  Other, Net                                                  7.7           2.4
                                                           ------       -------
Net Cash Provided (Used) by Operating Activities             20.6          (3.8)
                                                           ------       -------

Investing Activities:
Sales and Maturities of Fixed Maturities                    636.6         182.1
Purchases of Fixed Maturities                              (774.2)       (250.2)
Sales and Redemptions of Equity Securities                  280.7         292.3
Purchases of Equity Securities                                  -          (2.4)
Acquisition of Business, Net of Cash Acquired                   -        (104.0)
Disposition of Business, Net of Cash Disposed                 4.3             -
Change in Consumer Finance Receivables                      (56.6)        (39.9)
Change in Short-term Investments                           (107.0)        100.8
Other, Net                                                   (5.6)        (12.0)
                                                          -------       -------
Net Cash Provided (Used) by Investing Activities            (21.8)        166.7
                                                          -------       -------

Financing Activities:
Change in Investment Certificates and Savings Accounts       48.4          32.6
Change in Universal Life and Annuity Contracts                5.5           4.5
Notes Payable Proceeds                                      344.7         171.8
Notes Payable Payments                                     (259.3)       (159.2)
Cash Dividends Paid                                         (52.2)        (51.2)
Common Stock Repurchases                                    (93.3)       (127.0)
Other, Net                                                    2.7           3.3
                                                          -------       -------
Net Cash Provided (Used) by Financing Activities             (3.5)       (125.2)
                                                          -------       -------
Increase (Decrease) in Cash                                  (4.7)         37.7
Cash, Beginning of Year                                      24.1           8.6
                                                          -------       -------
Cash, End of Period                                       $  19.4       $  46.3
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

Note 2 - Divestitures of Businesses

On March 1, 2000, Unitrin's indirect subsidiary, Valley Insurance Company, completed the previously announced sale of its subsidiary, Mountain Valley Indemnity Company ("Mountain Valley"), to Motor Club of America for $7.5 million in cash. No gain or loss was recorded in connection with the sale. The Company's results in 2000 included Premiums of $3.3 million and a pre-tax Operating Loss of $2.0 million attributable to Mountain Valley.

On July 26, 2000, United Insurance Company of America ("United"), a subsidiary of the Company, completed the previously announced sale of United's subsidiary, The Pyramid Life Insurance Company ("Pyramid") to Ceres Group, Inc. ("Ceres") for $7.5 million worth of convertible voting preferred stock of Ceres plus $60 million in cash, less an adjustment for a $25.0 million cash dividend paid by Pyramid immediately prior to closing. The Company estimates that it will record a gain of approximately $5 million in the third quarter of 2000. Pyramid's premiums for the six months ended June 30, 2000 were $33.0 million.

Note 3 - Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" for the six and three months ended June 30, 2000 and 1999 was as follows:

                                                                    Six Months Ended         Three Months Ended
                                                                  --------------------     ---------------------
                                                                  June 30,    June 30,     June 30,     June 30,
(Dollars and Shares in Millions, Except Per Share Amounts)          2000        1999         2000         1999
----------------------------------------------------------        --------    --------     --------     --------
Net Income                                                          $ 67.4      $ 88.7       $ 25.5       $ 36.5
Dilutive Effect on Net Income from
   Investees' Equivalent Shares                                       (0.1)       (0.4)        (0.1)        (0.2)
                                                                    ------      ------       ------       ------
Net Income Assuming Dilution                                        $ 67.3      $ 88.3       $ 25.4       $ 36.3
                                                                    ======      ======       ======       ======

Weighted Average Common Shares Outstanding                            69.4        73.5         68.8         72.7
Dilutive Effect of Unitrin Stock Option Plans                          0.2         0.2          0.1          0.3
                                                                    ------      ------       ------       ------
Weighted Average Common Shares and
   Equivalent Shares Outstanding Assuming Dilution                    69.6        73.7         68.9         73.0
                                                                    ======      ======       ======       ======

Net Income Per Share                                                $ 0.97      $ 1.21       $ 0.37       $ 0.50
                                                                    ======      ======       ======       ======

Net Income Per Share Assuming Dilution                              $ 0.97      $ 1.20       $ 0.37       $ 0.50
                                                                    ======      ======       ======       ======

Note 4 - Investment in Investees

Unitrin accounts for its Investments in Investees (Curtiss-Wright Corporation ("Curtiss-Wright"), Litton Industries, Inc. ("Litton") and UNOVA, Inc. ("UNOVA")) under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information which generally results in a two or three-month-delay basis depending on the investee being reported.

Based on the most recently available public information, Unitrin's voting percentage in Litton common stock at June 30, 2000 was approximately 27.8% and Unitrin's investment in Litton exceeded 10% of Unitrin's Shareholders' Equity. The amounts included in Unitrin's financial statements for Litton represent amounts reported by Litton for periods ending two months earlier. Accordingly, amounts included in these financial statements represent the amounts reported by Litton for the six and three month periods ended April 30, 2000 and 1999. Summarized financial information reported by Litton for such periods was:

                                                   Six Months Ended          Three Months Ended
                                                ----------------------     -----------------------
                                                April 30,    April 30,     April 30,     April 30,
(Dollars in Millions)                             2000         1999          2000          1999
                                                ---------    ---------     ---------     ---------
Revenues                                         $2,748.0     $2,386.4      $1,399.0      $1,255.5
                                                =========    =========     =========     =========
Cost of Sales                                    $2,188.0     $1,852.0      $1,094.0      $  967.6
                                                =========    =========     =========     =========
Income from Continuing Operations                $   98.6     $   94.9      $   61.8      $   50.9
                                                =========    =========     =========     =========
Net Income                                       $   98.6     $   94.9      $   61.8      $   50.9
                                                =========    =========     =========     =========

Equity in Net Income of Investees was $24.7 million and $13.7 million for the six and three months ended June 30, 2000, respectively, compared to $28.3 million and $12.0 million for the six and three months ended June 30, 1999, respectively. Equity in Net Income of Investees for the six months ended June 30, 1999 included income of $3.4 million resulting from Unitrin's proportionate share of UNOVA's gain on sale of its headquarters building.

On June 20, 2000, the fair value of the Company's investment in UNOVA declined below the Company's carrying value of its investment in UNOVA. The Company has not yet determined whether or not the decline in the fair value of its investment in UNOVA is other than temporary. Accordingly, the Company has not recorded an impairment loss. At June 30, 2000, the Company owned approximately
12.7 million shares of UNOVA common stock with a fair value of $92.6 million and a carrying value of $160.3 million.

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

At June 30, 2000 and December 31, 1999, the Company had outstanding borrowings under the revolving credit agreement of $201 million and $111 million at weighted average interest rates of 7.00% and 6.26%, respectively. The Company incurred interest expense under the revolving credit agreement of $6.3 million and $3.7 million for the six and three months ended June 30, 2000, respectively, compared to $2.5 million and $0.8 million for the six and three months ended June 30, 1999, respectively.


Note 6 - Other Comprehensive Income

Other Comprehensive Income related to the Company's Investments for the six and three months ended June 30, 2000 and 1999 was:

                                                                    Six Months Ended         Three Months Ended
                                                                  --------------------     ---------------------
                                                                  June 30,    June 30,     June 30,     June 30,
(Dollars in Millions)                                               2000        1999         2000         1999
--------------------------------------------------------------    --------    --------     --------     --------
Increase (Decrease) in Unrealized Gains, Net of
  Reclassification Adjustment for Gains Included in Net Income      $ 68.5    $ 322.0        $(47.1)      $158.8
Equity in Other Comprehensive Income (Loss) of Investees              (2.7)      (2.0)         (1.2)        (2.0)
Effect of Income Taxes                                               (23.2)    (112.6)         16.8        (55.4)
                                                                    ------    -------        ------       ------
Other Comprehensive Income (Expense)                                $ 42.6    $ 207.4        $(31.5)      $101.4
                                                                    ======    =======        ======       ======

The Company's Investments in Investees are accounted for under the equity method of accounting and, accordingly, changes in the fair value of the Company's Investments in Investees are excluded from the determination of Total Comprehensive Income and Other Comprehensive Income under SFAS No. 130 "Reporting Comprehensive Income." Total Comprehensive Income for the six months ended June 30, 2000 and 1999 was $110.0 million and $296.1 million, respectively Total Comprehensive Income for the three months ended June 30, 2000 and 1999 was a loss of $6.0 million and income of $137.9 million, respectively.

Note 7 - Business Segments

Segment Revenues and Operating Profit (Loss) for the six and three months ended June 30, 2000 and 1999 were:

                                                  Six Months Ended         Three Months Ended
                                                --------------------     ---------------------
                                                June 30,    June 30,     June 30,     June 30,
(Dollars in Millions)                             2000        1999         2000         1999
                                                --------    --------     --------     --------
Revenues:
Property and Casualty Insurance:
  Premiums                                        $363.5       $296.8      $185.3       $150.5
  Net Investment Income                             28.3         22.4        14.8         11.8
                                                  ------       ------      ------       ------
  Total Property and Casualty Insurance            391.8        319.2       200.1        162.3
                                                  ------       ------      ------       ------
Life and Health Insurance:
  Premiums                                         356.4        355.4       178.9        177.5
  Net Investment Income                             88.4         81.5        44.7         40.9
                                                  ------       ------      ------       ------
  Total Life and Health Insurance                  444.8        436.9       223.6        218.4
                                                  ------       ------      ------       ------
Consumer Finance                                    67.6         59.2        34.1         30.1
                                                  ------       ------      ------       ------
Unitrin Direct                                         -            -          -             -
                                                  ------       ------      ------       ------
Total Segment Revenues                             904.2        815.3       457.8        410.8
                                                  ------       ------      ------       ------

Net Gains on Sales of Investments                   95.4         39.4        58.9         15.1
Corporate and Other                                 (7.3)        (3.4)       (4.0)        (2.0)
                                                  ------       ------      ------       ------
Total Revenues                                    $992.3       $851.3      $512.7       $423.9
                                                  ======       ======      ======       ======
Segment Operating Profit (Loss):
    Property and Casualty Insurance               $(19.9)      $ 13.6      $(12.5)      $  1.7
    Life and Health Insurance                       (3.4)        35.2       (23.3)        18.7
    Consumer Finance                                12.4         10.6         6.2          5.6
    Unitrin Direct                                  (1.6)           -        (0.9)           -
                                                  ------       ------      ------       ------
    Total Segment Operating Profit (Loss)          (12.5)        59.4       (30.5)        26.0
                                                  ------       ------      ------       ------
Net Gains on Sales of Investments                   95.4         39.4        58.9         15.1
Corporate and Other Expense, Net                   (15.0)        (7.4)       (8.4)        (3.7)
                                                  ------       ------      ------       ------
Income before Income Taxes and
  Equity in Net Income of Investees               $ 67.9       $ 91.4      $ 20.0       $ 37.4
                                                  ======       ======      ======       ======

Note 8 - Legal Proceedings and Other Regulatory Matters


In October 1999, the Florida Department of Insurance filed and served a subpoena upon the Company's subsidiary, United Insurance Company of America ("United"), in connection with that Department's investigation into the sale and servicing of industrial life insurance and small face amount life insurance policies in the State of Florida. Subsequently, on December 15, 1999, a purported nationwide class action lawsuit was filed against United in the United States District Court for the Middle District of Florida (Wilson, et al. v. United Insurance Company of America), on behalf of "all African-American persons who have (or have had at the time of the Policy's termination), an ownership interest in one or more Industrial Life Insurance Policies issued, serviced, administered or purchased from United ...." Plaintiffs allege discrimination in premium rates in violation of 42 U.S.C. (S)1981 in addition to various state law claims. Unspecified compensatory and punitive damages are sought together with equitable relief. United filed a motion to dismiss the lawsuit on March 14, 2000 and the case has been stayed by agreement of the parties to allow time for discussions regarding possible resolution. The Company has determined that United and its other career agency life insurance subsidiaries have in force insurance policies in which race was used as a factor in pricing or benefits; however, to the best of the Company's knowledge, all such practices ceased 30 or more years ago with regard to newly-issued policies. At least five similar lawsuits have been filed in other jurisdictions in July 2000 against the Company and/or its career agency life insurance subsidiaries. The Company believes that it and its subsidiaries have meritorious defenses in these matters. On July 17, 2000 the Florida Department of Insurance issued orders to more than two dozen life insurers, including United and the Company's other career agency subsidiaries, to cease collecting a portion of the premiums on certain industrial life policies attributable to past race-distinct underwriting practices. These subsidiaries have appealed the orders directed at them. On July 26, 2000, the Company met with representatives of various insurance departments to discuss a potential nationwide resolution of these matters with respect to United and the Company's other career agency life insurance subsidiaries. In the second quarter of 2000, the Company recorded an after-tax charge of $32.4 million for its estimated cost to ultimately settle these matters. Actual costs may differ from this estimate. However, the Company believes that such difference will not have a material adverse effect on the Company's financial position, but could have a material adverse effect on the Company's results for a given period.

The Company and its subsidiaries are defendants in various other legal actions incidental to their businesses; some of these actions seek substantial punitive damages that bear no apparent relationship to the actual damages alleged. In addition, the plaintiffs in certain of these suits seek class action status which, if granted, could expose the Company to potentially significant liability by virtue of the size of the purported classes. Although no assurances can be given and no determination can be made at this time as to the outcome of any particular legal action, the Company and its subsidiaries believe that there are meritorious defenses to these legal actions and are defending them vigorously. The Company believes that resolution of these other matters will not have a material adverse effect on the Company's financial position.

On September 27, 1999, Fireside Securities Corporation ("Fireside"), a subsidiary of Unitrin, received Notices of Proposed Adjustment to its California franchise tax returns from the State of California Franchise Tax Board (the "FTB") in the amount of $7.5 million for 1992 and $8.3 million for 1993 excluding interest. The FTB is asserting that Fireside and Unitrin and its insurance company subsidiaries are members of a single unitary group. The FTB's assertion has the effect of taxing the inter-company dividends from the insurance company subsidiaries to Unitrin, but excluding the apportionment factors of the insurance subsidiaries in determining income taxable in California. The Company believes that it has a number of meritorious defenses to the FTB's assertion and intends to vigorously contest the proposed adjustments. Accordingly, on November 23, 1999, Fireside filed a formal protest with the FTB. However, the ultimate outcome of this matter cannot presently be predicted. Accordingly, the assessments did not have an impact on the results of operation for 2000 and 1999.

On June 29, 2000, Unitrin was notified by the FTB that the tax returns for tax years 1995 and 1996 may be examined for the same issue pending the outcome of the 1992 and 1993 protest. This notification did not have an impact on the results of operation for 2000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Property and Casualty Insurance

                                         Six Months Ended    Three Months Ended
                                        ------------------   ------------------
                                        June 30,  June 30,   June 30,  June 30,
(Dollars in Millions)                     2000      1999       2000      1999
-----------------------------------     --------  --------   --------  --------
Personal Lines Premiums:
  Automobile                              $184.8    $148.5     $ 94.8    $ 73.4
  Homeowners                                35.0      30.8       17.5      15.4
  Other                                      5.4       5.2        2.4       2.6
Commercial Lines Premiums:
  Property and Commercial Liability         65.5      45.8       33.5      22.5
  Automobile                                47.3      42.5       24.9      21.2
  Other                                     25.5      24.0       12.2      15.4
                                          ------    ------     ------    ------
Total Premiums                             363.5     296.8      185.3     150.5
                                          ------    ------     ------    ------
Net Investment Income                       28.3      22.4       14.8      11.8
                                          ------    ------     ------    ------
Total Revenues                            $391.8    $319.2     $200.1    $162.3
                                          ======    ======     ======    ======
Operating Profit (Loss)                   $(19.9)   $ 13.6     $(12.5)   $  1.7
                                          ======    ======     ======    ======
GAAP Incurred Loss Ratio (excluding
  Storms)                                   70.0%     61.5%      70.0%     62.2%
GAAP Incurred Storm Ratio                   11.4%     11.1%      12.6%     13.5%
Total GAAP Incurred Loss Ratio              81.4%     72.6%      82.6%     75.7%
GAAP Combined Ratio                        113.3%    103.0%     114.8%    106.6%

Premiums in the Property and Casualty Insurance segment increased by $66.7 million and $34.8 million for the six and three months ended June 30, 2000, respectively, compared to the same period in 1999. Premiums increased by $73.9 million and $34.1 million for the six and three months ended June 30, 2000, respectively, due to the June 17, 1999, acquisition of the Valley Group, Inc. ("VGI"). Excluding the VGI acquisition, premiums for the six months ended June 30, 2000 decreased by $7.2 million due primarily to lower volume of automobile insurance. Premiums, excluding the VGI acquistion, increased by $0.7 million for the three months ended June 30, 2000. Net Investment Income increased by $5.9 million and $3.0 million for the six and three months ended June 30, 2000, respectively, compared to the same periods last year due to higher levels of investments and higher yields on fixed maturity securities. Operating Profit in the Property and Casualty Insurance segment decreased by $33.5 million and $14.2 million for the six and three months ended June 30, 2000, respectively, compared to the same periods in 1999, due primarily to lower margins resulting from inadequate pricing and higher severity and frequency of losses. Storm losses were $41.2 million and $23.3 million for the six and three months ended June 30, 2000, respectively, an increase of $8.3 million and $3.0 million, respectively, compared to the same periods in 1999. The Company has either implemented certain rate increases or, subject to regulatory approvals, is in the process of implementing additional rate increases in consideration of recent loss experience. The effects of such rate actions will not be fully realized until 2001.

On March 1, 2000, Valley Insurance Company, a subsidiary of VGI, completed the previously announced sale of its subsidiary, Mountain Valley Indemnity Company ("Mountain Valley"), to Motor Club of America for $7.5 million in cash. No gain or loss was recorded in connection with the sale. Results for the Property and Casualty Insurance segment for the six months ended June 30, 2000 included Premiums of $3.3 million and a pre-tax Operating Loss of $2.0 million attributable to Mountain Valley.

Life and Health Insurance

                                         Six Months Ended    Three Months Ended
                                        ------------------   ------------------
                                        June 30,  June 30,   June 30,  June 30,
(Dollars in Millions)                     2000      1999       2000      1999
-----------------------------------     --------  --------   --------  --------
Premiums:
  Life                                    $204.8    $206.5     $102.5    $103.3
  Accident and Health                      109.3     107.7       54.9      53.2
  Property                                  42.3      41.2       21.5      21.0
                                          ------    ------     ------    ------
Total Premiums                             356.4     355.4      178.9     177.5
Net Investment Income                       88.4      81.5       44.7      40.9
                                          ------    ------     ------    ------
Total Revenues                            $444.8    $436.9     $223.6    $218.4
                                          ======    ======     ======    ======
Operating Profit (Loss)                   $ (3.4)   $ 35.2     $(23.3)   $ 18.7
                                          ======    ======     ======    ======

Premiums in the Life and Health Insurance segment increased by $1.0 million and $1.4 million for the six and three months ended June 30, 2000, respectively, compared to the same periods in 1999. Property insurance premiums increased for both the quarter and year to date due primarily to higher rates. Net Investment Income in the Life and Health Insurance segment increased by $6.9 million and $3.8 million for the six and three months ended June 30, 2000, respectively, compared to the same periods in 1999, due to higher levels of investments and higher yields on investments. Results for the Life and Health Insurance segment included a charge of $48.8 million in the second quarter of 2000 for the Company's estimate of the cost to ultimately settle certain matters initially arising from the Florida Department of Insurance's investigation into the sale and servicing of industrial life insurance (See Note 8 to the Condensed Consolidated Financial Statements). Excluding the estimated settlement cost, Operating Profit in the Life and Health Insurance segment increased by $10.2 million and $6.8 million for the six and three months ended June 30, 2000, respectively, compared to the same period in 1999, due primarily to the higher net investment income and lower underwriting expense as a percentage of premiums, partially offset by higher storm losses from certain property insurance products marketed by the Life and Health Insurance segment's employee-agents.

On July 26, 2000, United Insurance Company of America ("United"), a subsidiary of the Company, completed the previously announced sale of United's subsidiary, The Pyramid Life Insurance Company ("Pyramid") to Ceres Group, Inc. ("Ceres") for $7.5 million worth of convertible voting preferred stock of Ceres plus $60 million in cash, less an adjustment for a $25.0 million cash dividend paid by Pyramid immediately prior to closing. The Company estimates that it will record a gain of approximately $5 million in the third quarter of 2000. Pyramid's premiums for the six months ended June 30, 2000 were $33.0 million.

Consumer Finance

                                                 Six Months Ended    Three Months Ended
                                                ------------------   ------------------
                                                June 30,  June 30,   June 30,  June 30,
(Dollars in Millions)                             2000      1999       2000      1999
-----------------------------------             --------  --------   --------  --------
Interest, Loan Fees and Earned Discount           $ 61.7    $ 54.7     $ 31.1    $ 27.8
Net Investment Income                                3.5       2.6        1.9       1.3
Other                                                2.4       1.9        1.1       1.0
                                                  ------    ------     ------    ------
Total Revenues                                    $ 67.6    $ 59.2     $ 34.1    $ 30.1
                                                  ======    ======     ======    ======
Operating Profit                                  $ 12.4    $ 10.6     $  6.2    $  5.6
                                                  ======    ======     ======    ======
Consumer Finance Loan Originations                $235.4    $200.0     $120.3    $105.3
Percentage of Consumer Finance Receivables
   Greater than Ninety Days Past Due                 1.0%      2.1%       1.0%      2.1%
Ratio of Reserve for Losses on Consumer
  Finance Receivables to Gross Consumer
  Finance Receivables                                5.7       7.3        5.7       7.3
Weighted-Average Yield on
  Investment Certificates and Savings Accounts       5.7       5.3        5.9       5.3


Revenues in the Consumer Finance segment increased by $8.4 million and $4.0 million for the six and three months ended June 30, 2000, compared to the same periods in 1999, as a result of a higher level of loans outstanding. Operating Profit in the Consumer Finance segment increased by $1.8 million and $0.6 million for the six and three months ended June 30, 2000, compared to the same periods in 1999, due primarily to the higher level of loans outstanding, partially offset by higher interest expense. The Ratio of Reserve for Losses on Consumer Finance Receivables to Gross Consumer Finance Receivables decreased from 7.3% at June 30, 1999 to 5.7% at June 30, 2000 due primarily to the accelerated charge-off of certain classes of higher risk loans.

Unitrin Direct

On January 3, 2000, the Company established a new business unit to market personal automobile insurance through direct mail, radio and television advertising and over the Internet. The business unit will utilize one of the Company's existing insurance subsidiaries, which was renamed as "Unitrin Direct Insurance Company" ("Unitrin Direct"), and is managed and reported as a separate business segment. Unitrin Direct incurred start-up related costs of $1.6 million and $0.9 million for the six and three months ended June 30, 2000, respectively. The Company anticipates that Unitrin Direct will continue to incur various start-up costs devoted to hiring employees, refining products and product rates as well as developing advertising and marketing materials. Accordingly, it is expected that Unitrin Direct will have an insignificant amount of revenue in 2000 relative to expenses, and that it will produce operating losses for at least the next few years.

Net Gains on Sales of Investments

Net Gains on Sales of Investments were $95.4 million and $58.9 million, respectively, for the six and three months ended June 30, 2000, compared to $39.4 million and $15.1 million, respectively, for the same periods in 1999. Net Gains on Sales of Investments included pre-tax gains of $91.9 million and $60.6 million, respectively, for the six and three months ended June 30, 2000, and $40.1 million and $15.6 million, respectively, for the same periods last year, resulting from sales of a portion of the Company's investment in Baker Hughes common stock. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

Equity in Net Income of Investees

Equity in Net Income of Investees was income of $24.7 million and $13.7 million for the six and three months ended June 30, 2000, respectively, compared to $28.3 million and $12.0 million, respectively for the same periods in 1999.

On June 20, 2000 the fair value of the Company's investment in UNOVA, Inc. ("UNOVA") declined below the Company's carrying value of its investment in UNOVA. The Company has not yet determined whether or not the decline in the fair value of its investment in UNOVA is other than temporary. Accordingly, the Company has not recorded an impairment loss. At June 30, 2000, the Company owned approximately 12.7 million shares of UNOVA common stock with a fair value of $92.6 million and a carrying value of $160.3 million.

Other Items

Corporate and Other Expense, Net increased by $7.6 million and $4.7 million, respectively, for the six and three months ended June 30, 2000, compared to the same periods in 1999. Corporate and Other Expense, Net increased due primarily to lower dividend income of $3.5 million and $1.4 million for the six and three months ended June 30, 2000, respectively, from the Company's investment in Baker Hughes common stock. The Company sold a portion of its Baker Hughes common stock holdings in 1999 and the first six months of 2000.

During the first six months of 2000, the Company repurchased 2,715,100 shares of its common stock in open market transactions at an aggregate cost of $93.3 million. The repurchases were made with general corporate funds. At June 30, 2000, the Company had approximately 1.5 million shares remaining under the existing repurchase authorization.

At June 30, 2000, the unused commitment under the Company's revolving credit facility was $239 million. In addition, for the remainder of 2000, the Company's subsidiaries would be able to pay approximately $166 million in dividends to the Company without prior regulatory approval.

Accounting Changes

In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No.138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No.133." SFAS No. 138 addresses a limited number of implementation issues related to SFAS No. 133 "Accounting for Derivatives Instruments and for Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. In June 1999, the FASB issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS No. 133, Accordingly, SFAS No. 133 is effective for years beginning after June 15, 2000, with earlier adoption permitted. The Company believes that the effect of adoption of SFAS No. 133 will not be material.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 8 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Unitrin, Inc. was held on May 3, 2000 for the purpose of electing seven directors.

The final tabulation for each of the seven nominees for director is as follows:

       Nominee                          For                Withheld
------------------------             ----------            --------
James E. Annable                     63,039,951             169,684
Douglas G. Geoga                     62,966,509             243,126
Reuben L. Hedlund                    63,032,001             177,634
Jerrold V. Jerome                    63,038,733             170,902
William E. Johnston, Jr.             63,033,067             176,568
Fayez S. Sarofim                     63,036,791             172,844
Richard C. Vie                       63,048,656             160,979

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

     27  Financial Data Schedule

(b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Unitrin, Inc.


Date:  August 11, 2000                 /s/ Richard C. Vie
                                       -----------------------------------
                                       Richard C. Vie
                                       Chairman, President
                                       and Chief Executive Officer



Date:  August 11, 2000                 /s/ Richard Roeske
                                       -----------------------------------
                                       Richard Roeske
                                       Corporate Controller
                                       (Principal Accounting Officer)