Form 10-Q
period 2000-09-30
UNITRIN INC
filed 2000-10-25
CIK 860748

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[ X ]          Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarterly Period Ended      September 30, 2000
                            ----------------------------------------------------

                                        OR

[   ]          Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Transition Period from                         to
                                 ---------------------    ----------------------

Commission file number                  0-18298
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

67,903,391 shares of common stock, $0.10 par value, were outstanding as of September 30, 2000.

                                 UNITRIN, INC.

                                     INDEX

                                                                                                    Page
                                                                                               ---------------
PART I.           Financial Information.

Item 1.           Financial Statements.

                  Condensed Consolidated Statements of                                                 1
                  Income for the Three and Nine Months Ended
                  September 30, 2000 and 1999 (Unaudited).

                  Condensed Consolidated Balance Sheets as of                                          2
                  September 30, 2000 (Unaudited) and
                  December 31, 1999.

                  Condensed Consolidated Statements of Cash                                            3
                  Flows for the Nine Months Ended
                  September 30, 2000 and 1999 (Unaudited).

                  Notes to the Condensed Consolidated                                                4-8
                  Financial Statements (Unaudited).

Item 2.           Management's Discussion and Analysis of                                           9-13
                  Results of Operations and Financial Condition.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.                         13

PART II.          Other Information.

Item 1.           Legal Proceedings                                                                   13

Item 6.           Exhibits and Reports on Form 8-K.                                                   14

Signatures                                                                                            15

                        UNITRIN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                                Nine Months Ended         Three Months Ended
                                                              ---------------------     ----------------------
                                                              Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                                                2000         1999         2000         1999
                                                              --------     --------       ------       ------
Revenues:
Premiums                                                      $1,083.8     $1,012.8       $363.9       $360.6
Consumer Finance Revenues                                        103.9         91.1         36.3         31.9
Net Investment Income                                            167.5        151.1         58.1         50.6
Net Gains on Sales of Investments                                133.2         94.0         37.8         54.6
                                                              --------     --------       ------       ------
Total Revenues                                                 1,488.4      1,349.0        496.1        497.7
                                                              --------     --------       ------       ------
Expenses:
Insurance Claims and Policyholders' Benefits                     785.5        671.7        245.1        243.6
Insurance Expenses                                               463.4        420.6        145.6        144.6
Consumer Finance Expenses                                         85.0         74.1         29.8         25.4
Interest and Other Expenses                                       29.8         11.0         18.8          3.9
                                                              --------     --------       ------       ------
Total Expenses                                                 1,363.7      1,177.4        439.3        417.5
                                                              --------     --------       ------       ------


Income before Income Taxes and Equity
 in Net Income of Investees                                      124.7        171.6         56.8         80.2
Income Tax Expense                                                43.8         58.6         18.6         27.6
                                                              --------     --------       ------       ------
Income before Equity in Net Income of Investees                   80.9        113.0         38.2         52.6
Equity in Net Income (Loss) of Investees                         (17.8)        27.4        (42.5)        (0.9)
                                                              --------     --------       ------       ------

Net Income (Loss)                                             $   63.1     $  140.4       $ (4.3)      $ 51.7
                                                              ========     ========       ======       ======

Net Income (Loss) Per Share                                   $   0.91     $   1.92       $(0.06)      $ 0.71
                                                              ========     ========       ======       ======

Net Income (Loss) Per Share Assuming Dilution                 $   0.91     $   1.91       $(0.07)      $ 0.71
                                                              ========     ========       ======       ======




The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)

                                                              September 30,    December 31,
                                                                   2000            1999
                                                              -------------    ------------
                                                               (Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized
 Cost: 2000 - $2,791.7; 1999 - $2,726.8)                        $2,742.9        $2,651.8
Equity Securities at Fair Value
 (Cost: 2000 - $223.6; 1999 - $450.8)                              379.9           512.6
Investees at Cost Plus Cumulative Undistributed Earnings
 (Fair Value: 2000 - $822.3; 1999 - $957.5)                        606.6           640.6
Other                                                              501.7           291.8
                                                                --------        --------
Total Investments                                                4,231.1         4,096.8
                                                                --------        --------

Cash                                                                20.4            24.1
Consumer Finance Receivables at Cost (Fair
 Value: 2000 - $658.1; 1999 - $593.6)                              661.1           595.0
Other Receivables                                                  410.2           376.6
Deferred Policy Acquisition Costs                                  325.5           324.2
Other Assets                                                       488.2           518.1
                                                                --------        --------
Total Assets                                                    $6,136.5        $5,934.8
                                                                ========        =========


Liabilities and Shareholders' Equity:
Insurance Reserves:
Life and Health                                                 $2,088.7        $2,097.5
Property and Casualty                                              528.4           520.6
                                                                --------        --------
Total Insurance Reserves                                         2,617.1         2,618.1
                                                                --------        --------

Investment Certificates and Savings Accounts at Cost
 (Fair Value: 2000 - $677.1; 1999 - $606.6)                        681.1           608.8
Unearned Premiums                                                  388.9           341.4
Accrued and Deferred Income Taxes                                  245.2           251.1
Notes Payable                                                      211.8           116.8
Accrued Expenses and Other Liabilities                             320.3           281.6
                                                                --------        --------
Total Liabilities                                                4,464.4         4,217.8
                                                                --------        --------


Shareholders' Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized;
 67,903,391 and 70,992,897 Shares Issued and Outstanding at
 September 30, 2000 and December 31, 1999                            6.8             7.1
Paid-in Capital                                                    428.9           439.6
Retained Earnings                                                1,170.9         1,280.1
Accumulated Other Comprehensive Income (Loss)                       65.5            (9.8)
                                                                --------        --------
Total Shareholders' Equity                                       1,672.1         1,717.0
                                                                --------        --------
Total Liabilities and Shareholders' Equity                      $6,136.5        $5,934.8
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

                        UNITRIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                                                   Nine Months Ended
                                                                               -------------------------
                                                                                 Sept. 30,    Sept. 30,
                                                                                    2000        1999
                                                                               ------------  -----------
Operating Activities:
Net Income                                                                       $  63.1        $ 140.4
Adjustments to Reconcile Net Income to Net Cash
 Provided (Used) by Operations:
  Change in Deferred Policy Acquisition Costs                                       (6.3)           4.7
  Equity in Net (Income) Loss of Investees before Taxes                             28.2          (41.7)
  Cash Dividends from Investee                                                       1.1            1.1
  Amortization of Investments                                                       10.6           17.4
  (Increase) Decrease in Receivables                                               (49.4)           5.9
  Increase in Insurance Reserves and Unearned Premiums                             127.6           23.0
  Decrease in Accrued and Deferred Income Taxes                                    (52.1)         (84.5)
  Increase (Decrease) in Accrued Expenses and Other Liabilities                     41.7           (6.2)
  Net Gains on Sales of Investments                                               (133.2)         (94.0)
  Provision for Loan Losses                                                         20.3           17.8
  Other, Net                                                                        24.8           21.8
                                                                                 -------        -------
Net Cash Provided by Operating Activities                                           76.4            5.7
                                                                                 -------        -------
Investing Activities:
Sales and Maturities of Fixed Maturities                                           766.7          256.3
Purchases of Fixed Maturities                                                     (922.2)        (351.8)
Sales and Redemptions of Equity Securities                                         357.8          431.9
Purchases of Equity Securities                                                         -           (2.4)
Acquisition of Business, Net of Cash Acquired                                          -         (103.4)
Disposition of Businesses, Net of Cash Disposed                                     33.1              -
Change in Consumer Finance Receivables                                             (86.9)         (63.0)
Change in Short-term Investments                                                  (210.9)          40.0
Other, Net                                                                          (9.2)         (22.1)
                                                                                 -------        -------
Net Cash Provided (Used) by Investing Activities                                   (71.6)         185.5
                                                                                 -------        -------

Financing Activities:
Change in Investment Certificates and Savings Accounts                              72.3           47.0
Change in Universal Life and Annuity Contracts                                       6.9            6.7
Notes Payable Proceeds                                                             490.7          280.3
Notes Payable Payments                                                            (395.7)        (319.0)
Cash Dividends Paid                                                                (77.7)         (76.6)
Common Stock Repurchases                                                          (107.9)        (129.9)
Other, Net                                                                           2.9            4.9
                                                                                 -------        -------
Net Cash Used by Financing Activities                                               (8.5)        (186.6)
                                                                                 -------        -------
Increase (Decrease) in Cash                                                         (3.7)           4.6
Cash, Beginning of Year                                                             24.1            8.6
                                                                                 -------        -------
Cash, End of Period                                                              $  20.4        $  13.2
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

On July 26, 2000, United Insurance Company of America ("United"), a subsidiary of the Company, completed the previously announced sale of United's subsidiary, The Pyramid Life Insurance Company ("Pyramid") to Ceres Group, Inc. ("Ceres") for $7.5 million worth of convertible voting preferred stock of Ceres plus $60 million in cash, less an adjustment for a $25.0 million cash dividend paid by Pyramid immediately prior to closing. Net Gains on Sale of Investments for the nine and three months ended September 30, 2000 includes a gain of $4.7 million, related to the sale. Premiums for Pyramid included in the Company's results for the nine months ended September 30, 2000 and 1999 were $37.9 million and $46.4 million, respectively.


Note 3 - Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" for the nine and three months ended September 30, 2000 and 1999 was as follows:

                                                                  Nine Months Ended        Three Months Ended
                                                                ---------------------    ----------------------
                                                                Sept. 30,   Sept. 30,    Sept. 30,    Sept. 30,
(Dollars and Shares in Millions, Except Per Share Amounts)        2000         1999         2000        1999
----------------------------------------------------------      ---------   ---------    ---------    ---------
Net Income (Loss)                                                $   63.1    $  140.4     $   (4.3)   $    51.7
Dilutive Effect on Net Income from Investees' Equivalent
  Shares                                                             (0.3)       (0.4)        (0.2)         --
                                                                ---------   ---------    ---------    ---------
Net Income (Loss) Assuming Dilution                             $    62.8   $   140.0    $    (4.5)   $    51.7
                                                                =========   =========    =========    =========
Weighted Average Common Shares Outstanding                           69.0        73.1         68.2         72.4
Dilutive Effect of Unitrin Stock Option Plans                         0.1         0.3          0.1          0.4
                                                                ---------   ---------    ---------    ---------
Weighted Average Common Shares and Equivalent Shares
  Outstanding Assuming Dilution                                      69.1        73.4         68.3         72.8
                                                                =========   =========    =========    =========
Net Income (Loss) Per Share                                     $    0.91   $    1.92    $   (0.06)   $    0.71
                                                                =========   =========    =========    =========
Net Income (Loss) Per Share Assuming Dilution                   $    0.91   $    1.91    $   (0.07)   $    0.71
                                                                =========   =========    =========    =========

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

Based on the most recently available public information, Unitrin's voting percentage in Litton common stock at September 30, 2000 was approximately 27.8% and Unitrin's investment in Litton exceeded 10% of Unitrin's Shareholders' Equity. The amounts included in Unitrin's financial statements for Litton represent amounts reported by Litton for periods ending two months earlier. Accordingly, amounts included in these financial statements represent the amounts reported by Litton for the nine and three month periods ended July 31, 2000 and 1999. Summarized financial information reported by Litton for such periods was:


                                  Nine Months Ended       Three Months Ended
                                ---------------------   ----------------------
                                 July 31,    July 31,   July 31,      July 31,
(Dollars in Millions)             2000        1999       2000          1999
----------------------          ---------   ---------  ---------     ---------
Revenues                         $4,217.4   $3,620.0   $1,469.4      $1,233.6
                                 ========   ========   ========      ========
Cost of Sales                    $3,339.5   $2,829.3   $1,151.5      $  977.3
                                 ========   ========   ========      ========
Income (Loss) from Continuing
 Operations                      $  168.4   $   73.4   $   69.8      $  (21.5)
                                 ========   ========   ========      ========
Net Income (Loss)                $  168.4   $   73.4   $   69.8      $  (21.5)
                                 ========   ========   ========      ========

Equity in Net Income of Investees was a loss of $17.8 million and $42.5 million for the nine and three months ended September 30, 2000, respectively, compared to income of $27.4 million and a loss of $0.9 million for the nine and three months ended September 30, 1999, respectively.

On June 20, 2000, the fair value of Unitrin's investment in UNOVA declined below Unitrin's carrying value of its investment in UNOVA. During the third quarter of 2000, Unitrin determined that the decline in the fair value of its investment in UNOVA was other than temporary under applicable accounting standards. Accordingly, Unitrin recorded an after-tax loss of $60.7 million to reduce the carrying value of its investment in UNOVA to its current estimated realizable value. The current realizable value has been estimated using the most recent and sufficiently timely closing price of UNOVA prior to the filing of this Form 10-Q. The loss is being allocated to Unitrin's proportionate share of UNOVA's non-current assets. On a going-forward basis, Unitrin's reported equity in the net income of UNOVA will differ from Unitrin's proportionate share of UNOVA's reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets. Additionally during the third quarter of 2000, Unitrin recorded an after-tax gain of $4.2 million for its proportionate share of UNOVA's gain from the sale of a business less certain severance charges.

Equity in Net Income of Investees for the nine and three months ended September 30, 1999 included an after-tax loss of $13.9 million resulting from Unitrin's proportionate share of Litton's charges related to costs to exit its mainframe outsourcing and professional services businesses, the consolidation of certain manufacturing facilities and the effect of its voluntary settlement agreement with the United States Attorney's office relating to foreign sales consultants. Equity in Net Income of Investees for the nine months ended September 30, 1999 included income of $3.4 million resulting from Unitrin's proportionate share of UNOVA's gain on sale of its headquarters building.

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

At September 30, 2000 and December 31, 1999, the Company had outstanding borrowings under the revolving credit agreement of $211 million and $111 million at weighted average interest rates of 7.00% and 6.26%, respectively. The Company incurred interest expense under the revolving credit agreement of $10.3 million and $4.0 million for the nine and three months ended September 30, 2000, respectively, compared to $3.7 million and $1.2 million for the nine and three months ended September 30, 1999, respectively.

Note 6 - Write-down of the Carrying Value of Internal Use Software

In accordance with Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" the Company is required to capitalize qualifying computer software costs incurred internally and externally during the application development stage. In 1997, a Company subsidiary entered into an agreement (the "Agreement") with TenFold Corporation ("TenFold") to develop an integrated software application ("PowerPAC") for Unitrin's Property and Casualty Insurance segment. Under the terms of the Agreement, as amended, Tenfold was required to complete and deliver a PowerPAC system that satisfied all contractual requirements by September 1, 2000. Tenfold did not deliver PowerPAC by the required deadline. The Company notified TenFold on September 14, 2000 that it considers TenFold to be in material breach of the Agreement and, pursuant to its express terms, has requested that TenFold refund to the Company all amounts it has paid to TenFold for the PowerPAC project, totaling approximately $13.3 million. To date, TenFold has refused to issue such a refund and has denied that the Company has a basis for terminating the Agreement. The Company has submitted this dispute to non-binding mediation as provided by the Agreement. In the event that the parties are unable to resolve the matter through mediation, the Agreement provides for binding arbitration as the exclusive means of dispute resolution.

Accordingly, Interest and Other Expenses for the nine and three months ended September 30, 2000 includes a $12.3 million before-tax charge primarily to write-off internal payroll costs previously capitalized under SOP No. 98-1.

Note 7 - Other Comprehensive Income

Other Comprehensive Income related to the Company's Investments for the nine and three months ended September 30, 2000 and 1999 was:

                                                                         Nine Months Ended           Three Months Ended
                                                                       ---------------------       -----------------------
                                                                       Sept. 30,   Sept. 30,       Sept. 30,    Sept. 30,
(Dollars in Millions)                                                    2000         1999           2000          1999
--------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Unrealized Gains, Net of
  Reclassification Adjustment for Gains Included in Net Income         $   120.7    $ 148.3        $   52.2      $  (173.7)
Equity in Other Comprehensive Income (Loss) of Investees                    (4.7)      (4.0)           (2.0)          (2.0)
Effect of Income Taxes                                                     (40.7)     (50.8)          (17.5)          61.8
                                                                       ---------    -------        --------      ---------
Other Comprehensive Income (Expense)                                   $    75.3    $  93.5        $   32.7      $  (113.9)
                                                                       =========    =======        ========      =========

The Company's Investments in Investees are accounted for under the equity method of accounting and, accordingly, changes in the fair value of the Company's Investments in Investees are excluded from the determination of Total Comprehensive Income and Other Comprehensive Income under SFAS No. 130 "Reporting Comprehensive Income." Total Comprehensive Income for the nine months ended September 30, 2000 and 1999 was $138.4 million and $233.9 million, respectively. Total Comprehensive Income (Loss) for the three months ended September 30, 2000 and 1999 was income of $28.4 million and a loss of $62.2 million, respectively.

Note 8 - Business Segments

Segment Revenues and Operating Profit (Loss) for the nine and three months ended September 30, 2000 and 1999 were:

                                                Nine Months Ended          Three Months Ended
                                              -----------------------     ----------------------
                                              Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
(Dollars in Millions)                           2000          1999          2000          1999
-----------------------------------------     ---------     ---------     ---------     ---------
Revenues:
Property and Casualty Insurance:
    Premiums                                   $  562.0      $  479.3      $  198.5      $  182.5
    Net Investment Income                          44.9          34.4          16.6          12.0
                                               --------      --------      --------      --------
    Total Property and Casualty Insurance         606.9         513.7         215.1         194.5
                                               --------      --------      --------      --------
Life and Health Insurance:
    Premiums                                      521.8         533.5         165.4         178.1
    Net Investment Income                         135.4         122.4          47.0          40.9
                                               --------      --------      --------      --------
    Total Life and Health Insurance               657.2         655.9         212.4         219.0
                                               --------      --------      --------      --------
Consumer Finance                                  103.9          91.1          36.3          31.9
                                               --------      --------      --------      --------
Unitrin Direct                                       -             -             -             -
                                               --------      --------      --------      --------
Total Segment Revenues                          1,368.0       1,260.7         463.8         445.4
                                               --------      --------      --------      --------
Net Gains on Sales of Investments                 133.2          94.0          37.8          54.6
Corporate and Other                               (12.8)         (5.7)         (5.5)         (2.3)
                                               --------      --------      --------      --------
Total Revenues                                 $1,488.4      $1,349.0      $  496.1      $  497.7
                                               ========      ========      ========      ========
Segment Operating Profit (Loss):
    Property and Casualty Insurance            $  (20.7)     $   13.5      $   (0.8)     $   (0.1)
    Life and Health Insurance                      34.1          60.2          37.5          25.0
    Consumer Finance                               18.9          17.0           6.5           6.4
    Unitrin Direct                                 (3.9)           -           (2.3)           -
                                               --------      --------      --------      --------
    Total Segment Operating Profit                 28.4          90.7          40.9          31.3
                                               --------      --------      --------      --------
Net Gains on Sales of Investments                 133.2          94.0          37.8          54.6
Corporate and Other Expense, Net                  (36.9)        (13.1)        (21.9)         (5.7)
                                               --------      --------      --------      --------
Income before Income Taxes and
  Equity in Net Income of Investees            $  124.7      $  171.6      $   56.8      $   80.2
                                               ========      ========      ========      ========

Note 9 - Legal Proceedings and Other Regulatory Matters

In October 1999, the Florida Department of Insurance filed and served a subpoena upon the Company's subsidiary, United Insurance Company of America ("United"), in connection with that Department's investigation into the sale and servicing of industrial life insurance and small face amount life insurance policies in the State of Florida. Subsequently, on December 15, 1999, a purported nationwide class action lawsuit was filed against United in the United States District Court for the Middle District of Florida (Wilson, et al. v. United Insurance Company of America), on behalf of "all African-American persons who have (or have had at the time of the Policy's termination), an ownership interest in one or more Industrial Life Insurance Policies issued, serviced, administered or purchased from United ...." Plaintiffs allege discrimination in premium rates in violation of 42 U.S.C. (S)1981 in addition to various state law claims. Unspecified compensatory and punitive damages are sought together with equitable relief. United filed a motion to dismiss the lawsuit on March 14, 2000 and the case has been stayed by agreement of the parties to allow time for discussions regarding possible resolution. The Company has determined that United and its other career agency life insurance subsidiaries have in force insurance policies in which race was used as a factor in pricing or benefits; however, to the best of the Company's knowledge, all such practices ceased 30 or more years ago with regard to newly-issued policies. At least thirteen similar lawsuits have been filed in other jurisdictions against the Company and/or its career agency life insurance subsidiaries. The Company believes that it and its subsidiaries have meritorious defenses in these matters. On July 17, 2000 the Florida Department of Insurance issued orders to more than two dozen life insurers, including United and the Company's other career agency subsidiaries, to cease collecting a portion of the premiums on certain industrial life policies attributable to past race-distinct underwriting practices. These subsidiaries have appealed the orders directed at them, and accordingly the orders have been stayed pending further proceedings. In July, the Company met with representatives of various insurance departments to discuss a potential nationwide resolution of these matters with respect to United and the Company's other career agency life insurance subsidiaries. Further meetings with these departments are expected but have not yet been scheduled. In the second quarter of 2000, the Company recorded an after-tax charge of $32.4 million for its estimated cost to ultimately settle these matters. Actual costs may differ from this estimate. However, the Company believes that such difference will not have a material adverse effect on the Company's financial position, but could have a material adverse effect on the Company's results for a given period.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Property and Casualty Insurance

                                                     Nine Months Ended                  Three Months Ended
                                              -------------------------------     -------------------------------
                                              September 30,     September 30,     September 30,     September 30,
(Dollars in Millions)                             2000              1999              2000              1999
-----------------------------------------     -------------     -------------     -------------     -------------
Personal Lines Premiums:
    Automobile                                    $285.5            $247.7            $100.7            $ 99.2
    Homeowners                                      53.0              49.0              18.0              18.2
    Other                                            8.3               7.9               2.9               2.7
Commercial Lines Premiums:
    Property and Commercial Liability               98.8              80.0              33.3              34.2
    Automobile                                      74.9              63.9              27.6              21.4
    Other                                           41.5              30.8              16.0               6.8
                                                  ------            ------            ------            ------
Total Premiums                                     562.0             479.3             198.5             182.5
                                                  ------            ------            ------            ------
Net Investment Income                               44.9              34.4              16.6              12.0
                                                  ------            ------            ------            ------
Total Revenues                                    $606.9            $513.7            $215.1            $194.5
                                                  ======            ======            ======            ======
Operating Profit (Loss)                           $(20.7)           $ 13.5            $ (0.8)           $ (0.1)
                                                  ======            ======            ======            ======
GAAP Incurred Loss Ratio (excluding Storms)         70.2%             64.0%             70.7%             68.2%
GAAP Incurred Storm Ratio                           10.2%             10.0%              8.1%              8.1%
Total GAAP Incurred Loss Ratio                      80.4%             74.0%             78.8%             76.3%
GAAP Combined Ratio                                111.6%            104.3%            108.8%            106.6%

Premiums in the Property and Casualty Insurance segment increased by $82.7 million and $16.0 million for the nine and three months ended September 30, 2000, respectively, compared to the same period in 1999. Premiums increased by $73.9 million for the nine months ended September 30, 2000, compared to the same period last year due to the effects of the June 17, 1999 acquisition of the Valley Group, Inc. ("VGI"). Excluding the effects of the VGI acquisition, premiums for the nine and three months ended September 30, 2000 increased by $8.8 million and $16.0 million, respectively, compared to the same periods last year due primarily to higher rates, partially offset by lower volume. Net Investment Income increased by $10.5 million and $4.6 million for the nine and three months ended September 30, 2000, respectively, compared to the same periods last year due to higher levels of investments and higher yields on fixed maturity securities. Operating Profit in the Property and Casualty Insurance segment decreased by $34.2 million and $0.7 million for the nine and three months ended September 30, 2000, respectively, compared to the same periods in 1999, due primarily to lower margins resulting from inadequate pricing and higher severity and frequency of losses. Storm losses were $57.2 million and $16.0 million for the nine and three months ended September 30, 2000, respectively, an increase of $8.6 million and $1.2 million, respectively, compared to the same periods in 1999 and a decrease of $7.3 million compared to the second quarter of 2000. While operating results in the third quarter of 2000 reflect an improvement of $4.4 million, excluding losses attributable to storm damage, compared to the second quarter of 2000, underwriting results continue to reflect inadequate margins resulting from higher frequency and severity of losses due to inadequate pricing. Rate actions initiated earlier this year will not be fully realized until 2001. The Company is continuing to implement certain rate increases, subject to regulatory approvals.

On March 1, 2000, Valley Insurance Company, a subsidiary of VGI, completed the previously announced sale of its subsidiary, Mountain Valley Indemnity Company ("Mountain Valley"), to Motor Club of America for $7.5 million in cash. No gain or loss was recorded in connection with the sale. Results for the Property and Casualty Insurance segment for the nine months ended September 30, 2000 included Premiums of $3.3 million and a pre-tax Operating Loss of $2.0 million attributable to Mountain Valley.

Life and Health Insurance


                                  Nine Months Ended       Three Months Ended
                                ---------------------   ----------------------
                                 Sept. 30,   Sept. 30,  Sept. 30,     Sept. 30,
(Dollars in Millions)              2000        1999       2000          1999
----------------------          ---------   ---------  ---------     ---------
Premiums:
  Life                          $  305.9    $  312.7    $  101.1     $  106.2
  Accident and Health              152.0       159.7        42.7         52.0
  Property                          63.9        61.1        21.6         19.9
                                --------    --------    --------     --------
Total Premiums                     521.8       533.5       165.4        178.1
Net Investment Income              135.4       122.4        47.0         40.9
                                --------    --------    --------     --------
Total Revenues                  $  657.2    $  655.9    $  212.4     $  219.0
                                ========    ========    ========     ========
Operating Profit                $   34.1    $   60.2    $   37.5     $   25.0
                                ========    ========    ========     ========

Premiums in the Life and Health Insurance segment decreased by $11.7 million and $12.7 million for the nine and three months ended September 30, 2000, respectively, compared to the same periods in 1999 due primarily to the sale of The Pyramid Life Insurance Company. Net Investment Income in the Life and Health Insurance segment increased by $13.0 million and $6.1 million for the nine and three months ended September 30, 2000, respectively, compared to the same periods in 1999, due to higher levels of investments and higher yields on investments. Results for the Life and Health Insurance segment included a charge of $48.8 million in the second quarter of 2000 for the Company's estimate of the cost to ultimately settle certain matters initially arising from the Florida Department of Insurance's investigation into the sale and servicing of industrial life insurance (See Note 9 to the Condensed Consolidated Financial Statements). Excluding the estimated settlement cost, Operating Profit in the Life and Health Insurance segment increased by $22.7 million for the nine months ended September 30, 2000, compared to the same period in 1999, due primarily to the higher net investment income and improved loss experience. Operating Profit in the Life and Health Insurance segment increased by $12.5 million for the three months ended September 30, 2000, compared to the same period in 1999, due primarily to the higher net investment income and improved loss experience.

On July 26, 2000, United Insurance Company of America ("United"), a subsidiary of the Company, completed the previously announced sale of United's subsidiary, The Pyramid Life Insurance Company ("Pyramid") to Ceres Group, Inc. ("Ceres") for $7.5 million worth of convertible voting preferred stock of Ceres plus $60 million in cash, less an adjustment for a $25.0 million cash dividend paid by Pyramid immediately prior to closing. Net Gains on Sales of Investments for the nine and three months ended September 30, 2000 includes a gain of $4.7 million related to the sale. Premiums for Pyramid included in the Company's results for the nine months ended September 30, 2000 and 1999 were $37.9 million and $46.4 million, respectively.

Consumer Finance


                                  Nine Months Ended       Three Months Ended
                                ---------------------   ----------------------
                                 Sept. 30,   Sept. 30,  Sept. 30,     Sept. 30,
(Dollars in Millions)              2000        1999       2000          1999
----------------------          ---------   ---------  ---------     ---------
Interest, Loan Fees
  and Earned Discount           $   94.4    $   83.9    $   32.7     $   29.2
Net Investment Income                5.9         4.1         2.4          1.5
Other                                3.6         3.1         1.2          1.2
                                --------    --------    --------     --------
Total Revenues                  $  103.9    $   91.1    $   36.3     $   31.9
                                ========    ========    ========     ========
Operating Profit                $   18.9    $   17.0    $    6.5     $    6.4
                                ========    ========    ========     ========

Consumer Finance Loan
 Originations                   $  355.9    $  307.1     $ 120.5     $  107.1
Percentage of Consumer
 Finance Receivables
 Greater than Ninety Days
 Past Due                            0.5%        2.0%        0.5%         2.0%
Ratio of Reserve for Losses
 on Consumer Finance Receivables
 to Gross Consumer Finance
 Receivables                         5.2         7.3         5.2          7.3
Weighted-Average Yield on
 Investment Certificates and
 Savings Accounts                    5.8         5.3         5.9          5.3


Revenues in the Consumer Finance segment increased by $12.8 million and $4.4 million for the nine and three months ended September 30, 2000, compared to the same periods in 1999, as a result of a higher level of loans outstanding. Operating Profit in the Consumer Finance segment increased by $1.9 million for the nine months ended September 30, 2000, compared to the same period in 1999, due primarily to the higher level of loans outstanding partially offset by higher interest expense and a $0.5 million charge for non-recurring professional fees. Operating Profit in the Consumer Finance segment increased by $0.1 million for the three months ended September 30, 2000, compared to the same period in 1999, due primarily to the higher level of loans outstanding partially offset by higher interest expense and a $0.5 million charge for non-recurring professional fees. The Ratio of Reserve for Losses on Consumer Finance Receivables to Gross Consumer Finance Receivables decreased from 7.3% at September 30, 1999 to 5.2% at September 30, 2000 due primarily to the accelerated charge-off of certain classes of higher risk loans.

Unitrin Direct

On January 3, 2000, the Company established a new business unit to market personal automobile insurance through direct mail, radio and television advertising and over the Internet. The business unit will utilize one of the Company's existing insurance subsidiaries, which was renamed as "Unitrin Direct Insurance Company" ("Unitrin Direct"), and is managed and reported as a separate business segment. Unitrin Direct incurred start-up related costs of $3.9 million and $2.3 million for the nine and three months ended September 30, 2000, respectively. The Company anticipates that Unitrin Direct will continue to incur various start-up costs devoted to hiring employees, refining products and product rates as well as developing advertising and marketing materials. Accordingly, it is expected that Unitrin Direct will have an insignificant amount of revenue in 2000 relative to expenses, and that it will produce operating losses for at least the next few years.

Net Gains on Sales of Investments

Net Gains on Sales of Investments were $133.2 million and $37.8 million, respectively, for the nine and three months ended September 30, 2000, compared to $94.0 million and $54.6 million, respectively, for the same periods in 1999. Net Gains on Sales of Investments included pre-tax gains of $125.4 million and $33.5 million, respectively, for the nine and three months ended September 30, 2000, and $93.7 million and $53.6 million, respectively, for the same periods last year, resulting from sales of a portion of the Company's investment in Baker Hughes common stock. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

Equity in Net Income of Investees

Equity in Net Income of Investees was a loss of $17.8 million and $42.5 million for the nine and three months ended September 30, 2000, respectively, compared to income of $27.4 million and a loss of $0.9 million for the nine and three months ended September 30, 1999, respectively.

On June 20, 2000, the fair value of Unitrin's investment in UNOVA declined below Unitrin's carrying value of its investment in UNOVA. During the third quarter of 2000, Unitrin determined that the decline in the fair value of its investment in UNOVA was other than temporary under applicable accounting standards. Accordingly, Unitrin recorded an after-tax loss of $60.7 million to reduce the carrying value of its investment in UNOVA to its current estimated realizable value. The current realizable value has been estimated using the most recent and sufficiently timely closing price of UNOVA prior to the filing of this Form 10-Q. The loss is being allocated to Unitrin's proportionate share of UNOVA's non-current assets. On a going-forward basis, Unitrin's reported equity in the net income of UNOVA will differ from Unitrin's proportionate share of UNOVA's reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets. Additionally during the third quarter of 2000, Unitrin recorded an after-tax gain of $4.2 million for its proportionate share of UNOVA's gain from the sale of a business less certain severance charges.

Equity in Net Income of Investees for the nine and three months ended September 30, 1999 included an after-tax loss of $13.9 million resulting from Unitrin's proportionate share of Litton's charges related to costs to exit its mainframe outsourcing and professional services businesses, the consolidation of certain manufacturing facilities and the effect of its voluntary settlement agreement with the United States Attorney's office relating to foreign sales consultants. Equity in Net Income of Investees for the nine months ended September 30, 1999 included income of $3.4 million resulting from Unitrin's proportionate share of UNOVA's gain on sale of its headquarters building.

Other Items

Corporate and Other Expense, Net increased by $23.8 million and $16.2 million, respectively, for the nine and three months ended September 30, 2000, compared to the same periods in 1999. Corporate and Other Expense, Net for the nine and three months ended September 30, 2000 includes a charge of $12.3 million to write-down the carrying value of certain internal use software (See Note 6 to the Condensed Consolidated Financial Statements). Corporate and Other Expense, Net includes interest expense, under the Company's revolving credit agreement, of $10.3 million and $4.0 million for the nine and three months ended September 30, 2000, respectively, compared to $3.7 million and $1.2 million, respectively, for the same periods last year. Corporate and Other Expense, Net also reflects lower dividend income of $2.5 million and $1.3 million for the nine and three months ended September 30, 2000, respectively, from the Company's investment in Baker Hughes common stock. The Company sold a portion of its Baker Hughes common stock holdings in 1999 and the first nine months of 2000.

During the first nine months of 2000, the Company repurchased 3,190,300 shares of its common stock in open market transactions at an aggregate cost of $107.9 million. The repurchases were made with general corporate funds. At September 30, 2000, the Company had approximately 1.0 million shares remaining under the existing repurchase authorization.

At September 30, 2000, the unused commitment under the Company's revolving credit facility was $229 million. In addition, for the remainder of 2000, the Company's subsidiaries would be able to pay approximately $168 million in dividends to the Company without prior regulatory approval.

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

Caution Regarding Forward-Looking Statements

Management's Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Condensed Consolidated Financial Statements (including the notes thereto) contain forward-looking statements, which usually include words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)" and similar expressions. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in such statements. Such risks and uncertainties include, but are not limited to, those described under this Item 2 above, changes in economic factors (such as interest rates and stock market fluctuations), changes in competitive conditions (including availability of labor with required technical or other skills), the number and severity of insurance claims (including those associated with catastrophe losses), regulatory approval of insurance rates, license applications and similar matters, governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations) and adverse judgments in litigation to which the Company or its subsidiaries are parties. No assurances can be given that the results contemplated in any forward-looking statements will be achieved. The Company assumes no obligation to release publicly any revisions to any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 305 of Regulation S-K has been omitted because the sources and effects of changes in the information provided under Item 305 of Regulation S-K from the end of the preceding year to the date of this Quarterly Report on Form 10-Q are not material.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 9 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

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

     10.6 Severance Compensation Plan After Change of Control (Incorporated herein by reference to Exhibit 10.6 to the Company's 1994 Annual Report on Form 10-K; the term of this plan has been extended by Unitrin's board of directors until January 1, 2001.)

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

     27     Financial Data Schedule

(b) Reports on Form 8-K.
        No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Unitrin, Inc.


Date:  October 25, 2000                /s/ Richard C. Vie
                                       ------------------------------
                                       Richard C. Vie
                                       Chairman, President
                                       and Chief Executive Officer



Date: October 25, 2000                 /s/ Richard Roeske
                                       ------------------------------
                                       Richard Roeske
                                       Corporate Controller
                                       (Principal Accounting Officer)