Form 10-K405/A
period 1999-12-31
UNITRIN INC
filed 2000-10-26
CIK 860748

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

         Yes [X]                No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing market price of Registrant's common stock on December 31, 1999, the aggregate market value of such stock held by non-affiliates of Registrant is approximately $2.4 billion. Solely for purposes of this calculation, all executive officers and directors of Registrant are considered affiliates.

     Registrant had 70,992,897 shares of common stock outstanding as of December 31, 1999.


________________________________________________________________________________

                         AMENDMENT NO. 1 TO FORM 10-K

This Form 10-K/A No. 1, filed with the Securities and Exchange Commission on October 26, 2000, amends and restates in its entirety Item 14 of the 1999 Annual Report on Form 10-K of Unitrin, Inc. ("Unitrin" or the "Company") which was filed February 3, 2000:
                                    PART IV

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

     10.6 Severance Compensation Plan After Change of Control (incorporated herein by reference to Exhibit 10.6 to the Company's 1994 Annual Report on Form 10-K; the term of this plan has been extended by action of Unitrin's board of directors until January 1, 2001.)

     10.7 1998 Unitrin, Inc. Bonus Plan for Senior Executives (incorporated herein by reference to Exhibit A to the Proxy Statement dated April 9, 1998, in connection with the Annual Meeting of Shareholders of Unitrin held May 13, 1998)

     10.8 Amended and Restated Credit Agreement, dated September 17, 1997 among Unitrin, Inc., the Lenders party thereto, and NationsBank of Texas, N.A. (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

     13.1 Financial Statements (included as Exhibit 13.1 to Unitrin's 1999 Annual Report on Form 10-K, filed February 3, 2000)

     13.2 MD&A (included as Exhibit 13.2 to Unitrin's 1999 Annual Report on Form 10-K, filed February 3, 2000)

     13.3 Financial Highlights (included as Exhibit 13.3 to Unitrin's 1999 Annual Report on Form 10-K, filed February 3, 2000)

     21 Subsidiaries of Unitrin, Inc. (included as Exhibit 21 to Unitrin's 1999 Annual Report on Form 10-K, filed February 3, 2000)

     23.1  Reports of KPMG LLP (included in Exhibit 13.1 and filed as Exhibit
           23.1 to Unitrin's 1999 Annual Report on Form 10-K, filed February 3,
           2000)

     23.2 Consent of KPMG LLP (included as Exhibit 23.2 to Unitrin's 1999 Annual Report on Form 10-K, filed February 3, 2000)

     23.3 Report of Deloitte & Touche LLP (included in Exhibit 99 of this Form 10-K/A No. 1)

     23.4  Consent of Deloitte & Touche LLP (filed with this Form 10-K/A No. 1)

     24 Power of Attorney (included on the signature page of Unitrin's 1999 Annual Report on Form 10-K, filed February 3, 2000)

     27 Financial Data Schedule (included as Exhibit 27 to Unitrin's 1999 Annual Report on Form 10-K, filed February 3, 2000)

     99 The consolidated financial statement of Litton Industries, Inc. (incorporated herein by reference to pages F-2 through F-25 of the Form 10-K filed October 11, 2000 by Litton Industries, Inc. (commission file no. 1-03998), for its fiscal year ended July 31,
           2000)

     (b)   Reports on Form 8-K. None.

     (c)   Exhibits. Included in Item 14(a) 3 above.

     (d)   Financial Statement Schedules.  Included in Item 14(a) 2 above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Unitrin, Inc. has duly caused this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on October 26, 2000.

                                     UNITRIN, INC.
                                     (Registrant)

                                 By: /S/ Richard C. Vie*
                                     ------------------
                                     Richard C. Vie
                                     Chairman, President and
                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on October 26, 2000.

Signature                                                   Title
---------                                                   -----
/S/Richard C. Vie*                  Chairman of the Board, President, and Chief
------------------------------      Executive Officer
Richard C. Vie

/S/ Eric J. Draut                   Senior Vice President, Treasurer and Chief
------------------------------      Financial Officer (principal financial officer)
Eric J. Draut

/S/ Richard Roeske*                 Corporate Controller (principal accounting
------------------------------      officer)
Richard Roeske

/S/ James E. Annable*               Director
------------------------------
James E. Annable

/S/ Reuben L. Hedlund*              Director
------------------------------
Reuben L. Hedlund

/S/ Jerrold V. Jerome*              Director
------------------------------
Jerrold V. Jerome

/S/ William E. Johnston, Jr.*       Director
------------------------------
William E. Johnston, Jr.

/S/ Fayez S. Sarofim*               Director
------------------------------
Fayez S. Sarofim

*  By: /S/ Eric J. Draut
       -----------------
    Eric J. Draut, Attorney-in-Fact
    Pursuant to a Power of Attorney