Form 10-K405
period 2000-12-31
UNITRIN INC
filed 2001-02-01
CIK 860748

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-K
(Mark One)

   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
               For the fiscal year ended December 31, 2000.

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

               Yes [X]                                    No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing market price of Registrant's common stock on December 31, 2000 the aggregate market value of such stock held by non-affiliates of Registrant is approximately $2.5 billion. Solely for purposes of this calculation, all executive officers and directors of Registrant are considered affiliates.

     Registrant had 67,648,447 shares of common stock outstanding as of December 31, 2000.

                      Documents Incorporated by Reference

                                                        Part of the Form 10-K
         Document                                       into which incorporated

Portions of Proxy Statement for 2001 Annual Meeting            Part III

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

(a) General development of business
    -------------------------------

     .  Events regarding Unitrin Investees
        ----------------------------------

     Unitrin's investment portfolio includes equity investments in Litton Industries, Inc. ("Litton") and Curtiss-Wright Corporation ("Curtiss-Wright"). Unitrin currently owns approximately 28% of Litton's outstanding common stock and approximately 44% of Curtiss-Wright's outstanding common stock. As a result, Unitrin is required to account for these investments under the equity method of accounting. For further discussion of Unitrin's investment in these investees and the equity method of accounting, please refer to (i) Notes 2 and 5 to the Company's Consolidated Financial Statements, which financial statements are further described in Item 14(a)1 hereto and filed as Exhibit 13.1 hereto and incorporated by reference into Item 8 hereof, and (ii) "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is filed as Exhibit 13.2 hereto and incorporated by reference into Item 7 hereof.

     The following recent developments occurred with respect to Unitrin's investments in Litton and Curtiss-Wright:

          (i)  Pending Acquisition of Litton by Northrop
               -----------------------------------------

     On January 5, 2001, Northrop Grumman Corporation ("Northrop") commenced a cash tender offer to purchase all of the outstanding shares of Litton's common stock ("Litton Common") at $80 per share and all of the outstanding shares of Litton's Series B $2 Cumulative Preferred Stock (the "Litton Preferred") at $35 per share pursuant to a merger agreement between Northrop and Litton dated December 21, 2000. The merger agreement contemplated a merger to acquire any shares of Litton Common not tendered in the tender offer (the "Original Transaction").

     On January 24, 2001, Northrop and Litton announced that they had agreed to amend the terms of the Original Transaction to provide that, in connection with the acquisition of Litton, Northrop will merge with NNG, Inc., a wholly owned subsidiary of Northrop ("New Northrop"), the result of which will be that New Northrop will become a holding company and the sole stockholder of Northrop and New Northrop will be renamed "Northrop Grumman Corporation." In addition, the terms of the Original Transaction were amended to provide holders of the Litton Common with the opportunity to elect to receive from among the following forms of consideration in an exchange offer for each share of Litton Stock: (i) $80.25 in market value of common stock of New Northrop ("Northrop Common"); (ii) $80 in liquidation value of Series B Convertible Preferred Stock of New Northrop ("Northrop Preferred"); or (iii) $80 per share in cash. The Northrop Common and Northrop Preferred will be issued on a basis that is intended to be tax-free. The number of shares of Northrop Preferred and Northrop Common available in the exchange offer is limited to $350 million in Northrop preferred liquidation value and approximately 13 million shares of Northrop Common. If holders of Litton Common elect to receive more shares of Northrop Preferred or Northrop Common than are available, there will be proration. Any shares of Litton Common not tendered into the exchange offer will be acquired for cash in a merger of Litton with a wholly owned subsidiary of New Northrop. The Northrop Preferred will be convertible into common stock of New Northrop, subject to the approval of Northrop Stockholders. The terms of the Original Transaction with respect to the purchase of the Litton Preferred remain unchanged by the amended merger agreement. The Original Transaction as modified by the amended merger agreement is referred to herein as the "Transaction."

     In support of the Transaction, Unitrin entered into a Stockholder's Agreement, dated as of January 23, 2001, (the "Stockholder's Agreement") by and among Unitrin, Northrop, and New Northrop. Pursuant to the Stockholder's Agreement, Unitrin agreed (i) to tender, and to cause its wholly owned subsidiaries, Trinity Universal Insurance Company, United Insurance Company of America and Union National Life Insurance Company (the "Unitrin Subsidiaries"), to tender, all shares of Litton Common owned by Unitrin and the Unitrin Subsidiaries into the exchange offer; (ii) to vote, and to cause the Unitrin Subsidiaries to vote, all shares of the Litton Common held by Unitrin and the Unitrin Subsidiaries at any meeting of shareholders of Litton in favor of the Transaction or any actions proposed to be taken in contemplation of the Transaction and against any action the effect of which could reasonably be expected to impede, interfere with, delay, postpone or materially adversely affect the Transaction; (iii) to elect to receive, and to cause the Unitrin Subsidiaries to elect to receive, Northrop Preferred in the exchange offer (each a "Preferred Election") with respect to at least 3,750,000 shares of Litton Common in the aggregate; (iv) to elect to receive, and to cause the Unitrin Subsidiaries to elect to receive, Northrop Common in the exchange offer (each a "Common Election") with the remainder of any shares of Litton Common held by Unitrin and the Unitrin Subsidiaries as to which a Preferred Election is not made or as to which Northrop Preferred is not received due to the proration provisions of the Transaction; and (v) with respect to any Common Election, to specify that such election is made for the proration option that will result in the receipt of Northrop Common only to the extent that other Common Elections specifying an alternative proration option receive all the shares of Northrop Common elected to be received by them. By choosing the proration option described in item (v) of the preceding sentence, Unitrin and the Unitrin Subsidiaries will receive Northrop Common only if and to the extent that other Litton Common shareholders not choosing such option do not receive all of the approximately 13 million shares of Northrop Common available in the exchange offer. In this connection, Unitrin, the Unitrin Subsidiaries and any other Litton Common shareholders choosing this same option would receive any remaining Northrop Common (subject to proration) in exchange for up to all of their shares of Litton Common which are not exchanged for Northrop Preferred.

     Unitrin also agreed, and agreed to cause the Unitrin Subsidiaries, (A) not to take any actions inconsistent with the obligations listed above, and (B) subject to certain limitations, not to solicit or encourage, or enter into any agreement concerning, any alternatives to the Transaction. Finally, pursuant to the terms of the Stockholder's Agreement or the form of irrevocable proxy attached thereto, Unitrin and the Unitrin Subsidiaries granted an irrevocable proxy and power of attorney in favor of Northrop and New Northrop with respect to all shares of Litton Common held by Unitrin and the Unitrin Subsidiaries, but only with respect to the matters and only to be exercised in the manner discussed above with respect to the voting obligations of Unitrin and the Unitrin Subsidiaries.

     In addition, New Northrop, Northrop and Unitrin entered into a Registration Rights Agreement, dated as of January 23, 2001, (the "Registration Rights Agreement") giving Unitrin certain "demand" and "piggyback" registration rights with respect to Northrop Common and Northrop Preferred.

     Based on the carrying value of Unitrin's investment in Litton on December 31, 2000, Unitrin expects that it will recognize an after-tax accounting gain of approximately $370 million, or $5.46 per share of Unitrin common stock. The gain is dependent on a number of factors, including the number of shares of Northrop Common that Unitrin ultimately receives in the Transaction and the date that the Transaction is consummated.

     Unitrin's investment in Litton under the equity method of accounting was approximately $430.8 million at December 31, 2000. Upon completion of the Transaction, Unitrin's ownership percentage in the combined company will fall below 20%, and Unitrin will no longer apply the equity method. Unitrin's net income attributable to its investment in Litton was $38.2 million or $0.56 per Unitrin common share for the year ended December 31, 2000. The amount of net income that Unitrin would recognize from its investment in New Northrop is dependent on a number of factors, including the number of shares of Northrop Preferred and Northrop Common ultimately received by Unitrin. While Unitrin expects that its ongoing, annual reported net income will decrease as a result of the Transaction, Unitrin expects that its annual cash flow will increase. Since Litton does not currently pay dividends on the Litton Common, Unitrin does not receive cash flow from its investment in Litton. The terms of the Northrop Preferred will provide for payment of dividends, and Northrop also currently pays dividends on its common stock.

          (ii)  Tax-Free Distribution of Curtiss-Wright by Unitrin
                --------------------------------------------------

     On November 6, 2000, Unitrin entered into an agreement with Curtiss-Wright providing for the spin-off of Unitrin's equity ownership interest in Curtiss-Wright. The spin-off is to be structured as a tax-free distribution to Unitrin's shareholders. Based on the closing price of Curtiss-Wright's common stock on January 29, 2001, the Curtiss-Wright shares to be distributed have a value of approximately $209 million or $3.09 per share of Unitrin common stock. Based on the current number of Unitrin common shares outstanding, Unitrin shareholders will receive approximately 6.5 shares of Curtiss-Wright common stock for every 100 shares of Unitrin common stock owned.

     In connection with the spin-off, all of the 4,382,400 Curtiss-Wright shares currently held by Unitrin will be exchanged for 4,382,400 shares of a new Class B common stock of Curtiss-Wright that will be entitled to elect at least 80% of the Board of Directors of Curtiss-Wright but will otherwise be substantially identical to Curtiss-Wright's existing common stock. The Curtiss-Wright Class B common stock will immediately be distributed pro ratably to the shareholders of Unitrin. All of the other outstanding shares of Curtiss-Wright common stock will remain outstanding and be entitled to elect approximately 20% of the Board of Directors of Curtiss-Wright. The exchange will be part of a Curtiss-Wright recapitalization and requires approval by Curtiss-Wright's shareholders other than Unitrin.

     In connection with the recapitalization, Curtiss-Wright will seek approval by its shareholders of certain amendments to its Restated Certificate of Incorporation providing for, among other things, the classification of its Board of Directors into three classes serving staggered three-year terms, the elimination of a stockholder's ability to act by written consent or call a special meeting, and the requirement of a two-thirds vote of shareholders to amend certain provisions of the Restated Certificate of Incorporation.

     The recapitalization and spin-off have been approved by both the Unitrin and Curtiss-Wright Boards of Directors. Completion of the transaction is contingent upon, among other things, issuance of a favorable ruling by the Internal Revenue Service or opinions of outside counsel on the tax-free status of the spin-off; approval of the recapitalization plan by shareholders of Curtiss-Wright other than Unitrin; and approval by all shareholders of Curtiss-Wright (including Unitrin) of the proposed amendments to Curtiss-Wright's Restated Certificate of Incorporation.

     Unitrin's net income attributable to its investment in Curtiss-Wright was $11.8 million or $0.17 per Unitrin common share for the year ended December 31, 2000. Unitrin's investment in Curtiss-Wright under the equity method of accounting was approximately $122.7 million at December 31, 2000. The spin-off is expected to be completed in the first half of 2001.

     .  Sale of The Pyramid Life Insurance Company
        ------------------------------------------

     On July 26, 2000, Unitrin's subsidiary, United Insurance Company of America ("United"), completed the sale of United's subsidiary, The Pyramid Life Insurance Company ("Pyramid"), to Ceres Group, Inc. for (i) $7.5 million worth of Ceres Group, Inc. convertible voting preferred stock plus (ii) $60 million in cash, less an adjustment for a $25 million cash dividend paid by Pyramid immediately prior to closing. During Unitrin's ownership, Pyramid focused on providing life and health insurance products, including Medicare Supplement, primarily to the senior market. Pyramid had premium revenues of approximately $37.9 million through July 2000, representing less than 5% of Unitrin's consolidated insurance premium revenues for 2000 on an annualized basis. United recorded a gain attributable to the sale of Pyramid of $4.7 million in the third quarter of 2000.

     .  Sale of the Mountain Valley Indemnity Company
        ---------------------------------------------

     On March 1, 2000, Unitrin's subsidiary, Valley Insurance Company ("Valley"), completed the sale of Valley's subsidiary, Mountain Valley Indemnity Company (formerly known as White Mountains Insurance Company) ("Mountain
Valley"), to Motor Club of America for $7.5 million in cash.   During Unitrin's
ownership, Mountain Valley sold mainly commercial property and casualty insurance in the

New England states. Results for the Unitrin Property and Casualty Insurance Group in 2000 include premiums of $3.3 million and an operating loss of $3.3 million attributable to Mountain Valley.

     .  Consolidation of Career Agency Administration
        ---------------------------------------------

     In 2000, the Unitrin Life and Health Insurance Group's career agency companies, including United, The Reliable Life Insurance Company, Union National Life Insurance Company, United Casualty Insurance Company of America and Union National Fire Insurance Company, initiated a plan to consolidate administrative operations. Under the plan, certain duplicative back office functions of the career agency companies currently based in Chicago, St. Louis and Baton Rouge will be combined and provided from centralized locations. By eliminating operational redundancies, the consolidation is anticipated to increase the overall efficiency and cost effectiveness of the career agency companies. Unitrin expects that the consolidation will be completed and fully operational in 2002.

     .  Unitrin Stock Repurchases
        -------------------------

     During 2000, Unitrin repurchased and retired approximately 3.6 million shares of its common stock in open market transactions at an aggregate cost of approximately $122.3 million. Since its inception in 1990, Unitrin has repurchased, on a post-split basis, approximately 53.6 million shares of its common stock, or nearly half of the Company's shares originally outstanding, for an aggregate cost of approximately $1.4 billion. At December 31, 2000, approximately 4.6 million shares of Unitrin common stock remained under the Company's outstanding repurchase authorizations.

     Stock repurchases may be made from time to time at prevailing prices in the open market or in privately negotiated transactions, subject to market conditions and other factors. Repurchases are financed through Unitrin's general corporate funds. Depending on the amount of repurchases and other factors, Unitrin may also borrow funds under an existing bank credit facility.

(b) Business segment financial data
    -------------------------------

     Financial information about the Company's business segments for the years ended December 31, 2000, 1999, and 1998 is contained in the following portions of this 2000 Annual Report on Form 10-K of Unitrin, Inc. and is incorporated herein by reference: (i) Note 18 to the Company's Consolidated Financial Statements, which financial statements are further described in Item 14(a)1 hereto and filed as Exhibit 13.1 hereto and incorporated by reference into Item 8 hereof (the "Financial Statements"), and (ii) "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is filed as
Exhibit 13.2 hereto and incorporated by reference into Item 7 hereof (the
"MD&A").

(c) Description of business
    -----------------------

     Unitrin's subsidiaries currently operate in four segments: Property and Casualty Insurance, Life and Health Insurance, Direct Market Automobile Insurance, and Consumer Finance. Unitrin and its subsidiaries have nearly 7,500 full-time employees of which approximately 1,800 are employed in the Property and Casualty Insurance segment, 4,800 in the Life and Health Insurance segment, 90 in the Direct Market Automobile Insurance segment and 580 in the Consumer Finance segment.

     .  Property and Casualty Insurance

     The Unitrin Property and Casualty Insurance Group is comprised of 13 insurance companies operating mainly in the southern, midwestern, western and northwestern regions of the United States. With principal operations located in 33 states, the Unitrin Property and Casualty Insurance Group has over 630,000 policies in force. The states which provided the largest amount of premium in 2000 are Texas (36%), California (16%), Oregon (8%), Washington (5%), Louisiana (4%), and Colorado (3%).

     Property insurance indemnifies an insured with an interest in physical property for loss of such property or the loss of its income-producing abilities. Casualty insurance primarily covers liability for damage to property of, or injury to, a person or entity other than the insured.

     Products and Distribution

     The Unitrin Property and Casualty Insurance Group provides automobile, homeowners, commercial multi-peril, motorcycle, boat and watercraft, fire, casualty, workers compensation, and other types of property and casualty insurance to individuals and businesses. Automobile insurance accounted for 34%, 31%, and 36% of Unitrin's consolidated insurance premiums for the years ended December 31, 2000, 1999, and 1998, respectively.

     Preferred and standard risk insurance products are marketed exclusively by nearly 2,000 independent agents in over 2,200 locations. These personal and commercial products are designed and priced for those individuals and businesses that have demonstrated favorable risk characteristics and loss history. Typical customers include "main street" businesses and middle income families. Products are marketed primarily in suburban and rural communities. Trinity Universal Insurance Company ("Trinity") and certain of Unitrin's subsidiaries (Milwaukee Casualty Insurance Co., Milwaukee Safeguard Insurance Company, Security National Insurance Company, Trinity Universal Insurance Company of Kansas, Inc., Valley Insurance Company and Valley Property & Casualty Insurance Company) and affiliates (Milwaukee Mutual Insurance Company and Trinity Lloyd's Insurance Company) principally provide the Unitrin Property and Casualty Insurance Group's preferred and standard products in 31 states including Texas, California, Oregon, Wisconsin, Illinois, Washington, Louisiana, Minnesota, and other southern, midwestern, western and northwestern states. These products accounted for approximately 70% of the Unitrin Property and Casualty Insurance Group's 2000 premium revenue.

     Specialty insurance products are principally provided by Financial Indemnity Company, Alpha Property & Casualty Insurance Company, Charter Indemnity Company and Charter County Mutual

Insurance Company, and include nonstandard personal and commercial automobile, motorcycle, and specialty watercraft insurance. Nonstandard automobile insurance is provided for individuals and companies that have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records. Nonstandard automobile insurance products are marketed through approximately 9,800 independent agents in over 11,500 locations in California, Texas and 31 other states.

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

     As a part of the Unitrin Property and Casualty Insurance Group's overall reinsurance program, management acquires excess of loss reinsurance coverage designed specifically to protect against losses arising from catastrophic events such as storms. The Group's catastrophe reinsurance program is typically purchased annually and is structured according to a series of coverage layers based on geographic region. For example, the 2000 catastrophe reinsurance program provided for $6 million in reinsurance protection for losses in excess of $4 million occurring in Washington, Oregon, California, Idaho, Nevada, Montana, Wyoming, Utah, Colorado and Arizona. With respect to New Mexico, North Dakota, South Dakota, Nebraska, Kansas, Oklahoma, Minnesota, Iowa, Missouri, Arkansas, Mississippi, Georgia, Tennessee, Kentucky, Ohio, Indiana, Illinois and Wisconsin, the program provided for $5 million in reinsurance protection for losses in excess of $5 million. The program provided $45 million in reinsurance coverage for losses in excess of $10 million in all states in which the Unitrin Property and Casualty Insurance Group operated, including the Gulf states of Texas, Louisiana and Alabama. In addition, the 2000 program provided a further layer of protection in the amount of $55 million for losses in excess of $55 million in all states in which the Unitrin Property and Casualty Insurance Group operated. This layer also was shared with the Unitrin Life and Health Insurance Group's property insurance companies, but at a different attachment point and coverage level. Based on external modeling studies, the Unitrin Property and Casualty Insurance Group's estimated probable maximum loss for storms occurring in all states with a statistical frequency of occurrence of once per 100 years is approximately $34 million. For further discussion of the Unitrin Property and Casualty Insurance Group reinsurance program, see discussion below and Note 19 to the Financial Statements.

     Pricing

     Pricing levels for property and casualty insurance are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business conditions, inflation, expense levels, and judicial decisions. In addition, many state regulators require consideration of investment income when approving or setting rates, which reduces underwriting margins. See MD&A regarding Property and Casualty Insurance.

     Reinsurance

     In addition to the catastrophe reinsurance program described above, the Unitrin Property and Casualty Insurance Group companies utilize reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks. Under these arrangements, the Unitrin Property and Casualty Insurance Group is indemnified by reinsurers for losses incurred under insurance policies issued by the Group's companies. As indemnity reinsurance does not discharge an insurer from its direct obligations to policyholders on risks insured, the Unitrin Property and Casualty Insurance Group remains contingently liable. However, so long as the reinsurers meet their obligations, the Unitrin Property and Casualty Insurance Group's net liability is limited to the amount of risk it retains. See Note 19 to the Financial Statements.

     Competition

     Based on the most recent data published by A.M. Best Company ("A.M. Best") as of the end of 1999, there were approximately 1,000 property and casualty insurance organizations in the United States, made up of nearly 2,500 companies. The Unitrin Property and Casualty Insurance Group is ranked among the 60 largest property and casualty insurance company organizations in the United States, measured by net premiums written (57th) and policyholders' surplus (56th). With respect to admitted assets, the Unitrin Property and Casualty Insurance Group ranks 71st relative to its industry peers.

     In 1999, the industry's estimated net premiums written were over $286 billion, more than 77% of which were accounted for by 50 groups of companies. The Unitrin Property and Casualty Insurance Group wrote less than 1% of the industry's estimated 1999 premium volume.

     Over the past several years, the property and casualty insurance industry has experienced progressively intense competition. This escalation is due in large part to the entry of new capital into the industry and the efforts of incumbent companies to maintain and expand existing market shares. As a consequence, the industry's capacity to underwrite risks in many cases has outpaced consumer demand for property and casualty coverage. Competition has been especially acute in the areas of personal and commercial lines automobile insurance and workers compensation insurance. This competitive environment has manifested itself throughout the industry in a number of ways, including falling prices, low revenue growth and deterioration in operating profits.

     The Unitrin Property and Casualty Insurance Group has not been immune to the effects of this environment and expects competitive pricing, particularly with respect to premium rates for personal and commercial automobile insurance and workers compensation insurance, to continue to put pressure on premium growth and profit margins. To remain competitive, the Group's strategy includes, among other measures, (i) using appropriate pricing, (ii) maintaining underwriting discipline, (iii) selling to selected markets, (iv) utilizing technological innovations for the marketing and sale of insurance, (v) controlling expenses, (vi) maintaining ratings from A.M. Best, (vii) providing quality services to agents and policyholders, and (viii) making strategic acquisitions of suitable property and casualty insurers.

     .  Life and Health Insurance

     Unitrin conducts its life and health insurance business through United and United's subsidiaries, Union National Life Insurance Company ("Union National Life"), Reserve National Insurance Company ("Reserve National") and Unitrin's subsidiary, The Reliable Life Insurance Company ("Reliable") (collectively, the "Unitrin Life and Health Insurance Group").

     The Unitrin Life and Health Insurance Group mainly focuses on providing individual life and health insurance products to customers who desire fundamental protection for themselves and their families. The leading product of the Unitrin Life and Health Insurance Group is ordinary life insurance, including permanent and term insurance, with an average face amount of approximately $8,000. This product accounted for 27%, 29%, and 29% of Unitrin's consolidated insurance premiums for the years ended December 31, 2000, 1999, and 1998, respectively. Premiums are typically charged on a monthly basis and average approximately $22 per policy per month. Permanent policies are offered primarily on a non-participating, guaranteed-cost basis.

     Career Agents

     Approximately 82% of the Unitrin Life and Health Insurance Group's premiums result from insurance products offered and distributed by the Group's career agents. United, along with Reliable and Union National Life, employ over 3,100 career agents to distribute traditional whole life insurance products in 26 states. These career agents are full-time employees who call on customers in their homes to sell life and health insurance products, provide services related to policies in force and collect premiums, typically monthly. Property insurance products written by United's subsidiaries, United Casualty Insurance Company of America ("United Casualty") and Union National Fire Insurance Company ("Union National Fire"), are also distributed by the Group's career agents.

     Customers of Unitrin's career agency companies generally are families with an annual income of less than $25,000. According to figures assembled by the U.S. Bureau of the Census as of 1999, there are over 32 million households in the United States with less than $25,000 of annual income, representing about 30.6% of all U.S. households.

     Unitrin's career agency companies, United, Reliable and Union National Life, are members of the Insurance Marketplace Standards Association ("IMSA"). IMSA is a voluntary membership organization whose purpose is to promote high ethical standards in the sale of individual life insurance and individual annuity products. IMSA membership must be renewed every three years.

     Independent Agents

     Reserve National has approximately 200 independent agents appointed to market and distribute health insurance products. These agents typically represent Reserve National only. Licensed in 31 states throughout the South, Southwest and Midwest, Reserve National specializes in the sale of limited benefit accident and health insurance products and Medicare Supplement insurance, primarily to individuals living in rural areas where health maintenance organizations and preferred provider organizations are less prevalent.

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

     As reinsurance does not discharge the Unitrin Life and Health Insurance Group from its direct obligations to policyholders on risks insured, the Group remains contingently liable. However, so long as the reinsurers meet their obligations, the Unitrin Life and Health Insurance Group's net liability is limited to the amount of risk it retains. For descriptions of certain of the reinsurance arrangements of the Unitrin Life and Health Insurance Group, see
Note 19 to the Financial Statements.

     Lapse Ratio

     The lapse ratio is a measure reflecting a life insurer's loss of existing business. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Unitrin Life and Health Insurance Group's lapse ratios for individual life insurance were 10%, 10%, and 12% for the years 2000, 1999, and 1998, respectively.

     The customer base served by the Unitrin Life and Health Insurance Group's career agents and competing life insurance companies tends to have a higher incidence of lapse than other demographic segments of the population. Thus, to maintain or increase the level of its business, the Unitrin Life and Health Insurance Group's career agents must continue to write a high volume of new policies.

     Competition

     Based on the most recent data published by A.M. Best as of the end of 1999, there were approximately 500 life and health insurance company groups in the United States, made up of more than 1,050 companies. The Unitrin Life and Health Insurance Group ranked among the 100 largest life and health insurance company groups, as measured by admitted assets (82nd), net premiums written (95th), and capital and surplus (49th).

     Unitrin's insurance subsidiaries generally compete using appropriate pricing, selling to selected markets, controlling expenses, maintaining ratings from A.M. Best, and providing competitive services to agents and policyholders.

     .  Direct Market Automobile Insurance

     In 2000, Unitrin established a new business unit to market and sell personal automobile insurance through direct mail, radio, television and the Internet. This business unit primarily utilizes the Company's wholly owned subsidiary, Unitrin Direct Insurance Company ("Unitrin Direct"), and is managed and reported as a separate business segment. Although most of 2000 was devoted to the development of business plans and establishment of operational infrastructure, Unitrin Direct commenced active business operations in late 2000 in Pennsylvania. Under its current business plan, Unitrin Direct intends in the near future to expand into other geographic areas in which its affiliates do not have conflicting insurance agent representation.

     Unitrin Direct offers a wide range of standard, preferred and nonstandard private passenger auto insurance products, and competes with companies that sell insurance directly to the consumer, as well as with companies that sell through agents. Irrespective of the sales methods used by a company, personal auto insurance is a highly competitive business, particularly in the areas of price and customer service. Unitrin Direct's overall business strategy places great emphasis on competitive pricing and quality customer service.

     During 2000, Unitrin Direct incurred costs of approximately $6.1 million and earned only a nominal amount of premium revenue. The Company anticipates that Unitrin Direct will continue to incur various expansion costs relating to developing products and product rates, refining advertising and marketing materials, and entering new states of operation. Unitrin Direct had an insignificant amount of revenue in 2000 relative to expenses, and it is expected that it will produce operating losses for at least the next few years.

     .  Consumer Finance

     Unitrin's subsidiary, Fireside Thrift Co. ("Fireside Thrift"), is engaged in the consumer finance business. Fireside Thrift is organized under California law as an industrial bank and is a member of the Federal Deposit Insurance Corporation (the "FDIC").

     Fireside Thrift's principal business is the financing of used automobiles through the purchase of conditional sales contracts from automobile dealers. Fireside Thrift also makes personal loans, mostly secured by automobiles. The borrowers under these contracts and loans typically have marginal credit histories.

     Fireside Thrift has 35 branches in California and loan production offices in Arizona and Oregon. In addition, Fireside Thrift expanded into a fourth state in 2000 by commencing loan production operations in Washington. Fireside Thrift does business with over 3,500 automobile dealers in California, Arizona, Oregon and Washington, and is one of the largest sub-prime automobile lenders in California. Fireside Thrift has in excess of $675 million in loans outstanding representing loans to over 100,000 consumers.

     Strong loan underwriting and collection practices are key elements to successful operating performance in the sub-prime automobile finance business. Nearly 80% of Fireside Thrift's operating expenses are devoted to underwriting and collection activities. Fireside Thrift individually underwrites each loan application and historically has declined to extend credit to more than two-thirds of its loan applicants. See the discussion of Fireside Thrift's loan loss reserves under the heading "Consumer Finance" in the MD&A and Note 6 to the Financial Statements. Fireside Thrift competes for loans primarily on the basis of timely service to its customers and by offering competitive loan terms. Principal competitors include banks, finance companies, "captive" credit subsidiaries of automobile manufacturers, and other industrial banks.

     Fireside Thrift's financing activities are funded primarily by thrift investment certificates (i.e., interest-bearing instruments that may be redeemed by the owner or repurchased by Fireside Thrift under certain circumstances) ranging from thirty-one days to five years in maturity and money market accounts. Fireside Thrift competes for funds primarily with banks, savings and loan associations, and other industrial banks.

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

     Unitrin's investment strategy is based on current market conditions and other factors that it reviews from time to time. Unitrin's consolidated investment portfolio consists primarily of United States Government obligations, investment-grade fixed maturities, equity securities and investments in investees. The Company's investment in non-investment grade, fixed maturity investments is less than 1% of its total investments. See the discussions of the Company's investments under the headings "Investees," "Investment Results," "Quantitative and Qualitative Disclosures about Market Risk," and "Liquidity and Capital Resources" in the MD&A and Notes 4, 5 and 13 to the Financial Statements.

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

     Insurance companies are required to report their financial condition and results in accordance with statutory accounting principles ("SAP") prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (the "NAIC"). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements include risk-based capital ("RBC") rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company's business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company's RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2000, the total adjusted capital of each of Unitrin's insurance subsidiaries exceeded the minimum levels required under RBC rules and had excess capacity to write additional premiums in relation to these requirements.

     On January 1, 2001, the NAIC promulgated revised SAP guidelines in connection with its Codification project. The Codification guidelines have resulted in a number of changes to the formerly existing SAP requirements. The Company estimates that statutory capital and surplus for the Unitrin Life and Health Insurance Group and the Unitrin Property and Casualty Insurance Group will decrease by approximately 100 million and 220 million, respectively, due to the effects of these SAP changes. Upon adoption of these SAP changes, the Company's insurance subsidiaries will continue to have capacity to write additional premiums relative to statutory capital and surplus requirements.

     The NAIC annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System ("IRIS") ratios. There presently are twelve IRIS ratios. The primary purpose of the ratios is to provide an "early warning" of any negative developments. The NAIC reports the ratios to state regulators who may then contact the companies if three or more ratios fall outside the NAIC's "usual ranges." Based upon calculations as of December 31, 1999, 3 companies within the Unitrin Property and Casualty Insurance Group each had three or more IRIS ratios outside the usual range primarily due to the effects of ceding certain business to Trinity pursuant to intercompany reinsurance arrangements.

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

     In addition to the regulatory requirements described above, a number of current and pending legislative and regulatory measures may significantly affect the insurance business in a variety of ways. These measures include, among other things, tort reform, consumer privacy requirements, and financial services deregulation initiatives. For example, at the federal level, the Gramm-Leach-Bliley Act of 1999 removed many federal and state law barriers to affiliations between insurers, banks, securities firms and other financial services providers. This legislation and similar initiatives may lead to increased consolidation and competition in the insurance industry.

     Consumer Finance Regulation

     Fireside Thrift is regulated by the California Department of Financial Institutions. Effective September 30, 2000, the California legislature changed the name for institutions such as Fireside Thrift from "industrial loan company" to "industrial bank" and made such institutions subject to the California banking law, rather than its industrial loan law to which Fireside Thrift was previously subject. Under the new law, Fireside Thrift is now permitted to engage in the activities of a commercial bank, except the activity of accepting demand deposits. Fireside Thrift is also now generally subject to the same laws and regulations to which commercial banks are subject under the California banking law, which imposes minimum capitalization requirements, and limits dividends, among other things. In addition, since Fireside Thrift is a member of the FDIC, it is subject to a broad scheme of regulation under the Federal

Deposit Insurance Act and the regulations of the FDIC. Fireside Thrift is also subject to a large number of federal and state laws of general applicability, including Federal Reserve Board consumer credit regulations.

ITEM 2.  Properties

     Owned Properties

     Unitrin's subsidiary, United, owns the 41-story office building at One East Wacker Drive, Chicago, Illinois, that houses the executive offices of Unitrin and United. Unitrin and United occupy approximately 97,000 square feet of the 527,000 rentable square feet in the building. In addition, Unitrin subsidiaries together own 18 buildings located in 11 states consisting of approximately 324,000 square feet in the aggregate.

     Leased Facilities

     The Unitrin Life and Health Insurance Group leases facilities with aggregate square footage of approximately 301,000 at 173 locations in 23 states. The latest expiration date of the existing leases is October 2006.

     The Unitrin Property and Casualty Insurance Group leases facilities with an aggregate square footage of approximately 399,000 at 14 locations in 9 states. The latest expiration date of the existing leases is July 2007.

     Unitrin Direct leases facilities with an aggregate square footage of approximately 31,000 at 2 locations in California and Pennsylvania. The latest expiration date of the existing leases is October 2005.

     Fireside Thrift occupies 41 leased facilities with an aggregate square footage of approximately 157,000 in California, Arizona, and Oregon (including consumer finance branches and main office buildings). The latest expiration date of the existing leases is September 2008.

     The properties described above are in good condition and suitable for all presently anticipated requirements of the Company.

ITEM 3.  Legal Proceedings

     In October 1999, the Florida Department of Insurance filed and served a subpoena upon the Company's subsidiary, United, in connection with that Department's investigation into the sale and servicing of industrial life insurance and small face amount life insurance policies in the State of Florida. Subsequently, on December 15, 1999, a purported nationwide class action lawsuit was filed against United in the United States District Court for the Middle District of Florida (Wilson, et al. v. United Insurance Company of America), on behalf of "all African-American persons who have (or have had at the time of the Policy's termination), an ownership interest in one or more Industrial Life
Insurance Policies issued, serviced, administered or purchased from United...."
Plaintiffs allege discrimination in premium rates in violation of 42 U.S.C.
(S)1981 in addition to various state law claims. Unspecified compensatory and punitive damages are sought together with equitable relief. United filed a motion to dismiss the lawsuit on March 14, 2000. The Company has determined that United and its other career agency life insurance subsidiaries have in force insurance policies in which race was used as an underwriting factor in pricing or benefits; however, to the best of the Company's knowledge, all such practices ceased 30 or more years ago with regard to newly-issued policies. At least fourteen similar lawsuits have been filed in other jurisdictions against the Company and/or its career agency life insurance subsidiaries. On December 6, 2000, the Judicial Panel on Multidistrict Litigation ordered that the majority of these lawsuits be consolidated for pretrial purposes in the United States District Court for the Eastern District of Louisiana. The Company expects that the remaining lawsuits will also be consolidated into the multidistrict proceeding in Louisiana. The Company believes that it and its subsidiaries have meritorious defenses in these matters; nonetheless, the Company continues to engage in settlement discussions with plaintiffs' counsel and representatives of various insurance departments. On July 17, 2000 the Florida Department of Insurance issued orders to more than two dozen life insurers, including United and the Company's other career agency subsidiaries, to cease collecting a portion of the premiums on certain industrial life policies attributable to past race-distinct underwriting practices. These subsidiaries have appealed the orders directed at them, and accordingly, the orders have been stayed pending further proceedings. In the second quarter of 2000, the Company recorded an after-tax charge of $32.4 million for its estimated cost to ultimately settle these matters. Actual costs may differ from this estimate. However, the Company believes that such difference will not have a material adverse effect on the Company's financial position, but could have a material adverse effect on the Company's results for a given period.

     Unitrin and its subsidiaries are parties to various other legal actions incidental to their businesses; some of these actions seek substantial punitive damages that bear no apparent relationship to the actual damages alleged. In addition, the plaintiffs in certain of these suits seek class action status which, if granted, could expose the Company to potentially significant liability by virtue of the size of the purported class. Although no assurances can be given and no determination can be made as of the date hereof as to the outcome of any particular legal action, the Company and its subsidiaries believe that there are meritorious defenses to these legal actions and are defending them vigorously. Unitrin believes that resolution of these matters will not have a material adverse effect on Unitrin's financial position.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     During the quarter ended December 31, 2000, no matters were submitted to a vote of shareholders.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Unitrin's common stock is traded on the National Market Tier of the Nasdaq Stock Market. The high and low prices for Unitrin's common stock during each quarterly period in 2000 and 1999 are incorporated herein by reference to Note 21 to the Financial Statements, captioned "Quarterly Financial Information (Unaudited)."

     Information as to the amount and frequency of cash dividends declared by Unitrin on its common stock during 2000 and 1999 is incorporated herein by reference to the following portions of the Financial Statements:

     (a) Consolidated Statements of Shareholders' Equity and Comprehensive Income; and

     (b) Dividends Paid to Common Shareholders (Per Share) included in Note 21 under the caption "Quarterly Financial Information (Unaudited)."

     Information as to restrictions on the ability of Unitrin's subsidiaries to transfer funds to Unitrin in the form of cash dividends, loans, or advances is incorporated herein by reference to the following items:

     (a) Note 9 to the Financial Statements, captioned "Shareholders' Equity;"
and

     (b) The "Liquidity and Capital Resources" section of the MD&A.

     As of December 31, 2000, the approximate number of record holders of Unitrin's common stock was 8,000.

ITEM 6.  Selected Financial Data

     Selected consolidated financial data for the five years ended December 31, 2000 is incorporated herein by reference to the data captioned "Financial Highlights" and filed as Exhibit 13.3 hereto.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change in, or disagreement with, the Company's accountants during or relating to the year ended December 31, 2000.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

     Information regarding directors and executive officers, including, to the extent applicable, information required by Item 405 of Regulation S-K, is incorporated herein by reference to the sections captioned "Election of Directors" and "Executive Officers" in the Proxy Statement for the 2001 Annual Meeting of Shareholders of Unitrin. Unitrin plans to file such proxy statement within 120 days after December 31, 2000, the end of Unitrin's fiscal year.

ITEM 11. Executive Compensation

     Information regarding compensation of executive officers is incorporated herein by reference to the section captioned "Compensation of Executive Officers" in the Proxy Statement for the 2001 Annual Meeting of Shareholders of Unitrin. Neither the report by the Compensation Committee of Unitrin's Board of Directors nor the Unitrin stock performance graph to be included in such proxy statement shall be deemed to be incorporated herein by this reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     This information is incorporated herein by reference to the section captioned "Ownership of Common Stock" in the Proxy Statement for the 2001 Annual Meeting of Shareholders of Unitrin.

ITEM 13. Certain Relationships and Related Transactions

     This information is incorporated herein by reference to the section captioned "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement for the 2001 Annual Meeting of Shareholders of Unitrin.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  Documents filed as part of this Report:

1.   Financial Statements. The following financial statements, in response to
     --------------------
     Item 8 of the Form 10-K, have been filed as Exhibit 13.1 and are incorporated by reference into Item 8 hereof:

     The consolidated balance sheets of Unitrin and subsidiaries as of December 31, 2000 and 1999, and the consolidated statements of income, cash flows and shareholders' equity and comprehensive income for the years ended December 31, 2000, 1999 and 1998, together with the notes thereto and the report of KPMG LLP thereon, dated January 31, 2001.

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

     2.1 Stockholder's Agreement, dated as of January 23, 2001, by and among Unitrin, Inc., Northrop Grumman Corporation, and NNG Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation, and irrevocable proxies related thereto (incorporated by reference to Exhibit 2.1 to the Company's Amendment No. 6 to its
               Schedule 13D with respect to Litton Industries, Inc. dated January 31, 2001)

     2.2 Registration Rights Agreement, dated as of January 23, 2001, by and among Unitrin, Inc., Northrop Grumman Corporation, and NNG Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation. (incorporated by reference to Exhibit 2.2 to the

               Company's Amendment No. 5 to its Schedule 13D with respect to Litton Industries, Inc. dated January 24, 2001)

     2.3 Amended and Restated Distribution Agreement, dated as of January 9, 2001, between Unitrin, Inc. and Curtiss-Wright Corporation (incorporated by reference to Exhibit 99.1 to the Company's Amendment No. 5 to its Schedule 13D with respect to Curtiss-Wright Corporation dated January 9, 2001)

     2.4 Amended and Restated Agreement and Plan of Merger, dated as of January 9, 2001, among Unitrin, Inc., CW Disposition Company and Curtiss-Wright Corporation (incorporated by reference to Exhibit
               99.2 to the Company's Amendment No. 5 to its Schedule 13D with respect to Curtiss-Wright Corporation dated January 9, 2001)

     3.1 Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 dated February 15, 1990)

     3.2 Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

     4 Rights Agreement between Unitrin, Inc. and First Chicago Trust Company of New York, as rights agent, dated as of August 3, 1994 (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 3, 1994), as amended by Letter Agreement between Unitrin, Inc. and First Union National Bank, dated October 12, 2000, pursuant to which First Union National Bank was appointed as successor rights agent under such Rights Agreement, effective October 30, 2000

     10.1 Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

     10.2 Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

     10.3 Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

     10.4 Unitrin, Inc. Pension Equalization Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

     10.5 Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994), with the following executive officers:

                   Richard C. Vie (Chairman, President and Chief Executive Officer)
                   David F. Bengston (Vice President)
                   Eric J. Draut (Senior Vice President, Treasurer and Chief Financial Officer )
                   Scott Renwick (General Counsel and Secretary)
                   Donald G. Southwell (Senior Vice President)

               (Note: Each of the foregoing agreements is identical except that the severance compensation multiple is 2.99 for Mr. Vie and 2.0 for the other executive officers. The term of these agreements has been extended by action of Unitrin's Board of Directors through January 1, 2002.)

     10.6 Severance Compensation Plan After Change of Control (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994; the term of this plan has been extended by action of Unitrin's Board of Directors through January 1, 2002.)

     10.7 1998 Unitrin, Inc. Bonus Plan for Senior Executives (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated April 9, 1998, in connection with the Annual Meeting of Shareholders)

     10.8 Amended and Restated Credit Agreement, dated September 17, 1997, among Unitrin, Inc., the Lenders party thereto, and NationsBank of Texas, N.A. (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. Pursuant to the terms of such agreement, the Company's borrowing capacity thereunder was increased to $440 million, effective March 28, 2000.)

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

     24        Power of Attorney (included on the signature page hereof)

      (b)      Reports on Form 8-K. None

      (c)      Exhibits. Included in Item 14(a)3 above.

      (d)      Financial Statement Schedules. Included in Item 14(a)2 above.

                 Caution Regarding Forward-Looking Statements
                 --------------------------------------------

     This 2000 Annual Report on Form 10-K, and the accompanying Financial Statements and MD&A, contain forward-looking statements which usually include words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "forecast(s)" and similar expressions. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this 2000 Annual Report on Form 10-K. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in such statements. Such risks and uncertainties include, but are not limited to, those described in the MD&A, changes in economic factors (such as interest rates and stock market fluctuations), changes in competitive conditions (including availability of labor with required technical or other skills), the number and severity of insurance claims (including those associated with catastrophe losses), regulatory approval of insurance premium rates, license applications and similar matters, governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations) and adverse judgments in litigation to which the Company or its subsidiaries are parties. No assurances can be given that the results contemplated in any forward-looking statements will be achieved including, without limitation, completion of the proposed acquisition of Litton by Northrop and the tax-free distribution of Curtiss-Wright by Unitrin. The Company assumes no obligation to release publicly any revisions to any forward-looking statements as a result of events or developments subsequent to the date of this 2000 Annual Report on Form 10-K.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Unitrin, Inc. has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on January 31, 2001.

                                 UNITRIN, INC.
                                 (Registrant)

                             By: /s/ Richard C. Vie
                                 ------------------
                                 Richard C. Vie
                                 Chairman of the Board, President and
                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Unitrin, Inc. in the capacities indicated on January 31, 2001.

       Signature                                    Title
       ---------                                    -----
/s/ Richard C. Vie             Chairman of the Board, President, Chief Executive
------------------             Officer and Director
Richard C. Vie

/s/ Eric J. Draut              Senior Vice President, Treasurer and Chief
-----------------              Financial Officer (principal financial officer)
Eric J. Draut

/s/ Richard Roeske             Vice President and Chief Accounting Officer
------------------             (principal accounting officer)
Richard Roeske

                               Director
--------------------
James E. Annable

                               Director
--------------------
Douglas G. Geoga

/s/ Reuben L. Hedlund          Director
---------------------
Reuben L. Hedlund

                               Director
---------------------
Jerrold V. Jerome

/s/ William E. Johnston, Jr.   Director
----------------------------
William E. Johnston, Jr.

/s/ Fayez S. Sarofim           Director
--------------------
Fayez S. Sarofim

                                                                      SCHEDULE I



                         UNITRIN, INC. AND SUBSIDIARES
             INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 2000
                             (Dollars in Millions)



                                                                                                   Amount
                                                             Amortized            Fair            Carried in
                                                               Cost               Value           Balance Sheet
                                                            -----------      -------------      ---------------
Fixed Maturities:
   Bonds and Notes:
     United States Government and
       Government Agencies and Authorities                  $   1,700.0      $     1,714.4      $       1,714.4
     States, Municipalities
       and Political Subdivisions                                 104.6              105.6                105.6
   Corporate Securities:
     Other Bonds and Notes                                        809.0              799.8                799.8
     Redemptive Preferred Stocks                                  116.3              113.4                113.4
                                                            -----------      -------------      ---------------
       Total Investments in Fixed Maturities                    2,729.9            2,733.2              2,733.2
                                                            -----------      -------------      ---------------

Equity Securities:
   Common Stocks                                                  117.2              281.5                281.5
   Non-redemptive Preferred Stocks                                 88.5               86.3                 86.3
                                                            -----------      -------------      ---------------
       Total Investments in Equity Securities                     205.7              367.8                367.8
                                                            -----------      -------------      ---------------

Investees (A)
   Litton Industries, Inc.                                        430.8              996.0                430.8
   UNOVA, Inc.                                                     66.5               45.9                 66.5
   Curtiss-Wright Corporation                                     122.7              203.8                122.7
                                                            -----------      -------------      ---------------
       Total Investees                                            620.0            1,245.7                620.0
                                                            -----------      -------------      ---------------

Loans, Real Estate and Short-term Investments                     512.5              XXX.X                512.5
                                                            -----------                         ---------------
       Total Investments                                    $   4,068.1                         $       4,233.5
                                                            ===========                         ===============


(A) - Amortized Cost = Cost Plus Cumulative Undistributed Earnings.


See Accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                                 UNITRIN, INC.
                         PARENT COMPANY BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999
                             (Dollars in Millions)




                                                          December 31,
                                                   -------------------------
                                                      2000              1999
ASSETS

Investment in Subsidiaries and Investees           $ 2,459.7        $ 2,392.5
Equity Securities at Fair Value
(Cost: 2000 - $0.3; 1999 - $0.3)                         0.5              0.5
Short Term Investments                                 173.1             29.0
Other Assets                                             1.9              1.2
                                                   ---------        ---------

Total Assets                                       $ 2,635.2        $ 2,423.2
                                                   =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes Payable - Revolving Credit Agreement         $   179.0            111.0
Notes Payable to Subsidiary, 6.75% Due 2008            450.0            450.0
Accrued Expenses and Other Liabilities                 305.0            145.2
                                                   ---------        ---------

Total Liabilities                                      934.0            706.2
                                                   ---------        ---------

Shareholders' Equity:
  Common Stock                                           6.8              7.1
  Additional Paid-in Capital                           442.6            439.6
  Retained Earnings                                  1,150.2          1,280.1
  Accumulated Other Comprehensive Income (Loss)        101.6             (9.8)
                                                   ---------        ---------

Total Shareholders' Equity                           1,701.2          1,717.0
                                                   ---------        ---------

Total Liabilities and Shareholders' Equity         $ 2,635.2        $ 2,423.2
                                                   =========        =========

See Accompanying Independent Auditors' Report.

                                                                     SCHEDULE II
                                 UNITRIN, INC.
                      PARENT COMPANY STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (Dollars in Millions)

                                                                 Years Ended December 31,
                                                        ------------------------------------------
                                                           2000            1999            1998
                                                        ----------      ----------      ----------
Net Investment Income                                   $        -      $      2.7      $      2.4
Net Gains (Losses) on Sales of Investments                    (0.7)           82.1            (2.5)
                                                        ----------      ----------      ----------
Total Revenues                                                (0.7)           84.8            (0.1)
                                                        ----------      ----------      ----------

Interest Expense                                              48.7            38.8            14.1
Other Operating (Income) Expenses                             (3.4)           (1.6)           (1.4)
                                                        ----------      ----------      ----------
Total Operating Expenses                                      45.3            37.2            12.7
                                                        ----------      ----------      ----------

Income (Loss) Before Income Taxes and Equity
  in Net Income of Subsidiaries and Investees                (46.0)           47.6           (12.8)

Income Tax Benefit (Expense)                                  16.1           (16.2)            5.1
                                                        ----------      ----------      ----------

Income (Loss) Before Equity in
  Net Income of Subsidiaries and Investees                   (29.9)           31.4            (7.7)

Equity in Net Income of Subsidiaries and Investees           120.9           169.6           518.5
                                                        ----------      ----------      ----------

Net Income                                              $     91.0      $    201.0      $    510.8
                                                        ==========      ==========      ==========

See Accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                                 UNITRIN, INC.
                    PARENT COMPANY STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (Dollars in Millions)


                                                                             Years Ended December 31,
                                                                   -------------------------------------------
                                                                       2000            1999             1998
                                                                   ----------       ----------      ----------
Operating Activities:
  Net Income                                                       $     91.0       $    201.0      $    510.8
  Adjustment Required to Reconcile Net Income
   to Net Cash Provided by Operations:
     Equity in Net Income of Subsidiaries and Investees                (120.9)          (169.6)         (518.5)
     Cash Dividends from Subsidiaries                                   188.0              7.5            26.0
     Cash Dividends from Investee                                         2.3              2.3             2.3
     (Gain) Loss on Sale of Investments                                   0.7            (82.1)            2.5
     Other, Net                                                         158.9           (128.4)          174.4
                                                                   ----------       ----------      ----------

Net Cash Provided (Used) by Operating Activities                        320.0           (169.3)          197.5
                                                                   ----------       ----------      ----------

Investing Activities:
  Purchase of Securities from Subsidiaries:
     Baker Hughes Common Stock                                              -                -          (310.0)
  Purchase of Common Stock                                                  -             (0.3)              -
  Sale of Baker Hughes Common Stock                                         -            392.1               -
  Redemption of Equity Securities                                           -                -            47.5
  Change in Short-term Investments                                     (144.1)            61.0           (79.2)
  Capital Contributed to Subsidiaries                                   (25.0)               -           (10.0)
  Other, Net                                                                -                -            (0.7)
                                                                   ----------       ----------      ----------

Net Cash Privided (Used) by Investing Activities                       (169.1)           452.8          (352.4)
                                                                   ----------       ----------      ----------

Financing Activities:
  Notes Payable Proceeds:
     Revolving Credit Agreement                                         756.7            436.3           381.6
     From Subsidiary                                                        -                -           450.0
  Notes Payable Payments:
     Revolving Credit Agreement                                        (688.7)          (435.3)         (346.6)
  Cash Dividends Paid                                                  (103.1)          (101.7)         (100.7)
  Common Stock Repurchases                                             (122.3)          (191.4)         (232.9)
  Issuance of Unitrin Common Stock                                        6.5              8.6             3.5
                                                                   ----------       ----------      ----------

Net Cash Provided (Used) by Financing Activities                       (150.9)          (283.5)          154.9
                                                                   ----------       ----------      ----------
Increase (Decrease) in Cash                                                 -                -               -
Cash, Beginning of Year                                                     -                -               -
                                                                   ----------       ----------      ----------

Cash, End of Year                                                  $        -       $        -      $        -
                                                                   ==========       ==========      ==========


See Accompanying Independent Auditors' Report.

                                                                     SCHEDULE II
                                 UNITRIN, INC.
               PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (Dollars in Millions)

                                                                                      Years Ended December 31,
                                                                                ------------------------------------
                                                                                   2000        1999         1998
                                                                                ----------  -----------  -----------
 Net Income                                                                       $  91.0      $ 201.0     $ 510.8

 Other Comprehensive Income:
   Gross Unrealized Holding Gains (Losses) Arising During Year:
        Securities Held by Subsidiaries                                             311.5        (54.5)      (11.5)
        Securities Held by Parent                                                     0.1        132.9       (59.8)
        Equity in Other Comprehensive Income (Loss) of Investees                     (6.8)        (2.0)        0.2
                                                                                  -------      -------     -------
        Gross Unrealized Holding Gains (Losses) Arising During Year                 304.8         76.4       (71.1)
        Income Tax Benefit (Expense)                                               (107.0)       (26.9)       25.0
                                                                                  -------      -------     -------
        Unrealized Holding Gains (Losses) Arising During Year, Net                  197.8         49.5       (46.1)
                                                                                  -------      -------     -------
   Reclassification Adjustment for Gross (Gains) Losses Realized in Net Income:
        Securities Held by Subsidiaries                                            (132.9)       (29.5)      (66.9)
        Securities Held by Parent                                                      -         (82.1)        2.5
                                                                                  -------      -------     -------
        Reclassification Adjustment for Gross Gains Realized in Net Income         (132.9)      (111.6)      (64.4)
        Income Tax Expense                                                           46.5         39.1        22.0
                                                                                  -------      -------     -------
        Reclassification Adjustment for Gains Realized in Net Income, Net           (86.4)       (72.5)      (42.4)
                                                                                  -------      -------     -------
 Other Comprehensive Income                                                         111.4        (23.0)      (88.5)
                                                                                  -------      -------     -------
 Total Comprehensive Income                                                       $ 202.4      $ 178.0     $ 422.3
                                                                                  =======      =======     =======

See Accompanying Independent Auditors' Report.

                                                                    SCHEDULE III

                        UNITRIN, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
                             (Dollars in Millions)

                                                                Insurance    Amortization
                                                                  Claims     Of Deferred               Deferred
                                                       Net         and          Policy      Other       Policy
                                         Premiums  Investment Policyholders' Acquisition  Insurance   Acquisition Insurance Unearned
                               Premiums  Written     Income      Benefits       Costs      Expenses      Costs    Reserves  Premiums
                               --------  --------  ---------- -------------- ----------- ------------  --------   --------- --------
Year Ended December 31, 2000:
  Life and Health (1)          $  682.0   $  N/A     $181.4      $  423.0      $ 68.3       $307.1      $273.6    $2,108.8  $ 27.6
  Property and Casualty           765.9    822.8       59.3         616.6       103.9        133.4        48.6       534.0   357.7
  Other (2)                           -      N/A      (17.6)            -           -         (3.2)          -           -       -
                               --------   ------     ------      --------      ------       ------      ------    --------  ------
    Total                      $1,447.9   $  N/A     $223.1      $1,039.6      $172.2       $437.3      $322.2    $2,642.8  $385.3
                               ========   ======     ======      ========      ======       ======      ======    ========  ======

Year Ended December 31, 1999:
  Life and Health (1)          $  713.2   $  N/A     $164.8      $  406.4      $ 74.2       $300.0      $276.9    $2,104.1  $ 30.9
  Property and Casualty           660.1    656.7       47.0         482.7        88.9        115.3        47.3       514.0   310.5
  Other                               -      N/A       (8.8)            -           -         (4.8)          -           -       -
                               --------   ------     ------      --------      ------       ------      ------    --------  ------
    Total                      $1,373.3   $  N/A     $203.0      $  889.1      $163.1       $410.5      $324.2    $2,618.1  $341.4
                               ========   ======     ======      ========      ======       ======      ======    ========  ======

Year Ended December 31, 1998:
  Life and Health (1)          $  580.0   $  N/A     $143.1      $  326.2      $ 50.5       $275.3
  Property and Casualty           648.3    608.2       43.5         455.6        98.8         92.6
  Other                               -      N/A       (0.2)            -           -         (9.5)
                               --------   ------     ------      --------      ------       ------
    Total                      $1,228.3   $  N/A     $186.4      $  781.8      $149.3       $358.4
                               ========   ======     ======      ========      ======       ======

(1) The Company's Life and Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life and Health Insurance segment.

(2) Other Insurance Expenses include start-up costs of $6.1 million for Unitrin Direct.

See Accompanying Independent Auditors' Report.

                                                                   SCHEDULE IV

                                 UNITRIN, INC.
                             REINSURANCE SCHEDULE
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, and 1998
                             (Dollars in Millions)



                                                                                              Percentage
                                                      Ceded to      Assumed                    of Amount
                                       Gross            Other      from Other      Net        Assumed to
                                       Amount         Companies    Companies      Amount          Net
                                   --------------    ------------  ---------- -------------   -----------
Year Ended December 31, 2000:
-----------------------------
Life Insurance in Force             $    20,990.1    $    1,389.1  $    0.0   $    19,601.0           -

Premiums
    Life Insurance                  $       408.3    $        1.9  $    0.0   $       406.4           -
    Accident and Health Insurance           194.7             4.3       0.0           190.4           -
    Property and Liability Insurance        771.6            23.5     103.0           851.1         12.1%
                                    -------------    ------------  --------   -------------   -----------
Total Premiums                      $     1,374.6    $       29.7  $  103.0   $     1,447.9          7.1%
                                    =============    ============  ========   =============   ===========


Year Ended December 31, 1999:
-----------------------------
Life Insurance in Force             $    21,307.7    $    1,505.1  $    0.0   $    19,802.6           -

Premiums
    Life Insurance                  $       416.4    $        3.2  $    0.0   $       413.2           -
    Accident and Health Insurance           223.9             6.0       0.1           218.0          0.0%
    Property and Liability Insurance        670.4            24.4      96.1           742.1         12.9%
                                    -------------    ------------  --------   -------------   -----------
Total Premiums                      $     1,310.7    $       33.6  $   96.2   $     1,373.3          7.0%
                                    =============    ============  ========   =============   ===========


Year Ended December 31, 1998:
-----------------------------
Life Insurance in Force             $    21,221.4    $    1,567.2  $    0.0   $    19,654.2           -

Premiums
    Life Insurance                  $       378.1    $        2.1  $    0.0   $       376.0           -
    Accident and Health Insurance           140.7             5.4       0.2           135.5          0.1%
    Property and Liability Insurance        651.2            16.2      81.8           716.8         11.4%
                                    -------------    ------------  --------   -------------   -----------
Total Premiums                      $     1,170.0    $       23.7  $   82.0   $     1,228.3          6.7%
                                    =============    ============  ========   =============   ===========



See Accompanying Independent Auditors' Report.
