Form 10-K405/A
period 2000-12-31
UNITRIN INC
filed 2001-02-08
CIK 860748

================================================================================

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

         Yes [X]                                         No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing market price of Registrant's common stock on December 31, 2000 the aggregate market value of such stock held by non-affiliates of Registrant is approximately $ 2.5 billion. Solely for purposes of this calculation, all executive officers and directors of Registrant are considered affiliates.

     Registrant had 67,648,447 shares of common stock outstanding as of December 31, 2000.

                      Documents Incorporated by Reference

                                                       Part of the Form 10-K
         Document                                      into which incorporated

Portions of Proxy Statement for 2001 Annual Meeting                 Part III
================================================================================

                         AMENDMENT No. 1 TO FORM 10-K

This Form 10-K/A, Amendment No. 1 amends and supplements the Form 10-K of Unitrin, Inc. ("Unitrin") for the year ended December 31, 2000 which was originally filed by Unitrin on February 1, 2001 (the "Original Form 10-K"). The purpose of this Form 10-K/A, Amendment No. 1 is to replace "Management's Discussion and Analysis of Results of Operations and Financial Condition" (the "MD&A") filed as Exhibit 13.2 to the Original Form 10-K with an amended and restated version of the MD&A. The amended and restated MD&A is filed with this Form 10-K/A, Amendment No. 1 as Exhibit 13.2 and hereby shall replace and be substituted for the MD&A appended to the Original Form 10-K. Accordingly, all references in the Original 10-K to the MD&A including, without limitation, such references contained in Items 1, 7, 7A, and 14 thereof, are amended and restated in their entirety so as to constitute references to the amended and restated MD&A attached to this Form 10-K/A, Amendment No. 1.

The effect of the amendment is delete the third sentence in the first paragraph of the MD&A under the heading "Property and Casualty Insurance" and replace it in its entirety with the following: "Excluding the effects of the VGI acquisition, premiums increased by $40.7 million due primarily to higher rates, partially offset by lower volume of homeowners and commercial property insurance."

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)  Documents filed as part of this Report:

1.   Financial Statements. The following financial statements, in response to
     Item 8 of the Form 10-K, have been filed as Exhibit 13.1 to Unitrin's Annual Report on Form 10-K, filed on February 1, 2001, and are incorporated by reference into Item 8 thereof:

     The consolidated balance sheets of Unitrin and subsidiaries as of December 31, 2000 and 1999, and the consolidated statements of income, cash flows and shareholders' equity and comprehensive income for the years ended December 31, 2000, 1999 and 1998, together with the notes thereto and the report of KPMG LLP thereon, dated January 31, 2001.

2. Financial Statement Schedules. The following four financial statement schedules are included in Unitrin's Annual Report on Form 10-K filed on February 1, 2001. Schedules not listed here have been omitted because they are not applicable or not material or the required information is included in the Financial Statements.

          Schedule I:    Investments Other Than Investments in Related Parties
          Schedule II:   Parent Company Financial Statements
          Schedule III:  Supplementary Insurance Information
          Schedule IV:   Reinsurance Schedule

3. Exhibits. The following exhibits are either filed as a part hereof, included in Unitrin's Annual Report on Form 10-K (filed on February 1,
     2001) or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.1 through 10.7 relate to compensatory plans filed or incorporated by reference as exhibits hereto pursuant to Item 14(c) of Form 10-K.

2.1 Stockholder's Agreement, dated as of January 23, 2001, by and among Unitrin, Inc., Northrop Grumman Corporation, and NNG, Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation, and irrevocable proxies related thereto (incorporated by reference to Exhibit 2.1 to the Company's Amendment No. 6 to its Schedule 13D with respect to Litton Industries, Inc. dated January 31, 2001)

2.2 Registration Rights Agreement, dated as of January 23, 2001, by and among Unitrin, Inc., Northrop Grumman Corporation, and NNG, Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation. (incorporated by reference to Exhibit 2.2 to the Company's Amendment No. 5 to its Schedule 13D with respect to Litton Industries, Inc. dated January 24, 2001)

2.3 Amended and Restated Distribution Agreement, dated as of January 9, 2001, between Unitrin, Inc. and Curtiss-Wright Corporation (incorporated by reference to Exhibit 99.1 to the Company's Amendment No. 5 to its Schedule 13D with respect to Curtiss-Wright Corporation dated January 9, 2001)

2.4 Amended and Restated Agreement and Plan of Merger, dated as of January 9, 2001, among Unitrin, Inc., CW Disposition Company and Curtiss-Wright Corporation (incorporated by reference to Exhibit 99.2 to the Company's Amendment No. 5 to its Schedule 13D with respect to Curtiss-Wright Corporation dated January 9, 2001)

3.1  Certificate of Incorporation (incorporated herein by reference to Exhibit
     3.1 to the Company's Registration Statement on Form 10 dated February 15,
     1990)

3.2  Amended and Restated By-Laws (incorporated herein by reference to Exhibit
     3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

4 Rights Agreement between Unitrin, Inc. and First Chicago Trust Company of New York, as rights agent, dated as of August 3, 1994 (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 3, 1994), as amended by Letter Agreement between Unitrin, Inc. and First Union National Bank, dated October 12, 2000, pursuant to which First Union National Bank was appointed as successor rights agent under such Rights Agreement, effective October 30, 2000 (included as
     Exhibit 4 to Unitrin's Annual Report on Form 10-K, filed February 1, 2001)

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

          Richard C. Vie (Chairman, President and Chief Executive Officer) David F. Bengston (Vice President)
          Eric J. Draut (Senior Vice President, Treasurer and Chief Financial Officer)
          Scott Renwick (General Counsel and Secretary)
          Donald G. Southwell (Senior Vice President)

     (Note: Each of the foregoing agreements is identical except that the severance compensation multiple is 2.99 for Mr. Vie and 2.0 for the other executive officers. The term of these agreements has been extended by action of Unitrin's Board of Directors through January 1, 2002.)

10.6 Severance Compensation Plan After Change of Control (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended 1994; the term of this plan has been extended by action of Unitrin's Board of Directors through January 1, 2002.)

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

13.1 Financial Statements (included as Exhibit 13.1 to Unitrin's 2000 Annual Report on Form 10-K, filed on February 1, 2001)

13.2 MD&A

13.3 Financial Highlights (included as Exhibit 13.3 to Unitrin's 2000 Annual Report on Form 10-K, filed on February 1, 2001)

21 Subsidiaries of Unitrin, Inc. (included as Exhibit 21 to Unitrin's 2000 Annual Report on Form 10-K, filed on February 1, 2001)

23.1 Reports of KPMG LLP (included in Exhibit 13.1 and filed as Exhibit 23.1 to Unitrin's Annual Report on Form 10-K, filed February 1, 2001)

23.2 Consent of KPMG LLP (included as Exhibit 23.2 to Unitrin's 2000 Annual Report on Form 10-K, filed on February 1, 2001)

24 Power of Attorney (included on the signature page of Unitrin's 2000 Annual Report on Form 10-K, filed on February 1, 2001)

(b)  Reports on Form 8-K.  None

(c)  Exhibits.  Included in Item 14(a)3 above

(d)  Financial Statement Schedules.  Included in Item 14(a)2 above

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Unitrin, Inc. has duly caused this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on February 7, 2001.

                                     UNITRIN, INC.
                                     (Registrant)

                                 By: /s/ Richard C. Vie*
                                     -------------------
                                     Richard C. Vie
                                     Chairman of the Board, President and
                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Unitrin, Inc. in the capacities indicated on February 7, 2001.


        Signature                                      Title
        ---------                                      -----

/s/ Richard C. Vie*                   Chairman of the Board, President,
------------------------------        Chief Executive Officer and Director
Richard C. Vie

/s/ Eric J. Draut                     Senior Vice President,
------------------------------        Treasurer and Chief Financial Officer
Eric J. Draut                         (principal financial officer)

/s/ Richard Roeske*                   Vice President and Chief Accounting
------------------------------        Officer (principal accounting officer)
Richard Roeske

                                      Director
------------------------------
James E. Annable

                                      Director
------------------------------
Douglas G. Geoga

/s/ Reuben L. Hedlund*                Director
------------------------------
Reuben L. Hedlund

                                      Director
------------------------------
Jerrold V. Jerome


/s/ William E. Johnston, Jr.*         Director
------------------------------
William E. Johnston, Jr.

/s/ Fayez S. Sarofim*                 Director
------------------------------
Fayez S. Sarofim



* By: /s/ Eric J. Draut
     -------------------------------
     Eric J. Draut, Attorney-in-Fact
     Pursuant to a Power of Attorney