Form 10-Q
period 2001-03-31
UNITRIN INC
filed 2001-04-25
CIK 860748

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


[X]            Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarterly Period Ended               March 31, 2001
                            --------------------------------------------------

                                      OR

[_]            Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Transition Period from                          to
                                 ----------------------    -------------------

Commission file number                       0-18298
                        ------------------------------------------------------

                                  Unitrin, Inc.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                    95-4255452
------------------------------------------------------------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

   One East Wacker Drive, Chicago, Illinois                  60601
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

                    Yes     X        No
                         --------        --------

67,498,894 shares of common stock, $0.10 par value, were outstanding as of March 31, 2001.

                                 UNITRIN, INC.

                                     INDEX

                                                                        Page
                                                                      ---------
PART I.    Financial Information.

Item 1.    Financial Statements.

           Condensed Consolidated Statements of                           1
           Income for the Three Months Ended
           March 31, 2001 and 2000 (Unaudited).

           Condensed Consolidated Balance Sheets as of                    2
           March 31, 2001 (Unaudited) and
           December 31, 2000.

           Condensed Consolidated Statements of Cash                      3
           Flows for the Three Months Ended
           March 31, 2001 and 2000 (Unaudited).

           Notes to the Condensed Consolidated                           4-8
           Financial Statements (Unaudited).

Item 2.    Management's Discussion and Analysis of                       9-13
           Results of Operations and Financial Condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.    13

PART II.   Other Information.

Item 1.    Legal Proceedings.                                             13

Item 6.    Exhibits and Reports on Form 8-K.                            13-14

Signatures                                                                15

                        UNITRIN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)


                                                                               Three Months Ended
                                                                          -----------------------------
                                                                             March 31,       March 31,
                                                                               2001            2000
                                                                          -------------   -------------
Revenues:
Premiums                                                                       $ 370.7         $ 355.7
Consumer Finance Revenues                                                         38.6            33.5
Net Investment Income                                                             56.8            53.9
Net Gains on Sales of Investments                                                  1.7            36.5
                                                                          -------------   -------------
Total Revenues                                                                   467.8           479.6
                                                                          -------------   -------------

Expenses:
Insurance Claims and Policyholders' Benefits                                     262.5           251.7
Insurance Expenses                                                               150.0           147.7
Consumer Finance Expenses                                                         32.5            27.3
Interest and Other Expenses                                                        4.9             5.0
                                                                          -------------   -------------
Total Expenses                                                                   449.9           431.7
                                                                          -------------   -------------

Income before Income Taxes and Equity
   in Net Income of Investees                                                     17.9            47.9
Income Tax Expense                                                                 6.5            17.0
                                                                          -------------   -------------
Income before Equity in Net Income of Investees                                   11.4            30.9
Equity in Net Income of Investees                                                  5.2            11.0
                                                                          -------------   -------------

Net Income                                                                      $ 16.6          $ 41.9
                                                                          =============   =============

Net Income Per Share                                                            $ 0.25          $ 0.60
                                                                          =============   =============

Net Income Per Share Assuming Dilution                                          $ 0.24          $ 0.60
                                                                          =============   =============


The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in millions, except per share amount)

                                                                            March 31,    December 31,
                                                                               2001         2000
                                                                            -----------  -----------
                                                                            (Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized
  Cost: 2001 - $2,694.3; 2000 - $2,729.9)                                    $ 2,735.5    $ 2,733.2
Equity Securities at Fair Value
  (Cost:  2001 - $199.9; 2000 - $205.7)                                          326.0        367.8
Investees at Cost Plus Cumulative Undistributed Earnings
  (Fair Value: 2001 - $1,266.1; 2000 - $1,245.7)                                 628.4        620.0
Other                                                                            574.5        512.5
                                                                            -----------  -----------
Total Investments                                                              4,264.4      4,233.5
                                                                            -----------  -----------

Cash                                                                              16.5         23.3
Consumer Finance Receivables at Cost (Fair
  Value: 2001 - $699.6; 2000 - $677.8)                                           702.4        681.1
Other Receivables                                                                424.5        420.5
Deferred Policy Acquisition Costs                                                325.5        322.2
Other Assets                                                                     479.4        484.2
                                                                            -----------  -----------
Total Assets                                                                 $ 6,212.7    $ 6,164.8
                                                                            ===========  ===========

Liabilities and Shareholders' Equity:
Insurance Reserves:
Life and Health                                                              $ 2,115.6    $ 2,101.4
Property and Casualty                                                            541.1        541.4
                                                                            -----------  -----------
Total Insurance Reserves                                                       2,656.7      2,642.8
                                                                            -----------  -----------

Investment Certificates and Savings Accounts at Cost
  (Fair Value: 2001 - $737.0; 2000 - $698.6)                                     738.0        703.4
Unearned Premiums                                                                407.1        385.3
Accrued and Deferred Income Taxes                                                240.1        248.1
Notes Payable                                                                    144.8        180.0
Accrued Expenses and Other Liabilities                                           340.0        304.0
                                                                            -----------  -----------
Total Liabilities                                                              4,526.7      4,463.6
                                                                            -----------  -----------

Shareholders' Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized;
  67,498,894 and 67,648,447 Shares Issued and Outstanding at
  March 31, 2001 and December 31, 2000                                             6.7          6.8
Paid-in Capital                                                                  447.7        442.6
Retained Earnings                                                              1,128.5      1,150.2
Accumulated Other Comprehensive Income                                           103.1        101.6
                                                                            -----------  -----------
Total Shareholders' Equity                                                     1,686.0      1,701.2
                                                                            -----------  -----------
Total Liabilities and Shareholders' Equity                                   $ 6,212.7    $ 6,164.8
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

                        UNITRIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                                            Three Months Ended
                                                                       -----------------------------
                                                                          March 31,       March 31,
                                                                            2001            2000
                                                                       -------------  --------------
Operating Activities:
Net Income                                                                   $ 16.6          $ 41.9
Adjustments to Reconcile Net Income to Net Cash
  Provided (Used) by Operations:
   Change in Deferred Policy Acquisition Costs                                 (1.2)           (3.2)
   Equity in Net Income of Investees before Taxes                              (8.0)          (17.1)
   Amortization of Investments                                                  1.3             5.0
   (Increase) Decrease in Receivables                                          (4.0)            5.0
   Increase in Insurance Reserves and Unearned Premiums                        33.9            27.6
   Increase (Decrease) in Accrued and Deferred Income Taxes                    (8.3)           19.6
   Increase in Accrued Expenses and Other Liabilities                          33.6            14.9
   Net Gains on Sales of Investments                                           (1.7)          (36.5)
   Provision for Loan Losses                                                    7.6             6.6
   Other, Net                                                                   0.2           (16.8)
                                                                       -------------  --------------
Net Cash Provided by Operating Activities                                      70.0            47.0
                                                                       -------------  --------------

Investing Activities:
Sales and Maturities of Fixed Maturities                                      362.9           298.4
Purchases of Fixed Maturities                                                (327.8)         (450.0)
Sales and Redemptions of Equity Securities                                      8.1           132.4
Purchases of Equity Securities                                                 (1.2)              -
Disposition of Businesses, Net of Cash Disposed                                   -             4.3
Change in Consumer Finance Receivables                                        (28.8)          (24.5)
Change in Short-term Investments                                              (60.0)          (13.0)
Other, Net                                                                      2.3            (5.0)
                                                                       -------------  --------------
Net Cash Used by Investing Activities                                         (44.5)          (57.4)
                                                                       -------------  --------------

Financing Activities:
Change in Investment Certificates and Savings Accounts                         34.6            11.3
Change in Universal Life and Annuity Contracts                                  1.8             1.7
Notes Payable Proceeds                                                            -           152.5
Notes Payable Payments                                                        (35.2)          (58.9)
Cash Dividends Paid                                                           (27.1)          (26.3)
Common Stock Repurchases                                                      (10.0)          (70.6)
Other, Net                                                                      3.6             0.7
                                                                       -------------  --------------
Net Cash Provided (Used) by Financing Activities                              (32.3)           10.4
                                                                       -------------  --------------
Decrease in Cash                                                               (6.8)              -
Cash, Beginning of Year                                                        23.3            24.1
                                                                       -------------  --------------
Cash, End of Period                                                          $ 16.5          $ 24.1
                                                                       =============  ==============

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Unitrin, Inc. ("Unitrin" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles ("GAAP"). In the opinion of the Company's management, the Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation. Certain prior year amounts have been reclassified to conform to the current year's presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K, filed with the Commission for the year ended December 31, 2000.

Note 2 - Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" for the three months ended March 31, 2001 and 2000 were:

                                                                                Three Months Ended
                                                                             -------------------------
                                                                              March 31,     March 31,
(Dollars and Shares in Millions, Except Per Share Amounts)                      2001           2000
----------------------------------------------------------                   ----------    -----------
Net Income                                                                      $ 16.6         $ 41.9
Dilutive Effect on Net Income from
   Investees' Equivalent Shares                                                   (0.2)          (0.1)
                                                                             ----------    -----------
Net Income Assuming Dilution                                                    $ 16.4         $ 41.8
                                                                             ==========    ===========

Weighted Average Common Shares Outstanding                                        67.6           70.1
Dilutive Effect of Unitrin Stock Option Plans                                      0.4            0.1
                                                                             ----------    -----------
Weighted Average Common Shares and
   Equivalent Shares Outstanding Assuming Dilution                                68.0           70.2
                                                                             ==========    ===========

Net Income Per Share                                                            $ 0.25         $ 0.60
                                                                             ==========    ===========

Net Income Per Share Assuming Dilution                                          $ 0.24         $ 0.60
                                                                             ==========    ===========

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

Based on the most recently available public information, Unitrin's voting percentage in Litton common stock at March 31, 2001 was approximately 28% and Unitrin's investment in Litton exceeded 10% of Unitrin's Shareholders' Equity. The amounts included in Unitrin's financial statements for Litton represent amounts reported by Litton for periods ending two months earlier. Accordingly, amounts included in these financial statements represent the amounts reported by Litton for the three month periods ended January 31, 2001 and 2000. Summarized financial information reported by Litton for such periods was:

                                              Three Months Ended
                                          ---------------------------
                                          January 31,    January 31,
(Dollars in Millions)                        2001           2000
----------------------------------------  -----------    ------------

Revenues                                    $1,344.9       $ 1,349.0
                                          ===========    ============

Cost of Sales                               $1,069.3       $ 1,094.0
                                          ===========    ============

Income from Continuing Operations           $   49.7       $    36.8
                                          ===========    ============

Net Income                                  $   49.7       $    36.8
                                          ===========    ============


Equity in Net Income of Investees was $5.2 million and $11.0 million for the three months ended March 31, 2001 and 2000, respectively. Equity in Net Income of Investees for each of the Company's investee companies for the three months ended March 31, 2001 and 2000 was:

                                                Three Months Ended
                                            ---------------------------
                                             March 31,       March 31,
 (Dollars in Millions)                        2001             2000
-----------------------------------------   ----------       ---------
Curtiss-Wright Corporation                  $      2.9       $     2.5
Litton Industries, Inc.                            8.8             6.5
UNOVA, Inc.                                       (6.5)            2.0
                                            ----------       ---------
Equity in Net Income of Investees           $      5.2       $    11.0
                                            ==========       =========

Unitrin's proportionate share of UNOVA's results include an after-tax loss of $2.8 million related to UNOVA's charges for workforce reductions, consolidation of manufacturing facilities, sales and field service offices as well as inventory and warranty adjustments.

In April 2001, Northrop Grumman Corporation ("Northrop") completed its tender offer for and acquired Litton. Prior to the Northrop-Litton transaction, Unitrin and its subsidiaries owned approximately 12.7 million shares of Litton common stock, or approximately 28% of Litton's outstanding common stock. Unitrin and its subsidiaries tendered all of their shares of Litton common stock. In exchange for its holdings of Litton common stock, Unitrin and its subsidiaries received approximately 1.8 million shares of Northrop Series B preferred stock and approximately 7.7 million shares of Northrop common stock in a tax-free exchange. In addition to receiving the Northrop preferred and common stock, Unitrin and its subsidiaries received cash of $174.8 million. The Company estimates that it will recognize a pre-tax accounting gain of $562.1 million and an after-tax accounting gain of approximately $362.4 million, or $5.37 per common share for its second quarter ending June 30, 2001 related to this transaction.

Prior to Northrop's acquisition of Litton, Unitrin accounted for its investment in Litton under the equity method of accounting. As a result of the Northrop-Litton transaction, Unitrin's ownership percentage in the combined company falls below 20%, and accordingly, Unitrin will no longer apply the equity method of accounting. For the year ended December 31, 2000, Unitrin recorded net income of $38.2 million, or $0.56 per common share, from its investment in Litton. Depending on a number of factors, including Northrop continuing to pay dividends on its common stock at its current rate and the reinvestment of the net cash proceeds from the transaction, Unitrin expects that its ongoing, annual reported net income will decrease by approximately $12.2 million as a result of this transaction, but expects that its annual after-tax cash flow will increase by approximately $26.0 million. Since Litton did not pay dividends on its common stock, Unitrin's annual after-tax cash flow from its investment in Litton was zero. The terms of the preferred stock provide for the payment of dividends, and Northrop also currently pays dividends on its common stock.

Note 4 - Notes Payable

The Company has a borrowing capacity of $440 million under an unsecured revolving credit agreement with a group of banks, which expires in September 2002 and provides for fixed and floating rate advances for periods of up to 180 days at various interest rates. The agreement contains various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for the Company's direct insurance subsidiaries. The proceeds from advances under the revolving credit agreement may be used for general corporate purposes, including repurchases of the Company's common stock.

At March 31, 2001 and December 31, 2000, the Company had outstanding borrowings under the revolving credit agreement of $144 million and $179 million at weighted average interest rates of 6.68% and 6.76%, respectively. The Company incurred interest expense under the revolving credit agreement of $2.6 million for each of the three month periods ended March 31, 2001 and 2000.

Note 5 - TenFold Dispute

In 1997, a Company subsidiary entered into an agreement (the "Agreement") with TenFold Corporation ("TenFold") to develop an integrated software application ("PowerPAC") for Unitrin's Property and Casualty Insurance segment. Under the terms of the Agreement, as amended, Tenfold was required to complete and deliver a PowerPAC system that satisfied all contractual requirements by September 1, 2000. Tenfold did not deliver PowerPAC by the required deadline. The Company notified TenFold on September 14, 2000 that it considered TenFold to be in material breach of the Agreement and, pursuant to its express terms, requested that TenFold refund to the Company all amounts it had paid to Tenfold for the PowerPAC project. The dispute was submitted to arbitration, and on March 8, 2001, the Company and TenFold entered in a confidential agreement whereby the parties, in exchange for a payment from Tenfold's insurer to the Company, settled the dispute. The difference between such recovery and the amount previously estimated as recoverable in the Company's financial statements was not material.

Note 6 - Other Comprehensive Income

Other Comprehensive Income related to the Company's Investments for the three months ended March 31, 2001 and 2000 was:

                                                                           Three Months Ended
                                                                          ----------------------
                                                                          March 31,   March 31,
(Dollars in Millions)                                                       2001        2000
--------------------------------------------------------------            ----------  ----------
Increase in Unrealized Gains, Net of
  Reclassification Adjustment for Gains Included in Net Income             $     1.9   $   115.6
Equity in Other Comprehensive Income (Loss) of Investees                         0.4        (1.5)
Effect of Income Taxes                                                          (0.8)      (40.0)
                                                                          ----------  ----------
Other Comprehensive Income                                                 $     1.5   $    74.1
                                                                          ==========  ==========


The Company's Investments in Investees are accounted for under the equity method of accounting and, accordingly, changes in the fair value of the Company's Investments in Investees are excluded from the determination of Total Comprehensive Income and Other Comprehensive Income under SFAS No. 130 "Reporting Comprehensive Income." Total Comprehensive Income for the three months ended March 31, 2001 and 2000 was $18.1 million and $116.0 million, respectively.

Note 7 - Business Segments

Segment Revenues and Operating Profit (Loss) for the three months ended March 31, 2001 and 2000 were:

                                                                        Three Months Ended
                                                                      ------------------------
                                                                        March 31,    March 31,
(Dollars in Millions)                                                     2001         2000
-----------------------------------------------                       ------------ -----------
Revenues:
Property and Casualty Insurance:
  Premiums                                                                $ 211.2     $ 178.2
  Net Investment Income                                                      14.4        13.5
                                                                      ------------ -----------
  Total Property and Casualty Insurance                                     225.6       191.7
                                                                      ------------ -----------

Life and Health Insurance:
  Premiums                                                                  159.2       177.5
  Net Investment Income                                                      45.9        43.7
                                                                      ------------ -----------
  Total Life and Health Insurance                                           205.1       221.2
                                                                      ------------ -----------

Consumer Finance                                                             38.6        33.5
                                                                      ------------ -----------

Unitrin Direct                                                                0.3           -
                                                                      ------------ -----------
Total Segment Revenues                                                      469.6       446.4
                                                                      ------------ -----------

Net Gains on Sales of Investments                                             1.7        36.5
Corporate and Other                                                          (3.5)       (3.3)
                                                                      ------------ -----------

Total Revenues                                                            $ 467.8     $ 479.6
                                                                      ============ ===========

Segment Operating Profit (Loss):
    Property and Casualty Insurance                                        $ (1.8)     $ (7.4)
    Life and Health Insurance                                                20.9        19.9
    Consumer Finance                                                          6.1         6.2
    Unitrin Direct                                                           (4.1)       (0.7)
                                                                      ------------ -----------
    Total Segment Operating Profit                                           21.1        18.0
                                                                      ------------ -----------

Net Gains on Sales of Investments                                             1.7        36.5
Corporate and Other Expense, Net                                             (4.9)       (6.6)
                                                                      ------------ -----------

Income before Income Taxes and
  Equity in Net Income of Investees                                        $ 17.9      $ 47.9
                                                                      ============ ===========

Note 8 - Legal Proceedings and Other Regulatory Matters

In October 1999, the Florida Department of Insurance filed and served a subpoena upon the Company's subsidiary, United Insurance Company of America ("United"), in connection with that Department's investigation into the sale and servicing of industrial life insurance and small face amount life insurance policies in the State of Florida. Subsequently, on December 15, 1999, a purported nationwide class action lawsuit was filed against United in the United States District Court for the Middle District of Florida (Wilson, et al. v. United Insurance Company of America), on behalf of "all African-American persons who have (or have had at the time of the Policy's termination), an ownership interest in one or more Industrial Life Insurance Policies issued, serviced, administered or purchased from United...." Plaintiffs allege discrimination in premium rates in violation of 42 U.S.C. (S)1981 in addition to various state law claims. Unspecified compensatory and punitive damages are sought together with equitable relief. United filed a motion to dismiss the lawsuit on March 14, 2000. The Company has determined that United and its other career agency life insurance subsidiaries have in force insurance policies in which race was used as an underwriting factor in pricing or benefits; however, to the best of the Company's knowledge, all such practices ceased 30 or more years ago with regard to newly-issued policies. At least fourteen similar lawsuits have been filed in other jurisdictions against the Company and/or its career agency life insurance subsidiaries. On December 6, 2000, the Judicial Panel on Multi-district Litigation ordered that the majority of these lawsuits be consolidated for pretrial purposes in the United States District Court for the Eastern District of Louisiana. The Company expects that the remaining lawsuits will also be consolidated into the multidistrict proceeding in Louisiana. The Company believes that it and its subsidiaries have meritorious defenses in these matters; nonetheless, the Company continues to engage in settlement discussions with plaintiffs' counsel and representatives of various insurance departments. On July 17, 2000 the Florida Department of Insurance issued orders to more than two dozen life insurers, including United and the Company's other career agency subsidiaries, to cease collecting a portion of the premiums on certain industrial life policies attributable to past race-distinct underwriting practices. These subsidiaries have appealed the orders directed at them, and accordingly, the orders have been stayed pending further proceedings. In the second quarter of 2000, the Company recorded an after-tax charge of $32.4 million for its estimated cost to ultimately settle these matters. Actual costs may differ from this estimate. However, the Company believes that such difference will not have a material adverse effect on the Company's financial position, but could have a material adverse effect on the Company's results for a given period.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Property and Casualty Insurance

                                                     Three Months Ended

                                                  -------------------------
                                                    March 31,    March 31,
(Dollars in Millions)                                 2001         2000
------------------------------------------        -----------  ------------
Personal Lines Premiums:
   Automobile                                        $ 115.9        $ 90.0
   Homeowners                                           17.5          17.5
   Other                                                 3.5           3.0
Commercial Lines Premiums:
   Property and Commercial Liability                    30.8          32.0
   Automobile                                           30.6          22.4
   Other                                                12.9          13.3
                                                  -----------  ------------
Total Premiums                                         211.2         178.2
                                                  -----------  ------------
Net Investment Income                                   14.4          13.5
                                                  -----------  ------------
Total Revenues                                       $ 225.6       $ 191.7
                                                  ===========  ============

Operating Profit (Loss)                               $ (1.8)       $ (7.4)
                                                  ===========  ============

GAAP Incurred Loss Ratio (excluding Storms)            74.1%         70.0%
GAAP Incurred Storm Ratio                               4.1%         10.1%
Total GAAP Incurred Loss Ratio                         78.2%         80.1%
GAAP Combined Ratio                                   107.7%        111.7%



Premiums in the Property and Casualty Insurance segment increased by $33.0 million for the three months ended March 31, 2001, compared to the same period in 2000, primarily due to higher volume and premium rates in personal automobile lines and higher premium rates in commercial lines. Net Investment Income increased by $0.9 million for the three months ended March 31, 2001, compared to the same period last year, due to higher levels of investments and higher yields on fixed maturity securities. Operating Loss in the Property and Casualty Insurance segment decreased by $5.6 million for the three months ended March 31, 2001, compared to the same period in 2000, due primarily to lower storm losses and improved results in commercial lines, offset by lower results in personal lines. Storm losses were $8.7 million for the three months ended March 31, 2001, compared to $17.9 million for the three months ended March 31, 2000. Excluding the effects of storms, operating results in commercial lines improved due primarily to lower non-storm losses and underwriting expenses as a percentage of premiums, due partly to higher premium rates. Excluding the effects of storms, operating results in personal lines were lower due primarily to higher severity and frequency of non-storm losses, principally in certain non-standard automobile and homeowners lines. The Company is continuing to implement certain rate increases in most product lines, subject to regulatory approvals where applicable. Rate actions initiated in 2000 will not be fully realized until subsequent quarters in 2001. The Company is also reviewing underwriting guidelines in certain markets and product lines and intends to implement certain underwriting changes.

On March 1, 2000, Valley Insurance Company, a subsidiary of the Company, completed the previously announced sale of its subsidiary, Mountain Valley Indemnity Company ("Mountain Valley"), to Motor Club of America for $7.5 million in cash. No gain or loss was recorded in connection with the sale. Results for the Property and Casualty Insurance segment for the three months ended March 31, 2000 included Premiums of $3.3 million and a pre-tax Operating Loss of $1.0 million attributable to Mountain Valley.

Life and Health Insurance

                                                 Three Months Ended
                                                ---------------------
                                                 March 31,  March 31,
(Dollars in Millions)                              2001       2000
---------------------------------------------   ---------- ----------
Premiums:
   Life                                           $ 100.6    $ 102.3
   Accident and Health                               37.3       54.4
   Property                                          21.3       20.8
                                                ---------- ----------
Total Premiums                                      159.2      177.5
Net Investment Income                                45.9       43.7
                                                ---------- ----------
Total Revenues                                    $ 205.1    $ 221.2
                                                ========== ==========

Operating Profit                                   $ 20.9     $ 19.9
                                                ========== ==========

Premiums in the Life and Health Insurance segment decreased by $18.3 million for the three months ended March 31, 2001, compared to the same period in 2000, due primarily to the July 2000 sale of The Pyramid Life Insurance Company ("Pyramid"). In the first quarter of 2000, Pyramid recorded accident and health insurance premiums of $14.9 million and life insurance premiums of $1.3 million. Excluding the effects of the sale of Pyramid, premiums decreased due primarily to lower volume of life insurance and accident and health insurance, partially offset by higher accident and health insurance rates and higher volume of property insurance sold by the Life and Health Insurance segment's career agents. Net Investment Income in the Life and Health Insurance segment increased by $2.2 million for the three months ended March 31, 2001, compared to the same period in 2000, due to higher yields on investments and higher levels of investments. Operating Profit in the Life and Health Insurance segment increased by $1.0 million for the three months ended March 31, 2001, compared to the same period in 2000, due primarily to the higher Net Investment Income and the sale of Pyramid, partially offset by higher benefits and expenses as a percentage of premiums. Storm losses in the Life and Health Insurance segment were $1.1 million for the first quarter of 2001, compared to $2.7 million for the same period in 2000.

Consumer Finance

                                                                                   Three Months Ended
                                                                       ---------------------------------------
                                                                        March 31,                     March 31,
(Dollars in Millions)                                                    2001                          2000
-------------------------------------------------------                ---------                     ---------
Interest, Loan Fees and Earned Discount                                $    34.9                     $    30.6
Net Investment Income                                                        2.5                           1.6
Other                                                                        1.2                           1.3
                                                                       ---------                     ---------
Total Revenues                                                              38.6                          33.5
                                                                       ---------                     ---------
Provision for Losses on Consumer Finance Receivables                         7.6                           6.6
Interest Expense on Investment Certificates and Savings Accounts            11.4                           8.5
General and Administrative Expenses                                         13.5                          12.2
                                                                       ---------                     ---------
Operating Profit                                                       $     6.1                     $     6.2
                                                                       =========                     =========

Consumer Finance Loan Originations                                     $   127.6                     $   115.1
Percentage of Consumer Finance Receivables
   Greater than Ninety Days Past Due                                         0.5%                          1.6%
Ratio of Reserve for Losses on Consumer Finance Receivables
   to Gross Consumer Finance Receivables                                     5.0%                          6.0%
Weighted-Average Interest Rates on
   Investment Certificates and Savings Accounts                              6.2%                          5.6%

Revenues in the Consumer Finance segment increased by $5.1 million for the three months ended March 31, 2001, compared to the same period in 2000, as a result of a higher level of loans outstanding. Operating Profit in the Consumer Finance segment decreased slightly by $0.1 million for the three months ended March 31, 2001, compared to the same period in 2000. Provision for Losses on Consumer Finance Receivables increased $1.0 million for the three months ended March 31, 2001, compared to the same period in 2000, due primarily to a higher level of consumer finance loan originations. Interest expense on Investment Certificates and Savings Accounts increased by $2.9 million for the three months ended March 31, 2001, compared to the same period in 2000 due to higher levels of Investments Certificates and Savings Accounts and higher weighted-average interest rates. General Administrative Expenses as a percentage of Consumer Finance Revenues decreased from 36.4% for the first quarter of 2000 to 35.0% for the first quarter of 2001 due primarily to the higher levels of loans outstanding.

The Percentage of Consumer Finance Receivables Greater than Ninety Days Past Due decreased from 1.6% at March 31, 2000 to 0.5% at March 31, 2001 due partially to the accelerated charge-off of certain classes of higher risk loans. The Ratio of Reserve for Losses on Consumer Finance Receivables to Gross Consumer Finance Receivables decreased from 6.0% at March 31, 2000 to 5.0% at March 31, 2001, primarily as a result of the accelerated charge-off.

Unitrin Direct

On January 3, 2000, the Company established a new business unit to market personal automobile insurance through direct mail, radio and television advertising and over the Internet. The business unit primarily utilizes the Company's wholly-owned subsidiary, Unitrin Direct Insurance Company ("Unitrin Direct") and is managed and reported as a separate business segment. In January 2001, Unitrin Direct began actively marketing personal automobile insurance in the state of Pennsylvania. Premiums written and earned for the three months ended March 31, 2001 were $2.1 million and $0.3 million, respectively. For the three months ended March 31, 2001, Unitrin Direct recorded an Operating Loss of $4.1 million due primarily to up-front marketing costs. Unlike traditional insurance providers, direct marketers typically incur higher up-front acquisition costs associated with marketing products and acquiring new policies, but experience significantly lower renewal costs than traditional insurance providers. Accordingly, the Company expects that Unitrin Direct will produce operating losses for at least the next few years. For the three months ended March 31, 2000, the Unitrin Direct recognized start-up costs of $0.7 million.

Net Gains on Sales of Investments

Net Gains on Sales of Investments were $1.7 million for the three months ended March 31, 2001, compared to $36.5 million for the same period in 2000. Net Gains on Sales of Investments for the three months ended March 31, 2000 included pre-tax gains of $31.3 million resulting from sales of a portion of the Company's investment in Baker Hughes common stock. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

Equity in Net Income of Investees

Equity in Net Income of Investees was $5.2 million and $11.0 million for the three months ended March 31, 2001 and 2000, respectively. Equity in Net Income of Investees for each of the Company's investee companies for the three months ended March 31, 2001 and 2000 was:

                                                 Three Months Ended
                                              ------------------------
                                               March 31,    March 31,
 (Dollars in Millions)                           2001         2000
----------------------------------            -----------  -----------
 Curtiss-Wright Corporation                        $ 2.9        $ 2.5
 Litton Industries, Inc.                             8.8          6.5
 UNOVA, Inc.                                        (6.5)         2.0
                                              -----------  -----------
 Equity in Net Income of Investees                 $ 5.2       $ 11.0
                                              ===========  ===========


Unitrin's proportionate share of UNOVA's results include an after-tax loss of $2.8 million related to UNOVA's charges for workforce reductions, consolidation of manufacturing facilities, sales and field service offices, as well as, inventory and warranty adjustments.

In April 2001, Northrop Grumman Corporation ("Northrop") completed its tender offer for and acquired Litton Industries, Inc. ("Litton"). Prior to the Northrop-Litton transaction, Unitrin and its subsidiaries owned approximately
12.7 million shares of Litton common stock, or approximately 28% of Litton's outstanding common stock. Unitrin and its subsidiaries tendered all of their shares of Litton common stock. In exchange for its holdings of Litton common stock, Unitrin and its subsidiaries received approximately 1.8 million shares of Northrop Series B preferred stock and approximately 7.7 million shares of Northrop common stock in a tax-free exchange. In addition to receiving the Northrop preferred and common stock, Unitrin and its subsidiaries received cash of $174.8 million. The Company estimates that it will recognize a pre-tax accounting gain of $562.1 million and an after-tax accounting gain of approximately $362.4 million, or $5.37 per common share for its second quarter ending June 30, 2001 related to this transaction.

Prior to Northrop's acquisition of Litton, Unitrin accounted for its investment in Litton under the equity method of accounting. As a result of the Northrop-Litton transaction, Unitrin's ownership percentage in the combined company falls below 20%, and accordingly, Unitrin will no longer apply the equity method of accounting. For the year ended December 31, 2000, Unitrin recorded net income of $38.2 million, or $0.56 per common share, from its investment in Litton. Depending on a number of factors, including Northrop continuing to pay dividends on its common stock at its current rate and the reinvestment of the net cash proceeds from the transaction, Unitrin expects that its ongoing, annual reported net income will decrease by approximately $12.2 million as a result of this transaction, but expects that its annual after-tax cash flow will increase by approximately $26.0 million. Since Litton did not pay dividends on its common stock, Unitrin's annual after-tax cash flow from its investment in Litton was zero. The terms of the preferred stock provide for the payment of dividends, and Northrop also currently pays dividends on its common stock.

Other Items

Corporate and Other Expense, Net decreased by $1.7 million for three months ended March 31, 2001, compared to the same period in 2000. Corporate and Other Expense, Net includes interest expense, under the Company's revolving credit agreement, of $2.6 million for each of the three month periods ended March 31, 2001, and 2000. Corporate and Other Expense, Net also reflects lower dividend income of $1.4 million for the three months ended March 31, 2001, compared to the same period in 2000, from the Company's investment in Baker Hughes common stock. The Company sold a portion of its Baker Hughes common stock holdings in 2000 and the first three months of 2001.

During the first three months of 2001, the Company repurchased 275,900 shares of its common stock in open market transactions at an aggregate cost of $10.0 million. The repurchases were made with general corporate funds. At March 31, 2001, the Company had approximately 4.3 million shares remaining under the existing repurchase authorization.

At March 31, 2001, the unused commitment under the Company's revolving credit facility was $296 million. In addition, for the remainder of 2001, the Company's subsidiaries would be able to pay approximately $99 million in dividends to the Company without prior regulatory approval.

Accounting Changes

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards "SFAS" No.138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No.133." SFAS No. 138 addresses a limited number of implementation issues related to SFAS No. 133 "Accounting for Derivatives Instruments and for Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. In June 1999, the FASB issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to years beginning after June 15, 2000, with earlier adoption permitted. Accordingly, SFAS No. 133 is effective for years beginning after June 15, 2000, with earlier adoption permitted. Effective January 1, 2001, the Company adopted the provisions of SFAS Nos. 133 and 138. There was no effect of adoption on the Company's financial statements.

Caution Regarding Forward-Looking Statements

Management's Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Condensed Consolidated Financial Statements (including the notes thereto) contain forward-looking statements, which usually include words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "forecast(s)" and similar expressions. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in such statements. Such risks and uncertainties include, but are not limited to, those described under this Item 2 above, changes in economic factors (such as interest rates and stock market fluctuations), changes in competitive conditions (including availability of labor with required technical or other skills), the number and severity of insurance claims (including those associated with catastrophe losses), regulatory approval of insurance rates, license applications and similar matters, governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations) and adverse judgments in litigation to which the Company or its subsidiaries are parties. No assurances can be given that the results contemplated in any forward-looking statements will be achieved. The Company assumes no obligation to release publicly any revisions to any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     2.1 Stockholder's Agreement, dated as of January 23, 2001, by and among Unitrin, Inc., Northrop Grumman Corporation, and NNG, Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation, and irrevocable proxies related thereto (incorporated by reference to Exhibit 2.1 to the Company's Amendment No. 6 to its Schedule 13D with respect to Litton Industries, Inc. dated January 31, 2001.)

     2.2 Registration Rights Agreement, dated as of January 23, 2001, by and among Unitrin, Inc., Northrop Grumman Operating Corporation (formerly known as Northrop Grumman Corporation), and Northrop Grumman Corporation (formerly known as NNG, Inc.) (incorporated by reference to Exhibit 2.1 to the Company's Schedule 13D with respect to Northrop Grumman Corporation dated April 13, 2001.)

     2.3 Amended and Restated Distribution Agreement, dated as of January 9, 2001, between Unitrin, Inc. and Curtiss-Wright Corporation (incorporated by reference to Exhibit 99.1 to the Company's Amendment No. 5 to its Schedule 13D with respect to Curtiss-Wright Corporation dated January 9, 2001.)

     2.4 Amended and Restated Agreement and Plan of Merger, dated as of January 9, 2001, among Unitrin, Inc., CW Disposition Company and Curtiss-Wright Corporation (incorporated by reference to Exhibit 99.2 to the Company's Amendment No. 5 to its Schedule 13D with respect to Curtiss-Wright Corporation dated January 9, 2001.)

     3.1 Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 dated February 15, 1990.)

     3.2 Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

     4 Rights Agreement between Unitrin, Inc. and First Chicago Trust Company of New York, as rights agent, dated as of August 3, 1994 (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 3, 1994), as amended by Letter Agreement between Unitrin, Inc. and First Union National Bank, dated October 12, 2000, pursuant to which First Union National Bank was appointed as successor rights agent under such Rights Agreement, effective October 30, 2000 (included as Exhibit 4 to Unitrin's Annual Report on Form 10-K, filed February 1, 2001.)

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

           (Note: Each of the foregoing agreements is identical except that the severance compensation multiple is 2.99 for Mr. Vie and 2.0 for the other executive officers. The term of these agreements has been extended by action of Unitrin's board of directors until January 1, 2002.)

     10.6 Severance Compensation Plan After Change of Control (Incorporated herein by reference to Exhibit 10.6 to the Company's 1994 Annual Report on Form 10-K; the term of this plan has been extended by Unitrin's board of directors through January 1, 2002.)

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



(b)  Reports on Form 8-K.
       No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Unitrin, Inc.


Date: April 25, 2001                        /s/ Richard C. Vie
                                            -----------------------------------
                                            Richard C. Vie
                                            Chairman, President
                                            and Chief Executive Officer

Date: April 25, 2001                        /s/ Richard Roeske
                                            -----------------------------------
                                            Richard Roeske
                                            Vice President and Chief Accounting
                                            Officer (Principal Accounting
                                            Officer)