Form 10-Q
period 2001-06-30
UNITRIN INC
filed 2001-07-25
CIK 860748

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[ X ]          Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarterly Period Ended       June 30, 2001
                          ------------------------------------------------------

                                      OR

[   ]         Transition  Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Transition Period from                        to
                              ------------------------  ------------------------

Commission file number             0-18298
                      ----------------------------------------------------------

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

67,407,240 shares of common stock, $0.10 par value, were outstanding as of June 30, 2001.

                                 UNITRIN, INC.

                                     INDEX

                                                                          Page
                                                                          ----
PART I.  Financial Information.

Item 1.  Financial Statements.

         Condensed Consolidated Statements of                               1
         Income for the Three and Six Months Ended
         June 30, 2001 and 2000 (Unaudited).

         Condensed Consolidated Balance Sheets as of                        2
         June 30, 2001 (Unaudited) and
         December 31, 2000.

         Condensed Consolidated Statements of Cash                          3
         Flows for the Six Months Ended
         June 30, 2001 and 2000 (Unaudited).

         Notes to the Condensed Consolidated                               4-9
         Financial Statements (Unaudited).

Item 2.  Management's Discussion and Analysis of                          10-15
         Results of Operations and Financial Condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.      16-18

PART II. Other Information.

Item 1.  Legal Proceedings.                                                18

Item 4.  Submission of Matters to a Vote of Security Holders.              18

Item 6.  Exhibits and Reports on Form 8-K.                                19-20

Signatures                                                                 21

                        UNITRIN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                             Six Months Ended         Three Months Ended
                                                           --------------------      --------------------
                                                           June 30,     June 30,     June 30,     June 30,
                                                             2001         2000         2001         2000
                                                           ---------   --------      ---------   --------
Revenues:
Premiums                                                   $   755.2    $ 719.9      $   384.5    $ 364.2
Consumer Finance Revenues                                       78.3       67.6           39.7       34.1
Net Investment Income                                          115.7      109.4           58.9       55.5
Net Gains on Sales of Investments                              562.6       95.4          560.9       58.9
                                                           ---------    -------      ---------    -------
Total Revenues                                               1,511.8      992.3        1,044.0      512.7
                                                           ---------    -------      ---------    -------
Expenses:
Insurance Claims and Policyholders' Benefits                   567.1      540.4          304.6      288.7
Insurance Expenses                                             305.1      317.8          155.1      170.1
Consumer Finance Expenses                                       65.0       55.2           32.5       27.9
Interest and Other Expenses                                      8.3       11.0            3.4        6.0
                                                           ---------    -------      ---------    -------
Total Expenses                                                 945.5      924.4          495.6      492.7
                                                           ---------    -------      ---------    -------
Income before Income Taxes and Equity
 in Net Income of Investees                                    566.3       67.9          548.4       20.0
Income Tax Expense                                             200.5       25.2          194.0        8.2
                                                           ---------    -------      ---------    -------
Income before Equity in Net Income of Investees                365.8       42.7          354.4       11.8
Equity in Net Income of Investees                                7.1       24.7            1.9       13.7
                                                           ---------    -------      ---------    -------

Net Income                                                 $   372.9    $  67.4      $   356.3    $  25.5
                                                           =========    =======      =========    =======

Net Income Per Share                                       $    5.52    $  0.97      $    5.28    $  0.37
                                                           =========    =======      =========    =======

Net Income Per Share Assuming Dilution                     $    5.48    $  0.97      $    5.25    $  0.37
                                                           =========    =======      =========    =======

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                        UNITRIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in millions, except per share amount)

                                                                June 30,    December 31,
                                                                  2001          2000
                                                               -----------  ------------
                                                               (Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized
  Cost: 2001 - $2,660.1; 2000 - $2,729.9)                        $2,677.3     $2,733.2
Equity Securities at Fair Value
  (Cost: 2001 - $1,050.5; 2000 - $205.7)                          1,136.0        367.8
Investees at Cost Plus Cumulative Undistributed Earnings
  (Fair Value: 2001 - $322.4; 2000 - $1,245.7)                      182.3        620.0
Short-term Investments at Cost which Approximates Fair Value        617.0        271.2
Other                                                               241.8        241.3
                                                                 --------     --------
Total Investments                                                 4,854.4      4,233.5
                                                                 --------     --------

Cash                                                                 16.0         23.3
Consumer Finance Receivables at Cost (Fair
  Value: 2001 - $724.0; 2000 - $677.8)                              724.5        681.1
Other Receivables                                                   449.2        420.5
Deferred Policy Acquisition Costs                                   328.7        322.2
Other Assets                                                        473.1        484.2
                                                                 --------     --------
Total Assets                                                     $6,845.9     $6,164.8
                                                                 ========     ========

Liabilities and Shareholders' Equity:
Insurance Reserves:
Life and Health                                                  $2,129.0     $2,101.4
Property and Casualty                                               580.6        541.4
                                                                 --------     --------
Total Insurance Reserves                                          2,709.6      2,642.8
                                                                 --------     --------

Investment Certificates and Savings Accounts at Cost
  (Fair Value: 2001 - $747.9; 2000 - $698.6)                        747.1        703.4
Unearned Premiums                                                   420.6        385.3
Accrued and Deferred Income Taxes                                   393.6        248.1
Notes Payable                                                       177.8        180.0
Accrued Expenses and Other Liabilities                              427.9        304.0
                                                                 --------     --------
Total Liabilities                                                 4,876.6      4,463.6
                                                                 --------     --------

Shareholders' Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized;
  67,407,240 and 67,648,447 Shares Issued and Outstanding at
  June 30, 2001 and December 31, 2000                                 6.8          6.8
Paid-in Capital                                                     456.6        442.6
Retained Earnings                                                 1,444.2      1,150.2
Accumulated Other Comprehensive Income                               61.7        101.6
                                                                 --------     --------
Total Shareholders' Equity                                        1,969.3      1,701.2
                                                                 --------     --------
Total Liabilities and Shareholders' Equity                       $6,845.9     $6,164.8
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

                        UNITRIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                                                                    Six Months Ended
                                                                                             -------------------------------
                                                                                             June 30,                June 30,
                                                                                               2001                    2000
                                                                                             --------                --------
Operating Activities:
Net Income                                                                                    $ 372.9                 $  67.4
Adjustments to Reconcile Net Income to Net Cash
 Provided (Used) by Operations:
  Change in Deferred Policy Acquisition Costs                                                    (3.7)                   (5.6)
  Equity in Net Income of Investees before Taxes                                                (10.8)                  (38.1)
  Cash Dividends from Investees                                                                   0.6                     0.6
  Amortization of Investments                                                                     1.0                     9.0
  Increase in Receivables                                                                       (28.8)                  (31.4)
  Increase in Insurance Reserves and Unearned Premiums                                           98.6                    94.8
  Increase (Decrease) in Accrued and Deferred Income Taxes                                      168.5                   (34.6)
  Increase in Accrued Expenses and Other Liabilities                                             13.3                    33.5
  Net Gains on Sales of Investments                                                            (562.6)                  (95.4)
  Provision for Loan Losses                                                                      15.3                    13.4
  Other, Net                                                                                      7.7                     7.7
                                                                                              -------                 -------
Net Cash Provided by Operating Activities                                                        72.0                    21.3
                                                                                              -------                 -------
Investing Activities:
Sales and Maturities of Fixed Maturities                                                        605.8                   636.6
Purchases of Fixed Maturities                                                                  (538.3)                 (774.2)
Sales and Redemptions of Equity Securities                                                        8.1                   280.7
Purchases of Equity Securities                                                                  (12.8)                     -
Sale of Investee                                                                                171.8                      -
Disposition of Businesses, Net of Cash Disposed                                                    -                      4.3
Change in Consumer Finance Receivables                                                          (58.4)                  (56.6)
Change in Short-term Investments                                                               (343.2)                 (107.0)
Other, Net                                                                                        1.1                    (5.6)
                                                                                              -------                 -------
Net Cash Used by Investing Activities                                                          (165.9)                  (21.8)
                                                                                              -------                 -------
Financing Activities:
Change in Investment Certificates and Savings Accounts                                           43.7                    48.4
Change in Universal Life and Annuity Contracts                                                    3.5                     5.5
Change in Liability for Funds Held For Securities on Loan                                       107.0                      -
Notes Payable Proceeds                                                                          192.0                   344.7
Notes Payable Payments                                                                         (194.2)                 (259.3)
Cash Dividends Paid                                                                             (54.1)                  (52.2)
Common Stock Repurchases                                                                        (17.9)                  (93.3)
Other, Net                                                                                        6.6                     2.0
                                                                                              -------                 -------
Net Cash Used by Financing Activities                                                            86.6                    (4.2)
                                                                                              -------                 -------
Decrease in Cash                                                                                 (7.3)                   (4.7)
Cash, Beginning of Year                                                                          23.3                    24.1
                                                                                              -------                 -------
Cash, End of Period                                                                           $  16.0                 $  19.4
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

                        UNITRIN, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Unitrin, Inc. ("Unitrin" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation. Certain prior year amounts have been reclassified to conform to the current year's presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K, filed with the Commission for the year ended December 31, 2000.

In the second quarter of 2001, the Company revised the management reporting of its segment results. The businesses that constituted the Property & Casualty Insurance segment will now be reported as two distinct segments: Multi Lines Insurance segment and Specialty Lines Insurance segment. Prior period amounts have been reclassified to conform to the revised reporting. This change had no effect on net income.

Note 2 - Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" for the six and three months ended June 30, 2001 and 2000 were as follows:

                                                                           Six Months Ended                 Three Months Ended
                                                                        -----------------------           -----------------------
                                                                        June 30,       June 30,           June 30,       June 30,
(Dollars and Shares in Millions, Except Per Share Amounts)                2001           2000               2001           2000
----------------------------------------------------------              --------       --------           --------       --------
Net Income                                                               $372.9         $ 67.4             $356.3         $ 25.5
Dilutive Effect on Net Income from
 Investees' Equivalent Shares                                              (0.3)          (0.1)              (0.1)          (0.1)
                                                                        --------       --------           --------       --------
Net Income Assuming Dilution                                             $372.6         $ 67.3             $356.2         $ 25.4
                                                                        ========       ========           ========       ========

Weighted Average Common Shares Outstanding                                 67.6           69.4               67.5           68.8
Dilutive Effect of Unitrin Stock Option Plans                               0.4            0.2                0.4            0.1
                                                                        --------       --------           --------       --------
Weighted Average Common Shares and
 Equivalent Shares Outstanding Assuming Dilution                           68.0           69.6               67.9           68.9
                                                                        ========       ========           ========       ========

Net Income Per Share                                                     $ 5.52         $ 0.97             $ 5.28         $ 0.37
                                                                        ========       ========           ========       ========

Net Income Per Share Assuming Dilution                                   $ 5.48         $ 0.97             $ 5.25         $ 0.37
                                                                        ========       ========           ========       ========

Note 3 - Investment in Investees

Unitrin accounts for its Investments in Investees (Curtiss-Wright Corporation ("Curtiss-Wright"), and UNOVA, Inc. ("UNOVA")) and, formerly, Litton Industries, Inc. ("Litton") under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information which generally results in a two or three-month-delay basis depending on the investee being reported.

Equity in Net Income of Investees was $7.1 million and $1.9 million for the six and three months ended June 30, 2001, respectively, compared to $24.7 million and $13.7 million for the six and three months ended June 30, 2000, respectively. Equity in Net Income of Investees for each of the Company's investee companies for the six and three months ended June 30, 2001 and 2000 was:

                                      Six Months Ended     Three Months Ended
                                     ------------------    ------------------
                                     June 30,  June 30,    June 30,  June 30,
(Dollars in Millions)                  2001      2000        2001      2000
---------------------------------    --------  --------    --------  --------
Curtiss-Wright Corporation            $ 5.6     $ 5.2       $ 2.7     $ 2.7
Litton Industries, Inc.                 8.8      17.6          -       11.1
UNOVA, Inc.                            (7.3)      1.9        (0.8)     (0.1)
                                      -----     -----       -----     -----
Equity in Net Income of Investees     $ 7.1     $24.7       $ 1.9     $13.7
                                      =====     =====       =====     =====

Unitrin's proportionate share of UNOVA's results for the six months ended June 30, 2001, include an after-tax loss of $2.8 million related to UNOVA's charges for workforce reductions, consolidation of manufacturing facilities, sales and field service offices as well as inventory and warranty adjustments.

In April 2001, Northrop Grumman Corporation ("Northrop") completed its acquistion of Litton. Prior to the Northrop-Litton transaction, Unitrin and its subsidiaries owned approximately 12.7 million shares of Litton common stock, or approximately 28% of Litton's outstanding common stock. Unitrin and its subsidiaries tendered all of their shares of Litton common stock to Northrop. In exchange for its holdings of Litton common stock, Unitrin and its subsidiaries received approximately 1.8 million shares of Northrop series B convertible preferred stock and approximately 7.7 million shares of Northrop common stock in a tax-free exchange. In addition to receiving the Northrop preferred and common stock, Unitrin and its subsidiaries received cash of $174.8 million. The Company recognized a pre-tax accounting gain of $562.1 million and an after-tax accounting gain of $362.4 million, or $5.37 per common share related to this transaction.

Prior to Northrop's acquisition of Litton, Unitrin accounted for its investment in Litton under the equity method of accounting. As a result of the Northrop-Litton transaction, Unitrin's ownership percentage in the combined company fell below 20%, and accordingly, Unitrin does not apply the equity method of accounting to its investments in Northrop. For the year ended December 31, 2000, Unitrin recorded net income of $38.2 million, or $0.56 per common share, from its investment in Litton. Depending on a number of factors, including Northrop continuing to pay dividends on its common stock at its current rate and the reinvestment of the net cash proceeds from the transaction, Unitrin expects that its ongoing, annual reported net income will decrease by approximately $12.2 million as a result of this transaction, but expects that its annual after-tax cash flow will increase by approximately $26.0 million. Since Litton did not pay dividends on its common stock, Unitrin's annual after-tax cash flow from its investment in Litton was zero. The terms of the preferred stock provide for the payment of dividends, and Northrop also currently pays dividends on its common stock.

On July 12, 2001, three of the Company's subsidiaries entered into a financing agreement whereby the subsidiaries and other unrelated parties became participants in a $75 million three year term loan agreement with UNOVA. Under the agreement, the subsidiaries provided $31.5 million dollars in funding to UNOVA.

On July 23, 2001 two of the Company's subsidiaries purchased a portion of UNOVA's outstanding publicly traded Notes maturing in March 2005 with a total par value of $3.0 million.

Note 4 - Securities Lending

On May 16, 2001, two of the Company's subsidiaries entered into a securities lending agreement with the Bank of New York ("BNY") whereby BNY was appointed to act as agent to lend securities in the subsidiaries' accounts to unrelated parties, primarily large brokerage firms. Borrowers of these securities must deposit cash collateral with the subsidiaries equal to 102% of the fair value of the securities loaned. The subsidiaries continue to receive the interest on loaned securities as beneficial owners, and accordingly, the loaned securities are included in Fixed Maturities. The amount of collateral received is invested in short-term securities and is included in these financial statements as Short-term Investments, with a corresponding Liability for Funds Held for Securities on Loan included in Accrued Expenses and Other Liabilities. At June 30, 2001, the fair value of collateral held was $107.0 million. Net Investment Income from securities lending was not material for the six and three months ended June 30, 2001.

Note 5 - Notes Payable

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

At June 30, 2001 and December 31, 2000, the Company had outstanding borrowings under the revolving credit agreement of $177 million and $179 million at weighted average interest rates of 4.13% and 6.76%, respectively. Interest expense under the revolving credit agreement was $5.1 million and $6.3 million for the six months ended June 30, 2001 and 2000, respectively. Interest expense under the revolving credit agreement was $2.5 million and $3.7 million for the three months ended June 30, 2001 and 2000, respectively.

Note 6 - TenFold Dispute

In 1997, a Company subsidiary entered into an agreement with TenFold
Corporation ("TenFold") to develop an integrated software application ("PowerPAC") for Unitrin's Multi Lines Insurance segment. Under the terms of the agreement, as amended, Tenfold was required to complete and deliver a PowerPAC system that satisfied all contractual requirements by September 1, 2000. Tenfold did not deliver PowerPAC by the required deadline. The Company notified TenFold on September 14, 2000 that it considered TenFold to be in material breach of the agreement and, pursuant to its express terms, requested that TenFold refund to the Company all amounts it had paid to Tenfold for the PowerPAC project. The dispute was submitted to arbitration, and on March 8, 2001, the Company and TenFold entered in a confidential agreement whereby the parties, in exchange for a payment from Tenfold's insurer to the Company, settled the dispute. The difference between such recovery and the amount previously estimated as recoverable in the Company's financial statements was not material.

Note 7 - Other Comprehensive Income

Other Comprehensive Income (Loss) related to the Company's Investments for the six and three months ended June 30, 2001 and 2000 was:

                                                                   Six Months Ended          Three Months Ended
                                                               -----------------------    ------------------------
                                                                 June 30,     June 30,     June 30,       June 30,
(Dollars in Millions)                                              2001         2000         2001           2000
-------------------------------------------------------------   ---------    ---------    ---------      ---------
Increase (Decrease) in Unrealized Gains, Net of
 Reclassification Adjustment for Gains Included in Net Income   $ (62.7)     $  68.5      $ (64.6)       $ (47.1)
Equity in Other Comprehensive Income (Loss) of Investees            0.9         (2.7)         0.5           (1.2)
Effect of Income Taxes                                             21.9        (23.2)        22.7           16.8
                                                                -------      -------      -------        -------
Other Comprehensive Income (Loss)                               $ (39.9)     $  42.6      $ (41.4)       $ (31.5)
                                                                =======      =======      =======        =======

The Company's Investments in Investees are accounted for under the equity method of accounting and, accordingly, changes in the fair value of the Company's Investments in Investees are excluded from the determination of Total Comprehensive Income and Other Comprehensive Income under SFAS No. 130 "Reporting Comprehensive Income." Total Comprehensive Income for the six months ended June 30, 2001 and 2000 was $333.0 million and $110.0 million, respectively. Total Comprehensive Income for the three months ended June 30, 2001 and 2000 was income of $314.9 million and a loss of $6.0 million, respectively.

Note 8 - Business Segments

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through five operating segments: Multi Lines Insurance, Specialty Lines Insurance, Life and Health Insurance, Consumer Finance and Unitrin Direct. Insurance products provided by the Multi Lines Insurance segment consists of preferred and standard risk automobile, homeowners, fire, commercial liability and workers compensation. Multi Lines Insurance products are marketed to individuals and businesses with favorable risk characteristics and loss histories and are sold by independent insurance agents. Specialty Lines Insurance products consist of automobile, motorcycle and watercraft insurance sold to individuals and businesses in the non-standard and specialty market through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance because of their driving record. The Life and Health Insurance segment includes individual life, accident, health and hospitalization insurance sold primarily by employee-agents. The Life and Health Insurance segment also includes property insurance products sold by its employee-agents. The Consumer Finance segment makes consumer loans primarily for the purchase of used automobiles and offers thrift products in the form of investment certificates and savings accounts. Unitrin Direct provides personal automobile insurance marketed through direct mail, radio and television advertising and over the Internet.

It is the Company's management practice to allocate certain corporate expenses to its operating units. The Company considers the management of its investments in its Investees, Northrop common and preferred stock and Baker Hughes common stock to be a corporate responsibility and excludes income from these investments from its Operating Segments.

Segment Revenues and Operating Profit (Loss) for the six and three months ended June 30, 2001 and 2000 were:

                                           Six Months Ended     Three Months Ended
                                          ------------------    ------------------
                                          June 30,  June 30,    June 30,  June 30,
(Dollars in Millions)                       2001      2000        2001      2000
---------------------------------------   --------  --------    --------  --------
Revenues:
Multi Lines Insurance:
  Premiums                                $  278.8   $266.0     $  140.1   $134.3
  Net Investment Income                       21.6     21.7         10.5     11.3
                                          --------   ------     --------   ------
  Total Multi Lines Insurance                300.4    287.7        150.6    145.6
                                          --------   ------     --------   ------
Specialty Lines Insurance:
  Premiums                                   154.9     97.5         82.4     51.0
  Net Investment Income                        6.9      6.6          3.6      3.5
                                          --------   ------     --------   ------
  Total Specialty Lines Insurance            161.8    104.1         86.0     54.5
                                          --------   ------     --------   ------
Life and Health Insurance
  Premiums                                   319.8    356.4        160.6    178.9
  Net Investment Income                       91.1     88.4         45.2     44.7
                                          --------   ------     --------   ------
  Total Life and Health Insurance            410.9    444.8        205.8    223.6
                                          --------   ------     --------   ------
Consumer Finance                              78.3     67.6         39.7     34.1
                                          --------   ------     --------   ------
Unitrin Direct                                 1.7        -          1.4        -
                                          --------   ------     --------   ------
Total Segment Revenues                       953.1    904.2        483.5    457.8
                                          --------   ------     --------   ------
Net Gains on Sales of Investments            562.6     95.4        560.9     58.9
Corporate and Other                           (3.9)    (7.3)        (0.4)    (4.0)
                                          --------   ------     --------   ------
Total Revenues                            $1,511.8   $992.3     $1,044.0   $512.7
                                          ========   ======     ========   ======
Segment Operating Profit (Loss):
  Multi Lines Insurance                   $  (23.7)  $(17.5)    $  (25.8)  $(12.9)
  Specialty Lines Insurance                  (12.3)    (2.4)        (8.4)     0.4
  Life and Health Insurance                   45.2     (3.4)        24.3    (23.3)
  Consumer Finance                            13.4     12.4          7.3      6.2
  Unitrin Direct                             (10.4)    (1.6)        (6.3)    (0.9)
                                          --------   ------     --------   ------
  Total Segment Operating Profit (Loss)       12.2    (12.5)        (8.9)   (30.5)
                                          --------   ------     --------   ------
Net Gains on Sales of Investments            562.6     95.4        560.9     58.9
Corporate and Other Expense, Net              (8.5)   (15.0)        (3.6)    (8.4)
                                          --------   ------     --------   ------
Income Before Income Taxes and
  Equity in Net Income of Investees       $  566.3   $ 67.9     $  548.4   $ 20.0
                                          ========   ======     ========   ======

Note 9 - Legal Proceedings and Other Regulatory Matters

In October 1999, the Florida Department of Insurance filed and served a subpoena upon the Company's subsidiary, United Insurance Company of America ("United"), in connection with that Department's investigation into the sale and servicing of industrial life insurance and small face amount life insurance policies in the State of Florida. Subsequently, on December 15, 1999, a purported nationwide class action lawsuit was filed against United in the United States District Court for the Middle District of Florida (Wilson, et al. v. United Insurance Company of America), on behalf of "all African-American persons who have (or have had at the time of the Policy's termination), an ownership interest in one or more Industrial Life Insurance Policies issued, serviced, administered or purchased from United...." Plaintiffs allege discrimination in premium rates in violation of 42 U.S.C. 1981 in addition to various state law claims.
Unspecified compensatory and punitive damages are sought together with equitable relief. United filed a motion to dismiss the lawsuit on March 14, 2000. The Company has determined that United and its other career agency life insurance subsidiaries have in force insurance policies in which race was used as an underwriting factor in pricing or benefits; however, to the best of the Company's knowledge, all such practices ceased 30 or more years ago with regard to newly-issued policies. At least fifteen similar lawsuits have been filed in other jurisdictions against the Company and/or its career agency life insurance subsidiaries. The Judicial Panel on Multi-District Litigation has ordered that substantially all of these lawsuits be consolidated for pretrial purposes in the United States District Court for the Eastern District of Louisiana. The Company expects that the remaining lawsuits will also be consolidated into the multidistrict proceeding in Louisiana. The Company believes that it and its subsidiaries have meritorious defenses in these matters; nonetheless, the Company continues to engage in settlement discussions with plaintiffs' counsel and representatives of various insurance departments. On July 17, 2000 the Florida Department of Insurance issued orders to more than two dozen life insurers, including United and the Company's other career agency subsidiaries, to cease collecting a portion of the premiums on certain industrial life policies attributable to past race-distinct underwriting practices. These subsidiaries have appealed the orders directed at them, and accordingly, the orders have been stayed pending further proceedings. In the second quarter of 2000, the Company recorded an after-tax charge of $32.4 million for its estimated cost to ultimately settle these matters. Actual costs may differ from this estimate. However, the Company believes that such difference will not have a material adverse effect on the Company's financial position, but could have a material adverse effect on the Company's results for a given period.

The Company and its subsidiaries are defendants in various other legal actions incidental to their businesses; some of which seek substantial punitive damages that bear no apparent relationship to the actual damages alleged. The plaintiffs in certain of these suits seek class action status which, if granted, could expose the Company and its subsidiaries to potentially significant liability by virtue of the size of the purported classes. In addition, the State of Mississippi, where the Company and some of its subsidiaries are defendants in a number of lawsuits, has recently received national attention for a large number of multi-million dollar jury verdicts and settlements against corporations in a variety of industries. Although Mississippi law does not permit class actions, recent case law there allows for virtually unlimited joinder of plaintiffs in a single action, thereby simulating a class action lawsuit. Although the Company and its subsidiaries believe that there are meritorious defenses to the cases referenced in this paragraph and are defending them vigorously, and although the Company believes that resolution of these cases will not have a material adverse effect on the Company's financial position, there can be no assurance that one or more of these cases will not produce significant jury awards, which could have a material adverse effect on the Company's results for any given period.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Multi Lines Insurance

                                                                           Six Months Ended                 Three Months Ended
                                                                        -----------------------           -----------------------
                                                                        June 30,       June 30,           June 30,       June 30,
(Dollars in Millions)                                                     2001           2000               2001           2000
----------------------------------------------------------              --------       --------           --------       --------
Premiums:
Personal Lines:
 Personal Automobile                                                    $  99.1        $  98.6            $  49.6        $  49.4
 Homeowners                                                                35.0           35.0               17.5           17.5
 Other                                                                      5.3            4.9                2.7            2.6
                                                                        --------       --------           --------       --------
 Total Personal Lines                                                     139.4          138.5               69.8           69.5
                                                                        --------       --------           --------       --------

Commercial Lines:
 Commercial Property & Liability                                           62.3           65.5               31.5           33.0
 Commercial Automobile                                                     51.8           37.4               26.4           19.9
 Other                                                                     25.3           24.6               12.4           11.9
                                                                        --------       --------           --------       --------
 Total Commercial Lines                                                   139.4          127.5               70.3           64.8
                                                                        --------       --------           --------       --------
Total Premiums                                                            278.8          266.0              140.1          134.3
                                                                        --------       --------           --------       --------
Net Investment Income                                                      21.6           21.7               10.5           11.3
                                                                        --------       --------           --------       --------
Total Revenues                                                          $ 300.4        $ 287.7            $ 150.6        $ 145.6
                                                                        ========       ========           ========       ========
Operating Profit (Loss)                                                 $ (23.7)       $ (17.5)           $ (25.8)       $ (12.9)
                                                                        ========       ========           ========       ========
GAAP Incurred Loss Ratio (excluding Storms)                               70.6%          67.3%              71.3%          68.1%
GAAP Incurred Storm Ratio                                                 15.7%          14.7%              24.9%          16.5%
Total GAAP Incurred Loss Ratio                                            86.3%          82.0%              96.2%          84.6%
GAAP Combined Ratio                                                      116.3%         114.8%             125.9%         118.0%

Premiums in the Multi Lines Insurance segment increased by $12.8 million and $5.8 million for the six and three months ended June 30, 2001, respectively, compared to the same periods in 2000 due primarily to higher premium rates in both commercial lines and personal lines, partially offset by lower volume in personal lines. Operating Loss in the Multi Lines Insurance segment increased by $6.2 million and $12.9 million for the six and three months ended June 30, 2001, respectively, compared to the same periods last year. Storm losses were $43.6 million and $34.9 million for the six and three months ended June 30, 2001, respectively, an increase of $4.5 million and $12.8 million, respectively, compared to the same periods last year. Storm losses incurred in the second quarter were at the highest level since 1992.

Excluding the effects of storms, operating results for the six months ended June 30, 2001 reflect improved results in commercial lines, offset by higher operating losses in personal lines, compared to the same period in 2000. Commercial lines operating results improved due primarily to lower non-storm losses and underwriting expenses as a percentage of premiums, due partially to higher premium rates. Operating Loss in personal lines increased due primarily to higher severity and frequency of non-storm losses, principally in automobile and homeowners lines as loss costs more than offset premium rate increases.

Excluding the effects of storms, operating results for the three months ended June 30, 2001 reflect increased Operating Loss in both commercial lines and personal lines, compared to the same period in 2000. Operating results also decreased due primarily to higher severity and frequency of non-storm losses, principally in automobile, homeowners and workers compensation lines as loss costs more than offset premium rate increases.

The Company is continuing to implement certain premium rate increases in most product lines, subject to regulatory approvals where applicable. The Company is also continuing to review underwriting guidelines in certain markets and product lines and continues to implement certain underwriting changes as it writes and renews its business.

On March 1, 2000, Valley Insurance Company, a subsidiary of the Company, completed the previously announced sale of its subsidiary, Mountain Valley Indemnity Company ("Mountain Valley"), to Motor Club of America for $7.5 million in cash. No gain or loss was recorded in connection with the sale. Results for the Multi Lines Insurance segment for the six and three months ended June 30, 2000 included Premiums of $3.3 million and $0.0 million, respectively, and a pre-tax Operating Loss of $2.0 million and $1.0 million, respectively, attributable to Mountain Valley.

Specialty Lines Insurance

                                                                           Six Months Ended                 Three Months Ended
                                                                        -----------------------           -----------------------
                                                                        June 30,       June 30,           June 30,       June 30,
(Dollars in Millions)                                                     2001           2000               2001           2000
----------------------------------------------------------              --------       --------           --------       --------
Premiums:
  Personal Automobile                                                   $ 142.6        $  86.2            $  76.1        $  45.4
  Commercial Automobile                                                    10.7            9.9                5.5            5.0
  Other                                                                     1.6            1.4                0.8            0.6
                                                                        -------        -------            -------        -------
 Total Premiums                                                           154.9           97.5               82.4           51.0
                                                                        -------        -------            -------        -------
 Net Investment Income                                                      6.9            6.6                3.6            3.5
                                                                        -------        -------            -------        -------
 Total Revenues                                                         $ 161.8        $ 104.1            $  86.0        $  54.5
                                                                        =======        =======            =======        =======
 Operating Profit (Loss)                                                $ (12.3)       $  (2.4)           $  (8.4)       $   0.4
                                                                        =======        =======            =======        =======

 GAAP Incurred Loss Ratio (excluding Storms)                               80.7%          78.4%              79.6%          76.4%
 GAAP Incurred Storm Ratio                                                  5.1%           1.2%               9.7%           0.7%
 Total GAAP Incurred Loss Ratio                                            85.8%          79.6%              89.3%          77.1%
 GAAP Combined Ratio                                                      112.3%         109.2%             114.5%         106.1%

Premiums in the Specialty Lines Insurance segment increased by $57.4 million and $31.4 million for the six and three months ended June 30, 2001, respectively, compared to the same periods in 2000 due to higher volume and premium rates. Operating Loss in the Specialty Lines Insurance segment increased by $9.9 million and $8.8 million for the six and three months ended June 30, 2001, respectively, compared to the same periods last year due primarily to increased storm losses and increased loss costs, which more than offset premium rate increases. Storm losses were $7.9 million for both the six and three months ended June 30, 2001, respectively, an increase of $6.7 million and $7.6 million, respectively, compared to the same periods last year. The Company is continuing to implement certain premium rate increases in most states and product lines, subject to regulatory approvals where applicable. The Company is also continuing to review underwriting guidelines in certain markets and product lines and continues to implement certain underwriting changes as it writes and renews its business.

Life and Health Insurance

                                         Six Months Ended           Three Months Ended
                                      ---------------------      ------------------------
                                       June 30,    June 30,       June 30,       June 30,
 (Dollars in Millions)                   2001        2000           2001           2000
--------------------------------      ---------   ---------      ---------      ---------
 Premiums:
  Life                                 $ 201.0     $ 205.0        $ 100.4        $ 102.7
  Accident and Health                     75.5       109.1           38.2           54.7
  Property                                43.3        42.3           22.0           21.5
                                       -------     -------        -------        -------
 Total Premiums                          319.8       356.4          160.6          178.9

 Net Investment Income                    91.1        88.4           45.2           44.7
                                       -------     -------        -------        -------
 Total Revenues                        $ 410.9     $ 444.8        $ 205.8        $ 223.6
                                       =======     =======        =======        =======
 Operating Profit (Loss)               $  45.2     $  (3.4)       $  24.3        $ (23.3)
                                       =======     =======        =======        =======

Premiums in the Life and Health Insurance segment decreased by $36.6 million and $18.3 million for the six and three months ended June 30, 2001, compared to the same periods in 2000 due primarily to the July 2000 sale of The Pyramid Life Insurance Company. Pyramid recorded accident and health insurance premiums of $30.4 million and $15.4 million and life insurance premiums of $2.7 million and $1.4 million for the six and three months ended June 30, 2000, respectively. Excluding the effects of the sale of Pyramid, premiums decreased due primarily to lower volume of life insurance and accident and health insurance, partially offset by higher accident and health insurance rates and higher volume of property insurance sold by the Life and Health Insurance segment's career agents. Net Investment Income in the Life and Health Insurance segment increased by $2.7 million and $0.5 million for the six and three months ended June 30, 2001, respectively, compared to the same periods in 2000, due primarily to higher levels of investments. Operating Profit in the Life and Health Insurance segment increased by $48.6 million and $47.6 million for the six and three months ended June 30, 2001, compared to the same periods in 2000. Results for the Life and Health Insurance segment included a charge of $48.8 million in the second quarter of 2000 for the Company's estimate of the cost to ultimately settle certain matters - see Note 9 to the Condensed Consolidated Financial Statements.

Consumer Finance
                                                                        Six Months Ended         Three Months Ended
                                                                     ----------------------    ----------------------
                                                                      June 30,     June 30,     June 30,     June 30,
 (Dollars in Millions)                                                  2001        2000         2001         2000
--------------------------------                                     ---------    ---------    ---------    ---------
 Interest, Loan Fees and Earned Discount                              $  71.8      $  62.4      $  36.6      $  31.8
 Net Investment Income                                                    4.6          3.5          2.1          1.9
 Other                                                                    1.9          1.7          1.0          0.4
                                                                     --------     --------     --------     --------
 Total Revenues                                                          78.3         67.6         39.7         34.1
                                                                     --------     --------     --------     --------
 Provision for Losses on Consumer Finance Receivables                    15.3         13.4          7.7          6.8
 Interest Expense on Investment Certificates and Savings Accounts        22.6         17.8         11.2          9.3
 General and Administrative Expenses                                     27.0         24.0         13.5         11.8
                                                                     --------     --------     --------     --------
 Operating Profit                                                     $  13.4      $  12.4      $   7.3      $   6.2
                                                                     ========     ========     ========     ========

 Consumer Finance Loan Originations                                   $ 255.7      $ 235.4      $ 128.1      $ 120.3
 Percentage of Consumer Finance Receivables
  Greater than Ninety Days Past Due                                       0.4%         1.0%         0.4%         1.0%

 Ratio of Reserve for Losses on Consumer Finance Receivables
  to Gross Consumer Finance Receivables                                   5.1          5.7          5.1          5.7
 Weighted-Average Interest Rates on
  Investment Certificates and Savings Accounts                            5.9%         6.0%         6.0%         6.0%


Revenues in the Consumer Finance segment increased by $10.7 million and $5.6 million for the six and three months ended June 30, 2001, respectively, compared to the same periods in 2000, as a result of a higher level of loans outstanding. Operating Profit in the Consumer Finance segment increased by $1.0 million and $1.1 million for the six and three months ended June 30, 2001, respectively, compared to the same periods in 2000 due primarily to the higher level of loans outstanding. Provision for Losses on Consumer Finance Receivables increased $1.9 million and $0.9 million for the six and three months ended June 30, 2001, respectively, compared to the same periods in 2000, due primarily to a higher level of consumer finance loan originations. Interest expense on Investment Certificates and Savings Accounts increased by $4.8 million and $1.9 million for the six and three months ended June 30, 2001, respectively, compared to the same periods in 2000 due to higher levels of Investment Certificates and Savings Accounts. General and Administrative Expenses, as a percentage of Consumer Finance Revenues, decreased from 35.5% and 34.6% for the six and three months ended June 30, 2000, respectively, to 34.5% and 34.0% for the six and three months ended June 30, 2001 due primarily to the higher levels of loans outstanding.

The Percentage of Consumer Finance Receivables Greater than Ninety Days Past Due decreased from 1.0% at June 30, 2000 to 0.4% at June 30, 2001 due partially to the accelerated charge-off of certain classes of higher risk loans. The Ratio of Reserve for Losses on Consumer Finance Receivables to Gross Consumer Finance Receivables decreased from 5.7% at June 30, 2000 to 5.1% at June 30, 2001, primarily as a result of the accelerated charge-off.

Unitrin Direct

On January 3, 2000, the Company established Unitrin Direct, a direct marketing automobile insurance unit to market personal automobile insurance through direct mail, radio and television advertising and over the Internet. The business unit primarily utilizes the Company's wholly-owned subsidiary, Unitrin Direct Insurance Company and is managed and reported as a separate business segment. In January 2001, Unitrin Direct began actively marketing personal automobile insurance in the state of Pennsylvania. In May 2001, Unitrin Direct began actively marketing personal automobile insurance in the state of Florida. Premiums written for the six and three months ended June 30, 2001 were $8.1 million and $6.0 million, respectively. Premiums earned for the six and three months ended June 30, 2001 were $1.7 million and $1.4 million, respectively. Unitrin Direct recorded an Operating Loss of $10.4 million and $6.3 million for the six and three months ended June 30, 2001, respectively, due primarily to up-front marketing costs. Unlike traditional insurance providers, direct marketers typically incur higher up-front acquisition costs associated with marketing products and acquiring new policies, but experience significantly lower renewal costs than traditional insurance providers. Accordingly, the Company expects that Unitrin Direct will produce operating losses for at least the next few years.

Net Gains on Sales of Investments

Net Gains on Sales of Investments were $562.6 million and $560.9 million for the six and three months ended June 30, 2001, respectively, compared to $95.4 million and $58.9 million, respectively, for the same periods in 2000. Net Gains on Sales of Investments for the six and three months ended June 30, 2001, included a pre-tax gain of $562.1 million resulting from the acquisition of Litton by Northrop - See discussion below under the heading "Equity in Net Income of Investees". Net Gains on Sales of Investments for the six and three months ended June 30, 2000, included pre-tax gains of $91.9 million and $60.6 million, respectively, resulting from sales of a portion of the Company's investment in Baker Hughes common stock. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

Equity in Net Income of Investees

Equity in Net Income of Investees was $7.1 million and $1.9 million for the six and three months ended June 30, 2001, respectively, compared to $24.7 million and $13.7 million for the six and three months ended June 30, 2000, respectively. Equity in Net Income of Investees for each of the Company's investee companies for the six and three months ended June 30, 2001 and 2000 was:

                                    Six Months Ended   Three Months Ended
                                   -----------------   ------------------
                                   June 30,  June 30,  June 30,  June 30,
(Dollars in Millions)                2001      2000      2001      2000
---------------------------------  --------  --------  --------  --------
Curtiss-Wright Corporation           $ 5.6    $ 5.2     $ 2.7     $ 2.7
Litton Industries, Inc.                8.8     17.6         -      11.1
UNOVA, Inc.                           (7.3)     1.9      (0.8)     (0.1)
                                     -----    -----     -----     -----
Equity in Net Income of Investees    $ 7.1    $24.7     $ 1.9     $13.7
                                     =====    =====     =====     =====

Unitrin's proportionate share of UNOVA's results for the six months ended June 30, 2001, include an after-tax loss of $2.8 million related to UNOVA's charges for workforce reductions, consolidation of manufacturing facilities, sales and field service offices, as well as, inventory and warranty adjustments.

In April 2001, Northrop Grumman Corporation ("Northrop") completed its acquisition of Litton. Prior to the Northrop-Litton transaction, Unitrin and its subsidiaries owned approximately 12.7 million shares of Litton common stock, or approximately 28% of Litton's outstanding common stock. Unitrin and its subsidiaries tendered all of their shares of Litton common stock to Northrop. In exchange for its holdings of Litton common stock, Unitrin and its subsidiaries received approximately 1.8 million shares of Northrop series B convertible preferred stock and approximately 7.7 million shares of Northrop common stock in a tax-free exchange. In addition to receiving the Northrop preferred and common stock, Unitrin and its subsidiaries received cash of $174.8 million. The Company recognized a pre-tax accounting gain of $562.1 million and an after-tax accounting gain of $362.4 million, or $5.37 per common share related to this transaction.

Prior to Northrop's acquisition of Litton, Unitrin accounted for its investment in Litton under the equity method of accounting. As a result of the Northrop-Litton transaction, Unitrin's ownership percentage in the combined company fell below 20%, and accordingly, Unitrin does not apply the equity method of accounting to its investments in Northrop. For the year ended December 31, 2000, Unitrin recorded net income of $38.2 million, or $0.56 per common share, from its investment in Litton. Depending on a number of factors, including Northrop continuing to pay dividends on its common stock at its current rate and the reinvestment of the net cash proceeds from the transaction, Unitrin expects that its ongoing, annual reported net income will decrease by approximately $12.2 million as a result of this transaction, but expects that its annual after-tax cash flow will increase by approximately $26.0 million. Since Litton did not pay dividends on its common stock, Unitrin's annual after-tax cash flow from its investment in Litton was zero. The terms of the preferred stock provide for the payment of dividends, and Northrop also currently pays dividends on its common stock.

On July 12, 2001, three of the Company's subsidiaries entered into a financing agreement whereby the subsidiaries and other unrelated parties became participants in a $75 million three year term loan agreement with UNOVA. Under the agreement the subsidiaries, provided $31.5 million in funding to UNOVA.

On July 23, 2001 two of the Company's subsidiaries purchased a portion of UNOVA's outstanding publicly-traded Notes maturing in March 2005 with a total par value of $3.0 million.

Other Items

Corporate and Other Expense, Net decreased by $6.5 million and $4.8 million for six and three months ended June 30, 2001, respectively, compared to the same periods in 2000. Corporate and Other Expense, Net includes interest expense under the Company's revolving credit agreement of $5.1 million and $2.5 million for the six and three months ended June 30, 2001, respectively, compared to $6.3 million and $3.7 million, respectively, for the same periods in 2000. Corporate and Other Expense, Net reflects dividend income of $3.1 million for both the six and three month periods ended June 30, 2001, from the Company's investment in Northrop common stock. The Company records dividend income based on a stock's ex-dividend date. The ex-dividend date for the quarterly dividend on Northrop's preferred stock occurred after June 30, 2001. Accordingly, the Company's results for the six and three months ended June 30, 2001 do not include dividend income from the Company's investment in Northrop preferred stock. Based upon the Company's current investments in Northrop common and preferred stock and the current dividend rates on those investments the Company anticipates receiving quarterly dividends of $3.1 million and $3.1 million from its Northrop common stock and preferred stock, respectively. Corporate and Other Expense, Net also reflects dividend income of $0.9 million and $0.4 million, respectively, for the six and three months ended June 30, 2001, compared to $2.9 million and $1.1 million, respectively, for the same periods in 2000, from the Company's investment in Baker Hughes common stock. The Company sold a portion of its Baker Hughes common stock holdings in 2000 and in the first three months of 2001.

During the first six months of 2001, the Company repurchased 482,400 shares of its common stock in open market transactions at an aggregate cost of $17.9 million. The repurchases were made with general corporate funds. At June 30, 2001, the Company had approximately 4.1 million shares remaining under the existing repurchase authorization.

At June 30, 2001, the unused commitment under the Company's revolving credit facility was $263 million. In addition, for the remainder of 2001, the Company's subsidiaries would be able to pay approximately $187 million in dividends to the Company without prior regulatory approval.

Accounting Changes

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards "SFAS" No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lifes. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has not yet completed its assessment of the impact of SFAS 142 on its financial statements.

In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133." SFAS No. 138 addresses a limited number of implementation issues related to SFAS No. 133 "Accounting for Derivatives Instruments and for Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to years beginning after June 15, 2000, with earlier adoption permitted. Accordingly, SFAS No. 133 is effective for years beginning after June 15, 2000, with earlier adoption permitted. Effective January 1, 2001, the Company adopted the provisions of SFAS Nos. 133 and 138. There was no effect of adoption on the Company's financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), the Company is required to provide the following disclosures about Market Risk.

Quantitative Information About Market Risk

The Company's consolidated balance sheets include four types of financial instruments subject to material risk disclosures required by the SEC: (1) Investments in Fixed Maturities, (2) Investments in Equity Securities, (3) Consumer Finance Receivables and (4) Investment Certificates and Savings Accounts. Investments in Fixed Maturities, Consumer Finance Receivables and Investment Certificates and Savings Accounts are subject to material interest rate risk. The Company's Investment in Equity Securities include common and preferred stocks and accordingly, are subject to material equity price risk and interest rate risk, respectively.

For purposes of this disclosure, market risk sensitive financial instruments are divided into two categories: financial instruments acquired for trading purposes and financial instruments acquired for purposes other than trading. The Company's market risk sensitive instruments are classified as held for purposes other than trading. The Company has no holdings of derivative instruments.

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

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates for Investments in Fixed Maturities, Preferred Stock Equity Securities and Consumer Finance Receivables from their levels at June 30, 2001 and December 31, 2000, respectively, and an adverse and instantaneous decrease of 100 basis points in market interest rates for Investment Certificates and Savings Accounts from their levels at June 30, 2001 and December 31, 2000, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor's Stock Index (the "S&P 500") from its levels at June 30, 2001 and December 31, 2000, with all other variables held constant. The Company's Investment in Common Stock Equity Securities was correlated with the S&P 500 using the portfolio's weighted-average beta of 0.68 and 0.84 at June 30, 2001 and December 31, 2000, respectively. The portfolio's weighted-average beta was calculated using each security's beta for the five-year periods ended June 30, 2001 and December 31, 2000, respectively and weighted on the fair value of such securities at June 30, 2001 and December 31, 2000, respectively. Beta measures a stock's relative volatility in relation to the rest of the stock market with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the market value of the Company's financial instruments using these assumptions was:


                                                                             Pro Forma Increase (Decrease)
                                                             ------------------------------------------------------------
                                                                              Interest         Equity        Total Market
(Dollars in Millions)                                        Fair Value       Rate Risk       Price Risk         Risk
---------------------                                        ----------       ---------       ----------     ------------
June 30, 2001
-------------
Assets
Investments in Fixed Maturities                              $  2,677.3      $  (118.4)       $      -        $  (118.4)
Investments in Equity Securities                                1,136.0          (14.2)          (58.2)           (71.9)
Consumer Finance Receivables                                      724.0           (9.7)              -             (9.7)

Liabilities
Investment Certificates and Savings Accounts                 $    747.9      $     8.5        $      -        $     8.5

December 31, 2000
-----------------
Assets
Investments in Fixed Maturities                              $  2,733.2      $   (99.0)       $      -        $   (99.0)
Investments in Equity Securities                                  367.8           (3.3)          (23.7)           (27.0)
Consumer Finance Receivables                                      677.8          (11.8)              -            (11.8)

Liabilities
Investment Certificates and Savings Accounts                 $    698.6      $     3.0        $      -        $     3.0

The market risk sensitivity analysis assumes that the composition of the Company's interest rate sensitive assets and liabilities, including but not limited to future contractual cash flows and credit quality, and equity price sensitive assets existing at the beginning of the period remains constant over the period being measured. It also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the time to maturity. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Also, any future correlation, either in the near term or the long term, between the Company's common stock equity securities portfolio and the S&P 500 may differ from the historical correlation as represented by the weighted-average historical beta of the common stock equity securities portfolio. Accordingly, the market risk sensitivity analysis may not be indicative of, is not intended to provide, and does not provide a precise forecast of the effect of changes of market rates on the Company's income or Shareholders' Equity. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates or equity prices.

To the extent that any adverse 100 basis point change occurs in increments over a period of time instead of instantaneously, the adverse impact on fair values would be partially mitigated because some of the underlying financial instruments would have matured. For example, proceeds from any maturing assets could be reinvested and any new liabilities incurred at the then current interest rates.

Qualitative Information About Market Risk

Market risk is a broad term related to economic losses due to adverse changes in the fair value of a financial instrument and is inherent to all financial instruments. SEC disclosure rules focus on only one element of market risk-- price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Company's primary market risk exposures are to changes in interest rates and certain exposures to changes in equity prices. The Company manages its interest rate exposures with respect to Investments in Fixed Maturities by investing primarily in investment-grade securities of relatively short duration. The interest rate risks with respect to the fair value of Consumer Finance Receivables should be partially offset by the impact of interest rate movements on Investment Certificates and Savings Accounts which are issued to fund its receivables.

At June 30, 2001, $805.2 million of the Company's Investments in Equity Securities, which exclude the Company's Investments in Investees, was concentrated in the common and preferred stock of Northrop. Northrop stated in its 2000 Annual Report on Form 10-K that it is "a leading defense electronics, systems integration and information technology company" and "Northrop Grumman is subject to the usual vagaries of the marketplace, it is also affected by the unique characteristics of the defense industry and by certain elements peculiar to its own business mix". At June 30, 2001 and December 31, 2000, respectively, the Company's Investments in Equity Securities included $127.2 million and $160.3 million of Baker Hughes common stock. Baker Hughes stated in its 2000 Annual Report on Form 10-K that it "is engaged in the oil field and process industry segments," and that in addition to these industry segments, it "manufactures and sells other products and provides services to industries not related to either the petroleum or continuous process industries." Accordingly, the Company's Investments in Equity Securities are sensitive to the nature of Northrop and Baker Hughes' industry segments.

Caution Regarding Forward-Looking Statements

Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Information About Market Risk and the accompanying Condensed Consolidated Financial Statements (including the notes thereto) contain forward-looking statements, which usually include words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "forecast(s)" and similar expressions. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in such statements. Such risks and uncertainties include, but are not limited to, those described under this Item 2 above, changes in economic factors (such as interest rates and stock market fluctuations), changes in competitive conditions (including availability of labor with required technical or other skills), the number and severity of insurance claims (including those associated with catastrophe losses), regulatory approval of insurance rates, license applications and similar matters, governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations) and adverse judgments in litigation to which the Company or its subsidiaries are parties. No assurances can be given that the results contemplated in any forward-looking statements will be achieved. The Company assumes no obligation to release publicly any revisions to any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 9 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Unitrin, Inc. was held on May 2, 2001 for the purpose of electing seven directors.

The final tabulation for each of the seven nominees for director is as follows:

                                      Votes          Votes
Nominee                                 For       Withheld
-------                             ----------   ---------
James E. Annable                    59,821,700     358,953
Douglas G. Geoga                    59,775,909     404,744
Reuben L. Hedlund                   59,780,480     400,173
Jerrold V. Jerome                   56,709,608   3,471,045
William E. Johnston, Jr.            59,784,468     396,185
Fayez S. Sarofim                    59,794,683     385,970
Richard C. Vie                      59,076,662   1,103,991

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

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

                Richard C. Vie (Chairman, President and Chief Executive Officer) David F. Bengston (Vice President)
                Eric J. Draut (Senior Vice President, Treasurer & Chief Financial Officer)
                Edward J. Konar (Vice President)
                Scott Renwick (General Counsel and Secretary)
                Richard Roeske (Vice President & Chief Accounting Officer) Donald G. Southwell (Senior Vice President)

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

 (b) Reports on Form 8-K.

       On April 13, 2001, the Company filed a report on Form 8-K related to the exchange of its investment in Litton Industries, Inc. common stock for Northrop Grumman Corporation common stock, preferred stock and cash.

       On May 2, 2001, the Company filed a report on Form 8-K related to information presented at the Company's annual meeting of its shareholders.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Unitrin, Inc.


Date: July 25, 2001                  /s/ Richard C. Vie
                                     -----------------------------------------
                                     Richard C. Vie
                                     Chairman, President
                                     and Chief Executive Officer


Date: July 25, 2001                  /s/ Richard Roeske
                                     -----------------------------------------
                                     Richard Roeske
                                     Vice President and Chief Accounting Officer
                                     (Principal Accounting Officer)