Form 10-Q
period 2001-09-30
UNITRIN INC
filed 2001-10-24
CIK 860748

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X]          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

 For Quarterly Period Ended                     September 30, 2001
                            ----------------------------------------------------
                                       OR

     [_]          Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

 For the Transition Period from _____________________ to _______________________

 Commission file                     0-18298
 number
                       ---------------------------------------------------------

                                  Unitrin, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                              95-4255452
--------------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employeer
     incorporation or organization)                Identification No.)

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

                                 Yes X    No______
                                    ---

67,301,351 shares of common stock, $0.10 par value, were outstanding as of September 30, 2001.

                                 UNITRIN, INC.


                                      INDEX

                                                                                    Page
                                                                                   ------
PART I.     Financial Information.

Item 1.     Financial Statements

            Condensed Consolidated Statements of Income for the Three and Nine
            Months Ended September 30, 2001 and 2000 (Unaudited).                       1

            Condensed Consolidated Balance Sheets as of September 30, 2001
            (Unaudited) and December 31, 2000.                                          2

            Condensed Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2001 and 2000 (Unaudited).                              3

            Notes to the Condensed Consolidated Financial Statements (Unaudited).    4-10

Item 2.     Management's Discussion and Analysis of Results of Operations and
            Financial Condition.                                                    11-18

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.             19-21

PART II.    Other Information.

Item 1.     Legal Proceedings.                                                         22

Item 6.     Exhibits and Reports on Form 8-K.                                       22-23

Signatures                                                                             24

                         UNITRIN, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)


                                                                      Nine Months Ended                 Three Months Ended
                                                                -----------------------------     ------------------------------
                                                                 Sept. 30,         Sept. 30,         Sept. 30,      Sept. 30,
                                                                   2001              2000              2001           2000
                                                                -----------      ------------     --------------   -------------
Revenues:
Premiums                                                        $  1,160.6       $   1,083.8      $     405.4      $    363.9
Consumer Finance Revenues                                            119.0             103.9             40.7            36.3
Net Investment Income                                                177.0             167.5             61.3            58.1
Net Gains on Sales of Investments                                    563.8             133.2              1.2            37.8
                                                                -----------      ------------     --------------   -------------
Total Revenues                                                     2,020.4           1,488.4            508.6           496.1
                                                                -----------      ------------     --------------   -------------

Expenses:
Insurance Claims and Policyholders' Benefits                         865.9             785.5           298.8            245.1
Insurance Expenses                                                   461.3             463.4           156.2            145.6
Consumer Finance Expenses                                             96.4              85.0            31.4             29.8
Interest and Other Expenses                                           15.4              29.8             7.1             18.8
                                                                -----------      ------------     --------------   -------------
Total Expenses                                                     1,439.0           1,363.7           493.5            439.3
                                                                -----------      ------------     --------------   -------------

Income before Income Taxes and Equity
  in Net Income (Loss) of Investees                                  581.4             124.7            15.1             56.8
Income Tax Expense                                                   204.6              43.8             4.1             18.6
                                                                -----------      ------------     --------------   -------------
Income before Equity in Net Income (Loss) of Investees               376.8              80.9            11.0             38.2
Equity in Net Income (Loss) of Investees                              16.2             (17.8)            9.1            (42.5)
                                                                -----------      ------------     --------------   -------------
Net Income (Loss)                                               $    393.0       $      63.1      $     20.1       $     (4.3)
                                                                ===========      ============     ==============   =============
Net Income (Loss) Per Share                                     $     5.82       $      0.91      $     0.30       $    (0.06)
                                                                ===========      ============     ==============   =============
Net Income (Loss) Per Share Assuming Dilution                   $     5.78       $      0.91      $     0.30       $    (0.07)
                                                                ===========      ============     ==============   =============


The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                         UNITRIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in millions, except per share amounts)

                                                                                     September 30,   December 31,
                                                                                         2001           2000
                                                                                    --------------  --------------
                                                                                      (Unaudited)

Assets:
Investments:
Fixed Maturities at Fair Value (Amortized
   Cost: 2001 - $2,579.1; 2000 - $2,729.9)                                          $    2,654.1    $     2,733.2
Equity Securities at Fair Value
   (Cost: 2001 - $1,128.7; 2000 - $205.7)                                                1,361.1            367.8
Investees at Cost Plus Cumulative Undistributed Earnings
   (Fair Value: 2001 - $260.5; 2000 - $1,245.7)                                            194.5            620.0
Short-term Investments at Cost which Approximates Fair Value                               818.6            271.2
Other                                                                                      241.6            241.3
                                                                                    --------------  --------------
Total Investments                                                                        5,269.9          4,233.5
                                                                                    --------------  --------------

Cash                                                                                        27.5             23.3
Consumer Finance Receivables at Cost (Fair
   Value: 2001 - $726.1; 2000 - $677.8)                                                    729.7            681.1
Other Receivables                                                                          455.2            420.5
Deferred Policy Acquisition Costs                                                          332.0            322.2
Goodwill                                                                                   346.8            353.2
Other Assets                                                                               114.7            131.0
                                                                                    --------------  --------------
Total Assets                                                                        $    7,275.8    $     6,164.8
                                                                                    ==============  ==============

Liabilities and Shareholders' Equity:
Insurance Reserves:
Life and Health                                                                     $    2,139.9    $     2,101.4
Property and Casualty                                                                      596.5            541.4
                                                                                    --------------  --------------
Total Insurance Reserves                                                                 2,736.4          2,642.8
                                                                                    --------------  --------------

Investment Certificates and Savings Accounts at Cost
   (Fair Value: 2001 - $752.2 ; 2000 - $698.6)                                             749.4            703.4
Unearned Premiums                                                                          437.9            385.3
Accrued and Deferred Income Taxes                                                          470.9            248.1
Notes Payable                                                                              207.8            180.0
Accrued Expenses and Other Liabilities                                                     583.3            304.0
                                                                                    --------------  --------------
Total Liabilities                                                                        5,185.7          4,463.6
                                                                                    --------------  --------------

Shareholders' Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 67,301,351 and
   67,648,447 Shares Issued and Outstanding at
   September 30, 2001 and December 31, 2000                                                  6.7              6.8
Paid-in Capital                                                                            463.4            442.6
Retained Earnings                                                                        1,426.3          1,150.2
Accumulated Other Comprehensive Income                                                     193.7            101.6
                                                                                    --------------  --------------
Total Shareholders' Equity                                                               2,090.1          1,701.2
                                                                                    --------------  --------------
Total Liabilities and Shareholders' Equity                                          $    7,275.8    $     6,164.8
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

                         UNITRIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                    -----------------------------
                                                                    September 30,   September 30,
                                                                        2001             2000
                                                                    -------------   -------------
Operating Activities:
Net Income                                                          $      393.0    $        63.1
Adjustment to Reconcile Net Income to Net Cash
   Provided (Used) by Operations:
   Change in Deferred Policy Acquisition Costs                              (6.6)            (6.3)
   Equity in Net (Income)Loss of Investees before Taxes                    (24.6)            28.2
   Cash Dividends from Investee                                              1.1              1.1
   Amortization of Investments                                               0.3             10.6
   Increase in Receivables                                                 (34.8)           (49.4)
   Increase in Insurance Reserves and Unearned Premiums                    141.0            127.6
   Increase (Decrease) in Accrued and Deferred Income Taxes                174.5            (51.4)
   Increase in Accrued Expenses and Other Liabilities                       40.9             41.7
   Net Gains on Sale of Investments                                       (563.8)          (133.2)
   Provision for Loan Losses                                                22.2             20.3
   Other, Net                                                               21.1             24.8
                                                                    ------------    -------------
Net Cash Provided by Operating Activities                                  164.3             77.1
                                                                    ------------    -------------

Investing Activities:
Sales and Maturities of Fixed Maturities                                   837.3            766.7
Purchases of Fixed Maturities                                             (688.3)          (922.2)
Sales and Redemptions of Equity Securities                                   8.8            357.8
Purchases of Equity Securities                                             (91.0)              --
Sale of Litton Common Stock, Net                                           171.8               --
Disposition of Businesses, Net of Cash Disposed                               --             33.1
Change in Consumer Finance Receivables                                     (70.6)           (86.9)
Change in Short-term Investments                                          (543.3)          (210.9)
Other, Net                                                                  (1.1)            (9.2)
                                                                    ------------    -------------
Net Cash Used by Investing Activities                                     (376.4)           (71.6)
                                                                    ------------    -------------

Financing Activities:
Change in Investment Certificates and Savings Accounts                      46.0             72.3
Change in Universal Life and Annuity Contracts                               5.1              6.9
Change in Liability for Funds Held for Securities on Loan                  234.2               --
Notes Payable Proceeds                                                     499.0            490.7
Notes Payable Payments                                                    (471.0)          (395.7)
Cash Dividends Paid                                                        (81.1)           (77.7)
Common Stock Repurchases                                                   (26.0)          (107.9)
Other, Net                                                                  10.1              2.2
                                                                    ------------    -------------
Net Cash Provided (Used) by Financing Activities                           216.3             (9.2)
                                                                    ------------    -------------
Increase (Decrease) in Cash                                                  4.2             (3.7)
Cash, Beginning of Year                                                     23.3             24.1
                                                                    ------------    -------------
Cash, End of Period                                                 $       27.5    $        20.4
                                                                    ============    =============

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Unitrin, Inc. ("Unitrin" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation. Certain prior year amounts have been reclassified to conform to the current year's presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K, filed with the Commission for the year ended December 31, 2000.

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


Note 2 - Net Income Per Share

Net Income (Loss) Per Share and Net Income (Loss) Per Share Assuming Dilution determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" for the nine and three months ended September 30, 2001 and 2000 were as follows:


                                                                       Nine Months Ended        Three Months Ended
                                                                     ---------------------    ---------------------
                                                                     Sept. 30,   Sept. 30,    Sept. 30,   Sept. 30,
(Dollars and Shares in Millions, Except Per Share Amounts)             2001        2000         2001        2000
------------------------------------------------------------         ---------   ---------    ---------   ---------
Net Income (Loss)                                                    $  393.0    $   63.1     $   20.1    $  (4.3)
Dilutive Effect on Net Income from
   Investees' Equivalent Shares                                          (0.4)       (0.3)        (0.1)      (0.2)
                                                                     --------    --------     --------    -------
Net Income (Loss) Assuming Dilution                                  $  392.6    $   62.8     $   20.0    $  (4.5)
                                                                     ========    ========     ========    =======

Weighted Average Common Shares Outstanding                               67.5        69.0         67.4       68.2
Dilutive Effect of Unitrin Stock Option Plans                             0.4         0.1          0.3        0.1
                                                                     --------    --------     --------    -------
Weighted Average Common Shares and
   Equivalent Shares Outstanding Assuming Dilution                       67.9        69.1         67.7       68.3
                                                                     ========    ========     ========    =======

Net Income (Loss) Per Share                                          $   5.82    $   0.91     $   0.30    $ (0.06)
                                                                     ========    ========     ========    =======

Net Income (Loss) Per Share Assuming Dilution                        $   5.78    $   0.91     $   0.30    $ (0.07)
                                                                     ========    ========     ========    =======

Note 3 - Investment in Investees

Unitrin accounts for its Investments in Investees (Curtiss-Wright Corporation ("Curtiss-Wright") and UNOVA, Inc. ("UNOVA")) and, formerly, Litton Industries, Inc. ("Litton") under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information which generally results in a two or three-month-delay basis depending on the investee being reported.

Equity in Net Income (Loss) of Investees was income of $16.2 million and $9.1 million for the nine and three months ended September 30, 2001, respectively, compared to a loss of $17.8 million and $42.5 million for the nine and three months ended September 30, 2000, respectively. Equity in Net Income (Loss) of Investees for each of the Company's investee companies for the nine and three months ended September 30, 2001 and 2000 was:


                                        Nine Months Ended      Three Months Ended
                                      ---------------------   ---------------------
                                      Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
(Dollars in Millions)                   2001        2000        2001        2000
-----------------------------------   --------    --------    --------    --------
Curtiss-Wright Corporation            $    8.7    $    8.4    $    3.1    $    3.2
Litton Industries, Inc.                    8.8        30.2           -        12.6
UNOVA, Inc.                               (1.3)      (56.4)        6.0       (58.3)
                                      --------    --------    --------    --------
Equity In Net Income (Loss) of
  Investees                           $   16.2    $  (17.8)   $    9.1    $  (42.5)
                                      ========    ========    ========    ========


Unitrin's proportionate share of UNOVA's results for both the nine and three months ended September 30, 2001 includes an after tax gain of $5.3 million as a result of UNOVA's completion of a partial settlement of its defined benefit pension obligations through the purchase of annuity contracts. Unitrin's proportionate share of UNOVA's results for the nine and three months ended September 30, 2001, also includes an after-tax loss of $3.2 million and $0.4 million, respectively, related to UNOVA's charges for workforce reductions, consolidation of manufacturing facilities, sales and field service offices as well as inventory and warranty adjustments. During the third quarter of 2000, Unitrin recorded an after-tax gain of $4.2 million for its proportionate share of UNOVA's gain from the sale of a business less certain severance charges.

On June 20, 2000, the fair value of Unitrin's investment in UNOVA declined below Unitrin's carrying value of its investment in UNOVA. During the third quarter of 2000, Unitrin determined that the decline in the fair value of its investment in UNOVA was other than temporary under applicable accounting standards. Accordingly, Unitrin recorded an after-tax loss of $60.7 million to reduce the carrying value of its investment in UNOVA to its then current estimated realizable value. The loss has been allocated to Unitrin's proportionate share of UNOVA's non-current assets. Accordingly, Unitrin's reported equity in the net income of UNOVA differs from Unitrin's proportionate share of UNOVA's reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets.

In April 2001, Northrop Grumman Corporation ("Northrop") completed its acquisition of Litton. Prior to the Northrop-Litton transaction, Unitrin and its subsidiaries owned approximately 12.7 million shares or 28% of Litton's outstanding common stock. Unitrin and its subsidiaries tendered all of their shares of Litton common stock to Northrop. In exchange for its holdings of Litton common stock, Unitrin and its subsidiaries received approximately 1.8 million shares of Northrop Series B convertible preferred stock and approximately 7.7 million shares of Northrop common stock in a tax-free exchange. In addition to receiving the Northrop preferred and common stock, Unitrin and its subsidiaries received cash of $171.8 million, net of transaction costs. In the second quarter of 2001, the Company recognized a pre-tax accounting gain of $562.1 million and an after-tax accounting gain of $362.4 million, or $5.37 per common share related to this transaction.

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

Unitrin and Curtiss-Wright are parties to an agreement providing for the spin-off of Unitrin's equity ownership interest in Curtiss-Wright in a tax-free distribution to Unitrin's shareholders. In connection with the spin-off, all of the 4.4 million Curtiss-Wright shares currently held by Unitrin will be exchanged for 4.4 million shares of a new Class B common stock of Curtiss-Wright that will be entitled to elect at least 80% of the Board of Directors of Curtiss-Wright but will otherwise be substantially identical to Curtiss-Wright's existing common stock. The Curtiss-Wright Class B common stock will be immediately distributed pro ratably to shareholders of Unitrin. All of the other outstanding shares of Curtiss-Wright common stock will remain outstanding and be entitled to elect approximately 20% of the Board of Directors of Curtiss-Wright. The recapitalization and spin-off have been approved by both the Unitrin and Curtiss-Wright Boards of Directors. The exchange will be part of a Curtiss-Wright recapitalization and requires approval by Curtiss-Wright shareholders other than Unitrin. Curtiss-Wright is scheduled to hold a special meeting of its shareholders on October 26, 2001 to vote on the recapitalization and certain other matters.

On July 12, 2001, three of Unitrin's subsidiaries entered into a financing agreement whereby the subsidiaries and other unrelated parties became participants in a $75 million three-year term loan agreement with UNOVA. Under the agreement, the subsidiaries provided $31.5 million in funding to UNOVA.

In the third quarter of 2001, two of Unitrin's subsidiaries purchased a portion of UNOVA's outstanding publicly-traded Notes maturing in March 2005 with a total par value of $5.0 million.

Note 4 - Securities Lending

On May 16, 2001, two of the Company's subsidiaries entered into a securities lending agreement with the Bank of New York ("BNY") whereby BNY was appointed to act as agent to lend securities in the subsidiaries' accounts to unrelated parties, primarily large brokerage firms. Borrowers of these securities must deposit cash collateral with the subsidiaries equal to 102% of the fair value of the securities loaned. The subsidiaries continue to receive the interest on loaned securities as beneficial owners, and accordingly, the loaned securities are included in Fixed Maturities. The amount of collateral received is invested in short-term securities, and is included in these financial statements as Short-term Investments with a corresponding Liability for Funds Held for Securities on Loan included in Accrued Expenses and Other Liabilities. At September 30, 2001, the fair value of collateral held was $234.2 million.

Note 5 - Notes Payable

The Company has borrowing capacity of $440 million under an unsecured revolving credit agreement, expiring September 2002, with a group of banks that provides for fixed and floating rate advances for periods of up to 180 days at various interest rates. The agreement contains various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for the Company's direct insurance subsidiaries. The proceeds from advances under the revolving credit agreement may be used for general corporate purposes, including repurchases of the Company's common stock.

At September 30, 2001 and December 31, 2000, the Company had outstanding borrowings under the revolving credit agreement of $207 million and $179 million, respectively, at weighted average interest rates of 3.57% and 6.76%, respectively. Interest expense under the revolving credit agreement was $7.2 million and $10.3 million for the nine months ended September 30, 2001 and 2000, respectively. Interest expense under the revolving credit agreement was $2.1 million and $4.0 million for the three months ended September 30, 2001 and 2000, respectively.

Note 6 - TenFold Dispute

In 1997, a subsidiary of the Company entered into an agreement with TenFold Corporation ("TenFold") to develop an integrated software application ("PowerPAC") for Unitrin's Multi Lines Insurance segment. Under the terms of the agreement, as amended, TenFold was required to complete and deliver a PowerPAC system that satisfied all contractual requirements by September 1, 2000. TenFold did not deliver PowerPAC by the required deadline. The Company notified TenFold on September 14, 2000 that it considered TenFold to be in material breach of the agreement and, pursuant to its express terms, requested that TenFold refund to the Company all amounts it had paid to TenFold for the PowerPAC project. The dispute was submitted to arbitration and, on March 8, 2001, the Company and TenFold entered in a confidential agreement whereby the parties, in exchange for a payment from TenFold's insurer to the Company, settled the dispute. The difference between such recovery and the amount previously estimated as recoverable in the Company's financial statements was not material.

Interest and Other Expenses for the nine and three months ended September 30, 2000 includes a $12.3 million before tax charge primarily to write-off payroll costs related to the PowerPAC project previously capitalized under Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

Note 7 - Other Comprehensive Income

Other Comprehensive Income related to the Company's Investments for the nine and three months ended September 30, 2001 and 2000 was:

                                                                     Nine Months Ended         Three Months Ended
                                                                    --------------------      ---------------------
                                                                     Sept. 30, Sept. 30,       Sept. 30,  Sept. 30,
  (Dollars in Millions)                                                2001      2000            2001       2000
------------------------------------------------------------------  ---------- ---------      ----------  ---------
  Increase in Unrealized Gains, Net of
    Reclassification Adjustment for Gains Included in Net Income    $   142.0   $  120.7      $   204.7   $    52.2
  Equity In Other Comprehensive Loss of Investees                        (0.2)      (4.7)          (1.1)       (2.0)
  Effect of Income Taxes                                                (49.7)     (40.7)         (71.6)      (17.5)
                                                                    ---------   --------      ---------   ---------
  Other Comprehensive Income                                        $    92.1   $   75.3      $   132.0   $    32.7
                                                                    =========   ========      =========   =========


The Company's Investments in Investees are accounted for under the equity method of accounting and, accordingly, changes in the fair value of the Company's Investments in Investees are excluded from the determination of Total Comprehensive Income and Other Comprehensive Income under SFAS No. 130 "Reporting Comprehensive Income". Total Comprehensive Income for the nine months ended September 30, 2001 and 2000 was $485.1 million and $138.4 million, respectively. Total Comprehensive Income for the three months ended September 30, 2001 and 2000 was $152.1 million and $28.4 million, respectively.

Note 8 - Business Segments

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through five operating segments: Multi Lines Insurance, Specialty Lines Insurance, Life and Health Insurance, Consumer Finance and Unitrin Direct. Insurance products provided by the Multi Lines Insurance segment consist of preferred and standard risk automobile, homeowners, fire, commercial liability and workers compensation. Multi Lines Insurance products are marketed to individuals and businesses with favorable risk characteristics and loss histories and are sold by independent insurance agents. Specialty Lines Insurance products consist of automobile, motorcycle and watercraft insurance sold to individuals and businesses in the non-standard and specialty market through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance because of their driving records. The Life and Health Insurance segment includes individual life, accident, health and hospitalization insurance sold primarily by employee-agents. The Life and Health Insurance segment also includes property insurance products sold by its employee-agents. The Consumer Finance segment makes consumer loans primarily for the purchase of used automobiles and offers thrift products in the form of investment certificates and savings accounts. Unitrin Direct provides personal automobile insurance marketed through direct mail, radio and television advertising and over the Internet.

It is the Company's management practice to allocate certain corporate expenses to its operating units. The Company considers the management of its investments in its Investees and certain other investments, primarily Northrop common and preferred stock and Baker Hughes common stock, to be a corporate responsibility and excludes income from these investments from its Operating Segments.

Segment Revenues and Operating Profit (Loss) for the nine and three months ended September 30, 2001 and 2000 were:

                                                                     Nine Months Ended             Three Months Ended
                                                                --------------------------      ------------------------
                                                                  Sept. 30,      Sept. 30,       Sept. 30,     Sept. 30,
(Dollars in Millions)                                               2001           2000             2001         2000
----------------------------------------------------------      -----------     ----------      ----------    ----------
Revenues:
Multi Lines Insurance:
   Premiums                                                     $     427.2     $    408.4      $    148.4    $    142.4
   Net Investment Income                                               31.9           34.2            10.3          12.5
                                                                -----------     ----------      ----------    ----------
   Total Multi Lines Insurance                                        459.1          442.6           158.7         154.9
                                                                -----------     ----------      ----------    ----------

Specialty Lines Insurance:
   Premiums                                                           248.4          153.6            93.5          56.1
   Net Investment Income                                               10.8           10.7             3.9           4.1
                                                                -----------     ----------      ----------    ----------
   Total Specialty Lines Insurance                                    259.2          164.3            97.4          60.2
                                                                -----------     ----------      ----------    ----------

Life and Health Insurance:
   Premiums                                                           480.0          521.8           160.2         165.4
   Net Investment Income                                              135.4          135.4            44.3          47.0
                                                                -----------     ----------      ----------    ----------
   Total Life and Health Insurance                                    615.4          657.2           204.5         212.4
                                                                -----------     ----------      ----------    ----------

Consumer Finance                                                      119.0          103.9            40.7          36.3
                                                                -----------     ----------      ----------    ----------

Unitrin Direct                                                          5.0              -             3.3             -
                                                                -----------     ----------      ----------    ----------
Total Segment Revenues                                              1,457.7        1,368.0           504.6         463.8
                                                                -----------     ----------      ----------    ----------

Dividend Income from Corporate Investments                             10.5            3.5             6.6           0.5
Net Gains on Sales of Investments                                     563.8          133.2             1.2          37.8
Other                                                                 (11.6)         (16.3)           (3.8)         (6.0)
                                                                -----------     ----------      ----------    ----------
Total Revenues                                                  $   2,020.4     $  1,488.4      $    508.6    $    496.1
                                                                ===========     ==========      ==========    ==========

Segment Operating Profit (Loss):
   Multi Lines Insurance                                        $     (42.9)    $    (19.7)     $    (19.2)   $     (2.2)
   Specialty Lines Insurance                                          (12.9)          (1.0)           (0.6)          1.4
   Life and Health Insurance                                           73.9           34.1            28.7          37.5
   Consumer Finance                                                    22.6           18.9             9.2           6.5
   Unitrin Direct                                                     (15.6)          (3.9)           (5.2)         (2.3)
                                                                -----------     ----------      ----------    ----------
   Total Segment Operating Profit                                      25.1           28.4            12.9          40.9
                                                                -----------     ----------      ----------    ----------

Dividend Income from Corporate Investments                             10.5            3.5             6.6           0.5
Net Gains on Sales of Investments                                     563.8          133.2             1.2          37.8
Other Expense, Net                                                    (18.0)         (40.4)           (5.6)        (22.4)
                                                                -----------     ----------      ----------    ----------

Income Before Income Taxes and
   Equity in Net Income (Loss) of
   Investees                                                    $     581.4     $    124.7      $     15.1    $     56.8
                                                                ===========     ==========      ==========    ==========

Note 9 - Legal Proceedings and Other Regulatory Matters

In October 1999, the Florida Department of Insurance filed and served a subpoena upon the Company's subsidiary, United Insurance Company of America ("United"), in connection with that Department's investigation into the sale and servicing of industrial life insurance and small face amount life insurance policies in the State of Florida. Subsequently, on December 15, 1999, a purported nationwide class action lawsuit was filed against United in the United States District Court for the Middle District of Florida (Wilson, et al. v. United Insurance Company of America), on behalf of "all African-American persons who have (or have had at the time of the Policy's termination), an ownership interest in one or more Industrial Life Insurance Policies issued, serviced, administered or purchased from United...." Plaintiffs allege discrimination in premium rates in violation of 42 U.S.C. 1981 in addition to various state law claims. Unspecified compensatory and punitive damages are sought together with equitable relief. The Company has determined that United and its other career agency life insurance subsidiaries have in force insurance policies in which race was used as an underwriting factor in pricing or benefits; however, to the best of the Company's knowledge, all such practices ceased 30 or more years ago with regard to newly-issued policies. At least twenty similar lawsuits have been filed in other jurisdictions against the Company and/or its career agency life insurance subsidiaries. The Judicial Panel on Multi-District Litigation has ordered that substantially all of these lawsuits be consolidated for pretrial purposes in the United States District Court for the Eastern District of Louisiana. The Company believes that it and its subsidiaries have meritorious defenses in these matters; nonetheless, the Company continues to engage in settlement discussions with plaintiffs' counsel and representatives of various insurance departments. On July 17, 2000 the Florida Department of Insurance issued orders to more than two dozen life insurers, including United and the Company's other career agency subsidiaries, to cease collecting a portion of the premiums on certain industrial life policies attributable to past race-distinct underwriting practices. These subsidiaries appealed the orders directed at them and, in September of 2001, a Florida appellate court ruled that the orders had been improperly issued. In the second quarter of 2000, the Company recorded an after-tax charge of $32.4 million for its estimated cost to ultimately settle these matters. Actual costs may differ from this estimate. However, the Company believes that such difference will not have a material adverse effect on the Company's financial position, but could have a material adverse effect on the Company's results for a given period.

The Company and its subsidiaries are defendants in various other legal actions incidental to their businesses; some of which seek substantial punitive damages that bear no apparent relationship to the actual damages alleged. The plaintiffs in certain of these suits seek class action status which, if granted, could expose the Company and its subsidiaries to potentially significant liability by virtue of the size of the purported classes. In addition, the State of Mississippi, where the Company and some of its subsidiaries are defendants in a number of lawsuits, has recently received national attention for a large number of multi-million dollar jury verdicts and settlements against corporations in a variety of industries. Although Mississippi law does not permit class actions, recent case law there allows for virtually unlimited joinder of plaintiffs in a single action, thereby simulating a class action lawsuit. Although the Company and its subsidiaries believe that there are meritorious defenses to the cases referenced in this paragraph and are defending them vigorously, and although the Company believes that resolution of these cases will not have a material adverse effect on the Company's financial position, there can be no assurance that one or more of these cases will not produce significant jury awards which could have a material adverse effect on the Company's results for any given period.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Multi Lines Insurance


                                                               Nine Months Ended             Three Months Ended
                                                            Sept. 30,     Sept. 30,       Sept. 30,      Sept. 30,
(Dollars in Milllions)                                        2001          2000            2001           2000
------------------------------------------------          -----------     ---------      ----------      ---------
Premiums:
Personal Lines:
   Personal Automobile                                    $     148.7     $   148.9      $     49.6      $    50.3
   Homeowners                                                    52.7          53.0            17.7           18.0
   Other                                                          7.9           7.5             2.6            2.6
                                                          -----------     ---------      ----------      ---------
   Total Personal Lines                                         209.3         209.4            69.9           70.9
                                                          -----------     ---------      ----------      ---------
Commercial Lines:
   Commercial Property & Liability                               97.4          98.8            35.1           33.3
   Commercial Automobile                                         80.3          60.1            28.5           22.7
   Other                                                         40.2          40.1            14.9           15.5
                                                          -----------     ---------      ----------      ---------
   Total Commercial Lines                                       217.9         199.0            78.5           71.5
                                                          -----------     ---------      ----------      ---------
Total Premiums                                                  427.2         408.4           148.4          142.4
                                                          -----------     ---------      ----------      ---------
Net Investment Income                                            31.9          34.2            10.3           12.5
                                                          -----------     ---------      ----------      ---------
Total Revenues                                            $     459.1     $   442.6      $    158.7      $   154.9
                                                          -----------     ---------      ----------      ---------
Operating Profit (Loss)                                   $     (42.9)    $   (19.7)     $    (19.2)     $    (2.2)
                                                          ===========     =========      ==========      =========
GAAP Incurred Loss Ratio (excluding Storms)                      72.5%         67.5%           76.1%          67.8%
GAAP Incurred Storm Ratio                                        14.6%         13.6%           12.5%          11.6%
Total GAAP Incurred Loss Ratio                                   87.1%         81.1%           88.6%          79.4%
GAAP Combined Ratio                                             117.5%        113.2%          121.9%         110.4%

Premiums in the Multi Lines Insurance segment increased by $18.8 million and $6.0 million for the nine and three months ended September 30, 2001, respectively, compared to the same periods in 2000 due primarily to higher premium rates, partially offset by lower volume. Net Investment Income decreased $2.3 million and $2.2 million for the nine and three months ended September 30, 2001, respectively, compared to the same periods last year due to lower levels of investments and lower yields on investments. Operating Loss in the Multi Lines Insurance segment increased by $23.2 million and $17.0 million for the nine and three months ended September 30, 2001, respectively, compared to the same periods last year.

Operating results for the nine months ended September 30, 2001 reflect increased Operating Loss in both commercial lines and personal lines resulting from increased storm losses, large losses (individual losses estimated to be in excess of $100 thousand) and the effects of adverse reserve development partially due to increased severity. Reserve development, which reflects changes in estimates of prior period reserves in the current period, had an adverse effect of $11.6 million for the nine months ended September 30, 2001, compared to an adverse impact of $2.6 million for the same period in 2000. Storm losses were $62.2 million for the nine months ended September 30, 2001, an increase of $6.5 million compared to the same period in 2000. Large losses were $32.7 million for the nine months ended September 30, 2001, an increase of $12.8 million when compared to the same period in 2000.

Operating results for the three months ended September 30, 2001 reflect increased Operating Loss in both commercial lines and personal lines resulting from increased storm losses, large losses and the effects of adverse reserve development partially due to increased severity. Reserve development had an adverse effect of $6.0 million for the three months ended September 30, 2001, compared to an adverse impact of $3.1 million for the same period in 2000. Storm losses were $18.6 million for the three months ended September 30, 2001, an increase of $2.0 million compared to the same period in 2000. Large losses were $14.0 million for the three months ended September 30, 2001, an increase of $4.3 million compared to the same period in 2000. There were no reported losses in the Multi Lines Insurance segment related to the terrorist attacks on September 11, 2001.

The Company is continuing to implement certain premium rate increases in most product lines, subject to regulatory approvals where applicable. The Company is also continuing to review underwriting guidelines in certain markets and product lines and continues to implement certain underwriting changes as it writes and renews its business, including placing a moratorium on new business in certain markets where adequate rates cannot be obtained.

Specialty Lines Insurance

                                                             Nine Months Ended         Three Months Ended
                                                         ------------------------    -----------------------
                                                          Sept. 30,     Sept. 30,    Sept. 30,     Sept. 30,
     (Dollars in Millions)                                  2001          2000         2001          2000
    -------------------------------------------------    ----------    ----------    ---------    ----------
    Premiums:
     Personal Automobile                                 $    229.2    $   136.6     $   86.6     $     50.4
     Commercial Automobile                                     16.9         14.9          6.2            5.0
     Other                                                      2.3          2.1          0.7            0.7
                                                         ----------    ---------     --------     ----------
    Total Premiums                                            248.4        153.6         93.5           56.1
                                                         ----------    ---------     --------     ----------
    Net Investment Income                                      10.8         10.7          3.9            4.1
                                                         ----------    ---------     --------     ----------
    Total Revenues                                       $    259.2    $   164.3     $   97.4     $     60.2
                                                         ==========    =========     ========     ==========

    Operating Profit (Loss)                              $    (12.9)   $    (1.0)    $   (0.6)    $      1.4
                                                         ==========    =========     ========     ==========

    GAAP Incurred Loss Ratio (excluding Storms)                80.5%        77.7%        80.4%          76.6%
    GAAP Incurred Storm Ratio                                   2.8%         1.0%        -1.2%           0.5%
    Total GAAP Incurred Loss Ratio                             83.3%        78.7%        79.2%          77.1%
    GAAP Combined Ratio                                       109.5%       107.6%       104.8%         104.7%

Premiums in the Specialty Lines Insurance segment increased by $94.8 million and $37.4 million for the nine and three months ended September 30, 2001, respectively, compared to the same periods in 2000 due to higher premium volume and premium rates. Operating Loss in the Specialty Lines Insurance segment increased by $11.9 million and $2.0 million for the nine and three months ended September 30, 2001, respectively, compared to the same periods last year.

Operating results for the nine months ended September 30, 2001 reflect increased Operating Loss in personal lines due primarily to increased losses, including storm losses, which more than offset premium increases. Storm losses were $ 6.8 million for the nine months ended September 30, 2001, an increase of $5.3 million compared to the same period last year. Operating results for the three months ended September 30, 2001 reflect increased Operating Loss in personal lines resulting from higher losses, which more than offset premium increases. In the third quarter of 2001, the Company reduced its estimate of storm losses previously recorded in the second quarter of 2001 by $1.1 million. Storm losses were $0.3 million for the three months ended September 30, 2000. There were no reported losses in the Specialty Lines Insurance segment related to the terrorist attacks on September 11, 2001.

The Company is continuing to implement certain premium rate increases in most states and product lines, subject to regulatory approvals where applicable. The Company is also continuing to review underwriting guidelines in certain markets and product lines and continues to implement certain underwriting changes as it writes and renews its business.

Life and Health Insurance

                                                                        Nine Months Ended           Three Months Ended
                                                                    ------------------------     ------------------------
                                                                     Sept. 30,    Sept. 30,      Sept. 30,      Sept. 30,
(Dollars in Millions)                                                  2001         2000            2001          2000
---------------------------------------------------------           ----------    ---------      ---------      ---------
Premiums:
   Life                                                             $   301.1     $   305.9      $   100.1      $   100.9
   Accident and Health                                                  113.4         152.0           37.9           42.9
   Property                                                              65.5          63.9           22.2           21.6
                                                                    ---------     ---------      ---------      ---------
Total Premiums                                                          480.0         521.8          160.2          165.4
Net Investment Income                                                   135.4         135.4           44.3           47.0
                                                                    ---------     ---------      ---------      ---------
Total Revenues                                                      $   615.4     $   657.2      $   204.5      $   212.4
                                                                    =========     =========      =========      =========

Operating Profit                                                    $    73.9     $    34.1      $    28.7      $    37.5
                                                                    =========     =========      =========      =========

Premiums in the Life and Health Insurance segment decreased by $41.8 million and $5.2 million for the nine and three months ended September 30, 2001, compared to the same periods in 2000 due primarily to the July 2000 sale of The Pyramid Life Insurance Company. Pyramid recorded accident and health insurance premiums of $34.5 million and $4.3 million and life insurance premiums of $3.2 million and $0.5 million for the nine and three months ended September 30, 2000, respectively. Excluding the effects of the sale of Pyramid, premiums decreased due primarily to lower volume of life insurance and accident and health insurance, partially offset by higher accident and health insurance premium rates and higher volume of property insurance sold by the Life and Health Insurance segment's career agents.

Net Investment Income was unchanged for the nine months ended September 30, 2001, compared to the same period in 2000 as a higher level of investments was offset by lower yields. Net Investment Income decreased by $2.7 million for the three months ended September 30, 2001, compared to the same period in 2000, as lower investment yields were partially offset by a higher level of investments.

Operating Profit in the Life and Health Insurance segment increased by $39.8 million for the nine months ended September 30, 2001, compared to the same period in 2000. Results for the Life and Health Insurance segment included a charge of $48.8 million in the second quarter of 2000 for the Company's estimate of the cost to ultimately settle certain matters (See Note 9 to the Condensed Consolidated Financial Statements). Excluding the effects of the charge in 2000, Operating Profit for the nine months ended September 30, 2001, decreased by $9.0 million compared to the same period in 2000 due primarily to higher benefits and expenses as a percent of premiums for life and accident and health insurance, partially offset by improved results from property insurance sold by the Life and Health Insurance segment's career agents. Operating Profit decreased $8.8 million for the three months ended September 30, 2001, compared to the same period in 2000, due primarily to the lower Net Investment Income and higher benefits and expenses as a percent of premiums for life and accident and health insurance, partially offset by improved results from property insurance sold by the Life and Health Insurance segment's career agents. There were no reported losses in the Life and Health Insurance segment related to the terrorist attacks on September 11, 2001.

Consumer Finance

                                                                               Nine Months Ended          Three Months Ended
                                                                               -----------------          ------------------
                                                                            Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
(Dollars in Millions)                                                         2001          2000           2001          2000
----------------------------------------------------------------------     ----------     ---------     ---------     ---------
Interest, Loan Fees and Earned Discount                                    $    109.2     $    95.3     $    37.4     $    32.9
Net Investment Income                                                             6.6           5.9           2.0           2.4
Other                                                                             3.2           2.7           1.3           1.0
                                                                           ----------     ---------     ---------     ---------
Total Revenues                                                                  119.0         103.9          40.7          36.3
                                                                           ----------     ---------     ---------     ---------
Provision for Losses on Consumer Finance Receivables                             22.2          20.3           6.9           6.9
Interest Expense on Investment Certificates and Savings Accounts                 33.4          28.2          10.8          10.4
General and Administrative Expenses                                              40.8          36.5          13.8          12.5
                                                                           ----------     ---------     ---------     ---------
Operating Profit                                                           $     22.6     $    18.9     $     9.2     $     6.5
                                                                           ==========     =========     =========     =========

Consumer Finance Loan Originations                                         $    367.3     $   355.9     $   111.6     $   120.5
Percentage of Consumer Finance Receivables
   Greater than Ninety Days Past Due                                              0.6%          0.5%          0.6%          0.5%
Ratio of Reserve for Loan Losses on Consumer Finance Receivables
   to Gross Consumer Finance Receivables                                          5.0           5.2           5.0           5.2
Weighted-Average Interest Rates Paid on
   Investment Certificates and Savings Accounts                                   6.0%          5.8%          5.6%          6.1%

Revenues in the Consumer Finance segment increased by $15.1 million and $4.4 million for the nine and three months ended September 30, 2001, respectively, compared to the same periods in 2000, due primarily to a higher level of loans outstanding. Operating Profit in the Consumer Finance segment increased by $3.7 million and $2.7 million for the nine and three months ended September 30, 2001, respectively, compared to the same periods in 2000 due primarily to the higher level of loans outstanding. Provision for Losses on Consumer Finance Receivables increased $1.9 million for the nine months ended September 30, 2001, compared to the same period in 2000, due primarily to a higher level of consumer finance loans outstanding. Interest Expense on Investment Certificates and Savings Accounts increased by $5.2 million for the nine months ended September 30, 2001, compared to the same period in 2000 due primarily to higher levels of Investment Certificates and Savings Accounts. Interest Expense on Investment Certificates and Savings Accounts increased by $0.4 million for the three months ended September 30, 2001, compared to the same period in 2000 due to higher levels of Investment Certificates and Savings Accounts, partially offset by lower interest rates on Investment Certificates and Savings Accounts. General and Administrative Expenses, as a percentage of Consumer Finance Revenues, decreased from 35.1% and 34.4% for the nine and three months ended September 30, 2000, respectively, to 34.3% and 33.9% for the nine and three months ended September 30, 2001, respectively, due primarily to the higher levels of loans outstanding.

Consumer Finance Loan Originations decreased in the third quarter of 2001, compared to both the third quarter of 2000 and the second quarter of 2001. The Company believes that the decrease in Consumer Finance Loan Originations is partially attributable to the impact that the events of September 11, 2001 have had on the economy.

Unitrin Direct

On January 3, 2000, the Company established Unitrin Direct, a direct marketing automobile insurance unit, to market personal automobile insurance through direct mail, radio and television advertising and the Internet. The business unit primarily utilizes the Company's wholly-owned subsidiary, Unitrin Direct Insurance Company, but may also utilize the licenses of other Unitrin subsidiaries as needed in states in which it is not currently licensed. Unitrin Direct is managed and reported as a separate business segment. In January 2001, Unitrin Direct began actively marketing personal automobile insurance in the state of Pennsylvania. Unitrin Direct then entered Florida in May 2001 and Michigan in September 2001. Several additional states are planned for introduction in 2002, subject to regulatory approvals.

Premiums written for the nine and three months ended September 30, 2001 were $16.0 million and $7.9 million, respectively. Premiums earned for the nine and three months ended September 30, 2001 were $5.0 million and $3.3 million, respectively. For the nine and three months ended September 30, 2001, Unitrin Direct recorded Operating Loss of $15.6 million and $5.2 million, respectively, compared to Operating Loss of $3.9 million and $2.3 million, respectively, for the same periods in 2000, due primarily to upfront marketing expenses and other start-up costs necessary to build economies of scale. While key metrics for Unitrin Direct are still developing, its first nine months of results are primarily meeting or exceeding the Company's expectations. These metrics include mix of business, conversion ratios (number of quotes that become sold policies), acquisition cost per sale, average premiums, claim frequencies and loss ratios. There were no reported losses in the Unitrin Direct segment related to the terrorist attacks on September 11, 2001.

Building a direct marketing insurer requires a significant investment resulting in up-front costs and expenses. Accordingly, the Company expects that Unitrin Direct will produce operating losses for at least the next few years.

Equity in Net Income(Loss) of Investees

Equity in Net Income(Loss) of Investees was income of $16.2 million and $9.1 million for the nine and three months ended September 30, 2001, respectively, compared to a loss of $17.8 million and $42.5 million for the nine and three months ended September 30, 2000, respectively. Equity in Net Income(Loss) of Investees for each of the Company's investee companies for the nine and three months ended September 30, 2001 and 2000 was:

                                                   Nine Months Ended               Three Months Ended
                                            ------------------------------   -------------------------------
                                               Sept. 30,        Sept. 30,      Sept. 30,         Sept. 30,
(Dollars in Millions)                            2001             2000           2001              2000
--------------------------------------      -------------    -------------   -------------    --------------
Curtiss-Wright Corporation                  $         8.7    $         8.4   $         3.1    $          3.2
Litton Industries, Inc.                               8.8             30.2               -              12.6
UNOVA, Inc.                                          (1.3)           (56.4)            6.0             (58.3)
                                            -------------    -------------   -------------    --------------
Equity In Net Income (Loss) of Investees    $        16.2    $       (17.8)  $         9.1    $        (42.5)
                                            =============    =============   =============    ==============


Unitrin's proportionate share of UNOVA's results for both the nine and three months ended September 30, 2001 includes an after tax gain of $5.3 million as a result of UNOVA's completion of a partial settlement of its defined benefit pension obligations through the purchase of annuity contracts. Unitrin's proportionate share of UNOVA's results for the nine and three months ended September 30, 2001, also includes after-tax losses of $ 3.2 million and $0.4 million, respectively, related to UNOVA's charges for workforce reductions, consolidation of manufacturing facilities, sales and field service offices as well as inventory and warranty adjustments. During the third quarter of 2000, Unitrin recorded an after-tax gain of $4.2 million for its proportionate share of UNOVA's gain from the sale of a business less certain severance charges.

On June 20, 2000, the fair value of Unitrin's investment in UNOVA declined below Unitrin's carrying value of its investment in UNOVA. During the third quarter of 2000, Unitrin determined that the decline in the fair value of its investment in UNOVA was other than temporary under applicable accounting standards. Accordingly, Unitrin recorded an after-tax loss of $60.7 million to reduce the carrying value of its investment in UNOVA to its then current estimated realizable value. The loss has been allocated to Unitrin's proportionate share of UNOVA's non-current assets. Accordingly, Unitrin's reported equity in the net income of UNOVA differs from Unitrin's proportionate share of UNOVA's reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets.

In April 2001, Northrop Grumman Corporation ("Northrop") completed its acquisition of Litton. Prior to the Northrop-Litton transaction, Unitrin and its subsidiaries owned approximately 12.7 million shares or 28% of Litton's outstanding common stock. Unitrin and its subsidiaries tendered all of their shares of Litton common stock to Northrop. In exchange for its holdings of Litton common stock, Unitrin and its subsidiaries received approximately 1.8 million shares of Northrop Series B convertible preferred stock and approximately 7.7 million shares of Northrop common stock in a tax-free exchange. In addition to receiving the Northrop preferred and common stock, Unitrin and its subsidiaries received cash of $171.8 million, net of transaction costs. In the second quarter of 2001, the Company recognized a pre-tax accounting gain of $562.1 million and an after-tax accounting gain of $362.4 million, or $5.37 per common share related to this transaction.

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

Unitrin and Curtiss-Wright are parties to an agreement providing for the spin-off of Unitrin's equity ownership interest in Curtiss-Wright in a tax-free distribution to Unitrin's shareholders. In connection with the spin-off, all of the 4.4 million Curtiss-Wright shares currently held by Unitrin will be exchanged for 4.4 million shares of a new Class B common stock of Curtiss-Wright that will be entitled to elect at least 80% of the Board of Directors of Curtiss-Wright but will otherwise be substantially identical to Curtiss-Wright's existing common stock. The Curtiss-Wright Class B common stock will be immediately distributed pro ratably to shareholders of Unitrin. All of the other outstanding shares of Curtiss-Wright common stock will remain outstanding and be entitled to elect approximately 20% of the Board of Directors of Curtiss-Wright. The recapitalization and spin-off have been approved by both the Unitrin and Curtiss-Wright Boards of Directors. The exchange will be part of a Curtiss-Wright recapitalization and requires approval by Curtiss-Wright shareholders other than Unitrin. Curtiss-Wright is scheduled to hold a special meeting of its shareholders on October 26, 2001 to vote on the recapitalization and certain other matters.

On July 12, 2001, three of Unitrin's subsidiaries entered into a financing agreement whereby the subsidiaries and other unrelated parties became participants in a $75 million three-year term loan agreement with UNOVA. Under the agreement, the subsidiaries provided $31.5 million in funding to UNOVA.

In the third quarter of 2001, two of the Company's subsidiaries purchased a portion of UNOVA's outstanding publicly-traded Notes maturing in March 2005 with a total par value of $5.0 million.

Corporate Investments

The Company considers the management of certain investments, including Northrop common and preferred stock and Baker Hughes common stock, to be a corporate responsibility and excludes income from these investments from its Operating Segments. Dividend income from these Corporate Investments was:

                                                                Nine Months Ended               Three Months Ended
                                                          -----------------------------   -----------------------------
                                                          Sept. 30,           Sept. 30,   Sept. 30,           Sept. 30,
(Dollars in Millions)                                       2001                2000        2001                 2000
--------------------------------------------------------  ------------      -----------   -----------       -----------
   Northrop common stock                                  $     6.1           $      -    $    3.1            $      -
   Northrop preferred stock                                     3.1                  -         3.1                   -
   Baker Hughes common stock                                    1.3                3.5         0.4                 0.5
                                                          ------------      -----------   -----------       ----------
Total Dividend Income on Corporate Investments            $    10.5           $    3.5    $    6.6            $    0.5
                                                          ============      ===========   ===========       ==========



The Company received its shares of Northrop common and preferred stock as a result of the acquisition of the Company's former investee, Litton Industries, Inc., by Northrop Grumman Corporation (See Note 3 to the Condensed Consolidated Financial Statements). The acquisition occurred in the second quarter of 2001 and, accordingly, the Company had no dividends from Northrop common or preferred stock in 2000. In the second quarter of 2001, the Company did not record dividend income on its investment in Northrop preferred stock due to the timing of the ex-dividend date. The Company sold a portion of its Baker Hughes common stock holdings in 2000 and the first three months of 2001. Accordingly, dividend income from Baker Hughes common stock has decreased for the nine and three months ended September 30, 2001, compared to the same periods last year. The Company cannot anticipate when or if similar investment sales may occur in the future.

Net Gains on Sales of Investments

Net Gains on Sales of Investments were $563.8 million and $1.2 million for the nine and three months ended September 30, 2001, respectively, compared to $133.2 million and $37.8 million, respectively, for the same periods in 2000. Net Gains on Sales of Investments for the nine months ended September 30, 2001 included a pre-tax gain of $562.1 million resulting from the acquisition of Litton by Northrop - See discussion above under the heading "Equity in Net Income (Loss) of Investees." Net Gains on Sales of Investments for the nine and three months ended September 30, 2000 included pre-tax gains of $125.4 million and $33.5 million, respectively, resulting from sales of a portion of the Company's investment in Baker Hughes common stock. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

Other Items

Other Expense, Net decreased by $22.4 million and $16.8 million for nine and three months ended September 30, 2001, respectively, compared to the same periods in 2000. Other Expense, Net for the nine and three months ended September 30, 2000 includes a charge of $12.3 million to write-down the carrying value of certain internal use software. Other Expense, Net includes interest expense under the Company's revolving credit agreement of $7.2 million and $2.1 million for the nine and three months ended September 30, 2001, respectively, compared to $10.3 million and $4.0 million, respectively, for the same periods in 2000.

During the first nine months of 2001, the Company repurchased 708,700 shares of its common stock in open market transactions at an aggregate cost of $ 26.0 million. The repurchases were made with general corporate funds. At September 30, 2001, the Company had approximately 3.9 million shares remaining under the existing repurchase authorization.

At September 30, 2001, the unused commitment under the Company's revolving credit facility was $ 233 million. In addition, for the remainder of 2001, the Company's subsidiaries would be able to pay approximately $99 million in dividends to the Company without prior regulatory approval.

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lifes. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. For the nine months ended September 30, 2001 the Company recorded Goodwill Amortization of $6.5 million. Goodwill was $346.8 million at September 30, 2001. The Company has not yet completed its assessment of the impact of SFAS No. 142 on its financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement also amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects that the initial application of SFAS No. 143 will not have an impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement is intended to develop one accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. SFAS No.144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company expects that the initial application of SFAS No. 144 will not have an impact on its financial statements.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No.133." SFAS No. 138 addresses a limited number of implementation issues related to SFAS No. 133 "Accounting for Derivatives Instruments and for Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to years beginning after June 15, 2000, with earlier adoption permitted. Accordingly, SFAS No. 133 is effective for years beginning after June 15, 2000, with earlier adoption permitted. Effective January 1, 2001, the Company adopted the provisions of SFAS Nos. 133 and 138. There was no effect of adoption on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), the Company is required to provide the following disclosures about Market Risk.

Quantitative Information About Market Risk

The Company's condensed consolidated balance sheets include four types of financial instruments subject to material risk disclosures required by the SEC:
(1) Investments in Fixed Maturities, (2) Investments in Equity Securities, (3) Consumer Finance Receivables and (4) Investment Certificates and Savings Accounts. Investments in Fixed Maturities, Consumer Finance Receivables and Investment Certificates and Savings Accounts are subject to material interest rate risk. The Company's Investment in Equity Securities include common and preferred stocks and accordingly, are subject to material equity price risk and interest rate risk, respectively.

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

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates for Investments in Fixed Maturities, Preferred Stock Equity Securities and Consumer Finance Receivables from their levels at September 30, 2001 and December 31, 2000, respectively, and an adverse and instantaneous decrease of 100 basis points in market interest rates for Investment Certificates and Savings Accounts from their levels at September 30, 2001 and December 31, 2000, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor's Stock Index (the "S&P 500") from its levels at September 30, 2001 and December 31, 2000, with all other variables held constant. The Company's Investment in Common Stock Equity Securities were correlated with the S&P 500 using the portfolio's weighted-average beta of 0.68 and 0.84 at September 30, 2001 and December 31, 2000, respectively. The portfolio's weighted-average beta was calculated using each security's beta for the five-year periods ended September 30, 2001 and December 31, 2000, respectively and weighted on the fair value of such securities at September 30, 2001 and December 31, 2000, respectively. Beta measures a stock's relative volatility in relation to the rest of the stock market with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the market value of the Company's financial instruments using these assumptions was:

                                                                       ---------------------------------------
                                                                            Pro Forma Increase (Decrease)
--------------------------------------------------------------------------------------------------------------
                                                                       Interest       Equity      Total Market
(Dollars in Millions)                                     Fair Value   Rate Risk    Price Risk        Risk
--------------------------------------------------------------------------------------------------------------
September 30, 2001
--------------------------------------------------------
Assets
Investments in Fixed Maturities                            $ 2,654.1   $   (92.6)  $         -   $       (92.6)
Investments in Equity Securities                             1,361.1       (15.8)        (61.9)          (77.7)
Consumer Finance Receivables                                   726.1       (12.8)            -           (12.8)

Liabilities
Investment Certificates and Savings Accounts               $   752.2   $    10.5   $         -   $        10.5

December 31, 2000
--------------------------------------------------------
Assets
Investments in Fixed Maturities                            $ 2,733.2   $   (99.0)  $         -   $       (99.0)
Investments in Equity Securities                               367.8        (3.3)        (23.7)          (27.0)
Consumer Finance Receivables                                   677.8       (11.8)            -           (11.8)

Liabilities
Investment Certificates and Savings Accounts               $   698.6   $     3.0   $         -   $         3.0

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

Qualitative Information About Market Risk

Market risk is a broad term related to economic losses due to adverse changes in the fair value of a financial instrument and is inherent to all financial instruments. SEC disclosure rules focus on only one element of market risk--price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Company's primary market risk exposures are to changes in interest rates and certain exposures to changes in equity prices. The Company manages its interest rate exposures with respect to Investments in Fixed Maturities by investing primarily in investment-grade securities of relatively short duration. The interest rate risks with respect to the fair value of Consumer Finance Receivables should be partially offset by the impact of interest rate movements on Investment Certificates and Savings Accounts which are issued to fund its receivables.

At September 30, 2001, $993.8 million of the Company's Investments in Equity Securities, which exclude the Company's Investments in Investees, was concentrated in the common and preferred stock of Northrop. Northrop stated in its 2000 Annual Report on Form 10-K that it is "a leading defense electronics, systems integration and information technology company" and "Northrop Grumman is subject to the usual vagaries of the marketplace, it is also affected by the unique characteristics of the defense industry and by certain elements peculiar to its own business mix." At September 30, 2001 and December 31, 2000, respectively, the Company's Investments in Equity Securities included $109.9 million and $160.3 million of Baker Hughes common stock. Baker Hughes stated in its 2000 Annual Report on Form 10-K that it "is engaged in the oil field and process industry segments," and that in addition to these industry segments, it "manufactures and sells other products and provides services to industries not related to either the petroleum or continuous process industries." Accordingly, the Company's Investments in Equity Securities are sensitive to the nature of Northrop and Baker Hughes' industry segments.

Caution Regarding Forward-Looking Statements

Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Information About Market Risk and the accompanying Condensed Consolidated Financial Statements (including the notes thereto) contain forward-looking statements, which usually include words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "forecast(s)," "plan(s)" and similar expressions. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in such statements. Such risks and uncertainties include, but are not limited to, those described under Items 2 and 3 above, changes in economic factors (such as interest rates, unemployment rates and stock market fluctuations), changes in competitive conditions (including availability of labor with required technical or other skills), the number and severity of insurance claims (including those associated with catastrophe losses), regulatory approval of insurance rates, license applications and similar matters, governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations) and adverse judgments in litigation to which the Company or its subsidiaries are parties. No assurances can be given that the results contemplated in any forward-looking statements will be achieved. The Company assumes no obligation to release publicly any revisions to any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 9 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.


    2.1 Second Amended and Restated Distribution Agreement, dated as of August 17, 2001, between Unitrin, Inc. and Curtiss-Wright Corporation (incorporated by reference to Exhibit 99.1 to the Company's Amendment No. 6 to its Schedule 13D with respect to Curtiss-Wright Corporation dated August 17, 2001.)

    2.2 Second Amended and Restated Agreement and Plan of Merger, dated as of August 17, 2001, among Unitrin, Inc., CW Disposition Company and Curtiss-Wright Corporation (incorporated by reference to Exhibit 99.2 to the Company's Amendment No. 6 to its Schedule 13D with respect to Curtiss-Wright Corporation dated August 17, 2001.)

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

             Richard C. Vie (Chairman, President and Chief Executive Officer) David F. Bengston (Vice President)
             Eric J. Draut (Senior Vice President, Treasurer & Chief Financial Officer)
             Edward J. Konar Vice President)
             Scott Renwick (General Counsel and Secretary)
             Richard Roeske (Vice President & Chief Accounting Officer)
             Donald G. Southwell (Senior Vice President)

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

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Unitrin, Inc.


 Date: October 24, 2001              /s/ Richard C. Vie
                                     -------------------------------------------
                                     Richard C. Vie
                                     Chairman, President
                                     and Chief Executive Officer



 Date: October 24, 2001              /s/ Richard Roeske
                                     -------------------------------------------
                                     Richard Roeske
                                     Vice President and Chief Accounting Officer
                                     (Principal Accounting Officer)