Form 10-K405
period 2001-12-31
UNITRIN INC
filed 2002-02-01
CIK 860748

 -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

     (Mark One)

     [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2001.

     [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from N/A to N/A.
                                                                ---    ---

                        Commission file number 001-18298

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

      Title of each class              Name of each exchange on which registered

 Common Stock, $0.10 par value                  New York Stock Exchange

Preferred Share Purchase Rights                 New York Stock Exchange
pursuant to Rights Agreement

           Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X]                                         No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing market price of Registrant's common stock on December 31, 2001 the aggregate market value of such stock held by non-affiliates of Registrant is approximately $2.4 billion. Solely for purposes of this calculation, all executive officers and directors of Registrant are considered affiliates.

     Registrant had 67,547,104 shares of common stock outstanding as of December 31, 2001.

                       Documents Incorporated by Reference

                                                         Part of the Form 10-K
              Document                                  into which incorporated

Portions of Proxy Statement for 2002 Annual Meeting             Part III
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  Business

     Unitrin, Inc. ("Unitrin") was incorporated in Delaware in 1990. Unitrin's subsidiaries serve the basic financial needs of individuals, families and small businesses by providing property and casualty insurance, life and health insurance, and consumer finance services.

(a) General development of business
    -------------------------------

     .   Events regarding Unitrin's Former Investees
         -------------------------------------------

     Prior to the transactions described below occurring in 2001, Unitrin's investment portfolio included equity investments in Litton Industries, Inc. ("Litton") and Curtiss-Wright Corporation ("Curtiss-Wright"). In this connection, Unitrin owned approximately 28% of Litton's outstanding common stock and approximately 44% of Curtiss-Wright's outstanding common stock. Because Unitrin's equity ownership interest in each of Litton and Curtiss-Wright exceeded 20%, Unitrin accounted for these investments under the equity method of accounting.

     For further discussion of Unitrin's investment in these former investees and the equity method of accounting, please refer to (i) Notes 2 and 5 to Unitrin's Consolidated Financial Statements, which financial statements are further described in Item 14(a)1, hereto and filed as Exhibit 13.1, hereto and incorporated by reference into Item 8 hereof (the "Financial Statements"), and
(ii) "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is filed as Exhibit 13.2 hereto and incorporated by reference into Item 7 hereof (the "MD&A").

     During 2001, the following developments occurred with respect to Unitrin's investments in Litton and Curtiss-Wright:

           (i)   Acquisition of Litton by Northrop
                 ---------------------------------

     In April 2001, Northrop Grumman Corporation ("Northrop") completed its acquisition of Litton (the "Northrop-Litton Transaction"). Prior to the Northrop-Litton Transaction, Unitrin and its subsidiaries owned approximately
12.7 million shares or 28% of Litton's outstanding common stock. In connection with the Northrop-Litton Transaction, Unitrin and its subsidiaries tendered all of their shares of Litton common stock to Northrop. In exchange for their holdings of Litton common stock, Unitrin and its subsidiaries received approximately 1.8 million shares of Northrop Series B convertible preferred stock and approximately 7.7 million shares of Northrop common stock in a tax-free exchange. In addition to receiving Northrop preferred and common stock, Unitrin and its subsidiaries received approximately $171.8 million in cash, net of transaction costs. In the second quarter of 2001, Unitrin recognized a pre-tax accounting gain of $562.1 million and an after-tax accounting gain of $362.4 million, or $5.37 per Unitrin common share, resulting from the Northrop-Litton Transaction.

     Prior to Northrop's acquisition of Litton, Unitrin accounted for its investment in Litton under the equity method of accounting. As a result of the Northrop-Litton Transaction, Unitrin's ownership percentage in the combined company fell below 20% and, accordingly, Unitrin does not apply the equity method of accounting to its investments in Northrop.

           (ii)  Tax-Free Distribution of Unitrin's Investment in Curtiss-Wright
                 ---------------------------------------------------------------

     In November 2001, Unitrin distributed in a tax-free spin-off to its shareholders all Class B common stock of Curtiss-Wright owned by Unitrin. Prior to the spin-off, Unitrin owned approximately 4.4 million shares of Curtiss-Wright's common stock, representing approximately 44% of Curtiss-Wright's total issued and outstanding shares of common stock. In connection with the spin-off, all of the 4.4 million Curtiss-Wright shares held by Unitrin were exchanged for 4.4 million shares of a new Class B common stock of Curtiss-Wright that is entitled to elect at least 80% of the Board of Directors of Curtiss-Wright but is otherwise substantially identical to Curtiss-Wright's existing common stock. The Curtiss-Wright Class B common stock was distributed pro ratably to Unitrin shareholders of record as of November 12, 2001. Based on the market value of Curtiss-Wright common stock immediately prior to November 7, 2001 (the date that Unitrin common stock began trading ex-distribution), the Class B shares distributed to Unitrin shareholders were valued at approximately $196.1 million.

     For further information regarding the transactions described above involving Unitrin's former investments in Litton and Curtiss-Wright, please refer to Note 5 of the Financial Statements and the MD&A sections captioned "Corporate Investments," "Investees" and "Investment Results."

     .   Unitrin Stock Repurchases
         -------------------------

     During 2001, Unitrin repurchased and retired approximately 723,000 shares of its common stock in open market transactions at an aggregate cost of approximately $26.6 million. Since its inception in 1990, Unitrin has repurchased, on a post-split basis, approximately 54.3 million shares of its common stock, or nearly half of Unitrin's shares originally outstanding, for an aggregate cost of approximately $1.4 billion. At December 31, 2001, approximately 3.9 million shares of Unitrin common stock remained under Unitrin's outstanding repurchase authorizations.

     Stock repurchases may be made from time to time at prevailing prices in the open market or in privately negotiated transactions, subject to market conditions and other factors. Repurchases are financed through Unitrin's general corporate funds. Unitrin may also borrow funds under an existing bank credit facility to fund common stock repurchases.

(b) Business segment financial data
    -------------------------------

     Financial information about Unitrin's business segments for the years ended December 31, 2001, 2000, and 1999 is contained in the following portions of this 2001 Annual Report on Form 10-K of Unitrin, Inc. and is incorporated herein by reference: (i) Note 17 to the Financial Statements, and (ii) the MD&A.

(c) Description of business
    -----------------------

     Unitrin is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. Unitrin conducts its operations through five operating segments: Multi Lines Insurance, Specialty Lines Insurance, Unitrin Direct, Life and Health Insurance, and Consumer Finance.

     Unitrin's subsidiaries employ nearly 7,700 full-time associates of which approximately 1,200 are employed in the Multi Lines Insurance segment, 690 in the Specialty Lines Insurance segment, 225 in the Unitrin Direct segment, 4,740 in the Life and Health Insurance segment, and 655 in the Consumer Finance segment.

    .   Property and Casualty Insurance Business

     Unitrin's property and casualty insurance business operations are conducted through the following segments: Multi Lines Insurance, Specialty Lines Insurance and Unitrin Direct. The Unitrin companies operating in these segments provide automobile, homeowners, commercial multi-peril, motorcycle, boat and watercraft, fire, casualty, workers compensation, and other types of property and casualty insurance to individuals and businesses. Automobile insurance accounted for 41%, 34%, and 31% of Unitrin's consolidated insurance premiums for the years ended December 31, 2001, 2000, and 1999, respectively.

     Property insurance indemnifies an insured with an interest in physical property for loss of such property or the loss of its income-producing abilities. Casualty insurance primarily covers liability for damage to property of, or injury to, a person or entity other than the insured.

                  Multi Lines Insurance Segment
                  -----------------------------

     The Unitrin Multi Lines Insurance segment principally is comprised of 11 insurance companies operating mainly in the southern, midwestern, western and northwestern regions of the United States. With operations located in 31 states, the Multi Lines Insurance segment has over 424,000 policies in force. The states which provided the largest amount of premium for the Multi Lines Insurance segment in 2001 were Texas (38%), Oregon (9%), Wisconsin (6%), Illinois (5%), Louisiana (5%) and Washington (5%).

     Insurance products provided by the Multi Lines Insurance segment primarily consist of preferred and standard risk automobile, homeowners, fire, commercial liability and workers compensation insurance. Multi Lines Insurance products are marketed exclusively by over 1,500 independent insurance agents in over 2,100 locations. These personal and commercial products are designed and priced for those individuals and businesses that have demonstrated favorable risk characteristics and loss history. Typical customers include "main street" businesses and middle income families. Products are marketed primarily in suburban and rural communities.

     Trinity Universal Insurance Company ("Trinity") and certain of Unitrin's subsidiaries (Milwaukee Casualty Insurance Co., Milwaukee Safeguard Insurance Company, Security National Insurance Company, Trinity Universal Insurance Company of Kansas, Inc., Valley Insurance Company and Valley Property & Casualty Insurance Company) and affiliates (Milwaukee Mutual Insurance Company and Trinity Lloyd's Insurance Company) principally provide the Unitrin Multi Lines Insurance segment's preferred and standard products. These products accounted for approximately 62% of the aggregate insurance premium revenue of Unitrin's property and casualty insurance business in 2001.

                  Specialty Lines Insurance Segment
                  ---------------------------------

     Unitrin's Specialty Lines Insurance segment principally is comprised of 4 insurance companies operating in the southern, western, midwestern and northwestern regions of the United States. With operations located in 28 states, the Specialty Lines Insurance segment has over 300,000 policies in force. The states which provided the largest amount of premium in 2001 were California (28%), Texas (26%), and Washington (6%).

     The Specialty Lines Insurance segment's products are provided primarily by Financial Indemnity Company, Alpha Property & Casualty Insurance Company, Charter Indemnity Company and Charter County Mutual Insurance Company, and include nonstandard personal and commercial automobile, motorcycle, and specialty watercraft insurance. Nonstandard automobile insurance is provided for individuals and businesses that have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records. Nonstandard automobile insurance products are marketed through approximately 8,000 independent agents in 11,500 locations. Specialty Lines Insurance products accounted for approximately 37% of the aggregate insurance premium revenue of Unitrin's property and casualty insurance business in 2001.

             Unitrin Direct Segment
             ----------------------

     On January 3, 2000, Unitrin established Unitrin Direct, a direct marketing automobile insurance unit, to market personal automobile insurance through direct mail, radio and television advertising and the Internet. This business unit primarily utilizes Unitrin's wholly owned subsidiary, Unitrin Direct Insurance Company, but has other subsidiaries of Unitrin available for utilization as needed in states in which Unitrin Direct Insurance Company is not currently licensed. Unitrin Direct's efforts in 2000 generally were devoted to the development of business plans and establishment of operational infrastructure. Unitrin Direct began actively marketing personal automobile insurance in the State of Pennsylvania in January 2001. Unitrin Direct then entered Florida in May 2001, Michigan in September 2001, and California in November of 2001. Several additional states are planned for introduction in 2002, subject to applicable state insurance regulatory approvals.

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

     While key business metrics for Unitrin Direct are still developing, and while initial results may not be indicative of future results, its first full year of active operating results primarily are meeting or exceeding Unitrin's expectations. Key business metrics include mix of business, conversion ratios (number of quotes that become sold policies), acquisition cost per sale, average premiums, claim frequencies and loss ratios. Building a direct marketing insurance operation, such as Unitrin Direct, requires a significant investment resulting in up-front costs and expenses associated with marketing products and acquiring new policies. Although over time Unitrin Direct expects to experience lower renewal costs than traditional insurance providers, Unitrin expects that Unitrin Direct will produce operating losses for at least the next few years.

     Property and Casualty Loss and Loss Adjustment Expense Reserves

     Property and casualty insurance companies establish reserves to cover their estimated ultimate liability for losses and loss adjustment expenses with respect to claims under their insurance policies. The reserves of the Unitrin property and casualty insurance companies reflect management's estimate of these amounts based on its judgment regarding a variety of factors, including the facts and circumstances of the claims, past claims experience, current claim trends, and relevant legal, economic and social conditions.

     The objective of the Unitrin property and casualty companies is to set reserves that are adequate; that is, the amounts originally recorded as reserves should at least equal the ultimate net cost to investigate and settle claims. However, the process of establishing adequate reserves is inherently uncertain, and the ultimate net cost of a claim may vary materially from the amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental, toxic mold and other emerging long-tailed exposures now confronting property and casualty insurers. The Unitrin property and casualty insurance companies regularly monitor and evaluate loss and loss adjustment expense reserve development to verify reserve adequacy. Any adjustment to reserves is reflected in net income for the accounting period in which the adjustment is made. For additional information regarding reserves, please refer to the MD&A and Notes 2, 7 and 19 to the Financial Statements.

     Storms/Catastrophe Losses

     Severe weather and catastrophic events, such as hurricanes, tornadoes, earthquakes and wind, snow, ice and hail storms, are inherent risks of the property insurance business. Such occurrences result in insurance losses that are and will continue to be a material factor in the results of operations and financial position of Unitrin's property and casualty insurance companies. Further, because the level of these insurance losses experienced in any year cannot be predicted, these losses contribute to the year-to-year fluctuations in the results of operations and financial position of these companies. As a consequence, management has implemented certain strategies intended to reduce exposure to storm and catastrophe losses, including, as described below, geographic diversification of property insurance risk and catastrophe reinsurance arrangements. Although management believes that such strategies have reduced or will reduce the exposure of the property and casualty insurance operations to storm and catastrophe losses over time, the extent of such reduction is uncertain.

     With respect to storm losses, the frequency and occurrence of severe weather are difficult to predict in any year. However, geographic location can have an impact on a property insurer's exposure to losses from storms. Moreover, these storms add an element of seasonality to property insurance claims, since windstorms and tornadoes tend to occur in the spring of the year, while hurricanes generally occur in the summer and fall. Historically, Unitrin's property and casualty insurance companies have written a sizable portion of business in Texas, the plains states, and certain coastal areas that are prone to storms. Management has endeavored to reduce its vulnerability to storm losses through a combination of geographic expansion outside of these areas and reduced concentration of property business in storm-prone areas.

     As a part of the overall reinsurance program covering Unitrin's property and casualty insurance companies, management acquires excess of loss reinsurance coverage designed specifically to protect against losses arising from catastrophic events such as storms. The catastrophe reinsurance program is typically purchased annually and is structured according to a series of coverage layers based on geographic region. For example, the 2001 catastrophe reinsurance program provided for $6 million in reinsurance protection for losses in excess of $4 million occurring in Washington, Oregon, California, Idaho, Nevada, Montana, Wyoming, Utah, Colorado and Arizona. With respect to New Mexico, North Dakota, South Dakota, Nebraska, Kansas, Oklahoma, Minnesota, Iowa, Missouri, Arkansas, Mississippi, Georgia, Tennessee, Kentucky, Ohio, Indiana, Illinois and Wisconsin, the program provided for $5 million in reinsurance protection for losses in excess of $5 million. The program provided $45 million in reinsurance coverage for losses in excess of $10 million in all states in which the Unitrin property and casualty insurance companies operated, including the Gulf states of Texas, Louisiana and Alabama. In addition, the 2001 program provided a further layer of protection in the amount of 75% of $55 million for losses in excess of $55 million in all states in which Unitrin property and casualty insurance companies operated. This layer also was shared with the Life and Health Insurance segment's property insurance companies, but at a different attachment point and coverage level. Based on external modeling studies, the estimated probable maximum loss of the Unitrin property and casualty insurance companies for storms occurring in all states with a statistical frequency of occurrence of once per 100 years is approximately $34 million. For further discussion of the reinsurance program, see discussion below and Note 18 to the Financial Statements.

     Reinsurance

     In addition to the catastrophe reinsurance program described above, Unitrin's property and casualty insurance companies utilize reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks. Under such arrangements, these companies are indemnified by reinsurers for losses incurred under insurance policies issued by the companies. As indemnity reinsurance does not discharge an insurer from its direct obligations to policyholders on risks insured, Unitrin's property and casualty insurance companies remain contingently liable. However, so long as the reinsurers meet their obligations, these companies' net liability is limited to the amount of risk that they retain. See Note 18 to the Financial Statements.

         Pricing

         Pricing levels for property and casualty insurance are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business conditions, inflation, expense levels, and judicial decisions. In addition, many state regulators require consideration of investment income when approving or setting rates, which reduces underwriting margins. See MD&A regarding the Multi Lines Insurance, Specialty Lines Insurance and Unitrin Direct segments.

         Competition

         Based on the most recent data published by A.M. Best Company ("A.M. Best") as of the end of 2000, there were approximately 1,000 property and casualty insurance groups in the United States, made up of nearly 2,500 companies. Unitrin's property and casualty insurance companies ranked among the 60 largest property and casualty insurance company organizations in the United States, measured by net premiums written (54th), and policyholders' surplus
(56th). With respect to admitted assets, Unitrin's property and casualty insurance companies ranked 69th relative to industry peers.

         In 2000, the industry's estimated net premiums written were over $287 billion, more than 82% of which were accounted for by 50 groups of companies. Unitrin's property and casualty insurance companies wrote less than 1% of the industry's estimated 2000 premium volume.

         Property and casualty insurance is a highly competitive business, particularly with respect to personal and commercial lines automobile insurance and workers compensation insurance. Over the past several years, competition has become progressively more intense, due in large part to the efforts of many insurance companies to obtain, maintain and expand market shares by offering relatively low premium rates. Competition has grown not only because of the efforts of established companies, but also because of the entry of new competitors drawn to the industry by what were reasonably attractive profit margins in certain lines. As a consequence of these and other factors, much of the property and casualty insurance industry has been marked by low revenue growth, deterioration in operating profits and, until recently, falling prices. With the goal of reversing this trend, however, the industry has begun to show renewed focus on premium rate adequacy. As a result, the downward pressure on premium rates is abating as many competitors implement rate increases.

         To remain competitive, the strategy of Unitrin's property and casualty insurance companies includes, among other measures, (i) using appropriate pricing, (ii) maintaining underwriting discipline, (iii) selling to selected markets, (iv) utilizing technological innovations for the marketing and sale of insurance, (v) controlling expenses, (vi) maintaining high ratings from A.M. Best, (vii) providing quality services to agents and policyholders, and (viii) making strategic acquisitions of suitable property and casualty insurers.

         . Life and Health Insurance Business

         Unitrin conducts its life and health insurance business through its wholly owned subsidiaries, United Insurance Company of America ("United"), The Reliable Life Insurance Company ("Reliable"), Union National Life Insurance Company ("Union National Life"), and Reserve National Insurance Company ("Reserve National").

         The Unitrin Life and Health Insurance companies mainly focus on providing individual life and health insurance products to customers who desire fundamental protection for themselves and their families. The leading product of the Unitrin Life and Health Insurance segment is ordinary life insurance, including permanent and term insurance, with an average face amount of approximately $8,200. This product accounted for 25%, 27%, and 29% of Unitrin's consolidated insurance premiums for the years ended December 31, 2001, 2000, and 1999, respectively. Premiums are typically charged on a monthly basis and average approximately $22 per policy per month. Permanent policies are offered primarily on a non-participating, guaranteed-cost basis.

         Career Agents

         Approximately 81% of the Unitrin Life and Health Insurance segment's premiums result from insurance products offered and distributed by the segment's career agents. United, along with Reliable and Union National Life, employ over 2,900 career agents to distribute traditional whole life insurance products in 26 states. These career agents are full-time employees who call on customers in their homes to sell life and health insurance products, provide services related to policies in force and collect premiums, typically monthly. Property insurance products written by United's subsidiaries, United Casualty Insurance Company of America ("United Casualty") and Union National Fire Insurance Company ("Union National Fire"), are also distributed by the segment's career agents.

         Customers of Unitrin's career agency companies generally are families with an annual income of less than $25,000. According to figures assembled by the U.S. Bureau of the Census as of 2000, there are over 31 million households in the United States with less than $25,000 of annual income, representing about 30% of all U.S. households.

         Unitrin's career agency companies, United, Reliable and Union National Life, are members of the Insurance Marketplace Standards Association ("IMSA"). IMSA is a voluntary membership organization whose purpose is to promote high ethical standards in the sale of individual life insurance and individual annuity products. IMSA membership must be renewed every three years.

         In 2000, the Unitrin Life and Health Insurance segment's career agency companies, including United, Reliable, Union National Life, United Casualty and Union National Fire, initiated a plan to consolidate administrative operations. Under the plan, certain duplicative back office functions of the career agency companies based in Chicago, St. Louis and Baton Rouge were, or now are in the process of being, combined and provided from centralized locations. By eliminating operational redundancies, the consolidation is anticipated to increase the overall efficiency and cost effectiveness of the career agency companies.

         Independent Agents

         Reserve National has approximately 230 independent agents appointed to market and distribute health insurance products. These agents typically represent Reserve National only. Licensed in 31 states throughout the south, southwest and midwest, Reserve National specializes in the sale of limited benefit accident and health insurance products and Medicare Supplement insurance, primarily to individuals living in rural areas where health maintenance organizations and preferred provider organizations are less prevalent.

         Pricing

         Premiums for life and health insurance products are based on assumptions with respect to mortality, morbidity, investment yields, expenses, and lapses and are also affected by state laws and regulations, as well as competition. Pricing assumptions are based on the experience of the Unitrin Life and Health Insurance companies, as well as the industry in general, depending upon the factor being considered. The actual profit or loss produced by a product will vary from the anticipated profit if the actual experience differs from the assumptions used in pricing the product.

         Premiums for policies sold through the Unitrin Life and Health Insurance companies' career agents are set at levels designed to cover the relatively higher cost of this method of distribution. As a result of such higher expenses, incurred claims as a percentage of premium income tend to be lower for companies utilizing this method of distribution than the insurance industry average.

         Premiums for Medicare Supplement and other accident and health policies must take into account the rising costs of medical care. The annual rate of medical cost inflation has historically been higher than the general rate of inflation, necessitating frequent rate increases, most of which are subject to approval by state regulatory agencies.

         Reinsurance

         Consistent with insurance industry practice, the Unitrin Life and Health Insurance companies utilize reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks. Under these arrangements, the Unitrin Life and Health Insurance companies are indemnified by reinsurers for losses incurred under insurance policies issued by the segment's companies. Included among the segment's reinsurance arrangements is excess of loss reinsurance coverage specifically designed to protect against losses arising from catastrophic events such as storms under the property insurance policies written by United Casualty and Union National Fire.

         As reinsurance does not discharge the Unitrin Life and Health Insurance companies from their direct obligations to policyholders on risks insured, these companies remain contingently liable. However, so long as the reinsurers meet their obligations, the Unitrin Life and Health Insurance companies' net liability is limited to the amount of risk that they retain. For descriptions of certain of the reinsurance arrangements of the Unitrin Life and Health Insurance segment, see Note 18 to the Financial Statements.

         Lapse Ratio

         The lapse ratio is a measure reflecting a life insurer's loss of existing business. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Unitrin Life and Health Insurance segment's lapse ratios for individual life insurance were 9%, 10%, and 10% for the years 2001, 2000, and 1999, respectively.

         The customer base served by the Unitrin Life and Health Insurance segment's career agents and competing life insurance companies tends to have a higher incidence of lapse than other demographic segments of the population. Thus, to maintain or increase the level of its business, the Unitrin Life and Health Insurance segment's career agents must continue to write a high volume of new policies.

         Competition

         Based on the most recent data published by A.M. Best as of the end of 2000, there were approximately 460 life and health insurance company groups in the United States, made up of more than 1,000 companies. The Unitrin Life and Health Insurance segment ranked among the 100 largest life and health insurance company groups, as measured by admitted assets (78th), net premiums written (94th), and capital and surplus (45th).

         Unitrin's insurance subsidiaries generally compete using appropriate pricing, selling to selected markets, controlling expenses, maintaining high ratings from A.M. Best, and providing competitive services to agents and policyholders.

         . Consumer Finance Business

         Unitrin's subsidiary, Fireside Thrift Co. ("Fireside Thrift"), is engaged in the consumer finance business. Fireside Thrift is organized under California law as an industrial bank and is a member of the Federal Deposit Insurance Corporation (the "FDIC").

         Fireside Thrift's principal business is the financing of used automobiles through the purchase of retail installment contracts from automobile dealers. Fireside Thrift also makes personal loans, mostly secured by automobiles. The borrowers under these contracts and loans typically have marginal credit histories.

         Fireside Thrift has 33 branches in California and loan production offices in Arizona, Colorado, Oregon and Washington. Fireside Thrift does business with over 3,500 automobile dealers in California, Arizona, Colorado, Oregon and Washington, and is one of the largest non-prime automobile lenders in California. Fireside Thrift has over 110,000 loans outstanding totaling in excess of $700 million.

         Strong loan underwriting and collection practices are key elements to successful operating performance in the non-prime automobile finance business. Nearly 80% of Fireside Thrift's general and administrative expenses are devoted to underwriting and collection activities. Fireside Thrift individually underwrites each loan application and historically has declined to extend credit to more than two-thirds of its loan applicants. See the discussion of Fireside Thrift's loan loss reserves under the heading "Consumer Finance" in the MD&A and
Note 6 to the Financial Statements. Fireside Thrift competes for loans primarily on the basis of timely service to its customers and by offering competitive loan terms. Principal competitors include banks, finance companies, and "captive" credit subsidiaries of automobile manufacturers.

         Fireside Thrift's financing activities are funded primarily by FDIC-insured deposits, including term certificates ranging from thirty-one days to five years in maturity and savings accounts. Fireside Thrift competes for funds primarily with other banks and savings and loan associations.

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

         Unitrin's investment strategy is based on current market conditions and other factors that it reviews from time to time. Unitrin's consolidated investment portfolio is concentrated in United States Government obligations, investment-grade fixed maturities, Northrop Grumman Corporation common and preferred stock, Baker Hughes Incorporated common stock, and UNOVA, Inc. common stock and fixed maturity investments. See the discussions of Unitrin's investments under the headings "Corporate Investments," "Investees," "Investment Results," "Quantitative and Qualitative Disclosures about Market Risk," and "Liquidity and Capital Resources" in the MD&A and Notes 4, 5 and 13 to the Financial Statements.

         Regulation

             Insurance Regulation

         Unitrin is subject to the insurance holding company laws of several states. Certain dividends and distributions by an insurance subsidiary are subject to approval by the insurance regulators of the state of incorporation of such subsidiary. Other significant transactions between an insurance subsidiary and its holding company or other subsidiaries of the holding company may require approval by insurance regulators in the state of incorporation of each of the insurance subsidiaries participating in such transactions.

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

         Insurance companies are required to report their financial condition and results in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (the "NAIC"). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements include risk-based capital ("RBC") rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company's business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company's RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2001, the total adjusted capital of each of Unitrin's insurance subsidiaries exceeded the minimum levels required under RBC rules and had excess capacity to write additional premiums in relation to these requirements.

         The NAIC annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System ("IRIS") ratios. There presently are twelve IRIS ratios. The primary purpose of the ratios is to provide an "early warning" of any negative developments. The NAIC reports the ratios to state regulators who may then contact the companies if three or more ratios fall outside the NAIC's "usual ranges." Based upon calculations as of December 31, 2000, one of Unitrin's property and casualty insurance subsidiaries, Valley Insurance Company, had three or more IRIS ratios outside the usual ranges primarily due to the effects of ceding certain business to Trinity pursuant to an intercompany reinsurance arrangement.

         Unitrin's insurance subsidiaries are required under the guaranty fund laws of most states in which they transact business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. Unitrin's insurance subsidiaries also are required to participate in various involuntary pools, principally involving workers compensation and windstorms. In most states, the involuntary pool participation of Unitrin's insurance subsidiaries is in proportion to their voluntary writings of related lines of business in such states.

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

ITEM 2.  Properties

         Owned Properties

         Unitrin's subsidiary, United, owns the 41-story office building at One East Wacker Drive, Chicago, Illinois, that houses the executive offices of Unitrin and United. Unitrin and United occupy approximately 83,000 square feet of the 527,000 rentable square feet in the building. In addition, Unitrin subsidiaries together own 14 buildings located in 10 states consisting of approximately 317,600 square feet in the aggregate.

         Leased Facilities

         The Unitrin Life and Health Insurance segment leases facilities with aggregate square footage of approximately 377,379 at 176 locations in 25 states. The latest expiration date of the existing leases is January 2007.

         The Unitrin Multi Lines Insurance segment leases facilities with an aggregate square footage of approximately 265,700 at 10 locations in 7 states. The latest expiration date of the existing leases is July 2007.

         The Unitrin Specialty Lines Insurance segment leases facilities with an aggregate square footage of approximately 132,700 at 4 locations in 4 states. The latest expiration date of the existing leases is July 2007.

         Unitrin Direct leases facilities with an aggregate square footage of approximately 55,220 at 3 locations in California, Florida and Pennsylvania. The latest expiration date of the existing leases is July 2006.

         Fireside Thrift occupies 39 leased facilities with an aggregate square footage of approximately 155,000 in California, Arizona, Colorado, Oregon and Washington (including consumer finance branches and main office buildings). The latest expiration date of the existing leases is September 2008.

         The properties described above are in good condition and suitable for all presently anticipated requirements of Unitrin and its subsidiaries.

ITEM 3.  Legal Proceedings

         In October 1999, the Florida Department of Insurance filed and served a subpoena upon Unitrin's subsidiary, United, in connection with that Department's investigation into the sale and servicing of industrial life insurance and small face amount life insurance policies in the State of Florida. Subsequently, on December 15, 1999, a purported nationwide class action lawsuit was filed against United in the United States District Court for the Middle District of Florida (Wilson, et al. v. United Insurance Company of America), on behalf of "all African-American persons who have (or have had at the time of the Policy's termination), an ownership interest in one or more Industrial Life Insurance
Policies issued, serviced, administered or purchased from United...." Plaintiffs allege discrimination in premium rates in violation of 42 U.S.C. ss.ss.1981 and 1982, in addition to various state law claims. Unspecified compensatory and punitive damages are sought together with equitable relief. Unitrin has determined that United and its other career agency life insurance subsidiaries have in force insurance policies in which race was used as an underwriting factor in pricing or benefits; however, to the best of Unitrin's knowledge, all such practices ceased 30 or more years ago with regard to newly-issued policies. At least twenty similar lawsuits have been filed in other jurisdictions against Unitrin and/or its career agency life insurance subsidiaries. The Judicial Panel on Multidistrict Litigation has ordered that substantially all of these lawsuits be consolidated for pretrial purposes in the United States District Court for the Eastern District of Louisiana. Unitrin believes that it and its subsidiaries have meritorious defenses in these matters; nonetheless, Unitrin continues to engage in settlement discussions with plaintiffs' counsel and representatives of various insurance departments. In the second quarter of 2000, Unitrin recorded an after-tax charge of $32.4 million for its estimated cost to ultimately settle these matters. Actual costs may differ from this estimate. However, Unitrin believes that such difference will not have a material adverse effect on Unitrin's financial position, but could have a material adverse effect on Unitrin's results for a given period.

         Unitrin and its subsidiaries are defendants in various other legal actions incidental to their businesses; some of these actions seek substantial punitive damages that bear no apparent relationship to the actual damages alleged. The plaintiffs in certain of these suits seek class action status which, if granted, could expose Unitrin and its subsidiaries to potentially significant liability by virtue of the size of the purported classes. In addition, the State of Mississippi, where Unitrin and some of its subsidiaries are defendants in a number of lawsuits, has recently received national attention for a large number of multi-million dollar jury verdicts and settlements against corporations in a variety of industries. Although Mississippi law does not permit class actions, recent case law there allows for virtually unlimited joinder of plaintiffs in a single action, thereby simulating a class action lawsuit. Although Unitrin and its subsidiaries believe that there are meritorious defenses to the cases referenced in this paragraph and are defending them vigorously, and although Unitrin believes that resolution of these cases will not have a material adverse effect on Unitrin's financial position, there can be no assurance that one or more of these cases will not produce significant jury awards which could have a material adverse effect on Unitrin's results for any given period.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     During the quarter ended December 31, 2001, no matters were submitted to a vote of shareholders.

                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     Unitrin's common stock is traded on the New York Stock Exchange under the symbol of (NYSE: UTR). Prior to becoming listed in the New York Stock Exchange in May 2001, Unitrin's common stock traded on the National Market Tier of the Nasdaq Stock Market. The high and low prices for Unitrin's common stock during each quarterly period in 2001 and 2000 are incorporated herein by reference to
Note 20 to the Financial Statements, captioned "Quarterly Financial Information (Unaudited)."

     Information as to the amount and frequency of cash dividends declared by Unitrin on its common stock during 2001 and 2000 is incorporated herein by reference to the following portions of the Financial Statements:

     (a) Consolidated Statements of Shareholders' Equity and Comprehensive Income; and

     (b) Dividends Paid to Shareholders (Per Share) included in Note 20 under the caption "Quarterly Financial Information (Unaudited)."

     Information as to restrictions on the ability of Unitrin's subsidiaries to transfer funds to Unitrin in the form of cash dividends, loans, or advances is incorporated herein by reference to the following items:

     (a) Note 9 to the Financial Statements, captioned "Shareholders' Equity;"
and

     (b) The "Liquidity and Capital Resources" section of the MD&A.

     As of December 31, 2001, the approximate number of record holders of Unitrin's common stock was 7,700.

ITEM 6.   Selected Financial Data

     Selected consolidated financial data for the five years ended December 31, 2001 is incorporated herein by reference to the data captioned "Financial Highlights" and filed as Exhibit 13.3 hereto.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The change in Unitrin's certifying accountant was previously reported in a Current Report on Form 8-K on November 15, 2001.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     Information regarding directors and executive officers, including, to the extent applicable, information required by Item 405 of Regulation S-K, is incorporated herein by reference to the sections captioned "Election of Directors" and "Unitrin Executive Officers" in the Proxy Statement for the 2002 Annual Meeting of Shareholders of Unitrin. Unitrin plans to file such proxy statement within 120 days after December 31, 2001, the end of Unitrin's fiscal year.

ITEM 11.  Executive Compensation

     Information regarding compensation of executive officers is incorporated herein by reference to the section captioned "Executive Officer Compensation and Benefits" in the Proxy Statement for the 2002 Annual Meeting of Shareholders of Unitrin. Neither the report by the Compensation Committee of Unitrin's Board of Directors nor the Unitrin stock performance graph to be included in such Proxy Statement shall be deemed to be incorporated herein by this reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     This information is incorporated herein by reference to the section captioned "Ownership of Unitrin Common Stock" in the Proxy Statement for the 2002 Annual Meeting of Shareholders of Unitrin.

ITEM 13.  Certain Relationships and Related Transactions

     This information is incorporated herein by reference to the section captioned "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement for the 2002 Annual Meeting of Shareholders of Unitrin.

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

     The consolidated balance sheets of Unitrin and subsidiaries as of December 31, 2001 and 2000, and the consolidated statements of income, cash flows and shareholders' equity and comprehensive income for the years ended December 31, 2001, 2000 and 1999, together with the notes thereto and the report of KPMG LLP thereon, dated January 31, 2002.

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

3.   Exhibits.  The following exhibits are either filed as a part hereof or are
     --------
     incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.1 through 10.6 and 10.8 and 10.9 relate to compensatory plans filed or incorporated by reference as exhibits hereto pursuant to Item 14(c) of Form 10-K.

     3.1 Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Unitrin's Registration Statement on Form 10 dated February 15, 1990)

     3.2 Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to Unitrin's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

     4 Rights Agreement between Unitrin, Inc. and First Chicago Trust Company of New York, as rights agent, dated as of August 3, 1994 (incorporated herein by reference to Exhibit 1 to Unitrin's Registration Statement on Form 8-A dated August 3, 1994), as amended by Letter Agreement between Unitrin, Inc. and First Union National Bank, dated October 12, 2000, pursuant to which First Union National Bank was appointed as successor rights agent under such Rights Agreement, effective October 30, 2000 (such Letter Agreement incorporated herein by reference to Exhibit 4 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 2000)

         10.1    Unitrin, Inc. 1990 Stock Option Plan, as amended and restated

         10.2    Unitrin, Inc. 1997 Stock Option Plan, as amended and restated

         10.3 Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated

         10.4 Unitrin, Inc. Pension Equalization Plan (incorporated herein by reference to Exhibit 10.4 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 1994), as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan

         10.5 Unitrin is a party to individual severance agreements, the form of which is filed as Exhibit 10.5 to this Form 10-K, with the following executive officers:

                      Richard C. Vie (Chairman, President and Chief Executive Officer)
                      David F. Bengston (Vice President)
                      Eric J. Draut (Senior Vice President, Treasurer and Chief Financial Officer)
                      Edward J. Konar (Vice President)
                      Scott Renwick (General Counsel and Secretary)
                      Richard Roeske (Vice President and Chief Accounting
                      Officer)
                      Donald G.Southwell (Senior Vice President)

                 Each of the foregoing agreements is identical except that the severance compensation multiple is 3.00 for Mr. Vie and 2.0 for the other executive officers.

         10.6    Unitrin, Inc. Severance Plan

         10.7 Amended and Restated Credit Agreement, dated September 17, 1997, among Unitrin, Inc., the Lenders party thereto, and NationsBank of Texas, N.A. (incorporated herein by reference to Exhibit 10.7 to Unitrin's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. Pursuant to the terms of such agreement, Unitrin's borrowing capacity thereunder was increased to $440 million, effective March 28, 2000.)

         10.8 1998 Unitrin, Inc. Bonus Plan for Senior Executives (incorporated herein by reference to Exhibit A to the Proxy Statement, dated April 9, 1998, in connection with Unitrin's Annual Meeting of Shareholders)

         10.9    Unitrin, Inc. Non-Qualified Deferred Compensation Plan

         10.10 Registration Rights Agreement, dated as of January 23, 2001, by and among, Northrop Grumman Corporation, NNG, Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation, and Unitrin, Inc. (incorporated by reference to Exhibit 2.1 to Unitrin's Schedule 13D with respect to Northrop Grumman Corporation dated April 13, 2001.

         10.11 Second Amended and Restated Distribution Agreement, dated as of August 17, 2001, between Unitrin, Inc. and Curtiss-Wright Corporation (incorporated by reference to Exhibit 99.1 to Unitrin's Amendment No. 6 to its Schedule 13D with respect to Curtiss-Wright Corporation dated August 17, 2001).

         13.1    Financial Statements

         13.2    MD&A

         13.3    Financial Highlights

         21      Subsidiaries of Unitrin, Inc.

         23.1 Reports of KPMG LLP (included in Exhibit 13.1 hereof and filed as Exhibit 23.1 hereof)

         23.2   Consent of KPMG LLP

         24     Power of Attorney (included on the signature page hereof)

                (b)  Reports on Form 8-K.

         During the quarter ended December 31, 2001, Unitrin filed a Current Report on Form 8-K on November 15, 2001 reporting changes in Unitrin's certifying accountant.

                (c)  Exhibits.  Included in Item 14(a)3 above

                (d) Financial Statement Schedules. Included in Item 14(a)2 above


                  Caution Regarding Forward-Looking Statements
                  --------------------------------------------

         This 2001 Annual Report on Form 10-K, and the accompanying Financial Statements and MD&A, contain forward-looking statements which usually include words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "expect(s)," "forecast(s)," "plan(s)" and similar expressions. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this 2001 Annual Report on Form 10-K. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in such statements. Such risks and uncertainties include, but are not limited to, those described in the MD&A, changes in economic factors (such as interest rates and stock market fluctuations), changes in competitive conditions (including availability of labor with required technical or other skills), the number and severity of insurance claims (including those associated with catastrophe losses), regulatory approval of insurance premium rates, license applications and similar matters, governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations) and adverse judgments in litigation to which Unitrin or its subsidiaries are parties. No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. Unitrin assumes no obligation to release publicly any revisions to any forward-looking statements as a result of events or developments subsequent to the date of this 2001 Annual Report on Form 10-K.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Unitrin, Inc. has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on January 31, 2002.

                                       UNITRIN, INC.
                                       (Registrant)

                                  By:  /s/ Richard C. Vie
                                       -------------------------
                                       Richard C. Vie
                                       Chairman of the Board, President and
                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Unitrin, Inc. in the capacities indicated on January 31, 2002.

    Signature                                             Title
    ---------                                             -----

/s/ Richard C. Vie                             Chairman of the Board, President,
---------------------------                    Chief Executive Officer and
Richard C. Vie                                 Director


/s/ Eric J. Draut                              Senior Vice President, Treasurer
---------------------------                    and Chief Financial Officer
Eric J. Draut                                  (principal financial officer)


/s/ Richard Roeske                             Vice President and Chief
---------------------------                    Accounting Officer
Richard Roeske                                 (principal accounting officer)


/s/ James E. Annable                           Director
---------------------------
James E. Annable

/s/ Douglas G. Geoga                           Director
---------------------------
Douglas G. Geoga


/s/ Reuben L. Hedlund                          Director
---------------------------
Reuben L. Hedlund


/s/ Jerrold V. Jerome                          Director
---------------------------
Jerrold V. Jerome


/s/ William E. Johnston, Jr.                   Director
---------------------------
William E. Johnston, Jr.


/s/ Fayez S. Sarofim                           Director
---------------------------
Fayez S. Sarofim


/s/ Ann E. Ziegler                             Director
---------------------------
Ann E. Ziegler

                                                                      SCHEDULE I

                         UNITRIN, INC. AND SUBSIDIARES
             INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 2001
                             (Dollars in Millions)

                                                                                           Amount
                                                       Amortized          Fair           Carried in
                                                         Cost             Value         Balance Sheet
                                                       --------        ---------        -------------
Fixed Maturities:
  Bonds and Notes:
    United States Government and
      Government Agencies and Authorities              $1,567.9         $1,592.8          $1,592.8
    States, Municipalities
      and Political Subdivisions                          227.5            227.3             227.3
  Corporate Securities:
    Other Bonds and Notes                                 991.7          1,015.1           1,015.1
    Redemptive Preferred Stocks                            89.1             91.2              91.2
                                                       --------         --------          --------
      Total Investments in Fixed Maturities             2,876.2          2,926.4           2,926.4
                                                       --------         --------          --------
Equity Securities:
  Common Stocks                                           872.2          1,077.4           1,077.4
  Non-redemptive Preferred Stocks                         267.1            310.0             310.0
                                                       --------         --------          --------
      Total Investments in Equity Securities            1,139.3          1,387.4           1,387.4
                                                       --------         --------          --------

Investees (A)
  UNOVA, Inc.                                              65.4             73.4              65.4
                                                       --------         --------          --------
      Total Investees                                      65.4             73.4              65.4
                                                       --------         --------          --------
Loans, Real Estate and Short-term Investments             748.3            XXX.X             748.3
                                                       --------                           --------
  Total Investments                                    $4,829.2                           $5,127.5
                                                       ========                           ========


(A) - Amortized Cost = Cost Plus Cumulative Undistributed Earnings.

See Accompanying Independent Auditors' Report.

                                                                     SCHEDULE II
                                  UNITRIN, INC.
                          PARENT COMPANY BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                              (Dollars in Millions)

                                                                                      December 31,
                                                                        -------------------------------------
                                                                               2001                2000
                                                                        -----------------   -----------------
ASSETS
Investment in Subsidiaries and Investees                                $        2,364.5    $        2,459.7
Equity Securities at Fair Value (Cost: 2001 - $146.5; 2000 - $0.3)                 181.8                 0.5
Short Term Investments                                                                 -               173.1
Other Assets                                                                         2.6                 1.9
                                                                        -----------------   -----------------
Total Assets                                                            $        2,548.9    $        2,635.2
                                                                        =================   =================
LIABILITIES AND SHAREHOLDERS' EQUITY

Notes Payable - Revolving Credit Agreement                              $          254.0    $          179.0
Notes Payable to Subsidiary, 6.75% Due 2008                                        155.0               450.0
Accrued Expenses and Other Liabilities                                             223.1               305.0
                                                                        -----------------   -----------------
Total Liabilities                                                                  632.1               934.0
                                                                        -----------------   -----------------
Shareholders' Equity:
    Common Stock                                                                     6.7                 6.8
    Additional Paid-in Capital                                                     488.8               442.6
    Retained Earnings                                                            1,231.0             1,150.2
    Accumulated Other Comprehensive Income                                         190.3               101.6
                                                                        -----------------   -----------------

  Total Shareholders' Equity                                                     1,916.8             1,701.2
                                                                        -----------------   -----------------

  Total Liabilities and Shareholders' Equity                            $        2,548.9    $        2,635.2
                                                                        =================   =================

  See Accompanying Independent Auditors' Report.

                                                                     SCHEDULE II
                                  UNITRIN, INC.
                       PARENT COMPANY STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                              (Dollars in Millions)

                                                                          Years Ended December 31,
                                                          ---------------------------------------------------------
                                                                2001                2000                1999
                                                          -----------------   -----------------   -----------------

 Net Investment Income                                     $            8.3    $              -    $            2.7
 Net Gains (Losses) on Sales of Investments                            54.8                (0.7)               82.1
                                                           -----------------   -----------------   -----------------
 Total Revenues                                                        63.1                (0.7)               84.8
                                                           -----------------   -----------------   -----------------

 Interest Expense                                                      26.8                48.7                38.8
 Other Operating (Income) Expenses                                     (2.3)               (3.4)               (1.6)
                                                           -----------------   -----------------   -----------------
 Total Operating Expenses                                              24.5                45.3                37.2
                                                           -----------------   -----------------   -----------------

 Income (Loss) Before Income Taxes and Equity
      in Net Income of Subsidiaries and Investees                      38.6               (46.0)               47.6

 Income Tax Benefit (Expense)                                         (15.4)               16.1               (16.2)
                                                           -----------------   -----------------   -----------------

 Income (Loss) Before Equity in
      Net Income of Subsidiaries and Investees                         23.2               (29.9)               31.4

 Equity in Net Income of Subsidiaries and Investees                   357.7               120.9               169.6
                                                           -----------------   -----------------   -----------------

 Net Income                                                $          380.9    $           91.0    $          201.0
                                                           =================   =================   =================

 See Accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                                  UNITRIN, INC.
                     PARENT COMPANY STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                              (Dollars in Millions)

                                                                   Years Ended December 31,
                                                     -----------------------------------------------
                                                         2001             2000              1999
                                                     ----------       -----------        -----------
Operating Activities:
  Net Income                                         $    380.9       $      91.0        $     201.0
  Adjustment Required to Reconcile Net Income
    to Net Cash Provided by Operations:
    Equity in Net Income of Subsidiaries and             (357.7)           (120.9)            (169.6)
    Investees
    Cash Dividends from Subsidiaries                       96.0             188.0                7.5
    Cash Dividends from Investee                            1.7               2.3                2.3
    (Gain) Loss on Sale of Investments                    (54.8)              0.7              (82.1)
    Other, Net                                            (98.9)            158.9             (128.4)
                                                     ----------       -----------        -----------
Net Cash Provided (Used) by Operating Activities          (32.8)            320.0             (169.3)
                                                     ----------       -----------        -----------

Investing Activities:
  Purchase of Common Stock                                    -                 -               (0.3)
  Sale of Baker Hughes Common Stock                           -                 -              392.1
  Intercompany Sale of Subsidiary                         207.0
  Change in Short-term Investments                        173.1            (144.1)              61.0
  Capital Contributed to Subsidiaries                     (10.0)            (25.0)
  Other, Net                                                  -                 -                  -
                                                     ----------       -----------        -----------
Net Cash Provided (Used) by Investing Activities          370.1            (169.1)             452.8
                                                     ----------       -----------        -----------

Financing Activities:

  Notes Payable Proceeds:
    Revolving Credit Agreement                            831.0             756.7              436.3
  Notes Payable Payments:
    Revolving Credit Agreement                           (756.0)           (688.7)            (435.3)
    To Subsidiary                                        (295.0)
  Cash Dividends Paid                                    (108.0)           (103.1)            (101.7)
  Common Stock Repurchases                                (26.6)           (122.3)            (191.4)
  Issuance of Unitrin Common Stock                         17.3               6.5                8.6
                                                     ----------       -----------        -----------
Net Cash Used by Financing Activities                    (337.3)           (150.9)            (283.5)
                                                     ----------       -----------        -----------

Increase (Decrease) in Cash                                   -                 -                  -
Cash, Beginning of Year                                       -                 -                  -
                                                     ----------       -----------        -----------
Cash, End of Year                                    $        -       $         -        $         -
                                                     ==========       ===========        ===========


See Accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                                  UNITRIN, INC.
                PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                              (Dollars in Millions)

                                                                                     Years Ended December 31,
                                                                                   ---------------------------
                                                                                     2001      2000      1999
                                                                                   -------   -------   -------
Net Income                                                                         $ 380.9   $  91.0   $ 201.0

Other Comprehensive Income:
    Gross Unrealized Holding Gains (Losses) Arising During Year:
        Securities Held by Subsidiaries                                              108.4     311.5     (54.5)
        Securities Held by Parent                                                     35.0       0.1     132.9
        Equity in Other Comprehensive Income (Loss) of Investees                       3.7      (6.8)     (2.0)
                                                                                   -------   -------   -------
        Gross Unrealized Holding Gains (Losses) Arising During Year                  147.1     304.8      76.4
        Income Tax Benefit (Expense)                                                 (51.6)   (107.0)    (26.9)
                                                                                   -------   -------   -------
        Unrealized Holding Gains (Losses) Arising During Year, Net                    95.5     197.8      49.5
                                                                                   -------   -------   -------
    Reclassification Adjustment for Gross (Gains) Losses Realized in Net Income:
        Securities Held by Subsidiaries                                              (10.5)   (132.9)    (29.5)
        Securities Held by Parent                                                      0.0       0.0     (82.1)
                                                                                   -------   -------   -------
        Reclassification Adjustment for Gross Gains Realized in Net Income           (10.5)   (132.9)   (111.6)
        Income Tax Expense                                                             3.7      46.5      39.1
                                                                                   -------   -------   -------
        Reclassification Adjustment for Gains Realized in Net Income, Net             (6.8)    (86.4)    (72.5)
                                                                                   -------   -------   -------
Other Comprehensive Income (Loss)                                                     88.7     111.4     (23.0)
                                                                                   -------   -------   -------
Total Comprehensive Income                                                         $ 469.6   $ 202.4   $ 178.0
                                                                                   =======   =======   =======

See Accompanying Independent Auditors' Report.

                                                                   SCHEDULE III

                         UNITRIN, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                              (Dollars in Millions)


                                                             Insurance     Amortization
                                                              Claims       Of Deferred               Deferred
                                                  Net           and           Policy       Other      Policy
                                     Premiums  Investment  Policyholder's  Acquisition   Insurance  Acquisition  Insurance  Unearned
                           Premiums  Written     Income       Benefits        Costs      Expenses      Costs     Reserves   Premiums
                           --------  --------  ----------  --------------  ------------  ---------  -----------  ---------  --------
Year Ended December 31,
  2001:
    Life and Health (1)    $  640.0  $    N/A  $    176.9  $        371.7  $       63.0  $   278.9  $     282.6  $ 2,164.1  $   27.7
    Multi Lines               570.3     579.9        42.0           546.2          71.5      110.7         31.4      544.8     254.5
    Specialty Lines           347.3     347.6        14.1           289.1          54.0       37.0         14.5      143.6     119.5
    Unitrin Direct             10.4      24.1           -            10.1             -       22.5                     5.1      14.7
    Other                         -       N/A         5.5               -             -      (12.8)           -          -         -
                           --------  --------  ----------  --------------  ------------  ---------  -----------  ---------  --------
      Total                $1,568.0  $    N/A  $    238.5  $      1,217.1  $      188.5  $   436.3  $     328.5  $ 2,857.6  $  416.4
                           ========  ========  ==========  ==============  ============  =========  ===========  =========  ========
Year Ended December 31,
  2000:
    Life and Health (1)    $  682.0  $    N/A  $    181.4  $        423.0  $       68.3  $   307.1  $     273.6  $ 2,108.8  $   27.6
    Multi Lines               548.8     564.3        45.0           450.2          69.7      106.4         32.9      424.5     292.0
    Specialty Lines           217.1     258.5        14.3           166.4          34.2       27.0         15.7      109.5      65.7
    Unitrin Direct (2)            -         -           -               -             -        6.1            -          -         -
    Other                         -       N/A       (17.6)              -             -       (9.3)           -          -         -
                           --------  --------  ----------  --------------  ------------  ---------  -----------  ---------  --------
      Total                $1,447.9  $    N/A  $    223.1  $      1,039.6  $      172.2  $   437.3  $     322.2  $ 2,642.8  $  385.3
                           ========  ========  ==========  ==============  ============  =========  ===========  =========  ========
Year Ended December 31,
   1999:
     Life and Health (1)   $  713.2  $    N/A  $    164.8  $        406.4  $       74.2  $   300.0
     Multi Lines              488.4     497.0        36.1           366.7          67.4       87.9
     Specialty Lines          171.7     159.7        10.9           116.0          21.5       27.4
     Other                        -       N/A        (8.8)              -             -       (4.8)
                           --------  --------  ----------  --------------  ------------  ---------
       Total               $1,373.3  $    N/A  $    203.0  $        889.1  $      163.1  $   410.5
                           ========  ========  ==========  ==============  ============  =========

(1) The Company's Life and Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life and Health Insurance segment.

(2) Unitrin Direct Other Insurance expenses include primarily start-up costs.

See Accompanying Independent Auditors' Report.

                                                                     SCHEDULE IV

                                  UNITRIN, INC.
                              REINSURANCE SCHEDULE
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, and 1999
                              (Dollars in Millions)


                                                                                                                   Percentage
                                                               Ceded to         Assumed                            of Amount
                                               Gross             Other        from Other            Net            Assumed to
                                               Amount          Companies       Companies           Amount             Net
                                           -------------    --------------  --------------     -------------     -------------
Year Ended December 31, 2001:
----------------------------
Life Insurance in Force                    $    19,958.0    $     1,157.9    $         0.0     $    18,800.1                 -

Premiums
  Life Insurance                           $       403.0    $         1.4    $         0.0     $       401.6                 -
  Accident and Health Insurance                    153.3              2.4              0.0             150.9                 -
  Property and Liability Insurance                 943.2             32.2            104.5           1,015.5              10.3%
                                           -------------    --------------  --------------     -------------     -------------
Total Premiums                             $     1,499.5    $        36.0    $       104.5     $     1,568.0               6.7%
                                           =============    =============    =============     =============     =============

Year Ended December 31, 2000:
----------------------------
Life Insurance in Force                    $    20,990.1    $     1,389.1    $         0.0     $    19,601.0                 -

Premiums
  Life Insurance                           $       408.3    $         1.9    $         0.0     $       406.4                 -
  Accident and Health Insurance                    194.7              4.3              0.0             190.4                 -
  Property and Liability Insurance                 771.6             23.5            103.0             851.1              12.1%
                                           -------------    --------------  --------------     --------------    -------------
Total Premiums                             $     1,374.6    $        29.7    $       103.0     $     1,447.9               7.1%
                                           =============    =============    =============     =============     =============

Year Ended December 31, 1999:
----------------------------
Life Insurance in Force                    $    21,307.7    $     1,505.1    $         0.0     $    19,802.6                 -

Premiums
  Life Insurance                           $       416.4    $         3.2    $         0.0     $       413.2                 -
  Accident and Health Insurance                    223.9              6.0              0.1             218.0               0.0%
  Property and Liability Insurance                 670.4             24.4             96.1             742.1              12.9%
                                           -------------    -------------    -------------     -------------     -------------
Total Premiums                             $     1,310.7    $        33.6    $        96.2     $     1,373.3               7.0%
                                           =============    =============    =============     =============     =============




See Accompanying Independent Auditors' Report.