Form 10-Q
period 2002-03-31
UNITRIN INC
filed 2002-04-25
CIK 860748

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended        March 31, 2002
                           ---------------------------------------------------

                                       OR

[_]            Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Transition Period from ______________________ to ______________________


Commission file number              0-18298
                       -------------------------------------------------------

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

67,670,950 shares of common stock, $0.10 par value, were outstanding as of March 31, 2002.

                                      INDEX

                                                                          Page
                                                                          ----
PART I. Financial Information.

Item 1. Financial Statements

        Condensed Consolidated Statements of Income for the Three Months
        Ended March 31, 2002 and 2001 (Unaudited).                           1

        Condensed Consolidated Balance Sheets as of March 31, 2002
        (Unaudited) and December 31, 2001.                                   2

        Condensed Consolidated Statements of Cash Flows for the Three
        Months Ended March 31, 2002 and 2001 (Unaudited).                    3

        Notes to the Condensed Consolidated Financial Statements
        (Unaudited).                                                      4-11

Item 2. Management's Discussion and Analysis of Results of Operations
        and Financial Condition.                                         12-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk.      19-21

PART II.Other Information.

Item 1. Legal Proceedings.                                                  22

Item 6. Exhibits and Reports on Form 8-K.                                22-23

Signatures                                                                  24

                         UNITRIN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                         Three Months Ended
                                                        ---------------------
                                                        March 31,   March 31,
                                                           2002       2001
                                                        ---------   ---------

Revenues:
Premiums                                                $   416.3   $   370.7
Consumer Finance Revenues                                    39.9        38.6
Net Investment Income                                        55.4        56.8
Net Gains on Sales of Investments                             0.3         1.7
                                                        ---------   ---------
Total Revenues                                              511.9       467.8
                                                        ---------   ---------

Expenses:
Insurance Claims and Policyholders' Benefits                301.5       262.5
Insurance Expenses                                          156.7       150.0
Consumer Finance Expenses                                    32.4        32.5
Interest and Other Expenses                                   4.8         4.9
                                                        ---------   ---------
Total Expenses                                              495.4       449.9
                                                        ---------   ---------

Income before Income Taxes and Equity
  in Net Income (Loss) of Investees                          16.5        17.9
Income Tax Expense                                            4.6         6.5
                                                        ---------   ---------
Income before Equity in Net Income (Loss) of Investees       11.9        11.4
Equity in Net Income (Loss) of Investees                     (2.7)        5.2
                                                        ---------   ---------

Net Income                                              $     9.2   $    16.6
                                                        =========   =========

Net Income Per Share                                    $    0.14   $    0.25
                                                        =========   =========

Net Income Per Share Assuming Dilution                  $    0.13   $    0.24
                                                        =========   =========

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                         UNITRIN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in millions, except per share amounts)

                                                                  March 31,   December 31,
                                                                    2002         2001
                                                                -----------   ------------
                                                                (Unaudited)
 Assets:
 Investments:
 Fixed Maturities at Fair Value (Amortized
   Cost: 2002 - $2,786.8; 2001 - $2,876.2)                         $ 2,794.8    $ 2,926.4
 Equity Securities at Fair Value
   (Cost: 2002 - $1,171.7; 2001 - $1,139.3)                          1,545.6      1,387.4
 Investee at Cost Plus Cumulative Undistributed Earnings
   (Fair Value: 2002 - $100.8; 2001 - $73.4)                            60.5         65.4
 Short-term Investments at Cost which Approximates Fair Value          532.1        504.8
 Other                                                                 244.0        243.5
                                                                   ----------   ----------
 Total Investments                                                   5,177.0      5,127.5
                                                                   ----------   ----------

 Cash                                                                   27.3         27.9
 Consumer Finance Receivables at Cost (Fair
   Value: 2002 - $739.4; 2001 - $720.1)                                741.5        723.1
 Other Receivables                                                     471.4        457.9
 Deferred Policy Acquisition Costs                                     336.1        328.5
 Goodwill                                                              344.7        344.7
 Other Assets                                                          126.8        124.1
                                                                   ----------   ----------
 Total Assets                                                      $ 7,224.8    $ 7,133.7
                                                                   ==========   ==========

 Liabilities and Shareholders' Equity:
 Insurance Reserves:
 Life and Health                                                   $ 2,177.6    $ 2,157.5
 Property and Casualty                                                 721.3        700.1
                                                                   ----------   ----------
 Total Insurance Reserves                                            2,898.9      2,857.6
                                                                   ----------   ----------

 Investment Certificates and Savings Accounts at Cost
   (Fair Value: 2002 - $754.3; 2001 - $753.7)                          753.8        747.5
 Unearned Premiums                                                     445.1        416.4
 Accrued and Deferred Income Taxes                                     413.4        384.2
 Notes Payable                                                         254.0        254.8
 Accrued Expenses and Other Liabilities                                503.9        556.4
                                                                   ----------   ----------
 Total Liabilities                                                   5,269.1      5,216.9
                                                                   ----------   ----------

 Shareholders' Equity:
 Common Stock, $0.10 par value, 100 million Shares Authorized;
   67,670,950 and 67,547,104 Shares Issued and Outstanding at
   March 31, 2002 and December 31, 2001                                  6.8          6.7
 Paid-in Capital                                                       498.7        488.8
 Retained Earnings                                                   1,205.9      1,231.0
 Accumulated Other Comprehensive Income                                244.3        190.3
                                                                   ----------   ----------
 Total Shareholders' Equity                                          1,955.7      1,916.8
                                                                   ----------   ----------
 Total Liabilities and Shareholders' Equity                        $ 7,224.8    $ 7,133.7
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

                        UNITRIN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                   (Unaudited)

                                                         Three Months Ended
                                                        ----------------------
                                                        March 31,    March 31,
                                                          2002         2001
                                                        ---------    ---------
Operating Activities:
Net Income                                              $   9.2      $  16.6
Adjustment to Reconcile Net Income to Net Cash
     Provided (Used) by Operations:
     Change in Deferred Policy Acquisition Costs           (5.4)        (1.2)
     Equity in Net (Income) Loss of Investees before
        Taxes                                               4.2         (8.0)
     Amortization of Investments                            1.8          1.3
     Increase in Receivables                              (13.4)        (4.0)
     Increase in Insurance Reserves and Unearned
        Premiums                                           68.7         33.9
     Increase (Decrease) in Accrued and Deferred Income
        Taxes                                               1.1         (8.3)
     Increase in Accrued Expenses and Other Liabilities    41.9         33.6
     Net Gains on Sale of Investments                      (0.3)        (1.7)
     Provision for Loan Losses                              9.7          7.6
     Other, Net                                             6.3          0.2
                                                        --------     --------
Net Cash Provided by Operating Activities                 123.8         70.0
                                                        --------     --------

Investing Activities:
Sales and Maturities of Fixed Maturities                  462.9        362.9
Purchases of Fixed Maturities                            (375.8)      (327.8)
Sales and Redemptions of Equity Securities                  3.2          8.1
Purchases of Equity Securities                            (34.0)        (1.2)
Change in Consumer Finance Receivables                    (27.9)       (28.8)
Change in Short-term Investments                          (27.3)       (60.0)
Other, Net                                                (10.2)         2.3
                                                        --------     --------
Net Cash Used by Investing Activities                      (9.1)       (44.5)
                                                        --------     --------

Financing Activities:
Change in Investment Certificates and Savings Accounts      6.3         34.6
Change in Universal Life and Annuity Contracts              1.3          1.8
Change in Liability for Funds Held for Securities on
   Loan                                                   (97.1)           -
Notes Payable Proceeds                                    183.0            -
Notes Payable Payments                                   (183.8)       (35.2)
Cash Dividends Paid                                       (28.1)       (27.1)
Common Stock Repurchases                                      -        (10.0)
Other, Net                                                  3.1          3.6
                                                        --------     --------
Net Cash Used by Financing Activities                    (115.3)       (32.3)
                                                        --------     --------
Decrease in Cash                                           (0.6)        (6.8)
Cash, Beginning of Year                                    27.9         23.3
                                                        --------     --------
Cash, End of Period                                     $  27.3      $  16.5
                                                        ========     ========

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Unitrin, Inc. ("Unitrin" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission the ("SEC") but do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation. Certain prior year amounts have been reclassified to conform to the current year's presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2001.

Accounting Changes
------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On January 1, 2002, the Company adopted SFAS No. 142. During the first quarter of 2002, the Company tested Goodwill on the date of adoption for impairment and determined that Goodwill was recoverable under the provisions of SFAS No. 142. The pro forma effects as if the Company had applied the provisions of SFAS No. 142 to the period presented prior to the date of adoption were:

                                                          Three Months
                                                             Ended
                                                            March 31,
(Dollars in Millions, Except Per Share Amounts)               2001
                                                          ------------
Net Income as Reported                                      $ 16.6
Amortization of Goodwill, Net of Tax                           1.9
                                                            ------
Pro Forma Net Income                                        $ 18.5
                                                            ======

Per Share:
Net Income as Reported                                      $ 0.25
Amortization of Goodwill, Net of Tax                          0.02
                                                            ------
Pro Forma Net Income Per Share                              $ 0.27
                                                            ======

Per Share Assuming Dilution:
Net Income as Reported                                      $ 0.24
Amortization of Goodwill, Net of Tax                          0.02
                                                            ------
Pro Forma Net Income Per Share Assuming Dilution            $ 0.26
                                                            ======

In connection with the adoption of SFAS No. 142, in the first quarter of 2002, the Company revised the management reporting of its segment results shown in
Note 7 to the Condensed Consolidated Financial Statements to exclude amortization of Goodwill from its Operating Segments for the period presented prior to the date of adoption.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Statement is intended to develop one accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. On January 1, 2002, the Company adopted SFAS No. 144. The initial application of SFAS No. 144 did not have an impact on the Company's financial statements.

Note 2 - Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution for the three months ended March 31, 2002 and 2001 were as follows:

                                                        Three Months Ended
                                                      -----------------------
(Dollars and Shares in Millions,                      March 31,     March 31,
Except Per Share Amounts)                               2002          2001
-------------------------------------------------     ---------     ---------
Net Income                                              $ 9.2        $ 16.6
Dilutive Effect on Net Income from
  Investees' Equivalent Shares                              -          (0.2)
                                                       ------        -------
Net Income Assuming Dilution                            $ 9.2        $ 16.4
                                                       ======        =======

Weighted Average Common Shares Outstanding               67.6          67.6
Dilutive Effect of Unitrin Stock Option Plans             0.8           0.4
                                                       ------        -------
Weighted Average Common Shares and
  Equivalent Shares Outstanding Assuming Dilution        68.4          68.0
                                                       ======        =======

Net Income Per Share                                   $ 0.14        $ 0.25
                                                       ======        =======

Net Income Per Share Assuming Dilution                 $ 0.13        $ 0.24
                                                       ======        =======

Note 3 - Investment in Investees

Unitrin accounts for its Investments in Investees under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information which generally results in a two or three-month-delay basis depending on the investee being reported. Equity in Net Income (Loss) of Investees for each of the Company's investee or former investee companies for the three months ended March 31, 2002 and 2001 was:

                                                   Three Months Ended
                                                  ---------------------
                                                  March 31,   March 31,
 (Dollars in Millions)                              2002        2001
------------------------------------------------  ---------   ---------
 UNOVA, Inc.                                       $ (2.7)     $ (6.5)
 Litton Industries, Inc.                                -         8.8
 Curtiss-Wright Corporation                             -         2.9
                                                   ------      ------
 Equity In Net Income (Loss) of Investees          $ (2.7)     $  5.2
                                                   ======      ======

During 2000, the fair value of Unitrin's investment in UNOVA, Inc. ("UNOVA") declined below Unitrin's carrying value of its investment in UNOVA and Unitrin determined that the decline in the fair value of its investment in UNOVA was other than temporary under applicable accounting standards. Accordingly, Unitrin reduced the carrying value of its investment in UNOVA to its then current estimated realizable value. The loss was allocated to Unitrin's proportionate share of UNOVA's non-current assets. Accordingly, Unitrin's reported equity in the net income of UNOVA differs from Unitrin's proportionate share of UNOVA's reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets.

On July 12, 2001, three of Unitrin's subsidiaries entered into a financing agreement whereby the subsidiaries and other unrelated parties became participants in a $75 million three-year term loan agreement with UNOVA. Under the agreement, the subsidiaries provided $31.5 million in funding to UNOVA. The outstanding principal balance owed to Unitrin's subsidiaries was $29.9 million and $30.7 million at March 31, 2002 and December 31, 2001, respectively, and is reflected in Investments in Fixed Maturities in these financial statements.

During 2001, two of Unitrin's subsidiaries purchased a portion of UNOVA's outstanding publicly-traded Notes maturing in March 2005 with a total par value of $5.0 million.

In April 2001, Northrop Grumman Corporation ("Northrop") completed its acquisition of Litton Industries, Inc. ("Litton"). Prior to the Northrop-Litton transaction, Unitrin and its subsidiaries owned approximately 12.7 million shares or 28% of Litton's outstanding common stock. Unitrin and its subsidiaries tendered all of their shares of Litton common stock to Northrop. In exchange for its holdings of Litton common stock, Unitrin and its subsidiaries received approximately 1.8 million shares of Northrop Series B convertible preferred stock and approximately 7.7 million shares of Northrop common stock in a tax-free exchange. In addition to receiving the Northrop preferred and common stock, Unitrin and its subsidiaries received cash of $171.8 million, net of transaction costs. Prior to Northrop's acquisition of Litton, Unitrin accounted for its investment in Litton under the equity method of accounting. As a result of the Northrop-Litton transaction, Unitrin's ownership percentage in the combined company fell below 20%, and accordingly, Unitrin does not apply the equity method of accounting to its investments in Northrop.

In November 2001, Unitrin spun-off its 44% equity ownership interest in Curtiss-Wright Corporation ("Curtiss-Wright") in a tax-free distribution to Unitrin's shareholders. In connection with the spin-off, all of the 4.4 million Curtiss-Wright shares previously held by Unitrin were exchanged for 4.4 million shares of a new Class B common stock of Curtiss-Wright that is entitled to elect at least 80% of the Board of Directors of Curtiss-Wright but was otherwise substantially identical to Curtiss-Wright's existing common stock. The Curtiss-Wright Class B common stock was distributed pro ratably to shareholders of Unitrin. All of the other outstanding shares of Curtiss-Wright common stock remained outstanding and are entitled to elect approximately 20% of the Board of Directors of Curtiss-Wright.

Note 4 - Securities Lending

Some of the Company's subsidiaries are parties to securities lending agreements whereby unrelated parties, primarily large brokerage firms, borrow securities from the subsidiaries' accounts. Borrowers of these securities must deposit cash collateral with the subsidiaries equal to 102% of the fair value of the securities loaned. The subsidiaries continue to receive the interest on loaned securities as beneficial owners, and accordingly, the loaned securities are included in Fixed Maturities. The amount of collateral received is invested in short-term securities and is included in these financial statements as Short-term Investments with a corresponding Liability for Funds Held for Securities on Loan included in Accrued Expenses and Other Liabilities. The fair value of collateral held was $75.4 million and $172.5 million at March 31, 2002 and December 31, 2001, respectively.

Note 5 - Notes Payable

The Company has a $440 million unsecured revolving credit agreement with a group of banks which expires on September 1, 2002, and provides for fixed and floating rate advances for periods of up to 180 days at various interest rates. The agreement contains various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for the Company's direct insurance subsidiaries. The proceeds from advances under the revolving credit agreement may be used for general corporate purposes, including repurchases of the Company's common stock.

At March 31, 2002 and December 31, 2001, the Company had outstanding borrowings under the revolving credit agreement of $254 million at weighted average interest rates of 2.22% and 2.44%, respectively. Interest expense under the revolving credit agreement was $1.6 million and $2.6 million for the three months ended March 31, 2002 and 2001, respectively.

Note 6 - Other Comprehensive Income

Other Comprehensive Income related to the Company's investments for the three months ended March 31, 2002 and 2001 was:

                                                            Three Months Ended
                                                           ---------------------
                                                           March 31,   March 31,
 (Dollars in Millions)                                       2002        2001
---------------------------------------------------------  ---------   ---------
Increase in Unrealized Gains, Net of Reclassification
   Adjustment for Gains Included in Net Income              $ 83.6      $ 1.9
Equity In Other Comprehensive Income (Loss) of Investees      (0.6)       0.4
Effect of Income Taxes                                       (29.0)      (0.8)
                                                            ------      -----
Other Comprehensive Income                                  $ 54.0      $ 1.5
                                                            ======      =====

The Company's Investments in Investees are accounted for under the equity method of accounting and, accordingly, changes in the fair value of the Company's Investments in Investees are excluded from the determination of Total Comprehensive Income and Other Comprehensive Income. Total Comprehensive Income for the three months ended March 31, 2002 and 2001 was $63.2 million and $18.1 million, respectively.

Note 7 - Business Segments

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through five operating segments: Multi Lines Insurance, Specialty Lines Insurance, Life and Health Insurance, Consumer Finance and Unitrin Direct. Insurance products provided by the Multi Lines Insurance segment consist of preferred and standard risk automobile, homeowners, fire, commercial liability and workers compensation and other related lines. Multi Lines Insurance products are marketed to individuals and businesses with favorable risk characteristics and loss histories and are sold by independent agents. Specialty Lines Insurance products consist of automobile, motorcycle and watercraft insurance sold to individuals and businesses in the non-standard and specialty market through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance because of their driving records. The Life and Health Insurance segment includes individual life, accident, health and hospitalization insurance sold primarily by employee-agents. The Life and Health Insurance employee-agents also market property insurance products under common management. The Consumer Finance segment makes consumer loans primarily for the purchase of used automobiles and offers thrift products in the form of investment certificates and savings accounts. Unitrin Direct provides personal automobile insurance marketed through direct mail and television advertising and over the Internet.

It is the Company's management practice to allocate certain corporate expenses to its operating units. As further discussed in Note 1 to the Condensed Consolidated Financial Statements, effective January 1, 2002, the Company is no longer required to amortize Goodwill, but rather test it at least annually for recoverability. Accordingly, the Company revised its management reporting in the first quarter of 2002 to exclude Goodwill amortization from its Operating Segments. The Company has reclassified Goodwill amortization for periods prior to the date of adoption of SFAS No. 142 to a separate line. The effects of the revisions on Segment Operating Profit (Loss) for the three months ended March 31, 2001 were:

                                           As          Goodwill
(Dollars in Millions)                   Reported     Amortization     Revised
---------------------------------       --------     ------------     -------
Segment Operating Profit (Loss):
   Multi Lines Insurance                 $ 2.1          $ 1.0         $ 3.1
   Specialty Lines Insurance              (3.9)           0.4          (3.5)
   Life and Health Insurance              20.9            0.8          21.7
   Consumer Finance                        6.1              -           6.1
   Unitrin Direct                         (4.1)             -          (4.1)
                                        ------          -----        ------
   Total Segment Operating Profit       $ 21.1          $ 2.2        $ 23.3
                                        ======          =====        ======

The Company considers the management of certain investments, including Northrop common and preferred stock, Baker Hughes common stock and UNOVA common stock, to be a corporate responsibility and excludes income from these investments from its Operating Segments.

Segment Revenues and Segment Operating Profit (Loss) for the three months ended March 31, 2002 and 2001 were:

                                                         Three Months Ended
                                                       -----------------------
                                                       March 31,     March 31,
(Dollars in Millions)                                    2002          2001
----------------------------------------------------   ---------     ---------
 Revenues:
 Multi Lines Insurance:
   Premiums                                            $  145.6      $ 138.7
   Net Investment Income                                    8.8         11.1
                                                       --------      -------
   Total Multi Lines Insurance                            154.4        149.8
                                                       --------      -------
 Specialty Lines Insurance:
   Premiums                                               102.2         72.5
   Net Investment Income                                    3.7          3.3
                                                       --------      -------
   Total Specialty Lines Insurance                        105.9         75.8
                                                       --------      -------
 Life and Health Insurance:
   Premiums                                               162.2        159.2
   Net Investment Income                                   42.3         45.9
                                                       --------      -------
   Total Life and Health Insurance                        204.5        205.1
                                                       --------      -------

 Consumer Finance                                          39.9         38.6
                                                       --------      -------
 Unitrin Direct:
   Premiums                                                 6.3          0.3
   Net Investment Income                                    0.1            -
                                                       --------      -------
   Total Unitrin Direct                                     6.4          0.3
                                                       --------      -------

                                                       --------      -------
 Total Segment Revenues                                   511.1        469.6
                                                       --------      -------

 Dividend Income from Corporate Investments                 3.4          0.4
 Net Gains on Sales of Investments                          0.3          1.7
 Other                                                     (2.9)        (3.9)
                                                       --------      -------
 Total Revenues                                        $  511.9      $ 467.8
                                                       ========      =======

 Segment Operating Profit (Loss):
   Multi Lines Insurance                               $   (6.8)     $   3.1
   Specialty Lines Insurance                                0.7         (3.5)
   Life and Health Insurance                               23.2         21.7
   Consumer Finance                                         7.5          6.1
   Unitrin Direct                                          (7.7)        (4.1)
                                                       --------      -------
   Total Segment Operating Profit                          16.9         23.3
                                                       --------      -------
 Dividend Income from Corporate Investments                 3.4          0.4
 Net Gains on Sales of Investments                          0.3          1.7
 Goodwill Amortization                                        -         (2.2)
 Other Expense, Net                                        (4.1)        (5.3)
                                                       --------      -------
 Income Before Income Taxes and
   Equity in Net Income (Loss) of Investees            $   16.5      $  17.9
                                                       ========      =======

Note 8 - Related Party Transactions

One of Unitrin's directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of Fayez Sarofim & Co. ("FS&C"), a registered investment advisory firm. Certain of the Company's insurance company subsidiaries and FS&C are parties to agreements under which FS&C provides investment management services to these subsidiaries. In addition, FS&C provides investment management services with respect to certain funds of the Company's pension plan. The agreements governing these arrangements are terminable by either party at any time on 30 days advance written notice.

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based upon the fair market value of the assets under management. At March 31, 2002, the Company's subsidiaries and the Company's pension plan had approximately $139.2 million and $71.9 million, respectively, in assets with FS&C for investment management. For investment services provided during the first quarter of 2002, the Company's subsidiaries and the Company's pension plan paid $0.1 million in the aggregate to FS&C.

With respect to the Company's 401(k) Savings Plan, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified management investment company (the "Fund"). FS&C provides investment management services to the Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Fund's average daily net assets. The Company does not compensate FS&C for services rendered to the Fund. As of February 28, 2002, Company employees participating in the Company's 401(k) Savings Plan had allocated approximately $22.4 million for investment in the Fund, representing approximately 13% of the total amount invested in the Company's 401(k) Savings Plan.

The Company believes that the transactions described above have been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

Note 9 - Legal Proceedings and Other Regulatory Matters

In October 1999, the Florida Department of Insurance filed and served a subpoena upon the Company's subsidiary, United Insurance Company of America ("United"), in connection with that Department's investigation into the sale and servicing of industrial life insurance and small face amount life insurance policies in the State of Florida. Subsequently, on December 15, 1999, a purported nationwide class action lawsuit was filed against United in the United States District Court for the Middle District of Florida (Wilson, et al. v. United Insurance Company of America), on behalf of "all African-American persons who have (or have had at the time of the Policy's termination), an ownership interest in one or more Industrial Life Insurance Policies issued, serviced, administered or purchased from United...." Plaintiffs allege discrimination in premium rates in violation of 42 U.S.C. 1981 and 1982 in addition to various state law claims. Unspecified compensatory and punitive damages are sought together with equitable relief. The Company has determined that United and its other career agency life insurance subsidiaries have in force insurance policies in which race was used as an underwriting factor in pricing or benefits; however, to the best of the Company's knowledge, all such practices ceased 30 or more years ago with regard to newly-issued policies. At least twenty similar lawsuits have been filed in other jurisdictions against the Company and/or its career agency life insurance subsidiaries. The Judicial Panel on Multi-District Litigation has ordered that substantially all of these lawsuits be consolidated for pretrial purposes in the United States District Court for the Eastern District of Louisiana. The Company believes that it and its subsidiaries have meritorious defenses in these matters; nonetheless, the Company continues to engage in settlement discussions with plaintiffs' counsel and representatives of various insurance departments. In 2000, the Company recorded a liability for its estimated cost to ultimately settle these matters. Actual costs may differ from this estimate. However, the Company believes that such difference will not have a material adverse effect on the Company's financial position, but could have a material adverse effect on the Company's results for a given period.

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

It is the Company's management practice to allocate certain corporate expenses to its operating units. As further discussed in Notes 1 and 7 to the Condensed Consolidated Financial Statements, in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, in the first quarter of 2002, the Company revised the management reporting of its segment results to exclude amortization of Goodwill from its Operating Segments for the periods presented prior to the date of adoption. The Company considers the management of certain investments, including Northrop common and preferred stock, Baker Hughes common stock and UNOVA common stock, to be a corporate responsibility and excludes income from these investments from its Operating Segments.

Multi Lines Insurance

                                                         Three Months Ended
                                                       ----------------------
                                                       March 31,    March 31,
(Dollars in Millions)                                    2002         2001
---------------------------------------------------    ---------    ---------
Premiums:
Personal Lines:
  Personal Automobile                                  $  47.3      $  49.5
  Homeowners                                              17.3         17.5
  Other                                                    2.6          2.6
                                                       -------      -------
  Total Personal Lines                                    67.2         69.6
                                                       -------      -------
Commercial Lines:
  Commercial Property & Liability                         34.4         30.8
  Commercial Automobile                                   28.4         25.4
  Other                                                   15.6         12.9
                                                       -------      -------
  Total Commercial Lines                                  78.4         69.1
                                                       -------      -------
Total Premiums                                           145.6        138.7
                                                       -------      -------
Net Investment Income                                      8.8         11.1
                                                       -------      -------
Total Revenues                                         $ 154.4      $ 149.8
                                                       =======      =======

Operating Profit (Loss)                                $  (6.8)     $   3.1
                                                       =======      =======

GAAP Incurred Loss Ratio (excluding Storms)              74.3%        70.0%
GAAP Incurred Storm Ratio                                 6.3%         6.3%
Total GAAP Incurred Loss Ratio                           80.6%        76.3%
GAAP Combined Ratio                                     110.8%       105.8%

Premiums in the Multi Lines Insurance segment increased by $6.9 million for the three months ended March 31, 2002, compared to the same period in 2001, due primarily to higher premium rates, partially offset by lower volume. Net Investment Income decreased by $2.3 million for the three months ended March 31, 2002, compared to the same period last year, due primarily to lower yields on investments.

Operating results in the Multi Lines Insurance segment decreased by $9.9 million for the first quarter of 2002, compared to the same period in 2001, due primarily to higher non-storm losses and the lower net investment income. Storm losses were $9.1 million for the three months ended March 31, 2002, an increase of $0.4 million compared to the same period in 2001. Loss reserve development, which reflects changes in estimates of prior period loss reserves in the current period, had an adverse effect of $0.7 million for the three months ended March 31, 2002, compared to an adverse impact of $1.9 million for the same period in 2001.

The Company is continuing to implement certain premium rate increases in most product lines, subject to regulatory approvals where applicable. The Company is also continuing to review underwriting guidelines in certain markets and product lines and continues to implement certain underwriting changes as it writes and renews its business, including placing a moratorium on new business in certain markets where adequate rates cannot be obtained. The Company anticipates that Multi Lines Insurance segment results will improve in 2002, but may not reach profitability until 2003.

Specialty Lines Insurance

                                                        Three Months Ended
                                                      -----------------------
                                                      March 31,     March 31,
(Dollars in Millions)                                    2002         2001
-------------------------------------------           ---------     ---------
Premiums:
  Personal Automobile                                  $  93.5       $ 66.5
  Commercial Automobile                                    7.9          5.2
  Other                                                    0.8          0.8
                                                       -------       ------
Total Premiums                                           102.2         72.5
Net Investment Income                                      3.7          3.3
                                                       -------       ------
Total Revenues                                         $ 105.9       $ 75.8
                                                       =======       ======

Operating Profit (Loss)                                  $ 0.7       $ (3.5)
                                                       =======       ======

GAAP Incurred Loss Ratio (excluding Storms)               79.3%        81.9%
GAAP Incurred Storm Ratio                                  0.0%         0.0%
Total GAAP Incurred Loss Ratio                            79.3%        81.9%
GAAP Combined Ratio                                      102.9%       109.4%

Premiums in the Specialty Lines Insurance segment increased by $29.7 million for the three months ended March 31, 2002, compared to the same period in 2001, due to higher premium volume and premium rates. Net Investment Income in the Specialty Lines Insurance segment increased by $0.4 million for the three months ended March 31, 2002, compared to the same period last year, due to higher levels of investments, partially offset by lower yields on investments.

Operating Profit in the Specialty Lines Insurance segment increased by $4.2 million for the three months ended March 31, 2002, compared to the same period last year. Losses and expenses as a percent of premiums decreased, due in part to improved premium rate adequacy and the effects of certain underwriting actions, partially offset by the effects of adverse loss reserve development. Loss reserve development, which reflects changes in estimates of prior period loss reserves in the current period, had an adverse effect of $6.2 million for the three months ended March 31, 2002, compared to an adverse impact of $0.8 million for the same period in 2001.

The Company is continuing to implement certain premium rate increases in most states and product lines, subject to regulatory approvals where applicable. The Company is also continuing to review underwriting guidelines in certain markets and product lines and continues to implement certain underwriting changes as it writes and renews its business.

Life and Health Insurance

                                                      Three Months Ended
                                                   -----------------------
                                                   March 31,     March 31,
(Dollars in Millions)                                 2002         2001
------------------------------------------         ---------     ---------
Premiums:
  Life                                              $ 101.4        $ 100.6
  Accident and Health                                  38.5           37.3
  Property                                             22.3           21.3
                                                    -------        -------
Total Premiums                                        162.2          159.2
Net Investment Income                                  42.3           45.9
                                                    -------        -------
Total Revenues                                      $ 204.5        $ 205.1
                                                    =======        =======

Operating Profit                                    $  23.2        $  21.7
                                                    =======        =======

Premiums in the Life and Health Insurance segment increased by $3.0 million for the three months ended March 31, 2002, compared to the same period in 2001. Life insurance premiums and property insurance premiums increased by $0.8 million and $1.0 million, respectively, for the first quarter of 2002, compared to the first quarter of 2001, due primarily to higher volume. Accident and health insurance premiums increased by $1.2 million for the three months ended March 31, 2002, compared to the same period last year, due to higher premium rates, partially offset by lower volume. Net Investment Income decreased by $3.6 million for the three months ended March 31, 2002, compared to the same period last year, due primarily to lower yields on investments, partially offset by higher levels of investments.

Operating Profit in the Life and Health Insurance segment increased by $1.5 million for the three months ended March 31, 2002, compared to the same period in 2001, due primarily to lower benefits and expenses as a percent of premiums for life insurance and improved results from property insurance sold by the Life and Health Insurance segment's career agents, partially offset by the lower net investment income.

Consumer Finance

                                                        Three Months Ended
                                                      ----------------------
                                                      March 31,    March 31,
(Dollars in Millions)                                   2002         2001
---------------------------------------------------   ---------    ---------
Interest, Loan Fees and Earned Discount                $ 36.9       $ 35.2
Net Investment Income                                     1.8          2.5
Other                                                     1.2          0.9
                                                      --------      -------
Total Revenues                                           39.9         38.6
                                                      --------      -------
Provision for Loan Losses                                 9.7          7.6
Interest Expense on Investment Certificates and
  Savings Accounts                                        9.1         11.4
General and Administrative Expenses                      13.6         13.5
                                                      --------      -------
Operating Profit                                       $  7.5       $  6.1
                                                      ========      =======

Consumer Finance Loan Originations                     $138.1       $127.6
Percentage of Consumer Finance Receivables
  Greater than Ninety Days Past Due                       0.5%         0.5%
Ratio of Reserve for Loan Losses
  to Gross Consumer Finance Receivables                   5.0          5.0
Weighted-Average Interest Yield on
  Investment Certificates and Savings Accounts            4.7%         6.2%

Interest, Loan Fees and Earned Discount in the Consumer Finance segment increased by $1.7 million for the three months ended March 31, 2002, compared to the same period in 2001, due primarily to a higher level of loans outstanding. Net Investment Income in the Consumer Finance segment decreased by $0.7 million for the three months ended March 31, 2002, compared to the same period in 2001, due primarily to lower yields on investments. Operating Profit in the Consumer Finance segment increased by $1.4 million for the three months ended March 31, 2002, compared to the same period in 2001, due primarily to the higher level of loans outstanding. Provision for Loan Losses increased by $2.1 million for the three months ended March 31, 2002, compared to the same period in 2001, due primarily to the higher level of consumer loans outstanding. Interest Expense on Investment Certificates and Savings Accounts decreased by $2.3 million for the three months ended March 31, 2002, compared to the same period in 2001, due primarily to lower interest rates on Investment Certificates and Savings Accounts. General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discount, decreased from 38.4% for the three months ended March 31, 2001, to 36.9% for the three months ended March 31, 2002, due primarily to the higher levels of loans outstanding.

Unitrin Direct

On January 3, 2000, the Company established Unitrin Direct, a direct marketing automobile insurance unit, to market personal automobile insurance through direct mail and television advertising and the Internet. The business unit primarily utilizes the Company's wholly-owned subsidiary, Unitrin Direct Insurance Company, but may also utilize the licenses of other Unitrin subsidiaries as needed in states in which it is not currently licensed. Unitrin Direct is managed and reported as a separate business segment. In January 2001, Unitrin Direct began actively marketing personal automobile insurance. It first entered the state of Pennsylvania in January 2001, then entered Florida in May 2001, Michigan in September 2001 and California in November 2001. Several additional states are planned for introduction in 2002, subject to regulatory approvals.

Premiums written for the three months ended March 31, 2002 and 2001 were $9.3 million and $2.1 million, respectively. Premiums earned for the three months ended March 31, 2002 and 2001 were $6.3 million and $0.3 million, respectively. For the three months ended March 31, 2002 and 2001, Unitrin Direct recorded Operating Loss of $7.7 million and $4.1 million, respectively, due primarily to up-front marketing expenses and other costs necessary to build economies of scale. While key metrics for Unitrin Direct are still developing, results for the first quarter of 2002 did not meet all of the Company's expectations. These metrics include mix of business, conversion ratios (number of quotes that become sold policies), renewal ratios, acquisition cost per sale, average premiums, claim frequencies and severities, loss ratios and call center productivity. The Company is presently reviewing the impact of recent developments on Unitrin Direct's business model.

Building a direct marketing insurer requires a significant investment resulting in up-front costs and expenses associated with marketing products and acquiring new policies. Although over time Unitrin Direct expects to experience lower renewal costs than traditional insurance providers, the Company expects that Unitrin Direct will produce operating losses for at least the next few years.

Equity in Net Income (Loss) of Investees

Equity in Net Income (Loss) of Investees for each of the Company's investee or former investee companies for the three months ended March 31, 2002 and 2001 was:

                                                        Three Months Ended
                                                      -----------------------
                                                      March 31,     March 31,
(Dollars in Millions)                                   2002          2001
---------------------------------------------         ---------     ---------
UNOVA, Inc.                                            $(2.7)        $(6.5)
Litton Industries, Inc.                                    -           8.8
Curtiss-Wright Corporation                                 -           2.9
                                                       -----         -----
Equity in Net Income (Loss) of Investees               $(2.7)        $ 5.2
                                                       =====         =====

During 2000, the fair value of Unitrin's investment in UNOVA, Inc. ("UNOVA") declined below Unitrin's carrying value of its investment in UNOVA and Unitrin determined that the decline in the fair value of its investment in UNOVA was other than temporary under applicable accounting standards. Accordingly, Unitrin reduced the carrying value of its investment in UNOVA to its then current estimated realizable value. The loss was allocated to Unitrin's proportionate share of UNOVA's non-current assets. Accordingly, Unitrin's reported equity in the net income of UNOVA differs from Unitrin's proportionate share of UNOVA's reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets.

On July 12, 2001, three of Unitrin's subsidiaries entered into a financing agreement whereby the subsidiaries and other unrelated parties became participants in a $75 million three-year term loan agreement with UNOVA. Under the agreement, the subsidiaries provided $31.5 million in funding to UNOVA. The outstanding principal balance owed to Unitrin's subsidiaries was $29.9 million and $30.7 million at March 31, 2002 and December 31, 2001, respectively, and is reflected in Investments in Fixed Maturities in these financial statements.

During 2001, two of Unitrin's subsidiaries purchased a portion of UNOVA's outstanding publicly-traded Notes maturing in March 2005 with a total par value of $5.0 million.

In April 2001, Northrop Grumman Corporation ("Northrop") completed its acquisition of Litton Industries, Inc. ("Litton"). Prior to the Northrop-Litton transaction, Unitrin and its subsidiaries owned approximately 12.7 million shares or 28% of Litton's outstanding common stock. Unitrin and its subsidiaries tendered all of their shares of Litton common stock to Northrop. In exchange for its holdings of Litton common stock, Unitrin and its subsidiaries received approximately 1.8 million shares of Northrop Series B convertible preferred stock and approximately 7.7 million shares of Northrop common stock in a tax-free exchange. In addition to receiving the Northrop preferred and common stock, Unitrin and its subsidiaries received cash of $171.8 million, net of transaction costs. Prior to Northrop's acquisition of Litton, Unitrin accounted for its investment in Litton under the equity method of accounting. As a result of the Northrop-Litton transaction, Unitrin's ownership percentage in the combined company fell below 20%, and accordingly, Unitrin does not apply the equity method of accounting to its investments in Northrop.

In November 2001, Unitrin spun-off its 44% equity ownership interest in Curtiss-Wright Corporation ("Curtiss-Wright") in a tax-free distribution to Unitrin's shareholders. In connection with the spin-off, all of the 4.4 million Curtiss-Wright shares previously held by Unitrin were exchanged for 4.4 million shares of a new Class B common stock of Curtiss-Wright that is entitled to elect at least 80% of the Board of Directors of Curtiss-Wright but was otherwise substantially identical to Curtiss-Wright's existing common stock. The Curtiss-Wright Class B common stock was distributed pro ratably to shareholders of Unitrin. All of the other outstanding shares of Curtiss-Wright common stock remained outstanding and are entitled to elect approximately 20% of the Board of Directors of Curtiss-Wright.

Corporate Investments

The Company considers the management of certain investments, including Northrop common and preferred stock and Baker Hughes common stock, to be a corporate responsibility and excludes income from these investments from its Operating Segments. Dividend income from these Corporate Investments was:

                                                         Three Months Ended
                                                      ------------------------
                                                      March 31,      March 31,
(Dollars in Millions)                                   2002           2001
---------------------------------------------------   ---------      ---------

     Northrop common stock                              $ 3.1           $ -
     Northrop preferred stock                               -             -
     Baker Hughes common stock                            0.3           0.4
                                                        -----         -----
Total Dividend Income on Corporate Investments          $ 3.4         $ 0.4
                                                        =====         =====

The Company received its shares of Northrop common and preferred stock as a result of the acquisition of the Company's former investee, Litton, by Northrop. See Note 3 to the Condensed Consolidated Financial Statements. The acquisition occurred in the second quarter of 2001 and, accordingly, the Company had no dividends from Northrop common or preferred stock during the first quarter of 2001. In the first quarter of 2002, the Company did not record dividend income on its investment in Northrop preferred stock due to the timing of the ex-dividend date. The Company sold a portion of its Baker Hughes common stock holdings in 2001 and the first three months of 2002. Accordingly, dividend income from Baker Hughes common stock has decreased for the three months ended March 31, 2002, compared to the same period last year. The Company cannot anticipate when or if similar investment sales may occur in the future.

Net Gains on Sales of Investments

Net Gains on Sales of Investments were $0.3 million and $1.7 million for the three months ended March 31, 2002 and 2001, respectively. Net Gains on Sales of Investments for the three months ended March 31, 2002 and 2001 included pre-tax gains of $1.5 million and $1.4 million, respectively, resulting from sales of a portion of the Company's investment in Baker Hughes common stock. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the duration and extent to which the fair value has been less than cost; and 3) the financial condition and prospects of the issuer. Net Gains on Sales of Investments for the three months ended March 31, 2002 includes a loss of $1.9 million resulting from other than temporary declines in fair value of investments. The Company cannot anticipate when or if similar investment losses may occur in the future.

The Company's investment strategy is based on current market conditions and other factors which it reviews from time to time. The Company's consolidated investment portfolio is concentrated in United States Government obligations, investment-grade fixed maturities, Northrop common and preferred stock, Baker Hughes common stock and UNOVA common stock and fixed maturity investments.

Other Items

Other Expense, Net decreased by $1.2 million for the three months ended March 31, 2002, compared to the same period in 2001. Other Expense, Net includes interest expense under the Company's revolving credit agreement of $1.6 million for the three months ended March 31, 2002, compared to $2.6 million for the same period in 2001.

The Company's effective tax rate was 28% for the three months ended March 31, 2002, compared to 36% for the same period in 2001. The Company's effective tax rate decreased due primarily to a higher concentration of investments in states, municipalities and political subdivisions, dividends received on Northrop common stock and the effect of no longer amortizing Goodwill pursuant to the provisions of SFAS No. 142 (See Note 1 to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

At March 31, 2002, the Company had approximately 3.9 million shares remaining under the existing common stock repurchase authorization. During the first three months of 2002, the Company did not repurchase shares of its common stock.

The Company has a $440.0 million unsecured revolving credit agreement with a group of banks which expires on September 1, 2002. Proceeds from advances under the agreement may be used for general corporate purposes, including repurchases of the Company's common stock. The weighted-average interest rate on the $254.0 million in advances outstanding under the agreement on March 31, 2002 was 2.22%. At March 31, 2002, the unused commitment under the Company's revolving credit facility was $186.0 million. The Company anticipates that it will replace the agreement with a new facility prior to September 2002. In addition, for the remainder of 2002, the Company's subsidiaries would be able to pay approximately $650 million in dividends to the Company without prior regulatory approval.

The Company has no significant commitments for capital expenditures. The Company's subsidiaries maintain levels of cash and liquid assets sufficient to meet ongoing obligations to policyholders and claimants, as well as ordinary operating expenses. The Company's reserves are set at levels expected to meet contractual liabilities. The Company maintains adequate levels of liquidity and surplus capacity to manage the risks inherent with any differences between the duration of its liabilities and invested assets. As further discussed in Note 4 to the Condensed Consolidated Financial Statements, some of Unitrin's subsidiaries hold collateral totaling $75.4 million from unrelated parties pursuant to securities lending agreements whereby unrelated parties borrow securities from the subsidiaries' accounts. The subsidiaries are required to return such collateral upon return of the loaned security. Accordingly, the amount of such collateral would not be available to meet ongoing obligations to policyholders and claimants, as well as ordinary operating expenses. Unitrin and its subsidiaries have not formed special purpose entities or similar structured financing vehicles to access capital and/or manage risk. At March 31, 2002, the Company's subsidiaries had capacity to write additional premiums relative to statutory capital and surplus requirements.

Pending Business Acquisitions

On April 19, 2002 Trinity Universal Insurance Company ("Trinity"), a subsidiary of Unitrin, executed a definitive agreement to acquire the personal lines property and casualty insurance business of the Kemper Insurance Companies ("Kemper") in a cash transaction. Kemper's Individual and Family Group business unit ("IFG") specializes in the sale of personal automobile and homeowners' insurance through independent agents. Trinity will purchase the assets of the IFG unit but all pre-closing liabilities of IFG, including policy reserves and unearned premium reserves, will remain with Kemper. Unitrin will also acquire the stock of Kemper's direct distribution personal lines subsidiaries, which sell personal automobile insurance to consumers over the Internet.

The purchase price will be approximately $45 million, plus 1% of premiums written over a three-year period beginning January 1, 2003. As further consideration, Kemper will be eligible for performance bonuses if the business meets certain loss ratio criteria over the same three years. Kemper will retain all liabilities for policies issued prior to the closing, while Trinity will be entitled to premiums written for substantially all policies issued or renewed after the closing and would be liable for losses and expenses incurred thereon. Kemper's personal lines net written premiums were approximately $700 million in 2001. In addition, Trinity will administer on behalf of Kemper all policies issued prior to the closing and certain policies issued or renewed after the closing but excluded from the acquisition.

The Company expects that the profitability of the acquisition will be limited for the next few years due to the Company's obligation to pay bonuses based on performance of the business. Such bonuses will be expensed as incurred and will be calculated, treating each year in the three year period beginning January 1, 2003 as a discrete period. Kemper will be paid a bonus equal to 0.75% of earned premium for the year under consideration if the loss and loss adjustment expense ratio does not exceed 74%. For each one percentage point decrease from 74%, Kemper will be paid an additional bonus equal to 0.75% of earned premium, up to a total maximum bonus equal to 5.25% of earned premium. No bonus will be paid if the loss and loss adjustment expense ratio exceeds 74%.

The transaction is subject to approvals by insurance regulators and other third parties and other customary closing conditions.

Accounting Changes

In June 2001, the Financial Accounting Standards Board the ("FASB") issued
SFAS No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On January 1, 2002, the Company adopted SFAS No. 142. During the first quarter of 2002, the Company tested Goodwill on the date of adoption for impairment and determined that Goodwill was recoverable under the provisions of SFAS No. 142. (See Note 1 to the Condensed Consolidated Financial Statements).

In connection with the adoption of SFAS No. 142, in the first quarter of 2002, the Company revised the management reporting of its segment results to exclude amortization of Goodwill from its previously reported Operating Segments (See Notes 1 and 7 to the Condensed Consolidated Financial Statements).

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement is intended to develop one accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. On January 1, 2002, the Company adopted SFAS No. 144. The initial application of SFAS No. 144 did not have an impact on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), the Company is required to provide the following disclosures about Market Risk.

Quantitative Information About Market Risk

The Company's condensed consolidated balance sheets include four types of financial instruments subject to material risk disclosures required by the SEC:
(1) Investments in Fixed Maturities, (2) Investments in Equity Securities, (3) Consumer Finance Receivables and (4) Investment Certificates and Savings Accounts. Investments in Fixed Maturities, Consumer Finance Receivables and Investment Certificates and Savings Accounts are subject to material interest rate risk. The Company's Investments in Equity Securities includes common and preferred stocks which are subject to material equity price risk and interest rate risk, respectively.

For purposes of this disclosure, market risk sensitive financial instruments are divided into two categories: financial instruments acquired for trading purposes and financial instruments acquired for purposes other than trading. The Company's market risk sensitive instruments are classified as held for purposes other than trading. The Company's holdings of derivative instruments are insignificant.

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

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates for Investments in Fixed Maturities, Preferred Stock Equity Securities and Consumer Finance Receivables from their levels at March 31, 2002 and December 31, 2001, respectively, and an adverse and instantaneous decrease of 100 basis points in market interest rates for Investment Certificates and Savings Accounts from their levels at March 31, 2002 and December 31, 2001, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor's Stock Index (the "S&P 500") from its levels at March 31, 2002 and December 31, 2001, with all other variables held constant. The Company's Investment in Common Stock Equity Securities were correlated with the S&P 500 using the portfolio's weighted-average beta of 0.57 and 0.55 at March 31, 2002 and December 31, 2001, respectively. The portfolio's weighted-average beta was calculated using each security's beta for the five-year periods ended March 31, 2002 and December 31, 2001, respectively and weighted on the fair value of such securities at March 31, 2002 and December 31, 2001, respectively. Beta measures a stock's relative volatility in relation to the rest of the stock market with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the market value of the Company's financial instruments using these assumptions was:

                                                           ----------------------------------------
                                                                Pro Forma Increase (Decrease)
--------------------------------------------------------------------------------------------------
                                                              Interest     Equity     Total Market
(Dollars in Millions)                          Fair Value    Rate Risk   Price Risk       Risk
--------------------------------------------------------------------------------------------------
March 31, 2002
---------------------------------------------
Assets
Investments in Fixed Maturities                 $ 2,794.8    $ (149.4)     $    -      $ (149.4)
Investments in Equity Securities                  1,545.6        (4.4)      (82.9)        (87.3)
Consumer Finance Receivables                        739.4        (9.3)          -          (9.3)

Liabilities
Investment Certificates and Savings Accounts      $ 754.3       $ 9.1      $    -      $    9.1

December 31, 2001
---------------------------------------------
Assets
Investments in Fixed Maturities                 $ 2,926.4    $ (118.8)     $    -      $ (118.8)
Investments in Equity Securities                  1,387.4        (3.8)      (71.7)        (75.5)
Consumer Finance Receivables                        720.1        (9.1)          -          (9.1)

Liabilities
Investment Certificates and Savings Accounts    $   753.7    $    8.6      $    -      $    8.6


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

At March 31, 2002 and December 31, 2001, $1,101.9 million and $992.8 million of the Company's Investments in Equity Securities, which exclude the Company's Investments in Investees, was concentrated in the common and preferred stock of Northrop. Northrop stated in its 2001 Annual Report on Form 10-K that it "provides technologically advanced innovative products, services and solutions in defense and commercial electronics, information technology, systems integration and nuclear and non-nuclear shipbuilding and systems." Additionally, Northrop stated that it "is subject to the usual vagaries of the marketplace, it is also affected by the unique characteristics of the defense industry and by certain elements peculiar to its own business mix." At March 31, 2002 and December 31, 2001, respectively, the Company's Investments in Equity Securities included $115.2 million and $112.8 million of Baker Hughes common stock. Baker Hughes stated in its 2001 Annual Report on Form 10-K that it "is engaged in the oil field and process industry," and in addition, it "manufactures and sells other products and provides services to industries that are not related to the oil field or continuous process industries." Accordingly, the Company's Investments in Equity Securities is sensitive to the nature of Northrop and Baker Hughes' industry segments.

Caution Regarding Forward-Looking Statements

Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative information about Market Risk and the accompanying Condensed Consolidated Financial Statements (including the notes thereto) contain forward-looking statements, which usually include words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "forecast(s)," "plan(s)" and similar expressions. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in such statements. Such risks and uncertainties include, but are not limited to, those described in this Management's Discussion and Analysis of Results of Operations and Financial Condition, changes in economic factors (such as interest rates, unemployment rates and stock market fluctuations), changes in competitive conditions (including availability of labor with required technical or other skills), the number and severity of insurance claims (including those associated with catastrophe losses), regulatory approval of insurance rates, license applications and similar matters, governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations), consummation of business acquisitions and adverse judgments in litigation to which the Company or its subsidiaries are parties. No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. The Company assumes no obligation to release publicly any revisions to any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report on Form 10-Q.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 9 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits.


       2.1 Asset Purchase Agreement, dated as of April 19, 2002, by and among Trinity Universal Insurance Company, Unitrin Services Company and Lumbermens Mutual Casualty Company and certain of its subsidiaries and affiliates.

       2.2 Stock Purchase Agreement, dated as of April 19, 2002, by and between Lumbermens Mutual Casualty Company and Unitrin, Inc.

       3.1 Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 dated February 15, 1990.)

       3.2    Amended and Restated By-Laws.

       4 Rights Agreement between Unitrin, Inc. and First Chicago Trust Company of New York, as rights agent, dated as of August 3, 1994 (Incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated August 3, 1994), as amended by Letter Agreement between Unitrin, Inc. and First Union National Bank, dated October 12, 2000, pursuant to which First Union National Bank was appointed as successor rights agent under such Rights Agreement, effective October 30, 2000 (Included as
              Exhibit 4 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 2000.)

       10.1 Unitrin, Inc. 1990 Stock Option Plan as amended and restated (Incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

       10.2 Unitrin, Inc. 1997 Stock Option Plan as amended and restated (Incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

       10.3 Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan as amended and restated (Incorporated herein by reference to Exhibit
              10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

       10.4 Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.) as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 2001.)

       10.5 Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001), with the following executive officers:

                       Richard C. Vie (Chairman of the Board and Chief
                        Executive Officer)
                       Donald G. Southwell (President and Chief Operating
                        Officer)
                       David F. Bengston (Vice President)
                       Eric J. Draut (Executive Vice President and Chief
                        Financial Officer)
                       Edward J. Konar (Vice President)
                       Scott Renwick (Senior Vice President, General Counsel
                        and Secretary)
                       Richard Roeske (Vice President & Chief Accounting
                        Officer)

              (Note: Each of the foregoing agreements is identical except that the severance compensation multiple is 3.0 for Mr. Vie and 2.0 for the other executive officers.)

       10.6   Unitrin, Inc. Severance Plan (Incorporated herein by reference to
              Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

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

       10.9   Unitrin, Inc. Non-Qualified Deferred Compensation
              Plan (Incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)


       10.10 Registration Rights Agreement, dated as of January 23, 2001, by and among, Northrop Grumman Corporation, NNG, Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation, and Unitrin, Inc. (Incorporated by reference to Exhibit 2.1 to Unitrin's Schedule 13D with respect to Northrop Grumman Corporation dated April 13, 2001.)

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Unitrin, Inc.


Date:  April 24, 2002            /s/ Richard C. Vie
                                 ---------------------------------------------
                                 Richard C. Vie
                                 Chairman of the Board
                                 and Chief Executive Officer


Date: April 24, 2002             /s/ Richard Roeske
                                 ---------------------------------------------
                                 Richard Roeske
                                 Vice President and Chief Accounting Officer
                                 (Principal Accounting Officer)