Form 10-Q
period 2002-06-30
UNITRIN INC
filed 2002-07-25
CIK 860748

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]               Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended                   June 30, 2002
                           -----------------------------------------------------

                                       OR

[_]              Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

For the Transition Period from ______________________ to _______________________

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

                        Yes  X    No ____
                            ---

67,828,360 shares of common stock, $0.10 par value, were outstanding as of June 30, 2002.

                                  UNITRIN, INC.

                                      INDEX

                                                                                                          Page
                                                                                                      ------------
PART I.       Financial Information.

Item 1.       Financial Statements

              Condensed Consolidated Statements of Income for the Six and Three Months Ended June
              30, 2002 and 2001 (Unaudited).                                                               1

              Condensed Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and December
              31, 2001.                                                                                    2

              Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30,
              2002 and 2001 (Unaudited).                                                                   3

              Notes to the Condensed Consolidated Financial Statements (Unaudited).                      4-12

Item 2.       Management's Discussion and Analysis of Results of Operations and Financial
              Condition.                                                                                 13-20

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.                                21-23

PART II.      Other Information.

Item 1.       Legal Proceedings.                                                                          24

Item 4.       Submission of Matters to a Vote of Security Holders.                                        24

Item 6.       Exhibits and Reports on Form 8-K.                                                          24-26

Signatures                                                                                                27

                         UNITRIN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                               Six Months Ended               Three Months Ended
                                                         -----------------------------      ---------------------------
                                                           June 30,          June 30,        June 30,         June 30,
                                                             2002              2001            2002             2001
                                                         -----------       -----------      ---------       -----------
Revenues:
Premiums                                                 $     841.9       $     755.2      $   425.6       $     384.5
Consumer Finance Revenues                                       81.9              78.3           42.0              39.7
Net Investment Income                                          112.8             115.7           57.4              58.9
Net Gains (Losses) on Sales of Investments                      (1.3)            562.6           (1.6)            560.9
                                                         -----------       -----------      ---------       -----------
Total Revenues                                               1,035.3           1,511.8          523.4           1,044.0
                                                         -----------       -----------      ---------       -----------

Expenses:
Insurance Claims and Policyholders' Benefits                   617.9             567.1          316.4             304.6
Insurance Expenses                                             317.8             305.1          161.1             155.1
Consumer Finance Expenses                                       65.7              65.0           33.3              32.5
Interest and Other Expenses                                     10.0               8.3            5.2               3.4
                                                         -----------       -----------      ---------       -----------
Total Expenses                                               1,011.4             945.5          516.0             495.6
                                                         -----------       -----------      ---------       -----------

Income before Income Taxes and Equity
  in Net Income (Loss) of Investees                             23.9             566.3            7.4             548.4
Income Tax Expense                                               5.2             200.5            0.6             194.0
                                                         -----------       -----------      ---------       -----------
Income before Equity in Net Income (Loss) of
  Investees                                                     18.7             365.8            6.8             354.4
Equity in Net Income (Loss) of Investees                        (5.1)              7.1           (2.4)              1.9
                                                         -----------       -----------      ---------       -----------

Net Income                                               $      13.6       $     372.9      $     4.4       $     356.3
                                                         ===========       ===========      =========       ===========

Net Income Per Share                                     $      0.20       $      5.52      $    0.06       $      5.28
                                                         ===========       ===========      =========       ===========

Net Income Per  Share Assuming Dilution                  $      0.20       $      5.48      $    0.06       $      5.25
                                                         ===========       ===========      =========       ===========


The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                         UNITRIN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in millions, except per share amounts)

                                                                                         June 30,         December 31,
                                                                                          2002               2001
                                                                                     ---------------   ---------------
                                                                                       (Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized
  Cost: 2002 - $2,523.8; 2001 - $2,876.2)                                                $  2,590.1        $  2,926.4
Equity Securities at Fair Value
  (Cost: 2002 - $1,195.8; 2001 - $1,139.3)                                                  1,638.4           1,387.4
Investee at Cost Plus Cumulative Undistributed Earnings
  (Fair Value: 2002 - $82.1; 2001 - $73.4)                                                     56.7              65.4
Short-term Investments at Cost which Approximates Fair Value                                  675.3             504.8
Other                                                                                         259.6             243.5
                                                                                         ----------        ----------
Total Investments                                                                           5,220.1           5,127.5
                                                                                         ----------        ----------

Cash                                                                                           33.1              27.9
Consumer Finance Receivables at Cost (Fair
  Value: 2002 - $763.9; 2001 - $720.1)                                                        766.1             723.1
Other Receivables                                                                             523.4             457.9
Deferred Policy Acquisition Costs                                                             345.3             328.5
Goodwill                                                                                      344.7             344.7
Other Assets                                                                                  141.6             124.1
                                                                                         ----------        ----------
Total Assets                                                                             $  7,374.3        $  7,133.7
                                                                                         ==========        ==========

Liabilities and Shareholders' Equity:
Insurance Reserves:
Life and Health                                                                          $  2,196.5        $  2,157.5
Property and Casualty                                                                         766.1             700.1
                                                                                         ----------        ----------
Total Insurance Reserves                                                                    2,962.6           2,857.6
                                                                                         ----------        ----------

Investment Certificates and Savings Accounts at Cost
  (Fair Value: 2002 - $780.6; 2001 - $753.7)                                                  779.6             747.5
Unearned Premiums                                                                             500.5             416.4
Accrued and Deferred Income Taxes                                                             435.3             384.2
Notes Payable                                                                                 216.0             254.8
Accrued Expenses and Other Liabilities                                                        462.2             556.4
                                                                                         ----------        ----------
Total Liabilities                                                                           5,356.2           5,216.9
                                                                                         ----------        ----------

Shareholders' Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 67,828,360 and
  67,547,104 Shares Issued and Outstanding at
  June 30, 2002 and December 31, 2001                                                           6.8               6.7
Paid-in Capital                                                                               513.2             488.8
Retained Earnings                                                                           1,171.5           1,231.0
Accumulated Other Comprehensive Income                                                        326.6             190.3
                                                                                         ----------        ----------
Total Shareholders' Equity                                                                  2,018.1           1,916.8
                                                                                         ----------        ----------
Total Liabilities and Shareholders' Equity                                               $  7,374.3        $  7,133.7
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

                         UNITRIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)


                                                                                Six Months Ended
                                                                          ----------------------------
                                                                            June 30,        June 30,
                                                                              2002            2001
                                                                          ------------    ------------
Operating Activities:
Net Income                                                                $       13.6    $      372.9
Adjustments to Reconcile Net Income to Net Cash
     Provided (Used) by Operations:
     Change in Deferred Policy Acquisition Costs                                 (13.8)           (3.7)
     Equity in Net (Income) Loss of Investees before Taxes                         7.9           (10.8)
     Cash Dividends from Investees                                                   -             0.6
     Amortization of Investments                                                   3.6             1.0
     Increase in Receivables                                                     (35.4)          (28.8)
     Increase in Insurance Reserves and Unearned Premiums                        125.0            98.6
     Increase (Decrease) in Accrued and Deferred Income Taxes                    (17.3)          168.5
     Increase (Decrease) in Accrued Expenses and Other Liabilities               (24.2)           13.3
     Net (Gains) Losses on Sales of Investments                                    1.3          (562.6)
     Provision for Loan Losses                                                    19.5            15.3
     Other, Net                                                                   17.6             7.7
                                                                          ------------    ------------
Net Cash Provided by Operating Activities                                         97.8            72.0
                                                                          ------------    ------------

Investing Activities:
Sales and Maturities of Fixed Maturities                                         835.4           605.8
Purchases of Fixed Maturities                                                   (482.6)         (538.3)
Sales and Redemptions of Equity Securities                                         3.5             8.1
Purchases of Equity Securities                                                   (58.8)          (12.8)
Sale of Investee                                                                     -           171.8
Change in Short-term Investments                                                (119.5)         (343.2)
Acquisition and Improvements of Investment Real Estate                           (11.3)           (2.3)
Sales of Investment Real Estate                                                    5.4               -
Change in Other Investments                                                       (9.2)            4.2
Acquisition of Business                                                          (30.9)              -
Change in Consumer Finance Receivables                                           (62.6)          (58.4)
Acquisition of Capital Assets                                                    (14.5)           (8.8)
Disposition of Capital Assets                                                        -             8.0
                                                                          ------------    ------------
Net Cash provided (Used) by Investing Activities                                  54.9          (165.9)
                                                                          ------------    ------------

Financing Activities:
Change in Investment Certificates and Savings Accounts                            32.2            43.7
Change in Universal Life and Annuity Contracts                                     3.2             3.5
Change in Liability for Funds Held for Securities on Loan                        (94.5)          107.0
Notes Payable Proceeds                                                           558.0           192.0
Notes Payable Payments                                                          (596.8)         (194.2)
Cash Dividends Paid                                                              (56.2)          (54.1)
Common Stock Repurchases                                                          (0.5)          (17.9)
Other, Net                                                                         7.1             6.6
                                                                          ------------    ------------
Net Cash provided (Used) by Financing Activities                                (147.5)           86.6
                                                                          ------------    ------------
Increase (Decrease) in Cash                                                        5.2            (7.3)
Cash, Beginning of Year                                                           27.9            23.3
                                                                          ------------    ------------
Cash, End of Period                                                       $       33.1    $       16.0
                                                                          ============    ============


The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Unitrin, Inc. ("Unitrin" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") but do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation. Certain prior year amounts have been reclassified to conform to the current year's presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2001.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangible assets will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On January 1, 2002, the Company adopted SFAS No. 142. During the first quarter of 2002, the Company tested Goodwill on the date of adoption for impairment and determined that Goodwill was recoverable under the provisions of SFAS No. 142. The pro forma effects as if the Company had applied the provisions of SFAS No. 142 to the periods prior to the date of adoption that are presented in these financial statements were:

                                                     Six Months    Three Months
                                                        Ended         Ended
                                                      June 30,       June 30,
(Dollars in Millions, Except Per Share Amounts)         2001           2001
-----------------------------------------------      ----------    ------------
Net Income as Reported                               $    372.9    $      356.3
Amortization of Goodwill, Net of Tax                        3.7             1.8
                                                     ----------    ------------
Pro Forma Net Income                                 $    376.6    $      358.1
                                                     ==========    ============

Per Share:
Net Income as Reported                               $     5.52    $       5.28
Amortization of Goodwill, Net of Tax                       0.05            0.03
                                                     ----------    ------------
Pro Forma Net Income Per Share                       $     5.57    $       5.31
                                                     ==========    ============

Per Share Assuming Dilution:
Net Income as Reported                               $     5.48    $       5.25
Amortization of Goodwill, Net of Tax                       0.05            0.03
                                                     ----------    ------------
Pro Forma Net Income Per Share Assuming Dilution     $     5.53    $       5.28
                                                     ==========    ============

In connection with the adoption of SFAS No. 142, in the first quarter of 2002, the Company revised the management reporting of its segment results shown in
Note 8 to the Condensed Consolidated Financial Statements to exclude amortization of Goodwill from its Operating Segments for the periods prior to the date of adoption that are presented in these financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects that the initial application of SFAS No. 143 will not have an impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 is intended to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. On January 1, 2002, the Company adopted SFAS No. 144. The initial application of SFAS No. 144 did not have an impact on the Company's financial statements.


Note 2 - Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution for the six and three months ended June 30, 2002 and 2001 were as follows:

                                                                      Six Months Ended           Three Months Ended
                                                                  ------------------------    ------------------------
                                                                   June 30,      June 30,      June 30,      June 30,
(Dollars and Shares in Millions, Except Per Share Amounts)           2002          2001          2002          2001
----------------------------------------------------------        ----------    ----------    ----------    ----------
Net Income                                                         $   13.6      $  372.9      $    4.4      $  356.3
Dilutive Effect on Net Income from
 Investees' Equivalent Shares                                             -          (0.3)            -          (0.1)
                                                                  ----------    ----------    ----------    ----------
Net Income Assuming Dilution                                       $   13.6      $  372.6      $    4.4      $  356.2
                                                                  ==========    ==========    ==========    ==========

Weighted Average Common Shares Outstanding                             67.7          67.6          67.8          67.5
Dilutive Effect of Unitrin Stock Option Plans                           0.7           0.4           0.6           0.4
                                                                  ----------    ----------    ----------    ----------
Weighted Average Common Shares and
 Equivalent Shares Outstanding Assuming Dilution                       68.4          68.0          68.4          67.9
                                                                  ==========    ==========    ==========    ==========

Net Income Per Share                                               $   0.20      $   5.52      $   0.06      $   5.28
                                                                  ==========    ==========    ==========    ==========

Net Income Per Share Assuming Dilution                             $   0.20      $   5.48      $   0.06      $   5.25
                                                                  ==========    ==========    ==========    ==========

Note 3 - Acquisition of Business

On June 28, 2002, the Company closed its acquisition of the personal lines property and casualty insurance business of the Kemper Insurance Companies ("Kemper") in a cash transaction. The Individual and Family Group business unit acquired from Kemper ("IFG") specializes in the sale of personal automobile and homeowners' insurance through independent agents. The acquisition includes the purchase of the assets of IFG, but all pre-acquisition liabilities of IFG, including policy reserves and unearned premium reserves, are excluded and remain with Kemper. In connection with the acquisition, the Company also acquired the stock of Kemper's direct distribution personal lines subsidiaries ("Kemper Direct"), which sell personal automobile insurance to consumers over the Internet. Pursuant to the provisions of the stock acquisition agreement between the Company and Kemper, the Company is indemnified for 90% of any adverse loss reserve development for policy losses incurred by Kemper Direct prior to the acquisition date while Kemper is entitled to 90% of any favorable loss reserve development on such policy losses.

The purchase price is approximately $42.0 million, subject to certain post closing adjustments (the "Determinable Purchase Price Component"), plus 1% of premiums written over a three-year period beginning January 1, 2003 (the "Variable Purchase Price Component"). Due to the variable nature of the Variable Purchase Price Component, the Company cannot reasonably determine the contingent consideration that will be paid. Accordingly, pursuant to the provisions of SFAS No. 141, the Variable Purchase Price Component has not been recorded in these financial statements, but will be reflected as a cost of the acquisition when such determination can be reasonably made.

As further consideration, Kemper will be eligible for performance bonuses if the business meets certain loss ratio criteria over the same three years. Such performance bonuses will be expensed as incurred and will be calculated, treating each year in the three year period beginning January 1, 2003 as a discrete period. Kemper will be paid a bonus equal to 0.75% of earned premium for the year under consideration if the loss and loss adjustment expense ratio does not exceed 74%. For each one percentage point decrease from 74%, Kemper will be paid an additional bonus equal to 0.75% of earned premium, up to a total maximum bonus equal to 5.25% of earned premium. No bonus will be paid if the loss and loss adjustment expense ratio exceeds 74%.

Kemper retained all liabilities for policies issued by IFG prior to the closing, while Trinity Universal Insurance Company ("Trinity"), a subsidiary of Unitrin, will be entitled to premiums written for substantially all policies issued or renewed by IFG after the closing and is liable for losses and expenses incurred thereon. For policies issued by Kemper Direct prior to the acquisition date, the Company is liable for policy losses incurred thereon, subject to the loss indemnification described above, and is liable for unearned premiums as of the acquisition date. IFG's and Kemper Direct's personal lines net written premiums were approximately $700 million in 2001. In addition, Trinity will administer on behalf of Kemper all policies issued prior to the closing and certain policies issued or renewed after the closing, but excluded from the acquisition.

The acquisition did not have a material impact on the Company's results for the three months ended June 30, 2002. The Company intends to report the operating results from the acquisition as a separate operating segment beginning with the third quarter of 2002. Based on the Company's preliminary allocation of the Determinable Purchase Price Component, the assets acquired and liabilities assumed, primarily those associated with Kemper Direct, in connection with the acquisition were:

(Dollars in Millions)
----------------------------------------------
 Investments                                            $   58.1
 Other Receivables                                          30.1
 Accrued and Deferred Income Taxes                           2.8
 Other Assets                                               20.6
 Insurance Reserves                                        (26.5)
 Unearned Premium Reserves                                 (34.4)
 Accrued Expenses and Other Liabilities                     (8.7)
                                                        --------
 Preliminary Purchase Price                                 42.0
 Amount Due to Kemper After Closing                        (11.1)
                                                        --------
 Cash Paid to Kemper                                    $   30.9
                                                        ========

Note 4 - Investment in Investees

Unitrin accounts for its Investments in Investees under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information which generally results in a two or three-month-delay basis depending on the investee being reported. Equity in Net Income (Loss) of Investees for each of the Company's investee or former investee companies for the six and three months ended June 30, 2002 and 2001 was:

                                                    Six Months Ended             Three Months Ended
                                               ---------------------------   ---------------------------
                                                 June 30,      June 30,        June 30,      June 30,
 (Dollars in Millions)                              2002          2001            2002          2001
------------------------------------------     ------------  -------------   ------------  -------------
 UNOVA, Inc.                                        $ (5.1)        $ (7.3)        $ (2.4)        $ (0.8)
 Litton Industries, Inc.                                 -            8.8              -              -
 Curtiss-Wright Corporation                              -            5.6              -            2.7
                                               -----------   ------------    -----------   ------------
 Equity In Net Income (Loss) of Investees           $ (5.1)        $  7.1         $ (2.4)        $  1.9
                                               ===========   ============    ===========   ============

During 2000, the fair value of Unitrin's investment in UNOVA, Inc. ("UNOVA") declined below Unitrin's carrying value of its investment in UNOVA and Unitrin determined that the decline in the fair value of its investment in UNOVA was other than temporary under applicable accounting standards. Accordingly, Unitrin reduced the carrying value of its investment in UNOVA to its then current estimated realizable value. The loss was allocated to Unitrin's proportionate share of UNOVA's non-current assets. Accordingly, Unitrin's reported equity in the net loss of UNOVA differs from Unitrin's proportionate share of UNOVA's reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets.

On July 12, 2001, three of Unitrin's subsidiaries entered into a financing agreement whereby the subsidiaries and other unrelated parties became participants in a $75 million three-year term loan agreement with UNOVA. Under the agreement, the subsidiaries provided $31.5 million in funding to UNOVA. The outstanding principal balance owed to Unitrin's subsidiaries was $17.3 million and $30.7 million at June 30, 2002 and December 31, 2001, respectively, and is reflected in Investments in Fixed Maturities in these financial statements.

During 2001, two of Unitrin's subsidiaries purchased a portion of UNOVA's outstanding publicly-traded notes maturing in March 2005 with a total par value of $5.0 million.

In April 2001, Northrop Grumman Corporation ("Northrop") completed its acquisition of Litton Industries, Inc. ("Litton"). Prior to the Northrop-Litton transaction, Unitrin and its subsidiaries owned approximately 12.7 million shares or 28% of Litton's outstanding common stock. Unitrin and its subsidiaries tendered all of their shares of Litton common stock to Northrop. In exchange for its holdings of Litton common stock, Unitrin and its subsidiaries received approximately 1.8 million shares of Northrop Series B convertible preferred stock and approximately 7.7 million shares of Northrop common stock in a tax-free exchange. In addition to receiving the Northrop preferred and common stock, Unitrin and its subsidiaries received cash of $171.8 million, net of transaction costs. For the six and three months ended June 30, 2001, the Company recognized a pre-tax accounting gain of $562.1 million and an after-tax accounting gain of $362.4 million, or $5.37 per common share related to this transaction. Prior to Northrop's acquisition of Litton, Unitrin accounted for its investment in Litton under the equity method of accounting. As a result of the Northrop-Litton transaction, Unitrin's ownership percentage in the combined company fell below 20%, and accordingly, Unitrin does not apply the equity method of accounting to its investments in Northrop.

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

Note 5 - Securities Lending

Some of the Company's subsidiaries are parties to securities lending agreements whereby unrelated parties, primarily large brokerage firms, borrow securities from the subsidiaries' accounts. Borrowers of these securities must deposit cash collateral with the subsidiaries equal to 102% of the fair value of the securities loaned. The subsidiaries continue to receive the interest on loaned securities as beneficial owners, and accordingly, the loaned securities are included in Fixed Maturities. The amount of collateral received is invested in short-term securities and is included in these financial statements as Short-term Investments with a corresponding Liability for Funds Held for Securities on Loan included in Accrued Expenses and Other Liabilities. The fair value of collateral held was $78.0 million and $172.5 million at June 30, 2002 and December 31, 2001, respectively.

Note 6 - Notes Payable

The Company has a $440 million unsecured revolving credit agreement with a group of banks that expires on September 1, 2002, and provides for fixed and floating rate advances for periods of up to 180 days at various interest rates. The agreement contains various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for the Company's direct insurance subsidiaries. The proceeds from advances under the revolving credit agreement may be used for general corporate purposes, including repurchases of the Company's common stock.

At June 30, 2002 and December 31, 2001, the Company had outstanding borrowings under the revolving credit agreement of $216 million and $254 million, respectively, at weighted average interest rates of 2.09% and 2.44%, respectively. Interest expense under the revolving credit agreement was $3.0 million and $5.1 million for the six months ended June 30, 2002 and 2001, respectively. Interest expense under the revolving credit agreement was $1.4 million and $2.5 million for the three months ended June 30, 2002 and 2001, respectively.

On June 26, 2002, the Company commenced an initial public offering of its 5.75% senior notes due July 1, 2007 with an aggregate principal of $300.0 million (the "Senior Notes"). The Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at the Company's option at specified redemption prices. On July 1, 2002, the Company issued the Senior Notes in exchange for proceeds of $296.9 million, net of transaction costs, for an effective yield of 5.99%. Proceeds were used to repay borrowings under the revolving credit agreement.

Note 7 - Other Comprehensive Income (Loss)

Other Comprehensive Income (Loss) related to the Company's investments for the six and three months ended June 30, 2002 and 2001 was:

                                                                           Six Months Ended               Three Months Ended
                                                                       -------------------------       -------------------------
                                                                        June 30,      June 30,          June 30,      June 30,
 (Dollars in Millions)                                                    2002          2001              2002          2001
---------------------------------------------------------------------  -----------   -----------       -----------   -----------
 Increase (Decrease) in Unrealized Gains, Net of
   Reclassification Adjustment for Gains Included in Net Income           $ 210.7       $ (62.7)          $ 127.1       $ (64.6)
 Equity In Other Comprehensive Income (Loss) of Investees                    (0.8)          0.9              (0.2)          0.5
 Effect of Income Taxes                                                     (73.6)         21.9             (44.6)         22.7
                                                                       -----------   -----------       -----------   -----------
 Other Comprehensive Income (Loss)                                        $ 136.3       $ (39.9)          $  82.3       $ (41.4)
                                                                       ===========   ===========       ===========   ===========

The Company's Investments in Investees are accounted for under the equity method of accounting and, accordingly, changes in the fair value of the Company's Investments in Investees are excluded from the determination of Total Comprehensive Income and Other Comprehensive Income. Total Comprehensive Income for the six months ended June 30, 2002 and 2001 was $149.9 million and $333.0 million, respectively. Total Comprehensive Income for the three months ended June 30, 2002 and 2001 was $86.7 million and $314.9 million, respectively.

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

It is the Company's management practice to allocate certain corporate expenses to its operating units. As further discussed in Note 1 to the Condensed Consolidated Financial Statements, effective January 1, 2002, the Company is no longer required to amortize Goodwill, but rather test it at least annually for recoverability. Accordingly, the Company revised its management reporting in the first quarter of 2002 to exclude Goodwill amortization from its Operating Segments. The Company has reclassified Goodwill amortization for periods prior to the date of adoption of SFAS No. 142 to a separate line. The effects of the revision on Segment Operating Profit (Loss) for the six and three months ended June 30, 2001 were:

                                                          Six Months Ended                          Three Months Ended
                                                            June 30, 2001                              June 30, 2001
                                             -------------------------------------------  ---------------------------------------
                                                   As           Goodwill                       As         Goodwill
 (Dollars in Millions)                          Reported      Amortization     Revised      Reported     Amortization   Revised
-------------------------------------------- -------------- ---------------- -----------  ------------  -------------- ----------
 Segment Operating Profit (Loss):
      Multi Lines Insurance                    $     (23.7)   $         2.0   $   (21.7)   $    (25.8)   $       1.0    $   (24.8)
      Specialty Lines Insurance                      (12.3)             0.9       (11.4)         (8.4)           0.5         (7.9)
      Life and Health Insurance                       45.2              1.5        46.7          24.3            0.7         25.0
      Consumer Finance                                13.4                -        13.4           7.3              -          7.3
      Unitrin Direct                                 (10.4)               -       (10.4)         (6.3)             -         (6.3)
                                             -------------  ---------------  ----------   -----------   ------------ ------------
      Total Segment Operating Profit (Loss)    $      12.2    $         4.4   $    16.6    $     (8.9)   $       2.2    $    (6.7)
                                             =============  ===============  ==========   ===========   ============ ============

The Company considers the management of certain investments, including Northrop common and preferred stock, Baker Hughes common stock and UNOVA common stock, to be a corporate responsibility and excludes income from these investments from its Operating Segments.

Segment Revenues and Segment Operating Profit (Loss) for the six and three months ended June 30, 2002 and 2001 were:

                                                              Six Months Ended              Three Months Ended
                                                        -----------------------------   ---------------------------
                                                         June 30,        June 30,        June 30,       June 30,
 (Dollars in Millions)                                      2002            2001            2002          2001
-----------------------------------------------------   --------------  -------------   -------------  ------------
 Revenues:
 Multi Lines Insurance:
   Premiums                                               $     288.7     $    278.8      $    143.1     $   140.1
   Net Investment Income                                         17.5           21.6             8.7          10.5
                                                        -------------   ------------    ------------   -----------
   Total Multi Lines Insurance                                  306.2          300.4           151.8         150.6
                                                        -------------   ------------    ------------   -----------

 Specialty Lines Insurance:
   Premiums                                                     212.2          154.9           110.0          82.4
   Net Investment Income                                          7.4            6.9             3.7           3.6
                                                        -------------   ------------    ------------   -----------
   Total Specialty Lines Insurance                              219.6          161.8           113.7          86.0
                                                        -------------   ------------    ------------   -----------

 Life and Health Insurance:
   Premiums                                                     326.3          319.8           164.1         160.6
   Net Investment Income                                         83.3           91.1            41.0          45.2
                                                        -------------   ------------    ------------   -----------
   Total Life and Health Insurance                              409.6          410.9           205.1         205.8
                                                        -------------   ------------    ------------   -----------

 Consumer Finance                                                81.9           78.3            42.0          39.7
                                                        -------------   ------------    ------------   -----------

 Unitrin Direct:
   Premiums                                                      14.7            1.7             8.4           1.4
   Net Investment Income                                          0.2              -             0.1             -
                                                        -------------   ------------    ------------   -----------
   Total Unitrin Direct                                          14.9            1.7             8.5           1.4
                                                        -------------   ------------    ------------   -----------

                                                        -------------   ------------    ------------   -----------
 Total Segment Revenues                                       1,032.2          953.1           521.1         483.5
                                                        -------------   ------------    ------------   -----------

 Dividend Income from Corporate Investments                       9.9            3.9             6.5           3.5
 Net Gains (Losses) on Sales of Investments                      (1.3)         562.6            (1.6)        560.9
 Other                                                           (5.5)          (7.8)           (2.6)         (3.9)
                                                        -------------   ------------    ------------   -----------
 Total Revenues                                           $   1,035.3     $  1,511.8      $    523.4     $ 1,044.0
                                                        =============   ============    ============   ===========

 Segment Operating Profit (Loss):
   Multi Lines Insurance                                  $     (14.2)    $    (21.7)     $     (7.4)    $   (24.8)
   Specialty Lines Insurance                                     (2.1)         (11.4)           (2.8)         (7.9)
   Life and Health Insurance                                     41.4           46.7            18.2          25.0
   Consumer Finance                                              16.2           13.4             8.7           7.3
   Unitrin Direct                                               (17.2)         (10.4)           (9.5)         (6.3)
                                                        -------------   ------------    ------------   -----------
   Total Segment Operating Profit (Loss)                         24.1           16.6             7.2          (6.7)
                                                        -------------   ------------    ------------   -----------

 Dividend Income from Corporate Investments                       9.9            3.9             6.5           3.5
 Net Gains (Losses) on Sales of Investments                      (1.3)         562.6            (1.6)        560.9
 Goodwill Amortization                                              -           (4.4)              -          (2.2)
 Other Expense, Net                                              (8.8)         (12.4)           (4.7)         (7.1)
                                                        -------------   ------------    ------------   -----------

 Income Before Income Taxes and
   Equity in Net Income (Loss) of Investees               $      23.9     $    566.3      $      7.4     $   548.4
                                                        =============   ============    ============   ===========

Note 9 - Income Taxes

On September 27, 1999, Fireside Securities Corporation ("Fireside"), a subsidiary of Unitrin received Notices of Proposed Adjustment to its California Franchise tax returns from the State of California Franchise Tax Board (the FTB) in the amount of $7.5 million for 1992 and $8.3 million for 1993, excluding interest. The FTB asserted that Fireside and Unitrin and its insurance company subsidiaries are members of a single unitary group. The FTB assertion had the effect of taxing inter-company dividends paid by Unitrin's insurance subsidiaries to Unitrin, but excluding the apportionment factors of the insurance company subsidiaries in determining the income taxable in California. This assesment was vigorously contested and a formal protest was filed with the FTB by Fireside on November 23, 1999.

Due to recent case law developments, the FTB has informally withdrawn these assessments. The withdrawal of the assessments is based upon a change in the FTB's policy regarding the dividend received deduction for dividends paid by an 80 percent or more owned insurance company to a non-insurance holding company for tax years ending prior to December 1, 1997. Unitrin has not received an official notice of withdrawal from the FTB.

Based upon the FTB's new policy, for tax years ending on or after December 1, 1997 all dividends received from an 80 percent owned insurance subsidiary are taxable. Fireside's tax returns for 1997 and subsequent years have not been examined by the FTB, and the Company cannot presently predict whether the FTB will assess any additional tax for these years. These notifications or assessments did not have an impact on the results of operations for 2002 and 2001.

Note 10 - Related Party Transactions

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

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based upon the fair market value of the assets under management. At June 30, 2002, the Company's subsidiaries and the Company's pension plan had approximately $147.2 million and $64.6 million, respectively, in assets with FS&C for investment management. For investment services provided during the first six months of 2002, the Company's subsidiaries and the Company's pension plan paid $0.3 million in the aggregate to FS&C.

With respect to the Company's 401(k) Savings Plan, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund (the "Fund"). FS&C provides investment management services to the Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Fund's average daily net assets. The Company does not compensate FS&C for services rendered to the Fund. As of June 30, 2002, Company employees participating in the Company's 401(k) Savings Plan had allocated approximately $21.1 million for investment in the Fund, representing approximately 13% of the total amount invested in the Company's 401(k) Savings Plan.

The Company believes that the transactions described above have been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

Note 11 - Legal Proceedings and Other Regulatory Matters

In October 1999, the Florida Department of Insurance filed and served a subpoena upon the Company's subsidiary, United Insurance Company of America ("United"), in connection with that Department's investigation into the sale and servicing of industrial life insurance and small face amount life insurance policies in the State of Florida. Subsequently, on December 15, 1999, a purported nationwide class action lawsuit was filed against United in the United States District Court for the Middle District of Florida (Wilson, et al. v. United Insurance Company of America), on behalf of "all African-American persons who have (or have had at the time of the Policy's termination), an ownership interest in one or more Industrial Life Insurance Policies issued, serviced, administered or purchased from United...." Plaintiffs allege discrimination in premium rates in violation of 42 U.S.C. 1981 and 1982 in addition to various state law claims. Unspecified compensatory and punitive damages are sought together with equitable relief. The Company has determined that United and its other career agency life insurance subsidiaries have in force insurance policies in which race was used as an underwriting factor in pricing or benefits; however, to the best of the Company's knowledge, all such practices ceased 30 or more years ago with regard to newly-issued policies. At least twenty similar lawsuits have been filed in other jurisdictions against the Company and/or its career agency life insurance subsidiaries. The Judicial Panel on Multi-District Litigation ordered that substantially all of these lawsuits be consolidated for pretrial purposes in the United States District Court for the Eastern District of Louisiana. On May 2, 2002, the Company announced an agreement to resolve issues relating to the use of race as a factor in the underwriting and pricing of life insurance by United and its subsidiaries. The settlement agreement, which has received preliminary approval by an Alabama state court and is tentatively scheduled for a fairness hearing on August 27, 2002, will resolve all pending class action lawsuits on this issue, as well as other issues in the litigation unrelated to race-based underwriting. At the same time, the Company announced the completion of a regulatory agreement concerning these matters with the Illinois Department of Insurance on behalf of insurance regulators nationwide. In 2000, the Company recorded a liability for its estimated cost to ultimately settle these matters. The precise cost may vary from this charge based on a variety of factors and will not be known until a final accounting of settlement benefits is concluded, which could be a year or more in the future. However, the Company believes that such difference, if any, will not have a material adverse effect on the Company's financial position, but could have a material adverse effect on the Company's results for a given period.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through five operating segments: Multi Lines Insurance, Specialty Lines Insurance, Life and Health Insurance, Consumer Finance and Unitrin Direct. On June 28, 2002, Unitrin closed its previously announced acquisition of the personal lines property and casualty insurance business of the Kemper Insurance Companies. The acquisition did not have a material impact on Unitrin's results for the three months ended June 30, 2002. Unitrin intends to report the operating results from the acquisition as a separate operating segment beginning with the third quarter of 2002.

It is the Company's management practice to allocate certain corporate expenses to its operating units. As further discussed in Notes 1 and 8 to the Condensed Consolidated Financial Statements, in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, in the first quarter of 2002, the Company revised the management reporting of its segment results to exclude amortization of Goodwill from its Operating Segments. The Company has reclassified Goodwill amortization for periods prior to the date of adoption of SFAS No. 142 to a separate line. The Company considers the management of certain investments, including Northrop Grumman Corporation ("Northrop") common and preferred stock, Baker Hughes, Inc. common stock and UNOVA, Inc. ("UNOVA") common stock, to be a corporate responsibility and excludes income from these investments from its Operating Segments.

Multi Lines Insurance

                                                            Six Months Ended             Three Months Ended
                                                       ---------------------------   ---------------------------
                                                        June 30,       June 30,       June 30,       June 30,
 (Dollars in Millions)                                    2002           2001            2002          2001
---------------------------------------------------    ------------   ------------   -------------  ------------
 Premiums:
 Personal Lines:
   Personal Automobile                                   $    95.0      $    99.1      $     47.7     $    49.6
   Homeowners                                                 34.8           35.0            17.5          17.5
   Other                                                       5.3            5.3             2.7           2.7
                                                       -----------    -----------    ------------   -----------
   Total Personal Lines                                      135.1          139.4            67.9          69.8
                                                       -----------    -----------    ------------   -----------
 Commercial Lines:
   Commercial Property & Liability                            68.1           62.3            33.7          31.5
   Commercial Automobile                                      56.6           51.8            28.2          26.4
   Other                                                      28.9           25.3            13.3          12.4
                                                       -----------    -----------    ------------   -----------
   Total Commercial Lines                                    153.6          139.4            75.2          70.3
                                                       -----------    -----------    ------------   -----------
 Total Premiums                                              288.7          278.8           143.1         140.1
                                                       -----------    -----------    ------------   -----------
 Net Investment Income                                        17.5           21.6             8.7          10.5
                                                       -----------    -----------    ------------   -----------
 Total Revenues                                          $   306.2      $   300.4      $    151.8     $   150.6
                                                       ===========    ===========    ============   ===========

 Operating Profit (Loss)                                 $   (14.2)     $   (21.7)     $     (7.4)    $   (24.8)
                                                       ===========    ===========    ============   ===========

 GAAP Incurred Loss Ratio (excluding Storms)                  70.5%          70.6%           66.5%         71.3%
 GAAP Incurred Storm Loss Ratio                               10.1%          15.7%           14.1%         24.9%
 Total GAAP Incurred Loss Ratio                               80.6%          86.3%           80.6%         96.2%
 GAAP Combined Ratio                                         111.0%         115.6%          111.2%        125.2%

Premiums in the Multi Lines Insurance segment increased by $9.9 million and $3.0 million for the six and three months ended June 30, 2002, compared to the same periods in 2001, due primarily to higher premium rates in both personal lines and commercial lines, partially offset by lower volume. Net Investment Income decreased by $4.1 million and $1.8 million for the six and three months ended June 30, 2002, due primarily to lower yields on investments.

Operating results in the Multi Lines Insurance segment improved by $7.5 million and $17.4 million for the six and three months ended June 30, 2002, compared to the same periods in 2001, due primarily to lower storm losses and lower non-storm losses, partially offset by the lower net investment income. Storm losses were $29.3 million for the six months ended June 30, 2002, a decrease of $14.3 million compared to the same period in 2001. Storm losses were $20.2 million for the three months ended June 30, 2002, a decrease of $14.7 million compared to the same period in 2001.

The Company is continuing to implement certain premium rate increases in most product lines, subject to regulatory approvals where applicable. The Company is also continuing to review underwriting guidelines in certain markets and product lines and continues to implement certain underwriting changes as it writes and renews its business, including placing a moratorium on new business in certain markets where adequate rates cannot be obtained. The Company anticipates that Multi Lines Insurance segment results will continue to improve in 2002, but may not reach profitability until 2003.

Specialty Lines Insurance

                                                        Six Months Ended            Three Months Ended
                                                    -------------------------    -------------------------
                                                      June 30,     June 30,        June 30,     June 30,
 (Dollars in Millions)                                 2002          2001           2002          2001
-----------------------------------------------     ------------  -----------    ------------  -----------
 Premiums:
   Personal Automobile                                $   193.3    $   142.6        $   99.8    $    76.1
   Commercial Automobile                                   17.3         10.7             9.4          5.5
   Other                                                    1.6          1.6             0.8          0.8
                                                    -----------   ----------     -----------   ----------
 Total Premiums                                           212.2        154.9           110.0         82.4
                                                    -----------   ----------     -----------   ----------
 Net Investment Income                                      7.4          6.9             3.7          3.6
                                                    -----------   ----------     -----------   ----------
 Total Revenues                                       $   219.6    $   161.8        $  113.7    $    86.0
                                                    ===========   ==========     ===========   ==========

 Operating Profit (Loss)                              $    (2.1)   $   (11.4)       $   (2.8)   $    (7.9)
                                                    ===========   ==========     ===========   ==========

 GAAP Incurred Loss Ratio (excluding Storms)               81.4%        80.7%           83.5%        79.6%
 GAAP Incurred Storm Loss Ratio                             0.3%         5.1%            0.5%         9.7%
 Total GAAP Incurred Loss Ratio                            81.7%        85.8%           84.0%        89.3%
 GAAP Combined Ratio                                      104.4%       111.7%          106.0%       113.9%

Premiums in the Specialty Lines Insurance segment increased by $57.3 million and $27.6 million for the six and three months ended June 30, 2002, compared to the same periods in 2001, due to higher premium volume and higher premium rates. Net Investment Income in the Specialty Lines Insurance segment increased by $0.5 million and $0.1 million for the six and three months ended June 30, 2002, compared to the same periods last year, due to higher levels of investments, partially offset by lower yields on investments.

Operating results in the Specialty Lines Insurance segment improved by $9.3 million for the six months ended June 30, 2002, compared to the same period last year. Losses and expenses as a percent of premiums decreased, due in part to improved premium rate adequacy and the effects of certain underwriting actions and lower storm losses, partially offset by the effects of adverse loss reserve development. Loss reserve development, which reflects changes in estimates of prior year loss reserves in the current period, had an adverse effect of $13.0 million for the six months ended June 30, 2002, compared to an adverse impact of $5.3 million for the same period in 2001.

Operating results in the Specialty Lines Insurance segment improved by $5.1 million for the three months ended June 30, 2002, compared to the same period last year. Losses and expenses as a percent of premiums decreased, due in part to improved premium rate adequacy and the effects of certain underwriting actions and lower storm losses, partially offset by the effects of adverse loss reserve development. Loss reserve development had an adverse effect of $6.3 million for the three months ended June 30, 2002, compared to an adverse impact of $1.4 million for the same period in 2001.

The Company is continuing to implement certain premium rate increases in most states and product lines, subject to regulatory approvals where applicable. The Company is also continuing to review underwriting guidelines in certain markets and product lines and continues to implement certain underwriting changes as it writes and renews its business.

Life and Health Insurance

                                               Six Months Ended                Three Months Ended
                                          ---------------------------      -------------------------
                                           June 30,        June 30,         June 30,      June 30,
 (Dollars in Millions)                        2002           2001             2002          2001
----------------------------------------  ------------    ----------       ----------    -----------
 Premiums:
   Life                                     $    203.4     $   201.0        $   102.0       $  100.4
   Accident and Health                            77.3          75.5             38.8           38.2
   Property                                       45.6          43.3             23.3           22.0
                                          ------------    ----------       -----------   -----------
 Total Premiums                                  326.3         319.8            164.1          160.6
 Net Investment Income                            83.3          91.1             41.0           45.2
                                          ------------    ----------       -----------   -----------
 Total Revenues                             $    409.6     $   410.9        $   205.1       $  205.8
                                          ============    ==========       ===========   ===========

 Operating Profit                           $     41.4     $    46.7        $    18.2       $   25.0
                                          ============    ==========       ===========   ===========

Premiums in the Life and Health Insurance segment increased by $6.5 million and $3.5 million for the six and three months ended June 30, 2002, compared to the same periods in 2001, due primarily to higher accident and health insurance premium rates, higher volume of life insurance and higher volume of property insurance sold by the Life and Health Insurance segment's career agents, partially offset by lower volume of accident and health insurance. Net Investment Income decreased by $7.8 million and $4.2 million for the six and three months ended June 30, 2002, compared to the same periods last year, due primarily to lower yields on investments.

Operating Profit for the Life and Health Insurance segment decreased by $5.3 million for the six months ended June 30, 2002, compared to the same period in 2001, due to the lower net investment income and higher accident and health insurance losses as a percent of premium, partially offset by lower expenses for life insurance and improved results from property insurance sold by the Life and Health Insurance segment's career agents. Operating Profit for the Life and Health Insurance segment decreased by $6.8 million for the three months ended June 30, 2002, compared to the same period in 2001, due primarily to the lower net investment income and higher Life and Accident and Health insurance losses as a percent of premium, partially offset by lower expenses for life insurance.

Consumer Finance

                                                                             Six Months Ended             Three Months Ended
                                                                        --------------------------    ---------------------------
                                                                         June 30,       June 30,        June 30,       June 30,
 (Dollars in Millions)                                                     2002           2001           2002            2001
----------------------------------------------------------------------- -----------    -----------    ------------    -----------
 Interest, Loan Fees and Earned Discount                                   $  76.0        $  71.8         $  39.1        $  36.6
 Net Investment Income                                                         3.6            4.6             1.8            2.1
 Other                                                                         2.3            1.9             1.1            1.0
                                                                        -----------    -----------    ------------    -----------
 Total Revenues                                                               81.9           78.3            42.0           39.7
                                                                        -----------    -----------    ------------    -----------
 Provision for Loan Losses                                                    19.5           15.3             9.8            7.7
 Interest Expense on Investment Certificates and Savings Accounts             18.1           22.6             9.0           11.2
 General and Administrative Expenses                                          28.1           27.0            14.5           13.5
                                                                        -----------    -----------    ------------    -----------
 Operating Profit                                                          $  16.2        $  13.4         $   8.7        $   7.3
                                                                        ===========    ===========    ============    ===========

 Consumer Finance Loan Originations                                        $ 279.0        $ 255.7         $ 140.9        $ 128.1
 Percentage of Consumer Finance Receivables
   Greater than Ninety Days Past Due                                           0.4  %         0.4  %          0.4  %         0.4  %
 Ratio of Reserve for Loan Losses
   to Gross Consumer Finance Receivables                                       5.2            5.1             5.2            5.1
 Weighted-Average Interest Yield on
   Investment Certificates and Savings Accounts                                4.5  %         5.9  %          4.5  %         5.9  %


Interest, Loan Fees and Earned Discount in the Consumer Finance segment increased by $4.2 million and $2.5 million for the six and three months ended June 30, 2002, compared to the same periods in 2001, due primarily to a higher level of loans outstanding. Net Investment Income in the Consumer Finance segment decreased by $1.0 million and $0.3 million for the six and three months ended June 30, 2002, compared to the same periods in 2001, due primarily to lower yields on investments.

Operating Profit in the Consumer Finance segment increased by $2.8 million and $1.4 million for the six and three months ended June 30, 2002, compared to the same periods in 2001. Provision for Loan Losses increased by $4.2 million and $2.1 million for the six and three months ended June 30, 2002, compared to the same periods in 2001. Interest Expense on Investment Certificates and Savings Accounts decreased by $4.5 million and $2.2 million for the six and three months ended June 30, 2002, compared to the same periods in 2001, due primarily to lower interest rates on Investment Certificates and Savings Accounts. General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discount, decreased from 37.6% for the six months ended June 30, 2001, to 37.0% for the six months ended June 30, 2002, due primarily to the higher levels of loans outstanding.

Unitrin Direct

On January 3, 2000, the Company established Unitrin Direct, a direct marketing automobile insurance unit, to market personal automobile insurance through direct mail and television advertising and the Internet. The business unit primarily utilizes the Company's wholly-owned subsidiary, Unitrin Direct Insurance Company, but may also utilize the licenses of other Unitrin subsidiaries as needed in states in which it is not currently licensed. Unitrin Direct is managed and reported as a separate business segment. In January 2001, Unitrin Direct began actively marketing personal automobile insurance. It first entered the state of Pennsylvania in January 2001, then entered Florida in May 2001, Michigan in September 2001 and California in November 2001. In April 2002, Unitrin Direct entered New York, but has since suspended sales activity in the state pending adjustments to insurance premium rates. In June 2002, Unitrin Direct entered the state of Arizona. No additional states are planned for introduction in 2002.

Premiums written for the six and three months ended June 30, 2002 were $22.1 million and $12.8 million, respectively, compared to $8.1 million and $6.0 million for the same periods in 2001. Premiums earned for the six and three months ended June 30, 2002 were $14.7 million and $8.4 million, respectively, compared to $1.7 million and $1.4 million for the same periods in 2001. For the six and three months ended June 30, 2002, Unitrin Direct recorded Operating Losses of $17.2 million and $9.5 million, respecitvely, compared to Operating Losses of $10.4 million and $6.3 million for the same periods in 2001, due primarily to up-front marketing expenses and uneconomic scale. Results for the six and three months ended June 30, 2002 also included $1.3 million for certain severance costs. The Company is continuing to review Unitrin Direct's business model and is implementing certain efficiency initiatives.

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

Equity in Net Income (Loss) of Investees

Equity in Net Income (Loss) of Investees for each of the Company's investee or former investee companies for the six and three months ended June 30, 2002 and 2001 was:

                                               Six Months Ended         Three Months Ended
                                            ----------------------    ----------------------
                                            June 30,      June 30,    June 30,      June 30,
(Dollars in Millions)                         2002          2001        2002          2001
-----------------------------------------   --------      --------    --------      --------
 UNOVA, Inc.                                $   (5.1)     $   (7.3)   $   (2.4)     $   (0.8)
 Litton Industries, Inc.                           -           8.8           -             -
 Curtiss-Wright Corporation                        -           5.6           -           2.7
                                            --------      --------    --------      --------
 Equity in Net Income (Loss) of Investees   $   (5.1)     $    7.1    $   (2.4)     $    1.9
                                            ========      ========    ========      ========

During 2000, the fair value of Unitrin's investment in UNOVA declined below Unitrin's carrying value of its investment in UNOVA and Unitrin determined that the decline in the fair value of its investment in UNOVA was other than temporary under applicable accounting standards. Accordingly, Unitrin reduced the carrying value of its investment in UNOVA to its then current estimated realizable value. The loss was allocated to Unitrin's proportionate share of UNOVA's non-current assets. Accordingly, Unitrin's reported equity in the net loss of UNOVA differs from Unitrin's proportionate share of UNOVA's reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets.

On July 12, 2001, three of Unitrin's subsidiaries entered into a financing agreement whereby the subsidiaries and other unrelated parties became participants in a $75 million three-year term loan agreement with UNOVA. Under the agreement, the subsidiaries provided $31.5 million in funding to UNOVA. The outstanding principal balance owed to Unitrin's subsidiaries was $17.3 million and $30.7 million at June 30, 2002 and December 31, 2001, respectively, and is reflected in Investments in Fixed Maturities in these financial statements.

During 2001, two of Unitrin's subsidiaries purchased a portion of UNOVA's outstanding publicly traded Notes maturing in March 2005 with a total par value of $5.0 million.

In April 2001, Northrop completed its acquisition of Litton Industries, Inc. ("Litton"). Prior to the Northrop-Litton transaction, Unitrin and its subsidiaries owned approximately 12.7 million shares or 28% of Litton's outstanding common stock. Unitrin and its subsidiaries tendered all of their shares of Litton common stock to Northrop. In exchange for its holdings of Litton common stock, Unitrin and its subsidiaries received approximately 1.8 million shares of Northrop Series B convertible preferred stock and approximately 7.7 million shares of Northrop common stock in a tax-free exchange. In addition to receiving the Northrop preferred and common stock, Unitrin and its subsidiaries received cash of $171.8 million, net of transaction costs. For the six and three months ended June 30, 2001, the Company recognized a pre-tax accounting gain of $562.1 million and an after-tax accounting gain of $362.4 million, or $5.37 per common share related to this transaction. Prior to Northrop's acquisition of Litton, Unitrin accounted for its investment in Litton under the equity method of accounting. As a result of the Northrop-Litton transaction, Unitrin's ownership percentage in the combined company fell below 20%, and accordingly, Unitrin does not apply the equity method of accounting to its investments in Northrop.

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

Corporate Investments

The Company considers the management of certain investments, including Northrop common and preferred stock and Baker Hughes common stock, to be a corporate responsibility and excludes income from these investments from its Operating Segments. Dividend income from these Corporate Investments was:

                                                     Six Months Ended         Three Months Ended
                                                  ----------------------    -----------------------
                                                  June 30,      June 30,    June 30,       June 30,
(Dollars in Millions)                               2002          2001        2002           2001
----------------------------------------------    --------      --------    --------       --------
  Northrop common stock                           $    6.1      $    3.0    $    3.0       $    3.0
  Northrop preferred stock                             3.1             -         3.1              -
  Baker Hughes common stock                            0.7           0.9         0.4            0.5
                                                  --------      --------    --------       --------
Total Dividend Income on Corporate Investments    $    9.9      $    3.9    $    6.5       $    3.5
                                                  ========      ========    ========       ========

The Company received its shares of Northrop common and preferred stock as a result of the acquisition of the Company's former investee, Litton, by Northrop. See Note 4 to the Condensed Consolidated Financial Statements. The acquisition occurred in the second quarter of 2001 and, accordingly, the Company had no dividends from Northrop common or preferred stock during the first quarter of 2001. In the first quarter of 2002 and the second quarter of 2001, the Company did not record dividend income on its investment in Northrop preferred stock due to the timing of the ex-dividend date. The Company sold a portion of its Baker Hughes common stock holdings in 2001 and the first three months of 2002. Accordingly, dividend income from Baker Hughes common stock has decreased for the six and three months ended June 30, 2002, compared to the same periods last year. The Company cannot anticipate when or if similar investment sales may occur in the future.

Subsequent to June 30, 2002, the fair value of Unitrin's investments in Northrop preferred and common stocks has decreased by $184.7 million. While experiencing a recent decline, Unitrin's investments in Northrop preferred and common stocks have appreciated $191.8 million since April 2001 when they were acquired in connection with Northrop's acquisition of Litton.

Net Gains (Losses) on Sales of Investments

Net Gains (Losses) on Sales of Investments were losses of $1.3 million and $1.6 million for the six and three months ended June 30, 2002, respectively, compared to gains of $562.6 million and $560.9 million for the six and three months ended June 30, 2001, respectively. Net Gains (Losses) on Sales of Investments for the six and three months ended June 30, 2002 includes a pre-tax gain of $2.4 million due to the sale of certain investment real estate. Net Gains (Losses) on Sales of Investments for the six months ended June 30, 2002 includes pre-tax gains of $1.5 million resulting from sales of a portion of the Company's investment in Baker Hughes common stock. Net Gains (Losses) on Sales of Investments for the six and three months ended June 30, 2001 includes a pre-tax gain of $562.1 million resulting from the acquisition of Litton by Northrop - See discussion above under the heading "Equity in Net Income (Loss) of Investees". Net Gains (Losses) on Sales of Investments for the six months ended June 30, 2001 includes pre-tax gains of $1.4 million resulting from sales of a portion of the Company's investment in Baker Hughes common stock. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the duration and extent to which the fair value has been less than cost; and 3) the financial condition and prospects of the issuer. Net Gains (Losses) on Sales of Investments for the six and three months ended June 30, 2002 includes losses of $5.9 million and $3.9 million, respectively, resulting from other than temporary declines in the fair value of investments. The Company wrote-down its investments in WorldCom by $3.9 million in the second quarter of 2002. Net Gains (Losses) on Sales of Investments for the six and three months ended June 30, 2001 includes losses of $0.9 million resulting from other than temporary declines in fair value of investments. The Company cannot anticipate when or if similar investment losses may occur in the future.

The Company's investment strategy is based on current market conditions and other factors that it reviews from time to time. The Company's consolidated investment portfolio is concentrated in United States Government obligations, investment-grade fixed maturities, Northrop common and preferred stock, Baker Hughes common stock and UNOVA common stock and fixed maturity investments.

Other Items

Other Expense, Net decreased by $3.6 million and $2.4 million for the six and three months ended June 30, 2002, compared to the same periods in 2001. Other Expense, Net includes interest expense under the Company's revolving credit agreement of $3.0 million and $1.4 million for the six and three months ended June 30, 2002, compared to $5.1 million and $2.5 million, respectively, for the same periods in 2001.

The Company's effective tax rate was 22% for the six months ended June 30, 2002, compared to 35% for the same period in 2001. The Company's effective tax rate decreased due primarily to a higher concentration of investments in states, municipalities and political subdivisions, dividends received on Northrop common and preferred stock and the effect of no longer amortizing Goodwill pursuant to the provisions of SFAS No. 142 (See Note 1 to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

At June 30, 2002, the Company had approximately 3.9 million shares remaining under the existing common stock repurchase authorization. During the first six months of 2002, the Company repurchased 15,000 shares of its common stock at an aggregate cost of $0.5 million in open market transactions.

The Company has a $440.0 million unsecured revolving credit agreement with a group of banks, which expires on September 1, 2002. Proceeds from advances under the agreement may be used for general corporate purposes, including repurchases of the Company's common stock. The weighted-average interest rate on the $216.0 million in advances outstanding under the agreement on June 30, 2002 was 2.09%. At June 30, 2002, the unused commitment under the Company's revolving credit facility was $224.0 million. The Company anticipates that it will replace the agreement with a new facility prior to September 2002.

On June 26, 2002, the Company commenced an initial public offering of its 5.75% senior notes due July 1, 2007 with an aggregate principal of $300.0 million (the "Senior Notes"). The Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at the Company's option at specified redemption prices. On July 1, 2002, the Company issued the Senior Notes in exchange for proceeds of $296.9 million, net of transaction costs, for an effective yield of 5.99%. Proceeds were used to repay borrowings under the revolving credit agreement.

During the first six months of 2002, three of Unitrin's subsidiaries (United Insurance Company of America, Trinity Universal Insurance Company ("Trinity") and Fireside Securities Corporation) paid $357.0 million, $84.0 million and $9.0 million, respectively, in dividends to Unitrin. In addition, for the remainder of 2002, the Company's subsidiaries would be able to pay approximately $291 million in dividends to the Company without prior regulatory approval.

The Company has no significant commitments for capital expenditures. In the second quarter of 2002, the Company's subsidiaries invested $7.0 million in an investment fund and have an outstanding commitment to invest an additional $28.0 million in such fund. The Company's subsidiaries maintain levels of cash and liquid assets sufficient to meet ongoing obligations to policyholders and claimants, as well as ordinary operating expenses. The Company's reserves are set at levels expected to meet contractual liabilities. The Company maintains adequate levels of liquidity and surplus capacity to manage the risks inherent with any differences between the duration of its liabilities and invested assets. As further discussed in Note 5 to the Condensed Consolidated Financial Statements, some of Unitrin's subsidiaries hold collateral totaling $78.0 million from unrelated parties pursuant to securities lending agreements whereby unrelated parties borrow securities from the subsidiaries' accounts. The subsidiaries are required to return such collateral upon return of the loaned security. Accordingly, the amount of such collateral would not be available to meet ongoing obligations to policyholders and claimants, as well as ordinary operating expenses. Unitrin and its subsidiaries have not formed special purpose entities or similar structured financing vehicles to access capital and/or manage risk. At June 30, 2002, the Company's subsidiaries had capacity to write additional premiums relative to statutory capital and surplus requirements.

Acquisition of Business

On June 28, 2002, the Company closed its acquisition of the personal lines property and casualty insurance business of the Kemper Insurance Companies ("Kemper") in a cash transaction. The Individual and Family Group business unit acquired from Kemper ("IFG") specializes in the sale of personal automobile and homeowners' insurance through independent agents. The acquisition includes the purchase of the assets of IFG, but all pre-acquisition liabilities of IFG, including policy reserves and unearned premium reserves, are excluded and remain with Kemper. In connection with the acquisition, the Company also acquired the stock of Kemper's direct distribution personal lines subsidiaries ("Kemper Direct"), which sell personal automobile insurance to consumers over the Internet. Pursuant to the provisions of the stock acquisition agreement between the Company and Kemper, the Company is indemnified for 90% of any adverse loss reserve development for policy losses incurred by Kemper Direct prior to the acquisition date while Kemper is entitled to 90% of any favorable loss reserve development on such policy losses.

The purchase price is approximately $42.0 million, subject to certain post closing adjustments (the "Determinable Purchase Price Component"), plus 1% of premiums written over a three-year period beginning January 1, 2003 (the "Variable Purchase Price Component"). Due to the variable nature of the Variable Purchase Price Component, the Company cannot reasonably determine the contingent consideration that will be paid. Accordingly, pursuant to the provisions of SFAS No. 141, the Variable Purchase Price Component has not been recorded in these financial statements, but will be reflected as a cost of the acquisition when such determination can be reasonably made.

As further consideration, Kemper will be eligible for performance bonuses if the business meets certain loss ratio criteria over the same three years. Such performance bonuses will be expensed as incurred and will be calculated, treating each year in the three year period beginning January 1, 2003 as a discrete period. Kemper will be paid a bonus equal to 0.75% of earned premium for the year under consideration if the loss and loss adjustment expense ratio does not exceed 74%. For each one percentage point decrease from 74%, Kemper will be paid an additional bonus equal to 0.75% of earned premium, up to a total maximum bonus equal to 5.25% of earned premium. No bonus will be paid if the loss and loss adjustment expense ratio exceeds 74%. The Company expects that the profitability of the acquisition will be limited for the next few years due to the Company's obligation to pay bonuses based on performance of the business.

Kemper retained all liabilities for policies issued by IFG prior to the closing, while Trinity, a subsidiary of Unitrin, will be entitled to premiums written for substantially all policies issued or renewed by IFG after the closing and is liable for losses and expenses incurred thereon. For Policies issued by Kemper Direct prior to the acquisition date, the Company is liable for policy losses incurred thereon, subject to the loss indemnification described above, and is liable for unearned premiums as of the acquisition date. IFG's and Kemper Direct's personal lines net written premiums were approximately $700 million in 2001. In addition, Trinity will administer on behalf of Kemper all policies issued prior to the closing and certain policies issued or renewed after the closing, but excluded from the acquisition.

Accounting Changes

In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangible assets will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On January 1, 2002, the Company adopted SFAS No. 142. During the first quarter of 2002, the Company tested Goodwill on the date of adoption for impairment and determined that Goodwill was recoverable under the provisions of SFAS No. 142. (See Note 1 to the Condensed Consolidated Financial Statements).

In connection with the adoption of SFAS No. 142, in the first quarter of 2002, the Company revised the management reporting of its segment results to exclude amortization of Goodwill from its previously reported Operating Segments (See Notes 1 and 8 to the Condensed Consolidated Financial Statements).

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects that the initial application of SFAS No. 143 will not have an impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 is intended to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. On January 1, 2002, the Company adopted SFAS No. 144. The initial application of SFAS No. 144 did not have an impact on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), the Company is required to provide the following disclosures about Market Risk.

Quantitative Information About Market Risk

The Company's condensed consolidated balance sheets include four types of financial instruments subject to material risk disclosures required by the SEC:
(1) Investments in Fixed Maturities, (2) Investments in Equity Securities, (3) Consumer Finance Receivables and (4) Investment Certificates and Savings Accounts. Investments in Fixed Maturities, Consumer Finance Receivables and Investment Certificates and Savings Accounts are subject to material interest rate risk. The Company's Investments in Equity Securities includes common and preferred stocks, which are subject to material equity price risk and interest rate risk, respectively.

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

The Company measures its sensitivity to market risk by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates and equity prices. The evaluation is made using instantaneous changes in interest rates and equity prices on a static balance sheet to determine the effect such changes would have on the Company's market value at risk and the resulting pre-tax effect on Shareholders' Equity. The changes chosen reflect the Company's view of adverse changes that are reasonably possible over a one-year period. The selection of the changes chosen should not be construed as the Company's prediction of future market events, but rather an illustration of the impact of such events.

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates for Investments in Fixed Maturities, Preferred Stock Equity Securities and Consumer Finance Receivables from their levels at June 30, 2002 and December 31, 2001, respectively, and an adverse and instantaneous decrease of 100 basis points in market interest rates for Investment Certificates and Savings Accounts from their levels at June 30, 2002 and December 31, 2001, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor's Stock Index (the "S&P 500") from its levels at June 30, 2002 and December 31, 2001, with all other variables held constant. The Company's Investment in Common Stock Equity Securities were correlated with the S&P 500 using the portfolio's weighted-average beta of 0.52 and 0.55 at June 30, 2002 and December 31, 2001, respectively. The portfolio's weighted-average beta was calculated using each security's beta for the five-year periods ended June 30, 2002 and December 31, 2001, respectively, and weighted on the fair value of such securities at June 30, 2002 and December 31, 2001, respectively. Beta measures a stock's relative volatility in relation to the rest of the stock market with the S&P 500 having a beta coefficient of 1.00.

Subsequent to June 30, 2002, the fair value of Unitrin's investments in Northrop preferred and common stocks has decreased by $184.7 million. While experiencing a recent decline, Unitrin's investments in Northrop preferred and common stocks have appreciated by $191.8 million since April 2001 when they were acquired in connection with Northrop's acquisition of Litton.

The estimated adverse effects on the market value of the Company's financial instruments using these assumptions were:

                                                                ------------------------------------------
                                                                      Pro Forma Increase (Decrease)
----------------------------------------------------------------------------------------------------------
                                                                Interest        Equity        Total Market
 (Dollars in Millions)                            Fair Value    Rate Risk      Price Risk         Risk
----------------------------------------------------------------------------------------------------------
 June 30, 2002
---------------------------------------------
 Assets
 Investments in Fixed Maturities                  $  2,590.1    $ (110.6)       $     -        $ (110.6)
 Investments in Equity Securities                    1,638.4        (4.4)         (79.8)          (84.2)
 Consumer Finance Receivables                          763.9        (9.6)             -            (9.6)

 Liabilities
 Investment Certificates and Savings Accounts     $    780.6    $   10.1        $     -          $ 10.1

 December 31, 2001
---------------------------------------------
 Assets
 Investments in Fixed Maturities                  $  2,926.4    $ (118.8)       $     -        $ (118.8)
 Investments in Equity Securities                    1,387.4        (3.8)         (71.7)          (75.5)
 Consumer Finance Receivables                          720.1        (9.1)             -            (9.1)

 Liabilities
 Investment Certificates and Savings Accounts     $    753.7    $    8.6        $     -        $    8.6

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

At June 30, 2002 and December 31, 2001, $1,215.5 million and $992.8 million of the Company's Investments in Equity Securities, which exclude the Company's Investments in Investees, was concentrated in the common and preferred stock of Northrop. Northrop stated in its 2001 Annual Report on Form 10-K that it "provides technologically advanced innovative products, services and solutions in defense and commercial electronics, information technology, systems integration and nuclear and non-nuclear shipbuilding and systems." Additionally, Northrop stated that it "is subject to the usual vagaries of the marketplace, it is also affected by the unique characteristics of the defense industry and by certain elements peculiar to its own business mix." At June 30, 2002 and December 31, 2001, respectively, the Company's Investments in Equity Securities included $100.3 million and $112.8 million of Baker Hughes common stock. Baker Hughes stated in its 2001 Annual Report on Form 10-K that it "is engaged in the oil field and process industry," and in addition, it "manufactures and sells other products and provides services to industries that are not related to the oilfield or continuous process industries." Accordingly, the Company's Investments in Equity Securities is sensitive to the nature of Northrop and Baker Hughes' industry segments.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 11 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Unitrin, Inc. was held on May 1, 2002 for the purpose of electing ten directors and to consider and act upon a proposal to approve the Unitrin, Inc. 2002 Stock Option Plan (the "Plan").

The final tabulation for each of the ten nominees for director is as follows:

                                        Votes            Votes
             Nominee                     For            Withheld
-----------------------------        ------------     ------------
James E. Annable                      60,356,461         622,025
Eric J. Draut                         57,866,599       3,111,887
Douglas G. Geoga                      60,339,052         639,434
Reuben L. Hedlund                     60,333,073         645,413
Jerrold V. Jerome                     55,431,365       5,547,121
William E. Johnston, Jr.              60,341,751         636,735
Fayez S. Sarofim                      60,316,567         661,919
Donald G. Southwell                   57,831,186       3,147,300
Richard C. Vie                        57,824,243       3,154,243
Ann E. Ziegler                        60,356,024         622,462

Shareholders approved the Plan by the following votes: 47,841,106 votes for approval, 4,243,264 votes against, 419,644 votes abstained and 8,474,472 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     2.1 Asset Purchase Agreement, dated as of April 19, 2002, by and among Trinity Universal Insurance Company, Unitrin Services Company and Lumbermens Mutual Casualty Company and certain of its subsidiaries and affiliates (Incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

     2.2 Stock Purchase Agreement, dated as of April 19, 2002, by and between Lumbermens Mutual Casualty Company and Unitrin, Inc. (Incorporated herein by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
             2002).

     3.1 Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

     3.2 Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

     4.1 Rights Agreement, dated as of August 3, 1994, as amended October 12, 2000, between Unitrin, Inc. and First Union National Bank as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Unitrin, Inc.; as Exhibit B thereto, the Form of Right Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series A Preferred Stock (Incorporated herein by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

      4.2 Form of Senior Indenture (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

      4.3 Form of Subordinated Indenture (Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

      4.4 Form of Senior Note with respect to the Company's 5.75% Senior Notes due July 1, 2007 (Incorporated herein by reference to Exhibit A attached to Exhibit 4.2 to the Company's Current Report on Form 8-K filed July 1, 2002.)

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

      10.3 Unitrin, Inc. 2002 Stock Option Plan (Incorporated herein by reference to Exhibit A of the Company's Proxy Statement, dated March 25, 2002, in connection with Company's annual meeting of shareholders.)

      10.4 Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan as amended and restated (Incorporated herein by reference to Exhibit
             10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

      10.5 Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994), as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

      10.6 Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001), with the following executive officers:

                 Richard C. Vie (Chairman of the Board and Chief Executive Officer)
                 Donald G. Southwell (President and Chief Operating Officer) David F. Bengston (Vice President)
                 Eric J. Draut (Executive Vice President and Chief Financial Officer)
                 Edward J. Konar (Vice President)
                 Scott Renwick (Senior Vice President, General Counsel and Secretary)
                 Richard Roeske (Vice President and Chief Accounting Officer)

             (Note: Each of the foregoing agreements is identical except that the severance compensation multiple is 3.0 for Mr. Vie and 2.0 for the other executive officers.)

      10.7   Unitrin, Inc. Severance Plan (Incorporated herein by reference to
             Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

      10.8 1998 Bonus Plan for Senior Executives (Incorporated herein by reference to Exhibit A of the Company's Proxy Statement, dated April 9, 1998, in connection with Company's annual meeting of shareholders.)

      10.9 Unitrin, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

      10.10 Amended and Restated Credit Agreement, dated September 17, 1997, among Unitrin, Inc., the Lenders party thereto, and NationsBank of Texas, N.A. (Incorporated herein by reference to Exhibit 10.7 to Unitrin's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. Pursuant to the terms of such agreement, Unitrin's borrowing capacity thereunder was increased to $440 million, effective March 28, 2000.)

      10.11 Registration Rights Agreement, dated as of January 23, 2001, by and among, Northrop Grumman Corporation, NNG, Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation, and Unitrin, Inc. (Incorporated by reference to Exhibit 2.1 to Unitrin's Schedule 13D with respect to Northrop Grumman Corporation dated April 13, 2001.)

(b) Reports on Form 8-K.

      On May 1, 2002, the Company filed a report on Form 8-K related to information presented at the Company's annual meeting of its shareholders.

      On May 7, 2002, the Company filed a report on Form 8-K related to a press release issued by the Company on May 2, 2002 announcing an agreement to settle certain class action litigation as more fully described in Note 11 to the Company's condensed consolidated financial statements included in
      Item 1 to Part 1 of this Form 10-Q.

      On June 26, 2002, the Company filed a report on Form 8-K in order to furnish a copy of the Form T-1, which superceded the Form T-1 filed as
      Exhibit 25.1 to the Company's Registration Statement on S-3, as amended (File No. 333-87866) on June 24, 2002, regarding the qualification of BNY Midwest Trust Company to act as Trustee. Such Form T-1 was prepared by BNY Midwest Trust Company and filed as Exhibit 25.1 to such Form 8-K. In connection with Rule 5b-3 under the Trust Indenture Act of 1939, BNY Midwest Trust Company is acting as Trustee under the Senior Indenture between Unitrin, Inc. and BNY Midwest Trust Company, a form of which was filed as Exhibit 4.1 to the Company's Registration Statement on S-3, as amended (File No. 333-87866).

      On July 1, 2002, the Company filed a report on Form 8-K in order to furnish copies of an underwriting agreement (attached thereto as Exhibit 1.1) and a pricing agreement relating to $300 million aggregate principal amount of 5.75% senior notes due July 1, 2007 (the "Senior Notes") (attached thereto as Exhibit 1.2), each among Unitrin, Inc., and a group of underwriters consisting of Goldman, Sachs & Co., Banc One Capital Markets, Inc., Wachovia Securities, Inc., BNY Capital Markets, Inc., Tokyo-Mitsubishi International plc and Wells Fargo Brokerage Services, LLC, (the "Underwriters") pursuant to which the Underwriters agreed to purchase the Senior Notes from the Company.

      The Senior Notes were sold pursuant to the shelf registration statement filed by the Company. with the Securities and Exchange Commission on May 9, 2002, as amended June 24, 2002, and a prospectus supplement dated June 26, 2002 and accompanying prospectus dated June 26, 2002.

      The terms of the Senior Notes are set forth in an indenture dated as of June 26, 2002 (attached to such Form 8-K as Exhibit 4.1), as supplemented by an Officers' Certificate dated as of July 1, 2002, including the form of Senior Note attached thereto as Exhibit A (attached to such Form 8-K as Exhibit 4.2).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Unitrin, Inc.


Date: July 24, 2002                /s/ Richard C. Vie
                                   ---------------------------------------------
                                   Richard C. Vie
                                   Chairman of the Board
                                   and Chief Executive Officer

Date: July 24, 2002                /s/ Eric J. Draut
                                   ---------------------------------------------
                                   Eric J. Draut
                                   Executive Vice President and
                                   Chief Financial Officer


Date: July 24, 2002                /s/ Richard Roeske
                                   ---------------------------------------------
                                   Richard Roeske
                                   Vice President and Chief Accounting Officer
                                   (Principal Accounting Officer)