Form 10-Q
period 2002-09-30
UNITRIN INC
filed 2002-11-07
CIK 860748

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ X ]              Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended               September 30, 2002
                             ---------------------------------------------------

                                       OR

[ ]              Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Transition Period from                        to
                                -------------------         ------------------

Commission file number                       0-18298
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

        Yes         X        No
                ----------          ----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        Yes         X        No
                ----------          ----------

67,677,478 shares of common stock, $0.10 par value, were outstanding as of September 30, 2002.

                                 UNITRIN, INC.



                                      INDEX

                                                                                                        Page
                                                                                                        -----
PART I.        Financial Information.

Item 1.        Financial Statements

               Condensed Consolidated Statements of Income for the Nine and Three Months Ended
               September 30, 2002 and 2001 (Unaudited).                                                   1

               Condensed Consolidated Balance Sheets as of September 30, 2002 (Unaudited) and
               December 31, 2001.                                                                         2

               Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September
               30, 2002 and 2001 (Unaudited).                                                             3

               Notes to the Condensed Consolidated Financial Statements (Unaudited).                    4-17

Item 2.        Management's Discussion and Analysis of Results of Operations and Financial
               Condition.                                                                               18-29

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.                              29-31

Item 4.        Controls and Procedures.                                                                  32

PART II.       Other Information.

Item 1.        Legal Proceedings.                                                                        33

Item 6.        Exhibits and Reports on Form 8-K.                                                        33-35

Signatures                                                                                               36

Certifications                                                                                          37-38



                         UNITRIN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in millions, except per share amounts)
                                  (Unaudited)

                                                       Nine Months Ended        Three Months Ended
                                                    -----------------------    --------------------
                                                     Sept. 30,   Sept. 30,     Sept. 30,  Sept. 30,
                                                       2002        2001          2002      2001
                                                    ----------   ---------     ---------  ---------
Revenues:
Premiums                                            $1,325.5     $1,155.5      $486.6     $403.7
Consumer Finance Revenues                              126.0        119.0        44.1       40.7
Net Investment Income                                  165.9        175.4        53.9       60.9
Other Income                                            25.0          6.7        21.2        2.1
Net Gains (Losses) on Sales of Investments             (13.8)       563.8       (12.5)       1.2
                                                    --------     --------      ------     ------
Total Revenues                                       1,628.6      2,020.4       593.3      508.6
                                                    --------     --------      ------     ------
Expenses:
Insurance Claims and Policyholders' Benefits         1,009.0        865.9       391.1      298.8
Insurance Expenses                                     517.2        461.3       199.4      156.2
Consumer Finance Expenses                               98.7         96.4        33.0       31.4
Interest and Other Expenses                             18.0         15.4         8.0        7.1
                                                    --------     --------      ------     ------
Total Expenses                                       1,642.9      1,439.0       631.5      493.5
                                                    --------     --------      ------     ------

Income (Loss) before Income Taxes and Equity
  in Net Income (Loss) of Investees                    (14.3)       581.4       (38.2)      15.1
Income Tax (Benefit) Expense                           (11.5)       204.6       (16.7)       4.1
                                                    --------     --------      ------     ------
Income (Loss) before Equity in Net
  Income (Loss) of Investees                            (2.8)       376.8       (21.5)      11.0
Equity in Net Income (Loss) of Investees                (1.7)        16.2         3.4        9.1
                                                    --------     --------      ------     ------

Net Income (Loss)                                   $   (4.5)    $  393.0      $(18.1)    $ 20.1
                                                    ========     ========      ======     ======

Net Income (Loss) Per Share                         $  (0.07)    $   5.82      $(0.27)    $ 0.30
                                                    ========     ========      ======     ======

Net Income (Loss) Per  Share Assuming Dilution      $  (0.07)    $   5.78      $(0.27)    $ 0.30
                                                    ========     ========      ======     ======

  The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                         UNITRIN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in millions, except per share amounts)

                                                                              September 30,      December 31,
                                                                                  2002               2001
                                                                             --------------     -------------
                                                                              (Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized
  Cost: 2002 - $2,712.6; 2001 - $2,876.2)                                      $  2,852.5          $  2,926.4
Northrop Grumman Corporation Preferred Stock
  (Cost: 2002 - $177.5; 2001 - $177.5)                                              251.3               220.1
Northrop Grumman Corporation Common Stock
  (Cost: 2002 - $661.5; 2001 - $661.5)                                              950.8               772.7
Other Equity Securities at Fair Value
  (Cost: 2002 - $353.3; 2001 - $300.3)                                              380.7               394.6
Investee at Cost Plus Cumulative Undistributed Earnings
  (Fair Value: 2002 - $62.3; 2001 - $73.4)                                           64.9                65.4
Short-term Investments at Cost which Approximates Fair Value                        684.6               504.8
Other                                                                               264.5               243.5
                                                                               ----------          ----------
Total Investments                                                                 5,449.3             5,127.5
                                                                               ----------          ----------

Cash                                                                                  7.3                27.9
Consumer Finance Receivables at Cost (Fair
  Value: 2002 - $796.3; 2001 - $720.1)                                              797.4               723.1
Other Receivables                                                                   697.0               457.9
Deferred Policy Acquisition Costs                                                   374.6               328.5
Goodwill                                                                            344.7               344.7
Other Assets                                                                        153.9               124.1
                                                                               ----------          ----------
Total Assets                                                                   $  7,824.2          $  7,133.7
                                                                               ==========          ==========

Liabilities and Shareholders' Equity:
Insurance Reserves:
Life and Health                                                                $  2,209.9          $  2,157.5
Property and Casualty                                                               866.2               700.1
                                                                               ----------          ----------
Total Insurance Reserves                                                          3,076.1             2,857.6
                                                                               ----------          ----------
Investment Certificates and Savings Accounts at Cost
  (Fair Value: 2002 - $820.0; 2001 - $753.7)                                        816.7               747.5
Unearned Premiums                                                                   661.2               416.4
Accrued and Deferred Income Taxes                                                   447.0               384.2
Notes Payable                                                                       296.9               254.8
Accrued Expenses and Other Liabilities                                              543.7               556.4
                                                                               ----------          ----------
Total Liabilities                                                                 5,841.6             5,216.9
                                                                               ----------          ----------

Shareholders' Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 67,677,478 and
  67,547,104 Shares Issued and Outstanding at
  September 30, 2002 and December 31, 2001                                            6.8                 6.7
Paid-in Capital                                                                     513.5               488.8
Retained Earnings                                                                 1,120.0             1,231.0
Accumulated Other Comprehensive Income                                              342.3               190.3
                                                                               ----------          ----------
Total Shareholders' Equity                                                        1,982.6             1,916.8
                                                                               ----------          ----------

Total Liabilities and Shareholders' Equity                                     $  7,824.2          $  7,133.7
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

                         UNITRIN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)

                                                                                Nine Months Ended
                                                                         -------------------------------
                                                                         September 30,     September 30,
                                                                             2002              2001
                                                                         -------------     -------------
Operating Activities:
Net Income (Loss)                                                           $   (4.5)           $ 393.0
Adjustments to Reconcile Net Income (Loss) to Net Cash
 Provided (Used) by Operations:
 Change in Deferred Policy Acquisition Costs                                   (44.2)              (6.6)
 Equity in Net (Income) Loss of Investees before Taxes                           2.6              (24.6)
 Cash Dividends from Investees                                                     -                1.1
 Amortization of Investments                                                     5.5                0.3
 Increase in Receivables                                                      (212.5)             (34.8)
 Increase in Insurance Reserves and Unearned Premiums                          396.3              141.0
 Increase (Decrease) in Accrued and Deferred Income Taxes                      (16.8)             174.5
 Increase in Accrued Expenses and Other Liabilities                             62.8               40.9
 Net (Gains) Losses on Sales of Investments                                     13.8             (563.8)
 Provision for Loan Losses                                                      29.2               22.2
 Other, Net                                                                     10.0               21.1
                                                                            --------            -------
Net Cash Provided by Operating Activities                                      242.2              164.3
                                                                            --------            -------
Investing Activities:
Sales and Maturities of Fixed Maturities                                     1,152.8              837.3
Purchases of Fixed Maturities                                                 (991.7)            (688.3)
Sales and Redemptions of Equity Securities                                       6.7                8.8
Purchases of Equity Securities                                                 (75.1)             (91.0)
Sale of Investee                                                                   -              171.8
Change in Short-term Investments                                              (128.9)            (543.3)
Acquisition and Improvements of Investment Real Estate                         (12.2)              (2.8)
Sales of Investment Real Estate                                                 13.7                  -
Change in Other Investments                                                    (19.1)               1.0
Acquisition of Business                                                        (42.3)                 -
Change in Consumer Finance Receivables                                        (103.1)             (70.6)
Acquisition of Capital Assets                                                  (19.5)             (10.5)
Disposition of Capital Assets                                                    0.3               11.2
                                                                            --------            -------
Net Cash (Used) by Investing Activities                                       (218.4)            (376.4)
                                                                            --------            -------

Financing Activities:
Change in Investment Certificates and Savings Accounts                          69.2               46.0
Change in Universal Life and Annuity Contracts                                   4.6                5.1
Change in Liability for Funds Held for Securities on Loan                      (77.5)             234.2
Notes Payable Proceeds                                                         854.8              499.0
Notes Payable Payments                                                        (812.8)            (471.0)
Cash Dividends Paid                                                            (84.3)             (81.1)
Common Stock Repurchases                                                        (7.0)             (26.0)
Other, Net                                                                       8.6               10.1
                                                                            --------            -------
Net Cash Provided (Used) by Financing Activities                               (44.4)             216.3
                                                                            --------            -------
Increase (Decrease) in Cash                                                    (20.6)               4.2
Cash, Beginning of Year                                                         27.9               23.3
                                                                            --------            -------
Cash, End of Period                                                         $    7.3            $  27.5
                                                                            ========            =======

  The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Unitrin, Inc. ("Unitrin" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") but do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation. Certain prior amounts have been reclassified to conform to the current presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2001.

Accounting Changes
------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangible assets will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On January 1, 2002, the Company adopted SFAS No. 142. During the first quarter of 2002, the Company tested Goodwill on the date of adoption for impairment and determined that Goodwill was recoverable under the provisions of SFAS No. 142. The pro forma effects as if the Company had applied the provisions of SFAS No. 142 to the periods prior to the date of adoption that are presented in these financial statements were:

                                                        Nine Months         Three Months
                                                           Ended               Ended
                                                       September 30,       September 30,
(Dollars in Millions, Except Per Share Amounts)             2001                2001
------------------------------------------------       -------------      --------------
Net Income as Reported                                     $393.0               $20.1
Amortization of Goodwill, Net of Tax                          5.5                 1.8
                                                           ------               -----
Pro Forma Net Income                                       $398.5               $21.9
                                                           ======               =====

Per Share:
Net Income as Reported                                    $  5.82               $0.30
Amortization of Goodwill, Net of Tax                         0.08                0.03
                                                          -------               -----
Pro Forma Net Income Per Share                            $  5.90               $0.33
                                                          =======               =====

Per Share Assuming Dilution:
Net Income as Reported                                    $  5.78               $0.30
Amortization of Goodwill, Net of Tax                         0.08                0.02
                                                          -------               -----
Pro Forma Net Income Per Share Assuming Dilution          $  5.86               $0.32
                                                          =======               =====

                                       4

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Presentation (continued)

In connection with the adoption of SFAS No. 142, in the first quarter of 2002, the Company revised the management reporting of its segment results shown in
Note 10 to the Condensed Consolidated Financial Statements to exclude amortization of Goodwill from its Operating Segments for the periods prior to the date of adoption that are presented in these financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects that the initial application of SFAS No. 143 will not have an impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is intended to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. On January 1, 2002, the Company adopted SFAS No. 144. The initial application of SFAS No. 144 did not have an impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. On July 1, 2002, the Company adopted the provisions of SFAS No. 146 prospectively. The initial adoption of SFAS No. 146 did not have an impact on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all acquisitions of financial institutions except those between two or more mutual enterprises. Pursuant to the provisions of SFAS No. 147, the specialized accounting guidance specified in paragraph 5 of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" will not apply after September 30, 2002. The Company has not yet determined whether or not adoption of SFAS No. 147 will have an impact on the Company's financial statements.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 2 - Net Income (Loss) Per Share

Net Income (Loss) Per Share and Net Income (Loss) Per Share Assuming Dilution for the nine and three months ended September 30, 2002 and 2001 were as follows:

                                                                  Nine Months Ended         Three Months Ended
                                                               -----------------------    -----------------------
                                                                Sept. 30,    Sept. 30,     Sept. 30,    Sept. 30,
(Dollars and Shares in Millions, Except Per Share Amounts)        2002         2001          2002         2001
----------------------------------------------------------     ----------    ---------    ----------    ---------
Net Income (Loss)                                               $ (4.5)        $393.0        $(18.1)       $20.1
Dilutive Effect on Net Income from
  Investees' Equivalent Shares                                      -            (0.4)           -          (0.1)
                                                                 -----         ------        ------        -----
Net Income (Loss) Assuming Dilution                             $ (4.5)        $392.6        $(18.1)       $20.0
                                                                ======         ======        ======        =====

Weighted Average Common Shares Outstanding                        67.7           67.5          67.7         67.4
Dilutive Effect of Unitrin Stock Option Plans                       -             0.4            -           0.3
                                                                 -----         ------        ------        -----
Weighted Average Common Shares and
  Equivalent Shares Outstanding Assuming Dilution                 67.7           67.9          67.7         67.7
                                                                 =====         ======        ======        =====

Net Income (Loss) Per Share                                     $(0.07)        $ 5.82        $(0.27)       $0.30
                                                                ======         ======        ======        =====

Net Income (Loss) Per Share Assuming Dilution                   $(0.07)        $ 5.78        $(0.27)       $0.30
                                                                ======         ======        ======        =====

For the nine and three months ended September 30, 2002, 0.5 million common shares and 0.1 million common shares were excluded from the determination of Weighted Average Common Shares and Equivalent Shares Outstanding Assuming Dilution and the computation of Net Income (Loss) Per Share Assuming Dilution because the effects of inclusion would be antidilutive.

Note 3 - Acquisition of Business

On June 28, 2002, the Company closed its acquisition of the personal lines property and casualty insurance business of the Kemper Insurance Companies ("KIC") in a cash transaction. The Individual and Family Group business unit acquired from KIC ("IFG") specializes in the sale of personal automobile and homeowners' insurance through independent agents. The acquisition includes the purchase of the assets of IFG, but all pre-acquisition liabilities of IFG, including policy reserves and unearned premium reserves, are excluded and remain with KIC. In connection with the acquisition, the Company also acquired the stock of KIC's direct distribution personal lines subsidiaries ("Kemper Direct"), which sell personal automobile insurance to consumers over the Internet. Pursuant to the provisions of the stock acquisition agreement between the Company and KIC, the Company is indemnified for 90% of any adverse loss reserve development for policy losses incurred by Kemper Direct prior to the acquisition date while KIC is entitled to 90% of any favorable loss reserve development on such policy losses.

The purchase price is $42.3 million (the "Determinable Purchase Price Component"), plus 1% of premiums written over a three-year period beginning January 1, 2003 (the "Variable Purchase Price Component"). Due to the nature of the Variable Purchase Price Component, the Company cannot reasonably determine the contingent consideration that will be paid. Accordingly, pursuant to the provisions of SFAS No. 141, the Variable Purchase Price Component has not been recorded in these financial statements, but will be reflected as a cost of the acquisition when such determination can be reasonably made.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 3 - Acquisition of Business (continued)

As further consideration, KIC will be eligible for performance bonuses if the business meets certain loss ratio criteria over the same three years. Such performance bonuses will be expensed as incurred and will be calculated, treating each year in the three year period beginning January 1, 2003 as a discrete period. KIC will be paid a bonus equal to 0.75% of earned premium for the year under consideration if the loss and loss adjustment expense ratio does not exceed 74%. For each one percentage point decrease from 74%, KIC will be paid an additional bonus equal to 0.75% of earned premium, up to a total maximum bonus equal to 5.25% of earned premium. No bonus will be paid if the loss and loss adjustment expense ratio exceeds 74%.

KIC retained all liabilities for policies issued by IFG prior to the closing, while Trinity Universal Insurance Company ("Trinity"), a subsidiary of Unitrin, is entitled to premiums written for substantially all policies issued or renewed by IFG after the closing and is liable for losses and expenses incurred thereon. For policies issued by Kemper Direct prior to the acquisition date, the Company is liable for policy losses incurred thereon, subject to the loss indemnification described above, and is liable for unearned premiums as of the acquisition date. IFG's and Kemper Direct's personal lines net written premiums were approximately $700 million in 2001. In addition, Trinity is administering on behalf of KIC all policies issued prior to the closing and certain policies issued or renewed after the closing, but excluded from the acquisition (the "KIC Run-off"). For the three months ended September 30, 2002 the Company recorded Other Income of $19.0 million related to the administration of the KIC Run-off.

The results of IFG and Kemper Direct are included in the Company's results of operations from the date of acquisition. Based on the Company's allocation of the Determinable Purchase Price Component, the assets acquired and liabilities assumed, primarily those associated with Kemper Direct, in connection with the acquisition were:

(Dollars in Millions)
---------------------------------------
Investments                                        $ 58.0
Other Receivables                                    26.5
Accrued and Deferred Income Taxes                     0.4
Other Assets                                         20.6
Insurance Reserves                                  (27.6)
Unearned Premium Reserves                           (34.8)
Accrued Expenses and Other Liabilities               (0.8)
                                                    -----
Purchase Price                                     $ 42.3
                                                   ======

The Company manages IFG as a separate business unit, and accordingly, reports the operating results as a separate operating segment referred to as Kemper Auto and Home. The Company is combining the operations of Kemper Direct with its Unitrin Direct operations and manages the combined operations as a separate business unit. Accordingly, the operating results of the combined operations are reported as a separate operating segment referred to as Unitrin and Kemper Direct.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 4 - Investment in Investees

Unitrin accounts for its Investments in Investees under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information which generally results in a two or three-month-delay basis depending on the investee being reported. Equity in Net Income (Loss) of Investees for each of the Company's investee or former investee companies for the nine and three months ended September 30, 2002 and 2001 was:

                                                 Nine Months Ended         Three Months Ended
                                              ----------------------     ----------------------
                                              Sept. 30,    Sept. 30,     Sept. 30,    Sept. 30,
(Dollars in Millions)                           2002         2001          2002         2001
-----------------------------------------     ---------    ---------     ---------    ---------
UNOVA, Inc.                                    $(1.7)       $(1.3)         $3.4         $6.0
Litton Industries, Inc.                           -           8.8            -            -
Curtiss-Wright Corporation                        -           8.7            -           3.1
                                               -----        -----          ----         ----
Equity In Net Income (Loss) of Investees       $(1.7)       $16.2          $3.4         $9.1
                                               =====        =====          ====         ====

In 2000, Unitrin wrote down the carrying value of its investment in UNOVA, Inc. ("UNOVA") to its then current estimated realizable value. The loss was allocated to Unitrin's proportionate share of UNOVA's non-current assets. Accordingly, Unitrin's reported equity in UNOVA's results for subsequent periods, including the periods presented above, differs from Unitrin's proportionate share of UNOVA's reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets.

UNOVA's results generally are publicly-available after Unitrin has filed its quarterly results with the SEC. Accordingly, the amounts recorded above for UNOVA are for periods ending three months prior to the periods presented. On October 29, 2002, UNOVA publicly announced its results for its three months ended September 30, 2002. Consistent with reporting UNOVA's results on a three-month-delay basis, Unitrin will include net income of $2.3 million in Unitrin's fourth quarter results for Unitrin's proportionate share of UNOVA's results for the three months ended September 30, 2002. On October 29, 2002, UNOVA also announced that it will record certain restructuring charges ranging from $27 million to $32 million before taxes in its fourth quarter ending December 31, 2002. Unitrin estimates that it will record an after-tax charge ranging from $2.5 million to $3.0 million for Unitrin's proportionate share of these charges.

On July 12, 2001, three of Unitrin's subsidiaries entered into a financing agreement whereby the subsidiaries and other unrelated parties became participants in a $75 million three-year term loan agreement with UNOVA. Under the agreement, the subsidiaries provided $31.5 million in funding to UNOVA. The outstanding principal balance owed to Unitrin's subsidiaries was $8.5 million and $30.7 million at September 30, 2002 and December 31, 2001, respectively, and is reflected in Investments in Fixed Maturities in these financial statements.

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

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 4 - Investment in Investees (continued)

In November 2001, Unitrin spun off its 44% equity ownership interest in Curtiss-Wright Corporation ("Curtiss-Wright") in a tax-free distribution to Unitrin's shareholders. In connection with the spin-off, all of the 4.4 million Curtiss-Wright shares previously held by Unitrin were exchanged for 4.4 million shares of a new Class B common stock of Curtiss-Wright that is entitled to elect at least 80% of the Board of Directors of Curtiss-Wright but was otherwise substantially identical to Curtiss-Wright's existing common stock. The Curtiss-Wright Class B common stock was distributed pro ratably to shareholders of Unitrin. All of the other outstanding shares of Curtiss-Wright common stock remained outstanding and are entitled to elect approximately 20% of the Board of Directors of Curtiss-Wright.

Note 5 - Property and Casualty Insurance Reserves

Property and Casualty Insurance Reserves are estimated based on historical experience patterns and current economic trends. Actual loss experience and loss trends are likely to differ from these historical experience patterns and economic conditions. Loss experience and loss trends emerge over several years from the dates of loss inception. The Company monitors such emerging loss trends. Upon concluding, based on the data available, that the emerging loss trend will continue, the Company adjusts its property and casualty insurance reserves to reflect these trends. Changes in such estimates are included in Net Income in the period of change.

For the nine and three months ended September 30, 2002, the Company increased its property and casualty insurance reserves by $62.4 million and $49.2 million, respectively, to reflect adverse development of losses from prior accident years. The reserve increases reflect developing loss trends primarily related to construction, mold, automobile liability and product liability loss exposures in its commercial lines of business as well as personal automobile liability. For the nine and three months ended September 30, 2001, the Company increased its property and casualty insurance reserves $22.1 million and $10.1 million, respectively, to reflect adverse development of losses from prior accident years.

The Company cannot predict whether or not losses will develop favorably or unfavorably from the amounts recorded in the Company's financial statements. However, the Company believes that such development will not have a material effect on the Company's financial position, but could have a material effect on the Company's financial results for a given period.

Note 6 - Securities Lending

Some of the Company's subsidiaries are parties to securities lending agreements whereby unrelated parties, primarily large brokerage firms, borrow securities from the subsidiaries' accounts. Borrowers of these securities must deposit cash collateral with the subsidiaries equal to 102% of the fair value of the securities loaned. The subsidiaries continue to receive the interest on loaned securities as beneficial owners, and accordingly, the loaned securities are included in Fixed Maturities. The amount of collateral received is invested in short-term securities and is included in these financial statements as Short-term Investments with a corresponding Liability for Funds Held for Securities on Loan included in Accrued Expenses and Other Liabilities. The fair value of collateral held was $95.0 million and $172.5 million at September 30, 2002 and December 31, 2001, respectively.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 7 - Notes Payable

On August 30, 2002, the Company entered into a $360 million unsecured revolving credit agreement with a group of banks that expires on August 30, 2005, and provides for fixed and floating rate advances for periods of up to 180 days at various interest rates. The agreement contains various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for the Company's largest insurance subsidiaries. The proceeds from advances under the revolving credit agreement may be used for general corporate purposes, including repurchases of the Company's common stock. The new revolving credit agreement replaces the Company's former credit facility which was terminated on August 30, 2002.

At September 30, 2002, the Company had no outstanding borrowings under the new revolving credit agreement. At December 31, 2001, the Company had outstanding borrowings under the former revolving credit agreement of $254 million, at a weighted average interest rate of 2.44%. Interest expense under the revolving credit agreements was $3.2 million and $7.2 million for the nine months ended September 30, 2002 and 2001, respectively. Interest expense under the revolving credit agreements was $0.1 million and $2.1 million for the three months ended September 30, 2002 and 2001, respectively.

On June 26, 2002, the Company commenced an initial public offering of its 5.75% senior notes due July 1, 2007 with an aggregate principal amount of $300 million (the "Senior Notes"). The Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at the Company's option at specified redemption prices. On July 1, 2002, the Company issued the Senior Notes in exchange for proceeds of $296.8 million, net of transaction costs, for an effective yield of 5.99%. Proceeds were used to repay borrowings under the former revolving credit agreement. Interest expense under the Senior Notes was $4.4 million for the nine and three months ended September 30, 2002.

Note 8 - Other Comprehensive Income

Other Comprehensive Income related to the Company's investments for the nine and three months ended September 30, 2002 and 2001 was:

                                                                        Nine Months Ended              Three Months Ended
                                                                    --------------------------      -------------------------
                                                                     Sept. 30,      Sept. 30,        Sept. 30,     Sept. 30,
(Dollars in Millions)                                                  2002           2001             2002           2001
------------------------------------------------------------------- -----------    -----------      -----------   -----------
Increase in Unrealized Gains, Net of
  Reclassification Adjustment for Gains Included in Net Income         $232.1        $142.0             $21.4        $204.7
Equity In Other Comprehensive Income (Loss) of Investees                  2.1          (0.2)              2.9          (1.1)
Effect of Income Taxes                                                  (82.2)        (49.7)             (8.6)        (71.6)
                                                                    -----------    -----------      -----------    ----------
Other Comprehensive Income                                             $152.0        $ 92.1             $15.7        $132.0
                                                                    ===========    ===========      ===========    ==========

The Company's Investments in Investees are accounted for under the equity method of accounting and, accordingly, changes in the fair value of the Company's Investments in Investees are excluded from the determination of Total Comprehensive Income and Other Comprehensive Income. Total Comprehensive Income for the nine months ended September 30, 2002 and 2001 was $147.5 million and $485.1 million, respectively. Total Comprehensive Loss for the three months ended September 30, 2002 was $2.4 million. Total Comprehensive Income for the three months ended September 30, 2001 was $152.1 million.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 9 - Income from Investments

Net Investment Income for the nine and three months ended September 30, 2002 and 2001 was:

                                                         Nine Months Ended         Three Months Ended
                                                        ----------------------    -----------------------
                                                        Sept. 30,    Sept. 30,    Sept. 30,     Sept. 30,
 (Dollars in Millions)                                     2002        2001          2002         2001
-----------------------------------------------------   ---------    ---------    ----------   ----------
 Investment Income:
     Interest and Dividends on Fixed Maturities         $120.7       $132.8       $37.5        $44.2
     Dividends on Equity Securities                       25.5         17.6         9.9          9.0
     Short-term                                            7.1         11.5         2.8          3.5
     Real Estate                                          15.9         15.9         5.2          5.0
     Other                                                 8.9          9.4         2.8          3.1
                                                        -------      --------     -------      ------
     Total Investment Income                             178.1        187.2        58.2         64.8
                                                        -------      --------     -------      ------
 Investment Expenses:
     Real Estate                                          11.4         11.3         4.0          3.8
     Other                                                 0.8          0.5         0.3          0.1
                                                        -------      --------     -------      ------
     Total Investment Expenses                            12.2         11.8         4.3          3.9
                                                        -------      --------     -------      ------
 Net Investment Income                                  $165.9       $175.4       $53.9        $60.9
                                                        =======      ========     =======      ======

The components of Net Gains (Losses) on Sales of Investments for the nine and three months ended September 30, 2002 and 2001 were:

                                                         Nine Months Ended         Three Months Ended
                                                        -----------------------   -----------------------
                                                        Sept. 30,     Sept. 30,   Sept. 30,     Sept. 30,
 (Dollars in Millions)                                     2002         2001         2002         2001
-----------------------------------------------------   ---------    ----------   ---------    ----------
 Fixed Maturities
     Net Gains on Dispositions                          $  3.5       $  1.2       $  2.8       $0.5
     Loss from Write-downs                               (10.4)        (0.9)        (4.5)         -
 Equity Securities
     Net Gains on Dispositions                             1.6          1.7            -        0.7
     Loss from Write-downs                               (16.6)           -        (16.6)         -
 Investees
     Gains                                                   -        562.1            -          -
 Other Investments
     Net Gains (Losses) on Dispositions                    8.1         (0.3)         5.8          -
                                                        --------     ---------    --------     ------
 Net Gains (Losses) on Sales of Investments             $(13.8)      $563.8       $(12.5)      $1.2
                                                        ========     =========    ========     ======

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 9 - Income from Investments (continued)

Net Gains (Losses) on Sales of Investments were losses of $13.8 million and $12.5 million for the nine and three months ended September 30, 2002, respectively, compared to gains of $563.8 million and $1.2 million for the nine and three months ended September 30, 2001, respectively. Net Gains (Losses) on Sales of Investments for the nine and three months ended September 30, 2002 includes a pre-tax gain of $8.1 million and $5.8 million, respectively, due to the sale of certain investment real estate. Net Gains (Losses) on Sales of Investments for the nine months ended September 30, 2002 includes pre-tax gains of $1.5 million resulting from sales of a portion of the Company's investment in Baker Hughes common stock. Net Gains (Losses) on Sales of Investments for the nine months ended September 30, 2001 includes a pre-tax gain of $562.1 million resulting from the acquisition of Litton by Northrop - See Note 4 - Investment in Investees. Net Gains (Losses) on Sales of Investments for the nine months ended September 30, 2001 includes pre-tax gains of $1.4 million resulting from sales of a portion of the Company's investment in Baker Hughes common stock. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the duration and extent to which the fair value has been less than cost; and 3) the financial condition and prospects of the issuer. Net Gains (Losses) on Sales of Investments for the nine and three months ended September 30, 2002 includes losses of $27.0 million and $21.1 million, respectively, resulting from other than temporary declines in the fair value of investments. Net Gains (Losses) on Sales of Investments for the nine months ended September 30, 2001 includes losses of $0.9 million resulting from other than temporary declines in the fair value of investments. The Company cannot anticipate when or if similar investment losses may occur in the future.

Note 10 - Business Segments

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through six operating segments: Multi Lines Insurance, Specialty Lines Insurance, Kemper Auto and Home, Life and Health Insurance, Consumer Finance and Unitrin and Kemper Direct. Insurance products provided by the Multi Lines Insurance segment consist of preferred and standard risk automobile, homeowners, fire, commercial liability and workers compensation and other related lines. Multi Lines Insurance products are marketed to individuals and businesses with favorable risk characteristics and loss histories and are sold by independent agents. Specialty Lines Insurance products consist of automobile, motorcycle and watercraft insurance sold to individuals and businesses in the non-standard and specialty market through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance because of their driving records. Kemper Auto and Home provides preferred and standard risk personal automobile and homeowners insurance through independent agents. The Life and Health Insurance segment includes individual life, accident, health and hospitalization insurance sold primarily by employee-agents. The Life and Health Insurance employee-agents also market property insurance products under common management. The Consumer Finance segment makes consumer loans primarily for the purchase of used automobiles and offers thrift products in the form of investment certificates and savings accounts. Unitrin and Kemper Direct provides personal automobile insurance marketed through direct mail and television advertising and over the Internet.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 10 - Business Segments (continued)

It is the Company's management practice to allocate certain corporate expenses to its operating units. As further discussed in Note 1 to the Condensed Consolidated Financial Statements, effective January 1, 2002, the Company is no longer required to amortize Goodwill, but rather test it at least annually for recoverability. Accordingly, the Company revised its management reporting in the first quarter of 2002 to exclude Goodwill amortization from its Operating Segments. The Company has reclassified Goodwill amortization for periods prior to the date of adoption of SFAS No. 142 to a separate line. The effects of the revision on Segment Operating Profit (Loss) for the nine and three months ended September 30, 2001 were:

                                                         Nine Months Ended                       Three Months Ended
                                                         September 30, 2001                       September 30, 2001
                                               --------------------------------------      ----------------------------------
                                                  As           Goodwill                       As        Goodwill
(Dollars in Millions)                          Reported      Amortization     Revised      Reported   Amortization    Revised
---------------------------------------------  --------      ------------     -------      --------   ------------    -------
Segment Operating Profit (Loss):
  Multi Lines Insurance                        $(42.9)         $ 2.9          $(40.0)      $(19.2)        $ 0.9       $(18.3)
  Specialty Lines Insurance                     (13.3)           1.4           (11.9)        (0.7)          0.5         (0.2)
  Life and Health Insurance                      73.9            2.3            76.2         28.7           0.8         29.5
  Consumer Finance                               22.6             --            22.6          9.2            --          9.2
  Unitrin and Kemper Direct                     (15.6)            --           (15.6)        (5.2)           --         (5.2)
                                               ------          -----          ------       ------         -----       ------
  Total Segment Operating Profit (Loss)        $ 24.7          $ 6.6          $ 31.3       $ 12.8         $ 2.2       $ 15.0
                                               ======          =====          ======       ======         =====       ======

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

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 10 - Business Segments (continued)

Segment Revenues for the nine and three months ended September 30, 2002 and 2001 were:

                                                   Nine Months Ended         Three Months Ended
                                               -------------------------  -------------------------
                                                 Sept. 30,   Sept. 30,      Sept. 30,   Sept. 30,
(Dollars in Millions)                              2002        2001           2002        2001
---------------------------------------         ----------  ----------     ----------  ----------
Revenues:
Multi Lines Insurance:
  Premiums                                     $  436.3     $  427.2       $147.6      $148.4
  Net Investment Income                            24.8         31.9          7.3        10.3
                                               --------     --------       ------      ------
  Total Multi Lines Insurance                     461.1        459.1        154.9       158.7
                                               --------     --------       ------      ------

Specialty Lines Insurance:
  Premiums                                        330.1        246.9        118.9        93.0
  Net Investment Income                            11.3         10.8          3.9         3.9
                                               --------     --------       ------      ------
  Total Specialty Lines Insurance                 341.4        257.7        122.8        96.9
                                               --------     --------       ------      ------

Kemper Auto and Home:
  Premiums                                         29.6            -         29.6           -
  Net Investment Income                             0.5            -          0.5           -
  Other Income                                     19.0            -         19.0           -
                                               --------     --------       ------      ------
  Total Kemper Auto and Home                       49.1            -         49.1           -
                                               --------     --------       ------      ------

Life and Health Insurance:
  Premiums                                        487.8        476.4        163.5       159.0
  Net Investment Income                           118.0        135.4         34.7        44.3
  Other Income                                      3.2          3.6          1.2         1.2
                                               --------     --------       ------      ------
  Total Life and Health Insurance                 609.0        615.4        199.4       204.5
                                               --------     --------       ------      ------

Consumer Finance                                  126.0        119.0         44.1        40.7
                                               --------     --------       ------      ------

Unitrin and Kemper Direct:
  Premiums                                         41.7          5.0         27.0         3.3
  Net Investment Income                             0.5            -          0.3           -
                                               --------     --------       ------      ------
  Total Unitrin and Kemper Direct                  42.2          5.0         27.3         3.3
                                               --------     --------       ------      ------
Total Segment Revenues                          1,628.8      1,456.2        597.6       504.1

Dividend Income from Corporate Investments         16.9         10.5          7.0         6.6
Other Investment Income                             0.4          0.4          0.4        (0.1)
Net Gains (Losses) on Sales of Investments        (13.8)       563.8        (12.5)        1.2
Other Income                                        2.8          3.1          1.0         0.9
Eliminations                                       (6.5)       (13.6)        (0.2)       (4.1)
                                               --------     --------       ------      ------
Total Revenues                                 $1,628.6     $2,020.4       $593.3      $508.6
                                               ========     ========       ======      ======

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 10 - Business Segments (continued)

Segment Operating Profit (Loss) for the nine and three months ended September 30, 2002 and 2001 was:

                                                            Nine Months Ended            Three Months Ended
                                                         ----------------------       ------------------------
                                                         Sept. 30,    Sept. 30,       Sept. 30,     Sept. 30,
 (Dollars in Millions)                                     2002         2001            2002          2001
-------------------------------------------              ---------    ---------       ---------     ---------
 Segment Operating Profit (Loss):
   Multi Lines Insurance                                 $(65.8)      $(40.0)          $(51.6)       $(18.3)
   Specialty Lines Insurance                                0.4        (11.9)             2.9          (0.2)
   Kemper Auto and Home                                   (11.1)           -            (11.1)            -
   Life and Health Insurance                               68.8         76.2             27.4          29.5
   Consumer Finance                                        27.3         22.6             11.1           9.2
   Unitrin and Kemper Direct                              (24.7)       (15.6)            (7.5)         (5.2)
                                                         ------       ------           ------        ------
   Total Segment Operating Profit (Loss)                   (5.1)        31.3            (28.8)         15.0

 Dividend Income from Corporate Investments                16.9         10.5              7.0           6.6
 Net Gains (Losses) on Sales of Investments               (13.8)       563.8            (12.5)          1.2
 Goodwill Amortization                                        -         (6.6)               -          (2.2)
 Other Expense, Net                                        (5.8)        (4.0)            (3.7)         (1.4)
 Eliminations                                              (6.5)       (13.6)            (0.2)         (4.1)
                                                         ------       ------           ------        ------

 Income (Loss) Before Income Taxes and
   Equity in Net Income (Loss) of Investees              $(14.3)      $581.4           $(38.2)       $ 15.1
                                                         ======       ======           ======        ======

Note 11 - Income Taxes

On September 27, 1999, Fireside Securities Corporation ("Fireside"), a subsidiary of Unitrin received Notices of Proposed Adjustment to its California Franchise tax returns from the State of California Franchise Tax Board (the "FTB") in the amount of $7.5 million for 1992 and $8.3 million for 1993, excluding interest. The FTB asserted that Fireside and Unitrin and its insurance company subsidiaries are members of a single unitary group. The FTB assertion would have had the effect of taxing inter-company dividends paid by Unitrin's insurance subsidiaries to Unitrin, but excluding the apportionment factors of the insurance company subsidiaries in determining the income taxable in California. This assessment was vigorously contested and a formal protest was filed with the FTB by Fireside on November 23, 1999.

On August 26, 2002, Fireside received official notification from the FTB that after consideration of the protest filed, the FTB has withdrawn these assessments.

The FTB implemented a new policy in 2002, that for tax years ending on or after December 1, 1997 all dividends received from an 80 percent or more owned insurance subsidiary are taxable. Fireside's tax returns for 1997 and subsequent years have not been examined by the FTB, nor has Fireside been notified that they will be examined, and the Company cannot presently predict whether the FTB will assess any additional tax for these years. These notifications or assessments did not have an impact on the results of operations for 2002 or 2001.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 12 - Related Party Transactions

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

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based upon the fair market value of the assets under management. At September 30, 2002, the Company's subsidiaries and the Company's pension plan had approximately $125.6 million and $54.4 million, respectively, in assets with FS&C for investment management. During the first nine months of 2002, the Company's subsidiaries and the Company's pension plan paid $0.4 million in the aggregate to FS&C.

With respect to the Company's 401(k) Savings Plan, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund (the "Fund"). FS&C provides investment management services to the Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Fund's average daily net assets. The Company does not compensate FS&C for services rendered to the Fund. As of September 30, 2002, Company employees participating in the Company's 401(k) Savings Plan had allocated approximately $17.9 million for investment in the Fund, representing approximately 11% of the total amount invested in the Company's 401(k) Savings Plan.

The Company believes that the transactions described above have been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

Note 13 - Legal Proceedings and Other Regulatory Matters

In October 1999, the Florida Department of Insurance filed and served a subpoena upon the Company's subsidiary, United Insurance Company of America ("United"), in connection with that Department's investigation into the sale and servicing of industrial life insurance and small face amount life insurance policies in the State of Florida. Subsequently, on December 15, 1999, a purported nationwide class action lawsuit was filed against United in the United States District Court for the Middle District of Florida on behalf of "all African-American persons who have (or have had at the time of the Policy's termination), an ownership interest in one or more Industrial Life Insurance Policies issued, serviced, administered or purchased from United...." Plaintiffs alleged discrimination in premium rates in violation of 42 U.S.C. 1981 and 1982 in addition to various state law claims; unspecified compensatory and punitive damages were sought together with equitable relief. At least twenty similar lawsuits were filed in other jurisdictions against the Company and/or its career agency life insurance subsidiaries, and the Judicial Panel on Multi-District Litigation ordered that substantially all of these lawsuits be consolidated for pretrial purposes.

On May 2, 2002, the Company announced a settlement, subject to court approval, to resolve issues relating to the use of race as a factor in the underwriting and pricing of life insurance by United and its subsidiaries. The settlement resolved all pending class action lawsuits on this issue, as well as other issues in the litigation unrelated to race-based underwriting. At the same time, the Company announced the completion of a settlement agreement concerning these matters with the Illinois Department of Insurance on behalf of insurance regulators nationwide. On September 19, 2002, a court order was entered giving final approval to the settlement. The period during which an appeal of that court order could be filed has expired, and the Company is now in the process of implementing the terms of the settlement agreement. As of October 22, 2002, the Company has received approximately 1,800 confirmed opt-outs from the settlement, out of a class of more than 465,000 policies. Persons who opt out of the settlement have the right to bring individual lawsuits for the matters covered by the settlement.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 13 - Legal Proceedings and Other Regulatory Matters (continued)

In 2000, the Company recorded an after-tax charge of $32.4 million for the then estimated cost to settle these matters. In the third quarter of 2002, the Company recorded an after-tax charge of $2.1 million to cover certain additional costs associated with the implementation of the settlement. The precise cost to fully implement the settlement may vary from these charges based on a variety of factors and will not be known until a final accounting of settlement benefits is concluded, which is expected to occur in mid-2003. However, the Company believes that such difference, if any, will not have a material adverse effect on the Company's financial position, but could have a material adverse effect on the Company's financial results for a given period.

The Company and its subsidiaries are defendants in various other legal actions incidental to their businesses. Many of these actions are pending in jurisdictions that permit damages, including punitive damages, that are disproportionate to the actual economic damages alleged to have been incurred. The plaintiffs in certain of these suits seek class action status that, if granted, could expose the Company and its subsidiaries to potentially significant liability by virtue of the size of the purported classes. The State of Mississippi, where the Company and some of its subsidiaries are defendants in a number of lawsuits, has received national attention for a large number of multi-million dollar jury verdicts and settlements against corporations in a variety of industries. Although Mississippi law does not permit class actions, recent case law there allows for virtually unlimited joinder of plaintiffs in a single action, thereby simulating a class action lawsuit. The Company and its subsidiaries believe that there are meritorious defenses to the cases referenced in this paragraph and are defending them vigorously. Although the Company believes that resolution of these cases will not have a material adverse effect on the Company's financial position, the frequency of large damage awards, including punitive damage awards having little or no relationship to the actual economic damages allegedly incurred, means that there can be no assurance that one or more of these cases will not produce a damage award which could have a material adverse effect on the Company's financial results for any given period.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through six operating segments: Multi Lines Insurance, Specialty Lines Insurance, Kemper Auto and Home, Life and Health Insurance, Consumer Finance and Unitrin and Kemper Direct. On June 28, 2002, Unitrin closed its previously announced acquisition of the personal lines property and casualty insurance business of the Kemper Insurance Companies (the "KIC Acquisition"). The results of the KIC Acquisition are included in the Company's results of operations from the date of acquisition.

It is the Company's management practice to allocate certain corporate expenses to its operating units. As further discussed in Notes 1 and 10 to the Condensed Consolidated Financial Statements, in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, in the first quarter of 2002, the Company revised the management reporting of its segment results to exclude amortization of Goodwill from its Operating Segments. The Company has reclassified Goodwill amortization for periods prior to the date of adoption of SFAS No. 142 to a separate line. The Company considers the management of certain investments, including Northrop Grumman Corporation ("Northrop") common and preferred stock, Baker Hughes, Inc. common stock and UNOVA, Inc. ("UNOVA") common stock, to be a corporate responsibility and excludes income from these investments from its Operating Segments.

Multi Lines Insurance

                                                       Nine Months Ended         Three Months Ended
                                                    ----------------------     -----------------------
                                                    Sept. 30,    Sept. 30,     Sept. 30,     Sept. 30,
(Dollars in Millions)                                 2002         2001          2002          2001
--------------------------------------------        ---------    ---------     ---------     ---------
Premiums:
Personal Lines:
  Personal Automobile                                 $143.9       $148.7        $ 48.9        $ 49.6
  Homeowners                                            52.9         52.7          18.1          17.7
  Other                                                  7.9          7.9           2.6           2.6
                                                      ------       ------        ------        ------
  Total Personal Lines                                 204.7        209.3          69.6          69.9
                                                      ------       ------        ------        ------
Commercial Lines:
  Commercial Property & Liability                      103.8         97.4          35.7          35.1
  Commercial Automobile                                 85.8         80.3          29.2          28.5
  Other                                                 42.0         40.2          13.1          14.9
                                                      ------       ------        ------        ------
  Total Commercial Lines                               231.6        217.9          78.0          78.5
                                                      ------       ------        ------        ------
Total Premiums                                         436.3        427.2         147.6         148.4
                                                      ------       ------        ------        ------

Net Investment Income                                   24.8         31.9           7.3          10.3
                                                      ------       ------        ------        ------
Total Revenues                                        $461.1       $459.1        $154.9        $158.7
                                                      ======       ======        ======        ======

Operating Profit (Loss)                               $(65.8)      $(40.0)       $(51.6)       $(18.3)
                                                      ======       ======        ======        ======

GAAP Incurred Loss Ratio (excluding Storms)            80.4%        72.5%        100.0%         76.1%
GAAP Incurred Storm Loss Ratio                          9.4%        14.6%          7.8%         12.5%
Total GAAP Incurred Loss Ratio                         89.8%        87.1%        107.8%         88.6%
GAAP Combined Ratio                                   120.8%       116.8%        140.0%        119.3%


Premiums in the Multi Lines Insurance segment increased by $9.1 million for the nine months ended September 30, 2002, compared to the same period in 2001, due primarily to higher premium rates in both personal lines and commercial lines, partially offset by lower volume. Premiums decreased by $0.8 million for the three months ended September 30, 2002, compared to the same period in 2001, as lower volume was almost entirely offset by higher premium rates. Net Investment Income decreased by $7.1 million and $3.0 million for the nine and three months ended September 30, 2002, respectively, due primarily to lower yields on investments.

Operating results in the Multi Lines Insurance segment reflect increases in Operating Losses of $25.8 million and $33.3 million for the nine and three months ended September 30, 2002, respectively, compared to the same periods in 2001, due primarily to reserve strengthening related to adverse reserve development (which reflects changes in estimates of prior year reserves in the current period) and lower net investment income, partially offset by lower storm losses. Loss reserve development had an adverse effect of $43.6 million for the nine months ended September 30, 2002, compared to an adverse effect of $15.0 million for the same period in 2001. The reserve increases reflect developing loss trends primarily related to construction, mold, automobile liability and product liablity loss exposures in commercial lines of business. Storm losses were $40.8 million for the nine months ended September 30, 2002, a decrease of $21.4 million compared to the same period in 2001. Storm losses were $11.5 million for the three months ended September 30, 2002, a decrease of $7.1 million compared to the same period in 2001.

The Company expects to reduce policies in force in certain commercial lines through extensive re-underwriting of contractors and related industries, program business, workers compensation, and product liability. The Company intends to intensify aggressive pricing on commercial lines on selected portions of the book. In addition, the Company is continuing to implement certain premium rate increases in most other product lines, subject to regulatory approvals where applicable. The Company is also continuing to review underwriting guidelines in certain markets and other product lines and continues to implement certain underwriting changes as it writes and renews its business, including placing a moratorium on new business in certain markets where adequate rates cannot be obtained.

Specialty Lines Insurance

                                                                  Nine Months Ended           Three Months Ended
                                                             --------------------------   --------------------------
                                                                Sept. 30,    Sept. 30,      Sept. 30,     Sept. 30,
(Dollars in Millions)                                             2002         2001            2002          2001
----------------------------------------------               ------------  ------------   ------------  ------------
Premiums:
  Personal Automobile                                            $299.1       $229.2         $105.8         $86.6
  Commercial Automobile                                            30.2         16.9           12.9           6.2
  Other                                                             0.8          0.8            0.2           0.2
                                                                -------       ------         ------         -----
Total Premiums                                                    330.1        246.9          118.9          93.0
                                                                -------       ------         ------         -----
Net Investment Income                                              11.3         10.8            3.9           3.9
                                                                -------       ------         ------         -----
Total Revenues                                                   $341.4       $257.7         $122.8         $96.9
                                                                =======       ======         ======         =====

Operating Profit (Loss)                                          $  0.4       $(11.9)        $  2.9         $(0.2)
                                                                =======       ======         ======         =====

GAAP Incurred Loss Ratio (excluding Storms)                        80.3%        81.2%         78.0%          80.7%
GAAP Incurred Storm Loss Ratio                                      0.4%         2.6%          0.1%          (1.2%)
Total GAAP Incurred Loss Ratio                                     80.7%        83.8%         78.1%          79.5%
GAAP Combined Ratio                                               103.3%       109.1%        100.8%         104.4%

Premiums in the Specialty Lines Insurance segment increased by $83.2 million and $25.9 million for the nine and three months ended September 30, 2002, compared to the same periods in 2001, due to higher premium volume and higher premium rates. Net Investment Income in the Specialty Lines Insurance segment increased by $0.5 million for the nine months ended September 30, 2002, compared to the same period in 2001, due to higher levels of investments, partially offset by lower yields on investments. Net Investment Income in the Specialty Lines Insurance segment was flat for the three months ended September 30, 2002, compared to the same period in 2001, as higher levels of investments were offset by lower yields on investments.

Operating results in the Specialty Lines Insurance segment improved by $12.3 million for the nine months ended September 30, 2002, compared to the same period last year. Losses and expenses as a percent of premiums decreased, due in part to improved premium rate adequacy and the effects of certain underwriting actions and lower storm losses, partially offset by the effects of adverse loss reserve development. Loss reserve development, which reflects changes in estimates of prior year loss reserves in the current period, had an adverse effect of $18.8 million for the nine months ended September 30, 2002, compared to an adverse impact of $7.1 million for the same period in 2001.

Operating results in the Specialty Lines Insurance segment improved by $3.1 million for the three months ended September 30, 2002, compared to the same period last year. Losses and expenses as a percent of premiums decreased, due in part to improved premium rate adequacy and the effects of certain underwriting actions, partially offset by the effects of adverse loss reserve development and higher storm losses. Loss reserve development had an adverse effect of $5.8 million for the three months ended September 30, 2002, compared to an adverse impact of $1.7 million for the same period in 2001.

The Company is continuing to implement certain premium rate increases in most states and product lines, subject to regulatory approvals where applicable. The Company is also continuing to review underwriting guidelines in certain markets and product lines and continues to implement certain underwriting changes as it writes and renews its business.

Kemper Auto and Home

On June 28, 2002, Unitrin closed its previously announced acquisition of the personal lines property and casualty insurance business of the Kemper Insurance Companies ("KIC") in a cash transaction. The results of Kemper Auto and Home segment are comprised of the former Individual and Family Group business unit of KIC ("IFG") that specializes in the sale of personal automobile and homeowners insurance through independent agents. The acquisition is more fully described in
Note 3 to the Company's Condensed Consolidated Financial Statements. The results of the Kemper Auto and Home segment are included in the Company's results of operations from the date of acquisition and were as follows:

                                    Nine and Three
                                     Months Ended
 (Dollars in Millions)             Sept. 30, 2002
----------------------------       ---------------
Premiums Written                        $169.6
                                        ======

Premiums Earned                         $ 29.6
Net Investment Income                      0.5
Other Income                              19.0
                                        ------
Total Revenues                            49.1
                                        ------

Incurred Losses                           23.1
Insurance Expenses                        37.1
                                        ------

Operating Loss                          $(11.1)
                                        ======

Pursuant to the acquisition agreement, KIC retained all liabilities for policies issued by IFG prior to the closing, while Trinity Universal Insurance Company ("Trinity"), a subsidiary of Unitrin, is entitled to premiums written for substantially all policies issued or renewed by IFG after the closing and is liable for losses and expenses incurred thereon. Premiums written, which reflect the total amount of premiums to be received over the entire policy term were $169.6 million for both the nine and three months ended September 30, 2002. Premiums for short-duration insurance contracts are deferred when written and a liability for unearned premium is recorded. Such unearned premiums are recognized as earned over the term of the insurance policy. Accordingly, the Company's revenues only reflect $29.6 million of the premiums written as earned during both the nine and three months ended September 30, 2002, with the balance of $140.0 million of premiums written deferred and reflected as Unearned Premiums in the Company's Condensed Consolidated Balance Sheet at September 30, 2002. The Company's premiums written will continue to exceed premiums earned until at least one full policy renewal cycle has been completed.

Trinity is administering on behalf of KIC all policies issued prior to the closing and certain policies issued or renewed after the closing, but excluded from the acquisition (the "KIC Run-off"). For the three months ended September 30, 2002 the Company recorded Other Income of $19.0 million related to the administration of the KIC Run-off.

The Kemper Auto and Home segment recorded an Operating Loss of $11.1 million for both the nine and three months ended September 30, 2002, due primarily to differences between the timing of recognition of earned premium and certain fixed period costs. The Kemper Auto and Home segment's results also included certain transition expenses, including consulting, recruiting, training and temporary help services, to transfer systems and certain home office functions from KIC to the Company. The Company will incur additional transition expenses in the future, but expects such expenses to decline in the fourth quarter of 2002 and taper off in the first half of 2003. The Company expects that results for the Kemper Auto and Home segment will improve in the fourth quarter of 2002, but the Company expects to record an Operating Loss due to transition expenses and differences between the timing of the recognition of earned premium and certain fixed period costs.

As discussed in Note 3 to the Company's Condensed Consolidated Financial Statements, KIC is eligible to receive performance bonuses from the Company if the business acquired from KIC meets certain loss ratio criteria over a three-year period beginning January 1, 2003. The Company expects that the profitability of the Kemper Auto and Home segment will be limited for the next few years due to the Company's obligation to pay bonuses to KIC based on the performance of the business.

Life and Health Insurance

                                                   Nine Months Ended           Three Months Ended
                                                ------------------------    ------------------------
                                                Sept. 30,      Sept. 30,    Sept. 30,      Sept. 30,
(Dollars in Millions)                             2002           2001         2002           2001
-----------------------                         ---------      ---------    ---------      ---------
Premiums:
  Life                                           $302.5         $297.5       $101.1        $ 98.9
  Accident and Health                             116.3          113.4         39.0          37.9
  Property                                         69.0           65.5         23.4          22.2
                                                ---------      ---------    ---------      ---------
Total Premiums                                    487.8          476.4        163.5         159.0
Net Investment Income                             118.0          135.4         34.7          44.3
Other Income                                        3.2            3.6          1.2           1.2
                                                ---------      ---------    ---------      ---------
Total Revenues                                   $609.0         $615.4       $199.4        $204.5
                                                =========      =========    =========      =========

Operating Profit                                 $ 68.8         $ 76.2       $ 27.4        $ 29.5
                                                =========      =========    =========      =========


Premiums in the Life and Health Insurance segment increased by $11.4 million and $4.5 million for the nine and three months ended September 30, 2002, respectively, compared to the same periods in 2001, due primarily to higher accident and health insurance premium rates, higher volume of life insurance and higher volume of property insurance sold by the Life and Health Insurance segment's career agents, partially offset by lower volume of accident and health insurance. Net Investment Income decreased by $17.4 million and $9.6 million for the nine and three months ended September 30, 2002, respectively, compared to the same periods last year, due to lower yields on investments and lower levels of investments.

Operating Profit in the Life and Health Insurance segment decreased by $7.4 million and $2.1 million for the nine and three months ended September 30, 2002, respectively, compared to the same periods in 2001, due primarily to the lower net investment income and higher losses on property insurance sold by the Life and Health Insurance segment's career agents, partially offset by a reduction of reserves of $9.6 million resulting from a change in the Company's actuarial estimate of certain reserves.

As discussed in Note 13 to the Company's Condensed Consolidated Financial Statements, in the third quarter of 2002, the Company recorded a pre-tax charge of $3.3 million to cover certain additional costs associated with the implementation of the Company's settlement of certain legal proceedings. The precise cost to fully implement the settlement may vary from amounts provided for in the Company's financial statements based on a variety of factors and will not be known until a final accounting of settlement benefits is concluded, which is expected to occur in mid-2003. However, the Company believes that such difference, if any, will not have a material adverse effect on the Company's financial position, but could have a material adverse effect on the Company's results for a given period.


Consumer Finance

                                                                               Nine Months Ended               Three Months Ended
                                                                           -------------------------       -------------------------
                                                                           Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
(Dollars in Millions)                                                        2002            2001            2002            2001
----------------------------------------------------------------           ---------       ---------       ---------       ---------

Interest, Loan Fees and Earned Discount                                     $117.1           $109.2         $ 41.1          $ 37.4
Net Investment Income                                                          5.4              6.6            1.8             2.0
Other                                                                          3.5              3.2            1.2             1.3
                                                                            ------           ------         ------          ------
Total Revenues                                                               126.0            119.0           44.1            40.7
                                                                            ------           ------         ------          ------
Provision for Loan Losses                                                     29.2             22.2            9.7             6.9
Interest Expense on Investment Certificates and Savings Accounts              26.9             33.4            8.8            10.8
General and Administrative Expenses                                           42.6             40.8           14.5            13.8
                                                                            ------           ------         ------          ------
Operating Profit                                                            $ 27.3           $ 22.6         $ 11.1          $  9.2
                                                                            ======           ======         ======          ======


Consumer Finance Loan Originations                                          $427.7           $367.3         $148.7          $111.6
                                                                            ======           ======         ======          ======
Percentage of Consumer Finance Receivables
  Greater than Ninety Days Past Due                                            0.5%             0.6%           0.5%            0.6%
Ratio of Reserve for Loan Losses
  to Gross Consumer Finance Receivables                                        5.4              5.0            5.4             5.0
Weighted-Average Interest Yield on
  Investment Certificates and Savings Accounts                                 4.2%             5.5%           4.2%            5.5%


Interest, Loan Fees and Earned Discount in the Consumer Finance segment increased by $7.9 million and $3.7 million for the nine and three months ended September 30, 2002, respectively, compared to the same periods in 2001, due primarily to a higher level of loans outstanding. Net Investment Income in the Consumer Finance segment decreased by $1.2 million and $0.2 million for the nine and three months ended September 30, 2002, respectively, compared to the same periods in 2001, due primarily to lower yields on investments.

Operating Profit in the Consumer Finance segment increased by $4.7 million and $1.9 million for the nine and three months ended September 30, 2002, respectively, compared to the same periods in 2001. Provision for Loan Losses increased by $7.0 million and $2.8 million for the nine and three months ended September 30, 2002, respectively, compared to the same periods in 2001. Interest Expense on Investment Certificates and Savings Accounts decreased by $6.5 million and $2.0 million for the nine and three months ended September 30, 2002, respectively, compared to the same periods in 2001, due primarily to lower interest rates on Investment Certificates and Savings Accounts, partially offset by higher levels of deposits. General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discount, decreased from 37.4% for the nine months ended September 30, 2001, to 36.4% for the nine months ended September 30, 2002, due primarily to the higher levels of loans outstanding.

Unitrin and Kemper Direct

On January 3, 2000, the Company established Unitrin Direct, a direct marketing automobile insurance unit, to market personal automobile insurance directly to customers primarily through direct mail and television advertising and, to a lesser extent, the Internet. The business unit primarily utilizes the Company's wholly-owned subsidiary, Unitrin Direct Insurance Company, but may also utilize the licenses of other Unitrin subsidiaries as needed in states in which it is not currently licensed. Unitrin Direct began actively marketing personal automobile insurance in Pennsylvania at the beginning of 2001 and currently has a presence in 6 states.

On June 28, 2002, the Company acquired the insurance companies comprising Kemper Direct from KIC in a cash transaction. The results of its operations are included in the Company's results of operation from the date of acquisition. See
Note 3 to Company's Condensed Consolidated Financial Statements. Kemper Direct established operations in 1997 and currently has a presence in 19 states. Kemper Direct's business model is based on selling automobile insurance over the Internet through web insurance portals, click-thrus and its own e-Kemper website.

Due to the similarity of Unitrin Direct's and Kemper Direct's business models, products and back-office operations, the Company is in the process of combining the operations of the two businesses into a single business unit. The Company believes that such a combination provides an opportunity to achieve economies of scale in a shorter time frame than would have been possible if both businesses were operated as stand alone units.

Premiums written for the nine and three months ended September 30, 2002 were $58.9 million and $36.8 million, respectively, compared to $16.0 million and $7.9 million for the same periods in 2001. Premiums earned for the nine and three months ended September 30, 2002 were $41.7 million and $27.0 million, respectively, compared to $5.0 million and $3.3 million for the same periods in 2001. For the nine and three months ended September 30, 2002, the Unitrin and Kemper Direct segment recorded Operating Losses of $24.7 million and $7.5 million, respectively, compared to Operating Losses of $15.6 million and $5.2 million for the same periods in 2001, due primarily to up-front marketing expenses and uneconomic scale. Results for the nine months ended September 30, 2002 also included $1.3 million for certain severance costs.

Building a direct marketing insurer requires a significant investment resulting in up-front costs and expenses associated with marketing products and acquiring new policies. Although the Company believes that the Unitrin and Kemper Direct segment is positioned to achieve economies of scale over the next few years, the Company expects that Unitrin and Kemper Direct will continue to produce operating losses until such economies of scale are achieved.

Equity in Net Income (Loss) of Investees

Unitrin accounts for its Investments in Investees under the equity method of accounting using the most recent and sufficiently timely publicly-available finance reports and other publicly-available information which generally results in a two or three-month-delay basis depending on the investee being reported. Equity in Net Income (Loss) of Investees for each of the Company's investee or former investee companies for the nine and three months ended September 30, 2002 and 2001 was:


                                                   Nine Months Ended        Three Months Ended
                                                ----------------------    ----------------------
                                                Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
(Dollars in Millions)                             2002         2001          2002         2001
----------------------------------------        ---------    ---------    ---------    ---------
UNOVA, Inc.                                       $(1.7)       $(1.3)       $3.4         $6.0
Litton Industries, Inc.                               -          8.8           -            -
Curtiss-Wright Corporation                            -          8.7           -          3.1
                                                  -----        -----        ----         ----
Equity in Net Income (Loss) of Investees          $(1.7)       $16.2        $3.4         $9.1
                                                  =====        =====        ====         ====


In 2000, Unitrin wrote down the carrying value of its investment in UNOVA to its then current estimated realizable value. The loss was allocated to Unitrin's proportionate share of UNOVA's non-current assets. Accordingly, Unitrin's reported equity in UNOVA's results for subsequent periods, including the periods presented above, differs from Unitrin's proportionate share of UNOVA's reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets.

UNOVA's results generally are publicly-available after Unitrin has filed its quarterly results with the Securities and Exchange Commission. Accordingly, the amounts recorded above for UNOVA are for periods ending three months prior to the periods presented. On October 29, 2002, UNOVA publicly announced its results for its three months ended September 30, 2002. Consistent with reporting UNOVA's results on a three-month-delay basis, Unitrin will include net income of $2.3 million in Unitrin's fourth quarter results for Unitrin's proportionate share of UNOVA's results for the three months ended September 30, 2002. On October 29, 2002, UNOVA also announced that it will record certain restructuring charges ranging from $27 million to $32 million before taxes in its fourth quarter ending December 31, 2002. Unitrin estimates that it will record an after-tax charge ranging from $2.5 million to $3.0 million for Unitrin's proportionate share of these charges.

On July 12, 2001, three of Unitrin's subsidiaries entered into a financing agreement whereby the subsidiaries and other unrelated parties became participants in a $75 million three-year term loan agreement with UNOVA. Under the agreement, the subsidiaries provided $31.5 million in funding to UNOVA. The outstanding principal balance owed to Unitrin's subsidiaries was $8.5 million and $30.7 million at September 30, 2002 and December 31, 2001, respectively, and is reflected in Investments in Fixed Maturities in these financial statements.

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

In November 2001, Unitrin spun off its 44% equity ownership interest in Curtiss-Wright Corporation ("Curtiss-Wright") in a tax-free distribution to Unitrin's shareholders. In connection with the spin-off, all of the 4.4 million Curtiss-Wright shares previously held by Unitrin were exchanged for 4.4 million shares of a new Class B common stock of Curtiss-Wright that is entitled to elect at least 80% of the Board of Directors of Curtiss-Wright but was otherwise substantially identical to Curtiss-Wright's existing common stock. The Curtiss-Wright Class B common stock was distributed pro ratably to shareholders of Unitrin. All of the other outstanding shares of Curtiss-Wright common stock remained outstanding and are entitled to elect approximately 20% of the Board of Directors of Curtiss-Wright.

Corporate Investments

The Company considers the management of certain investments, including Northrop common and preferred stock and Baker Hughes common stock, to be a corporate responsibility and excludes income from these investments from its Operating Segments. Dividend income from these Corporate Investments was:

                                                            Nine Months Ended            Three Months Ended
                                                       --------------------------    --------------------------
                                                         Sept. 30,     Sept. 30,       Sept. 30,    Sept. 30,
(Dollars in Millions)                                      2002          2001            2002         2001
-----------------------------------------------        ------------  ------------    ------------  ------------
Northrop Common Stock                                     $ 9.2         $ 6.1            $3.1         $3.1
Northrop Preferred Stock                                    6.6           3.1             3.5          3.1
Baker Hughes Common Stock                                   1.1           1.3             0.4          0.4
                                                       ------------  ------------    ------------  ------------
Total Dividend Income on Corporate Investments            $16.9         $10.5            $7.0         $6.6
                                                       ============  ============    ============  ============

The Company received its shares of Northrop common and preferred stock as a result of the acquisition of the Company's former investee, Litton, by Northrop. See Note 4 to the Condensed Consolidated Financial Statements. The acquisition occurred in the second quarter of 2001 and, accordingly, the Company had no dividends from Northrop common or preferred stock during the first quarter of 2001. In the first quarter of 2002 and the second quarter of 2001, the Company did not record dividend income on its investment in Northrop preferred stock due to the timing of the ex-dividend date. The Company sold a portion of its Baker Hughes common stock holdings in 2001 and the first three months of 2002. Accordingly, dividend income from Baker Hughes common stock has decreased for the nine and three months ended September 30, 2002, compared to the same periods last year. The Company cannot anticipate when or if similar investment sales may occur in the future.

Subsequent to September 30, 2002, the fair value of Unitrin's investments in Northrop preferred and common stocks decreased $212.4 million. While experiencing a recent decline, Unitrin's investments in Northrop preferred and common stocks have appreciated by $150.7 million since April 2001 when they were acquired in connection with Northrop's acquisition of Litton.

Net Gains (Losses) on Sales of Investments

Net Gains (Losses) on Sales of Investments were losses of $13.8 million and $12.5 million for the nine and three months ended September 30, 2002, respectively, compared to gains of $563.8 million and $1.2 million for the nine and three months ended September 30, 2001, respectively. Net Gains (Losses) on Sales of Investments for the nine and three months ended September 30, 2002 includes a pre-tax gain of $8.1 million and $5.8 million due to the sale of certain investment real estate. Net Gains (Losses) on Sales of Investments for the nine months ended September 30, 2002 includes pre-tax gains of $1.5 million resulting from sales of a portion of the Company's investment in Baker Hughes common stock. Net Gains (Losses) on Sales of Investments for the nine months ended September 30, 2001 includes a pre-tax gain of $562.1 million resulting from the acquisition of Litton by Northrop - See discussion above under the heading "Equity in Net Income (Loss) of Investees." Net Gains (Losses) on Sales of Investments for the nine months ended September 30, 2001 includes pre-tax gains of $1.4 million resulting from sales of a portion of the Company's investment in Baker Hughes common stock. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the duration and extent to which the fair value has been less than cost; and 3) the financial condition and prospects of the issuer. Net Gains (Losses) on Sales of Investments for the nine and three months ended September 30, 2002 includes losses of $27.0 million and $21.1 million, respectively, resulting from other than temporary declines in the fair value of investments. Net Gains (Losses) on Sales of Investments for the nine months ended September 30, 2001 includes losses of $0.9 million resulting from other than temporary declines in the fair value of investments. The Company cannot anticipate when or if similar investment losses may occur in the future.

Other Items

Other Expense, Net increased by $1.8 million and $2.3 million for the nine and three months ended September 30, 2002, respectively, compared to the same periods in 2001. Other Expense, Net includes interest expense of $7.6 million and $4.6 million for the nine and three months ended September 30, 2002, respectively, compared to $7.2 million and $2.1 million, respectively, for the same periods in 2001. In 2001, the Company settled a certain dispute with a vendor. The amount recovered by the Company in 2001 exceeded the Company's previous estimate of recovery by $1.0 million.

The Company's effective tax rate was a benefit of 80% for the nine months ended September 30, 2002, due primarily to the Company's pre-tax operating loss and the inclusion of tax-exempt income from investments in states, municipalities and political subdivisions and dividends received on Northrop common and preferred stock. The Company's effective tax rate was 35% for the nine months ended September 30, 2001, as the effects of state income taxes and goodwill amortization were primarily offset by tax-exempt income. Pursuant to the provisions of SFAS No. 142 (See Note 1 to the Condensed Consolidated Financial Statements) Goodwill is not amortized in 2002.

Liquidity and Capital Resources

At September 30, 2002, the Company had approximately 3.7 million shares remaining under the existing common stock repurchase authorization. During the first nine months of 2002, the Company repurchased 212,400 shares of its common stock at an aggregate cost of $7.1 million in open market transactions.

On August 30, 2002, the Company entered into a $360 million unsecured revolving credit agreement with a group of banks, which expires on August 30, 2005. Proceeds from advances under the agreement may be used for general corporate purposes, including repurchases of the Company's common stock. At September 30, 2002, the Company had no outstanding borrowings under the revolving credit agreement. At September 30, 2002, the unused commitment under the Company's revolving credit facility was $360 million.

On June 26, 2002, the Company commenced an initial public offering of its 5.75% senior notes due July 1, 2007 with an aggregate principal amount of $300 million (the "Senior Notes"). The Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at the Company's option at specified redemption prices. On July 1, 2002, the Company issued the Senior Notes in exchange for proceeds of $296.9 million, net of transaction costs, for an effective yield of 5.99%. Proceeds were used to repay borrowings under the Company's former revolving credit agreement. Interest expense under the Senior Notes was $4.4 million for the nine and three months ended September 30, 2002.

During the first nine months of 2002, three of Unitrin's subsidiaries (United Insurance Company of America, Trinity and Fireside Securities Corporation) paid $357.0 million, $84.0 million and $14.0 million, respectively, in dividends to Unitrin. As a result of the KIC acquisition, continuing losses in the Multi Lines Insurance segment, and premium growth in the Specialty Lines Insurance segment and Unitrin and Kemper Direct segment, Unitrin intends to contribute capital to its property and casualty insurance operations. Unitrin has several sources available to it to fund the capital contribution, including dividends from Unitrin's life and health insurance operations, borrowings under the revolving credit agreement, monetization of corporate assets or the issuance of securities remaining under Unitrin's shelf registration statement.

The Company has no significant commitments for capital expenditures. During the first nine months of 2002, the Company's subsidiaries invested $14.0 million in an investment fund and have an outstanding commitment to invest an additional $21.0 million in such fund. The Company's subsidiaries maintain levels of cash and liquid assets sufficient to meet ongoing obligations to policyholders and claimants, as well as ordinary operating expenses. The Company's reserves are set at levels expected to meet contractual liabilities. The Company maintains adequate levels of liquidity and surplus capacity to manage the risks inherent with any differences between the duration of its liabilities and invested assets. As further discussed in Note 6 to the Condensed Consolidated Financial Statements, some of Unitrin's subsidiaries hold collateral totaling $95.0 million from unrelated parties pursuant to securities lending agreements whereby unrelated parties borrow securities from the subsidiaries' accounts. The subsidiaries are required to return such collateral upon return of the loaned security. Accordingly, the amount of such collateral would not be available to meet ongoing obligations to policyholders and claimants, as well as ordinary operating expenses. Unitrin and its subsidiaries have not formed special purpose entities or similar structured financing vehicles to access capital and/or manage risk. At September 30, 2002, the Company's subsidiaries had capacity to write additional premiums relative to statutory capital and surplus requirements.

Accounting Changes

In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination.
SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangible assets will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On
January 1, 2002, the Company adopted SFAS No. 142. During the first quarter of 2002, the Company tested Goodwill on the date of adoption for impairment and determined that Goodwill was recoverable under the provisions of SFAS
No. 142. (See Note 1 to the Condensed Consolidated Financial Statements).

In connection with the adoption of SFAS No. 142, in the first quarter of 2002, the Company revised the management reporting of its segment results to exclude amortization of Goodwill from its previously reported Operating Segments (See Notes 1 and 10 to the Condensed Consolidated Financial Statements).

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects that the initial application of SFAS No. 143 will not have an impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is intended to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.
On January 1, 2002, the Company adopted SFAS No. 144. The initial application of SFAS No. 144 did not have an impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. On July 1, 2002, the Company adopted the provisions of SFAS No. 146 prospectively. The initial adoption of SFAS No. 146 did not have an impact on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all acquisitions of financial institutions except those between two or more mutual enterprises. Pursuant to the provisions of SFAS No. 147, the specialized accounting guidance specified in paragraph 5 of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" will not apply after September 30, 2002. The Company has not yet determined whether or not adoption of SFAS No. 147 will have an impact on the Company's financial statements.

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

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates for Investments in Fixed Maturities, Preferred Stock Equity Securities and Consumer Finance Receivables from their levels at September 30, 2002 and December 31, 2001, respectively, and an adverse and instantaneous decrease of 100 basis points in market interest rates for Investment Certificates and Savings Accounts from their levels at September 30, 2002 and December 31, 2001, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor's Stock Index (the "S&P 500") from its levels at September 30, 2002 and December 31, 2001, with all other variables held constant. The Company's Investment in Common Stock Equity Securities were correlated with the S&P 500 using the portfolio's weighted-average beta of 0.46 and 0.55 at September 30, 2002 and December 31, 2001, respectively. The portfolio's weighted-average beta was calculated using each security's beta for the five-year periods ended September 30, 2002 and December 31, 2001, respectively, and weighted on the fair value of such securities at September 30, 2002 and December 31, 2001, respectively. Beta measures a stock's relative volatility in relation to the rest of the stock market with the S&P 500 having a beta coefficient of 1.00.

Subsequent to September 30, 2002, the fair value of Unitrin's investments in Northrop preferred and common stocks decreased by $212.4 million. While experiencing a recent decline, Unitrin's investments in Northrop preferred and common stocks have appreciated by $150.7 million since April 2001 when they were acquired in connection with Northrop's acquisition of Litton.

The estimated adverse effects on the market value of the Company's financial instruments using these assumptions were:

                                                                                  -------------------------------------------------
                                                                                             Pro Forma Increase (Decrease)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Interest          Equity        Total Market
(Dollars in Millions)                                               Fair Value       Rate Risk       Price Risk            Risk
-----------------------------------------------------------------------------------------------------------------------------------
September 30, 2002
--------------------------------------------------
Assets
Investments in Fixed Maturities                                      $2,852.5        $ (99.4)          $    -           $ (99.4)
Investments in Equity Securities                                      1,582.8           (4.3)           (68.7)            (73.0)
Consumer Finance Receivables                                            796.3          (10.1)               -             (10.1)

Liabilities
Investment Certificates and Savings Accounts                         $  820.0        $  12.0           $    -           $  12.0

December 31, 2001
--------------------------------------------------
Assets

Investments in Fixed Maturities                                      $2,926.4        $(118.8)          $    -           $(118.8)
Investments in Equity Securities                                      1,387.4           (3.8)           (71.7)            (75.5)
Consumer Finance Receivables                                            720.1           (9.1)               -              (9.1)

Liabilities
Investment Certificates and Savings Accounts                        $  753.7        $   8.6           $     -           $   8.6


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

Qualitative Information About Market Risk

Market risk is a broad term related to economic losses due to adverse changes in the fair value of a financial instrument and is inherent to all financial instruments. SEC disclosure rules focus on only one element of market risk--price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Company's primary market risk exposures are to changes in interest rates and certain exposures to changes in equity prices. The Company manages its interest rate exposures with respect to Investments in Fixed Maturities by investing primarily in investment-grade securities of moderate duration. The interest rate risks with respect to the fair value of Consumer Finance Receivables should be partially offset by the impact of interest rate movements on Investment Certificates and Savings Accounts which are issued to fund its receivables.

At September 30, 2002 and December 31, 2001, $1,202.1 million and $992.8 million of the Company's Investments in Equity Securities, which exclude the Company's Investments in Investees, was concentrated in the common and preferred stock of Northrop. Northrop stated in its 2001 Annual Report on Form 10-K that it "provides technologically advanced innovative products, services and solutions in defense and commercial electronics, information technology, systems integration and nuclear and non-nuclear shipbuilding and systems." Additionally, Northrop stated that it "is subject to the usual vagaries of the marketplace, it is also affected by the unique characteristics of the defense industry and by certain elements peculiar to its own business mix." At September 30, 2002 and December 31, 2001, respectively, the Company's Investments in Equity Securities included $87.4 million and $112.8 million of Baker Hughes common stock. Baker Hughes stated in its 2001 Annual Report on Form 10-K that it "is engaged in the oil field and process industry," and in addition, it "manufactures and sells other products and provides services to industries that are not related to the oilfield or continuous process industries." Accordingly, the Company's Investments in Equity Securities is sensitive to the nature of Northrop and Baker Hughes' industry segments.

Caution Regarding Forward-Looking Statements

Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Information About Market Risk and the accompanying Condensed Consolidated Financial Statements (including the notes thereto) contain forward-looking statements, which usually include words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "forecast(s)," "intend(s)," "plan(s)," "expect(s)" and similar expressions. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in such statements. Such risks and uncertainties include, but are not limited to, those described in this Management's Discussion and Analysis of Results of Operations and Financial Condition, changes in economic factors (such as interest rates, unemployment rates and stock market fluctuations), changes in competitive conditions (including availability of labor with required technical or other skills), the number and severity of insurance claims (including those associated with catastrophe losses), regulatory approval of insurance rates, license applications and similar matters, governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations), consummation of business acquisitions and adverse judgments in litigation to which the Company or its subsidiaries are parties. No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. The Company assumes no obligation to release publicly any revisions to any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Within 90 days prior to the filing date of this Form 10-Q (the "Evaluation Date"), Richard C. Vie, Chairman of the Board and Chief Executive Officer of Unitrin, and Eric J. Draut, Executive Vice President and Chief Financial Officer, completed an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of Unitrin's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")). Based upon such evaluation, and as of the Evaluation Date, they concluded that Unitrin's disclosure controls and procedures were adequate, in all material respects, to ensure that information required to be disclosed by Unitrin in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)  Changes in internal controls.

Since the Evaluation Date, there were no significant changes in Unitrin's internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 13 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

      3.1 Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

      3.2 Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

      4.1 Rights Agreement, dated as of August 3, 1994, as amended October 12, 2000, between Unitrin, Inc. and First Union National Bank as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Unitrin, Inc.; as Exhibit B thereto, the Form of Rights Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series A Preferred Stock (Incorporated herein by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

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

                   Richard C. Vie (Chairman of the Board and Chief Executive
                     Officer)
                   Donald G. Southwell (President and Chief Operating Officer) David F. Bengston (Vice President)
                   John M. Boschelli (Treasurer)
                   Eric J. Draut (Executive Vice President and Chief Financial
                     Officer)
                   Edward J. Konar (Vice President)
                   Scott Renwick (Senior Vice President, General Counsel and
                     Secretary)
                   Richard Roeske (Vice President and Chief Accounting Officer)

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

      10.10 Credit Agreement, dated August 30, 2002, among Unitrin, Inc., the Lenders party thereto, Bank One, N.A., as administrative agent and Wachovia Bank, N.A., as syndication agent (Incorporated herein by reference to Exhibit 10.1 to Unitrin's Current Report on Form 8-K filed September 4, 2002.)

      10.11 Registration Rights Agreement, dated as of January 23, 2001, by and among, Northrop Grumman Corporation, NNG, Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation, and Unitrin, Inc. (Incorporated by reference to Exhibit 2.1 to Unitrin's Schedule 13D with respect to Northrop Grumman Corporation dated April 13, 2001.)

      99.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2   Certification of Chief Financial Executive Officer Pursuant to
             18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

          On July 1, 2002, the Company filed a report on Form 8-K to furnish copies of an underwriting agreement (attached thereto as Exhibit 1.1) and a pricing agreement relating to $300 million aggregate principal amount of 5.75% senior notes due July 1, 2007 (the "Senior Notes") (attached thereto as Exhibit 1.2), each among Unitrin, Inc., and a group of underwriters consisting of Goldman, Sachs & Co., Banc One Capital Markets, Inc., Wachovia Securities, Inc., BNY Capital Markets, Inc., Tokyo-Mitsubishi International plc and Wells Fargo Brokerage Services, LLC, (the "Underwriters") pursuant to which the Underwriters agreed to purchase the Senior Notes from the Company.

          The Senior Notes were sold pursuant to the shelf registration statement filed by the Company with the Securities and Exchange Commission on May 9, 2002, as amended June 24, 2002, and a prospectus supplement dated June 26, 2002 and accompanying prospectus dated June 26, 2002.

          The terms of the Senior Notes are set forth in an indenture dated as of June 26, 2002 (attached to such Form 8-K as Exhibit 4.1), as supplemented by an Officers' Certificate dated as of July 1, 2002, including the form of Senior Note attached thereto as Exhibit A (attached to such Form 8-K as Exhibit 4.2.)

          On August 1, 2002, the Company filed a report on Form 8-K to furnish the Statements under Oath of its Principal Executive Officer and its Principal Financial Officer regarding facts and circumstances relating to Exchange Act filings. Such statements were filed on August 1, 2002 with the Securities and Exchange Commission (the "SEC") pursuant to the SEC's Order No. 4-460 (June 27, 2002.)

          On September 4, 2002, the Company filed a report on Form 8-K to report that on August 30, 2002, the Company entered into a $360 million revolving credit facility pursuant to a credit agreement dated as of August 30, 2002 (the "Credit Agreement") by and among Unitrin, the Lenders party thereto, Bank One, N.A., as administrative agent and Wachovia Bank, N.A., as syndication agent and to file a copy of the Credit Agreement with the SEC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Unitrin, Inc.

Date: November 6, 2002           /s/ Richard C. Vie
                                 -------------------------------------------
                                 Richard C. Vie
                                 Chairman of the Board
                                 and Chief Executive Officer

Date: November 6, 2002           /s/ Eric J. Draut
                                 -------------------------------------------
                                 Eric J. Draut
                                 Executive Vice President and
                                 Chief Financial Officer

Date: November 6, 2002           /s/ Richard Roeske
                                 -------------------------------------------
                                 Richard Roeske
                                 Vice President and Chief Accounting Officer
                                 (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Richard C. Vie, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Unitrin, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002



/s/ Richard C. Vie
-----------------------------------------------------
Richard C. Vie
Chairman of the Board and
Chief Executive Officer

                                 CERTIFICATIONS

I, Eric J. Draut, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Unitrin, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002



/s/ Eric J. Draut
----------------------------
Eric J. Draut
Executive Vice President and
Chief Financial Officer