Form 10-K
period 2002-12-31
UNITRIN INC
filed 2003-01-30
CIK 860748

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2002.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from N/A to N/A.
                                                          ---    ----

                        Commission file number 001-18298

                                  UNITRIN, INC.

             (Exact Name of Registrant as Specified in its Charter)
             Delaware                                     95-4255452
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

            One East Wacker Drive
              Chicago, Illinois                              60601
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

         Yes [X]                                                  No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

         Yes [X]                                                  No [_]

     Based on the closing market price of Registrant's common stock on June 28, 2002, the aggregate market value of such stock held by non-affiliates of Registrant was approximately $2.35 billion as of the last business day of Registrant's most recently completed second fiscal quarter. Solely for purposes of this calculation, all executive officers and directors of Registrant are considered affiliates.


 Registrant had 67,596,409 shares of common stock outstanding as of January 27,
                                      2003.

                       Documents Incorporated by Reference

                                                      Part of the Form 10-K
                  Document                           into which incorporated

     Portions of Proxy Statement for 2003 Annual             Part III
              Meeting of Shareholders

--------------------------------------------------------------------------------

                                     PART I

Item 1. Business.

     Unitrin, Inc. ("Unitrin" or the "Company") was incorporated in Delaware in 1990. Unitrin's subsidiaries serve the basic financial needs of individuals, families and small businesses by providing property and casualty insurance, life and health insurance, and consumer finance services.

     The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other information with the Securities and Exchange Commission (the "SEC"). The public can obtain copies of these materials by visiting the SEC's Public Reference Room at 450 Fifth Street, NW, Washington DC 20549, or by calling the SEC at 1-800-SEC-0330, or by accessing the SEC's website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, the Company makes copies available to the public free of charge on or through its website at http://www.unitrin.com.

(a) General development of business

..   Acquisition of Kemper Personal Lines Insurance Business

     On June 28, 2002, the Company closed its acquisition of the personal lines property and casualty insurance business of the Kemper Insurance Companies ("KIC") in a cash transaction. The Individual and Family Group business unit acquired from KIC, referred to herein as "Kemper Auto and Home" or "KAH," specializes in the sale of personal lines automobile and homeowners' insurance through independent agents. The acquisition includes the purchase of the assets of Kemper Auto and Home, but all pre-acquisition liabilities of Kemper Auto and Home, including policy reserves and unearned premium reserves, are excluded and remain with KIC. In connection with the acquisition, as described below, the Company also acquired the stock of KIC's direct distribution personal lines subsidiaries ("Kemper Direct"), which sell personal lines automobile insurance to consumers over the Internet. Pursuant to the provisions of the stock acquisition agreement between the Company and KIC, the Company is indemnified for 90% of any adverse loss development for policy losses incurred by Kemper Direct prior to the acquisition date while KIC is entitled to 90% of any favorable loss reserve development on such policy losses.

     The purchase price is $42.3 million plus (i) 1% of premiums written by KAH over a three-year period beginning January 1, 2003, and (ii) potential performance bonuses if the KAH business meets certain loss ratio criteria over such three-year period. For further details regarding the acquisition and purchase price, please refer to (i) Note 3 to Unitrin's Consolidated Financial Statements, which financial statements are further described in Item 15(a)1, and filed as Exhibit 13.1, and incorporated by reference into Item 8 of this Annual Report on Form 10-K (the "Financial Statements"), and (ii) Management's Discussion and Analysis of Results of Operations and Financial Condition, which is filed as Exhibit 13.2, and incorporated by reference into Item 7, of this Annual Report on Form 10-K (the "MD&A").

     KIC retains all liabilities for policies issued by Kemper Auto and Home prior to the closing, while Trinity Universal Insurance Company ("Trinity"), a subsidiary of Unitrin, is entitled to premiums written for substantially all policies issued or renewed by Kemper Auto and Home after the closing and is liable for losses and expenses incurred thereon. For policies issued by Kemper Direct prior to the acquisition date, the Company is liable for policy losses incurred thereon, subject to the loss indemnification described above, and is liable for unearned premiums as of the acquisition date. Kemper Auto and Home's and Kemper Direct's personal lines net written premiums were approximately $700 million in 2001.

     At the acquisition date, Unitrin's property and casualty insurance subsidiaries were not licensed in all the states where the KAH business is written nor were certain computer and data processing modifications completed to allow for the migration of the KAH business to the Company's property and casualty insurance subsidiaries. Accordingly, Trinity and KIC entered into a quota share reinsurance agreement whereby Trinity assumed 100% of the KAH business written or renewed by KIC after the acquisition date in order to provide a transitional period for Unitrin's property and casualty insurance subsidiaries to obtain licenses in the necessary states and other insurance regulatory authorizations and to complete the required computer and data processing modifications. The Company anticipates that its property and casualty insurance subsidiaries will begin directly issuing insurance policies for new business in certain states beginning in the first quarter of 2003 and will begin issuing renewal insurance policies mid-year 2003. Accordingly, the Company anticipates that the migration of the KAH business to the Company's property and casualty insurance subsidiaries will be substantially completed no earlier than the end of 2004.

     In December 2002, A.M. Best & Co., the principal insurance company rating agency, lowered its rating for KIC from "A-" (excellent) to "B+" (very good). While the rating action on KIC did not have an impact on the "A" (excellent) ratings from A.M. Best & Co. of Unitrin's property and casualty insurance subsidiaries, it may adversely impact the willingness of independent agents to renew their customers' insurance policies with KIC, even though they are reinsured by Trinity. In particular, homeowners' insurance is ratings-sensitive due to minimum rating standards imposed by certain residential mortgage lenders. Should KIC suffer further downgrades, these effects could be magnified.

     Accordingly, the Company is implementing certain plans in an effort to preserve agent relationships and enhance the prospects for an orderly transition of the KAH business to Unitrin's property and casualty insurance subsidiaries. In connection with such plans, Unitrin acquired two inactive, or "shell," insurance companies with insurance licenses in many of the required states from SCOR Reinsurance Company on December 31, 2002. The Company is also continuing to pursue necessary state licenses and other insurance regulatory authorizations, which may or may not include the acquisition of additional shell insurance companies.

     In addition, on January 8, 2003, Trinity and KIC amended the quota share reinsurance agreement between the parties to provide for a "cut-through" provision whereby Trinity will be required to pay claims directly to reinsured policyholders (or their mortgagees or loss payees, as the case may be) who have been issued new or renewal policies since July 1, 2002, in the event that KIC becomes insolvent. In accordance with the amendment, Trinity's liability under the reinsurance would be reduced by such payments made directly by Trinity to claimants. The Company cannot presently predict what impact these plans to preserve the KAH business will ultimately have on the ability of the Company to write the KAH business, nor can the Company predict what impact these developments will ultimately have on the contingent purchase price or performance bonuses described above.

Unitrin Stock Repurchases

     During 2002, Unitrin repurchased and retired 293,800 shares of its common stock in open market transactions at an aggregate cost of approximately $9.4 million. Since its inception in 1990, Unitrin has repurchased, on a post-split basis, approximately 54.6 million shares of its common stock, or nearly half of Unitrin's shares originally outstanding, for an aggregate cost of approximately $1.5 billion. At December 31, 2002, approximately 3.6 million shares of Unitrin common stock remained under Unitrin's outstanding repurchase authorizations.

     Stock repurchases may be made from time to time at prevailing prices in the open market or in privately negotiated transactions, subject to market conditions and other factors. Repurchases are financed through Unitrin's general corporate funds. Unitrin may also borrow funds under an existing bank credit facility to fund common stock repurchases.

(b) Business segment financial data

     Financial information about Unitrin's business segments for the years ended December 31, 2002, 2001, and 2000 is contained in the following portions of this 2002 Annual Report on Form 10-K of Unitrin, Inc. and is incorporated herein by reference: (i) Note 17 to the Financial Statements, and (ii) the MD&A.

(c) Description of business

     The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through six operating segments: Multi Lines Insurance, Specialty Lines Insurance, Kemper Auto and Home, Life and Health Insurance, Consumer Finance, and Unitrin Direct Sales.

     Unitrin's subsidiaries employ over 8,700 full-time associates of which approximately 1,150 are employed in the Multi Lines Insurance segment, 800 in the Specialty Lines Insurance segment, 1,000 in the Kemper Auto and Home segment, 4,570 in the Life and Health Insurance segment, 690 in the Consumer Finance segment, and 500 in the Unitrin Direct Sales segment.

     .   Property and Casualty Insurance Business

     Unitrin's property and casualty insurance business operations are conducted through the following segments: Multi Lines Insurance, Specialty Lines Insurance, Kemper Auto and Home, and Unitrin Direct Sales. The Unitrin companies operating in these segments provide automobile, homeowners, commercial multi-peril, motorcycle, boat and watercraft, fire, casualty, workers compensation, and other types of property and casualty insurance to individuals and businesses. Automobile insurance accounted for 50%, 41%, and 34% of Unitrin's consolidated insurance premiums earned for the years ended December 31, 2002, 2001, and 2000, respectively.

     Property insurance indemnifies an insured with an interest in physical property for loss of such property or the loss of its income-producing abilities. Casualty insurance primarily covers liability for damage to property of, or injury to, a person or entity other than the insured.

                          Multi Lines Insurance Segment

     The Unitrin Multi Lines Insurance segment principally is comprised of 9 insurance companies operating mainly in the southern, midwestern, western and northwestern regions of the United States. With operations located in 31 states, the Multi Lines Insurance segment has over 375,000 policies in force. The states which provided the largest amount of premium for the Multi Lines Insurance segment in 2002 were Texas (40%), Oregon (9%), Wisconsin (5%), Illinois (5%), Louisiana (5%) and Washington (5%).

     Insurance products provided by the Multi Lines Insurance segment primarily consist of preferred and standard risk automobile, homeowners, fire, commercial liability and workers compensation insurance. Multi Lines Insurance products are marketed by over 1,400 independent insurance agents in over 2,000 locations. These personal and commercial products are designed and priced for those individuals and businesses that have demonstrated favorable risk characteristics and loss history.

     Trinity Universal Insurance Company ("Trinity") and certain of Unitrin's other subsidiaries (Milwaukee Casualty Insurance Co., Milwaukee Safeguard Insurance Company, Security National Insurance Company, Trinity Universal Insurance Company of

Kansas, Inc., Valley Insurance Company and Valley Property & Casualty Insurance Company) and affiliates (Milwaukee Mutual Insurance Company, Charter County Mutual Insurance Company and Trinity Lloyd's Insurance Company) principally provide the Unitrin Multi Lines Insurance segment's preferred and standard products. These products accounted for approximately 48% of the aggregate insurance premium revenue of Unitrin's property and casualty insurance business in 2002.

     The Company is evaluating strategic alternatives available to its commercial lines business. While evaluating these alternatives, the Company expects to continue the following measures: (1) reduce policies in force in certain commercial lines through extensive re-underwriting of contractors and related industries, program business, workers compensation and product liability, (2) intensify aggressive pricing on commercial lines on selected portions of the book, (3) implement certain premium rate increases in most other product lines, subject to regulatory approvals where applicable, and (4) review underwriting guidelines in certain markets and other product lines and implement certain underwriting changes as it writes and renews its business, including placing a moratorium on new business in certain markets where adequate premium rates cannot be obtained.

                        Specialty Lines Insurance Segment

     Unitrin's Specialty Lines Insurance segment principally is comprised of 4 insurance companies operating in the southern, western, midwestern and northwestern regions of the United States. With operations located in 25 states, the Specialty Lines Insurance segment has over 346,000 policies in force. The states which provided the largest amount of premium in 2002 were California (30%), Texas (24%), and Washington (7%).

     The Specialty Lines Insurance segment's products are provided primarily by Financial Indemnity Company, Alpha Property & Casualty Insurance Company, Charter Indemnity Company and Charter County Mutual Insurance Company, and include nonstandard personal and commercial automobile, motorcycle, and specialty watercraft insurance. Nonstandard automobile insurance is provided for individuals and businesses that have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records. Nonstandard automobile insurance products are marketed through approximately 10,000 independent agents in 13,000 locations. Specialty Lines Insurance products accounted for approximately 37% of the aggregate insurance premium revenue of Unitrin's property and casualty insurance business in 2002.

                          Kemper Auto and Home Segment

     On June 28, 2002, the Company closed its previously announced asset purchase transaction with the Kemper Insurance Companies ("KIC") in which the Company acquired certain assets comprising the personal lines property and casualty insurance business of KIC known as Kemper Auto and Home.

     Unitrin's Kemper Auto and Home segment primarily conducts business in 30 states. The states which provided the largest amount of premium for Kemper Auto and Home in 2002 were New York (24%), North Carolina (15%), California (11%), Texas (6%) and Connecticut (6%).

     Insurance products provided by the Kemper Auto and Home segment mainly consist of preferred and standard risk automobile and homeowners insurance. Kemper Auto and Home products are marketed by approximately 1,500 independent insurance agents. These personal lines products are designed and priced for those individuals who have demonstrated favorable risk characteristics and loss history. Typical customers include middle to upper income individuals and families in urban, suburban and rural communities.

     As described above in Item 1(a), all new business, and all renewals of existing business, issued by Kemper Auto and Home on and after July 1, 2002 is presently being written on KIC insurance policy forms and 100% reinsured by Trinity. The Company plans that certain of its insurance subsidiaries will begin writing KAH business on their own policies in certain states during the first quarter of 2003. Kemper Independence Insurance Company and two recently acquired shell insurance companies will be dedicated to KAH and principally will provide the segment's preferred and standard products. In addition, certain of Unitrin's other property and casualty insurance subsidiaries may be made available to write Kemper Auto and Home products as needed in states in which these companies are not currently licensed.

                          Unitrin Direct Sales Segment

     On January 3, 2000, Unitrin established Unitrin Direct, a direct marketing automobile insurance unit, to market personal automobile insurance primarily through direct mail and television advertising and, to a lesser extent, the Internet. This business unit primarily utilizes Unitrin's wholly owned subsidiary, Unitrin Direct Insurance Company, but has other subsidiaries of Unitrin available for utilization as needed in states in which Unitrin Direct Insurance Company is not currently licensed. Unitrin Direct began actively marketing personal automobile insurance in the State of Pennsylvania at the beginning of 2001 and currently has sales in six states.

     On June 28, 2002, the Company closed its previously announced acquisition of the insurance companies comprising the Kemper Insurance Companies' direct marketing unit ("Kemper Direct") in a cash transaction. Kemper Direct established operations in 1997 and currently has sales in 19 states. Kemper Direct's business model is based on selling automobile insurance over the Internet through web insurance portals, click-thrus and its own e-Kemper website.

     Due to the similarity of Unitrin Direct's and Kemper Direct's business models, products and back-office operations, the Company is in the process of combining the operations of the two businesses into the single business unit, Unitrin Direct Sales. The Company believes that such a combination provides an opportunity to achieve economies of scale in a shorter time frame than would have been possible if both businesses were operated as stand-alone units.

     Unitrin Direct Sales offers a wide range of standard, preferred and nonstandard private passenger auto insurance products, and competes with companies that sell insurance directly to the consumer, as well as with companies that sell through agents. Irrespective of the sales methods used by a company, personal auto insurance is a highly competitive business, particularly in the areas of price and customer service. The overall business strategy of Unitrin Direct Sales places great emphasis on competitive pricing and quality customer service.

     Building a direct marketing insurance operation requires a significant investment resulting in up-front costs and expenses associated with marketing products and acquiring new policies. Although the Company believes that the Unitrin Direct Sales segment is positioned to achieve economies of scale over the next few years, the Company expects that Unitrin Direct Sales will continue to produce operating losses until such economies of scale are achieved. The Company expects such operating losses to decrease in 2003.

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

     The objective of the Unitrin property and casualty companies is to set reserves that are adequate; that is, the amounts recorded as reserves should at least equal the ultimate net cost to investigate and settle claims. However, the process of establishing adequate reserves is inherently uncertain, and the ultimate net cost of a claim may vary materially from the amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental, mold, construction defect and other emerging and/or long-tailed exposures now confronting property and casualty insurers. The Unitrin property and casualty insurance companies regularly monitor and evaluate loss and loss adjustment expense reserve development to verify reserve adequacy. Any adjustment to reserves is reflected in net income for the accounting period in which the adjustment is made.

     For the year ended December 31, 2002, the Company increased its property and casualty insurance reserves by $82.3 million to reflect adverse development of losses from prior accident years. The reserve increases reflect developing loss trends primarily related to construction defect, mold, automobile liability and product liability loss exposures in its commercial lines of business as well as personal automobile liability. For further information on reserves, please refer to the MD&A and Notes 1, 2, 7 and 19 to the Financial Statements.

     Storms/Catastrophe Losses

     Catastrophe losses are inherent risks of the property insurance business. Catastrophes are caused by various natural events including hurricances, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such catastrophic occurrences result in insurance losses that are and will continue to be a material factor in the results of operations and financial position of Unitrin's property and casualty insurance companies. Further, because the level of these insurance losses experienced in any year cannot be predicted, these losses contribute to the year-to-year fluctuations in the results of operations and financial position of these companies. As a consequence, management has implemented certain strategies intended to reduce exposure to catastrophe losses, including, as described below, geographic diversification of property insurance risk and catastrophe reinsurance arrangements. Although management believes that such strategies have reduced or will reduce the exposure of the property and casualty insurance operations to storm and catastrophe losses over time, the extent of such reduction is uncertain.

     With respect to storm losses, the frequency and occurrence of severe weather are difficult to predict in any year. However, geographic location can have an impact on a property insurer's exposure to losses from storms. Moreover, these storms add an element of seasonality to property insurance claims, since certain natural events, such as winter storms, tornadoes and hurricanes, typically occur more frequently at certain times of the year than others. Management has endeavored to reduce its aggregate insurance exposures in certain regions prone to natural event catastrophes through a combination of geographic expansion outside of these areas and restrictions on the amount and location of new business production.

     As a part of the overall reinsurance program covering Unitrin's property and casualty insurance companies, management acquires excess of loss reinsurance coverage designed specifically to protect against losses arising from catastrophic events such as storms. The catastrophe reinsurance program is typically purchased annually and is structured according to a series of coverage layers based on geographic region. For example, the 2002 catastrophe reinsurance program covering Unitrin's Multi Lines and Specialty Lines property and casualty insurance companies provided for $6 million in reinsurance protection for losses in excess of $4 million occurring in Washington, Oregon, California, Idaho, Nevada, Montana, Wyoming, Utah, Colorado and Arizona. With respect to New Mexico, North Dakota, South Dakota, Nebraska, Kansas, Oklahoma, Minnesota, Iowa, Missouri, Arkansas, Mississippi, Georgia, Tennessee, Kentucky, Ohio, Indiana, Illinois and Wisconsin, the program provided for $5 million in reinsurance protection for losses in excess of $5 million. The program provided $45 million in reinsurance coverage for losses in excess of $10 million in all states in which these companies operated, including the Gulf states of Texas, Louisiana and Alabama. In addition, the 2002 program provided a further layer of protection in the amount of 95% of $55 million for losses in excess of $55 million in all states in which these companies operated. This layer also was shared with the Life and Health Insurance segment's property insurance companies, but at a different attachment point and coverage level. Based on external modeling studies, the estimated probable maximum loss of the Unitrin Multi Lines and Specialty Lines property and casualty insurance companies for storms occurring in all states with a statistical frequency of occurrence of once per 100 years is approximately $29 million. For further discussion of the reinsurance program, see discussion below and Note 18 to the Financial Statements.

     In addition to the catastrophe loss exposures caused by natural events described above, the Company's property and casualty insurance companies are exposed to catastrophic events that are not the result of acts of nature, such as certain acts of terrorism, the nature and level of which in any period cannot be predicted. While there were no reported losses experienced by the Company's property and casualty insurance companies in relation to the terrorist attacks on September 11, 2001, the Company has obtained catastrophe coverage to address exposure to potential future terrorist attacks. For example, at present, the Company has aggregate terrorist coverage in the amount of $9 million in excess of a $1 million retention for personal and commercial lines business. The Company's property and casualty insurance companies are in the process of completing actions to comply with the federal Terrorism Risk Insurance Act of 2002 which, among other things, provides for the partial reimbursement of covered terrorism losses for commercial lines, subject to certain deductible amounts specified in the legislation.

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

     Pricing

     Pricing levels for property and casualty insurance are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business conditions, inflation, expense levels, and judicial decisions. In addition, many state regulators require consideration of investment income when approving or setting rates, which reduces underwriting margins. See MD&A regarding the Multi Lines Insurance, Specialty Lines Insurance, Kemper Auto and Home, and Unitrin Direct Sales segments.

     Competition

     Based on the most recent data published by A.M. Best Company ("A.M. Best") as of the end of 2001, there were approximately 900 property and casualty insurance groups in the United States, made up of nearly 2,400 companies. Unitrin's property and casualty insurance companies ranked among the 65 largest property and casualty insurance company organizations in the United States, measured by net premiums written (54th), and policyholders' surplus (65th). With respect to admitted assets,

Unitrin's property and casualty insurance companies ranked 70th relative to industry peers.

     In 2001, the industry's estimated net premiums written were over $310 billion, more than 82% of which were accounted for by 50 groups of companies. Unitrin's property and casualty insurance companies wrote less than 1% of the industry's estimated 2001 premium volume.

     Property and casualty insurance is a highly competitive business, particularly with respect to personal automobile insurance. Unitrin's property and casualty insurance companies compete on the basis of, among other measures,
(i) using appropriate pricing, (ii) maintaining underwriting discipline, (iii) selling to selected markets, (iv) utilizing technological innovations for the marketing and sale of insurance, (v) controlling expenses, (vi) maintaining adequate ratings from A.M. Best and other ratings agencies, (vii) providing quality services to agents and policyholders, and (viii) making strategic acquisitions of suitable property and casualty insurers.

     .    Life and Health Insurance Business

     Unitrin conducts its life and health insurance business through its wholly owned subsidiaries, United Insurance Company of America ("United"), The Reliable Life Insurance Company ("Reliable"), Union National Life Insurance Company ("Union National Life"), and Reserve National Insurance Company ("Reserve National").

     The Unitrin Life and Health Insurance companies mainly focus on providing individual life and health insurance products to customers who desire fundamental protection for themselves and their families. The leading product of the Unitrin Life and Health Insurance segment is ordinary life insurance, including permanent and term insurance, with an average face amount of approximately $8,600. Premiums are typically charged on a monthly basis and average approximately $14 per policy per month. Permanent policies are offered primarily on a non-participating, guaranteed-cost basis. This product accounted for 21%, 25%, and 27% of Unitrin's consolidated insurance premiums for the years ended December 31, 2002, 2001, and 2000, respectively. The states which provided the largest amount of premium for the Life and Health Insurance companies were Texas (21%), Louisiana (13%), Florida (6%), California (6%), North Carolina (5%), and Mississippi (5%).

     Career Agents

     Approximately 82% of the Unitrin Life and Health Insurance segment's premiums result from insurance products offered and distributed by the segment's career agents. United, along with Reliable and Union National Life, employ over 2,900 career agents to distribute traditional whole life insurance products in 25 states. These career agents are full-time employees who call on customers in their homes to sell life and health insurance products, provide services related to policies in force and collect premiums, typically monthly. Property insurance products written by United's subsidiaries, United Casualty Insurance Company of America ("United Casualty") and Union National Fire Insurance Company ("Union National Fire"), are also distributed by the segment's career agents.

     Customers of Unitrin's career agency companies generally are families with an annual income of less than $25,000. According to figures assembled by the U.S. Bureau of the Census as of 2001, there are nearly 32 million households in the United States with less than $25,000 of annual income, representing about 29% of all U.S. households.

     Unitrin's career agency companies, United, Reliable and Union National Life, are certified members of the Insurance Marketplace Standards Association ("IMSA"). IMSA is a voluntary membership organization whose purpose is to promote high ethical standards in the sale of individual life insurance and individual annuity products. IMSA membership must be renewed every three years.

     In 2000, the Unitrin Life and Health Insurance segment's career agency companies, including United, Reliable, Union National Life, United Casualty and Union National Fire, initiated a plan to consolidate administrative operations. Under the plan, certain duplicative back office functions of the career agency companies based in Chicago, St. Louis and Baton Rouge have substantially been combined at centralized locations. By eliminating operational redundancies, the consolidation is intended to increase the overall efficiency and cost effectiveness of the career agency companies.

     Independent Agents

     Reserve National has approximately 250 independent agents appointed to market and distribute health insurance products. These agents typically represent Reserve National only. Licensed in 31 states throughout the south, southwest and midwest, Reserve National specializes in the sale of limited benefit accident and health insurance products and Medicare Supplement insurance, primarily to individuals living in rural areas where health maintenance organizations and preferred provider organizations are less prevalent.

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

     Lapse Ratio

     The lapse ratio is a measure reflecting a life insurer's loss of existing business. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Unitrin Life and Health Insurance segment's lapse ratios for individual life insurance were 9.5%, 9%, and 10% for the years 2002, 2001, and 2000, respectively.

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

     Competition

     Based on the most recent data published by A.M. Best as of the end of 2001, there were approximately 460 life and health insurance company groups in the United States, made up of nearly 1,000 companies. The Unitrin Life and Health Insurance segment ranked among the 100 largest life and health insurance company groups, as measured by admitted assets (79th), net premiums written (93rd), and capital and surplus (48th).

     Unitrin's insurance subsidiaries generally compete using appropriate pricing, selling to selected markets, controlling expenses, maintaining adequate ratings from A.M. Best, and providing competitive services to agents and policyholders.

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

     Fireside Thrift has 36 branches in California and loan production offices in Arizona, Colorado, Kansas, Oregon and Washington. Fireside Thrift does business with nearly 3,750 automobile dealers in California, Arizona, Colorado, Idaho, Kansas, Missouri, Oregon and Washington, and is one of the largest non-prime automobile lenders in California. Fireside Thrift has over 115,000 loans outstanding totaling in excess of $800 million.

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

     Fireside Thrift's financing activities are funded primarily by FDIC-insured deposits, including term certificates ranging from one to ten years in maturity and savings accounts. Fireside Thrift competes for funds primarily with other banks and savings and loan associations.

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

     Unitrin's investment strategy is based on current market conditions and other factors that it reviews from time to time. Unitrin's consolidated investment portfolio is concentrated in obligations of United States Government Agencies and Authorities, investment-grade fixed maturities, Northrop Grumman Corporation common and preferred stock, Baker Hughes Incorporated common stock, and UNOVA, Inc. common stock and fixed maturity investments. See the discussions of Unitrin's investments under the headings "Corporate Investments," "Investees," "Investment Results," "Quantitative and Qualitative Disclosures about Market Risk," and "Liquidity and Capital Resources" in the MD&A and Notes 4, 5 and 13 to the Financial Statements.

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

     Insurance companies are required to report their financial condition and results in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance

Commissioners (the "NAIC"). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements include risk-based capital ("RBC") rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company's business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company's RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2002, the total adjusted capital of each of Unitrin's insurance subsidiaries exceeded the minimum levels required under RBC rules and had excess capacity to write additional premiums in relation to these requirements.

     The NAIC annually calculates certain statutory financial ratios for most insurance companies in the United States. These calculations are known as the Insurance Regulatory Information System ("IRIS") ratios. There presently are thirteen IRIS ratios for life and health insurers and twelve IRIS ratios for property and casualty insurers. The primary purpose of the ratios is to provide an "early warning" of any negative developments. The NAIC reports the ratios to state regulators who may then contact the companies if three or more ratios fall outside the NAIC's "usual ranges." Based on calculations as of December 31, 2001, two of Unitrin's property and casualty insurance companies, including Trinity, had three IRIS ratios outside of the usual ranges. With respect to Trinity, such IRIS ratios were due primarily to operating losses incurred in 2001 and reserve strengthening measures taken during such period.

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

     State insurance laws intended primarily for the protection of policyholders contain certain requirements that must be met prior to any change of control of an insurance company or insurance holding company that is domiciled or, in some cases, having such substantial business that it is deemed commercially domiciled, in that state. These requirements may include the advance filing of specific information with the state insurance regulators, a public hearing on the matter, and review and approval of the change of control by such regulators. The Company has insurance subsidiaries domiciled in a number of states, including California, Illinois, Kansas, Louisiana, Missouri, New York, Oklahoma, Oregon, Pennsylvania, Texas and Wisconsin. In these states, "control" generally is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of an insurance company. Any purchase of the Company's shares that would result in the purchaser owning 10% or more of the Company's voting securities would be presumed to result in the acquisition of control of the Company's insurance subsidiaries. Such an acquisition generally would require the prior approval of the insurance regulatory authorities in each state in which the Company's insurance subsidiaries are domiciled or deemed to be commercially domiciled. In addition, many states require pre-acquisition notification to the state insurance regulators of a change of control of an insurance company licensed in that state if specific market concentration thresholds would be triggered by the acquisition. While those pre-acquisition notification statutes generally do not authorize the state insurance regulators to disapprove the change of control, they do authorize the issuance of a cease and desist order with respect to the insurance company if certain conditions, such as undue market concentration, would result from the acquisition. These insurance regulatory requirements may deter, delay or prevent transactions effecting control of the Company or the ownership of the Company's voting securities, including transactions that could be advantageous to the Company's shareholders.

     Consumer Finance Regulation

Fireside Thrift is an industrial bank regulated by the California Department of Financial Institutions. Under California banking law, Fireside Thrift is permitted to engage in the activities of a commercial bank, except the activity of accepting demand deposits, and is generally subject to the same laws and regulations to which commercial banks are subject under the California banking law, which imposes minimum capitalization requirements and limits dividends, among other things. In addition, since Fireside Thrift is a member of the FDIC, it is subject to a broad scheme of regulation under the Federal Deposit Insurance Act and the regulations of the FDIC. Fireside Thrift is also subject to a large number of federal and state laws of general applicability, including Federal Reserve Board consumer credit regulations.

Item 2.  Properties.

         Owned Properties

         Unitrin owns the 41-story office building at One East Wacker Drive, Chicago, Illinois, that houses the executive offices of Unitrin. Unitrin occupies approximately 82,600 square feet of the 527,000 rentable square feet in the building. In addition, Unitrin subsidiaries together own 12 buildings located in 9 states consisting of approximately 307,000 square feet in the aggregate.

         Leased Facilities

         The Unitrin Life and Health Insurance segment leases facilities with aggregate square footage of approximately 363,000 at 162 locations in 24 states. The latest expiration date of the existing leases is December 31, 2007.

         The Unitrin Multi Lines Insurance segment leases facilities with an aggregate square footage of approximately 257,000 at 9 locations in 7 states. The latest expiration date of the existing leases is January 1, 2008.

         The Unitrin Specialty Lines Insurance segment leases facilities with an aggregate square footage of approximately 148,000 at 3 locations in 3 states. The latest expiration date of the existing leases is June 30, 2013.

         The Kemper Auto and Home segment leases facilities with an aggregate square footage of approximately 274,000 at 12 locations in 9 states. The latest expiration date of the existing leases is in June 2008.

         The Unitrin Direct Sales segment leases facilities with an aggregate square footage of approximately 87,000 at 5 locations in 3 states. The latest expiration date of the existing leases is in June 2005.

         Fireside Thrift occupies 38 leased facilities with an aggregate square footage of approximately 145,000 in 6 states (including consumer finance branches and main office buildings). The latest expiration date of the existing leases is July 22, 2008.

         The properties described above are in good condition and suitable for all presently anticipated requirements of Unitrin and its subsidiaries.

Item 3.  Legal Proceedings.

     In December 1999, a purported nationwide class action lawsuit was filed against the Company's subsidiary, United Insurance Company of America ("United") in the United States District Court for the Middle District of Florida on behalf of "all African-American persons who have (or have had at the time of the Policy's termination), an ownership interest in one or more Industrial Life Insurance Policies issued, serviced, administered or purchased from United." Plaintiffs alleged discrimination in life insurance premium rates in violation of 42 U.S.C. Sections 1981 and 1982 in addition to various state law claims; unspecified compensatory and punitive damages were sought together with equitable relief. At least twenty similar lawsuits were filed in other jurisdictions against the Company and/or its career agency life insurance subsidiaries, and the Judicial Panel on Multi-District Litigation ordered that substantially all of these lawsuits be consolidated for pretrial purposes.

     In May 2002, the Company announced a settlement to resolve issues relating to the use of race as a factor in the underwriting and pricing of life insurance by United and its subsidiaries. The settlement resolved all pending class action lawsuits on this issue, as well as other issues in the litigation unrelated to race-based underwriting. At the same time, the Company announced the completion of a settlement agreement concerning these matters with the Illinois Department of Insurance on behalf of insurance regulators nationwide. On September 19, 2002, a court order was entered giving final approval to the settlement and the Company is now in the process of implementing the terms of the settlement agreement. The Company has received approximately 1,800 confirmed opt-outs from the settlement, out of a class of more than 465,000 policies.

     In 2000, the Company recorded an after-tax charge of $32.4 million for the then estimated cost to settle these matters. In 2002, the Company recorded an after-tax charge of $2.1 million to cover certain additional costs associated with the implementation of the settlement. The precise cost to fully implement the settlement may vary from these charges based on a variety of factors and will not be known until a final accounting of settlement benefits is concluded, which is expected to occur in mid-2003. However, the Company believes that such difference, if any, will not have a material adverse effect on the Company's financial position, but could have a material adverse effect on the Company's financial results for a given period.

The Company and its subsidiaries are defendants in various other legal actions incidental to their businesses. Many of these actions are pending in jurisdictions that permit damages, including punitive damages, that are disproportionate to the actual economic damages alleged to have been incurred. The plaintiffs in certain of these suits seek class action status that, if granted, could expose the Company and its subsidiaries to potentially significant liability by virtue of the size of the purported classes. The State of Mississippi, where the Company and some of its subsidiaries are defendants in a number of lawsuits, has received national attention for the large number of multi-million dollar jury verdicts and settlements against corporations in a variety of industries. Although Mississippi law does not permit class actions, case law there allows for unlimited joinder of plaintiffs in a single action, thereby simulating a class action lawsuit, and the Company and some of its subsidiaries are defendants in such quasi-class action lawsuits. The Company and its subsidiaries believe that there are meritorious defenses to the cases referenced in this paragraph and are defending them vigorously. Although the Company believes that resolution of these cases will not have a material adverse effect on the Company's financial position, the frequency of large damage awards, including punitive damage awards having little or no relationship to the actual economic damages allegedly incurred, means that there can be no assurance that one or more of these cases will not produce a damage award which could have a material adverse effect on the Company's financial results for any given period.

Item 4.  Submission of Matters to a Vote of Security Holders.

     During the quarter ended December 31, 2002, no matters were submitted to a vote of shareholders.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Unitrin's common stock is traded on the New York Stock Exchange under the symbol of "UTR." Prior to becoming listed on the New York Stock Exchange in May 2001, Unitrin's common stock traded on the National Market Tier of the Nasdaq Stock Market. The high and low prices for Unitrin's common stock during each quarterly period in 2002 and 2001 are incorporated herein by reference to Note 21 to the Financial Statements, captioned "Quarterly Financial Information (Unaudited)."

     Information as to the amount and frequency of cash dividends declared by Unitrin on its common stock during 2002 and 2001 is incorporated herein by reference to the following portions of the Financial Statements:

     (a) Consolidated Statements of Shareholders' Equity and Comprehensive Income; and

     (b) Dividends Paid to Shareholders (Per Share) included in Note 21 under the caption "Quarterly Financial Information (Unaudited)."

     Information as to restrictions on the ability of Unitrin's subsidiaries to transfer funds to Unitrin in the form of cash dividends, loans, or advances is incorporated herein by reference to the following items:

     (a) Note 9 to the Financial Statements, captioned "Shareholders' Equity;"
and

     (b) The "Liquidity and Capital Resources" section of the MD&A.

     As of December 31, 2002, the approximate number of record holders of Unitrin's common stock was 7,500.

Item 6.  Selected Financial Data.

     Selected consolidated financial data for the five years ended December 31, 2002 is incorporated herein by reference to the data captioned "Financial Highlights" and filed as Exhibit 13.3 hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The MD&A is incorporated herein by reference and filed as Exhibit 13.2 hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     These disclosures are contained in the section of the MD&A entitled "Quantitative and Qualitative Disclosures About Market Risk" which is incorporated herein by reference and filed as Exhibit 13.2 hereto.

Item 8.  Financial Statements and Supplementary Data.

     The Financial Statements (including their related notes and the respective reports of Deloitte & Touche LLP and KPMG LLP) are incorporated herein by reference and filed as Exhibit 13.1 hereto, (with the exception of the reports of KPMG LLP, which are filed as Exhibit 23.3 hereto).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The change in Unitrin's certifying accountant was previously reported in a Current Report on Form 8-K on November 15, 2001.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information regarding directors and executive officers, including, to the extent applicable, information required by Item 405 of Regulation S-K, is incorporated herein by reference to the sections captioned "Election of Directors" and "Unitrin Executive Officers" in the Proxy Statement for the 2003 Annual Meeting of Shareholders of Unitrin. Unitrin plans to file such proxy statement within 120 days after December 31, 2002, the end of Unitrin's fiscal year.

Item 11. Executive Compensation.

     Information regarding compensation of executive officers is incorporated herein by reference to the section captioned "Executive Officer Compensation and Benefits" in the Proxy Statement for the 2003 Annual Meeting of Shareholders of Unitrin. Neither the report by the Compensation Committee of Unitrin's Board of Directors nor the Unitrin stock performance graph to be included in such Proxy Statement shall be deemed to be incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     This information is incorporated herein by reference to the section captioned "Ownership of Unitrin Common Stock" in the Proxy Statement for the 2003 Annual Meeting of Shareholders of Unitrin.

Item 13. Certain Relationships and Related Transactions.

     This information is incorporated herein by reference to the section captioned "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement for the 2003 Annual Meeting of Shareholders of Unitrin.

Item 14. Controls and Procedures.

     (a) Evaluation and Control Procedures.

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

     (b) Changes in Internal Controls.

     Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) Documents filed as part of this Report:

1.  Financial Statements. The following financial statements, in response to
    Item 8 of the Form 10-K, have been filed as Exhibit 13.1 (except the reports of KPMG LLP which have been filed as Exhibit 23.3) and together are incorporated by reference into Item 8 hereof:

    The consolidated balance sheets of Unitrin and subsidiaries as of December 31, 2002 and 2001, and the consolidated statements of income, cash flows and shareholders' equity and comprehensive income for the years ended December 31, 2002, 2001 and 2000, together with the notes thereto and the respective reports of Deloitte & Touche LLP and KPMG LLP thereon.

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

3. Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.1 through 10.9 relate to compensatory plans filed or incorporated by reference as exhibits hereto pursuant to Item 15(c) of Form 10-K.

    2 Asset Purchase Agreement, dated as of April 19, 2002, by and among Trinity Universal Insurance Company, Unitrin Services Company and Lumbermens Mutual Casualty Company and certain of its subsidiaries and affiliates (incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

    3.1 Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866)

    3.2 Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

    4.1 Rights Agreement, dated as of August 3, 1994, as amended October 12, 2000, between Unitrin, Inc. and First Union National Bank as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Unitrin, Inc.; as Exhibit B thereto, the Form of Rights Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series A Preferred Stock (incorporated herein by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866)

    4.2 Senior Indenture, dated as of June 26, 2002, by and between Unitrin, Inc. and BNY Midwest Trust Company as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 1, 2002)

    4.3 Form of Subordinated Indenture (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866)

    4.4 Officer's Certificate, including form of Senior Note with respect to the Company's 5.75% Senior Notes due July 1, 2007 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed July 1, 2002)

    10.1 Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

    10.2 Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

    10.3 Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit
             10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

    10.4 Unitrin, Inc. 2002 Stock Option Plan (incorporated herein by reference to Exhibit A of the Company's Proxy Statement, dated March 25, 2002, in connection with the Company's 2002 Annual Meeting of Shareholders)

    10.5 Unitrin, Inc. Pension Equalization Plan (incorporated herein by reference to Exhibit 10.4 to Unitrin's Annual Report on Form 10-K for the year ended December 31, 1994), as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

    10.6 Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002), with the following executive officers:

                    Richard C. Vie (Chairman and Chief Executive Officer)
                    Donald G. Southwell (President and Chief Operating Officer) David F. Bengston (Vice President)
                    John M. Boschelli (Treasurer)
                    Eric J. Draut (Executive Vice President and Chief Financial Officer)
                    Edward J. Konar (Vice President)
                    Scott Renwick (Senior Vice President, General Counsel and Secretary)
                    Richard Roeske (Vice President and Chief Accounting Officer)

             Each of the foregoing agreements is identical except that the severance compensation multiple is 3.00 for Mr. Vie and 2.0 for the other executive officers.

    10.7     Unitrin, Inc. Severance Plan (incorporated herein by reference to
             Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

    10.8 1998 Unitrin, Inc. Bonus Plan for Senior Executives (incorporated herein by reference to Exhibit A to the Proxy Statement, dated April 9, 1998, in connection with the Company's 1998 Annual Meeting of Shareholders)

    10.9 Unitrin, Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

    10.10 Credit Agreement, dated August 30, 2002, among Unitrin, Inc., the Lenders party thereto, Bank One, N.A., as administrative agent and Wachovia Bank, N.A., as syndication agent (incorporated herein by reference to Exhibit 10.1 to Unitrin's Current Report on Form 8-K filed September 4, 2002)

    10.11 Registration Rights Agreement, dated as of January 23, 2001, by and among, Northrop Grumman Corporation, NNG, Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation, and Unitrin, Inc. (incorporated by reference to Exhibit 2.1 to Unitrin's Schedule 13D with respect to Northrop Grumman Corporation dated April 13, 2001)

    10.12 Second Amended and Restated Distribution Agreement, dated as of August 17, 2001, between Unitrin, Inc. and Curtiss-Wright Corporation (incorporated by reference to Exhibit 99.1 to Unitrin's Amendment No. 6 to its Schedule 13D with respect to Curtiss-Wright Corporation dated August 17, 2001)

    12       Ratios of Earnings to Fixed Charges

    13.1     Financial Statements

    13.2     MD&A

    13.3     Financial Highlights

     21      Subsidiaries of Unitrin, Inc.

     23.1 Reports of Deloitte & Touche LLP (included in Exhibit 13.1 and filed as Exhibit 23.1 hereof)

     23.2    Consent of Deloitte & Touche LLP

     23.3    Reports of KPMG LLP

     23.4    Consent of KPMG LLP

     24      Power of Attorney (included on the signature page hereof)

     99.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2    Certification of Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

        During the quarter ended December 31, 2002, the Company filed a Current Report on Form 8-K dated October 17, 2002 reporting under Items 7 and 9 an increase in the Company's property and casualty insurance reserves in the third quarter of 2002 to reflect development of prior accident year losses.

         (c) Exhibits. Included in Item 15(a)3 above

         (d) Financial Statement Schedules. Included in Item 15(a)2 above


                  Caution Regarding Forward-Looking Statements

        This 2002 Annual Report on Form 10-K, and the accompanying Financial Statements and MD&A, contain forward-looking statements which usually include words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "expect(s)," "forecast(s)," "intend(s)," "plan(s)" and similar expressions. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this 2002 Annual Report on Form 10-K. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in such statements. Such risks and uncertainties include, but are not limited to, those described in the MD&A, the accompanying Financial Statements, changes in economic factors (such as interest rates, unemployment rates, and stock market fluctuations), changes in competitive conditions (including availability of labor with required technical or other skills), the number and severity of insurance claims (including those associated with catastrophe losses), regulatory approval of insurance premium rates and policy forms, license applications and similar matters, governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations), adverse judgments in litigation to which Unitrin or its subsidiaries are parties, realization of economies of scale, and the successful migration of the Kemper Auto and Home business. No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. The Company assumes no obligation to release publicly any revisions to any forward-looking statements as a result of events or developments subsequent to the date of this 2002 Annual Report on Form 10-K.

                                POWER OF ATTORNEY

          Each person whose signature appears below hereby appoints each of Richard C. Vie, Chairman of the Board and Chief Executive Officer, Eric J. Draut, Executive Vice President and Chief Financial Officer, and Scott Renwick, Senior Vice President, General Counsel and Secretary, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K of Unitrin, Inc., together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Unitrin, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Unitrin, Inc. has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on January 29, 2003.

                                                     UNITRIN, INC.
                                                     (Registrant)

                                                By:  /s/ Richard C. Vie
                                                     ---------------------------
                                                     Richard C. Vie
                                                     Chairman of the Board and
                                                     Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Unitrin, Inc. in the capacities indicated on January 29, 2003.

   Signature                                                      Title
   ---------                                                      -----
/s/ Richard C. Vie                                    Chairman of the Board, Chief Executive
-----------------------------------                   Officer and Director
Richard C. Vie

/s/ Donald G. Southwell                               President, Chief Operating Officer
-----------------------------------                   and Director
Donald G. Southwell

/s/ Eric J. Draut                                     Executive Vice President,
-----------------------------------                   Chief Financial Officer and Director
Eric J. Draut                                         (principal financial officer)

/s/ Richard Roeske                                    Vice President and Chief Accounting Officer
-----------------------------------                   (principal accounting officer)
Richard Roeske

/s/ James E. Annable                                  Director
-----------------------------------
James E. Annable

/s/ Douglas G. Geoga                                  Director
-----------------------------------
Douglas G. Geoga

/s/ Reuben L. Hedlund                                 Director
-----------------------------------
Reuben L. Hedlund

/s/ Jerrold V. Jerome                                 Director
-----------------------------------
Jerrold V. Jerome

/s/ William E. Johnston, Jr.                          Director
-----------------------------------
William E. Johnston, Jr.

                                                      Director
-----------------------------------
Fayez S. Sarofim

/s/ Ann E. Ziegler                                    Director
-----------------------------------
Ann E. Ziegler

                                 CERTIFICATIONS

I, Richard C. Vie, certify that:

         1. I have reviewed this annual report on Form 10-K of Unitrin, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003

                                                  /s/ Richard C. Vie
                                                  ------------------------------
                                                  Richard C. Vie
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                                 CERTIFICATIONS

I, Eric J. Draut, certify that:

         1. I have reviewed this annual report on Form 10-K of Unitrin, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003

                                                    /s/ Eric J. Draut
                                                    ----------------------------
                                                    Eric J. Draut
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                   SCHEDULE I

                          UNITRIN, INC. AND SUBSIDIARIES
              INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2002
                              (Dollars in Millions)

                                                                                                                    Amount
                                                                      Amortized               Fair                Carried in
                                                                        Cost                 Value              Balance Sheet
                                                                -------------------   ------------------    --------------------
Fixed Maturities:
   Bonds and Notes:
     United States Government and
       Government Agencies and Authorities                      $           1,260.4   $          1,298.3    $            1,298.3
     States, Municipalities
       and Political Subdivisions                                             608.2                629.8                   629.8
   Corporate Securities:
     Other Bonds and Notes                                                    957.4              1,031.6                 1,031.6
     Redemptive Preferred Stocks                                               61.7                 63.3                    63.3
                                                                -------------------   ------------------    --------------------
       Total Investments in Fixed Maturities                                2,887.7              3,023.0                 3,023.0
                                                                -------------------   ------------------    --------------------

Northrop Grumman Corporation Preferred Stock                                  177.5                218.9                   218.9
Northrop Grumman Corporation Common Stock                                     661.5                743.6                   743.6
Other Equity Securities:
   Common Stocks                                                              286.9                333.7                   333.7
   Preferred Stocks                                                            97.6                 98.1                    98.1
                                                                -------------------   ------------------    --------------------
       Total Investments in Other Equity Securities                           384.5                431.8                   431.8
                                                                -------------------   ------------------    --------------------

Investees (A)
   UNOVA, Inc.                                                                 64.9                 75.9                    64.9
                                                                -------------------   ------------------    --------------------
       Total Investees                                                         64.9                 75.9                    64.9
                                                                -------------------   ------------------    --------------------

Loans, Real Estate and Short-term Investments                                 821.6                XXX.X                   821.6
                                                                -------------------                         --------------------

       Total Investments                                        $           4,997.7                         $            5,303.8
                                                                ===================                         ====================


(A) - Amortized Cost = Cost Plus Cumulative Undistributed Earnings.


See Accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                                  UNITRIN, INC.
                PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                              (Dollars in Millions)

                                                                                            Years Ended December 31,
                                                                              ------------------------------------------------
                                                                                    2002             2001             2000
                                                                              --------------    --------------    ------------
Net Income (Loss)                                                             $         (8.2)   $        380.9    $       91.0

Other Comprehensive Income (Loss):
   Gross Unrealized Holding Gains (Losses) Arising During Year:
        Securities Held by Subsidiaries                                                (11.3)            108.4           311.5
        Securities Held by Parent                                                       (2.7)             35.0             0.1
        Cumulative Translation Adjustment                                                2.4               3.7            (6.8)
                                                                              --------------    --------------    ------------
        Gross Unrealized Holding Gains (Losses) Arising During Year                    (11.6)            147.1           304.8
        Income Tax Benefit (Expense)                                                     4.1             (51.6)         (107.0)
                                                                              --------------    --------------    ------------
        Unrealized Holding Gains (Losses) Arising During Year, Net                      (7.5)             95.5           197.8
                                                                              --------------    --------------    ------------

   Reclassification Adjustment for Gross (Gains) Losses Realized in
     Net Income:
        Securities Held by Subsidiaries                                                 20.8             (10.5)         (132.9)
        Income Tax Expense (Benefit)                                                    (7.3)              3.7            46.5
                                                                              --------------    --------------    ------------
        Reclassification Adjustment for (Gains) Losses Realized in
          Net Income (Loss), Net                                                        13.5              (6.8)          (86.4)
                                                                              --------------    --------------    ------------
Other Comprehensive Income                                                               6.0              88.7           111.4
                                                                              --------------    --------------    ------------

Total Comprehensive Income (Loss)                                             $         (2.2)   $        469.6    $      202.4
                                                                              ==============    ==============    ============



See Accompanying Independent Auditors' Reports.

                                                                     SCHEDULE II

                                  UNITRIN, INC.
                          PARENT COMPANY BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                              (Dollars in Millions)

                                                                                                    December 31,
                                                                                            -----------------------------
                                                                                                2002            2001
                                                                                            -------------   -------------
ASSETS
------

Investment in Subsidiaries and Investee                                                      $    1,981.8    $    2,364.5
Northrop Grumman Preferred Stock at Fair Value (Cost: 2002 - $186.9; 2001 $146.2)                   218.9           181.3
Northrop Grumman Common Stock at Fair Value (Cost: 2002 - $112.1)                                     111             0.0
Other Equity Securities at Fair Value (Cost: 2002 - $0.7; 2001 - $0.3)                                0.8             0.5
Short Term Investments                                                                               13.0             0.0
Other Investments                                                                                    70.0             0.0
Other Assets                                                                                          3.7             2.6
                                                                                             -------------   -------------

Total Assets                                                                                 $    2,399.2    $    2,548.9
                                                                                             =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Senior Notes Payable, 5.75% Due 2007 (Fair Value: 2002 - $315.0)                             $      297.1    $        0.0
Notes Payable under Revolving Credit Agreement                                                       80.0           254.0
Notes Payable to Subsidiary, 6.75% Due 2008                                                           0.0           155.0
Accrued Expenses and Other Liabilities                                                              219.7           223.1
                                                                                             -------------   -------------

Total Liabilities                                                                                   596.8           632.1
                                                                                             -------------   -------------

Shareholders' Equity:
  Common Stock                                                                                        6.8             6.7
  Additional Paid-in Capital                                                                        512.9           488.8
  Retained Earnings                                                                               1,086.4         1,231.0
  Accumulated Other Comprehensive Income                                                            196.3           190.3
                                                                                             -------------   -------------

Total Shareholders' Equity                                                                        1,802.4         1,916.8
                                                                                             -------------   -------------

Total Liabilities and Shareholders' Equity                                                   $    2,399.2    $    2,548.9
                                                                                             =============   =============

See Accompanying Independent Auditors' Reports.

                                                                     SCHEDULE II

                                  UNITRIN, INC.
                     PARENT COMPANY STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                              (Dollars in Millions)

                                                                                   Years Ended December 31,
                                                                              ----------------------------------
                                                                                 2002         2001        2000
                                                                              ---------    ---------    --------
Operating Activities:
   Net Income (Loss)                                                          $    (8.2)   $   380.9    $   91.0
   Adjustment Required to Reconcile Net Income
      to Net Cash Provided by Operations:
       Equity in Net Income (Loss) of Subsidiaries and Investees                    8.6       (357.7)     (120.9)
       Cash Dividends from Subsidiaries                                           380.9         96.0       188.0
       Cash Dividends from Investee                                                   -          1.7         2.3
       Net Realized Investment (Gains) Losses                                         -        (54.8)        0.7
       Other, Net                                                                  (1.5)       (98.9)      158.9
                                                                              ---------    ---------    --------

Net Cash Provided (Used) by Operating Activities                                  379.8        (32.8)      320.0
                                                                              ---------    ---------    --------

Investing Activities:
   Purchase of Common Stock                                                       (32.4)           -           -
   Acquisition of Businesses                                                      (55.2)           -           -
   Intercompany Sale of Subsidiary                                                    -        207.0
   Change in Short-term Investments                                               (13.0)       173.1      (144.1)
   Capital Contributed to Subsidiaries                                           (133.0)       (10.0)      (25.0)
   Other, Net                                                                      (0.7)           -           -
                                                                              ---------    ---------    --------

Net Cash Provided (Used) by Investing Activities                                 (234.3)       370.1      (169.1)
                                                                              ---------    ---------    --------

Financing Activities:
   Notes Payable Proceeds:
       Revolving Credit Agreement                                                 638.0        831.0       756.7
       Senior Notes Issued                                                        296.8            -           -
   Notes Payable Payments:
       Revolving Credit Agreement                                                (812.0)      (756.0)     (688.7)
       To Subsidiary                                                             (155.0)      (295.0)          -
   Cash Dividends Paid                                                           (112.4)      (108.0)     (103.1)
   Common Stock Repurchases                                                        (9.4)       (26.6)     (122.3)
   Issuance of Unitrin Common Stock                                                 8.5         17.3         6.5
                                                                              ---------    ---------    --------

Net Cash Used by Financing Activities                                            (145.5)      (337.3)     (150.9)
                                                                              ---------    ---------    --------

Increase (Decrease) in Cash                                                           -            -           -
Cash, Beginning of Year                                                               -            -           -
                                                                              ---------    ---------    --------

Cash, End of Year                                                             $       -    $       -    $      -
                                                                              =========    =========    ========

See Accompanying Independent Auditors' Reports.

                                                                     SCHEDULE II

                                  UNITRIN, INC.
                       PARENT COMPANY STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                              (Dollars in Millions)

                                                                             Years Ended December 31,
                                                                    ------------------------------------------
                                                                        2002           2001           2000
                                                                    ------------   ------------   ------------
    Net Investment Income                                           $       13.4   $        8.3   $        0.0
    Net Realized Investment Gains (Losses)                                   0.0           54.8           (0.7)
                                                                    ------------   ------------   ------------
    Total Revenues                                                          13.4           63.1           (0.7)
                                                                    ------------   ------------   ------------

    Interest Expense                                                        18.3           26.8           48.7
    Other Operating (Income) Expenses                                       (0.7)          (2.3)          (3.4)
                                                                    ------------   ------------   ------------
    Total Operating Expenses                                                17.6           24.5           45.3
                                                                    ------------   ------------   ------------

    Income (Loss) Before Income Taxes and Equity
       in Net Income of Subsidiaries and Investees                          (4.2)          38.6          (46.0)

    Income Tax Benefit (Expense)                                             4.6          (15.4)          16.1
                                                                    ------------   ------------   ------------

    Income (Loss) Before Equity in
       Net Income (Loss) of Subsidiaries and Investees                       0.4           23.2          (29.9)

    Equity in Net Income (Loss) of Subsidiaries and Investees               (8.6)         357.7          120.9
                                                                    ------------   ------------   ------------

    Net Income                                                      $       (8.2)  $      380.9   $       91.0
                                                                    ============   ============   ============


    See Accompanying Independent Auditors' Reports.

                                                                    SCHEDULE III

                         UNITRIN, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION

                              (Dollars in Millions)

                                                                                         Insurance     Amortization
                                                                                           Claims       Of Deferred
                                                                              Net           and          Policy         Other
                                                  Premiums       Other     Investment   Policyholders' Acquisition   Insurance
                                    Premiums      Written       Income       Income       Benefits        Costs       Expenses
                                   -----------   ----------   ----------   ----------   -------------- -----------  ------------
Year Ended December 31, 2002:
   Life and Health (1)             $    653.2    $      N/A   $      4.3   $   151.6     $   387.3     $     60.7   $      273.3
   Multi Lines                          584.2         590.6           --        31.6         524.8           84.9           99.3
   Specialty Lines                      452.9         485.0           --        14.8         366.0           69.4           32.9
   Unitrin Direct Sales                  73.6          98.5           --         0.9          65.8            1.4           42.4
   Kemper Auto and Home                 114.1         331.0         31.9         2.8          88.4           20.9           58.5
   Other                                   --           N/A          3.6        20.2            --             --          (13.0)
                                   ----------    ----------   ----------   ---------     ---------     ----------   ------------

      Total                        $  1,878.0    $      N/A   $     39.8   $   221.9     $ 1,432.3     $    237.3   $      493.4
                                   ==========    ==========   ==========   =========     =========     ==========   ============

Year Ended December 31, 2001:
   Life and Health (1)             $    635.1    $      N/A   $      4.9   $   176.9     $   371.7     $     63.0   $      275.9
   Multi Lines                          570.3         579.9           --        42.0         546.2           71.5          106.9
   Specialty Lines                      345.4         347.6           --        14.1         289.1           54.0           33.6
   Unitrin Direct Sales                  10.4          24.1           --          --          10.1             --           22.9
   Other                                   --           N/A          3.9         3.5            --             --           (3.0)
                                   ----------    ----------   ----------   ---------     ---------     ----------   ------------

      Total                        $  1,561.2    $      N/A   $      8.8   $   236.5     $ 1,217.1     $    188.5   $      436.3
                                   ==========    ==========   ==========   =========     =========     ==========   ============

Year Ended December 31, 2000:
   Life and Health (1)             $    678.3    $      N/A   $      3.7   $   181.4     $   423.0     $     68.3   $      304.0
   Multi Lines                          548.8         564.3           --        45.0         450.2           69.7          102.7
   Specialty Lines                      215.0         258.5           --        14.3         166.4           34.2           23.3
   Unitrin Direct Sales (2)                --            --           --          --            --             --            6.1
   Other                                   --           N/A          4.3       (19.8)           --             --            1.2
                                   ----------    ----------   ----------   ---------     ---------     ----------   ------------

      Total                        $  1,442.1    $      N/A   $      8.0   $   220.9     $ 1,039.6     $    172.2   $      437.3
                                   ==========    ==========   ==========   =========     =========     ==========   ============


                                     Deferred
                                      Policy
                                    Acquisition   Insurance     Unearned
                                      Costs        Reserves     Premiums
                                   ------------  ------------  -----------
Year Ended December 31, 2002:
   Life and Health (1)             $     298.4   $    2,221.9  $      31.4
   Multi Lines                            27.1          675.5        261.0
   Specialty Lines                        18.9          192.1        151.6
   Unitrin Direct Sales                    1.1           50.1         73.4
   Kemper Auto and Home                   37.1           51.8        216.9
   Other                                    --             --           --
                                   -----------   ------------  -----------

      Total                        $     382.6   $    3,191.4  $     734.3
                                   ===========   ============  ===========

Year Ended December 31, 2001:
   Life and Health (1)             $     282.6   $    2,164.1  $      27.7
   Multi Lines                            31.4          544.8        254.5
   Specialty Lines                        14.5          143.6        119.5
   Unitrin Direct Sales                                   5.1         14.7
   Other                                    --             --           --
                                   -----------   ------------  -----------

      Total                        $     328.5   $    2,857.6  $     416.4
                                   ===========   ============  ===========

Year Ended December 31, 2000:
   Life and Health (1)             $     273.6   $    2,108.8  $      27.6
   Multi Lines                            32.9          424.5        292.0
   Specialty Lines                        15.7          109.5         65.7
   Unitrin Direct Sales (2)                 --             --           --
   Other                                    --             --           --
                                   -----------   ------------  -----------

      Total                        $     322.2   $    2,642.8  $     385.3
                                   ===========   ============  ===========

(1) The Company's Life and Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life and Health Insurance segment.

(2) Unitrin Direct Sales Other Insurance expenses include primarily start-up costs.

See Accompanying Independent Auditors' Reports.

                                                                     SCHEDULE IV

                                  UNITRIN, INC.
                              REINSURANCE SCHEDULE
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
                              (Dollars in Millions)

                                                                                                       Percentage
                                                          Ceded to       Assumed                       of Amount
                                             Gross          Other       from Other        Net          Assumed to
                                             Amount       Companies     Companies        Amount           Net
                                         -------------   -----------   -----------   -------------   -------------
Year Ended December 31, 2002:
-----------------------------
Life Insurance in Force                  $   20,497.2    $  1,153.2    $      0.0    $   19,344.0                -

Premiums
    Life Insurance                       $      404.5    $      1.5    $      0.3    $      403.3                -
    Accident and Health Insurance               157.9           2.3           0.0           155.6                -
    Property and Liability Insurance          1,125.8          36.3         229.6         1,319.1             17.4%
                                         ------------    ----------    ----------    ------------    -------------
Total Premiums                           $    1,688.2    $     40.1    $    229.9    $    1,878.0             12.2%
                                         ============    ==========    ==========    ============    =============

Year Ended December 31, 2001:
-----------------------------
Life Insurance in Force                  $   19,958.0    $  1,157.9    $      0.0    $   18,800.1                -

Premiums
    Life Insurance                       $      398.0    $      1.4    $      0.0    $      396.6                -
    Accident and Health Insurance               153.3           2.4           0.0           150.9                -
    Property and Liability Insurance            939.7          32.2         106.2         1,013.7             10.5%
                                         ------------    ----------    ----------    ------------    -------------
Total Premiums                           $    1,491.0    $     36.0    $    106.2    $    1,561.2              6.8%
                                         ============    ==========    ==========    ============    =============

Year Ended December 31, 2000:
-----------------------------
Life Insurance in Force                  $   20,990.1    $  1,389.1    $      0.0    $   19,601.0                -

Premiums
    Life Insurance                       $      404.6    $      1.9    $      0.0    $      402.7                -
    Accident and Health Insurance               194.7           4.3           0.0           190.4                -
    Property and Liability Insurance            769.5          23.5         103.0           849.0             12.1%
                                         ------------    ----------    ----------    ------------    -------------
Total Premiums                           $    1,368.8    $     29.7    $    103.0    $    1,442.1              7.1%
                                         ============    ==========    ==========    ============    =============

See Accompanying Independent Auditors' Reports.