Form 10-Q
period 2003-03-31
UNITRIN INC
filed 2003-04-23
CIK 860748

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For Quarterly Period Ended March 31, 2003

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                       to
                               ---------------------    ---------------------

                         Commission file number 0-18298

                                  Unitrin, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                      95-4255452
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)

 One East Wacker Drive, Chicago, Illinois                       60601
 (Address of principal executive offices)                    (Zip Code)

                                 (312) 661-4600
              (Registrant's telephone number, including area code)

                                 Not Applicable
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No _____

67,534,595 shares of common stock, $0.10 par value, were outstanding as of March 31, 2003.

                                  UNITRIN, INC.

                                      INDEX

                                                                                     Page
                                                                                     ----
PART I.     Financial Information.

Item 1.     Financial Statements

            Condensed Consolidated Statements of Income for the Three Months Ended
               March 31, 2003 and 2002 (Unaudited).                                    1

            Condensed Consolidated Balance Sheets as of March 31, 2003 (Unaudited)
               and December 31, 2002.                                                  2

            Condensed Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 2003 and 2002 (Unaudited).                              3

            Notes to the Condensed Consolidated Financial Statements (Unaudited).     4-14

Item 2.     Management's Discussion and Analysis of Results of Operations and
               Financial Condition.                                                  15-23

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.              24-26

Item 4.     Controls and Procedures.                                                  27

PART II.    Other Information.

Item 1.     Legal Proceedings.                                                        28

Item 6.     Exhibits and Reports on Form 8-K.                                        28-30

Signatures                                                                            31

Certifications                                                                       32-33

                         UNITRIN, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

                                                            Three Months Ended
                                                           ---------------------
                                                           March 31,   March 31,
                                                             2003        2002
                                                           ---------   ---------
Revenues:
Premiums                                                    $581.1      $414.7
Consumer Finance Revenues                                     46.6        39.9
Net Investment Income                                         51.7        55.2
Other Income                                                  10.3         1.8
Net Realized Investment Gains                                  5.9         0.3
                                                            ------      ------
Total Revenues                                               695.6       511.9
                                                            ------      ------

Expenses:
Insurance Claims and Policyholders' Benefits                 423.6       301.5
Insurance Expenses                                           210.7       156.7
Consumer Finance Expenses                                     35.3        32.4
Interest and Other Expenses                                    9.7         4.8
                                                            ------      ------
Total Expenses                                               679.3       495.4
                                                            ------      ------

Income before Income Taxes and Equity
   in Net Income (Loss) of Investee                           16.3        16.5
Income Tax Expense                                             3.3         4.6
                                                            ------      ------
Income before Equity in Net Income (Loss) of Investee         13.0        11.9
Equity in Net Income (Loss) of Investee                        0.4        (2.7)
                                                            ------      ------

Net Income                                                  $ 13.4      $  9.2
                                                            ======      ======

Net Income Per Share                                        $ 0.20      $ 0.14
                                                            ======      ======

Net Income Per Share Assuming Dilution                      $ 0.20      $ 0.13
                                                            ======      ======

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                         UNITRIN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in millions, except per share amounts)

                                                                 March 31,    December 31,
                                                                   2003            2002
                                                                -----------   ------------
                                                                (Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized
   Cost: 2003 - $3,148.4; 2002 - $2,887.7)                        $3,285.7       $3,023.0
Northrop Grumman Corporation Preferred Stock at Fair Value
   (Cost: 2003 - $177.5; 2002 - $177.5)                              221.8          218.9
Northrop Grumman Corporation Common Stock at Fair Value
   (Cost: 2003 - $661.5; 2002 - $661.5)                              657.7          743.6
Other Equity Securities at Fair Value
   (Cost: 2003 - $361.1; 2002 - $384.5)                              380.1          431.8
Investee at Cost Plus Cumulative Undistributed Earnings
   (Fair Value: 2003 - $68.0; 2002 - $75.9)                           65.2           64.9
Short-term Investments at Cost which Approximates Fair Value         437.7          556.8
Other                                                                284.1          264.8
                                                                  --------       --------
Total Investments                                                  5,332.3        5,303.8
                                                                  --------       --------

Cash                                                                  19.0           16.9
Consumer Finance Receivables at Cost (Fair
   Value: 2003 - $856.8; 2002 - $829.9)                              860.5          830.3
Other Receivables                                                    918.2          669.6
Deferred Policy Acquisition Costs                                    392.4          382.6
Goodwill                                                             344.7          344.7
Other Assets                                                         153.0          157.7
                                                                  --------       --------
Total Assets                                                      $8,020.1       $7,705.6
                                                                  ========       ========

Liabilities and Shareholders' Equity:
Insurance Reserves:
Life and Health                                                   $2,233.1       $2,216.5
Property and Casualty                                              1,290.9          974.9
                                                                  --------       --------
Total Insurance Reserves                                           3,524.0        3,191.4
                                                                  --------       --------

Investment Certificates and Savings Accounts at Cost
   (Fair Value: 2003 - $881.4; 2002 - $864.7)                        880.4          857.6
Unearned Premiums                                                    789.5          734.3
Accrued and Deferred Income Taxes                                    313.2          350.5
Note Payable under Revolving Credit Agreement at
   Cost which approximates Fair Value                                 80.0           80.0
Senior Notes Payable at Amortized Cost
   (Fair Value: 2003 - $315.5; 2002 - $315.0)                        297.2          297.1
Accrued Expenses and Other Liabilities                               419.8          392.3
                                                                  --------       --------
Total Liabilities                                                  6,304.1        5,903.2
                                                                  --------       --------

Shareholders' Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized;
   67,534,595 and 67,596,409 Shares Issued and Outstanding at
   March 31, 2003 and December 31, 2002                                6.8            6.8
Paid-in Capital                                                      512.9          512.9
Retained Earnings                                                  1,070.9        1,086.4
Accumulated Other Comprehensive Income                               125.4          196.3
                                                                  --------       --------
Total Shareholders' Equity                                         1,716.0        1,802.4
                                                                  --------       --------
Total Liabilities and Shareholders' Equity                        $8,020.1       $7,705.6
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

                         UNITRIN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                               Three Months Ended
                                                              ---------------------
                                                              March 31,   March 31,
                                                                2003        2002
                                                              ---------   ---------
Operating Activities:
Net Income                                                     $  13.4     $   9.2
Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operations:
   Increase in Deferred Policy Acquisition Costs                  (8.4)       (5.4)
   Equity in Net (Income) Loss of Investee before Taxes           (0.7)        4.2
   Amortization of Investments                                     2.9         1.8
   Increase (Decrease) in Receivables                             37.6       (13.4)
   Increase in Insurance Reserves and Unearned Premiums          100.3        68.7
   Increase in Accrued and Deferred Income Taxes                   1.0         1.1
   Increase in Accrued Expenses and Other Liabilities              2.1        41.9
   Net Realized Investment Gains                                  (5.9)       (0.3)
   Provision for Loan Losses                                      11.0         9.7
   Other, Net                                                      8.7         6.3
                                                               -------     -------
Net Cash Provided by Operating Activities                        162.0       123.8
                                                               -------     -------

Investing Activities:
Sales and Maturities of Fixed Maturities                         428.7       462.9
Purchases of Fixed Maturities                                   (689.3)     (375.8)
Sales and Redemptions of Equity Securities                        39.8         3.2
Purchases of Equity Securities                                   (13.5)      (34.0)
Change in Short-term Investments                                 119.1       (27.3)
Acquisition and Improvements of Investment Real Estate           (18.2)       (0.3)
Change in Other Investments                                       (0.8)       (1.0)
Change in Consumer Finance Receivables                           (41.2)      (27.9)
Change in Capital Assets                                          (3.2)       (8.9)
                                                               -------     -------
Net Cash Used by Investing Activities                           (178.6)       (9.1)
                                                               -------     -------

Financing Activities:
Change in Investment Certificates and Savings Accounts            22.9         6.3
Change in Universal Life and Annuity Contracts                     1.3         1.3
Change in Liability for Funds Held for Securities on Loan         24.0       (97.1)
Notes Payable Proceeds                                            40.0       183.0
Notes Payable Payments                                           (40.0)     (183.8)
Cash Dividends Paid                                              (28.1)      (28.1)
Common Stock Repurchases                                          (1.4)         --
Other, Net                                                          --         3.1
                                                               -------     -------
Net Cash Provided (Used) by Financing Activities                  18.7      (115.3)
                                                               -------     -------
Increase (Decrease) in Cash                                        2.1        (0.6)
Cash, Beginning of Year                                           16.9        27.9
                                                               -------     -------
Cash, End of Period                                            $  19.0     $  27.3
                                                               =======     =======

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Unitrin, Inc. ("Unitrin" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") but do not include all information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of the Company's management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation. Certain prior period amounts have been reclassified to conform to the current presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2002.

Accounting Changes
------------------

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prospectively to all awards granted, modified or settled on or after January 1, 2003.

The effects on Net Income, Net Income Per Share and Net Income Per Share Assuming Dilution if the fair value based method had been applied to all awards since the effective date of SFAS No. 123 for the periods presented below were:

                                                          Three Months Ended
                                                        ----------------------
                                                        March 31,    March 31,
(Dollars in Millions, Except Per Share Amounts)            2003         2002
-----------------------------------------------         ---------    ---------

Net Income, As Reported                                   $13.4        $ 9.2
Add: Stock-Based Compensation Expense Included
   in Reported Net Income, Net of Related Tax
   Effects                                                  0.3          0.2
Deduct: Total Stock-Based Employee Compensation
   Expense Determined under Fair Value Based
   Method for All Awards, Net of Related Tax
   Effects                                                 (0.9)        (1.4)
                                                          -----        -----

Pro Forma Net Income                                      $12.8        $ 8.0
                                                          =====        =====

Net Income Per Share:
   As Reported                                            $0.20        $0.14
                                                          =====        =====
   Pro Forma                                              $0.19        $0.12
                                                          =====        =====

Net Income Per Share Assuming Dilution:
   As Reported                                            $0.20        $0.13
                                                          =====        =====
   Pro Forma                                              $0.19        $0.12
                                                          =====        =====

Prior to January 1, 2003, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. For the three months ended March 31, 2002, the Company recorded compensation expense of $0.2 million after-tax due to the modification of certain stock options accounted for under APB Opinion No. 25.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation (continued)

On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The initial application of SFAS No. 143 did not have an impact on the Company's financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company did not create or obtain an interest in a variable interest entity during the period February 1, 2003 through March 31, 2003. Accordingly, FIN 46 had no impact on the Company's financial statements.

Note 2 - Acquisition of Businesses

On June 28, 2002, the Company closed its acquisition of the personal lines property and casualty insurance business of the Kemper Insurance Companies ("KIC") in a cash transaction. The Individual and Family Group business unit acquired from KIC, referred to herein as "Kemper Auto and Home" or "KAH," specializes in the sale of personal automobile and homeowners' insurance through independent agents.

KIC retained all liabilities for policies issued by Kemper Auto and Home prior to the closing, while Trinity Universal Insurance Company ("Trinity"), a subsidiary of Unitrin, is entitled to premiums written for substantially all policies issued or renewed by Kemper Auto and Home after the closing and is liable for losses and expenses incurred thereon. In connection with the acquisition, the Company also acquired the stock of KIC's direct distribution personal lines subsidiaries ("Kemper Direct"), which sell personal automobile insurance to consumers over the Internet. Pursuant to the provisions of the stock acquisition agreement between the Company and KIC, the Company is indemnified for 90% of any adverse loss and loss adjustment expense reserve development for policy losses incurred by Kemper Direct prior to the acquisition date, while KIC is entitled to 90% of any favorable development on such policy losses.

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

The Company's property and casualty insurance subsidiaries began directly issuing insurance policies for new business in a few states in March 2003. The Company anticipates that its property and casualty insurance subsidiaries will begin directly issuing insurance policies for new business in most of KAH's remaining states in the second quarter of 2003. The Company alsoanticipates that it will begin issuing renewal insurance policies in the second quarter of 2003. Accordingly, the Company expects that the migration of the KAH business to the Company's property and casualty insurance subsidiaries will be substantially completed no earlier than the end of 2004. The Company will continue to rely on KIC to write new policies and renew existing policies on Unitrin's behalf until Unitrin's insurance subsidiaries have obtained all insurance regulatory authorizations and have completed certain computer and data processing modifications necessary to allow the migration of such policies to such subsidiaries.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Acquisition of Businesses (Continued)

In December 2002, A. M. Best & Co., the principal insurance company rating agency, lowered its rating for KIC from "A-" (excellent) to "B+" (very good). On March 3, 2003, A. M. Best & Co. further lowered its rating for KIC from "B+" (very good) to "B" (fair) with negative implications pending analysis of KIC's year-end 2002 financial statements. While these rating actions on KIC did not have an impact on Unitrin's property and casualty insurance subsidiaries' "A" (excellent) ratings from A. M. Best & Co., they may adversely impact the future willingness of independent agents to renew their customers' insurance policies with KIC, even though they are reinsured by Trinity. In particular, homeowners' insurance is ratings-sensitive due to minimum rating standards imposed by certain residential mortgage lenders. Should KIC suffer further downgrades, these effects could be magnified.

In addition, Lumbermens Mutual Casualty Company, KIC's lead company, has disclosed in its Annual Statement for the year ended December 31, 2002 filed with the Illinois Department of Insurance, that its total adjusted capital on such date was less than the authorized control level risk-based capital as defined by the Illinois Insurance Code. In such an event, the Illinois Director of Insurance is empowered to impose a variety of remedial measures some of which, if imposed, could adversely affect KIC's ability to continue to write business on behalf of Unitrin's insurance subsidiaries. Meanwhile, Unitrin continues aggressive actions to accelerate the migration of the personal lines business to Unitrin's insurance subsidiaries and thereby to reduce their dependence on KIC.

The Company cannot presently predict what impact its plans to preserve the Kemper Auto and Home business will ultimately have on the ability of the Company to write the Kemper Auto and Home business, nor can the Company predict what impact these developments will ultimately have on the contingent purchase price or performance bonuses described in Note 3 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

On December 31, 2002, Unitrin completed the acquisition of two inactive, or "shell," insurance companies, General Security Insurance Company and General Security Property and Casualty Company (the "SCOR Companies"), from SCOR Reinsurance Company in a cash transaction for a total purchase price of approximately $31.8 million. The results of the SCOR Companies are included in Unitrin's results from the date of the acquisition. The seller is responsible for liabilities of the SCOR Companies incurred prior to the acquisition. Accordingly, in connection with the sale the seller entered into an assumption reinsurance agreement with the SCOR Companies whereby the SCOR Companies are intended to be ultimately relieved of their legal liability to policyholders as of December 31, 2002. At December 31, 2002, the Company completed a preliminary allocation of the purchase price to the net assets acquired and allocated the entire cost in excess of the fair value of the tangible assets acquired to the fair value of the state insurance licenses acquired. During the first quarter of 2003, the Company received a final closing balance sheet and determined that the assumption was not yet complete for certain policies and that the SCOR Companies have not yet been relieved of their legal obligations to policyholders. Accordingly, the allocation of the purchase price to the net assets acquired has been adjusted to reflect such obligations to policyholders as liabilities of the SCOR Companies, with an offsetting and corresponding receivable from the seller reflected in Other Receivables, and to reflect other changes in the purchase price resulting from changes in other assets and liabilities as reflected in the final closing balance sheet.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Acquisition of Business (Continued)

Based on the Company's most recent allocation of the purchase price, the assets acquired and liabilities assumed in connection with the acquisition of the SCOR Companies were:

(Dollars in Millions)
---------------------
Investments                                 $  20.9
Other Receivables                             286.1
Value of Licenses Acquired                     10.0
Other Assets                                    0.9
Insurance Reserves                           (267.5)
Unearned Premiums                             (18.6)
                                            -------
Total Purchase Price                        $  31.8
                                            =======

Note 3 - Investment in Investee

Equity in Net Income (Loss) of Investee was income of $0.4 million and a loss of $2.7 million for the three months ended March 31, 2003 and 2002, respectively. Unitrin accounts for its investment in its investee, UNOVA, Inc. ("UNOVA"), under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information, which generally results in a three-month-delay basis. In 2000, Unitrin wrote down the carrying value of its investment in UNOVA and allocated the loss to Unitrin's proportionate share of UNOVA's non-current assets. Accordingly, Unitrin's reported equity in UNOVA's results for the three months ended March 31, 2003 and 2002 differs from Unitrin's proportionate share of UNOVA's results included in UNOVA's financial reports due to the extent that such reported results include depreciation, amortization or other charges related to such non-current assets and due to differences in the timing of UNOVA's other publicly-available information and its inclusion in UNOVA's financial reports.

Note 4 - Other Receivables

Under the agreement governing the 1999 acquisition of Valley Group, Inc. ("VGI"), the Company is entitled to recover 90% of unfavorable development on VGI's pre-acquisition loss and loss adjustment expense reserves from the seller, White Mountains Insurance Group, Ltd. ("White Mountains") (formerly Fund American Enterprise Holdings, Inc.). The recovery is subject to a maximum limit of $50 million. Such reserves have experienced unfavorable development, 90% of the amount of which exceeded the maximum recovery under the agreement. Accordingly, the recoverable at March 31, 2003 is recorded at the maximum limit. The Company delivered a final reserve report to White Mountains on March 7, 2003.

On April 4, 2003, White Mountains responded to the Company and indicated, among other things, that it believes that "the final reserve report does not constitute an appropriate calculation of the [unfavorable development] and we will not pay Unitrin the amount indicated." The Company believes it has accurately calculated the reserve amount in question and intends to submit the matter for resolution pursuant to the dispute resolution process provided in the agreement.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Income Taxes

On September 27, 1999, Fireside Securities Corporation ("Fireside"), a subsidiary of Unitrin received Notices of Proposed Adjustment to its California Franchise tax returns from the State of California Franchise Tax Board (the "FTB"). The FTB asserted that Fireside and Unitrin and its insurance company subsidiaries were members of a single unitary group. The FTB assertion would have had the effect of taxing inter-company dividends paid by Unitrin's insurance subsidiaries to Unitrin, but excluding the apportionment factors of the insurance company subsidiaries in determining the income taxable in California. This assessment was vigorously contested and a formal protest was filed with the FTB by Fireside on November 23, 1999. On August 26, 2002, Fireside received official notification from the FTB that after consideration of the protest filed, the FTB has withdrawn these assessments.

The FTB implemented a new policy in 2002, that for tax years ending on or after December 1, 1997 all dividends received from an 80 percent or more owned insurance subsidiary are taxable. On March 12, 2003, Fireside was officially notified that its tax returns for 1998, 1999 and 2000 would be examined. The Company cannot presently predict whether the FTB will assess any additional tax for these years under the new policy. Accordingly, this notification did not have an impact on the results of operations for the three months ended March 31, 2003.

Note 6 - Notes Payable

The Company has a $360 million unsecured revolving credit agreement, expiring on August 30, 2005, with a group of banks. The agreement provides for fixed and floating rate advances for periods of up to 180 days at various interest rates. The agreement contains various financial covenants, including limits on the ratio of total debt to total capitalization and minimum risk-based capital ratios for the Company's largest insurance subsidiaries. Proceeds from advances under the agreement may be used for general corporate purposes, including repurchases of the Company's common stock. Interest expense under the revolving credit agreement was $0.4 million for the three months ended March 31, 2003. Interest expense under the Company's former revolving credit agreement was $1.6 million for the three months ended March 31, 2002.

On July 1, 2002, the Company issued its 5.75% senior notes due July 1, 2007 with an aggregate principal amount of $300 million (the "Senior Notes"). The Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at the Company's option at specified redemption prices. Interest expense under the Senior Notes was $4.5 million for the three months ended March 31, 2003.

Note 7 - Securities Lending

Some of the Company's subsidiaries are parties to securities lending agreements whereby unrelated parties, primarily large brokerage firms, borrow securities from the subsidiaries' accounts. Borrowers of these securities must deposit cash collateral with the subsidiaries equal to 102% of the fair value of the securities loaned. The subsidiaries continue to receive the interest on loaned securities as beneficial owners, and accordingly, the loaned securities are included in Fixed Maturities. The amount of collateral received is invested in short-term securities and is included in these financial statements as Short-term Investments with a corresponding Liability for Funds Held for Securities on Loan included in Accrued Expenses and Other Liabilities. The fair value of collateral held was $24.0 million at March 31, 2003. No securities were on loan at December 31, 2002.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 - Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution for the three months ended March 31, 2003 and 2002 were as follows:

                                                              Three Months Ended
                                                             ---------------------
                                                             March 31,   March 31,
(Dollars and Shares in Millions, Except Per Share Amounts)     2003        2002
----------------------------------------------------------   ---------   ---------
Net Income                                                     $13.4       $ 9.2
Dilutive Effect on Net Income from
   Investee's Equivalent Shares                                  --          --
                                                               -----       -----
Net Income Assuming Dilution                                   $13.4       $ 9.2
                                                               =====       =====

Weighted Average Common Shares Outstanding                      67.6        67.6
Dilutive Effect of Unitrin Stock Option Plans                    0.1         0.8
                                                               -----       -----
Weighted Average Common Shares and
   Equivalent Shares Outstanding Assuming Dilution              67.7        68.4
                                                               =====       =====

Net Income Per Share                                           $0.20       $0.14
                                                               =====       =====

Net Income Per Share Assuming Dilution                         $0.20       $0.13
                                                               =====       =====

Options outstanding at March 31, 2003 and 2002 to purchase 6.1 million and 0.1 million common shares, respectively, of Unitrin common stock were excluded from the computation of Net Income Per Share Assuming Dilution for the three months ended March 31, 2003 and 2002, respectively, because the exercise price exceeded the average market price.

Note 9 - Other Comprehensive Income (Loss)

Other Comprehensive Income (Loss) related to the Company's investments for the three months ended March 31, 2003 and 2002 was:

                                                            Three Months Ended
                                                           ---------------------
                                                           March 31,   March 31,
(Dollars in Millions)                                        2003        2002
---------------------                                      ---------   ---------
Increase (Decrease) in Unrealized Gains, Net of
   Reclassification Adjustment for Gains
   Included in Net Income                                   $(109.3)    $ 83.6
Other                                                            --       (0.6)
Effect of Income Taxes                                         38.4      (29.0)
                                                            -------     ------
Other Comprehensive Income (Loss)                           $ (70.9)    $ 54.0
                                                            =======     ======

The Company's Investment in Investee is accounted for under the equity method of accounting and, accordingly, changes in its fair value are excluded from the determination of Total Comprehensive Income (Loss) and Other Comprehensive Income (Loss). Total Comprehensive Loss for the three months ended March 31, 2003 was $57.5 million. Total Comprehensive Income for the three months ended March 31, 2002 was $63.2 million.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 10 - Income from Investments

Net Investment Income for the three months ended March 31, 2003 and 2002 was:

                                                            Three Months Ended
                                                           ---------------------
                                                           March 31,   March 31,
(Dollars in Millions)                                        2003        2002
---------------------                                      ---------   ---------
Investment Income:
   Interest and Dividends on Fixed Maturities                $40.4       $44.2
   Dividends on Equity Securities                              6.4         5.9
   Short-term                                                  1.6         0.6
   Real Estate                                                 5.7         5.4
   Other                                                       2.1         2.8
                                                             -----       -----
   Total Investment Income                                    56.2        58.9
                                                             -----       -----

Investment Expenses:
   Real Estate                                                 4.1         3.5
   Other                                                       0.4         0.2
                                                             -----       -----
   Total Investment Expenses                                   4.5         3.7
                                                             -----       -----

Net Investment Income                                        $51.7       $55.2
                                                             =====       =====

The components of Net Realized Investment Gains for the three months ended March 31, 2003 and 2002 were:

                                                            Three Months Ended
                                                           ---------------------
                                                           March 31,   March 31,
(Dollars in Millions)                                        2003        2002
---------------------                                      ---------   ---------
Fixed Maturities:
   Gains on Dispositions                                    $  3.4       $ 0.7
   Losses from Write-downs                                    (1.3)       (1.9)
Equity Securities:
   Gains on Dispositions                                      17.9         1.5
   Losses on Dispositions                                     (2.3)         --
   Losses from Write-downs                                   (11.8)         --
                                                            ------       -----
Net Realized Investment Gains                               $  5.9       $ 0.3
                                                            ======       =====

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 11 - Business Segments

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through six operating segments: Multi Lines Insurance, Specialty Lines Insurance, Kemper Auto and Home, Life and Health Insurance, Consumer Finance and Unitrin Direct Sales. It is the Company's management practice to allocate certain corporate expenses to its operating units. The Company considers the management of certain investments, including Northrop Grumman Corporation common and preferred stock, Baker Hughes common stock and UNOVA common stock, to be a corporate responsibility and excludes income from these investments from its Operating Segments.

Insurance provided by the Multi Lines Insurance segment consists of preferred and standard risk automobile, homeowners, fire, commercial liability and workers compensation and other related lines. Multi Lines Insurance products are marketed to individuals and businesses with favorable risk characteristics and loss histories and are sold by independent agents.

The Specialty Lines Insurance segment consists of automobile, motorcycle and watercraft insurance sold to individuals and businesses in the non-standard and specialty market through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance usually because of their driving records.

Kemper Auto and Home provides preferred and standard risk personal automobile and homeowners insurance through independent agents.

The Life and Health Insurance segment includes individual life, accident, health and hospitalization insurance. The Company's Life and Health Insurance employee-agents also market property insurance products under common management.

The Consumer Finance segment finances purchases of used automobiles and offers thrift products in the form of investment certificates and savings accounts.

On January 3, 2000, the Company established a new business unit to market personal automobile insurance through direct mail and television advertising and, to a lesser extent, the Internet. The business unit primarily utilizes the Company's wholly-owned subsidiary, Unitrin Direct Insurance Company. Kemper Direct sells automobile insurance over the Internet through web insurance portals, click-throughs and its own e-Kemper website. The two direct units are being combined and are managed as a separate business segment referred to herein as Unitrin Direct Sales. Unitrin Direct Sales, as a direct marketer, typically incurs higher up-front acquisition costs associated with marketing products and acquiring new policies but is expected to experience lower renewal costs than traditional insurance providers.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 11 - Business Segments (continued)

Segment Revenues for the three months ended March 31, 2003 and 2002 were:

                                                            Three Months Ended
                                                           ---------------------
                                                           March 31,   March 31,
(Dollars in Millions)                                        2003        2002
---------------------                                      ---------   ---------
Revenues:
Multi Lines Insurance:
   Premiums                                                 $141.6      $145.6
   Net Investment Income                                       7.7         8.8
                                                            ------      ------
   Total Multi Lines Insurance                               149.3       154.4
                                                            ------      ------
Specialty Lines Insurance:
   Premiums                                                  124.0       101.7
   Net Investment Income                                       3.9         3.7
                                                            ------      ------
   Total Specialty Lines Insurance                           127.9       105.4
                                                            ------      ------

Kemper Auto and Home:
   Premiums                                                  118.0          --
   Net Investment Income                                       2.7          --
   Other Income                                                8.4          --
                                                            ------      ------
   Total Kemper Auto and Home                                129.1          --
                                                            ------      ------

Life and Health Insurance:
   Premiums                                                  163.9       161.1
   Net Investment Income                                      33.3        42.3
   Other Income                                                1.1         1.1
                                                            ------      ------
   Total Life and Health Insurance                           198.3       204.5
                                                            ------      ------

Consumer Finance                                              46.6        39.9
                                                            ------      ------
Unitrin Direct Sales:
   Premiums                                                   33.6         6.3
   Net Investment Income                                       0.4         0.1
                                                            ------      ------
   Total Unitrin Direct Sales                                 34.0         6.4
                                                            ------      ------
Total Segment Revenues                                       685.2       510.6

Dividend Income from Corporate Investments                     3.4         3.4
Other Investment Income                                        0.6          --
Net Realized Investment Gains                                  5.9         0.3
Other Income                                                   0.8         0.7
Eliminations                                                  (0.3)       (3.1)
                                                            ------      ------
Total Revenues                                              $695.6      $511.9
                                                            ======      ======

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 11 - Business Segments (continued)

Segment Operating Profit (Loss) for the three months ended March 31, 2003 and 2002 was:

                                                            Three Months Ended
                                                           ---------------------
                                                           March 31,   March 31,
(Dollars in Millions)                                        2003        2002
---------------------                                      ---------   ---------
Segment Operating Profit (Loss):
   Multi Lines Insurance                                    $  5.5       $(6.8)
   Specialty Lines Insurance                                   4.9         0.6
   Kemper Auto and Home                                      (14.1)         --
   Life and Health Insurance                                  12.0        23.2
   Consumer Finance                                           11.3         7.5
   Unitrin Direct Sales                                       (7.9)       (7.7)
                                                            ------       -----
   Total Segment Operating Profit                             11.7        16.8

Dividend Income from Corporate Investments                     3.4         3.4
Net Realized Investment Gains                                  5.9         0.3
Interest and Other Expense, Net                               (4.4)       (0.9)
Eliminations                                                  (0.3)       (3.1)
                                                            ------       -----

Income Before Income Taxes and
   Equity in Net Income (Loss) of Investee                  $ 16.3       $16.5
                                                            ======       =====

Note 12 - Related Party Transactions

One of Unitrin's directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of Fayez Sarofim & Co. ("FS&C"), a registered investment advisory firm. Certain of the Company's insurance company subsidiaries and FS&C are parties to agreements under which FS&C provides investment management. In addition, FS&C provides investment management services with respect to certain funds of the Company's pension plan. The agreements governing these arrangements are terminable by either party at any time upon 30 days advance written notice.

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based upon the fair market value of the assets under management. At March 31, 2003, the Company's subsidiaries and the Company's pension plan had approximately $126.6 million and $55.6 million, respectively, in investments managed by FS&C. During the first three months of 2003, the Company's subsidiaries and the Company's pension plan paid $0.1 million in the aggregate to FS&C.

                         UNITRIN, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 12 - Related Party Transactions (Continued)

With respect to the Company's 401(k) Savings Plan, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund (the "Fund"). FS&C provides investment management services to the Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Fund's average daily net assets. The Company does not compensate FS&C for services rendered to the Fund. As of March 31, 2003, employees participating in the Company's 401(k) Savings Plan had allocated approximately $18.5 million for investment in the Fund, representing approximately 11% of the total amount invested in the Company's 401(k) Savings Plan.

The Company believes that the transactions described above have been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

Note 13 - Legal Proceedings

The Company and its subsidiaries are defendants in various legal actions incidental to their businesses. Many of these actions are pending in jurisdictions that permit damages, including punitive damages, that are disproportionate to the actual economic damages alleged to have been incurred. The plaintiffs in certain of these suits seek class action status that, if granted, could expose the Company and its subsidiaries to potentially significant liability by virtue of the size of the purported classes. The State of Mississippi, where the Company and some of its subsidiaries are defendants in a number of lawsuits, has received national attention for a large number of multi-million dollar jury verdicts and settlements against corporations in a variety of industries. Although Mississippi law does not permit class actions, recent case law there allows for virtually unlimited joinder of plaintiffs in a single action, thereby simulating a class action lawsuit and the Company and some of its subsidiaries are defendants in such quasi-class action lawsuits. The Company and its subsidiaries believe that there are meritorious defenses to the cases referenced in this paragraph and are defending them vigorously. Although the Company believes that resolution of these cases will not have a material adverse effect on the Company's financial position, the frequency of large damage awards, including punitive damage awards having little or no relationship to the actual economic damages allegedly incurred, means that there can be no assurance that one or more of these cases will not produce a damage award which could have a material adverse effect on the Company's financial results for any given period.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through six operating segments: Multi Lines Insurance, Specialty Lines Insurance, Kemper Auto and Home, Life and Health Insurance, Consumer Finance and Unitrin Direct Sales.

The Company's management practice is to allocate certain corporate expenses to its operating units. The Company considers the management of certain investments, including Northrop Grumman Corporation ("Northrop") common and preferred stock, Baker Hughes, Inc. ("Baker Hughes") common stock and UNOVA, Inc. ("UNOVA") common stock, to be a corporate responsibility and excludes income from these investments from its Operating Segments.

Multi Lines Insurance

                                                            Three Months Ended
                                                           ---------------------
                                                           March 31,   March 31,
(Dollars in Millions)                                        2003        2002
---------------------                                      ---------   ---------
Premiums:
Personal Lines:
   Personal Automobile                                      $ 50.0      $ 47.3
   Homeowners                                                 17.9        17.3
   Other                                                       2.6         2.6
                                                            ------      ------
   Total Personal Lines                                       70.5        67.2
                                                            ------      ------
Commercial Lines:
   Commercial Property & Liability                            33.6        34.4
   Commercial Automobile                                      26.3        28.4
   Other                                                      11.2        15.6
                                                            ------      ------
   Total Commercial Lines                                     71.1        78.4
                                                            ------      ------
Total Premiums                                              $141.6      $145.6
                                                            ======      ======

Underwriting Profit (Loss):
   Personal Lines                                           $  0.1      $ (7.6)
   Commercial Lines                                           (2.3)       (8.0)
                                                            ------      ------
   Total Underwriting Profit (Loss)                           (2.2)      (15.6)
Net Investment Income                                          7.7         8.8
                                                            ------      ------
Operating Profit (Loss)                                     $  5.5      $ (6.8)
                                                            ======      ======

Ratio Based on Earned Premiums
------------------------------
Incurred Loss Ratio (excluding Storms)                        68.2%       74.3%
Incurred Storm Loss Ratio                                      2.9%        6.3%
                                                            ------      ------
Total Incurred Loss Ratio                                     71.1%       80.6%
Incurred Expense Ratio                                        30.5%       30.2%
                                                            ------      ------
Combined Ratio                                               101.6%      110.8%
                                                            ======      ======

Premiums in the Multi Lines Insurance segment decreased by $4.0 million for the three months ended March 31, 2003, compared to the same period in 2002. Personal lines premiums increased by $3.3 million for the three months ended March 31, 2003, compared to the same period in 2002, due primarily to higher premium rates, partially offset by lower premium volume. Commercial lines premiums decreased by $7.3 million for the three months ended March 31, 2003, compared to the same period in 2002, due primarily to lower premium volume, partially offset by higher premium rates. Net Investment Income decreased by $1.1 million for the three months ended March 31, 2003, due primarily to lower yields on investments, partially offset by higher levels of investments. Investment levels in the Multi Lines Insurance segment increased due primarily to capital contributions received from its parent, Unitrin, Inc. (see discussion under "Liquidity and Capital Resources").

Operating results in the Multi Lines Insurance segment improved by $12.3 million for the three months ended March 31, 2003, compared to the same period in 2002, due primarily to lower non-storm losses as a percent of premium in both personal lines and commercial lines, due in part to improved premium rate adequacy and the effects of certain underwriting actions. Storm losses were $4.1 million for the three months ended March 31, 2003, a decrease of $5.0 million compared to the same period in 2002.

The Company continues to evaluate strategic alternatives for its commercial lines of businesses. While evaluating these alternatives, the Company expects to continue reducing policies in force in certain commercial lines through extensive re-underwriting of contractors and related industries, program business, workers compensation, and product liability. The Company intends to continue aggressive pricing on commercial lines on selected portions of the book. The Company is also continuing to implement certain premium rate increases in most other product lines, subject to regulatory approvals where applicable. The Company is also continuing to review underwriting guidelines in certain markets and other product lines and continues to implement certain underwriting changes as it writes and renews its business, including placing a moratorium on new business in certain markets where adequate rates cannot be obtained.

Specialty Lines Insurance

                                                            Three Months Ended
                                                           ---------------------
                                                           March 31,   March 31,
(Dollars in Millions)                                        2003        2002
---------------------                                      ---------   ---------
Premiums:
   Personal Automobile                                      $106.7      $ 93.5
   Commercial Automobile                                      17.0         7.9
   Other                                                       0.3         0.3
                                                            ------      ------
Total Premiums                                              $124.0      $101.7
                                                            ======      ======

Underwriting Profit (Loss):
   Personal Automobile                                      $  0.6      $ (4.5)
   Commercial Automobile                                       0.3         1.4
   Other                                                       0.1          --
                                                            ------      ------
Total Underwriting Profit (Loss)                               1.0        (3.1)
Net Investment Income                                          3.9         3.7
                                                            ------      ------
Operating Profit                                            $  4.9      $  0.6
                                                            ======      ======

Ratio Based on Earned Premiums
------------------------------
Incurred Loss Ratio (excluding Storms)                        76.9%       79.7%
Incurred Storm Loss Ratio                                      0.0%        0.0%
                                                            ------      ------
Total Incurred Loss Ratio                                     76.9%       79.7%
Incurred Expense Ratio                                        22.3%       23.3%
                                                            ------      ------
Combined Ratio                                                99.2%      103.0%
                                                            ======      ======

Premiums in the Specialty Lines Insurance segment increased by $22.3 million for the three months ended March 31, 2003, compared to the same period in 2002, due to higher premium volume and premium rates. Net Investment Income in the Specialty Lines Insurance segment increased by $0.2 million for the three months ended March 31, 2003, compared to the same period last year, due to higher levels of investments, partially offset by lower yields on investments.

Operating Profit in the Specialty Lines Insurance segment increased by $4.3 million for the three months ended March 31, 2003, compared to the same period last year, due primarily to lower losses and expenses as a percentage of premium. Loss reserve development (which reflects changes in estimates of prior period loss reserves in the current period) had an adverse effect of $3.1 million for the three months ended March 31, 2003, compared to an adverse effect of $6.2 million for the same period in 2002. Expenses decreased as a percentage of premiums due in part to the increased premium and to lower bad debt expense.

Kemper Auto and Home

On June 28, 2002, Unitrin closed its acquisition of the personal lines property and casualty insurance business of the Kemper Insurance Companies ("KIC") in a cash transaction. The results of the Kemper Auto and Home segment ("KAH") are comprised of the former Individual and Family Group business unit of KIC that specializes in the sale of personal automobile and homeowners insurance through independent agents. The quarterly results of the Kemper Auto and Home segment included in the Company's results of operations from the date of acquisition were as follows:

                                              Three Months Ended
                                    --------------------------------------
                                    March 31,  December 31,  September 30,
(Dollars in Millions)                 2003        2002          2002
---------------------               ---------  ------------  -------------
Net Written Premiums                 $157.1      $161.4        $169.6
                                     ======      ======        ======

Earned Premiums                      $118.0      $ 84.5        $ 29.6
Net Investment Income                   2.7         2.3           0.5
Other Income                            8.4        12.9          19.0
                                     ------      ------        ------
Total Revenues                        129.1        99.7          49.1
                                     ------      ------        ------

Incurred Losses                        98.2        65.2          23.2
Insurance Expenses                     45.0        42.4          37.0
                                     ------      ------        ------

Operating Loss                       $(14.1)     $ (7.9)       $(11.1)
                                     ======      ======        ======

Pursuant to the agreements among the parties, KIC retained all liabilities for policies issued by Kemper Auto and Home prior to the closing, while Trinity Universal Insurance Company ("Trinity"), a subsidiary of Unitrin, is entitled to premiums written for substantially all policies issued or renewed by the Kemper Auto and Home segment after the closing and is liable for losses and expenses incurred thereon. Premiums written, which reflect the total amount of premiums to be received over the entire policy term, were $157.1 million for the quarter ended March 31, 2003. Premiums earned, which relate to the elapsed portion of each policy's term were $118.0 million for the quarter ended March 31, 2003. The Company expects that premiums written will continue to exceed premiums earned until at least one full policy renewal cycle has been completed.

The Kemper Auto and Home segment is administering on behalf of KIC all policies issued prior to the closing and certain policies issued or renewed after the closing, but excluded from the acquisition (the "KIC Run-off"). For the quarter ended March 31, 2003, the Kemper Auto and Home segment recorded revenues of $8.4 million reflected as Other Income related to the administration of the KIC Run-off. Other Income has decreased each quarter since the acquisition. The Company anticipates that the volume of administered policies and related claims will continue to decrease.

The Kemper Auto and Home segment recorded Operating Losses of $14.1 million for the quarter ended March 31, 2003, due primarily to the seasonal nature of its business. The Kemper Auto and Home segment's results included storm losses of $15.0 million, primarily due to winter storms in the Mid-Atlantic and North-eastern states.

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

The Company's property and casualty insurance subsidiaries began directly issuing insurance policies for new business in a few states in March 2003. The Company anticipates that its property and casualty insurance subsidiaries will begin directly issuing insurance policies for new business in most of KAH's remaining states in the second quarter of 2003. The Company also anticipates that it will begin issuing renewal insurance policies in the second quarter of 2003. Accordingly, the Company expects that the migration of the KAH business to the Company's property and casualty insurance subsidiaries will be substantially completed no earlier than the end of 2004. The Company will continue to rely on KIC to write new policies and renew existing policies on Unitrin's behalf until Unitrin's insurance subsidiaries have obtained all insurance regulatory authorizations and have completed certain computer and data processing modifications necessary to allow the migration of such policies to such subsidiaries.

In December 2002, A. M. Best & Co., the principal insurance company rating agency, lowered its rating for KIC from "A-" (excellent) to "B+" (very good). On March 3, 2003, A.M. Best & Co. further lowered its rating for KIC from "B+" (very good) to "B" (fair) with negative implications pending analysis of KIC's year-end 2002 financial statements. While these rating actions on KIC did not have an impact on Unitrin's property and casualty insurance subsidiaries' "A" (excellent) ratings from A. M. Best & Co., they may adversely impact the future willingness of independent agents to renew their customers' insurance policies with KIC, even though they are reinsured by Trinity. In particular, homeowners' insurance is ratings-sensitive due to minimum rating standards imposed by certain residential mortgage lenders. Should KIC suffer further downgrades, these effects could be magnified. In addition, Lumbermens Mutual Casualty Company ("LMCC"), KIC's lead company, has disclosed in its Annual Statement for the year ended December 31, 2002 filed with the Illinois Department of Insurance, that its total adjusted capital on such date was less than the authorized control level risk-based capital as defined by the Illinois Insurance Code. In such an event, the Illinois Director of Insurance is empowered to impose a variety of remedial measures some of which, if imposed, could adversely affect KIC's ability to continue to write business on behalf of Unitrin's insurance subsidiaries. Meanwhile, Unitrin continues aggressive actions to accelerate the migration of the personal lines business to Unitrin's insurance subsidiaries and thereby to reduce their dependence on KIC.

The Company cannot presently predict what impact its plans to preserve the Kemper Auto and Home business will ultimately have on the ability of the Company to write the Kemper Auto and Home business, nor can the Company predict what impact these developments will ultimately have on the contingent purchase price or performance bonuses described in Note 3 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Life and Health Insurance

                                                            Three Months Ended
                                                           ---------------------
                                                           March 31,   March 31,
(Dollars in Millions)                                        2003        2002
---------------------                                      ---------   ---------
Premiums:
   Life                                                     $101.2      $100.3
   Accident and Health                                        38.6        38.5
   Property                                                   24.1        22.3
                                                            ------      ------
Total Premiums                                               163.9       161.1
Net Investment Income                                         33.3        42.3
Other Income                                                   1.1         1.1
                                                            ------      ------
Total Revenues                                              $198.3      $204.5
                                                            ======      ======

Operating Profit                                            $ 12.0      $ 23.2
                                                            ======      ======

Premiums in the Life and Health Insurance segment increased by $2.8 million for the three months ended March 31, 2003, compared to the same period in 2002, due primarily to higher accident and health insurance premium rates, higher volume of property insurance sold by the Life and Health Insurance segment's career agents and higher volume of life insurance, partially offset by lower volume of accident and health insurance. Net Investment Income in the Life and Health Insurance segment decreased by $9.0 million for the three months ended March 31, 2003, compared to the same period in 2002, due primarily to lower levels of investments and lower yields on investments. Investment levels in the Life and Health Insurance segment decreased due primarily to intercompany dividends of $427 million in the form of cash and other investments paid by the segment in 2002 to its parent, Unitrin, Inc.

Operating Profit in the Life and Health Insurance segment decreased by $11.2 million for the three months ended March 31, 2003, compared to the same period in 2002, due primarily to the lower net investment income.

Consumer Finance

                                                           Three Months Ended
                                                          ---------------------
                                                          March 31,   March 31,
(Dollars in Millions)                                       2003        2002
---------------------                                     ---------   ---------
Interest, Loan Fees and Earned Discount                     $ 43.7     $ 36.9
Net Investment Income                                          1.6        1.8
Other                                                          1.3        1.2
                                                            ------     ------
Total Revenues                                                46.6       39.9
                                                            ------     ------
Provision for Loan Losses                                     11.0        9.7
Interest Expense on Investment Certificates
   and Savings Accounts                                        8.6        9.1
General and Administrative Expenses                           15.7       13.6
                                                            ------     ------
Operating Profit                                            $ 11.3     $  7.5
                                                            ======     ======

Consumer Finance Loan Originations                          $154.0     $138.1
Percentage of Consumer Finance Receivables
   Greater than Sixty Days Past Due                           2.09%      1.79%
Ratio of Reserve for Loan Losses
   to Gross Consumer Finance Receivables                      5.01%      4.95%
Weighted-Average Interest Yield on
   Investment Certificates and Savings Accounts               3.84%      4.73%

                                       19

Interest, Loan Fees and Earned Discount in the Consumer Finance segment increased by $6.8 million for the three months ended March 31, 2003, compared to the same period in 2002, due primarily to a higher level of loans outstanding. Net Investment Income in the Consumer Finance segment decreased by $0.2 million for the three months ended March 31, 2003, compared to the same period in 2002, due primarily to lower yields on investments.

Operating Profit in the Consumer Finance segment increased by $3.8 million for the three months ended March 31, 2003, compared to the same period in 2002. Provision for Loan Losses increased by $1.3 million due primarily to a higher level of loans outstanding. Interest Expense on Investment Certificates and Savings Accounts decreased by $0.5 million due primarily to lower interest rates on Investment Certificates and Savings Accounts, partially offset by higher levels of deposits. General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discount, decreased from 36.9% for the three months ended March 31, 2002, to 35.9% for the three months ended March 31, 2003, due primarily to the higher levels of loans outstanding.

Unitrin Direct Sales

                                                            Three Months Ended
                                                           ---------------------
                                                           March 31,   March 31,
(Dollars in Millions)                                        2003        2002
---------------------                                      ---------   ---------
Net Written Premiums:
   Direct Mail                                               $15.2       $ 9.3
   Internet                                                   22.0          --
                                                             -----       -----
   Total Net Written Premiums                                $37.2       $ 9.3
                                                             =====       =====
Earned Premiums:
   Direct Mail                                               $13.3       $ 6.3
   Internet                                                   20.3          --
                                                             -----       -----
   Total Earned Premiums                                      33.6         6.3
Net Investment Income                                          0.4         0.1
                                                             -----       -----
Total Revenues                                               $34.0       $ 6.4
                                                             =====       =====

Operating Loss                                               $(7.9)      $(7.7)
                                                             =====       =====

Premiums written for the three months ended March 31, 2003 were $37.2 million, compared to $9.3 million for the same period in 2002. For the three months ended March 31, 2003, premiums written by the direct mail business unit were comprised of $8.8 million and $6.4 million of new business written premiums and renewal business written premiums, respectively. For the three months ended March 31, 2003, premiums written by the internet business unit were comprised of $9.7 million and $12.3 million of new business written premiums and renewal business written premiums, respectively. The states of Florida, California and Pennsylvania comprised 24.4%, 21.7% and 13.5%, respectively, of premiums written by the Unitrin Direct Sales segment for the three months ended March 31, 2003.

Premiums earned for the three months ended March 31, 2003 were $33.6 million, compared to $6.3 million for the same period in 2002. Earned premiums increased due primarily to the acquisition of the internet business unit and new business premiums written by the direct mail business unit during 2002. Net Investment Income in the Unitrin Direct Sales segment increased by $0.3 million for the three months ended March 31, 2003, compared to the same period last year, due to higher levels of investments. For the three months ended March 31, 2003, the Unitrin Direct Sales segment recorded an Operating Loss of $7.9 million, compared to an Operating Loss of $7.7 million for the same period in 2002, due primarily to up-front marketing expenses, uneconomic scale and inadequate premium rates in some states. The Company is continuing to implement premium rate increases in the Unitrin Direct Sales segment.

Due to the similarity of the business units' models, products and back-office operations, the Company is in the process of combining its direct mail business unit with the internet business unit that it acquired from LMCC in June 2002. The Company believes that such a combination provides an opportunity to achieve economies of scale in a shorter time frame than would have been possible if both businesses were operated as stand alone units.

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

Equity in Net Income (Loss) of Investee

Equity in Net Income (Loss) of Investee was income of $0.4 million and a loss of $2.7 million for the three months ended March 31, 2003 and 2002, respectively. Unitrin accounts for its investment in its investee, UNOVA, under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information which generally results in a three-month-delay basis. In 2000, Unitrin wrote down the carrying value of its investment in UNOVA and allocated the loss to Unitrin's proportionate share of UNOVA's non-current assets. Accordingly, Unitrin's reported equity in UNOVA's results for the three months ended March 31, 2003 and 2002 differs from Unitrin's proportionate share of UNOVA's results included in UNOVA's financial reports due to the extent that such reported results include depreciation, amortization or other charges related to such non-current assets and due to differences in the timing of UNOVA's other publicly-available information and its inclusion in UNOVA's financial reports.

The Company considers the management of certain investments, including Northrop common and preferred stock and Baker Hughes common stock, to be a corporate responsibility and excludes income from these investments from its Operating Segments. Dividend income from Corporate Investments was:

                                                            Three Months Ended
                                                           ---------------------
                                                           March 31,   March 31,
(Dollars in Millions)                                        2003        2002
---------------------                                      ---------   ---------
   Northrop Common Stock                                     $3.1        $3.1
   Northrop Preferred Stock                                    --          --
   Baker Hughes Common Stock                                  0.3         0.3
                                                             ----        ----
Total Dividend Income on Corporate Investments               $3.4        $3.4
                                                             ====        ====

The fair value of Corporate Investments decreased by $97.6 million for the three months ended March 31, 2003. The changes in fair values of Corporate Investments are summarized below:

                                   Fair Value     Increase /                   Fair Value
                                    Dec. 31,    (Decrease) in                   March 31,
(Dollars in Millions)                 2002       Fair Values    Dispositions      2003
---------------------              ----------   -------------   ------------   ----------
Northrop Common Stock               $  743.6        $(85.9)        $   --       $  657.7
Northrop Preferred Stock               218.9           2.9             --          221.8
Baker Hughes Common Stock               97.0          (6.7)         (13.8)          76.5
UNOVA Common Stock                      75.9          (7.9)            --           68.0
                                    --------        ------         ------       --------
Total Fair Value                    $1,135.4        $(97.6)        $(13.8)      $1,024.0
                                    ========        ======         ======       ========

Net Realized Investments Gains

Net Realized Investment Gains were $5.9 million and $0.3 million for the three months ended March 31, 2003 and 2002, respectively. Net Realized Investment Gains for the three months ended March 31, 2003 included pre-tax gains of $21.3 million from dispositions, pre-tax losses of $2.3 million from dispositions and pre-tax losses of $13.1 million resulting from other than temporary declines in fair value of investments. Net Realized Investment Gains for the three months ended March 31, 2002 included pre-tax gains of $2.2 million from dispositions and pre-tax losses of $1.9 million resulting from other than temporary declines in fair value of investments. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the duration and extent to which the fair value has been less than cost; and 3) the financial condition and prospects of the issuer. During the first quarter of 2003, the Company wrote down investments in 19 issuers to reflect other than temporary declines in market values. During the first quarter of 2002, the Company wrote down investments in 2 issuers to reflect other than temporary declines in market values. The Company cannot anticipate when or if similar investment losses may occur in the future.

Other Items

Interest and Other Expense, Net increased by $3.5 million for the three months ended March 31, 2003, compared to the same period in 2002. Interest and Other Expense, Net includes interest expense of $4.9 million for the three months ended March 31, 2003, compared to $1.6 million for the same period in 2002.

The Company's effective tax rate was 20.4% for the three months ended March 31, 2003, compared to 27.9% for the same period in 2002. The Company's effective tax rate decreased due primarily to the tax-exempt income from investments in states, municipalities and political subdivisions.

Liquidity and Capital Resources

At March 31, 2003, the Company had approximately 3.5 million shares remaining under the existing common stock repurchase authorization. During the first three months of 2003, the Company repurchased 62,000 shares of its common stock at an aggregate cost of $1.4 million in open market transactions.

The Company has a $360 million unsecured revolving credit agreement, expiring on August 30, 2005, with a group of banks. The agreement provides for fixed and floating rate advances for periods of up to 180 days at various interest rates. The agreement contains various financial covenants, including limits on the ratio of total debt to total capitalization and minimum risk-based capital ratios for the Company's largest insurance subsidiaries. Proceeds from advances under the agreement may be used for general corporate purposes, including repurchases of the Company's common stock. At March 31, 2003, the Company had $80 million of outstanding borrowings under the revolving credit agreement. At March 31, 2003, the unused commitment under the Company's revolving credit facility was $280 million. Interest expense under the revolving credit agreement was $0.4 million for the three months ended March 31, 2003. Interest expense under the Company's former revolving credit agreement was $1.6 million for the three months ended March 31, 2002.

On July 1, 2002, the Company issued its 5.75% senior notes due July 1, 2007 with an aggregate principal amount of $300 million (the "Senior Notes"). The Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at the Company's option at specified redemption prices. Interest expense under the Senior Notes was $4.5 million for the three months ended March 31, 2003.

During the first three months of 2003, one of Unitrin's subsidiaries (Fireside Securities Corporation) paid $3.5 million in dividends to Unitrin. During the first quarter of 2003, Unitrin made capital contributions totaling $123.0 million to its property and casualty insurance subsidiaries. During 2002, Unitrin made a $75.6 million capital contribution, net of dividends received, to its property and casualty insurance subsidiaries. Unitrin expects to make additional contributions to its property and casualty insurance subsidiaries during the remainder of 2003. Unitrin has several sources available to it to fund the capital contributions, including dividends from Unitrin's life and health insurance and Consumer Finance subsidiaries, borrowings under the revolving credit agreement, monetization or contribution of corporate assets or the issuance of securities remaining under Unitrin's shelf registration statement.

The Company has no significant commitments for capital expenditures. During 2002, the Company's subsidiaries invested $14.0 million in an investment fund and have an outstanding commitment to invest an additional $21.0 million in such fund. The Company's subsidiaries maintain levels of cash and liquid assets sufficient to meet ongoing obligations to policyholders and claimants, as well as ordinary operating expenses. The Company's reserves are set at levels expected to meet contractual liabilities. The Company maintains adequate levels of liquidity and surplus capacity to manage the risks inherent with any differences between the duration of its liabilities and invested assets. As further discussed in Note 7 to the Condensed Consolidated Financial Statements, some of Unitrin's subsidiaries hold collateral totaling $24.0 million from unrelated parties pursuant to securities lending agreements whereby unrelated parties borrow securities from the subsidiaries' accounts. The subsidiaries are required to return such collateral upon return of the loaned security. Accordingly, the amount of such collateral would not be available to meet ongoing obligations to policyholders and claimants, as well as ordinary operating expenses. Unitrin and its subsidiaries have not formed special purpose entities or similar structured financing vehicles to access capital and/or manage risk. At March 31, 2003, the Company's subsidiaries had capacity to write additional premiums relative to statutory capital and surplus requirements.

Accounting Changes

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prospectively to all awards granted, modified or settled on or after January 1, 2003. Prior to January 1, 2003, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

For the three months ended March 31, 2003, the Company recognized compensation expense of $0.5 million before tax, due to the adoption of SFAS No. 123. The Company estimates that it will recognize compensation expense of $2.5 million before tax for the full year in 2003 due to the adoption of SFAS No. 123.

On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The initial application of SFAS No. 143 did not have an impact on the Company's financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company did not create or obtain an interest in a variable interest entity during the period February 1, 2003 through March 31, 2003. Accordingly, FIN 46 had no impact of the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), the Company is required to provide the following disclosures about Market Risk.

Quantitative Information About Market Risk

The Company's condensed consolidated balance sheets include five types of financial instruments subject to material risk disclosures required by the SEC:
(1) Investments in Fixed Maturities, (2) Investments in Equity Securities, (3) Consumer Finance Receivables, (4) Investment Certificates and Savings Accounts and (5) Senior Notes Payable. Investments in Fixed Maturities, Consumer Finance Receivables, Investment Certificates and Savings Accounts and Senior Notes Payable are subject to material interest rate risk. The Company's Investments in Equity Securities includes common and preferred stocks, which are subject to material equity price risk and interest rate risk, respectively.

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

The Company measures its sensitivity to market risk by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates and equity prices. The evaluation is made using instantaneous changes in interest rates and equity prices on a static balance sheet to determine the effect such changes would have on the Company's market value at risk and the resulting pre-tax effect on Shareholders' Equity. The changes chosen reflect the Company's view of adverse changes that are reasonably possible over a one-year period. The selection of the changes chosen should not be construed as the Company's prediction of future market events, but rather as an illustration of the impact of such events.

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates for Investments in Fixed Maturities, Preferred Stock Equity Securities and Consumer Finance Receivables from their levels at March 31, 2003 and December 31, 2002, respectively, and an adverse and instantaneous decrease of 100 basis points in market interest rates for Investment Certificates and Savings Accounts and Senior Notes Payable from their levels at March 31, 2003 and December 31, 2002, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor's Stock Index (the "S&P 500") from its levels at March 31, 2003 and December 31, 2002, with all other variables held constant. The Company's Investment in Common Stock Equity Securities were correlated with the S&P 500 using the portfolio's weighted-average beta of 0.40 and 0.40 at March 31, 2003 and December 31, 2002, respectively. The portfolio's weighted-average beta was calculated using each security's beta for the five-year periods ended March 31, 2003 and December 31, 2002, respectively, and weighted on the fair value of such securities at March 31, 2003 and December 31, 2002, respectively. Beta measures a stock's relative volatility in relation to the rest of the stock market with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the market value of the Company's financial instruments using these assumptions were:

                                                                Pro Forma Increase (Decrease)
                                                            -------------------------------------
                                                            Interest      Equity     Total Market
(Dollars in Millions)                          Fair Value   Rate Risk   Price Risk       Risk
---------------------                          ----------   ---------   ----------   ------------
March 31, 2003
--------------
Assets
Investments in Fixed Maturities                 $3,285.7     $(153.3)     $   --       $(153.3)
Investments in Equity Securities                 1,259.6        (3.1)      (46.1)        (49.2)
Consumer Finance Receivables                       856.8       (11.3)         --         (11.3)

Liabilities
Investment Certificates and Savings Accounts    $  881.4     $  15.9      $   --       $  15.9
Senior Notes Payable                               315.5        11.9          --          11.9

December 31, 2002
-----------------
Assets
Investments in Fixed Maturities                 $3,023.0     $(119.1)     $   --       $(119.1)
Investments in Equity Securities                 1,394.3        (4.1)      (51.7)        (55.8)
Consumer Finance Receivables                       829.9       (10.9)         --         (10.9)

Liabilities
Investment Certificates and Savings Accounts    $  864.7     $  15.2      $   --       $  15.2
Senior Notes Payable                               315.0        12.2          --          12.2

The market risk sensitivity analysis assumes that the composition of the Company's interest rate sensitive assets and liabilities, including but not limited to future contractual cash flows and credit quality, and equity price sensitive assets existing at the beginning of the period remains constant over the period being measured. It also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the time to maturity. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Also, any future correlation, either in the near term or the long term, between the Company's common stock equity securities portfolio and the S&P 500 may differ from the historical correlation as represented by the weighted-average historical beta of the common stock equity securities portfolio. Accordingly, the market risk sensitivity analysis may not be indicative of, is not intended to provide, and does not provide, a precise forecast of the effect of changes of market rates on the Company's income or Shareholders' Equity. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates or equity prices.

To the extent that any adverse 100 basis point change occurs in increments over a period of time instead of instantaneously, the adverse impact on fair values would be partially mitigated because some of the underlying financial instruments would have matured. For example, proceeds from any maturing assets could be reinvested and any new liabilities would be incurred at the then current interest rates.

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

Caution Regarding Forward-Looking Statements

Management's Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Information About Market Risk and the accompanying Condensed Consolidated Financial Statements (including the notes thereto) contain forward-looking statements, which usually include words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "forecast(s)," "plan(s)," "intend(s)," "expect(s)" and similar expressions. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in such statements. Such risks and uncertainties include, but are not limited to, those described in this Management's Discussion and Analysis of Results of Operations and Financial Condition, the Condensed Consolidated Financial Statements (including notes thereto), changes in economic factors (such as interest rates, unemployment rates and stock market fluctuations), changes in competitive conditions (including availability of labor with required technical or other skills), the number and severity of insurance claims (including those associated with catastrophe losses), regulatory approval of insurance rates, policy forms, license applications and similar matters, governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations), adverse judgments in litigation to which the Company or its subsidiaries are parties, realization of economies of scale, and the successful migration of the Kemper Auto and Home business. No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. The Company assumes no obligation to release publicly any revisions to any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

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

     3.2  Amended and Restated By-Laws.

     4.1 Rights Agreement, dated as of August 3, 1994, as amended October 12, 2000, between Unitrin, Inc. and Wachovia Bank, N.A. (formerly known as First Union National Bank) as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Unitrin, Inc.; as Exhibit B thereto, the Form of Rights Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series A Preferred Stock (Incorporated herein by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

     4.2 Senior Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and BNY Midwest Trust Company as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company's current report on Form 8-K dated July 1, 2002.)

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

     10.4 Unitrin, Inc. 2002 Stock Option Plan (Incorporated herein by reference to Exhibit A of the Company's Proxy Statement, dated March 25, 2002, in connection with the Company's 2002 Annual Meeting of Shareholders.)

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

     10.8 1998 Unitrin, Inc. Bonus Plan for Senior Executives (Incorporated herein by reference to Exhibit A to the Company's Proxy Statement, dated April 9, 1998, in connection with Company's 1998 Annual Meeting of Shareholders.)

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

(b)  Reports on Form 8-K.

     On March 6, 2003, the Company filed a report on Form 8-K to report a ratings downgrade of the Kemper Insurance Companies ("KIC") by A.M. Best & Co. and its potential implications with respect to the Company's acquisition of the personal lines insurance business from KIC.

     On April 15, 2003, the Company filed a report on Form 8-K to furnish its announcement that, beginning with the first quarter 2003 Unitrin would expense stock options granted to employees and directors using the "prospective" method under Statement of Financial Accounting Standards ("SFAS") No. 123 as amended by SFAS No. 148.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Unitrin, Inc.


Date: April 23, 2003                 /s/ Richard C. Vie
                                     -------------------------------------------
                                     Richard C. Vie
                                     Chairman of the Board
                                     and Chief Executive Officer


Date: April 23, 2003                 /s/ Eric J. Draut
                                     -------------------------------------------
                                     Eric J. Draut
                                     Executive Vice President and
                                     Chief Financial Officer


Date: April 23, 2003                 /s/ Richard Roeske
                                     -------------------------------------------
                                     Richard Roeske
                                     Vice President and Chief Accounting Officer
                                     (Principal Accounting Officer)

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

Date: April 23, 2003


/s/ Richard C. Vie
-------------------------------
Richard C. Vie
Chairman of the Board and
Chief Executive Officer

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

Date: April 23, 2003


/s/ Eric J. Draut
-------------------------------
Eric J. Draut
Executive Vice President and
Chief Financial Officer