Form 10-Q
period 2003-06-30
UNITRIN INC
filed 2003-07-24
CIK 860748

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to

Commission file number 0-18298

Unitrin, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4255452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One East Wacker Drive, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)

(312) 661-4600

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

67,534,836 shares of common stock, $0.10 par value, were outstanding as of June 30, 2003.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues:
Premiums	$1,198.8	$838.8	$617.7	$424.1
Consumer Finance Revenues	95.0	81.9	48.4	42.0
Net Investment Income	108.9	112.0	57.2	56.8
Other Income	17.0	3.9	6.7	2.1
Net Realized Investment Gains (Losses)	16.7	(1.3)	10.8	(1.6)

Total Revenues	1,436.4	1,035.3	740.8	523.4

Expenses:
Insurance Claims and Policyholders’ Benefits	871.2	617.9	447.6	316.4
Insurance Expenses	422.6	317.8	211.9	161.1
Consumer Finance Expenses	72.5	65.7	37.2	33.3
Interest and Other Expenses	21.0	10.0	11.3	5.2

Total Expenses	1,387.3	1,011.4	708.0	516.0

Income before Income Taxes and Equity in Net Income (Loss) of Investee	49.1	23.9	32.8	7.4
Income Tax Expense	11.6	5.2	8.3	0.6

Income before Equity in Net Income (Loss) of Investee	37.5	18.7	24.5	6.8
Equity in Net Income (Loss) of Investee	(1.4)	(5.1)	(1.8)	(2.4)

Net Income	$36.1	$13.6	$22.7	$4.4

Net Income Per Share	$0.53	$0.20	$0.34	$0.06

Net Income Per Share Assuming Dilution	$0.53	$0.20	$0.33	$0.06

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2003—$3,347.1; 2002—$2,887.7)	$3,519.8	$3,023.0
Northrop Grumman Corporation Preferred Stock at Fair Value (Cost: 2003—$177.5; 2002—$177.5)	218.3	218.9
Northrop Grumman Corporation Common Stock at Fair Value (Cost: 2003—$661.5; 2002—$661.5)	661.4	743.6
Other Equity Securities at Fair Value (Cost: 2003—$356.1; 2002—$384.5)	425.9	431.8
Investee (UNOVA, Inc.) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2003—$140.5; 2002—$75.9)	62.4	64.9
Short-term Investments at Cost which Approximates Fair Value	497.5	556.8
Other	285.3	264.8

Total Investments	5,670.6	5,303.8

Cash	21.5	16.9
Consumer Finance Receivables at Cost (Fair Value: 2003—$895.4; 2002—$829.9)	895.7	830.3
Other Receivables	917.4	669.6
Deferred Policy Acquisition Costs	398.9	382.6
Goodwill	344.7	344.7
Other Assets	142.8	157.7

Total Assets	$8,391.6	$7,705.6

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$2,247.8	$2,216.5
Property and Casualty	1,339.4	974.9

Total Insurance Reserves	3,587.2	3,191.4

Investment Certificates and Savings Accounts at Cost (Fair Value: 2003—$929.2; 2002—$864.7)	925.7	857.6
Unearned Premiums	810.1	734.3
Accrued and Deferred Income Taxes	327.3	350.5
Note Payable under Revolving Credit Agreement at Cost which Approximates Fair Value	120.0	80.0
Senior Notes Payable at Amortized Cost (Fair Value: 2003—$319.0; 2002—$315.0)	297.4	297.1
Accrued Expenses and Other Liabilities	556.8	392.3

Total Liabilities	6,624.5	5,903.2

Shareholders’ Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 67,534,836 and 67,596,409 Shares Issued and Outstanding at June 30, 2003 and December 31, 2002	6.8	6.8
Paid-in Capital	513.8	512.9
Retained Earnings	1,065.4	1,086.4
Accumulated Other Comprehensive Income	181.1	196.3

Total Shareholders’ Equity	1,767.1	1,802.4

Total Liabilities and Shareholders’ Equity	$8,391.6	$7,705.6

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
Operating Activities:
Net Income	$36.1	$13.6
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(15.0)	(13.8)
Equity in Net Loss of Investee before Taxes	2.2	7.9
Amortization of Investments	5.6	3.6
(Increase) Decrease in Other Receivables	38.4	(35.4)
Increase in Insurance Reserves and Unearned Premiums	182.9	125.0
Decrease in Accrued and Deferred Income Taxes	(15.0)	(17.3)
Increase (Decrease) in Accrued Expenses and Other Liabilities	128.8	(24.2)
Net Realized Investment (Gains) Losses	(16.7)	1.3
Provision for Loan Losses	23.3	19.5
Other, Net	23.9	17.6

Net Cash Provided by Operating Activities	394.5	97.8

Investing Activities:
Sales and Maturities of Fixed Maturities	915.8	835.4
Purchases of Fixed Maturities	(1,373.3)	(482.6)
Sales and Redemptions of Equity Securities	58.4	3.5
Purchases of Equity Securities	(18.5)	(58.8)
Change in Short-term Investments	59.4	(119.5)
Acquisition and Improvements of Investment Real Estate	(19.5)	(11.3)
Sale of Investment Real Estate	—	5.4
Change in Other Investments	(3.9)	(9.2)
Acquisition of Business	—	(30.9)
Change in Consumer Finance Receivables	(88.6)	(62.6)
Change in Capital Assets	(7.2)	(14.5)

Net Cash Provided (Used) by Investing Activities	(477.4)	54.9

Financing Activities:
Change in Investment Certificates and Savings Accounts	68.0	32.2
Change in Universal Life and Annuity Contracts	2.5	3.2
Change in Liability for Funds Held for Securities on Loan	34.5	(94.5)
Notes Payable Proceeds	120.0	558.0
Notes Payable Payments	(80.0)	(596.8)
Cash Dividends Paid	(56.1)	(56.2)
Common Stock Repurchases	(1.4)	(0.5)
Other, Net	—	7.1

Net Cash Provided (Used) by Financing Activities	87.5	(147.5)

Increase in Cash	4.6	5.2
Cash, Beginning of Year	16.9	27.9

Cash, End of Period	$21.5	$33.1

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Unitrin, Inc. (“Unitrin” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) but do not include all information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of the Company’s management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation. Certain prior period amounts have been reclassified to conform to the current presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2002.

Accounting Changes

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” prospectively to all awards granted, modified or settled on or after January 1, 2003.

The effects on Net Income, Net Income Per Share and Net Income Per Share Assuming Dilution if the fair value based method had been applied to all awards since the effective date of SFAS No. 123 for the periods presented below were:

	Six Months Ended		Three Months Ended
(Dollars in Millions, Except Per Share Amounts)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net Income, As Reported	$36.1	$13.6	$22.7	$4.4
Add: Stock-Based Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	0.9	0.2	0.6	—
Deduct: Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	(2.2)	(3.1)	(1.3)	(1.7)

Pro Forma Net Income	$34.8	$10.7	$22.0	$2.7

Net Income Per Share:
As Reported	$0.53	$0.20	$0.34	$0.06

Pro Forma	$0.51	$0.16	$0.33	$0.04

Net Income Per Share Assuming Dilution:
As Reported	$0.53	$0.20	$0.33	$0.06

Pro Forma	$0.51	$0.15	$0.33	$0.04

Prior to January 1, 2003, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For the six months ended June 30, 2002, the Company recorded compensation expense of $0.2 million after-tax due to the modification of certain stock options accounted for under APB Opinion No. 25.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation (continued)

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The initial application of SFAS No. 143 did not have an impact on the Company’s financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company did not create or obtain an interest in a variable interest entity during the period February 1, 2003 through June 30, 2003. Accordingly, FIN 46 had no impact on the Company’s financial statements.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements of Financial Accounting Standards No. 5, 57, and 107 and rescission of FASB Interpretation No. 34).” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are applicable to financial statements for periods ending after December 15, 2002. The initial adoption of FIN 45 did not have an impact on the Company’s financial statements.

Note 2 – Acquisition of Businesses

On June 28, 2002, the Company closed its acquisition of the personal lines property and casualty insurance business of the Kemper Insurance Companies (“KIC”) in a cash transaction. The Individual and Family Group business unit acquired from KIC, referred to herein as “Kemper Auto and Home” or “KAH,” specializes in the sale of personal automobile and homeowners’ insurance through independent agents.

KIC retained all liabilities for policies issued by Kemper Auto and Home prior to the closing, while Trinity Universal Insurance Company (“Trinity”), a subsidiary of Unitrin, is entitled to premiums written for substantially all policies issued or renewed by Kemper Auto and Home after the closing and is liable for losses and expenses incurred thereon. In connection with the acquisition, the Company also acquired the stock of KIC’s direct distribution personal lines subsidiaries (“Kemper Direct”), which sell personal automobile insurance to consumers over the Internet. Pursuant to the provisions of the stock acquisition agreement between the Company and KIC, the Company is indemnified for 90% of any adverse loss and loss adjustment expense reserve development for policy losses incurred by Kemper Direct prior to the acquisition date, while KIC is entitled to 90% of any favorable development on such policy losses.

At the acquisition date, Unitrin’s property and casualty insurance subsidiaries were not licensed in all the states where the KAH business is written nor were certain computer and data processing modifications completed to allow for the migration of the KAH business to the Company’s property and casualty insurance subsidiaries. Accordingly, Trinity and KIC entered into a quota share reinsurance agreement (the “Reinsurance Agreement”) whereby Trinity reinsured, on a 100% indemnity basis, substantially all of the KAH business written or renewed by KIC after the acquisition date in order to provide a transitional period for Unitrin’s property and casualty insurance subsidiaries to obtain licenses in the necessary states and other insurance regulatory authorizations and to complete the required computer and data processing modifications. On January 8, 2003, the Reinsurance Agreement was amended to provide, in the event of KIC’s insolvency, for Trinity to make claim payments directly to insureds and insured claimants under the reinsured policies. On June 6, 2003, the Reinsurance Agreement was amended and restated to allow certain of Trinity’s affiliated insurance companies to elect to assume on an assumption reinsurance basis (an “assumption”) some or all of the

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Acquisition of Businesses (continued)

business in the event that it appears receivership proceedings for KIC are imminent or if KIC is in fact placed into receivership. Depending upon the state of residence of a particular policyholder, such an assumption could be subject to notification to, or consent by, such policyholder, and/or regulatory approvals by a state insurance department. Moreover, the Company has begun to work on computer and data processing modifications, beyond those that have already been implemented, that would be necessary in order to process an assumption. While the Company believes that an assumption would have certain advantages relative to retention of the business in the event that KIC is placed in a receivership, there can be no assurances that such advantages would be realized or that the consents, approvals and computer and data processing modifications necessary to implement an assumption would be obtained or completed, or obtained or completed on a timely basis.

A.M. Best Co., Inc. (“A.M. Best”), the principal insurance company rating agency, lowered its rating for KIC from “A-” (Excellent) to “B+” (Very Good) in December 2002, from “B+” to “B” (Fair) in March 2003, from “B” to “C++” (Marginal) on May 1, 2003, and from “C++” to “D” (Poor) on June 10, 2003. A.M. Best attributed the most recent downgrade to KIC’s “announcement that upon completion of the year-end 2002 independent financial audit, Lumbermens Mutual Casualty Co., the lead company of the [KIC] inter-company pool, expects its year-end 2002 statutory surplus—as reflected in its annual statement—to be substantially lower than currently stated.” According to A.M. Best, KIC “management has indicated that if the adjustments had been reflected in its year-end 2002 statutory filing of Lumbermens Mutual Casualty Co., total risk-adjusted capital would fall within the Mandatory Control Level of the risk-based capital calculation required by the Illinois Department of Insurance.” These rating actions with respect to KIC have no impact on Unitrin’s property and casualty insurance subsidiaries’ “A” (Excellent) rating from A.M. Best.

When an insurance company’s risk-based capital falls within the Mandatory Control Level, the Illinois Director of Insurance is mandated to place the company in receivership proceedings or, in the case of a property and casualty insurance company such as KIC, which has indicated that it “is no longer writing new business and which is running off existing business,” may allow the run-off to proceed under the supervision of the Illinois Director of Insurance. In such a run-off, KIC will only be able to write insurance coverage where required by state law or contractual commitments, such as its contractual commitment to write certain personal lines coverage on Unitrin’s behalf. If KIC were placed into receivership, KIC’s ability to write additional coverage would terminate regardless of existing contractual commitments. In addition, in a receivership, the Illinois Department of Insurance could attempt to take the further action of effecting mid-term cancellations of policies written by KIC.

Unitrin is continuing the migration of the KIC personal lines business to Unitrin’s property and casualty insurance subsidiaries as rapidly as possible to reduce dependence on KIC. The licensing and computer and data processing efforts to allow Unitrin’s property and casualty insurance subsidiaries to directly renew the KIC personal lines business are substantially complete. Unitrin’s property and casualty insurance subsidiaries began directly issuing insurance policies for new business in a few states in March 2003 and began directly issuing insurance policies for new business in most of KAH’s remaining states in the second quarter of 2003. Unitrin’s property and casualty insurance subsidiaries also began issuing renewal insurance policies in the second quarter of 2003 in most of KAH’s states. The vast majority of the KIC personal lines business has yet to be renewed directly by Unitrin’s property and casualty insurance subsidiaries. While there can be no assurance that Unitrin’s property and casualty insurance subsidiaries will be successful in retaining a substantial portion of such business, Unitrin’s experience thus far is that such renewals are being retained at levels consistent with KIC’s historical rates. Unitrin expects, barring further action by the Illinois Department of Insurance with respect to KIC, that the migration of the KAH business to Unitrin’s property and casualty insurance subsidiaries will be approximately 50% complete by the end of 2003 and will be substantially complete in the second half of 2004.

Unitrin is also in the process of completing the development of data processing capabilities to cancel and rewrite such business in bulk mid-term and, alternatively, to assume such business on an assumption reinsurance basis, in either case should the need arise, in order to reduce the burden on independent agents and policyholders should KIC be placed into a receivership. Unitrin expects to have these data processing capabilities substantially completed by the end of the third quarter of 2003.

In addition, there can be no assurance as to what actions, if any, the Illinois Department of Insurance may take with respect to KIC or the ultimate effect such actions may have on Unitrin.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Acquisition of Businesses (continued)

The Company cannot presently predict what impact its plans to preserve the Kemper Auto and Home business will ultimately have on the ability of the Company to write the Kemper Auto and Home business, nor can the Company predict what impact these developments will ultimately have on the contingent purchase price or performance bonuses described in Note 3 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

On December 31, 2002, Unitrin completed the acquisition of two inactive, or “shell,” insurance companies, General Security Insurance Company and General Security Property and Casualty Company (the “SCOR Companies”), from SCOR Reinsurance Company in a cash transaction for a total purchase price of approximately $31.8 million. The results of the SCOR Companies are included in Unitrin’s results from the date of the acquisition. The seller is responsible for liabilities of the SCOR Companies incurred prior to the acquisition. Accordingly, in connection with the sale the seller entered into an assumption reinsurance agreement with the SCOR Companies whereby the SCOR Companies are intended ultimately to be relieved of their legal liability to policyholders as of December 31, 2002. At December 31, 2002, the Company completed a preliminary allocation of the purchase price to the net assets acquired and allocated the entire cost in excess of the fair value of the tangible assets acquired to the fair value of the state insurance licenses acquired. During the first quarter of 2003, the Company received a final closing balance sheet and determined that the assumption was not yet complete for certain policies and that the SCOR Companies have not yet been relieved of their legal obligations to policyholders. Accordingly, the allocation of the purchase price to the net assets acquired has been adjusted to reflect such obligations to policyholders as liabilities of the SCOR Companies, with an offsetting and corresponding receivable from the seller reflected in Other Receivables, and to reflect other changes in the purchase price resulting from changes in other assets and liabilities as reflected in the final closing balance sheet. The Company is in the process of finalizing certain tax elections and allocations related to the acquisition. Accordingly, the preliminary purchase price allocation does not reflect any adjustments that may result from the completion of such tax elections and allocations.

Based on the Company’s most recent allocation of the purchase price, the assets acquired and liabilities assumed in connection with the acquisition of the SCOR Companies were:

(Dollars in Millions)
Investments	$20.9
Other Receivables	286.1
Value of Licenses Acquired	10.0
Other Assets	0.9
Insurance Reserves	(267.5)
Unearned Premiums	(18.6)

Total Purchase Price	$31.8

Note 3 – Investment in Investee

Equity in Net Income (Loss) of Investee was a loss of $1.4 million and a loss of $1.8 million for the six and three months ended June 30, 2003, respectively. Equity in Net Income (Loss) of Investee was a loss of $5.1 million and a loss of $2.4 million for the six and three months ended June 30, 2002, respectively. Unitrin accounts for its investment in its investee, UNOVA, Inc. (“UNOVA”), under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information, which generally results in a three-month-delay basis. In 2000, Unitrin wrote down the carrying value of its investment in UNOVA and allocated the loss to Unitrin’s proportionate share of UNOVA’s non-current assets. Accordingly, Unitrin’s reported equity in UNOVA’s results for the six and three months ended June 30, 2003 and 2002 differs from Unitrin’s proportionate share of UNOVA’s results included in UNOVA’s financial reports due to the extent that such reported results include depreciation, amortization or other charges related to such non-current assets and due to differences in the timing of UNOVA’s other publicly-available information and its inclusion in UNOVA’s financial reports.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Other Receivables

Under the agreement governing the 1999 acquisition of Valley Group, Inc. (“VGI”), the Company is entitled to recover 90% of unfavorable development on VGI’s pre-acquisition loss and loss adjustment expense reserves from the seller, White Mountains Insurance Group, Ltd. (“White Mountains”) (formerly Fund American Enterprise Holdings, Inc.). Recovery is subject to a maximum limit of $50 million. Such reserves have experienced unfavorable development, 90% of the amount of which exceeded the maximum recovery under the agreement. Accordingly, the recoverable at June 30, 2003 is recorded at the maximum limit. The Company delivered a final reserve report to White Mountains on March 7, 2003.

On April 4, 2003, White Mountains responded to the Company and indicated, among other things, that it believes that “the final reserve report does not constitute an appropriate calculation of the [unfavorable development] and we will not pay Unitrin the amount indicated.” An exchange of information between the parties ensued and is continuing. The Company believes it has accurately calculated the reserve amount in question and intends to submit the matter for resolution pursuant to the dispute resolution process provided in the agreement.

Note 5 – Income Taxes

On September 27, 1999, Fireside Securities Corporation (“Fireside”), a subsidiary of Unitrin received Notices of Proposed Adjustment to its California Franchise tax returns from the State of California Franchise Tax Board (the “FTB”). The FTB asserted that Fireside and Unitrin and its insurance company subsidiaries were members of a single unitary group. The FTB assertion would have had the effect of taxing intercompany dividends paid by Unitrin’s insurance subsidiaries to Unitrin, but excluding the apportionment factors of the insurance company subsidiaries in determining the income taxable in California. This assessment was vigorously contested and a formal protest was filed with the FTB by Fireside on November 23, 1999. On August 26, 2002, Fireside received official notification from the FTB that after consideration of the protest filed, the FTB has withdrawn these assessments.

The FTB implemented a new policy in 2002, that for tax years ending on or after December 1, 1997 all dividends received from an 80 percent or more owned insurance subsidiary are taxable. On March 12, 2003, Fireside was officially notified that its tax returns for 1998, 1999 and 2000 would be examined. The Company cannot presently predict whether the FTB will assess any additional tax for these years under the new policy. Accordingly, this notification did not have an impact on the results of operations for the six months ended June 30, 2003.

Note 6 – Notes Payable

The Company has a $360 million unsecured revolving credit agreement, expiring on August 30, 2005, with a group of banks. The agreement provides for fixed and floating rate advances for periods of up to 180 days at various interest rates. The agreement contains various financial covenants, including limits on the ratio of total debt to total capitalization and minimum risk-based capital ratios for the Company’s largest insurance subsidiaries. Proceeds from advances under the agreement may be used for general corporate purposes. Interest expense under the revolving credit agreement was $0.9 million and $0.5 million for the six and three months ended June 30, 2003, respectively. Interest expense under the Company’s former revolving credit agreement was $3.0 million and $1.4 million for the six and three months ended June 30, 2002, respectively.

On July 1, 2002, the Company issued its 5.75% senior notes due July 1, 2007 with an aggregate principal amount of $300 million (the “Senior Notes”). The Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at the Company’s option at specified redemption prices. Interest expense under the Senior Notes was $8.9 million and $4.4 million for the six and three months ended June 30, 2003.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Securities Lending

Some of the Company’s subsidiaries are parties to securities lending agreements whereby unrelated parties, primarily large brokerage firms, borrow securities from the subsidiaries’ accounts. Borrowers of these securities must deposit cash collateral with the subsidiaries equal to 102% of the fair value of the securities loaned. The subsidiaries continue to receive the interest on loaned securities as beneficial owners, and accordingly, the loaned securities are included in Fixed Maturities. The amount of collateral received is invested in short-term securities and is included in these financial statements as Short-term Investments with a corresponding Liability for Funds Held for Securities on Loan included in Accrued Expenses and Other Liabilities. The fair value of collateral held was $34.5 million at June 30, 2003. No securities were on loan at December 31, 2002.

Note 8 – Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution for the six and three months ended June 30, 2003 and 2002 were as follows:

	Six Months Ended		Three Months Ended
(Dollars and Shares in Millions, Except Per Share Amounts)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net Income	$36.1	$13.6	$22.7	$4.4
Dilutive Effect on Net Income from Investee’s Equivalent Shares	—	—	—	—

Net Income Assuming Dilution	$36.1	$13.6	$22.7	$4.4

Weighted Average Common Shares Outstanding	67.6	67.7	67.5	67.8
Dilutive Effect of Unitrin Stock Option Plans	0.1	0.7	0.1	0.6

Weighted Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	67.7	68.4	67.6	68.4

Net Income Per Share	$0.53	$0.20	$0.34	$0.06

Net Income Per Share Assuming Dilution	$0.53	$0.20	$0.33	$0.06

Options outstanding at June 30, 2003 and 2002 to purchase 6.2 million and 1.3 million common shares, respectively, of Unitrin common stock were excluded from the computation of Net Income Per Share Assuming Dilution for the six months ended June 30, 2003 and 2002, respectively, because the exercise price exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Other Comprehensive Income (Loss)

Other Comprehensive Income (Loss) for the six and three months ended June 30, 2003 and 2002 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Increase (Decrease) in Unrealized Gains, Net of Reclassification Adjustment for Gains Included in Net Income	$(22.9)	$210.7	$86.4	$127.1
Other	(0.3)	(0.8)	(0.3)	(0.2)
Effect of Income Taxes	8.0	(73.6)	(30.4)	(44.6)

Other Comprehensive Income (Loss)	$(15.2)	$136.3	$55.7	$82.3

The Company’s Investment in Investee is accounted for under the equity method of accounting and, accordingly, changes in its fair value are excluded from the determination of Total Comprehensive Income and Other Comprehensive Income (Loss). Total Comprehensive Income for the six months ended June 30, 2003 and 2002 was $20.9 million and $149.9 million, respectively. Total Comprehensive Income for the three months ended June 30, 2003 and 2002 was $78.4 million and $86.7 million, respectively.

Note 10 – Income from Investments

Net Investment Income for the six and three months ended June 30, 2003 and 2002 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Investment Income:
Interest and Dividends on Fixed Maturities	$81.9	$83.2	$41.5	$39.0
Dividends on Equity Securities	15.6	15.6	9.2	9.7
Short-term	2.9	4.3	1.3	3.7
Real Estate	11.9	10.8	6.2	5.4
Other	5.6	6.0	3.5	3.2

Total Investment Income	117.9	119.9	61.7	61.0

Investment Expenses:
Real Estate	8.3	7.4	4.2	3.9
Other	0.7	0.5	0.3	0.3

Total Investment Expenses	9.0	7.9	4.5	4.2

Net Investment Income	$108.9	$112.0	$57.2	$56.8

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Income from Investments (continued)

The components of Net Realized Investment Gains (Losses) for the six and three months ended June 30, 2003 and 2002 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fixed Maturities:
Gains on Dispositions	$7.6	$1.5	$4.2	$0.8
Losses on Dispositions	(0.1)	(0.7)	(0.1)	(0.7)
Losses from Write-downs	(1.7)	(5.8)	(0.4)	(3.9)
Equity Securities:
Gains on Dispositions	27.0	1.5	9.1	—
Losses on Dispositions	(2.4)	—	(0.1)	—
Losses from Write-downs	(11.8)	—	—	—
Other Investments:
Gains on Dispositions	0.1	2.4	0.1	2.4
Losses on Dispositions	(0.2)	(0.2)	(0.2)	(0.2)
Losses from Write-downs	(1.8)	—	(1.8)	—

Net Realized Investment Gains (Losses)	$16.7	$(1.3)	$10.8	$(1.6)

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Business Segments

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through six operating segments: Multi Lines Insurance, Specialty Lines Insurance, Kemper Auto and Home, Life and Health Insurance, Consumer Finance and Unitrin Direct Sales. It is the Company’s management practice to allocate certain corporate expenses to its operating units. The Company considers the management of certain investments, including Northrop Grumman Corporation common and preferred stock, Baker Hughes, Inc. common stock and UNOVA common stock, to be a corporate responsibility and excludes income from these investments from its Operating Segments.

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

The Life and Health Insurance segment includes individual life, accident, health and hospitalization insurance. The Company’s Life and Health Insurance employee-agents also market property insurance products under common management.

The Consumer Finance segment finances purchases of used automobiles and offers thrift products in the form of investment certificates and savings accounts.

On January 3, 2000, the Company established a new business unit, Unitrin Direct Sales, to market personal automobile insurance. Unitrin Direct Sales markets personal automobile insurance through direct mail and over the Internet through web insurance portals, click-throughs and its own websites. Results of Kemper Direct, acquired on June 28, 2002, are included in the Unitrin Direct Sales segment’s results from the date of acquisition. Unitrin Direct Sales, as a direct marketer, typically incurs higher up-front acquisition costs associated with marketing products and acquiring new policies but is expected to experience lower renewal costs than traditional insurance providers.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Business Segments (continued)

Segment Revenues for the six and three months ended June 30, 2003 and 2002 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues:
Multi Lines Insurance:
Premiums	$276.4	$288.7	$134.8	$143.1
Net Investment Income	15.9	17.5	8.2	8.7

Total Multi Lines Insurance	292.3	306.2	143.0	151.8

Specialty Lines Insurance:
Premiums	255.3	211.1	131.3	109.4
Net Investment Income	8.1	7.4	4.2	3.7

Total Specialty Lines Insurance	263.4	218.5	135.5	113.1

Kemper Auto and Home:
Premiums	265.6	—	147.6	—
Net Investment Income	6.6	—	3.9	—
Other Income	13.2	—	4.8	—

Total Kemper Auto and Home	285.4	—	156.3	—

Life and Health Insurance:
Premiums	331.1	324.3	167.2	163.2
Net Investment Income	66.7	83.3	33.4	41.0
Other Income	2.2	2.0	1.1	0.9

Total Life and Health Insurance	400.0	409.6	201.7	205.1

Consumer Finance	95.0	81.9	48.4	42.0

Unitrin Direct Sales:
Premiums	70.4	14.7	36.8	8.4
Net Investment Income	0.8	0.2	0.4	0.1

Total Unitrin Direct Sales	71.2	14.9	37.2	8.5

Total Segment Revenues	1,407.3	1,031.1	722.1	520.5
Dividend Income from Corporate Investments	9.9	9.9	6.5	6.5
Other Investment Income	1.5	—	0.9	—
Net Realized Investment Gains (Losses)	16.7	(1.3)	10.8	(1.6)
Other Income	1.6	1.9	0.8	1.2
Eliminations	(0.6)	(6.3)	(0.3)	(3.2)

Total Revenues	$1,436.4	$1,035.3	$740.8	$523.4

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Business Segments (continued)

Segment Operating Profit (Loss) for the six and three months ended June 30, 2003 and 2002 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Segment Operating Profit (Loss):
Multi Lines Insurance	$2.5	$(14.2)	$(3.0)	$(7.4)
Specialty Lines Insurance	18.1	(2.5)	13.2	(3.1)
Kemper Auto and Home	(25.0)	—	(10.9)	—
Life and Health Insurance	28.7	41.4	16.7	18.2
Consumer Finance	22.5	16.2	11.2	8.7
Unitrin Direct Sales	(14.3)	(17.2)	(6.4)	(9.5)

Total Segment Operating Profit	32.5	23.7	20.8	6.9
Dividend Income from Corporate Investments	9.9	9.9	6.5	6.5
Net Realized Investment Gains (Losses)	16.7	(1.3)	10.8	(1.6)
Corporate Interest and Other Expense, Net	(9.4)	(2.1)	(5.0)	(1.2)
Eliminations	(0.6)	(6.3)	(0.3)	(3.2)

Income Before Income Taxes and Equity in Net Income (Loss) of Investee	$49.1	$23.9	$32.8	$7.4

Note 12 – Related Party Transactions

One of Unitrin’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. Certain of the Company’s insurance company subsidiaries and FS&C are parties to agreements under which FS&C provides investment management services. In addition, FS&C provides investment management services with respect to certain funds of the Company’s pension plan. The agreements governing these arrangements are terminable by either party at any time upon 30 days advance written notice.

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based upon the fair market value of the assets under management. At June 30, 2003, the Company’s subsidiaries and the Company’s pension plan had approximately $144.4 million and $63.4 million, respectively, in investments managed by FS&C. During the first six months of 2003, the Company’s subsidiaries and the Company’s pension plan paid $0.3 million in the aggregate to FS&C.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 – Related Party Transactions (continued)

With respect to the Company’s 401(k) Savings Plan, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund (the “Fund”). FS&C provides investment management services to the Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Fund. As of June 30, 2003, employees participating in the Company’s 401(k) Savings Plan had allocated approximately $21.7 million for investment in the Fund, representing approximately 12% of the total amount invested in the Company’s 401(k) Savings Plan.

The Company believes that the transactions described above have been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

Note 13 – Legal Proceedings

The Company and its subsidiaries are defendants in various legal actions incidental to their businesses. Many of these actions are pending in jurisdictions that permit damages, including punitive damages, that are disproportionate to the actual economic damages alleged to have been incurred. The plaintiffs in certain of these suits seek class action status that, if granted, could expose the Company and its subsidiaries to potentially significant liability by virtue of the size of the purported classes. The State of Mississippi, where the Company and some of its subsidiaries are defendants in a number of lawsuits, has received national attention for a large number of multi-million dollar jury verdicts and settlements against corporations in a variety of industries. Although Mississippi law does not permit class actions, case law there allows for virtually unlimited joinder of plaintiffs in a single action, thereby simulating a class action lawsuit, and the Company and some of its subsidiaries are defendants in such quasi-class action lawsuits. The Company and its subsidiaries believe that there are meritorious defenses to the cases referenced in this paragraph and are defending them vigorously. Although the Company believes that resolution of these cases will not have a material adverse effect on the Company’s financial position, the frequency of large damage awards, including punitive damage awards having little or no relationship to the actual economic damages allegedly incurred, means that there can be no assurance that one or more of these cases will not produce a damage award which could have a material adverse effect on the Company’s financial results for any given period.

Note 14 – Relationships with Mutual Holding Companies

Trinity and Milwaukee Insurance Company (“MIC”), through its predecessor Milwaukee Mutual Insurance Company (“MMIC”), are parties to a quota share reinsurance agreement whereby Trinity assumes 95% of the business written or assumed by MIC. On April 1, 2003, Mutual Insurers Holding Company (“MIHC”) was formed in conjunction with the conversion of MMIC from a mutual insurance company to a stock insurance company. As part of the conversion process, MMIC became a wholly owned subsidiary of MIHC and changed its name to MIC. MIHC is owned and controlled by the policyholders of MIC. In addition, effective April 1, 2003, five employees of the Company, including four of its executive officers, were elected to MIHC’s nine member Board of Directors by the policyholders. Effective July 1, 2001, MIC, through its predecessor MMIC, and First Nonprofit Insurance Company (“FNP”), through its predecessor, First Nonprofit Mutual Insurance Company, are parties to a quota share reinsurance agreement whereby MIC assumes 80% of the business written or assumed by FNP. Pursuant to an amendment to the MIC/FNP reinsurance agreement, which became effective January 15, 2003, FNP agrees to arrange for its parent company, First Nonprofit Mutual Holding Company (“FNMHC”) to elect a simple majority of the FNMHC Board of Directors selected by MIC. On January 15, 2003, FNMHC elected 5 employees of the Company, including four of its executive officers, as selected by MIC, to the FNMHC Board of Directors pursuant to the terms of the amendment.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through six operating segments: Multi Lines Insurance, Specialty Lines Insurance, Kemper Auto and Home, Life and Health Insurance, Consumer Finance and Unitrin Direct Sales.

The Company’s management practice is to allocate certain corporate expenses to its operating units. The Company considers the management of certain investments, including Northrop Grumman Corporation (“Northrop”) common and preferred stock, Baker Hughes, Inc. (“Baker Hughes”) common stock and UNOVA, Inc. (“UNOVA”) common stock, to be a corporate responsibility and excludes income from these investments from its Operating Segments.

Multi Lines Insurance

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Premiums:
Personal Lines:
Personal Automobile	$100.6	$95.0	$50.6	$47.7
Homeowners	35.0	34.8	17.1	17.5
Other	5.2	5.3	2.6	2.7

Total Personal Lines	140.8	135.1	70.3	67.9

Commercial Lines:
Commercial Property & Liability	64.9	68.1	31.3	33.7
Commercial Automobile	50.5	56.6	24.2	28.2
Other	20.2	28.9	9.0	13.3

Total Commercial Lines	135.6	153.6	64.5	75.2

Total Premiums	$276.4	$288.7	$134.8	$143.1

Underwriting Loss:
Personal Lines	$(6.0)	$(11.3)	$(6.1)	$(3.7)
Commercial Lines	(7.4)	(20.4)	(5.1)	(12.4)

Total Underwriting Loss	(13.4)	(31.7)	(11.2)	(16.1)
Net Investment Income	15.9	17.5	8.2	8.7

Operating Profit (Loss)	$2.5	$(14.2)	$(3.0)	$(7.4)

Ratio Based on Earned Premiums
Incurred Loss Ratio (excluding Storm Losses)	65.0%	70.5%	61.8%	66.5%
Incurred Storm Loss Ratio	8.7%	10.1%	14.8%	14.1%

Total Incurred Loss Ratio	73.7%	80.6%	76.6%	80.6%
Incurred Expense Ratio	31.1%	30.4%	31.8%	30.6%

Combined Ratio	104.8%	111.0%	108.4%	111.2%

Multi Lines Insurance (continued)

Premiums in the Multi Lines Insurance segment decreased by $12.3 million and $8.3 million for the six and three months ended June 30, 2003, compared to the same periods in 2002. Personal lines premiums increased by $5.7 million and $2.4 million for the six and three months ended June 30, 2003, compared to the same periods in 2002, due primarily to higher premium rates, partially offset by lower premium volume. Commercial lines premiums decreased by $18.0 million and $10.7 million for the six and three months ended June 30, 2003, compared to the same period in 2002, due primarily to lower premium volume, partially offset by higher premium rates. Net Investment Income decreased by $1.6 million and $0.5 million for the six and three months ended June 30, 2003, compared to the same periods in 2002, due primarily to lower yields on investments, partially offset by higher levels of investments. Investment levels in the Multi Lines Insurance segment increased due primarily to capital contributions received from its parent, Unitrin, Inc. (see discussion under “Liquidity and Capital Resources”).

Operating results in the Multi Lines Insurance segment improved by $16.7 million for the six months ended June 30, 2003, compared to the same period in 2002, due primarily to a favorable change in loss reserve development (which recognizes changes in estimates of prior year loss reserves in the current period) in commercial lines, lower non-storm losses as a percentage of premiums in both personal lines and commercial lines and lower storm losses. Total loss reserve development (including development on prior year storms) had a favorable effect of $9.0 million for the six months ended June 30, 2003, compared to a favorable effect of $4.4 million for the same period in 2002. The lower non-storm losses as a percent of premiums are due in part to improved premium rate adequacy and the effects of certain underwriting actions. Storm losses were $24.0 million for the six months ended June 30, 2003, a decrease of $5.3 million compared to the same period in 2002. Operating results in the Multi Lines Insurance segment improved by $4.4 million for the three months ended June 30, 2003, compared to the same period in 2002, due primarily to a favorable change in loss reserve development in commercial lines. Storm losses were $19.9 million for the three months ended June 30, 2003, a decrease of $0.3 million compared to the same period in 2002.

The Company has completed an evaluation of strategic alternatives for its commercial lines of business and has concluded that a sale of these lines is not desirable at this time. The Company will continue to reduce policies in force in certain commercial lines through extensive re-underwriting of contractors and related industries, program business, workers compensation, and product liability. In addition, the Company intends to continue aggressive pricing on commercial lines on selected portions of the book and continue to implement premium rate increases in most other product lines, subject to regulatory approvals where applicable. The Company continues to review its underwriting guidelines and implement underwriting changes as it writes and renews its business, including placing a moratorium on new business in certain markets where adequate rates cannot be obtained.

Specialty Lines Insurance

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Premiums:
Personal Automobile	$217.5	$193.3	$110.8	$99.8
Commercial Automobile	37.3	17.3	20.3	9.4
Other	0.5	0.5	0.2	0.2

Total Premiums	$255.3	$211.1	$131.3	$109.4

Specialty Lines Insurance (continued)

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Underwriting Profit (Loss):
Personal Automobile	$6.2	$(10.6)	$6.7	$(6.1)
Commercial Automobile	4.3	0.7	2.9	(0.7)
Other	(0.5)	—	(0.6)	—

Total Underwriting Profit (Loss)	10.0	(9.9)	9.0	(6.8)
Net Investment Income	8.1	7.4	4.2	3.7

Operating Profit (Loss)	$18.1	$(2.5)	$13.2	$(3.1)

Ratio Based on Earned Premiums
Incurred Loss Ratio (excluding Storms)	74.0%	81.8%	71.1%	83.9%
Incurred Storm Loss Ratio	0.5%	0.3%	1.0%	0.5%

Total Incurred Loss Ratio	74.5%	82.1%	72.1%	84.4%
Incurred Expense Ratio	21.6%	22.5%	21.0%	21.8%

Combined Ratio	96.1%	104.6%	93.1%	106.2%

Premiums in the Specialty Lines Insurance segment increased by $44.2 million and $21.9 million for the six and three months ended June 30, 2003, compared to the same periods in 2002, due to higher premium volume and premium rates. Net Investment Income in the Specialty Lines Insurance segment increased by $0.7 million and $0.5 million for the six and three months ended June 30, 2003, compared to the same periods last year, due to higher levels of investments, partially offset by lower yields on investments.

Operating Profit in the Specialty Lines Insurance segment increased by $20.6 million for the six months ended June 30, 2003, compared to the same period last year, due primarily to lower losses and expenses as a percentage of premiums and the effects of reduced adverse loss reserve development. Losses decreased as a percentage of premiums due primarily to improved premium rate adequacy. Expenses decreased as a percentage of premiums due in part to improved premium rate adequacy and higher premium volume covering fixed costs. Operating Profit in the Specialty Lines Insurance segment increased by $16.3 million for the three months ended June 30, 2003, compared to the same period last year, due primarily to lower losses and expenses as a percentage of premiums. Losses decreased as a percentage of premiums due primarily to improved premium rate adequacy. Expenses decreased as a percentage of premiums due in part to improved premium rate adequacy and higher premium volume covering fixed costs.

Kemper Auto and Home

	Six Months Ended	Three Months Ended
(Dollars in Millions)	June 30, 2003	June 30, 2003	March 31, 2003
Premiums	$265.6	$147.6	$118.0
Net Investment Income	6.6	3.9	2.7
Other Income	13.2	4.8	8.4

Total Revenues	285.4	156.3	129.1

Incurred Losses	217.7	119.5	98.2
Insurance Expenses	92.7	47.7	45.0

Operating Loss	$(25.0)	$(10.9)	$(14.1)

On June 28, 2002, Unitrin closed its acquisition of the personal lines property and casualty insurance business of the Kemper Insurance Companies (“KIC”) in a cash transaction. The results of the Kemper Auto and Home segment (“KAH”) are comprised of the former Individual and Family Group business unit of KIC that specializes in the sale of personal automobile and homeowners insurance through independent agents. The results of the Kemper Auto and Home segment are included in the Company’s results of operations from the date of acquisition.

Pursuant to the agreements among the parties, KIC retained all liabilities for policies issued by Kemper Auto and Home prior to the closing, while Trinity Universal Insurance Company (“Trinity”), a subsidiary of Unitrin, is entitled to premiums written for substantially all policies issued or renewed by the Kemper Auto and Home segment after the closing and is liable for losses and expenses incurred thereon. Premiums in the Kemper Auto and Home segment increased by $29.6 million for the three months ended June 30, 2003, compared to the three months ended March 31, 2003, due primarily to the inclusion of premiums from policies with annual renewal dates in the second quarter of 2003 and the inclusion of a full quarter of premiums from policies with annual renewal dates in the first quarter of 2003.

The Kemper Auto and Home segment is administering on behalf of KIC all policies issued prior to the closing and certain policies issued or renewed after the closing, but excluded from the acquisition (the “KIC Run-off”). Other Income in the Kemper Auto and Home segment decreased by $3.6 million for the three months ended June 30, 2003, compared to the three months ended March 31, 2003, due to lower volume of administered policies and related claims. The Company anticipates that the volume of administered policies and related claims will continue to decrease.

The Kemper Auto and Home segment recorded an Operating Loss of $10.9 million for the three months ended June 30, 2003, compared to an Operating Loss of $14.1 million for the three months ended March 31, 2003. Incurred Losses in the Kemper Auto and Home segment increased by $21.3 million for the three months ended June 30, 2003, compared to the three months ended March 31, 2003, due primarily to the increase in premium volume and higher storm losses. Storm losses for the three months ended June 30, 2003 were $16.5 million, compared to storm losses of $15.0 million for the three months ended March 31, 2003. Insurance Expenses increased by $2.7 million for the three months ended June 30, 2003, compared to the three months ended March 31, 2003, due primarily to the increase in premiums, partially offset by lower transition expenses.

At the acquisition date, Unitrin’s property and casualty insurance subsidiaries were not licensed in all the states where the KAH business is written nor were certain computer and data processing modifications completed to allow for the migration of the KAH business to the Company’s property and casualty insurance subsidiaries. Accordingly, Trinity and KIC entered into a quota share reinsurance agreement (the “Reinsurance Agreement”) whereby Trinity reinsured, on a 100% indemnity basis, substantially all of the KAH business written or renewed by KIC after the acquisition date in order to provide a transitional period for Unitrin’s property and casualty insurance subsidiaries to obtain licenses in the necessary states and other insurance regulatory authorizations and to complete the required computer and data processing modifications.

Kemper Auto and Home (continued)

On January 8, 2003, the Reinsurance Agreement was amended to provide, in the event of KIC’s insolvency, for Trinity to make claim payments directly to insureds and insured claimants under the reinsured policies. On June 6, 2003, the Reinsurance Agreement was amended and restated to allow certain of Trinity’s affiliated insurance companies to elect to assume on an assumption reinsurance basis (an “assumption”) some or all of the business in the event that it appears receivership proceedings for KIC are imminent or if KIC is in fact placed into receivership. Depending upon the state of residence of a particular policyholder, such an assumption could be subject to notification to, or consent by, such policyholder, and/or regulatory approvals by a state insurance department. Moreover, the Company has begun to work on computer and data processing modifications, beyond those that have already been implemented, that would be necessary in order to process an assumption. While the Company believes that an assumption would have certain advantages relative to retention of the business in the event that KIC is placed in a receivership, there can be no assurances that such advantages would be realized or that the consents, approvals and computer and data processing modifications necessary to implement an assumption would be obtained or completed, or obtained or completed on a timely basis.

A.M. Best Co., Inc. (“A.M. Best”), the principal insurance company rating agency, lowered its rating for KIC from “A-” (Excellent) to “B+” (Very Good) in December 2002, from “B+” to “B” (Fair) in March 2003, from “B” to “C++” (Marginal) on May 1, 2003, and from “C++” to “D” (Poor) on June 10, 2003. A.M. Best attributed the most recent downgrade to KIC’s “announcement that upon completion of the year-end 2002 independent financial audit, Lumbermens Mutual Casualty Co. [“LMCC”], the lead company of the [KIC] inter-company pool, expects its year-end 2002 statutory surplus—as reflected in its annual statement—to be substantially lower than currently stated.” According to A.M. Best, KIC “management has indicated that if the adjustments had been reflected in its year-end 2002 statutory filing of Lumbermens Mutual Casualty Co., total risk-adjusted capital would fall within the Mandatory Control Level of the risk-based capital calculation required by the Illinois Department of Insurance.” These ratings actions with respect to KIC have no impact on Unitrin’s property and casualty insurance subsidiaries’ “A” (Excellent) rating from A.M. Best.

When an insurance company’s risk-based capital falls within the Mandatory Control Level, the Illinois Director of Insurance is mandated to place the company in receivership proceedings or, in the case of a property and casualty insurance company such as KIC, which has indicated that it “is no longer writing new business and which is running off existing business,” may allow the run-off to proceed under the supervision of the Illinois Director of Insurance. In such a run-off, KIC will only be able to write insurance coverage where required by state law or contractual commitments, such as its contractual commitment to write certain personal lines coverage on Unitrin’s behalf. If KIC were placed into receivership, KIC’s ability to write additional coverage would terminate regardless of existing contractual commitments. In addition, in a receivership, the Illinois Department of Insurance could attempt to take the further action of effecting mid-term cancellations of policies written by KIC.

Unitrin is continuing the migration of the KIC personal lines business to Unitrin’s property and casualty insurance subsidiaries as rapidly as possible to reduce dependence on KIC. The licensing and computer and data processing efforts to allow Unitrin’s property and casualty insurance subsidiaries to directly renew the KIC personal lines business are substantially complete. Unitrin’s property and casualty insurance subsidiaries began directly issuing insurance policies for new business in a few states in March 2003 and began directly issuing insurance policies for new business in most of KAH’s remaining states in the second quarter of 2003. Unitrin’s property and casualty insurance subsidiaries also began issuing renewal insurance policies in the second quarter of 2003 in most of KAH’s states. The vast majority of the KIC personal lines business has yet to be renewed directly by Unitrin’s property and casualty insurance subsidiaries. While there can be no assurance that Unitrin’s property and casualty insurance subsidiaries will be successful in retaining a substantial portion of such business, Unitrin’s experience thus far is that such renewals are being retained at levels consistent with KIC’s historical rates. Unitrin expects, barring further action by the Illinois Department of Insurance with respect to KIC, that the migration of the KAH business to Unitrin’s property and casualty insurance subsidiaries will be approximately 50% complete by the end of 2003 and will be substantially complete in the second half of 2004.

Kemper Auto and Home (continued)

Unitrin is also in the process of completing the development of data processing capabilities to cancel and rewrite such business in bulk mid-term and, alternatively, to assume such business on an assumption reinsurance basis, in either case should the need arise, in order to reduce the burden on independent agents and policyholders should KIC be placed in receivership. Unitrin expects to have these data processing capabilities substantially completed by the end of the third quarter of 2003.

In addition, there can be no assurance as to what actions, if any, the Illinois Department of Insurance may take with respect to KIC or the ultimate effect such actions may have on Unitrin.

The Company cannot presently predict what impact its plans to preserve the Kemper Auto and Home business will ultimately have on the ability of the Company to write the Kemper Auto and Home business, nor can the Company predict what impact these developments will ultimately have on the contingent purchase price or performance bonuses described in Note 3 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Life and Health Insurance

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Premiums:
Life	$202.4	$201.4	$101.2	$101.1
Accident and Health	79.0	77.3	40.4	38.8
Property	49.7	45.6	25.6	23.3

Total Premiums	331.1	324.3	167.2	163.2
Net Investment Income	66.7	83.3	33.4	41.0
Other Income	2.2	2.0	1.1	0.9

Total Revenues	$400.0	$409.6	$201.7	$205.1

Operating Profit	$28.7	$41.4	$16.7	$18.2

Premiums in the Life and Health Insurance segment increased by $6.8 million and $4.0 million for the six and three months ended June 30, 2003, respectively, compared to the same periods in 2002, due primarily to higher accident and health insurance premium rates and higher volume of property insurance sold by the Life and Health Insurance segment’s career agents, partially offset by lower volume of accident and health insurance. Net Investment Income in the Life and Health Insurance segment decreased by $16.6 million and $7.6 million for the six and three months ended June 30, 2003, respectively, compared to the same periods in 2002, due primarily to lower levels of investments and lower yields on investments. Investment levels in the Life and Health Insurance segment decreased due primarily to intercompany dividends of $427 million in the form of cash and other investments paid by the segment in 2002 to its parent, Unitrin, Inc.

Operating Profit in the Life and Health Insurance segment decreased by $12.7 million and $1.5 million for the six and three months ended June 30, 2003, compared to the same periods in 2002, due primarily to the lower net investment income, partially offset by lower life and accident and health insurance expenses and benefits as a percentage of premiums.

Consumer Finance

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Interest, Loan Fees and Earned Discount	$89.5	$76.0	$45.8	$39.1
Net Investment Income	3.0	3.6	1.4	1.8
Other	2.5	2.3	1.2	1.1

Total Revenues	95.0	81.9	48.4	42.0

Provision for Loan Losses	23.3	19.5	12.3	9.8
Interest Expense on Investment Certificates and Savings Accounts	17.2	18.1	8.6	9.0
General and Administrative Expenses	32.0	28.1	16.3	14.5

Operating Profit	$22.5	$16.2	$11.2	$8.7

Consumer Finance Loan Originations	$317.6	$279.0	$163.6	$140.9

	At June 30,
	2003	2002
Percentage of Consumer Finance Receivables Greater than Sixty Days Past Due	2.36%	1.65%
Ratio of Reserve for Loan Losses to Gross Consumer Finance Receivables	5.01%	5.23%
Weighted-Average Interest Yield on Investment Certificates and Savings Accounts	3.63%	4.47%

Interest, Loan Fees and Earned Discount in the Consumer Finance segment increased by $13.5 million and $6.7 million for the six and three months ended June 30, 2003, compared to the same periods in 2002, due primarily to a higher level of loans outstanding. Net Investment Income in the Consumer Finance segment decreased by $0.6 million and $0.4 million for the six and three months ended June 30, 2003, compared to the same periods in 2002, due primarily to lower yields on investments.

Operating Profit in the Consumer Finance segment increased by $6.3 million and $2.5 million for the six and three months ended June 30, 2003, compared to the same periods in 2002. Provision for Loan Losses increased by $3.8 million and $2.5 million for the six and three months ended June 30, 2003, compared to the same periods in 2002, due primarily to a higher level of loans outstanding. Interest Expense on Investment Certificates and Savings Accounts decreased by $0.9 million and $0.4 million for the six and three months ended June 30, 2003, compared to the same periods in 2002, due primarily to lower interest rates on Investment Certificates and Savings Accounts, partially offset by higher levels of deposits. General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discount, decreased from 37.0% for the six months ended June 30, 2002, to 35.8% for the six months ended June 30, 2003, due primarily to the higher levels of loans outstanding. General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discount, decreased from 37.1% for the three months ended June 30, 2002, to 35.6% for the three months ended June 30, 2003, due primarily to the higher levels of loans outstanding.

Unitrin Direct Sales

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net Written Premiums:
Direct Mail	$34.0	$22.1	$18.8	$12.8
Internet	41.3	—	19.3	—

Total Net Written Premiums	$75.3	$22.1	$38.1	$12.8

Earned Premiums:
Direct Mail	$28.3	$14.7	$15.0	$8.4
Internet	42.1	—	21.8	—

Total Earned Premiums	70.4	14.7	36.8	8.4
Net Investment Income	0.8	0.2	0.4	0.1

Total Revenues	$71.2	$14.9	$37.2	$8.5

Operating Loss	$(14.3)	$(17.2)	$(6.4)	$(9.5)

Premiums written for the six months ended June 30, 2003 were $75.3 million, compared to $22.1 million for the same period in 2002. For the six months ended June 30, 2003, premiums written in the direct mail product line were comprised of $17.7 million of new business and $16.3 million of renewal business. For the six months ended June 30, 2003, premiums written in the internet product line were comprised of $16.4 million of new business and $24.9 million of renewal business. The states of Florida, California and Pennsylvania comprised 24.3%, 21.0% and 14.4%, respectively, of premiums written by the Unitrin Direct Sales segment for the six months ended June 30, 2003. Premiums written for the three months ended June 30, 2003 were $38.1 million, compared to $12.8 million for the same period in 2002. For the three months ended June 30, 2003, premiums written in the direct mail product line were comprised of $8.9 million of new business and $9.9 million of renewal business. For the three months ended June 30, 2003, premiums written in the internet product line were comprised of $6.7 million of new business and $12.6 million of renewal business. The states of Florida, California and Pennsylvania comprised 24.2%, 20.4% and 15.2%, respectively, of premiums written by the Unitrin Direct Sales segment for the three months ended June 30, 2003.

Premiums earned for the six and three months ended June 30, 2003 were $70.4 million and $36.8 million, compared to $14.7 million and $8.4 million, respectively, for the same periods in 2002. Earned Premiums increased due primarily to the acquisition of Kemper Direct and new business premiums written in the direct mail business unit during 2002. Net Investment Income in the Unitrin Direct Sales segment increased by $0.6 million and $0.3 million for the six and three months ended June 30, 2003, compared to the same periods last year, due to higher levels of investments. For the six and three months ended June 30, 2003, the Unitrin Direct Sales segment recorded Operating Losses of $14.3 million and $6.4 million, compared to Operating Losses of $17.2 million and $9.5 million, respectively, for the same periods in 2002, due primarily to up-front marketing expenses, uneconomic scale and inadequate premium rates in some states. The operating loss in the Unitrin Direct Sales segment decreased for the second consecutive quarter as the Unitrin Direct Sales segment continues its progress towards achieving economies of scale and premium rate adequacy. The Company continues to implement premium rate increases in the Unitrin Direct Sales segment, subject to regulatory approvals where applicable.

Due to the similarity of the business units’ models, products and back-office operations, the Company combined its direct mail business unit with the internet business unit that it acquired from LMCC in June 2002. The Company believes that such a combination provides an opportunity to achieve economies of scale in a shorter time frame than would have been possible if both businesses were operated as stand-alone units.

Building a direct marketing insurer requires a significant investment resulting in up-front costs and expenses associated with marketing products and acquiring new policies. Although the Company believes that the Unitrin Direct Sales segment is positioned to achieve economies of scale over the next several years, the Company expects that Unitrin Direct Sales will continue to produce operating losses until such economies of scale are achieved.

Equity in Net Income (Loss) of Investee

Equity in Net Income (Loss) of Investee was a loss of $1.4 million and a loss of $1.8 million for the six and three months ended June 30, 2003, respectively. Equity in Net Income (Loss) of Investee was a loss of $5.1 million and a loss of $2.4 million for the six and three months ended June 30, 2002, respectively. Unitrin accounts for its investment in its investee, UNOVA, under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information which generally results in a three-month-delay basis. In 2000, Unitrin wrote down the carrying value of its investment in UNOVA and allocated the loss to Unitrin’s proportionate share of UNOVA’s non-current assets. Accordingly, Unitrin’s reported equity in UNOVA’s results for the six and three months ended June 30, 2003 and 2002 differs from Unitrin’s proportionate share of UNOVA’s results included in UNOVA’s financial reports due to the extent that such reported results include depreciation, amortization or other charges related to such non-current assets and due to differences in the timing of UNOVA’s other publicly-available information and its inclusion in UNOVA’s financial reports.

Corporate Investments

The Company considers the management of certain investments, including Northrop common and preferred stock and Baker Hughes common stock, to be a corporate responsibility and excludes income from these investments from its Operating Segments. Dividend income from Corporate Investments for the six and three months ended June 30, 2003 and 2002 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Northrop Common Stock	$6.1	$6.1	$3.0	$3.0
Northrop Preferred Stock	3.1	3.1	3.1	3.1
Baker Hughes Common Stock	0.7	0.7	0.4	0.4

Total Dividend Income on Corporate Investments	$9.9	$9.9	$6.5	$6.5

The changes in fair values of Corporate Investments for the six months ended June 30, 2003 are summarized below:

(Dollars in Millions)	Fair Value Dec. 31, 2002	Increase / (Decrease) in Fair Values	Dispositions	Fair Value June 30, 2003
Northrop Common Stock	$743.6	$(82.2)	$—	$661.4
Northrop Preferred Stock	218.9	(0.6)	—	218.3
Baker Hughes Common Stock	97.0	2.6	(13.8)	85.8
UNOVA Common Stock	75.9	64.6	—	140.5

Total Fair Value of Corporate Investments	$1,135.4	$(15.6)	$(13.8)	$1,106.0

Corporate Investments (continued)

The changes in fair values of Corporate Investments for the three months ended June 30, 2003 are summarized below:

(Dollars in Millions)	Fair Value March 31, 2003	Increase / (Decrease) in Fair Values	Dispositions	Fair Value June 30, 2003
Northrop Common Stock	$657.7	$3.7	$—	$661.4
Northrop Preferred Stock	221.8	(3.5)	—	218.3
Baker Hughes Common Stock	76.5	9.3	—	85.8
UNOVA Common Stock	68.0	72.5	—	140.5

Total Fair Value of Corporate Investments	$1,024.0	$82.0	$—	$1,106.0

Net Realized Investment Gains (Losses)

Net Realized Investment Gains (Losses) were gains of $16.7 million and $10.8 million for the six and three months ended June 30, 2003, respectively, compared to losses of $1.3 million and $1.6 million for the six and three months ended June 30, 2002, respectively. Net Realized Investment Gains (Losses) for the six months ended June 30, 2003 included pre-tax gains of $34.7 million from dispositions, pre-tax losses of $2.7 million from dispositions, pre-tax losses of $13.5 million resulting from other than temporary declines in fair value of investments and a pre-tax loss of $1.8 million to write down investment real estate. Net Realized Investment Gains (Losses) for the six months ended June 30, 2002 included pre-tax gains of $2.4 million from the sale of certain investment real estate, pre-tax gains of $3.0 million from dispositions, pre-tax losses of $0.9 million from dispositions and pre-tax losses of $5.8 million resulting from other than temporary declines in fair value of investments. Net Realized Investment Gains (Losses) for the three months ended June 30, 2003 included pre-tax gains of $13.4 million from dispositions, pre-tax losses of $0.4 million from dispositions, pre-tax losses of $0.4 million resulting from other than temporary declines in fair value of investments and a pre-tax loss of $1.8 million to write down investment real estate. Net Realized Investment Gains (Losses) for the three months ended June 30, 2002 included pre-tax gains of $2.4 million from the sale of certain investment real estate, pre-tax gains of $0.8 million from dispositions, pre-tax losses of $0.9 million from dispositions and pre-tax losses of $3.9 million resulting from other than temporary declines in fair value of investments. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include: 1) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the duration and extent to which the fair value has been less than cost; and 3) the financial condition and prospects of the issuer. During the first and second quarters of 2003, the Company wrote down investments in 19 issuers and 1 issuer, respectively, to recognize other than temporary declines in market values. During the first and second quarters of 2002, the Company wrote down investments in 2 issuers and 1 issuer, respectively, to recognize other than temporary declines in market values. The Company cannot anticipate when or if similar investment losses may occur in the future.

Other Items

Corporate Interest and Other Expense, Net increased by $7.3 million and $3.8 million for the six and three months ended June 30, 2003, compared to the same periods in 2002. Corporate Interest and Other Expense, Net includes interest expense of $9.8 million and $4.9 million for the six and three months ended June 30, 2003, compared to $3.0 million and $1.4 million, respectively, for the same periods in 2002.

Liquidity and Capital Resources

At June 30, 2003, the Company had approximately 3.5 million shares remaining under the existing common stock repurchase authorization. During the first six months of 2003, the Company repurchased 62,000 shares of its common stock at an aggregate cost of $1.4 million in open market transactions.

The Company has a $360 million unsecured revolving credit agreement, expiring on August 30, 2005, with a group of banks. The agreement provides for fixed and floating rate advances for periods of up to 180 days at various interest rates. The agreement contains various financial covenants, including limits on the ratio of total debt to total capitalization and minimum risk-based capital ratios for the Company’s largest insurance subsidiaries. Proceeds from advances under the agreement may be used for general corporate purposes. At June 30, 2003, the Company had $120 million of outstanding borrowings under the revolving credit agreement. At June 30, 2003, the unused commitment under the Company’s revolving credit facility was $240 million. Interest expense under the revolving credit agreement was $0.9 million and $0.5 million for the six and three months ended June 30, 2003, respectively. Interest expense under the Company’s former revolving credit agreement was $3.0 million and $1.4 million for the six and three months ended June 30, 2002, respectively.

On July 1, 2002, the Company issued its 5.75% senior notes due July 1, 2007 with an aggregate principal amount of $300 million (the “Senior Notes”). The Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at the Company’s option at specified redemption prices. Interest expense under the Senior Notes was $8.9 million and $4.4 million for the six and three months ended June 30, 2003, respectively.

During the first six months of 2003, one of Unitrin’s subsidiaries (Fireside Securities Corporation) paid $6.5 million in dividends to Unitrin. During the second quarter of 2003, Unitrin made capital contributions totaling $25.0 million to its property and casualty insurance subsidiaries. During the first quarter of 2003, Unitrin made capital contributions totaling $123.0 million to its property and casualty insurance subsidiaries. During 2002, Unitrin made a $75.6 million capital contribution, net of dividends received, to its property and casualty insurance subsidiaries. Unitrin expects to make additional contributions to its property and casualty insurance subsidiaries during the remainder of 2003. Unitrin has several sources available to it to fund the capital contributions, including dividends from Unitrin’s life and health insurance and consumer finance subsidiaries, borrowings under the revolving credit agreement, monetization or contribution of corporate assets or the issuance of securities under Unitrin’s shelf registration statement.

The Company has no significant commitments for capital expenditures. During 2002 and the first six months of 2003, the Company’s subsidiaries invested $14.0 million and $5.3 million, respectively, in an investment fund and have an outstanding commitment to invest an additional $15.7 million in such fund. The Company’s subsidiaries maintain levels of cash and liquid assets sufficient to meet ongoing obligations to policyholders and claimants, as well as ordinary operating expenses. The Company’s reserves are set at levels expected to meet contractual liabilities. The Company maintains adequate levels of liquidity and surplus capacity to manage the risks inherent with any differences between the duration of its liabilities and invested assets. As further discussed in Note 7 to the Condensed Consolidated Financial Statements, some of Unitrin’s subsidiaries hold collateral totaling $34.5 million from unrelated parties pursuant to securities lending agreements whereby unrelated parties borrow securities from the subsidiaries’ accounts. The subsidiaries are required to return such collateral upon return of the loaned security. Accordingly, the amount of such collateral would not be available to meet ongoing obligations to policyholders and claimants, as well as ordinary operating expenses. Unitrin and its subsidiaries have not formed special purpose entities or similar structured financing vehicles to access capital and/or manage risk. At June 30, 2003, the Company’s subsidiaries had capacity to write additional premiums relative to statutory capital and surplus requirements.

Accounting Changes

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” prospectively to all awards granted, modified or settled on or after January 1, 2003. Prior to January 1, 2003, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For the six and three months ended June 30, 2003, the Company recognized compensation expense of $1.4 million and $0.9 million before tax, respectively, due to the adoption of SFAS No. 123. The Company estimates that it will recognize compensation expense of $2.5 million before tax for the full year in 2003 due to the adoption of SFAS No. 123.

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The initial application of SFAS No. 143 did not have an impact on the Company’s financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company did not create or obtain an interest in a variable interest entity during the period February 1, 2003 through June 30, 2003. Accordingly, FIN 46 had no impact on the Company’s financial statements.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements of Financial Accounting Standards No. 5, 57, and 107 and rescission of FASB Interpretation No. 34).” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are applicable to financial statements for periods ending after December 15, 2002. The initial adoption of FIN 45 did not have an impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), the Company is required to provide the following disclosures about Market Risk.

Quantitative Information About Market Risk

The Company’s Condensed Consolidated Balance Sheets include five types of financial instruments subject to material risk disclosures required by the SEC: (1) Investments in Fixed Maturities, (2) Investments in Equity Securities, (3) Consumer Finance Receivables, (4) Investment Certificates and Savings Accounts and (5) Senior Notes Payable. Investments in Fixed Maturities, Consumer Finance Receivables, Investment Certificates and Savings Accounts and Senior Notes Payable are subject to material interest rate risk. The Company’s investments in Equity Securities includes common and preferred stocks, which are subject to material equity price risk and interest rate risk, respectively.

For purposes of this disclosure, market risk sensitive financial instruments are divided into two categories: financial instruments acquired for trading purposes and financial instruments acquired for purposes other than trading. The Company’s market risk sensitive instruments are classified as held for purposes other than trading. The Company’s holdings of derivative instruments are insignificant.

The Company measures its sensitivity to market risk by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates and equity prices. The evaluation is made using instantaneous changes in interest rates and equity prices on a static balance sheet to determine the effect such changes would have on the Company’s market value at risk and the resulting pre-tax effect on Shareholders’ Equity. The changes chosen reflect the Company’s view of adverse changes that are reasonably possible over a one-year period. The selection of the changes chosen should not be construed as the Company’s prediction of future market events, but rather as an illustration of the impact of such events.

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates for Investments in Fixed Maturities, preferred stock equity securities and Consumer Finance Receivables from their levels at June 30, 2003 and December 31, 2002, respectively, and an adverse and instantaneous decrease of 100 basis points in market interest rates for Investment Certificates and Savings Accounts and Senior Notes Payable from their levels at June 30, 2003 and December 31, 2002, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at June 30, 2003 and December 31, 2002, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.43 and 0.40 at June 30, 2003 and December 31, 2002, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended June 30, 2003 and December 31, 2002, respectively, and weighted on the fair value of such securities at June 30, 2003 and December 31, 2002, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market with the S&P 500 having a beta coefficient of 1.00.

Quantitative Information About Market Risk (continued)

The estimated adverse effects on the market value of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
June 30, 2003
Assets
Investments in Fixed Maturities	$3,519.8	$(170.1)	$—	$(170.1)
Investments in Equity Securities	1,305.6	(4.8)	(52.0)	(56.8)
Consumer Finance Receivables	895.4	(11.8)	—	(11.8)

Liabilities
Investment Certificates and Savings Accounts	$929.2	$18.0	$—	$18.0
Senior Notes Payable	319.0	11.6	—	11.6

December 31, 2002
Assets
Investments in Fixed Maturities	$3,023.0	$(119.1)	$—	$(119.1)
Investments in Equity Securities	1,394.3	(4.1)	(51.7)	(55.8)
Consumer Finance Receivables	829.9	(10.9)	—	(10.9)

Liabilities
Investment Certificates and Savings Accounts	$864.7	$15.2	$—	$15.2
Senior Notes Payable	315.0	12.2	—	12.2

The market risk sensitivity analysis assumes that the composition of the Company’s interest rate sensitive assets and liabilities, including but not limited to future contractual cash flows and credit quality, and equity price sensitive assets existing at the beginning of the period remains constant over the period being measured. It also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the time to maturity. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Also, any future correlation, either in the near term or the long term, between the Company’s common stock equity securities portfolio and the S&P 500 may differ from the historical correlation as represented by the weighted-average historical beta of the common stock equity securities portfolio. Accordingly, the market risk sensitivity analysis may not be indicative of, is not intended to provide, and does not provide, a precise forecast of the effect of changes of market rates on the Company’s income or Shareholders’ Equity. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates or equity prices.

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

Qualitative Information About Market Risk

Market risk is a broad term related to economic losses due to adverse changes in the fair value of a financial instrument and is inherent to all financial instruments. SEC disclosure rules focus on only one element of market risk—price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Company’s primary market risk exposures are to changes in interest rates and certain exposures to changes in equity prices. The Company manages its interest rate exposures with respect to Investments in Fixed Maturities by investing primarily in investment-grade securities of moderate duration. The interest rate risks with respect to the fair value of Consumer Finance Receivables should be partially offset by the impact of interest rate movements on Investment Certificates and Savings Accounts which are issued to fund its receivables.

Caution Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Information About Market Risk and the accompanying Condensed Consolidated Financial Statements (including the notes thereto) contain forward-looking statements, which usually include words such as “believe(s),” “goal(s),” “target(s),” “estimate(s),” “anticipate(s),” “forecast(s),” “plan(s),” “intend(s),” “expect(s)” and similar expressions. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those contemplated in such statements. Such risks and uncertainties include, but are not limited to, those described in this Management’s Discussion and Analysis of Results of Operations and Financial Condition, the Condensed Consolidated Financial Statements (including notes thereto), changes in economic factors (such as interest rates, unemployment rates and stock market fluctuations), changes in competitive conditions (including availability of labor with required technical or other skills), the number and severity of insurance claims (including those associated with catastrophe losses), regulatory approval of insurance rates, policy forms, license applications and similar matters, governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations), adverse judgments in litigation to which the Company or its subsidiaries are parties, realization of economies of scale, and the successful migration of the Kemper Auto and Home business, as well as other risks and uncertainties described from time to time in the Company’s filings with the SEC. No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. The Company assumes no obligation to release publicly any revisions to any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

(b)	Changes in internal controls.

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 13 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Unitrin, Inc. was held on May 7, 2003 for the purpose of electing eleven directors.

The final tabulation for each of the eleven nominees for director is as follows:

Nominee	Votes For	Votes Withheld
James E. Annable	59,855,579	1,111,569
Eric J. Draut	60,518,768	448,380
Douglas G. Geoga	59,184,231	1,782,917
Reuben L. Hedlund	59,249,147	1,718,001
Jerrold V. Jerome	54,306,067	6,661,081
William E. Johnston, Jr.	59,253,172	1,713,976
Wayne Kauth	60,520,408	446,740
Fayez S. Sarofim	60,196,552	770,596
Donald G. Southwell	60,523,838	443,310
Richard C. Vie	60,516,326	450,822
Ann E. Ziegler	59,932,667	1,034,481

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

2.1

Asset Purchase Agreement, dated as of April 19, 2002, by and among Trinity Universal Insurance Company, Unitrin Services Company and Lumbermens Mutual Casualty Company and certain of its subsidiaries and affiliates (Incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

2.2

Amended and Restated Reinsurance Agreement, dated as of June 6, 2003, by and between Lumbermens Mutual Casualty Company and certain of its subsidiaries and affiliates and Trinity Universal Insurance Company and certain of its subsidiaries and affiliates

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

3.2	Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

4.1

Rights Agreement, dated as of August 3, 1994, as amended October 12, 2000, between Unitrin, Inc. and Wachovia Bank, N.A. (formerly known as First Union National Bank) as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Unitrin, Inc.; as Exhibit B thereto, the Form of Rights Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series A Preferred Stock (Incorporated herein by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

4.2

Senior Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and BNY Midwest Trust Company as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated July 1, 2002.)

4.3	Form of Subordinated Indenture (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

4.4

Officer’s Certificate, including form of Senior Note with respect to the Company’s 5.75% Senior Notes due July 1, 2007 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2002.)

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.2	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.3

Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.4

Unitrin, Inc. 2002 Stock Option Plan (Incorporated herein by reference to Exhibit A of the Company’s Proxy Statement, dated March 25, 2002, in connection with the Company’s 2002 Annual Meeting of Shareholders.)

10.5

Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994), as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.6

Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001), with the following executive officers:

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

10.7	Unitrin, Inc. Severance Plan (Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.8

1998 Unitrin, Inc. Bonus Plan for Senior Executives (Incorporated herein by reference to Exhibit A to the Company’s Proxy Statement, dated April 9, 1998, in connection with Company’s 1998 Annual Meeting of Shareholders.)

10.9	Unitrin, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.10

Credit Agreement, dated August 30, 2002, among Unitrin, Inc., the Lenders party thereto, Bank One, N.A., as administrative agent and Wachovia Bank, N.A., as syndication agent (Incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed September 4, 2002.)

10.11

Registration Rights Agreement, dated as of January 23, 2001, by and among, Northrop Grumman Corporation, NNG, Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation, and Unitrin, Inc. (Incorporated by reference to Exhibit 2.1 to Unitrin’s Schedule 13D with respect to Northrop Grumman Corporation dated April 13, 2001.)

10.12

Second Amended and Restated Distribution Agreement, dated as of August 17, 2001, between Unitrin, Inc. and Curtiss-Wright Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Amendment No. 6 to its Schedule 13D with respect to Curtiss-Wright Corporation dated August 17, 2001.)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On April 15, 2003, the Company filed a report on Form 8-K to furnish its announcement that, beginning with the first quarter of 2003, Unitrin would expense stock options granted to employees and directors using the “prospective” method under Statement of Financial Accounting Standards (“SFAS”) No. 123 as amended by SFAS No. 148.

On May 6, 2003, the Company filed a report on Form 8-K to report a ratings downgrade of the Kemper Insurance Companies (“KIC”) by A.M. Best Co., Inc. (“A.M. Best”) and its potential implications with respect to the Company’s acquisition of the personal lines insurance business from KIC.

On June 13, 2003, the Company filed a report on Form 8-K to report a ratings downgrade of KIC by A.M. Best and its potential implications with respect to the Company’s acquisition of the personal lines insurance business from KIC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unitrin, Inc.

Date: July 24, 2003	/s/ Richard C. Vie
Richard C. Vie Chairman of the Board and Chief Executive Officer

Date: July 24, 2003	/s/ Eric J. Draut
Eric J. Draut Executive Vice President and Chief Financial Officer

Date: July 24, 2003	/s/ Richard Roeske
Richard Roeske Vice President and Chief Accounting Officer (Principal Accounting Officer)