Form 10-Q
period 2003-09-30
UNITRIN INC
filed 2003-10-22
CIK 860748

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2003

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

Yes ☒     No ☐

67,572,275 shares of common stock, $0.10 par value, were outstanding as of September 30, 2003.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Nine Months Ended		Three Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Revenues:
Premiums	$1,833.1	$1,325.5	$634.3	$486.7
Consumer Finance Revenues	145.1	126.0	50.1	44.1
Net Investment Income	167.2	165.9	58.3	53.9
Other Income	21.4	25.0	4.4	21.1
Net Realized Investment Gains (Losses)	25.5	(13.8)	8.8	(12.5)

Total Revenues	2,192.3	1,628.6	755.9	593.3

Expenses:
Insurance Claims and Policyholders’ Benefits	1,314.4	1,009.0	443.2	391.1
Insurance Expenses	637.1	517.2	214.5	199.4
Consumer Finance Expenses	110.3	98.7	37.8	33.0
Interest and Other Expenses	31.0	18.0	10.0	8.0

Total Expenses	2,092.8	1,642.9	705.5	631.5

Income (Loss) before Income Taxes and Equity in Net Income (Loss) of Investee	99.5	(14.3)	50.4	(38.2)
Income Tax (Benefit) Expense	19.0	(11.5)	7.4	(16.7)

Income (Loss) before Equity in Net Income (Loss) of Investee	80.5	(2.8)	43.0	(21.5)
Equity in Net Income (Loss) of Investee	(1.3)	(1.7)	0.1	3.4

Net Income (Loss)	$79.2	$(4.5)	$43.1	$(18.1)

Net Income (Loss) Per Share	$1.17	$(0.07)	$0.64	$(0.27)

Net Income (Loss) Per Share Assuming Dilution	$1.17	$(0.07)	$0.64	$(0.27)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2003 - $3,427.0; 2002 - $2,887.7)	$3,552.3	$3,023.0
Northrop Grumman Corporation Preferred Stock at Fair Value (Cost: 2003 - $177.5; 2002 - $177.5)	209.3	218.9
Northrop Grumman Corporation Common Stock at Fair Value (Cost: 2003 - $661.5; 2002 - $661.5)	660.9	743.6
Other Equity Securities at Fair Value (Cost: 2003 - $354.0; 2002 - $384.5)	406.5	431.8
Investee (UNOVA, Inc.) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2003 - $185.4; 2002 - $75.9)	64.4	64.9
Short-term Investments at Cost which Approximates Fair Value	591.9	556.8
Other	287.1	264.8

Total Investments	5,772.4	5,303.8

Cash	13.3	16.9
Consumer Finance Receivables at Cost (Fair Value: 2003 - $910.8; 2002 - $829.9)	911.7	830.3
Other Receivables	938.4	669.6
Deferred Policy Acquisition Costs	401.9	382.6
Goodwill	344.7	344.7
Other Assets	137.1	157.7

Total Assets	$8,519.5	$7,705.6

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$2,254.8	$2,216.5
Property and Casualty	1,402.6	974.9

Total Insurance Reserves	3,657.4	3,191.4

Investment Certificates and Savings Accounts at Cost (Fair Value: 2003 - $945.8; 2002 - $864.7)	941.4	857.6
Unearned Premiums	821.0	734.3
Accrued and Deferred Income Taxes	350.8	350.5
Note Payable under Revolving Credit Agreement at Cost which Approximates Fair Value	140.0	80.0
Senior Notes Payable at Amortized Cost (Fair Value: 2003 - $318.4; 2002 - $315.0)	297.5	297.1
Accrued Expenses and Other Liabilities	573.4	392.3

Total Liabilities	6,781.5	5,903.2

Shareholders’ Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 67,572,275 Shares Issued and Outstanding at September 30, 2003 and 67,596,409 Shares Issued and Outstanding at December 31, 2002	6.8	6.8
Paid-in Capital	517.6	512.9
Retained Earnings	1,077.9	1,086.4
Accumulated Other Comprehensive Income	135.7	196.3

Total Shareholders’ Equity	1,738.0	1,802.4

Total Liabilities and Shareholders’ Equity	$8,519.5	$7,705.6

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Operating Activities:
Net Income (Loss)	$79.2	$(4.5)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(17.8)	(44.2)
Equity in Net Loss of Investee before Taxes	2.0	2.6
Amortization of Investments	8.6	5.5
(Increase) Decrease in Other Receivables	17.4	(212.5)
Increase in Insurance Reserves and Unearned Premiums	263.1	396.3
Increase (Decrease) in Accrued and Deferred Income Taxes	33.0	(16.8)
Increase in Accrued Expenses and Other Liabilities	54.8	62.8
Net Realized Investment (Gains) Losses	(25.5)	13.8
Provision for Loan Losses	36.0	29.2
Other, Net	32.3	10.0

Net Cash Provided by Operating Activities	483.1	242.2

Investing Activities:
Sales and Maturities of Fixed Maturities	1,204.1	1,152.8
Purchases of Fixed Maturities	(1,742.0)	(991.7)
Sales and Redemptions of Equity Securities	80.1	6.7
Purchases of Equity Securities	(30.0)	(75.1)
Change in Short-term Investments	(35.1)	(128.9)
Acquisition and Improvements of Investment Real Estate	(19.9)	(12.2)
Sale of Investment Real Estate	—	13.7
Change in Other Investments	(4.3)	(19.1)
Acquisition of Business	—	(42.3)
Change in Consumer Finance Receivables	(116.8)	(103.1)
Acquisition of Capital Assets	(9.9)	(19.5)
Disposition of Capital Assets	0.2	0.3

Net Cash Used by Investing Activities	(673.6)	(218.4)

Financing Activities:
Change in Investment Certificates and Savings Accounts	83.8	69.2
Change in Universal Life and Annuity Contracts	3.4	4.6
Change in Liability for Funds Held for Securities on Loan	124.6	(77.5)
Notes Payable Proceeds	180.0	854.8
Notes Payable Payments	(120.0)	(812.8)
Cash Dividends Paid	(84.1)	(84.3)
Common Stock Repurchases	(1.4)	(7.0)
Other, Net	0.6	8.6

Net Cash Provided (Used) by Financing Activities	186.9	(44.4)

Decrease in Cash	(3.6)	(20.6)
Cash, Beginning of Year	16.9	27.9

Cash, End of Period	$13.3	$7.3

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

Accounting Changes

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” prospectively to all awards granted, modified or settled on or after January 1, 2003.

The effects on Net Income (Loss), Net Income (Loss) Per Share and Net Income (Loss) Per Share Assuming Dilution if the fair value based method had been applied to all awards since the effective date of SFAS No. 123 for the periods presented below were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions, Except Per Share Amounts)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net Income (Loss), As Reported	$79.2	$(4.5)	$43.1	$(18.1)
Add: Stock-Based Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	1.3	0.2	0.4	—
Deduct: Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	(3.2)	(5.0)	(1.0)	(1.9)

Pro Forma Net Income (Loss)	$77.3	$(9.3)	$42.5	$(20.0)

Net Income (Loss) Per Share:
As Reported	$1.17	$(0.07)	$0.64	$(0.27)

Pro Forma	$1.14	$(0.14)	$0.63	$(0.29)

Net Income (Loss) Per Share Assuming Dilution:
As Reported	$1.17	$(0.07)	$0.64	$(0.27)

Pro Forma	$1.14	$(0.14)	$0.63	$(0.29)

Prior to January 1, 2003, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For the nine months ended September 30, 2002, the Company recorded compensation expense of $0.2 million after-tax due to the modification of certain stock options accounted for under APB Opinion No. 25.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company did not create or obtain an interest in a variable interest entity during the period February 1, 2003 through September 30, 2003. Accordingly, FIN 46 had no impact on the Company’s financial statements.

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

At the acquisition date, Unitrin’s property and casualty insurance subsidiaries were not licensed in all the states where the KAH business is written nor were certain computer and data processing modifications completed to allow for the migration of the KAH business to the Company’s property and casualty insurance subsidiaries. Accordingly, Trinity and KIC entered into a quota share reinsurance agreement (the “Reinsurance Agreement”) whereby Trinity reinsured, on a 100% indemnity basis, substantially all of the KAH business written or renewed by KIC after the acquisition date in order to provide a transitional period for Unitrin’s property and casualty insurance subsidiaries to obtain licenses in the necessary states and other insurance regulatory authorizations and to complete the required computer and data processing modifications. On January 8, 2003, the Reinsurance Agreement was amended to provide, in the event of KIC’s insolvency, for Trinity to make claim payments directly to insureds and insured claimants under the reinsured policies. On June 6, 2003, the Reinsurance Agreement was amended and restated to allow certain of Trinity’s affiliated insurance companies to elect to assume on an assumption reinsurance basis (an “assumption”) some or all of the

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Acquisition of Businesses (continued)

business in the event that it appears receivership proceedings for KIC are imminent or if KIC is in fact placed into receivership. Depending upon the state of residence of a particular policyholder, such an assumption could be subject to notification to, or consent by, such policyholder, and/or regulatory approvals by a state insurance department. Moreover, certain computer and data processing modifications would be required to implement an assumption. The Company has developed specifications for such modifications, but has suspended programming work due to the progress that is being made in migrating the KIC business to Unitrin’s property and casualty insurance subsidiaries and the substantial completion of computer and data processing modifications that would allow such subsidiaries to cancel and rewrite such business in bulk in the event that KIC were placed in receivership proceedings. See discussion below. While the Company believes that an assumption would have certain advantages relative to retention of the business in the event that KIC is placed in a receivership, there can be no assurances that such advantages would be realized or that the consents and approvals would be obtained, or obtained on a timely basis.

A.M. Best Co., Inc. (“A.M. Best”), the principal insurance company rating agency, lowered its rating for KIC from “A-” (Excellent) to “B+” (Very Good) in December 2002, from “B+” to “B” (Fair) in March 2003, from “B” to “C++” (Marginal) on May 1, 2003, and from “C++” to “D” (Poor) on June 10, 2003. A.M. Best attributed the most recent downgrade to KIC’s “announcement that upon completion of the year-end 2002 independent financial audit, Lumbermens Mutual Casualty Co., the lead company of the [KIC] inter-company pool, expects its year-end 2002 statutory surplus - as reflected in its annual statement - to be substantially lower than currently stated.” According to A.M. Best, KIC “management has indicated that if the adjustments had been reflected in its year-end 2002 statutory filing of Lumbermens Mutual Casualty Co., total risk-adjusted capital would fall within the Mandatory Control Level of the risk-based capital calculation required by the Illinois Department of Insurance.” These rating actions with respect to KIC have no impact on Unitrin’s property and casualty insurance subsidiaries’ “A” (Excellent) rating from A.M. Best.

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

Unitrin is continuing the migration of the KIC personal lines business to Unitrin’s property and casualty insurance subsidiaries as rapidly as possible to reduce dependence on KIC. The licensing and computer and data processing efforts to allow Unitrin’s property and casualty insurance subsidiaries to directly renew the KIC personal lines business are substantially complete. Unitrin’s property and casualty insurance subsidiaries began directly issuing insurance policies for new business in a few states in March 2003 and began directly issuing insurance policies for new business in most of KAH’s remaining states in the second quarter of 2003. Unitrin’s property and casualty insurance subsidiaries also began issuing renewal insurance policies in the second quarter of 2003 in most of KAH’s states. As of September 30, 2003, approximately 20% of the in force KIC personal lines policies had been renewed directly by Unitrin’s property and casualty insurance subsidiaries and renewal notices for an additional 30% had been sent to policyholders. While there can be no assurance that Unitrin’s property and casualty insurance subsidiaries will be successful in retaining a substantial portion of such business, Unitrin’s experience thus far is that such renewals are being retained at levels consistent with KIC’s historical rates. Unitrin expects, barring further action by the Illinois Department of Insurance with respect to KIC, that approximately 50% of the in force KIC personal lines policies at the end of 2003 will have been renewed directly by Unitrin’s property and casualty insurance subsidiaries and renewal notices will have been sent to an additional 15% of policyholders. The Company anticipates that the migration of the KAH business to Unitrin’s property and casualty insurance subsidiaries will be substantially complete in the second half of 2004.

Unitrin also has substantially completed the development of data processing capabilities to cancel and rewrite such business in bulk mid-term should KIC be placed into a receivership.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Acquisition of Businesses (continued)

There can be no assurance as to what actions, if any, the Illinois Department of Insurance may take with respect to KIC or the ultimate effect that such actions may have on Unitrin.

In the event that KIC were placed in receivership proceedings and ordered to effect mid-term cancellation of all policies written on its paper, the Company cannot predict the extent to which its contingency plans to rewrite such policies in bulk on policies issued directly by Unitrin’s property and casualty insurance subsidiaries would be successful, nor can the Company predict what impact these developments would ultimately have on the contingent purchase price or performance bonuses described in Note 3 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

On December 31, 2002, Unitrin completed the acquisition of two insurance companies, General Security Insurance Company and General Security Property and Casualty Company (the “SCOR Companies”), from SCOR Reinsurance Company in a cash transaction for a total purchase price of approximately $31.8 million. The results of the SCOR Companies are included in Unitrin’s results from the date of the acquisition. The seller is responsible for liabilities of the SCOR Companies incurred prior to the acquisition. Accordingly, in connection with the sale the seller entered into a reinsurance agreement with the SCOR Companies whereby the seller reinsured all of the business written by the seller using the SCOR Companies. At December 31, 2002, the Company completed a preliminary allocation of the purchase price to the net assets acquired and allocated the entire cost in excess of the fair value of the tangible assets acquired to the fair value of the state insurance licenses acquired. During the first quarter of 2003, the Company received a final closing balance sheet and determined the extent to which the SCOR Companies were relieved of their legal obligations to policyholders under the reinsurance agreement. The allocation of the purchase price to the net assets acquired was adjusted to reflect such obligations to policyholders as liabilities of the SCOR Companies, with an offsetting and corresponding receivable from the seller reflected in Other Receivables, and to reflect other changes in the purchase price resulting from changes in other assets and liabilities as reflected in the final closing balance sheet. During the third quarter of 2003, the Company finalized certain tax elections and allocations related to the acquisition. Accordingly, the preliminary purchase price allocation was adjusted during the third quarter of 2003 to reflect such tax elections and allocations.

Based on the Company’s most recent allocation of the purchase price, the assets acquired and liabilities assumed in connection with the acquisition of the SCOR Companies were:

(Dollars in Millions)
Investments	$20.9
Other Receivables	286.1
Value of Licenses Acquired	9.0
Deferred Income Taxes	1.0
Other Assets	0.9
Insurance Reserves	(267.5)
Unearned Premiums	(18.6)

Total Purchase Price	$31.8

Note 3 - Investment in Investee

Equity in Net Income (Loss) of Investee was a loss of $1.3 million and income of $0.1 million for the nine and three months ended September 30, 2003, respectively. Equity in Net Income (Loss) of Investee was a loss of $1.7 million and income of $3.4 million for the nine and three months ended September 30, 2002, respectively. Unitrin accounts for its investment in its investee, UNOVA, Inc. (“UNOVA”), under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information, which generally results in a three-month-delay basis. In 2000, Unitrin wrote down the carrying value of its investment in UNOVA and

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Investment in Investee (continued)

allocated the loss to Unitrin’s proportionate share of UNOVA’s non-current assets. Accordingly, Unitrin’s reported equity in UNOVA’s results for the nine and three months ended September 30, 2003 and 2002 differs from Unitrin’s proportionate share of UNOVA’s results included in UNOVA’s financial reports due to the extent that such reported results include depreciation, amortization or other charges related to such non-current assets and due to differences in the timing of UNOVA’s other publicly-available information and its inclusion in UNOVA’s financial reports.

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

Note 5 - Income Taxes

During the third quarter of 2003, an income tax benefit of $6.0 million was recorded for federal income tax adjustments primarily related to tax years ending on or before December 31, 1999. During the third quarter of 2003, the Company either reached agreement with the Internal Revenue Service or the statute of limitations expired for all tax years ending on or before December 31, 1999.

On September 27, 1999, Fireside Securities Corporation (“Fireside”), a subsidiary of Unitrin, received Notices of Proposed Adjustment to its California Franchise tax returns from the State of California Franchise Tax Board (the “FTB”). The FTB asserted that Fireside and Unitrin and its insurance company subsidiaries were members of a single unitary group. The FTB assertion would have had the effect of taxing intercompany dividends paid by Unitrin’s insurance subsidiaries to Unitrin, but excluding the apportionment factors of the insurance company subsidiaries in determining the income taxable in California. This assessment was vigorously contested and a formal protest was filed with the FTB by Fireside on November 23, 1999. On August 26, 2002, Fireside received official notification from the FTB that after consideration of the protest filed, the FTB has withdrawn these assessments.

The FTB implemented a new policy in 2002 that, for tax years ending on or after December 1, 1997, all dividends received from an 80 percent or more owned insurance subsidiary are taxable. On March 12, 2003, Fireside was officially notified that its tax returns for 1998, 1999 and 2000 would be examined. The Company cannot presently predict whether the FTB will assess any additional tax for these years under the new policy. Accordingly, this notification did not have an impact on the results of operations for the nine months ended September 30, 2003.

Note 6 - Notes Payable

The Company has a $360 million unsecured revolving credit agreement, expiring on August 30, 2005, with a group of banks. The agreement provides for fixed and floating rate advances for periods of up to 180 days at various interest rates. The agreement contains various financial covenants, including limits on the ratio of total debt to total capitalization and minimum risk-based capital ratios for the Company’s largest insurance subsidiaries. Proceeds from advances under the agreement may be used for general corporate purposes. Interest expense under the revolving credit agreement was $1.5 million and $0.6 million for the nine and three months ended September 30, 2003, respectively.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Notes Payable (continued)

Interest expense under the Company’s former revolving credit agreement was $3.2 million and $0.2 million for the nine and three months ended September 30, 2002, respectively.

On July 1, 2002, the Company issued its 5.75% senior notes due July 1, 2007 with an aggregate principal amount of $300 million (the “Senior Notes”). The Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at the Company’s option at specified redemption prices. Interest expense under the Senior Notes was $13.4 million and $4.5 million for the nine and three months ended September 30, 2003. Interest expense under the Senior Notes was $4.4 million for the nine and three months ended September 30, 2002.

Note 7 - Securities Lending

Some of the Company’s subsidiaries are parties to securities lending agreements whereby unrelated parties, primarily large brokerage firms, borrow securities from the subsidiaries’ accounts. Borrowers of these securities must deposit cash collateral with the subsidiaries equal to 102% of the fair value of the securities loaned. The subsidiaries continue to receive the interest on loaned securities as beneficial owners, and accordingly, the loaned securities are included in Fixed Maturities. The amount of collateral received is invested in short-term securities and is included in these financial statements as Short-term Investments with a corresponding Liability for Funds Held for Securities on Loan included in Accrued Expenses and Other Liabilities. The fair value of collateral held was $124.6 million at September 30, 2003. No securities were on loan at December 31, 2002.

Note 8 - Net Income (Loss) Per Share

Net Income (Loss) Per Share and Net Income (Loss) Per Share Assuming Dilution for the nine and three months ended September 30, 2003 and 2002 were as follows:

	Nine Months Ended		Three Months Ended
(Dollars and Shares in Millions, Except Per Share Amounts)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net Income (Loss)	$79.2	$(4.5)	$43.1	$(18.1)
Dilutive Effect on Net Income from Investee’s Equivalent Shares	—	—	—	—

Net Income (Loss) Assuming Dilution	$79.2	$(4.5)	$43.1	$(18.1)

Weighted Average Common Shares Outstanding	67.6	67.7	67.5	67.7
Dilutive Effect of Unitrin Stock Option Plans	0.1	—	0.1	—

Weighted Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	67.7	67.7	67.6	67.7

Net Income (Loss) Per Share	$1.17	$(0.07)	$0.64	$(0.27)

Net Income (Loss) Per Share Assuming Dilution	$1.17	$(0.07)	$0.64	$(0.27)

Options outstanding at September 30, 2003 and 2002 to purchase 5.2 million shares and 1.3 million shares, respectively, of Unitrin common stock were excluded from the computation of Net Income (Loss) Per Share Assuming Dilution for the nine months ended September 30, 2003 and 2002, respectively, because the exercise price exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 - Other Comprehensive Income (Loss)

Other Comprehensive Income (Loss) for the nine and three months ended September 30, 2003 and 2002 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Increase (Decrease) in Unrealized Gains, Net of Reclassification Adjustment for Gains Included in Net Income	$(97.1)	$232.1	$(74.2)	$21.4
Other	3.9	2.1	4.2	2.9
Effect of Income Taxes	32.6	(82.2)	24.6	(8.6)

Other Comprehensive Income (Loss)	$(60.6)	$152.0	$(45.4)	$15.7

The Company’s Investment in Investee is accounted for under the equity method of accounting and, accordingly, changes in its fair value are excluded from the determination of Total Comprehensive Income and Other Comprehensive Income (Loss). Total Comprehensive Income for the nine months ended September 30, 2003 and 2002 was $18.6 million and $147.5 million, respectively. Total Comprehensive Loss for the three months ended September 30, 2003 and 2002 was $2.3 million and $2.4 million, respectively.

Note 10 - Income from Investments

Net Investment Income for the nine and three months ended September 30, 2003 and 2002 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Investment Income:
Interest and Dividends on Fixed Maturities	$125.4	$120.7	$43.5	$37.5
Dividends on Equity Securities	24.7	25.5	9.1	9.9
Short-term	3.9	7.1	1.0	2.8
Real Estate	17.9	15.9	6.0	5.1
Other	9.0	8.9	3.4	2.9

Total Investment Income	180.9	178.1	63.0	58.2

Investment Expenses:
Real Estate	12.7	11.4	4.4	4.0
Other	1.0	0.8	0.3	0.3

Total Investment Expenses	13.7	12.2	4.7	4.3

Net Investment Income	$167.2	$165.9	$58.3	$53.9

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 - Income from Investments (continued)

The components of Net Realized Investment Gains (Losses) for the nine and three months ended September 30, 2003 and 2002 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Fixed Maturities:
Gains on Dispositions	$10.3	$4.4	$2.7	$2.9
Losses on Dispositions	(0.7)	(0.5)	(0.6)	(0.2)
Losses from Write-downs	(2.5)	(10.4)	(0.8)	(4.6)
Equity Securities:
Gains on Dispositions	34.5	1.7	7.5	0.2
Losses on Dispositions	(2.4)	(0.5)	—	(0.1)
Losses from Write-downs	(11.8)	(16.6)	—	(16.6)
Other Investments:
Gains on Dispositions	0.1	8.3	—	5.9
Losses on Dispositions	(0.2)	(0.2)	—	—
Losses from Write-downs	(1.8)	—	—	—

Net Realized Investment Gains (Losses)	$25.5	$(13.8)	$8.8	$(12.5)

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Business Segments

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through six operating segments: Multi Lines Insurance, Specialty Lines Insurance, Kemper Auto and Home, Unitrin Direct, Life and Health Insurance and Consumer Finance. It is the Company’s management practice to allocate certain corporate expenses to its operating units. The Company considers the management of certain investments, including Northrop Grumman Corporation common and preferred stock, Baker Hughes, Inc. common stock and UNOVA common stock, to be a corporate responsibility and excludes income from these investments from its Operating Segments.

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

Unitrin Direct markets personal automobile insurance through direct mail and over the Internet through web insurance portals, click-throughs and its own websites. Results of Kemper Direct, acquired on June 28, 2002, are included in the Unitrin Direct segment’s results from the date of acquisition. Unitrin Direct, as a direct marketer, typically incurs higher up-front acquisition costs associated with marketing products and acquiring new policies but is expected to experience lower renewal costs than traditional insurance providers.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Business Segments (continued)

Segment Revenues for the nine and three months ended September 30, 2003 and 2002 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Revenues:
Multi Lines Insurance:
Premiums	$408.4	$436.3	$132.0	$147.6
Net Investment Income	24.8	24.8	8.9	7.3

Total Multi Lines Insurance	433.2	461.1	140.9	154.9

Specialty Lines Insurance:
Premiums	386.4	330.1	131.1	119.0
Net Investment Income	11.8	11.3	3.7	3.9

Total Specialty Lines Insurance	398.2	341.4	134.8	122.9

Kemper Auto and Home:
Premiums	432.6	29.6	167.0	29.6
Net Investment Income	10.9	0.5	4.3	0.5
Other Income	15.8	19.0	2.6	19.0

Total Kemper Auto and Home	459.3	49.1	173.9	49.1

Unitrin Direct:
Premiums	109.3	41.7	38.9	27.0
Net Investment Income	2.0	0.5	1.2	0.3

Total Unitrin Direct	111.3	42.2	40.1	27.3

Life and Health Insurance:
Premiums	496.4	487.8	165.3	163.5
Net Investment Income	100.0	118.0	33.3	34.7
Other Income	3.3	3.2	1.1	1.2

Total Life and Health Insurance	599.7	609.0	199.7	199.4

Consumer Finance	145.1	126.0	50.1	44.1

Total Segment Revenues	2,146.8	1,628.8	739.5	597.7
Dividend Income from Corporate Investments	16.3	16.9	6.4	7.0
Other Investment Income	2.3	0.4	0.8	0.4
Net Realized Investment Gains (Losses)	25.5	(13.8)	8.8	(12.5)
Other Income	2.3	2.8	0.7	0.9
Eliminations	(0.9)	(6.5)	(0.3)	(0.2)

Total Revenues	$2,192.3	$1,628.6	$755.9	$593.3

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Business Segments (continued)

Segment Operating Profit (Loss) for the nine and three months ended September 30, 2003 and 2002 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Segment Operating Profit (Loss):
Multi Lines Insurance	$10.4	$(65.8)	$7.9	$(51.6)
Specialty Lines Insurance	28.1	0.4	10.0	2.9
Kemper Auto and Home	(33.0)	(11.1)	(8.0)	(11.1)
Unitrin Direct	(16.7)	(24.7)	(2.4)	(7.5)
Life and Health Insurance	48.8	68.8	20.1	27.4
Consumer Finance	34.8	27.3	12.3	11.1

Total Segment Operating Profit (Loss)	72.4	(5.1)	39.9	(28.8)
Dividend Income from Corporate Investments	16.3	16.9	6.4	7.0
Net Realized Investment Gains (Losses)	25.5	(13.8)	8.8	(12.5)
Corporate Interest and Other Expense, Net	(13.8)	(5.8)	(4.4)	(3.7)
Eliminations	(0.9)	(6.5)	(0.3)	(0.2)

Income (Loss) Before Income Taxes and Equity in Net Income (Loss) of Investee	$99.5	$(14.3)	$50.4	$(38.2)

Note 12 - Related Party Transactions

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

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based upon the fair market value of the assets under management. At September 30, 2003, the Company’s subsidiaries and the Company’s pension plan had approximately $144.4 million and $63.8 million, respectively, in investments managed by FS&C. During the first nine months of 2003, the Company’s subsidiaries and the Company’s pension plan paid $0.4 million in the aggregate to FS&C. During the first nine months of 2002, the Company’s subsidiaries and the Company’s pension plan paid $0.4 million in the aggregate to FS&C.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 - Related Party Transactions (continued)

With respect to the Company’s 401(k) Savings Plan, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund (the “Fund”). FS&C provides investment management services to the Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Fund. As of September 30, 2003, employees participating in the Company’s 401(k) Savings Plan had allocated approximately $21.3 million for investment in the Fund, representing approximately 11% of the total amount invested in the Company’s 401(k) Savings Plan.

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

Note 14 - Relationships with Mutual Holding Companies

Trinity and Milwaukee Insurance Company (“MIC”), through its predecessor, Milwaukee Mutual Insurance Company (“MMIC”), are parties to a quota share reinsurance agreement whereby Trinity reinsures on an indemnity basis 95% of the business written or assumed by MIC. On April 1, 2003, Mutual Insurers Holding Company (“MIHC”) was formed in conjunction with the conversion of MMIC from a mutual insurance company to a stock insurance company. As part of the conversion process, MMIC became a wholly owned subsidiary of MIHC and changed its name to MIC. MIHC is owned and controlled by the policyholders of MIC. In addition, effective April 1, 2003, five employees of the Company, including four of its executive officers, were elected to MIHC’s nine member Board of Directors by the policyholders. Effective July 1, 2001, MIC, through its predecessor MMIC, and First Nonprofit Insurance Company (“FNP”), through its predecessor, First Nonprofit Mutual Insurance Company, are parties to a quota share reinsurance agreement whereby MIC reinsures on an indemnity basis 80% of the business written or assumed by FNP. Pursuant to an amendment to the MIC/FNP reinsurance agreement, which became effective January 15, 2003, FNP agrees to arrange for its parent company, First Nonprofit Mutual Holding Company (“FNMHC”) to elect a simple majority of the FNMHC Board of Directors selected by MIC. On January 15, 2003, FNMHC elected 5 employees of the Company, including four of its executive officers, as selected by MIC, to the FNMHC Board of Directors pursuant to the terms of the amendment.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through six operating segments: Multi Lines Insurance, Specialty Lines Insurance, Kemper Auto and Home, Unitrin Direct, Life and Health Insurance and Consumer Finance.

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

Multi Lines Insurance

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Premiums:
Personal Lines:
Personal Automobile	$151.2	$143.9	$50.6	$48.9
Homeowners	53.1	52.9	18.1	18.1
Other	7.8	7.9	2.6	2.6

Total Personal Lines	212.1	204.7	71.3	69.6

Commercial Lines:
Commercial Property & Liability	95.4	103.8	30.5	35.7
Commercial Automobile	72.9	85.8	22.4	29.2
Other	28.0	42.0	7.8	13.1

Total Commercial Lines	196.3	231.6	60.7	78.0

Total Premiums	$408.4	$436.3	$132.0	$147.6

Underwriting Income (Loss):
Personal Lines	$(3.9)	$(20.0)	$2.1	$(8.7)
Commercial Lines	(10.5)	(70.6)	(3.1)	(50.2)

Total Underwriting Loss	(14.4)	(90.6)	(1.0)	(58.9)
Net Investment Income	24.8	24.8	8.9	7.3

Operating Profit (Loss)	$10.4	$(65.8)	$7.9	$(51.6)

Ratio Based on Earned Premiums
Incurred Loss Ratio (excluding Storm Losses)	63.1%	80.4%	58.7%	100.0%
Incurred Storm Loss Ratio	9.2%	9.4%	10.4%	7.8%

Total Incurred Loss Ratio	72.3%	89.8%	69.1%	107.8%
Incurred Expense Ratio	31.2%	31.0%	31.5%	32.2%

Combined Ratio	103.5%	120.8%	100.6%	140.0%

Multi Lines Insurance (continued)

Premiums in the Multi Lines Insurance segment decreased by $27.9 million and $15.6 million for the nine and three months ended September 30, 2003, compared to the same periods in 2002. Personal lines premiums increased by $7.4 million and $1.7 million for the nine and three months ended September 30, 2003, compared to the same periods in 2002, due primarily to higher premium rates, partially offset by lower volume. Commercial lines premiums decreased by $35.3 million and $17.3 million for the nine and three months ended September 30, 2003, compared to the same periods in 2002, due primarily to lower volume, partially offset by higher premium rates. Net Investment Income was flat for the nine months ended September 30, 2003, due primarily to higher levels of investments, offset by lower yields on investments. Net Investment Income increased by $1.6 million for the three months ended September 30, 2003, compared to the same period in 2002, due primarily to higher levels of investments, partially offset by lower yields on investments. Investment levels in the Multi Lines Insurance segment increased due primarily to capital contributions received from its parent, Unitrin, Inc. (see discussion under “Liquidity and Capital Resources”).

Operating results in the Multi Lines Insurance segment improved by $76.2 million for the nine months ended September 30, 2003, compared to the same period in 2002. Total loss reserve development (which reflects changes in estimates of prior year reserves in the current period, including development on storms) had a favorable effect of approximately $13 million for the nine months ended September 30, 2003, compared to an adverse effect of approximately $44 million for the same period in 2002. Storm losses were $37.9 million for the nine months ended September 30, 2003, a decrease of $2.9 million compared to the same period in 2002. Excluding reserve development and storms, operating results improved due primarily to lower personal lines losses and expenses as a percentage of premiums.

Operating results in the Multi Lines Insurance segment improved by $59.5 million for the three months ended September 30, 2003, compared to the same period in 2002. Total loss reserve development had a favorable effect of approximately $4 million for the three months ended September 30, 2003, compared to an adverse effect of approximately $43 million for the same period in 2002. Storm losses were $13.9 million for the three months ended September 30, 2003, an increase of $2.4 million compared to the same period in 2002. Excluding reserve development and storms, operating results improved due primarily to lower personal lines losses and expenses as a percentage of premiums.

During the second quarter of 2003, the Company completed an evaluation of strategic alternatives for its commercial lines of business and concluded that a sale of those lines is not desirable. The Company will continue to reduce policies in force in certain commercial lines through extensive re-underwriting of contractors and related industries, program business, workers compensation, and product liability. In addition, the Company intends to continue aggressive commercial lines pricing actions on selected portions of the book and to continue to implement premium rate increases in most other product lines, subject to regulatory approvals where applicable. The Company continues to review its underwriting guidelines and implement underwriting changes as it writes and renews its business, including placing a moratorium on new business in certain markets where adequate rates cannot be obtained.

Specialty Lines Insurance

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Premiums:
Personal Automobile	$325.4	$299.1	$107.9	$105.8
Commercial Automobile	60.3	30.2	23.0	12.9
Other	0.7	0.8	0.2	0.3

Total Premiums	$386.4	$330.1	$131.1	$119.0

Specialty Lines Insurance (continued)

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Underwriting Profit (Loss):
Personal Automobile	$11.7	$(14.2)	$5.5	$(3.6)
Commercial Automobile	5.2	3.2	0.9	2.5
Other	(0.6)	0.1	(0.1)	0.1

Total Underwriting Profit (Loss)	16.3	(10.9)	6.3	(1.0)
Net Investment Income	11.8	11.3	3.7	3.9

Operating Profit	$28.1	$0.4	$10.0	$2.9

Ratio Based on Earned Premiums
Incurred Loss Ratio (excluding Storms)	73.9%	80.3%	73.8%	78.0%
Incurred Storm Loss Ratio	0.4%	0.4%	0.0%	0.1%

Total Incurred Loss Ratio	74.3%	80.7%	73.8%	78.1%
Incurred Expense Ratio	21.5%	22.6%	21.4%	22.7%

Combined Ratio	95.8%	103.3%	95.2%	100.8%

Premiums in the Specialty Lines Insurance segment increased by $56.3 million and $12.1 million for the nine and three months ended September 30, 2003, compared to the same periods in 2002, due primarily to higher premium rates. Net Investment Income in the Specialty Lines Insurance segment increased by $0.5 million for the nine months ended September 30, 2003, compared to the same period last year, due to higher levels of investments, partially offset by lower yields on investments. Net Investment Income decreased by $0.2 million for the three months ended September 30, 2003, compared to the same period last year due to lower yields on investments, partially offset by higher levels of investments.

Operating Profit in the Specialty Lines Insurance segment increased by $27.7 million for the nine months ended September 30, 2003, compared to the same period last year, due primarily to lower losses and expenses as a percentage of premium and the effects of reduced adverse loss reserve development. Losses decreased as a percentage of premiums due primarily to improved premium rate adequacy. Expenses decreased as a percentage of premiums due to improved premium rate adequacy. Operating Profit in the Specialty Lines Insurance segment increased by $7.1 million for the three months ended September 30, 2003, compared to the same period last year, due primarily to lower losses and expenses as a percentage of premium. Losses decreased as a percentage of premiums due primarily to improved premium rate adequacy.

Kemper Auto and Home

	Nine Months Ended	Three Months Ended
(Dollars in Millions)	Sept. 30, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003
Premiums	$432.6	$167.0	$147.6	$118.0
Net Investment Income	10.9	4.3	3.9	2.7
Other Income	15.8	2.6	4.8	8.4

Total Revenues	459.3	173.9	156.3	129.1

Incurred Losses	351.2	133.5	119.5	98.2
Insurance Expenses	141.1	48.4	47.7	45.0

Operating Loss	$(33.0)	$(8.0)	$(10.9)	$(14.1)

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

Pursuant to the agreements among the parties, KIC retained all liabilities for policies issued by Kemper Auto and Home prior to the closing, while Trinity Universal Insurance Company (“Trinity”), a subsidiary of Unitrin, is entitled to premiums written for substantially all policies issued or renewed by the Kemper Auto and Home segment after the closing and is liable for losses and expenses incurred thereon. Premiums in the Kemper Auto and Home segment increased by $19.4 million for the three months ended September 30, 2003, compared to the three months ended June 30, 2003, due primarily to the inclusion of a full quarter of premiums from policies with annual renewal dates in the second quarter of 2003.

The Kemper Auto and Home segment is administering on behalf of KIC all policies issued prior to the closing and certain policies issued or renewed after the closing, but excluded from the acquisition. Other Income in the Kemper Auto and Home segment decreased by $2.2 million for the three months ended September 30, 2003, compared to the three months ended June 30, 2003, due to lower volume of administered policies and related claims. The Company anticipates that the volume of administered policies and related claims will continue to decrease.

The Kemper Auto and Home segment recorded an Operating Loss of $8.0 million for the three months ended September 30, 2003, compared to an Operating Loss of $10.9 million for the three months ended June 30, 2003. Incurred Losses in the Kemper Auto and Home segment increased by $14.0 million for the three months ended September 30, 2003, compared to the three months ended June 30, 2003, due primarily to the increase in premium volume and higher storm losses. Storm losses for the three months ended September 30, 2003 were $18.6 million, including $8.4 million from Hurricane Isabel, compared to storm losses of $16.5 million for the three months ended June 30, 2003.

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

Kemper Auto and Home (continued)

On January 8, 2003, the Reinsurance Agreement was amended to provide, in the event of KIC’s insolvency, for Trinity to make claim payments directly to insureds and insured claimants under the reinsured policies. On June 6, 2003, the Reinsurance Agreement was amended and restated to allow certain of Trinity’s affiliated insurance companies to elect to assume on an assumption reinsurance basis (an “assumption”) some or all of the business in the event that it appears receivership proceedings for KIC are imminent or if KIC is in fact placed into receivership. Depending upon the state of residence of a particular policyholder, such an assumption could be subject to notification to, or consent by, such policyholder, and/or regulatory approvals by a state insurance department. Moreover, certain computer and data processing modifications would be required to implement an assumption. The Company has developed specifications for such modifications, but has suspended programming work due to the progress that is being made in migrating the KIC business to Unitrin’s property and casualty insurance subsidiaries and the substantial completion of computer and data processing modifications that would allow such subsidiaries to cancel and rewrite such business in bulk in the event that KIC were placed in receivership proceedings. See discussion below. While the Company believes that an assumption would have certain advantages relative to retention of the business in the event that KIC is placed in a receivership, there can be no assurances that such advantages would be realized or that the consents and approvals would be obtained or obtained on a timely basis.

A.M. Best Co., Inc. (“A.M. Best”), the principal insurance company rating agency, lowered its rating for KIC from “A-” (Excellent) to “B+” (Very Good) in December 2002, from “B+” to “B” (Fair) in March 2003, from “B” to “C++” (Marginal) on May 1, 2003, and from “C++” to “D” (Poor) on June 10, 2003. A.M. Best attributed the most recent downgrade to KIC’s “announcement that upon completion of the year-end 2002 independent financial audit, Lumbermens Mutual Casualty Co. [“LMCC”], the lead company of the [KIC] inter-company pool, expects its year-end 2002 statutory surplus - as reflected in its annual statement - to be substantially lower than currently stated.” According to A.M. Best, KIC “management has indicated that if the adjustments had been reflected in its year-end 2002 statutory filing of Lumbermens Mutual Casualty Co., total risk-adjusted capital would fall within the Mandatory Control Level of the risk-based capital calculation required by the Illinois Department of Insurance.” These ratings actions with respect to KIC have no impact on Unitrin’s property and casualty insurance subsidiaries’ “A” (Excellent) rating from A.M. Best.

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

Unitrin is continuing the migration of the KIC personal lines business to Unitrin’s property and casualty insurance subsidiaries as rapidly as possible to reduce dependence on KIC. The licensing and computer and data processing efforts to allow Unitrin’s property and casualty insurance subsidiaries to directly renew the KIC personal lines business are substantially complete. Unitrin’s property and casualty insurance subsidiaries began directly issuing insurance policies for new business in a few states in March 2003 and began directly issuing insurance policies for new business in most of KAH’s remaining states in the second quarter of 2003. Unitrin’s property and casualty insurance subsidiaries also began issuing renewal insurance policies in the second quarter of 2003 in most of KAH’s states. As of September 30, 2003, approximately 20% of the in force KIC personal lines policies had been renewed directly by Unitrin’s property and casualty insurance subsidiaries and renewal notices for an additional 30% had been sent to policyholders. While there can be no assurance that Unitrin’s property and casualty insurance subsidiaries will be successful in retaining a substantial portion of such business, Unitrin’s experience thus far is that such renewals are being retained at levels consistent with KIC’s historical rates. Unitrin expects, barring further action by the Illinois Department of Insurance with respect to KIC, that approximately 50% of the in force KIC personal lines policies at the end of 2003 will have been renewed directly by Unitrin’s property and casualty insurance subsidiaries and renewal notices will have been sent to an additional 15% of policyholders. The Company anticipates that the migration of the KAH business to Unitrin’s property and casualty insurance subsidiaries will be substantially complete in the second half of 2004.

Kemper Auto and Home (continued)

Unitrin also has substantially completed the development of data processing capabilities to cancel and rewrite such business in bulk mid-term should KIC be placed into a receivership.

There can be no assurance as to what actions, if any, the Illinois Department of Insurance may take with respect to KIC or the ultimate effect that such actions may have on Unitrin.

In the event that KIC were placed in receivership proceedings and ordered to effect mid-term cancellation of all policies written on its paper, the Company cannot predict the extent to which its contingency plans to rewrite such policies in bulk on policies issued directly by Unitrin’s property and casualty insurance subsidiaries would be successful, nor can the Company predict what impact these developments would ultimately have on the contingent purchase price or performance bonuses described in Note 3 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Unitrin Direct

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net Written Premiums:
Direct Mail	$54.7	$37.2	$20.7	$15.1
Internet	65.0	21.7	23.7	21.7

Total Net Written Premiums	$119.7	$58.9	$44.4	$36.8

Earned Premiums:
Direct Mail	$44.7	$24.5	$16.4	$9.8
Internet	64.6	17.2	22.5	17.2

Total Earned Premiums	109.3	41.7	38.9	27.0
Net Investment Income	2.0	0.5	1.2	0.3

Total Revenues	$111.3	$42.2	$40.1	$27.3

Operating Loss	$(16.7)	$(24.7)	$(2.4)	$(7.5)

Premiums written for the nine months ended September 30, 2003 were $119.7 million, compared to $58.9 million for the same period in 2002. For the nine months ended September 30, 2003, premiums written in the direct mail product line were comprised of $26.5 million of new business and $28.2 million of renewal business. For the nine months ended September 30, 2003, premiums written in the internet product line were comprised of $22.6 million of new business and $42.4 million of renewal business. The states of Florida, California and Pennsylvania comprised 25.3%, 20.5% and 13.4%, respectively, of premiums written by the Unitrin Direct segment for the nine months ended September 30, 2003. Premiums written for the three months ended September 30, 2003 were $44.4 million, compared to $36.8 million for the same period in 2002. For the three months ended September 30, 2003, premiums written in the direct mail product line were comprised of $8.9 million of new business and $11.8 million of renewal business. For the three months ended September 30, 2003, premiums written in the internet product line were comprised of $6.1 million of new business and $17.6 million of renewal business. The states of Florida, California and Pennsylvania comprised 27.0%, 19.6% and 14.2%, respectively, of premiums written by the Unitrin Direct segment for the three months ended September 30, 2003.

Earned Premiums in the Unitrin Direct segment increased by $67.6 million for the nine months ended September 30, 2003, compared to the same period in 2002, due to the acquisition of Kemper Direct, higher volume of insurance and higher premium rates. Earned Premiums in the Unitrin Direct segment increased by $11.9 million for the three months ended September 30, 2003, compared to the same period in 2002, due to higher volume of insurance and higher premium rates. Net Investment Income in the Unitrin Direct segment increased by $1.5 million and $0.9 million for the nine and three months ended September 30, 2003, compared to the same periods last year, due to higher levels of investments. For the nine and three months ended September 30, 2003, the Unitrin Direct segment recorded Operating Losses of $16.7 million and $2.4 million, respectively, compared to Operating Losses of $24.7 million and $7.5 million,

Unitrin Direct (continued)

respectively, for the same periods in 2002, due primarily to up-front marketing expenses, uneconomic scale and inadequate premium rates in some states. The operating loss in the Unitrin Direct segment decreased for the third consecutive quarter as the Unitrin Direct segment continues its progress towards achieving economies of scale and premium rate adequacy. The Company continues to implement premium rate increases in the Unitrin Direct segment, subject to regulatory approvals where applicable.

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

Building a direct marketing insurer requires a significant investment resulting in up-front costs and expenses associated with marketing products and acquiring new policies. Although the Company believes that the Unitrin Direct segment is positioned to achieve economies of scale over the next several years, the Company expects that the Unitrin Direct segment will continue to produce operating losses until such economies of scale are achieved.

Life and Health Insurance

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Premiums:
Life	$302.7	$302.5	$100.3	$101.1
Accident and Health	118.8	116.3	39.8	39.0
Property	74.9	69.0	25.2	23.4

Total Premiums	496.4	487.8	165.3	163.5
Net Investment Income	100.0	118.0	33.3	34.7
Other Income	3.3	3.2	1.1	1.2

Total Revenues	$599.7	$609.0	$199.7	$199.4

Operating Profit	$48.8	$68.8	$20.1	$27.4

Premiums in the Life and Health Insurance segment increased by $8.6 million and $1.8 million for the nine and three months ended September 30, 2003, respectively, compared to the same periods in 2002, due primarily to higher accident and health insurance premium rates and higher volume of property insurance sold by the Life and Health Insurance segment’s career agents, partially offset by lower volume of accident and health insurance and lower volume of life insurance. Net Investment Income in the Life and Health Insurance segment decreased by $18.0 million for the nine months ended September 30, 2003, compared to the same period in 2002, due primarily to lower levels of investments and lower yields on investments. Investment levels in the Life and Health Insurance segment decreased due primarily to intercompany dividends in the form of cash and other investments paid by the segment in June and December of 2002 to its parent, Unitrin, Inc.

Operating Profit in the Life and Health Insurance segment decreased by $20.0 million for the nine months ended September 30, 2003, compared to the same period in 2002. During the third quarter of 2002, the Company recorded a benefit of $9.6 million resulting from a change in the Company’s actuarial estimate of certain reserves. Excluding the effects of the change in actuarial estimate, Operating Profit decreased due primarily to the lower investment income, partially offset by improved results from accident and health insurance products offered by the segment’s Reserve National Insurance Company and lower life insurance benefits.

Operating Profit in the Life and Health Insurance segment decreased by $7.3 million for the three months ended September 30, 2003, compared to the same period in 2002, due primarily to the effects of the change in actuarial estimate.

Consumer Finance

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Interest, Loan Fees and Earned Discount	$136.8	$117.1	$47.3	$41.1
Net Investment Income	4.4	5.4	1.4	1.8
Other	3.9	3.5	1.4	1.2

Total Revenues	145.1	126.0	50.1	44.1

Provision for Loan Losses	36.0	29.2	12.7	9.7
Interest Expense on Investment Certificates and Savings Accounts	25.8	26.9	8.6	8.8
General and Administrative Expenses	48.5	42.6	16.5	14.5

Operating Profit	$34.8	$27.3	$12.3	$11.1

Consumer Finance Loan Originations	$466.7	$427.7	$149.1	$148.7

	At Sept. 30,
	2003	2002
Percentage of Consumer Finance Receivables Greater than Sixty Days Past Due	2.73%	1.95%
Ratio of Reserve for Loan Losses to Gross Consumer Finance Receivables	5.01%	5.37%
Weighted-Average Interest Yield on Investment Certificates and Savings Accounts	3.50%	4.23%

Interest, Loan Fees and Earned Discount in the Consumer Finance segment increased by $19.7 million and $6.2 million for the nine and three months ended September 30, 2003, compared to the same periods in 2002, due primarily to a higher level of loans outstanding. Net Investment Income in the Consumer Finance segment decreased by $1.0 million and $0.4 million for the nine and three months ended September 30, 2003, compared to the same periods in 2002, due primarily to lower yields on investments.

Operating Profit in the Consumer Finance segment increased by $7.5 million and $1.2 million for the nine and three months ended September 30, 2003, compared to the same periods in 2002. Provision for Loan Losses increased by $6.8 million for the nine months ended September 30, 2003, compared to the same period in 2002, due to a higher level of loans outstanding and a higher estimated rate of ultimate loan losses. Provision for Loan Losses increased by $3.0 million for the three months ended September 30, 2003, compared to the same periods in 2002, due primarily to a higher estimated rate of ultimate loan losses. Interest Expense on Investment Certificates and Savings Accounts decreased by $1.1 million and $0.2 million for the nine and three months ended September 30, 2003, compared to the same periods in 2002, due primarily to lower interest rates on Investment Certificates and Savings Accounts, partially offset by higher levels of deposits. General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discount, decreased from 36.4% for the nine months ended September 30, 2002, to 35.5% for the nine months ended September 30, 2003, due primarily to the higher levels of loans outstanding. General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discount, decreased from 35.3% for the three months ended September 30, 2002, to 34.9% for the three months ended September 30, 2003, due primarily to the higher level of loans outstanding.

Equity in Net Income (Loss) of Investee

Equity in Net Income (Loss) of Investee was a loss of $1.3 million and income of $0.1 million for the nine and three months ended September 30, 2003, respectively. Equity in Net Income (Loss) of Investee was a loss of $1.7 million and income of $3.4 million for the nine and three months ended September 30, 2002, respectively. Unitrin accounts for its investment in its investee, UNOVA, under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information which generally results in a three-month-delay basis. In 2000, Unitrin wrote down the carrying value of its investment in UNOVA and allocated the loss to Unitrin’s proportionate share of UNOVA’s non-current assets. Accordingly, Unitrin’s reported equity in UNOVA’s results for the nine and three months ended September 30, 2003 and 2002 differs from Unitrin’s proportionate share of UNOVA’s results included in UNOVA’s financial reports due to the extent that such reported results include depreciation, amortization or other charges related to such non-current assets and due to differences in the timing of UNOVA’s other publicly-available information and its inclusion in UNOVA’s financial reports.

Corporate Investments

The Company considers the management of certain investments, including Northrop common and preferred stock and Baker Hughes common stock, to be a corporate responsibility and excludes income from these investments from its Operating Segments. Dividend income from Corporate Investments for the nine and three months ended September 30, 2003 and 2002 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Northrop Common Stock	$9.2	$9.2	$3.1	$3.1
Northrop Preferred Stock	6.2	6.6	3.1	3.5
Baker Hughes Common Stock	0.9	1.1	0.2	0.4

Total Dividend Income on Corporate Investments	$16.3	$16.9	$6.4	$7.0

The changes in fair values of Corporate Investments for the nine months ended September 30, 2003 are summarized below:

(Dollars in Millions)	Fair Value Dec. 31, 2002	Increase/ (Decrease) in Fair Values	Dispositions	Fair Value Sept. 30, 2003
Northrop Common Stock	$743.6	$(82.7)	$—	$660.9
Northrop Preferred Stock	218.9	(9.6)	—	209.3
Baker Hughes Common Stock	97.0	(7.6)	(13.8)	75.6
UNOVA Common Stock	75.9	109.5	—	185.4

Total Fair Value of Corporate Investments	$1,135.4	$9.6	$(13.8)	$1,131.2

Corporate Investments (continued)

The changes in fair values of Corporate Investments for the three months ended September 30, 2003 are summarized below:

(Dollars in Millions)	Fair Value June 30, 2003	Increase/ (Decrease) in Fair Values	Dispositions	Fair Value Sept. 30, 2003
Northrop Common Stock	$661.4	$(0.5)	$—	$660.9
Northrop Preferred Stock	218.3	(9.0)	—	209.3
Baker Hughes Common Stock	85.8	(10.2)	—	75.6
UNOVA Common Stock	140.5	44.9	—	185.4

Total Fair Value of Corporate Investments	$1,106.0	$25.2	$—	$1,131.2

Net Realized Investment Gains (Losses)

Net Realized Investment Gains (Losses) for the nine and three months ended September 30, 2003 and 2002 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Fixed Maturities:
Gains on Dispositions	$10.3	$4.4	$2.7	$2.9
Losses on Dispositions	(0.7)	(0.5)	(0.6)	(0.2)
Losses from Write-downs	(2.5)	(10.4)	(0.8)	(4.6)
Equity Securities:
Gains on Dispositions	34.5	1.7	7.5	0.2
Losses on Dispositions	(2.4)	(0.5)	—	(0.1)
Losses from Write-downs	(11.8)	(16.6)	—	(16.6)
Other Investments:
Gains on Dispositions	0.1	8.3	—	5.9
Losses on Dispositions	(0.2)	(0.2)	—	—
Losses from Write-downs	(1.8)	—	—	—

Net Realized Investment Gains (Losses)	$25.5	$(13.8)	$8.8	$(12.5)

The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include: 1) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the duration and extent to which the fair value has been less than cost; and 3) the financial condition and prospects of the issuer. During the first, second and third quarters of 2003, the Company wrote down investments in 19 issuers, 1 issuer and 2 issuers, respectively, to recognize other than temporary declines in market values. During the first, second and third quarters of 2002, the Company wrote down investments in 2 issuers, 1 issuer and 11 issuers, respectively, to recognize other than temporary declines in market values. The Company cannot anticipate when or if similar investment losses may occur in the future.

Other Items

Corporate Interest and Other Expense, Net increased by $8.0 million and $0.7 million for the nine and three months ended September 30, 2003, compared to the same periods in 2002. Corporate Interest and Other Expense, Net includes interest expense of $14.9 million and $5.1 million for the nine and three months ended September 30, 2003, compared to $7.6 million and $4.6 million, respectively, for the same periods in 2002.

Liquidity and Capital Resources

At September 30, 2003, the Company had approximately 3.5 million shares remaining under the existing common stock repurchase authorization. During the first nine months of 2003, the Company repurchased 62,000 shares of its common stock at an aggregate cost of $1.4 million in open market transactions.

The Company has a $360 million unsecured revolving credit agreement, expiring on August 30, 2005, with a group of banks. The agreement provides for fixed and floating rate advances for periods of up to 180 days at various interest rates. The agreement contains various financial covenants, including limits on the ratio of total debt to total capitalization and minimum risk-based capital ratios for the Company’s largest insurance subsidiaries. Proceeds from advances under the agreement may be used for general corporate purposes. At September 30, 2003, the Company had $140 million of outstanding borrowings under the revolving credit agreement. At September 30, 2003, the unused commitment under the Company’s revolving credit facility was $220 million. Interest expense under the revolving credit agreement was $1.5 million and $0.6 million for the nine and three months ended September 30, 2003, respectively. Interest expense under the Company’s former revolving credit agreement was $3.2 million and $0.2 million for the nine and three months ended September 30, 2002, respectively.

On July 1, 2002, the Company issued its 5.75% senior notes due July 1, 2007 with an aggregate principal amount of $300 million (the “Senior Notes”). The Senior Notes are unsecured and may be redeemed in whole at anytime or in part from time to time at the Company’s option at specified redemption prices. Interest expense under the Senior Notes was $13.4 million and $4.5 million for the nine and three months ended September 30, 2003, respectively. Interest expense under the Senior Notes was $4.4 million for the nine and three months ended September 30, 2002.

During the first nine months of 2003, one of Unitrin’s subsidiaries (Fireside Securities Corporation) paid $9.8 million in dividends to Unitrin. During the second quarter of 2003, Unitrin made capital contributions totaling $25.0 million to its property and casualty insurance subsidiaries. During the first quarter of 2003, Unitrin made capital contributions totaling $123.0 million to its property and casualty insurance subsidiaries. During 2002, Unitrin made a $75.6 million capital contribution, net of dividends received, to its property and casualty insurance subsidiaries. Unitrin expects to contribute approximately $40 million to its property and casualty insurance subsidiaries during the fourth quarter of 2003. Unitrin has several sources available to it to fund the capital contributions, including dividends from Unitrin’s life and health insurance and consumer finance subsidiaries, borrowings under the revolving credit agreement, monetization or contribution of corporate assets and the issuance of securities under Unitrin’s shelf registration statement.

The Company has no significant commitments for capital expenditures. During 2002 and the first nine months of 2003, the Company’s subsidiaries invested $14.0 million and $5.3 million, respectively, in an investment fund and have an outstanding commitment to invest an additional $15.7 million in such fund. The Company’s subsidiaries maintain levels of cash and liquid assets sufficient to meet ongoing obligations to policyholders and claimants, as well as ordinary operating expenses. The Company’s reserves are set at levels expected to meet contractual liabilities. The Company maintains adequate levels of liquidity and surplus capacity to manage the risks inherent with any differences between the duration of its liabilities and invested assets. As further discussed in Note 7 to the Condensed Consolidated Financial Statements, some of Unitrin’s subsidiaries hold collateral totaling $124.6 million from unrelated parties pursuant to securities lending agreements whereby unrelated parties borrow securities from the subsidiaries’ accounts. The subsidiaries are required to return such collateral upon return of the loaned security. Accordingly, the amount of such collateral would not be available to meet ongoing obligations to policyholders and claimants, as well as ordinary operating expenses. Unitrin and its subsidiaries have not formed special purpose entities or similar structured financing vehicles to access capital and/or manage risk. At September 30, 2003, the Company’s subsidiaries had capacity to write additional premiums relative to statutory capital and surplus requirements.

Accounting Changes

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” prospectively to all awards granted, modified or settled on or after January 1, 2003. Prior to January 1, 2003, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For the nine and three months ended September 30, 2003, the Company recognized compensation expense of $2.0 million and $0.6 million before tax, respectively, due to the adoption of SFAS No. 123. The Company estimates that it will recognize compensation expense of $2.5 million before tax for the full year in 2003 due to the adoption of SFAS No. 123.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company did not create or obtain an interest in a variable interest entity during the period February 1, 2003 through September 30, 2003. Accordingly, FIN 46 had no impact on the Company’s financial statements.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements of Financial Accounting Standards No. 5, 57, and 107 and rescission of FASB Interpretation No. 34).” FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are applicable to financial statements for periods ending after December 15, 2002. The initial adoption of FIN 45 did not have an impact on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), the Company is required to provide the following disclosures about Market Risk.

Quantitative Information About Market Risk

The Company’s Condensed Consolidated Balance Sheets include five types of financial instruments subject to material risk disclosures required by the SEC: (1) Investments in Fixed Maturities, (2) Investments in Equity Securities, (3) Consumer Finance Receivables, (4) Investment Certificates and Savings Accounts and (5) Senior Notes Payable. Investments in Fixed Maturities, Consumer Finance Receivables, Investment Certificates and Savings Accounts and Senior Notes Payable are subject to material interest rate risk. The Company’s investments in Equity Securities include common and preferred stocks, which are subject to material equity price risk and interest rate risk, respectively.

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

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates for Investments in Fixed Maturities, preferred stock equity securities and Consumer Finance Receivables from their levels at September 30, 2003 and December 31, 2002, respectively, and an adverse and instantaneous decrease of 100 basis points in market interest rates for Investment Certificates and Savings Accounts and Senior Notes Payable from their levels at September 30, 2003 and December 31, 2002, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at September 30, 2003 and December 31, 2002, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.31 and 0.40 at September 30, 2003 and December 31, 2002, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended September 30, 2003 and December 31, 2002, respectively, and weighted on the fair value of such securities at September 30, 2003 and December 31, 2002, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

Quantitative Information About Market Risk (continued)

The estimated adverse effects on the market value of the Company’s financial instruments using these assumptions were:

	Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
September 30, 2003
Assets
Investments in Fixed Maturities	$3,552.3	$(200.5)	$—	$(200.5)
Investments in Equity Securities	1,276.7	(4.7)	(36.2)	(40.9)
Consumer Finance Receivables	910.8	(12.0)	—	(12.0)

Liabilities
Investment Certificates and Savings Accounts	$945.8	$18.6	$—	$18.6
Senior Notes Payable	318.4	11.0	—	11.0

December 31, 2002
Assets
Investments in Fixed Maturities	$3,023.0	$(119.1)	$—	$(119.1)
Investments in Equity Securities	1,394.3	(4.1)	(51.7)	(55.8)
Consumer Finance Receivables	829.9	(10.9)	—	(10.9)

Liabilities
Investment Certificates and Savings Accounts	$864.7	$15.2	$—	$15.2
Senior Notes Payable	315.0	12.2	—	12.2

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

2.1	Asset Purchase Agreement, dated as of April 19, 2002, by and among Trinity Universal Insurance Company, Unitrin Services Company and Lumbermens Mutual Casualty Company and certain of its subsidiaries and affiliates (Incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

2.2	Amended and Restated Reinsurance Agreement, dated as of June 6, 2003, by and between Lumbermens Mutual Casualty Company and certain of its subsidiaries and affiliates and Trinity Universal Insurance Company and certain of its subsidiaries and affiliates (Incorporated herein by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

3.2	Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

4.1	Rights Agreement, dated as of August 3, 1994, as amended October 12, 2000, between Unitrin, Inc. and Wachovia Bank, N.A. (formerly known as First Union National Bank) as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Unitrin, Inc.; as Exhibit B thereto, the Form of Rights Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series A Preferred Stock (Incorporated herein by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

4.2	Senior Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and BNY Midwest Trust Company as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated July 1, 2002.)

4.3	Form of Subordinated Indenture (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 5.75% Senior Notes due July 1, 2007 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2002.)

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.2	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.3	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.4	Unitrin, Inc. 2002 Stock Option Plan (Incorporated herein by reference to Exhibit A of the Company’s Proxy Statement, dated March 25, 2002, in connection with the Company’s 2002 Annual Meeting of Shareholders.)

10.5	Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994), as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

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

On September 30, 2003, the Company filed a report on Form 8-K to report the Company’s announcement of its estimate of after-tax storm losses due to Hurricane Isabel.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unitrin, Inc.

Date: October 22, 2003	/s/ RICHARD C. VIE

Richard C. Vie Chairman of the Board and Chief Executive Officer

Date: October 22, 2003	/s/ ERIC J. DRAUT

Eric J. Draut Executive Vice President and Chief Financial Officer

Date: October 22, 2003	/s/ RICHARD ROESKE

Richard Roeske Vice President and Chief Accounting Officer (Principal Accounting Officer)