Form 10-K
period 2003-12-31
UNITRIN INC
filed 2004-01-30
CIK 860748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from N/A to N/A.

Commission file number 001-18298

UNITRIN, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4255452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One East Wacker Drive Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)

(312) 661-4600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value Preferred Share Purchase Rights pursuant to Rights Agreement	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Based on the closing market price of Registrant’s common stock on June 30, 2003, the aggregate market value of such stock held by non-affiliates of Registrant was approximately $1.67 billion as of the last business day of Registrant’s most recently completed second fiscal quarter. Solely for purposes of this calculation, all executive officers and directors of Registrant are considered affiliates.

Registrant had 67,838,878 shares of common stock outstanding as of January 26, 2004.

Documents Incorporated by Reference

Document	Part of the Form 10-K into which incorporated
Portions of Proxy Statement for 2004 Annual Meeting of Shareholders	Part III

PART I

Item 1. Business.

Unitrin, Inc. (“Unitrin” or the “Company”) was incorporated in Delaware in 1990. Unitrin’s subsidiaries serve the basic financial needs of individuals, families and small businesses by providing property and casualty insurance, life and health insurance, and consumer finance services.

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other information with the Securities and Exchange Commission (the “SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549, or by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, the Company makes copies available to the public free of charge on or through its website at http://www.unitrin.com.

(a) GENERAL DEVELOPMENT OF BUSINESS

Acquisition of Kemper Personal Lines Business

On June 28, 2002, the Company closed its acquisition of the personal lines property and casualty insurance business of the Kemper Insurance Companies (“KIC”) in a cash transaction. The business unit acquired from KIC, referred to herein as “Kemper Auto and Home” or “KAH,” specializes in the sale of personal automobile and homeowners’ insurance through independent agents. KIC retained all liabilities for policies issued by Kemper Auto and Home prior to the closing, while Trinity Universal Insurance Company (“Trinity”), a subsidiary of Unitrin, is entitled to premiums written for substantially all policies issued or renewed by Kemper Auto and Home after the closing and is liable for losses and expenses incurred thereon.

At the acquisition date, Unitrin’s property and casualty insurance subsidiaries were not licensed in all the states where the KAH business is written nor were certain computer and data processing modifications completed to allow for the migration of the KAH business to the Company’s property and casualty insurance subsidiaries. Accordingly, Trinity and KIC entered into a quota share reinsurance agreement (the “Reinsurance Agreement”) whereby Trinity reinsured, on a 100% indemnity basis, substantially all of the KAH business written or renewed by KIC after the acquisition date in order to provide a transitional period for Unitrin’s property and casualty insurance subsidiaries to obtain licenses in the necessary states and other insurance regulatory authorizations and to complete the required computer and data processing modifications. Due to the deterioration of KIC’s financial condition (described below), on January 8, 2003, the Reinsurance Agreement was amended to provide, in the event of KIC’s insolvency, for Trinity to make claim payments directly to insureds and insured claimants under the reinsured policies. On June 6, 2003, the Reinsurance Agreement was further amended and restated to allow certain of Trinity’s affiliated insurance companies to elect to assume on an assumption reinsurance basis (an “assumption”) some or all of the business in the event that it appears receivership proceedings for KIC are imminent or if KIC is in fact placed into receivership. Depending upon the state of residence of a particular policyholder, such an assumption could be subject to notification to, or consent by, such policyholder, and/or regulatory approvals by a state insurance department. Moreover, certain computer and data processing modifications would be required to implement an assumption. The Company has developed specifications for such modifications, but has suspended programming work due to the progress that is being made in migrating the KIC business to Unitrin’s property and casualty insurance subsidiaries and the completion of computer and data processing modifications that would allow such subsidiaries to cancel and rewrite such business in bulk in the event that KIC were placed in receivership proceedings. While the Company believes that an assumption would have certain advantages relative to retention of the business in the event that KIC is placed in a receivership, there can be no assurances that such advantages would be realized or that the consents and approvals would be obtained, or obtained on a timely basis.

A.M. Best Co., Inc. (“A.M. Best”), the principal insurance company rating agency, lowered its rating for KIC from

“A-” (Excellent) to “B+” (Very Good) in December 2002, from “B+” to “B” (Fair) in March 2003, from “B” to “C++” (Marginal) on May 1, 2003, and from “C++” to “D” (Poor) on June 10, 2003. A.M. Best attributed the most recent downgrade to KIC’s “announcement that upon completion of the year-end 2002 independent financial audit, Lumbermens Mutual Casualty Co., the lead company of the [KIC] inter-company pool, expects its year-end 2002 statutory surplus - as reflected in its annual statement - to be substantially lower than currently stated.” According to A.M. Best, KIC “management has indicated that if the adjustments had been reflected in its year-end 2002 statutory filing of Lumbermens Mutual Casualty Co., total risk-adjusted capital would fall within the Mandatory Control Level of the risk-based capital calculation required by the Illinois Department of Insurance.” These rating actions with respect to KIC have no impact on the “A” (Excellent) rating assigned to Unitrin’s property and casualty insurance subsidiaries by A.M. Best.

When an Illinois-domiciled property and casualty insurance company’s risk-based capital falls within the Mandatory Control Level, the Illinois Director of Insurance is mandated to place the company in receivership proceedings unless, as is the case with KIC, the company is no longer writing new business and is running off existing business, in which case the Illinois Director may allow the run-off to proceed under its supervision. For so long as KIC may be permitted to continue in such a run-off, KIC will only be able to write insurance coverage where required by state law or contractual commitments, such as its contractual commitment to write certain personal lines coverage on Unitrin’s behalf. If KIC were placed into receivership, KIC’s ability to write additional coverage would terminate regardless of existing contractual commitments. In addition, in a receivership, the Illinois Department of Insurance could attempt to take the further action of effecting mid-term cancellations of policies written by KIC. There can be no assurance as to what actions, if any, the Illinois Department of Insurance may take with respect to KIC or the ultimate effect that such actions may have on Unitrin.

Unitrin is continuing the migration of the KIC personal lines business to Unitrin’s property and casualty insurance subsidiaries as rapidly as possible to reduce dependence on KIC. The licensing and computer and data processing efforts to allow Unitrin’s property and casualty insurance subsidiaries to directly renew the KIC personal lines business are complete. Unitrin’s property and casualty insurance subsidiaries began directly issuing insurance policies for new business in a few states in March 2003 and began directly issuing insurance policies for new business in most of KAH’s remaining states in the second quarter of 2003. Unitrin’s property and casualty insurance subsidiaries also began issuing renewal insurance policies in the second quarter of 2003 in most of KAH’s states. As of December 31, 2003, approximately 50% of the in-force KIC personal lines policies had been renewed directly by Unitrin’s property and casualty insurance subsidiaries and renewal notices for an additional 20% had been sent to policyholders. While there can be no assurance that Unitrin’s property and casualty insurance subsidiaries will be successful in retaining a substantial portion of the remaining business, Unitrin’s experience thus far is that such renewals are being retained at levels consistent with KIC’s historical rates. Barring further action by the Illinois Department of Insurance with respect to KIC, Unitrin expects that approximately 70% of the in-force KIC personal lines policies at the end of the first quarter of 2004 will have been renewed directly by Unitrin’s property and casualty insurance subsidiaries and renewal notices will have been sent to an additional 10% of policyholders. The Company anticipates that the migration of the KAH business to Unitrin’s property and casualty insurance subsidiaries will be substantially complete in the second half of 2004.

Unitrin also has substantially completed the development of data processing capabilities to cancel and rewrite such business in bulk mid-term should KIC be placed into a receivership. In the event that KIC were placed in receivership proceedings and ordered to effect mid-term cancellation of all policies written on its paper, the Company cannot predict the extent to which its contingency plans to rewrite such policies in bulk on policies issued directly by Unitrin’s property and casualty insurance subsidiaries would be successful, nor can the Company predict what impact these developments would ultimately have on the contingent purchase price or performance bonuses described in Note 3 to the Company’s Consolidated Financial Statements (“Financial Statements”) included in Exhibit 13.1 to this Annual Report on Form 10-K.

Unitrin Stock Repurchases

During 2003, Unitrin repurchased and retired 62,000 shares of its common stock in open market transactions at an aggregate cost of approximately $1.4 million. No shares were repurchased during the fourth quarter of 2003. Since its inception in 1990, Unitrin has repurchased, on a post-split basis, approximately 54.7 million shares of its common stock, or nearly half of Unitrin’s shares originally outstanding, for an aggregate cost of approximately $1.5 billion. At December 31, 2003, approximately 3.5 million shares of Unitrin common stock remained under the outstanding repurchase authorization of Unitrin’s Board of Directors.

Although Unitrin does not anticipate repurchasing a significant number of its shares in 2004, under the outstanding authorization, stock repurchases may be made from time to time at prevailing prices in the open market or in privately negotiated transactions, subject to market conditions and other factors. Repurchases are financed through Unitrin’s general corporate funds. Unitrin may also borrow funds under an existing bank credit facility to fund common stock repurchases.

(b) BUSINESS SEGMENT FINANCIAL DATA

Financial information about Unitrin’s business segments for the years ended December 31, 2003, 2002, and 2001 is contained in the following portions of this 2003 Annual Report on Form 10-K of Unitrin, Inc. and is incorporated herein by reference: (i) Note 17 to the Financial Statements, and (ii) Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Exhibits 13.2 and 13.4 to this Annual Report on Form 10-K (“MD&A”).

(c) DESCRIPTION OF BUSINESS

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through six operating segments: Multi Lines Insurance, Specialty Lines Insurance, Kemper Auto and Home, Unitrin Direct, Life and Health Insurance and Consumer Finance.

Unitrin’s subsidiaries employ more than 8,700 full-time associates of which approximately 1,150 are employed in the Multi Lines Insurance segment, 770 in the Specialty Lines Insurance segment, 1,050 in the Kemper Auto and Home segment, 405 in the Unitrin Direct segment, 4,540 in the Life and Health Insurance segment, 780 in the Consumer Finance segment and the remainder in various corporate and other staff functions.

Property and Casualty Insurance Business

Unitrin’s property and casualty insurance business operations are conducted through the following segments: Multi Lines Insurance, Specialty Lines Insurance, Kemper Auto and Home, and Unitrin Direct. The Unitrin companies operating in these segments provide automobile, homeowners, commercial multi-peril, motorcycle, boat and watercraft, fire, casualty, workers compensation, and other types of property and casualty insurance to individuals and businesses. Automobile insurance accounted for 56%, 50%, and 41% of Unitrin’s consolidated insurance premiums earned for the years ended December 31, 2003, 2002, and 2001, respectively.

Property insurance indemnifies an insured with an interest in physical property for loss of, or damage to, such property or the loss of its income-producing abilities. Casualty insurance primarily covers liability for damage to property of, or injury to, a person or entity other than the insured. In most cases casualty insurance also obligates the insurance company to provide a defense for the insured in litigation arising out of events covered by the policy.

All of Unitrin’s property and casualty insurance segments except Unitrin Direct distribute their products through independent agents who are paid commissions for their services. Unitrin Direct distributes its products directly to consumers.

Multi Lines Insurance. Multi Lines Insurance, based in Dallas, conducts business in 30 states, with a geographic emphasis in areas outside of the northeast and mid-Atlantic states. The following states provided more than two-thirds of the premium revenues in this segment in 2003: Texas (40%), Oregon (8%), Louisiana (6%), Wisconsin (5%), Illinois (5%) and Washington (5%). Multi Lines Insurance has more than 315,000 policies in force.

Multi Lines Insurance primarily sells preferred and standard risk automobile, homeowners, fire, commercial multi-peril and workers compensation insurance. Multi Lines Insurance products accounted for approximately 30% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2003. Multi Lines Insurance products are marketed by more than 1,300 independent insurance agents. These personal and commercial products are designed and priced for those individuals and businesses that have demonstrated favorable risk characteristics and loss history.

Specialty Lines Insurance. Specialty Lines Insurance, based in Dallas, conducts business in 25 states, with a geographic emphasis in areas outside of the northeast and mid-Atlantic states. The following states provided more than two-thirds of the premium revenues in this segment in 2003: California (27%), Texas (24%), Washington (8%), Missouri (4%) and Arizona (4%). Specialty Lines Insurance has more than 325,000 policies in force.

Specialty Lines Insurance specializes in nonstandard personal and commercial automobile, motorcycle, and specialty watercraft insurance. Specialty Lines Insurance products accounted for approximately 29% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2003. Nonstandard automobile insurance is provided for individuals and businesses that have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records, claims or premium payment history. Nonstandard automobile insurance products are marketed through approximately 10,000 independent agents.

Kemper Auto and Home. Kemper Auto and Home, based in Jacksonville, Florida, conducts business in 30 states geographically dispersed throughout the United States. The following states provided more than two-thirds of the premium revenues in this segment in 2003: New York (23%), North Carolina (17%), California (12%), Texas (6%), Connecticut (6%) and Maryland (5%).

Kemper Auto and Home primarily sells preferred and standard risk automobile and homeowners insurance. Kemper Auto and Home products accounted for approximately 33% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2003. Kemper Auto and Home’s products are marketed by approximately 1,500 independent insurance agents. These personal lines products are designed and priced for those individuals who have demonstrated favorable risk characteristics and loss history. Typical customers include middle to upper income individuals and families in urban, suburban and rural communities.

Unitrin Direct. Unitrin Direct is a business unit that is the result of a combination of the Company’s own direct-to-consumer insurance operation, which was established in January 2000 to sell auto insurance primarily through direct mail, and the Kemper Direct unit that was acquired in June 2002 from KIC, which commenced operations in 1997 and specializes in the sale of auto insurance to consumers over the Internet through web insurance portals, “click-throughs” and its own website.

Due to the similarity of Unitrin Direct’s and Kemper Direct’s business models, products and back-office operations, the Company has combined the operations of the two businesses into a single business unit under the Unitrin Direct name. The Company believes that such a combination provides an opportunity to achieve economies of scale in a shorter time frame than would have been possible if both businesses were operated as stand-alone units.

Unitrin Direct actively sells auto insurance in 18 states geographically dispersed throughout the United States. The following states provided more than two-thirds of the premium revenues in this segment in 2003: Florida (26%), California (19%), Pennsylvania (14%) and New York (12%). Unitrin Direct insurance products accounted for approximately 8% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2003.

Unitrin Direct writes a broad spectrum of auto insurance risks ranging from non-standard to preferred private passenger auto customers, and competes with companies that sell insurance directly to the consumer, as well as companies that sell through agents. Regardless of the sales methods used by a company, personal auto insurance is a highly competitive business, particularly in the areas of price and customer service. The overall business strategy of Unitrin Direct places great emphasis on competitive pricing and quality customer service.

Building a direct marketing insurance operation requires a significant investment in up-front costs and expenses associated with marketing products and acquiring new policies. In 2003, Unitrin Direct continued to reduce operating losses and build economies of scale. The Company anticipates that Unitrin Direct will reach profitability on a discrete quarter basis in the second half of 2004, but that it may not reach profitability for a full year until 2005.

Property and Casualty Loss and Loss Adjustment Expense Reserves. The process of estimating and establishing reserves for losses and loss adjustment expenses (“LAE”) for property and casualty insurance is inherently uncertain and the actual ultimate net cost of a claim may vary materially from the estimated amount reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, mold, construction defect and other emerging and/or long-tailed exposures which may not be discovered or reported until several years after the insurance policy period has ended. Estimates are influenced by many variables that are difficult to quantify, such as medical costs and jury awards, which will influence the final amount of the claim settlement. All these factors, coupled with changes to internal claims practices, changes in the legal environment and state regulatory requirements, require significant judgment in the reserve setting process. A change in any one or more of these factors is likely to result in an ultimate net claim cost different from the estimated reserve. Such changes in estimates may be material.

Reserves for losses and LAE are reported using the Company’s best estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. At December 31, 2003, the Company had $1,426.3 million of gross loss and LAE reserves, which represents management’s best estimate of ultimate loss. The Company generally reviews its reserves at a product line and/or coverage level quarterly depending on size of the product line and/or coverage level or emerging issues relating to them. The Company’s actuarial departments generally review the results of at least four different estimation methods, two based on paid data and two based on incurred data, to estimate loss and LAE reserves and determine if a change in estimate is required. In some cases the methods produce a cluster of estimates, giving management confidence that the estimate is within a relatively tight band of possible outcomes. In other cases, however, the methods produce conflicting results and wider bands. In the event of a wide variation among results generated by the different projections, the Company’s actuaries will further analyze the data using additional techniques.

        The Company’s actuarial departments review the frequency (number of claims per policy or exposure), severity (dollars of loss per claim) and the average premium (dollars of premium per exposure). The actual frequency and severity experienced will vary depending on the change in mix by class of insured risk. In particular periods of high growth or expansion into new markets, such as that experienced by the Specialty Lines Insurance segment and Unitrin Direct, there may be additional uncertainty in estimating the ultimate loss costs. The contributing factors of this potential risk are changes in the Company’s mix by policy limit and mix of business by state or jurisdiction.

        The Multi Lines Insurance segment has exposure to construction defect losses through general liability and commercial multiperil coverages it provides to contractors. Construction defect claims arise from alleged defective work performed in the construction of buildings and alleged loss of economic value of the structures. The majority of the Multi Lines Insurance segment’s construction defect losses are concentrated in a limited number of western states, including California, and were primarily written by its subsidiaries, Valley Insurance Company and Valley Property & Casualty Insurance Company (the “Valley Companies”). The Company acquired the Valley Companies in 1999, at which time the Valley Companies substantially limited its exposure to contractors on a going-forward basis in the western United States. While the Company has experienced construction defect activity in non-western states, it has not detected the emergence of a significant trend outside the western United States. However, there can be no assurance that such a trend will not emerge in non-western states in which the Company may have significant general liability insurance risks. The process of estimating reserves for these claims is particularly difficult due to the potentially long period of time between the loss date and the date the loss is actually reported, changes in the regulatory and legal environment and involvement of multiple plaintiffs, defendants and insurers.

The Company’s goal is to ensure total reserves for losses and LAE are adequate to cover all costs while sustaining minimal variation from the time reserves for losses and LAE are initially established until losses are fully developed. During 2003, the Company made no significant change to the estimate of consolidated loss reserves recorded in prior years.

The following table illustrates the change over time in the Company’s estimate of reserves for losses and LAE. The first section shows the amount of reserves recorded in the Company’s consolidated financial statements as originally reported at the end of each calendar year. The second section, reading down, shows the cumulative amount of payments made through the end of each successive year with respect to that reserve liability. The third section, reading down, shows a reestimation of the original reserve shown in the first section. In this section, the original reserve is reestimated using information and that has become known in subsequent years and as trends become more apparent. The last section compares the latest reestimate with the original estimate. Conditions and trends that affected development in the past may not necessarily repeat in the future. Accordingly, it may not be appropriate to extrapolate reserve deficiencies or redundancies based on this table.

Loss and Loss Adjustment Expense Reserve Development

(Dollars in Millions)

	December 31,
	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Gross Reserve for Unpaid Losses and LAE	311	303	547	457	468	448	521	541	700	975	1,426
Deduct:
Reinsurance Recoverables	8	6	177	36	19	16	35	36	62	92	325

Net Reserve for Unpaid Losses and LAE	$303	$297	$370	$421	$449	$432	$486	$505	$638	$883	$1,101

Cumulative Amount Paid, Net of Reinsurance as of:
One Year Later	$145	$147	$173	$212	$171	$191	$229	$273	$341	$402
Two Years Later	189	172	242	255	264	286	334	391	482
Three Years Later	208	198	276	292	316	337	403	475
Four Years Later	220	210	293	316	345	366	455
Five Years Later	227	215	305	331	360	385
Six Years Later	230	220	314	341	372
Seven Years Later	234	225	320	348
Eight Years Later	237	230	326
Nine Years Later	242	235
Ten Years Later	247
Reestimate of Net Reserve for Unpaid Losses and LAE as of:
End of Year	$303	$297	$370	$421	$449	$432	$486	$505	$638	$883	$1,101
One Year Later	274	267	330	405	432	420	485	564	721	886
Two Years Later	247	238	339	359	382	408	495	612	722
Three Years Later	244	235	328	353	393	427	533	619
Four Years Later	245	234	325	365	408	441	544
Five Years Later	244	232	339	380	418	448
Six Years Later	244	245	357	388	423
Seven Years Later	256	261	364	391
Eight Years Later	272	268	367
Nine Years Later	279	270
Ten Years Later	282
Initial Net Reserve for Unpaid Loses and LAE in Excess Of (Less Than) Reestimated Net Reserve for Unpaid Losses and LAE:

Amount of Reestimate	$21	$27	$3	$30	$26	$(16)	$(58)	$(114)	$(84)	$(3)

Reestimate as a Percentage of Initial Net Reserve for Unpaid Losses and LAE	6.9%	9.1%	0.8%	7.1%	5.8%	(3.7)%	(11.9)%	(22.6)%	(13.2)%	(0.3)%

Latest Reestimate of:
Gross Reserve for Unpaid Losses and LAE	$291	$277	$544	$399	$435	$458	$605	$696	$810	$978
Recoverable for Reinsurance	9	7	177	8	13	11	61	77	88	91

Net Reserve for Unpaid Losses and LAE	$282	$270	$367	$391	$422	$447	$544	$619	$722	$887

Cumulative (Increase) Decrease to Reestimation of
Gross Reserve for Unpaid Losses and LAE:	$20	$26	$3	$58	$33	$(10)	$(84)	$(155)	$(110)	$(3)

The Company acquired Milwaukee Insurance Group, Inc. and its subsidiaries (“MIG”) in 1995. Accordingly, reserves for MIG are reflected in the table for 1995 and forward. At December 31, 1995, MIG’s insurance subsidiaries participated in a reinsurance pooling agreement with MIG’s former parent. Reinsurance recoverables increased from 1994 to 1995 due to the inclusion of recoverables related to the reinsurance pooling agreement. Reinsurance recoverables decreased from 1995 to 1996 due primarily to settlements under the pooling agreement and the commutation of the pooling agreement with respect to periods beginning after the acquisition of MIG. The Company acquired Union Automobile Indemnity Company (“UAIC”) in 1997. Accordingly, reserves for UAIC are reflected in the table for 1997 and forward. The Company acquired Valley Group Inc. and its subsidiaries (“VGI”) in 1999. Accordingly, reserves for VGI are reflected in the table for 1999 and forward. Under the agreement governing the acquisition of VGI, the Company is entitled to recover 90% of the unfavorable development of VGI’s pre-acquisition loss and LAE reserves, subject to a maximum recovery of $50 million. Reserve development shown in the preceding table is net of such recoverables. In 2002, the Company acquired Kemper Auto and Home (See Note 3 to the Financial Statements). At the end of 2002, the Company acquired two insurance companies from SCOR Reinsurance Company. Reinsurance recoverable in 2003 includes a recoverable from a subsidiary of SCOR Reinsurance Company under an indemnity reinsurance agreement whereby the subsidiary assumed the pre-acquisition liabilities of the two insurance companies acquired by the Company (See Note 3 to the Financial Statements and the discussions of the Kemper Auto and Home segment under the heading “Kemper Auto and Home,” in the MD&A).

The estimates increase or decrease as more information becomes known about individual claims and as changes in conditions and claims trends become more apparent. During 2001 and 2002 the Company increased its property and casualty insurance reserves to reflect adverse development due to developing loss trends primarily related to construction defect, mold, automobile liability and product liability loss exposures in its commercial lines of business as well as personal automobile liability.

The Company does not discount reserves. There are no significant differences between the Company’s property and casualty reserves carried on a statutory basis and those computed in accordance with accounting principles generally accepted in the United States of America, except that such reserves for statutory reporting purposes are recorded net of reinsurance in the statutory financial statements.

Catastrophe Losses. Naturally occurring catastrophes and storms are inherent risks of the property insurance business. These catastrophic events include hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are and will continue to be a material factor in the results of operations and financial position of Unitrin’s property and casualty insurance companies. Further, because the level of these insured losses experienced in any one year cannot be accurately predicted, these losses contribute to year-to-year fluctuations in the results of the operations and financial position of these companies. Also, specific types of catastrophic events are more likely to occur at certain times within the year than others. This adds an element of seasonality to property insurance claims. As a consequence, management has implemented certain strategies intended to reduce the exposure to catastrophic events, including geographic diversification of property insurance risk. Although management believes that such strategies have reduced or will reduce the exposure of its property and casualty insurance operations to losses from catastrophic events over time, the extent of such reduction is uncertain.

The occurrence and severity of catastrophic events are difficult to accurately predict in any year. However, some geographic locations are more susceptible to these events than others. Management has endeavored to reduce its aggregate direct insurance exposures in certain regions prone to naturally occurring catastrophic events through a combination of geographic expansion outside of these regions, and restrictions on the amount and location of new business production in such regions.

Reinsurance. In order to limit their maximum net exposure if a catastrophic event should occur, Unitrin’s property and casualty insurance companies purchase catastrophe reinsurance. The catastrophe reinsurance program for 2003 provided Unitrin’s property and casualty insurance companies, except for Kemper Auto & Home, with reinsurance coverage of $100 million above a retention of $4 million, $6 million or $10 million, depending on the geographic location of the catastrophic event.

The catastrophe reinsurance program for 2004 provides Unitrin’s property and casualty insurance companies, except for Kemper Auto & Home, with reinsurance coverage of $130 million above a retention of $15 million. Thus, the higher self-insured retention under the 2004 reinsurance program means that Unitrin’s property and casualty insurance companies would retain more loss in the case of a catastrophic event of moderate proportions, while the higher coverage limits for 2004 would provide $30 million more in reinsurance if a particularly severe catastrophic event should occur.

The catastrophe reinsurance program for 2003 provided Kemper Auto & Home with reinsurance coverage that varied depending on the geographic location of the catastrophic event. For the eastern and Gulf states, the catastrophe reinsurance program provided Kemper Auto & Home with reinsurance coverage of $110 million above a retention of $20 million. The program also provided Kemper Auto & Home with additional reinsurance coverage of 50% of any losses in the layer between $15 million and $20 million. For all other states, the program provided reinsurance coverage of $60 million above the retention of $10 million and additional coverage of 50% of any losses in the layer between $5 million and $10 million. This reinsurance program for Kemper Auto & Home is unchanged for 2004.

The estimated probable maximum loss for Unitrin’s property and casualty insurance companies, except for Kemper Auto & Home, based on external modeling studies, for catastrophic events occurring with a statistical frequency of occurrence of once per 100 years is approximately $59 million. In addition, given their significant presence in Texas, these companies would share with other members of the industry in losses incurred by the Texas Windstorm Insurance Association (“TWIA”). The $59 million estimate includes Unitrin’s estimated share for these companies of TWIA’s losses arising out of a catastrophic event with a statistical frequency of occurrence of once per 100 years. These probable maximum loss estimates are without any consideration of reinsurance or effects of federal income taxes.

The estimated probable maximum loss for Kemper Auto & Home, based on external modeling studies, for catastrophic events occurring with a statistical frequency of occurrence of once per 100 years is approximately $91 million. Kemper Auto & Home would also share with other members of the industry in losses incurred by the TWIA. The $91 million estimate includes Kemper Auto & Home’s estimated share of TWIA’s losses arising out of a catastrophic event with a statistical frequency of occurrence of once per 100 years. These probable maximum losses are without any consideration of reinsurance or effects of federal income taxes.

In addition to the catastrophe loss exposures caused by natural events described above, Unitrin’s property and casualty insurance companies are exposed to losses from catastrophic events that are not the result of acts of nature, such as acts of terrorism, the nature and level of which in any period are very difficult to predict. While there were no reported losses experienced by Unitrin’s property and casualty insurance companies in relation to the terrorist attacks on September 11, 2001, the companies have reinsurance coverage to address exposure to potential future terrorist attacks. The reinsurance coverage for certified events, as designated by the federal government, is from the Terrorist Risk Insurance Act and the coverage for non-certified events is available in the catastrophe reinsurance program for Unitrin’s property and casualty insurance companies.

In addition to the catastrophe reinsurance program described above, Unitrin’s property and casualty insurance companies utilize other reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks.

Under the various reinsurance arrangements, Unitrin’s property and casualty insurance companies are indemnified by reinsurers for losses incurred under insurance policies issued by the companies. As indemnity reinsurance does not discharge an insurer from its direct obligations to policyholders on risks insured, Unitrin’s property and casualty insurance companies remain contingently liable. However, so long as the reinsurers meet their obligations, the net liability for Unitrin’s property and casualty insurance companies is limited to the amount of risk that they retain. Unitrin’s property and casualty insurance companies purchase their reinsurance only from reinsurers rated A- or better by A. M. Best Company.

For further discussion of the reinsurance program, see Note 18 to the Financial Statements. Certain of the Company’s subsidiaries are also parties to a reinsurance arrangement that was in place prior to their being acquired by the Company. For a discussion of such arrangement, see Note 7 to the Financial Statements.

Pricing. Pricing levels for property and casualty insurance are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business and economic conditions including market rates of interest, inflation, expense levels, and judicial decisions. In addition, many state regulators require consideration of investment income when approving or setting rates, which reduces underwriting margins. See MD&A regarding Multi Lines Insurance, Specialty Lines Insurance, Kemper Auto and Home, and Unitrin Direct segments.

Competition. Based on the most recent annual data published by A.M. Best Company (“A.M. Best”) as of the end of 2002, there were approximately 1,100 property and casualty insurance groups in the United States, made up of nearly 3,000 companies. Unitrin’s property and casualty insurance companies ranked among the 75 largest property and casualty insurance company organizations in the United States, measured by net premiums written (41st), policyholders’ surplus (68th) and admitted assets (68th).

In 2002, the industry’s estimated net premiums written were more than $377 billion, of which 77% were accounted for by 50 groups of companies. Unitrin’s property and casualty insurance companies wrote less than 1% of the industry’s estimated 2002 premium volume.

Property and casualty insurance is a highly competitive business, particularly with respect to personal automobile insurance. Unitrin’s property and casualty insurance companies compete on the basis of, among other measures, (i) using appropriate pricing, (ii) maintaining underwriting discipline, (iii) selling to selected markets, (iv) utilizing technological innovations for the marketing and sale of insurance, (v) controlling expenses, (vi) maintaining adequate ratings from A.M. Best and other ratings agencies, (vii) providing quality services to agents and policyholders, and (viii) making strategic acquisitions of suitable property and casualty insurers.

Life and Health Insurance Business

Unitrin’s Life and Health Insurance segment consists of its wholly owned subsidiaries, United Insurance Company of America (“United”), The Reliable Life Insurance Company (“Reliable”), Union National Life Insurance Company (“Union National Life”), United Casualty Insurance Company of America (“United Casualty”), Union National Fire Insurance Company (“Union National Fire”) and Reserve National Insurance Company (“Reserve National”). As discussed below, United, Reliable, Union National Life, United Casualty and Union National Fire (Unitrin’s “Career Agency Companies”) distribute their products through a network of employee, or “career” agents. Reserve National distributes its products through a network of exclusive independent agents. Both these career agents and independent agents are paid commissions for their services. Approximately 81% of the Life and Health Insurance segment’s premium revenues are generated by the Career Agency Companies. In 2003, the following states provided more than two-thirds of the Life and Health Insurance segment’s premium revenues: Texas (28%), Louisiana (13%), Mississippi (6%), Florida (6%), California (5%), Georgia (4%) and North Carolina (4%).

Career Agency Companies. The Career Agency Companies, based in St. Louis, focus on providing individual life and health insurance products to customers of modest incomes who desire basic protection for themselves and their families. Their leading product is ordinary life insurance, including permanent and term insurance. Face amounts of these policies are lower than those of policies typically sold by other companies in the industry to higher income customers. Premiums average approximately $16 per policy per month. Permanent policies are offered primarily on a non-participating, guaranteed-cost basis. Ordinary life insurance accounted for 16%, 21% and 25% of Unitrin’s consolidated insurance premiums earned for the years ended December 31, 2003, 2002, and 2001, respectively.

The Career Agency Companies employ more than 2,900 career agents to distribute their products in 25 states. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. Property insurance products written by United Casualty and Union National Fire are also distributed by the segment’s career agents.

Customers of the Career Agency Companies generally are families with annual incomes of less than $25,000. According to figures assembled by the U.S. Bureau of the Census as of 2002, there are over 32 million households in the United States with less than $25,000 of annual income, representing about 29% of all U.S. households.

United, Reliable and Union National Life are certified members of the Insurance Marketplace Standards Association (“IMSA”). IMSA is a voluntary membership organization whose purpose is to promote high ethical standards in the sale of individual life insurance and individual annuity products. IMSA membership must be renewed every three years.

Over the last several years, the Career Agency Companies have substantially completed computer systems integration and continue to evaluate and consolidate certain administrative operations, thereby eliminating duplicative back office functions. By eliminating operational redundancies, the consolidation is intended to increase the overall efficiency and cost effectiveness of the Career Agency Companies.

Reserve National. Reserve National, based in Oklahoma City, is licensed in 31 states throughout the south, southwest and midwest, and specializes in the sale of accident and health insurance products and Medicare Supplement insurance, primarily to individuals living in rural areas where health maintenance organizations and preferred provider organizations are less prevalent.

Reserve National has approximately 250 independent agents appointed to market and distribute its products. These agents typically represent Reserve National only.

Pricing. Premiums for life and health insurance products are based on assumptions with respect to mortality, morbidity, investment yields, expenses, and lapses and are also affected by state laws and regulations, as well as competition. Pricing assumptions are based on the experience of Unitrin’s life and health insurance subsidiaries, as well as the industry in general, depending upon the factor being considered. The actual profit or loss produced by a product will vary from the anticipated profit if the actual experience differs from the assumptions used in pricing the product.

Premiums for policies sold by the Career Agency Companies are set at levels designed to cover the relatively high cost of “in home” distribution of such policies. As a result of such higher expenses, incurred claims as a percentage of earned premiums tend to be lower for companies utilizing this method of distribution than the insurance industry average.

Premiums for Medicare Supplement and other accident and health policies must take into account the rising costs of medical care. The annual rate of medical cost inflation has historically been higher than the general rate of inflation, necessitating frequent rate increases, most of which are subject to approval by state regulatory agencies.

Reinsurance. Consistent with insurance industry practice, Unitrin’s life and health insurance companies utilize reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks. Included among the segment’s reinsurance arrangements is excess of loss reinsurance coverage specifically designed to protect against losses arising from catastrophic events under the property insurance policies written by United Casualty and Union National Fire. The catastrophe reinsurance program for 2003 provided United Casualty and Union National Fire with reinsurance coverage of $84 million above a retention of $6 million for their property insurance policies.

The catastrophe reinsurance program for 2004 provides these companies with reinsurance coverage of $117 million above a retention of $8 million. Thus, United Casualty and Union National Fire will retain more loss if a catastrophic event should occur in 2004, but these companies will also have $33 million more reinsurance coverage if a particularly severe catastrophic event should occur.

The estimated probable maximum loss for United Casualty and Union National Fire, based on external modeling studies, for catastrophic events occurring with a statistical frequency of occurrence of once per 100 years is approximately $29 million.

Lapse Ratio. The lapse ratio is a measure reflecting a life insurer’s loss of existing business. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Unitrin Life and Health Insurance segment’s lapse ratios for individual life insurance were 10.9%, 9.5%, and 9%, for the years 2003, 2002, and 2001, respectively.

The customer base served by the Career Agency Companies and competing life insurance companies tends to have a higher incidence of lapse than other demographic segments of the population. Thus, to maintain or increase the level of its business, the Career Agency Companies must continue to write a high volume of new policies.

Competition. Based on the most recent data published by A.M. Best as of the end of 2002, there were approximately 460 life and health insurance company groups in the United States, made up of nearly 2,100 companies. The Unitrin Life and Health Insurance segment ranked among the 100 largest life and health insurance company groups, as measured by admitted assets (87th), net premiums written (97th) and capital and surplus (86th).

Unitrin’s life and health insurance subsidiaries generally compete by using appropriate pricing, selling to selected markets, controlling expenses, maintaining adequate ratings from A.M. Best, and providing competitive services to agents and policyholders.

Consumer Finance Business

Fireside Bank (“Fireside”), based in Pleasanton, California, is engaged in the consumer finance business. Fireside is organized under California law as an industrial bank and is a member of the Federal Deposit Insurance Corporation (the “FDIC”). Pursuant to regulatory approvals effective as of November 10, 2003, Fireside has changed its name from “Fireside Thrift Co.” to “Fireside Bank.” This name change does not entail any change in Fireside’s legal powers or authorities nor any change in its operations.

Fireside’s principal business is the financing of used automobiles through the purchase of retail installment contracts from automobile dealers. The borrowers under these contracts and loans typically have marginal credit histories.

Fireside has 28 branches in California and loan production offices in Arizona, Colorado, Kansas, Oregon and Washington. Fireside does business with over 4,500 automobile dealers in California, Arizona, Colorado, Idaho, Kansas, Missouri, Oregon, Utah and Washington, and is one of the largest non-prime automobile lenders in California. Fireside has over 125,000 loans outstanding totaling in excess of $900 million.

Strong loan underwriting and collection practices are key elements to successful operating performance in the non-prime automobile finance business. Nearly 75% of Fireside’s general and administrative expenses are devoted to underwriting and collection activities. Fireside individually underwrites each loan application and historically has declined to extend credit to more than two-thirds of its loan applicants. See the discussion of Fireside’s loan loss reserves under the headings “Consumer Finance” and “Critical Accounting Policies” in the MD&A and Notes 1 and 6 to the Financial Statements. Fireside competes for loans primarily on the basis of timely service to its customers and by offering competitive loan terms. Principal competitors include banks, finance companies, credit unions and “captive” credit subsidiaries of automobile manufacturers.

Fireside’s financing activities are funded primarily by FDIC-insured deposits, including term certificates ranging from one to ten years in maturity and savings accounts. Fireside competes for funds primarily with other banks and savings and loan associations.

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

Unitrin’s investment strategy is based on maintaining liquidity to meet both its short and long-term insurance obligations primarily through the combination of investment-grade fixed maturity investments and equity securities. The emphasis is on income-producing fixed maturity investments and equity securities with the potential for long-term price appreciation. See the discussions of Unitrin’s investments under the headings “Critical Accounting Policies,” “Investees,” “Investment Results,” “Corporate Investments,” “Liquidity and Capital Resources” and “Quantitative and Qualitative Disclosures about Market Risk,” in the MD&A and Notes 4, 5 and 13 to the Financial Statements.

Regulation

Insurance Regulation. Unitrin is subject to the insurance holding company laws of a number of states. Certain dividends and distributions by an insurance subsidiary are subject to approval by the insurance regulators of the state of incorporation of such subsidiary. Other significant transactions between an insurance subsidiary and its holding company or other subsidiaries of the holding company may require approval by insurance regulators in the state of incorporation of each of the insurance subsidiaries participating in such transactions.

Unitrin’s insurance subsidiaries are subject to extensive regulation in the states in which they do business. Such regulation pertains to a variety of matters, including policy forms, premium rates, licensing of agents, licenses to transact business, trade practices, investments and solvency. The majority of Unitrin’s insurance operations are in states requiring prior approval by regulators before proposed rates for property, casualty, or health insurance policies may be implemented. However, rates proposed for life insurance generally become effective immediately upon filing with a state, even though the same state may require prior rate approval for other types of insurance. Insurance regulatory authorities perform periodic examinations of an insurer’s market conduct and other affairs.

Insurance companies are required to report their financial condition and results in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (the “NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements include risk-based capital (“RBC”) rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2003, the total adjusted capital of each of Unitrin’s insurance subsidiaries exceeded the minimum levels required under RBC rules.

Unitrin’s insurance subsidiaries are required under the guaranty fund laws of most states in which they transact business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. Unitrin’s insurance subsidiaries also are required to participate in various involuntary pools, principally involving workers compensation and windstorms. In most states, the involuntary pool participation of Unitrin’s insurance subsidiaries is in proportion to their voluntary writings of related lines of business in such states.

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

State insurance laws intended primarily for the protection of policyholders contain certain requirements that must be met prior to any change of control of an insurance company or insurance holding company that is domiciled or, in some cases, having such substantial business that it is deemed commercially domiciled, in that state. These requirements may include the advance filing of specific information with the state insurance regulators, a public hearing on the matter, and review and approval of the change of control by such regulators. The Company has insurance subsidiaries domiciled in a number of states, including California, Illinois, Kansas, Louisiana, Missouri, New York, Oklahoma, Oregon, Pennsylvania, Texas and Wisconsin. In these states, “control” generally is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of an insurance company. Any purchase of the Company’s shares that would result in the purchaser owning 10% or more of the Company’s voting securities would be presumed to result in the acquisition of control of the Company’s insurance subsidiaries. Such an acquisition generally would require the prior approval of the insurance regulatory authorities in each state in which the Company’s insurance subsidiaries are domiciled or deemed to be commercially domiciled. In addition, many states require pre-acquisition notification to the state insurance regulators of a change of control of an insurance company licensed in that state if specific market concentration thresholds would be triggered by the acquisition. While those pre-acquisition notification statutes generally do not authorize the state insurance regulators to disapprove the change of control, they do authorize the issuance of a cease and desist order with respect to the insurance company if certain conditions, such as undue market concentration, would result from the acquisition. These insurance regulatory requirements may deter, delay or prevent transactions effecting control of the Company or the ownership of the Company’s voting securities, including transactions that could be advantageous to the Company’s shareholders.

Consumer Finance Regulation. Fireside is an industrial bank regulated by the California Department of Financial Institutions. Under California banking law, Fireside is permitted to engage in the activities of a commercial bank, except the activity of accepting demand deposits, and is generally subject to the same laws and regulations to which commercial banks are subject under the California banking law, which imposes minimum capitalization requirements and limits dividends, among other things. In addition, since Fireside is a member of the FDIC, it is subject to a broad scheme of regulation under the Federal Deposit Insurance Act and the regulations of the FDIC. Fireside is also subject to a large number of federal and state laws of general applicability, including Federal Reserve Board consumer credit regulations.

Item 2. Properties.

Owned Properties

Unitrin owns the 41-story office building at One East Wacker Drive, Chicago, Illinois, that houses the executive offices of Unitrin. Unitrin occupies approximately 82,000 square feet of the 527,000 rentable square feet in the building. In addition, Unitrin subsidiaries together own 12 buildings located in 9 states consisting of approximately 305,000 square feet in the aggregate.

Leased Facilities

Unitrin’s Life and Health Insurance segment leases facilities with aggregate square footage of approximately 350,000 at 150 locations in 23 states. The latest expiration date of the existing leases is in December 2008.

Unitrin Multi Lines Insurance leases facilities with an aggregate square footage of approximately 249,000 at 7 locations in 5 states. The latest expiration date of the existing leases is in February 2008.

Unitrin Specialty Lines Insurance leases facilities with an aggregate square footage of approximately 148,000 at 3 locations in 3 states. The latest expiration date of the existing leases is in June 2013.

Kemper Auto and Home leases facilities with an aggregate square footage of approximately 262,000 at 12 locations in 9 states. The latest expiration date of the existing leases is in February 2009.

Unitrin Direct leases facilities with an aggregate square footage of approximately 93,000 at 6 locations in 3 states. The latest expiration date of the existing leases is in August 2008.

Fireside occupies 34 leased facilities with an aggregate square footage of approximately 165,000 in 6 states (including consumer finance branches and main office buildings). The latest expiration date of the existing leases is in March 2009.

Unitrin’s corporate data processing operation occupies a facility with an aggregate square footage of approximately 29,000 square feet under a lease that expires in February 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2003, no matters were submitted to a vote of shareholders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unitrin’s common stock is traded on the New York Stock Exchange under the symbol of “UTR.” The high and low prices for Unitrin’s common stock during each quarterly period in 2003 and 2002 are incorporated herein by reference to Note 21 to the Financial Statements, captioned “Quarterly Financial Information (Unaudited).”

Information as to the amount and frequency of cash dividends declared by Unitrin on its common stock during 2003 and 2002 is incorporated herein by reference to the following portions of the Financial Statements:

(a) Consolidated Statements of Shareholders’ Equity and Comprehensive Income; and

(b) Cash Dividends Paid to Shareholders (Per Share) included in Note 21 under the caption “Quarterly Financial Information (Unaudited).”

Information as to restrictions on the ability of Unitrin’s subsidiaries to transfer funds to Unitrin in the form of cash dividends, loans, or advances is incorporated herein by reference to the following items:

(a) Note 9 to the Financial Statements, captioned “Shareholders’ Equity;” and

(b) The “Liquidity and Capital Resources” section of the MD&A.

Information about securities authorized for issuance under the Company’s equity compensation plans is incorporated by reference to Note 10 to the Financial Statements.

As of January 12, 2004, the approximate number of record holders of Unitrin’s common stock was 7,200.

Item 6. Selected Financial Data.

Selected consolidated financial data for the five years ended December 31, 2003 is incorporated herein by reference to the data captioned “Financial Highlights” and filed as Exhibit 13.3 hereto.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is incorporated herein by reference to, and filed as, Exhibits 13.2 and 13.4 hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

These disclosures are contained in the section of the MD&A entitled “Quantitative and Qualitative Disclosures About Market Risk,” which is incorporated herein by reference to, and filed as, Exhibit 13.2 hereto.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements (including their related notes and the respective reports of Deloitte & Touche LLP and KPMG LLP) are incorporated herein by reference to, and filed as, Exhibit 13.1 hereto (with the exception of the reports of KPMG LLP, which are filed as Exhibit 23.3 hereto).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2003. Based on such evaluation, such officers have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information regarding directors and executive officers, including, to the extent applicable, information required by Item 405 of Regulation S-K, is incorporated herein by reference to the Proxy Statement for the 2004 Annual Meeting of Shareholders of Unitrin. Unitrin plans to file such proxy statement within 120 days after December 31, 2003, the end of Unitrin’s fiscal year. Copies of the Company’s code of ethics applicable to its chief executive officer, chief financial officer and principal accounting officer are available free of charge to investors upon written request addressed to the attention of Unitrin’s Corporate Secretary, One East Wacker Drive, Chicago, Illinois 60601.

Item 11. Executive Compensation.

Information regarding compensation of executive officers is incorporated herein by reference to the section captioned “Executive Officer Compensation and Benefits” in the Proxy Statement for the 2004 Annual Meeting of Shareholders of Unitrin. Neither the report by the Compensation Committee of Unitrin’s Board of Directors nor the Unitrin stock performance graph to be included in such Proxy Statement shall be deemed to be incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated herein by reference to the section captioned “Ownership of Unitrin Common Stock” in the Proxy Statement for the 2004 Annual Meeting of Shareholders of Unitrin.

Item 13. Certain Relationships and Related Transactions.

This information is incorporated herein by reference to the section captioned “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the 2004 Annual Meeting of Shareholders of Unitrin.

Item 14. Principal Accountant Fees and Services.

This information is incorporated by reference to the Proxy Statement for the 2004 Annual Meeting of Shareholders of Unitrin.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as part of this Report:

1.	Financial Statements. The following financial statements, in response to Item 8 of the Form 10-K, have been filed as Exhibit 13.1 (except the reports of KPMG LLP which have been filed as Exhibit 23.3) and together are incorporated by reference into Item 8 hereof:

The consolidated balance sheets of Unitrin and subsidiaries as of December 31, 2003 and 2002, and the consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for the years ended December 31, 2003, 2002 and 2001, together with the notes thereto and the respective reports of Deloitte & Touche LLP and KPMG LLP thereon.

2.	Financial Statement Schedules. The following five financial statement schedules are included on the following pages hereof. Schedules not listed here have been omitted because they are not applicable or not material or the required information is included in the Financial Statements.

Schedule I:	Investments Other Than Investments in Related Parties
Schedule II:	Parent Company Financial Statements, including the auditors’ report thereon
Schedule III:	Supplementary Insurance Information
Schedule IV:	Reinsurance Schedule
Schedule VI:	Supplemental Information Concerning Property-Casualty Insurance Operations

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.1 through 10.9 relate to compensatory plans filed or incorporated by reference as exhibits hereto pursuant to Item 15(c) of Form 10-K.

2	Asset Purchase Agreement, dated as of April 19, 2002, by and among Trinity Universal Insurance Company, Unitrin Services Company and Lumbermens Mutual Casualty Company and certain of its subsidiaries and affiliates (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

4.1	Rights Agreement, dated as of August 3, 1994, as amended October 12, 2000, between Unitrin, Inc. and Wachovia Bank, N.A. as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Unitrin, Inc.; as Exhibit B thereto, the Form of Rights Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series A Preferred Stock (incorporated herein by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866)

4.2	Senior Indenture, dated as of June 26, 2002, by and between Unitrin, Inc. and BNY Midwest Trust Company as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 1, 2002)

4.3	Form of Subordinated Indenture (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 5.75% Senior Notes due July 1, 2007 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2002)

4.5	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 30, 2003)

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.2	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.3	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.4	Unitrin, Inc. 2002 Stock Option Plan (incorporated herein by reference to Exhibit A of the Company’s Proxy Statement, dated March 25, 2002, in connection with the Company’s 2002 Annual Meeting of Shareholders)

10.5	Unitrin, Inc. Pension Equalization Plan (incorporated herein by reference to Exhibit 10.4 to Unitrin’s Annual Report on Form 10-K for the year ended December 31, 1994), as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.6	Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001), with the following executive officers:

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

10.7	Unitrin, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.8	1998 Unitrin, Inc. Bonus Plan for Senior Executives (incorporated herein by reference to Exhibit A to the Proxy Statement, dated April 9, 1998, in connection with the Company’s 1998 Annual Meeting of Shareholders)

10.9	Unitrin, Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.10	Credit Agreement, dated August 30, 2002, among Unitrin, Inc., the Lenders party thereto, Bank One, N.A., as administrative agent and Wachovia Bank, N.A., as syndication agent (incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed September 4, 2002)

10.11	Registration Rights Agreement, dated as of January 23, 2001, by and among, Northrop Grumman Corporation, NNG, Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation, and Unitrin, Inc. (incorporated by reference to Exhibit 2.1 to Unitrin’s Schedule 13D with respect to Northrop Grumman Corporation dated April 13, 2001)

10.12	Second Amended and Restated Distribution Agreement, dated as of August 17, 2001, between Unitrin, Inc. and Curtiss-Wright Corporation (incorporated by reference to Exhibit 99.1 to Unitrin’s Amendment No. 6 to its Schedule 13D with respect to Curtiss-Wright Corporation dated August 17, 2001)

12	Ratios of Earnings to Fixed Charges

13.1	Financial Statements

13.2	MD&A (see also Exhibit 13.4)

13.3	Financial Highlights

13.4	Shareholders’ Letter (forms a part of MD&A)

21	Subsidiaries of Unitrin, Inc.

23.1	Reports of Deloitte & Touche LLP (included in Exhibit 13.1 and filed as Exhibit 23.1 hereof)

23.2	Consent of Deloitte & Touche LLP

23.3	Reports of KPMG LLP

23.4	Consent of KPMG LLP

24	Power of Attorney (included on the signature page hereof)

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)

(b)	Reports on Form 8-K

During the quarter ended December 31, 2003, the Company filed the following Current Reports on Form 8-K:

•	October 27, 2003 – Computation of Consolidated Ratios of Earning to Fixed Charges in connection with the Company’s sale of its 4.875% Senior Notes

•	October 30, 2003 – Describing the sale of the Company’s 4.875% Senior Notes

(c)	Exhibits. Included in Item 15(a)3 above

(d)	Financial Statement Schedules. Included in Item 15(a)2 above

Caution Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the accompanying Consolidated Financial Statements (and the notes thereto), the MD&A and the other Exhibits filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate(s),” “estimate(s),” “expect(s),” “project(s),” “intend(s),” “plan(s),” “believe(s),” “goal(s),” “target(s),” “forecast(s),” “might,” “may” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance, actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•	change in general economic conditions, including the performance of financial markets and interest rates;

•	heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

•	the number and severity of insurance claims (including those associated with catastrophe losses);

•	changes in the financial condition of reinsurers and amounts recoverable therefrom;

•	changes in industry trends;

•	regulatory approval of insurance premium rates, license applications and similar matters;

•	governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations) and adverse judgments in litigation to which the Company or its subsidiaries are parties;

•	regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services;

•	changes in ratings by credit rating agencies and/or A.M. Best Co., Inc.

•	realization of economies of scale;

•	the successful migration of the KAH business;

•	investor interest in insurance services;

•	absolute and relative performance of the Company’s products or services; and

•	other risks and uncertainties described from time to time in the Company’s filings with the SEC.

The Company assumes no obligation to publicly correct or update any forward-looking statement as a result of events or developments subject to the date of this report. The reader is advised, however, to consult any further disclosures the Company makes on related subjects in reports to the SEC.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Unitrin, Inc. has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized, on January 29, 2004.

UNITRIN, INC. (Registrant)

By:	/s/ Richard C. Vie
Richard C. Vie Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Unitrin, Inc. in the capacities indicated on January 29, 2004.

Signature	Title

/s/ Richard C. Vie Richard C. Vie	Chairman of the Board, Chief Executive Officer and Director

/s/ Donald G. Southwell Donald G. Southwell	President, Chief Operating Officer and Director

/s/ Eric J. Draut Eric J. Draut	Executive Vice President, Chief Financial Officer and Director (principal financial officer)

/s/ Richard Roeske Richard Roeske	Vice President and Chief Accounting Officer (principal accounting officer)

/s/ James E. Annable James E. Annable	Director

/s/ Douglas G. Geoga Douglas G. Geoga	Director

/s/ Reuben L. Hedlund Reuben L. Hedlund	Director

/s/ Jerrold V. Jerome Jerrold V. Jerome	Director

/s/ Wayne Kauth Wayne Kauth	Director

/s/ Fayez S. Sarofim Fayez S. Sarofim	Director

/s/ Ann E. Ziegler Ann E. Ziegler	Director

SCHEDULE I

UNITRIN, INC. AND SUBSIDIARES

INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2003

(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$1,653.5	$1,643.6	$1,643.6
States, Municipalities and Political Subdivisions	933.0	967.7	967.7
Corporate Securities:
Other Bonds and Notes	924.6	1,002.5	1,002.5
Redemptive Preferred Stocks	20.5	20.9	20.9

Total Investments in Fixed Maturities	3,531.6	3,634.7	3,634.7

Northrop Grumman Corporation Preferred Stock	177.5	220.9	220.9
Northrop Grumman Corporation Common Stock	572.2	633.9	633.9
Other Equity Securities:
Common Stocks	259.7	344.1	344.1
Preferred Stocks	83.0	88.7	88.7

Total Investments in Other Equity Securities	342.7	432.8	432.8

Investees (A)
UNOVA, Inc.	64.7	290.5	64.7

Total Investees	64.7	290.5	64.7

Loans, Real Estate and Short-term Investments	795.9	XXX.X	795.9

Total Investments	$5,484.6		$5,782.9

(A)—Amortized Cost = Cost Plus Cumulative Undistributed Earnings.

See Accompanying Independent Auditors’ Report.

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(Dollars in Millions)

	December 31,
	2003	2002
ASSETS

Investment in Subsidiaries and Investee	$2,179.7	$1,981.8
Northrop Grumman Preferred Stock at Fair Value (Cost: 2003 - $186.9; 2002 - $186.9)	220.9	218.9
Northrop Grumman Common Stock at Fair Value (Cost: 2003 - $173.1; 2002 - $112.1)	175.8	111.0
Other Equity Securities at Fair Value (Cost: 2003 - $1.7; 2002 - $0.7)	2.0	0.8
Short Term Investments	8.0	13.0
Other Investments	—	70.0
Cash	1.5	—
Other Assets	10.6	3.7

Total Assets	$2,598.5	$2,399.2

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes Payable under Revolving Credit Agreement	—	80.0
Senior Notes Payable, 5.75% Due 2007 (Fair Value: 2003 - $317.5; 2002 - $315.0)	$297.6	$297.1
Senior Notes Payable, 4.875% Due 2010 (Fair Value: 2003 - $201.8)	198.1	—
Accrued Expenses and Other Liabilities	283.9	219.7

Total Liabilities	779.6	596.8

Shareholders’ Equity:
Common Stock	6.8	6.8
Additional Paid-in Capital	537.8	512.9
Retained Earnings	1,079.8	1,086.4
Accumulated Other Comprehensive Income	194.5	196.3

Total Shareholders’ Equity	1,818.9	1,802.4

Total Liabilities and Shareholders’ Equity	$2,598.5	$2,399.2

See Accompanying Independent Auditors’ Reports.

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in Millions)

	Years Ended December 31,
	2003	2002	2001
Net Investment Income	$14.3	$13.4	$8.3
Net Realized Investment Gains (Losses)	(6.6)	—	54.8

Total Revenues	7.7	13.4	63.1

Interest Expense	22.2	18.3	26.8
Other Operating (Income) Expenses	2.4	(0.7)	(2.3)

Total Operating Expenses	24.6	17.6	24.5

Income (Loss) Before Income Taxes and Equity in Net Income (Loss) of Subsidiaries and Investees	(16.9)	(4.2)	38.6
Income Tax Benefit (Expense)	9.4	4.6	(15.4)

Income (Loss) Before Equity in Net Income (Loss) of Subsidiaries and Investees	(7.5)	0.4	23.2
Equity in Net Income (Loss) of Subsidiaries and Investees	131.1	(8.6)	357.7

Net Income (Loss)	$123.6	$(8.2)	$380.9

See Accompanying Independent Auditors’ Reports.

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in Millions)

	Years Ended December 31,
	2003	2002	2001
Operating Activities:
Net Income (Loss)	$123.6	$(8.2)	$380.9
Adjustment Required to Reconcile Net Income to Net Cash Provided by Operations:
Equity in Net Income (Loss) of Subsidiaries and Investees	(131.1)	8.6	(357.7)
Cash Dividends from Subsidiaries	136.3	380.9	96.0
Cash Dividends from Investee	—	—	1.7
Net Realized Investment (Gains) Losses	6.6	—	(54.8)
Other, Net	58.9	(1.5)	(98.9)

Net Cash Provided (Used) by Operating Activities	194.3	379.8	(32.8)

Investing Activities:
Purchase of Common Stock from Subsidiary	(182.3)	(32.4)	—
Sale of Common Stocks to Subsidiary	18.0	—	—
Sale of Common Stocks to Unaffiliates	96.5	—	—
Acquisition of Businesses	(0.2)	(55.2)	—
Intercompany Sale of Subsidiary	—	—	207.0
Change in Short-term Investments	5.0	(13.0)	173.1
Capital Contributed to Subsidiaries	(93.5)	(133.0)	(10.0)
Mortgage Loan to Subsidiary	(45.0)	—	—
Other, Net	(0.9)	(0.7)	—

Net Cash Provided (Used) by Investing Activities	(202.4)	(234.3)	370.1

Financing Activities:
Notes Payable Proceeds:
Revolving Credit Agreement	200.0	638.0	831.0
Senior Notes Issued	198.0	296.8	—
Notes Payable Payments:
Revolving Credit Agreement	(280.0)	(812.0)	(756.0)
To Subsidiary	—	(155.0)	(295.0)
Cash Dividends Paid	(112.2)	(112.4)	(108.0)
Common Stock Repurchases	(1.4)	(9.4)	(26.6)
Issuance of Unitrin Common Stock	5.2	8.5	17.3

Net Cash Provided (Used) by Financing Activities	9.6	(145.5)	(337.3)

Increase (Decrease) in Cash	1.5	—	—
Cash, Beginning of Year	—	—	—

Cash, End of Year	$1.5	$—	$—

See Accompanying Independent Auditors’ Reports.

3

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in Millions)

	Years Ended December 31,
	2003	2002	2001
Net Income (Loss)	$123.6	$(8.2)	$380.9
Other Comprehensive Income (Loss):
Gross Unrealized Holding Gains (Losses) Arising During Year:
Securities Held by Subsidiaries	34.8	(11.3)	108.4
Securities Held by Parent	(4.1)	(2.7)	35.0
Cumulative Translation Adjustment	1.8	2.4	3.7

Gross Unrealized Holding Gains (Losses) Arising During Year	32.5	(11.6)	147.1
Income Tax Benefit (Expense)	(11.3)	4.1	(51.6)

Unrealized Holding Gains (Losses) Arising During Year, Net	21.2	(7.5)	95.5

Reclassification Adjustment for Gross (Gains) Losses Realized in Net Income:
Securities Held by Subsidiaries	(42.2)	20.8	(10.5)
Securities Held by Parent	6.8	—	—
Income Tax Expense (Benefit)	12.4	(7.3)	3.7

Reclassification Adjustment for (Gains) Losses Realized in Net Income (Loss), Net	(23.0)	13.5	(6.8)

Other Comprehensive Income (Loss)	(1.8)	6.0	88.7

Total Comprehensive Income (Loss)	$121.8	$(2.2)	$469.6

See Accompanying Independent Auditors’ Reports.

SCHEDULE III

UNITRIN, INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in Millions)

	Year Ended December 31,								December 31,
	Premiums	Premiums Written		Other Income	Net Investment Income	Insurance Claims and Policyholders’ Benefits	Amortization Of Deferred Policy Acquisition Costs	Other Insurance Expenses	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
Year Ended December 31, 2003:
Multi Lines	$533.4		$498.7	$—	$34.2	$373.8	$86.7	$82.6	$23.7	$640.2	$223.4
Specialty Lines	512.0		514.5	—	15.9	380.7	77.5	30.8	18.4	236.8	154.3
Kemper Auto and Home	600.4		672.2	17.8	16.2	475.4	109.4	82.9	50.8	469.9	296.5
Unitrin Direct	149.9		164.9	—	3.3	123.9	3.1	45.6	1.9	74.5	88.5
Life and Health (1)	661.5		N/A	4.4	134.9	387.1	58.3	286.5	305.4	2,270.0	32.0
Other	—		N/A	2.9	27.4	—	—	(19.3)	—	—	—

Total	$2,457.2	$	N/A	$25.1	$231.9	$1,740.9	$335.0	$509.1	$400.2	$3,691.4	$794.7

Year Ended December 31, 2002:
Multi Lines	$584.2		$590.6	$—	$31.6	$524.8	$84.9	$99.3	$27.1	$675.5	$261.0
Specialty Lines	452.9		485.0	—	14.8	366.0	69.4	32.9	18.9	192.1	151.6
Kemper Auto and Home	114.1		331.0	31.9	2.8	88.4	20.9	58.5	37.1	51.8	216.9
Unitrin Direct	73.6		98.5	—	0.9	65.8	1.4	42.4	1.1	50.1	73.4
Life and Health (1)	653.2		N/A	4.3	151.6	387.3	60.7	273.3	298.4	2,221.9	31.4
Other	—		N/A	3.6	20.2	—	—	(13.0)	—	—	—

Total	$1,878.0	$	N/A	$39.8	$221.9	$1,432.3	$237.3	$493.4	$382.6	$3,191.4	$734.3

Year Ended December 31, 2001:
Multi Lines	$570.3		$579.9	$—	$42.0	$546.2	$71.5	$106.9
Specialty Lines	345.4		347.6	—	14.1	289.1	54.0	33.6
Unitrin Direct	10.4		24.1	—	—	10.1	—	22.9
Life and Health (1)	635.1		N/A	4.9	176.9	371.7	63.0	275.9
Other	—		N/A	3.9	3.5	—	—	(3.0)

Total	$1,561.2	$	N/A	$8.8	$236.5	$1,217.1	$188.5	$436.3

(1)	The Company’s Life and Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life and Health Insurance segment.

See Accompanying Independent Auditors’ Reports

SCHEDULE IV

UNITRIN, INC.

REINSURANCE SCHEDULE

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2003:
Life Insurance in Force	$19,530.4	$1,156.7	$—	$18,373.7	—

Premiums
Life Insurance	$403.3	$1.4	$0.3	$402.2	0.1%
Accident and Health Insurance	161.7	2.7	—	159.0	—
Property and Liability Insurance	1,305.9	44.9	635.0	1,896.0	33.5%

Total Premiums	$1,870.9	$49.0	$635.3	$2,457.2	25.9%

Year Ended December 31, 2002:
Life Insurance in Force	$20,497.2	$1,153.2	$—	$19,344.0	—

Premiums
Life Insurance	$404.5	$1.5	$0.3	$403.3	0.1%
Accident and Health Insurance	157.9	2.3	—	155.6	—
Property and Liability Insurance	1,125.8	36.3	229.6	1,319.1	17.4%

Total Premiums	$1,688.2	$40.1	$229.9	$1,878.0	12.2%

Year Ended December 31, 2001:
Life Insurance in Force	$19,958.0	$1,157.9	$—	$18,800.1	—

Premiums
Life Insurance	$398.0	$1.4	$—	$396.6	—
Accident and Health Insurance	153.3	2.4	—	150.9	—
Property and Liability Insurance	939.7	32.2	106.2	1,013.7	10.5%

Total Premiums	$1,491.0	$36.0	$106.2	$1,561.2	6.8%

See Accompanying Independent Auditors’ Reports.

SCHEDULE VI

UNITRIN, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

(Dollars in Millions)

								Claim and Claim Adjustment Expenses Incurred Related to
Affiliation	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adj. Expenses		Discount	Unearned Premiums	Earned Premiums	Net Investment Income			Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
								Current Year	Prior Years
Year Ended December 31, 2003:
Consolidated property casualty entities	$95.5		$1,426.4	$—	$768.1	$1,896.0	$71.0	$1,388.4	$2.8	$290.3	$1,173.6	$1,950.8
Unconsolidated property casualty subsidiaries	—		—	—	—	—	—	—	—	—	—	—

Total	$95.5	$	N/A	$—	$768.1	$1,896.0	$71.0	$1,388.4	$2.8	$290.3	$1,173.6	$1,950.8

Year Ended December 31, 2002:
Consolidated property casualty entities	$84.9		$974.9	$—	$708.3	$1,319.1	$52.5	$1,002.4	$82.3	$190.3	$868.7	$1,600.4
Unconsolidated property casualty subsidiaries	—		—	—	—	—	—	—	—	—	—	—

Total	$84.9	$	N/A	$—	$708.3	$1,319.1	$52.5	$1,002.4	$82.3	$190.3	$868.7	$1,600.4

Year Ended December 31, 2001:
Consolidated property casualty entities						$1,013.6	$59.2	$820.4	$58.8	$137.6	$746.4	$1,039.1
Unconsolidated property casualty subsidiaries						—	—	—	—	—	—	—

Total						$1,013.6	$59.2	$820.4	$58.8	$137.6	$746.4	$1,039.1

See Accompanying Independent Auditors’ Reports