Form 10-Q
period 2004-03-31
UNITRIN INC
filed 2004-04-30
CIK 860748

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2004

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

68,291,332 shares of common stock, $0.10 par value, were outstanding as of April 20, 2004.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues:
Earned Premiums	$614.2	$581.1
Consumer Finance Revenues	49.6	46.6
Net Investment Income	60.2	51.7
Other Income	2.8	10.3
Net Realized Investment Gains	18.5	5.9

Total Revenues	745.3	695.6

Expenses:
Insurance Claims and Policyholders’ Benefits	423.5	423.6
Insurance Expenses	200.3	210.7
Consumer Finance Expenses	39.6	35.3
Interest and Other Expenses	14.8	9.7

Total Expenses	678.2	679.3

Income before Income Taxes and Equity in Net Income (Loss) of Investee	67.1	16.3
Income Tax Expense	19.0	3.3

Income before Equity in Net Income (Loss) of Investee	48.1	13.0
Equity in Net Income (Loss) of Investee	(0.1)	0.4

Net Income	$48.0	$13.4

Net Income Per Share	$0.71	$0.20

Net Income Per Share Assuming Dilution	$0.70	$0.20

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2004 - $3,634.2; 2003 - $3,531.6)	$3,791.5	$3,634.7
Northrop Grumman Corporation Preferred Stock at Fair Value (Cost: 2004 - $177.5; 2003 - $177.5)	229.4	220.9
Northrop Grumman Corporation Common Stock at Fair Value (Cost: 2004 - $518.4; 2003 - $572.2)	591.3	633.9
Other Equity Securities at Fair Value (Cost: 2004 - $341.4; 2003 - $342.7)	438.1	432.8
Investee (UNOVA, Inc.) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2004 - $273.5; 2003 - $290.5)	65.9	64.7
Short-term Investments at Cost which Approximates Fair Value	679.1	495.5
Other	313.5	300.4

Total Investments	6,108.8	5,782.9

Cash	109.1	65.7
Consumer Finance Receivables at Cost (Fair Value: 2004 - $917.4; 2003 - $906.7)	914.3	904.8
Other Receivables	891.2	899.4
Deferred Policy Acquisition Costs	405.3	400.2
Goodwill	344.7	344.7
Other Assets	136.6	139.1

Total Assets	$8,910.0	$8,536.8

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$2,286.0	$2,265.1
Property and Casualty	1,447.8	1,426.3

Total Insurance Reserves	3,733.8	3,691.4

Investment Certificates and Savings Accounts at Cost (Fair Value: 2004 - $919.4; 2003 - $918.9)	918.0	915.2
Unearned Premiums	792.6	794.7
Accrued and Deferred Income Taxes	387.8	382.0
Senior Notes Payable at Amortized Cost (Fair Value: 2004 - $532.5; 2003 - $519.4)	495.9	495.7
Accrued Expenses and Other Liabilities	673.3	438.9

Total Liabilities	7,001.4	6,717.9

Shareholders’ Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 68,205,150 Shares Issued and Outstanding at March 31, 2004 and 67,778,023 Shares Issued and Outstanding at December 31, 2003	6.8	6.8
Paid-in Capital	562.6	537.8
Retained Earnings	1,091.1	1,079.8
Accumulated Other Comprehensive Income	248.1	194.5

Total Shareholders’ Equity	1,908.6	1,818.9

Total Liabilities and Shareholders’ Equity	$8,910.0	$8,536.8

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Operating Activities:
Net Income	$48.0	$13.4
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(3.4)	(8.4)
Equity in Net (Income) Loss of Investee before Taxes	0.1	(0.7)
Amortization of Investments	3.2	2.9
Decrease in Other Receivables	8.3	37.6
Increase in Insurance Reserves and Unearned Premiums	39.4	100.3
Increase (Decrease) in Accrued and Deferred Income Taxes	(21.3)	1.0
Increase in Accrued Expenses and Other Liabilities	99.3	2.1
Net Realized Investment Gains	(18.5)	(5.9)
Provision for Loan Losses	13.1	11.0
Other, Net	9.5	8.7

Net Cash Provided by Operating Activities	177.7	162.0

Investing Activities:
Sales and Maturities of Fixed Maturities	301.1	428.7
Purchases of Fixed Maturities	(405.2)	(689.3)
Sales of Northrop Common Stock	62.0	—
Sales of Other Equity Securities	21.5	39.8
Purchases of Equity Securities	(11.2)	(13.5)
Change in Short-term Investments	(183.9)	119.1
Acquisition and Improvements of Investment Real Estate	(16.5)	(18.2)
Sale of Investment Real Estate	4.2	—
Change in Other Investments	1.5	(0.8)
Change in Consumer Finance Receivables	(23.2)	(41.2)
Other, Net	(5.6)	(3.2)

Net Cash Used by Investing Activities	(255.3)	(178.6)

Financing Activities:
Change in Investment Certificates and Savings Accounts	2.8	22.9
Change in Universal Life and Annuity Contracts	0.8	1.3
Change in Liability for Funds Held for Securities on Loan	132.3	24.0
Notes Payable Proceeds	—	40.0
Notes Payable Payments	—	(40.0)
Cash Dividends Paid	(28.2)	(28.1)
Common Stock Repurchases	—	(1.4)
Cash Exercise of Stock Options	13.3	—

Net Cash Provided by Financing Activities	121.0	18.7

Increase in Cash	43.4	2.1
Cash, Beginning of Year	65.7	16.9

Cash, End of Period	$109.1	$19.0

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Unitrin, Inc. (“Unitrin” or the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) but do not include all information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of the Company’s management, the unaudited Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2003.

Stock-Based Compensation

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

The effects on Net Income, Net Income Per Share and Net Income Per Share Assuming Dilution if the fair value based method had been applied to all awards since the effective date of SFAS No. 123 for the periods presented below were:

	Three Months Ended
(Dollars in Millions, Except Per Share Amounts)	March 31, 2004	March 31, 2003
Net Income, As Reported	$48.0	$13.4
Add: Stock-Based Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	1.3	0.3
Deduct: Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	(1.5)	(0.9)

Pro Forma Net Income	$47.8	$12.8

Net Income Per Share:
As Reported	$0.71	$0.20

Pro Forma	$0.70	$0.19

Net Income Per Share Assuming Dilution:
As Reported	$0.70	$0.20

Pro Forma	$0.70	$0.19

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Acquisition of Businesses

In June 2002, the Company acquired the personal lines property and casualty insurance business of the Kemper Insurance Companies (“KIC”). KIC retained all liabilities for policies issued by Kemper Auto and Home (“KAH”) prior to the closing, while Trinity Universal Insurance Company (“Trinity”), a subsidiary of Unitrin, is entitled to premiums written for substantially all policies issued or renewed by the Kemper Auto and Home segment after the closing and is liable for losses and expenses incurred thereon. At the acquisition date, Unitrin’s property and casualty insurance subsidiaries were not licensed in all the states where the KAH business is written nor were certain computer and data processing modifications completed to allow for the migration of the KAH business to the Company’s property and casualty insurance subsidiaries. Accordingly, to facilitate the transition of such business to Unitrin’s property and casualty insurance subsidiaries, KIC and Trinity entered into a quota share reinsurance agreement whereby Trinity reinsured, on a 100% indemnity basis, substantially all of the KAH business written or renewed by KIC after the acquisition date. KIC’s financial condition deteriorated rapidly after the acquisition, and accordingly, Unitrin accelerated its plans to transition the business directly to its property and casualty insurance subsidiaries. As of March 31, 2004, Unitrin’s property and casualty insurance subsidiaries have obtained all necessary licenses, have completed all computer and data processing modifications and approximately 75% of the in-force KIC personal lines policies had been renewed directly by Unitrin’s property and casualty insurance subsidiaries and renewal notices for an additional 10% had been sent to policyholders. Unitrin expects that approximately 92% of the in-force KIC personal lines policies at the end of the second quarter of 2004 will have been renewed directly by Unitrin’s property and casualty insurance subsidiaries and renewal notices will have been sent to an additional 5% of policyholders.

Note 3 - Investment in Investee

Equity in Net Income (Loss) of Investee was a loss of $0.1 million and income of $0.4 million for the three months ended March 31, 2004 and 2003, respectively. Unitrin accounts for its investment in its investee, UNOVA, Inc. (“UNOVA”), under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information, which generally results in a three month delay in the inclusion of UNOVA’s results in Unitrin’s consolidated financial statements. Prior to the periods presented in the Condensed Consolidated Financial Statements, Unitrin determined that a decline in the fair value of its investment in UNOVA was other than temporary under applicable accounting standards. Accordingly, Unitrin reduced the carrying value of its investment in UNOVA to its then current estimated realizable value and allocated the reduction to Unitrin’s proportionate share of UNOVA’s non-current assets. Accordingly, Unitrin’s reported equity in the net income of UNOVA differs from Unitrin’s proportionate share of UNOVA’s reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets. The fair value of Unitrin’s investment in UNOVA subsequently recovered such that the fair value exceeded the carrying value of Unitrin’s investment in UNOVA by $207.6 million and $225.8 million at March 31, 2004 and December 31, 2003, respectively. In accordance with applicable accounting standards, such excess is not included in the Condensed Consolidated Financial Statements.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Other Receivables

Under the agreement governing the 1999 acquisition of Valley Group, Inc. (“VGI”), the Company is entitled to recover 90% of unfavorable development on VGI’s pre-acquisition loss and loss adjustment expense reserves from the seller, White Mountains Insurance Group, Ltd. (“White Mountains”) (formerly Fund American Enterprise Holdings, Inc.). Recovery is subject to a maximum limit of $50 million. Such reserves have experienced unfavorable development, 90% of the amount of which exceeded the maximum recovery under the agreement. Accordingly, the recoverable at March 31, 2004 is recorded at the maximum limit. The Company delivered a final reserve report to White Mountains on March 7, 2003. On April 4, 2003, White Mountains responded to the Company and indicated, among other things, that it believes that “the final reserve report does not constitute an appropriate calculation of the [unfavorable development] and we will not pay Unitrin the amount indicated.” An exchange of information between the parties ensued. The Company believes it has accurately calculated the reserve amount in question and is pursuing resolution of the matter in accordance with the dispute resolution process provided in the agreement.

On December 31, 2002, Unitrin completed the acquisition of two insurance companies, General Security Insurance Company and General Security Property and Casualty Company (the “SCOR Companies”), from SCOR Reinsurance Company (“SCOR”). Other Receivables at March 31, 2004 and December 31, 2003 included reinsurance recoverables of $218.4 million and $234.4 million, respectively, from General Security National Insurance Company (“GSNIC”), a subsidiary of SCOR. Under the agreement governing the acquisition of the SCOR Companies, SCOR and/or GSNIC are responsible for all liabilities of the SCOR Companies incurred prior to the acquisition. Accordingly, in connection with the sale, GSNIC entered into a reinsurance agreement with the SCOR Companies whereby GSNIC reinsured all of the business written by the seller using the SCOR Companies. To the extent the SCOR Companies are not fully relieved of their legal obligations to policyholders under the reinsurance agreement, Unitrin reports an obligation to policyholders as a liability of the SCOR Companies, with an offsetting and corresponding reinsurance recoverable from GSNIC. The ceding of the SCOR Companies’ insurance liabilities does not discharge the primary liability of the SCOR Companies; therefore, the SCOR Companies remain contingently liable should GSNIC not be financially able to meet the obligations. Pursuant to the reinsurance agreement, should GSNIC become unauthorized in any jurisdiction where authorization or licensure by governmental authorities is required in order for the SCOR Companies to take full credit on their statutory financial statements for reinsurance ceded to GSNIC, or should GSNIC be notified that it is required to file a risk-based capital (“RBC”) plan as a result of its RBC falling below required levels, certain remedies are available. In either case, the reinsurance agreement requires GSNIC to collateralize its outstanding reinsured obligation. On April 1, 2004, A.M. Best Co., Inc., the principal insurance company rating agency, reaffirmed the “B++” rating of GSNIC, assigned the rating an outlook of “stable” and removed the “under review” status of the rating. The Company believes that its reinsurance recoverable from GSNIC continues to be fully collectable at March 31, 2004.

Note 5 - Income Taxes

During the first quarter of 2003, Fireside Securities Corporation (“Fireside”) a subsidiary of Unitrin, was officially notified that its California franchise tax returns for 1998, 1999 and 2000 would be examined by the California Franchise Tax Board (the “FTB”). During the first quarter of 2004, the FTB and Fireside reached agreement on adjustments to these tax returns. The impact of these adjustments was not material to the Company’s consolidated financial statements.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Notes Payable

Total Debt Outstanding at March 31, 2004 and December 31, 2003 was:

(Dollars in Millions)	March 31, 2004	December 31, 2003
Senior Notes at Amortized Cost:
5.75% Senior Notes due July 1, 2007	$297.8	$297.7
4.875% Senior Notes due November 1, 2010	198.1	198.0

Total Debt Outstanding	$495.9	$495.7

The Company had no outstanding advances under its unsecured revolving credit agreement at March 31, 2004 and December 31, 2003.

Interest Paid, including facility fees, for the three months ended March 31, 2004 and 2003 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2004	March 31, 2003
Notes Payable under Revolving Credit Agreement	$0.2	$0.4
5.75% Senior Notes due July 1, 2007	8.6	8.6

Total Interest Paid	$8.8	$9.0

Interest Expense, including facility fees, for the three months ended March 31, 2004 and 2003 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2004	March 31, 2003
Notes Payable under Revolving Credit Agreement	$0.1	$0.4
5.75% Senior Notes due July 1, 2007	4.5	4.5
4.875% Senior Notes due November 1, 2010	2.5	—

Total Interest Expense	$7.1	$4.9

Note 7 - Securities Lending

Some of the Company’s subsidiaries are parties to securities lending agreements whereby unrelated parties, primarily large brokerage firms, borrow securities from the subsidiaries’ accounts. Borrowers of these securities must deposit cash collateral with the subsidiaries equal to 102% of the fair value of the securities loaned. The subsidiaries continue to receive the interest on loaned securities as beneficial owners, and accordingly, the loaned securities are included in Fixed Maturities. The amount of collateral received is invested in short-term securities and is included in these financial statements as Short-term Investments with a corresponding Liability for Funds Held for Securities on Loan included in Accrued Expenses and Other Liabilities. The fair value of collateral held was $132.3 million at March 31, 2004. No securities were on loan at December 31, 2003.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended
(Dollars and Shares in Millions, Except Per Share Amounts)	March 31, 2004	March 31, 2003
Net Income	$48.0	$13.4
Dilutive Effect on Net Income from Investee’s Equivalent Shares	—	—

Net Income Assuming Dilution	$48.0	$13.4

Weighted Average Common Shares Outstanding	68.0	67.6
Dilutive Effect of Unitrin Stock Option Plans	0.6	0.1

Weighted Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	68.6	67.7

Net Income Per Share	$0.71	$0.20

Net Income Per Share Assuming Dilution	$0.70	$0.20

Options outstanding at March 31, 2004 and 2003 to purchase 0.9 million shares and 6.1 million shares, respectively, of Unitrin common stock were excluded from the computation of Net Income Per Share Assuming Dilution for the three months ended March 31, 2004 and 2003, respectively, because the exercise price exceeded the average market price.

Note 9 - Other Comprehensive Income (Loss)

Other Comprehensive Income (Loss) for the three months ended March 31, 2004 and 2003 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2004	March 31, 2003
Increase (Decrease) in Unrealized Gains, Net of Reclassification Adjustment for Gains Included in Net Income	$80.5	$(109.3)
Other	2.3	—
Effect of Income Taxes	(29.2)	38.4

Other Comprehensive Income (Loss)	$53.6	$(70.9)

The Company’s Investment in Investee is accounted for under the equity method of accounting and, accordingly, changes in its fair value are excluded from the determination of Total Comprehensive Income and Other Comprehensive Income (Loss). Total Comprehensive Income for the three months ended March 31, 2004 was $101.6 million. Total Comprehensive Loss for the three months ended March 31, 2003 was $57.5 million.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 - Income from Investments

Net Investment Income for the three months ended March 31, 2004 and 2003 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2004	March 31, 2003
Investment Income:
Interest and Dividends on Fixed Maturities	$45.0	$40.4
Dividends on Northrop Preferred Stock	3.1	—
Dividends on Northrop Common Stock	2.5	3.1
Dividends on Other Equity Securities	3.0	3.3
Short-term	1.2	1.6
Real Estate	5.8	5.7
Other	4.1	2.1

Total Investment Income	64.7	56.2

Investment Expenses:
Real Estate	4.2	4.1
Other	0.3	0.4

Total Investment Expenses	4.5	4.5

Net Investment Income	$60.2	$51.7

Dividends on Northrop Preferred Stock increased for the three months ended March 31, 2004, compared to the same period in 2003, due to the timing of the ex-dividend date.

The components of Net Realized Investment Gains for the three months ended March 31, 2004 and 2003 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2004	March 31, 2003
Fixed Maturities:
Gains on Dispositions	$0.7	$3.4
Losses on Dispositions	(0.1)	—
Losses from Write-downs	—	(1.3)
Northrop Common Stock:
Gains on Dispositions	8.3	—
Other Equity Securities:
Gains on Dispositions	10.0	17.9
Losses on Dispositions	(0.4)	(2.3)
Losses from Write-downs	(0.7)	(11.8)
Other Investments:
Gains on Dispositions	0.9	—
Losses on Dispositions	(0.2)	—

Net Realized Investment Gains	$18.5	$5.9

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 - Income from Investments (continued)

Net Realized Investment Gains was $18.5 million for the three months ended March 31, 2004, compared to $5.9 million for the same period in 2003. Net Realized Investment Gains for the three months ended March 31, 2004 includes pre-tax gains of $8.3 million from sales of a portion of the Company’s investment in Northrop Grumman Corporation (“Northrop”) common stock, pre-tax gains of $4.1 million from sales of a portion of the Company’s investment in Baker Hughes, Inc. (“Baker Hughes”) common stock and pre-tax gains of $3.2 million resulting from sales of a portion of the Company’s investment in Hartford Financial Services Group, Inc. (“Hartford”) common stock. The fair value of the Company’s remaining investments in Northrop common stock, Baker Hughes common stock and Hartford common stock was $591.3 million, $84.1 million and $19.7 million, respectively, at March 31, 2004. The Company cannot anticipate when or if similar investment gains may occur in the future.

Net Realized Investment Gains for the three months ended March 31, 2003 includes pre-tax gains of $11.9 million from sales of a portion of the Company’s investment in ITT Industries, Inc. common stock and pre-tax gains of $4.4 million resulting from sales of a portion of the Company’s investment in Baker Hughes common stock. The Company cannot anticipate when or if similar investment gains may occur in the future.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include: 1) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value; 2) the duration and extent to which the fair value has been less than cost; and 3) the financial condition and prospects of the issuer. Net Realized Investment Gains for the three months ended March 31, 2004 and 2003 includes pre-tax losses of $0.7 million and $13.1 million, respectively, resulting from other than temporary declines in the fair value of investments. The Company cannot anticipate when or if similar other than temporary declines in the fair value of investments may occur in the future.

Note 11 – Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the three months ended March 31, 2004 and 2003 were:

(Dollars in Millions)	March 31, 2004	March 31, 2003
Service Cost Benefits Earned	$4.3	$3.8
Interest Cost on Projected Benefit Obligations	4.8	4.4
Expected Return on Plan Assets	(5.2)	(4.3)
Net Amortization and Deferral	0.1	—

Total Pension Expense	$4.0	$3.9

The components of Postretirement Benefits Other than Pensions Expense for the three months ended March 31, 2004 and 2003 were:

(Dollars in Millions)	March 31, 2004	March 31, 2003
Service Cost Benefits Earned	$0.2	$0.2
Interest Cost on Projected Benefit Obligations	0.8	0.8
Net Amortization and Deferral	(0.4)	(0.3)

Total Postretirement Benefits Other than Pensions Expense	$0.6	$0.7

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 - Business Segments

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

The Specialty Lines Insurance segment primarily consists of automobile and motorcycle insurance sold to individuals and businesses in the non-standard and specialty market through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their driving records.

Kemper Auto and Home provides preferred and standard risk personal automobile and homeowners insurance through independent agents.

Unitrin Direct markets personal automobile insurance through direct mail and the Internet through web insurance portals, click-thrus and its own website. Unitrin Direct, as a direct marketer, typically incurs higher up-front acquisition costs associated with marketing products and acquiring new policies but is expected to experience lower renewal costs than traditional insurance providers.

The Life and Health Insurance segment includes individual life, accident, health and hospitalization insurance. The Company’s Life and Health Insurance employee-agents also market property insurance products under common management.

The Consumer Finance segment makes consumer loans primarily for the purchase of pre-owned automobiles and offers savings products in the form of investment certificates and savings accounts.

It is the Company’s management practice to allocate certain corporate expenses to its operating units. The Company considers the management of certain investments, including Northrop common and preferred stock, Baker Hughes common stock and UNOVA common stock, to be a corporate responsibility. Accordingly, the Company does not allocate dividend income from these investments to its operating segments. The Company does not allocate Net Realized Investment Gains to its operating segments. In the first quarter of 2004, the Company began allocating income taxes to its operating segments. Income taxes for prior periods have been allocated to conform to the current presentation.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 - Business Segments (continued)

Segment Revenues for the three months ended March 31, 2004 and 2003 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2004	March 31, 2003
Revenues:
Multi Lines Insurance:
Earned Premiums	$118.6	$141.6
Net Investment Income	9.0	7.7

Total Multi Lines Insurance	127.6	149.3

Specialty Lines Insurance:
Earned Premiums	121.9	124.0
Net Investment Income	4.1	3.9

Total Specialty Lines Insurance	126.0	127.9

Kemper Auto and Home:
Earned Premiums	164.8	118.0
Net Investment Income	5.6	2.7
Other Income	1.2	8.4

Total Kemper Auto and Home	171.6	129.1

Unitrin Direct:
Earned Premiums	42.2	33.6
Net Investment Income	1.4	0.4

Total Unitrin Direct	43.6	34.0

Life and Health Insurance:
Earned Premiums	166.7	163.9
Net Investment Income	34.6	33.3
Other Income	0.9	1.1

Total Life and Health Insurance	202.2	198.3

Consumer Finance	49.6	46.6

Total Segment Revenues	720.6	685.2

Unallocated Dividend Income	5.9	3.4
Net Realized Investment Gains	18.5	5.9
Other	0.3	1.1

Total Revenues	$745.3	$695.6

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 - Business Segments (continued)

Segment Operating Profit for the three months ended March 31, 2004 and 2003 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2004	March 31, 2003
Segment Operating Profit (Loss):
Multi Lines Insurance	$13.1	$5.5
Specialty Lines Insurance	10.8	4.9
Kemper Auto and Home	3.6	(14.1)
Unitrin Direct	(3.3)	(7.9)
Life and Health Insurance	16.7	12.0
Consumer Finance	10.0	11.3

Total Segment Operating Profit	50.9	11.7

Unallocated Dividend Income	5.9	3.4
Net Realized Investment Gains	18.5	5.9
Other Expense, Net	(8.2)	(4.7)

Income Before Income Taxes and Equity in Net Income (Loss) of Investee	$67.1	$16.3

Segment Net Income for the three months ended March 31, 2004 and 2003 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2004	March 31, 2003
Segment Net Income (Loss):
Multi Lines Insurance	$10.0	$4.9
Specialty Lines Insurance	7.8	3.8
Kemper Auto and Home	3.3	(8.8)
Unitrin Direct	(1.8)	(5.1)
Life and Health Insurance	11.1	8.1
Consumer Finance	5.7	6.5

Total Segment Net Income	36.1	9.4
Net Income From:
Unallocated Dividend Income	5.2	2.8
Net Realized Investment Gains	12.0	3.9
Other Expense, Net	(5.2)	(3.1)

Income Before Equity in Net Income (Loss) of Investee	48.1	13.0
Equity in Net Income (Loss) of Investee	(0.1)	0.4

Net Income	$48.0	$13.4

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 - Related Party Transactions

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

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based upon the fair market value of the assets under management. At March 31, 2004, the Company’s subsidiaries and the Company’s pension plan had approximately $162.0 million and $71.2 million, respectively, in investments managed by FS&C. During the first three months of 2004, the Company’s subsidiaries and the Company’s pension plan paid $0.1 million in the aggregate to FS&C. During the first three months of 2003, the Company’s subsidiaries and the Company’s pension plan paid $0.1 million in the aggregate to FS&C.

With respect to the Company’s 401(k) Savings Plan, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. As of March 31, 2004, employees participating in the Company’s 401(k) Savings Plan had allocated approximately $24.9 million for investment in the Dreyfus Appreciation Fund, representing approximately 12% of the total amount invested in the Company’s 401(k) Savings Plan.

The Company believes that the transactions described above have been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

As described in Note 15, the Company also has certain relationships with mutual insurance holding companies and mutual insurance companies. Such companies are owned by the policyholders of such companies or their insurance subsidiaries.

Note 14 - Legal Proceedings

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15 – Relationships with Mutual Holding Companies and Mutual Insurance Companies

Trinity and Milwaukee Insurance Company (“MIC”) are parties to a quota share reinsurance agreement whereby Trinity assumes 95% of the business written or assumed by MIC. MIC is owned by Mutual Insurers Holding Company (“MIHC”), which in turn is owned by MIC’s policyholders. Effective July 1, 2001, MIC and First Nonprofit Insurance Company (through its predecessor, First Nonprofit Mutual Insurance Company) (“FNP”) are parties to a quota share reinsurance agreement whereby MIC assumes 80% of the business written or assumed by FNP. Pursuant to an amendment to the MIC/FNP reinsurance agreement, which became effective January 15, 2003, FNP agrees to arrange for its parent company, First Nonprofit Mutual Holding Company (“FNMHC”), to nominate a simple majority to the FNMHC Board of Directors selected by MIC. On January 15, 2003, FNMHC elected five employees of the Company, as selected by MIC, to the FNMHC Board of Directors pursuant to the terms of the amendment. FNP is owned by FNMHC, which in turn is owned by FNP’s policyholders. Five employees of the Company also serve as directors of MIHC’s nine member Board of Directors. Two employees of the Company also serve as directors of MIC, but together do not constitute a majority of MIC’s Board of Directors. The quota share agreements above can be terminated at anytime by each of the parties to the respective agreements, subject to the notice requirements in such agreements.

Trinity and Capitol County Mutual Fire Insurance Company (“Capitol”) are parties to a quota share reinsurance agreement whereby Trinity assumes 95% of the business written by Capitol. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. The Reliable Life Insurance Company (“Reliable”), a wholly-owned subsidiary of Unitrin, provides certain administrative services to Capitol and its subsidiary, Old Reliable Casualty Company (“ORCC”). In addition, agents employed by Reliable are also appointed by Capitol and ORCC to sell property insurance products. Union National Life Insurance Company, a wholly-owned subsidiary of Unitrin, also provides claims administration services to Capitol and ORCC.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Summary of Results

Net Income was $48.0 million ($0.71 per common share) for the three months ended March 31, 2004, compared to $13.4 million ($0.20 per common share) for the same period in 2003. Net Income increased for the three months ended March 31, 2004, due primarily to higher segment operating profit and higher net realized investment gains as discussed throughout this Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Earned Premiums for the three months ended March 31, 2004 increased by $33.1 million, compared to the same period in 2003, due primarily to a $46.8 million increase in earned premiums in the Kemper Auto and Home segment and a $8.6 million increase in earned premiums in the Unitrin Direct segment, partially offset by a $23.0 million decrease in earned premiums in the Multi Lines Insurance segment.

Consumer Finance Revenues increased by $3.0 million for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to a higher level of loans outstanding.

Net Investment Income increased by $8.5 million for the three months ended March 31, 2004, compared to the same period in 2003, due to higher levels of investments and the timing of dividends on Northrop Grumman Corporation (“Northrop”) preferred stock, partially offset by lower yields on investments. Other Income decreased by $7.5 million for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to lower administration fees earned to administer run-off business excluded from the acquisition of the personal lines business of the Kemper Insurance Companies (“KIC”).

Net Realized Investment Gains was a pre-tax gain of $18.5 million for the three months ended March 31, 2004, compared to a pre-tax gain of $5.9 million for the same period in 2003. Net Realized Investment Gains for the three months ended March 31, 2004 primarily consisted of pre-tax gains of $8.3 million from sales of Northrop common stock and pre-tax gains of $10.0 million from sales of Other Equity Securities. Net Realized Investment Gains for the three months ended March 31, 2003 primarily consisted of pre-tax gains of $17.9 million from sales of Other Equity Securities, partially offset by pre-tax losses of $13.1 million to write down certain securities. The Company cannot anticipate when or if similar investment gains and losses may occur in the future.

Critical Accounting Policies

The Company’s subsidiaries conduct their businesses in three industries: property and casualty insurance, life and health insurance and consumer finance. Accordingly, the Company is subject to several industry-specific accounting principles under accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The process of estimation is inherently uncertain. Accordingly, actual results could ultimately differ materially from the estimated amounts reported in the Company’s financial statements. Different assumptions are likely to result in different estimates of reported amounts. The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of property and casualty insurance reserves, the valuation of life insurance reserves, the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of postretirement benefit obligations. These critical accounting policies are more fully described in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in its Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2003.

Multi Lines Insurance

	Three Months Ended
(Dollars in Millions)	March 31, 2004	March 31, 2003
Earned Premiums:
Personal Lines:
Personal Automobile	$49.1	$50.0
Homeowners	17.4	17.9
Other	2.3	2.6

Total Personal Lines	68.8	70.5

Commercial Lines:
Commercial Property and Liability	25.5	33.6
Commercial Automobile	18.3	26.3
Other	6.0	11.2

Total Commercial Lines	49.8	71.1

Total Earned Premiums	$118.6	$141.6

Underwriting Profit (Loss) :
Personal Lines	$5.0	$0.1
Commercial Lines	(0.9)	(2.3)

Total Underwriting Profit (Loss)	4.1	(2.2)
Net Investment Income	9.0	7.7

Operating Profit	13.1	5.5
Income Tax Expense	3.1	0.6

Net Income	$10.0	$4.9

Ratio Based on Earned Premiums
Incurred Loss Ratio (excluding Catastrophes)	62.0%	70.5%
Incurred Catastrophe Loss Ratio	1.2%	0.6%

Total Incurred Loss Ratio	63.2%	71.1%
Incurred Expense Ratio	33.3%	30.5%

Combined Ratio	96.5%	101.6%

Earned Premiums in the Multi Lines Insurance segment decreased by $23.0 million for the three months ended March 31, 2004, compared to the same period in 2003. Personal lines earned premiums in the Multi Lines Insurance segment decreased by $1.7 million for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to lower premium volume, partially offset by higher premium rates. Commercial lines earned premiums in the Multi Lines Insurance segment decreased by $21.3 million for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to lower premium volume, partially offset by higher premium rates. The Company attributes the lower commercial lines volume largely to its efforts to re-underwrite that book of business which resulted in a significant reduction in policies in force. The Company has substantially completed such re-underwriting activities. The Company anticipates that commercial lines earned premiums in the Multi Lines Insurance segment will continue to decline in 2004 compared to 2003, due primarily to the extensive re-underwriting.

Net Investment Income in the Multi Lines Insurance segment increased by $1.3 million for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to higher levels of investments.

Multi Lines Insurance (continued)

Operating Profit in the Multi Lines Insurance segment increased by $7.6 million before-tax for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to improved premium rate adequacy in both personal lines and commercial lines, partially offset by higher commercial lines expenses as a percentage of earned premiums. Although the Company has substantially completed its extensive re-underwriting of its commercial lines business, the Company anticipates that commercial lines expenses as a percentage of earned premiums in the Multi Lines Insurance segment will be higher in 2004 due to the lower expected volume due to the re-underwriting. Catastrophe losses in the Multi Lines Insurance segment were $1.3 million for the three months ended March 31, 2004, an increase of $0.5 million compared to the same period in 2003.

Net Income in the Multi Lines Insurance segment increased by $5.1 million after-tax due to the higher operating profit. The Multi Lines Insurance segment’s effective income tax rate increased from 10.5% for the three months ended March 31, 2003, to 23.7% for the three months ended March 31, 2004, due primarily to higher pre-tax operating profit which results in lower levels of tax-exempt investment income as a percentage of pre-tax operating profit.

Specialty Lines Insurance

	Three Months Ended
(Dollars in Millions)	March 31, 2004	March 31, 2003
Earned Premiums:
Personal Automobile	$97.1	$106.7
Commercial Automobile	24.6	17.0
Other	0.2	0.3

Total Earned Premiums	$121.9	$124.0

Underwriting Profit (Loss):
Personal Automobile	$5.6	$(0.5)
Commercial Automobile	1.3	1.4
Other	(0.2)	0.1

Total Underwriting Profit	6.7	1.0
Net Investment Income	4.1	3.9

Operating Profit	10.8	4.9
Income Tax Expense	3.0	1.1

Net Income	$7.8	$3.8

Ratio Based on Earned Premiums
Incurred Loss Ratio (excluding Catastrophes)	73.3%	76.9%
Incurred Catastrophe Loss Ratio	0.0%	0.0%

Total Incurred Loss Ratio	73.3%	76.9%
Incurred Expense Ratio	21.2%	22.3%

Combined Ratio	94.5%	99.2%

Specialty Lines Insurance (continued)

Earned Premiums in the Specialty Lines Insurance segment decreased by $2.1 million for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to lower premium volume in personal automobile, partially offset by higher premium volume in commercial automobile and higher premium rates in both personal automobile and commercial automobile. The lower premium volume of personal automobile was due primarily to management’s decision to eliminate certain programs in California and Texas. The higher premium volume of commercial automobile is primarily due to increases in heavier weight class vehicles and higher policy limits in Texas and California. The Company anticipates increasing premium rates in 2004, but to a lesser extent than the increases in 2003.

Operating Profit in the Specialty Lines Insurance segment increased by $5.9 million before-tax for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to lower losses and expenses as a percentage of earned premiums on personal automobile insurance. Losses decreased as a percentage of earned premiums in the Specialty Lines Insurance segment due primarily to improved premium rate adequacy and favorable loss reserve development. Expenses decreased as a percentage of earned premiums in the Specialty Lines Insurance segment due primarily to improved premium rate adequacy.

Net Income increased $4.0 million after-tax for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to the higher operating profit.

Kemper Auto and Home

	Three Months Ended
(Dollars in Millions)	March 31, 2004	March 31, 2003
Premiums Written	$158.3	$157.1
(Increase) Decrease in Unearned Premiums	6.5	(39.1)

Earned Premiums	164.8	118.0
Net Investment Income	5.6	2.7
Other Income	1.2	8.4

Total Revenues	171.6	129.1

Incurred Losses	120.4	98.2
Insurance Expenses	47.6	45.0

Operating Profit (Loss)	3.6	(14.1)
Income Tax Benefit (Expense)	(0.3)	5.3

Net Income (Loss)	$3.3	$(8.8)

Ratio Based on Earned Premiums:
Incurred Loss Ratio (excluding Catastrophes)	71.1%	79.9%
Incurred Catastrophe Loss Ratio	2.0%	3.3%

Total Incurred Loss Ratio	73.1%	83.2%

In June 2002, the Company acquired the personal lines property and casualty insurance business of KIC. Pursuant to the agreements among the parties, KIC retained all liabilities for policies issued by Kemper Auto and Home (“KAH”) prior to the closing, while Trinity Universal Insurance Company (“Trinity”), a subsidiary of Unitrin, is entitled to premiums written for substantially all policies issued or renewed by the Kemper Auto and Home segment after the closing and is liable for losses and expenses incurred thereon.

Kemper Auto and Home (continued)

Premiums Written, which reflect the total amount of premiums to be received over a policy’s term, in the Kemper Auto and Home segment increased by $1.2 million for the three months ended March 31, 2004, compared to the same period in 2003. Earned Premiums, which relate to the lapsed portion of each policy’s term, in the Kemper Auto and Home segment increased by $46.8 million for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to the completion of a full annual cycle of writing and issuing policies following the acquisition. The Kemper Auto and Home segment is administering on behalf of KIC all policies issued prior to the closing and certain policies issued or renewed after the closing, but excluded from the acquisition. Other Income decreased by $7.2 million for the three months ended March 31, 2004, compared to the same period in 2003, due to lower volume of administered policies and related claims. Net Investment Income increased by $2.9 million for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to higher levels of investments.

The Kemper Auto and Home segment recorded Operating Profit of $3.6 million before-tax for the three months ended March 31, 2004, compared to an Operating Loss of $14.1 million before-tax for the same period in 2003. Operating results improved in the Kemper Auto and Home segment due primarily to lower incurred losses as a percentage of earned premiums and lower insurance expenses as a percentage of earned premiums. Incurred losses as a percentage of earned premiums in the Kemper Auto and Home segment decreased due primarily to improved premium rate adequacy and favorable loss reserve development. Catastrophe losses in the Kemper Auto and Home segment for the three months ended March 31, 2004 were $3.2 million, compared to catastrophe losses of $3.9 million for the same period in 2003. Insurance Expenses as a percentage of earned premiums in the Kemper Auto and Home segment decreased due primarily to higher levels of earned premiums, lower volume of policies administered on behalf of KIC and lower transition expenses. The Kemper Auto and Home segment recorded Net Income of $3.3 million after-tax for the three months ended March 31, 2004, compared to a Net Loss of $8.8 million after-tax for the same period in 2003. Net Income in the Kemper Auto and Home segment increased due primarily to the increase in pre-tax operating results. The effective income tax rate in the Kemper Auto and Home segment was 8.9% for the three months ended March 31, 2004. The effective income tax rate in the Kemper Auto and Home segment differs from the federal statutory rate due primarily to net investment income from tax-exempt investments.

At the acquisition date, Unitrin’s property and casualty insurance subsidiaries were not licensed in all the states where the KAH business is written nor were certain computer and data processing modifications completed to allow for the migration of the KAH business to the Company’s property and casualty insurance subsidiaries. Accordingly, to facilitate the transition of such business to Unitrin’s property and casualty insurance subsidiaries, KIC and Trinity entered into a quota share reinsurance agreement whereby Trinity reinsured, on a 100% indemnity basis, substantially all of the KAH business written or renewed by KIC after the acquisition date. KIC’s financial condition deteriorated rapidly after the acquisition, and accordingly, Unitrin accelerated its plans to transition the business directly to its property and casualty insurance subsidiaries. As of March 31, 2004, Unitrin’s property and casualty insurance subsidiaries have obtained all necessary licenses, have completed all computer and data processing modifications and approximately 75% of the in-force KIC personal lines policies had been renewed directly by Unitrin’s property and casualty insurance subsidiaries and renewal notices for an additional 10% had been sent to policyholders. Unitrin expects that approximately 92% of the in-force KIC personal lines policies at the end of the second quarter of 2004 will have been renewed directly by Unitrin’s property and casualty insurance subsidiaries and renewal notices will have been sent to an additional 5% of policyholders.

Unitrin Direct

Unitrin Direct, the Company’s direct marketing automobile insurance unit, markets personal automobile insurance directly to customers primarily through direct mail and the Internet using web insurance portals, click-thrus and its own website, “unitrindirect.com”. Unitrin Direct began actively marketing personal automobile insurance in 2001 and continues to build economies of scale as shown by its growth in written premium in the table below:

	Three Months Ended
(Dollars in Millions)	March 31, 2004	March 31, 2003
Premiums Written
New Business	$22.3	$18.5
Renewal Business	26.6	18.7

Total Premiums Written	$48.9	$37.2

Premiums Written, which reflect the total amount of premiums to be received over the policy term, in the Unitrin Direct segment increased by $11.7 million for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to higher volume of insurance.

Premiums are recognized as revenues in the Company’s financial statements not when written, but rather as earned over the life of the policy. Earned Premiums relates to the elapsed portion of each policy’s term. The difference between Premiums Written and Earned Premiums relating to the remaining portion of each policy’s term is recorded as a deferred revenue liability referred to as Unearned Premiums in the Company’s Condensed Consolidated Balance Sheet. Results of the Unitrin Direct segment recognized in the Company’s financial statements for the three months ended March 31, 2004 and 2003 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2004	March 31, 2003
Premiums Written	$48.9	$37.2
Increase in Unearned Premiums	(6.7)	(3.6)

Earned Premiums	42.2	33.6
Net Investment Income	1.4	0.4

Total Revenues	43.6	34.0

Incurred Losses	33.8	29.5
Insurance Expenses	13.1	12.4

Operating Loss	(3.3)	(7.9)
Income Tax Benefit	1.5	2.8

Net Loss	$(1.8)	$(5.1)

Earned Premiums in the Unitrin Direct segment increased by $8.6 million for the three months ended March 31, 2004, compared to the same period in 2003, due to higher volume of insurance and higher premium rates. Net Investment Income in the Unitrin Direct segment increased by $1.0 million for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to higher levels of investments.

Unitrin Direct (continued)

For the three months ended March 31, 2004, the Unitrin Direct segment recorded an Operating Loss of $3.3 million before-tax, compared to an Operating Loss of $7.9 million before-tax for the same period in 2003. The Unitrin Direct segment’s Operating Loss decreased due primarily to lower incurred losses as a percentage of earned premiums reflecting increased premium rate adequacy and lower insurance expenses as a percentage of earned premiums reflecting the Unitrin Direct segment’s progress toward achieving economies of scale. The Company anticipates that the Unitrin Direct segment will reach profitability on a discrete quarter basis in the second half of 2004, but that it will likely not reach profitability for a full year until 2005. For the three months ended March 31, 2004, the Unitrin Direct segment recorded a Net Loss of $1.8 million after-tax, compared to a Net Loss of $5.1 million after-tax for the same period in 2003. The Unitrin Direct segment’s Net Loss decreased due primarily to the decrease in the Unitrin Direct segment’s pre-tax Operating Loss.

For the three months ended March 31, 2004 and 2003, the Unitrin Direct segment did not record any losses from catastrophes.

Life and Health Insurance

	Three Months Ended
(Dollars in Millions)	March 31, 2004	March 31, 2003
Earned Premiums:
Life	$100.7	$101.2
Accident and Health	40.3	38.6
Property	25.7	24.1

Total Earned Premiums	166.7	163.9
Net Investment Income	34.6	33.3
Other Income	0.9	1.1

Total Revenues	$202.2	$198.3

Operating Profit	$16.7	$12.0
Income Tax Expense	5.6	3.9

Net Income	$11.1	$8.1

Earned Premiums in the Life and Health Insurance segment increased by $2.8 million for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to higher accident and health insurance premium rates and higher volume of property insurance sold by the Life and Health Insurance segment’s career agents, partially offset by lower volume of accident and health insurance. Net Investment Income in the Life and Health Insurance segment increased by $1.3 million for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to higher levels of investments, partially offset by lower yields on investments.

Operating Profit in the Life and Health Insurance segment increased by $4.7 million before-tax for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to improved results on property insurance sold by the Life and Health Insurance segment’s career agents, a change in the Company’s estimate of the cost to resolve certain legal matters, improved results from accident and health insurance products and the higher net investment income, partially offset by higher life insurance benefits. Life insurance benefits increased primarily due to a change in estimate of reserves resulting from the conversion of certain business to a new computer system and also due to higher mortality. Net Income in the Life and Health Insurance segment increased by $3.0 million after-tax for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to the higher operating profit.

Consumer Finance

	Three Months Ended
(Dollars in Millions)	March 31, 2004	March 31, 2003
Interest, Loan Fees and Earned Discount	$47.0	$43.7
Net Investment Income	1.1	1.6
Other	1.5	1.3

Total Revenues	49.6	46.6

Provision for Loan Losses	13.1	11.0
Interest Expense on Investment Certificates and Savings Accounts	8.1	8.6
General and Administrative Expenses	18.4	15.7

Operating Profit	10.0	11.3
Income Tax Expense	4.3	4.8

Net Income	$5.7	$6.5

Consumer Finance Loan Originations	$154.2	$154.0

	March 31, 2004	Dec. 31, 2003
Percentage of Consumer Finance Receivables Greater than Sixty Days Past Due	2.8%	3.4%
Ratio of Reserve for Loan Losses to Gross Consumer Finance Receivables	5.6%	5.4%
Weighted-Average Interest Yield on Investment Certificates and Savings Accounts	3.4%	3.5%

Interest, Loan Fees and Earned Discount in the Consumer Finance segment increased by $3.3 million for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to a higher level of loans outstanding. Net Investment Income in the Consumer Finance segment decreased by $0.5 million for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to lower yields on investments.

Operating Profit in the Consumer Finance segment decreased by $1.3 million for the three months ended March 31, 2004, compared to the same period in 2003. Provision for Loan Losses increased by $2.1 million for the three months ended March 31, 2004, compared to the same period in 2003, due to a higher estimated rate of ultimate loan losses. Interest Expense on Investment Certificates and Savings Accounts decreased by $0.5 million for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to lower interest rates on Investment Certificates and Savings Accounts, partially offset by higher levels of deposits. General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discount, increased from 35.9% for the three months ended March 31, 2003, to 39.1% for the three months ended March 31, 2004, due primarily to an increase in the size of the collection department and higher collection incentive pay. The Company’s increased collection effort contributed to the decrease in the percentage of receivables greater than 60 days past due from 3.4% at December 31, 2003 to 2.8% at March 31, 2004. Net Income in the Consumer Finance segment decreased by $0.8 million after-tax for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to the lower operating profit.

Equity in Net Income (Loss) of Investee

Equity in Net Income (Loss) of Investee was a loss of $0.1 million and income of $0.4 million for the three months ended March 31, 2004 and 2003, respectively. Unitrin accounts for its investment in its investee, UNOVA, Inc. (“UNOVA”), under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information, which generally results in a three month delay in inclusion of UNOVA’s results in Unitrin’s consolidated financial statements. Prior to the periods presented in the Condensed Consolidated Financial Statements, Unitrin determined that a decline in the fair value of its investment in UNOVA was other than temporary under applicable accounting standards. Accordingly, Unitrin reduced the carrying value of its investment in UNOVA to its then current estimated realizable value and allocated the reduction to Unitrin’s proportionate share of UNOVA’s non-current assets. Accordingly, Unitrin’s reported equity in the net income of UNOVA differs from Unitrin’s proportionate share of UNOVA’s reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets. The fair value of Unitrin’s investment in UNOVA subsequently recovered such that the fair value exceeded the carrying value of Unitrin’s investment in UNOVA by $207.6 million and $225.8 million at March 31, 2004 and December 31, 2003, respectively. In accordance with applicable accounting standards, such excess is not included in the Condensed Consolidated Financial Statements.

Corporate Investments

The Company considers the management of certain investments, including Northrop common and preferred stock, Baker Hughes, Inc. (“Baker Hughes”) common stock, and UNOVA common stock to be a corporate responsibility. Accordingly, the Company does not allocate dividend income from these investments to its operating segments. Dividend income from these investments for the three months ended March 31, 2004 and 2003 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2004	March 31, 2003
Northrop Preferred Stock	$3.1	$—
Northrop Common Stock	2.5	3.1
Baker Hughes Common Stock	0.3	0.3

Total Unallocated Dividend Income	$5.9	$3.4

Dividends on Northrop Preferred Stock increased for the three months ended March 31, 2004, compared to the same period in 2003, due to the timing of the ex-dividend date.

The changes in fair values of Corporate Investments for the three months ended March 31, 2004 are summarized below:

(Dollars in Millions)	Fair Value Dec. 31, 2003	Holding Gain (Loss) Arising During Period	Dispositions	Fair Value March 31, 2004
Northrop Preferred Stock	$220.9	$8.5	$—	$229.4
Northrop Common Stock	633.9	19.4	(62.0)	591.3
Baker Hughes Common Stock	82.2	11.2	(9.3)	84.1
UNOVA Common Stock	290.5	(17.0)	—	273.5

Total Fair Value of Corporate Investments	$1,227.5	$22.1	$(71.3)	$1,178.3

Net Realized Investment Gains (Losses)

Net Realized Investment Gains (Losses) for the three months ended March 31, 2004 and 2003 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2004	March 31, 2003
Fixed Maturities:
Gains on Dispositions	$0.7	$3.4
Losses on Dispositions	(0.1)	—
Losses from Write-downs	—	(1.3)
Northrop Common Stock:
Gains on Dispositions	8.3	—
Other Equity Securities:
Gains on Dispositions	10.0	17.9
Losses on Dispositions	(0.4)	(2.3)
Losses from Write-downs	(0.7)	(11.8)
Other Investments:
Gains on Dispositions	0.9	—
Losses on Dispositions	(0.2)	—

Net Realized Investment Gains	$18.5	$5.9

Net Realized Investment Gains was $18.5 million for the three months ended March 31, 2004, compared to $5.9 million for the same period in 2003. Net Realized Investment Gains for the three months ended March 31, 2004 includes pre-tax gains of $8.3 million from sales of a portion of the Company’s investment in Northrop common stock, pre-tax gains of $4.1 million from sales of a portion of the Company’s investment in Baker Hughes common stock and pre-tax gains of $3.2 million resulting from sales of a portion of the Company’s investment in Hartford Financial Services Group, Inc. (“Hartford”) common stock. The fair value of the Company’s remaining investments in Northrop common stock, Baker Hughes common stock and Hartford common stock was $591.3 million, $84.1 million and $19.7 million, respectively, at March 31, 2004. During the period from April 1, 2004 to April 29, 2004, the Unitrin parent company sold Northrop common stock generating gross proceeds of $42.9 million. The Company cannot anticipate when or if similar investment gains may occur in the future.

Net Realized Investment Gains for the three months ended March 31, 2003 includes pre-tax gains of $11.9 million from sales of a portion of the Company’s investment in ITT Industries, Inc. common stock and pre-tax gains of $4.4 million resulting from sales of a portion of the Company’s investment in Baker Hughes common stock. The Company cannot anticipate when or if similar investment gains may occur in the future.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include: 1) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value; 2) the duration and extent to which the fair value has been less than cost; and 3) the financial condition and prospects of the issuer. Net Realized Investment Gains for the three months ended March 31, 2004 and 2003 includes pre-tax losses of $0.7 million and $13.1 million, respectively, resulting from other than temporary declines in the fair value of investments. The Company cannot anticipate when or if similar other than temporary declines in the fair value of investments may occur in the future.

Other Items

Interest and Other Expenses increased by $5.1 million for the three months ended March 31, 2004, compared to the same period in 2003, due primarily to higher levels of debt outstanding and higher corporate expenses.

Liquidity and Capital Resources

At March 31, 2004, the Company had approximately 3.5 million shares remaining under the existing common stock repurchase authorization. The Company does not anticipate repurchasing significant amounts of its common stock during 2004.

The Company has a $360 million unsecured revolving credit agreement, expiring on August 30, 2005, with a group of banks. Proceeds from advances under the agreement may be used for general corporate purposes. There were no borrowings outstanding under the revolving credit agreement at March 31, 2004 and December 31, 2003.

On July 1, 2002, the Company issued its 5.75% senior notes due July 1, 2007 with an aggregate principal amount of $300 million (the “5.75% Senior Notes”). The 5.75% Senior Notes are unsecured and may be redeemed in whole at anytime or in part from time to time at the Company’s option at specified redemption prices. Interest expense from the 5.75% Senior Notes was $4.5 million for the three months ended March 31, 2004. Interest expense from the 5.75% Senior Notes was $4.5 million for the three months ended March 31, 2003.

On October 30, 2003, the Company issued its 4.875% senior notes due November 1, 2010 with an aggregate principal amount of $200 million (the “4.875% Senior Notes”). The 4.875% Senior Notes are unsecured and may be redeemed in whole at anytime or in part from time to time at the Company’s option at specified redemption prices. Interest expense from the 4.875% Senior Notes was $2.5 million for the three months ended March 31, 2004.

During the first three months of 2004, one of Unitrin’s subsidiaries (Fireside Securities Corporation) paid $4.0 million in dividends to Unitrin. During 2003, Unitrin made capital contributions totaling $192.8 million to its property and casualty insurance subsidiaries. The Company believes that its property and casualty insurance subsidiaries are sufficiently capitalized at March 31, 2004 to fund future premium growth and to pay dividends to Unitrin out of future operating earnings.

The Company has no other significant commitments for capital expenditures. The Company’s subsidiaries maintain levels of cash and liquid assets sufficient to meet ongoing obligations to policyholders and claimants, as well as ordinary operating expenses. The Company’s reserves are set at levels expected to meet contractual liabilities. The Company maintains adequate levels of liquidity and surplus capacity to manage the risks inherent with any differences between the duration of its liabilities and invested assets. As further discussed in Note 7 to the Condensed Consolidated Financial Statements, some of Unitrin’s subsidiaries hold collateral totaling $132.3 million, at March 31, 2004, from unrelated parties pursuant to securities lending agreements whereby unrelated parties borrow securities from the subsidiaries’ accounts. The subsidiaries are required to return such collateral upon return of the loaned security. Accordingly, the amount of such collateral would not be available to meet ongoing obligations to policyholders and claimants, as well as ordinary operating expenses. Unitrin and its subsidiaries have not formed special purpose entities or similar structured financing vehicles to access capital and/or manage risk.

The Company’s management believes that it has sufficient resources to maintain the payment of dividends to its shareholders at the present level. Sources for future shareholder dividend payments and the payment of interest on Unitrin’s senior notes include the receipt of dividends from Unitrin’s operating subsidiaries, the receipt of dividends from its investments in Northrop, borrowings under the revolving credit agreement, and monetization of a portion of the Unitrin parent company’s Northrop holdings. At March 31, 2004, the Unitrin parent company directly held investments in Northrop common and preferred stock with a market value totaling $349.0 million. During the period from April 1, 2004 to April 29, 2004, the Unitrin parent company sold Northrop common stock generating gross proceeds of $42.9 million. The Company may continue to sell down its Northrop holdings depending on future market prices and other capital needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to the rules and regulations of the SEC, the Company is required to provide the following disclosures about Market Risk.

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

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at March 31, 2004 and December 31, 2003, respectively, for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Consumer Finance Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at March 31, 2004 and December 31, 2003, respectively. All other variables were held constant. For Investment Certificates and Savings Accounts and Senior Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at March 31, 2004 and December 31, 2003, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at March 31, 2004 and December 31, 2003, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.37 and 0.33 at March 31, 2004 and December 31, 2003, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended March 31, 2004 and December 31, 2003, respectively, and weighted on the fair value of such securities at March 31, 2004 and December 31, 2003, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

Quantitative Information About Market Risk (continued)

The estimated adverse effects on the market value of the Company’s financial instruments using these assumptions were:

(Dollars in Millions)	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
March 31, 2004
Assets
Investments in Fixed Maturities	$3,791.5	$(264.7)	$—	$(264.7)
Investments in Equity Securities	1,258.8	(6.4)	(43.2)	(49.6)
Consumer Finance Receivables	917.4	(12.1)	—	(12.1)

Liabilities
Investment Certificates and Savings Accounts	$919.4	$17.9	$—	$17.9
Senior Notes Payable	532.5	21.9	—	21.9

December 31, 2003
Assets
Investments in Fixed Maturities	$3,634.7	$(254.7)	$—	$(254.7)
Investments in Equity Securities	1,287.6	(5.9)	(39.6)	(45.5)
Consumer Finance Receivables	906.7	(12.0)	—	(12.0)

Liabilities
Investment Certificates and Savings Accounts	$918.9	$18.1	$—	$18.1
Senior Notes Payable	519.4	22.3	—	22.3

The market risk sensitivity analysis assumes that the composition of the Company’s interest rate sensitive assets and liabilities, including but not limited to credit quality, and equity price sensitive assets existing at the beginning of the period remains constant over the period being measured. It also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the time to maturity. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Also, any future correlation, either in the near term or the long term, between the Company’s common stock equity securities portfolio and the S&P 500 may differ from the historical correlation as represented by the weighted-average historical beta of the common stock equity securities portfolio. Accordingly, the market risk sensitivity analysis may not be indicative of, is not intended to provide, and does not provide, a precise forecast of the effect of changes of market rates on the Company’s income or shareholders’ equity. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates or equity prices.

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

At March 31, 2004 and December 31, 2003, $820.7 million and $854.8 million of the Company’s Investments in Equity Securities, which exclude the Company’s Investment in Investee, was concentrated in the common and preferred stock of Northrop. Northrop stated in its 2003 Annual Report on Form 10-K that it “provides technologically advanced innovative products, services, and solutions in defense and commercial electronics, nuclear and non-nuclear shipbuilding, information technology, mission systems, systems integration, and space technology.” Additionally, Northrop stated that it “is subject to the usual vagaries of the market-place, it is also affected by the unique characteristics of the defense industry and by certain elements peculiar to its own business mix.” At March 31, 2004 and December 31, 2003, respectively, the Company’s Investments in Equity Securities included $84.1 million and $82.2 million of Baker Hughes common stock. Baker Hughes stated in its 2003 Annual Report on Form 10-K that it “is engaged in the oil field services industry,” and in addition, it “is a major supplier of wellbore-related products and technology services and systems to the oil and natural gas industry.” Accordingly, the Company’s Investments in Equity Securities is sensitive to the nature of Northrop and Baker Hughes’ industry segments.

Caution Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk and the accompanying Condensed Consolidated Financial Statements (including the notes thereto) may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “believe(s),” “goal(s),” “target(s),” “estimate(s),” “anticipate(s),” “forecast(s),” “project(s),” “plan(s),” “intend(s),” “expect(s),” “might,” “may” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•	Changes in general economic conditions, including performance of financial markets, interest rates, and unemployment rates;

•	Heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

•	The number and severity of insurance claims (including those associated with catastrophe losses);

•	Changes in the financial condition of reinsurers and amounts recoverable therefrom;

•	Changes in industry trends;

•	Regulatory approval of insurance rates, policy forms, license applications and similar matters;

Caution Regarding Forward-Looking Statements (continued)

•	Governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations) and adverse judgments in litigation to which the Company or its subsidiaries are parties;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services;

•	Changes in ratings by credit rating agencies and/or A. M. Best Co., Inc.;

•	Realization of economies of scale;

•	The successful migration of the Kemper Auto and Home business;

•	Absolute and relative performance of the Company’s products or services; and

•	Other risks and uncertainties described from time to time in the Company’s filings with the SEC.

No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. The Company assumes no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report on Form 10-Q. The reader is advised, however, to consult any further disclosures the Company makes on related subjects in reports to the SEC.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

(b) Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 14 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

2.1	Asset Purchase Agreement, dated as of April 19, 2002, by and among Trinity Universal Insurance Company, Unitrin Services Company and Lumbermens Mutual Casualty Company and certain of its subsidiaries and affiliates (Incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

3.2	Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

4.1	Rights Agreement, dated as of August 3, 1994, as amended October 12, 2000, between Unitrin, Inc. and Wachovia Bank, N.A. as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Unitrin, Inc.; as Exhibit B thereto, the Form of Rights Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series A Preferred Stock (Incorporated herein by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

4.2	Senior Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and BNY Midwest Trust Company as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 1, 2002.)

4.3	Form of Subordinated Indenture (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 5.75% Senior Notes due July 1, 2007 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2002.)

4.5	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 30, 2003.)

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.2	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.3	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.) (On February 4, 2004, the Board of Directors approved a ten-year extension of the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, subject to shareholder approval at the Company’s 2004 Annual Meeting of Shareholders.)

10.4	Unitrin, Inc. 2002 Stock Option Plan (Incorporated herein by reference to Exhibit A of the Company’s Proxy Statement, dated March 25, 2002, in connection with the Company’s 2002 Annual Meeting of Shareholders.)

10.5	Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994), as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.6	Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001), with the following executive officers:

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

10.7	Unitrin, Inc. Severance Plan (Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.8	1998 Unitrin, Inc. Bonus Plan for Senior Executives (Incorporated herein by reference to Exhibit A to the Company’s Proxy Statement, dated April 9, 1998, in connection with the Company’s 1998 Annual Meeting of Shareholders.)

10.9	Unitrin, Inc. Incentive Bonus Plan, dated February 3, 2004 (Incorporated by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2004, in connection with the Company’s 2004 Annual Meeting of Shareholders.) The Unitrin, Inc. Incentive Bonus Plan is subject to shareholder approval at the Company’s 2004 Annual Meeting of Shareholders.

10.10	Unitrin, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.11	Credit Agreement, dated August 30, 2002, among Unitrin, Inc., the Lenders party thereto, Bank One, N.A., as administrative agent and Wachovia Bank, N.A., as syndication agent (Incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed September 4, 2002.)

10.12	Registration Rights Agreement, dated as of January 23, 2001, by and among, Northrop Grumman Corporation, NNG, Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation, and Unitrin, Inc. (Incorporated by reference to Exhibit 2.1 to Unitrin’s Schedule 13D with respect to Northrop Grumman Corporation dated April 13, 2001.)

10.13	Second Amended and Restated Distribution Agreement, dated as of August 17, 2001, between Unitrin, Inc. and Curtiss-Wright Corporation (Incorporated by reference to Exhibit 99.1 to the Company’s Amendment No. 6 to its Schedule 13D with respect to Curtiss-Wright Corporation dated August 17, 2001.)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.

(b) Reports on Form 8-K.

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unitrin, Inc.

Date: April 29, 2004	/s/ Richard C. Vie
Richard C. Vie
Chairman of the Board and
Chief Executive Officer

Date: April 29, 2004	/s/ Eric J. Draut
Eric J. Draut
Executive Vice President and
Chief Financial Officer

Date: April 29, 2004	/s/ Richard Roeske
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)