Form 10-Q
period 2004-06-30
UNITRIN INC
filed 2004-07-30
CIK 860748

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2004

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

68,431,760 shares of common stock, $0.10 par value, were outstanding as of July 28, 2004.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Revenues:
Earned Premiums	$1,231.8	$1,198.8	$617.6	$617.7
Consumer Finance Revenues	99.5	95.0	49.9	48.4
Net Investment Income	123.2	108.9	63.0	57.2
Other Income	5.4	17.0	2.6	6.7
Net Realized Investment Gains	42.5	16.7	24.0	10.8

Total Revenues	1,502.4	1,436.4	757.1	740.8

Expenses:
Insurance Claims and Policyholders’ Benefits	836.8	871.2	413.3	447.6
Insurance Expenses	405.2	422.6	204.9	211.9
Consumer Finance Expenses	79.1	72.5	39.5	37.2
Interest and Other Expenses	29.1	21.0	14.3	11.3

Total Expenses	1,350.2	1,387.3	672.0	708.0

Income before Income Taxes and Equity in Net Income (Loss) of Investee	152.2	49.1	85.1	32.8
Income Tax Expense	43.4	11.6	24.4	8.3

Income before Equity in Net Income (Loss) of Investee	108.8	37.5	60.7	24.5
Equity in Net Income (Loss) of Investee	1.6	(1.4)	1.7	(1.8)

Net Income	$110.4	$36.1	$62.4	$22.7

Net Income Per Share	$1.62	$0.53	$0.91	$0.34

Net Income Per Share Assuming Dilution	$1.61	$0.53	$0.91	$0.33

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2004 - $3,747.7; 2003 - $3,531.6)	$3,761.0	$3,634.7
Northrop Grumman Corporation Preferred Stock at Fair Value (Cost: 2004 - $177.5; 2003 - $177.5)	233.4	220.9
Northrop Grumman Corporation Common Stock at Fair Value (Cost: 2004 - $383.9; 2003 - $572.2)	477.8	633.9
Other Equity Securities at Fair Value (Cost: 2004 - $354.4; 2003 - $342.7)	452.9	432.8
Investee (UNOVA, Inc.) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2004 - $256.3; 2003 - $290.5)	68.1	64.7
Short-term Investments at Cost which Approximates Fair Value	730.3	495.5
Other	327.5	300.4

Total Investments	6,051.0	5,782.9

Cash	58.0	65.7
Consumer Finance Receivables at Cost (Fair Value: 2004 - $938.1; 2003 - $906.7)	932.2	904.8
Other Receivables	831.8	899.4
Deferred Policy Acquisition Costs	413.9	400.2
Goodwill	344.7	344.7
Other Assets	131.5	139.1

Total Assets	$8,763.1	$8,536.8

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$2,305.5	$2,265.1
Property and Casualty	1,461.8	1,426.3

Total Insurance Reserves	3,767.3	3,691.4

Investment Certificates and Savings Accounts at Cost (Fair Value: 2004 - $909.0; 2003 - $918.9)	907.4	915.2
Unearned Premiums	810.8	794.7
Accrued and Deferred Income Taxes	290.0	382.0
Notes Payable at Amortized Cost (Fair Value: 2004 - $521.3; 2003 - $519.4)	502.4	495.7
Accrued Expenses and Other Liabilities	610.2	438.9

Total Liabilities	6,888.1	6,717.9

Shareholders’ Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 68,411,061 Shares Issued and Outstanding at June 30, 2004 and 67,778,023 Shares Issued and Outstanding at December 31, 2003	6.8	6.8
Paid-in Capital	587.0	537.8
Retained Earnings	1,108.9	1,079.8
Accumulated Other Comprehensive Income	172.3	194.5

Total Shareholders’ Equity	1,875.0	1,818.9

Total Liabilities and Shareholders’ Equity	$8,763.1	$8,536.8

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Operating Activities:
Net Income	$110.4	$36.1
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(11.0)	(15.0)
Equity in Net (Income) Loss of Investee before Taxes	(2.4)	2.2
Amortization of Investments	6.3	5.6
Decrease in Other Receivables	67.7	38.4
Increase in Insurance Reserves and Unearned Premiums	89.7	182.9
Decrease in Accrued and Deferred Income Taxes	(76.4)	(15.0)
Increase in Accrued Expenses and Other Liabilities	0.9	128.8
Net Realized Investment Gains	(42.5)	(16.7)
Provision for Loan Losses	24.9	23.3
Other, Net	25.1	23.9

Net Cash Provided by Operating Activities	192.7	394.5

Investing Activities:
Sales and Maturities of Fixed Maturities	418.7	915.8
Purchases of Fixed Maturities	(638.3)	(1,373.3)
Sales of Northrop Grumman Corporation Common Stock	219.9	—
Sales of Other Equity Securities	32.0	58.4
Purchases of Equity Securities	(34.2)	(18.5)
Change in Short-term Investments	(235.1)	59.4
Acquisition and Improvements of Investment Real Estate	(24.6)	(19.5)
Sale of Investment Real Estate	4.2	—
Change in Other Investments	2.4	(3.9)
Change in Consumer Finance Receivables	(53.1)	(88.6)
Other, Net	(14.5)	(7.2)

Net Cash Used by Investing Activities	(322.6)	(477.4)

Financing Activities:
Change in Investment Certificates and Savings Accounts	(7.8)	68.0
Change in Universal Life and Annuity Contracts	2.3	2.5
Change in Liability for Funds Held for Securities on Loan	166.1	34.5
Notes Payable Proceeds	—	120.0
Notes Payable Payments	—	(80.0)
Cash Dividends Paid	(56.6)	(56.1)
Common Stock Repurchases	—	(1.4)
Cash Exercise of Stock Options	18.2	—

Net Cash Provided by Financing Activities	122.2	87.5

Increase (Decrease) in Cash	(7.7)	4.6
Cash, Beginning of Year	65.7	16.9

Cash, End of Period	$58.0	$21.5

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Unitrin, Inc. (“Unitrin” or the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America, is not required by the rules and regulations of the SEC and have been condensed or omitted. In the opinion of the Company’s management, the unaudited Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2003 (the “2003 Annual Report”).

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

The effects on Net Income, Net Income Per Share and Net Income Per Share Assuming Dilution if the fair value based method had been applied to all awards since the effective date of SFAS No. 123 for the periods presented below were:

	Six Months Ended		Three Months Ended
(Dollars in Millions, Except Per Share Amounts)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Income, As Reported	$110.4	$36.1	$62.4	$22.7
Add: Stock-Based Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	2.9	0.9	1.6	0.6
Deduct: Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	(3.4)	(2.2)	(1.9)	(1.3)

Pro Forma Net Income	$109.9	$34.8	$62.1	$22.0

Net Income Per Share:
As Reported	$1.62	$0.53	$0.91	$0.34

Pro Forma	$1.61	$0.51	$0.91	$0.33

Net Income Per Share Assuming Dilution:
As Reported	$1.61	$0.53	$0.91	$0.33

Pro Forma	$1.60	$0.51	$0.90	$0.33

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Acquisition of Businesses

In June 2002, the Company acquired the personal lines property and casualty insurance business of the Kemper Insurance Companies (“KIC”). KIC retained all liabilities for policies issued by Kemper Auto and Home (“KAH”) prior to the closing, while Trinity Universal Insurance Company (“Trinity”), a subsidiary of Unitrin, is entitled to premiums written for substantially all policies issued or renewed by the Kemper Auto and Home segment after the closing and is liable for losses and expenses incurred thereon. At the acquisition date, Unitrin’s property and casualty insurance subsidiaries were not licensed in all the states where the KAH business is written nor were certain computer and data processing modifications completed to allow for the migration of the KAH business to the Company’s property and casualty insurance subsidiaries. Accordingly, to facilitate the transition of such business to Unitrin’s property and casualty insurance subsidiaries, KIC and Trinity entered into a quota share reinsurance agreement whereby Trinity reinsured, on a 100% indemnity basis, substantially all of the KAH business written or renewed by KIC after the acquisition date. KIC’s financial condition deteriorated rapidly after the acquisition and, accordingly, Unitrin accelerated its plans to transition the business directly to its property and casualty insurance subsidiaries. Unitrin’s property and casualty insurance subsidiaries have obtained all necessary licenses and have completed all necessary computer and data processing modifications. As of June 30, 2004, the transition of the business directly to Unitrin’s property and casualty insurance companies was substantially complete.

Note 3 - Investment in Investee

Equity in Net Income (Loss) of Investee was income of $1.6 million and income of $1.7 million for the six and three months ended June 30, 2004, respectively, compared to a loss of $1.4 million and a loss of $1.8 million for the six and three months ended June 30, 2003, respectively. Unitrin accounts for its investment in its investee, UNOVA, Inc. (“UNOVA”), under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information, which generally results in a three month delay in the inclusion of UNOVA’s results in Unitrin’s consolidated financial statements. Prior to the periods presented in the Condensed Consolidated Financial Statements, Unitrin determined that a decline in the fair value of its investment in UNOVA was other than temporary under applicable accounting standards. Accordingly, Unitrin reduced the carrying value of its investment in UNOVA to its then current estimated realizable value and allocated the reduction to Unitrin’s proportionate share of UNOVA’s non-current assets. Accordingly, Unitrin’s reported equity in the net income of UNOVA differs from Unitrin’s proportionate share of UNOVA’s reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets. The fair value of Unitrin’s investment in UNOVA subsequently recovered such that the fair value exceeded the carrying value of Unitrin’s investment in UNOVA by $188.2 million and $225.8 million at June 30, 2004 and December 31, 2003, respectively. In accordance with applicable accounting standards, such excess is not included in the unaudited Condensed Consolidated Financial Statements.

Note 4 - Other Receivables

As previously disclosed in the 2003 Annual Report, under the agreement governing the 1999 acquisition of Valley Group, Inc. (“VGI”), the Company was entitled to recover 90% of unfavorable development on VGI’s pre-acquisition loss and loss adjustment expense reserves from the seller, White Mountains Insurance Group, Ltd. (“White Mountains”) (formerly Fund American Enterprise Holdings, Inc.). Recovery was subject to a maximum limit of $50 million. Such reserves have experienced unfavorable development, 90% of the amount of which exceeded the maximum recovery under the agreement. Accordingly, the recoverable had been recorded at the maximum limit.

The Company delivered a final reserve report to White Mountains on March 7, 2003. On April 4, 2003, White Mountains responded to the Company and indicated, among other things, that it believed that “the final reserve report does not constitute an appropriate calculation of the [unfavorable development] and that White Mountains would not pay Unitrin the amount indicated.” An exchange of information between the parties ensued. The Company believed it had accurately calculated the reserve amount in question and began pursuing resolution of the matter in accordance with the dispute resolution process provided in the agreement.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Other Receivables (continued)

On June 23, 2004, Unitrin and White Mountains entered into an agreement that settled this matter for substantially all of the amount that Unitrin had previously recorded as a recoverable. On June 25, 2004, White Mountains paid the negotiated settlement amount to Unitrin. The effect of the negotiated settlement was not material to the Company’s consolidated financial statements.

On December 31, 2002, Unitrin completed the acquisition of two insurance companies, General Security Insurance Company and General Security Property and Casualty Company (the “SCOR Companies”), from SCOR Reinsurance Company (“SCOR”). Other Receivables at June 30, 2004 and December 31, 2003 included reinsurance recoverables of $205.8 million and $234.4 million, respectively, from General Security National Insurance Company (“GSNIC”), a subsidiary of SCOR. Under the agreement governing the acquisition of the SCOR Companies, SCOR and/or GSNIC are responsible for all liabilities of the SCOR Companies incurred prior to the acquisition. Accordingly, in connection with the sale, GSNIC entered into a reinsurance agreement with the SCOR Companies whereby GSNIC reinsured all of the business written by the seller using the SCOR Companies. To the extent the SCOR Companies are not fully relieved of their legal obligations to policyholders under the reinsurance agreement, Unitrin reports an obligation to policyholders as a liability of the SCOR Companies, with an offsetting and corresponding reinsurance recoverable from GSNIC. The ceding of the SCOR Companies’ insurance liabilities does not discharge the primary liability of the SCOR Companies; therefore, the SCOR Companies remain contingently liable should GSNIC not be financially able to meet the obligations. Pursuant to the reinsurance agreement, should GSNIC become unauthorized in any jurisdiction where authorization or licensure by governmental authorities is required in order for the SCOR Companies to take full credit on their statutory financial statements for reinsurance ceded to GSNIC, or should GSNIC be notified that it is required to file a risk-based capital (“RBC”) plan as a result of its RBC falling below required levels, certain remedies are available. In either case, the reinsurance agreement requires GSNIC to collateralize its outstanding reinsured obligation. On April 1, 2004, A.M. Best Co., Inc., the principal insurance company rating agency, reaffirmed the “B++” rating of GSNIC, assigned the rating an outlook of “stable” and removed the “under review” status of the rating. The Company believes that its reinsurance recoverable from GSNIC continues to be fully collectable at June 30, 2004.

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

Note 6 - Notes Payable

Total Debt Outstanding at June 30, 2004 and December 31, 2003 was:

(Dollars in Millions)	June 30, 2004	December 31, 2003
Senior Notes at Amortized Cost:
5.75% Senior Notes due July 1, 2007	$298.0	$297.7
4.875% Senior Notes due November 1, 2010	198.1	198.0
Mortgage Note Payable at Amortized Cost	6.3	—

Total Debt Outstanding	$502.4	$495.7

The Company had no outstanding advances under its unsecured revolving credit agreement at June 30, 2004 and December 31, 2003. On June 23, 2004, the Company acquired certain investment real estate for $5.3 million in cash and the assumption of an existing mortgage note payable of $6.3 million.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Notes Payable (continued)

Interest Paid, including facility fees, for the six and three months ended June 30, 2004 and 2003 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Notes Payable under Revolving Credit Agreement	$0.2	$0.8	$—	$0.4
5.75% Senior Notes due July 1, 2007	8.6	8.6	—	—
4.875% Senior Notes due November 1, 2010	4.9	—	4.9	—
Mortgage Note Payable	—	—	—	—

Total Interest Paid	$13.7	$9.4	$4.9	$0.4

Interest Expense, including facility fees and accretion of discount, for the six and three months ended June 30, 2004 and 2003 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Notes Payable under Revolving Credit Agreement	$0.2	$0.9	$0.1	$0.5
5.75% Senior Notes due July 1, 2007	8.9	8.9	4.4	4.4
4.875% Senior Notes due November 1, 2010	5.0	—	2.5	—
Mortgage Note Payable	—	—	—	—

Total Interest Expense	$14.1	$9.8	$7.0	$4.9

Note 7 - Securities Lending

Some of the Company’s subsidiaries are parties to securities lending agreements whereby unrelated parties, primarily large brokerage firms, borrow securities from the subsidiaries’ accounts. Borrowers of these securities must deposit cash collateral with the subsidiaries equal to 102% of the fair value of the securities loaned. The subsidiaries continue to receive the interest on loaned securities as beneficial owners, and accordingly, the loaned securities are included in Fixed Maturities. The amount of collateral received is invested in short-term securities and is included in these financial statements as Short-term Investments with a corresponding Liability for Funds Held for Securities on Loan included in Accrued Expenses and Other Liabilities. The fair value of collateral held was $166.1 million at June 30, 2004. No securities were on loan at December 31, 2003.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution for the six and three months ended June 30, 2004 and 2003 were as follows:

	Six Months Ended		Three Months Ended
(Dollars and Shares in Millions, Except Per Share Amounts)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Income	$110.4	$36.1	$62.4	$22.7
Dilutive Effect on Net Income from Investee’s Equivalent Shares	(0.1)	—	(0.1)	—

Net Income Assuming Dilution	$110.3	$36.1	$62.3	$22.7

Weighted Average Common Shares Outstanding	68.1	67.6	68.3	67.5
Dilutive Effect of Unitrin Stock Option Plans	0.6	0.1	0.5	0.1

Weighted Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	68.7	67.7	68.8	67.6

Net Income Per Share	$1.62	$0.53	$0.91	$0.34

Net Income Per Share Assuming Dilution	$1.61	$0.53	$0.91	$0.33

Options outstanding at June 30, 2004 and 2003 to purchase 2.2 million shares and 6.2 million shares, respectively, of Unitrin common stock were excluded from the computation of Net Income Per Share Assuming Dilution for the six months ended June 30, 2004 and 2003, respectively, because the exercise price exceeded the average market price.

Note 9 - Other Comprehensive Income (Loss)

Other Comprehensive Income (Loss) for the six and three months ended June 30, 2004 and 2003 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Increase (Decrease) in Unrealized Gains, Net of Reclassification Adjustment for Gains Included in Net Income	$(36.7)	$(22.9)	$(117.2)	$86.4
Other	2.4	(0.3)	0.1	(0.3)
Effect of Income Taxes	12.1	8.0	41.3	(30.4)

Other Comprehensive Income (Loss)	$(22.2)	$(15.2)	$(75.8)	$55.7

The Company’s Investment in Investee is accounted for under the equity method of accounting and, accordingly, changes in its fair value are excluded from the determination of Total Comprehensive Income and Other Comprehensive Income (Loss). Total Comprehensive Income for the six months ended June 30, 2004 and 2003 was $88.2 million and $20.9 million, respectively. Total Comprehensive Loss for the three months ended June 30, 2004 was $13.4 million. Total Comprehensive Income for the three months ended June 30, 2003 was $78.4 million.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 - Income from Investments

Net Investment Income for the six and three months ended June 30, 2004 and 2003 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Investment Income:
Interest and Dividends on Fixed Maturities	$92.5	$81.9	$47.5	$41.5
Dividends on Northrop Preferred Stock	6.2	3.1	3.1	3.1
Dividends on Northrop Common Stock	4.9	6.1	2.4	3.0
Dividends on Other Equity Securities	5.9	6.4	2.9	3.1
Short-term	2.4	2.9	1.2	1.3
Real Estate	11.7	11.9	5.9	6.2
Other	8.6	5.6	4.5	3.5

Total Investment Income	132.2	117.9	67.5	61.7

Investment Expenses:
Real Estate	8.5	8.3	4.3	4.2
Other	0.5	0.7	0.2	0.3

Total Investment Expenses	9.0	9.0	4.5	4.5

Net Investment Income	$123.2	$108.9	$63.0	$57.2

Dividends on Northrop Preferred Stock increased for the six months ended June 30, 2004, compared to the same period in 2003, due to the timing of the ex-dividend date.

The components of Net Realized Investment Gains for the six and three months ended June 30, 2004 and 2003 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Fixed Maturities:
Gains on Dispositions	$1.1	$7.6	$0.4	$4.2
Losses on Dispositions	(0.2)	(0.1)	(0.1)	(0.1)
Losses from Write-downs	—	(1.7)	—	(0.4)
Northrop Common Stock:
Gains on Dispositions	31.6	—	23.3	—
Other Equity Securities:
Gains on Dispositions	11.7	27.0	1.7	9.1
Losses on Dispositions	(0.4)	(2.4)	—	(0.1)
Losses from Write-downs	(1.9)	(11.8)	(1.2)	—
Other Investments:
Gains on Dispositions	0.9	0.1	—	0.1
Losses on Dispositions	(0.3)	(0.2)	(0.1)	(0.2)
Losses from Write-downs	—	(1.8)	—	(1.8)

Net Realized Investment Gains	$42.5	$16.7	$24.0	$10.8

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 - Income from Investments (continued)

Net Realized Investment Gains was $42.5 million and $24.0 million for the six and three months ended June 30, 2004, respectively, compared to $16.7 million and $10.8 million for the same periods in 2003. Net Realized Investment Gains for the six months ended June 30, 2004 includes pre-tax gains of $31.6 million from sales of a portion of the Company’s investment in Northrop Grumman Corporation (“Northrop”) common stock, pre-tax gains of $4.4 million from sales of a portion of the Company’s investment in Baker Hughes, Inc. (“Baker Hughes”) common stock and pre-tax gains of $3.6 million resulting from sales of a portion of the Company’s investment in Hartford Financial Services Group, Inc. (“Hartford”) common stock. Net Realized Investment Gains for the three months ended June 30, 2004 includes pre-tax gains of $23.3 million from sales of a portion of the Company’s investment in Northrop common stock and pre-tax gains of $0.3 million from sales of a portion of the Company’s investment in Baker Hughes common stock. The fair value of the Company’s remaining investments in Northrop common stock, Baker Hughes common stock and Hartford common stock was $477.8 million, $86.2 million and $20.7 million, respectively, at June 30, 2004. The Company cannot anticipate when or if similar investment gains may occur in the future.

Net Realized Investment Gains for the six months ended June 30, 2003 includes pre-tax gains of $12.0 million from sales of a portion of the Company’s investment in ITT Industries, Inc. (“ITT”) common stock, pre-tax gains of $6.6 million from sales of the Company’s investment in Insurance Services Office, Inc. (“ISO”) common stock and pre-tax gains of $4.4 million resulting from sales of a portion of the Company’s investment in Baker Hughes common stock. Net Realized Investment Gains for the three months ended June 30, 2003 includes pre-tax gains of $6.6 million from sales of the Company’s investment in ISO common stock and pre-tax gains of $1.1 million from sales of a portion of the Company’s investment in ITT common stock. Net Realized Investment Gains for both the six and three months ended June 30, 2003, includes a pre-tax loss of $1.8 million to write down investment real estate. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

Consistent with the consensus reached in March 2004 in Emerging Issues Task Force No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company continues to regularly review its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include: 1) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value; 2) the duration and extent to which the fair value has been less than cost; and 3) the financial condition and prospects of the issuer. Net Realized Investment Gains for the six and three months ended June 30, 2004 includes pre-tax losses of $1.9 million and $1.2 million, respectively, resulting from other than temporary declines in the fair value of investments. Net Realized Investment Gains for the six and three months ended June 30, 2003 includes pre-tax losses of $13.5 million and $0.4 million, respectively, resulting from other than temporary declines in the fair value of investments. The Company cannot anticipate when or if similar other than temporary declines in the fair value of investments may occur in the future.

Note 11 – Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the six and three months ended June 30, 2004 and 2003 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Service Cost Benefits Earned	$6.8	$8.4	$2.5	$4.6
Interest Cost on Projected Benefit Obligations	8.7	8.9	3.9	4.5
Expected Return on Plan Assets	(10.2)	(8.8)	(5.0)	(4.5)
Net Amortization and Deferral	—	—	(0.1)	—

Total Pension Expense	$5.3	$8.5	$1.3	$4.6

Based on the Company’s most recent actuarial valuation, the Company does not expect to make contributions to its pension plans in 2004.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Pension Benefits and Postretirement Benefits Other Than Pensions (continued)

The components of Postretirement Benefits Other than Pensions Expense for the six and three months ended June 30, 2004 and 2003 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Service Cost Benefits Earned	$0.1	$0.2	$(0.1)	$—
Interest Cost on Projected Benefit Obligations	1.8	1.7	1.0	0.9
Net Amortization and Deferral	(0.4)	(0.8)	—	(0.5)

Total Postretirement Benefits Other than Pensions Expense	$1.5	$1.1	$0.9	$0.4

Based on the Company’s most recent actuarial valuation, the Company expects to contribute $5.1 million to its postretirement benefits other than pensions plan in 2004.

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

(Unaudited)

Note 12 - Business Segments (continued)

Net Realized Investment Gains to its operating segments. In the first quarter of 2004, the Company began allocating income taxes to its operating segments. Income taxes have also been allocated to the Company’s operating segments in 2003 to conform to the current presentation.

Segment Revenues for the six and three months ended June 30, 2004 and 2003 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
Multi Lines Insurance:
Earned Premiums	$235.3	$276.4	$116.7	$134.8
Net Investment Income	17.9	15.9	8.9	8.2

Total Multi Lines Insurance	253.2	292.3	125.6	143.0

Specialty Lines Insurance:
Earned Premiums	245.2	255.3	123.3	131.3
Net Investment Income	8.2	8.1	4.1	4.2

Total Specialty Lines Insurance	253.4	263.4	127.4	135.5

Kemper Auto and Home:
Earned Premiums	329.3	265.6	164.5	147.6
Net Investment Income	11.8	6.6	6.2	3.9
Other Income	2.3	13.2	1.1	4.8

Total Kemper Auto and Home	343.4	285.4	171.8	156.3

Unitrin Direct:
Earned Premiums	87.8	70.4	45.6	36.8
Net Investment Income	3.0	0.8	1.6	0.4

Total Unitrin Direct	90.8	71.2	47.2	37.2

Life and Health Insurance:
Earned Premiums	334.2	331.1	167.5	167.2
Net Investment Income	71.0	66.7	36.4	33.4
Other Income	1.8	2.2	0.9	1.1

Total Life and Health Insurance	407.0	400.0	204.8	201.7

Consumer Finance	99.5	95.0	49.9	48.4

Total Segment Revenues	1,447.3	1,407.3	726.7	722.1

Unallocated Dividend Income	11.6	9.9	5.7	6.5
Net Realized Investment Gains	42.5	16.7	24.0	10.8
Other	1.0	2.5	0.7	1.4

Total Revenues	$1,502.4	$1,436.4	$757.1	$740.8

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 - Business Segments (continued)

Segment Operating Profit for the six and three months ended June 30, 2004 and 2003 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Segment Operating Profit (Loss):
Multi Lines Insurance	$22.4	$2.5	$9.3	$(3.0)
Specialty Lines Insurance	20.7	18.1	9.9	13.2
Kemper Auto and Home	16.2	(25.0)	12.6	(10.9)
Unitrin Direct	(4.9)	(14.3)	(1.6)	(6.4)
Life and Health Insurance	37.1	28.7	20.4	16.7
Consumer Finance	20.5	22.5	10.5	11.2

Total Segment Operating Profit	112.0	32.5	61.1	20.8
Unallocated Dividend Income	11.6	9.9	5.7	6.5
Net Realized Investment Gains	42.5	16.7	24.0	10.8
Other Expense, Net	(13.9)	(10.0)	(5.7)	(5.3)

Income Before Income Taxes and Equity in Net Income (Loss) of Investee	$152.2	$49.1	$85.1	$32.8

Segment Net Income for the six and three months ended June 30, 2004 and 2003 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Segment Net Income (Loss):
Multi Lines Insurance	$18.4	$4.3	$8.4	$(0.6)
Specialty Lines Insurance	14.9	13.0	7.1	9.2
Kemper Auto and Home	12.5	(15.4)	9.2	(6.6)
Unitrin Direct	(2.2)	(9.2)	(0.4)	(4.1)
Life and Health Insurance	24.7	19.0	13.6	10.9
Consumer Finance	11.8	13.0	6.1	6.5

Total Segment Net Income	80.1	24.7	44.0	15.3
Net Income From:
Unallocated Dividend Income	10.2	8.4	5.0	5.6
Net Realized Investment Gains	27.6	10.9	15.6	7.0
Other Expense, Net	(9.1)	(6.5)	(3.9)	(3.4)

Income Before Equity in Net Income (Loss) of Investee	108.8	37.5	60.7	24.5
Equity in Net Income (Loss) of Investee	1.6	(1.4)	1.7	(1.8)

Net Income	$110.4	$36.1	$62.4	$22.7

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

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based upon the fair market value of the assets under management. At June 30, 2004, the Company’s subsidiaries and the Company’s pension plan had approximately $164.4 million and $72.4 million, respectively, in investments managed by FS&C. During the first six months of 2004, the Company’s subsidiaries and the Company’s pension plan paid $0.3 million in the aggregate to FS&C. During the first six months of 2003, the Company’s subsidiaries and the Company’s pension plan paid $0.3 million in the aggregate to FS&C.

With respect to the Company’s 401(k) Savings Plan, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. As of June 30, 2004, employees participating in the Company’s 401(k) Savings Plan had allocated approximately $25.5 million for investment in the Dreyfus Appreciation Fund, representing approximately 12% of the total amount invested in the Company’s 401(k) Savings Plan.

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

Note 14 - Legal Proceedings

The Company and its subsidiaries are defendants in various lawsuits incidental to their businesses. The Company believes that there are meritorious defenses to these lawsuits and is defending them vigorously. Certain of the lawsuits are pending in jurisdictions that have a history of awarding damages, including punitive damages, that are disproportionate to the actual economic damages alleged to have been incurred. Additionally, some of these lawsuits seek class action status that, if granted, could expose the Company to potentially significant liability by virtue of the size of the purported classes. The Company believes that resolution of its pending litigation will not have a material adverse effect on the Company’s financial position. However, given the unpredictability of litigation, there can be no assurance that one or more of these lawsuits will not produce a damage award which could have a material adverse effect on the Company’s financial results for any given period.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15 - Relationships with Mutual Holding Companies and Mutual Insurance Companies

Trinity and Milwaukee Insurance Company (“MIC”) are parties to a quota share reinsurance agreement whereby Trinity assumes 95% of the business written or assumed by MIC. MIC is owned by Mutual Insurers Holding Company (“MIHC”), which in turn is owned by MIC’s policyholders. Effective July 1, 2001, MIC and First Nonprofit Insurance Company (through its predecessor, First Nonprofit Mutual Insurance Company) (“FNP”) are parties to a quota share reinsurance agreement whereby MIC assumes 80% of the business written or assumed by FNP. Pursuant to an amendment to the MIC/FNP reinsurance agreement, which became effective January 15, 2003, FNP agrees to arrange for its parent company, First Nonprofit Mutual Holding Company (“FNMHC”), to nominate a simple majority to the FNMHC Board of Directors selected by MIC. On January 15, 2003, FNMHC elected five employees of the Company, as selected by MIC, to the FNMHC Board of Directors pursuant to the terms of the amendment. Such employees continue to serve as directors of FNMHC at June 30, 2004. FNP is owned by FNMHC, which in turn is owned by FNP’s policyholders. Five employees of the Company also serve as directors of MIHC’s nine member Board of Directors. Two employees of the Company also serve as directors of MIC, but together do not constitute a majority of MIC’s Board of Directors. The quota share agreements above can be terminated at anytime by each of the parties to the respective agreements, subject to the notice requirements in such agreements.

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Summary of Results

Net Income was $110.4 million ($1.62 per common share) and $62.4 million ($0.91 per common share) for the six and three months ended June 30, 2004, respectively, compared to $36.1 million ($0.53 per common share) and $22.7 million ($0.34 per common share) for the same periods in 2003. Net Income increased for the six and three months ended June 30, 2004 due primarily to higher segment operating profit and also due to higher net realized investment gains as discussed throughout this Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Earned Premiums for the six months ended June 30, 2004 increased by $33.0 million, compared to the same period in 2003, due primarily to a $63.7 million increase in earned premiums in the Kemper Auto and Home segment and a $17.4 million increase in earned premiums in the Unitrin Direct segment, partially offset by a $41.1 million decrease in earned premiums in the Multi Lines Insurance segment and a $10.1 million decrease in earned premiums in the Specialty Lines Insurance segment.

Earned Premiums were $617.6 million for the three months ended June 30, 2004, substantially unchanged from the same period in 2003. Earned Premiums increased by $16.9 million in the Kemper Auto and Home segment and increased by $8.8 million in the Unitrin Direct segment. Earned Premiums decreased by $18.1 million in the Multi Lines Insurance segment and decreased by $8.0 million in the Specialty Lines Insurance segment.

Consumer Finance Revenues increased by $4.5 million and $1.5 million for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003, due primarily to a higher level of loans outstanding.

Net Investment Income increased by $14.3 million for the six months ended June 30, 2004, compared to the same period in 2003, due to higher levels of investments and the timing of dividends on Northrop Grumman Corporation (“Northrop”) preferred stock, partially offset by lower yields on investments. Net Investment Income increased by $5.8 million for the three months ended June 30, 2004, compared to the same period in 2003, due to higher levels of investments, partially offset by lower yields on investments.

Other Income decreased by $11.6 million and $4.1 million for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003, due primarily to lower administration fees earned to administer run-off business excluded from the acquisition of the personal lines business of the Kemper Insurance Companies (“KIC”).

Net Realized Investment Gains was $42.5 million and $24.0 million for the six and three months ended June 30, 2004, respectively, compared to $16.7 million and $10.8 million for the same periods in 2003. Net Realized Investment Gains for the six months ended June 30, 2004 includes pre-tax gains of $31.6 million from sales of a portion of the Company’s investment in Northrop common stock, pre-tax gains of $4.4 million from sales of a portion of the Company’s investment in Baker Hughes, Inc. (“Baker Hughes”) common stock and pre-tax gains of $7.3 million from sales of Other Equity Securities. Net Realized Investment Gains for the three months ended June 30, 2004 includes pre-tax gains of $23.3 million from sales of a portion of the Company’s investment in Northrop common stock and pre-tax gains of $0.3 million from sales of a portion of the Company’s investment in Baker Hughes common stock. The Company cannot anticipate when or if similar investment gains may occur in the future.

Net Realized Investment Gains for the six months ended June 30, 2003 includes pre-tax gains of $12.0 million from sales of a portion of the Company’s investment in ITT Industries, Inc. (“ITT”) common stock, pre-tax gains of $6.6 million from sales of the Company’s investment in Insurance Services Office, Inc. (“ISO”) common stock and pre-tax gains of $4.4 million resulting from sales of a portion of the Company’s investment in Baker Hughes common stock. Net Realized Investment Gains for the three months ended June 30, 2003 includes pre-tax gains of $6.6 million from sales of the Company’s investment in ISO common stock and pre-tax gains of $1.1 million from sales of a portion of the Company’s investment in ITT common stock. The Company cannot anticipate when or if similar investment gains may occur in the future.

The Company intends to combine the personal lines insurance operations of its Multi Lines Insurance segment with the operations of its Kemper Auto and Home segment in 2005. The Company expects that the combination will help it achieve greater economies of scale, reduce expenses and provide more options for its independent agents. The Company is unable to predict the effect that the combination will have on written and earned premium.

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

Multi Lines Insurance

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Earned Premiums:
Personal Lines:
Personal Automobile	$97.8	$100.6	$48.7	$50.6
Homeowners	34.5	35.0	17.1	17.1
Other	4.6	5.2	2.3	2.6

Total Personal Lines	136.9	140.8	68.1	70.3

Commercial Lines:
Commercial Property and Liability	50.2	64.9	24.7	31.3
Commercial Automobile	36.2	50.5	17.9	24.2
Other	12.0	20.2	6.0	9.0

Total Commercial Lines	98.4	135.6	48.6	64.5

Total Earned Premiums	$235.3	$276.4	$116.7	$134.8

Underwriting Profit (Loss):
Personal Lines	$6.9	$(6.0)	$1.9	$(6.1)
Commercial Lines	(2.4)	(7.4)	(1.5)	(5.1)

Total Underwriting Profit (Loss)	4.5	(13.4)	0.4	(11.2)
Net Investment Income	17.9	15.9	8.9	8.2

Operating Profit (Loss)	22.4	2.5	9.3	(3.0)
Income Tax Expense (Benefit)	4.0	(1.8)	0.9	(2.4)

Net Income (Loss)	$18.4	$4.3	$8.4	$(0.6)

Ratio Based on Earned Premiums
Incurred Loss Ratio (excluding Catastrophes)	62.0%	68.9%	61.9%	67.4%
Incurred Catastrophe Loss Ratio	2.8%	4.8%	4.4%	9.2%

Total Incurred Loss Ratio	64.8%	73.7%	66.3%	76.6%
Incurred Expense Ratio	33.3%	31.1%	33.4%	31.8%

Combined Ratio	98.1%	104.8%	99.7%	108.4%

Multi Lines Insurance (continued)

Earned Premiums in the Multi Lines Insurance segment decreased by $41.1 million and $18.1 million for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003. Personal lines earned premiums decreased by $3.9 million and $2.2 million for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003, due primarily to lower premium volume, partially offset by higher premium rates. Commercial lines earned premiums decreased by $37.2 million and $15.9 million for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003, due primarily to lower premium volume, partially offset by higher premium rates. The Company attributes the lower commercial lines volume largely to its efforts to re-underwrite that book of business which resulted in a significant reduction in policies in force. The Company substantially completed such re-underwriting activities in the first quarter of 2004. The Company anticipates that commercial lines earned premiums in the Multi Lines Insurance segment will continue to decline in 2004 compared to 2003, due primarily to the extensive re-underwriting.

Net Investment Income increased by $2.0 million and $0.7 million for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003, due primarily to higher levels of investments.

Operating Profit in the Multi Lines Insurance segment increased by $19.9 million before-tax and $12.3 million before-tax for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003, due primarily to improved premium rate adequacy in both personal lines and commercial lines and lower catastrophe losses, partially offset by higher commercial lines expenses as a percentage of earned premiums. Although the Company has completed its extensive re-underwriting of its commercial lines business, the Company anticipates that commercial lines expenses as a percentage of earned premiums in the Multi Lines Insurance segment will be higher in 2004 due to the lower expected volume. Catastrophe losses in the Multi Lines Insurance segment were $6.4 million and $4.9 million for the six and three months ended June 30, 2004, respectively, compared to catastrophe losses of $13.3 million and $12.4 million for the six and three months ended June 30, 2003, respectively.

Net Income in the Multi Lines Insurance segment increased by $14.1 million after-tax and $9.0 million after-tax for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003, due primarily to the higher operating profit. The Multi Lines Insurance segment’s effective tax rate differs from the statutory tax rate due primarily to tax exempt investment income. Tax exempt investment income in the Multi Lines Insurance segment was $8.8 million and $4.5 million for the six and three months ended June 30, 2004, respectively, compared to $7.7 million and $3.8 million for the same periods in 2003.

Specialty Lines Insurance

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Earned Premiums:
Personal Automobile	$193.9	$217.5	$96.8	$110.8
Commercial Automobile	51.0	37.3	26.4	20.3
Other	0.3	0.5	0.1	0.2

Total Earned Premiums	$245.2	$255.3	$123.3	$131.3

Specialty Lines Insurance (continued)

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Underwriting Profit (Loss):
Personal Automobile	$10.1	$6.2	$4.5	$6.7
Commercial Automobile	2.5	4.3	1.2	2.9
Other	(0.1)	(0.5)	0.1	(0.6)

Total Underwriting Profit	12.5	10.0	5.8	9.0
Net Investment Income	8.2	8.1	4.1	4.2

Operating Profit	20.7	18.1	9.9	13.2
Income Tax Expense	5.8	5.1	2.8	4.0

Net Income	$14.9	$13.0	$7.1	$9.2

Ratio Based on Earned Premiums
Incurred Loss Ratio (excluding Catastrophes)	73.5%	73.9%	73.8%	71.1%
Incurred Catastrophe Loss Ratio	0.1%	0.6%	0.2%	1.0%

Total Incurred Loss Ratio	73.6%	74.5%	74.0%	72.1%
Incurred Expense Ratio	21.3%	21.6%	21.4%	21.0%

Combined Ratio	94.9%	96.1%	95.4%	93.1%

Earned Premiums in the Specialty Lines Insurance segment decreased by $10.1 million and $8.0 million for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003, due primarily to lower premium volume in personal automobile insurance, partially offset by higher premium volume in commercial automobile insurance and higher premium rates in both personal insurance and commercial automobile insurance. The lower premium volume of personal automobile insurance was due primarily to management’s decision to eliminate certain programs in California and Texas. The higher premium volume of commercial automobile insurance is primarily due to increases in policies covering heavier weight class vehicles and higher policy limits in Texas and California. The Company anticipates increasing premium rates in 2004, but to a lesser extent than the increases in 2003.

Operating Profit in the Specialty Lines Insurance segment increased by $2.6 million before-tax for the six months ended June 30, 2004, compared to the same period in 2003, due primarily to lower losses as a percentage of earned premiums on personal automobile insurance, partially offset by higher losses as a percentage of earned premiums on commercial automobile insurance. Losses decreased as a percentage of earned premiums in the Specialty Lines Insurance segment’s personal automobile insurance due primarily to favorable loss reserve development and improved premium rate adequacy. Losses increased as a percentage of earned premiums in the Specialty Lines Insurance segment’s commercial automobile insurance due primarily to increased loss severity related to the increase in heavier weight class vehicles and higher policy limits, partially offset by favorable loss reserve development. Catastrophe losses in the Specialty Lines Insurance segment were $0.3 million for the six months ended June 30, 2004, compared to catastrophe losses of $1.4 million for the same period in 2003.

Operating Profit in the Specialty Lines Insurance segment decreased by $3.3 million before-tax for the three months ended June 30, 2004, compared to the same period in 2003, due primarily to higher losses as a percentage of earned premiums on commercial automobile insurance. Losses increased as a percentage of earned premiums in the Specialty Lines Insurance segment’s commercial automobile insurance due primarily to increased loss severity related to the increase in heavier weight class vehicles and higher policy limits, partially offset by favorable loss reserve development. Catastrophe losses in the Specialty Lines Insurance segment were $0.2 million for the three months ended June 30, 2004, compared to catastrophe losses of $1.4 million for the same period in 2003.

Specialty Lines Insurance (continued)

Net Income in the Specialty Lines Insurance segment increased by $1.9 million after-tax for the six months ended June 30, 2004, compared to the same period in 2003, due primarily to the higher operating profit. Net Income in the Specialty Lines Insurance segment decreased by $2.1 million after-tax for the three months ended June 30, 2004, compared to the same period in 2003, due primarily to the lower operating profit. The Specialty Lines Insurance segment’s effective tax rate differs from the statutory tax rate due primarily to tax exempt investment income. Tax exempt investment income in the Specialty Lines Insurance segment was $4.1 million and $2.1 million for the six and three months ended June 30, 2004, respectively, compared to $3.5 million and $1.9 million for the same periods in 2003.

Kemper Auto and Home

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Premiums Written	$336.5	$331.6	$178.2	$174.5
Increase in Unearned Premiums	(7.2)	(66.0)	(13.7)	(26.9)

Earned Premiums	329.3	265.6	164.5	147.6
Net Investment Income	11.8	6.6	6.2	3.9
Other Income	2.3	13.2	1.1	4.8

Total Revenues	343.4	285.4	171.8	156.3

Incurred Losses	230.0	217.7	109.6	119.5
Insurance Expenses	97.2	92.7	49.6	47.7

Operating Profit (Loss)	16.2	(25.0)	12.6	(10.9)
Income Tax Benefit (Expense)	(3.7)	9.6	(3.4)	4.3

Net Income (Loss)	$12.5	$(15.4)	$9.2	$(6.6)

Ratio Based on Earned Premiums
Incurred Loss Ratio (excluding Catastrophes)	67.7%	77.8%	64.4%	76.2%
Incurred Catastrophe Loss Ratio	2.1%	4.1%	2.3%	4.8%

Total Incurred Loss Ratio	69.8%	81.9%	66.7%	81.0%

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

Premiums Written, which reflect the total amount of premiums to be received over a policy’s term, in the Kemper Auto and Home segment increased by $4.9 million and $3.7 million for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003. Earned Premiums, which relate to the elapsed portion of each policy’s term, in the Kemper Auto and Home segment increased by $63.7 million and $16.9 million for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003, due primarily to the completion of a full annual cycle of writing and issuing policies following the acquisition. The Kemper Auto and Home segment is administering on behalf of KIC all policies issued prior to the closing and certain policies issued or renewed after the closing, but excluded from the acquisition. Other Income decreased by $10.9 million and $3.7 million for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003, due to lower volume of administered policies and related claims. Net Investment Income increased by $5.2 million and $2.3 million for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003, due primarily to higher levels of investments.

Kemper Auto and Home (continued)

The Kemper Auto and Home segment recorded Operating Profit of $16.2 million before-tax and $12.6 million before-tax for the six and three months ended June 30, 2004, respectively, compared to an Operating Loss of $25.0 million before-tax and $10.9 million before-tax for the same periods in 2003. Operating results improved in the Kemper Auto and Home segment due primarily to lower incurred losses as a percentage of earned premiums. Incurred losses as a percentage of earned premiums in the Kemper Auto and Home segment decreased due primarily to improved premium rate adequacy and favorable loss reserve development. Catastrophe losses in the Kemper Auto and Home segment for the six and three months ended June 30, 2004 were $6.9 million and $3.7 million, respectively, compared to catastrophe losses of $11.0 million and $7.1 million for the same periods in 2003.

The Kemper Auto and Home segment recorded Net Income of $12.5 million after-tax and $9.2 million after-tax for the six and three months ended June 30, 2004, respectively, compared to Net Losses of $15.4 million after-tax and $6.6 million after-tax for the same periods in 2003. Net Income in the Kemper Auto and Home segment increased due primarily to the increase in pre-tax operating results. The effective income tax rate in the Kemper Auto and Home segment differs from the federal statutory rate due primarily to net investment income from tax-exempt investments. Tax exempt investment income in the Kemper Auto and Home segment was $5.8 million and $3.1 million for the six and three months ended June 30, 2004, respectively, compared to $2.5 million and $1.5 million for the same periods in 2003.

At the acquisition date, Unitrin’s property and casualty insurance subsidiaries were not licensed in all the states where the KAH business is written nor were certain computer and data processing modifications completed to allow for the migration of the KAH business to the Company’s property and casualty insurance subsidiaries. Accordingly, to facilitate the transition of such business to Unitrin’s property and casualty insurance subsidiaries, KIC and Trinity entered into a quota share reinsurance agreement whereby Trinity reinsured, on a 100% indemnity basis, substantially all of the KAH business written or renewed by KIC after the acquisition date. KIC’s financial condition deteriorated rapidly after the acquisition, and accordingly, Unitrin accelerated its plans to transition the business directly to its property and casualty insurance subsidiaries. Unitrin’s property and casualty insurance subsidiaries have obtained all necessary licenses and have completed all necessary computer and data processing modifications. As of June 30, 2004, the transition of the business directly to Unitrin’s property and casualty insurance companies was substantially complete.

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

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Premiums Written
New Business	$46.4	$34.1	$24.1	$15.6
Renewal Business	53.5	41.2	26.9	22.5

Total Premiums Written	$99.9	$75.3	$51.0	$38.1

Premiums Written, which report the total amount of premiums to be received over the policy term, in the Unitrin Direct segment increased by $24.6 million and $12.9 million for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003, due primarily to higher volume of insurance.

Unitrin Direct (continued)

Premiums are recognized as revenues in the Company’s financial statements not when written, but rather as earned over the life of the policy. Earned Premiums relates to the elapsed portion of each policy’s term. The difference between Premiums Written and Earned Premiums relating to the remaining portion of each policy’s term is recorded as a deferred revenue liability referred to as Unearned Premiums in the Company’s unaudited Condensed Consolidated Balance Sheets. Results of the Unitrin Direct segment recognized in the Company’s financial statements for the six and three months ended June 30, 2004 and 2003 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Premiums Written	$99.9	$75.3	$51.0	$38.1
Increase in Unearned Premiums	(12.1)	(4.9)	(5.4)	(1.3)

Earned Premiums	87.8	70.4	45.6	36.8
Net Investment Income	3.0	0.8	1.6	0.4

Total Revenues	90.8	71.2	47.2	37.2

Incurred Losses	69.2	60.7	35.4	31.2
Insurance Expenses	26.5	24.8	13.4	12.4

Operating Loss	(4.9)	(14.3)	(1.6)	(6.4)
Income Tax Benefit	2.7	5.1	1.2	2.3

Net Loss	$(2.2)	$(9.2)	$(0.4)	$(4.1)

Ratio Based on Earned Premiums
Incurred Loss Ratio (excluding Catastrophes)	78.6%	86.2%	77.3%	84.8%
Incurred Catastrophe Loss Ratio	0.2%	0.0%	0.4%	0.0%

Total Incurred Loss Ratio	78.8%	86.2%	77.7%	84.8%
Incurred Expense Ratio	30.1%	35.2%	29.2%	33.5%

Combined Ratio	108.9%	121.4%	106.9%	118.3%

Earned Premiums in the Unitrin Direct segment increased by $17.4 million and $8.8 million for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003, due to higher volume of insurance and higher premium rates. Net Investment Income in the Unitrin Direct segment increased by $2.2 million and $1.2 million for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003, due primarily to higher levels of investments.

For the six and three months ended June 30, 2004, the Unitrin Direct segment recorded Operating Losses of $4.9 million before-tax and $1.6 million before-tax, respectively, compared to Operating Losses of $14.3 million before-tax and $6.4 million before-tax, respectively, for the same periods in 2003. The Unitrin Direct segment’s Operating Losses decreased due primarily to lower incurred losses as a percentage of earned premiums reflecting increased premium rate adequacy. The Unitrin Direct segment’s Operating Losses also decreased due to lower insurance expenses as a percentage of earned premiums, reflecting the Unitrin Direct segment’s progress toward achieving economies of scale. The Company anticipates that the Unitrin Direct segment will reach profitability on a discrete quarter basis in the second half of 2004, but that it will likely not reach profitability for a full year until 2005.

For the six months ended June 30, 2004, the Unitrin Direct segment recorded a Net Loss of $2.2 million after-tax, compared to a Net Loss of $9.2 million after-tax for the same period in 2003. For the three months ended June 30, 2004, the Unitrin Direct segment recorded a Net Loss of $0.4 million after-tax, compared to a Net Loss of $4.1 million after-tax for the same period in 2003. The Unitrin Direct segment’s Net Loss decreased for both periods in 2004, compared to the same periods in 2003, due primarily to the corresponding decreases in the Unitrin Direct segment’s pre-tax Operating Loss.

Unitrin Direct (continued)

Losses from catastrophes in the Unitrin Direct segment were $0.2 million for both the six and three months ended June 30, 2004. For the six and three months ended June 30, 2003, the Unitrin Direct segment did not record any losses from catastrophes.

Life and Health Insurance

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Earned Premiums:
Life	$201.5	$202.4	$100.8	$101.2
Accident and Health	80.7	79.0	40.4	40.4
Property	52.0	49.7	26.3	25.6

Total Earned Premiums	334.2	331.1	167.5	167.2
Net Investment Income	71.0	66.7	36.4	33.4
Other Income	1.8	2.2	0.9	1.1

Total Revenues	$407.0	$400.0	$204.8	$201.7

Operating Profit	$37.1	$28.7	$20.4	$16.7
Income Tax Expense	12.4	9.7	6.8	5.8

Net Income	$24.7	$19.0	$13.6	$10.9

Earned Premiums in the Life and Health Insurance segment increased by $3.1 million and $0.3 million for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003, due primarily to higher accident and health insurance premium rates and higher volume of property insurance sold by the Life and Health Insurance segment’s career agents, partially offset by lower volume of accident and health insurance. Net Investment Income in the Life and Health Insurance segment increased by $4.3 million for the six months ended June 30, 2004, compared to the same period in 2003, due primarily to higher levels of investments. Net Investment Income in the Life and Health Insurance segment increased by $3.0 million for the three months ended June 30, 2004, compared to the same period in 2003, due primarily to higher levels of investments and higher yields on investments.

Operating Profit in the Life and Health Insurance segment increased by $8.4 million before-tax for the six months ended June 30, 2004, compared to the same period in 2003, due primarily to improved results on property insurance sold by the Life and Health Insurance segment’s career agents, the higher net investment income, lower life insurance underwriting expenses and improved results from accident and health insurance products, partially offset by higher life insurance benefits. Life insurance underwriting expenses decreased due primarily to a change in the Company’s estimate of the cost to resolve certain legal matters and lower salaries and fringe benefits, partially the result of the Company’s efforts to consolidate back office operations. Life insurance benefits increased due primarily to a change in estimate of reserves resulting from the conversion of certain business to a new computer system and also due to higher mortality. Net Income in the Life and Health Insurance segment increased by $5.7 million after-tax for the six months ended June 30, 2004, compared to the same period in 2003, due primarily to the higher operating profit.

Operating Profit in the Life and Health Insurance segment increased by $3.7 million before-tax for the three months ended June 30, 2004, compared to the same period in 2003, due primarily to the higher net investment income, lower life insurance underwriting expenses, improved results on property insurance sold by the Life and Health Insurance segment’s career agents and improved results from accident and health insurance products, partially offset by higher life insurance benefits. Life insurance underwriting expenses decreased due primarily to lower salaries and fringe benefits, partially the result of the Company’s efforts to consolidate back office operations. Life insurance benefits increased due primarily to higher mortality. Net Income in the Life and Health Insurance segment increased by $2.7 million after-tax for the three months ended June 30, 2004, compared to the same period in 2003, due primarily to the higher operating profit.

Consumer Finance

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Interest, Loan Fees and Earned Discount	$94.6	$89.5	$47.6	$45.8
Net Investment Income	2.1	3.0	1.0	1.4
Other	2.8	2.5	1.3	1.2

Total Revenues	99.5	95.0	49.9	48.4

Provision for Loan Losses	24.9	23.3	11.8	12.3
Interest Expense on Investment Certificates and Savings Accounts	16.0	17.2	7.9	8.6
General and Administrative Expenses	38.1	32.0	19.7	16.3

Operating Profit	20.5	22.5	10.5	11.2
Income Tax Expense	8.7	9.5	4.4	4.7

Net Income	$11.8	$13.0	$6.1	$6.5

Consumer Finance Loan Originations	$311.6	$317.6	$157.4	$163.6

	June 30, 2004	Dec. 31, 2003
Percentage of Consumer Finance Receivables Greater than Sixty Days Past Due	2.8%	3.4%
Ratio of Reserve for Loan Losses to Gross Consumer Finance Receivables	5.7%	5.4%
Weighted-Average Interest Yield on Investment Certificates and Savings Accounts	3.4%	3.5%

Interest, Loan Fees and Earned Discount in the Consumer Finance segment increased by $5.1 million and $1.8 million for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003, due primarily to higher levels of loans outstanding. Net Investment Income in the Consumer Finance segment decreased by $0.9 million and $0.4 million for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003, due to lower levels of investments and lower yields on investments.

Operating Profit in the Consumer Finance segment decreased by $2.0 million before-tax and $0.7 million before-tax for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003. Provision for Loan Losses increased by $1.6 million for the six months ended June 30, 2004, compared to the same period in 2003, due primarily to a higher estimated rate of ultimate loan losses. Interest Expense on Investment Certificates and Savings Accounts decreased by $1.2 million for the six months ended June 30, 2004, compared to the same period in 2003, due primarily to lower interest rates on Investment Certificates and Savings Accounts, partially offset by higher levels of deposits. Interest Expense on Investment Certificates and Savings Accounts decreased by $0.7 million for the three months ended June 30, 2004, compared to the same period in 2003, due primarily to lower interest rates on Investment Certificates and Savings Accounts. General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discount, increased from 35.8% for the six months ended June 30, 2003, to 40.3% for the six months ended June 30, 2004, due primarily to an increase in the size of the collection department and higher collection incentive pay. The Company’s increased collection effort contributed to the decrease in the percentage of receivables greater than 60 days past due from 3.4% at December 31, 2003 to 2.8% at June 30, 2004. Net Income in the Consumer Finance segment decreased by $1.2 million after-tax and $0.4 million after-tax for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003, due primarily to the lower operating profit.

Equity in Net Income (Loss) of Investee

Equity in Net Income (Loss) of Investee was income of $1.6 million and income of $1.7 million for the six and three months ended June 30, 2004, respectively. Equity in Net Income (Loss) of Investee was a loss of $1.4 million and a loss of $1.8 million for the six and three months ended June 30, 2003, respectively. Unitrin accounts for its investment in its investee, UNOVA, Inc. (“UNOVA”), under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information, which generally results in a three month delay in inclusion of UNOVA’s results in Unitrin’s consolidated financial statements. Prior to the periods presented in the Condensed Consolidated Financial Statements, Unitrin determined that a decline in the fair value of its investment in UNOVA was other than temporary under applicable accounting standards. Accordingly, Unitrin reduced the carrying value of its investment in UNOVA to its then current estimated realizable value and allocated the reduction to Unitrin’s proportionate share of UNOVA’s non-current assets. Accordingly, Unitrin’s reported equity in the net income of UNOVA differs from Unitrin’s proportionate share of UNOVA’s reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets. The fair value of Unitrin’s investment in UNOVA subsequently recovered such that the fair value exceeded the carrying value of Unitrin’s investment in UNOVA by $188.2 million and $225.8 million at June 30, 2004 and December 31, 2003, respectively. In accordance with applicable accounting standards, such excess is not included in the unaudited Condensed Consolidated Financial Statements.

Corporate Investments

The Company considers the management of certain investments, including Northrop common and preferred stock, Baker Hughes common stock, and UNOVA common stock to be a corporate responsibility. Accordingly, the Company does not allocate dividend income from these investments to its operating segments. Dividend income from these investments for the six and three months ended June 30, 2004 and 2003 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Northrop Preferred Stock	$6.2	$3.1	$3.1	$3.1
Northrop Common Stock	4.9	6.1	2.4	3.0
Baker Hughes Common Stock	0.5	0.7	0.2	0.4

Total Unallocated Dividend Income	$11.6	$9.9	$5.7	$6.5

Dividends on Northrop Preferred Stock increased for the six months ended June 30, 2004, compared to the same period in 2003, due to the timing of the ex-dividend date.

The changes in fair values of Corporate Investments for the six months ended June 30, 2004 are summarized below:

(Dollars in Millions)	Fair Value Dec. 31, 2003	Holding Gain (Loss) Arising During Period	Dispositions	Fair Value June 30, 2004
Northrop Preferred Stock	$220.9	$12.5	$—	$233.4
Northrop Common Stock	633.9	63.8	(219.9)	477.8
Baker Hughes Common Stock	82.2	13.8	(9.8)	86.2
UNOVA Common Stock	290.5	(34.2)	—	256.3

Total Fair Value of Corporate Investments	$1,227.5	$55.9	$(229.7)	$1,053.7

Net Realized Investment Gains (Losses)

Net Realized Investment Gains (Losses) for the six and three months ended June 30, 2004 and 2003 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Fixed Maturities:
Gains on Dispositions	$1.1	$7.6	$0.4	$4.2
Losses on Dispositions	(0.2)	(0.1)	(0.1)	(0.1)
Losses from Write-downs	—	(1.7)	—	(0.4)
Northrop Common Stock:
Gains on Dispositions	31.6	—	23.3	—
Other Equity Securities:
Gains on Dispositions	11.7	27.0	1.7	9.1
Losses on Dispositions	(0.4)	(2.4)	—	(0.1)
Losses from Write-downs	(1.9)	(11.8)	(1.2)	—
Other Investments:
Gains on Dispositions	0.9	0.1	—	0.1
Losses on Dispositions	(0.3)	(0.2)	(0.1)	(0.2)
Losses from Write-downs	—	(1.8)	—	(1.8)

Net Realized Investment Gains	$42.5	$16.7	$24.0	$10.8

Net Realized Investment Gains was $42.5 million and $24.0 million for the six and three months ended June 30, 2004, respectively, compared to $16.7 million and $10.8 million for the same periods in 2003. Net Realized Investment Gains for the six months ended June 30, 2004 includes pre-tax gains of $31.6 million from sales of a portion of the Company’s investment in Northrop common stock, pre-tax gains of $4.4 million from sales of a portion of the Company’s investment in Baker Hughes common stock and pre-tax gains of $3.6 million resulting from sales of a portion of the Company’s investment in Hartford Financial Services Group, Inc. (“Hartford”) common stock. Net Realized Investment Gains for the three months ended June 30, 2004 includes pre-tax gains of $23.3 million from sales of a portion of the Company’s investment in Northrop common stock and pre-tax gains of $0.3 million from sales of a portion of the Company’s investment in Baker Hughes common stock. The fair value of the Company’s remaining investments in Northrop common stock, Baker Hughes common stock and Hartford common stock was $477.8 million, $86.2 million and $20.7 million, respectively, at June 30, 2004. During the period from July 1, 2004 to July 28, 2004, the Company sold a portion of its investment in Baker Hughes common stock at a pre-tax gain of $16.9 million. The Company cannot anticipate when or if similar investment gains may occur in the future.

Net Realized Investment Gains for the six months ended June 30, 2003 includes pre-tax gains of $12.0 million from sales of a portion of the Company’s investment in ITT common stock, pre-tax gains of $6.6 million from sales of the Company’s investment in ISO common stock and pre-tax gains of $4.4 million resulting from sales of a portion of the Company’s investment in Baker Hughes common stock. Net Realized Investment Gains for the three months ended June 30, 2003 includes pre-tax gains of $6.6 million from sales of the Company’s investment in ISO common stock and pre-tax gains of $1.1 million from sales of a portion of the Company’s investment in ITT common stock. Net Realized Investment Gains for both the six and three months ended June 30, 2003, includes a pre-tax loss of $1.8 million to write down investment real estate. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

Net Realized Investment Gains (Losses) (continued)

Consistent with the consensus reached in March 2004 in Emerging Issues Task Force No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the Company continues to regularly review its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include: 1) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value; 2) the duration and extent to which the fair value has been less than cost; and 3) the financial condition and prospects of the issuer. Net Realized Investment Gains for the six and three months ended June 30, 2004 includes pre-tax losses of $1.9 million and $1.2 million, respectively, resulting from other than temporary declines in the fair value of investments. Net Realized Investment Gains for the six and three months ended June 30, 2003 includes pre-tax losses of $13.5 million and $0.4 million, respectively, resulting from other than temporary declines in the fair value of investments. The Company cannot anticipate when or if similar other than temporary declines in the fair value of investments may occur in the future.

Other Items

Interest and Other Expenses increased by $8.1 million and $3.0 million for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003, due primarily to higher levels of debt outstanding and higher corporate expenses.

Liquidity and Capital Resources

At June 30, 2004, the Company had approximately 3.5 million shares remaining under its existing common stock repurchase authorization. The Company does not anticipate repurchasing significant amounts of its common stock during 2004.

The Company has a $360 million unsecured revolving credit agreement, expiring on August 30, 2005, with a group of banks. Proceeds from advances under the agreement may be used for general corporate purposes. There were no borrowings outstanding under the revolving credit agreement at June 30, 2004 and December 31, 2003.

On July 1, 2002, the Company issued its 5.75% senior notes due July 1, 2007 with an aggregate principal amount of $300 million (the “5.75% Senior Notes”). The 5.75% Senior Notes are unsecured and may be redeemed in whole at anytime or in part from time to time at the Company’s option at specified redemption prices. Interest expense from the 5.75% Senior Notes was $8.9 million and $4.4 million for the six and three months ended June 30, 2004, respectively. Interest expense from the 5.75% Senior Notes was $8.9 million and $4.4 million for the six and three months ended June 30, 2003, respectively.

On October 30, 2003, the Company issued its 4.875% senior notes due November 1, 2010 with an aggregate principal amount of $200 million (the “4.875% Senior Notes”). The 4.875% Senior Notes are unsecured and may be redeemed in whole at anytime or in part from time to time at the Company’s option at specified redemption prices. Interest expense from the 4.875% Senior Notes was $5.0 million and $2.5 million for the six and three months ended June 30, 2004, respectively.

During the first six months of 2004, one of Unitrin’s subsidiaries (Fireside Securities Corporation) paid $8.5 million in dividends to Unitrin. During 2003, Unitrin made capital contributions totaling $192.8 million to its property and casualty insurance subsidiaries. The Company believes that its property and casualty insurance subsidiaries are sufficiently capitalized at June 30, 2004 to fund future premium growth and to pay dividends to Unitrin out of future operating earnings.

Liquidity and Capital Resources (continued)

The Company has no significant commitments for capital expenditures. The Company’s subsidiaries maintain levels of cash and liquid assets sufficient to meet ongoing obligations to policyholders and claimants, as well as ordinary operating expenses. The Company’s reserves are set at levels expected to meet contractual liabilities. The Company maintains adequate levels of liquidity and surplus capacity to manage the risks inherent with any differences between the duration of its liabilities and invested assets. As further discussed in Note 7 to the Condensed Consolidated Financial Statements, some of Unitrin’s subsidiaries hold collateral totaling $166.1 million, at June 30, 2004, from unrelated parties pursuant to securities lending agreements whereby unrelated parties borrow securities from the subsidiaries’ accounts. The subsidiaries are required to return such collateral upon return of the loaned security. Accordingly, the amount of such collateral would not be available to meet ongoing obligations to policyholders and claimants, as well as ordinary operating expenses. Unitrin and its subsidiaries have not formed special purpose entities or similar structured financing vehicles to access capital and/or manage risk.

The Company’s management believes that it has sufficient resources to maintain the payment of dividends to its shareholders at the present level. Sources for future shareholder dividend payments and the payment of interest on Unitrin’s senior notes include the receipt of dividends from Unitrin’s operating subsidiaries, the receipt of dividends from its investments in Northrop, borrowings under the revolving credit agreement, and monetization of a portion of the Unitrin parent company’s Northrop holdings. At June 30, 2004, the Unitrin parent company directly held investments in Northrop preferred stock with a market value totaling $233.4 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to the rules and regulations of the SEC, the Company is required to provide the following disclosures about Market Risk.

Quantitative Information About Market Risk

The Company’s Condensed Consolidated Balance Sheets include five types of financial instruments subject to material risk disclosures required by the SEC: 1) Investments in Fixed Maturities, 2) Investments in Equity Securities, 3) Consumer Finance Receivables, 4) Investment Certificates and Savings Accounts and 5) Notes Payable. Investments in Fixed Maturities, Consumer Finance Receivables, Investment Certificates and Savings Accounts and Notes Payable are subject to material interest rate risk. The Company’s investments in Equity Securities include common and preferred stocks, which are subject to material equity price risk and interest rate risk, respectively.

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

Quantitative Information About Market Risk (continued)

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at June 30, 2004 and December 31, 2003, respectively, for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Consumer Finance Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at June 30, 2004 and December 31, 2003, respectively. All other variables were held constant. For Investment Certificates and Savings Accounts and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at June 30, 2004 and December 31, 2003, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at June 30, 2004 and December 31, 2003, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.40 and 0.33 at June 30, 2004 and December 31, 2003, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended June 30, 2004 and December 31, 2003, respectively, and weighted on the fair value of such securities at June 30, 2004 and December 31, 2003, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the market value of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
June 30, 2004
Assets
Investments in Fixed Maturities	$3,761.0	$(282.0)	$—	$(282.0)
Investments in Equity Securities	1,164.1	(5.6)	(42.7)	(48.3)
Consumer Finance Receivables	938.1	(12.4)	—	(12.4)

Liabilities
Investment Certificates and Savings Accounts	$909.0	$18.8	$—	$18.8
Notes Payable	521.3	19.9	—	19.9

December 31, 2003
Assets
Investments in Fixed Maturities	$3,634.7	$(254.7)	$—	$(254.7)
Investments in Equity Securities	1,287.6	(5.9)	(39.6)	(45.5)
Consumer Finance Receivables	906.7	(12.0)	—	(12.0)

Liabilities
Investment Certificates and Savings Accounts	$918.9	$18.1	$—	$18.1
Notes Payable	519.4	22.3	—	22.3

Quantitative Information About Market Risk (continued)

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

At June 30, 2004 and December 31, 2003, respectively, $711.2 million and $854.8 million of the Company’s Investments in Equity Securities, which exclude the Company’s Investment in Investee, was concentrated in the common and preferred stock of Northrop. Northrop stated in its 2003 Annual Report on Form 10-K that it “provides technologically advanced innovative products, services, and solutions in defense and commercial electronics, nuclear and non-nuclear shipbuilding, information technology, mission systems, systems integration, and space technology.” Additionally, Northrop stated that it “is subject to the usual vagaries of the market-place, it is also affected by the unique characteristics of the defense industry and by certain elements peculiar to its own business mix.” At June 30, 2004 and December 31, 2003, respectively, the Company’s Investments in Equity Securities included $86.2 million and $82.2 million of Baker Hughes common stock. Baker Hughes stated in its 2003 Annual Report on Form 10-K that it “is engaged in the oil field services industry,” and in addition, it “is a major supplier of wellbore-related products and technology services and systems to the oil and natural gas industry.” Accordingly, the Company’s Investments in Equity Securities is sensitive to the nature of Northrop and Baker Hughes’ industry segments.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Unitrin, Inc. was held on May 5, 2004 for the purpose of electing eleven directors, to consider and act upon a proposal to approve the Unitrin, Inc. Incentive Bonus Plan (the “Bonus Plan”) and to consider and act upon a proposal to approve the extension of the term of the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan (the “Director Plan”).

The final tabulation for each of the eleven nominees for director is as follows:

Nominee	Votes For	Votes Withheld
James E. Annable	57,261,767	652,005
Eric J. Draut	56,838,457	1,075,315
Douglas G. Geoga	57,260,686	653,086
Reuben L. Hedlund	57,242,311	671,461
Jerrold V. Jerome	56,917,205	996,567
William E. Johnston, Jr.	57,163,296	750,476
Wayne Kauth	57,215,648	698,124
Fayez S. Sarofim	56,819,619	1,094,153
Donald G. Southwell	57,227,853	685,919
Richard C. Vie	57,229,230	684,542
Ann E. Ziegler	57,257,767	656,005

Shareholders approved the Bonus Plan by the following votes: 55,560,829 votes for approval, 1,975,653 votes against and 377,290 votes abstained. Shareholders approved the extension of the Director Plan by the following votes: 44,871,606 votes for approval, 2,749,598 votes against, 373,327 votes abstained and 9,919,242 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

2.1	Asset Purchase Agreement, dated as of April 19, 2002, by and among Trinity Universal Insurance Company, Unitrin Services Company and Lumbermens Mutual Casualty Company and certain of its subsidiaries and affiliates (Incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

3.2	Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

4.1	Rights Agreement, dated as of August 3, 1994, as amended October 12, 2000, between Unitrin, Inc. and Wachovia Bank, N.A. as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Unitrin, Inc.; as Exhibit B thereto, the Form of Rights Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series A Preferred Stock (Incorporated herein by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

4.2	Senior Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and BNY Midwest Trust Company as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 1, 2002.)

4.3	Form of Subordinated Indenture (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 5.75% Senior Notes due July 1, 2007 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2002.)

4.5	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 30, 2003.)

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.2	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.3	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated (Incorporated herein by reference to Appendix B to the Company’s Proxy Statement, dated March 29, 2004, in connection with the Company’s 2004 Annual Meeting of Shareholders.)

10.4	Unitrin, Inc. 2002 Stock Option Plan (Incorporated herein by reference to Exhibit A of the Company’s Proxy Statement, dated March 25, 2002, in connection with the Company’s 2002 Annual Meeting of Shareholders.)

10.5	Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994), as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

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

10.7	Unitrin, Inc. Severance Plan (Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.8	Unitrin, Inc. Incentive Bonus Plan, dated February 3, 2004 (Incorporated herein by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2004, in connection with the Company’s 2004 Annual Meeting of Shareholders.)

10.9	Unitrin, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.10	Credit Agreement, dated August 30, 2002, among Unitrin, Inc., the Lenders party thereto, Bank One, N.A., as administrative agent and Wachovia Bank, N.A., as syndication agent (Incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed September 4, 2002.)

10.11	Registration Rights Agreement, dated as of January 23, 2001, by and among, Northrop Grumman Corporation, NNG, Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation, and Unitrin, Inc. (Incorporated by reference to Exhibit 2.1 to Unitrin’s Schedule 13D with respect to Northrop Grumman Corporation dated April 13, 2001.)

10.12	Second Amended and Restated Distribution Agreement, dated as of August 17, 2001, between Unitrin, Inc. and Curtiss-Wright Corporation (Incorporated herein by reference to Exhibit 99.1 to the Company’s Amendment No. 6 to its Schedule 13D with respect to Curtiss-Wright Corporation dated August 17, 2001.)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

(b)	Reports on Form 8-K.

On June 25, 2004, the Company filed a Current Report on Form 8-K to the disclose that on June 23, 2004, Unitrin and White Mountains Insurance Group, Ltd. (“White Mountains”) entered into an agreement that settled a certain dispute, as more fully described in Note 4 to the Condensed Consolidated Financial Statements, for substantially all of the amount that Unitrin had previously recorded as a recoverable. On June 25, 2004, White Mountains paid the negotiated settlement amount to Unitrin. The effect of the negotiated settlement was not material to the Company’s consolidated financial statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unitrin, Inc.

Date: July 29, 2004	/s/ Richard C. Vie
Richard C. Vie
Chairman of the Board and
Chief Executive Officer

Date: July 29, 2004	/s/ Eric J. Draut
Eric J. Draut
Executive Vice President and
Chief Financial Officer

Date: July 29, 2004	/s/ Richard Roeske
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)