Form 10-Q
period 2004-09-30
UNITRIN INC
filed 2004-10-27
CIK 860748

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2004

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

68,571,156 shares of common stock, $0.10 par value, were outstanding as of October 26, 2004.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Nine Months Ended		Three Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Revenues:
Earned Premiums	$1,862.5	$1,833.1	$630.7	$634.3
Consumer Finance Revenues	150.6	145.1	51.1	50.1
Net Investment Income	189.1	167.2	65.9	58.3
Other Income	11.7	21.4	6.3	4.4
Net Realized Investment Gains	67.2	25.5	24.7	8.8

Total Revenues	2,281.1	2,192.3	778.7	755.9

Expenses:
Insurance Claims and Policyholders’ Benefits	1,266.1	1,314.4	429.3	443.2
Insurance Expenses	625.5	637.1	220.3	214.5
Consumer Finance Expenses	116.1	110.3	37.0	37.8
Interest and Other Expenses	43.5	31.0	14.4	10.0

Total Expenses	2,051.2	2,092.8	701.0	705.5

Income before Income Taxes and Equity in Net Income (Loss) of Investee	229.9	99.5	77.7	50.4
Income Tax Expense	65.6	19.0	22.2	7.4

Income before Equity in Net Income (Loss) of Investee	164.3	80.5	55.5	43.0
Equity in Net Income (Loss) of Investee	2.6	(1.3)	1.0	0.1

Net Income	$166.9	$79.2	$56.5	$43.1

Net Income Per Share	$2.44	$1.17	$0.82	$0.64

Net Income Per Share Assuming Dilution	$2.42	$1.17	$0.82	$0.64

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2004 - $4,129.5; 2003 - $3,531.6)	$4,257.2	$3,634.7
Northrop Grumman Corporation Preferred Stock at Fair Value (Cost: 2004 - $177.5; 2003 - $177.5)	232.5	220.9
Northrop Grumman Corporation Common Stock at Fair Value (Cost: 2004 - $371.9; 2003 - $572.2)	459.6	633.9
Other Equity Securities at Fair Value (Cost: 2004 - $342.6; 2003 - $342.7)	419.3	432.8
Investee (UNOVA, Inc.) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2004 - $177.8; 2003 - $290.5)	69.7	64.7
Short-term Investments at Cost which Approximates Fair Value	294.9	495.5
Other	327.4	300.4

Total Investments	6,060.6	5,782.9

Cash	67.8	65.7
Consumer Finance Receivables at Cost (Fair Value: 2004 - $960.7; 2003 - $906.7)	956.1	904.8
Other Receivables	872.9	899.4
Deferred Policy Acquisition Costs	421.5	400.2
Goodwill	344.7	344.7
Other Assets	145.6	139.1

Total Assets	$8,869.2	$8,536.8

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$2,318.6	$2,265.1
Property and Casualty	1,522.9	1,426.3

Total Insurance Reserves	3,841.5	3,691.4

Investment Certificates and Savings Accounts at Cost (Fair Value: 2004 - $916.0; 2003 - $918.9)	915.9	915.2
Unearned Premiums	824.1	794.7
Accrued and Deferred Income Taxes	260.0	382.0
Notes Payable at Amortized Cost (Fair Value: 2004 - $516.9; 2003 - $519.4)	502.6	495.7
Accrued Expenses and Other Liabilities	562.3	438.9

Total Liabilities	6,906.4	6,717.9

Shareholders’ Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 68,542,898 Shares Issued and Outstanding at September 30, 2004 and 67,778,023 Shares Issued and Outstanding at December 31, 2003	6.9	6.8
Paid-in Capital	599.6	537.8
Retained Earnings	1,129.0	1,079.8
Accumulated Other Comprehensive Income	227.3	194.5

Total Shareholders’ Equity	1,962.8	1,818.9

Total Liabilities and Shareholders’ Equity	$8,869.2	$8,536.8

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Operating Activities:
Net Income	$166.9	$79.2
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(19.2)	(17.8)
Equity in Net (Income) Loss of Investee before Taxes	(4.0)	2.0
Amortization of Investments	9.5	8.6
Decrease in Other Receivables	26.6	17.4
Increase in Insurance Reserves and Unearned Premiums	175.1	263.1
Increase (Decrease) in Accrued and Deferred Income Taxes	(135.2)	33.0
Increase in Accrued Expenses and Other Liabilities	14.5	54.8
Net Realized Investment Gains	(67.2)	(25.5)
Provision for Loan Losses	34.7	36.0
Other, Net	31.6	32.3

Net Cash Provided by Operating Activities	233.3	483.1

Investing Activities:
Sales and Maturities of Fixed Maturities	602.8	1,204.1
Purchases of Fixed Maturities	(1,206.1)	(1,742.0)
Sales of Northrop Grumman Corporation Common Stock	234.8	—
Sales of Other Equity Securities	90.6	80.1
Purchases of Equity Securities	(59.4)	(30.0)
Change in Short-term Investments	200.3	(35.1)
Acquisition and Improvements of Investment Real Estate	(26.7)	(19.9)
Sale of Investment Real Estate	4.3	—
Change in Other Investments	3.7	(4.3)
Change in Consumer Finance Receivables	(86.8)	(116.8)
Other, Net	(33.4)	(9.7)

Net Cash Used by Investing Activities	(275.9)	(673.6)

Financing Activities:
Change in Investment Certificates and Savings Accounts	0.8	83.8
Change in Universal Life and Annuity Contracts	4.4	3.4
Change in Liability for Funds Held for Securities on Loan	104.2	124.6
Notes Payable Proceeds	—	180.0
Notes Payable Payments	—	(120.0)
Cash Dividends Paid	(85.0)	(84.1)
Common Stock Repurchases	—	(1.4)
Cash Exercise of Stock Options	20.3	0.6

Net Cash Provided by Financing Activities	44.7	186.9

Increase (Decrease) in Cash	2.1	(3.6)
Cash, Beginning of Year	65.7	16.9

Cash, End of Period	$67.8	$13.3

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

The effects on Net Income, Net Income Per Share and Net Income Per Share Assuming Dilution if the fair value based method had been applied to all awards since the effective date of SFAS No. 123 for the periods presented below were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions, Except Per Share Amounts)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net Income, As Reported	$166.9	$79.2	$56.5	$43.1
Add: Stock-Based Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	4.3	1.3	1.4	0.4
Deduct: Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	(5.0)	(3.2)	(1.6)	(1.0)

Pro Forma Net Income	$166.2	$77.3	$56.3	$42.5

Net Income Per Share:
As Reported	$2.44	$1.17	$0.82	$0.64

Pro Forma	$2.43	$1.14	$0.82	$0.63

Net Income Per Share Assuming Dilution:
As Reported	$2.42	$1.17	$0.82	$0.64

Pro Forma	$2.41	$1.14	$0.81	$0.63

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Acquisition of Businesses

In June 2002, the Company acquired the personal lines property and casualty insurance business of the Kemper Insurance Companies (“KIC”). Pursuant to the agreements among the parties, KIC retained all liabilities for policies issued by Kemper Auto and Home (“KAH”) prior to the closing, while Trinity Universal Insurance Company (“Trinity”), a subsidiary of Unitrin, is entitled to premiums written for substantially all policies issued or renewed by the Kemper Auto and Home segment after the closing and is liable for losses and expenses incurred thereon. The purchase price was $42.3 million (the “Determinable Purchase Price Component”), plus 1% of premiums written over a three-year period beginning January 1, 2003 (the “Variable Purchase Price Component”). Due to the nature of the Variable Purchase Price Component, at the acquisition date the Company could not reasonably determine the contingent consideration that would be paid. Pursuant to the provisions of SFAS No. 141, “Business Combinations”, the Variable Purchase Price Component is not reflected as a cost of the acquisition until such determination can reasonably be made. The Variable Purchase Price Component is allocated to the policies written. At June 30, 2004, the Company had recorded $9.9 million in Other Assets for the amount of the Variable Purchase Price Component that had been determined through that date. As further consideration under the agreements, KIC was eligible for performance bonuses if the business met certain loss ratio criteria over the same three years. Such performance bonuses are expensed as incurred. At June 30, 2004, the Company estimated that KIC had not earned a performance bonus to date for 2004 and 2003.

In connection with the acquisition, the Company also acquired the stock of KIC’s direct distribution personal lines subsidiaries (“Kemper Direct”), which sell personal automobile insurance to consumers over the Internet. Pursuant to the provisions of the stock acquisition agreement between the Company and KIC, KIC agreed to indemnify the Company for 90% of any adverse loss and loss adjustment expense reserve development for policy losses incurred by Kemper Direct prior to the acquisition date, while KIC was entitled to 90% of any favorable development on such policy losses. At June 30, 2004, the Company had recorded a receivable of $0.9 million from KIC resulting from unfavorable development.

On August 20, 2004, the Company and KIC agreed to settle and extinguish certain liabilities and obligations arising under the acquisition including but not limited to the Variable Purchase Price Component and the performance bonus (the “KIC Settlement”). On August 31, 2004, the Company paid KIC $13.0 million to settle the Variable Purchase Price Component for all remaining periods, $18.4 million to settle the performance bonus, and $5.0 million for premium taxes and certain other accrued costs. At the same time, KIC paid the Company $3.6 million to settle its obligation to reimburse the Company for the cost of administering certain business of KIC which was excluded from the acquisition and $0.9 million to settle KIC’s obligation under the loss indemnification described above.

During the third quarter of 2004, the Company recorded a consolidated charge of $14.9 million before-tax in connection with the KIC Settlement due primarily to the performance bonus of $18.4 million before-tax, which is included in Insurance Expenses in the Condensed Consolidated Statements of Income, partially offset by certain service fee adjustments, which are included in Other Income in the Condensed Consolidated Statements of Income. The Variable Purchase Price Component of $13.0 million was capitalized and recorded in Other Assets.

At the acquisition date, Unitrin’s property and casualty insurance subsidiaries were not licensed in all the states where the KAH business is written nor were certain computer and data processing modifications completed to allow for the migration of the KAH business to the Company’s property and casualty insurance subsidiaries. Accordingly, to facilitate the transition of such business to Unitrin’s property and casualty insurance subsidiaries, KIC and Trinity entered into a quota share reinsurance agreement whereby Trinity reinsured, on a 100% indemnity basis, substantially all of the KAH business written or renewed by KIC after the acquisition date. KIC’s financial condition deteriorated rapidly after the acquisition, and accordingly, Unitrin accelerated its transition of the business directly to its property and casualty insurance subsidiaries. Unitrin’s property and casualty insurance subsidiaries have obtained all necessary licenses and have completed all necessary computer and data processing modifications. The transition of the business directly to Unitrin’s property and casualty insurance companies is substantially complete. The amount of business yet to be transitioned directly to Unitrin’s property and casualty insurance companies is insignificant.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Investment in Investee

Equity in Net Income (Loss) of Investee was income of $2.6 million and income of $1.0 million for the nine and three months ended September 30, 2004, respectively, compared to a loss of $1.3 million and income of $0.1 million for the nine and three months ended September 30, 2003, respectively. Unitrin accounts for its investment in its investee, UNOVA, Inc. (“UNOVA”), under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information, which generally results in a three month delay in the inclusion of UNOVA’s results in Unitrin’s consolidated financial statements. Prior to the periods presented in the Condensed Consolidated Financial Statements, Unitrin determined that a decline in the fair value of its investment in UNOVA was other than temporary under applicable accounting standards. Accordingly, Unitrin reduced the carrying value of its investment in UNOVA to its then current estimated realizable value and allocated the reduction to Unitrin’s proportionate share of UNOVA’s non-current assets. Accordingly, Unitrin’s reported equity in the net income of UNOVA differs from Unitrin’s proportionate share of UNOVA’s reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets. The fair value of Unitrin’s investment in UNOVA subsequently recovered such that the fair value exceeded the carrying value of Unitrin’s investment in UNOVA by $108.1 million and $225.8 million at September 30, 2004 and December 31, 2003, respectively. In accordance with applicable accounting standards, such excess is not included in the unaudited Condensed Consolidated Financial Statements.

Note 4 - Other Receivables

As previously disclosed in the 2003 Annual Report, under the agreement governing the 1999 acquisition of Valley Group, Inc. (“VGI”), the Company was entitled to recover 90% of unfavorable development on VGI’s pre-acquisition loss and loss adjustment expense reserves from the seller, White Mountains Insurance Group, Ltd. (“White Mountains”) (formerly Fund American Enterprise Holdings, Inc.). Recovery was subject to a maximum limit of $50 million. Such reserves experienced unfavorable development, 90% of the amount of which exceeded the maximum recovery under the agreement. Accordingly, the recoverable had been recorded at the maximum limit.

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

On December 31, 2002, Unitrin completed the acquisition of two insurance companies, General Security Insurance Company and General Security Property and Casualty Company (the “SCOR Companies”), from SCOR Reinsurance Company (“SCOR”). Other Receivables at September 30, 2004 and December 31, 2003 included reinsurance recoverables of $206.2 million and $234.4 million, respectively, from General Security National Insurance Company (“GSNIC”), a subsidiary of SCOR. Under the agreement governing the acquisition of the SCOR Companies, SCOR and/or GSNIC are responsible for all liabilities of the SCOR Companies incurred prior to the acquisition. Accordingly, in connection with the sale, GSNIC entered into a reinsurance agreement with the SCOR Companies whereby GSNIC reinsured all of the business written by the seller using the SCOR Companies. To the extent the SCOR Companies are not fully relieved of their legal obligations to policyholders under the reinsurance agreement, Unitrin reports an obligation to policyholders as a liability of the SCOR Companies, with an offsetting and corresponding reinsurance recoverable from GSNIC. The ceding of the SCOR Companies’ insurance liabilities does not discharge the primary liability of the SCOR Companies; therefore, the SCOR Companies remain contingently liable should GSNIC not be financially able to meet the obligations. Pursuant to the reinsurance agreement, should GSNIC become unauthorized in any jurisdiction where authorization or licensure by governmental authorities is required in order for the SCOR Companies to take full credit on their statutory financial statements for reinsurance ceded to GSNIC, or should GSNIC be notified that it is required to file a risk-based capital (“RBC”) plan as a result of its RBC falling below required levels, certain remedies are available. In either case, the reinsurance agreement requires GSNIC to collateralize its outstanding reinsured obligation. On April 1, 2004, A.M. Best Co., Inc., the principal insurance company rating agency, reaffirmed the “B++” (Very Good) rating of GSNIC, assigned the rating an outlook of “stable” and removed the “under review” status of the rating. The Company believes that its reinsurance recoverable from GSNIC continues to be fully collectable at September 30, 2004.

Note 5 - Income Taxes

During the third quarter of 2004, an income tax benefit of $0.9 million was recorded for federal income tax adjustments related to the tax year that ended on December 31, 2000. During the third quarter of 2004, the statute of limitations expired for the tax year that ended on December 31, 2000. During the third quarter of 2003, an income tax benefit of $6.0 million was recorded for federal income tax adjustments primarily related to tax years ending on or before December 31, 1999. During the third quarter of 2003, the Company either reached agreement with the Internal Revenue Service (the “IRS”) or the statute of limitations expired for all tax years ending on or before December 31, 1999. The IRS is currently examining the 2001 and 2002 tax years. The Company believes it is adequately accrued for any possible adjustments that may result from this examination and that resolution of this examination will not have a material adverse effect on the Company’s financial position. However, there can be no assurance that resolution of any open tax year will not produce an adjustment which could have a material effect on the Company’s financial results for any given period.

During the third quarter of 2004, Fireside Securities Corporation (“Fireside”), a subsidiary of Unitrin, received and paid a final assessment from the California Franchise Tax Board regarding its California franchise tax returns for 1998, 1999 and 2000. The impact of this assessment was not material to the Company’s consolidated financial statements.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Notes Payable

Total Debt Outstanding at September 30, 2004 and December 31, 2003 was:

(Dollars in Millions)	Sept. 30, 2004	Dec. 31, 2003
Senior Notes at Amortized Cost:
5.75% Senior Notes due July 1, 2007	$298.2	$297.7
4.875% Senior Notes due November 1, 2010	198.2	198.0
Mortgage Note Payable at Amortized Cost	6.2	—

Total Debt Outstanding	$502.6	$495.7

The Company had no outstanding advances under its unsecured revolving credit agreement at September 30, 2004 and December 31, 2003. On June 23, 2004, the Company acquired certain investment real estate for $5.3 million in cash and the assumption of an existing mortgage note payable of $6.3 million.

Interest Paid, including facility fees, for the nine and three months ended September 30, 2004 and 2003 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Notes Payable under Revolving Credit Agreement	$0.3	$1.4	$0.1	$0.6
5.75% Senior Notes due July 1, 2007	17.2	17.2	8.6	8.6
4.875% Senior Notes due November 1, 2010	4.9	—	—	—
Mortgage Note Payable	0.1	—	0.1	—

Total Interest Paid	$22.5	$18.6	$8.8	$9.2

Interest Expense, including facility fees and accretion of discount, for the nine and three months ended September 30, 2004 and 2003 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Notes Payable under Revolving Credit Agreement	$0.3	$1.5	$0.1	$0.6
5.75% Senior Notes due July 1, 2007	13.4	13.4	4.5	4.5
4.875% Senior Notes due November 1, 2010	7.5	—	2.5	—
Mortgage Note Payable	0.1	—	0.1	—

Total Interest Expense	$21.3	$14.9	$7.2	$5.1

Note 7 - Securities Lending

Some of the Company’s subsidiaries are parties to securities lending agreements whereby unrelated parties, primarily large brokerage firms, borrow securities from the subsidiaries’ accounts. Borrowers of these securities must deposit cash collateral with the subsidiaries equal to 102% of the fair value of the securities loaned. The subsidiaries continue to receive the interest on loaned securities as beneficial owners, and accordingly, the loaned securities are included in Fixed Maturities. The amount of collateral received is invested in short-term securities and is included in the Condensed Consolidated Financial Statements as Short-term Investments with a corresponding Liability for Funds Held for Securities on Loan included in Accrued Expenses and Other Liabilities. The fair value of collateral held was $104.2 million at September 30, 2004. No securities were on loan at December 31, 2003.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Shareholders’ Equity

On August 4, 2004 the Company’s Board of Directors decided to extend for an additional 10 years the protections provided by the shareholder rights plan previously adopted in 1994. In order to implement the extension, the Company’s Board of Directors declared a dividend distribution of one new right for each outstanding share of Unitrin common stock to shareholders of record at the close of business on August 16, 2004 (the “2004 Rights”). The 2004 Rights replaced the previously outstanding rights which had expired in accordance with their terms on August 3, 2004. The description and terms of the 2004 Rights are set forth in a rights agreement between the Company and Wachovia Bank, National Association, as rights agent.

Note 9 - Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution for the nine and three months ended September 30, 2004 and 2003 were as follows:

	Nine Months Ended		Three Months Ended
(Dollars and Shares in Millions, Except Per Share Amounts)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net Income	$166.9	$79.2	$56.5	$43.1
Dilutive Effect on Net Income from Investee’s Equivalent Shares	(0.1)	—	—	—

Net Income Assuming Dilution	$166.8	$79.2	$56.5	$43.1

Weighted Average Common Shares Outstanding	68.3	67.6	68.5	67.5
Dilutive Effect of Unitrin Stock Option Plans	0.5	0.1	0.5	0.1

Weighted Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	68.8	67.7	69.0	67.6

Net Income Per Share	$2.44	$1.17	$0.82	$0.64

Net Income Per Share Assuming Dilution	$2.42	$1.17	$0.82	$0.64

Options outstanding at September 30, 2004 and 2003 to purchase 1.2 million shares and 5.2 million shares, respectively, of Unitrin common stock were excluded from the computation of Net Income Per Share Assuming Dilution for the nine months ended September 30, 2004 and 2003, respectively, because the exercise price exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 - Other Comprehensive Income (Loss)

Other Comprehensive Income (Loss) for the nine and three months ended September 30, 2004 and 2003 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Increase (Decrease) in Unrealized Gains, Net of Reclassification Adjustment for Gains Included in Net Income	$48.8	$(97.1)	$85.5	$(74.2)
Other	1.8	3.9	(0.6)	4.2
Effect of Income Taxes	(17.8)	32.6	(29.9)	24.6

Other Comprehensive Income (Loss)	$32.8	$(60.6)	$55.0	$(45.4)

The Company’s Investment in Investee is accounted for under the equity method of accounting and, accordingly, changes in its fair value are excluded from the determination of Total Comprehensive Income and Other Comprehensive Income (Loss). Total Comprehensive Income for the nine months ended September 30, 2004 and 2003 was $199.7 million and $18.6 million, respectively. Total Comprehensive Income for the three months ended September 30, 2004 was $111.5 million. Total Comprehensive Loss for the three months ended September 30, 2003 was $2.3 million.

Note 11 - Income from Investments

Net Investment Income for the nine and three months ended September 30, 2004 and 2003 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Investment Income:
Interest and Dividends on Fixed Maturities	$143.9	$125.4	$51.4	$43.5
Dividends on Northrop Preferred Stock	9.3	6.2	3.1	3.1
Dividends on Northrop Common Stock	6.9	9.2	2.0	3.1
Dividends on Other Equity Securities	8.7	9.3	2.8	2.9
Short-term	3.8	3.9	1.4	1.0
Real Estate	18.2	17.9	6.5	6.0
Other	12.7	9.0	4.1	3.4

Total Investment Income	203.5	180.9	71.3	63.0

Investment Expenses:
Real Estate	13.4	12.7	4.9	4.4
Other	1.0	1.0	0.5	0.3

Total Investment Expenses	14.4	13.7	5.4	4.7

Net Investment Income	$189.1	$167.2	$65.9	$58.3

Dividends on Northrop Preferred Stock increased for the nine months ended September 30, 2004, compared to the same period in 2003, due to the timing of the ex-dividend date.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Income from Investments (continued)

The components of Net Realized Investment Gains for the nine and three months ended September 30, 2004 and 2003 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Fixed Maturities:
Gains on Dispositions	$1.4	$10.3	$0.3	$2.7
Losses on Dispositions	(0.4)	(0.7)	(0.2)	(0.6)
Losses from Write-downs	(0.1)	(2.5)	(0.1)	(0.8)
Northrop Common Stock:
Gains on Dispositions	34.4	—	2.8	—
Other Equity Securities:
Gains on Dispositions	36.4	34.5	24.7	7.5
Losses on Dispositions	(0.7)	(2.4)	(0.3)	—
Losses from Write-downs	(4.5)	(11.8)	(2.6)	—
Other Investments:
Gains on Dispositions	1.0	0.1	0.1	—
Losses on Dispositions	(0.3)	(0.2)	—	—
Losses from Write-downs	—	(1.8)	—	—

Net Realized Investment Gains	$67.2	$25.5	$24.7	$8.8

Net Realized Investment Gains were $67.2 million and $24.7 million for the nine and three months ended September 30, 2004, respectively, compared to $25.5 million and $8.8 million for the same periods in 2003. Net Realized Investment Gains for the nine months ended September 30, 2004 includes pre-tax gains of $34.4 million from sales of a portion of the Company’s investment in Northrop Grumman Corporation (“Northrop”) common stock, pre-tax gains of $26.3 million from sales of a portion of the Company’s investment in Baker Hughes, Inc. (“Baker Hughes”) common stock and pre-tax gains of $3.6 million resulting from sales of a portion of the Company’s investment in Hartford Financial Services Group, Inc. (“Hartford”) common stock. Net Realized Investment Gains for the three months ended September 30, 2004 includes pre-tax gains of $2.8 million from sales of a portion of the Company’s investment in Northrop common stock and pre-tax gains of $21.9 million from sales of a portion of the Company’s investment in Baker Hughes common stock. The fair value of the Company’s remaining investments in Northrop common stock, Baker Hughes common stock and Hartford common stock was $459.6 million, $50.9 million and $18.7 million, respectively, at September 30, 2004. The Company cannot anticipate when or if similar investment gains may occur in the future.

Net Realized Investment Gains for the nine months ended September 30, 2003 includes pre-tax gains of $12.0 million from sales of a portion of the Company’s investment in ITT Industries, Inc. (“ITT”) common stock, pre-tax gains of $6.6 million from sales of the Company’s investment in Insurance Services Office, Inc. (“ISO”) common stock and pre-tax gains of $4.4 million resulting from sales of a portion of the Company’s investment in Baker Hughes common stock. Net Realized Investment Gains for the three months ended September 30, 2003 includes pre-tax gains of $2.8 million from sales of the Company’s investment in Hartford common stock. Net Realized Investment Gains for the nine months ended September 30, 2003, includes a pre-tax loss of $1.8 million to write down investment real estate. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Income from Investments (continued)

The Company continues to regularly review its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include: 1) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value; 2) the duration and extent to which the fair value has been less than cost; and 3) the financial condition and prospects of the issuer. Net Realized Investment Gains for the nine and three months ended September 30, 2004 includes pre-tax losses of $4.6 million and $2.7 million, respectively, resulting from other than temporary declines in the fair value of investments. Net Realized Investment Gains for the nine and three months ended September 30, 2003 includes pre-tax losses of $14.3 million and $0.8 million, respectively, resulting from other than temporary declines in the fair value of investments. Net Realized Investment Gains for the nine months ended September 30, 2003 includes a pre-tax loss of $1.8 million to write down investment real estate. The Company cannot anticipate when or if similar investment losses may occur in the future.

Note 12 - Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the nine and three months ended September 30, 2004 and 2003 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Service Cost Benefits Earned	$9.7	$12.4	$2.9	$4.0
Interest Cost on Projected Benefit Obligations	12.9	13.1	4.2	4.2
Expected Return on Plan Assets	(14.9)	(12.8)	(4.7)	(4.0)
Net Amortization and Deferral	(0.1)	—	(0.1)	—

Total Pension Expense	$7.6	$12.7	$2.3	$4.2

Based on the Company’s most recent actuarial valuation, the Company does not expect to make contributions to its pension plans in 2004.

The components of Postretirement Benefits Other than Pensions Expense for the nine and three months ended September 30, 2004 and 2003 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Service Cost Benefits Earned	$0.1	$0.4	$—	$0.2
Interest Cost on Projected Benefit Obligations	2.7	2.5	0.9	0.8
Net Amortization and Deferral	(0.6)	(1.1)	(0.2)	(0.3)

Total Postretirement Benefits Other than Pensions Expense	$2.2	$1.8	$0.7	$0.7

Based on the Company’s most recent actuarial valuation, the Company expects to contribute $5.1 million to its postretirement benefits other than pensions plan in 2004.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 - Business Segments

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

The Specialty Lines Insurance segment primarily consists of automobile insurance sold to individuals and businesses in the non-standard and specialty market through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their driving records.

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

The Consumer Finance segment makes consumer loans primarily for the purchase of pre-owned automobiles and offers savings products in the form of investment certificates.

As discussed in Note 2 to the Condensed Consolidated Financial Statements, during the third quarter of 2004 the Company expensed the $18.4 million performance bonus paid to KIC in connection with the KIC Settlement. For management reporting purposes, the Company does not allocate such expense to the Kemper Auto and Home segment. Accordingly, such expense is included in Other Expense, Net for management reporting purposes. It is also the Company’s management practice to allocate certain corporate expenses to its operating units. The Company considers the management of certain investments, including Northrop common and preferred stock, Baker Hughes common stock and UNOVA common stock, to be a corporate responsibility. Accordingly, the Company does not allocate dividend income from these investments to its operating segments. The Company does not allocate Net Realized Investment Gains to its operating segments. In the first quarter of 2004, the Company began allocating income taxes to its operating segments. Income taxes have also been allocated to the Company’s operating segments in 2003 to conform to the current presentation.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 - Business Segments (continued)

Segment Revenues for the nine and three months ended September 30, 2004 and 2003 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Revenues:
Multi Lines Insurance:
Earned Premiums	$352.6	$408.4	$117.3	$132.0
Net Investment Income	27.5	24.8	9.6	8.9

Total Multi Lines Insurance	380.1	433.2	126.9	140.9

Specialty Lines Insurance:
Earned Premiums	368.0	386.4	122.8	131.1
Net Investment Income	12.8	11.8	4.6	3.7

Total Specialty Lines Insurance	380.8	398.2	127.4	134.8

Kemper Auto and Home:
Earned Premiums	503.5	432.6	174.2	167.0
Net Investment Income	18.9	10.9	7.1	4.3
Other Income	6.7	15.8	4.4	2.6

Total Kemper Auto and Home	529.1	459.3	185.7	173.9

Unitrin Direct:
Earned Premiums	137.0	109.3	49.2	38.9
Net Investment Income	4.8	2.0	1.8	1.2

Total Unitrin Direct	141.8	111.3	51.0	40.1

Life and Health Insurance:
Earned Premiums	501.4	496.4	167.2	165.3
Net Investment Income	108.8	100.0	37.8	33.3
Other Income	3.0	3.3	1.2	1.1

Total Life and Health Insurance	613.2	599.7	206.2	199.7

Consumer Finance	150.6	145.1	51.1	50.1

Total Segment Revenues	2,195.6	2,146.8	748.3	739.5

Unallocated Dividend Income	16.9	16.3	5.3	6.4
Net Realized Investment Gains	67.2	25.5	24.7	8.8
Other	1.4	3.7	0.4	1.2

Total Revenues	$2,281.1	$2,192.3	$778.7	$755.9

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 - Business Segments (continued)

Segment Operating Profit for the nine and three months ended September 30, 2004 and 2003 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Segment Operating Profit (Loss):
Multi Lines Insurance	$40.0	$10.4	$17.6	$7.9
Specialty Lines Insurance	32.3	28.1	11.6	10.0
Kemper Auto and Home	21.2	(33.0)	5.0	(8.0)
Unitrin Direct	(5.6)	(16.7)	(0.7)	(2.4)
Life and Health Insurance	61.8	48.8	24.7	20.1
Consumer Finance	34.5	34.8	14.0	12.3

Total Segment Operating Profit	184.2	72.4	72.2	39.9

Unallocated Dividend Income	16.9	16.3	5.3	6.4
Net Realized Investment Gains	67.2	25.5	24.7	8.8
Other Expense, Net	(38.4)	(14.7)	(24.5)	(4.7)

Income Before Income Taxes and Equity in Net Income (Loss) of Investee	$229.9	$99.5	$77.7	$50.4

Segment Net Income for the nine and three months ended September 30, 2004 and 2003 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Segment Net Income (Loss):
Multi Lines Insurance	$31.4	$10.7	$13.0	$6.4
Specialty Lines Insurance	23.3	20.0	8.4	7.0
Kemper Auto and Home	17.0	(19.9)	4.5	(4.5)
Unitrin Direct	(2.3)	(10.1)	(0.1)	(0.9)
Life and Health Insurance	40.5	32.5	15.8	13.5
Consumer Finance	19.9	20.3	8.1	7.3

Total Segment Net Income	129.8	53.5	49.7	28.8
Net Income From:
Unallocated Dividend Income	14.8	13.9	4.6	5.5
Net Realized Investment Gains	43.6	16.7	16.0	5.8
Other Income (Expense), Net	(23.9)	(3.6)	(14.8)	2.9

Income Before Equity in Net Income (Loss) of Investee	164.3	80.5	55.5	43.0
Equity in Net Income (Loss) of Investee	2.6	(1.3)	1.0	0.1

Net Income	$166.9	$79.2	$56.5	$43.1

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 - Related Party Transactions

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

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based upon the fair market value of the assets under management. At September 30, 2004, the Company’s subsidiaries and the Company’s pension plan had approximately $159.2 million and $70.5 million, respectively, in investments managed by FS&C. During the first nine months of 2004, the Company’s subsidiaries and the Company’s pension plan paid $0.5 million in the aggregate to FS&C. During the first nine months of 2003, the Company’s subsidiaries and the Company’s pension plan paid $0.4 million in the aggregate to FS&C.

With respect to the Company’s 401(k) Savings Plan, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. As of September 30, 2004, employees participating in the Company’s 401(k) Savings Plan had allocated approximately $24.9 million for investment in the Dreyfus Appreciation Fund, representing approximately 12% of the total amount invested in the Company’s 401(k) Savings Plan.

The Company believes that the transactions described above have been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

As described in Note 16, the Company also has certain relationships with mutual insurance holding companies and mutual insurance companies. Such companies are owned by the policyholders of such companies or their insurance subsidiaries.

Note 15 - Legal Proceedings

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16 - Relationships with Mutual Holding Companies and Mutual Insurance Companies

Trinity and Milwaukee Insurance Company (“MIC”) are parties to a quota share reinsurance agreement whereby Trinity assumes 95% of the business written or assumed by MIC. MIC is owned by Mutual Insurers Holding Company (“MIHC”), which in turn is owned by MIC’s policyholders. Effective July 1, 2001, MIC and First Nonprofit Insurance Company (through its predecessor, First Nonprofit Mutual Insurance Company) (“FNP”) are parties to a quota share reinsurance agreement whereby MIC assumes 80% of the business written or assumed by FNP. Pursuant to an amendment to the MIC/FNP reinsurance agreement, which became effective January 15, 2003, FNP agrees to arrange for its parent company, First Nonprofit Mutual Holding Company (“FNMHC”), to nominate a simple majority to the FNMHC Board of Directors, as selected by MIC. On January 15, 2003, FNMHC elected five employees of the Company, as selected by MIC, to the FNMHC Board of Directors pursuant to the terms of the amendment. Such employees continue to serve as directors of FNMHC at September 30, 2004. FNP is owned by FNMHC, which in turn is owned by FNP’s policyholders. Five employees of the Company also serve as directors of MIHC’s nine member Board of Directors. Two employees of the Company also serve as directors of MIC, but together do not constitute a majority of MIC’s Board of Directors. The quota share agreements above can be terminated at anytime by each of the parties to the respective agreements, subject to the notice requirements in such agreements.

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Summary of Results

Net Income was $166.9 million ($2.44 per common share) and $56.5 million ($0.82 per common share) for the nine and three months ended September 30, 2004, respectively, compared to $79.2 million ($1.17 per common share) and $43.1 million ($0.64 per common share) for the same periods in 2003. As discussed throughout this Management’s Discussion and Analysis of Results of Operations and Financial Condition, Net Income increased for the nine and three months ended September 30, 2004 due primarily to higher segment operating profit and higher net realized investment gains, partially offset by the effects of the previously announced settlement with the Kemper Insurance Companies (“KIC”) (see KIC Settlement below).

Total catastrophe losses were $35.6 million and $20.6 million for the nine and three months ended September 30, 2004, respectively, compared to $45.1 million and $17.9 million for the same periods in 2003. Total catastrophe losses decreased for the nine months ended September 30, 2004, compared to the same period in 2003, despite catastrophe losses from Hurricanes Charley, Frances, Ivan and Jeanne, due primarily to lower catastrophe losses in the Multi Lines Insurance segment.

Earned Premiums for the nine months ended September 30, 2004 increased by $29.4 million, compared to the same period in 2003, due primarily to a $24.4 million increase in earned premiums in the Unitrin Property and Casualty Insurance Group. The Unitrin Property and Casualty Insurance Group consists of the Multi Lines Insurance, Specialty Lines Insurance, Kemper Auto and Home and Unitrin Direct segments.

Earned Premiums decreased $3.6 million for the three months ended September 30, 2004, compared to the same period in 2003, due primarily to $5.5 million decrease in earned premiums in the Unitrin Property and Casualty Insurance Group.

Consumer Finance Revenues increased by $5.5 million and $1.0 million for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003, due primarily to a higher level of loans outstanding.

Net Investment Income increased by $21.9 million for the nine months ended September 30, 2004, compared to the same period in 2003, due primarily to higher levels of investments. Net Investment Income increased by $7.6 million for the three months ended September 30, 2004, compared to the same period in 2003, due to higher levels of investments and also partially due to higher yields on investments. The Company reduced its short term investments during 2004 and reinvested those funds in higher yielding fixed maturities with longer durations.

Other Income decreased by $9.7 million for the nine months ended September 30, 2004, compared to the same period in 2003, due primarily to lower administration fees earned to administer run-off business excluded from the acquisition of the personal lines business of KIC, partially offset by certain adjustments in connection with the KIC Settlement.

Other Income increased by $1.9 million for the three months ended September 30, 2004, compared to the same period in 2003, due primarily to certain adjustments in connection with the KIC Settlement, partially offset by lower administration fees earned to administer run-off business excluded from the acquisition of the personal lines business of KIC.

Net Realized Investment Gains were $67.2 million and $24.7 million for the nine and three months ended September 30, 2004, respectively, compared to $25.5 million and $8.8 million for the same periods in 2003. Net Realized Investment Gains for the nine months ended September 30, 2004 includes pre-tax gains of $34.4 million from sales of a portion of the Company’s investment in Northrop Grumman Corporation (“Northrop”) common stock, pre-tax gains of $26.3 million from sales of a portion of the Company’s investment in Baker Hughes, Inc. (“Baker Hughes”) common stock and pre-tax gains of $3.6 million resulting from sales of a portion of the Company’s investment in Hartford Financial Services Group, Inc. (“Hartford”) common stock. Net Realized Investment Gains for the three months ended September 30, 2004 includes pre-tax gains of $2.8 million from sales of a portion of the Company’s investment in Northrop common stock and pre-tax gains of $21.9 million from sales of a portion of the Company’s investment in Baker Hughes common stock. The fair value of the Company’s remaining investments in Northrop common stock, Baker Hughes common stock and Hartford common stock was $459.6 million, $50.9 million and $18.7 million, respectively, at September 30, 2004. The Company cannot anticipate when or if similar investment gains may occur in the future.

Summary of Results (continued)

Net Realized Investment Gains for the nine months ended September 30, 2003, includes pre-tax gains of $12.0 million from sales of a portion of the Company’s investment in ITT Industries, Inc. (“ITT”) common stock, pre-tax gains of $6.6 million from sales of the Company’s investment in Insurance Services Office, Inc. (“ISO”) common stock and pre-tax gains of $4.4 million resulting from sales of a portion of the Company’s investment in Baker Hughes common stock. Net Realized Investment Gains for the three months ended September 30, 2003 includes pre-tax gains of $2.8 million from sales of the Company’s investment in Hartford common stock. The Company cannot anticipate when or if similar investment gains may occur in the future.

Unitrin Property and Casualty Insurance Group

The Unitrin Property and Casualty Insurance Group consists of the Multi Lines Insurance, Specialty Lines Insurance, Kemper Auto and Home and Unitrin Direct segments. Results for the Unitrin Property and Casualty Insurance Group for the nine and three months ended September 30, 2004 and 2003 are summarized below:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Earned Premiums	$1,361.1	$1,336.7	$463.5	$469.0
Net Investment Income	64.0	49.5	23.1	18.1
Other Income	6.7	15.8	4.4	2.6

Total Revenues	1,431.8	1,402.0	491.0	489.7

Incurred Losses	963.2	1,024.5	331.1	352.3
Insurance Expenses	380.7	388.7	126.4	129.9

Operating Profit (Loss)	87.9	(11.2)	33.5	7.5
Income Tax Benefit (Expense)	(18.5)	11.9	(7.7)	0.5

Net Income	$69.4	$0.7	$25.8	$8.0

Ratio Based on Earned Premiums
Incurred Loss Ratio (excluding Catastrophes)	68.7%	73.5%	68.2%	71.6%
Incurred Catastrophe Loss Ratio	2.1%	3.1%	3.2%	3.5%

Total Incurred Loss Ratio	70.8%	76.6%	71.4%	75.1%
Incurred Expense Ratio	28.0%	29.1%	27.3%	27.7%

Combined Ratio	98.8%	105.7%	98.7%	102.8%

The Company’s Life and Health Insurance segment’s employee-agents also market property insurance products. The results from these products are reported in the Life and Health Insurance segment. Accordingly, the results presented above for the Unitrin Property and Casualty Insurance Group exclude the property insurance products marketed by such employee-agents.

Earned Premiums in the Unitrin Property and Casualty Insurance Group increased by $24.4 million for the nine months ended September 30, 2004, compared to the same period in 2003, due primarily to a $70.9 million increase in earned premiums in the Kemper Auto and Home segment and a $27.7 million increase in earned premiums in the Unitrin Direct segment, partially offset by a $55.8 million decrease in earned premiums in the Multi Lines Insurance segment and a $18.4 million decrease in earned premiums in the Specialty Lines Insurance segment.

Earned Premiums in the Unitrin Property and Casualty Insurance Group decreased $5.5 million for the three months ended September 30, 2004, compared to the same period in 2003. Earned Premiums decreased by $14.7 million in the Multi Lines Insurance segment and decreased by $8.3 million in the Specialty Lines Insurance segment. Earned Premiums increased by $10.3 million in the Unitrin Direct segment and increased by $7.2 million in the Kemper Auto and Home segment.

Unitrin Property and Casualty Insurance Group (continued)

Operating Profit in the Unitrin Property and Casualty Insurance Group increased by $99.1 million and $26.0 million for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003. Operating Profit in the Multi Lines Insurance segment increased by $29.6 million and $9.7 million for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003. Operating Profit in the Specialty Lines Insurance segment increased by $4.2 million and $1.6 million for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003. Operating Profit in the Kemper Auto and Home segment increased by $54.2 million and $13.0 million for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003. Operating results in the Unitrin Direct segment improved by $11.1 million and $1.7 million for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003.

The Company intends to combine the personal lines insurance operations of its Multi Lines Insurance segment with the operations of its Kemper Auto and Home segment in 2005. The Company expects that the combination will help it achieve greater economies of scale, reduce expenses and provide more options for its independent agents. The Company is unable to predict the effect that the combination will have on written and earned premiums. The Company estimates that it will incur certain restructuring costs, including but not limited to severance and other employee related costs, office closing costs, and certain computer system costs, in connection with the combination. The Company estimates that it will recognize expense in the range between $14 million before-tax to $17 million before-tax for these costs over the next 27 months.

Catastrophe Losses

Total catastrophe losses were $35.6 million before-tax and $20.6 million before-tax for the nine and three months ended September 30, 2004, respectively, compared to $45.1 million before-tax and $17.9 million before-tax for the same periods in 2003. Total catastrophe losses decreased for the nine months ended September 30, 2004, compared to the same period in 2003, despite catastrophe losses from Hurricanes Charley, Frances, Ivan and Jeanne, due primarily to lower catastrophe losses in the Multi Lines Insurance segment.

During the third quarter of 2004, four hurricanes (Charley, Frances, Ivan and Jeanne) made landfall in several states along the Gulf Coast and the eastern United States. All four hurricanes made landfall in the state of Florida, the first time in over 100 years that four hurricanes have made landfall in the same state in the same hurricane season. The Company’s estimated catastrophe losses before-tax from these hurricanes, net of estimated recoveries from the Florida Hurricane Catastrophe Fund, were:

(Dollars in Millions)	Charley	Frances	Ivan	Jeanne	Total
Multi Lines Insurance	$—	$0.3	$0.6	$—	$0.9
Specialty Lines Insurance	—	—	—	—	—
Kemper Auto and Home	2.9	4.0	4.0	1.5	12.4
Unitrin Direct	0.6	0.3	0.2	0.5	1.6

Unitrin Property and Casualty Insurance Group	3.5	4.6	4.8	2.0	14.9
Property Insurance Sold by Career Agents	1.1	1.1	1.6	1.5	5.3

Total Losses	$4.6	$5.7	$6.4	$3.5	$20.2

The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of actual reinsurance recoveries, may vary materially from the estimated amount reserved. Estimates of the number of and severity of claims ultimately reported are influenced by many variables, including but not limited to repair or reconstruction costs, that are difficult to quantify and will influence the final amount of the claim settlement. All these factors, coupled with the impact of the availability of labor and material on costs, require significant judgment in the reserve setting process. A change in any one or more of these factors is likely to result in an ultimate net claim cost different from the estimated reserve. The Company believes that such difference, if any, will not have a material adverse effect on the Company’s financial position. However, given the uncertainty of claim reporting and settlement process, there can be no assurance that a change in the Company’s estimate for these hurricanes will not have a material effect on the Company’s financial results for any given period.

KIC Settlement

In June 2002, the Company acquired the personal lines property and casualty insurance business of KIC. Pursuant to the agreements among the parties, KIC retained all liabilities for policies issued by Kemper Auto and Home (“KAH”) prior to the closing, while Trinity Universal Insurance Company (“Trinity”), a subsidiary of Unitrin, is entitled to premiums written for substantially all policies issued or renewed by the Kemper Auto and Home segment after the closing and is liable for losses and expenses incurred thereon. The purchase price was $42.3 million (the “Determinable Purchase Price Component”), plus 1% of premiums written over a three-year period beginning January 1, 2003 (the “Variable Purchase Price Component”). Due to the nature of the Variable Purchase Price Component, at the acquisition date the Company could not reasonably determine the contingent consideration that would be paid. Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the Variable Purchase Price Component is not reflected as a cost of the acquisition until such determination can reasonably be made. The Variable Purchase Price Component is allocated to the policies written. At June 30, 2004, the Company had recorded $9.9 million in Other Assets for the amount of the Variable Purchase Price Component that had been determined through that date. As further consideration under the agreements, KIC was eligible for performance bonuses if the business met certain loss ratio criteria over the same three years. Such performance bonuses are expensed as incurred. At June 30 2004, the Company estimated that KIC had not earned a performance bonus to date for 2004 and 2003.

In connection with the acquisition, the Company also acquired the stock of KIC’s direct distribution personal lines subsidiaries (“Kemper Direct”), which sell personal automobile insurance to consumers over the Internet. Pursuant to the provisions of the stock acquisition agreement between the Company and KIC, KIC agreed to indemnify the Company for 90% of any adverse loss and loss adjustment expense reserve development for policy losses incurred by Kemper Direct prior to the acquisition date, while KIC was entitled to 90% of any favorable development on such policy losses. At June 30, 2004, the Company had recorded a receivable of $0.9 million from KIC resulting from unfavorable development.

On August 20, 2004, the Company and KIC agreed to settle and extinguish certain liabilities and obligations arising under the acquisition including but not limited to the Variable Purchase Price Component and the performance bonus (the “KIC Settlement”). On August 31, 2004, the Company paid KIC $13.0 million to settle the Variable Purchase Price Component for all remaining periods, $18.4 million to settle the performance bonus, and $5.0 million for premium taxes and certain other accrued costs. At the same time, KIC paid the Company $3.6 million to settle its obligation to reimburse the Company for the cost of administering certain business of KIC which was excluded from the acquisition and $0.9 million to settle KIC’s obligation under the loss indemnification described above.

During the third quarter of 2004, the Company recorded a consolidated charge of $14.9 million before-tax in connection with the KIC Settlement due primarily to the performance bonus of $18.4 million before-tax, which is included in Insurance Expenses in the Condensed Consolidated Statements of Income, partially offset by certain service fee adjustments, which are included in Other Income in the Condensed Consolidated Statements of Income. The Variable Purchase Price Component has been capitalized and is recorded in Other Assets. For management reporting purposes, the Company has not allocated the performance bonus to the Kemper Auto and Home segment, and accordingly, such expense is included in Other Expense, Net in Note 13—Business Segments to the Condensed Consolidated Financial Statements. The net impact of the KIC Settlement included in the Kemper Auto and Home segment for both the nine and three months ended September 30, 2004 was a gain of $3.5 million before-tax.

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

Multi Lines Insurance

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Earned Premiums:
Personal Lines:
Personal Automobile	$146.6	$151.2	$48.8	$50.6
Homeowners	51.5	53.1	17.0	18.1
Other	6.8	7.8	2.2	2.6

Total Personal Lines	204.9	212.1	68.0	71.3

Commercial Lines:
Commercial Property and Liability	75.7	95.4	25.5	30.5
Commercial Automobile	54.3	72.9	18.1	22.4
Other	17.7	28.0	5.7	7.8

Total Commercial Lines	147.7	196.3	49.3	60.7

Total Earned Premiums	$352.6	$408.4	$117.3	$132.0

Underwriting Profit (Loss):
Personal Lines	$18.0	$(3.9)	$11.1	$2.1
Commercial Lines	(5.5)	(10.5)	(3.1)	(3.1)

Total Underwriting Profit (Loss)	12.5	(14.4)	8.0	(1.0)
Net Investment Income	27.5	24.8	9.6	8.9

Operating Profit	40.0	10.4	17.6	7.9
Income Tax (Expense) Benefit	(8.6)	0.3	(4.6)	(1.5)

Net Income	$31.4	$10.7	$13.0	$6.4

Ratio Based on Earned Premiums
Incurred Loss Ratio (excluding Catastrophes)	62.0%	68.0%	61.7%	65.9%
Incurred Catastrophe Loss Ratio	1.6%	4.3%	-0.6%	3.2%

Total Incurred Loss Ratio	63.6%	72.3%	61.1%	69.1%
Incurred Expense Ratio	32.9%	31.2%	32.1%	31.5%

Combined Ratio	96.5%	103.5%	93.2%	100.6%

Multi Lines Insurance (continued)

Earned Premiums in the Multi Lines Insurance segment decreased by $55.8 million and $14.7 million for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003. Personal lines earned premiums decreased by $7.2 million and $3.3 million for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003, due primarily to lower premium volume, partially offset by higher premium rates. Commercial lines earned premiums decreased by $48.6 million and $11.4 million for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003, due primarily to lower premium volume, partially offset by higher premium rates. The Company attributes the lower commercial lines volume largely to its efforts to re-underwrite that book of business which resulted in a significant reduction in policies in force. The Company substantially completed such re-underwriting activities in the first quarter of 2004. The Company is unable to predict what impact the Company’s intention to combine the personal lines insurance operations of its Multi Lines Insurance segment with the operations of its Kemper Auto and Home segment will have on written and earned premiums.

Net Investment Income in the Multi Lines Insurance segment increased by $2.7 million and $0.7 million for the nine and three months ended September 30, 2004, compared to the same periods in 2003, due primarily to higher levels of investments.

Operating Profit in the Multi Lines Insurance segment increased by $29.6 million and $9.7 million before-tax for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003, due primarily to improved premium rate adequacy in both personal lines and commercial lines and lower catastrophe losses, partially offset by higher commercial lines expenses as a percentage of earned premiums. Catastrophe losses in the Multi Lines Insurance segment were $5.7 million for the nine months ended September 30, 2004. For the three months ended September 30, 2004, the Multi Lines Insurance segment recorded a net benefit of $0.7 million from catastrophes due primarily to changes in the Company’s estimate for catastrophes which occurred on or before June 30, 2004, partially offset by losses for catastrophes which occurred in the third quarter of 2004. Catastrophe losses in the Multi Lines Insurance segment were $17.5 million and $4.2 million for the nine and three months ended September 30, 2003, respectively.

Net Income in the Multi Lines Insurance segment increased by $20.7 million and $6.6 million after-tax for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003, due primarily to the higher operating profit. The Multi Lines Insurance segment’s effective tax rate differs from the statutory tax rate due primarily to tax exempt investment income. Tax exempt investment income in the Multi Lines Insurance segment was $13.7 million and $4.9 million for the nine and three months ended September 30, 2004, respectively, compared to $10.7 million and $3.0 million for the same periods in 2003.

Specialty Lines Insurance

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Earned Premiums:
Personal Automobile	$287.5	$325.4	$93.6	$107.9
Commercial Automobile	80.2	60.3	29.2	23.0
Other	0.3	0.7	—	0.2

Total Earned Premiums	$368.0	$386.4	$122.8	$131.1

Specialty Lines Insurance (continued)

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Underwriting Profit (Loss):
Personal Automobile	$15.7	$11.7	$5.6	$5.5
Commercial Automobile	3.9	5.2	1.4	0.9
Other	(0.1)	(0.6)	—	(0.1)

Total Underwriting Profit	19.5	16.3	7.0	6.3
Net Investment Income	12.8	11.8	4.6	3.7

Operating Profit	32.3	28.1	11.6	10.0
Income Tax Expense	9.0	8.1	3.2	3.0

Net Income	$23.3	$20.0	$8.4	$7.0

Ratio Based on Earned Premiums
Incurred Loss Ratio (excluding Catastrophes)	73.4%	73.9%	73.1%	73.8%
Incurred Catastrophe Loss Ratio	0.1%	0.4%	0.0%	0.0%

Total Incurred Loss Ratio	73.5%	74.3%	73.1%	73.8%
Incurred Expense Ratio	21.2%	21.5%	21.1%	21.4%

Combined Ratio	94.7%	95.8%	94.2%	95.2%

Earned Premiums in the Specialty Lines Insurance segment decreased by $18.4 million and $8.3 million for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003, due primarily to lower premium volume in personal automobile, partially offset by higher premium volume in commercial automobile and higher premium rates in both personal automobile and commercial automobile. The lower personal automobile premium volume was due primarily to management’s decision to eliminate certain programs in California and Texas. The higher commercial automobile premium volume is primarily due to increases in heavier weight class vehicles and higher policy limits in Texas and California.

Net Investment Income in the Specialty Lines Insurance segment increased by $1.0 million and $0.9 million for the nine and three months ended September 30, 2004, compared to the same periods in 2003, due primarily to higher levels of investments.

Operating Profit in the Specialty Lines Insurance segment increased by $4.2 million before-tax for the nine months ended September 30, 2004, compared to the same period in 2003, due primarily to lower losses as a percentage of earned premiums on personal automobile insurance, partially offset by higher losses as a percentage of earned premiums on commercial automobile insurance. Losses decreased as a percentage of earned premiums in personal automobile insurance due primarily to favorable loss reserve development. Losses increased as a percentage of earned premiums in commercial automobile insurance due primarily to increased loss severity related to the increase in heavier weight class vehicles and higher policy limits, partially offset by favorable loss reserve development. Catastrophe losses in the Specialty Lines Insurance segment were $0.3 million for the nine months ended September 30, 2004, compared to catastrophe losses of $1.4 million for the same period in 2003.

Specialty Lines Insurance (continued)

Operating Profit in the Specialty Lines Insurance segment increased by $1.6 million before-tax for the three months ended September 30, 2004, compared to the same period in 2003, due primarily to the higher investment income and higher underwriting profit. Underwriting profit on personal automobile insurance increased by $0.1 million due primarily to lower losses as a percentage of earned premiums, partially offset by the effects of lower premium volume. Losses decreased as a percentage of earned premiums in personal automobile insurance due primarily to favorable loss reserve development. Underwriting profit on commercial automobile insurance increased by $0.5 million due primarily to the effects of higher premium volume, partially offset by higher losses as a percentage of earned premiums. Losses increased as a percentage of earned premiums in commercial automobile insurance due primarily to increased loss severity related to the increase in heavier weight class vehicles insured and higher policy limits. Catastrophe losses in the Specialty Lines Insurance segment were not significant for the three months ended September 30, 2004 and 2003.

The Company intends to exit its motorcycle insurance business beginning in 2005. Earned premiums from motorcycle insurance were $12.4 million for the nine months ended September 30, 2004. The Company’s motorcycle insurance business had an operating loss of $3.1 million before-tax for the nine months ended September 30, 2004. The Company includes its motorcycle insurance line of business in its personal automobile insurance line.

Net Income in the Specialty Lines Insurance segment increased by $3.3 million and $1.4 million after-tax for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003, due primarily to the higher operating profit. The Specialty Lines Insurance segment’s effective tax rate differs from the statutory tax rate due primarily to tax exempt investment income. Tax exempt investment income in the Specialty Lines Insurance segment was $6.4 million and $2.3 million for the nine and three months ended September 30, 2004, respectively, compared to $4.8 million and $1.3 million for the same periods in 2003.

Kemper Auto and Home

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Premiums Written	$516.5	$512.1	$180.0	$180.5
Increase in Unearned Premiums	(13.0)	(79.5)	(5.8)	(13.5)

Earned Premiums	503.5	432.6	174.2	167.0
Net Investment Income	18.9	10.9	7.1	4.3
Other Income	6.7	15.8	4.4	2.6

Total Revenues	529.1	459.3	185.7	173.9

Incurred Losses	360.4	351.2	130.4	133.5
Insurance Expenses	147.5	141.1	50.3	48.4

Operating Profit (Loss)	21.2	(33.0)	5.0	(8.0)
Income Tax Benefit (Expense)	(4.2)	13.1	(0.5)	3.5

Net Income (Loss)	$17.0	$(19.9)	$4.5	$(4.5)

Ratio Based on Earned Premiums
Incurred Loss Ratio (excluding Catastrophes)	67.4%	75.8%	66.8%	72.6%
Incurred Catastrophe Loss Ratio	4.2%	5.4%	8.1%	7.3%

Total Incurred Loss Ratio	71.6%	81.2%	74.9%	79.9%
Incurred Expense Ratio	29.3%	32.6%	28.9%	29.0%

Combined Ratio	100.9%	113.8%	103.8%	108.9%

Kemper Auto and Home (continued)

Premiums Written, which reflect the total amount of premiums to be received over a policy’s term, in the Kemper Auto and Home segment increased by $4.4 million and decreased by $0.5 million for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003. Earned Premiums, which relate to the elapsed portion of each policy’s term, in the Kemper Auto and Home segment increased by $70.9 million for the nine months ended September 30, 2004, compared to the same period in 2003, due primarily to the completion of a full annual cycle of writing and issuing policies following the acquisition. Earned Premiums in the Kemper Auto and Home segment increased by $7.2 million for the three months ended September 30, 2004, compared to the same period in 2003, due primarily to lower costs for reinsurance and a change in the Company’s estimate of premium rate rollbacks mandated by the North Carolina Commissioner of Insurance. The Kemper Auto and Home segment is administering on behalf of KIC all policies issued prior to the closing and certain policies issued or renewed after the closing, but excluded from the acquisition. Other Income decreased by $9.1 million for the nine months ended September 30, 2004, compared to the same period in 2003, due to lower volume of administered policies and related claims, partially offset by certain adjustments in connection with the KIC Settlement. Other Income increased by $1.8 million for the three months ended September 30, 2004, compared to the same period in 2003, due to certain adjustments in connection with the KIC Settlement, partially offset by lower volume of administered policies and related claims. Net Investment Income increased by $8.0 million and $2.8 million for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003, due primarily to higher levels of investments.

The Kemper Auto and Home segment reported Operating Profit of $21.2 million before-tax and $5.0 million before-tax for the nine and three months ended September 30, 2004, respectively, compared to an Operating Loss of $33.0 million before-tax and $8.0 million before-tax for the same periods in 2003. Operating results for the nine months ended September 30, 2004 improved in the Kemper Auto and Home segment due primarily to lower incurred losses, excluding catastrophes, as a percentage of earned premiums and lower catastrophe losses. Operating results for the three months ended September 30, 2004 improved in the Kemper Auto and Home segment due primarily to lower incurred losses, excluding catastrophes, as a percentage of earned premiums and the impact of the KIC Settlement, partially offset by higher catastrophe losses. Incurred losses, excluding catastrophes, as a percentage of earned premiums in the Kemper Auto and Home segment decreased for both the nine and three months ended September 30, 2004, compared to the same periods in 2003, due primarily to improved premium rate adequacy and favorable loss reserve development. The Kemper Auto and Home segment incurred catastrophe losses of $12.4 million from Hurricanes Charley, Frances, Ivan and Jeanne in the third quarter of 2004. Including losses from these hurricanes, catastrophe losses in the Kemper Auto and Home segment, for the nine and three months ended September 30, 2004 were $21.1 million and $14.2 million, respectively, compared to catastrophe losses of $23.3 million and $12.3 million for the same periods in 2003.

The Kemper Auto and Home segment reported Net Income of $17.0 million after-tax and $4.5 million after-tax for the nine and three months ended September 30, 2004, respectively, compared to a Net Loss of $19.9 million after-tax and $4.5 million after-tax for the same periods in 2003. Net Income in the Kemper Auto and Home segment increased due primarily to the increase in pre-tax operating results. The effective income tax rate in the Kemper Auto and Home segment differs from the federal statutory rate due primarily to net investment income from tax exempt investments. Tax exempt investment income in the Kemper Auto and Home segment was $9.4 million and $3.6 million for the nine and three months ended September 30, 2004, respectively, compared to $4.7 million and $2.2 million for the same periods in 2003.

At the acquisition date, Unitrin’s property and casualty insurance subsidiaries were not licensed in all the states where the KAH business is written nor were certain computer and data processing modifications completed to allow for the migration of the KAH business to the Company’s property and casualty insurance subsidiaries. Accordingly, to facilitate the transition of such business to Unitrin’s property and casualty insurance subsidiaries, KIC and Trinity entered into a quota share reinsurance agreement whereby Trinity reinsured, on a 100% indemnity basis, substantially all of the KAH business written or renewed by KIC after the acquisition date. KIC’s financial condition deteriorated rapidly after the acquisition, and accordingly, Unitrin accelerated its transition of the business directly to its property and casualty insurance subsidiaries. Unitrin’s property and casualty insurance subsidiaries have obtained all necessary licenses and have completed all necessary computer and data processing modifications. The transition of the business directly to Unitrin’s property and casualty insurance companies is substantially complete. The amount of business yet to be transitioned directly to Unitrin’s property and casualty insurance companies is insignificant.

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

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Premiums Written
New Business	$72.4	$49.1	$26.0	$15.0
Renewal Business	85.7	70.6	32.2	29.4

Total Premiums Written	$158.1	$119.7	$58.2	$44.4

Premiums Written, which report the total amount of premiums to be received over the policy term, in the Unitrin Direct segment increased by $38.4 million and $13.8 million for the nine and three months ended September 30, 2004, compared to the same periods in 2003, due primarily to higher volume of insurance.

Premiums are recognized as revenues in the Company’s financial statements not when written, but rather as earned over the life of the policy. Earned Premiums relate to the elapsed portion of each policy’s term. The difference between Premiums Written and Earned Premiums relating to the remaining portion of each policy’s term is recorded as a deferred revenue liability referred to as Unearned Premiums in the Company’s Condensed Consolidated Balance Sheet. Results of the Unitrin Direct segment recognized in the Company’s financial statements for the nine and three months ended September 30, 2004 and 2003 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Premiums Written	$158.1	$119.7	$58.2	$44.4
Increase in Unearned Premiums	(21.1)	(10.4)	(9.0)	(5.5)

Earned Premiums	137.0	109.3	49.2	38.9
Net Investment Income	4.8	2.0	1.8	1.2

Total Revenues	141.8	111.3	51.0	40.1

Incurred Losses	108.4	91.3	39.2	30.6
Insurance Expenses	39.0	36.7	12.5	11.9

Operating Loss	(5.6)	(16.7)	(0.7)	(2.4)
Income Tax Benefit	3.3	6.6	0.6	1.5

Net Loss	$(2.3)	$(10.1)	$(0.1)	$(0.9)

Ratio Based on Earned Premiums
Incurred Loss Ratio (excluding Catastrophes)	77.8%	83.5%	76.4%	78.7%
Incurred Catastrophe Loss Ratio	1.3%	0.0%	3.3%	0.0%

Total Incurred Loss Ratio	79.1%	83.5%	79.7%	78.7%
Incurred Expense Ratio	28.4%	33.6%	25.3%	30.7%

Combined Ratio	107.5%	117.1%	105.0%	109.4%

Earned Premiums in the Unitrin Direct segment increased by $27.7 million and $10.3 million for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003, due to higher volume of insurance and higher premium rates. Net Investment Income in the Unitrin Direct segment increased by $2.8 million and $0.6 million for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003, due primarily to higher levels of investments.

Unitrin Direct (continued)

For the nine and three months ended September 30, 2004, the Unitrin Direct segment reported an Operating Loss of $5.6 million before-tax and an Operating Loss of $0.7 million before-tax, respectively, compared to an Operating Loss of $16.7 million before-tax and an Operating Loss of $2.4 million before-tax, respectively, for the same periods in 2003. The Unitrin Direct segment’s Operating Loss for both the nine and three months ended September 30, 2004, compared to the same periods in 2003, decreased due primarily to lower non-catastrophe incurred losses as a percentage of earned premiums and lower insurance expenses as a percentage of earned premiums, partially offset by higher incurred losses from catastrophes. Non-catastrophe incurred losses as a percentage of earned premiums reflect increased premium rate adequacy. Insurance expenses as a percentage of earned premiums decreased due primarily to improved economies of scale. Losses from catastrophes, including Hurricanes Charley, Frances, Ivan and Jeanne, in the Unitrin Direct segment were $1.8 million and $1.6 million for the nine and three months ended September 30, 2004, respectively. For the nine and three months ended September 30, 2003, the Unitrin Direct segment did not record any losses from catastrophes. The Company anticipates that the Unitrin Direct segment will reach profitability on a discrete quarter basis in the fourth quarter of 2004, but that it will not reach profitability for a full year until 2005.

For the nine months ended September 30, 2004, the Unitrin Direct segment reported a Net Loss of $2.3 million after-tax, compared to a Net Loss of $10.1 million after-tax for the same period in 2003. For the three months ended September 30, 2004, the Unitrin Direct segment recorded a Net Loss of $0.1 million after-tax, compared to a Net Loss of $0.9 million after-tax for the same period in 2003. The Unitrin Direct segment’s Net Loss decreased for both periods in 2004, compared to 2003, due primarily to the corresponding decreases in the Unitrin Direct segment’s pre-tax Operating Loss. The effective income tax rate in the Unitrin Direct segment differs from the federal statutory rate due primarily to net investment income from tax exempt investments. Tax exempt investment income in the Unitrin Direct segment was $2.4 million for the nine months ended September 30, 2004, compared to $2.0 million for the same period in 2003.

Life and Health Insurance

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Earned Premiums:
Life	$301.9	$302.7	$100.4	$100.3
Accident and Health	121.1	118.8	40.4	39.8
Property	78.4	74.9	26.4	25.2

Total Earned Premiums	501.4	496.4	167.2	165.3
Net Investment Income	108.8	100.0	37.8	33.3
Other Income	3.0	3.3	1.2	1.1

Total Revenues	$613.2	$599.7	$206.2	$199.7

Operating Profit	$61.8	$48.8	$24.7	$20.1
Income Tax Expense	21.3	16.3	8.9	6.6

Net Income	$40.5	$32.5	$15.8	$13.5

Earned Premiums in the Life and Health Insurance segment increased by $5.0 million and $1.9 million for the nine and three months ended September 30, 2004, compared to the same periods in 2003, due primarily to higher accident and health insurance premium rates and higher volume of property insurance sold by the Life and Health Insurance segment’s career agents, partially offset by lower volume of accident and health insurance. Net Investment Income in the Life and Health Insurance segment increased by $8.8 million for the nine months ended September 30, 2004, compared to the same period in 2003, due primarily to higher levels of investments and higher yields on investments. Net Investment Income in the Life and Health Insurance segment increased by $4.5 million for the three months ended September 30, 2004, compared to the same period in 2003, due primarily to higher yields on investments and higher levels of investments. The Life and Health Insurance segment reduced its short term investments during 2004 and reinvested those funds in higher yielding fixed maturities with longer durations.

Life and Health Insurance (continued)

Operating Profit in the Life and Health Insurance segment increased by $13.0 million before-tax for the nine months ended September 30, 2004, compared to the same period in 2003, due primarily to lower life insurance underwriting expenses, the higher net investment income, improved results from accident and health insurance products and improved results, excluding catastrophe losses, on property insurance sold by the Life and Health Insurance segment’s career agents, partially offset by higher life insurance benefits and higher catastrophe losses. Life insurance underwriting expenses decreased due primarily to lower salaries and fringe benefits, partially the result of the Company’s efforts to consolidate back office operations, and a change in the Company’s estimate of the cost to resolve certain legal matters. Life insurance benefits increased due primarily to higher mortality and a change in estimate of reserves resulting from the conversion of certain business to a new computer system. Catastrophe losses, including losses of $5.3 million from Hurricanes Charley, Frances, Ivan and Jeanne, on property insurance sold by the Life and Health Insurance segment’s career agents were $6.7 million for the nine months ended September 30, 2004, compared to $2.7 million for the same period in 2003. Net Income in the Life and Health Insurance segment increased by $8.0 million for the nine months ended September 30, 2004, compared to the same period in 2003, due primarily to the higher operating profit.

Operating Profit in the Life and Health Insurance segment increased by $4.6 million before-tax for the three months ended September 30, 2004, compared to the same period in 2003, due primarily to lower life insurance underwriting expenses, the higher net investment income and improved results from accident and health insurance products, partially offset by higher life insurance benefits and higher catastrophe losses on property insurance sold by the Life and Health Insurance segment’s career agents. Life insurance underwriting expenses decreased due primarily to lower salaries and fringe benefits, partially the result of the Company’s efforts to consolidate back office operations, and lower costs to resolve legal matters. Life insurance benefits increased due primarily to higher mortality. Catastrophe losses, including losses of $5.3 million from Hurricanes Charley, Frances, Ivan and Jeanne, on property insurance sold by the Life and Health Insurance segment’s career agents were $5.5 million for the three months ended September 30, 2004, compared to $1.3 million for the same period in 2003. Net Income in the Life and Health Insurance segment increased by $2.3 million after-tax for the three months ended September 30, 2004, compared to the same period in 2003, due primarily to the higher operating profit.

Consumer Finance

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Interest, Loan Fees and Earned Discount	$143.4	$136.8	$48.8	$47.3
Net Investment Income	3.0	4.4	0.9	1.4
Other	4.2	3.9	1.4	1.4

Total Revenues	150.6	145.1	51.1	50.1

Provision for Loan Losses	34.7	36.0	9.8	12.7
Interest Expense on Investment Certificates and Savings Accounts	24.2	25.8	8.2	8.6
General and Administrative Expenses	57.2	48.5	19.1	16.5

Operating Profit	34.5	34.8	14.0	12.3
Income Tax Expense	14.6	14.5	5.9	5.0

Net Income	$19.9	$20.3	$8.1	$7.3

Consumer Finance Loan Originations	$479.8	$466.7	$168.2	$149.1

	Sept. 30, 2004	Dec. 31, 2003
Percentage of Consumer Finance Receivables Greater than Sixty Days Past Due	3.2%	3.4%
Ratio of Reserve for Loan Losses to Gross Consumer Finance Receivables	5.7%	5.4%
Weighted-Average Interest Yield on Investment Certificates and Savings Accounts	3.5%	3.5%

Interest, Loan Fees and Earned Discount in the Consumer Finance segment increased by $6.6 million and $1.5 million for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003, due primarily to higher levels of loans outstanding. Net Investment Income in the Consumer Finance segment decreased by $1.4 million for the nine months ended September 30, 2004, compared to the same period in 2003, due to lower levels of investments and lower yields on investments. Net Investment Income in the Consumer Finance segment decreased by $0.5 million for the three months ended September 30, 2004, compared to the same period in 2003, due primarily to lower levels of investments.

Operating Profit in the Consumer Finance segment decreased by $0.3 million before-tax for the nine months ended September 30, 2004 and increased by $1.7 million before-tax for the three months ended September 30, 2004, respectively, compared to the same periods in 2003. Provision for Loan Losses decreased by $1.3 million and $2.9 million for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003, due primarily to a lower estimated rate of ultimate loan losses. Interest Expense on Investment Certificates and Savings Accounts decreased by $1.6 million for the nine months ended September 30, 2004, compared to the same period in 2003, due primarily to lower interest rates on Investment Certificates and Savings Accounts, partially offset by higher levels of deposits. Interest Expense on Investment Certificates and Savings Accounts decreased by $0.4 million for the three months ended September 30, 2004, compared to the same period in 2003, due primarily to lower interest rates on Investment Certificates and Savings Accounts and lower levels of deposits. General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discount, increased from 35.5% for the nine months ended September 30, 2003, to 39.9% for the nine months ended September 30, 2004, due primarily to an increase in the size of the collection department and higher collection incentive pay. The Company’s increased collection effort contributed to the decrease in the percentage of receivables greater than 60 days past due from 3.4% at December 31, 2003 to 3.2% at September 30, 2004. Net Income in the Consumer Finance segment decreased by $0.4 million after-tax for the nine months ended September 30, 2004 due primarily to lower operating profit. Net Income in the Consumer Finance segment increased by $0.8 million after-tax for the three months ended September 30, 2004 due primarily to the higher operating profit.

Equity in Net Income (Loss) of Investee

Equity in Net Income (Loss) of Investee was income of $2.6 million and $1.0 million for the nine and three months ended September 30, 2004, respectively. Equity in Net Income (Loss) of Investee was a loss of $1.3 million and income of $0.1 million for the nine and three months ended September 30, 2003, respectively. Unitrin accounts for its investment in its investee, UNOVA, Inc. (“UNOVA”), under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information, which generally results in a three month delay in inclusion of UNOVA’s results in Unitrin’s consolidated financial statements. Prior to the periods presented in the Condensed Consolidated Financial Statements, Unitrin determined that a decline in the fair value of its investment in UNOVA was other than temporary under applicable accounting standards. Accordingly, Unitrin reduced the carrying value of its investment in UNOVA to its then current estimated realizable value and allocated the reduction to Unitrin’s proportionate share of UNOVA’s non-current assets. Accordingly, Unitrin’s reported equity in the net income of UNOVA differs from Unitrin’s proportionate share of UNOVA’s reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets. The fair value of Unitrin’s investment in UNOVA subsequently recovered such that the fair value exceeded the carrying value of Unitrin’s investment in UNOVA by $108.1 million and $225.8 million at September 30, 2004 and December 31, 2003, respectively. In accordance with applicable accounting standards, such excess is not included in the Condensed Consolidated Financial Statements.

Corporate Investments

The Company considers the management of certain investments, including Northrop common and preferred stock, Baker Hughes common stock, and UNOVA common stock to be a corporate responsibility. Accordingly, the Company does not allocate dividend income from these investments to its operating segments. Dividend income from these investments for the nine and three months ended September 30, 2004 and 2003 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Northrop Preferred Stock	$9.3	$6.2	$3.1	$3.1
Northrop Common Stock	6.9	9.2	2.0	3.1
Baker Hughes Common Stock	0.7	0.9	0.2	0.2

Total Unallocated Dividend Income	$16.9	$16.3	$5.3	$6.4

Dividends on Northrop Preferred Stock increased for the nine months ended September 30, 2004, compared to the same period in 2003, due to the timing of the ex-dividend date.

The changes in fair values of Corporate Investments for the nine months ended September 30, 2004 are summarized below:

(Dollars in Millions)	Fair Value Dec. 31, 2003	Holding Gain (Loss) Arising During Period	Dispositions	Fair Value Sept. 30, 2004
Northrop Preferred Stock	$220.9	$11.6	$—	$232.5
Northrop Common Stock	633.9	60.5	(234.8)	459.6
Baker Hughes Common Stock	82.2	23.7	(55.0)	50.9
UNOVA Common Stock	290.5	(112.7)	—	177.8

Total Fair Value of Corporate Investments	$1,227.5	$(16.9)	$(289.8)	$920.8

Net Realized Investment Gains (Losses)

Net Realized Investment Gains (Losses) for the nine and three months ended September 30, 2004 and 2003 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Fixed Maturities:
Gains on Dispositions	$1.4	$10.3	$0.3	$2.7
Losses on Dispositions	(0.4)	(0.7)	(0.2)	(0.6)
Losses from Write-downs	(0.1)	(2.5)	(0.1)	(0.8)
Northrop Common Stock:
Gains on Dispositions	34.4	—	2.8	—
Other Equity Securities:
Gains on Dispositions	36.4	34.5	24.7	7.5
Losses on Dispositions	(0.7)	(2.4)	(0.3)	—
Losses from Write-downs	(4.5)	(11.8)	(2.6)	—
Other Investments:
Gains on Dispositions	1.0	0.1	0.1	—
Losses on Dispositions	(0.3)	(0.2)	—	—
Losses from Write-downs	—	(1.8)	—	—

Net Realized Investment Gains	$67.2	$25.5	$24.7	$8.8

Net Realized Investment Gains were $67.2 million and $24.7 million for the nine and three months ended September 30, 2004, respectively, compared to $25.5 million and $8.8 million for the same periods in 2003. Net Realized Investment Gains for the nine months ended September 30, 2004 includes pre-tax gains of $34.4 million from sales of a portion of the Company’s investment in Northrop common stock, pre-tax gains of $26.3 million from sales of a portion of the Company’s investment in Baker Hughes common stock and pre-tax gains of $3.6 million resulting from sales of a portion of the Company’s investment in Hartford common stock. Net Realized Investment Gains for the three months ended September 30, 2004 includes pre-tax gains of $2.8 million from sales of a portion of the Company’s investment in Northrop common stock and pre-tax gains of $21.9 million from sales of a portion of the Company’s investment in Baker Hughes common stock. The fair value of the Company’s remaining investments in Northrop common stock, Baker Hughes common stock and Hartford common stock was $459.6 million, $50.9 million and $18.7 million, respectively, at September 30, 2004. The Company cannot anticipate when or if similar investment gains may occur in the future.

Net Realized Investment Gains for the nine months ended September 30, 2003 includes pre-tax gains of $12.0 million from sales of a portion of the Company’s investment in ITT common stock, pre-tax gains of $6.6 million from sales of the Company’s investment in ISO common stock and pre-tax gains of $4.4 million resulting from sales of a portion of the Company’s investment in Baker Hughes common stock. Net Realized Investment Gains for the three months ended September 30, 2003 includes pre-tax gains of $2.8 million from sales of the Company’s investment in Hartford common stock. Net Realized Investment Gains for the nine months ended September 30, 2003, includes a pre-tax loss of $1.8 million to write down investment real estate. The Company cannot anticipate when or if similar investment gains or losses may occur in the future.

Net Realized Investment Gains (Losses) (continued)

The Company continues to regularly review its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include: 1) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value; 2) the duration and extent to which the fair value has been less than cost; and 3) the financial condition and prospects of the issuer. Net Realized Investment Gains for the nine and three months ended September 30, 2004 includes pre-tax losses of $4.6 million and $2.7 million, respectively, resulting from other than temporary declines in the fair value of investments. Net Realized Investment Gains for the nine and three months ended September 30, 2003 includes pre-tax losses of $14.3 million and $0.8 million, respectively, resulting from other than temporary declines in the fair value of investments. Net Realized Investment Gains for the nine months ended September 30, 2003 includes a pre-tax loss of $1.8 million to write down investment real estate. The Company cannot anticipate when or if similar investment losses may occur in the future.

Other Items

Interest and Other Expenses increased by $12.5 million and $4.4 million for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003, due primarily to higher levels of debt outstanding and higher corporate expenses.

Liquidity and Capital Resources

At September 30, 2004, the Company had approximately 3.5 million shares remaining under its existing common stock repurchase authorization. The Company does not anticipate repurchasing significant amounts of its common stock during 2004.

The Company has a $360 million unsecured revolving credit agreement, expiring on August 30, 2005, with a group of banks. Proceeds from advances under the agreement may be used for general corporate purposes. There were no borrowings outstanding under the revolving credit agreement at September 30, 2004 and December 31, 2003.

On July 1, 2002, the Company issued its 5.75% senior notes due July 1, 2007 with an aggregate principal amount of $300 million (the “5.75% Senior Notes”). The 5.75% Senior Notes are unsecured and may be redeemed in whole at anytime or in part from time to time at the Company’s option at specified redemption prices. Interest expense from the 5.75% Senior Notes was $13.4 million and $4.5 million for the nine and three months ended September 30, 2004, respectively. Interest expense from the 5.75% Senior Notes was $13.4 million and $4.5 million for the nine and three months ended September 30, 2003, respectively.

On October 30, 2003, the Company issued its 4.875% senior notes due November 1, 2010 with an aggregate principal amount of $200 million (the “4.875% Senior Notes”). The 4.875% Senior Notes are unsecured and may be redeemed in whole at anytime or in part from time to time at the Company’s option at specified redemption prices. Interest expense from the 4.875% Senior Notes was $7.5 million and $2.5 million for the nine and three months ended September 30, 2004, respectively.

During the first nine months of 2004, two of Unitrin’s subsidiaries (Trinity and Fireside Securities Corporation) paid $25.0 million and $12.7 million, respectively, in dividends to Unitrin. During 2003, Unitrin made capital contributions totaling $192.8 million to its property and casualty insurance subsidiaries. The Company believes that its property and casualty insurance subsidiaries are sufficiently capitalized at September 30, 2004 to fund future premium growth and to pay dividends to Unitrin out of future operating earnings.

Liquidity and Capital Resources (continued)

The Company has no significant commitments for capital expenditures. The Company’s subsidiaries maintain levels of cash and liquid assets sufficient to meet ongoing obligations to policyholders and claimants, as well as ordinary operating expenses. The Company’s reserves are set at levels expected to meet contractual liabilities. The Company maintains adequate levels of liquidity and surplus capacity to manage the risks inherent with any differences between the duration of its liabilities and invested assets. As further discussed in Note 7 to the Condensed Consolidated Financial Statements, some of Unitrin’s subsidiaries hold collateral totaling $104.2 million, at September 30, 2004, from unrelated parties pursuant to securities lending agreements whereby unrelated parties borrow securities from the subsidiaries’ accounts. The subsidiaries are required to return such collateral upon return of the loaned security. Accordingly, the amount of such collateral would not be available to meet ongoing obligations to policyholders and claimants, as well as ordinary operating expenses. Unitrin and its subsidiaries have not formed special purpose entities or similar structured financing vehicles to access capital and/or manage risk.

The Company’s management believes that it has sufficient resources to maintain the payment of dividends to its shareholders at the present level. Sources for future shareholder dividend payments and the payment of interest on Unitrin’s senior notes include the receipt of dividends from Unitrin’s operating subsidiaries, the receipt of dividends from its investments in Northrop, borrowings under the revolving credit agreement, and monetization of a portion of the Unitrin parent company’s Northrop holdings. At September 30, 2004, the Unitrin parent company directly held investments in Northrop preferred and common stock with a market value totaling $257.8 million.

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

Quantitative Information About Market Risk (continued)

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at September 30, 2004 and December 31, 2003, respectively, for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Consumer Finance Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at September 30, 2004 and December 31, 2003, respectively. All other variables were held constant. For Investment Certificates and Savings Accounts and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at September 30, 2004 and December 31, 2003, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at September 30, 2004 and December 31, 2003, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.40 and 0.33 at September 30, 2004 and December 31, 2003, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended September 30, 2004 and December 31, 2003, respectively, and weighted on the fair value of such securities at September 30, 2004 and December 31, 2003, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the market value of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
September 30, 2004
Assets
Investments in Fixed Maturities	$4,257.2	$(328.0)	$—	$(328.0)
Investments in Equity Securities	1,111.4	(4.7)	(40.6)	(45.3)
Consumer Finance Receivables	960.7	(12.8)	—	(12.8)

Liabilities
Investment Certificates and Savings Accounts	$916.0	$19.7	$—	$19.7
Notes Payable	516.9	18.7	—	18.7

December 31, 2003
Assets
Investments in Fixed Maturities	$3,634.7	$(254.7)	$—	$(254.7)
Investments in Equity Securities	1,287.6	(5.9)	(39.6)	(45.5)
Consumer Finance Receivables	906.7	(12.0)	—	(12.0)

Liabilities
Investment Certificates and Savings Accounts	$918.9	$18.1	$—	$18.1
Notes Payable	519.4	22.3	—	22.3

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

At September 30, 2004 and December 31, 2003, respectively, $692.1 million and $854.8 million of the Company’s Investments in Equity Securities, which exclude the Company’s Investment in Investee, was concentrated in the common and preferred stock of Northrop. Northrop stated in its 2003 Annual Report on Form 10-K that it “provides technologically advanced innovative products, services, and solutions in defense and commercial electronics, nuclear and non-nuclear shipbuilding, information technology, mission systems, systems integration, and space technology.” Additionally, Northrop stated that it “is subject to the usual vagaries of the market-place, it is also affected by the unique characteristics of the defense industry and by certain elements peculiar to its own business mix.” At September 30, 2004 and December 31, 2003, respectively, the Company’s Investments in Equity Securities included $50.9 million and $82.2 million of Baker Hughes common stock. Baker Hughes stated in its 2003 Annual Report on Form 10-K that it “is engaged in the oil field services industry,” and in addition, it “is a major supplier of wellbore-related products and technology services and systems to the oil and natural gas industry.” Accordingly, the Company’s Investments in Equity Securities is sensitive to the nature of Northrop and Baker Hughes’ industry segments.

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

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•	Changes in general economic conditions, including performance of financial markets, interest rates, and unemployment rates and the inflationary impact on claims;

•	Heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

•	The number and severity of insurance claims (including those associated with catastrophe losses) and their impact on the adequacy of loss reserves;

•	The inflationary impact of the availability of labor and materials on repair and reconstruction costs;

•	Changes in the pricing or availability of reinsurance;

•	Changes in the financial condition of reinsurers and amounts recoverable therefrom;

•	Changes in industry trends;

•	Regulatory approval of insurance rates, policy forms, license applications and similar matters;

•	Governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions) and adverse judgments in litigation to which the Company or its subsidiaries are parties;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services;

•	Changes in ratings by credit rating agencies and/or A. M. Best Co., Inc.;

•	Realization of economies of scale;

•	Absolute and relative performance of the Company’s products or services;

•	Ability to maintain uninterrupted operation of facilities and business operations; and

•	Other risks and uncertainties described from time to time in the Company’s filings with the SEC.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 15 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 6. Exhibits

2.1	Asset Purchase Agreement, dated as of April 19, 2002, by and among Trinity Universal Insurance Company, Unitrin Services Company and Lumbermens Mutual Casualty Company and certain of its subsidiaries and affiliates (Incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

2.2	Buy-Out Agreement, dated as of August 20, 2004, by and among Lumbermens Mutual Casualty Company, American Motorists Insurance Company, American Manufacturers Mutual Insurance Company, American Protection Insurance Company, Kemper Lloyds Insurance Company, Unitrin, Inc., Unitrin Services Company, Trinity Universal Insurance Company and certain other subsidiaries and affiliates of Unitrin, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 23, 2004.)

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

3.2	Amended and Restated Bylaws, dated as of August 19, 2004.

4.1	Rights Agreement, dated as of August 4, 2004, between Unitrin, Inc. and Wachovia Bank, National Association, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2004.)

4.2	Senior Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and BNY Midwest Trust Company as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 1, 2002.)

4.3	Form of Subordinated Indenture (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 5.75% Senior Notes due July 1, 2007 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2002.)

4.5	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 30, 2003.)

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.2	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.3	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated (Incorporated herein by reference to Appendix B to the Company’s Proxy Statement, dated March 29, 2004, in connection with the Company’s 2004 Annual Meeting of Shareholders.)

10.4	Unitrin, Inc. 2002 Stock Option Plan (Incorporated herein by reference to Exhibit A of the Company’s Proxy Statement, dated March 25, 2002, in connection with the Company’s 2002 Annual Meeting of Shareholders.)

10.5	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan.

10.6	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan.

10.7	Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994), as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

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

10.9	Unitrin, Inc. Severance Plan (Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.10	Unitrin, Inc. Incentive Bonus Plan, dated February 3, 2004 (Incorporated herein by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2004, in connection with the Company’s 2004 Annual Meeting of Shareholders.)

10.11	Unitrin, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.12	Credit Agreement, dated August 30, 2002, among Unitrin, Inc., the Lenders party thereto, Bank One, N.A., as administrative agent and Wachovia Bank, N.A., as syndication agent (Incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed September 4, 2002.)

10.13	Registration Rights Agreement, dated as of January 23, 2001, by and among, Northrop Grumman Corporation, NNG, Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation, and Unitrin, Inc. (Incorporated by reference to Exhibit 2.1 to Unitrin’s Schedule 13D with respect to Northrop Grumman Corporation dated April 13, 2001.)

10.14	Second Amended and Restated Distribution Agreement, dated as of August 17, 2001, between Unitrin, Inc. and Curtiss-Wright Corporation (Incorporated herein by reference to Exhibit 99.1 to the Company’s Amendment No. 6 to its Schedule 13D with respect to Curtiss-Wright Corporation dated August 17, 2001.)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unitrin, Inc.

Date: October 27, 2004	/s/ Richard C. Vie
Richard C. Vie
Chairman of the Board and
Chief Executive Officer

Date: October 27, 2004	/s/ Eric J. Draut
Eric J. Draut
Executive Vice President and
Chief Financial Officer

Date: October 27, 2004	/s/ Richard Roeske
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)