Form 10-K
period 2004-12-31
UNITRIN INC
filed 2005-02-03
CIK 860748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2004.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from N/A to N/A.

Commission file number 001-18298

UNITRIN, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4255452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One East Wacker Drive Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)

(312) 661-4600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value Preferred Share Purchase Rights pursuant to Rights Agreement	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Based on the closing market price of Registrant’s common stock on June 30, 2004, the aggregate market value of such stock held by non-affiliates of Registrant was approximately $2.6 billion as of June 30, 2004, the last business day of Registrant’s most recently completed second fiscal quarter. Solely for purposes of this calculation, all executive officers and directors of Registrant are considered affiliates.

Registrant had 68,863,790 shares of common stock outstanding as of January 27, 2005.

Documents Incorporated by Reference

Document	Part of the Form 10-K into which incorporated
Portions of Proxy Statement for 2005 Annual Meeting of Shareholders	Part III

PART I

Item 1.	Business.

Unitrin, Inc. (“Unitrin” or the “Company”) was incorporated in Delaware in 1990. Unitrin’s subsidiaries serve the basic financial needs of individuals, families and small businesses by providing property and casualty insurance, life and health insurance, and consumer finance services.

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other information with the Securities and Exchange Commission (the “SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549, or by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, the Company makes copies available to the public free of charge on or through its website at www.unitrin.com.

(a) GENERAL DEVELOPMENT OF BUSINESS

Settlement Related to Acquisition of Kemper Personal Lines Business

On June 28, 2002, the Company closed its acquisition of the personal lines property and casualty insurance business of the Kemper Insurance Companies (“KIC”) in a cash transaction. The business unit acquired from KIC, referred to herein as “Kemper Auto and Home” or “KAH,” specializes in the sale of personal automobile and homeowners insurance through independent agents. In connection with the acquisition, the Company also acquired the stock of KIC’s direct distribution personal lines subsidiaries which sell personal automobile insurance to consumers over the Internet (“Kemper Direct”).

On August 20, 2004, the Company and KIC agreed to settle and extinguish certain liabilities and obligations arising under the acquisition including, but not limited to, the variable component of the purchase price and the potential for payment to KIC of certain bonuses based on the performance of KAH in the years 2003 through 2005. On August 31, 2004, the Company paid KIC to settle these issues, and KIC paid the Company to settle its obligations to reimburse the Company for the cost of administering certain business of KIC which was excluded from the acquisition, and its loss reserve indemnification obligation in connection with the Kemper Direct acquisition. More detailed information on the purchase price, liabilities and obligations under the acquisition and settlement agreement referenced above is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Exhibits 13.2 and 13.4 to this Annual Report on Form 10-K and have been disclosed in reports previously filed by the Company with the SEC, including the Current Report on Form 8-K dated August 20, 2004, and its Quarterly Reports on Form 10-Q filed during 2004.

Consolidation of Multi Lines Insurance and Kemper Auto and Home Segments

The Company is in the process of consolidating the personal lines insurance operations of its former Multi Lines Insurance segment into the operations of its Kemper Auto and Home segment. The consolidated Kemper Auto and Home segment is headquartered in Jacksonville, Florida. Kemper Auto and Home maintains regional offices in California, New York, North Carolina, Texas, Washington and Wisconsin, and customer care operations in Pennsylvania and Wisconsin.

The commercial insurance operations of the Company’s former Multi Lines Insurance segment, which include commercial automobile, general liability, fire, multi-peril and workers compensation insurance, are continuing as the Unitrin Business Insurance segment, effective January 1, 2005. Unitrin Business Insurance is headquartered in Dallas, Texas and operates regional offices in Oregon, Texas and Wisconsin.

White Mountains Settlement

As previously disclosed, Unitrin and White Mountains Insurance Group, Ltd. (“White Mountains”) entered an agreement on June 23, 2004 that resolved a matter related to the Company’s 1999 acquisition of Valley Group, Inc. (“VGI”) involving the Company’s right to recover 90% of unfavorable development on VGI’s pre-acquisition loss and loss adjustment reserves from the seller, White Mountains. Subsequent to the closing, these reserves experienced unfavorable development and the Company recorded a recoverable at the maximum recovery permitted under the terms of the acquisition. White Mountains initially disputed its obligation to indemnify Unitrin, which resulted in the commencement of dispute resolution in accordance with the acquisition agreement. The June 23, 2004 agreement settled this matter for substantially all of the amount that Unitrin had previously recorded as a recoverable. On June 25, 2004, White Mountains paid the negotiated settlement amount to Unitrin. The effect of the negotiated settlement is not material to Unitrin.

Unitrin Stock Repurchases

During 2004, Unitrin did not repurchase any shares of its common stock. As previously announced, the Company may, from time to time, subject to then-existing market conditions and other factors, in the market or in privately negotiated transactions, repurchase shares of Company common stock pursuant to the outstanding repurchase authorization of Unitrin’s Board of Directors. At December 31, 2004, approximately 3.5 million shares of Unitrin common stock remained under the outstanding repurchase authorization.

(b) BUSINESS SEGMENT FINANCIAL DATA

Financial information about Unitrin’s business segments for the years ended December 31, 2004, 2003 and 2002 is contained in the following portions of this 2004 Annual Report on Form 10-K of Unitrin, Inc. and is incorporated herein by reference: (i) Note 18 to the Financial Statements; and (ii) Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Exhibits 13.2 and 13.4 to this Annual Report on Form 10-K (“MD&A”).

(c) DESCRIPTION OF BUSINESS

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through six operating segments: Unitrin Business Insurance, Unitrin Specialty, Kemper Auto and Home, Unitrin Direct, Life and Health Insurance and Consumer Finance.

Unitrin’s subsidiaries employ more than 8,400 full-time associates of which approximately 825 are employed in the Unitrin Business Insurance segment, 770 in the Unitrin Specialty segment, 1,170 in the Kemper Auto and Home segment, 470 in the Unitrin Direct segment, 4,210 in the Life and Health Insurance segment, 835 in the Consumer Finance segment and the remainder in various corporate and other staff functions.

Property and Casualty Insurance Business

Unitrin’s property and casualty insurance business operations are conducted through the following segments: Unitrin Business Insurance, Unitrin Specialty, Kemper Auto and Home, and Unitrin Direct. The Unitrin companies operating in these segments provide automobile, homeowners, commercial multi-peril, fire, casualty, workers compensation, general liability and other types of property and casualty insurance to individuals and businesses. Automobile insurance accounted for 54%, 56% and 50% of Unitrin’s consolidated insurance premiums earned for the years ended December 31, 2004, 2003 and 2002, respectively. Automobile insurance accounted for 45%, 47% and 41% of Unitrin’s consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Homeowners insurance accounted for 15%, 13% and 10% of Unitrin’s consolidated insurance premiums earned for the years ended December 31, 2004, 2003 and 2002, respectively. Homeowners insurance accounted for 12%, 11% and 8% of Unitrin’s consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Unitrin Business Insurance. Effective January 1, 2005, the commercial lines operations of Unitrin’s former Multi Lines Insurance segment became the Unitrin Business Insurance segment. Unitrin Business Insurance, based in Dallas, conducts business in 30 states, with a geographic emphasis in the south, northwest and midwest. In 2004, the following states provided more than two-thirds of the premium revenues for the business that is now included in this segment: Texas (39%), Illinois (8%), Louisiana (7%), Washington (6%), Arkansas (5%) and California (5%). Unitrin Business Insurance has more than 40,000 policies in force.

Unitrin Business Insurance primarily sells the following types of commercial insurance: automobile, general liability, fire, multi-peril and workers compensation insurance. Unitrin Business Insurance products accounted for approximately 9% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2004. Unitrin Business Insurance products are marketed by more than 1,200 independent insurance agents. These commercial products are designed and priced for those businesses that have demonstrated favorable risk characteristics and loss history.

Unitrin Specialty. Unitrin Specialty, based in Dallas, conducts business in 22 states, with a geographic emphasis in areas outside of the northeast and mid-Atlantic states. In 2004, the following states provided more than two-thirds of the premium revenues in this segment: California (28%), Texas (26%), Washington (8%), Oregon (4%) and Georgia (4%). Unitrin Specialty has more than 290,000 policies in force.

Unitrin Specialty provides nonstandard personal and commercial automobile insurance. Unitrin Specialty products accounted for approximately 27% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2004. Nonstandard automobile insurance is provided for individuals and businesses that have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records, claims or premium payment history. Unitrin Specialty products are marketed through approximately 8,500 independent agents/brokers.

Kemper Auto and Home. Kemper Auto and Home, based in Jacksonville, Florida, includes the personal lines operations of Unitrin’s former Multi Lines segment effective January 1, 2005. Kemper Auto and Home conducts business in 39 states geographically dispersed throughout the United States. In 2004, the following states provided more than two-thirds of the premium revenues for the personal lines business that is now included in this segment: New York (17%), Texas (14%), North Carolina (12%), California (11%), Connecticut (4%), Maryland (4%), Oregon (4%) and Illinois (3%).

Kemper Auto and Home primarily sells preferred and standard risk automobile and homeowners insurance. Kemper Auto and Home products, including the personal lines operations of Unitrin’s former Multi Lines segment, accounted for approximately 52% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2004. Kemper Auto and Home’s products are marketed by approximately 2,500 independent insurance agents. These personal lines products are designed and priced for those individuals who have demonstrated favorable risk characteristics and loss history. Typical customers include middle to upper income individuals and families in urban, suburban and rural communities.

Unitrin Direct. Unitrin Direct markets auto insurance primarily through direct mail, web insurance portals, “click-throughs” and its own website. Unitrin Direct actively sells automobile insurance in 18 states geographically dispersed throughout the United States. In 2004, the following states provided more than two-thirds of the premium revenues in this segment: Florida (28%), California (21%), New York (12%) and Pennsylvania (11%). Unitrin Direct insurance products accounted for approximately 10% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2004.

Unitrin Direct writes a broad spectrum of auto insurance risks ranging from preferred to non-standard private passenger auto customers, and competes with companies that sell insurance directly to the consumer, as well as companies that sell through agents. During 2004, Unitrin Direct continued to reduce operating losses and build economies of scale. Unitrin Direct reached profitability on a discrete quarter basis in the fourth quarter of 2004. The Company anticipates that Unitrin Direct will achieve full year profitability in 2005.

Property and Casualty Loss and Loss Adjustment Expense Reserves. Property and casualty insurance reserves for losses and loss adjustment expenses (“LAE”) are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. At December 31, 2004, the Company had $1,510.7 million of gross loss and LAE reserves. The process of estimating and establishing reserves for losses and LAE for property and casualty insurance is inherently uncertain and the actual ultimate net cost of a claim or group of claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures which may not be discovered or reported until years after the insurance policy period has ended.

The Company’s actuaries generally estimate reserves at least quarterly for most product lines and/or coverage levels using accident quarters or accident months spanning 10 or more years depending on the size of the product line and/or coverage level or emerging issues relating to them. The Company’s actuaries use a variety of generally accepted actuarial loss reserving estimation methodologies including, but not limited to, the following:

a) Incurred Loss Development Methodology;

b) Paid Loss Development Methodology;

c) Bornhuetter - Ferguson Incurred Loss Methodology;

d) Bornhuetter - Ferguson Paid Loss Methodology; and

e) Frequency and Severity Methodology.

The Company’s actuaries generally review the results of at least four different estimation methodologies, two based on paid data and two based on incurred data to initially estimate loss and LAE reserves and to deter-mine if a change in prior estimates is required. In some cases, the methodologies produce a cluster of estimates with a tight band of indicated possible outcomes. In other cases, however, the methodologies produce conflicting results and wider bands of indicated possible outcomes. However, such bands do not necessarily constitute a range of outcomes, nor does management or the Company’s actuaries calculate a range of outcomes. The Company does not perform additional analysis on the variability of its estimate of Property and Casualty Insurance Reserves. The Company believes that its historical loss and LAE reserve development recognized into income provides an understanding of the potential variability in the Company’s estimate of Property and Casualty Insurance Reserves.

In the event of a wide variation among results generated by the different projection methodologies, the Company’s actuaries further analyze the data using additional techniques.

In estimating reserves, the Company’s actuaries exercise professional judgment and must consider and, are influenced by, many variables that are difficult to quantify, such as:

a) Changes in the level of minimum case reserves, and the automatic aging of those minimum case reserves;

b) Changes to claims practices including, but not limited to, changes in the reporting and impact of large losses, adequacy of case reserves, implementation of new systems for handling claims, turnover of claims department staffs, timing and depth of the audit review of claims handling procedures;

c) Changes in underwriting practices

d) Changes in the mix of business by class and policy limit within product line;

e) Growth in new lines of business;

f) Changes in the attachment points of the Company’s reinsurance programs;

g) Medical costs including, but not limited to, the ability to assess the extent of injuries and the impact of inflation;

h) Repair costs including, but not limited to, the impact of inflation and the availability of labor and materials;

i) Changes in the legal environment including, but not limited to, the impact of jury awards and changes in case law; and

j) Changes in state regulatory requirements.

A change in any one or more of the foregoing factors is likely to result in a projected ultimate net claim loss and LAE that is different from the previously estimated reserve and/or previous frequency and severity trends. Such changes in estimates may be material.

For example, the Company’s actuaries review frequency (number of claims per policy or exposure), severity (dollars of loss per claim) and average premium (dollars of premium per exposure). Actual frequency and severity experienced will vary depending on changes in mix by class of insured risk. Similarly, the actual frequency and rate of recovery from reinsurance will vary depending on changes in the attachment point for reinsurance. In particular, in periods of high growth or expansion into new markets, such as that experienced by the Unitrin Specialty segment and Unitrin Direct, there may be additional uncertainty in estimating the ultimate losses and LAE. The contributing factors of this potential risk are changes in the Company’s mix by policy limit and mix of business by state or jurisdiction.

Actuaries use historical experience and trends as predictors of how losses and LAE will emerge over time. However, historical experience may not necessarily be indicative of how actual losses and LAE will emerge. Changes in reserve adequacy, changes in minimum case reserves and changes in internal claims handling could impact the timing and recognition of incurred claims and produce an estimate that is either too high or too low if not adjusted for by the actuary. For example, if due to changes in claims handling, actual claims are settled more rapidly than they were settled historically, then the estimate produced by the paid loss development methodology would tend to be overstated if the actuary does not identify and adjust for the impact of the changes in claims handling. Similarly, if, due to changes in claims handling, actual claim reserves are set at levels higher than past experience, then the estimate produced by the incurred loss development methodology would tend to be overstated if the actuary does not identify and adjust for the impact of the changes in claims handling.

Property and Casualty Insurance Reserves by business segment at December 31, 2004 and 2003 were:

DOLLARS IN MILLIONS	2004	2003
Multi Lines Insurance	$601.6	$640.2
Unitrin Specialty	270.7	236.8
Kemper Auto and Home	358.1	235.1
Unitrin Direct	93.7	74.9
Life and Health Insurance	5.7	4.9
Unallocated	180.9	234.4

Total Property and Casualty Insurance Reserves	$1,510.7	$1,426.3

The Company does not allocate reserves from its 2002 acquisition of General Security Insurance Company and General Security Property and Casualty Company to its business segments (See Notes 3 and 7 to the Financial Statements).

The Multi Lines Insurance segment has exposure to construction defect losses through general liability and commercial multiperil coverages it provided to contractors. Construction defect claims arise from alleged defective work performed in the construction of buildings and the alleged resulting loss of economic value of those structures. The majority of the Multi Lines Insurance segment’s construction defect losses is concentrated in a limited number of western states, including California, and was primarily written by the Company’s Valley Insurance Company and Valley Property & Casualty Insurance Company subsidiaries (the “Valley Companies”). The Company acquired the Valley Companies in 1999, at which time the Valley Companies substantially limited their exposure to contractors on a going-forward basis in the western United States. As a result, the Company is tracking construction defect activity throughout the United States to forecast any emerging trends. There can be no assurance that such a trend will not emerge in non-western states in which the Company may have significant general liability insurance risks. The process of estimating reserves for these claims is particularly difficult due to the potentially long period of time between the loss date and the date the loss is actually reported, changes in the regulatory and legal environment and involvement of multiple plaintiffs, defendants and insurers.

Loss and LAE reserves for the Valley Companies’ construction defect losses were $38.2 million and $46.1 million at December 31, 2004 and 2003, respectively. Information on construction defect claim activity is contained in the MD&A under the caption “Critical Accounting Estimates”.

The following table illustrates the change over time in the Company’s estimate of reserves for losses and LAE. The first section shows the amount of reserves reported in the Company’s consolidated financial statements as originally reported at the end of each calendar year. The second section, reading down, shows the cumulative amount of payments made through the end of each successive year with respect to that reserve liability. The third section, reading down, shows a reestimation of the original reserve shown in the first section. In the third section, the original reserve is reestimated using information that has become known in subsequent years and as trends become more apparent. The last section compares the latest reestimate with the original estimate. Conditions and trends that affected development in the past may not necessarily repeat in the future. Accordingly, it may not be appropriate to extrapolate reserve deficiencies or redundancies based on this table.

Loss and Loss Adjustment Expense Reserve Development

(Dollars in Millions)

	December 31,
	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Gross Reserve for Unpaid Losses and LAE	303	547	457	468	448	521	541	700	975	1,426	1,511
Deduct:
Reinsurance Recoverables	6	177	36	19	16	35	36	62	92	325	229

Net Reserve for Unpaid Losses and LAE	$297	$370	$421	$449	$432	$486	$505	$638	$883	$1,101	$1,282

Cumulative Amount Paid, Net of Reinsurance as of:

One Year Later	$147	$173	$212	$171	$191	$229	$273	$341	$402	$405
Two Years Later	172	242	255	264	286	334	391	482	577
Three Years Later	198	276	292	316	337	403	475	566
Four Years Later	210	293	316	345	366	455	521
Five Years Later	215	305	331	360	385	484
Six Years Later	220	314	341	372	398
Seven Years Later	225	320	348	379
Eight Years Later	230	326	353
Nine Years Later	235	330
Ten Years Later	238
Reestimate of Net Reserve for Unpaid Losses and LAE as of:

End of Year	$297	$370	$421	$449	$432	$486	$505	$638	$883	$1,101	$1,282
One Year Later	267	330	405	432	420	485	564	721	886	1,062
Two Years Later	238	339	359	382	408	495	612	722	879
Three Years Later	235	328	353	393	427	533	619	724
Four Years Later	234	325	365	408	441	544	623
Five Years Later	232	339	380	418	448	548
Six Years Later	245	357	388	423	453
Seven Years Later	261	364	391	426
Eight Years Later	268	367	394
Nine Years Later	270	369
Ten Years Later	272

Initial Net Reserve for Unpaid Loses and LAE in Excess Of (Less Than) Reestimated Net Reserve for Unpaid Losses and LAE:

Amount of Reestimate	$25	$1	$27	$23	$(21)	$(62)	$(118)	$(86)	$4	$39
Reestimate as a Percentage of Initial Net Reserve for Unpaid Losses and LAE	8.4%	0.3%	6.4%	5.1%	-4.9%	-12.8%	-23.4%	-13.5%	0.5%	3.5%

Latest Reestimate of:

Gross Reserve for Unpaid Losses and LAE	$283	$396	$424	$457	$482	$649	$735	$838	$993	$1,402
Recoverable for Reinsurance	11	27	30	31	29	100	112	114	113	340

Net Reserve for Unpaid Losses and LAE	$272	$369	$394	$426	$453	$549	$623	$724	$880	$1,062

Cumulative (Increase) Decrease to Reestimation of

Gross Reserve for Unpaid Losses and LAE:	$20	$151	$33	$11	$(34)	$(128)	$(194)	$(138)	$(18)	$24

The Company acquired Milwaukee Insurance Group, Inc. and its subsidiaries (“MIG”) in 1995. Accordingly, reserves for MIG are included in the table for 1995 and forward. At December 31, 1995, MIG’s insurance subsidiaries participated in a reinsurance pooling agreement with MIG’s former parent. Reinsurance recoverables increased from 1994 to 1995 due to the inclusion of recoverables related to the reinsurance pooling agreement. Reinsurance recoverables decreased from 1995 to 1996 due primarily to settlements under the pooling agreement and the commutation of the pooling agreement with respect to periods beginning after the acquisition of MIG. The Company acquired Union Automobile Indemnity Company in 1997. Accordingly, reserves for this business, which has since been renamed Unitrin Direct Insurance Company, are included in the table for 1997 and forward. The Company acquired Valley Group Inc. and its subsidiaries (“VGI”) in 1999. Accordingly, reserves for VGI are included in the table for 1999 and forward. Under the agreement governing the acquisition of VGI, the Company was entitled to recover 90% of the unfavorable development of VGI’s pre-acquisition loss and LAE reserves, subject to a maximum recovery of $50 million. Subsequent to the closing, these reserves experienced unfavorable development and the Company recorded a recoverable at the maximum recovery permitted under the terms of the acquisition. White Mountains initially disputed its obligation to indemnify Unitrin, which resulted in the commencement of dispute resolution in accordance with the acquisition agreement. On June 23, 2004, the Company and White Mountains entered into an agreement that settled this matter for substantially all of the amount that Unitrin had previously recorded as a recoverable. On June 25, 2004, White Mountains paid the negotiated settlement amount to Unitrin. The effect of the negotiated settlement was not material to Unitrin. Reserve development shown in the preceding table is net of that recovery. In 2002, the Company acquired Kemper Auto and Home (See Note 3 to the Financial Statements). At the end of 2002, the Company acquired two insurance companies from SCOR Reinsurance Company. Reinsurance recoverable in 2003 and 2004 includes a recoverable from a subsidiary of SCOR Reinsurance Company under an indemnity reinsurance agreement whereby the subsidiary assumed the pre-acquisition liabilities of the two insurance companies acquired by the Company (See Notes 3 and 7 to the Financial Statements).

The estimates increase or decrease as more information becomes known about individual claims and as changes in conditions and claims trends become more apparent. During 2001 and 2002, the Company increased its property and casualty insurance reserves to reflect adverse development due to developing loss trends primarily related to construction defect, mold, automobile liability and product liability loss exposures in its commercial lines of business as well as personal automobile liability.

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

Catastrophe Losses. Naturally occurring catastrophes and storms are inherent risks of the property insurance business. These catastrophic events include hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are and will continue to be a material factor in the results of operations and financial position of Unitrin’s property and casualty insurance companies. Further, because the level of these insured losses experienced in any one year cannot accurately be predicted, these losses contribute to year-to-year fluctuations in the results of the operations and financial position of these companies. Also, specific types of catastrophic events are more likely to occur at certain times within the year than others. This adds an element of seasonality to property insurance claims. The occurrence and severity of catastrophic events are difficult to accurately predict in any year. However, some geographic locations are more susceptible to these events than others. Management has endeavored to control its direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic expansion outside of these regions, and restrictions on the amount and location of new business production in such regions.

Reinsurance. In order to limit their exposures to catastrophic events, Unitrin’s property and casualty insurance companies purchase catastrophe reinsurance. The catastrophe reinsurance program effective from January 1, 2004 to January 1, 2005 provided Unitrin’s Multi Lines, Specialty Lines and Unitrin Direct segments with reinsurance coverage of $130 million above a retention of $15 million.

The catastrophe reinsurance program effective from January 1, 2005 to January 1, 2006 provides Unitrin Business Insurance, Unitrin Specialty and Unitrin Direct with reinsurance coverage of $36 million above a retention of $4 million.

The catastrophe reinsurance program effective from June 1, 2003 to June 1, 2004 provided Kemper Auto & Home with reinsurance coverage that varied depending on the geographic location of the catastrophic event. For the eastern and Gulf coast states, the catastrophe reinsurance program provided Kemper Auto & Home with reinsurance coverage of $110 million above a retention of $20 million. The program also provided additional reinsurance coverage of 50% of any losses in the layer between $15 million and $20 million. For all other states, the program provided reinsurance coverage of $60 million above the retention of $10 million and additional coverage of 50% of any losses in the layer between $5 million and $10 million.

The catastrophe reinsurance program effective from June 1, 2004 to July 1, 2005 provides Kemper Auto & Home with reinsurance coverage of $120 million above a retention of $20 million. The personal lines business that was previously in the Multi Lines segment was added to this reinsurance effective January 1, 2005.

The estimated probable maximum loss for Unitrin’s property and casualty insurance companies, based on external modeling studies, for catastrophic events occurring with a statistical frequency of occurrence of once per 100 years is approximately $138 million. Given their significant presence in Texas, these companies would share with other members of the industry in losses incurred by the Texas Windstorm Insurance Association (“TWIA”). The $138 million estimate includes Unitrin’s estimated share for these companies of TWIA’s losses arising out of a catastrophic event with a statistical frequency of occurrence of once per 100 years. These probable maximum loss estimates are without any consideration of reinsurance or effects of federal income taxes.

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

For further discussion of the reinsurance program, see Note 19 to the Financial Statements. Certain of the Company’s subsidiaries are also parties to a reinsurance arrangement that was in place prior to their being acquired by the Company. For a discussion of such arrangement, see Note 7 to the Financial Statements.

Pricing. Pricing levels for property and casualty insurance are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business and economic conditions including market rates of interest, inflation, expense levels, and judicial decisions. In addition, many state regulators require consideration of investment income when approving or setting rates, which reduces underwriting margins. See MD&A regarding Multi Lines Insurance, Unitrin Specialty, Kemper Auto and Home, and Unitrin Direct segments.

Competition. Based on the most recent annual data published by A.M. Best Company (“A.M. Best”) as of the end of 2003, there were approximately 1,100 property and casualty insurance groups in the United States, made up of approximately 3,100 companies. Unitrin’s property and casualty insurance companies ranked among the 65 largest property and casualty insurance company organizations in the United States, measured by net premiums written (36th), policyholders’ surplus (61st) and admitted assets (55th).

In 2003, the industry’s estimated net premiums written were more than $415 billion, of which 78% were accounted for by 50 groups of companies. Unitrin’s property and casualty insurance companies wrote less than 1% of the industry’s estimated 2003 premium volume.

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

Life and Health Insurance Business

Unitrin’s Life and Health Insurance segment consists of its wholly-owned subsidiaries, United Insurance Company of America (“United”), The Reliable Life Insurance Company (“Reliable”), Union National Life Insurance Company (“Union National Life”),

United Casualty Insurance Company of America (“United Casualty”), Union National Fire Insurance Company (“Union National Fire”) and Reserve National Insurance Company (“Reserve National”). As discussed below, United, Reliable, Union National Life, United Casualty and Union National Fire (Unitrin’s “Career Agency Companies”) distribute their products through a network of employee, or “career,” agents. Reserve National distributes its products through a network of exclusive independent agents. Both these career agents and independent agents are paid commissions for their services. In 2004, the following states provided more than two-thirds of the Life and Health Insurance segment’s premium revenues: Texas (25%), Louisiana (11%), Mississippi (6%), Florida (5%), Illinois (5%), California (4%), Missouri (4%), North Carolina (4%) and Ohio (4%). Ordinary life insurance accounted for 16%, 16% and 21% of Unitrin’s consolidated insurance premiums earned for the years ended December 31, 2004, 2003 and 2002, respectively. Ordinary life insurance accounted for 13%, 13% and 17% of Unitrin’s consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

Career Agency Companies. The Career Agency Companies, based in St. Louis, focus on providing individual life and health insurance products to customers of modest incomes who desire basic protection for themselves and their families. Their leading product is ordinary life insurance, including permanent and term insurance. Face amounts of these policies are lower than those of policies typically sold by other companies in the industry to higher income customers. Premiums average approximately $16 per policy per month. Permanent policies are offered primarily on a non-participating, guaranteed-cost basis. Approximately 80% of the Life and Health Insurance segment’s premium revenues are generated by the Career Agency Companies.

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

Customers of the Career Agency Companies generally are families with annual incomes of less than $25,000. According to the U.S. Bureau of the Census, in 2003, there were over 32 million households in the United States with less than $25,000 of annual income, representing about 29% of all U.S. households.

United, Reliable and Union National Life are certified members of the Insurance Marketplace Standards Association (“IMSA”). IMSA is a voluntary membership organization whose purpose is to promote high ethical standards in the sale of individual life insurance and individual annuity products. IMSA membership must be renewed every three years.

Over the last several years, the Career Agency Companies have substantially completed computer systems integration and consolidated certain administrative operations, thereby eliminating duplicative back office functions. By eliminating operational redundancies, the consolidation is intended to increase the overall efficiency and cost effectiveness of the Career Agency Companies.

Reserve National. Reserve National, based in Oklahoma City, is licensed in 31 states throughout the south, southwest and midwest, and specializes in the sale of accident and health insurance products and Medicare Supplement insurance, primarily to individuals living in rural areas where health maintenance organizations and preferred provider organizations are less prevalent.

Reserve National has approximately 250 independent agents appointed to market and distribute its products. These agents typically represent only Reserve National.

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

Reinsurance. Consistent with insurance industry practice, Unitrin’s life and health insurance companies utilize reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks. Included among the segment’s reinsurance arrangements is excess of loss reinsurance coverage specifically designed to protect against losses arising from catastrophic events under the property insurance policies distributed by the Career Agency Companies’ agents and written by United Casualty, Union National Fire and affiliates, Capitol County Mutual Fire Insurance Company and its subsidiary, Old Reliable Casualty Company. The catastrophe reinsurance program for 2004 provided these companies with reinsurance coverage of $117 million above a retention of $8 million for their property insurance policies.

The catastrophe reinsurance program for 2005 provides these companies with reinsurance coverage of $52 million above a retention of $8 million.

The estimated probable maximum loss for these companies, based on external modeling studies, for catastrophic events occurring with a statistical frequency of occurrence of once per 100 years is approximately $30 million.

Lapse Ratio. The lapse ratio is a measure reflecting a life insurer’s loss of existing business. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Unitrin Life and Health Insurance segment’s lapse ratios for individual life insurance were 10.7%, 10.9% and 9.5%, for the years 2004, 2003 and 2002, respectively.

The customer base served by the Career Agency Companies and competing life insurance companies tends to have a higher incidence of lapse than other demographic segments of the population. Thus, to maintain or increase the level of its business, the Career Agency Companies must continue to write a high volume of new policies.

Competition. Based on the most recent data published by A.M. Best as of the end of 2003, there were approximately 480 life and health insurance company groups in the United States, made up of nearly 2,100 companies. The Unitrin Life and Health Insurance segment ranked in the top quartile of life and health insurance company groups, as measured by admitted assets (91st), net premiums written (98th) and capital and surplus (104th).

Unitrin’s life and health insurance subsidiaries generally compete by using appropriate pricing, selling to selected markets, controlling expenses, maintaining adequate ratings from A.M. Best, and providing competitive services to agents and policyholders.

Consumer Finance Business

Fireside Bank (“Fireside”), based in Pleasanton, California, is engaged in the consumer finance business. Fireside is organized under California law as an industrial bank and is a member of the Federal Deposit Insurance Corporation (the “FDIC”). Fireside’s principal business is the financing of used automobiles through the purchase of retail installment contracts from automobile dealers. The borrowers under these contracts typically have marginal credit histories.

Fireside has 28 branches in California and loan production offices in Arizona, Colorado, Kansas, Minnesota, Oregon and Washington. Fireside has marketing managers in Idaho, New Mexico and Utah, and the Kansas loan production office also services Missouri. Fireside is one of the largest non-prime automobile finance sources in California. Fireside does business with over 4,700 automobile dealers. Fireside has over 129,000 contracts and loans outstanding totaling a gross amount in excess of $1 billion.

Strong underwriting and collection practices are key elements to successful operating performance in the non-prime automobile finance business. Over 75% of Fireside’s general and administrative expenses are devoted to underwriting and collection activities. Fireside individually underwrites each credit application and historically has declined to extend credit to more than two-thirds of its credit applicants. See the discussion of Fireside’s loan loss reserves under the headings “Consumer Finance” and “Critical Accounting Estimates” in the MD&A and Notes 1, 2 and 6 to the Financial Statements. Fireside competes for contracts primarily on the basis of timely service to its automobile dealer customers and by offering competitive terms. Principal competitors include banks, finance companies, credit unions and “captive” credit subsidiaries of automobile manufacturers.

Fireside’s financing activities are funded primarily by FDIC-insured certificates of deposit. Fireside competes for funds primarily with other banks, credit unions and savings and loan associations.

Investments

The quality, nature, and amount of the various types of investments which can be made by insurance companies are regulated by state laws. Depending on the state, these laws permit investments in qualified assets, including but not limited to municipal, state and federal government obligations, corporate bonds, real estate, preferred and common stocks, and mortgages where the value of the underlying real estate exceeds the amount of the loan.

Unitrin’s investment strategy is based on maintaining liquidity to meet both its short and long-term insurance obligations primarily through the combination of investment-grade fixed maturity investments and equity securities. The emphasis is on income-

producing fixed maturity investments and equity securities with the potential for long-term price appreciation. See the discussions of Unitrin’s investments under the headings “Critical Accounting Estimates,” “Investee,” “Investment Results,” “Corporate Investments,” “Liquidity and Capital Resources” and “Quantitative and Qualitative Disclosures about Market Risk,” in the MD&A and Notes 4, 5 and 14 to the Financial Statements.

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

Insurance companies are required to report their financial condition and results in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (the “NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements include risk-based capital (“RBC”) rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2004, the total adjusted capital of each of Unitrin’s insurance subsidiaries exceeded the minimum levels required under RBC rules.

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

In addition to the regulatory requirements described above, a number of current and pending legislative and regulatory measures may significantly affect the insurance business in a variety of ways. These measures include, among other things, tort reform, consumer privacy requirements, producer compensation regulations, corporate governance requirements and financial services deregulation initiatives. For example, at the federal level, the Gramm-Leach-Bliley Act of 1999 removed many federal and state law barriers to affiliations between insurers, banks, securities firms and other financial services providers. This legislation and similar initiatives may lead to increased consolidation and competition in the insurance industry.

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

Consumer Finance Regulation. Fireside is an industrial bank regulated by the California Department of Financial Institutions. Under California banking law, Fireside is permitted to engage in the activities of a commercial bank, except the activity of accepting demand deposits, and is generally subject to the same laws and regulations to which commercial banks are subject under the California banking law, which imposes minimum capitalization requirements and limits dividends, among other things. In addition, since Fireside is a member of the FDIC, it is subject to a broad scheme of regulation under the Federal Deposit Insurance Act and FDIC regulations. Fireside is also subject to a large number of federal and state laws and regulations imposing a variety of standards, controls and disclosure requirements, many of which relate to privacy and fairness in consumer credit, or to detection and prevention of fraud and financial crime.

Recent Developments

Effective February 1, 2005, the Board of Directors approved amendments to the Company’s 1995 Non-Employee Director Stock Option Plan (“1995 Plan”), the 1997 Stock Option Plan (“1997 Plan) and the 2002 Stock Option Plan (“2002 Plan”), and the Compensation Committee approved amendments to the three forms of agreement used for grants under these plans. The amendments to these plans and agreements include non-substantive clarifications and revisions relating primarily to plan administration. In addition, for grants on or after February 1, 2005, the 1997 Plan, the 2002 Plan and the grant agreements for these plans were amended to provide for immediate vesting (rather than forfeiture) of all outstanding options held by an option holder on the date of his or her death or disability. A provision enabling use of arbitration for dispute resolution, already included in the 2002 Plan, was added to the 1997 Plan, and an arbitration clause was added to the agreements under the 1997 Plan and the 2002 Plan. The 1997 Plan agreement was also amended to incorporate use of tandem Stock Appreciation Rights authorized by the plan and consistent with provisions in the 2002 Plan agreement.

Item 2.	Properties.

Owned Properties

Unitrin owns the 41-story office building at One East Wacker Drive, Chicago, Illinois, that houses the executive offices of Unitrin. Unitrin occupies approximately 45,000 square feet of the 527,000 rentable square feet in the building. In addition, Unitrin subsidiaries together own 11 buildings located in 8 states consisting of approximately 225,000 square feet in the aggregate.

Leased Facilities

Unitrin’s Life and Health Insurance segment leases facilities with aggregate square footage of approximately 483,000 at 149 locations in 24 states. The latest expiration date of the existing leases is in January 2015.

Kemper Auto and Home leases facilities with an aggregate square footage of approximately 237,000 at 8 locations in 7 states. The latest expiration date of the existing leases is in November 2009. In addition, the personal lines operations of Unitrin’s former Multi Lines Insurance segment which has been consolidated into the Kemper Auto and Home segment, together with the Unitrin Business Insurance segment, lease facilities with an aggregate square footage of approximately 233,000 at 5 locations in 4 states. The latest expiration date of the existing leases is in February 2008.

Fireside occupies 35 leased facilities with an aggregate square footage of approximately 181,000 in 7 states (including consumer finance branches and main office buildings). The latest expiration date of the existing leases is in November 2011.

Unitrin Specialty leases facilities with an aggregate square footage of approximately 145,000 at 3 locations in 3 states. The latest expiration date of the existing leases is in March 2014.

Unitrin Direct leases facilities with an aggregate square footage of approximately 121,000 at 6 locations in 4 states. The latest expiration date of the existing leases is in March 2011.

Unitrin’s corporate data processing operation occupies a facility with an aggregate square footage of approximately 30,000 square feet under a lease that expires in December 2014.

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

During the quarter ended December 31, 2004, no matters were submitted to a vote of shareholders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unitrin’s common stock is traded on the New York Stock Exchange under the symbol of “UTR.” The high and low prices for Unitrin’s common stock during each quarterly period in 2004 and 2003 are incorporated herein by reference to the unaudited quarterly financial information contained in Note 22 to the Financial Statements, captioned “Quarterly Financial Information.”

Information as to the amount and frequency of cash dividends declared by Unitrin on its common stock during 2004 and 2003 is incorporated herein by reference to the following portions of the Financial Statements:

(a) Consolidated Statements of Shareholders’ Equity and Comprehensive Income; and

(b) Cash Dividends Paid to Shareholders (Per Share) included in Note 22 under the caption “Quarterly Financial Information.”

Information as to restrictions on the ability of Unitrin’s subsidiaries to transfer funds to Unitrin in the form of cash dividends, loans, or advances is incorporated herein by reference to the following items:

(a) Note 10 to the Financial Statements, captioned “Shareholders’ Equity”; and

(b) The “Liquidity and Capital Resources” section of the MD&A.

Information about securities authorized for issuance under the Company’s equity compensation plans is incorporated by reference to Note 11 to the Financial Statements.

As of January 14, 2005, the approximate number of record holders of Unitrin’s common stock was 6,900.

Item 6.	Selected Financial Data.

Selected consolidated financial data for the five years ended December 31, 2004 is incorporated herein by reference to the data captioned “Financial Highlights” and filed as Exhibit 13.3 hereto.

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

The Financial Statements (including their related notes and the report of Deloitte & Touche LLP) are incorporated herein by reference to, and filed as, Exhibit 13.1 hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A.	Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2004. Based on such evaluation, such officers have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Management’s annual report on internal control over financial reporting and the attestation report of the Company’s registered public accounting firm are included in Exhibit 13.1 under the headings “Management Report on Internal Control” and “Report of Independent Registered Public Accounting Firm,” respectively, and incorporated herein by reference.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated herein by reference to the sections captioned “Meetings and Committees of the Board of Directors,” “Unitrin Executive Officers,” “Ownership of Unitrin Common Stock” and “Corporate Governance” in the Proxy Statement for the 2005 Annual Meeting of Shareholders of Unitrin. Unitrin plans to file such proxy statement within 120 days after December 31, 2004, the end of Unitrin’s fiscal year.

The Company’s code of ethics applicable to its chief executive officer, chief financial officer and principal accounting officer (“Code of Ethics for Financial Executives”) is posted in the Corporate Governance section of the Company’s website (www.unitrin.com). The Company also intends to disclose any future amendments to, and any waivers from (though none are anticipated), the Code of Ethics for Financial Executives in the Corporate Governance section of its website.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the section captioned “Executive Officer Compensation and Benefits” in the Proxy Statement for the 2005 Annual Meeting of Shareholders of Unitrin. Neither the report by the Compensation Committee of Unitrin’s Board of Directors nor the Unitrin stock performance graph to be included in such Proxy Statement shall be deemed to be incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is incorporated herein by reference to Note 11 to the Financial Statements and to the section captioned “Ownership of Unitrin Common Stock” in the Proxy Statement for the 2005 Annual Meeting of Shareholders of Unitrin.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item is incorporated herein by reference to the section captioned “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the 2005 Annual Meeting of Shareholders of Unitrin.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the section captioned “Independent Public Accountants” in the Proxy Statement for the 2005 Annual Meeting of Shareholders of Unitrin.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report:

1.	Financial Statements. The following financial statements, in response to Item 8 of the Form 10-K, have been filed as Exhibit 13.1 and together are incorporated by reference into Item 8 hereof:

The consolidated balance sheets of Unitrin and subsidiaries as of December 31, 2004 and 2003, and the consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for the years ended December 31, 2004, 2003 and 2002, together with the notes thereto and the report of Deloitte & Touche LLP thereon.

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

The Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, with regard to the Financial Statement Schedules listed above, is included on the page following Schedule VI.

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.1 through 10.12 relate to compensatory plans filed or incorporated by reference as exhibits hereto pursuant to Item 15(c) of Form 10-K.

2.1	Asset Purchase Agreement, dated as of April 19, 2002, by and among Trinity Universal Insurance Company, Unitrin Services Company and Lumbermens Mutual Casualty Company and certain of its subsidiaries and affiliates (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

2.2	Buy-Out Agreement, dated as of August 20, 2004, by and among Lumbermens Mutual Casualty Company, American Motorists Insurance Company, American Manufacturers Mutual Insurance Company, American Protection Insurance Company, Kemper Lloyds Insurance Company, Unitrin, Inc., Unitrin Services Company, Trinity Universal Insurance Company and certain other subsidiaries and affiliates of Unitrin, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 23, 2004)

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

4.1	Rights Agreement, dated as of August 4, 2004, between Unitrin, Inc. and Wachovia Bank, National Association, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2004)

4.2	Senior Indenture, dated as of June 26, 2002, by and between Unitrin, Inc. and BNY Midwest Trust Company as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 1, 2002)

4.3	Form of Subordinated Indenture (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 5.75% Senior Notes due July 1, 2007 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2002)

4.5	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 30, 2003)

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.2	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated

10.3	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated

10.4	Unitrin, Inc. 2002 Stock Option Plan, as amended and restated

10.5	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan

10.6	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan

10.7	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan

10.8	Unitrin, Inc. Pension Equalization Plan (incorporated herein by reference to Exhibit 10.4 to Unitrin’s Annual Report on Form 10-K for the year ended December 31, 1994), as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.9	Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001), with the following executive officers:

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

10.10	Unitrin, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.11	Unitrin, Inc. Incentive Bonus Plan, dated February 3, 2004 (incorporated herein by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2004, in connection with the Company’s 2004 Annual Meeting of Shareholders)

10.12	Unitrin, Inc. Non-Qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.13	Credit Agreement, dated August 30, 2002, among Unitrin, Inc., the Lenders party thereto, Bank One, N.A., as administrative agent and Wachovia Bank, N.A., as syndication agent (incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed September 4, 2002)

10.14	Registration Rights Agreement, dated as of January 23, 2001, by and among, Northrop Grumman Corporation, NNG, Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation, and Unitrin, Inc. (incorporated by reference to Exhibit 2.1 to Unitrin’s Schedule 13D with respect to Northrop Grumman Corporation dated April 13, 2001)

10.15	Second Amended and Restated Distribution Agreement, dated as of August 17, 2001, between Unitrin, Inc. and Curtiss-Wright Corporation (incorporated by reference to Exhibit 99.1 to Unitrin’s Amendment No. 6 to its Schedule 13D with respect to Curtiss-Wright Corporation dated August 17, 2001)

12	Ratios of Earnings to Fixed Charges

13.1	Financial Statements

13.2	MD&A (see also Exhibit 13.4)

13.3	Financial Highlights

13.4	Shareholders’ Letter (forms a part of MD&A)

21	Subsidiaries of Unitrin, Inc.

23	Consent of Deloitte & Touche LLP

24	Power of Attorney (included on the signature page hereof)

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)

(b)	Exhibits. Included in Item 15(a)3 above

(c)	Financial Statement Schedules. Included in Item 15(a)2 above

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

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

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

No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. The Company assumes no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this report. The reader is advised, however, to consult any further disclosures the Company makes on related subjects in filings made with the SEC.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Unitrin, Inc. has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized, on February 2, 2005.

UNITRIN, INC.
(Registrant)

By:	/s/ Richard C. Vie
Richard C. Vie
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Unitrin, Inc. in the capacities indicated on February 2, 2005.

Signature	Title

/s/ Richard C. Vie Richard C. Vie	Chairman of the Board, Chief Executive Officer and Director

/s/ Donald G. Southwell Donald G. Southwell	President, Chief Operating Officer and Director

/s/ Eric J. Draut Eric J. Draut	Executive Vice President, Chief Financial Officer and Director (principal financial officer)

/s/ Richard Roeske Richard Roeske	Vice President and Chief Accounting Officer (principal accounting officer)

/s/ James E. Annable James E. Annable	Director

/s/ Donald V. Fites Donald V. Fites	Director

/s/ Douglas G. Geoga Douglas G. Geoga	Director

/s/ Jerrold V. Jerome Jerrold V. Jerome	Director

/s/ William E. Johnston, Jr. William E. Johnston, Jr.	Director

/s/ Wayne Kauth Wayne Kauth	Director

/s/ Fayez S. Sarofim Fayez S. Sarofim	Director

/s/ Anne E. Ziegler Ann E. Ziegler	Director

SCHEDULE I

UNITRIN, INC. AND SUBSIDIARIES

INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2004

(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$1,392.7	$1,389.5	$1,389.5
States, Municipalities and Political Subdivisions	1,311.0	1,364.1	1,364.1
Corporate Securities:
Other Bonds and Notes	1,281.7	1,370.1	1,370.1
Redemptive Preferred Stocks	8.6	8.7	8.7

Total Investments in Fixed Maturities	3,994.0	4,132.4	4,132.4

Northrop Grumman Corporation Preferred Stock	177.5	234.3	234.3
Northrop Grumman Corporation Common Stock	341.5	430.3	430.3
Other Equity Securities:
Common Stocks	81.6	91.5	91.5
Preferred Stocks	242.1	331.9	331.9

Total Investments in Other Equity Securities	323.7	423.4	423.4

Investee (A)
UNOVA, Inc.	71.9	320.1	71.9

Total Investee	71.9	320.1	71.9

Loans, Real Estate and Short-term Investments	715.2	XXX.X	715.2

Total Investments	$5,623.8		$6,007.5

(A) - Amortized Cost = Cost Plus Cumulative Undistributed Earnings.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(Dollars in Millions)

	December 31,
	2004	2003
ASSETS

Investment in Subsidiaries and Investee	$2,395.2	$2,179.7
Northrop Grumman Preferred Stock at Fair Value (Cost: 2004—$186.9; 2003—$186.9)	234.3	220.9
Northrop Grumman Common Stock at Fair Value (Cost: 2004—$50.0; 2003—$173.1)	49.8	175.8
Other Equity Securities at Fair Value (Cost: 2004—$2.6; 2003—$1.7)	3.0	2.0
Short Term Investments	34.0	8.0
Cash	4.9	1.5
Other Assets	4.8	10.6

Total Assets	$2,726.0	$2,598.5

LIABILITIES AND SHAREHOLDERS' EQUITY

Senior Notes Payable, 5.75% Due 2007 (Fair Value: 2004—$311.7; 2003—$317.5)	$298.3	$297.6
Senior Notes Payable, 4.875% Due 2010 (Fair Value: 2004—$198.7; 2003—$201.8)	198.3	198.1
Accrued Expenses and Other Liabilities	190.7	283.9

Total Liabilities	687.3	779.6

Shareholders’ Equity:
Common Stock	6.9	6.8
Additional Paid-in Capital	621.4	537.8
Retained Earnings	1,160.8	1,079.8
Accumulated Other Comprehensive Income	249.6	194.5

Total Shareholders’ Equity	2,038.7	1,818.9

Total Liabilities and Shareholders’ Equity	$2,726.0	$2,598.5

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in Millions)

	Years Ended December 31,
	2004	2003	2002
Net Investment Income	$14.1	$14.3	$13.4
Net Realized Investment Gains (Losses)	11.0	(6.6)	—

Total Revenues	25.1	7.7	13.4

Interest Expense	28.3	22.2	18.3
Other Operating (Income) Expenses	(1.2)	2.4	(0.7)

Total Operating Expenses	27.1	24.6	17.6

Income (Loss) before Income Taxes and Equity in Net Income (Loss) of Subsidiaries and Investees	(2.0)	(16.9)	(4.2)

Income Tax Benefit	4.0	9.4	4.6

Income (Loss) before Equity in Net Income (Loss) of Subsidiaries and Investees	2.0	(7.5)	0.4

Equity in Net Income (Loss) of Subsidiaries and Investees	238.2	131.1	(8.6)

Net Income (Loss)	$240.2	$123.6	$(8.2)

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in Millions)

	Years Ended December 31,
	2004	2003	2002
Operating Activities:
Net Income (Loss)	$240.2	$123.6	$(8.2)
Adjustment Required to Reconcile Net Income to Net Cash Provided by Operations:
Equity in Net Income (Loss) of Subsidiaries and Investees	(238.2)	(131.1)	8.6
Cash Dividends from Subsidiaries	17.2	136.3	380.9
Net Realized Investment (Gains) Losses	(11.1)	6.6	—
Other, Net	(76.7)	58.9	(1.5)

Net Cash Provided (Used) by Operating Activities	(68.6)	194.3	379.8

Investing Activities:
Purchase of Common Stock from Subsidiary	—	(182.3)	(32.4)
Sale of Common Stocks to Subsidiary	—	18.0	—
Sale of Common Stocks to Unaffiliates	184.0	96.5	—
Acquisition of Businesses	—	(0.2)	(55.2)
Change in Short-term Investments	(26.0)	5.0	(13.0)
Capital Contributed to Subsidiaries	—	(93.5)	(133.0)
Mortgage Loan to Subsidiary	—	(45.0)	—
Other, Net	(0.9)	(0.9)	(0.7)

Net Cash Provided (Used) by Investing Activities	157.1	(202.4)	(234.3)

Financing Activities:
Notes Payable Proceeds:
Revolving Credit Agreement	—	200.0	638.0
Senior Notes Issued	—	198.0	296.8
Notes Payable Payments:
Revolving Credit Agreement	—	(280.0)	(812.0)
To Subsidiary	—	—	(155.0)
Cash Dividends Paid	(113.5)	(112.2)	(112.4)
Common Stock Repurchases	—	(1.4)	(9.4)
Exercise of Stock Options	28.4	5.2	8.5

Net Cash Provided (Used) by Financing Activities	(85.1)	9.6	(145.5)

Increase (Decrease) in Cash	3.4	1.5	—
Cash, Beginning of Year	1.5	—	—

Cash, End of Year	$4.9	$1.5	$—

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in Millions)

	Years Ended December 31,
	2004	2003	2002
Net Income (Loss)	$240.2	$123.6	$(8.2)

Other Comprehensive Income (Loss):
Gross Unrealized Holding Gains (Losses) Arising During Year:
Securities Held by Subsidiaries	138.4	34.8	(11.3)
Securities Held by Parent	21.4	(4.1)	(2.7)
Cumulative Translation Adjustment	1.7	1.8	2.4

Gross Unrealized Holding Gains (Losses) Arising During Year	161.5	32.5	(11.6)
Income Tax Benefit (Expense)	(56.5)	(11.3)	4.1

Unrealized Holding Gains (Losses) Arising During Year, Net	105.0	21.2	(7.5)

Reclassification Adjustment for Gross (Gains) Losses Realized in Net Income:
Securities Held by Subsidiaries	(87.5)	(42.2)	20.8
Securities Held by Parent	10.9	6.8	—

Reclassification Adjustment for Gross (Gains) Losses Realized in Net Income	(76.6)	(35.4)	20.8
Income Tax Expense (Benefit)	26.7	12.4	(7.3)

Reclassification Adjustment for (Gains) Losses Realized in Net Income (Loss), Net	(49.9)	(23.0)	13.5

Other Comprehensive Income (Loss)	55.1	(1.8)	6.0

Total Comprehensive Income (Loss)	$295.3	$121.8	$(2.2)

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE III

UNITRIN, INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in Millions)

	Year Ended December 31,								December 31,
	Premiums	Premiums Written		Other Income	Net Investment Income	Insurance Claims and Policyholders' Benefits	Amortization Of Deferred Policy Acquisition Costs	Other Insurance Expenses	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
Year Ended December 31, 2004:

Multi Lines Insurance	$467.8		$456.2	$—	$38.1	$289.3	$69.0	$86.3	$29.9	$601.6	$210.6
Unitrin Specialty	486.8		484.5	—	18.0	356.4	72.8	30.8	17.9	270.7	151.6
Kemper Auto and Home	674.0		682.9	7.0	27.2	475.8	121.3	76.9	55.4	358.1	298.5
Unitrin Direct	188.6		213.2	—	6.9	149.8	6.7	44.1	4.4	93.7	113.4
Life and Health Insurance (1)	668.0		N/A	3.6	150.0	396.9	53.8	273.5	314.4	2,339.0	32.0
Other	—		N/A	2.5	21.0	—	—	(11.2)	—	180.9	1.5

Total	$2,485.2	$	N/A	$13.1	$261.2	$1,668.2	$323.6	$500.4	$422.0	$3,844.0	$807.6

Year Ended December 31, 2003:

Multi Lines Insurance	$533.4		$498.7	$—	$34.2	$373.8	$86.7	$82.6	$23.7	$640.2	$223.4
Unitrin Specialty	512.0		514.5	—	15.9	380.7	77.5	30.8	18.4	236.8	154.3
Kemper Auto and Home	600.4		672.2	17.8	16.2	475.4	109.4	82.9	50.8	235.5	289.5
Unitrin Direct	149.9		164.9	—	3.3	123.9	3.1	45.6	1.9	74.5	88.5
Life and Health Insurance (1)	661.5		N/A	4.4	134.9	387.1	58.3	286.5	305.4	2,270.0	32.0
Other	—		N/A	2.9	27.4	—	—	(19.3)	—	234.4	7.0

Total	$2,457.2	$	N/A	$25.1	$231.9	$1,740.9	$335.0	$509.1	$400.2	$3,691.4	$794.7

Year Ended December 31, 2002:

Multi Lines Insurance	$584.2		$590.6	$—	$31.6	$524.8	$84.9	$99.3
Unitrin Specialty	452.9		485.0	—	14.8	366.0	69.4	32.9
Kemper Auto and Home	114.1		331.0	31.9	2.8	88.4	20.9	58.5
Unitrin Direct	73.6		98.5	—	0.9	65.8	1.4	42.4
Life and Health Insurance (1)	653.2		N/A	4.3	151.6	387.3	60.7	273.3
Other	—		N/A	3.6	20.2	—	—	(13.0)

Total	$1,878.0	$	N/A	$39.8	$221.9	$1,432.3	$237.3	$493.4

(1) The Company's Life and Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life and Health Insurance segment.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV

UNITRIN, INC.

REINSURANCE SCHEDULE

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2004:
Life Insurance in Force	$20,259.0	$902.6	$—	$19,356.4	—

Premiums
Life Insurance	$402.6	$0.9	$—	$401.7	0.0%
Accident and Health Insurance	163.9	2.6	—	161.3	—
Property and Liability Insurance	1,748.5	35.4	209.1	1,922.2	10.9%

Total Premiums	$2,315.0	$38.9	$209.1	$2,485.2	8.4%

Year Ended December 31, 2003:
Life Insurance in Force	$19,530.4	$1,156.7	$—	$18,373.7	—

Premiums
Life Insurance	$403.3	$1.4	$0.3	$402.2	0.1%
Accident and Health Insurance	161.7	2.7	—	159.0	—
Property and Liability Insurance	1,305.9	44.9	635.0	1,896.0	33.5%

Total Premiums	$1,870.9	$49.0	$635.3	$2,457.2	25.9%

Year Ended December 31, 2002:
Life Insurance in Force	$20,497.2	$1,153.2	$—	$19,344.0	—

Premiums
Life Insurance	$404.5	$1.5	$0.3	$403.3	0.1%
Accident and Health Insurance	157.9	2.3	—	155.6	—
Property and Liability Insurance	1,125.8	36.3	229.6	1,319.1	17.4%

Total Premiums	$1,688.2	$40.1	$229.9	$1,878.0	12.2%

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE VI

UNITRIN, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

(Dollars in Millions)

	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses		Discount	Unearned Premiums	Earned Premiums	Net Investment Income	Claim and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
Affiliation								Current Year	Prior Years
Year Ended December 31, 2004:
Consolidated property casualty entities	$108.4		$1,510.7	$—	$780.9	$1,922.2	$91.6	$1,351.0	$(39.0)	$281.4	$1,131.2	$1,941.7
Unconsolidated property casualty subsidiaries	—		—	—	—	—	—	—	—	—	—	—

Total	$108.4	$	N/A	$—	$780.9	$1,922.2	$91.6	$1,351.0	$(39.0)	$281.4	$1,131.2	$1,941.7

Year Ended December 31, 2003:
Consolidated property casualty entities	$95.5		$1,426.4	$—	$768.1	$1,896.0	$71.0	$1,388.4	$2.8	$290.3	$1,173.6	$1,950.8
Unconsolidated property casualty subsidiaries	—		—	—	—	—	—	—	—	—	—	—

Total	$95.5	$	N/A	$—	$768.1	$1,896.0	$71.0	$1,388.4	$2.8	$290.3	$1,173.6	$1,950.8

Year Ended December 31, 2002:
Consolidated property casualty entities						$1,319.1	$52.5	$1,002.4	$82.3	$190.3	$868.7	$1,600.4
Unconsolidated property casualty subsidiaries						—	—	—	—	—	—	—

Total						$1,319.1	$52.5	$1,002.4	$82.3	$190.3	$868.7	$1,600.4

See Accompanying Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Unitrin, Inc.

We have audited the consolidated financial statements of Unitrin, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our report thereon dated February 2, 2005 (which report expresses an unqualified opinion and includes an explanatory paragraph as to the changes in Unitrin’s method of accounting for stock-based compensation in 2003); such consolidated financial statements and report are included in the Company’s 2004 Annual Report to Shareholders of Unitrin, Inc. and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Chicago, Illinois

February 2, 2005