Form 10-Q
period 2005-03-31
UNITRIN INC
filed 2005-04-27
CIK 860748

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2005

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

69,009,236 shares of common stock, $0.10 par value, were outstanding as of April, 26, 2005.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues:
Earned Premiums	$615.2	$614.2
Consumer Finance Revenues	52.3	49.6
Net Investment Income	72.0	60.2
Other Income	1.9	2.8
Net Realized Investment Gains	5.7	18.5

Total Revenues	747.1	745.3

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	399.3	423.5
Insurance Expenses	201.1	200.3
Consumer Finance Expenses	39.0	39.6
Interest and Other Expenses	14.6	14.8

Total Expenses	654.0	678.2

Income before Income Taxes and Equity in Net Income (Loss) of Investee	93.1	67.1
Income Tax Expense	27.8	19.0

Income before Equity in Net Income (Loss) of Investee	65.3	48.1
Equity in Net Income (Loss) of Investee	2.6	(0.1)

Net Income	$67.9	$48.0

Net Income Per Share	$0.99	$0.71

Net Income Per Share Assuming Dilution	$0.98	$0.70

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2005 - $4,071.4; 2004 - $3,994.0)	$4,170.3	$4,132.4
Northrop Grumman Corporation Preferred Stock at Fair Value (Cost: 2005 - $177.5; 2004 - $177.5)	230.7	234.3
Northrop Grumman Corporation Common Stock at Fair Value (Cost: 2005 - $341.5; 2004 - $341.5)	427.3	430.3
Other Equity Securities at Fair Value (Cost: 2005 - $323.3; 2004 - $323.7)	416.7	423.4
Investee (UNOVA, Inc.) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2005 - $261.4; 2004 - $320.1)	79.2	71.9
Short-term Investments at Cost which Approximates Fair Value	447.2	356.7
Other	366.3	358.5

Total Investments	6,137.7	6,007.5

Cash	62.4	82.1
Consumer Finance Receivables at Cost (Fair Value: 2005 - $1,008.2; 2004 - $979.2)	1,004.3	971.5
Other Receivables	789.2	819.0
Deferred Policy Acquisition Costs	431.4	422.0
Goodwill	344.7	344.7
Other Assets	145.4	143.5

Total Assets	$8,915.1	$8,790.3

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$2,352.9	$2,333.3
Property and Casualty	1,505.0	1,510.7

Total Insurance Reserves	3,857.9	3,844.0

Certificates of Deposits at Cost (Fair Value: 2005 - $954.8; 2004 - $921.9)	954.5	922.4
Unearned Premiums	820.5	807.6
Accrued and Deferred Income Taxes	257.8	250.7
Notes Payable at Amortized Cost (Fair Value: 2005 - $507.5; 2004 - $516.6)	503.0	502.8
Accrued Expenses and Other Liabilities	469.9	424.1

Total Liabilities	6,863.6	6,751.6

Shareholders’ Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 69,008,190 Shares Issued and Outstanding at March 31, 2005 and 68,828,658 Shares Issued and Outstanding at December 31, 2004	6.9	6.9
Paid-in Capital	650.4	621.4
Retained Earnings	1,176.5	1,160.8
Accumulated Other Comprehensive Income	217.7	249.6

Total Shareholders’ Equity	2,051.5	2,038.7

Total Liabilities and Shareholders’ Equity	$8,915.1	$8,790.3

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Operating Activities:
Net Income	$67.9	$48.0
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(7.4)	(3.4)
Equity in Net (Income) Loss of Investee before Taxes	(4.1)	0.1
Amortization of Investments	3.0	3.2
Decrease in Other Receivables	29.7	8.3
Increase in Insurance Reserves and Unearned Premiums	25.8	39.4
Increase (Decrease) in Accrued and Deferred Income Taxes	26.4	(21.3)
Increase (Decrease) in Accrued Expenses and Other Liabilities	(21.9)	99.3
Net Realized Investment Gains	(5.7)	(18.5)
Provision for Loan Losses	9.7	13.1
Other, Net	3.5	9.5

Net Cash Provided by Operating Activities	126.9	177.7

Investing Activities:
Sales and Maturities of Fixed Maturities	181.4	301.1
Purchases of Fixed Maturities	(260.1)	(405.2)
Sales of Northrop Grumman Corporation Common Stock	—	62.0
Sales of Other Equity Securities	23.4	21.5
Purchases of Equity Securities	(17.7)	(11.2)
Change in Short-term Investments	(90.7)	(183.9)
Acquisition and Improvements of Investment Real Estate	(5.0)	(16.5)
Sale of Investment Real Estate	—	4.2
Change in Other Investments	0.9	1.5
Change in Consumer Finance Receivables	(42.6)	(23.2)
Other, Net	(7.3)	(5.6)

Net Cash Used by Investing Activities	(217.7)	(255.3)

Financing Activities:
Change in Certificates of Deposits and Savings Accounts	32.1	2.8
Change in Universal Life and Annuity Contracts	1.1	0.8
Change in Liability for Funds Held for Securities on Loan	63.9	132.3
Notes Payable Proceeds	20.0	—
Notes Payable Payments	(20.0)	—
Cash Dividends Paid	(29.3)	(28.2)
Cash Exercise of Stock Options	3.3	13.3

Net Cash Provided by Financing Activities	71.1	121.0

Increase (Decrease) in Cash	(19.7)	43.4
Cash, Beginning of Year	82.1	65.7

Cash, End of Period	$62.4	$109.1

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Unitrin, Inc. (“Unitrin” or the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America, is not required by the rules and regulations of the SEC and have been condensed or omitted. In the opinion of the Company’s management, the unaudited Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2004 (the “2004 Annual Report”).

Effective January 1, 2005, the Company combined the personal lines operations of its former Multi Lines Insurance segment into the Kemper Auto and Home segment. In addition, the Company created a separate, stand-alone business operation, referred to as Unitrin Business Insurance, to manage the commercial lines operations of the former Multi Lines Insurance segment. Accordingly, segment results for 2004 have been restated to conform to the current management reporting structure.

Stock-Based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, prospectively to all awards granted, modified or settled on or after January 1, 2003.

The effects on Net Income, Net Income Per Share and Net Income Per Share Assuming Dilution if the fair value based method had been applied to all awards since the effective date of SFAS No. 123 for the periods presented below were:

	Three Months Ended
(Dollars in Millions, Except Per Share Amounts)	March 31, 2005	March 31, 2004
Net Income, As Reported	$67.9	$48.0
Add: Stock-Based Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	1.7	1.3
Deduct: Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	(1.8)	(1.5)

Pro Forma Net Income	$67.8	$47.8

Net Income Per Share:
As Reported	$0.99	$0.71

Pro Forma	$0.98	$0.70

Net Income Per Share Assuming Dilution:
As Reported	$0.98	$0.70

Pro Forma	$0.98	$0.70

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Investment in Investee

Equity in Net Income (Loss) of Investee was income of $2.6 million and a loss of $0.1 million for the three months ended March 31, 2005 and 2004, respectively. Unitrin accounts for its investment in its investee, UNOVA, Inc. (“UNOVA”), under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information, which generally results in a three month delay in the inclusion of UNOVA’s results in Unitrin’s consolidated financial statements. Prior to the periods presented in the unaudited Condensed Consolidated Financial Statements, Unitrin determined that a decline in the fair value of its investment in UNOVA was other than temporary under applicable accounting standards. Accordingly, Unitrin reduced the carrying value of its investment in UNOVA to its then current estimated realizable value and allocated the reduction to Unitrin’s proportionate share of UNOVA’s non-current assets. Accordingly, Unitrin’s reported equity in the net income of UNOVA differs from Unitrin’s proportionate share of UNOVA’s reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets. Unitrin estimates that UNOVA has now subsequently fully recognized in its financial statements the amortization, depreciation or write-downs of such non-current assets. Accordingly, Unitrin expects that its net income from investee, UNOVA, will equal its proportionate share of UNOVA’s results on a going forward basis.

The fair value of Unitrin’s investment in UNOVA exceeded the carrying value of Unitrin’s investment in UNOVA by $182.2 million and $248.2 million at March 31, 2005 and December 31, 2004, respectively. In accordance with applicable accounting standards, such excess is not included in the unaudited Condensed Consolidated Financial Statements.

Note 3 - Other Receivables

Other Receivables at March 31, 2005 and December 31, 2004 included reinsurance recoverables of $175.2 million and $180.9 million, respectively, from General Security National Insurance Company (“GSNIC”), a subsidiary of SCOR Reinsurance Company (“SRC”). Under the agreement governing the Company’s 2002 acquisition of certain companies from SRC, SRC and/or GSNIC are responsible for all liabilities of the acquired companies incurred prior to the acquisition. GSNIC is rated “B++” (Very Good) by A.M. Best Co., Inc., the principal insurance company rating agency.

Note 4 - Notes Payable

Total Debt Outstanding at March 31, 2005 and December 31, 2004 was:

(Dollars in Millions)	March 31, 2005	December 31, 2004
Senior Notes at Amortized Cost:
5.75% Senior Notes due July 1, 2007	$298.5	$298.3
4.875% Senior Notes due November 1, 2010	198.3	198.3
Mortgage Note Payable at Amortized Cost	6.2	6.2

Total Debt Outstanding	$503.0	$502.8

The Company had no outstanding advances under its unsecured revolving credit agreement at March 31, 2005 or December 31, 2004.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Notes Payable (continued)

Interest Paid, including facility fees, for the three months ended March 31, 2005 and 2004 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Notes Payable under Revolving Credit Agreement	$0.1	$0.2
5.75% Senior Notes due July 1, 2007	8.6	8.6
Mortgage Note Payable	0.1	—

Total Interest Paid	$8.8	$8.8

Interest Expense, including facility fees and accretion of discount, for the three months ended March 31, 2005 and 2004 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Notes Payable under Revolving Credit Agreement	$0.2	$0.1
5.75% Senior Notes due July 1, 2007	4.5	4.5
4.875% Senior Notes due November 1, 2010	2.5	2.5
Mortgage Note Payable	0.1	—

Total Interest Expense	$7.3	$7.1

Note 5 - Securities Lending

Some of the Company’s subsidiaries are parties to securities lending agreements whereby unrelated parties, primarily large brokerage firms, borrow securities from the subsidiaries’ accounts. Borrowers of these securities must deposit cash collateral with the subsidiaries equal to 102% of the fair value of the securities loaned. The subsidiaries continue to receive the interest on loaned securities as beneficial owners, and accordingly, the loaned securities are included in Fixed Maturities. The amount of collateral received is invested in short-term securities and is included in the Condensed Consolidated Financial Statements as Short-term Investments with a corresponding Liability for Funds Held for Securities on Loan included in Accrued Expenses and Other Liabilities. The fair value of collateral held was $63.9 million at March 31, 2005. No securities were on loan at December 31, 2004.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended
(Dollars and Shares in Millions, Except Per Share Amounts)	March 31, 2005	March 31, 2004
Net Income	$67.9	$48.0
Dilutive Effect on Net Income from Investee’s Equivalent Shares	—	—

Net Income Assuming Dilution	$67.9	$48.0

Weighted Average Common Shares Outstanding	68.9	68.0
Dilutive Effect of Unitrin Stock Option Plans	0.5	0.6

Weighted Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	69.4	68.6

Net Income Per Share	$0.99	$0.71

Net Income Per Share Assuming Dilution	$0.98	$0.70

Options outstanding at March 31, 2005 and 2004 to purchase 0.4 million shares and 0.9 million shares, respectively, of Unitrin common stock were excluded from the computation of Net Income Per Share Assuming Dilution for the three months ended March 31, 2005 and 2004, respectively, because the exercise prices exceeded the average market price.

Note 7 - Other Comprehensive Income (Loss)

Other Comprehensive Income (Loss) for the three months ended March 31, 2005 and 2004 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Increase (Decrease) in Unrealized Gains, Net of Reclassification Adjustment for Gains Included in Net Income	$(52.4)	$80.5
Other	3.2	2.3
Effect of Income Taxes	17.3	(29.2)

Other Comprehensive Income (Loss)	$(31.9)	$53.6

The Company’s Investment in Investee is accounted for under the equity method of accounting and, accordingly, changes in its fair value are excluded from the determination of Total Comprehensive Income and Other Comprehensive Income (Loss). Total Comprehensive Income for the three months ended March 31, 2005 and 2004 was $36.0 million and $101.6 million, respectively.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Income from Investments

Net Investment Income for the three months ended March 31, 2005 and 2004 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Investment Income:
Interest and Dividends on Fixed Maturities	$51.9	$45.0
Dividends on Northrop Preferred Stock	3.1	3.1
Dividends on Northrop Common Stock	1.8	2.5
Dividends on Other Equity Securities	3.0	3.0
Short-term Investments	2.6	1.2
Real Estate	6.7	5.8
Other	8.1	4.1

Total Investment Income	77.2	64.7

Investment Expenses:
Real Estate	4.9	4.2
Other	0.3	0.3

Total Investment Expenses	5.2	4.5

Net Investment Income	$72.0	$60.2

The components of Net Realized Investment Gains for the three months ended March 31, 2005 and 2004 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Fixed Maturities:
Gains on Dispositions	$0.8	$0.7
Losses on Dispositions	(0.1)	(0.1)
Northrop Common Stock:
Gains on Dispositions	—	8.3
Other Equity Securities:
Gains on Dispositions	6.9	10.0
Losses on Dispositions	(0.5)	(0.4)
Losses from Write-downs	(1.3)	(0.7)
Other Investments:
Gains on Dispositions	—	0.9
Losses on Dispositions	(0.1)	(0.2)

Net Realized Investment Gains	$5.7	$18.5

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Income from Investments (continued)

Net Realized Investment Gains were $5.7 million for the three months ended March 31, 2005, compared to $18.5 million for the same period in 2004. Net Realized Investment Gains for the three months ended March 31, 2005 includes pre-tax gains of $2.2 million from sales of a portion of the Company’s investment in Baker Hughes, Inc. (“Baker Hughes”) common stock and pre-tax gains of $1.7 million resulting from sales of a portion of the Company’s investment in Hartford Financial Services Group, Inc. (“Hartford”) common stock. The fair value of the Company’s remaining investments in Baker Hughes common stock and Hartford common stock was $46.8 million and $18.5 million, respectively, at March 31, 2005. The Company cannot anticipate when or if similar investment gains may occur in the future.

Net Realized Investment Gains for the three months ended March 31, 2004 includes pre-tax gains of $8.3 million from sales of a portion of the Company’s investment in Northrop Grumman Corporation (“Northrop”) common stock, pre-tax gains of $4.1 million from sales of a portion of the Company’s investment in Baker Hughes common stock and pre-tax gains of $3.2 million from sales of a portion of the Company’s investment in Hartford common stock. The Company cannot anticipate when or if similar investment gains may occur in the future.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include: 1) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value; 2) the duration and extent to which the fair value has been less than cost; and 3) the financial condition and prospects of the issuer. Net Realized Investment Gains for the three months ended March 31, 2005 and 2004 includes pre-tax losses of $1.3 million and $0.7 million, respectively, resulting from other than temporary declines in the fair value of investments. The Company cannot anticipate when or if similar investment losses may occur in the future.

Note 9 - Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the three months ended March 31, 2005 and 2004 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Service Cost Benefits Earned	$3.2	$4.3
Interest Cost on Projected Benefit Obligations	4.5	4.8
Expected Return on Plan Assets	(5.1)	(5.2)
Net Amortization and Deferral	(0.1)	0.1

Total Pension Expense	$2.5	$4.0

Based on the Company’s most recent actuarial valuation, the Company does not expect to make contributions to its pension plans in 2005.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 - Pension Benefits and Postretirement Benefits Other Than Pensions (continued)

The components of Postretirement Benefits Other than Pensions Expense for the three months ended March 31, 2005 and 2004 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Service Cost Benefits Earned	$—	$0.2
Interest Cost on Projected Benefit Obligations	0.9	0.8
Net Amortization and Deferral	(0.2)	(0.4)

Total Postretirement Benefits Other than Pensions Expense	$0.7	$0.6

Based on the Company’s most recent actuarial valuation, the Company expects to contribute $5.8 million to its postretirement benefits other than pensions plan in 2005.

Note 10 – Income Taxes

At December 31, 2004, the Company had not provided Federal income taxes on approximately $192 million of income earned prior to 1984 by certain of the Company’s life insurance subsidiaries (the “Pre-1984 Undistributed Income”). Under tax laws applicable to years 2004 and prior, such income would not be subject to Federal income taxes under certain circumstances. Federal income taxes could have been incurred on such income if it had been distributed to shareholders or if other limitations were not met. The American Jobs Creation Act of 2004 (“AJCA”) has effectively suspended the taxation of this income for years 2005 and 2006. Furthermore, to the extent qualifying distributions can be made in 2005 and/or 2006 out of the affected life insurance subsidiaries, the Company can eliminate any or all of this income that would potentially be subject to tax in years after 2006. During the first quarter of 2005, United Insurance Company of America (“United”), a direct wholly-owned subsidiary of Unitrin, paid a dividend of $15 million to Unitrin, which reduced the Pre-1984 Undistributed Income by the same amount. There was no impact on income tax expense for the three months ended March 31, 2005 due to the suspension of taxation described above. The Company anticipates that United will pay additional dividends totaling $45 million during the remainder of 2005, which will also reduce the Pre-1984 Undistributed Income by the same amount. The Company continues to evaluate the AJCA provisions. The evaluation is expected to be substantially complete by the end of 2005. Accordingly, except for the dividends described above, the Company cannot presently predict what additional distributions, if any, will be made in 2005 or 2006 by the Company’s life insurance subsidiaries.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Business Segments

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through six operating segments: Kemper Auto and Home, Unitrin Specialty, Unitrin Direct, Unitrin Business Insurance, Life and Health Insurance and Consumer Finance.

Effective January 1, 2005, the Company combined the personal lines operations of its former Multi Lines Insurance segment into the Kemper Auto and Home segment. In addition, the Company created a separate, stand-alone business operation, referred to as Unitrin Business Insurance, for the commercial lines operations and certain reinsurance programs of the former Multi Lines Insurance segment. Accordingly, segment results for 2004 have been restated to conform to the current management reporting structure.

Kemper Auto and Home provides preferred and standard risk personal automobile and homeowners insurance through independent agents.

The Unitrin Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty markets through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their driving records.

Unitrin Direct markets personal automobile insurance through direct mail and the Internet through web insurance portals, click-thrus and its own website. Unitrin Direct, as a direct marketer, typically incurs higher up-front acquisition costs associated with marketing products and acquiring new policies, but incurs lower renewal costs than traditional insurance providers.

The Unitrin Business Insurance segment provides commercial automobile, general liability, commercial fire, commercial multi-peril and workers compensation insurance. Its products are designed and priced for those businesses that have demonstrated favorable risk characteristics and loss histories and are sold by independent agents.

The Life and Health Insurance segment includes individual life, accident, health and hospitalization insurance. The Company’s Life and Health Insurance employee-agents also market property insurance products under common management.

The Consumer Finance segment makes consumer loans primarily for the purchase of pre-owned automobiles and offers certificates of deposits.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Business Segments (continued)

Segment Revenues for the three months ended March 31, 2005 and 2004 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Revenues:
Kemper Auto and Home:
Earned Premiums	$233.1	$233.6
Net Investment Income	12.0	8.5
Other Income	0.2	1.2

Total Kemper Auto and Home	245.3	243.3

Unitrin Specialty:
Earned Premiums	113.9	121.9
Net Investment Income	5.3	4.1

Total Unitrin Specialty	119.2	126.0

Unitrin Direct:
Earned Premiums	53.1	42.2
Net Investment Income	2.3	1.4

Total Unitrin Direct	55.4	43.6

Unitrin Business Insurance:
Earned Premiums	47.2	49.8
Net Investment Income	7.6	6.1

Total Unitrin Business Insurance	54.8	55.9

Life and Health Insurance:
Earned Premiums	167.9	166.7
Net Investment Income	40.2	34.6
Other Income	1.1	0.9

Total Life and Health Insurance	209.2	202.2

Consumer Finance	52.3	49.6

Total Segment Revenues	736.2	720.6
Unallocated Dividend Income	5.1	5.9
Net Realized Investment Gains	5.7	18.5
Other	0.1	0.3

Total Revenues	$747.1	$745.3

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Business Segments (continued)

Segment Operating Profit for the three months ended March 31, 2005 and 2004 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Segment Operating Profit (Loss):
Kemper Auto and Home	$28.5	$11.5
Unitrin Specialty	10.6	10.8
Unitrin Direct	0.7	(3.3)
Unitrin Business Insurance	8.7	5.2
Life and Health Insurance	27.5	16.7
Consumer Finance	13.3	10.0

Total Segment Operating Profit	89.3	50.9

Unallocated Dividend Income	5.1	5.9
Net Realized Investment Gains	5.7	18.5
Other Expense, Net	(7.0)	(8.2)

Income Before Income Taxes and Equity in Net Income (Loss) of Investee	$93.1	$67.1

Segment Net Income for the three months ended March 31, 2005 and 2004 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Segment Net Income (Loss):
Kemper Auto and Home	$20.5	$8.9
Unitrin Specialty	7.7	7.8
Unitrin Direct	0.9	(1.8)
Unitrin Business Insurance	6.9	4.4
Life and Health Insurance	17.9	11.1
Consumer Finance	7.7	5.7

Total Segment Net Income	61.6	36.1
Net Income (Loss) From:
Unallocated Dividend Income	4.5	5.2
Net Realized Investment Gains	3.7	12.0
Other Expense, Net	(4.5)	(5.2)

Income Before Equity in Net Income (Loss) of Investee	65.3	48.1
Equity in Net Income (Loss) of Investee	2.6	(0.1)

Net Income	$67.9	$48.0

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Business Segments (continued)

Earned Premiums by product line for the three months ended March 31, 2005 and 2004 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Life	$101.7	$100.7
Accident and Health	39.7	40.3
Property and Casualty:
Personal Lines:
Automobile	292.5	298.6
Homeowners	93.8	89.6
Other Personal	11.2	10.4

Total Personal Lines	397.5	398.6
Commercial Lines:
Automobile	44.6	41.6
Property and Liability	20.3	21.2
Workers’ Compensation	5.6	5.5
Commercial Reinsurance Program	5.8	6.3

Total Commercial Lines	76.3	74.6

Total Earned Premiums	$615.2	$614.2

Note 12 - Related Party Transactions

One of Unitrin’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. Certain of the Company’s insurance company subsidiaries and FS&C are parties to agreements under which FS&C provides investment management services. In addition, FS&C provides investment management services with respect to certain funds of the Company’s pension plans. The agreements governing these arrangements are terminable by either party at any time upon 30 days advance written notice.

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based upon the fair market value of the assets under management. At March 31, 2005, the Company’s subsidiaries and the Company’s pension plan had approximately $171.8 million and $75.7 million, respectively, in investments managed by FS&C. During the first three months of 2005, the Company’s subsidiaries and the Company’s pension plan paid $0.2 million in the aggregate to FS&C. During the first three months of 2004, the Company’s subsidiaries and the Company’s pension plan paid $0.1 million in the aggregate to FS&C.

With respect to the Company’s 401(k) Savings Plan, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. As of March 31, 2005, Company employees participating in the Company’s 401(k) Savings Plan had allocated approximately $27.2 million for investment in the Dreyfus Appreciation Fund, representing approximately 12% of the total amount invested in the Company’s 401(k) Savings Plan.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 - Related Party Transactions (continued)

The Company believes that the transactions described above have been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

As described in Note 14, the Company also has certain relationships with mutual insurance holding companies and mutual insurance companies. Such companies are owned by the policyholders of such companies or their insurance subsidiaries.

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

Note 14 - Relationships with Mutual Holding Companies and Mutual Insurance Companies

Trinity Universal Insurance Company (“Trinity”) and Milwaukee Insurance Company (“MIC”) are parties to a quota share reinsurance agreement whereby Trinity assumes 95% of the business written or assumed by MIC. MIC is owned by Mutual Insurers Holding Company (“MIHC”), which in turn is owned by MIC’s policyholders. MIC and First Nonprofit Insurance Company (through its predecessor, First Nonprofit Mutual Insurance Company) (“FNP”) are parties to a quota share reinsurance agreement whereby MIC assumes 80% of the business written or assumed by FNP. Pursuant to such reinsurance agreement, FNP agrees to arrange for its parent company, First Nonprofit Mutual Holding Company (“FNMHC”), to nominate candidates selected by MIC constituting a majority of the FNMHC board of directors. As a result, five employees of the Company selected by MIC serve as directors of FNMHC at March 31, 2005. FNP is owned by FNMHC, which in turn is owned by FNP’s policyholders. Five employees of the Company also serve as directors of MIHC’s nine member board of directors. Two employees of the Company also serve as directors of MIC, but together do not constitute a majority of MIC’s board of directors. The quota share agreements above can be terminated at anytime by any of the parties to the respective agreements, subject to the notice requirements in such agreements.

Trinity and Capitol County Mutual Fire Insurance Company (“Capitol”) are parties to a quota share reinsurance agreement whereby Trinity assumes 95% of the business written by Capitol. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Five employees of the Company serve as directors of Capitol’s five member board of directors. Nine employees of the Company also serve as directors of Capitol’s wholly-owned subsidiary, Old Reliable Casualty Company’s (“ORCC”) nine member board of directors. The Reliable Life Insurance Company (“Reliable”), a wholly-owned subsidiary of Unitrin, provides certain administrative services to Capitol and its subsidiary, ORCC. In addition, agents employed by Reliable are also appointed by Capitol and ORCC to sell property insurance products. Union National Life Insurance Company, a wholly-owned subsidiary of Unitrin, also provides claims administration services to Capitol and ORCC.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Summary of Results

Net Income was $67.9 million ($0.99 per common share) for the three months ended March 31, 2005, compared to $48.0 million ($0.71 per common share) for the same period in 2004. As discussed throughout this Management’s Discussion and Analysis of Results of Operations and Financial Condition, Net Income increased for the three months ended March 31, 2005, due primarily to improved operating results in the Company’s business segments, partially offset by lower Net Realized Investment Gains.

Total Revenues were $747.1 million for the first quarter of 2005, compared to $745.3 million for the first quarter of 2004, an increase of $1.8 million.

Total Earned Premiums for the first quarter of 2005 were $615.2 million, an increase of $1.0 million compared to the first quarter of 2004. Earned Premiums increased in the Unitrin Direct segment, mostly offset by decreased Earned Premiums in the Unitrin Specialty segment.

Consumer Finance Revenues increased by $2.7 million for the first quarter of 2005, compared to the same period in 2004, due primarily to higher levels of loans outstanding, partially offset by lower portfolio interest rates.

Net Investment Income increased by $11.8 million for the first quarter of 2005, compared to the same period in 2004, due primarily to higher levels of investments and higher yields on investments. The Company reduced its short-term investments during 2004 and reinvested those funds in higher yielding fixed maturities with longer durations.

Net Realized Investment Gains were $5.7 million for the first quarter of 2005, compared to $18.5 million for the first quarter of 2004. Net Realized Investment Gains for the first quarter of 2005 includes pre-tax gains of $2.2 million from the sales of a portion of the Company’s investment in Baker Hughes, Inc. (“Baker Hughes”) common stock and pre-tax gains of $1.7 million resulting from the sales of a portion of the Company’s investment in Hartford Financial Services Group, Inc. (“Hartford”) common stock. The Company cannot anticipate when or if similar investment gains may occur in the future.

Critical Accounting Policies

The Company’s subsidiaries conduct their businesses in three industries: property and casualty insurance, life and health insurance and consumer finance. Accordingly, the Company is subject to several industry-specific accounting principles under accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The process of estimation is inherently uncertain. Accordingly, actual results could ultimately differ materially from the estimated amounts reported in the Company’s financial statements. Different assumptions are likely to result in different estimates of reported amounts. The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty incurred losses and loss adjustment expenses (“LAE”), the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of postretirement benefit obligations. These critical accounting policies are more fully described in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in its Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2004.

Kemper Auto and Home

On January 1, 2005, the Company combined the personal lines insurance operations of its former Multi Lines Insurance segment into the Kemper Auto and Home segment. Amounts for 2004 have been restated to conform to the current management reporting structure. The results of the Kemper Auto and Home segment for the three months ended March 31, 2005 and 2004, as restated, were:

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Earned Premiums:
Automobile	$154.6	$159.3
Homeowners	67.3	63.9
Other Personal	11.2	10.4

Total Earned Premiums	233.1	233.6
Net Investment Income	12.0	8.5
Other Income	0.2	1.2

Total Revenues	245.3	243.3

Incurred Losses and LAE	146.4	164.3
Insurance Expenses	70.4	67.5

Operating Profit	28.5	11.5
Income Tax Expense	8.0	2.6

Net Income	$20.5	$8.9

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	60.0%	68.6%
Incurred Catastrophe Loss and LAE Ratio	2.8%	1.7%

Total Incurred Loss and LAE Ratio	62.8%	70.3%
Incurred Expense Ratio	30.2%	28.9%

Combined Ratio	93.0%	99.2%

(Dollars in Millions)	March 31, 2005	Dec. 31, 2004
Insurance Reserves:
Personal Automobile	$409.6	$395.9
Homeowners	83.9	87.1
Other Personal	23.3	20.5

Total Insurance Reserves	$516.8	$503.5

Kemper Auto and Home (continued)

(Dollars in Millions)	March 31, 2005	Dec. 31, 2004
Loss Reserves:
Case	$204.5	$205.9
Incurred but Not Reported	221.6	211.2

Total Loss Reserves	426.1	417.1
LAE Reserves	90.7	86.4

Total Insurance Reserves	$516.8	$503.5

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$15.6	$6.6
Favorable (Adverse) Catastrophe Loss and LAE Reserve Development, Net	(0.3)	0.7

Total Favorable Loss and LAE Reserve Development, Net	$15.3	$7.3

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	3.0%	1.9%

Earned Premiums in the combined Kemper Auto and Home segment decreased by $0.5 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to lower volume, partially offset by higher rates. The Company is unable to predict what impact the combination of its personal lines insurance operations into the Kemper Auto and Home segment will have on written and earned premiums. Other Income decreased by $1.0 million for the three months ended March 31, 2005, compared to the same period in 2004, due to the continuing run-off of policies and related claims administered for third parties. Net Investment Income increased by $3.5 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to higher levels of investments and higher yields on investments.

Operating Profit in the Kemper Auto and Home segment increased by $17.0 million for the three months ended March 31, 2005, compared to the same period in 2004. Operating Profit for the three months ended March 31, 2005 increased in the Kemper Auto and Home segment due primarily to lower incurred loss and LAE and the higher net investment income, partially offset by higher insurance expenses. Incurred loss and LAE, as a percentage of earned premiums in the Kemper Auto and Home segment decreased for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to improved premium rate adequacy and the impact of favorable loss and LAE reserve development, partially offset by higher catastrophe losses. The Kemper Auto and Home segment recognized favorable loss and LAE reserve development of $15.3 million for the three months ended March 31, 2005, compared to favorable development of $7.3 million for the same period in 2004. Catastrophe losses and LAE in the Kemper Auto and Home segment increased by $1.6 million for the three months ended March 31, 2005, compared to the same period in 2004. Insurance expenses increased by $2.9 million for the three months ended March 31, 2005, compared to the same period in 2004. Restructuring costs recognized in the Kemper Auto and Home segment were $0.8 million for the three months ended March 31, 2005.

Net Income in the Kemper Auto and Home segment increased by $11.6 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to the increase in operating profit. The Kemper Auto and Home segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income. Tax-exempt investment income was $5.7 million for the three months ended March 31, 2005, compared to $4.1 million for the same period in 2004.

Unitrin Specialty

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Earned Premiums:
Personal Automobile	$84.8	$97.1
Commercial Automobile	29.1	24.6
Other	—	0.2

Total Earned Premiums	113.9	121.9
Net Investment Income	5.3	4.1

Total Revenues	119.2	126.0
Incurred Losses and LAE	84.5	89.3
Insurance Expenses	24.1	25.9

Operating Profit	10.6	10.8
Income Tax Expense	2.9	3.0

Net Income	$7.7	$7.8

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	73.9%	73.3%
Incurred Catastrophe Loss and LAE Ratio	0.3%	0.0%

Total Incurred Loss and LAE Ratio	74.2%	73.3%
Incurred Expense Ratio	21.2%	21.2%

Combined Ratio	95.4%	94.5%

(Dollars in Millions)	March 31, 2005	Dec. 31, 2004
Insurance Reserves:
Personal Automobile	$166.9	$168.1
Commercial Automobile	90.5	83.3
Other	19.3	19.3

Total Insurance Reserves	$276.7	$270.7

Unitrin Specialty (continued)

(Dollars in Millions)	March 31, 2005	Dec. 31, 2004
Loss Reserves:
Case	$140.3	$137.2
Incurred but Not Reported	85.9	82.8

Total Loss Reserves	226.2	220.0
LAE Reserves	50.5	50.7

Total Insurance Reserves	$276.7	$270.7

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$3.2	$1.5
Catastrophe Loss and LAE Reserve Development, Net	—	—

Total Favorable Loss and LAE Reserve Development, Net	$3.2	$1.5

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	1.2%	0.6%

Earned Premiums in the Unitrin Specialty segment decreased by $8.0 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to lower premium volume in personal automobile, partially offset by higher premium volume in commercial automobile. The lower personal automobile premium volume was due primarily to increased competition. The Unitrin Specialty segment is in the process of reducing personal automobile insurance rates in certain states where profitability is above the Company’s target levels to improve its competitive position. Personal automobile premiums also decreased by $12.3 million for the three months ended March 31, 2005, compared to the same period in 2004, due to Unitrin Specialty’s decision to exit its motorcycle insurance business, which is included in the Unitrin Specialty segment’s personal automobile insurance line. Net Investment Income increased by $1.2 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to higher yields on investments and higher levels of investments.

Operating Profit in the Unitrin Specialty segment decreased slightly for the three months ended March 31, 2005, compared to the same period in 2004. Operating profit from personal automobile insurance decreased $1.6 million due primarily to the lower premium volume and higher losses and LAE and insurance expenses as a percentage of earned premiums, partially offset by the higher investment income. Personal automobile insurance losses and LAE increased as a percentage of earned premiums due to higher frequency and severity of losses. Operating profit from commercial automobile insurance increased $1.3 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to the higher premium volume and higher investment income.

Unitrin Specialty (continued)

Net loss and LAE reserve development had a favorable effect of $3.2 million for the three months ended March 31, 2005, compared to a favorable effect of $1.5 million for the same period in 2004. Catastrophe losses and LAE in the Unitrin Specialty segment were not significant for the three months ended March 31, 2005 or 2004.

Net Income in the Unitrin Specialty segment decreased slightly for the three months ended March 31, 2005, compared to the same period in 2004. The Unitrin Specialty segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income. Tax-exempt investment income in the Unitrin Specialty segment was $2.5 million and $2.0 million for the three months ended March 31, 2005 and 2004, respectively.

Unitrin Direct

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Premiums Written	$58.4	$48.9
Increase in Unearned Premiums	(5.3)	(6.7)

Earned Premiums	53.1	42.2
Net Investment Income	2.3	1.4

Total Revenues	55.4	43.6

Incurred Losses and LAE	41.4	33.8
Insurance Expenses	13.3	13.1

Operating Profit (Loss)	0.7	(3.3)
Income Tax Benefit	0.2	1.5

Net Income (Loss)	$0.9	$(1.8)

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	78.1%	80.1%
Incurred Catastrophe Loss and LAE Ratio	-0.1%	0.0%

Total Incurred Loss and LAE Ratio	78.0%	80.1%
Incurred Expense Ratio	25.0%	31.0%

Combined Ratio	103.0%	111.1%

Unitrin Direct (continued)

(Dollars in Millions)	March 31, 2005	Dec. 31, 2004
Loss Reserves:
Case	$60.6	$59.5
Incurred but Not Reported	16.4	17.5

Total Loss Reserves	77.0	77.0
LAE Reserves	16.3	16.7

Total Insurance Reserves	$93.3	$93.7

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Total Favorable Loss and LAE Reserve Development, Net	$1.3	$1.8

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	1.4%	2.4%

Premiums Written, which represent the total amount of premiums to be received over the policy term, in the Unitrin Direct segment increased by $9.5 million for the three months ended March 31, 2005, compared to the same period in 2004, due to higher volume of insurance and higher rates. Premiums are recognized as revenues in the Company’s financial statements not when written, but rather as earned over the life of the policy. Earned premiums relate to the elapsed portion of each policy’s term. The difference between Premiums Written and Earned Premiums relating to the remaining portion of each policy’s term is reflected as a deferred revenue liability referred to as Unearned Premiums in the Company’s Consolidated Balance Sheets. Earned Premiums for the three months ended March 31, 2005 were $53.1 million, compared to $42.2 million for the same period in 2004. Net Investment Income in the Unitrin Direct segment increased by $0.9 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to higher levels of investments and, to a lesser extent, higher yields on investments.

For the three months ended March 31, 2005, the Unitrin Direct segment reported an Operating Profit of $0.7 million, compared to an Operating Loss of $3.3 million for the same period in 2004. The Unitrin Direct segment’s operating results improved due primarily to lower insurance expenses as a percentage of earned premiums and lower incurred losses and LAE as a percentage of earned premiums. Insurance expenses as a percentage of earned premiums decreased due primarily to improved economies of scale. Incurred losses and LAE as a percentage of earned premiums reflect improved premium rate adequacy. Losses and LAE from catastrophes were not significant in the Unitrin Direct segment for both the three months ended March 31, 2005 and 2004.

For the three months ended March 31, 2005, the Unitrin Direct segment reported Net Income of $0.9 million compared to a Net Loss of $1.8 million for the same period in 2004. The Unitrin Direct segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income. Tax-exempt investment income was $1.1 million for the three months ended March 31, 2005, compared to $0.7 million for the same period in 2004. The first quarter of 2005 is the second consecutive discrete quarter in which the Unitrin Direct segment reported positive Operating Profit and Net Income. The Company anticipates that Unitrin Direct will reach profitability on a full year basis in 2005.

Unitrin Business Insurance

On January 1, 2005, the Company launched its new stand-alone commercial lines business segment - Unitrin Business Insurance. The Unitrin Business Insurance segment includes the commercial lines operations and certain commercial reinsurance programs of the former MultiLines Insurance segment. Amounts for 2004 have been restated to conform to the current management reporting structure.

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Earned Premiums:
Commercial Automobile	$15.5	$17.0
Commercial Property and Liability	20.3	21.0
Workers’ Compensation	5.6	5.5
Commercial Reinsurance Program	5.8	6.3

Total Earned Premiums	47.2	49.8
Net Investment Income	7.6	6.1

Total Revenues	54.8	55.9
Incurred Losses and LAE	26.2	31.1
Insurance Expenses	19.9	19.6

Operating Profit	8.7	5.2
Income Tax Expense	1.8	0.8

Net Income	$6.9	$4.4

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	55.1%	61.0%
Incurred Catastrophe Loss and LAE Ratio	0.4%	1.4%

Total Incurred Loss and LAE Ratio	55.5%	62.4%
Incurred Expense Ratio	42.2%	39.4%

Combined Ratio	97.7%	101.8%

(Dollars in Millions)	March 31, 2005	Dec. 31, 2004
Insurance Reserves:
Commercial Automobile	$85.4	$87.6
Commercial Property and Liability	229.7	243.8
Workers’ Compensation	99.9	102.4
Commercial Reinsurance Program	23.5	22.4

Total Insurance Reserves	$438.5	$456.2

Unitrin Business Insurance (continued)

(Dollars in Millions)	March 31, 2005	Dec. 31, 2004
Loss Reserves:
Case	$165.3	$178.6
Incurred but Not Reported	174.1	177.0

Total Loss Reserves	339.4	355.6
LAE Reserves	99.1	100.6

Total Insurance Reserves	$438.5	$456.2

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$4.2	$3.2
Catastrophe Loss and LAE Reserve Development, Net	—	—

Total Favorable Loss and LAE Reserve Development, Net	$4.2	$3.2

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	0.9%	0.7%

Earned Premiums in the Unitrin Business Insurance segment decreased by $2.6 million for the three months ended March 31, 2005, compared to the same period in 2004. Commercial automobile insurance and commercial property and liability insurance earned premiums decreased due primarily to lower premium volume, partially offset by higher premium rates. Workers’ compensation insurance earned premiums increased slightly, due primarily to increased exposures based on payroll, partially offset by fewer policies inforce. The Company is unable to predict what impact the formation of the stand-alone Unitrin Business Insurance segment will have on future written and earned premiums. The Unitrin Business Insurance segment’s commercial reinsurance program consists of certain business written and administered by First Nonprofit Insurance Company (“FNP”). FNP specializes in providing various forms of commercial insurance to charitable and other non-profit organizations. See Note 14 to the Condensed Consolidated Financial Statements for additional information about this reinsurance arrangement. Earned Premiums for the commercial reinsurance program decreased due primarily to lower volume. Net Investment Income in the Unitrin Business Insurance segment increased by $1.5 million for the three months ended March 31, 2005, compared to the same period in 2004, due to higher yields on investments and, and to a lesser extent, higher levels of investments.

Operating Profit in the Unitrin Business Insurance segment increased by $3.5 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to lower incurred losses and LAE and the higher net investment income, partially offset by higher insurance expenses partially due to certain restructuring costs. Incurred losses and LAE decreased due to improved underwriting and the favorable effects of reserve development. Reserve development was $4.2 million favorable for the three months ended March 31, 2005, compared to $3.2 million favorable for the same period in 2004. Catastrophe losses and LAE were $0.2 million for the three months ended March 31, 2005, compared to $0.7 million for the same period in 2004. Restructuring costs recognized in the Unitrin Business Insurance segment were $1.1 million for the three months ended March 31, 2005.

Net Income in the Unitrin Business Insurance segment increased by $2.5 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to the improved operating profit. The Unitrin Business Insurance segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income. Tax-exempt investment income in the Unitrin Business Insurance segment was $3.6 million for the three months ended March 31, 2005, compared to $2.9 million for the same period in 2004.

Life and Health Insurance

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Earned Premiums:
Life	$101.7	$100.7
Accident and Health	39.7	40.3
Property	26.5	25.7

Total Earned Premiums	167.9	166.7
Net Investment Income	40.2	34.6
Other Income	1.1	0.9

Total Revenues	209.2	202.2
Policyholder Benefits and Incurred Losses and LAE	100.9	106.2
Insurance Expenses	80.8	79.3

Operating Profit	27.5	16.7
Income Tax Expense	9.6	5.6

Net Income	$17.9	$11.1

Earned Premiums in the Life and Health Insurance segment increased by $1.2 million for the three months ended March 31, 2005, compared to the same period in 2004. Earned Premiums on life insurance and property insurance sold by the Life and Health Insurance segment’s career agents increased by $1.0 million and $0.8 million, respectively, due almost entirely to increased volume. Earned Premiums on accident and health insurance decreased by $0.6 million. Lower volume of accident and health insurance, primarily on limited benefit medical and Medicare supplement products, contributed approximately $1.9 million to the decrease in accident and health insurance earned premiums, while higher accident and health insurance premium rates on those same products accounted for an increase of approximately $1.3 million. Net Investment Income in the Life and Health Insurance segment increased by $5.6 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to higher levels of investments and higher yields on investments.

Operating Profit in the Life and Health Insurance segment increased by $10.8 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to the higher net investment income and lower life insurance policyholders’ benefits, partially offset by higher insurance expenses. Life insurance policyholders’ benefits for the three months ended March 31, 2004 included a charge of $5.4 million due to a change in the actuarial estimate of reserves resulting from the conversion of certain business to a new computer system. Excluding the impact of this change in actuarial estimate, life insurance policyholder benefits also decreased due primarily to lower mortality. Insurance expenses increased by $1.5 million, due primarily to higher legal expenses, partially offset by lower salaries and fringe benefits. Legal expenses increased by $2.2 million due primarily to the effects of changes in the Company’s estimates of the cost to resolve legal matters. Salaries and fringe benefits decreased by $1.2 million, partially the result of the Company’s efforts to consolidate back office operations. Catastrophe losses and LAE (including development) on property insurance sold by the Life and Health Insurance segment’s career agents were approximately $0.7 million for the three months ended March 31, 2005, compared to approximately $0.3 million for the same period in 2004. Catastrophe losses and LAE for the three months ended March 31, 2005 included $0.5 million of adverse development from Hurricanes Charley, Frances, Ivan and Jeanne. Net Income in the Life and Health Insurance segment increased by $6.8 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to the higher operating profit.

Consumer Finance

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Interest, Loan Fees and Earned Discount	$49.7	$47.0
Net Investment Income	0.8	1.1
Other	1.8	1.5

Total Revenues	52.3	49.6

Provision for Loan Losses	9.7	13.1
Interest Expense on Certificates of Deposits and Savings Accounts	8.5	8.1
General and Administrative Expenses	20.8	18.4

Operating Profit	13.3	10.0
Income Tax Expense	5.6	4.3

Net Income	$7.7	$5.7

Consumer Finance Loan Originations	$187.5	$154.2

	March 31, 2005	Dec. 31, 2004
Percentage of Consumer Finance Receivables:
30 Days to 59 Days Past Due	5.5%	7.1%
60 Days to 89 Days Past Due	1.9%	2.5%
90 Days and Greater Past Due	0.8%	1.0%

Ratio of Reserve for Loan Losses to Gross Consumer Finance Receivables	5.4%	5.5%
Weighted-Average Interest Yield on Certificates of Deposits	3.6%	3.5%

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Reserve for Loan Losses - Beginning of Year	$56.6	$51.8
Provision for Loan Losses	9.7	13.1
Net Charge-off:
Consumer Finance Receivables Charged-off	(19.0)	(20.3)
Recoveries of Amounts Previously Charged-off	10.5	9.1

Net Charge-off	(8.5)	(11.2)

Reserve for Loan Losses - End of Quarter	$57.8	$53.7

Interest, Loan Fees and Earned Discounts in the Consumer Finance segment increased by $2.7 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to higher levels of loans outstanding, partially offset by lower portfolio interest rates.

Consumer Finance (continued)

Operating Profit increased by $3.3 million for the three months ended March 31, 2005, compared to the same period in 2004. Provision for Loan Losses decreased by $3.4 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to a change in the Company’s estimate of the rate of ultimate loan losses as a result of higher recoveries and lower charge-offs for loans originated in previous years. Interest Expense on Certificates of Deposits and Savings Accounts increased by $0.4 million due to higher interest rates on Certificates of Deposits and higher levels of deposits. General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discounts, increased from 39.1% for the three months ended March 31, 2004, to 41.9% for the three months ended March 31, 2005, due primarily to an increase in the size of the collection department and higher collection incentive pay, which resulted in increased recoveries and lower charge-off.

Net Income in the Consumer Finance segment increased by $2.0 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to the higher Operating Profit.

Equity in Net Income (Loss) of Investee

Equity in Net Income (Loss) of Investee was income of $2.6 million and a loss of $0.1 million for the three months ended March 31, 2005 and 2004, respectively. Unitrin accounts for its investment in its investee, UNOVA, Inc. (“UNOVA”), under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information, which generally results in a three month delay in the inclusion of UNOVA’s results in Unitrin’s consolidated financial statements. Prior to the periods presented in the unaudited Condensed Consolidated Financial Statements, Unitrin determined that a decline in the fair value of its investment in UNOVA was other than temporary under applicable accounting standards. Accordingly, Unitrin reduced the carrying value of its investment in UNOVA to its then current estimated realizable value and allocated the reduction to Unitrin’s proportionate share of UNOVA’s non-current assets. Accordingly, Unitrin’s reported equity in the net income of UNOVA differs from Unitrin’s proportionate share of UNOVA’s reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets. Unitrin estimates that UNOVA has now subsequently fully recognized in its financial statements the amortization, depreciation or write-downs of such non-current assets. Accordingly, Unitrin expects that its net income from investee, UNOVA, will equal its proportionate share of UNOVA’s results on a going forward basis.

The fair value of Unitrin’s investment in UNOVA exceeded the carrying value of Unitrin’s investment in UNOVA by $182.2 million and $248.2 million at March 31, 2005 and December 31, 2004, respectively. In accordance with applicable accounting standards, such excess is not included in the unaudited Condensed Consolidated Financial Statements.

Corporate Investments

The Company considers the management of certain investments, including Northrop Grumman Corporation (“Northrop”) common and preferred stock, Baker Hughes common stock, and UNOVA common stock to be a corporate responsibility. Accordingly, the Company does not allocate dividend income from these investments to its operating segments. Dividend income from these investments for the three months ended March 31, 2005 and 2004 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Northrop Preferred Stock	$3.1	$3.1
Northrop Common Stock	1.8	2.5
Baker Hughes Common Stock	0.2	0.3

Total Unallocated Dividend Income	$5.1	$5.9

Corporate Investments (continued)

The changes in the fair value of Corporate Investments for the three months ended March 31, 2005 are summarized below:

(Dollars in Millions)	Fair Value Dec. 31, 2004	Holding Gain (Loss) Arising During Period	Dispositions	Fair Value March 31, 2005
Northrop Preferred Stock	$234.3	$(3.6)	$—	$230.7
Northrop Common Stock	430.3	(3.0)	—	427.3
Baker Hughes Common Stock	48.4	2.3	(3.9)	46.8
UNOVA Common Stock	320.1	(58.7)	—	261.4

Total Fair Value of Corporate Investments	$1,033.1	$(63.0)	$(3.9)	$966.2

Net Realized Investment Gains

Net Realized Investment Gains (Losses) for the three months ended March 31, 2005 and 2004 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2005	March 31, 2004
Fixed Maturities:
Gains on Dispositions	$0.8	$0.7
Losses on Dispositions	(0.1)	(0.1)
Northrop Common Stock:
Gains on Dispositions	—	8.3
Other Equity Securities:
Gains on Dispositions	6.9	10.0
Losses on Dispositions	(0.5)	(0.4)
Losses from Write-downs	(1.3)	(0.7)
Other Investments:
Gains on Dispositions	—	0.9
Losses on Dispositions	(0.1)	(0.2)

Net Realized Investment Gains	$5.7	$18.5

Net Realized Investment Gains were $5.7 million for the three months ended March 31, 2005, compared to $18.5 for the same period in 2004. Net Realized Investment Gains for the three months ended March 31, 2005 includes pre-tax gains of $2.2 million from sales of a portion of the Company’s investment in Baker Hughes common stock and pre-tax gains of $1.7 million resulting from sales of a portion of the Company’s investment in Hartford common stock. The fair value of the Company’s remaining investments in Baker Hughes common stock and Hartford common stock was $46.8 million and $18.5 million, respectively, at March 31, 2005. The Company cannot anticipate when or if similar investment gains may occur in the future.

Net Realized Investment Gains for the three months ended March 31, 2004 includes pre-tax gains of $8.3 million from sales of a portion of the Company’s investment in Northrop common stock, pre-tax gains of $4.1 million from sales of a portion of the Company’s investment in Baker Hughes common stock and pre-tax gains of $3.2 million from sales of a portion of the Company’s investment in Hartford common stock. The Company cannot anticipate when or if similar investment gains may occur in the future.

Net Realized Investment Gains (continued)

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include: 1) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value; 2) the duration and extent to which the fair value has been less than cost; and 3) the financial condition and prospects of the issuer. Net Realized Investment Gains for the three months ended March 31, 2005 and 2004 includes pre-tax losses of $1.3 million and $0.7 million, respectively, resulting from other than temporary declines in the fair value of investments. The Company cannot anticipate when or if similar investment losses may occur in the future.

Liquidity and Capital Resources

At March 31, 2005, there were approximately 3.5 million shares of the Company’s outstanding common stock that could be repurchased under the Company’s Board of Directors’ outstanding repurchase authorization. Common stock can be repurchased in open market or in privately negotiated transactions from time to time subject to market conditions and other factors. The Company has not repurchase shares of its common stock in 2005.

On August 30, 2002, the Company entered into a $360 million unsecured revolving credit agreement, expiring August 30, 2005, with a group of banks. Proceeds from advances under the agreement may be used for general corporate purposes, including repurchases of the Company’s common stock. There were no borrowings outstanding under the Company’s revolving credit agreement at March 31, 2005 or December 31, 2004. The Company plans to replace the agreement with a new unsecured revolving credit agreement during the second quarter of 2005.

At March 31, 2005, the Company had $300 million of its 5.75% senior notes due July 1, 2007 outstanding and $200 million of its 4.875% senior notes due November 1, 2010 outstanding. Interest expense for such senior notes was $7.0 million for both the three months ended March 31, 2005 and 2004.

The Company does not anticipate significant additional changes in its capital structure during 2005.

At December 31, 2004, the Unitrin parent company held 916,751 shares of Northrop common stock and also held 1,774,812 shares of Northrop preferred stock. In addition, Unitrin’s subsidiary, Trinity Universal Insurance Company (“Trinity”), also held 6,998,549 shares of Northrop common stock at December 31, 2004. During the first quarter of 2005, Trinity paid a dividend to the Unitrin parent company, which included 465,722 shares of Northrop common stock with a market value of approximately $25 million. Following this transaction, the Unitrin parent company held 1,382,473 shares of Northrop common stock with a market value of $74.6 million at March 31, 2005 and also held 1,774,812 shares of Northrop preferred stock with a market value of $230.7 million at March 31, 2005. Trinity held 6,532,827 shares of Northrop common stock with a market value of $352.7 million at March 31, 2005. Also during the first quarter of 2005, two other subsidiaries of Unitrin (United Insurance Company of America and Fireside Securities Corporation) paid $15.0 million and $4.5 million, respectively, in cash dividends to Unitrin.

The primary sources of funds for the Company’s insurance subsidiaries are premiums and investment income. The primary uses of funds are the payment of policyholder benefits under life insurance contracts and claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Accordingly, during periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flow from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments which could either result in investment gains or losses. Management believes that its insurance subsidiaries maintain adequate levels of liquidity and surplus capacity to manage the risks inherent with any differences between the duration of their liabilities and invested assets and to provide adequate liquidity in the event that its property and casualty insurance subsidiaries experience several catastrophic events over a relatively short period of time.

Liquidity and Capital Resources (continued)

The primary sources of funds for Fireside Bank are customer deposits, repayments of consumer loans, interest on consumer loans and investment income. The primary uses of funds for Fireside Bank are loans made to consumers, repayment of customer deposits, interest paid to depositors and general expenses.

Cash Flow from Operating Activities decreased by $50.8 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to the timing of the payment of income taxes and other accrued liabilities.

Net Cash Used by Investing Activities is largely dependent on Cash Flow from Operating Activities and to a lesser extent cash flow, if any, from Financing Activities. Cash Flow Used by Investing Activities decreased by $37.6 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to lower levels of cash from Financing Activities.

Net Cash Provided by Financing Activities decreased by $49.9 million for the three months ended March 31, 2005, compared to the same period in 2004, due primarily to lower levels of cash from securities lending, partially offset by higher levels of certificates of deposits to support growth in the Company’s Consumer Finance segment. As further discussed in Note 5 to the Company’s Condensed Consolidated Financial Statements, from time to time some of Unitrin’s subsidiaries may hold collateral from unrelated parties pursuant to securities lending agreements whereby unrelated parties borrow securities from the subsidiaries’ accounts. The subsidiaries are required to return such collateral upon return of the loaned security. Accordingly, the amount of such collateral would not be available to meet ongoing obligations to policyholders and claimants, nor to fund ordinary operating expenses.

In 2004, the Company committed to invest $100 million in a limited liability investment company, of which $65 million was unfunded at March 31, 2005. In addition, in January 2005, the Company agreed to purchase certain investment real estate for approximately $57 million including the assumption of a $12 million mortgage. In January 2005, the Company also agreed to sell other investment real estate, the proceeds of which will likely be used to fund the obligation described in the preceding sentence. The Company expects to record a gain of approximately $39 million before tax in the second quarter of 2005 as a result of such sale.

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

Quantitative Information About Market Risk

The Company’s Condensed Consolidated Balance Sheets include five types of financial instruments subject to material market risk disclosures required by the SEC: 1) Investments in Fixed Maturities, 2) Investments in Equity Securities, 3) Consumer Finance Receivables, 4) Certificates of Deposits and 5) Notes Payable. Investments in Fixed Maturities, Consumer Finance Receivables, Certificates of Deposits and Notes Payable are subject to material interest rate risk. The Company’s Investments in Equity Securities include common and preferred stocks and, accordingly, are subject to material equity price risk and interest rate risk, respectively.

For purposes of this disclosure, market risk sensitive financial instruments are divided into two categories: financial instruments acquired for trading purposes and financial instruments acquired for purposes other than trading. The Company’s market risk sensitive financial instruments are classified as held for purposes other than trading. The Company has no significant holdings of financial instruments acquired for trading purposes. The Company has no significant holdings of derivatives.

Quantitative Information About Market Risk (continued)

The Company measures its sensitivity to market risk by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates and equity prices. The evaluation is made using instantaneous changes in interest rates and equity prices on a static balance sheet to determine the effect such changes would have on the Company’s market value at risk and the resulting pre-tax effect on Shareholders’ Equity. The changes chosen reflect the Company’s view of adverse changes that are reasonably possible over a one-year period. The selection of these changes should not be construed as the Company’s prediction of future market events, but rather an illustration of the impact of such events.

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both March 31, 2005 and December 31, 2004, for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Consumer Finance Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at March 31, 2005 and December 31, 2004, respectively. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at March 31, 2005 and December 31, 2004, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at March 31, 2005 and December 31, 2004, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.37 and 0.45 at March 31, 2005 and December 31, 2004, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended March 31, 2005 and December 31, 2004, respectively, and weighted on the fair value of such securities at March 31, 2005 and December 31, 2004, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

Quantitative Information About Market Risk (continued)

The estimated adverse effects on the market value of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
March 31, 2005
Assets
Investments in Fixed Maturities	$4,170.3	$(320.7)	$—	$(320.7)
Investments in Equity Securities	1,074.7	(4.6)	(36.6)	(41.2)
Consumer Finance Receivables	1,008.2	(13.4)	—	(13.4)

Liabilities
Certificates of Deposits	$954.8	$18.7	$—	$18.7
Notes Payable	507.5	16.2	—	16.2

December 31, 2004
Assets
Investments in Fixed Maturities	$4,132.4	$(322.0)	$—	$(322.0)
Investments in Equity Securities	1,088.0	(4.6)	(45.4)	(50.0)
Consumer Finance Receivables	979.2	(13.0)	—	(13.0)

Liabilities
Certificates of Deposits	$921.9	$19.4	$—	$19.4
Notes Payable	516.6	17.6	—	17.6

The market risk sensitivity analysis assumes that the composition of the Company’s interest rate sensitive assets and liabilities, including but not limited to, credit quality, and the equity price sensitive assets existing at the beginning of the period remains constant over the period being measured. It also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the time to maturity. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Also, any future correlation, either in the near term or the long term, between the Company’s common stock equity securities portfolio and the S&P 500 may differ from the historical correlation as represented by the weighted-average historical beta of the common stock equity securities portfolio. Accordingly, the market risk sensitivity analysis may not be indicative of, is not intended to provide, and does not provide, a precise forecast of the effect of changes in market rates on the Company’s income or shareholders’ equity. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates or equity prices.

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

Qualitative Information About Market Risk

Market risk is a broad term related to economic losses due to adverse changes in the fair value of a financial instrument and is inherent to all financial instruments. SEC disclosure rules focus on only one element of market risk—price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Company’s primary market risk exposures are to changes in interest rates and equity prices. The Company manages its interest rate exposures with respect to Investments in Fixed Maturities by investing primarily in investment-grade securities of moderate duration. The interest rate risks with respect to the fair value of Consumer Finance Receivables should be partially offset by the impact of interest rate movements on Investment Certificates of Deposits which are issued to fund its receivables.

At March 31, 2005 and December 31, 2004, respectively, $658.0 million and $664.6 million of the Company’s Investments in Equity Securities, which exclude the Company’s Investment in Investee, was concentrated in the preferred and common stock of Northrop. Northrop stated in its 2004 Annual Report on Form 10-K that it “provides technologically advanced innovative products, services, and solutions in defense and commercial electronics, nuclear and non-nuclear shipbuilding, information technology, mission systems, systems integration, and space technology.” Additionally, Northrop stated that it “is subject to the usual vagaries of the market-place, it is also affected by the unique characteristics of the defense industry and by certain elements peculiar to its own business mix.” Accordingly, the Company’s Investments in Equity Securities is sensitive to the nature of Northrop’s industry segments.

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

Caution Regarding Forward-Looking Statements (continued)

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•	Changes in general economic conditions, including performance of financial markets, interest rates, and unemployment rates and the inflationary impact on claims;

•	Heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

•	The number and severity of insurance claims (including those associated with catastrophe losses) and their impact on the adequacy of loss reserves;

•	The inflationary impact of the availability of labor and materials on repair and reconstruction costs;

•	Changes in the pricing or availability of reinsurance;

•	Changes in the financial condition of reinsurers and amounts recoverable therefrom;

•	Changes in industry trends;

•	Regulatory approval of insurance rates, policy forms, license applications and similar matters;

•	Governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions) and adverse judgments in litigation to which the Company or its subsidiaries are parties;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces;

•	Changes in ratings by credit rating agencies and/or A.M. Best Co., Inc.;

•	Realization of economies of scale;

•	Absolute and relative performance of the Company’s products or services;

•	Ability to maintain uninterrupted operation of facilities and business operations; and

•	Other risks and uncertainties described from time to time in the Company’s filings with the SEC.

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

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

3.2	Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

4.1	Rights Agreement, dated as of August 4, 2004, between Unitrin, Inc. and Wachovia Bank, National Association, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2004.)

4.2	Senior Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and BNY Midwest Trust Company as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 1, 2002.)

4.3	Form of Subordinated Indenture (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 5.75% Senior Notes due July 1, 2007 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2002.)

4.5	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 30, 2003.)

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.2	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.3	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.4	Unitrin, Inc. 2002 Stock Option Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.5	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.6	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan (Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.7	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan (Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.8	Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994), as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

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

10.10	Unitrin, Inc. Severance Plan (Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.11	Unitrin, Inc. Incentive Bonus Plan, dated February 3, 2004 (Incorporated herein by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2004, in connection with the Company’s 2004 Annual Meeting of Shareholders.)

10.12	Unitrin, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.13	Credit Agreement, dated August 30, 2002, among Unitrin, Inc., the Lenders party thereto, JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.), as administrative agent and Wachovia Bank, N.A., as syndication agent (Incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed September 4, 2002.)

10.14	Registration Rights Agreement, dated as of January 23, 2001, by and among, Northrop Grumman Corporation, NNG, Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation, and Unitrin, Inc. (Incorporated by reference to Exhibit 2.1 to Unitrin’s Schedule 13D with respect to Northrop Grumman Corporation dated April 13, 2001.)

10.15	Second Amended and Restated Distribution Agreement, dated as of August 17, 2001, between Unitrin, Inc. and Curtiss-Wright Corporation (Incorporated herein by reference to Exhibit 99.1 to the Company’s Amendment No. 6 to its Schedule 13D with respect to Curtiss-Wright Corporation dated August 17, 2001.)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unitrin, Inc.

Date: April 27, 2005	/s/ Richard C. Vie
Richard C. Vie
Chairman of the Board and
Chief Executive Officer

Date: April 27, 2005	/s/ Eric J. Draut
Eric J. Draut
Executive Vice President and
Chief Financial Officer

Date: April 27, 2005	/s/ Richard Roeske
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)