Form 10-Q
period 2005-06-30
UNITRIN INC
filed 2005-07-28
CIK 860748

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2005

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

69,344,425 shares of common stock, $0.10 par value, were outstanding as of July 26, 2005.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
Earned Premiums	$1,238.2	$1,231.8	$623.0	$617.6
Consumer Finance Revenues	106.5	99.5	54.2	49.9
Net Investment Income	141.3	123.2	69.3	63.0
Other Income	6.4	5.4	4.5	2.6
Net Realized Investment Gains	45.7	42.5	40.0	24.0

Total Revenues	1,538.1	1,502.4	791.0	757.1

Expenses:
Policyholders’ Benefits and Incurred
Losses and Loss Adjustment Expenses	812.3	836.8	413.0	413.3
Insurance Expenses	408.1	405.2	207.0	204.9
Consumer Finance Expenses	81.9	79.1	42.9	39.5
Interest and Other Expenses	30.3	29.1	15.7	14.3

Total Expenses	1,332.6	1,350.2	678.6	672.0

Income before Income Taxes and Equity in Net Income of Investee	205.5	152.2	112.4	85.1
Income Tax Expense	62.5	43.4	34.7	24.4

Income before Equity in Net
Income of Investee	143.0	108.8	77.7	60.7
Equity in Net Income of Investee	3.1	1.6	0.5	1.7

Net Income	$146.1	$110.4	$78.2	$62.4

Net Income Per Share	$2.12	$1.62	$1.13	$0.91

Net Income Per Share Assuming Dilution	$2.10	$1.61	$1.12	$0.91

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2005 - $4,019.0; 2004 - $3,994.0)	$4,225.4	$4,132.4
Northrop Grumman Corporation Preferred Stock at Fair Value (Cost: 2005 - $177.5; 2004 - $177.5)	221.9	234.3
Northrop Grumman Corporation Common Stock at Fair Value (Cost: 2005 - $341.5; 2004 - $341.5)	437.3	430.3
Other Equity Securities at Fair Value (Cost: 2005 - $319.6; 2004 - $323.7)	423.5	423.4
Investee (UNOVA, Inc.) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2005 - $337.1; 2004 - $320.1)	78.8	71.9
Short-term Investments at Cost which Approximates Fair Value	541.9	356.7
Other	378.5	358.5

Total Investments	6,307.3	6,007.5

Cash	37.0	82.1
Consumer Finance Receivables at Cost (Fair Value: 2005 - $1,048.0; 2004 - $979.2)	1,041.9	971.5
Other Receivables	794.6	819.0
Deferred Policy Acquisition Costs	440.8	422.0
Goodwill	344.7	344.7
Other Assets	135.3	143.5

Total Assets	$9,101.6	$8,790.3

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$2,373.2	$2,333.3
Property and Casualty	1,499.5	1,510.7

Total Insurance Reserves	3,872.7	3,844.0

Certificates of Deposits at Cost (Fair Value: 2005 - $1,006.3; 2004 - $921.9)	1,007.6	922.4
Unearned Premiums	834.0	807.6
Accrued and Deferred Income Taxes	274.4	250.7
Notes Payable at Amortized Cost (Fair Value: 2005 - $513.3; 2004 - $516.6)	503.2	502.8
Accrued Expenses and Other Liabilities	423.6	424.1

Total Liabilities	6,915.5	6,751.6

Shareholders’ Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 69,202,681 Shares Issued and Outstanding at June 30, 2005 and 68,828,658 Shares Issued and Outstanding at December 31, 2004	6.9	6.9
Paid-in Capital	671.4	621.4
Retained Earnings	1,213.4	1,160.8
Accumulated Other Comprehensive Income	294.4	249.6

Total Shareholders’ Equity	2,186.1	2,038.7

Total Liabilities and Shareholders’ Equity	$9,101.6	$8,790.3

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Operating Activities:
Net Income	$146.1	$110.4
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(16.4)	(11.0)
Equity in Net Income of Investee before Taxes	(4.8)	(2.4)
Amortization of Investments	6.2	6.3
Decrease in Other Receivables	24.4	67.7
Increase in Insurance Reserves and Unearned Premiums	53.2	89.7
Increase (Decrease) in Accrued and Deferred Income Taxes	3.2	(76.4)
Increase (Decrease) in Accrued Expenses and Other Liabilities	(6.0)	0.9
Net Realized Investment Gains	(45.7)	(42.5)
Provision for Loan Losses	21.8	24.9
Other, Net	20.7	25.1

Net Cash Provided by Operating Activities	202.7	192.7

Investing Activities:
Sales and Maturities of Fixed Maturities	347.8	418.7
Purchases of Fixed Maturities	(376.2)	(638.3)
Sales of Northrop Grumman Corporation Common Stock	—	219.9
Sales of Other Equity Securities	39.3	32.0
Purchases of Equity Securities	(29.0)	(34.2)
Change in Short-term Investments	(185.6)	(235.1)
Acquisition and Improvements of Investment Real Estate	(9.5)	(24.6)
Sales of Investment Real Estate	41.9	4.2
Change in Other Investments	(12.3)	2.4
Change in Consumer Finance Receivables	(92.2)	(53.1)
Other, Net	(9.1)	(14.5)

Net Cash Used by Investing Activities	(284.9)	(322.6)

Financing Activities:
Change in Certificates of Deposits and Savings Accounts	85.1	(7.8)
Change in Universal Life and Annuity Contracts	2.1	2.3
Change in Liability for Funds Held for Securities on Loan	—	166.1
Notes Payable Proceeds	20.0	—
Notes Payable Payments	(20.0)	—
Cash Dividends Paid	(58.6)	(56.6)
Cash Exercise of Stock Options	8.5	18.2

Net Cash Provided by Financing Activities	37.1	122.2

Decrease in Cash	(45.1)	(7.7)
Cash, Beginning of Year	82.1	65.7

Cash, End of Period	$37.0	$58.0

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Unitrin, Inc. (“Unitrin” or the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America, is not required by the rules and regulations of the SEC and has been condensed or omitted. In the opinion of the Company’s management, the unaudited Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2004 (the “2004 Annual Report”).

Effective January 1, 2005, the Company combined the personal lines operations of its former Multi Lines Insurance segment into the Kemper Auto and Home segment. In addition, the Company created a separate, stand-alone business operation, referred to as Unitrin Business Insurance, to manage the commercial lines operations and certain reinsurance programs of the former Multi Lines Insurance segment. Accordingly, segment results for 2004 have been restated to conform to the current management reporting structure.

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

The effects on Net Income, Net Income Per Share and Net Income Per Share Assuming Dilution if the fair value based method had been applied to all awards since the effective date of SFAS No. 123 for the periods presented below were:

	Six Months Ended		Three Months Ended
(Dollars in Millions, Except Per Share Amounts)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Income, As Reported	$146.1	$110.4	$78.2	$62.4
Add: Stock-Based Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	3.9	2.9	2.2	1.6
Deduct: Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	(4.0)	(3.4)	(2.2)	(1.9)

Pro Forma Net Income	$146.0	$109.9	$78.2	$62.1

Net Income Per Share:
As Reported	$2.12	$1.62	$1.13	$0.91

Pro Forma	$2.12	$1.61	$1.13	$0.91

Net Income Per Share Assuming Dilution:
As Reported	$2.10	$1.61	$1.12	$0.91

Pro Forma	$2.10	$1.60	$1.12	$0.90

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Investment in Investee

Equity in Net Income of Investee was $3.1 million and $0.5 million for the six and three months ended June 30, 2005, respectively. Equity in Net Income of Investee was $1.6 million and $1.7 million for the six and three months ended June 30, 2004, respectively. Unitrin accounts for its investment in its investee, UNOVA, Inc. (“UNOVA”), under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information, which generally results in a three month delay in the inclusion of UNOVA’s results in Unitrin’s consolidated financial statements. Prior to the periods presented in the unaudited Condensed Consolidated Financial Statements, Unitrin determined that a decline in the fair value of its investment in UNOVA was other than temporary under applicable accounting standards. Accordingly, Unitrin reduced the carrying value of its investment in UNOVA to its then current estimated realizable value and allocated the reduction to Unitrin’s proportionate share of UNOVA’s non-current assets. Accordingly, Unitrin’s reported equity in the net income of UNOVA differs from Unitrin’s proportionate share of UNOVA’s reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets. During the first quarter of 2005, Unitrin estimated that UNOVA had subsequently fully recognized in its financial statements the amortization, depreciation or write-downs of such non-current assets. Accordingly, for periods beginning after the first quarter of 2005, Equity in Net Income of Investee equals Unitrin’s proportionate share of UNOVA’s results.

The fair value of Unitrin’s investment in UNOVA exceeded the carrying value of Unitrin’s investment in UNOVA by $258.3 million and $248.2 million at June 30, 2005 and December 31, 2004, respectively. In accordance with applicable accounting standards, such excess is not included in the unaudited Condensed Consolidated Financial Statements.

Note 3 - Other Receivables

Other Receivables at June 30, 2005 and December 31, 2004 included reinsurance recoverables of $158.1 million and $180.9 million, respectively, from General Security National Insurance Company (“GSNIC”), a subsidiary of SCOR Reinsurance Company (“SRC”). Under the agreement governing the Company’s 2002 acquisition of certain companies from SRC, SRC and/or GSNIC are responsible for all liabilities of the acquired companies incurred prior to the acquisition. GSNIC is rated “B++” (Very Good) by A.M. Best Co., Inc., the principal insurance company rating agency.

Note 4 - Notes Payable

Total Debt Outstanding at June 30, 2005 and December 31, 2004 was:

(Dollars in Millions)	June 30, 2005	December 31, 2004
Senior Notes at Amortized Cost:
5.75% Senior Notes due July 1, 2007	$298.6	$298.3
4.875% Senior Notes due November 1, 2010	198.4	198.3
Mortgage Note Payable at Amortized Cost	6.2	6.2

Total Debt Outstanding	$503.2	$502.8

On June 24, 2005, the Company entered into a five-year, $325 million, unsecured, revolving credit agreement, expiring June 30, 2010, with a group of financial institutions. The agreement provides for fixed and floating rate advances for periods up to one year at various interest rates. The agreement also contains various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for the Company’s largest insurance subsidiaries. The proceeds from advances under the revolving credit facility may be used for general corporate purposes. The new revolving credit agreement replaced the Company’s former $360 million revolving credit agreement which would have expired on August 30, 2005, but was terminated as of June 24, 2005. The Company had no outstanding advances under its unsecured, revolving credit agreements at June 30, 2005 or December 31, 2004.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Notes Payable (continued)

Interest Paid, including facility fees, for the six and three months ended June 30, 2005 and 2004 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Notes Payable under Revolving Credit Agreements	$0.3	$0.2	$0.2	$—
5.75% Senior Notes due July 1, 2007	8.6	8.6	—	—
4.875% Senior Notes due November 1, 2010	4.9	4.9	4.9	4.9
Mortgage Note Payable	0.2	—	0.1	—

Total Interest Paid	$14.0	$13.7	$5.2	$4.9

Interest Expense, including facility fees and accretion of discount, for the six and three months ended June 30, 2005 and 2004 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Notes Payable under Revolving Credit Agreements	$0.3	$0.2	$0.1	$0.1
5.75% Senior Notes due July 1, 2007	8.9	8.9	4.4	4.4
4.875% Senior Notes due November 1, 2010	5.0	5.0	2.5	2.5
Mortgage Note Payable	0.2	—	0.1	—

Total Interest Expense	$14.4	$14.1	$7.1	$7.0

Note 5 - Securities Lending

At December 31, 2004, some of the Company’s subsidiaries were parties to securities lending agreements whereby unrelated parties, primarily large brokerage firms, borrowed securities from the subsidiaries’ accounts. Borrowers of these securities were required to deposit cash collateral with the subsidiaries equal to 102% of the fair value of the securities loaned. The subsidiaries continued to receive the interest on loaned securities as beneficial owners, and accordingly, the loaned securities were included in Fixed Maturities. The amount of collateral received was invested in short-term securities and was included in the Condensed Consolidated Financial Statements as Short-term Investments with a corresponding Liability for Funds Held for Securities on Loan included in Accrued Expenses and Other Liabilities. The Company’s subsidiaries terminated all such securities lending agreements during the second quarter of 2005. No securities were on loan at June 30, 2005 or December 31, 2004.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution for the six and three months ended June 30, 2005 and 2004 were as follows:

	Six Months Ended		Three Months Ended
(Dollars and Shares in Millions, Except Per Share Amounts)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Income	$146.1	$110.4	$78.2	$62.4
Dilutive Effect on Net Income from Investee’s Equivalent Shares	—	(0.1)	—	(0.1)

Net Income Assuming Dilution	$146.1	$110.3	$78.2	$62.3

Weighted Average Common Shares Outstanding	69.0	68.1	69.1	68.3
Dilutive Effect of Unitrin Stock Option Plans	0.6	0.6	0.6	0.5

Weighted Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	69.6	68.7	69.7	68.8

Net Income Per Share	$2.12	$1.62	$1.13	$0.91

Net Income Per Share Assuming Dilution	$2.10	$1.61	$1.12	$0.91

Options outstanding at June 30, 2005 and 2004 to purchase 0.1 million shares and 2.2 million shares, respectively, of Unitrin common stock were excluded from the computation of Net Income Per Share Assuming Dilution for the six months ended June 30, 2005 and 2004, respectively, because the exercise prices exceeded the average market price.

Note 7 - Other Comprehensive Income (Loss)

Other Comprehensive Income (Loss) for the six and three months ended June 30, 2005 and 2004 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Increase (Decrease) in Unrealized Gains, Net of Reclassification Adjustment for Gains Included in Net Income	$66.8	$(36.7)	$119.2	$(117.2)
Other	2.1	2.4	(1.1)	0.1
Effect of Income Taxes	(24.1)	12.1	(41.4)	41.3

Other Comprehensive Income (Loss)	$44.8	$(22.2)	$76.7	$(75.8)

The Company’s Investment in Investee is accounted for under the equity method of accounting and, accordingly, changes in its fair value are excluded from the determination of Total Comprehensive Income (Loss) and Other Comprehensive Income (Loss). Total Comprehensive Income for the six months ended June 30, 2005 and 2004 was $190.9 million and $88.2 million, respectively. Total Comprehensive Income for the three months ended June 30, 2005 was $154.9 million. Total Comprehensive Loss for the three months ended June 30, 2004 was $13.4 million.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Income from Investments

Net Investment Income for the six and three months ended June 30, 2005 and 2004 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Investment Income:
Interest and Dividends on Fixed Maturities	$104.3	$92.5	$52.4	$47.5
Dividends on Northrop Preferred Stock	6.2	6.2	3.1	3.1
Dividends on Northrop Common Stock	3.9	4.9	2.1	2.4
Dividends on Other Equity Securities	6.0	5.9	3.0	2.9
Short-term Investments	5.2	2.4	2.6	1.2
Real Estate	13.2	11.7	6.5	5.9
Other	13.0	8.6	4.9	4.5

Total Investment Income	151.8	132.2	74.6	67.5

Investment Expenses:
Real Estate	9.9	8.5	5.0	4.3
Other	0.6	0.5	0.3	0.2

Total Investment Expenses	10.5	9.0	5.3	4.5

Net Investment Income	$141.3	$123.2	$69.3	$63.0

The components of Net Realized Investment Gains for the six and three months ended June 30, 2005 and 2004 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Fixed Maturities:
Gains on Dispositions	$1.0	$1.1	$0.2	$0.4
Losses on Dispositions	(0.4)	(0.2)	(0.3)	(0.1)
Northrop Common Stock:
Gains on Dispositions	—	31.6	—	23.3
Other Equity Securities:
Gains on Dispositions	11.5	11.7	4.6	1.7
Losses on Dispositions	(0.5)	(0.4)	—	—
Losses from Write-downs	(5.2)	(1.9)	(3.9)	(1.2)
Real Estate:
Gains on Dispositions	39.4	0.7	39.4	—
Other Investments:
Gains on Dispositions	0.3	0.2	0.3	—
Losses on Dispositions	(0.4)	(0.3)	(0.3)	(0.1)

Net Realized Investment Gains	$45.7	$42.5	$40.0	$24.0

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Income from Investments (continued)

Net Realized Investment Gains were $45.7 million and $40.0 million for the six and three months ended June 30, 2005, respectively, compared to $42.5 million and $24.0 million for the same periods in 2004. Net Realized Investment Gains for the six months ended June 30, 2005 include pre-tax gains of $39.4 million from sales of investment real estate, pre-tax gains of $4.5 million from sales of a portion of the Company’s investment in Baker Hughes, Inc. (“Baker Hughes”) common stock and pre-tax gains of $2.3 million resulting from sales of a portion of the Company’s investment in Hartford Financial Services Group, Inc. (“Hartford”) common stock. Net Realized Investment Gains for the three months ended June 30, 2005 include pre-tax gains of $39.4 million from sales of investment real estate, pre-tax gains of $2.3 million from sales of a portion of the Company’s investment in Baker Hughes common stock and pre-tax gains of $0.6 million resulting from sales of a portion of the Company’s investment in Hartford common stock. The fair values of the Company’s remaining investments in Baker Hughes common stock and Hartford common stock were $49.7 million and $19.6 million, respectively, at June 30, 2005. The Company cannot anticipate when or if similar investment gains may occur in the future.

Net Realized Investment Gains for the six months ended June 30, 2004 include pre-tax gains of $31.6 million from sales of a portion of the Company’s investment in Northrop Grumman Corporation (“Northrop”) common stock, pre-tax gains of $4.4 million from sales of a portion of the Company’s investment in Baker Hughes common stock and pre-tax gains of $3.6 million resulting from sales of a portion of the Company’s investment in Hartford common stock. Net Realized Investment Gains for the three months ended June 30, 2004 includes pre-tax gains of $23.3 million from sales of a portion of the Company’s investment in Northrop common stock and pre-tax gains of $0.3 million from sales of a portion of the Company’s investment in Baker Hughes common stock. The Company cannot anticipate when or if similar investment gains may occur in the future.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include: 1) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value; 2) the duration and extent to which the fair value has been less than cost; and 3) the financial condition and prospects of the issuer. Net Realized Investment Gains for the six and three months ended June 30, 2005 include pre-tax losses of $5.2 million and $3.9 million, respectively, resulting from other than temporary declines in the fair value of investments. Net Realized Investment Gains for the six and three months ended June 30, 2004 include pre-tax losses of $1.9 million and $1.2 million, respectively, resulting from other than temporary declines in the fair value of investments. The Company cannot anticipate when or if similar investment losses may occur in the future.

Note 9 - Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the six and three months ended June 30, 2005 and 2004 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Service Cost Benefits Earned	$6.4	$6.8	$3.2	$2.5
Interest Cost on Projected Benefit Obligations	9.2	8.7	4.7	3.9
Expected Return on Plan Assets	(10.3)	(10.2)	(5.2)	(5.0)
Net Amortization and Deferral	(0.1)	—	—	(0.1)

Total Pension Expense	$5.2	$5.3	$2.7	$1.3

Based on the Company’s most recent actuarial valuation, the Company is required to make a minimum contribution of $0.6 million to its pension plans for the 2005 plan year. No contribution was required for the 2004 plan year.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 - Pension Benefits and Postretirement Benefits Other Than Pensions (continued)

The components of Postretirement Benefits Other than Pensions Expense for the six and three months ended June 30, 2005 and 2004 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Service Cost Benefits Earned	$0.1	$0.1	$0.1	$(0.1)
Interest Cost on Projected Benefit Obligations	1.3	1.8	0.4	1.0
Net Amortization and Deferral	(0.9)	(0.4)	(0.7)	—

Total Postretirement Benefits Other than Pensions Expense	$0.5	$1.5	$(0.2)	$0.9

Based on the Company’s most recent actuarial valuation, the Company expects to contribute $4.9 million to its postretirement benefits other than pensions plan in 2005.

Note 10 – Income Taxes

At December 31, 2004, the Company had not provided Federal income taxes on approximately $192 million of income earned prior to 1984 by certain of the Company’s life insurance subsidiaries (the “Pre-1984 Undistributed Income”). Under tax laws applicable to years 2004 and prior, such income would not be subject to Federal income taxes under certain circumstances. Federal income taxes could have been incurred on such income if it had been distributed to shareholders or if other limitations were not met. The American Jobs Creation Act of 2004 (“AJCA”) has effectively suspended the taxation of this income for years 2005 and 2006. Furthermore, to the extent qualifying distributions can be made in 2005 and/or 2006 out of the affected life insurance subsidiaries, the Company can eliminate any or all of this income that would potentially be subject to tax in years after 2006. During the first half of 2005, United Insurance Company of America (“United”), a direct wholly-owned subsidiary of Unitrin, paid dividends totaling $30 million to Unitrin, which reduced the Pre-1984 Undistributed Income by the same amount. There was no impact on income tax expense for the six and three months ended June 30, 2005 due to the suspension of taxation described above. The Company anticipates that United will pay additional dividends totaling $30 million during the remainder of 2005, which will also reduce the Pre-1984 Undistributed Income by the same amount. The Company continues to evaluate the AJCA provisions. The evaluation is expected to be substantially complete by the end of 2005. Accordingly, except for the dividends described above, the Company cannot presently predict what additional distributions, if any, will be made in 2005 or 2006 by the Company’s life insurance subsidiaries.

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

The Unitrin Business Insurance segment provides commercial automobile, general liability, commercial fire, commercial multi-peril and workers’ compensation insurance. Its products are designed and priced for those businesses that have demonstrated favorable risk characteristics and loss histories and are sold by independent agents.

The Life and Health Insurance segment includes individual life, accident, health and hospitalization insurance. The Company’s Life and Health Insurance employee-agents also market property insurance products under common management.

The Consumer Finance segment makes consumer loans primarily for the purchase of pre-owned automobiles and offers certificates of deposits.

It is the Company’s management practice to allocate certain corporate expenses to its operating units. The Company considers the management of certain investments, Northrop common and preferred stock, Baker Hughes common stock and UNOVA common stock, to be a corporate responsibility. Accordingly, the Company does not allocate dividend income from these investments to its operating segments. The Company does not allocate Net Realized Investment Gains to its operating segments.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Business Segments (continued)

Segment Revenues for the six and three months ended June 30, 2005 and 2004 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
Kemper Auto and Home:
Earned Premiums	$469.9	$466.2	$236.8	$232.6
Net Investment Income	23.6	17.6	11.6	9.1
Other Income	0.4	2.3	0.2	1.1

Total Kemper Auto and Home	493.9	486.1	248.6	242.8

Unitrin Specialty:
Earned Premiums	228.1	245.2	114.2	123.3
Net Investment Income	10.3	8.2	5.0	4.1

Total Unitrin Specialty	238.4	253.4	119.2	127.4

Unitrin Direct:
Earned Premiums	108.9	87.8	55.8	45.6
Net Investment Income	4.4	3.0	2.1	1.6
Other Income	0.1	—	0.1	—

Total Unitrin Direct	113.4	90.8	58.0	47.2

Unitrin Business Insurance:
Earned Premiums	94.4	98.4	47.2	48.6
Net Investment Income	14.5	12.1	6.9	6.0

Total Unitrin Business Insurance	108.9	110.5	54.1	54.6

Life and Health Insurance:
Earned Premiums	336.9	334.2	169.0	167.5
Net Investment Income	79.2	71.0	39.0	36.4
Other Income	4.7	1.8	3.6	0.9

Total Life and Health Insurance	420.8	407.0	211.6	204.8

Consumer Finance	106.5	99.5	54.2	49.9

Total Segment Revenues	1,481.9	1,447.3	745.7	726.7

Unallocated Dividend Income	10.3	11.6	5.2	5.7
Net Realized Investment Gains	45.7	42.5	40.0	24.0
Other	0.2	1.0	0.1	0.7

Total Revenues	$1,538.1	$1,502.4	$791.0	$757.1

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Business Segments (continued)

Segment Operating Profit for the six and three months ended June 30, 2005 and 2004 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Segment Operating Profit (Loss):
Kemper Auto and Home	$49.5	$29.0	$21.0	$17.5
Unitrin Specialty	22.6	20.7	12.0	9.9
Unitrin Direct	0.9	(4.9)	0.2	(1.6)
Unitrin Business Insurance	13.6	9.6	4.9	4.4
Life and Health Insurance	53.0	37.1	25.5	20.4
Consumer Finance	24.6	20.5	11.3	10.5

Total Segment Operating Profit	164.2	112.0	74.9	61.1
Unallocated Dividend Income	10.3	11.6	5.2	5.7
Net Realized Investment Gains	45.7	42.5	40.0	24.0
Other Expense, Net	(14.7)	(13.9)	(7.7)	(5.7)

Income Before Income Taxes and Equity in Net Income of Investee	$205.5	$152.2	$112.4	$85.1

Segment Net Income for the six and three months ended June 30, 2005 and 2004 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Segment Net Income (Loss):
Kemper Auto and Home	$36.3	$21.8	$15.8	$12.9
Unitrin Specialty	16.5	14.9	8.8	7.1
Unitrin Direct	1.4	(2.2)	0.5	(0.4)
Unitrin Business Insurance	11.2	9.1	4.3	4.7
Life and Health Insurance	34.2	24.7	16.3	13.6
Consumer Finance	14.2	11.8	6.5	6.1

Total Segment Net Income	113.8	80.1	52.2	44.0
Net Income (Loss) From:
Unallocated Dividend Income	9.1	10.2	4.6	5.0
Net Realized Investment Gains	29.7	27.6	26.0	15.6
Other Expense, Net	(9.6)	(9.1)	(5.1)	(3.9)

Income Before Equity in
Net Income of Investee	143.0	108.8	77.7	60.7
Equity in Net Income of Investee	3.1	1.6	0.5	1.7

Net Income	$146.1	$110.4	$78.2	$62.4

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Business Segments (continued)

Earned Premiums by product line for the six and three months ended June 30, 2005 and 2004 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Life	$203.2	$201.5	$101.5	$100.8
Accident and Health	80.1	80.7	40.4	40.4
Property and Casualty:
Personal Lines:
Automobile	588.3	598.3	295.8	299.7
Homeowners	190.1	180.7	96.3	91.1
Other Personal	22.9	21.2	11.7	10.6

Total Personal Lines	801.3	800.2	403.8	401.4
Commercial Lines:
Automobile	90.3	84.7	45.7	43.1
Property and Liability	41.3	41.6	21.0	20.6
Workers’ Compensation	10.7	10.8	5.1	5.3
Commercial Reinsurance Program	11.3	12.3	5.5	6.0

Total Commercial Lines	153.6	149.4	77.3	75.0

Total Earned Premiums	$1,238.2	$1,231.8	$623.0	$617.6

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

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based upon the fair market value of the assets under management. At June 30, 2005, the Company’s subsidiaries and the Company’s pension plans had approximately $172.8 million and $76.2 million, respectively, in investments managed by FS&C. During the first six months of 2005, the Company’s subsidiaries and the Company’s pension plans paid $0.3 million in the aggregate to FS&C. During the first six months of 2004, the Company’s subsidiaries and the Company’s pension plans paid $0.3 million in the aggregate to FS&C.

With respect to the Company’s 401(k) Savings Plan, one of the alternative investment choices afforded to participants is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. As of June 30, 2005, participants in the Company’s 401(k) Savings Plan had allocated approximately $27.7 million for investment in the Dreyfus Appreciation Fund, representing approximately 12% of the total amount invested in the Company’s 401(k) Savings Plan.

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

Note 14 - Relationships with Mutual Insurance Holding Companies and Mutual Insurance Companies

Trinity Universal Insurance Company (“Trinity”) and Milwaukee Insurance Company (“MIC”) are parties to a quota share reinsurance agreement whereby Trinity assumes 95% of the business written or assumed by MIC. MIC is owned by Mutual Insurers Holding Company (“MIHC”), which in turn is owned by MIC’s policyholders. MIC and First Nonprofit Insurance Company (through its predecessor, First Nonprofit Mutual Insurance Company) (“FNP”) are parties to a quota share reinsurance agreement whereby MIC assumes 80% of the business written or assumed by FNP. Pursuant to such reinsurance agreement, FNP agrees to arrange for its parent company, First Nonprofit Mutual Holding Company (“FNMHC”), to nominate candidates selected by MIC constituting a majority of the FNMHC board of directors. As a result, five employees of the Company selected by MIC serve as directors of FNMHC at June 30, 2005. FNP is owned by FNMHC, which in turn is owned by FNP’s policyholders. Five employees of the Company also serve as directors of MIHC’s nine member board of directors. Two employees of the Company also serve as directors of MIC, but together do not constitute a majority of MIC’s board of directors. The quota share agreements above can be terminated at anytime by any of the parties to the respective agreements, subject to the notice requirements in such agreements.

Trinity and Capitol County Mutual Fire Insurance Company (“Capitol”) are parties to a quota share reinsurance agreement whereby Trinity assumes 95% of the business written by Capitol. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Five employees of the Company serve as directors of Capitol’s five member board of directors. Nine employees of the Company also serve as directors of Capitol’s wholly-owned subsidiary’s, Old Reliable Casualty Company’s (“ORCC”), nine member board of directors. The Reliable Life Insurance Company (“Reliable”), a wholly-owned subsidiary of Unitrin, provides certain administrative services to Capitol and its subsidiary, ORCC. In addition, agents employed by Reliable are also appointed by Capitol and ORCC to sell property insurance products. Union National Life Insurance Company, a wholly-owned subsidiary of Unitrin, also provides claims administration services to Capitol and ORCC. The Company also provides certain investment services to Capitol and ORCC.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Summary of Results

Net Income was $146.1 million ($2.12 per common share) and $78.2 million ($1.13 per common share) for the six and three months ended June 30, 2005, respectively, compared to $110.4 million ($1.62 per common share) and $62.4 million ($0.91 per common share) for the same periods in 2004. As discussed throughout this Management’s Discussion and Analysis of Results of Operations and Financial Condition, Net Income increased for the six and three months ended June 30, 2005 due to improved operating results in the Company’s business segments. In addition, Net Income increased for the three months ended June 30, 2005, due to higher Net Realized Investment Gains.

Total Revenues were $1,538.1 million and $1,502.4 million for the six months ended June 30, 2005 and 2004, respectively, an increase of $35.7 million. Total Revenues were $791.0 million and $757.1 million for the three months ended June 30, 2005 and 2004, respectively, an increase of $33.9 million.

Earned Premiums were $1,238.2 million and $1,231.8 million for the six months ended June 30, 2005 and 2004, respectively, an increase of $6.4 million. Earned Premiums were $623.0 million and $617.6 million for the three months ended June 30, 2005 and 2004, respectively, an increase of $5.4 million. Earned Premiums increased primarily in the Unitrin Direct segment, partially offset by decreased Earned Premiums in the Unitrin Specialty segment.

Consumer Finance Revenues increased by $7.0 million and $4.3 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due primarily to higher levels of loans outstanding, partially offset by lower portfolio interest rates.

Net Investment Income increased by $18.1 million and $6.3 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due primarily to higher levels of investments and higher yields on investments.

Net Realized Investment Gains were $45.7 million and $40.0 million for the six and three months ended June 30, 2005, respectively, compared to $42.5 million and $24.0 million for the same periods in 2004. Net Realized Investment Gains for the six and three months ended June 30, 2005 include pre-tax gains of $39.4 million from sales of investment real estate. The Company cannot anticipate when or if similar investment gains may occur in the future.

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

Kemper Auto and Home

On January 1, 2005, the Company combined the personal lines insurance operations of its former Multi Lines Insurance segment into the Kemper Auto and Home segment. Amounts for 2004 have been restated to conform to the current management reporting structure. The results of the Kemper Auto and Home segment for the six and three months ended June 30, 2005 and 2004, as restated, were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Earned Premiums:
Automobile	$310.5	$316.6	$155.9	$157.3
Homeowners	136.5	128.7	69.2	64.8
Other Personal	22.9	20.9	11.7	10.5

Total Earned Premiums	469.9	466.2	236.8	232.6
Net Investment Income	23.6	17.6	11.6	9.1
Other Income	0.4	2.3	0.2	1.1

Total Revenues	493.9	486.1	248.6	242.8

Incurred Losses and LAE	299.9	320.4	153.5	156.1
Insurance Expenses	144.5	136.7	74.1	69.2

Operating Profit	49.5	29.0	21.0	17.5
Income Tax Expense	13.2	7.2	5.2	4.6

Net Income	$36.3	$21.8	$15.8	$12.9

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	60.9%	66.2%	61.9%	63.9%
Incurred Catastrophe Loss and LAE Ratio	2.9%	2.5%	2.9%	3.2%

Total Incurred Loss and LAE Ratio	63.8%	68.7%	64.8%	67.1%
Incurred Expense Ratio	30.8%	29.3%	31.3%	29.8%

Combined Ratio	94.6%	98.0%	96.1%	96.9%

(Dollars in Millions)	June 30, 2005	Dec. 31, 2004
Insurance Reserves:
Personal Automobile	$423.3	$395.9
Homeowners	83.9	87.1
Other Personal	25.3	20.5

Total Insurance Reserves	$532.5	$503.5

Kemper Auto and Home (continued)

(Dollars in Millions)	June 30, 2005	Dec. 31, 2004
Insurance Reserves:
Loss Reserves:
Case	$207.0	$205.9
Incurred but Not Reported	228.5	211.2

Total Loss Reserves	435.5	417.1
LAE Reserves	97.0	86.4

Total Insurance Reserves	$532.5	$503.5

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$26.7	$15.8	$11.1	$9.2
Favorable (Adverse) Catastrophe Loss and LAE Reserve Development, Net	(0.8)	1.0	(0.5)	0.3

Total Favorable Loss and LAE Reserve Development, Net	$25.9	$16.8	$10.6	$9.5

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	5.1%	4.3%	2.1%	2.4%

Earned Premiums in the combined Kemper Auto and Home segment increased by $3.7 million and $4.2 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due primarily to higher premium rates, partially offset by lower premium volume. The Company is unable to predict what impact the combination of its personal lines insurance operations into the Kemper Auto and Home segment will have on written and earned premiums. Other Income decreased by $1.9 million and $0.9 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due to the continuing run-off of policies and related claims administered for third parties. Net Investment Income increased by $6.0 million and $2.5 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due to higher levels of investments and higher yields on investments.

Operating Profit in the Kemper Auto and Home segment increased by $20.5 million and $3.5 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004. Operating Profit for the six and three months ended June 30, 2005 increased in the Kemper Auto and Home segment due primarily to lower incurred loss and LAE as a percentage of earned premiums and the higher net investment income, partially offset by higher insurance expenses. Incurred loss and LAE as a percentage of earned premiums in the Kemper Auto and Home segment decreased for the six and three months ended June 30, 2005, compared to the same periods in 2004, due primarily to the impact of improved premium rate adequacy and favorable loss and LAE reserve development. The Kemper Auto and Home segment recognized favorable loss and LAE reserve development of $25.9 million and $10.6 million for the six and three months ended June 30, 2005, respectively, compared to favorable development of $16.8 million and $9.5 million for the same periods in 2004. Catastrophe losses and LAE in the Kemper Auto and Home segment increased by $2.1 million for the six months ended June 30, 2005, compared to the same period in 2004. Catastrophe losses and LAE in the Kemper Auto and Home segment decreased by $0.5 million for the three months ended June 30, 2005, compared to the same period in 2004. Insurance expenses increased by $7.8 million and $4.9 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due primarily to higher amortization of deferred policy acquisition costs and restructuring expenses. Amortization of deferred policy acquisition costs in the Kemper Auto and Home segment increased by $6.8 million and $3.8 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004. Restructuring costs recognized in the Kemper Auto and Home segment were $1.7 million and $0.9 million for the six and three months ended June 30, 2005, respectively.

Kemper Auto and Home (continued)

Net Income in the Kemper Auto and Home segment increased by $14.5 million and $2.9 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due primarily to the increase in operating profit. The Kemper Auto and Home segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income. Tax-exempt investment income was $11.9 million and $6.2 million for the six and three months ended June 30, 2005, respectively, compared to $8.7 million and $4.6 million for the same periods in 2004.

Unitrin Specialty

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Earned Premiums:
Personal Automobile	$168.9	$193.9	$84.1	$96.8
Commercial Automobile	59.2	51.0	30.1	26.4
Other	—	0.3	—	0.1

Total Earned Premiums	228.1	245.2	114.2	123.3
Net Investment Income	10.3	8.2	5.0	4.1

Total Revenues	238.4	253.4	119.2	127.4
Incurred Losses and LAE	167.6	180.5	83.1	91.2
Insurance Expenses	48.2	52.2	24.1	26.3

Operating Profit	22.6	20.7	12.0	9.9
Income Tax Expense	6.1	5.8	3.2	2.8

Net Income	$16.5	$14.9	$8.8	$7.1

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	73.0%	73.5%	72.1%	73.8%
Incurred Catastrophe Loss and LAE Ratio	0.5%	0.1%	0.7%	0.2%

Total Incurred Loss and LAE Ratio	73.5%	73.6%	72.8%	74.0%
Incurred Expense Ratio	21.1%	21.3%	21.1%	21.3%

Combined Ratio	94.6%	94.9%	93.9%	95.3%

(Dollars in Millions)	June 30, 2005	Dec. 31, 2004
Insurance Reserves:
Personal Automobile	$163.4	$168.1
Commercial Automobile	97.8	83.3
Other	18.0	19.3

Total Insurance Reserves	$279.2	$270.7

Unitrin Specialty (continued)

(Dollars in Millions)	June 30, 2005	Dec. 31, 2004
Insurance Reserves:
Loss Reserves:
Case	$141.4	$137.2
Incurred but Not Reported	87.8	82.8

Total Loss Reserves	229.2	220.0
LAE Reserves	50.0	50.7

Total Insurance Reserves	$279.2	$270.7

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$8.6	$3.2	$5.4	$1.7
Catastrophe Loss and LAE Reserve Development, Net	—	—	—	—

Total Favorable Loss and LAE Reserve Development, Net	$8.6	$3.2	$5.4	$1.7

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	3.2%	1.4%	2.0%	0.7%

Earned Premiums in the Unitrin Specialty segment decreased by $17.1 million and $9.1 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due primarily to lower premium volume in personal automobile, partially offset by higher premium volume in commercial automobile. The lower personal automobile premium volume was due primarily to increased competition. The Unitrin Specialty segment is in the process of reducing personal automobile premium rates in certain states, where profitability is above the Company’s target levels, to improve its competitive position. Personal automobile premiums also decreased due to Unitrin Specialty’s decision to exit its motorcycle insurance business, which is included in the Unitrin Specialty segment’s personal automobile insurance line. Net Investment Income increased by $2.1 million and $0.9 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due to higher levels of investments and higher yields on investments.

Operating Profit in the Unitrin Specialty segment increased by $1.9 million and $2.1 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004. Operating profit from commercial automobile insurance increased by $2.9 million and $1.6 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due primarily to lower incurred losses and LAE as a percentage of earned premiums, the higher premium volume and the higher investment income. Operating profit from personal automobile insurance decreased by $2.2 million and $0.6 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due primarily to the lower premium volume and higher incurred losses and LAE as a percentage of earned premiums, partially offset by the higher investment income. Personal automobile insurance incurred losses and LAE increased as a percentage of earned premiums due to higher frequency and severity of losses. Operating profit from other product lines increased by $1.2 million and $1.1 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due primarily to favorable loss and LAE reserve development on certain reinsurance pools that are in run-off.

Net loss and LAE reserve development had a favorable effect of $8.6 million for the six months ended June 30, 2005, compared to a favorable effect of $3.2 million for the same period in 2004. Net loss and LAE reserve development had a favorable effect of $5.4 million for the three months ended June 30, 2005, compared to a favorable effect of $1.7 million for the same period in 2004. Catastrophe losses and LAE in the Unitrin Specialty segment were $1.1 million and $0.8 million for the six and three months ended June 30, 2005, respectively, compared to $0.3 million and $0.2 million for the same periods in 2004.

Unitrin Specialty (continued)

Net Income in the Unitrin Specialty segment increased by $1.6 million and $1.7 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due primarily to the increase in operating profit. The Unitrin Specialty segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income. Tax-exempt investment income in the Unitrin Specialty segment was $5.2 million and $2.7 million for the six and three months ended June 30, 2005, respectively. Tax-exempt investment income in the Unitrin Specialty segment was $4.1 million and $2.1 million for the six and three months ended June 30, 2004, respectively.

Unitrin Direct

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Earned Premiums	$108.9	$87.8	$55.8	$45.6
Net Investment Income	4.4	3.0	2.1	1.6
Other Income	0.1	—	0.1	—

Total Revenues	113.4	90.8	58.0	47.2

Incurred Losses and LAE	85.2	69.2	43.8	35.4
Insurance Expenses	27.3	26.5	14.0	13.4

Operating Profit (Loss)	0.9	(4.9)	0.2	(1.6)
Income Tax Benefit	0.5	2.7	0.3	1.2

Net Income (Loss)	$1.4	$(2.2)	$0.5	$(0.4)

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	78.0%	78.6%	78.0%	77.2%
Incurred Catastrophe Loss and LAE Ratio	0.2%	0.2%	0.5%	0.4%

Total Incurred Loss and LAE Ratio	78.2%	78.8%	78.5%	77.6%
Incurred Expense Ratio	25.1%	30.2%	25.1%	29.4%

Combined Ratio	103.3%	109.0%	103.6%	107.0%

(Dollars in Millions)	June 30, 2005	Dec. 31, 2004
Insurance Reserves:
Loss Reserves:
Case	$62.3	$59.5
Incurred but Not Reported	16.3	17.5

Total Loss Reserves	78.6	77.0
LAE Reserves	16.4	16.7

Total Insurance Reserves	$95.0	$93.7

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Total Favorable (Adverse) Loss and LAE Reserve Development, Net	$2.4	$1.6	$1.1	$(0.2)

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	2.6%	2.1%	1.2%	-0.3%

Unitrin Direct (continued)

Earned Premiums in the Unitrin Direct segment increased by $21.1 million and $10.2 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due to higher premium volume and higher premium rates. Net Investment Income in the Unitrin Direct segment increased by $1.4 million and $0.5 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due primarily to higher levels of investments and, to a lesser extent, higher yields on investments.

For the six months ended June 30, 2005, the Unitrin Direct segment reported an Operating Profit of $0.9 million, compared to an Operating Loss of $4.9 million for the same period in 2004. For the six months ended June 30, 2005, the Unitrin Direct segment’s operating results improved due primarily to lower insurance expenses as a percentage of earned premiums and higher favorable loss and LAE reserve development. Insurance expenses as a percentage of earned premiums decreased due primarily to improved economies of scale. For the six months ended June 30, 2005, favorable loss and LAE reserve development in the Unitrin Direct segment increased by $0.8 million, compared to the same period in 2004. Losses and LAE from catastrophes were not significant in the Unitrin Direct segment for the six months ended June 30, 2005 and 2004.

For the three months ended June 30, 2005, Operating Profit in the Unitrin Direct segment was $0.2 million, compared to an Operating Loss of $1.6 million for the same period in 2004. For the three months ended June 30, 2005, the Unitrin Direct segment’s operating results improved due primarily to lower insurance expenses as a percentage of earned premiums and favorable loss and LAE reserve development, partially offset by higher incurred losses and LAE, excluding reserve development, as a percentage of earned premiums. Insurance expenses as a percentage of earned premiums decreased due primarily to improved economies of scale. For the three months ended June 30, 2005, the Unitrin Direct segment reported $1.1 million of favorable loss and LAE reserve development, compared to adverse loss and LAE development of $0.2 million for the same period in 2004. Incurred losses and LAE, excluding reserve development, increased as a percentage of earned premiums due primarily to higher property damage losses and LAE as a percentage of earned premiums. Losses and LAE from catastrophes were not significant for the three months ended June 30, 2005 and 2004.

For the six and three months ended June 30, 2005, the Unitrin Direct segment reported Net Income of $1.4 million and $0.5 million, respectively, compared to Net Losses of $2.2 million and $0.4 million for the same periods in 2004. The Unitrin Direct segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income. Tax-exempt investment income was $2.2 million and $1.1 million for the six and three months ended June 30, 2005, respectively, compared to $1.5 million and $0.8 million for the same periods in 2004. The second quarter of 2005 is the third consecutive discrete quarter in which the Unitrin Direct segment reported positive Operating Profit and Net Income. The Company anticipates that Unitrin Direct will reach profitability on a full year basis in 2005.

Unitrin Business Insurance

On January 1, 2005, the Company launched its new stand-alone commercial lines business segment - Unitrin Business Insurance. The Unitrin Business Insurance segment includes the commercial lines operations and certain commercial reinsurance programs of the former Multi Lines Insurance segment. Amounts for 2004 have been restated to conform to the current management reporting structure.

Unitrin Business Insurance (continued)

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Earned Premiums:
Commercial Automobile	$31.1	$33.7	$15.6	$16.7
Commercial Property and Liability	41.3	41.6	21.0	20.6
Workers’ Compensation	10.7	10.8	5.1	5.3
Commercial Reinsurance Program	11.3	12.3	5.5	6.0

Total Earned Premiums	94.4	98.4	47.2	48.6
Net Investment Income	14.5	12.1	6.9	6.0

Total Revenues	108.9	110.5	54.1	54.6
Incurred Losses and LAE	53.8	62.0	27.6	30.9
Insurance Expenses	41.5	38.9	21.6	19.3

Operating Profit	13.6	9.6	4.9	4.4
Income Tax Expense (Benefit)	2.4	0.5	0.6	(0.3)

Net Income	$11.2	$9.1	$4.3	$4.7

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	56.7%	61.2%	58.3%	61.3%
Incurred Catastrophe Loss and LAE Ratio	0.3%	1.8%	0.2%	2.3%

Total Incurred Loss and LAE Ratio	57.0%	63.0%	58.5%	63.6%
Incurred Expense Ratio	44.0%	39.5%	45.8%	39.7%

Combined Ratio	101.0%	102.5%	104.3%	103.3%

(Dollars in Millions)	June 30, 2005	Dec. 31, 2004
Insurance Reserves:
Commercial Automobile	$83.0	$87.6
Commercial Property and Liability	223.8	243.8
Workers’ Compensation	98.5	102.4
Commercial Reinsurance Program	24.7	22.4

Total Insurance Reserves	$430.0	$456.2

Unitrin Business Insurance (continued)

(Dollars in Millions)	June 30, 2005	Dec. 31, 2004
Insurance Reserves:
Loss Reserves:
Case	$156.9	$178.6
Incurred but Not Reported	174.9	177.0

Total Loss Reserves	331.8	355.6
LAE Reserves	98.2	100.6

Total Insurance Reserves	$430.0	$456.2

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$7.8	$3.4	$3.6	$0.2
Catastrophe Loss and LAE Reserve Development, Net	0.3	0.2	0.3	0.2

Total Favorable Loss and LAE Reserve Development, Net	$8.1	$3.6	$3.9	$0.4

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	1.8%	0.7%	0.9%	0.1%

Earned Premiums in the Unitrin Business Insurance segment decreased by $4.0 million and $1.4 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004. Commercial automobile insurance and commercial property and liability insurance earned premiums decreased due primarily to lower premium volume. Workers’ compensation insurance earned premiums decreased slightly due primarily to fewer policies in force, partially offset by increased exposures based on insured payroll. The Company is unable to predict what impact the formation of the stand-alone Unitrin Business Insurance segment will have on future written and earned premiums. The Unitrin Business Insurance segment’s commercial reinsurance program consists of certain business written and administered by First NonProfit Insurance Company (“FNP”). FNP specializes in providing various forms of commercial insurance to charitable and other non-profit organizations. See Note 14 to the unaudited Condensed Consolidated Financial Statements for additional information about this reinsurance arrangement. Earned Premiums for the commercial reinsurance program decreased due primarily to lower premium volume. Net Investment Income in the Unitrin Business Insurance segment increased by $2.4 million and $0.9 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due to higher yields on investments and higher levels of investments.

Operating Profit in the Unitrin Business Insurance segment increased by $4.0 million and $0.5 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due primarily to lower incurred losses and LAE and the higher net investment income, partially offset by higher insurance expenses partially due to certain restructuring costs. Incurred losses and LAE decreased due primarily to improved underwriting results and the favorable effects of reserve development. Reserve development was $8.1 million and $3.9 million favorable for the six and three months ended June 30, 2005, respectively, compared to $3.6 million and $0.4 million favorable for the same periods in 2004. Catastrophe losses and LAE were $0.3 million and $0.1 million for the six and three months ended June 30, 2005, respectively, compared to $1.8 million and $1.1 million for the same periods in 2004. Restructuring costs recognized in the Unitrin Business Insurance segment were $2.0 million and $0.9 million for the six and three months ended June 30, 2005, respectively. The Unitrin Business Insurance segment is in the process of migrating its policy administration and billing systems to a third party provider. Accordingly, the Unitrin Business Insurance segment expects that insurance expenses will increase, principally in the second half of 2005, during the initial phase of the migration and while certain redundant systems are phased out. The Company anticipates that the redundant costs will decline during the second half of 2006.

Unitrin Business Insurance (continued)

Net Income in the Unitrin Business Insurance segment increased by $2.1 million for the six months ended June 30, 2005 and decreased by $0.4 million for the three months ended June 30, 2005, compared to the same periods in 2004. The Unitrin Business Insurance segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and other tax deductions. Tax-exempt investment income in the Unitrin Business Insurance segment was $6.8 million and $3.2 million for the six and three months ended June 30, 2005, respectively. Tax-exempt investment income was $5.9 million and $3.0 million for the six and three months ended June 30, 2004, respectively. Net Income for the six and three months ended June 30, 2004 included other tax deductions of $2.2 million, with no such other tax deductions in 2005.

Life and Health Insurance

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Earned Premiums:
Life	$203.2	$201.5	$101.5	$100.8
Accident and Health	80.1	80.7	40.4	40.4
Property	53.6	52.0	27.1	26.3

Total Earned Premiums	336.9	334.2	169.0	167.5
Net Investment Income	79.2	71.0	39.0	36.4
Other Income	4.7	1.8	3.6	0.9

Total Revenues	420.8	407.0	211.6	204.8
Policyholders’ Benefits and Incurred Losses and LAE	205.7	206.0	104.8	99.8
Insurance Expenses	162.1	163.9	81.3	84.6

Operating Profit	53.0	37.1	25.5	20.4
Income Tax Expense	18.8	12.4	9.2	6.8

Net Income	$34.2	$24.7	$16.3	$13.6

Earned Premiums in the Life and Health Insurance segment increased by $2.7 million and $1.5 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004. Earned Premiums on life insurance sold by the Life and Health Insurance segment’s career agents increased by $1.7 million and $0.7 million, for the six and three months ended June 30, 2005, respectively, due to increased premium volume. Earned Premiums on property insurance sold by the Life and Health Insurance segment’s career agents increased by $1.6 million and $0.8 million, for the six and three months ended June 30, 2005, respectively, due almost entirely to increased premium volume. Earned Premiums on accident and health insurance decreased by $0.6 million for the six months ended June 30, 2005, but remained flat for the three months ended June 30, 2005. Lower volume of accident and health insurance, primarily on limited benefit medical and Medicare supplement products, contributed approximately $4.1 million and $2.2 million for the six and three months ended June 30, 2005, respectively, of the decrease in accident and health insurance earned premiums, while higher premium rates on those same products accounted for increases of approximately $3.5 million and $2.2 million, respectively. Other Income increased by $2.9 million and $2.7 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due primarily to the gain recognized on the sale of the Career Agency Group’s home office. Net Investment Income in the Life and Health Insurance segment increased by $8.2 million and $2.6 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due primarily to higher levels of investments and higher yields on investments.

Life and Health Insurance (continued)

Operating Profit in the Life and Health Insurance segment increased by $15.9 million for the six months ended June 30, 2005, compared to the same period in 2004. Operating Profit increased due primarily to the higher net investment income, the higher other income and lower insurance expenses. Insurance expenses decreased by $1.8 million, due primarily to lower salaries and fringe benefits, partially offset by higher legal expenses. Salary and fringe benefits decreased partially as a result of the Company’s efforts to consolidate back office operations. Legal expenses increased due primarily to the effects of changes in the Company’s estimates of the cost to resolve legal matters. In the first quarter of 2004, the Life and Health Insurance segment reduced its estimate to settle a certain legal matter by $3.0 million. Policyholders’ benefits for the six months ended June 30, 2004 included a charge of $5.4 million due to a change in the actuarial estimate of reserves resulting from the conversion of certain business to a new computer system. Excluding the impact of this change in actuarial estimate, policyholders’ benefits increased due primarily to higher mortality and morbitity. Catastrophe losses and LAE (including development) on property insurance sold by the Life and Health Insurance segment’s career agents were approximately $2.2 million for the six months ended June 30, 2005, compared to approximately $1.2 million for the same period in 2004. Catastrophe losses and LAE for the six months ended June 30, 2005 included $0.8 million of adverse development from Hurricanes Charley, Frances, Ivan and Jeanne. Net Income in the Life and Health Insurance segment increased by $9.5 million for the six months ended June 30, 2005, compared to the same period in 2004, due primarily to the higher operating profit.

Operating Profit in the Life and Health Insurance segment increased by $5.1 million for the three months ended June 30, 2005, compared to the same period in 2004. Operating Profit increased due primarily to lower insurance expenses, the higher other income and the higher net investment income, partially offset by higher policyholders’ benefits. Insurance expenses decreased by $3.3 million, due primarily to lower salaries and fringe benefits. Salaries and fringe benefits decreased partially as a result of the Company’s efforts to consolidate back office operations. Policyholders’ benefits increased due primarily to higher mortality and morbidity. Catastrophe losses and LAE (including development) on property insurance sold by the Life and Health Insurance segment’s career agents were approximately $1.5 million for the three months ended June 30, 2005, compared to approximately $0.9 million for the same period in 2004. Catastrophe losses and LAE for the three months ended June 30, 2005 included $0.3 million of adverse development from Hurricanes Charley, Frances, Ivan and Jeanne. Net Income in the Life and Health Insurance segment increased by $2.7 million for the three months ended June 30, 2005, compared to the same period in 2004, due primarily to the higher operating profit.

Consumer Finance

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Interest, Loan Fees and Earned Discount	$101.4	$94.6	$51.7	$47.6
Net Investment Income	1.7	2.1	0.9	1.0
Other	3.4	2.8	1.6	1.3

Total Revenues	106.5	99.5	54.2	49.9

Provision for Loan Losses	21.8	24.9	12.1	11.8
Interest Expense on Certificates of Deposits and Savings Accounts	17.7	16.0	9.2	7.9
General and Administrative Expenses	42.4	38.1	21.6	19.7

Operating Profit	24.6	20.5	11.3	10.5
Income Tax Expense	10.4	8.7	4.8	4.4

Net Income	$14.2	$11.8	$6.5	$6.1

Consumer Finance Loan Originations	$381.4	$311.6	$193.9	$157.4

Consumer Finance (continued)

	June 30, 2005	Dec. 31, 2004
Percentage of Consumer Finance Receivables:
30 Days to 59 Days Past Due	6.1%	7.1%
60 Days to 89 Days Past Due	2.0%	2.5%
90 Days and Greater Past Due	0.8%	1.0%

Ratio of Reserve for Loan Losses to Gross Consumer Finance Receivables	5.7%	5.5%
Weighted-Average Interest Yield on Certificates of Deposits	3.7%	3.5%

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Reserve for Loan Losses - Beginning of Period	$56.6	$51.8	$57.8	$53.7
Provision for Loan Losses	21.8	24.9	12.1	11.8
Net Charge-off:
Consumer Finance Receivables Charged-off	(36.4)	(37.6)	(17.4)	(17.3)
Recoveries of Amounts Previously Charged-off	20.3	17.4	9.8	8.3

Net Charge-off	(16.1)	(20.2)	(7.6)	(9.0)

Reserve for Loan Losses - End of Period	$62.3	$56.5	$62.3	$56.5

Interest, Loan Fees and Earned Discounts in the Consumer Finance segment increased by $6.8 million and $4.1 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due primarily to higher levels of loans outstanding, partially offset by lower interest rates.

Operating Profit increased by $4.1 million and $0.8 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, partially the result of the higher level of loans outstanding. Provision for Loan Losses decreased by $3.1 million for the six months ended June 30, 2005, compared to the same period in 2004, due primarily to a change in the Company’s estimate of the rate of ultimate loan losses as a result of higher recoveries and lower charge-offs for loans originated in previous years. Interest Expense on Certificates of Deposits increased by $1.7 million and $1.3 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due primarily to higher interest rates on Certificates of Deposits and higher levels of deposits. General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discounts, increased from 40.3% for the six months ended June 30, 2004, to 41.8% for the six months ended June 30, 2005, due primarily to an increase in the size of the collection department staff and higher collection incentive pay, which resulted in increased recoveries and lower charge-off.

Net Income in the Consumer Finance segment increased by $2.4 million and $0.4 million for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004, due primarily to the higher Operating Profit.

Equity in Net Income of Investee

Equity in Net Income of Investee was $3.1 million and $0.5 million for the six and three months ended June 30, 2005, respectively. Equity in Net Income of Investee was $1.6 million and $1.7 million for the six and three months ended June 30, 2004, respectively. Unitrin accounts for its investment in its investee, UNOVA, Inc. (“UNOVA”), under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information, which generally results in a three month delay in the inclusion of UNOVA’s results in Unitrin’s consolidated financial statements. Prior to the periods presented in the unaudited Condensed Consolidated Financial Statements, Unitrin determined that a decline in the fair value of its investment in UNOVA was other than temporary under applicable accounting standards. Accordingly, Unitrin reduced the carrying value of its investment in UNOVA to its then current estimated realizable value and allocated the reduction to Unitrin’s proportionate share of UNOVA’s non-current assets. Accordingly, Unitrin’s reported equity in the net income of UNOVA differs from Unitrin’s proportionate share of UNOVA’s reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets. During the first quarter of 2005, Unitrin estimated that UNOVA had subsequently fully recognized in its financial statements the amortization, depreciation or write-downs of such non-current assets. Accordingly, for periods beginning after the first quarter of 2005, Equity in Net Income of Investee equals Unitrin’s proportionate share of UNOVA’s results.

The fair value of Unitrin’s investment in UNOVA exceeded the carrying value of Unitrin’s investment in UNOVA by $258.3 million and $248.2 million at June 30, 2005 and December 31, 2004, respectively. In accordance with applicable accounting standards, such excess is not included in the unaudited Condensed Consolidated Financial Statements.

Corporate Investments

The Company considers the management of certain investments, Northrop Grumman Corporation (“Northrop”) common and preferred stock, Baker Hughes, Inc. (“Baker Hughes”) common stock, and UNOVA common stock, to be a corporate responsibility. Accordingly, the Company does not allocate dividend income from these investments to its operating segments. Dividend income from these investments for the six and three months ended June 30, 2005 and 2004 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Northrop Preferred Stock	$6.2	$6.2	$3.1	$3.1
Northrop Common Stock	3.9	4.9	2.1	2.4
Baker Hughes Common Stock	0.2	0.5	—	0.2

Total Unallocated Dividend Income	$10.3	$11.6	$5.2	$5.7

The changes in the fair value of Corporate Investments for the six months ended June 30, 2005 are summarized below:

	Six Months Ended June 30, 2005
(Dollars in Millions)	Fair Value Dec. 31, 2004	Holding Gain (Loss)	Dispositions	Fair Value June 30, 2005
Northrop Preferred Stock	$234.3	$(12.4)	$—	$221.9
Northrop Common Stock	430.3	7.0	—	437.3
Baker Hughes Common Stock	48.4	9.2	(7.9)	49.7
UNOVA Common Stock	320.1	17.0	—	337.1

Total Fair Value of Corporate Investments	$1,033.1	$20.8	$(7.9)	$1,046.0

Net Realized Investment Gains

The components of Net Realized Investment Gains for the six and three months ended June 30, 2005 and 2004 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Fixed Maturities:
Gains on Dispositions	$1.0	$1.1	$0.2	$0.4
Losses on Dispositions	(0.4)	(0.2)	(0.3)	(0.1)
Northrop Common Stock:
Gains on Dispositions	—	31.6	—	23.3
Other Equity Securities:
Gains on Dispositions	11.5	11.7	4.6	1.7
Losses on Dispositions	(0.5)	(0.4)	—	—
Losses from Write-downs	(5.2)	(1.9)	(3.9)	(1.2)
Real Estate:
Gains on Dispositions	39.4	0.7	39.4	—
Other Investments:
Gains on Dispositions	0.3	0.2	0.3	—
Losses on Dispositions	(0.4)	(0.3)	(0.3)	(0.1)

Net Realized Investment Gains	$45.7	$42.5	$40.0	$24.0

Net Realized Investment Gains were $45.7 million and $40.0 million for the six and three months ended June 30, 2005, respectively, compared to $42.5 million and $24.0 million for the same periods in 2004. Net Realized Investment Gains for the six months ended June 30, 2005 include pre-tax gains of $39.4 million from sales of investment real estate, pre-tax gains of $4.5 million from sales of a portion of the Company’s investment in Baker Hughes common stock and pre-tax gains of $2.3 million resulting from sales of a portion of the Company’s investment in Hartford Financial Services Group, Inc. (“Hartford”) common stock. Net Realized Investment Gains for the three months ended June 30, 2005 includes pre-tax gains of $39.4 million from sales of investment real estate, pre-tax gains of $2.3 million from sales of a portion of the Company’s investment in Baker Hughes common stock and pre-tax gains of $0.6 million resulting from sales of a portion of the Company’s investment in Hartford common stock. The fair value of the Company’s remaining investments in Baker Hughes common stock and Hartford common stock was $49.7 million and $19.6 million, respectively, at June 30, 2005. The Company cannot anticipate when or if similar investment gains may occur in the future.

Net Realized Investment Gains for the six months ended June 30, 2004 include pre-tax gains of $31.6 million from sales of a portion of the Company’s investment in Northrop common stock, pre-tax gains of $4.4 million from sales of a portion of the Company’s investment in Baker Hughes common stock and pre-tax gains of $3.6 million resulting from sales of a portion of the Company’s investment in Hartford common stock. Net Realized Investment Gains for the three months ended June 30, 2004 includes pre-tax gains of $23.3 million from sales of a portion of the Company’s investment in Northrop common stock and pre-tax gains of $0.3 million from sales of a portion of the Company’s investment in Baker Hughes common stock. The Company cannot anticipate when or if similar investment gains may occur in the future.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include: 1) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value; 2) the duration and extent to which the fair value has been less than cost; and 3) the financial condition and prospects of the issuer. Net Realized Investment Gains for the six and three months ended June 30, 2005 include pre-tax losses of $5.2 million and $3.9 million, respectively, resulting from other than temporary declines in the fair value of investments. Net Realized Investment Gains for the six and three months ended June 30, 2004 include pre-tax losses of $1.9 million and $1.2 million, respectively, resulting from other than temporary declines in the fair value of investments. The Company cannot anticipate when or if similar investment losses may occur in the future.

Liquidity and Capital Resources

At June 30, 2005, there were approximately 3.5 million shares of the Company’s outstanding common stock that could be repurchased under the Company’s Board of Directors’ outstanding repurchase authorization. Common stock can be repurchased in open market or in privately negotiated transactions from time to time subject to market conditions and other factors. The Company has not repurchased shares of its common stock in 2005.

On June 24, 2005, the Company entered into a five-year, $325 million, unsecured, revolving credit agreement, expiring June 30, 2010, with a group of financial institutions. The agreement provides for fixed and floating rate advances for periods up to one year at various interest rates. The agreement also contains various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for the Company’s largest insurance subsidiaries. The proceeds from advances under the revolving credit facility may be used for general corporate purposes. The new revolving credit agreement replaced the Company’s former $360 million revolving credit agreement which would have expired on August 30, 2005, but was terminated as of June 24, 2005. The Company had no outstanding advances under its unsecured, revolving credit agreements at June 30, 2005 or December 31, 2004.

At June 30, 2005, the Company had $300 million of its 5.75% senior notes due July 1, 2007 outstanding and $200 million of its 4.875% senior notes due November 1, 2010 outstanding. Interest expense on such senior notes was $13.9 million for the six months ended June 30 for both 2005 and 2004. Interest expense on such senior notes was $6.9 million for the three months ended June 30 for both 2005 and 2004.

At December 31, 2004, the Unitrin parent company held 916,751 shares of Northrop common stock and also held 1,774,812 shares of Northrop preferred stock. In addition, Unitrin’s subsidiary, Trinity Universal Insurance Company (“Trinity”), held 6,998,549 shares of Northrop common stock at December 31, 2004. During the first quarter of 2005, Trinity paid a dividend to the Unitrin parent company, which included 465,722 shares of Northrop common stock with a market value of approximately $25 million. During the second quarter of 2005, Trinity paid a dividend to the Unitrin parent company, which included 465,116 shares of Northrop common stock with a market value of approximately $25 million. Following these transactions, the Unitrin parent company held 1,847,589 shares of Northrop common stock with a market value of $102.1 million at June 30, 2005 and also held 1,774,812 shares of Northrop preferred stock with a market value of $221.9 million at June 30, 2005. Trinity held 6,067,711 shares of Northrop common stock with a market value of $335.2 million at June 30, 2005. Also during the first six months of 2005, two other subsidiaries of Unitrin (United Insurance Company of America and Fireside Securities Corporation) paid cash dividends totaling $30.0 million and $9.0 million, respectively, to Unitrin.

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

Net Cash Provided by Operating Activities increased by $10.0 million for the six months ended June 30, 2005, compared to the same period in 2004, due primarily to changes in income taxes and other receivables. Income taxes paid were $61.1 million for the six months ended June 30, 2005, compared to $120.7 million for the same period in 2004. In the second quarter of 2004, the Company entered into an agreement with White Mountains Insurance Group, Ltd. (“White Mountains”) to settle a certain matter related to the Company’s 1999 acquisition of Valley Group, Inc. White Mountains paid the negotiated settlement to the Company in the second quarter of 2004.

Net Cash Used by Investing Activities is largely dependent on Net Cash Provided by Operating Activities and to a lesser extent cash flow, if any, from Financing Activities. Cash Flow Used by Investing Activities decreased by $37.7 million for the six months ended June 30, 2005, compared to the same period in 2004, due primarily to lower levels of cash from Financing Activities.

Net Cash Provided by Financing Activities decreased by $85.1 million for the six months ended June 30, 2005, compared to the same period in 2004, due primarily to lower levels of cash from securities lending, partially offset by higher levels of certificates of deposits to support growth in the Company’s Consumer Finance segment. As further discussed in Note 5 to the Company’s unaudited Condensed Consolidated Financial Statements, from time to time, some of Unitrin’s subsidiaries held collateral from unrelated parties pursuant to securities lending agreements whereby unrelated parties borrowed securities from the subsidiaries’ accounts. The subsidiaries were required to return such collateral upon return of the loaned security. Accordingly, the amount of such collateral was not available to meet ongoing obligations to policyholders and claimants, nor to fund ordinary operating expenses. The Company’s subsidiaries terminated all such securities lending agreements in the second quarter of 2005.

In 2004, the Company committed to invest $100 million in a limited liability investment company, of which $55 million was unfunded at June 30, 2005. In the second quarter of 2005, the Company sold certain investment real estate. The proceeds from the sale were $41.7 million. The proceeds have been placed in a trust and will likely be used to fund commitments to acquire certain investment real estate.

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

Quantitative Information About Market Risk (continued)

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

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both June 30, 2005 and December 31, 2004, for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Consumer Finance Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at June 30, 2005 and December 31, 2004, respectively. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at June 30, 2005 and December 31, 2004, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at June 30, 2005 and December 31, 2004, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.44 and 0.45 at June 30, 2005 and December 31, 2004, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended June 30, 2005 and December 31, 2004, respectively, and weighted on the fair value of such securities at June 30, 2005 and December 31, 2004, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

Quantitative Information About Market Risk (continued)

The estimated adverse effects on the market value of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
June 30, 2005
Assets
Investments in Fixed Maturities	$4,225.4	$(304.1)	$—	$(304.1)
Investments in Equity Securities	1,082.7	(5.1)	(43.6)	(48.7)
Consumer Finance Receivables	1,048.0	(13.9)	—	(13.9)

Liabilities
Certificates of Deposits	$1,006.3	$19.0	$—	$19.0
Notes Payable	513.3	15.4	—	15.4

December 31, 2004
Assets
Investments in Fixed Maturities	$4,132.4	$(322.0)	$—	$(322.0)
Investments in Equity Securities	1,088.0	(4.6)	(45.4)	(50.0)
Consumer Finance Receivables	979.2	(13.0)	—	(13.0)

Liabilities
Certificates of Deposits	$921.9	$19.4	$—	$19.4
Notes Payable	516.6	17.6	—	17.6

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

Qualitative Information About Market Risk (continued)

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

At June 30, 2005 and December 31, 2004, respectively, $659.2 million and $664.6 million of the Company’s Investments in Equity Securities, which exclude the Company’s Investment in Investee, were concentrated in the preferred and common stock of Northrop. Northrop stated in its 2004 Annual Report on Form 10-K that it “provides technologically advanced innovative products, services, and solutions in defense and commercial electronics, nuclear and non-nuclear shipbuilding, information technology, mission systems, systems integration, and space technology.” Additionally, Northrop stated that it “is subject to the usual vagaries of the market-place, it is also affected by the unique characteristics of the defense industry and by certain elements peculiar to its own business mix.” Accordingly, the Company’s Investments in Equity Securities are sensitive to the nature of Northrop’s industry segments.

Caution Regarding Forward-Looking Statements

Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk and the accompanying unaudited Condensed Consolidated Financial Statements (including the notes thereto) may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “believe(s),” “goal(s),” “target(s),” “estimate(s),” “anticipate(s),” “forecast(s),” “project(s),” “plan(s),” “intend(s),” “expect(s),” “might,” “may” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Caution Regarding Forward-Looking Statements (continued)

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are:

•	Changes in general economic conditions, including performance of financial markets, interest rates and unemployment rates, and fluctuating values of particular investments maintained by the Company and its subsidiaries;

•	Heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

•	The number and severity of insurance claims (including those associated with catastrophe losses) and their impact on the adequacy of loss reserves;

•	The impact of inflation on insurance claims, including the effect of cost and availability of labor and materials on automobile and property repair and reconstruction costs;

•	Changes in the pricing or availability of reinsurance;

•	Changes in the financial condition of reinsurers and amounts recoverable therefrom;

•	Changes in industry trends and significant industry developments;

•	Regulatory approval of insurance rates, policy forms, license applications and similar matters;

•	Governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions) and adverse outcomes in litigation or other proceedings involving the Company or its subsidiaries;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces;

•	Changes in ratings by credit rating agencies and/or A.M. Best Co., Inc.;

•	Level of success in realizing economies of scale and implementing significant business consolidations and technology initiatives;

•	Absolute and relative performance of the Company’s products or services;

•	Ability to maintain uninterrupted operation of facilities and business operations; and

•	Other risks and uncertainties described from time to time in the Company’s filings with the SEC.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Unitrin, Inc. was held on May 4, 2005 for the purpose of electing twelve directors and to consider and act upon a proposal to approve the Unitrin, Inc. 2005 Restricted Stock and Restricted Stock Unit Plan (the “Restricted Stock Plan”).

The final tabulation for each of the twelve nominees for director is as follows:

Nominee	Votes For	Votes Withheld
James E. Annable	59,716,101	1,508,099
Eric J. Draut	59,123,490	2,100,710
Donald V. Fites	59,929,336	1,294,864
Douglas G. Geoga	59,721,106	1,503,094
Reuben L. Hedlund	60,485,342	738,858
Jerrold V. Jerome	60,567,815	656,385
William E. Johnston, Jr.	58,008,813	3,215,387
Wayne Kauth	59,699,481	1,524,719
Fayez S. Sarofim	59,095,781	2,128,419
Donald G. Southwell	60,589,372	634,828
Richard C. Vie	60,578,644	645,556
Ann E. Ziegler	60,483,290	740,910

Shareholders approved the Restricted Stock Plan by the following votes: 47,719,672 votes for approval, 3,302,847 votes against, 647,396 votes abstained and 9,554,285 broker non-votes.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

3.2	Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

4.1	Rights Agreement, dated as of August 4, 2004, between Unitrin, Inc. and Wachovia Bank, National Association, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2004.)

4.2	Senior Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and BNY Midwest Trust Company as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 1, 2002.)

4.3	Form of Subordinated Indenture (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 5.75% Senior Notes due July 1, 2007 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2002.)

4.5	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 30, 2003.)

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.2	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.3	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.4	Unitrin, Inc. 2002 Stock Option Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.5	2005 Restricted Stock and Restricted Stock Unit Plan (Incorporated herein by reference to Appendix B to the Company’s Proxy Statement, dated March 28, 2005, in connection with the Company’s 2005 Annual Meeting of Shareholders.)

10.6	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.7	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan (Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.8	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan (Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.9	Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994), as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

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

10.11	Unitrin, Inc. Severance Plan (Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.12	Unitrin, Inc. Incentive Bonus Plan, dated February 3, 2004 (Incorporated herein by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2004, in connection with the Company’s 2004 Annual Meeting of Shareholders.)

10.13	Unitrin, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.14	Credit Agreement, dated as of June 24, 2005, by and among Unitrin, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent, letter of credit issuer and swing line lender, Wells Fargo Bank, National Association, individually and as syndication agent, and Wachovia Bank, N.A., individually and as documentation agent. (Incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed June 26, 2005.)

10.15	Registration Rights Agreement, dated as of January 23, 2001, by and among, Northrop Grumman Corporation, NNG, Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation, and Unitrin, Inc. (Incorporated by reference to Exhibit 2.1 to Unitrin’s Schedule 13D with respect to Northrop Grumman Corporation dated April 13, 2001.)

10.16	Second Amended and Restated Distribution Agreement, dated as of August 17, 2001, between Unitrin, Inc. and Curtiss-Wright Corporation (Incorporated herein by reference to Exhibit 99.1 to the Company’s Amendment No. 6 to its Schedule 13D with respect to Curtiss-Wright Corporation dated August 17, 2001.)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unitrin, Inc.

Date: July 27, 2005	/s/ Richard C. Vie
Richard C. Vie
Chairman of the Board and
Chief Executive Officer

Date: July 27, 2005	/s/ Eric J. Draut
Eric J. Draut
Executive Vice President and
Chief Financial Officer

Date: July 27, 2005	/s/ Richard Roeske
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)