Form 10-Q
period 2005-09-30
UNITRIN INC
filed 2005-10-27
CIK 860748

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

68,872,046 shares of common stock, $0.10 par value, were outstanding as of October 26, 2005.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Nine Months Ended		Three Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Revenues:
Earned Premiums	$1,858.8	$1,862.5	$620.6	$630.7
Consumer Finance Revenues	163.2	150.6	56.7	51.1
Net Investment Income	209.1	189.1	67.8	65.9
Other Income	7.6	11.7	1.2	6.3
Net Realized Investment Gains	53.5	67.2	7.8	24.7

Total Revenues	2,292.2	2,281.1	754.1	778.7

Expenses:
Policyholders’ Benefits and Incurred
Losses and Loss Adjustment Expenses	1,278.1	1,266.1	465.8	429.3
Insurance Expenses	612.2	625.5	204.1	220.3
Consumer Finance Expenses	125.1	116.1	43.2	37.0
Interest and Other Expenses	46.7	43.5	16.4	14.4

Total Expenses	2,062.1	2,051.2	729.5	701.0

Income before Income Taxes and Equity in Net Income of Investee	230.1	229.9	24.6	77.7
Income Tax Expense	66.0	65.6	3.5	22.2

Income before Equity in Net Income of Investee	164.1	164.3	21.1	55.5
Equity in Net Income of Investee	4.7	2.6	1.6	1.0

Net Income	$168.8	$166.9	$22.7	$56.5

Net Income Per Share	$2.44	$2.44	$0.33	$0.82

Net Income Per Share Assuming Dilution	$2.42	$2.42	$0.32	$0.82

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2005 - $4,044.5; 2004 - $3,994.0)	$4,166.0	$4,132.4
Northrop Grumman Corporation Preferred Stock at Fair Value (Cost: 2005 - $177.5; 2004 - $177.5)	214.7	234.3
Northrop Grumman Corporation Common Stock at Fair Value (Cost: 2005 - $341.5; 2004 - $341.5)	430.2	430.3
Other Equity Securities at Fair Value (Cost: 2005 - $313.4; 2004 - $323.7)	422.9	423.4
Investee (UNOVA, Inc.) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2005 - $442.8; 2004 - $320.1)	79.7	71.9
Short-term Investments at Cost which Approximates Fair Value	584.7	356.7
Other	403.1	358.5

Total Investments	6,301.3	6,007.5

Cash	55.8	82.1
Consumer Finance Receivables at Cost (Fair Value: 2005 - $1,093.0; 2004 - $979.2)	1,088.5	971.5
Other Receivables	880.8	819.0
Deferred Policy Acquisition Costs	446.8	422.0
Goodwill	344.7	344.7
Other Assets	134.5	143.5

Total Assets	$9,252.4	$8,790.3

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$2,392.1	$2,333.3
Property and Casualty	1,627.7	1,510.7

Total Insurance Reserves	4,019.8	3,844.0

Certificates of Deposits at Cost (Fair Value: 2005 - $1,043.5; 2004 - $921.9)	1,046.0	922.4
Unearned Premiums	843.0	807.6
Accrued and Deferred Income Taxes	239.6	250.7
Notes Payable at Amortized Cost (Fair Value: 2005 - $507.0; 2004 - $516.6)	503.4	502.8
Accrued Expenses and Other Liabilities	503.5	424.1

Total Liabilities	7,155.3	6,751.6

Shareholders’ Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 68,870,527 Shares Issued and Outstanding at September 30, 2005 and 68,828,658 Shares Issued and Outstanding at December 31, 2004	6.9	6.9
Paid-in Capital	699.0	621.4
Retained Earnings	1,158.6	1,160.8
Accumulated Other Comprehensive Income	232.6	249.6

Total Shareholders’ Equity	2,097.1	2,038.7

Total Liabilities and Shareholders’ Equity	$9,252.4	$8,790.3

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Operating Activities:
Net Income	$168.8	$166.9
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(23.4)	(19.2)
Equity in Net Income of Investee before Taxes	(7.4)	(4.0)
Amortization of Investments	8.8	9.5
(Increase) Decrease in Other Receivables	(55.1)	26.6
Increase in Insurance Reserves and Unearned Premiums	208.2	175.1
Increase (Decrease) in Accrued and Deferred Income Taxes	5.6	(135.2)
Increase in Accrued Expenses and Other Liabilities	18.1	14.5
Net Realized Investment Gains	(53.5)	(67.2)
Provision for Loan Losses	34.9	34.7
Other, Net	32.0	31.6

Net Cash Provided by Operating Activities	337.0	233.3

Investing Activities:
Sales and Maturities of Fixed Maturities	392.6	602.8
Purchases of Fixed Maturities	(448.1)	(1,206.1)
Sales of Northrop Grumman Corporation Common Stock	—	234.8
Sales of Other Equity Securities	58.9	90.6
Purchases of Equity Securities	(40.2)	(59.4)
Change in Short-term Investments	(182.0)	200.3
Acquisition and Improvements of Investment Real Estate	(34.0)	(26.7)
Sales of Investment Real Estate	41.9	4.3
Change in Other Investments	(16.0)	3.7
Change in Consumer Finance Receivables	(151.7)	(86.8)
Other, Net	(14.2)	(33.4)

Net Cash Used by Investing Activities	(392.8)	(275.9)

Financing Activities:
Change in Certificates of Deposits and Savings Accounts	123.6	0.8
Change in Universal Life and Annuity Contracts	3.0	4.4
Change in Liability for Funds Held for Securities on Loan	—	104.2
Notes Payable Proceeds	20.0	—
Notes Payable Payments	(20.0)	—
Cash Dividends Paid	(88.2)	(85.0)
Common Stock Repurchases	(24.1)	—
Cash Exercise of Stock Options	15.2	20.3

Net Cash Provided by Financing Activities	29.5	44.7

Increase (Decrease) in Cash	(26.3)	2.1
Cash, Beginning of Year	82.1	65.7

Cash, End of Period	$55.8	$67.8

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Unitrin, Inc. (“Unitrin” or the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America is not required by the rules and regulations of the SEC and has been condensed or omitted. In the opinion of the Company’s management, the unaudited Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2004 (the “2004 Annual Report”).

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

The effects on Net Income, Net Income Per Share and Net Income Per Share Assuming Dilution if the fair value based method had been applied to all awards since the effective date of SFAS No. 123 for the periods presented below were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions, Except Per Share Amounts)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net Income, As Reported	$168.8	$166.9	$22.7	$56.5
Add: Stock-Based Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	6.0	4.3	2.1	1.4
Deduct: Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	(6.1)	(5.0)	(2.1)	(1.6)

Pro Forma Net Income	$168.7	$166.2	$22.7	$56.3

Net Income Per Share:
As Reported	$2.44	$2.44	$0.33	$0.82

Pro Forma	$2.44	$2.43	$0.33	$0.82

Net Income Per Share Assuming Dilution:
As Reported	$2.42	$2.42	$0.32	$0.82

Pro Forma	$2.42	$2.41	$0.32	$0.81

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Investment in Investee

Equity in Net Income of Investee was $4.7 million and $1.6 million for the nine and three months ended September 30, 2005, respectively. Equity in Net Income of Investee was $2.6 million and $1.0 million for the nine and three months ended September 30, 2004, respectively. Unitrin accounts for its investment in its investee, UNOVA, Inc. (“UNOVA”), under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information, which generally results in a three month delay in the inclusion of UNOVA’s results in Unitrin’s consolidated financial statements. Prior to the periods presented in the unaudited Condensed Consolidated Financial Statements, Unitrin determined that a decline in the fair value of its investment in UNOVA was other than temporary under applicable accounting standards. Accordingly, Unitrin reduced the carrying value of its investment in UNOVA to its then current estimated realizable value and allocated the reduction to Unitrin’s proportionate share of UNOVA’s non-current assets. Accordingly, Unitrin’s reported equity in the net income of UNOVA differs from Unitrin’s proportionate share of UNOVA’s reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets. During the first quarter of 2005, Unitrin estimated that UNOVA had subsequently fully recognized in its financial statements the amortization, depreciation or write-downs of such non-current assets. Accordingly, for periods beginning after the first quarter of 2005, Equity in Net Income of Investee equals Unitrin’s proportionate share of UNOVA’s results.

The fair value of Unitrin’s investment in UNOVA exceeded the carrying value of Unitrin’s investment in UNOVA by $363.1 million and $248.2 million at September 30, 2005 and December 31, 2004, respectively. In accordance with applicable accounting standards, such excess is not included in the unaudited Condensed Consolidated Financial Statements.

Note 3 - Other Receivables

Other Receivables at September 30, 2005 and December 31, 2004 included reinsurance recoverables of $148.8 million and $180.9 million, respectively, from General Security National Insurance Company (“GSNIC”), a subsidiary of SCOR Reinsurance Company (“SRC”). Under the agreement governing the Company’s 2002 acquisition of certain companies from SRC, SRC and/or GSNIC are responsible for all liabilities of the acquired companies incurred prior to the acquisition. GSNIC is rated “B++” (Very Good) by A.M. Best Co., Inc., the principal insurance company rating agency.

Note 4 – Catastrophes

The Company maintains three separate catastrophe reinsurance programs for its property and casualty insurance businesses. The program covering the Company’s Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments provides aggregate coverage of $36 million above retention of $4 million. The program covering the property insurance operations of the Company’s Life and Health Insurance segment provides aggregate coverage of $52 million above retention of $8 million. The program covering the Company’s Kemper Auto and Home segment provides aggregate coverage of $160 million above retention of $20 million. Aggregate coverage for each reinsurance program is provided in three layers. In addition, if the Company should incur catastrophe losses covered by any of its three catastrophe reinsurance programs that exceed the retention for a particular program, the program requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such program. The reinstatement premium would be a percentage of the original premium based on the ratio of the losses exceeding the Company’s retention to the reinsurers’ aggregate coverage limit. The aggregate annual original premium paid to reinsurers, excluding reinstatement premium, for these three catastrophe reinsurance programs is approximately $15 million. In addition to these programs, the Company purchases reinsurance from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in the state of Florida at retentions lower than those described above.

During the third quarter of 2005, two major hurricanes (Katrina and Rita) made landfall in the United States. Hurricane Katrina is expected to be the most costly hurricane on record in the United States. The Company estimates that, as a

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Catastrophes (continued)

result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, its Life and Health Insurance segment incurred $43.3 million of losses and loss adjustment expenses (“LAE”) in excess of its retention of $8.0 million and recorded a reinstatement premium of $2.6 million in the third quarter of 2005. In addition, the Life and Health Insurance segment incurred $0.4 million of losses and LAE in Florida which occurred too early to be aggregated with the losses in the other Gulf states under its reinsurance program. The Company estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, its Kemper Auto and Home segment incurred $21.5 million of losses and LAE in excess of its retention of $20.0 million and recorded a reinstatement premium of $3.1 million in the third quarter of 2005. In addition, the Kemper Auto and Home segment incurred $0.2 million of losses and LAE in Florida which occurred too early to be aggregated with the losses in the other Gulf states under its reinsurance program. The Company estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, the Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments together incurred $0.8 million of losses and LAE in excess of their retention of $4.0 million and recorded a reinstatement premium of $0.1 million in the third quarter of 2005. In addition, the Unitrin Direct segment incurred $0.1 million of losses and LAE in Florida which occurred too early to be aggregated with the losses in the other Gulf states under its reinsurance program.

Unitrin’s subsidiary, Trinity Universal Insurance Company (“Trinity”) and Capitol County Mutual Fire Insurance Company (“Capitol”) are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written, net of reinsurance, by Capitol. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Capitol is also a participant in the catastrophe reinsurance program covering the Company’s Life and Health Insurance segment. The Company estimates that, as a result of Hurricane Rita’s landfall in Texas and Louisiana, the Life and Health Insurance subsidiaries together with Capitol incurred $4.8 million of losses and LAE in excess of their retention of $8.0 million. The reinsurance program covering the Life and Health Insurance segment is comprised of three layers, with the first layer providing coverage of $12.0 million above retention of $8.0 million. As a result of estimated losses and LAE from Hurricane Rita, the Company estimates that $7.2 million of coverage remains under the first layer. Accordingly, in addition to retaining the first $8.0 million of losses and LAE, the Life and Health Insurance segment would retain any losses and LAE incurred above $15.2 million and below the $20.0 million attachment point for the second layer of reinsurance for any new catastrophe in the Life and Health Insurance segment. The Company estimates that, as a result of Hurricane Rita’s landfall in Texas and Louisiana, the Kemper Auto and Home segment incurred $4.7 million of losses and LAE in excess of its retention of $20.0 million and recorded a reinstatement premium of $0.7 million in the third quarter of 2005. The Company estimates that, as a result of Hurricane Rita’s landfall in Texas and Louisiana, the Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments together incurred $1.0 million of losses and LAE in excess of their retention of $4.0 million and recorded a reinstatement premium of $0.1 million in the third quarter of 2005.

Total estimated catastrophe losses and LAE, net of reinsurance recoveries, were $87.7 million and $70.3 million for the nine and three months ended September 30, 2005, respectively, compared to $35.6 million and $20.6 million for the same periods in 2004. The Company recorded significant losses from Hurricanes Katrina and Rita in the third quarter of 2005 and significant losses from Hurricanes Charley, Frances, Ivan and Jeanne in the third quarter of 2004. A summary of the Company’s losses and LAE, net of reinsurance, from Hurricanes Katrina and Rita for the nine and three months ended September 30, 2005 by business segment follows.

(Dollars in Millions)	Katrina	Rita	Total
Kemper Auto and Home	$20.2	$20.0	$40.2
Unitrin Specialty	2.1	0.3	2.4
Unitrin Direct	0.2	—	0.2
Unitrin Business Insurance	1.8	3.7	5.5
Life and Health Insurance	8.4	8.0	16.4

Total Loss and LAE, Net of Reinsurance	$32.7	$32.0	$64.7

The Company’s estimates for Hurricanes Katrina and Rita include estimates for both direct losses and LAE and indirect losses from residual market assessments. The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of actual reinsurance recoveries, may vary materially

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Catastrophes (continued)

from the estimated amount reserved. The Company’s estimates of direct catastrophe losses are generally based on inspections by claims adjusters and historical loss development experience for areas that have not been inspected or for claims that have not yet been reported. The Company’s estimates of direct catastrophe losses are based on the coverages provided by its insurance policies. The Company’s homeowners insurance policies do not provide coverage for losses caused by floods, but generally provide coverage for physical damage caused by wind or wind driven rain. Accordingly, the Company’s estimates of direct losses for homeowners insurance do not include losses caused by flood. Depending on the policy, automobile insurance may provide coverage for losses caused by flood. Estimates of the number of and severity of claims ultimately reported are influenced by many variables including, but not limited to, repair or reconstruction costs and determination of cause of loss, that are difficult to quantify and will influence the final amount of claim settlements. All these factors, coupled with the impact of the availability of labor and material on costs, require significant judgment in the reserve setting process. A change in any one or more of these factors is likely to result in an ultimate net claim cost different from the estimated reserve. The Company’s estimates of indirect losses from residual market assessments are based on a variety of factors including, but not limited to, actual or estimated assessments provided by or received from the assessing entity, insurance industry estimates of losses, and estimates of the Company’s market share in the assessable states. Actual assessments may differ materially from these estimated amounts. The Company currently believes that it is unlikely that a change in its direct and indirect estimates of losses and LAE for Hurricanes Katrina and Rita will cause it to exceed the coverages provided by its reinsurance programs.

During the third quarter of 2004, four hurricanes (Charley, Frances, Ivan and Jeanne) made landfall in several states along the Gulf Coast and the eastern United States. All four hurricanes made landfall in the state of Florida, the first time in over 100 years that four hurricanes have made landfall in the same state in the same hurricane season. A summary of the Company’s losses and LAE, net of reinsurance, from Hurricanes Charley, Frances, Ivan and Jeanne for the nine and three months ended September 30, 2004 by business segment follows.

(Dollars in Millions)	Charley	Frances	Ivan	Jeanne	Total
Kemper Auto and Home	$2.9	$4.3	$4.4	$1.5	$13.1
Unitrin Specialty	—	—	—	—	—
Unitrin Direct	0.6	0.3	0.2	0.5	1.6
Unitrin Business Insurance	—	—	0.2	—	0.2
Life and Health Insurance	1.1	1.1	1.6	1.5	5.3

Total Losses and LAE, Net of Reinsurance	$4.6	$5.7	$6.4	$3.5	$20.2

The Life and Health Insurance segment’s estimated losses and LAE for both the nine and three months ended September 30, 2004 are net of anticipated recoveries of $2.4 million from the FHCF. The Kemper Auto and Home segment’s estimated losses and LAE for both the nine and three months ended September 30, 2004 are net of anticipated recoveries of $0.8 million from the FHCF.

Note 5 - Notes Payable

Total Debt Outstanding at September 30, 2005 and December 31, 2004 was:

(Dollars in Millions)	Sept. 30, 2005	Dec. 31, 2004
Senior Notes at Amortized Cost:
5.75% Senior Notes due July 1, 2007	$298.8	$298.3
4.875% Senior Notes due November 1, 2010	198.5	198.3
Mortgage Note Payable at Amortized Cost	6.1	6.2

Total Debt Outstanding	$503.4	$502.8

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Notes Payable (continued)

On June 24, 2005, the Company entered into a five-year, $325 million, unsecured, revolving credit agreement, expiring June 30, 2010, with a group of financial institutions. The agreement provides for fixed and floating rate advances for periods up to one year at various interest rates. The agreement also contains various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for the Company’s largest insurance subsidiaries. The proceeds from advances under the revolving credit facility may be used for general corporate purposes. The new revolving credit agreement replaced the Company’s former $360 million revolving credit agreement which would have expired on August 30, 2005, but was terminated as of June 24, 2005. The Company had no outstanding advances under its unsecured, revolving credit agreements at September 30, 2005 or December 31, 2004.

Interest Paid, including facility fees, for the nine and three months ended September 30, 2005 and 2004 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Notes Payable under Revolving Credit Agreements	$0.5	$0.3	$0.2	$0.1
5.75% Senior Notes due July 1, 2007	17.2	17.2	8.6	8.6
4.875% Senior Notes due November 1, 2010	4.9	4.9	—	—
Mortgage Note Payable	0.3	0.1	0.1	0.1

Total Interest Paid	$22.9	$22.5	$8.9	$8.8

Interest Expense, including facility fees and accretion of discount, for the nine and three months ended September 30, 2005 and 2004 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Notes Payable under Revolving Credit Agreements	$0.4	$0.3	$0.1	$0.1
5.75% Senior Notes due July 1, 2007	13.4	13.4	4.5	4.5
4.875% Senior Notes due November 1, 2010	7.5	7.5	2.5	2.5
Mortgage Note Payable	0.3	0.1	0.1	0.1

Total Interest Expense	$21.6	$21.3	$7.2	$7.2

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution for the nine and three months ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended		Three Months Ended
(Dollars and Shares in Millions, Except Per Share Amounts)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net Income	$168.8	$166.9	$22.7	$56.5
Dilutive Effect on Net Income from Investee’s Equivalent Shares	(0.1)	(0.1)	(0.1)	—

Net Income Assuming Dilution	$168.7	$166.8	$22.6	$56.5

Weighted Average Common Shares Outstanding	69.1	68.3	69.3	68.5
Dilutive Effect of Unitrin Stock Option Plans	0.6	0.5	0.6	0.5

Weighted Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	69.7	68.8	69.9	69.0

Net Income Per Share	$2.44	$2.44	$0.33	$0.82

Net Income Per Share Assuming Dilution	$2.42	$2.42	$0.32	$0.82

Options outstanding at September 30, 2005 and 2004 to purchase 0.6 million shares and 1.2 million shares, respectively, of Unitrin common stock were excluded from the computation of Net Income Per Share Assuming Dilution for the nine months ended September 30, 2005 and 2004, respectively, because the exercise prices exceeded the average market price.

Note 7 - Other Comprehensive Income (Loss)

Other Comprehensive Income (Loss) for the nine and three months ended September 30, 2005 and 2004 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Increase (Decrease) in Unrealized Gains, Net of Reclassification Adjustment for Gains Included in Net Income	$(26.8)	$48.8	$(93.6)	$85.5
Other	0.5	1.8	(1.6)	(0.6)
Effect of Income Taxes	9.3	(17.8)	33.4	(29.9)

Other Comprehensive Income (Loss)	$(17.0)	$32.8	$(61.8)	$55.0

The Company’s Investment in Investee is accounted for under the equity method of accounting and, accordingly, changes in its fair value are excluded from the determination of Total Comprehensive Income (Loss) and Other Comprehensive Income (Loss). Total Comprehensive Income for the nine months ended September 30, 2005 and 2004 was $151.8 million and $199.7 million, respectively. Total Comprehensive Loss for the three months ended September 30, 2005 was $39.1 million. Total Comprehensive Income for the three months ended September 30, 2004 was $111.5 million.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Income from Investments

Net Investment Income for the nine and three months ended September 30, 2005 and 2004 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Investment Income:
Interest and Dividends on Fixed Maturities	$156.8	$143.9	$52.5	$51.4
Dividends on Northrop Preferred Stock	9.3	9.3	3.1	3.1
Dividends on Northrop Common Stock	5.9	6.9	2.0	2.0
Dividends on Other Equity Securities	8.8	8.7	2.8	2.8
Short-term Investments	8.8	3.8	3.6	1.4
Real Estate	19.0	18.2	5.8	6.5
Other	15.5	12.7	2.5	4.1

Total Investment Income	224.1	203.5	72.3	71.3

Investment Expenses:
Real Estate	14.0	13.4	4.1	4.9
Other	1.0	1.0	0.4	0.5

Total Investment Expenses	15.0	14.4	4.5	5.4

Net Investment Income	$209.1	$189.1	$67.8	$65.9

The components of Net Realized Investment Gains for the nine and three months ended September 30, 2005 and 2004 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Fixed Maturities:
Gains on Dispositions	$1.2	$1.4	$0.2	$0.3
Losses on Dispositions	(0.4)	(0.4)	—	(0.2)
Losses from Write-downs	—	(0.1)	—	(0.1)
Northrop Common Stock:
Gains on Dispositions	—	34.4	—	2.8
Other Equity Securities:
Gains on Dispositions	21.1	36.4	9.6	24.7
Losses on Dispositions	(1.8)	(0.7)	(1.3)	(0.3)
Losses from Write-downs	(6.2)	(4.5)	(1.0)	(2.6)
Real Estate:
Gains on Dispositions	39.4	0.7	—	—
Other Investments:
Gains on Dispositions	0.6	0.3	0.3	0.1
Losses on Dispositions	(0.4)	(0.3)	—	—

Net Realized Investment Gains	$53.5	$67.2	$7.8	$24.7

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Income from Investments (continued)

Net Realized Investment Gains were $53.5 million and $7.8 million for the nine and three months ended September 30, 2005, respectively, compared to $67.2 million and $24.7 million for the same periods in 2004. Net Realized Investment Gains for the nine months ended September 30, 2005 include pre-tax gains of $39.4 million from sales of investment real estate, pre-tax gains of $9.9 million from sales of a portion of the Company’s investment in Baker Hughes, Inc. (“Baker Hughes”) common stock and pre-tax gains of $3.4 million resulting from sales of a portion of the Company’s investment in Hartford Financial Services Group, Inc. (“Hartford”) common stock. Net Realized Investment Gains for the three months ended September 30, 2005 include pre-tax gains of $5.4 million from sales of a portion of the Company’s investment in Baker Hughes common stock and pre-tax gains of $1.1 million resulting from sales of a portion of the Company’s investment in Hartford common stock. The fair values of the Company’s remaining investments in Baker Hughes common stock and Hartford common stock were $49.2 million and $19.2 million, respectively, at September 30, 2005. The Company cannot anticipate when or if similar investment gains may occur in the future.

Net Realized Investment Gains for the nine months ended September 30, 2004 include pre-tax gains of $34.4 million from sales of a portion of the Company’s investment in Northrop Grumman Corporation (“Northrop”) common stock, pre-tax gains of $26.3 million from sales of a portion of the Company’s investment in Baker Hughes common stock and pre-tax gains of $3.6 million resulting from sales of a portion of the Company’s investment in Hartford common stock. Net Realized Investment Gains for the three months ended September 30, 2004 includes pre-tax gains of $2.8 million from sales of a portion of the Company’s investment in Northrop common stock and pre-tax gains of $21.9 million from sales of a portion of the Company’s investment in Baker Hughes common stock. The Company cannot anticipate when or if similar investment gains may occur in the future.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include: 1) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value; 2) the duration and extent to which the fair value has been less than cost; and 3) the financial condition and prospects of the issuer. Net Realized Investment Gains for the nine and three months ended September 30, 2005 include pre-tax losses of $6.2 million and $1.0 million, respectively, resulting from other than temporary declines in the fair value of investments. Net Realized Investment Gains for the nine and three months ended September 30, 2004 include pre-tax losses of $4.6 million and $2.7 million, respectively, resulting from other than temporary declines in the fair value of investments. The Company cannot anticipate when or if similar investment losses may occur in the future.

Note 9 - Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the nine and three months ended September 30, 2005 and 2004 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Service Cost Benefits Earned	$9.6	$9.7	$3.2	$2.9
Interest Cost on Projected Benefit Obligations	13.7	12.9	4.5	4.2
Expected Return on Plan Assets	(15.4)	(14.9)	(5.1)	(4.7)
Net Amortization and Deferral	(0.1)	(0.1)	—	(0.1)

Total Pension Expense	$7.8	$7.6	$2.6	$2.3

The Company intends to make a voluntary contribution of approximately $30 million to one of its pension plans for the 2005 plan year. No contribution was required for the 2004 plan year.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 - Pension Benefits and Postretirement Benefits Other Than Pensions (continued)

The components of Postretirement Benefits Other than Pensions Expense for the nine and three months ended September 30, 2005 and 2004 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Service Cost Benefits Earned	$0.2	$0.1	$0.1	$—
Interest Cost on Projected Benefit Obligations	2.0	2.7	0.7	0.9
Net Amortization and Deferral	(1.4)	(0.6)	(0.5)	(0.2)

Total Postretirement Benefits Other than Pensions Expense	$0.8	$2.2	$0.3	$0.7

Based on the Company’s most recent actuarial valuation, the Company expects to contribute $4.9 million to its postretirement benefits other than pensions plan in 2005.

Note 10 – Income Taxes

At December 31, 2004, the Company had not provided Federal income taxes on approximately $192 million of income earned prior to 1984 by certain of the Company’s life insurance subsidiaries (the “Pre-1984 Undistributed Income”). Under tax laws applicable to years 2004 and prior, such income would not be subject to Federal income taxes under certain circumstances. Federal income taxes could have been incurred on such income if it had been distributed to shareholders or if other limitations were not met. The American Jobs Creation Act of 2004 (“AJCA”) has effectively suspended the taxation of this income for years 2005 and 2006. Furthermore, to the extent qualifying distributions can be made in 2005 and/or 2006 out of the affected life insurance subsidiaries, the Company can eliminate any or all of this income that would potentially be subject to tax in years after 2006. During the first nine months of 2005, United Insurance Company of America (“United”), a direct wholly-owned subsidiary of Unitrin, paid dividends totaling $45 million to Unitrin, which reduced the Pre-1984 Undistributed Income by the same amount. There was no impact on income tax expense for the nine and three months ended September 30, 2005 due to the suspension of taxation described above. The Company anticipates that, subject to regulatory approval, the Company’s affected life insurance subsidiaries will make additional qualifying distributions before December 31, 2006 in order to eliminate all of the remaining Pre-1984 Undistributed Income. The Company currently does not expect to incur income taxes on such qualifying distributions due to the suspension of taxation described above.

Income taxes paid were $62.8 million for the nine months ended September 30, 2005, compared to $201.9 million for the same period in 2004.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Business Segments (continued)

Segment Revenues for the nine and three months ended September 30, 2005 and 2004 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Revenues:
Kemper Auto and Home:
Earned Premiums	$705.8	$708.4	$235.9	$242.2
Net Investment Income	35.0	27.9	11.4	10.3
Other Income	0.4	6.7	—	4.4

Total Kemper Auto and Home	741.2	743.0	247.3	256.9

Unitrin Specialty:
Earned Premiums	341.6	368.0	113.5	122.8
Net Investment Income	15.1	12.8	4.8	4.6

Total Unitrin Specialty	356.7	380.8	118.3	127.4

Unitrin Direct:
Earned Premiums	165.3	137.0	56.4	49.2
Net Investment Income	6.4	4.8	2.0	1.8
Other Income	0.1	—	—	—

Total Unitrin Direct	171.8	141.8	58.4	51.0

Unitrin Business Insurance:
Earned Premiums	142.6	147.7	48.2	49.3
Net Investment Income	21.0	18.5	6.5	6.4

Total Unitrin Business Insurance	163.6	166.2	54.7	55.7

Life and Health Insurance:
Earned Premiums	503.5	501.4	166.6	167.2
Net Investment Income	116.7	108.8	37.5	37.8
Other Income	5.2	3.0	0.5	1.2

Total Life and Health Insurance	625.4	613.2	204.6	206.2

Consumer Finance	163.2	150.6	56.7	51.1

Total Segment Revenues	2,221.9	2,195.6	740.0	748.3

Unallocated Dividend Income	15.6	16.9	5.3	5.3
Net Realized Investment Gains	53.5	67.2	7.8	24.7
Other	1.2	1.4	1.0	0.4

Total Revenues	$2,292.2	$2,281.1	$754.1	$778.7

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Business Segments (continued)

Segment Operating Profit for the nine and three months ended September 30, 2005 and 2004 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Segment Operating Profit (Loss):
Kemper Auto and Home	$35.6	$48.2	$(13.9)	$19.2
Unitrin Specialty	32.2	32.3	9.6	11.6
Unitrin Direct	1.5	(5.6)	0.6	(0.7)
Unitrin Business Insurance	11.0	13.0	(2.6)	3.4
Life and Health Insurance	64.4	61.8	11.4	24.7
Consumer Finance	38.1	34.5	13.5	14.0

Total Segment Operating Profit	182.8	184.2	18.6	72.2

Unallocated Dividend Income	15.6	16.9	5.3	5.3
Net Realized Investment Gains	53.5	67.2	7.8	24.7
Other Expense, Net	(21.8)	(38.4)	(7.1)	(24.5)

Income Before Income Taxes and Equity in Net Income of Investee	$230.1	$229.9	$24.6	$77.7

Segment Net Income for the nine and three months ended September 30, 2005 and 2004 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Segment Net Income (Loss):
Kemper Auto and Home	$29.4	$36.1	$(6.9)	$14.3
Unitrin Specialty	23.6	23.3	7.1	8.4
Unitrin Direct	2.1	(2.3)	0.7	(0.1)
Unitrin Business Insurance	10.7	12.3	(0.5)	3.2
Life and Health Insurance	41.9	40.5	7.7	15.8
Consumer Finance	22.1	19.9	7.9	8.1

Total Segment Net Income	129.8	129.8	16.0	49.7
Net Income (Loss) From:
Unallocated Dividend Income	13.8	14.8	4.7	4.6
Net Realized Investment Gains	34.7	43.6	5.0	16.0
Other Expense, Net	(14.2)	(23.9)	(4.6)	(14.8)

Income Before Equity in Net Income of Investee	164.1	164.3	21.1	55.5
Equity in Net Income of Investee	4.7	2.6	1.6	1.0

Net Income	$168.8	$166.9	$22.7	$56.5

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Business Segments (continued)

Earned Premiums by product line for the nine and three months ended September 30, 2005 and 2004 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Life	$304.3	$301.9	$101.1	$100.4
Accident and Health	120.7	121.1	40.6	40.4
Property and Casualty:
Personal Lines:
Automobile	884.2	904.2	295.9	305.9
Homeowners	281.7	275.0	91.6	94.3
Other Personal	35.0	32.4	12.1	11.2

Total Personal Lines	1,200.9	1,211.6	399.6	411.4
Commercial Lines:
Automobile	137.3	130.8	47.0	46.1
Property and Liability	62.6	63.4	21.3	21.8
Workers’ Compensation	16.0	16.1	5.3	5.3
Commercial Reinsurance Program	17.0	17.6	5.7	5.3

Total Commercial Lines	232.9	227.9	79.3	78.5

Total Earned Premiums	$1,858.8	$1,862.5	$620.6	$630.7

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

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based upon the fair market value of the assets under management. At September 30, 2005, the Company’s subsidiaries and the Company’s pension plans had $179.5 million and $79.1 million, respectively, in investments managed by FS&C. During the first nine months of 2005, the Company’s subsidiaries and the Company’s pension plans paid $0.5 million in the aggregate to FS&C. During the first nine months of 2004, the Company’s subsidiaries and the Company’s pension plans paid $0.5 million in the aggregate to FS&C.

With respect to the Company’s 401(k) Savings Plan, one of the alternative investment choices afforded to participants is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. As of September 30, 2005, participants in the Company’s 401(k) Savings Plan had allocated approximately $27.9 million for investment in the Dreyfus Appreciation Fund, representing 12% of the total amount invested in the Company’s 401(k) Savings Plan.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 - Related Party Transactions (continued)

During the three months ended September 30, 2005, the Company’s Life and Health Insurance segment paid $1.1 million to purchase the next generation of the segment’s hand held computers from Intermac, a subsidiary of UNOVA.

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

Note 14 - Relationships with Mutual Insurance Holding Companies and Mutual Insurance Companies

Trinity and Milwaukee Insurance Company (“MIC”) are parties to a quota share reinsurance agreement whereby Trinity assumes 95% of the business written or assumed by MIC. MIC is owned by Mutual Insurers Holding Company (“MIHC”), which in turn is owned by MIC’s policyholders. MIC and First NonProfit Insurance Company (through its predecessor, First NonProfit Mutual Insurance Company) (“FNP”) are parties to a quota share reinsurance agreement whereby MIC assumes 80% of certain business written or assumed by FNP. Pursuant to such reinsurance agreement, FNP agrees to arrange for its parent company, First NonProfit Mutual Holding Company (“FNMHC”), to nominate candidates selected by MIC constituting a majority of the FNMHC board of directors. As a result, five employees of the Company selected by MIC serve as directors of FNMHC at September 30, 2005. FNP is owned by FNMHC, which in turn is owned by FNP’s policyholders. Five employees of the Company also serve as directors of MIHC’s nine member board of directors. Two employees of the Company also serve as directors of MIC, but together do not constitute a majority of MIC’s board of directors. The quota share agreements can be terminated at anytime by any of the parties to the respective agreements, subject to the notice requirements in such agreements.

Trinity and Capitol are parties to a quota share reinsurance agreement whereby, effective August 1, 2005, Trinity assumes 100% of the business written by Capitol. Prior to August 1, 2005, Trinity assumed 95% of the business written by Capitol. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Five employees of the Company serve as directors of Capitol’s five member board of directors. Nine employees of the Company also serve as directors of Capitol’s wholly-owned subsidiary’s, Old Reliable Casualty Company’s (“ORCC”), nine member board of directors. The Reliable Life Insurance Company (“Reliable”), a wholly-owned subsidiary of Unitrin, provides certain administrative services to Capitol and its subsidiary, ORCC. In addition, agents employed by Reliable are also appointed by Capitol and ORCC to sell property insurance products. Union National Life Insurance Company, a wholly-owned subsidiary of Unitrin, also provides claims administration services to Capitol and ORCC. The Company also provides certain investment services to Capitol and ORCC.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Summary of Results

Net Income was $168.8 million ($2.44 per common share) and $22.7 million ($0.33 per common share) for the nine and three months ended September 30, 2005, respectively, compared to $166.9 million ($2.44 per common share) and $56.5 million ($0.82 per common share) for the same periods in 2004. As discussed throughout this Management’s Discussion and Analysis of Results of Operations and Financial Condition, Net Income decreased for the three months ended September 30, 2005, due to lower operating results in the Company’s operating segments, principally due to catastrophe losses, and lower Net Realized Investment Gains.

Total Revenues were $2,292.2 million and $2,281.1 million for the nine months ended September 30, 2005 and 2004, respectively, an increase of $11.1 million. Total Revenues were $754.1 million and $778.7 million for the three months ended September 30, 2005 and 2004, respectively, a decrease of $24.6 million.

Earned Premiums were $1,858.8 million and $1,862.5 million for the nine months ended September 30, 2005 and 2004, respectively, a decrease of $3.7 million. Earned Premiums were $620.6 million and $630.7 million for the three months ended September 30, 2005 and 2004, respectively, a decrease of $10.1 million. Earned Premiums decreased for the nine months ended September 30, 2005, primarily in the Unitrin Specialty segment, partially offset by increased Earned Premiums in the Unitrin Direct segment. Earned Premiums decreased for the three months ended September 30, 2005, primarily in the Unitrin Specialty segment and the Kemper Auto and Home segment, partially offset by increased Earned Premiums in the Unitrin Direct segment.

Consumer Finance Revenues increased by $12.6 million and $5.6 million for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004, due primarily to higher levels of loans outstanding, partially offset by lower portfolio interest rates.

Net Investment Income increased by $20.0 million for the nine months ended September 30, 2005, compared to the same period in 2004, due to higher levels of investments and higher yields on investments. Net Investment Income increased by $1.9 million for the three months ended September 30, 2005, compared to the same period in 2004, due primarily to higher levels of investments.

Net Realized Investment Gains were $53.5 million and $7.8 million for the nine and three months ended September 30, 2005, respectively, compared to $67.2 million and $24.7 million for the same periods in 2004. Net Realized Investment Gains for the nine months ended September 30, 2005 include pre-tax gains of $39.4 million from sales of investment real estate. The Company cannot anticipate when or if similar investment gains may occur in the future.

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

Catastrophes

The Company maintains three separate catastrophe reinsurance programs for its property and casualty insurance businesses. The program covering the Company’s Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments provides aggregate coverage of $36 million above retention of $4 million. The program covering the property insurance operations of the Company’s Life and Health Insurance segment provides aggregate coverage of $52 million above retention of $8 million. The program covering the Company’s Kemper Auto and Home segment provides aggregate coverage of $160 million above retention of $20 million. Aggregate coverage for each reinsurance program is provided in three layers. In addition, if the Company should incur catastrophe losses covered by any of its three catastrophe reinsurance programs that exceed the retention for a particular program, the program requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such program. The reinstatement premium would be a percentage of the original premium based on the ratio of the losses exceeding the Company’s retention to the reinsurers’ aggregate coverage limit. The aggregate annual original premium paid to reinsurers, excluding reinstatement premium, for these three catastrophe reinsurance programs is approximately $15 million. In addition to these programs, the Company purchases reinsurance from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in the state of Florida at retentions lower than those described above.

During the third quarter of 2005, two major hurricanes (Katrina and Rita) made landfall in the United States. Hurricane Katrina is expected to be the most costly hurricane on record in the United States. The Company estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, its Life and Health Insurance segment incurred $43.3 million of losses and loss adjustment expenses (“LAE”) in excess of its retention of $8.0 million and recorded a reinstatement premium of $2.6 million in the third quarter of 2005. In addition, the Life and Health Insurance segment incurred $0.4 million of losses and LAE in Florida which occurred too early to be aggregated with the losses in the other Gulf states under its reinsurance program. The Company estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, its Kemper Auto and Home segment incurred $21.5 million of losses and LAE in excess of its retention of $20.0 million and recorded a reinstatement premium of $3.1 million in the third quarter of 2005. In addition, the Kemper Auto and Home segment incurred $0.2 million of losses and LAE in Florida which occurred too early to be aggregated with the losses in the other Gulf states under its reinsurance program. The Company estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, the Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments together incurred $0.8 million of losses and LAE in excess of their retention of $4.0 million and recorded a reinstatement premium of $0.1 million in the third quarter of 2005. In addition, the Unitrin Direct segment incurred $0.1 million of losses and LAE in Florida which occurred too early to be aggregated with the losses in the other Gulf states under its reinsurance program.

Unitrin’s subsidiary, Trinity Universal Insurance Company (“Trinity”) and Capitol County Mutual Fire Insurance Company (“Capitol”) are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written, net of reinsurance, by Capitol. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Capitol is also a participant in the catastrophe reinsurance program covering the Company’s Life and Health Insurance segment. The Company estimates that, as a result of Hurricane Rita’s landfall in Texas and Louisiana, the Life and Health Insurance subsidiaries together with Capitol incurred $4.8 million of losses and LAE in excess of their retention of $8.0 million. The reinsurance program covering the Life and Health Insurance segment is comprised of three layers, with the first layer providing coverage of $12.0 million above retention of $8.0 million. As a result of estimated losses and LAE from Hurricane Rita, the Company estimates that $7.2 million of coverage remains under the first layer. Accordingly, in addition to retaining the first $8.0 million of losses and LAE, the Life and Health Insurance segment would retain any losses and LAE incurred above $15.2 million and below the $20.0 million attachment point for the second layer of reinsurance for any new catastrophe in the Life and Health Insurance segment. The Company estimates that, as a result of Hurricane Rita’s landfall in Texas and Louisiana, the Kemper Auto and Home segment incurred $4.7 million of losses and LAE in excess of its retention of $20.0 million and recorded a reinstatement premium of $0.7 million in the third quarter of 2005. The Company estimates that, as a result of Hurricane Rita’s landfall in Texas and Louisiana, the Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments together incurred $1.0 million of losses and LAE in excess of their retention of $4.0 million and recorded a reinstatement premium of $0.1 million in the third quarter of 2005.

Total estimated catastrophe losses and LAE, net, of reinsurance recoveries, were $87.7 million and $70.3 million for the nine and three months ended September 30, 2005, respectively, compared to $35.6 million and $20.6 million for the same periods in 2004. The Company recorded significant losses from Hurricanes Katrina and Rita in the third quarter of

Catastrophes (continued)

2005 and significant losses from Hurricanes Charley, Frances, Ivan and Jeanne in the third quarter of 2004. A summary of the Company’s losses and LAE, net of reinsurance, from Hurricanes Katrina and Rita for the nine and three months ended September 30, 2005 by business segment follows.

(Dollars in Millions)	Katrina	Rita	Total
Kemper Auto and Home	$20.2	$20.0	$40.2
Unitrin Specialty	2.1	0.3	2.4
Unitrin Direct	0.2	—	0.2
Unitrin Business Insurance	1.8	3.7	5.5
Life and Health Insurance	8.4	8.0	16.4

Total Loss and LAE, Net of Reinsurance	$32.7	$32.0	$64.7

The Company’s estimates for Hurricanes Katrina and Rita include estimates for both direct losses and LAE and indirect losses from residual market assessments. The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of actual reinsurance recoveries, may vary materially from the estimated amount reserved. The Company’s estimates of direct catastrophe losses are generally based on inspections by claims adjusters and historical loss development experience for areas that have not been inspected or for claims that have not yet been reported. The Company’s estimates of direct catastrophe losses are based on the coverages provided by its insurance policies. The Company’s homeowners insurance policies do not provide coverage for losses caused by floods, but generally provide coverage for physical damage caused by wind or wind driven rain. Accordingly, the Company’s estimates of direct losses for homeowners insurance do not include losses caused by flood. Depending on the policy, automobile insurance may provide coverage for losses caused by flood. Estimates of the number of and severity of claims ultimately reported are influenced by many variables including, but not limited to, repair or reconstruction costs and determination of cause of loss, that are difficult to quantify and will influence the final amount of claim settlements. All these factors, coupled with the impact of the availability of labor and material on costs, require significant judgment in the reserve setting process. A change in any one or more of these factors is likely to result in an ultimate net claim cost different from the estimated reserve. The Company’s estimates of indirect losses from residual market assessments are based on a variety of factors including, but not limited to, actual or estimated assessments provided by or received from the assessing entity, insurance industry estimates of losses, and estimates of the Company’s market share in the assessable states. Actual assessments may differ materially from these estimated amounts. The Company currently believes that it is unlikely that a change in its direct and indirect estimates of losses and LAE for Hurricanes Katrina and Rita will cause it to exceed the coverages provided by its reinsurance programs.

During the third quarter of 2004, four hurricanes (Charley, Frances, Ivan and Jeanne) made landfall in several states along the Gulf Coast and the eastern United States. All four hurricanes made landfall in the state of Florida, the first time in over 100 years that four hurricanes have made landfall in the same state in the same hurricane season. A summary of the Company’s losses and LAE, net of reinsurance, from Hurricanes Charley, Frances, Ivan and Jeanne for the nine and three months ended September 30, 2004 by business segment follows.

(Dollars in Millions)	Charley	Frances	Ivan	Jeanne	Total
Kemper Auto and Home	$2.9	$4.3	$4.4	$1.5	$13.1
Unitrin Specialty	—	—	—	—	—
Unitrin Direct	0.6	0.3	0.2	0.5	1.6
Unitrin Business Insurance	—	—	0.2	—	0.2
Life and Health Insurance	1.1	1.1	1.6	1.5	5.3

Total Losses and LAE, Net of Reinsurance	$4.6	$5.7	$6.4	$3.5	$20.2

The Life and Health Insurance segment’s estimated losses and LAE for both the nine and three months ended September 30, 2004 are net of anticipated recoveries of $2.4 million from the FHCF. The Kemper Auto and Home segment’s estimated losses and LAE for both the nine and three months ended September 30, 2004 are net of anticipated recoveries of $0.8 million from the FHCF.

Kemper Auto and Home

On January 1, 2005, the Company combined the personal lines insurance operations of its former Multi Lines Insurance segment into the Kemper Auto and Home segment. Amounts for 2004 have been restated to conform to the current management reporting structure. The results of the Kemper Auto and Home segment for the nine and three months ended September 30, 2005 and 2004, as restated, were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Earned Premiums:
Automobile	$467.6	$479.7	$157.1	$163.1
Homeowners	203.2	196.6	66.7	67.9
Other Personal	35.0	32.1	12.1	11.2

Total Earned Premiums	705.8	708.4	235.9	242.2
Net Investment Income	35.0	27.9	11.4	10.3
Other Income	0.4	6.7	—	4.4

Total Revenues	741.2	743.0	247.3	256.9

Incurred Losses and LAE	488.6	488.4	188.7	168.0
Insurance Expenses	217.0	206.4	72.5	69.7

Operating Profit (Loss)	35.6	48.2	(13.9)	19.2
Income Tax Benefit (Expense)	(6.2)	(12.1)	7.0	(4.9)

Net Income (Loss)	$29.4	$36.1	$(6.9)	$14.3

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	60.8%	65.3%	60.7%	63.6%
Incurred Catastrophe Loss and LAE Ratio	8.4%	3.6%	19.3%	5.8%

Total Incurred Loss and LAE Ratio	69.2%	68.9%	80.0%	69.4%
Incurred Expense Ratio	30.7%	29.1%	30.7%	28.8%

Combined Ratio	99.9%	98.0%	110.7%	98.2%

(Dollars in Millions)	Sept. 30, 2005	Dec. 31, 2004
Insurance Reserves:
Personal Automobile	$426.1	$395.9
Homeowners	145.6	87.1
Other Personal	27.5	20.5

Total Insurance Reserves	$599.2	$503.5

Kemper Auto and Home (continued)

(Dollars in Millions)	Sept. 30, 2005	Dec. 31, 2004
Insurance Reserves:
Loss Reserves:
Case	$235.8	$205.9
Incurred but Not Reported	256.0	211.2

Total Loss Reserves	491.8	417.1
LAE Reserves	107.4	86.4

Total Insurance Reserves	$599.2	$503.5

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$44.3	$23.1	$17.6	$7.3
Favorable (Adverse) Catastrophe Loss and LAE Reserve Development, Net	2.5	0.8	3.3	(0.2)

Total Favorable Loss and LAE Reserve Development, Net	$46.8	$23.9	$20.9	$7.1

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	9.3%	6.1%	4.2%	1.8%

Earned Premiums in the Kemper Auto and Home segment decreased by $2.6 million and $6.3 million for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004. Earned Premiums on automobile insurance decreased by $12.1 million and $6.0 million for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004, due primarily to lower volume of insurance from assigned risk and involuntary market pools and the effects of a change in the Kemper Auto and Home segment’s estimate of North Carolina premium rate rollbacks in 2004. Earned premiums from such involuntary pools decreased by $8.8 million and $1.6 million for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004. Earned Premiums in 2004 included income of $2.9 million due to a change in the Kemper Auto and Home segment’s estimate of its North Carolina premium rate rollback. Earned Premiums on homeowners insurance increased by $6.6 million for the nine months ended September 30, 2005, compared to the same period in 2004, due primarily to higher rates, partially offset by reinsurance reinstatement premiums and lower volume. Earned Premiums on homeowners insurance decreased by $1.2 million for the three months ended September 30, 2005, compared to the same period in 2004, due primarily to reinsurance reinstatement premiums and lower volume, partially offset by higher rates. During the third quarter of 2005, the Kemper Auto and Home segment recorded a $3.3 million reduction in homeowners insurance earned premiums and a $0.5 million reduction in automobile insurance earned premiums to reinstate catastrophic reinsurance coverage following Hurricanes Katrina and Rita.

Other Income decreased by $6.3 million and $4.4 million for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004, due to the continuing run-off of policies and related claims administered for third parties. Net Investment Income increased by $7.1 million for the nine months ended September 30, 2005, compared to the same period in 2004, due to higher levels of investments and to higher yields on investments. Net Investment Income increased by $1.1 million for the three months ended September 30, 2005, compared to the same period in 2004, due primarily to higher levels of investments.

Operating Profit in the Kemper Auto and Home segment decreased by $12.6 million for the nine months ended September 30, 2005, compared to the same period in 2004, due primarily to higher incurred losses and LAE as a percentage of earned premiums and higher insurance expenses, partially offset by higher net investment income. Incurred loss and LAE as a percentage of earned premiums in the Kemper Auto and Home segment increased for the nine months ended September 30, 2005, compared to the same period in 2004, due primarily to higher losses and LAE from catastrophes partially offset by favorable loss and LAE reserve development. Catastrophe losses and LAE (including development), net of reinsurance, were $59.2 million for the nine months ended September 30, 2005, compared to $25.4 million for the same period in 2004. Catastrophe losses and LAE for the nine months ended September 30, 2005 included $40.2 million, net of reinsurance, from Hurricanes Katrina and Rita. Catastrophe losses

Kemper Auto and Home (continued)

and LAE for the nine months ended September 30, 2004 included $13.1 million from Hurricanes Charley, Frances, Ivan and Jeanne. The Kemper Auto and Home segment recognized favorable loss and LAE reserve development of $46.8 million for the nine months ended September 30, 2005, compared to favorable development of $23.9 million for the same period in 2004. Insurance expenses increased by $10.6 million for the nine months ended September 30, 2005, compared to the same period in 2004, due primarily to restructuring expenses and higher amortization of deferred policy acquisition costs. Restructuring costs recognized in the Kemper Auto and Home segment were $6.0 million for the nine months ended September 30, 2005.

Operating results in the Kemper Auto and Home segment decreased by $33.1 million for the three months ended September 30, 2005, compared to the same period in 2004. Operating results decreased due primarily to higher catastrophe losses and LAE, net of reinsurance, and also due to higher insurance expenses, partially offset by lower non-catastrophe losses and LAE as a percentage of earned premiums and higher net investment income. Catastrophe losses and LAE (including development), net of reinsurance, was $45.6 million for the three months ended September 30, 2005, compared to $13.9 million for the same period in 2004. Catastrophe losses and LAE for the three months ended September 30, 2005 included $40.2 million, net of reinsurance, from Hurricanes Katrina and Rita. Catastrophe losses and LAE for the three months ended September 30, 2004 included $13.1 million from Hurricanes Charley, Frances, Ivan and Jeanne. Non-catastrophe losses and LAE decreased due primarily to favorable loss and LAE reserve development. The Kemper Auto and Home segment recognized favorable loss and LAE reserve development of $20.9 million for the three months ended September 30, 2005, compared to favorable loss and LAE reserve development of $7.1 million for the same period in 2004. Insurance expenses increased by $2.8 million for the three months ended September 30, 2005, compared to the same period in 2004, due primarily to restructuring expenses, partially offset by lower expense related to claims administered for third parties. Restructuring costs recognized in the Kemper Auto and Home segment were $4.3 million for the three months ended September 30, 2005.

In the third quarter of 2004, the Company and Kemper Insurance Companies (“KIC”) agreed to settle and extinguish certain liabilities and obligations arising from the Company’s acquisition of certain businesses from KIC (the “KIC Settlement”). The Company recorded a consolidated charge of $14.9 million before-tax, including a performance bonus of $18.4 million partially offset by certain service fee adjustments, in connection with the KIC Settlement. The performance bonus is included in Insurance Expenses in the Condensed Consolidated Statements of Income, and the service fee adjustments are included in Other Income in the Condensed Consolidated Statements of Income. For management reporting purposes, the Company has not allocated the performance bonus to the Kemper Auto and Home segment, and accordingly, such expense is included in Other Expense, Net (Note 11 of the Condensed Consolidated Financial Statements—Business Segments). The net impact of the KIC Settlement included in the Kemper Auto and Home segment for both the nine and three months ended September 30, 2004 was a gain of $3.5 million before-tax.

Net Income in the Kemper Auto and Home segment decreased by $6.7 million and $21.2 million for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004, due primarily to the change in operating results. The Kemper Auto and Home segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income. Tax-exempt investment income was $18.2 million and $6.3 million for the nine and three months ended September 30, 2005, respectively, compared to $13.6 million and $4.9 million for the same periods in 2004.

Unitrin Specialty

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Earned Premiums:
Personal Automobile	$251.3	$287.5	$82.4	$93.6
Commercial Automobile	90.3	80.2	31.1	29.2
Other	—	0.3	—	—

Total Earned Premiums	341.6	368.0	113.5	122.8
Net Investment Income	15.1	12.8	4.8	4.6

Total Revenues	356.7	380.8	118.3	127.4
Incurred Losses and LAE	251.8	270.3	84.2	89.8
Insurance Expenses	72.7	78.2	24.5	26.0

Operating Profit	32.2	32.3	9.6	11.6
Income Tax Expense	8.6	9.0	2.5	3.2

Net Income	$23.6	$23.3	$7.1	$8.4

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	72.6%	73.4%	71.9%	73.1%
Incurred Catastrophe Loss and LAE Ratio	1.1%	0.1%	2.3%	0.0%

Total Incurred Loss and LAE Ratio	73.7%	73.5%	74.2%	73.1%
Incurred Expense Ratio	21.3%	21.3%	21.6%	21.2%

Combined Ratio	95.0%	94.8%	95.8%	94.3%

(Dollars in Millions)	Sept. 30, 2005	Dec. 31, 2004
Insurance Reserves:
Personal Automobile	$162.8	$168.1
Commercial Automobile	107.3	83.3
Other	18.3	19.3

Total Insurance Reserves	$288.4	$270.7

Unitrin Specialty (continued)

(Dollars in Millions)	Sept. 30, 2005	Dec. 31, 2004
Insurance Reserves:
Loss Reserves:
Case	$153.8	$137.2
Incurred but Not Reported	85.8	82.8

Total Loss Reserves	239.6	220.0
LAE Reserves	48.8	50.7

Total Insurance Reserves	$288.4	$270.7

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$12.1	$3.2	$3.5	$—
Catastrophe Loss and LAE Reserve Development, Net	—	—	—	—

Total Favorable Loss and LAE Reserve Development, Net	$12.1	$3.2	$3.5	$—

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	4.5%	1.4%	1.3%	0.0%

Earned Premiums in the Unitrin Specialty segment decreased by $26.4 million and $9.3 million for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004, due primarily to lower premium volume in personal automobile insurance, partially offset by higher premium volume in commercial automobile insurance. The lower personal automobile premium volume was due primarily to increased competition. The Unitrin Specialty segment is in the process of reducing personal automobile insurance rates in certain states, where profitability is above the Company’s target levels, to improve its competitive position. Personal automobile premiums also decreased due to Unitrin Specialty’s decision to exit its motorcycle insurance business, which is included in the Unitrin Specialty segment’s personal automobile insurance line. Net Investment Income increased by $2.3 million for the nine months ended September 30, 2005, compared to the same period in 2004, due primarily to higher levels of investments and higher yields on investments.

Operating Profit in the Unitrin Specialty segment decreased by $0.1 million and $2.0 million for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004. Operating profit from commercial automobile insurance increased by $3.4 million and $0.5 million for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004, due primarily to higher investment income, lower losses and LAE as a percentage of earned premiums, and the higher premium volume. Operating profit from personal automobile insurance decreased by $4.7 million for the nine months ended September 30, 2005, compared to the same period in 2004, due primarily to the lower premium volume and higher losses and LAE as a percentage of earned premiums, partially offset by the higher investment income. Personal automobile insurance losses and LAE increased as a percentage of earned premiums due primarily to higher losses and LAE, net of reinsurance, from catastrophes and higher severity of losses. Operating profit from personal automobile insurance decreased by $2.5 million for the three months ended September 30, 2005, compared to the same period in 2004, due primarily to the lower premium volume and higher losses and LAE as a percentage of earned premiums. Personal automobile insurance losses and LAE increased as a percentage of earned premiums due primarily to higher losses and LAE, net of reinsurance, from catastrophes and higher severity of losses. Operating profit from other insurance increased by $1.2 million for the nine months ended September 30, 2005, compared to the same period in 2004, due primarily to favorable loss and LAE reserve development, recorded in the second quarter of 2005, on certain reinsurance pools that are in run-off.

Net loss and LAE reserve development had a favorable effect of $12.1 million for the nine months ended September 30, 2005, compared to a favorable effect of $3.2 million for the same period in 2004. Net loss and LAE reserve

Unitrin Specialty (continued)

development had a favorable effect of $3.5 million for the three months ended September 30, 2005, compared to a negligible effect for the same period in 2004. Catastrophe losses and LAE, net of reinsurance, in the Unitrin Specialty segment were $3.6 million and $2.5 million for the nine and three months ended September 30, 2005, respectively, compared to $0.3 million and a negligible amount for the same periods in 2004. Catastrophe losses and LAE, net of reinsurance, in the Unitrin Specialty segment from Hurricanes Katrina and Rita were $2.4 million for both the nine and three months ended September 30, 2005.

Net Income in the Unitrin Specialty segment increased by $0.3 million and decreased by $1.3 million for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004. The Unitrin Specialty segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income. Tax-exempt investment income in the Unitrin Specialty segment was $7.8 million and $2.6 million for the nine and three months ended September 30, 2005, respectively. Tax-exempt investment income in the Unitrin Specialty segment was $6.4 million and $2.3 million for the nine and three months ended September 30, 2004, respectively.

Unitrin Direct

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Earned Premiums	$165.3	$137.0	$56.4	$49.2
Net Investment Income	6.4	4.8	2.0	1.8
Other Income	0.1	—	—	—

Total Revenues	171.8	141.8	58.4	51.0

Incurred Losses and LAE	128.7	108.4	43.5	39.2
Insurance Expenses	41.6	39.0	14.3	12.5

Operating Profit (Loss)	1.5	(5.6)	0.6	(0.7)
Income Tax Benefit	0.6	3.3	0.1	0.6

Net Income (Loss)	$2.1	$(2.3)	$0.7	$(0.1)

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	77.6%	77.8%	76.7%	76.4%
Incurred Catastrophe Loss and LAE Ratio	0.3%	1.3%	0.4%	3.3%

Total Incurred Loss and LAE Ratio	77.9%	79.1%	77.1%	79.7%
Incurred Expense Ratio	25.2%	28.5%	25.4%	25.4%

Combined Ratio	103.1%	107.6%	102.5%	105.1%

Unitrin Direct (continued)

(Dollars in Millions)	Sept. 30, 2005	Dec. 31, 2004
Insurance Reserves:
Loss Reserves:
Case	$67.1	$59.5
Incurred but Not Reported	14.0	17.5

Total Loss Reserves	81.1	77.0
LAE Reserves	16.5	16.7

Total Insurance Reserves	$97.6	$93.7

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Total Favorable Loss and LAE Reserve Development, Net	$3.1	$2.1	$0.7	$0.5

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	3.3%	2.8%	0.7%	0.7%

Earned Premiums in the Unitrin Direct segment increased by $28.3 million and $7.2 million for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004, due to higher volume and higher premium rates. Premiums are recognized as revenues in the Company’s financial statements as earned over the life of the policy. Written premiums, which report the total amount of premiums to be received over the policy term, may, however, be more indicative of the trend of earned premiums for future periods. Written premiums for the nine months ended September 30, 2005 increased by $11.1 million, compared to the same period in 2004, due to higher volume and rates. However, written premiums for the three months ended September 30, 2005 decreased by $2.3 million, compared to the same period in 2004, due primarily to lower volume. The Unitrin Direct segment reduced its premium writings in certain states while it was implementing certain product changes and rate increases. Net Investment Income in the Unitrin Direct segment increased by $1.6 million for the nine months ended September 30, 2005, compared to the same period in 2004, due to higher levels of investments and, to a lesser extent, higher yields on investments. Net Investment Income in the Unitrin Direct segment increased by $0.2 million for the three months ended September 30, 2005, compared to the same period in 2004, due primarily to higher levels of investments.

For the nine months ended September 30, 2005, the Unitrin Direct segment reported an Operating Profit of $1.5 million, compared to an Operating Loss of $5.6 million for the same period in 2004. For the nine months ended September 30, 2005, the Unitrin Direct segment’s operating results improved due primarily to lower insurance expenses as a percentage of earned premiums, lower catastrophe losses and LAE and higher net investment income. Insurance expenses as a percentage of earned premiums decreased due primarily to improved economies of scale. Losses and LAE from catastrophes were $0.5 million in the Unitrin Direct segment for the nine months ended September 30, 2005, compared to $1.8 million for the same period in 2004. For the nine months ended September 30, 2005, favorable loss and LAE reserve development in the Unitrin Direct segment was $3.1 million, compared to $2.1 million for the same period in 2004.

For the three months ended September 30, 2005, Operating Profit in the Unitrin Direct segment was $0.6 million, compared to an Operating Loss of $0.7 million for the same period in 2004. For the three months ended September 30, 2005, the Unitrin Direct segment’s operating results improved due primarily to lower catastrophe losses and LAE. For the three months ended September 30, 2005, the Unitrin Direct segment recorded losses and LAE from catastrophes of $0.3 million, compared to losses and LAE from catastrophes of $1.6 million for the same period in 2004.

Unitrin Direct (continued)

For the nine and three months ended September 30, 2005, the Unitrin Direct segment reported Net Income of $2.1 million and $0.7 million, respectively, compared to Net Losses of $2.3 million and $0.1 million for the same periods in 2004. The Unitrin Direct segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income. Tax-exempt investment income was $3.3 million and $1.1 million for the nine and three months ended September 30, 2005, respectively, compared to $2.4 million and $0.9 million for the same periods in 2004. The third quarter of 2005 is the fourth consecutive discrete quarter in which the Unitrin Direct segment reported positive Operating Profit and Net Income. The Company anticipates that Unitrin Direct will reach profitability on a full year basis in 2005.

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

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Earned Premiums:
Commercial Automobile	$47.0	$50.6	$15.9	$16.9
Commercial Property and Liability	62.6	63.4	21.3	21.8
Workers’ Compensation	16.0	16.1	5.3	5.3
Commercial Reinsurance Program	17.0	17.6	5.7	5.3

Total Earned Premiums	142.6	147.7	48.2	49.3
Net Investment Income	21.0	18.5	6.5	6.4

Total Revenues	163.6	166.2	54.7	55.7
Incurred Losses and LAE	89.1	95.5	35.3	34.0
Insurance Expenses	63.5	57.7	22.0	18.3

Operating Profit (Loss)	11.0	13.0	(2.6)	3.4
Income Tax Benefit (Expense)	(0.3)	(0.7)	2.1	(0.2)

Net Income (Loss)	$10.7	$12.3	$(0.5)	$3.2

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	58.8%	63.8%	62.8%	69.8%
Incurred Catastrophe Loss and LAE Ratio	3.7%	0.9%	10.4%	-0.8%

Total Incurred Loss and LAE Ratio	62.5%	64.7%	73.2%	69.0%
Incurred Expense Ratio	44.5%	39.1%	45.6%	37.1%

Combined Ratio	107.0%	103.8%	118.8%	106.1%

(Dollars in Millions)	Sept. 30, 2005	Dec. 31, 2004
Insurance Reserves:
Commercial Automobile	$82.4	$87.6
Commercial Property and Liability	225.7	243.8
Workers’ Compensation	96.9	102.4
Commercial Reinsurance Program	28.5	22.4

Total Insurance Reserves	$433.5	$456.2

Unitrin Business Insurance (continued)

(Dollars in Millions)	Sept. 30, 2005	Dec. 31, 2004
Insurance Reserves:
Loss Reserves:
Case	$151.2	$178.6
Incurred but Not Reported	184.0	177.0

Total Loss Reserves	335.2	355.6
LAE Reserves	98.3	100.6

Total Insurance Reserves	$433.5	$456.2

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Favorable (Adverse) Loss and LAE Reserve Development, Net (excluding Catastrophes)	$9.1	$1.5	$1.3	$(1.9)
Catastrophe Loss and LAE Reserve Development, Net	1.2	0.7	0.9	0.5

Total Favorable (Adverse) Loss and LAE Reserve Development, Net	$10.3	$2.2	$2.2	$(1.4)

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	2.3%	0.5%	0.5%	-0.3%

Earned Premiums in the Unitrin Business Insurance segment decreased by $5.1 million and $1.1 million for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004. Commercial automobile insurance and commercial property and liability insurance earned premiums decreased due primarily to lower premium volume. Workers’ compensation insurance earned premiums decreased slightly due primarily to fewer policies in force, partially offset by increased exposures based on insured payroll. The Unitrin Business Insurance segment’s commercial reinsurance program consists of certain business written and administered by First NonProfit Insurance Company (“FNP”). FNP specializes in providing various forms of commercial insurance to charitable and other non-profit organizations. See Note 14 to the unaudited Condensed Consolidated Financial Statements for additional information about this reinsurance arrangement. Net Investment Income in the Unitrin Business Insurance segment increased by $2.5 million for the nine months ended September 30, 2005, compared to the same period in 2004, due to higher yields on investments and higher levels of investments.

Operating Profit in the Unitrin Business Insurance segment decreased by $2.0 million for the nine months ended September 30, 2005, compared to the same period in 2004, due primarily to higher insurance expenses, partially due to certain restructuring and system migration costs, and higher catastrophe losses, net of reinsurance, partially offset by lower non-catastrophe incurred losses and LAE and the higher net investment income. Incurred losses and LAE, excluding catastrophes, decreased due primarily to the favorable effects of reserve development. Reserve development was $10.3 million favorable for the nine months ended September 30, 2005, compared to $2.2 million favorable for the same period in 2004. Catastrophe losses and LAE were $5.3 million for the nine months ended September 30, 2005, including $5.5 million, net of reinsurance, for Hurricanes Katrina and Rita. For the nine months ended September 30, 2005, the Unitrin Business Insurance segment also recorded favorable development of $1.2 million due to higher subrogation recoveries than previously anticipated from an earlier year catastrophe. Catastrophe losses and LAE were $1.4 million for the nine months ended September 30, 2004. Restructuring costs recognized in the Unitrin Business Insurance segment were $2.9 million for the nine months ended September 30, 2005. The Unitrin Business Insurance segment is in the process of migrating its policy administration and billing systems to a third party provider. Accordingly, the Unitrin Business Insurance segment’s insurance expenses have increased and are expected to remain at higher levels during the migration while certain redundant systems are phased out. The Company anticipates that the redundant costs will decline during the second half of 2006.

Unitrin Business Insurance (continued)

Operating Profit in the Unitrin Business Insurance segment decreased by $6.0 million for the three months ended September 30, 2005, compared to the same period in 2004, due primarily to higher catastrophe losses, net of reinsurance, and higher insurance expenses, partially due to certain restructuring and system migration costs, partially offset by lower non-catastrophe incurred losses and LAE. Incurred losses and LAE, excluding catastrophes, decreased due primarily to the favorable effects of reserve development. Reserve development was $2.2 million favorable for the three months ended September 30, 2005, compared to $1.4 million adverse development for the same period in 2004. Catastrophe losses and LAE were $5.0 million for the three months ended September 30, 2005, including $5.5 million, net of reinsurance, for Hurricanes Katrina and Rita. For the three months ended September 30, 2005, the Unitrin Business Insurance segment also recorded favorable development of $0.9 million due to higher subrogation recoveries than previously anticipated from an earlier year catastrophe. The Unitrin Business Insurance segment reported income from catastrophes of $0.4 million for the three months ended September 30, 2004, as several catastrophes from prior periods developed favorably. Restructuring costs recognized in the Unitrin Business Insurance segment were $0.9 million for the three months ended September 30, 2005.

Net Income in the Unitrin Business Insurance segment decreased by $1.6 million and $3.7 million for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004. The Unitrin Business Insurance segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and other tax deductions. Tax-exempt investment income in the Unitrin Business Insurance segment was $10.0 million and $3.2 million for the nine and three months ended September 30, 2005, respectively. Tax-exempt investment income was $9.4 million and $3.5 million for the nine and three months ended September 30, 2004, respectively. Net Income for the nine months ended September 30, 2004 included other tax deductions of $2.2 million, with no such other tax deductions in 2005.

Life and Health Insurance

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Earned Premiums:
Life	$304.3	$301.9	$101.1	$100.4
Accident and Health	120.7	121.1	40.6	40.4
Property	78.5	78.4	24.9	26.4

Total Earned Premiums	503.5	501.4	166.6	167.2
Net Investment Income	116.7	108.8	37.5	37.8
Other Income	5.2	3.0	0.5	1.2

Total Revenues	625.4	613.2	204.6	206.2
Policyholders’ Benefits and Incurred Losses and LAE	319.8	303.3	114.1	98.0
Insurance Expenses	241.2	248.1	79.1	83.5

Operating Profit	64.4	61.8	11.4	24.7
Income Tax Expense	22.5	21.3	3.7	8.9

Net Income	$41.9	$40.5	$7.7	$15.8

Earned Premiums in the Life and Health Insurance segment increased by $2.1 million for the nine months ended September 30, 2005, compared to the same period in 2004. Earned Premiums on life insurance increased by $2.4 million for the nine months ended September 30, 2005, due primarily to increased premium volume. Earned Premiums on property insurance sold by the Life and Health Insurance segment’s career agents, excluding reinsurance reinstatement premium, increased by $2.7 million for the nine months ended September 30, 2005, due almost entirely to increased premium volume. During the third quarter of 2005, the Life and Health Insurance segment recorded a $2.6 million reduction in Earned Premiums to reinstate catastrophic reinsurance coverage following Hurricane Katrina. Earned Premiums on accident and health insurance decreased by $0.4 million for the nine months ended September 30, 2005. Lower volume of accident and health insurance, primarily on limited benefit medical and Medicare supplement products, accounted for approximately $4.6 million of the decrease in accident and health insurance earned premiums

Life and Health Insurance (continued)

for the nine months ended September 30, 2005, while higher premium rates on those same products accounted for an increase of approximately $4.2 million. Other Income increased by $2.2 million for the nine months ended September 30, 2005, compared to the same period in 2004, due primarily to a gain recognized on the sale of the Career Agency Group’s home office. Net Investment Income in the Life and Health Insurance segment increased by $7.9 million for the nine months ended September 30, 2005, compared to the same period in 2004, due primarily to higher levels of investments.

Earned Premiums in the Life and Health Insurance segment decreased by $0.6 million for the three months ended September 30, 2005, compared to the same period in 2004. Earned Premiums on property insurance sold by the Life and Health Insurance segment’s career agents, excluding reinsurance reinstatement premiums, increased by $1.1 million, for the three months ended September 30, 2005, due almost entirely to increased premium volume. Earned Premiums on life insurance increased by $0.7 million, for the three months ended September 30, 2005, due to increased premium volume. Earned Premiums on accident and health insurance increased by $0.2 million for the three months ended September 30, 2005. Higher premium rates on accident and health insurance, primarily on limited benefit medical and Medicare supplement products, accounted for approximately $1.3 million of the increase in accident and health insurance earned premiums for the three months ended September 30, 2005, while lower volume on those same products accounted for a decrease of approximately $1.1 million. Net Investment Income in the Life and Health Insurance segment decreased by $0.3 million for the three months ended September 30, 2005, compared to the same period in 2004, due to lower yields on investments, partially offset by higher levels of investments.

The Company currently estimates that annual life insurance earned premiums may decrease by $8 million to $12 million and annual property insurance earned premiums may decrease by $1 million to $3 million due primarily to the effects of Hurricane Katrina on the Company’s policyholders and employee agents.

Operating Profit in the Life and Health Insurance segment increased by $2.6 million for the nine months ended September 30, 2005, compared to the same period in 2004. Operating Profit increased due primarily to the higher net investment income, lower insurance expenses and the gain recognized on the sale of the Career Agency Group’s home office, partially offset by higher catastrophe losses and LAE, net of reinsurance, on property insurance sold by the Life and Health Insurance segment’s career agents and higher life insurance benefits. Insurance expenses decreased by $6.9 million, due primarily to lower salaries and fringe benefits. Salary and fringe benefits decreased partially as a result of the Company’s efforts to consolidate back office operations. Policyholders’ benefits for the nine months ended September 30, 2004 included a charge of $5.4 million due to a change in the actuarial estimate of reserves resulting from the conversion of certain business to a new computer system. Excluding the impact of this change in actuarial estimate, policyholders’ benefits increased $8.6 million due primarily to higher mortality and morbidity. Catastrophe losses and LAE (including development), net of reinsurance, on property insurance sold by the Life and Health Insurance segment’s career agents were $19.1 million for the nine months ended September 30, 2005, compared to $6.7 million for the same period in 2004. Catastrophe losses and LAE for the nine months ended September 30, 2005 included $16.4 million, net of reinsurance, from Hurricanes Katrina and Rita. Catastrophe losses and LAE for the nine months ended September 30, 2004 included $5.3 million from Hurricanes Charley, Frances, Ivan and Jeanne. Net Income in the Life and Health Insurance segment increased by $1.4 million for the nine months ended September 30, 2005, compared to the same period in 2004, due primarily to the higher operating profit.

Operating Profit in the Life and Health Insurance segment decreased by $13.3 million for the three months ended September 30, 2005, compared to the same period in 2004. Operating Profit decreased due primarily to higher catastrophe losses and LAE, net of reinsurance, on property insurance sold by the Life and Health Insurance segment’s career agents and higher policyholders’ benefits, partially offset by lower insurance expenses. Catastrophe losses and LAE (including development), net of reinsurance, on property insurance sold by the Life and Health Insurance segment’s career agents were $16.9 million for the three months ended September 30, 2005, compared to $5.5 million for the same period in 2004. Catastrophe losses and LAE for the three months ended September 30, 2005 included $16.4 million, net of reinsurance, from Hurricanes Katrina and Rita. Catastrophe losses and LAE for the three months ended September 30, 2004 included $5.3 million from Hurricanes Charley, Frances, Ivan and Jeanne. Policyholders’ benefits increased due primarily to higher mortality and morbidity. Insurance expenses decreased by $4.4 million, due primarily to lower salaries and fringe benefits. Salaries and fringe benefits decreased, partially as a result of the Company’s efforts to consolidate back office operations. Net Income in the Life and Health Insurance segment decreased by $8.1 million for the three months ended September 30, 2005, compared to the same period in 2004, due primarily to the lower operating profit.

Life and Health Insurance (continued)

Following Hurricanes Katrina and Rita, the Company implemented state mandated and certain voluntary moratoriums on the lapsing of insurance policies, including life insurance policies, due to the non-payment of premiums. At September 30, 2005, $0.9 million of life insurance premiums were due on such insurance policies. In addition, as of October 21, 2005, an additional $0.8 million of life insurance premiums were due on such insurance policies. The Company is offering its affected life insurance policyholders a deferred payment program to assist them in paying such past due premiums. Despite the Company’s efforts to retain such affected life insurance policies, if such life insurance policies were to lapse, the Company estimates the amount of life insurance reserves that would be released would exceed the amount of uncollected premiums and any related deferred policy acquisition costs. The amount of such excess could be material to the Company’s financial results in the period that such moratoriums expire and such policies lapse. The number of life insurance claims that the Company has received to date as a result of Hurricane Katrina is not material.

Consumer Finance

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Interest, Loan Fees and Earned Discount	$155.4	$143.4	$54.0	$48.8
Net Investment Income	2.6	3.0	0.9	0.9
Other	5.2	4.2	1.8	1.4

Total Revenues	163.2	150.6	56.7	51.1

Provision for Loan Losses	34.9	34.7	13.1	9.8
Interest Expense on Certificates of Deposits and Savings Accounts	27.6	24.2	9.9	8.2
General and Administrative Expenses	62.6	57.2	20.2	19.1

Operating Profit	38.1	34.5	13.5	14.0
Income Tax Expense	16.0	14.6	5.6	5.9

Net Income	$22.1	$19.9	$7.9	$8.1

Consumer Finance Loan Originations	$590.0	$479.8	$208.6	$168.2

	Sept. 30, 2005	Dec. 31, 2004
Percentage of Consumer Finance Receivables:
30 Days to 59 Days Past Due	6.9%	7.1%
60 Days to 89 Days Past Due	2.4%	2.5%
90 Days and Greater Past Due	1.0%	1.0%

Ratio of Reserve for Loan Losses to Gross Consumer Finance Receivables	5.6%	5.5%
Weighted-Average Interest Yield on Certificates of Deposits	3.8%	3.5%

Consumer Finance (continued)

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Reserve for Loan Losses - Beginning of Period	$56.6	$51.8	$62.3	$56.5
Provision for Loan Losses	34.9	34.7	13.1	9.8
Net Charge-off:
Consumer Finance Receivables Charged-off	(57.8)	(56.8)	(21.4)	(19.2)
Recoveries of Amounts Previously Charged-off	31.3	28.1	11.0	10.7

Net Charge-off	(26.5)	(28.7)	(10.4)	(8.5)

Reserve for Loan Losses - End of Period	$65.0	$57.8	$65.0	$57.8

Interest, Loan Fees and Earned Discounts in the Consumer Finance segment increased by $12.0 million and $5.2 million for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004, due primarily to higher levels of loans outstanding, partially offset by lower interest rates.

Operating Profit increased by $3.6 million for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, primarily due to a higher level of loans outstanding. Operating Profit decreased by $0.5 million for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, primarily due to increased Provision for Loan Losses. Provision for Loan Losses increased by $0.2 million for the nine months ended September 30, 2005, compared to the same period in 2004, as a result of a higher level of loans outstanding, partially offset by a change in the Company’s estimate of the rate of ultimate loan losses as a result of higher recoveries and lower charge-offs for loans originated in previous years. Provision for Loan Losses increased by $3.3 million for the three months ended September 30, 2005, compared to the same period in 2004, as a result of a higher level of loans outstanding and a change in 2004 in the Company’s estimate of the rate of ultimate loan losses as a result of higher recoveries and lower charge-offs for loans originated in previous years. Interest Expense on Certificates of Deposits increased by $3.4 million and $1.7 million for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004, due primarily to higher interest rates on Certificates of Deposits and higher levels of deposits. General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discounts, increased from 39.9% for the nine months ended September 30, 2004, to 40.3% for the nine months ended September 30, 2005, due primarily to an increase in the size of the collection department.

Equity in Net Income of Investee

Equity in Net Income of Investee was $4.7 million and $1.6 million for the nine and three months ended September 30, 2005, respectively. Equity in Net Income of Investee was $2.6 million and $1.0 million for the nine and three months ended September 30, 2004, respectively. Unitrin accounts for its investment in its investee, UNOVA, Inc. (“UNOVA”), under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information, which generally results in a three month delay in the inclusion of UNOVA’s results in Unitrin’s consolidated financial statements. Prior to the periods presented in the unaudited Condensed Consolidated Financial Statements, Unitrin determined that a decline in the fair value of its investment in UNOVA was other than temporary under applicable accounting standards. Accordingly, Unitrin reduced the carrying value of its investment in UNOVA to its then current estimated realizable value and allocated the reduction to Unitrin’s proportionate share of UNOVA’s non-current assets. Accordingly, Unitrin’s reported equity in the net income of UNOVA differs from Unitrin’s proportionate share of UNOVA’s reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets. During the first quarter of 2005, Unitrin estimated that UNOVA had subsequently fully recognized in its financial statements the amortization,

Equity in Net Income of Investee (continued)

depreciation or write-downs of such non-current assets. Accordingly, for periods beginning after the first quarter of 2005, Equity in Net Income of Investee equals Unitrin’s proportionate share of UNOVA’s results.

The fair value of Unitrin’s investment in UNOVA exceeded the carrying value of Unitrin’s investment in UNOVA by $363.1 million and $248.2 million at September 30, 2005 and December 31, 2004, respectively. In accordance with applicable accounting standards, such excess is not included in the unaudited Condensed Consolidated Financial Statements.

Corporate Investments

The Company considers the management of certain investments, Northrop Grumman Corporation (“Northrop”) common and preferred stock, Baker Hughes, Inc. (“Baker Hughes”) common stock, and UNOVA common stock, to be a corporate responsibility. Accordingly, the Company does not allocate dividend income from these investments to its operating segments. Dividend income from these investments for the nine and three months ended September 30, 2005 and 2004 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Northrop Preferred Stock	$9.3	$9.3	$3.1	$3.1
Northrop Common Stock	5.9	6.9	2.0	2.0
Baker Hughes Common Stock	0.4	0.7	0.2	0.2

Total Unallocated Dividend Income	$15.6	$16.9	$5.3	$5.3

The changes in the fair value of Corporate Investments for the nine months ended September 30, 2005 are summarized below:

	Nine Months Ended September 30, 2005
(Dollars in Millions)	Fair Value Dec. 31, 2004	Holding Gain (Loss)	Dispositions	Fair Value Sept. 30, 2005
Northrop Preferred Stock	$234.3	$(19.6)	$—	$214.7
Northrop Common Stock	430.3	(0.1)	—	430.2
Baker Hughes Common Stock	48.4	17.1	(16.3)	49.2
UNOVA Common Stock	320.1	122.7	—	442.8

Total Fair Value of Corporate Investments	$1,033.1	$120.1	$(16.3)	$1,136.9

Net Realized Investment Gains

The components of Net Realized Investment Gains for the nine and three months ended September 30, 2005 and 2004 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Fixed Maturities:
Gains on Dispositions	$1.2	$1.4	$0.2	$0.3
Losses on Dispositions	(0.4)	(0.4)	—	(0.2)
Losses from Write-downs	—	(0.1)	—	(0.1)
Northrop Common Stock:
Gains on Dispositions	—	34.4	—	2.8
Other Equity Securities:
Gains on Dispositions	21.1	36.4	9.6	24.7
Losses on Dispositions	(1.8)	(0.7)	(1.3)	(0.3)
Losses from Write-downs	(6.2)	(4.5)	(1.0)	(2.6)
Real Estate:
Gains on Dispositions	39.4	0.7	—	—
Other Investments:
Gains on Dispositions	0.6	0.3	0.3	0.1
Losses on Dispositions	(0.4)	(0.3)	—	—

Net Realized Investment Gains	$53.5	$67.2	$7.8	$24.7

Net Realized Investment Gains were $53.5 million and $7.8 million for the nine and three months ended September 30, 2005, respectively, compared to $67.2 million and $24.7 million for the same periods in 2004. Net Realized Investment Gains for the nine months ended September 30, 2005 include pre-tax gains of $39.4 million from sales of investment real estate, pre-tax gains of $9.9 million from sales of a portion of the Company’s investment in Baker Hughes common stock and pre-tax gains of $3.4 million resulting from sales of a portion of the Company’s investment in Hartford Financial Services Group, Inc. (“Hartford”) common stock. Net Realized Investment Gains for the three months ended September 30, 2005 include pre-tax gains of $5.4 million from sales of a portion of the Company’s investment in Baker Hughes common stock and pre-tax gains of $1.1 million resulting from sales of a portion of the Company’s investment in Hartford common stock. The fair values of the Company’s remaining investments in Baker Hughes common stock and Hartford common stock were $49.2 million and $19.2 million, respectively, at September 30, 2005. The Company cannot anticipate when or if similar investment gains may occur in the future.

Net Realized Investment Gains for the nine months ended September 30, 2004 include pre-tax gains of $34.4 million from sales of a portion of the Company’s investment in Northrop common stock, pre-tax gains of $26.3 million from sales of a portion of the Company’s investment in Baker Hughes common stock and pre-tax gains of $3.6 million resulting from sales of a portion of the Company’s investment in Hartford common stock. Net Realized Investment Gains for the three months ended September 30, 2004 includes pre-tax gains of $2.8 million from sales of a portion of the Company’s investment in Northrop common stock and pre-tax gains of $21.9 million from sales of a portion of the Company’s investment in Baker Hughes common stock. The Company cannot anticipate when or if similar investment gains may occur in the future.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include: 1) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value; 2) the duration and extent to which the fair value has been less than cost; and 3) the financial condition and prospects of the issuer. Net Realized Investment Gains for the nine and three months ended September 30, 2005 include pre-tax losses of $6.2 million and $1.0 million, respectively, resulting from other than temporary declines in the fair value of investments. Net Realized Investment Gains for the nine and three months ended September 30, 2004 include pre-tax losses of $4.6 million and $2.7 million, respectively, resulting from other than

Net Realized Investment Gains (continued)

temporary declines in the fair value of investments. The Company cannot anticipate when or if similar investment losses may occur in the future.

Liquidity and Capital Resources

At September 30, 2005, there were approximately 2.9 million shares of the Company’s outstanding common stock that could be repurchased under the Company’s Board of Directors’ outstanding repurchase authorization. Common stock can be repurchased in open market or in privately negotiated transactions from time to time subject to market conditions and other factors. During the third quarter of 2005, the Company repurchased 636,300 shares of its common stock at an aggregate cost of $30.2 million in open market transactions.

On June 24, 2005, the Company entered into a five-year, $325 million, unsecured, revolving credit agreement, expiring June 30, 2010, with a group of financial institutions. The agreement provides for fixed and floating rate advances for periods up to one year at various interest rates. The agreement also contains various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for the Company’s largest insurance subsidiaries. The proceeds from advances under the revolving credit facility may be used for general corporate purposes. The new revolving credit agreement replaced the Company’s former $360 million revolving credit agreement which would have expired on August 30, 2005, but was terminated as of June 24, 2005. The Company had no outstanding advances under its unsecured, revolving credit agreements at September 30, 2005 or December 31, 2004.

At September 30, 2005, the Company had $300 million of its 5.75% senior notes due July 1, 2007 outstanding and $200 million of its 4.875% senior notes due November 1, 2010 outstanding. Interest expense on such senior notes was $20.9 million for the nine months ended September 30 for both 2005 and 2004. Interest expense on such senior notes was $7.0 million for the three months ended September 30 for both 2005 and 2004.

At December 31, 2004, the Unitrin parent company held 916,751 shares of Northrop common stock and also held 1,774,812 shares of Northrop preferred stock. In addition, Unitrin’s subsidiary, Trinity Universal Insurance Company (“Trinity”), held 6,998,549 shares of Northrop common stock at December 31, 2004. During the first quarter of 2005, Trinity paid a dividend to the Unitrin parent company, which included 465,722 shares of Northrop common stock with a market value of approximately $25 million. During the second quarter of 2005, Trinity paid a dividend to the Unitrin parent company, which included 465,116 shares of Northrop common stock with a market value of approximately $25 million. Following these transactions, the Unitrin parent company held 1,847,589 shares of Northrop common stock with a market value of $100.4 million at September 30, 2005 and also held 1,774,812 shares of Northrop preferred stock with a market value of $214.7 million at September 30, 2005. Trinity held 6,067,711 shares of Northrop common stock with a market value of $329.8 million at September 30, 2005. During the third quarter of 2005, Trinity paid a cash dividend totaling $26.0 million to Unitrin. Also during the first nine months of 2005, two other subsidiaries of Unitrin (United Insurance Company of America and Fireside Securities Corporation) paid cash dividends totaling $45.0 million and $13.5 million, respectively, to Unitrin.

The primary sources of funds for the Company’s insurance subsidiaries are premiums and investment income. The primary uses of funds are the payment of policyholder benefits under life insurance contracts and claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Accordingly, during periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flow from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments which could either result in investment gains or losses. Management believes that its insurance subsidiaries maintain adequate levels of liquidity and surplus capacity to manage the risks inherent with any differences between the duration of their liabilities and invested assets and to provide adequate liquidity in the event that its property and casualty insurance subsidiaries experience several catastrophic events over a relatively short period of

Liquidity and Capital Resources (continued)

time. The Company does not currently anticipate that it will have to sell investments in advance of their maturity to fund claims from Hurricanes Katrina and Rita. The primary sources of funds for Fireside Bank are customer deposits, repayments of consumer loans, interest on consumer loans and investment income. The primary uses of funds for Fireside Bank are loans made to consumers, repayment of customer deposits, interest paid to depositors and general expenses.

Net Cash Provided by Operating Activities increased by $103.7 million for the nine months ended September 30, 2005, compared to the same period in 2004, due primarily to changes in income taxes and other receivables. Income taxes paid were $62.8 million for the nine months ended September 30, 2005, compared to $201.9 million for the same period in 2004. In the second quarter of 2004, the Company entered into an agreement with White Mountains Insurance Group, Ltd. (“White Mountains”) to settle a certain matter related to the Company’s 1999 acquisition of Valley Group, Inc. White Mountains paid the negotiated settlement to the Company in the second quarter of 2004.

Net Cash Used by Investing Activities is largely dependent on Net Cash Provided by Operating Activities and to a lesser extent cash flow, if any, from Financing Activities. Cash Flow Used by Investing Activities increased by $116.9 million for the nine months ended September 30, 2005, compared to the same period in 2004, due primarily to higher levels of cash from operating activities.

Net Cash Provided by Financing Activities decreased by $15.2 million for the nine months ended September 30, 2005, compared to the same period in 2004, due primarily to lower levels of cash from securities lending and cash used to repurchase common stock in the third quarter of 2005, partially offset by higher levels of certificates of deposits to support growth in the Company’s Consumer Finance segment. The Company’s subsidiaries terminated all such securities lending agreements in the second quarter of 2005.

In 2004, the Company committed to invest $100 million in a limited liability investment company, of which $55 million was unfunded at September 30, 2005. At September 30, 2005, the Company has committed $61.1 million to purchase certain investment real estate.

The Company’s management believes that it has sufficient resources to maintain the payment of dividends to its shareholders at the present level. Sources for future shareholder dividend payments and the payment of interest on Unitrin’s senior notes include the receipt of dividends from Unitrin’s operating subsidiaries, the receipt of dividends from its investments in Northrop, borrowings under the revolving credit agreement, the monetization of a portion of the Unitrin parent company’s Northrop holdings and the issuance of securities under the Company’s shelf registration statement.

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

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both September 30, 2005 and December 31, 2004, for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Consumer Finance Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at September 30, 2005 and December 31, 2004, respectively. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at September 30, 2005 and December 31, 2004, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at September 30, 2005 and December 31, 2004, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.45 and 0.45 at September 30, 2005 and December 31, 2004, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended September 30, 2005 and December 31, 2004, respectively, and weighted on the fair value of such securities at September 30, 2005 and December 31, 2004, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

Quantitative Information About Market Risk (continued)

The estimated adverse effects on the market value of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
September 30, 2005
Assets
Investments in Fixed Maturities	$4,166.0	$(306.8)	$—	$(306.8)
Investments in Equity Securities	1,067.8	(4.9)	(44.0)	(48.9)
Consumer Finance Receivables	1,093.0	(14.6)	—	(14.6)

Liabilities
Certificates of Deposits	$1,043.5	$19.0	$—	$19.0
Notes Payable	507.0	14.1	—	14.1

December 31, 2004
Assets
Investments in Fixed Maturities	$4,132.4	$(322.0)	$—	$(322.0)
Investments in Equity Securities	1,088.0	(4.6)	(45.4)	(50.0)
Consumer Finance Receivables	979.2	(13.0)	—	(13.0)

Liabilities
Certificates of Deposits	$921.9	$19.4	$—	$19.4
Notes Payable	516.6	17.6	—	17.6

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

At September 30, 2005 and December 31, 2004, respectively, $644.9 million and $664.6 million of the Company’s Investments in Equity Securities, which exclude the Company’s Investment in Investee, were concentrated in the preferred and common stock of Northrop. Northrop stated in its 2004 Annual Report on Form 10-K that it “provides technologically advanced innovative products, services, and solutions in defense and commercial electronics, nuclear and non-nuclear shipbuilding, information technology, mission systems, systems integration, and space technology.” Additionally, Northrop stated that it “is subject to the usual vagaries of the market-place, it is also affected by the unique characteristics of the defense industry and by certain elements peculiar to its own business mix.” Accordingly, the Company’s Investments in Equity Securities are sensitive to the nature of Northrop’s industry segments.

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

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements.

Among the general factors that could cause actual results to differ materially from estimated results are:

•	Changes in general economic conditions, including performance of financial markets, interest rates, unemployment rates, and fluctuating values of particular investments maintained by the Company and its subsidiaries;

•	Heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

•	The number and severity of insurance claims (including those associated with catastrophe losses) and their impact on the adequacy of loss reserves;

•	The impact of inflation on insurance claims, including, but not limited to, the effects attributed to scarcity of resources available to rebuild damaged structures, including labor and materials and the amount of salvage value recovered for damaged property;

Caution Regarding Forward-Looking Statements (continued)

•	Changes in the pricing or availability of reinsurance;

•	Changes in the financial condition of reinsurers and amounts recoverable therefrom;

•	Changes in industry trends and significant industry developments;

•	Regulatory approval of insurance rates, policy forms, license applications and similar matters;

•	Governmental actions (including new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions) and adverse outcomes in litigation or other proceedings involving the Company or its subsidiaries;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces;

•	Changes in ratings by credit rating agencies and/or A.M. Best Co., Inc.;

•	Level of success in realizing economies of scale and implementing significant business consolidations and technology initiatives;

•	Absolute and relative performance of the Company’s products or services; and

•	Other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Among the factors that could cause the Company’s actual losses from Hurricanes Katrina and Rita to differ materially from estimated results are:

•	The impact of Hurricanes Katrina and Rita on the catastrophe reinsurance markets relative to the ability to make claim payments, future underwriting capacity, renewal terms and pricing;

•	Orders, interpretations or other actions by regulators that impact the ability of the Company’s insurance subsidiaries to adjust and pay claims and to lapse policies for non-payment of premiums;

•	Interpretations or decisions by courts or regulators that may govern or influence insurance policy coverage issues arising with respect to losses incurred in connection with these hurricanes;

•	Ability to maintain uninterrupted operation of facilities and business operations or restrictions impacting the Company’s insurance subsidiaries from re-establishing operations in areas affected by these hurricanes, notably in New Orleans;

•	The extent to which policyholders of the Company’s Career Agency Group, who pay premiums on their policies directly to employee agents who call on such policyholders in their homes, are prevented from returning to their homes by order of governmental authorities or permanently relocate and/or lose contact with their agents, resulting in a potential shrinkage of in-force insurance policies in the affected areas;

•	The economic hardship that may have been suffered by many of the Company’s policyholders and its effect on their ability to make future premium payments;

•	The Company’s ability to retain displaced employee agents and independent agents; and

•	Impact of residual market assessments and assessments for insurance industry insolvencies.

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

Item 2. Changes in Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 2 - September 30	636,300	$47.48	636,300	2,879,054

(1) This number represents purchases made by the Company under its stock repurchase program, which was first announced on August 8, 1990. The repurchase program was subsequently expanded several times, most recently in November 2000, when the Board of Directors expanded the Company’s authority to repurchase the Company’s common stock by an aggregate number of 4,000,000 shares [in addition to approximately 0.86 million shares remaining under its prior authorization]. The repurchase program does not have an expiration date. This table does not include shares withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options under the Company’s four stock option plans.

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

10.11	Unitrin, Inc. Severance Plan (Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.12	Unitrin, Inc. Incentive Bonus Plan, dated February 3, 2004 (Incorporated herein by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2004, in connection with the Company’s 2004 Annual Meeting of Shareholders.)

10.13	Unitrin, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.14	Credit Agreement, dated as of June 24, 2005, by and among Unitrin, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent, letter of credit issuer and swing line lender, Wells Fargo Bank, National Association, individually and as syndication agent, and Wachovia Bank, N.A., individually and as documentation agent. (Incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed June 27, 2005.)

10.15	Registration Rights Agreement, dated as of January 23, 2001, by and among, Northrop Grumman Corporation, NNG, Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation, and Unitrin, Inc. (Incorporated by reference to Exhibit 2.1 to Unitrin’s Schedule 13D with respect to Northrop Grumman Corporation dated April 13, 2001.)

10.16	Second Amended and Restated Distribution Agreement, dated as of August 17, 2001, between Unitrin, Inc. and Curtiss-Wright Corporation (Incorporated herein by reference to Exhibit 99.1 to the Company’s Amendment No. 6 to its Schedule 13D with respect to Curtiss-Wright Corporation dated August 17, 2001.)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unitrin, Inc.

Date: October 26, 2005	/s/ Richard C. Vie
Richard C. Vie
Chairman of the Board and
Chief Executive Officer

Date: October 26, 2005	/s/ Eric J. Draut
Eric J. Draut
Executive Vice President and
Chief Financial Officer

Date: October 26, 2005	/s/ Richard Roeske
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)