Form 10-K
period 2005-12-31
UNITRIN INC
filed 2006-02-01
CIK 860748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-18298

UNITRIN, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4255452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One East Wacker Drive, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)

(312) 661-4600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value per share Preferred Share Purchase Rights pursuant to Rights Agreement	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3.1 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

Registrant had 68,527,308 shares of common stock outstanding as of January 26, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2006 are incorporated by reference into Part III.

PART I

Item 1.	Business.

Unitrin, Inc. (“Unitrin” or the “Company”) was incorporated in Delaware in 1990. Unitrin’s subsidiaries serve the basic financial needs of individuals, families and small businesses by providing property and casualty insurance, life and health insurance, and consumer finance services.

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other information with the Securities and Exchange Commission (the “SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549, or by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at sec.gov, where the SEC maintains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically with the SEC. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, the Company makes copies available to the public free of charge through its website at unitrin.com.

(a) GENERAL DEVELOPMENT OF BUSINESS

Unitrin Kemper Auto and Home and Unitrin Business Insurance

Effective January 1, 2005, the Company combined the personal lines insurance operations of its former Multi Lines Insurance segment into Kemper Auto and Home, forming its Unitrin Kemper Auto and Home business segment. The Unitrin Kemper Auto and Home segment is headquartered in Jacksonville, Florida. Unitrin Kemper Auto and Home maintains regional offices in California, New York, North Carolina, Texas, Washington and Wisconsin, and customer care operations in Pennsylvania and Wisconsin.

The Company launched Unitrin Business Insurance, effective January 1, 2005, from the continuing commercial insurance operations of the Company’s former Multi Lines Insurance segment. The Unitrin Business Insurance segment includes commercial automobile, general liability, fire, multi-peril and workers compensation insurance. Unitrin Business Insurance is headquartered in Dallas, Texas and operates regional offices in Oregon, Texas and Wisconsin.

Impact of 2005 Hurricanes

The Company was impacted by the three major hurricanes (Katrina, Rita and Wilma) that made landfall in the United States during 2005. The Company is in the process of making several changes to its business model as a result of the 2005 hurricanes. For example, the Unitrin Kemper Auto and Home segment may increase both its coverage limits and retention when it renews its annual catastrophe reinsurance policy for the annual policy period beginning July 1, 2006. In addition, beginning January 1, 2006, the Company’s Life and Health Insurance segment began reducing its exposure to natural disasters by ceasing to write new property insurance business in most coastal areas of the Gulf and the southeastern United States. The affected areas comprise approximately 20% of that segment’s property insurance business. More information on the financial impact of these hurricanes on the Company and its insurance businesses is included in the Management’s Discussion and Analysis of Results of Operations and Financial Conditions included in Exhibits 13.2 and 13.4 to this Annual Report on Form 10-K (“MD&A”).

Unitrin Stock Repurchases

During 2005, Unitrin repurchased approximately 1.0 million shares of its common stock at an aggregate cost of approximately $49 million in open market transactions. Subject to market conditions and other factors, the Company may, from time to time, repurchase additional shares of the Company common stock, in the market or in privately negotiated transactions, pursuant to the outstanding repurchase authorization of Unitrin’s Board of Directors. At December 31, 2005, approximately 2.5 million shares of Unitrin common stock remained under such authorization.

(b) BUSINESS SEGMENT FINANCIAL DATA

Financial information about Unitrin’s business segments for the years ended December 31, 2005, 2004 and 2003 is contained in the following portions of this 2005 Annual Report on Form 10-K of Unitrin, Inc. and is incorporated herein by reference: (i) Note 17 to the Financial Statements; and (ii) MD&A.

(c) DESCRIPTION OF BUSINESS

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through six operating segments: Unitrin Kemper Auto and Home, Unitrin Specialty, Unitrin Direct, Unitrin Business Insurance, Life and Health Insurance and Consumer Finance.

Unitrin’s subsidiaries employ more than 8,200 full-time associates of which approximately 1,200 are employed in the Unitrin Kemper Auto and Home segment, 750 in the Unitrin Specialty segment, 500 in the Unitrin Direct segment, 525 in the Unitrin Business Insurance segment, 4,160 in the Life and Health Insurance segment, 880 in the Consumer Finance segment and the remainder in various corporate and other staff functions.

Property and Casualty Insurance Business

Unitrin’s property and casualty insurance business operations are conducted through the following segments: Unitrin Kemper Auto and Home, Unitrin Specialty, Unitrin Direct and Unitrin Business Insurance. In addition, the Life and Health Insurance segment’s career agents also sell property insurance to its customers. The Unitrin companies operating in these segments provide automobile, homeowners, commercial multi-peril, fire, casualty, workers compensation, general liability and other types of property and casualty insurance to individuals and businesses. Automobile insurance accounted for 55%, 55% and 56% of Unitrin’s consolidated insurance premiums earned for the years ended December 31, 2005, 2004 and 2003, respectively. Automobile insurance accounted for 45%, 45% and 47% of Unitrin’s consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Homeowners insurance accounted for 15%, 15% and 13% of Unitrin’s consolidated insurance premiums earned for the years ended December 31, 2005, 2004 and 2003, respectively. Homeowners insurance accounted for 12%, 12% and 11% of Unitrin’s consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

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

All of Unitrin’s property and casualty insurance segments, except Unitrin Direct, distribute their products through independent agents who are paid commissions for their services. Unitrin Direct distributes its products directly to consumers.

Unitrin Kemper Auto and Home. Unitrin Kemper Auto and Home, based in Jacksonville, Florida, added the personal lines operations of Unitrin’s former Multi Lines segment to its operations effective January 1, 2005. Unitrin Kemper Auto and Home conducts business in 39 states geographically dispersed throughout the United States. In 2005, the following states provided more than two-thirds of the premium revenues included in this segment: New York (17%), Texas (13%), California (13%), North Carolina (12%), Connecticut (4%), Maryland (4%), Oregon (3%) and Illinois (3%).

Unitrin Kemper Auto and Home primarily sells preferred and standard risk automobile and homeowners insurance. Unitrin Kemper Auto and Home products accounted for approximately 49% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2005. Unitrin Kemper Auto and Home’s products are marketed by approximately 2,000 independent insurance agents. These personal lines products are designed and priced for those individuals who have demonstrated favorable risk characteristics and loss history. Typical customers include middle to upper income individuals and families.

Unitrin Specialty. Unitrin Specialty, based in Dallas, conducts business in 22 states, principally in the midwest, southwest and western United States. In 2005, the following states provided more than two-thirds of the premium revenues in this segment: California (31%), Texas (25%), Washington (8%) and Oregon (4%). Unitrin Specialty has approximately 260,000 policies in force.

Unitrin Specialty provides nonstandard personal and commercial automobile insurance. Unitrin Specialty products accounted for approximately 24% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2005. Nonstandard automobile insurance is provided for individuals and businesses that have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records or claims or premium payment history. Unitrin Specialty products are marketed through approximately 8,500 independent agents and brokers.

Unitrin Direct. Unitrin Direct markets auto insurance primarily through direct mail, web insurance portals, “click-throughs,” its own website and television advertising. Unitrin Direct actively sells automobile insurance in 18 states geographically dispersed throughout the United States. In 2005, the following states provided more than two-thirds of the premium revenues in this segment: Florida (26%), California (22%), Pennsylvania (11%) and New York (10%). Unitrin Direct insurance products accounted for approximately 12% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2005.

Unitrin Direct writes a broad spectrum of auto insurance risks ranging from preferred to non-standard private passenger auto customers, and competes with companies that sell insurance directly to the consumer, as well as companies that sell through agents. During 2005, Unitrin Direct continued to reduce operating losses and build economies of scale. Unitrin Direct reached a new milestone in 2005 by reporting positive operating profit for the full year. While Unitrin Direct achieved sufficient scale to reach profitability in 2005, management estimates that it will be several years before Unitrin Direct meets its return on investment objectives.

Unitrin Business Insurance. Effective January 1, 2005, the commercial lines operations of Unitrin’s former Multi Lines Insurance segment became the Unitrin Business Insurance segment. The Unitrin Business Insurance segment includes certain commercial reinsurance programs of the former Multi Lines Insurance segment which the Unitrin Business Insurance segment intends to exit in 2006. Unitrin Business Insurance, based in Dallas, conducts its primary business in 30 states, with a geographic emphasis in the south, northwest and midwest. In 2005, the following states provided more than two-thirds of the premium revenues for the business that is now included in this segment: Texas (33%), Illinois (14%), Louisiana (7%), Washington (5%), California (5%) and Arkansas (4%). Unitrin Business Insurance, excluding its commercial reinsurance business, has more than 33,000 policies in force.

Unitrin Business Insurance primarily sells the following types of commercial insurance: automobile, general liability, fire, multi-peril and workers compensation insurance. Unitrin Business Insurance products accounted for approximately 10% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2005. Unitrin Business Insurance products are marketed by more than 1,200 independent insurance agents. These commercial products are designed and priced for those businesses that have demonstrated favorable risk characteristics and loss history.

Property and Casualty Loss and Loss Adjustment Expense Reserves. Property and casualty insurance reserves for losses and loss adjustment expenses (“LAE”) are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. At December 31, 2005, the Company had $1,531.5 million of gross loss and LAE reserves. In estimating reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing reserves for losses and LAE for property and casualty insurance is inherently uncertain and the actual ultimate net cost of a claim or group of claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures which may not be discovered or reported until years after the insurance policy period has ended.

The Company’s actuaries generally estimate reserves at least quarterly for most product lines and/or coverage levels using accident quarters or accident months spanning 10 or more years depending on the size of the product line and/or coverage level or emerging issues relating to them. The Company’s actuaries use a variety of generally accepted actuarial loss reserving estimation methodologies including, but not limited to, the following:

•	Incurred Loss Development Methodology;
•	Paid Loss Development Methodology;
•	Bornhuetter - Ferguson Incurred Loss Methodology;
•	Bornhuetter - Ferguson Paid Loss Methodology; and
•	Frequency and Severity Methodology.

The Company’s actuaries generally review the results of at least four different estimation methodologies, two based on paid data and two based on incurred data, to initially estimate loss and LAE reserves and to determine if a change in prior estimates is required. In some cases, the methodologies produce a cluster of estimates with a tight band of indicated possible outcomes. In other cases, however, the methodologies produce conflicting results and wider bands of indicated possible outcomes. However, such bands do not necessarily constitute a range of outcomes, nor does management or the Company’s actuaries calculate a range of outcomes. The Company believes that its historical loss and LAE reserve development recognized into income provides an understanding of the potential variability in the Company’s estimate of Property and Casualty Insurance Reserves.

In the event of a wide variation among results generated by the different projection methodologies, the Company’s actuaries further analyze the data using additional techniques.

In estimating reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify, such as:

•	Changes in the level of minimum case reserves, and the automatic aging of those minimum case reserves;

•	Changes to claims practices including, but not limited to, changes in the reporting and impact of large losses, adequacy of case reserves, implementation of new systems for handling claims, turnover of claims department staffs, timing and depth of the audit review of claims handling procedures;

•	Changes in underwriting practices;

•	Changes in the mix of business by class and policy limit within product line;

•	Growth in new lines of business;

•	Changes in the attachment points of the Company’s reinsurance programs;

•	Medical costs including, but not limited to, the ability to assess the extent of injuries and the impact of inflation;

•	Repair costs including, but not limited to, the impact of inflation and the availability of labor and materials;

•	Changes in the legal environment including, but not limited to, the impact of jury awards and changes in case law; and

•	Changes in state regulatory requirements.

A change in any one or more of the foregoing factors is likely to result in a projected ultimate net claim loss and LAE that is different from the previously estimated reserve and/or previous frequency and severity trends. Such changes in estimates may be material.

For example, the Company’s actuaries review frequency (number of claims per policy or exposure), severity (dollars of loss per claim) and average premium (dollars of premium per exposure). Actual frequency and severity experienced will vary depending on changes in mix by class of insured risk. Similarly, the actual frequency and rate of recovery from reinsurance will vary depending on changes in the attachment point for reinsurance. In particular, in periods of high growth or expansion into new markets, there may be additional uncertainty in estimating the ultimate losses and LAE. The contributing factors of this potential risk are changes in the Company’s mix by policy limit and mix of business by state or jurisdiction.

Actuaries use historical experience and trends as predictors of how losses and LAE will emerge over time. However, historical experience may not necessarily be indicative of how actual losses and LAE will emerge. Changes in reserve adequacy, changes in minimum case reserves and changes in internal claims handling could impact the timing and recognition of incurred claims and produce an estimate that is either too high or too low if not adjusted for by the actuary. For example, if, due to changes in claims handling, actual claims are settled more rapidly than they were settled historically, the estimate produced by the paid loss development methodology would tend to be overstated if the actuary did not identify and adjust for the impact of the changes in claims handling. Similarly, if, due to changes in claims handling, actual claim reserves are set at levels higher than past experience, the estimate produced by the incurred loss development methodology would tend to be overstated if the actuary did not identify and adjust for the impact of the changes in claims handling.

The Company’s goal is to ensure total reserves for losses and LAE are adequate to cover all costs while sustaining minimal variation from the time reserves for losses and LAE are initially established until losses and LAE are fully developed. The amount of such development, however, may be material. Favorable development would result in an increase in net income in the year recognized, whereas adverse development would result in a decrease in net income.

Property and Casualty Insurance Reserves by business segment at December 31, 2005 and 2004 were:

DOLLARS IN MILLIONS	2005	2004
Unitrin Kemper Auto and Home	$553.6	$503.5
Unitrin Specialty	295.8	270.7
Unitrin Direct	99.4	93.7
Unitrin Business Insurance	419.7	456.2
Life and Health Insurance	31.2	5.7
Unallocated Ceded Reserves	131.8	180.9

Total Property and Casualty Insurance Reserves	$1,531.5	$1,510.7

Certain reserves acquired in connection with a business acquisition from SCOR Reinsurance Company (“SCOR”) in 2002 are reinsured by an insurance subsidiary of SCOR (See Note 6 to the Financial Statements). The Company does not allocate these reserves to its business segments.

The Unitrin Business Insurance segment has exposure to construction defect losses through general liability and commercial multiperil coverages it provided to contractors. Construction defect claims arise from allegedly defective work performed in the construction of buildings and the alleged resulting loss of economic value of those structures. The majority of the Unitrin Business Insurance segment’s construction defect losses is concentrated in a limited number of western states, including California, and was primarily written by the Company’s Valley Insurance Company and Valley Property & Casualty Insurance Company subsidiaries (the “Valley Companies”). The Company acquired the Valley Companies in 1999, at which time the Valley Companies substantially limited their exposure to contractors on a going-forward basis in the western United States. As a result, the Company is tracking construction defect activity throughout the United States to forecast any emerging trends. There can be no assurance that such a trend will not emerge in non-western states in which the Company may have significant general liability insurance risks. The process of estimating reserves for these claims is particularly difficult due to the potentially long period of time between the loss date and the date the loss is actually reported, as well as changes in the regulatory and legal environment and involvement of multiple plaintiffs, defendants and insurers.

Loss and LAE reserves for the Valley Companies’ construction defect losses were $32.4 million and $38.2 million at December 31, 2005 and 2004, respectively. Information on construction defect claim activity is contained in the MD&A under the caption “Critical Accounting Estimates”.

The Company’s commercial lines business is focused on the small commercial market. The Company has typically not written policies insuring large manufacturers. Accordingly, the Company’s exposure to asbestos and environmental losses is limited. Total asbestos and environmental reserves in the Unitrin Business Insurance segment were approximately $19 million and $20 million at December 31, 2005 and 2004, respectively.

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

Loss and Loss Adjustment Expense Reserve Development

(Dollars in Millions)

	December 31,
(Dollars in Millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Gross Reserve for Unpaid Losses and LAE	$547	$457	$468	$448	$521	$541	$700	$975	$1,426	$1,511	$1,531
Deduct:
Reinsurance Recoverables	177	36	19	16	35	36	62	92	325	229	217

Net Reserve for Unpaid Losses and LAE	$370	$421	$449	$432	$486	$505	$638	$883	$1,101	$1,282	$1,314

Cumulative Amount Paid, Net of Reinsurance as of :
One Year Later	$172	$212	$171	$191	$229	$274	$341	$402	$405	$487
Two Years Later	244	257	266	288	336	393	483	578	621
Three Years Later	278	295	317	339	404	477	568	682
Four Years Later	295	318	347	368	456	523	617
Five Years Later	307	333	361	386	486	556
Six Years Later	316	343	374	400	508
Seven Years Later	323	350	381	409
Eight Years Later	328	355	387
Nine Years Later	332	359
Ten Years Later	336
Reestimate of Net Reserve for Unpaid Losses and LAE as of :
End of Year	$370	$421	$449	$432	$486	$505	$638	$883	$1,101	$1,282	$1,314
One Year Later	329	405	432	419	485	564	720	886	1,062	1,190
Two Years Later	339	359	382	408	495	612	722	879	1,026
Three Years Later	328	353	393	427	533	619	724	872
Four Years Later	325	365	408	441	544	623	725
Five Years Later	339	380	418	448	548	624
Six Years Later	357	388	423	453	549
Seven Years Later	364	391	426	453
Eight Years Later	367	394	427
Nine Years Later	369	395
Ten Years Later	370
Initial Net Reserve for Unpaid Loses and LAE in Excess Of (Less Than) Reestimated Net Reserve for Unpaid Losses and LAE:

Amount of Reestimate	$—	$26	$22	$(21)	$(63)	$(119)	$(87)	$11	$75	$92

Reestimate as a Percentage of Initial Net Reserve for Unpaid Losses and LAE	—%	6.2%	4.9%	-4.9%	-13.0%	-23.6%	-13.6%	1.2%	6.8%	7.2%

Latest Reestimate of:
Gross Reserve for Unpaid Losses and LAE	$398	$426	$459	$484	$648	$733	$832	$977	$1,356	$1,413
Recoverable for Reinsurance	28	31	32	31	99	109	107	105	330	223

Net Reserve for Unpaid Losses and LAE	$370	$395	$427	$453	$549	$624	$725	$872	$1,026	$1,190

Cumulative (Increase) Decrease to Reestimation of Gross Reserve for Unpaid Losses and LAE:	$149	$31	$9	$(36)	$(127)	$(192)	$(132)	$(2)	$70	$98

The Company acquired Milwaukee Insurance Group, Inc. and its subsidiaries (“MIG”) in 1995. Reinsurance recoverables decreased from 1995 to 1996 due primarily to settlements under a pooling agreement between MIG’s insurance subsidiaries and MIG’s former parent, and the commutation of the pooling agreement with respect to periods beginning after the acquisition of MIG. The Company acquired Union Automobile Indemnity Company in 1997. Accordingly, reserves for this business, which has since been renamed Unitrin Direct Insurance Company, are included in the table for 1997 and forward. The Company acquired Valley Group Inc. and its subsidiaries (“VGI”) in 1999. Accordingly, reserves for VGI are included in the table for 1999 and forward. Under the agreement governing the acquisition of VGI, the Company was entitled to recover from the seller 90% of the unfavorable development of VGI’s pre-acquisition loss and LAE reserves, subject to a maximum recovery of $50 million. Reserve development shown in the preceding table for the years 1999 to 2004 is net of changes in the Company’s estimated recovery, which was received in 2004. Reserves increased in 2002 and 2003 partly due to the Company’s acquisition of the personal lines business of the Kemper Insurance Companies. At the end of 2002, the Company also acquired two insurance companies from SCOR Reinsurance Company. Reinsurance recoverable in 2003, 2004 and 2005 includes a recoverable from a subsidiary of SCOR Reinsurance Company under an indemnity reinsurance agreement whereby the subsidiary assumed the pre-acquisition liabilities of the two insurance companies acquired by the Company.

Reserve estimates increase or decrease as more information becomes known about individual claims and as changes in conditions and claims trends become more apparent. In 2005, the Company reduced its property and casualty insurance reserves by $92.1 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE and commercial lines insurance losses and LAE developed favorably by $73.1 million and $19.0 million, respectively, in 2005. The reserve reductions were primarily due to the emergence of more favorable loss trends than expected for the 2004 and 2003 accident years, partially due to improvements in the Company’s claims handling procedures. In 2004, the Company reduced its property and casualty insurance reserves by $39.0 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE and commercial lines insurance losses and LAE developed favorably by $29.7 million and $9.3 million, respectively, in 2004. The reserve reductions were primarily due to favorable development of the 2003 accident year. During 2001 and 2002, the Company increased its property and casualty insurance reserves to reflect adverse development due to developing loss trends primarily related to construction defect, mold, automobile liability and product liability loss exposures in its commercial lines of business as well as personal automobile liability.

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

Catastrophe Losses. Total catastrophe losses and LAE, net of reinsurance recoveries, were $94.5 million before tax, for the year ended December 31, 2005. Catastrophes and storms are inherent risks of the property and casualty insurance business. These catastrophic events include hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are and will continue to be a material factor in the results of operations and financial position of Unitrin’s property and casualty insurance companies. Further, because the level of insured losses that could occur in any one year cannot accurately be predicted, these losses contribute to material year-to-year fluctuations in the results of the operations and financial position of these companies. Also, specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property insurance claims. The occurrence and severity of catastrophic events are difficult to accurately predict in any year. However, some geographic locations are more susceptible to these events than others. Management has endeavored to control its direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, and restrictions on the amount and location of new business production in such regions.

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

Reinsurance. In order to limit their exposures to catastrophic events, the Company maintains three separate catastrophe reinsurance programs for its property and casualty insurance businesses. The annual program covering the Company’s Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments provided, effective January 1, 2005, coverage of $36 million above retention of $4 million. The annual program covering the property insurance operations of the Company’s Life and Health Insurance segment provided, effective January 1, 2005, coverage of $52 million above retention of $8 million. The annual program covering the Company’s Unitrin Kemper Auto and Home segment provided, effective July 1, 2005, coverage of $160 million above retention of $20 million in 2005. Coverage for each reinsurance program is provided in three layers. In addition, in the event that the Company incurred catastrophe losses covered by any of its three catastrophe reinsurance programs that exceed the retention for a particular program, each of the programs requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such program. The reinstatement premium is a percentage of the original premium based on the ratio of the losses exceeding the Company’s retention to the reinsurers’ coverage limit. The annual original premium paid to reinsurers, excluding reinstatement premium, for these three catastrophe reinsurance programs was approximately $15 million in 2005. In addition to these programs, the Company purchases reinsurance from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in the state of Florida at retentions lower than those described above.

The Company renewed the catastrophe reinsurance for two of its three programs on January 1, 2006. For the Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance program, the 2006 retention and coverage limits are the same as the 2005 retention and coverage limits. The cost for the 2006 reinsurance program increased to $1.9 million from the $1.5 million cost of the 2005 program. For the property insurance operations of the Company’s Life and Health Insurance segment the annual reinsurance program for 2006 was changed to provide coverage of $80 million above a retention of $10 million. The cost for the 2006 reinsurance program increased to $6.1 million from the $2.7 million cost of the 2005 program. The program covering the Company’s Unitrin Kemper Auto and Home segment renews on July 1, 2006.

Three major hurricanes (Katrina, Rita and Wilma) made landfall in the United States during 2005. Catastrophe losses and LAE, net of reinsurance recoveries, from Hurricanes Katrina, Rita and Wilma were $70.6 million in 2005. Hurricane Katrina is expected to be the most costly hurricane on record in the United States. The Company estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, its Life and Health Insurance segment incurred $42.5 million of losses and loss adjustment expenses (“LAE”) in excess of its retention of $8.0 million and recorded a reinstatement premium of $2.4 million in 2005. In addition, the Life and Health Insurance segment incurred $0.4 million of losses and LAE in Florida which occurred too early to be aggregated with the losses in the other Gulf States under its reinsurance program. The Company estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, its Unitrin Kemper Auto and Home segment incurred $20.2 million of losses and LAE in excess of its retention of $20.0 million and recorded a reinstatement premium of $2.9 million in 2005. In addition, the Unitrin Kemper Auto and Home segment incurred $0.2 million of losses and LAE in Florida which occurred too early to be aggregated with the losses in the other Gulf States under its reinsurance program. The Company estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, the Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments together incurred $0.4 million of losses and LAE in excess of their retention of $4.0 million and recorded a reinstatement premium of $0.1 million in 2005. In addition, the Unitrin Direct segment incurred $0.1 million of losses and LAE in Florida which occurred too early to be aggregated with the losses in the other Gulf States under its reinsurance program.

Unitrin’s subsidiary, Trinity Universal Insurance Company (“Trinity”) and Capitol County Mutual Fire Insurance Company (“Capitol”) are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written, net of reinsurance, by Capitol. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Capitol is also a participant in the catastrophe reinsurance program covering the Company’s Life and Health Insurance segment. The Company estimates that, as a result of Hurricane Rita’s landfall in Texas and Louisiana, the Life and Health Insurance subsidiaries together with Capitol incurred $30.1 million of losses and LAE in excess of their retention of $8.0 million. The Company estimates that, as a result of Hurricane Rita’s landfall in Texas and Louisiana, the Unitrin Kemper Auto and Home segment incurred $1.1 million of losses and LAE in excess of its retention of $20.0 million and recorded a reinstatement premium of $0.2 million in 2005.

The Company estimates that, as a result of Hurricane Rita’s landfall in Texas and Louisiana, the Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments together incurred $0.9 million of losses and LAE in excess of their retention of $4.0 million and recorded a reinstatement premium of $0.1 million in 2005.

The Company estimates that, as a result of Hurricane Wilma’s landfall in Florida, the Life and Health Insurance subsidiaries incurred $1.1 million of losses and LAE, net of a recovery of $2.4 million from the FHCF. The Company estimates that the Unitrin Kemper Auto and Home segment and the Unitrin Direct segment incurred $2.7 million and $2.1 million, respectively, of losses and LAE from Hurricane Wilma. Unitrin Kemper Auto and Home’s loss from Hurricane Wilma was below its retention in the FHCF. The Unitrin Direct segment does not participate in the FHCF. The Unitrin Business Insurance segment and the Unitrin Specialty segment did not incur losses from Hurricane Wilma.

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

Under the various reinsurance arrangements, Unitrin’s property and casualty insurance companies are indemnified by reinsurers for losses incurred under insurance policies issued by the companies. As indemnity reinsurance does not discharge an insurer from its direct obligations to policyholders on risks insured, Unitrin’s property and casualty insurance companies remain contingently liable. However, so long as the reinsurers meet their obligations, the net liability for Unitrin’s property and casualty insurance companies is limited to the amount of risk that they retain. Unitrin’s property and casualty insurance companies purchase their reinsurance only from reinsurers rated A- or better by A. M. Best Company at the time of purchase.

For further discussion of the reinsurance program, see Notes 6, 18 and 19 to the Financial Statements.

Pricing. Pricing levels for property and casualty insurance are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business and economic conditions including market rates of interest, inflation, expense levels, and judicial decisions. In addition, many state regulators require consideration of investment income when approving or setting rates, which reduces underwriting margins. See MD&A regarding Unitrin Kemper Auto and Home, Unitrin Specialty, Unitrin Direct and Unitrin Business Insurance.

Competition. Based on the most recent annual data published by A.M. Best Company (“A.M. Best”) as of the end of 2004, there were approximately 965 property and casualty insurance groups in the United States, made up of approximately 2,400 companies. Unitrin’s property and casualty insurance companies ranked among the 60 largest property and casualty insurance groups in the United States, measured by net premiums written (40th), policyholders’ surplus (60th) and admitted assets (56th).

In 2004, the industry’s estimated net premiums written were more than $436 billion, of which 78% were accounted for by 50 groups of companies. Unitrin’s property and casualty insurance companies wrote less than 1% of the industry’s estimated 2004 premium volume.

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

Life and Health Insurance Business

Unitrin’s Life and Health Insurance segment consists of its wholly-owned subsidiaries, United Insurance Company of America (“United”), The Reliable Life Insurance Company (“Reliable”), Union National Life Insurance Company (“Union National Life”), United Casualty Insurance Company of America (“United Casualty”), Union National Fire Insurance Company (“Union National Fire”) and Reserve National Insurance Company (“Reserve National”). As discussed below, United, Reliable, Union National Life, United Casualty and Union National Fire (Unitrin’s “Career Agency Companies”) distribute their products through a network of employee, or “career,” agents. Reserve National distributes its products through a network of exclusive independent agents. Both these career agents and independent agents are paid commissions for their services. In 2005, the following states provided more than two-thirds of the Life and Health Insurance segment’s premium revenues: Texas (25%), Louisiana (11%), Mississippi (6%), Florida (5%), Illinois (5%), North Carolina (4%), Missouri (4%), California (4%), South Carolina (4%) and Ohio (4%). Ordinary life insurance accounted for 16%, 16% and 16% of Unitrin’s consolidated insurance premiums earned for the years ended December 31, 2005, 2004 and 2003, respectively. Ordinary life insurance accounted for 13%, 13% and 13% of Unitrin’s consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The Career Agency Companies employ nearly 2,500 career agents to distribute their products in 25 states. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. Property insurance products written by United Casualty and Union National Fire are also distributed by the segment’s career agents.

Customers of the Career Agency Companies generally are families with annual incomes of less than $25,000. According to the U.S. Bureau of the Census, in 2004, there were approximately 32 million households in the United States with less than $25,000 of annual income, representing over 28% of all U.S. households.

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

Reinsurance. Consistent with insurance industry practice, Unitrin’s life and health insurance companies utilize reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks. Included among the segment’s reinsurance arrangements is excess of loss reinsurance coverage specifically designed to protect against losses arising from catastrophic events under the property insurance policies distributed by the Career Agency Companies’ agents and written by United Casualty, Union National Fire and affiliates, Capitol County Mutual Fire Insurance Company and its subsidiary, Old Reliable Casualty Company. The annual catastrophe reinsurance program for 2005 provided these companies with reinsurance coverage of $52 million above their retention of $8 million (See the above discussion of “Reinsurance” under “Property and Casualty Insurance Business” beginning on page 8 for additional information pertaining to the Life and Health Insurance segment’s catastrophe reinsurance program).

Lapse Ratio. The lapse ratio is a measure reflecting a life insurer’s loss of existing business. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Unitrin Life and Health Insurance segment’s lapse ratios for individual life insurance were 10%, 10% and 11%, for the years 2005, 2004 and 2003, respectively.

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

Premiums for policies sold by the Career Agency Companies are set at levels designed to cover the relatively high cost of “in home” servicing of such policies. As a result of such higher expenses, incurred claims as a percentage of earned premiums tend to be lower for companies utilizing this method of distribution than the insurance industry average.

Premiums for Medicare Supplement and other accident and health policies must take into account the rising costs of medical care. The annual rate of medical cost inflation has historically been higher than the general rate of inflation, necessitating frequent rate increases, most of which are subject to approval by state regulatory agencies.

Competition. Based on the most recent data published by A.M. Best as of the end of 2004, there were approximately 490 life and health insurance company groups in the United States, made up of approximately 2,050 companies. The Unitrin Life and Health Insurance segment ranked in the top quartile of life and health insurance company groups, as measured by admitted assets (95th), net premiums written (92nd) and capital and surplus (100th).

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

Fireside has 26 branches in California and loan production offices in Arizona, Colorado, Kansas, Minnesota, Oregon and Washington. In addition, Fireside markets in Idaho, Indiana, Missouri, New Mexico and Utah. Fireside is one of the largest non-prime automobile finance sources in California. Fireside does business with over 5,000 automobile dealers. Fireside has over 138,000 contracts and loans outstanding totaling a gross amount in excess of $1 billion.

Strong underwriting and collection practices are key elements to successful operating performance in the non-prime automobile finance business. Over 75% of Fireside’s general and administrative expenses are devoted to underwriting and collection activities. Fireside individually underwrites each credit application and historically has declined to extend credit to more than two-thirds of its credit applicants. See the discussion of Fireside’s loan loss reserves under the headings “Consumer Finance” and “Critical Accounting Estimates” in the MD&A and Notes 1, 2 and 5 to the Financial Statements. Fireside competes for contracts primarily on the basis of timely service to its automobile dealer customers and by offering competitive terms. Principal competitors include banks, finance companies, credit unions and “captive” credit subsidiaries of automobile manufacturers.

Fireside’s financing activities are funded primarily by FDIC-insured certificates of deposit. Fireside competes for funds primarily with other banks, credit unions and savings and loan associations.

Investments

The quality, nature, and amount of the various types of investments which can be made by insurance companies are regulated by state laws. Depending on the state, these laws permit investments in qualified assets, including but not limited to municipal, state and federal government obligations, corporate bonds, real estate, preferred and common stocks, limited partnerships and mortgages, where the value of the underlying real estate exceeds the amount of the loan.

Unitrin employs a total return investment strategy while maintaining liquidity to meet both its short- and long-term insurance obligations primarily through the combination of investment-grade fixed maturity investments and equity securities. The emphasis is on income-producing fixed maturity investments and equity securities with the potential for long-term price appreciation. See the discussions of Unitrin’s investments under the headings “Critical Accounting Estimates,” “Investee,” “Investment Results,” “Corporate Investments,” “Liquidity and Capital Resources” and “Quantitative and Qualitative Disclosures about Market Risk,” in the MD&A and Notes 3, 4 and 13 to the Financial Statements.

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

Unitrin’s insurance subsidiaries are subject to extensive regulation in the states in which they do business. Such regulation pertains to a variety of matters, including policy forms, premium rate plans, licensing of agents, licenses to transact business, trade practices, investments and solvency. The majority of Unitrin’s insurance operations are in states requiring prior approval by regulators before proposed rates for property, casualty, or health insurance policies may be implemented. However, rates proposed for life insurance generally become effective immediately upon filing with a state, even though the same state may require prior rate approval for other types of insurance. Insurance regulatory authorities perform periodic examinations of an insurer’s market conduct and other affairs.

Insurance companies are required to report their financial condition and results in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (the “NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements include risk-based capital (“RBC”) rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2005, the total adjusted capital of each of Unitrin’s insurance subsidiaries exceeded the minimum levels required under RBC rules.

Unitrin’s insurance subsidiaries are required under the guaranty fund laws of most states in which they transact business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. Unitrin’s insurance subsidiaries also are required to participate in various involuntary pools or assigned risk pools, principally involving workers compensation, windstorms and high risk drivers. In most states, the involuntary pool participation of Unitrin’s insurance subsidiaries is in proportion to their voluntary writings of related lines of business in such states.

In addition to the regulatory requirements described above, a number of legislative and regulatory measures pending or enacted in recent years may significantly affect the insurance business in a variety of ways. These measures include, among other things, tort reform, consumer privacy requirements, credit score regulation, producer compensation regulations, corporate governance requirements and financial services deregulation initiatives.

State insurance laws intended primarily for the protection of policyholders contain certain requirements that must be met prior to any change of control of an insurance company or insurance holding company that is domiciled or, in some cases, an insurance company having such substantial business that it is deemed commercially domiciled, in that state. These requirements may include the advance filing of specific information with the state insurance regulators, a public hearing on the matter, and review and approval of the change of control by such regulators. The Company has insurance subsidiaries domiciled in a number of states, including California, Illinois, Kansas, Louisiana, Missouri, New York, Oklahoma, Oregon, Pennsylvania, Texas and Wisconsin. In these states, “control” generally is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of an insurance company. Any purchase of the Company’s shares that would result in the purchaser owning 10% or more of the Company’s voting securities would be presumed to result in the acquisition of control of the Company’s insurance subsidiaries. Such an acquisition generally would require the prior approval of the insurance regulatory authorities in each state in which the Company’s insurance subsidiaries are domiciled or deemed to be commercially domiciled. In addition, many states require pre-acquisition notification to the state insurance regulators of a change of control of an insurance company licensed in that state if specific market concentration thresholds would be triggered by the acquisition. While those pre-acquisition notification statutes generally do not authorize the state insurance regulators to disapprove the change of control, they do authorize the issuance of a cease and desist order with respect to the insurance company if certain conditions, such as undue market concentration, would result from the acquisition. These insurance regulatory requirements may deter, delay or prevent transactions effecting control of the Company or the ownership of the Company’s voting securities, including transactions that could be advantageous to the Company’s shareholders.

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

Item 1A.	Risk Factors.

Catastrophe losses and reinsurance risks may adversely affect the Company’s results of operations, liquidity and financial condition.

Property and casualty insurance companies are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophes can be caused by various events, including hurricanes, tornadoes, windstorms, earthquakes, hail storms, explosions, severe winter weather and fires and may include man-made events, such as the September 11, 2001 terrorist attacks. The incidence, frequency, and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.

The Company’s insurance subsidiaries seek to reduce their exposure to catastrophe losses through underwriting strategies and the purchase of catastrophe reinsurance. Reinsurance does not relieve the Company’s insurance subsidiaries of their direct liability to their policyholders. As long as the reinsurers meet their obligations, the net liability for the Company’s insurance subsidiaries is limited to the amount of risk that they retain. However, the Company cannot be certain that their reinsurers will pay the amounts due from them either now, in the future, or on a timely basis, which could impact the Company’s liquidity. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with the Company’s insurance subsidiaries could have a material adverse effect on the Company’s financial position and results of operations.

In addition, market conditions beyond the Company’s control determine the availability and cost of the reinsurance protection its subsidiaries may purchase. A decrease in the amount of reinsurance that the Company’s insurance subsidiaries purchase generally should decrease their cost of reinsurance, but increase their risk of loss. An increase in the amount of reinsurance that the Company’s insurance subsidiaries purchase generally should increase their cost of reinsurance, but decrease their risk of loss. However, if the amount of reinsurance available is reduced, the Company’s subsidiaries could pay more for the same level, or a lower level, of reinsurance coverage. Accordingly, the Company may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect the Company’s insurance subsidiaries’ ability to write future business or result in their retaining more risk with respect to their insurance policies.

Estimating property and casualty insurance reserves is inherently uncertain, and if the Company’s loss reserves are insufficient, it will have an unfavorable impact on the Company’s results.

The Company establishes loss and LAE reserves to cover estimated liabilities, which remain unpaid as of the end of each accounting period, to investigate and settle all claims incurred under the property and casualty insurance policies that it has issued. Loss and LAE reserves are established for claims that have been reported to the Company as of the end of the accounting period, as well as for claims that have occurred but have not yet been reported to the Company. The estimates of loss and LAE reserves are based on the Company’s assessment of the facts and circumstances known to it at the time, as well as estimates of the impact of future trends in the severity of claims, the frequency of claims, and other factors.

The process of estimating loss reserves is complex and imprecise. The estimate of the ultimate cost of claims must take into consideration many factors that are dependent on the outcome of future events. The impact on the Company’s loss reserves from these factors is difficult to estimate accurately. Such factors consist of, but are not limited to the following:

•	Changes in the length of time between the actual occurrence of the event that gives rise to a claim, and the date on which the claim is reported.

•	Changes in underwriting practices.

•	Changes in claim handling procedures.

•	Changes in medical care, including the impact of inflation, the extent of injuries and the utilization of medical services.

•	Changes in the cost of home repair, including the impact of inflation and the availability of labor and materials.

•	Changes in the judicial environment, including, but not limited to, the interpretation of policy provisions, the impact of jury awards and changes in case law.

•	Changes in state regulatory requirements.

A change in any one or more of the foregoing factors is likely to result in a projected ultimate loss that is different from the previously estimated cost. Such changes may be material.

The Company uses informed, subjective professional judgment in estimating the ultimate cost of claims. The estimate of the ultimate cost at any particular valuation point may vary materially from the actual cost when claims are ultimately settled.

The Company continually reviews the adequacy of its reserve estimates in a regular and ongoing process as experience develops and further claims are reported and settled. The Company reflects any adjustments to reserves in the results of the periods in which such estimates are changed.

The Company estimates the reserves for each product line and coverage that it writes. The Company uses a variety of generally accepted actuarial loss reserving estimation methodologies that analyze experience trends and other relevant factors. These methodologies generally utilize analyses of historical patterns of the development of paid and reported losses by accident year by product lines and coverage. An accident year is the year in which the event that gave rise to the claim occurred. This process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future outcomes. The expected ultimate losses are adjusted as claims mature and are eventually settled.

Using the various complex actuarial methods and different underlying assumptions, the Company actuaries produce a number of point estimates for each class of business. After reviewing the appropriateness of the underlying assumptions, management selects the carried reserve for each product line and coverage.

The Company does have some exposure to construction defect and asbestos claims. The estimation of loss reserves relating to construction defect and asbestos are subject to greater uncertainty than other types of claims due to differing court decisions as well as judicial interpretations and legislative actions that in some cases have tended to broaden coverage beyond the original intent of such policies.

The insurance industry is highly competitive.

The Company’s insurance businesses face significant competition. Competitive success is based on many factors, including:

•	Competitiveness of premiums charged

•	Underwriting discipline

•	Selectiveness of sales markets

•	Technological innovation

•	Ability to control expenses

•	Adequacy of ratings from A.M. Best and other ratings agencies

•	Quality of services provided to agents and policyholders

The inability to compete effectively in any of the Company’s business segments could materially reduce its customer base and revenues, and could adversely affect the financial condition of the Company.

See “Competition” beginning on pages 10 and 12, for more information on the competitive rankings in the property and casualty insurance markets and the life and health insurance markets, respectively, in the United States.

A significant downgrade in the ratings of the Company’s insurance subsidiaries could adversely affect their businesses.

Third party rating agencies assess and rate the claims-paying ability of insurance companies based upon criteria established by the agencies. Financial strength ratings are used by agents and clients as an important means of assessing the financial strength and quality of insurers. A significant downgrade by a recognized rating agency in the ratings of the Company’s insurance subsidiaries, particularly those that market their products through independent agents, could result in a substantial loss of business for that subsidiary if agents or policyholders move to other companies with higher claims paying and financial strength ratings. This loss of business could have a material adverse effect on the financial condition and results of operations of that subsidiary.

The Company’s subsidiaries are subject to significant regulation by state insurance departments and by the FDIC and state bank regulators.

Insurance. The Company’s insurance subsidiaries are subject to extensive regulation in the states in which they do business. Current regulations encompass a wide variety of matters, including policy forms, premium rates, licensing, trade practices, investment standards, statutory capital and surplus requirements, reserve and loss ratio requirements, restrictions on transactions affiliates and consumer privacy.

Banking. Fireside Bank is regulated by the California Department of Financial Institutions and the FDIC. Fireside is subject to a large number of federal and state laws and regulations imposing a variety of standards and disclosure requirements. These include minimum capitalization requirements, limitations on dividends, and many requirements which relate to privacy and fairness in consumer credit, or to detection and prevention of fraud and financial crime.

Effect on Operations. Insurance and banking regulatory agencies conduct periodic examinations of the Company’s subsidiaries and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. If an insurance company fails to obtain required licenses or approvals, or if any of the Company’s subsidiaries fails to comply with other regulatory requirements, the regulatory agencies can suspend or delay their operations.

These federal and state laws and regulations, and their interpretation by the various regulatory agencies, are undergoing continual revision and expansion. It is not possible to predict how new legislation or regulations may impact the operations of the Company’s subsidiaries. Significant changes in these laws and regulations could make it more expensive for the Company’s subsidiaries to conduct their businesses and could materially affect the profitability of their operations and the Company’s financial results.

For a more detailed discussion of the regulations applicable to the Company’s subsidiaries, see “Insurance Regulation” and “Consumer Finance Regulation” under “Regulation”, beginning on page 14.

The effects of emerging claim and coverage issues on the Company’s insurance businesses are uncertain.

As industry practices and regulatory, judicial, social and other environmental conditions change, unexpected and unintended issues related to insurance claims and coverages may emerge. For example, the insurance industry is confronted with a number of complicated coverage issues arising out of the 2005 hurricanes in the Gulf Coast states. These emerging practices, conditions and issues could adversely affect the Company’s insurance businesses by either extending coverages beyond the Company’s underwriting intent or by increasing the number or size of claims. The effects of such unforeseen emerging claim and coverage issues are extremely hard to predict, but could harm the business of the Company’s insurance subsidiaries.

Legal and regulatory proceedings are unpredictable.

The Company and its subsidiaries are involved in lawsuits, regulatory inquiries, and other legal proceedings arising out of the ordinary course of its businesses. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities, and the outcomes of these matters are difficult to predict. For further information about the Company’s pending litigation, see “Item 3, Legal Proceedings”, on page 21.

The Company is dependent on receiving dividends from its subsidiaries to service its debt and to pay dividends to its shareholders.

As a holding company with no business operations of its own, the Company depends upon the dividend income that it receives from its subsidiaries as the primary source of funds to pay interest and principal on its outstanding debt obligations and to pay dividends to its shareholders. The Company’s subsidiaries are subject to significant regulatory restrictions from state insurance and banking laws and regulations which limit their ability to declare and pay dividends. These regulations impose minimum solvency and liquidity requirements on dividends between affiliated companies and require prior notice to, and may require approval from, state insurance or bank regulators before dividends can be paid. The inability of one or more of the Company’s subsidiaries to pay the Company sufficient dividends may materially affect the Company’s ability to timely pay its debt obligations or to pay dividends to its shareholders.

The Company’s equity investments are concentrated.

At December 31, 2005, the Company held 7.7 and 1.8 million shares of Northrop Grumman Corporation (“Northrop”) common and preferred stock, respectively. The total fair market value of the Company’s equity position in Northrop at year-end 2005 was $686.4 million, or 45 percent of the fair market value of the Company’s total equity portfolio (reflecting its investee at fair market value). The fair market value of the Company’s holdings of its investee, Intermec Inc. (“Intermec”) common stock at year-end 2005 was $427.8 million, or 28 percent of the fair market value of the Company’s total equity portfolio (reflecting its investee at fair market value). Its equity holdings in Northrop after tax represent approximately 21 percent of the Company’s total shareholders equity at December 31, 2005. The remainder of the Company’s equity investments is primarily composed of a diversified pool of externally managed common stock.

Common stock is subject to a variety of risk factors under the umbrella of market risk. General economic swings influence the performance of the underlying industries and companies within those industries. A downturn in the economy will have a negative impact on an equity portfolio. Industry- and company-specific risks have the potential to substantially affect the market value of the Company’s equity portfolio. In particular, a downturn in the defense industry, in which Northrop competes, or the global supply chain solutions industry, in which Intermec competes, may have an adverse effect on the price of the Company’s concentrated equity holdings.

The Company is subject to interest rate risk in its investment portfolio.

One of the Company’s primary market risk exposures is to changes in interest rates. A decline in market interest rates could have an adverse effect on the Company’s investment income as it invests cash in new investments that may yield less than the portfolio’s average rate. In a declining interest rate environment, borrowers may seek to refinance their borrowings at lower rates and, accordingly, prepay or redeem securities the Company holds more quickly than the Company initially expected. This action may cause the Company to reinvest the redeemed proceeds in lower yielding investments. An increase in market interest rates could also have an adverse effect on the value of the Company’s investment portfolio, for example, by decreasing the fair values of the fixed income securities that comprise a substantial majority of its investment portfolio.

The Company’s Consumer Finance segment receives interest on the loans it makes to its customers. The Consumer Finance segment also pays interest on the certificates of deposits it accepts. Accordingly, it is exposed to interest rate changes.

Managing technology initiatives and meeting new data security requirements present significant challenges to the Company.

While technological developments can streamline many business processes and ultimately reduce the cost of operations, technology initiatives can present short-term cost and implementation risks. In addition, projections of expenses, implementation schedules and utility of results may be inaccurate and can escalate over time.

Data security is subject to increasing regulation. The Company faces rising costs and competing time constraints in meeting compliance requirements of new and proposed regulations. The expanding volume and sophistication of computer viruses, hackers and other external hazards may increase the vulnerability of the Company’s data systems to security breaches. These increased risks and expanding regulatory requirements expose the Company to potential data loss and damages and significant increases in compliance costs.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Owned Properties

Unitrin owns the 41-story office building at One East Wacker Drive, Chicago, Illinois, that houses the executive offices of Unitrin. Unitrin occupies approximately 60,000 square feet of the 527,000 rentable square feet in the building. In addition, Unitrin subsidiaries together own 11 buildings located in 8 states consisting of approximately 225,000 square feet in the aggregate. Unitrin subsidiaries hold additional properties solely for investment purposes that are not utilized by the Company or its subsidiaries.

Leased Facilities

Unitrin’s Life and Health Insurance segment leases facilities with aggregate square footage of approximately 472,000 at 148 locations in 26 states. The latest expiration date of the existing leases is in January 2015.

Unitrin Kemper Auto and Home leases facilities with an aggregate square footage of approximately 249,000 at 8 locations in 7 states. The latest expiration date of the existing leases is in May 2011.

Unitrin Business Insurance leases facilities with an aggregate square footage of approximately 236,500 at 5 locations in 5 states. The latest expiration date of the existing leases is in August 2010.

Fireside occupies 34 leased facilities with an aggregate square footage of approximately 181,000 in 7 states (including consumer finance branches and main office buildings). The latest expiration date of the existing leases is in November 2011.

Unitrin Specialty leases facilities with an aggregate square footage of approximately 147,500 at 3 locations in 3 states. The latest expiration date of the existing leases is in March 2014.

Unitrin Direct leases facilities with an aggregate square footage of approximately 107,000 at 5 locations in 4 states. The latest expiration date of the existing leases is in March 2011.

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

During the quarter ended December 31, 2005, no matters were submitted to a vote of shareholders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unitrin’s common stock is traded on the New York Stock Exchange under the symbol of “UTR.” The high and low prices for Unitrin’s common stock during each quarterly period in 2005 and 2004 are incorporated herein by reference to the unaudited quarterly financial information contained in Note 22 to the Financial Statements, captioned “Quarterly Financial Information.”

Information as to the amount and frequency of cash dividends declared by Unitrin on its common stock during 2005 and 2004 is incorporated herein by reference to the following portions of the Financial Statements:

(a) Consolidated Statements of Shareholders’ Equity and Comprehensive Income; and

(b) Cash Dividends Paid to Shareholders (Per Share) included in Note 22 under the caption “Quarterly Financial Information.”

Information as to restrictions on the ability of Unitrin’s subsidiaries to transfer funds to Unitrin in the form of cash dividends, loans, or advances is incorporated herein by reference to the discussion on page 19 in Item 1A. above and to the following items:

(a) Note 9 to the Financial Statements, captioned “Shareholders’ Equity”; and

(b) The “Liquidity and Capital Resources” section of the MD&A.

As of January 26, 2006, the approximate number of record holders of Unitrin’s common stock was 6,566.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	40,000	$46.10	40,000	2,839,054
November 1 - November 30	306,000	$45.92	306,000	2,533,054
December 1 - December 31	60,900	$46.20	60,900	2,472,154

Total	406,900		406,900

(1)	This number represents purchases made by the Company under its stock repurchase program, which was first announced on August 8, 1990. The repurchase program was subsequently expanded several times, most recently in November 2000, when the Board of Directors expanded the Company’s authority to repurchase the Company’s common stock by an aggregate number of 4,000,000 shares (in addition to approximately 0.86 million shares remaining under its prior authorization). The repurchase program does not have an expiration date. This table does not include shares withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options under the Company’s four stock option plans.

Item 6.	Selected Financial Data.

Selected consolidated financial data for the five years ended December 31, 2005 is incorporated herein by reference to the data captioned “Financial Highlights” and filed as Exhibit 13.3 hereto.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005. Based on such evaluation, such officers have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Management’s annual report on internal control over financial reporting and the attestation report of the Company’s registered public accounting firm are included in Exhibit 13.1 under the headings “Management Report on Internal Control” and “Report of Independent Registered Public Accounting Firm,” respectively, and incorporated herein by reference.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated herein by reference to the sections captioned “Meetings and Committees of the Board of Directors,” “Unitrin Executive Officers,” “Ownership of Unitrin Common Stock” and “Corporate Governance” in the Proxy Statement for the 2006 Annual Meeting of Shareholders of Unitrin. Unitrin plans to file such proxy statement within 120 days after December 31, 2005, the end of Unitrin’s fiscal year.

The Company’s code of ethics applicable to its chief executive officer, chief financial officer and principal accounting officer (“Code of Ethics for Senior Financial Executives”) is posted in the Corporate Governance section of the Company’s website (unitrin.com). The Company also intends to disclose any future amendments to, and any waivers from (though none are anticipated), the Code of Ethics for Senior Financial Executives in the Corporate Governance section of its website.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the section captioned “Executive Officer Compensation and Benefits” in the Proxy Statement for the 2006 Annual Meeting of Shareholders of Unitrin. Neither the report by the Compensation Committee of Unitrin’s Board of

Directors nor the Unitrin stock performance graph to be included in such Proxy Statement shall be deemed to be incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the table below and incorporated herein by reference to the section captioned “Ownership of Unitrin Common Stock” in the Proxy Statement for the 2006 Annual Meeting of Shareholders of Unitrin.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs (1)
Equity Compensation Plans Approved by Security Holders	5,181,925	$42.61	3,700,178
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	5,181,925	$42.61	3,700,178

(1)	In addition to shares available for issuance under the Company’s four stock option plans, this number includes 999,250 shares of restricted stock available for issuance under the Company’s 2005 Restricted Stock and Restricted Stock Unit Plan.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item is incorporated herein by reference to the section captioned “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the 2006 Annual Meeting of Shareholders of Unitrin.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the section captioned “Independent Public Accountants” in the Proxy Statement for the 2006 Annual Meeting of Shareholders of Unitrin.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report:

1.	Financial Statements. The following financial statements, in response to Item 8 of the Form 10-K, have been filed as Exhibit 13.1 and together are incorporated by reference into Item 8 hereof:

The consolidated balance sheets of Unitrin and subsidiaries as of December 31, 2005 and 2004, and the consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for the years ended December 31, 2005, 2004 and 2003, together with the notes thereto and the report of Deloitte & Touche LLP thereon.

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

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.1 through 10.13 relate to compensatory plans filed or incorporated by reference as exhibits hereto pursuant to Item 15(c) of Form 10-K.

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

3.2	Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

4.1	Rights Agreement, dated as of August 4, 2004, between Unitrin, Inc. and Wachovia Bank, National Association, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2004.)

4.2	Senior Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and BNY Midwest Trust Company as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 1, 2002.)

4.3	Form of Subordinated Indenture (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 5.75% Senior Notes due July 1, 2007 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2002.)

4.5	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 30, 2003.)

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.2	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.3	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.4	Unitrin, Inc. 2002 Stock Option Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.5	2005 Restricted Stock and Restricted Stock Unit Plan (Incorporated herein by reference to Appendix B to the Company’s Proxy Statement, dated March 28, 2005, in connection with the Company’s 2005 Annual Meeting of Shareholders.)

10.6	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan (Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.7	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan (Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.8	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan (Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.9	Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994), as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.10	Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001), with the following executive officers:

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

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements.

Among the general factors that could cause actual results to differ materially from estimated results are:

•	Changes in general economic conditions, including performance of financial markets, interest rates, unemployment rates, and fluctuating values of particular investments maintained by the Company and its subsidiaries;

•	Heightened competition, including with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

•	The number and severity of insurance claims (including those associated with catastrophe losses) and their impact on the adequacy of loss reserves;

•	The impact of inflation on insurance claims, including, but not limited to, the effects attributed to scarcity of resources available to rebuild damaged structures, including labor and materials and the amount of salvage value recovered for damaged property;

•	Changes in the pricing or availability of reinsurance;

•	Changes in the financial condition of reinsurers and amounts recoverable therefrom;

•	Changes in industry trends and significant industry developments;

•	Regulatory approval of insurance rates, policy forms, license applications and similar matters;

•	Developments related to insurance policy claims and coverage issues;

•	Governmental actions, including new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions;

•	Adverse outcomes in litigation or other proceedings involving the Company or its subsidiaries;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces;

•	Changes in ratings by credit rating agencies and/or A.M. Best Co., Inc.;

•	Level of success and cost expended in realizing economies of scale and implementing significant business consolidations and technology initiatives;

•	Increased costs and risks related to data security;

•	Absolute and relative performance of the Company’s products or services; and

•	Other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Among the factors that could cause the Company’s actual losses from Hurricanes Katrina, Rita and Wilma to differ materially from estimated results are:

•	The impact of inflation on insurance claims, including, but not limited to, the effects attributed to scarcity of resources available to rebuild damaged structures, including labor and materials;

•	Orders, interpretations or other actions by regulators that impact the ability of the Company’s insurance subsidiaries to adjust and pay claims;

•	Interpretations or decisions by courts or regulators that may govern or influence insurance policy coverage issues arising with respect to losses incurred in connection with these hurricanes; and

•	Impact of residual market assessments and assessments for insurance industry insolvencies.

No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. The Company assumes no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this Annual Report on Form 10-K. The reader is advised, however, to consult any further disclosures the Company makes on related subjects in filings made with the SEC.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Unitrin, Inc. has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized, on January 31, 2006.

UNITRIN, INC.
(Registrant)

By:	/s/ RICHARD C. VIE
Richard C. Vie
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Unitrin, Inc. in the capacities indicated on January 31, 2006.

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

SCHEDULE I

UNITRIN, INC. AND SUBSIDIARIES

INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2005

(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$1,370.8	$1,351.2	$1,351.2
States, Municipalities and Political Subdivisions	1,396.9	1,447.5	1,447.5
Corporate Securities:
Other Bonds and Notes	1,213.0	1,279.9	1,279.9
Redemptive Preferred Stocks	8.0	8.0	8.0

Total Investments in Fixed Maturities	3,988.7	4,086.6	4,086.6

Northrop Grumman Corporation Preferred Stock	177.5	225.7	225.7
Northrop Grumman Corporation Common Stock	330.7	460.7	460.7
Other Equity Securities:
Preferred Stocks	75.1	82.9	82.9
Common Stocks	227.7	329.6	329.6

Total Investments in Other Equity Securities	302.8	412.5	412.5

Investee (A)
Intermec, Inc.	80.4	427.8	80.4

Total Investee	80.4	427.8	80.4

Loans, Real Estate and Short-term Investments	1,008.9	XXX.X	1,008.9

Total Investments	$5,889.0		$6,274.8

(A) - Amortized Cost = Cost Plus Cumulative Undistributed Earnings.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(Dollars in Millions)

	December 31, 2005	December 31, 2004
ASSETS
Investment in Subsidiaries and Investee	$2,479.0	$2,395.2
Northrop Grumman Preferred Stock at Fair Value (Cost: 2005 - $186.9; 2004 - $186.9)	225.7	234.3
Northrop Grumman Common Stock at Fair Value (Cost: 2005 - $85.8; 2004 - $50.0)	96.0	49.8
Notes Receivable from Subsidiary, 10.00% Due 2010	20.0	—
Other Equity Securities at Fair Value (Cost: 2005 - $3.5; 2004 - $2.6)	4.2	3.0
Short Term Investments	1.0	34.0
Cash	0.2	4.9
Other Receivables	12.2	4.7
Other Assets	2.3	0.1

Total Assets	$2,840.6	$2,726.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior Notes Payable, 5.75% due 2007 (Fair Value: 2005 $302.0; 2004 - $311.7)	$299.0	$298.3
Senior Notes Payable, 4.875% due 2010 (Fair Value:2005 - $196.2; 2004 - $198.7)	198.5	198.3
Accrued Expenses and Other Liabilities	185.4	190.7

Total Liabilities	682.9	687.3

Shareholders’ Equity:
Common Stock	6.9	6.9
Additional Paid-in Capital	711.4	621.4
Retained Earnings	1,188.2	1,160.8
Accumulated Other Comprehensive Income	251.2	249.6

Total Shareholders’ Equity	2,157.7	2,038.7

Total Liabilities and Shareholders’ Equity	$2,840.6	$2,726.0

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Millions)

	Years Ended December 31,
	2005	2004	2003
Net Investment Income	$15.6	$14.1	$14.3
Net Realized Investment Gains (Losses)	0.8	11.0	(6.6)

Total Revenues	16.4	25.1	7.7

Interest Expense	28.4	28.3	22.2
Other Operating (Income) Expenses	—	(1.2)	2.4

Total Operating Expenses	28.4	27.1	24.6

Income (Loss) before Income Taxes and Equity in Net Income of Subsidiaries and Investee	(12.0)	(2.0)	(16.9)
Income Tax Benefit	7.6	4.0	9.4

Income (Loss) before Equity in Net Income of Subsidiaries and Investee	(4.4)	2.0	(7.5)
Equity in Net Income of Subsidiaries and Investee	259.9	238.2	131.1

Net Income	$255.5	$240.2	$123.6

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Millions)

	Years Ended December 31,
	2005	2004	2003
Operating Activities:
Net Income	$255.5	$240.2	$123.6
Adjustment Required to Reconcile Net Income to Net Cash Provided by Operations:
Equity in Net Income of Subsidiaries and Investee	(259.9)	(238.2)	(131.1)
Cash Dividends from Subsidiaries	299.5	17.2	136.3
Net Realized Investment (Gains) Losses	(0.7)	(11.1)	6.6
Other, Net	2.3	(76.7)	58.9

Net Cash Provided (Used) by Operating Activities	296.7	(68.6)	194.3

Investing Activities:
Purchase of Common Stock from Subsidiary	—	—	(182.3)
Purchase of Reliable Life Insurance from Subsidiary	(174.0)	—	—
Sale of Common Stocks to Subsidiary	—	—	18.0
Sale of Common Stocks to Unaffiliates	11.1	184.0	96.5
Change in Short term Investments	33.0	(26.0)	5.0
Capital Contributed to Subsidiaries	—	—	(93.5)
Issuance of Note Receivable to Subsidiary	(20.0)	—	—
Issuance of Mortgage Loan to Subsidiary	—	—	(45.0)
Other, Net	(0.9)	(0.9)	(1.1)

Net Cash Provided (Used) by Investing Activities	(150.8)	157.1	(202.4)

Financing Activities:
Notes Payable Proceeds:
Revolving Credit Agreement	40.0	—	200.0
Senior Notes Issued	—	—	198.0
Notes Payable Payments:
Revolving Credit Agreement	(40.0)	—	(280.0)
Cash Dividends Paid	(117.4)	(113.5)	(112.2)
Common Stock Repurchases	(48.9)	—	(1.4)
Exercise of Stock Options	15.7	28.4	5.2

Net Cash Provided (Used) by Financing Activities	(150.6)	(85.1)	9.6

Increase (Decrease) in Cash	(4.7)	3.4	1.5
Cash, Beginning of Year	4.9	1.5	—

Cash, End of Year	$0.2	$4.9	$1.5

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Millions)

	Years Ended December 31,
	2005	2004	2003
Net Income	$255.5	$240.2	$123.6
Other Comprehensive Income (Loss):
Gross Unrealized Holding Gains (Losses) Arising During Year:
Securities Held by Subsidiaries	17.1	138.4	34.8
Securities Held by Parent	2.5	21.4	(4.1)
Cumulative Translation Adjustment in Investee	0.3	1.7	1.8

Gross Unrealized Holding Gains (Losses) Arising During Year	19.9	161.5	32.5
Income Tax Benefit (Expense)	(6.9)	(56.5)	(11.3)

Unrealized Holding Gains (Losses) Arising During Year, Net	13.0	105.0	21.2

Reclassification Adjustment for Gross (Gains) Losses Realized in Net Income:
Securities Held by Subsidiaries	(16.9)	(87.5)	(42.2)
Securities Held by Parent	(0.6)	10.9	6.8

Reclassification Adjustment for Gross (Gains) Losses Realized in Net Income	(17.5)	(76.6)	(35.4)
Income Tax Expense (Benefit)	6.1	26.7	12.4

Reclassification Adjustment for (Gains) Losses Realized in Net Income (Loss), Net	(11.4)	(49.9)	(23.0)

Other Comprehensive Income (Loss)	1.6	55.1	(1.8)

Total Comprehensive Income	$257.1	$295.3	$121.8

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE III

UNITRIN, INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in Millions)

	Year Ended December 31,								December 31,
	Premiums	Premiums Written		Other Income	Net Investment Income	Insurance Claims and Policyholders' Benefits	Amortization Of Deferred Policy Acquisition Costs	Other Insurance Expenses	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
Year Ended December 31, 2005:
Unitrin Kemper Auto and Home	$945.7		$958.4	$0.6	$48.1	$625.9	$168.7	$120.4	$75.2	$553.6	$420.1
Unitrin Specialty	453.2		450.4	—	20.6	335.1	66.6	29.4	16.9	295.8	148.7
Unitrin Direct	221.3		223.2	0.2	8.6	173.4	9.0	46.2	5.1	99.4	115.0
Unitrin Business Insurance	190.6		187.1	—	28.2	116.6	32.1	53.8	17.0	419.7	96.4
Life and Health (1)	667.5		N/A	6.2	157.1	414.3	58.3	266.5	324.0	2,436.1	30.2
Other	—		N/A	2.5	19.5	—	—	(33.5)	—	131.8	0.2

Total	$2,478.3	$	N/A	$9.5	$282.1	$1,665.3	$334.7	$482.8	$438.2	$3,936.4	$810.6

Year Ended December 31, 2004:
Unitrin Kemper Auto and Home	$945.8		$952.5	$7.0	$39.6	$639.0	$155.7	$121.2	$69.7	$503.5	$408.0
Unitrin Specialty	486.8		484.5	—	18.0	356.4	72.8	30.8	17.9	270.7	151.6
Unitrin Direct	188.6		213.2	—	6.9	149.8	6.7	44.1	4.4	93.7	113.4
Unitrin Business Insurance	196.0		186.6	—	25.7	126.1	34.6	41.9	15.6	456.2	101.1
Life and Health (1)	668.0		N/A	3.6	150.0	396.9	53.8	273.6	314.4	2,339.0	32.0
Other	—		N/A	2.5	21.0	—	—	(11.2)	—	180.9	1.5

Total	$2,485.2	$	N/A	$13.1	$261.2	$1,668.2	$323.6	$500.4	$422.0	$3,844.0	$807.6

Year Ended December 31, 2003:
Unitrin Kemper Auto and Home	$883.0		$955.9	$17.8	$26.6	$674.6	$152.2	$122.8
Unitrin Specialty	512.0		514.5	—	15.9	380.7	77.5	30.8
Unitrin Direct	149.9		164.9	—	3.3	123.9	3.1	45.6
Unitrin Business Insurance	250.8		215.0	—	23.8	174.6	43.9	42.7
Life and Health (1)	661.5		N/A	4.4	134.9	387.1	58.3	286.5
Other	—		N/A	2.9	27.4	—	—	(19.3)

Total	$2,457.2	$	N/A	$25.1	$231.9	$1,740.9	$335.0	$509.1

(1)	The Company's Life and Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life and Health Insurance segment.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV

UNITRIN, INC.

REINSURANCE SCHEDULE

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2005:
Life Insurance in Force	$21,026.9	$729.2	$—	$20,297.7	—
Premiums
Life Insurance	$402.2	$0.9	$—	$401.3	0.0%
Accident and Health Insurance	161.3	0.8	—	160.5	—
Property and Liability Insurance	1,873.4	41.9	85.0	1,916.5	4.4%

Total Premiums	$2,436.9	$43.6	$85.0	$2,478.3	3.4%

Year Ended December 31, 2004:
Life Insurance in Force	$20,259.0	$902.6	$—	$19,356.4	—
Premiums
Life Insurance	$402.6	$0.9	$—	$401.7	0.0%
Accident and Health Insurance	163.9	2.6	—	161.3	—
Property and Liability Insurance	1,748.5	35.4	209.1	1,922.2	10.9%

Total Premiums	$2,315.0	$38.9	$209.1	$2,485.2	8.4%

Year Ended December 31, 2003:
Life Insurance in Force	$19,530.4	$1,156.7	$—	$18,373.7	—
Premiums
Life Insurance	$403.3	$1.4	$0.3	$402.2	0.1%
Accident and Health Insurance	161.7	2.7	—	159.0	—
Property and Liability Insurance	1,305.9	44.9	635.0	1,896.0	33.5%

Total Premiums	$1,870.9	$49.0	$635.3	$2,457.2	25.9%

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE VI

UNITRIN, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

(Dollars in Millions)

Affiliation	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses		Discount	Unearned Premiums	Earned Premiums	Net Investment Income	Claim and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
								Current Year	Prior Years
Year Ended December 31, 2005:
Consolidated property casualty entities	$115.0		$1,531.5	$—	$783.5	$1,916.5	$106.2	$1,398.3	$(92.1)	$288.8	$1,306.2	$1,924.9
Unconsolidated property casualty subsidiaries	—		—	—	—	—	—	—	—	—	—	—

Total	$115.0	$ $	1,531.5	$—	$783.5	$1,916.5	$106.2	$1,398.3	$(92.1)	$288.8	$1,306.2	$1,924.9

Year Ended December 31, 2004:
Consolidated property casualty entities	$108.4		$1,510.7	$—	$780.9	$1,922.2	$91.6	$1,351.0	$(39.0)	$281.4	$1,131.2	$1,941.7
Unconsolidated property casualty subsidiaries	—		—	—	—	—	—	—	—	—	—	—

Total	$108.4		$1,510.7	$—	$780.9	$1,922.2	$91.6	$1,351.0	$(39.0)	$281.4	$1,131.2	$1,941.7

Year Ended December 31, 2003:
Consolidated property casualty entities						$1,896.0	$71.0	$1,388.4	$2.8	$290.3	$1,173.6	$1,950.8
Unconsolidated property casualty subsidiaries						—	—	—	—	—	—	—

Total						$1,896.0	$71.0	$1,388.4	$2.8	$290.3	$1,173.6	$1,950.8

See Accompanying Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Unitrin, Inc.

We have audited the consolidated financial statements of Unitrin, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our report thereon dated January 30, 2006; such consolidated financial statements and report are included in the Company’s 2005 Annual Report to Shareholders of Unitrin, Inc. and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Chicago, Illinois

January 30, 2006