Form 10-Q
period 2006-03-31
UNITRIN INC
filed 2006-05-01
CIK 860748

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

68,586,951 shares of common stock, $0.10 par value, were outstanding as of April 24, 2006.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
Earned Premiums	$613.8	$615.2
Consumer Finance Revenues	58.4	52.3
Net Investment Income	74.9	72.0
Other Income	0.8	1.9
Net Realized Investment Gains	11.6	5.7

Total Revenues	759.5	747.1

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	413.4	399.3
Insurance Expenses	199.0	201.1
Consumer Finance Expenses	45.2	39.0
Interest and Other Expenses	15.9	14.6

Total Expenses	673.5	654.0

Income before Income Taxes and Equity in Net Income of Investee	86.0	93.1
Income Tax Expense	25.4	27.8

Income before Equity in Net Income of Investee	60.6	65.3
Equity in Net Income of Investee	5.4	2.6

Net Income	$66.0	$67.9

Net Income Per Share	$0.96	$0.99

Net Income Per Share Assuming Dilution	$0.96	$0.98

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2006 - $3,970.0; 2005 - $3,988.7)	$3,986.4	$4,086.6
Northrop Grumman Corporation Preferred Stock at Fair Value (Cost: 2006 - $177.5; 2005 - $177.5)	239.2	225.7
Northrop Grumman Corporation Common Stock at Fair Value (Cost: 2006 - $321.7; 2005 - $330.7)	509.2	460.7
Other Equity Securities at Fair Value (Cost: 2006 - $285.4; 2005 - $302.8)	398.7	412.5
Investee (Intermec) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2006 - $386.2; 2005 - $427.8)	85.6	80.4
Short-term Investments at Cost which Approximates Fair Value	588.1	524.5
Other	505.7	484.4

Total Investments	6,312.9	6,274.8

Cash	43.4	44.5
Consumer Finance Receivables at Cost (Fair Value: 2006 - $1,147.6; 2005 - $1,112.5)	1,151.2	1,109.5
Other Receivables	810.5	828.0
Deferred Policy Acquisition Costs	446.7	438.2
Goodwill	344.7	344.7
Other Assets	152.4	158.6

Total Assets	$9,261.8	$9,198.3

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$2,429.1	$2,404.9
Property and Casualty	1,514.6	1,531.5

Total Insurance Reserves	3,943.7	3,936.4

Certificates of Deposits at Cost (Fair Value: 2006 - $1,083.4; 2005 - $1,070.9)	1,084.9	1,074.3
Unearned Premiums	822.1	810.6
Accrued and Deferred Income Taxes	291.1	272.8
Notes Payable at Amortized Cost (Fair Value: 2006 - $499.4; 2005 - $504.3)	503.9	503.6
Accrued Expenses and Other Liabilities	428.1	442.9

Total Liabilities	7,073.8	7,040.6

Shareholders’ Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 68,584,658 Shares Issued and Outstanding at March 31, 2006 and 68,516,167 Shares Issued and Outstanding at December 31, 2005	6.9	6.9
Paid-in Capital	722.0	711.4
Retained Earnings	1,214.4	1,188.2
Accumulated Other Comprehensive Income	244.7	251.2

Total Shareholders’ Equity	2,188.0	2,157.7

Total Liabilities and Shareholders’ Equity	$9,261.8	$9,198.3

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Operating Activities:
Net Income	$66.0	$67.9
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(5.7)	(7.4)
Equity in Net Income of Investee before Taxes	(8.4)	(4.1)
Amortization of Investments	2.2	3.0
Decrease in Other Receivables	17.9	29.7
Increase in Insurance Reserves and Unearned Premiums	17.7	25.8
Increase in Accrued and Deferred Income Taxes	22.6	26.4
Decrease in Accrued Expenses and Other Liabilities	(28.1)	(21.9)
Net Realized Investment Gains	(11.6)	(5.7)
Provision for Loan Losses	11.6	9.7
Other, Net	12.8	3.5

Net Cash Provided by Operating Activities	97.0	126.9

Investing Activities:
Sales and Maturities of Fixed Maturities	104.0	181.4
Purchases of Fixed Maturities	(78.3)	(260.1)
Sales of Northrop Grumman Corporation Common Stock	12.7	—
Sales of Other Equity Securities	37.2	23.4
Purchases of Equity Securities	(12.9)	(17.7)
Change in Short-term Investments	(62.8)	(90.7)
Acquisition and Improvements of Investment Real Estate	(1.8)	(5.0)
Change in Other Investments	(19.6)	0.9
Change in Consumer Finance Receivables	(53.5)	(42.6)
Other, Net	(3.2)	(7.3)

Net Cash Used by Investing Activities	(78.2)	(217.7)

Financing Activities:
Change in Certificates of Deposits	10.6	32.1
Change in Universal Life and Annuity Contracts	1.2	1.1
Change in Liability for Funds Held for Securities on Loan	—	63.9
Notes Payable Proceeds	20.0	20.0
Notes Payable Payments	(20.0)	(20.0)
Cash Dividends Paid	(30.2)	(29.3)
Common Stock Repurchases	(4.0)	—
Cash Exercise of Stock Options	2.0	3.3
Excess Tax Benefits from Share-based Awards	0.5	—

Net Cash Provided (Used) by Financing Activities	(19.9)	71.1

Decrease in Cash	(1.1)	(19.7)
Cash, Beginning of Year	44.5	82.1

Cash, End of Period	$43.4	$62.4

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Unitrin, Inc. (“Unitrin” or the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America is not required by the rules and regulations of the SEC and has been condensed or omitted. In the opinion of the Company’s management, the unaudited Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2005 (the “2005 Annual Report”).

Accounting Changes

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No.123(R) replaces SFAS No. 123, Accounting for Stock- Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company has adopted SFAS No. 123(R) using the modified prospective method effective January 1, 2006. Under the modified prospective method, companies record prospectively the compensation cost for new and modified awards, on or after the date of adoption, over the requisite service period of such awards. In addition, companies record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining requisite service period of such awards. The Company previously adopted SFAS No. 123 in 2003. Accordingly, the incremental effect of adoption of SFAS No. 123(R) was not material.

In 2005, some of the Company’s awards under share-based payment arrangements with employees were accounted for under the intrinsic value method of APB Opinion No. 25. The effects on Net Income, Net Income Per Share and Net Income Per Share Assuming Dilution if the fair value based method had been applied to all awards in 2005 are presented below:

(Dollars in Millions, Except Per Share Amounts)	Three Months Ended March 31, 2005
Net Income, As Reported	$67.9
Add: Stock-Based Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	1.7
Deduct: Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	(1.8)

Pro Forma Net Income	$67.8

Net Income Per Share:
As Reported	$0.99

Pro Forma	$0.98

Net Income Per Share Assuming Dilution:
As Reported	$0.98

Pro Forma	$0.98

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Catastrophe Reinsurance

The Company maintains three separate catastrophe reinsurance programs for its property and casualty insurance businesses. The annual program covering the Company’s Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments provides, effective January 1, 2006, coverage of $36 million above retention of $4 million. The annual program covering the Company’s Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments also provided coverage of $36 million above retention of $4 million in 2005. The annual program covering the property insurance operations of the Company’s Life and Health Insurance segment provides, effective January 1, 2006, coverage of $90 million above retention of $10 million. The annual program covering the property insurance operations of the Company’s Life and Health Insurance segment provided coverage of $52 million above retention of $8 million in 2005. The annual program covering the Company’s Unitrin Kemper Auto and Home segment provides, effective July 1, 2005, coverage of $160 million above retention of $20 million in 2005. The program covering the Company’s Unitrin Kemper Auto and Home segment renews on July 1, 2006. Coverage for each reinsurance program is provided in three layers. In addition, in the event that the Company’s incurred catastrophe losses and loss adjustment expense (“LAE”) covered by any of its three catastrophe reinsurance programs exceed the retention for a particular program, each of the programs requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such program. The reinstatement premium is a percentage of the original premium based on the ratio of the losses exceeding the Company’s retention to the reinsurers’ coverage limit. In addition to these programs, the Company purchases reinsurance from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in the state of Florida at retentions lower than those described above.

During the second half of 2005, three major hurricanes that significantly impacted the Company (Katrina, Rita and Wilma) made landfall in the United States. During the first quarter of 2006, the Company significantly increased its estimate of losses and LAE, before reinsurance recoveries, for Hurricane Katrina due primarily to an $11.5 million increase in the estimate of assessed indirect losses from the Mississippi Windstorm Underwriting Association residual market. In addition, the Company significantly increased its estimate of losses and LAE, before reinsurance recoveries, for Hurricane Rita due primarily to an increase in the estimate of direct losses in the Company’s Life and Health Insurance segment. The increase in the Company’s estimate of losses and LAE, before reinsurance recoveries, had no impact on the Company’s reported losses and LAE, net of reinsurance, or Net Income for the three months ended March 31, 2006. However, the Company recorded an additional reinstatement premium of $1.1 million in the first quarter of 2006.

The Company currently estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, its Life and Health Insurance segment incurred losses and LAE of $59.7 million, before reinsurance recoveries, or $51.7 million of losses and LAE in excess of its retention of $8.0 million. The process of estimating and establishing reserves for both direct losses and LAE and indirect residual market losses is inherently uncertain and the actual ultimate cost of losses and LAE, before reinsurance recoveries, may vary from the estimated amount reserved. Any unfavorable development in the Life and Health Insurance segment that ultimately results in actual losses and LAE, before reinsurance recoveries, .from Hurricane Katrina in excess of $60 million would have a direct impact on net income.

The Company currently estimates that, as a result of Hurricane Rita’s landfall in Texas and Louisiana, its Life and Health Insurance subsidiaries together with Capitol County Mutual Fire Insurance Company (“Capitol”) (see Note 13, “Relationships with Mutual Holding Companies and Mutual Insurance Companies,” to the condensed consolidated Financial Statements) incurred losses and LAE of $45.2 million, before reinsurance recoveries, or $37.2 million of losses and LAE in excess of its retention of $8.0 million.

The Company currently estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, its Unitrin Kemper Auto and Home segment incurred losses and LAE of $45.7 million, before reinsurance recoveries, or $25.7 million of losses and LAE in excess of its retention of $20 million.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Catastrophe Reinsurance (continued)

The Company currently estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, its Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments together incurred losses and LAE of $5.1 million, before reinsurance recoveries, or $1.1 million of losses and LAE in excess of their retention of $4 million.

Note 3 - Notes Payable

Total Debt Outstanding at March 31, 2006 and December 31, 2005 was:

(Dollars in Millions)	March 31, 2006	Dec. 31, 2005
Senior Notes at Amortized Cost:
5.75% Senior Notes due July 1, 2007	$299.2	$299.0
4.875% Senior Notes due November 1, 2010	198.6	198.5
Mortgage Note Payable at Amortized Cost	6.1	6.1

Total Debt Outstanding	$503.9	$503.6

On June 24, 2005, the Company entered into a five-year, $325 million, unsecured, revolving credit agreement, expiring June 30, 2010, with a group of financial institutions. The agreement provides for fixed and floating rate advances for periods up to one year at various interest rates. The agreement also contains various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for the Company’s largest insurance subsidiaries. The proceeds from advances under the revolving credit facility may be used for general corporate purposes. The new revolving credit agreement replaced the Company’s former $360 million revolving credit agreement which would have expired on August 30, 2005, but was terminated as of June 24, 2005. The Company had no outstanding advances under its unsecured, revolving credit agreements at March 31, 2006 or December 31, 2005. Undrawn letters of credit issued pursuant to the unsecured, revolving credit agreement were $13.1 million and $13.4 million at March 31, 2006 and December 31, 2005, respectively. Accordingly, the amounts available for future borrowing were $311.9 million and $311.6 million at March 31, 2006 and December 31, 2005, respectively.

Interest Paid, including facility fees, for the three months ended March 31, 2006 and 2005 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Notes Payable under Revolving Credit Agreements	$0.2	$0.1
5.75% Senior Notes due July 1, 2007	8.6	8.6
4.875% Senior Notes due November 1, 2010	—	—
Mortgage Note Payable	0.1	0.1

Total Interest Paid	$8.9	$8.8

Interest Expense, including facility fees and accretion of discount, for the three months ended March 31, 2006 and 2005 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Notes Payable under Revolving Credit Agreements	$0.2	$0.2
5.75% Senior Notes due July 1, 2007	4.5	4.5
4.875% Senior Notes due November 1, 2010	2.5	2.5
Mortgage Note Payable	0.1	0.1

Total Interest Expense	$7.3	$7.3

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended
(Dollars and Shares in Millions, Except Per Share Amounts)	March 31, 2006	March 31, 2005
Net Income	$66.0	$67.9
Dilutive Effect on Net Income from Investee’s Equivalent Shares	(0.1)	—

Net Income Assuming Dilution	$65.9	$67.9

Weighted Average Common Shares Outstanding	68.5	68.9
Dilutive Effect of Unitrin Stock Option Plans	0.4	0.5

Weighted Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	68.9	69.4

Net Income Per Share	$0.96	$0.99

Net Income Per Share Assuming Dilution	$0.96	$0.98

Options outstanding at March 31, 2006 and 2005 to purchase 1.7 million shares and 0.4 million shares, respectively, of Unitrin common stock were excluded from the computation of Net Income Per Share Assuming Dilution for the three months ended March 31, 2006 and 2005, respectively, because the exercise prices exceeded the average market price.

Note 5 - Other Comprehensive Loss

Other Comprehensive Loss for the three months ended March 31, 2006 and 2005 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Decrease in Unrealized Gains, Net of Reclassification Adjustment for Gains Included in Net Income	$(6.9)	$(52.4)
Other	(3.2)	3.2
Effect of Income Taxes	3.6	17.3

Other Comprehensive Loss	$(6.5)	$(31.9)

Total Comprehensive Income for the three months ended March 31, 2006 and 2005 was $59.5 million and $36.0 million, respectively.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Income from Investments

Net Investment Income for the three months ended March 31, 2006 and 2005 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Investment Income:
Interest and Dividends on Fixed Maturities	$51.8	$51.9
Dividends on Northrop Preferred Stock	3.1	3.1
Dividends on Northrop Common Stock	1.9	1.8
Dividends on Other Equity Securities	2.6	3.0
Short-term Investments	6.2	2.6
Real Estate	6.9	6.7
Other	7.7	8.1

Total Investment Income	80.2	77.2

Investment Expenses:
Real Estate	5.0	4.9
Other	0.3	0.3

Total Investment Expenses	5.3	5.2

Net Investment Income	$74.9	$72.0

The components of Net Realized Investment Gains for the three months ended March 31, 2006 and 2005 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Fixed Maturities:
Gains on Dispositions	$0.9	$0.8
Losses on Dispositions	(0.4)	(0.1)
Northrop Common Stock:
Gains on Dispositions	3.8	—
Other Equity Securities:
Gains on Dispositions	8.5	6.9
Losses on Dispositions	(0.4)	(0.5)
Losses from Write-downs	(1.0)	(1.3)
Other Investments:
Gains on Dispositions	0.2	—
Losses on Dispositions	—	(0.1)

Net Realized Investment Gains	$11.6	$5.7

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the three months ended March 31, 2006 and 2005 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Service Cost Benefits Earned	$3.5	$3.2
Interest Cost on Projected Benefit Obligations	4.8	4.5
Expected Return on Plan Assets	(5.7)	(5.1)
Net Amortization and Deferral	—	(0.1)

Total Pension Expense	$2.6	$2.5

The components of Postretirement Benefits Other than Pension Expense for the three months ended March 31, 2006 and 2005 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Service Cost Benefits Earned	$0.1	$—
Interest Cost on Projected Benefit Obligations	0.7	0.9
Net Amortization and Deferral	(0.5)	(0.2)

Total Postretirement Benefits Other than Pension Expense	$0.3	$0.7

Note 8 – Long-term Equity Compensation Plans

The Company has four stock option plans, all of which have been approved by the Company’s shareholders. Stock options to purchase the Company’s common stock are granted at prices equal to the fair market value of the Company’s common stock on the date of grant to both employees and directors. Employee options generally vest over a period of three and one-half years and expire ten years from the date of grant. Beginning in 2003, options granted to employees were coupled with tandem stock appreciation rights (“SAR”), settled in Company stock. Options granted to directors are exercisable one year from the date of grant and expire ten years from the date of grant. At March 31, 2006, options to purchase 5,554,353 shares of the Company’s common stock were outstanding and options to purchase 2,207,029 shares of the Company’s common stock were available for future grants under the Company’s four stock option plans.

To encourage stock ownership, the Company’s four stock option plans include provisions, subject to certain limitations beginning in 2006 as described below, to automatically grant restorative, or reload stock options (“Restorative Options”), to replace shares of previously owned Unitrin common stock that an exercising option holder surrenders, either actually or constructively, in order to satisfy the exercise price and/or tax withholding obligations relating to the exercise. Restorative Options are subject to the same terms and conditions as the original options, including the expiration date, except that the exercise price is equal to the fair market value of Unitrin common stock on the date of grant and cannot be exercised until six months after the date of grant.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Long-term Equity Compensation Plans (continued)

For original awards granted beginning in 2006 and Restorative Options granted thereunder, Restorative Options will be granted only if, on the date of exercise of the option giving rise to the Restorative Option, the market price of Unitrin common stock exceeds such option’s exercise price by 15%. Further, no Restorative Options will be granted if the option giving rise to the Restorative Option is set to expire within twelve months.

In addition, the Company has a restricted stock plan, which has been approved by the Company’s shareholders. Under this plan, restricted stock and restricted stock units may be granted to all eligible employees. Recipients of restricted stock are entitled to full dividend and voting rights and all awards are subject to forfeiture until certain restrictions have lapsed. As of March 31, 2006, 86,150 shares of restricted stock having a weighted-average fair value of $47.85 have been awarded, of which 400 shares were forfeited and 914,250 common shares remain available for future grants.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The expected terms of options are developed by considering the Company’s historical share option exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Further, the Company aggregates individual awards into relatively homogenous groups that exhibit similar exercise behavior in order to obtain a more refined estimate of the expected term of options. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield is the annualized yield on Unitrin common stock on the date of grant for original grants. For Restorative Options, the annualized yield on Unitrin common stock for the month prior to the grant of the Restorative Option is used. No assumption for any future dividend rate change is included in the current expected dividend yield assumption. The risk free interest rate is the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option. The assumptions used in the Black-Scholes pricing model were as follows:

	Jan. 1 - Mar. 31, 2006	Jan. 1 - Mar. 31, 2005
Range of Valuation Assumptions
Expected Volatility	19.35% - 23.60%	19.51% - 24.26%
Risk Free Interest Rate	4.30% - 4.61%	2.90% - 4.04%
Expected Dividend Yield	3.55% - 3.74%	4.63% - 4.65%

Weighted-Average Expected Life
Employee Grants	2 - 7 years	1 - 7 years
Director Grants	4 - 6 years	8 years

For options with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Long-term Equity Compensation Plans (continued)

Option and SAR activity during the period ended March 31, 2006, is presented below:

	Shares subject to options	Weighted- Average Exercise price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at Beginning of the Year	5,181,175	$42.61
Granted	701,539	47.56
Exercised	(264,163)	39.56
Cancelled	(64,198)	43.58

Outstanding at March 31, 2006	5,554,353	$43.37	6.20	$21.70

Exercisable at March 31, 2006	3,280,249	$43.17	5.11	$14.30

Activity related to non-vested restricted stock and stock options for the three months ended March 31, 2006, is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share	Stock Options	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	750	$47.06	2,187,430	$5.44
Granted	85,400	47.86	701,539	7.24
Vested	—	—	(574,365)	4.36
Forfeited	(400)	47.86	(40,500)	7.04

Nonvested Balance at March 31, 2006	85,750	$47.85	2,274,104	$6.27

The Company recognized compensation expense of $3.2 million and $2.6 million for the three months ended March 31, 2006 and 2005, respectively. The total fair value of stock options that vested during the three months ended March 31, 2006 and 2005 was $2.5 million and $0.8 million, respectively. Total unamortized compensation expense related to nonvested awards at March 31, 2006 was approximately $10.0 million, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

Total intrinsic value of stock options exercised was $1.9 million and $6.7 million for the three months ended March 31, 2006 and 2005, respectively. Cash received from option exercises was $2.0 million and $3.3 million for the three months ended March 31, 2006 and 2005, respectively. Total tax benefits realized for tax deductions from option exercises were $0.7 million and $2.3 million for the three months ended March 31, 2006 and 2005, respectively. Excess tax benefits, included in total tax benefits, realized for tax deductions from option exercises were $0.5 million and $1.9 million for the three months ended March 31, 2006 and 2005, respectively.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 - Income Taxes

At December 31, 2005, the Company had not provided Federal income taxes on $15 million of income earned prior to 1984 by one of the Company’s life insurance subsidiaries (the “Pre-1984 Undistributed Income”). Under tax laws applicable to years 2004 and prior, such income would not be subject to Federal income taxes under certain circumstances. Federal income taxes could have been incurred on such income if it had been distributed to shareholders or if other limitations were not met. The American Jobs Creation Act of 2004 (“AJCA”) has effectively suspended the taxation of this income for years 2005 and 2006. Furthermore, to the extent qualifying distributions can be made in 2006 out of the affected life insurance subsidiary, the Company can eliminate any or all of this income that would potentially be subject to tax in years after 2006. The Company anticipates that, subject to regulatory approval, the Company’s affected life insurance subsidiary will make a qualifying distribution before December 31, 2006 in order to eliminate all of its remaining Pre-1984 Undistributed Income. The Company currently does not expect to incur income taxes on such qualifying distribution due to the suspension of taxation described above. During 2005, two of the Company’s other life insurance subsidiaries made qualifying distributions of their Pre-1984 Undistributed Income and eliminated $177 million of income that would have been potentially subject to tax in years after 2006. There was no impact on income tax expense in 2005 for these qualifying distributions.

Income taxes paid were $5.0 million for the three months ended March 31, 2006, compared to $2.9 million for the same period in 2005.

Note 10 - Business Segments

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through six operating segments: Unitrin Kemper Auto and Home, Unitrin Specialty, Unitrin Direct, Unitrin Business Insurance, Life and Health Insurance and Consumer Finance.

The Unitrin Kemper Auto and Home segment provides preferred and standard risk personal automobile and homeowners insurance through independent agents. The Unitrin Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty markets through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their driving records. Unitrin Direct markets personal automobile insurance through direct mail, television and the Internet through web insurance portals, click-thrus and its own website. The Unitrin Business Insurance segment provides commercial automobile, general liability, commercial fire, commercial multi-peril and workers’ compensation insurance. Its products are designed and priced for those businesses that have demonstrated favorable risk characteristics and loss histories and are sold by independent agents. The Life and Health Insurance segment includes individual life, accident, health and hospitalization insurance. The Company’s Life and Health Insurance employee-agents also market property insurance products under common management. The Consumer Finance segment makes consumer loans primarily for the purchase of pre-owned automobiles and offers certificates of deposits.

It is the Company’s management practice to allocate certain corporate expenses to its operating units. The Company considers the management of certain investments, Northrop Grumman (“Northrop”) common and preferred stock, Baker Hughes, Inc. (“Baker Hughes”) common stock and Intermec common stock, to be a corporate responsibility. Accordingly, the Company does not allocate dividend income from these investments to its operating segments. The Company does not allocate Net Realized Investment Gains to its operating segments.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 - Business Segments (continued)

Segment Revenues for the three months ended March 31, 2006 and 2005 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Revenues:
Unitrin Kemper Auto and Home:
Earned Premiums	$232.6	$233.1
Net Investment Income	12.4	12.0
Other Income	0.1	0.2

Total Unitrin Kemper Auto and Home	245.1	245.3

Unitrin Specialty:
Earned Premiums	109.2	113.9
Net Investment Income	5.6	5.3

Total Unitrin Specialty	114.8	119.2

Unitrin Direct:
Earned Premiums	54.6	53.1
Net Investment Income	2.3	2.3
Other Income	0.1	—

Total Unitrin Direct	57.0	55.4

Unitrin Business Insurance:
Earned Premiums	46.8	47.2
Net Investment Income	7.2	7.6

Total Unitrin Business Insurance	54.0	54.8

Life and Health Insurance:
Earned Premiums	170.6	167.9
Net Investment Income	42.5	40.2
Other Income	—	1.1

Total Life and Health Insurance	213.1	209.2

Consumer Finance	58.4	52.3

Total Segment Revenues	742.4	736.2
Unallocated Dividend Income	5.1	5.1
Net Realized Investment Gains	11.6	5.7
Other	0.4	0.1

Total Revenues	$759.5	$747.1

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 - Business Segments (continued)

Segment Operating Profit for the three months ended March 31, 2006 and 2005 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Segment Operating Profit (Loss):
Unitrin Kemper Auto and Home	$30.3	$28.5
Unitrin Specialty	10.6	10.6
Unitrin Direct	(2.7)	0.7
Unitrin Business Insurance	(2.4)	8.7
Life and Health Insurance	27.7	27.5
Consumer Finance	13.2	13.3

Total Segment Operating Profit	76.7	89.3

Unallocated Dividend Income	5.1	5.1
Net Realized Investment Gains	11.6	5.7
Other Expense, Net	(7.4)	(7.0)

Income Before Income Taxes and Equity in Net Income of Investee	$86.0	$93.1

Segment Net Income for the three months ended March 31, 2006 and 2005 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Segment Net Income (Loss):
Unitrin Kemper Auto and Home	$21.9	$20.5
Unitrin Specialty	7.9	7.7
Unitrin Direct	(1.3)	0.9
Unitrin Business Insurance	(0.4)	6.9
Life and Health Insurance	18.1	17.9
Consumer Finance	7.7	7.7

Total Segment Net Income	53.9	61.6
Net Income (Loss) From:
Unallocated Dividend Income	4.5	4.5
Net Realized Investment Gains	7.5	3.7
Other Expense, Net	(5.3)	(4.5)

Income Before Equity in Net Income of Investee	60.6	65.3
Equity in Net Income of Investee	5.4	2.6

Net Income	$66.0	$67.9

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 - Business Segments (continued)

Earned Premiums by product line for the three months ended March 31, 2006 and 2005 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Life	$101.5	$101.7
Accident and Health	40.1	39.7
Property and Casualty:
Personal Lines:
Automobile	285.2	292.5
Homeowners	98.3	93.8
Other Personal	12.2	11.2

Total Personal Lines	395.7	397.5
Commercial Lines:
Automobile	44.6	44.6
Property and Liability	21.0	20.3
Workers’ Compensation	5.2	5.6
Commercial Reinsurance Program	5.7	5.8

Total Commercial Lines	76.5	76.3

Total Earned Premiums	$613.8	$615.2

Note 11 - Related Party Transactions

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

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based upon the fair market value of the assets under management. At March 31, 2006, the Company’s subsidiaries and the Company’s pension plans had $181.9 million and $80.9 million, respectively, in investments managed by FS&C. During the first three months of 2006, the Company’s subsidiaries and the Company’s pension plans paid $0.2 million in the aggregate to FS&C. During the first three months of 2005, the Company’s subsidiaries and the Company’s pension plans paid $0.2 million in the aggregate to FS&C.

With respect to the Company’s 401(k) Savings Plan, one of the alternative investment choices afforded to participants is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. As of March 31, 2006, participants in the Company’s 401(k) Savings Plan had allocated approximately $25.5 million for investment in the Dreyfus Appreciation Fund, representing 10% of the total amount invested in the Company’s 401(k) Savings Plan.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Related Party Transactions (continued)

The Company believes that the transactions described above have been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

As described in Note 13, the Company also has certain relationships with mutual insurance holding companies and mutual insurance companies. Such companies are owned by the policyholders of such companies or their insurance subsidiaries.

Note 12 - Legal Proceedings

In the ordinary course of their businesses, the Company and its subsidiaries are involved in a number of legal proceedings, including lawsuits and regulatory examinations. Some of these proceedings include matters particular to the Company or one or more of its subsidiaries, while other matters pertain to business practices in the industries in which the Company or its subsidiaries operate. Many of these matters raise complicated issues and are subject to uncertainties and difficulties, including but not limited to: (i) the underlying facts of the matter; (ii) unsettled questions of law; (iii) issues unique to the jurisdiction where the matter is pending; (iv) damage claims, including claims for punitive damages, that are disproportionate to the actual economic loss incurred; and (v) the general legal and regulatory environment faced by large corporations generally and the insurance and banking sectors specifically. Additionally, some of the lawsuits seek class action status that, if granted, could expose the Company or its subsidiaries to potentially significant liability by virtue of the size of the putative classes. Accordingly, the outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular points in time are in most cases difficult or impossible to ascertain with any degree of certainty.

The Company believes that resolution of its pending legal proceedings will not have a material adverse effect on the Company’s financial position. However, given the unpredictability of the legal process, there can be no assurance that one or more of these matters will not produce a loss which could have a material adverse effect on the Company’s financial results for any given period.

Note 13 - Relationships with Mutual Insurance Holding Companies and Mutual Insurance Companies

Unitrin’s subsidiary, Trinity Universal Insurance Company (“Trinity”) and Milwaukee Insurance Company (“MIC”) are parties to a quota share reinsurance agreement whereby Trinity assumes 95% of the business written or assumed by MIC. MIC is owned by Mutual Insurers Holding Company (“MIHC”), which in turn is owned by MIC’s policyholders. Effective July 1, 2001, MIC and First NonProfit Insurance Company (through its predecessor, First NonProfit Mutual Insurance Company) (“FNP”) are parties to a quota share reinsurance agreement whereby MIC assumes 80% of certain business written or assumed by FNP. Pursuant to an amendment to the MIC/FNP reinsurance agreement, which became effective January 1, 2003, FNP agrees to arrange for its parent company, First NonProfit Mutual Holding Company (“FNMHC”), to nominate a simple majority to the FNMHC board of directors selected by MIC. On January 15, 2003, FNMHC elected five employees of the Company, as selected by MIC, to the FNMHC board of directors pursuant to the terms of the amendment. Such employees continue to serve as directors of FNMHC at March 31, 2006. FNP is owned by FNMHC, which in turn is owned by FNP’s policyholders. Five employees of the Company also serve as directors of MIHC’s nine member board of directors. Two employees of the Company also serve as directors of MIC, but together do not constitute a majority of MIC’s board of directors. The quota share agreements can be terminated at anytime by any of the parties to the respective agreements, subject to the notice requirements in such agreements.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 - Relationships with Mutual Insurance Holding Companies and Mutual Insurance Companies (continued)

Trinity and ORCC are parties to a quota share reinsurance agreement whereby, effective January 1, 2006, Trinity assumes 100% of the business written by ORCC. Prior to January 1, 2006, Trinity did not assume business written by ORCC.

The Reliable Life Insurance Company (“Reliable”), a wholly-owned subsidiary of Unitrin, provides certain administrative services to Capitol and its subsidiary, ORCC. In addition, agents appointed by Reliable and employed by the Unitrin’s subsidiary, United Insurance Company of America, are also appointed by Capitol and ORCC to sell property insurance products. Union National Life Insurance Company, a wholly-owned subsidiary of Unitrin, also provides claims administration services to Capitol and ORCC. The Company also provides certain investment services to Capitol and ORCC.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Summary of Results

Net Income was $66.0 million ($0.96 per common share) for the three months ended March 31, 2006, compared to $67.9 million ($0.99 per common share) for the same period in 2005. As discussed throughout this Management’s Discussion and Analysis of Results of Operations and Financial Condition, Net Income decreased for the three months ended March 31, 2006, due to lower operating results in the Company’s operating segments, partially offset by higher Net Realized Investment Gains.

Total Revenues were $759.5 million and $747.1 million for the three months ended March 31, 2006 and 2005, respectively, an increase of $12.4 million.

Earned Premiums were $613.8 million and $615.2 million for the three months ended March 31, 2006 and 2005, respectively, a decrease of $1.4 million. Earned Premiums decreased for the three months ended March 31, 2006, primarily in the Unitrin Specialty segment, partially offset by increased Earned Premiums in the Life and Health Insurance segment and the Unitrin Direct segment.

Consumer Finance Revenues increased by $6.1 million for the three months ended March 31, 2006, compared to the same period in 2005, due primarily to higher levels of loans outstanding, partially offset by lower portfolio interest rates.

Net Investment Income increased by $2.9 million for the three months ended March 31, 2006, compared to the same period in 2005, due primarily to higher levels of investments.

Net Realized Investment Gains were $11.6 million for the three months ended March 31, 2006, compared to $5.7 million for the same period in 2005. Net Realized Investment Gains in 2006 include pretax gains of $6.7 million and $3.8 million from sales of a portion of the Company’s investments in Baker Hughes, Inc. (“Baker Hughes”) common stock and Northrop Grumman (“Northrop”) common stock, respectively. The Company cannot anticipate when or if similar investment gains may occur in the future.

Critical Accounting Estimates

The Company’s subsidiaries conduct their businesses in three industries: property and casualty insurance, life and health insurance and consumer finance. Accordingly, the Company is subject to several industry-specific accounting principles under accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The process of estimation is inherently uncertain. Accordingly, actual results could ultimately differ materially from the estimated amounts reported in a company’s financial statements. Different assumptions are likely to result in different estimates of reported amounts. The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty incurred losses and loss adjustment expenses (“LAE”), the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of postretirement benefit obligations. The Company’s critical accounting policies with respect to the valuation of investments, the valuation of reserves for property and casualty incurred losses and LAE, the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of postretirement benefit obligations are described in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in its Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2005. There has been no material change, subsequent to December 31, 2005, to information previously disclosed with respect to the Company’s critical accounting policies for the valuation of investments, the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of postretirement benefit obligations. Information regarding the valuation of the Company’s reserve for property and casualty incurred losses and LAE follows.

Critical Accounting Estimates (continued)

Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses

Property and casualty insurance reserves for losses and LAE are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $1,514.6 million and $1,531.5 million of gross loss and LAE reserves at March 31, 2006 and December 31, 2005, respectively. Property and Casualty Insurance Reserves by business segment at March 31, 2006 and December 31, 2005, were:

(Dollars in Millions)	March 31, 2006	Dec. 31, 2005
Unitrin Kemper Auto and Home	$554.7	$553.6
Unitrin Specialty	305.3	295.8
Unitrin Direct	100.6	99.4
Unitrin Business Insurance	419.2	419.7
Life and Health Insurance	12.3	31.2
Unallocated Ceded Reserves	122.5	131.8

Total Property and Casualty Insurance Reserves	$1,514.6	$1,531.5

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

The Company’s actuaries generally review the results of at least four of these estimation methodologies, two based on paid data and two based on incurred data, to initially estimate loss and LAE reserves and to determine if a change in prior estimates is required. In some cases, the methodologies produce a cluster of estimates with a tight band of indicated possible outcomes. In other cases, however, the methodologies produce conflicting results and wider bands of indicated possible outcomes. However, such bands do not necessarily constitute a range of outcomes, nor does management or the Company’s actuaries calculate a range of outcomes.

At a minimum, the Company analyzes 45 product and/or coverage levels, for over 40 separate prior accident quarters for both losses and LAE using many of the loss reserving methodologies identified above. In all, there are over 10,000 combinations of accident quarters, coverage levels, and generally accepted actuarial estimation methodologies used to estimate the Company’s unpaid losses and LAE. In some cases, the Company’s actuaries make adjustments to these loss reserving methodologies or use additional generally accepted actuarial estimation methodologies to estimate ultimate losses and LAE.

Critical Accounting Estimates (continued)

For each accident quarter, the point estimate selected by the Company’s actuaries is not necessarily one of the points produced by any particular one of the methodologies utilized, but often is another point that takes into consideration each of the points produced by the several loss methodologies used. In some cases, for a particular product, the current accident quarter may not have enough paid claims data to rely upon, leading the Company’s actuaries to conclude that the incurred loss development methodology provides a better estimate than the paid loss development methodology. Therefore, the Company’s actuaries may give more weight to the incurred loss methodology for that particular accident quarter. As an accident quarter ages for that same product, the actuary may gain more confidence in the paid loss methodology and begin to give more weight to the paid loss methodology. The Company’s actuaries’ quarterly selections are summed by product and/or coverage levels to create the actuarial indication of the ultimate losses. More often than not, the actuarial indication for a particular product line and accident quarter is most heavily weighted towards the incurred loss development methodology, particularly for short-tail lines such as personal automobile. Historically, the incurred loss development methodology has been more reliable in predicting ultimate losses for these lines, especially in the more recent accident quarters when compared with the paid loss development methodology. In the event of a wide variation among results generated by the different projection methodologies, the Company’s actuaries further analyze the data using additional techniques.

The final step in the quarterly loss and LAE reserving process involves a comprehensive review of the actuarial indications by the Company’s senior actuary and senior management who apply their collective judgment and determine the appropriate estimated level of reserves to record. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in claim handling practices or other changes that affect the timing of payment or development patterns, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, the improvement or deterioration of actuarial indications in the current period as compared to prior periods, and the amount of reserves related to third-party pools for which the Company does not have access to the underlying data and, accordingly, relies on calculations provided by such pools. Total recorded reserves have been consistently higher than the actuarial indication of reserves. Total recorded reserves for losses and LAE were 3.8% and 3.7% higher than the actuarial indication of reserves at March 31, 2006 and December 31, 2005, respectively.

The Company’s goal is to ensure its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs while sustaining minimal variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully developed. Changes in the Company’s estimates of these losses and LAE over time, also referred to as “development”, will occur and may be material. Favorable development is recognized when the Company decreases its estimate of previously reported losses and LAE and results in an increase in net income in the period recognized, whereas adverse development is recognized when the Company increases its estimate of previously reported losses and LAE and results in a decrease in net income. The Company recognized favorable development of $25.6 million before tax and $23.2 million before tax for the three months ended March 31, 2006 and 2005, respectively.

Critical Accounting Estimates (continued)

Development by the Company’s business segments was:

	Favorable (Adverse) Development Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Unitrin Kemper Auto and Home	$17.4	$15.3
Unitrin Business Insurance	4.4	4.2
Unitrin Specialty	4.2	3.2
Unitrin Direct	0.2	1.3
Life and Health Insurance	(0.6)	(0.8)

Total Favorable Development, Net	$25.6	$23.2

Development in the Company’s Unitrin Kemper Auto and Home segment and Unitrin Business segment together comprised 85% and 84% of the Company’s favorable development for the three months ended March 31, 2006 and 2005, respectively. Additional information regarding this development follows.

Unitrin Kemper Auto and Home Development

In June of 2002, the Company acquired the personal lines property and casualty insurance business of the Kemper Insurance Companies (“KIC”) in a renewal rights transaction. Pursuant to the agreements among the parties, KIC retained all liabilities for policies issued by KIC prior to the closing, while the Company is entitled to premiums written for substantially all personal lines property and casualty insurance policies issued or renewed after the closing and is liable for losses and LAE incurred thereon. Accordingly, the results for the Unitrin Kemper Auto and Home segment for 2003 and 2002, including, but not limited to, the earned premiums and losses and LAE, are not necessarily indicative of a full year on a going-forward-basis. The Unitrin Kemper Auto and Home segment did not complete a full calendar year underwriting cycle after the acquisition date until 2004. Accordingly, the Company’s results for 2002 and 2003 did not represent 100% of the acquired business. For example, for the 2002 calendar year, the Company’s share of earned premiums for the KIC personal lines business was approximately 20% of the entire KIC personal lines business. For the 2003 calendar year, the Company’s share of earned premiums was approximately 90% of the entire KIC personal lines business.

The Company’s actuaries use various generally accepted actuarial incurred and paid loss development methodologies to estimate unpaid losses and LAE. The key assumption in these estimation methodologies is that patterns observed in prior periods are indicative of how losses and LAE are expected to develop in the future and that such historical data can be used to predict and estimate ultimate losses and LAE. Initially, the Company’s actuaries had to rely solely on the historical data of KIC (the “KIC Data”) to predict how losses for business written by the Company after the acquisition would develop. As Unitrin Kemper Auto and Home continued to renew policies, the paid loss and incurred loss data related to the Company’s share of the entire KIC personal lines business gradually increased. Immediately after the acquisition, the Company began accumulating incurred and paid loss and LAE data for its share of the KIC personal lines business (the “Unitrin Data”). In 2003 and throughout 2004, the Company’s actuaries began to review the Unitrin Data and began comparing development factors for it with the development factors for the KIC Data. These initial reviews indicated that the Unitrin Data was producing lower development factors than the factors produced by the KIC Data. However, the amount of Unitrin Data available for analysis was still limited, and the Company’s actuaries could not be confident that the observed changes in development were anything but random fluctuations and, therefore, placed less weight on the most recent development patterns.

Critical Accounting Estimates (continued)

Since the acquisition, the Company’s actuaries have gained increasing confidence that the development patterns from the Unitrin Data were not only different from the KIC Data, but that these patterns were also sustainable. As the Company’s actuaries gave more weight, and continued to give more weight each quarter, to the improved development patterns from the Unitrin Data in the selection of their incremental development factors throughout 2004 and 2005 and into 2006, Unitrin Kemper Auto and Home has recognized favorable development each quarter as appropriate.

The lower development factors for the Unitrin Data primarily resulted from improvements in the claim handling procedures on this book of business. In 2002, Unitrin Kemper Auto and Home began to place special emphasis on reporting claims directly to the Company. Prior to that time, a policyholder’s agent usually was the primary contact to report a claim. In July of 2002, approximately one-third of all claims were reported directly to Unitrin Kemper Auto and Home compared to approximately two-thirds at the end of 2005. Direct reporting of losses has enabled the Company not only to reduce claim cycle times, but also to better respond to and control loss costs. Unitrin Kemper Auto and Home has also focused on shortening the number of days from when a loss is reported until the related claim is closed while also controlling the overall loss and LAE costs. Specifically, Unitrin Kemper Auto and Home has implemented several claims handling loss mitigation programs, including:

•	Increased its utilization of alternative dispute resolution processes, such as mediation and arbitration, to facilitate settlements and reduce defense and legal costs;

•	Increased its in-house legal expertise to better manage the litigation processes and expenses, including managing the external lawyers with whom Unitrin Kemper Auto and Home contracts to defend its claims; and,

•	Increased emphasis on attempting to settle third-party claims earlier in the claims process in an effort to control the ultimate claim and LAE payout.

Although the Company’s actuaries were aware of, and gave consideration to, the changes in the Company’s claims handling processes, it takes several years to ascertain whether such changes in claims handling will ultimately result in lower ultimate paid losses and LAE. Accordingly, the improvements have emerged and have been recognized over several quarterly periods as the Company’s actuaries have become more convinced that lower losses and LAE have in fact been realized. However, the Company cannot make any assurances that all such improvements have fully emerged or will continue to emerge.

Unitrin Business Insurance Development

The Company attributes development in its Unitrin Business Insurance segment primarily to changes in its claims handling processes and the re-underwriting of its underlying book of business over the past few years. In addition, favorable development for the three months ended March 31, 2006 includes development of $1.7 million related to the favorable settlement of two specific claims.

Unitrin Business Insurance improved its claims handling by placing increased emphasis on earlier identification of the full value of a claim, especially case reserves for larger claims. As part of this effort, a large loss unit was created in its home office to handle all significant claims. In addition, Unitrin Business Insurance initiated several claims handling cost cutting measures, such as using third-party analytic software for legal expense and bodily injury review, outsourcing workers’ compensation bill review, utilizing preferred vendors for damage repair, and pursuing subrogation more aggressively. The combined effects of these claims handling initiatives were case reserves in the earlier evaluation periods that more closely matched the ultimate payments.

Unitrin Business Insurance began aggressively re-underwriting its book of business in 2002 and substantially completed its re-underwriting activities in the first quarter of 2004. Emphasis was placed on removing highly volatile, unprofitable, and undesirable risks from Unitrin Business Insurance’s book of business, which resulted in a significant reduction in the number of policies in force. Improvements in the quality of the book reduced the number and severity of claims in more recent quarters resulting in better-than-expected development of loss and LAE reserves.

Critical Accounting Estimates (continued)

Although the Company’s actuaries were aware of, and gave consideration to, the changes in the Company’s claims handling processes and the re-underwriting in estimating unpaid losses and LAE for Unitrin Business Insurance, it takes several years to ascertain whether such changes in claims handling and re-underwriting will ultimately result in lower ultimate paid losses and LAE. Accordingly, the improvements have emerged and have been recognized over several quarterly periods as the Company’s actuaries have become more convinced that lower losses and LAE have in fact been realized. However, the Company cannot make any assurances that all such improvements have fully emerged or will continue to emerge.

Additional information pertaining to the estimation of and development of the Company’s Property and Casualty Insurance Reserves for Losses and LAE is contained in Item 1 of Part I of the Company’s 2005 Annual Report on Form 10-K under the heading “Property and Casualty Loss and Loss Adjustment Expense Reserves” and in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s 2005 Annual Report on 10-K under the heading “Critical Accounting Estimates.”

Catastrophes

The Company maintains three separate catastrophe reinsurance programs for its property and casualty insurance businesses. The annual program covering the Company’s Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments provides, effective January 1, 2006, coverage of $36 million above retention of $4 million. The annual program covering the Company’s Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments also provided coverage of $36 million above retention of $4 million in 2005. The annual program covering the property insurance operations of the Company’s Life and Health Insurance segment provides, effective January 1, 2006, coverage of $90 million above retention of $10 million. The annual program covering the property insurance operations of the Company’s Life and Health Insurance segment provided coverage of $52 million above retention of $8 million in 2005. The annual program covering the Company’s Unitrin Kemper Auto and Home segment provides, effective July 1, 2005, coverage of $160 million above retention of $20 million in 2005. The program covering the Company’s Unitrin Kemper Auto and Home segment renews on July 1, 2006. Coverage for each reinsurance program is provided in three layers. In addition, in the event that the Company’s incurred catastrophe losses and LAE covered by any of its three catastrophe reinsurance programs exceed the retention for a particular program, each of the programs requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such program. The reinstatement premium is a percentage of the original premium based on the ratio of the losses exceeding the Company’s retention to the reinsurers’ coverage limit. In addition to these programs, the Company purchases reinsurance from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in the state of Florida at retentions lower than those described above.

During the second half of 2005, three major hurricanes that significantly impacted the Company (Katrina, Rita and Wilma) made landfall in the United States. During the first quarter of 2006, the Company significantly increased its estimate of losses and LAE, before reinsurance recoveries, for Hurricane Katrina due primarily to an $11.5 million increase in the estimate of assessed indirect losses from the Mississippi Windstorm Underwriting Association residual market. In addition, the Company significantly increased its estimate of losses and LAE, before reinsurance recoveries, for Hurricane Rita due primarily to an increase in the estimate of direct losses in the Company’s Life and Health Insurance segment. The increase in the Company’s estimate of losses and LAE, before reinsurance recoveries, had no impact on the Company’s reported losses and LAE, net of reinsurance, or Net Income for the three months ended March 31, 2006. However, the Company recorded an additional reinstatement premium of $1.1 million in the first quarter of 2006.

The Company currently estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, its Life and Health Insurance segment incurred losses and LAE of $59.7 million, before reinsurance recoveries, or $51.7 million of losses and LAE in excess of its retention of $8.0 million. The process of estimating and establishing reserves for both direct losses and LAE and indirect residual market losses is inherently uncertain and the actual ultimate cost of losses and LAE, before reinsurance recoveries, may vary from the estimated amount reserved. Any unfavorable development in the Life and Health Insurance segment that ultimately results in actual losses and LAE, before reinsurance recoveries, from Hurricane Katrina in excess of $60 million would have a direct impact on net income.

Catastrophes (continued)

The Company currently estimates that, as a result of Hurricane Rita’s landfall in Texas and Louisiana, its Life and Health Insurance subsidiaries together with Capitol County Mutual Fire Insurance Company (“Capitol”) (see Note 13, “Relationships with Mutual Holding Companies and Mutual Insurance Companies,” to the condensed consolidated Financial Statements) incurred losses and LAE of $45.2 million, before reinsurance recoveries, or $37.2 million of losses and LAE in excess of its retention of $8.0 million.

The Company currently estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, its Unitrin Kemper Auto and Home segment incurred losses and LAE of $45.7 million, before reinsurance recoveries, or $25.7 million of losses and LAE in excess of its retention of $20 million.

The Company currently estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, its Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments together incurred losses and LAE of $5.1 million, before reinsurance recoveries, or $1.1 million of losses and LAE in excess of their retention of $4 million.

Unitrin Kemper Auto and Home

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Earned Premiums:
Automobile	$151.1	$154.6
Homeowners	69.3	67.3
Other Personal	12.2	11.2

Total Earned Premiums	232.6	233.1
Net Investment Income	12.4	12.0
Other Income	0.1	0.2

Total Revenues	245.1	245.3

Incurred Losses and LAE	147.5	146.4
Insurance Expenses	67.3	70.4

Operating Profit	30.3	28.5
Income Tax Expense	8.4	8.0

Net Income	$21.9	$20.5

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	60.7%	60.0%
Incurred Catastrophe Loss and LAE Ratio	2.7%	2.8%

Total Incurred Loss and LAE Ratio	63.4%	62.8%
Incurred Expense Ratio	28.9%	30.2%

Combined Ratio	92.3%	93.0%

(Dollars in Millions)	March 31, 2006	Dec. 31, 2005
Insurance Reserves:
Personal Automobile	$412.4	$414.9
Homeowners	115.9	111.3
Other Personal	26.4	27.4

Insurance Reserves	$554.7	$553.6

Unitrin Kemper Auto and Home (continued)

(Dollars in Millions)	March 31, 2006	Dec. 31, 2005
Insurance Reserves:
Loss Reserves:
Case	$221.6	$220.3
Incurred but Not Reported	229.6	230.1

Total Loss Reserves	451.2	450.4
LAE Reserves	103.5	103.2

Insurance Reserves	$554.7	$553.6

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$17.6	$15.6
Adverse Catastrophe Loss and LAE
Reserve Development, Net	(0.2)	(0.3)

Total Favorable Loss and LAE Reserve Development, Net	$17.4	$15.3

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	3.1%	3.0%

Earned Premiums in the Unitrin Kemper Auto and Home segment decreased by $0.5 million for the three months ended March 31, 2006, compared to the same period in 2005. Homeowners insurance earned premiums increased by $2.8 million due to higher premium rates and higher volume. Homeowners earned premiums also included a reduction of $0.8 million to reinstate catastrophe reinsurance coverage. Other insurance earned premiums increased by $1.0 million due to higher premium rates, partially offset by lower volume. Automobile insurance earned premiums decreased by $3.5 million due primarily to lower volume of insurance.

Operating Profit in the Unitrin Kemper Auto and Home segment increased by $1.8 million for the three months ended March 31, 2006, compared to the same period in 2005. Insurance expenses decreased by $3.1 million due primarily to a change in the Company’s estimate of contingent commissions payable to agents and lower restructuring costs. Restructuring costs recognized in the Unitrin Kemper Auto and Home segment were $0.1 million for the three months ended March 31, 2006, compared to $0.8 million for the same period in 2005. The Unitrin Kemper Auto and Home segment recognized favorable loss and LAE reserve development of $17.4 million for the three months ended March 31, 2006, compared to favorable loss and LAE reserve development of $15.3 million for the same period in 2005. Favorable development attributed to automobile insurance was $11.8 million in 2006, compared to $6.2 million in 2005. Favorable development on homeowners insurance was $4.5 million in 2006, compared to $8.6 million in 2005. Favorable development on other insurance was $1.1 million in 2006, compared to $0.5 million in 2005. Excluding development, incurred losses and LAE as a percentage of earned premiums increased from 69.4% in 2005 to 70.9% in 2006 due primarily to higher incurred losses and LAE from homeowners insurance.

Net Income in the Unitrin Kemper Auto and Home segment increased by $1.4 million for the three months ended March 31, 2006, compared to the same period in 2005, due primarily to the change in Operating Profit. The Unitrin Kemper Auto and Home segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $6.3 million in the first quarter of 2006, compared to $5.7 million in 2005. Tax-exempt investment income and dividends received deductions increased due primarily to certain intersegment investment transactions in the fourth quarter of 2005 (see discussion under the heading “Income Taxes” in this Management’s Discussion and Analysis of Results of Operations and Financial Condition).

Unitrin Specialty

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Earned Premiums:
Personal Automobile	$79.5	$84.8
Commercial Automobile	29.7	29.1

Total Earned Premiums	109.2	113.9
Net Investment Income	5.6	5.3

Total Revenues	114.8	119.2
Incurred Losses and LAE	81.6	84.5
Insurance Expenses	22.6	24.1

Operating Profit	10.6	10.6
Income Tax Expense	2.7	2.9

Net Income	$7.9	$7.7

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	74.9%	73.9%
Incurred Catastrophe Loss and LAE Ratio	-0.2%	0.3%

Total Incurred Loss and LAE Ratio	74.7%	74.2%
Incurred Expense Ratio	20.7%	21.2%

Combined Ratio	95.4%	95.4%

(Dollars in Millions)	March 31, 2006	Dec. 31, 2005
Insurance Reserves:
Personal Automobile	$156.9	$161.7
Commercial Automobile	130.9	116.5
Other	17.5	17.6

Insurance Reserves	$305.3	$295.8

Unitrin Specialty (continued)

(Dollars in Millions)	March 31, 2006	Dec. 31, 2005
Insurance Reserves:
Loss Reserves:
Case	$169.1	$153.2
Incurred but Not Reported	80.4	84.5

Total Loss Reserves	249.5	237.7
LAE Reserves	55.8	58.1

Insurance Reserves	$305.3	$295.8

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$3.7	$3.2
Favorable Catastrophe Loss and LAE Reserve Development, Net	0.5	—

Total Favorable Loss and LAE Reserve Development, Net	$4.2	$3.2

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	1.4%	1.2%

Earned Premiums in the Unitrin Specialty segment decreased by $4.7 million for the three months ended March 31, 2006, compared to the same period in 2005 due primarily to lower personal automobile insurance premium rates and Unitrin Specialty’s decision to exit its motorcycle insurance business. The Unitrin Specialty segment has experienced increased competition from traditional non-standard risk automobile insurance companies as well as standard risk automobile insurance companies. The Unitrin Specialty segment has reduced personal automobile insurance rates in certain states, where profitability is above the Unitrin Specialty segment’s target levels, to improve its competitive position and in January 2006 began writing personal automobile insurance for the first time in Florida. Personal automobile earned premiums in the first quarter of 2005 included $2.9 million of motorcycle insurance premiums. Unitrin Specialty exited this line of business during 2005.

Operating Profit in the Unitrin Specialty segment was $10.6 million for both the three months ended March 31, 2006 and 2005. Incurred losses and LAE as a percentage of earned premiums increased due primarily to a higher number of large losses, partially offset by more favorable loss reserve development in 2006. Loss and LAE reserve development had a favorable effect of $4.2 million for the three months ended March 31, 2006, compared to a favorable effect of $3.2 million for the same period in 2005. Insurance expenses as a percentage of earned premiums decreased due primarily to lower commission expense as a percentage of earned premiums, due in part to a change in the mix of business.

Net Income in the Unitrin Specialty segment was $7.9 million for the three months ended March 31, 2006, a slight increase from the same period in 2005. The Unitrin Specialty segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $2.8 million in the first quarter of 2006, compared to $2.5 million in 2005. Tax-exempt investment income and dividends received deductions increased due primarily to certain intersegment investment transactions in the fourth quarter of 2005 (see discussion under the heading “Income Taxes” in this Management’s Discussion and Analysis of Results of Operations and Financial Condition).

Unitrin Direct

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Earned Premiums	$54.6	$53.1
Net Investment Income	2.3	2.3
Other Income	0.1	—

Total Revenues	57.0	55.4

Incurred Losses and LAE	44.3	41.4
Insurance Expenses	15.4	13.3

Operating Profit (Loss)	(2.7)	0.7
Income Tax Benefit	1.4	0.2

Net Income (Loss)	$(1.3)	$0.9

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	80.7%	78.1%
Incurred Catastrophe Loss and LAE Ratio	0.4%	-0.1%

Total Incurred Loss and LAE Ratio	81.1%	78.0%
Incurred Expense Ratio	28.2%	25.0%

Combined Ratio	109.3%	103.0%

(Dollars in Millions)	March 31, 2006	Dec. 31, 2005
Insurance Reserves:
Loss Reserves:
Case	$72.3	$70.2
Incurred but Not Reported	10.4	12.2

Total Loss Reserves	82.7	82.4
LAE Reserves	17.9	17.0

Insurance Reserves	$100.6	$99.4

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$0.4	$1.3
Adverse Catastrophe Loss and LAE Reserve Development, Net	(0.2)	—

Total Favorable Loss and LAE Reserve Development, Net	$0.2	$1.3

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	0.2%	1.4%

Unitrin Direct (continued)

Earned Premiums in the Unitrin Direct segment increased by $1.5 million for the three months ended March 31, 2006, compared to the same period in 2005, due to higher premium rates partially offset by lower volume. Earned premiums declined by $1.4 million compared to the fourth quarter of 2005. Unitrin Direct reduced its writings of new and renewal business in certain states during 2005 while implementing certain product changes and rate increases. Growth in targeted states did not completely offset the decline in premium volume in the states where writings were reduced. Unitrin Direct has begun to allocate a larger portion of its marketing budget to television advertising and to reduce its direct mail efforts. Unitrin Direct began writing premiums in one new state during the first quarter of 2006 and anticipates entering into five additional states during 2006. The Company does not anticipate significant growth in earned premium until the second half of 2006.

Operating Loss in the Unitrin Direct segment was $2.7 million for the three months ended March 31, 2006, compared to an Operating Profit of $0.7 million for the same period in 2005. Operating results decreased due primarily to higher incurred losses and LAE and higher marketing expenses as a percentage of earned premiums. Incurred losses and LAE increased primarily due to lower favorable loss and LAE reserve development and higher loss adjustment expenses. Loss adjustment expenses increased partially due to an increase in the claims staff in anticipation of higher premium growth. Unitrin Direct recognized favorable loss and LAE reserve development of $0.2 million for the three months ended March 31, 2006, compared to favorable loss and LAE reserve development of $1.3 million for the same period in 2005. Marketing expenses as a percentage of earned premiums increased from 4.7% in 2005 to 7.6% in 2006, due primarily to increased spending on television and web advertising. Direct marketing initially results in higher expenses as a percentage of earned premiums because up-front marketing costs, to the extent they are not deferrable, are expensed as incurred.

Unitrin Direct reported a Net Loss of $1.3 million for the three months ended March 31, 2006, compared to Net Income of $0.9 million for the same period in 2005, primarily due to the decrease in operating results. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $1.2 million in the first quarter of 2006, compared to $1.1 million in 2005.

Unitrin Business Insurance

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Earned Premiums:
Commercial Automobile	$14.9	$15.5
Commercial Property and Liability	21.0	20.3
Workers’ Compensation	5.2	5.6
Commercial Reinsurance Program	5.7	5.8

Total Earned Premiums	46.8	47.2
Net Investment Income	7.2	7.6

Total Revenues	54.0	54.8

Incurred Losses and LAE	31.7	26.2
Insurance Expenses	24.7	19.9

Operating Profit (Loss)	(2.4)	8.7
Income Tax Benefit (Expense)	2.0	(1.8)

Net Income (Loss)	$(0.4)	$6.9

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	66.4%	55.1%
Incurred Catastrophe Loss and LAE Ratio	1.3%	0.4%

Total Incurred Loss and LAE Ratio	67.7%	55.5%
Incurred Expense Ratio	52.8%	42.2%

Combined Ratio	120.5%	97.7%

(Dollars in Millions)	March 31, 2006	Dec. 31, 2005
Insurance Reserves:
Commercial Automobile	$74.5	$79.4
Commercial Property and Liability	220.6	216.4
Workers’ Compensation	92.7	94.7
Commercial Reinsurance Program	31.4	29.2

Insurance Reserves	$419.2	$419.7

Unitrin Business Insurance (continued)

(Dollars in Millions)	March 31, 2006	Dec. 31, 2005
Insurance Reserves:
Loss Reserves:
Case	$139.0	$140.7
Incurred but Not Reported	184.2	182.6

Total Loss Reserves	323.2	323.3
LAE Reserves	96.0	96.4

Insurance Reserves	$419.2	$419.7

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$4.0	$4.2
Favorable Catastrophe Loss and LAE Reserve Development, Net	0.4	—

Total Favorable Loss and LAE Reserve Development, Net	$4.4	$4.2

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	1.0%	0.9%

During 2005, Unitrin Business Insurance re-engineered certain business processes as it began transforming the structure that remained from the former Multi Lines Insurance segment into a structure more suitable and scalable to its future commercial lines insurance strategy. As previously disclosed in the Company’s 2005 Annual Report on Form 10-K, the Unitrin Business Insurance segment expects to incur substantial costs in the first half of 2006 related to certain redundant systems and personnel. Unitrin Business Insurance expects these redundant costs to decline in the second half of 2006. During the first quarter of 2006, Unitrin Business Insurance substantially completed the migration of its policies to its new policy administration system. At March 31, 2006, approximately 95% of its policies had been migrated to the new policy administration system, compared to approximately 60% at December 31, 2005. Additionally, during the first quarter of 2006, the Unitrin Business Insurance segment completed the closure of one of its full service regional offices. Unitrin Business Insurance expects to complete the closure of two other full service regional offices and scale back a third office in the second quarter of 2006. Restructuring costs recognized in Unitrin Business Insurance were $0.3 million in the first quarter of 2006, compared to $1.1 million for the same period in 2005. Although the new, scalable structure better matches the current size of the Unitrin Business Insurance segment, the segment will likely not reach adequate economies of scale for several years.

Earned Premiums in the Unitrin Business Insurance segment decreased by $0.4 million for the three months ended March 31, 2006, compared to the same period in 2005, due to lower premium rates, partially offset by higher volume of insurance. The Unitrin Business Insurance segment has reduced insurance rates across most product lines due to increased competition in its markets, while at the same time increasing the volume of insurance by focusing on larger accounts written through its account executive distribution network. The Unitrin Business Insurance segment expects earned premiums to increase slightly in the second half of 2006. The Unitrin Business Insurance segment’s commercial reinsurance program consists of certain business written and administered by First NonProfit Insurance Company (“FNP”). FNP specializes in providing various forms of commercial insurance to charitable and other non-profit organizations. The Unitrin Business Insurance segment intends to exit its commercial reinsurance program in the second half of 2006.

For the three months ended March 31, 2006, the Unitrin Business Insurance segment recorded an Operating Loss of $2.4 million, compared to Operating Profit of $8.7 million for the same period in 2005, due primarily to the higher insurance expenses, partially the result of the restructuring and system migration initiatives, and higher incurred losses and LAE. Incurred losses and LAE increased due primarily to an abnormal number of large fire losses in 2006. Incurred losses and LAE also increased due to the higher volume of larger general liability accounts, which typically have higher expected losses and LAE as a percentage of earned premiums than certain of Unitrin Business Insurance’s other

Unitrin Business Insurance (continued)

product lines. Losses and LAE on general liability insurance typically are reported and settled over a longer period of time than some of Unitrin Business Insurance’s other product lines. Accordingly, the higher losses and LAE typically are offset to some extent by additional investment income during the settlement period. The increase in incurred losses and LAE was partially offset by the favorable effects of reserve development. Reserve development, including development of catastrophe loss and LAE, was $4.4 million favorable in 2006, compared to $4.2 million favorable in 2005.

For the three months ended March 31, 2006, the Unitrin Business Insurance segment recorded Net Loss of $0.4 million, compared to Net Income of $6.9 million for the same period in 2005. The Unitrin Business Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $3.3 million and $3.6 million for the three months ended March 31, 2006 and 2005, respectively. Tax-exempt investment income and dividends received deductions decreased due primarily to lower levels of investments.

Life and Health Insurance

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Earned Premiums:
Life	$101.5	$101.7
Accident and Health	40.1	39.7
Property	29.0	26.5

Total Earned Premiums	170.6	167.9
Net Investment Income	42.5	40.2
Other Income	—	1.1

Total Revenues	213.1	209.2
Policyholders’ Benefits and Incurred Losses and LAE	108.3	100.9
Insurance Expenses	77.1	80.8

Operating Profit	27.7	27.5
Income Tax Expense	9.6	9.6

Net Income	$18.1	$17.9

(Dollars in Millions)	March 31, 2006	Dec. 31, 2005
Insurance Reserves:
Life	$2,339.5	$2,317.1
Accident and Health	89.6	87.8
Property	12.3	31.2

Insurance Reserves	$2,441.4	$2,436.1

Earned Premiums in the Life and Health Insurance segment increased by $2.7 million for the three months ended March 31, 2006, compared to the same period in 2005, due primarily to certain quota share reinsurance transactions with Capitol County Mutual Fire Insurance Company (“Capitol”) and its wholly owned subsidiary Old Reliable Casualty Company (“ORCC”). Capitol is a mutual insurance company which is owned by its policyholders (see Note 13, “Relationships with Mutual Holding Companies and Mutual Insurance Companies,” to the Condensed Consolidated Financial Statements). Some of the Life and Health Insurance segment’s career agents sell property insurance products for Capitol and ORCC. Effective January 1, 2006, the Company entered into a quota share reinsurance agreement with

Life and Health Insurance (continued)

ORCC whereby the Company assumes 100% of the business written by ORCC. Prior to 2006, the Company did not assume business from ORCC. In the third quarter of 2005, the Company increased the share of business it assumed from Capitol to 100%. Prior to this change, the Company had assumed 95% of the business written by Capitol. The Company estimates that earned premiums increased by $3.4 million due to the impact of these quota share reinsurance transactions.

Excluding the impact of the quota share reinsurance transactions described above, earned premiums in the Life and Health Insurance segment decreased by $0.7 million due primarily to higher costs for catastrophe reinsurance coverage and lower earned premiums on life insurance, partially offset by higher earned premiums from accident and health insurance. The cost of catastrophe reinsurance coverage was $1.5 million for the three months ended March 31, 2006, compared to $0.6 million for the same period in 2005. Earned premiums on life insurance decreased by $0.2 million due primarily to lower volume, partially offset by an abnormal number of policies that were reinstated in the first quarter of 2006. These policies had lapsed in December 2005 due to non-payment of premiums following Hurricanes Katrina and Rita. The Company estimates that earned premiums increased by approximately $0.6 million in the first quarter of 2006 due to the abnormal number of reinstatements. Earned premiums on accident and health insurance increased by $0.4 million. Higher premium rates on accident and health insurance, primarily on limited benefit medical and Medicare supplement products, accounted for $1.9 million of the increase in accident and health insurance earned premiums, while lower volume of those same products accounted for a decrease of $1.5 million. Net investment income increased by $2.3 million due primarily to higher levels of investments.

Operating Profit in the Life and Health Insurance segment increased by $0.2 million for the three months ended March 31, 2006, compared to the same period in 2005, due primarily to the higher net investment income, partially offset by lower income from accident and health insurance products, the higher cost of catastrophe reinsurance and higher catastrophe losses and LAE (including development) on property insurance products sold by the Life and Health Insurance segment’s career agents.

Operating Profit from accident and health insurance products sold through the Life and Health Insurance segment’s Reserve National Insurance Company (“Reserve National”) decreased by $1.4 million for the three months ended March 31, 2006, compared to 2005, due primarily to an increase in the number of large losses in its hospitalization insurance product lines. The Company expects results for Reserve National will be lower for the remaining quarters in 2006, compared to the same periods in 2005, until the premium rate increases take full effect and product changes are fully implemented.

Catastrophe losses and LAE (including development), net of reinsurance, on property insurance sold by the Life and Health Insurance segment’s career agents were $1.1 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively. Property insurance reserves decreased by $18.9 million during the first quarter of 2006 due primarily to payment of claims related to Hurricanes Katrina and Rita.

Net Income in the Life and Health Insurance segment increased by $0.2 million due primarily to the higher operating profit.

Consumer Finance

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Interest, Loan Fees and Earned Discount	$55.7	$49.7
Net Investment Income	0.9	0.8
Other	1.8	1.8

Total Revenues	58.4	52.3

Provision for Loan Losses	11.6	9.7
Interest Expense on Certificates of Deposits	10.9	8.5
General and Administrative Expenses	22.7	20.8

Operating Profit	13.2	13.3
Income Tax Expense	5.5	5.6

Net Income	$7.7	$7.7

Consumer Finance Loan Originations	$217.6	$187.5

	March 31, 2006	Dec. 31, 2005
Percentage of Consumer Finance Receivables Past Due:
Less than 30 Days	21.1%	23.9%
30 Days to 59 Days	7.3%	8.3%
60 Days to 89 Days	2.1%	2.9%
90 Days and Greater	0.9%	1.2%

Total Past Due	31.4%	36.3%

Ratio of Reserve for Loan Losses to Gross Consumer Finance Receivables	5.4%	5.3%
Weighted-Average Interest Yield on Certificates of Deposits	4.1%	4.0%

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Reserve for Loan Losses - Beginning of Period	$62.6	$56.6
Provision for Loan Losses	11.6	9.7
Net Charge-off:
Consumer Finance Receivables Charged-off	(22.2)	(19.0)
Consumer Finance Receivables Recovered	14.1	10.5

Net Charge-off	(8.1)	(8.5)

Reserve for Loan Losses - End of Period	$66.1	$57.8

Interest, Loan Fees and Earned Discounts in the Consumer Finance segment increased by $6.0 million for the three months ended March 31, 2006, compared to the same period in 2005, due primarily to higher levels of loans outstanding, partially offset by lower interest rates. Consumer Finance Loan Originations increased by $30.1 million for the three months ended March 31, 2006, compared to the same period in 2005. The Consumer Finance segment expects a similar pace of increase throughout the remainder of 2006.

Consumer Finance (continued)

Operating Profit decreased by $0.1 million for the three months ended March 31, 2006, compared to the same period in 2005, due primarily to increased Provision for Loan Losses, Interest Expense on Certificates of Deposits and General and Administrative Expenses, partially offset by a higher level of loans outstanding. Provision for Loan Losses increased by $1.9 million due to higher levels of loans outstanding. Interest Expense on Certificates of Deposits increased by $2.4 million due primarily to higher levels of deposits and higher interest rates on certificates of deposits. General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discounts, decreased from 41.9% for the three months ended March 31, 2005, to 40.8% for the three months ended March 31, 2006, due primarily to higher levels of loans outstanding.

Equity in Net Income of Investee

Unitrin accounts for its investment in its investee, Intermec, Inc. (“Intermec”), under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information, which generally results in a three month delay in the inclusion of Intermec’s results in Unitrin’s consolidated financial statements. Equity in Net Income of Investee was $5.4 million and $2.6 million for the three months ended March 31, 2006 and 2005, respectively.

The fair value of Unitrin’s investment in Intermec exceeded the carrying value of Unitrin’s investment in Intermec by $300.6 million and $347.4 million at March 31, 2006 and December 31, 2005, respectively. In accordance with applicable accounting standards, such excess is not included in the unaudited Condensed Consolidated Financial Statements.

Corporate Investments

The Company considers the management of certain investments, Northrop common and preferred stock, Baker Hughes common stock, and its investee, Intermec, to be a corporate responsibility and excludes income from these investments from its operating segments. Dividend income from these investments for the three months ended March 31, 2006 and 2005 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Northrop Preferred Stock	$3.1	$3.1
Northrop Common Stock	1.9	1.8
Baker Hughes Common Stock	0.1	0.2

Total Unallocated Dividend Income	$5.1	$5.1

The changes in the fair value of Corporate Investments for the three months ended March 31, 2006 are summarized below:

		Three Months Ended March 31, 2006
(Dollars in Millions)	Fair Value Dec. 31, 2005	Holding Gain (Loss)	Dispositions	Fair Value March 31, 2006
Equity Securities:
Northrop Preferred Stock	$225.7	$13.5	$—	$239.2
Northrop Common Stock	460.7	61.2	(12.7)	509.2
Baker Hughes Common Stock	48.7	6.3	(9.5)	45.5
Investee:
Intermec Common Stock	427.8	(41.6)	—	386.2

Total Corporate Investments	$1,162.9	$39.4	$(22.2)	$1,180.1

Net Realized Investment Gains

The components of Net Realized Investment Gains for the three months ended March 31, 2006 and 2005 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2006	March 31, 2005
Fixed Maturities:
Gains on Dispositions	$0.9	$0.8
Losses on Dispositions	(0.4)	(0.1)
Northrop Common Stock:
Gains on Dispositions	3.8	—
Other Equity Securities:
Gains on Dispositions	8.5	6.9
Losses on Dispositions	(0.4)	(0.5)
Losses from Write-downs	(1.0)	(1.3)
Other Investments:
Gains on Dispositions	0.2	—
Losses on Dispositions	—	(0.1)

Net Realized Investment Gains	$11.6	$5.7

Net Realized Investment Gains were $11.6 million for the three months ended March 31, 2006, compared to $5.7 million for the same period in 2005. Net Realized Investment Gains for the three months ended March 31, 2006, includes pretax gains of $3.8 million from sales of a portion of the Company’s investment in Northrop common stock and pretax gains of $6.7 million resulting from sales of a portion of the Company’s investment in Baker Hughes common stock. The other gains and losses from sales of equity securities included in Net Realized Investment Gains were due primarily to sales of investments in 12 different issuers.

Net Realized Investment Gains for the three months ended March 31, 2005, includes pretax gains of $2.2 million resulting from sales of a portion of the Company’s investment in Baker Hughes common stock and pretax gains of $1.7 million from sales of a portion of the Company’s investment in Hartford Financial Services Group, Inc. common stock. The other gains and losses from sales of equity securities included in Net Realized Investment Gains were due to sales of investments in 18 different issuers.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other than temporary declines in fair value are reported in the Condensed Consolidated Statements of Income in the period that the decline was determined to be other than temporary. Net Realized Investment Gains for the three months ended March 31, 2006 and 2005 includes pretax losses of $1.0 million and $1.3 million respectively, resulting from other than temporary declines in the fair values of investments in 2 issuers and 3 issuers, respectively. The Company cannot anticipate when or if similar investment losses may occur in the future.

Liquidity and Capital Resources

At March 31, 2006, there were approximately 2.4 million shares of the Company’s outstanding common stock that could be repurchased under the Company’s outstanding repurchase authorization. Common stock may be repurchased in the open market or in privately negotiated transactions from time to time subject to market conditions and other factors. During the first quarter of 2006, the Company repurchased 87,700 shares of its common stock at an aggregate cost of $4.0 million in open market transactions.

The Company has a five-year, $325 million, unsecured, revolving credit agreement, expiring June 30, 2010, with a group of financial institutions. The agreement provides for fixed and floating rate advances for periods up to one year at various interest rates. The agreement also contains various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for the Company’s largest insurance subsidiaries. The proceeds

Liquidity and Capital Resources (continued)

from advances under the revolving credit facility may be used for general corporate purposes. The Company had no outstanding advances under its unsecured, revolving credit agreement at March 31, 2006 or December 31, 2005. Undrawn letters of credit issued pursuant to the unsecured, revolving credit agreement were $13.1 million and $13.4 million at March 31, 2006 and December 31, 2005, respectively. Accordingly, the amounts available for future borrowing were $311.9 million and $311.6 million at March 31, 2006 and December 31, 2005, respectively.

At March 31, 2006, the Company had $300 million of its 5.75% senior notes due July 1, 2007 outstanding and $200 million of its 4.875% senior notes due November 1, 2010 outstanding. Interest expense on such senior notes was $7.0 million for the three months ended March 31 for both 2006 and 2005.

In August 2005, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for the future sale of up to an aggregate of $300 million of debt securities, common stock, preferred stock and other securities. The Company’s present intention is to utilize the shelf to refinance its $300 million 5.75% senior notes closer to their maturity.

The Company does not anticipate making significant changes to its capital structure during 2006. The Company’s management believes that it has sufficient resources to maintain the payment of dividends to its shareholders at its present level. Sources available for future shareholder dividend payments and the payment of interest on Unitrin’s senior notes include the receipt of dividends from Unitrin’s operating subsidiaries, the receipt of dividends from its investments in Northrop, borrowings under the Company’s revolving credit agreement, and monetization of a portion of the Unitrin parent company’s Northrop holdings. Various state insurance laws restrict the ability of the Company’s insurance subsidiaries to pay dividends without regulatory approval. Such laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Certain risk-based capital regulations also have the effect of limiting the amount of dividends that may be paid by the Company’s consumer finance subsidiary, Fireside Bank. In 2006, the Company estimates that its subsidiaries would be able to pay $258 million in dividends to the Company without prior regulatory approval. During the first quarter of 2006, Trinity, one of the Company’s insurance subsidiaries, paid a cash dividend totaling $34.0 million to the Unitrin parent company. The Company currently estimates that the Unitrin parent company will receive approximately $190 million in dividends from its subsidiaries during the remainder of 2006, including approximately $50 million in dividends which will require regulatory approval. The Unitrin parent company directly held investments in Northrop preferred and common stock with a market value totaling $334.0 million and $321.7 million at March 31, 2006 and December 31, 2005, respectively. During the first quarter of 2006, the Unitrin parent company sold a portion of its Northrop common stock, generating gross proceeds of $12.7 million. In addition to the Unitrin parent company’s holdings of Northrop preferred and common stock, Trinity held investments in Northrop common stock with a market value of $414.4 million and $364.7 million at March 31, 2006 and December 31, 2005, respectively.

The primary sources of funds for the Company’s insurance subsidiaries are premiums and investment income. The primary uses of funds are the payment of policyholder benefits under life insurance contracts and claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Accordingly, during periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flow from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could either result in investment gains or losses. Management believes that its insurance subsidiaries maintain adequate levels of liquidity and surplus capacity to manage the risks inherent with any differences between the duration of their liabilities and invested assets and to provide adequate liquidity in the event that its property and casualty insurance subsidiaries experience several catastrophic events over a relatively short period of time.

Liquidity and Capital Resources (continued)

The primary sources of funds for Fireside Bank are customer deposits, repayments of consumer loans, interest on consumer loans and investment income. The primary uses of funds for Fireside Bank are loans made to consumers, repayment of customer deposits, interest paid to depositors and general expenses.

Net Cash Provided by Operating Activities decreased by $29.9 million for the three months ended March 31, 2006, compared to the same period in 2005, due primarily to changes in other receivables.

Net Cash Used by Investing Activities is largely dependent on Net Cash Provided by Operating Activities and cash flow from Financing Activities. Cash Flow Used by Investing Activities decreased by $139.5 million for the three months ended March 31, 2006, compared to the same period in 2005, due primarily to lower levels of cash from Financing Activities.

Net Cash Provided by Financing Activities decreased by $91.0 million for the three months ended March 31, 2006, compared to the same period in 2005, due primarily to lower levels of cash from securities lending and lower levels of cash from certificates of deposits issued, net of certificates of withdrawals. The Company’s subsidiaries terminated all such securities lending agreements in the second quarter of 2005.

Interest and Other Expenses

Interest and Other Expenses was $15.9 million and $14.6 million for the three months ended March 31, 2006 and 2005, respectively. Interest expense was $7.3 million and $7.3 million in 2006 and 2005, respectively. Other Corporate Expenses were $8.6 million and $7.3 million in 2006 and 2005, respectively. Other Corporate Expenses increased by $1.3 million in 2006 due primarily to higher compensation and employee benefit costs.

Income Taxes

The Company’s effective income tax rate differs from the Federal statutory income tax rate due primarily to the effects tax-exempt investment income and dividends received deductions, partially offset by the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $17.7 million and $16.6 million for the three months ended March 31, 2006 and 2005, respectively. Tax-exempt investment income and dividends received deductions increased in 2006 due primarily to higher levels of tax-exempt investments and certain intersegment sales of equity securities resulting from certain tax planning strategies. In December 2005, one of the Company’s life insurance subsidiaries sold substantially all of its equity securities to one of the Company’s property and casualty insurance subsidiaries to implement this strategy. The net effects of state income taxes were $0.9 million in both 2006 and 2005.

Accounting Changes

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No.123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company has adopted SFAS No. 123(R) using the modified prospective method effective January 1, 2006. Under the modified prospective method, companies record prospectively the compensation cost for new and modified awards, on or after the date of adoption, over the requisite service period of such awards. In addition, companies record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining requisite service period of such awards. The Company previously adopted SFAS No. 123 in 2003. Accordingly, the incremental effect of adoption of SFAS No. 123(R) was not material.

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

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both March 31, 2006 and December 31, 2005, for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Consumer Finance Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at March 31, 2006 and December 31, 2005, respectively. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at March 31, 2006 and December 31, 2005, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at March 31, 2006 and December 31, 2005, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.46 and 0.46 at March 31, 2006 and December 31, 2005, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended March 31, 2006 and December 31, 2005, respectively, and weighted on the fair value of such securities at March 31, 2006 and December 31, 2005, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

Quantitative Information About Market Risk (continued)

The estimated adverse effects on the market value of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
March 31, 2006
Assets
Investments in Fixed Maturities	$3,986.4	$(290.9)	$—	$(290.9)
Investments in Equity Securities	1,147.1	(3.3)	(49.9)	(53.2)
Consumer Finance Receivables	1,147.6	(15.2)	—	(15.2)

Liabilities
Certificates of Deposits	$1,083.4	$19.7	$—	$19.7
Notes Payable	499.4	11.6	—	11.6

December 31, 2005
Assets
Investments in Fixed Maturities	$4,086.6	$(301.8)	$—	$(301.8)
Investments in Equity Securities	1,098.9	(4.4)	(47.1)	(51.5)
Consumer Finance Receivables	1,112.5	(14.8)	—	(14.8)

Liabilities
Certificates of Deposits	$1,070.9	$18.6	$—	$18.6
Notes Payable	504.3	12.9	—	12.9

The market risk sensitivity analysis assumes that the composition of the Company’s interest rate sensitive assets and liabilities, including, but not limited to, credit quality, and the equity price sensitive assets existing at the beginning of the period remains constant over the period being measured. It also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the time to maturity. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Also, any future correlation, either in the near term or the long term, between the Company’s common stock equity securities portfolio and the S&P 500 may differ from the historical correlation as represented by the weighted-average historical beta of the common stock equity securities portfolio. Accordingly, the market risk sensitivity analysis may not be indicative of, is not intended to provide, and does not provide, a precise forecast of the effect of changes in market rates on the Company’s income or shareholders’ equity. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates or equity prices.

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

Qualitative Information About Market Risk (continued)

At March 31, 2006 and December 31, 2005, respectively, $748.4 million and $686.4 million of the Company’s Investments in Equity Securities, which exclude the Company’s Investment in Investee, were concentrated in the preferred and common stock of Northrop. Northrop stated in its 2005 Annual Report on Form 10-K that it “provides technologically advanced innovative products, services, and solutions in information and services, aerospace, electronics and shipbuilding.” Additionally, Northrop stated that “As a prime contractor, principal subcontractor, partner, or preferred supplier,” it “participates in many high-priority defense and non-defense technology programs in the United States and abroad.” Accordingly, the Company’s Investments in Equity Securities are sensitive to the nature of Northrop’s industry segments.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk, the accompanying unaudited Condensed Consolidated Financial Statements (including the notes thereto) and the other Exhibits filed as a part hereof or incorporated by reference may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “believe(s),” “goal(s),” “target(s),” “estimate(s),” “anticipate(s),” “forecast(s),” “project(s),” “plan(s),” “intend(s),” “expect(s),” “might,” “may” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

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

Among the general factors that could cause actual results to differ materially from estimated results are:

•	Changes in general economic conditions, including performance of financial markets, interest rates, unemployment rates and fluctuating values of particular investments maintained by the Company and its subsidiaries;

•	Heightened competition, including, with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

•	The number and severity of insurance claims (including those associated with catastrophe losses) and their impact on the adequacy of loss reserves;

•	The impact of inflation on insurance claims, including, but not limited to, the effects attributed to scarcity of resources available to rebuild damaged structures, including labor and materials and the amount of salvage value recovered for damaged property;

•	Changes in the pricing or availability of reinsurance;

•	Changes in the financial condition of reinsurers and amounts recoverable therefrom;

•	Changes in industry trends and significant industry developments;

•	Regulatory approval of insurance rates, policy forms, license applications and similar matters;

•	Developments related to insurance policy claims and coverage issues;

•	Governmental actions, including new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions;

•	Adverse outcomes in litigation or other proceedings involving the Company or its subsidiaries;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services;

Caution Regarding Forward-Looking Statements (continued)

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces;

•	Changes in ratings by credit rating agencies and/or A.M. Best Co., Inc.;

•	The level of success and costs expended in realizing economies of scale and implementing significant business consolidations and technology initiatives;

•	Increased costs and risks related to data security;

•	Absolute and relative performance of the Company’s products or services; and

•	Other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Among the factors that could cause the Company’s actual losses from Hurricanes Katrina, Rita and Wilma to differ materially from estimated results are:

•	The impact of inflation on insurance claims, including, but not limited to, the effects attributed to scarcity of resources available to rebuild damaged structures, including labor and materials;

•	Orders, interpretations or other actions by regulators that impact the ability of the Company’s insurance subsidiaries to adjust and pay claims;

•	Interpretations or decisions by courts or regulators that may govern or influence insurance policy coverage issues arising with respect to losses incurred in connection with these hurricanes; and

•	The impact of residual market assessments and assessments for insurance industry insolvencies.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items not listed here have been omitted because they are inapplicable or the answer is negative.

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 12 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 2. Changes in Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1- February 28	87,700	$45.86	87,700	2,384,454

(1)	This number represents purchases made by the Company under its stock repurchase program, which was first announced on August 8, 1990. The repurchase program was subsequently expanded several times, most recently in November 2000, when the Board of Directors expanded the Company’s authority to repurchase the Company’s common stock by an aggregate number of 4,000,000 shares [in addition to approximately 0.86 million shares remaining under its prior authorization]. The repurchase program does not have an expiration date. This table does not include shares withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options under the Company’s four stock option plans.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

3.2	Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

4.1	Rights Agreement, dated as of August 4, 2004, between Unitrin, Inc. and Wachovia Bank, National Association, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2004.)

4.2	Senior Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and BNY Midwest Trust Company as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 1, 2002.)

4.3	Form of Subordinated Indenture (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 5.75% Senior Notes due July 1, 2007 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2002.)

4.5	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 30, 2003.)

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.2	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.3	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.4	Unitrin, Inc. 2002 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.5	2005 Restricted Stock and Restricted Stock Unit Plan (Incorporated herein by reference to Appendix B to the Company’s Proxy Statement, dated March 28, 2005, in connection with the Company’s 2005 Annual Meeting of Shareholders.)

10.6	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.7	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.8	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.9	Unitrin, Inc. Pension Equalization Plan, as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan.

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

10.11	Unitrin, Inc. Severance Plan (Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.12	Unitrin, Inc. Incentive Bonus Plan, dated February 3, 2004 (Incorporated herein by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2004, in connection with the Company’s 2004 Annual Meeting of Shareholders.)

10.13	Unitrin, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.14	Summary of Named Executive Officer Compensation, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K/A filed February 7, 2006.)

10.15	Summary of Non-Employee Director Compensation, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K/A filed February 7, 2006.)

10.16	Credit Agreement, dated as of June 24, 2005, by and among Unitrin, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent, letter of credit issuer and swing line lender, Wells Fargo Bank, National Association, individually and as syndication agent, and Wachovia Bank, N.A., individually and as documentation agent. (Incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed June 27, 2005.)

10.17	Registration Rights Agreement, dated as of January 23, 2001, by and among, Northrop Grumman Corporation, NNG, Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation, and Unitrin, Inc.

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unitrin, Inc.

Date: May 1, 2006	/s/ Richard C. Vie
Richard C. Vie
Chairman of the Board and
Chief Executive Officer

Date: May 1, 2006	/s/ Eric J. Draut
Eric J. Draut
Executive Vice President and
Chief Financial Officer

Date: May 1, 2006	/s/ Richard Roeske
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)