Form 10-Q
period 2006-06-30
UNITRIN INC
filed 2006-07-31
CIK 860748

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2006

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

68,120,585 shares of common stock, $0.10 par value, were outstanding as of July 21, 2006.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues:
Earned Premiums	$1,237.8	$1,238.2	$624.0	$623.0
Consumer Finance Revenues	120.0	106.5	61.6	54.2
Net Investment Income	151.3	141.3	76.4	69.3
Other Income	3.0	6.4	2.2	4.5
Net Realized Investment Gains	20.6	45.7	9.0	40.0

Total Revenues	1,532.7	1,538.1	773.2	791.0

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	822.6	812.3	409.2	413.0
Insurance Expenses	401.6	408.1	202.6	207.0
Consumer Finance Expenses	92.5	81.9	47.3	42.9
Interest and Other Expenses	31.7	30.3	15.8	15.7

Total Expenses	1,348.4	1,332.6	674.9	678.6

Income before Income Taxes and Equity in Net Income of Investee	184.3	205.5	98.3	112.4
Income Tax Expense	56.1	62.5	30.7	34.7

Income before Equity in Net Income of Investee	128.2	143.0	67.6	77.7
Equity in Net Income of Investee	7.2	3.1	1.8	0.5

Net Income	$135.4	$146.1	$69.4	$78.2

Net Income Per Share	$1.98	$2.12	$1.02	$1.13

Net Income Per Share Assuming Dilution	$1.97	$2.10	$1.01	$1.12

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2006 - $3,883.7; 2005 - $3,998.7)	$3,842.3	$4,086.6
Northrop Grumman Corporation Preferred Stock at Fair Value (Cost: 2006 - $177.5; 2005 - $177.5)	224.5	225.7
Northrop Grumman Corporation Common Stock at Fair Value (Cost: 2006 - $318.8; 2005 - $330.7)	473.4	460.7
Other Equity Securities at Fair Value (Cost: 2006 - $377.1; 2005 - $302.8)	489.8	412.5
Investee (Intermec) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2006 - $290.4; 2005 - $427.8)	88.6	80.4
Short-term Investments at Cost which Approximates Fair Value	547.5	524.5
Other	533.4	484.4

Total Investments	6,199.5	6,274.8

Cash	42.9	44.5
Consumer Finance Receivables at Cost (Fair Value: 2006 - $1,203.2; 2005 - $1,112.5)	1,205.9	1,109.5
Other Receivables	770.0	828.0
Deferred Policy Acquisition Costs	448.0	438.2
Goodwill	344.7	344.7
Other Assets	153.1	158.6

Total Assets	$9,164.1	$9,198.3

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$2,454.5	$2,404.9
Property and Casualty	1,473.2	1,531.5

Total Insurance Reserves	3,927.7	3,936.4

Certificates of Deposits at Cost (Fair Value: 2006 - $1,117.7; 2005 - $1,070.9)	1,121.3	1,074.3
Unearned Premiums	816.3	810.6
Accrued and Deferred Income Taxes	225.8	272.8
Notes Payable at Amortized Cost (Fair Value: 2006 - $495.9; 2005 - $504.3)	504.1	503.6
Accrued Expenses and Other Liabilities	430.2	442.9

Total Liabilities	7,025.4	7,040.6

Shareholders’ Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 68,117,609 Shares Issued and Outstanding at June 30, 2006 and 68,516,167 Shares Issued and Outstanding at December 31, 2005	6.8	6.9
Paid-in Capital	730.3	711.4
Retained Earnings	1,225.6	1,188.2
Accumulated Other Comprehensive Income	176.0	251.2

Total Shareholders’ Equity	2,138.7	2,157.7

Total Liabilities and Shareholders’ Equity	$9,164.1	$9,198.3

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Operating Activities:
Net Income	$135.4	$146.1
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(14.2)	(16.4)
Equity in Net Income of Investee before Taxes	(11.2)	(4.8)
Amortization of Investments	4.0	6.2
Decrease in Other Receivables	61.4	24.4
Increase (Decrease) in Insurance Reserves	(11.0)	26.7
Increase in Unearned Premiums	5.7	26.5
Increase (Decrease) in Accrued and Deferred Income Taxes	(7.2)	3.2
Decrease in Accrued Expenses and Other Liabilities	(12.0)	(6.0)
Net Realized Investment Gains	(20.6)	(45.7)
Provision for Loan Losses	24.1	21.8
Other, Net	12.8	20.7

Net Cash Provided by Operating Activities	167.2	202.7

Investing Activities:
Sales and Maturities of Fixed Maturities	283.0	347.8
Purchases of Fixed Maturities	(183.2)	(376.2)
Sales of Northrop Grumman Corporation Common Stock	17.5	—
Sales of Other Equity Securities	60.8	39.3
Purchases of Equity Securities	(118.7)	(29.0)
Change in Short-term Investments	(21.2)	(185.6)
Acquisition and Improvements of Investment Real Estate	(4.3)	(9.5)
Sales of Investment Real Estate	—	41.9
Change in Other Investments	(41.9)	(12.3)
Change in Consumer Finance Receivables	(120.4)	(92.2)
Other, Net	(5.4)	(9.1)

Net Cash Used by Investing Activities	(133.8)	(284.9)

Financing Activities:
Change in Certificates of Deposits	47.0	85.1
Change in Universal Life and Annuity Contracts	2.4	2.1
Notes Payable Proceeds	20.0	20.0
Notes Payable Payments	(20.0)	(20.0)
Cash Dividends Paid	(60.4)	(58.6)
Common Stock Repurchases	(29.2)	—
Cash Exercise of Stock Options	3.8	8.5
Excess Tax Benefits from Share-based Awards	1.4	—

Net Cash Provided (Used) by Financing Activities	(35.0)	37.1

Decrease in Cash	(1.6)	(45.1)
Cash, Beginning of Year	44.5	82.1

Cash, End of Period	$42.9	$37.0

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

Accounting Changes

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock- Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company has adopted SFAS No. 123(R) using the modified prospective method effective January 1, 2006. Under the modified prospective method, companies record prospectively the compensation cost for new and modified awards, on or after the date of adoption, over the requisite service period of such awards. In addition, companies record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining requisite service period of such awards. The Company previously adopted SFAS No. 123 in 2003. Accordingly, the incremental effect of adoption of SFAS No. 123(R) was not material.

In 2005, some of the Company’s awards under share-based payment arrangements with employees were accounted for under the intrinsic value method of APB Opinion No. 25. The effects on Net Income, Net Income Per Share and Net Income Per Share Assuming Dilution if the fair value based method had been applied to all awards in 2005 are presented below:

(Dollars in Millions, Except Per Share Amounts)	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
Net Income, As Reported	$146.1	$78.2
Add: Stock-Based Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	3.9	2.2
Deduct: Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for All Awards,
Net of Related Tax Effects	(4.0)	(2.2)

Pro Forma Net Income	$146.0	$78.2

Net Income Per Share:
As Reported	$2.12	$1.13

Pro Forma	$2.12	$1.13

Net Income Per Share Assuming Dilution:
As Reported	$2.10	$1.12

Pro Forma	$2.10	$1.12

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation (continued)

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under FASB 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. FIN 48 is effective with the Company’s next fiscal year beginning January 1, 2007. The Company has not yet determined the financial impact, if any, of adoption of FIN 48.

Note 2 – Catastrophe Reinsurance

The Company maintains three separate catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each reinsurance program is provided in three layers.

The annual program covering the Company’s Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments provides, effective January 1, 2006, reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. In 2005, the annual program covering these segments also provided reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. The aggregate annual premium, excluding reinstatement premium, for the 2006 annual program covering these segments is $1.9 million, compared to an annual cost of $1.5 million, excluding reinstatement premium, for the 2005 annual program.

The annual program covering the property insurance operations of the Company’s Life and Health Insurance segment provides, effective January 1, 2006, reinsurance coverage of 100% of reinsured catastrophe losses of $90 million above retention of $10 million. In 2005, the annual program covering this segment provided reinsurance coverage of 100% of reinsured catastrophe losses of $52 million above retention of $8 million. The aggregate annual premium, excluding reinstatement premium, for the 2006 annual program covering this segment is $6.1 million, compared to an annual cost of $2.7 million, excluding reinstatement premium, for the 2005 annual program.

The Company has renewed, effective July 1, 2006, the annual program covering the Company’s Unitrin Kemper Auto and Home segment on terms that are substantially different from the prior annual program. Under Unitrin Kemper Auto and Home’s new program, the first layer provides reinsurance coverage of approximately 65% of reinsured catastrophe losses of $30 million above a retention of $40 million. The second layer provides reinsurance coverage of approximately 88% of reinsured catastrophe losses of $80 million above a retention of $70 million. The third layer provides reinsurance coverage of approximately 80% of reinsured catastrophe losses of $100 million above a retention of $150 million. The old program covering this segment, effective from July 1, 2005 to June 30, 2006, provided reinsurance coverage of 100% of reinsured catastrophe losses of $160 million above a retention of $20 million. The aggregate annual premium, excluding reinstatement premium, for Unitrin Kemper Auto and Home’s new annual program is approximately $19.5 million, compared to an annual cost of $11.1 million, excluding reinstatement premium, for the old program.

In addition, in the event that the Company’s incurred catastrophe losses and loss adjustment expenses (“LAE”) covered by any of its three catastrophe reinsurance programs exceed the retention for that particular program, each of the programs requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such program. The reinstatement premium is a percentage of the original premium based on the ratio of the losses exceeding the Company’s retention to the reinsurers’ coverage limit. In addition to these programs, the Company purchases reinsurance from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in the state of Florida at retentions lower than those described above.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Catastrophe Reinsurance (continued)

During the second half of 2005, three major hurricanes that significantly impacted the Company (Katrina, Rita and Wilma) made landfall in the United States. As further described below, the Company recorded adverse development of $3.6 million, net of reinsurance, for both the six and three months ended June 30, 2006, due to significant increases in the Company’s estimates of both direct losses and indirect residual market losses from Hurricane Katrina, a portion of which were reinsured. During the first quarter of 2006, the Company significantly increased its estimate of losses and LAE, before reinsurance recoveries, for Hurricane Katrina due primarily to an $11.5 million increase in the estimate of assessed indirect losses from the Mississippi Windstorm Underwriting Association residual market. In the second quarter of 2006, the Company increased its estimate of losses and LAE, before reinsurance recoveries, for Hurricane Katrina due primarily to a $3.9 million increase in the Company’s estimate of direct losses in its Life and Health Insurance segment. In addition, the Company significantly increased its estimate of losses and LAE, before reinsurance recoveries, in 2006 for Hurricane Rita due primarily to an increase in the estimate of direct losses in the Company’s Life and Health Insurance segment. The increase in the Company’s estimate of losses and LAE from Hurricane Rita was offset entirely by reinsurance recoveries and, accordingly, had no impact on the Company’s reported losses and LAE, net of reinsurance, or on net income for the six and three months ended June 30, 2006. In addition to the adverse development, the Company also recorded additional reinstatement premiums of $0.7 million for the six months ended June 30, 2006.

The Company currently estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, its Life and Health Insurance segment incurred losses and LAE of $63.6 million, before reinsurance recoveries, which exceeded its initial retention of $8 million and reinsurance coverage of $52 million. The excess of $3.6 million was recorded as adverse development for the six and three months ended June 30, 2006. The process of estimating and establishing reserves for both direct losses and LAE and indirect residual market losses is inherently uncertain and the actual ultimate cost of losses and LAE, before reinsurance recoveries, may vary from the estimated amount reserved. Any further development of direct and indirect losses and LAE from Hurricane Katrina in the Life and Health Insurance segment would have an impact on net income.

The Company currently estimates that, as a result of Hurricane Rita’s landfall in Texas and Louisiana, its Life and Health Insurance subsidiaries, together with Capitol County Mutual Fire Insurance Company (“Capitol”) (see Note 13, “Relationships with Mutual Holding Companies and Mutual Insurance Companies,” to the Condensed Consolidated Financial Statements), incurred losses and LAE of $50.4 million, before reinsurance recoveries, or $42.4 million of losses and LAE in excess of its retention of $8.0 million.

The Company currently estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, its Unitrin Kemper Auto and Home segment incurred losses and LAE of $43.8 million, before reinsurance recoveries, or $23.8 million of losses and LAE in excess of its retention of $20 million.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Notes Payable

Total Debt Outstanding at June 30, 2006 and December 31, 2005 was:

(Dollars in Millions)	June 30, 2006	Dec. 31, 2005
Senior Notes at Amortized Cost:
5.75% Senior Notes due July 1, 2007	$299.3	$299.0
4.875% Senior Notes due November 1, 2010	198.7	198.5
Mortgage Note Payable at Amortized Cost	6.1	6.1

Total Debt Outstanding	$504.1	$503.6

On June 24, 2005, the Company entered into a five-year, $325 million, unsecured, revolving credit agreement, expiring June 30, 2010, with a group of financial institutions. The agreement provides for fixed and floating rate advances for periods up to one year at various interest rates. The agreement also contains various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for the Company’s largest insurance subsidiaries. The proceeds from advances under the revolving credit facility may be used for general corporate purposes. The new revolving credit agreement replaced the Company’s former $360 million revolving credit agreement which would have expired on August 30, 2005, but was terminated as of June 24, 2005. The Company had no outstanding advances under its unsecured, revolving credit agreements at June 30, 2006 or December 31, 2005. Undrawn letters of credit issued pursuant to the unsecured, revolving credit agreement were $13.1 million and $13.4 million at June 30, 2006 and December 31, 2005, respectively. Accordingly, the amounts available for future borrowing were $311.9 million and $311.6 million at June 30, 2006 and December 31, 2005, respectively.

Interest Paid, including facility fees, for the six and three months ended June 30, 2006 and 2005 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Notes Payable under Revolving Credit Agreements	$0.3	$0.3	$0.1	$0.2
5.75% Senior Notes due July 1, 2007	8.6	8.6	—	—
4.875% Senior Notes due November 1, 2010	4.9	4.9	4.9	4.9
Mortgage Note Payable	0.2	0.2	0.1	0.1

Total Interest Paid	$14.0	$14.0	$5.1	$5.2

Interest Expense, including facility fees and accretion of discount, for the six and three months ended June 30, 2006 and 2005 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Notes Payable under Revolving Credit Agreements	$0.3	$0.3	$0.1	$0.1
5.75% Senior Notes due July 1, 2007	8.9	8.9	4.4	4.4
4.875% Senior Notes due November 1, 2010	5.0	5.0	2.5	2.5
Mortgage Note Payable	0.2	0.2	0.1	0.1

Total Interest Expense	$14.4	$14.4	$7.1	$7.1

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution for the six and three months ended June 30, 2006 and 2005 were as follows:

	Six Months Ended		Three Months Ended
(Dollars and Shares in Millions, Except Per Share Amounts)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net Income	$135.4	$146.1	$69.4	$78.2
Dilutive Effect on Net Income from Investee’s Equivalent Shares	(0.2)	—	(0.1)	—

Net Income Assuming Dilution	$135.2	$146.1	$69.3	$78.2

Weighted Average Common Shares Outstanding	68.4	69.0	68.3	69.1
Dilutive Effect of Unitrin Share-based Compensation Plans	0.4	0.6	0.4	0.6

Weighted Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	68.8	69.6	68.7	69.7

Net Income Per Share	$1.98	$2.12	$1.02	$1.13

Net Income Per Share Assuming Dilution	$1.97	$2.10	$1.01	$1.12

Options outstanding at June 30, 2006 and 2005 to purchase 2.2 million shares and 0.1 million shares, respectively, of Unitrin common stock were excluded from the computation of Net Income Per Share Assuming Dilution for the six months ended June 30, 2006 and 2005, respectively, because the exercise prices exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Other Comprehensive Income (Loss)

Other Comprehensive Income (Loss) for the six and three months ended June 30, 2006 and 2005 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Gross Unrealized Holding Gains (Losses) Arising During Period from:
Fixed Maturities	$(141.6)	$68.7	$(60.6)	$107.5
Northrop Preferred Stock	(1.2)	(12.4)	(14.7)	(8.8)
Northrop Common Stock	30.2	7.0	(31.0)	10.0
Other Equity Securities	20.3	9.9	9.5	11.1
Other	(3.0)	2.1	0.2	(1.1)

Gross Unrealized Holding Gains (Losses) Arising During Period	(95.3)	75.3	(96.6)	118.7
Income Tax Benefit (Expense)	33.5	(26.4)	33.9	(41.7)

Unrealized Holding Gains (Losses) Arising During Period, Net	(61.8)	48.9	(62.7)	77.0

Reclassification Adjustment for Gross (Gains) Losses Realized in Net Income:
Fixed Maturities	2.3	(0.6)	2.8	0.1
Northrop Common Stock	(5.6)	—	(1.8)	—
Other Equity Securities	(17.3)	(5.8)	(10.2)	(0.7)

Reclassification Adjustment for Gross (Gains) Losses Realized in Net Income	(20.6)	(6.4)	(9.2)	(0.6)
Income Tax Expense (Benefit)	7.2	2.3	3.2	0.3

Reclassification Adjustment for Gross (Gains) Losses Realized in Net Income, Net	(13.4)	(4.1)	(6.0)	(0.3)

Other Comprehensive Income (Loss)	$(75.2)	$44.8	$(68.7)	$76.7

Total Comprehensive Income for the six months ended June 30, 2006 and 2005 was $60.2 million and $190.9 million, respectively. Total Comprehensive Income for the three months ended June 30, 2006 and 2005 was $0.7 million and $154.9 million, respectively.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Income from Investments

Net Investment Income for the six and three months ended June 30, 2006 and 2005 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Investment Income:
Interest and Dividends on Fixed Maturities	$104.8	$104.3	$53.0	$52.4
Dividends on Northrop Preferred Stock	3.1	6.2	—	3.1
Dividends on Northrop Common Stock	4.2	3.9	2.3	2.1
Dividends on Other Equity Securities	5.3	6.0	2.7	3.0
Short-term Investments	12.6	5.2	6.4	2.6
Real Estate	13.8	13.2	6.9	6.5
Other	18.6	13.0	10.9	4.9

Total Investment Income	162.4	151.8	82.2	74.6

Investment Expenses:
Real Estate	10.1	9.9	5.1	5.0
Other	1.0	0.6	0.7	0.3

Total Investment Expenses	11.1	10.5	5.8	5.3

Net Investment Income	$151.3	$141.3	$76.4	$69.3

Dividend income from the Company’s investment in Northrop Grumman Corporation (“Northrop”) preferred stock decreased for the six and three months ended June 30, 2006, compared to the same periods in 2005, due to the timing of the ex-dividend date.

The components of Net Realized Investment Gains for the six and three months ended June 30, 2006 and 2005 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Fixed Maturities:
Gains on Dispositions	$2.0	$1.0	$1.1	$0.2
Losses on Dispositions	(4.4)	(0.4)	(4.0)	(0.3)
Northrop Common Stock:
Gains on Dispositions	5.6	—	1.8	—
Other Equity Securities:
Gains on Dispositions	19.8	11.5	11.3	4.6
Losses on Dispositions	(0.8)	(0.5)	(0.4)	—
Losses from Write-downs	(1.7)	(5.2)	(0.7)	(3.9)
Real Estate:
Gains on Dispositions	—	39.4	—	39.4
Other Investments:
Gains on Dispositions	0.3	0.3	0.1	0.3
Losses on Dispositions	(0.2)	(0.4)	(0.2)	(0.3)

Net Realized Investment Gains	$20.6	$45.7	$9.0	$40.0

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the six and three months ended June 30, 2006 and 2005 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Service Cost Benefits Earned	$7.0	$6.4	$3.5	$3.2
Interest Cost on Projected Benefit Obligations	9.5	9.2	4.7	4.7
Expected Return on Plan Assets	(11.3)	(10.3)	(5.6)	(5.2)
Net Amortization and Deferral	0.9	(0.1)	0.9	—

Total Pension Expense	$6.1	$5.2	$3.5	$2.7

The components of Postretirement Benefits Other than Pension Expense for the six and three months ended June 30, 2006 and 2005 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Service Cost Benefits Earned	$0.1	$0.1	$—	$0.1
Interest Cost on Projected Benefit Obligations	1.3	1.3	0.6	0.4
Net Amortization and Deferral	(1.0)	(0.9)	(0.5)	(0.7)

Total Postretirement Benefits Other than Pension Expense	$0.4	$0.5	$0.1	$(0.2)

Note 8 – Long-term Equity Compensation Plans

The Company has four stock option plans, all of which have been approved by the Company’s shareholders. Stock options to purchase the Company’s common stock are granted at prices equal to the fair market value of the Company’s common stock on the date of grant to both employees and directors. Employee options generally vest over a period of three and one-half years and expire ten years from the date of grant. Beginning in 2003, options granted to employees were coupled with tandem stock appreciation rights (“SAR”), settled in Company stock. Options granted to directors are exercisable one year from the date of grant and expire ten years from the date of grant. At June 30, 2006, options to purchase 5,482,525 shares of the Company’s common stock were outstanding and options to purchase 2,184,633 shares of the Company’s common stock were available for future grants under the Company’s four stock option plans.

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

In addition, the Company has a restricted stock plan, which has been approved by the Company’s shareholders. Under this plan, restricted stock and restricted stock units may be granted to all eligible employees. Recipients of restricted stock are entitled to full dividend and voting rights and all awards are subject to forfeiture until certain restrictions have lapsed. As of June 30, 2006, 86,150 shares of restricted stock having a weighted-average fair value of $47.85 have been awarded, of which 900 shares were forfeited and 914,750 common shares remain available for future grants.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The expected terms of options are developed by considering the Company’s historical share option exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Further, the Company aggregates individual awards into relatively homogenous groups that exhibit similar exercise behavior in order to obtain a more refined estimate of the expected term of options. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield is the annualized yield on Unitrin common stock on the date of grant for original grants. For Restorative Options, the annualized yield on Unitrin common stock for the month prior to the grant of the Restorative Option is used. No assumption for any future dividend rate change is included in the current expected dividend yield assumption. The risk free interest rate is the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option. The assumptions used in the Black-Scholes pricing model for options granted during the six months ended June 30, 2006 and 2005 were as follows:

Six Months Ended
	June 30, 2006	June 30, 2005
Range of Valuation Assumptions
Expected Volatility	19.30% - 23.60%	19.51% - 24.26%
Risk Free Interest Rate	4.30% - 4.98%	2.90% - 4.21%
Expected Dividend Yield	3.55% - 3.76%	4.58% - 4.65%

Weighted-Average Expected Life
Employee Grants	2 - 7 years	1 - 7 years
Director Grants	4 - 6 years	8 years

For options with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award were, in-substance, multiple awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Long-term Equity Compensation Plans (continued)

Option and SAR activity for the six months ended June 30, 2006 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	5,181,175	$42.61
Granted	970,307	47.67
Exercised	(591,555)	39.27
Forfeited or Expired	(77,402)	42.47

Outstanding at June 30, 2006	5,482,525	$43.86	6.00	$11.3

Exercisable at June 30, 2006	3,342,343	$43.95	4.79	$7.3

Activity related to non-vested restricted stock and stock options for the six months ended June 30, 2006 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share	Stock Options	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	750	$47.06	2,187,430	$5.44
Granted	85,400	47.86	970,307	6.89
Vested	—	—	(972,168)	4.44
Forfeited	(900)	47.86	(45,387)	6.90

Nonvested Balance at June 30, 2006	85,250	$47.85	2,140,182	$6.56

Share-based compensation expense was $6.7 million and $3.5 million for the six and three months ended June 30, 2006, respectively. Share-based compensation expense was $5.9 million and $3.3 million for the six and three months ended June 30, 2005, respectively. The total fair value of stock options that vested during the six months ended June 30, 2006 and 2005 was $4.3 million and $2.3 million, respectively. Total unamortized compensation expense related to nonvested awards at June 30, 2006 was $8.2 million, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

Total intrinsic value of stock options exercised was $4.7 million and $12.2 million for the six months ended June 30, 2006 and 2005, respectively. Cash received from option exercises was $3.8 million and $8.5 million for the six months ended June 30, 2006 and 2005, respectively. Total tax benefits realized for tax deductions from option exercises were $1.8 million and $4.3 million for the six months ended June 30, 2006 and 2005, respectively. Excess tax benefits, included in total tax benefits, realized for tax deductions from option exercises were $1.2 million and $3.6 million for the six months ended June 30, 2006 and 2005, respectively.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 - Income Taxes

At December 31, 2005, the Company had not provided Federal income taxes on $15 million of income earned prior to 1984 by one of the Company’s life insurance subsidiaries (the “Pre-1984 Undistributed Income”). Under tax laws applicable to years 2004 and prior, such income would not be subject to Federal income taxes under certain circumstances. Federal income taxes could have been incurred on such income if it had been distributed to shareholders or if other limitations were not met. The American Jobs Creation Act of 2004 (“AJCA”) has effectively suspended the taxation of this income for years 2005 and 2006. Furthermore, to the extent qualifying distributions can be made in 2006 out of the affected life insurance subsidiary, the Company can eliminate any or all of this income that would potentially be subject to tax in years after 2006. The Company anticipates that the Company’s affected life insurance subsidiary will make a qualifying distribution before December 31, 2006 in order to eliminate all of its remaining Pre-1984 Undistributed Income. The Company currently does not expect to incur income taxes on such qualifying distribution due to the suspension of taxation described above. During 2005, two of the Company’s other life insurance subsidiaries made qualifying distributions of their Pre-1984 Undistributed Income and eliminated $177 million of income that would have been potentially subject to tax in years after 2006. There was no impact on income tax expense in 2005 for these qualifying distributions.

Income taxes paid were $65.8 million for the six months ended June 30, 2006, compared to $61.0 million for the same period in 2005.

Note 10 - Business Segments

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through six operating segments: Unitrin Kemper Auto and Home, Unitrin Specialty, Unitrin Direct, Unitrin Business Insurance, Life and Health Insurance and Consumer Finance.

The Unitrin Kemper Auto and Home segment provides preferred and standard risk personal automobile and homeowners insurance through networks of independent agents. The Unitrin Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty markets through networks of independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their driving records. Unitrin Direct markets personal automobile insurance through direct mail, television and the Internet through web insurance portals, click-thrus and its own website. The Unitrin Business Insurance segment provides commercial automobile, general liability, commercial fire, commercial multi-peril and workers’ compensation insurance. Its products are designed and priced for those businesses that have demonstrated favorable risk characteristics and loss histories and are sold by independent agents. The Life and Health Insurance segment provides individual life, accident, health and hospitalization insurance. The Company’s Life and Health Insurance employee-agents also market property insurance products under common management. The Consumer Finance segment makes consumer loans primarily for the purchase of pre-owned automobiles and offers certificates of deposits.

It is the Company’s management practice to allocate certain corporate expenses to its operating units. The Company considers the management of certain investments, Northrop common and preferred stock, Baker Hughes, Inc. common stock and Intermec, Inc. common stock, to be a corporate responsibility. Accordingly, the Company does not allocate income from these investments to its operating segments. The Company does not allocate Net Realized Investment Gains to its operating segments.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 - Business Segments (continued)

Segment Revenues for the six and three months ended June 30, 2006 and 2005 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues:
Unitrin Kemper Auto and Home:
Earned Premiums	$470.5	$469.9	$237.9	$236.8
Net Investment Income	25.2	23.6	12.8	11.6
Other Income	0.2	0.4	0.1	0.2

Total Unitrin Kemper Auto and Home	495.9	493.9	250.8	248.6

Unitrin Specialty:
Earned Premiums	221.6	228.1	112.4	114.2
Net Investment Income	11.3	10.3	5.7	5.0

Total Unitrin Specialty	232.9	238.4	118.1	119.2

Unitrin Direct:
Earned Premiums	111.2	108.9	56.6	55.8
Net Investment Income	4.6	4.4	2.3	2.1
Other Income	0.2	0.1	0.1	0.1

Total Unitrin Direct	116.0	113.4	59.0	58.0

Unitrin Business Insurance:
Earned Premiums	93.6	94.4	46.8	47.2
Net Investment Income	14.7	14.5	7.5	6.9
Other Income	1.3	—	1.3	—

Total Unitrin Business Insurance	109.6	108.9	55.6	54.1

Life and Health Insurance:
Earned Premiums	340.9	336.9	170.3	169.0
Net Investment Income	88.3	79.2	45.8	39.0
Other Income	—	4.7	—	3.6

Total Life and Health Insurance	429.2	420.8	216.1	211.6

Consumer Finance	120.0	106.5	61.6	54.2

Total Segment Revenues	1,503.6	1,481.9	761.2	745.7

Unallocated Dividend Income	7.4	10.3	2.3	5.2
Net Realized Investment Gains	20.6	45.7	9.0	40.0
Other	1.1	0.2	0.7	0.1

Total Revenues	$1,532.7	$1,538.1	$773.2	$791.0

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 - Business Segments (continued)

Segment Operating Profit for the six and three months ended June 30, 2006 and 2005 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Segment Operating Profit (Loss):
Unitrin Kemper Auto and Home	$66.3	$49.5	$36.0	$21.0
Unitrin Specialty	19.4	22.6	8.8	12.0
Unitrin Direct	(2.3)	0.9	0.4	0.2
Unitrin Business Insurance	3.7	13.6	6.1	4.9
Life and Health Insurance	55.5	53.0	27.8	25.5
Consumer Finance	27.5	24.6	14.3	11.3

Total Segment Operating Profit	170.1	164.2	93.4	74.9

Unallocated Dividend Income	7.4	10.3	2.3	5.2
Net Realized Investment Gains	20.6	45.7	9.0	40.0
Other Expense, Net	(13.8)	(14.7)	(6.4)	(7.7)

Income Before Income Taxes and Equity in Net Income of Investee	$184.3	$205.5	$98.3	$112.4

Segment Net Income for the six and three months ended June 30, 2006 and 2005 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Segment Net Income (Loss):
Unitrin Kemper Auto and Home	$47.3	$36.3	$25.4	$15.8
Unitrin Specialty	14.5	16.5	6.6	8.8
Unitrin Direct	(0.7)	1.4	0.6	0.5
Unitrin Business Insurance	4.9	11.2	5.3	4.3
Life and Health Insurance	35.9	34.2	17.8	16.3
Consumer Finance	16.2	14.2	8.5	6.5

Total Segment Net Income	118.1	113.8	64.2	52.2
Net Income (Loss) From:
Unallocated Dividend Income	6.5	9.1	2.0	4.6
Net Realized Investment Gains	13.4	29.7	5.9	26.0
Other Expense, Net	(9.8)	(9.6)	(4.5)	(5.1)

Income Before Equity in
Net Income of Investee	128.2	143.0	67.6	77.7
Equity in Net Income of Investee	7.2	3.1	1.8	0.5

Net Income	$135.4	$146.1	$69.4	$78.2

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 - Business Segments (continued)

Earned Premiums by product line for the six and three months ended June 30, 2006 and 2005 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Life	$202.5	$203.2	$101.0	$101.5
Accident and Health	79.8	80.1	39.7	40.4
Property and Casualty:
Personal Lines:
Automobile	577.9	588.3	292.7	295.8
Homeowners	200.0	190.1	101.7	96.3
Other Personal	24.6	22.9	12.4	11.7

Total Personal Lines	802.5	801.3	406.8	403.8
Commercial Lines:
Automobile	88.9	90.3	44.3	45.7
Property and Liability	42.0	41.3	21.0	21.0
Workers’ Compensation	10.0	10.7	4.8	5.1
Commercial Reinsurance Program	12.1	11.3	6.4	5.5

Total Commercial Lines	153.0	153.6	76.5	77.3

Total Earned Premiums	$1,237.8	$1,238.2	$624.0	$623.0

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

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based upon the fair market value of the assets under management. At June 30, 2006, the Company’s subsidiaries and the Company’s pension plans had $183.8 million and $81.5 million, respectively, in investments managed by FS&C. During the first six months of 2006, the Company’s subsidiaries and the Company’s pension plans paid $0.3 million in the aggregate to FS&C. During the first six months of 2005, the Company’s subsidiaries and the Company’s pension plans paid $0.3 million in the aggregate to FS&C.

With respect to the Company’s 401(k) Savings Plan, one of the investment choices afforded to participants is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. As of June 30, 2006, participants in the Company’s 401(k) Savings Plan had allocated approximately $25.1 million for investment in the Dreyfus Appreciation Fund, representing 10% of the total amount invested in the Company’s 401(k) Savings Plan.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Related Party Transactions (continued)

The Company believes that the transactions described above have been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

As described in Note 13 – “Relationships with Mutual Insurance Holding Companies and Mutual Insurance Companies,” to the Condensed Consolidated Financial Statements, the Company also has certain relationships with mutual insurance holding companies and mutual insurance companies. Such companies are owned by the policyholders of such companies or their insurance subsidiaries.

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

Note 13 - Relationships with Mutual Insurance Holding Companies and Mutual Insurance Companies

Unitrin’s subsidiary, Trinity Universal Insurance Company (“Trinity”) and Milwaukee Insurance Company (“MIC”) are parties to a quota share reinsurance agreement whereby Trinity assumes 95% of the business written or assumed by MIC. MIC is owned by Mutual Insurers Holding Company (“MIHC”), which in turn is owned by MIC’s policyholders. Effective July 1, 2001, MIC and First NonProfit Insurance Company (through its predecessor, First NonProfit Mutual Insurance Company) (“FNP”) are parties to a quota share reinsurance agreement whereby MIC assumes 80% of certain business written or assumed by FNP. Pursuant to an amendment to the MIC/FNP reinsurance agreement, which became effective January 1, 2003, FNP agrees to arrange for its parent company, First NonProfit Mutual Holding Company (“FNMHC”), to nominate a simple majority to the FNMHC board of directors selected by MIC. On January 15, 2003, FNMHC elected five employees of the Company, as selected by MIC, to the FNMHC board of directors pursuant to the terms of the amendment. Such employees continue to serve as directors of FNMHC at June 30, 2006. FNP is owned by FNMHC, which in turn is owned by FNP’s policyholders. Five employees of the Company also serve as directors of MIHC’s nine member board of directors. Two employees of the Company also serve as directors of MIC, but together do not constitute a majority of MIC’s board of directors. The quota share agreements can be terminated at anytime by any of the parties to the respective agreements, subject to the notice requirements in such agreements.

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

The Reliable Life Insurance Company (“Reliable”), a wholly-owned subsidiary of Unitrin, provides certain administrative services to Capitol and its subsidiary, ORCC. In addition, agents appointed by Reliable and employed by Unitrin’s subsidiary, United Insurance Company of America, are also appointed by Capitol and ORCC to sell property insurance products. Union National Life Insurance Company, a wholly-owned subsidiary of Unitrin, also provides claims administration services to Capitol and ORCC. The Company also provides certain investment services to Capitol and ORCC.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Summary of Results

Net Income was $135.4 million ($1.98 per common share) and $69.4 million ($1.02 per common share) for the six and three months ended June 30, 2006, respectively, compared to $146.1 million ($2.12 per common share) and $78.2 million ($1.13 per common share) for the same periods in 2005. As discussed throughout this Management’s Discussion and Analysis of Results of Operations and Financial Condition, Net Income decreased for the six and three months ended June 30, 2006, due primarily to lower Net Realized Investment Gains, partially offset by higher operating results in the Company’s operating segments.

Total Revenues were $1,532.7 million and $1,538.1 million for the six months ended June 30, 2006 and 2005, respectively, a decrease of $5.4 million. Total Revenues were $773.2 million and $791.0 million for the three months ended June 30, 2006 and 2005, respectively, a decrease of $17.8 million.

Earned Premiums were $1,237.8 million and $1,238.2 million for the six months ended June 30, 2006 and 2005, respectively, a decrease of $0.4 million. Earned Premiums decreased for the six months ended June 30, 2006 primarily in the Unitrin Specialty segment, partially offset by increased Earned Premiums in the Life and Health Insurance segment and the Unitrin Direct segment. Earned Premiums were $624.0 million and $623.0 million for the three months ended June 30, 2006 and 2005, respectively, an increase of $1.0 million. Earned Premiums increased for the three months ended June 30, 2006 primarily in the Life and Health Insurance segment, the Unitrin Kemper Auto and Home segment and the Unitrin Direct segment, partially offset by decreased Earned Premiums in the Unitrin Specialty segment.

Consumer Finance Revenues increased by $13.5 million and $7.4 million for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005, due primarily to higher levels of loans outstanding, partially offset by lower portfolio interest rates.

Net Investment Income increased by $10.0 million and $7.1 million for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005, due to higher investment yields and higher levels of investments, partially offset by lower dividend income from the Company’s investment in Northrop Grumman Corporation (“Northrop”) preferred stock due to the timing of the ex-dividend date.

Net Realized Investment Gains were $20.6 million and $9.0 million for the six and three months ended June 30, 2006, respectively, compared to $45.7 million and $40.0 million for the same periods in 2005. Net Realized Investment Gains for the six and three months ended June 30, 2005 include pretax gains of $39.4 million from the sales of real estate.

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

Critical Accounting Estimates (continued)

Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses

Property and casualty insurance reserves for losses and LAE are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $1,473.2 million and $1,531.5 million of gross loss and LAE reserves at June 30, 2006 and December 31, 2005, respectively. Property and Casualty Insurance Reserves by business segment at June 30, 2006 and December 31, 2005 were:

(Dollars in Millions)	June 30, 2006	Dec. 31, 2005
Unitrin Kemper Auto and Home	$542.6	$553.6
Unitrin Specialty	291.7	295.8
Unitrin Direct	101.4	99.4
Unitrin Business Insurance	411.3	419.7
Life and Health Insurance	9.4	31.2
Unallocated Ceded Reserves	116.8	131.8

Total Property and Casualty Insurance Reserves	$1,473.2	$1,531.5

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

Critical Accounting Estimates (continued)

For each accident quarter, the point estimate selected by the Company’s actuaries is not necessarily one of the points produced by any particular one of the methodologies utilized, but often is another point that takes into consideration each of the points produced by the several loss methodologies used. In some cases, for a particular product, the current accident quarter may not have enough paid claims data to rely upon, leading the Company’s actuaries to conclude that the incurred loss development methodology provides a better estimate than the paid loss development methodology. Therefore, the Company’s actuaries may give more weight to the incurred loss methodology for that particular accident quarter. As an accident quarter ages for that same product, the actuary may gain more confidence in the paid loss methodology and begin to give more weight to the paid loss methodology. The Company’s actuaries’ quarterly selections are summed by product and/or coverage levels to create the actuarial indication of the ultimate losses. More often than not, the actuarial indication for a particular product line and accident quarter is most heavily weighted towards the incurred loss development methodology, particularly for short-tail lines such as personal automobile. Historically, the incurred loss development methodology has been more reliable in predicting ultimate losses for these lines, especially in the more recent accident quarters, when compared with the paid loss development methodology. In the event of a wide variation among results generated by the different projection methodologies, the Company’s actuaries further analyze the data using additional techniques.

The final step in the quarterly loss and LAE reserving process involves a comprehensive review of the actuarial indications by the Company’s senior actuary and senior management who apply their collective judgment and determine the appropriate estimated level of reserves to record. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in claim handling practices or other changes that affect the timing of payment or development patterns, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, the improvement or deterioration of actuarial indications in the current period as compared to prior periods, and the amount of reserves related to third-party pools for which the Company does not have access to the underlying data and, accordingly, relies on calculations provided by such pools. Total recorded reserves have been consistently higher than the actuarial indication of reserves. Total recorded reserves for losses and LAE were 3.9% and 3.7% higher than the actuarial indication of reserves at June 30, 2006 and December 31, 2005, respectively.

The Company’s goal is to ensure its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs, while sustaining minimal variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully developed. Changes in the Company’s estimates of these losses and LAE over time, also referred to as “development”, will occur and may be material. Favorable development is recognized when the Company decreases its estimate of previously reported losses and LAE and results in an increase in net income in the period recognized, whereas adverse development is recognized when the Company increases its estimate of previously reported losses and LAE and results in a decrease in net income. The Company recognized favorable development of $44.9 million before tax and $43.6 million before tax for the six months ended June 30, 2006 and 2005, respectively. The Company recognized favorable development of $19.3 million before tax and $20.4 million before tax for the three months ended June 30, 2006 and 2005, respectively.

Critical Accounting Estimates (continued)

Development by the Company’s business segments was:

	Favorable (Adverse) Development Six Months Ended		Favorable (Adverse) Development Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Unitrin Kemper Auto and Home	$33.9	$25.9	$16.5	$10.6
Unitrin Business Insurance	10.8	8.1	6.4	3.9
Unitrin Specialty	6.1	8.6	1.9	5.4
Unitrin Direct	(0.6)	2.4	(0.8)	1.1
Life and Health Insurance	(5.3)	(1.4)	(4.7)	(0.6)

Total Favorable Development, Net	$44.9	$43.6	$19.3	$20.4

Development in the Company’s Unitrin Kemper Auto and Home segment and Unitrin Business Insurance segment together comprised a substantial portion of the Company’s favorable development in 2006 and 2005. Additional information regarding this development follows.

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

The lower development factors for the Unitrin Data primarily resulted from improvements in the claim handling procedures on this book of business. In 2002, Unitrin Kemper Auto and Home began to place special emphasis on reporting claims directly to the Company. Prior to that time, a policyholder’s agent usually was the primary contact to report a claim. In July of 2002, approximately one-third of all claims were reported directly to Unitrin Kemper Auto and Home compared to approximately two-thirds at the end of 2005. Direct reporting of losses has enabled the Company not only to reduce claim cycle times, but also to better respond to and control loss costs. Unitrin Kemper Auto and Home has also focused on reducing the number of days from when a loss is reported until the related claim is closed, while also controlling the overall loss and LAE costs. Specifically, Unitrin Kemper Auto and Home has implemented several claims handling loss mitigation programs, including:

•	Increased its utilization of alternative dispute resolution processes, such as mediation and arbitration, to facilitate settlements and reduce defense and legal costs;

•	Increased its in-house legal expertise to better manage the litigation processes and expenses, including managing the external lawyers with whom Unitrin Kemper Auto and Home contracts to defend claims; and,

•	Increased its emphasis on attempting to settle third-party claims earlier in the claims process in an effort to reduce the ultimate claim and LAE payout.

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

Unitrin Business Insurance Development

The Company attributes development in its Unitrin Business Insurance segment primarily to changes in its claims handling processes and the re-underwriting of its underlying book of business over the past few years. In addition, favorable development for the six months ended June 30, 2006 includes development of $1.7 million related to the favorable settlement of two specific claims.

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

Unitrin Business Insurance began aggressively re-underwriting its book of business in 2002 and substantially completed its re-underwriting activities in the first quarter of 2004. Emphasis was placed on removing highly volatile, unprofitable, and undesirable risks from Unitrin Business Insurance’s book of business, which resulted in a significant reduction in the number of policies in force. Improvements in the quality of the book reduced the number and severity of claims in more recent quarters, resulting in better-than-expected development of loss and LAE reserves.

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

Estimated Variability of Property and Casualty Insurance Reserves

The Company believes that its historical loss and LAE reserve development recognized into income illustrates the potential variability of the Company’s estimate of Property and Casualty Insurance Reserves. Based on development recorded in the Company’s financial statements through the application of its reserving methodologies over the past four years, the Company estimates that its Property and Casualty Insurance Reserves could vary from the amounts carried on the balance sheet as follows:

(Dollars in Millions)	June 30, 2006	Estimated Variability
Personal Lines	$805.2	+/-10%
Commercial Lines	551.2	+/-20%
Unallocated Ceded Reserves	116.8	NA

Total Property and Casualty Insurance Reserves	$1,473.2	+/-15%

The estimated variability shown above does not constitute a statistical range of actuarially determined probable outcomes, nor does it constitute a range of all possible outcomes. Rather, it is based solely on the Company’s historical experience over the last four full years, which may not necessarily be indicative of future variability due to a number of factors including, but not limited to, changes in claims handling, underwriting, mix of business by class and policy limit, growth in new lines of business or geographical areas, and the legal environment. The impact of changes in these factors is difficult to quantify and predict. Accordingly, the Company’s actuaries must exercise considerable professional judgment in making their actuarial indications in light of these factors. Reserves in the Company’s Unitrin Kemper Auto and Home and Unitrin Business Insurance segments together account for nearly two-thirds of the Company’s reserves for property and casualty losses and LAE. Accordingly, the indicated estimated variability is more likely to result from changes in these businesses.

In particular, the Company’s personal lines variability could differ due to the limited history available to the Company related to the Unitrin Kemper Auto and Home segment and the Unitrin Direct segment. As more fully discussed earlier, the Company’s actuaries have observed improving loss development factors for the Unitrin Data compared with the KIC Data. While over time the Company’s actuaries have been placing more and more confidence in the Unitrin Data, they are still influenced by the KIC Data. If these favorable development patterns continue to emerge favorably compared to the KIC Data, the Company believes that it is reasonable that favorable development could continue to emerge and could be material. If on the other hand, the effects of the changes in claims handling are temporary or do not emerge or even reverse in later development periods, the Company believes that it is reasonable that adverse development could emerge and could be material. Accordingly, until the Unitrin Data is fully developed, the Company’s actuaries cannot be certain that the favorable development trends that appear to be resulting from changes in claims handling will continue in subsequent reporting periods or whether such trends could reverse.

Critical Accounting Estimates (continued)

Although development will emerge in all of Unitrin’s personal lines’ product lines, development in Unitrin Kemper Auto and Home’s personal automobile insurance product line could have the most significant impact. To further illustrate the sensitivity of Unitrin Kemper Auto and Home’s reserves for automobile insurance losses and LAE to changes in the cumulative development factors, the Company’s actuaries estimated the impact of decreases in the cumulative development factors used in the incurred loss development methodology. For the newest quarterly evaluation period, the Company assumed an average decrease of 13.4% in the cumulative development factor, gradually declining to an average decrease of 2.8% over the next 8 older evaluation quarters, gradually declining to 0.3% over the next 15 older evaluation quarters and then gradually declining to 0% thereafter. Assuming that Unitrin Kemper Auto and Home’s automobile insurance loss and LAE reserves were based solely on the incurred loss development methodology and such assumed decreases in the cumulative development factors, the Company estimates that Unitrin Kemper Auto and Home’s automobile insurance loss and LAE reserves would have decreased by approximately $64 million at June 30, 2006 for all accident years combined.

To further illustrate the sensitivity of Unitrin Kemper Auto and Home’s reserves for automobile insurance losses and LAE to changes in the cumulative development factors, the Company’s actuaries also estimated the impact of increases in the cumulative development factors used in the incurred loss development methodology. For the newest quarterly evaluation period, the Company assumed an average increase of 13.4% in the cumulative development factor, gradually declining to an average increase of 2.8% over the next 8 older evaluation quarters, gradually declining to 0.3% over the next 15 older evaluation quarters and then gradually declining to 0% thereafter. Assuming that Unitrin Kemper Auto and Home’s automobile insurance loss and LAE reserves were based solely on the incurred loss development methodology and such assumed increases in the cumulative development factors, the Company estimates that Unitrin Kemper Auto and Home’s automobile insurance loss and LAE reserves would have increased by approximately $64 million at June 30, 2006 for all accident years combined.

The Company’s commercial lines include certain long-tail liabilities, which are more difficult to predict. Accordingly, the Company believes that estimated variability for its commercial lines could be greater than for its personal lines. The Company’s Unitrin Business Insurance segment has made certain changes in its claims handling processes and re-underwrote its underlying book of business over the past few years. The Company has recognized favorable development in its Unitrin Business Insurance segment over the past two years primarily due to the effects of these changes. If favorable development patterns continue to emerge as a result of these changes, the Company believes that additional favorable development could continue to emerge in future periods and could be material. If on the other hand, the effects of these changes are temporary or even reverse in later development periods, the Company believes that unfavorable development could emerge in future periods and could be material. Due to the long-tail nature of some of Unitrin Business Insurance’s liabilities, it may take several years to fully determine the impact of these actions.

Although development will emerge in all of Unitrin’s commercial product lines, development in Unitrin Business Insurance’s commercial property and liability and workers’ compensation product lines could have the most significant impact. To further illustrate the sensitivity of the Company’s reserves for losses and LAE to changes in the cumulative development factors for these product lines, the Company’s actuaries estimated the impact of decreases in the cumulative development factors used in the incurred loss development methodology. For the newest quarterly evaluation period, the Company assumed an average decrease of 28.9% in the cumulative development factor, gradually declining to an average decrease of 5.6% over the next 25 older evaluation quarters, gradually declining to an average decrease of 1.0% over the next 25 older evaluation quarters and then gradually declining to 0% thereafter for commercial property and liability insurance, excluding certain construction defect and asbestos losses and LAE; and an average decrease of 29.1% in the cumulative development factor, gradually declining to an average decrease of 4.0% over the next 30 older evaluation quarters, gradually declining to an average decrease of 1% over the next 33 older evaluation quarters and then gradually declining to 0% thereafter for workers’ compensation. Assuming that Unitrin Business Insurance’s loss and LAE reserves were based solely on the incurred loss development methodology and such assumed decreases in the cumulative development factors, the Company estimates that Unitrin Business Insurance’s loss and LAE reserves would have decreased by approximately $53 million at June 30, 2006 for these product lines and accident years combined.

Critical Accounting Estimates (continued)

To further illustrate the sensitivity of these product lines’ reserves for losses and LAE to changes in the cumulative development factors, the Company’s actuaries also estimated the impact of increases in the cumulative development factors used in the incurred loss development methodology. For the newest quarterly evaluation period, the Company assumed an average increase of 28.9% in the cumulative development factor, gradually declining to an average increase 5.6% over the next 25 older evaluation quarters, gradually declining to an average increase of 1.0% over the next 25 older evaluation quarters and then gradually declining to 0% thereafter for commercial property and liability insurance, excluding certain construction defect and asbestos losses and LAE; and an average increase of 29.1% in the cumulative development factor, gradually declining to an average increase of 4.0% over the next 30 older evaluation quarters, gradually declining to an average increase of 1.0% over the next 33 older evaluation quarters and then gradually declining to 0% thereafter for workers’ compensation. Assuming that Unitrin Business Insurance’s loss and LAE reserves were based solely on the incurred loss development methodology and such assumed increases in the cumulative development factors, the Company estimates that Unitrin Business Insurance’s loss and LAE reserves would have increased by approximately $53 million at June 30, 2006 for these product lines and accident years combined.

In addition to the factors described above, other factors may also impact loss reserve development in future periods. These factors include governmental actions, including court decisions interpreting existing laws, regulations or policy provisions, developments related to insurance policy claims and coverage issues, adverse or favorable outcomes in pending claims litigation, the number and severity of insurance claims, the impact of inflation on insurance claims and the impact of residual market assessments. Although the Company’s actuaries do not make specific numerical assumptions about these factors, changes in these factors from past patterns will impact historical loss development factors and in turn future loss reserve development. Significant positive changes in one or more factors will lead to positive future loss reserve development, which could result in the actual loss developing closer to, or even below, the lower end of the Company’s estimated reserve variability. Significant negative changes in one or more factors will lead to negative loss reserve development, which could result in the actual loss developing closer to, or even above, the higher end of the Company’s estimated reserve variability. Accordingly, due to these factors and the other factors enumerated throughout this Management’s Discussion and Analysis of Operations and Financial Condition and the inherent limitations of the loss reserving methodologies, the estimated and illustrated reserve variability may not necessarily be indicative of the Company’s future reserve variability, which possibly could ultimately be greater than the estimated and illustrated variability. In addition, as previously noted, development will emerge in all of Unitrin’s product lines over time. Accordingly, the Company’s future reserve variability possibly could ultimately be greater than the illustrated variability.

Certain reserves acquired in connection with a business acquisition from SCOR Reinsurance Company in 2002 (the “Unallocated Ceded Reserves”) are reinsured by an insurance subsidiary of SCOR (see Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K). The Company does not anticipate that any variability of these reserves will have a financial impact on the Company’s reported results of operations or liquidity and, accordingly, has not estimated any potential variability to these reserves.

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

Catastrophes

The Company maintains three separate catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each reinsurance program is provided in three layers.

The annual program covering the Company’s Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments provides, effective January 1, 2006, reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. In 2005, the annual program covering these segments also provided reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. The aggregate annual premium, excluding reinstatement premium, for the 2006 annual program covering these segments is $1.9 million, compared to an annual cost of $1.5 million, excluding reinstatement premium, for the 2005 annual program.

Catastrophes (continued)

The annual program covering the property insurance operations of the Company’s Life and Health Insurance segment provides, effective January 1, 2006, reinsurance coverage of 100% of reinsured catastrophe losses of $90 million above retention of $10 million. In 2005, the annual program covering this segment provided reinsurance coverage of 100% of reinsured catastrophe losses of $52 million above retention of $8 million. The aggregate annual premium, excluding reinstatement premium, for the 2006 annual program covering this segment is $6.1 million, compared to an annual cost of $2.7 million, excluding reinstatement premium, for the 2005 annual program.

The Company has renewed, effective July 1, 2006, the annual program covering the Company’s Unitrin Kemper Auto and Home segment on terms that are substantially different from the prior annual program. Under Unitrin Kemper Auto and Home’s new program, the first layer provides reinsurance coverage of approximately 65% of reinsured catastrophe losses of $30 million above a retention of $40 million. The second layer provides reinsurance coverage of approximately 88% of reinsured catastrophe losses of $80 million above a retention of $70 million. The third layer provides reinsurance coverage of approximately 80% of reinsured catastrophe losses of $100 million above a retention of $150 million. The old program covering this segment, effective from July 1, 2005 to June 30, 2006, provided reinsurance coverage of 100% of reinsured catastrophe losses of $160 million above a retention of $20 million. The aggregate annual premium, excluding reinstatement premium, for Unitrin Kemper Auto and Home’s new annual program is approximately $19.5 million, compared to an annual cost of $11.1 million, excluding reinstatement premium, for the old program.

In addition, in the event that the Company’s incurred catastrophe losses and LAE covered by any of its three catastrophe reinsurance programs exceed the retention for that particular program, each of the programs requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such program. The reinstatement premium is a percentage of the original premium based on the ratio of the losses exceeding the Company’s retention to the reinsurers’ coverage limit. In addition to these programs, the Company purchases reinsurance from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in the state of Florida at retentions lower than those described above.

During the second half of 2005, three major hurricanes that significantly impacted the Company (Katrina, Rita and Wilma) made landfall in the United States. As further described below, the Company recorded adverse development of $3.6 million, net of reinsurance, for the both six and three months ended June 30, 2006, due to significant increases in the Company’s estimates of both direct losses and indirect residual market losses from Hurricane Katrina, a portion of which were reinsured. During the first quarter of 2006, the Company significantly increased its estimate of losses and LAE, before reinsurance recoveries, for Hurricane Katrina due primarily to an $11.5 million increase in the estimate of assessed indirect losses from the Mississippi Windstorm Underwriting Association residual market. In the second quarter of 2006, the Company increased its estimate of losses and LAE, before reinsurance recoveries, for Hurricane Katrina due primarily to a $3.9 million increase in the Company’s estimate of direct losses in its Life and Health Insurance segment. In addition, the Company significantly increased its estimate of losses and LAE, before reinsurance recoveries, in 2006 for Hurricane Rita due primarily to an increase in the estimate of direct losses in the Company’s Life and Health Insurance segment. The increase in the Company’s estimate of losses and LAE from Hurricane Rita was offset entirely by reinsurance recoveries and, accordingly, had no impact on the Company’s reported losses and LAE, net of reinsurance, or on net income for the six and three months ended June 30, 2006. In addition to the adverse development, the Company also recorded additional reinstatement premiums of $0.7 million for the six months ended June 30, 2006.

Catastrophes (continued)

The Company currently estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, its Life and Health Insurance segment incurred losses and LAE of $63.6 million, before reinsurance recoveries, which exceeded its initial retention of $8 million and reinsurance coverage of $52 million. The excess of $3.6 million was recorded as adverse development for the six and three months ended June 30, 2006. The process of estimating and establishing reserves for both direct losses and LAE and indirect residual market losses is inherently uncertain and the actual ultimate cost of losses and LAE, before reinsurance recoveries, may vary from the estimated amount reserved. Any further development of direct and indirect losses and LAE from Hurricane Katrina in the Life and Health Insurance segment would have an impact on net income.

The Company currently estimates that, as a result of Hurricane Rita’s landfall in Texas and Louisiana, its Life and Health Insurance subsidiaries, together with Capitol County Mutual Fire Insurance Company (“Capitol”) (see Note 13, “Relationships with Mutual Holding Companies and Mutual Insurance Companies,” to the Condensed Consolidated Financial Statements), incurred losses and LAE of $50.4 million, before reinsurance recoveries, or $42.4 million of losses and LAE in excess of its retention of $8.0 million.

The Company currently estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, its Unitrin Kemper Auto and Home segment incurred losses and LAE of $43.8 million, before reinsurance recoveries, or $23.8 million of losses and LAE in excess of its retention of $20 million.

The Company currently estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, its Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments together incurred losses and LAE of $5.1 million, before reinsurance recoveries, or $1.1 million of losses and LAE in excess of their retention of $4 million.

Unitrin Kemper Auto and Home

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Earned Premiums:
Automobile	$304.5	$310.5	$153.4	$155.9
Homeowners	141.4	136.5	72.1	69.2
Other Personal	24.6	22.9	12.4	11.7

Total Earned Premiums	470.5	469.9	237.9	236.8
Net Investment Income	25.2	23.6	12.8	11.6
Other Income	0.2	0.4	0.1	0.2

Total Revenues	495.9	493.9	250.8	248.6

Incurred Losses and LAE	293.0	299.9	145.5	153.5
Insurance Expenses	136.6	144.5	69.3	74.1

Operating Profit	66.3	49.5	36.0	21.0
Income Tax Expense	19.0	13.2	10.6	5.2

Net Income	$47.3	$36.3	$25.4	$15.8

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	57.6%	60.9%	54.6%	61.9%
Incurred Catastrophe Loss and LAE Ratio	4.7%	2.9%	6.6%	2.9%

Total Incurred Loss and LAE Ratio	62.3%	63.8%	61.2%	64.8%
Incurred Expense Ratio	29.0%	30.8%	29.1%	31.3%

Combined Ratio	91.3%	94.6%	90.3%	96.1%

(Dollars in Millions)	June 30, 2006	Dec. 31, 2005
Insurance Reserves:
Personal Automobile	$411.8	$414.9
Homeowners	106.5	111.3
Other Personal	24.3	27.4

Insurance Reserves	$542.6	$553.6

Unitrin Kemper Auto and Home (continued)

(Dollars in Millions)	June 30, 2006	Dec. 31, 2005
Insurance Reserves:
Loss Reserves:
Case	$222.0	$220.3
Incurred but Not Reported	217.3	230.1

Total Loss Reserves	439.3	450.4
LAE Reserves	103.3	103.2

Insurance Reserves	$542.6	$553.6

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$34.1	$26.7	$16.5	$11.1
Adverse Catastrophe Loss and LAE Reserve Development, Net	(0.2)	(0.8)	—	(0.5)

Total Favorable Loss and LAE Reserve Development, Net	$33.9	$25.9	$16.5	$10.6

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	6.1%	5.1%	3.0%	2.1%

Earned Premiums in the Unitrin Kemper Auto and Home segment increased by $0.6 million and $1.1 million for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005, due primarily to higher premium rates, partially offset by lower volume. Homeowners insurance earned premiums increased by $4.9 million and $2.9 million for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005, due primarily to higher premium rates and to a lesser extent higher volume. Other insurance earned premiums increased by $1.7 million and $0.7 million for the six and three months ended June 30, 2006, respectively, due primarily to higher premium rates, partially offset by lower volume. Automobile insurance earned premiums decreased by $6.0 million and $2.5 million for the six and three months ended June 30, 2006, respectively, due primarily to lower volume, partially offset by higher rates. Net Investment Income increased by $1.6 million and $1.2 million for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005, due to higher levels of investments and higher yields on investments.

Operating Profit in the Unitrin Kemper Auto and Home segment increased by $16.8 million and $15.0 million for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005. Operating Profit increased due primarily to lower incurred losses and LAE on automobile insurance and other insurance, lower insurance expenses as a percentage of earned premiums and the higher net investment income, partially offset by higher incurred losses and LAE on homeowners insurance.

Unitrin Kemper Auto and Home (continued)

Incurred losses and LAE on automobile insurance and other insurance in the Unitrin Kemper Auto and Home segment decreased for the six and three months ended June 30, 2006, compared to the same periods in 2005, due primarily to higher favorable loss and LAE reserve development and improved premium rate adequacy, partially offset by higher catastrophe losses and LAE. The Unitrin Kemper Auto and Home segment reported favorable loss and LAE reserve development on automobile insurance of $22.2 million and $10.4 million for the six and three months ended June 30, 2006, respectively, compared to $12.7 million and $6.6 million in 2005. Favorable loss and LAE reserve development on other insurance was $5.0 million and $3.9 million for the six and three months ended June 30, 2006, respectively. Favorable loss and LAE reserve development on other insurance was $0.6 million for the six months ended June 30, 2005. Loss and LAE development on other insurance was insignificant for the three months ended June 30, 2005. Catastrophe losses and LAE on automobile insurance were $2.9 million and $2.5 million for the six and three months ended June 30, 2006, respectively, compared to $2.5 million and $1.6 million in the same periods in 2005. Catastrophe losses and LAE on other insurance were $1.1 million and $0.7 million for the six and three months ended June 30, 2006, respectively. Catastrophe losses and LAE on other insurance were $0.3 million for the six months ended June 30, 2005. Catastrophe losses and LAE on other insurance were insignificant for the three months ended June 30, 2005.

Incurred losses and LAE on homeowners insurance in the Unitrin Kemper Auto and Home segment increased for the six months ended June 30, 2006, compared to the same period in 2005, due primarily to higher catastrophe losses, lower favorable loss and LAE reserve development and an increase in the frequency of large fire losses. Favorable development on homeowners insurance was $6.7 million for the six months ended June 30, 2006, compared to $12.6 million for the same period in 2005. Catastrophe losses and LAE on homeowners insurance were $18.1 million for the six months ended June 30, 2006, compared to $10.8 million in the same period in 2005. Incurred losses and LAE on homeowners insurance increased for the three months ended June 30, 2006, compared to the same period in 2005, due primarily to higher catastrophe losses, and lower favorable loss and LAE reserve development. Favorable development on homeowners insurance was $2.2 million for the three months ended June 30, 2006, compared to $4.0 million for the same period in 2005. Catastrophe losses and LAE on homeowners insurance were $12.7 million for the three months ended June 30, 2006, compared to $5.9 million in the same period in 2005.

Insurance expenses decreased by $7.9 million for the six months ended June 30, 2006, compared to the same period in 2005, due primarily to the realization of economies of scale achieved in the reorganization, lower restructuring expenses and a change in the Company’s estimate of contingent commissions payable to agents. Insurance expenses decreased by $4.8 million for the three months ended June 30, 2006, compared to the same period in 2005, due primarily to the realization of economies of scale and lower restructuring expenses. Restructuring costs recognized in the Unitrin Kemper Auto and Home segment were insignificant in 2006. The Unitrin Kemper Auto and Home segment recognized restructuring costs of $1.7 million and $0.9 million for the six and three months ended June 30, 2005.

Net Income in the Unitrin Kemper Auto and Home segment increased by $11.0 million and $9.6 million for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005, due primarily to the changes in Operating Profit. The Unitrin Kemper Auto and Home segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $12.5 million and $6.2 million in the six and three months ended June 30, 2006, respectively, compared to $11.9 million and $6.2 million for the same periods in 2005. Tax-exempt investment income and dividends received deductions increased due primarily to certain intersegment investment transactions in the fourth quarter of 2005 (see discussion under the heading “Income Taxes” in this Management’s Discussion and Analysis of Results of Operations and Financial Condition).

Unitrin Specialty

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Earned Premiums:
Personal Automobile	$162.2	$168.9	$82.7	$84.1
Commercial Automobile	59.4	59.2	29.7	30.1

Total Earned Premiums	221.6	228.1	112.4	114.2
Net Investment Income	11.3	10.3	5.7	5.0

Total Revenues	232.9	238.4	118.1	119.2

Incurred Losses and LAE	167.3	167.6	85.7	83.1
Insurance Expenses	46.2	48.2	23.6	24.1

Operating Profit	19.4	22.6	8.8	12.0
Income Tax Expense	4.9	6.1	2.2	3.2

Net Income	$14.5	$16.5	$6.6	$8.8

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	75.2%	73.0%	75.4%	72.1%
Incurred Catastrophe Loss and LAE Ratio	0.3%	0.5%	0.8%	0.7%

Total Incurred Loss and LAE Ratio	75.5%	73.5%	76.2%	72.8%
Incurred Expense Ratio	20.8%	21.1%	21.0%	21.1%

Combined Ratio	96.3%	94.6%	97.2%	93.9%

(Dollars in Millions)	June 30, 2006	Dec. 31, 2005
Insurance Reserves:
Personal Automobile	$151.8	$161.7
Commercial Automobile	122.4	116.5
Other	17.5	17.6

Insurance Reserves	$291.7	$295.8

Unitrin Specialty (continued)

(Dollars in Millions)	June 30, 2006	Dec. 31, 2005
Insurance Reserves:
Loss Reserves:
Case	$158.3	$153.2
Incurred but Not Reported	78.6	84.5

Total Loss Reserves	236.9	237.7
LAE Reserves	54.8	58.1

Insurance Reserves	$291.7	$295.8

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$5.6	$8.6	$1.9	$5.4
Favorable Catastrophe Loss and LAE Reserve Development, Net	0.5	—	—	—

Total Favorable Loss and LAE Reserve Development, Net	$6.1	$8.6	$1.9	$5.4

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	2.1%	3.2%	0.6%	2.0%

Earned Premiums in the Unitrin Specialty segment decreased by $6.5 million and $1.8 million for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005, due primarily to lower personal automobile insurance premium rates and Unitrin Specialty’s decision to exit its motorcycle insurance business, partially offset by higher volume of personal automobile insurance from an improved competitive position. The Unitrin Specialty segment has experienced increased competition from traditional non-standard risk automobile insurance companies as well as standard risk automobile insurance companies. The Unitrin Specialty segment has improved its competitive position by reducing personal automobile insurance rates in certain states, where profitability is above the Unitrin Specialty segment’s target levels, by changing payment options and by changing its computer applications to make it easier for agents to transact business with Unitrin Specialty. Personal automobile earned premiums for the six and three months ended June 30, 2005 included $4.8 million and $1.9 million, respectively, of motorcycle insurance premiums. Unitrin Specialty exited this line of business during 2005.

Operating Profit in the Unitrin Specialty segment decreased by $3.2 million for both the six and three months ended June 30, 2006, compared to the same periods in 2005. Incurred losses and LAE as a percentage of earned premiums increased due primarily to lower favorable loss reserve development in 2006 and the lower personal automobile insurance premium rates, partially offset by the higher net investment income. Loss and LAE reserve development had favorable effects of $6.1 million and $1.9 million for the six and three months ended June 30, 2006, compared to favorable effects of $8.6 million and $5.4 million for the same periods in 2005.

Net Income in the Unitrin Specialty segment decreased by $2.0 million and $2.2 million for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005. The Unitrin Specialty segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $5.6 million and $2.8 million for the six and three months ended June 30, 2006, respectively, compared to $5.2 million and $2.7 million for the same periods in 2005. Tax-exempt investment income and dividends received deductions increased due primarily to certain intersegment investment transactions in the fourth quarter of 2005 (see discussion under the heading “Income Taxes” in this Management’s Discussion and Analysis of Results of Operations and Financial Condition).

Unitrin Direct

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Earned Premiums	$111.2	$108.9	$56.6	$55.8
Net Investment Income	4.6	4.4	2.3	2.1
Other Income	0.2	0.1	0.1	0.1

Total Revenues	116.0	113.4	59.0	58.0

Incurred Losses and LAE	88.0	85.2	43.7	43.8
Insurance Expenses	30.3	27.3	14.9	14.0

Operating Profit (Loss)	(2.3)	0.9	0.4	0.2
Income Tax Benefit	1.6	0.5	0.2	0.3

Net Income (Loss)	$(0.7)	$1.4	$0.6	$0.5

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	78.5%	78.0%	76.4%	78.0%
Incurred Catastrophe Loss and LAE Ratio	0.6%	0.2%	0.8%	0.5%

Total Incurred Loss and LAE Ratio	79.1%	78.2%	77.2%	78.5%
Incurred Expense Ratio	27.2%	25.1%	26.3%	25.1%

Combined Ratio	106.3%	103.3%	103.5%	103.6%

(Dollars in Millions)	June 30, 2006	Dec. 31, 2005
Insurance Reserves:
Loss Reserves:
Case	$72.3	$70.2
Incurred but Not Reported	10.8	12.2

Total Loss Reserves	83.1	82.4
LAE Reserves	18.3	17.0

Insurance Reserves	$101.4	$99.4

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Favorable (Adverse) Loss and LAE Reserve Development, Net (excluding Catastrophes)	$(0.4)	$2.4	$(0.8)	$1.1
Adverse Catastrophe Loss and LAE Reserve Development, Net	(0.2)	—	—	—

Total Favorable (Adverse) Loss and LAE Reserve Development, Net	$(0.6)	$2.4	$(0.8)	$1.1

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	-0.6%	2.6%	-0.8%	1.2%

Unitrin Direct (continued)

Earned Premiums in the Unitrin Direct segment increased by $2.3 million and $0.8 million for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005, due to higher premium rates, partially offset by lower volume. Unitrin Direct reduced its writings of new and renewal business in certain states during 2005 while implementing certain product changes and rate increases. Growth in targeted states did not completely offset the decline in premium volume in the states where writings were reduced. Unitrin Direct has begun to allocate a larger portion of its marketing budget to television advertising and to reduce its direct mail efforts. Unitrin Direct began writing premiums in three new states during the first half of 2006 and anticipates entering into three additional states during the second half of the year.

The Unitrin Direct segment reported an Operating Loss of $2.3 million for the six months ended June 30, 2006, compared to an Operating Profit of $0.9 million for the same period in 2005. Operating results decreased due primarily to higher marketing expenses, the effects of loss and LAE reserve development and higher LAE. Marketing expenses as a percentage of earned premiums increased from 6.4% in 2005 to 7.3% in 2006, due primarily to increased spending on television and web advertising. Direct marketing initially results in higher expenses as a percentage of earned premiums because up-front marketing costs, to the extent they are not deferrable, are expensed as incurred. Unitrin Direct recognized adverse loss and LAE reserve development of $0.6 million for the six months ended June 30, 2006, compared to favorable loss and LAE reserve development of $2.4 million for the same period in 2005. LAE increased partially due to an increase in the claims staff in the first quarter of 2006 in anticipation of higher premium growth in subsequent periods.

Operating Profit in the Unitrin Direct segment was $0.4 million for the three months ended June 30, 2006, compared to $0.2 million for the same period in 2005. Operating Profit increased due primarily to lower incurred losses and LAE as a percentage of earned premiums, partially offset by higher insurance expenses as a percentage of earned premiums. Incurred losses and LAE as a percentage of earned premiums decreased due primarily to improved premium rate adequacy, partially offset by the effects of loss and LAE reserve development. Unitrin Direct recognized adverse loss and LAE reserve development of $0.8 million for the three months ended June 30, 2006, compared to favorable loss and LAE reserve development of $1.1 million for the same period in 2005. Marketing expenses as a percentage of earned premiums increased from 6.5% in 2005 to 7.2% in 2006, due primarily to increased spending on television and web advertising.

Unitrin Direct reported a Net Loss of $0.7 million for the six months ended June 30, 2006, compared to Net Income of $1.4 million for the same period in 2005. For the three months ended June 30, 2006, Unitrin Direct reported Net Income of $0.6 million compared to $0.5 for the same period in 2005. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $2.3 million and $1.1 million for the six and three months ended June 30, 2006, respectively, compared to $2.2 million and $1.1 million for the same periods in 2005.

Unitrin Business Insurance

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Earned Premiums:
Commercial Automobile	$29.5	$31.1	$14.6	$15.6
Commercial Property and Liability	42.0	41.3	21.0	21.0
Workers’ Compensation	10.0	10.7	4.8	5.1
Commercial Reinsurance Program	12.1	11.3	6.4	5.5

Total Earned Premiums	93.6	94.4	46.8	47.2
Net Investment Income	14.7	14.5	7.5	6.9
Other Income	1.3	—	1.3	—

Total Revenues	109.6	108.9	55.6	54.1

Incurred Losses and LAE	58.0	53.8	26.3	27.6
Insurance Expenses	47.9	41.5	23.2	21.6

Operating Profit	3.7	13.6	6.1	4.9
Income Tax Benefit (Expense)	1.2	(2.4)	(0.8)	(0.6)

Net Income	$4.9	$11.2	$5.3	$4.3

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	59.9%	56.7%	53.2%	58.3%
Incurred Catastrophe Loss and LAE Ratio	2.1%	0.3%	3.0%	0.2%

Total Incurred Loss and LAE Ratio	62.0%	57.0%	56.2%	58.5%
Incurred Expense Ratio	51.2%	44.0%	49.6%	45.8%

Combined Ratio	113.2%	101.0%	105.8%	104.3%

(Dollars in Millions)	June 30, 2006	Dec. 31, 2005
Insurance Reserves:
Commercial Automobile	$73.4	$79.4
Commercial Property and Liability	215.0	216.4
Workers’ Compensation	89.8	94.7
Commercial Reinsurance Program	33.1	29.2

Insurance Reserves	$411.3	$419.7

Unitrin Business Insurance (continued)

(Dollars in Millions)	June 30, 2006	Dec. 31, 2005
Insurance Reserves:
Loss Reserves:
Case	$135.1	$140.7
Incurred but Not Reported	182.3	182.6

Total Loss Reserves	317.4	323.3
LAE Reserves	93.9	96.4

Insurance Reserves	$411.3	$419.7

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$11.1	$7.8	$6.3	$3.6
Favorable (Adverse) Catastrophe Loss and LAE Reserve Development, Net	(0.3)	0.3	0.1	0.3

Total Favorable Loss and LAE Reserve Development, Net	$10.8	$8.1	$6.4	$3.9

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	2.6%	1.8%	1.5%	0.9%

During 2005, Unitrin Business Insurance re-engineered certain business processes as it began transforming the structure that remained from the former Multi Lines Insurance segment into a structure more suitable and scalable to its future commercial lines insurance strategy. As previously disclosed in the Company’s 2005 Annual Report on Form 10-K, the Unitrin Business Insurance segment expected to incur substantial costs in the first half of 2006 related to certain redundant systems and personnel. Unitrin Business Insurance expects these redundant costs to decline in the second half of 2006. During the first quarter of 2006, Unitrin Business Insurance substantially completed the migration of its policies to its new policy administration system. Additionally, during the first half of 2006, the Unitrin Business Insurance segment completed the closure of two of its full service regional offices, substantially completed the closure of a third full service regional office and scaled back a fourth office. Restructuring costs recognized in Unitrin Business Insurance were $0.6 million and $0.3 million for the six and three months ended June 30, 2006, respectively, compared to $2.0 million and $0.9 million for the same periods in 2005. Although the new, scalable structure better matches the current size of the Unitrin Business Insurance segment, the segment will likely not reach adequate economies of scale for several years.

Earned Premiums in the Unitrin Business Insurance segment decreased by $0.8 million and $0.4 million for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005, due to lower premium rates, partially offset by higher volume of insurance. The Unitrin Business Insurance segment has reduced insurance rates across most product lines due to increased competition in its markets, while at the same time increasing the volume of insurance by focusing on larger accounts written through its account executive distribution network. Although the Unitrin Business Insurance segment expects to increase business written in the second half of 2006, earned premiums are expected to remain relatively flat in the second half of 2006. The Unitrin Business Insurance segment’s commercial reinsurance program consists of certain business written and administered by First NonProfit Insurance Company (“FNP”). FNP specializes in providing various forms of commercial insurance to charitable and other non-profit organizations. The Unitrin Business Insurance segment intends to exit its commercial reinsurance program in the second half of 2006. Other Income in the Unitrin Business Insurance segment includes a gain of $1.3 million on the sale of a regional office building in the second quarter of 2006.

Unitrin Business Insurance (continued)

Operating Profit in the Unitrin Business Insurance segment decreased by $9.9 million for the six months ended June 30, 2006, compared to the same period in 2005, due primarily to higher insurance expenses, partially the result of the restructuring and system migration initiatives and increased marketing efforts, and higher incurred losses and LAE, partially offset by the gain recognized on the sale of the regional office building. Incurred losses and LAE increased due primarily to an abnormal number of large fire losses in 2006 and higher catastrophe losses and LAE. Incurred losses and LAE also increased due to the higher volume of larger general liability insurance accounts, which typically have higher expected losses and LAE as a percentage of earned premiums than certain of Unitrin Business Insurance’s other product lines. Losses and LAE on general liability insurance typically are reported and settled over a longer period of time than some of Unitrin Business Insurance’s other product lines. Accordingly, the higher losses and LAE typically are offset to some extent by additional investment income during the settlement period. The increase in incurred losses and LAE was partially offset by the favorable effects of reserve development. Reserve development, including development of catastrophe losses and LAE, was $10.8 million favorable for the first half of 2006, compared to $8.1 million favorable in 2005. Catastrophe losses and LAE, net of reinsurance, were $2.0 million for the six months ended June 30, 2006, compared to $0.3 million for the same period in 2005.

Operating Profit in the Unitrin Business Insurance segment increased by $1.2 million for the three months ended June 30, 2006, compared to the same period in 2005, due primarily to the gain recognized on the sale of the regional office building. Excluding the gain recognized on the sale of the regional office building, Operating Profit in the Unitrin Business Insurance segment decreased slightly for the three months ended June 30, 2006, compared to the same period in 2005, as higher insurance expenses, partially the result of the restructuring and system migration initiatives and increased marketing efforts, were largely offset by lower incurred losses and LAE. The decrease in incurred losses and LAE was primarily due to the favorable effects of reserve development. Reserve development, including development of catastrophe losses and LAE, was $6.4 million favorable in the second quarter of 2006, compared to $3.9 million favorable in the second quarter of 2005. Excluding the impact of the favorable reserve development, incurred losses and LAE increased due primarily to an abnormal number of large fire losses in 2006 and higher catastrophe losses and LAE. Incurred losses and LAE also increased due to the higher volume of larger general liability accounts. Catastrophe losses and LAE, net of reinsurance, were $1.4 million for the three months ended June 30, 2006, compared to $0.1 million for the same period in 2005.

For the six and three months ended June 30, 2006, the Unitrin Business Insurance segment reported Net Income of $4.9 million and $5.3 million, respectively, compared to Net Income of $11.2 million and $4.3 million for the same periods in 2005. The Unitrin Business Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $7.3 million and $4.0 million for the six and three months ended June 30, 2006, respectively. Tax-exempt investment income and dividends received deductions were $6.8 million and $3.2 million for the six and three months ended June 30, 2005, respectively.

Life and Health Insurance

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Earned Premiums:
Life	$202.5	$203.2	$101.0	$101.5
Accident and Health	79.8	80.1	39.7	40.4
Property	58.6	53.6	29.6	27.1

Total Earned Premiums	340.9	336.9	170.3	169.0
Net Investment Income	88.3	79.2	45.8	39.0
Other Income	—	4.7	—	3.6

Total Revenues	429.2	420.8	216.1	211.6
Policyholders’ Benefits and Incurred Losses and LAE	216.3	205.7	108.0	104.8
Insurance Expenses	157.4	162.1	80.3	81.3

Operating Profit	55.5	53.0	27.8	25.5
Income Tax Expense	19.6	18.8	10.0	9.2

Net Income	$35.9	$34.2	$17.8	$16.3

(Dollars in Millions)	June 30, 2006	Dec. 31, 2005
Insurance Reserves:
Life	$2,357.6	$2,317.1
Accident and Health	96.9	87.8
Property	9.4	31.2

Insurance Reserves	$2,463.9	$2,436.1

Earned Premiums in the Life and Health Insurance segment increased by $4.0 million and $1.3 million for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005, due primarily to certain quota share reinsurance transactions with Capitol County Mutual Fire Insurance Company (“Capitol”) and its wholly owned subsidiary, Old Reliable Casualty Company (“ORCC”). Capitol is a mutual insurance company which is owned by its policyholders (see Note 13, “Relationships with Mutual Holding Companies and Mutual Insurance Companies,” to the Condensed Consolidated Financial Statements). Some of the Life and Health Insurance segment’s career agents sell property insurance products for Capitol and ORCC. Effective January 1, 2006, the Company entered into a quota share reinsurance agreement with ORCC whereby the Company assumes 100% of the business written by ORCC. Prior to 2006, the Company did not assume business from ORCC. In the third quarter of 2005, the Company increased the share of business it assumed from Capitol to 100%. Prior to this change, the Company had assumed 95% of the business written by Capitol. The Company estimates that earned premiums increased by $6.9 million and $3.5 million for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005, due to the impact of these quota share reinsurance transactions.

Excluding the impact of the quota share reinsurance transactions described above, earned premiums in the Life and Health Insurance segment decreased by $2.9 million for the six months ended June 30, 2006, compared to the same period in 2005, due primarily to higher costs for catastrophe reinsurance coverage, lower earned premiums on life insurance and lower earned premiums on accident and health insurance. The cost of catastrophe reinsurance coverage was $3.0 million for the six months ended June 30, 2006, compared to $1.3 million in 2005. Earned premiums on life insurance decreased by $0.7 million for the six months ended June 30, 2006, compared to the same period in 2005, due primarily to lower volume, partially offset by an abnormal number of policies that were reinstated in the first quarter of 2006. These policies had lapsed in December 2005 due to non-payment of premiums following Hurricanes Katrina and Rita. The Company estimates that earned premiums increased by approximately $0.6 million in the first quarter of 2006 due to the abnormal number of reinstatements. Earned premiums on accident and health insurance decreased by $0.3 million for the six months ended June 30, 2006, compared to the same period in 2005. Lower volume of accident and health insurance, primarily on limited benefit medical and Medicare supplement products, contributed $3.6 million of the decrease in accident and health insurance earned premiums, while higher premium rates on those same products accounted for an increase of $3.3 million.

Life and Health Insurance (continued)

Excluding the impact of the quota share reinsurance transactions described above, earned premiums in the Life and Health Insurance segment decreased by $2.2 million for the three months ended June 30, 2006, compared to the same period in 2005, due primarily to higher costs for catastrophe reinsurance coverage, lower earned premiums on life insurance and lower earned premiums on accident and health insurance. The cost of catastrophe reinsurance coverage was $1.5 million for the three months ended June 30, 2006, compared to $0.7 million in 2005. Earned premiums on life insurance decreased by $0.5 million for the three months ended June 30, 2006, compared to the same period in 2005, due primarily to lower volume. Earned premiums on accident and health insurance decreased by $0.7 million the three months ended June 30, 2006, compared to the same period in 2005. Lower volume of accident and health insurance, primarily on limited benefit medical and Medicare supplement products, contributed $2.1 million of the decrease in accident and health insurance earned premiums, while higher premium rates on those same products accounted for an increase of $1.4 million.

Other Income for the six and three months ended June 30, 2005, includes a gain of $2.4 million recognized on the sale of the Career Agency Group’s home office building. No such gains were recorded in 2006. Other Income in 2005 also primarily includes service fees charged for certain administrative services provided by the Career Agency Group to ORCC, prior to the effective dates of the 100% quota share agreement described above. The Company has entered into an agreement to sell Reserve National’s home office building. The sale is expected to be completed in the third quarter of 2006. The Company expects to record a gain of approximately $10 million in the third quarter of 2006 on the sale.

Net investment income increased by $9.1 million and $6.8 million for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005, due to higher yields on investments and higher levels of investments.

Operating Profit in the Life and Health Insurance segment increased by $2.5 million for the six months ended June 30, 2006, compared to the same period in 2005, due primarily to the higher net investment income, lower mortality on life insurance products and lower insurance expenses as a percentage of earned premiums on property insurance products sold by the Life and Health Insurance segment’s career agents, partially offset by the higher cost of catastrophe reinsurance and higher catastrophe losses and LAE (including development) on property insurance, the gain on the sale of the Career Agency Group’s home office building in 2005 and lower income from accident and health insurance products sold through Reserve National Insurance Company. Operating Profit in the Life and Health Insurance segment increased by $2.3 million for the three months ended June 30, 2006, compared to the same period in 2005, due primarily to the higher net investment income and lower mortality on life insurance products, partially offset by the higher cost of catastrophe reinsurance and higher catastrophe losses and LAE (including development) on property insurance products sold by the Life and Health Insurance segment’s career agents and the gain on the sale of the Career Agency Group’s home office building in 2005.

Catastrophe losses and LAE (including development), net of reinsurance, on property insurance sold by the Life and Health Insurance segment’s career agents were $8.7 million and $7.6 million for the six and three months ended June 30, 2006, respectively. Catastrophe losses and LAE (including development), net of reinsurance, for the six and three months ended June 30, 2006 included adverse development of $3.6 million, net of reinsurance, on Hurricane Katrina. (see Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Catastrophes”). Catastrophe losses and LAE (including development), net of reinsurance, were $2.2 million and $1.5 million for the six and three months ended June 30, 2005, respectively. Property insurance reserves decreased by $21.8 million during the first six months of 2006 due primarily to payment of claims related to Hurricanes Katrina and Rita.

Net Income in the Life and Health Insurance segment increased by $1.7 million and $1.5 million for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005, due primarily to the higher operating profit.

Consumer Finance

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Interest, Loan Fees and Earned Discount	$114.6	$101.4	$58.9	$51.7
Net Investment Income	1.8	1.7	0.9	0.9
Other	3.6	3.4	1.8	1.6

Total Revenues	120.0	106.5	61.6	54.2

Provision for Loan Losses	24.1	21.8	12.5	12.1
Interest Expense on Certificates of Deposits	22.9	17.7	12.0	9.2
General and Administrative Expenses	45.5	42.4	22.8	21.6

Operating Profit	27.5	24.6	14.3	11.3
Income Tax Expense	11.3	10.4	5.8	4.8

Net Income	$16.2	$14.2	$8.5	$6.5

Consumer Finance Loan Originations	$441.3	$381.4	$223.7	$193.9

	June 30, 2006	Dec. 31, 2005
Percentage of Consumer Finance Receivables Past Due:
Less than 30 Days	24.2%	23.9%
30 Days to 59 Days	7.6%	8.3%
60 Days to 89 Days	2.5%	2.9%
90 Days and Greater	1.0%	1.2%

Total Past Due	35.3%	36.3%

Ratio of Reserve for Loan Losses to Gross Consumer Finance Receivables	5.4%	5.3%
Weighted-Average Interest Yield on Certificates of Deposits	4.3%	4.0%

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Reserve for Loan Losses - Beginning of Period	$62.6	$56.6	$66.1	$57.8
Provision for Loan Losses	24.1	21.8	12.5	12.1
Net Charge-off:
Consumer Finance Receivables Charged-off	(43.5)	(36.4)	(21.3)	(17.4)
Consumer Finance Receivables Recovered	25.4	20.3	11.3	9.8

Net Charge-off	(18.1)	(16.1)	(10.0)	(7.6)

Reserve for Loan Losses - End of Period	$68.6	$62.3	$68.6	$62.3

Interest, Loan Fees and Earned Discounts in the Consumer Finance segment increased by $13.2 million and $7.2 million for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005, due primarily to higher levels of loans outstanding, partially offset by lower interest rates.

Consumer Finance (continued)

Operating Profit increased by $2.9 million and $3.0 million for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005, primarily due to a higher level of loans outstanding, partially offset by higher Provision for Loan Losses, Interest Expense on Certificates of Deposits and General and Administrative Expenses. Provision for Loan Losses increased by $2.3 million and $0.4 million for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005, due primarily to a higher level of loans outstanding. Interest Expense on Certificates of Deposits increased by $5.2 million and $2.8 million for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005, due primarily to higher interest rates on Certificates of Deposits and higher levels of deposits. General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discounts, decreased from 41.8% for the six months ended June 30, 2005, to 39.7% for the six months ended June 30, 2006, due primarily to higher levels of loan outstanding.

Net Income in the Consumer Finance segment increased by $2.0 million for both the six and three months ended June 30, 2006, compared to the same periods in 2005, due primarily to the higher Operating Profit.

Equity in Net Income of Investee

Unitrin accounts for its investment in its investee, Intermec, Inc. (“Intermec”), under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information, which generally results in a three month delay in the inclusion of Intermec’s results in Unitrin’s consolidated financial statements. Equity in Net Income of Investee was $7.2 million and $1.8 million for the six and three months ended June 30, 2006, respectively. Equity in Net Income of Investee was $3.1 million and $0.5 million for the six and three months ended June 30, 2005, respectively.

The fair value of Unitrin’s investment in Intermec exceeded the carrying value of Unitrin’s investment in Intermec by $201.8 million and $347.4 million at June 30, 2006 and December 31, 2005, respectively. In accordance with applicable accounting standards, such excess is not included in the unaudited Condensed Consolidated Financial Statements.

Corporate Investments

The Company considers the management of certain investments, Northrop common and preferred stock, Baker Hughes, Inc. common stock, and its investee, Intermec, to be a corporate responsibility and excludes income from these investments from its operating segments. Dividend income from these investments for the six and three months ended June 30, 2006 and 2005 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Northrop Preferred Stock	$3.1	$6.2	$—	$3.1
Northrop Common Stock	4.2	3.9	2.3	2.1
Baker Hughes Common Stock	0.1	0.2	—	—

Total Unallocated Dividend Income	$7.4	$10.3	$2.3	$5.2

Dividend income from the Company’s investment in Northrop preferred stock decreased for the six and three months ended June 30, 2006, compared to the same periods in 2005, due to the timing of the ex-dividend date.

Corporate Investments (continued)

The changes in the fair value of Corporate Investments for the six months ended June 30, 2006 are summarized below:

		Six Months Ended June 30, 2006
(Dollars in Millions)	Fair Value Dec. 31, 2005	Holding Gain (Loss)	Dispositions	Fair Value June 30, 2006
Equity Securities:
Northrop Preferred Stock	$225.7	$(1.2)	$—	$224.5
Northrop Common Stock	460.7	30.2	(17.5)	473.4
Baker Hughes Common Stock	48.7	15.2	(18.8)	45.1
Investee:
Intermec Common Stock	427.8	(137.4)	—	290.4

Total Corporate Investments	$1,162.9	$(93.2)	$(36.3)	$1,033.4

Net Realized Investment Gains

The components of Net Realized Investment Gains for the six and three months ended June 30, 2006 and 2005 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Fixed Maturities:
Gains on Dispositions	$2.0	$1.0	$1.1	$0.2
Losses on Dispositions	(4.4)	(0.4)	(4.0)	(0.3)
Northrop Common Stock:
Gains on Dispositions	5.6	—	1.8	—
Other Equity Securities:
Gains on Dispositions	19.8	11.5	11.3	4.6
Losses on Dispositions	(0.8)	(0.5)	(0.4)	—
Losses from Write-downs	(1.7)	(5.2)	(0.7)	(3.9)
Real Estate:
Gains on Dispositions	—	39.4	—	39.4
Other Investments:
Gains on Dispositions	0.3	0.3	0.1	0.3
Losses on Dispositions	(0.2)	(0.4)	(0.2)	(0.3)

Net Realized Investment Gains	$20.6	$45.7	$9.0	$40.0

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other than temporary declines in fair value are reported in the Condensed Consolidated Statements of Income in the period that the decline was determined to be other than temporary. Net Realized Investment Gains for the six and three months ended June 30, 2006 includes pretax losses of $1.7 million and $0.7 million, respectively, resulting from other than temporary declines in the fair values of investments. Net Realized Investment Gains for the six and three months ended June 30, 2005 includes pretax losses of $5.2 million and $3.9 million, respectively, resulting from other than temporary declines in the fair values of investments. The Company cannot anticipate when or if similar investment losses may occur in the future.

Liquidity and Capital Resources

At June 30, 2006, there were approximately 1.8 million shares of the Company’s outstanding common stock that could be repurchased under the Company’s outstanding repurchase authorization. Common stock may be repurchased in the open market or in privately negotiated transactions from time to time subject to market conditions and other factors. During the first six months of 2006, the Company repurchased 639,700 shares of its common stock at an aggregate cost of $29.2 million in open market transactions.

The Company has a five-year, $325 million, unsecured, revolving credit agreement, expiring June 30, 2010, with a group of financial institutions. The agreement provides for fixed and floating rate advances for periods up to one year at various interest rates. The agreement also contains various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for the Company’s largest insurance subsidiaries. The proceeds from advances under the revolving credit facility may be used for general corporate purposes. The Company had no outstanding advances under its unsecured, revolving credit agreement at June 30, 2006 or December 31, 2005. Undrawn letters of credit issued pursuant to the unsecured, revolving credit agreement were $13.1 million and $13.4 million at June 30, 2006 and December 31, 2005, respectively. Accordingly, the amounts available for future borrowing were $311.9 million and $311.6 million at June 30, 2006 and December 31, 2005, respectively.

At June 30, 2006, the Company had $300 million of its 5.75% senior notes due July 1, 2007 outstanding and $200 million of its 4.875% senior notes due November 1, 2010 outstanding. Interest expense on such senior notes was $13.9 million for both the six months ended June 30, 2006 and 2005.

In August 2005, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for the future sale of up to an aggregate of $300 million of debt securities, common stock, preferred stock and other securities. The Company’s present intention is to utilize the shelf to refinance its $300 million 5.75% senior notes closer to their maturity.

The Company does not anticipate making significant changes to its capital structure during 2006. The Company’s management believes that it has sufficient resources to maintain the payment of dividends to its shareholders at its present level. Sources available for future shareholder dividend payments and the payment of interest on Unitrin’s senior notes include the receipt of dividends from Unitrin’s operating subsidiaries, the receipt of dividends from its investments in Northrop, borrowings under the Company’s revolving credit agreement, and monetization of a portion of the Unitrin parent company’s Northrop holdings. Various state insurance laws restrict the ability of the Company’s insurance subsidiaries to pay dividends without regulatory approval. Such laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Certain risk-based capital regulations also have the effect of limiting the amount of dividends that may be paid by the Company’s consumer finance subsidiary, Fireside Bank. In 2006, the Company estimates that its subsidiaries would be able to pay $258 million in dividends to the Company without prior regulatory approval. During the first six months of 2006, two of Unitrin’s subsidiaries (Trinity and Fireside Securities Corporation) paid cash dividends totaling $59.0 million and $9.5 million, respectively to Unitrin. The Company currently estimates that the Unitrin parent company will receive approximately $155 million in dividends from its subsidiaries during the remainder of 2006, including approximately $50 million in dividends requiring regulatory approval for which approval has been received. The Unitrin parent company directly held investments in Northrop preferred and common stock with a market value totaling $313.5 million and $321.7 million at June 30, 2006 and December 31, 2005, respectively. In addition to the Unitrin parent company’s holdings of Northrop preferred and common stock, Trinity held investments in Northrop common stock with a market value of $384.4 million and $364.7 million at June 30, 2006 and December 31, 2005, respectively. During the first half of 2006, the Unitrin parent company and Trinity sold a portion of their Northrop common stock, generating gross proceeds of $12.7 million and $4.8 million, respectively.

Liquidity and Capital Resources (continued)

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

Net Cash Provided by Operating Activities decreased by $35.5 million for the six months ended June 30, 2006, compared to the same period in 2005, due primarily to cash outflows related to the payment of insurance claims that were expensed and reserved for in prior years.

Net Cash Used by Investing Activities is largely dependent on Net Cash Provided by Operating Activities and cash flow from Financing Activities. Cash Flow Used by Investing Activities decreased by $151.1 million for the six months ended June 30, 2006, compared to the same period in 2005, due primarily to lower levels of cash from Financing and Operating Activities. In addition, the Company significantly reduced its excess cash on hand in 2005 and invested such excess.

Net Cash Provided by Financing Activities decreased by $72.1 million for the six months ended June 30, 2006, compared to the same period in 2005. Cash from certificates of deposits issued, net of withdrawals, decreased by $38.1 million. In addition, the Company used $29.2 million of cash in the first six months of 2006 to repurchase shares of its common stock. The Company did not repurchase shares of its common stock in the corresponding six month period in 2005.

Interest and Other Expenses

Interest and Other Expenses was $31.7 million and $15.8 million for the six and three months ended June 30, 2006, respectively, compared to $30.3 million and $15.7 million for the same periods in 2005. Interest and Other Expenses increased for the six months ended June 30, 2006, compared to the same period in 2005, due primarily to higher compensation and employee benefit costs. Interest expense was $14.4 million for both the six months ended June 30, 2006 and 2005.

Income Taxes

The Company’s effective income tax rate differs from the Federal statutory income tax rate due primarily to the effects tax-exempt investment income and dividends received deductions, partially offset by the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $33.0 million and $15.3 million for the six and three months ended June 30, 2006, respectively, compared to $33.8 million and $17.2 million for the same periods in 2005. Tax-exempt investment income and dividends received deductions decreased in 2006 due primarily to the timing of the Northrop preferred stock ex-dividend, partially offset by higher levels of tax-exempt investments and certain intersegment sales of equity securities resulting from certain tax planning strategies. In December 2005, one of the Company’s life insurance subsidiaries sold substantially all of its equity securities to one of the Company’s property and casualty insurance subsidiaries to implement this strategy. The net effects of state income taxes were $2.1 million and $1.2 million for the six and three months ended June 30, 2006, respectively, compared to $2.1 million and $1.2 million for the same periods in 2005.

Accounting Changes

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company has adopted SFAS No. 123(R) using the modified prospective method effective January 1, 2006. Under the modified prospective method, companies record prospectively the compensation cost for new and modified awards, on or after the date of adoption, over the requisite service period of such awards. In addition, companies record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining requisite service period of such awards. The Company previously adopted SFAS No. 123 in 2003. Accordingly, the incremental effect of adoption of SFAS No. 123(R) was not material.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under FASB 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. FIN 48 is effective with the Company’s next fiscal year beginning January 1, 2007. The Company has not yet determined the financial impact, if any, of adoption of FIN 48.

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

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both June 30, 2006 and December 31, 2005, for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Consumer Finance Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at June 30, 2006 and December 31, 2005, respectively. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at June 30, 2006 and December 31, 2005, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at June 30, 2006 and December 31, 2005, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.49 and 0.46 at June 30, 2006 and December 31, 2005, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended June 30, 2006 and December 31, 2005, respectively, and weighted on the fair value of such securities at June 30, 2006 and December 31, 2005, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

Quantitative Information About Market Risk (continued)

The estimated adverse effects on the market value of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
June 30, 2006
Assets
Investments in Fixed Maturities	$3,842.3	$(272.7)	$—	$(272.7)
Investments in Equity Securities	1,187.7	(3.3)	(55.8)	(59.1)
Consumer Finance Receivables	1,203.2	(15.9)	—	(15.9)

Liabilities
Certificates of Deposits	$1,117.7	$20.4	$—	$20.4
Notes Payable	495.9	10.4	—	10.4

December 31, 2005
Assets
Investments in Fixed Maturities	$4,086.6	$(301.8)	$—	$(301.8)
Investments in Equity Securities	1,098.9	(4.4)	(47.1)	(51.5)
Consumer Finance Receivables	1,112.5	(14.8)	—	(14.8)

Liabilities
Certificates of Deposits	$1,070.9	$18.6	$—	$18.6
Notes Payable	504.3	12.9	—	12.9

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

Qualitative Information About Market Risk (continued)

At June 30, 2006 and December 31, 2005, respectively, $697.9 million and $686.4 million of the Company’s Investments in Equity Securities, which exclude the Company’s Investment in Investee, were concentrated in the preferred and common stock of Northrop. Northrop stated in its 2005 Annual Report on Form 10-K that it “provides technologically advanced innovative products, services, and solutions in information and services, aerospace, electronics and shipbuilding.” Additionally, Northrop stated that “As a prime contractor, principal subcontractor, partner, or preferred supplier,” it “participates in many high-priority defense and non-defense technology programs in the United States and abroad.” Accordingly, the Company’s Investments in Equity Securities are sensitive to the nature of Northrop’s industry segments.

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

Among the factors that could cause the Company’s actual losses from Hurricanes Katrina, Rita and Wilma to differ materially from estimated results are:

•	The impact of inflation on insurance claims, including, but not limited to, the effects attributed to scarcity of resources available to rebuild damaged structures, including labor and materials;

•	Orders, interpretations or other actions by regulators that impact the reporting, adjustment and payment of claims;

•	Interpretations or decisions by courts or regulators that may govern or influence insurance policy coverage issues arising with respect to losses incurred in connection with these hurricanes; and

•	The impact of residual market assessments and assessments for insurance industry insolvencies.

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

Item 2. Changes in Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31	402,600	$45.83	402,600	1,981,854
June 1- June 30	149,400	$45.07	149,400	1,832,454

(1)	This number represents purchases made by the Company under its stock repurchase program, which was first announced on August 8, 1990. The repurchase program was subsequently expanded several times, most recently in November 2000, when the Board of Directors expanded the Company’s authority to repurchase the Company’s common stock by an aggregate number of 4,000,000 shares (in addition to approximately 860,000 shares remaining under its prior authorization). The repurchase program does not have an expiration date. This table does not include shares withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options under the Company’s four stock option plans.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Unitrin, Inc. was held on May 3, 2006 for the purpose of electing twelve directors and to consider and act upon a proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm.

The final tabulation for each of the twelve nominees for director is as follows:

Nominee	Votes For	Votes Withheld
James E. Annable	61,612,933	1,300,994
Eric J. Draut	61,660,165	1,253,762
Donald V. Fites	61,625,382	1,288,545
Douglas G. Geoga	61,674,197	1,239,730
Reuben L. Hedlund	62,519,664	394,263
Jerrold V. Jerome	62,510,388	403,539
William E. Johnston, Jr.	61,668,408	1,245,519
Wayne Kauth	61,629,785	1,284,142
Fayez S. Sarofim	61,613,520	1,300,407
Donald G. Southwell	62,550,405	363,522
Richard C. Vie	62,540,920	373,007
Ann E. Ziegler	62,606,198	307,729

Shareholders ratified the selection of Deloitte & Touche LLP by the following votes: 62,626,260 votes for ratification, 198,809 votes against and 88,858 votes abstained.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

3.2	Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

4.1	Rights Agreement between Unitrin, Inc. and American Stock Transfer & Trust Company, as successor to Wachovia Bank, National Association, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, dated as of August 4, 2004 and amended May 4, 2006 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2004 and Exhibits 4.1 and 4.2 to the Company’s Registration Statement on Form 8-A/A dated May 4, 2006.)

4.2	Senior Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and BNY Midwest Trust Company as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 1, 2002.)

4.3	Form of Subordinated Indenture (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 5.75% Senior Notes due July 1, 2007 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2002.)

4.5	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 30, 2003.)

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.2	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.3	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.4	Unitrin, Inc. 2002 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.5	2005 Restricted Stock and Restricted Stock Unit Plan (Incorporated herein by reference to Appendix B to the Company’s Proxy Statement, dated March 28, 2005, in connection with the Company’s 2005 Annual Meeting of Shareholders.)

10.6	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.7	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.8	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.9	Unitrin, Inc. Pension Equalization Plan, as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

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

10.11	Unitrin, Inc. Severance Plan (Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.12	Unitrin, Inc. Incentive Bonus Plan, dated February 3, 2004 (Incorporated herein by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2004, in connection with the Company’s 2004 Annual Meeting of Shareholders.)

10.13	Unitrin, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.14	Summary of Named Executive Officer Compensation, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K/A filed February 7, 2006.)

10.15	Summary of Non-Employee Director Compensation, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K/A filed February 7, 2006.)

10.16	Credit Agreement, dated as of June 24, 2005, by and among Unitrin, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent, letter of credit issuer and swing line lender, Wells Fargo Bank, National Association, individually and as syndication agent, and Wachovia Bank, N.A., individually and as documentation agent (Incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed June 27, 2005.)

10.17	Registration Rights Agreement, dated as of January 23, 2001, by and among, Northrop Grumman Corporation, NNG, Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation, and Unitrin, Inc. (Incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unitrin, Inc.

Date: July 31, 2006	/s/ Richard C. Vie
Richard C. Vie
Chairman of the Board and
Chief Executive Officer

Date: July 31, 2006	/s/ Eric J. Draut
Eric J. Draut
Executive Vice President and
Chief Financial Officer

Date: July 31, 2006	/s/ Richard Roeske
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)