Form 10-Q
period 2006-09-30
UNITRIN INC
filed 2006-10-31
CIK 860748

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2006

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

67,130,174 shares of common stock, $0.10 par value, were outstanding as of October 24, 2006.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Nine Months Ended		Three Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Revenues:
Earned Premiums	$1,859.8	$1,858.8	$622.0	$620.6
Consumer Finance Revenues	184.3	163.2	64.3	56.7
Net Investment Income	229.1	209.1	77.8	67.8
Other Income	14.7	7.6	11.7	1.2
Net Realized Investment Gains	23.7	53.5	3.1	7.8

Total Revenues	2,311.6	2,292.2	778.9	754.1

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,208.0	1,278.1	385.4	465.8
Insurance Expenses	604.8	612.2	203.2	204.1
Consumer Finance Expenses	146.2	125.1	53.7	43.2
Interest and Other Expenses	47.2	46.7	15.5	16.4

Total Expenses	2,006.2	2,062.1	657.8	729.5

Income before Income Taxes and Equity in Net Income of Investee	305.4	230.1	121.1	24.6
Income Tax Expense	92.5	66.0	36.4	3.5

Income before Equity in Net Income of Investee	212.9	164.1	84.7	21.1
Equity in Net Income of Investee	8.6	4.7	1.4	1.6

Net Income	$221.5	$168.8	$86.1	$22.7

Net Income Per Share	$3.25	$2.44	$1.27	$0.33

Net Income Per Share Assuming Dilution	$3.23	$2.42	$1.27	$0.32

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2006 - $3,842.5; 2005 - $3,988.7)	$3,907.9	$4,086.6
Northrop Grumman Corporation Preferred Stock at Fair Value (Cost: 2006 - $177.5; 2005 - $177.5)	236.0	225.7
Northrop Grumman Corporation Common Stock at Fair Value (Cost: 2006 - $318.8; 2005 - $330.7)	503.0	460.7
Other Equity Securities at Fair Value (Cost: 2006 - $384.5; 2005 - $302.8)	508.0	412.5
Investee (Intermec) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2006 - $333.7; 2005 - $427.8)	91.4	80.4
Short-term Investments at Cost which Approximates Fair Value	589.9	524.5
Other	565.8	484.4

Total Investments	6,402.0	6,274.8

Cash	43.0	44.5
Consumer Finance Receivables at Cost (Fair Value: 2006 - $1,227.4; 2005 - $1,112.5)	1,227.9	1,109.5
Other Receivables	763.7	828.0
Deferred Policy Acquisition Costs	448.3	438.2
Goodwill	344.7	344.7
Other Assets	138.9	158.6

Total Assets	$9,368.5	$9,198.3

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$2,465.5	$2,404.9
Property and Casualty	1,442.9	1,531.5

Total Insurance Reserves	3,908.4	3,936.4

Certificates of Deposits at Cost (Fair Value: 2006 - $1,181.1; 2005 - $1,070.9)	1,187.3	1,074.3
Unearned Premiums	815.8	810.6
Accrued and Deferred Income Taxes	287.7	272.8
Notes Payable at Amortized Cost (Fair Value: 2006 - $500.2; 2005 - $504.3)	504.3	503.6
Accrued Expenses and Other Liabilities	411.4	442.9

Total Liabilities	7,114.9	7,040.6

Shareholders’ Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 67,130,696 Shares Issued and Outstanding at September 30, 2006 and 68,516,167 Shares Issued and Outstanding at December 31, 2005	6.7	6.9
Paid-in Capital	726.4	711.4
Retained Earnings	1,241.1	1,188.2
Accumulated Other Comprehensive Income	279.4	251.2

Total Shareholders’ Equity	2,253.6	2,157.7

Total Liabilities and Shareholders’ Equity	$9,368.5	$9,198.3

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Operating Activities:
Net Income	$221.5	$168.8
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(14.4)	(23.4)
Equity in Net Income of Investee before Taxes	(13.3)	(7.4)
Amortization of Investments	5.2	8.8
(Increase) Decrease in Other Receivables	64.3	(55.1)
Increase (Decrease) in Insurance Reserves	(31.5)	172.8
Increase in Unearned Premiums	5.3	35.4
Increase in Accrued and Deferred Income Taxes	—	5.6
Increase (Decrease) in Accrued Expenses and Other Liabilities	(34.0)	18.1
Net Realized Investment Gains	(23.7)	(53.5)
Provision for Loan Losses	41.9	34.9
Other, Net	18.3	32.0

Net Cash Provided by Operating Activities	239.6	337.0

Investing Activities:
Sales and Maturities of Fixed Maturities	387.9	392.6
Purchases of Fixed Maturities	(245.3)	(448.1)
Sales of Northrop Grumman Corporation Common Stock	17.5	—
Sales of Other Equity Securities	72.7	58.9
Purchases of Equity Securities	(135.6)	(40.2)
Change in Short-term Investments	(62.5)	(182.0)
Acquisition and Improvements of Investment Real Estate	(9.6)	(34.0)
Sales of Investment Real Estate	—	41.9
Change in Other Investments	(71.9)	(16.0)
Change in Consumer Finance Receivables	(159.5)	(151.7)
Other, Net	5.2	(14.2)

Net Cash Used by Investing Activities	(201.1)	(392.8)

Financing Activities:
Change in Certificates of Deposits	113.1	123.6
Change in Universal Life and Annuity Contracts	3.5	3.0
Notes Payable Proceeds	20.0	20.0
Notes Payable Payments	(20.1)	(20.0)
Cash Dividends Paid	(90.3)	(88.2)
Common Stock Repurchases	(72.6)	(24.1)
Cash Exercise of Stock Options	4.0	15.2
Excess Tax Benefits from Share-based Awards	2.4	—

Net Cash Provided (Used) by Financing Activities	(40.0)	29.5

Decrease in Cash	(1.5)	(26.3)
Cash, Beginning of Year	44.5	82.1

Cash, End of Period	$43.0	$55.8

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Unitrin, Inc. (“Unitrin” or the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is not required by the rules and regulations of the SEC and has been condensed or omitted. In the opinion of the Company’s management, the unaudited Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2005 (the “2005 Annual Report”).

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

In 2005, some of the Company’s awards under share-based payment arrangements with employees were accounted for under the intrinsic value method of APB Opinion No. 25. The effects on Net Income, Net Income Per Share and Net Income Per Share Assuming Dilution if the fair value based method had been applied to all awards in 2005 are presented below:

(Dollars in Millions, Except Per Share Amounts)	Nine Months Ended Sept. 30, 2005	Three Months Ended Sept. 30, 2005
Net Income, As Reported	$168.8	$22.7
Add: Stock-Based Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	6.0	2.1
Deduct: Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for All Awards, Net of Related Tax Effects	(6.1)	(2.1)

Pro Forma Net Income	$168.7	$22.7

Net Income Per Share:
As Reported	$2.44	$0.33

Pro Forma	$2.44	$0.33

Net Income Per Share Assuming Dilution:
As Reported	$2.42	$0.32

Pro Forma	$2.42	$0.32

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation (continued)

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. FIN 48 is effective with the Company’s next fiscal year beginning January 1, 2007. The Company expects that the financial impact, if any, of applying the provisions of FIN 48 to all tax positions will not be material upon the initial adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early application is encouraged, provided that the reporting entity has not yet issued financial statements for an interim period within that fiscal year. The Company estimates that the initial application of SFAS No. 157 will not be material.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R), Employers’ Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 158 requires the recognition of the funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in the statement of financial position and the recognition of changes in the funded status through comprehensive income in the year in which such changes occur. The Company is required to initially apply the recognition provisions of SFAS No. 158 to the funded status of its defined benefit postretirement plans and to provide the required disclosures as of December 31, 2006. The Company has not yet determined the financial impact that the initial recognition of the funded status of its defined benefit postretirement plans will have on its financial position. However, had the Company been required to apply the provisions of SFAS No. 158 to the accounting for its defined benefit postretirement plans at December 31, 2005, it would have recognized a liability of $35.1 million before tax for the unfunded status of such plans.

In addition, SFAS No. 158 requires that the funded status of a plan be measured as of the date of the year-end statement of financial position, with limited exceptions. The Company currently measures its funded status as of the date of the Company’s fiscal year-end statement of financial position. Accordingly, adoption of the measurement provisions of SFAS No. 158 will have no impact on the Company.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Catastrophe Reinsurance

The Company maintains three separate catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each reinsurance program is provided in three layers.

The annual program covering the Company’s Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments provides, effective January 1, 2006, reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. In 2005, the annual program covering these segments also provided reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. The aggregate annual premium, excluding reinstatement premium, for the 2006 annual program covering these segments is $1.9 million, compared to an annual cost of $1.5 million, excluding reinstatement premium, for the 2005 annual program. Catastrophe reinsurance premiums for this program reduced earned premiums by $1.4 million for the nine months ended September 30, 2006, compared to $1.2 million for the same period in 2005, including $0.1 million of reinstatement premium recorded in the third quarter of 2005.

The annual program covering the property insurance operations of the Company’s Life and Health Insurance segment provides, effective January 1, 2006, reinsurance coverage of 100% of reinsured catastrophe losses of $90 million above retention of $10 million. In 2005, the annual program covering this segment provided reinsurance coverage of 100% of reinsured catastrophe losses of $52 million above retention of $8 million. The aggregate annual premium, excluding reinstatement premium, for the 2006 annual program covering this segment is $6.1 million, compared to an annual cost of $2.7 million, excluding reinstatement premium, for the 2005 annual program. Catastrophe reinsurance premiums for this program reduced earned premiums by $4.5 million for the nine months ended September 30, 2006, including an additional charge of $0.2 million to reinstate reinsurance coverage due primarily to higher reinsured losses from Hurricane Katrina than previously anticipated. Catastrophe reinsurance premiums for this program reduced earned premiums by $4.6 million for the nine months ended September 30, 2005, including $2.6 million of reinstatement premium recorded in the third quarter of 2005.

The Company has renewed, effective July 1, 2006, the annual program covering the Company’s Unitrin Kemper Auto and Home segment on terms that are substantially different from the prior annual program. Under Unitrin Kemper Auto and Home’s new program, the first layer provides reinsurance coverage of approximately 65% of reinsured catastrophe losses of $30 million above retention of $40 million. The second layer provides reinsurance coverage of approximately 88% of reinsured catastrophe losses of $80 million above retention of $70 million. The third layer provides reinsurance coverage of approximately 80% of reinsured catastrophe losses of $100 million above retention of $150 million. The old program covering this segment, effective from July 1, 2005 to June 30, 2006, provided reinsurance coverage of 100% of reinsured catastrophe losses of $160 million above retention of $20 million. The aggregate annual premium, excluding reinstatement premium, for Unitrin Kemper Auto and Home’s new annual program is $19.5 million, compared to an annual cost of $11.1 million, excluding reinstatement premium, for the old program. Catastrophe reinsurance premiums for these programs reduced earned premiums by $10.6 million for the nine months ended September 30, 2006, including an additional charge of $0.3 million to reinstate reinsurance coverage due primarily to higher reinsured losses from Hurricane Katrina than previously anticipated. Catastrophe reinsurance premiums for these programs reduced earned premiums by $11.3 million for the nine months ended September 30, 2005, including $3.8 million of reinstatement premium recorded in the third quarter of 2005.

In addition, in the event that the Company’s incurred catastrophe losses and loss adjustment expenses (“LAE”) covered by any of its three catastrophe reinsurance programs exceed the retention for that particular program, each of the programs requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such program. The reinstatement premium is a percentage of the original premium based on the ratio of the losses exceeding the Company’s retention to the reinsurers’ coverage limit. In addition to these programs, the Company purchases reinsurance from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in the state of Florida at retentions lower than those described above. Catastrophe reinsurance premiums for the FHCF reduced earned premiums in the Life and Health Insurance segment by $0.2 million for the nine months ended September 30, 2006, compared to $0.1 million for the same period in 2005. Catastrophe reinsurance premiums for the FHCF reduced earned premiums in the Unitrin Kemper Auto and Home segment by $0.6 million for the nine months ended September 30, 2006, compared to $0.3 million for the same period in 2005.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Catastrophe Reinsurance (continued)

Total catastrophe losses and LAE (including development), net of reinsurance recoveries, were $42.9 million and $8.7 million for the nine and three months ended September 30, 2006, respectively, compared to $87.7 million and $70.3 million for the same periods in 2005.

In the third quarter of 2005, two major hurricanes that significantly impacted the Company (Katrina and Rita) made landfall in the United States. A summary of the Company’s losses and LAE, net of reinsurance recoveries, from Hurricanes Katrina and Rita initially recorded in the Company’s Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2005 by business segment were:

(Dollars in Millions)	Katrina	Rita	Total
Unitrin Kemper Auto and Home	$20.2	$20.0	$40.2
Unitrin Specialty	2.1	0.3	2.4
Unitrin Direct	0.2	—	0.2
Unitrin Business Insurance	1.8	3.7	5.5
Life and Health Insurance	8.4	8.0	16.4

Total Loss and LAE, Net of Reinsurance	$32.7	$32.0	$64.7

As further described below, during the first half of 2006, the Company recorded adverse development of $3.6 million, net of reinsurance recoveries, due primarily to increases in the Company’s estimates of both direct losses and indirect residual market losses for these hurricanes. No development, net of reinsurance recoveries, was recorded for these hurricanes in the third quarter of 2006.

During the first quarter of 2006, the Company significantly increased its estimate of losses and LAE, before reinsurance recoveries, for Hurricane Katrina due primarily to an $11.5 million increase in the estimate of assessed indirect losses from the Mississippi Windstorm Underwriting Association residual market. In the second quarter of 2006, the Company increased its estimate of losses and LAE, before reinsurance recoveries, for Hurricane Katrina due primarily to a $3.9 million increase in the Company’s estimate of direct losses in its Life and Health Insurance segment. In addition, the Company significantly increased its estimate of losses and LAE, before reinsurance recoveries, in 2006 for Hurricane Rita due primarily to an increase in the estimate of direct losses in the Company’s Life and Health Insurance segment. The increase in the Company’s estimate of losses and LAE from Hurricane Rita was offset entirely by reinsurance recoveries and, accordingly, had no impact on the Company’s reported losses and LAE, net of reinsurance, or on net income for the nine and three months ended September 30, 2006. In addition to the adverse development, the Company also recorded additional reinstatement premiums of $0.5 million for the nine months ended September 30, 2006.

The Company currently estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, its Life and Health Insurance segment incurred losses and LAE of $63.6 million, before reinsurance recoveries, which exceeded its initial retention of $8 million and reinsurance coverage of $52 million. The excess of $3.6 million was recorded as adverse development for the nine months ended September 30, 2006. The process of estimating and establishing reserves for both direct losses and LAE and indirect residual market losses is inherently uncertain and the actual ultimate cost of losses and LAE, before reinsurance recoveries, may vary from the estimated amount reserved. Any further development of direct and indirect losses and LAE from Hurricane Katrina in the Life and Health Insurance segment would have an impact on net income.

The Company currently estimates that, as a result of Hurricane Rita’s landfall in Texas and Louisiana, its Life and Health Insurance subsidiaries, together with Capitol County Mutual Fire Insurance Company (“Capitol”) (see Note 13, “Relationships with Mutual Holding Companies and Mutual Insurance Companies,” to the Condensed Consolidated Financial Statements), incurred losses and LAE of $51.7 million, before reinsurance recoveries, or $43.7 million of losses and LAE in excess of its retention of $8 million.

The Company currently estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, its Unitrin Kemper Auto and Home segment incurred losses and LAE of $43.4 million, before reinsurance recoveries, or $23.4 million of losses and LAE in excess of its retention of $20 million.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Catastrophe Reinsurance (continued)

The Company currently estimates that, as a result of Hurricane Rita’s landfall in Texas and Louisiana, its Unitrin Kemper Auto and Home segment incurred losses and LAE of $19.4 million, or $0.6 million below its initial retention of $20 million.

The Company currently estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, the Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments together incurred losses and LAE of $4.9 million, before reinsurance recoveries, or $0.9 million of losses and LAE in excess of their retention of $4 million.

The Company currently estimates that, as a result of Hurricane Rita’s landfall in Texas and Louisiana, the Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments together incurred losses and LAE of $4.6 million, before reinsurance recoveries, or $0.6 million of losses and LAE in excess of their retention of $4 million.

Note 3 - Notes Payable

Total Debt Outstanding at September 30, 2006 and December 31, 2005 was:

(Dollars in Millions)	Sept. 30, 2006	Dec. 31, 2005
Senior Notes at Amortized Cost:
5.75% Senior Notes due July 1, 2007	$299.5	$299.0
4.875% Senior Notes due November 1, 2010	198.7	198.5
Mortgage Note Payable at Amortized Cost	6.1	6.1

Total Debt Outstanding	$504.3	$503.6

On June 24, 2005, the Company entered into a five-year, $325 million, unsecured, revolving credit agreement, expiring June 30, 2010, with a group of financial institutions. The agreement provides for fixed and floating rate advances for periods up to one year at various interest rates. The agreement also contains various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for the Company’s largest insurance subsidiaries. The proceeds from advances under the revolving credit facility may be used for general corporate purposes. The new revolving credit agreement replaced the Company’s former $360 million revolving credit agreement which would have expired on August 30, 2005, but was terminated as of June 24, 2005. The Company had no outstanding advances under its unsecured, revolving credit agreements at September 30, 2006 or December 31, 2005. Undrawn letters of credit issued pursuant to the unsecured, revolving credit agreement were $13.1 million and $13.4 million at September 30, 2006 and December 31, 2005, respectively. Accordingly, the amounts available for future borrowing were $311.9 million and $311.6 million at September 30, 2006 and December 31, 2005, respectively.

Interest Paid, including facility fees, for the nine and three months ended September 30, 2006 and 2005 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Notes Payable under Revolving Credit Agreements	$0.3	$0.5	$—	$0.2
5.75% Senior Notes due July 1, 2007	17.2	17.2	8.6	8.6
4.875% Senior Notes due November 1, 2010	4.9	4.9	—	—
Mortgage Note Payable	0.3	0.3	0.1	0.1

Total Interest Paid	$22.7	$22.9	$8.7	$8.9

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Notes Payable (continued)

Interest Expense, including facility fees and accretion of discount, for the nine and three months ended September 30, 2006 and 2005 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Notes Payable under Revolving Credit Agreements	$0.3	$0.4	$—	$0.1
5.75% Senior Notes due July 1, 2007	13.5	13.4	4.6	4.5
4.875% Senior Notes due November 1, 2010	7.5	7.5	2.5	2.5
Mortgage Note Payable	0.3	0.3	0.1	0.1

Total Interest Expense	$21.6	$21.6	$7.2	$7.2

Note 4 - Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution for the nine and three months ended September 30, 2006 and 2005 were as follows:

(Dollars and Shares in Millions, Except Per Share Amounts)	Nine Months Ended		Three Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Net Income	$221.5	$168.8	$86.1	$22.7
Dilutive Effect on Net Income from Investee’s Equivalent Shares	(0.2)	(0.1)	—	(0.1)

Net Income Assuming Dilution	$221.3	$168.7	$86.1	$22.6

Weighted Average Common Shares Outstanding	68.2	69.1	67.7	69.3
Dilutive Effect of Unitrin Share-based Compensation Plans	0.3	0.6	0.2	0.6

Weighted Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	68.5	69.7	67.9	69.9

Net Income Per Share	$3.25	$2.44	$1.27	$0.33

Net Income Per Share Assuming Dilution	$3.23	$2.42	$1.27	$0.32

Options outstanding at September 30, 2006 and 2005 to purchase 3.6 million shares and 0.6 million shares, respectively, of Unitrin common stock were excluded from the computation of Net Income Per Share Assuming Dilution for the nine months ended September 30, 2006 and 2005, respectively, because the exercise prices exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Other Comprehensive Income (Loss)

Other Comprehensive Income (Loss) for the nine and three months ended September 30, 2006 and 2005 was:

(Dollars in Millions)	Nine Months Ended		Three Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Gross Unrealized Holding Gains (Losses) Arising During Period from:
Fixed Maturities	$(32.8)	$(16.1)	$108.8	$(84.8)
Northrop Preferred Stock	10.3	(19.6)	11.5	(7.2)
Northrop Common Stock	59.8	(0.1)	29.6	(7.1)
Other Equity Securities	32.2	22.9	11.9	13.0
Other	(2.4)	0.5	0.6	(1.6)

Gross Unrealized Holding Gains (Losses) Arising During Period	67.1	(12.4)	162.4	(87.7)
Income Tax Benefit (Expense)	(23.5)	4.4	(57.0)	30.8

Unrealized Holding Gains (Losses) Arising During Period, Net	43.6	(8.0)	105.4	(56.9)

Reclassification Adjustment for Gross (Gains) Losses Realized in Net Income:
Fixed Maturities	0.3	(0.8)	(2.0)	(0.2)
Northrop Common Stock	(5.6)	—	—	—
Other Equity Securities	(18.4)	(13.1)	(1.1)	(7.3)

Reclassification Adjustment for Gross (Gains) Losses Realized in Net Income	(23.7)	(13.9)	(3.1)	(7.5)
Income Tax Expense (Benefit)	8.3	4.9	1.1	2.6

Reclassification Adjustment for Gross (Gains) Losses Realized in Net Income, Net	(15.4)	(9.0)	(2.0)	(4.9)

Other Comprehensive Income (Loss)	$28.2	$(17.0)	$103.4	$(61.8)

Total Comprehensive Income for the nine months ended September 30, 2006 and 2005 was $249.7 million and $151.8 million, respectively. Total Comprehensive Income for the three months ended September 30, 2006 was $189.5 million. Total Comprehensive Loss for the three months ended September 30, 2005 was $39.1 million.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Income from Investments

Net Investment Income for the nine and three months ended September 30, 2006 and 2005 was:

(Dollars in Millions)	Nine Months Ended		Three Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Investment Income:
Interest and Dividends on Fixed Maturities	$158.2	$156.8	$53.4	$52.5
Dividends on Northrop Preferred Stock	9.3	9.3	6.2	3.1
Dividends on Northrop Common Stock	6.4	5.9	2.2	2.0
Dividends on Other Equity Securities	7.9	8.8	2.6	2.8
Short-term Investments	19.4	8.8	6.8	3.6
Real Estate	20.7	19.0	6.9	5.8
Other	23.9	15.5	5.3	2.5

Total Investment Income	245.8	224.1	83.4	72.3
Real Estate and Other Investment Expenses	16.7	15.0	5.6	4.5

Net Investment Income	$229.1	$209.1	$77.8	$67.8

Dividend income from the Company’s investment in Northrop Grumman Corporation (“Northrop”) preferred stock increased for the three months ended September 30, 2006, compared to the same period in 2005, due to the timing of the ex-dividend date.

The components of Net Realized Investment Gains for the nine and three months ended September 30, 2006 and 2005 were:

(Dollars in Millions)	Nine Months Ended		Three Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Fixed Maturities:
Gains on Dispositions	$4.1	$1.2	$2.1	$0.2
Losses on Dispositions	(4.4)	(0.4)	—	—
Northrop Common Stock:
Gains on Dispositions	5.6	—	—	—
Other Equity Securities:
Gains on Dispositions	21.6	21.1	1.8	9.6
Losses on Dispositions	(1.1)	(1.8)	(0.3)	(1.3)
Losses from Write-downs	(2.1)	(6.2)	(0.4)	(1.0)
Real Estate:
Gains on Dispositions	—	39.4	—	—
Losses from Write-downs	(0.1)	—	(0.1)	—
Other Investments:
Gains on Dispositions	0.4	0.6	0.1	0.3
Losses on Dispositions	(0.3)	(0.4)	(0.1)	—

Net Realized Investment Gains	$23.7	$53.5	$3.1	$7.8

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the nine and three months ended September 30, 2006 and 2005 were:

(Dollars in Millions)	Nine Months Ended		Three Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Service Cost Benefits Earned	$10.5	$9.6	$3.5	$3.2
Interest Cost on Projected Benefit Obligations	14.2	13.7	4.7	4.5
Expected Return on Plan Assets	(17.0)	(15.4)	(5.7)	(5.1)
Net Amortization and Deferral	1.4	(0.1)	0.5	—

Total Pension Expense	$9.1	$7.8	$3.0	$2.6

The components of Postretirement Benefits Other than Pension Expense for the nine and three months ended September 30, 2006 and 2005 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Service Cost Benefits Earned	$0.1	$0.2	$—	$0.1
Interest Cost on Projected Benefit Obligations	1.9	2.0	0.6	0.7
Net Amortization and Deferral	(1.4)	(1.4)	(0.4)	(0.5)

Total Postretirement Benefits Other than Pension Expense	$0.6	$0.8	$0.2	$0.3

Note 8 - Long-term Equity Compensation Plans

The Company has four stock option plans, all of which have been approved by the Company’s shareholders. Stock options to purchase the Company’s common stock are granted at prices equal to the fair market value of the Company’s common stock on the date of grant to both employees and directors. Employee options generally vest over a period of three and one-half years and expire ten years from the date of grant. Beginning in 2003, options granted to employees were coupled with tandem stock appreciation rights (“SAR”), settled in Company stock. Options granted to directors are exercisable one year from the date of grant and expire ten years from the date of grant. At September 30, 2006, options to purchase 5,419,249 shares of the Company’s common stock were outstanding and options to purchase 2,186,034 shares of the Company’s common stock were available for future grants under the Company’s four stock option plans.

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

(Unaudited)

Note 8 - Long-term Equity Compensation Plans (continued)

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

In addition, the Company has a restricted stock plan, which has been approved by the Company’s shareholders. Under this plan, restricted stock and restricted stock units may be granted to all eligible employees. Recipients of restricted stock are entitled to full dividend and voting rights and all awards are subject to forfeiture until certain restrictions have lapsed. As of September 30, 2006, 131,150 shares of restricted stock having a weighted-average grant date fair value of $46.56 have been awarded, of which 1,125 shares were forfeited and 6,558 were tendered to satisfy tax withholding obligations. 876,533 common shares remain available for future grants under the Company’s restricted stock plan.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The expected terms of options are developed by considering the Company’s historical share option exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Further, the Company aggregates individual awards into relatively homogenous groups that exhibit similar exercise behavior in order to obtain a more refined estimate of the expected term of options. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield is the annualized yield on Unitrin common stock on the date of grant for original grants. For Restorative Options, the annualized yield on Unitrin common stock for the month prior to the grant of the Restorative Option is used. No assumption for any future dividend rate change is included in the current expected dividend yield assumption. The risk free interest rate is the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option. The assumptions used in the Black-Scholes pricing model for options granted during the nine months ended September 30, 2006 and 2005 were as follows:

Nine Months Ended
	September 30, 2006	September 30, 2005
Range of Valuation Assumptions
Expected Volatility	19.27% - 23.60%	19.51% - 24.26%
Risk Free Interest Rate	4.30% - 5.14%	2.90% - 4.21%
Expected Dividend Yield	3.55% - 4.25%	4.49% - 4.65%

Weighted-Average Expected Life
Employee Grants	2 - 7 years	1 - 7 years
Director Grants	4 - 6 years	8 years

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Long-term Equity Compensation Plans (continued)

Option and SAR activity for the nine months ended September 30, 2006 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	5,181,175	$42.61
Granted	1,131,924	46.97
Exercised	(815,047)	36.29
Forfeited or Expired	(78,803)	43.27

Outstanding at September 30, 2006	5,419,249	$44.47	5.76	$9.2

Exercisable at September 30, 2006	4,003,864	$44.08	5.07	$8.6

Activity related to non-vested restricted stock and stock options for the nine months ended September 30, 2006 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share	Stock Options	Weighted- Average Grant-Date Fair Value Per Option
Nonvested Balance at Beginning of the Year	750	$47.06	2,187,430	$5.44
Granted	130,400	46.56	1,131,924	6.58
Vested	(20,949)	47.86	(1,858,582)	5.06
Forfeited	(1,125)	47.86	(45,387)	6.90

Nonvested Balance at September 30, 2006	109,076	$47.85	1,415,385	$6.82

For awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the awards as if each award were, in-substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Share-based compensation expense was $9.4 million and $2.7 million for the nine and three months ended September 30, 2006, respectively. Share-based compensation expense was $9.2 million and $3.3 million for the nine and three months ended September 30, 2005, respectively. Total unamortized compensation expense related to nonvested awards at September 30, 2006 was $8.5 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

Total intrinsic value of stock options exercised was $8.0 million and $24.4 million for the nine months ended September 30, 2006 and 2005, respectively. Cash received from option exercises was $4.0 million and $15.2 million for the nine months ended September 30, 2006 and 2005, respectively. Total tax benefits realized for tax deductions from option exercises were $3.0 million and $8.6 million for the nine months ended September 30, 2006 and 2005, respectively.

The total fair value of restricted stock that vested during the nine months ended September 30, 2006 was $0.9 million and the tax benefits for tax deductions realized from the vesting of restricted stock was $0.3 million.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 - Income Taxes

At December 31, 2005, the Company had not provided Federal income taxes on $15 million of income earned prior to 1984 by one of the Company’s life insurance subsidiaries (the “Pre-1984 Undistributed Income”). Under tax laws applicable to years 2004 and prior, such income would not be subject to Federal income taxes under certain circumstances. Federal income taxes could have been incurred on such income if it had been distributed to shareholders or if other limitations were not met. The American Jobs Creation Act of 2004 (“AJCA”) has effectively suspended the taxation of this income for years 2005 and 2006. Furthermore, to the extent qualifying distributions can be made in 2006 out of the affected life insurance subsidiary, the Company can eliminate any or all of this income that would potentially be subject to tax in years after 2006. The Company’s affected life insurance subsidiary made a qualifying distribution during the third quarter of 2006 in order to eliminate all of its remaining Pre-1984 Undistributed Income. The Company currently did not incur income taxes on such qualifying distribution due to the suspension of taxation described above. During 2005, two of the Company’s other life insurance subsidiaries made qualifying distributions of their Pre-1984 Undistributed Income and eliminated $177 million of income that would have been potentially subject to tax in years after 2006. There was no impact on income tax expense in 2005 for these qualifying distributions.

Income taxes paid were $94.8 million for the nine months ended September 30, 2006, compared to $62.8 million for the same period in 2005.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 - Business Segments (continued)

Segment Revenues for the nine and three months ended September 30, 2006 and 2005 were:

(Dollars in Millions)	Nine Months Ended		Three Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Revenues:
Unitrin Kemper Auto and Home:
Earned Premiums	$708.1	$705.8	$237.6	$235.9
Net Investment Income	36.7	35.0	11.5	11.4
Other Income	0.3	0.4	0.1	—

Total Unitrin Kemper Auto and Home	745.1	741.2	249.2	247.3

Unitrin Specialty:
Earned Premiums	333.3	341.6	111.7	113.5
Net Investment Income	16.3	15.1	5.0	4.8

Total Unitrin Specialty	349.6	356.7	116.7	118.3

Unitrin Direct:
Earned Premiums	168.9	165.3	57.7	56.4
Net Investment Income	6.7	6.4	2.1	2.0
Other Income	0.2	0.1	—	—

Total Unitrin Direct	175.8	171.8	59.8	58.4

Unitrin Business Insurance:
Earned Premiums	140.5	142.6	46.9	48.2
Net Investment Income	21.1	21.0	6.4	6.5
Other Income	1.3	—	—	—

Total Unitrin Business Insurance	162.9	163.6	53.3	54.7

Life and Health Insurance:
Earned Premiums	509.0	503.5	168.1	166.6
Net Investment Income	132.1	116.7	43.8	37.5
Other Income	11.0	5.2	11.0	0.5

Total Life and Health Insurance	652.1	625.4	222.9	204.6

Consumer Finance	184.3	163.2	64.3	56.7

Total Segment Revenues	2,269.8	2,221.9	766.2	740.0

Unallocated Dividend Income	15.9	15.6	8.5	5.3
Net Realized Investment Gains	23.7	53.5	3.1	7.8
Other	2.2	1.2	1.1	1.0

Total Revenues	$2,311.6	$2,292.2	$778.9	$754.1

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 - Business Segments (continued)

Segment Operating Profit for the nine and three months ended September 30, 2006 and 2005 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Segment Operating Profit (Loss):
Unitrin Kemper Auto and Home	$112.7	$35.6	$46.4	$(13.9)
Unitrin Specialty	28.3	32.2	8.9	9.6
Unitrin Direct	(5.9)	1.5	(3.6)	0.6
Unitrin Business Insurance	9.9	11.0	6.2	(2.6)
Life and Health Insurance	102.7	64.4	47.2	11.4
Consumer Finance	38.0	38.1	10.5	13.5

Total Segment Operating Profit	285.7	182.8	115.6	18.6

Unallocated Dividend Income	15.9	15.6	8.5	5.3
Net Realized Investment Gains	23.7	53.5	3.1	7.8
Other Expense, Net	(19.9)	(21.8)	(6.1)	(7.1)

Income Before Income Taxes and Equity in Net Income of Investee	$305.4	$230.1	$121.1	$24.6

Segment Net Income for the nine and three months ended September 30, 2006 and 2005 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Segment Net Income (Loss):
Unitrin Kemper Auto and Home	$79.6	$29.4	$32.3	$(6.9)
Unitrin Specialty	21.3	23.6	6.8	7.1
Unitrin Direct	(2.7)	2.1	(2.0)	0.7
Unitrin Business Insurance	10.2	10.7	5.3	(0.5)
Life and Health Insurance	66.5	41.9	30.6	7.7
Consumer Finance	22.0	22.1	5.8	7.9

Total Segment Net Income	196.9	129.8	78.8	16.0
Net Income (Loss) From:
Unallocated Dividend Income	14.0	13.8	7.5	4.7
Net Realized Investment Gains	15.4	34.7	2.0	5.0
Other Expense, Net	(13.4)	(14.2)	(3.6)	(4.6)

Income Before Equity in Net Income of Investee	212.9	164.1	84.7	21.1
Equity in Net Income of Investee	8.6	4.7	1.4	1.6

Net Income	$221.5	$168.8	$86.1	$22.7

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 - Business Segments (continued)

Earned Premiums by product line for the nine and three months ended September 30, 2006 and 2005 were:

(Dollars in Millions)	Nine Months Ended		Three Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Life	$301.8	$304.3	$99.3	$101.1
Accident and Health	119.3	120.7	39.5	40.6
Property and Casualty:
Personal Lines:
Automobile	872.0	884.2	294.1	295.9
Homeowners	300.6	281.7	100.6	91.6
Other Personal	36.3	35.0	11.7	12.1

Total Personal Lines	1,208.9	1,200.9	406.4	399.6

Commercial Lines:
Automobile	133.3	137.3	44.4	47.0
Property and Liability	63.3	62.6	21.3	21.3
Workers’ Compensation	14.9	16.0	4.9	5.3
Commercial Reinsurance Program	18.3	17.0	6.2	5.7

Total Commercial Lines	229.8	232.9	76.8	79.3

Total Earned Premiums	$1,859.8	$1,858.8	$622.0	$620.6

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

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based upon the fair market value of the assets under management. At September 30, 2006, the Company’s subsidiaries and the Company’s pension plans had $193.5 million and $86.3 million, respectively, in investments managed by FS&C. During the first nine months of 2006, the Company’s subsidiaries and the Company’s pension plans paid $0.5 million in the aggregate to FS&C. During the first nine months of 2005, the Company’s subsidiaries and the Company’s pension plans paid $0.5 million in the aggregate to FS&C.

With respect to the Company’s 401(k) Savings Plan, one of the investment choices afforded to participants is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. As of September 30, 2006, participants in the Company’s 401(k) Savings Plan had allocated $25.8 million for investment in the Dreyfus Appreciation Fund, representing 10% of the total amount invested in the Company’s 401(k) Savings Plan.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Related Party Transactions (continued)

The Company believes that the transactions described above have been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

As described in Note 13 - “Relationships with Mutual Insurance Holding Companies and Mutual Insurance Companies,” to the Condensed Consolidated Financial Statements, the Company also has certain relationships with mutual insurance holding companies and mutual insurance companies. Such companies are owned by the policyholders of such companies or their insurance subsidiaries.

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

Note 13 - Relationships with Mutual Insurance Holding Companies and Mutual Insurance Companies

Unitrin’s subsidiary, Trinity Universal Insurance Company (“Trinity”) and Milwaukee Insurance Company (“MIC”) are parties to a quota share reinsurance agreement whereby Trinity assumes 95% of the business written or assumed by MIC. MIC is owned by Mutual Insurers Holding Company (“MIHC”), which in turn is owned by MIC’s policyholders. Effective July 1, 2001, MIC and First NonProfit Insurance Company (through its predecessor, First NonProfit Mutual Insurance Company) (“FNP”) are parties to a quota share reinsurance agreement whereby MIC assumes 80% of certain business written or assumed by FNP. Pursuant to an amendment to the MIC/FNP reinsurance agreement, which became effective January 1, 2003, FNP agrees to arrange for its parent company, First NonProfit Mutual Holding Company (“FNMHC”), to nominate a simple majority to the FNMHC board of directors selected by MIC. On January 15, 2003, FNMHC elected five employees of the Company, as selected by MIC, to the FNMHC board of directors pursuant to the terms of the amendment. All such employees continued to serve as directors of FNMHC until August 2006, when they resigned from the FNMHC board of directors. FNP is owned by FNMHC, which in turn is owned by FNP’s policyholders. Five employees of the Company also serve as directors of MIHC’s nine member board of directors. Two employees of the Company also serve as directors of MIC, but together do not constitute a majority of MIC’s board of directors. The quota share agreements can be terminated at anytime by any of the parties to the respective agreements, subject to the notice requirements in such agreements.

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Summary of Results

Net Income was $221.5 million ($3.25 per common share) and $86.1 million ($1.27 per common share) for the nine and three months ended September 30, 2006, respectively, compared to $168.8 million ($2.44 per common share) and $22.7 million ($0.33 per common share) for the same periods in 2005. As discussed throughout this Management’s Discussion and Analysis of Results of Operations and Financial Condition, Net Income increased for the nine and three months ended September 30, 2006, due primarily to higher operating results in the Company’s operating segments, partially offset by lower Net Realized Investment Gains.

Total Revenues were $2,311.6 million and $2,292.2 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of $19.4 million. Total Revenues were $778.9 million and $754.1 million for the three months ended September 30, 2006 and 2005, respectively, an increase of $24.8 million.

Earned Premiums were $1,859.8 million and $1,858.8 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of $1.0 million. Earned Premiums increased for the nine months ended September 30, 2006 in the Life and Health Insurance segment, the Unitrin Direct segment and the Unitrin Kemper Auto and Home segment, partially offset by decreased Earned Premiums in the Unitrin Specialty segment and the Unitrin Business Insurance segment. Earned Premiums were $622.0 million and $620.6 million for the three months ended September 30, 2006 and 2005, respectively, an increase of $1.4 million. Earned Premiums increased for the three months ended September 30, 2006 in the Unitrin Kemper Auto and Home segment, the Life and Health Insurance segment and the Unitrin Direct segment, partially offset by decreased Earned Premiums in the Unitrin Specialty segment and the Unitrin Business Insurance segment.

Consumer Finance Revenues increased by $21.1 million and $7.6 million for the nine and three months ended September 30, 2006, respectively, compared to the same periods in 2005, due primarily to higher levels of loans outstanding, partially offset by lower portfolio interest rates.

Net Investment Income increased by $20.0 million for the nine months ended September 30, 2006, compared to the same period in 2005, due to higher investment yields and higher levels of investments. Net Investment Income increased by $10.0 million for the three months ended September 30, 2006, compared to the same period in 2005, due primarily to higher investment yields.

Other Income was $14.7 million and $11.7 million for the nine and three months ended September 30, 2006, respectively. Other Income was $7.6 million and $1.2 million for the nine and three months ended September 30, 2005, respectively. Other Income increased for both periods in 2006, compared to 2005, due primarily to gains on the sales of certain office buildings used by the Company’s Life and Health Insurance segment.

Net Realized Investment Gains were $23.7 million and $3.1 million for the nine and three months ended September 30, 2006, respectively, compared to $53.5 million and $7.8 million for the same periods in 2005. Net Realized Investment Gains for the nine months ended September 30, 2005 include pretax gains of $39.4 million from the sales of real estate.

Critical Accounting Estimates

The Company’s subsidiaries conduct their businesses in three industries: property and casualty insurance, life and health insurance and consumer finance. Accordingly, the Company is subject to several industry-specific accounting principles under accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The process of estimation is inherently uncertain. Accordingly, actual results could ultimately differ materially from the estimated amounts reported in a company’s financial statements. Different assumptions are likely to result in different estimates of reported amounts. The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and loss adjustment expenses (“LAE”), the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of postretirement benefit obligations. The Company’s critical accounting policies with respect to the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of postretirement benefit obligations are described in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in its Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2005. There has been no material change, subsequent to December 31, 2005, to information previously disclosed with respect to the Company’s critical accounting policies for the valuation of investments, the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of postretirement benefit obligations. Information regarding the valuation of the Company’s reserve for property and casualty insurance incurred losses and LAE follows.

Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses

Property and casualty insurance reserves for losses and LAE are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $1,442.9 million and $1,531.5 million of gross loss and LAE reserves at September 30, 2006 and December 31, 2005, respectively. Property and Casualty Insurance Reserves by business segment at September 30, 2006 and December 31, 2005 were:

(Dollars in Millions)	Sept. 30, 2006	Dec. 31, 2005
Unitrin Kemper Auto and Home	$527.3	$553.6
Unitrin Specialty	293.6	295.8
Unitrin Direct	107.2	99.4
Unitrin Business Insurance	401.1	419.7
Life and Health Insurance	7.5	31.2
Unallocated Ceded Reserves	106.2	131.8

Total Property and Casualty Insurance Reserves	$1,442.9	$1,531.5

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

Critical Accounting Estimates (continued)

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

The final step in the quarterly loss and LAE reserving process involves a comprehensive review of the actuarial indications by the Company’s senior actuary and senior management who apply their collective judgment and determine the appropriate estimated level of reserves to record. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in claim handling practices or other changes that affect the timing of payment or development patterns, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, the improvement or deterioration of actuarial indications in the current period as compared to prior periods, and the amount of reserves related to third-party pools for which the Company does not have access to the underlying data and, accordingly, relies on calculations provided by such pools. Total recorded reserves have been consistently higher than the actuarial indication of reserves. Total recorded reserves for losses and LAE were 3.9% and 3.7% higher than the actuarial indication of reserves at September 30, 2006 and December 31, 2005, respectively.

Critical Accounting Estimates (continued)

The Company’s goal is to ensure its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs, while sustaining minimal variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully developed. Changes in the Company’s estimates of these losses and LAE over time, also referred to as “development”, will occur and may be material. Favorable development is recognized when the Company decreases its estimate of previously reported losses and LAE and results in an increase in net income in the period recognized, whereas adverse development is recognized when the Company increases its estimate of previously reported losses and LAE and results in a decrease in net income. The Company recognized favorable development of $71.4 million before tax and $70.6 million before tax for the nine months ended September 30, 2006 and 2005, respectively. The Company recognized favorable development from prior accident years of $26.5 million before tax and $27.0 million before tax for the three months ended September 30, 2006 and 2005, respectively.

Development by the Company’s business segments was:

(Dollars in Millions)	Favorable (Adverse) Development Nine Months Ended		Favorable (Adverse) Development Three Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Unitrin Kemper Auto and Home	$54.4	$46.8	$20.5	$20.9
Unitrin Business Insurance	18.9	10.3	8.1	2.2
Unitrin Specialty	6.6	12.1	0.5	3.5
Unitrin Direct	(3.2)	3.1	(2.6)	0.7
Life and Health Insurance	(5.3)	(1.7)	—	(0.3)

Total Favorable Development, Net	$71.4	$70.6	$26.5	$27.0

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

Critical Accounting Estimates (continued)

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

Critical Accounting Estimates (continued)

Unitrin Business Insurance Development

The Company attributes favorable development in its Unitrin Business Insurance segment primarily to changes in its claims handling processes and the re-underwriting of its underlying book of business over the past few years. In addition, favorable development for the nine months ended September 30, 2006 includes development of $2.2 million related to the favorable settlement of three specific claims.

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

(Dollars in Millions)	Sept. 30, 2006	Estimated Variability
Personal Lines	$793.6	+/- 10%
Commercial Lines	543.1	+/- 20%
Unallocated Ceded Reserves	106.2	NA

Total Property and Casualty Insurance Reserves	$1,442.9	+/- 15%

The estimated variability shown above does not constitute a statistical range of actuarially determined probable outcomes, nor does it constitute a range of all possible outcomes. Rather, it is based solely on the Company’s historical experience over the last four full years, which may not necessarily be indicative of future variability due to a number of factors including, but not limited to, changes in claims handling, underwriting, mix of business by class and policy limit, growth in new lines of business or geographical areas, and the legal environment. The impact of changes in these factors is difficult to quantify and predict. Accordingly, the Company’s actuaries must exercise considerable professional judgment in making their actuarial indications in light of these factors. Reserves in the Company’s Unitrin Kemper Auto and Home and Unitrin Business Insurance segments together account for nearly two-thirds of the Company’s reserves for property and casualty insurance losses and LAE. Accordingly, the indicated estimated variability is more likely to result from changes in these businesses.

Critical Accounting Estimates (continued)

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

Although development will emerge in all of Unitrin’s personal lines’ product lines, development in Unitrin Kemper Auto and Home’s personal automobile insurance product line could have the most significant impact. To further illustrate the sensitivity of Unitrin Kemper Auto and Home’s reserves for automobile insurance losses and LAE to changes in the cumulative development factors, the Company’s actuaries estimated the impact of decreases in the cumulative development factors used in the incurred loss development methodology. For the newest quarterly evaluation period, the Company assumed an average decrease of 12.9% in the cumulative development factor, gradually declining to an average decrease of 3.1% over the next 8 older evaluation quarters, gradually declining to 0.3% over the next 15 older evaluation quarters and then gradually declining to 0% thereafter. Assuming that Unitrin Kemper Auto and Home’s automobile insurance loss and LAE reserves were based solely on the incurred loss development methodology and such assumed decreases in the cumulative development factors, the Company estimates that Unitrin Kemper Auto and Home’s automobile insurance loss and LAE reserves would have decreased by approximately $64 million at September 30, 2006 for all accident years combined.

To further illustrate the sensitivity of Unitrin Kemper Auto and Home’s reserves for automobile insurance losses and LAE to changes in the cumulative development factors, the Company’s actuaries also estimated the impact of increases in the cumulative development factors used in the incurred loss development methodology. For the newest quarterly evaluation period, the Company assumed an average increase of 12.9% in the cumulative development factor, gradually declining to an average increase of 3.1% over the next 8 older evaluation quarters, gradually declining to 0.3% over the next 15 older evaluation quarters and then gradually declining to 0% thereafter. Assuming that Unitrin Kemper Auto and Home’s automobile insurance loss and LAE reserves were based solely on the incurred loss development methodology and such assumed increases in the cumulative development factors, the Company estimates that Unitrin Kemper Auto and Home’s automobile insurance loss and LAE reserves would have increased by approximately $64 million at September 30, 2006 for all accident years combined.

The Company’s commercial lines include certain long-tail liabilities, which are more difficult to predict. Accordingly, the Company believes that estimated variability for its commercial lines could be greater than for its personal lines. The Company’s Unitrin Business Insurance segment has made certain changes in its claims handling processes and re-underwrote its underlying book of business over the past few years. The Company has recognized favorable development in its Unitrin Business Insurance segment over the past two years due primarily to the effects of these changes. If favorable development patterns continue to emerge as a result of these changes, the Company believes that it is reasonable that additional favorable development could continue to emerge in future periods and could be material. If on the other hand, the effects of these changes are temporary or even reverse in later development periods, the Company believes that it is reasonable that unfavorable development could emerge in future periods and could be material. Due to the long-tail nature of some of Unitrin Business Insurance’s liabilities, it may take several years to fully determine the impact of these actions.

Critical Accounting Estimates (continued)

Although development will emerge in all of Unitrin’s commercial product lines, development in Unitrin Business Insurance’s product lines, in particular its commercial property and liability and workers’ compensation product lines, could have the most significant impact. To further illustrate the sensitivity of the Company’s reserves for losses and LAE to changes in the cumulative development factors for these product lines, the Company’s actuaries estimated the impact of decreases in the cumulative development factors used in the incurred loss development methodology. For the newest quarterly evaluation period, the Company assumed an average decrease of 26.0% in the cumulative development factor, gradually declining to an average decrease of 5.1% over the next 25 older evaluation quarters, gradually declining to an average decrease of 1.3% over the next 25 older evaluation quarters and then gradually declining to 0% thereafter for commercial property and liability insurance, excluding certain construction defect and asbestos losses and LAE; and an average decrease of 31.1% in the cumulative development factor, gradually declining to an average decrease of 2.6% over the next 30 older evaluation quarters, gradually declining to an average decrease of 0.8% over the next 33 older evaluation quarters and then gradually declining to 0% thereafter for workers’ compensation. Assuming that Unitrin Business Insurance’s loss and LAE reserves were based solely on the incurred loss development methodology and such assumed decreases in the cumulative development factors, the Company estimates that Unitrin Business Insurance’s loss and LAE reserves would have decreased by approximately $49 million at September 30, 2006 for these product lines and accident years combined.

To further illustrate the sensitivity of these product lines’ reserves for losses and LAE to changes in the cumulative development factors, the Company’s actuaries also estimated the impact of increases in the cumulative development factors used in the incurred loss development methodology. For the newest quarterly evaluation period, the Company assumed an average increase of 26.0% in the cumulative development factor, gradually declining to an average increase 5.1% over the next 25 older evaluation quarters, gradually declining to an average increase of 1.3% over the next 25 older evaluation quarters and then gradually declining to 0% thereafter for commercial property and liability insurance, excluding certain construction defect and asbestos losses and LAE; and an average increase of 31.1% in the cumulative development factor, gradually declining to an average increase of 2.6% over the next 30 older evaluation quarters, gradually declining to an average increase of 0.8% over the next 33 older evaluation quarters and then gradually declining to 0% thereafter for workers’ compensation. Assuming that Unitrin Business Insurance’s loss and LAE reserves were based solely on the incurred loss development methodology and such assumed increases in the cumulative development factors, the Company estimates that Unitrin Business Insurance’s loss and LAE reserves would have increased by approximately $49 million at September 30, 2006 for these product lines and accident years combined.

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

Critical Accounting Estimates (continued)

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

The annual program covering the Company’s Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments provides, effective January 1, 2006, reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. In 2005, the annual program covering these segments also provided reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. The aggregate annual premium, excluding reinstatement premium, for the 2006 annual program covering these segments is $1.9 million, compared to an annual cost of $1.5 million, excluding reinstatement premium, for the 2005 annual program. Catastrophe reinsurance premiums for this program reduced earned premiums by $1.4 million for the nine months ended September 30, 2006, compared to $1.2 million for the same period in 2005, including $0.1 million of reinstatement premium recorded in the third quarter of 2005.

The annual program covering the property insurance operations of the Company’s Life and Health Insurance segment provides, effective January 1, 2006, reinsurance coverage of 100% of reinsured catastrophe losses of $90 million above retention of $10 million. In 2005, the annual program covering this segment provided reinsurance coverage of 100% of reinsured catastrophe losses of $52 million above retention of $8 million. The aggregate annual premium, excluding reinstatement premium, for the 2006 annual program covering this segment is $6.1 million, compared to an annual cost of $2.7 million, excluding reinstatement premium, for the 2005 annual program. Catastrophe reinsurance premiums for this program reduced earned premiums by $4.5 million for the nine months ended September 30, 2006, including an additional charge of $0.2 million to reinstate reinsurance coverage due primarily to higher reinsured losses from Hurricane Katrina than previously anticipated. Catastrophe reinsurance premiums for this program reduced earned premiums by $4.6 million for the nine months ended September 30, 2005, including $2.6 million of reinstatement premium recorded in the third quarter of 2005.

The Company has renewed, effective July 1, 2006, the annual program covering the Company’s Unitrin Kemper Auto and Home segment on terms that are substantially different from the prior annual program. Under Unitrin Kemper Auto and Home’s new program, the first layer provides reinsurance coverage of approximately 65% of reinsured catastrophe losses of $30 million above retention of $40 million. The second layer provides reinsurance coverage of approximately 88% of reinsured catastrophe losses of $80 million above retention of $70 million. The third layer provides reinsurance coverage of approximately 80% of reinsured catastrophe losses of $100 million above retention of $150 million. The old program covering this segment, effective from July 1, 2005 to June 30, 2006, provided reinsurance coverage of 100% of reinsured catastrophe losses of $160 million above retention of $20 million. The aggregate annual premium, excluding reinstatement premium, for Unitrin Kemper Auto and Home’s new annual program is $19.5 million, compared to an annual cost of $11.1 million, excluding reinstatement premium, for the old program. Catastrophe reinsurance premiums for these programs reduced earned premiums by $10.6 million for the nine months ended September 30, 2006, including an additional charge of $0.3 million to reinstate reinsurance coverage due primarily to higher reinsured losses from Hurricane Katrina than previously anticipated. Catastrophe reinsurance premiums for these programs reduced earned premiums by $11.3 million for the nine months ended September 30, 2005, including $3.8 million of reinstatement premium recorded in the third quarter of 2005.

In addition, in the event that the Company’s incurred catastrophe losses and LAE covered by any of its three catastrophe reinsurance programs exceed the retention for that particular program, each of the programs requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such program. The reinstatement premium is a percentage of the original premium based on the ratio of the losses exceeding the Company’s retention to the reinsurers’ coverage limit. In addition to these programs, the Company purchases reinsurance from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in the state of Florida at retentions lower than those described above. Catastrophe

Catastrophes (continued)

reinsurance premiums for the FHCF reduced earned premiums in the Life and Health Insurance segment by $0.2 million for the nine months ended September 30, 2006, compared to $0.1 million for the same period in 2005. Catastrophe reinsurance premiums for the FHCF reduced earned premiums in the Unitrin Kemper Auto and Home segment by $0.6 million for the nine months ended September 30, 2006, compared to $0.3 million for the same period in 2005.

Total catastrophe losses and LAE (including development), net of reinsurance recoveries, were $42.9 million and $8.7 million for the nine and three months ended September 30, 2006, respectively, compared to $87.7 million and $70.3 million for the same periods in 2005.

In the third quarter of 2005, two major hurricanes that significantly impacted the Company (Katrina and Rita) made landfall in the United States. A summary of the Company’s losses and LAE, net of reinsurance recoveries, from Hurricanes Katrina and Rita initially recorded in the Company’s Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2005 by business segment were:

(Dollars in Millions)	Katrina	Rita	Total
Unitrin Kemper Auto and Home	$20.2	$20.0	$40.2
Unitrin Specialty	2.1	0.3	2.4
Unitrin Direct	0.2	—	0.2
Unitrin Business Insurance	1.8	3.7	5.5
Life and Health Insurance	8.4	8.0	16.4

Total Loss and LAE, Net of Reinsurance	$32.7	$32.0	$64.7

As further described below, during the first half of 2006, the Company recorded adverse development of $3.6 million, net of reinsurance recoveries, due primarily to increases in the Company’s estimates of both direct losses and indirect residual market losses for these hurricanes. No development, net of reinsurance recoveries, was recorded for these hurricanes in the third quarter of 2006.

During the first quarter of 2006, the Company significantly increased its estimate of losses and LAE, before reinsurance recoveries, for Hurricane Katrina due primarily to an $11.5 million increase in the estimate of assessed indirect losses from the Mississippi Windstorm Underwriting Association residual market. In the second quarter of 2006, the Company increased its estimate of losses and LAE, before reinsurance recoveries, for Hurricane Katrina due primarily to a $3.9 million increase in the Company’s estimate of direct losses in its Life and Health Insurance segment. In addition, the Company significantly increased its estimate of losses and LAE, before reinsurance recoveries, in 2006 for Hurricane Rita due primarily to an increase in the estimate of direct losses in the Company’s Life and Health Insurance segment. The increase in the Company’s estimate of losses and LAE from Hurricane Rita was offset entirely by reinsurance recoveries and, accordingly, had no impact on the Company’s reported losses and LAE, net of reinsurance, or on net income for the nine and three months ended September 30, 2006. In addition to the adverse development, the Company also recorded additional reinstatement premiums of $0.5 million for the nine months ended September 30, 2006.

The Company currently estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, its Life and Health Insurance segment incurred losses and LAE of $63.6 million, before reinsurance recoveries, which exceeded its initial retention of $8 million and reinsurance coverage of $52 million. The excess of $3.6 million was recorded as adverse development for the nine months ended September 30, 2006. The process of estimating and establishing reserves for both direct losses and LAE and indirect residual market losses is inherently uncertain and the actual ultimate cost of losses and LAE, before reinsurance recoveries, may vary from the estimated amount reserved. Any further development of direct and indirect losses and LAE from Hurricane Katrina in the Life and Health Insurance segment would have an impact on net income.

The Company currently estimates that, as a result of Hurricane Rita’s landfall in Texas and Louisiana, its Life and Health Insurance subsidiaries, together with Capitol County Mutual Fire Insurance Company (“Capitol”) (see Note 13, “Relationships with Mutual Holding Companies and Mutual Insurance Companies,” to the Condensed Consolidated Financial Statements), incurred losses and LAE of $51.7 million, before reinsurance recoveries, or $43.7 million of losses and LAE in excess of its retention of $8 million.

Catastrophes (continued)

The Company currently estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, its Unitrin Kemper Auto and Home segment incurred losses and LAE of $43.4 million, before reinsurance recoveries, or $23.4 million of losses and LAE in excess of its retention of $20 million.

The Company currently estimates that, as a result of Hurricane Rita’s landfall in Texas and Louisiana, its Unitrin Kemper Auto and Home segment incurred losses and LAE of $19.4 million, or $0.6 million below its initial retention of $20 million.

The Company currently estimates that, as a result of Hurricane Katrina’s landfall in Louisiana, Mississippi and Alabama, the Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments together incurred losses and LAE of $4.9 million, before reinsurance recoveries, or $0.9 million of losses and LAE in excess of their retention of $4 million.

The Company currently estimates that, as a result of Hurricane Rita’s landfall in Texas and Louisiana, the Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments together incurred losses and LAE of $4.6 million, before reinsurance recoveries, or $0.6 million of losses and LAE in excess of their retention of $4 million.

Unitrin Kemper Auto and Home

(Dollars in Millions)	Nine Months Ended		Three Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Earned Premiums:
Automobile	$459.1	$467.6	$154.6	$157.1
Homeowners	212.7	203.2	71.3	66.7
Other Personal	36.3	35.0	11.7	12.1

Total Earned Premiums	708.1	705.8	237.6	235.9
Net Investment Income	36.7	35.0	11.5	11.4
Other Income	0.3	0.4	0.1	—

Total Revenues	745.1	741.2	249.2	247.3

Incurred Losses and LAE	424.6	488.6	131.6	188.7
Insurance Expenses	207.8	217.0	71.2	72.5

Operating Profit (Loss)	112.7	35.6	46.4	(13.9)
Income Tax Benefit (Expense)	(33.1)	(6.2)	(14.1)	7.0

Net Income (Loss)	$79.6	$29.4	$32.3	$(6.9)

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	55.9%	60.8%	52.6%	60.7%
Incurred Catastrophe Loss and LAE Ratio	4.1%	8.4%	2.8%	19.3%

Total Incurred Loss and LAE Ratio	60.0%	69.2%	55.4%	80.0%
Incurred Expense Ratio	29.3%	30.7%	30.0%	30.7%

Combined Ratio	89.3%	99.9%	85.4%	110.7%

(Dollars in Millions)	Sept. 30, 2006	Dec. 31, 2005
Insurance Reserves:
Personal Automobile	$397.5	$414.9
Homeowners	102.7	111.3
Other Personal	27.1	27.4

Insurance Reserves	$527.3	$553.6

Unitrin Kemper Auto and Home (continued)

(Dollars in Millions)	Sept. 30, 2006	Dec. 31, 2005
Insurance Reserves:
Loss Reserves:
Case	$230.1	$220.3
Incurred but Not Reported	200.9	230.1

Total Loss Reserves	431.0	450.4
LAE Reserves	96.3	103.2

Insurance Reserves	$527.3	$553.6

(Dollars in Millions)	Nine Months Ended		Three Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$54.8	$46.4	$20.7	$19.7
Favorable (Adverse) Catastrophe Loss and LAE Reserve Development, Net	(0.4)	0.4	(0.2)	1.2

Total Favorable Loss and LAE Reserve Development, Net	$54.4	$46.8	$20.5	$20.9

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	9.8%	9.3%	3.7%	4.2%

Earned Premiums in the Unitrin Kemper Auto and Home segment increased by $2.3 million and $1.7 million for the nine and three months ended September 30, 2006, respectively, compared to the same periods in 2005, due primarily to higher premium rates, partially offset by lower volume. The cost of catastrophe reinsurance coverage was $11.3 million for the nine months ended September 30, 2006, including an additional charge of $0.3 million to reinstate reinsurance coverage due primarily to higher reinsured losses from Hurricane Katrina than previously anticipated. The cost of catastrophe reinsurance coverage was $11.5 million for the nine months ended September 30, 2005, which included a charge of $3.8 million to reinstate reinsurance coverage following Hurricanes Katrina and Rita (see Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Catastrophes”). The cost of catastrophe reinsurance coverage was $4.9 million for the three months ended September 30, 2006, compared to $6.7 million in 2005, which included the charge to reinstate reinsurance coverage. Excluding the effects of the charges to reinstate reinsurance coverage, the cost of catastrophe reinsurance increased for the nine and three months ended September 30, 2006, compared to the same periods in 2005, due primarily to the higher cost of the new catastrophe reinsurance program which became effective on July 1, 2006 (see Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Catastrophes”). Earned premiums on homeowners insurance increased by $9.5 million for the nine months ended September 30, 2006, compared to the same period in 2005, due primarily to higher premium rates and to a lesser extent higher volume and lower catastrophe reinsurance costs. Earned premiums on homeowners insurance increased by $4.6 million for the three months ended September 30, 2006, compared to the same period in 2005, due primarily to higher premium rates and lower catastrophe reinsurance costs, partially offset by lower volume. Automobile insurance earned premiums decreased by $8.5 million and $2.5 million for the nine and three months ended September 30, 2006, respectively, due primarily to lower volume, partially offset by higher rates. Net Investment Income increased by $1.7 million for the nine months ended September 30, 2006, compared to the same period in 2005, due to higher levels of investments and higher yields on investments.

Unitrin Kemper Auto and Home (continued)

Operating Profit in the Unitrin Kemper Auto and Home segment increased by $77.1 million for the nine months ended September 30, 2006, compared to the same period in 2005. Operating Profit increased due primarily to lower catastrophe losses and LAE, net of reinsurance recoveries, lower non-catastrophe incurred losses and LAE, lower insurance expenses and higher net investment income. Catastrophe losses and LAE (including development), net of reinsurance recoveries, were $28.8 million for the nine months ended September 30, 2006, compared to $59.2 million in 2005. Catastrophe losses and LAE, net of reinsurance recoveries, in 2005 included losses and LAE from Hurricanes Katrina and Rita (see Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Catastrophes”). Loss and LAE reserve development had a favorable effect of $54.4 million for the nine months ended September 30, 2006, compared to a favorable effect of $46.8 million in 2005. Favorable loss and LAE reserve development on automobile insurance was $39.7 million for the nine months ended September 30, 2006, compared to $29.1 million in 2005. Favorable loss and LAE reserve development on homeowners insurance was $9.7 million for the nine months ended September 30, 2006, compared to $15.8 million in 2005. Favorable loss and LAE reserve development on other insurance was $5.0 million for the nine months ended September 30, 2006, compared to $1.9 million in 2005. Non-catastrophe losses and LAE as a percentage of earned premiums decreased in part due to the effect of placing greater weight on the emerging loss development trends in the current accident year actuarial indications (see Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Critical Accounting Estimates”).

Insurance Expenses decreased by $9.2 million for the nine months ended September 30, 2006, compared to the same period in 2005, due primarily to lower restructuring expenses and the realization of additional economies of scale. Restructuring expenses were insignificant in 2006, compared to $6.0 million for the nine months ended September 30, 2005.

Operating results in the Unitrin Kemper Auto and Home segment increased by $60.3 million for the three months ended September 30, 2006, compared to the same period in 2005, due primarily to lower catastrophe losses and LAE, net of reinsurance recoveries, and lower non-catastrophe losses and LAE as a percentage of earned premiums. Catastrophe losses and LAE (including development), net of reinsurance recoveries, were $6.7 million for the three months ended September 30, 2006, compared to $45.6 million in 2005. Catastrophe losses and LAE, net of reinsurance recoveries, in 2005 included losses and LAE from Hurricanes Katrina and Rita. Non-catastrophe losses and LAE as a percentage of earned premiums decreased in part due to the effect of placing greater weight on the emerging loss development trends in the current accident quarter actuarial indications.

Net Income in the Unitrin Kemper Auto and Home segment increased by $50.2 million and $39.2 million for the nine and three months ended September 30, 2006, respectively, compared to the same periods in 2005, due primarily to the changes in Operating Profit. The Unitrin Kemper Auto and Home segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $19.0 million and $6.5 million in the nine and three months ended September 30, 2006, respectively, compared to $18.2 million and $6.3 million for the same periods in 2005.

Unitrin Specialty

(Dollars in Millions)	Nine Months Ended		Three Months Ended
	Sept.30, 2006	Sept.30, 2005	Sept.30, 2006	Sept.30, 2005
Earned Premiums:
Personal Automobile	$244.0	$251.3	$81.8	$82.4
Commercial Automobile	89.3	90.3	29.9	31.1

Total Earned Premiums	333.3	341.6	111.7	113.5
Net Investment Income	16.3	15.1	5.0	4.8

Total Revenues	349.6	356.7	116.7	118.3

Incurred Losses and LAE	251.5	251.8	84.2	84.2
Insurance Expenses	69.8	72.7	23.6	24.5

Operating Profit	28.3	32.2	8.9	9.6
Income Tax Expense	7.0	8.6	2.1	2.5

Net Income	$21.3	$23.6	$6.8	$7.1

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	75.2%	72.6%	75.3%	71.9%
Incurred Catastrophe Loss and LAE Ratio	0.3%	1.1%	0.1%	2.3%

Total Incurred Loss and LAE Ratio	75.5%	73.7%	75.4%	74.2%
Incurred Expense Ratio	20.9%	21.3%	21.1%	21.6%

Combined Ratio	96.4%	95.0%	96.5%	95.8%

(Dollars in Millions)	Sept. 30, 2006	Dec. 31, 2005
Insurance Reserves:
Personal Automobile	$151.6	$161.7
Commercial Automobile	124.6	116.5
Other	17.4	17.6

Insurance Reserves	$293.6	$295.8

Unitrin Specialty (continued)

(Dollars in Millions)	Sept. 30, 2006	Dec. 31, 2005
Insurance Reserves:
Loss Reserves:
Case	$163.1	$153.2
Incurred but Not Reported	77.0	84.5

Total Loss Reserves	240.1	237.7
LAE Reserves	53.5	58.1

Insurance Reserves	$293.6	$295.8

(Dollars in Millions)	Nine Months Ended		Three Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$6.2	$12.1	$0.6	$3.5
Favorable (Adverse) Catastrophe Loss and LAE Reserve Development, Net	0.4	—	(0.1)	—

Total Favorable Loss and LAE Reserve Development, Net	$6.6	$12.1	$0.5	$3.5

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	2.2%	4.5%	0.2%	1.3%

Earned Premiums in the Unitrin Specialty segment decreased by $8.3 million and $1.8 million for the nine and three months ended September 30, 2006, respectively, compared to the same periods in 2005. Personal automobile insurance earned premiums decreased by $7.3 million and $0.6 million for the nine and three months ended September 30, 2006, respectively, compared to the same periods in 2005, due primarily to lower personal automobile insurance premium rates and Unitrin Specialty’s decision to exit its motorcycle insurance business, partially offset by higher volume of personal automobile insurance. The Unitrin Specialty segment has experienced increased competition from traditional non-standard risk automobile insurance companies as well as standard risk automobile insurance companies. The Unitrin Specialty segment has improved its personal automobile insurance competitive position by reducing personal automobile insurance rates in certain states, where profitability is above the Unitrin Specialty segment’s target levels, by changing payment options and by changing its computer applications to make it easier for agents to transact business with Unitrin Specialty. Personal automobile earned premiums for the nine and three months ended September 30, 2005 included $5.7 million and $0.9 million, respectively, of motorcycle insurance premiums. Unitrin Specialty exited this line of business during 2005. Commercial automobile insurance earned premiums decreased by $1.0 million for the nine months ended September 30, 2006, compared to the same period in 2005, due to lower volume of commercial automobile insurance, partially offset by higher commercial automobile insurance rates. Commercial automobile insurance earned premiums decreased by $1.2 million for the three months ended September 30, 2006, compared to the same period in 2005, due primarily to lower volume of commercial automobile insurance.

Operating Profit in the Unitrin Specialty segment decreased by $3.9 million and $0.7 million for the nine and three months ended September 30, 2006, respectively, compared to the same periods in 2005. Incurred losses and LAE as a percentage of earned premiums increased due primarily to lower favorable loss reserve development in 2006 and the lower personal automobile insurance premium rates, partially offset by lower catastrophe losses and LAE, net of reinsurance recoveries. Loss and LAE reserve development had favorable effects of $6.6 million and $0.5 million for the nine and three months ended September 30, 2006, respectively, compared to favorable effects of $12.1 million and $3.5 million for the same periods in 2005. Catastrophe losses and LAE (including development), net of reinsurance recoveries, were $0.8 million and $0.1 million for the nine and three months ended September 30, 2006, respectively, compared to $3.6 million and $2.5 million for the same periods in 2005. Catastrophe losses and LAE, net of reinsurance recoveries, in 2005 included losses and LAE from Hurricanes Katrina and Rita (see Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Catastrophes”).

Unitrin Specialty (continued)

Net Income in the Unitrin Specialty segment decreased by $2.3 million and $0.3 million for the nine and three months ended September 30, 2006, respectively, compared to the same periods in 2005. The Unitrin Specialty segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $8.4 million and $2.8 million for the nine and three months ended September 30, 2006, respectively, compared to $7.8 million and $2.6 million for the same periods in 2005.

Unitrin Direct

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Earned Premiums	$168.9	$165.3	$57.7	$56.4
Net Investment Income	6.7	6.4	2.1	2.0
Other Income	0.2	0.1	—	—

Total Revenues	175.8	171.8	59.8	58.4

Incurred Losses and LAE	137.0	128.7	49.0	43.5
Insurance Expenses	44.7	41.6	14.4	14.3

Operating Profit (Loss)	(5.9)	1.5	(3.6)	0.6
Income Tax Benefit	3.2	0.6	1.6	0.1

Net Income (Loss)	$(2.7)	$2.1	$(2.0)	$0.7

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	80.5%	77.6%	84.4%	76.7%
Incurred Catastrophe Loss and LAE Ratio	0.6%	0.3%	0.5%	0.4%

Total Incurred Loss and LAE Ratio	81.1%	77.9%	84.9%	77.1%
Incurred Expense Ratio	26.5%	25.2%	25.0%	25.4%

Combined Ratio	107.6%	103.1%	109.9%	102.5%

Unitrin Direct (continued)

(Dollars in Millions)	Sept. 30, 2006	Dec. 31, 2005
Insurance Reserves:
Loss Reserves:
Case	$74.6	$70.2
Incurred but Not Reported	14.0	12.2

Total Loss Reserves	88.6	82.4
LAE Reserves	18.6	17.0

Insurance Reserves	$107.2	$99.4

(Dollars in Millions)	Nine Months Ended		Three Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Favorable (Adverse) Loss and LAE Reserve Development, Net (excluding Catastrophes)	$(2.9)	$3.1	$(2.5)	$0.7
Adverse Catastrophe Loss and LAE Reserve Development, Net	(0.3)	—	(0.1)	—

Total Favorable (Adverse) Loss and LAE Reserve Development, Net	$(3.2)	$3.1	$(2.6)	$0.7

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	-3.2%	3.3%	-2.6%	0.7%

Earned Premiums in the Unitrin Direct segment increased by $3.6 million and $1.3 million for the nine and three months ended September 30, 2006, respectively, compared to the same periods in 2005, due to higher premium rates, partially offset by lower volume. Unitrin Direct reduced its writings of new and renewal business in certain states during 2005 while implementing certain product changes and rate increases. Earned premiums in these states decreased by $13.1 million and $4.7 million for the nine and three months ended September 30, 2006, respectively, compared to the same periods in 2005. Growth in targeted states did not completely offset the decline in premium volume in the states where writings were reduced. Unitrin Direct has begun to allocate a larger portion of its marketing budget to television and internet advertising. Unitrin Direct began writing premiums in four new states during 2006 and estimates that it currently writes premiums in states comprising approximately 74% of the U. S. personal automobile insurance market. Unitrin Direct anticipates entering six new states, comprising an additional 9% of the U. S. personal automobile insurance market, in 2007.

The Unitrin Direct segment reported an Operating Loss of $5.9 million and $3.6 million for the nine and three months ended September 30, 2006, respectively, compared to an Operating Profit of $1.5 million and $0.6 million for the same periods in 2005. Operating results decreased due primarily to the effects of loss and LAE reserve development and higher marketing and other policy acquisition expenses. Unitrin Direct recognized adverse loss and LAE reserve development of $3.2 million and $2.6 million for the nine and three months ended September 30, 2006, respectively, compared to favorable loss and LAE reserve development of $3.1 million and $0.7 million for the same periods in 2005. Marketing and other policy acquisition expenses as a percentage of earned premiums, increased from 7.9% for the nine months ended September 30, 2005 to 9.6% for the same period in 2006, and increased from 8.5% for the three months ended September 30, 2005 to 9.6% for the same period in 2006, respectively, due primarily to increased spending on television and web advertising. Direct marketing initially results in higher expenses as a percentage of earned premiums because up-front marketing costs, to the extent they are not deferrable, are expensed as incurred. Unitrin Direct plans to accelerate its growth with increased direct marketing in both new and existing states. Accordingly, these direct marketing initiatives are expected to result in operating losses in the Unitrin Direct segment in 2007.

Unitrin Direct (continued)

Unitrin Direct reported a Net Loss of $2.7 million and $2.0 million for the nine and three months ended September 30, 2006, respectively, compared to Net Income of $2.1 million and $0.7 million for the same periods in 2005, due primarily to the change in operating results. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $3.5 million and $1.2 million for the nine and three months ended September 30, 2006, respectively, compared to $3.3 million and $1.1 million for the same periods in 2005.

Unitrin Business Insurance

(Dollars in Millions)	Nine Months Ended		Three Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Earned Premiums:
Commercial Automobile	$44.0	$47.0	$14.5	$15.9
Commercial Property and Liability	63.3	62.6	21.3	21.3
Workers’ Compensation	14.9	16.0	4.9	5.3
Commercial Reinsurance Program	18.3	17.0	6.2	5.7

Total Earned Premiums	140.5	142.6	46.9	48.2
Net Investment Income	21.1	21.0	6.4	6.5
Other Income	1.3	—	—	—

Total Revenues	162.9	163.6	53.3	54.7

Incurred Losses and LAE	82.4	89.1	24.4	35.3
Insurance Expenses	70.6	63.5	22.7	22.0

Operating Profit (Loss)	9.9	11.0	6.2	(2.6)
Income Tax Benefit (Expense)	0.3	(0.3)	(0.9)	2.1

Net Income (Loss)	$10.2	$10.7	$5.3	$(0.5)

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	56.9%	58.8%	51.1%	62.8%
Incurred Catastrophe Loss and LAE Ratio	1.7%	3.7%	0.9%	10.4%

Total Incurred Loss and LAE Ratio	58.6%	62.5%	52.0%	73.2%
Incurred Expense Ratio	50.2%	44.5%	48.4%	45.6%

Combined Ratio	108.8%	107.0%	100.4%	118.8%

(Dollars in Millions)	Sept. 30, 2006	Dec. 31, 2005
Insurance Reserves:
Commercial Automobile	$70.8	$79.4
Commercial Property and Liability	210.2	216.4
Workers’ Compensation	85.9	94.7
Commercial Reinsurance Program	34.2	29.2

Insurance Reserves	$401.1	$419.7

Unitrin Business Insurance (continued)

(Dollars in Millions)	Sept. 30, 2006	Dec. 31, 2005
Insurance Reserves:
Loss Reserves:
Case	$129.4	$140.7
Incurred but Not Reported	178.2	182.6

Total Loss Reserves	307.6	323.3
LAE Reserves	93.5	96.4

Insurance Reserves	$401.1	$419.7

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$19.2	$9.1	$8.1	$1.3
Favorable (Adverse) Catastrophe Loss and LAE Reserve Development, Net	(0.3)	1.2	—	0.9

Total Favorable Loss and LAE Reserve Development, Net	$18.9	$10.3	$8.1	$2.2

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	4.5%	2.3%	1.9%	0.5%

During 2005, Unitrin Business Insurance re-engineered certain business processes as it began transforming the structure that remained from the former Multi Lines Insurance segment into a structure more suitable and scalable to its future commercial lines insurance strategy. As previously disclosed in the Company’s 2005 Annual Report on Form 10-K, the Unitrin Business Insurance segment expected to incur substantial costs in the first half of 2006 related to certain redundant systems and personnel. In the third quarter of 2006, the redundant costs began to decline, and Unitrin Business Insurance expects redundant costs to continue to decline in the fourth quarter of 2006. During the first quarter of 2006, Unitrin Business Insurance substantially completed the migration of its policies to its new policy administration system. Additionally, during the first nine months of 2006, the Unitrin Business Insurance segment completed the closure of three of its full service regional offices and scaled back a fourth office. Restructuring costs recognized in the Unitrin Business Insurance segment were $0.6 million for the nine months ended September 30, 2006 and insignificant for the three months ended September 30, 2006, compared to $2.9 million and $0.9 million for the same periods in 2005. Although the new, scalable structure better matches the current size of the Unitrin Business Insurance segment, the segment will likely not reach adequate economies of scale for several years.

Earned Premiums in the Unitrin Business Insurance segment decreased by $2.1 million and $1.3 million for the nine and three months ended September 30, 2006, respectively, compared to the same periods in 2005, due to lower premium rates, partially offset by higher volume of insurance. The Unitrin Business Insurance segment has reduced insurance rates across most product lines due to increased competition in its markets, while at the same time increasing the volume of insurance by focusing on larger accounts written through its account executive distribution network. Business written by the Unitrin Business Insurance segment increased in the third quarter of 2006, but at a slower rate of growth than previously anticipated, due primarily to increased competition and several open account executive positions. Although the Unitrin Business Insurance segment expects to increase business written in the fourth quarter of 2006, earned premiums are expected to remain relatively flat. The Unitrin Business Insurance segment’s commercial reinsurance program consists of certain business written and administered by First NonProfit Insurance Company (“FNP”). FNP specializes in providing various forms of commercial insurance to charitable and other non-profit organizations. The Unitrin Business Insurance segment intends to exit its commercial reinsurance program within the next twelve months. Other Income in the Unitrin Business Insurance segment includes a gain of $1.3 million on the sale of a regional office building in the second quarter of 2006.

Unitrin Business Insurance (continued)

Operating Profit in the Unitrin Business Insurance segment decreased by $1.1 million for the nine months ended September 30, 2006, compared to the same period in 2005, due primarily to higher insurance expenses, partially the result of the restructuring and system migration initiatives and increased marketing efforts, partially offset by lower incurred losses and LAE and the gain recognized on the sale of the regional office building. Incurred losses and LAE decreased due primarily to higher favorable reserve development and lower catastrophe losses and LAE, partially offset by an abnormal number of large fire losses in 2006. Incurred losses and LAE also increased due to the higher volume of larger general liability insurance accounts, which typically have higher expected losses and LAE as a percentage of earned premiums than certain of Unitrin Business Insurance’s other product lines. Losses and LAE on general liability insurance typically are reported and settled over a longer period of time than some of Unitrin Business Insurance’s other product lines. Accordingly, the higher losses and LAE typically are offset to some extent by additional investment income during the settlement period. Reserve development, including development of catastrophe losses and LAE, was $18.9 million favorable for the nine months ended September 30, 2006, compared to $10.3 million favorable in 2005. Catastrophe losses and LAE were $2.4 million for the nine months ended September 30, 2006. Catastrophe losses and LAE (including development), net of reinsurance recoveries, were $5.3 million for the nine months ended September 30, 2005. Catastrophe losses and LAE, net of reinsurance recoveries, in 2005 included losses and LAE from Hurricanes Katrina and Rita (see Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Catastrophes”). Catastrophe losses and LAE (including development), net of reinsurance recoveries, for the nine months ended September 30, 2005, included favorable development of $1.2 million due to higher subrogation recoveries than previously anticipated from an earlier year catastrophe.

Operating Profit in the Unitrin Business Insurance segment increased by $8.8 million for the three months ended September 30, 2006, compared to the same period in 2005, due primarily to lower incurred losses and LAE. Incurred losses and LAE decreased due primarily to higher favorable reserve development and lower catastrophe losses and LAE, partially offset by the higher volume of larger general liability accounts. Reserve development, including development of catastrophe losses and LAE, was $8.1 million favorable for the three months ended September 30, 2006, compared to $2.2 million favorable in 2005. Catastrophe losses and LAE (including development), net of reinsurance recoveries, were $0.4 million for the three months ended September 30, 2006, compared to $5.0 million in 2005. Catastrophe losses and LAE, net of reinsurance recoveries, in 2005 included losses and LAE from Hurricanes Katrina and Rita (see Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Catastrophes”). Catastrophe losses and LAE (including development), net of reinsurance recoveries, for the three months ended September 30, 2005, included favorable development of $0.9 million due to higher subrogation recoveries than previously anticipated from an earlier year catastrophe.

For the nine and three months ended September 30, 2006, the Unitrin Business Insurance segment reported Net Income of $10.2 million and $5.3 million, respectively, compared to Net Income of $10.7 million and Net Loss of $0.5 million for the same periods in 2005. The Unitrin Business Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $10.9 million and $3.6 million for the nine and three months ended September 30, 2006, respectively. Tax-exempt investment income and dividends received deductions were $10.0 million and $3.2 million for the nine and three months ended September 30, 2005, respectively.

Life and Health Insurance

(Dollars in Millions)	Nine Months Ended		Three Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Earned Premiums:
Life	$301.8	$304.3	$99.3	$101.1
Accident and Health	119.3	120.7	39.5	40.6
Property	87.9	78.5	29.3	24.9

Total Earned Premiums	509.0	503.5	168.1	166.6
Net Investment Income	132.1	116.7	43.8	37.5
Other Income	11.0	5.2	11.0	0.5

Total Revenues	652.1	625.4	222.9	204.6
Policyholders’ Benefits and Incurred Losses and LAE	312.4	319.8	96.1	114.1
Insurance Expenses	237.0	241.2	79.6	79.1

Operating Profit	102.7	64.4	47.2	11.4
Income Tax Expense	36.2	22.5	16.6	3.7

Net Income	$66.5	$41.9	$30.6	$7.7

(Dollars in Millions)	Sept. 30, 2006	Dec. 31, 2005
Insurance Reserves:
Life	$2,373.0	$2,317.1
Accident and Health	92.5	87.8
Property	7.5	31.2

Insurance Reserves	$2,473.0	$2,436.1

Earned Premiums in the Life and Health Insurance segment increased by $5.5 million and $1.5 million for the nine and three months ended September 30, 2006, respectively, compared to the same periods in 2005, due primarily to certain quota share reinsurance transactions with Capitol and its wholly owned subsidiary, Old Reliable Casualty Company (“ORCC”). Capitol is a mutual insurance company which is owned by its policyholders (see Note 13, “Relationships with Mutual Holding Companies and Mutual Insurance Companies,” to the Condensed Consolidated Financial Statements). Some of the Life and Health Insurance segment’s career agents sell property insurance products for Capitol and ORCC. Effective January 1, 2006, the Company entered into a quota share reinsurance agreement with ORCC whereby the Company assumes 100% of the business written by ORCC. Prior to 2006, the Company did not assume business from ORCC. In the third quarter of 2005, the Company increased the share of business it assumed from Capitol to 100%. Prior to this change, the Company had assumed 95% of the business written by Capitol. The Company estimates that earned premiums increased by $10.0 million and $3.1 million for the nine and three months ended September 30, 2006, respectively, compared to the same periods in 2005, due to the impact of these quota share reinsurance transactions.

Excluding the impact of the quota share reinsurance transactions described above, Earned Premiums in the Life and Health Insurance segment decreased by $4.5 million for the nine months ended September 30, 2006, compared to the same period in 2005, due primarily to lower earned premiums on life insurance and lower earned premiums on accident and health insurance. Earned premiums on life insurance decreased by $2.5 million for the nine months ended September 30, 2006, compared to the same period in 2005, due primarily to lower volume. Earned premiums on accident and health insurance decreased by $1.4 million for the nine months ended September 30, 2006, compared to the same period in 2005. Lower volume of accident and health insurance, primarily on limited benefit medical and Medicare supplement products, contributed $6.2 million to the decrease in accident and health insurance earned premiums, while higher premium rates on those same products accounted for an increase of $4.8 million. The cost of catastrophe reinsurance coverage was $4.5 million for the nine months ended September 30, 2006, including a charge of $0.2 million to reinstate reinsurance due to higher reinsured losses from Hurricane Katrina than previously anticipated. The cost of catastrophe reinsurance coverage was $4.6 million for the nine months ended September 30, 2005, including a charge of $2.6 million to reinstate reinsurance coverage following Hurricane Katrina. Excluding the effects of the

Life and Health Insurance (continued)

charges to reinstate reinsurance coverage, the cost of catastrophe reinsurance increased for the nine months ended September 30, 2006, compared to the same periods in 2005, due primarily to the higher cost of the Life and Health Insurance segment’s catastrophe reinsurance program which became effective on January 1, 2006 (see Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Catastrophes”).

Excluding the impact of the quota share reinsurance transactions described above, Earned Premiums in the Life and Health Insurance segment decreased by $1.6 million for the three months ended September 30, 2006, compared to the same period in 2005, due primarily to lower earned premiums on life insurance and lower earned premiums on accident and health insurance, partially offset by lower catastrophe reinsurance costs. Earned premiums on life insurance decreased by $1.8 million for the three months ended September 30, 2006, compared to the same period in 2005, due primarily to lower volume. Earned premiums on accident and health insurance decreased by $1.1 the million the three months ended September 30, 2006, compared to the same period in 2005. Lower volume of accident and health insurance, primarily on limited benefit medical and Medicare supplement products, contributed $2.6 million to the decrease in accident and health insurance earned premiums, while higher premium rates on those same products accounted for an increase of $1.5 million. The cost of catastrophe reinsurance coverage was $1.5 million for the three months ended September 30, 2006, compared to $3.3 million in 2005, which included a charge of $2.6 million to reinstate reinsurance coverage following Hurricane Katrina. Excluding the effects of the charges to reinstate reinsurance coverage, the cost of catastrophe reinsurance increased for the three months ended September 30, 2006, compared to the same periods in 2005, due primarily to the higher cost of the Life and Health Insurance segment’s catastrophe reinsurance program which became effective on January 1, 2006 (see Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Catastrophes”).

Other Income for the nine and three months ended September 30, 2006, includes a gain of $9.7 million, net of a deferred gain of $2.5 million, recognized on the sale and leaseback of Reserve National’s home office building and a gain of $1.3 million recognized on the sale of the Career Agency Group’s Louisiana office building. The deferred gain is being amortized over the three-year term of the leaseback. During 2006, the Career Agency Group completed the consolidation of its Louisiana regional office operations into its St. Louis home office. Other Income for the nine months ended September 30, 2005, includes a gain of $2.4 million recognized on the sale of the Career Agency Group’s home office building. Other Income in 2005 also includes service fees charged for certain administrative services provided by the Career Agency Group to ORCC, prior to the effective date of the 100% quota share agreement described above.

Net Investment Income increased by $15.4 million and $6.3 million for the nine and three months ended September 30, 2006, respectively, compared to the same periods in 2005, due to higher yields on investments and higher levels of investments.

Operating Profit in the Life and Health Insurance segment increased by $38.3 million for the nine months ended September 30, 2006, compared to the same period in 2005, due primarily to the higher Net Investment Income and Other Income discussed above, lower catastrophe losses and LAE (including development) on property insurance and lower insurance expenses as a percentage of earned premiums on life and property insurance products sold by the Life and Health Insurance segment’s career agents. Operating Profit in the Life and Health Insurance segment increased by $35.8 million for the three months ended September 30, 2006, compared to the same period in 2005, due primarily to the higher Net Investment Income, the higher Other Income and the reinsurance reinstatement premium discussed above, and lower catastrophe losses and LAE (including development) on property insurance.

Catastrophe losses and LAE (including development), net of reinsurance recoveries, on property insurance sold by the Life and Health Insurance segment’s career agents were $9.9 million and $1.2 million for the nine and three months ended September 30, 2006, respectively. Catastrophe losses and LAE, for the nine months ended September 30, 2006 included adverse development of $3.6 million, net of reinsurance recoveries, from Hurricane Katrina (see Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Catastrophes”). Catastrophe losses and LAE (including development), net of reinsurance recoveries, were $19.1 million and $16.9 million for the nine and three months ended September 30, 2005, respectively. Catastrophe losses and LAE for the nine and three months ended September 30, 2005 included $16.4 million, net of reinsurance recoveries, from Hurricanes Katrina and Rita. Property insurance reserves decreased by $23.7 million during the first nine months of 2006 due primarily to payment of claims related to Hurricanes Katrina and Rita.

Life and Health Insurance (continued)

Net Income in the Life and Health Insurance segment increased by $24.6 million and $22.9 million for the nine and three months ended September 30, 2006, respectively, compared to the same periods in 2005, due primarily to the higher operating profit.

Consumer Finance

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Interest, Loan Fees and Earned Discount	$176.0	$155.4	$61.4	$54.0
Net Investment Income	2.8	2.6	1.0	0.9
Other	5.5	5.2	1.9	1.8

Total Revenues	184.3	163.2	64.3	56.7

Provision for Loan Losses	41.9	34.9	17.8	13.1
Interest Expense on Certificates of Deposits	36.1	27.6	13.2	9.9
General and Administrative Expenses	68.3	62.6	22.8	20.2

Operating Profit	38.0	38.1	10.5	13.5
Income Tax Expense	16.0	16.0	4.7	5.6

Net Income	$22.0	$22.1	$5.8	$7.9

Consumer Finance Loan Originations	$637.7	$590.0	$196.4	$208.6

	Sept. 30, 2006	Dec. 31, 2005
Percentage of Consumer Finance Receivables Past Due:
Less than 30 Days	25.5%	23.9%
30 Days to 59 Days	7.9%	8.3%
60 Days to 89 Days	2.9%	2.9%
90 Days and Greater	1.2%	1.2%

Total Past Due	37.5%	36.3%

Ratio of Reserve for Loan Losses to Gross Consumer Finance Receivables	5.3%	5.3%
Weighted-Average Interest Yield on Certificates of Deposits	4.6%	4.0%

(Dollars in Millions)	Nine Months Ended		Three Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Reserve for Loan Losses - Beginning of Period	$62.6	$56.6	$68.6	$62.3
Provision for Loan Losses	41.9	34.9	17.8	13.1
Net Charge-off:
Consumer Finance Receivables Charged-off	(73.5)	(57.8)	(30.0)	(21.4)
Consumer Finance Receivables Recovered	37.7	31.3	12.3	11.0

Net Charge-off	(35.8)	(26.5)	(17.7)	(10.4)

Reserve for Loan Losses - End of Period	$68.7	$65.0	$68.7	$65.0

Interest, Loan Fees and Earned Discounts in the Consumer Finance segment increased by $20.6 million and $7.4 million for the nine and three months ended September 30, 2006, respectively, compared to the same periods in 2005, due primarily to higher levels of loans outstanding, partially offset by lower interest rates.

Consumer Finance (continued)

Operating Profit decreased by $0.1 million and $3.0 million for the nine and three months ended September 30, 2006, compared to nine and three months ended September 30, 2005, due primarily to higher Provision for Loan Losses and higher Interest Expense on Certificates of Deposits, partially offset by a higher level of loans outstanding. Provision for Loan Losses increased by $7.0 million and $4.7 million for the nine and three months ended September 30, 2006, compared to the same periods in 2005, due primarily to a higher level of loans outstanding and higher net charge-off. Interest Expense on Certificates of Deposits increased by $8.5 million and $3.3 million for the nine and three months ended September 30, 2006, respectively, compared to the same periods in 2005, due primarily to higher interest rates on Certificates of Deposits and higher levels of deposits. General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discounts, decreased from 40.3% for the nine months ended September 30, 2005, to 38.8% for the nine months ended September 30, 2006, due primarily to higher levels of loans outstanding.

Net Income in the Consumer Finance segment decreased by $0.1 million and $2.1 million for the nine and three months ended September 30, 2006, compared to the same period in 2005, due primarily to the lower operating profit.

Equity in Net Income of Investee

Unitrin accounts for its investment in its investee, Intermec, Inc. (“Intermec”), under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information, which generally results in a three month delay in the inclusion of Intermec’s results in Unitrin’s consolidated financial statements. Equity in Net Income of Investee was $8.6 million and $1.4 million for the nine and three months ended September 30, 2006, respectively. Equity in Net Income of Investee was $4.7 million and $1.6 million for the nine and three months ended September 30, 2005, respectively.

The fair value of Unitrin’s investment in Intermec exceeded the carrying value of Unitrin’s investment in Intermec by $242.3 million and $347.4 million at September 30, 2006 and December 31, 2005, respectively. In accordance with applicable accounting standards, such excess is not included in the unaudited Condensed Consolidated Financial Statements.

Corporate Investments

The Company considers the management of certain investments, Northrop Grumman Corporation (“Northrop”) common and preferred stock, Baker Hughes, Inc. common stock, and its investee, Intermec, to be a corporate responsibility and excludes income from these investments from its operating segments. Dividend income from these investments for the nine and three months ended September 30, 2006 and 2005 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Northrop Preferred Stock	$9.3	$9.3	$6.2	$3.1
Northrop Common Stock	6.4	5.9	2.2	2.0
Baker Hughes Common Stock	0.2	0.4	0.1	0.2

Total Unallocated Dividend Income	$15.9	$15.6	$8.5	$5.3

Dividend income from the Company’s investment in Northrop preferred stock increased for the three months ended September 30, 2006, compared to the same period in 2005, due to the timing of the ex-dividend date.

Corporate Investments (continued)

The changes in the fair value of Corporate Investments for the nine months ended September 30, 2006 are summarized below:

		Nine Months Ended September 30, 2006
(Dollars in Millions)	Fair Value Dec. 31, 2005	Holding Gain (Loss)	Dispositions	Fair Value Sept. 30, 2006
Equity Securities:
Northrop Preferred Stock	$225.7	$10.3	$—	$236.0
Northrop Common Stock	460.7	59.8	(17.5)	503.0
Baker Hughes Common Stock	48.7	7.7	(18.8)	37.6
Investee:
Intermec Common Stock	427.8	(94.1)	—	333.7

Total Corporate Investments	$1,162.9	$(16.3)	$(36.3)	$1,110.3

Net Realized Investment Gains

The components of Net Realized Investment Gains for the nine and three months ended September 30, 2006 and 2005 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Fixed Maturities:
Gains on Dispositions	$4.1	$1.2	$2.1	$0.2
Losses on Dispositions	(4.4)	(0.4)	—	—
Northrop Common Stock:
Gains on Dispositions	5.6	—	—	—
Other Equity Securities:
Gains on Dispositions	21.6	21.1	1.8	9.6
Losses on Dispositions	(1.1)	(1.8)	(0.3)	(1.3)
Losses from Write-downs	(2.1)	(6.2)	(0.4)	(1.0)
Real Estate:
Gains on Dispositions	—	39.4	—	—
Losses from Write-downs	(0.1)	—	(0.1)	—
Other Investments:
Gains on Dispositions	0.4	0.6	0.1	0.3
Losses on Dispositions	(0.3)	(0.4)	(0.1)	—

Net Realized Investment Gains	$23.7	$53.5	$3.1	$7.8

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other than temporary declines in fair value are reported in the Condensed Consolidated Statements of Income in the period that the decline was determined to be other than temporary. Net Realized Investment Gains for the nine and three months ended September 30, 2006 includes pretax losses of $2.2 million and $0.5 million, respectively, resulting from other than temporary declines in the fair values of investments. Net Realized Investment Gains for the nine and three months ended September 30, 2005 includes pretax losses of $6.2 million and $1.0 million, respectively, resulting from other than temporary declines in the fair values of investments. The Company cannot anticipate when or if similar investment losses may occur in the future.

Liquidity and Capital Resources

At September 30, 2006, there were approximately 0.8 million shares of the Company’s outstanding common stock that could be repurchased under the Company’s outstanding repurchase authorization. Common stock may be repurchased in the open market or in privately negotiated transactions from time to time subject to market conditions and other factors. During the first nine months of 2006, the Company repurchased 1,720,600 shares of its common stock at an aggregate cost of $76.3 million in open market transactions.

The Company has a five-year, $325 million, unsecured, revolving credit agreement, expiring June 30, 2010, with a group of financial institutions. The agreement provides for fixed and floating rate advances for periods up to one year at various interest rates. The agreement also contains various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for the Company’s largest insurance subsidiaries. The proceeds from advances under the revolving credit facility may be used for general corporate purposes. The Company had no outstanding advances under its unsecured, revolving credit agreement at September 30, 2006 or December 31, 2005. Undrawn letters of credit issued pursuant to the unsecured, revolving credit agreement were $13.1 million and $13.4 million at September 30, 2006 and December 31, 2005, respectively. Accordingly, the amounts available for future borrowing were $311.9 million and $311.6 million at September 30, 2006 and December 31, 2005, respectively.

At September 30, 2006, the Company had $300 million of its 5.75% senior notes due July 1, 2007 outstanding and $200 million of its 4.875% senior notes due November 1, 2010 outstanding. Interest expense on such senior notes was $21.0 million and $20.9 million for the nine months ended September 30, 2006 and 2005, respectively.

In August 2005, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for the future sale of up to an aggregate of $300 million of debt securities, common stock, preferred stock and other securities. The Company’s present intention is to utilize the shelf to refinance its $300 million 5.75% senior notes closer to their maturity.

The Company does not anticipate making significant changes to its capital structure during 2006. The Company’s management believes that it has sufficient resources to maintain the payment of dividends to its shareholders at its present level. Sources available for future shareholder dividend payments, the payment of interest on Unitrin’s senior notes and the repurchases of the Company’s common stock include the receipt of dividends from Unitrin’s operating subsidiaries, the receipt of dividends from its investments in Northrop, borrowings under the Company’s revolving credit agreement, and monetization of a portion of the Unitrin parent company’s Northrop holdings. Various state insurance laws restrict the ability of the Company’s insurance subsidiaries to pay dividends without regulatory approval. Such laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Certain risk-based capital regulations also have the effect of limiting the amount of dividends that may be paid by the Company’s consumer finance subsidiary, Fireside Bank. In 2006, the Company estimates that its subsidiaries would be able to pay $258 million in dividends to the Company without prior regulatory approval. During the first nine months of 2006, three of Unitrin’s subsidiaries (Trinity, Union National and Fireside Securities Corporation) paid cash dividends totaling $59.0 million, $60.0 million and $14.3 million, respectively to Unitrin. The Company currently estimates that the Unitrin parent company will receive approximately $91 million in dividends from its subsidiaries during the remainder of 2006. The Unitrin parent company directly held investments in Northrop preferred and common stock with a market value totaling $330.5 million and $321.7 million at September 30, 2006 and December 31, 2005, respectively. In addition to the Unitrin parent company’s holdings of Northrop preferred and common stock, Trinity held investments in Northrop common stock with a market value of $408.5 million and $364.7 million at September 30, 2006 and December 31, 2005, respectively. During the first nine months of 2006, the Unitrin parent company and Trinity sold a portion of their Northrop common stock, generating gross proceeds of $12.7 million and $4.8 million, respectively.

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

Net Cash Provided by Operating Activities decreased by $97.4 million for the nine months ended September 30, 2006, compared to the same period in 2005, due primarily to cash outflows related to the payment of insurance claims that were expensed and reserved for in prior years.

Net Cash Used by Investing Activities is largely dependent on Net Cash Provided by Operating Activities and cash flow from Financing Activities. Cash Flow Used by Investing Activities decreased by $191.7 million for the nine months ended September 30, 2006, compared to the same period in 2005, due primarily to lower levels of cash from Financing and Operating Activities. In addition, the Company significantly reduced its excess cash on hand in 2005 and invested such excess.

Net Cash Provided by Financing Activities decreased by $69.5 million for the nine months ended September 30, 2006, compared to the same period in 2005. Cash from certificates of deposits issued, net of withdrawals, decreased by $10.5 million. In addition, the Company used $72.6 million of cash in the first nine months of 2006 to repurchase shares of its common stock. The Company used $24.1 million of cash to repurchase shares of its common stock in the corresponding nine month period in 2005.

Interest and Other Expenses

Interest and Other Expenses was $47.2 million and $15.5 million for the nine and three months ended September 30, 2006, respectively, compared to $46.7 million and $16.4 million for the same periods in 2005. Interest Expense was $21.6 million and $7.2 million for the nine and three months ended September 30, 2006, respectively, compared to the same amounts for the same periods in 2005. Other Expenses was $25.6 million and $8.3 million for the nine and three months ended September 30, 2006, respectively, compared to $25.1 million and $9.2 million for the same periods in 2005.

Income Taxes

The Company’s effective income tax rate differs from the Federal statutory income tax rate due primarily to the effects tax-exempt investment income and dividends received deductions, partially offset by the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $53.4 million and $20.4 million for the nine and three months ended September 30, 2006, respectively, compared to $51.0 million and $17.2 million for the same periods in 2005. Tax-exempt investment income and dividends received deductions increased in 2006 due primarily to higher levels of tax-exempt investments and certain intersegment sales of equity securities resulting from certain tax planning strategies. The Company began implementing these strategies in December 2005 when one of the Company’s life insurance subsidiaries sold substantially all of its equity securities to one of the Company’s property and casualty insurance subsidiaries. In July 2006, another of the Company’s life insurance subsidiaries also sold all of its equity securities to one of the Company’s property and casualty insurance subsidiaries as part of these strategies. The net effects of state income taxes were $3.5 million and $1.4 million for the nine and three months ended September 30, 2006, respectively, compared to $3.0 million and $0.9 million for the same periods in 2005.

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

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. FIN 48 is effective with the Company’s next fiscal year beginning January 1, 2007. The Company expects that the financial impact, if any, of applying the provisions of FIN 48 to all tax positions will not be material upon the initial adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early application is encouraged, provided that the reporting entity has not yet issued financial statements for an interim period within that fiscal year. The Company estimates that the initial application of SFAS No. 157 will not be material.

Accounting Changes (continued)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R), Employers’ Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 158 requires the recognition of the funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in the statement of financial position and the recognition of changes in the funded status through comprehensive income in the year in which such changes occur. The Company is required to initially apply the recognition provisions of SFAS No. 158 to the funded status of its defined benefit postretirement plans and to provide the required disclosures as of December 31, 2006. The Company has not yet determined the financial impact that the initial recognition of the funded status of its defined benefit postretirement plans will have on its financial position. However, had the Company been required to apply the provisions of SFAS No. 158 to the accounting for its defined benefit postretirement plans at December 31, 2005, it would have recognized a liability of $35.1 million before tax for the unfunded status of such plans.

In addition, SFAS No. 158 requires that the funded status of a plan be measured as of the date of the year-end statement of financial position, with limited exceptions. The Company currently measures its funded status as of the date of the Company’s fiscal year-end statement of financial position. Accordingly, adoption of the measurement provisions of SFAS No. 158 will have no impact on the Company.

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

Quantitative Information About Market Risk (continued)

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both September 30, 2006 and December 31, 2005, for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Consumer Finance Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at September 30, 2006 and December 31, 2005, respectively. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at September 30, 2006 and December 31, 2005, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at September 30, 2006 and December 31, 2005, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.58 and 0.46 at September 30, 2006 and December 31, 2005, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended September 30, 2006 and December 31, 2005, respectively, and weighted on the fair value of such securities at September 30, 2006 and December 31, 2005, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the market value of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
September 30, 2006
Assets
Investments in Fixed Maturities	$3,907.9	$(266.0)	$—	$(266.0)
Investments in Equity Securities	1,247.0	(3.2)	(68.4)	(71.6)
Consumer Finance Receivables	1,227.4	(16.3)	—	(16.3)

Liabilities
Certificates of Deposits	$1,181.1	$22.6	$—	$22.6
Notes Payable	500.2	9.4	—	9.4

December 31, 2005
Assets
Investments in Fixed Maturities	$4,086.6	$(301.8)	$—	$(301.8)
Investments in Equity Securities	1,098.9	(4.4)	(47.1)	(51.5)
Consumer Finance Receivables	1,112.5	(14.8)	—	(14.8)

Liabilities
Certificates of Deposits	$1,070.9	$18.6	$—	$18.6
Notes Payable	504.3	12.9	—	12.9

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

Qualitative Information About Market Risk

Market risk is a broad term related to economic losses due to adverse changes in the fair value of a financial instrument and is inherent to all financial instruments. SEC disclosure rules focus on only one element of market risk - price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Company’s primary market risk exposures are to changes in interest rates and equity prices. The Company manages its interest rate exposures with respect to Investments in Fixed Maturities by investing primarily in investment-grade securities of moderate duration. The interest rate risks with respect to the fair value of Consumer Finance Receivables should be partially offset by the impact of interest rate movements on the fair value of Certificates of Deposits which are issued to fund its receivables.

At September 30, 2006 and December 31, 2005, respectively, $739.0 million and $686.4 million of the Company’s Investments in Equity Securities, which exclude the Company’s Investment in Investee, were concentrated in the preferred and common stock of Northrop. Northrop stated in its 2005 Annual Report on Form 10-K that it “provides technologically advanced innovative products, services, and solutions in information and services, aerospace, electronics and shipbuilding.” Additionally, Northrop stated that “As a prime contractor, principal subcontractor, partner, or preferred supplier,” it “participates in many high-priority defense and non-defense technology programs in the United States and abroad.” Accordingly, the Company’s Investments in Equity Securities are sensitive to the nature of Northrop’s industry segments.

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

Among the general factors that could cause actual results to differ materially from estimated results are:

•	Changes in general economic conditions, including performance of financial markets, interest rates, unemployment rates and fluctuating values of particular investments held by the Company and its subsidiaries;

•	Heightened competition, including, with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

•	The number and severity of insurance claims (including those associated with catastrophe losses) and their impact on the adequacy of loss reserves;

•	The impact of inflation on insurance claims, including, but not limited to, the effects attributed to scarcity of resources available to rebuild damaged structures, including labor and materials and the amount of salvage value recovered for damaged property;

•	Orders, interpretations or other actions by regulators that impact the reporting, adjustment and payment of claims;

•	Changes in the pricing or availability of reinsurance;

•	Changes in the financial condition of reinsurers and amounts recoverable therefrom;

•	Changes in industry trends and significant industry developments;

•	Regulatory approval of insurance rates, policy forms, license applications and similar matters;

•	Developments related to insurance policy claims and coverage issues including, but not limited to, interpretations or decisions by courts or regulators that may govern or influence insurance policy coverage issues arising with respect to losses incurred in connection with hurricanes;

•	Governmental actions, including new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions;

•	Adverse outcomes in litigation or other proceedings involving the Company or its subsidiaries;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services;

•	The impact of residual market assessments and assessments for insurance industry insolvencies;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces;

•	Changes in ratings by credit rating agencies and/or A.M. Best Co., Inc.;

•	The level of success and costs expended in realizing economies of scale and implementing significant business consolidations and technology initiatives;

•	Increased costs and risks related to data security;

•	Absolute and relative performance of the Company’s products or services; and

•	Other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

Item 2. Changes in Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 - August 31	700,358	$42.90	693,800	1,138,654
September 1 - September 30	387,100	$44.60	387,100	751,554

(1)	This number represents purchases made by the Company under its stock repurchase program, which was first announced on August 8, 1990. The repurchase program was subsequently expanded several times, most recently in November 2000, when the Board of Directors expanded the Company’s authority to repurchase the Company’s common stock by an aggregate number of 4,000,000 shares (in addition to approximately 860,000 shares remaining under its prior authorization). The repurchase program does not have an expiration date. Total Number of Shares Purchased for the month of August includes 6,558 shares tendered to the Company to satisfy tax withholding obligations relating to the vesting of restricted stock held by employees. This table does not include shares withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under the Company’s four stock option plans.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

3.2	Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

4.1	Rights Agreement between Unitrin, Inc. and Computershare Trust Company, N.A. as successor Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, dated as of August 4, 2004 and amended May 4, 2006 and October 9, 2006 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2004, Exhibits 4.1 and 4.2 to the Company’s Registration Statement on Form 8-A/A dated May 4, 2006 and Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A dated October 10, 2006.)

4.2	Senior Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and BNY Midwest Trust Company as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 1, 2002.)

4.3	Form of Subordinated Indenture (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 5.75% Senior Notes due July 1, 2007 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2002.)

4.5	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 30, 2003.)

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.2	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.3	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.4	Unitrin, Inc. 2002 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.5	2005 Restricted Stock and Restricted Stock Unit Plan (Incorporated herein by reference to Appendix B to the Company’s Proxy Statement, dated March 28, 2005, in connection with the Company’s 2005 Annual Meeting of Shareholders.)

10.6	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.7	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.8	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.9	Form of Restricted Stock Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan.

10.10	Unitrin, Inc. Pension Equalization Plan, as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.11

Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001), with the following executive officers:

Richard C. Vie (Chairman)

Donald G. Southwell (President and Chief Executive Officer)

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

10.12	Unitrin, Inc. Severance Plan (Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.13	Unitrin, Inc. Incentive Bonus Plan, dated February 3, 2004 (Incorporated herein by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2004, in connection with the Company’s 2004 Annual Meeting of Shareholders.)

10.14	Unitrin, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.15	Summary of Named Executive Officer Compensation, as of September 1, 2006.

10.16	Summary of Non-Employee Director Compensation, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K/A filed February 7, 2006.)

10.17	Credit Agreement, dated as of June 24, 2005, by and among Unitrin, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent, letter of credit issuer and swing line lender, Wells Fargo Bank, National Association, individually and as syndication agent, and Wachovia Bank, N.A., individually and as documentation agent (Incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed June 27, 2005.)

10.18	Registration Rights Agreement, dated as of January 23, 2001, by and among, Northrop Grumman Corporation, NNG, Inc., a direct wholly owned subsidiary of Northrop Grumman Corporation, and Unitrin, Inc. (Incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unitrin, Inc.

Date: October 31, 2006	/s/ Donald G. Southwell
Donald G. Southwell
President and
Chief Executive Officer

Date: October 31, 2006	/s/ Eric J. Draut
Eric J. Draut
Executive Vice President and
Chief Financial Officer

Date: October 31, 2006	/s/ Richard Roeske
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)