Form 10-K
period 2006-12-31
UNITRIN INC
filed 2007-02-02
CIK 860748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.7 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

Registrant had 67,003,267 shares of common stock outstanding as of February 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2007 are incorporated by reference into Part III.

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

(a) GENERAL DEVELOPMENT OF BUSINESS

Unitrin Stock Repurchases

During 2006, Unitrin repurchased approximately 2.0 million shares of its common stock at an aggregate cost of approximately $90 million in open market transactions. Subject to market conditions and other factors, the Company may, from time to time, repurchase additional shares of the Company common stock, in the market or in privately negotiated transactions, pursuant to the outstanding repurchase authorization of Unitrin’s Board of Directors. In November 2006, the Board of Directors expanded the Company’s authority to repurchase the Company’s common stock by an aggregate of 6.0 million shares (in addition to approximately 0.8 million shares remaining under its prior authorization). At December 31, 2006, approximately 6.5 million shares of Unitrin common stock remained under such authorization.

(b) BUSINESS SEGMENT FINANCIAL DATA

Financial information about Unitrin’s business segments for the years ended December 31, 2006, 2005 and 2004 is contained in the following portions of this 2006 Annual Report on Form 10-K of Unitrin, Inc. and is incorporated herein by reference: (i) Note 17, “Business Segments,” to the Financial Statements; and (ii) MD&A.

(c) DESCRIPTION OF BUSINESS

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through six operating segments: Kemper Auto and Home, Unitrin Specialty, Unitrin Direct, Unitrin Business Insurance, Life and Health Insurance and Consumer Finance.

Unitrin’s subsidiaries employ more than 8,000 full-time associates of which approximately 1,240 are employed in the Kemper Auto and Home segment, 715 in the Unitrin Specialty segment, 530 in the Unitrin Direct segment, 410 in the Unitrin Business Insurance segment, 4,000 in the Life and Health Insurance segment, 940 in the Consumer Finance segment and the remainder in various corporate and other staff functions.

Property and Casualty Insurance Business

Unitrin’s property and casualty insurance business operations are conducted through the following segments: Kemper Auto and Home, Unitrin Specialty, Unitrin Direct and Unitrin Business Insurance. In addition, the Life and Health Insurance segment’s career agents also sell property insurance to its customers. The Unitrin companies operating in these segments provide automobile, homeowners, commercial multi-peril, fire, casualty, workers compensation, general liability and other types of property and casualty insurance to individuals and businesses. Automobile insurance accounted for 54%, 55% and 55% of Unitrin’s consolidated insurance premiums earned for the years ended December 31, 2006, 2005 and 2004, respectively. Automobile insurance accounted for 44%, 45% and 45% of Unitrin’s consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Homeowners insurance accounted for 16%, 15% and 15% of Unitrin’s consolidated insurance premiums earned for the years ended December 31, 2006, 2005 and 2004, respectively. Homeowners insurance accounted for 13%, 12% and 12% of Unitrin’s consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Kemper Auto and Home

Kemper Auto and Home, based in Jacksonville, Florida, conducts business in 39 states geographically dispersed throughout the United States. In 2006, the following states provided three-fifths of the premium revenues included in this segment: New York (18%), Texas (14%), California (14%) and North Carolina (13%).

Kemper Auto and Home primarily sells preferred and standard risk automobile and homeowners insurance. Kemper Auto and Home products accounted for approximately 49% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2006. Kemper Auto and Home’s products are marketed by approximately 3,000 independent insurance agents. These personal lines products are designed and priced for those individuals who have demonstrated favorable risk characteristics and loss history. Typical customers include middle to upper income individuals and families.

Unitrin Specialty

Unitrin Specialty, based in Dallas, conducts business in 23 states, principally in the midwest, southwest and western United States. In 2006, the following states provided more than two-thirds of the premium revenues in this segment: California (28%), Texas (27%), Washington (6%), Oregon (4%) and Louisiana (4%).

Unitrin Specialty provides nonstandard personal and commercial automobile insurance. Unitrin Specialty products accounted for approximately 23% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2006. Nonstandard automobile insurance is provided for individuals and businesses that have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records or claims or premium payment history. Unitrin Specialty products are marketed through approximately 7,500 independent agents and brokers.

Unitrin Direct

Unitrin Direct markets auto insurance primarily through direct mail, web insurance portals, “click-throughs,” its own website and television advertising. Unitrin Direct actively sells automobile insurance in 22 states geographically dispersed throughout the United States. In 2006, the following states provided more than two-thirds of the premium revenues in this segment: California (21%), Florida (20%), Michigan (10%), Pennsylvania (9%) and New York (8%). Unitrin Direct insurance products accounted for approximately 12% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2006.

Unitrin Direct writes a broad spectrum of auto insurance risks ranging from preferred to non-standard private passenger auto customers, and competes with companies that sell insurance directly to the consumer, as well as companies that sell through agents.

Unitrin Business Insurance

The Unitrin Business Insurance segment consists of the commercial lines operations of Unitrin’s former Multi Lines Insurance segment. The Unitrin Business Insurance segment includes certain commercial reinsurance programs of the former Multi Lines Insurance segment which the Unitrin Business Insurance segment intends to exit in 2007. Unitrin Business Insurance, based in Dallas, conducts its primary business in 30 states, with a geographic emphasis in the south, northwest and midwest. In 2006, the following states provided approximately two-thirds of the premium revenues in this segment, excluding its commercial reinsurance business: Texas (39%), Louisiana (9%), Illinois (6%), Washington (5%), Wisconsin (5%) and Arkansas (5%).

Unitrin Business Insurance primarily sells the following types of commercial insurance: automobile, general liability, fire, multi-peril and workers compensation insurance. Unitrin Business Insurance products accounted for approximately 10% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2006. Unitrin Business Insurance products are marketed by more than 1,000 independent insurance agents. These commercial products are designed and priced for those businesses that have demonstrated favorable risk characteristics and loss history.

Property and Casualty Loss and Loss Adjustment Expense Reserves

Property and casualty insurance reserves for losses and loss adjustment expenses (“LAE”) are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $1,432.6 million and $1,531.5 million of gross loss and LAE reserves at December 31, 2006 and 2005, respectively. Property and Casualty Insurance Reserves by business segment at December 31, 2006 and 2005 were:

Dollars in Millions	2006	2005
Kemper Auto and Home	$534.1	$553.6
Unitrin Specialty	293.4	295.8
Unitrin Direct	106.8	99.4
Unitrin Business Insurance	397.9	419.7
Life and Health Insurance	6.9	31.2
Unallocated Ceded Reserves	93.5	131.8

Total Property and Casualty Insurance Reserves	$1,432.6	$1,531.5

Certain reserves acquired in connection with a business acquisition from SCOR Reinsurance Company (“SCOR”) in 2002 (the “Unallocated Ceded Reserves”) are reinsured by an insurance subsidiary of SCOR (See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). The Company does not allocate these reserves to its business segments.

In estimating reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing reserves for losses and LAE for property and casualty insurance is inherently uncertain and the actual ultimate net cost of a claim may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures which may not be discovered or reported until years after the insurance policy period has ended.

The Company’s actuaries generally estimate reserves at least quarterly for most product lines and/or coverage levels using accident quarters or accident months spanning 10 or more years depending on the size of the product line and/or coverage level or emerging issues relating to them. The Company’s actuaries use a variety of generally accepted actuarial loss reserving estimation methodologies including, but not limited to, the following:

•	Incurred Loss Development Methodology;

•	Paid Loss Development Methodology;

•	Bornhuetter-Ferguson Incurred Loss Methodology;

•	Bornhuetter-Ferguson Paid Loss Methodology; and

•	Frequency and Severity Methodology.

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

For each accident quarter, the point estimate selected by the Company’s actuaries is not necessarily one of the points produced by any particular one of the methodologies utilized, but often is another point that takes into consideration each of the points produced by the several loss reserving methodologies used. In some cases, for a particular product, the current accident quarter may not have enough paid claims data to rely upon, leading the Company’s actuaries to conclude that the incurred loss development methodology provides a better estimate than the paid loss development methodology. Therefore, the Company’s actuaries may give more weight to the incurred loss methodology for that particular accident quarter. As an accident quarter ages for that same product, the actuary may gain more confidence in the paid loss methodology and begin to give more weight to the paid loss methodology. The Company’s actuaries’ quarterly selections are summed by product and/or coverage levels to create the actuarial indication of the ultimate losses. More often than not, the actuarial indication for a particular product line and accident quarter is most heavily weighted towards the incurred loss development methodology, particularly for short-tail lines such as personal automobile. Historically, the incurred loss development methodology has been more reliable in predicting ultimate losses for these lines, especially in the more recent accident quarters, when compared with the paid loss development methodology. In the event of a wide variation among results generated by the different projection methodologies, the Company’s actuaries further analyze the data using additional techniques.

In estimating reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify, such as:

•	Changes in the level of minimum case reserves, and the automatic aging of those minimum case reserves;

•	Changes to claims practices including, but not limited to, changes in the reporting and impact of large losses, adequacy of case reserves, implementation of new systems for handling claims, turnover of claims department staffs, timing and depth of the audit review of claims handling procedures;

•	Changes in underwriting practices;

•	Changes in the mix of business by class and policy limit within product line;

•	Growth in new lines of business;

•	Changes in the attachment points of the Company’s reinsurance programs;

•	Medical costs including, but not limited to, the ability to assess the extent of injuries and the impact of inflation;

•	Repair costs including, but not limited to, the impact of inflation and the availability of labor and materials;

•	Changes in the judicial environment including, but not limited to, the interpretation of policy provisions, the impact of jury awards and changes in case law; and

•	Changes in state regulatory requirements.

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

The final step in the quarterly loss and LAE reserving process involves a comprehensive review of the actuarial indications by the Company’s senior actuary and senior management who apply their collective judgment and determine the appropriate estimated level of reserves to record. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in claim handling practices or other changes that affect the timing of payment or development patterns, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, the improvement or deterioration of actuarial indications in the current period as compared to prior periods, and the amount of reserves related to third party pools for which the Company does not have access to the underlying data and, accordingly, relies on calculations provided by such pools. Total recorded reserves have been consistently higher than the actuarial indication of reserves. Total recorded reserves for losses and LAE were 3.9%, 3.7% and 3.6% higher than the actuarial indication of reserves at December 31, 2006, 2005 and 2004, respectively. Total recorded reserves as a percentage of the actuarial indication of reserves increased in 2006 due primarily to the decrease in Unallocated Ceded Reserves and reserves for losses and LAE from Hurricanes Katrina, Rita and Wilma. The recorded reserves for the Unallocated Ceded Reserves and these hurricanes were equal to the actuarial indications.

The Company’s goal is to ensure its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs, while sustaining minimal variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully developed. Changes in the Company’s estimates of these losses and LAE over time, also referred to as “development,” will occur and may be material. Favorable development is recognized when the Company decreases its estimate of previously reported losses and LAE and results in an increase in net income in the period recognized, whereas adverse development is recognized when the Company increases its estimate of previously reported losses and LAE and results in a decrease in net income. The Company recognized favorable development of $91.6 million, $92.1 million and $39.0 million before tax for the years ended December 31, 2006, 2005 and 2004, respectively.

Development by the Company’s business segments for the years ended December 31, 2006, 2005 and 2004, was:

	Favorable (Adverse) Development
Dollars in Millions	2006	2005	2004
Kemper Auto and Home	$68.2	$65.4	$28.7
Unitrin Specialty	8.9	8.8	1.4
Unitrin Direct	(4.5)	4.7	2.1
Unitrin Business Insurance	25.8	14.5	6.6
Life and Health Insurance	(6.8)	(1.3)	0.2

Total Favorable Development, Net	$91.6	$92.1	$39.0

Development in the Company’s Kemper Auto and Home segment and Unitrin Business Insurance segment together comprised a substantial portion of the Company’s favorable development in 2006 and 2005. Additional information regarding this development follows.

Kemper Auto and Home Development

In June of 2002, the Company acquired the personal lines property and casualty insurance business of the Kemper Insurance Companies (“KIC”) in a renewal rights transaction. Pursuant to the agreements among the parties, KIC retained all liabilities for policies issued by KIC prior to the closing, while the Company is entitled to premiums written for substantially all personal lines property and casualty insurance policies issued or renewed after the closing and is liable for losses and LAE incurred thereon. Accordingly, the results for the Kemper Auto and Home segment for 2003 and 2002, including, but not limited to, the earned premiums and losses and LAE, are not necessarily indicative of a full year on a going-forward-basis. The Kemper Auto and Home segment did not complete a full calendar year underwriting cycle after the acquisition date until 2004. Accordingly, the Company’s results for 2002 and 2003 did not represent 100% of the acquired business. For example, for the 2002 calendar year, the Company’s share of earned premiums for the KIC personal lines business was approximately 20% of the entire KIC personal lines business. For the 2003 calendar year, the Company’s share of earned premiums was approximately 90% of the entire KIC personal lines business.

The Company’s actuaries use various generally accepted actuarial incurred and paid loss development methodologies to estimate unpaid losses and LAE. The key assumption in these estimation methodologies is that patterns observed in prior periods are indicative of how losses and LAE are expected to develop in the future and that such historical data can be used to predict and estimate ultimate losses and LAE. Initially, the Company’s actuaries had to rely solely on the historical data of KIC (the “KIC Data”) to predict how losses for business written by the Company after the acquisition would develop. As Kemper Auto and Home continued to renew policies, the paid loss and incurred loss data related to the Company’s share of the entire KIC personal lines business gradually increased. Immediately after the acquisition, the Company began accumulating incurred and paid loss and LAE data for its share of the KIC personal lines business (the “Unitrin Data”). In 2003 and throughout 2004, the Company’s actuaries began to review the Unitrin Data and began comparing development factors for it with the development factors for the KIC Data. These initial reviews indicated that the Unitrin Data was producing lower development factors than the factors produced by the KIC Data. However, the amount of Unitrin Data available for analysis was still limited, and the Company’s actuaries could not be confident that the observed changes in development were anything but random fluctuations and, therefore, placed less weight on the most recent development patterns.

Since the acquisition, the Company’s actuaries have gained increasing confidence that the development patterns from the Unitrin Data were not only different from the KIC Data, but that these patterns were also sustainable. As the Company’s actuaries gave more weight, and continued to give more weight each quarter, to the improved development patterns from the Unitrin Data in the selection of their incremental development factors throughout 2004 and 2005 and into 2006, Kemper Auto and Home has recognized favorable development each quarter as appropriate.

The lower development factors for the Unitrin Data primarily resulted from improvements in the claim handling procedures on this book of business. In 2002, Kemper Auto and Home began to place special emphasis on reporting claims directly to the Company. Prior to that time, a policyholder’s agent usually was the primary contact to report a claim. In July of 2002, approximately one-third of all claims were reported directly to Kemper Auto and Home compared to approximately two-thirds at the end of both 2005 and 2006. Direct reporting of losses has enabled the Company not only to reduce claim cycle times, but also to better respond to and control loss costs. Kemper Auto and Home has also focused on reducing the number of days from when a loss is reported until the related claim is closed, while also controlling the overall loss and LAE costs. Specifically, Kemper Auto and Home has implemented several claims handling loss mitigation programs, including:

•	Increased its utilization of alternative dispute resolution processes, such as mediation and arbitration, to facilitate settlements and reduce defense and legal costs;

•	Increased its in-house legal expertise to better manage the litigation processes and expenses, including managing the external lawyers with whom Kemper Auto and Home contracts to defend claims; and,

•	Increased its emphasis on attempting to settle third-party claims earlier in the claims process in an effort to reduce the ultimate claim and LAE payouts.

In 2005, the personal lines claims function of the Company’s former Multi Lines Insurance (“MLI”) segment was combined into the Kemper Auto and Home segment’s claims function. In September 2005, Kemper Auto and Home converted all open MLI personal lines claims (the “MLI Data”) to its claims system and began including new claims from the MLI business in its claim system. These changes are likely to impact the development patterns for both the MLI Data and the Unitrin Data.

Although the Company’s actuaries were aware of, and gave consideration to, the changes in the Company’s claims handling processes, including the merging of the kemper and MLI claims functions, it takes several years to ascertain whether such changes in claims handling will ultimately result in lower ultimate paid losses and LAE. Accordingly, the effects of the improvements and the changes in the claims handling processes have emerged and have been recognized over several quarterly periods as the Company’s actuaries have become more convinced that lower losses and LAE have in fact been realized. However, the Company cannot make any assurances that all such improvements and effects have fully emerged or will continue to emerge.

Unitrin Business Insurance Development

The Company attributes favorable development in its Unitrin Business Insurance segment primarily to changes in its claims handling processes and the re-underwriting of its underlying book of business over the past several years. In addition, favorable development for the year ended December 31, 2006 includes development of $2.2 million related to the favorable settlement of three specific claims.

Unitrin Business Insurance improved its claims handling by placing increased emphasis on earlier identification of the full value of a claim, especially case reserves for larger claims. As part of this effort, a large loss unit was created in its home office to handle all significant claims. In addition, Unitrin Business Insurance initiated several claims handling cost cutting measures, such as using third-party analytic software for legal expense and bodily injury review, outsourcing workers’ compensation bill review, utilizing preferred vendors for damage repair and pursuing subrogation more aggressively. The combined effects of these claims handling initiatives were case reserves in the earlier evaluation periods that more closely matched the ultimate payments.

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

Although the Company’s actuaries were aware of, and gave consideration to, the changes in the Company’s claims handling processes and the re-underwriting in estimating unpaid losses and LAE for Unitrin Business Insurance, it takes several years to ascertain whether such changes in claims handling and re-underwriting will ultimately result in lower ultimate paid losses and LAE. Accordingly, the improvements have emerged and have been recognized over several quarterly periods as the Company’s actuaries have become more convinced that lower losses and LAE have in fact been realized. Due to the long-tail nature of some of Unitrin Business Insurance’s liabilities, it may take 10 or more years to fully determine the impact of these actions. Accordingly, the Company cannot make any assurances that all such improvements have fully emerged or will continue to emerge.

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

Loss and LAE reserves for the Valley Companies’ construction defect losses were $28.1 million and $32.4 million at December 31, 2006 and 2005, respectively. Information on construction defect claim activity is contained in the MD&A under the caption “Critical Accounting Estimates”.

The Company’s commercial lines business is focused on the small commercial market. The Company has typically not written policies insuring large manufacturers. Accordingly, the Company’s exposure to asbestos and environmental losses is limited. Total asbestos and environmental reserves in the Unitrin Business Insurance segment were approximately $18 million and $19 million at December 31, 2006 and 2005, respectively.

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

Loss and Loss Adjustment Expense Reserve Development

(Dollars in Millions)

	December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
(Dollars in Millions)
Gross Reserve for Unpaid Losses and LAE	$457	$468	$448	$521	$541	$700	$975	$1,426	$1,511	$1,531	$1,433
Deduct:
Reinsurance Recoverables	36	19	16	35	36	62	92	325	229	209	138

Net Reserve for Unpaid Losses and LAE	$421	$449	$432	$486	$505	$638	$883	$1,101	$1,282	$1,322	$1,295

Cumulative Amount Paid, Net of Reinsurance as of :
One Year Later	$212	$171	$191	$229	$274	$341	$402	$405	$487	$508
Two Years Later	257	266	288	336	393	483	578	621	707
Three Years Later	295	317	339	404	477	568	682	788
Four Years Later	318	347	368	456	523	617	731
Five Years Later	333	361	386	486	556	647
Six Years Later	343	374	400	508	576
Seven Years Later	350	381	409	523
Eight Years Later	355	387	421
Nine Years Later	359	396
Ten Years Later	366
Reestimate of Net Reserve for Unpaid Losses and LAE as of :
End of Year	$421	$449	$432	$486	$505	$638	$883	$1,101	$1,282	$1,322	$1,295
One Year Later	405	432	419	485	564	720	886	1,062	1,190	1,230
Two Years Later	359	382	408	495	612	722	879	1,026	1,131
Three Years Later	353	393	427	533	619	724	872	1,006
Four Years Later	365	408	441	544	623	725	857
Five Years Later	380	418	448	548	624	719
Six Years Later	388	423	453	549	623
Seven Years Later	391	426	453	548
Eight Years Later	394	427	452
Nine Years Later	395	425
Ten Years Later	392
Initial Net Reserve for Unpaid Loses and LAE in Excess Of (Less Than) Reestimated Net Reserve for Unpaid Losses and LAE:

Amount of Reestimate	$29	$24	$(20)	$(62)	$(118)	$(81)	$26	$95	$151	$92

Reestimate as a Percentage of Initial Net Reserve for Unpaid Losses and LAE	6.9%	5.3%	-4.6%	-12.8%	-23.4%	-12.7%	2.9%	8.6%	11.8%	6.9%

Latest Reestimate of:
Gross Reserve for Unpaid Losses and LAE	$422	$455	$479	$645	$730	$823	$960	$1,338	$1,358	$1,445
Recoverable for Reinsurance	30	30	27	97	107	104	103	332	227	215

Net Reserve for Unpaid Losses and LAE	$392	$425	$452	$548	$623	$719	$857	$1,006	$1,131	$1,230

Cumulative (Increase) Decrease to Reestimation of Gross Reserve for Unpaid Losses and LAE:	$35	$13	$(31)	$(124)	$(189)	$(123)	$15	$88	$153	$86

The Company acquired Union Automobile Indemnity Company in 1997. Accordingly, reserves for this business, which has since been renamed Unitrin Direct Insurance Company, are included in the table for 1997 and forward. The Company acquired Valley Group Inc. and its subsidiaries (“VGI”) in 1999. Accordingly, reserves for VGI are included in the table for 1999 and forward. Under the agreement governing the acquisition of VGI, the Company was entitled to recover from the seller 90% of the unfavorable development of VGI’s pre-acquisition loss and LAE reserves, subject to a maximum recovery of $50 million. Reserve development shown in the preceding table for the years 1999 to 2004 is net of changes in the Company’s estimated recovery, which was received in 2004. Reserves increased in 2002 and 2003 partly due to the Company’s acquisition of the personal lines business of the Kemper Insurance Companies. At the end of 2002, the Company also acquired two insurance companies from SCOR Reinsurance Company. Reinsurance recoverable in 2003, 2004, 2005 and 2006 includes a recoverable from a subsidiary of SCOR Reinsurance Company under an indemnity reinsurance agreement whereby the subsidiary assumed the pre-acquisition liabilities of the two insurance companies acquired by the Company.

Reserve estimates increase or decrease as more information becomes known about individual claims and as changes in conditions and claims trends become more apparent. In 2006, the Company reduced its property and casualty insurance reserves by $91.6 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE and commercial lines insurance losses and LAE developed favorable by $63.6 million and $28.0 million, respectively, in 2006. The reserve reductions were primarily due to the emergence of more favorable loss trends than expected for the 2005 and 2004 accident years, partially due to the improvements in the Company’s claims handling procedures. In 2005, the Company reduced its property and casualty insurance reserves by $92.1 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE and commercial lines insurance losses and LAE developed favorably by $73.1 million and $19.0 million, respectively, in 2005. The reserve reductions were primarily due to the emergence of more favorable loss trends than expected for the 2004 and 2003 accident years, partially due to improvements in the Company’s claims handling procedures. In 2004, the Company reduced its property and casualty insurance reserves by $39.0 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE and commercial lines insurance losses and LAE developed favorably by $29.7 million and $9.3 million, respectively, in 2004. The reserve reductions were primarily due to favorable development of the 2003 accident year. During 2001 and 2002, the Company increased its property and casualty insurance reserves to reflect adverse development due to developing loss trends primarily related to construction defect, mold, automobile liability and product liability loss exposures in its commercial lines of business as well as personal automobile liability.

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

Catastrophe Losses

Total catastrophe losses and LAE, net of reinsurance recoveries, were $59.8 million before tax, for the year ended December 31, 2006. Catastrophes and storms are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and will continue to be, a material factor in the results of operations and financial position of Unitrin’s property and casualty insurance companies. Further, because the level of insured losses that could occur in any one year cannot accurately be predicted, these losses contribute to material year-to-year fluctuations in the results of the operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The occurrence and severity of catastrophic events are difficult to accurately predict in any year. However, some geographic locations are more susceptible to these events than others. Management has endeavored to control its direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, and reinsurance.

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

Reinsurance

In order to limit their exposures to catastrophic events, the Company maintains three separate catastrophe reinsurance programs for its property and casualty insurance businesses. The annual program covering the Company’s Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments provided, effective January 1, 2006, reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. The aggregate annual premium, excluding reinstatement premium, for the 2006 annual program covering these segments is $1.9 million. The annual program covering the property insurance operations of the Company’s Life and Health Insurance segment provided, effective January 1, 2006, reinsurance coverage of 100% of reinsured catastrophe losses of $90 million above retention of $10 million. The aggregate annual premium, excluding reinstatement premium, for the 2006 annual program covering this segment is $6.1 million.

The Company has renewed, effective July 1, 2006, the annual program covering the Company’s Kemper Auto and Home segment on terms that are substantially different from the prior annual program. Under Kemper Auto and Home’s new program, the first layer provides reinsurance coverage of approximately 65% of reinsured catastrophe losses of $30 million above retention of $40 million. The second layer provides reinsurance coverage of approximately 88% of reinsured catastrophe losses of $80 million above retention of $70 million. The third layer provides reinsurance coverage of approximately 80% of reinsured catastrophe losses of $100 million above retention of $150 million.

Coverage for each reinsurance program is provided in three layers. In addition, in the event that the Company incurs catastrophe losses covered by any of its three catastrophe reinsurance programs that exceed the retention for a particular program, each of the programs requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such program. The reinstatement premium is a percentage of the original premium based on the ratio of the losses exceeding the Company’s retention to the reinsurers’ coverage limit. In addition to these programs, the Kemper Auto and Home segment and the Life and Health Insurance segment purchase reinsurance from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in the state of Florida at retentions lower than those described above.

The Company renewed the catastrophe reinsurance for two of its three programs on January 1, 2007. For the Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance program, the 2007 retention and coverage limits are the same as the 2006 retention and coverage limits. The cost for the 2007 reinsurance program increased to $2.6 million from the $1.9 million cost of the 2006 program. For the property insurance operations of the Company’s Life and Health Insurance segment the annual reinsurance program for 2007 was changed to provide 100% coverage of $120 million above a retention of $10 million. The cost for the 2007 reinsurance program increased to $9.3 million from the $6.1 million cost of the 2006 program. The program covering the Company’s Kemper Auto and Home segment renews on July 1, 2007.

Additional information on the Company’s catastrophe reinsurance programs is contained in the MD&A under the caption “Catastrophes” and in Note 18, “Catastrophe Reinsurance,” to the Financial Statements.

In addition to the catastrophe loss exposures caused by natural events described above, Unitrin’s property and casualty insurance companies are exposed to losses from catastrophic events that are not the result of acts of nature, such as acts of terrorism, the nature and level of which in any period are very difficult to predict. While there were no reported losses experienced by Unitrin’s property and casualty insurance companies in relation to the terrorist attacks on September 11, 2001, the companies have reinsurance coverage to address certain exposures to potential future terrorist attacks. The reinsurance coverage for certified events, as designated by the federal government, is from the Terrorist Risk Insurance Act and the coverage for non-certified events is available in the catastrophe reinsurance program for Unitrin’s property and casualty insurance companies. However, certain perils, such as biological, chemical, nuclear pollution or contamination, are excluded from the Company’s reinsurance coverage for non-certified events.

In addition to the catastrophe reinsurance program described above, Unitrin’s property and casualty insurance companies utilize other reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks.

Under the various reinsurance arrangements, Unitrin’s property and casualty insurance companies are indemnified by reinsurers for certain losses incurred under insurance policies issued by the companies. As indemnity reinsurance does not discharge an insurer from its direct obligations to policyholders on risks insured, Unitrin’s property and casualty insurance companies remain contingently liable. However, so long as the reinsurers meet their obligations, the net liability for Unitrin’s property and casualty insurance companies is limited to the amount of risk that they retain. Unitrin’s property and casualty insurance companies purchase their reinsurance only from reinsurers rated A- or better by A. M. Best Company at the time of purchase.

For further discussion of the reinsurance program, see Notes 6, “Property and Casualty Insurance Reserves,” 18, “Catastrophe Reinsurance,” and 19, “Other Reinsurance,” to the Financial Statements.

Pricing

Pricing levels for property and casualty insurance are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business and economic conditions including market rates of interest, inflation, expense levels, and judicial decisions. In addition, many state regulators require consideration of investment income when approving or setting rates, which reduces underwriting margins. See MD&A regarding Kemper Auto and Home, Unitrin Specialty, Unitrin Direct and Unitrin Business Insurance.

Competition

Based on the most recent annual data published by A.M. Best Company (“A.M. Best”) as of the end of 2005, there were approximately 970 property and casualty insurance groups in the United States, made up of approximately 2,400 companies. Unitrin’s property and casualty insurance companies ranked among the 60 largest property and casualty insurance groups in the United States, measured by net premiums written (40th), policyholders’ surplus (60th) and admitted assets (60th).

In 2005, the industry’s estimated net premiums written were more than $438 billion, of which 78% were accounted for by 50 groups of companies. Unitrin’s property and casualty insurance companies wrote less than 1% of the industry’s estimated 2005 premium volume.

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

Life and Health Insurance Business

Unitrin’s Life and Health Insurance segment consists of its wholly-owned subsidiaries, United Insurance Company of America (“United”), The Reliable Life Insurance Company (“Reliable”), Union National Life Insurance Company (“Union National Life”), United Casualty Insurance Company of America (“United Casualty”), Union National Fire Insurance Company (“Union National Fire”) and Reserve National Insurance Company (“Reserve National”). As discussed below, United, Reliable, Union National Life, United Casualty and Union National Fire (Unitrin’s “Career Agency Companies”) distribute their products through a network of employee, or “career,” agents. Reserve National distributes its products through a network of exclusive independent agents. Both these career agents and independent agents are paid commissions for their services. In 2006, the following states provided more than two-thirds of the Life and Health Insurance segment’s premium revenues: Texas (25%), Louisiana (11%), Mississippi (6%), Florida (5%), Illinois (4%), Missouri (4%), North Carolina (4%), California (4%) and South Carolina (4%). Ordinary life insurance accounted for 16% of Unitrin’s consolidated insurance premiums earned for each of the years ended December 31, 2006, 2005 and 2004. Ordinary life insurance accounted for 13% of Unitrin’s consolidated revenues for each of the years ended December 31, 2006, 2005 and 2004.

Career Agency Companies

The Career Agency Companies, based in St. Louis, focus on providing individual life and health insurance products to customers of modest incomes who desire basic protection for themselves and their families. Their leading product is ordinary life insurance, including permanent and term insurance. Face amounts of these policies are lower than those of policies typically sold by other companies in the industry to higher income customers. Premiums average approximately $15 per policy per month. Permanent policies are offered primarily on a non-participating, guaranteed-cost basis. Approximately 80% of the Life and Health Insurance segment’s premium revenues are generated by the Career Agency Companies.

The Career Agency Companies employ nearly 2,400 career agents to distribute their products in 25 states. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. Property insurance products written by United Casualty and Union National Fire are also distributed by the segment’s career agents.

Customers of the Career Agency Companies generally are families with annual incomes of less than $25,000. According to the U.S. Bureau of the Census, in 2005, there were approximately 30 million households in the United States with less than $25,000 of annual income, representing over 26% of all U.S. households.

Reserve National

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

Reinsurance

Consistent with insurance industry practice, Unitrin’s life and health insurance companies utilize reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks. Included among the segment’s reinsurance arrangements is excess of loss reinsurance coverage specifically designed to protect against losses arising from catastrophic events under the property insurance policies distributed by the Career Agency Companies’ agents and written by United Casualty, Union National Fire and affiliates, Capitol County Mutual Fire Insurance Company and its subsidiary, Old Reliable Casualty Company. The annual catastrophe reinsurance program for 2006 provided these companies with reinsurance coverage of $90 million above their retention of $10 million (See the above discussion of “Reinsurance” under “Property and Casualty Insurance Business” beginning on page 10 for additional information pertaining to the Life and Health Insurance segment’s catastrophe reinsurance program).

Lapse Ratio

The lapse ratio is a measure reflecting a life insurer’s loss of existing business. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life and Health Insurance segment’s lapse ratio for individual life insurance was 10% for each of the years 2006, 2005 and 2004.

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

Competition

Based on the most recent data published by A.M. Best as of the end of 2005, there were approximately 450 life and health insurance company groups in the United States, made up of approximately 2,000 companies. The Unitrin Life and Health Insurance segment ranked in the top quartile of life and health insurance company groups, as measured by admitted assets (94th), net premiums written (90th) and capital and surplus (99th).

Unitrin’s life and health insurance subsidiaries generally compete by using appropriate pricing, selling to selected markets, controlling expenses, maintaining adequate ratings from A.M. Best, and providing competitive services to agents and policyholders.

Consumer Finance Business

Fireside Bank (“Fireside”), based in Pleasanton, California, is engaged in the consumer finance business. Fireside is organized under California law as an industrial bank and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). Fireside’s principal business is the financing of used automobiles through the purchase of retail installment contracts from automobile dealers. The borrowers under these contracts typically have marginal credit histories.

As of December 31, 2006, Fireside had 26 branches in California and loan production offices in Arizona, Colorado, Kansas, Minnesota, Oregon and Washington. In addition, Fireside markets in Idaho, Indiana, Iowa, Missouri, Nebraska, Nevada, New Mexico and Utah. In January 2007, Fireside opened a loan production office in New Mexico. Fireside is one of the largest non-prime automobile finance sources in California. Fireside does business with over 5,000 automobile dealers. Fireside has over 146,000 contracts and loans outstanding totaling in excess of $1 billion.

Strong underwriting and collection practices are key elements to successful operating performance in the non-prime automobile finance business. Over 75% of Fireside’s general and administrative expenses are devoted to underwriting and collection activities. Fireside individually underwrites each credit application and historically has declined to extend credit to more than two-thirds of its credit applicants. See the discussion of Fireside’s loan loss reserves under the headings “Consumer Finance” and “Critical Accounting Estimates” in the MD&A and Notes 1, “Basis of Presentation and Significant Estimates,” 2, “Summary of Accounting Policies,” and 5, “Consumer Finance Receivables and Certifications of Deposits,” to the Financial Statements. Fireside competes for contracts primarily on the basis of timely service to its automobile dealer customers and by offering competitive terms. Principal competitors include banks, finance companies, credit unions and “captive” credit subsidiaries of automobile manufacturers.

Fireside’s financing activities are funded primarily by FDIC-insured certificates of deposit. Fireside competes for funds primarily with other banks, credit unions and savings and loan associations.

Investments

The quality, nature, and amount of the various types of investments which can be made by insurance companies are regulated by state laws. Depending on the state, these laws permit investments in qualified assets, including but not limited to municipal, state and federal government obligations, corporate bonds, real estate, preferred and common stocks, investment partnerships, limited liability companies and mortgages, where the value of the underlying real estate exceeds the amount of the loan.

Unitrin employs a total return investment strategy while maintaining liquidity to meet both its short and long-term insurance obligations primarily through the combination of investment-grade fixed maturity investments and equity securities. The emphasis is on income-producing fixed maturity investments and equity securities with the potential for long-term price appreciation. See the discussions of Unitrin’s investments under the headings “Critical Accounting Estimates,” “Investee,” “Investment Results,” “Corporate Investments,” “Liquidity and Capital Resources” and “Quantitative and Qualitative Disclosures about Market Risk,” in the MD&A and Notes 3, “Investments Other Than Investee,” 4, “Investments in Investee,” and 13, “Income from Investments,” to the Financial Statements.

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

Insurance companies are required to report their financial condition and results in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (the “NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements include risk-based capital (“RBC”) rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2006, the total adjusted capital of each of Unitrin’s insurance subsidiaries exceeded the minimum levels required under RBC rules.

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

State insurance laws intended primarily for the protection of policyholders contain certain requirements that must be met prior to any change of control of an insurance company or insurance holding company that is domiciled or, in some cases, an insurance company having such substantial business that it is deemed commercially domiciled, in that state. These requirements may include the advance filing of specific information with the state insurance regulators, a public hearing on the matter, and review and approval of the change of control by such regulators. The Company has insurance subsidiaries domiciled in a number of states, including California, Illinois, Kansas, Louisiana, Missouri, New York, Oklahoma, Oregon, Texas and Wisconsin. In these states, “control” generally is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of an insurance company. Any purchase of the Company’s shares that would result in the purchaser owning 10% or more of the Company’s voting securities would be presumed to result in the acquisition of control of the Company’s insurance subsidiaries. Such an acquisition generally would require the prior approval of the insurance regulatory authorities in each state in which the Company’s insurance subsidiaries are domiciled or deemed to be commercially domiciled. In addition, many states require pre-acquisition notification to the state insurance regulators of a change of control of an insurance company licensed in that state if specific market concentration thresholds would be triggered by the acquisition. While those pre-acquisition notification statutes generally do not authorize the state insurance regulators to disapprove the change of control, they do authorize the issuance of a cease and desist order with respect to the insurance company if certain conditions, such as undue market concentration, would result from the acquisition. These insurance regulatory requirements may deter, delay or prevent transactions effecting control of the Company or the ownership of the Company’s voting securities, including transactions that could be advantageous to the Company’s shareholders.

Consumer Finance Regulation

Fireside is an industrial bank regulated by the California Department of Financial Institutions. Under California banking law, Fireside is permitted to engage in the activities of a commercial bank, except the activity of accepting demand deposits, and is generally subject to the same laws and regulations to which commercial banks are subject under the California banking law. In addition, since Fireside’s deposits are insured by the FDIC, it is subject to a broad system of regulation under the Federal Deposit Insurance Act and FDIC regulations. The regulations of these state and federal agencies govern most aspects of Fireside’s business, and are generally intended to protect a bank’s depositors, creditors, borrowers and the deposit insurance fund. They impose reporting obligations, minimum capitalization requirements, limitations on dividends, investments, loans, borrowings, branching, mergers and acquisitions, reserves against deposits, and other requirements, including those relating to privacy, fairness in consumer credit, and prevention and detection of fraud and financial crime. Federal law also imposes certain restrictions on Fireside’s transactions with the Company and other affiliates, and certain fair lending and reporting requirements involving consumer lending operations and Community Reinvestment Act activities.

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

As described more thoroughly above, the process of estimating loss reserves is complex and imprecise. The estimate of the ultimate cost of claims must take into consideration many factors that are dependent on the outcome of future events. The impact on the Company’s loss reserves from these factors is difficult to estimate accurately. Such factors consist of, but are not limited to, the following:

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

See “Competition” beginning on pages 11 and 13, for more information on the competitive rankings in the property and casualty insurance markets and the life and health insurance markets, respectively, in the United States.

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

Insurance. The Company’s insurance subsidiaries are subject to extensive regulation in the states in which they do business. Current regulations encompass a wide variety of matters, including policy forms, premium rates, licensing, trade practices, investment standards, statutory capital and surplus requirements, reserve and loss ratio requirements, restrictions on transactions amoung affiliates and consumer privacy.

Banking. Fireside Bank is regulated by the California Department of Financial Institutions and the FDIC. These agencies regulate most aspects of Fireside’s business, impose reporting obligations and a broad array of restrictions and requirements on such matters as capitalization, dividends, investments, loans and borrowings, and many requirements which relate to privacy and fairness in consumer credit or the detection and prevention of fraud and financial crime.

Effect on Operations. Insurance and banking regulatory agencies conduct periodic examinations of the Company’s subsidiaries and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. If an insurance company fails to obtain required licenses or approvals, or if any of the Company’s subsidiaries fails to comply with other regulatory requirements, including banking regulations applicable to Fireside, the regulatory agencies can suspend or delay their operations, require corrective action, and impose penalties or other remedies available under the applicable regulations.

These federal and state laws and regulations, and their interpretation by the various regulatory agencies and courts, are undergoing continual revision and expansion. It is not possible to predict how new legislation or regulations or new interpretations of existing laws and regulations may impact the operations of the Company’s subsidiaries. Significant changes in or new interpretations of these laws and regulations could make it more expensive for the Company’s subsidiaries to conduct their businesses and could materially affect the profitability of their operations and the Company’s financial results.

For a more detailed discussion of the regulations applicable to the Company’s subsidiaries, see “Insurance Regulation” and “Consumer Finance Regulation” under “Regulation”, beginning on page 14.

The effects of emerging claim and coverage issues on the Company’s insurance businesses are uncertain.

As industry practices and regulatory, judicial, social and other environmental conditions change, unexpected and unintended issues related to insurance claims and coverages may emerge. For example, the insurance industry is confronted with a number of complicated coverage issues arising out of the 2005 hurricanes in the Gulf Coast states. These emerging practices, conditions and issues could adversely affect the Company’s insurance businesses by either extending coverages beyond the Company’s underwriting intent or by increasing the number or size of claims. The effects of such emerging claim and coverage issues are extremely hard to predict, but could harm the business of the Company’s insurance subsidiaries.

Legal and regulatory proceedings are unpredictable.

The Company and its subsidiaries are involved in lawsuits, regulatory inquiries, and other legal proceedings arising out of the ordinary course of its businesses. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities, and the outcomes of these matters are difficult to predict. For further information about the Company’s pending litigation, see “Item 3, Legal Proceedings”, on page 20.

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

At December 31, 2006, the Company held 7.4 and 1.8 million shares of Northrop Grumman Corporation (“Northrop”) common and preferred stock, respectively. The total fair market value of the Company’s equity position in Northrop at year-end 2006 was $736.3 million, or 46 percent of the fair market value of the Company’s total equity portfolio (reflecting its investee at fair market value). The fair market value of the Company’s holdings of its investee, Intermec, Inc. (“Intermec”) common stock at year-end 2006 was $307.2 million, or 19 percent of the fair market value of the Company’s total equity portfolio (reflecting its investee at fair market value). Its equity holdings in Northrop after tax represent approximately 21 percent of the Company’s total shareholders equity at December 31, 2006. The remainder of the Company’s equity investments is primarily composed of a diversified pool of primarily externally managed common stock.

Common stock is subject to a variety of risk factors under the umbrella of market risk. General economic swings influence the performance of the underlying industries and companies within those industries. A downturn in the economy will have a negative impact on an equity portfolio. Industry- and company-specific risks have the potential to substantially affect the market value of the Company’s equity portfolio. In particular, a downturn in the defense industry, in which Northrop competes, or the global supply chain solutions industry, in which Intermec competes, may have an adverse effect on the market value of the Company’s concentrated equity holdings.

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

Data security is subject to increasing regulation. The Company faces rising costs and competing time constraints in meeting compliance requirements of new and proposed regulations. The expanding volume and sophistication of computer viruses, hackers and other external hazards may increase the vulnerability of the Company’s data systems to security breaches. These increased risks and expanding regulatory requirements expose the Company to potential data loss and damages and significant increases in compliance and litigation costs.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Owned Properties

Unitrin owns the 41-story office building at One East Wacker Drive, Chicago, Illinois, that houses the executive offices of Unitrin. Unitrin occupies approximately 57,000 square feet of the 527,000 rentable square feet in the building. In addition, Unitrin subsidiaries together own 7 buildings located in 5 states consisting of approximately 20,800 square feet in the aggregate. Unitrin subsidiaries hold additional properties solely for investment purposes that are not utilized by the Company or its subsidiaries.

Leased Facilities

Unitrin’s Life and Health Insurance segment leases facilities with aggregate square footage of approximately 543,000 at 139 locations in 26 states. The latest expiration date of the existing leases is in January 2015.

Kemper Auto and Home leases facilities with an aggregate square footage of approximately 244,000 at 9 locations in 7 states. The latest expiration date of the existing leases is in May 2011.

Unitrin Business Insurance leases facilities with an aggregate square footage of approximately 193,500 at 3 locations in 3 states. The latest expiration date of the existing leases is in March 2018.

Consumer Finance occupies 36 leased facilities with an aggregate square footage of approximately 204,500 in 8 states (including consumer finance branches and main office buildings). The latest expiration date of the existing leases is in August 2016.

Unitrin Specialty leases facilities with an aggregate square footage of approximately 147,500 at 3 locations in 3 states. The latest expiration date of the existing leases is in March 2014.

Unitrin Direct leases facilities with an aggregate square footage of approximately 132,000 at 6 locations in 5 states. The latest expiration date of the existing leases is in May 2013.

Unitrin’s corporate data processing operation occupies a facility with an aggregate square footage of approximately 30,500 square feet under a lease that expires in December 2014.

Southern States General Agency leases facilities with an aggregate square footage of approximately 8,000 at 1 location in 1 state. The latest expiration date of the existing lease is in December 2007.

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

During the quarter ended December 31, 2006, no matters were submitted to a vote of shareholders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unitrin’s common stock is traded on the New York Stock Exchange under the symbol of “UTR.” The high and low prices for Unitrin’s common stock during each quarterly period in 2006 and 2005 are incorporated herein by reference to the unaudited quarterly financial information contained in Note 22, “Quarterly Financial Information,” to the Financial Statements, captioned “Quarterly Financial Information.”

Information as to the amount and frequency of cash dividends declared by Unitrin on its common stock during 2006 and 2005 is incorporated herein by reference to the following portions of the Financial Statements:

(a) Consolidated Statements of Shareholders’ Equity and Comprehensive Income; and

(b) Cash Dividends Paid to Shareholders (Per Share) included in Note 22 under the caption “Quarterly Financial Information.”

Information as to restrictions on the ability of Unitrin’s subsidiaries to transfer funds to Unitrin in the form of cash dividends, loans, or advances is incorporated herein by reference to the discussion on page 15 in Item 1A. above and to the following items:

(a) Note 9 to the Financial Statements, captioned “Shareholders’ Equity”; and

(b) The “Liquidity and Capital Resources” section of the MD&A.

As of January 24, 2007, the approximate number of record holders of Unitrin’s common stock was 6,450.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	—	$—	—	751,554
November 1 - November 30	276,500	$47.39	276,500	6,475,054
December 1 - December 31	9,400	$48.94	9,400	6,465,654

Total	285,900		285,900

(1)	This number represents purchases made by the Company under its stock repurchase program, which was first announced on August 8, 1990. The repurchase program was subsequently expanded several times, most recently in November 2006, when the Board of Directors expanded the Company’s authority to repurchase the Company’s common stock by an aggregate number of 6,000,000 shares (in addition to approximately 750,000 shares remaining under its prior authorization). This table does not include shares withheld or surrendered, either actually or constructively, to
(2)	satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under the Company’s four stock option plans or shares withheld to satisfy tax withholding obligations on the vesting of awards under the Company’s restricted stock plan.

Unitrin Common Stock Performance Graph

The following Performance Graph assumes $100 invested on December 31, 2001 in (i) the Company’s Common Stock, (ii) the S&P MidCap 400 Index, (iii) the S&P Composite 1500 Insurance Index, and (iv) the S&P 400 Multi-Line Insurance Index, in each case with dividends reinvested. The Company is a constituent of each of the three indices, and plans to replace the S&P 400 Multi-Line Insurance Index with the S&P Composite 1500 Insurance Index in its 2007 Annual Report on Form 10-K. The Company believes that the S&P Composite 1500 Insurance Index, a larger index consisting of fifty-three companies, provides a broader representation of the industry as a whole, and therefore a better source for comparison of industry stock performance, than the S&P 400 Multi-Line Insurance Index, which consists of only four companies.

The comparisons in the Graph below are based on historical data and are not intended to forecast the possible future performance of the Company’s Common Stock.

Company / Index	2001	2002	2003	2004	2005	2006
Unitrin, Inc.	$100	$77.52	$116.32	$132.65	$136.25	$157.39
S&P MidCap 400 Index	100	85.49	115.94	135.05	152.00	167.69
S&P Composite 1500 Insurance	100	80.12	97.88	106.39	122.08	135.28
S&P 400 Multi-Line Insurance Index	100	68.78	99.14	112.81	134.87	164.22

Item 6.	Selected Financial Data.

Selected consolidated financial data for the five years ended December 31, 2006 is incorporated herein by reference to the data captioned “Financial Highlights” and filed as Exhibit 13.3 hereto.

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

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting and the attestation report of the Company’s registered public accounting firm are included in Exhibit 13.1 under the headings “Management Report on Internal Control” and “Report of Independent Registered Public Accounting Firm,” respectively, and incorporated herein by reference.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the sections captioned “Meetings and Committees of the Board of Directors,” “Unitrin Executive Officers,” “Ownership of Unitrin Common Stock” and “Corporate Governance” in the Proxy Statement for the 2007 Annual Meeting of Shareholders of Unitrin. Unitrin plans to file such proxy statement within 120 days after December 31, 2006, the end of Unitrin’s fiscal year.

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

The information required by this Item is incorporated herein by reference to the relevant sections of the Proxy Statement for the 2007 Annual Meeting of Shareholders of Unitrin. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the table below and incorporated herein by reference to the section captioned “Ownership of Unitrin Common Stock” in the Proxy Statement for the 2007 Annual Meeting of Shareholders of Unitrin.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs (1)
Equity Compensation Plans Approved by Security Holders	5,244,954	45.50	3,056,315
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	5,244,954	45.50	3,056,315

(1)	In addition to shares available for issuance under the Company’s four stock option plans, this number includes 876,183 shares of restricted stock available for issuance under the Company’s 2005 Restricted Stock and Restricted Stock Unit Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference to the relevant sections of the Proxy Statement for the 2007 Annual Meeting of Shareholders of Unitrin.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the section captioned “Independent Public Accountants” in the Proxy Statement for the 2007 Annual Meeting of Shareholders of Unitrin.

PART IV

Item 15.	Exhibits, Financial Statements Schedules.

(a) Documents filed as part of this Report

1.	Financial Statements. The following financial statements, in response to Item 8 of the Form 10-K, have been filed as Exhibit 13.1 and together are incorporated by reference into Item 8 hereof:

The consolidated balance sheets of Unitrin and subsidiaries as of December 31, 2006 and 2005, and the consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for the years ended December 31, 2006, 2005 and 2004, together with the notes thereto and the report of Deloitte & Touche LLP thereon.

2.	Financial Statement Schedules. The following five financial statement schedules are included on the following pages hereof. Schedules not listed here have been omitted because they are not applicable or not material or the required information is included in the Financial Statements.

Schedule I Investments Other Than Investments in Related Parties
Schedule II Parent Company Financial Statements
Schedule III Supplementary Insurance Information
Schedule IV Reinsurance Schedule
Schedule VI Supplemental Information Concerning Property-Casualty Insurance Operations

The Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, with regards to the Financial Statement Schedules listed above, is included on the page following Schedule VI.

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.1 through 10.16 relate to compensatory plans filed or incorporated by reference as exhibits hereto pursuant to Item 15(b) of Form 10-K.

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

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

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated.

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

10.9

Form of Restricted Stock Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.10

Unitrin, Inc. Pension Equalization Plan, as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.11	Unitrin is a party to individual severance agreements (the form of which is attached as Exibit 10.11), with the following executive officers:

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

10.12	Unitrin, Inc. Severance Plan.

10.13

Unitrin, Inc. Incentive Bonus Plan, dated February 3, 2004 (Incorporated herein by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2004, in connection with the Company’s 2004 Annual Meeting of Shareholders.)

10.14	Unitrin, Inc. Non-Qualified Deferred Compensation Plan.

10.15

Summary of Named Executive Officer Compensation, as of September 1, 2006 (Incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

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

12	Ratios of Earned to Fixed Charges

13.1	Financial Statements

13.2	MD&A (see also Exhibit 13.4)

13.3	Financial Highlights

13.4	Shareholders’ Letter (forms a part of MD&A)

21	Subsidiaries of Unitrin, Inc.

23	Consent of Deloitte & Touche LLP

24	Power of Attorney (included on the signature page hereof)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

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

Among the general factors that could cause actual results to differ materially from estimated results are:

•	Changes in general economic conditions, including performance of financial markets, interest rates, unemployment rates and fluctuating values of particular investments held by the Company and its subsidiaries;

•	Heightened competition, including, with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

•	The number and severity of insurance claims (including those associated with catastrophe losses) and their impact on the adequacy of loss reserves;

•	The impact of inflation on insurance claims, including, but not limited to, the effects attributed to scarcity of resources available to rebuild damaged structures, including labor and materials and the amount of salvage value recovered for damaged property;

•	Orders, interpretations or other actions by regulators that impact the reporting, adjustment and payment of claims;

•	Changes in the pricing or availability of reinsurance;

•	Changes in the financial condition of reinsurers and amounts recoverable therefrom;

•	Changes in industry trends and significant industry developments;

•	Regulatory approval of insurance rates, policy forms, license applications and similar matters;

•	Developments related to insurance policy claims and coverage issues including, but not limited to, interpretations or decisions by courts or regulators that may govern or influence insurance policy coverage issues arising with respect to losses incurred in connection with hurricanes and other catastrophes;

•	Governmental actions, including new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions;

•	Adverse outcomes in litigation or other legal or regulatory proceedings involving the Company or its subsidiaries;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services;

•	The impact of residual market assessments and assessments for insurance industry insolvencies;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces;

•	Changes in ratings by credit rating agencies including A.M. Best Co., Inc.;

•	The level of success and costs expended in realizing economies of scale and implementing significant business consolidations and technology initiatives;

•	Increased costs and risks related to data security;

•	Absolute and relative performance of the Company’s products or services; and

•	Other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints each of Donald G. Southwell, President and Chief Executive Officer, Eric J. Draut, Executive Vice President and Chief Financial Officer, and Scott Renwick, Senior Vice President, General Counsel and Secretary, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K of Unitrin, Inc., together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Unitrin, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Unitrin, Inc. has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized, on February 2, 2007.

UNITRIN, INC.
(Registrant)

By:	/s/ DONALD G. SOUTHWELL
Donald G. Southwell
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Unitrin, Inc. in the capacities indicated on February 2, 2007.

Signature	Title

/s/ RICHARD C. VIE Richard C. Vie	Chairman and Director

/s/ DONALD G. SOUTHWELL Donald G. Southwell	President, Chief Executive Officer and Director

/s/ ERIC J. DRAUT Eric J. Draut	Executive Vice President, Chief Financial Officer and Director (principal financial officer)

/s/ RICHARD ROESKE Richard Roeske	Vice President and Chief Accounting Officer (principal accounting officer)

/s/ JAMES E. ANNABLE James E. Annable	Director

/s/ DONALD V. FITES Donald V. Fites	Director

/s/ DOUGLAS G. GEOGA Douglas G. Geoga	Director

/s/ REUBEN L. HEDLUND Reuben L. Hedlund	Director

/s/ JERROLD V. JEROME Jerrold V. Jerome	Director

/s/ WILLIAM E. JOHNSTON, JR. William E. Johnston, Jr.	Director

/s/ WAYNE KAUTH Wayne Kauth	Director

/s/ FAYEZ S. SAROFIM Fayez S. Sarofim	Director

/s/ ANN E. ZIEGLER Ann E. Ziegler	Director

SCHEDULE I

UNITRIN, INC. AND SUBSIDIARES

INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2006

(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$1,226.7	$1,199.5	$1,199.5
States, Municipalities and Political Subdivisions	1,358.5	1,408.0	1,408.0
Corporate Securities:
Other Bonds and Notes	1,187.8	1,218.0	1,218.0
Redemptive Preferred Stocks	7.3	7.4	7.4

Total Investments in Fixed Maturities	3,780.3	3,832.9	3,832.9

Northrop Grumman Corporation Preferred Stock	177.5	236.0	236.0
Northrop Grumman Corporation Common Stock	318.8	500.3	500.3
Other Equity Securities:
Preferred Stocks	56.3	68.7	68.7
Common Stocks	328.8	476.2	476.2
Other Equity Interests	22.7	24.4	24.4

Total Investments in Other Equity Securities	407.8	569.3	569.3

Investee (A)
Intermec, Inc.	92.7	307.2	92.7

Total Investee	92.7	307.2	92.7

Loans, Real Estate and Other Investments	594.6	XXX.X	594.6
Short-term Investments	465.2	XXX.X	465.2

Total Investments	$5,836.9		$6,291.0

(A) - Amortized Cost = Cost Plus Cumulative Undistributed Earnings.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY BALANCE SHEETS

December 31, 2006 and 2005

(Dollars in Millions)

	December 31, 2006	December 31, 2005
ASSETS
Investment in Subsidiaries	$2,593.3	$2,479.0
Northrop Grumman Preferred Stock at Fair Value (Cost: 2006 - $186.9; 2005 - $186.9)	236.0	225.7
Northrop Grumman Common Stock at Fair Value (Cost: 2006 - $74.9; 2005 - $85.8)	94.0	96.0
Notes Receivable from Subsidiary, 10.00% Due 2010	20.0	20.0
Other Equity Securities at Fair Value (Cost: 2006 - $4.2; 2005 - $3.5)	5.8	4.2
Short Term Investments	40.0	1.0
Cash	0.8	0.2
Other Receivables	3.1	12.2
Other Assets	0.4	2.3

Total Assets	$2,993.4	$2,840.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior Notes Payable, 5.75% due 2007 (Fair Value: 2006 - $300.2; 2005 - $302.0)	$299.6	$299.0
Senior Notes Payable, 4.875% due 2010 (Fair Value: 2006 - $195.0; 2005 - $196.2)	198.8	198.5
Accrued Expenses and Other Liabilities	211.0	185.4

Total Liabilities	709.4	682.9

Shareholders’ Equity:
Common Stock	6.7	6.9
Additional Paid-in Capital	759.1	711.4
Retained Earnings	1,231.2	1,188.2
Accumulated Other Comprehensive Income	287.0	251.2

Total Shareholders’ Equity	2,284.0	2,157.7

Total Liabilities and Shareholders’ Equity	$2,993.4	$2,840.6

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in Millions)

	Years Ended December 31,
	2006	2005	2004
Net Investment Income	$14.6	$15.6	$14.1
Net Realized Investment Gains	2.2	0.8	11.0

Total Revenues	16.8	16.4	25.1

Interest Expense	28.5	28.4	28.3
Other Operating (Income) Expenses	0.4	—	(1.2)

Total Operating Expenses	28.9	28.4	27.1

Loss before Income Taxes and Equity in Net Income of Subsidiaries and Investee	(12.1)	(12.0)	(2.0)
Income Tax Benefit	7.0	7.6	4.0

Income (Loss) before Equity in Net Income of Subsidiaries and Investee	(5.1)	(4.4)	2.0
Equity in Net Income of Subsidiaries and Investee	288.2	259.9	238.2

Net Income	$283.1	$255.5	$240.2

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in Millions)

	Years Ended December 31,
	2006	2005	2004
Operating Activities:
Net Income	$283.1	$255.5	$240.2
Adjustment Required to Reconcile Net Income to Net Cash Provided by Operations:
Equity in Net Income of Subsidiaries and Investee	(288.2)	(259.9)	(238.2)
Cash Dividends from Subsidiaries	221.8	299.5	17.2
Net Realized Investment Gains	(2.2)	(0.7)	(11.1)
Other, Net	13.0	2.3	(76.7)

Net Cash Provided (Used) by Operating Activities	227.5	296.7	(68.6)

Investing Activities:
Purchase of Reliable Life Insurance from Subsidiary	—	(174.0)	—
Sale of Common Stocks to Unaffiliates	12.7	11.1	184.0
Change in Short term Investments	(39.0)	33.0	(26.0)
Issuance of Note Receivable to Subsidiary	—	(20.0)	—
Other, Net	—	(0.9)	(0.9)

Net Cash Provided (Used) by Investing Activities	(26.3)	(150.8)	157.1

Financing Activities:
Notes Payable Proceeds:
Revolving Credit Agreement	40.0	40.0	—
Notes Payable Payments:
Revolving Credit Agreement	(40.0)	(40.0)	—
Cash Dividends Paid	(119.8)	(117.4)	(113.5)
Common Stock Repurchases	(89.9)	(48.9)	—
Exercise of Stock Options	6.8	15.7	28.4
Excess Tax Benefits on Share Based Awards	2.3	—	—

Net Cash Used by Financing Activities	(200.6)	(150.6)	(85.1)

Increase (Decrease) in Cash	0.6	(4.7)	3.4
Cash, Beginning of Year	0.2	4.9	1.5

Cash, End of Year	$0.8	$0.2	$4.9

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in Millions)

	Years Ended December 31,
	2006	2005	2004
Net Income	$283.1	$255.5	$240.2
Other Comprehensive Income (Loss):
Gross Unrealized Holding Gains (Losses) Arising During Year:
Securities Held by Subsidiaries	72.3	17.1	138.4
Securities Held by Parent	21.5	2.5	21.4
Cumulative Translation Adjustment in Investee	(2.1)	0.3	1.7

Gross Unrealized Holding Gains (Losses) Arising During Year	91.7	19.9	161.5
Income Tax Benefit (Expense)	(32.1)	(6.9)	(56.5)

Unrealized Holding Gains (Losses) Arising During Year, Net	59.6	13.0	105.0

Reclassification Adjustment for Gross (Gains) Losses Realized in Net Income:
Securities Held by Subsidiaries	(23.7)	(16.9)	(87.5)
Securities Held by Parent	(1.8)	(0.6)	10.9

Reclassification Adjustment for Gross (Gains) Losses Realized in Net Income	(25.5)	(17.5)	(76.6)
Income Tax Expense (Benefit)	9.0	6.1	26.7

Reclassification Adjustment for (Gains) Losses Realized in Net Income (Loss), Net	(16.5)	(11.4)	(49.9)

Other Comprehensive Income	43.1	1.6	55.1

Total Comprehensive Income	$326.2	$257.1	$295.3

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE III

UNITRIN, INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in Millions)

	Year Ended December 31,								December 31,
	Premiums	Premiums Written		Other Income	Net Investment Income	Insurance Claims and Policyholders’ Benefits	Amortization Of Deferred Policy Acquisition Costs	Other Insurance Expenses	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
Year Ended December 31, 2006:
Kemper Auto and Home	$944.6		$955.0	$0.4	$49.1	$586.2	$165.4	$110.4	$77.0	$534.1	$430.8
Unitrin Specialty	444.4		444.3	—	21.8	335.6	60.9	31.1	17.8	293.4	148.6
Unitrin Direct	225.9		182.5	0.4	9.0	182.3	10.4	52.7	3.3	106.8	71.6
Unitrin Business Insurance	188.2		189.6	1.9	28.2	108.8	34.4	59.6	16.9	397.9	98.8
Life and Health (1)	675.6		N/A	11.2	178.3	404.5	71.5	236.7	329.7	2,493.0	28.8
Other	—		N/A	2.4	18.7	—	—	(32.9)	—	93.5	0.3

Total	$2,478.7	$	N/A	$16.3	$305.1	$1,617.4	$342.6	$457.6	$444.7	$3,918.7	$778.9

Year Ended December 31, 2005:
Kemper Auto and Home	$945.7		$958.4	$0.6	$48.1	$625.9	$168.7	$120.4	$75.2	$553.6	$420.1
Unitrin Specialty	453.2		450.4	—	20.6	335.1	66.6	29.4	16.9	295.8	148.7
Unitrin Direct	221.3		223.2	0.2	8.6	173.4	9.0	46.2	5.1	99.4	115.0
Unitrin Business Insurance	190.6		187.1	—	28.2	116.6	32.1	53.8	17.0	419.7	96.4
Life and Health (1)	667.5		N/A	6.2	157.1	414.3	78.6	246.2	324.0	2,436.1	30.2
Other	—		N/A	2.5	19.5	—	—	(33.5)	—	131.8	0.2

Total	$2,478.3	$	N/A	$9.5	$282.1	$1,665.3	$355.0	$462.5	$438.2	$3,936.4	$810.6

Year Ended December 31, 2004:
Kemper Auto and Home	$945.8		$952.5	$7.0	$39.6	$639.0	$155.7	$121.2
Unitrin Specialty	486.8		484.5	—	18.0	356.4	72.8	30.8
Unitrin Direct	188.6		213.2	—	6.9	149.8	6.7	44.1
Unitrin Business Insurance	196.0		186.6	—	25.7	126.1	34.6	41.9
Life and Health (1)	668.0		N/A	3.6	150.0	396.9	73.5	253.9
Other	—		N/A	2.5	21.0	—	—	(11.2)

Total	$2,485.2	$	N/A	$13.1	$261.2	$1,668.2	$343.3	$480.7

(1)	The Company’s Life and Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life and Health Insurance segment.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV

UNITRIN, INC.

REINSURANCE SCHEDULE

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2006:
Life Insurance in Force	$20,767.3	$687.4	$—	$20,079.9	—

Premiums
Life Insurance	$401.6	$0.9	$—	$400.7	0.0%
Accident and Health Insurance	158.3	—	—	158.3	—
Property and Liability Insurance	1,880.0	45.9	85.6	1,919.7	4.5%

Total Premiums	$2,439.9	$46.8	$85.6	$2,478.7	3.5%

Year Ended December 31, 2005:
Life Insurance in Force	$21,026.9	$729.2	$—	$20,297.7	—

Premiums
Life Insurance	$402.2	$0.9	$—	$401.3	0.0%
Accident and Health Insurance	161.3	0.8	—	160.5	—
Property and Liability Insurance	1,873.4	41.9	85.0	1,916.5	4.4%

Total Premiums	$2,436.9	$43.6	$85.0	$2,478.3	3.4%

Year Ended December 31, 2004:
Life Insurance in Force	$20,259.0	$902.6	$—	$19,356.4	—

Premiums
Life Insurance	$402.6	$0.9	$—	$401.7	0.0%
Accident and Health Insurance	163.9	2.6	—	161.3	—
Property and Liability Insurance	1,748.5	35.4	209.1	1,922.2	10.9%

Total Premiums	$2,315.0	$38.9	$209.1	$2,485.2	8.4%

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE VI

UNITRIN, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

(Dollars in Millions)

Affiliation	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount	Unearned Premiums	Earned Premiums	Net Investment Income	Claim and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
							Current Year	Prior Years
Year Ended December 31, 2006:
(a) Consolidated property casualty entities	$115.8	$1,432.6	$—	$753.6	$1,919.7	$108.0	$1,355.9	$(91.6)	$283.4	$1,292.2	$1,887.8

Year Ended December 31, 2005:
(a) Consolidated property casualty entities	$115.0	$1,531.5	$—	$783.5	$1,916.5	$106.2	$1,398.3	$(92.1)	$288.8	$1,265.4	$1,924.9

Year Ended December 31, 2004:
(a) Consolidated property casualty entities					$1,922.2	$91.6	$1,351.0	$(39.0)	$281.4	$1,131.2	$1,941.7

All of the Company’s ending reserves are reported on a consolidated basis, accordingly amounts for categories (b) Unconsolidated property casualty subsidiaries and (c) Proportionate share of registrant and its subsidiaries 50%-or-less-owened property casualty equity investees have been omitted from this schedule.

See Accompanying Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Unitrin, Inc.

We have audited the consolidated financial statements of Unitrin, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our report thereon dated February 2, 2007 (which report expresses an unqualified opinion and includes an explanatory paragraph as to the changes in the Company’s method of accounting for Defined Benefit Pension and Other Postretirement Plans in 2006); such consolidated financial statements and report are included in the Company’s 2006 Annual Report to Shareholders of Unitrin, Inc. and are incorporated herein by reference. Our audits also included the financial statement schedules of the Company listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 2, 2007