Form 10-Q
period 2007-03-31
UNITRIN INC
filed 2007-04-30
CIK 860748

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2007

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

Yes  ☐    No  ☒

66,325,982 shares of common stock, $0.10 par value, were outstanding as of April 27, 2007.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues:
Earned Premiums	$603.2	$613.8
Consumer Finance Revenues	64.0	58.4
Net Investment Income	84.4	74.9
Other Income	1.0	0.8
Net Realized Investment Gains	22.5	11.6

Total Revenues	775.1	759.5

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss
Adjustment Expenses	408.5	413.4
Insurance Expenses	192.0	199.0
Consumer Finance Expenses	55.7	45.2
Interest and Other Expenses	16.1	15.9

Total Expenses	672.3	673.5

Income before Income Taxes and Equity in Net Income of Investee	102.8	86.0
Income Tax Expense	30.8	25.4

Income before Equity in Net Income of Investee	72.0	60.6
Equity in Net Income of Investee	0.4	5.4

Net Income	$72.4	$66.0

Net Income Per Share	$1.08	$0.96

Net Income Per Share Assuming Dilution	$1.08	$0.96

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2007—$3,711.5; 2006—$3,780.3)	$3,766.8	$3,832.9
Northrop Grumman Corporation Preferred Stock at Fair Value (Cost: 2007—$177.5; 2006—$177.5)	250.2	236.0
Northrop Grumman Corporation Common Stock at Fair Value (Cost: 2007—$291.6; 2006—$318.8)	501.7	500.3
Other Equity Securities at Fair Value (Cost: 2007—$412.1; 2006—$407.8)	567.9	569.3
Investee (Intermec) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2007—$282.8; 2006—$307.2)	89.6	92.7
Short-term Investments at Cost which Approximates Fair Value	682.0	465.2
Other	612.7	594.6

Total Investments	6,470.9	6,291.0

Cash	51.9	157.9
Consumer Finance Receivables at Cost, Net (Fair Value: 2007—$1,248.8; 2006—$1,231.4)	1,252.1	1,227.0
Other Receivables	718.3	730.4
Deferred Policy Acquisition Costs	449.1	444.7
Goodwill	344.7	344.7
Other Assets	123.9	125.7

Total Assets	$9,410.9	$9,321.4

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$2,508.4	$2,486.1
Property and Casualty	1,401.1	1,432.6

Total Insurance Reserves	3,909.5	3,918.7

Certificates of Deposits at Cost (Fair Value: 2007—$1,172.7; 2006—$1,154.6)	1,176.0	1,162.7
Unearned Premiums	777.8	778.9
Liabilities for Income Taxes	327.2	285.1
Notes Payable at Amortized Cost (Fair Value: 2007—$502.9; 2006—$501.3)	504.8	504.5
Accrued Expenses and Other Liabilities	397.4	387.5

Total Liabilities	7,092.7	7,037.4

Shareholders’ Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 66,318,313 Shares Issued and Outstanding at March 31, 2007 and 66,991,352 Shares Issued and Outstanding at December 31, 2006	6.6	6.7
Paid-in Capital	759.1	759.1
Retained Earnings	1,242.3	1,231.2
Accumulated Other Comprehensive Income	310.2	287.0

Total Shareholders’ Equity	2,318.2	2,284.0

Total Liabilities and Shareholders’ Equity	$9,410.9	$9,321.4

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Operating Activities:
Net Income	$72.4	$66.0
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(4.3)	(5.7)
Equity in Net Income of Investee before Taxes	(0.6)	(8.4)
Amortization of Investments	1.8	2.2
Decrease in Other Receivables	12.1	17.9
Increase (Decrease) in Insurance Reserves	(10.3)	6.2
Increase (Decrease) in Unearned Premiums	(1.0)	11.5
Increase in Liabilities for Income Taxes	30.4	22.6
Increase (Decrease) in Accrued Expenses and Other Liabilities	1.3	(28.1)
Net Realized Investment Gains	(22.5)	(11.6)
Provision for Loan Losses	16.5	11.6
Other, Net	9.7	12.8

Net Cash Provided by Operating Activities	105.5	97.0

Investing Activities:
Sales and Maturities of Fixed Maturities	102.7	104.0
Purchases of Fixed Maturities	(35.1)	(78.3)
Sales of Northrop Grumman Corporation Common Stock	46.1	12.7
Sales of Other Equity Securities	12.1	37.2
Purchases of Other Equity Securities	(12.6)	(12.9)
Change in Short-term Investments	(215.4)	(62.8)
Acquisition and Improvements of Investment Real Estate	(1.5)	(1.8)
Change in Other Investments	(19.3)	(19.6)
Change in Consumer Finance Receivables	(41.7)	(53.5)
Other, Net	(3.1)	(3.2)

Net Cash Used by Investing Activities	(167.8)	(78.2)

Financing Activities:
Change in Certificates of Deposits	13.2	10.6
Change in Universal Life and Annuity Contracts	1.0	1.2
Notes Payable Proceeds	—	20.0
Notes Payable Payments	—	(20.0)
Cash Dividends Paid	(30.5)	(30.2)
Common Stock Repurchases	(28.0)	(4.0)
Cash Exercise of Stock Options	0.1	2.0
Excess Tax Benefits from Share-based Awards	0.5	0.5

Net Cash Used by Financing Activities	(43.7)	(19.9)

Decrease in Cash	(106.0)	(1.1)
Cash, Beginning of Year	157.9	44.5

Cash, End of Period	$51.9	$43.4

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

N OTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Unitrin, Inc. (“Unitrin” or the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is not required by the rules and regulations of the SEC and has been condensed or omitted. In the opinion of the Company’s management, the unaudited Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2006 (the “2006 Annual Report”).

Accounting Changes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. On January 1, 2007 the Company adopted FIN 48. The initial application of FIN 48 to the Company’s tax positions had no effect on the Company’s Shareholders’ Equity. The Company accounts for its investment in its investee, Intermec, Inc. (“Intermec”), under the equity method of accounting on a three-month-delay basis. Accordingly, the Company will recognize its pro rata share of the effect of Intermec’s adoption of FIN 48 in the Company’s financial statements for the second quarter of 2007. Based on Intermec’s disclosure in its Annual Report on Form 10-K for the year ended December 31, 2006, the impact of Intermec’s adoption of FIN 48 should result in the Company recognizing a reduction in the Company’s Shareholders’ Equity of no greater than $1.3 million.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R), Employers’ Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 158 requires the recognition of the funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in the statement of financial position and the recognition of changes in the funded status through comprehensive income in the year in which such changes occur. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit postretirement plans and provided the required disclosures as of December 31, 2006. The Company’s investee, Intermec, recognized financial impact of SFAS No. 158 in its financial statements at December 31, 2006. The Company accounts for its investment in Intermec under the equity method of accounting on a three-month-delay basis.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation (continued)

The incremental effect of the Company recognizing its pro rata share of the impact of Intermec’s initial application of SFAS No. 158 on individual lines of the Condensed Consolidated Balance Sheet at March 31, 2007 was:

( Dollars in Millions)	Before Application of SFAS No. 158 by Investee	Incremental Effect of Applying SFAS No. 158 by Investee	After Application of SFAS No. 158 by Investee
Investee (Intermec)	$93.2	$(3.6)	$89.6
Total Assets	9,414.5	(3.6)	9,410.9
Liabilities for Income Taxes	328.5	(1.3)	327.2
Total Liabilities	7,094.0	(1.3)	7,092.7
Accumulated Other Comprehensive Income	312.5	(2.3)	310.2
Total Shareholders’ Equity	2,320.5	(2.3)	2,318.2
Total Liabilities and Shareholders’ Equity	9,414.5	(3.6)	9,410.9

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115. SFAS No. 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the manner or the impact of adoption of SFAS No. 159 on the Company.

Note 2—Catastrophe Reinsurance

The Company maintains three separate catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each reinsurance program is provided in three layers.

The annual program covering the Company’s Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments provides, effective January 1, 2007, reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. In 2006, the annual program covering these segments also provided reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. The aggregate annual premium, excluding reinstatement premium, for the 2007 annual program covering these segments is $2.6 million, compared to an annual cost of $1.9 million, excluding reinstatement premium, for the 2006 annual program.

The annual program covering the property insurance operations of the Company’s Life and Health Insurance segment was changed to provide, effective January 1, 2007, reinsurance coverage of 100% of reinsured catastrophe losses of $120 million above retention of $10 million. In 2006, the annual program covering this segment provided reinsurance coverage of 100% of reinsured catastrophe losses of $90 million above retention of $10 million. The aggregate annual premium, excluding reinstatement premium, for the 2007 annual program covering this segment is $9.3 million, compared to an annual cost of $6.1 million, excluding reinstatement premium, for the 2006 annual program.

The Company has established, effective April 1, 2007, a new annual program covering the Company’s Kemper Auto and Home segment on terms that are different from the prior annual program. Under the new annual program, the first layer provides reinsurance coverage of approximately 62% of reinsured catastrophe losses of $30 million above retention of $40 million. The second layer, under the new annual program, provides reinsurance coverage of approximately 90% of reinsured catastrophe losses of $80 million above retention of $70 million. The third layer under the new annual program provides reinsurance coverage of approximately 90% of reinsured catastrophe losses of $100 million above retention of $150 million. Under the prior annual program, which was effective July, 1, 2006 and was terminated effective with the new annual program, the first layer provided reinsurance coverage of approximately 65%

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Catastrophe Reinsurance (continued)

of reinsured catastrophe losses of $30 million above retention of $40 million. The second layer, under the prior annual program, provided reinsurance coverage of approximately 88% of reinsured catastrophe losses of $80 million above retention of $70 million. The third layer under the prior annual program provided reinsurance coverage of approximately 80% of reinsured catastrophe losses of $100 million above retention of $150 million. The aggregate annual premium, excluding reinstatement premium, for Kemper Auto and Home’s new annual program is $20.1 million, compared to an annual cost of $19.5 million, excluding reinstatement premium, for the prior program.

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

Note 3—Notes Payable

Total Debt Outstanding at March 31, 2007 and December 31, 2006 was:

(Dollars in Millions)	March 31, 2007	Dec. 31, 2006
Senior Notes at Amortized Cost:
5.75% Senior Notes due July 1, 2007	$299.8	$299.6
4.875% Senior Notes due November 1, 2010	198.9	198.8
Mortgage Note Payable at Amortized Cost	6.1	6.1

Total Debt Outstanding	$504.8	$504.5

The Company had no outstanding advances under its $325 million, unsecured, revolving credit agreement at March 31, 2007 or December 31, 2006. Undrawn letters of credit issued pursuant to the unsecured, revolving credit agreement were $13.1 million at both March 31, 2007 and December 31, 2006. Accordingly, the amounts available for future borrowing were $311.9 million at both March 31, 2007 and December 31, 2006.

Interest Paid, including facility fees, for the three months ended March 31, 2007 and 2006 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Notes Payable under Revolving Credit Agreement	$—	$0.2
5.75% Senior Notes due July 1, 2007	8.6	8.6
4.875% Senior Notes due November 1, 2010	—	—
Mortgage Note Payable	0.1	0.1

Total Interest Paid	$8.7	$8.9

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Notes Payable (continued)

Interest Expense, including facility fees and accretion of discount, for the three months ended March 31, 2007 and 2006 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Notes Payable under Revolving Credit Agreement	$0.1	$0.2
5.75% Senior Notes due July 1, 2007	4.5	4.5
4.875% Senior Notes due November 1, 2010	2.5	2.5
Mortgage Note Payable	0.1	0.1

Total Interest Expense	$7.2	$7.3

Note 4—Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
(Dollars and Shares in Millions, Except Per Share Amounts)	March 31, 2007	March 31, 2006
Net Income	$72.4	$66.0
Dilutive Effect on Net Income from Investee’s Equivalent Shares	—	(0.1)

Net Income Assuming Dilution	$72.4	$65.9

Weighted Average Common Shares Outstanding	66.9	68.5
Dilutive Effect of Unitrin Share-based Compensation Plans	0.4	0.4

Weighted Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	67.3	68.9

Net Income Per Share	$1.08	$0.96

Net Income Per Share Assuming Dilution	$1.08	$0.96

Options outstanding at March 31, 2007 and 2006 to purchase 1.8 million shares and 1.7 million shares, respectively, of Unitrin common stock were excluded from the computation of Net Income Per Share Assuming Dilution for the three months ended March 31, 2007 and 2006, respectively, because the exercise prices exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Comprehensive Income (Loss)

Other Comprehensive Income (Loss) for the three months ended March 31, 2007 and 2006 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Other Comprehensive Income, Before Tax:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$62.2	$4.5
Reclassification Adjustment for Amounts Included in Net Income	(22.4)	(11.4)

Unrealized Holding Gains (Losses)	39.8	(6.9)
Equity in Other Comprehensive Income (Loss) of Investee	—	(3.2)
Amortization of Unrecognized Postretirement Benefit Costs	(0.4)	—

Other Comprehensive Income, Before Tax	39.4	(10.1)

Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	(21.8)	(1.5)
Reclassification Adjustment for Amounts Included in Net Income	7.8	4.0

Unrealized Holding Gains and Losses	(14.0)	2.5
Equity in Other Comprehensive Loss of Investee	—	1.1
Amortization of Unrecognized Postretirement Benefit Costs	0.1	—

Income Tax Benefit (Expense)	(13.9)	3.6

Other Comprehensive Income (Loss)	$25.5	$(6.5)

Total Comprehensive Income for the three months ended March 31, 2007 and 2006 was $97.9 million and $59.5 million, respectively.

The components of Accumulated Other Comprehensive Income at March 31, 2007 and December 31, 2006 were:

(Dollars in Millions)	March 31, 2007	Dec. 31, 2006
Net Unrealized Gains on Investments, Net of Income Taxes	$320.6	$294.8
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(7.6)	(7.3)
Equity in Accumulated Other Comprehensive Loss of Investee, Net of Income Taxes	(2.8)	(0.5)

Total Accumulated Other Comprehensive Income	$310.2	$287.0

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Income from Investments

Net Investment Income for the three months ended March 31, 2007 and 2006 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Investment Income:
Interest and Dividends on Fixed Maturities	$52.6	$51.8
Dividends on Northrop Preferred Stock	6.2	3.1
Dividends on Northrop Common Stock	2.5	1.9
Dividends on Other Equity Securities	2.9	2.6
Short-term Investments	7.6	6.2
Loans to Policyholders	3.4	3.3
Real Estate	7.5	6.9
Limited Partnerships and Limited Liability Companies	8.4	4.4

Total Investment Income	91.1	80.2
Real Estate and Other Investment Expenses	6.7	5.3

Net Investment Income	$84.4	$74.9

Dividend income from the Company’s investment in Northrop Grumman Corporation (“Northrop”) preferred stock increased for the three months ended March 31, 2007, compared to the same period in 2006, due to the timing of the ex-dividend date.

The components of Net Realized Investment Gains for the three months ended March 31, 2007 and 2006 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Fixed Maturities:
Gains on Dispositions	$0.5	$0.9
Losses on Dispositions	—	(0.4)
Losses from Write-downs	(0.5)	—
Northrop Common Stock:
Gains on Dispositions	18.9	3.8
Other Equity Securities:
Gains on Dispositions	3.9	8.5
Losses on Dispositions	(0.1)	(0.4)
Losses from Write-downs	(0.3)	(1.0)
Other Investments:
Gains on Dispositions	0.1	0.2

Net Realized Investment Gains	$22.5	$11.6

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the three months ended March 31, 2007 and 2006 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Service Cost Benefits Earned	$3.5	$3.5
Interest Cost on Projected Benefit Obligations	5.0	4.8
Expected Return on Plan Assets	(6.1)	(5.7)
Net Amortization and Deferral	—	—

Total Pension Expense	$2.4	$2.6

The components of Postretirement Benefits Other than Pension Expense for the three months ended March 31, 2007 and 2006 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Service Cost Benefits Earned	$—	$0.1
Interest Cost on Projected Benefit Obligations	0.6	0.7
Net Amortization and Deferral	(0.4)	(0.5)

Total Postretirement Benefits Other than Pension Expense	$0.2	$0.3

Note 8—Long-term Equity Compensation Plans

The Company has four stock option plans, all of which have been approved by the Company’s shareholders. Stock options to purchase the Company’s common stock are granted at prices equal to the fair market value of the Company’s common stock on the date of grant to both employees and directors. Employee options generally vest over a period of three and one-half years and expire ten years from the date of grant. Beginning in 2003, options granted to employees were coupled with tandem stock appreciation rights (“SAR”), settled in Company stock. Options granted to directors are exercisable one year from the date of grant and expire ten years from the date of grant. At March 31, 2007, options to purchase 5,637,332 shares of the Company’s common stock were outstanding and options to purchase 1,760,632 shares of the Company’s common stock were available for future grants under the Company’s four stock option plans.

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

In addition, the Company has a restricted stock plan, which has been approved by the Company’s shareholders. Under this plan, restricted stock and restricted stock units may be granted to all eligible employees. Recipients of restricted stock are entitled to full dividend and voting rights and all awards are subject to forfeiture until certain restrictions have

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8—Long-term Equity Compensation Plans (continued)

lapsed. As of March 31, 2007, 202,000 shares of restricted stock having a weighted-average grant-date fair value of $47.67 per share have been awarded, of which 2,025 shares were forfeited and 6,558 were tendered to satisfy tax withholding obligations. 806,583 common shares remain available for future grants.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The expected terms of options are developed by considering the Company’s historical share option exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Further, the Company aggregates individual awards into relatively homogenous groups that exhibit similar exercise behavior in order to obtain a more refined estimate of the expected term of options. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield is the annualized yield on Unitrin common stock on the date of grant for all original grants made after 2005. For Restorative Options, the annualized yield on Unitrin common stock for the month prior to the grant of the Restorative Option is used for all restorative grants made after 2005. For all grants made prior to 2006, the dividend yield on Unitrin common stock was a 5-year moving average. No assumption for any future dividend rate change is included in the current expected dividend yield assumption. The risk free interest rate is the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option. The assumptions used in the Black-Scholes pricing model for options granted during the three months ended March 31, 2007 and 2006 were as follows:

	Jan. 1 - Mar. 31, 2007	Jan. 1 - Mar. 31, 2006
Range of Valuation Assumptions

Expected Volatility	17.95% - 22.55%	19.35% - 23.60%

Risk Free Interest Rate	4.57% - 4.81%	4.30% - 4.61%

Expected Dividend Yield	3.51% - 3.70%	3.55% - 3.74%

Weighted-Average Expected Life

Employee Grants	2 -7 years	2 -7 years

Director Grants	4 -6 years	4 -6 years

Option and SAR activity for the three months ended March 31, 2007, is presented below:

	Shares subject to options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at Beginning of the Year	5,244,954	$45.50
Granted	530,105	49.67
Exercised	(137,727)	37.67
Cancelled	—	—

Outstanding at March 31, 2007	5,637,332	$46.08	5.64	$12.5

Vested and Expected to Vest	5,435,231	$46.21	5.61	$11.5

Exercisable at March 31, 2007	3,290,263	$44.87	4.48	$10.4

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8—Long-term Equity Compensation Plans (continued)

The weighted-average grant-date fair values of options granted during the three months ended March 31, 2007 and 2006 were $7.91 per option and $7.24 per option, respectively. Total intrinsic value of stock options exercised was $1.6 million and $1.9 million for the three months ended March 31, 2007 and 2006, respectively. Cash received from option exercises was $0.1 million and $2.0 million for the three months ended March 31, 2007 and 2006, respectively. Total tax benefits realized for tax deductions from option exercises were $0.6 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively.

The grant-date fair values of restricted stock awards are determined using the closing price of Unitrin common stock on the date of grant. Activity related to nonvested restricted stock for the three months ended March 31, 2007 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	109,426	$46.29
Granted	69,600	49.79
Vested	—	—
Forfeited	—	—

Nonvested Balance at March 31, 2007	179,026	$47.65

For equity compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Share-based compensation expense for all of the Company’s long-term equity based compensation plans was $4.4 million and $3.2 million for the quarters ended March 31, 2007 and 2006, respectively. Total unamortized compensation expense related to nonvested awards of such plans at March 31, 2007 was $13.2 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Note 9—Income Taxes

The Company and all of its subsidiaries file a consolidated Federal income tax return. In addition, the Company and/or its subsidiaries file various income tax returns in various state jurisdictions. Except for one state tax jurisdiction, the Company or its subsidiaries are no longer subject to Federal or state income examinations by tax authorities for years before 2003 for any major tax jurisdictions. In such state tax jurisdiction, two of the Companies’ subsidiaries are subject to examination for the 2002 tax year. Neither the Company’s consolidated Federal tax return nor any significant state returns are currently under examination.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9—Income Taxes (continued)

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, current income taxes receivable increased by $9.2 million, current income taxes payable decreased $0.1 million, deferred income tax liabilities decreased $23.4 million and the liability for unrecognized tax benefits increased by $32.7 million. There was no effect on the Company’s Shareholders’ Equity upon adoption of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in Millions)	Liability for Unrecognized Tax Benefits
Balance at January 1, 2007	$32.7
Reductions for Tax Positions of Current Period	(1.4)
Additions for Tax Positions of Prior Years	5.0

Balance at March 31, 2007	$36.3

Included in the balance of unrecognized tax benefits at March 31, 2007 and January 1, 2007 are tax positions of $20.7 million and $18.8 million, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Within the twelve month period ending March 31, 2008, it is reasonably possible that $8.3 million of the $36.3 million of unrecognized tax benefits will be recognized due to the expiration of a state’s statute of limitations.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $8.7 million and $7.1 million at March 31, 2007 and January 1, 2007, respectively. Tax expense for the three months ended March 31, 2007 includes interest of $1.7 million.

Income taxes paid were $0.1 million and $5.0 million for the three months ended March 31, 2007 and 2006, respectively.

The components of Liabilities for Income Taxes at March 31, 2007 and December 31, 2006 were:

(Dollars in Millions)	Mar. 31, 2007	Dec. 31, 2006
Current Income Taxes Payable	$26.6	$0.1
Deferred Income Taxes	264.3	285.0
Liability for Unrecognized Tax Benefits	36.3	—

Liabilities for Income Taxes	$327.2	$285.1

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10—Business Segments

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through six operating segments: Kemper Auto and Home, Unitrin Specialty, Unitrin Direct, Unitrin Business Insurance, Life and Health Insurance and Consumer Finance.

The Kemper Auto and Home segment provides preferred and standard risk personal automobile and homeowners insurance through networks of independent agents. The Unitrin Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty markets through networks of independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their driving records. Unitrin Direct markets personal automobile insurance through direct mail, television and the Internet through web insurance portals, click-thrus and its own website. The Unitrin Business Insurance segment provides commercial automobile, general liability, commercial fire, commercial multi-peril and workers’ compensation insurance. Its products are designed and priced for those businesses that have demonstrated favorable risk characteristics and loss histories and are sold by independent agents. The Life and Health Insurance segment provides individual life, accident, health and hospitalization insurance. The Company’s Life and Health Insurance employee-agents also market property insurance products under common management. The Consumer Finance segment makes consumer loans primarily for the purchase of pre-owned automobiles and offers certificates of deposits.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10—Business Segments (continued)

Segment Revenues for the three months ended March 31, 2007 and 2006 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Revenues:
Kemper Auto and Home:
Earned Premiums	$229.5	$232.6
Net Investment Income	12.3	12.4
Other Income	0.1	0.1

Total Kemper Auto and Home	241.9	245.1

Unitrin Specialty:
Earned Premiums	110.4	109.2
Net Investment Income	5.5	5.6

Total Unitrin Specialty	115.9	114.8

Unitrin Direct:
Earned Premiums	56.1	54.6
Net Investment Income	2.2	2.3
Other Income	0.1	0.1

Total Unitrin Direct	58.4	57.0

Unitrin Business Insurance:
Earned Premiums	40.8	46.8
Net Investment Income	6.9	7.2

Total Unitrin Business Insurance	47.7	54.0

Life and Health Insurance:
Earned Premiums	166.4	170.6
Net Investment Income	48.6	42.5
Other Income	0.3	—

Total Life and Health Insurance	215.3	213.1

Consumer Finance	64.0	58.4

Total Segment Revenues	743.2	742.4
Unallocated Dividend Income	8.8	5.1
Net Realized Investment Gains	22.5	11.6
Other	0.6	0.4

Total Revenues	$775.1	$759.5

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10—Business Segments (continued)

Segment Operating Profit for the three months ended March 31, 2007 and 2006 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Segment Operating Profit (Loss):
Kemper Auto and Home	$23.2	$30.3
Unitrin Specialty	9.6	10.6
Unitrin Direct	(9.0)	(2.7)
Unitrin Business Insurance	4.6	(2.4)
Life and Health Insurance	40.8	27.7
Consumer Finance	8.3	13.2

Total Segment Operating Profit	77.5	76.7
Unallocated Dividend Income	8.8	5.1
Net Realized Investment Gains	22.5	11.6
Other Expense, Net	(6.0)	(7.4)

Income Before Income Taxes and Equity in Net Income of Investee	$102.8	$86.0

Segment Net Income for the three months ended March 31, 2007 and 2006 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Segment Net Income (Loss):
Kemper Auto and Home	$17.3	$21.9
Unitrin Specialty	7.2	7.9
Unitrin Direct	(5.5)	(1.3)
Unitrin Business Insurance	4.2	(0.4)
Life and Health Insurance	26.6	18.1
Consumer Finance	4.8	7.7

Total Segment Net Income	54.6	53.9
Net Income (Loss) From:
Unallocated Dividend Income	7.8	4.5
Net Realized Investment Gains	14.6	7.5
Other Expense, Net	(5.0)	(5.3)

Income Before Equity in
Net Income of Investee	72.0	60.6
Equity in Net Income of Investee	0.4	5.4

Net Income	$72.4	$66.0

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10—Business Segments (continued)

Earned Premiums by product line for the three months ended March 31, 2007 and 2006 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Life	$99.0	$101.5
Accident and Health	39.6	40.1
Property and Casualty:
Personal Lines:
Automobile	286.9	285.2
Homeowners	97.8	98.3
Other Personal	11.7	12.2

Total Personal Lines	396.4	395.7

Commercial Lines:
Automobile	41.6	44.6
Property and Liability	21.2	21.0
Workers’ Compensation	5.4	5.2
Commercial Reinsurance Program	—	5.7

Total Commercial Lines	68.2	76.5

Total Earned Premiums	$603.2	$613.8

Note 11—Related Party Transactions

One of Unitrin’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. Unitrin’s subsidiary, Trinity Universal Insurance Company (“Trinity”), and FS&C are parties to an agreement under which FS&C provides investment management services. In addition, FS&C provides investment management services with respect to certain funds of the Company’s pension plans. The agreements governing these arrangements are terminable by either party at any time upon 30 days advance written notice.

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based upon the fair market value of the assets under management. At March 31, 2007, Trinity and the Company’s pension plans had $206.4 million and $91.4 million, respectively, in investments managed by FS&C. During the first three months of 2007, Trinity and the Company’s pension plans paid $0.2 million in the aggregate to FS&C. During the first three months of 2006, Trinity and the Company’s pension plans paid $0.2 million in the aggregate to FS&C.

With respect to the Company’s 401(k) Savings Plan, one of the investment choices afforded to participants is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. As of March 31, 2007, participants in the Company’s 401(k) Savings Plan had allocated $25.7 million for investment in the Dreyfus Appreciation Fund, representing 10% of the total amount invested in the Company’s 401(k) Savings Plan.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11—Related Party Transactions (continued)

The Company believes that the transactions described above have been entered into on terms no less favorable than could have been negotiated with non-affiliated third parties.

As described in Note 13, “Relationships with Mutual Insurance Holding Companies and Mutual Insurance Companies,” to the Condensed Consolidated Financial Statements, the Company also has certain relationships with mutual insurance holding companies and mutual insurance companies. Such companies are owned by the policyholders of such companies or their insurance subsidiaries.

Note 12—Legal Proceedings

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

Note 13—Relationships with Mutual Insurance Holding Companies and Mutual Insurance Companies

Effective January 1, 2007, Trinity and Milwaukee Insurance Company (“MIC”) entered into a new quota share reinsurance agreement whereby Trinity assumes 100% of the business written by MIC that is administered by the Unitrin Business Insurance segment and the Kemper Auto and Home segment. Prior to January 1, 2007, Trinity and MIC were parties to a quota share reinsurance agreement whereby Trinity assumed 95% of the business written by MIC that is administered by the Unitrin Business Insurance segment and the Kemper Auto and Home segment and 95% of the business that MIC assumed from First NonProfit Insurance Company (“FNP”). In connection with the new quota share reinsurance agreement, Trinity retroceded its pro rata share of the unearned premium reserves related to the FNP business, net of a ceding commission, to MIC. Trinity remains liable for its pro rata share of losses and LAE incurred prior to January 1, 2007 related to the FNP business. MIC is owned by Mutual Insurers Holding Company (“MIHC”), which in turn is owned by MIC’s policyholders. Effective July 1, 2001, MIC and FNP (through its predecessor, First NonProfit Mutual Insurance Company) are parties to a quota share reinsurance agreement whereby MIC assumed 80% of certain business written or assumed by FNP. Pursuant to an amendment to the MIC/FNP reinsurance agreement, which became effective January 1, 2003, FNP agrees to arrange for its parent company, First NonProfit Mutual Holding Company (“FNMHC”), to nominate a simple majority to the FNMHC board of directors selected by MIC. On January 15, 2003, FNMHC elected five employees of the Company, as selected by MIC, to the FNMHC board of directors pursuant to the terms of the amendment. All such employees continued to serve as directors of FNMHC until 2006, when they resigned from the FNMHC board of directors. FNP is owned by FNMHC, which in turn is owned by FNP’s policyholders. Five employees of the Company also serve as directors of MIHC’s nine member board of directors. Two employees of the Company also serve as directors of MIC, but together do not constitute a majority of MIC’s board of directors. The quota share agreements can be terminated at anytime by any of the parties to the respective agreements, subject to the notice requirements in such agreements.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Relationships with Mutual Insurance Holding Companies and Mutual Insurance Companies (continued)

Trinity and Capitol County Mutual Fire Insurance Company (“Capitol”) and Capitol’s wholly-owned subsidiary, Old Reliable Casualty Company (“ORCC”), are parties to a quota share reinsurance agreements whereby Trinity assumes 100% of the business written by Capitol and ORCC. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Five employees of the Company serve as directors of Capitol’s five member board of directors. Nine employees of the Company also serve as directors of ORCC’s nine member board of directors.

The Reliable Life Insurance Company (“Reliable”), a wholly-owned subsidiary of Unitrin, provides certain administrative services to Capitol and ORCC. In addition, agents appointed by Reliable and employed by Unitrin’s subsidiary, United Insurance Company of America, are also appointed by Capitol and ORCC to sell property insurance products. Union National Life Insurance Company, a wholly-owned subsidiary of Unitrin, also provides claims administration services to Capitol and ORCC. The Company also provides certain investment services to Capitol and ORCC.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Summary of Results

Net Income was $72.4 million ($1.08 per common share) for the three months ended March 31, 2007, compared to $66.0 million ($0.96 per common share) for the same period in 2006. As discussed throughout this Management’s Discussion and Analysis of Results of Operations and Financial Condition, Net Income increased for the three months ended March 31, 2007 due primarily to higher Net Realized Investment Gains and improved operating results in the aggregate in the Company’s operating segments, partially offset by lower Equity in Net Income of Investee.

Total Revenues were $775.1 million and $759.5 million for the three months ended March 31, 2007 and 2006, respectively, an increase of $15.6 million. Earned Premiums were $603.2 million and $613.8 million for the three months ended March 31, 2007 and 2006, respectively, a decrease of $10.6 million. Earned Premiums decreased due to decreased Earned Premiums in the Unitrin Business Insurance segment, the Life and Health Insurance segment and the Kemper Auto and Home segment, partially offset by increased Earned Premiums in the Unitrin Direct segment and the Unitrin Specialty segment.

Consumer Finance Revenues increased by $5.6 million for the three months ended March 31, 2007, compared to the same period in 2006, due primarily to higher levels of loans outstanding.

Net Investment Income increased by $9.5 million for the three months ended March 31, 2007, compared to the same period in 2006, due primarily to higher investment yields and an increase in dividend income from the Company’s investment in Northrop Grumman Corporation (“Northrop”) preferred stock, due to the timing of the ex-dividend date.

Net Realized Investment Gains were $22.5 million for the three months ended March 31, 2007, compared to $11.6 million for the same period in 2006, due primarily to increased sales of a portion of the Company’s investment in Northrop common stock.

Critical Accounting Estimates

The Company’s subsidiaries conduct their businesses in three industries: property and casualty insurance, life and health insurance and consumer finance. Accordingly, the Company is subject to several industry-specific accounting principles under accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The process of estimation is inherently uncertain. Accordingly, actual results could ultimately differ materially from the estimated amounts reported in a company’s financial statements. Different assumptions are likely to result in different estimates of reported amounts. The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and loss adjustment expenses (“LAE”), the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of postretirement benefit obligations. The Company’s critical accounting policies with respect to the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of postretirement benefit obligations are described in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in its Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2006. There has been no material change, subsequent to December 31, 2006, to information previously disclosed with respect to the Company’s critical accounting policies.

Catastrophe Reinsurance

The Company maintains three separate catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each reinsurance program is provided in three layers.

The annual program covering the Company’s Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments provides, effective January 1, 2007, reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. In 2006, the annual program covering these segments also provided reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. The aggregate annual premium, excluding reinstatement premium, for the 2007 annual program covering these segments is $2.6 million, compared to an annual cost of $1.9 million, excluding reinstatement premium, for the 2006 annual program.

The annual program covering the property insurance operations of the Company’s Life and Health Insurance segment was changed to provide, effective January 1, 2007, reinsurance coverage of 100% of reinsured catastrophe losses of $120 million above retention of $10 million. In 2006, the annual program covering this segment provided reinsurance coverage of 100% of reinsured catastrophe losses of $90 million above retention of $10 million. The aggregate annual premium, excluding reinstatement premium, for the 2007 annual program covering this segment is $9.3 million, compared to an annual cost of $6.1 million, excluding reinstatement premium, for the 2006 annual program.

The Company has established, effective April 1, 2007, a new annual program covering the Company’s Kemper Auto and Home segment on terms that are different from the prior annual program. Under the new annual program, the first layer provides reinsurance coverage of approximately 62% of reinsured catastrophe losses of $30 million above retention of $40 million. The second layer, under the new annual program, provides reinsurance coverage of approximately 90% of reinsured catastrophe losses of $80 million above retention of $70 million. The third layer under the new annual program provides reinsurance coverage of approximately 90% of reinsured catastrophe losses of $100 million above retention of $150 million. Under the prior annual program, which was effective July, 1, 2006 and was terminated effective with the new annual program, the first layer provided reinsurance coverage of approximately 65% of reinsured catastrophe losses of $30 million above retention of $40 million. The second layer, under the prior annual program, provided reinsurance coverage of approximately 88% of reinsured catastrophe losses of $80 million above retention of $70 million. The third layer under the prior annual program provided reinsurance coverage of approximately 80% of reinsured catastrophe losses of $100 million above retention of $150 million. The aggregate annual premium, excluding reinstatement premium, for Kemper Auto and Home’s new annual program is $20.1 million, compared to an annual cost of $19.5 million, excluding reinstatement premium, for the prior program.

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

Kemper Auto and Home

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Earned Premiums:
Automobile	$147.8	$151.1
Homeowners	70.0	69.3
Other Personal	11.7	12.2

Total Earned Premiums	229.5	232.6
Net Investment Income	12.3	12.4
Other Income	0.1	0.1

Total Revenues	241.9	245.1

Incurred Losses and LAE	153.4	147.5
Insurance Expenses	65.3	67.3

Operating Profit	23.2	30.3
Income Tax Expense	5.9	8.4

Net Income	$17.3	$21.9

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	66.7%	60.7%
Incurred Catastrophe Loss and LAE Ratio	0.1%	2.7%

Total Incurred Loss and LAE Ratio	66.8%	63.4%
Incurred Expense Ratio	28.5%	28.9%

Combined Ratio	95.3%	92.3%

(Dollars in Millions)	March 31, 2007	Dec. 31, 2006
Insurance Reserves:
Personal Automobile	$403.3	$399.9
Homeowners	97.7	106.6
Other Personal	30.1	27.6

Insurance Reserves	$531.1	$534.1

(Dollars in Millions)	March 31, 2007	Dec. 31, 2006
Insurance Reserves:
Loss Reserves:
Case	$250.9	$238.6
Incurred but Not Reported	187.3	200.8

Total Loss Reserves	438.2	439.4
LAE Reserves	92.9	94.7

Insurance Reserves	$531.1	$534.1

Kemper Auto and Home (continued)

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$11.2	$17.6
Favorable (Adverse) Catastrophe Loss and LAE Reserve Development, Net	3.4	(0.2)

Total Favorable Loss and LAE Reserve Development, Net	$14.6	$17.4

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	2.7%	3.1%

Earned Premiums in the Kemper Auto and Home segment decreased by $3.1 million for the three months ended March 31, 2007, compared to the same period in 2006, due primarily to lower earned premiums on automobile insurance, partially offset by higher earned premiums on homeowners insurance. Earned premiums on automobile insurance decreased by $3.3 million due primarily to lower volume. Earned premiums on homeowners insurance increased by $0.7 million due to higher average premium rates, partially offset by lower volume. Other personal insurance earned premiums decreased by $0.5 million.

Operating Profit in the Kemper Auto and Home segment decreased by $7.1 million for the three months ended March 31, 2007, compared to the same period in 2006, due primarily to higher incurred losses and LAE, partially offset by lower insurance expenses.

Incurred losses and LAE increased due primarily to higher automobile insurance incurred losses and LAE, partially offset by lower homeowners insurance incurred losses and LAE. Automobile insurance incurred losses and LAE increased due primarily to higher non-catastrophe losses and LAE and the impact of lower favorable loss and LAE reserve development. Homeowners insurance incurred losses and LAE decreased due primarily to the impact of higher favorable loss and LAE reserve development and lower catastrophe losses and LAE, partially offset by higher non-catastrophe losses and LAE. Catastrophe losses and LAE (including development), were $0.3 million for the three months ended March 31, 2007, compared to $6.2 million in 2006. Loss and LAE reserve development had a favorable effect of $14.6 million for the three months ended March 31, 2007, compared to a favorable effect of $17.4 million in 2006. Favorable loss and LAE reserve development on automobile insurance was $5.5 million for the three months ended March 31, 2007, compared to $11.8 million in 2006. Favorable loss and LAE reserve development on homeowners insurance was $9.1 million (including favorable development of $3.4 million for catastrophes) for the first quarter of 2007, compared to $4.5 million in 2006. Favorable development for catastrophes recognized in the first quarter of 2007 included favorable development of $2.4 million for three catastrophes that occurred in the fourth quarter of 2006 and $0.5 million for Hurricane Rita, which occurred in 2005. Favorable loss and LAE reserve development on other insurance was insignificant for the three months ended March 31, 2007, compared to $1.1 million in 2006. The Kemper Auto and Home segment’s actuaries continued to place greater weight on the emerging loss development trends in the current year actuarial indications. In addition, beginning in 2007, the Company’s senior actuary and senior management began placing greater reliance on the actuarial indications in determining the appropriate estimated level of reserves for the current accident year. See the caption entitled “Critical Accounting Estimates” in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in its Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Insurance Expenses decreased by $2.0 million for the three months ended March 31, 2007, compared to the same period in 2006, due primarily to changes in the Kemper Auto and Home segment’s estimate of premium taxes and other licensing and regulatory fees, lower involuntary assessments, and lower other underwriting expenses.

Kemper Auto and Home (continued)

Net Income in the Kemper Auto and Home segment decreased by $4.6 million for the three months ended March 31, 2007, compared to the same period in 2006, due primarily to the changes in Operating Profit. The Kemper Auto and Home segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $6.3 million in both the first quarter of 2007 and the first quarter of 2006.

Unitrin Specialty

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Earned Premiums:
Personal Automobile	$83.0	$79.5
Commercial Automobile	27.4	29.7

Total Earned Premiums	110.4	109.2
Net Investment Income	5.5	5.6

Total Revenues	115.9	114.8

Incurred Losses and LAE	84.0	81.6
Insurance Expenses	22.3	22.6

Operating Profit	9.6	10.6
Income Tax Expense	2.4	2.7

Net Income	$7.2	$7.9

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	76.0%	74.9%
Incurred Catastrophe Loss and LAE Ratio	0.1%	-0.2%

Total Incurred Loss and LAE Ratio	76.1%	74.7%
Incurred Expense Ratio	20.2%	20.7%

Combined Ratio	96.3%	95.4%

(Dollars in Millions)	March 31, 2007	Dec. 31, 2006
Insurance Reserves:
Personal Automobile	$149.4	$151.9
Commercial Automobile	120.9	124.5
Other	16.9	17.0

Insurance Reserves	$287.2	$293.4

Unitrin Specialty (continued)

(Dollars in Millions)	March 31, 2007	Dec. 31, 2006
Insurance Reserves:
Loss Reserves:
Case	$157.1	$162.4
Incurred but Not Reported	78.1	77.9

Total Loss Reserves	235.2	240.3
LAE Reserves	52.0	53.1

Insurance Reserves	$287.2	$293.4

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$3.0	$3.7
Favorable Catastrophe Loss and LAE Reserve Development, Net	—	0.5

Total Favorable Loss and LAE Reserve Development, Net	$3.0	$4.2

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	1.0%	1.4%

Earned Premiums in the Unitrin Specialty segment increased by $1.2 million for the three months ended March 31, 2007, compared to the same period in 2006, due primarily to higher earned premiums on personal automobile insurance, partially offset by lower earned premiums on commercial automobile insurance. Personal automobile insurance earned premiums increased by $3.5 million due primarily to higher volume, partially offset by lower average premium rates. Commercial automobile insurance earned premiums decreased by $2.3 million due to lower volume and lower average premium rates. Average premium rates decreased for both personal and commercial automobile insurance due in part to increased competition. The Unitrin Specialty segment continues to experience increased competition from traditional non-standard risk automobile insurance companies as well as standard risk automobile insurance companies. Average premium rates for commercial automobile insurance also decreased due to a change in the mix of lighter weight and heavier weight commercial vehicles insured by the Unitrin Specialty segment.

Operating Profit in the Unitrin Specialty segment decreased by $1.0 million for the three months ended March 31, 2007, compared to the same period in 2006, due primarily to higher personal automobile insurance incurred losses and LAE as a percentage of earned premiums, partially offset by lower commercial automobile insurance incurred loss and LAE and, to a much lesser extent, lower insurance expenses as a percentage of earned premiums. Insurance expenses as a percentage of earned premiums decreased due primarily to the increased volume of personal automobile insurance.

Personal automobile insurance incurred losses and LAE as a percentage of earned premiums increased due primarily to lower favorable loss and LAE reserve development for the first quarter of 2007, compared to the same period in 2006, and, to a lesser extent, the impact of the lower average premium rates. Personal automobile insurance loss and LAE reserve development (which recognizes changes in estimates of prior year loss and LAE reserves in the current period) had a favorable effect of $0.2 million for the three months ended March 31, 2007, compared to a favorable effect of $3.7 million for the same period in 2006. Commercial automobile insurance incurred losses and LAE as a percentage of earned premiums decreased due primarily to higher favorable loss and LAE reserve development and, to a lesser extent, the change in the mix of lighter and heavier weight commercial vehicles insured by the Unitrin Specialty segment. Commercial automobile insurance loss and LAE reserve development had a favorable effect of $2.8 million for the three months ended March 31, 2007, compared to a favorable effect of $0.5 million for the same period in 2006.

Unitrin Specialty (continued)

Overall, loss and LAE reserve development in the Unitrin Specialty segment had a favorable effect of $3.0 million for the three months ended March 31, 2007, compared to a favorable effect of $4.2 million for the same period in 2006. Beginning in 2007, the Company’s senior actuary and senior management began placing greater reliance on the actuarial indications in determining the appropriate estimated level of reserves for the current accident year. See the caption entitled “Critical Accounting Estimates” in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in its Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Net Income in the Unitrin Specialty segment decreased by $0.7 million for the three months ended March 31, 2007, compared to the same period in 2006. The Unitrin Specialty segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $2.8 million for both the first quarter of 2007 and the first quarter of 2006.

Unitrin Direct

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Earned Premiums	$56.1	$54.6
Net Investment Income	2.2	2.3
Other Income	0.1	0.1

Total Revenues	58.4	57.0

Incurred Losses and LAE	45.4	44.3
Insurance Expenses	22.0	15.4

Operating Loss	(9.0)	(2.7)
Income Tax Benefit	3.5	1.4

Net Loss	$(5.5)	$(1.3)

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	80.7%	80.7%
Incurred Catastrophe Loss and LAE Ratio	0.2%	0.4%

Total Incurred Loss and LAE Ratio	80.9%	81.1%
Incurred Expense Ratio	39.2%	28.2%

Combined Ratio	120.1%	109.3%

(Dollars in Millions)	March 31, 2007	Dec. 31, 2006
Insurance Reserves:
Loss Reserves:
Case	$72.0	$71.4
Incurred but Not Reported	15.5	16.8

Total Loss Reserves	87.5	88.2
LAE Reserves	18.8	18.6

Insurance Reserves	$106.3	$106.8

Unitrin Direct (continued)

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Favorable (Adverse) Loss and LAE Reserve Development, Net (excluding Catastrophes)	$(0.8)	$0.4
Adverse Catastrophe Loss and LAE Reserve Development, Net	—	(0.2)

Total Favorable (Adverse) Loss and LAE Reserve Development, Net	$(0.8)	$0.2

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	-0.7%	0.2%

During the first quarter of 2007, the Unitrin Direct segment began implementing direct marketing initiatives intended to accelerate its growth, which resulted in higher written premiums and a higher number of policies in force. Written premiums are recognized as earned premiums over the terms of the respective policies. Unitrin Direct expects the increased premium writings and the higher number of policies in force to result in higher earned premiums in future periods. The number of policies in force at the end of the first quarter of 2007 was 4% higher than the number of policies in force at the end of 2006 and 3% higher than the number of policies in force at the end of the first quarter of 2006. Direct marketing initially results in higher expenses as a percentage of earned premiums because up-front marketing costs, to the extent they are not deferrable, are expensed as incurred, generally prior to when premiums are written and subsequently earned. It takes several months for all policies that ultimately result from responses to a marketing campaign to be issued. Accordingly, these direct marketing initiatives are expected to result in operating losses in the Unitrin Direct segment for the next several years.

On March 23, 2007, the Company’s subsidiary, Trinity Universal Insurance Company (“Trinity”), entered into a definitive agreement to acquire Merastar Insurance Company (“Merastar”) and certain of its affiliates in a cash transaction valued at approximately $45 million, subject to certain purchase price adjustments. The transaction is subject to approvals by certain insurance regulators and other third parties and is subject to other customary closing conditions, and is expected to close in the second quarter of 2007. Merastar specializes in the sale of personal automobile and homeowners insurance through employer-sponsored voluntary benefit programs. The results for Merastar will be included in the Unitrin Direct business segment from the date of acquisition. For the year ended December 31, 2006, Merastar reported direct written premiums of approximately $54 million.

Earned Premiums in the Unitrin Direct segment increased by $1.5 million for the three months ended March 31, 2007, compared to the same period in 2006, due primarily to higher average premium rates. The vast majority of the earned premiums resulting from the direct marketing initiatives will be recognized in subsequent quarters.

The Unitrin Direct segment reported an Operating Loss of $9.0 million for the three months ended March 31, 2007, compared to an Operating Loss of $2.7 million for the same period in 2006. Operating results decreased due primarily to higher marketing and other policy acquisition expenses and, to a lesser extent, the unfavorable effects of loss and LAE reserve development. Marketing and other policy acquisition expenses as a percentage of earned premiums increased from 9.6% for the first quarter of 2006 to 18.8% for the first quarter of 2007, due primarily to increased spending on web, television and direct mail advertising. Unitrin Direct recognized adverse loss and LAE reserve development of $0.8 million for the three months ended March 31, 2007, compared to favorable loss and LAE reserve development of $0.2 million for the same period in 2006. See the caption entitled “Critical Accounting Estimates” in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in its Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Unitrin Direct reported a Net Loss of $5.5 million for the three months ended March 31, 2007, compared to a Net Loss of $1.3 million for the same period in 2006. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $1.1 million for the three months ended March 31, 2007, compared to $1.2 million for the same period in 2006.

Unitrin Business Insurance

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Earned Premiums:
Commercial Automobile	$14.2	$14.9
Commercial Property and Liability	21.2	21.0
Workers’ Compensation	5.4	5.2
Commercial Reinsurance Program	—	5.7

Total Earned Premiums	40.8	46.8
Net Investment Income	6.9	7.2

Total Revenues	47.7	54.0

Incurred Losses and LAE	21.3	31.7
Insurance Expenses	21.8	24.7

Operating Profit (Loss)	4.6	(2.4)
Income Tax Benefit (Expense)	(0.4)	2.0

Net Income (Loss)	$4.2	$(0.4)

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	50.2%	66.4%
Incurred Catastrophe Loss and LAE Ratio	2.0%	1.3%

Total Incurred Loss and LAE Ratio	52.2%	67.7%
Incurred Expense Ratio	53.4%	52.8%

Combined Ratio	105.6%	120.5%

(Dollars in Millions)	March 31, 2007	Dec. 31, 2006
Insurance Reserves:
Commercial Automobile	$67.0	$69.9
Commercial Property and Liability	205.2	207.7
Workers’ Compensation	81.7	84.2
Commercial Reinsurance Program	33.5	36.1

Insurance Reserves	$387.4	$397.9

(Dollars in Millions)	March 31, 2007	Dec. 31, 2006
Insurance Reserves:
Loss Reserves:
Case	$129.1	$138.0
Incurred but Not Reported	166.5	168.7

Total Loss Reserves	295.6	306.7
LAE Reserves	91.8	91.2

Insurance Reserves	$387.4	$397.9

Unitrin Business Insurance (continued)

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$6.9	$4.0
Favorable (Adverse) Catastrophe Loss and LAE Reserve Development, Net	(0.1)	0.4

Total Favorable Loss and LAE Reserve Development, Net	$6.8	$4.4

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	1.7%	1.0%

During 2005, Unitrin Business Insurance re-engineered certain business processes as it began transforming the structure that remained from the former Multi Lines Insurance segment into a structure more suitable and scalable to its future commercial lines insurance strategy. During the first quarter of 2006, the Unitrin Business Insurance segment incurred substantial costs related to certain redundant systems and personnel, as the migration of its policies to its new policy administration system was substantially completed and one of its full service regional offices was closed. During the remaining nine months of 2006, Unitrin Business Insurance completed the migration and all planned office closures. Although the new, scalable structure better matches the current size of the Unitrin Business Insurance segment, the segment will likely not reach adequate economies of scale for several years. The Unitrin Business Insurance management team faces significant challenges to grow its business to adequate scale in the face of a highly competitive premium rate environment. As a result of these challenges, the Company has begun to explore strategic alternatives for this segment. There can be no assurances as to whether or when this process will lead to the implementation of any such alternatives.

The Unitrin Business Insurance segment’s commercial reinsurance program consists of certain business written and administered by First NonProfit Insurance Company (“FNP”). FNP specializes in providing various forms of commercial insurance to charitable and other nonprofit organizations. The Unitrin Business Insurance segment exited this commercial reinsurance business effective January 1, 2007. See Note 13, “Relationships with Mutual Insurance Holding Companies and Mutual Insurance Companies,” to the Condensed Consolidated Financial Statements for additional information about this reinsurance arrangement.

Earned Premiums in the Unitrin Business Insurance segment decreased by $6.0 million due primarily to the exit from the commercial reinsurance business. Excluding the impact of its exit from the commercial reinsurance business, Earned Premiums in the Unitrin Business Insurance segment decreased by $0.3 million for the three months ended March 31, 2007, compared to the same period in 2006, due to lower average premium rates, partially offset by higher volume of insurance. The Unitrin Business Insurance segment continued to reduce insurance rates across most product lines due to increased competition in its markets, while at the same time increasing the volume of insurance by focusing on larger accounts written through its account executive distribution network. Business written by the Unitrin Business Insurance segment increased modestly for the three months ended March 31, 2007, compared to the same period in 2006. The increase in business written is due primarily to a more fully staffed and trained account executive distribution network. The Unitrin Business Insurance segment expects earned premiums to increase slightly in 2007, due primarily to the impact of having a more fully staffed and trained account executive distribution network, partially offset by increased competition, lower insurance premium rates and the impact of efforts to reduce exposure to natural disasters.

Unitrin Business Insurance (continued)

Operating results in the Unitrin Business Insurance segment improved by $7.0 million for the three months ended March 31, 2007, compared to the same period in 2006, due primarily to lower incurred losses and LAE and, to a lesser extent, lower insurance expenses in 2007, partially the result of the system migration initiatives in 2006. Incurred losses and LAE decreased in 2007, compared to the same period in 2006, due primarily to the abnormally high number of large fire losses that occurred in the first quarter of 2006 and higher favorable loss and LAE reserve development (which recognizes changes in estimates of prior year reserves in the current period) recorded in 2007. Loss and LAE reserve development, including development of catastrophe losses and LAE, was $6.8 million favorable in 2007, compared to $4.4 million favorable in 2006. Catastrophe losses and LAE (including development) were $0.8 million in 2007, compared to $0.6 million in 2006. Beginning in 2007, the Company’s senior actuary and senior management began placing greater reliance on the actuarial indications in determining the appropriate estimated level of reserves for the current accident year. See the caption entitled “Critical Accounting Estimates” in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in its Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006 for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

The Unitrin Business Insurance segment reported Net Income of $4.2 million for the three months ended March 31, 2007, compared to Net Loss of $0.4 million for the same period in 2006. The Unitrin Business Insurance segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income. Tax-exempt investment income in the Unitrin Business Insurance segment was $3.5 million and $3.3 million for the three months ended March 31, 2007 and 2006, respectively.

Life and Health Insurance

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Earned Premiums:
Life	$99.0	$101.5
Accident and Health	39.6	40.1
Property	27.8	29.0

Total Earned Premiums	166.4	170.6
Net Investment Income	48.6	42.5
Other Income	0.3	—

Total Revenues	215.3	213.1
Policyholders’ Benefits and Incurred Losses and LAE	104.4	108.3
Insurance Expenses	70.1	77.1

Operating Profit	40.8	27.7
Income Tax Expense	14.2	9.6

Net Income	$26.6	$18.1

(Dollars in Millions)	March 31, 2007	Dec. 31, 2006
Insurance Reserves:
Life	$2,405.2	$2,386.6
Accident and Health	102.7	99.5
Property	8.0	6.9

Insurance Reserves	$2,515.9	$2,493.0

Life and Health Insurance (continued)

Earned Premiums in the Life and Health Insurance segment decreased by $4.2 million for the three months ended March 31, 2007, compared to the same period in 2006. Earned premiums on life insurance decreased by $2.5 million due primarily to lower volume. Earned premiums on property insurance sold by the Life and Health Insurance segment’s career agents decreased by $0.5 million due primarily to lower volume related to the decision to reduce coastal exposures and an increase in the cost of catastrophe reinsurance. The Life and Health Insurance segment is reducing its exposures to natural disasters by ceasing to write property insurance business in most coastal areas of the Gulf and southeastern United States. The affected areas comprise approximately 20% of the Life and Health Insurance segment’s property insurance business. The Life and Health Insurance segment estimates that earned premiums on property insurance decreased by approximately $0.5 million in the first quarter of 2007, compared to the same period in 2006, as a result of reducing its coastal exposures. The Life and Health Insurance segment estimates that earned premiums on property insurance will decrease by approximately $5 million for the full year in 2007 if its current plan to reduce coastal exposures is fully implemented in its anticipated timeframe. The cost of catastrophe reinsurance coverage was $2.3 million for the three months ended March 31, 2007, compared to $1.7 million in 2006. The cost of catastrophe reinsurance increased in 2007 due primarily to the higher cost of the Life and Health Insurance segment’s catastrophe reinsurance program which became effective on January 1, 2007.

In the fourth quarter of 2006, the Company’s subsidiary, Reserve National Insurance Company (“Reserve National”), entered into a reinsurance agreement whereby, effective January 1, 2007, Reserve National assumes 100% of certain accident and health insurance business. Earned premiums on accident and health insurance increased $1.3 million for the three months ended March 31, 2007, compared to 2006, due to this reinsurance agreement. Excluding the impact of the reinsurance agreement, earned premiums on accident and health insurance decreased by $1.8 million in 2007, as lower volume of accident and health insurance, primarily on limited benefit medical and Medicare supplement products, contributed $3.5 million to the decrease in accident and health insurance earned premiums, while higher average premium rates on those same products accounted for an increase of $1.7 million.

Net Investment Income increased by $6.1 million for the three months ended March 31, 2007, compared to the same period in 2006, due primarily to higher yields on investments.

Other Income for the three months ended March 31, 2007 includes $0.3 million of amortization of a deferred gain related to the August 2006 sale and leaseback of Reserve National’s home office building. The remaining deferred gain of $1.9 million will be amortized over the remaining 30-month term of the leaseback.

Operating Profit in the Life and Health Insurance segment increased by $13.1 million for the three months ended March 31, 2007, compared to the same period in 2006, due primarily to the higher Net Investment Income, lower insurance expenses and lower life and accident and health insurance benefits, partially offset by higher losses and LAE on property insurance.

Insurance expenses decreased due primarily to lower amortization of deferred policy acquisition costs. Life insurance benefits decreased due primarily to improved mortality. Accident and health insurance benefits on Reserve National’s accident and health insurance products decreased due primarily to lower frequency of claims incurred, partially offset by higher average claims incurred. Accident and health insurance benefits on the Career Agency Companies’ accident and health insurance products decreased due primarily to lower average claims incurred.

Higher losses and LAE on property insurance is due primarily to higher non-catastrophe losses and LAE as a percentage of earned premiums and, to a lesser extent, higher catastrophe losses. The Life and Health Insurance segment experienced significant weather related losses in the first quarter of 2007, compared to the same period in 2006, from events that were not severe enough to be classified as catastrophes by the Insurance Services Office. Catastrophe losses and LAE (including development) on property insurance sold by the Life and Health Insurance segment’s career agents were $1.6 million and $1.1 million in 2007 and 2006, respectively.

Net Income in the Life and Health Insurance segment increased by $8.5 million due primarily to the higher Operating Profit.

Consumer Finance

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Interest, Loan Fees and Earned Discount	$60.8	$55.7
Net Investment Income	1.0	0.9
Other	2.2	1.8

Total Revenues	64.0	58.4

Provision for Loan Losses	16.5	11.6
Interest Expense on Certificates of Deposits	13.6	10.9
General and Administrative Expenses	25.6	22.7

Operating Profit	8.3	13.2
Income Tax Expense	3.5	5.5

Net Income	$4.8	$7.7

Consumer Finance Loan Originations	$209.9	$217.6

	March 31, 2007	Dec. 31, 2006
Percentage of Consumer Finance Receivables Past Due:
Less than 30 Days	21.3%	26.7%
30 Days to 59 Days	7.0%	8.6%
60 Days to 89 Days	2.3%	3.0%
90 Days and Greater	0.9%	1.3%

Total Past Due	31.5%	39.6%

Ratio of Reserve for Loan Losses to Gross Consumer Finance Receivables	5.2%	5.3%
Weighted-Average Interest Yield on Certificates of Deposits	4.8%	4.7%

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Reserve for Loan Losses—Beginning of Period	$68.8	$62.6
Provision for Loan Losses	16.5	11.6
Net Charge-off:
Consumer Finance Receivables Charged-off	(29.4)	(22.2)
Consumer Finance Receivables Recovered	13.3	14.1

Net Charge-off	(16.1)	(8.1)

Reserve for Loan Losses—End of Period	$69.2	$66.1

Interest, Loan Fees and Earned Discounts in the Consumer Finance segment increased by $5.1 million for the three months ended March 31, 2007, compared to the same period in 2006, due primarily to higher levels of loans outstanding, partially offset by lower interest rates. The Consumer Finance segment only makes loans that are secured by automobiles. The Consumer Finance segment has no loans outstanding that are secured by real estate.

Consumer Finance (continued)

Operating Profit decreased by $4.9 million before tax for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to a higher Provision for Loan Losses, higher Interest Expense on Certificates of Deposits and General and Administrative Expenses, partially offset by a higher level of loans outstanding. Provision for Loan Losses increased by $4.9 million for the three months ended March 31, 2007, compared to the same period in 2006, as a result of a higher level of loans outstanding and higher net charge off. Interest Expense on Certificates of Deposits increased by $2.7 million for the three months ended March 31, 2007, compared to the same period in 2006, due primarily to higher levels of deposits and higher interest rates on Certificates of Deposits. General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discounts, increased from 40.8% for the three months ended March 31, 2006 to 42.1% for the three months ended March 31, 2007, due primarily to an increase in the number of loan collectors and higher collection costs. The improvement in the percentage of consumer finance receivables past due from December 31, 2006 to March 31, 2007 is due in part to the higher collection costs.

Equity in Net Income of Investee

Unitrin accounts for its investment in its investee, Intermec, Inc. (“Intermec”), under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information, which generally results in a three month delay in the inclusion of Intermec’s results in Unitrin’s consolidated financial statements. Equity in Net Income of Investee was $0.4 million and $5.4 million for the three months ended March 31, 2007 and 2006, respectively.

The fair value of Unitrin’s investment in Intermec exceeded the carrying value of Unitrin’s investment in Intermec by $193.2 million and $214.5 million at March 31, 2007 and December 31, 2006, respectively. In accordance with applicable accounting standards, such excess is not included in the unaudited Condensed Consolidated Financial Statements.

Corporate Investments

The Company considers the management of certain investments, Northrop common and preferred stock, Baker Hughes, Inc. common stock, and its investee, Intermec, to be a corporate responsibility and excludes income from these investments from its operating segments. Dividend income from these investments for the three months ended March 31, 2007 and 2006 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Northrop Preferred Stock	$6.2	$3.1
Northrop Common Stock	2.5	1.9
Baker Hughes Common Stock	0.1	0.1

Total Unallocated Dividend Income	$8.8	$5.1

Dividend income from the Company’s investment in Northrop preferred stock increased for the three months ended March 31, 2007, compared to the same period in 2006, due to the timing of the ex-dividend date.

Corporate Investments (continued)

The changes in the fair value of Corporate Investments for the three months ended March 31, 2007 are summarized below:

	Fair Value Dec. 31, 2006	Three Months Ended March 31, 2007		Fair Value March 31, 2007
(Dollars in Millions)		Holding Gain (Loss)	Dispositions
Equity Securities:
Northrop Preferred Stock	$236.0	$14.2	$—	$250.2
Northrop Common Stock	500.3	47.5	(46.1)	501.7
Baker Hughes Common Stock	41.1	(4.7)	—	36.4
Investee:
Intermec Common Stock	307.2	(24.4)	—	282.8

Total Corporate Investments	$1,084.6	$32.6	$(46.1)	$1,071.1

Net Realized Investment Gains

The components of Net Realized Investment Gains for the three months ended March 31, 2007 and 2006 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2007	March 31, 2006
Fixed Maturities:
Gains on Dispositions	$0.5	$0.9
Losses on Dispositions	—	(0.4)
Losses from Write-downs	(0.5)	—
Northrop Common Stock:
Gains on Dispositions	18.9	3.8
Other Equity Securities:
Gains on Dispositions	3.9	8.5
Losses on Dispositions	(0.1)	(0.4)
Losses from Write-downs	(0.3)	(1.0)
Other Investments:
Gains on Dispositions	0.1	0.2

Net Realized Investment Gains	$22.5	$11.6

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other than temporary declines in fair value are reported in the Condensed Consolidated Statements of Income in the period that the decline was determined to be other than temporary. Net Realized Investment Gains for the three months ended March 31, 2007 and 2006 includes pretax losses of $0.8 million and $1.0 million, respectively, resulting from other than temporary declines in the fair values of investments.

Liquidity and Capital Resources

At March 31, 2007, there were approximately 5.7 million shares of the Company’s outstanding common stock that could be repurchased under the Company’s outstanding repurchase authorization. Common stock may be repurchased in the open market or in privately negotiated transactions from time to time subject to market conditions and other factors. During the first three months of 2007, the Company repurchased 766,800 shares of its common stock at an aggregate cost of $35.3 million in open market transactions.

Liquidity and Capital Resources (continued)

The Company had no outstanding advances under its $325 million, unsecured, revolving credit agreement at March 31, 2007 or December 31, 2006. Undrawn letters of credit issued pursuant to the unsecured, revolving credit agreement were $13.1 million at both March 31, 2007 and December 31, 2006. Accordingly, the amounts available for future borrowing were $311.9 million at both March 31, 2007 and December 31, 2006.

At March 31, 2007, the Company had $300 million of its 5.75% senior notes due July 1, 2007 outstanding and $200 million of its 4.875% senior notes due November 1, 2010 outstanding. Interest expense on such senior notes was $7.0 million and $7.0 million for the three months ended March 31, 2007, and 2006, respectively.

In August 2005, the Company filed a universal shelf registration statement with the SEC for the future sale of up to an aggregate of $300 million of debt securities, common stock, preferred stock and other securities. The Company’s present intention is to utilize the shelf registration to refinance its $300 million 5.75% senior notes in the second quarter of 2007.

The Company’s management believes that it has sufficient resources to maintain the payment of dividends to its shareholders at its present level. Sources available for future shareholder dividend payments, the payment of interest on Unitrin’s senior notes and the repurchases of the Company’s common stock include the receipt of dividends from Unitrin’s operating subsidiaries, the receipt of dividends from its investments in Northrop, borrowings under the Company’s revolving credit agreement, and monetization of a portion of the Unitrin parent company’s Northrop holdings. Various state insurance laws restrict the ability of the Company’s insurance subsidiaries to pay dividends without regulatory approval. Such laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Certain risk-based capital regulations also have the effect of limiting the amount of dividends that may be paid by the Company’s consumer finance subsidiary, Fireside Bank. In 2007, the Company estimates that its subsidiaries would be able to pay $325 million in dividends to the Company without prior regulatory approval. During the first three months of 2007, two of Unitrin’s subsidiaries (Trinity and Fireside Securities Corporation) paid cash dividends totaling $46.0 million and $4.8 million, respectively to Unitrin. The Company currently estimates that the Unitrin parent company will receive approximately $191 million in dividends from its subsidiaries during the remainder of 2007. The Unitrin parent company directly held investments in Northrop preferred and common stock with a market value totaling $306.5 million and $330.0 million at March 31, 2007 and December 31, 2006, respectively. In addition to the Unitrin parent company’s holdings of Northrop preferred and common stock, Trinity held investments in Northrop common stock with a market value of $445.4 million and $406.3 million at March 31, 2007 and December 31, 2006, respectively. During the first three months of 2007, the Unitrin parent company sold a portion of its Northrop common stock, generating gross proceeds of $46.1 million.

The primary sources of funds for the Company’s insurance subsidiaries are premiums, investment proceeds and investment income. The primary uses of funds are the payment of policyholder benefits under life insurance contracts and claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Accordingly, during periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flow from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could either result in investment gains or losses. Management believes that its insurance subsidiaries maintain adequate levels of liquidity and surplus capacity to manage the risks inherent with any differences between the duration of their liabilities and invested assets and to provide adequate liquidity in the event that its property and casualty insurance subsidiaries experience several catastrophic events over a relatively short period of time.

Liquidity and Capital Resources (continued)

The primary sources of funds for Fireside Bank are customer deposits, repayments of consumer loans, interest on consumer loans and investment income. The primary uses of funds for Fireside Bank are loans made to consumers, repayment of customer deposits, interest paid to depositors and general expenses.

Net Cash Provided by Operating Activities increased by $8.5 million for the three months ended March 31, 2007, compared to the same period in 2006, due primarily to normal timing differences between collection of receivables and payment of accrued expenses and other liabilities.

Net Cash Used by Investing Activities is largely dependent on Net Cash Provided by Operating Activities and cash flow from Financing Activities. Cash Flow Used by Investing Activities increased by $89.6 million for the three months ended March 31, 2007, compared to the same period in 2006, due primarily to the Company reducing its excess cash on hand in 2007 and investing such excess. The Company temporarily increased its cash on hand significantly at the end of 2006 as a result of certain premium tax planning strategies.

Net Cash Used by Financing Activities increased by $23.8 million for the three months ended March 31, 2007, compared to the same period in 2006, due primarily to $28.0 million of cash used in the first three months of 2007 to repurchase shares of its common stock. The Company used $4.0 million of cash to repurchase shares of its common stock in the corresponding three month period in 2006.

Income Taxes

The Company’s effective income tax rate differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions, partially offset by the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $19.8 million and $17.7 million for the three months ended March 31, 2007 and 2006, respectively. Tax-exempt investment income and dividends received deductions increased in 2007 due primarily to the timing of the ex-dividend date for the Company’s investment in Northrop preferred stock.

Accounting Changes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. On January 1, 2007 the Company adopted FIN 48. The initial application of FIN 48 to the Company’s tax positions had no effect on the Company’s Shareholders’ Equity. The Company accounts for its investment in its investee, Intermec, Inc. (“Intermec”), under the equity method of accounting on a three-month-delay basis. Accordingly, the Company will recognize its pro rata share of the effect of Intermec’s adoption of FIN 48 in the Company’s financial statements for the second quarter of 2007. Based on Intermec’s disclosure in its Annual Report on Form 10-K for the year ended December 31, 2006, the impact of Intermec’s adoption of FIN 48 should result in the Company recognizing a reduction in the Company’s Shareholders’ Equity of no greater than $1.3 million.

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

Accounting Changes (continued)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R), Employers’ Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 158 requires the recognition of the funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in the statement of financial position and the recognition of changes in the funded status through comprehensive income in the year in which such changes occur. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit postretirement plans and provided the required disclosures as of December 31, 2006. The Company’s investee, Intermec, recognized financial impact of SFAS No. 158 in its financial statements at December 31, 2006. The Company accounts for its investment in Intermec under the equity method of accounting on a three-month-delay basis. Accordingly, the Company recognized a decrease of $2.3 million, which was net of a tax benefit of $1.3 million, to its Shareholders’ Equity in the first quarter of 2007 for its pro rata share of the impact of Intermec’s adoption of SFAS No. 158.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115. SFAS No. 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the manner or the impact of adoption of SFAS No. 159 on the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 305 of Regulation S-K has been omitted because the sources and estimated effects of changes in the information provided under Item 305 of Regulation S-K from the end of the preceding year to the date of this Quarterly Report on Form 10-Q are not material.

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

Caution Regarding Forward-Looking Statements (continued)

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

•	Governmental actions, including new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions;

•	Adverse outcomes in litigation or other legal and regulatory proceedings involving the Company or its subsidiaries;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services;

•	The impact of residual market assessments and assessments for insurance industry insolvencies;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces;

•	Changes in ratings by credit rating agencies including A.M. Best Co., Inc.;

•	The level of success and costs expended in realizing economies of scale and implementing significant business consolidations and technology initiatives;

•	Increased costs and risks related to data security;

•	Absolute and relative performance of the Company’s products or services; and

•	Other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART II—OTHER INFORMATION

Items not listed here have been omitted because they are inapplicable or the answer is negative.

Item 1.	Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 12 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 2.	Changes in Securities and Use of Proceeds

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1,—January 31, 2007	—	N/A	—	6,465,654
February 1,—February 28, 2007	—	N/A	—	6,465,654
March 1—March 31, 2007	766,800	$46.01	766,800	5,698,854

(1)	This number represents purchases made by the Company under its stock repurchase program, which was first announced on August 8, 1990. The repurchase program was subsequently expanded several times, most recently in November 2006, when the Board of Directors expanded the Company’s authority to repurchase the Company’s common stock by an aggregate number of 6,000,000 shares (in addition to approximately 750,000 shares remaining under its prior authorization). The repurchase program does not have an expiration date.
(2)	This table does not include shares withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under the Company’s four stock option plans or shares withheld to satisfy tax withholding obligations on the vesting of awards under the Company’s restricted stock plan.

Item 6.	Exhibits

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

3.2	Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

4.1	Rights Agreement between Unitrin, Inc. and Computershare Trust Company, N.A. as successor Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, dated as of August 4, 2004 and amended May 4, 2006 and October 9, 2006 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2004, Exhibits 4.1 and 4.2 to the Company’s Registration Statement on Form 8-A/A dated May 4, 2006 and Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A dated October 10, 2006.)

4.2	Senior Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and BNY Midwest Trust Company as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 1, 2002.)

4.3	Form of Subordinated Indenture (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 5.75% Senior Notes due July 1, 2007 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2002.)

4.5	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 30, 2003.)

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.2	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.3	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.4	Unitrin, Inc. 2002 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.5	2005 Restricted Stock and Restricted Stock Unit Plan (Incorporated herein by reference to Appendix B to the Company’s Proxy Statement, dated March 28, 2005, in connection with the Company’s 2005 Annual Meeting of Shareholders.)

10.6	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.7	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.8	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.9	Form of Restricted Stock Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.10	Unitrin, Inc. Pension Equalization Plan, as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.11

Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006), with the following executive officers:

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

10.12	Unitrin, Inc. Severance Plan (Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.13	Unitrin, Inc. Incentive Bonus Plan, dated February 3, 2004 (Incorporated herein by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2004, in connection with the Company’s 2004 Annual Meeting of Shareholders.)

10.14	Unitrin, Inc. Non-Qualified Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.15	Credit Agreement, dated as of June 24, 2005, by and among Unitrin, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent, letter of credit issuer and swing line lender, Wells Fargo Bank, National Association, individually and as syndication agent, and Wachovia Bank, N.A., individually and as documentation agent (Incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed June 27, 2005.)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITRIN, INC.

Date: April 30, 2007	/S/ DONALD G. SOUTHWELL
Donald G. Southwell
President and Chief Executive Officer

Date: April 30, 2007	/S/ ERIC J. DRAUT
Eric J. Draut
Executive Vice President and Chief Financial Officer

Date: April 30, 2007	/S/ RICHARD ROESKE
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)