Form 10-Q
period 2007-06-30
UNITRIN INC
filed 2007-07-30
CIK 860748

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2007

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

65,573,654 shares of common stock, $0.10 par value, were outstanding as of July 27, 2007.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues:
Earned Premiums	$1,216.2	$1,237.8	$613.0	$624.0
Consumer Finance Revenues	129.9	120.0	65.9	61.6
Net Investment Income	169.4	151.3	85.0	76.4
Other Income	2.2	3.0	1.2	2.2
Net Realized Investment Gains	39.5	20.6	17.0	9.0

Total Revenues	1,557.2	1,532.7	782.1	773.2

Expenses:
Policyholders’ Benefits and Incurred
Losses and Loss Adjustment Expenses	828.0	822.6	419.5	409.2
Insurance Expenses	388.8	401.6	196.8	202.6
Consumer Finance Expenses	113.6	92.5	57.9	47.3
Interest and Other Expenses	36.1	31.7	20.0	15.8

Total Expenses	1,366.5	1,348.4	694.2	674.9

Income before Income Taxes and Equity in Net Income (Loss) of Investee	190.7	184.3	87.9	98.3
Income Tax Expense	55.9	56.1	25.1	30.7

Income before Equity in Net
Income (Loss) of Investee	134.8	128.2	62.8	67.6
Equity in Net Income (Loss) of Investee	(0.2)	7.2	(0.6)	1.8

Net Income	$134.6	$135.4	$62.2	$69.4

Net Income Per Share	$2.03	$1.98	$0.94	$1.02

Net Income Per Share Assuming Dilution	$2.01	$1.97	$0.94	$1.01

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2007—$3,774.6; 2006—$3,780.3)	$3,759.4	$3,832.9
Northrop Grumman Corporation Preferred Stock at Fair Value (Cost: 2007—$177.5; 2006—$177.5)	256.3	236.0
Northrop Grumman Corporation Common Stock at Fair Value (Cost: 2007—$281.7; 2006—$318.8)	508.3	500.3
Other Equity Securities at Fair Value (Cost: 2007—$416.9; 2006—$407.8)	592.7	569.3
Investee (Intermec) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2007—$320.4; 2006—$307.2)	87.0	92.7
Short-term Investments at Cost which Approximates Fair Value	953.4	465.2
Other	622.9	594.6

Total Investments	6,780.0	6,291.0

Cash	53.1	157.9
Consumer Finance Receivables at Cost, Net (Fair Value: 2007—$1,282.1; 2006—$1,231.4)	1,285.0	1,227.0
Other Receivables	708.3	730.4
Deferred Policy Acquisition Costs	467.5	444.7
Goodwill	344.7	344.7
Other Assets	119.0	125.7

Total Assets	$9,757.6	$9,321.4

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$2,519.0	$2,486.1
Property and Casualty	1,388.4	1,432.6

Total Insurance Reserves	3,907.4	3,918.7

Certificates of Deposits at Cost (Fair Value: 2007—$1,206.8; 2006—$1,154.6)	1,210.8	1,162.7
Unearned Premiums	795.4	778.9
Liabilities for Income Taxes	289.8	285.1
Notes Payable at Amortized Cost (Fair Value: 2007—$850.9; 2006—$501.3)	860.0	504.5
Accrued Expenses and Other Liabilities	399.0	387.5

Total Liabilities	7,462.4	7,037.4

Shareholders’ Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 65,549,374 Shares Issued and Outstanding at June 30, 2007 and 66,991,352 Shares Issued and Outstanding at December 31, 2006	6.6	6.7
Paid-in Capital	768.4	759.1
Retained Earnings	1,229.1	1,231.2
Accumulated Other Comprehensive Income	291.1	287.0

Total Shareholders’ Equity	2,295.2	2,284.0

Total Liabilities and Shareholders’ Equity	$9,757.6	$9,321.4

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Operating Activities:
Net Income	$134.6	$135.4
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(10.0)	(14.2)
Equity in Net (Income) Loss of Investee before Taxes	0.3	(11.2)
Net Activity of Limited Partnerships and Limited Liability Companies	0.6	(6.0)
Amortization of Investments	3.2	4.0
Depreciation of Fixed Assets	10.2	11.4
Decrease in Other Receivables	33.6	61.4
Decrease in Insurance Reserves	(38.3)	(11.0)
Increase in Unearned Premiums	4.2	5.7
Increase (Decrease) in Liabilities for Income Taxes	2.6	(7.2)
Increase (Decrease) in Accrued Expenses and Other Liabilities	3.3	(12.0)
Net Realized Investment Gains	(39.5)	(20.6)
Provision for Loan Losses	34.0	24.1
Other, Net	17.5	7.4

Net Cash Provided by Operating Activities	156.3	167.2

Investing Activities:
Sales and Maturities of Fixed Maturities	249.9	283.0
Purchases of Fixed Maturities	(200.5)	(183.2)
Sales of Northrop Grumman Corporation Common Stock	63.8	17.5
Sales of Other Equity Securities	50.9	60.8
Purchases of Other Equity Securities	(45.5)	(118.7)
Change in Short-term Investments	(475.6)	(21.2)
Acquisition and Improvements of Investment Real Estate	(5.7)	(4.3)
Sales of Investment Real Estate	3.3	—
Acquisition of Business, Net of Cash Acquired	(46.8)	—
Change in Other Investments	(28.8)	(41.9)
Change in Consumer Finance Receivables	(91.6)	(120.4)
Other, Net	(6.2)	(5.4)

Net Cash Used by Investing Activities	(532.8)	(133.8)

Financing Activities:
Change in Certificates of Deposits	48.0	47.0
Change in Universal Life and Annuity Contracts	2.0	2.4
Notes Payable Proceeds	354.9	20.0
Notes Payable Payments	—	(20.0)
Cash Dividends Paid	(60.7)	(60.4)
Common Stock Repurchases	(74.8)	(29.2)
Cash Exercise of Stock Options	1.5	3.8
Excess Tax Benefits from Share-based Awards	0.8	1.4

Net Cash Provided (Used) by Financing Activities	271.7	(35.0)

Decrease in Cash	(104.8)	(1.6)
Cash, Beginning of Year	157.9	44.5

Cash, End of Period	$53.1	$42.9

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and include the accounts of Unitrin, Inc. and its subsidiaries (“Unitrin” or the “Company”). All significant intercompany accounts and transactions have been eliminated. Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is not required by the rules and regulations of the SEC and has been condensed or omitted. In the opinion of the Company’s management, the unaudited Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2006 (the “2006 Annual Report”).

Accounting Changes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. On January 1, 2007, the Company adopted FIN 48. The initial application of FIN 48 to the Company’s tax positions had no effect on the Company’s Shareholders’ Equity. The Company accounts for its investment in its investee, Intermec, Inc. (“Intermec”), under the equity method of accounting on a three-month-delay basis. Accordingly, the Company recognized its pro rata share of the effect of Intermec’s adoption of FIN 48 in the Company’s financial statements in the second quarter of 2007. Based on Intermec’s disclosure in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, the impact of Intermec’s initial application of FIN 48 resulted in the Company recognizing a reduction in the Company’s Shareholders’ Equity of $0.9 million, which was net of a tax benefit of $0.5 million.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R), Employers’ Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 158 requires the recognition of the funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in the statement of financial position and the recognition of changes in the funded status through comprehensive income in the year in which such changes occur. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit postretirement plans and provided the required disclosures as of December 31, 2006. The Company’s investee, Intermec, recognized the financial impact of SFAS No. 158 in its financial statements at December 31, 2006. The Company accounts for its investment in Intermec under the equity method of accounting on a three-month-delay basis. Accordingly, the Company recognized a decrease of $2.3 million, which was net of a tax benefit of $1.3 million, to its Shareholders’ Equity in the first quarter of 2007 for its pro rata share of the impact of Intermec’s adoption of SFAS No. 158.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation (continued)

The incremental effect of the Company recognizing its pro rata share of the impact of Intermec’s initial application of SFAS No. 158 on individual lines of the Condensed Consolidated Balance Sheet at June 30, 2007 was:

(Dollars in Millions)	Before Application of SFAS No. 158 by Investee	Incremental Effect of Applying SFAS No. 158 by Investee	After Application of SFAS No. 158 by Investee
Investment in Investee (Intermec)	$90.6	$(3.6)	$87.0
Total Investments	6,783.6	(3.6)	6,780.0
Total Assets	9,761.2	(3.6)	9,757.6
Liabilities for Income Taxes	291.1	(1.3)	289.8
Total Liabilities	7,463.7	(1.3)	7,462.4
Accumulated Other Comprehensive Income	293.4	(2.3)	291.1
Total Shareholders’ Equity	2,297.5	(2.3)	2,295.2
Total Liabilities and Shareholders’ Equity	9,761.2	(3.6)	9,757.6

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the manner or the impact of adoption of SFAS No. 159 on the Company.

Note 2—Acquisition of Business

On June 29, 2007, Trinity Universal Insurance Company (“Trinity”), a subsidiary of the Company, completed its acquisition of 100% of Merastar Industries, Ltd, including its wholly owned subsidiary, Merastar Insurance Company (“Merastar”) in a cash transaction for a total purchase price of $47.8 million, including transaction costs of $0.6 million. Beginning with the Company’s third quarter of 2007, the results of the acquisition will be included in the Company’s financial statements from the date of acquisition and will be reported in the Company’s Unitrin Direct segment. Results for Merastar from the date of acquisition to June 30, 2007 were not material.

Merastar provides automobile and homeowners insurance and is licensed in 48 states. The Company’s preliminary estimate of the fair value of the net assets acquired exceeded the purchase price. Such excess has been allocated to reduce the estimated fair value of non-financial assets acquired in accordance with SFAS No. 141, Business Combinations.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Acquisition of Business (continued)

The Company has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed. Accordingly, the Company’s estimates and allocation may change as the Company completes the process. Due to the complex nature of the valuation calculations, the estimates of fair value that are most likely to change are the estimates of the fair value of Insurance Reserves and the Value of Insurance Inforce. Changes in the Company’s estimates of fair value, if any, would be included in the period of change. Based on the Company’s preliminary allocation of the purchase price, assets acquired and liabilities assumed were:

(Dollars in Millions)
Investments	$58.7
Cash	1.0
Other Receivables	11.5
Value of Insurance Inforce	12.8
Value of Licenses Acquired	5.7
Other Assets	0.6
Insurance Reserves	(25.0)
Unearned Premiums	(12.5)
Liabilities for Income Taxes	0.1
Accrued Expenses and Other Liabilities	(5.1)

Total Purchase Price	$47.8

Note 3—Catastrophe Reinsurance

The Company maintains three separate catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each reinsurance program is provided in three layers.

The annual program covering the Company’s Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments provides, effective January 1, 2007, reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. In 2006, the annual program covering these segments also provided reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. The aggregate annual premium, excluding reinstatement premium, for the 2007 annual program covering these segments is $2.6 million, compared to an annual cost of $1.9 million, excluding reinstatement premium, for the 2006 annual program. The 2007 and 2006 annual programs covering these segments do not include Merastar. The annual program covering Merastar Insurance Company was effective on March 31, 2007 and provides reinsurance coverage of 97.5% of reinsured catastrophe losses of $7.25 million above retention of $0.75 million. The aggregate annual premium, excluding reinstatement premium, for the Merastar annual program is $0.4 million.

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

The Company has established, effective April 1, 2007, a new annual program covering the Company’s Kemper segment on terms that are different from the prior annual program. Under the new annual program, the first layer provides reinsurance coverage of approximately 62% of reinsured catastrophe losses of $30 million above retention of $40 million. The second layer under the new annual program provides reinsurance coverage of approximately 90% of reinsured catastrophe losses of $80 million above retention of $70 million. The third layer under the new annual program provides reinsurance coverage of approximately 90% of reinsured catastrophe losses of $100 million above retention of $150 million. Under the prior annual program, which was effective July 1, 2006 and was terminated effective with the new annual program, the first layer provided reinsurance coverage of approximately 65%

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Catastrophe Reinsurance (continued)

of reinsured catastrophe losses of $30 million above retention of $40 million. The second layer under the prior annual program provided reinsurance coverage of approximately 88% of reinsured catastrophe losses of $80 million above retention of $70 million. The third layer under the prior annual program provided reinsurance coverage of approximately 80% of reinsured catastrophe losses of $100 million above retention of $150 million. The aggregate annual premium, excluding reinstatement premium, for Kemper’s new annual program is $20.1 million, compared to an annual cost of $19.5 million, excluding reinstatement premium, for the prior program.

In addition, in the event that the Company’s incurred catastrophe losses and loss adjustment expenses (“LAE”) covered by any of its three catastrophe reinsurance programs exceed the retention for that particular program, each of the programs requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such program. The reinstatement premium is a percentage of the original premium based on the ratio of the losses exceeding the Company’s retention to the reinsurers’ coverage limit. In addition to these programs, the Company purchases reinsurance from the Florida Hurricane Catastrophe Fund for hurricane losses in the state of Florida at retentions lower than those described above.

Note 4—Notes Payable

On May 11, 2007, the Company issued $360 million of its 6.00% senior notes due May 15, 2017 (the “6.00% Senior Notes”). The 6.00% Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at the Company’s option at specified redemption prices. The Company issued the 6.00% Senior Notes in exchange for proceeds of $354.9 million, net of transaction costs, for an effective yield of 6.19%. The Company used the proceeds from the sale of the 6.00% Senior Notes to repay the $300 million principal aggregate amount of its 5.75% senior notes on July 2, 2007 and also for general corporate purposes.

Total Debt Outstanding at June 30, 2007 and December 31, 2006 was:

(Dollars in Millions)	June 30, 2007	Dec. 31, 2006
Senior Notes at Amortized Cost:
5.75% Senior Notes due July 1, 2007	$300.0	$299.6
4.875% Senior Notes due November 1, 2010	199.0	198.8
6.00% Senior Notes due May 15, 2017	355.0	—
Mortgage Note Payable at Amortized Cost	6.0	6.1

Total Debt Outstanding	$860.0	$504.5

The Company had no outstanding advances under its $325 million, unsecured, revolving credit agreement at June 30, 2007 or December 31, 2006. Undrawn letters of credit issued pursuant to the unsecured, revolving credit agreement were $13.1 million at both June 30, 2007 and December 31, 2006. Accordingly, the amounts available for future borrowing were $311.9 million at both June 30, 2007 and December 31, 2006.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Notes Payable (continued)

Interest Paid, including facility fees, for the six and three months ended June 30, 2007 and 2006 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Notes Payable under Revolving Credit Agreement	$0.1	$0.3	$0.1	$0.1
5.75% Senior Notes due July 1, 2007	8.6	8.6	—	—
4.875% Senior Notes due November 1, 2010	4.9	4.9	4.9	4.9
6.00% Senior Notes due May 15, 2017	—	—	—	—
Mortgage Note Payable	0.2	0.2	0.1	0.1

Total Interest Paid	$13.8	$14.0	$5.1	$5.1

Interest Expense, including facility fees and accretion of discount, for the six and three months ended June 30, 2007 and 2006 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Notes Payable under Revolving Credit Agreement	$0.2	$0.3	$0.1	$0.1
5.75% Senior Notes due July 1, 2007	9.0	8.9	4.5	4.4
4.875% Senior Notes due November 1, 2010	5.0	5.0	2.5	2.5
6.00% Senior Notes due May 15, 2017	3.0	—	3.0	—
Mortgage Note Payable	0.2	0.2	0.1	0.1

Total Interest Expense	$17.4	$14.4	$10.2	$7.1

Note 5—Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution for the six and three months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended		Three Months Ended
(Dollars and Shares in Millions, Except Per Share Amounts)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net Income	$134.6	$135.4	$62.2	$69.4
Dilutive Effect on Net Income from Investee’s Equivalent Shares	—	(0.2)	—	(0.1)

Net Income Assuming Dilution	$134.6	$135.2	$62.2	$69.3

Weighted Average Common Shares Outstanding	66.4	68.4	65.9	68.3
Dilutive Effect of Unitrin Share-based Compensation Plans	0.4	0.4	0.4	0.4

Weighted Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	66.8	68.8	66.3	68.7

Net Income Per Share	$2.03	$1.98	$0.94	$1.02

Net Income Per Share Assuming Dilution	$2.01	$1.97	$0.94	$1.01

Options outstanding at June 30, 2007 and 2006 to purchase 2.3 million shares and 2.2 million shares, respectively, of Unitrin common stock were excluded from the computation of Net Income Per Share Assuming Dilution for the six months ended June 30, 2007 and 2006, respectively, because the exercise prices exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Comprehensive Income (Loss)

Other Comprehensive Income (Loss) for the six and three months ended June 30, 2007 and 2006 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Other Comprehensive Income, Before Tax:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$49.3	$(92.3)	$(12.9)	$(96.8)
Reclassification Adjustment for Amounts Included in Net Income	(37.4)	(20.6)	(15.0)	(9.2)

Unrealized Holding Gains (Losses)	11.9	(112.9)	(27.9)	(106.0)
Equity in Other Comprehensive Income (Loss) of Investee	(0.2)	(3.0)	(0.2)	0.2
Amortization of Unrecognized Postretirement Benefit Costs	(1.0)	—	(0.6)	—

Other Comprehensive Income (Loss), Before Tax	10.7	(115.9)	(28.7)	(105.8)

Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	(17.7)	32.4	4.1	33.9
Reclassification Adjustment for Amounts Included in Net Income	13.1	7.2	5.3	3.2

Unrealized Holding Gains and Losses	(4.6)	39.6	9.4	37.1
Equity in Other Comprehensive Loss of Investee	—	1.1	—	—
Amortization of Unrecognized Postretirement Benefit Costs	0.3	—	0.2	—

Income Tax Benefit (Expense)	(4.3)	40.7	9.6	37.1

Other Comprehensive Income (Loss)	$6.4	$(75.2)	$(19.1)	$(68.7)

Total Comprehensive Income for the six months ended June 30, 2007 and 2006 was $141.0 million and $60.2 million, respectively. Total Comprehensive Income for the three months ended June 30, 2007 and 2006 was $43.1 million and $0.7 million, respectively.

The components of Accumulated Other Comprehensive Income at June 30, 2007 and December 31, 2006 were:

(Dollars in Millions)	June 30, 2007	Dec. 31, 2006
Net Unrealized Gains on Investments, Net of Income Taxes	$302.1	$294.8
Equity in Accumulated Other Comprehensive Loss of Investee, Net of Income Taxes	(3.0)	(0.5)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(8.0)	(7.3)

Total Accumulated Other Comprehensive Income	$291.1	$287.0

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Income from Investments

Net Investment Income for the six and three months ended June 30, 2007 and 2006 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Investment Income:
Interest and Dividends on Fixed Maturities	$104.7	$104.8	$52.1	$53.0
Dividends on Northrop Preferred Stock	9.3	3.1	3.1	—
Dividends on Northrop Common Stock	5.0	4.2	2.5	2.3
Dividends on Other Equity Securities	11.0	5.3	8.1	2.7
Short-term Investments	18.4	12.6	10.8	6.4
Loans to Policyholders	6.7	6.5	3.3	3.2
Real Estate	15.0	13.8	7.5	6.9
Limited Partnerships and Limited Liability Companies	12.4	12.1	4.0	7.7

Total Investment Income	182.5	162.4	91.4	82.2
Real Estate and Other Investment Expenses	13.1	11.1	6.4	5.8

Net Investment Income	$169.4	$151.3	$85.0	$76.4

Dividend income from the Company’s investment in Northrop Grumman Corporation (“Northrop”) preferred stock increased for the six and three months ended June 30, 2007, compared to the same periods in 2006, due to the timing of ex-dividend dates. Dividend income from other equity securities increased for the six and three months ended June 30, 2007, compared to the same periods in 2006, due to a one-time dividend of $5.2 million from the Company’s equity investment in IRI Holdings, Inc. Short-term investment income increased for the six and three months ended June 30, 2007, compared to the same periods in 2006, due primarily to the higher levels of short-term investments. The Company invested the proceeds from the issuance of its 6.00% Senior Notes in short-term investments until the principal on its 5.75% Senior Notes was repaid on July 2, 2007.

The components of Net Realized Investment Gains for the six and three months ended June 30, 2007 and 2006 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Fixed Maturities:
Gains on Dispositions	$1.2	$2.0	$0.7	$1.1
Losses on Dispositions	(3.7)	(4.4)	(3.7)	(4.0)
Losses from Write-downs	(0.7)	—	(0.2)	—
Northrop Common Stock:
Gains on Dispositions	26.6	5.6	7.7	1.8
Other Equity Securities:
Gains on Dispositions	14.8	19.8	10.9	11.3
Losses on Dispositions	(0.5)	(0.8)	(0.4)	(0.4)
Losses from Write-downs	(0.3)	(1.7)	—	(0.7)
Real Estate:
Gains on Dispositions	1.9	—	1.9	—
Other Investments:
Gains on Dispositions	0.3	0.3	0.2	0.1
Losses on Dispositions	(0.1)	(0.2)	(0.1)	(0.2)

Net Realized Investment Gains	$39.5	$20.6	$17.0	$9.0

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8—Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the six and three months ended June 30, 2007 and 2006 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Service Cost Benefits Earned	$6.7	$7.0	$3.2	$3.5
Interest Cost on Projected Benefit Obligations	10.0	9.5	5.0	4.7
Expected Return on Plan Assets	(12.3)	(11.3)	(6.2)	(5.6)
Net Amortization and Deferral	0.3	0.9	0.3	0.9

Total Pension Expense	$4.7	$6.1	$2.3	$3.5

The components of Postretirement Benefits Other than Pension Expense for the six and three months ended June 30, 2007 and 2006 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Service Cost Benefits Earned	$0.1	$0.1	$0.1	$—
Interest Cost on Projected Benefit Obligations	1.0	1.3	0.4	0.6
Net Amortization and Deferral	(1.2)	(1.0)	(0.8)	(0.5)

Total Postretirement Benefits Other than Pension Expense	$(0.1)	$0.4	$(0.3)	$0.1

Note 9—Long-term Equity Compensation Plans

The Company has four stock option plans, all of which have been approved by the Company’s shareholders. Stock options to purchase the Company’s common stock are granted at prices equal to the fair market value of the Company’s common stock on the date of grant to both employees and directors. Employee options generally vest over a period of three and one-half years and expire ten years from the date of grant. Beginning in 2003, options granted to employees were coupled with tandem stock appreciation rights (“SAR”), settled in Company stock. Options granted to directors are exercisable one year from the date of grant and expire ten years from the date of grant. At June 30, 2007, options to purchase 5,464,555 shares of the Company’s common stock were outstanding and options to purchase 1,730,882 shares of the Company’s common stock were available for future grants under the Company’s four stock option plans.

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

In addition, the Company has a restricted stock plan, which has been approved by the Company’s shareholders. Under this plan, restricted stock and restricted stock units may be granted to all eligible employees. Recipients of restricted stock are entitled to full dividend and voting rights and all awards are subject to forfeiture until certain restrictions have

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9—Long-term Equity Compensation Plans (continued)

lapsed. As of June 30, 2007, 205,500 shares of restricted stock having a weighted-average grant-date fair value of $47.71 per share have been awarded, of which 2,900 shares were forfeited and 6,558 were tendered to satisfy tax withholding obligations. 803,958 common shares remain available for future grants.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The expected terms of options are developed by considering the Company’s historical share option exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Further, the Company aggregates individual awards into relatively homogenous groups that exhibit similar exercise behavior in order to obtain a more refined estimate of the expected term of options. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield is the annualized yield on Unitrin common stock on the date of grant for all original grants made after 2005. For Restorative Options, the annualized yield on Unitrin common stock for the month prior to the grant of the Restorative Option is used for all restorative grants made after 2005. For all grants made prior to 2006, the dividend yield on Unitrin common stock was a five-year moving average. No assumption for any future dividend rate change is included in the current expected dividend yield assumption. The risk free interest rate is the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option. The assumptions used in the Black-Scholes pricing model for options granted during the six months ended June 30, 2007 and 2006 were as follows:

	Jan. 1 - June 30, 2007	Jan. 1 - June 30, 2006

Range of Valuation Assumptions
Expected Volatility	17.57% -22.55%	19.30% -23.60%
Risk Free Interest Rate	4.45% -4.81%	4.30% -4.98%
Expected Dividend Yield	3.51% -3.96%	3.55% -3.76%

Weighted-Average Expected Life
Employee Grants	2 -7 years	2 -7 years
Director Grants	4 -6 years	4 -6 years

Option and SAR activity for the six months ended June 30, 2007, is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at Beginning of the Year	5,244,954	$45.50
Granted	922,459	49.24
Exercised	(571,625)	42.13
Cancelled	(131,233)	49.93

Outstanding at June 30, 2007	5,464,555	$46.38	5.58	$17.5

Vested and Expected to Vest	5,340,698	$46.39	5.53	$17.0

Exercisable at June 30, 2007	3,562,846	$45.92	4.60	$13.4

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9—Long-term Equity Compensation Plans (continued)

The weighted-average grant-date fair values of options granted during the six months ended June 30, 2007 and 2006 were $6.97 per option and $6.89 per option, respectively. Total intrinsic value of stock options exercised was $3.8 million and $4.7 million for the six months ended June 30, 2007 and 2006, respectively. Cash received from option exercises was $1.5 million and $3.8 million for the six months ended June 30, 2007 and 2006, respectively. Total tax benefits realized for tax deductions from option exercises were $1.4 million and $1.8 million for the six months ended June 30, 2007 and 2006, respectively.

The grant-date fair values of restricted stock awards are determined using the closing price of Unitrin common stock on the date of grant. Activity related to nonvested restricted stock for the six months ended June 30, 2007 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	109,426	$46.29
Granted	73,100	49.46
Vested	—	—
Forfeited	(875)	48.96

Nonvested Balance at June 30, 2007	181,651	$47.55

For equity compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Share-based compensation expense for all of the Company’s long-term equity-based compensation plans was $9.1 million and $6.7 million for the six months ended June 30, 2007 and 2006, respectively. Total unamortized compensation expense related to nonvested awards of such plans at June 30, 2007 was $10.9 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Note 10—Income Taxes

The Company and all of its subsidiaries file a consolidated Federal income tax return. In addition, the Company and/or its subsidiaries file various income tax returns in various state jurisdictions. The Company’s consolidated Federal Income tax return is no longer subject to examination for years before 2003. Except for one state tax jurisdiction, the Company or its subsidiaries are no longer subject to state income examinations by tax authorities for years before 2003 for any major tax jurisdictions. In such state tax jurisdiction, two of the Companies’ subsidiaries are subject to examination for the 2002 tax year. Neither the Company’s consolidated Federal tax return nor any significant state tax returns are currently under examination.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10—Income Taxes (continued)

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

(Dollars in Millions)	Liability for Unrecognized Tax Benefits
Balance at January 1, 2007	$32.7
Reductions for Tax Positions of Current Period	(4.6)
Additions for Tax Positions of Prior Years	6.0

Balance at June 30, 2007	$34.1

Included in the balance of unrecognized tax benefits at June 30, 2007 and January 1, 2007 are tax positions of $17.6 million and $18.8 million, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Within the twelve month period ending June 30, 2008, it is reasonably possible that $8.5 million of the $34.1 million of unrecognized tax benefits will be recognized due to the expiration of a state’s statute of limitations.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $9.7 million and $7.1 million at June 30, 2007 and January 1, 2007, respectively. Tax expense for the six months ended June 30, 2007 includes interest of $2.6 million.

Income taxes paid were $52.4 million and $65.8 million for the six months ended June 30, 2007 and 2006, respectively.

The components of Liabilities for Income Taxes at June 30, 2007 and December 31, 2006 were:

(Dollars in Millions)	June 30, 2007	Dec. 31, 2006
Current Income Taxes Payable	$3.8	$0.1
Deferred Income Taxes	251.9	285.0
Liability for Unrecognized Tax Benefits	34.1	—

Liabilities for Income Taxes	$289.8	$285.1

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11—Business Segments

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its operations through six operating segments: Kemper, Unitrin Specialty, Unitrin Direct, Unitrin Business Insurance, Life and Health Insurance and Consumer Finance.

The Kemper segment provides preferred and standard risk personal automobile and homeowners insurance through networks of independent agents. The Unitrin Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty markets through networks of independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their driving records. Unitrin Direct markets personal automobile insurance through direct mail, television and the Internet through web insurance portals, click-thrus and its own website. In addition, Merastar, which is included in the Unitrin Direct segment from the date of acquisition, specializes in the sale of personal automobile and homeowners insurance through employer-sponsored voluntary benefit programs. The Unitrin Business Insurance segment provides commercial automobile, general liability, commercial fire, commercial multi-peril and workers’ compensation insurance. Its products are designed and priced for those businesses that have demonstrated favorable risk characteristics and loss histories and are sold by independent agents. The Life and Health Insurance segment provides individual life, accident, health and hospitalization insurance. The Company’s Life and Health Insurance employee-agents also market property insurance products under common management. The Consumer Finance segment makes consumer loans primarily for the purchase of pre-owned automobiles and offers certificates of deposits.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11—Business Segments (continued)

Segment Revenues for the six and three months ended June 30, 2007 and 2006 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues:
Kemper:
Earned Premiums	$461.1	$470.5	$231.6	$237.9
Net Investment Income	23.3	25.2	11.0	12.8
Other Income	0.2	0.2	0.1	0.1

Total Kemper	484.6	495.9	242.7	250.8

Unitrin Specialty:
Earned Premiums	224.5	221.6	114.1	112.4
Net Investment Income	10.3	11.3	4.8	5.7
Other Income	0.1	—	0.1	—

Total Unitrin Specialty	234.9	232.9	119.0	118.1

Unitrin Direct:
Earned Premiums	114.8	111.2	58.7	56.6
Net Investment Income	4.2	4.6	2.0	2.3
Other Income	0.2	0.2	0.1	0.1

Total Unitrin Direct	119.2	116.0	60.8	59.0

Unitrin Business Insurance:
Earned Premiums	83.5	93.6	42.7	46.8
Net Investment Income	12.6	14.7	5.7	7.5
Other Income	0.1	1.3	0.1	1.3

Total Unitrin Business Insurance	96.2	109.6	48.5	55.6

Life and Health Insurance:
Earned Premiums	332.3	340.9	165.9	170.3
Net Investment Income	100.8	88.3	52.2	45.8
Other Income	0.5	—	0.2	—

Total Life and Health Insurance	433.6	429.2	218.3	216.1

Consumer Finance	129.9	120.0	65.9	61.6

Total Segment Revenues	1,498.4	1,503.6	755.2	761.2
Unallocated Dividend Income	14.4	7.4	5.6	2.3
Net Realized Investment Gains	39.5	20.6	17.0	9.0
Other	4.9	1.1	4.3	0.7

Total Revenues	$1,557.2	$1,532.7	$782.1	$773.2

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11—Business Segments (continued)

Segment Operating Profit for the six and three months ended June 30, 2007 and 2006 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Segment Operating Profit (Loss):
Kemper	$36.4	$66.3	$13.2	$36.0
Unitrin Specialty	20.3	19.4	10.7	8.8
Unitrin Direct	(17.7)	(2.3)	(8.7)	0.4
Unitrin Business Insurance	7.0	3.7	2.4	6.1
Life and Health Insurance	86.7	55.5	45.9	27.8
Consumer Finance	16.3	27.5	8.0	14.3

Total Segment Operating Profit	149.0	170.1	71.5	93.4
Unallocated Dividend Income	14.4	7.4	5.6	2.3
Net Realized Investment Gains	39.5	20.6	17.0	9.0
Other Expense, Net	(12.2)	(13.8)	(6.2)	(6.4)

Income Before Income Taxes and
Equity in Net Income (Loss) of Investee	$190.7	$184.3	$87.9	$98.3

Segment Net Income for the six and three months ended June 30, 2007 and 2006 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Segment Net Income (Loss):
Kemper	$27.9	$47.3	$10.6	$25.4
Unitrin Specialty	15.1	14.5	7.9	6.6
Unitrin Direct	(10.8)	(0.7)	(5.3)	0.6
Unitrin Business Insurance	6.9	4.9	2.7	5.3
Life and Health Insurance	56.5	35.9	29.9	17.8
Consumer Finance	9.5	16.2	4.7	8.5

Total Segment Net Income	105.1	118.1	50.5	64.2
Net Income (Loss) From:
Unallocated Dividend Income	12.7	6.5	4.9	2.0
Net Realized Investment Gains	25.6	13.4	11.0	5.9
Other Expense, Net	(8.6)	(9.8)	(3.6)	(4.5)

Income Before Equity in
Net Income (Loss) of Investee	134.8	128.2	62.8	67.6
Equity in Net Income (Loss) of Investee	(0.2)	7.2	(0.6)	1.8

Net Income	$134.6	$135.4	$62.2	$69.4

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11—Business Segments (continued)

Earned Premiums by product line for the six and three months ended June 30, 2007 and 2006 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Life	$197.3	$202.5	$98.3	$101.0
Accident and Health	79.5	79.8	39.9	39.7
Property and Casualty:
Personal Lines:
Automobile	581.7	577.9	294.8	292.7
Homeowners	196.2	200.0	98.4	101.7
Other Personal	23.5	24.6	11.8	12.4

Total Personal Lines	801.4	802.5	405.0	406.8

Commercial Lines:
Automobile	83.0	88.9	41.4	44.3
Property and Liability	43.9	42.0	22.7	21.0
Workers’ Compensation	11.1	10.0	5.7	4.8
Commercial Reinsurance Program	—	12.1	—	6.4

Total Commercial Lines	138.0	153.0	69.8	76.5

Total Earned Premiums	$1,216.2	$1,237.8	$613.0	$624.0

Note 12—Related Party Transactions

One of Unitrin’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. Unitrin’s subsidiary, Trinity, and FS&C are parties to an agreement under which FS&C provides investment management services. In addition, FS&C provides investment management services with respect to certain funds of the Company’s pension plans. The agreements governing these arrangements are terminable by either party at any time upon 30 days advance written notice.

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based upon the fair market value of the assets under management. At June 30, 2007, Trinity and the Company’s pension plans had $220.5 million and $97.5 million, respectively, in investments managed by FS&C. During the first six months of 2007, Trinity and the Company’s pension plans paid $0.4 million in the aggregate to FS&C. During the first six months of 2006, Trinity and the Company’s pension plans paid $0.3 million in the aggregate to FS&C.

With respect to the Company’s 401(k) Savings Plan, one of the investment choices afforded to participants is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. As of June 30, 2007, participants in the Company’s 401(k) Savings Plan had allocated $26.9 million for investment in the Dreyfus Appreciation Fund, representing 9.6% of the total amount invested in the Company’s 401(k) Savings Plan.

The Company believes that the transactions described above have been entered into on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

As described in Note 14, “Relationships with Mutual Insurance Holding Companies and Mutual Insurance Companies,” to the Condensed Consolidated Financial Statements, the Company also has certain relationships with mutual insurance holding companies and mutual insurance companies. Such companies are owned by the policyholders of such companies or their insurance subsidiaries.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Legal Proceedings

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

Note 14—Relationships with Mutual Insurance Holding Companies and Mutual Insurance Companies

Effective January 1, 2007, Trinity and Milwaukee Insurance Company (“MIC”) entered into a new quota share reinsurance agreement whereby Trinity assumes 100% of policy liabilities occurring on MIC’s direct book of business on or after January 1, 2007, which business is administered by the Unitrin Business Insurance segment and the Kemper segment. Prior to January 1, 2007, Trinity and MIC were parties to a quota share reinsurance agreement whereby Trinity assumed 95% of the business written by MIC (administered by the Unitrin Business Insurance segment and the Kemper segment) and 95% of the business that MIC assumed from First NonProfit Insurance Company (“FNP”). The new quota share reinsurance agreement amended the 95% quota share reinsurance agreement so that policy liabilities occurring on MIC’s inforce direct book of business prior to January 1, 2007 remain ceded under the 95% agreement, as do FNP policy liabilities incurred prior to January 1, 2007. In connection with the new quota share reinsurance agreement, Trinity transferred to MIC the unearned premium reserves maintained by Trinity related to the FNP business, net of a ceding commission. MIC is owned by Mutual Insurers Holding Company (“MIHC”), which in turn is owned by MIC’s policyholders. Effective July 1, 2001, MIC and FNP (through its predecessor, First NonProfit Mutual Insurance Company) are parties to a quota share reinsurance agreement whereby MIC assumed 80% of certain business written or assumed by FNP. Pursuant to an amendment to the MIC/FNP reinsurance agreement, which became effective January 15, 2003, FNP agrees to arrange for its parent company, First NonProfit Mutual Holding Company (“FNMHC”), to nominate a simple majority to the FNMHC board of directors selected by MIC. On January 15, 2003, FNMHC elected five employees of the Company, as selected by MIC, to the FNMHC board of directors pursuant to the terms of the amendment. All such employees continued to serve as directors of FNMHC until 2006, when they resigned from the FNMHC board of directors. FNP is owned by FNMHC, which in turn is owned by FNP’s policyholders. Five employees of the Company also serve as directors of MIHC’s nine member board of directors. Two employees of the Company also serve as directors of MIC, but together do not constitute a majority of MIC’s board of directors.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14—Relationships with Mutual Insurance Holding Companies and Mutual Insurance Companies (continued)

Trinity and Capitol County Mutual Fire Insurance Company (“Capitol”), and Trinity and Capitol’s wholly-owned subsidiary, Old Reliable Casualty Company (“ORCC”), are parties to quota share reinsurance agreements whereby Trinity assumes 100% of the business written by Capitol and ORCC, respectively. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Five employees of the Company serve as directors of Capitol’s five member board of directors. Nine employees of the Company also serve as directors of ORCC’s nine member board of directors.

The Reliable Life Insurance Company (“Reliable”), a wholly-owned subsidiary of Unitrin, provides certain administrative services to Capitol and ORCC. In addition, agents appointed by Reliable and employed by Unitrin’s subsidiary, United Insurance Company of America (“United”), are also appointed by Capitol and ORCC to sell property insurance products. United also provides claims administration services to ORCC. The Company also provides certain investment services to Capitol and ORCC.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Summary of Results

Net Income was $134.6 million ($2.03 per common share) and $62.2 million ($0.94 per common share) for the six and three months ended June 30, 2007, respectively, compared to $135.4 million ($1.98 per common share) and $69.4 million ($1.02 per common share) for the same periods in 2006. As discussed throughout this Management’s Discussion and Analysis of Results of Operations and Financial Condition, Net Income decreased for the six and three months ended June 30, 2007 due primarily to lower operating results in the aggregate in the Company’s operating segments and lower Equity in Net Income (Loss) of Investee, partially offset by higher Net Realized Investment Gains.

Total Revenues were $1,557.2 million and $1,532.7 million for the six months ended June 30, 2007 and 2006, respectively, an increase of $24.5 million. Total Revenues were $782.1 million and $773.2 million for the three months ended June 30, 2007 and 2006, respectively, an increase of $8.9 million.

Earned Premiums were $1,216.2 million and $1,237.8 million for the six months ended June 30, 2007 and 2006, respectively, a decrease of $21.6 million. Earned Premiums decreased due to decreased Earned Premiums in the Unitrin Business Insurance segment, the Kemper segment and the Life and Health Insurance segment partially offset by increased Earned Premiums in the Unitrin Direct segment and the Unitrin Specialty segment.

Earned Premiums were $613.0 million and $624.0 million for the three months ended June 30, 2007 and 2006, respectively, a decrease of $11.0 million. Earned Premiums decreased due to decreased Earned Premiums in the Unitrin Business Insurance segment, the Kemper segment and the Life and Health Insurance segment, partially offset by increased Earned Premiums in the Unitrin Direct segment and the Unitrin Specialty segment.

Consumer Finance Revenues increased by $9.9 million and $4.3 million for the six and three months ended June 30, 2007, compared to the same periods in 2006, due primarily to higher levels of loans outstanding, partially offset by lower portfolio interest rates.

Net Investment Income increased by $18.1 million and $8.6 million for the six and three months ended June 30, 2007, compared to the same periods in 2006, due primarily to increases in dividend income from the Company’s investment in Northrop Grumman Corporation (“Northrop”) preferred stock of $6.2 million and $3.1 million, respectively, due to the timing of the ex-dividend date, and a one-time dividend of $5.2 million from our equity investment in IRI Holdings, Inc. (“IRI”). Excluding the impact of the increase in dividend income on Northrop preferred stock and the IRI one-time dividend, net investment income increased for the six months ended June 30, 2007, due primarily to higher yields on investments and higher levels of investments. Excluding the impact of the increase in dividend income on Northrop preferred stock and the IRI one-time dividend, net investment income increased for the three months ended June 30, 2007, due primarily to higher levels of investments, partially offset by lower yields on investments.

Net Realized Investment Gains were $39.5 million and $17.0 million for the six and three months ended June 30, 2007, compared to $20.6 million and $9.0 million for the same periods in 2006, due primarily to increased sales of a portion of the Company’s investment in Northrop common stock.

Critical Accounting Estimates

The Company’s subsidiaries conduct their businesses in three industries: property and casualty insurance, life and health insurance and consumer finance. Accordingly, the Company is subject to several industry-specific accounting principles under accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The process of estimation is inherently uncertain. Accordingly, actual results could ultimately differ materially from the estimated amounts reported in a company’s financial statements. Different assumptions are likely to result in different estimates of reported amounts. The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and loss adjustment expenses (“LAE”), the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of postretirement benefit obligations. The Company’s critical accounting policies with respect to the valuation of investments, the

Critical Accounting Estimates (continued)

valuation of reserves for property and casualty insurance incurred losses and LAE, the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of postretirement benefit obligations are described in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in its Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2006 (the “2006 Annual Report”). There has been no material change, subsequent to December 31, 2006, to information previously disclosed with respect to the Company’s critical accounting policies.

The caption entitled “Critical Accounting Estimates” in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in the 2006 Annual Report describes the Company’s process for determining loss and LAE reserves. The final step in the quarterly loss and LAE reserving process involves a comprehensive review of the actuarial indications by the Company’s senior actuary and senior management who apply their collective judgment and determine the appropriate estimated level of reserves to record. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in claim handling practices or other changes that affect the timing of payment or development patterns, changes in the mix of business, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, the improvement or deterioration of actuarial indications in the current period as compared to prior periods, and the amount of reserves related to third-party pools for which the Company does not have access to the underlying data and, accordingly, relies on calculations provided by such pools. Total recorded reserves have been consistently higher than the actuarial indication of reserves. Total recorded reserves for losses and LAE were 3.2% and 3.9% higher than the actuarial indication of reserves at June 30, 2007 and December 31, 2006, respectively. Total recorded reserves as a percentage of the actuarial indication of reserves decreased in total in the first half of 2007 due primarily to the Company’s senior actuary and senior management placing greater reliance on the actuarial indications in determining the appropriate estimated level of reserves for the current accident year.

Catastrophe Reinsurance

The Company maintains three separate catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each reinsurance program is provided in three layers.

The annual program covering the Company’s Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance segments provides, effective January 1, 2007, reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. In 2006, the annual program covering these segments also provided reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. The aggregate annual premium, excluding reinstatement premium, for the 2007 annual program covering these segments is $2.6 million, compared to an annual cost of $1.9 million, excluding reinstatement premium, for the 2006 annual program. The 2007 and 2006 annual programs covering these segments do not include Merastar. The annual program covering Merastar Insurance Company was effective on March 31, 2007 and provides reinsurance coverage of 97.5% of reinsured catastrophe losses of $7.25 million above retention of $0.75 million. The aggregate annual premium, excluding reinstatement premium, for the Merastar annual program is $0.4 million.

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

The Company has established, effective April 1, 2007, a new annual program covering the Company’s Kemper segment on terms that are different from the prior annual program. Under the new annual program, the first layer provides reinsurance coverage of approximately 62% of reinsured catastrophe losses of $30 million above retention of $40 million. The second layer under the new annual program provides reinsurance coverage of approximately 90% of reinsured catastrophe losses of $80 million above retention of $70 million. The third layer under the new annual program provides reinsurance coverage of approximately 90% of reinsured catastrophe losses of $100 million above retention of $150 million. Under the prior annual program, which was effective July 1, 2006 and was terminated effective with the new annual program, the first layer provided reinsurance coverage of approximately 65% of reinsured catastrophe losses of $30 million above retention of $40 million. The second layer under the prior annual program

Catastrophe Reinsurance (continued)

provided reinsurance coverage of approximately 88% of reinsured catastrophe losses of $80 million above retention of $70 million. The third layer under the prior annual program provided reinsurance coverage of approximately 80% of reinsured catastrophe losses of $100 million above retention of $150 million. The aggregate annual premium, excluding reinstatement premium, for Kemper’s new annual program is $20.1 million, compared to an annual cost of $19.5 million, excluding reinstatement premium, for the prior program.

In addition, in the event that the Company’s incurred catastrophe losses and LAE covered by any of its three catastrophe reinsurance programs exceed the retention for that particular program, each of the programs requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such program. The reinstatement premium is a percentage of the original premium based on the ratio of the losses exceeding the Company’s retention to the reinsurers’ coverage limit. In addition to these programs, the Company purchases reinsurance from the Florida Hurricane Catastrophe Fund for hurricane losses in the state of Florida at retentions lower than those described above.

Kemper

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Earned Premiums:
Automobile	$296.9	$304.5	$149.1	$153.4
Homeowners	140.7	141.4	70.7	72.1
Other Personal	23.5	24.6	11.8	12.4

Total Earned Premiums	461.1	470.5	231.6	237.9
Net Investment Income	23.3	25.2	11.0	12.8
Other Income	0.2	0.2	0.1	0.1

Total Revenues	484.6	495.9	242.7	250.8

Incurred Losses and LAE	317.0	293.0	163.6	145.5
Insurance Expenses	131.2	136.6	65.9	69.3

Operating Profit	36.4	66.3	13.2	36.0
Income Tax Expense	8.5	19.0	2.6	10.6

Net Income	$27.9	$47.3	$10.6	$25.4

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	65.2%	57.6%	63.8%	54.6%
Incurred Catastrophe Loss and LAE Ratio	3.5%	4.7%	6.8%	6.6%

Total Incurred Loss and LAE Ratio	68.7%	62.3%	70.6%	61.2%
Incurred Expense Ratio	28.5%	29.0%	28.5%	29.1%

Combined Ratio	97.2%	91.3%	99.1%	90.3%

(Dollars in Millions)	June 30, 2007	Dec. 31, 2006
Insurance Reserves:
Personal Automobile	$397.5	$399.9
Homeowners	98.4	106.6
Other Personal	31.7	27.6

Insurance Reserves	$527.6	$534.1

Kemper (continued)

(Dollars in Millions)	June 30, 2007	Dec. 31, 2006
Insurance Reserves:
Loss Reserves:
Case	$259.8	$238.6
Incurred but Not Reported	177.3	200.8

Total Loss Reserves	437.1	439.4
LAE Reserves	90.5	94.7

Insurance Reserves	$527.6	$534.1

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Favorable Loss and LAE Reserve
Development, Net (excluding Catastrophes)	$25.2	$34.1	$14.0	$16.5
Favorable (Adverse) Catastrophe Loss and LAE
Reserve Development, Net	6.4	(0.2)	3.0	—

Total Favorable Loss and LAE Reserve Development, Net	$31.6	$33.9	$17.0	$16.5

Loss and LAE Reserve Development as a Percentage of
Insurance Reserves at Beginning of Year	5.9%	6.1%	3.2%	3.0%

Earned Premiums in the Kemper segment decreased by $9.4 million and $6.3 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006. Earned premiums on automobile insurance decreased by $7.6 million and $4.3 million for the six and three months ended June 30, 2007, respectively, due primarily to lower volume. Earned premiums on homeowners insurance decreased by $0.7 million and $1.4 million for the six and three months ended June 30, 2007, respectively, due primarily to lower volume and higher cost of reinsurance. Other personal insurance earned premiums decreased by $1.1 million and $0.6 million for the six and three months ended June 30, 2007, respectively, due primarily to higher cost of reinsurance.

The Kemper segment is reducing its exposures to natural disasters by reducing its homeowners insurance and other property insurance business in certain coastal areas of the United States. The affected areas comprise approximately 6% of the Kemper segment’s business. The Kemper segment estimates that its actions to reduce coastal exposures resulted in decreases in earned premiums on homeowners insurance and other property insurance by approximately $5.3 million and $2.9 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006. The Kemper segment estimates that earned premiums on homeowners insurance and other property insurance will decrease by approximately $12 million to $13 million for the full year in 2007 as a result of these actions.

Net Investment Income decreased by $1.9 million and $1.8 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006 due to lower yields on investments and lower levels of investments. Yields on investments decreased due primarily to a change in the investment mix from fixed maturities to other investments.

Operating Profit in the Kemper segment decreased by $29.9 million and $22.8 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006, due primarily to higher incurred losses and LAE, partially offset by lower insurance expenses.

Kemper (continued)

Incurred losses and LAE increased for the six months ended June 30, 2007, due primarily to higher non-catastrophe incurred losses and LAE, and to a lesser extent the impact of lower favorable loss and LAE reserve development, (which recognizes changes in estimates of prior year loss and LAE reserves in the current period), partially offset by lower catastrophe losses and LAE due largely to higher favorable catastrophe loss and LAE reserve development. Automobile insurance incurred losses and LAE increased due primarily to higher non-catastrophe losses and LAE and the impact of lower favorable loss and LAE reserve development. Loss and LAE reserve development on automobile insurance had a favorable effect of $16.2 million for the six months ended June 30, 2007, compared to a favorable effect of $22.2 million for the same period in 2006. Catastrophe losses and LAE (including development) on automobile insurance were $2.2 million for the six months ended June 30, 2007, compared to $2.9 million in 2006. Homeowners insurance incurred losses and LAE increased due primarily to higher non-catastrophe losses and LAE, partially offset by the impact of higher favorable loss and LAE reserve development due largely to higher favorable catastrophe loss and LAE reserve development. Loss and LAE reserve development on homeowners insurance had a favorable effect of $14.9 million (including favorable development of $5.9 million for catastrophes) for the six months ended June 30, 2007, compared to a favorable effect of $6.7 million for the same period in 2006. Catastrophe losses and LAE (including development) on homeowners insurance were $13.6 million for the six months ended June 30, 2007, compared to $18.1 million in 2006. Favorable loss and LAE reserve development on other insurance was $0.5 million for the six months ended June 30, 2007, compared to $5.0 million in 2006.

Incurred losses and LAE increased for the three months ended June 30, 2007, compared to the same period in 2006, due primarily to higher non-catastrophe incurred losses and LAE. Automobile insurance incurred losses and LAE increased due primarily to higher non-catastrophe losses and LAE in the current accident quarter. Loss and LAE reserve development on automobile insurance had a favorable effect of $10.7 million for the three months ended June 30, 2007, compared to a favorable effect of $10.4 million for the same period in 2006. Catastrophe losses and LAE (including development) on automobile insurance were $2.1 million for the three months ended June 30, 2007, compared to $2.5 million in 2006. Homeowners insurance incurred losses and LAE increased due primarily to higher non-catastrophe losses and LAE, partially offset by the impact of higher favorable loss and LAE reserve development. Loss and LAE reserve development on homeowners insurance had a favorable effect of $5.8 million (including favorable development of $2.8 million for catastrophes) for the three months ended June 30, 2007, compared to a favorable effect of $2.2 million for the same period in 2006. Catastrophe losses and LAE on homeowners insurance were $13.4 million for the three months ended June 30, 2007, compared to $12.7 million in 2006. Favorable loss and LAE reserve development on other insurance was $0.5 million for the three months ended June 30, 2007, compared to $3.9 million in 2006.

The Kemper segment’s actuaries continued to place greater weight on the emerging loss development trends in the current year actuarial indications. In addition, beginning in 2007, the Company’s senior actuary and senior management began placing greater reliance on the actuarial indications in determining the appropriate estimated level of reserves for the current accident year. See the caption entitled “Critical Accounting Estimates” in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in the 2006 Annual Report and in this Quarterly Report on Form 10-Q (the “2007 Quarterly Report”) for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Insurance Expenses decreased by $5.4 million and $3.4 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006, due primarily to changes in the Kemper segment’s estimate of premium taxes and other licensing and regulatory fees, and lower other underwriting expenses.

Net Income in the Kemper segment decreased by $19.4 million and $14.8 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006, due primarily to the changes in Operating Profit. The Kemper segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $12.4 million and $6.1 million for the six and three months ended June 30, 2007, respectively, compared to $12.5 million and $6.2 million for the same periods in 2006.

Unitrin Specialty

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Earned Premiums:
Personal Automobile	$170.0	$162.2	$87.0	$82.7
Commercial Automobile	54.5	59.4	27.1	29.7

Total Earned Premiums	224.5	221.6	114.1	112.4
Net Investment Income	10.3	11.3	4.8	5.7
Other Income	0.1	—	0.1	—

Total Revenues	234.9	232.9	119.0	118.1

Incurred Losses and LAE	169.4	167.3	85.4	85.7
Insurance Expenses	45.2	46.2	22.9	23.6

Operating Profit	20.3	19.4	10.7	8.8
Income Tax Expense	5.2	4.9	2.8	2.2

Net Income	$15.1	$14.5	$7.9	$6.6

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	75.3%	75.2%	74.5%	75.4%
Incurred Catastrophe Loss and LAE Ratio	0.2%	0.3%	0.3%	0.8%

Total Incurred Loss and LAE Ratio	75.5%	75.5%	74.8%	76.2%
Incurred Expense Ratio	20.1%	20.8%	20.1%	21.0%

Combined Ratio	95.6%	96.3%	94.9%	97.2%

(Dollars in Millions)	June 30, 2007	Dec. 31, 2006
Insurance Reserves:
Personal Automobile	$148.5	$151.9
Commercial Automobile	120.2	124.5
Other	15.0	17.0

Insurance Reserves	$283.7	$293.4

(Dollars in Millions)	June 30, 2007	Dec. 31, 2006
Insurance Reserves:
Loss Reserves:
Case	$158.9	$162.4
Incurred but Not Reported	79.8	77.9

Total Loss Reserves	238.7	240.3
LAE Reserves	45.0	53.1

Insurance Reserves	$283.7	$293.4

Unitrin Specialty (continued)

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$6.0	$5.6	$3.0	$1.9
Favorable Catastrophe Loss and LAE Reserve Development, Net	—	0.5	—	—

Total Favorable Loss and LAE Reserve Development, Net	$6.0	$6.1	$3.0	$1.9

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	2.0%	2.1%	1.0%	0.6%

Earned Premiums in the Unitrin Specialty segment increased by $2.9 million and $1.7 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006, due primarily to higher earned premiums on personal automobile insurance, partially offset by lower earned premiums on commercial automobile insurance. Personal automobile insurance earned premiums increased by $7.8 million and $4.3 million for the six and three months ended June 30, 2007, respectively, due primarily to higher volume. Commercial automobile insurance earned premiums decreased by $4.9 million and $2.6 million for the six and three months ended June 30, 2007, respectively, due to lower volume and lower average premium rates. Average premium rates for commercial automobile insurance decreased primarily due to a change in the Unitrin Specialty segment’s mix of business from heavier weight class vehicles with higher limits of liability insurance to lighter weight vehicles with lower limits of liability insurance.

Net Investment Income decreased by $1.0 million and $0.9 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006, due to lower yields on investments and lower levels of investments. Yields on investments decreased due primarily to a change in the investment mix from fixed maturities to other investments.

Operating Profit in the Unitrin Specialty segment increased by $0.9 million and $1.9 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006, due primarily to lower incurred loss and LAE in both commercial automobile insurance and certain reinsurance pools that are in run-off and lower insurance expenses as a percentage of earned premium, partially offset by higher personal automobile insurance incurred losses and LAE and, to a lesser extent, the lower net investment income. Insurance expenses as a percentage of earned premiums decreased due primarily to the increased volume of personal automobile insurance.

Commercial automobile insurance incurred losses and LAE as a percentage of earned premiums decreased due primarily to higher favorable loss and LAE reserve development and, to a lesser extent, the change in the mix of lighter weight and heavier weight commercial vehicles insured by the Unitrin Specialty segment. Commercial automobile insurance loss and LAE reserve development had a favorable effect of $4.8 million and $2.0 million for the six and three months ended June 30, 2007, respectively, compared to a favorable effect of $1.1 million and $0.6 million for the same periods in 2006. Loss and LAE reserve development on certain reinsurance pools in run-off, included in other insurance, had a favorable effect of $0.7 million and $0.8 million for the six and three months ended June 30, 2007, respectively, compared to no reserve development for the same periods in 2006. Personal automobile insurance incurred losses and LAE as a percentage of earned premiums increased due primarily to lower favorable loss and LAE reserve development. Personal automobile insurance loss and LAE reserve development had a favorable effect of $0.5 million and $0.3 million for the six and three months ended June 30, 2007, respectively, compared to a favorable effect of $5.0 million and $1.3 million for the same periods in 2006.

Unitrin Specialty (continued)

Overall, loss and LAE reserve development in the Unitrin Specialty segment had a favorable effect of $6.0 million and $3.0 million for the six and three months ended June 30, 2007, respectively, compared to a favorable effect of $6.1 million and $1.9 million for the same periods in 2006. Beginning in 2007, the Company’s senior actuary and senior management began placing greater reliance on the actuarial indications in determining the appropriate estimated level of reserves for the current accident year. See the caption entitled “Critical Accounting Estimates” in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in the 2006 Annual Report and in this 2007 Quarterly Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Net Income in the Unitrin Specialty segment increased by $0.6 million and $1.3 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006. The Unitrin Specialty segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $5.5 million and $2.7 million for the six and three months ended June 30, 2007, respectively, compared to $5.6 million and $2.8 million for the same periods in 2006.

Unitrin Direct

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Earned Premiums	$114.8	$111.2	$58.7	$56.6
Net Investment Income	4.2	4.6	2.0	2.3
Other Income	0.2	0.2	0.1	0.1

Total Revenues	119.2	116.0	60.8	59.0

Incurred Losses and LAE	94.2	88.0	48.8	43.7
Insurance Expenses	42.7	30.3	20.7	14.9

Operating Profit (Loss)	(17.7)	(2.3)	(8.7)	0.4
Income Tax Benefit	6.9	1.6	3.4	0.2

Net Income (Loss)	$(10.8)	$(0.7)	$(5.3)	$0.6

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	81.9%	78.5%	82.9%	76.4%
Incurred Catastrophe Loss and LAE Ratio	0.2%	0.6%	0.2%	0.8%

Total Incurred Loss and LAE Ratio	82.1%	79.1%	83.1%	77.2%
Incurred Expense Ratio	37.2%	27.2%	35.3%	26.3%

Combined Ratio	119.3%	106.3%	118.4%	103.5%

(Dollars in Millions)	June 30, 2007	Dec. 31, 2006
Insurance Reserves:
Loss Reserves:
Case	$73.7	$71.4
Incurred but Not Reported	16.6	16.8

Total Loss Reserves	90.3	88.2
LAE Reserves	19.2	18.6

Insurance Reserves	$109.5	$106.8

Unitrin Direct (continued)

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Adverse Loss and LAE Reserve Development, Net (excluding Catastrophes)	$(1.6)	$(0.4)	$(0.8)	$(0.8)
Adverse Catastrophe Loss and LAE Reserve Development, Net	—	(0.2)	—	—

Total Adverse Loss and LAE Reserve Development, Net	$(1.6)	$(0.6)	$(0.8)	$(0.8)

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	-1.5%	-0.6%	-0.7%	-0.8%

During the first six months of 2007, the Unitrin Direct segment began implementing direct marketing initiatives intended to accelerate its growth, which resulted in higher written premiums and a higher number of policies in force. Written premiums are recognized as earned premiums over the terms of the respective policies. Unitrin Direct expects that the increase in written premiums and the resulting higher number of policies in force will continue to result in higher earned premiums in future periods. The number of policies inforce increased from December 31, 2006 by 8.7%, to over 140,000 at June 30, 2007. Direct marketing initially results in higher expenses as a percentage of earned premiums because up-front marketing costs, to the extent they are not deferrable, are expensed as incurred, generally prior to when premiums are written and subsequently earned. It takes several months for all policies that ultimately result from responses to a marketing campaign to be issued and for the associated written premiums to be recognized as earned premiums over the term of the policies. Direct marketing initiatives are expected to result in operating losses in the Unitrin Direct segment for the next several years.

On June 29, 2007, Trinity Universal Insurance Company (“Trinity”), a subsidiary of the Company, completed its acquisition of 100% of Merastar Industries LTD, including its wholly owned subsidiary, Merastar Insurance Company (“Merastar”) in a cash transaction for a total purchase price of $47.8 million, including related transaction costs of $0.6 million. Merastar specializes in the sale of personal automobile and homeowners insurance through employer-sponsored voluntary benefit programs. Beginning with the Company’s third quarter of 2007, the results for Merastar will be included in the Unitrin Direct business segment. Results for Merastar from the date of acquisition to June 30, 2007 were not material. For the year ended December 31, 2006, Merastar reported direct written premiums of approximately $54 million.

Earned Premiums in the Unitrin Direct segment increased by $3.6 million for the six months ended June 30, 2007, compared to the same period in 2006, due primarily to higher average premium rates and to a lesser extent, higher volume of insurance. Earned Premiums increased by $2.1 million for the three months ended June 30, 2007, compared to the same period in 2006, due primarily to higher volume of insurance and to a lesser extent, higher average premium rates. The higher volume of insurance is due primarily to the direct marketing initiatives, however the vast majority of the earned premiums resulting from the direct marketing initiatives will be recognized in subsequent quarters.

The Unitrin Direct segment reported an Operating Loss of $17.7 million for the six months ended June 30, 2007, compared to an Operating Loss of $2.3 million for the same period in 2006. The Unitrin Direct segment reported an Operating Loss of $8.7 million for the three months ended June 30, 2007, compared to an Operating Profit of $0.4 million for the same period in 2006. Operating results decreased due primarily to higher marketing and other policy acquisition expenses and higher losses and LAE as a percentage of earned premiums. Marketing and other policy acquisition expenses as a percentage of earned premiums increased from 9.6% for the six months ended June 30, 2006 to 17.1% for the same period in 2007, and increased from 9.5% for the three months ended June 30, 2006 to 15.4% for the same period in 2007 due primarily to increased spending on direct mail, web, and television advertising. Insurance expenses also increased due primarily to additional staffing to support the higher number of policies inforce. Losses and LAE increased in the Unitrin Direct segment due primarily to increased severity of losses and LAE for the three months ended June 30, 2007, and higher adverse loss and LAE reserve development for the six months ended June 30, 2007, compared to the same periods in 2006. Unitrin Direct recognized adverse loss and LAE reserve development of $1.6 million for the six months ended June 30, 2007, compared to adverse loss and LAE reserve development of $0.6 million for the same period in 2006. Unitrin Direct recognized adverse loss and LAE reserve development of $0.8 million for both the three months periods ended June 30, 2007 and 2006. See the caption entitled “Critical Accounting Estimates” in the Company’s Management’s Discussion and Analysis of Results of Operations

Unitrin Direct (continued)

and Financial Condition presented in the 2006 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Unitrin Direct reported a Net Loss of $10.8 million for the six months ended June 30, 2007, compared to a Net Loss of $0.7 million for the same period in 2006. For the three months ended June 30, 2007, Unitrin Direct reported a Net Loss of $5.3 million, compared to Net Income of $0.6 million for the same period in 2006. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $2.2 million and $1.1 million for the six and three months ended June 30, 2007, respectively, compared to $2.3 million and $1.1 million for the same periods in 2006.

Unitrin Business Insurance

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Earned Premiums:
Commercial Automobile	$28.5	$29.5	$14.3	$14.6
Commercial Property and Liability	43.9	42.0	22.7	21.0
Workers’ Compensation	11.1	10.0	5.7	4.8
Commercial Reinsurance Program	—	12.1	—	6.4

Total Earned Premiums	83.5	93.6	42.7	46.8
Net Investment Income	12.6	14.7	5.7	7.5
Other Income	0.1	1.3	0.1	1.3

Total Revenues	96.2	109.6	48.5	55.6

Incurred Losses and LAE	43.6	58.0	22.3	26.3
Insurance Expenses	45.6	47.9	23.8	23.2

Operating Profit	7.0	3.7	2.4	6.1
Income Tax Benefit (Expense)	(0.1)	1.2	0.3	(0.8)

Net Income	$6.9	$4.9	$2.7	$5.3

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	48.4%	59.9%	46.6%	53.2%
Incurred Catastrophe Loss and LAE Ratio	3.8%	2.1%	5.6%	3.0%

Total Incurred Loss and LAE Ratio	52.2%	62.0%	52.2%	56.2%
Incurred Expense Ratio	54.6%	51.2%	55.7%	49.6%

Combined Ratio	106.8%	113.2%	107.9%	105.8%

(Dollars in Millions)	June 30, 2007	Dec. 31, 2006
Insurance Reserves:
Commercial Automobile	$65.3	$69.9
Commercial Property and Liability	206.1	207.7
Workers’ Compensation	75.8	84.2
Commercial Reinsurance Program	31.6	36.1

Insurance Reserves	$378.8	$397.9

Unitrin Business Insurance (continued)

(Dollars in Millions)	June 30, 2007	Dec. 31, 2006
Insurance Reserves:
Loss Reserves:
Case	$127.4	$138.0
Incurred but Not Reported	159.5	168.7

Total Loss Reserves	286.9	306.7
LAE Reserves	91.9	91.2

Insurance Reserves	$378.8	$397.9

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$14.5	$11.1	$7.6	$6.3
Favorable (Adverse) Catastrophe Loss and LAE Reserve Development, Net	(0.1)	(0.3)	—	0.1

Total Favorable Loss and LAE Reserve Development, Net	$14.4	$10.8	$7.6	$6.4

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	3.6%	2.6%	1.9%	1.5%

During 2005, Unitrin Business Insurance re-engineered certain business processes as it began transforming the structure that remained from the former Multi Lines Insurance segment into a structure more suitable and scalable to its future commercial lines insurance strategy. During the first half of 2006, Unitrin Business Insurance completed the migration of its policies to its new policy administration system and completed the closure of two of its full service regional offices, substantially completed the closure of a third full service regional office and scaled back a fourth office. Although the new, scalable structure better matches the current size of the Unitrin Business Insurance segment, the segment will likely not reach adequate economies of scale for several years. The Unitrin Business Insurance management team faces significant challenges to grow its business to adequate scale in the face of a highly competitive premium rate environment. As a result of these challenges, the Company continues to explore strategic alternatives for this segment. There can be no assurances as to whether or when this process will lead to the implementation of any such alternatives.

The Unitrin Business Insurance segment’s former commercial reinsurance program consisted of certain business written and administered by First NonProfit Insurance Company (“FNP”). FNP specializes in providing various forms of commercial insurance to charitable and other nonprofit organizations. The Unitrin Business Insurance segment exited this commercial reinsurance business effective January 1, 2007. See Note 14, “Relationships with Mutual Insurance Holding Companies and Mutual Insurance Companies,” to the Condensed Consolidated Financial Statements for additional information about this reinsurance arrangement.

Earned Premiums in the Unitrin Business Insurance segment decreased by $10.1 million and $4.1 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006, due primarily to the exit from its commercial reinsurance business. Excluding the impact of the exit from the commercial reinsurance business, Earned Premiums in the Unitrin Business Insurance segment increased by $2.0 million and $2.3 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006, due to higher volume, partially offset by lower average premium rates. The Unitrin Business Insurance segment continues to reduce insurance rates across most product lines due to increased competition in its markets, while at the same time increasing the volume of insurance written by focusing on larger accounts written through its account executive distribution network. Business

Unitrin Business Insurance (continued)

written by the Unitrin Business Insurance segment increased for both the six and three months ended June 30, 2007, compared to the same periods in 2006. The increase in business written is due primarily to a more fully staffed and trained account executive distribution network. The Unitrin Business Insurance segment expects earned premiums to increase slightly in 2007, due primarily to the impact of having a more fully staffed and trained account executive distribution network, partially offset by increased competition, lower insurance premium rates, the impact of efforts to reduce exposure to natural disasters and the market impact of the Company’s announcement about exploring strategic alternatives for this segment.

Net Investment Income decreased by $2.1 million for the six months ended June 30, 2007, compared to the same period in 2006, due to lower levels of investments and, to a lesser extent, lower yields on investments. Net Investment Income decreased by $1.8 million for the three months ended June 30, 2007, compared to the same period in 2006, due to lower yields on investments and, to a lesser extent, lower levels of investments. Yields on investments decreased for both the six and three months ended June 30, 2007, due primarily to a change in the investment mix from fixed maturities to other investments. Other Income in the Unitrin Business Insurance segment in the second quarter of 2006 includes a gain of $1.3 million on the sale of a regional office building.

Operating Profit in the Unitrin Business Insurance segment increased by $3.3 million for the six months ended June 30, 2007, compared to the same period in 2006, due primarily to lower incurred losses and LAE, partially offset by higher insurance expenses as a percentage of earned premium, the lower Net Investment Income and the lower Other Income. Insurance Expenses for the six and three months ended June 30, 2007 included $1.3 million related to the Company’s process of exploring strategic alternatives, including the amortization of pay-to-stay bonuses. Incurred losses and LAE decreased in 2007, compared to the same period in 2006, due primarily to the abnormally high number of large fire losses that occurred in the first six months of 2006 and higher favorable loss and LAE reserve development (which recognizes changes in estimates of prior year reserves in the current period) recorded in 2007. Loss and LAE reserve development, including development of catastrophe losses and LAE, was $14.4 million favorable for the six months ended June 30, 2007, compared to $10.8 million favorable for the same period in 2006. Catastrophe losses and LAE (including development) were $3.2 million for the six months ended June 30, 2007, compared to $2.0 million for the same period in 2006.

Operating Profit in the Unitrin Business Insurance segment decreased by $3.7 million for the three months ended June 30, 2007, compared to the same period in 2006, due primarily to higher insurance expenses, the lower Net Investment Income and the lower Other Income, partially offset by the lower incurred losses and LAE. Loss and LAE reserve development, including development of catastrophe losses and LAE, was $7.6 million favorable for the three months ended June 30, 2007, compared to $6.4 million favorable for the same period in 2006. Catastrophe losses and LAE (including development) were $2.4 million for the three months ended June 30, 2007, compared to $1.4 million for the same period in 2006.

Beginning in 2007, the Company’s senior actuary and senior management began placing greater reliance on the actuarial indications in determining the appropriate estimated level of reserves for the current accident year. See the caption entitled “Critical Accounting Estimates” in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in the 2006 Annual Report and in this 2007 Quarterly Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

The Unitrin Business Insurance segment reported Net Income of $6.9 million and $2.7 million for the six and three months ended June 30, 2007, respectively, compared to Net Income of $4.9 million and $5.3 million for the same periods in 2006. The Unitrin Business Insurance segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $6.7 million and $3.2 million for the six and three months ended June 30, 2007, respectively, compared to $7.3 million and $4.0 million for the same periods in 2006.

Life and Health Insurance

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Earned Premiums:
Life	$197.3	$202.5	$98.3	$101.0
Accident and Health	79.5	79.8	39.9	39.7
Property	55.5	58.6	27.7	29.6

Total Earned Premiums	332.3	340.9	165.9	170.3
Net Investment Income	100.8	88.3	52.2	45.8
Other Income	0.5	—	0.2	—

Total Revenues	433.6	429.2	218.3	216.1
Policyholders’ Benefits and Incurred Losses and LAE	203.8	216.3	99.4	108.0
Insurance Expenses	143.1	157.4	73.0	80.3

Operating Profit	86.7	55.5	45.9	27.8
Income Tax Expense	30.2	19.6	16.0	10.0

Net Income	$56.5	$35.9	$29.9	$17.8

(Dollars in Millions)	June 30, 2007	Dec. 31, 2006
Insurance Reserves:
Life	$2,421.2	$2,386.6
Accident and Health	97.7	99.5
Property	6.7	6.9

Insurance Reserves	$2,525.6	$2,493.0

Earned Premiums in the Life and Health Insurance segment decreased by $8.6 million and $4.4 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006. Earned premiums on life insurance decreased by $5.2 million and $2.7 million, due primarily to lower volume. Earned premiums on property insurance sold by the Life and Health Insurance segment’s career agents decreased by $3.1 million and $1.9 million, due primarily to lower volume related to the Company’s strategy to reduce coastal exposures and to an increase in the cost of catastrophe reinsurance. The Life and Health Insurance segment is reducing its exposures to natural disasters by suspending its new business sales and non-renewing selected property insurance business in certain coastal areas of the Gulf and southeastern United States. Prior to this action, the affected areas comprised approximately 20% of the Life and Health Insurance segment’s property insurance business. The Life and Health Insurance segment estimates that earned premiums on property insurance decreased by approximately $1.2 million and $0.7 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006, as a result of reducing its coastal exposures. The Life and Health Insurance segment estimates that earned premiums on property insurance will decrease by approximately $5 million for the full year in 2007. The cost of catastrophe reinsurance coverage was $4.6 million for the six months ended June 30, 2007, compared to $3.0 million in 2006. The cost of catastrophe reinsurance coverage was $2.3 million for the three months ended June 30, 2007, compared to $1.5 million in 2006. The cost of catastrophe reinsurance increased in 2007 due primarily to the higher cost of the Life and Health Insurance segment’s catastrophe reinsurance program which became effective on January 1, 2007.

In the fourth quarter of 2006, the Company’s subsidiary, Reserve National Insurance Company (“Reserve National”), entered into a reinsurance agreement whereby, effective January 1, 2007, Reserve National assumes 100% of certain accident and health insurance business. Earned premiums on accident and health insurance increased $2.2 million and $0.9 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006, due to this reinsurance agreement. Excluding the impact of the reinsurance agreement, earned premiums on accident and health insurance decreased by $2.5 million for the six months ended June 30, 2007, compared to 2006, as lower volume of accident and health insurance, primarily on limited benefit medical and Medicare supplement products,

Life and Health Insurance (continued)

contributed $5.8 million to the decrease in accident and health insurance earned premiums, while higher average premium rates on those same products accounted for an increase of $3.3 million. Excluding the impact of the reinsurance agreement, earned premiums on accident and health insurance decreased by $0.7 million for the three months ended June 30, 2007, compared to the same period in 2006, as lower volume of accident and health insurance, primarily on limited benefit medical and Medicare supplement products, contributed $2.3 million to the decrease in accident and health insurance earned premiums, while higher average premium rates on those same products accounted for an increase of $1.6 million.

Net Investment Income increased by $12.5 million and $6.4 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006, due primarily to higher yields on investments. Yields on investments increased due primarily to a one-time dividend of $5.2 million from the Company’s equity investment in IRI and higher yields on fixed maturity investments.

Other Income for the six and three months ended June 30, 2007 includes $0.4 million and $0.2 million, respectively, of amortization of a deferred gain related to the August 2006 sale and leaseback of Reserve National’s home office building. The remaining deferred gain of $1.8 million will be amortized over the remaining 25-month term of the leaseback.

Policyholders’ Benefits and Incurred Losses and LAE declined in most major product lines for both the six and three months ended June 30, 2007. Life insurance benefits decreased due primarily to improved mortality. Accident and health insurance benefits on Reserve National’s insurance products decreased due primarily to lower frequency of claims incurred, partially offset by higher average claims incurred for the six months ended June 30, 2007.

Incurred losses and LAE on property insurance sold by the Life and Health Insurance segment’s career agents declined, due primarily to lower catastrophe losses (including development), net of reinsurance, partially offset by higher non-catastrophe losses and LAE as a percentage of earned premiums. Catastrophe losses and LAE were $3.8 million and $2.2 million for the six and three months ended June 30, 2007, respectively, compared to $8.7 million and $7.6 million for the six and three months ended June 30, 2006, respectively. Catastrophe losses and LAE for the six and three months ended June 30, 2006 included adverse development of $3.6 million, net of reinsurance, on Hurricane Katrina. The Life and Health Insurance segment experienced significant weather related losses in the first and second quarters of 2007, compared to the same periods in 2006, from events that were not severe enough to be classified as catastrophes by the Insurance Services Office.

Insurance expenses decreased due primarily to lower commission expense, partially the result of lower amortization of deferred policy acquisition costs and also due to lower administrative expenses.

Operating Profit in the Life and Health Insurance segment increased by $31.2 million and $18.1 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006, due to the higher Net Investment Income, lower insurance expenses, and the lower policyholders’ benefits and incurred losses and LAE.

Net Income in the Life and Health Insurance segment increased by $20.6 million and $12.1 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006, due primarily to the higher Operating Profit.

Consumer Finance

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest, Loan Fees and Earned Discount	$123.4	$114.6	$62.6	$58.9
Net Investment Income	2.0	1.8	1.0	0.9
Other	4.5	3.6	2.3	1.8

Total Revenues	129.9	120.0	65.9	61.6

Provision for Loan Losses	34.0	24.1	17.5	12.5
Interest Expense on Certificates of Deposits	27.8	22.9	14.2	12.0
General and Administrative Expenses	51.8	45.5	26.2	22.8

Operating Profit	16.3	27.5	8.0	14.3
Income Tax Expense	6.8	11.3	3.3	5.8

Net Income	$9.5	$16.2	$4.7	$8.5

Consumer Finance Loan Originations	$420.5	$441.3	$210.6	$223.7

	June 30, 2007	Dec. 31, 2006
Percentage of Consumer Finance Receivables Past Due:
Less than 30 Days	23.9%	26.7%
30 Days to 59 Days	7.8%	8.6%
60 Days to 89 Days	2.4%	3.0%
90 Days and Greater	0.9%	1.3%

Total Past Due	35.0%	39.6%

Ratio of Reserve for Loan Losses to Gross Consumer Finance Receivables	5.2%	5.3%
Weighted-Average Interest Yield on Certificates of Deposits	4.8%	4.7%

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Reserve for Loan Losses—Beginning of Period	$68.8	$62.6	$69.2	$66.1
Provision for Loan Losses	34.0	24.1	17.5	12.5
Net Charge-off:
Consumer Finance Receivables Charged-off	(57.4)	(43.5)	(28.0)	(21.3)
Consumer Finance Receivables Recovered	25.6	25.4	12.3	11.3

Net Charge-off	(31.8)	(18.1)	(15.7)	(10.0)

Reserve for Loan Losses—End of Period	$71.0	$68.6	$71.0	$68.6

Interest, Loan Fees and Earned Discounts in the Consumer Finance segment increased by $8.8 million and $3.7 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006, due primarily to higher levels of loans outstanding, partially offset by lower interest rates. The Consumer Finance segment only makes loans that are secured by automobiles. The Consumer Finance segment has no loans outstanding that are secured by real estate.

Consumer Finance (continued)

Operating Profit in the Consumer Finance segment decreased by $11.2 million and $6.3 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006, due primarily to higher Provision for Loan Losses, Interest Expense on Certificates of Deposits and General and Administrative Expenses. Provision for Loan Losses increased by $9.9 million and $5.0 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006, due primarily to a higher level of loans outstanding and higher net charge-off. Interest Expense on Certificates of Deposits increased by $4.9 million and $2.2 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006, due primarily to higher interest rates on Certificates of Deposits and higher levels of deposits. General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discounts, increased from 39.7% for the six months ended June 30, 2006, to 42.0% for the six months ended June 30, 2007, due primarily to an increase in the number of collectors and higher related collection costs. The improvement in the percentage of consumer finance receivables past due from December 31, 2006 to June 30, 2007 is due in part to the increased collection efforts.

Net Income in the Consumer Finance segment decreased by $6.7 million and $3.8 million for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006, due primarily to the lower Operating Profit.

Equity in Net Income of Investee

Unitrin accounts for its investment in its investee, Intermec, Inc. (“Intermec”), under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports and other publicly-available information, which generally results in a three-month-delay in the inclusion of Intermec’s results in Unitrin’s consolidated financial statements. Equity in Net Income (Loss) of Investee was a loss of $0.2 million and a loss of $0.6 million for the six and three months ended June 30, 2007, respectively. Equity in Net Income of Investee was income of $7.2 million and $1.8 million for the six and three months ended June 30, 2006, respectively.

The fair value of Unitrin’s investment in Intermec exceeded the carrying value of Unitrin’s investment in Intermec by $233.4 million and $214.5 million at June 30, 2007 and December 31, 2006, respectively. In accordance with applicable accounting standards, such excess is not included in the unaudited Condensed Consolidated Financial Statements.

Corporate Investments

The Company considers the management of certain investments, Northrop common and preferred stock, Baker Hughes, Inc. common stock, and its investee, Intermec, to be a corporate responsibility and excludes income from these investments from its operating segments. Dividend income from these investments for the six and three months ended June 30, 2007 and 2006 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Northrop Preferred Stock	$9.3	$3.1	$3.1	$—
Northrop Common Stock	5.0	4.2	2.5	2.3
Baker Hughes Common Stock	0.1	0.1	—	—

Total Unallocated Dividend Income	$14.4	$7.4	$5.6	$2.3

Dividend income from the Company’s investment in Northrop preferred stock increased for the six and three months ended June 30, 2007, compared to the same periods in 2006, due to the timing of the ex-dividend dates.

Corporate Investments (continued)

The changes in the fair value of Corporate Investments for the six months ended June 30, 2007 are summarized below:

		Six Months Ended June 30, 2007
(Dollars in Millions)	Fair Value Dec. 31, 2006	Holding Gain	Dispositions	Fair Value June 30, 2007
Equity Securities:
Northrop Preferred Stock	$236.0	$20.3	$—	$256.3
Northrop Common Stock	500.3	71.8	(63.8)	508.3
Baker Hughes Common Stock	41.1	5.3	(1.1)	45.3
Investee:
Intermec Common Stock	307.2	13.2	—	320.4

Total Corporate Investments	$1,084.6	$110.6	$(64.9)	$1,130.3

Net Realized Investment Gains

The components of Net Realized Investment Gains for the six and three months ended June 30, 2007 and 2006 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Fixed Maturities:
Gains on Dispositions	$1.2	$2.0	$0.7	$1.1
Losses on Dispositions	(3.7)	(4.4)	(3.7)	(4.0)
Losses from Write-downs	(0.7)	—	(0.2)	—
Northrop Common Stock:
Gains on Dispositions	26.6	5.6	7.7	1.8
Other Equity Securities:
Gains on Dispositions	14.8	19.8	10.9	11.3
Losses on Dispositions	(0.5)	(0.8)	(0.4)	(0.4)
Losses from Write-downs	(0.3)	(1.7)	—	(0.7)
Real Estate:
Gains on Dispositions	1.9	—	1.9	—
Other Investments:
Gains on Dispositions	0.3	0.3	0.2	0.1
Losses on Dispositions	(0.1)	(0.2)	(0.1)	(0.2)

Net Realized Investment Gains	$39.5	$20.6	$17.0	$9.0

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other than temporary declines in fair value are reported in the Condensed Consolidated Statements of Income in the period that the decline was determined to be other than temporary. Net Realized Investment Gains for the six and three months ended June 30, 2007 includes pretax losses of $1.0 million and $0.2 million, respectively, resulting from other than temporary declines in the fair values of investments. Net Realized Investment Gains for the six and three months ended June 30, 2006 includes pretax losses of $1.7 million and $0.7 million, respectively, resulting from other than temporary declines in the fair values of investments.

Liquidity and Capital Resources

At June 30, 2007, there were approximately 4.9 million shares of the Company’s outstanding common stock that could be repurchased under the Company’s outstanding repurchase authorization. Common stock may be repurchased in the open market or in privately negotiated transactions from time to time subject to market conditions and other factors. During the first six months of 2007, the Company repurchased 1,600,900 shares of its common stock at an aggregate cost of $75.6 million in open market transactions.

The Company had no outstanding advances under its $325 million, unsecured, revolving credit agreement at June 30, 2007 or December 31, 2006. Undrawn letters of credit issued pursuant to the unsecured, revolving credit agreement were $13.1 million at both June 30, 2007 and December 31, 2006. Accordingly, the amounts available for future borrowing were $311.9 million at both June 30, 2007 and December 31, 2006.

On May 11, 2007, the Company issued $360 million of its 6.00% Senior Notes due May 15, 2017 (the “6.00% Senior Notes”). The 6.00% Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at the Company’s option at specified redemption prices. The Company issued the 6.00% Senior Notes in exchange for proceeds of $354.9 million, net of transaction costs, for an effective yield of 6.19%. The Company used the proceeds from the sale of the notes to repay the $300 million principal aggregate amount of its 5.75% senior notes on July 2, 2007 and for general corporate purposes.

At June 30, 2007, the Company had the following debt outstanding: $300 million of its 5.75% Senior Notes due July 1, 2007, $200 million of its 4.875% Senior Notes due November 1, 2010 and $360 million of its 6.00% Senior Notes due May 15, 2017. Interest expense on such Senior Notes was $17.0 million and $13.9 million for the six months ended June 30, 2007, and 2006, respectively. The Company invested $300 million of the proceeds from the issuance of the 6.00% Senior Notes in various short-term investments until the 5.75% Senior Notes were repaid on July 2, 2007. Interest earned on such investments during the period from May 11, 2007 through June 30, 2007 was $2.2 million.

The Company’s management believes that it has sufficient resources to maintain the payment of dividends to its shareholders at its present level. Sources available for future shareholder dividend payments, the payment of interest on Unitrin’s senior notes and the repurchases of the Company’s common stock include the receipt of dividends from Unitrin’s operating subsidiaries, the receipt of dividends from its investments in Northrop, borrowings under the Company’s revolving credit agreement, and monetization of a portion of the Unitrin parent company’s Northrop holdings. Various state insurance laws restrict the ability of the Company’s insurance subsidiaries to pay dividends without regulatory approval. Such laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Certain risk-based capital regulations also have the effect of limiting the amount of dividends that may be paid by the Company’s consumer finance subsidiary, Fireside Bank. In 2007, the Company estimates that its subsidiaries would be able to pay $322 million in dividends to the Company without prior regulatory approval. During the first quarter of 2007, Trinity paid a cash dividend of $46.0 million to the Unitrin parent company. During the second quarter of 2007, Trinity paid a cash dividend of $34.0 million to the Unitrin parent company, and a dividend which included 323,792 shares of Northrop common stock with a market value of approximately $25 million. During the first six months of 2007, two other subsidiaries of Unitrin (United Insurance Company of America and Fireside Securities Corporation) paid cash dividends totaling $27.0 million and $9.5 million, respectively, to the Unitrin parent company. The Company currently estimates that the Unitrin parent company will receive approximately $102 million in dividends of cash and securities from its subsidiaries during the remainder of 2007. The Unitrin parent company directly held investments in Northrop preferred and common stock with a market value totaling $330.0 million at both June 30, 2007 and December 31, 2006. In addition to the Unitrin parent company’s holdings of Northrop preferred and common stock, Trinity held investments in Northrop common stock with a market value of $434.6 million and $406.3 million at June 30, 2007 and December 31, 2006, respectively. During the first six months of 2007, the Unitrin parent company and Trinity sold a portion of their Northrop common stock, generating gross proceeds of $56.4 million and $7.4 million, respectively.

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

Net Cash Provided by Operating Activities decreased by $10.9 million for the six months ended June 30, 2007, compared to the same period in 2006, due primarily to normal timing differences.

Net Cash Used by Investing Activities is largely dependent on Net Cash Provided by Operating Activities and cash flow from Financing Activities. Cash Flow Used by Investing Activities increased by $399.0 million for the six months ended June 30, 2007, compared to the same period in 2006, due primarily to the Company investing the proceeds from the issuance of the 6.00% Senior Notes pending the payment of the 5.75% Senior Notes and reducing its excess cash on hand in 2007 and investing such excess. The Company temporarily increased its cash on hand significantly at the end of 2006 as a result of certain premium tax planning strategies.

Net Cash Provided by Financing Activities increased by $306.7 million for the six months ended June 30, 2007, compared to the same period in 2006, due primarily to the issuance of the 6.00% Senior Notes, partially offset by $74.8 million of cash used in the first six months of 2007 to repurchase shares of the Company’s common stock. The Company used $29.2 million of cash to repurchase shares of its common stock in the corresponding six month period in 2006.

Interest and Other Expenses

Interest and Other Expenses was $36.1 million and $20.0 million for the six and three months ended June 30, 2007, respectively, compared to $31.7 million and $15.8 million for the same periods in 2006. Interest and Other Expenses increased for the six and three months ended June 30, 2007, compared to the same periods in 2006, due primarily to higher interest expense related to the 6.00% Senior Notes issued in the second quarter of 2007 and higher corporate office expenses. Interest expense, excluding interest on a mortgage note payable included in real estate investment expense, was $17.2 million and $10.1 million the six and three months ended June 30, 2007, respectively, compared to $14.2 million and $7.0 million for the same periods in 2006, respectively.

Income Taxes

The Company’s effective income tax rate differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions, partially offset by the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $37.5 million and $17.7 million for the six and three months ended June 30, 2007, respectively, compared to $33.0 million and $15.3 million for the six and three months ended June 30, 2006, respectively. Tax-exempt investment income and dividends received deductions increased in 2007, due primarily to the timing of the ex-dividend date for the Company’s investment in Northrop preferred stock.

Other

On July 9, 2007 Republic Companies purchased Southern States General Agency, a directly owned subsidiary of Unitrin, Inc., for $4.0 million, which resulted in an after tax gain of $3.2 million. The gain will be reported in the Company’s results for the quarter ended September 30, 2007. Southern States General Agency provides a complete selection of specialty commercial and personal lines property and casualty insurance products through independent insurance agents in Louisiana, Arkansas, Texas and Mississippi. The Company has historically reported results from Southern States General Agency in “Other” for segment purposes.

Accounting Changes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. On January 1, 2007, the Company adopted FIN 48. The initial application of FIN 48 to the Company’s tax positions had no effect on the Company’s Shareholders’ Equity. The Company accounts for its investment in its investee, Intermec, under the equity method of accounting on a three-month-delay basis. Accordingly, the Company recognized its pro rata share of the effect of Intermec’s adoption of FIN 48 in the Company’s financial statements in the second quarter of 2007. Based on Intermec’s disclosure in its Quarterly Report on Form 10-Q for the period ended March 31, 2007, the impact of Intermec’s initial application of FIN 48 resulted in the Company recognizing a reduction in the Company’s Shareholders’ Equity of $0.9 million, which was net of a tax benefit of $0.5 million.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R), Employers’ Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 158 requires the recognition of the funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in the statement of financial position and the recognition of changes in the funded status through comprehensive income in the year in which such changes occur. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit postretirement plans and provided the required disclosures as of December 31, 2006. The Company’s investee, Intermec, recognized the financial impact of SFAS No. 158 in its financial statements at December 31, 2006. The Company accounts for its investment in Intermec under the equity method of accounting on a three-month-delay basis. Accordingly, the Company recognized a decrease of $2.3 million, which was net of a tax benefit of $1.3 million, to its Shareholders’ Equity in the first quarter of 2007 for its pro rata share of the impact of Intermec’s adoption of SFAS No. 158.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the manner or the impact of adoption of SFAS No. 159 on the Company.

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

The Company measures its sensitivity to market risk by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates and equity prices. The evaluation is made using instantaneous changes in interest rates and equity prices on a static balance sheet to determine the effect such changes would have on the Company’s market value at risk and the resulting pretax effect on Shareholders’ Equity. The changes chosen reflect the Company’s view of adverse changes that are reasonably possible over a one-year period. The selection of these changes should not be construed as the Company’s prediction of future market events, but rather an illustration of the impact of such events.

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both June 30, 2007 and December 31, 2006, for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Consumer Finance Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at June 30, 2007 and December 31, 2006, respectively. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at June 30, 2007 and December 31, 2006, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at June 30, 2007 and December 31, 2006, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.69 and 0.58 at June 30, 2007 and December 31, 2006, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended June 30, 2007 and December 31, 2006, respectively, and weighted on the fair value of such securities at June 30, 2007 and December 31, 2006, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

Quantitative Information About Market Risk (continued)

The estimated adverse effects on the market value of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
June 30, 2007
Assets
Investments in Fixed Maturities	$3,759.4	$(261.3)	$—	$(261.3)
Investments in Equity Securities	1,357.3	(1.5)	(89.7)	(91.2)
Consumer Finance Receivables	1,282.1	(17.0)	—	(17.0)

Liabilities
Certificates of Deposits	$1,206.8	$25.7	$—	$25.7
Notes Payable	850.9	32.9	—	32.9

December 31, 2006
Assets
Investments in Fixed Maturities	$3,832.9	$(260.5)	$—	$(260.5)
Investments in Equity Securities	1,305.6	(2.5)	(72.8)	(75.3)
Consumer Finance Receivables	1,231.4	(16.4)	—	(16.4)

Liabilities
Certificates of Deposits	$1,154.6	$22.4	$—	$22.4
Notes Payable	501.3	8.3	—	8.3

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

Qualitative Information About Market Risk (continued)

At June 30, 2007 and December 31, 2006, respectively, $764.6 million and $736.3 million of the Company’s Investments in Equity Securities, which exclude the Company’s Investment in Investee, were concentrated in the preferred and common stock of Northrop. Northrop stated in its 2006 Annual Report on Form 10-K that it is a “premier provider of technologically advanced, innovative products, services and solutions in information and services, aerospace, electronics and shipbuilding. As prime contractor, principal subcontractor, partner, or preferred supplier, Northrop Grumman participates in many high-priority defense and non-defense technology programs in the U.S. and abroad. The company conducts most of its business with the U.S. Government, principally the Department of Defense, and it also conducts business with foreign governments as well as other domestic and international customers.” Accordingly, the Company’s Investments in Equity Securities are sensitive to the nature of Northrop’s industry segments.

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

•

Developments related to insurance policy claims and coverage issues, including, but not limited to, interpretations or decisions by courts or regulators that may govern or influence insurance policy coverage issues arising with respect to losses incurred in connection with hurricanes and other catastrophes;

Caution Regarding Forward-Looking Statements (continued)

•	Governmental actions, including new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions;

•	Adverse outcomes in litigation or other legal and regulatory proceedings involving the Company or its subsidiaries;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services;

•	The impact of residual market assessments and assessments for insurance industry insolvencies;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces;

•	Changes in ratings by credit rating agencies, including A.M. Best Co., Inc.;

•	The level of success and costs expended in realizing economies of scale and implementing significant business consolidations and technology initiatives;

•	Increased costs and risks related to data security;

•	Absolute and relative performance of the Company’s products or services; and

•	Other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

On June 29, 2007, Unitrin completed its acquisition of Merastar Industries LTD and its subsidiaries, including Merastar Insurance Company (“Merastar”), at which time the acquired companies became subsidiaries of the Company. See Note 2 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q for further details of the transaction. The Company is currently in the process of assessing Merastar’s material internal controls over financial reporting. Other than the acquisition, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Items not listed here have been omitted because they are inapplicable or the answer is negative.

Item 1.	Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 13 to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 2.	Changes in Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1—April 30, 2007	—	N/A	—	5,698,854
May 1—May 31, 2007	404,800	$48.07	404,800	5,294,054
June 1—June 30, 2007	429,300	$48.48	429,300	4,864,754

(1)	This number represents purchases made by the Company under its stock repurchase program, which was first announced on August 8, 1990. The repurchase program was subsequently expanded several times, most recently in November 2006, when the Board of Directors expanded the Company’s authority to repurchase the Company’s common stock by an aggregate number of 6,000,000 shares (in addition to approximately 750,000 shares remaining under its prior authorization). The repurchase program does not have an expiration date.
(2)	This table does not include shares withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under the Company’s four stock option plans or shares withheld to satisfy tax withholding obligations on the vesting of awards under the Company’s restricted stock plan.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Unitrin, Inc. was held on May 2, 2007 for the purpose of electing twelve directors and to consider and act upon a proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm.

The final tabulation for each of the twelve nominees for director is as follows:

Nominee	Votes For	Votes Withheld
James E. Annable	59,094,863	1,979,512
Eric J. Draut	59,929,352	1,145,023
Donald V. Fites	59,829,009	1,245,366
Douglas G. Geoga	59,856,529	1,217,846
Reuben L. Hedlund	60,744,556	329,819
Jerrold V. Jerome	60,556,656	517,719
William E. Johnston, Jr.	59,847,246	1,227,129
Wayne Kauth	59,833,493	1,240,882
Fayez S. Sarofim	59,722,146	1,352,229
Donald G. Southwell	60,725,777	348,598
Richard C. Vie	60,577,562	496,813
Ann E. Ziegler	60,862,434	211,941

Shareholders ratified the selection of Deloitte & Touche LLP by the following votes: 60,531,713 votes for ratification, 432,652 votes against and 110,010 votes abstained.

Item 6.	Exhibits

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

3.2	Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

4.1	Rights Agreement between Unitrin, Inc. and Computershare Trust Company, N.A. as successor Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, dated as of August 4, 2004 and amended May 4, 2006 and October 9, 2006 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2004, Exhibits 4.1 and 4.2 to the Company’s Registration Statement on Form 8-A/A dated May 4, 2006 and Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A dated October 10, 2006.)

4.2	Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.3	Officer’s Certificate, including form of Senior Note with respect to the Company’s 5.75% Senior Notes due July 1, 2007 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2002.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 30, 2003.)

4.5	Officer’s Certificate, including form of Senior Note with respect to the Company’s 6.00% Senior Notes due May 15, 2017 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.2	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.3	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.4	Unitrin, Inc. 2002 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.5	2005 Restricted Stock and Restricted Stock Unit Plan (Incorporated herein by reference to Appendix B to the Company’s Proxy Statement, dated March 28, 2005, in connection with the Company’s 2005 Annual Meeting of Shareholders.)

10.6	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.7	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.8	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.9	Form of Restricted Stock Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.10	Unitrin, Inc. Pension Equalization Plan, as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.11

Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006), with the following executive officers:

Richard C. Vie (Chairman)

Donald G. Southwell (President and Chief Executive Officer)

David F. Bengston (Vice President)

John M. Boschelli (Vice President and Treasurer)

Eric J. Draut (Executive Vice President and Chief Financial Officer)

Edward J. Konar (Vice President)

Scott Renwick (Senior Vice President, General Counsel and Secretary)

Richard Roeske (Vice President and Chief Accounting Officer)

Each of the foregoing agreements is identical except that the severance compensation multiple is 3.0 for Messrs. Vie and Southwell and 2.0 for the other executive officers.

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

Unitrin, Inc.

Date: July 30, 2007	/s/ Donald G. Southwell
Donald G. Southwell
President and Chief Executive Officer

Date: July 30, 2007	/s/ Eric J. Draut
Eric J. Draut
Executive Vice President and Chief Financial Officer