Form 10-Q
period 2007-09-30
UNITRIN INC
filed 2007-10-29
CIK 860748

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For Quarterly Period Ended September 30, 2007

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

64,764,178 shares of common stock, $0.10 par value, were outstanding as of October 26, 2007.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Nine Months Ended		Three Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Revenues:
Earned Premiums	$1,712.6	$1,719.3	$579.9	$575.1
Consumer Finance Revenues	197.8	184.3	67.9	64.3
Net Investment Income	231.4	208.0	74.6	71.4
Other Income	2.7	13.4	0.5	11.7
Net Realized Investment Gains	52.0	23.7	12.5	3.1

Total Revenues	2,196.5	2,148.7	735.4	725.6

Expenses:
Policyholders’ Benefits and Incurred
Losses and Loss Adjustment Expenses	1,168.0	1,125.6	383.6	361.0
Insurance Expenses	525.4	538.7	179.6	182.0
Consumer Finance Expenses	190.3	146.2	76.7	53.7
Interest and Other Expenses	52.2	47.2	16.1	15.5

Total Expenses	1,935.9	1,857.7	656.0	612.2

Income from Continuing Operations before Income
Taxes and Equity in Net Income of Investee	260.6	291.0	79.4	113.4
Income Tax Expense	77.6	91.2	22.7	35.0

Income from Continuing Operations before Equity in Net Income of Investee	183.0	199.8	56.7	78.4
Equity in Net Income of Investee	0.7	8.6	0.9	1.4

Income from Continuing Operations	183.7	208.4	57.6	79.8

Discontinued Operations:
Income from Discontinued Operations Before Income Taxes	18.2	14.4	8.7	7.7
Income Tax Expense	3.0	1.3	2.0	1.4

Income from Discontinued Operations	15.2	13.1	6.7	6.3

Net Income	$198.9	$221.5	$64.3	$86.1

Income Per Share from Continuing Operations	$2.79	$3.06	$0.89	$1.18
Income Per Share from Discontinued Operations	0.23	0.19	0.10	0.09

Net Income Per Share	$3.02	$3.25	$0.99	$1.27

Income Per Share from Continuing
Operations Assuming Dilution	$2.77	$3.04	$0.88	$1.18
Income Per Share from Discontinued
Operations Assuming Dilution	0.23	0.19	0.10	0.09

Net Income Per Share Assuming Dilution	$3.00	$3.23	$0.98	$1.27

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2007 - $3,761.4; 2006 - $3,780.3)	$3,788.1	$3,832.9
Northrop Grumman Corporation Preferred Stock at Fair Value (Cost: 2007 - $177.5; 2006 - $177.5)	257.7	236.0
Northrop Grumman Corporation Common Stock at Fair Value (Cost: 2007 - $271.3; 2006 - $318.8)	490.5	500.3
Other Equity Securities at Fair Value (Cost: 2007 - $415.1; 2006 - $407.8)	602.7	569.3
Investee (Intermec) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2007 - $330.6; 2006 - $307.2)	88.9	92.7
Short-term Investments at Cost which Approximates Fair Value	639.1	465.2
Other	687.0	594.6

Total Investments	6,554.0	6,291.0

Cash	49.0	157.9
Consumer Finance Receivables at Cost, Net (Fair Value: 2007 - $1,299.9; 2006 - $1,231.4)	1,296.2	1,227.0
Other Receivables	673.9	730.4
Deferred Policy Acquisition Costs	451.0	444.7
Goodwill	314.7	344.7
Other Assets	113.7	125.7
Assets of Discontinued Operations	129.5	—

Total Assets	$9,582.0	$9,321.4

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$2,529.7	$2,486.1
Property and Casualty	1,354.5	1,432.6

Total Insurance Reserves	3,884.2	3,918.7

Certificates of Deposits at Cost (Fair Value: 2007 - $1,280.7; 2006 - $1,154.6)	1,285.4	1,162.7
Unearned Premiums	754.3	778.9
Liabilities for Income Taxes	305.0	285.1
Notes Payable at Amortized Cost (Fair Value: 2007 - $554.2; 2006 - $501.3)	560.1	504.5
Accrued Expenses and Other Liabilities	411.9	387.5
Liabilities of Discontinued Operations	56.7	—

Total Liabilities	7,257.6	7,037.4

Shareholders’ Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 64,718,851 Shares Issued and Outstanding at September 30, 2007 and 66,991,352 Shares Issued and Outstanding at December 31, 2006	6.5	6.7
Paid-in Capital	780.2	759.1
Retained Earnings	1,215.0	1,231.2
Accumulated Other Comprehensive Income	322.7	287.0

Total Shareholders’ Equity	2,324.4	2,284.0

Total Liabilities and Shareholders’ Equity	$9,582.0	$9,321.4

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Operating Activities:
Net Income	$198.9	$221.5
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(8.6)	(14.4)
Equity in Net Income of Investee before Taxes	(1.1)	(13.3)
Net Activity of Limited Partnerships and Limited Liability Companies	(1.2)	(5.0)
Amortization of Investments	4.7	5.2
Depreciation of Fixed Assets	15.4	16.7
Decrease in Other Receivables	28.6	64.3
Decrease in Insurance Reserves	(62.6)	(31.5)
Increase in Unearned Premiums	13.8	5.3
Increase in Liabilities for Income Taxes	4.4	—
Increase (Decrease) in Accrued Expenses and Other Liabilities	0.9	(34.0)
Net Realized Investment Gains	(52.0)	(23.7)
Provision for Loan Losses	69.5	41.9
Other, Net	18.6	6.6

Net Cash Provided by Operating Activities	229.3	239.6

Investing Activities:
Sales and Maturities of Fixed Maturities	360.9	387.9
Purchases of Fixed Maturities	(320.8)	(245.3)
Sales of Northrop Grumman Corporation Common Stock	82.8	17.5
Sales of Other Equity Securities	84.1	72.7
Purchases of Other Equity Securities	(75.7)	(135.6)
Change in Short-term Investments	(158.9)	(62.5)
Acquisition and Improvements of Investment Real Estate	(15.6)	(9.6)
Sales of Investment Real Estate	3.3	—
Acquisition of Business, Net of Cash Acquired	(46.9)	—
Disposition of Business, Net of Cash Disposed	3.9	—
Change in Other Investments	(85.4)	(71.9)
Change in Consumer Finance Receivables	(138.0)	(159.5)
Other, Net	(10.2)	5.2

Net Cash Used by Investing Activities	(316.5)	(201.1)

Financing Activities:
Change in Certificates of Deposits	122.7	113.1
Change in Universal Life and Annuity Contracts	3.0	3.5
Notes Payable Proceeds	354.9	20.0
Notes Payable Payments	(300.1)	(20.1)
Cash Dividends Paid	(90.4)	(90.3)
Common Stock Repurchases	(116.3)	(72.6)
Cash Exercise of Stock Options	3.3	4.0
Excess Tax Benefits from Share-based Awards	1.2	2.4

Net Cash Used by Financing Activities	(21.7)	(40.0)

Decrease in Cash	(108.9)	(1.5)
Cash, Beginning of Year	157.9	44.5

Cash, End of Period	$49.0	$43.0

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

Discontinued Operations

On September 5, 2007, the Company reached an agreement in principle to sell its Unitrin Business Insurance operations to AmTrust Financial Services, Inc. (“AmTrust”) in a cash transaction. The transaction is subject to the negotiation and execution of a definitive agreement, approvals by insurance regulators and other customary closing conditions. The transaction is expected to close in 2008. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the 2007 results of the Unitrin Business Insurance operations are classified as discontinued operations and certain amounts for prior periods have been reclassified to conform with the current presentation (see Note 3, “Discontinued Operations” to the Condensed Consolidated Financial Statements).

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

Note 1—Basis of Presentation (continued)

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

The incremental effect of the Company recognizing its pro rata share of the impact of Intermec’s initial application of SFAS No. 158 on individual lines of the Condensed Consolidated Balance Sheet at September 30, 2007 was:

(Dollars in Millions)	Before Application of SFAS No. 158 by Investee	Incremental Effect of Applying SFAS No. 158 by Investee	After Application of SFAS No. 158 by Investee
Investment in Investee (Intermec)	$92.5	$(3.6)	$88.9
Total Investments	6,557.6	(3.6)	6,554.0
Total Assets	9,585.6	(3.6)	9,582.0
Liabilities for Income Taxes	306.3	(1.3)	305.0
Total Liabilities	7,258.9	(1.3)	7,257.6
Accumulated Other Comprehensive Income	325.0	(2.3)	322.7
Total Shareholders’ Equity	2,326.7	(2.3)	2,324.4
Total Liabilities and Shareholders’ Equity	9,585.6	(3.6)	9,582.0

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

Note 2—Acquisition of Business

On June 29, 2007, Trinity Universal Insurance Company (“Trinity”), a subsidiary of the Company, completed its acquisition of 100% of Merastar Industries, Ltd., including its wholly owned subsidiary, Merastar Insurance Company (“Merastar”) in a cash transaction for a total purchase price of $47.9 million, including transaction costs of $0.7 million. Beginning with the Company’s third quarter of 2007, the results of the acquisition have been included in the Company’s financial statements from the date of acquisition and are reported in the Company’s Unitrin Direct segment.

Merastar provides automobile and homeowners insurance and is licensed in 48 states. The Company’s preliminary estimate of the fair value of the net assets acquired exceeds the purchase price. Such excess has been allocated to reduce the estimated fair value of non-financial assets acquired in accordance with SFAS No. 141, Business Combinations.

Note 2—Acquisition of Business (continued)

The Company has not yet completed the process of estimating the fair value of the assets acquired and the liabilities assumed. Accordingly, the Company’s estimates and allocation may change as the Company completes the process. Due to the complex nature of the valuation calculations, the estimates of fair value that are most likely to change are the estimates of the fair value of Insurance Reserves and the Value of Insurance In Force. Changes in the Company’s estimates of fair value, if any, would be included in the period in which such changes occur. The Company expects to finalize the allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed in the fourth quarter of 2007. Based on the Company’s preliminary allocation of the purchase price, assets acquired and liabilities assumed were:

(Dollars in Millions)
Investments	$58.7
Cash	1.0
Other Receivables	11.5
Value of Insurance In Force	13.0
Value of Licenses Acquired	5.8
Other Assets	0.6
Insurance Reserves	(25.0)
Unearned Premiums	(12.5)
Liabilities for Income Taxes	(0.1)
Accrued Expenses and Other Liabilities	(5.1)

Total Purchase Price	$47.9

Note 3—Discontinued Operations

The Company accounts for its Unitrin Business Insurance operations as discontinued operations in accordance with SFAS No. 144 (See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements). In accordance with SFAS No. 144, the Company has reclassified the results of Unitrin Business Insurance for prior periods to conform to the current presentation. Results for discontinued operations for the nine and three months ended September 30, 2007 and 2006 are presented below:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Total Earned Premiums	$127.4	$140.5	$43.9	$46.9
Net Investment Income	18.8	21.1	6.2	6.4
Other Income	—	1.3	—	—

Total Revenues	146.2	162.9	50.1	53.3

Incurred Losses and Loss Adjustment Expenses	63.2	82.4	19.6	24.4
Insurance Expenses	64.8	66.1	21.8	21.2

Income from Discontinued Operations before Income Taxes	18.2	14.4	8.7	7.7
Income Tax Expense	3.0	1.3	2.0	1.4

Income from Discontinued Operations	$15.2	$13.1	$6.7	$6.3

It is the Company’s management reporting practice to allocate indirect overhead expenses to all of its insurance operations. In accordance with SFAS No. 144, however, the Company is not permitted to allocate indirect overhead expenses to discontinued operations. Accordingly, the Company’s results for discontinued operations presented above and in the Condensed Consolidated Statements of Income exclude indirect overhead expenses of $3.8 million and $1.2 million for the nine and three months ended September 30, 2007, respectively, and $4.5 million and $1.4 million for the nine and three months ended September 30, 2006, respectively. The effective income tax rate for discontinued operations differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $9.8 million and $3.2 million for the nine and three months ended September 30, 2007, respectively, and $10.9 million and $3.6 million for the nine and three months ended September 30, 2006, respectively.

Note 3—Discontinued Operations (continued)

The components of Assets of Discontinued Operations and Liabilities of Discontinued Operations at September 30, 2007 were:

(Dollars in Millions)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost - $28.4)	$29.5
Short-term Investments at Cost which Approximates Fair Value	8.9

Total Investments	38.4

Other Receivables	38.0
Deferred Policy Acquisition Costs	15.4
Goodwill	30.0
Other Assets	7.7

Total Assets of Discontinued Operations	129.5

Liabilities:
Unearned Premiums	50.8
Liabilities for Income Taxes	5.9

Total Liabilities of Discontinued Operations	56.7

Net Assets of Discontinued Operations	$72.8

The Company will retain Property and Casualty Insurance Reserves for unpaid insured losses that have occurred and will occur prior to the sale. In accordance with SFAS No. 144, the Company is not permitted to report these liabilities as Liabilities of Discontinued Operations. Accordingly, Property and Casualty Insurance Reserves as reported in the Company’s Condensed Consolidated Balance Sheet at September 30, 2007 include $367.0 million for unpaid insured losses incurred by Unitrin Business Insurance. However, pursuant to the provisions of SFAS No. 144, if there are any changes in the Company’s estimate of such retained liabilities after the sale, the impact of these changes will be reported as a separate component of the results of discontinued operations.

Note 4—Catastrophe Reinsurance

The Company maintains three separate catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each reinsurance program is provided in three layers.

The annual program covering the Company’s Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance operations provides, effective January 1, 2007, reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. In 2006, the annual program covering these segments also provided reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. The aggregate annual premium, excluding reinstatement premium, for the 2007 annual program covering these segments is $2.6 million, compared to an annual cost of $1.9 million, excluding reinstatement premium, for the 2006 annual program. The 2007 and 2006 annual programs covering these segments do not include Merastar. The annual program covering Merastar was effective on March 31, 2007 and provides reinsurance coverage of 97.5% of reinsured catastrophe losses of $7.25 million above retention of $0.75 million. The aggregate annual premium, excluding reinstatement premium, for the Merastar annual program is $0.4 million.

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

Note 4—Catastrophe Reinsurance (continued)

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

Note 5—Notes Payable

On May 11, 2007, the Company issued $360 million of its 6.00% senior notes due May 15, 2017 (the “6.00% Senior Notes”). The 6.00% Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at the Company’s option at specified redemption prices. The Company issued the 6.00% Senior Notes for proceeds of $354.9 million, net of transaction costs, for an effective yield of 6.19%. The Company used a portion of the proceeds from the sale of the 6.00% Senior Notes to repay the $300 million aggregate principal amount of its 5.75% senior notes which matured in the third quarter of 2007.

Total Debt Outstanding at September 30, 2007 and December 31, 2006 was:

(Dollars in Millions)	Sept. 30, 2007	Dec. 31, 2006
Senior Notes at Amortized Cost:
5.75% Senior Notes due July 1, 2007	$—	$299.6
4.875% Senior Notes due November 1, 2010	199.0	198.8
6.00% Senior Notes due May 15, 2017	355.1	—
Mortgage Note Payable at Amortized Cost	6.0	6.1

Total Debt Outstanding	$560.1	$504.5

Note 5—Notes Payable (continued)

The Company had no outstanding advances under its $325 million, unsecured, revolving credit agreement at September 30, 2007 or December 31, 2006. Undrawn letters of credit issued pursuant to the unsecured, revolving credit agreement were $13.1 million at both September 30, 2007 and December 31, 2006. Accordingly, the amounts available for future borrowing were $311.9 million at both September 30, 2007 and December 31, 2006.

Interest Paid, including facility fees, for the nine and three months ended September 30, 2007 and 2006 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Notes Payable under Revolving Credit Agreement	$0.2	$0.3	$0.1	$—
5.75% Senior Notes due July 1, 2007	17.2	17.2	8.6	8.6
4.875% Senior Notes due November 1, 2010	4.9	4.9	—	—
6.00% Senior Notes due May 15, 2017	—	—	—	—
Mortgage Note Payable	0.3	0.3	0.1	0.1

Total Interest Paid	$22.6	$22.7	$8.8	$8.7

Interest Expense, including facility fees and accretion of discount, for the nine and three months ended September 30, 2007 and 2006 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Notes Payable under Revolving Credit Agreement	$0.3	$0.3	$0.1	$—
5.75% Senior Notes due July 1, 2007	9.0	13.5	—	4.6
4.875% Senior Notes due November 1, 2010	7.5	7.5	2.5	2.5
6.00% Senior Notes due May 15, 2017	8.5	—	5.5	—
Mortgage Note Payable	0.3	0.3	0.1	0.1

Total Interest Expense	$25.6	$21.6	$8.2	$7.2

Note 6—Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution for the nine and three months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended		Three Months Ended
(Dollars and Shares in Millions, Except Per Share Amounts)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Income from Continuing Operations	$183.7	$208.4	$57.6	$79.8
Income from Discontinued Operations	15.2	13.1	6.7	6.3
Dilutive Effect on Income from Continuing Operations from Investee’s Equivalent Shares	(0.1)	(0.2)	(0.1)	—

Net Income Assuming Dilution	$198.8	$221.3	$64.2	$86.1

Weighted Average Common Shares Outstanding	65.9	68.2	65.0	67.7
Dilutive Effect of Unitrin Share-based Compensation Plans	0.4	0.3	0.3	0.2

Weighted Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	66.3	68.5	65.3	67.9

Income Per Share from Continuing Operations	$2.79	$3.06	$0.89	$1.18
Income Per Share from Discontinued Operations	0.23	0.19	0.10	0.09

Net Income Per Share	$3.02	$3.25	$0.99	$1.27

Income Per Share from Continuing Operations Assuming Dilution	$2.77	$3.04	$0.88	$1.18
Income Per Share from Discontinued Operations Assuming Dilution	0.23	0.19	0.10	0.09

Net Income Per Share Assuming Dilution	$3.00	$3.23	$0.98	$1.27

Options outstanding at September 30, 2007 and 2006 to purchase 3.8 million shares and 3.6 million shares, respectively, of Unitrin common stock were excluded from the computation of Net Income Per Share Assuming Dilution for the nine months ended September 30, 2007 and 2006, respectively, because the exercise prices exceeded the average market price.

Note 7—Comprehensive Income

Other Comprehensive Income for the nine and three months ended September 30, 2007 and 2006 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Other Comprehensive Income, Before Tax:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$106.3	$69.5	$57.0	$161.8
Reclassification Adjustment for Amounts Included in Net Income	(45.7)	(23.7)	(8.3)	(3.1)

Unrealized Holding Gains (Losses)	60.6	45.8	48.7	158.7
Equity in Other Comprehensive Income (Loss) of Investee	0.3	(2.4)	0.5	0.6
Amortization of Unrecognized Postretirement Benefit Costs	(1.4)	—	(0.4)	—

Other Comprehensive Income Before Tax	59.5	43.4	48.8	159.3

Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	(37.9)	(24.3)	(20.2)	(56.7)
Reclassification Adjustment for Amounts Included in Net Income	16.0	8.3	2.9	1.1

Unrealized Holding Gains and Losses	(21.9)	(16.0)	(17.3)	(55.6)
Equity in Other Comprehensive Loss of Investee	(0.1)	0.8	(0.1)	(0.3)
Amortization of Unrecognized Postretirement Benefit Costs	0.5	—	0.2	—

Income Tax Benefit (Expense)	(21.5)	(15.2)	(17.2)	(55.9)

Other Comprehensive Income	$38.0	$28.2	$31.6	$103.4

Total Comprehensive Income for the nine months ended September 30, 2007 and 2006 was $236.9 million and $249.7 million, respectively. Total Comprehensive Income for the three months ended September 30, 2007 and 2006 was $95.9 million and $189.5 million, respectively.

The components of Accumulated Other Comprehensive Income at September 30, 2007 and December 31, 2006 were:

(Dollars in Millions)	Sept. 30, 2007	Dec. 31, 2006
Net Unrealized Gains on Investments, Net of Income Taxes	$332.9	$294.8
Net Unrealized Gains on Assets of Discontinued Operations, Net of Income Taxes	0.7	—
Equity in Accumulated Other Comprehensive Loss of Investee, Net of Income Taxes	(2.7)	(0.5)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(8.2)	(7.3)

Total Accumulated Other Comprehensive Income	$322.7	$287.0

Note 8—Income from Investments

Net Investment Income for the nine and three months ended September 30, 2007 and 2006 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Investment Income:
Interest and Dividends on Fixed Maturities	$157.5	$158.2	$52.8	$53.4
Dividends on Northrop Preferred Stock	12.4	9.3	3.1	6.2
Dividends on Northrop Common Stock	7.3	6.4	2.3	2.2
Dividends on Other Equity Securities	13.8	7.9	2.8	2.6
Short-term Investments	26.2	19.4	7.8	6.8
Loans to Policyholders	10.0	9.8	3.3	3.3
Real Estate	23.0	20.7	8.0	6.9
Limited Partnerships and Limited Liability Companies	18.8	14.0	6.4	1.9
Other	—	0.1	—	0.1

Total Investment Income	269.0	245.8	86.5	83.4
Real Estate and Other Investment Expenses	18.8	16.7	5.7	5.6

Net Investment Income Including Discontinued Operations	250.2	229.1	80.8	77.8
Net Investment Income Reported in Discontinued Operations	(18.8)	(21.1)	(6.2)	(6.4)

Net Investment Income	$231.4	$208.0	$74.6	$71.4

Dividend income from the Company’s investment in Northrop Grumman Corporation (“Northrop”) preferred stock increased for the nine months ended September 30, 2007 and decreased for the three months ended September 30, 2007, compared to the same periods in 2006, due to the timing of ex-dividend dates. Dividend income from other equity securities increased for the nine months ended September 30, 2007, compared to the same period in 2006, due primarily to a dividend of $5.2 million from the Company’s equity investment in IRI Holdings, Inc. Short-term investment income increased for the nine months ended September 30, 2007, compared to the same period in 2006, due primarily to higher levels of short-term investments. The Company invested the proceeds from the issuance of its 6.00% Senior Notes in short-term investments until the principal on its 5.75% Senior Notes was repaid in the third quarter of 2007. Investment income from limited partnerships and limited liability companies increased for the nine and three months ended September 30, 2007, compared to the same periods in 2006, due primarily to higher levels of investments and higher yields on investments.

Note 8—Income from Investments (continued)

The components of Net Realized Investment Gains for the nine and three months ended September 30, 2007 and 2006 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Fixed Maturities:
Gains on Dispositions	$2.6	$4.1	$1.4	$2.1
Losses on Dispositions	(3.8)	(4.4)	(0.1)	—
Losses from Write-downs	(1.0)	—	(0.3)	—
Northrop Common Stock:
Gains on Dispositions	35.3	5.6	8.7	—
Other Equity Securities:
Gains on Dispositions	20.6	21.6	5.8	1.8
Losses on Dispositions	(1.0)	(1.1)	(0.5)	(0.3)
Losses from Write-downs	(7.0)	(2.1)	(6.7)	(0.4)
Real Estate:
Gains on Dispositions	1.9	—	—	—
Losses from Write-downs	—	(0.1)	—	(0.1)
Other Investments:
Gains on Dispositions	4.6	0.4	4.3	0.1
Losses on Dispositions	(0.2)	(0.3)	(0.1)	(0.1)

Net Realized Investment Gains	$52.0	$23.7	$12.5	$3.1

Note 9—Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the nine and three months ended September 30, 2007 and 2006 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Service Cost Benefits Earned	$10.1	$10.5	$3.4	$3.5
Interest Cost on Projected Benefit Obligations	15.0	14.2	5.0	4.7
Expected Return on Plan Assets	(18.5)	(17.0)	(6.2)	(5.7)
Net Amortization and Deferral	0.4	1.4	0.1	0.5

Total Pension Expense	$7.0	$9.1	$2.3	$3.0

Total Pension Expense presented above includes service cost benefits earned and reported in discontinued operations of $0.9 million and $0.3 million for the nine and three months ended September 30, 2007, respectively, and $1.1 million and $0.4 million for the nine and three months ended September 30, 2006, respectively.

Note 9—Pension Benefits and Postretirement Benefits Other Than Pensions (continued)

The components of Postretirement Benefits Other than Pension (Income) Expense for the nine and three months ended September 30, 2007 and 2006 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Service Cost Benefits Earned	$0.1	$0.1	$—	$—
Interest Cost on Projected Benefit Obligations	1.5	1.9	0.5	0.6
Net Amortization and Deferral	(1.8)	(1.4)	(0.6)	(0.4)

Total Postretirement Benefits Other than Pension (Income) Expense	$(0.2)	$0.6	$(0.1)	$0.2

Note 10—Long-term Equity Compensation Plans

The Company has four stock option plans, all of which have been approved by the Company’s shareholders. Stock options to purchase the Company’s common stock are granted at prices equal to the fair market value of the Company’s common stock on the date of grant to both employees and directors. Employee options generally vest over a period of three and one-half years and expire ten years from the date of grant. Beginning in 2003, options granted to employees were coupled with tandem stock appreciation rights (“SAR”), settled in Company stock. Options granted to directors are exercisable one year from the date of grant and expire ten years from the date of grant. At September 30, 2007, options to purchase 5,359,442 shares of the Company’s common stock were outstanding and options to purchase 1,514,825 shares of the Company’s common stock were available for future grants under the Company’s four stock option plans.

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

In addition, the Company has a restricted stock plan, which has been approved by the Company’s shareholders. Under this plan, restricted stock and restricted stock units may be granted to all eligible employees. Recipients of restricted stock are entitled to full dividend and voting rights and all awards are subject to forfeiture until certain restrictions have lapsed. As of September 30, 2007, 247,000 shares of restricted stock having a weighted-average grant-date fair value of $46.90 per share have been awarded, of which 16,488 shares were forfeited and 17,640 were tendered to satisfy tax withholding obligations. 787,128 common shares remain available for future grants.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The expected terms of options are developed by considering the Company’s historical share option exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Further, the Company aggregates individual awards into relatively homogenous groups that exhibit similar exercise behavior in order to obtain a more refined estimate of the expected term of options. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield is the annualized yield on Unitrin common stock on the date of grant for all original grants made after 2005. For Restorative Options, the annualized yield on Unitrin common stock for the month prior to the grant of the Restorative Option is used for all restorative grants made after 2005. For all grants

Note 10—Long-term Equity Compensation Plans (continued)

made prior to 2006, the dividend yield on Unitrin common stock was a five-year moving average. No assumption for any future dividend rate change is included in the current expected dividend yield assumption. The risk free interest rate is the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option. The assumptions used in the Black-Scholes pricing model for options granted during the nine months ended September 30, 2007 and 2006 were as follows:

Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006

Range of Valuation Assumptions
Expected Volatility	17.47% -22.55%	19.27% -23.60%
Risk Free Interest Rate	4.26% -4.94%	4.30% -5.14%
Expected Dividend Yield	3.51% -4.18%	3.55% -4.25%

Weighted-Average Expected Life
Employee Grants	2 -7 years	2 -7 years
Director Grants	4 -6 years	4 -6 years

Option and SAR activity for the nine months ended September 30, 2007 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	5,244,954	$45.50
Granted	1,417,013	49.34
Exercised	(1,148,373)	43.40
Forfeited or Expired	(154,152)	49.41

Outstanding at September 30, 2007	5,359,442	$46.85	5.32	$16.3

Vested and Expected to Vest	5,258,836	$46.85	5.27	$16.0

Exercisable at September 30, 2007	3,706,953	$46.17	4.89	$14.1

The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2007 and 2006 were $6.42 per option and $6.58 per option, respectively. Total intrinsic value of stock options exercised was $6.6 million and $8.0 million for the nine months ended September 30, 2007 and 2006, respectively. Cash received from option exercises was $3.3 million and $4.0 million for the nine months ended September 30, 2007 and 2006, respectively. Total tax benefits realized for tax deductions from option exercises were $2.3 million and $3.0 million for the nine months ended September 30, 2007 and 2006, respectively.

The grant-date fair values of restricted stock awards are determined using the closing price of Unitrin common stock on the date of grant. The total fair value of restricted stock that vested during the nine months ended September 30, 2007 was $1.5 million and the tax benefits for tax deductions realized from the vesting of restricted stock was $0.5 million.

Note 10—Long-term Equity Compensation Plans (continued)

The total fair value of restricted stock that vested during the nine months ended September 30, 2006 was $0.9 million and the tax benefits for tax deductions realized from the vesting of restricted stock was $0.3 million. Activity related to nonvested restricted stock for the nine months ended September 30, 2007 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	109,426	$46.29
Granted	114,600	47.30
Vested	(35,874)	48.77
Forfeited	(14,463)	47.48

Nonvested Balance at September 30, 2007	173,689	$46.34

For equity compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Share-based compensation expense for all of the Company’s long-term equity-based compensation plans was $12.4 million and $3.3 million for the nine and three months ended September 30, 2007, respectively. Share-based compensation expense for all of the Company’s long-term equity-based compensation plans was $9.4 million and $2.7 million for the nine and three months ended September 30, 2006, respectively. Total unamortized compensation expense related to nonvested awards of such plans at September 30, 2007 was $11.5 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Note 11—Income Taxes

The Company and all of its subsidiaries file a consolidated Federal income tax return. In addition, the Company and/or its subsidiaries file income tax returns in various state jurisdictions. At September 30, 2007, the Company’s consolidated Federal Income tax returns are no longer subject to examination for years before 2004. Except for one state tax jurisdiction, at September 30, 2007, the Company or its subsidiaries are no longer subject to state income examinations by tax authorities for years before 2004 for any major tax jurisdictions. In such state tax jurisdiction, two of the Companies’ subsidiaries were subject to examination for the 2002 tax year at September 30, 2007. Neither the Company’s consolidated Federal tax return nor any significant state tax returns are currently under examination.

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

(Dollars in Millions)	Liability for Unrecognized Tax Benefits
Balance at January 1, 2007	$32.7
Reductions for Tax Positions of Current Period	(5.7)
Additions for Tax Positions of Prior Years	28.2
Reduction for Expiration of 2003 Federal Statute of Limitations	(23.2)

Balance at September 30, 2007	$32.0

Note 11—Income Taxes (continued)

Included in the balance of unrecognized tax benefits at September 30, 2007 and January 1, 2007 are tax positions of $16.7 million and $18.8 million, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. In the fourth quarter of 2007, $8.7 million of the $32.0 million of unrecognized tax benefits will be recognized due to the expiration of a state’s statute of limitations. Other than the amount that will be recognized in the fourth quarter of 2007, there are no circumstances where it is reasonably possible that a significant increase or decrease in unrecognized tax benefits will occur within the twelve month period ending September 30, 2008.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $8.7 million and $7.1 million at September 30, 2007 and January 1, 2007, respectively. Tax expense for the nine months ended September 30, 2007 includes interest expense of $1.6 million, which is net of an interest benefit of $1.9 million resulting from the expiration of the 2003 federal statute of limitations.

Income taxes paid were $75.4 million and $94.8 million for the nine months ended September 30, 2007 and 2006, respectively.

The components of Liabilities for Income Taxes at September 30, 2007 and December 31, 2006 were:

(Dollars in Millions)	Sept. 30, 2007	Dec. 31, 2006
Current Income Taxes Payable	$31.5	$0.1
Deferred Income Taxes	241.5	285.0
Liability for Unrecognized Tax Benefits	32.0	—

Liabilities for Income Taxes	$305.0	$285.1

Note 12—Business Segments

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and consumer finance businesses. The Company conducts its continuing operations through five operating segments: Kemper, Unitrin Specialty, Unitrin Direct, Life and Health Insurance and Consumer Finance. The Company uses the registered trademark, “Kemper,” under license, for personal lines insurance only, from Lumbermens Mutual Casualty Company, which is not affiliated with the Company

The Company’s Kemper segment provides preferred and standard risk personal automobile and homeowners insurance through networks of independent agents. The Unitrin Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty markets through networks of independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their driving records. Unitrin Direct markets personal automobile insurance through direct mail, television and the Internet through web insurance portals, click-thrus and its own website. In addition, Merastar, which is included in the Unitrin Direct segment from the date of its acquisition (see Note 2, “Acquisition of Business,” to the Condensed Consolidated Financial Statements), specializes in the sale of personal automobile and homeowners insurance through employer-sponsored voluntary benefit programs. The Life and Health Insurance segment provides individual life, accident, health and hospitalization insurance. The Company’s Life and Health Insurance employee-agents also market property insurance products under common management. The Consumer Finance segment makes consumer loans primarily for the purchase of pre-owned automobiles and offers certificates of deposits.

Note 12—Business Segments (continued)

It is the Company’s management practice to allocate certain corporate expenses to its insurance operations. In accordance with SFAS No. 144, the Company is not permitted to allocate certain corporate expenses to discontinued operations. Accordingly, such amounts that the Company is not permitted to allocate to discontinued operations are reported in Other Expense, Net. The Company considers the management of certain investments, Northrop common and preferred stock, Baker Hughes, Inc. common stock and Intermec common stock, to be a corporate responsibility. Accordingly, the Company does not allocate income from these investments to its operating segments. The Company does not allocate Net Realized Investment Gains to its operating units.

Segment Revenues for the nine and three months ended September 30, 2007 and 2006 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Revenues:
Kemper:
Earned Premiums	$693.9	$708.1	$232.8	$237.6
Net Investment Income	35.4	36.7	12.1	11.5
Other Income	0.4	0.3	0.2	0.1

Total Kemper	729.7	745.1	245.1	249.2

Unitrin Specialty:
Earned Premiums	338.2	333.3	113.7	111.7
Net Investment Income	15.6	16.3	5.3	5.0
Other Income	0.1	—	—	—

Total Unitrin Specialty	353.9	349.6	119.0	116.7

Unitrin Direct:
Earned Premiums	186.1	168.9	71.3	57.7
Net Investment Income	6.8	6.7	2.6	2.1
Other Income	0.3	0.2	0.1	—

Total Unitrin Direct	193.2	175.8	74.0	59.8

Life and Health Insurance:
Earned Premiums	494.4	509.0	162.1	168.1
Net Investment Income	148.0	132.1	47.2	43.8
Other Income	0.7	11.0	0.2	11.0

Total Life and Health Insurance	643.1	652.1	209.5	222.9

Consumer Finance	197.8	184.3	67.9	64.3

Total Segment Revenues	2,117.7	2,106.9	715.5	712.9
Unallocated Dividend Income	19.9	15.9	5.5	8.5
Net Realized Investment Gains	52.0	23.7	12.5	3.1
Other	6.9	2.2	1.9	1.1

Total Revenues	$2,196.5	$2,148.7	$735.4	$725.6

Note 12—Business Segments (continued)

Segment Operating Profit for the nine and three months ended September 30, 2007 and 2006 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Segment Operating Profit (Loss):
Kemper	$71.4	$112.7	$35.0	$46.4
Unitrin Specialty	30.1	28.3	9.8	8.9
Unitrin Direct	(25.0)	(5.9)	(7.3)	(3.6)
Life and Health Insurance	125.9	102.7	39.2	47.2
Consumer Finance	7.4	38.0	(8.9)	10.5

Total Segment Operating Profit	209.8	275.8	67.8	109.4
Unallocated Dividend Income	19.9	15.9	5.5	8.5
Net Realized Investment Gains	52.0	23.7	12.5	3.1
Other Expense, Net	(21.1)	(24.4)	(6.4)	(7.6)

Income from Continuing Operations Before Income Taxes and Equity in Net Income of Investee	$260.6	$291.0	$79.4	$113.4

Segment Net Income for the nine and three months ended September 30, 2007 and 2006 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Segment Net Income (Loss):
Kemper	$52.8	$79.6	$24.9	$32.3
Unitrin Specialty	22.4	21.3	7.3	6.8
Unitrin Direct	(15.0)	(2.7)	(4.2)	(2.0)
Life and Health Insurance	80.7	66.5	24.2	30.6
Consumer Finance	4.3	22.0	(5.2)	5.8

Total Segment Net Income	145.2	186.7	47.0	73.5
Net Income (Loss) From:
Unallocated Dividend Income	17.6	14.0	4.9	7.5
Net Realized Investment Gains	33.7	15.4	8.1	2.0
Other Expense, Net	(13.5)	(16.3)	(3.3)	(4.6)

Income from Continuing Operations Before Equity in Net Income of Investee	183.0	199.8	56.7	78.4
Equity in Net Income of Investee	0.7	8.6	0.9	1.4

Income from Continuing Operations	$183.7	$208.4	$57.6	$79.8

Note 12—Business Segments (continued)

Earned Premiums by product line for the nine and three months ended September 30, 2007 and 2006 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Life	$293.6	$301.8	$96.3	$99.3
Accident and Health	118.6	119.3	39.1	39.5
Property and Casualty:
Personal Lines:
Automobile	888.0	872.0	306.3	294.1
Homeowners	295.6	300.6	99.4	100.6
Other Personal	35.8	36.3	12.3	11.7

Total Personal Lines	1,219.4	1,208.9	418.0	406.4

Commercial Automobile	81.0	89.3	26.5	29.9

Total Earned Premiums	$1,712.6	$1,719.3	$579.9	$575.1

Note 13—Related Party Transactions

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

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based upon the fair market value of the assets under management. At September 30, 2007, Trinity and the Company’s pension plans had $229.9 million and $101.5 million, respectively, in investments managed by FS&C. During the first nine months of 2007, Trinity and the Company’s pension plans paid $0.6 million in the aggregate to FS&C. During the first nine months of 2006, Trinity and the Company’s pension plans paid $0.5 million in the aggregate to FS&C.

With respect to the Company’s 401(k) Savings Plan, one of the investment choices afforded to participants is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. As of September 30, 2007, participants in the Company’s 401(k) Savings Plan had allocated $27.0 million for investment in the Dreyfus Appreciation Fund, representing 9.5% of the total amount invested in the Company’s 401(k) Savings Plan.

The Company believes that the transactions described above have been entered into on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

As described in Note 15, “Relationships with Mutual Insurance Holding Companies and Mutual Insurance Companies,” to the Condensed Consolidated Financial Statements, the Company also has certain relationships with mutual insurance holding companies and mutual insurance companies. Such companies are owned by the policyholders of such companies or their insurance subsidiaries.

Note 14—Legal Proceedings

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

Note 15—Relationships with Mutual Insurance Holding Companies and Mutual Insurance Companies

Effective January 1, 2007, Trinity and Milwaukee Insurance Company (“MIC”) entered into a new quota share reinsurance agreement whereby Trinity assumes 100% of policy liabilities occurring on MIC’s direct book of business on or after January 1, 2007, which business is administered by the Unitrin Business Insurance unit and the Kemper segment. Prior to January 1, 2007, Trinity and MIC were parties to a quota share reinsurance agreement whereby Trinity assumed 95% of the business written by MIC (administered by the Unitrin Business Insurance unit and the Kemper segment) and 95% of the business that MIC assumed from First NonProfit Insurance Company (“FNP”). The new quota share reinsurance agreement amended the 95% quota share reinsurance agreement so that policy liabilities occurring on MIC’s in-force direct book of business prior to January 1, 2007 remain ceded under the 95% agreement, as do FNP policy liabilities incurred prior to January 1, 2007. In connection with the new quota share reinsurance agreement, Trinity transferred to MIC the unearned premium reserves maintained by Trinity related to the FNP business, net of a ceding commission. MIC is owned by Mutual Insurers Holding Company (“MIHC”), which in turn is owned by MIC’s policyholders. Effective July 1, 2001, MIC and FNP (through its predecessor, First NonProfit Mutual Insurance Company) are parties to a quota share reinsurance agreement whereby MIC assumed 80% of certain business written or assumed by FNP. Pursuant to an amendment to the MIC/FNP reinsurance agreement, which became effective January 15, 2003, FNP agrees to arrange for its parent company, First NonProfit Mutual Holding Company (“FNMHC”), to nominate a simple majority to the FNMHC board of directors selected by MIC. On January 15, 2003, FNMHC elected five employees of the Company, as selected by MIC, to the FNMHC board of directors pursuant to the terms of the amendment. All such employees continued to serve as directors of FNMHC until 2006, when they resigned from the FNMHC board of directors. FNP is owned by FNMHC, which in turn is owned by FNP’s policyholders. Five employees of the Company also serve as directors of MIHC’s nine member board of directors. Two employees of the Company also serve as directors of MIC, but together do not constitute a majority of MIC’s board of directors.

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

Summary of Results

Net Income was $198.9 million ($3.02 per common share) and $64.3 million ($0.99 per common share) for the nine and three months ended September 30, 2007, respectively, compared to $221.5 million ($3.25 per common share) and $86.1 million ($1.27 per common share) for the same periods in 2006. Income from Continuing Operations was $183.7 million ($2.79 per common share) and $57.6 million ($0.89 per common share) for the nine and three months ended September 30, 2007, respectively, compared to $208.4 million ($3.06 per common share) and $79.8 million ($1.18 per common share) for the same periods in 2006. As discussed throughout this Management’s Discussion and Analysis of Results of Operations and Financial Condition, Income from Continuing Operations decreased for the nine and three months ended September 30, 2007 due primarily to lower operating results in the aggregate in the Company’s operating segments and lower Equity in Net Income of Investee, partially offset by higher Net Realized Investment Gains. Income from Discontinued Operations was $15.2 million and $6.7 million for the nine and three months ended September 30, 2007, respectively, compared to $13.1 million and $6.3 million for the same periods in 2006.

Total Revenues were $2,196.5 million and $2,148.7 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of $47.8 million. Total Revenues were $735.4 million and $725.6 million for the three months ended September 30, 2007 and 2006, respectively, an increase of $9.8 million.

Earned Premiums were $1,712.6 million and $1,719.3 million for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $6.7 million. Earned Premiums decreased due to decreased Earned Premiums in the Life and Health Insurance segment and the Kemper segment, partially offset by increased Earned Premiums in the Unitrin Direct segment and the Unitrin Specialty segment.

Earned Premiums were $579.9 million and $575.1 million for the three months ended September 30, 2007 and 2006, respectively, an increase of $4.8 million. Earned Premiums increased due to increased Earned Premiums in the Unitrin Direct segment and the Unitrin Specialty segment, partially offset by decreased Earned Premiums in the Life and Health Insurance segment and the Kemper segment.

Consumer Finance Revenues increased by $13.5 million and $3.6 million for the nine and three months ended September 30, 2007, respectively, compared to the same periods in 2006, due primarily to higher levels of loans outstanding, partially offset by lower portfolio interest rates.

Net Investment Income increased by $23.4 million for the nine months ended September 30, 2007, compared to the same period in 2006, due in part to an increase in dividend income from the Company’s investment in Northrop Grumman Corporation (“Northrop”) preferred stock of $3.1 million due to the timing of the ex-dividend date and a dividend of $5.2 million from the Company’s equity investment in IRI Holdings, Inc. (“IRI”). Excluding the impact of the increase in dividend income on Northrop preferred stock and the IRI dividend, Net Investment Income increased for the nine months ended September 30, 2007, due primarily to higher yields on investments and higher levels of investments. Net Investment Income increased by $3.2 million for the three months ended September 30, 2007, compared to the same period in 2006, due primarily to higher yields on investments, partially offset by lower dividend income of $3.1 million from Northrop due to the timing of the ex-dividend date.

Net Realized Investment Gains were $52.0 million and $12.5 million for the nine and three months ended September 30, 2007, respectively, compared to $23.7 million and $3.1 million for the same periods in 2006. Net Realized Investment Gains in 2007 included increased sales of a portion of the Company’s investment in Northrop common stock.

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

Critical Accounting Estimates (continued)

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

The caption entitled “Critical Accounting Estimates” in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in the 2006 Annual Report describes the Company’s process for determining loss and LAE reserves. The final step in the quarterly loss and LAE reserving process involves a comprehensive review of the actuarial indications by the Company’s senior actuary and senior management who apply their collective judgment and determine the appropriate estimated level of reserves to record. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in claim handling practices or other changes that affect the timing of payment or development patterns, changes in the mix of business, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, the improvement or deterioration of actuarial indications in the current period as compared to prior periods, and the amount of reserves related to third-party pools for which the Company does not have access to the underlying data and, accordingly, relies on calculations provided by such pools. Total recorded reserves for losses and LAE were 2.9% and 3.9% higher than the actuarial indication of reserves at September 30, 2007 and December 31, 2006, respectively. Total recorded reserves as a percentage of the actuarial indication of reserves decreased in total in the first nine months of 2007 due primarily to the Company’s senior actuary and senior management placing greater reliance on the actuarial indications in determining the appropriate estimated level of reserves.

Catastrophe Reinsurance

The Company maintains three separate catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each reinsurance program is provided in three layers.

The annual program covering the Company’s Unitrin Direct, Unitrin Specialty and Unitrin Business Insurance operations provides, effective January 1, 2007, reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. In 2006, the annual program covering these segments also provided reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. The aggregate annual premium, excluding reinstatement premium, for the 2007 annual program covering these segments is $2.6 million, compared to an annual cost of $1.9 million, excluding reinstatement premium, for the 2006 annual program. The 2007 and 2006 annual programs covering these segments do not include Merastar Insurance Company (“Merastar”). The annual program covering Merastar was effective on March 31, 2007 and provides reinsurance coverage of 97.5% of reinsured catastrophe losses of $7.25 million above retention of $0.75 million. The aggregate annual premium, excluding reinstatement premium, for the Merastar annual program is $0.4 million.

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

The Company has established, effective April 1, 2007, a new annual program covering the Company’s Kemper segment on terms that are different from the prior annual program. Under the new annual program, the first layer provides reinsurance coverage of approximately 62% of reinsured catastrophe losses of $30 million above retention of $40 million. The second layer under the new annual program provides reinsurance coverage of approximately 90% of reinsured catastrophe losses of $80 million above retention of $70 million. The third layer under the new annual

Catastrophe Reinsurance (continued)

program provides reinsurance coverage of approximately 90% of reinsured catastrophe losses of $100 million above retention of $150 million. Under the prior annual program, which was effective July 1, 2006 and was terminated effective with the new annual program, the first layer provided reinsurance coverage of approximately 65% of reinsured catastrophe losses of $30 million above retention of $40 million. The second layer under the prior annual program provided reinsurance coverage of approximately 88% of reinsured catastrophe losses of $80 million above retention of $70 million. The third layer under the prior annual program provided reinsurance coverage of approximately 80% of reinsured catastrophe losses of $100 million above retention of $150 million. The aggregate annual premium, excluding reinstatement premium, for Kemper’s new annual program is $20.1 million, compared to an annual cost of $19.5 million, excluding reinstatement premium, for the prior program.

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

Kemper

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Earned Premiums:
Automobile	$446.2	$459.1	$149.3	$154.6
Homeowners	212.0	212.7	71.3	71.3
Other Personal	35.7	36.3	12.2	11.7

Total Earned Premiums	693.9	708.1	232.8	237.6
Net Investment Income	35.4	36.7	12.1	11.5
Other Income	0.4	0.3	0.2	0.1

Total Revenues	729.7	745.1	245.1	249.2

Incurred Losses and LAE	460.3	424.6	143.3	131.6
Insurance Expenses	198.0	207.8	66.8	71.2

Operating Profit	71.4	112.7	35.0	46.4
Income Tax Expense	18.6	33.1	10.1	14.1

Net Income	$52.8	$79.6	$24.9	$32.3

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	63.6%	55.9%	60.5%	52.6%
Incurred Catastrophe Loss and LAE Ratio	2.7%	4.1%	1.1%	2.8%

Total Incurred Loss and LAE Ratio	66.3%	60.0%	61.6%	55.4%
Incurred Expense Ratio	28.5%	29.3%	28.7%	30.0%

Combined Ratio	94.8%	89.3%	90.3%	85.4%

(Dollars in Millions)	Sept. 30, 2007	Dec. 31, 2006
Insurance Reserves:
Personal Automobile	$391.8	$399.9
Homeowners	88.6	106.6
Other Personal	30.0	27.6

Insurance Reserves	$510.4	$534.1

Kemper (continued)

(Dollars in Millions)	Sept. 30, 2007	Dec. 31, 2006
Insurance Reserves:
Loss Reserves:
Case	$261.0	$238.6
Incurred but Not Reported	163.0	200.8

Total Loss Reserves	424.0	439.4
LAE Reserves	86.4	94.7

Insurance Reserves	$510.4	$534.1

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Favorable Loss and LAE Reserve
Development, Net (excluding Catastrophes)	$36.3	$54.8	$11.1	$20.7
Favorable (Adverse) Catastrophe Loss and LAE
Reserve Development, Net	9.3	(0.4)	2.9	(0.2)

Total Favorable Loss and LAE Reserve Development, Net	$45.6	$54.4	$14.0	$20.5

Loss and LAE Reserve Development as a Percentage of
Insurance Reserves at Beginning of Year	8.5%	9.8%	2.6%	3.7%

Earned Premiums in the Kemper segment decreased by $14.2 million and $4.8 million for the nine and three months ended September 30, 2007, respectively, compared to the same periods in 2006. Earned premiums on automobile insurance decreased by $12.9 million and $5.3 million, respectively, due primarily to lower volume. Earned premiums on homeowners insurance decreased by $0.7 million for the nine months ended September 30, 2007, due primarily to lower volume and higher cost of reinsurance, partially offset by higher average premium rates, while remaining flat for the third quarter. Other personal insurance earned premiums decreased by $0.6 million for the nine months ended September 30, 2007, due primarily to higher cost of reinsurance, partially offset by higher volume. Other personal insurance earned premiums increased by $0.5 million for the three months ended September 30, 2007 due primarily to higher volume.

The Kemper segment is reducing its exposures to natural disasters by reducing or limiting its homeowners insurance and other property insurance business in certain coastal areas of the United States. In 2006, the Kemper segment began exiting the personal insurance market in Florida. Accordingly, the Kemper segment is no longer writing new homeowners and automobile insurance policies in the state of Florida and is not offering to renew existing policies on their anniversary dates. In addition, in certain coastal territories of Louisiana, Mississippi, New York (principally Long Island), and Texas, the Kemper segment is employing a strategy of increasing or adding hurricane deductibles to homeowners insurance policies and increasing the rates charged for homeowners insurance to cover the additional catastrophe risk and reinsurance costs inherent to homes located in these coastal areas.

Net Investment Income decreased by $1.3 million for the nine months ended September 30, 2007 compared to the same period in 2006 due to lower levels of investments, partially offset by higher yields on investments. For the three months ended September 30, 2007, Net Investment Income increased by $0.6 due to higher yields on investments, partially offset by lower levels of investments.

Operating Profit in the Kemper segment decreased by $41.3 million and $11.4 million for the nine and three months ended September 30, 2007, respectively, compared to the same periods in 2006, due primarily to higher incurred losses and LAE, partially offset by lower insurance expenses.

Incurred losses and LAE increased for the nine months ended September 30, 2007, due primarily to higher non-catastrophe incurred losses and LAE, and to a lesser extent the impact of lower favorable loss and LAE reserve development (which recognizes changes in estimates of prior year loss and LAE reserves in the current period),

Kemper (continued)

partially offset by lower catastrophe losses and LAE, due largely to higher favorable catastrophe loss and LAE reserve development. Automobile insurance incurred losses and LAE increased due primarily to higher non-catastrophe losses and LAE and the impact of lower favorable loss and LAE reserve development. Loss and LAE reserve development on automobile insurance had a favorable effect of $23.5 million for the nine months ended September 30, 2007, compared to a favorable effect of $39.7 million for the same period in 2006. Catastrophe losses and LAE (including development) on automobile insurance were $2.5 million for the nine months ended September 30, 2007, compared to $4.0 million for the same period in 2006. Homeowners insurance incurred losses and LAE increased due primarily to higher non-catastrophe losses and LAE, partially offset by the impact of higher favorable loss and LAE reserve development due largely to higher favorable catastrophe loss and LAE reserve development. Loss and LAE reserve development on homeowners insurance had a favorable effect of $19.1 million (including favorable development of $8.5 million for catastrophes) for the nine months ended September 30, 2007, compared to a favorable effect of $9.7 million for the same period in 2006. Catastrophe losses and LAE (including development) on homeowners insurance were $15.5 million for the nine months ended September 30, 2007, compared to $23.6 million for the same period in 2006. Favorable loss and LAE reserve development on other insurance was $3.0 million for the nine months ended September 30, 2007, compared to $5.0 million for the same period in 2006.

Incurred losses and LAE increased for the three months ended September 30, 2007, compared to the same period in 2006, due primarily to higher non-catastrophe incurred losses and LAE and the impact of lower favorable loss and LAE reserve development. Automobile insurance incurred losses and LAE increased due primarily to lower favorable loss and LAE reserve development and to a lesser extent higher non-catastrophe losses and LAE as a percentage of earned premiums in the current accident quarter. Loss and LAE reserve development on automobile insurance had a favorable effect of $7.3 million for the three months ended September 30, 2007, compared to a favorable effect of $17.5 million for the same period in 2006. Catastrophe losses and LAE (including development) on automobile insurance were $0.3 million for the three months ended September 30, 2007, compared to $1.1 million for the same period in 2006. Homeowners insurance incurred losses and LAE increased due primarily to higher non-catastrophe losses and LAE, partially offset by the impact of higher favorable loss and LAE reserve development. Loss and LAE reserve development on homeowners insurance had a favorable effect of $4.2 million (including favorable development of $2.7 million for catastrophes) for the three months ended September 30, 2007, compared to a favorable effect of $3.0 million for the same period in 2006. Catastrophe losses and LAE on homeowners insurance were $2.0 million for the three months ended September 30, 2007, compared to $5.5 million for the same period in 2006. Favorable loss and LAE reserve development on other insurance was $2.5 million for the three months ended September 30, 2007. Loss and LAE reserve development on other insurance was insignificant for the three months ended September 30, 2006.

The Kemper segment’s actuaries continued to place greater weight on the emerging loss development trends in the actuarial indications. In addition, beginning in 2007, the Company’s senior actuary and senior management began placing greater reliance on the actuarial indications in determining the appropriate estimated level of reserves. See the caption entitled “Critical Accounting Estimates” in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in the 2006 Annual Report and in this Quarterly Report on Form 10-Q (the “2007 Quarterly Report”) for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Insurance Expenses decreased by $9.8 million and $4.4 million for the nine and three months ended September 30, 2007, respectively, compared to the same periods in 2006, due primarily to lower commissions due to the lower earned premiums, lower premium taxes and other licensing and regulatory fees and assessments, and lower other underwriting expenses.

Net Income in the Kemper segment decreased by $26.8 million and $7.4 million for the nine and three months ended September 30, 2007, respectively, compared to the same periods in 2006, due primarily to the changes in Operating Profit. The Kemper segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $18.6 million and $6.2 million for the nine and three months ended September 30, 2007, respectively, compared to $19.0 million and $6.5 million for the same periods in 2006.

Unitrin Specialty

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Earned Premiums:
Personal Automobile	$257.2	$244.0	$87.2	$81.8
Commercial Automobile	81.0	89.3	26.5	29.9

Total Earned Premiums	338.2	333.3	113.7	111.7
Net Investment Income	15.6	16.3	5.3	5.0
Other Income	0.1	—	—	—

Total Revenues	353.9	349.6	119.0	116.7

Incurred Losses and LAE	254.6	251.5	85.2	84.2
Insurance Expenses	69.2	69.8	24.0	23.6

Operating Profit	30.1	28.3	9.8	8.9
Income Tax Expense	7.7	7.0	2.5	2.1

Net Income	$22.4	$21.3	$7.3	$6.8

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	75.2%	75.2%	74.9%	75.3%
Incurred Catastrophe Loss and LAE Ratio	0.1%	0.3%	0.0%	0.1%

Total Incurred Loss and LAE Ratio	75.3%	75.5%	74.9%	75.4%
Incurred Expense Ratio	20.5%	20.9%	21.1%	21.1%

Combined Ratio	95.8%	96.4%	96.0%	96.5%

(Dollars in Millions)	Sept. 30, 2007	Dec. 31, 2006
Insurance Reserves:
Personal Automobile	$148.4	$151.9
Commercial Automobile	116.0	124.5
Other	15.0	17.0

Insurance Reserves	$279.4	$293.4

(Dollars in Millions)	Sept. 30, 2007	Dec. 31, 2006
Insurance Reserves:
Loss Reserves:
Case	$155.1	$162.4
Incurred but Not Reported	81.0	77.9

Total Loss Reserves	236.1	240.3
LAE Reserves	43.3	53.1

Insurance Reserves	$279.4	$293.4

Unitrin Specialty (continued)

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$11.5	$6.2	$5.5	$0.6
Favorable (Adverse) Catastrophe Loss and LAE Reserve Development, Net	—	0.4	—	(0.1)

Total Favorable Loss and LAE Reserve Development, Net	$11.5	$6.6	$5.5	$0.5

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	3.9%	2.2%	1.9%	0.2%

Earned Premiums in the Unitrin Specialty segment increased by $4.9 million and $2.0 million for the nine and three months ended September 30, 2007, respectively, compared to the same periods in 2006, due primarily to higher earned premiums on personal automobile insurance, partially offset by lower earned premiums on commercial automobile insurance. Personal automobile insurance earned premiums increased by $13.2 million and $5.4 million for the nine and three months ended September 30, 2007, respectively, due primarily to higher volume. Commercial automobile insurance earned premiums decreased by $8.3 million and $3.4 million for the nine and three months ended September 30, 2007, respectively, due to lower volume and lower average premium rates. Average premium rates for commercial automobile insurance decreased primarily due to a change in the mix of business from heavier weight class vehicles with higher limits of liability insurance to lighter weight vehicles with lower limits of liability insurance.

Net Investment Income decreased by $0.7 million for the nine months ended September 30, 2007 compared to the same period in 2006, due primarily to lower levels of investments. For the three months ended September 30, 2007, Net Investment Income increased by $0.3 million, compared to the same period in 2006, due primarily higher yields on investments.

Operating Profit in the Unitrin Specialty segment increased by $1.8 million for the nine ended September 30, 2007, compared to the same period in 2006, due primarily to lower incurred losses and LAE in both commercial automobile insurance and certain reinsurance pools that are in run-off, partially offset by higher personal automobile insurance incurred losses and LAE as a percentage of earned premiums. Operating Profit in the Unitrin Specialty segment increased by $0.9 million for the three months ended September 30, 2007, compared to the same period in 2006, due primarily to lower incurred losses and LAE in commercial automobile insurance, partially offset by higher personal automobile insurance incurred losses and LAE as a percentage of earned premiums.

Commercial automobile insurance incurred losses and LAE as a percentage of earned premiums decreased due primarily to higher favorable loss and LAE reserve development and, to a lesser extent, the change in the mix of lighter weight and heavier weight commercial vehicles insured by the Unitrin Specialty segment. Commercial automobile insurance loss and LAE reserve development (which recognizes changes in estimates of prior year loss and LAE reserves in the current period) had a favorable effect of $7.4 million and $2.9 million for the nine and three months ended September 30, 2007, respectively, compared to a favorable effect of $1.6 million and $0.5 million for the same periods in 2006. Loss and LAE reserve development on certain reinsurance pools in run-off, included in other insurance, had a favorable effect of $1.0 million for the nine months ended September 30, 2007, compared to no reserve development for the same period in 2006. Personal automobile insurance loss and LAE as a percentage of earned premiums increased for the nine months ended September 30, 2007, compared to the same period in 2006, due primarily to a higher frequency of claims and lower favorable loss reserve development. Personal automobile insurance loss and LAE reserve development had a favorable effect of $3.1 million for the nine months ended September 30, 2007, compared to a favorable effect of $5.0 million for the same period in 2006. Personal automobile insurance loss and LAE as a percentage of earned premiums increased for the three months ended September 30, 2007, compared to the same period in 2006, due primarily to a higher frequency of claims, partially offset by higher favorable loss reserve development. Personal automobile insurance loss and LAE reserve development had a favorable effect of $2.6 for the three months ended September 30, 2007, compared to an insignificant effect for the same period in 2006.

Unitrin Specialty (continued)

Beginning in 2007, the Company’s senior actuary and senior management began placing greater reliance on the actuarial indications in determining the appropriate estimated level of reserves. See the caption entitled “Critical Accounting Estimates” in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in the 2006 Annual Report and in this 2007 Quarterly Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Net Income in the Unitrin Specialty segment increased by $1.1 million and $0.5 million for the nine and three months ended September 30, 2007, respectively, compared to the same periods in 2006. The Unitrin Specialty segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $8.2 million and $2.7 million for the nine and three months ended September 30, 2007, respectively, compared to $8.4 million and $2.8 million for the same periods in 2006.

Unitrin Direct

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Earned Premiums:
Automobile	$184.6	$168.9	$69.8	$57.7
Homeowners	1.4	—	1.4	—
Other	0.1	—	0.1	—

Total Earned Premiums	186.1	168.9	71.3	57.7
Net Investment Income	6.8	6.7	2.6	2.1
Other Income	0.3	0.2	0.1	—

Total Revenues	193.2	175.8	74.0	59.8

Incurred Losses and LAE	152.7	137.0	58.5	49.0
Insurance Expenses	65.5	44.7	22.8	14.4

Operating Loss	(25.0)	(5.9)	(7.3)	(3.6)
Income Tax Benefit	10.0	3.2	3.1	1.6

Net Loss	$(15.0)	$(2.7)	$(4.2)	$(2.0)

Ratio Based on Earned Premiums
Incurred Loss and LAE Ratio (excluding Catastrophes)	81.9%	80.5%	81.8%	84.4%
Incurred Catastrophe Loss and LAE Ratio	0.2%	0.6%	0.2%	0.5%

Total Incurred Loss and LAE Ratio	82.1%	81.1%	82.0%	84.9%
Incurred Expense Ratio	35.2%	26.5%	32.0%	25.0%

Combined Ratio	117.3%	107.6%	114.0%	109.9%

(Dollars in Millions)	Sept. 30, 2007	Dec. 31, 2006
Insurance Reserves:
Loss Reserves:
Case	$86.9	$71.4
Incurred but Not Reported	23.7	16.8

Total Loss Reserves	110.6	88.2
LAE Reserves	25.9	18.6

Insurance Reserves	$136.5	$106.8

Unitrin Direct (continued)

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Adverse Loss and LAE Reserve Development, Net (excluding Catastrophes)	$(2.9)	$(2.9)	$(1.3)	$(2.5)
Adverse Catastrophe Loss and LAE Reserve Development, Net	—	(0.3)	—	(0.1)

Total Adverse Loss and LAE Reserve Development, Net	$(2.9)	$(3.2)	$(1.3)	$(2.6)

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	-2.7%	-3.2%	-1.2%	-2.6%

On June 29, 2007, Trinity Universal Insurance Company (“Trinity”), a subsidiary of the Company, completed its acquisition of 100% of Merastar Industries, Ltd., including its wholly owned subsidiary, Merastar, in a cash transaction for a total purchase price of $47.9 million, including related transaction costs of $0.7 million. The results of Merastar’s operations are included in the Company’s results of operation from the date of acquisition (see Note 2, “Acquisition of Business,” to the Company’s Condensed Consolidated Financial Statements). Earned premiums for Merastar were $11.0 million for both the nine and three months ended September 30, 2007. The effect on Net Income due to the acquisition of Merastar for both the nine and three months ended September 30, 2007 was not material.

Merastar specializes in the sale of personal automobile and homeowners insurance through employer-sponsored voluntary benefit programs. Due to the similarity of Unitrin Direct’s and Merastar’s products and back-office operations, the Company is in the process of combining the operations of the two businesses into a single business unit. Accordingly, results for Merastar are included in the Unitrin Direct business segment. The Company believes that the Merastar acquisition and the resultant combination of the businesses into a single business unit provide an opportunity to achieve economies of scale in its Unitrin Direct segment in a shorter time frame than would have been possible if both businesses were operated as stand alone units.

In addition to the Merastar acquisition, the Unitrin Direct segment began implementing direct marketing initiatives in 2007 intended to accelerate its growth, which resulted in higher written premiums and a higher number of policies in force. Written premiums are recognized as earned premiums over the terms of the respective policies. Unitrin Direct expects that the increase in written premiums and the resulting higher number of policies in force will continue to result in higher earned premiums in future periods. Excluding policies from the Merastar acquisition, the number of policies in force increased from December 31, 2006 by 11.0%, to approximately 143,000 at September 30, 2007. Direct marketing initially results in higher expenses as a percentage of earned premiums because up-front marketing costs, to the extent they are not deferrable, are expensed as incurred, generally prior to when premiums are written and subsequently earned. It takes several months for all policies that ultimately result from responses to a marketing campaign to be issued and for the associated written premiums to be recognized as earned premiums over the term of the policies. Direct marketing initiatives are expected to result in operating losses in the Unitrin Direct segment for the next several years.

Excluding the impact on Earned Premiums from the Merastar acquisition described above, Earned Premiums in the Unitrin Direct segment increased by $6.2 million for the nine months ended September 30, 2007, compared to the same period in 2006, due primarily to higher average premium rates. Excluding the impact on Earned Premiums from the Merastar acquisition, Earned Premiums increased by $2.6 million for the three months ended September 30, 2007, compared to the same period in 2006, due primarily to higher volume of insurance and higher average premium rates. The higher volume of insurance is due primarily to the direct marketing initiatives. However, the vast majority of the earned premiums resulting from the direct marketing initiatives will be recognized in subsequent quarters.

Unitrin Direct (continued)

The Unitrin Direct segment reported an Operating Loss of $25.0 million for the nine months ended September 30, 2007, compared to an Operating Loss of $5.9 million for the same period in 2006. The Unitrin Direct segment reported an Operating Loss of $7.3 million for the three months ended September 30, 2007, compared to an Operating Loss of $3.6 million for the same period in 2006. Operating results decreased due primarily to higher marketing and other policy acquisition expenses as a percentage of earned premiums. Marketing and other policy acquisition expenses as a percentage of earned premiums, excluding Merastar, increased from 9.6% for the nine months ended September 30, 2006 to 15.9% for the same period in 2007, and increased from 9.6% for the three months ended September 30, 2006 to 13.6% for the same period in 2007, due primarily to increased spending on direct mail, web, and television advertising. Insurance expenses also increased due primarily to additional staffing to support the higher number of policies in force. Losses and LAE as a percentage of earned premiums increased in the Unitrin Direct segment for the nine months ended September 30, 2007, compared to the same period in 2006, due primarily to higher frequency of claims. Losses and LAE as a percentage of earned premiums decreased in the Unitrin Direct segment for the three months ended September 30, 2007, compared to the same period in 2006, due primarily to lower adverse loss and LAE reserve development. Unitrin Direct recognized unfavorable loss and LAE reserve development of $2.9 million and $1.3 million for the nine and three months ended September 30, 2007, respectively, compared to an unfavorable effect of $3.2 million and $2.6 million for the same periods in 2006. See the caption entitled “Critical Accounting Estimates” in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition presented in the 2006 Annual Report and this 2007 Quarterly Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Unitrin Direct reported a Net Loss of $15.0 million for the nine months ended September 30, 2007, compared to a Net Loss of $2.7 million for the same period in 2006. For the three months ended September 30, 2007, Unitrin Direct reported a Net Loss of $4.2 million, compared to a Net Loss of $2.0 million for the same period in 2006. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $3.6 million and $1.4 million for the nine and three months ended September 30, 2007, respectively, compared to $3.5 million and $1.2 million for the same periods in 2006.

Life and Health Insurance

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Earned Premiums:
Life	$293.6	$301.8	$96.3	$99.3
Accident and Health	118.6	119.3	39.1	39.5
Property	82.2	87.9	26.7	29.3

Total Earned Premiums	494.4	509.0	162.1	168.1
Net Investment Income	148.0	132.1	47.2	43.8
Other Income	0.7	11.0	0.2	11.0

Total Revenues	643.1	652.1	209.5	222.9
Policyholders’ Benefits and Incurred Losses and LAE	300.4	312.4	96.6	96.1
Insurance Expenses	216.8	237.0	73.7	79.6

Operating Profit	125.9	102.7	39.2	47.2
Income Tax Expense	45.2	36.2	15.0	16.6

Net Income	$80.7	$66.5	$24.2	$30.6

Life and Health Insurance (continued)

(Dollars in Millions)	Sept. 30, 2007	Dec. 31, 2006
Insurance Reserves:
Life	$2,433.0	$2,386.6
Accident and Health	96.6	99.5
Property	11.0	6.9

Insurance Reserves	$2,540.6	$2,493.0

Earned Premiums in the Life and Health Insurance segment decreased by $14.6 million and $6.0 million for the nine and three months ended September 30, 2007, respectively, compared to the same periods in 2006. Earned premiums on life insurance decreased by $8.2 million and $3.0 million, due primarily to lower volume. Earned premiums on property insurance sold by the Life and Health Insurance segment’s career agents decreased by $5.7 million and $2.6 million, due primarily to lower volume related to the Company’s strategy to reduce coastal exposures and, to a lesser extent, an increase in the cost of catastrophe reinsurance. The Life and Health Insurance segment is reducing its exposures to natural disasters by suspending its new business sales and non-renewing selected property insurance business in certain coastal areas of the Gulf and southeastern United States. Prior to these actions, the affected areas comprised approximately 20% of the Life and Health Insurance segment’s property insurance business. The cost of catastrophe reinsurance coverage was $6.4 million for the nine months ended September 30, 2007, compared to $4.7 million for the same period in 2006. The cost of catastrophe reinsurance increased in 2007 due primarily to the higher cost of the Life and Health Insurance segment’s catastrophe reinsurance program which became effective on January 1, 2007.

In the fourth quarter of 2006, the Company’s subsidiary, Reserve National Insurance Company (“Reserve National”), entered into a reinsurance agreement whereby, effective January 1, 2007, Reserve National assumes 100% of certain accident and health insurance business. The Life and Health Insurance segment reported earned premiums related to this reinsurance agreement of $3.1 million and $0.9 million for the nine and three months ended September 30, 2007, respectively. Excluding the impact of the reinsurance agreement, earned premiums on accident and health insurance decreased by $3.8 million for the nine months ended September 30, 2007, compared to the same period in 2006, as lower volume of accident and health insurance, primarily on limited benefit medical and Medicare supplement products, contributed $8.3 million to the decrease in accident and health insurance earned premiums, while higher average premium rates on those same products accounted for an increase of $4.5 million. Excluding the impact of the reinsurance agreement, earned premiums on accident and health insurance decreased by $1.3 million for the three months ended September 30, 2007, compared to the same period in 2006, as lower volume of accident and health insurance, primarily on limited benefit medical and Medicare supplement products, contributed $2.5 million to the decrease in accident and health insurance earned premiums, while higher average premium rates on those same products accounted for an increase of $1.2 million.

Net Investment Income increased by $15.9 million for the nine months ended September 30, 2007, compared to the same period in 2006, due primarily to higher yields on investments and, to a lesser extent, higher levels of investments. Yields on investments for the nine months ended September 30, 2007 included a dividend of $5.2 million from the Company’s equity investment in IRI. Net Investment Income increased by $3.4 million for the three months ended September 30, 2007, compared to the same period in 2006, due to higher levels of investments and higher yields on investments.

Other Income for the nine and three months ended September 30, 2007 includes $0.6 million and $0.2 million, respectively, of amortization of a deferred gain related to the August 2006 sale and leaseback of Reserve National’s home office building. The remaining deferred gain of $1.6 million will be amortized over the remaining 22-month term of the leaseback. Other Income for the nine and three months ended September 30, 2006 includes the gain of $9.7 million, net of a deferred gain of $2.5 million, recognized on the sale and leaseback of Reserve National’s home office building and a gain of $1.3 million recognized on the sale of the Career Agency Group’s Louisiana office building. During 2006, the Career Agency Group completed the consolidation of its Louisiana regional office operations into its St. Louis home office.

Life and Health Insurance (continued)

Operating Profit in the Life and Health Insurance segment increased by $23.2 million for the nine months ended September 30, 2007, compared to the same period in 2006, due to the higher Net Investment Income, lower insurance expenses, and lower policyholders’ benefits and incurred losses and LAE, partially offset by the lower Other Income.

Insurance Expenses decreased by $20.2 million and also as a percentage of earned premiums for the nine months ended September 30, 2007 compared to the same period in 2006, due primarily to lower commission expense, partially the result of lower amortization of deferred policy acquisition costs, and also due to lower administrative expenses.

Policyholders’ Benefits and Incurred Losses declined for the nine months ended September 30, 2007, compared to the same period in 2006, due primarily to lower Life and Accident and Health insurance benefits, partially offset by higher incurred losses on property insurance sold by the Life and Health Insurance segment’s career agents. Life insurance benefits decreased due primarily to improved mortality and a higher level of lapses in the nine months ended September 30, 2007, compared to the same period in 2006. Accident and health insurance benefits improved due primarily to lower frequency of claims incurred, partially offset by higher average claims incurred on Reserve National’s insurance products. Incurred losses on property insurance increased due primarily to higher weather-related losses in 2007, compared to the same period in 2006, from events that were not severe enough to be classified as catastrophes by the Insurance Services Office, partially offset by lower catastrophe losses.

Catastrophe losses and LAE were $8.4 million and $9.9 million for the nine months ended September 30, 2007 and 2006, respectively. Catastrophe losses and LAE for the nine months ended September 30, 2007 and 2006 included adverse development of $1.7 million and $3.6 million, net of reinsurance, respectively, on Hurricane Katrina. Catastrophe losses and LAE for the nine months ended September 30, 2007 included adverse development of $2.9 million on Hurricane Rita related to the Company’s estimate of the cost to settle certain legal matters that are not recoverable from reinsurance.

Operating Profit in the Life and Health Insurance segment decreased by $8.0 million for the three months ended September 30, 2007, compared to the same period in 2006, due primarily to the lower Other Income, higher incurred losses on property insurance and higher policyholders’ benefits on accident and health insurance, partially offset by the lower insurance expenses, lower policyholders’ benefits on life insurance and the higher Net Investment Income. Incurred losses on property insurance increased due primarily to higher catastrophe losses and higher weather-related losses in 2007, compared to the same period in 2006, from events that were not severe enough to be classified as catastrophes by the Insurance Services Office. Life insurance benefits decreased due primarily to the improved mortality and higher lapses.

Catastrophe losses and LAE were $4.6 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively. Catastrophe losses and LAE for the three months ended September 30, 2007 included adverse development of $0.9 million, net of reinsurance, on Hurricane Katrina. Catastrophe losses and LAE for the three months ended September 30, 2007 included adverse development of $2.9 million on Hurricane Rita related to the Company’s estimate of the cost to settle certain legal matters that are not recoverable from reinsurance.

Insurance Expenses decreased by $5.9 million and also as a percentage of earned premiums for the three months ended September 30, 2007, compared to the same period in 2006, due primarily to lower commission expense, partially the result of lower amortization of deferred policy acquisition costs, and also due to lower administrative expenses.

Net Income in the Life and Health Insurance segment increased by $14.2 million for the nine months ended September 30, 2007, compared to the same period in 2006, due primarily to the higher Operating Profit. Net Income in the Life and Health Insurance segment decreased by $6.4 million for the three months ended September 30, 2007, compared to the same period in 2006, due primarily to the lower Operating Profit.

Consumer Finance

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Interest, Loan Fees and Earned Discount	$187.7	$176.0	$64.3	$61.4
Net Investment Income	3.4	2.8	1.4	1.0
Other	6.7	5.5	2.2	1.9

Total Revenues	197.8	184.3	67.9	64.3

Provision for Loan Losses	69.5	41.9	35.5	17.8
Interest Expense on Certificates of Deposits	43.0	36.1	15.2	13.2
General and Administrative Expenses	77.9	68.3	26.1	22.8

Operating Profit (Loss)	7.4	38.0	(8.9)	10.5
Income Tax Expense (Benefit)	3.1	16.0	(3.7)	4.7

Net Income (Loss)	$4.3	$22.0	$(5.2)	$5.8

Consumer Finance Loan Originations	$623.2	$637.7	$202.7	$196.4

	Sept. 30, 2007	Dec. 31, 2006	Sept.30, 2006
Percentage of Consumer Finance Receivables Past Due:
Less than 30 Days	24.6%	26.7%	25.5%
30 Days to 59 Days	8.4%	8.6%	7.9%
60 Days to 89 Days	2.8%	3.0%	2.9%
90 Days and Greater	1.2%	1.3%	1.2%

Total Past Due	37.0%	39.6%	37.5%

Ratio of Reserve for Loan Losses to Gross Consumer Finance Receivables	6.1%	5.3%	5.3%

Weighted-Average Interest Yield on Certificates of Deposits	4.9%	4.7%	4.6%

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Reserve for Loan Losses - Beginning of Period	$68.8	$62.6	$71.0	$68.6
Provision for Loan Losses	69.5	41.9	35.5	17.8
Net Charge-off:
Consumer Finance Receivables Charged-off	(92.3)	(73.5)	(34.9)	(30.0)
Consumer Finance Receivables Recovered	38.1	37.7	12.5	12.3

Net Charge-off	(54.2)	(35.8)	(22.4)	(17.7)

Reserve for Loan Losses - End of Period	$84.1	$68.7	$84.1	$68.7

Interest, Loan Fees and Earned Discounts in the Consumer Finance segment increased by $11.7 million and $2.9 million for the nine and three months ended September 30, 2007, respectively, compared to the same periods in 2006, due primarily to higher levels of loans outstanding, partially offset by lower interest rates. The Consumer Finance segment only makes loans that are secured by automobiles. The Consumer Finance segment has no loans outstanding that are secured by real estate.

Operating Profit in the Consumer Finance segment decreased by $30.6 million and $19.4 million for the nine and three months ended September 30, 2007, respectively, compared to the same periods in 2006.

Consumer Finance (continued)

Provision for Loan Losses increased by $27.6 million and $17.7 million for the nine and three months ended September 30, 2007, respectively, compared to the same periods in 2006. Provision for Loan Losses and related Reserve for Loan Losses grew due to increased loss expectations driven by an increase in the amounts of Consumer Finance Receivables charged-off; a reduction in the Consumer Finance Receivables recovered as a percentage of Consumer Finance Receivables charged-off; and an increase in the level of Consumer Finance Receivables.

Interest Expense on Certificates of Deposits increased by $6.9 million and $2.0 million for the nine and three months ended September 30, 2007, respectively, compared to the same periods in 2006, due primarily to higher interest rates on Certificates of Deposits and higher levels of deposits.

General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discounts, increased from 38.8% for the nine months ended September 30, 2006, to 41.5% for the nine months ended September 30, 2007, due primarily to an increase in the number of collectors and higher related collection costs. The Consumer Finance segment is exploring alternatives to reduce expenses through technology and centralization of certain operations, including collections.

Net Income in the Consumer Finance segment decreased by $17.7 million and $11.0 million for the nine and three months ended September 30, 2007, respectively, compared to the same periods in 2006, due primarily to the lower Operating Profit.

Equity in Net Income of Investee

Unitrin accounts for its investment in its investee, Intermec, Inc. (“Intermec”), under the equity method of accounting using the most recent and sufficiently timely publicly-available financial reports, which results in a three-month-delay in the inclusion of Intermec’s results in Unitrin’s consolidated financial statements. Equity in Net Income of Investee was $0.7 million and $0.9 million for the nine and three months ended September 30, 2007, respectively. Equity in Net Income of Investee was income of $8.6 million and $1.4 million for the nine and three months ended September 30, 2006, respectively.

The fair value of Unitrin’s investment in Intermec exceeded the carrying value of Unitrin’s investment in Intermec by $241.7 million and $214.5 million at September 30, 2007 and December 31, 2006, respectively. In accordance with applicable accounting standards, such excess is not included in the unaudited Condensed Consolidated Financial Statements.

Corporate Investments

The Company considers the management of certain investments, Northrop common and preferred stock, Baker Hughes, Inc. common stock, and its investee, Intermec, to be a corporate responsibility and excludes income from these investments from its operating segments. Dividend income from these investments for the nine and three months ended September 30, 2007 and 2006 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Northrop Preferred Stock	$12.4	$9.3	$3.1	$6.2
Northrop Common Stock	7.3	6.4	2.3	2.2
Baker Hughes Common Stock	0.2	0.2	0.1	0.1

Total Unallocated Dividend Income	$19.9	$15.9	$5.5	$8.5

Dividend income from the Company’s investment in Northrop preferred stock increased for the nine months and decreased for the three months ended September 30, 2007, compared to the same periods in 2006, due to the timing of the ex-dividend dates.

Corporate Investments (continued)

The changes in the fair value of Corporate Investments for the nine months ended September 30, 2007 are summarized below:

		Nine Months Ended September 30, 2007
(Dollars in Millions)	Fair Value Dec. 31, 2006	Holding Gain	Dispositions	Fair Value Sept. 30, 2007
Equity Securities:
Northrop Preferred Stock	$236.0	$21.7	$—	$257.7
Northrop Common Stock	500.3	73.0	(82.8)	490.5
Baker Hughes Common Stock	41.1	8.7	(1.1)	48.7
Investee:
Intermec Common Stock	307.2	23.4	—	330.6

Total Corporate Investments	$1,084.6	$126.8	$(83.9)	$1,127.5

Net Realized Investment Gains

The components of Net Realized Investment Gains for the nine and three months ended September 30, 2007 and 2006 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Fixed Maturities:
Gains on Dispositions	$2.6	$4.1	$1.4	$2.1
Losses on Dispositions	(3.8)	(4.4)	(0.1)	—
Losses from Write-downs	(1.0)	—	(0.3)	—
Northrop Common Stock:
Gains on Dispositions	35.3	5.6	8.7	—
Other Equity Securities:
Gains on Dispositions	20.6	21.6	5.8	1.8
Losses on Dispositions	(1.0)	(1.1)	(0.5)	(0.3)
Losses from Write-downs	(7.0)	(2.1)	(6.7)	(0.4)
Real Estate:
Gains on Dispositions	1.9	—	—	—
Losses from Write-downs	—	(0.1)	—	(0.1)
Other Investments:
Gains on Dispositions	4.6	0.4	4.3	0.1
Losses on Dispositions	(0.2)	(0.3)	(0.1)	(0.1)

Net Realized Investment Gains	$52.0	$23.7	$12.5	$3.1

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other than temporary declines in fair value are reported in the Condensed Consolidated Statements of Income in the period that the decline was determined to be other than temporary. Net Realized Investment Gains for the nine and three months ended September 30, 2007 includes pretax losses of $8.0 million and $7.0 million, respectively, resulting from other than temporary declines in the fair values of investments. Net Realized Investment Gains for the nine and three months ended September 30, 2006 includes pretax losses of $2.1 million and $0.4 million, respectively, resulting from other than temporary declines in the fair values of investments.

On July 9, 2007, Republic Companies purchased Southern States General Agency (“Southern States”), a directly owned subsidiary of the Company. For both the nine and three months ended September 30, 2007, Net Realized Investment Gains on Other Investments includes a pretax gain of $4.0 million resulting from this sale.

Liquidity and Capital Resources

At September 30, 2007, there were approximately 3.9 million shares of the Company’s outstanding common stock that could be repurchased under the Company’s outstanding repurchase authorization. Common stock may be repurchased in the open market or in privately negotiated transactions from time to time subject to market conditions and other factors. During the first nine months of 2007, the Company repurchased 2,525,700 shares of its common stock at an aggregate cost of $116.3 million in open market transactions.

The Company had no outstanding advances under its $325 million, unsecured, revolving credit agreement at September 30, 2007 or December 31, 2006. Undrawn letters of credit issued pursuant to the unsecured, revolving credit agreement were $13.1 million at both September 30, 2007 and December 31, 2006. Accordingly, the amounts available for future borrowing were $311.9 million at both September 30, 2007 and December 31, 2006.

On May 11, 2007, the Company issued $360 million of its 6.00% Senior Notes due May 15, 2017 (the “6.00% Senior Notes”). The 6.00% Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at the Company’s option at specified redemption prices. The Company issued the 6.00% Senior Notes for proceeds of $354.9 million, net of transaction costs, for an effective yield of 6.19%. The Company used the proceeds from the sale of the notes to repay the $300 million principal aggregate amount of its 5.75% senior notes and for general corporate purposes.

The Company’s management believes that it has sufficient resources to maintain the payment of dividends to its shareholders at its present level. Sources available for future shareholder dividend payments, the payment of interest on Unitrin’s senior notes and the repurchases of the Company’s common stock include the receipt of dividends from Unitrin’s operating subsidiaries, the receipt of dividends from its investments in Northrop, borrowings under the Company’s revolving credit agreement, and monetization of a portion of the Unitrin parent company’s Northrop holdings. Various state insurance laws restrict the ability of the Company’s insurance subsidiaries to pay dividends without regulatory approval. Such laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Certain risk-based capital regulations also have the effect of limiting the amount of dividends that may be paid by the Company’s consumer finance subsidiary, Fireside Bank. In the fourth quarter of 2007, the Company estimates that its subsidiaries would be able to pay $161.3 million in dividends to the Company without prior regulatory approval. During the first quarter of 2007, Trinity paid a cash dividend of $46.0 million to the Unitrin parent company. During the second quarter of 2007, Trinity paid a cash dividend of $34.0 million to the Unitrin parent company, and a dividend which included 323,792 shares of Northrop common stock with a market value of approximately $25 million. During the first nine months of 2007, three other subsidiaries of Unitrin (United Insurance Company of America, Union National Insurance Company and Fireside Securities Corporation (“FSC”)) paid cash dividends totaling $27.0 million, $5.6 million and $13.3 million, respectively, to the Unitrin parent company. In addition, prior to the July 9, 2007 sale of Southern States, a cash dividend of $1.0 million was paid to the Unitrin parent company. The Company currently estimates that the Unitrin parent company will receive approximately $87.6 million in dividends of cash and securities from its insurance subsidiaries in the fourth quarter of 2007. The Unitrin parent will make a capital contribution of at least $2 million to FSC in the fourth quarter of 2007 and may make additional contributions to FSC. The Unitrin parent company directly held investments in Northrop preferred and common stock with a market value totaling $331.6 million and $330.0 million at September 30, 2007 and December 31, 2006, respectively. In addition to the Unitrin parent company’s holdings of Northrop preferred and common stock, Trinity held investments in Northrop common stock with a market value of $416.6 million and $406.3 million at September 30, 2007 and December 31, 2006, respectively. During the first nine months of 2007, the Unitrin parent company and Trinity sold a portion of their Northrop common stock, generating gross proceeds of $56.4 million and $26.4 million, respectively.

The primary sources of funds for the Company’s insurance subsidiaries are premiums, investment proceeds and investment income. The primary uses of funds are the payment of policyholder benefits under life insurance contracts and claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Accordingly, during periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flow from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may

Liquidity and Capital Resources (continued)

have to be sold in advance of their maturity dates to fund payments, which could either result in investment gains or losses. Management believes that its insurance subsidiaries maintain adequate levels of liquidity and surplus capacity to manage the risks inherent with any differences between the duration of their liabilities and invested assets and to provide adequate liquidity in the event that its property and casualty insurance subsidiaries experience several catastrophic events over a relatively short period of time.

The primary sources of funds for Fireside Bank are customer deposits, repayments of consumer loans, interest on consumer loans and investment income. The primary uses of funds for Fireside Bank are loans made to consumers, repayment of customer deposits, interest paid to depositors and general expenses.

Net Cash Provided by Operating Activities decreased by $10.3 million for the nine months ended September 30, 2007, compared to the same period in 2006, due primarily to normal timing differences.

Net Cash Used by Investing Activities is largely dependent on Net Cash Provided by Operating Activities and cash flow from Financing Activities. Cash Flow Used by Investing Activities increased by $115.4 million for the nine months ended September 30, 2007, compared to the same period in 2006, due primarily to the acquisition of Merastar and reducing the Company’s excess cash on hand in 2007 and investing such excess. The Company temporarily increased its cash on hand significantly at the end of 2006 as a result of certain premium tax planning strategies.

Net Cash Used by Financing Activities decreased by $18.3 million for the nine months ended September 30, 2007, compared to the same period in 2006, due primarily to net proceeds of $354.9 million from the issuance of the 6.00% Senior Notes, partially offset by the repayment of $300 million of aggregate principal of the Company’s 5.75% senior notes on July 2, 2007 and the effect of repurchases of the Company’s common stock. The Company used $116.3 million of cash in the first nine months of 2007 to repurchase shares of the Company’s common stock, compared to $72.6 million of cash for the same period in 2006.

Interest and Other Expenses

Interest and Other Expenses was $52.2 million and $16.1 million for the nine and three months ended September 30, 2007, respectively, compared to $47.2 million and $15.5 million for the same periods in 2006. Interest and Other Expenses increased for the nine and three months ended September 30, 2007, compared to the same periods in 2006, due primarily to higher interest expense related to the Company’s senior notes. Interest expense, excluding interest on a mortgage note payable included in real estate investment expense, was $25.3 million and $8.1 million the nine and three months ended September 30, 2007, respectively, compared to $21.3 million and $7.1 million for the same periods in 2006, respectively.

Income Taxes

The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions, partially offset by the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $44.9 million and $14.1 million for the nine and three months ended September 30, 2007, respectively, compared to $42.5 million and $16.8 million for the nine and three months ended September 30, 2006, respectively. Tax-exempt investment income and dividends received deductions increased for the nine months ended September 30, 2007, compared to the same period in 2006, due primarily to the timing of the ex-dividend date for the Company’s investment in Northrop preferred stock. Tax-exempt investment income and dividends received deductions decreased for the three months ended September 30, 2007, compared to the same period in 2006, due primarily to the timing of the ex-dividend date for the Company’s investment in Northrop preferred stock. Income state tax expense for the nine and three months ended September 30, 2007 included net state income tax expense of $1.0 million and net state income tax benefit of $0.4 million, respectively. Income tax expense for the nine and three months ended September 30, 2006 included net state income tax expense of $3.5 million and net state income tax expense of $1.4 million, respectively.

Discontinued Operations

On September 5, 2007, the Company reached an agreement in principle to sell its Unitrin Business Insurance operations to AmTrust Financial Services, Inc. (“AmTrust”) in a cash transaction. The transaction is subject to the negotiation and execution of a definitive agreement, approvals by insurance regulators and other customary closing conditions. The transaction is expected to close in 2008. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the 2007 results of the Unitrin Business Insurance operations are classified as discontinued operations and certain amounts for prior periods have been reclassified to conform with the current presentation in accordance with SFAS No. 144 (see Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements and Note 3, “Discontinued Operations,” to the Condensed Consolidated Financial Statements). Income from Discontinued Operations was $15.2 million and $6.7 for the nine and three months ended September 30, 2007, respectively, and $13.1 million and $6.3 million for the nine and three months ended September 30, 2006, respectively. The Company will retain Property and Casualty Insurance Reserves for unpaid insured losses that have occurred and will occur prior to the sale. In accordance with SFAS No. 144, the Company is not permitted to report such liabilities as Liabilities of Discontinued Operations. Accordingly, Property and Casualty Insurance Reserves as reported in the Company’s Condensed Consolidated Balance Sheet at September 30, 2007 include $367.0 million for unpaid insured losses incurred by Unitrin Business Insurance. However, pursuant to the provisions of SFAS No. 144, if there are any changes in the Company’s estimate of such retained liabilities after the sale, the impact of these changes will be reported as a separate component of the results of discontinued operations.

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

Accounting Changes (continued)

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

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both September 30, 2007 and December 31, 2006, for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Consumer Finance Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at September 30, 2007 and December 31, 2006, respectively. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at September 30, 2007 and December 31, 2006, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at September 30, 2007 and December 31, 2006, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.65 and 0.58 at September 30, 2007 and December 31, 2006, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended September 30, 2007 and December 31, 2006, respectively, and weighted on the fair value of such securities at September 30, 2007 and December 31, 2006, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

Quantitative Information About Market Risk (continued)

The estimated adverse effects on the market value of the Company’s financial instruments using these assumptions were:

	Fair Value	Pro Forma Increase (Decrease)
(Dollars in Millions)		Interest Rate Risk	Equity Price Risk	Total Market Risk
September 30, 2007
Assets
Investments in Fixed Maturities	$3,817.6	$(258.4)	$—	$(258.4)
Investments in Equity Securities	1,350.9	(1.7)	(85.4)	(87.1)
Consumer Finance Receivables	1,299.9	(17.3)	—	(17.3)

Liabilities
Certificates of Deposits	$1,280.7	$27.4	$—	$27.4
Notes Payable	554.2	32.3	—	32.3

December 31, 2006
Assets
Investments in Fixed Maturities	$3,832.9	$(260.5)	$—	$(260.5)
Investments in Equity Securities	1,305.6	(2.5)	(72.8)	(75.3)
Consumer Finance Receivables	1,231.4	(16.4)	—	(16.4)

Liabilities
Certificates of Deposits	$1,154.6	$22.4	$—	$22.4
Notes Payable	501.3	8.3	—	8.3

Investments in Fixed Maturities presented above include Investments in Fixed Maturities with a fair value of $29.5 million reported in Assets of Discontinued Operations at September 30, 2007. The market risk sensitivity analysis assumes that the composition of the Company’s interest rate sensitive assets and liabilities, including, but not limited to, credit quality, and the equity price sensitive assets existing at the beginning of the period remains constant over the period being measured. It also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the time to maturity. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Also, any future correlation, either in the near term or the long term, between the Company’s common stock equity securities portfolio and the S&P 500 may differ from the historical correlation as represented by the weighted-average historical beta of the common stock equity securities portfolio. Accordingly, the market risk sensitivity analysis may not be indicative of, is not intended to provide, and does not provide, a precise forecast of the effect of changes in market rates on the Company’s income or shareholders’ equity. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates or equity prices.

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

At September 30, 2007 and December 31, 2006, respectively, $748.2 million and $736.3 million of the Company’s Investments in Equity Securities, which exclude the Company’s Investment in Investee, were concentrated in the preferred and common stock of Northrop. Northrop stated in its 2006 Annual Report on Form 10-K that it is a “premier provider of technologically advanced, innovative products, services and solutions in information and services, aerospace, electronics and shipbuilding. As prime contractor, principal subcontractor, partner, or preferred supplier, Northrop Grumman participates in many high-priority defense and non-defense technology programs in the U.S. and abroad. The company conducts most of its business with the U.S. Government, principally the Department of Defense, and it also conducts business with foreign governments as well as other domestic and international customers.” Accordingly, the Company’s Investments in Equity Securities are sensitive to the nature of Northrop’s industry segments.

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

Caution Regarding Forward-Looking Statements (continued)

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

•	Governmental actions, including new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions;

•	Adverse outcomes in litigation or other legal and regulatory proceedings involving the Company or its subsidiaries;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services;

•	The impact of residual market assessments and assessments for insurance industry insolvencies;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces;

•	Changes in ratings by credit rating agencies, including A.M. Best Co., Inc.;

•	Changes in laws or regulations governing or affecting the regulatory status of industrial banks, such as Fireside Bank, and their parent companies;

•	The failure to complete the sale of Unitrin Business Insurance;

•	The level of success and costs expended in realizing economies of scale and implementing significant business consolidations and technology initiatives;

•	Increased costs and risks related to data security;

•	Absolute and relative performance of the Company’s products or services; and

•	Other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

Item 2.	Changes in Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2007	—	N/A	—	4,864,754
August 1 - August 31, 2007	657,700	$43.21	657,700	4,207,054
September 1 - September 30, 2007	267,100	$45.75	267,100	3,939,954

(1)	This number represents purchases made by the Company under its stock repurchase program, which was first announced on August 8, 1990. The repurchase program was subsequently expanded several times, most recently in November 2006, when the Board of Directors expanded the Company’s authority to repurchase the Company’s common stock by an aggregate number of 6,000,000 shares (in addition to approximately 750,000 shares remaining under its prior authorization). The repurchase program does not have an expiration date.

(2)	This table does not include shares withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under the Company’s four stock option plans or shares withheld to satisfy tax withholding obligations on the vesting of awards under the Company’s restricted stock plan.

Item 6.	Exhibits

3.1	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed May 9, 2002, Registration No. 333-87866.)

3.2	Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

4.1	Rights Agreement between Unitrin, Inc. and Computershare Trust Company, N.A. as successor Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, dated as of August 4, 2004 and amended May 4, 2006 and October 9, 2006 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2004, Exhibits 4.1 and 4.2 to the Company’s Registration Statement on Form 8-A/A dated May 4, 2006 and Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A dated October 10, 2006.)

4.2	Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.3	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 30, 2003.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 6.00% Senior Notes due May 15, 2017 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.2	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.3	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.4	Unitrin, Inc. 2002 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.5	2005 Restricted Stock and Restricted Stock Unit Plan (Incorporated herein by reference to Appendix B to the Company’s Proxy Statement, dated March 28, 2005, in connection with the Company’s 2005 Annual Meeting of Shareholders.)

10.6	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.7	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.8	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.9	Form of Restricted Stock Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.10	Unitrin, Inc. Pension Equalization Plan, as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

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

Unitrin, Inc.

Date: October 29, 2007	/s/ Donald G. Southwell
Donald G. Southwell
President and Chief Executive Officer

Date: October 29, 2007	/s/ Eric J. Draut
Eric J. Draut
Executive Vice President and Chief Financial Officer

Date: October 29, 2007	/s/ Richard Roeske
Richard Roeske
Vice President and Chief Accounting Officer
(Principal Accounting Officer)