Form 10-K
period 2007-12-31
UNITRIN INC
filed 2008-02-04
CIK 860748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.9 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

Registrant had 64,263,730 shares of common stock outstanding as of January 30, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2008 are incorporated by reference into Part III.

Caution Regarding Forward-Looking Statements

This 2007 Annual Report on Form 10-K, including the accompanying consolidated financial statements of Unitrin, Inc. (“Unitrin”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and the notes thereto appearing in Item 8 herein (the “Consolidated Financial Statements”), the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the “MD&A”) and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “believe(s),” “goal(s),” “target(s),” “estimate(s),” “anticipate(s),” “forecast(s),” “project(s),” “plan(s),” “intend(s),” “expect(s),” “might,” “may” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this 2007 Annual Report on Form 10-K. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements.

Among the general factors that could cause actual results to differ materially from estimated results are:

•	Changes in general economic conditions, including performance of financial markets, interest rates, unemployment rates and fluctuating values of particular investments held by the Company;

•	Heightened competition, including, with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

•	The number and severity of insurance claims (including those associated with catastrophe losses) and their impact on the adequacy of loss reserves;

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

•	Governmental actions, including new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions;

•	Adverse outcomes in litigation or other legal or regulatory proceedings involving Unitrin or its subsidiaries;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services;

•	The impact of residual market assessments and assessments for insurance industry insolvencies;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces;

•	Changes in ratings by credit rating agencies including A.M. Best Co., Inc. (“A.M. Best”);

•

Changes in laws or regulations governing or affecting the regulatory status of industrial banks, such as Fireside Bank, and their parent companies, including restrictions on the non-financial activities and equity investments of companies that acquire control of industrial banks;

•	Changes in the estimated rates of automobile loan receivables net charge-off used to estimate Fireside Bank’s reserve for loan losses;

•	The failure to complete the sale of Unitrin Business Insurance;

•	The failure to complete the purchase of Primesco, Inc. (“Primesco”);

•	The level of success and costs expended in realizing economies of scale and implementing significant business consolidations and technology initiatives;

•	Increased costs and risks related to data security;

•	Absolute and relative performance of the Company’s products or services; and

•	Other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. The Company assumes no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this 2007 Annual Report on Form 10-K. The reader is advised, however, to consult any further disclosures the Company makes on related subjects in filings made with the SEC.

PART I

Item 1.	Business.

Unitrin was incorporated in Delaware in 1990. Unitrin’s subsidiaries serve the basic financial needs of individuals, families and small businesses by providing property and casualty insurance, life and health insurance, and automobile finance services.

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other information with the SEC. The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549, or by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at sec.gov, where the SEC maintains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically with the SEC. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, the Company makes copies available to the public free of charge through its website at unitrin.com.

(a) GENERAL DEVELOPMENT OF BUSINESS

Purchase of Merastar Industries, Ltd.

On June 29, 2007, Trinity Universal Insurance Company (“Trinity”), a subsidiary of Unitrin, completed its acquisition of Merastar Industries LTD, including its wholly owned subsidiary, Merastar Insurance Company

(together “Merastar”) in a cash transaction for a total purchase price of $47.9 million, including related transaction costs of $0.7 million. Merastar Insurance Company specializes in the sale of personal automobile and homeowners insurance through employer-sponsored voluntary benefit programs. Due to the similarity of the products and back-office operations of the Company’s Unitrin Direct business unit and Merastar, the Company is in the process of combining the two businesses into a single business unit.

Purchase of Primesco, Inc.

On November 16, 2007, Unitrin signed a definitive agreement to acquire Primesco of Decatur, Alabama, in a cash merger transaction valued at approximately $96 million, subject to certain purchase price adjustments at the time of closing. Primesco’s wholly-owned subsidiaries, Mutual Savings Life Insurance Company (“Mutual Savings”) and Mutual Savings Fire Insurance Company (“Mutual Savings Fire”), specialize in the sale of life, health and fire insurance products to persons of modest financial means in Alabama, Georgia, Mississippi and several other states in the Southeast. Similar to the Company’s Career Agency Companies business unit, Mutual Savings and Mutual Savings Fire employ a network of employee agents who call on customers in their homes to sell and service products and collect premiums. The transaction is subject to approvals by insurance regulators and other customary closing conditions and is expected to close in the first quarter of 2008. Due to the similarity of the products, distribution network and back-office operations of the Company’s Career Agency Companies and Mutual Savings and Mutual Savings Fire, the Company intends to combine the businesses into a single business unit.

Sale of Unitrin Business Insurance

On December 7, 2007, the Company signed a definitive agreement to sell its Unitrin Business Insurance operations to AmTrust Financial Services, Inc. (“AmTrust”) in a cash transaction. AmTrust will acquire the renewal rights to the Unitrin Business Insurance book of business, certain legal entities and selected other assets, and the workforce that the Company currently employs to write its Unitrin Business Insurance products. The Company will retain pre-closing loss and loss adjustment expense (“LAE”) reserves. The transaction is subject to approvals by insurance regulators and certain federal agencies and other customary closing conditions and is expected to close in the first quarter of 2008. Results of operations for Unitrin Business Insurance are reported as discontinued operations in the Consolidated Financial Statements.

Unitrin Business Insurance primarily sells the following types of commercial insurance: automobile, general liability, fire, multi-peril and workers compensation insurance. Unitrin Business Insurance’s products are marketed by more than 1,000 independent insurance agents. Its commercial insurance products are designed and priced for those businesses that have demonstrated favorable risk characteristics and loss history.

Unitrin Business Insurance, based in Dallas, Texas, conducts its primary business in 30 states, with a geographic emphasis in the south, northwest and midwest. In 2007, the following states provided approximately two-thirds of Unitrin Business Insurance’s premium revenues: Texas (40%), Louisiana (10%), Illinois (6%), Washington (5%), Wisconsin (5%) and Arkansas (4%).

Unitrin Common Stock Repurchases

During 2007, Unitrin repurchased approximately 3 million shares of its common stock at an aggregate cost of $139.5 million in open market transactions. Subject to market conditions and other factors, the Company may, from time to time, repurchase additional shares of Unitrin common stock, in the open market or in privately negotiated transactions, pursuant to the outstanding repurchase authorization of Unitrin’s Board of Directors. In November 2006, Unitrin’s Board of Directors expanded the Company’s authority to repurchase Unitrin’s common stock by an aggregate of 6.0 million shares (in addition to approximately 0.8 million shares remaining under its prior authorization). At December 31, 2007, approximately 3.4 million shares of Unitrin common stock remained under such authorization.

(b) BUSINESS SEGMENT FINANCIAL DATA

Financial information about Unitrin’s business segments for the years ended December 31, 2007, 2006 and 2005 is contained in the following portions of this 2007 Annual Report on Form 10-K of Unitrin, Inc. and is incorporated herein by reference: (i) Note 18, “Business Segments,” to the Consolidated Financial Statements; and (ii) MD&A.

(c) DESCRIPTION OF BUSINESS

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and automobile finance businesses. The Company conducts its continuing operations through five operating segments: Kemper, Unitrin Specialty, Unitrin Direct, Life and Health Insurance and Fireside Bank.

NOTE: The Company uses the registered trademark, “Kemper”, under license, for personal lines insurance only, from Lumbermens Mutual Casualty Company (“Lumbermens”), which is not affiliated with the Company. Lumbermens continues to use the name, “Kemper Insurance Companies,” (“KIC”) in connection with its operations, which are distinct from, and not to be confused with, Unitrin’s Kemper business segment.

Unitrin’s subsidiaries employ more than 7,400 full-time associates supporting its continuing operations of which approximately 1,220 are employed in the Kemper segment, 700 in the Unitrin Specialty segment, 750 in the Unitrin Direct segment, 3,660 in the Life and Health Insurance segment, 900 at Fireside Bank and the remainder in various corporate and other staff functions.

Property and Casualty Insurance Business

Unitrin’s continuing property and casualty insurance business operations are primarily conducted through the Kemper, Unitrin Specialty, and Unitrin Direct segments. In addition, the Life and Health Insurance segment’s career agents also sell property insurance to its customers. Unitrin’s discontinued property and casualty insurance business operations are conducted by Unitrin Business Insurance. Unitrin’s insurance subsidiaries operating in the Kemper, Unitrin Specialty, Unitrin Direct and Life and Health Insurance segments provide automobile, homeowners, fire, and other types of property and casualty insurance to individuals and commercial automobile insurance to businesses. Automobile insurance in these segments accounted for 57%, 56% and 56% of Unitrin’s consolidated insurance premiums earned from continuing operations for the years ended December 31, 2007, 2006 and 2005, respectively. Automobile insurance in these segments accounted for 45%, 45% and 46% of Unitrin’s consolidated revenues from continuing operations for the years ended December 31, 2007, 2006 and 2005, respectively. Homeowners insurance in these segments accounted for 17%, 18% and 17% of Unitrin’s consolidated insurance premiums earned from continuing operations for the years ended December 31, 2007, 2006 and 2005, respectively. Homeowners insurance in these segments accounted for 14%, 14% and 13% of Unitrin’s consolidated revenues from continuing operations for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Kemper and Unitrin Specialty segments distribute their products through independent agents who are paid commissions for their services. The Unitrin Direct segment distributes its products directly to consumers and through employer-sponsored voluntary benefit programs.

Kemper

Kemper, based in Jacksonville, Florida, conducts business in 40 states geographically dispersed throughout the United States. In 2007, the following states provided three-fifths of the premium revenues included in this segment: New York (19%), North Carolina (14%), California (14%) and Texas (13%).

Kemper primarily sells preferred and standard risk automobile and homeowners insurance. Kemper’s insurance products accounted for approximately 53% of the aggregate insurance premium revenues of Unitrin’s continuing property and casualty insurance business in 2007. Kemper’s products are marketed by approximately 2,500 independent insurance agents. These personal lines products are designed and priced for those individuals who have demonstrated favorable risk characteristics and loss history. Typical customers include middle to upper income individuals and families.

Unitrin Specialty

Unitrin Specialty, based in Dallas, Texas, conducts business in 24 states, principally in the midwest, southeast, southwest and western United States. In 2007, the following states provided more than two-thirds of the premium revenues in this segment: California (29%), Texas (26%), Washington (6%), Louisiana (5%) and Oregon (5%).

Unitrin Specialty provides nonstandard personal and commercial automobile insurance. Unitrin Specialty’s insurance products accounted for approximately 26% of the aggregate insurance premium revenues of Unitrin’s continuing property and casualty insurance business in 2007. Nonstandard automobile insurance is provided for individuals and businesses that have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records or claims or premium payment history. Unitrin Specialty products are marketed through approximately 8,000 independent agents and brokers.

Unitrin Direct

Unitrin Direct markets automobile insurance primarily through direct mail, web insurance portals, “click-thrus,” its own website and television advertising. In addition, Merastar Insurance Company specializes in the sale of personal automobile and homeowners insurance through employer-sponsored voluntary benefit programs. The Unitrin Direct segment’s automobile and homeowners insurance products are available in every state in the U.S. with the exception of Alaska, Hawaii and Massachusetts. In 2007, the following states provided more than two-thirds of the premium revenues in this segment: California (17%), Florida (16%), Michigan (8%), Pennsylvania (8%), Virginia (6%), New York (6%), Texas (5%) and Arizona (5%). Unitrin Direct’s insurance products accounted for approximately 15% of the aggregate insurance premium revenues of Unitrin’s continuing property and casualty insurance business in 2007.

Unitrin Direct writes a broad spectrum of personal automobile insurance risks ranging from preferred to non-standard private passenger automobile insurance risks, and competes with companies that sell insurance directly to the consumer and employer-sponsored voluntary benefit programs, as well as companies that sell through agents. Unitrin Direct also offers homeowners and renters insurance across 48 states, complementing its automobile insurance offering.

Property and Casualty Loss and Loss Adjustment Expense Reserves

The Company’s reserves for losses and LAE for property and casualty insurance (“Property and Casualty Insurance Reserves”) are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $1,322.9 million and $1,432.6 million of gross loss and LAE reserves at December 31, 2007 and 2006, respectively. Property and Casualty Insurance Reserves by business segment and Unitrin Business Insurance at December 31, 2007 and 2006 were:

Dollars in Millions	2007	2006
Business Segments:
Kemper	$502.4	$534.1
Unitrin Specialty	278.6	293.4
Unitrin Direct	142.6	106.8
Life and Health Insurance	11.4	6.9

Total Business Segments	935.0	941.2
Unitrin Business Insurance	342.2	397.9
Unallocated Ceded Reserves	45.7	93.5

Total Property and Casualty Insurance Reserves	$1,322.9	$1,432.6

Certain reserves acquired in connection with a business acquisition from SCOR Reinsurance Company (“SCOR”) in 2002 (the “Unallocated Ceded Reserves”) are reinsured by an insurance subsidiary of SCOR (see Note 7, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). The Company does not allocate these reserves to its business segments or Unitrin Business Insurance.

In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain and the actual ultimate net cost of claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures which may not be discovered or reported until years after the insurance policy period has ended.

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

The Company’s actuaries generally review the results of at least four of these estimation methodologies, two based on paid data and two based on incurred data, to initially estimate loss and LAE reserves and to determine if a change in prior estimates is required. In some cases, the methodologies produce a cluster of estimates with a tight band of indicated possible outcomes. In other cases, however, the methodologies produce conflicting results and wider bands of indicated possible outcomes. However, such bands do not necessarily constitute a range of outcomes, nor does the Company’s management or the Company’s actuaries calculate a range of outcomes.

At a minimum, the Company’s actuaries analyze 45 product and/or coverage levels for over 40 separate current or prior accident quarters for both losses and LAE using many of the loss reserving estimation methodologies identified above as well as other generally accepted actuarial estimation methodologies. In all, there are over 10,000 combinations of accident quarters, coverage levels, and generally accepted actuarial estimation methodologies used to estimate the Company’s unpaid losses and LAE. In some cases, the Company’s actuaries make adjustments to the loss reserving estimation methodologies identified above or use additional generally accepted actuarial estimation methodologies to estimate ultimate losses and LAE.

For each accident quarter, the point estimate selected by the Company’s actuaries is not necessarily one of the points produced by any particular one of the methodologies utilized, but often is another point selected by the Company’s actuaries, using their professional judgment, that takes into consideration each of the points produced by the several loss reserving estimation methodologies used. In some cases, for a particular product, the current accident quarter may not have enough paid claims data to rely upon, leading the Company’s actuaries to conclude that the incurred loss development methodology provides a better estimate than the paid loss development methodology. Therefore, the Company’s actuaries may give more weight to the incurred loss development methodology for that particular accident quarter. As an accident quarter ages for that same product, the actuary may gain more confidence in the paid loss development methodology and begin to give more weight to the paid loss development methodology. The Company’s actuaries’ quarterly selections are summed by product and/or coverage levels to create the actuarial indication of the ultimate losses. More often than not, the actuarial indication for a particular product line and accident quarter is most heavily weighted towards the incurred loss development methodology, particularly for short-tail lines such as personal automobile insurance. Historically, the incurred loss development methodology has been more reliable in predicting ultimate losses for these lines, especially in the more recent accident quarters, when compared with the paid loss development methodology. However, in some circumstances changes can occur which impact numerous variables including, but not limited to, those variables identified below that are difficult to quantify and/or impact the predictive value of prior development patterns relied upon in the incurred loss development methodology and paid loss development methodology. In those circumstances, the Company’s actuaries must make adjustments to these loss reserving estimation methodologies or use additional generally accepted actuarial estimation methodologies. In those circumstances, the Company’s actuaries, using their professional judgment, may place more weight on the adjusted loss reserving estimation methodologies or other generally accepted actuarial estimation methodologies until the newer development patterns fully emerge and the Company’s actuaries can fully rely on the unadjusted loss reserving estimation methodologies. In the event of a wide variation among results generated by the different projection methodologies, the Company’s actuaries further analyze the data using additional techniques.

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

•	Changes in underwriting practices;

•	Changes in the mix of business by state, class and policy limit within product line;

•	Growth in new lines of business;

•	Changes in the attachment points of the Company’s reinsurance programs;

•	Medical costs including, but not limited to, the ability to assess the extent of injuries and the impact of inflation;

•	Repair costs including, but not limited to, the impact of inflation and the availability of labor and materials;

•	Changes in the judicial environment including, but not limited to, the interpretation of policy provisions, the impact of jury awards and changes in case law; and

•	Changes in state regulatory requirements.

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

Actuaries use historical experience and trends as predictors of how losses and LAE will emerge over time. However, historical experience may not necessarily be indicative of how actual losses and LAE will emerge. Changes in reserve adequacy, changes in minimum case reserves and changes in internal claims handling procedures could impact the timing and recognition of incurred claims and produce an estimate that is either too high or too low if not adjusted for by the actuary. For example, if, due to changes in claims handling procedures, actual claims are settled more rapidly than they were settled historically, the estimate produced by the paid loss development methodology would tend to be overstated if the actuary did not identify and adjust for the impact of the changes in claims handling procedures. Similarly, if, due to changes in claims handling procedures, actual claim reserves are set at levels higher than past experience, the estimate produced by the incurred loss development methodology would tend to be overstated if the actuary did not identify and adjust for the impact of the changes in claims handling procedures.

The final step in the quarterly loss and LAE reserving process involves a comprehensive review of the actuarial indications by the Company’s senior actuary and senior management who apply their collective judgment and determine the appropriate estimated level of reserves to record. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in claim handling practices or other changes that affect the timing of payment or development patterns, changes in the mix of business, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, the improvement or deterioration of actuarial indications in the current period as compared to prior periods, and the amount of reserves related to third party pools for which the Company does not have access to the underlying data and, accordingly, relies on calculations provided by such pools. Total recorded reserves for property and casualty insurance losses and LAE were 2.0%, 3.9% and 3.7% higher than the actuarial indication of reserves at December 31, 2007, 2006 and 2005, respectively. Total recorded reserves for property and casualty insurance losses and LAE as a percentage of the actuarial indication of reserves decreased in 2007, compared to 2006, due primarily to the Company’s senior actuary and senior management placing greater reliance on the actuarial indications in determining the appropriate estimated level of reserves, due in part to the continued improvement in the actuarial indications in some product lines. Total recorded reserves for property and casualty insurance losses and LAE as a percentage of the actuarial indication of reserves increased in 2006, compared to 2005, due primarily to the decrease in Unallocated Ceded Reserves and reserves for losses and LAE from Hurricanes Katrina, Rita and Wilma. The recorded reserves for the Unallocated Ceded Reserves and these hurricanes were equal to the actuarial indications.

The Company’s goal is to ensure its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs, while sustaining minimal variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully developed. Changes in the Company’s estimates of these losses and LAE over time, also referred to as “development,” will occur and may be material. Favorable development is recognized when the Company decreases its estimate of previously reported losses and LAE and results in an increase in net income in the period recognized, whereas adverse development is recognized when the Company increases its estimate of previously reported losses and LAE and results in a decrease in net income. The Company recognized total favorable development of $101.1 million, $91.6 million and $92.1 million before tax for the years ended December 31, 2007, 2006 and 2005, respectively. Development for each of the Company’s continuing business segments and Unitrin Business Insurance for the years ended December 31, 2007, 2006 and 2005, was:

	Favorable (Adverse) Development
Dollars in Millions	2007	2006	2005
Continuing Operations:
Kemper	$54.2	$68.2	$65.4
Unitrin Specialty	15.3	8.9	8.8
Unitrin Direct	(5.5)	(4.5)	4.7
Life and Health Insurance	(8.6)	(6.8)	(1.3)

Total Favorable Development, Net from Continuing Operations	55.4	65.8	77.6

Discontinued Operations:
Unitrin Business Insurance, Net	45.7	25.8	14.5

Total Favorable Development, Net	$101.1	$91.6	$92.1

Development in the Company’s Kemper segment comprised a substantial portion of the Company’s development reported in continuing operations. Development in Unitrin Business Insurance comprised all of the Company’s development reported in discontinued operations. Together these two operations comprised a substantial portion of the Company’s favorable development in 2007, 2006 and 2005. Additional information regarding this development follows.

Kemper Development

In June of 2002, the Company acquired the personal lines property and casualty insurance business of KIC in a renewal rights transaction. Pursuant to the agreements among the parties, KIC retained all liabilities for policies issued by KIC prior to the closing, while the Company is entitled to premiums written for substantially all personal lines property and casualty insurance policies issued or renewed after the closing and is liable for losses and LAE incurred thereon. The Kemper segment did not complete a full calendar year underwriting cycle after the acquisition date until 2004. Accordingly, the Company’s results for 2002 and 2003 did not represent 100% of the acquired business. For example, for the 2002 calendar year, the Company’s share of earned premiums for the KIC personal lines business was approximately 20% of the entire KIC personal lines business. For the 2003 calendar year, the Company’s share of earned premiums was approximately 90% of the entire KIC personal lines business.

The Company’s actuaries use various generally accepted actuarial incurred and paid loss development methodologies to estimate unpaid losses and LAE. The key assumption in these estimation methodologies is that patterns observed in prior periods are indicative of how losses and LAE are expected to develop in the future and that such historical data can be used to predict and estimate ultimate losses and LAE. Initially, the Company’s actuaries had to rely solely on the historical data of KIC (the “KIC Data”) to predict how losses for business written by the Company after the acquisition would develop. As the Company continued to renew policies, the paid loss and incurred loss data related to the Company’s share of the entire KIC personal lines business gradually increased. Immediately after the acquisition, the Company began accumulating incurred and paid loss and LAE data for its share of the KIC personal lines business (the “Unitrin Data”). In 2003 and throughout 2004, the Company’s actuaries began to review the Unitrin Data and began comparing development factors for it with the development factors for the KIC Data. These initial reviews indicated that the Unitrin Data was producing lower development factors than the factors produced by the KIC Data. However, the amount of Unitrin Data available for analysis was still limited, and the Company’s actuaries could not be confident that the observed changes in development were anything but random fluctuations and, therefore, placed less weight on the most recent development patterns.

Since the acquisition, the Company’s actuaries have gained increasing confidence that the development patterns from the Unitrin Data were not only different from the KIC Data, but that these patterns were also sustainable. As the Company’s actuaries gave more weight, and continued to give more weight each quarter, to the improved development patterns from the Unitrin Data in the selection of their incremental development factors throughout 2005 and 2006 and into 2007, the Kemper segment has recognized favorable development each quarter as appropriate.

The lower development factors for the Unitrin Data primarily resulted from improvements in the claim handling procedures on this book of business. In 2002, Kemper began to place special emphasis on reporting claims directly to the Company. Prior to that time, a policyholder’s agent usually was the primary contact to report a claim. In July of 2002, approximately one-third of all claims were reported directly to Kemper, compared to approximately 70% at the end of both 2006 and 2007. Direct reporting of losses has enabled the Company not only to reduce claim cycle times, but also to better respond to and control loss costs. Kemper has also focused on reducing the number of days from when a loss is reported until the related claim is closed, while also controlling the overall loss and LAE costs. Specifically, Kemper has implemented several claims handling loss mitigation programs, including:

•	Increased its utilization of alternative dispute resolution processes, such as mediation and arbitration, to facilitate settlements and reduce defense and legal costs;

•	Increased its in-house legal expertise to better manage the litigation processes and expenses, including managing the external lawyers with whom Kemper contracts to defend claims; and,

•	Increased its emphasis on attempting to settle third-party claims earlier in the claims process in an effort to reduce the ultimate claim and LAE payouts.

In 2005, a second wave of new claims handling procedures, which emphasized greater case reserve adequacy earlier in the lifecycle of a claim, began to occur in Kemper’s claims organization. The impact of this second wave of new claims handling procedures became visible in Kemper’s reserving data in late 2006 and early 2007 as evidenced by a dramatic rise in individual case loss reserve changes in excess of $100,000 at early claims maturity valuation points. The second wave of new claims handling procedures had the effect of producing higher average paid and incurred loss amounts for recent accident quarters than historical averages would otherwise indicate. This second wave of new claims handling procedures compounded the effects of the improvements from the first wave of changes in claims handling procedures on the emerging loss development patterns.

In 2005, the personal lines claims function of the Company’s former Multi Lines Insurance (“MLI”) segment was combined into the Kemper segment’s claims function. In September 2005, Kemper converted all open MLI personal lines claims to its claims system and began including new claims from the MLI business in its claim system.

All of these changes have impacted the development patterns for Kemper’s loss reserving data. Although the Company’s actuaries were aware of, and gave consideration to, the changes in the Company’s claims handling processes, including the merging of the Kemper and MLI claims functions, it takes several years to ascertain whether such changes in claims handling procedures will ultimately result in lower ultimate paid losses and LAE. Accordingly, the effects of the improvements and the changes in the claims handling processes have emerged and have been recognized over several years as the Company’s actuaries have become more convinced that lower losses and LAE have in fact been realized. However, the Company cannot make any assurances that all such improvements and effects have fully emerged or will continue to emerge.

Unitrin Business Insurance Development

The Company attributes favorable development in Unitrin Business Insurance primarily to changes in its claims handling processes and the re-underwriting of its underlying book of business over the past several years.

Unitrin Business Insurance improved its claims handling procedures by placing increased emphasis on earlier identification of the full value of a claim, especially case reserves for larger claims. As part of this effort, a large loss unit was created in its home office to handle all significant claims. In addition, Unitrin Business Insurance initiated several claims handling cost cutting measures, such as using third-party analytic software for legal expense and bodily injury review, outsourcing workers compensation bill review, utilizing preferred vendors for damage repair and pursuing subrogation more aggressively. The combined effects of these claims handling initiatives were case reserves in the earlier evaluation periods that more closely matched the ultimate payments.

Unitrin Business Insurance began aggressively re-underwriting its book of business in 2002 and substantially completed its re-underwriting activities in the first quarter of 2004. Emphasis was placed on removing highly volatile, unprofitable, and undesirable risks from Unitrin Business Insurance’s book of business, which resulted in a significant reduction in the number of policies in force. Improvements in the quality of the book reduced the number and severity of claims in more recent years, resulting in better-than-expected development of loss and LAE reserves.

Although the Company’s actuaries were aware of, and gave consideration to, the changes in the Company’s claims handling processes and the re-underwriting in estimating unpaid losses and LAE for Unitrin Business Insurance, it takes several years to ascertain whether such changes in claims handling procedures and re-underwriting will ultimately result in lower ultimate paid losses and LAE. Accordingly, the improvements have emerged and have been recognized over several years as the Company’s actuaries have become more convinced that lower losses and LAE have in fact been realized. Due to the long-tail nature of some of Unitrin Business Insurance’s liabilities, it may take 10 or more years to fully determine the impact of these actions. Accordingly, the Company cannot make any assurances that all such improvements have fully emerged or will continue to emerge.

Unitrin Business Insurance has exposure to construction defect losses through general liability and commercial multiperil coverages it provided to contractors. Construction defect claims arise from allegedly defective work performed in the construction of buildings and the alleged resulting loss of economic value of those structures. Historically, the majority of Unitrin Business Insurance’s construction defect losses was concentrated in a limited number of western states, including California, and was heavily influenced by business written by the Company’s Valley Insurance Company and Valley Property & Casualty Insurance Company subsidiaries (the “Valley Companies”). The Company acquired the Valley Companies in 1999, at which time the Valley Companies substantially limited their exposure to contractors on a going-forward basis in the western United States. As a result, the Company is tracking construction defect activity throughout the United States to forecast any emerging trends. Over time, the number of new reported construction defect claims for western states has decreased. Construction defect losses have increased somewhat in non-western states, but to date have not approached the levels experienced in the west. There can be no assurance that such a trend will not emerge in non-western states in which the Company may have significant general liability insurance risks. The process of estimating reserves for these claims is particularly difficult due to the potentially long period of time between the loss date and the date the loss is actually reported, as well as changes in the regulatory and legal environment and involvement of multiple plaintiffs, defendants and insurers. Loss and LAE reserves for the Valley Companies’ construction defect losses were $24.1 million and $28.1 million at December 31, 2007 and 2006, respectively. Information on construction defect claim activity is contained in the MD&A under the caption “Critical Accounting Estimates.”

The Company’s commercial lines business is focused on the small commercial market. The Company has typically not written policies insuring large manufacturers. Accordingly, the Company’s exposure to asbestos and environmental losses is limited. Unitrin Business Insurance’s total asbestos and environmental reserves were approximately $18 million at both December 31, 2007 and 2006.

Ten Year Loss Development History

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

Loss and Loss Adjustment Expense Reserve Development

	December 31,
Dollars in Millions	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Gross Reserve for Unpaid Losses and LAE	$468	$448	$521	$541	$700	$975	$1,426	$1,511	$1,531	$1,433	$1,323
Deduct:
Reinsurance Recoverables	19	16	35	36	62	92	325	229	209	138	85

Net Reserve for Unpaid Losses and LAE	$449	$432	$486	$505	$638	$883	$1,101	$1,282	$1,322	$1,295	$1,238

Cumulative Amount Paid, Net of Reinsurance as of:
One Year Later	$171	$191	$229	$274	$341	$402	$405	$487	$508	$511
Two Years Later	266	288	336	393	483	578	621	707	742
Three Years Later	317	339	404	477	568	682	788	830
Four Years Later	347	368	456	523	617	731	850
Five Years Later	361	386	486	556	647	762
Six Years Later	374	400	508	576	666
Seven Years Later	381	409	523	590
Eight Years Later	387	421	531
Nine Years Later	396	427
Ten Years Later	402
Reestimate of Net Reserve for Unpaid Losses and LAE as of:
End of Year	$449	$432	$486	$505	$638	$883	$1,101	$1,282	$1,322	$1,295	$1,238
One Year Later	432	419	485	564	720	886	1,062	1,190	1,230	1,195
Two Years Later	382	408	495	612	722	879	1,026	1,131	1,158
Three Years Later	393	427	533	619	724	872	1,006	1,088
Four Years Later	408	441	544	623	725	857	980
Five Years Later	418	448	548	624	719	840
Six Years Later	423	453	549	623	709
Seven Years Later	426	453	548	618
Eight Years Later	427	452	543
Nine Years Later	425	449
Ten Years Later	423

Loss and Loss Adjustment Expense Reserve Development

	December 31,
Dollars in Millions	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Initial Net Reserve for Unpaid Loses and LAE in Excess Of (Less Than) Reestimated Net Reserve for Unpaid Losses and LAE:

Amount of Reestimate	$26	$(17)	$(57)	$(113)	$(71)	$43	$121	$194	$164	$100

Reestimate as a Percentage of Initial Net Reserve for Unpaid Losses and LAE	5.8%	(3.9)%	(11.7)%	(22.4)%	(11.1)%	4.9%	11.0%	15.1%	12.4%	7.7%

Latest Reestimate of:
Gross Reserve for Unpaid Losses and LAE	$452	$475	$638	$723	$812	$942	$1,312	$1,314	$1,377	$1,333
Recoverable for Reinsurance	29	26	95	105	103	102	332	226	219	138

Net Reserve for Unpaid Losses and LAE	$423	$449	$543	$618	$709	$840	$980	$1,088	$1,158	$1,195

Cumulative (Increase) Decrease to Reestimation of Gross Reserve for Unpaid Losses and LAE:	$16	$(27)	$(117)	$(182)	$(112)	$33	$114	$197	$154	$100

The Company acquired Valley Group Inc. and its subsidiaries (“VGI”) in 1999. Accordingly, reserves for VGI are included in the table for 1999 and forward. Under the agreement governing the acquisition of VGI, the Company was entitled to recover from the seller 90% of the unfavorable development of VGI’s pre-acquisition loss and LAE reserves, subject to a maximum recovery of $50 million. Reserve development shown in the preceding table for the years 1999 to 2004 is net of changes in the Company’s estimated recovery, which was received in 2004. Reserves increased in 2002 and 2003 partly due to the Company’s acquisition of the personal lines business of KIC. At the end of 2002, the Company also acquired two insurance companies from SCOR Reinsurance Company. Reinsurance recoverable in 2003, 2004, 2005, 2006 and 2007 includes a recoverable from a subsidiary of SCOR Reinsurance Company under an indemnity reinsurance agreement whereby the subsidiary assumed the pre-acquisition liabilities of the two insurance companies acquired by the Company. The Company acquired Merastar in 2007. Accordingly, reserves for this business are included in the table for 2007.

Reserve estimates increase or decrease as more information becomes known about individual claims and as changes in conditions and claims trends become more apparent. In 2007, the Company reduced its property and casualty insurance reserves by $101.1 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE and commercial lines insurance losses and LAE developed favorably by $44.4 million and $56.7 million, respectively, in 2007. The reserve reductions were primarily due to the emergence of more favorable loss trends than expected for the 2006, 2005 and 2004 accident years, partially due to the improvements in the Company’s claims handling procedures. In 2006, the Company reduced its property and casualty insurance reserves by $91.6 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE and commercial lines insurance losses and LAE developed favorable by $63.6 million and $28.0 million, respectively, in 2006. The reserve reductions were primarily due to the emergence of more favorable loss trends than expected for the 2005 and 2004 accident years, partially due to the improvements in the Company’s claims handling procedures. In 2005, the Company reduced its property and casualty insurance reserves by $92.1 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE and commercial lines insurance losses and LAE developed favorably by $73.1 million and $19.0 million, respectively, in 2005. The reserve reductions were primarily due to the emergence of more favorable loss trends than expected for the 2004 and 2003 accident years, partially due to improvements in the Company’s claims handling procedures. In 2004, the Company reduced its property and casualty insurance reserves by $39.0 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE and commercial lines insurance losses and LAE developed favorably by $29.7 million and $9.3 million, respectively, in 2004. The reserve reductions were primarily due to favorable development of the 2003 accident year. During 2001 and 2002, the Company increased its property and casualty insurance reserves to reflect adverse development due to developing loss trends primarily related to construction defect, mold, automobile liability and product liability loss exposures in its commercial lines of business as well as personal automobile liability.

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

Catastrophe Losses

Catastrophes and storms are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and will continue to be, a material factor in the results of operations and financial position of Unitrin’s property and casualty insurance companies. Further, because the level of insured losses that could occur in any one year cannot be accurately predicted, these losses contribute to material year-to-year fluctuations in the results of the operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The occurrence and severity of catastrophic events are difficult to accurately predict in any year. However, some geographic locations are more susceptible to these events than others. Management has endeavored to control its direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, and reinsurance.

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

Reinsurance

The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification and reinsurance. To limit its exposures to catastrophic events, the Company maintains three separate primary catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each primary catastrophe reinsurance program is provided in three layers. In addition to these programs, the Company purchases reinsurance from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in Florida at retentions lower than those described below for the Company’s primary catastrophe reinsurance programs.

2007 Primary Catastrophe Reinsurance Programs

The annual program covering the Company’s Kemper segment became effective on April 1, 2007 (the “Kemper 2007 Program”). The first layer of reinsurance provides coverage of approximately 62% of reinsured catastrophe losses of $30 million above retention of $40 million. The second layer of reinsurance provides coverage of approximately 90% of reinsured catastrophe losses of $80 million above retention of $70 million. The third layer of reinsurance provides coverage of approximately 90% of reinsured catastrophe losses of $100 million above retention of $150 million. The prior annual program covering the Kemper segment, which was effective July 1, 2006, was terminated effective with the Kemper 2007 Program.

The annual program covering the Company’s Unitrin Direct and Unitrin Specialty segments and Unitrin Business Insurance provided, effective January 1, 2007, reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. The annual programs covering these operations do not include Merastar. The annual program covering Merastar was effective on March 31, 2007 and provides reinsurance coverage of 97.5% of reinsured catastrophe losses of $7.25 million above retention of $0.75 million.

The annual program covering the property insurance operations of the Company’s Life and Health Insurance segment provided, effective January 1, 2007, reinsurance coverage of 100% of reinsured catastrophe losses of $120 million above retention of $10 million.

In addition, in the event that the Company’s incurred catastrophe losses and LAE covered by any of its three primary catastrophe reinsurance programs exceed the retention for that particular program, each of the programs requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such program. The reinstatement premium is a percentage of the original premium based on the ratio of the losses exceeding the Company’s retention to the reinsurers’ coverage limit.

2008 Primary Catastrophe Reinsurance Programs

The Company terminated the Kemper 2007 Program and established a new annual program, effective January 1, 2008, covering the Company’s Kemper segment on terms that are slightly different from the Kemper 2007 Program. Under the new annual program, the first layer provides reinsurance coverage of approximately 62% of reinsured catastrophe losses of $30 million above retention of $40 million. The second layer under the new annual program provides reinsurance coverage of approximately 93% of reinsured catastrophe losses of $80 million above retention of $70 million. The third layer under the new annual program provides reinsurance coverage of approximately 92% of reinsured catastrophe losses of $100 million above retention of $150 million. The estimated aggregate annual premium, excluding reinstatement premium, for Kemper’s 2008 annual program is $19.4 million.

The Company did not renew the 2007 annual program covering the Company’s Unitrin Direct and Unitrin Specialty segments and Unitrin Business Insurance. The Company established a new annual program, effective January 1, 2008 covering the Company’s Unitrin Direct (including Merastar) and Unitrin Specialty segments. The new annual program provides reinsurance coverage of 100% of reinsured catastrophe losses of $13 million above retention of $2 million. The estimated aggregate annual premium, excluding reinstatement premium, for the 2008 annual program covering these segments is $1.2 million.

The Company extended the catastrophe reinsurance program that was effective January 1, 2007 and that covered the Company’s Unitrin Direct and Unitrin Specialty segments and Unitrin Business Insurance to April 1, 2008 to cover only the catastrophe losses of Unitrin Business Insurance.

The Company renewed the catastrophe reinsurance program covering the property insurance operations of the Company’s Life and Health Insurance segment on terms that are different from the prior annual program. Under the new annual program, the first layer provides reinsurance coverage of 82.5% of reinsured catastrophe losses of $14 million above retention of $6 million. The second layer under the new annual program provides reinsurance coverage of 100% of reinsured catastrophe losses of $30 million above retention of $20 million. The third layer under the new annual program provides reinsurance coverage of 100% of reinsured catastrophe losses of $30 million above retention of $50 million. The estimated aggregate annual premium, excluding reinstatement premium, for the 2008 annual program covering this segment is $6.2 million.

Additional information on the Company’s catastrophe reinsurance programs is contained in the MD&A under the caption “Catastrophes” and in Note 19, “Catastrophe Reinsurance,” to the Consolidated Financial Statements.

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

In addition to the catastrophe reinsurance programs described above, Unitrin’s property and casualty insurance companies utilize other reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks.

Under the various reinsurance arrangements, Unitrin’s property and casualty insurance companies are indemnified by reinsurers for certain losses incurred under insurance policies issued by the companies. As indemnity reinsurance does not discharge an insurer from its direct obligations to policyholders on risks insured, Unitrin’s property and casualty insurance companies remain directly liable. However, so long as the reinsurers meet their obligations, the net liability for Unitrin’s property and casualty insurance companies is limited to the amount of risk that they retain. Unitrin’s property and casualty insurance companies purchase their reinsurance only from reinsurers rated A- or better by A. M. Best at the time of purchase.

For further discussion of the reinsurance program, see Note 7, “Property and Casualty Insurance Reserves,” Note 19, “Catastrophe Reinsurance,” and Note 20, “Other Reinsurance,” to the Consolidated Financial Statements.

Pricing

Pricing levels for property and casualty insurance are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business and economic conditions including market rates of interest, inflation, expense levels, and judicial decisions. In addition, many state regulators require consideration of investment income when approving or setting rates, which reduces underwriting margins. See MD&A regarding Kemper, Unitrin Specialty and Unitrin Direct.

Competition

Based on the most recent annual data published by A.M. Best as of the end of 2006, there were approximately 970 property and casualty insurance groups in the United States, made up of approximately 2,350 companies. Unitrin’s property and casualty insurance companies ranked among the 60 largest property and casualty insurance groups in the United States, measured by net premiums written (42nd), policyholders’ surplus (61st) and admitted assets (57th).

In 2006, the industry’s estimated net premiums written were more than $453 billion, of which 78% were accounted for by the top 50 groups of companies. Unitrin’s property and casualty insurance companies wrote less than 1% of the industry’s estimated 2006 premium volume.

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

Life and Health Insurance Business

The Company’s Life and Health Insurance segment consists of Unitrin’s wholly-owned subsidiaries, United Insurance Company of America (“United Insurance”), The Reliable Life Insurance Company (“Reliable”), Union National Life Insurance Company (“Union National Life”), United Casualty Insurance Company of America

(“United Casualty”), Union National Fire Insurance Company (“Union National Fire”) and Reserve National Insurance Company (“Reserve National”). As discussed below, United Insurance, Reliable, Union National Life, United Casualty and Union National Fire (the “Career Agency Companies”) distribute their products through a network of employee, or “career,” agents. Reserve National distributes its products through a network of exclusive independent agents. Both these career agents and independent agents are paid commissions for their services. In 2007, the following states provided more than two-thirds of the Life and Health Insurance segment’s premium revenues: Texas (25%), Louisiana (11%), Mississippi (6%), Florida (5%), Illinois (5%), North Carolina (4%), Missouri (4%), South Carolina (4%) and California (4%). Life insurance accounted for 17%, 17% and 18% of the Company’s consolidated insurance premiums earned from continuing operations for the years ended December 31, 2007, 2006 and 2005, respectively. Life insurance accounted for 13%, 14% and 14% of Unitrin’s consolidated revenues from continuing operations for the years ended December 31, 2007, 2006 and 2005, respectively.

Career Agency Companies

The Career Agency Companies, based in St. Louis, Missouri, focus on providing individual life and health insurance products to customers of modest incomes who desire basic protection for themselves and their families. Their leading product is ordinary life insurance, including permanent and term insurance. Face amounts of these policies are lower than those of policies typically sold to higher income customers by other companies in the industry. Premiums average $15 per policy per month. Permanent policies are offered primarily on a non-participating, guaranteed-cost basis. Approximately 80% of the Life and Health Insurance segment’s premium revenues are generated by the Career Agency Companies.

The Career Agency Companies employ nearly 2,100 career agents to distribute their products in 25 states. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. The segment’s career agents also distribute certain property insurance products.

Customers of the Career Agency Companies generally are families with annual incomes of less than $25,000. According to the U.S. Bureau of the Census, in 2006, there were approximately 28 million households in the United States with less than $25,000 of annual income, representing over 25% of all U.S. households.

Reserve National

Reserve National, based in Oklahoma City, Oklahoma, is licensed in 31 states throughout the south, southwest and midwest, and specializes in the sale of accident and health insurance products and Medicare Supplement insurance, primarily to individuals living in rural areas where health maintenance organizations and preferred provider organizations are less prevalent.

Reserve National has approximately 230 independent agents appointed to market and distribute its products. These agents typically represent only Reserve National.

Reinsurance

Consistent with insurance industry practice, Unitrin’s life and health insurance companies utilize reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks. Included among the segment’s reinsurance arrangements is excess of loss reinsurance coverage specifically designed to protect against losses arising from catastrophic events under the property insurance policies distributed by the Career Agency Companies’ agents and written by United Casualty and Union National Fire or written by Capitol County Mutual Fire Insurance Company (“Capitol”), a mutual insurance company owned by its policyholders, and its subsidiary, Old Reliable Casualty Company (“ORCC”), and reinsured by Unitrin’s subsidiary, Trinity. The annual catastrophe reinsurance program for 2007 provided these companies with reinsurance coverage of $120 million above their retention of $10 million (see the above discussion of “Reinsurance” under “Property and Casualty Insurance Business” of this Item 1 beginning on page 16 for additional information pertaining to the Life and Health Insurance segment’s catastrophe reinsurance program).

Lapse Ratio

The lapse ratio is a measure of a life insurer’s loss of existing business. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life and Health Insurance segment’s lapse ratio for individual life insurance was 11%, 10%, and 10% in 2007, 2006 and 2005, respectively.

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

Competition

Based on the most recent data published by A.M. Best as of the end of 2006, there were approximately 425 life and health insurance company groups in the United States, made up of approximately 2,000 companies. The Unitrin Life and Health Insurance segment ranked in the top quartile of life and health insurance company groups, as measured by admitted assets (91st), net premiums written (85th) and capital and surplus (96th).

Unitrin’s life and health insurance subsidiaries generally compete by using appropriate pricing, selling to selected markets, controlling expenses, maintaining adequate ratings from A.M. Best, and providing competitive services to agents and policyholders.

Automobile Finance Business

Fireside Bank, based in Pleasanton, California, is engaged in the automobile finance business. Fireside Bank is organized under California law as an industrial bank and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). Fireside Bank’s principal business is the financing of used automobiles through the purchase of retail installment contracts from automobile dealers. The borrowers under these contracts typically have marginal credit histories.

Fireside Bank purchases loan contracts from automobile dealers in California, Arizona, Colorado, Idaho, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oregon, Nevada, Utah and Washington. Fireside Bank is one of the largest sub-prime automobile finance sources in California. Fireside Bank does business with over 5,000 automobile dealers. Fireside Bank has over 150,000 contracts and loans outstanding, totaling in excess of $1 billion.

Strong underwriting and collection practices are key elements to successful operating performance in the sub-prime automobile finance business. Over 75% of Fireside Bank’s general and administrative expenses are devoted to loan production and servicing activities. Fireside Bank individually underwrites each credit application and historically has declined to extend credit to more than two-thirds of its credit applicants. See the discussion of loan loss reserves under the headings “Fireside Bank” and “Critical Accounting Estimates” in the MD&A and Note 1, “Basis of Presentation and Significant Estimates,” Note 2, “Summary of Accounting Policies,” and Note 6, “Automobile Loan Receivables and Certificates of Deposits,” to the Consolidated Financial Statements. Fireside Bank competes for automobile loan contracts primarily on the basis of timely service to its automobile dealer customers and by offering competitive terms. Principal competitors include banks, finance companies, credit unions and “captive” credit subsidiaries of automobile manufacturers.

Fireside Bank’s financing activities are funded primarily by FDIC-insured certificates of deposits. Fireside Bank originates deposits in California and competes for funds primarily with other banks, credit unions and savings and loan associations.

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

The Company employs a total return investment strategy while maintaining liquidity to meet both its short and long-term insurance obligations primarily through the combination of investment-grade fixed maturity investments and equity securities. The emphasis is on income-producing fixed maturity investments and equity securities with the potential for long-term price appreciation. See the discussions of the Company’s investments under the headings “Critical Accounting Estimates,” “Investment Results,” and “Liquidity and Capital Resources” in the MD&A, “Quantitative and Qualitative Disclosures about Market Risk,” in Item 7A and Note 5, “Investments,” and Note 14, “Income from Investments,” to the Consolidated Financial Statements.

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

Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (the “NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements include risk-based capital (“RBC”) rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2007, the total adjusted capital of each of Unitrin’s insurance subsidiaries exceeded the minimum levels required under RBC rules.

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

State insurance laws intended primarily for the protection of policyholders contain certain requirements that must be met prior to any change of control of an insurance company or insurance holding company that is domiciled or, in some cases, an insurance company having such substantial business that it is deemed commercially domiciled, in that state. These requirements may include the advance filing of specific information with the state insurance regulators, a public hearing on the matter, and review and approval of the change of control by such regulators. The Company has insurance subsidiaries domiciled in a number of states, including California, Illinois, Indiana, Kansas, Louisiana, Missouri, New York, Oklahoma, Oregon, Texas and Wisconsin. In these states, “control” generally is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of an insurance company. Any purchase of the Company’s shares that would result in the purchaser owning 10% or more of the Company’s voting securities would be presumed to result in the acquisition of control of Unitrin’s insurance subsidiaries. Such an acquisition generally would require the prior approval of the insurance regulatory authorities in each state in which Unitrin’s insurance subsidiaries are domiciled or deemed to be commercially domiciled. In addition, many states require pre-acquisition notification to the state insurance regulators of a change of control of an insurance company licensed in that state if specific market concentration thresholds would be triggered by the acquisition. While those pre-acquisition notification statutes generally do not authorize the state insurance regulators to disapprove the change of control, they do authorize the issuance of a cease and desist order with respect to the insurance company if certain conditions, such as undue market concentration, would result from the acquisition. These insurance regulatory requirements may deter, delay or prevent transactions effecting control of the Company or the ownership of the Company’s voting securities, including transactions that could be advantageous to the Company’s shareholders.

Fireside Bank Regulation

Fireside Bank is an industrial bank regulated by the California Department of Financial Institutions. Under California banking law, Fireside Bank is permitted to engage in the activities of a commercial bank, except the activity of accepting demand deposits, and is generally subject to the same laws and regulations to which commercial banks are subject under the California banking law. In addition, since Fireside Bank’s deposits are insured by the FDIC, it is subject to a broad system of regulation under the Federal Deposit Insurance Act, FDIC regulations and other federal regulations. The regulations of these state and federal agencies govern most aspects of Fireside Bank’s business, and are generally intended to protect a bank’s depositors, creditors, borrowers and the deposit insurance fund. They impose reporting obligations, minimum capitalization requirements, limitations on dividends, investments, loans, borrowings, branching, mergers and acquisitions, reserves against deposits, and other requirements, including those relating to privacy, fairness in consumer credit, and prevention and detection of fraud and financial crime. Federal law also imposes certain restrictions on Fireside Bank’s transactions with the Company and other affiliates, and certain fair lending and reporting requirements involving consumer lending operations and Community Reinvestment Act activities.

Federal legislation has been introduced in Congress that would restrict the activities of companies that acquire control of industrial banks such as Fireside Bank. Although none of these bills in their originally proposed forms would restrict the insurance and automobile finance activities of the Company and Fireside Bank, they could limit the types of companies that could acquire control of the Company or Fireside Bank or restrict the activities of such acquiring companies. These bills would also subject the Company and any other company that acquires control of the Company to new reporting requirements to and supervision by the FDIC. It is impossible to predict whether any of these bills may be enacted into law or in what form they may be enacted.

Item 1A.	Risk Factors.

Catastrophe losses and reinsurance risks may adversely affect the Company’s results of operations, liquidity and financial condition.

Property and casualty insurance companies are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophes can be caused by various events, including hurricanes, tornadoes, windstorms, earthquakes, hail storms, explosions, severe winter weather and wildfires and may include man-made events, such as the September 11, 2001 terrorist attacks. The incidence, frequency, and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.

Unitrin’s insurance subsidiaries seek to reduce their exposure to catastrophe losses through underwriting strategies and the purchase of catastrophe reinsurance. Reinsurance does not relieve Unitrin’s insurance subsidiaries of their direct liability to their policyholders. As long as the reinsurers meet their obligations, the net liability for Unitrin’s insurance subsidiaries is limited to the amount of risk that they retain. However, the Company cannot be certain that their reinsurers will pay the amounts due from them either now, in the future, or on a timely basis, which could impact the Company’s liquidity. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with Unitrin’s insurance subsidiaries could have a material adverse effect on the Company’s financial position and results of operations.

In addition, market conditions beyond the Company’s control determine the availability and cost of the reinsurance protection its subsidiaries may purchase. A decrease in the amount of reinsurance that Unitrin’s insurance subsidiaries purchase generally should decrease their cost of reinsurance, but increase their risk of loss. An increase in the amount of reinsurance that Unitrin’s insurance subsidiaries purchase generally should increase their cost of reinsurance, but decrease their risk of loss. However, if the amount of reinsurance available is reduced, Unitrin’s insurance subsidiaries could pay more for the same level, or a lower level, of reinsurance coverage. Accordingly, the Company may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect Unitrin’s insurance subsidiaries’ ability to write future business or result in their retaining more risk with respect to their insurance policies.

Estimating property and casualty insurance reserves is inherently uncertain, and if the Company’s loss reserves are insufficient, it will have an unfavorable impact on the Company’s results.

The Company establishes loss and LAE reserves to cover estimated liabilities, which remain unpaid as of the end of each accounting period, and to investigate and settle all claims incurred under the property and casualty insurance policies that it has issued. Loss and LAE reserves are established for claims that have been reported to the Company as of the end of the accounting period, as well as for claims that have occurred but have not yet been reported to the Company. The estimates of loss and LAE reserves are based on the Company’s assessment of the facts and circumstances known to it at the time, as well as estimates of the impact of future trends in the severity of claims, the frequency of claims, and other factors.

As described more thoroughly above, the process of estimating loss reserves is complex and imprecise. The estimate of the ultimate cost of claims must take into consideration many factors that are dependent on the outcome of future events. The impact on the Company’s loss reserves from these factors is difficult to estimate accurately. Such factors consist of, but are not limited to, the following:

•	Changes in the length of time between the actual occurrence of the event that gives rise to a claim, and the date on which the claim is reported;

•	Changes in underwriting practices;

•	Changes in claim handling procedures;

•	Changes in medical care, including the impact of inflation, the extent of injuries and the utilization of medical services;

•	Changes in the cost of home repair, including the impact of inflation and the availability of labor and materials;

•	Changes in the judicial environment, including, but not limited to, the interpretation of policy provisions, the impact of jury awards and changes in case law; and

•	Changes in state regulatory requirements;

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

The Company estimates the reserves for each product line and coverage that it writes. The Company uses a variety of generally accepted actuarial loss reserving estimation methodologies that analyze experience trends and other relevant factors. These methodologies generally utilize analyses of historical patterns of the development of paid and reported losses by accident year, product lines and coverage. An accident year is the year in which the event that gave rise to the claim occurred. This process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future outcomes. The expected ultimate losses are adjusted as claims mature and are eventually settled.

Using the various complex actuarial methods and different underlying assumptions, the Company’s actuaries produce a number of point estimates for each class of business. After reviewing the appropriateness of the underlying assumptions, management selects the carried reserve for each product line and coverage.

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

Fireside Bank’s Automobile Loan Receivable Portfolio is subject to default risk.

The results of operations and financial condition of Fireside Bank depend, to a large extent, on the performance of its automobile loan receivable portfolio. Automobile loan borrowers may default during the terms of their loans. Fireside Bank bears the full risk of losses resulting from defaults. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery. A substantial portion of Fireside Bank’s Automobile Loan Receivable Portfolio is considered sub-prime. The risk of default for sub-prime loans is higher than for prime loans.

Fireside Bank maintains an allowance for loan losses that represents management’s best estimate of the inherent losses in Fireside Bank’s automobile loan receivable portfolio. If the allowance is inadequate, Fireside Bank would recognize the losses in excess of that allowance as an expense and the Company’s results of operations would be adversely affected. A material adjustment to the allowance for loan losses could also result in Fireside Bank’s risk-based capital falling below the amount required by bank regulators to keep Fireside Bank a “well capitalized” bank. In such a case, the Company would likely contribute additional amounts of capital to Fireside Bank. Such contributions could impact Unitrin’s liquidity and capital resources available for other corporate purposes.

The insurance industry is highly competitive.

The Company’s insurance businesses face significant competition. Competitive success is based on many factors, including:

•	Competitiveness of premiums charged;

•	Underwriting discipline;

•	Selectiveness of sales markets;

•	Technological innovation;

•	Ability to control expenses;

•	Adequacy of ratings from A.M. Best and other ratings agencies; and

•	Quality of services provided to agents and policyholders.

The inability to compete effectively in any of the Company’s business segments could materially reduce its customer base and revenues, and could adversely affect the financial condition of the Company.

See “Competition” in Item 1 of Part I beginning on pages 18 and 20, for more information on the competitive rankings in the property and casualty insurance markets and the life and health insurance markets, respectively, in the United States.

A significant downgrade in the ratings of Unitrin’s insurance subsidiaries could adversely affect their businesses.

Third party rating agencies assess and rate the claims-paying ability of insurance companies based upon criteria established by the agencies. Financial strength ratings are used by agents and clients as an important means of assessing the financial strength and quality of insurers. A significant downgrade by a recognized rating agency in the ratings of Unitrin’s insurance subsidiaries, particularly those that market their products through independent agents, could result in a substantial loss of business for that subsidiary if agents or policyholders move to other companies with higher claims paying and financial strength ratings. This loss of business could have a material adverse effect on the financial condition and results of operations of that subsidiary.

Unitrin’s subsidiaries are subject to significant regulation by state insurance departments and by the FDIC and state bank regulators.

Insurance. Unitrin’s insurance subsidiaries are subject to extensive regulation in the states in which they do business. Current regulations encompass a wide variety of matters, including policy forms, premium rates, licensing, trade practices, investment standards, statutory capital and surplus requirements, reserve and loss ratio requirements, restrictions on transactions among affiliates and consumer privacy.

Banking. Fireside Bank is regulated by the California Department of Financial Institutions and the FDIC. These agencies regulate most aspects of Fireside Bank’s business and impose reporting obligations and a broad array of restrictions and requirements on such matters as capitalization, dividends, investments, loans and borrowings, and many requirements which relate to privacy and fairness in consumer credit or the detection and prevention of fraud and financial crime.

Effect on Operations. Insurance and banking regulatory agencies conduct periodic examinations of Unitrin’s subsidiaries and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. If an insurance company fails to obtain required licenses or approvals, or if any of Unitrin’s subsidiaries fails to comply with other regulatory requirements, including banking regulations applicable to Fireside Bank, the regulatory agencies can suspend or delay their operations, require corrective action, and impose penalties or other remedies available under the applicable regulations.

These federal and state laws and regulations, and their interpretation by the various regulatory agencies and courts, are undergoing continual revision and expansion. It is not possible to predict how new legislation or regulations or new interpretations of existing laws and regulations may impact the operations of Unitrin’s subsidiaries. Significant changes in or new interpretations of these laws and regulations could make it more expensive for Unitrin’s subsidiaries to conduct their businesses and could materially affect the profitability of their operations and the Company’s financial results.

For a more detailed discussion of the regulations applicable to Unitrin’s subsidiaries, see “Insurance Regulation” and “Fireside Bank Regulation” under “Regulation” in Item 1, beginning on page 21.

The effects of emerging claim and coverage issues on the Company’s insurance businesses are uncertain.

As industry practices and regulatory, judicial, political, social and other environmental conditions change, unexpected and unintended issues related to insurance claims and coverages may emerge. For example, the insurance industry is still confronted with a number of complicated coverage issues arising out of the 2005 hurricanes in the Gulf Coast states. These emerging practices, conditions and issues could adversely affect the Company’s insurance businesses by either extending coverages beyond the Company’s underwriting intent or by increasing the number or size of claims. The effects of such emerging claim and coverage issues are extremely hard to predict, but could harm the business of Unitrin’s insurance subsidiaries.

Legal and regulatory proceedings are unpredictable.

Unitrin and its subsidiaries are involved in lawsuits, regulatory inquiries, and other legal proceedings arising out of the ordinary course of its businesses. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities, and the outcomes of these matters are difficult to predict. For further information about the Company’s pending litigation, see “Item 3, Legal Proceedings”, on page 28.

The Company is dependent on receiving dividends from its subsidiaries to service its debt and to pay dividends to its shareholders.

As a holding company with no business operations of its own, Unitrin depends upon the dividend income that it receives from its subsidiaries as the primary source of funds to pay interest and principal on its outstanding debt obligations and to pay dividends to its shareholders. Unitrin’s subsidiaries are subject to significant regulatory restrictions from state insurance and banking laws and regulations which limit their ability to declare and pay dividends. These regulations impose minimum solvency and liquidity requirements on dividends between affiliated companies and require prior notice to, and may require approval from state insurance or bank regulators before dividends can be paid. The inability of one or more of Unitrin’s subsidiaries to pay sufficient dividends to Unitrin may materially affect Unitrin’s ability to timely pay its debt obligations or to pay dividends to its shareholders.

The Company’s equity investments are concentrated.

At December 31, 2007, the Company held 5.7 and 1.8 million shares of Northrop Grumman Corporation (“Northrop”) common and preferred stock, respectively. The total fair market value of the Company’s equity position in Northrop at year-end 2007 was $706.0 million, or 45 percent of the fair market value of the Company’s total equity portfolio (reflecting its investee at fair market value). The fair market value of the Company’s holdings of its investee, Intermec, Inc. (“Intermec”) common stock at year-end 2007 was $257.1 million, or 16 percent of the fair market value of the Company’s total equity portfolio (reflecting its investee at fair market value). Its equity holdings in Northrop after tax represent approximately 20 percent of the Company’s total shareholders’ equity at December 31, 2007. The remainder of the Company’s equity investments is primarily composed of a diversified pool of primarily externally managed common stock.

Common stock is subject to a variety of risk factors under the umbrella of market risk. General economic swings influence the performance of the underlying industries and companies within those industries. A downturn in the economy will have a negative impact on an equity portfolio. Industry-specific and company-specific risks have the potential to substantially affect the market value of the Company’s equity portfolio. In particular, a downturn in the defense industry, in which Northrop competes, or the global supply chain solutions industry, in which Intermec competes, may have an adverse effect on the market value of the Company’s concentrated equity holdings.

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

Fireside Bank receives interest on the loans it makes to its customers. Fireside Bank also pays interest on the certificates of deposits it accepts. Accordingly, it is exposed to interest rate changes.

Managing technology initiatives to address business developments and increasing data security regulations and risks present significant challenges to the Company.

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

Owned Properties

The Company owns the 41-story office building at One East Wacker Drive, Chicago, Illinois, that houses the executive offices of Unitrin. Unitrin and one of its subsidiaries occupy approximately 45,000 square feet of the 527,000 rentable square feet in the building. In addition, Unitrin’s subsidiaries together own and occupy 7 buildings located in 5 states consisting of approximately 20,800 square feet in the aggregate. Unitrin subsidiaries hold additional properties solely for investment purposes that are not utilized by Unitrin or its subsidiaries.

Leased Facilities

Kemper leases facilities with an aggregate square footage of approximately 240,000 at 11 locations in 6 states. The latest expiration date of the existing leases is in February 2012.

Fireside Bank leases 35 facilities with an aggregate square footage of approximately 220,000 in 9 states. The latest expiration date of the existing leases is in August 2016.

Unitrin Specialty leases facilities with an aggregate square footage of approximately 150,000 at 3 locations in 3 states. The latest expiration date of the existing leases is in March 2014.

Unitrin Direct leases facilities with an aggregate square footage of approximately 190,000 at 7 locations in 6 states. The latest expiration date of the existing leases is in June 2013.

Unitrin’s Life and Health Insurance segment leases facilities with aggregate square footage of approximately 530,000 at 133 locations in 26 states. The latest expiration date of the existing leases is in January 2015.

Unitrin Business Insurance leases facilities with an aggregate square footage of approximately 200,000 at 3 locations in 3 states. The latest expiration date of the existing leases is in March 2018.

Unitrin’s corporate data processing operation occupies a facility with an aggregate square footage of approximately 30,000 square feet under a lease that expires in December 2014.

The properties described above are in good condition. The properties utilized in the Company’s operations consist of facilities suitable for general office space, call centers and data processing operations.

Item 3.	Legal Proceedings.

Proceedings

In the ordinary course of their businesses, Unitrin and its subsidiaries are involved in a number of legal proceedings including lawsuits and regulatory examinations and inquiries. Some of these proceedings include matters particular to the Company or one or more of its subsidiaries, while others pertain to business practices in the industries in which Unitrin or its subsidiaries operate. Some lawsuits seek class action status that, if granted, could expose Unitrin or its subsidiaries to potentially significant liability by virtue of the size of the putative classes. These matters can raise complicated issues and may be subject to many uncertainties, including but not limited to: (i) the underlying facts of the matter; (ii) unsettled questions of law; (iii) issues unique to the jurisdiction where the matter is pending; (iv) damage claims, including claims for punitive damages, that are disproportionate to the actual economic loss incurred; and (v) the legal, regulatory and political environment faced by large corporations generally and the insurance and banking sectors specifically. Accordingly, the outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular points in time are in most cases difficult or impossible to ascertain with any degree of certainty.

During the course of 2007, Unitrin and certain of its subsidiaries, like many property and casualty insurers, were forced to defend a growing number of individual lawsuits, mass actions and statewide putative class actions in Louisiana and Texas arising out of Hurricanes Katrina and Rita. In these matters, the plaintiffs seek compensatory and punitive damages, and equitable relief. The Company and its relevant subsidiaries believe they have meritorious defenses to these proceedings and are defending them vigorously.

Fireside Bank is defending two class action lawsuits in California state courts alleging that its post-repossession notices to defaulting borrowers failed to comply with certain aspects of California law. The plaintiffs seek: (i) compensatory damages, including a refund of deficiency balances collected from customers who received the allegedly defective notices; (ii) punitive damages; and (iii) equitable relief. A statewide class has been certified in one of these matters. Fireside Bank has successfully moved to have these two cases treated on a coordinated basis going forward. Fireside Bank is contesting the allegations that its post-repossession notices were deficient and believes it has meritorious defenses to these lawsuits.

Financial Impact

The Company believes that resolution of its pending legal proceedings will not have a material adverse effect on the Company’s financial position. However, given the unpredictability of the legal environment, there can be no assurance that one or more of these matters will not produce a loss which could have a material adverse effect on the Company’s financial results for any given period.

Legal Environment

The legal and regulatory environment within which Unitrin and its subsidiaries conduct their business is often unpredictable. Industry practices that were considered legally-compliant and reasonable for years may suddenly be deemed unacceptable by virtue of an unexpected court or regulatory ruling. Anticipating such shifts in the law and the impact they may have on the Company and its operations is a difficult task.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2007, no matters were submitted to a vote of shareholders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Unitrin’s common stock is traded on the New York Stock Exchange under the symbol of “UTR.”

	THREE MONTHS ENDED				YEAR ENDED
DOLLARS PER SHARE	MARCH 31, 2007	JUNE 30, 2007	SEPT. 30, 2007	DEC. 31, 2007	DEC. 31, 2007
Common Stock Market Prices:
High	$52.92	$50.20	$51.70	$53.00	$53.00
Low	43.75	46.60	39.65	41.86	39.65
Close	47.07	49.18	49.59	47.99	47.99

	THREE MONTHS ENDED				YEAR ENDED
DOLLARS PER SHARE	MARCH 31, 2006	JUNE 30, 2006	SEPT. 30, 2006	DEC. 31, 2006	DEC. 31, 2006
Common Stock Market Prices:
High	$49.48	$50.01	$45.38	$51.45	$51.45
Low	44.09	42.21	39.33	42.78	39.33
Close	46.51	43.59	44.17	50.11	50.11

Holders

As of January 30, 2008, the approximate number of record holders of Unitrin’s common stock was 6,000.

Dividends

	THREE MONTHS ENDED				YEAR ENDED
DOLLARS PER SHARE	MARCH 31, 2007	JUNE 30, 2007	SEPT. 30, 2007	DEC. 31, 2007	DEC. 31, 2007
Cash Dividends Paid to Shareholders (per share)	$0.455	$0.455	$0.455	$0.455	$1.82

	THREE MONTHS ENDED				YEAR ENDED
DOLLARS PER SHARE	MARCH 31, 2006	JUNE 30, 2006	SEPT. 30, 2006	DEC. 31, 2006	DEC. 31, 2006
Cash Dividends Paid to Shareholders (per share)	$0.44	$0.44	$0.44	$0.44	$1.76

As more fully described in the “Liquidity and Capital Resources” section of the MD&A beginning on page 68, Unitrin’s insurance subsidiaries are subject to various state insurance laws that restrict the ability of these insurance subsidiaries to pay dividends without prior regulatory approval. In addition, Unitrin’s automobile finance subsidiary, Fireside Bank, is subject to certain risk-based capital regulations also having the effect of limiting the amount of dividends that may be paid by Fireside Bank. Taking these restrictions into account and resources currently available at Unitrin, the Company’s management believes that it has sufficient resources to maintain the payment of dividends to Unitrin’s shareholders at its present level.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007—October 31, 2007	–	$–	–	3,939,954
November 1, 2007 —November 30 , 2007	338,900	$44.08	338,900	3,601,054
December 1, 2007 —December 31, 2007	177,500	$46.05	177,500	3,423,554

Total	516,400		516,400

(1)	This number represents purchases made by the Company under its stock repurchase program, which was first announced on August 8, 1990. The repurchase program was subsequently expanded several times, most recently in November 2006, when the Board of Directors expanded the Company’s authority to repurchase the Company’s common stock by an aggregate number of 6,000,000 shares (in addition to approximately 750,000 shares remaining under its prior authorization). The repurchase program does not have an expiration date.

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

Unitrin Common Stock Performance Graph

The following graph assumes $100 invested on December 31, 2002 in (i) the Unitrin Common Stock, (ii) the S&P MidCap 400 Index, and (iii) the S&P Composite 1500 Insurance Index, in each case with dividends reinvested. The Company is a constituent of each of these two indices.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Unitrin Common Stock.

Company / Index	2002	2003	2004	2005	2006	2007
Unitrin, Inc.	$100	$150.04	$171.12	$175.76	$203.03	$202.15
S&P MidCap 400 Index	100	135.62	157.97	177.81	196.16	211.81
S&P Composite 1500 Insurance Index	100	122.17	132.79	152.37	168.84	157.44

Item 6.	Selected Financial Data.

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2007 (a)	2006 (b)	2005	2004	2003
FOR THE YEAR
Earned Premiums	$2,286.9	$2,290.5	$2,287.7	$2,289.2	$2,206.4
Automobile Finance Revenues	260.2	245.0	217.6	198.5	190.1
Net Investment Income	306.7	280.8	257.6	239.8	213.7
Other Income	3.5	14.4	9.5	13.1	25.1
Net Realized Investment Gains	62.5	26.5	56.9	78.5	33.9

Total Revenues	$2,919.8	$2,857.2	$2,829.3	$2,819.1	$2,669.2

Net Income:
From Continuing Operations	$189.0	$264.2	$236.7	$219.0	$108.7
From Discontinued Operations	28.8	18.9	18.8	21.2	14.9

Net Income	$217.8	$283.1	$255.5	$240.2	$123.6

Net Income Per Share:
From Continuing Operations	$2.88	$3.89	$3.43	$3.20	$1.61
From Discontinued Operations	0.44	0.28	0.27	0.31	0.22

Net Income Per Share	$3.32	$4.17	$3.70	$3.51	$1.83

Net Income Per Share Assuming Dilution:
From Continuing Operations	$2.87	$3.87	$3.40	$3.17	$1.60
From Discontinued Operations	0.43	0.28	0.27	0.31	0.22

Net Income Per Share Assuming Dilution	$3.30	$4.15	$3.67	$3.48	$1.82

Dividends Paid to Shareholders (per share)	$1.82	$1.76	$1.70	$1.66	$1.66

AT YEAR END
Total Assets	$9,405.0	$9,321.4	$9,198.3	$8,796.7	$8,536.8

Insurance Reserves	$3,855.9	$3,918.7	$3,936.4	$3,844.0	$3,691.4
Unearned Premiums	722.2	778.9	810.6	807.6	794.7
Certificates of Deposits	1,274.3	1,162.7	1,074.3	922.4	915.2
Notes Payable	560.1	504.5	503.6	502.8	495.7
All Other Liabilities	694.7	672.6	715.7	681.2	820.9

Total Liabilities	7,107.2	7,037.4	7,040.6	6,758.0	6,717.9

Shareholders’ Equity	2,297.8	2,284.0	2,157.7	2,038.7	1,818.9

Total Liabilities and Shareholders’ Equity	$9,405.0	$9,321.4	$9,198.3	$8,796.7	$8,536.8

Book Value Per Share	$35.76	$34.09	$31.49	$29.62	$26.84

(a)	The Company’s investee, Intermec, recognized the financial impact of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans in its financial statements at December 31, 2006. Intermec initially applied the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company accounts for its investment in Intermec under the equity method of accounting on a three-month-delay basis. Accordingly, the Company recognized a decrease of $2.3 million to its Shareholders’ Equity in 2007 for its pro rata share of the impact of Intermec’s adoption of SFAS No. 158 and recognized a decrease of $0.9 million to the Company’s Shareholders’ Equity in the second quarter of 2007 for its pro rata share of the impact of Intermec’s adoption of FIN 48.

(b)	Shareholders’ Equity decreased by $ 7.3 million at December 31, 2006, as a result of the Company’s initial application of the recognition provisions of SFAS No. 158 for the Company’s postretirement benefit plans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Index to

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF RESULTS

Net Income was $217.8 million ($3.32 per common share) for the year ended December 31, 2007, compared to $283.1 million ($4.17 per common share) for the year ended December 31, 2006. Income from Continuing Operations was $189.0 million ($2.88 per common share) in 2007, compared to $264.2 million ($3.89 per common share) for same period in 2006. Operating results in the Company’s business segments are discussed throughout this MD&A.

Earned Premiums were $2,286.9 million in 2007, compared to $2,290.5 million in 2006. Earned Premiums declines in the Kemper segment and the Life and Health Insurance segment were partially offset by higher Earned Premiums in the Unitrin Specialty segment and the Unitrin Direct segment.

Automobile Finance Revenues increased by $15.2 million in 2007 due primarily to a higher level of loans outstanding, partially offset by lower interest rates.

Net Investment Income increased by $25.9 million in 2007 due in part to an increase in dividend income from the Company’s investment in Northrop preferred stock of $6.2 million due to the timing of the ex-dividend date and a special dividend of $5.2 million from the Company’s equity investment in IRI Holdings, Inc. (“IRI”). Excluding the impact of the increase in dividend income on Northrop preferred stock and the IRI dividend, Net Investment Income increased in 2007 due to higher levels of investments and, to a lesser extent, higher yields on investments.

Other Income was $3.5 million in 2007, compared to $14.4 million in 2006. Other Income in 2006 resulted primarily from the sale of office buildings used in the Company’s insurance operations.

Net Realized Investment Gains was $62.5 million in 2007, compared to $26.5 million in 2006. Net Realized Investment Gains in 2007 included pretax gains of $89.2 million from sales of equity securities and pretax losses of $33.0 million to write down certain securities. Net Realized Investment Gains in 2006 included pretax gains of $28.8 million from sales of equity securities and pretax losses of $2.8 million to write down certain securities. Net Realized Investment Gains in 2007 included pretax gains of $58.6 million from sales of Northrop common stock, compared to $5.6 million in 2006. The Company cannot anticipate when or if similar investment gains and losses may occur in the future.

CRITICAL ACCOUNTING ESTIMATES

Unitrin’s subsidiaries conduct their businesses in three industries: property and casualty insurance, life and health insurance and automobile finance. Accordingly, the Company is subject to several industry-specific accounting principles under accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The process of estimation is inherently uncertain. Accordingly, actual results could ultimately differ materially from the estimated amounts reported in a company’s financial statements. Different assumptions are likely to result in different estimates of reported amounts. The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of property and casualty insurance reserves for losses and LAE, the valuation of the reserve for loan losses, the assessment of recoverability of goodwill and the valuation of postretirement benefit obligations.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Valuation of Investments

Except for the Company’s investment in the common stock of Intermec, which is accounted for under the equity method of accounting, the Company’s investments in fixed maturities, preferred stocks and common stocks are classified as available for sale and are reported at fair value under GAAP. Fair values of these investments are estimated using quoted market prices where available. For securities not actively traded, fair values are estimated using values obtained from independent pricing services or broker dealers. To estimate the value of these investments, independent pricing services and broker dealers employ various models that take into consideration such factors, among others, as the credit rating of the issuer, duration of the security, yields on comparably rated publicly traded securities and risk-free yield curves. The actual value at which such securities could actually be sold or settled with a willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.

Except for investments accounted for under the equity method of accounting, based on the Company’s intent with respect to a particular investment at the time of investment, the Company is generally required to classify its investments in fixed maturities, preferred stocks and common stocks into one of three investment categories under GAAP:

a)	Trading;

b)	Held to maturity; or

c)	Available for sale.

The classification of the investment may affect the Company’s reported results. For investments classified as trading, the Company is required to recognize changes in the fair values into income for the period reported. For investments in fixed maturities classified as held to maturity, the Company is required to carry the investment at amortized cost, with only the amortization occurring during the period recognized into income. Changes in the fair value of investments classified as available for sale are not recognized to income during the period, but rather are recognized as a separate component of equity until realized. Investments accounted for under the equity method of accounting are valued at cost plus cumulative undistributed earnings and not at fair value. Had the Company reported all the changes in the fair values of its investments in fixed maturities, preferred stock and common stock, including its investment in Intermec, and other equity securities into income, the Company’s reported net income for the year ended December 31, 2007, would have increased by $13.9 million.

The Company regularly reviews its investments for factors that may indicate that a decline in the fair value of an investment below its cost or amortized cost is other than temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include:

a)	The Company’s ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value;

b)	The duration and extent to which the fair value has been less than cost; and

c)	The financial condition and prospects of the issuer.

Such reviews are inherently uncertain in that the value of the investment may not fully recover or may decline further in future periods resulting in realized losses.

Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses

The Company’s Property and Casualty Insurance Reserves are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

have not yet been paid. The Company had $1,322.9 million and $1,432.6 million of gross loss and LAE reserves at December 31, 2007 and 2006, respectively. Property and Casualty Insurance Reserves for the Company’s business segments and Unitrin Business Insurance at December 31, 2007 and 2006 were:

Dollars in Millions	2007	2006
Business Segments:
Kemper	$502.4	$534.1
Unitrin Specialty	278.6	293.4
Unitrin Direct	142.6	106.8
Life and Health Insurance	11.4	6.9

Total Business Segments	935.0	941.2
Unitrin Business Insurance	342.2	397.9
Unallocated Ceded Reserves	45.7	93.5

Total Property and Casualty Insurance Reserves	$1,322.9	$1,432.6

The Unallocated Ceded Reserves were acquired in connection with a business acquisition from SCOR in 2002 and are reinsured by an insurance subsidiary of SCOR (see Note 7, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). The Company does not allocate these reserves to its business segments or Unitrin Business Insurance.

In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain and the actual ultimate net cost of claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures which may not be discovered or reported until years after the insurance policy period has ended.

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

The Company’s actuaries generally review the results of at least four of these estimation methodologies, two based on paid data and two based on incurred data, to initially estimate loss and LAE reserves and to determine if a change in prior estimates is required. In some cases, the methodologies produce a cluster of estimates with a tight band of indicated possible outcomes. In other cases, however, the methodologies produce conflicting results and wider bands of indicated possible outcomes. However, such bands do not necessarily constitute a range of outcomes, nor does the Company’s management or the Company’s actuaries calculate a range of outcomes.

At a minimum, the Company’s actuaries analyze 45 product and/or coverage levels for over 40 separate current and prior accident quarters for both losses and LAE using many of the loss reserving estimation methodologies

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

identified above as well as other generally accepted actuarial estimation methodologies. In all, there are over 10,000 combinations of accident quarters, coverage levels, and generally accepted actuarial estimation methodologies used to estimate the Company’s unpaid losses and LAE. In some cases, the Company’s actuaries make adjustments to the loss reserving estimation methodologies identified above or use additional generally accepted actuarial estimation methodologies to estimate ultimate losses and LAE.

For each accident quarter, the point estimate selected by the Company’s actuaries is not necessarily one of the points produced by any particular one of the methodologies utilized, but often is another point selected by the Company’s actuaries, using their professional judgment, that takes into consideration each of the points produced by the several loss reserving estimation methodologies used. In some cases, for a particular product, the current accident quarter may not have enough paid claims data to rely upon, leading the Company’s actuaries to conclude that the incurred loss development methodology provides a better estimate than the paid loss development methodology. Therefore, the Company’s actuaries may give more weight to the incurred loss development methodology for that particular accident quarter. As an accident quarter ages for that same product, the actuary may gain more confidence in the paid loss development methodology and begin to give more weight to the paid loss development methodology. The Company’s actuaries’ quarterly selections are summed by product and/or coverage levels to create the actuarial indication of the ultimate losses. More often than not, the actuarial indication for a particular product line and accident quarter is most heavily weighted towards the incurred loss development methodology, particularly for short-tail lines such as personal automobile insurance. Historically, the incurred loss development methodology has been more reliable in predicting ultimate losses for these lines, especially in the more recent accident quarters, when compared with the paid loss development methodology. However, in some circumstances changes can occur which impact numerous variables including, but not limited to, those variables identified below that are difficult to quantify and/or impact the predictive value of prior development patterns relied upon in the incurred loss development methodology and paid loss development methodology. In those circumstances, the Company’s actuaries must make adjustments to these loss reserving estimation methodologies or use additional generally accepted actuarial estimation methodologies. In those circumstances, the Company’s actuaries, using their professional judgment, may place more weight on the adjusted loss reserving estimation methodologies or other generally accepted actuarial estimation methodologies until the newer development patterns fully emerge and the Company’s actuaries can fully rely on the unadjusted loss reserving estimation methodologies. In the event of a wide variation among results generated by the different projection methodologies, the Company’s actuaries further analyze the data using additional techniques.

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

•	Changes in underwriting practices;

•	Changes in the mix of business by state, class and policy limit within product line;

•	Growth in new lines of business;

•	Changes in the attachment points of the Company’s reinsurance programs;

•	Medical costs including, but not limited to, the ability to assess the extent of injuries and the impact of inflation;

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

•	Repair costs including, but not limited to, the impact of inflation and the availability of labor and materials;

•	Changes in the judicial environment including, but not limited to, the interpretation of policy provisions, the impact of jury awards and changes in case law; and

•	Changes in state regulatory requirements.

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

Actuaries use historical experience and trends as predictors of how losses and LAE will emerge over time. However, historical experience may not necessarily be indicative of how actual losses and LAE will emerge. Changes in reserve adequacy, changes in minimum case reserves and changes in internal claims handling procedures could impact the timing and recognition of incurred claims and produce an estimate that is either too high or too low if not adjusted for by the actuary. For example, if, due to changes in claims handling procedures, actual claims are settled more rapidly than they were settled historically, the estimate produced by the paid loss development methodology would tend to be overstated if the actuary did not identify and adjust for the impact of the changes in claims handling procedures. Similarly, if, due to changes in claims handling procedures, actual claim reserves are set at levels higher than past experience, the estimate produced by the incurred loss development methodology would tend to be overstated if the actuary did not identify and adjust for the impact of the changes in claims handling procedures.

The final step in the quarterly loss and LAE reserving process involves a comprehensive review of the actuarial indications by the Company’s senior actuary and senior management who apply their collective judgment and determine the appropriate estimated level of reserves to record. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in claim handling practices or other changes that affect the timing of payment or development patterns, changes in the mix of business, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, the improvement or deterioration of actuarial indications in the current period as compared to prior periods, and the amount of reserves related to third party pools for which the Company does not have access to the underlying data and, accordingly, relies on calculations provided by such pools. Total recorded reserves for property and casualty insurance losses and LAE were 2.0%, 3.9% and 3.7% higher than the actuarial indication of reserves at December 31, 2007, 2006 and 2005, respectively. Total recorded reserves for property and casualty insurance losses and LAE as a percentage of the actuarial indication of reserves decreased in 2007, compared to 2006, due primarily to the Company’s senior actuary and senior management placing greater reliance on the actuarial indications in determining the appropriate estimated level of reserves, due in part to the continued improvement in the actuarial indications in some product lines. Total recorded reserves for property and casualty insurance losses and LAE as a percentage of the actuarial indication of reserves increased in 2006, compared to 2005, due primarily to the decrease in Unallocated Ceded Reserves and reserves for losses

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

and LAE from Hurricanes Katrina, Rita and Wilma. The recorded reserves for the Unallocated Ceded Reserves and these hurricanes were equal to the actuarial indications.

The Company’s goal is to ensure its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs, while sustaining minimal variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully developed. Changes in the Company’s estimates of these losses and LAE over time, also referred to as “development,” will occur and may be material. Favorable development is recognized when the Company decreases its estimate of previously reported losses and LAE and results in an increase in net income in the period recognized, whereas adverse development is recognized when the Company increases its estimate of previously reported losses and LAE and results in a decrease in net income. The Company recognized total favorable development of $101.1 million, $91.6 million and $92.1 million before tax for the years ended December 31, 2007, 2006 and 2005, respectively. Development for each of the Company’s continuing business segments and Unitrin Business Insurance for the years ended December 31, 2007, 2006 and 2005, was:

	Favorable (Adverse) Development
Dollars in Millions	2007	2006	2005
Continuing Operations:
Kemper	$54.2	$68.2	$65.4
Unitrin Specialty	15.3	8.9	8.8
Unitrin Direct	(5.5)	(4.5)	4.7
Life and Health Insurance	(8.6)	(6.8)	(1.3)

Total Favorable Development, Net from Continuing Operations	$55.4	$65.8	$77.6

Discontinued Operations:
Unitrin Business Insurance, Net	45.7	25.8	14.5

Total Favorable Development, Net	$101.1	$91.6	$92.1

Development in the Company’s Kemper segment comprised a substantial portion of the Company’s development reported in continuing operations. Development in Unitrin Business Insurance comprised all of the Company’s development reported in discontinued operations. Together these two operations comprised a substantial portion of the Company’s favorable development in 2007, 2006 and 2005. Additional information regarding this development follows.

Kemper Development

In June of 2002, the Company acquired the personal lines property and casualty insurance business of KIC in a renewal rights transaction. Pursuant to the agreements among the parties, KIC retained all liabilities for policies issued by KIC prior to the closing, while the Company is entitled to premiums written for substantially all personal lines property and casualty insurance policies issued or renewed after the closing and is liable for losses and LAE incurred thereon. The Kemper segment did not complete a full calendar year underwriting cycle after the acquisition date until 2004. Accordingly, the Company’s results for 2002 and 2003 did not represent 100% of the acquired business. For example, for the 2002 calendar year, the Company’s share of earned premiums for the KIC personal lines business was approximately 20% of the entire KIC personal lines business. For the 2003 calendar year, the Company’s share of earned premiums was approximately 90% of the entire KIC personal lines business.

The Company’s actuaries use various generally accepted actuarial incurred and paid loss development methodologies to estimate unpaid losses and LAE. The key assumption in these estimation methodologies is that

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

patterns observed in prior periods are indicative of how losses and LAE are expected to develop in the future and that such historical data can be used to predict and estimate ultimate losses and LAE. Initially, the Company’s actuaries had to rely solely on the historical KIC Data to predict how losses for business written by the Company after the acquisition would develop. As the Company continued to renew policies, the paid loss and incurred loss data related to the Company’s share of the entire KIC personal lines business gradually increased. Immediately after the acquisition, the Company began accumulating incurred and paid loss and LAE data for the Unitrin Data. In 2003, and throughout 2004, the Company’s actuaries began to review the Unitrin Data and began comparing development factors for it with the development factors for the KIC Data. These initial reviews indicated that the Unitrin Data was producing lower development factors than the factors produced by the KIC Data. However, the amount of Unitrin Data available for analysis was still limited, and the Company’s actuaries could not be confident that the observed changes in development were anything but random fluctuations and, therefore, placed less weight on the most recent development patterns.

Since the acquisition, the Company’s actuaries have gained increasing confidence that the development patterns from the Unitrin Data were not only different from the KIC Data, but that these patterns were also sustainable. As the Company’s actuaries gave more weight, and continued to give more weight each quarter, to the improved development patterns from the Unitrin Data in the selection of their incremental development factors throughout 2005 and 2006 and into 2007, the Kemper segment has recognized favorable development each quarter as appropriate.

The lower development factors for the Unitrin Data primarily resulted from improvements in the claim handling procedures on this book of business. In 2002, Kemper began to place special emphasis on reporting claims directly to the Company. Prior to that time, a policyholder’s agent usually was the primary contact to report a claim. In July of 2002, approximately one-third of all claims were reported directly to Kemper compared to approximately 70% at the end of both 2006 and 2007. Direct reporting of losses has enabled the Company not only to reduce claim cycle times, but also to better respond to and control loss costs. Kemper has also focused on reducing the number of days from when a loss is reported until the related claim is closed, while also controlling the overall loss and LAE costs. Specifically, Kemper has implemented several claims handling loss mitigation programs, including:

•	Increased its utilization of alternative dispute resolution processes, such as mediation and arbitration, to facilitate settlements and reduce defense and legal costs;

•	Increased its in-house legal expertise to better manage the litigation processes and expenses, including managing the external lawyers with whom Kemper contracts to defend claims; and,

•	Increased its emphasis on attempting to settle third-party claims earlier in the claims process in an effort to reduce the ultimate claim and LAE payouts.

In 2005, a second wave of new claims handling procedures, which emphasized greater case reserve adequacy earlier in the lifecycle of a claim, began to occur in Kemper’s claims organization. The impact of this second wave of new claims handling procedures became visible in Kemper’s reserving data in late 2006 and early 2007 as evidenced by a dramatic rise in individual case loss reserve changes in excess of $100,000 at early claims maturity valuation points. The second wave of new claims handling procedures had the effect of producing higher average paid and incurred loss amounts for recent accident quarters than historical averages would otherwise indicate. This second wave of new claims handling procedures compounded the effects of the improvements from the first wave of changes in claims handling procedures on the emerging loss development patterns.

In 2005, the personal lines claims function of MLI was combined into the Kemper segment’s claims function. In September 2005, Kemper converted all open MLI personal lines claims to its claims system and began including new claims from the MLI business in its claim system.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

All of these changes have impacted the development patterns for Kemper’s loss reserving data. Although the Company’s actuaries were aware of, and gave consideration to, the changes in the Company’s claims handling processes, including the merging of the Kemper and MLI claims functions, it takes several years to ascertain whether such changes in claims handling procedures will ultimately result in lower ultimate paid losses and LAE. Accordingly, the effects of the improvements and the changes in the claims handling processes have emerged and have been recognized over several years as the Company’s actuaries have become more convinced that lower losses and LAE have in fact been realized. However, the Company cannot make any assurances that all such improvements and effects have fully emerged or will continue to emerge.

Unitrin Business Insurance Development

The Company attributes favorable development in Unitrin Business Insurance primarily to changes in its claims handling processes and the re-underwriting of its underlying book of business over the past several years.

Unitrin Business Insurance improved its claims handling procedures by placing increased emphasis on earlier identification of the full value of a claim, especially case reserves for larger claims. As part of this effort, a large loss unit was created in its home office to handle all significant claims. In addition, Unitrin Business Insurance initiated several claims handling cost cutting measures, such as using third-party analytic software for legal expense and bodily injury review, outsourcing workers compensation bill review, utilizing preferred vendors for damage repair and pursuing subrogation more aggressively. The combined effects of these claims handling initiatives were case reserves in the earlier evaluation periods that more closely matched the ultimate payments.

Unitrin Business Insurance began aggressively re-underwriting its book of business in 2002 and substantially completed its re-underwriting activities in the first quarter of 2004. Emphasis was placed on removing highly volatile, unprofitable, and undesirable risks from Unitrin Business Insurance’s book of business, which resulted in a significant reduction in the number of policies in force. Improvements in the quality of the book reduced the number and severity of claims in more recent years, resulting in better-than-expected development of loss and LAE reserves.

Although the Company’s actuaries were aware of, and gave consideration to, the changes in the Company’s claims handling processes and the re-underwriting in estimating unpaid losses and LAE for Unitrin Business Insurance, it takes several years to ascertain whether such changes in claims handling procedures and re-underwriting will ultimately result in lower ultimate paid losses and LAE. Accordingly, the improvements have emerged and have been recognized over several years as the Company’s actuaries have become more convinced that lower losses and LAE have in fact been realized. Due to the long-tail nature of some of Unitrin Business Insurance’s liabilities, it may take 10 or more years to fully determine the impact of these actions. Accordingly, the Company cannot make any assurances that all such improvements have fully emerged or will continue to emerge.

Estimated Variability of Property and Casualty Insurance Reserves

The Company believes that its historical loss and LAE reserve development recognized to income illustrates the potential variability of the Company’s estimate of Property and Casualty Insurance Reserves. Based on development recorded in the Company’s consolidated financial statements through the application of its reserving methodologies over the past five years, the Company estimates that its Property and Casualty Insurance Reserves could vary from the amounts carried on the balance sheet as follows:

DOLLARS IN MILLIONS	DEC. 31, 2007	ESTIMATED VARIABILITY
Personal Lines	$803.4	±15%
Commercial Lines	473.8	±15%
Unallocated Ceded Reserves	45.7	NA

Total Property and Casualty Insurance Reserves	$1,322.9	±15%

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

The estimated variability shown above does not constitute a statistical range of actuarially determined probable outcomes, nor does it constitute a range of all possible outcomes. Rather, it is based solely on the Company’s historical experience over the last five full years, which may not necessarily be indicative of future variability due to a number of factors including, but not limited to, changes in claims handling procedures, underwriting, mix of business by class and policy limit, growth in new lines of business or geographical areas, and the legal environment. The impact of changes in these factors is difficult to quantify and predict. Accordingly, the Company’s actuaries must exercise considerable professional judgment in making their actuarial indications in light of these factors. Reserves in the Company’s Kemper segment and Unitrin Business Insurance together account for nearly two-thirds of the Company’s reserves for property and casualty insurance losses and LAE. Accordingly, the indicated estimated variability is more likely to result from changes in these businesses.

Although development will emerge in all of Unitrin’s personal lines’ product lines, development in Kemper’s personal automobile insurance product line could have the most significant impact. To further illustrate the sensitivity of Kemper’s reserves for automobile insurance losses and LAE to changes in the cumulative development factors, the Company’s actuaries estimated the impact of decreases in the cumulative development factors used in the incurred loss development methodology. For the most recent quarterly evaluation period, the Company assumed an average decrease of 11.2% in the cumulative development factor, gradually declining to an average decrease of 2.8% over the next 8 older evaluation quarters, gradually declining to average decrease of 0.3% over the next 15 older evaluation quarters and then gradually declining to 0% thereafter. Assuming that Kemper’s automobile insurance loss and LAE reserves were based solely on the incurred loss development methodology and such assumed decreases in the cumulative development factors, the Company estimates that Kemper’s automobile insurance loss and LAE reserves would have decreased by $72.7 million at December 31, 2007 for all accident years combined.

To further illustrate the sensitivity of Kemper’s reserves for automobile insurance losses and LAE to changes in the cumulative development factors, the Company’s actuaries also estimated the impact of increases in the cumulative development factors used in the incurred loss development methodology. For the most recent quarterly evaluation period, the Company assumed an average increase of 11.2% in the cumulative development factor, gradually declining to an average increase of 2.8% over the next 8 older evaluation quarters, gradually declining to an average increase of 0.3% over the next 15 older evaluation quarters and then gradually declining to 0% thereafter. Assuming that Kemper’s automobile insurance loss and LAE reserves were based solely on the incurred loss development methodology and such assumed increases in the cumulative development factors, the Company estimates that Kemper’s automobile insurance loss and LAE reserves would have increased by $72.7 million at December 31, 2007 for all accident years combined.

The Company’s commercial lines include certain long-tail liabilities, which are more difficult to predict. Accordingly, the Company believes that estimated variability for some of its commercial lines could be greater than for most of its personal lines. Unitrin Business Insurance has made certain changes in its claims handling processes and re-underwrote its underlying book of business over the past several years. Unitrin Business Insurance has recognized favorable development in its segment over the past few years due primarily to the effects of these changes. If favorable development patterns continue to emerge as a result of these changes, the Company believes that it is reasonable that additional favorable development could continue to emerge in future periods and could be material. If on the other hand, the effects of these changes are temporary or even reverse in later development periods, the Company believes that it is reasonable that unfavorable development could emerge in future periods and could be material. Due to the long-tail nature of some of Unitrin Business Insurance’s liabilities, it may take 10 or more years to fully determine the impact of these actions.

Although development will emerge in all of Unitrin’s commercial product lines, development in Unitrin Business Insurance’s product lines could have the most significant impact. To further illustrate the sensitivity of Unitrin

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Business Insurance’s reserves for losses and LAE to changes in the cumulative development factors, the Company’s actuaries estimated the impact of decreases in the cumulative development factors used in the incurred loss development methodology for Unitrin Business Insurance’s commercial automobile, commercial property and liability and workers compensation insurance product lines. For the most recent quarterly evaluation period, the Company assumed an average decrease of 15.9% in the cumulative development factor, gradually declining to an average decrease of 2.3% over the next 14 older evaluation quarters, gradually declining to an average decrease of 0.4% over the next 19 older evaluation quarters and then gradually declining to 0% thereafter for commercial automobile insurance; an average decrease of 22.5% in the cumulative development factor, gradually declining to an average decrease of 4.2% over the next 26 older evaluation quarters, gradually declining to an average decrease of 1.9% over the next 22 older evaluation quarters and then gradually declining to 0% thereafter for commercial property and liability insurance, excluding certain construction defect and asbestos losses and LAE; and an average decrease of 22.6% in the cumulative development factor, gradually declining to an average decrease of 1.8% over the next 33 older evaluation quarters, gradually declining to an average decrease of 0.8% over the next 35 older evaluation quarters and then gradually declining to 0% thereafter for workers compensation insurance. Assuming that Unitrin Business Insurance’s loss and LAE reserves were based solely on the incurred loss development methodology and such assumed decreases in the cumulative development factors, the Company estimates that Unitrin Business Insurance’s loss and LAE reserves would have decreased by $62.2 million at December 31, 2007 for these product lines and accident years combined.

To further illustrate the sensitivity of these product lines’ reserves for losses and LAE to changes in the cumulative development factors, the Company’s actuaries also estimated the impact of increases in the cumulative development factors used in the incurred loss development methodology. For the most recent quarterly evaluation period, the Company assumed an average increase of 15.9% in the cumulative development factor, gradually declining to an average increase of 2.3% over the next 14 older evaluation quarters, gradually declining to an average increase of 0.4% over the next 19 older evaluation quarters and then gradually declining to 0% thereafter for commercial automobile insurance; an average increase of 22.5% in the cumulative development factor, gradually declining to an average increase 4.2% over the next 26 older evaluation quarters, gradually declining to an average increase of 1.9% over the next 22 older evaluation quarters and then gradually declining to 0% thereafter for commercial property and liability insurance, excluding certain construction defect and asbestos losses and LAE; and an average increase of 22.6% in the cumulative development factor, gradually declining to an average increase of 1.8% over the next 33 older evaluation quarters, gradually declining to an average increase of 0.8% over the next 35 older evaluation quarters and then gradually declining to 0% thereafter for workers compensation insurance. Assuming that Unitrin Business Insurance’s loss and LAE reserves were based solely on the incurred loss development methodology and such assumed increases in the cumulative development factors, the Company estimates that Unitrin Business Insurance’s loss and LAE reserves would have increased by $62.2 million at December 31, 2007 for these product lines and accident years combined.

In addition to the factors described above, other factors may also impact loss reserve development in future periods. These factors include governmental actions, including court decisions interpreting existing laws, regulations or policy provisions, developments related to insurance policy claims and coverage issues, adverse or favorable outcomes in pending claims litigation, the number and severity of insurance claims, the impact of inflation on insurance claims and the impact of residual market assessments. Although the Company’s actuaries do not make specific numerical assumptions about these factors, changes in these factors from past patterns will impact historical loss development factors and in turn future loss reserve development. Significant positive changes in one or more factors will lead to positive future loss reserve development, which could result in the actual loss developing closer to, or even below, the lower end of the Company’s estimated reserve variability. Significant negative changes in one or more factors will lead to negative loss reserve development, which could result in the actual loss developing closer to, or even above, the higher end of the Company’s estimated reserve variability. Accordingly, due to these factors and the other factors enumerated throughout the MD&A and the

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

inherent limitations of the loss reserving estimation methodologies, the estimated and illustrated reserve variability may not necessarily be indicative of the Company’s future reserve variability, which possibly could ultimately be greater than the estimated and illustrated variability. In addition, as previously noted, development will emerge in all of Unitrin’s product lines over time. Accordingly, the Company’s future reserve variability possibly could ultimately be greater than the illustrated variability.

Unallocated Ceded Reserves are reinsured by an insurance subsidiary of SCOR (see Note 7, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). The Company does not anticipate that any variability of these reserves will have a financial impact on the Company’s reported results of operations or liquidity and, accordingly, has not estimated any potential variability to these reserves. The Company does not allocate these reserves to its business segments.

Unitrin Business Insurance has exposure to construction defect losses through general liability and commercial multiperil coverages it provided to contractors. Construction defect claims arise from allegedly defective work performed in the construction of buildings and the alleged resulting loss of economic value of those structures. Historically, the majority of Unitrin Business Insurance’s construction defect losses was concentrated in a limited number of western states, including California, and was heavily influenced by business written by the Valley Companies. The Company acquired the Valley Companies in 1999, at which time the Valley Companies substantially limited their exposure to contractors on a going-forward basis in the western United States. As a result, the Company is tracking construction defect activity throughout the United States to forecast any emerging trends. Over time, the number of new reported construction defect claims for the western states has decreased. Construction defect losses have increased somewhat in non-western states, but to date have not approached the levels experienced in the west. There can be no assurance that an increasing trend will not emerge in the non-western states in which the Company may have significant general liability insurance risks. The process of estimating reserves for these claims is particularly difficult due to the potentially long period of time between the loss date and the date the loss is actually reported, changes in the regulatory and legal environment and involvement of multiple plaintiffs, defendants and insurers.

Loss and LAE reserves for the Valley Companies’ construction defect losses were $24.1 million and $28.1 million at December 31, 2007 and 2006, respectively. Claim activity for the Valley Companies’ construction defect claims in the western United States for the years ended December 31, 2007, 2006 and 2005, was:

	2007	2006	2005
Number of Claims:
Pending at Beginning of Year	390	470	647
Reported During the Year	212	248	338
Closed During the Year	(276)	(328)	(515)

Pending at End of Year	326	390	470

Cumulative Amount Paid for Claims Closed During the Year (in millions)	$5.6	$8.6	$9.9

Average Cumulative Amount Paid per Claim Closed During the Year (in thousands)	$20.4	$26.2	$19.1

The Company considers a claim to be closed when the Company has satisfied its obligation to the claimant.

The Company’s commercial lines business is focused on the small commercial market. The Company has typically not written policies insuring large manufacturers. Accordingly, the Company’s exposure to asbestos and environmental losses is limited. Total asbestos and environmental reserves in Unitrin Business Insurance were $18 million at both December 31, 2007 and 2006.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Additional information pertaining to the estimation of and development of the Company’s Property and Casualty Insurance Reserves is contained in Item 1 of Part I of this 2007 Annual Report on Form 10-K under the heading “Property and Casualty Loss and Loss Adjustment Expense Reserves.”

Reserve for Loan Losses

The Reserve for Loan Losses is estimated using the Company’s estimate of ultimate charge-offs and recoveries of loans based on past experience adjusted for current economic conditions. Such charge-offs and recoveries emerge over a period of years. Accordingly, the Company’s actual ultimate net charge-offs could differ materially from the Company’s estimate due to a variety of factors including, but not limited to, trends and future conditions in the macroeconomic, socioeconomic and regulatory environment, the timing of charge-offs and recoveries, the value of collateral and changes in the overall credit quality of the loan portfolio. Actual net charge-off patterns may also differ materially from historical net charge-off patterns if there is a change in collection practices, the mix of loans or the credit quality of borrowers. For example, net charge-off patterns may differ in Fireside Bank’s expansion states from Fireside Bank’s historical experience. A 100–basis point increase in the Company’s estimated ultimate rate of net charge-off would increase the Company’s Reserve for Loan Losses at December 31, 2007 by $26.8 million.

Goodwill Recoverability

The process of determining whether or not an asset, such as Goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of Goodwill, the Company performs a discounted cash flow analysis of the Company’s reporting units. The discounted cash value may be different from the fair value that would result from an actual transaction between a willing buyer and a willing seller. Such analyses are particularly sensitive to changes in discount rates and investment rates. Changes to these rates might result in material changes in the valuation and determination of the recoverability of Goodwill. For example, an increase in the interest rate used to discount cash flows will decrease the discounted cash value. There is likely to be a similar, but not necessarily as large as, increase in the investment rate used to project the cash flows resulting from investment income earned on the Company’s investments. Accordingly, an increase in the investment rate would increase the discounted cash value.

Postretirement Obligations

The process of estimating the Company’s postretirement benefit obligations and postretirement benefit costs is inherently uncertain and the actual cost of benefits may vary materially from the estimates recorded. These liabilities are particularly volatile due to their long-term nature and are based on several assumptions. The main assumptions used in the valuation of the Company’s postretirement pension benefit obligations are:

a)	Estimated mortality of the employees and retirees eligible for benefits;

b)	Estimated expected long-term rates of returns on investments;

c)	Estimated compensation increases;

d)	Estimated employee turnover; and

e)	Estimated rate used to discount the ultimate estimated liability to a present value.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

The main assumptions used in the valuation of the Company’s postretirement medical benefit obligations are:

a)	Estimated mortality of the employees and retirees eligible for benefits;

b)	Estimated morbidity of the employees and retirees eligible for benefits;

c)	Estimated medical cost trend rates; and

d)	Estimated discount rate.

A change in any one or more of these assumptions is likely to result in an ultimate liability different from the original actuarial estimate. Such changes in estimates may be material. For example, a one–percentage point decrease in the Company’s estimated discount rate would increase the pension obligation and the postretirement medical benefit obligation at December 31, 2007 by $57.7 million and $2.7 million, respectively, while a one–percentage point increase in the rate would decrease the pension obligation and the postretirement medical benefit obligation at December 31, 2007 by $46.4 million and $2.6 million, respectively. A one–percentage point increase in the Company’s estimated health care cost trend rate for each year would increase the postretirement medical benefit obligation at December 31, 2007 by $2.7 million. A one–percentage point decrease in the Company’s estimated health care cost trend rate for each year would decrease the postretirement medical benefit obligation at December 31, 2007 by $2.4 million. A one–percentage point decrease in the Company’s estimated long-term rate of return on plan assets would increase the pension expense for the year ended December 31, 2007 by $3.2 million, while a one–percentage point increase in the rate would decrease pension expense by $3.2 million for the same period.

CATASTROPHES

Total catastrophe losses and LAE (including development), net of reinsurance recoveries, were $43.3 million, $59.8 million and $94.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Catastrophe losses and LAE (including development), net of reinsurance recoveries, reported in continuing operations were $39.4 million, $56.9 million and $89.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Catastrophe losses and LAE (including development), net of reinsurance recoveries, reported in discontinued operations were $3.9 million, $2.9 million and $5.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Catastrophes and storms are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and will continue to be, a material factor in the results of operations and financial position of the Company’s property and casualty insurance companies. Further, because the level of these insured losses occurring in any one year cannot be accurately predicted, these losses may contribute to material year-to-year fluctuations in the results of the operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25.0 million or more in direct losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The segment discussions that follow utilize ISO’s definition of catastrophes.

The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification and reinsurance. To limit its exposures to catastrophic events, the Company maintains three separate primary catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each primary catastrophe reinsurance program is provided in three layers. In addition to

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

these programs, the Company purchases reinsurance from the FHCF for hurricane losses in Florida at retentions lower than those described below for the Company’s primary catastrophe reinsurance programs.

The Kemper 2007 Program covers the Company’s Kemper segment and became effective on April 1, 2007. The first layer of reinsurance provides coverage of approximately 62% of reinsured catastrophe losses of $30 million above retention of $40 million. The second layer of reinsurance provides coverage of approximately 90% of reinsured catastrophe losses of $80 million above retention of $70 million. The third layer of reinsurance provides coverage of approximately 90% of reinsured catastrophe losses of $100 million above retention of $150 million. The prior annual program covering the Kemper segment, which was effective July 1, 2006, was terminated effective with the Kemper 2007 Program. The first layer of reinsurance coverage under the prior annual program provided coverage of approximately 65% of reinsured catastrophe losses of $30 million above retention of $40 million. The second layer of reinsurance coverage under the prior annual program provided coverage of approximately 88% of reinsured catastrophe losses of $80 million above retention of $70 million. The third layer of reinsurance coverage under the prior annual program provided coverage of approximately 80% of reinsured catastrophe losses of $100 million above retention of $150 million.

The annual program covering the Company’s Unitrin Direct and Unitrin Specialty segments and Unitrin Business Insurance provided, effective January 1, 2007, reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. In 2006, the annual program covering these segments also provided reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. The 2007 and 2006 annual programs covering these segments do not include Merastar. The annual program covering Merastar was effective on March 31, 2007 and provides reinsurance coverage of 97.5% of reinsured catastrophe losses of $7.25 million above retention of $0.75 million.

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

In addition, in the event that the Company’s incurred catastrophe losses and LAE covered by any of its three primary catastrophe reinsurance programs exceed the retention for that particular program, each of the programs requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such program. The reinstatement premium is a percentage of the original premium based on the ratio of the losses exceeding the Company’s retention to the reinsurers’ coverage limit.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Catastrophe reinsurance premiums for the Company’s primary reinsurance programs and the FHCF reduced earned premiums from continuing operations for the years ended December 31, 2007, 2006 and 2005, by the following:

DOLLARS IN MILLIONS	2007	2006	2005
Kemper:
Ceded Reinsurance Premiums for Initial Catastrophe Coverage	$19.4	$15.4	$10.8
Ceded Reinsurance Premiums to Reinstate Catastrophe Coverage	–	0.3	3.1

Total Ceded Catastrophe Reinsurance Premiums	19.4	15.7	13.9

Unitrin Specialty:
Ceded Reinsurance Premiums for Initial Catastrophe Coverage	0.2	0.2	0.2
Ceded Reinsurance Premiums to Reinstate Catastrophe Coverage	–	–	–

Total Ceded Catastrophe Reinsurance Premiums	0.2	0.2	0.2

Unitrin Direct:
Ceded Reinsurance Premiums for Initial Catastrophe Coverage	1.1	0.5	0.4
Ceded Reinsurance Premiums to Reinstate Catastrophe Coverage	–	–	–

Total Ceded Catastrophe Reinsurance Premiums	1.1	0.5	0.4

Life and Health Insurance:
Ceded Reinsurance Premiums for Initial Catastrophe Coverage	8.5	5.9	2.8
Ceded Reinsurance Premiums to Reinstate Catastrophe Coverage	–	0.2	2.4

Total Ceded Catastrophe Reinsurance Premiums	8.5	6.1	5.2

Total Ceded Catastrophe Reinsurance Premiums	$29.2	$22.5	$19.7

The Company did not incur any catastrophe losses above any of the retention levels of its primary catastrophe reinsurance programs in 2007 and 2006. The Company incurred catastrophe losses from two catastrophes in 2005, Hurricanes Katrina and Rita, above the retention levels of its primary catastrophe reinsurance programs. The Life and Health Insurance segment’s estimated total losses from Hurricane Katrina has exceeded the maximum coverage available under its primary reinsurance program. The Company’s total incurred losses to date before reinsurance recoveries from these two hurricanes is $200.2 million. Total reinsurance recoveries under the Company’s primary catastrophe reinsurance programs for these two hurricanes is $126.7 million. The Company initially recognized a loss of $64.7 million, net of reinsurance recoveries, in 2005 for these two hurricanes and has subsequently recognized adverse development of $4.2 million in 2006 and additional adverse development of $4.6 million in 2007.

The Company’s estimates for Hurricanes Katrina and Rita include estimates for both direct losses and LAE and indirect losses from residual market assessments. The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of actual reinsurance recoveries, may vary materially from the estimated amount reserved. The Company’s estimates of direct catastrophe losses are generally based on inspections by claims adjusters and historical loss development experience for areas that have not been inspected or for claims that have not yet been reported. The Company’s estimates of direct catastrophe losses are based on the coverages provided by its insurance policies. The Company’s homeowners insurance policies do not provide coverage for losses caused by floods, but generally provide coverage for physical damage caused by wind or wind-driven rain. Accordingly, the Company’s estimates of direct losses for homeowners insurance do not include losses caused by flood. Depending on the policy, automobile insurance may provide coverage for losses caused by flood. Estimates of the number of and severity of claims ultimately reported are influenced by many variables including, but not limited to, repair or

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

reconstruction costs and determination of cause of loss, that are difficult to quantify and will influence the final amount of claim settlements. All these factors, coupled with the impact of the availability of labor and material on costs, require significant judgment in the reserve setting process. A change in any one or more of these factors is likely to result in an ultimate net claim cost different from the estimated reserve. The Company’s estimates of indirect losses from residual market assessments are based on a variety of factors including, but not limited to, actual or estimated assessments provided by or received from the assessing entity, insurance industry estimates of losses, and estimates of the Company’s market share in the assessable states. Actual assessments may differ materially from these estimated amounts.

KEMPER

DOLLARS IN MILLIONS	2007	2006	2005
Earned Premiums:
Automobile	$594.4	$611.6	$623.2
Homeowners	283.7	284.7	275.2
Other Personal	48.2	48.3	47.3

Total Earned Premiums	926.3	944.6	945.7
Net Investment Income	48.4	49.1	48.1
Other Income	0.5	0.4	0.6

Total Revenues	975.2	994.1	994.4

Incurred Losses and LAE	618.1	586.2	625.9
Insurance Expenses	264.5	275.8	289.1

Operating Profit	92.6	132.1	79.4
Income Tax Expense	23.3	37.6	19.4

Net Income	$69.3	$94.5	$60.0

RATIOS BASED ON EARNED PREMIUMS
Incurred Loss and LAE Ratio (excluding Catastrophes)	63.7%	57.4%	59.5%
Incurred Catastrophe Loss and LAE Ratio	3.0	4.7	6.7

Total Incurred Loss and LAE Ratio	66.7	62.1	66.2
Incurred Expense Ratio	28.6	29.2	30.6

Combined Ratio	95.3%	91.3%	96.8%

INSURANCE RESERVES

DOLLARS IN MILLIONS	DEC. 31, 2007	DEC. 31, 2006
Insurance Reserves:
Personal Automobile	$378.8	$399.9
Homeowners	91.1	106.6
Other	32.5	27.6

Total Insurance Reserves	$502.4	$534.1

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

DOLLARS IN MILLIONS	DEC. 31, 2007	DEC. 31, 2006
Loss Reserves:
Case	$274.1	$238.6
Incurred but Not Reported	145.3	200.8

Total Loss Reserves	419.4	439.4
LAE Reserves	83.0	94.7

Total Insurance Reserves	$502.4	$534.1

For The Year Ended
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$42.6	$67.3
Favorable Catastrophe Loss and LAE Reserve Development, Net	11.6	0.9

Total Favorable Loss and LAE Reserve Development, Net	$54.2	$68.2

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	10.1%	12.3%

2007 Compared with 2006

Earned Premiums in the Kemper segment decreased by $18.3 million for the year ended December 31, 2007, compared to the same period in 2006. Earned premiums on automobile insurance decreased by $17.2 million due primarily to lower volume. Earned premiums on homeowners insurance decreased by $1.0 million due primarily to lower volume and, to a lesser extent, the higher cost of reinsurance, partially offset by higher average premium rates.

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

Kemper plans to increase its premium volume in 2008 by continuing to implement convenience initiatives, including completing the roll-out of its Right Price Web® agency interface, appointing new agencies, increasing production from existing agents, securing books of business to write from key agents, and providing the capability to quote homeowners insurance on-line. Right Price Web® is Kemper’s new state-of-the-art internet agency interface application which has been rolled out in 29 states, representing 70% of Kemper’s business. Kemper anticipates that the roll-out will be completed in 2008. In states where Right Price Web® has been rolled out, the feedback from agents has been favorable, with an increase in production usually seen within a few months of implementation.

Net Investment Income decreased by $0.7 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to lower levels of investments, partially offset by higher yields on investments.

Operating Profit in the Kemper segment decreased by $39.5 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to higher incurred losses and LAE, partially offset by lower insurance expenses.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Incurred losses and LAE increased for the year ended December 31, 2007, due primarily to higher non-catastrophe incurred losses and LAE, including the impact of lower favorable loss and LAE reserve development (which recognizes changes in estimates of prior year loss and LAE reserves in the current period), partially offset by lower catastrophe losses and LAE, due largely to higher favorable catastrophe loss and LAE reserve development. Automobile insurance incurred losses and LAE increased due primarily to the impact of lower favorable loss and LAE reserve development and higher non-catastrophe losses and LAE as a percentage of earned premiums. Loss and LAE reserve development on automobile insurance had a favorable effect of $28.9 million for the year ended December 31, 2007, compared to a favorable effect of $49.1 million in 2006. Catastrophe losses and LAE (including development) on automobile insurance were $2.3 million for the year ended December 31, 2007, compared to $4.4 million in 2006. Homeowners insurance incurred losses and LAE increased due primarily to higher non-catastrophe losses and LAE, partially offset by the impact of higher favorable loss and LAE reserve development due largely to higher favorable catastrophe loss and LAE reserve development. Loss and LAE reserve development on homeowners insurance had a favorable effect of $22.5 million (including favorable development of $10.6 million for catastrophes) for the year ended December 31, 2007, compared to a favorable effect of $14.7 million (including favorable development of $0.9 million for catastrophes) in 2006. Favorable catastrophe loss and LAE reserve development for the year ended December 31, 2007 is due primarily to favorable development from catastrophes in the second half of 2006 and Hurricane Rita in 2005. Catastrophe losses and LAE (excluding development) on homeowners insurance were $35.5 million for the year ended December 31, 2007, compared to $38.4 million for the same period in 2006. Incurred losses and LAE from the California wildfires in the fourth quarter of 2007 were $17.5 million, of which $11.0 million is included in catastrophe losses and $6.5 million is included in non-catastrophe losses. Favorable loss and LAE reserve development on other insurance was $2.8 million for the year ended December 31, 2007, compared to $4.4 million for the same period in 2006.

Kemper’s actuaries typically use a variety of five generally accepted actuarial loss reserving estimation methodologies—the incurred loss development methodology, the paid loss development methodology, the Bornhuetter-Ferguson incurred loss development methodology, Bornhuetter-Ferguson paid loss development methodology and the frequency and severity methodology. Kemper continues to experience various changes which impact numerous variables that are difficult to quantify and/or impact the predictive value of prior development patterns. Accordingly, in some cases, Kemper’s actuaries must make adjustments to these loss reserving estimation methodologies or use additional generally accepted actuarial loss reserving estimation methodologies until the development patterns fully emerge and Kemper’s actuaries can fully rely on the unadjusted methodologies. These changes have occurred over several years and the impact of some changes is more fully developed than it is for other changes. Accordingly, Kemper’s actuaries in some cases continue to place greater weight on certain emerging loss development trends, while in other cases placed greater weight on the adjusted loss reserving estimation methodologies or additional generally accepted actuarial loss reserving estimation methodologies in their actuarial indications. In addition, beginning in 2007, the Company’s senior actuary and senior management began placing greater reliance on the actuarial indications in determining the appropriate estimated level of reserves. See MD&A, “Critical Accounting Estimates,” for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.

Insurance Expenses decreased by $11.3 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to lower commissions due to the lower earned premiums, lower premium taxes and other licensing and regulatory fees and assessments, and lower other underwriting expenses.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Net Income in the Kemper segment decreased by $25.2 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to the changes in Operating Profit. The Kemper segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $26.0 million in 2007, compared to $25.6 million in 2006.

2006 Compared with 2005

Earned Premiums in the Kemper segment decreased by $1.1 million for the year ended December 31, 2006, compared to the same period in 2005, due primarily to lower volume of insurance, partially offset by higher insurance premium rates. The cost of catastrophe reinsurance coverage, which reduced total earned premiums, was $15.7 million for the year ended December 31, 2006, including an additional charge of $0.3 million to reinstate reinsurance coverage due primarily to higher reinsured losses from Hurricane Katrina than previously anticipated. The cost of catastrophe reinsurance coverage was $13.9 million for the year ended December 31, 2005, which included a charge of $3.1 million to reinstate reinsurance coverage following Hurricanes Katrina and Rita (see MD&A, “Catastrophes”). Excluding the effects of the charges to reinstate reinsurance coverage, the cost of catastrophe reinsurance increased for the year ended December 31, 2006, compared to the same period in 2005, due primarily to the higher cost of the new catastrophe reinsurance program which became effective on July 1, 2006. Automobile insurance earned premiums decreased by $11.6 million due primarily to lower volume, partially offset by higher insurance premium rates. Earned premiums on homeowners insurance increased by $9.5 million due primarily to higher insurance premium rates. Other personal insurance earned premiums increased by $1.0 million due primarily to higher insurance premium rates, partially offset by lower volume. Net Investment Income increased by $1.0 million due primarily to higher yields on investments.

Operating Profit in the Kemper segment increased by $52.7 million for the year ended December 31, 2006, compared to the same period in 2005. Operating Profit increased due primarily to lower non-catastrophe incurred losses and LAE, lower catastrophe losses and LAE, net of reinsurance recoveries, and lower insurance expenses. Loss and LAE reserve development had a favorable effect of $68.2 million for the year ended December 31, 2006, compared to a favorable effect of $65.4 million in 2005. Favorable loss and LAE reserve development on automobile insurance was $49.1 million for the year ended December 31, 2006, compared to $43.7 million in 2005. Favorable loss and LAE reserve development on homeowners insurance was $14.7 million for the year ended December 31, 2006, compared to $19.0 million in 2005. Favorable loss and LAE reserve development on other personal insurance was $4.4 million for the year ended December 31, 2006, compared to $2.7 million in 2005. Non-catastrophe losses and LAE as a percentage of earned premiums decreased in part due to the effect of placing greater weight on the emerging loss development trends in the current accident year actuarial indications (see MD&A, “Critical Accounting Estimates”). Catastrophe losses and LAE (including development), net of reinsurance recoveries, were $44.2 million for the year ended December 31, 2006, compared to $63.1 million in 2005. Catastrophe losses and LAE, net of reinsurance recoveries, in 2005 included losses and LAE from Hurricanes Katrina and Rita (see MD&A, “Catastrophes”).

Insurance Expenses decreased by $13.3 million for the year ended December 31, 2006, compared to the same period in 2005, due primarily to lower restructuring expenses. Restructuring expenses were insignificant in 2006, compared to $6.4 million for the year ended December 31, 2005.

Net Income in the Kemper segment increased by $34.5 million for the year ended December 31, 2006, compared to the same period in 2005, due primarily to the changes in Operating Profit. The Kemper segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $25.6 million in 2006, compared to $24.1 million in 2005.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN SPECIALTY

DOLLARS IN MILLIONS	2007	2006	2005
Earned Premiums:
Personal Automobile	$343.3	$326.1	$331.9
Commercial Automobile	106.0	118.3	121.3

Total Earned Premiums	449.3	444.4	453.2
Net Investment Income	21.2	21.8	20.6
Other Income	0.1	–	–

Total Revenues	470.6	466.2	473.8

Incurred Losses and LAE	340.9	335.6	335.1
Insurance Expenses	92.4	92.0	96.0

Operating Profit	37.3	38.6	42.7
Income Tax Expense	9.0	9.6	11.4

Net Income	$28.3	$29.0	$31.3

RATIOS BASED ON EARNED PREMIUMS

Incurred Loss and LAE Ratio (excluding Catastrophes)	75.8%	75.3%	73.1%
Incurred Catastrophe Loss and LAE Ratio	0.1	0.2	0.8

Total Incurred Loss and LAE Ratio	75.9	75.5	73.9
Incurred Expense Ratio	20.6	20.7	21.2

Combined Ratio	96.5%	96.2%	95.1%

INSURANCE RESERVES

DOLLARS IN MILLIONS	DEC. 31, 2007	DEC. 31, 2006
Insurance Reserves:
Personal Automobile	$146.9	$151.9
Commercial Automobile	116.8	124.5
Other	14.9	17.0

Total Insurance Reserves	$278.6	$293.4

Loss Reserves:
Case	$160.0	$162.4
Incurred but Not Reported	77.5	77.9

Total Loss Reserves	237.5	240.3
LAE Reserves	41.1	53.1

Total Insurance Reserves	$278.6	$293.4

For The Year Ended
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$15.3	$8.4
Favorable Catastrophe Loss and LAE Reserve Development, Net	–	0.5

Total Favorable Loss and LAE Reserve Development, Net	$15.3	$8.9

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	5.2%	3.0%

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

2007 Compared with 2006

Earned Premiums in the Unitrin Specialty segment increased by $4.9 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to higher earned premiums on personal automobile insurance, partially offset by lower earned premiums on commercial automobile insurance. Personal automobile insurance earned premiums increased by $17.2 million in 2007 due primarily to higher volume, partially offset, to a lesser extent, by lower average premium rates. Commercial automobile insurance earned premiums decreased by $12.3 million in 2007, due to lower volume and lower average premium rates. Average premium rates for commercial automobile insurance decreased primarily due to a change in the mix of business from heavier weight class vehicles with higher limits of liability insurance to lighter weight vehicles with lower limits of liability insurance.

Net Investment Income decreased by $0.6 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to lower levels of invested assets.

Operating Profit in the Unitrin Specialty segment decreased by $1.3 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to higher personal automobile insurance incurred losses and LAE partially offset by lower incurred losses and LAE in both commercial automobile insurance and certain reinsurance pools that are in run-off.

Personal automobile insurance loss and LAE as a percentage of earned premiums increased for the year ended December 31, 2007, compared to the same period in 2006, due primarily to a higher frequency of claims and lower favorable loss reserve development. Personal automobile insurance loss and LAE reserve development had a favorable effect of $4.2 million in 2007, compared to a favorable effect of $6.7 million in 2006. Commercial automobile insurance incurred losses and LAE as a percentage of earned premiums decreased in 2007 due primarily to higher favorable loss and LAE reserve development and, to a lesser extent, the change in the mix of lighter weight and heavier weight commercial vehicles insured by the Unitrin Specialty segment. Commercial automobile insurance loss and LAE reserve development (which recognizes changes in estimates of prior year loss and LAE reserves in the current period) had a favorable effect of $10.1 million in 2007, compared to a favorable effect of $2.2 million in 2006. Loss and LAE reserve development on certain reinsurance pools in run-off, included in other insurance, had a favorable effect of $1.0 million in 2007, compared to no reserve development in 2006.

Beginning in 2007, the Company’s senior actuary and senior management began placing greater reliance on the actuarial indications in determining the appropriate estimated level of reserves. See MD&A, “Critical Accounting Estimates,” for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Net Income in the Unitrin Specialty segment decreased by $0.7 million for the year ended December 31, 2007, compared to the same period in 2006. The Unitrin Specialty segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $11.4 million in 2007 and 2006.

2006 Compared with 2005

Earned Premiums in the Unitrin Specialty segment decreased by $8.8 million for the year ended December 31, 2006, compared to the same period in 2005. Personal automobile insurance earned premiums decreased by $5.8 million due primarily to lower personal automobile insurance premium rates and Unitrin Specialty’s decision to

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

exit its motorcycle insurance business, partially offset by higher volume of personal automobile insurance. Personal automobile earned premiums for the year ended December 31, 2005 included $6.1 million of motorcycle insurance premiums. Unitrin Specialty exited this line of business during 2005. Commercial automobile insurance earned premiums decreased by $3.0 million for the year ended December 31, 2006, compared to the same period in 2005, due primarily to lower volume of commercial automobile insurance and increased competition. Net Investment Income increased by $1.2 million due primarily to higher levels of investments.

Operating Profit in the Unitrin Specialty segment decreased by $4.1 million for the year ended December 31, 2006, compared to the same period in 2005. Incurred losses and LAE as a percentage of earned premiums increased due primarily to the lower personal automobile insurance premium rates, partially offset by lower catastrophe losses and LAE, net of reinsurance recoveries. Catastrophe losses and LAE (including development), net of reinsurance recoveries, were $0.8 million for the year ended December 31, 2006, compared to $3.4 million for the same period in 2005. Catastrophe losses and LAE, net of reinsurance recoveries, in 2005 included losses and LAE from Hurricanes Katrina and Rita. See MD&A, “Catastrophes,” for additional information pertaining to the Company’s catastrophe reinsurance program. Loss and LAE reserve development had a favorable effect of $8.9 million for the year ended December 31, 2006, compared to a favorable effect of $8.8 million for the same period in 2005.

Net Income in the Unitrin Specialty segment decreased by $2.3 million for the year ended December 31, 2006, compared to the same period in 2005 due to the lower operating profit. The Unitrin Specialty segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $11.4 million in 2006, compared to $10.3 million in 2005.

UNITRIN DIRECT

DOLLARS IN MILLIONS	2007	2006	2005
Earned Premiums:
Automobile	$254.6	$225.9	$221.3
Homeowners	2.9	–	–
Other Personal	0.1	–	–

Total Earned Premiums	257.6	225.9	221.3
Net Investment Income	9.7	9.0	8.6
Other Income	0.4	0.4	0.2

Total Revenues	267.7	235.3	230.1
Incurred Losses and LAE	219.3	182.3	173.4
Insurance Expenses	88.8	63.1	55.2

Operating Profit (Loss)	(40.4)	(10.1)	1.5
Income Tax Benefit	16.1	5.2	1.1

Net Income (Loss)	$(24.3)	$(4.9)	$2.6

RATIOS BASED ON EARNED PREMIUMS

Incurred Loss and LAE Ratio (excluding Catastrophes)	84.9%	80.2%	77.2%
Incurred Catastrophe Loss and LAE Ratio	0.2	0.5	1.2

Total Incurred Loss and LAE Ratio	85.1	80.7	78.4
Incurred Expense Ratio	34.5	27.9	24.9

Combined Ratio	119.6%	108.6%	103.3%

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INSURANCE RESERVES

DOLLARS IN MILLIONS	DEC. 31, 2007	DEC. 31, 2006
Insurance Reserves:
Personal Automobile	$139.6	$106.8
Homeowners	2.2	–
Other	0.8	–

Total Insurance Reserves	$142.6	$106.8

Loss Reserves:
Case	$93.3	$71.4
Incurred but Not Reported	23.4	16.8

Total Loss Reserves	116.7	88.2
LAE Reserves	25.9	18.6

Total Insurance Reserves	$142.6	$106.8

For The Year Ended
Adverse Loss and LAE Reserve Development, Net	$(5.5)	$(4.5)

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	(5.1)%	(4.5)%

2007 Compared with 2006

On June 29, 2007, Trinity, a subsidiary of Unitrin, acquired Merastar in a cash transaction for a total purchase price of $47.9 million, including related transaction costs of $0.7 million. The results of Merastar’s operations are included in the Company’s results of operation from the date of acquisition (see Note 3, “Acquisition of Business,” to the Consolidated Financial Statements).

Merastar specializes in the sale of personal automobile and homeowners insurance through employer-sponsored voluntary benefit programs and is licensed in 48 states. Due to the similarity of the products and back-office operations of the Company’s Unitrin Direct business unit and Merastar, the Company is in the process of combining the operations of the two businesses into a single business unit. Accordingly, results for Merastar are included in the Unitrin Direct business segment from the date of acquisition. The Company believes that the Merastar acquisition and the resultant combination of the businesses into a single business unit provide an opportunity to achieve economies of scale in its Unitrin Direct segment in a shorter time frame than would have been possible if both businesses were operated as stand alone units. Prior to the Merastar acquisition, the Unitrin Direct segment had a marketing presence in 24 states. As a result of the Merastar acquisition, Unitrin Direct has access to 24 additional states in which to market its products.

In addition to the Merastar acquisition, the Unitrin Direct segment began implementing direct marketing initiatives in 2007 intended to accelerate its growth, which resulted in higher written premiums and a higher number of policies in force. Written premiums are recognized as earned premiums over the terms of the respective policies. Unitrin Direct expects that the increase in written premiums and the resulting higher number of policies in force will continue to result in higher earned premiums in future periods. Excluding policies from the Merastar acquisition, the number of policies in force increased from over 128,000 at December 31, 2006 to more than 142,000 at December 31, 2007. Direct marketing initially results in higher expenses as a percentage of earned premiums because up-front marketing costs, to the extent they are not deferrable, are expensed as incurred, generally prior to when premiums are written and subsequently earned. It takes several months for all

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

policies that ultimately result from responses to a marketing campaign to be issued and for the associated written premiums to be recognized as earned premiums over the term of the policies. Direct marketing initiatives are expected to result in operating losses in the Unitrin Direct segment for the next several years.

Earned Premiums in the Unitrin Direct segment increased by $31.7 million for the year ended December 31, 2007, compared to the same period in 2006. Earned Premiums in the Unitrin Direct segment in 2007 include earned premiums of $22.5 million from Merastar since the date of acquisition. Excluding the impact on Earned Premiums from the Merastar acquisition, Earned Premiums in the Unitrin Direct segment increased by $9.2 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to higher volume resulting from the marketing initiatives.

The Unitrin Direct segment reported an Operating Loss of $40.4 million for the year ended December 31, 2007, compared to an Operating Loss of $10.1 million for the same period in 2006. Operating results decreased due primarily to higher incurred losses and LAE as a percentage of earned premiums and higher marketing and other policy acquisition expenses as a percentage of earned premiums. Results for the Unitrin Direct segment in 2007 also included an operating loss of $1.4 million related to the Merastar acquisition. Losses and LAE as a percentage of earned premiums increased in the Unitrin Direct segment for the year ended December 31, 2007, compared to the same period in 2006, due primarily to inadequate rates and higher adverse loss and LAE development (which recognizes changes in estimates of prior year reserves in the current period). Unitrin Direct recognized adverse loss and LAE reserve development of $5.5 million in 2007, compared to an adverse development of $4.5 million in 2006. See MD&A, “Critical Accounting Estimates,” for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE. Marketing and other policy acquisition expenses as a percentage of earned premiums, excluding Merastar, increased from 10.6% for the year ended December 31, 2006 to 14.8% for the same period in 2007 due primarily to increased spending on direct mail, web, and television advertising. Insurance expenses also increased due primarily to additional staffing to support the higher number of policies in force.

Unitrin Direct reported a Net Loss of $24.3 million for the year ended December 31, 2007, compared to a Net Loss of $4.9 million for the year ended December 31, 2006. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $5.2 million in 2007, compared to $4.7 million in 2006.

2006 Compared with 2005

Earned Premiums in the Unitrin Direct segment increased by $4.6 million for the year ended December 31, 2006, compared to the same period in 2005, due to higher premium rates, partially offset by lower volume. Unitrin Direct reduced its writings of new and renewal business in certain states during 2005 while implementing certain product changes and rate increases. Earned premiums in these states decreased by $17.2 million in 2006. Growth in targeted states did not completely offset the decline in premium volume in the states where writings were reduced.

The Unitrin Direct segment reported an Operating Loss of $10.1 million for the year ended December 31, 2006, compared to an Operating Profit of $1.5 million for the year ended December 31, 2005. Operating results decreased due primarily to the unfavorable effects of loss and LAE reserve development and higher marketing and other policy acquisition expenses, partially offset by lower catastrophe losses and LAE. Unitrin Direct

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

recognized adverse loss and LAE reserve development of $4.5 million in 2006, compared to favorable loss and LAE reserve development of $4.7 million in 2005. Marketing and other policy acquisition expenses as a percentage of earned premiums, increased from 8.0% in 2005 to 10.6% in 2006, due primarily to increased spending on television and web advertising. Catastrophe losses and LAE (including development), net of reinsurance recoveries, were $1.1 million for the year ended December 31, 2006, compared to $2.6 million for the same period in 2005. Catastrophe losses and LAE, net of reinsurance recoveries, in 2005 included losses and LAE from Hurricanes Katrina and Wilma (see MD&A, “Catastrophes”).

Unitrin Direct reported a Net Loss of $4.9 million for the year ended December 31, 2006, compared to Net Income of $2.6 million for the year ended December 31, 2005. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $4.7 million in 2006, compared to $4.3 million in 2005.

LIFE AND HEALTH INSURANCE

DOLLARS IN MILLIONS	2007	2006	2005
Earned Premiums:
Life	$387.8	$400.7	$401.3
Accident and Health	157.9	158.3	160.5
Property	108.0	116.6	105.7

Total Earned Premiums	653.7	675.6	667.5
Net Investment Income	190.6	178.3	157.1
Other Income	1.2	11.2	6.2

Total Revenues	845.5	865.1	830.8
Policyholders’ Benefits and Incurred Losses and LAE	393.9	404.5	414.3
Insurance Expenses	291.4	308.2	324.8

Operating Profit	160.2	152.4	91.7
Income Tax Expense	57.0	52.9	31.7

Net Income	$103.2	$99.5	$60.0

INSURANCE RESERVES

DOLLARS IN MILLIONS	DEC. 31, 2007	DEC. 31, 2006
Insurance Reserves:
Future Policyholder Benefits	$2,471.5	$2,417.5
Incurred Losses and LAE:
Life	37.9	45.7
Accident and Health	23.5	22.9
Property	11.4	6.9

Total Incurred Losses and LAE	72.8	75.5

Total Insurance Reserves	$2,544.3	$2,493.0

2007 Compared with 2006

Earned Premiums in the Life and Health Insurance segment decreased by $21.9 million for the year ended December 31, 2007, compared to the same period in 2006. Earned premiums on life insurance decreased by $12.9 million due primarily to lower volume. Earned premiums on property insurance sold by the Life and

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Health Insurance segment’s career agents decreased by $8.6 million due primarily to lower volume related to the Company’s strategy to reduce coastal exposures and, to a lesser extent, an increase in the cost of catastrophe reinsurance. The Life and Health Insurance segment is reducing its exposures to natural disasters by suspending its new business sales and non-renewing selected property insurance business in certain coastal areas of the Gulf and southeastern United States. Prior to these actions, the affected areas comprised approximately 20% of the Life and Health Insurance segment’s property insurance business. The cost of catastrophe reinsurance coverage was $8.5 million for the year ended December 31, 2007, compared to $6.1 million for the same period in 2006 (see MD&A, “Catastrophes”).

In the fourth quarter of 2006, Reserve National entered into a reinsurance agreement whereby Reserve National assumed 100% of certain accident and health insurance business from a third party. The Life and Health Insurance segment reported earned premiums related to this reinsurance agreement of $4.0 million for the year ended December 31, 2007. Excluding the impact of the reinsurance agreement, earned premiums on accident and health insurance decreased by $4.4 million for the year ended December 31, 2007, compared to the same period in 2006, as lower volume of accident and health insurance, primarily limited benefit medical and Medicare supplement products, contributed $10.5 million to the decrease in accident and health insurance earned premiums, while higher average premium rates on those same products accounted for an increase of $6.1 million.

On November 16, 2007, Unitrin signed a definitive agreement to acquire Primesco in a cash merger transaction valued at approximately $96 million, subject to certain purchase price adjustments at the time of closing. Primesco’s wholly-owned subsidiaries, Mutual Savings and Mutual Savings Fire, specialize in the sale of life, health and fire insurance products to persons of modest financial means in Alabama, Georgia, Mississippi and several other states in the Southeast. Similar to Unitrin’s Career Agency companies, Mutual Savings and Mutual Savings Fire employ a network of employee agents who call on customers in their homes to sell and service products and collect premiums. For the year ended December 31, 2006, Mutual Savings and Mutual Savings Fire had total premium revenues of approximately $53 million. The transaction is subject to approvals by Primesco’s shareholders, approvals by insurance regulators and other customary closing conditions and is expected to close in the first quarter of 2008.

Net Investment Income increased by $12.3 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to higher yields on investments and higher levels of investments. Yields on investments for the year ended December 31, 2007 included a special dividend of $5.2 million from the Company’s equity investment in IRI. The Company cannot anticipate when or if similar dividends from its equity investments in IRI may occur in the future. Net Investment Income in 2006 did not include a corresponding dividend from the Company’s equity investment in IRI.

Other Income decreased by $10.0 million for the year ended December 31, 2007, compared to the same period in 2006. Other Income in 2006 included a gain of $9.6 million, net of an initial deferred gain of $2.6 million, recognized on the sale and leaseback of Reserve National’s home office building. Amortization of the deferred gain included in Other Income was $0.8 million and $0.4 million in 2007 and 2006, respectively. The remaining deferred gain at December 31, 2007 of $1.4 million will be amortized over the remaining 19-month term of the leaseback. Other Income in 2006 also included a gain of $1.0 million recognized on the sale of the Career Agency Companies’ Louisiana office building. During 2006, the Career Agency Companies completed the consolidation of its Louisiana regional office operations into its St. Louis home office.

Operating Profit in the Life and Health Insurance segment increased by $7.8 million for the year ended December 31, 2007, compared to the same period in 2006, due to lower Insurance Expenses, the higher Net Investment Income, and lower Policyholders’ Benefits and Incurred Losses and LAE, partially offset by the lower Other Income.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Insurance Expenses decreased by $16.8 million and also decreased as a percentage of earned premiums for the year ended December 31, 2007, compared to the same period in 2006, due primarily to lower commission expense and, to a lesser extent, lower administrative expenses. Commission expense was lower due primarily to lower volume, fewer active career agents, the continuing effects of changes in the Life and Health Insurance segment’s compensation plans and lower amortization of deferred policy acquisition costs, partially offset by the initial favorable impact in 2006 of the changes in the Life and Health Insurance segment’s compensation plans.

Policyholders’ Benefits and Incurred Losses and LAE declined for the year December 31, 2007, compared to the same period in 2006, due primarily to lower policyholders’ benefits on life insurance, partially offset by higher incurred losses on property insurance sold by the Life and Health Insurance segment’s career agents. Life insurance benefits decreased due primarily to improved mortality and a higher level of policy lapses in 2007. Incurred losses on property insurance increased due primarily to higher weather-related losses in 2007, compared to the same period in 2006, from events that were not severe enough to be classified as catastrophes by the ISO.

Catastrophe losses and LAE (including development), net of reinsurance recoveries, on property insurance sold by the Life and Health Insurance segment’s career agents were $10.6 million and $10.8 million in 2007 and 2006, respectively (see MD&A, “Catastrophes”). Catastrophe losses and LAE for the year ended December 31, 2007 included adverse development of $4.2 million on Hurricane Rita related to the Company’s estimate of the cost to settle certain legal matters that are not recoverable from reinsurance. Catastrophe losses and LAE for the years ended December 31, 2007 and 2006 included adverse development of $1.8 million and $4.4 million, net of reinsurance, respectively, on Hurricane Katrina.

Net Income in the Life and Health Insurance segment increased by $3.7 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to the higher Operating Profit.

2006 Compared with 2005

Earned Premiums in the Life and Health Insurance segment increased by $8.1 million for the year ended December 31, 2006, compared to the same period in 2005, due primarily to certain quota share reinsurance transactions with Capitol and its wholly owned subsidiary, ORCC. Capitol is a mutual insurance company which is owned by its policyholders (see Note 20, “Other Reinsurance,” to the Consolidated Financial Statements). Some of the Life and Health Insurance segment’s career agents sell property insurance products for Capitol and ORCC. Effective January 1, 2006, the Company entered into a quota share reinsurance agreement with ORCC whereby the Company assumes 100% of the business written by ORCC. Prior to 2006, the Company did not assume business from ORCC. In the third quarter of 2005, the Company increased the share of business it assumed from Capitol to 100%. Prior to this change, the Company had assumed 95% of the business written by Capitol. The Company estimates that earned premiums increased by $12.7 million in 2006 due to the impact of these quota share reinsurance transactions.

Excluding the impact of the quota share reinsurance transactions described above, Earned Premiums in the Life and Health Insurance segment decreased by $4.6 million for the year ended December 31, 2006, compared to the same period in 2005, due primarily to lower earned premiums on accident and health insurance and lower earned premiums on property insurance. Earned premiums on accident and health insurance decreased by $2.2 million in 2006, as lower volume of accident and health insurance, primarily on limited benefit medical and Medicare supplement products, contributed $8.2 million to the decrease in accident and health insurance earned premiums, while higher insurance premium rates on those same products accounted for an increase of $6.0 million. Excluding the impact of the quota share reinsurance transactions described above, earned premiums on property insurance decreased due to lower volume related to the Life and Health Insurance segment’s decision to reduce its coastal exposures and an increase in the cost of catastrophe reinsurance. The cost of catastrophe reinsurance

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

coverage was $6.1 million in 2006, including a charge of $0.2 million to reinstate reinsurance due to higher reinsured losses from Hurricane Katrina than previously anticipated. The cost of catastrophe reinsurance coverage was $5.2 million in 2005, including a charge of $2.4 million to reinstate reinsurance coverage following Hurricane Katrina. Excluding the effects of the charges to reinstate reinsurance coverage, the cost of catastrophe reinsurance increased in 2006 due primarily to the higher cost of the Life and Health Insurance segment’s primary catastrophe reinsurance program which became effective on January 1, 2006. Earned premiums on life insurance decreased by $0.6 million in 2006 due primarily to lower volume.

Net Investment Income increased by $21.2 million for the year ended December 31, 2006, compared to the same period in 2005, due to higher yields on investments and higher levels of investments.

Other Income for the year ended December 31, 2006, includes a gain of $9.6 million, net of the initial deferred gain, and the amortization of $0.4 million of the deferred gain recognized on the sale and leaseback of Reserve National’s home office building and a gain of $1.0 million recognized on the sale of the Career Agency Companies’ Louisiana office building. Other Income for the year ended December 31, 2005, includes a gain of $2.4 million recognized on the sale of the Career Agency Companies’ St. Louis home office building, which was no longer utilized by the Career Agency Companies after it had leased a larger facility to accommodate the consolidation of its Louisiana regional office operations into its St. Louis home office. The consolidation of the Louisiana regional office operations into the St. Louis home office was completed in 2006. Other Income in 2005 also includes service fees charged for certain administrative services provided by the Career Agency Companies to ORCC, prior to the effective date of the 100% quota share agreement described above.

Operating Profit in the Life and Health Insurance segment increased by $60.7 million for the year ended December 31, 2006, compared to the same period in 2005, due primarily to the higher Net Investment Income discussed above, lower Insurance expenses and lower catastrophe losses and LAE (including development) on property insurance and the higher Other Income. Insurance Expenses in 2005 included a charge of $6.0 million to write off deferred policy acquisition costs (“DPAC”) attributed to certain policies that lapsed following Hurricane Katrina. Excluding the charge to write off DPAC in 2005, Insurance Expenses decreased by $10.6 million in 2006 due primarily to lower commissions. Commissions decreased in 2006 due in part to the initial impact on accrued benefits from certain changes in the Life and Health Insurance segment’s compensation plans. Catastrophe losses and LAE (including development), net of reinsurance recoveries, on property insurance sold by the Life and Health Insurance segment’s career agents were $10.8 million and $20.2 million in 2006 and 2005, respectively (see MD&A, “Catastrophes”). Catastrophe losses and LAE, net of reinsurance, in 2006 included adverse development of $4.4 million, net of reinsurance recoveries, from Hurricane Katrina. Catastrophe losses and LAE, net of reinsurance, in 2005 included $17.5 million from Hurricanes Katrina, Rita and Wilma.

Net Income in the Life and Health Insurance segment increased by $39.5 million due primarily to the higher Operating Profit.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

FIRESIDE BANK

DOLLARS IN MILLIONS	2007	2006	2005
Interest, Loan Fees and Earned Discounts	$251.2	$237.3	$210.5
Other Automobile Finance Revenues	9.0	7.7	7.1

Total Automobile Finance Revenues	260.2	245.0	217.6
Net Investment Income	4.9	3.9	3.7

Total Revenues	265.1	248.9	221.3
Provision for Loan Losses	166.8	62.4	47.4
Interest Expense on Certificates of Deposits	58.7	49.8	37.9
General and Administrative Expenses	105.6	91.9	83.1

Operating Profit (Loss)	(66.0)	44.8	52.9
Income Tax Benefit (Expense)	27.2	(18.7)	(22.1)

Net Income (Loss)	$(38.8)	$26.1	$30.8

Automobile Loan Originations	$793.3	$806.9	$767.1

Weighted-Average Yield on Certificates of Deposits	4.9%	4.7%

AUTOMOBILE LOAN RECEIVABLES

DOLLARS IN MILLIONS	DEC. 31, 2007	DEC. 31, 2006
Sales Contracts and Loans Receivable	$1,390.8	$1,331.3
Unearned Discounts and Deferred Fees	(28.9)	(35.5)

Net Automobile Loan Receivables Due	1,361.9	1,295.8
Reserve for Loan Losses	(148.4)	(68.8)

Automobile Loan Receivables	$1,213.5	$1,227.0

Percentage of Net Automobile Loan Receivables Due:
Current	61.2%	60.4%
Past Due:
Less than 30 Days	26.2	26.7
30 Days to 59 Days Past Due	8.1	8.6
60 Days to 89 Days Past Due	3.4	3.0
90 Days and Greater Past Due	1.1	1.3

Total Past Due	38.8%	39.6%

Ratio of Reserve for Loan Losses to Net Automobile Loan Receivables Due	10.9%	5.3%

RESERVE FOR LOAN LOSSES

	YEAR ENDED DEC. 31,
DOLLARS IN MILLIONS	2007	2006
Reserve for Loan Losses—At Beginning of Year	$68.8	$62.6
Provision for Loan Losses	166.8	62.4
Net Charge-off:
Automobile Loan Receivables Charged Off	(139.4)	(105.6)
Automobile Loan Receivables Recovered	52.2	49.4

Net Charge-off	(87.2)	(56.2)

Reserve for Loan Losses—At End of Year	$148.4	$68.8

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

2007 Compared with 2006

Interest, Loan Fees and Earned Discounts in the Fireside Bank segment increased by $13.9 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to higher levels of loans outstanding, partially offset by lower yield. Fireside Bank makes only loans that are secured by automobiles. Fireside Bank has no loans outstanding that are secured by real estate. Fireside Bank does not sell or securitize any portion of its loan portfolio.

The Provision for Loan Losses increased by $104.4 million for the year ended December 31, 2007, compared to the same period in 2006, due to higher net charge-off and an increase in the estimate of loan losses from prior years. The Reserve for Loan Losses increased due to increased loss expectations driven by an increase in the amount of Automobile Loan Receivables charged off, a reduction in Automobile Loan Receivables Recovered as a percentage of Automobile Loan Receivables Charged Off, leading trends in the macroeconomic environment and, to a lesser extent, an increase in the level of Net Automobile Loan Receivables Due outstanding. Approximately 65% of Net Automobile Loan Receivables Due are concentrated in the state of California.

In early 2008, Fireside Bank implemented an improved risk-based-pricing, credit-scoring model to aid in the underwriting process. The implementation of this model is expected to result in the prospective elimination of certain unprofitable tiers of business that comprised approximately 20% of the loans originated by Fireside Bank in 2007.

During the fourth quarter of 2007, Fireside Bank began offering loan payment deferrals whereby the customer is allowed to move delinquent payments to the end of the loan. Loan deferrals are only available once in a twelve month period and twice during the life of a loan and only to customers who have demonstrated a renewed ability to make their loan payments by either making three consecutive loan payments or the equivalent of three payments. Customer accounts with loan deferrals represented approximately 1% of Net Automobile Loan Receivables Due at December 31, 2007.

Interest Expense on Certificates of Deposits increased by $8.9 million in 2007 due to higher interest rates on Certificates of Deposits and higher levels of deposits.

General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discounts, increased from 38.7% for the year ended December 31, 2006, to 42.0% for the year ended December 31, 2007, due primarily to an increase in the number of collectors and higher related collection costs. Fireside Bank has begun implementing several initiatives to reduce General and Administrative expenses, including the elimination of approximately two-thirds of its 26 California branch offices and the centralization of its collection operations into two call centers.

Operating results in the Fireside Bank segment decreased by $110.8 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to the higher provision for loan losses.

Fireside Bank reported a Net Loss of $38.8 million for the year ended December 31, 2007, compared to Net Income of $26.1 million in 2006. Fireside Bank’s effective tax rate differs from the Federal statutory tax rate due primarily to state income taxes. State income taxes were a benefit of $6.7 million in 2007, compared to expense of $4.6 million in 2006.

2006 Compared with 2005

Interest, Loan Fees and Earned Discounts in the Fireside Bank segment increased by $26.8 million for the year ended December 31, 2006, compared to the same period in 2005, due primarily to higher levels of loans outstanding, partially offset by lower interest rates.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Operating Profit in the Fireside Bank segment decreased by $8.1 million for the year ended December 31, 2006, compared to the same period in 2005. Provision for Loan Losses increased by $15.0 in 2006 as a result of a higher level of loans outstanding and higher net charge-off. Interest Expense on Certificates of Deposits increased by $11.9 million in 2006 due primarily to higher interest rates on Certificates of Deposits and higher levels of deposits. General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discounts, decreased from 39.5% for the year ended December 31, 2005, to 38.7% for the year ended December 31, 2006, due primarily to higher levels of loans outstanding.

Net Income in the Fireside Bank segment decreased by $4.7 million in 2006 due primarily to the lower Operating Profit. The Fireside Bank’s effective tax rate differs from the Federal statutory tax rate due primarily to state income taxes. State income tax expense was $4.6 million and $5.3 million for the years ended December 31, 2006 and 2005, respectively.

INVESTMENT RESULTS

Net Investment Income was $306.7 million, $280.8 million and $257.6 million in 2007, 2006 and 2005, respectively. Excluding the impact of the increases in dividend income from Northrop preferred stock and from IRI common stock discussed below, Net Investment Income increased in 2007 by $14.5 million, compared to the same period in 2006, due to higher levels of investments and, to a lesser extent, higher yields on investments. Net Investment Income increased by $23.2 million in 2006, compared to the same period in 2005, due to higher investment yields and, to a lesser extent, higher levels of investments. Dividend income from the Company’s investment in Northrop preferred stock increased by $6.2 million for year ended December 31, 2007, compared to the same period in 2006, due to the timing of ex-dividend dates. Dividend income from the Company’s investment in Northrop preferred stock decreased by $3.1 million for year ended December 31, 2006, compared to the same period in 2005, due to the timing of ex-dividend dates. Dividend income from other equity securities increased by $6.8 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to a special dividend of $5.2 million from the Company’s equity investment in IRI. The Company cannot anticipate when or if similar dividends from its equity investments in IRI may occur in the future. Short-term investment income increased by $6.8 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to higher levels of short-term investments. The Company invested the proceeds from the issuance of its 6.00% senior notes in short-term investments until the principal on its 5.75% senior notes was repaid in the third quarter of 2007 (see Note 8, “Notes Payable,” to the Consolidated Financial Statements. Short-term investment income increased by $13.7 million for the year ended December 31, 2006, compared to the same period in 2005, due primarily to higher yields on short-term investments and, to a lesser extent, higher levels of short-term investments. Investment income from limited partnerships and limited liability companies increased by $6.9 million for the year ended December 31, 2007, compared to the same period in 2006, and increased by $9.0 million for the year ended December 31, 2006, compared to the same period in 2005, due primarily to higher levels of investments and higher yields on investments.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

The components of Net Realized Investment Gains for the years ended December 31, 2007, 2006 and 2005, were:

DOLLARS IN MILLIONS	2007	2006	2005
Fixed Maturities:
Gains on Dispositions	$5.1	$5.0	$2.7
Losses on Dispositions	(4.0)	(4.4)	(1.7)
Losses from Write-downs	(10.4)	–	(2.4)
Northrop Common Stock:
Gains on Dispositions	58.6	5.6	4.0
Other Equity Securities:
Gains on Dispositions	30.6	23.2	25.8
Losses on Dispositions	(5.1)	(1.1)	(3.0)
Losses from Write-downs	(22.6)	(2.8)	(7.9)
Real Estate:
Gains on Dispositions	4.8	0.9	39.4
Losses from Write-downs	–	(0.1)	–
Southern States:
Gain on Disposition	4.0	–	–
Other Investments:
Gains on Dispositions	1.7	0.6	0.4
Losses on Dispositions	(0.2)	(0.4)	(0.4)

Net Realized Investment Gains	$62.5	$26.5	$56.9

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other than temporary declines in fair value are reported in the Consolidated Statements of Income in the period that the decline was determined to be other than temporary.

Net Realized Investment Gains for the years ended December 31, 2007, 2006 and 2005, include pretax losses of $33.0 million, $2.8 million and $10.3 million, respectively, from other than temporary declines in the fair values of investments. Pretax losses from write-downs of fixed maturities for the year ended December 31, 2007, included a pretax loss of $8.3 million related to an issuer that had defaulted. Pretax losses from write-downs of other equity securities for the year ended December 31, 2007 was precipitated in part to the overall decline in the stock market in the second half of 2007. The Company wrote down the value of various holdings of equity securities. The Company cannot anticipate when or if similar investment losses may occur in the future.

On July 9, 2007, Republic Companies purchased Southern States General Agency, Inc. (“Southern States”), a subsidiary of Unitrin, from the Company. Net Realized Investment Gains for the year ended December 31, 2007, includes a pretax gain of $4.0 million for the year ended December 31, 2007 resulting from this sale.

The Company’s fixed maturity investment portfolio is comprised primarily of high grade municipal, corporate and agency bonds. At December 31, 2007, nearly 97% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poor’s; a rating of Aaa, Aa, A or Baa from Moody’s; or a rating from the NAIC of 1 or 2. The Company has not made significant investments in securities that are directly or indirectly related to sub-prime mortgage loans including, but not limited to, collateralized debt obligations and structured investment vehicles.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

The following table summarizes the credit quality of the fixed maturity investment portfolio at December 31, 2007:

Standard & Poor’s Equivalent Rating	NAIC Rating	Fair Value in Millions	Percentage of Total
AAA, AA, A	1	$3,339.1	90.6%
BBB	2	220.8	6.0
BB	3	26.2	0.7
B	4	7.7	0.2
CCC	5	49.2	1.3
In or Near Default	6	43.7	1.2

Total Investments in Fixed Maturities		$3,686.7	100.0%

At December 31, 2007, the Company had $1,364.1 million of investments in municipal bonds, of which $640.1 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment strategy has always been to focus on the underlying credit rating of the issuer and not to rely upon the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the average underlying rating of the Company’s entire municipal bond portfolio is AA, the majority of which are direct obligations of a state.

The following table summarizes the underlying rating of the Company’s municipal bond portfolio at December 31, 2007:

Underlying Rating Standard & Poor’s Rating	Fair Value in Millions	Percentage of Total
AAA	$259.5	19.0%
AA	948.8	69.6
A	143.7	10.5
BBB	8.0	0.6
Below Investment Grade	4.1	0.3

Total Investments in Municipal Bonds	$1,364.1	100.0%

The Company accounts for its investment in the common stock of Intermec under the equity method of accounting. Intermec is listed on the New York Stock Exchange (NYSE symbol: IN) and is subject to the reporting requirements of the federal securities laws. Intermec is held for investment purposes. The fair value of the Company’s Investment in Investee was $257.1 million at December 31, 2007, compared to an asset carrying value of $90.7 million under the equity method of accounting.

At December 31, 2007, the Company owned 20.7% of Intermec’s common stock. Intermec has described itself as a leader in global supply chain solutions and in the design, development, manufacture and integration of wired and wireless automated data collection, mobile computing systems, bar code printers, label media and Intellitag® RFID (radio frequency identification). Intermec’s products and services are used by customers in many industries to improve productivity, quality and responsiveness of business operations, from supply chain management and enterprise resource planning to field sales and service. Intermec’s products and services are sold globally to a diverse set of customers in markets such as manufacturing, warehousing, direct store delivery, retail, consumer goods, field services, government, security, healthcare, transportation and logistics.

The Company accounts for its Investment in Investee under the equity method of accounting using the most recent and sufficiently timely publicly available financial reports, which results in accounting on a three-month-delay basis (see Note 2, “Summary of Accounting Policies,” to the Consolidated Financial Statements). Equity in

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Net Income of Investee was $1.2 million, $9.2 million and $5.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Intermec recognized the financial impact of SFAS No. 158 in its financial statements at December 31, 2006. Intermec initially applied the provisions of FIN 48 on January 1, 2007. The Company accounts for its investment in Intermec under the equity method of accounting on a three-month-delay basis. Accordingly, the Company recognized a decrease of $2.3 million, which was net of a tax benefit of $1.3 million, to its Shareholders’ Equity in the first quarter of 2007 for its pro rata share of the impact of Intermec’s adoption of SFAS No. 158 and recognized a decrease of $0.9 million, which was net of a tax benefit of $0.5 million, to the Company’s Shareholders’ Equity in the second quarter of 2007 for its pro rata share of the impact of Intermec’s adoption of FIN 48.

The Company considers the management of certain investments, including Northrop preferred and common stock, Baker Hughes common stock and its investee, Intermec, to be a corporate responsibility and excludes income from these investments from its Operating Segments. Dividend income from these investments for the years ended December 31, 2007, 2006 and 2005, was:

DOLLARS IN MILLIONS	2007	2006	2005
Northrop Preferred Stock	$15.5	$9.3	$12.4
Northrop Common Stock	9.4	8.6	8.0
Baker Hughes Common Stock	0.3	0.3	0.5

Total Unallocated Dividend Income	$25.2	$18.2	$20.9

Dividend income from the Company’s investment in Northrop preferred stock increased by $6.2 million for year ended December 31, 2007, compared to the same period in 2006, due to the timing of ex-dividend dates. Dividend income from the Company’s investment in Northrop preferred stock decreased by $3.1 million for year ended December 31, 2006, compared to the same period in 2005, due to the timing of ex-dividend dates. Dividend income from the Company’s investment in Northrop common stock increased by $0.8 million in 2007, compared to the same period in 2006, and increased $0.6 million in 2006, compared to the same period in 2005, due primarily to an increase in the average annual dividend rate.

The changes in fair values of these investments for the year ended December 31, 2007, were:

DOLLARS IN MILLIONS	FAIR VALUE DEC. 31, 2006	HOLDING GAIN (LOSS) ARISING DURING YEAR	DISPOSITIONS DURING THE YEAR	FAIR VALUE DEC. 31, 2007
Equity Securities:
Northrop Preferred Stock	$236.0	$22.5	$–	$258.5
Northrop Common Stock	500.3	79.2	(132.0)	447.5
Baker Hughes Common Stock	41.1	4.9	(8.8)	37.2
Investee:
Intermec Common Stock	307.2	(50.1)	–	257.1

Total	$1,084.6	$56.5	$(140.8)	$1,000.3

INTEREST AND OTHER EXPENSES

Interest and Other Expenses was $66.9 million, $62.5 million and $64.0 million in 2007, 2006 and 2005, respectively. Interest expense, excluding interest on a mortgage note payable included in real estate investment expense, was $33.2 million, $28.5 million and $28.4 million in 2007, 2006 and 2005, respectively. Interest expense increased in 2007 due primarily higher levels of debt outstanding resulting from the issuance of the Company’s 6.00% senior notes due May 15, 2017 (the “6.00% Senior Notes”), partially offset by repayment of the Company’s 5.75% senior notes due July 1, 2007 (the “5.75% Senior Notes”). Other Corporate Expenses were $33.7 million, $34.0 million and $35.6 million in 2007, 2006 and 2005, respectively. Other Corporate Expenses decreased by $1.6 million for the year ended December 31, 2006, compared to the same period in 2005, due primarily to lower compensation and employee benefit costs.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INCOME TAXES

The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of certain tax adjustments described below, tax-exempt investment income and dividends received deductions and state income taxes. Tax-exempt investment income and dividends received deductions were $61.7 million, $55.0 million and $54.3 million in 2007, 2006 and 2005, respectively. In 2007, the Company had a state income tax benefit of $13.8 million, including a benefit of $8.1 million resulting from the expiration of a state’s statute of limitations. State income tax expense was $5.7 million and $6.0 million in 2006 and 2005, respectively.

During 2005, a benefit of approximately $14 million was recorded primarily for Federal income tax adjustments related to the tax years ended December 31, 2002 and 2001. During the fourth quarter of 2005, the Company received notification from the Department of Treasury that the Joint Committee on Taxation (the “JCT”) had completed its review of the Internal Revenue Service’s (the “IRS”) report regarding these years and took no exception with the IRS’ report. Based on the notification from the JCT, the Company expects no further examination of these years by the IRS.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, there were approximately 3.4 million shares of the Company’s outstanding common stock that could be repurchased under the Company’s outstanding repurchase authorization. Common stock may be repurchased in the open market or in privately negotiated transactions from time to time subject to market conditions and other factors. The Company repurchased and retired 3,042,100 shares of its common stock in 2007 at a cost of $139.5 million. The Company repurchased and retired 2,006,500 shares of its common stock in 2006 at a cost of $89.9 million. The Company has repurchased and retired approximately 60.8 million shares of its common stock in open market transactions at an aggregate cost of approximately $1.7 billion since 1990.

On June 24, 2005, the Company entered into a five-year, $325 million, unsecured, revolving credit agreement, expiring June 30, 2010, with a group of financial institutions. The agreement provides for fixed and floating rate advances for periods up to one year at various interest rates. The agreement also contains various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for the Company’s largest insurance subsidiaries. The proceeds from advances under the revolving credit facility may be used for general corporate purposes. The Company had no outstanding advances under its unsecured, revolving credit agreement at December 31, 2007 or December 31, 2006. Undrawn letters of credit issued pursuant to the unsecured, revolving credit agreement were $13.1 million at both December 31, 2007 and December 31, 2006. Accordingly, the amounts available for future borrowing were $311.9 million at both December 31, 2007 and 2006, respectively.

On May 11, 2007, the Company issued $360 million of its 6.00% Senior Notes. The 6.00% Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at the Company’s option at specified redemption prices. The Company issued the 6.00% Senior Notes for proceeds of $354.8 million, net of transaction costs, for an effective yield of 6.19%. The Company used the proceeds from the sale of the notes to repay the $300 million principal aggregate amount of its 5.75% Senior Notes which were due on July 1, 2007 and for general corporate purposes. Interest expense under the 6.00% Senior Notes was $14.1 million for the year ended December 31, 2007.

In 2003, the Company issued $200 million of its 4.875% senior notes due November 1, 2010 (the “4.875% Senior Notes”) for an effective yield of 5.04%. The 4.875% Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at the Company’s option at specified redemption prices. Interest expense under the 4.875% Senior Notes was $10.0 million for each of the years ended December 31, 2007, 2006 and 2005.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

In 2002, the Company issued $300 million of its 5.75% Senior Notes for an effective yield of 5.99%. The 5.75% Senior Notes were retired in 2007. Interest expense under the 5.75% Senior Notes was $9.0 million, $18.0 million and $17.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company does not anticipate making significant changes to its capital structure during 2008. The Company’s management believes that it has sufficient resources to maintain the payment of dividends to Unitrin’s shareholders at its present level. Sources available for future shareholder dividend payments, the payment of interest on Unitrin’s senior notes and the repurchases of Unitrin’s common stock include the receipt of dividends from Unitrin’s subsidiaries, the receipt of dividends from Unitrin’s investments in Northrop, borrowings under Unitrin’s revolving credit agreement, and monetization of a portion of the Unitrin’s Northrop holdings. Various state insurance laws restrict the ability of Unitrin’s insurance subsidiaries to pay dividends without regulatory approval. Such laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Certain risk-based capital regulations also have the effect of limiting the amount of dividends that may be paid by Fireside Bank. In 2008, Unitrin estimates that its direct insurance subsidiaries would be able to pay $162.5 million in dividends to Unitrin without prior regulatory approval. The Company does not expect Fireside Bank to pay a dividend in 2008.

On November 16, 2007, the Company entered into a definitive agreement to acquire Primesco in a cash merger transaction valued at approximately $96 million, subject to certain purchase price adjustments at the time of closing. The transaction is subject to approvals by insurance regulators and other customary closing conditions and is expected to close in the first quarter of 2008. Unitrin plans to fund this acquisition though a combination of its cash, short term investments and borrowings under its $325 million unsecured revolving credit agreement. Unitrin’s cash and short term investments totaled $67.6 million at December 31, 2007.

During 2007, Unitrin’s subsidiaries paid dividends totaling $239.8 million in cash and securities to Unitrin. In addition to the investments in Northrop common stock held by a Unitrin subsidiary, Unitrin directly held investments in Northrop preferred and common stock with a market value totaling $341.8 million at December 31, 2007. In addition to sales of Northrop common stock by a Unitrin subsidiary, Unitrin sold a portion of its Northrop common stock, generating gross proceeds of $105.5 million in 2007.

During the second half of 2007, Unitrin made capital contributions totaling $52.0 million to its subsidiary, Fireside Securities Corporation, which in turn contributed the same amount to its subsidiary, Fireside Bank. The capital contributions were made to replenish Fireside Bank’s capital position. Fireside Bank reported net losses totaling $48.3 million during the second half of 2007.

Quantitative measures established by bank regulations to ensure capital adequacy require Fireside Bank to maintain minimum amounts of capital. Bank regulations define capital calculations for Tier 1 capital, total risk weighted assets and total risk-based capital. To be “well-capitalized” a financial institution must maintain a ratio of total risk-based capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total average assets of 5% or greater. Fireside Bank had ratios of total risk-based capital to total risk-weighted assets of 13.9% and 14.3% at December 31, 2007 and 2006, respectively; a ratio of Tier 1 capital to total risk-weighted assets of 13.0% and 14.3% at December 31, 2007 and 2006, respectively; and a ratio of Tier 1 capital to total average assets of 12.0% and 13.5% at December 31, 2007 and 2006, respectively. Higher levels of capital, while undefined, are generally required for Fireside Bank’s sub-prime automobile loan business than would be required for lower risk businesses.

The primary sources of funds for Unitrin’s insurance subsidiaries are premiums and investment income. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Accordingly, during periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flow from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could either result in investment gains or losses. Management believes that its insurance subsidiaries maintain adequate levels of liquidity and surplus capacity to manage the risks inherent with any differences between the duration of their liabilities and invested assets and to provide adequate liquidity in the event that its property and casualty insurance subsidiaries experience several catastrophic events over a relatively short period of time.

The primary sources of funds for Fireside Bank are customer deposits, repayments of automobile loans, interest on automobile loans and investment income. The primary uses of funds for Fireside Bank are automobile loans made to consumers, repayment of customer deposits, interest paid to depositors and general expenses.

Net Cash Provided by Operating Activities decreased by $54.3 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to higher property and casualty claims paid. Net Cash Provided by Operating Activities decreased by $70.3 million for the year ended December 31, 2006, compared to the same period in 2005, due primarily to cash outflows related to the payment of insurance claims that were expensed and reserved for in prior years.

Net Cash Used by Financing Activities decreased by $24.3 million for the year ended December 31, 2007, compared to the same period in 2006. In 2007, the Company received $354.8 million in net proceeds from the issuance of the 6.00% Senior Notes. Additionally, in 2007, the Company paid $300.0 million to retire the 5.75% Senior Notes. There was no similar debt activity in 2006. Cash Provided by Financing Activities related to issuing certificates of deposits, net of withdrawals, increased by $23.2 million in 2007, compared to the same period in 2006. The Company used $139.5 million of cash in 2007 to repurchase shares of its common stock, compared to $89.9 million of cash used to repurchase shares of its common stock in the same period in 2006.

Net Cash Provided by Financing Activities decreased by $112.0 million for the year ended December 31, 2006, compared to the same period in 2005. Cash from certificates of deposits issued, net of withdrawals, decreased by $63.5 million in 2006, compared to the same period in 2005. In addition, the Company used $89.9 million of cash in 2006 to repurchase shares of its common stock, compared to $48.9 million of cash used to repurchase shares of its common stock in the same period in 2005.

Net Cash Used by Investing Activities increased by $136.8 million for the year ended December 31, 2007, compared to the same period in 2006. Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain at the end of the year. Net cash used to acquire short-term investments was $184.0 million in 2007, compared to net cash provided by sales of short-term investments of $63.3 million in 2006. The Company used $46.9 million of cash to fund the acquisition of Merastar in 2007. Cash used to acquire investments in limited liability investment companies and partnerships increased by $32.2 million in 2007. The acquisition of automobile loan receivables, net of automobile loans repaid, used $30.2 million less cash in 2007, compared to 2006. Cash provided by the sales and maturities of fixed maturities, net of purchases, decreased by $25.4 million. Sales of Northrop Common Stock provided $114.5 million more cash in 2007 than in 2006.

Net Cash Used by Investing Activities declined by $333.3 million for the year ended December 31, 2006, compared to the same period in 2005. Net cash provided by sales of short-term investments was $63.3 million in

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

2006, compared to net cash invested in short-term investments of $166.9 million in 2005. Cash provided by the sales and maturities of fixed maturities, net of purchases, increased by $207.9 million. Cash used to purchase other equity securities exceeded cash provided from sales of other equity securities by $85.6 million in 2006, while cash provided from sales of other equity securities exceeded cash used to purchase other equity securities by $35.8 million in 2005. Cash used to acquire investments in limited liability investment companies and partnerships increased by $36.5 million in 2006.

Cash at the end of the year decreased by $53.4 million from December 31, 2006 to December 31, 2007. At the end of 2006, the Company temporarily did not fully invest its available funds due primarily to the implementation of certain premium tax strategies. The Company implemented similar premium tax strategies at the end of 2007, while maintaining a lower level of cash.

Unitrin and its subsidiaries have not formed special purpose entities or similar structured financing vehicles to access capital and/or manage risk or for any other purpose. The Company’s retained earnings includes $54.4 million and $55.6 million representing the undistributed equity in net income and accumulated other comprehensive income of investee at December 31, 2007 and 2006, respectively.

OFF–BALANCE SHEET ARRANGEMENTS

The Company has no material obligations under a guarantee contract meeting the characteristics identified in paragraph 3 of FIN 45, Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others. The Company has no material retained or contingent interests in assets transferred to an unconsolidated entity. The Company has no material obligations, including contingent obligations, under contracts that would be accounted for as derivative instruments. The Company has no obligations, including contingent obligations, arising out of a variable interest in an unconsolidated entity held by, and material to, the Company, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with the Company. Accordingly, the Company has no material off–balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

Estimated cash disbursements pertaining to the Company’s contractual obligations at December 31, 2007, are as follows:

DOLLARS IN MILLIONS	JAN. 1, 2008 TO DEC. 31, 2008	JAN. 1, 2009 TO DEC. 31, 2010	JAN. 1, 2011 TO DEC. 31, 2012	AFTER DEC. 31, 2012	TOTAL
Long Term Debt Obligations	$0.1	$200.2	$0.2	$365.5	$566.0
Certificates of Deposits	422.5	414.9	433.9	3.0	1,274.3
Operating Lease Obligations	26.3	47.1	30.8	49.8	154.0
Purchase Obligations	31.1	7.1	–	–	38.2
Life and Health Insurance Policy Benefits	243.0	391.8	375.2	5,108.7	6,118.7
Property and Casualty Insurance Reserves	637.2	459.1	145.9	80.7	1,322.9
Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP	90.6	130.2	66.9	97.3	385.0

Total Contractual Obligations	$1,450.8	$1,650.4	$1,052.9	$5,705.0	$9,859.1

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Amounts included in Life and Health Insurance Policy Benefits within the contractual obligations table above represent the estimated cash payments to be made to policyholders and beneficiaries. Such cash outflows are based on the Company’s current assumptions for mortality, morbidity and policy lapse, but are undiscounted with respect to interest. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. The Company estimates that future cash inflows would total $4.4 billion using the same assumptions used to estimate the cash outflows.

The Company’s Life Insurance Reserves in the Company’s Consolidated Balance Sheet are generally based on the historical assumptions for mortality and policy lapse and are on a discounted basis. Accordingly, the sum of the amounts presented above for Life and Health Insurance Policy Benefits significantly exceeds the amount of Life and Health Insurance Reserves reported on the Company’s Consolidated Balance Sheet at December 31, 2007.

In addition to the purchase obligations included above, the Company had certain investment commitments totaling $177 million at December 31, 2007. The funding of such investment commitments is dependent upon a number of factors, the timing of which is indeterminate.

The contractual obligations reported above also exclude the Company’s liability of $20.1 million for unrecognized tax benefits. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.

Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP primarily consist of interest obligations related to Long Term Debt Obligations and Certificates of Deposits.

ACCOUNTING CHANGES

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. In 2006, the Company adopted SFAS No. 123(R) using the modified prospective method effective January 1, 2006. Under the modified prospective method, companies record prospectively the compensation cost for new and modified awards, on or after the date of adoption, over the requisite service period of such awards. In addition, companies record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining requisite service period of such awards. The Company previously adopted SFAS No. 123 in 2003. Accordingly, the incremental effect of adoption of SFAS No. 123(R) was insignificant.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP FAS 123(R)-3 provides an alternative transition method for establishing the beginning balance of the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) (the “APIC Pool”). In 2006, the Company elected to adopt the alternative transition method provided in FSP FAS 123(R)-3 for establishing the beginning balance of the APIC Pool. This method consists of a computational component that establishes a beginning balance of the APIC Pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC Pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The impact on the APIC Pool of partially vested awards was insignificant.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties and disclosure. On January 1, 2007, the Company adopted FIN 48. The initial application of FIN 48 to the Company’s tax positions had no effect on the Company’s Shareholders’ Equity. The Company accounts for its investment in its investee, Intermec, under the equity method of accounting on a three-month-delay basis. Accordingly, the Company recognized its pro rata share of the effect of Intermec’s adoption of FIN 48 in the Company’s consolidated financial statements in the second quarter of 2007. Based on Intermec’s disclosure in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, the impact of Intermec’s initial application of FIN 48 resulted in the Company recognizing a reduction in the Company’s Shareholders’ Equity of $0.9 million, which was net of a tax benefit of $0.5 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company estimates that the initial application of SFAS No. 157 will not be material.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and SFAS No. 132(R), Employers’ Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 158 requires the recognition of the funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in the statement of financial position and the recognition of changes in the funded status through comprehensive income in the year in which such changes occur. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of the Company’s defined benefit postretirement plans and provided the required disclosures as of December 31, 2006. The initial recognition of the funded status of the Company’s defined benefit postretirement plans resulted in a decrease in Shareholders’ Equity of $7.3 million, which was net of a tax benefit of $5.5 million. The Company’s investee, Intermec, recognized the financial impact of SFAS No. 158 in its financial statements at December 31, 2006. The Company accounts for its investment in Intermec under the equity method of accounting on a three-month-delay basis. Accordingly, the Company recognized a decrease of $2.3 million, which was net of a tax benefit of $1.3 million, to its Shareholders’ Equity in the first quarter of 2007 for its pro rata share of the impact of Intermec’s adoption of SFAS No. 158.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected not to apply the provisions of SFAS No. 159 to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS No. 159 has no effect on the Company.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, SFAS No. 141(R) will be applied by the Company to business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not have a noncontrolling interest in one or more subsidiaries. Accordingly, the Company does not anticipate that the initial application of SFAS No. 160 will have an impact on the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Information About Market Risk

The Company’s consolidated balance sheet includes five types of financial instruments subject to the material market risk disclosures required by the SEC:

1)	Investments in Fixed Maturities;

2)	Investments in Equity Securities;

3)	Automobile Loan Receivables;

4)	Certificates of Deposits; and

5)	Notes Payable.

Investments in Fixed Maturities, Automobile Loan Receivables, Certificates of Deposits and Notes Payable are subject to material interest rate risk. The Company’s Investments in Equity Securities include common and preferred stocks and, accordingly, are subject to material equity price risk and interest rate risk, respectively.

For purposes of this disclosure, market risk sensitive financial instruments are divided into two categories: financial instruments acquired for trading purposes and financial instruments acquired for purposes other than trading. The Company’s market risk sensitive financial instruments are generally classified as held for purposes other than trading. The Company has no significant holdings of financial instruments acquired for trading purposes. The Company has no significant holdings of derivatives.

The Company measures its sensitivity to market risk by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates and equity prices. The evaluation is made using instantaneous changes in interest rates and equity prices on a static balance sheet to determine the effect such changes would have on the Company’s market value at risk and the resulting pretax effect on Shareholders’ Equity. The changes chosen represent the Company’s view of adverse changes which are reasonably possible over a one-year period. The selection of the changes chosen should not be construed as the Company’s prediction of future market events, but rather an illustration of the impact of such events.

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100–basis points in the yield curve at December 31, 2007 and 2006, respectively, for Investments in Fixed Maturities. Such 100–basis point increase in the yield curve may not necessarily result in a corresponding 100–basis point increase in the interest rate for all investments in fixed maturities. For example, a 100–basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100–basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or prepaid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Automobile Loan Receivables, the Company assumed an adverse and instantaneous increase of 100–basis points in market interest rates from their levels at December 31, 2007 and 2006, respectively. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100–basis points in market interest rates from their levels at December 31, 2007 and 2006, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at December 31, 2007 and 2006, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.88 and 0.58 at December 31, 2007 and 2006, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended December 31, 2007 and 2006, respectively, and weighted on the fair value of such securities at December 31, 2007 and 2006, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the market value of the Company’s financial instruments at December 31, 2007, using these assumptions were:

		PRO FORMA INCREASE (DECREASE)
DOLLARS IN MILLIONS	FAIR VALUE	INTEREST RATE RISK	EQUITY PRICE RISK	TOTAL MARKET RISK
ASSETS
Investments in Fixed Maturities	$3,686.7	$(248.1)	$–	$(248.1)
Investments in Equity Securities	1,303.6	(3.9)	(108.8)	(112.7)
Automobile Loan Receivables	1,230.3	(16.5)	–	(16.5)

LIABILITIES
Certificates of Deposits	$1,269.7	$26.3	$–	$26.3
Notes Payable	550.3	30.9	–	30.9

The estimated adverse effects on the market value of the Company’s financial instruments at December 31, 2006, using these assumptions were:

		PRO FORMA INCREASE (DECREASE)
DOLLARS IN MILLIONS	FAIR VALUE	INTEREST RATE RISK	EQUITY PRICE RISK	TOTAL MARKET RISK
ASSETS
Investments in Fixed Maturities	$3,832.9	$(260.5)	$–	$(260.5)
Investments in Equity Securities	1,305.6	(2.5)	(72.8)	(75.3)
Automobile Loan Receivables	1,231.4	(16.4)	–	(16.4)
LIABILITIES
Certificates of Deposits	$1,154.6	$22.4	$–	$22.4
Notes Payable	501.3	8.3	–	8.3

The market risk sensitivity analysis assumes that the composition of the Company’s interest rate sensitive assets and liabilities, including, but not limited to, credit quality, and equity price sensitive assets existing at the beginning of the period remains constant over the period being measured. It also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the time to maturity. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Also, any future correlation, either in the near term or the long term, between the Company’s common stock equity securities portfolio and the S&P 500 may differ from the historical correlation as represented by the weighted-average historical beta of the common stock equity securities portfolio. Accordingly, the market risk sensitivity analysis may not be indicative of, is not intended to provide, and does not provide, a precise forecast of the effect of changes of market rates on the Company’s income or shareholders’ equity. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates or equity prices.

To the extent that any adverse 100–basis point change occurs in increments over a period of time instead of instantaneously, the adverse impact on fair values would be partially mitigated because some of the underlying financial instruments would have matured. For example, proceeds from any maturing assets could be reinvested and any new liabilities would be incurred at the then current interest rates.

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

The Company manages its interest rate exposures with respect to Investments in Fixed Maturities by investing primarily in investment-grade securities of moderate effective duration. The interest rate risks with respect to the fair value of Automobile Finance Receivables should be partially offset by the impact of interest rate movements on Certificates of Deposits which are issued to fund its receivables.

At December 31, 2007 and 2006, $706.0 million and $736.3 million, respectively, of the Company’s Investments in Equity Securities, which exclude the Company’s Investment in Investee, was concentrated in the preferred and common stock of Northrop. Accordingly, the Company’s Investments in Equity Securities are sensitive to the nature of Northrop’s industry segments. Northrop stated in its 2006 Annual Report on Form 10-K that it is a “premier provider of technologically advanced, innovative products, services and solutions in information and services, aerospace, electronics and shipbuilding. As a system integrator, prime contractor, principal subcontractor, partner, or preferred supplier, Northrop Grumman participates in many high-priority defense and commercial technology programs in the U.S. and abroad. The company conducts most of its business with the U.S. Government, principally the Department of Defense, and it also conducts business with foreign governments as well as other domestic and international customers.”

Item 8.	Financial Statements and Supplementary Data.

Index to

Consolidated Financial Statements of

Unitrin, Inc. and its Subsidiaries

Unitrin, Inc. and Subsidiaries

Consolidated Balance Sheets

	DECEMBER 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2007	2006
ASSETS
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2007 – $3,608.9; 2006 – $3,780.3)	$3,686.7	$3,832.9
Northrop Preferred Stock at Fair Value (Cost: 2007 – $177.5; 2006 – $177.5)	258.5	236.0
Northrop Common Stock at Fair Value (Cost: 2007 – $245.5; 2006 – $ 318.8)	447.5	500.3
Other Equity Securities at Fair Value (Cost: 2007 – $436.5; 2006 – $407.8)	597.6	569.3
Investee (Intermec) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2007 – $257.1; 2006 – $307.2)	90.7	92.7
Short-term Investments at Cost which Approximates Fair Value	658.7	465.2
Other	706.7	594.6

Total Investments	6,446.4	6,291.0

Cash	103.1	157.9
Automobile Loan Receivables at Cost (Fair Value: 2007 – $1,230.3; 2006 – $1,231.4)	1,213.5	1,227.0
Other Receivables	634.8	730.4
Deferred Policy Acquisition Costs	437.4	444.7
Goodwill	314.7	344.7
Other Assets	127.1	125.7
Assets of Discontinued Operations	128.0	–

Total Assets	$9,405.0	$9,321.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance Reserves:
Life and Health	$2,533.0	$2,486.1
Property and Casualty	1,322.9	1,432.6

Total Insurance Reserves	3,855.9	3,918.7

Certificates of Deposits at Cost (Fair Value: 2007 – $1,269.7; 2006 – $1,154.6)	1,274.3	1,162.7
Unearned Premiums	722.2	778.9
Liabilities for Income Taxes	262.5	285.1
Notes Payable at Amortized Cost (Fair Value: 2007 – $550.3; 2006 – $501.3)	560.1	504.5
Accrued Expenses and Other Liabilities	380.9	387.5
Liabilities of Discontinued Operations	51.3	–

Total Liabilities	7,107.2	7,037.4

Shareholders’ Equity:
Common Stock, $0.10 Par Value Per Share, 100 Million Shares Authorized, 64,254,818 and 66,991,352 Shares Issued and Outstanding at December 31, 2007 and 2006	6.4	6.7
Paid-in Capital	781.3	759.1
Retained Earnings	1,185.3	1,231.2
Accumulated Other Comprehensive Income	324.8	287.0

Total Shareholders’ Equity	2,297.8	2,284.0

Total Liabilities and Shareholders’ Equity	$9,405.0	$9,321.4

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Unitrin, Inc. and Subsidiaries

Consolidated Statements of Income

	FOR THE YEARS ENDED DECEMBER 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2007	2006	2005
REVENUES
Earned Premiums	$2,286.9	$2,290.5	$2,287.7
Automobile Finance Revenues	260.2	245.0	217.6
Net Investment Income	306.7	280.8	257.6
Other Income	3.5	14.4	9.5
Net Realized Investment Gains	62.5	26.5	56.9

Total Revenues	2,919.8	2,857.2	2,829.3

EXPENSES
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,572.3	1,508.7	1,548.7
Insurance Expenses	705.8	712.0	736.6
Automobile Finance Expenses	272.5	154.2	130.5
Interest Expense on Certificates of Deposits	58.7	49.8	37.9
Interest and Other Expenses	66.9	62.5	64.0

Total Expenses	2,676.2	2,487.2	2,517.7

Income from Continuing Operations before Income Taxes and Equity in Net Income of Investee	243.6	370.0	311.6
Income Tax Expense	55.8	115.0	80.2

Income from Continuing Operations before Equity in Net Income of Investee	187.8	255.0	231.4
Equity in Net Income of Investee	1.2	9.2	5.3

Income from Continuing Operations	189.0	264.2	236.7

Discontinued Operations:
Income from Discontinued Operations Before Income Taxes	37.1	21.3	21.3
Income Tax Expense	8.3	2.4	2.5

Income from Discontinued Operations	28.8	18.9	18.8

Net Income	$217.8	$283.1	$255.5

Income Per Share from Continuing Operations	$2.88	$3.89	$3.43
Income Per Share from Discontinued Operations	0.44	0.28	0.27

Net Income Per Share	$3.32	$4.17	$3.70

Income Per Share from Continuing Operations Assuming Dilution	$2.87	$3.87	$3.40
Income Per Share from Discontinued Operations Assuming Dilution	0.43	0.28	0.27

Net Income Per Share Assuming Dilution	$3.30	$4.15	$3.67

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Unitrin, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED DECEMBER 31,
DOLLARS IN MILLIONS	2007	2006	2005
OPERATING ACTIVITIES
Net Income	$217.8	$283.1	$255.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Policy Acquisition Costs Deferred	(325.0)	(351.1)	(370.8)
Amortization of Deferred Policy Acquisition Costs	330.3	342.6	355.0
Equity in Net Income of Investee before Taxes	(2.0)	(14.3)	(8.2)
Equity in Earnings of Investment Partnerships and Limited Liability Companies	(25.5)	(18.9)	(10.0)
Distribution of Accumulated Earnings of Investment Partnerships and Limited Liability Companies	27.1	12.9	9.0
Amortization of Investment Securities and Depreciation of Investment Real Estate	6.2	7.2	11.6
Provision for Loan Losses	166.8	62.4	47.4
Depreciation of Property and Equipment	20.9	22.2	20.7
Decrease in Other Receivables	69.1	97.5	3.7
Increase (Decrease) in Insurance Reserves and Unearned Premiums	(110.2)	(54.6)	91.5
Increase (Decrease) in Liabilities for Income Taxes	(53.4)	(6.3)	21.3
Increase (Decrease) in Accrued Expenses and Other Liabilities	(11.7)	(33.2)	11.1
Net Realized Investment Gains	(62.5)	(26.5)	(56.9)
Other, Net	4.2	(16.6)	(4.2)

Net Cash Provided by Operating Activities	252.1	306.4	376.7

INVESTING ACTIVITIES
Sales and Maturities of Fixed Maturities	614.1	559.1	551.0
Purchases of Fixed Maturities	(435.1)	(354.7)	(554.5)
Sales of Northrop Common Stock	132.0	17.5	11.1
Sales of Other Equity Securities	103.5	84.5	93.3
Purchases of Other Equity Securities	(132.5)	(170.1)	(57.5)
Acquisitions and Improvements of Investment Real Estate	(24.2)	(39.2)	(98.9)
Sales of Investment Real Estate	8.7	1.8	41.9
Acquisitions of Investment Partnerships and Limited Liability Companies	(97.9)	(65.7)	(29.2)
Change in Short-term Investments	(184.0)	63.3	(166.9)
Repayments of Automobile Loan Receivables	644.2	627.6	581.6
Acquisitions of Automobile Loan Receivables	(793.3)	(806.9)	(767.1)
Acquisition of Business, Net of Cash Acquired	(46.9)	–	–
Disposition of Business, Net of Cash Disposed	3.9	–	–
Other, Net	(15.4)	(3.3)	(24.2)

Net Cash Used by Investing Activities	(222.9)	(86.1)	(419.4)

FINANCING ACTIVITIES
Certificates of Deposits Issued	361.3	350.9	294.2
Certificates of Deposits Withdrawals	(249.7)	(262.5)	(142.3)
Notes Payable Proceeds	354.8	40.0	40.0
Notes Payable Payments	(300.0)	(40.1)	(40.1)
Cash Dividends Paid	(119.9)	(119.8)	(117.4)
Common Stock Repurchases	(139.5)	(89.9)	(48.9)
Cash Exercise of Stock Options	5.1	6.8	15.7
Excess Tax Benefits from Share-based Awards	1.3	3.4	–
Other, Net	4.0	4.3	3.9

Net Cash Provided (Used) by Financing Activities	(82.6)	(106.9)	5.1

Increase (Decrease) in Cash	(53.4)	113.4	(37.6)
Cash, Beginning of Year	157.9	44.5	82.1

Cash, End of Year, Including Cash Reported in Discontinued Operations	$104.5	$157.9	$44.5
Cash, End of Year, Reported in Discontinued Operations	(1.4)	–	–

Cash, End of Year	$103.1	$157.9	$44.5

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Unitrin, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

	FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNT	NUMBER OF SHARES	COMMON STOCK	PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPRE- HENSIVE INCOME (LOSS)	TOTAL SHAREHOLDERS’ EQUITY
BALANCE, DECEMBER 31, 2004	68.8	$6.9	$621.4	$1,160.8	$249.6	$2,038.7
Net Income	–	–	–	255.5	–	255.5
Other Comprehensive Income (note 13)	–	–	–	–	1.6	1.6

Total Comprehensive Income						257.1

Cash Dividends to Shareholders ($1.70 per share)	–	–	–	(117.4)	–	(117.4)
Repurchases of Common Stock	(1.0)	(0.1)	(10.6)	(38.2)	–	(48.9)
Stock-based Compensation Cost (notes 1, 2 and 11)	–	–	11.9	–	–	11.9
Exercise of Stock Options,
Net of Shares Exchanged (note 11)	0.7	0.1	88.9	(72.5)	–	16.5
Other	–	–	(0.2)	–	–	(0.2)

BALANCE, DECEMBER 31, 2005	68.5	$6.9	$711.4	$1,188.2	$251.2	$2,157.7
Net Income	–	–	–	283.1	–	283.1
Other Comprehensive Income (note 13)	–	–	–	–	43.1	43.1

Total Comprehensive Income						326.2

Cash Dividends to Shareholders ($1.76 per share)	–	–	–	(119.8)	–	(119.8)
Repurchases of Common Stock	(2.0)	(0.2)	(21.6)	(68.1)	–	(89.9)
Stock-based Compensation Cost (notes 2 and 11)	–	–	11.9	–	–	11.9
Share-based Awards,
Net of Shares Exchanged (note 11)	0.5	–	57.6	(52.2)	–	5.4
Adjustment to Initially Apply SFAS No. 158, Net of Tax (note 2)	–	–	–	–	(7.3)	(7.3)
Other	–	–	(0.2)	–	–	(0.2)

BALANCE, DECEMBER 31, 2006	67.0	$6.7	$759.1	$1,231.2	$287.0	$2,284.0
Net Income	–	–	–	217.8	–	217.8
Other Comprehensive Income (note 13)	–	–	–	–	40.1	40.1

Total Comprehensive Income						257.9

Cash Dividends to Shareholders ($1.82 per share)	–	–	–	(119.9)	–	(119.9)
Repurchases of Common Stock	(3.0)	(0.3)	(35.6)	(103.6)	–	(139.5)
Stock-based Compensation Cost (notes 2 and 11)	–	–	15.7	–	–	15.7
Share-based Awards,
Net of Shares Exchanged (note 11)	0.3	–	42.5	(39.3)	–	3.2
Equity in Investee’s Adjustment to Initially Apply SFAS No. 158, Net of Tax (note 2)	–	–	–	–	(2.3)	(2.3)
Equity in Cumulative Effect of Investee’s Adoption of FIN 48	–	–	–	(0.9)	–	(0.9)
Other	–	–	(0.4)	–	–	(0.4)

BALANCE, DECEMBER 31, 2007	64.3	$6.4	$781.3	$1,185.3	$324.8	$2,297.8

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ESTIMATES

The Consolidated Financial Statements included herein have been prepared on the basis of GAAP and include the accounts of Unitrin, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

On December 7, 2007, the Company signed a definitive agreement to sell its Unitrin Business Insurance operations to AmTrust in a cash transaction. AmTrust will acquire the renewal rights to the Unitrin Business Insurance book of business and certain legal entities and selected other assets and workforce that the Company currently employs to write its Unitrin Business Insurance business. The transaction is subject to approvals by insurance regulators and certain federal agencies and other customary closing conditions and is expected to close in the first quarter of 2008. Under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the 2007 results of the Unitrin Business Insurance operations are classified as discontinued operations. In accordance with SFAS No. 144, amounts reported in the Consolidated Statements of Income and related disclosures for prior periods have been reclassified to conform with the current presentation (see Note 4, “Discontinued Operations,” to the Consolidated Financial Statements).

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates and assumptions.

The fair values of Investments in Fixed Maturities, Investments in Equity Securities and Senior Notes Payable are estimated using quoted market prices where available. For securities not actively traded, fair values were estimated using values obtained from independent pricing services or broker dealers. The fair values of the Company’s Investment in Investee and Investments in Northrop Preferred Stock and Northrop Common Stock are based on quoted market prices. The fair value of Automobile Loan Receivables is estimated by discounting the estimated future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings and the same remaining maturities. The fair values of Certificates of Deposits have been estimated by discounting the future cash flows using the rates currently offered for deposits with similar remaining maturities. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value for Cash, Short-term Investments and certain other assets and other liabilities because of their short-term nature.

The actual value at which such financial instruments could actually be sold or settled with a willing buyer or seller may differ from such estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.

The Reserve for Loan Losses is estimated using the Company’s estimate of ultimate charge-offs and recoveries of loans based on past experience adjusted for current economic conditions. Such charge-offs and recoveries emerge over several years. Accordingly, the Company’s actual ultimate net charge-off could materially differ from the Company’s estimate due to a variety of factors including, but not limited to, trends and future conditions in the macroeconomic, socioeconomic and regulatory environment, the timing of charge-offs and recoveries, the value of collateral and changes in the overall credit quality of the loan portfolio.

The process of estimating and establishing reserves for losses and LAE for property and casualty insurance is inherently uncertain and the actual ultimate net cost of a claim may vary materially from the estimated amount reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, mold, construction defect and other emerging and/or long-tailed exposures, which may not be discovered or reported until years after the insurance policy period has ended. Management considers a variety of factors,

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

including, but not limited to, past claims experience, current claim trends and relevant legal, economic and social conditions, in estimating reserves. A change in any one or more factors is likely to result in the ultimate net claim cost to differ from the estimated reserve. Such changes in estimates may be material.

The process of determining whether or not an asset is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. As a result, the Company’s assessment of the impairment of long-lived assets or the recoverability of assets such as Goodwill and Deferred Policy Acquisition Costs is susceptible to the risk inherent in making such projections.

NOTE 2. SUMMARY OF ACCOUNTING POLICIES

Investments

Investments in Fixed Maturities include bonds, notes and redemptive preferred stocks at fair value and are classified as available for sale. Investments in Equity Securities include common and non-redemptive preferred stocks and other equity interests at fair value and are classified as available for sale. Other equity interests consist of limited partnership interests in partnerships which the Company’s interest is deemed minor under applicable accounting standards. Unrealized appreciation or depreciation, net of applicable deferred income taxes, on fixed maturities and equity securities is reported in Accumulated Other Comprehensive Income included in Shareholders’ Equity. Short-term Investments include fixed maturities which mature within one year from the date of purchase, money market mutual funds, Federal funds sold and repurchase agreements at cost, which approximates fair value. Other Investments primarily include loans to policyholders, real estate, investments in certain limited liability investment companies and partnerships and mortgage loans. Loans to policyholders and mortgage loans are carried at unpaid principal balance. Real estate is carried at cost, net of accumulated depreciation. Investments in limited liability investment companies and limited partnerships in which the Company’s interest is not deemed minor under applicable accounting standards are accounted for under the equity method of accounting. Gains and losses on sales of investments are computed on the specific identification method and are reported in the Consolidated Statements of Income in the period in which the sales occur. The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Losses arising from other than temporary declines in fair value are computed on the specific identification method and reported in the Consolidated Statements of Income in the period that the decline is determined to be other than temporary.

Investment in Investee is accounted for under the equity method of accounting in the accompanying financial statements. The Company’s voting percentage and share of earnings or losses of an investee is determined using the most recent and sufficiently timely publicly available audited financial statements and subsequent unaudited interim reports, which results in accounting on a three-month-delay basis. The Company recognizes into income its equity share of changes in an investee’s reported net assets resulting from an investee’s issuance of stock that is not part of a broader corporate reorganization.

Automobile Loan Receivables

Automobile Loan Receivables consists primarily of sub-prime loans to residents of California and other western and midwestern states. Automobile Loan Receivables is stated net of unearned discount, deferred loan fees and costs and reserve for loan losses. Unearned discount arises when the loan amount includes unearned precomputed interest. The Reserve for Loan Losses is maintained at a level which considers such factors as actual and expected loan loss experience and economic conditions to provide for estimated loan losses. Additions to the Reserve for Loan Losses are charged to expense. Actual loan losses or recoveries are charged or added, respectively as the case may be, to the Reserve for Loan Losses when incurred or received.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Deferred Policy Acquisition Costs

Costs directly associated with the acquisition of business, principally commissions and certain premium taxes and policy issuance costs, are deferred. Costs deferred on property and casualty insurance products and health insurance products are amortized over the term of the related policies. Costs deferred on traditional life insurance products are primarily amortized over the anticipated premium-paying period of the related policies in proportion to the ratio of the annual premiums to the total premiums anticipated, which is estimated using the same assumptions used in calculating policy reserves.

The Company accounts for the present value of the future profits embedded in life insurance in force acquired (“VIF”) based on actuarial estimates of the present value of estimated net cash flows. VIF is classified as Deferred Policy Acquisition Costs in the Consolidated Balance Sheets. VIF is amortized using the effective interest method using interest rates consistent with the rates in the underlying insurance contracts. The Company estimates that it will record VIF amortization, net of interest, of $3.0 million, $2.7 million, $2.4 million, $2.2 million and $2.0 million in each of the next five years.

Goodwill

The Company accounts for Goodwill pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, Goodwill is not amortized, but rather is tested annually for recoverability or when certain triggering events require testing. The Company tests Goodwill in the first quarter of its fiscal year. During the first quarters of 2007, 2006 and 2005, the Company tested Goodwill for recoverability and determined that Goodwill was fully recoverable.

Insurance Reserves

Reserves for losses and LAE on property and casualty coverage represent the estimated claim cost and loss adjustment expense necessary to cover the ultimate net cost of investigating and settling all losses incurred and unpaid. Such estimates are based on individual case estimates for reported claims and estimates for incurred but not reported losses. These estimates are adjusted in the aggregate for ultimate loss expectations based on historical experience patterns and current economic trends, with any change in the probable ultimate liabilities being reported in the Consolidated Statements of Income in the period of change. Such changes in estimates may be material.

For traditional life insurance products, the reserves for future policy benefits are estimated on the net level premium method based on rates for expected mortality, lapse rates and interest rates, including provisions for adverse mortality. These assumptions vary by such characteristics as plan, age at issue and policy duration. Mortality assumptions are based on the Company’s historical experience and industry standards. Interest rate assumptions principally range from 3% to 7%. Lapse rate assumptions are based on actual and industry experience. Benefit reserves for universal life-type products represent policy account balances before applicable surrender charges.

Other Receivables, Other Assets and Accrued Expenses and Other Liabilities

Other Receivables primarily include amounts due from policyholders, reinsurance recoverables and accrued investment income. Other Assets primarily include property and equipment, prepaid expenses, prepaid and accrued taxes and insurance licenses acquired. Other Liabilities primarily include outstanding checks, accrued salaries and commissions, pension benefits, postretirement medical benefits and accrued taxes, licenses and fees.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Recognition of Earned Premiums and Related Expenses

Property and casualty insurance and health insurance premiums are recognized and earned ratably over the periods to which the premiums relate.

Traditional life insurance premiums are recognized as revenue when due. Policyholders’ benefits are associated with related premiums to result in recognition of profits over the periods that the benefits are provided.

Premium revenues for universal life-type products consist of charges for the cost of insurance, policy administration and policy surrenders that have been assessed against policy account balances during the period.

Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses include provisions for future policy benefits under life and certain accident and health insurance contracts and provisions for reported claims, estimates for claims incurred but not reported and loss adjustment expenses. Benefit payments in excess of policy account balances are expensed.

Reinsurance

In the normal course of business, Unitrin’s insurance subsidiaries reinsure certain risks above certain retention levels with other insurance enterprises. Amounts recoverable from reinsurers for benefits and losses for which Unitrin’s insurance subsidiaries have not been relieved of their legal obligations to the policyholder are included in Other Receivables.

Gains related to long-duration reinsurance contracts are deferred and amortized over the life of the underlying reinsured policies. Losses related to long-duration reinsurance contracts are recognized immediately. Any gain or loss associated with reinsurance agreements for which Unitrin’s insurance subsidiaries have been legally relieved of their obligations to the policyholder is recognized in the period of relief.

Automobile Finance Revenues and Expenses

Automobile Finance Revenues primarily include interest on Automobile Loan Receivables and miscellaneous revenues related to the loans. Interest income, including amortization of unearned discount and deferred loan fees, on Automobile Loan Receivables is recorded as interest is earned, using the effective yield method over the contractual life of the loans.

Automobile Finance Expenses includes Provisions for Loan Losses and General and Administrative Expenses.

Interest Expense on Certificates of Deposits is recorded using the effective yield method.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the change is enacted.

The Company accounts for uncertain tax positions in accordance with FIN 48. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Stock-based Compensation

At December 31, 2007, the Company had five stock-based compensation plans, which are more fully described in Note 11, “Long Term Equity Compensation Plans,” to the Consolidated Financial Statements. Awards granted, modified or settled prior to January 1, 2003 are accounted for in the Company’s Consolidated Financial Statements for the year ended December 31, 2005 under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Awards granted, modified or settled after January 1, 2003 are accounted for in the Company’s Consolidated Financial Statements for the year ended December 31, 2005 under the fair value recognition provisions of SFAS No. 123. Had all awards granted, modified or settled prior to January 1, 2003 been accounted for in the Company’s Consolidated Financial Statements for the year ended December 31, 2005 under the fair value recognition and measurement provisions of SFAS No. 123, net income for the year ended December 31, 2005 on a pro forma basis would have been $255.3 million, a pro forma decrease of $0.2 million from Net Income as reported. All awards are accounted for in the Company’s Consolidated Financial Statements for the years ended December 31, 2007 and 2006 under the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment.

Accounting Changes

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. In 2006, the Company adopted SFAS No. 123(R) using the modified prospective method effective January 1, 2006. Under the modified prospective method, companies record prospectively the compensation cost for new and modified awards, on or after the date of adoption, over the requisite service period of such awards. In addition, companies record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining requisite service period of such awards. The Company previously adopted SFAS No. 123 in 2003. Accordingly, the incremental effect of adoption of SFAS No. 123(R) was insignificant.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP FAS 123(R)-3 provides an alternative transition method for establishing the beginning balance of the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) (the “APIC Pool”). In 2006, the Company elected to adopt the alternative transition method provided in FSP FAS 123(R)-3 for establishing the beginning balance of the APIC Pool. This method consists of a computational component that establishes a beginning balance of the APIC Pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC Pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The impact on the APIC Pool of partially vested awards was insignificant.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. On January 1, 2007, the Company adopted FIN 48. The initial application of FIN 48 to the Company’s tax positions had no effect on the Company’s Shareholders’ Equity. The Company accounts for its investment in its investee, Intermec, under the equity method of accounting on a three-month-delay basis. Accordingly, the Company recognized its pro rata share of the effect of Intermec’s adoption of FIN 48 in the

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Company’s consolidated financial statements in the second quarter of 2007. Based on Intermec’s disclosure in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, the impact of Intermec’s initial application of FIN 48 resulted in the Company recognizing a reduction in the Company’s Shareholders’ Equity of $0.9 million, which was net of a tax benefit of $0.5 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company estimates that the initial application of SFAS No. 157 will not be material.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R), Employers’ Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 158 requires the recognition of the funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in the statement of financial position and the recognition of changes in the funded status through comprehensive income in the year in which such changes occur. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of the Company’s defined benefit postretirement plans and provided the required disclosures as of December 31, 2006. The initial recognition of the funded status of the Company’s defined benefit postretirement plans resulted in a decrease in Shareholders’ Equity of $7.3 million, which was net of a tax benefit of $5.5 million. The Company’s investee, Intermec, recognized the financial impact of SFAS No. 158 in its financial statements at December 31, 2006. The Company accounts for its investment in Intermec under the equity method of accounting on a three-month-delay basis. Accordingly, the Company recognized a decrease of $2.3 million, which was net of a tax benefit of $1.3 million, to its Shareholders’ Equity in the first quarter of 2007 for its pro rata share of the impact of Intermec’s adoption of SFAS No. 158.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected not to apply the provisions of SFAS No. 159 to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS No. 159 has no effect on the Company.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, SFAS No. 141(R) will be applied by the Company to business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified,

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not have a noncontrolling interest in one or more subsidiaries. Accordingly, the Company does not anticipate that the initial application of SFAS No. 160 will have an impact on the Company.

NOTE 3. ACQUISITION OF BUSINESS

On June 29, 2007, Trinity, a subsidiary of Unitrin, acquired Merastar in a cash transaction for a total purchase price of $47.9 million, including transaction costs of $0.7 million. Beginning with the Company’s third quarter of 2007, the results of the acquisition have been included in the Company’s consolidated financial statements from the date of acquisition and are reported in the Company’s Unitrin Direct segment. Merastar provides automobile and homeowners insurance and is licensed in 48 states.

The Company finalized the allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed in the fourth quarter of 2007. The fair value of the net assets acquired exceeded the purchase price. Accordingly, in accordance with SFAS No. 141, Business Combinations, such excess has been allocated to reduce the fair value of non-financial assets acquired. Based on the Company’s allocation of the purchase price, assets acquired and liabilities assumed at the date of acquisition were:

DOLLARS IN MILLIONS
Investments	$58.7
Cash	1.0
Other Receivables	11.5
Value of Insurance In Force	13.0
Value of Licenses Acquired	5.8
Other Assets	0.6
Insurance Reserves	(25.0)
Unearned Premiums	(12.5)
Liabilities for Income Taxes	(0.1)
Accrued Expenses and Other Liabilities	(5.1)

Total Purchase Price	$47.9

NOTE 4. DISCONTINUED OPERATIONS

The Company accounts for its Unitrin Business Insurance operations as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, (see Note 1, “Basis of Presentation and Significant Estimates,” to the Consolidated Financial Statements). In accordance with SFAS

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

No. 144, the Company has reclassified amounts reported in the Consolidated Statements of Income and related disclosures for prior periods to conform to the current presentation. Results for discontinued operations for the years ended December 31, 2007, 2006 and 2005, are presented below:

DOLLARS IN MILLIONS	2007	2006	2005
Earned Premiums	$171.5	$188.2	$190.6
Net Investment Income	25.3	28.2	28.2
Other Income	–	1.9	–

Total Revenues	196.8	218.3	218.8

Incurred Losses and Loss Adjustment Expenses	71.6	108.8	116.6
Insurance Expenses	88.1	88.2	80.9

Income from Discontinued Operations before Income Taxes	37.1	21.3	21.3
Income Tax Expense	8.3	2.4	2.5

Income from Discontinued Operations	$28.8	$18.9	$18.8

It is the Company’s management reporting practice to allocate indirect overhead expenses to all of its insurance operations. In accordance with SFAS No. 144, however, the Company is not permitted to allocate indirect overhead expenses to discontinued operations. Accordingly, the Company’s results for discontinued operations presented above and in the Consolidated Statements of Income exclude indirect overhead expenses of $4.9 million, $5.8 million and $5.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The effective income tax rate for discontinued operations differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $13.6 million, $14.7 million and $14.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The components of Assets of Discontinued Operations and Liabilities of Discontinued Operations at December 31, 2007 were:

DOLLARS IN MILLIONS
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost—$29.7)	$31.1
Short-term Investments at Cost which Approximates Fair Value	5.3

Total Investments	36.4

Cash	1.4
Other Receivables	39.5
Deferred Policy Acquisition Costs	15.0
Goodwill	30.0
Other Assets	5.7

Total Assets of Discontinued Operations	128.0

Liabilities:
Unearned Premiums	50.8
Accrued Expenses and Other Liabilities	0.5

Total Liabilities of Discontinued Operations	51.3

Net Assets of Discontinued Operations	$76.7

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

The Company will retain Property and Casualty Insurance Reserves for unpaid insured losses and LAE that have occurred and will occur prior to closing date of the sale. In accordance with SFAS No. 144, the Company is not permitted to report these liabilities as Liabilities of Discontinued Operations. Accordingly, Property and Casualty Insurance Reserves as reported in the Company’s Consolidated Balance Sheet at December 31, 2007 include $342.2 million for unpaid insured losses and LAE incurred by Unitrin Business Insurance. However, pursuant to the provisions of SFAS No. 144, if there are any changes in the Company’s estimate of such retained liabilities after the sale, the impact of these changes will be reported as a separate component of the results of discontinued operations.

NOTE 5. INVESTMENTS

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2007, were:

		GROSS UNREALIZED
DOLLARS IN MILLIONS	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE
U.S. Government and Government Agencies and Authorities	$1,099.8	$16.5	$(7.6)	$1,108.7
States, Municipalities and Political Subdivisions	1,321.9	43.8	(1.6)	1,364.1
Corporate Securities:
Bonds and Notes	1,107.9	36.7	(11.4)	1,133.2
Redemptive Preferred Stocks	79.3	1.5	(0.1)	80.7

Investments in Fixed Maturities	$3,608.9	$98.5	$ (20.7)	$3,686.7

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2006, were:

		GROSS UNREALIZED
DOLLARS IN MILLIONS	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE
U.S. Government and Government Agencies and Authorities	$1,226.7	$9.1	$(36.3)	$1,199.5
States, Municipalities and Political Subdivisions	1,358.5	50.3	(0.8)	1,408.0
Corporate Securities:
Bonds and Notes	1,187.8	42.5	(12.3)	1,218.0
Redemptive Preferred Stocks	7.3	0.1	–	7.4

Investments in Fixed Maturities	$3,780.3	$102.0	$ (49.4)	$3,832.9

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2007, by contractual maturity, were:

DOLLARS IN MILLIONS	AMORTIZED COST	FAIR VALUE
Due in One Year or Less	$122.4	$123.2
Due after One Year to Five Years	199.8	207.1
Due after Five Years to Fifteen Years	1,425.6	1,465.7
Due after Fifteen Years	1,588.1	1,618.4
Asset-backed Securities Not Due at a Single Maturity Date	273.0	272.3

Investments in Fixed Maturities	$3,608.9	$3,686.7

The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date were concentrated in securities issued by U.S. government agencies and authorities at December 31, 2007.

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Northrop Preferred Stock, Northrop Common Stock and Other Equity Securities at December 31, 2007, were:

		GROSS UNREALIZED
DOLLARS IN MILLIONS	COST	GAINS	LOSSES	FAIR VALUE
Northrop Preferred Stock	$177.5	$81.0	$–	$258.5

Northrop Common Stock	$245.5	$202.0	$–	$447.5

Other Equity Securities:
Preferred Stocks	$82.2	$8.0	$(2.8)	$87.4
Common Stocks	324.9	156.5	(4.3)	477.1
Other Equity Interests	29.4	3.8	(0.1)	33.1

Total Other Equity Securities	$436.5	$168.3	$(7.2)	$597.6

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Northrop Preferred Stock, Northrop Common Stock and Other Equity Securities at December 31, 2006, were:

		GROSS UNREALIZED
DOLLARS IN MILLIONS	COST	GAINS	LOSSES	FAIR VALUE
Northrop Preferred Stock	$177.5	$58.5	$–	$236.0

Northrop Common Stock	$318.8	$181.5	$–	$500.3

Other Equity Securities:
Preferred Stocks	$56.3	$12.5	$(0.1)	$68.7
Common Stocks	328.8	149.3	(1.9)	$476.2
Other Equity Interests	22.7	1.7	–	24.4

Total Other Equity Securities	$407.8	$163.5	$(2.0)	$569.3

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Other Equity Securities at December 31, 2007, is presented below:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
DOLLARS IN MILLIONS	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$24.2	$(0.1)	$536.0	$(7.5)	$560.2	$(7.6)
States, Municipalities and Political Subdivisions	112.7	(1.2)	22.2	(0.4)	134.9	(1.6)
Corporate Securities:
Bonds and Notes	211.8	(3.1)	161.9	(8.3)	373.7	(11.4)
Redemptive Preferred Stocks	3.8	(0.1)	–	–	3.8	(0.1)

Total Fixed Maturities	352.5	(4.5)	720.1	(16.2)	1,072.6	(20.7)

Other Equity Securities:
Preferred Stocks	15.0	(2.8)	2.9	–	17.9	(2.8)
Common Stocks	38.8	(4.2)	0.6	(0.1)	39.4	(4.3)
Other Equity Interests	5.2	(0.1)	–	–	5.2	(0.1)

Total Other Equity Securities	59.0	(7.1)	3.5	(0.1)	62.5	(7.2)

Total	$411.5	$ (11.6)	$723.6	$ (16.3)	$1,135.1	$ (27.9)

An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Other Equity Securities at December 31, 2006, is presented below:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
DOLLARS IN MILLIONS	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$113.0	$(0.6)	$965.1	$(35.7)	$1,078.1	$(36.3)
States, Municipalities and Political Subdivisions	50.5	(0.5)	8.8	(0.3)	59.3	(0.8)
Corporate Securities:
Bonds and Notes	198.9	(3.3)	171.2	(9.0)	370.1	(12.3)
Redemptive Preferred Stocks	1.0	–	1.3	–	2.3	–

Total Fixed Maturities	363.4	(4.4)	1,146.4	(45.0)	1,509.8	(49.4)

Other Equity Securities:
Preferred Stocks	4.6	(0.1)	2.9	–	7.5	(0.1)
Common Stocks	21.6	(1.7)	2.6	(0.2)	24.2	(1.9)

Total Other Equity Securities	26.2	(1.8)	5.5	(0.2)	31.7	(2.0)

Total	$389.6	$ (6.2)	$1,151.9	$ (45.2)	$1,541.5	$ (51.4)

Unrealized losses on fixed maturities were $20.7 million at December 31, 2007, of which $16.2 million related to fixed maturities that have continued in an unrealized loss position for more than 12 months. These fixed maturities are concentrated in U.S. Government and Government Agencies and Authorities and investment-grade corporate bonds and notes, which the Company fully expects to recover.

Unrealized losses on fixed maturities were $49.4 million at December 31, 2006, of which $45.0 million related to fixed maturities that have continued in an unrealized loss position for more than 12 months. These fixed

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

maturities are concentrated in U.S. Government and Government Agencies and Authorities and investment-grade corporate bonds and notes, which the Company fully expects to recover.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Based on evaluations at December 31, 2007 and 2006, of the prospects of the issuers, including, but not limited to, the length of time and magnitude of the unrealized loss, and the credit ratings of the issuers of the investments in the above fixed maturities, and the Company’s intentions to sell or ability to hold the investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities at the respective evaluation dates are temporary.

For substantially all equity securities with an unrealized loss that has continued for more than 12 months, such unrealized loss was less than 10% of the Company’s carrying value of each equity security, which the Company expects to recover. The Company considers various factors when considering if a decline in the fair value of an equity security is other than temporary including, but not limited to:

a)	The length of time and magnitude of the unrealized loss;

b)	The volatility of the investment;

c)	Analyst recommendations and price targets;

d)	Opinions of the Company’s external investment managers;

e)	Market liquidity; and

f)	The Company’s intentions to sell or ability to hold the investments.

Based on evaluations of these factors at December 31, 2007 and 2006, the Company concluded that the declines in the fair values of the Company’s investments in equity securities at the respective evaluation dates are temporary.

The carrying value, fair value and approximate voting percentage for the Company’s investment in the common stock of Intermec, which is accounted for under the equity method of accounting and reported as Investment in Investee in the Company’s Consolidated Balance Sheets, at December 31, 2007 and 2006, were:

DOLLARS IN MILLIONS	2007	2006
Carrying Value	$90.7	$92.7
Fair Value	$257.1	$307.2
Approximate Voting Percentage	20.7%	20.4%

Equity in Net Income of Investee was $1.2 million, $9.2 million and $5.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Intermec recognized the financial impact of SFAS No. 158 in its financial statements at December 31, 2006. Intermec initially applied the provisions of FIN 48 on January 1, 2007. The Company accounts for its investment in Intermec under the equity method of accounting on a three-month-delay basis. Accordingly, the Company recognized a decrease of $2.3 million, which was net of a tax benefit of $1.3 million, to its Shareholders’ Equity in the first quarter of 2007 for its pro rata share of the impact of Intermec’s adoption of SFAS No. 158 and recognized a decrease of $0.9 million, which was net of a tax benefit of $0.5 million, to the Company’s Shareholders’ Equity in the second quarter of 2007 for its pro rata share of the impact of Intermec’s adoption of FIN 48.

Prior to the periods presented in the Consolidated Financial Statements, the Company determined that a decline in the fair value of its investment in Intermec was other than temporary under applicable accounting standards.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Accordingly, the Company reduced the carrying value of its investment in Intermec to its then current estimated realizable value and allocated the reduction to the Company’s proportionate share of Intermec’s non-current assets. Accordingly, the Company’s reported equity in the net income of Intermec differs from the Company’s proportionate share of Intermec’s reported results to the extent that such results include depreciation, amortization or other charges related to such non-current assets. During the first quarter of 2005, the Company estimated that Intermec had subsequently fully recognized in its financial statements the amortization, depreciation or write-downs of such non-current assets. Accordingly, for periods beginning after the first quarter of 2005, Equity in Net Income of Investee equals the Company’s proportionate share of Intermec’s results. The fair value of the Company’s investment in Intermec subsequently recovered such that the fair value exceeded the carrying value of the Company’s investment in Intermec by $166.4 million and $214.5 million at December 31, 2007 and 2006, respectively. In accordance with applicable accounting standards, such excess is not recorded in the Consolidated Financial Statements.

The carrying values of the Company’s Other Investments at December 31, 2007 and 2006, were:

DOLLARS IN MILLIONS	2007	2006
Loans to Policyholders	$191.4	$188.3
Real Estate	243.0	230.5
Limited Partnerships and Limited Liability Companies	265.2	169.3
Other	7.1	6.5

Total	$706.7	$594.6

NOTE 6. AUTOMOBILE LOAN RECEIVABLES AND CERTIFICATES OF DEPOSITS

Automobile Loan Receivables consists primarily of sub-prime loans, which are secured by automobiles, to residents of California and other western and midwestern states. Automobile Loan Receivables is stated net of unearned discount, loan fees and reserve for loan losses.

The components of Automobile Loan Receivables at December 31, 2007 and 2006, were:

DOLLARS IN MILLIONS	2007	2006
Sales Contracts and Loans Receivables	$1,390.8	$1,331.3
Unearned Discounts and Deferred Fees	(28.9)	(35.5)

Net Automobile Loan Receivables Due	1,361.9	1,295.8
Reserve for Loan Losses	(148.4)	(68.8)

Automobile Loan Receivables	$1,213.5	$1,227.0

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

An aging of Net Automobile Loan Receivables Due at December 31, 2007 and 2006, is presented below:

DOLLARS IN MILLIONS	AMOUNT	AS A PERCENTAGE OF NET AUTOMOBILE LOAN RECEIVABLES DUE	AMOUNT	AS A PERCENTAGE OF NET AUTOMOBILE LOAN RECEIVABLES DUE
	DEC. 31, 2007		DEC. 31, 2006
Current	$833.1	61.2%	$782.7	60.4%
Past Due:
Less than 30 Days	356.7	26.2	346.1	26.7
30 Days to 59 Days	111.1	8.1	111.6	8.6
60 Days to 89 Days	45.8	3.4	38.5	3.0
90 Days and Greater	15.2	1.1	16.9	1.3

Net Automobile Loan Receivables Due	1,361.9	100.0%	1,295.8	100.0%

Reserve for Loan Losses	(148.4)		(68.8)

Automobile Loan Receivables	$1,213.5		$1,227.0

Activity in the Reserve for Loan Losses for the years ended December 31, 2007, 2006 and 2005, was:

DOLLARS IN MILLIONS	2007	2006	2005
Reserve for Loan Losses—At Beginning of Year	$68.8	$62.6	$56.6
Provision for Loan Losses	166.8	62.4	47.4
Net Charge-off:
Automobile Loan Receivables Charged-off	(139.4)	(105.6)	(82.5)
Automobile Loan Receivables Recovered	52.2	49.4	41.1

Net Charge-off	(87.2)	(56.2)	(41.4)

Reserve for Loan Losses—At End of Year	$148.4	$68.8	$62.6

The weighted-average interest rates on Certificates of Deposits were 4.91% and 4.72% at December 31, 2007 and 2006, respectively. The range of interest rates on Certificates of Deposits was 2.35% to 5.85% at December 31, 2007 and 2.10% to 5.85% at December 31, 2006. Certificates of Deposits are generally fixed in maturity. The contractual maturities of Certificates of Deposits at December 31, 2007 and 2006, were:

DOLLARS IN MILLIONS	2007	2006
Due in One Year or Less	$422.5	$479.5
Due after One Year to Three Years	414.9	341.3
Due after Three Years to Five Years	433.9	326.5
Due after Five Years	3.0	15.4

Total Certificates of Deposits	$1,274.3	$1,162.7

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 7. PROPERTY AND CASUALTY INSURANCE RESERVES

Property and Casualty Insurance Reserve activity for the years ended December 31, 2007, 2006 and 2005, was:

DOLLARS IN MILLIONS	2007	2006	2005
Beginning Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$1,432.6	$1,531.5	$1,510.7
Less Reinsurance Recoverables at Beginning of Year	137.9	208.9	228.9

Property and Casualty Insurance Reserves,
Net of Reinsurance at Beginning of Year	1,294.7	1,322.6	1,281.8
Acquired, Net of Reinsurance	24.7	–	–
Incurred Losses and LAE related to:
Current Year:
Continuing Operations	1,290.6	1,221.3	1,267.2
Discontinued Operations	117.3	134.6	131.1

Total Incurred Losses and LAE related to Current Year	1,407.9	1,355.9	1,398.3

Prior Years:
Continuing Operations	(55.4)	(65.8)	(77.6)
Discontinued Operations	(45.7)	(25.8)	(14.5)

Total Incurred Losses and LAE related to Prior Years	(101.1)	(91.6)	(92.1)

Total Incurred Losses and LAE	1,306.8	1,264.3	1,306.2

Paid Losses and LAE related to:
Current Year:
Continuing Operations	831.3	730.3	734.3
Discontinued Operations	42.2	53.7	44.5

Total Paid Losses and LAE related to Current Year	873.5	784.0	778.8

Prior Years:
Continuing Operations	433.6	431.2	387.2
Discontinued Operations	81.0	77.0	99.4

Total Paid Losses and LAE related to Prior Years	514.6	508.2	486.6

Total Paid Losses and LAE	1,388.1	1,292.2	1,265.4

Property and Casualty Insurance Reserves,
Net of Reinsurance at End of Year	$1,238.1	$1,294.7	$1,322.6
Plus Reinsurance Recoverables at End of Year	84.8	137.9	208.9

Property and Casualty Insurance Reserves,
Gross of Reinsurance at End of Year	$1,322.9	$1,432.6	$1,531.5

Property and Casualty Insurance Reserves are estimated based on historical experience patterns and current economic trends. Actual loss experience and loss trends are likely to differ from these historical experience patterns and economic conditions. Loss experience and loss trends emerge over several years from the dates of loss inception. The Company monitors such emerging loss trends. Upon concluding, based on the data available, that an emerging loss trend will continue, the Company adjusts its property and casualty insurance reserves to recognize such trend. Changes in such estimates are included in the Consolidated Statements of Income in the period of change.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

In 2007, the Company reduced its property and casualty insurance reserves by $101.1 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE and commercial lines insurance losses and LAE developed favorably by $44.4 million and $56.7 million, respectively, in 2007. The reserve reductions were primarily due to the emergence of more favorable loss trends than expected for the 2006, 2005 and 2004 accident years, partially due to the improvements in the Company’s claims handling procedures. In 2006, the Company reduced its property and casualty insurance reserves by $91.6 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE and commercial lines insurance losses and LAE developed favorably by $63.6 million and $28.0 million, respectively, in 2006. The reserve reductions were primarily due to the emergence of more favorable loss trends than expected for the 2005 and 2004 accident years, partially due to the improvements in the Company’s claims handling procedures. In 2005, the Company reduced its property and casualty insurance reserves by $92.1 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE and commercial lines insurance losses and LAE developed favorably by $73.1 million and $19.0 million, respectively, in 2005. The reserve reductions were primarily due to the emergence of more favorable loss trends than expected for the 2004 and 2003 accident years, partially due to improvements in the Company’s claims handling procedures.

The Company cannot predict whether or not losses and LAE will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. However, the Company believes that such development will not have a material effect on the Company’s consolidated financial position, but could have a material effect on the Company’s consolidated financial results for a given period.

Reinsurance recoverables on property and casualty insurance reserves were $84.8 million and $137.9 million at December 31, 2007 and 2006, respectively. These reinsurance recoverables are concentrated with several reinsurers, the vast majority of which are highly rated by one or more of the principal investor and/or insurance company rating agencies. While most of the reinsurance recoverables were unsecured at December 31, 2007 and 2006, the agreements with the reinsurers generally provide for some form of collateralization upon the occurrence of certain events. The largest reinsurance recoverable on property and casualty insurance is from General Security National Insurance Company (“GSNIC”), a subsidiary of SCOR. In 2002, the Company acquired two insurance companies from SCOR. Under the agreement governing the acquisition of these insurance companies, SCOR and/or GSNIC are responsible for all liabilities of these insurance companies incurred prior to the acquisition. Reinsurance recoverables at December 31, 2007 and 2006, included $45.7 million and $93.5 million, respectively, from GSNIC.

NOTE 8. NOTES PAYABLE

Total debt outstanding at December 31, 2007 and 2006, was:

DOLLARS IN MILLIONS	2007	2006
Senior Notes Payable at Amortized Cost:
6.00% Senior Notes due May 15, 2017	$355.0	$–
4.875% Senior Notes due November 1, 2010	199.1	198.8
5.75% Senior Notes due July 1, 2007	–	299.6
Mortgage Note Payable at Amortized Cost	6.0	6.1

Total Debt Outstanding	$560.1	$504.5

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Interest Expense, including facility fees and accretion of discount, for the years ended December 31, 2007, 2006 and 2005, was:

DOLLARS IN MILLIONS	2007	2006	2005
Notes Payable under Revolving Credit Agreements	$0.4	$0.5	$0.5
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	14.1	–	–
4.875% Senior Notes due November 1, 2010	10.0	10.0	10.0
5.75% Senior Notes due July 1, 2007	9.0	18.0	17.9
Mortgage Note Payable	0.4	0.4	0.4

Interest Expense before Capitalization of Interest	33.9	28.9	28.8
Capitalization of Interest	(0.3)	–	–

Total Interest Expense	$33.6	$28.9	$28.8

Interest Paid, including facility fees, for the years ended December 31, 2007, 2006 and 2005, was:

DOLLARS IN MILLIONS	2007	2006	2005
Notes Payable under Revolving Credit Agreements	$0.2	$0.5	$0.7
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	11.1	–	–
4.875% Senior Notes due November 1, 2010	9.8	9.8	9.8
5.75% Senior Notes due July 1, 2007	17.2	17.2	17.2
Mortgage Note Payable	0.4	0.4	0.4

Total Interest Paid	$38.7	$27.9	$28.1

On June 24, 2005, the Company entered into a five-year, $325 million, unsecured, revolving credit agreement, expiring June 30, 2010, with a group of financial institutions. The agreement provides for fixed and floating rate advances for periods up to one year at various interest rates. The agreement also contains various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for the Company’s largest insurance subsidiaries. The proceeds from advances under the revolving credit facility may be used for general corporate purposes. The new revolving credit agreement replaced the Company’s former $360 million revolving credit agreement which would have expired on August 30, 2005, but was terminated as of June 24, 2005. The Company had no outstanding advances under its unsecured revolving credit agreements at December 31, 2007 and 2006. Undrawn letters of credit issued pursuant to the unsecured, revolving credit agreement were $13.1 million at both December 31, 2007 and 2006. Accordingly, the amounts available for future borrowing were $311.9 million at both December 31, 2007 and 2006.

In 2007, the Company issued $360 million of its 6.00% Senior Notes due May 15, 2017. The 6.00% Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at the Company’s option at specified redemption prices. The Company issued the 6.00% Senior Notes for proceeds of $354.8 million, net of transaction costs, for an effective yield of 6.19%. The Company used a portion of the proceeds from the sale of the 6.00% Senior Notes to repay the $300 million aggregate principal amount of its 5.75% senior notes which matured on July 1, 2007.

In 2003, the Company issued $200 million of its 4.875% Senior Notes due November 1, 2010 for an effective yield of 5.04%. The 4.875% Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at the Company’s option at specified redemption prices.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

In 2002, the Company issued $300 million of its 5.75% Senior Notes due July 1, 2007 for an effective yield of 5.99%. The 5.75% Senior Notes were retired in 2007.

NOTE 9. LEASES

The Company leases certain office space under non-cancelable operating leases, with initial terms typically ranging from 1 to 10 years, along with options that permit renewals for additional periods. The Company also leases certain equipment under non-cancelable operating leases, with initial terms typically ranging from 1 to 5 years. Minimum rent is expensed on a straight-line basis over the term of the lease.

Net rental expense for operating leases for the years ended December 31, 2007, 2006 and 2005, was:

DOLLARS IN MILLIONS	2007	2006	2005
Minimum Rental Expense	$26.8	$25.7	$23.1
Less Sublease Rental Income	–	(0.1)	(0.1)

Net Rental Expense	$26.8	$25.6	$23.0

Future minimum lease payments under operating leases at December 31, 2007, were:

DOLLARS IN MILLIONS	OPERATING LEASES
2008	$26.3
2009	25.5
2010	21.6
2011	18.1
2012	12.7
2013 and Thereafter	49.8

Total Future Payments	$154.0

The total of minimum rentals to be received in the future under non-cancelable subleases was $1.3 million at December 31, 2007. Capital leases are not material.

NOTE 10. SHAREHOLDERS’ EQUITY

The Company is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2007 and 2006.

On August 4, 2004, the Board of Directors declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock of Unitrin, pursuant to a shareholder rights plan. The rights have a term of 10 years. The description and terms of the rights are set forth in a rights agreement between Unitrin and Computershare Trust Company, N.A., as rights agent.

At December 31, 2007, there are approximately 3.4 million shares of the Company’s outstanding common stock that can be repurchased under the outstanding repurchase authorization of the Company’s Board of Directors. Common stock can be repurchased in the open market or in privately negotiated transactions from time to time subject to market conditions and other factors. The Company repurchased and retired 3.0 million shares of its common stock in open market transactions at an aggregate cost of $139.5 million in 2007. The Company

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

repurchased and retired approximately 2.0 million shares of its common stock in open market transactions at an aggregate cost of $89.9 million in 2006. Common Stock, Paid-in Capital and Retained Earnings were reduced on a pro rata basis for the cost of the repurchased shares.

Various state insurance laws restrict the amount that an insurance subsidiary may pay in the form of dividends, loans or advances without the prior approval of regulatory authorities. Also, that portion of an insurance subsidiary’s net equity which results from differences between statutory insurance accounting practices and GAAP would not be available for cash dividends, loans or advances. Unitrin’s subsidiaries paid dividends of $239.8 million in cash and securities to Unitrin in 2007. In 2008, Unitrin’s insurance subsidiaries would be able to pay approximately $162.5 million in dividends to Unitrin without prior regulatory approval. The Company does not expect Fireside Bank to pay a dividend in 2008. Retained Earnings at December 31, 2007, also includes $54.4 million representing the undistributed equity in the net income and accumulated other comprehensive income of investee.

Unitrin’s insurance subsidiaries are required to file financial statements prepared on the basis of statutory insurance accounting practices which is a comprehensive basis of accounting other than GAAP. Statutory capital and surplus for the Company’s life and health insurance subsidiaries was approximately $340 million and was $320.8 million at December 31, 2007 and 2006, respectively. Statutory capital and surplus for the Company’s property and casualty insurance subsidiaries was approximately $1,145 million and was $1,184.3 million at December 31, 2007 and 2006, respectively. Statutory net income for the Company’s life and health insurance subsidiaries was income of approximately $62 million, was income of $84.9 million and was a loss of $15.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Statutory net income for the Company’s property and casualty insurance subsidiaries was approximately $120 million, was $170.5 million and was $106.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Statutory capital and surplus and statutory net income exclude Fireside Bank and parent company operations.

NOTE 11. LONG TERM EQUITY COMPENSATION PLANS

Unitrin has adopted a number of long-term equity-based compensation plans to attract, motivate and retain key employees and/or directors of the Company. The Company’s stock option plans provide for the grant of stock options and stock settled stock appreciation rights (“SARs”). In addition, restricted stock and restricted stock units may be granted under the Company’s 2005 Restricted Stock and Restricted Stock Unit Plan. Options outstanding and available for future grants under all of the Company’s stock option plans at December 31, 2007, are:

	OPTIONS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	OPTIONS AVAILABLE FOR FUTURE GRANTS
1995 Director Plan	218,177	$43.32	112,000
2002 Option Plan	2,691,820	47.27	1,656,056
1997 Option Plan	2,244,232	46.87	–
1990 Option Plan	121,729	48.02	–

Total Stock Option Plans	5,275,958	$46.95	1,768,056

The Company has four stock option plans, all of which have been approved by the Company’s shareholders. Stock options to purchase the Unitrin’s common stock granted to employees and directors are granted at prices equal to the fair market value of the Unitrin’s common stock on the date of grant. Employee options generally vest over a period of three and one-half years and expire ten years from the date of grant. The Compensation Committee of the Board of Directors, or the Board’s authorized designee, has sole discretion to determine the persons to whom options are granted, the number of shares covered by such options and the exercise price,

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

vesting and expiration dates of such options. Options are non-transferable and are exercisable in installments. Prior to 2003, only non-qualified stock options had been granted. However, beginning in 2003, non-qualified stock options granted to employees were coupled with tandem stock appreciation rights (“Tandem SARs”), settled in Unitrin common stock.

Under the 1995 Director Plan, each new member of the Board of Directors who is not employed by the Company receives an initial option to purchase 4,000 shares of the Company’s common stock immediately upon becoming a director. Thereafter, on the date of each of the Company’s annual meetings of shareholders, each such eligible director automatically receives an annual grant of options to purchase 4,000 shares of common stock for so long as they remain eligible directors. Options granted under the 1995 Director Plan are exercisable one year from the date of grant at an exercise price equal to the fair market value of the Unitrin’s common stock on the date of grant and expire 10 years from the date of grant.

To encourage stock ownership, the Company’s four stock option plans include provisions, subject to certain limitations beginning in 2006 as described below, to automatically grant restorative, or reload stock options (“Restorative Options”), to replace shares of previously owned Unitrin common stock that an exercising option holder surrenders, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise. Restorative Options are subject to the same terms and conditions as the original options, including the expiration date, except that the exercise price is equal to the fair market value of the Unitrin’s common stock on the date of grant and cannot be exercised until six months after the date of grant. The grant of a Restorative Option does not result in an increase in the total number of shares and options held by an employee but changes the mix of the two.

For original awards granted beginning in 2006 and Restorative Options granted thereunder, Restorative Options will be granted only if, on the date of exercise of the option giving rise to the Restorative Option, the market price of the Unitrin’s common stock exceeds such option’s exercise price by 15%. Further, no Restorative Options will be granted if the option giving rise to the Restorative Option is set to expire within twelve months.

In addition, the Company has a restricted stock plan, which has been approved by the Company’s shareholders. Under this plan, restricted stock and restricted stock units may be granted to all eligible employees. Recipients of restricted stock are entitled to full dividend and voting rights, and all awards are subject to forfeiture until certain restrictions have lapsed. As of December 31, 2007, 251,500 shares of restricted stock having a weighted-average grant date fair value of $46.97 have been awarded, of which 17,188 shares were forfeited and 17,640 were tendered to satisfy tax withholding obligations. 783,328 common shares remain available for future grants under the Company’s restricted stock plan.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The expected terms of options are developed by considering the Company’s historical share option exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Further, the Company aggregates individual awards into relatively homogenous groups that exhibit similar exercise behavior to obtain a more refined estimate of the expected term of options. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield is the annualized yield on Unitrin’s common stock on the date of grant for original grants made after December 31, 2005. For Restorative Options, the annualized yield on Unitrin’s common stock for the month prior to the grant of the Restorative Option is used for restorative grants made after December 31, 2005. For all grants made in years prior to 2006, the dividend yield on Unitrin’s common stock was a 5-year moving average. No assumption for any future dividend rate change is included in the current expected dividend yield assumption. The risk free interest rate is the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

expected term of the option. The assumptions used in the Black-Scholes pricing model for options granted during the years ended December 31, 2007, 2006 and 2005, were as follows:

	2007	2006	2005
RANGE OF VALUATION ASSUMPTIONS
Expected Volatility	17.47% – 22.55%	18.79% – 23.60%	19.31% – 24.26%
Risk Free Interest Rate	3.31% – 4.94%	4.30% – 5.14%	2.66% – 4.38%
Expected Dividend Yield	3.51% – 4.18%	3.55% – 4.25%	4.44% – 4.65%
WEIGHTED-AVERAGE EXPECTED LIFE
Employee Grants	2 – 7 years	2 – 7 years	1 – 7 years
Director Grants	4 – 6 years	4 – 6 years	8 years

Option and SAR activity for the year ended December 31, 2007, is presented below:

	SHARES SUBJECT TO OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE ($ IN MILLIONS)
Outstanding at Beginning of the Year	5,244,954	$45.50
Granted	1,475,708	49.38
Exercised	(1,262,090)	43.42
Forfeited or Expired	(182,614)	49.22

Outstanding at December 31, 2007	5,275,958	$46.95	5.01	$10.8

Vested and Expected to Vest	5,195,672	$46.96	4.97	$10.6

Exercisable at December 31, 2007	3,933,584	$46.47	4.54	$9.8

The weighted-average grant-date fair values of options granted during 2007, 2006 and 2005 were $6.39, $5.79 and $4.95, respectively. Total intrinsic value of stock options exercised was $7.4 million, $14.3 million and $27.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash received from option exercises was $5.1 million, $6.8 million and $15.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Total tax benefits realized for tax deductions from option exercises were $2.6 million, $5.2 million and $9.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Activity related to nonvested restricted stock for the year ended December 31, 2007, is presented below:

	RESTRICTED SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE PER SHARE
Nonvested Balance at Beginning of the Year	109,426	$46.29
Granted	119,100	47.42
Vested	(35,874)	48.77
Forfeited	(15,163)	47.56

Nonvested Balance at December 31, 2007	177,489	$46.44

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

The total fair value of restricted stock that vested during the year ended December 31, 2007 was $1.5 million. Tax benefits for tax deductions realized from such vesting of restricted stock were $0.5 million.

For awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the awards as if each award were, in-substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Share-based compensation expense for all of the Company’s long-term equity based compensation plans was $15.7 million, $11.9 million and $11.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Total unamortized compensation expense related to nonvested awards of such plans at December 31, 2007 was $8.7 million, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

NOTE 12. NET INCOME PER SHARE

Net Income Per Share and Net Income Per Share Assuming Dilution for the years ended December 31, 2007, 2006 and 2005, were:

DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2007	2006	2005
Income from Continuing Operations	$189.0	$264.2	$236.7
Income from Discontinued Operations	28.8	18.9	18.8
Dilutive Effect on Income from Continuing Operations from Investee’s Equivalent Shares	(0.1)	(0.2)	–

Net Income Assuming Dilution	$217.7	$282.9	$255.5

Weighted-Average Common Shares Outstanding	65.6	67.9	69.0
Dilutive Effect of Unitrin Share-based Compensation Plans	0.3	0.3	0.5

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	65.9	68.2	69.5

Income Per Share from Continuing Operations	$2.88	$3.89	$3.43
Income Per Share from Discontinued Operations	0.44	0.28	0.27

Net Income Per Share	$3.32	$4.17	$3.70

Income Per Share from Continuing Operations Assuming Dilution	$2.87	$3.87	$3.40
Income Per Share from Discontinued Operations Assuming Dilution	0.43	0.28	0.27

Net Income Per Share Assuming Dilution	$3.30	$4.15	$3.67

Options outstanding at December 31, 2007, 2006 and 2005, to purchase 3.7 million, 1.2 million and 1.3 million common shares, respectively, of Unitrin common stock were excluded from the computation of Net Income Per Share Assuming Dilution in 2007, 2006 and 2005, respectively, because the exercise price exceeded the average market price.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 13. OTHER COMPREHENSIVE INCOME

Other Comprehensive Income for the years ended December 31, 2007, 2006 and 2005, was:

DOLLARS IN MILLIONS	2007	2006	2005
Other Comprehensive Income before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Year	$121.4	$93.8	$19.6
Reclassification Adjustment for Amounts Included in Net Income	(52.2)	(25.5)	(17.5)

Unrealized Holding Gains (Losses)	69.2	68.3	2.1

Unrecognized Postretirement Benefit Costs Arising During the Year	(5.0)	–	–
Amortization of Unrecognized Postretirement Benefit Costs	(2.0)	–	–

Net Unrecognized Postretirement Benefit Costs	(7.0)	–	–

Equity in Other Comprehensive Income (Loss) of Investee	1.2	(2.1)	0.3

Other Comprehensive Income before Income Taxes	63.4	66.2	2.4

Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Year	(43.2)	(32.8)	(6.8)
Reclassification Adjustment for Amounts Included in Net Income	18.3	9.0	6.1

Unrealized Holding Gains (Losses)	(24.9)	(23.8)	(0.7)

Unrecognized Postretirement Benefit Costs Arising During the Year	1.4	–	–
Amortization of Unrecognized Postretirement Benefit Costs	0.6	–	–

Net Unrecognized Postretirement Benefit Costs	2.0	–	–

Equity in Other Comprehensive (Income) Loss of Investee	(0.4)	0.7	(0.1)

Income Tax Benefit (Expense)	(23.3)	(23.1)	(0.8)

Other Comprehensive Income	$40.1	$43.1	$1.6

The components of Accumulated Other Comprehensive Income at December 31, 2007 and 2006, were:

DOLLARS IN MILLIONS	2007	2006
Net Unrealized Gains on Investments, Net of Income Taxes	$338.2	$294.8
Net Unrealized Gains on Assets of Discontinued Operations, Net of Income Taxes	0.9	–
Equity in Accumulated Other Comprehensive Loss of Investee, Net of Income Taxes	(2.1)	(0.5)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(12.2)	(7.3)

Total Accumulated Other Comprehensive Income	$324.8	$287.0

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 14. INCOME FROM INVESTMENTS

Net Investment Income for the years ended December 31, 2007, 2006 and 2005, was:

DOLLARS IN MILLIONS	2007	2006	2005
Investment Income:
Interest and Dividends on Fixed Maturities	$209.8	$213.6	$212.2
Dividends on Northrop Preferred Stock	15.5	9.3	12.4
Dividends on Northrop Common Stock	9.4	8.6	8.0
Dividends on Other Equity Securities	19.2	12.4	11.7
Short-term Investments	34.3	27.5	13.8
Loans to Policyholders	13.5	13.2	12.7
Real Estate	30.3	28.0	25.3
Limited Partnerships and Limited Liability Companies	25.8	18.9	9.9
Other	–	0.1	0.2

Total Investment Income	357.8	331.6	306.2
Investment Expenses:
Real Estate	24.0	21.1	19.2
Other Investment Expenses	1.8	1.5	1.2

Total Investment Expenses	25.8	22.6	20.4

Net Investment Income Including Discontinued Operations	332.0	309.0	285.8
Net Investment Income Reported in Discontinued Operations	(25.3)	(28.2)	(28.2)

Net Investment Income	$306.7	$280.8	$257.6

Dividend income from the Company’s investment in Northrop preferred stock increased by $6.2 million for year ended December 31, 2007, compared to the same period in 2006, due to the timing of ex-dividend dates. Dividend income from the Company’s investment in Northrop preferred stock decreased by $3.1 million for year ended December 31, 2006, compared to the same period in 2005, due to the timing of ex-dividend dates. Dividend income from other equity securities increased by $6.8 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to a special dividend of $5.2 million from the Company’s equity investment in IRI Holdings, Inc. Short-term investment income increased for the year ended December 31, 2007, compared to the same period in 2006, due primarily to higher levels of short-term investments. The Company invested the proceeds from the issuance of its 6.00% Senior Notes in short-term investments until the principal on its 5.75% Senior Notes was repaid in the third quarter of 2007. Short-term investment income increased for the year ended December 31, 2006, compared to the same period in 2005, due primarily to higher yields on short-term investments and, to a lesser extent, higher levels of short-term investments. Investment income from limited partnerships and limited liability companies increased for the year ended December 31, 2007, compared to the same period in 2006, and for the year ended December 31, 2006, compared to the same period in 2005, due primarily to higher levels of investments and higher yields on investments.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

The components of Net Realized Investment Gains for the years ended December 31, 2007, 2006 and 2005, were:

DOLLARS IN MILLIONS	2007	2006	2005
Fixed Maturities:
Gains on Dispositions	$5.1	$5.0	$2.7
Losses on Dispositions	(4.0)	(4.4)	(1.7)
Losses from Write-downs	(10.4)	–	(2.4)
Northrop Common Stock:
Gains on Dispositions	58.6	5.6	4.0
Other Equity Securities:
Gains on Dispositions	30.6	23.2	25.8
Losses on Dispositions	(5.1)	(1.1)	(3.0)
Losses from Write-downs	(22.6)	(2.8)	(7.9)
Real Estate:
Gains on Dispositions	4.8	0.9	39.4
Losses from Write-downs	–	(0.1)	–
Southern States:
Gain on Disposition	4.0	–	–
Other Investments:
Gains on Dispositions	1.7	0.6	0.4
Losses on Dispositions	(0.2)	(0.4)	(0.4)

Net Realized Investment Gains	$62.5	$26.5	$56.9

Net Realized Investment Gains for the years ended December 31, 2007, 2006 and 2005, include pretax losses of $33.0 million, $2.8 million and $10.3 million, respectively, from other than temporary declines in the fair values of investments. Pretax losses from write-downs of fixed maturities for the year ended December 31, 2007, included a pretax loss of $8.3 million related to an issuer that had defaulted. Pretax losses from write-downs of other equity securities for the year ended December 31, 2007, was precipitated in part to the overall decline in the stock market in the second half of 2007. The Company wrote down the value of various holdings of equity securities. The Company cannot anticipate when or if similar investment losses may occur in the future.

On July 9, 2007, Republic Companies purchased Southern States, a directly owned subsidiary of Unitrin, from the Company. Net Realized Investment Gains for the year ended December 31, 2007, includes a pretax gain of $4.0 million for the year ended December 31, 2007 resulting from this sale.

NOTE 15. INSURANCE EXPENSES

Insurance Expenses for the years ended December 31, 2007, 2006 and 2005, were:

DOLLARS IN MILLIONS	2007	2006	2005
Commissions	$363.0	$389.4	$411.6
General Expenses	293.8	285.7	292.5
Taxes, Licenses and Fees	45.6	45.5	47.0

Total Costs Incurred	702.4	720.6	751.1

Policy Acquisition Costs:
Deferred	(297.0)	(316.8)	(337.4)
Amortized	300.4	308.2	322.9

Net Policy Acquisition Costs Deferred	3.4	(8.6)	(14.5)

Insurance Expenses	$705.8	$712.0	$736.6

Commissions for servicing policies are expensed as incurred, rather than deferred and amortized.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 16. INCOME TAXES

Current, deferred and unrecognized tax amounts as presented in the Consolidated Balance Sheets at December 31, 2007 and 2006, were:

DOLLARS IN MILLIONS	2007	2006
Liabilities for Income Taxes:
Current Income Taxes	$31.1	$0.1
Deferred Income Taxes	211.3	285.0
Unrecognized Tax Benefits	20.1	–

Liabilities for Income Taxes	$262.5	$285.1

Tax Amounts Included in Other Assets:
Current Income Taxes	$1.5	$1.2
Deferred Income Taxes	15.7	7.4

Total Tax Asset Included in Other Assets	$17.2	$8.6

The tax effects of temporary differences that give rise to significant portions of the Company’s Net Deferred Tax Liability at December 31, 2007 and 2006, were:

DOLLARS IN MILLIONS	2007	2006
Deferred Tax Assets:
Insurance Reserves	$94.9	$66.5
Unearned Premium Reserves	53.7	53.4
Tax Capitalization of Policy Acquisition Costs	70.5	70.2
Reserve for Loan Losses	61.8	29.0
Payroll and Employee Benefit Accruals	51.2	39.4
Other	26.9	27.6

Total Deferred Tax Assets	359.0	286.1

Deferred Tax Liabilities:
Deferred Policy Acquisition Costs	158.3	156.0
Northrop Preferred Stock	88.2	80.5
Northrop Common Stock	153.5	171.4
Investee (Intermec)	28.5	28.2
Other Investments	101.8	103.5
Other	24.3	24.1

Total Deferred Tax Liabilities	554.6	563.7

Net Deferred Tax Liability	$195.6	$277.6

A deferred tax asset valuation allowance was not required as of December 31, 2007 and 2006. Income taxes paid were $116.9 million and $125.4 million in 2007 and 2006, respectively.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, current income taxes receivable increased by $9.2 million, current income taxes payable decreased $0.1 million, deferred income tax liabilities decreased $23.4 million and the liability for unrecognized tax benefits increased by $32.7 million. There was no effect on the Company’s Shareholders’ Equity upon the Company’s adoption of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

DOLLARS IN MILLIONS	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance at January 1, 2007	$32.7
Reductions for Tax Positions of Current Period	(9.7)
Additions for Tax Positions of Prior Years	28.4
Reduction for Lapse of 2003 Federal Statute of Limitations	(23.2)
Reduction for Lapse of 2002 State Statute of Limitations	(8.1)

Balance at December 31, 2007	$20.1

For the years ended December 31, 2007, 2006 and 2005, all of Unitrin’s subsidiaries are eligible to file a consolidated Federal income tax return with Unitrin. The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2003. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file, varies by state. The Company’s consolidated Federal tax return and any significant state tax returns are not currently under examination.

Included in the balance of unrecognized tax benefits at December 31, 2007 and January 1, 2007 are tax positions of $12.7 million and $18.8 million, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $6.8 million and $7.1 million at December 31, 2007 and January 1, 2007, respectively. Tax expense for the year ended December 31, 2007 includes an interest benefit of $0.3, which is comprised of an interest benefit of $4.0 million resulting from the expiration of the statutes of limitations referred to above, and interest expense of $3.7 million on unrecognized tax benefits for prior years.

The components of Income Tax Expense from Continuing Operations for the years ended December 31, 2007, 2006 and 2005, were:

DOLLARS IN MILLIONS	2007	2006	2005
Current Tax Expense	$151.2	$110.1	$66.5
Deferred Tax Expense (Benefit)	(82.7)	4.9	13.7
Unrecognized Tax Expense (Benefit)	(12.7)	–	–

Income Tax Expense	$55.8	$115.0	$80.2

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

A reconciliation of the Statutory Federal Income Tax Expense and Rate to the Company’s Effective Income Tax Expense and Rate from Continuing Operations for the years ended December 31, 2007, 2006 and 2005, was:

	2007		2006		2005
DOLLARS IN MILLIONS	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
Statutory Federal Income Tax Expense and Rate	$85.2	35.0%	$129.5	35.0%	$109.1	35.0%
Tax Exempt Income and Dividends Received Deduction	(21.6)	(8.8)	(19.2)	(5.2)	(19.1)	(6.1)
State Income Taxes	(8.9)	(3.7)	4.3	1.2	3.9	1.2
Other, Net	1.1	0.4	0.4	0.1	(13.7)	(4.4)

Effective Income Tax Expense and Rate	$55.8	22.9%	$115.0	31.1%	$80.2	25.7%

During 2007, a benefit of $5.3 million was recorded for state income taxes related to the tax year that ended on December 31, 2002, due to the expiration of a state’s statute of limitations.

During 2005, a benefit of $14 million was recorded primarily for Federal income tax adjustments related to the tax years ended December 31, 2002 and December 31, 2001, due to the settlement of these years with the Internal Revenue Service.

Comprehensive Income Tax Expense included in the Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005, was:

DOLLARS IN MILLIONS	2007	2006	2005
Income Tax Expense:
Continuing Operations	$55.8	$115.0	$80.2
Discontinued Operations	8.3	2.4	2.5
Equity in:
Net Income of Investee	0.7	5.1	2.9
Other Comprehensive Income of Investee	0.4	(0.7)	0.1
Unrealized Appreciation on Securities	24.9	24.0	0.7
Tax Effects from Benefit Plans –SFAS 158	(2.0)	–	–
Tax Effects from Long-Term Equity Compensation included in Paid-in Capital	(0.6)	(3.0)	(8.0)
Other	(0.2)	(0.1)	(0.1)

Comprehensive Income Tax Expense	$87.3	$142.7	$78.3

NOTE 17. PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsors two qualified defined benefit pension plans (the “Pension Plans”) covering most of its employees. Certain participation in one of the Pension Plans requires or required employee contributions of 3% of pay, as defined, per year. Benefits for the contributory plan are based on compensation during plan participation and the number of years of participation. Benefits for the non-contributory plan are based on years of service and final average pay, as defined. The Company funds the Pension Plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

The Company sponsors several other postretirement employee benefit plans (“OPEB”) that provide medical, dental and/or life insurance benefits to approximately 1,000 retired and 800 active employees (“the OPEB Plans”). The Company generally is self-insured for the benefits under the OPEB Plans. The medical plans generally provide for a limited number of years of medical insurance benefits at retirement based on the participant’s attained age at retirement and number of years of service until specified dates and are generally contributory, with most contributions adjusted annually.

Changes in Fair Value of Plan Assets and Changes in Benefit Obligations (the Projected Benefit Obligation in the case of the Pension Plans and the Accumulated Benefit Obligation in the case of the OPEB Plans) for the years ended December 31, 2007 and 2006, were:

	PENSION PLANS		OPEB PLANS
DOLLARS IN MILLIONS	2007	2006	2007	2006
Fair Value of Plan Assets at Beginning of Year	$363.7	$323.2	$–	$–
Actual Return on Plan Assets	19.6	32.4	–	–
Contributions by the Company	–	25.0	4.2	4.5
Contributions by Plan Participants	0.1	0.1	1.3	1.2
Benefits Paid	(17.4)	(17.0)	(5.5)	(5.7)

Fair Value of Plan Assets at End of Year	366.0	363.7	–	–

Benefit Obligations at Beginning of Year	355.7	351.6	44.9	47.5
Service Cost Benefits Earned During the Year	13.4	14.1	0.1	0.1
Interest Cost on Benefit Obligations	20.0	18.9	2.1	2.5
Contributions by Plan Participants	0.1	0.1	1.3	1.2
Benefits Paid	(17.4)	(17.0)	(5.5)	(5.7)
Actuarial (Gains) Losses	5.5	(12.0)	(5.5)	(0.7)

Benefit Obligations at End of Year	377.3	355.7	37.4	44.9

Funded Status—Plan Assets in Excess (Deficit) of Benefit Obligations	$(11.3)	$8.0	$(37.4)	$(44.9)

Amount Recognized in Accumulated Other Comprehensive Income:
Accumulated Actuarial Gain (Loss)	$(48.0)	$(38.2)	$27.3	$24.3
Prior Service Cost	0.9	1.1	–	–

Amount Recognized in Accumulated Other Comprehensive Income	$(47.1)	$(37.1)	$27.3	$24.3

The Accumulated Benefit Obligation for the Pension Plans was $350.7 million and $325.7 million at December 31, 2007 and 2006, respectively.

The Company estimates that Pension Expense for the year ended December 31, 2008, will include expense of $1.0 million resulting from the amortization of the related accumulated actuarial loss included in Accumulated Other Comprehensive Income at December 31, 2007.

The Company estimates that OPEB Expense for the year ended December 31, 2008, will include income of $2.0 million resulting from the amortization of the related accumulated actuarial gain included in Accumulated Other Comprehensive Income at December 31, 2007.

The measurement dates of the assets and liabilities of all plans presented above for 2007 and 2006 were December 31, 2007 and December 31, 2006, respectively.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

The assumed health care cost trend rate used in measuring the Accumulated Benefit Obligation for the OPEB Plans at December 31, 2007, was 8% in 2007, gradually declining to 5% in the year 2011 and remaining at that level thereafter for medical benefits and 10% in 2007, gradually declining to 5% in the year 2013 and remaining at that level thereafter for prescription drug benefits. The assumed health care cost trend rate used in measuring the Accumulated Benefit Obligation for the OPEB Plans at December 31, 2006, was 9% in 2006, gradually declining to 5% in the year 2011 and remaining at that level thereafter for medical benefits and 11% in 2006, gradually declining to 5% in the year 2013 and remaining at that level thereafter for prescription drug benefits.

A one–percentage point increase in the assumed health care cost trend rate for each year would increase the Accumulated Benefit Obligation for the OPEB Plans at December 31, 2007, by $2.7 million and 2007 OPEB expense by $0.2 million. A one–percentage point decrease in the assumed health care cost trend rate for each year would decrease the Accumulated Benefit Obligation for the OPEB Plans at December 31, 2007, by $2.4 million and 2007 OPEB expense by approximately $0.1 million.

The OPEB Plans were unfunded at December 31, 2007 and 2006. Weighted-average asset allocations for the Pension Plans at December 31, 2007 and 2006, by asset category were:

ASSET CATEGORY	2007	2006
Cash and Short-term Investments	8%	11%
U.S. Government and Government Agencies and Authorities	19	21
Corporate Bonds and Notes	18	15
Equity Securities	42	41
Other Assets	13	12

Total	100%	100%

The investment objective of the Pension Plans is to produce current income and long-term capital growth through a combination of equity and fixed income investments which, together with appropriate employer contributions and any required employee contributions, is adequate to provide for the payment of the benefit obligations of the Pension Plans. The assets of the Pension Plans may be invested in both fixed income and equity investments. Fixed income investments may include cash and short-term instruments, U.S. Government securities, corporate bonds, mortgages and other fixed income investments. Equity investments may include various types of stock, such as large cap, mid cap and small cap stocks, and may also include investments in investment companies and Unitrin common stock (subject to Section 407 and other requirements of ERISA). The Pension Plans have not invested in Unitrin common stock.

The trust investment committee for the Pension Plans periodically reviews the performance of the Pension Plans’ investments and asset allocation. Several external investment managers, one of which is Fayez Sarofim & Co. (“FS&C”), manage the equity investments of the trust for the Pension Plans. One of Unitrin’s directors, Mr. Fayez Sarofim, is Chairman of the Board, President and the majority shareholder of FS&C, a registered investment advisory firm (see Note 22, “Related Parties,” to the Consolidated Financial Statements). Each manager is allowed to exercise investment discretion, subject to limitations, if any, established by the trust investment committee for the Pension Plans. All other investment decisions are made by the Company, subject to general guidelines as set by the trust investment committee for the Pension Plans.

The Company determines its Expected Long Term Rate of Return on Plan Assets based primarily on the Company’s expectations of future returns for the Pension Plans’ investments, based on target allocations of the Pension Plans’ investments. Additionally, the Company considers historical returns on comparable fixed income investments and equity investments and adjusts its estimate as deemed appropriate.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

The components of Pension Expense for the years ended December 31, 2007, 2006 and 2005, were:

DOLLARS IN MILLIONS	2007	2006	2005
Service Cost Benefits Earned During the Year	$13.4	$14.1	$12.7
Interest Cost on Projected Benefit Obligation	20.0	18.9	18.3
Expected Return on Plan Assets	(24.6)	(22.7)	(20.5)
Net Amortization and Deferral	0.5	1.8	(0.1)

Pension Expense Recognized	9.3	12.1	10.4
Unrecognized Pension Loss Arising During the Year	10.4	—	—
Amortization of Accumulated Unrecognized Pension Loss	(0.5)	—	—

Comprehensive Pension Expense	$19.2	$12.1	$10.4

Total Pension Expense Recognized presented above includes service cost benefits earned and reported in discontinued operations of $1.2 million, $1.5 million and $2.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The components of OPEB Expense for the years ended December 31, 2007, 2006 and 2005, were:

DOLLARS IN MILLIONS	2007	2006	2005
Service Cost Benefits Earned During the Year	$0.1	$0.1	$0.2
Interest Cost on Accumulated Benefit Obligation	2.1	2.5	2.7
Net Amortization and Deferral	(2.5)	(1.9)	(1.8)

OPEB (Income) Expense Recognized	(0.3)	0.7	1.1
Unrecognized OPEB Gain Arising During the Year	(5.4)	—	—
Amortization of Accumulated Unrecognized OPEB Gain	2.5	—	—

Comprehensive OPEB (Income) Expense	$(3.2)	$0.7	$1.1

The actuarial assumptions used to develop the components of both Pension Expense and OPEB Expense for the years ended December 31, 2007, 2006 and 2005, were:

	2007	2006	2005
Discount Rate	5.75%	5.50%	6.00%
Rate of Increase in Future Compensation Levels	4.10	4.10	4.06
Expected Long Term Rate of Return on Plan Assets	7.00	7.00	7.00

The actuarial assumptions used to develop the components of both Pension Projected Benefit Obligation and OPEB Accumulated Benefit Obligation at December 31, 2007 and 2006, were:

	2007	2006
Discount Rate	5.75%	5.75%
Rate of Increase in Future Compensation Levels	4.12	4.10

The Company does not expect to be required to contribute to its Pension Plans in 2008, but could make a voluntary contribution pursuant to the maximum funding limits under ERISA. The Company expects to contribute $4.2 million to its OPEB Plans to fund benefit payments in 2008.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

	YEARS ENDING DECEMBER 31,
DOLLARS IN MILLIONS	2008	2009	2010	2011	2012	2013–2017
Pension Benefits	$17.5	$18.3	$19.3	$20.2	$21.5	$127.2

OPEB Benefits:
Excluding Modernization Act Subsidy	$4.6	$4.5	$4.5	$4.4	$4.3	$19.5
Expected Modernization Act Subsidy	(0.4)	(0.4)	(0.4)	(0.4)	(0.4)	(1.7)

OPEB Benefits	$4.2	$4.1	$4.1	$4.0	$3.9	$17.8

The Company also sponsors several defined contribution benefit plans covering most of its employees. The Company made contributions to those plans of $6.8 million, $7.2 million and $6.9 million in 2007, 2006 and 2005, respectively. Under these plans, the participants have several investment alternatives, including Unitrin’s common stock and the Dreyfus Appreciation Fund. FS&C is a sub-investment advisor of the Dreyfus Appreciation Fund. One of Unitrin’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and majority shareholder of FS&C (see Note 22, “Related Parties,” to the Consolidated Financial Statements). Participants invested $23.3 million, or 8.5%, of the total investments in the defined contribution benefit plans in Unitrin’s common stock and $25.3 million, or 9.2%, of the total investments in the defined contribution benefit plans in the Dreyfus Appreciation Fund at December 31, 2007.

NOTE 18. BUSINESS SEGMENTS

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and automobile finance businesses. The Company conducts its operations through five operating segments: Kemper, Unitrin Specialty, Unitrin Direct, Life and Health Insurance and Fireside Bank.

The Kemper segment provides preferred and standard risk personal automobile insurance, homeowners insurance and other personal insurance through independent agents. The Unitrin Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty market through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their driving records. Unitrin Direct markets personal automobile insurance through direct mail, television and the Internet through web insurance portals, click-thrus and its own website. In addition, Merastar, which is included in the Unitrin Direct segment from the date of its acquisition (see Note 3, “Acquisition of Business,” to the Consolidated Financial Statements), specializes in the sale of personal automobile and homeowners insurance through employer-sponsored voluntary benefit programs. The Life and Health Insurance segment provides individual life, accident, health and hospitalization insurance. The Company’s Life and Health Insurance employee-agents also market property insurance products under common management. The Fireside Bank segment makes sub-prime automobile loans primarily for the purchase of pre-owned automobiles and offers certificates of deposits.

The Company’s earned premiums and automobile finance revenues are derived in the United States. The accounting policies of the segments are the same as those described in Note 2, “Summary of Accounting Policies,” to the Consolidated Financial Statements. Capital expenditures for long-lived assets by operating segment are immaterial.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

The Company also does not allocate insurance reserves from its 2002 acquisition of certain insurance companies from SCOR (see Note 7, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). It is also the Company’s management practice to allocate certain corporate expenses to its insurance operations. In accordance with SFAS No. 144, the Company is not permitted to allocate certain corporate expenses to discontinued operations. Accordingly, such amounts that the Company is not permitted to allocate to discontinued operations are reported in Other Expense, Net. The Company considers the management of certain investments, including Northrop preferred and common stock, Baker Hughes common stock and Intermec common stock, to be a corporate responsibility. Accordingly, the Company does not allocate dividend income from these investments to its operating segments. The Company does not allocate Net Realized Investment Gains to its operating segments.

Segment Assets at December 31, 2007 and 2006, were:

DOLLARS IN MILLIONS	2007	2006
SEGMENT ASSETS
Kemper	$1,457.0	$1,442.1
Unitrin Specialty	651.2	665.0
Unitrin Direct	318.1	238.5
Life and Health Insurance	3,910.6	3,831.9
Fireside Bank	1,450.3	1,366.4
Corporate and Other, Net	1,617.8	1,777.5

Total Assets	$9,405.0	$9,321.4

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Segment Revenues for the years ended December 31, 2007, 2006 and 2005, were:

DOLLARS IN MILLIONS	2007	2006	2005
REVENUES
Kemper:
Earned Premiums	$926.3	$944.6	$945.7
Net Investment Income	48.4	49.1	48.1
Other Income	0.5	0.4	0.6

Total Kemper	975.2	994.1	994.4

Unitrin Specialty:
Earned Premiums	449.3	444.4	453.2
Net Investment Income	21.2	21.8	20.6
Other Income	0.1	–	–

Total Unitrin Specialty	470.6	466.2	473.8

Unitrin Direct:
Earned Premiums	257.6	225.9	221.3
Net Investment Income	9.7	9.0	8.6
Other Income	0.4	0.4	0.2

Total Unitrin Direct	267.7	235.3	230.1

Life and Health Insurance:
Earned Premiums	653.7	675.6	667.5
Net Investment Income	190.6	178.3	157.1
Other Income	1.2	11.2	6.2

Total Life and Health Insurance	845.5	865.1	830.8

Fireside Bank:
Interest, Loan Fees and Earned Discounts	251.2	237.3	210.5
Other Automobile Finance Revenues	9.0	7.7	7.1

Automobile Finance Revenues	260.2	245.0	217.6
Net Investment Income	4.9	3.9	3.7

Total Fireside Bank	265.1	248.9	221.3

Total Segment Revenues	2,824.1	2,809.6	2,750.4

Unallocated Dividend Income	25.2	18.2	20.9
Net Realized Investment Gains	62.5	26.5	56.9
Other	8.0	2.9	1.1

Total Revenues	$2,919.8	$2,857.2	$2,829.3

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Segment Operating Profit for the years ended December 31, 2007, 2006 and 2005, was:

DOLLARS IN MILLIONS	2007	2006	2005
SEGMENT OPERATING PROFIT (LOSS)
Kemper	$92.6	$132.1	$79.4
Unitrin Specialty	37.3	38.6	42.7
Unitrin Direct	(40.4)	(10.1)	1.5
Life and Health Insurance	160.2	152.4	91.7
Fireside Bank	(66.0)	44.8	52.9

Total Segment Operating Profit	183.7	357.8	268.2
Unallocated Dividend Income	25.2	18.2	20.9
Net Realized Investment Gains	62.5	26.5	56.9
Other Expense, Net	(27.8)	(32.5)	(34.4)

Income from Continuing Operations before Income Taxes and Equity in Net Income of Investee	$243.6	$370.0	$311.6

Segment Net Income for the years ended December 31, 2007, 2006 and 2005, was:

DOLLARS IN MILLIONS	2007	2006	2005
SEGMENT NET INCOME (LOSS)
Kemper	$69.3	$94.5	$60.0
Unitrin Specialty	28.3	29.0	31.3
Unitrin Direct	(24.3)	(4.9)	2.6
Life and Health Insurance	103.2	99.5	60.0
Fireside Bank	(38.8)	26.1	30.8

Total Segment Net Income	137.7	244.2	184.7
Net Income (Loss) From:
Unallocated Dividend Income	22.2	16.0	18.4
Net Realized Investment Gains	40.5	17.2	37.0
Other Expense, Net	(12.6)	(22.4)	(8.7)

Income from Continuing Operations before Equity in Net Income of Investee	187.8	255.0	231.4
Equity in Net Income of Investee	1.2	9.2	5.3

Income from Continuing Operations	$189.0	$264.2	$236.7

Amortization of Deferred Policy Acquisition Costs by Operating Segment for the years ended December 31, 2007, 2006 and 2005, was:

DOLLARS IN MILLIONS	2007	2006	2005
Kemper	$163.5	$165.4	$168.7
Unitrin Specialty	56.6	60.9	66.6
Unitrin Direct	11.0	10.4	9.0
Life and Health Insurance	69.3	71.5	78.6

Total Amortization	$300.4	$308.2	$322.9

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Earned Premiums by product line for the years ended December 31, 2007, 2006 and 2005, were:

DOLLARS IN MILLIONS	2007	2006	2005
EARNED PREMIUMS
Life	$387.8	$400.7	$401.3
Accident and Health	157.9	158.3	160.5
Property and Casualty:
Personal Lines:
Automobile	1,192.3	1,163.6	1,176.4
Homeowners	394.6	401.3	380.9
Other Personal	48.3	48.3	47.3

Total Personal Lines	1,635.2	1,613.2	1,604.6
Commercial Lines:
Automobile	106.0	118.3	121.3

Total Earned Premiums	$2,286.9	$2,290.5	$2,287.7

NOTE 19. CATASTROPHE REINSURANCE

Total catastrophe losses and LAE (including development), net of reinsurance recoveries, were $43.3 million, $59.8 million and $94.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Total Catastrophe losses and LAE (including development), net of reinsurance recoveries, reported in continuing operations were $39.4 million, $56.9 million and $89.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Catastrophe losses and LAE (including development), net of reinsurance recoveries, reported in discontinued operations were $3.9 million, $2.9 million and $5.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Catastrophes and storms are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and will continue to be, a material factor in the results of operations and financial position of the Company’s property and casualty insurance companies. Further, because the level of these insured losses occurring in any one year cannot be accurately predicted, these losses may contribute to material year-to-year fluctuations in the results of the operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by ISO to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25.0 million or more in direct losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The segment discussions that follow utilize ISO’s definition of catastrophes.

The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification and reinsurance. To limit its exposures to catastrophic events, the Company maintains three separate primary catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each primary catastrophe reinsurance program is provided in three layers. In addition to these programs, the Company purchases reinsurance from the FHCF for hurricane losses in Florida at retentions lower than those described below for the Company’s primary catastrophe reinsurance programs.

The Kemper 2007 Program covers the Company’s Kemper segment and became effective on April 1, 2007. The first layer of reinsurance provides coverage of approximately 62% of reinsured catastrophe losses of $30 million

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

above retention of $40 million. The second layer of reinsurance provides coverage of approximately 90% of reinsured catastrophe losses of $80 million above retention of $70 million. The third layer of reinsurance provides coverage of approximately 90% of reinsured catastrophe losses of $100 million above retention of $150 million. The prior annual program covering the Kemper segment, which was effective July 1, 2006, was terminated effective with the Kemper 2007 Program. The first layer of reinsurance coverage under the prior annual program provided coverage of approximately 65% of reinsured catastrophe losses of $30 million above retention of $40 million. The second layer of reinsurance coverage under the prior annual program provided coverage of approximately 88% of reinsured catastrophe losses of $80 million above retention of $70 million. The third layer of reinsurance coverage under the prior annual program provided coverage of approximately 80% of reinsured catastrophe losses of $100 million above retention of $150 million.

The annual program covering the Company’s Unitrin Direct and Unitrin Specialty segments and Unitrin Business Insurance provided, effective January 1, 2007, reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. In 2006, the annual program covering these segments also provided reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. The 2007 and 2006 annual programs covering these segments do not include Merastar. The annual program covering Merastar was effective on March 31, 2007 and provides reinsurance coverage of 97.5% of reinsured catastrophe losses of $7.25 million above retention of $0.75 million.

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

In addition, in the event that the Company’s incurred catastrophe losses and LAE covered by any of its three primary catastrophe reinsurance programs exceed the retention for that particular program, each of the programs requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such program. The reinstatement premium is a percentage of the original premium based on the ratio of the losses exceeding the Company’s retention to the reinsurers’ coverage limit.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Catastrophe reinsurance premiums for the Company’s primary reinsurance programs and the FHCF reduced earned premiums for the years ended December 31, 2007, 2006 and 2005, by the following:

DOLLARS IN MILLIONS	2007	2006	2005
Kemper:
Ceded Reinsurance Premiums for Initial Catastrophe Coverage	$19.4	$15.4	$10.8
Ceded Reinsurance Premiums to Reinstate Catastrophe Coverage	–	0.3	3.1

Total Ceded Catastrophe Reinsurance Premiums	19.4	15.7	13.9

Unitrin Specialty:
Ceded Reinsurance Premiums for Initial Catastrophe Coverage	0.2	0.2	0.2
Ceded Reinsurance Premiums to Reinstate Catastrophe Coverage	–	–	–

Total Ceded Catastrophe Reinsurance Premiums	0.2	0.2	0.2

Unitrin Direct:
Ceded Reinsurance Premiums for Initial Catastrophe Coverage	1.1	0.5	0.4
Ceded Reinsurance Premiums to Reinstate Catastrophe Coverage	–	–	–

Total Ceded Catastrophe Reinsurance Premiums	1.1	0.5	0.4

Life and Health Insurance:
Ceded Reinsurance Premiums for Initial Catastrophe Coverage	8.5	5.9	2.8
Ceded Reinsurance Premiums to Reinstate Catastrophe Coverage	–	0.2	2.4

Total Ceded Catastrophe Reinsurance Premiums	8.5	6.1	5.2

Total Ceded Catastrophe Reinsurance Premiums	$29.2	$22.5	$19.7

The Company did not incur any catastrophe losses above any of the retention levels of its primary catastrophe reinsurance programs in 2007 and 2006. The Company incurred catastrophe losses from two catastrophes in 2005, Hurricanes Katrina and Rita, above the retention levels of its primary catastrophe reinsurance programs. The Life and Health Insurance segment’s estimated total losses from Hurricane Katrina also have exceeded the maximum coverage available under its primary reinsurance program. The Company’s total incurred losses to date before reinsurance recoveries from these two hurricanes is $200.2 million. Total reinsurance recoveries under the Company’s primary catastrophe reinsurance programs for these two hurricanes is $126.7 million. The Company initially recognized a loss of $64.7 million, net of reinsurance recoveries, in 2005 for these two hurricanes and has subsequently recognized adverse development of $4.2 million in 2006 and additional adverse development of $4.6 million in 2007.

The Company’s estimates for Hurricanes Katrina and Rita include estimates for both direct losses and LAE and indirect losses from residual market assessments. The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of actual reinsurance recoveries, may vary materially from the estimated amount reserved. The Company’s estimates of direct catastrophe losses are generally based on inspections by claims adjusters and historical loss development experience for areas that have not been inspected or for claims that have not yet been reported. The Company’s estimates of direct catastrophe losses are based on the coverages provided by its insurance policies. The Company’s homeowners insurance policies do not provide coverage for losses caused by floods, but generally provide coverage for physical damage caused by wind or wind-driven rain. Accordingly, the Company’s estimates of direct losses for homeowners insurance do not include losses caused by flood. Depending on the policy, automobile insurance may provide coverage for losses caused by flood. Estimates of the number of and severity of claims ultimately reported are influenced by many variables including, but not limited to, repair or reconstruction costs and determination of cause of loss, that are difficult to quantify and will influence the final amount of claim settlements. All these factors, coupled with the impact of the availability of labor and material

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

on costs, require significant judgment in the reserve setting process. A change in any one or more of these factors is likely to result in an ultimate net claim cost different from the estimated reserve. The Company’s estimates of indirect losses from residual market assessments are based on a variety of factors including, but not limited to, actual or estimated assessments provided by or received from the assessing entity, insurance industry estimates of losses and estimates of the Company’s market share in the assessable states. Actual assessments may differ materially from these estimated amounts.

NOTE 20. OTHER REINSURANCE

In addition to the reinsurance programs described in Note 19, “Catastrophe Reinsurance,” to the Consolidated Financial Statements, Unitrin’s insurance subsidiaries utilize other reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and to minimize exposures on larger risks. The ceding of insurance does not discharge the primary liability of the original insurer. Accordingly, insurance reserve liabilities are reported gross of any estimated recovery from reinsurers in the Consolidated Balance Sheets. Amounts recoverable from reinsurers are estimated in a manner consistent with the insurance reserve liability and are included in Other Receivables in the Consolidated Balance Sheets.

Earned Premiums assumed and ceded on long-duration policies were not material for the years ended December 31, 2007, 2006 and 2005. Earned Premiums ceded on short-duration policies were not material for the years ended December 31, 2007, 2006 and 2005. Certain insurance subsidiaries assume business from other insurance companies and involuntary pools. Earned Premiums assumed on short-duration policies for the years ended December 31, 2007, 2006 and 2005 were:

DOLLARS IN MILLIONS	2007	2006	2005
Earned Premiums Assumed From:
Capitol	$53.3	$56.2	$54.8
ORCC	10.8	11.3	–
Milwaukee Insurance Company	0.6	3.0	3.4
Other	2.5	2.3	11.8

Total Earned Premiums Assumed	$67.2	$72.8	$70.0

Effective January 1, 2007, Trinity, a subsidiary of Unitrin, and Milwaukee Insurance Company (“MIC”) entered into a new quota share reinsurance agreement whereby Trinity assumes 100% of policy liabilities occurring on MIC’s direct book of business on or after January 1, 2007, which business is administered by the Unitrin Business Insurance unit and the Kemper segment. Prior to January 1, 2007, Trinity and MIC were parties to a quota share reinsurance agreement whereby Trinity assumed 95% of the business written by MIC (administered by the Unitrin Business Insurance unit and the Kemper segment) and 95% of the business that MIC assumed from First NonProfit Insurance Company (“FNP”). The new quota share reinsurance agreement amended the 95% quota share reinsurance agreement so that policy liabilities occurring on MIC’s in-force direct book of business prior to January 1, 2007 remain ceded under the 95% agreement, as do FNP policy liabilities incurred prior to January 1, 2007. In connection with the new quota share reinsurance agreement, Trinity transferred to MIC the unearned premium reserves maintained by Trinity related to the FNP business, net of a ceding commission. MIC was owned by Mutual Insurers Holding Company (“MIHC”), which in turn was owned by MIC’s policyholders. Similarly, FNP was owned by First NonProfit Mutual Holding Company (“FNMHC”), which was owned by FNP’s policyholders. In November 2007, MIHC and FNMHC merged, and, accordingly, MIC and FNP became subsidiaries of the merged company. In the past, certain employees of the Company and its subsidiaries have been members of the boards of directors of one or more of MIC, MIHC, FNP and FHMHC. Effective in November 2007 and prior to the merger, the last remaining representatives of the Company resigned such board memberships. Accordingly, the only relationship that currently exists among the Company and/or its employees and these companies is the relationship of Trinity as a reinsurer of certain business pursuant to the above mentioned quota reinsurance agreement between Trinity and MIC.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

Trinity and Capitol are parties to a quota share reinsurance agreement whereby, effective August 1, 2005, Trinity assumes 100% of the business written by Capitol. Prior to August 1, 2005, Trinity assumed 95% of the business written by Capitol. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Five employees of the Company serve as directors of Capitol’s five member board of directors. Nine employees of the Company also serve as directors of Capitol’s wholly owned subsidiary’s, ORCC, nine member board of directors. Trinity and ORCC are parties to a quota share reinsurance agreement whereby, effective January 1, 2006, Trinity assumes 100% of the business written by ORCC. Prior to January 1, 2006, Trinity did not assume business written by ORCC. Reliable, a subsidiary of Unitrin, provides certain administrative services to Capitol and ORCC. In addition, agents appointed by Reliable and employed by Unitrin’s subsidiary, United Insurance, are also appointed by Capitol and ORCC to sell property insurance products. United Insurance also provides claims administration services to ORCC. The Company also provides certain investment services to Capitol and ORCC.

NOTE 21. CONTINGENCIES

In the ordinary course of their businesses, Unitrin and its subsidiaries are involved in a number of legal proceedings including lawsuits and regulatory examinations and inquiries. Some of these proceedings include matters particular to the Company or one or more of its subsidiaries, while others pertain to business practices in the industries in which Unitrin or its subsidiaries operate. Some lawsuits seek class action status that, if granted, could expose Unitrin or its subsidiaries to potentially significant liability by virtue of the size of the putative classes. These matters can raise complicated issues and are subject to many uncertainties, including but not limited to: (i) the underlying facts of the matter; (ii) unsettled questions of law; (iii) issues unique to the jurisdiction where the matter is pending; (iv) damage claims, including claims for punitive damages, that are disproportionate to the actual economic loss incurred; and (v) the legal, regulatory and political environment faced by large corporations generally and the insurance and banking sectors specifically. Accordingly, the outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular points in time are in most cases difficult or impossible to ascertain with any degree of certainty.

During the course of 2007, Unitrin and certain of its subsidiaries, like many property and casualty insurers, were forced to defend a growing number of individual lawsuits, mass actions and statewide putative class actions in Louisiana and Texas arising out of Hurricanes Katrina and Rita. In these matters, the plaintiffs seek compensatory and punitive damages and equitable relief. The Company and its relevant subsidiaries believe they have meritorious defenses to these proceedings and are defending them vigorously.

Fireside Bank is defending two class action lawsuits in California state courts alleging that its post-repossession notices to defaulting borrowers failed to comply with certain aspects of California law. The plaintiffs seek: (i) compensatory damages, including a refund of deficiency balances collected from customers who received the allegedly defective notices; (ii) punitive damages; and (iii) equitable relief. A statewide class has been certified in one of these matters. Fireside Bank has successfully moved to have these two cases treated on a coordinated basis going forward. Fireside Bank is contesting the allegations that its post-repossession notices were deficient and believes it has meritorious defenses to these lawsuits.

The Company believes that resolution of its pending legal proceedings will not have a material adverse effect on the Company’s financial position. However, given the unpredictability of the legal environment, there can be no assurance that one or more of these matters will not produce a loss which could have a material adverse effect on the Company’s financial results for any given period.

The legal and regulatory environment within which Unitrin and its subsidiaries conduct their business is often unpredictable. Industry practices that were considered legally-compliant and reasonable for years may suddenly

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

be deemed unacceptable by virtue of an unexpected court or regulatory ruling. Anticipating such shifts in the law and the impact they may have on the Company and its operations is a difficult task.

NOTE 22. RELATED PARTIES

One of Unitrin’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. Certain of the Company’s insurance company subsidiaries and FS&C are parties to agreements under which FS&C provides investment management services to these subsidiaries. In addition, FS&C provides investment management services with respect to certain funds of the Company’s pension plans. The agreements governing those arrangements are terminable by either party at any time on 30 days advance written notice.

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based upon the fair market value of the assets under management. The Company and the Company’s pension plans had $226.2 million and $99.6 million, respectively, in assets with FS&C for investment management at December 31, 2007. The Company and the Company’s pension plans had $208.2 million and $92.4 million, respectively, in assets with FS&C for investment management at December 31, 2006. The Company and the Company’s pension plans paid, in the aggregate, $0.8 million and $0.7 million to FS&C in 2007 and 2006.

With respect to the Company’s 401(k) Savings Plan, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services rendered to the Dreyfus Appreciation Fund. Participants in the Company’s 401(k) Savings Plan had allocated $25.3 million for investment in the Dreyfus Appreciation Fund at December 31, 2007, representing 9% of the total amount invested in the Company’s 401(k) Savings Plan. Participants in the Company’s 401(k) Savings Plan had allocated $27.0 million for investment in the Dreyfus Appreciation Fund Plan at December 31, 2006, representing 10% of the total amount invested in the Company’s 401(k) Savings.

During 2005, the Company’s Life and Health Insurance segment paid $2.6 million to purchase the next generation of the segment’s handheld computers from Intermec. During 2007, the Company’s Life and Health Insurance segment paid $0.3 million to Intermec for maintenance of the handhelds.

The Company believes that the transactions described above have been entered into on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

As described in Note 20, “Other Reinsurance,” to the Consolidated Financial Statements, the Company also has certain relationships with mutual insurance holding companies which are owned by the policy-holders of their insurance subsidiaries.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 23. QUARTERLY FINANCIAL INFORMATION

	THREE MONTHS ENDED (UNAUDITED)				YEAR ENDED
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	MARCH 31, 2007	JUNE 30, 2007	SEPT. 30, 2007	DEC. 31, 2007	DEC. 31, 2007
Revenues:
Earned Premiums	$562.5	$570.2	$579.9	$574.3	$2,286.9
Automobile Finance Revenues	63.0	64.9	66.5	65.8	260.2
Net Investment Income	78.6	80.2	76.0	71.9	306.7
Other Income	1.0	1.2	0.5	0.8	3.5
Net Realized Investment Gains	22.5	17.0	12.5	10.5	62.5

Total Revenues	727.6	733.5	735.4	723.3	2,919.8

Expenses:
Policyholders’ Benefits and Incurred
Losses and Loss Adjustment Expenses	387.2	397.2	383.6	404.3	1,572.3
Insurance Expenses	171.6	174.2	179.6	180.4	705.8
Automobile Finance Expenses	42.1	43.7	61.5	125.2	272.5
Interest Expense on Certificates of Deposit	13.6	14.2	15.2	15.7	58.7
Interest and Other Expenses	16.1	20.0	16.1	14.7	66.9

Total Expenses	630.6	649.3	656.0	740.3	2,676.2

Income (Loss) from Continuing Operations before Income Taxes and Equity in Net Income of Investee	97.0	84.2	79.4	(17.0)	243.6
Income Tax Expense (Benefit)	30.0	24.9	22.7	(21.8)	55.8

Income from Continuing Operations before Equity in Net Income of Investee	67.0	59.3	56.7	4.8	187.8
Equity in Net (Loss) Income of Investee	0.4	(0.6)	0.9	0.5	1.2

Income from Continuing Operations	67.4	58.7	57.6	5.3	189.0

Discontinued Operations:
Income from Discontinued Operations Before Income Taxes	5.8	3.7	8.7	18.9	37.1
Income Tax Expense	0.8	0.2	2.0	5.3	8.3

Income from Discontinued Operations	5.0	3.5	6.7	$13.6	$28.8

Net Income	$72.4	$62.2	$64.3	$18.9	$217.8

Income Per Share from Continuing Operations (a)	$1.01	0.89	$0.89	$0.08	$2.88
Income Per Share from Discontinued Operations (a)	0.07	0.05	0.10	0.21	0.44

Net Income Per Share (a)	$1.08	$0.94	$0.99	$0.29	$3.32

Income Per Share from Continuing Operations
Assuming Dilution (a)	$1.01	$0.89	$0.88	$0.08	$2.87
Income Per Share from Discontinued Operations
Assuming Dilution	0.07	0.05	0.10	0.21	0.43

Net Income Per Share Assuming Dilution (a)	$1.08	$0.94	$0.98	$0.29	$3.30

(a)	The sum of quarterly per share amounts does not equal per share amounts for the year due to differences in weighted-average shares and/or equivalent shares outstanding for each of the periods presented.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

	THREE MONTHS ENDED (UNAUDITED)				YEAR ENDED
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	MARCH 31, 2006	JUNE 30, 2006	SEPT. 30, 2006	DEC. 31, 2006	DEC. 31, 2006
Revenues:
Earned Premiums	$567.0	$577.2	$575.1	$571.2	$2,290.5
Automobile Finance Revenues	57.5	60.7	63.3	63.5	245.0
Net Investment Income	68.6	69.8	72.4	70.0	280.8
Other Income	0.8	0.9	11.7	1.0	14.4
Net Realized Investment Gains	11.6	9.0	3.1	2.8	26.5

Total Revenues	705.5	717.6	725.6	708.5	2,857.2

Expenses:
Policyholders’ Benefits and Incurred
Losses and Loss Adjustment Expenses	381.7	382.9	361.0	383.1	1,508.7
Insurance Expenses	175.7	181.0	182.0	173.3	712.0
Automobile Finance Expenses	34.3	35.3	40.5	44.1	154.2
Interest Expense on Certificates of Deposit	10.9	12.0	13.2	13.7	49.8
Interest and Other Expenses	15.9	15.8	15.5	15.3	62.5

Total Expenses	618.5	627.0	612.2	629.5	2,487.2

Income before Income Taxes and Equity in Net Income of Investee	87.0	90.6	113.4	79.0	370.0
Income Tax Expense	26.9	29.3	35.0	23.8	115.0

Income before Equity in Net Income of Investee	60.1	61.3	78.4	55.2	255.0
Equity in Net Income of Investee	5.4	1.8	1.4	0.6	9.2

Income from Continuing Operations	65.5	63.1	79.8	55.8	264.2

Discontinued Operations:
Income (Loss) from Discontinued Operations Before Income Taxes	(1.0)	7.7	7.7	6.9	21.3
Income Tax Expense (Benefit)	(1.5)	1.4	1.4	1.1	2.4

Income from Discontinued Operations	0.5	6.3	6.3	5.8	18.9

Net Income	$66.0	$69.4	$86.1	$61.6	$283.1

Income Per Share from Continuing Operations	$0.95	$0.93	$1.18	$0.83	$3.89
Income Per Share from Discontinued Operations	0.01	0.09	0.09	0.09	0.28

Net Income Per Share	$0.96	$1.02	$1.27	$0.92	$4.17

Income Per Share from Continuing Operations
Assuming Dilution (a)	$0.95	$0.92	$1.18	$0.83	$3.87
Income Per Share from Discontinued Operations
Assuming Dilution (a)	0.01	0.09	0.09	0.08	0.28

Net Income Per Share Assuming Dilution	$0.96	$1.01	$1.27	$0.91	$4.15

(a)	The sum of quarterly per share amounts does not equal per share amounts for the year due to differences in weighted-average shares and equivalent shares outstanding for each of the periods presented.

Report of Independent Registered Public Accounting Firm

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF UNITRIN, INC.

We have audited the accompanying consolidated balance sheets of Unitrin, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unitrin, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes in 2007 and defined benefit pension and other postretirement plans in 2006.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 4, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

We, as management of the Company, are responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2007.

The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of Unitrin’s consolidated financial statements, has issued an attestation report on the effectiveness of management’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ DONALD G. SOUTHWELL	/S/ ERIC J. DRAUT
Donald G. Southwell	Eric J. Draut
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 4, 2008

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The attestation report of the independent registered public accounting firm, Deloitte & Touche LLP, on the Company’s internal control over financial reporting is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the sections captioned “Election of Directors,” “Unitrin Executive Officers,” “Ownership of Unitrin Common Stock” and “Corporate Governance” in the Proxy Statement for the 2008 Annual Meeting of Shareholders of Unitrin. Unitrin plans to file such proxy statement within 120 days after December 31, 2007, the end of Unitrin’s fiscal year.

The Company’s code of ethics applicable to its chief executive officer, chief financial officer and principal accounting officer (“Code of Ethics for Senior Financial Executives”) is posted in the Governance section of the Company’s website (unitrin.com). The Company also intends to disclose any future amendments to, and any waivers from (though none are anticipated), the Code of Ethics for Senior Financial Executives in the Governance section of its website.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement for the 2008 Annual Meeting of Shareholders of Unitrin. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the table below and incorporated herein by reference to the section captioned “Ownership of Unitrin Common Stock” in the Proxy Statement for the 2008 Annual Meeting of Shareholders of Unitrin.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs (1)
Equity Compensation Plans Approved by Security Holders	5,275,958	46.95	2,551,384
Equity Compensation Plans Not Approved by Security Holders	–	–	–

Total	5,275,958	46.95	2,551,384

(1)	In addition to shares available for issuance under the Company’s four stock option plans, this number includes 783,328 shares of restricted stock available for issuance under the Company’s 2005 Restricted Stock and Restricted Stock Unit Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference to the sections captioned “Related Person Transactions” and “Director Independence” in the Proxy Statement for the 2008 Annual Meeting of Shareholders of Unitrin.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the section captioned “Independent Registered Public Accountant” in the Proxy Statement for the 2008 Annual Meeting of Shareholders of Unitrin.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report

1.	Financial Statements. The consolidated balance sheets of Unitrin and subsidiaries as of December 31, 2007 and 2006, and the consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for the years ended December 31, 2007, 2006 and 2005, together with the notes thereto and the report of Deloitte & Touche LLP thereon appearing in Item 8 are included in this 2007 Annual Report on Form 10-K.

2.	Financial Statement Schedules. The following five financial statement schedules are included on the pages immediately following the signature pages hereof. Schedules not listed here have been omitted because they are not applicable or not material or the required information is included in the Consolidated Financial Statements.

Schedule I Investments Other Than Investments in Related Parties

Schedule II Parent Company Financial Statements

Schedule III Supplementary Insurance Information

Schedule IV Reinsurance Schedule

Schedule VI Supplemental Information Concerning Property-Casualty Insurance Operations

The Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP, with regards to the Financial Statement Schedules listed above, is incorporated by reference to the Report of Independent Registered Public Accountant included in Item 8.

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.1 through 10.15 relate to compensatory plans incorporated by reference as exhibits hereto pursuant to Item 15(b) of Form 10-K.

3.1	Certificate of Incorporation.

3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

4.1	Rights Agreement between Unitrin, Inc. and Computershare Trust Company, N.A. as successor Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, dated as of August 4, 2004 and amended May 4, 2006 and October 9, 2006 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2004, Exhibits 4.1 and 4.2 to the Company’s Registration Statement on Form 8-A/A dated May 4, 2006 and Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A dated October 10, 2006.)

4.2	Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.3

Officer’s Certificate, including form of Senior Note with respect to the Company’s 6.00% Senior Notes due May 15, 2017 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 30, 2003.)

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.1 to the Company’s 2006 Annual Report on Form 10-K filed February 2, 2007.)

10.2	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.3	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.4	Unitrin, Inc. 2002 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.5	2005 Restricted Stock and Restricted Stock Unit Plan (Incorporated herein by reference to Appendix B to the Company’s Proxy Statement, dated March 28, 2005, in connection with the Company’s 2005 Annual Meeting of Shareholders.)

10.6	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.7	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.8	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.9	Form of Restricted Stock Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.10	Unitrin, Inc. Pension Equalization Plan, as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.11	Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.11 to the Company’s 2006 Annual Report on Form 10-K filed February 2, 2007), with the following executive officers:

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

10.12	Unitrin, Inc. Severance Plan (Incorporated herein by reference to Exhibit 10.12 to the Company’s 2006 Annual Report on Form 10-K filed February 2, 2007.)

10.13	Unitrin, Inc. Incentive Bonus Plan, dated February 3, 2004 (Incorporated herein by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2004, in connection with the Company’s 2004 Annual Meeting of Shareholders.)

10.14	Unitrin, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2008.

10.15	Credit Agreement, dated as of June 24, 2005, by and among Unitrin, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent, letter of credit issuer and swing line lender, Wells Fargo Bank, National Association, individually and as syndication agent, and Wachovia Bank, N.A., individually and as documentation agent (Incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed June 27, 2005.)

12	Ratios of Earned to Fixed Charges

13	Shareholders’ Letter (forms a part of MD&A)

21	Subsidiaries of Unitrin, Inc.

23	Consent of Deloitte & Touche LLP

24	Power of Attorney (included on the signature page hereof)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

(b)	Exhibits. Included in Item 15(a)3 above

(c)	Financial Statement Schedules. Included in Item 15(a)2 above

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints each of Donald G. Southwell, President and Chief Executive Officer, Eric J. Draut, Executive Vice President and Chief Financial Officer, and Scott Renwick, Senior Vice President, General Counsel and Secretary, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the SEC, any and all amendments to this 2007 Annual Report on Form 10-K of Unitrin, Inc., together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Unitrin, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the SEC in respect thereof, which amendments may make such other changes in the 2007 Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Unitrin, Inc. has duly caused this 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2008.

UNITRIN, INC. (Registrant)

By:	/S/ DONALD G. SOUTHWELL
Donald G. Southwell
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Unitrin, Inc. in the capacities indicated on February 4, 2008.

Signature	Title

/S/ RICHARD C. VIE Richard C. Vie	Chairman and Director

/S/ DONALD G. SOUTHWELL Donald G. Southwell	President, Chief Executive Officer and Director

/S/ ERIC J. DRAUT Eric J. Draut	Executive Vice President, Chief Financial Officer and Director (principal financial officer)

/S/ RICHARD ROESKE Richard Roeske	Vice President and Chief Accounting Officer (principal accounting officer)

/S/ JAMES E. ANNABLE James E. Annable	Director

/S/ DONALD V. FITES Donald V. Fites	Director

/S/ DOUGLAS G. GEOGA Douglas G. Geoga	Director

Signature	Title

/S/ REUBEN L. HEDLUND Reuben L. Hedlund	Director

/S/ JERROLD V. JEROME Jerrold V. Jerome	Director

/S/ WILLIAM E. JOHNSTON, JR. William E. Johnston, Jr.	Director

/S/ WAYNE KAUTH Wayne Kauth	Director

/S/ FAYEZ S. SAROFIM Fayez S. Sarofim	Director

/S/ ANN E. ZIEGLER Ann E. Ziegler	Director

SCHEDULE I

UNITRIN, INC. AND SUBSIDIARIES

INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2007

(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$1,099.8	$1,108.7	$1,108.7
States, Municipalities and Political Subdivisions	1,321.9	1,364.1	1,364.1
Corporate Securities:
Other Bonds and Notes	1,107.9	1,133.2	1,133.2
Redemptive Preferred Stocks	79.3	80.7	80.7

Total Investments in Fixed Maturities	3,608.9	3,686.7	3,686.7

Northrop Preferred Stock	177.5	258.5	258.5
Northrop Common Stock	245.5	447.5	447.5
Other Equity Securities:
Preferred Stocks	82.2	87.4	87.4
Common Stocks	324.9	477.1	477.1
Other Equity Interests	29.4	33.1	33.1

Total Investments in Other Equity Securities	436.5	597.6	597.6

Investee (A)
Intermec	90.7	257.1	90.7

Total Investee	90.7	257.1	90.7

Loans, Real Estate and Other Investments	706.7	XXX.X	706.7
Short-term Investments	658.7	XXX.X	658.7

Total Investments	$5,924.5		$6,446.4

(A)—Amortized Cost = Cost Plus Cumulative Undistributed Earnings.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHI-1

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY BALANCE SHEETS

December 31, 2007 and 2006

(Dollars in Millions)

	December 31, 2007	December 31, 2006
ASSETS
Investments in Subsidiaries	$2,639.8	$2,593.3
Northrop Preferred Stock at Fair Value (Cost: 2007 – $186.9; 2006 – $186.9)	258.5	236.0
Northrop Common Stock at Fair Value (Cost: 2007 – $69.3; 2006 – $74.9)	83.3	94.0
Notes Receivable from Subsidiary, 10.00% Due 2010	20.0	20.0
Other Equity Securities at Fair Value (Cost: 2007 – $5.9; 2006 – $4.2)	6.7	5.8
Short-term Investments	65.9	40.0
Cash	1.7	0.8
Other Receivables	8.4	3.1
Other Assets	0.5	0.4

Total Assets	$3,084.8	$2,993.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior Notes Payable, 6.00% due 2017 (Fair Value: 2007 – $344.3)	$355.0	$–
Senior Notes Payable, 4.875% due 2010 (Fair Value: 2007 – $200.0; 2006 – $195.0)	199.1	198.8
Senior Notes Payable, 5.75% due 2007 (Fair Value: 2006 – $300.2)	–	299.6
Accrued Expenses and Other Liabilities	232.9	211.0

Total Liabilities	787.0	709.4

Shareholders’ Equity:
Common Stock	6.4	6.7
Additional Paid-in Capital	781.3	759.1
Retained Earnings	1,185.3	1,231.2
Accumulated Other Comprehensive Income	324.8	287.0

Total Shareholders’ Equity	2,297.8	2,284.0

Total Liabilities and Shareholders’ Equity	$3,084.8	$2,993.4

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-1

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in Millions)

	Years Ended December 31,
	2007	2006	2005
Net Investment Income	$26.1	$14.6	$15.6
Net Realized Investment Gains	22.6	2.2	0.8

Total Revenues	48.7	16.8	16.4

Interest Expense	33.5	28.5	28.4
Other Operating (Income) Expenses	(1.9)	0.4	–

Total Operating Expenses	31.6	28.9	28.4

Income (Loss) before Income Taxes and Equity in Net Income of Subsidiaries	17.1	(12.1)	(12.0)
Income Tax Benefit (Expense)	(0.3)	7.0	7.6

Income (Loss) before Equity in Net Income of Subsidiaries	16.8	(5.1)	(4.4)
Equity in Net Income of Subsidiaries	201.0	288.2	259.9

Net Income	$217.8	$283.1	$255.5

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-2

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in Millions)

	Years Ended December 31,
	2007	2006	2005
Operating Activities:
Net Income	$217.8	$283.1	$255.5
Adjustment Required to Reconcile Net Income to Net Cash Provided by Operations:
Equity in Net Income of Subsidiaries	(201.0)	(288.2)	(259.9)
Cash Dividends from Subsidiaries	157.6	221.8	299.5
Net Realized Investment Gains	(22.6)	(2.2)	(0.7)
Other, Net	15.6	13.0	2.3

Net Cash Provided by Operating Activities	167.4	227.5	296.7

Investing Activities:
Capital Contributed to Subsidiary	(52.0)	–	–
Sale of Subsidiary	4.0	–	–
Purchase of Reliable from Subsidiary	–	–	(174.0)
Issuance of Note Receivable to Subsidiary	–	–	(20.0)
Sales of Common Stocks to Unaffiliates	105.6	12.7	11.1
Change in Short-term Investments	(25.9)	(39.0)	33.0
Other, Net	–	–	(0.9)

Net Cash Provided (Used) by Investing Activities	31.7	(26.3)	(150.8)

Financing Activities:
Notes Payable Proceeds:
Senior Notes Payable Issued	354.8	–	–
Revolving Credit Agreement	–	40.0	40.0
Notes Payable Payments:
Senior Notes Payable Repaid	(300.0)	–	–
Revolving Credit Agreement	–	(40.0)	(40.0)
Cash Dividends Paid	(119.9)	(119.8)	(117.4)
Common Stock Repurchases	(139.5)	(89.9)	(48.9)
Exercise of Stock Options	5.1	6.8	15.7
Excess Tax Benefits on Share Based Awards	1.3	2.3	–

Net Cash Used by Financing Activities	(198.2)	(200.6)	(150.6)

Increase (Decrease) in Cash	0.9	0.6	(4.7)
Cash, Beginning of Year	0.8	0.2	4.9

Cash, End of Year	$1.7	$0.8	$0.2

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-3

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in Millions)

	Years Ended December 31,
	2007	2006	2005
Net Income	$217.8	$283.1	$255.5
Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Year:
Securities Held by Subsidiaries	85.9	72.3	17.1
Securities Held by Parent	35.5	21.5	2.5
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	(34.1)	(23.7)	(16.9)
Securities Held by Parent	(18.1)	(1.8)	(0.6)

Unrealized Holding Gains (Losses)	69.2	68.3	2.1

Unrecognized Postretirement Benefit Costs Arising During the Year	(5.0)	–	–
Amortization of Unrecognized Postretirement Benefit Costs	(2.0)	–	–

Net Unrecognized Postretirement Benefit Costs	(7.0)	–	–

Equity in Other Comprehensive Income (Loss) of Subsidiary	1.2	(2.1)	0.3

Other Comprehensive Income before Income Taxes	63.4	66.2	2.4

Income Tax Benefit (Expense):
Unrealized Holding Gains (Losses) Arising During the Year:
Securities Held by Subsidiaries	(30.8)	(25.4)	(6.0)
Securities Held by Parent	(12.4)	(7.5)	(0.8)
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	12.0	8.5	5.9
Securities Held by Parent	6.3	0.6	0.2

Unrealized Holding Gains (Losses)	(24.9)	(23.8)	(0.7)

Unrecognized Postretirement Benefit Costs Arising During the Year	1.4	–	–
Amortization of Unrecognized Postretirement Benefit Costs	0.6	–	–

Net Unrecognized Postretirement Benefit Costs	2.0	–	–

Equity in Other Comprehensive Income (Loss) of Subsidiary	(0.4)	0.7	(0.1)

Income Tax Benefit (Expense)	(23.3)	(23.1)	(0.8)

Other Comprehensive Income	40.1	43.1	1.6

Total Comprehensive Income	$257.9	$326.2	$257.1

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-4

SCHEDULE III

UNITRIN, INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in Millions)

	Year Ended December 31,								December 31,
	Premiums	Premiums Written		Other Income	Net Investment Income	Insurance Claims and Policy- holders’ Benefits	Amortization Of Deferred Policy Acquisition Costs	Other Insurance Expenses	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
2007
Kemper	$926.3		$935.0	$0.5	$48.4	$618.1	$163.5	$101.0	$76.6	$502.4	$439.7
Unitrin Specialty	449.3		445.4	0.1	21.2	340.9	56.6	35.8	18.5	278.6	144.7
Unitrin Direct	257.6		247.6	0.4	9.7	219.3	11.0	77.8	16.3	142.6	74.1
Life and Health (1)	653.7		N/A	1.2	190.6	394.0	69.3	222.1	326.0	2,544.3	29.4
Other	–		N/A	1.3	36.8	–	–	(31.3)	–	388.0	34.3

Total	$2,286.9	$	N/A	$3.5	$306.7	$1,572.3	$300.4	$405.4	$437.4	$3,855.9	$722.2

2006
Kemper	$944.6		$955.0	$0.4	$49.1	$586.2	$165.4	$110.4	$77.0	$534.1	$430.8
Unitrin Specialty	444.4		444.3	–	21.8	335.6	60.9	31.1	17.8	293.4	148.6
Unitrin Direct	225.9		182.5	0.4	9.0	182.3	10.4	52.7	3.3	106.8	71.6
Life and Health (1)	675.6		N/A	11.2	178.3	404.6	71.5	236.7	329.7	2,493.0	28.8
Other	–		N/A	2.4	22.6	–	–	(27.1)	16.9	491.4	99.1

Total	$2,290.5	$	N/A	$14.4	$280.8	$1,508.7	$308.2	$403.8	$444.7	$3,918.7	$778.9

2005
Kemper	$945.7		$958.4	$0.6	$48.1	$625.9	$168.7	$120.4
Unitrin Specialty	453.2		450.4	–	20.6	335.1	66.6	29.4
Unitrin Direct	221.3		223.2	0.2	8.6	173.4	9.0	46.2
Life and Health (1)	667.5		N/A	6.2	157.1	414.3	78.6	246.2
Other	–		N/A	2.5	23.2	–	–	(28.5)

Total	$2,287.7	$	N/A	$9.5	$257.6	$1,548.7	$322.9	$413.7

(1)	The Company’s Life and Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life and Health Insurance segment.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHIII-1

SCHEDULE IV

UNITRIN, INC.

REINSURANCE SCHEDULE

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2007:
Life Insurance in Force	$20,177.0	$642.7	$–	$19,534.3	$–

Premiums
Life Insurance	$388.6	$0.8	$–	$387.8	–
Accident and Health Insurance	157.6	(0.3)	–	157.9	–
Property and Liability Insurance	1,716.2	42.2	67.2	1,741.2	3.9%

Total Premiums	$2,262.4	$42.7	67.2	$2,286.9	2.9%

Year Ended December 31, 2006:
Life Insurance in Force	$20,767.3	$687.4	$–	$20,079.9	–

Premiums
Life Insurance	$401.6	$0.9	$–	$400.7	–
Accident and Health Insurance	158.3	–	–	158.3	–
Property and Liability Insurance	1,692.7	34.1	72.9	1,731.5	4.2%

Total Premiums	$2,252.6	$35.0	$72.9	$2,290.5	3.2%

Year Ended December 31, 2005:
Life Insurance in Force	$21,026.9	$729.2	$–	$20,297.7	–

Premiums
Life Insurance	$402.2	$0.9	$–	$401.3	–
Accident and Health Insurance	161.3	0.8	–	160.5	–
Property and Liability Insurance	1,687.0	31.1	70.0	1,725.9	4.1%

Total Premiums	$2,250.5	$32.8	$70.0	$2,287.7	3.1%

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHIV-1

SCHEDULE VI

UNITRIN, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

(Dollars in Millions)

	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount	Unearned Premiums	Earned Premiums	Net Investment Income	Claim and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
Affiliation							Current Year	Prior Years
Year Ended December 31, 2007:
(a) Consolidated property casualty entities	$112.1	$1,322.9	$–	$696.2	$1,741.2	$80.0	$1,290.6	$(55.4)	$240.7	$1,264.9	$1,735.6

(b) Unconsolidated property casualty entities	$15.0	$–	$–	$50.8	$171.5	$25.3	$117.3	$(45.7)	$29.9	$123.2	$161.5

Year Ended December 31, 2006:
(a) Consolidated property casualty entities	$115.8	$1,432.6	$–	$753.4	$1,731.5	$80.5	$1,221.3	$(65.8)	$249.0	$1,161.5	$1,698.2

(b) Unconsolidated property casualty entities	$–	$–	$–	$–	$188.2	$28.2	$134.6	$(25.8)	$34.4	$130.7	$189.6

Year Ended December 31, 2005:
(a) Consolidated property casualty entities					$1,725.9	$78.0	$1,267.2	$(77.6)	$256.7	$1,121.5	$1,737.8

(b) Unconsolidated property casualty entities					$190.6	$28.2	$131.1	$(14.5)	$32.1	$143.9	$187.1

Amounts reported in (b) above represent amounts for Unitrin Business Insurance which is reported as a discontinued operation in the Company's financial statements. The Company has no 50%-or-less-owned property and casualty equity investees. Accordingly, amounts for category (c) are omitted from the table.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHVI-1