Form 10-Q
period 2008-03-31
UNITRIN INC
filed 2008-05-05
CIK 860748

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2008

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

62,767,507 shares of common stock, $0.10 par value, were outstanding as of May 2, 2008.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues:
Earned Premiums	$575.9	$562.5
Automobile Finance Revenues	63.4	63.0
Net Investment Income	55.9	78.6
Other Income	0.5	1.0
Net Realized Investment Gains	6.2	22.5

Total Revenues	701.9	727.6

Expenses:
Policyholders’ Benefits and Incurred
Losses and Loss Adjustment Expenses	410.7	387.2
Insurance Expenses	172.3	171.6
Automobile Finance Expenses	53.9	42.1
Interest Expense on Certificates of Deposits	15.7	13.6
Interest and Other Expenses	16.7	16.1

Total Expenses	669.3	630.6

Income from Continuing Operations before Income
Taxes and Equity in Net Income of Investee	32.6	97.0
Income Tax Expense	(7.6)	(30.0)

Income from Continuing Operations before Equity in Net Income of Investee	25.0	67.0
Equity in Net Income of Investee	2.2	0.4

Income from Continuing Operations	27.2	67.4

Discontinued Operations:
Income (Loss) from Discontinued Operations before Income Taxes	(8.9)	5.8
Income Tax Benefit (Expense)	4.2	(0.8)

Income (Loss) from Discontinued Operations	(4.7)	5.0

Net Income	$22.5	$72.4

Income Per Share from Continuing Operations	$0.43	$1.01
Income (Loss) Per Share from Discontinued Operations	(0.08)	0.07

Net Income Per Share	$0.35	$1.08

Income Per Share from Continuing
Operations Assuming Dilution	$0.43	$1.01
Income (Loss) Per Share from Discontinued
Operations Assuming Dilution	(0.08)	0.07

Net Income Per Share Assuming Dilution	$0.35	$1.08

Dividends Paid Per Share	$0.470	$0.455

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2008 - $3,555.5; 2007 - $3,608.9)	$3,623.6	$3,686.7
Northrop Grumman Corporation Preferred Stock at Fair Value (Cost: 2007 - $177.5)	—	258.5
Northrop Grumman Corporation Common Stock at Fair Value (Cost: 2008 - $407.4; 2007 - $245.5)	669.5	447.5
Other Equity Securities at Fair Value (Cost: 2008 - $492.4; 2007 - $436.5)	609.0	597.6
Investee (Intermec) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2008 - $280.9; 2007 - $257.1)	98.5	90.7
Short-term Investments at Cost which Approximates Fair Value	607.8	658.7
Other	752.2	706.7

Total Investments	6,360.6	6,446.4

Cash	54.0	103.1
Automobile Loan Receivables at Cost (Fair Value: 2008 - $1,221.7; 2007 - $1,230.3)	1,199.6	1,213.5
Other Receivables	652.2	634.8
Deferred Policy Acquisition Costs	442.6	437.4
Goodwill	314.7	314.7
Other Assets	125.8	127.1
Assets of Discontinued Operations	129.1	128.0

Total Assets	$9,278.6	$9,405.0

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$2,546.8	$2,533.0
Property and Casualty	1,320.8	1,322.9

Total Insurance Reserves	3,867.6	3,855.9

Certificates of Deposits at Cost (Fair Value: 2008 - $1,296.0; 2007 - $1,269.7)	1,262.2	1,274.3
Unearned Premiums	745.1	722.2
Liabilities for Income Taxes	216.4	262.5
Notes Payable at Amortized Cost (Fair Value: 2008—$547.3; 2007—$550.3)	560.3	560.1
Accrued Expenses and Other Liabilities	379.1	380.9
Liabilities of Discontinued Operations	57.8	51.3

Total Liabilities	7,088.5	7,107.2

Shareholders’ Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 62,728,538 Shares Issued and Outstanding at March 31, 2008 and 64,254,818 Shares Issued and Outstanding at December 31, 2007	6.3	6.4
Paid-in Capital	765.5	781.3
Retained Earnings	1,139.7	1,185.3
Accumulated Other Comprehensive Income	278.6	324.8

Total Shareholders’ Equity	2,190.1	2,297.8

Total Liabilities and Shareholders’ Equity	$9,278.6	$9,405.0

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Operating Activities:
Net Income	$22.5	$72.4
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(5.4)	(4.3)
Equity in Net Income of Investee before Taxes	(3.4)	(0.6)
Equity in Losses (Earnings) of Limited Liability Investment Companies and Limited Partnerships	9.6	(8.4)
Distribution of Accumulated Earnings of Limited Liability Investment Companies and Limited Partnerships	0.8	9.7
Amortization of Investment Securities and Depreciation of Investment Real Estate	2.6	1.8
Provision for Loan Losses	27.2	16.5
Depreciation of Property and Equipment	5.3	5.0
(Increase) Decrease in Other Receivables	(19.7)	12.1
Increase (Decrease) in Insurance Reserves	10.9	(10.3)
Increase (Decrease) in Unearned Premiums	29.3	(1.0)
Increase (Decrease) in Liabilities for Income Taxes	(21.5)	30.4
Increase (Decrease) in Accrued Expenses and Other Liabilities	(11.1)	1.3
Net Realized Investment Gains	(6.2)	(22.5)
Other, Net	10.4	3.4

Net Cash Provided by Operating Activities	51.3	105.5

Investing Activities:
Sales and Maturities of Fixed Maturities	382.8	102.7
Purchases of Fixed Maturities	(330.1)	(35.1)
Sales of Northrop Grumman Corporation Common Stock	25.9	46.1
Sales of Other Equity Securities	35.3	12.1
Purchases of Other Equity Securities	(94.1)	(12.6)
Acquisition and Improvements of Investment Real Estate	(7.4)	(1.5)
Acquisitions of Limited Liability Investment Companies and Limited Partnerships	(49.4)	(18.8)
Change in Short-term Investments	51.0	(215.4)
Change in Automobile Loan Receivables	(14.6)	(41.7)
Change in Other Investments	(1.5)	(0.5)
Other, Net	(6.4)	(3.1)

Net Cash Used by Investing Activities	(8.5)	(167.8)

Financing Activities:
Change in Certificates of Deposits	(12.2)	13.2
Cash Dividends Paid	(30.2)	(30.5)
Common Stock Repurchases	(52.2)	(28.0)
Cash Exercise of Stock Options	0.4	0.1
Excess Tax Benefits from Share-based Awards	0.1	0.5
Other, Net	0.9	1.0

Net Cash Used by Financing Activities	(93.2)	(43.7)

Decrease in Cash	(50.4)	(106.0)
Cash, Beginning of Year, Including Cash Reported in Discontinued Operations	104.5	157.9

Cash, End of Period, Including Cash Reported in Discontinued Operations	54.1	51.9
Cash End of Period, Reported in Discontinued Operations	(0.1)	—

Cash End of Period	$54.0	$51.9

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and include the accounts of Unitrin, Inc. (“Unitrin”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and are unaudited. All significant intercompany accounts and transactions have been eliminated. Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is not required by the rules and regulations of the SEC and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2007 (the “2007 Annual Report”).

Discontinued Operations

On December 7, 2007, the Company signed a definitive agreement to sell its Unitrin Business Insurance operations to AmTrust Financial Services, Inc. (“AmTrust”) in a cash transaction. AmTrust will acquire the renewal rights to the Unitrin Business Insurance book of business, certain legal entities and selected other assets, and the workforce that the Company currently employs to write its Unitrin Business Insurance products. The transaction is subject to approvals by insurance regulators and other customary closing conditions and is expected to close in the second quarter of 2008. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Unitrin Business Insurance operations are classified as discontinued operations. In accordance with SFAS No. 144, the Condensed Consolidated Statement of Income and related disclosures for the first quarter of 2007 have been reclassified to conform with the current presentation (see Note 2, “Discontinued Operations” to the Condensed Consolidated Financial Statements).

Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. On January 1, 2008, the Company adopted SFAS No. 157. The initial application of SFAS No. 157 did not have a material effect on the fair values reported by the Company. The additional disclosures required by SFAS No. 157 are presented in Note 13, “Fair Value Measurements.”

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On January 1, 2008, the Company adopted SFAS No. 159 and elected not to apply the provisions of SFAS No. 159 to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS No. 159 had no effect on the Company.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation (continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require: that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not anticipate that the initial application of SFAS No. 160 will have a material impact on the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with enhanced understanding of: how and why an entity uses derivative securities; how derivatives and hedges are being accounted for under SFAS No. 133; and how derivatives and hedges affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 with early adoption permitted. The Company estimates that the initial application of SFAS No. 161 will not be material.

Note 2—Discontinued Operations

The Company accounts for its Unitrin Business Insurance operations as discontinued operations in accordance with SFAS No. 144 (See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements). In accordance with SFAS No. 144, the Company has reclassified the results of Unitrin Business Insurance for the first quarter of 2007 to conform to the current presentation. The results for discontinued operations for the three months ended March 31, 2008 and 2007 are summarized below:

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007
Total Earned Premiums	$43.2	$40.8
Net Investment Income	3.7	6.8

Total Revenues	$46.9	$47.6

Income (Loss) from Discontinued
Operations before Income Taxes	$(8.9)	$5.8

It is the Company’s management reporting practice to allocate indirect overhead expenses to all of its insurance operations. In accordance with SFAS No. 144, the Company is not permitted to allocate indirect overhead expenses to discontinued operations. Accordingly, the Company’s results for discontinued operations presented above and in the Condensed Consolidated Statements of Income exclude indirect overhead expenses of $1.3 million for each of the three month periods ended March 31, 2008 and 2007.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Discontinued Operations (continued)

The components of Assets of Discontinued Operations and Liabilities of Discontinued Operations at March 31, 2008 and December 31, 2007 were:

(Dollars in Millions)	March 31, 2008	Dec. 31, 2007
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2008—$29.7; 2007—$29.7)	$30.9	$31.1
Short-term Investments at Cost which Approximates Fair Value	5.6	5.3

Total Investments	36.5	36.4

Cash	0.1	1.4
Other Receivables	41.9	39.5
Deferred Policy Acquisition Costs	15.2	15.0
Goodwill	30.0	30.0
Other Assets	5.4	5.7

Total Assets of Discontinued Operations	129.1	128.0

Liabilities:
Unearned Premiums	57.1	50.8
Accrued Expenses and Other Liabilities	0.7	0.5

Total Liabilities of Discontinued Operations	57.8	51.3

Net Assets of Discontinued Operations	$71.3	$76.7

The Company will retain Property and Casualty Insurance Reserves for unpaid insured losses that have occurred and will occur prior to the closing date of the sale. In accordance with SFAS No. 144, the Company is not permitted to report these liabilities as Liabilities of Discontinued Operations. Accordingly, Property and Casualty Insurance Reserves as reported in the Company’s Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007 include $346.6 million and $342.2 million, respectively, for unpaid insured losses incurred by Unitrin Business Insurance. However, pursuant to the provisions of SFAS No. 144, if there are any changes in the Company’s estimate of such retained liabilities after the sale, the impact of these changes will be reported as a separate component of the results of discontinued operations.

Note 3—Automobile Loan Receivables

Automobile Loan Receivables consists primarily of sub-prime loans, which are secured by automobiles, to residents of California and other western and midwestern states. Automobile Loan Receivables is stated net of unearned discount, loan fees and reserve for loan losses.

The components of Automobile Loan Receivables at March 31, 2008 and December 31, 2007 were:

(Dollars in Millions)	March 31, 2008	Dec. 31, 2007
Sales Contracts and Loans Receivable	$1,362.1	$1,390.8
Unearned Discounts and Deferred Fees	(25.9)	(28.9)

Net Automobile Loan Receivables Outstanding	1,336.2	1,361.9
Reserve for Loan Losses	(136.6)	(148.4)

Automobile Loan Receivables	$1,199.6	$1,213.5

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Automobile Loan Receivables (continued)

An aging of loan balances included in Net Automobile Loan Receivables Outstanding at March 31, 2008 and December 31, 2007 is presented below:

	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding
(Dollars in Millions)	March 31, 2008		December 31, 2007
Current Loan Balances	$898.2	67.2%	$833.1	61.2%
Delinquent Loan Balance:
Less than 30 Days Delinquent	306.9	23.0%	356.7	26.2%
30 Days to 59 Days Delinquent	92.8	6.9%	111.1	8.1%
60 Days to 89 Days Delinquent	26.6	2.0%	45.8	3.4%
Delinquent 90 Days and Greater	11.7	0.9%	15.2	1.1%

Net Automobile Loan Receivables Outstanding	1,336.2	100.0%	1,361.9	100.0%

Reserve for Loan Losses	(136.6)		(148.4)

Automobile Loan Receivables	$1,199.6		$1,213.5

Activity in the Reserve for Loan Losses for the three months ended March 31, 2008 and 2007 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007
Reserve for Loan Losses - Beginning of Year	$148.4	$68.8
Provision for Loan Losses	27.2	16.5
Net Charge-off:
Automobile Loan Receivables Charged-off	(50.3)	(29.4)
Automobile Loan Receivables Recovered	11.3	13.3

Net Charge-off	(39.0)	(16.1)

Reserve for Loan Losses - End of Period	$136.6	$69.2

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Property and Casualty Insurance Reserves

Property and Casualty Insurance Reserve activity for the three months ended March 31, 2008 and 2007 was:

(Dollars in Millions)	2008	2007
Property and Casualty Insurance Reserves -
Gross of Reinsurance at Beginning of Year	$1,322.9	$1,432.6
Less Reinsurance Recoverables at Beginning of Year	84.8	137.9

Property and Casualty Insurance Reserves -
Net of Reinsurance at Beginning of Year	1,238.1	1,294.7

Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	341.8	311.0
Discontinued Operations	32.3	28.1

Total Incurred Losses and LAE related to Current Year	374.1	339.1

Prior Years:
Continuing Operations	(18.1)	(14.7)
Discontinued Operations	1.1	(6.8)

Total Incurred Losses and LAE related to Prior Years	(17.0)	(21.5)

Total Incurred Losses and LAE	357.1	317.6

Paid Losses and LAE Related to:
Current Year:
Continuing Operations	147.5	128.2
Discontinued Operations	5.3	7.0

Total Paid Losses and LAE related to Current Year	152.8	135.2

Prior Years:
Continuing Operations	180.0	176.6
Discontinued Operations	23.9	24.0

Total Paid Losses and LAE related to Prior Years	203.9	200.6

Total Paid Losses and LAE	356.7	335.8

Property and Casualty Insurance Reserves -
Net of Reinsurance at End of Period	1,238.5	1,276.5
Plus Reinsurance Recoverable at End of Period	82.3	124.6

Property and Casualty Insurance Reserves -
Gross of Reinsurance at End of Period	$1,320.8	$1,401.1

Property and Casualty Insurance Reserves are estimated based on historical experience patterns and current economic trends. Actual loss experience and loss trends are likely to differ from these historical experience patterns and economic conditions. Loss experience and loss trends emerge over several years from the dates of loss inception. The Company monitors such emerging loss trends. Upon concluding, based on the data available, that an emerging loss trend will continue, the Company adjusts its property and casualty insurance reserves to recognize such trend. Changes in such estimates are included in the Condensed Consolidated Statements of Income in the period of change.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Property and Casualty Insurance Reserves (continued)

For the three months ended March 31, 2008, the Company reduced its property and casualty insurance reserves by $17.0 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $18.0 million and commercial lines insurance losses and LAE reserves developed unfavorably by $1.0 million for the three months ended March 31, 2008. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2006 and 2005 accident years, partially due to the improvements in the Company’s claims handling procedures. For the three months ended March 31, 2007, the Company reduced its property and casualty insurance reserves by $21.5 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE and commercial lines insurance losses and LAE developed favorably by $11.9 million and $9.6 million, respectively, for the three months ended March 31, 2007. The reserve reductions were primarily due to the emergence of more favorable loss trends than expected for the 2005 and 2004 accident years, partially due to the improvements in the Company’s claims handling procedures.

The Company cannot predict whether or not losses and LAE will develop favorably or unfavorably from the amounts reported in the Company’s condensed consolidated financial statements. However, the Company believes that such development will not have a material effect on the Company’s consolidated financial position, but could have a material effect on the Company’s consolidated financial results for a given period.

Note 5—Notes Payable

Total debt outstanding at March 31, 2008 and December 31, 2007 was:

(Dollars in Millions)	March 31, 2008	Dec. 31, 2007
Senior Notes at Amortized Cost:
6.00% Senior Notes due May 15, 2017	$355.1	$355.0
4.875% Senior Notes due November 1, 2010	199.2	199.1
Mortgage Note Payable at Amortized Cost	6.0	6.0

Total Debt Outstanding	$560.3	$560.1

The Company had no outstanding advances under its $325 million, unsecured, revolving credit agreement at March 31, 2008 or December 31, 2007. Undrawn letters of credit issued pursuant to the unsecured, revolving credit agreement were $13.1 million at both March 31, 2008 and December 31, 2007. Accordingly, the amounts available for future borrowing were $311.9 million at both March 31, 2008 and December 31, 2007.

Interest Expense, including facility fees and accretion of discount, for the three months ended March 31, 2008 and 2007 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007
Notes Payable under Revolving Credit Agreement	$0.1	$0.1
6.00% Senior Notes due May 15, 2017	5.5	—
4.875% Senior Notes due November 1, 2010	2.5	2.5
5.75% Senior Notes due July 1, 2007	—	4.5
Mortgage Note Payable	0.1	0.1

Interest Expense before Capitalization of Interest	8.2	7.2
Capitalization of Interest	(0.2)	—

Total Interest Expense	$8.0	$7.2

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Notes Payable (continued)

Interest Paid, including facility fees, for the three months ended March 31, 2008 and 2007 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007
Notes Payable under Revolving Credit Agreement	$0.1	$—
5.75% Senior Notes due July 1, 2007	—	8.6
Mortgage Note Payable	0.1	0.1

Total Interest Paid	$0.2	$8.7

Note 6—Income from Investments

Net Investment Income for the three months ended March 31, 2008 and 2007 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007
Investment Income:
Interest and Dividends on Fixed Maturities	$51.4	$53.6
Dividends on Northrop Preferred Stock	—	6.2
Dividends on Northrop Common Stock	3.2	2.5
Dividends on Other Equity Securities	4.0	2.9
Short-term Investments	5.5	7.6
Loans to Policyholders	3.5	3.4
Real Estate	7.5	7.5
Limited Liability Investment Companies and Limited Partnerships	(9.1)	8.4

Total Investment Income	66.0	92.1
Real Estate and Other Investment Expenses	6.4	6.7

Net Investment Income Including
Discontinued Operations	59.6	85.4
Net Investment Income Reported in
Discontinued Operations	(3.7)	(6.8)

Net Investment Income	$55.9	$78.6

Dividend income from the Company’s investment in Northrop Grumman Corporation (“Northrop”) preferred stock decreased for the three months ended March 31, 2008, compared to the same period in 2007, due to the timing of the ex-dividend date in 2007 and the conversion of the Company’s holdings into Northrop common stock in 2008. Short-term investment income decreased for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to lower yields on short-term investments. Investment income from limited liability investment companies and limited partnerships decreased for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to the Company’s pro rata share of unrealized losses from investments recognized in operations by certain of the limited liability investment companies and limited partnerships.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Income from Investments (continued)

The components of Net Realized Investment Gains for the three months ended March 31, 2008 and 2007 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007
Fixed Maturities:
Gains on Dispositions	$0.5	$0.5
Losses on Dispositions	(0.1)	—
Losses from Write-downs	(0.6)	(0.5)
Northrop Common Stock:
Gains on Dispositions	10.3	18.9
Other Equity Securities:
Gains on Dispositions	5.8	3.9
Losses on Dispositions	(1.3)	(0.1)
Losses from Write-downs	(7.9)	(0.3)
Other Investments:
Gains on Dispositions	—	0.1
Losses on Dispositions	(0.5)	—

Net Realized Investment Gains	$6.2	$22.5

Note 7—Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the three months ended March 31, 2008 and 2007 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007
Service Cost Benefits Earned	$3.5	$3.5
Interest Cost on Projected Benefit Obligation	5.3	5.0
Expected Return on Plan Assets	(6.2)	(6.1)
Net Amortization and Deferral	0.2	—

Total Pension Expense	$2.8	$2.4

Total Pension Expense presented above includes service cost benefits earned and reported in discontinued operations of $0.3 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively.

The components of Postretirement Benefits Other than Pension Expense for the three months ended March 31, 2008 and 2007 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007

Interest Cost on Projected Benefit Obligation	$0.5	$0.6
Net Amortization and Deferral	(0.5)	(0.4)

Total Postretirement Benefits Other than Pensions Expense	$—	$0.2

Note 8—Long-term Equity Compensation Plans

The Company has four stock option plans, all of which have been approved by Unitrin’s shareholders. Stock options to purchase Unitrin’s common stock are granted at prices equal to the fair market value of Unitrin’s common stock on the date of grant to both employees and directors. Employee options generally vest over a period of three and one-half years and expire ten years from the date of grant. Beginning in 2003, options granted to employees were coupled with tandem

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8—Long-term Equity Compensation Plans (continued)

stock appreciation rights (“SAR”), settled in Unitrin stock. Options granted to directors are exercisable one year from the date of grant and expire ten years from the date of grant. At March 31, 2008, options to purchase 5,686,317 shares of Unitrin’s common stock were outstanding and options to purchase 1,332,181 shares of Unitrin’s common stock were available for future grants under the Company’s four stock option plans.

To encourage stock ownership, the Company’s four stock option plans include provisions, subject to certain limitations beginning in 2006 as described below, to automatically grant restorative, or reload stock options (“Restorative Options”), to replace shares of previously owned Unitrin common stock that an exercising option holder surrenders, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise. Restorative Options are subject to the same terms and conditions as the original options, including the expiration date, except that the exercise price is equal to the fair market value of Unitrin common stock on the date of grant and cannot be exercised until six months after the date of grant. The grant of a Restorative Option does not result in an increase in the total number of shares and options held by an employee, but changes the mix of the two.

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

In addition, the Company has a restricted stock plan, which has been approved by Unitrin’s shareholders. Under this plan, restricted stock and restricted stock units may be granted to all eligible employees. Recipients of restricted stock are entitled to full dividend and voting rights and all awards are subject to forfeiture until certain restrictions have lapsed. As of March 31, 2008, 333,400 shares of restricted stock having a weighted-average grant-date fair value of $44.55 per share have been awarded, of which 23,363 shares were forfeited and 17,640 were tendered to satisfy tax withholding obligations. 707,603 common shares remain available for future grants.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The expected terms of options are developed by considering the Company’s historical share option exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Further, the Company aggregates individual awards into relatively homogenous groups that exhibit similar exercise behavior to obtain a more refined estimate of the expected term of options. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield is the annualized yield on Unitrin common stock on the date of grant for all original grants made after 2005. For Restorative Options, the annualized yield on Unitrin common stock for the month prior to the grant of the Restorative Option is used for all restorative grants made after 2005. For all grants made in years prior to 2006, the dividend yield on Unitrin common stock was a five-year moving average. No assumption for any future dividend rate change is included in the current expected dividend yield assumption. The risk free interest rate is the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option. The assumptions used in the Black-Scholes pricing model for options granted during the three months ended March 31, 2008 and 2007 were as follows:

Three Months Ended
	March 31, 2008	March 31, 2007
Range of Valuation Assumptions
Expected Volatility	22.36% -23.94%	17.95% -22.55%
Risk Free Interest Rate	2.18% -3.21%	4.57% -4.81%
Expected Dividend Yield	3.86% -5.01%	3.51% -3.70%

Weighted-Average Expected Life
Employee Grants	2.5 -7.5 years	2 -7 years

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8—Long-term Equity Compensation Plans (continued)

Option and SAR activity for the three months ended March 31, 2008 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	5,275,958	$46.95
Granted	463,421	37.24
Exercised	(26,866)	31.26
Forfeited or Expired	(26,196)	43.71

Outstanding at March 31, 2008	5,686,317	$46.25	5.18	$1.1

Vested and Expected to Vest	5,589,731	$46.30	5.38	$1.1

Exercisable at March 31, 2008	4,382,576	$46.93	4.23	$1.1

The weighted-average grant-date fair values of options granted during the three months ended March 31, 2008 and 2007 were $4.81 per option and $7.91 per option, respectively. Total intrinsic value of stock options exercised was $0.3 million and $1.6 million for the three months ended March 31, 2008 and 2007, respectively. Cash received from option exercises was $0.4 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively. Total tax benefits realized for tax deductions from option exercises were $0.1 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively.

Activity related to nonvested restricted stock for the three months ended March 31, 2008 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	177,489	$46.44
Granted	81,900	37.15
Vested	—	—
Forfeited	(6,175)	40.19

Nonvested Balance at March 31, 2008	253,214	$43.59

For equity compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Share-based compensation expense for all of the Company’s long-term equity-based compensation plans was $3.1 million and $4.4 million for the three months ended March 31, 2008 and 2007, respectively. Total unamortized compensation expense related to nonvested awards of such plans at March 31, 2008 was $10.3 million, which is expected to be recognized over a weighted-average period of 1.5 years.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9—Income Taxes

The components of Liabilities for Income Taxes at March 31, 2008 and December 31, 2007 were:

(Dollars in Millions)	March 31, 2008	Dec. 31, 2007
Current Income Taxes	$18.7	$31.1
Deferred Income Taxes	178.1	211.3
Unrecognized Tax Benefits	19.6	20.1

Liabilities for Income Taxes	$216.4	$262.5

For the years ended December 31, 2007, 2006 and 2005, all of Unitrin’s subsidiaries are eligible to be included in a consolidated Federal income tax return with Unitrin. The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2003. The expiration of the statute of limitations related to the various state income tax returns that the Company and its subsidiaries file varies by state. The Company’s consolidated Federal income tax return and any significant state income tax returns are not currently under examination. During the first quarter of 2008, the Company was notified by the Illinois Department of Revenue that it is planning to commence an audit of the 2005 and 2006 tax returns during the second quarter of 2008. In May 2008, a subsidiary of Unitrin was notified by the California Franchise Tax Board that it is planning to conduct an audit of the 2004, 2005 and 2006 tax returns. The Company does not expect any material modifications to the returns as filed to result from the audits.

Income taxes paid were $26.0 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.

Note 10—Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
(Dollars and Shares in Millions, Except Per Share Amounts)	March 31, 2008	March 31, 2007
Income from Continuing Operations	$27.2	$67.4
Income (Loss) from Discontinued Operations	(4.7)	5.0

Net Income Assuming Dilution	$22.5	$72.4

Weighted-Average Common Shares Outstanding	63.7	66.9
Dilutive Effect of Unitrin Share-based Compensation Plans	0.2	0.4

Weighted-Average Common Shares and
Equivalent Shares Outstanding Assuming Dilution	63.9	67.3

Income Per Share from Continuing Operations	$0.43	$1.01
Income (Loss) Per Share from Discontinued Operations	(0.08)	0.07

Net Income Per Share	$0.35	$1.08

Income Per Share from Continuing Operations
Assuming Dilution	$0.43	$1.01
Income (Loss) Per Share from Discontinued Operations
Assuming Dilution	(0.08)	0.07

Net Income Per Share Assuming Dilution	$0.35	$1.08

Options outstanding at March 31, 2008 and 2007 to purchase 4.9 million shares and 1.8 million shares, respectively, of Unitrin common stock were excluded from the computation of Net Income Per Share Assuming Dilution for the three months ended March 31, 2008 and 2007, respectively, because the exercise prices exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11—Comprehensive Income (Loss)

Other Comprehensive Income (Loss) for the three months ended March 31, 2008 and 2007 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising
During the Period Before Reclassification Adjustment	$(68.6)	$62.2
Reclassification Adjustment for Amounts
Included in Net Income	(6.7)	(22.4)

Unrealized Holding Gains (Losses)	(75.3)	39.8
Equity in Other Comprehensive Income of Investee	4.3	—
Amortization of Unrecognized Postretirement
Benefit Costs	(0.3)	(0.4)

Other Comprehensive Income (Loss) Before Income Taxes	(71.3)	39.4

Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	24.2	(21.8)
Reclassification Adjustment for Amounts Included in Net Income	2.3	7.8

Unrealized Holding Gains and Losses	26.5	(14.0)
Equity in Other Comprehensive Income of Investee	(1.5)	—
Amortization of Unrecognized Postretirement Benefit Costs	0.1	0.1

Income Tax Benefit (Expense)	25.1	(13.9)

Other Comprehensive Income (Loss)	$(46.2)	$25.5

Total Comprehensive Income (Loss) was a loss of $23.7 million for the three months ended March 31, 2008 and income of $97.9 million for the three months ended March 31, 2007.

The components of Accumulated Other Comprehensive Income at March 31, 2008 and December 31, 2007 were:

(Dollars in Millions)	March 31, 2008	Dec. 31, 2007
Net Unrealized Gains on Investments, Net of Income Taxes	$289.5	$338.2
Net Unrealized Gains on Assets of Discontinued Operations, Net of Income Taxes	0.8	0.9
Equity in Accumulated Other Comprehensive Income (Loss) of Investee, Net of Income Taxes	0.7	(2.1)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(12.4)	(12.2)

Total Accumulated Other Comprehensive Income	$278.6	$324.8

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

NOTE: The Company uses the registered trademark, “Kemper,” under license, for personal lines insurance only, from Lumbermens Mutual Casualty Company (“Lumbermens”), which is not affiliated with the Company. Lumbermens continues to use the name, “Kemper Insurance Companies,” (“KIC”) in connection with its operations, which are distinct from, and not to be confused with, Unitrin’s Kemper business segment.

The Kemper segment provides preferred and standard risk personal automobile and homeowners insurance through networks of independent agents. The Unitrin Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty markets through networks of independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their driving records. Unitrin Direct markets personal automobile insurance through direct mail, television and the Internet through web insurance portals, click-thrus and its own website. In addition, the Unitrin Direct segment specializes in the sale of personal automobile and homeowners insurance through employer-sponsored voluntary benefit programs. The Life and Health Insurance segment provides individual life, accident, health and hospitalization insurance. The Company’s Life and Health Insurance employee-agents also market property insurance products under common management. The Fireside Bank segment makes sub-prime automobile loans primarily for the purchase of pre-owned automobiles and offers certificates of deposits.

It is the Company’s management practice to allocate certain corporate expenses to its insurance operations. In accordance with SFAS No. 144, the Company is not permitted to allocate certain corporate expenses to discontinued operations. Accordingly, such amounts that the Company is not permitted to allocate to discontinued operations are reported in Other Expense, Net. The Company considers the management of certain investments, Northrop common and preferred stock, Baker Hughes, Inc. common stock and Intermec, Inc. (“Intermec”) common stock, to be a corporate responsibility. Accordingly, the Company does not allocate income from these investments to its operating segments. The Company does not allocate Net Realized Investment Gains to its operating segments.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12—Business Segments (continued)

Segment Revenues for the three months ended March 31, 2008 and 2007 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007
Revenues:
Kemper:
Earned Premiums	$229.6	$229.5
Net Investment Income	7.4	12.3
Other Income	0.1	0.1

Total Kemper	237.1	241.9

Unitrin Specialty:
Earned Premiums	114.8	110.4
Net Investment Income	3.3	5.5

Total Unitrin Specialty	118.1	115.9

Unitrin Direct:
Earned Premiums	72.1	56.1
Net Investment Income	1.7	2.2
Other Income	0.1	0.1

Total Unitrin Direct	73.9	58.4

Life and Health Insurance:
Earned Premiums	159.4	166.4
Net Investment Income	38.3	48.6
Other Income	0.2	0.3

Total Life and Health Insurance	197.9	215.3

Fireside Bank:
Interest, Loan Fees and Earned Discounts	61.8	60.8
Other Automobile Finance Revenues	1.6	2.2

Automobile Finance Revenues	63.4	63.0
Net Investment Income	1.8	1.0

Total Fireside Bank	65.2	64.0

Total Segment Revenues	692.2	695.5
Unallocated Dividend Income	3.3	8.8
Net Realized Investment Gains	6.2	22.5
Other	0.2	0.8

Total Revenues	$701.9	$727.6

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12—Business Segments (continued)

Segment Operating Profit for the three months ended March 31, 2008 and 2007 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007
Segment Operating Profit (Loss):
Kemper	$11.3	$23.2
Unitrin Specialty	4.1	9.6
Unitrin Direct	(9.3)	(9.0)
Life and Health Insurance	30.1	40.8
Fireside Bank	(4.4)	8.3

Total Segment Operating Profit	31.8	72.9
Unallocated Dividend Income	3.3	8.8
Net Realized Investment Gains	6.2	22.5
Other Expense, Net	(8.7)	(7.2)

Income from Continuing Operations Before Income Taxes and Equity in Net Income of Investee	$32.6	$97.0

Segment Net Income for the three months ended March 31, 2008 and 2007 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007
Segment Net Income (Loss):
Kemper	$9.5	$17.3
Unitrin Specialty	3.6	7.2
Unitrin Direct	(5.5)	(5.5)
Life and Health Insurance	18.7	26.6
Fireside Bank	(2.6)	4.8

Total Segment Net Income	23.7	50.4
Net Income (Loss) From:
Unallocated Dividend Income	2.9	7.8
Net Realized Investment Gains	4.0	14.6
Other Expense, Net	(5.6)	(5.8)

Income from Continuing Operations Before Equity in Net Income of Investee	25.0	67.0
Equity in Net Income of Investee	2.2	0.4

Income from Continuing Operations	$27.2	$67.4

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12—Business Segments (continued)

Earned Premiums by product line for the three months ended March 31, 2008 and 2007 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007
Life	$94.2	$99.0
Accident and Health	39.1	39.6
Property and Casualty:
Personal Lines:
Automobile	308.9	286.9
Homeowners	98.4	97.8
Other Personal	12.7	11.7

Total Personal Lines	420.0	396.4

Commercial Automobile	22.6	27.5

Total Earned Premiums	$575.9	$562.5

Note 13—Fair Value Measurements

The Company adopted SFAS No. 157 effective January 1, 2008, which, among other matters, requires enhanced disclosures about assets and liabilities that are measured and reported at fair value on a recurring basis. The Company classifies its Investments in Fixed Maturities, Investments in Northrop Common Stock and Investments in Other Equity Securities as available for sale and reports these investments at fair value. The Company classifies certain investments in mutual funds included in Other Investments as trading securities and reports these investments at fair value. The Company has no material liabilities that are measured and reported at fair value.

SFAS No. 157 defines fair value and establishes a hierarchal framework which prioritizes and ranks the market price observability used in fair value measurements. Market price observability is affected by a number of factors, including the type of asset or liability and the characteristics specific to the asset or liability being measured. Assets and liabilities with readily available active quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Under SFAS No. 157, the inputs used to measure fair value must be classified into one of three levels as follows:

•	Level 1 - Quoted prices in an active market for identical assets or liabilities;

•

Level 2 - Observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

•	Level 3 - Assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. In accordance with SFAS No. 157, the Company is not permitted to adjust quoted market prices in an active market, even if the Company owns a large investment, such as the Company’s investment in Northrop common stock, and the sale could reasonably impact the quoted price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Fair Value Measurements (continued)

The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at March 31, 2008 is summarized below:

(Dollars in Millions)	Fair Value March 31, 2008	Fair Value Measurements
		Quoted Prices in Active Markets for Indentical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities	$4,933.0	$1,204.1	$3,497.9	$231.0
Trading Securities	5.4	5.4	—	—

Total	$4,938.4	$1,209.5	$3,497.9	$231.0

The Company’s investments in available for sale securities classified as Level 1 in the above table primarily consist of U.S. Treasury Bonds and Notes and investments in publicly-traded common stocks, including the Company’s investment in Northrop common stock. The Company’s investments in available for sale securities classified as Level 2 in the above table primarily consist of investments in corporate bonds and preferred stocks, state and municipal bonds, and bonds and mortgage-backed securities of U.S. government agencies. The Company uses a leading, nationally recognized provider of market data and analytics to price the vast majority of the Company’s Level 2 measurements. The provider utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed maturity securities do not trade on a daily basis, the provider’s evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. In addition, the provider uses model processes to develop prepayment and interest rate scenarios. The pricing provider’s models and processes also take into account market convention. For each asset class, teams of its evaluators gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models. The Company generally validates the measurements obtained from its primary pricing provider by comparing them with measurements obtained from one additional pricing provider that provides either prices from recent market transactions or quotes in inactive markets or evaluations based on its own proprietary models. The Company investigates significant differences related to values provided. In instances where a measurement cannot be obtained from either pricing provider, the Company generally will evaluate bid prices from one or more binding quotes obtained from market makers to value investments in inactive markets and classified by the Company as Level 2. The Company generally classifies securities when it receives non-binding quotes or indications as Level 3 securities unless the Company can validate the quote or indication against recent transactions in the market. For securities classified as Level 3, the Company either uses valuations provided by third party fund managers or the Company’s own internal valuations. These valuations typically employ valuation techniques including earning multiples based on comparable public securities, industry specific non-earnings based multiples, and discounted cash flow models. Valuations classified as Level 3 by the Company generally consist of investments in various private placement securities of non-rated entities. In rare cases, if the private placement security has only been outstanding for a short amount of time, the Company, after considering the initial assumptions used in acquiring an investment, will rely on the original purchase price as representative of the fair value.

Additional information pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2008 is presented below:

(Dollars in Millions)	Available for Sale Securities
Balance at January 1, 2008	$218.9
Total Gains or Losses:
Included in Earnings	(2.5)
Included in Other Comprehensive Income	(1.0)
Purchases	15.6

Balance at March 31, 2008	$231.0

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Fair Value Measurements (continued)

Gains included in Other Comprehensive Income for the three months ended March 31, 2008 for investments classified as Level 3 include an unrealized gain of $8.2 million related to the recovery of the fair value of an investment in the fixed maturity of a single issuer that the Company had previously written down due to an other than temporary decline in fair value. The fair value of the investment recovered due to the anticipated capital restructuring of, including a capital infusion into, the issuer. Losses included in Other Comprehensive Income for the three months ended March 31, 2008 for investments classified as Level 3 include an unrealized loss of $6.1 million related to a decline in the fair value of two redeemable, auction rate preferred stocks from a single issuer and reported in Investments in Fixed Maturities. The Company attributes the decline in the fair value to liquidity issues in the market for auction rate preferred stocks, rather than credit issues related to the issuer of the securities. Accordingly, the Company expects to fully recover its investment on or before the securities mature.

Note 14—Related Parties

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

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based on the fair market value of the assets under management. At March 31, 2008, Trinity and the Company’s pension plans had $211.7 million and $92.7 million, respectively, in investments managed by FS&C. During the first three months of 2008, Trinity and the Company’s pension plans paid $0.2 million in the aggregate to FS&C. During the first three months of 2007, Trinity and the Company’s pension plans paid $0.2 million in the aggregate to FS&C.

With respect to the Company’s defined contribution plans, one of the investment choices afforded to participants is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. As of March 31, 2008, participants in the Company’s defined contribution plans had allocated $22.5 million for investment in the Dreyfus Appreciation Fund, representing 8.6% of the total amount invested in the Company’s defined contribution plans.

The Company believes that the transactions described above have been entered into on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

As described in Note 15, “Relationships with Mutual Insurance Companies,” to the Condensed Consolidated Financial Statements, the Company also has certain relationships with mutual insurance companies. Such companies are owned by the policyholders of such companies.

Note 15—Relationships with Mutual Insurance Companies

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

(Unaudited)

Note 15—Relationships with Mutual Insurance Companies (continued)

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

Note 16—Legal Proceedings

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

Unitrin and certain of its subsidiaries, like many property and casualty insurers, have been forced to defend a growing number of individual lawsuits, mass actions and statewide putative class actions in Louisiana and Texas arising out of Hurricanes Katrina and Rita. In these matters, the plaintiffs seek compensatory and punitive damages, and equitable relief. The Company and its relevant subsidiaries believe they have meritorious defenses to these proceedings and are defending them vigorously.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Results

Net Income was $22.5 million ($0.35 per common share) for the three months ended March 31, 2008, compared to $72.4 million ($1.08 per common share) for the same period in 2007. Income from Continuing Operations was $27.2 million ($0.43 per common share) for the three months ended March 31, 2008, compared to $67.4 million ($1.01 per common share) for the same period in 2007. As discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), Income from Continuing Operations decreased for the three months ended March 31, 2008, due primarily to lower operating results in the aggregate, including lower Net Investment Income reported by the Company’s operating segments, and lower Net Realized Investment Gains. Catastrophe losses from continuing operations were $13.9 million before tax for the three months ended March 31, 2008, compared to $2.1 million for the same period in 2007. The Company reported a Loss from Discontinued Operations of $4.7 million for the three months ended March 31, 2008, compared to Income from Discontinued Operations of $5.0 million for the same period in 2007.

Total Revenues were $701.9 million and $727.6 million for the three months ended March 31, 2008 and 2007, respectively, a decrease of $25.7 million. Total Revenues decreased due to lower Net Investment Income and lower Net Realized Investment Gains, partially offset by an increase in Earned Premiums.

Earned Premiums were $575.9 million and $562.5 million for the first quarters of 2008 and 2007, respectively, an increase of $13.4 million. Earned premiums increased in the Unitrin Direct segment and Unitrin Specialty segment, partially offset by decreased earned premiums in the Life and Health Insurance segment. Earned premiums in the Kemper segment and automobile finance revenues in the Fireside Bank segment were relatively flat for the first quarter of 2008, compared to the same period in 2007.

Net Investment Income decreased by $22.7 million for the first quarter of 2008, compared to the same period in 2007, due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships, which the Company accounts for under the equity method of accounting, and lower dividend income from the Company’s investments in Northrop. The Company reported a net investment loss of $9.1 million from its investments in limited liability investment companies and limited partnerships for the first quarter of 2008, compared to net investment income of $8.4 million for the same period in 2007. Each of the Company’s insurance segments reported lower net investment income as a result of these investments. Dividend income from the Company’s investments in Northrop decreased by $5.5 million due primarily to the timing of the preferred stock ex-dividend date in 2007, which resulted in two dividend payments in the first quarter of 2007, and the conversion of the Company’s holdings of Northrop preferred stock into Northrop common stock in the first quarter of 2008.

Net Realized Investment Gains were $6.2 million for the first quarter of 2008, compared to $22.5 million for the same period in 2007. Net Realized Investment Gains for the three months ended March 31, 2008 and 2007 included gains of $10.3 million and $18.9 million, respectively, from sales of a portion of the Company’s investment in Northrop common stock. Net Realized Investment Gains for the three months ended March 31, 2008 and 2007 includes pretax losses of $8.5 million and $0.8 million, respectively, resulting from other than temporary declines in the fair values of investments. The Company cannot anticipate when or if similar net investment gains and losses may occur in the future.

Critical Accounting Estimates

The Company’s subsidiaries conduct their businesses in three industries: property and casualty insurance, life and health insurance and automobile finance. Accordingly, the Company is subject to several industry-specific accounting principles under GAAP. The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The process of estimation is inherently uncertain. Accordingly, actual results could ultimately differ materially from the estimated amounts reported in a company’s financial statements. Different assumptions are likely to result in different estimates of reported amounts.

Critical Accounting Estimates (continued)

The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and loss adjustment expenses (“LAE”), the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of postretirement benefit obligations. The Company’s critical accounting policies with respect to the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of postretirement benefit obligations are described in the MD&A presented in the 2007 Annual Report. Except additional disclosures required by SFAS No. 157 and presented in Note 13, “Fair Value Measurements,” to the Condensed Consolidated Financial Statements, there has been no material change, subsequent to December 31, 2007, to information previously disclosed with respect to the Company’s critical accounting policies.

Kemper

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007
Earned Premiums:
Automobile	$146.2	$147.8
Homeowners	70.8	70.0
Other Personal	12.6	11.7

Total Earned Premiums	229.6	229.5
Net Investment Income	7.4	12.3
Other Income	0.1	0.1

Total Revenues	237.1	241.9

Incurred Losses and LAE	160.8	153.4
Insurance Expenses	65.0	65.3

Operating Profit	11.3	23.2
Income Tax Expense	1.8	5.9

Net Income	$9.5	$17.3

RATIOS BASED ON EARNED PREMIUMS

Incurred Loss and LAE Ratio (excluding Catastrophes)	64.5%	66.7%
Incurred Catastrophe Loss and LAE Ratio	5.5%	0.1%

Total Incurred Loss and LAE Ratio	70.0%	66.8%
Incurred Expense Ratio	28.3%	28.5%

Combined Ratio	98.3%	95.3%

INSURANCE RESERVES
(Dollars in Millions)	March 31, 2008	Dec. 31, 2007
Insurance Reserves:
Personal Automobile	$367.1	$378.8
Homeowners	95.0	91.1
Other Personal	32.5	32.5

Insurance Reserves	$494.6	$502.4

Kemper (continued)

INSURANCE RESERVES
(Dollars in Millions)	March 31, 2008	Dec. 31, 2007
Insurance Reserves:
Loss Reserves:
Case	$271.8	$274.1
Incurred but Not Reported	141.5	145.3

Total Loss Reserves	413.3	419.4
LAE Reserves	81.3	83.0

Insurance Reserves	$494.6	$502.4

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007
Favorable Loss and LAE Reserve
Development, Net (excluding Catastrophes)	$14.8	$11.2
Favorable Catastrophe Loss and LAE
Reserve Development, Net	2.2	3.4

Total Favorable Loss and LAE Reserve Development, Net	$17.0	$14.6

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	3.4%	2.7%

Earned Premiums in the Kemper segment were flat for the three months ended March 31, 2008, compared to the same period in 2007, as increases in earned premiums on homeowners insurance and other personal lines insurance were almost entirely offset by a decrease in earned premiums on automobile insurance. Earned premiums on homeowners insurance increased by $0.8 million due to higher average premium rates, partially offset by lower volume. Earned premium on other personal lines increased by $0.9 million due primarily to higher volume. Earned premiums on automobile insurance decreased by $1.6 million due primarily to lower volume, partially offset by higher average premium rates.

Net Investment Income decreased by $4.9 million for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting. The Kemper segment reported a net investment loss of $1.9 million from these investments for the three months ended March 31, 2008, compared to net investment income of $1.9 million for the same period in 2007.

Operating Profit in the Kemper segment decreased by $11.9 million for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to higher incurred losses and LAE and the lower Net Investment Income.

Incurred losses and LAE increased for the three months ended March 31, 2008 due primarily to higher catastrophe losses and LAE, partially offset by lower non-catastrophe losses and LAE, due largely to higher favorable non-catastrophe loss and LAE reserve development (which recognizes changes in estimates of prior year loss and LAE reserves in the current period). Catastrophe losses and LAE (including development) were $12.6 million for the three months ended March 31, 2008, compared to $0.3 million for the three months ended March 31, 2007. Loss and LAE reserve development had a favorable effect of $17.0 million (including favorable development of $2.2 million for catastrophes) for the three months ended March 31, 2008, compared to a favorable effect of $14.6 million (including favorable development of $3.4 million for catastrophes) in 2007.

Kemper (continued)

Automobile insurance incurred losses and LAE decreased due primarily to the impact of higher favorable loss and LAE reserve development, partially offset by higher catastrophe losses and LAE. Loss and LAE reserve development on automobile insurance had a favorable effect of $13.9 million for the three months ended March 31, 2008, compared to a favorable effect of $5.5 million in 2007. Catastrophe losses and LAE (including development) on automobile insurance were $1.7 million for the three months ended March 31, 2008, compared to $0.1 million for the same period in 2007. Homeowners insurance incurred losses and LAE increased due primarily to higher catastrophe losses and LAE, and to a lesser extent the impact of lower favorable loss and LAE reserve development. Catastrophe losses and LAE (excluding development) on homeowners insurance were $12.5 million for the three months ended March 31, 2008, compared to $3.2 million for the same period in 2007. Loss and LAE reserve development on homeowners insurance had a favorable effect of $3.3 million (including favorable development of $1.9 million for catastrophes) for the three months ended March 31, 2008, compared to a favorable effect of $9.1 million (including favorable development of $2.9 million for catastrophes) in 2007.

See MD&A, “Critical Accounting Estimates,” of the 2007 Annual Report for information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE, estimated variability of property and casualty insurance reserves for losses and LAE; and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.

Insurance Expenses decreased by $0.3 million for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to lower other underwriting expenses, partially offset by higher commissions.

Net Income in the Kemper segment decreased by $7.8 million for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to the decrease in Operating Profit. The Kemper segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $6.4 million in the first quarter of 2008, compared to $6.3 million in the same period in 2007.

Unitrin Specialty

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007
Earned Premiums:
Personal Automobile	$92.2	$83.0
Commercial Automobile	22.6	27.4

Total Earned Premiums	114.8	110.4
Net Investment Income	3.3	5.5

Total Revenues	118.1	115.9

Incurred Losses and LAE	91.5	84.0
Insurance Expenses	22.5	22.3

Operating Profit	4.1	9.6
Income Tax Expense	0.5	2.4

Net Income	$3.6	$7.2

RATIOS BASED ON EARNED PREMIUMS

Incurred Loss and LAE Ratio (excluding Catastrophes)	79.5%	76.0%
Incurred Catastrophe Loss and LAE Ratio	0.2%	0.1%

Total Incurred Loss and LAE Ratio	79.7%	76.1%
Incurred Expense Ratio	19.6%	20.2%

Combined Ratio	99.3%	96.3%

Unitrin Specialty (continued)

INSURANCE RESERVES
(Dollars in Millions)	March 31, 2008	Dec. 31, 2007
Insurance Reserves:
Personal Automobile	$149.2	$146.9
Commercial Automobile	118.4	116.8
Other	14.7	14.9

Insurance Reserves	$282.3	$278.6

Loss Reserves:
Case	$161.4	$160.0
Incurred but Not Reported	79.4	77.5

Total Loss Reserves	240.8	237.5
LAE Reserves	41.5	41.1

Insurance Reserves	$282.3	$278.6

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007
Total Favorable Loss and LAE Reserve Development, Net	$0.7	$3.0

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	0.3%	1.0%

Earned Premiums in the Unitrin Specialty segment increased by $4.4 million for the three months ended March 31, 2008, compared to the same period in 2007, due to higher earned premiums on personal automobile insurance, partially offset by lower earned premiums on commercial automobile insurance. Personal automobile insurance earned premiums increased by $9.2 million due primarily to higher volume, partially offset by lower average earned premium rates. Personal automobile insurance volume increased due primarily to lower overall premium rates in the state of California. Commercial automobile insurance earned premiums decreased by $4.8 million due primarily to lower volume resulting from increased competition. Unitrin Specialty has several initiatives to increase commercial automobile premium volume, including introducing a new commercial product for light commercial vehicles, lowering down payment requirements for certain commercial policies and introducing inter-state coverages for certain commercial automobile insurance policies.

Net Investment Income decreased $2.2 million for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting. The Unitrin Specialty segment reported a net investment loss of $0.9 million from these investments for the three months ended March 31, 2008, compared to net investment income of $0.9 million for the same period in 2007.

Operating Profit in the Unitrin Specialty segment decreased by $5.5 million for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to higher incurred losses and LAE as a percentage of earned premiums in both personal automobile insurance and commercial automobile insurance and the lower Net Investment Income.

Unitrin Specialty (continued)

Personal automobile insurance incurred losses and LAE increased due primarily to the significant growth in new personal automobile insurance volume in California for the three months ended March 31, 2008, compared to the same period in 2007. Historically, incurred losses and LAE as a percentage of earned premiums have been higher for new business than they have been for renewal business. As the California book of business matures, Unitrin Specialty anticipates that incurred losses and LAE as a percentage of earned premiums will decrease. Personal automobile insurance loss and LAE reserve development (which recognizes changes in estimates of prior year loss and LAE reserves in the current period) had a favorable effect of $0.5 million for the first quarter of 2008, compared to a favorable effect of $0.2 million for the same period in 2007. Commercial automobile insurance incurred losses and LAE as a percentage of earned premiums increased due primarily to lower favorable loss and LAE reserve development. Commercial automobile insurance loss and LAE reserve development had a favorable effect of $0.2 million for the first quarter of 2008, compared to a favorable effect of $2.8 million for the same period in 2007. See MD&A, “Critical Accounting Estimates,” of the 2007 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Net Income in the Unitrin Specialty segment decreased by $3.6 million for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to the lower Operating Profit. The Unitrin Specialty segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $2.8 million for both the three months ended March 31, 2008 and 2007.

Unitrin Direct

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007
Earned Premiums:
Automobile	$70.5	$56.1
Homeowners	1.5	—
Other	0.1	—

Total Earned Premiums	72.1	56.1
Net Investment Income	1.7	2.2
Other Income	0.1	0.1

Total Revenues	73.9	58.4

Incurred Losses and LAE	57.7	45.4
Insurance Expenses	25.5	22.0

Operating Loss	(9.3)	(9.0)
Income Tax Benefit	3.8	3.5

Net Loss	$(5.5)	$(5.5)

RATIOS BASED ON EARNED PREMIUMS

Incurred Loss and LAE Ratio (excluding Catastrophes)	79.6%	80.7%
Incurred Catastrophe Loss and LAE Ratio	0.4%	0.2%

Total Incurred Loss and LAE Ratio	80.0%	80.9%
Incurred Expense Ratio	35.4%	39.2%

Combined Ratio	115.4%	120.1%

Unitrin Direct (continued)

INSURANCE RESERVES

(Dollars in Millions)	March 31, 2008	Dec. 31, 2007
Insurance Reserves:
Personal Automobile	$138.7	$139.6
Homeowners	1.6	2.2
Other	0.8	0.8

Insurance Reserves	$141.1	$142.6

Loss Reserves:
Case	$92.4	$93.3
Incurred but Not Reported	22.4	23.4

Total Loss Reserves	114.8	116.7
LAE Reserves	26.3	25.9

Insurance Reserves	$141.1	$142.6

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007
Total Favorable (Adverse) Loss and LAE Reserve Development, Net	$0.5	$(0.8)

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	0.4%	-0.7%

Earned Premiums in the Unitrin Direct segment increased by $16.0 million for the three months ended March 31, 2008, compared to the same period in 2007, due to the June 29, 2007 acquisition of Merastar Insurance Company (“Merastar”) and higher volume from direct marketing initiatives, partially offset by lower average premium rates. Earned Premiums in the Unitrin Direct segment in the first quarter of 2008 included earned premiums of $11.8 million from Merastar. The Unitrin Direct segment continued to implement the direct marketing initiatives that it began in 2007. These initiatives are intended to accelerate Unitrin Direct’s growth and have resulted in higher written premiums and a higher number of policies in force. Written premiums are recognized as earned premiums over the terms of the respective policies. Unitrin Direct expects that the increase in written premiums and the resulting higher number of policies in force will continue to result in higher earned premiums in future periods. Prior to implementing these initiatives, Unitrin Direct had over 128,000 policies in force at December 31, 2006. Excluding policies from the Merastar acquisition, the number of policies in force increased to over 142,000 policies at December 31, 2007 and further increased to nearly 150,000 at March 31, 2008. Direct marketing initially results in higher expenses as a percentage of earned premiums because up-front marketing costs, to the extent they are not deferrable, are expensed as incurred, generally prior to when premiums are written and subsequently earned. It takes several months for all policies that ultimately result from responses to a marketing campaign to be issued and for the associated written premiums to be recognized as earned premiums over the term of the policies. Direct marketing initiatives are expected to result in operating losses in the Unitrin Direct segment for the next several years.

Unitrin Direct (continued)

The Unitrin Direct segment reported an Operating Loss of $9.3 million (12.9% of earned premiums) for the three months ended March 31, 2008, compared to an Operating Loss of $9.0 million (16.0% of earned premiums) for the same period in 2007. Unitrin Direct’s operating loss as a percentage of earned premiums decreased due primarily to greater economies of scale resulting from the acquisition of Merastar and lower marketing and other policy acquisition costs. Marketing and other policy acquisition expenses as a percentage of earned premiums decreased due primarily to a lower utilization of television advertisement to market Unitrin Direct’s products. Losses and LAE as a percentage of earned premiums decreased in the Unitrin Direct segment for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to the lower incurred losses and LAE as a percentage of premiums from the Merastar book of business when compared to the Unitrin Direct stand-alone book. Excluding the impact of the Merastar book of business, Unitrin Direct’s losses and LAE as a percentage of earned premiums increased from 80.9% for the three months ended March 31, 2007 to 82.9% for the three months ended March 31, 2008, due primarily to increased severity of automobile liability insurance losses and inadequate rates. Unitrin Direct is implementing rate increases and several underwriting initiatives. Unitrin Direct anticipates that these actions will result in a reduction in losses and LAE as a percentage of earned premiums in future periods as the effects of the rate increases become fully earned and underwriting initiatives are fully implemented. The Unitrin Direct segment recognized favorable loss and LAE reserve development of $0.5 million (including favorable development of $0.8 million from the Merastar book of business) for the first three months ended March 31, 2008, compared to an adverse development of $0.8 million in 2007. See MD&A, “Critical Accounting Estimates,” of the 2007 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Unitrin Direct reported a Net Loss of $5.5 million for both the three months ended March 31, 2008 and 2007. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $1.5 million in first quarter of 2008, compared to $1.1 million in 2007.

Life and Health Insurance

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007
Earned Premiums:
Life	$94.2	$99.0
Accident and Health	39.1	39.6
Property	26.1	27.8

Total Earned Premiums	159.4	166.4
Net Investment Income	38.3	48.6
Other Income	0.2	0.3

Total Revenues	197.9	215.3
Policyholders’ Benefits and Incurred Losses and LAE	100.8	104.4
Insurance Expenses	67.0	70.1

Operating Profit	30.1	40.8
Income Tax Expense	11.4	14.2

Net Income	$18.7	$26.6

Life and Health Insurance (continued)

INSURANCE RESERVES

(Dollars in Millions)	March 31, 2008	Dec. 31, 2007
Insurance Reserves:
Future Policyholder Benefits	$2,485.3	$2,471.5
Incurred Losses and LAE:
Life	39.6	37.9
Accident and Health	21.9	23.5
Property	12.4	11.4

Total Incurred Losses and LAE	73.9	72.8

Insurance Reserves	$2,559.2	$2,544.3

On April 1, 2008, Unitrin completed its previously announced acquisition of Primesco, Inc. (“Primesco”) in a cash merger transaction valued at $95.6 million. Primesco’s wholly-owned subsidiaries, Mutual Savings Life Insurance Company (“Mutual Savings Life”) and Mutual Savings Fire Insurance Company (“Mutual Savings Fire”), specialize in the sale of life, health and fire insurance products to persons of modest financial means in Alabama, Georgia, Mississippi and several other states in the Southeast. Results for Primesco and its subsidiaries will be included in the Company’s Life and Health Insurance segment beginning in the second quarter of 2008. Mutual Savings Life and Mutual Savings Fire had total premium revenues of $52.4 million for the year ended December 31, 2007.

Earned Premiums in the Life and Health Insurance segment decreased by $7.0 million for the three months ended March 31, 2008, compared to the same period in 2007. Earned premiums on life insurance decreased by $4.8 million due primarily to lower volume. Earned premiums on accident and health insurance decreased by $0.5 million, as lower volume of accident and health insurance, primarily on limited benefit medical and Medicare supplement products, contributed $2.0 million to the decrease in accident and health insurance earned premiums, while higher average premium rates on those same products accounted for an increase of $1.5 million. Earned premiums on property insurance sold by the Life and Health Insurance segment’s career agents decreased by $1.7 million due primarily to the Company’s strategy to reduce coastal exposures.

Net Investment Income decreased by $10.3 million for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting. The Life and Health Insurance segment reported a net investment loss of $4.9 million from these investments for the three months ended March 31, 2008, compared to net investment income of $4.2 million for the same period in 2007.

Operating Profit in the Life and Health Insurance segment decreased by $10.7 million for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to the lower Net Investment Income and the lower earned premiums, partially offset by lower Policyholders’ Benefits and Incurred Losses and LAE and lower Insurance Expenses.

Policyholders’ Benefits and Incurred Losses and LAE decreased by $3.6 million for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to lower policyholders’ benefits on life insurance, and to a lesser extent, lower incurred losses and LAE on property insurance sold by the Life and Health Insurance segment’s career agents.

Policyholders’ benefits on life insurance decreased due primarily to a higher level of policies that lapsed during the first quarter of 2008, compared to the same period in 2007. Incurred losses and LAE on property insurance decreased due primarily to lower catastrophe losses and LAE and lower frequency of losses from fires, partially offset by higher frequency of losses from events that were not severe enough to be classified as catastrophes by Insurance Services Office, Inc. Catastrophe losses and LAE in 2008 included favorable development of $1.5 million related to the Company’s estimate of the cost to settle certain legal matters arising from Hurricane Rita that are not recoverable from reinsurance. Excluding the impact of the favorable development, catastrophe losses and LAE increased by $0.5 million.

Life and Health Insurance (continued)

Insurance Expenses decreased by $3.1 million for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to lower commission expense and lower administrative expenses. Commission expense was lower due primarily to lower volume and fewer active career agents. Administrative expenses were lower due primarily to lower salaries and legal expenses.

Net Income in the Life and Health Insurance segment decreased by $7.9 million for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to the lower Operating Profit.

Fireside Bank

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007
Interest, Loan Fees and Earned Discount	$61.8	$60.8
Other Automobile Finance Revenues	1.6	2.2

Total Automobile Finance Revenues	63.4	63.0
Net Investment Income	1.8	1.0

Total Revenues	65.2	64.0

Provision for Loan Losses	27.2	16.5
Interest Expense on Certificates of Deposits	15.7	13.6
General and Administrative Expenses	26.7	25.6

Operating Profit (Loss)	(4.4)	8.3
Income Tax Expense (Benefit)	(1.8)	3.5

Net Income (Loss)	$(2.6)	$4.8

Automobile Loan Originations	$178.2	$209.9

Weighted-Average Interest Yield on Certificates of Deposits	4.9%	4.8%

Automobile Loan Receivables
(Dollars in Millions)	March 31, 2008	Dec. 31, 2007
Sales Contracts and Loans Receivable	$1,362.1	$1,390.8
Unearned Discounts and Deferred Fees	(25.9)	(28.9)

Net Automobile Loan Receivables Outstanding	1,336.2	1,361.9
Reserve for Loan Losses	(136.6)	(148.4)

Automobile Loan Receivables	$1,199.6	$1,213.5

Percentage of Net Automobile Loan Receivables Outstanding:
Current Loan Balances	67.2%	61.2%
Delinquent Loan Balances:
Less than 30 Days Delinquent	23.0%	26.2%
30 Days to 59 Days Delinquent	6.9%	8.1%
60 Days to 89 Days Delinquent	2.0%	3.4%
Delinquent 90 Days and Greater	0.9%	1.1%

Total Delinquent Loan Balances	32.8%	38.8%

Ratio of Reserve for Loan Losses to Net Automobile Loan Receivables Outstanding	10.2%	10.9%

Fireside Bank (continued)

Reserve for Loan Losses

	Three Months Ended
(Dollars in Millions)	March 31, 2008	March 31, 2007
Reserve for Loan Losses—Beginning of Year	$148.4	$68.8
Provision for Loan Losses	27.2	16.5
Net Charge-off:
Automobile Loan Receivables Charged-off	(50.3)	(29.4)
Automobile Loan Receivables Recovered	11.3	13.3

Net Charge-off	(39.0)	(16.1)

Reserve for Loan Losses—End of Period	$136.6	$69.2

Interest, Loan Fees and Earned Discounts in the Fireside Bank segment increased by $1.0 million for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to higher levels of loans outstanding, partially offset by lower yields. Sales, Contracts and Loans Receivable were $1,362.1 million at March 31, 2008, compared to $1,356.2 million at March 31, 2007. Fireside Bank only makes loans that are secured by automobiles. Fireside Bank has no loans outstanding that are secured by real estate. Fireside Bank does not sell or securitize any portion of its loan portfolio.

The Fireside Bank segment reported an Operating Loss of $4.4 million for the three months ended March 31, 2008, compared to Operating Profit of $8.3 million for the same period in 2007. Operating results decreased due primarily to a higher Provision for Loan Losses. The Provision for Loan Losses increased by $10.7 million for the three months ended March 31, 2008, compared to the same period in 2007, due to increased loss expectations driven by an increase in the amounts of Automobile Loan Receivables charged off, a reduction in Automobile Loan Receivables Recovered as a percentage of Automobile Loan Receivables Charged Off, leading trends in the macroeconomic environment, and to a lesser extent, an increase in the level of Net Automobile Loan Receivables Outstanding. Approximately 65% of Net Automobile Loan Receivables are concentrated in the State of California.

In early 2008, Fireside Bank implemented an improved risk-based-pricing, credit-scoring model to aid in the underwriting process. The implementation of this model resulted in the prospective elimination of certain unprofitable tiers of business written in prior years. The tiers of business eliminated represent approximately 20% of the loans originated by Fireside Bank in 2007. Automobile Loan Originations declined from $209.9 million in the first quarter of 2007 million to $178.2 million in the first quarter of 2008, due primarily to the tiers of business eliminated.

During the fourth quarter of 2007, Fireside Bank began offering loan payment deferrals whereby a customer is allowed to move delinquent payments to the end of the loan term. Loan deferrals are only available once in a twelve-month period and twice during the life of a loan and only to customers who have demonstrated a renewed ability to make their loan payments by either making three consecutive loan payments or the equivalent of three payments. Customer accounts with loan deferrals represented approximately 1% of Net Automobile Loan Receivables Outstanding at March 31, 2008.

Interest Expense on Certificates of Deposits increased by $2.1 million for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to higher levels of deposits used to fund the higher level of Net Automobile Loan Receivables Outstanding during the three months ended March 31, 2008, compared to the same period in 2007.

General and Administrative Expenses increased by $1.1 million for the three months ended March 31, 2008, compared to the same period in 2007. Fireside Bank has begun implementing several initiatives to reduce General and Administrative Expenses, including the consolidation of its branch operations from 26 California branches at March 31, 2007 to 8 California branches at March 31, 2008 and the centralization of its collection operations into 2 call centers.

Fireside Bank (continued)

During the first quarter of 2008, Fireside Bank incurred $2.3 million of charges related to the consolidation of branches and centralization of collections. General and Administrative Expenses, excluding these restructuring charges, as a percentage of Interest, Loan Fees and Earned Discounts, decreased from 42.1% for the three months ended March 31, 2007 to 39.4% for the three months ended March 31, 2008.

The Fireside Bank segment reported a Net Loss of $2.6 million for the three months ended March 31, 2008, compared to Net Income of $4.8 million for the same period in 2007. The Fireside Bank segment’s effective tax rate differs from the Federal statutory income tax rate due primarily to state income taxes.

Investments

Net Investment Income

Net Investment Income decreased by $22.7 million for the first quarter of 2008, compared to the same period in 2007, due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting (see below) and lower dividend income from the Company’s investments in Northrop. The Company reported a net investment loss of $9.1 million from investments in limited liability investment companies and limited partnerships for the first quarter of 2008, compared to net investment income of $8.4 million for the same period in 2007. Investment income from limited liability investment companies and limited partnerships decreased for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to the Company’s pro rata share of unrealized losses from investments recognized in operations by certain of the limited liability investment companies and limited partnerships. Dividend income from the Company’s investments in Northrop decreased by $5.5 million for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to the timing of the preferred stock ex-dividend date in 2007, which resulted in two dividends in the first quarter of 2007, and the conversion of the Company’s holdings of Northrop preferred stock into Northrop common stock in the first quarter of 2008. Short-term investment income decreased by $2.1 million for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to lower yields on short-term investments.

The Company’s investments in limited liability investment companies and limited partnerships in which the Company’s interest is not deemed minor under applicable accounting standards are accounted for on the equity method of accounting using the most recent, sufficiently timely and available financial information. As a result, amounts included in the Company’s financial statements represent amounts reported by some of these entities for periods ending one to three months earlier. Once established for an investment, the Company must consistently apply any lag in the reporting for that investment. From time to time, an entity’s financial information for an additional three-month period becomes available prior to the issuance of the Company’s financial statements. In those instances, the Company is not permitted, under applicable accounting standards, to include the additional three-month period in its current financial statements, but rather must include the additional three-month period in the Company’s financial statements in the following quarter. Preliminary financial information for an additional three-month period became available prior to the issuance of the Company’s financial statements for three of its investments in limited liability investment companies. Based on the preliminary financial information, the Company anticipates that it will report a Net Investment Loss of $21.8 million on these three investments for the three months ended June 30, 2008, compared to Net Investment Income of $4.0 million for the same period in 2007.

Net Realized Investment Gains

Net Realized Investment Gains were $6.2 million for the first quarter of 2008, compared to $22.5 million for the same period in 2007. Net Realized Investment Gains for the three months ended March 31, 2008 and 2007 included gains of $10.3 million and $18.9 million, respectively, from sales of a portion of the Company’s investment in Northrop common stock. The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other than temporary declines in fair value are reported in the Condensed Consolidated Statements of Income in the period that the declines were determined to be other than temporary. Net Realized Investment Gains for the three months ended March 31, 2008 and 2007 includes pretax losses of $8.5 million and $0.8 million, respectively, resulting from other than temporary declines in the fair values of investments.

Investments (continued)

Investment Concentrations

The following table summarizes the fair value of the Company’s ten largest investment exposures at March 31, 2008:

(Dollars in Millions)
Northrop:
Fixed Maturities	$16.1
Equity Securities	669.5

Total Northrop	685.6

Federal National Mortgage Association:
Fixed Maturities	307.0
Equity Securities	17.3

Total Federal National Mortgage Association	324.3

Intermec:
Investment in Investee	280.9
U.S. Treasury Bonds, Notes and Bills:
Fixed Maturities	127.8
Short Term	139.4

Total U.S. Treasuries	267.2

Tennebaum Capital Partners Sponsored Entities:
Fixed Maturities	61.6
Limited Liability Investment Companies and Limited Partnerships	193.9

Total Tennebaum Capital Partners Sponsored Entities	255.5

Government National Mortgage Association:
Fixed Maturities	214.1
State of Louisiana and Political Subdivisions Thereof:
Fixed Maturities	150.3
Federal Home Loan Banks:
Fixed Maturities	123.8
Goldman Sachs and its Sponsored Entities:
Fixed Maturities	7.9
Equity Securities	13.5
Mutual Funds	0.4
Limited Liability Investment Companies and Limited Partnerships	48.2

Total Goldman Sachs and its Sponsored Entities	70.0

Federal Home Loan Mortgage Corporation:
Fixed Maturities	45.6
Equity Securities	21.7

Total Federal Home Loan Mortgage Corporation	67.3

Total	$2,439.0

Investments (continued)

The Company has significant exposure to changes in the fair value of two public companies, Northrop and Intermec, by virtue of its investments in the common stock of these companies. The Company’s investments in Northrop represent the Company’s single largest investment exposure. Changes in the fair values of the Company’s equity investments in Northrop and Intermec for the three months ended March 31, 2008 are presented below:

	Fair Value Dec. 31, 2007	Three Months Ended March 31, 2008		Fair Value March 31, 2008
(Dollars in Millions)		Holding Gain (Loss)	Dispositions
Northrop Common and Preferred Stock	$706.0	$(10.6)	$(25.9)	$669.5

Intermec Common Stock	$257.1	$23.8	$—	$280.9

Northrop describes itself as a $32 billion global defense and technology company whose 120,000 employees provide innovative systems, products, and solutions in information and services, electronics, aerospace and shipbuilding to government and commercial customers worldwide. Accordingly, the Company’s investments in Northrop securities are sensitive to the nature of these industry segments. The Company’s equity position in Northrop is comprised of 8,604,581 shares of Northrop common stock, of which 3,973,748 shares were held by Unitrin and 4,630,833 shares were held by Unitrin’s subsidiary, Trinity, representing in total 2.5% of Northrop’s outstanding common stock. The Company acquired its equity position in Northrop in 2001 in connection with Northrop’s acquisition of the Company’s former investee, Litton Industries, Inc. In connection with the acquisition, the Company received Northrop preferred and common stock valued at $177.5 million and $661.5 million, respectively, and cash of $171.8 million, net of transaction costs. Since the acquisition, the Company has reported dividend income of $155.9 million from its investments in Northrop preferred and common stock and reported realized investment gains of $128.9 million from sales of a portion of its holdings of Northrop common stock. At March 31, 2008, the Company had an unrealized gain of $262.1 million on its investment in Northrop common stock. In the first quarter of 2008, Northrop gave notice of its intent to redeem all of its series B convertible preferred stock outstanding on April 4, 2008 at a redemption rate of 1.299246 shares of Northrop common stock for each share of Northrop preferred stock. At the time of Northrop’s notice, the Company had the right to convert its holdings of Northrop preferred stock into Northrop common stock at a more favorable conversion ratio than provided for in Northrop’s redemption notice. Accordingly, the Company converted its holdings of Northrop preferred stock into Northrop common stock at the rate of 1.822267 shares of Northrop common stock for each share of Northrop preferred stock. The Company received 3,234,181 shares of Northrop common stock in the conversion. As a result of the conversion, the Company was not entitled to receive a quarterly dividend on its investment in Northrop preferred stock, but was entitled to receive a dividend on the newly converted shares, but at a much lower dividend rate.

Intermec has described itself as a leader in global supply chain solutions and in the design, development, manufacture and integration of wired and wireless automated data collection, mobile computing systems, bar code printers, label media and Intellitag® RFID (radio frequency identification). Intermec’s products and services are used by customers in many industries to improve productivity, quality and responsiveness of business operations, from supply chain management and enterprise resource planning to field sales and service. Intermec’s products and services are sold globally to a diverse set of customers in markets such as manufacturing, warehousing, direct store delivery, retail, consumer goods, field services, government, security, healthcare, transportation and logistics. Based on information reported in Intermec’s annual report on Form 10-K for the year ended December 31, 2007, the Company owned 20.7% of Intermec’s common stock at March 31, 2008. Accordingly, the Company accounts for its investment in Intermec under the equity method of accounting. The Company reports its investment in Intermec at cost plus accumulated undistributed earnings, rather than fair value in the Condensed Consolidated Balance Sheet. The fair value of the Company’s investment in Intermec exceeded this carrying value by $182.4 million at March 31, 2008.

Investments (continued)

The Company has exposure to the residential mortgage industry primarily by virtue of its investments in the Federal National Mortgage Association, also known as Fannie Mae, (“FNMA”), the Government National Mortgage Association, also known as Ginnie Mae, (“GNMA”), the Federal Home Loan Banks (“FHLB”) and Federal Home Loan Mortgage Corporation, also known as Freddie Mac, (“FHLMC”). FNMA, FHLB and FHLMC are each U.S. government sponsored and federally chartered entities, which are privately capitalized, whereas GNMA is a U.S. government-owned corporation. Securities issued by GNMA are backed by the full faith and credit of the U.S. government. Approximately 93% of the Company’s investments in the fixed maturities of FNMA, FHLB and FHLMC are in general obligations issued by FNMA, FHLB and FHLMC, with the balance invested in various mortgage-backed securities (“MBS”). While each general obligation is fixed in its maturity, 98.5% of the Company’s investments in these general obligations are callable by the issuer prior to their maturity. In contrast, principal payments of MBS securities vary with the underlying mortgages associated with them. The Company has no exposures to interest-only or principal-only investment strips. The Company’s investments in GNMA securities consist of various mortgage pools and pass-through certificates. GNMA guarantees the payment of principal and interest on these securities, which vary with the underlying mortgages. In addition to the Company’s investments in FNMA, GNMA, FHLB and FHLMC securities, the Company had investments in other U.S. government sponsored or owned corporations totaling $50.0 million at March 31, 2008. The Company also owned $8.3 million of MBS at March 31, 2008 issued by private companies, of which $5.4 million may be considered sub-prime.

At March 31, 2008, the Company’s fixed maturity investments in U.S. Treasury securities consisted of various maturities principally ranging from less than one year to 20 years with an effective duration of approximately 8 years. The Company’s short-term investments in U.S. Treasury securities consisted of $63.7 million of U.S. Treasury Bills typically with maturities of less than a week and $75.6 million of U.S. Treasury Bonds and Notes with a maturity of less than one year at the date of purchase. In addition to these investments, the Company had $468.5 million invested in short-term investments such as overnight repurchase agreements, collateralized by securities issued by U.S. government sponsored or owned entities, and money market funds which primarily invest in U.S. Treasury securities. At the time of borrowing, the repurchase agreements generally require the borrower to provide to the Company collateral at least equal to the amount borrowed. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed. While money market fund managers strive to maintain a stable fund price equal to the amounts invested in their funds, investors in such funds bear investment risk in the event that the funds’ investments decline in value.

The Company had $338.3 million invested in various limited liability investment companies and limited partnerships at March 31, 2008, of which $34.2 million was included in the Company’s Investments in Other Equity Securities and $304.1 million was included in Other Investments. As limited liability investment companies, these entities are required to follow certain specialized industry accounting which requires that unrealized gains and losses be included in the results of their operations. The Company is required to account for some of its investments, namely those entities in which the Company’s interest is not deemed minor, in these entities under the equity method of accounting. This specialized accounting along with the requirement to account for some of these investments under the equity method of accounting adds a degree of volatility to the Company’s net investment income. The Company had ownership interests totaling $193.9 million in such entities sponsored by Tennenbaum Capital Partners, LLC (“TCP”) included in Other Investments at March 31, 2008. The Company is also committed to making future contributions of $30.0 million to these TCP-sponsored entities to fund future investments. The Company’s Investments in Fixed Maturities included an investment of $61.6 million in two auction rate preferred stocks issued by one of the TCP-sponsored entities at March 31, 2008. The Company owns no other auction rate preferred stocks. TCP is a private investment firm that specializes in investing in companies undergoing change due to industry trends, economic cycles or specific company circumstances. As such, the TCP-sponsored entities in which the Company invests employ a long-term investment strategy focused on opportunities investments that may include holdings in illiquid securities such as distressed debt or leveraged loans. From time to time, the Company may also invest directly in some of the companies in which the TCP-sponsored entities invest. Such direct investments had a fair value of $69.0 million at March 31, 2008. Goldman Sachs LLC (“Goldman Sachs”), a leading global investment banking, securities and investment management firm, sponsors certain limited partnerships in which the Company invests. The Company’s investments in Goldman Sachs-sponsored entities focus on two distinct investment strategies. One strategy focuses on providing liquidity or partnering solutions for investors in existing private equity assets and providing capital or partnering solutions for portfolio managers. The other strategy focuses on investments in mezzanine securities, which principally include fixed income securities, such as debt and preferred stock, and may also include an equity component, such as warrants, options or common stock. Other

Investments (continued)

Equity Securities and Other Investments include $9.8 million and $48.2 million, respectively, related to the Company’s investments in Goldman Sachs-sponsored entities at March 31, 2008. The Company is also committed to making future contributions of $63.2 million to Goldman Sachs-sponsored entities to fund future investments. In addition, the Company also held investments in Goldman Sachs preferred and common stock with a fair value of $3.7 million at March 31, 2008.

The Company’s Investments in Fixed Maturities included investments in the obligations of 46 states and their respective political subdivisions with a fair value of $1,347.8 million at March 31, 2008, of which $1,300.0 million are callable prior to their maturity at or above par. At March 31, 2008, the Company had $634.6 million of investments in state and municipal bonds which were enhanced with insurance from monoline bond insurers. The Company’s state and municipal bond investment strategy has always been to focus on the underlying credit rating of the issuer and not to rely on the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the average underlying rating of the Company’s entire state and municipal bond portfolio is AA, the majority of which are direct obligations of the state itself. Certain states provide premium tax incentives to insurance companies that invest in their state. The Company has large investment concentrations in Louisiana in particular as a result of premium tax incentives. The Company holds significant investments in two other states and their respective political subdivisions totaling $85.2 million due to premium tax incentives offered by those states.

Liquidity and Capital Resources

At March 31, 2008, there were approximately 1.8 million shares of Unitrin’s outstanding common stock that could be repurchased under the Company’s outstanding repurchase authorization. Common stock may be repurchased in the open market or in privately negotiated transactions from time to time subject to market conditions and other factors. The Company repurchased and retired 1,616,700 shares of its common stock in the three months ended March 31, 2008 at a cost of $57.4 million. The Company has repurchased and retired approximately 62.4 million shares of its common stock in open market transactions at an aggregate cost of approximately $1.8 billion since 1990.

The Company had no outstanding advances under its unsecured, revolving credit agreement at March 31, 2008 or at December 31, 2007. Undrawn letters of credit issued pursuant to the unsecured, revolving credit agreement were $13.1 million at both March 31, 2008 and December 31, 2007. Accordingly, the amounts available for future borrowing were $311.9 million at both March 31, 2008 and at December 31, 2007. On April 1, 2008, the Company completed its acquisition of Primesco in a cash merger transaction valued at $95.6 million. The Company funded the acquisition through borrowings under its unsecured, revolving credit agreement.

The Company does not anticipate making significant changes to its capital structure during 2008. The Company’s management believes that it has sufficient resources to maintain the payment of dividends to Unitrin’s shareholders at its present level. Sources available for future shareholder dividend payments, capital contributions to subsidiaries, the payment of interest on Unitrin’s senior notes and the repurchases of Unitrin’s common stock include the receipt of dividends from Unitrin’s subsidiaries, the receipt of dividends from Unitrin’s investment in Northrop, additional borrowings under Unitrin’s unsecured, revolving credit agreement, and monetization of a portion of the Unitrin’s Northrop holdings. Various state insurance laws restrict the ability of Unitrin’s insurance subsidiaries to pay dividends without regulatory approval. Such laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Certain risk-based capital regulations also have the effect of limiting the amount of dividends that may be paid by Fireside Bank. The Company does not expect Fireside Bank to pay a dividend in 2008. Unitrin estimates that its direct insurance subsidiaries would be able to pay $168.1 million in dividends to Unitrin in 2008 without prior regulatory approval. The Company’s direct insurance subsidiaries did not pay dividends to Unitrin during the first three months of 2008.

Unitrin cash and short-term investments totaled $28.9 million at March 31, 2008. Unitrin directly held investments in Northrop common stock with a market value totaling $309.2 million at March 31, 2008. Unitrin sold a portion of its Northrop common stock holdings, generating gross proceeds of $25.9 million during the first three months of 2008.

Liquidity and Capital Resources (continued)

Quantitative measures established by bank regulations to ensure capital adequacy require Fireside Bank to maintain minimum amounts of capital. Bank regulations define capital calculations for Tier 1 capital, total risk-weighted assets and total risk-based capital. To be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total average assets of 5% or greater. Fireside Bank had ratios of total capital to total risk-weighted assets of 14.0% at March 31, 2008 and 13.9% at December 31, 2007; a ratio of Tier 1 capital to total risk-weighted assets of 12.6% at March 31, 2008 and 13.0% at December 31, 2007; and a ratio of Tier 1 capital to total average assets of 11.3% at March 31, 2008 and 12.0% at December 31, 2007. Higher levels of capital, while undefined, are generally more prudent for Fireside Bank’s sub-prime automobile loan business than would be for lower risk businesses.

During the second half of 2007, Unitrin made capital contributions totaling $52.0 million to its subsidiary, Fireside Securities Corporation, which in turn contributed the same amount to its subsidiary, Fireside Bank. The capital contributions were made to replenish Fireside Bank’s capital position. Unitrin and/or its subsidiaries will likely make additional capital contributions to Fireside Bank during 2008.

The primary sources of funds for Unitrin’s insurance subsidiaries are premiums and investment income. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Accordingly, during periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flow from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could either result in investment gains or losses. Management believes that its insurance subsidiaries maintain adequate levels of liquidity and surplus capacity to manage the risks inherent with any differences between the duration of their liabilities and invested assets and to provide adequate liquidity in the event that its property and casualty insurance subsidiaries experience several catastrophic events over a relatively short period of time.

The primary sources of funds for Fireside Bank are customer deposits, repayments of automobile loans, interest on automobile loans and investment income. The primary uses of funds for Fireside Bank are automobile loans made to consumers, repayment of customer deposits, interest paid to depositors and general expenses.

Net Cash Provided by Operating Activities decreased by $54.2 million for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to an increase of income taxes paid, lower cash dividends received on limited liability investment companies and limited partnerships and the timing of payments related to insurance claims.

Net Cash Used by Investing Activities decreased by $159.3 million for the three months ended March 31, 2008, compared to the same period in 2007. Net cash provided by sales of short-term investments was $51.0 million for the three months ended March 31, 2008, compared to net cash used to acquire short-term investments of $215.4 million for the same period in 2007. Cash used to acquire investments in equity securities and limited liability investment companies and limited partnerships increased by $112.1 million in 2008, compared to 2007. The acquisition of automobile loan receivables, net of automobile loans repaid, used $27.1 million less cash in 2008, compared to 2007. The Company temporarily increased its cash on hand significantly at the end of 2007 as a result of certain premium tax planning strategies. During the first three months of 2008, the Company reduced cash on hand.

Net Cash Used by Financing Activities increased by $49.5 million for the three months ended March 31, 2008, compared to the same period in 2007. Net cash used from certificates of deposits issued, net of withdrawals, was $12.2 million for the three months ended March 31, 2008, compared to net cash provided of $13.2 million for the same period in 2007. The Company used $52.2 million of cash during the first three months of 2008 to repurchase shares of its common stock, compared to $28.0 million of cash used to repurchase shares of its common stock for the same period in 2007.

Interest and Other Expenses

Interest and Other Expenses was $16.7 million and $16.1 million for the three months ended March 31, 2008 and 2007, respectively. Interest and Other Expenses increased for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to higher interest expense related to the Company’s senior notes. Interest expense, excluding interest on a mortgage note payable included in real estate investment expense, was $7.9 million and $7.1 million for the three months ended March 31, 2008 and 2007, respectively. Interest Expense increased in 2008 due primarily to higher levels of senior notes outstanding. On May 11, 2007, the Company issued $360 million of its 6.00% senior notes due May 15, 2017. A portion of the proceeds from the issuance of the 6.00% senior notes was used to repay the Company’s $300 million of 5.75% senior notes due on July 1, 2007.

Income Taxes

The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions, partially offset by the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $13.2 million and $16.4 million for the three months ended March 31, 2008 and 2007, respectively. Tax-exempt investment income and dividends received deductions decreased for the three months ended March 31, 2008, compared to the same period in 2007, due primarily to the lower dividend income from the Company’s investment in Northrop preferred stock. Dividend income from the Company’s investments in Northrop decreased due primarily to the timing of the preferred stock ex-dividend date in 2007, which resulted in two dividend payments in the first quarter of 2007, and the conversion of the Company’s holdings of Northrop preferred stock into Northrop common stock in the first quarter of 2008. Income tax expense for the three months ended March 31, 2008 and 2007 included net state income tax benefit of $0.1 million and net state income tax expense of $0.6 million, respectively.

Accounting Changes

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. On January 1, 2008, the Company adopted SFAS No. 157. The initial application of SFAS No. 157 did not have a material effect on the fair values reported by the Company. The additional disclosures required by SFAS No. 157 are presented in Note 13, “Fair Value Measurements.”

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits the choice of measuring financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On January 1, 2008, the Company adopted SFAS No. 159 and elected not to apply the provisions of SFAS No. 159 to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS No. 159 had no effect on the Company.

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

Accounting Changes (continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not anticipate that the initial application of SFAS No. 160 will have a material impact on the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with enhanced understanding of: how and why an entity uses derivative securities; how derivatives and hedges are being accounted for under SFAS No. 133; and how derivatives and hedges affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 with early adoption permitted. The Company estimates that the initial application of SFAS No. 161 will not be material.

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

Quantitative Information About Market Risk (continued)

The Company measures its sensitivity to market risk by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates and equity prices. The evaluation is made using instantaneous changes in interest rates and equity prices on a static balance sheet to determine the effect such changes would have on the Company’s market value at risk and the resulting pretax effect on Shareholders’ Equity. The changes chosen represent the Company’s view of adverse changes that are reasonably possible over a one-year period. The selection of these changes should not be construed as the Company’s prediction of future market events, but rather an illustration of the impact of such events.

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both March 31, 2008 and December 31, 2007 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Automobile Loan Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at March 31, 2008 and December 31, 2007, respectively. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at March 31, 2008 and December 31, 2007, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at March 31, 2008 and December 31, 2007 with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.81 and 0.88 at March 31, 2008 and December 31, 2007, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended March 31, 2008 and December 31, 2007, respectively, and weighted on the fair value of such securities at March 31, 2008 and December 31, 2007, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the market value of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
March 31, 2008
Assets
Investments in Fixed Maturities	$3,623.6	$(266.1)	$—	$(266.1)
Investments in Equity Securities	1,278.5	(6.9)	(92.4)	(99.3)
Automobile Loan Receivables	1,221.7	(16.5)	—	(16.5)

Liabilities
Certificates of Deposits	$1,296.0	$25.8	$—	$25.8
Notes Payable	547.3	29.8	—	29.8

December 31, 2007
Assets
Investments in Fixed Maturities	$3,686.7	$(248.1)	$—	$(248.1)
Investments in Equity Securities	1,303.6	(3.9)	(108.8)	(112.7)
Automobile Loan Receivables	1,230.3	(16.5)	—	(16.5)

Liabilities
Certificates of Deposits	$1,269.7	$26.3	$—	$26.3
Notes Payable	550.3	30.9	—	30.9

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

Market risk is a broad term related to economic losses due to adverse changes in the fair value of a financial instrument and is inherent to all financial instruments. SEC disclosure rules focus on only one element of market risk-price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates or other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Company’s primary market risk exposures are to changes in interest rates and equity prices. The Company manages its interest rate exposures with respect to Investments in Fixed Maturities by investing primarily in investment-grade securities of moderate effective duration. The interest rate risks with respect to the fair value of Automobile Loan Receivables should be partially offset by the impact of interest rate movements on Investment Certificates of Deposits which are issued to fund these receivables.

At March 31, 2008 and December 31, 2007, $669.5 million and $706.0 million, respectively, of the Company’s Investments in Equity Securities, which exclude the Company’s Investment in Investee, were concentrated in the preferred and common stock of Northrop. Northrop stated in its 2007 Annual Report on Form 10-K that it is a “premier provider of technologically advanced, innovative products, services and solutions in information and services, aerospace, electronics and shipbuilding. As prime contractor, principal subcontractor, partner, or preferred supplier, Northrop Grumman participates in many high-priority defense and non-defense technology programs in the U.S. and abroad. The company conducts most of its business with the U.S. Government, principally the Department of Defense, and it also conducts business with local, state and foreign governments and domestic and international commercial customers.” Accordingly, the Company’s Investments in Equity Securities are sensitive to the nature of Northrop’s industry segments.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and the accompanying unaudited Condensed Consolidated Financial Statements (including the notes thereto) may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “believe(s),” “goal(s),” “target(s),” “estimate(s),” “anticipate(s),” “forecast(s),” “project(s),” “plan(s),” “intend(s),” “expect(s),” “might,” “may” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

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

Caution Regarding Forward-Looking Statements (continued)

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

Information concerning pending legal proceedings is incorporated herein by reference to Note 16, “Legal Proceedings” to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 2.	Changes in Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2008	—	N/A	—	3,423,554
February 1 - February 29, 2008	644,800	$36.93	644,800	2,778,754
March 1 - March 31, 2008	971,900	$34.56	971,900	1,806,854

(1)	This number represents purchases made by the Company under its stock repurchase program, which was first announced on August 8, 1990. The repurchase program was subsequently expanded several times, most recently in November 2006, when the Board of Directors expanded the Company’s authority to repurchase the Company’s common stock by an aggregate number of 6,000,000 shares (in addition to approximately 750,000 shares remaining under its prior authorization). The repurchase program does not have an expiration date.

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

Item 6.	Exhibits

3.1	Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s 2007 Annual Report on Form 10-K filed February 4, 2008.)

3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 12, 2008.)

4.1	Rights Agreement between Unitrin, Inc. and Computershare Trust Company, N.A. as successor Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, dated as of August 4, 2004 and amended May 4, 2006 and October 9, 2006 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2004, Exhibits 4.1 and 4.2 to the Company’s Registration Statement on Form 8-A/A dated May 4, 2006 and Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A dated October 10, 2006.)

4.2	Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.3	Officer’s Certificate, including form of Senior Note with respect to the Company’s 6.00% Senior Notes due May 15, 2017 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 30, 2003.)

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.1 to the Company’s 2006 Annual Report on Form 10-K filed February 2, 2007.)

10.2	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.3	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.4	Unitrin, Inc. 2002 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.5	2005 Restricted Stock and Restricted Stock Unit Plan (Incorporated herein by reference to Appendix B to the Company’s Proxy Statement, dated March 28, 2005, in connection with the Company’s 2005 Annual Meeting of Shareholders.)

10.6	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.7	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.8	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.9	Form of Restricted Stock Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.10	Unitrin, Inc. Pension Equalization Plan, as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.11	Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.11 to the Company’s 2006 Annual Report on Form 10-K filed February 2, 2007), with the following executive officers:

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

10.12	Unitrin, Inc. Severance Plan (Incorporated herein by reference to Exhibit 10.12 to the Company’s 2006 Annual Report on Form 10-K filed February 2, 2007.)

10.13	Unitrin, Inc. Incentive Bonus Plan, dated February 3, 2004 (Incorporated herein by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2004, in connection with the Company’s 2004 Annual Meeting of Shareholders.)

10.14	Unitrin, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2008 (Incorporated herein by reference to Exhibit 10.14 to the Company’s 2007 Annual Report on Form 10-K filed February 4, 2008.)

10.15	Credit Agreement, dated as of June 24, 2005, by and among Unitrin, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent, letter of credit issuer and swing line lender, Wells Fargo Bank, National Association, individually and as syndication agent, and Wachovia Bank, N.A., individually and as documentation agent (Incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed June 27, 2005.)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unitrin, Inc.

Date: May 5, 2008	/s/ Donald G. Southwell
Donald G. Southwell
President and Chief Executive Officer

Date: May 5, 2008	/s/ Eric J. Draut
Eric J. Draut
Executive Vice President and Chief Financial Officer

Date: May 5, 2008	/s/ Richard Roeske
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)