Form 10-Q
period 2008-06-30
UNITRIN INC
filed 2008-08-04
CIK 860748

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2008

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

62,767,014 shares of common stock, $0.10 par value, were outstanding as of July 31, 2008.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:
Earned Premiums	$1,172.2	$1,132.7	$596.3	$570.2
Automobile Finance Revenues	125.5	127.9	62.1	64.9
Net Investment Income	118.1	158.8	62.2	80.2
Other Income	1.4	2.2	0.9	1.2
Net Realized Investment Gains	11.2	39.5	5.0	17.0

Total Revenues	1,428.4	1,461.1	726.5	733.5

Expenses:
Policyholders’ Benefits and Incurred
Losses and Loss Adjustment Expenses	858.9	784.4	448.2	397.2
Insurance Expenses	355.1	345.8	182.8	174.2
Automobile Finance Expenses	123.5	85.8	69.6	43.7
Interest Expense on Certificates of Deposit	30.7	27.8	15.0	14.2
Interest and Other Expenses	31.7	36.1	15.0	20.0

Total Expenses	1,399.9	1,279.9	730.6	649.3

Income (Loss) before Income Taxes and Equity in Net Income (Loss) of Investee	28.5	181.2	(4.1)	84.2
Income Tax Benefit (Expense)	(0.1)	(54.9)	7.5	(24.9)

Income before Equity in Net
Income (Loss) of Investee	28.4	126.3	3.4	59.3
Equity in Net Income (Loss) of Investee	3.3	(0.2)	1.1	(0.6)

Income from Continuing Operations	31.7	126.1	4.5	58.7

Discontinued Operations:
Income (Loss) from Discontinued Operations (Including Gain of $8.1 on Disposal in 2008 - See Notes 1 and 3)	(12.8)	9.5	(3.9)	3.7
Income Tax Benefit (Expense)	0.7	(1.0)	(3.5)	(0.2)

Income (Loss) from Discontinued Operations	(12.1)	8.5	(7.4)	3.5

Net Income (Loss)	$19.6	$134.6	$(2.9)	$62.2

Income Per Share from Continuing Operations	$0.50	$1.90	$0.07	$0.89
Income (Loss) Per Share from Discontinued Operations	(0.19)	0.13	(0.12)	0.05

Net Income (Loss) Per Share	$0.31	$2.03	$(0.05)	$0.94

Income Per Share from Continuing
Operations Assuming Dilution	$0.50	$1.88	$0.07	$0.89
Income (Loss) Per Share from Discontinued Operations Assuming Dilution	(0.19)	0.13	(0.12)	0.05

Net Income (Loss) Per Share Assuming Dilution	$0.31	$2.01	$(0.05)	$0.94

Dividends Paid Per Share	$0.940	$0.910	$0.470	$0.455

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2008 - $3,950.5; 2007 - $3,608.9)	$3,949.6	$3,686.7
Northrop Grumman Corporation Preferred Stock at Fair Value (Cost: 2007 - $177.5)	—	258.5
Northrop Grumman Corporation Common Stock at Fair Value (Cost: 2008 - $403.0; 2007 - $245.5)	570.2	447.5
Other Equity Securities at Fair Value (Cost: 2008 - $485.6; 2007 - $436.5)	589.0	597.6
Investee (Intermec) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2008 - $266.8; 2007 - $257.1)	101.1	90.7
Short-term Investments at Cost which Approximates Fair Value	564.7	658.7
Other	743.5	706.7

Total Investments	6,518.1	6,446.4

Cash	62.1	103.1
Automobile Loan Receivables at Cost (Fair Value: 2008 - $1,213.6; 2007 - $1,230.3)	1,193.1	1,213.5
Other Receivables	682.3	634.8
Deferred Policy Acquisition Costs	498.4	437.4
Goodwill	344.0	314.7
Current and Deferred Income Taxes	28.5	17.2
Other Assets	107.3	109.9
Assets of Discontinued Operations	—	128.0

Total Assets	$9,433.8	$9,405.0

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$2,960.0	$2,533.0
Property and Casualty	1,315.2	1,322.9

Total Insurance Reserves	4,275.2	3,855.9

Certificates of Deposits at Cost (Fair Value: 2008 - $1,221.2; 2007 - $1,269.7)	1,202.4	1,274.3
Unearned Premiums	743.0	722.2
Liabilities for Income Taxes	113.4	262.5
Notes Payable at Amortized Cost (Fair Value: 2008—$597.3; 2007—$550.3)	633.4	560.1
Accrued Expenses and Other Liabilities	421.4	380.9
Liabilities of Discontinued Operations	—	51.3

Total Liabilities	7,388.8	7,107.2

Shareholders’ Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 62,767,014 Shares Issued and Outstanding at June 30, 2008 and 64,254,818 Shares Issued and Outstanding at December 31, 2007	6.3	6.4
Paid-in Capital	768.3	781.3
Retained Earnings	1,107.1	1,185.3
Accumulated Other Comprehensive Income	163.3	324.8

Total Shareholders’ Equity	2,045.0	2,297.8

Total Liabilities and Shareholders’ Equity	$9,433.8	$9,405.0

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
Operating Activities:
Net Income	$19.6	$134.6
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(9.2)	(10.0)
Equity in Net (Income) Loss of Investee before Taxes	(5.0)	0.3
Equity in Losses (Earnings) of Limited Liability Investment Companies and Limited Partnerships	29.3	(12.4)
Distribution of Accumulated Earnings of Limited Liability Investment Companies and Limited Partnerships	0.9	13.0
Amortization of Investment Securities and Depreciation of Investment Real Estate	5.3	3.2
Provision for Loan Losses	73.2	34.0
Depreciation of Property and Equipment	9.9	10.2
Decrease in Other Receivables	14.3	33.6
Increase (Decrease) in Insurance Reserves	15.6	(38.3)
Increase (Decrease) in Unearned Premiums	(30.2)	4.2
Increase (Decrease) in Liabilities for Income Taxes	(65.6)	2.6
Increase in Accrued Expenses and Other Liabilities	7.8	3.3
Net Realized Investment Gains	(11.2)	(39.5)
Gain on Disposition of Business	(8.1)	—
Other, Net	17.2	17.5

Net Cash Provided by Operating Activities	63.8	156.3

Investing Activities:
Sales and Maturities of Fixed Maturities	710.6	249.9
Purchases of Fixed Maturities	(657.1)	(200.5)
Sales of Northrop Grumman Corporation Common Stock	32.2	63.8
Sales of Other Equity Securities	111.3	50.9
Purchases of Other Equity Securities	(145.0)	(45.5)
Acquisition and Improvements of Investment Real Estate	(15.6)	(5.7)
Sale of Investment Real Estate	3.2	3.3
Acquisitions of Limited Liability Investment Companies and Limited Partnerships	(52.7)	(27.8)
Disposition of Business, Net of Cash Disposed	67.0	—
Acquisition of Business, Net of Cash Acquired	(95.8)	(46.8)
Change in Short-term Investments	115.9	(475.6)
Change in Automobile Loan Receivables	(51.3)	(91.6)
Change in Other Investments	(1.8)	(1.0)
Other, Net	(14.6)	(6.2)

Net Cash Provided (Used) by Investing Activities	6.3	(532.8)

Financing Activities:
Change in Certificates of Deposits	(72.0)	48.0
Cash Dividends Paid	(59.7)	(60.7)
Note Payable Proceeds	181.0	354.9
Note Payable Payments	(108.0)	—
Common Stock Repurchases	(57.4)	(74.8)
Cash Exercise of Stock Options	1.6	1.5
Excess Tax Benefits from Share-based Awards	0.2	0.8
Other, Net	1.8	2.0

Net Cash Provided (Used) by Financing Activities	(112.5)	271.7

Decrease in Cash	(42.4)	(104.8)
Cash, Beginning of Year Including Cash Reported in Discontinued Operations	104.5	157.9

Cash, End of Period	$62.1	$53.1

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

Discontinued Operations

The Company accounts for its former Unitrin Business Insurance operations as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, the Condensed Consolidated Statements of Operations and related disclosures for the six and three months ended June 30, 2007 have been reclassified to conform to the current presentation (see Note 3, “Discontinued Operations,” to the Condensed Consolidated Financial Statements).

Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. On January 1, 2008, the Company adopted SFAS No. 157. The initial application of SFAS No. 157 did not have a material effect on the fair values reported by the Company. The additional disclosures required by SFAS No. 157 are presented in Note 14, “Fair Value Measurements.”

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation (continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require: that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not have a noncontrolling interest in one or more subsidiaries. Accordingly, the Company does not anticipate that the initial application of SFAS No. 160 will have an impact on the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements with enhanced understanding of: how and why an entity uses derivative securities; how derivatives and hedges are being accounted for under SFAS No. 133; and how derivatives and hedges affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 with early adoption permitted. The Company estimates that the initial application of SFAS No. 161 will not be material.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, the Company does not anticipate that the initial application of FSP SFAS No. 142-3 will have an impact on the Company. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts (“GIC’s”), including the recognition and measurement of premium revenue and claim liabilities and requires expanded disclosures about GIC’s. SFAS No. 163 does not apply to a GIC that is accounted for as a derivative instrument within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Except for certain disclosure requirements regarding insurance enterprise risk-management activities, SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years. Early adoption is generally not permitted. The Company estimates that the initial application of SFAS No. 163 will not be material.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation (continued)

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 concluded that all outstanding share-based payment awards that contain a right to receive nonforfeitable dividends participate in the undistributed earnings with common shareholders, and therefore, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share, pursuant to SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. Upon adoption, all prior-period earnings per share data presented must be adjusted retrospectively to conform to FSP EITF 03-6-1. The Company estimates that its Basic Net Income per Share from Continuing Operations will decrease by no more than $0.01 per common share on an annual basis on the initial and retrospective application of FSP EITF 03-6-1.

Note 2—Acquisition of Business

On April 1, 2008, the Company completed its acquisition of 100% of Primesco, Inc. (“Primesco”), including its wholly owned subsidiaries, Mutual Savings Life Insurance Company (“Mutual Savings Life”) and Mutual Savings Fire Insurance Company (“Mutual Savings Fire”) in a cash merger transaction for a total purchase price of $95.8 million, including transaction costs of $0.2 million. The results of the acquired companies are included in the Company’s financial statements from the date of acquisition and are reported in the Company’s Life and Health Insurance segment.

The Company has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed. Accordingly, the Company’s estimates and allocation may change as the Company completes the process. Due to the complex nature of the valuation calculations, the estimates of fair value that are most likely to change are the estimates of the fair value of the Value of Insurance Inforce, Insurance Reserves and costs associated with exiting certain activities of Primesco. Changes in the Company’s preliminary estimates of fair values of assets and liabilities acquired, if any, would also likely impact the Company’s allocation of the purchase price to Goodwill and Liabilities for Income Taxes. The Company expects to finalize the allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed in the fourth quarter of 2008. Based on the Company’s preliminary allocation of the purchase price, assets acquired and liabilities assumed were:

(Dollars in Millions)
Investments	$399.1
Other Receivables	12.6
Value of Insurance Inforce (Reported in Deferred Policy Acquisition Costs)	52.4
Goodwill	29.3
Other Assets	3.7
Insurance Reserves	(401.9)
Unearned Premiums	(0.2)
Liabilities for Income Taxes	7.5
Accrued Expenses and Other Liabilities	(6.7)

Total Purchase Price	$95.8

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Discontinued Operations

On June 3, 2008, the Company completed its previously disclosed sale of its Unitrin Business Insurance operations to AmTrust Financial Services, Inc. (“AmTrust”) for total consideration of $101.8 million. Total consideration consisted of cash, other receivables of $10.9 million, with an outstanding balance of $8.7 million at June 30, 2008, and a note receivable from AmTrust valued at $25.1 million The note receivable is payable in four equal annual installments of $7.5 million and is non-interest bearing. Net proceeds were $94.5 million, including $7.3 million of early contract termination fees and other transaction related costs, of which $6.0 million remained unpaid at June 30, 2008. AmTrust acquired the renewal rights to the Unitrin Business Insurance book of business, certain legal entities, selected other assets, and the workforce that the Company employed to underwrite and process its Unitrin Business Insurance products. The results for discontinued operations for the six and three months ended June 30, 2008 and 2007 are summarized below:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Total Earned Premiums	$70.8	$83.5	$27.6	$42.7
Net Investment Income	5.6	12.6	1.9	5.8

Total Revenues	$76.4	$96.1	$29.5	$48.5

Income (Loss) from Discontinued
Operations before Income Taxes:
Results of Operations	$(20.9)	$9.5	$(12.0)	$3.7
Gain on Disposition	8.1	—	8.1	—

Income (Loss) from Discontinued
Operations before Income Taxes	$(12.8)	$9.5	$(3.9)	$3.7

The effective income tax rate differs from the federal statutory income tax rate due primarily to goodwill that is not deductible for tax purposes, tax-exempt investment income and dividends received deductions. It is the Company’s management reporting practice to allocate indirect overhead expenses to all of its insurance operations. In accordance with SFAS No. 144, the Company is not permitted to allocate indirect overhead expenses to discontinued operations. Accordingly, the Company’s results for discontinued operations presented above and in the Condensed Consolidated Statements of Operations exclude indirect overhead expenses of $2.3 million and $1.0 million for the six and three months ended June 30, 2008, respectively, compared to $2.6 million and $1.3 million for the six and three months ended June 30, 2007, respectively.

The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to June 1, 2008, the effective date of the sale. In accordance with SFAS No. 144, the Company is not permitted to report these liabilities as Liabilities of Discontinued Operations. Accordingly, Property and Casualty Insurance Reserves as reported in the Company’s Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007 include $342.1 million and $342.2 million, respectively, for unpaid insured losses incurred by Unitrin Business Insurance retained by the Company. However, pursuant to the provisions of SFAS No. 144, if there are any changes in the Company’s estimate of such retained liabilities after the sale, the impact of these changes will be reported as a separate component of the results of discontinued operations.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Automobile Loan Receivables

Automobile Loan Receivables consists primarily of sub-prime loans, which are secured by automobiles, to residents of California and other western and Midwestern states. Automobile Loan Receivables is stated net of unearned discount, loan fees and reserve for loan losses.

The components of Automobile Loan Receivables at June 30, 2008 and December 31, 2007 were:

(Dollars in Millions)	June 30, 2008	Dec. 31, 2007
Sales Contracts and Loans Receivable	$1,367.0	$1,390.8
Unearned Discounts and Deferred Fees	(21.7)	(28.9)

Net Automobile Loan Receivables Outstanding	1,345.3	1,361.9
Reserve for Loan Losses	(152.2)	(148.4)

Automobile Loan Receivables	$1,193.1	$1,213.5

The status of loan balances included in Net Automobile Loan Receivables Outstanding at June 30, 2008 and December 31, 2007 is presented below:

	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding
(Dollars in Millions)	June 30, 2008		December 31, 2007
Current Loan Balances	$893.1	66.4%	$833.1	61.2%
Delinquent Loan Balance:
Less than 30 Days Delinquent	310.8	23.1%	356.7	26.2%
30 Days to 59 Days Delinquent	95.1	7.1%	111.1	8.1%
60 Days to 89 Days Delinquent	33.4	2.4%	45.8	3.4%
Delinquent 90 Days and Greater	12.9	1.0%	15.2	1.1%

Net Automobile Loan Receivables Outstanding	1,345.3	100.0%	1,361.9	100.0%

Reserve for Loan Losses	(152.2)		(148.4)

Automobile Loan Receivables	$1,193.1		$1,213.5

Activity in the Reserve for Loan Losses for the six and three months ended June 30, 2008 and 2007 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Reserve for Loan Losses - Beginning of Period	$148.4	$68.8	$136.6	$69.2
Provision for Loan Losses	73.2	34.0	46.0	17.5
Net Charge-off:
Automobile Loan Receivables Charged-off	(90.8)	(57.4)	(40.5)	(28.0)
Automobile Loan Receivables Recovered	21.4	25.6	10.1	12.3

Net Charge-off	(69.4)	(31.8)	(30.4)	(15.7)

Reserve for Loan Losses - End of Period	$152.2	$71.0	$152.2	$71.0

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Property and Casualty Insurance Reserves

Property and Casualty Insurance Reserve activity for the six months ended June 30, 2008 and 2007 was:

	Six Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007
Property and Casualty Insurance Reserves -
Gross of Reinsurance at Beginning of Year	$1,322.9	$1,432.6
Less Reinsurance Recoverables at Beginning of Year	84.8	137.9

Property and Casualty Insurance Reserves -
Net of Reinsurance at Beginning of Year	1,238.1	1,294.7
Acquired, Net of Reinsurance	0.2	25.0

Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	714.7	641.0
Discontinued Operations	62.7	58.0

Total Incurred Losses and LAE related to Current Year	777.4	699.0

Prior Years:
Continuing Operations	(36.9)	(33.6)
Discontinued Operations	(1.0)	(14.4)

Total Incurred Losses and LAE related to Prior Years	(37.9)	(48.0)

Total Incurred Losses and LAE	739.5	651.0

Paid Losses and LAE Related to:
Current Year:
Continuing Operations	384.8	333.9
Discontinued Operations	19.8	14.4

Total Paid Losses and LAE related to Current Year	404.6	348.3

Prior Years:
Continuing Operations	291.9	285.7
Discontinued Operations	41.3	47.1

Total Paid Losses and LAE related to Prior Years	333.2	332.8

Total Paid Losses and LAE	737.8	681.1

Property and Casualty Insurance Reserves -
Net of Reinsurance at End of Period	1,240.0	1,289.6
Plus Reinsurance Recoverable at End of Period	75.2	98.8

Property and Casualty Insurance Reserves -
Gross of Reinsurance at End of Period	$1,315.2	$1,388.4

Property and Casualty Insurance Reserves are estimated based on historical experience patterns and current economic trends. Actual loss experience and loss trends are likely to differ from these historical experience patterns and economic conditions. Loss experience and loss trends emerge over several years from the dates of loss inception. The Company monitors such emerging loss trends. Upon concluding, based on the data available, that an emerging loss trend will continue, the Company adjusts its property and casualty insurance reserves to recognize such trend. Changes in such estimates are included in the Condensed Consolidated Statements of Operations in the period of change.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Property and Casualty Insurance Reserves (continued)

For the six months ended June 30, 2008, the Company reduced its property and casualty insurance reserves by $37.9 million, to recognize favorable development of losses and loss adjustment expenses (“LAE”) from prior accident years. For the six months ended June 30, 2008, personal lines insurance losses and LAE reserves developed favorably by $33.9 million and commercial lines insurance losses and LAE reserves developed favorably by $4.0 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2006 and 2005 accident years, partially due to the improvements in the Company’s claims handling procedures. For the six months ended June 30, 2007, the Company reduced its property and casualty insurance reserves by $48.0 million to recognize favorable development of losses and LAE from prior accident years. For the six months ended June 30, 2007, personal lines insurance losses and LAE developed favorably by $28.1 million and commercial lines insurance losses and LAE developed favorably by $19.9 million. The reserve reductions were primarily due to the emergence of more favorable loss trends than expected for the 2005 and 2004 accident years, partially due to the improvements in the Company’s claims handling procedures.

The Company cannot predict whether losses and LAE will or will not develop favorably or unfavorably from the amounts reported in the Company’s condensed consolidated financial statements. However, the Company believes that such development will not have a material effect on the Company’s consolidated financial position, but could have a material effect on the Company’s consolidated financial results for a given period.

Note 6—Notes Payable

Total debt outstanding at June 30, 2008 and December 31, 2007 was:

(Dollars in Millions)	June 30, 2008	Dec. 31, 2007
Senior Notes at Amortized Cost:
6.00% Senior Notes due May 15, 2017	$355.2	$355.0
4.875% Senior Notes due November 1, 2010	199.2	199.1
Notes Payable under Revolving Credit Agreement	73.0	—
Mortgage Note Payable at Amortized Cost	6.0	6.0

Total Debt Outstanding	$633.4	$560.1

The Company had $73.0 million of outstanding advances under its $325 million, unsecured, revolving credit agreement at June 30, 2008. The Company had no outstanding advances under this agreement at December 31, 2007. Undrawn letters of credit issued pursuant to this agreement were $13.1 million at both June 30, 2008 and December 31, 2007. Accordingly, the amounts available for future borrowing were $238.9 million and $311.9 million at June 30, 2008 and December 31, 2007, respectively.

Interest Expense, including facility fees and accretion of discount, for the six and three months ended June 30, 2008 and 2007 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Notes Payable under Revolving Credit Agreement	$0.9	$0.2	$0.8	$0.1
6.00% Senior Notes due May 15, 2017	11.0	3.0	5.5	3.0
4.875% Senior Notes due November 1, 2010	5.0	5.0	2.5	2.5
5.75% Senior Notes due July 1, 2007	—	9.0	—	4.5
Mortgage Note Payable	0.2	0.2	0.1	0.1

Interest Expense before Capitalization of Interest	17.1	17.4	8.9	10.2
Capitalization of Interest	(0.5)	—	(0.3)	—

Total Interest Expense	$16.6	$17.4	$8.6	$10.2

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Notes Payable (continued)

Interest Paid, including facility fees, for the six and three months ended June 30, 2008 and 2007 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Notes Payable under Revolving Credit Agreement	$0.7	$0.1	$0.6	$0.1
6.00% Senior Notes due May 15, 2017	10.8	—	10.8	—
4.875% Senior Notes due November 1, 2010	4.9	4.9	4.9	4.9
5.75% Senior Notes due July 1, 2007	—	8.6	—	—
Mortgage Note Payable	0.2	0.2	0.1	0.1

Total Interest Paid	$16.6	$13.8	$16.4	$5.1

Note 7—Income from Investments

Net Investment Income for the six and three months ended June 30, 2008 and 2007 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Investment Income:
Interest and Dividends on Fixed Maturities	$117.3	$106.5	$65.9	$52.9
Dividends on Northrop Preferred Stock	—	9.3	—	3.1
Dividends on Northrop Common Stock	6.6	5.0	3.4	2.5
Dividends on Other Equity Securities	10.4	11.0	6.4	8.1
Short-term Investments	8.3	18.6	2.8	11.0
Loans to Policyholders	7.1	6.7	3.6	3.3
Real Estate	15.5	15.0	8.0	7.5
Limited Partnerships and Limited Liability Companies	(28.9)	12.4	(19.8)	4.0

Total Investment Income	136.3	184.5	70.3	92.4
Investment Expenses:
Real Estate	11.8	12.2	5.8	5.9
Other investment Expenses	0.8	0.9	0.4	0.5

Total Investment Expenses	12.6	13.1	6.2	6.4

Net Investment Income Including
Discontinued Operations	123.7	171.4	64.1	86.0
Net Investment Income Reported in
Discontinued Operations	(5.6)	(12.6)	(1.9)	(5.8)

Net Investment Income	$118.1	$158.8	$62.2	$80.2

Dividend income from the Company’s investment in Northrop Grumman Corporation (“Northrop”) preferred stock decreased for the six and three months ended June 30, 2008, compared to the same periods in 2007, due to the timing of the ex-dividend date in 2007, which resulted in two dividend payments in the first quarter of 2007, and the conversion of the Company’s preferred stock holdings into Northrop common stock in 2008. Short-term investment income decreased for the six and three months ended June 30, 2008, compared to the same periods in 2007, due primarily to lower yields on short-term investments. Investment income from limited liability investment companies and limited partnerships decreased for the six and three months ended June 30, 2008, compared to the same periods in 2007, due primarily to the Company’s pro rata share of unrealized losses from investments recognized in operations by certain of the limited liability investment companies and limited partnerships.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Income from Investments (continued)

The components of Net Realized Investment Gains for the six and three months ended June 30, 2008 and 2007 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Fixed Maturities:
Gains on Dispositions	$4.5	$1.2	$4.0	$0.7
Losses on Dispositions	(1.2)	(3.7)	(1.1)	(3.7)
Losses from Write-downs	(1.7)	(0.7)	(1.1)	(0.2)
Northrop Common Stock:
Gains on Dispositions	12.1	26.6	1.8	7.7
Other Equity Securities:
Gains on Dispositions	27.3	14.8	21.5	10.9
Losses on Dispositions	(5.6)	(0.5)	(4.3)	(0.4)
Losses from Write-downs	(25.1)	(0.3)	(17.2)	—
Real Estate:
Gains on Dispositions	1.5	1.9	1.5	1.9
Other Investments:
Gains on Dispositions	0.3	0.3	0.3	0.2
Losses on Dispositions	(0.9)	(0.1)	(0.4)	(0.1)

Net Realized Investment Gains	$11.2	$39.5	$5.0	$17.0

Note 8—Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the six and three months ended June 30, 2008 and 2007 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Service Cost Benefits Earned	$6.2	$6.7	$2.7	$3.2
Interest Cost on Projected Benefit Obligation	10.4	10.0	5.1	5.0
Expected Return on Plan Assets	(12.6)	(12.3)	(6.4)	(6.2)
Net Amortization and Deferral	—	0.3	(0.2)	0.3

Total Pension Expense	$4.0	$4.7	$1.2	$2.3

Total Pension Expense presented above includes service cost benefits earned and reported in discontinued operations of $0.7 million and $0.4 million for the six and three months ended June 30, 2008, respectively, compared to $0.6 million and $0.2 million for the same periods in 2007.

The components of Postretirement Benefits Other than Pension Expense for the six and three months ended June 30, 2008 and 2007 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Service Cost on Benefits Earned	$0.1	$0.1	$0.1	$0.1
Interest Cost on Projected Benefit Obligation	1.0	1.0	0.5	0.4
Net Amortization and Deferral	(1.1)	(1.2)	(0.6)	(0.8)

Total Postretirement Benefits
Other than Pensions Expense	$—	$(0.1)	$—	$(0.3)

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9—Long-term Equity Compensation Plans

The Company has four stock option plans, all of which have been approved by Unitrin’s shareholders. Stock options to purchase Unitrin’s common stock are granted at prices equal to the fair market value of Unitrin’s common stock on the date of grant to both employees and directors. Employee options generally vest over a period of three and one-half years and expire ten years from the date of grant. Beginning in 2003, options granted to employees were coupled with tandem stock appreciation rights (“SAR”), settled in Unitrin stock. Options granted to directors are exercisable one year from the date of grant and expire ten years from the date of grant. At June 30, 2008, options to purchase 5,331,840 shares of Unitrin’s common stock were outstanding and options to purchase 1,332,027 shares of Unitrin’s common stock were available for future grants under the Company’s four stock option plans.

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

In addition, the Company has a restricted stock plan, which has been approved by Unitrin’s shareholders. Under this plan, restricted stock and restricted stock units may be granted to all eligible employees. Recipients of restricted stock are entitled to full dividend and voting rights and all awards are subject to forfeiture until certain restrictions have lapsed. As of June 30, 2008, 345,400 shares of restricted stock having a weighted-average grant-date fair value of $44.30 per share have been awarded, of which 33,788 shares were forfeited and 17,640 were tendered to satisfy tax withholding obligations. As of June 30, 2008, there were 706,028 common shares available for future grants.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9—Long-term Equity Compensation Plans (continued)

The assumptions used in the Black-Scholes pricing model for options granted during the six months ended June 30, 2008 and 2007 were as follows:

Six Months Ended
	June 30, 2008	June 30, 2007
Range of Valuation Assumptions
Expected Volatility	22.36% - 24.52%	17.57% - 22.55%
Risk Free Interest Rate	2.18% - 3.39%	4.45% - 4.81%
Expected Dividend Yield	3.86% - 5.49%	3.51% - 3.96%

Weighted-Average Expected Life
Employee Grants	2.5 - 7.5 years	2 - 7 years
Director Grants	4 - 6.5 years	4 - 6 years

Option and SAR activity for the six months ended June 30, 2008 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	5,275,958	$46.95
Granted	497,941	37.31
Exercised	(69,746)	32.76
Forfeited or Expired	(372,313)	48.74

Outstanding at June 30, 2008	5,331,840	$46.11	5.20	$0.2

Vested and Expected to Vest	5,242,064	$46.19	5.64	$1.0

Exercisable at June 30, 2008	4,113,024	$46.94	4.24	$0.2

The weighted-average grant-date fair values of options granted during the six months ended June 30, 2008 and 2007 were $4.81 per option and $6.97 per option, respectively. Total intrinsic value of stock options exercised was $0.4 million and $3.8 million for the six months ended June 30, 2008 and 2007, respectively. Cash received from option exercises was $1.6 million and $1.5 million for the six months ended June 30, 2008 and 2007, respectively. Total tax benefits realized for tax deductions from option exercises were $0.2 million and $1.4 million for the six months ended June 30, 2008 and 2007, respectively.

Activity related to nonvested restricted stock for the six months ended June 30, 2008 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	177,489	$46.44
Granted	93,900	37.14
Vested	—	—
Forfeited	(16,600)	44.37

Nonvested Balance at June 30, 2008	254,789	$43.15

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9—Long-term Equity Compensation Plans (continued)

For equity compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Share-based compensation expense for all of the Company’s long-term equity-based compensation plans was $5.0 million and $9.1 million for the six months ended June 30, 2008 and 2007, respectively. Total unamortized compensation expense related to nonvested awards of such plans at June 30, 2008 was $8.3 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Note 10—Income Taxes

The components of Liabilities for Income Taxes at June 30, 2008 and December 31, 2007 were:

(Dollars in Millions)	June 30, 2008	Dec. 31, 2007
Current Income Taxes	$—	$31.1
Deferred Income Taxes	92.8	211.3
Unrecognized Tax Benefits	20.6	20.1

Liabilities for Income Taxes	$113.4	$262.5

For the years ended December 31, 2007, 2006 and 2005, all of Unitrin’s subsidiaries, except for Primesco and its subsidiaries, are eligible to be included in a consolidated Federal income tax return with Unitrin. For the year ended December 31, 2008, all of Unitrin’s subsidiaries, except for Mutual Savings Life and Mutual Savings Fire, are eligible to be included in a consolidated Federal income tax return with Unitrin. The statute of limitations related to Unitrin and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2003. The statute of limitations related to Primesco and its subsidiaries is closed for all years up to and including 2003. The expiration of the statute of limitations related to the various state income tax returns that Unitrin and its subsidiaries file varies by state. Unitrin’s consolidated Federal income tax returns and Primesco’s consolidated Federal income tax returns are not currently under examination. The Illinois Department of Revenue is currently conducting an audit of the Company’s 2005 and 2006 Illinois tax returns. The California Franchise Tax Board is conducting an audit of Fireside Bank’s 2004, 2005 and 2006 California tax returns. The Company does not expect any material modifications to the returns as filed to result from the audits.

Income taxes paid were $66.6 million and $52.4 million for the six months ended June 30, 2008 and 2007, respectively.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11—Net Income Per Share

Net Income Per Share and Net Income Per Share Assuming Dilution for the six and three months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended		Three Months Ended
(Dollars and Shares in Millions, Except Per Share Amounts)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Income from Continuing Operations	$31.7	$126.1	$4.5	$58.7
Dilutive Effect on Income from Continuing Operations from Investee’s Equivalent Shares	—	—	—	—

Income from Continuing Operations Assuming Dilution	31.7	126.1	4.5	58.7
Income (Loss) from Discontinued Operations	(12.1)	8.5	(7.4)	3.5

Net Income (Loss) Assuming Dilution	$19.6	$134.6	$(2.9)	$62.2

Weighted-Average Common Shares Outstanding	63.1	66.4	62.5	65.9
Dilutive Effect of Unitrin Share-based Compensation Plans	0.2	0.4	0.2	0.4

Weighted-Average Common Shares and
Equivalent Shares Outstanding Assuming Dilution	63.3	66.8	62.7	66.3

Income Per Share from Continuing Operations	$0.50	$1.90	$0.07	$0.89
Income (Loss) Per Share from Discontinued Operations	(0.19)	0.13	(0.12)	0.05

Net Income (Loss) Per Share	$0.31	$2.03	$(0.05)	$0.94

Income Per Share from Continuing Operations
Assuming Dilution	$0.50	$1.88	$0.07	$0.89
Income (Loss) Per Share from Discontinued Operations
Assuming Dilution	(0.19)	0.13	(0.12)	0.05

Net Income (Loss) Per Share Assuming Dilution	$0.31	$2.01	$(0.05)	$0.94

Options outstanding at June 30, 2008 and 2007 to purchase 5.1 million shares and 2.3 million shares, respectively, of Unitrin common stock were excluded from the computation of Net Income Per Share Assuming Dilution for the six months ended June 30, 2008 and 2007, respectively, because the exercise prices exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12—Comprehensive Income (Loss)

Other Comprehensive Income (Loss) for the six and three months ended June 30, 2008 and 2007 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$(242.1)	$49.3	$(173.5)	$(12.9)
Reclassification Adjustment for Amounts Included in Net Income (Loss)	(11.3)	(37.4)	(4.6)	(15.0)

Unrealized Holding Gains (Losses)	(253.4)	11.9	(178.1)	(27.9)
Equity in Other Comprehensive Income of Investee	5.3	(0.2)	1.0	(0.2)
Amortization of Unrecognized Postretirement Benefit Costs	(1.1)	(1.0)	(0.8)	(0.6)

Other Comprehensive Income (Loss) Before Income Taxes	(249.2)	10.7	(177.9)	(28.7)

Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	85.3	(17.7)	61.1	4.1
Reclassification Adjustment for Amounts Included in Net Income (Loss)	3.9	13.1	1.6	5.3

Unrealized Holding Gains and Losses	89.2	(4.6)	62.7	9.4
Equity in Other Comprehensive Income of Investee	(1.9)	—	(0.4)	—
Amortization of Unrecognized Postretirement Benefit Costs	0.4	0.3	0.3	0.2

Income Tax Benefit (Expense)	87.7	(4.3)	62.6	9.6

Other Comprehensive Income (Loss)	$(161.5)	$6.4	$(115.3)	$(19.1)

Total Comprehensive Income (Loss) was a loss of $141.9 million and income of $141.0 million for the six months ended June 30, 2008 and 2007, respectively. Total Comprehensive Income (Loss) was a loss of $118.2 million and income of $43.1 million for the three months ended June 30, 2008 and 2007, respectively.

The components of Accumulated Other Comprehensive Income at June 30, 2008 and December 31, 2007 were:

(Dollars in Millions)	June 30, 2008	Dec. 31, 2007
Net Unrealized Gains on Investments, Net of Income Taxes	$174.9	$338.2
Net Unrealized Gains on Assets of Discontinued Operations, Net of Income Taxes	—	0.9
Equity in Accumulated Other Comprehensive Income (Loss) of Investee, Net of Income Taxes	1.3	(2.1)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(12.9)	(12.2)

Total Accumulated Other Comprehensive Income	$163.3	$324.8

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Business Segments

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and automobile finance businesses. The Company conducts its continuing operations through five operating segments: Kemper, Unitrin Specialty, Unitrin Direct, Life and Health Insurance and Fireside Bank.

NOTE: The Company uses the registered trademark, “Kemper,” under license, for personal lines insurance only, from Lumbermens Mutual Casualty Company (“Lumbermens”), which is not affiliated with the Company. Lumbermens continues to use the name, “Kemper Insurance Companies,” in connection with its operations, which are distinct from, and not to be confused with, Unitrin’s Kemper business segment.

The Kemper segment provides preferred and standard risk personal automobile and homeowners insurance through networks of independent agents. The Unitrin Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty markets through networks of independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their driving records. Unitrin Direct markets personal automobile insurance through direct mail, radio and the Internet through web insurance portals, click-thrus and its own website. In addition, the Unitrin Direct segment specializes in the sale of personal automobile and homeowners insurance through employer-sponsored voluntary benefit programs. The Life and Health Insurance segment provides individual life, accident, health and hospitalization insurance. The Company’s Life and Health Insurance employee-agents also market property insurance products under common management. The Fireside Bank segment makes sub-prime automobile loans primarily for the purchase of pre-owned automobiles and offers certificates of deposits.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Business Segments (continued)

Segment Revenues for the six and three months ended June 30, 2008 and 2007 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:
Kemper:
Earned Premiums	$459.0	$461.1	$229.4	$231.6
Net Investment Income	13.4	23.3	6.0	11.0
Other Income	0.2	0.2	0.1	0.1

Total Kemper	472.6	484.6	235.5	242.7

Unitrin Specialty:
Earned Premiums	237.2	224.5	122.4	114.1
Net Investment Income	6.0	10.3	2.7	4.8
Other Income	0.1	0.1	0.1	0.1

Total Unitrin Specialty	243.3	234.9	125.2	119.0

Unitrin Direct:
Earned Premiums	145.9	114.8	73.8	58.7
Net Investment Income	3.1	4.2	1.4	2.0
Other Income	0.2	0.2	0.1	0.1

Total Unitrin Direct	149.2	119.2	75.3	60.8

Life and Health Insurance:
Earned Premiums	330.1	332.3	170.7	165.9
Net Investment Income	84.9	100.8	46.6	52.2
Other Income	0.7	0.5	0.5	0.2

Total Life and Health Insurance	415.7	433.6	217.8	218.3

Fireside Bank:
Interest, Loan Fees and Earned Discounts	122.7	123.4	60.9	62.6
Other Automobile Finance Revenues	2.8	4.5	1.2	2.3

Automobile Finance Revenues	125.5	127.9	62.1	64.9
Net Investment Income	2.8	2.0	1.0	1.0

Total Fireside Bank	128.3	129.9	63.1	65.9

Total Segment Revenues	1,409.1	1,402.2	716.9	706.7
Unallocated Dividend Income	6.8	14.4	3.5	5.6
Net Realized Investment Gains	11.2	39.5	5.0	17.0
Other	1.3	5.0	1.1	4.2

Total Revenues	$1,428.4	$1,461.1	$726.5	$733.5

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Business Segments (continued)

Segment Operating Profit (Loss) for the six and three months ended June 30, 2008 and 2007 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Segment Operating Profit (Loss):
Kemper	$8.7	$36.4	$(2.6)	$13.2
Unitrin Specialty	9.2	20.3	5.1	10.7
Unitrin Direct	(23.3)	(17.7)	(14.0)	(8.7)
Life and Health Insurance	56.6	86.7	26.5	45.9
Fireside Bank	(25.9)	16.3	(21.5)	8.0

Total Segment Operating Profit (Loss)	25.3	142.0	(6.5)	69.1
Unallocated Dividend Income	6.8	14.4	3.5	5.6
Net Realized Investment Gains	11.2	39.5	5.0	17.0
Other Expense, Net	(14.8)	(14.7)	(6.1)	(7.5)

Income (Loss) from Continuing Operations Before Income
Taxes and Equity in Net Income (Loss) of Investee	$28.5	$181.2	$(4.1)	$84.2

Segment Net Income for the six and three months ended June 30, 2008 and 2007 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Segment Net Income (Loss):
Kemper	$10.0	$27.9	$0.5	$10.6
Unitrin Specialty	7.9	15.1	4.3	7.9
Unitrin Direct	(14.1)	(10.8)	(8.6)	(5.3)
Life and Health Insurance	35.9	56.5	17.2	29.9
Fireside Bank	(15.2)	9.5	(12.6)	4.7

Total Segment Net Income	24.5	98.2	0.8	47.8
Net Income (Loss) From:
Unallocated Dividend Income	5.9	12.7	3.0	4.9
Net Realized Investment Gains	7.3	25.6	3.3	11.0
Other Expense, Net	(9.3)	(10.2)	(3.7)	(4.4)

Income from Continuing Operations Before
Equity in Net Income (Loss) of Investee	28.4	126.3	3.4	59.3
Equity in Net Income (Loss) of Investee	3.3	(0.2)	1.1	(0.6)

Income from Continuing Operations	$31.7	$126.1	$4.5	$58.7

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Business Segments (continued)

Earned Premiums by product line for the six and three months ended June 30, 2008 and 2007 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Life	$197.6	$197.3	$103.4	$98.3
Accident and Health	79.2	79.5	40.1	39.9
Property and Casualty:
Personal Lines:
Automobile	628.2	581.7	319.3	294.8
Homeowners	198.5	196.2	100.1	98.4
Other Personal	25.4	23.5	12.7	11.8

Total Personal Lines	852.1	801.4	432.1	405.0

Commercial Automobile	43.3	54.5	20.7	27.0

Total Earned Premiums	$1,172.2	$1,132.7	$596.3	$570.2

Note 14—Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, which among other matters, requires enhanced disclosures about assets and liabilities that are measured and reported at fair value on a recurring basis. The Company classifies its Investments in Fixed Maturities, Investments in Northrop Common Stock and Investments in Other Equity Securities as available for sale and reports these investments at fair value. The Company classifies certain investments in mutual funds included in Other Investments as trading securities and reports these investments at fair value. The Company has no material liabilities that are measured and reported at fair value.

SFAS No. 157 defines fair value and establishes a hierarchal framework which prioritizes and ranks the market price observability used in fair value measurements. Market price observability is affected by a number of factors, including the type of asset or liability and the characteristics specific to the asset or liability being measured. Assets and liabilities with readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Under SFAS No. 157, the inputs used to measure fair value must be classified into one of three levels as follows:

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14—Fair Value Measurements (continued)

The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at June 30, 2008 is summarized below:

		Fair Value Measurements
(Dollars in Millions)	Fair Value June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities	$5,108.8	$1,040.9	$3,795.4	$272.5
Trading Securities	5.2	5.2	—	—

Total	$5,114.0	$1,046.1	$3,795.4	$272.5

The Company’s investments in available for sale securities classified as Level 1 in the above table primarily consist of U.S. Treasury Bonds and Notes and investments in publicly-traded common stocks, including the Company’s investment in Northrop common stock. The Company’s investments in available for sale securities classified as Level 2 in the above table primarily consist of investments in corporate bonds and preferred stocks, state and municipal bonds, and bonds and mortgage-backed securities of U.S. government agencies. The Company uses a leading, nationally recognized provider of market data and analytics to price the vast majority of the Company’s Level 2 measurements. The provider utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed maturity securities do not trade on a daily basis, the provider’s evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to prepare evaluations. In addition, the provider uses model processes to develop prepayment and interest rate scenarios. The pricing provider’s models and processes also take into account market convention. For each asset class, teams of its evaluators gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models. The Company generally validates the measurements obtained from its primary pricing provider by comparing them with measurements obtained from one additional pricing provider that provides either prices from recent market transactions or quotes in inactive markets or evaluations based on its own proprietary models. The Company investigates significant differences related to the values provided. In instances where a measurement cannot be obtained from either pricing provider, the Company generally will evaluate bid prices from one or more binding quotes obtained from market makers to value investments in inactive markets and classified by the Company as Level 2. The Company generally classifies securities when it receives non-binding quotes or indications as Level 3 securities unless the Company can validate the quote or indication against recent transactions in the market. For securities classified as Level 3, the Company either uses valuations provided by third party fund managers or the Company’s own internal valuations. These valuations typically employ valuation techniques including earning multiples based on comparable public securities, industry specific non-earnings based multiples, and discounted cash flow models. Valuations classified as Level 3 by the Company generally consist of investments in various private placement securities of non-rated entities. In rare cases, if the private placement security has only been outstanding for a short amount of time, the Company, after considering the initial assumptions used in acquiring an investment, will rely on the original purchase price as representative of the fair value.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14—Fair Value Measurements (continued)

Additional information pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended June 30, 2008 is presented below:

	Available for Sale Securities
(Dollars in Millions)	Six Months Ended June 30, 2008	Three Months Ended June 30, 2008
Balance at Beginning of Period	$218.9	$231.0
Total Gains (Losses):
Included in Earnings	(0.1)	2.4
Included in Other Comprehensive Income	(3.2)	(2.2)
Purchases, Sales and Settlements, Net	45.8	30.2
Transfers in and/or out of Level 3	11.1	11.1

Balance at June 30, 2008	$272.5	$272.5

Gains Included in Earnings and Gains Included in Other Comprehensive Income for the six months ended June 30, 2008 for investments classified as Level 3 include a realized gain of $2.2 million and an unrealized gain of $3.9 million, respectively, related to the partial disposition of and the recovery of the fair value of an investment in the fixed maturity obligation of a single issuer that the Company had previously written down due to an other than temporary decline in fair value. The fair value of the investment recovered due to the capital restructuring of, including a capital infusion into, the issuer. Losses Included in Earnings for the six months ended June 30, 2008 include realized losses of $2.5 million and $0.6 million to write down the Company’s investment in the common stock of one issuer and the common stock of another issuer, respectively, due to other than temporary declines in the fair value of the investments. Losses included in Other Comprehensive Income for the six months ended June 30, 2008 for investments classified as Level 3 include an unrealized loss of $6.1 million with no change in the current quarter, related to a decline in the fair value of two redeemable, auction rate preferred stocks from a single issuer which are reported in Investments in Fixed Maturities. The Company attributes the decline in the fair value of these preferred stocks to liquidity issues in the market for auction rate preferred stocks, rather than credit issues related to the issuer of the securities. Accordingly, the Company expects to fully recover its investment on or before the securities mature.

Note 15—Related Parties

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

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based on the fair market value of the assets under management. At June 30, 2008, Trinity and the Company’s pension plans had $208.8 million and $91.0 million, respectively, in investments managed by FS&C. For the six and three months ended June 30, 2008, Trinity and the Company’s pension plans paid $0.4 million and $0.2 million, respectively, in the aggregate to FS&C, compared to $0.4 million and $0.2 million in the same periods in 2007.

With respect to the Company’s defined contribution plans, one of the investment choices afforded to participants is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. As of June 30, 2008, participants in the Company’s defined contribution plans had allocated $22.5 million for investment in the Dreyfus Appreciation Fund, representing 8.7% of the total amount invested by participants in the Company’s defined contribution plans.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15—Related Parties (continued)

The Company believes that the transactions described above have been entered into on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

As described in Note 16, “Relationships with Mutual Insurance Companies,” to the Condensed Consolidated Financial Statements, the Company also has certain relationships with mutual insurance companies. Such companies are owned by the policyholders of such companies.

Note 16—Relationships with Mutual Insurance Companies

Trinity and Capitol County Mutual Fire Insurance Company (“Capitol”), and Trinity and Capitol’s wholly-owned subsidiary, Old Reliable Casualty Company (“ORCC”), are parties to quota share reinsurance agreements whereby Trinity assumes 100% of the business written by Capitol and ORCC. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Five employees of the Company serve as directors of Capitol’s five-member board of directors. Nine employees of the Company also serve as directors of ORCC’s nine-member board of directors.

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

Note 17—Legal Proceedings

In the ordinary course of their businesses, Unitrin and its subsidiaries are involved in a number of legal proceedings, including lawsuits and regulatory examinations and inquiries. Some of these proceedings include matters particular to Unitrin or one or more of its subsidiaries, while others pertain to business practices in the industries in which Unitrin or its subsidiaries operate. Some lawsuits seek class action status that, if granted, could expose Unitrin or its subsidiaries to potentially significant liability by virtue of the size of the putative classes. These matters can raise complicated issues and may be subject to many uncertainties, including but not limited to: (i) the underlying facts of the matter; (ii) unsettled questions of law; (iii) issues unique to the jurisdiction where the matter is pending; (iv) damage claims, including claims for punitive damages, that are disproportionate to the actual economic loss incurred; and (v) the legal, regulatory and political environment faced by large corporations generally and the insurance and banking sectors specifically. Accordingly, the outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular points in time are in most cases difficult or impossible to ascertain with any degree of certainty.

Unitrin and certain of its subsidiaries, like many property and casualty insurers, have been forced to defend a growing number of individual lawsuits, mass actions and statewide putative class actions in Louisiana and Texas arising out of Hurricanes Katrina and Rita. In these matters, the plaintiffs seek compensatory and punitive damages, and equitable relief. Unitrin and such subsidiaries believe they have meritorious defenses to these proceedings and are defending them vigorously.

Fireside Bank is defending two class action lawsuits in California state courts that allege that Fireside Bank’s post-repossession notices to defaulting borrowers failed to comply with certain aspects of California law. The plaintiffs seek: (i) compensatory damages, including a refund of deficiency balances collected from customers who received the allegedly defective notices; (ii) punitive damages; and (iii) equitable relief. A statewide class has been certified in one of these matters. Fireside Bank has successfully moved to have these two cases treated on a coordinated basis going forward. Fireside Bank is contesting the allegations that its post-repossession notices were deficient and believes it has meritorious defenses to these lawsuits and is defending them vigorously.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Results

Net Income was $19.6 million ($0.31 per common share) for the six months ended June 30, 2008, compared to $134.6 million ($2.03 per common share) for the same period in 2007. The Company reported a Net Loss of $2.9 million ($0.05 per common share) for the three months ended June 30, 2008, compared to Net Income of $62.2 million ($0.94 per common share) for the same period in 2007. Income from Continuing Operations was $31.7 million ($0.50 per common share) and $4.5 million ($0.07 per common share) for the six and three months ended June 30, 2008, compared to $126.1 million ($1.90 per common share) and $58.7 million ($0.89 per common share) for the same periods in 2007. As discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), Income from Continuing Operations decreased for the six and three months ended June 30, 2008, due primarily to lower operating results in the aggregate, including higher catastrophe Losses, lower Net Investment Income and lower Net Realized Investment Gains. Catastrophe losses from continuing operations were $63.3 million and $49.4 million before tax for the six and three months ended June 30, 2008, compared to $20.5 million and $18.4 million for the same periods in 2007. The Company reported a Loss from Discontinued Operations of $12.1 million and $7.4 million for the six and three months ended June 30, 2008, compared to Income from Discontinued Operations of $8.5 million and $3.5 million for the same periods in 2007. Catastrophe losses from discontinued operations were $9.5 million and $7.3 million before tax for the six and three months ended June 30, 2008, compared to $3.2 million and $2.4 million for the same periods in 2007.

Total Revenues were $1,428.4 million and $1,461.1 million for the six months ended June 30, 2008 and 2007, respectively, a decrease of $32.7 million. Total Revenues were $726.5 million and $733.5 million for the three months ended June 30, 2008 and 2007, respectively, a decrease of $7.0 million. Total Revenues decreased due primarily to lower Net Investment Income and lower Net Realized Investment Gains, partially offset by an increase in Earned Premiums.

Earned Premiums were $1,172.2 million and $1,132.7 million for the six months ended June 30, 2008 and 2007, respectively, an increase of $39.5 million. Earned premiums increased in the Unitrin Direct and Unitrin Specialty segments, partially offset by lower earned premiums in the Life and Health Insurance and Kemper segments. Earned Premiums were $596.3 million and $570.2 million for the three months ended June 30, 2007 and 2006, respectively, an increase of $26.1 million. Earned premiums increased in the Unitrin Direct, Unitrin Specialty and Life and Health Insurance segments, partially offset by lower earned premiums in the Kemper segment.

Automobile Finance Revenues decreased by $2.4 million and $2.8 million for the six and three months ended June 30, 2008, compared to the same periods in 2007, due primarily to lower yields on loans outstanding, partially offset by higher average levels of loans outstanding.

Net Investment Income decreased by $40.7 million and $18.0 million for the six and three months ended June 30, 2008, compared to the same periods in 2007, due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships, which the Company accounts for under the equity method of accounting and lower short-term investment income. The Company reported net investment losses of $28.9 million and $19.8 million from its investments in limited liability investment companies and limited partnerships for the six and three months ended June 30, 2008, compared to net investment income of $12.4 million and $4.0 million for the same periods in 2007. Each of the Company’s insurance segments reported lower net investment income as a result of these investments.

Net Realized Investment Gains were $11.2 million and $5.0 million for the six and three months ended June 30, 2008, compared to $39.5 million and $17.0 million for the same periods in 2007. Realized Investment Gains from the sales of a portion of the Company’s investment in Northrop common stock were $12.1 million and $1.8 million for the six and three months ended June 30, 2008, compared to $26.6 million and $7.7 million for the same periods in 2007. Net Realized Investment Gains includes pretax losses of $26.8 million and $18.3 million for the six and three months ended June 30, 2008, respectively, resulting from other than temporary declines in the fair values of investments, compared to pretax losses of $1.0 million and $0.2 million for the same periods in 2007. The Company cannot anticipate when or if similar net investment gains and losses may occur in the future.

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

The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of postretirement benefit obligations. The Company’s critical accounting policies with respect to the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of postretirement benefit obligations are described in the MD&A presented in the 2007 Annual Report. Except additional disclosures required by SFAS No. 157 and presented in Note 14, “Fair Value Measurements,” to the Condensed Consolidated Financial Statements, there has been no material change, subsequent to December 31, 2007, to information previously disclosed with respect to the Company’s critical accounting policies.

Kemper

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Earned Premiums:
Automobile	$291.6	$296.9	$145.4	$149.1
Homeowners	142.1	140.7	71.3	70.7
Other Personal	25.3	23.5	12.7	11.8

Total Earned Premiums	459.0	461.1	229.4	231.6
Net Investment Income	13.4	23.3	6.0	11.0
Other Income	0.2	0.2	0.1	0.1

Total Revenues	472.6	484.6	235.5	242.7

Incurred Losses and LAE	334.4	317.0	173.6	163.6
Insurance Expenses	129.5	131.2	64.5	65.9

Operating Profit (Loss)	8.7	36.4	(2.6)	13.2
Income Tax Benefit (Expense)	1.3	(8.5)	3.1	(2.6)

Net Income	$10.0	$27.9	$0.5	$10.6

Ratios Based On Earned Premiums

	Six Months Ended		Three Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Incurred Loss and LAE Ratio (excluding Catastrophes)	61.7%	65.2%	58.8%	63.8%
Incurred Catastrophe Loss and LAE Ratio	11.2%	3.5%	16.9%	6.8%

Total Incurred Loss and LAE Ratio	72.9%	68.7%	75.7%	70.6%
Incurred Expense Ratio	28.2%	28.5%	28.1%	28.5%

Combined Ratio	101.1%	97.2%	103.8%	99.1%

Kemper (continued)

INSURANCE RESERVES
(Dollars in Millions)	June 30, 2008	Dec. 31, 2007
Insurance Reserves:
Personal Automobile	$350.8	$378.8
Homeowners	102.5	91.1
Other Personal	33.3	32.5

Insurance Reserves	$486.6	$502.4

Insurance Reserves:
Loss Reserves:
Case	$266.0	$274.1
Incurred but Not Reported	141.7	145.3

Total Loss Reserves	407.7	419.4
LAE Reserves	78.9	83.0

Insurance Reserves	$486.6	$502.4

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Favorable Loss and LAE Reserve
Development, Net (excluding Catastrophes)	$33.7	$25.2	$18.9	$14.0
Favorable Catastrophe Loss and LAE
Reserve Development, Net	4.9	6.4	2.7	3.0

Total Favorable Loss and LAE Reserve Development, Net	$38.6	$31.6	$21.6	$17.0

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	7.7%	5.9%	4.3%	3.2%

Earned Premiums in the Kemper segment decreased by $2.1 million and $2.2 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007, due to lower earned premiums on automobile insurance, partially offset by higher earned premiums on homeowners insurance and other personal lines. Earned premiums on automobile insurance decreased by $5.3 million and $3.7 million for the six and three months ended June 30, 2008, respectively, due primarily to lower volume. Earned premiums on homeowners insurance increased by $1.4 million and $0.6 million for the six and three months ended June 30, 2008, respectively, due primarily to higher average premium rates, partially offset by lower volume. Other personal insurance earned premiums increased by $1.8 million and $0.9 million for the six and three months ended June 30, 2008, respectively, due primarily to higher volume.

Net Investment Income decreased by $9.9 million and $5.0 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007, due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting. The Kemper segment reported net investment losses of $5.8 million and $3.9 million from these investments for the six and three months ended June 30, 2008, respectively, compared to net investment income of $2.9 million and $1.0 million, respectively, for the same periods in 2007.

Kemper (continued)

Operating Profit in the Kemper segment decreased by $27.7 million for the six months ended June 30, 2008, compared to the same period in 2007, due primarily to higher incurred losses and LAE and to a lesser extent the lower Net Investment Income. Kemper reported an Operating Loss of $2.6 million for the three months ended June 30, 2008, compared to Operating Profit of $13.2 million for the same period in 2007. Operating results for the three months ended June 30, 2008 decreased due primarily to higher incurred losses and LAE and to a lesser extent the lower Net Investment Income.

Incurred Losses and LAE increased for the six and three months ended June 30, 2008 due primarily to higher catastrophe losses and LAE, partially offset by lower non-catastrophe losses and LAE and higher favorable loss and LAE reserve development (which recognizes changes in estimates of prior year loss and LAE reserves in the current period). Catastrophe losses and LAE (including development) were $51.3 million and $38.7 million for the six and three months ended June 30, 2008, respectively, compared to $16.1 million and $15.8 million, respectively, for the same periods in 2007. Loss and LAE reserve development had favorable effects of $38.6 million (including favorable development of $4.9 million for catastrophes) and $21.6 million (including favorable development of $2.7 million for catastrophes) for the six and three months ended June 30, 2008, respectively, compared to favorable effects of $31.6 million (including favorable development of $6.4 million for catastrophes) and $17.0 million (including favorable development of $3.0 million for catastrophes), respectively, for the same periods in 2007.

Automobile insurance incurred losses and LAE decreased by $18.3 million and $10.7 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007, due primarily to the impact of higher favorable loss and LAE reserve development and lower non-catastrophe losses and LAE, partially offset by higher catastrophe losses and LAE. Loss and LAE reserve development on automobile insurance had favorable effects of $29.3 million and $15.4 million for the six and three months ended June 30, 2008, respectively, compared to favorable effects of $16.2 million and $10.7 million, respectively, for the same periods in 2007. Catastrophe losses and LAE (including development) on automobile insurance were $8.2 million and $6.5 million for the six and three months ended June 30, 2008, respectively, compared to $2.2 million and $2.1 million, respectively, for the same periods in 2007. Non-catastrophe losses on automobile insurance decreased for the six and three months ended June 30, 2008, compared to the same periods in 2007, due primarily to lower severity.

Homeowners insurance incurred losses and LAE increased by $31.7 million for the six months ended June 30, 2008, compared to the same period in 2007, due primarily to higher catastrophe losses and LAE, and to a lesser extent the impact of lower favorable loss and LAE reserve development. Catastrophe losses and LAE (excluding development) on homeowners insurance were $46.2 million for the six months ended June 30, 2008, compared to $19.5 million for the same period in 2007. Loss and LAE reserve development on homeowners insurance had a favorable effect of $9.7 million (including favorable development of $4.4 million for catastrophes) for the six months ended June 30, 2008, compared to a favorable effect of $14.9 million (including favorable development of $5.9 million for catastrophes) in 2007.

Homeowners insurance incurred losses and LAE increased by $17.6 million for the three months ended June 30, 2008, compared to the same period in 2007, due primarily to higher catastrophe losses and LAE, partially offset by the impact of higher favorable loss and LAE reserve development. Catastrophe losses and LAE (excluding development) on homeowners insurance were $33.7 million for the three months ended June 30, 2008, compared to $16.3 million for the same period in 2007. Loss and LAE reserve development on homeowners insurance had a favorable effect of $6.4 million (including favorable development of $2.5 million for catastrophes) for the three months ended June 30, 2008, compared to a favorable effect of $5.8 million (including favorable development of $2.8 million for catastrophes) in 2007.

Other insurance incurred losses and LAE increased by $4.0 million and $3.1 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007, due primarily to higher catastrophe losses and LAE, the impact of loss and LAE reserve development and higher non-catastrophe losses and LAE as a percentage of earned premiums. Catastrophe losses and LAE (including development) on other insurance were $1.3 million and $1.0 million for the six and three months ended June 30, 2008, respectively, compared to $0.3 million and $0.2 million, respectively,

Kemper (continued)

for the same periods in 2007. Loss and LAE reserve development on other insurance had unfavorable effects of $0.4 million and $0.2 million for the six and three months ended June 30, 2008, respectively, compared to favorable effects of $0.5 million and $0.5 million, respectively, for the same periods in 2007.

See MD&A, “Critical Accounting Estimates,” of the 2007 Annual Report for information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE, estimated variability of property and casualty insurance reserves for losses and LAE and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.

Insurance Expenses decreased by $1.7 million and $1.4 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007, due primarily to lower other underwriting expenses.

Net Income in the Kemper segment decreased by $17.9 million and $10.1 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007, due primarily to the decrease in Operating Profit. The Kemper segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $12.9 million and $6.5 million for the six and three months ended June 30, 2008, respectively, compared to $12.4 million and $6.1 million for the same periods in 2007.

Unitrin Specialty

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Earned Premiums:
Personal Automobile	$193.9	$170.0	$101.7	$87.0
Commercial Automobile	43.3	54.5	20.7	27.1

Total Earned Premiums	237.2	224.5	122.4	114.1
Net Investment Income	6.0	10.3	2.7	4.8
Other Income	0.1	0.1	0.1	0.1

Total Revenues	243.3	234.9	125.2	119.0

Incurred Losses and LAE	187.7	169.4	96.2	85.4
Insurance Expenses	46.4	45.2	23.9	22.9

Operating Profit	9.2	20.3	5.1	10.7
Income Tax Expense	(1.3)	(5.2)	(0.8)	(2.8)

Net Income	$7.9	$15.1	$4.3	$7.9

RATIOS BASED ON EARNED PREMIUMS

	Six Months Ended		Three Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Incurred Loss and LAE Ratio (excluding Catastrophes)	78.6%	75.3%	77.7%	74.5%
Incurred Catastrophe Loss and LAE Ratio	0.5%	0.2%	0.9%	0.3%

Total Incurred Loss and LAE Ratio	79.1%	75.5%	78.6%	74.8%
Incurred Expense Ratio	19.6%	20.1%	19.5%	20.1%

Combined Ratio	98.7%	95.6%	98.1%	94.9%

Unitrin Specialty (continued)

INSURANCE RESERVES

(Dollars in Millions)	June 30, 2008	Dec. 31, 2007
Insurance Reserves:
Personal Automobile	$154.2	$146.9
Commercial Automobile	114.2	116.8
Other	10.9	14.9

Insurance Reserves	$279.3	$278.6

Insurance Reserves:
Loss Reserves:
Case	$164.0	$160.0
Incurred but Not Reported	77.1	77.5

Total Loss Reserves	241.1	237.5
LAE Reserves	38.2	41.1

Insurance Reserves	$279.3	$278.6

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Total Favorable Loss and LAE Reserve Development, Net	$3.6	$6.0	$2.9	$3.0

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	1.3%	2.0%	1.0%	1.0%

Earned Premiums in the Unitrin Specialty segment increased by $12.7 million and $8.3 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007, due to higher earned premiums on personal automobile insurance, partially offset by lower earned premiums on commercial automobile insurance. Personal automobile insurance earned premiums increased by $23.9 million and $14.7 million for the six and three months ended June 30, 2008, respectively, due primarily to higher volume, partially offset by lower average earned premium rates. Personal automobile insurance volume increased due primarily to lower overall premium rates in the state of California. Commercial automobile insurance earned premiums decreased by $11.2 million and $6.4 million for the six and three months ended June 30, 2008, respectively, due primarily to lower volume resulting from increased competition. Unitrin Specialty is implementing several initiatives targeted to increase commercial automobile premium volume, including introducing a new commercial product for light commercial vehicles, lowering down payment requirements for certain commercial risks, and the introduction of improved internet-enabled commercial lines technology.

Net Investment Income decreased by $4.3 million and $2.1 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007, due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting. The Unitrin Specialty segment reported net investment losses of $2.6 million and $1.7 million from these investments for the six and three months ended June 30, 2008, respectively, compared to net investment income of $1.3 million and $0.4 million for the same periods in 2007.

Operating Profit in the Unitrin Specialty segment decreased by $11.1 million and $5.6 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007, due primarily to higher incurred losses and LAE as a percentage of earned premiums in both personal automobile insurance and commercial automobile insurance and the lower Net Investment Income.

Unitrin Specialty (continued)

Personal automobile insurance incurred losses and LAE as a percentage of earned premiums increased due primarily to the significant growth in new personal automobile insurance volume in California for the six and three months ended June 30, 2008, compared to the same periods in 2007. Historically, incurred losses and LAE as a percentage of earned premiums for personal automobile insurance have been higher for new business than they have been for renewal business. As the newer California book of business matures, Unitrin Specialty anticipates that incurred losses and LAE as a percentage of earned premiums will decrease. Personal automobile insurance loss and LAE reserve development (which recognizes changes in estimates of prior year loss and LAE reserves in the current period) had a favorable effect of $0.6 million and $0.1 million for the six and three months of 2008, respectively, compared to a favorable effect of $0.5 million and $0.3 million, respectively, for the same periods in 2007. For the six and three months ended June 30, 2008, commercial automobile insurance incurred losses and LAE as a percentage of earned premiums increased due primarily to lower favorable loss and LAE reserve development. Commercial automobile insurance loss and LAE reserve development had a favorable effect of $0.6 million and $0.4 million for the six and three months ended June 30, 2008, respectively, compared to a favorable effect of $4.8 million and $2.0 million, respectively, for the same periods in 2007. Loss and LAE reserve development on certain reinsurance pools in run-off, included in other insurance, had a favorable effect of $2.4 million for both the six and three months ended June 30, 2008, compared to favorable effects of $0.7 million for both the six and three months ended June 30, 2007. See MD&A, “Critical Accounting Estimates,” of the 2007 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Net Income in the Unitrin Specialty segment decreased by $7.2 million and $3.6 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007, due primarily to the lower Operating Profit. The Unitrin Specialty segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $5.7 million and $2.9 million for the six and three months ended June 30, 2008, respectively, compared to $5.5 million and $2.7 million for the same periods in 2007.

Unitrin Direct

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Earned Premiums:
Automobile	$142.7	$114.8	$72.2	$58.7
Homeowners	3.1	—	1.6	—
Other	0.1	—	—	—

Total Earned Premiums	145.9	114.8	73.8	58.7
Net Investment Income	3.1	4.2	1.4	2.0
Other Income	0.2	0.2	0.1	0.1

Total Revenues	149.2	119.2	75.3	60.8

Incurred Losses and LAE	121.1	94.2	63.4	48.8
Insurance Expenses	51.4	42.7	25.9	20.7

Operating Loss	(23.3)	(17.7)	(14.0)	(8.7)
Income Tax Benefit	9.2	6.9	5.4	3.4

Net Loss	$(14.1)	$(10.8)	$(8.6)	$(5.3)

RATIOS BASED ON EARNED PREMIUMS

	Six Months Ended		Three Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Incurred Loss and LAE Ratio (excluding Catastrophes)	81.8%	81.9%	83.9%	82.9%
Incurred Catastrophe Loss and LAE Ratio	1.2%	0.2%	2.0%	0.2%

Total Incurred Loss and LAE Ratio	83.0%	82.1%	85.9%	83.1%
Incurred Expense Ratio	35.2%	37.2%	35.1%	35.3%

Combined Ratio	118.2%	119.3%	121.0%	118.4%

Unitrin Direct (continued)

INSURANCE RESERVES

(Dollars in Millions)	June 30, 2008	Dec. 31, 2007
Insurance Reserves:
Personal Automobile	$146.5	$139.6
Homeowners	2.4	2.2
Other	0.8	0.8

Insurance Reserves	$149.7	$142.6

Insurance Reserves:
Loss Reserves:
Case	$99.5	$93.3
Incurred but Not Reported	24.1	23.4

Total Loss Reserves	123.6	116.7
LAE Reserves	26.1	25.9

Insurance Reserves	$149.7	$142.6

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Total Adverse Loss and LAE Reserve Development, Net	$(1.7)	$(1.6)	$(2.2)	$(0.8)

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	-1.2%	-1.5%	-1.5%	-0.7%

Earned Premiums in the Unitrin Direct segment increased by $31.1 million and $15.1 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007, due primarily to the June 29, 2007 acquisition of Merastar Insurance Company (“Merastar”) and higher volume from direct marketing initiatives, partially offset by lower average premium rates. Earned Premiums in the Unitrin Direct segment for the six and three months ended June 30, 2008 included earned premiums of $23.4 million and $11.6 million, respectively, from Merastar. In the first half of 2008, the Unitrin Direct segment continued the direct marketing initiatives that it began in 2007. These initiatives were intended to accelerate Unitrin Direct’s growth and have resulted in higher written premiums and a higher number of policies in force. Written premiums are recognized as earned premiums over the terms of the respective policies. Prior to implementing these initiatives, Unitrin Direct had over 128,000 policies in force at December 31, 2006. The number of policies in force for the Unitrin Direct stand-alone book of business, which excludes policies from the Merastar acquisition, increased to over 142,000 policies at December 31, 2007 and further increased to nearly 150,000 policies at March 31, 2008 and further increased to nearly 152,000 policies at June 30, 2008. The rate of growth in policies in force for the Unitrin Direct stand-alone book of business decreased for the second quarter of 2008, compared to the first quarter of 2008, due primarily to a lower response rate for direct mail. In the second half of 2008, Unitrin Direct plans to moderate its marketing spend while modifying its direct mail marketing program to target a better response rate and while placing greater emphasis on loss ratio improvement efforts. Direct marketing initially results in higher expenses as a percentage of earned premiums because up-front marketing costs, to the extent they are not deferrable, are expensed as incurred, generally prior to when premiums are written and subsequently earned. It takes several months for all policies that ultimately result from responses to a marketing campaign to be issued and for the associated written premiums to be recognized as earned premiums over the term of the policies. Direct marketing initiatives are expected to result in operating losses in the Unitrin Direct segment for the next several years.

Unitrin Direct (continued)

Net Investment Income decreased by $1.1 million and $0.6 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007, due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting, partially offset by higher levels of investments allocated to the Unitrin Direct segment, due in part to the acquisition of Merastar. The Unitrin Direct segment reported net investment losses of $1.4 million and $0.9 million from these investments for the six and three months ended June 30, 2008, respectively, compared to net investment income of $0.5 million and $0.2 million for the same periods in 2007.

The Unitrin Direct segment reported Operating Losses of $23.3 million and $14.0 million for the six and three months ended June 30, 2008, respectively, compared to Operating Losses of $17.7 million and $8.7 million for the same periods in 2007. Unitrin Direct’s Operating Losses for the six and three months ended June 30, 2008 increased, compared to the same periods in 2007, due primarily to higher losses and LAE as a percentage of earned premiums for Unitrin Direct’s stand-alone book of business, the impact of higher unfavorable loss and LAE reserve development for the Unitrin Direct stand-alone book of business, higher catastrophe losses and LAE for the Unitrin Direct stand-alone book of business and the lower Net Investment Income, partially offset by the inclusion in 2008 of Merastar’s more favorable loss and LAE performing book of business, the impact of favorable loss and LAE reserve development on the Merastar book of business and economies of scale from the acquisition of Merastar.

Excluding the impact of the Merastar book of business, losses and LAE as a percentage of earned premiums for Unitrin Direct’s stand-alone book of business increased from 82.1% and 83.2% for the six and three months ended June 30, 2007, respectively, to 85.8% and 88.5% for the six and three months ended June 30, 2008, respectively, due primarily to increased severity of automobile liability insurance losses, inadequate rates, the impact of higher unfavorable loss and LAE reserve development and higher catastrophe losses and LAE, partially offset by a decrease in the severity of automobile physical damage losses. Unitrin Direct is implementing rate increases and several underwriting initiatives. Unitrin Direct anticipates that these actions will result in a reduction in losses and LAE as a percentage of earned premiums in future periods as the effects of the rate increases become fully earned and underwriting initiatives are fully implemented. Unfavorable loss and LAE reserve development for the Unitrin Direct stand-alone book of business was $3.4 million and $3.1 million for the six and three months ended June 30, 2008, respectively, compared to unfavorable development of $1.6 million and $0.8 million, respectively, for the same periods in 2007. Favorable development for the Merastar book of business was $1.7 million and $0.9 million for the six and three months ended June 30, 2008, respectively. Catastrophe losses and LAE for the Unitrin Direct stand-alone business were $0.8 million and $0.5 million for the six and three months ended June 30, 2008, respectively, compared to $0.3 million and $0.2 million, respectively, for the same periods in 2007. Catastrophe losses and LAE for the Merastar book of business were $0.8 million for both the six and three months ended June 30, 2008. See MD&A, “Critical Accounting Estimates,” of the 2007 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Unitrin Direct reported Net Losses of $14.1 million and $8.6 million for the six and three months ended June 30, 2008, respectively, compared to Net Losses of $10.8 million and $5.3 million for the same periods in 2007. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $3.0 million and $1.5 million for the six and three months ended June 30, 2008, respectively, compared to $2.2 million and $1.1 million for the same periods in 2007.

Life and Health Insurance

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Earned Premiums:
Life	$197.6	$197.3	$103.4	$98.3
Accident and Health	79.2	79.5	40.1	39.9
Property	53.3	55.5	27.2	27.7

Total Earned Premiums	330.1	332.3	170.7	165.9
Net Investment Income	84.9	100.8	46.6	52.2
Other Income	0.7	0.5	0.5	0.2

Total Revenues	415.7	433.6	217.8	218.3
Policyholders’ Benefits and Incurred Losses and LAE	215.8	203.8	115.0	99.4
Insurance Expenses	143.3	143.1	76.3	73.0

Operating Profit	56.6	86.7	26.5	45.9
Income Tax Expense	(20.7)	(30.2)	(9.3)	(16.0)

Net Income	$35.9	$56.5	$17.2	$29.9

INSURANCE RESERVES

(Dollars in Millions)	June 30, 2008	Dec. 31, 2007
Insurance Reserves:
Future Policyholder Benefits	$2,895.6	$2,471.5
Incurred Losses and LAE:
Life	40.9	37.9
Accident and Health	23.5	23.5
Property	16.5	11.4

Total Incurred Losses and LAE	80.9	72.8

Insurance Reserves	$2,976.5	$2,544.3

On April 1, 2008, Unitrin completed its previously announced acquisition of Primesco in a cash merger transaction valued at $95.8 million, including transaction costs of $0.2 million. Primesco’s wholly-owned subsidiaries, Mutual Savings Life and Mutual Savings Fire Insurance, specialize in the sale of life, health and fire insurance products to persons of modest financial means in Alabama, Georgia, Mississippi and several other states in the Southeast. Results for Primesco and its subsidiaries are included in the Company’s results of operations from the date of acquisition (see Note 2, “Acquisition of Business,” to the Company’s Condensed Consolidated Financial Statements).

Earned Premiums in the Life and Health Insurance segment decreased by $2.2 million for the six months ended June 30, 2008, compared to the same period in 2007, and increased by $4.8 million for the three months ended June 30, 2008, compared to the same period in 2007. Earned Premiums in the Life and Health Insurance segment for both the six and three months ended June 30, 2008, included earned premiums of $12.6 million resulting from the Primesco acquisition, of which $9.8 million was from life insurance, $1.8 million was from accident and health insurance and $1.0 million was from property insurance.

Excluding the impact of the Primesco acquisition, Earned Premiums in the Life and Health Insurance segment decreased by $14.8 million and $7.8 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007. Earned premiums on life insurance decreased by $9.5 million and $4.7 million for the six and three months ended June 30, 2008, respectively, due primarily to lower volume. Earned premiums on accident and health insurance decreased by $2.1 million and $1.6 million for the six and three months ended June 30, 2008, respectively, as volume of limited benefit medical and Medicare supplement products declined by $4.4 million and $2.4 million, respectively, while higher average premium rates for those same products increased earned premiums by $2.3

Life and Health Insurance (continued)

million and $0.8 million, respectively. Earned premiums on property insurance sold by the Life and Health Insurance segment’s career agents decreased by $3.2 million and $1.5 million, for the six and three months ended June 30, 2008, respectively, due primarily to the Company’s strategy to reduce coastal exposures.

Net Investment Income decreased by $15.9 million and $5.6 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007, due primarily to lower net investment income from investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting, partially offset by $5.6 million of net investment income for both the six and three months ended June 30, 2008 from the Primesco acquisition. The Life and Health Insurance segment reported net investment losses of $16.2 million and $11.3 million from its investments in limited liability investment companies and limited partnerships for the six and three months ended June 30, 2008, respectively, compared to net investment income of $6.2 million and $2.0 million for the same periods in 2007.

Operating Profit in the Life and Health Insurance segment decreased by $30.1 million and $19.4 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007, due primarily to the lower Net Investment Income and higher incurred losses and LAE on property insurance, partially offset by $2.1 million operating profit for both the six and three months ended June 30, 2008 from the Primesco acquisition.

Policyholders’ Benefits and Incurred Losses and LAE increased by $12.0 million and $15.6 million for the six and three months ended June 30, 2008, compared to the same periods in 2007, due primarily to the inclusion of Primesco in 2008 and higher incurred losses and LAE on property insurance sold by the Life and Health Insurance segment’s career agents, partially offset by lower policyholders’ benefits on life insurance, due in part to lower volume of life insurance. Policyholders’ Benefits and Incurred Losses and LAE from the Primesco acquisition were $9.7 million for both the six and three months ended June 30, 2008.

Incurred losses and LAE on property insurance increased by $7.8 million and $7.6 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007, due primarily to higher catastrophe losses and LAE and higher losses from events that were not severe enough to be classified as catastrophes by Insurance Services Office, Inc. Catastrophe losses and LAE were $9.1 million and $8.5 million for the six and three months ended June 30, 2008, respectively, compared to $3.8 million and $2.3 million for the same periods in 2007. Catastrophe losses for the six months ended June 30, 2008 included unfavorable development of $1.3 million primarily due to additional losses related to certain re-opened claims from Hurricane Rita, partially offset by a change in the Company’s estimate of the cost to settle certain legal matters arising from Hurricane Rita that were not recoverable from reinsurance. Catastrophe losses and LAE for the three months ended June 30, 2008 included unfavorable development of $2.8 million from Hurricane Rita due primarily to the re-opened claims. Catastrophe losses and LAE for the six and three months ended June 30, 2007 included unfavorable development of $0.9 million and $0.7 million, respectively, on Hurricane Katrina. The Life and Health Insurance segment has several pending claims and other matters related to Hurricanes Katrina and Rita, which are catastrophes that occurred in 2005. Accordingly, the Life and Health Insurance segment could report either favorable or unfavorable development on these hurricanes in future periods depending on the resolution of these claims and matters depending on the circumstances involved.

Insurance Expenses increased by $0.2 million and $3.3 million for the six and three months ended June 30, 2008, compared to the same periods in 2007, due primarily to the inclusion of Primesco in 2008, partially offset by lower commission and other expenses. Insurance Expenses from the Primesco acquisition were $6.3 million for both the six and three months ended June 30, 2008.

Net Income in the Life and Health Insurance segment decreased by $20.6 million and $12.7 million for the six and three months ended June 30, 2008, compared to the same periods in 2007, due primarily to the lower Operating Profit.

Total Insurance Reserves increased by $432.2 million due primarily to the addition of insurance reserves related to the Primesco acquisition.

Fireside Bank

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest, Loan Fees and Earned Discount	$122.7	$123.4	$60.9	$62.6
Other Automobile Finance Revenues	2.8	4.5	1.2	2.3

Total Automobile Finance Revenues	125.5	127.9	62.1	64.9
Net Investment Income	2.8	2.0	1.0	1.0

Total Revenues	128.3	129.9	63.1	65.9

Provision for Loan Losses	73.2	34.0	46.0	17.5
Interest Expense on Certificates of Deposits	30.7	27.8	15.0	14.2
General and Administrative Expenses	50.3	51.8	23.6	26.2

Operating Profit (Loss)	(25.9)	16.3	(21.5)	8.0
Income Tax Benefit (Expense)	10.7	(6.8)	8.9	(3.3)

Net Income (Loss)	$(15.2)	$9.5	$(12.6)	$4.7

Automobile Loan Originations	$364.9	$420.5	$186.7	$210.6

Weighted-Average Interest Yield on Certificates of Deposits	4.9%	4.8%

Automobile Loan Receivables

(Dollars in Millions)	June 30, 2008	Dec. 31, 2007
Sales Contracts and Loans Receivable	$1,367.0	$1,390.8
Unearned Discounts and Deferred Fees	(21.7)	(28.9)

Net Automobile Loan Receivables Outstanding	1,345.3	1,361.9
Reserve for Loan Losses	(152.2)	(148.4)

Automobile Loan Receivables	$1,193.1	$1,213.5

Percentage of Net Automobile Loan Receivables Outstanding:
Current Loan Balances	66.4%	61.2%
Delinquent Loan Balances:
Less than 30 Days Delinquent	23.1%	26.2%
30 Days to 59 Days Delinquent	7.1%	8.1%
60 Days to 89 Days Delinquent	2.4%	3.4%
Delinquent 90 Days and Greater	1.0%	1.1%

Total Delinquent Loan Balances	33.6%	38.8%

Ratio of Reserve for Loan Losses to Net Automobile Loan Receivables Outstanding	11.3%	10.9%

Fireside Bank (continued)

Reserve For Loan Losses

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Reserve for Loan Losses—Beginning of Period	$148.4	$68.8	$136.6	$69.2
Provision for Loan Losses	73.2	34.0	46.0	17.5
Net Charge-off:
Automobile Loan Receivables Charged-off	(90.8)	(57.4)	(40.5)	(28.0)
Automobile Loan Receivables Recovered	21.4	25.6	10.1	12.3

Net Charge-off	(69.4)	(31.8)	(30.4)	(15.7)

Reserve for Loan Losses—End of Period	$152.2	$71.0	$152.2	$71.0

Interest, Loan Fees and Earned Discounts in the Fireside Bank segment decreased by $0.7 million and $1.7 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007, due primarily to lower yields on Sales Contracts and Loans Receivables, partially offset by higher average levels of Sales Contracts and Loans Receivables outstanding for the six and three months ended June 30, 2008, compared to the same periods in 2007. The yield on Sales Contracts and Loans Receivable was 18.29% at June 30, 2008, compared to 18.81% at June 30, 2007. Fireside Bank only makes loans that are secured by automobiles. Fireside Bank has no loans outstanding that are secured by real estate. Fireside Bank does not sell or securitize any portion of its loan portfolio.

The Fireside Bank segment reported Operating Losses of $25.9 million and $21.5 million for the six and three months ended June 30, 2008, respectively, compared to an Operating Profit of $16.3 million and $8.0 million, respectively, for the same periods in 2007. Operating results decreased due primarily to a higher Provision for Loan Losses. The Provision for Loan Losses increased by $39.2 million and $28.5 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007. In the second half of 2007, Fireside Bank significantly increased its loss expectations for automobile loans originated in the first six months of 2007 and earlier years. This increase in loss expectations was driven by an increase in the amounts of Automobile Loan Receivables charged off, a reduction in Automobile Loan Receivables Recovered as a percentage of Automobile Loan Receivables Charged-Off, and other leading trends in the macroeconomic environment. In the second quarter of 2008, Fireside Bank increased its estimate of loan losses for automobile loans originated in prior years by $17.8 million and increased its estimate of loan losses for automobile loans originated during the first quarter of 2008 by $3.9 million, due primarily to lower proceeds from sales of repossessed collateral as a percentage of loan values at the time of repossession and other continuing unfavorable trends in the macroeconomic environment. Approximately 70% of Net Automobile Loan Receivables are concentrated in the State of California. Fireside Bank’s estimated loss expectations for automobile loans originated in the first six months of 2008, while higher than the estimated loss expectations initially reported by Fireside Bank for automobile loans originated in the first six months of 2007, are lower than its current estimated loss expectations for loans originated during the first six months of 2007 due in large part to the implementation of an improved risk-based-pricing, credit-scoring model in early 2008 to aid in the underwriting process. The implementation of this model resulted in the prospective elimination of certain unprofitable segments of business written in prior years. The segments of business eliminated represent approximately 20% of the loans originated by Fireside Bank in 2007.

Automobile Loan Originations declined from $420.5 million for the first six months of 2007 to $364.9 million for the first six months of 2008, due primarily to the segments of business eliminated, partially offset by the effects of decreased competition. Fireside Bank has implemented and continues to implement a number of initiatives that it expects will improve its performance. In the second quarter of 2008, Fireside Bank implemented the first of two proprietary scorecards, with the second scorecard expected to be implemented in the third quarter of 2008. During the third quarter of 2008, Fireside Bank is tightening its loan-to-value requirements for trucks, SUV’s and similar lower fuel efficient vehicles.

Fireside Bank (continued)

Effective July 1, 2008, Fireside Bank ceased the loan payment deferral program that it had begun in the fourth quarter of 2007. Under the former program, qualifying customers were allowed to move delinquent payments to the end of the loan. Loan deferrals were only available once in a twelve-month period and twice during the life of a loan and only to customers that had demonstrated a renewed ability to make their loan payments by either making three consecutive loan payments or the equivalent of three payments. Customer accounts with loan deferrals represented approximately 1% of Net Automobile Loan Receivables Due at June 30, 2008.

Interest Expense on Certificates of Deposits increased by $2.9 million and $0.8 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007, due to higher average levels of deposits used to fund the higher average levels of Net Automobile Loan Receivables Outstanding during the six and three months ended June 30, 2008, compared to the same periods in 2007, and higher rates of interest for both periods in 2008, compared to the same periods in 2007.

General and Administrative Expenses decreased by $1.5 million and $2.6 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007. Fireside Bank has implemented and continues to implement several initiatives to reduce General and Administrative Expenses, including the consolidation of its branch operations from 33 branches and loan production offices at June 30, 2007 to 9 branches and loan production offices at June 30, 2008 and the centralization of its collection operations into two call centers. Fireside Bank incurred $5.0 million and $2.7 million of restructuring charges related to the consolidation of branches and centralization of collections for the six and three months ended June 30, 2008, respectively. General and Administrative Expenses, excluding these restructuring charges, as a percentage of Interest, Loan Fees and Earned Discounts, decreased from 42.0% and 41.9% for the six and three months ended June 30, 2007, respectively, to 36.9% and 34.3% for the six and three months ended June 30, 2008, respectively.

The Fireside Bank segment reported Net Losses of $15.2 million and $12.6 million for the six and three months ended June 30, 2008, respectively, compared to Net Income of $9.5 million and $4.7 million, respectively, for the same periods in 2007. The Fireside Bank segment’s effective tax rate differs from the Federal statutory tax rate due primarily to state income taxes.

Investments

Net Investment Income

Net Investment Income decreased by $40.7 million and $18.0 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007, due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting (see below) and lower short-term investment income. The Company reported net investment losses of $28.9 million and $19.8 million from investments in limited liability investment companies and limited partnerships for the six and three months ended June 30, 2008, compared to net investment income of $12.4 million and $4.0 million for the same periods in 2007. Investment income from limited liability investment companies and limited partnerships decreased for both the six and three months ended June 30, 2008, compared to the same periods in 2007, due primarily to the Company’s pro rata share of unrealized losses from investments recognized in operations by certain of the limited liability investment companies and limited partnerships. Short-term investment income decreased by $10.3 million and $8.2 million for the six and three months ended June 30, 2008, respectively, compared to the same periods in 2007, due primarily to lower yields on short-term investments.

Investments (continued)

The Company’s investments in limited liability investment companies and limited partnerships in which the Company’s interest is not deemed minor under applicable accounting standards are accounted for under the equity method of accounting using the most recent, sufficiently timely and available financial information. As a result, amounts included in the Company’s financial statements represent amounts reported by some of these entities for periods ending one to three months earlier. Once established for an investment, the Company must consistently apply any lag in the reporting for that investment. From time to time, an entity’s financial information for an additional three-month period becomes available prior to the issuance of the Company’s financial statements. In those instances, the Company is not permitted, under applicable accounting standards, to include the additional three-month period in its current financial statements, but rather must include the additional three-month period in the Company’s financial statements in the following quarter. Preliminary financial information for an additional three-month period became available prior to the issuance of the Company’s financial statements for three of its investments in limited liability investment companies. Based on the preliminary financial information, the Company anticipates that it will report a Net Investment Loss of $0.4 million on these three investments for the three months ended September 30, 2008, compared to Net Investment Income of $4.3 million for the same period in 2007.

Net Realized Investment Gains

Net Realized Investment Gains were $11.2 million and $5.0 million for the six and three months ended June 30, 2008, respectively, compared to $39.5 million and $17.0 million for the same periods in 2007. Net Realized Investment Gains for the six and three months ended June 30, 2008 included gains of $12.1 million and $1.8 million, respectively, from sales of a portion of the Company’s investment in Northrop common stock, compared to gains of $26.6 million and $7.7 million for the same periods in 2007. The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other than temporary declines in fair value are reported in the Condensed Consolidated Statements of Operations in the period that the declines were determined to be other than temporary. Net Realized Investment Gains for the six and three months ended June 30, 2008 include pre-tax losses of $26.8 million and $18.3 million, respectively, resulting from other than temporary declines in the fair values of investments, compared to pre-tax losses of $1.0 million and $0.2 million for the same periods in 2007. The write-downs for other than temporary declines in fair values for the six and three months ended June 30, 2008 included $16.5 million and $14.3 million, respectively, due to the decline in fair value of preferred and common stocks of financial institutions.

Investments (continued)

Investment Concentrations

The following table summarizes the fair value of the Company’s ten largest investment exposures at June 30, 2008:

(Dollars in Millions)
Northrop:
Fixed Maturities	$17.5
Equity Securities	570.2

Total Northrop	587.7

Federal National Mortgage Association:
Fixed Maturities	315.7
Equity Securities - Preferred Stocks	16.3

Total Federal National Mortgage Association	332.0

Intermec:
Investment in Investee	266.8
Tennebaum Capital Partners Sponsored Entities:
Fixed Maturities	61.6
Limited Liability Investment Companies and Limited Partnerships	172.1

Total Tennebaum Capital Partners Sponsored Entities	233.7

U.S. Treasury Bonds, Notes and Bills:
Fixed Maturities	137.1
Short Term	92.0

Total U.S. Treasuries	229.1

Government National Mortgage Association:
Fixed Maturities	225.5
State of Louisiana and Political Subdivisions Thereof:
Fixed Maturities	147.2
Federal Home Loan Mortgage Corporation:
Fixed Maturities	88.2
Equity Securities - Preferred Stocks	21.5

Total Federal Home Loan Mortgage Corporation	109.7

Federal Home Loan Banks:
Fixed Maturities	85.5
Goldman Sachs and its Sponsored Entities:
Fixed Maturities	7.8
Equity Securities	16.1
Mutual Funds	0.4
Limited Liability Investment Companies and Limited Partnerships	50.5

Total Goldman Sachs and its Sponsored Entities	74.8

Total	$2,292.0

Investments (continued)

The Company has significant exposure to changes in the fair value of two public companies, Northrop and Intermec, by virtue of its investments in the common stock of these companies. The Company’s investments in Northrop represent the Company’s single largest investment exposure. Changes in the fair values of the Company’s equity investments in Northrop and Intermec for the six months ended June 30, 2008 are presented below:

(Dollars in Millions)	Fair Value Dec. 31, 2007	Six Months Ended June 30, 2008		Fair Value June 30, 2008
		Holding Gain (Loss)	Dispositions
Northrop Common and Preferred Stock	$706.0	$(103.6)	$(32.2)	$570.2

Intermec Common Stock	$257.1	$9.7	$—	$266.8

Northrop describes itself as a $32 billion global defense and technology company whose 120,000 employees provide innovative systems, products, and solutions in information and services, electronics, aerospace and shipbuilding to government and commercial customers worldwide. Accordingly, the Company’s investments in Northrop securities are sensitive to the nature of these industry segments. The Company’s equity position in Northrop is comprised of 8,523,581 shares of Northrop common stock, of which 4,253,758 shares were held by Unitrin and 4,269,823 shares were held by Unitrin’s subsidiary, Trinity, representing in total 2.5% of Northrop’s outstanding common stock. The Company acquired its equity position in Northrop in 2001 in connection with Northrop’s acquisition of the Company’s former investee, Litton Industries, Inc. In connection with the acquisition, the Company received Northrop preferred and common stock valued at $177.5 million and $661.5 million, respectively, and cash of $171.8 million, net of transaction costs. Since the acquisition, the Company has reported dividend income of $159.3 million from its investments in Northrop preferred and common stock and reported realized investment gains of $130.7 million from sales of a portion of its holdings of Northrop common stock. At June 30, 2008, the Company had an unrealized gain of $167.2 million on its investment in Northrop common stock. On April 4, 2008, Northrop redeemed all of its series B convertible preferred stock outstanding at a redemption rate of 1.299246 shares of Northrop common stock for each share of Northrop preferred stock. The Company had the right to convert its holdings of Northrop preferred stock into Northrop common stock at a more favorable conversion ratio than provided for in Northrop’s redemption notice. Accordingly, in the first quarter of 2008, the Company converted its holdings of Northrop preferred stock into Northrop common stock at the rate of 1.822267 shares of Northrop common stock for each share of Northrop preferred stock. The Company received 3,234,181 shares of Northrop common stock in the conversion. As a result of the conversion, the Company was not entitled to receive a quarterly dividend on its investment in Northrop preferred stock, but was instead entitled to receive a dividend on the converted shares at a much lower dividend rate.

Intermec has described itself as a leader in global supply chain solutions and in the design, development, manufacture and integration of wired and wireless automated data collection, mobile computing systems, bar code printers, label media and Intellitag® RFID (radio frequency identification). Intermec’s products and services are used by customers in many industries to improve productivity, quality and responsiveness of business operations, from supply chain management and enterprise resource planning to field sales and service. Intermec’s products and services are sold globally to a diverse set of customers in markets such as manufacturing, warehousing, direct store delivery, retail, consumer goods, field services, government, security, healthcare, transportation and logistics. Based on information reported in Intermec’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, the Company owned 20.6% of Intermec’s common stock at June 30, 2008. Accordingly, the Company accounts for its investment in Intermec under the equity method of accounting. The Company reports its investment in Intermec at cost plus accumulated undistributed earnings, rather than fair value, in the Condensed Consolidated Balance Sheet. The fair value of the Company’s investment in Intermec exceeded this carrying value by $165.7 million at June 30, 2008.

Investments (continued)

The Company has exposure to the residential mortgage industry primarily by virtue of its investments in the Federal National Mortgage Association, also known as Fannie Mae, (“FNMA”), the Government National Mortgage Association, also known as Ginnie Mae, (“GNMA”), the Federal Home Loan Banks (“FHLB”) and the Federal Home Loan Mortgage Corporation, also known as Freddie Mac, (“FHLMC”). FNMA, FHLB and FHLMC are each U.S. government sponsored and federally chartered entities, which are privately capitalized, whereas GNMA is a U.S. government-owned corporation. Securities issued by GNMA are backed by the full faith and credit of the U.S. government. Approximately 90% of the Company’s investments in the fixed maturities of FNMA, FHLB and FHLMC are in general obligations issued by FNMA, FHLB and FHLMC, with the balance invested in various mortgage-backed securities (“MBS”). While each general obligation is fixed in its maturity, 99% of the Company’s investments in these general obligations are callable by the issuer prior to their maturity. In contrast, principal payments of MBS securities vary with the underlying mortgages associated with them. The Company has no exposures to interest-only or principal-only investment strips. The Company’s investments in GNMA securities consist of various mortgage pools and pass-through certificates. GNMA guarantees the payment of principal and interest on these securities, which vary with the underlying mortgages. In addition to the Company’s investments in FNMA, GNMA, FHLB and FHLMC securities, the Company had investments in other U.S. government sponsored or owned corporations totaling $37.9 million at June 30, 2008. The Company also owned $8.5 million of MBS issued by private companies, at June 30, 2008, of which $5.2 million may be considered sub-prime.

During the second quarter of 2008, the Company wrote down the value of its investments in FNMA and FHLMC preferred stocks by $2.6 million and $2.1 million, respectively, to their fair values at June 30, 2008. The fair values of the Company’s investments in FNMA and FHLMC preferred stocks were $16.3 million and $21.5 million, respectively, at June 30, 2008. In July of 2008, the fair values of these investments continued to decline. The fair values of the Company’s investments in FNMA and FHLMC preferred stocks were $11.9 million and $14.9 million, respectively, at July 31, 2008. Under the accounting rules, the Company is not permitted to write down a security below its fair value at the end of the reporting period, but rather must determine whether a further decline in fair value after the end of the reporting period is other than temporary at the end of the Company’s next quarterly reporting period.

At June 30, 2008, the Company’s fixed maturity investments in U.S. Treasury securities consisted of various maturities principally ranging from less than one year to 21 years with an effective duration of approximately 7 years. The Company’s short-term investments in U.S. Treasury securities consisted of $55.6 million of U.S. Treasury Bills typically with maturities of less than one week, and $36.4 million of U.S. Treasury Bonds and Notes with a maturity of less than one year at the date of purchase. In addition to these investments, the Company had $451.6 million invested in short-term investments such as overnight repurchase agreements, collateralized by securities issued by U.S. government sponsored or owned entities, and money market funds which primarily invest in U.S. Treasury securities. At the time of borrowing, the repurchase agreements generally require the borrower to provide to the Company collateral at least equal to the amount borrowed. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed. While money market fund managers strive to maintain a stable fund price equal to the amounts invested in their funds, investors in such funds bear investment risk in the event that the funds’ investments decline in value.

The Company had $320.3 million invested in various limited liability investment companies and limited partnerships at June 30, 2008, of which $43.1 million was included in the Company’s Investments in Other Equity Securities and $277.2 million was included in Other Investments. As limited liability investment companies, these entities are required to follow certain specialized industry accounting which requires that unrealized gains and losses be included in the results of their operations. The Company is required to account for some of its investments, namely those entities in which the Company’s interest is not deemed minor, in these entities under the equity method of accounting. This specialized accounting, along with the requirement to account for some of these investments under the equity method of accounting, adds a degree of volatility to the Company’s net investment income. The Company had ownership interests totaling $172.1 million in such entities sponsored by Tennenbaum Capital Partners, LLC (“TCP”) included in Other Investments at June 30, 2008. The Company is also committed to making future contributions of $30.0 million to these TCP-sponsored entities to fund future investments. The Company’s Investments in Fixed Maturities included an investment of $61.6 million in two auction rate preferred stocks issued by one of the TCP-sponsored entities at June 30, 2008. The Company owns no other auction rate preferred stocks. TCP is a private investment firm that specializes in investing in companies undergoing change due to industry trends, economic cycles or specific company circumstances. As such, the TCP-sponsored entities in which the Company invests employ a long-term investment strategy focused on opportunities investments that may include holdings in illiquid securities such as distressed debt or leveraged loans. From time to time, the Company may also invest directly in some of the companies in which the

Investments (continued)

TCP-sponsored entities invest. Such direct investments had a fair value of $74.6 million at June 30, 2008. Goldman Sachs LLC (“Goldman Sachs”), a leading global investment banking, securities and investment management firm, sponsors certain limited partnerships in which the Company invests. The Company’s investments in Goldman Sachs-sponsored entities focus on two distinct investment strategies. One strategy focuses on providing liquidity or partnering solutions for investors in existing private equity assets and providing capital or partnering solutions for portfolio managers. The other strategy focuses on investments in mezzanine securities, which principally include fixed income securities, such as debt and preferred stock, and may also include an equity component, such as warrants, options or common stock. Other Equity Securities and Other Investments include $12.7 million and $50.5 million, respectively, related to the Company’s investments in Goldman Sachs-sponsored entities at June 30, 2008. The Company is also committed to making future contributions of $59.4 million to Goldman Sachs-sponsored entities to fund future investments. In addition, the Company also held investments in Goldman Sachs preferred and common stock with a fair value of $3.4 million at June 30, 2008.

The Company’s Investments in Fixed Maturities included investments in the obligations of 46 states and their respective political subdivisions with a fair value of $1,285.2 million at June 30, 2008, of which $1,235.9 million are callable prior to their maturity at or above par. At June 30, 2008, the Company had $602.1 million of investments in state and municipal bonds which were enhanced with insurance from monoline bond insurers. The Company’s state and municipal bond investment strategy has always been to focus on the underlying credit rating of the issuer and not to rely on the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the average underlying rating of the Company’s entire state and municipal bond portfolio is AA, the majority of which are direct obligations of the state itself. Certain states provide premium tax incentives to insurance companies that invest in their state. The Company has large investment concentrations in Louisiana, in particular, as a result of premium tax incentives. The Company holds significant investments in two other states and their respective political subdivisions totaling $85.0 million due to premium tax incentives offered by those states.

Liquidity and Capital Resources

At June 30, 2008, there were approximately 1.8 million shares of Unitrin’s outstanding common stock that could be repurchased under the Company’s outstanding repurchase authorization. Common stock may be repurchased in the open market or in privately negotiated transactions from time to time subject to market conditions and other factors. The Company repurchased and retired 1,616,700 shares of its common stock during the first quarter of 2008 at a cost of $57.4 million. The Company did not repurchase any shares of its common stock during the second quarter of 2008. The Company has repurchased and retired approximately 62.4 million shares of its common stock in open market transactions at an aggregate cost of approximately $1.8 billion since 1990.

The Company had $73.0 million of outstanding advances under its $325 million, unsecured, revolving credit agreement at June 30, 2008. The Company had no outstanding advances under this agreement at December 31, 2007. Undrawn letters of credit issued pursuant to this agreement were $13.1 million at June 30, 2008. Accordingly, the amount available for future borrowing was $238.9 million at June 30, 2008. On April 1, 2008, the Company completed its acquisition of Primesco in a cash merger transaction valued at $95.8 million, including transaction costs of $0.2 million. The Company funded the acquisition primarily through borrowings under its unsecured, revolving credit agreement.

The Company does not anticipate making significant changes to its capital structure during 2008. The Company’s management believes that it has sufficient resources to maintain the payment of dividends to Unitrin’s shareholders at its present level. Sources available for future shareholder dividend payments, capital contributions to subsidiaries, the payment of interest on Unitrin’s senior notes and the repurchases of Unitrin’s common stock include the receipt of dividends from Unitrin’s subsidiaries, the receipt of dividends from Unitrin’s investment in Northrop, additional borrowings under Unitrin’s unsecured, revolving credit agreement, and monetization of a portion of the Unitrin’s Northrop holdings. Various state insurance laws restrict the ability of Unitrin’s insurance subsidiaries to pay dividends without regulatory approval. Such laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Certain risk-based capital regulations also have the effect of limiting the amount of dividends that may be paid by Fireside Bank. The Company

Liquidity and Capital Resources (continued)

does not expect Fireside Bank to pay a dividend in 2008. The Company’s direct insurance subsidiaries paid dividends consisting of $47.5 million in cash and 361,010 shares of Northrop common stock with a fair value of $25.0 million to Unitrin during the first half of 2008. Unitrin estimates that its direct insurance subsidiaries would be able to pay $95 million in dividends to Unitrin in the second half of 2008 without prior regulatory approval.

Unitrin cash and short-term investments totaled $18.3 million at June 30, 2008. Unitrin directly held investments in Northrop common stock with a market value totaling $284.6 million at June 30, 2008. Unitrin sold a portion of its Northrop common stock holdings, generating gross proceeds of $32.2 million during the first half of 2008.

Quantitative measures established by bank regulations to ensure capital adequacy require Fireside Bank to maintain minimum amounts of capital. Bank regulations define capital calculations for Tier 1 capital, total risk-weighted assets and total risk-based capital. To be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total average assets of 5% or greater. Fireside Bank had ratios of total capital to total risk-weighted assets of 13.2% at June 30, 2008 and 13.9% at December 31, 2007; a ratio of Tier 1 capital to total risk-weighted assets of 10.9% at June 30, 2008 and 13.0% at December 31, 2007; and a ratio of Tier 1 capital to total average assets of 10.2% at June 30, 2008 and 12.0% at December 31, 2007. Higher levels of capital, while undefined, are generally more prudent for Fireside Bank’s sub-prime automobile loan business than would be required for lower risk businesses.

During the second half of 2007, Unitrin made capital contributions totaling $52.0 million to its subsidiary, Fireside Securities Corporation, which in turn contributed the same amount to its subsidiary, Fireside Bank. The capital contributions were made to replenish Fireside Bank’s capital position. Unitrin and/or its subsidiaries plan to make additional capital contributions of approximately $75 million to Fireside Bank during the second half of 2008 to increase Fireside Bank’s Tier 1 capital.

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

Net Cash Provided by Operating Activities decreased by $92.5 million for the six months ended June 30, 2008, compared to the same period in 2007, due primarily to the lower operating results.

Liquidity and Capital Resources (continued)

Net Cash Used by Investing Activities decreased by $539.1 million for the six months ended June 30, 2008, compared to the same period in 2007. Net cash provided by sales of short-term investments was $115.9 million for the six months ended June 30, 2008, compared to net cash used to acquire short-term investments of $475.6 million for the same period in 2007. Cash used to acquire investments in limited liability investment companies and limited partnerships increased by $24.9 million in 2008, compared to 2007. The acquisition of automobile loan receivables, net of automobile loans repaid, used $40.3 million less cash in 2008, compared to 2007. Cash provided by sales of Northrop common stock decreased by $31.6 million in 2008, compared to 2007. Cash used to acquire investments in other equity securities, net of cash received from dispositions, increased by $39.1 million in 2008, compared to 2007. The Company received proceeds of $67.0 million related to the disposition of its Unitrin Business Insurance operations. The Company temporarily increased its cash on hand significantly at the end of 2007 as a result of certain premium tax planning strategies. During the first half of 2008, the Company reduced cash on hand.

For the six months ended June 30, 2008, Net Cash Used by Financing Activities was $112.5 million, compared to Net Cash Provided by Financing Activities of $271.7 million for the same period in 2007. During the second quarter of 2007, the Company issued its $360 million Senior Secured Note for net proceeds of $354.9 million. Net cash provided from borrowings under the Company’s unsecured, revolving credit agreement was $73.0 million for the six months ended June 30, 2008, with no such borrowings under this agreement in 2007. Net cash used from certificates of deposits issued, net of withdrawals, was $72.0 million for the six months ended June 30, 2008, compared to net cash provided of $48.0 million for the same period in 2007. The Company used $57.4 million of cash during the first half of 2008 to repurchase shares of its common stock, compared to $74.8 million of cash used to repurchase shares of its common stock for the same period in 2007.

Interest and Other Expenses

Interest and Other Expenses was $31.7 million and $15.0 million for the six and three months ended June 30, 2008, respectively, compared to $36.1 million and $20.0 million for the same periods in 2007. Interest and Other Expenses decreased for the six and three months ended June 30, 2008, compared to the same periods in 2007, due primarily to lower share-based compensation and bonus expense and, to a lesser extent, lower interest expense related to the Company’s senior notes. Interest expense, excluding interest on a mortgage note payable included in real estate investment expense, was $16.4 million and $8.5 million for the six and three months ended June 30, 2008, respectively, compared to $17.2 million and $10.1 million for the same periods in 2007. Interest Expense decreased in 2008 due primarily to lower average levels of senior notes outstanding for the six and three months ended June 30, 2008, compared to the same periods in 2007, partially offset by a higher coupon rate on the Company’s 6% senior notes due May 15, 2017, compared to the Company’s 5.75% senior notes due July 1, 2007, and higher average levels of borrowing under the Company’s unsecured, revolving credit agreement. On May 11, 2007, the Company issued $360 million of its 6.00% senior notes due May 15, 2017. A portion of the proceeds from the issuance of the 6.00% senior notes was used to repay the Company’s $300 million of 5.75% senior notes due on July 1, 2007. The Company incurred interest expense in the second quarter of 2007 on both the 6.00% senior notes and the 5.75% senior notes until the principal on the 5.75% senior notes was repaid on July 2, 2007. The additional interest expense was partially offset by higher net investment income earned while the proceeds of the 6.00% senior notes were invested.

Income Taxes

The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions and the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $27.8 million and $14.6 million for the six and three months ended June 30, 2008, respectively, compared to $30.8 million and $14.4 million for the same periods in 2007. Tax-exempt investment income and dividends received deductions decreased for the six and three months ended June 30, 2008, compared to the same periods in 2007, due primarily to the lower dividend income from the Company’s investments in Northrop preferred and common stock. Income tax expense for the six and three months ended June 30, 2008 included net state income tax benefits of $1.4 million and $1.3 million, respectively, compared to net state income tax expense of $1.3 million and $0.7 million, for the same periods in 2007.

Accounting Changes

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. On January 1, 2008, the Company adopted SFAS No. 157. The initial application of SFAS No. 157 did not have a material effect on the fair values reported by the Company. The additional disclosures required by SFAS No. 157 are presented in Note 14, “Fair Value Measurements” to the Condensed Consolidated Financial Statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements with enhanced understanding of: how and why an entity uses derivative securities; how derivatives and hedges are being accounted for under SFAS No. 133; and how derivatives and hedges affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 with early adoption permitted. The Company estimates that the initial application of SFAS No. 161 will not be material.

Accounting Changes (continued)

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there is likely to be substantial cost or material modifications. FSP SFAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, the Company does not anticipate that the initial application of FSP SFAS No. 142-3 will have an impact on the Company. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities and requires expanded disclosures about GIC’s. SFAS No. 163 does not apply to a GIC that is accounted for as a derivative instrument within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Except for certain disclosure requirements regarding insurance enterprise risk-management activities, SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years. Early adoption is generally not permitted. The Company estimates that the initial application of SFAS No. 163 will not be material.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 concluded that all outstanding share-based payment awards that contain a right to receive nonforfeitable dividends participate in the undistributed earnings with common shareholders, and therefore, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share, pursuant to SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. Upon adoption, all prior-period earnings per share data presented must be adjusted retrospectively to conform to FSP EITF 03-6-1. The Company estimates that its Basic Net Income per Share from Continuing Operations will decrease by no more than $0.01 per common share on an annual basis upon the initial and retrospective application of FSP EITF 03-6-1.

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

Quantitative Information About Market Risk

The Company’s Condensed Consolidated Balance Sheets include five types of financial instruments subject to material market risk disclosures required by the SEC:

1) Investments in Fixed Maturities;

2) Investments in Equity Securities;

3) Automobile Loan Receivables;

4) Certificates of Deposits; and

5) Notes Payable.

Quantitative Information About Market Risk (continued)

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

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both June 30, 2008 and December 31, 2007 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Automobile Loan Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at June 30, 2008 and December 31, 2007, respectively. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at June 30, 2008 and December 31, 2007, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 10% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at June 30, 2008 and December 31, 2007 with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.88 at both June 30, 2008 and December 31, 2007. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended June 30, 2008 and December 31, 2007, respectively, and weighted on the fair value of such securities at June 30, 2008 and December 31, 2007, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

Quantitative Information About Market Risk (continued)

The estimated adverse effects on the market value of the Company’s financial instruments using these assumptions were:

(Dollars in Millions)	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
June 30, 2008
Assets
Investments in Fixed Maturities	$3,949.6	$(285.0)	$—	$(285.0)
Investments in Equity Securities	1,159.2	(8.2)	(86.9)	(95.1)
Automobile Loan Receivables	1,213.6	(16.4)	—	(16.4)

Liabilities
Certificates of Deposits	$1,221.2	$23.3	$—	$23.3
Notes Payable	597.3	27.2	—	27.2

December 31, 2007
Assets
Investments in Fixed Maturities	$3,686.7	$(248.1)	$—	$(248.1)
Investments in Equity Securities	1,303.6	(3.9)	(108.8)	(112.7)
Automobile Loan Receivables	1,230.3	(16.5)	—	(16.5)

Liabilities
Certificates of Deposits	$1,269.7	$26.3	$—	$26.3
Notes Payable	550.3	30.9	—	30.9

The market risk sensitivity analysis assumes that the composition of the Company’s interest rate sensitive assets and liabilities, including, but not limited to, credit quality, and the equity price sensitive assets existing at the beginning of the period remains constant over the period being measured. It also assumes that a particular change in interest rates is uniform across the yield curve regardless of the time to maturity. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Also, any future correlation, either in the near term or the long term, between the Company’s common stock equity securities portfolio and the S&P 500 may differ from the historical correlation as represented by the weighted-average historical beta of the common stock equity securities portfolio. Accordingly, the market risk sensitivity analysis may not be indicative of, is not intended to provide, and does not provide, a precise forecast of the effect of changes in market rates on the Company’s income or shareholders’ equity. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates or equity prices.

Quantitative Information About Market Risk (continued)

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

At June 30, 2008 and December 31, 2007, $570.2 million and $706.0 million, respectively, of the Company’s Investments in Equity Securities, which exclude the Company’s Investment in Investee, were concentrated in the preferred and common stock of Northrop. Northrop stated in its 2007 annual report on Form 10-K that it is a “premier provider of technologically advanced, innovative products, services and solutions in information and services, aerospace, electronics and shipbuilding. As prime contractor, principal subcontractor, partner, or preferred supplier, Northrop Grumman participates in many high-priority defense and non-defense technology programs in the U.S. and abroad. The company conducts most of its business with the U.S. Government, principally the Department of Defense, and it also conducts business with local, state and foreign governments and domestic and international commercial customers.” Accordingly, the Company’s Investments in Equity Securities are sensitive to the nature of Northrop’s industry segments.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and the accompanying unaudited Condensed Consolidated Financial Statements (including the notes thereto) may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “believe(s),” “goal(s),” “target(s),” “estimate(s),” “anticipate(s),” “forecast(s),” “project(s),” “plan(s),” “intend(s),” “expect(s),” “might,” “may” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

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

•

Changes in the estimated rates of automobile loan receivables net charge-off, including, but not limited to, the impact of changes in the fair value of collateral held, used to estimate Fireside Bank’s reserve for loan losses;

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

On April 1, 2008, Unitrin completed its acquisition of Primesco and its subsidiaries, at which time the acquired companies became subsidiaries of the Company. See Note 2, “Acquisition of Business,” to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q for further details of the transaction. The Company is currently in the process of assessing Primesco and its subsidiaries’ material internal controls over financial reporting. Other than in connection with this acquisition, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items not listed here have been omitted because they are inapplicable or the answer is negative.

Item 1.	Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 17, “Legal Proceedings” to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 2.	Changes in Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2008	—	N/A	—	1,806,854
May 1 - May 31, 2008	—	N/A	—	1,806,854
June 1 - June 30, 2008	—	N/A	—	1,806,854

(1)	No purchases were made by the Company under its stock repurchase program, which was first announced on August 8, 1990. The repurchase program was subsequently expanded several times, most recently in November 2006, when the Board of Directors expanded the Company’s authority to repurchase the Company’s common stock by an aggregate number of 6,000,000 shares (in addition to approximately 750,000 shares remaining under its prior authorization). The repurchase program does not have an expiration date.

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

The Annual Meeting of Shareholders of Unitrin, Inc. was held on May 7, 2008 for the purpose of electing twelve directors and to consider and act on a proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm.

The final tabulation for each of the twelve nominees for director is as follows:

Nominee	Votes For	Votes Withheld
James E. Annable	57,683,936	1,357,256
Eric J. Draut	57,366,214	1,674,978
Donald V. Fites	58,492,679	548,513
Douglas G. Geoga	58,553,727	487,465
Reuben L. Hedlund	58,420,183	621,009
Jerrold V. Jerome	58,247,140	794,052
William E. Johnston, Jr.	58,463,853	577,339
Wayne Kauth	58,508,588	532,604
Fayez S. Sarofim	58,132,694	908,498
Donald G. Southwell	58,331,118	710,074
Richard C. Vie	58,213,124	828,068
Ann E. Ziegler	58,554,143	487,049

Shareholders ratified the selection of Deloitte & Touche LLP by the following votes: 58,704,134 votes for ratification, 186,087 votes against and 150,971 votes abstained.

Item 6.	Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s 2007 Annual Report on Form 10-K filed February 4, 2008.)

3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 12, 2008.)

4.1	Rights Agreement between Unitrin, Inc. and Computershare Trust Company, N.A. as successor Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, dated as of August 4, 2004 and amended May 4, 2006 and October 9, 2006 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2004, Exhibits 4.1 and 4.2 to the Company’s Registration Statement on Form 8-A/A dated May 4, 2006 and Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A dated October 10, 2006.)

4.2	Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.3	Officer’s Certificate, including form of Senior Note with respect to the Company’s 6.00% Senior Notes due May 15, 2017 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 30, 2003.)

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.1 to the Company’s 2006 Annual Report on Form 10-K filed February 2, 2007.)

10.2	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.3	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.4	Unitrin, Inc. 2002 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.5	2005 Restricted Stock and Restricted Stock Unit Plan (Incorporated herein by reference to Appendix B to the Company’s Proxy Statement, dated March 28, 2005, in connection with the Company’s 2005 Annual Meeting of Shareholders.)

10.6	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.7	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.8	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.9	Form of Restricted Stock Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.10	Unitrin, Inc. Pension Equalization Plan, as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.11	Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.11 to the Company’s 2006 Annual Report on Form 10-K filed February 2, 2007), with the following executive officers:

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

Unitrin, Inc.

Date: August 4, 2008	/s/ Donald G. Southwell
Donald G. Southwell
President and Chief Executive Officer

Date: August 4, 2008	/s/ Eric J. Draut
Eric J. Draut
Executive Vice President and Chief Financial Officer

Date: August 4, 2008	/s/ Richard Roeske
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)