Form 10-Q
period 2008-09-30
UNITRIN INC
filed 2008-11-03
CIK 860748

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2008

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

62,316,303 shares of common stock, $0.10 par value, were outstanding as of October 31, 2008.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Nine Months Ended		Three Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Revenues:
Earned Premiums	$1,771.7	$1,712.6	$599.5	$579.9
Automobile Finance Revenues	185.6	194.4	60.1	66.5
Net Investment Income	190.8	234.8	72.7	76.0
Other Income	2.6	2.7	1.2	0.5
Net Realized Investment Gains (Losses)	(33.4)	52.0	(44.6)	12.5

Total Revenues	2,117.3	2,196.5	688.9	735.4

Expenses:
Policyholders’ Benefits and Incurred
Losses and Loss Adjustment Expenses	1,353.2	1,168.0	494.3	383.6
Insurance Expenses	545.9	525.4	190.8	179.6
Automobile Finance Expenses	171.3	147.3	47.8	61.5
Interest Expense on Certificates of Deposit	44.9	43.0	14.2	15.2
Interest and Other Expenses	46.3	52.2	14.6	16.1

Total Expenses	2,161.6	1,935.9	761.7	656.0

Income (Loss) from Continuing Operations before Income Taxes and Equity in Net Income of Investee	(44.3)	260.6	(72.8)	79.4
Income Tax Benefit (Expense)	28.0	(77.6)	28.1	(22.7)

Income (Loss) before Equity in Net
Income of Investee	(16.3)	183.0	(44.7)	56.7
Equity in Net Income of Investee	4.3	0.7	1.0	0.9

Income (Loss) from Continuing Operations	(12.0)	183.7	(43.7)	57.6

Discontinued Operations (See Notes 1 and 3):
Income (Loss) from Discontinued Operations Before Income Taxes	(6.1)	18.2	6.7	8.7
Income Tax Expense	(1.6)	(3.0)	(2.3)	(2.0)

Income (Loss) from Discontinued Operations	(7.7)	15.2	4.4	6.7

Net Income (Loss)	$(19.7)	$198.9	$(39.3)	$64.3

Income (Loss) Per Share from Continuing Operations	$(0.19)	$2.79	$(0.70)	$0.89
Income (Loss) Per Share from Discontinued Operations	(0.12)	0.23	0.07	0.10

Net Income (Loss) Per Share	$(0.31)	$3.02	$(0.63)	$0.99

Income (Loss) Per Share from Continuing
Operations Assuming Dilution	$(0.19)	$2.77	$(0.70)	$0.88
Income (Loss) Per Share from Discontinued Operations Assuming Dilution	(0.12)	0.23	0.07	0.10

Net Income (Loss) Per Share Assuming Dilution	$(0.31)	$3.00	$(0.63)	$0.98

Dividends Paid Per Share	$1.410	$1.365	$0.470	$0.455

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2008 - $4,093.8; 2007 - $3,608.9)	$3,955.4	$3,686.7
Northrop Grumman Corporation Preferred Stock at Fair Value (Cost: 2007 - $177.5)	—	258.5
Northrop Grumman Corporation Common Stock at Fair Value (Cost: 2008 - $276.0; 2007 - $245.5)	376.0	447.5
Other Equity Securities at Fair Value (Cost: 2008 - $438.8; 2007 - $436.5)	490.2	597.6
Investee (Intermec) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2008 - $248.6; 2007 - $257.1)	102.8	90.7
Short-term Investments at Cost which Approximates Fair Value	597.7	658.7
Other	752.3	706.7

Total Investments	6,274.4	6,446.4

Cash	53.1	103.1
Automobile Loan Receivables at Cost (Fair Value: 2008 - $1,162.8; 2007 - $1,230.3)	1,140.8	1,213.5
Other Receivables	710.7	634.8
Deferred Policy Acquisition Costs	499.5	437.4
Goodwill	343.1	314.7
Current and Deferred Income Taxes	76.8	17.2
Other Assets	112.2	109.9
Assets of Discontinued Operations	—	128.0

Total Assets	$9,210.6	$9,405.0

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$2,968.3	$2,533.0
Property and Casualty	1,358.5	1,322.9

Total Insurance Reserves	4,326.8	3,855.9

Certificates of Deposits at Cost (Fair Value: 2008 - $1,187.0; 2007 - $1,269.7)	1,171.6	1,274.3
Unearned Premiums	761.8	722.2
Liabilities for Income Taxes	45.9	262.5
Notes Payable at Amortized Cost (Fair Value: 2008 - $491.8; 2007 - $550.3)	560.6	560.1
Accrued Expenses and Other Liabilities	545.3	380.9
Liabilities of Discontinued Operations	—	51.3

Total Liabilities	7,412.0	7,107.2

Shareholders’ Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 62,316,303 Shares Issued and Outstanding at September 30, 2008 and 64,254,818 Shares Issued and Outstanding at December 31, 2007	6.2	6.4
Paid-in Capital	763.9	781.3
Retained Earnings	1,031.9	1,185.3
Accumulated Other Comprehensive Income (Loss)	(3.4)	324.8

Total Shareholders’ Equity	1,798.6	2,297.8

Total Liabilities and Shareholders’ Equity	$9,210.6	$9,405.0

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007
Operating Activities:
Net Income (Loss)	$(19.7)	$198.9
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(10.3)	(8.6)
Equity in Net Income of Investee before Taxes	(6.6)	(1.1)
Equity in Losses (Earnings) of Limited Liability Investment Companies and Limited Partnerships	30.7	(18.5)
Distribution of Accumulated Earnings of Limited Liability Investment Companies and Limited Partnerships	1.9	17.3
Amortization of Investment Securities and Depreciation of Investment Real Estate	7.4	4.7
Provision for Loan Losses	99.4	69.5
Depreciation of Property and Equipment	14.1	15.4
Decrease (Increase) in Other Receivables	(21.3)	28.6
Increase (Decrease) in Insurance Reserves	68.1	(62.6)
Increase (Decrease) in Unearned Premiums	(11.4)	13.8
Change in Income Taxes	(91.6)	4.4
Increase in Accrued Expenses and Other Liabilities	11.3	0.9
Net Realized Investment (Gains) Losses	33.4	(52.0)
Gain on Disposition of Business	(8.1)	—
Other, Net	17.1	18.6

Net Cash Provided by Operating Activities	114.4	229.3

Investing Activities:
Sales and Maturities of Fixed Maturities	917.7	360.9
Purchases of Fixed Maturities	(909.7)	(320.8)
Sales of Northrop Grumman Corporation Common Stock	194.5	82.8
Sales of Other Equity Securities	122.6	84.1
Purchases of Other Equity Securities	(163.9)	(75.7)
Acquisition and Improvements of Investment Real Estate	(21.1)	(15.6)
Sale of Investment Real Estate	3.2	3.3
Acquisitions of Limited Liability Investment Companies and Limited Partnerships	(59.4)	(81.6)
Disposition of Business, Net of Cash Disposed	66.6	3.9
Acquisition of Business, Net of Cash Acquired	(95.4)	(46.9)
Change in Short-term Investments	83.1	(158.9)
Change in Automobile Loan Receivables	(24.5)	(138.0)
Change in Other Investments	(3.6)	(3.8)
Other, Net	(20.8)	(10.2)

Net Cash Provided (Used) by Investing Activities	89.3	(316.5)

Financing Activities:
Change in Certificates of Deposits	(102.7)	122.7
Cash Dividends Paid	(89.1)	(90.4)
Note Payable Proceeds	232.0	354.9
Note Payable Payments	(232.0)	(300.1)
Common Stock Repurchases	(67.7)	(116.3)
Cash Exercise of Stock Options	1.6	3.3
Excess Tax Benefits from Share-based Awards	0.2	1.2
Other, Net	2.6	3.0

Net Cash Used by Financing Activities	(255.1)	(21.7)

Decrease in Cash	(51.4)	(108.9)
Cash, Beginning of Year Including Cash Reported in Discontinued Operations	104.5	157.9

Cash, End of Period	$53.1	$49.0

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

Discontinued Operations

The Company accounts for its former Unitrin Business Insurance operations as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (see Note 3, “Discontinued Operations,” to the Condensed Consolidated Financial Statements).

Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. On January 1, 2008, the Company adopted SFAS No. 157. The initial application of SFAS No. 157 did not have a material effect on the fair values reported by the Company. The additional disclosures required by SFAS No. 157 are presented in Note 16, “Fair Value Measurements.” On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP SFAS No. 157-3 does not change the fair value measurement principles in SFAS No. 157, but rather provides guidance of the application of those measurement principles in the extreme inactive markets that currently exist.

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

Note 2—Acquisition of Business

On April 1, 2008, the Company completed its acquisition of 100% of Primesco, Inc. (“Primesco”), including its wholly owned subsidiaries, Mutual Savings Life Insurance Company (“Mutual Savings Life”) and Mutual Savings Fire Insurance Company (“Mutual Savings Fire”) in a cash merger transaction for a total purchase price of $95.5 million, including transaction costs of $0.2 million. The results of the acquired companies are included in the Company’s financial statements from the date of acquisition and are reported in the Company’s Life and Health Insurance segment.

The Company has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed. Accordingly, the Company’s estimates and allocation may change as the Company completes the process. Due to the complex nature of the valuation calculations, the estimates that are most likely to change are the estimates of the fair value of the Value of Insurance Inforce, Insurance Reserves and costs associated with exiting certain activities of Primesco. Changes in the Company’s preliminary estimates of fair values of assets and liabilities acquired, if any, would also likely impact the Company’s allocation of the purchase price to Goodwill and Current and Deferred Income Taxes. The Company expects to finalize the allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed in the fourth quarter of 2008. Based on the Company’s preliminary allocation of the purchase price, assets acquired and liabilities assumed were:

(Dollars in Millions)
Investments	$399.1
Other Receivables	12.5
Value of Insurance Inforce (Reported in Deferred Policy Acquisition Costs)	52.4
Goodwill	28.4
Current and Deferred Income Taxes	7.2
Other Assets	3.7
Insurance Reserves	(400.3)
Unearned Premiums	(0.2)
Accrued Expenses and Other Liabilities	(7.3)

Total Purchase Price	$95.5

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Discontinued Operations

On June 3, 2008, the Company completed its previously disclosed sale of its Unitrin Business Insurance operations to AmTrust Financial Services, Inc. (“AmTrust”) for total consideration of $101.8 million. Total consideration consisted of cash, other receivables of $10.9 million, with an outstanding balance of $3.0 million at September 30, 2008, and a note receivable from AmTrust valued at $25.1 million. The note receivable is payable in four equal annual installments of $7.5 million and is non-interest bearing. Net proceeds were $94.5 million, including $7.3 million of early contract termination fees and other transaction related costs. AmTrust acquired the renewal rights to the Unitrin Business Insurance book of business, certain legal entities, selected other assets, and the workforce that the Company employed to underwrite and process its Unitrin Business Insurance products. The results for discontinued operations for the nine and three months ended September 30, 2008 and 2007 are summarized below:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Total Earned Premiums	$70.8	$127.4	$—	$43.9
Net Investment Income	5.6	18.8	—	6.2

Total Revenues	$76.4	$146.2	$—	$50.1

Income (Loss) from Discontinued
Operations before Income Taxes:
Results of Operations	$(20.9)	$18.2	$—	$8.7
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	6.7	—	6.7	—
Gain on Disposition	8.1	—	—	—

Income (Loss) from Discontinued
Operations before Income Taxes	$(6.1)	$18.2	$6.7	$8.7

The effective income tax rate differs from the federal statutory income tax rate due primarily to goodwill that is not deductible for tax purposes, tax-exempt investment income and dividends received deductions.

The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to June 1, 2008, the effective date of the sale. In accordance with SFAS No. 144, the Company is not permitted to report these liabilities as Liabilities of Discontinued Operations. Accordingly, Property and Casualty Insurance Reserves as reported in the Company’s Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007 include $308.6 million and $342.2 million, respectively, for unpaid insured losses incurred by Unitrin Business Insurance retained by the Company. However, pursuant to the provisions of SFAS No. 144, changes in the Company’s estimate of such retained liabilities after the sale are to be reported as a separate component of the results of discontinued operations.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Investments

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2008 were:

(Dollars in Millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$937.0	$15.1	$(10.0)	$942.1
States, Municipalities and Political Subdivisions	1,264.0	16.0	(39.3)	1,240.7
Corporate Securities:
Bonds and Notes	1,714.1	13.6	(112.0)	1,615.7
Redemptive Preferred Stocks	178.7	—	(21.8)	156.9

Investments in Fixed Maturities	$4,093.8	$44.7	$(183.1)	$3,955.4

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2007 were:
(Dollars in Millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$1,099.8	$16.5	$(7.6)	$1,108.7
States, Municipalities and Political Subdivisions	1,321.9	43.8	(1.6)	1,364.1
Corporate Securities:
Bonds and Notes	1,107.9	36.7	(11.4)	1,133.2
Redemptive Preferred Stocks	79.3	1.5	(0.1)	80.7

Investments in Fixed Maturities	$3,608.9	$98.5	$(20.7)	$3,686.7

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2008, by contractual maturity, were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$106.3	$106.7
Due after One Year to Five Years	442.5	431.2
Due after Five Years to Fifteen Years	1,777.6	1,741.2
Due after Fifteen Years	1,325.4	1,235.9
Asset-backed Securities Not Due at a Single Maturity Date	442.0	440.4

Investments in Fixed Maturities	$4,093.8	$3,955.4

The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at September 30, 2008 consisted of securities issued by the Government National Mortgage Association (“Ginnie Mae”) with a fair value of $374.8 million, securities issued by the Federal National Mortgage Association (“Fannie Mae”) with a fair value of $47.8 million, securities issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) with a fair value of $2.4 million and securities of other issuers with a fair value of $15.4 million.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Investments (continued)

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Northrop Common Stock and Other Equity Securities at September 30, 2008 were:

(Dollars in Millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Northrop Common Stock	$276.0	$100.0	$—	$376.0

Other Equity Securities:
Preferred Stocks	$156.5	$9.4	$(28.7)	$137.2
Common Stocks	238.8	72.1	(1.6)	309.3
Other Equity Interests	43.5	1.5	(1.3)	43.7

Total Other Equity Securities	$438.8	$83.0	$(31.6)	$490.2

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Northrop Preferred Stock, Northrop Common Stock and Other Equity Securities at December 31, 2007 were:

(Dollars in Millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Northrop Preferred Stock	$177.5	$81.0	$—	$258.5

Northrop Common Stock	$245.5	$202.0	$—	$447.5

Other Equity Securities:
Preferred Stocks	$82.2	$8.0	$(2.8)	$87.4
Common Stocks	324.9	156.5	(4.3)	477.1
Other Equity Interests	29.4	3.8	(0.1)	33.1

Total Other Equity Securities	$436.5	$168.3	$(7.2)	$597.6

On April 4, 2008, Northrop redeemed all of its series B convertible preferred stock outstanding at a redemption rate of 1.299246 shares of Northrop common stock for each share of Northrop preferred stock. The Company had the right to convert its holdings of Northrop preferred stock into Northrop common stock at a more favorable conversion ratio than provided for in Northrop’s redemption notice. Accordingly, in the first quarter of 2008, the Company converted its holdings of Northrop preferred stock into Northrop common stock at the rate of 1.822267 shares of Northrop common stock for each share of Northrop preferred stock. The Company received 3,234,181 shares of Northrop common stock in the conversion. As a result of the conversion, the Company was not entitled to receive a quarterly dividend on its investment in Northrop preferred stock, but was instead entitled to receive a dividend on the converted shares that historically has been at a much lower dividend rate.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Investments (continued)

An aging, based on the length of time securities have been in an unrealized loss position, of unrealized losses on the Company’s Investments in Fixed Maturities and Other Equity Securities at September 30, 2008 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$478.4	$(9.5)	$12.2	$(0.5)	$490.6	$(10.0)
States, Municipalities and Political Subdivisions	665.0	(32.3)	55.6	(7.0)	720.6	(39.3)
Corporate Securities:
Bonds and Notes	1,136.1	(95.5)	126.7	(16.5)	1,262.8	(112.0)
Redemptive Preferred Stocks	148.4	(21.8)	—	—	148.4	(21.8)

Total Fixed Maturities	2,427.9	(159.1)	194.5	(24.0)	2,622.4	(183.1)

Other Equity Securities:
Preferred Stocks	88.4	(28.1)	3.4	(0.6)	91.8	(28.7)
Common Stocks	12.8	(1.6)	—	—	12.8	(1.6)
Other Equity Interests	8.5	(1.3)	—	—	8.5	(1.3)

Total Other Equity Securities	109.7	(31.0)	3.4	(0.6)	113.1	(31.6)

Total	$2,537.6	$(190.1)	$197.9	$(24.6)	$2,735.5	$(214.7)

An aging, based on the length of time securities have been in an unrealized loss position, of unrealized losses on the Company’s Investments in Fixed Maturities and Other Equity Securities at December 31, 2007 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$24.2	$(0.1)	$536.0	$(7.5)	$560.2	$(7.6)
States, Municipalities and Political Subdivisions	112.7	(1.2)	22.2	(0.4)	134.9	(1.6)
Corporate Securities:
Bonds and Notes	211.8	(3.1)	161.9	(8.3)	373.7	(11.4)
Redemptive Preferred Stocks	3.8	(0.1)	—	—	3.8	(0.1)

Total Fixed Maturities	352.5	(4.5)	720.1	(16.2)	1,072.6	(20.7)

Other Equity Securities:
Preferred Stocks	15.0	(2.8)	2.9	—	17.9	(2.8)
Common Stocks	38.8	(4.2)	0.6	(0.1)	39.4	(4.3)
Other Equity Interests	5.2	(0.1)	—	—	5.2	(0.1)

Total Other Equity Securities	59.0	(7.1)	3.5	(0.1)	62.5	(7.2)

Total	$411.5	$(11.6)	$723.6	$(16.3)	$1,135.1	$(27.9)

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Investments (continued)

Unrealized losses on fixed maturities were $183.1 million at September 30, 2008, of which $24.0 million related to fixed maturities that have continued in an unrealized loss position for more than 12 months. These fixed maturities are concentrated in states, municipalities and political subdivisions and investment-grade corporate bonds and notes, which the Company expects to fully recover.

Unrealized losses on fixed maturities were $20.7 million at December 31, 2007, of which $16.2 million related to fixed maturities that have continued in an unrealized loss position for more than 12 months. These fixed maturities are concentrated in U.S. Government and Government Agencies and Authorities and investment-grade corporate bonds and notes, which the Company expects to fully recover.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Based on evaluations at September 30, 2008 and December 31, 2007 of the prospects of the issuers, including, but not limited to, the length of time and magnitude of the unrealized loss, and the credit ratings of the issuers of the investments in the fixed maturities shown above, and the Company’s intentions to sell or ability to hold such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities at the respective evaluation dates are temporary.

The Company considers various factors when considering if a decline in the fair value of an equity security is other than temporary including, but not limited to:

•	The length of time and magnitude of the unrealized loss;

•	The volatility of the investment;

•	Analyst recommendations and price targets;

•	Opinions of the Company’s external investment managers;

•	Market liquidity;

•	Debt-like characteristics of perpetual preferred stocks and issuer ratings; and

•	The Company’s intentions to sell or ability to hold the investments.

Based on evaluations of these factors at September 30, 2008 and December 31, 2007, the Company concluded that the declines in the fair values, which the Company expects to fully recover, of the Company’s investments in equity securities at the respective evaluation dates are temporary.

The carrying value, fair value and approximate voting percentage for the Company’s investment in the common stock of Intermec, Inc. (“Intermec”), which is accounted for under the equity method of accounting and reported as Investment in Investee in the Company’s Condensed Consolidated Balance Sheets, at September 30, 2008 and December 31, 2007 were:

(Dollars in Millions)	Sept. 30, 2008	Dec. 31, 2007
Carrying Value	$102.8	$90.7
Fair Value	$248.6	$257.1
Approximate Voting Percentage	20.5%	20.7%

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Investments (continued)

Equity in Net Income of Investee was $4.3 million and $1.0 million for the nine and three months ended September 30, 2008, respectively, compared to $0.7 million and $0.9 million, respectively, for the same periods in 2007. Intermec recognized the financial impact of SFAS No. 158 in its financial statements at December 31, 2006. Intermec initially applied the provisions of FIN 48 on January 1, 2007. The Company accounts for its investment in Intermec under the equity method of accounting on a three-month-delay basis. Accordingly, the Company recognized a decrease of $2.3 million, which was net of a tax benefit of $1.3 million, to its Shareholders’ Equity in the first quarter of 2007 for its pro rata share of the impact of Intermec’s adoption of SFAS No. 158 and recognized a decrease of $0.9 million, which was net of a tax benefit of $0.5 million, to the Company’s Shareholders’ Equity in the second quarter of 2007 for its pro rata share of the impact of Intermec’s adoption of FIN 48.

The carrying values of the Company’s Other Investments at September 30, 2008 and December 31, 2007 were:

(Dollars in Millions)	Sept. 30, 2008	Dec. 31, 2007
Loans to Policyholders	$208.4	$191.4
Real Estate	256.7	243.0
Limited Partnerships and Limited Liability Companies	281.5	265.2
Other	5.7	7.1

Total	$752.3	$706.7

Note 5—Automobile Loan Receivables

Automobile Loan Receivables consists primarily of sub-prime loans, which are secured by automobiles, to residents of California and other Western and Midwestern states. Automobile Loan Receivables is stated net of unearned discount, loan fees and reserve for loan losses.

The components of Automobile Loan Receivables at September 30, 2008 and December 31, 2007 were:

(Dollars in Millions)	Sept. 30, 2008	Dec. 31, 2007
Sales Contracts and Loans Receivable	$1,298.0	$1,390.8
Unearned Discounts and Deferred Fees	(17.7)	(28.9)

Net Automobile Loan Receivables Outstanding	1,280.3	1,361.9
Reserve for Loan Losses	(139.5)	(148.4)

Automobile Loan Receivables	$1,140.8	$1,213.5

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Automobile Loan Receivables (continued)

The status of loan balances included in Net Automobile Loan Receivables Outstanding at September 30, 2008 and December 31, 2007 is presented below:

	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding
(Dollars in Millions)	September 30, 2008		December 31, 2007
Current Loan Balances	$831.9	65.0%	$833.1	61.2%
Delinquent Loan Balances:
Less than 30 Days Delinquent	305.7	23.8%	356.7	26.2%
30 Days to 59 Days Delinquent	97.7	7.6%	111.1	8.1%
60 Days to 89 Days Delinquent	32.9	2.6%	45.8	3.4%
Delinquent 90 Days and Greater	12.1	1.0%	15.2	1.1%

Net Automobile Loan Receivables Outstanding	1,280.3	100.0%	1,361.9	100.0%

Reserve for Loan Losses	(139.5)		(148.4)

Automobile Loan Receivables	$1,140.8		$1,213.5

Activity in the Reserve for Loan Losses for the nine and three months ended September 30, 2008 and 2007 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Reserve for Loan Losses - Beginning of Period	$148.4	$68.8	$152.2	$71.0
Provision for Loan Losses	99.4	69.5	26.2	35.5
Net Charge-off:
Automobile Loan Receivables Charged-off	(139.5)	(92.3)	(48.7)	(34.9)
Automobile Loan Receivables Recovered	31.2	38.1	9.8	12.5

Net Charge-off	(108.3)	(54.2)	(38.9)	(22.4)

Reserve for Loan Losses - End of Period	$139.5	$84.1	$139.5	$84.1

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Property and Casualty Insurance Reserves

Property and Casualty Insurance Reserve activity for the nine months ended September 30, 2008 and 2007 was:

	Nine Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007
Property and Casualty Insurance Reserves -
Gross of Reinsurance at Beginning of Year	$1,322.9	$1,432.6
Less Reinsurance Recoverables at Beginning of Year	84.8	137.9

Property and Casualty Insurance Reserves -
Net of Reinsurance at Beginning of Year	1,238.1	1,294.7
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	0.3	24.7

Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	1,118.2	959.8
Discontinued Operations	59.0	86.8

Total Incurred Losses and LAE related to Current Year	1,177.2	1,046.6

Prior Years:
Continuing Operations	(38.6)	(47.5)
Discontinued Operations	(3.8)	(23.7)

Total Incurred Losses and LAE related to Prior Years	(42.4)	(71.2)

Total Incurred Losses and LAE	1,134.8	975.4

Paid Losses and LAE Related to:
Current Year:
Continuing Operations	652.1	573.8
Discontinued Operations	26.5	28.5

Total Paid Losses and LAE related to Current Year	678.6	602.3

Prior Years:
Continuing Operations	372.3	366.0
Discontinued Operations	60.1	61.8

Total Paid Losses and LAE related to Prior Years	432.4	427.8

Total Paid Losses and LAE	1,111.0	1,030.1

Property and Casualty Insurance Reserves -
Net of Reinsurance at End of Period	1,262.2	1,264.7
Plus Reinsurance Recoverable at End of Period	96.3	89.8

Property and Casualty Insurance Reserves -
Gross of Reinsurance at End of Period	$1,358.5	$1,354.5

Property and Casualty Insurance Reserves are estimated based on historical experience patterns and current economic trends. Actual loss experience and loss trends are likely to differ from these historical experience patterns and economic conditions. Loss experience and loss trends emerge over several years from the dates of loss inception. The Company monitors such emerging loss trends. Upon concluding, based on the data available, that an emerging loss trend will continue, the Company adjusts its property and casualty insurance reserves to recognize such a trend. Changes in such estimates are included in the Condensed Consolidated Statements of Operations in the period of change.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Property and Casualty Insurance Reserves (continued)

For the nine months ended September 30, 2008, the Company reduced its property and casualty insurance reserves by $42.4 million, to recognize favorable development of losses and loss adjustment expenses (“LAE”) from prior accident years. For the nine months ended September 30, 2008, personal lines insurance losses and LAE reserves developed favorably by $36.0 million and commercial lines insurance losses and LAE reserves developed favorably by $6.4 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2006 and 2005 accident years due to the improvements in the Company’s claims handling procedures, partially offset by adverse development of $8.2 million for the 2005 accident year related to certain re-opened claims from Hurricane Rita. For the nine months ended September 30, 2007, the Company reduced its property and casualty insurance reserves by $71.2 million to recognize favorable development of losses and LAE from prior accident years. For the nine months ended September 30, 2007, personal lines insurance losses and LAE developed favorably by $39.1 million and commercial lines insurance losses and LAE developed favorably by $32.1 million. The reserve reductions were primarily due to the emergence of more favorable loss trends than expected for the 2006, 2005 and 2004 accident years, partially due to the improvements in the Company’s claims handling procedures.

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

Note 7—Notes Payable

Total debt outstanding at September 30, 2008 and December 31, 2007 was:

(Dollars in Millions)	Sept. 30, 2008	Dec. 31, 2007
Senior Notes at Amortized Cost:
6.00% Senior Notes due May 15, 2017	$355.3	$355.0
4.875% Senior Notes due November 1, 2010	199.3	199.1
Mortgage Note Payable at Amortized Cost	6.0	6.0

Total Debt Outstanding	$560.6	$560.1

The Company had no outstanding advances under its $325 million, unsecured, revolving credit agreement at either September 30, 2008 or December 31, 2007. Undrawn letters of credit issued pursuant to this agreement were $13.1 million at both September 30, 2008 and December 31, 2007. Accordingly, the amounts available for future borrowing were $311.9 million at both September 30, 2008 and December 31, 2007.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Notes Payable (continued)

Interest Expense, including facility fees and accretion of discount, for the nine and three months ended September 30, 2008 and 2007 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Notes Payable under Revolving Credit Agreement	$1.4	$0.3	$0.5	$0.1
6.00% Senior Notes due May 15, 2017	16.5	8.5	5.5	5.5
4.875% Senior Notes due November 1, 2010	7.5	7.5	2.5	2.5
5.75% Senior Notes due July 1, 2007	—	9.0	—	—
Mortgage Note Payable	0.3	0.3	0.1	0.1

Interest Expense before Capitalization of Interest	25.7	25.6	8.6	8.2
Capitalization of Interest	(0.9)	—	(0.4)	—

Total Interest Expense	$24.8	$25.6	$8.2	$8.2

Interest Paid, including facility fees, for the nine and three months ended September 30, 2008 and 2007 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Notes Payable under Revolving Credit Agreement	$1.4	$0.2	$0.7	$0.1
6.00% Senior Notes due May 15, 2017	10.8	—	—	—
4.875% Senior Notes due November 1, 2010	4.9	4.9	—	—
5.75% Senior Notes due July 1, 2007	—	17.2	—	8.6
Mortgage Note Payable	0.3	0.3	0.1	0.1

Total Interest Paid	$17.4	$22.6	$0.8	$8.8

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8—Income from Investments

Net Investment Income for the nine and three months ended September 30, 2008 and 2007 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Investment Income (Loss):
Interest and Dividends on Fixed Maturities	$175.6	$159.4	$58.3	$52.9
Dividends on Northrop Preferred Stock	—	12.4	—	3.1
Dividends on Northrop Common Stock	9.9	7.3	3.3	2.3
Dividends on Other Equity Securities	14.8	13.8	4.4	2.8
Short-term Investments	11.1	27.7	2.8	9.1
Loans to Policyholders	10.8	10.0	3.7	3.3
Real Estate	22.7	23.0	7.2	8.0
Limited Partnerships and Limited Liability Companies	(29.8)	18.8	(0.9)	6.4

Total Investment Income	215.1	272.4	78.8	87.9
Investment Expenses:
Real Estate	17.7	17.6	5.9	5.4
Other Investment Expenses	1.0	1.2	0.2	0.3

Total Investment Expenses	18.7	18.8	6.1	5.7

Net Investment Income Including
Discontinued Operations	196.4	253.6	72.7	82.2
Net Investment Income Reported in
Discontinued Operations	(5.6)	(18.8)	—	(6.2)

Net Investment Income	$190.8	$234.8	$72.7	$76.0

The components of Net Realized Investment Gains (Losses) for the nine and three months ended September 30, 2008 and 2007 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Fixed Maturities:
Gains on Dispositions	$4.6	$2.6	$0.1	$1.4
Losses on Dispositions	(5.2)	(3.8)	(4.0)	(0.1)
Losses from Write-downs	(23.2)	(1.0)	(21.5)	(0.3)
Northrop Common Stock:
Gains on Dispositions	47.5	35.3	35.4	8.7
Other Equity Securities:
Gains on Dispositions	28.8	20.6	1.5	5.8
Losses on Dispositions	(10.4)	(1.0)	(4.8)	(0.5)
Losses from Write-downs	(75.7)	(7.0)	(50.6)	(6.7)
Real Estate:
Gains on Dispositions	1.5	1.9	—	—
Other Investments:
Gains on Dispositions	—	4.0	—	4.0
Losses on Dispositions	(0.1)	(0.2)	—	(0.1)
Trading Securities Net Gains (Losses)	(1.2)	0.6	(0.7)	0.3

Net Realized Investment Gains (Losses)	$(33.4)	$52.0	$(44.6)	$12.5

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9—Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the nine and three months ended September 30, 2008 and 2007 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Service Cost Benefits Earned	$9.4	$10.1	$3.2	$3.4
Interest Cost on Projected Benefit Obligation	15.5	15.0	5.1	5.0
Expected Return on Plan Assets	(18.9)	(18.5)	(6.3)	(6.2)
Net Amortization and Deferral	—	0.4	—	0.1

Total Pension Expense	$6.0	$7.0	$2.0	$2.3

Total Pension Expense presented above includes service cost benefits earned and reported in discontinued operations of $0.7 million for the nine months ended September 30, 2008, compared to $0.9 million and $0.3 million for the nine and three months ended September 30, 2007, respectively.

The components of Postretirement Benefits Other than Pensions (Income) Expense for the nine and three months ended September 30, 2008 and 2007 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Service Cost on Benefits Earned	$0.1	$0.1	$—	$—
Interest Cost on Projected Benefit Obligation	1.5	1.5	0.5	0.5
Net Amortization and Deferral	(1.6)	(1.8)	(0.5)	(0.6)

Total Postretirement Benefits
Other than Pensions (Income) Expense	$—	$(0.2)	$—	$(0.1)

Note 10—Long-term Equity Compensation Plans

The Company has four stock option plans, all of which have been approved by Unitrin’s shareholders. Stock options to purchase Unitrin’s common stock are granted at prices equal to the fair market value of Unitrin’s common stock on the date of grant to both employees and directors. Employee options generally vest over a period of three and one-half years and expire ten years from the date of grant. Beginning in 2003, options granted to employees were coupled with tandem stock appreciation rights (“SAR”), settled in Unitrin stock. Options granted to directors are exercisable one year from the date of grant and expire ten years from the date of grant. At September 30, 2008, options to purchase 5,278,701 shares of Unitrin’s common stock were outstanding and options to purchase 1,369,048 shares of Unitrin’s common stock were available for future grants under the Company’s four stock option plans.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10—Long-term Equity Compensation Plans (continued)

In addition, the Company has a restricted stock plan, which has been approved by Unitrin’s shareholders. Under this plan, restricted stock and restricted stock units may be granted to all eligible employees. Recipients of restricted stock are entitled to full dividend and voting rights and all awards are subject to forfeiture until certain restrictions have lapsed. As of September 30, 2008, 345,400 shares of restricted stock having a weighted-average grant-date fair value of $44.30 per share have been awarded, of which 40,838 shares were forfeited and 32,901 were tendered to satisfy tax withholding obligations. As of September 30, 2008, there were 728,339 common shares available for future grants.

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

The assumptions used in the Black-Scholes pricing model for options granted during the nine months ended September 30, 2008 and 2007 were as follows:

Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007
Range of Valuation Assumptions
Expected Volatility	22.36% - 24.52%	17.47% - 22.55%
Risk Free Interest Rate	2.18% - 3.39%	4.26% - 4.94%
Expected Dividend Yield	3.86% - 5.49%	3.51% - 4.18%

Weighted-Average Expected Life
Employee Grants	2.5 - 7.5 years	2 - 7 years
Director Grants	4 - 6.5 years	4 - 6 years

Option and SAR activity for the nine months ended September 30, 2008 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	5,275,958	$46.95
Granted	497,941	37.31
Exercised	(69,746)	32.76
Forfeited or Expired	(425,452)	48.38

Outstanding at September 30, 2008	5,278,701	$46.12	4.80	$—

Vested and Expected to Vest	5,224,954	$46.24	4.74	$—

Exercisable at September 30, 2008	4,607,118	$46.62	4.23	$—

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10—Long-term Equity Compensation Plans (continued)

The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2008 and 2007 were $4.81 per option and $6.42 per option, respectively. Total intrinsic value of stock options exercised was $0.4 million and $6.6 million for the nine months ended September 30, 2008 and 2007, respectively. Cash received from option exercises was $1.6 million and $3.3 million for the nine months ended September 30, 2008 and 2007, respectively. Total tax benefits realized for tax deductions from option exercises were $0.2 million and $2.3 million for the nine months ended September 30, 2008 and 2007, respectively.

The grant-date fair values of restricted stock awards are determined using the closing price of Unitrin common stock on the date of grant. The total fair value of restricted stock that vested during the nine months ended September 30, 2008 was $1.2 million and the tax benefits for tax deductions realized from the vesting of restricted stock was $0.4 million. The total fair value of restricted stock that vested during the nine months ended September 30, 2007 was $1.5 million and the tax benefits for tax deductions realized from the vesting of restricted stock was $0.5 million. Activity related to nonvested restricted stock for the nine months ended September 30, 2008 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	177,489	$46.44
Granted	93,900	37.14
Vested	(49,632)	44.76
Forfeited	(23,650)	44.67

Nonvested Balance at September 30, 2008	198,107	$42.66

For equity compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Share-based compensation expense for all of the Company’s long-term equity-based compensation plans was $6.4 million and $12.4 million for the nine months ended September 30, 2008 and 2007, respectively. Total unamortized compensation expense related to nonvested awards of such plans at September 30, 2008 was $6.8 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Note 11—Income Taxes

The current and deferred income tax assets at September 30, 2008 and December 31, 2007 were:

(Dollars in Millions)	Sept. 30, 2008	Dec. 31, 2007
Current Income Tax Assets	$1.6	$1.5
Deferred Income Tax Assets	79.6	15.7
Valuation Allowance for State Income Taxes	(4.4)	—

Current and Deferred Income Taxes	$76.8	$17.2

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11—Income Taxes (continued)

The components of Liabilities for Income Taxes at September 30, 2008 and December 31, 2007 were:

(Dollars in Millions)	Sept. 30, 2008	Dec. 31, 2007
Current Income Taxes	$28.0	$31.1
Deferred Income Taxes	—	211.3
Unrecognized Tax Benefits	17.9	20.1

Liabilities for Income Taxes	$45.9	$262.5

For the year ended December 31, 2008, all of Unitrin’s subsidiaries, except for Mutual Savings Life and Mutual Savings Fire, are eligible to be included in a consolidated Federal income tax return with Unitrin. For the years ended December 31, 2007, 2006 and 2005, all of Unitrin’s subsidiaries, except for Primesco and its subsidiaries, were eligible to be included in a consolidated Federal income tax return with Unitrin. The statute of limitations related to Unitrin and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2004. The statute of limitations related to Primesco and its subsidiaries is closed for all years up to and including 2004. The expiration of the statute of limitations related to the various state income tax returns that Unitrin and its subsidiaries file varies by state. Unitrin’s consolidated Federal income tax returns and Primesco’s consolidated Federal income tax returns are not currently under examination. The Illinois Department of Revenue is conducting an audit of the Company’s 2005 and 2006 Illinois tax returns. The California Franchise Tax Board is conducting an audit of Fireside Bank’s 2004, 2005 and 2006 California tax returns. The Company does not expect any material modifications to the returns as filed to result from the audits.

Income taxes paid were $67.3 million and $75.4 million for the nine months ended September 30, 2008 and 2007, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in Millions)	Liability for Unrecognized Tax Benefits
Balance at December 31, 2007	$20.1
Reductions for Tax Positions of Current Period	(0.5)
Additions for Tax Positions of Prior Years	27.5
Reduction for Expiration of 2004 Federal Statute of Limitations	(29.2)

Balance at September 30, 2008	$17.9

Included in the balance of unrecognized tax benefits at September 30, 2008 and December 31, 2007 are tax positions of $11.9 million and $12.7 million, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $5.6 million and $6.8 million at September 30, 2008 and December 31, 2007, respectively. Tax expense for the nine months ended September 30, 2008 includes an interest benefit of $1.2 million, which is comprised of an interest benefit of $2.5 million resulting from the expiration of the 2004 federal statute of limitations and $1.3 million of interest expense related to tax positions of prior years. Tax expense for the nine months ended September 30, 2007 includes interest expense of $1.6 million, which is comprised of an interest benefit of $1.9 million resulting from the expiration of the 2003 federal statute of limitations and $3.5 million of interest expense related to tax positions of prior years.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12—Net Income (Loss) Per Share

Net Income (Loss) Per Share and Net Income (Loss) Per Share Assuming Dilution for the nine and three months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended		Three Months Ended
(Dollars and Shares in Millions, Except Per Share Amounts)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Income (Loss) from Continuing Operations	$(12.0)	$183.7	$(43.7)	$57.6
Dilutive Effect on Income (Loss) from Continuing Operations from Investee’s Equivalent Shares	—	(0.1)	—	(0.1)

Income (Loss) from Continuing Operations Assuming Dilution	(12.0)	183.6	(43.7)	57.5
Income (Loss) from Discontinued Operations	(7.7)	15.2	4.4	6.7

Net Income (Loss) Assuming Dilution	$(19.7)	$198.8	$(39.3)	$64.2

Weighted-Average Common Shares Outstanding	62.9	65.9	62.4	65.0
Dilutive Effect of Unitrin Share-based Compensation Plans	—	0.4	—	0.3

Weighted-Average Common Shares and
Equivalent Shares Outstanding Assuming Dilution	62.9	66.3	62.4	65.3

Income (Loss) Per Share from Continuing Operations	$(0.19)	$2.79	$(0.70)	$0.89
Income (Loss) Per Share from Discontinued Operations	(0.12)	0.23	0.07	0.10

Net Income (Loss) Per Share	$(0.31)	$3.02	$(0.63)	$0.99

Income (Loss) Per Share from Continuing Operations
Assuming Dilution	$(0.19)	$2.77	$(0.70)	$0.88
Income (Loss) Per Share from Discontinued Operations
Assuming Dilution	(0.12)	0.23	0.07	0.10

Net Income (Loss) Per Share Assuming Dilution	$(0.31)	$3.00	$(0.63)	$0.98

At September 30, 2008, options outstanding to purchase 5.2 million shares of Unitrin common stock and 0.2 million shares of restricted stock outstanding were excluded from the computation of Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the nine months ended September 30, 2008 because the effect of inclusion would be anti-dilutive.

Options outstanding at September 30, 2007 to purchase 3.8 million shares of Unitrin common stock were excluded from the computation of Net Income (Loss) Per Share Assuming Dilution for the nine months ended September 30, 2007, because the exercise prices exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Comprehensive Income (Loss)

Other Comprehensive Income (Loss) for the nine and three months ended September 30, 2008 and 2007 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$(542.1)	$106.3	$(300.0)	$57.0
Reclassification Adjustment for Amounts Included in Net Income (Loss)	32.7	(45.7)	44.0	(8.3)

Unrealized Holding Gains (Losses)	(509.4)	60.6	(256.0)	48.7
Equity in Other Comprehensive Income of Investee	5.4	0.3	0.1	0.5
Foreign Currency Translation Adjustments	(0.9)	—	(0.9)	—
Amortization of Unrecognized Postretirement Benefit Costs	(1.6)	(1.4)	(0.5)	(0.4)

Other Comprehensive Income (Loss) Before Income Taxes	(506.5)	59.5	(257.3)	48.8

Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	190.8	(37.9)	105.5	(20.2)
Reclassification Adjustment for Amounts Included in Net Income (Loss)	(11.5)	16.0	(15.4)	2.9

Unrealized Holding Gains and Losses	179.3	(21.9)	90.1	(17.3)
Equity in Other Comprehensive Income of Investee	(1.9)	(0.1)	—	(0.1)
Foreign Currency Translation Adjustments	0.3	—	0.3	—
Amortization of Unrecognized Postretirement Benefit Costs	0.6	0.5	0.2	0.2

Income Tax Benefit (Expense)	178.3	(21.5)	90.6	(17.2)

Other Comprehensive Income (Loss)	$(328.2)	$38.0	$(166.7)	$31.6

Total Comprehensive Loss was $347.9 million and $206.0 million for the nine and three months ended September 30, 2008, respectively. Total Comprehensive Income was $236.9 million and $95.9 million for the nine and three months ended September 30, 2007, respectively.

The components of Accumulated Other Comprehensive Income at September 30, 2008 and December 31, 2007 were:

(Dollars in Millions)	Sept. 30, 2008	Dec. 31, 2007
Net Unrealized Gains on Investments, Net of Income Taxes	$9.0	$338.2
Net Unrealized Gains on Assets of Discontinued Operations, Net of Income Taxes	—	0.9
Equity in Accumulated Other Comprehensive Income (Loss) of Investee, Net of Income Taxes	1.4	(2.1)
Foreign Currency Translation Adjustments, Net of Income Taxes	(0.6)	—
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(13.2)	(12.2)

Total Accumulated Other Comprehensive Income (Loss)	$(3.4)	$324.8

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14—Business Segments

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

It is the Company’s management practice to allocate certain corporate expenses to its insurance operations. In accordance with SFAS No. 144, the Company is not permitted to allocate certain corporate expenses to discontinued operations. Accordingly, such amounts that the Company is not permitted to allocate to discontinued operations are reported in Other Expense, Net. The Company considers the management of certain investments, Northrop common and preferred stock, Baker Hughes, Inc. common stock and Intermec common stock, to be a corporate responsibility. Accordingly, the Company does not allocate income from these investments to its operating segments. The Company does not allocate Net Realized Investment Gains (Losses) to its operating segments.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14—Business Segments (continued)

Segment Revenues for the nine and three months ended September 30, 2008 and 2007 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Revenues:
Kemper:
Earned Premiums	$694.2	$693.9	$235.2	$232.8
Net Investment Income	22.2	35.4	8.8	12.1
Other Income	0.4	0.4	0.2	0.2

Total Kemper	716.8	729.7	244.2	245.1

Unitrin Specialty:
Earned Premiums	362.8	338.2	125.6	113.7
Net Investment Income	10.0	15.6	4.0	5.3
Other Income	0.1	0.1	—	—

Total Unitrin Specialty	372.9	353.9	129.6	119.0

Unitrin Direct:
Earned Premiums	219.6	186.1	73.7	71.3
Net Investment Income	5.4	6.8	2.3	2.6
Other Income	0.3	0.3	0.1	0.1

Total Unitrin Direct	225.3	193.2	76.1	74.0

Life and Health Insurance:
Earned Premiums	495.1	494.4	165.0	162.1
Net Investment Income	134.5	148.0	49.6	47.2
Other Income	0.9	0.7	0.2	0.2

Total Life and Health Insurance	630.5	643.1	214.8	209.5

Fireside Bank:
Interest, Loan Fees and Earned Discounts	181.7	187.7	59.0	64.3
Other Automobile Finance Revenues	3.9	6.7	1.1	2.2

Automobile Finance Revenues	185.6	194.4	60.1	66.5
Net Investment Income	3.5	3.4	0.7	1.4

Total Fireside Bank	189.1	197.8	60.8	67.9

Total Segment Revenues	2,134.6	2,117.7	725.5	715.5
Unallocated Dividend Income	10.1	19.9	3.3	5.5
Net Realized Investment Gains (Losses)	(33.4)	52.0	(44.6)	12.5
Other	6.0	6.9	4.7	1.9

Total Revenues	$2,117.3	$2,196.5	$688.9	$735.4

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14—Business Segments (continued)

Segment Operating Profit (Loss) for the nine and three months ended September 30, 2008 and 2007 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Segment Operating Profit (Loss):
Kemper	$(12.8)	$71.4	$(21.5)	$35.0
Unitrin Specialty	14.4	30.1	5.2	9.8
Unitrin Direct	(36.6)	(25.0)	(13.3)	(7.3)
Life and Health Insurance	59.4	125.9	2.8	39.2
Fireside Bank	(27.2)	7.4	(1.3)	(8.9)

Total Segment Operating Profit (Loss)	(2.8)	209.8	(28.1)	67.8
Unallocated Dividend Income	10.1	19.9	3.3	5.5
Net Realized Investment Gains (Losses)	(33.4)	52.0	(44.6)	12.5
Other Expense, Net	(18.2)	(21.1)	(3.4)	(6.4)

Income (Loss) from Continuing Operations Before Income
Taxes and Equity in Net Income of Investee	$(44.3)	$260.6	$(72.8)	$79.4

Segment Net Income (Loss) for the nine and three months ended September 30, 2008 and 2007 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Segment Net Income (Loss):
Kemper	$(1.9)	$52.8	$(11.9)	$24.9
Unitrin Specialty	12.3	22.4	4.4	7.3
Unitrin Direct	(22.2)	(15.0)	(8.1)	(4.2)
Life and Health Insurance	37.7	80.7	1.8	24.2
Fireside Bank	(20.5)	4.3	(5.3)	(5.2)

Total Segment Net Income (Loss)	5.4	145.2	(19.1)	47.0
Net Income (Loss) From:
Unallocated Dividend Income	8.8	17.6	2.9	4.9
Net Realized Investment Gains (Losses)	(21.7)	33.7	(29.0)	8.1
Other Income (Expense), Net	(8.8)	(13.5)	0.5	(3.3)

Income (Loss) from Continuing Operations Before
Equity in Net Income of Investee	(16.3)	183.0	(44.7)	56.7
Equity in Net Income of Investee	4.3	0.7	1.0	0.9

Income (Loss) from Continuing Operations	$(12.0)	$183.7	$(43.7)	$57.6

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14—Business Segments (continued)

Earned Premiums by product line for the nine and three months ended September 30, 2008 and 2007 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Life	$299.0	$293.6	$101.4	$96.3
Accident and Health	119.7	118.6	40.5	39.1
Property and Casualty:
Personal Lines:
Automobile	955.8	888.0	327.6	306.3
Homeowners	219.7	213.4	74.5	72.7
Other Personal	115.1	118.0	36.4	39.0

Total Personal Lines	1,290.6	1,219.4	438.5	418.0

Commercial Automobile	62.4	81.0	19.1	26.5

Total Earned Premiums	$1,771.7	$1,712.6	$599.5	$579.9

Note 15—Catastrophe Reinsurance

Catastrophes and storms are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and will continue to be, a material factor in the results of operations and financial position of the Company’s property and casualty insurance companies. Further, because the level of these insured losses occurring in any one year cannot be accurately predicted, these losses may contribute to material year-to-year fluctuations in the results of the operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25.0 million or more in direct losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions that follow utilize ISO’s definition of catastrophes.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15—Catastrophe Reinsurance (continued)

The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification and reinsurance. To limit its exposures to catastrophic events, the Company maintains various catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each catastrophe reinsurance program is provided in various layers as presented below:

	Catastrophe Losses and LAE		Percentage of Coverage
(Dollars in Millions)	In Excess of	Up to
Kemper Segment
Retained	$—	$40.0	0.0%
1st Layer of Coverage	40.0	70.0	62.0%
2nd Layer of Coverage	70.0	150.0	93.0%
3rd Layer of Coverage	150.0	250.0	92.0%

Unitrin Direct and Unitrin Specialty Segments
Retained	$—	$2.0	0.0%
1st Layer of Coverage	2.0	15.0	100.0%

Life and Health Segment - Property Insurance Operations
Retained	$—	$6.0	0.0%
1st Layer of Coverage	6.0	20.0	82.5%
2nd Layer of Coverage	20.0	50.0	100.0%
3rd Layer of Coverage	50.0	80.0	100.0%

In the event that the Company’s incurred catastrophe losses and LAE covered by any of its catastrophe reinsurance programs exceed the retention for that particular layer, each of the programs above requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such layer. The reinstatement premium is a percentage of the original premium based on the ratio of the losses exceeding the Company’s retention to the reinsurers’ coverage limit. The Kemper segment and the Life and Health Insurance segment also participate in a catastrophe reinsurance program providing coverage of 40% of the first $50 million combined of catastrophe losses of the Kemper segment in excess of $250 million and catastrophe losses of the Life and Health Insurance segment in excess of $80 million resulting from a single occurrence. Reinstatements are not permitted under this combined reinsurance program. The catastrophe reinsurance program for the Life and Health Insurance segment also includes reinsurance coverage from the Florida Hurricane Catastrophe Fund (“FHCF”) for hurricane losses in Florida at retentions lower than those described above.

Catastrophe reinsurance premiums for the Company’s catastrophe reinsurance programs and the FHCF reduced earned premiums for the nine and three months ended September 30, 2008 and 2007, by the following:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Kemper	$14.6	$14.6	$5.0	$5.1
Unitrin Specialty	0.4	0.2	0.1	—
Unitrin Direct	0.1	0.4	—	0.3
Life and Health Insurance	8.6	6.4	5.5	1.8

Total Catastrophe Reinsurance Premiums	$23.7	$21.6	$10.6	$7.2

The Life and Health Insurance segment presented above includes reinsurance reinstatement premiums of $4.1 million for both the nine and three months ended September 30, 2008 to reinstate coverage following Hurricanes Dolly, Gustav and Ike.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15—Catastrophe Reinsurance (continued)

Total catastrophe losses and LAE (including development), net of reinsurance recoveries, reported in continuing operations were $146.4 million and $83.1 million for the nine and three months ended September 30, 2008, respectively, compared to $27.8 million and $7.3 million for the same periods in 2007. In the third quarter of 2008, three major hurricanes that significantly impacted the Company (Dolly, Gustav and Ike) made landfall in the United States. A summary of the Company’s estimated losses and LAE, net of reinsurance recoveries of $40.2 million, from Hurricanes Dolly, Gustav and Ike reported in the Company’s Condensed Consolidated Statements of Operations for both the nine and three months ended September 30, 2008 by business segment were:

(Dollars in Millions)	Dolly	Gustav	Ike	Total
Kemper	$0.7	$12.1	$32.9	$45.7
Unitrin Specialty	—	0.5	1.1	1.6
Unitrin Direct	—	0.1	0.4	0.5
Life and Health Insurance	6.9	6.8	9.0	22.7

Total Loss and LAE, Net of Reinsurance	$7.6	$19.5	$43.4	$70.5

The estimated losses presented above by the Life and Health Insurance segment are net of reinsurance recoveries of $3.3 million, $3.3 million and $33.6 million related to Hurricanes Dolly, Gustav and Ike, respectively. In addition to the losses presented above, Insurance Expenses for both the nine and three months ended September 30, 2008 includes an expense of $3.9 million related to the Kemper segment’s estimate of its share of assessments from the Texas Windstorm Insurance Association (“TWIA”). The Company’s estimates for Hurricanes Dolly, Gustav and Ike include estimates for both direct losses and LAE and indirect losses from residual market assessments, such as TWIA. The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of actual reinsurance recoveries, may vary materially from the estimated amount reserved. The Company’s estimates of direct catastrophe losses are generally based on inspections by claims adjusters and historical loss development experience for areas that have not been inspected or for claims that have not yet been reported. The Company’s estimates of direct catastrophe losses are based on the coverages provided by its insurance policies. The Company’s homeowners and dwellings insurance policies do not provide coverage for losses caused by floods, but generally provide coverage for physical damage caused by wind or wind driven rain. Accordingly, the Company’s estimates of direct losses for homeowners and dwellings insurance do not include losses caused by flood. Depending on the policy, automobile insurance may provide coverage for losses caused by flood. Estimates of the number and severity of claims ultimately reported are influenced by many variables including, but not limited to, repair or reconstruction costs and determination of cause of loss, that are difficult to quantify and will influence the final amount of claim settlements. All these factors, coupled with the impact of the availability of labor and material on costs, require significant judgment in the reserve setting process. A change in any one or more of these factors is likely to result in an ultimate net claim cost different from the estimated reserve. The Company’s estimates of indirect losses from residual market assessments are based on a variety of factors including, but not limited to, actual or estimated assessments provided by or received from the assessing entity, insurance industry estimates of losses, and estimates of the Company’s market share in the assessable states. Actual assessments may differ materially from these estimated amounts.

Note 16—Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, which, among other matters, requires enhanced disclosures about assets and liabilities that are measured and reported at fair value on a recurring basis. The Company classifies its Investments in Fixed Maturities, Investments in Northrop Common Stock and Investments in Other Equity Securities as available for sale and reports these investments at fair value. The Company classifies certain investments in mutual funds included in Other Investments as trading securities and reports these investments at fair value. The Company has no material liabilities that are measured and reported at fair value.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Fair Value Measurements (continued)

SFAS No. 157 defines fair value and establishes a hierarchal framework which prioritizes and ranks the market price observability used in fair value measurements. Market price observability is affected by a number of factors, including the type of asset or liability and the characteristics specific to the asset or liability being measured. Assets and liabilities with readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Under SFAS No. 157, the inputs used to measure fair value must be classified into one of three levels as follows:

•	Level 1-Quoted prices in an active market for identical assets or liabilities;

•

Level 2-Observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

•	Level 3-Assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. In accordance with SFAS No. 157, the Company is not permitted to adjust quoted market prices in an active market, even if the Company owns a large investment, such as the Company’s investment in Northrop common stock, the sale of which could reasonably impact the quoted price.

The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at September 30, 2008 is summarized below:

		Fair Value Measurements
(Dollars in Millions)	Fair Value Sept. 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities:
Fixed Maturities	$3,955.4	$221.3	$3,493.0	$241.1
Northrop Common Stock	376.0	376.0	—	—
Other Equity Securities	490.2	289.5	128.6	72.1

Total Available for Sale Securities	4,821.6	886.8	3,621.6	313.2
Trading Securities:
Other Investments	4.5	4.5	—	—

Total	$4,826.1	$891.3	$3,621.6	$313.2

The Company’s investments in available for sale securities reported as Fixed Maturities and classified as Level 1 in the above table primarily consist of U.S. Treasury Bonds and Notes. The Company’s investments in available for sale securities reported as Other Equity Securities and classified as Level 1 in the above table primarily consist of investments in publicly-traded common stocks. The Company’s investments in available for sale securities reported as Fixed Maturities and classified as Level 2 in the above table primarily consist of investments in corporate bonds and redeemable preferred stocks, state and municipal bonds, and bonds and mortgage-backed securities of U.S. government agencies. The Company’s investments in available for sale securities reported as Other Equity Securities and classified as Level 2 in the above table primarily consist of investments in preferred stocks. The Company uses a leading, nationally recognized provider of market data and analytics to price the vast majority of the Company’s Level 2 measurements. The provider utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed maturity securities do not trade on a daily basis, the provider’s evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to prepare evaluations. In addition, the provider uses model processes to develop prepayment and

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Fair Value Measurements (continued)

interest rate scenarios. The pricing provider’s models and processes also take into account market convention. For each asset class, teams of its evaluators gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models. The Company generally validates the measurements obtained from its primary pricing provider by comparing them with measurements obtained from one additional pricing provider that provides either prices from recent market transactions or quotes in inactive markets or evaluations based on its own proprietary models. The Company investigates significant differences related to the values provided. On completion of its investigation, management exercises judgment to determine the price selected and whether adjustments, if any, to the price obtained from the Company’s primary pricing provider would warrant classification of the price as Level 3. In instances where a measurement cannot be obtained from either pricing provider, the Company generally will evaluate bid prices from one or more binding quotes obtained from market makers to value investments in inactive markets and classified by the Company as Level 2. The Company generally classifies securities when it receives non-binding quotes or indications as Level 3 securities unless the Company can validate the quote or indication against recent transactions in the market. For securities classified as Level 3, the Company either uses valuations provided by third party fund managers or the Company’s own internal valuations. These valuations typically employ valuation techniques including earning multiples based on comparable public securities, industry specific non-earnings based multiples, and discounted cash flow models. Valuations classified as Level 3 by the Company generally consist of investments in various private placement securities of non-rated entities. In rare cases, if the private placement security has only been outstanding for a short amount of time, the Company, after considering the initial assumptions used in acquiring an investment, will rely on the original purchase price as representative of the fair value.

Additional information pertaining to the Company’s investments in Fixed Maturities and Other Equity Securities classified as Level 3 at September 30, 2008 is presented below:

(Dollars in Millions)	Fair Value Sept. 30, 2008
Fixed Maturities:
Corporate Bonds and Notes Due at a Single Maturity Date	$168.3
Redeemable Preferred Stocks	72.8

Total Fixed Maturities Classified as Level 3	241.1

Other Equity Securities:
Common Stocks	11.4
Preferred Stocks	17.0
Other Equity Interests	43.7

Total Other Equity Securities Classified as Level 3	72.1

Total Investments Classified as Level 3	$313.2

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Fair Value Measurements (continued)

Additional information pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine and three months ended September 30, 2008 is presented below:

	Available for Sale Securities
(Dollars in Millions)	Nine Months Ended Sept. 30, 2008	Three Months Ended Sept. 30, 2008
Balance at Beginning of Period	$218.9	$272.5
Total Gains (Losses):
Included in Statement of Operations	(12.3)	(12.2)
Included in Other Comprehensive Income (Loss)	(8.9)	(5.7)
Purchases, Sales and Settlements, Net	113.6	67.8
Transfers in and/or out of Level 3	1.9	(9.2)

Balance at September 30, 2008	$313.2	$313.2

Gains Included in Statement of Operations and Gains Included in Other Comprehensive Income for the nine months ended September 30, 2008 for investments classified as Level 3 include a realized gain of $2.2 million and an unrealized gain of $0.5 million, respectively, related to the partial disposition of and the recovery of the fair value of an investment in the fixed maturity obligation of a single issuer that the Company had previously written down due to an other than temporary decline in fair value. The fair value of the investment recovered due to the capital restructuring of, including a capital infusion into, the issuer. Losses Included in Statement of Operations for the nine and three months ended September 30, 2008 include a realized loss of $13.8 million to write down a subordinated fixed maturity obligation subsequent to the capital restructuring of the same issuer. Losses Included in Statement of Operations for the nine months ended September 30, 2008 include realized losses of $2.5 million and $0.6 million to write down the Company’s investment in the common stock of one issuer and the equity preferred stock of another issuer, respectively, due to other than temporary declines in the fair value of the investments. Other Comprehensive Income (Loss) for investments classified as Level 3 include an unrealized loss of $4.8 million for the nine months ended September 30, 2008, and an unrealized gain of $2.7 million for the three months ended September 30, 2008 related to a decline and partial recovery in the fair value of two redeemable, auction rate preferred stocks from a single issuer. The Company’s unrealized loss on these preferred stocks was $4.8 million at September 30, 2008. The Company attributes the unrealized loss related to these preferred stocks to liquidity issues in the market for auction rate preferred stocks, rather than credit issues related to the issuer of the securities. Accordingly, the Company expects to fully recover its investment on or before the date that the securities mature.

Note 17—Related Parties

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

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based on the fair market value of the assets under management. At September 30, 2008, Trinity and the Company’s pension plans had $192.7 million and $84.2 million, respectively, in investments managed by FS&C. During October 2008, FS&C sold all of the investments it managed for Trinity. Accordingly, Trinity had no investments managed by FS&C at October 31, 2008. For the nine and three months ended September 30, 2008, Trinity and the Company’s pension plans paid $0.6 million and $0.2 million, respectively, in the aggregate to FS&C, compared to $0.6 million and $0.2 million in the same periods in 2007.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17—Related Parties (continued)

With respect to the Company’s defined contribution plans, one of the investment choices afforded to participants is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. As of September 30, 2008, participants in the Company’s defined contribution plans had allocated $19.1 million for investment in the Dreyfus Appreciation Fund, representing 8.2% of the total amount invested by participants in the Company’s defined contribution plans.

The Company believes that the transactions described above have been entered into on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

On October 3, 2008, Eric J. Draut, Unitrin’s Chief Financial Officer and a member of Unitrin’s Board of Directors, was elected a director of Intermec.

As described in Note 18, “Relationships with Mutual Insurance Companies,” to the Condensed Consolidated Financial Statements, the Company also has certain relationships with mutual insurance companies. Such companies are owned by the policyholders of such companies.

Note 18—Relationships with Mutual Insurance Companies

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

Note 19—Legal Proceedings

In the ordinary course of their businesses, Unitrin and its subsidiaries are involved in a number of legal proceedings, including lawsuits and regulatory examinations and inquiries. Some of these proceedings include matters particular to Unitrin or one or more of its subsidiaries, while others pertain to business practices in the industries in which Unitrin or its subsidiaries operate. Some lawsuits seek class action status that, if granted, could expose Unitrin or its subsidiaries to potentially significant liability by virtue of the size of the putative classes. These matters can raise complicated issues and may be subject to many uncertainties, including but not limited to: (i) the underlying facts of the matter; (ii) unsettled questions of law; (iii) issues unique to the jurisdiction where the matter is pending; (iv) damage claims, including claims for punitive damages, that are disproportionate to the actual economic loss incurred; and (v) the legal, regulatory and political environment faced by large corporations generally and the insurance and banking sectors specifically. Accordingly, the outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular points in time are in most cases difficult or impossible to determine with any degree of certainty.

Certain Unitrin subsidiaries and Capitol are defendants in a number of individual lawsuits, mass actions and statewide putative class actions in Texas arising out of Hurricane Rita. In these matters, the plaintiffs seek compensatory and punitive damages, and equitable relief. Unitrin believes that such subsidiaries and Capitol have meritorious defenses to these proceedings and are defending them vigorously.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19—Legal Proceedings (continued)

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

Note 20—Subsequent Event - Change in Equity Investments

During October 2008, the Company sold 65% of its holdings of Northrop common stock and the vast majority of its investments in common stocks that were reported in Other Equity Securities at September 30, 2008. Investment activity related to the Company’s investments in Northrop common stock and Other Equity Securities for the one month ended October 31, 2008 is summarized below:

	Fair Value Sept. 30, 2008	One Month Ended October 31, 2008		Fair Value Oct. 31, 2008
(Dollars in Millions)		Holding Gain (Loss)	Acquisitions (Dispositions), Net
Northrop Common Stock	$376.0	$(96.0)	$(177.5)	$102.5

Other Equity Securities:
Preferred Stock	$137.2	$1.0	$(2.2)	$136.0
Common Stock	309.3	(71.3)	(219.7)	18.3
Other Equity Interests	43.7	(1.4)	1.4	43.7

Total Other Equity Securities	$490.2	$(71.7)	$(220.5)	$198.0

On September 30, 2008, the Company held 6,210,781 shares of Northrop common stock with a fair value of $376.0 million. The Company’s unrealized gain on such shares was $100.0 million at September 30, 2008. During October 2008, the Company sold 4,024,900 shares of its remaining shares of Northrop common stock at a pre-tax loss of $4.2 million. Unitrin and Trinity continued to hold 1,290,207 shares and 895,674 shares of Northrop common stock with fair values of $60.5 million and $42.0 million at October 31, 2008, respectively. The Company’s unrealized gain on such shares was $8.2 million at October 31, 2008.

During October 2008, the Company sold various preferred and common stocks classified as Other Equity Securities at a pre-tax gain of $1.7 million.

Other Equity Interests includes an investment valued at $20.8 million at September 30, 2008 in a limited partnership that specializes in arbitrage and absolute return investment strategies in the global equity and corporate debt securities markets and indirectly invests in funds that purchase and sell equities, futures, swaps, forward currency contracts, exchange traded and over-the-counter options, warrants, and both convertible and non-convertible corporate bonds. On October 23, 2008, the Company submitted a full redemption notice to the general partner. The Company anticipates the redemption, subject to certain limitations that such general partner may impose on such redemptions, will occur in the first quarter of 2009.

Once a reporting lag is established for an investment under the equity method of accounting, the Company must consistently apply such lag in the reporting for that investment. From time to time, an entity’s financial information for an additional period becomes available prior to the issuance of the Company’s financial statements. In those instances, the Company is not permitted, under applicable accounting standards, to include the additional period in its current financial statements, but rather must include the additional period in the Company’s financial statements in the following quarter. Preliminary financial information for an additional three-month period became available prior to the issuance of the Company’s financial statements for three of its investments in limited liability investment companies accounted for on a three-month lag. Based on the preliminary financial information, the Company anticipates that it will report a Net Investment Loss of $8.7 before tax million on these three investments in the fourth quarter of 2008, compared to Net Investment Income of $5.5 million before tax for the same period in 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Results

Net Loss was $19.7 million ($0.31 per common share) for the nine months ended September 30, 2008, compared to Net Income of $198.9 million ($3.02 per common share) for the same period in 2007. The Company reported a Net Loss of $39.3 million ($0.63 per common share) for the three months ended September 30, 2008, compared to Net Income of $64.3 million ($0.99 per common share) for the same period in 2007. Loss from Continuing Operations was $12.0 million ($0.19 per common share) and $43.7 million ($0.70 per common share) for the nine and three months ended September 30, 2008, respectively, compared to Income from Continuing Operations of $183.7 million ($2.79 per common share) and $57.6 million ($0.89 per common share) for the same periods in 2007. As discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), results from continuing operations decreased for the nine and three months ended September 30, 2008, due primarily to lower operating results in the aggregate, including higher catastrophe losses, lower Net Investment Income and higher losses arising from other than temporary declines in fair value of investments and realized investment losses from sales of stocks of financial institutions. Catastrophe losses from continuing operations were $146.4 million and $83.1 million before tax for the nine and three months ended September 30, 2008, respectively, compared to $27.8 million and $7.3 million for the same periods in 2007. The Company reported a Loss from Discontinued Operations of $7.7 million and Income from Discontinued Operations of $4.4 million for the nine and three months ended September 30, 2008, respectively, compared to Income from Discontinued Operations of $15.2 million and $6.7 million for the same periods in 2007. Catastrophe losses from discontinued operations were $7.8 million before tax for the nine months ended September 30, 2008, compared to $4.0 million for the same period in 2007.

Total Revenues were $2,117.3 million and $2,196.5 million for the nine months ended September 30, 2008 and 2007, respectively, a decrease of $79.2 million. Total Revenues decreased due primarily to net realized investment losses and lower Net Investment Income, partially offset by an increase in Earned Premiums. Total Revenues were $688.9 million and $735.4 million for the three months ended September 30, 2008 and 2007, respectively, a decrease of $46.5 million. Total Revenues decreased due primarily to net realized investment losses, partially offset by an increase in Earned Premiums.

Earned Premiums were $1,771.7 million and $1,712.6 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of $59.1 million. Earned premiums increased due primarily to increases in the Unitrin Direct and Unitrin Specialty segments. Earned Premiums were $599.5 million and $579.9 million for the three months ended September 30, 2008 and 2007, respectively, an increase of $19.6 million. Earned premiums increased in all four insurance segments.

Automobile Finance Revenues decreased by $8.8 million and $6.4 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007, due primarily to lower yields on loans outstanding and lower average levels of loans outstanding.

Net Investment Income decreased by $44.0 million and $3.3 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007, due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships, which the Company accounts for under the equity method of accounting and lower short-term investment income, partially offset by higher investment income related to the acquisitions of businesses. The Company reported net investment losses of $29.8 million and $0.9 million from its investments in limited liability investment companies and limited partnerships for the nine and three months ended September 30, 2008, respectively, compared to net investment income of $18.8 million and $6.4 million for the same periods in 2007. Each of the Company’s insurance segments reported lower net investment income as a result of these investments.

Net Realized Investment Gains (Losses) were losses of $33.4 million and $44.6 million for the nine and three months ended September 30, 2008, respectively, compared to gains of $52.0 million and $12.5 million for the same periods in 2007. Realized investment gains from the sales of a portion of the Company’s investment in Northrop common stock were $47.5 million and $35.4 million for the nine and three months ended September 30, 2008, respectively, compared to $35.3 million and $8.7 million for the same periods in 2007. Net Realized Investment Gains (Losses) includes pretax losses of $98.9 million and $72.1 million for the nine and three months ended September 30, 2008, respectively, resulting from other than temporary declines in the fair values of investments, compared to pretax losses of $8.0 million and $7.0 million for the same periods in 2007. The Company cannot anticipate when or if similar net investment gains and losses may occur in the future.

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

The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of postretirement benefit obligations. The Company’s critical accounting policies with respect to the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of postretirement benefit obligations are described in the MD&A presented in the 2007 Annual Report. Except for additional disclosures required by SFAS No. 157 and presented in Note 16, “Fair Value Measurements,” to the Condensed Consolidated Financial Statements, there has been no material change, subsequent to December 31, 2007, to information previously disclosed with respect to the Company’s critical accounting policies.

Catastrophes

Catastrophes and storms are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and will continue to be, a material factor in the results of operations and financial position of the Company’s property and casualty insurance companies. Further, because the level of these insured losses occurring in any one year cannot be accurately predicted, these losses may contribute to material year-to-year fluctuations in the results of the operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by ISO to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25.0 million or more in direct losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions that follow utilize ISO’s definition of catastrophes.

The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification and reinsurance. To limit its exposures to catastrophic events, the Company maintains various catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each catastrophe reinsurance program is provided in various layers (See Note 15, “Catastrophe Reinsurance,” to the Condensed Consolidated Financial Statements for further discussion of these programs).

Catastrophe reinsurance premiums for the Company’s catastrophe reinsurance programs and the FHCF reduced earned premiums for the nine and three months ended September 30, 2008 and 2007, by the following:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Kemper	$14.6	$14.6	$5.0	$5.1
Unitrin Specialty	0.4	0.2	0.1	—
Unitrin Direct	0.1	0.4	—	0.3
Life and Health Insurance	8.6	6.4	5.5	1.8

Total Catastrophe Reinsurance Premiums	$23.7	$21.6	$10.6	$7.2

Catastrophes (continued)

Catastrophe reinsurance premiums increased due primarily to reinstatement premium related to the Life and Health Insurance segment’s catastrophe reinsurance programs. The Life and Health Insurance segment reported reinsurance reinstatement premiums of $4.1 million for both the nine and three months ended September 30, 2008 to reinstate coverage following Hurricanes Dolly, Gustav and Ike.

Total catastrophe losses and LAE (including development), net of reinsurance recoveries, reported in continuing operations were $146.4 million and $83.1 million for the nine and three months ended September 30, 2008, respectively, compared to $27.8 million and $7.3 million for the same periods in 2007. The Company recognized catastrophe losses, totaling $70.5 million, net of reinsurance recoveries, from three major hurricanes (Dolly, Gustav and Ike) in the third quarter of 2008. While there were no major hurricane catastrophe losses and LAE for the same period in 2007, the Company recognized adverse development of $3.4 million and $3.5 million for the nine and three months ended September 30, 2007 related to Hurricanes Katrina and Rita. Catastrophe losses for the nine months ended September 30, 2008 also increased due to higher frequency and severity of wind and hail storms in the first half of 2008, compared to the same period in 2007. The Company’s estimated losses and LAE, net of reinsurance recoveries of $40.2 million, from Hurricanes Dolly, Gustav and Ike reported in the Company’s Condensed Consolidated Statements of Operations for both the nine and three months ended September 30, 2008 by business segment were:

(Dollars in Millions)	Dolly	Gustav	Ike	Total
Kemper	$0.7	$12.1	$32.9	$45.7
Unitrin Specialty	—	0.5	1.1	1.6
Unitrin Direct	—	0.1	0.4	0.5
Life and Health Insurance	6.9	6.8	9.0	22.7

Total Loss and LAE, Net of Reinsurance	$7.6	$19.5	$43.4	$70.5

The estimated losses presented above by the Life and Health Insurance segment are net of reinsurance recoveries of $3.3 million, $3.3 million and $33.6 million related to Hurricanes Dolly, Gustav and Ike, respectively. In addition to the losses presented above, Insurance Expenses for both the nine and three months ended September 30, 2008 includes an expense of $3.9 million related to the Kemper segment’s estimate of its share of assessments from TWIA. The Company’s estimates for Hurricanes Dolly, Gustav and Ike include estimates for both direct losses and LAE and indirect losses from residual market assessments, such as TWIA.

The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of actual reinsurance recoveries, may vary materially from the estimated amount reserved. The Company’s estimates of direct catastrophe losses are generally based on inspections by claims adjusters and historical loss development experience for areas that have not been inspected or for claims that have not yet been reported and are based on the coverages provided by its insurance policies. The Company’s homeowners and dwellings insurance policies do not provide coverage for losses caused by floods, but generally provide coverage for physical damage caused by wind or wind driven rain. Accordingly, the Company’s estimates of direct losses for homeowners and dwellings insurance do not include losses caused by flood. Depending on the policy, automobile insurance may provide coverage for losses caused by flood. Estimates of the number of and severity of claims ultimately reported are influenced by many variables including, but not limited to, repair or reconstruction costs and determination of cause of loss that are difficult to quantify and will influence the final amount of claim settlements. All these factors, coupled with the impact of the availability of labor and material on costs, require significant judgment in the reserve setting process. A change in any one or more of these factors is likely to result in an ultimate net claim cost different from the estimated reserve. The Company’s estimates of indirect losses from residual market assessments are based on a variety of factors including, but not limited to, actual or estimated assessments provided by or received from the assessing entity, insurance industry estimates of losses, and estimates of the Company’s market share in the assessable states. Actual assessments may differ materially from these estimated amounts.

Kemper

Selected financial information for the Kemper segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Earned Premiums:
Automobile	$440.7	$446.2	$149.1	$149.3
Homeowners	215.0	212.0	72.9	71.3
Other Personal	38.5	35.7	13.2	12.2

Total Earned Premiums	694.2	693.9	235.2	232.8
Net Investment Income	22.2	35.4	8.8	12.1
Other Income	0.4	0.4	0.2	0.2

Total Revenues	716.8	729.7	244.2	245.1

Incurred Losses and LAE	529.8	460.3	195.4	143.3
Insurance Expenses	199.8	198.0	70.3	66.8

Operating Profit (Loss)	(12.8)	71.4	(21.5)	35.0
Income Tax Benefit (Expense)	10.9	(18.6)	9.6	(10.1)

Net Income (Loss)	$(1.9)	$52.8	$(11.9)	$24.9

RATIOS BASED ON EARNED PREMIUMS

	Nine Months Ended		Three Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Incurred Loss and LAE Ratio (excluding Catastrophes)	61.7%	63.6%	61.9%	60.5%
Incurred Catastrophe Loss and LAE Ratio	14.6%	2.7%	21.2%	1.1%

Total Incurred Loss and LAE Ratio	76.3%	66.3%	83.1%	61.6%
Incurred Expense Ratio	28.8%	28.5%	29.9%	28.7%

Combined Ratio	105.1%	94.8%	113.0%	90.3%

INSURANCE RESERVES

(Dollars in Millions)	Sept. 30, 2008	Dec. 31, 2007
Insurance Reserves:
Personal Automobile	$342.6	$378.8
Homeowners	127.1	91.1
Other Personal	35.4	32.5

Insurance Reserves	$505.1	$502.4

Insurance Reserves:
Loss Reserves:
Case	$290.1	$274.1
Incurred but Not Reported	134.3	145.3

Total Loss Reserves	424.4	419.4
LAE Reserves	80.7	83.0

Insurance Reserves	$505.1	$502.4

Kemper (continued)

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Favorable Loss and LAE Reserve
Development, Net (excluding Catastrophes)	$43.7	$36.3	$10.0	$11.1
Favorable Catastrophe Loss and LAE
Reserve Development, Net	5.3	9.3	0.4	2.9

Total Favorable Loss and LAE Reserve Development, Net	$49.0	$45.6	$10.4	$14.0

Loss and LAE Reserve Development as a Percentage of
Insurance Reserves at Beginning of Year	9.8%	8.5%	2.1%	2.6%

Earned Premiums in the Kemper segment increased by $0.3 million and $2.4 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007, due primarily to higher earned premiums on homeowners insurance and other personal lines, partially offset by lower earned premiums on automobile insurance. Earned premiums on homeowners insurance increased by $3.0 million for the nine months ended September 30, 2008, compared to the same period in 2007, due primarily to higher average premium rates. Earned premiums on homeowners insurance increased by $1.6 million for the three months ended September 30, 2008, compared to the same period in 2007, due to higher average premium rates and higher volume. Other personal insurance earned premiums increased by $2.8 million and $1.0 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007, due primarily to higher volume. Earned premiums on automobile insurance decreased by $5.5 million for the nine months ended September 30, 2008, compared to the same period in 2007, due primarily to lower volume. Earned premiums on automobile insurance decreased by $0.2 million for the three months ended September 30, 2008, compared to the same period in 2007, due primarily to lower average premium rates, partially offset by higher volume.

Net Investment Income decreased by $13.2 million and $3.3 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007, due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting. The Kemper segment reported net investment losses of $5.9 million and $0.1 million from these investments for the nine and three months ended September 30, 2008, respectively, compared to net investment income of $4.8 million and $1.9 million, respectively, for the same periods in 2007.

Kemper reported an Operating Loss of $12.8 million for the nine months ended September 30, 2008, compared to Operating Profit of $71.4 million for the same period in 2007. Operating results for the nine months ended September 30, 2008 decreased due primarily to higher incurred losses and LAE and to a lesser extent the lower Net Investment Income. Kemper reported an Operating Loss of $21.5 million for the three months ended September 30, 2008, compared to an Operating Profit of $35.0 million for the same period in 2007. Operating results for the three months ended September 30, 2008 decreased due primarily to higher incurred losses and LAE.

Incurred Losses and LAE increased for the nine months ended September 30, 2008, compared to the same period in 2007, due primarily to higher catastrophe losses and LAE, partially offset by lower non-catastrophe losses and LAE and higher favorable loss and LAE reserve development (which recognizes changes in estimates of prior year loss and LAE reserves in the current period). Incurred Losses and LAE increased for the three months ended September 30, 2008, compared to the same period in 2007, due primarily to higher catastrophe losses and LAE. Catastrophe losses and LAE (including development) were $101.2 million and $49.9 million for the nine and three months ended September 30, 2008, respectively, compared to $18.6 million and $2.6 million, respectively, for the same periods in 2007. The Kemper segment recognized catastrophe losses, totaling $45.7 million, from Hurricanes Dolly, Gustav and Ike in the third quarter of 2008. See the above discussion under “Catastrophes” for additional information on Hurricanes Dolly, Gustav and Ike and the Company’s catastrophe reinsurance programs. There were no major hurricane catastrophe losses and LAE for the same period in 2007. Catastrophe losses for the nine months ended September 30, 2008 also increased due to higher frequency and severity of wind and hail storms in the first half of 2008, compared to the same period in 2007. Loss and LAE reserve development had favorable effects of $49.0 million (including favorable development of $5.3 million for catastrophes) and $10.4 million (including favorable development of $0.4 million for catastrophes) for the nine and three months ended September 30, 2008, respectively, compared to favorable effects of $45.6 million (including favorable development of $9.3 million for catastrophes) and $14.0 million (including favorable development of $2.9 million for catastrophes), respectively, for the same periods in 2007.

Kemper (continued)

Automobile insurance incurred losses and LAE decreased by $22.7 million and $4.4 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007, due primarily to the impact of higher favorable loss and LAE reserve development and lower non-catastrophe losses and LAE, partially offset by higher catastrophe losses and LAE. Loss and LAE reserve development on automobile insurance had favorable effects of $37.9 million and $8.6 million for the nine and three months ended September 30, 2008, respectively, compared to favorable effects of $23.5 million and $7.3 million, respectively, for the same periods in 2007. Non-catastrophe losses on automobile insurance decreased for the nine and three months ended September 30, 2008, compared to the same periods in 2007, due primarily to lower severity. Catastrophe losses and LAE (including development) on automobile insurance were $8.9 million and $0.7 million for the nine and three months ended September 30, 2008, respectively, compared to $2.5 million and $0.3 million, respectively, for the same periods in 2007.

Homeowners insurance incurred losses and LAE increased by $81.7 million for the nine months ended September 30, 2008, compared to the same period in 2007, due primarily to higher catastrophe losses and LAE and, to a lesser extent, the impact of lower favorable loss and LAE reserve development. Catastrophe losses and LAE (excluding development) on homeowners insurance were $93.0 million for the nine months ended September 30, 2008, compared to $24.0 million for the same period in 2007. Catastrophe losses and LAE increased for the nine months ended September 30, 2008 due primarily to the aforementioned hurricanes and increased frequency and severity of wind and hail storms. Loss and LAE reserve development on homeowners insurance had a favorable effect of $10.8 million (including favorable development of $4.7 million for catastrophes) for the nine months ended September 30, 2008, compared to a favorable effect of $19.1 million (including favorable development of $8.5 million for catastrophes) in 2007.

Homeowners insurance incurred losses and LAE increased by $50.0 million for the three months ended September 30, 2008, compared to the same period in 2007, due primarily to higher catastrophe losses and LAE and, to a lesser extent, higher non-catastrophe losses and LAE and lower favorable loss and LAE reserve development. Catastrophe losses and LAE (excluding development) on homeowners insurance were $46.8 million for the three months ended September 30, 2008, compared to $4.7 million for the same period in 2007. Catastrophe losses and LAE increased for the third quarter of 2008 due primarily to the aforementioned hurricanes. Loss and LAE reserve development on homeowners insurance had a favorable effect of $1.1 million (including favorable development of $0.3 million for catastrophes) for the three months ended September 30, 2008, compared to a favorable effect of $4.2 million (including favorable development of $2.7 million for catastrophes) in 2007.

Other insurance incurred losses and LAE increased by $10.5 million and $6.5 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007, due primarily to higher catastrophe losses and LAE and to a lesser extent lower favorable loss and LAE reserve development. Catastrophe losses and LAE (including development) on other insurance were $4.0 million and $2.7 million for the nine and three months ended September 30, 2008, respectively, compared to $0.6 million and $0.3 million, respectively, for the same periods in 2007. Favorable loss and LAE reserve development on other insurance decreased by $2.7 million and $1.8 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007.

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

Insurance Expenses increased by $1.8 million and $3.5 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007, due primarily to assessments from TWIA related to Hurricanes Dolly and Ike, partially offset by lower other underwriting expenses.

The Kemper segment reported a Net Loss of $1.9 million and $11.9 million for the nine and three months ended September 30, 2008, respectively, compared Net Income of $52.8 million $24.9 million for the same periods in 2007. The Kemper segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $18.9 million and $6.0 million for the nine and three months ended September 30, 2008, respectively, compared to $18.6 million and $6.2 million for the same periods in 2007.

Unitrin Specialty

Selected financial information for the Unitrin Specialty segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Earned Premiums:
Personal Automobile	$300.4	$257.2	$106.5	$87.2
Commercial Automobile	62.4	81.0	19.1	26.5

Total Earned Premiums	362.8	338.2	125.6	113.7
Net Investment Income	10.0	15.6	4.0	5.3
Other Income	0.1	0.1	—	—

Total Revenues	372.9	353.9	129.6	119.0

Incurred Losses and LAE	287.8	254.6	100.1	85.2
Insurance Expenses	70.7	69.2	24.3	24.0

Operating Profit	14.4	30.1	5.2	9.8
Income Tax Expense	(2.1)	(7.7)	(0.8)	(2.5)

Net Income	$12.3	$22.4	$4.4	$7.3

RATIOS BASED ON EARNED PREMIUMS

	Nine Months Ended		Three Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Incurred Loss and LAE Ratio (excluding Catastrophes)	78.5%	75.2%	78.3%	74.9%
Incurred Catastrophe Loss and LAE Ratio	0.8%	0.1%	1.4%	0.0%

Total Incurred Loss and LAE Ratio	79.3%	75.3%	79.7%	74.9%
Incurred Expense Ratio	19.5%	20.5%	19.3%	21.1%

Combined Ratio	98.8%	95.8%	99.0%	96.0%

INSURANCE RESERVES

(Dollars in Millions)	Sept. 30, 2008	Dec. 31, 2007
Insurance Reserves:
Personal Automobile	$163.7	$146.9
Commercial Automobile	113.6	116.8
Other	10.7	14.9

Insurance Reserves	$288.0	$278.6

Insurance Reserves:
Loss Reserves:
Case	$175.1	$160.0
Incurred but Not Reported	75.1	77.5

Total Loss Reserves	250.2	237.5
LAE Reserves	37.8	41.1

Insurance Reserves	$288.0	$278.6

Unitrin Specialty (continued)

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Total Favorable (Adverse) Loss and LAE Reserve Development, Net	$3.5	$11.5	$(0.1)	$5.5

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	1.3%	3.9%	0.0%	1.9%

Earned Premiums in the Unitrin Specialty segment increased by $24.6 million and $11.9 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007, due to higher earned premiums on personal automobile insurance, partially offset by lower earned premiums on commercial automobile insurance. Personal automobile insurance earned premiums increased by $43.2 million and $19.3 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007, due primarily to higher volume, partially offset by lower average earned premium rates. Personal automobile insurance volume increased due primarily to lower overall premium rates in the state of California. Commercial automobile insurance earned premiums decreased by $18.6 million and $7.4 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007, due primarily to lower volume resulting from increased competition. Unitrin Specialty is implementing several initiatives targeted to increase commercial automobile premium volume, including introducing a new commercial product for light commercial vehicles, lowering down payment requirements for certain commercial risks, and the introduction of improved internet-enabled commercial lines rating technology.

Net Investment Income decreased by $5.6 million and $1.3 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007, due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting. The Unitrin Specialty segment reported net investment losses of $2.6 million from these investments for the nine months ended September 30, 2008, compared to net investment income of $2.1 million for the same period in 2007. For the three months ended September 30, 2008, net investment losses from these investments were not significant, compared to net investment income of $0.8 million for the same period in 2007.

Operating Profit in the Unitrin Specialty segment decreased by $15.7 million and $4.6 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007, due primarily to higher incurred losses and LAE as a percentage of earned premiums in both personal automobile insurance and commercial automobile insurance and the lower Net Investment Income. Unitrin Specialty’s incurred losses related to Hurricanes Dolly, Gustav and Ike were $1.6 million. See the above discussion under “Catastrophes” for additional information on Hurricanes Dolly, Gustav and Ike and the Company’s catastrophe reinsurance programs.

Personal automobile insurance incurred losses and LAE as a percentage of earned premiums increased due primarily to the significant growth in new personal automobile insurance volume in California and lower favorable loss and LAE reserve development (which recognizes changes in estimates of prior year loss and LAE reserves in the current period) for the nine and three months ended September 30, 2008, compared to the same periods in 2007. Historically, incurred losses and LAE as a percentage of earned premiums for personal automobile insurance have been higher for new business than they have been for renewal business. As the newer California book of business matures, Unitrin Specialty anticipates that incurred losses and LAE as a percentage of earned premiums will decrease. Personal automobile insurance loss and LAE reserve development had a favorable effect of $0.9 million and $0.3 million for the nine and three months of 2008, respectively, compared to a favorable effect of $3.1 million and $2.6 million, respectively, for the same periods in 2007. For the nine and three months ended September 30, 2008, commercial automobile insurance incurred losses and LAE as a percentage of earned premiums increased due primarily to lower favorable loss and LAE reserve development. Commercial automobile insurance loss and LAE reserve development had a favorable effect of $0.1 million for the nine months ended September 30, 2008, compared to a favorable effect of $7.4 million, for the same period in 2007. For the three months ended September 30, 2008, commercial automobile loss and LAE reserve development had an adverse effect of $0.5 million,

Unitrin Specialty (continued)

compared to a favorable effect of $2.9 million for the same period in 2007. Loss and LAE reserve development on certain reinsurance pools in run-off, included in other insurance, had a favorable effect of $2.5 million for the nine months ended September 30, 2008, compared to a favorable effect of $1.0 million for the same period in 2007. Loss and LAE reserve development on certain reinsurance pools in run-off was not material for the three months ended September 30, 2008 and 2007. See MD&A, “Critical Accounting Estimates,” of the 2007 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Net Income in the Unitrin Specialty segment decreased by $10.1 million and $2.9 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007, due primarily to the lower Operating Profit. The Unitrin Specialty segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $8.5 million and $2.8 million for the nine and three months ended September 30, 2008, respectively, compared to $8.2 million and $2.7 million for the same periods in 2007.

Unitrin Direct

Selected financial information for the Unitrin Direct segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Earned Premiums:
Automobile	$214.7	$184.6	$72.0	$69.8
Homeowners	4.7	1.4	1.6	1.4
Other	0.2	0.1	0.1	0.1

Total Earned Premiums	219.6	186.1	73.7	71.3
Net Investment Income	5.4	6.8	2.3	2.6
Other Income	0.3	0.3	0.1	0.1

Total Revenues	225.3	193.2	76.1	74.0

Incurred Losses and LAE	185.4	152.7	64.3	58.5
Insurance Expenses	76.5	65.5	25.1	22.8

Operating Loss	(36.6)	(25.0)	(13.3)	(7.3)
Income Tax Benefit	14.4	10.0	5.2	3.1

Net Loss	$(22.2)	$(15.0)	$(8.1)	$(4.2)

RATIOS BASED ON EARNED PREMIUMS

	Nine Months Ended		Three Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Incurred Loss and LAE Ratio (excluding Catastrophes)	83.2%	81.9%	85.7%	81.8%
Incurred Catastrophe Loss and LAE Ratio	1.2%	0.2%	1.5%	0.2%

Total Incurred Loss and LAE Ratio	84.4%	82.1%	87.2%	82.0%
Incurred Expense Ratio	34.8%	35.2%	34.1%	32.0%

Combined Ratio	119.2%	117.3%	121.3%	114.0%

Unitrin Direct (continued)

INSURANCE RESERVES

(Dollars in Millions)	Sept. 30, 2008	Dec. 31, 2007
Insurance Reserves:
Personal Automobile	$157.1	$139.6
Homeowners	1.4	2.2
Other	0.8	0.8

Insurance Reserves	$159.3	$142.6

Insurance Reserves:
Loss Reserves:
Case	$101.5	$93.3
Incurred but Not Reported	30.7	23.4

Total Loss Reserves	132.2	116.7
LAE Reserves	27.1	25.9

Insurance Reserves	$159.3	$142.6

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Total Adverse Loss and LAE Reserve Development, Net	$(2.6)	$(2.9)	$(0.9)	$(1.3)

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	-1.8%	-2.7%	-0.6%	-1.2%

Earned Premiums in the Unitrin Direct segment increased by $33.5 million for the nine months ended September 30, 2008, compared to the same period in 2007, due primarily to the June 29, 2007 acquisition of Merastar Insurance Company (“Merastar”) and higher volume from direct marketing initiatives, partially offset by lower average premium rates. Earned Premiums in the Unitrin Direct segment increased by $2.4 million for the three months ended September 30, 2008, compared to the same period in 2007, due primarily to higher volume from direct marketing initiatives. Earned Premiums in the Unitrin Direct segment for the nine and three months ended September 30, 2008 included earned premiums of $34.6 million and $11.2 million, respectively, from Merastar, compared to $11.0 million for both the nine and three months ended September 30, 2007.

In the first half of 2008, the Unitrin Direct segment continued the direct marketing initiatives that it began in 2007. These initiatives were intended to accelerate Unitrin Direct’s growth to achieve greater scale and have resulted in higher written premiums and a higher number of policies in force. Written premiums are recognized as earned premiums over the terms of the respective policies; therefore, sales of policies resulting from marketing spending typically take several months to result in earned premiums. During the third quarter of 2008, Unitrin Direct began to moderate its marketing spending while modifying its direct mail marketing program to target a better response rate and placing greater emphasis on loss ratio improvement efforts. The Unitrin Direct segment plans to continue to moderate its marketing spending in 2009 and, accordingly, expects earned premiums to remain relatively flat or slightly decline for the remainder of 2008 and 2009. Direct marketing initially results in higher expenses as a percentage of earned premiums because up-front marketing costs, to the extent they are not deferrable, are expensed as incurred, generally prior to when premiums are written and subsequently earned.

Unitrin Direct (continued)

On August 29, 2008, Unitrin’s subsidiary, Trinity, entered into a definitive agreement to acquire Direct Response Corporation and its subsidiaries (“Direct Response”) in a cash transaction valued at approximately $220 million, subject to certain purchase price adjustments. The Company anticipates closing the transaction in the first quarter of 2009, subject to timely approvals by insurance regulators and the satisfaction of other customary closing conditions. Direct Response specializes in the sale of personal automobile insurance through direct mail and the Internet through web insurance portals and its own websites, response.com and teachers.com. The results for Direct Response will be included in the Unitrin Direct business segment from the date of acquisition. Direct Response had earned premiums of $145 million for the year ended December 31, 2007. If this transaction would have closed on October 31, 2008, the purchase price would have been approximately $207 million.

Net Investment Income decreased by $1.4 million for the nine months ended September 30, 2008, compared to the same period in 2007, due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting, partially offset by higher levels of investments allocated to the Unitrin Direct segment, due in part to the acquisition of Merastar. The Unitrin Direct segment reported a net investment loss of $1.4 million from these investments for the nine months ended September 30, 2008, compared to net investment income of $0.9 million for the same period in 2007. Net Investment Income decreased by $0.3 million for the three months ended September 30, 2008, compared to the same period in 2007.

The Unitrin Direct segment reported Operating Losses of $36.6 million and $25.0 million for the nine months ended September 30, 2008 and 2007, respectively. The Operating Loss increased due primarily to higher losses and LAE as a percentage of earned premiums for Unitrin Direct’s stand-alone book of business, which excludes policies from the Merastar acquisition, the impact of higher unfavorable loss and LAE reserve development for the Unitrin Direct stand-alone book of business, higher catastrophe losses and LAE for the Unitrin Direct stand-alone book of business and the lower Net Investment Income. The Operating Loss for the nine months ended September 30, 2008 was partially offset by the inclusion of more favorable loss and LAE performance in Merastar’s book of business and economies of scale from the acquisition of Merastar for the full nine months of 2008, compared to the inclusion of Merastar’s more favorable results for only three months for the comparable period in 2007.

Excluding the impact of the Merastar book of business, losses and LAE as a percentage of earned premiums for Unitrin Direct’s stand-alone book of business increased from 81.7% for the nine months ended September 30, 2007 to 87.4% for the nine months ended September 30, 2008 due primarily to increased severity of automobile liability insurance losses, inadequate rates, the impact of higher unfavorable loss and LAE reserve development and higher catastrophe losses and LAE. Unitrin Direct is implementing rate increases and several underwriting initiatives. Unitrin Direct anticipates that these actions will result in a reduction in losses and LAE as a percentage of earned premiums in future periods as the effects of the rate increases become fully earned and underwriting initiatives are fully implemented. Unfavorable loss and LAE reserve development for the Unitrin Direct stand-alone book of business was $4.8 million for the nine months ended September 30, 2008, compared to unfavorable development of $2.9 million for the same period in 2007. Favorable development for the Merastar book of business was $2.2 million for the nine months ended September 30, 2008. Catastrophe losses and LAE for the Unitrin Direct stand-alone business were $1.1 million for the nine months ended September 30, 2008, compared to $0.4 million for the same period in 2007. Catastrophe losses and LAE for the Merastar book of business were $1.5 million for the nine months ended September 30, 2008. Merastar had no catastrophe losses and LAE from the date of acquisition through September 30, 2007. The Unitrin Direct segment’s total catastrophe losses and LAE related to Hurricanes Dolly, Gustav and Ike were $0.5 million for both the nine and three months ended September 30, 2008. See the above discussion under “Catastrophes” for additional information on Hurricanes Dolly, Gustav and Ike and the Company’s catastrophe reinsurance programs. See MD&A, “Critical Accounting Estimates,” of the 2007 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Unitrin Direct (continued)

The Unitrin Direct segment reported Operating Losses of $13.3 million and $7.3 million for the three months ended September 30, 2008 and 2007, respectively. The Operating Loss increased due primarily to higher losses and LAE as a percentage of earned premiums, higher catastrophe losses and LAE and higher non-marketing insurance expenses as a percentage of earned premiums. Losses and LAE as a percentage of earned premiums increased for the three months ended September 30, 2008 due primarily to the increased severity of automobile liability insurance losses, inadequate rates and higher catastrophe losses and LAE. Catastrophe losses and LAE were $1.1 million for the three months ended September 30, 2008, compared to $0.1 million, for the same period in 2007. Insurance expenses increased due primarily to certain non-recurring employee-related costs and the impact of amortization of the value of insurance inforce related to the acquisition of Merastar. On October 31, 2008, Unitrin Direct announced a plan to reduce its current staffing level by approximately 15% by December 31, 2008.

Unitrin Direct reported Net Losses of $22.2 million and $8.1 million for the nine and three months ended September 30, 2008, respectively, compared to Net Losses of $15.0 million and $4.2 million for the same periods in 2007. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $4.6 million and $1.6 million for the nine and three months ended September 30, 2008, respectively, compared to $3.6 million and $1.4 million for the same periods in 2007.

Life and Health Insurance

Selected financial information for the Life and Health Insurance segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Earned Premiums:
Life	$299.0	$293.6	$101.4	$96.3
Accident and Health	119.7	118.6	40.5	39.1
Property	76.4	82.2	23.1	26.7

Total Earned Premiums	495.1	494.4	165.0	162.1
Net Investment Income	134.5	148.0	49.6	47.2
Other Income	0.9	0.7	0.2	0.2

Total Revenues	630.5	643.1	214.8	209.5
Policyholders’ Benefits and Incurred Losses and LAE	350.1	300.4	134.3	96.6
Insurance Expenses	221.0	216.8	77.7	73.7

Operating Profit	59.4	125.9	2.8	39.2
Income Tax Expense	(21.7)	(45.2)	(1.0)	(15.0)

Net Income	$37.7	$80.7	$1.8	$24.2

INSURANCE RESERVES

(Dollars in Millions)	Sept. 30, 2008	Dec. 31, 2007
Insurance Reserves:
Future Policyholder Benefits	$2,906.0	$2,471.5
Incurred Losses and LAE:
Life	39.2	37.9
Accident and Health	23.1	23.5
Property	39.3	11.4

Total Incurred Losses and LAE	101.6	72.8

Insurance Reserves	$3,007.6	$2,544.3

Life and Health Insurance (continued)

On April 1, 2008, Unitrin completed its previously announced acquisition of Primesco in a cash merger transaction valued at $95.5 million, including transaction costs of $0.2 million. Primesco’s wholly-owned subsidiaries, Mutual Savings Life and Mutual Savings Fire Insurance, specialize in the sale of life, health and fire insurance products to persons of modest financial means in Alabama, Georgia, Mississippi and several other states in the Southeast. Results for Primesco and its subsidiaries are included in the Company’s results of operations from the date of acquisition (see Note 2, “Acquisition of Business,” to the Company’s Condensed Consolidated Financial Statements).

Earned Premiums in the Life and Health Insurance segment increased by $0.7 million and $2.9 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007. Earned Premiums in the Life and Health Insurance segment for the nine months ended September 30, 2008, included earned premiums of $25.2 million resulting from the Primesco acquisition, of which $19.7 million was from life insurance, $3.7 million was from accident and health insurance and $1.8 million was from property insurance. Earned Premiums in the Life and Health Insurance segment for the three months ended September 30, 2008, included earned premiums of $12.6 million resulting from the Primesco acquisition, of which $9.9 million was from life insurance, $1.9 million was from accident and health insurance and $0.8 million was from property insurance.

Excluding the impact of the Primesco acquisition, Earned Premiums in the Life and Health Insurance segment decreased by $24.5 million and $9.7 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007. Earned premiums on life insurance decreased by $14.3 million and $4.8 million for the nine and three months ended September 30, 2008, respectively, due primarily to lower volume. Earned premiums on accident and health insurance decreased by $2.6 million and $0.5 million for the nine and three months ended September 30, 2008, respectively, as the volume of limited benefit medical and Medicare supplement products declined by $6.4 million and $2.0 million, respectively, while higher average premium rates for those same products increased earned premiums by $3.8 million and $1.5 million, respectively. Earned premiums on property insurance sold by the Life and Health Insurance segment’s career agents decreased by $7.6 million and $4.4 million, for the nine and three months ended September 30, 2008, respectively, due primarily to the Company’s strategy to reduce coastal exposures. Earned premiums in property insurance also included a reduction of $4.1 million to reinstate catastrophe reinsurance coverage following Hurricanes Dolly, Gustav and Ike.

The Life and Health Insurance segment’s property insurance products are modest value dwelling insurance and personal property insurance. Dwelling insurance policies represent approximately 43% of the segment’s property insurance premiums. The Life and Health Insurance segment is evaluating its property insurance product strategy and is no longer accepting applications for dwelling insurance. The Life and Health Insurance segment expects this action to reduce its exposure to catastrophe risks over time.

Net Investment Income decreased by $13.5 million for the nine months ended September 30, 2008, compared to the same period in 2007, due primarily to lower net investment income from investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting, partially offset by $10.9 million of net investment income from Primesco, since the date of the acquisition. Net Investment Income increased by $2.4 million for the three months ended September 30, 2008, compared to the same period in 2007, due primarily to $5.3 million of net investment income from the Primesco acquisition, partially offset by the lower net investment income from investments in limited liability investment companies and limited partnerships. The Life and Health Insurance segment reported net investment losses of $16.7 million and $0.5 million from its investments in limited liability investment companies and limited partnerships for the nine and three months ended September 30, 2008, respectively, compared to net investment income of $8.3 million and $2.1 million for the same periods in 2007.

Operating Profit in the Life and Health Insurance segment decreased by $66.5 million and $36.4 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007, due primarily to higher catastrophe losses and LAE, net of reinsurance, on property insurance sold by the Life and Health Insurance segment’s career agents, the lower net investment income, excluding net investment income from Primesco, and higher policyholders’ benefits as a percentage of earned premiums on life insurance and accident and health insurance, partially offset by operating profit from the Primesco acquisition. Operating Profit in the Life and Health Insurance segment included $3.6 million and $1.5 million of operating profit for the nine and three months ended September 30, 2008, respectively, from the Primesco acquisition.

Life and Health Insurance (continued)

Catastrophe losses and LAE (including development), net of reinsurance, on property insurance were $39.6 million and $30.5 million for the nine and three months ended September 30, 2008, compared to $8.4 million and $4.6 million for the same periods in 2007. Catastrophe losses and LAE for both the nine and three months ended September 30, 2008 included $22.7 million, net of reinsurance, from Hurricanes Dolly, Gustav and Ike. See the above discussion under “Catastrophes” for additional information on Hurricanes Dolly, Gustav and Ike and the Company’s catastrophe reinsurance programs. Catastrophe losses for the nine months ended September 30, 2008 also included unfavorable development of $9.1 million due primarily to additional losses related to certain re-opened claims from Hurricane Rita, partially offset by a change in the Company’s estimate of the cost to settle certain legal matters arising from Hurricane Rita that were not recoverable from reinsurance. Catastrophe losses and LAE for the three months ended September 30, 2008 included unfavorable development of $7.1 million due primarily to the re-opened claims from Hurricane Rita. Catastrophe losses and LAE for the nine and three months ended September 30, 2007 included unfavorable development of $5.0 million and $4.1 million, respectively, due primarily to development on Hurricanes Katrina and Rita. The Life and Health Insurance segment has a number of pending legal matters related to Hurricane Rita and could continue to report either favorable or unfavorable development in future periods depending on the resolution of these matters.

Excluding the increase in catastrophe losses and LAE, Policyholders’ Benefits and Incurred Losses and LAE increased in total and as a percentage of earned premiums for the nine and three months ended September 30, 2008, compared to the same periods in 2007, due primarily to the inclusion of Primesco in 2008, higher policyholders’ benefits on life insurance, due in part to an increase in mortality, and higher Accident and Health benefits due to an increase in reported claims. Policyholders’ Benefits and Incurred Losses and LAE from the Primesco acquisition were $18.6 million and $8.9 million for the nine and three months ended September 30, 2008, respectively.

Insurance Expenses increased by $4.2 million and $4.0 million for the nine and three months ended September 30, 2008, compared to the same periods in 2007, due primarily to the inclusion of Primesco in 2008, partially offset by lower commission and other expenses. Insurance Expenses from the Primesco acquisition were $13.8 million and $7.5 million for the nine and three months ended September 30, 2008, respectively.

Net Income in the Life and Health Insurance segment decreased by $43.0 million and $22.4 million for the nine and three months ended September 30, 2008, compared to the same periods in 2007, due primarily to the lower Operating Profit.

Total Insurance Reserves increased by $463.3 million due primarily to the addition of insurance reserves related to the Primesco acquisition and reserves related to Hurricanes Dolly, Gustav and Ike.

Fireside Bank

Selected financial information for the Fireside Bank segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Interest, Loan Fees and Earned Discount	$181.7	$187.7	$59.0	$64.3
Other Automobile Finance Revenues	3.9	6.7	1.1	2.2

Total Automobile Finance Revenues	185.6	194.4	60.1	66.5
Net Investment Income	3.5	3.4	0.7	1.4

Total Revenues	189.1	197.8	60.8	67.9

Provision for Loan Losses	99.4	69.5	26.2	35.5
Interest Expense on Certificates of Deposits	45.0	43.0	14.3	15.2
General and Administrative Expenses	71.9	77.9	21.6	26.1

Operating Profit (Loss)	(27.2)	7.4	(1.3)	(8.9)
Income Tax Benefit (Expense)	6.7	(3.1)	(4.0)	3.7

Net Income (Loss)	$(20.5)	$4.3	$(5.3)	$(5.2)

Automobile Loan Originations	$475.6	$623.2	$110.7	$202.7

Weighted-Average Interest Yield on Certificates of Deposits	4.8%	4.9%

Automobile Loan Receivables

(Dollars in Millions)	Sept. 30, 2008	Dec. 31, 2007
Sales Contracts and Loans Receivable	$1,298.0	$1,390.8
Unearned Discounts and Deferred Fees	(17.7)	(28.9)

Net Automobile Loan Receivables Outstanding	1,280.3	1,361.9
Reserve for Loan Losses	(139.5)	(148.4)

Automobile Loan Receivables	$1,140.8	$1,213.5

Percentage of Net Automobile Loan Receivables Outstanding:
Current Loan Balances	65.0%	61.2%
Delinquent Loan Balances:
Less than 30 Days Delinquent	23.8%	26.2%
30 Days to 59 Days Delinquent	7.6%	8.1%
60 Days to 89 Days Delinquent	2.6%	3.4%
Delinquent 90 Days and Greater	1.0%	1.1%

Total Delinquent Loan Balances	35.0%	38.8%

Ratio of Reserve for Loan Losses to Net Automobile Loan Receivables Outstanding	10.9%	10.9%

Fireside Bank (continued)

Reserve For Loan Losses

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Reserve for Loan Losses - Beginning of Period	$148.4	$68.8	$152.2	$71.0
Provision for Loan Losses	99.4	69.5	26.2	35.5
Net Charge-off:
Automobile Loan Receivables Charged-off	(139.5)	(92.3)	(48.7)	(34.9)
Automobile Loan Receivables Recovered	31.2	38.1	9.8	12.5

Net Charge-off	(108.3)	(54.2)	(38.9)	(22.4)

Reserve for Loan Losses—End of Period	$139.5	$84.1	$139.5	$84.1

Interest, Loan Fees and Earned Discounts in the Fireside Bank segment decreased by $6.0 million and $5.3 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007, due primarily to lower yields on Sales Contracts and Loans Receivables and lower average levels of Sales Contracts and Loans Receivables outstanding. The yield on Sales Contracts and Loans Receivables was 18.16% at September 30, 2008, compared to 18.75% at September 30, 2007. Fireside Bank only makes loans that are secured by automobiles. Fireside Bank has no loans outstanding that are secured by real estate. Fireside Bank does not sell or securitize any portion of its loan portfolio.

The Fireside Bank segment reported Operating Losses of $27.2 million and $1.3 million for the nine and three months ended September 30, 2008, respectively, compared to an Operating Profit of $7.4 million and Operating Loss of $8.9 million, respectively, for the same periods in 2007. Operating results for the nine months ended September 30, 2008 decreased, compared to the same period in 2007, due primarily to a higher Provision for Loan Losses, partially offset by lower General and Administrative Expenses. Operating results for the three months ended September 30, 2008 improved by $7.6 million, compared to the same period in 2007, due primarily to a lower Provision for Loan Losses and lower General and Administrative Expenses. The Provision for Loan Losses increased by $29.9 million and decreased by $9.3 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007. In the second half of 2007, Fireside Bank significantly increased its loss expectations for automobile loans originated in the first six months of 2007 and in earlier years. This increase in loss expectations was driven by an increase in the amounts of Automobile Loan Receivables charged off, a reduction in Automobile Loan Receivables Recovered as a percentage of Automobile Loan Receivables Charged-Off, and other leading trends in the macroeconomic environment. In the third quarter of 2008, Fireside Bank increased its estimate of loan losses for automobile loans originated in prior years by $10.5 million and increased its estimate of loan losses for automobile loans originated during the first half of 2008 by $0.9 million due primarily to continuing unfavorable trends in the macroeconomic environment. In the second quarter of 2008, Fireside Bank increased its estimate of loan losses for automobile loans originated in prior years by $17.8 million and increased its estimate of loan losses for automobile loans originated during the first quarter of 2008 by $3.9 million, due primarily to lower proceeds from sales of repossessed collateral as a percentage of loan values at the time of repossession and other continuing unfavorable trends in the macroeconomic environment. Approximately two thirds of Net Automobile Loan Receivables are concentrated in the State of California. Fireside Bank’s estimated loss expectations for automobile loans originated in the first nine months of 2008, while higher than the estimated loss expectations initially reported by Fireside Bank for automobile loans originated in the first nine months of 2007, are lower than its current estimated loss expectations for loans originated during the first nine months of 2007 due in large part to the implementation of an improved risk-based-pricing, credit-scoring model in early 2008 to aid in the underwriting process. The implementation of this model resulted in the prospective elimination of certain unprofitable segments of business written in prior years. The segments of business eliminated represent approximately 20% of the loans originated by Fireside Bank in 2007.

Fireside Bank (continued)

Automobile Loan Originations declined from $623.2 million for the first nine months of 2007 to $475.6 million for the first nine months of 2008, due primarily to the segments of business eliminated and an overall decrease in automobile sales, partially offset by the effects of decreased competition. Fireside Bank has implemented and continues to implement a number of initiatives that it expects will improve its performance. In the second and third quarters of 2008, Fireside Bank implemented two proprietary scorecards, further tightening the underwriting criteria for certain borrowers. During the second and third quarters of 2008, Fireside Bank tightened its loan-to-value requirements for trucks, SUV’s and similar vehicles with low fuel efficiency. Fireside Bank anticipates that the volume of Automobile Loan Originations will continue to decline in the fourth quarter of 2008 due to the overall decrease in automobile sales and the segments of business eliminated.

Effective July 1, 2008, Fireside Bank ceased the loan payment deferral program that it had begun in the fourth quarter of 2007. Under the former program, qualifying customers were allowed to move delinquent payments to the end of their loans. Loan deferrals were only available once in a twelve-month period and twice during the life of a loan and only to customers that had demonstrated a renewed ability to make their loan payments by either making three consecutive loan payments or the equivalent of three payments. Customer accounts with loan deferrals represented approximately 1% of Net Automobile Loan Receivables Due at September 30, 2008.

Interest Expense on Certificates of Deposits increased by $2.0 million for the nine months ended September 30, 2008, compared to the same period in 2007, due to higher average levels of deposits and higher rates of interest. Interest Expense on Certificates of Deposits decreased by $0.9 million for the three months ended September 30, 2008, compared to the same period in 2007, due to lower average levels of deposits with lower rates of interest.

General and Administrative Expenses decreased by $6.0 million and $4.5 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007. Fireside Bank has implemented and continues to implement several initiatives to reduce General and Administrative Expenses, including the consolidation of its branch operations from 33 branches and loan production offices at September 30, 2007 to 9 branches and loan production offices at September 30, 2008 and the centralization of its collection operations into two call centers. Fireside Bank incurred $5.0 million of restructuring charges related to the consolidation of branches and centralization of collections for the nine months ended September 30, 2008. General and Administrative Expenses, excluding these restructuring charges, as a percentage of Interest, Loan Fees and Earned Discounts, decreased from 41.5% and 40.6% for the nine and three months ended September 30, 2007, respectively, to 36.8% and 36.6% for the nine and three months ended September 30, 2008, respectively.

The Fireside Bank segment reported Net Losses of $20.5 million and $5.3 million for the nine and three months ended September 30, 2008, respectively, compared to Net Income of $4.3 million and Net Loss of $5.2 million, respectively, for the same periods in 2007. The Fireside Bank segment’s effective tax rate differs from the Federal statutory tax rate due primarily to state income taxes.

The Company has begun the process of exploring its strategic alternatives associated with Fireside Bank.

Investments

Net Investment Income

Net Investment Income decreased by $44.0 million and $3.3 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007, due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting (see below) and lower short-term investment income, partially offset by higher investment income related to the acquisitions of businesses. The Company reported net investment losses of $29.8 million and $0.9 million from investments in limited liability investment companies and limited partnerships for the nine and three months ended September 30, 2008, compared to net investment income of $18.8 million and $6.4 million for the same periods in 2007. Investment income from limited liability investment companies and limited partnerships decreased for both the nine and three months ended September 30, 2008, compared to the same periods in 2007, due primarily to the Company’s pro rata share of unrealized losses from investments recognized in operations by certain of the limited liability investment companies and limited partnerships. Short-term investment income decreased by $16.6 million and $6.3 million for the nine and three months ended September 30, 2008, respectively, compared to the same periods in 2007, due primarily to lower yields on short-term investments.

Investments (continued)

The Company’s investments in limited liability investment companies and limited partnerships in which the Company’s interest is not deemed minor under applicable accounting standards are accounted for under the equity method of accounting using the most recent, sufficiently timely and available financial information. As a result, amounts included in the Company’s financial statements represent amounts reported by most of these entities for periods ending three months earlier. Accordingly, the impact of market events has not been fully recognized in the Company’s reported results for the nine months ended September 30, 2008 and the reported value of such investments of the Company.

Once a reporting lag is established for an investment accounted for under the equity method, the Company must consistently apply such lag in the reporting for that investment. From time to time, an entity’s financial information for an additional period becomes available prior to the issuance of the Company’s financial statements. In those instances, the Company is not permitted, under applicable accounting standards, to include the additional period in its current financial statements, but rather must include the additional period in the Company’s financial statements in the following quarter. Preliminary financial information for an additional three-month period became available prior to the issuance of the Company’s financial statements for three of its investments in limited liability investment companies accounted for on a three-month lag. Based on the preliminary financial information, the Company anticipates that it will report a Net Investment Loss of $8.7 million on these three investments for the three months ended December 31, 2008, compared to Net Investment Income of $5.5 million for the same period in 2007.

Net Realized Investment Gains (Losses)

Net Realized Investment Losses were $33.4 million and $44.6 million for the nine and three months ended September 30, 2008, respectively, compared to Net Realized Investment Gains of $52.0 million and $12.5 million for the same periods in 2007. Net Realized Investment Losses for the nine and three months ended September 30, 2008 were due primarily to losses arising from other than temporary declines in fair value of investments and realized investment losses from sales of stocks of financial institutions, partially offset by gains on a sale of a portion of the Company’s investment in Northrop common stock.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other than temporary declines in fair value are reported in the Condensed Consolidated Statements of Operations in the period that the declines were determined to be other than temporary. Net Realized Investment Losses for the nine and three months ended September 30, 2008 include pre-tax losses of $98.9 million and $72.1 million, respectively, resulting from other than temporary declines in the fair values of investments, compared to pre-tax losses of $8.0 million and $7.0 million for the same periods in 2007. The write-downs for other than temporary declines in fair values for the nine and three months ended September 30, 2008 included $54.6 million and $38.1 million, respectively, due primarily to the decline in fair value of investments in bonds and common and preferred stocks of financial institutions. The Company wrote down its investments in the preferred stocks of Fannie Mae by $15.4 million and $12.8 million for the nine and three months ended September 30, 2008. In addition, the Company recognized realized investment losses of $5.8 million from sales of Fannie Mae bonds and preferred stocks in the third quarter of 2008. The Company wrote down its investments in the preferred stocks of the Freddie Mac by $20.2 million and $18.1 million for the nine and three months ended September 30, 2008, respectively. In addition, the Company recognized realized investment losses of $1.9 million from sales of Freddie Mac preferred stock in the third quarter of 2008. The Company wrote down its investments in bonds and preferred stocks of Lehman Brothers Holdings Inc. (“Lehman”) by $6.3 million and $5.4 million for the nine and three months ended September 30, 2008, respectively. The Company wrote down its investments in American International Group, Inc. (“AIG”) common stock by $1.5 million for the nine months ended September 30, 2008. In addition, the Company recognized realized investment losses of $1.0 million from sales of AIG common stock in the third quarter of 2008. The Company wrote down its investments in Washington Mutual, Inc. (“WAMU”) bonds by $1.3 million for both the nine and three months ended September 30, 2008. In addition, the Company recognized realized investment losses of $0.9 million from sales of WAMU common stock in the second quarter of 2008. Given the current market conditions, the Company concluded that it no longer had the intent to hold certain common stocks until recovery and, accordingly, wrote down these common stocks by $12.5 million in the third quarter of 2008. During the third quarter of 2008, the Company wrote down its investment in the subordinated note of one non-financial issuer by $13.8 million due to the declining business prospects of the issuer in the current economic environment.

Investments (continued)

Unrealized losses related to perpetual preferred stocks were $28.7 million at September 30, 2008. The Company concluded, after considering the debt-like characteristics of the preferred stocks and a review of the prospects of the issuers including the continuation of preferred dividend payments, the intent of the Company to hold the investments until recovery and current market conditions, that the declines in fair values of these preferred stocks in an unrealized loss position were temporary due primarily to the disruption of the financial markets following the conservatorship of Fannie Mae and Freddie Mac, the bankruptcy of Lehman, the insolvency of Independent National Mortgage Corporation, commonly known as Indy Mac, and WAMU and the government bailout of AIG. There are a number of governmental measures in place and being considered, both in the United States and around the globe, intended to restore the financial markets to a more normal level of operation. Should these efforts fail to normalize the financial markets or should a financial institution suspend its payments of dividends, the Company may determine that it is appropriate to record additional write-downs of its investments in these preferred stocks in future periods.

Net Realized Investment Gains (Losses) for the nine and three months ended September 30, 2008 included gains of $47.5 million and $35.4 million, respectively, from sales of a portion of the Company’s investment in Northrop common stock, compared to gains of $35.3 million and $8.7 million for the same periods in 2007.

On July 9, 2007, Republic Companies purchased Unitrin’s subsidiary, Southern States General Agency, Inc. Net Realized Investment Gains for the nine months ended September 30, 2007, includes a pretax gain of $4.0 million for the months ended September 30, 2007 resulting from this sale.

Investment Quality and Concentrations

The Company’s fixed maturity investment portfolio is comprised primarily of high grade bonds due at a single maturity date. At September 30, 2008, 93.3% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poor’s; a rating of Aaa, Aa, A or Baa from Moody’s; or a rating from the National Association of Insurance Companies (“NAIC”) of 1 or 2. The Company has not made significant investments in securities that are directly related to sub-prime mortgage loans including, but not limited to, collateralized debt obligations and structured investment vehicles.

The following table summarizes the credit quality of the fixed maturity investment portfolio at September 30, 2008:

NAIC Rating	Standard & Poor’s Equivalent Rating	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,280.1	82.9%
2	BBB	409.8	10.4%
3	BB	94.3	2.4%
4	B	34.6	0.9%
5	CCC	135.7	3.4%
6	In or Near Default	0.9	0.0%

	Total Investments in Fixed Maturities	$3,955.4	100.0%

At September 30, 2008, the Company had $1,240.7 million of investments in obligations of states, municipalities and political subdivisions, of which $576.1 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment strategy has always been to focus on the underlying credit rating of the issuer and not to rely upon the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the average underlying rating of the Company’s investments in obligations of states, municipalities and political subdivisions, is AA, the majority of which consists of direct obligations of a state.

Investments (continued)

The following table summarizes the credit enhanced ratings and underlying ratings of the Company’s investments in obligations of states, municipalities and political subdivisions, which are included in the preceding table of the credit quality of the Company’s entire portfolio of investments in fixed maturities, at September 30, 2008:

	Credit Enhanced Rating		Underlying Rating
	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
AAA	$412.2	33.2%	$253.6	20.4%
AA	704.0	56.7%	840.5	67.8%
A	115.3	9.3%	133.3	10.8%
BBB	7.0	0.6%	7.8	0.6%
Below Investment Grade	2.2	0.2%	5.5	0.4%

Total Investments in States, Municipalities and Political Subdivisions	$1,240.7	100.0%	$1,240.7	100.0%

The following table summarizes the fair value of the Company’s investments in Fixed Maturities by industry at September 30, 2008:

(Dollars in Millions)	Fair Value
States, Municipalities and Political Subdivisions	$1,240.7
U.S. Government and Government Agencies and Authorities	942.1
Manufacturing	841.2
Finance, Insurance and Real Estate	528.2
Transportation, Communication and Utilities	187.1
Services	111.1
Wholesale Trade	43.1
Mining	26.3
Retail Trade	23.6
Agriculture, Forestry and Fishing	10.6
Construction	1.4

Total Investments in Fixed Maturities	$3,955.4

Fifty-three companies comprised over 75% of the Company’s fixed maturity exposure to the Manufacturing industry at September 30, 2008, with the largest single exposure comprising 4.9%, or $41.5 million, of the Company’s fixed maturity exposure to such industry. Thirty companies comprised over 75% of the Company’s exposure to the Finance, Insurance and Real Estate industry at September 30, 2008, with the largest single exposure comprising 12.2%, or $64.3 million, of the Company’s exposure to such industry.

Investments (continued)

The following table summarizes the fair value of the Company’s ten largest investment exposures at September 30, 2008:

(Dollars in Millions)
U.S. Treasury Bonds, Notes and Bills:
Fixed Maturities	$230.1
Short Term	243.8

Total U.S. Treasuries	473.9

Northrop:
Fixed Maturities	17.1
Equity Securities	376.0

Total Northrop	393.1

Ginnie Mae
Fixed Maturities	374.8
Intermec:
Investment in Investee	248.6
Tennebaum Capital Partners Sponsored Entities:
Fixed Maturities	64.3
Limited Liability Investment Companies and Limited Partnerships	170.3

Total Tennebaum Capital Partners Sponsored Entities	234.6

State of Louisiana and Political Subdivisions Thereof:
Fixed Maturities	139.7
Fannie Mae:
Fixed Maturities	128.7
Equity Securities - Preferred Stocks	1.4

Total Fannie Mae	130.1

Freddie Mac:
Fixed Maturities	86.8
Equity Securities - Preferred Stocks	1.3

Total Freddie Mac	88.1

Federal Home Loan Banks:
Fixed Maturities	84.5
Goldman Sachs and its Sponsored Entities:
Fixed Maturities	6.7
Equity Securities - Preferred and Common Stocks	3.1
Equity Securities - Other Equity Interests	15.8
Mutual Funds	0.3
Limited Liability Investment Companies and Limited Partnerships	48.9

Total Goldman Sachs and its Sponsored Entities	74.8

Total	$2,242.2

Investments (continued)

The Company has significant exposure to changes in the fair value of two public companies, Northrop and Intermec, by virtue of its investments in the common stock of these companies. The Company’s investments in Northrop represented the Company’s single largest investment exposure at September 30, 2008. Changes in the fair values of the Company’s equity investments in Northrop and Intermec for the nine months ended September 30, 2008 are presented below:

	Fair Value Dec. 31, 2007	Nine Months Ended September 30, 2008		Fair Value September 30, 2008
(Dollars in Millions)		Holding Gain (Loss)	Dispositions
Northrop Common and Preferred Stock	$706.0	$(135.5)	$(194.5)	$376.0

Intermec Common Stock	$257.1	$(8.5)	$—	$248.6

Northrop describes itself as a $32 billion global defense and technology company whose 120,000 employees provide innovative systems, products, and solutions in information and services, electronics, aerospace and shipbuilding to government and commercial customers worldwide. Accordingly, the Company’s investments in Northrop securities are sensitive to the nature of these industry segments. The Company’s equity position in Northrop at September 30, 2008 was comprised of 6,210,781 shares of Northrop common stock, of which 1,940,958 shares were held by Unitrin and 4,269,823 shares were held by Unitrin’s subsidiary, Trinity, representing in total 1.8% of Northrop’s outstanding common stock. The Company acquired its equity position in Northrop in 2001 in connection with Northrop’s acquisition of the Company’s former investee, Litton Industries, Inc. In connection with the acquisition, the Company received Northrop preferred and common stock valued at $177.5 million and $661.5 million, respectively, and cash of $171.8 million, net of transaction costs. Since the acquisition, the Company has reported dividend income of $162.6 million from its investments in Northrop preferred and common stock and reported realized investment gains of $166.1 million from sales of a portion of its holdings of Northrop common stock. At September 30, 2008, the Company had an unrealized gain of $100.0 million on its investment in Northrop common stock. Subsequent to September 30, 2008, the Company sold 4,024,900 shares of its remaining shares of Northrop common stock at a pre-tax loss of $4.2 million. The Company continued to hold 2,185,881 shares of Northrop common stock with a fair value of $102.5 million and unrealized gain of $8.2 million on October 31, 2008.

Intermec has described itself as a leader in global supply chain solutions and in the design, development, manufacture and integration of wired and wireless automated data collection, mobile computing systems, bar code printers, label media and RFID (radio frequency identification). Intermec’s products and services are used by customers in many industries to improve productivity, quality and responsiveness of business operations, from supply chain management and enterprise resource planning to field sales and service. Intermec’s products and services are sold globally to a diverse set of customers in markets such as manufacturing, warehousing, direct store delivery, retail, consumer goods, field services, government, security, healthcare, transportation and logistics. Based on shares outstanding reported in Intermec’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, the Company owned 20.5% of Intermec’s common stock at September 30, 2008. Accordingly, the Company accounts for its investment in Intermec under the equity method of accounting. The Company reports its investment in Intermec at cost plus accumulated undistributed earnings, rather than fair value, in the Condensed Consolidated Balance Sheet. The fair value of the Company’s investment in Intermec exceeded this carrying value by $145.8 million at September 30, 2008 and by $41.1 million at October 31, 2008.

Investments (continued)

The Company has exposure to the residential mortgage industry primarily by virtue of its investments in Ginnie Mae, Fannie Mae, the Federal Home Loan Banks (“FHLB”) and Freddie Mac. Fannie Mae, FHLB and Freddie Mac are each U.S. government sponsored and federally chartered entities, which are privately capitalized, whereas Ginnie Mae is a U.S. government-owned corporation. Securities issued by Ginnie Mae are backed by the full faith and credit of the U.S. government. On September 7, 2008, Fannie Mae and Freddie Mac were placed in conservatorship. Approximately 83% of the Company’s investments in the fixed maturities of Fannie Mae, FHLB and Freddie Mac are in general obligations issued by Fannie Mae, FHLB and Freddie Mac, with the balance invested in various mortgage-backed securities (“MBS”). While each general obligation is fixed in its maturity, 98% of the Company’s investments in these general obligations are callable by the issuer prior to their maturity. In contrast, principal payments of MBS securities vary with the underlying mortgages associated with them. The Company has no exposures to interest-only or principal-only investment strips. The Company’s investments in Ginnie Mae securities consist of various mortgage pools and pass-through certificates. Ginnie Mae guarantees the payment of principal and interest on these securities, which vary with the underlying mortgages. In addition to the Company’s investments in Fannie Mae, Ginnie Mae, FHLB and Freddie Mac securities, the Company had investments in other U.S. government sponsored or owned corporations totaling $37.3 million at September 30, 2008. At September 30, 2008, the Company also owned $7.2 million of MBS issued by private companies, of which $4.1 million may be considered sub-prime.

At September 30, 2008, the Company’s fixed maturity investments in U.S. Treasury securities consisted of various maturities principally ranging from less than one year to 21 years with an effective duration of approximately 5 years. The Company’s short-term investments in U.S. Treasury securities consisted of $210.3 million of U.S. Treasury Bills typically with maturities of less than one week, and $33.6 million of U.S. Treasury Bonds and Notes with a maturity of less than one year at the date of purchase. In addition to these investments, the Company had $139.0 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government, and $183.6 million invested in money market funds which primarily invest in U.S. Treasury securities. At the time of borrowing, the repurchase agreements generally require the borrower to provide to the Company collateral at least equal to the amount borrowed. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed. While money market fund managers strive to maintain a stable fund price equal to the amounts invested in their funds, investors in such funds bear investment risk in the event that the funds’ investments decline in value. The money market funds in which the Company has invested have applied for insurance coverage under the U.S. Treasury Department Temporary Guarantee Program for Money Market Funds.

The Company had $325.2 million invested in various limited liability investment companies and limited partnerships at September 30, 2008, of which $43.7 million was included in the Company’s Investments in Other Equity Securities and $281.5 million was included in Other Investments. As limited liability investment companies, these entities are required to follow certain specialized industry accounting which requires that unrealized gains and losses be included in the results of their operations. The Company is required to account for some of its investments, namely those entities in which the Company’s interest is not deemed minor, in these entities under the equity method of accounting. This specialized accounting, along with the requirement to account for some of these investments under the equity method of accounting, adds a degree of volatility to the Company’s net investment income. The Company had ownership interests totaling $170.3 million in such entities sponsored by Tennenbaum Capital Partners, LLC (“TCP”) included in Other Investments at September 30, 2008. The Company is also committed to making future contributions of $30.0 million to these TCP-sponsored entities to fund future investments. The Company’s Investments in Fixed Maturities included an investment of $64.3 million in two redeemable, auction rate preferred stocks, rated AA by S&P and issued by one of the TCP-sponsored entities at September 30, 2008. The Company owns no other auction rate preferred stocks. TCP is a private investment firm that specializes in investing in companies undergoing change due to industry trends, economic cycles or specific company circumstances. As such, the TCP-sponsored entities in which the Company invests employ a long-term investment strategy focused on opportunities investments that may include holdings in illiquid securities such as distressed debt or leveraged loans. From time to time, the Company may also invest directly in some of the companies in which the TCP-sponsored entities invest. Such direct investments had a fair value of $59.7 million at September 30, 2008. Goldman Sachs Group, Inc. (“Goldman Sachs”), a bank holding company and a leading global investment banking, securities and investment management firm, sponsors certain limited partnerships in which the Company invests. The Company’s investments in Goldman Sachs-sponsored entities focus on two distinct investment strategies. One strategy focuses on providing liquidity or partnering solutions for investors in existing private equity assets and providing capital or partnering solutions for portfolio managers, commonly referred to as secondary transactions. The other strategy

Investments (continued)

focuses on investments in mezzanine securities, which principally include fixed income securities, such as debt and preferred stock, and may also include an equity component, such as warrants, options or common stock. Other Equity Securities and Other Investments include $15.8 million and $48.9 million, respectively, related to the Company’s investments in Goldman Sachs-sponsored entities at September 30, 2008. The Company is also committed to making future contributions of $76.2 million to Goldman Sachs-sponsored entities to fund future investments. In addition, Other Equity Securities includes $3.1 million related to the Company’s investments in Goldman Sachs preferred and common stock at September 30, 2008.

The Company’s Investments in Fixed Maturities included investments in the obligations of 46 states, municipalities and political subdivisions with a fair value of $1,240.7 million at September 30, 2008, of which $1,191.4 million are callable prior to their maturity at or above par. Certain states provide premium tax incentives to insurance companies that invest in their states. The Company has large investment concentrations in Louisiana, in particular, as a result of premium tax incentives. The Company holds significant investments in two other states, Georgia and Mississippi, and their respective political subdivisions totaling $82.0 million due to premium tax incentives offered by those states.

Securities Lending, Credit Default Swaps, Hedging Activities

The Company does not directly participate, as either a lender or borrower of securities, in any securities lending program. The Company does not participate directly in credit default swaps. The Company does not engage directly in hedging activities including, but not limited to, activities involving interest rate swaps, forward foreign currency contracts, commodities contracts, exchange traded and over-the-counter options or warrants. As discussed below, the Company has limited exposure to such programs and activities by virtue of its investments in Highbridge Capital LP (“Highbridge”).

Highbridge is a limited partnership that specializes in arbitrage and absolute return investment strategies in the global equity and corporate debt securities markets and indirectly invests in funds that purchase and sell equities, futures, swaps, forward currency contracts, exchange traded and over-the-counter options, warrants, and both convertible and non-convertible corporate bonds. The Company’s investment in Highbridge, which is reported in Other Equity Securities in the Condensed Consolidated Balance Sheet, was $20.8 million at September 30, 2008. On October 23, 2008, the Company submitted a full redemption notice to the Highbridge general partner. The Company anticipates the redemption, subject to certain limitations that the Highbridge general partner may impose on such redemptions, will occur in the first quarter of 2009.

Distressed and Mezzanine Debt and Secondary Transactions Investments

The Company owns investments in various limited liability investment companies and partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships, which are accounted for under the equity method of accounting and reported in Other Investments at September 30, 2008 and December 31, 2007, are summarized below:

		Unfunded Commitment Sept. 30, 2008	Carrying Value		Stated Fund Date
(Dollars in Millions)	Asset Class		Sept. 30, 2008	Dec. 31, 2007
Special Value Opportunity Fund, LLC	Distressed Debt	$—	$79.3	$98.0	7/13/2014
Tennenbaum Opportunities Fund V, LLC	Distressed Debt	30.0	58.5	46.6	10/10/2016
Goldman Sachs Vintage Fund IV, L.P.	Secondary Transactions	38.1	48.9	33.3	12/31/2016
Special Value Continuation Fund, LLC	Distressed Debt	—	32.5	39.9	6/30/2016
NY Life Investment Management Mezzanine Partners II, LP	Mezzanine Debt	5.7	20.0	10.3	7/31/2016
BNY Mezzanine Partners L.P.	Mezzanine Debt	7.3	12.3	7.9	4/17/2016
Other Funds		14.0	30.0	29.2	2015-2018

Total		$95.1	$281.5	$265.2

In addition, the Company has unfunded commitments of $67.3 million for investments in limited partnerships and limited liability companies that are not accounted for under the equity method of accounting.

Liquidity and Capital Resources

At September 30, 2008, there were approximately 1.4 million shares of Unitrin’s outstanding common stock that could be repurchased under the Company’s outstanding repurchase authorization. Common stock may be repurchased in the open market or in privately negotiated transactions from time to time subject to market conditions and other factors. The Company repurchased and retired 1,616,700 shares of its common stock during the first quarter of 2008 at a cost of $57.4 million. The Company did not repurchase any shares of its common stock during the second quarter of 2008. The Company repurchased and retired 428,400 shares of its common stock during the third quarter of 2008 at a cost of $11.6 million. The Company has repurchased and retired approximately 62.8 million shares of its common stock in open market transactions at an aggregate cost of approximately $1.8 billion since 1990. The Company does not plan any additional common stock repurchases during the fourth quarter of 2008.

On April 1, 2008, the Company completed its acquisition of Primesco in a cash merger transaction valued at $95.5 million, including transaction costs of $0.2 million. The Company funded the acquisition primarily through borrowings under its unsecured, revolving credit agreement which were repaid during the third quarter of 2008. The Company had no outstanding advances under its $325 million, unsecured, revolving credit agreement at either September 30, 2008 or December 31, 2007. Undrawn letters of credit issued pursuant to this agreement were $13.1 million at September 30, 2008. Accordingly, the amount available for future borrowing was $311.9 million at September 30, 2008. The agreement expires on June 30, 2010 and contains various financial and other covenants and minimum risk-based capital ratios for Unitrin’s two largest insurance subsidiaries, United and Trinity. Management estimates that it could borrow the full amount under the agreement and still meet the financial covenants contained in the agreement. The lenders participating in the Company’s unsecured, revolving credit agreement and their aggregate commitments are presented below:

Lender	Commitment in Millions
JPMorgan Chase Bank, N.A.	$65.0
Wells Fargo Bank, National Association	65.0
Wachovia Bank, National Association	50.0
The Bank of New York	30.0
The Northern Trust Company	30.0
Union Bank of California, N.A.	30.0
Fifth Third Bank (Chicago), a Michigan Banking Corporation	15.0
U.S. Bank, N.A.	15.0
Regions Bank	10.0
William Street Commitment Corporation	10.0
UMB Bank, N.A.	5.0

Total Commitment	$325.0

Sources available for future shareholder dividend payments, capital contributions to subsidiaries and the payment of interest on Unitrin’s senior notes include the receipt of dividends from Unitrin’s subsidiaries, the receipt of dividends from Unitrin’s investment in Northrop common stock, additional borrowings under Unitrin’s unsecured, revolving credit agreement, and monetization of a portion of the Unitrin’s holdings of Northrop common stock. Various state insurance laws restrict the ability of Unitrin’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Unitrin’s direct insurance subsidiaries paid dividends consisting of $84.2 million in cash and 361,010 shares of Northrop common stock with a fair value of $25.0 million to Unitrin during the first nine months of 2008. Subsequent to September 30, 2008, Trinity paid a dividend of $26.0 million to Unitrin, which consisted of 458,149 shares of Northrop common stock and cash. In addition to this dividend, Unitrin estimates that its direct insurance subsidiaries would be able to pay $31.8 million in dividends to Unitrin in the fourth quarter of 2008 without prior regulatory approval. Fireside Bank has agreed not to pay dividends without the prior approval of the Federal Deposit Insurance Corporation and the California Department of Financial Institutions. The Company does not expect Fireside Bank to pay a dividend in 2008.

Liquidity and Capital Resources (continued)

Unitrin directly held cash and short-term investments totaling $49.6 million at September 30, 2008. Unitrin directly held investments in Northrop common stock with a fair value totaling $117.5 million at September 30, 2008. Unitrin sold a portion of its Northrop common stock holdings, generating gross proceeds of $194.5 million during the first nine months of 2008. Subsequent to September 30, 2008, Unitrin sold a portion of its remaining holdings of Northrop common stock, generating additional gross proceeds of $49.6 million. Following these subsequent sales, Unitrin held 1,290,207 shares of Northrop common stock with a fair value of $60.5 million on October 31, 2008. Due in part to its sales of Northrop common stock, the Company anticipates that Unitrin will be required to make federal income tax payments of approximately $47.2 million over the next six months.

On August 29, 2008 Unitrin’s subsidiary, Trinity, entered into a definitive agreement to acquire Direct Response. Trinity will acquire Direct Response in a cash transaction valued at approximately $220 million, subject to certain purchase price adjustments. The Company anticipates closing the transaction in the first quarter of 2009, subject to timely approvals by insurance regulators and the satisfaction of other customary closing conditions. Unitrin will likely make a capital contribution to Trinity upon closing to maintain Trinity’s risk-based capital at appropriate levels. Unitrin would likely fund such a contribution through additional sales of Northrop common stock or borrowings on its revolving credit agreement. The amount of such contribution is dependent on Trinity’s operating and investment results prior to the closing date. If the transaction had closed on September 30, 2008, the Company would not have made such a capital contribution to Trinity.

Quantitative measures established by bank regulations to ensure capital adequacy require Fireside Bank to maintain minimum amounts of capital. Bank regulations define capital calculations for Tier 1 capital, total risk-weighted assets and total risk-based capital. To be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total average assets of 5% or greater. Fireside Bank had ratios of total capital to total risk-weighted assets of 18.4% at September 30, 2008 and 13.9% at December 31, 2007; a ratio of Tier 1 capital to total risk-weighted assets of 17.0% at September 30, 2008 and 13.0% at December 31, 2007; and a ratio of Tier 1 capital to total average assets of 15.6% at September 30, 2008 and 12.0% at December 31, 2007. Higher levels of capital, while undefined, are generally more prudent for Fireside Bank’s sub-prime automobile loan business than would be required for lower risk businesses. Fireside Bank has agreed with its regulators to maintain a ratio of Tier 1 capital to total assets of 15% or greater. During the third quarter of 2008, Unitrin made a capital contribution of $60.0 million to its subsidiary, Fireside Securities Corporation (“FSC”), which, in turn, contributed the same amount to its subsidiary, Fireside Bank. The capital contributions were made to increase Fireside Bank’s ratio of Tier 1 capital to total assets above 15%. During the second half of 2007, Unitrin also made capital contributions totaling $52.0 million to FSC, which, in turn, contributed the same amount to Fireside Bank. The capital contributions were made to replenish Fireside Bank’s capital position. Fireside Bank has also agreed not to pay dividends without the prior approval of the Federal Deposit Insurance Corporation and the California Department of Financial Institutions.

The primary sources of funds for Unitrin’s insurance subsidiaries are premiums and investment income. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Accordingly, during periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flow from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could either result in investment gains or losses. The Company believes that it has sufficient short term liquidity at its property and casualty insurance subsidiaries to fund the payment of losses from Hurricanes Dolly, Gustav and Ike without the additional sale of investments. Management believes that its insurance subsidiaries maintain adequate levels of liquidity in the event that its property and casualty insurance subsidiaries experience several future catastrophic events over a relatively short period of time. The primary sources of funds for Fireside Bank are customer deposits, repayments of automobile loans, interest on automobile loans and investment income. The primary uses of funds for Fireside Bank are automobile loans made to consumers, repayment of customer deposits, interest paid to depositors and general expenses.

Liquidity and Capital Resources (continued)

Net Cash Provided by Operating Activities decreased by $114.9 million for the nine months ended September 30, 2008, compared to the same period in 2007, due primarily to the lower operating results.

Net Cash Provided by Investing Activities was $89.3 million for the nine months ended September 30, 2008, compared to Net Cash Used by Investing Activities of $316.5 for the same period in 2007. Net cash provided by sales of short-term investments was $83.0 million for the nine months ended September 30, 2008, compared to net cash used to acquire short-term investments of $158.9 million for the same period in 2007. Cash used to acquire investments in limited liability investment companies and limited partnerships decreased by $22.2 million in 2008, compared to 2007. The acquisition of automobile loan receivables, net of automobile loans repaid, used $113.5 million less cash in 2008, compared to 2007. Cash provided by sales of Northrop common stock increased by $111.7 million in 2008, compared to 2007. Cash used to acquire investments in other equity securities, net of cash received from dispositions, increased by $49.7 million in 2008, compared to 2007. The Company received proceeds of $66.6 million related to the disposition of its Unitrin Business Insurance operations in 2008. The Company temporarily increased its cash on hand significantly at the end of 2007 as a result of certain premium tax planning strategies. During the first nine months of 2008, the Company reduced cash on hand.

Net Cash Used by Financing Activities increased by $233.4 million for the nine months ended September 30, 2008, compared to the same period in 2007. During the second quarter of 2007, the Company issued its $360 million senior secured notes for net proceeds of $354.9 million. The Company repaid its $300 million senior secured notes in the third quarter of 2007. Net cash used from certificates of deposits issued, net of withdrawals, was $102.7 million for the nine months ended September 30, 2008, compared to net cash provided of $122.7 million for the same period in 2007. The Company used $67.7 million of cash during the first nine months of 2008 to repurchase shares of its common stock, compared to $116.3 million of cash used to repurchase shares of its common stock for the same period in 2007.

Interest and Other Expenses

Interest and Other Expenses was $46.3 million and $14.6 million for the nine and three months ended September 30, 2008, respectively, compared to $52.2 million and $16.1 million for the same periods in 2007. Interest and Other Expenses decreased for the nine and three months ended September 30, 2008, compared to the same periods in 2007, due primarily to lower share-based compensation and bonus expense. Interest expense, excluding interest on a mortgage note payable included in real estate investment expense, was $24.5 million and $8.1 million for the nine and three months ended September 30, 2008, respectively, compared to $25.3 million and $8.1 million for the same periods in 2007. Interest Expense decreased by $0.8 million for the nine months ended September 30, 2008, compared to the same period in 2007, due primarily to lower average levels of senior notes outstanding and higher capitalized interest for the nine months ended September 30, 2008, compared to the same period in 2007, partially offset by a higher coupon rate on the Company’s 6% senior notes due May 15, 2017, compared to the Company’s 5.75% senior notes due July 1, 2007, and higher average levels of borrowing under the Company’s unsecured, revolving credit agreement. On May 11, 2007, the Company issued $360 million of its 6.00% senior notes due May 15, 2017. A portion of the proceeds from the issuance of the 6.00% senior notes was used to repay the Company’s $300 million of 5.75% senior notes due on July 1, 2007. The Company incurred interest expense in the second quarter of 2007 on both the 6.00% senior notes and the 5.75% senior notes until the principal on the 5.75% senior notes was repaid on July 2, 2007. The additional interest expense was partially offset by higher net investment income earned while the proceeds of the 6.00% senior notes were invested.

Income Taxes

The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions and the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $43.5 million and $15.7 million for the nine and three months ended September 30, 2008, respectively, compared to $44.8 million and $14.1 million for the same periods in 2007. Tax-exempt investment income and dividends received deductions decreased for the nine months ended September 30, 2008, compared to the same period in 2007, due primarily to the lower dividend income from the Company’s investments in Northrop preferred and common stock, partially offset by an increase in tax-exempt investment income. Tax-exempt investment income and dividends received deductions increased for the three months ended September 30, 2008, compared to the same period in 2007, due primarily to the increase in tax-exempt investment income, partially offset by lower dividend income from the Company’s investments in Northrop preferred and common stock. Income tax benefit from continuing operations for the nine and three months ended September 30, 2008 included net state income tax expense of $3.0 million and $4.4 million, respectively, compared to net state income tax expense of $1.0 million and net state income tax benefit of $0.4 million, for the same periods in 2007.

Accounting Changes

Changes in accounting standards that are most critical to the Company are discussed in Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements under the heading “Accounting Changes.” The accounting changes discussed are:

•	SFAS No. 157, Fair Value Measurements;

•	SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115;

•	SFAS No. 141(R), Business Combinations;

•	SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51;

•	SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133;

•	SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60;

•	FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities; and

•	FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Quantitative Information About Market Risk (continued)

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both September 30, 2008 and December 31, 2007 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Automobile Loan Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at September 30, 2008 and December 31, 2007, respectively. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at September 30, 2008 and December 31, 2007, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% and 10% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at September 30, 2008 and December 31, 2007, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.94 and 0.88 at September 30, 2008 and December 31, 2007, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended September 30, 2008 and December 31, 2007, respectively, and weighted on the fair value of such securities at September 30, 2008 and December 31, 2007, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the market value of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
September 30, 2008
Assets
Investments in Fixed Maturities	$3,955.4	$(272.1)	$—	$(272.1)
Investments in Equity Securities	866.2	(5.5)	(209.7)	(215.2)
Automobile Loan Receivables	1,162.8	(14.4)	—	(14.4)

Liabilities
Certificates of Deposits	$1,187.0	$21.4	$—	$21.4
Notes Payable	491.8	23.6	—	23.6

December 31, 2007
Assets
Investments in Fixed Maturities	$3,686.7	$(248.1)	$—	$(248.1)
Investments in Equity Securities	1,303.6	(3.9)	(108.8)	(112.7)
Automobile Loan Receivables	1,230.3	(16.5)	—	(16.5)

Liabilities
Certificates of Deposits	$1,269.7	$26.3	$—	$26.3
Notes Payable	550.3	30.9	—	30.9

Quantitative Information About Market Risk (continued)

The market risk sensitivity analysis assumes that the composition of the Company’s interest rate sensitive assets and liabilities, including, but not limited to, credit quality, and the equity price sensitive assets existing at the beginning of the period remains constant over the period being measured. As discussed in Note 20, “Subsequent Event—Change in Equity Investments” to the Condensed Consolidated Financial Statements, the Company sold a significant portion of its Investments in Equity Securities in October 2008. Accordingly, the Equity Price Risk indicated above for the Company’s Investments in Equity Securities at September 30, 2008 is not indicative of the Company’s equity price risk following such sales in October 2008. It also assumes that a particular change in interest rates is uniform across the yield curve regardless of the time to maturity. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Also, any future correlation, either in the near term or the long term, between the Company’s common stock equity securities portfolio and the S&P 500 may differ from the historical correlation as represented by the weighted-average historical beta of the common stock equity securities portfolio. Accordingly, the market risk sensitivity analysis may not be indicative of, is not intended to provide, and does not provide, a precise forecast of the effect of changes in market rates on the Company’s income or shareholders’ equity. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates or equity prices.

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

•

Changes in laws or regulations governing or affecting the regulatory status of industrial banks, such as Fireside Bank, and their parent companies, including minimum capital requirements and restrictions on the non-financial activities and equity investments of companies that acquire control of industrial banks;

•

Changes in the estimated rates of automobile loan receivables net charge-off, including, but not limited to, the impact of changes in the fair value of collateral held, used to estimate Fireside Bank’s reserve for loan losses;

•	The failure to complete the acquisition of Direct Response;

•	The level of success and costs expended in realizing economies of scale and implementing significant business consolidations and technology initiatives;

Caution Regarding Forward-Looking Statements (continued)

•	Increased costs and risks related to data security;

•	Absolute and relative performance of the Company’s products or services; and

•	Other risks and uncertainties described from time to time in the Company’s filings with the SEC.

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

Information concerning pending legal proceedings is incorporated herein by reference to Note 19, “Legal Proceedings” to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 1A.	Risk Factors

Most issuers, including Unitrin, are exposed to numerous risks associated with the extremely volatile and disruptive nature of the current capital and credit markets. The following discussion details the significant factors affecting the other risks that are more specific to Unitrin.

Risk Factors (continued)

Realized losses from investments may occur in the event that policyholders surrender life insurance policies or request policy loans at rates materially greater than assumed.

The Company’s Life and Health Insurance segment’s principal market for life insurance consists of customers of modest incomes who desire basic protection for themselves and their families. These customers generally are families with annual incomes of less than $25,000. In a severe downturn in the economy with high unemployment rates, these customers may forgo basic insurance protection for themselves and their families in favor of basic daily necessities of food and shelter. In such cases, customers might surrender their life insurance policies to receive the policies’ cash value or may request policy loans. While the Company’s Life and Health Insurance segment maintains short-term liquidity to meet normal policy surrender and loan activity, a material, elevated level of policy surrender and loan activity could result in the Company’s Life and Health Insurance segment selling impaired investments before unrealized losses have been fully recovered. The Company’s premium revenues could also decline due to policy surrender activity which may adversely affect the Company’s results of operation.

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

Risk Factors (continued)

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

Risk Factors (continued)

Fireside Bank maintains an allowance for loan losses that represents management’s best estimate of the inherent losses in its automobile loan receivable portfolio. If the allowance is inadequate, Fireside Bank would recognize the losses in excess of that allowance as an expense and the Company’s results of operations would be adversely affected. A material adjustment to the allowance for loan losses could also result in Fireside Bank’s ratio of Tier 1 capital to total assets falling below the 15% ratio level that Fireside Bank agreed with its regulators to maintain. In such a case, the Company would likely contribute additional amounts of capital to Fireside Bank. Such contributions could impact Unitrin’s liquidity and capital resources available for other corporate purposes.

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

See “Competition” in Item 1 of Part I beginning on pages 18 and 20 of the 2007 Annual Report, for more information on the competitive rankings in the property and casualty insurance markets and the life and health insurance markets, respectively, in the United States.

A significant downgrade in the ratings of Unitrin’s insurance subsidiaries could adversely affect their businesses.

Third party rating agencies assess and rate the claims-paying ability of insurance companies based on criteria established by the agencies. Financial strength ratings are used by agents and clients as an important means of assessing the financial strength and quality of insurers. A significant downgrade by a recognized rating agency in the ratings of Unitrin’s insurance subsidiaries, particularly those that market their products through independent agents, could result in a substantial loss of business for that subsidiary if agents or policyholders move to other companies with higher claims paying and financial strength ratings. Any such substantial loss of business could have a material adverse effect on the financial condition and results of operations of that subsidiary.

Unitrin’s subsidiaries are subject to significant regulation by state insurance departments and by the Federal Deposit Insurance Corporation (“FDIC”) and state bank regulators.

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

Banking. Fireside Bank is regulated by the California Department of Financial Institutions and the FDIC. These agencies regulate most aspects of Fireside Bank’s business and impose reporting obligations and a broad array of restrictions and requirements on such matters as capitalization, dividends, investments, loans and borrowings, and many requirements that relate to privacy and fairness in consumer credit or the detection and prevention of fraud and financial crime.

Risk Factors (continued)

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

For a more detailed discussion of the regulations applicable to Unitrin’s subsidiaries, see “Insurance Regulation” and “Fireside Bank Regulation” under “Regulation” in Item 1 in the 2007 Annual Report, beginning on page 21.

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

Unitrin and its subsidiaries are involved in lawsuits, regulatory inquiries, and other legal proceedings arising out of the ordinary course of its businesses. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities, and the outcomes of these matters are difficult to predict. For further information about the Company’s pending litigation, see “Item 1, Legal Proceedings” of this Form 10-Q.

The Company is dependent on receiving dividends from its subsidiaries to service its debt and to pay dividends to its shareholders.

As a holding company with no business operations of its own, Unitrin depends on the dividend income that it receives from its subsidiaries as the primary source of funds to pay interest and principal on its outstanding debt obligations and to pay dividends to its shareholders. Unitrin’s subsidiaries are subject to significant regulatory restrictions from state insurance and banking laws and regulations that limit their ability to declare and pay dividends. These regulations impose minimum solvency and liquidity requirements on dividends between affiliated companies and require prior notice to, and may require approval from state insurance or bank regulators before dividends can be paid. The inability of one or more of Unitrin’s subsidiaries to pay sufficient dividends to Unitrin may materially affect Unitrin’s ability to timely pay its debt obligations or to pay dividends to its shareholders.

The Company’s equity investments are concentrated.

At September 30, 2008, the Company held 6.2 million shares of Northrop common stock. The total fair market value of the Company’s equity position in Northrop at September 30, 2008 was $376.0 million, or 33.7% of the fair market value of the Company’s total equity portfolio (including its investee at fair market value). The fair market value of the Company’s holdings of Intermec, the Company’s investee, common stock at September 30, 2008 was $248.6 million, or 22.3% of the fair market value of the Company’s total equity portfolio (including its investee at fair market value). Its equity holdings in Northrop after tax represent approximately 13% of the Company’s total shareholders’ equity at September 30, 2008. The remainder of the Company’s equity investments was primarily comprised of a diversified pool of primarily externally managed common stock.

Risk Factors (continued)

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

The Company’s investments in limited liability investment companies and partnerships are concentrated in companies and partnerships that invest in distressed and mezzanine debt and secondary transactions.

At September 30, 2008, the Company’s insurance subsidiaries had $281.5 million invested in limited liability partnerships and companies, accounted for under the equity method of accounting, that invest in distressed and mezzanine debt of other companies and secondary transactions. In addition, the Company’s insurance subsidiaries had unfunded commitments to invest an additional $95.1 million in such limited liability partnerships and companies. Such unfunded commitments generally may be used to fund other investments of such limited liability partnerships and companies as well as to fund losses of such limited liability partnerships and companies. The underlying investments of such limited liability partnerships and companies generally provide opportunities for higher returns, but at a higher risk than investment-grade investments. General economic swings influence the performance of the underlying investments in distressed and mezzanine debt and secondary transactions. A severe and continued downturn in the economy may result in deterioration in the business prospects of the issuers of the underlying investments that could adversely affect the Company’s operating results and financial position.

The Company is subject to interest rate and default risk in its investment portfolio.

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

Another of the Company’s primary risk exposures is default risk related to the Company’s investments in fixed maturity obligations. A severe and continued downturn in the economy may result in the deterioration in the prospects of the issuers and their inability to meet their contractual obligations when due that could adversely affect the Company’s operating results, liquidity and financial position.

Managing technology initiatives to address business developments and increasing data security regulations and risks present significant challenges to the Company.

Although technological developments can streamline many business processes and ultimately reduce the cost of operations, technology initiatives can also present short-term cost and implementation risks. In addition, projections of expenses, implementation schedules and utility of results may be inaccurate and can escalate over time. Data security is subject to increasing regulation. The Company faces rising costs and competing time constraints in meeting compliance requirements of new and proposed regulations. The expanding volume and sophistication of computer viruses, hackers and other external hazards may increase the vulnerability of the Company’s data systems to security breaches. These increased risks and expanding regulatory requirements expose the Company to potential data loss and damages and significant increases in compliance and litigation costs.

Item 2.	Changes in Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2008	—	N/A	—	1,806,854
August 1 - August 31, 2008	—	N/A	—	1,806,854
September 1 - September 30, 2008	428,400	$27.02	428,400	1,378,454

(1)	The Company’s stock repurchase program was first announced on August 8, 1990 and has been subsequently expanded several times, most recently in November 2006, when the Board of Directors expanded the Company’s authority to repurchase the Company’s common stock by an aggregate number of 6,000,000 shares (in addition to approximately 750,000 shares remaining under its prior authorization). The repurchase program does not have an expiration date.

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

Item 6.	Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s 2007 Annual Report on Form 10-K filed February 4, 2008.)

3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 12, 2008.)

4.1	Rights Agreement between Unitrin, Inc. and Computershare Trust Company, N.A. as successor Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, dated as of August 4, 2004 and amended May 4, 2006 and October 9, 2006 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2004, Exhibits 4.1 and 4.2 to the Company’s Registration Statement on Form 8-A/A dated May 4, 2006 and Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A dated October 10, 2006.)

4.2	Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.3	Officer’s Certificate, including form of Senior Note with respect to the Company’s 6.00% Senior Notes due May 15, 2017 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010.

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.1 to the Company’s 2006 Annual Report on Form 10-K filed February 2, 2007.)

10.2	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.3	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.4	Unitrin, Inc. 2002 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.5	2005 Restricted Stock and Restricted Stock Unit Plan (Incorporated herein by reference to Appendix B to the Company’s Proxy Statement, dated March 28, 2005, in connection with the Company’s 2005 Annual Meeting of Shareholders.)

10.6	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.7	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.8	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.9	Form of Restricted Stock Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.10	Unitrin, Inc. Pension Equalization Plan, as amended by First and Second Amendments to the Unitrin, Inc. Pension Equalization Plan (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

10.11	Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.11 to the Company’s 2006 Annual Report on Form 10-K filed February 2, 2007), with the following executive officers:

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

Unitrin, Inc.

Date: November 3, 2008	/s/ Donald G. Southwell
Donald G. Southwell
President and Chief Executive Officer

Date: November 3, 2008	/s/ Eric J. Draut
Eric J. Draut
Executive Vice President and Chief Financial Officer

Date: November 3, 2008	/s/ Richard Roeske
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)