Form 10-K
period 2008-12-31
UNITRIN INC
filed 2009-02-04
CIK 860748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.6 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

Registrant had 62,314,503 shares of common stock outstanding as of January 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2009 are incorporated by reference into Part III.

Caution Regarding Forward-Looking Statements

This 2008 Annual Report on Form 10-K, including the accompanying consolidated financial statements of Unitrin, Inc. (“Unitrin”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and the notes thereto appearing in Item 8 herein (the “Consolidated Financial Statements”), the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the “MD&A”) and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “believe(s),” “goal(s),” “target(s),” “estimate(s),” “anticipate(s),” “forecast(s),” “project(s),” “plan(s),” “intend(s),” “expect(s),” “might,” “may” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this 2008 Annual Report on Form 10-K. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements.

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

•	Governmental actions, including new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions;

•	Adverse outcomes in litigation or other legal or regulatory proceedings involving Unitrin or its subsidiaries or affiliates;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services;

•	The impact of residual market assessments and assessments for insurance industry insolvencies;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces;

•	Changes in ratings by credit rating agencies including A.M. Best Co., Inc. (“A.M. Best”);

•

Changes in laws or regulations governing or affecting the regulatory status of industrial banks, such as Fireside Bank, and their parent companies, including minimum capital requirements and restrictions on the non-financial activities and equity investments of companies that acquire control of industrial banks;

•

Changes in the estimated rates of automobile loan receivables net charge-off used to estimate Fireside Bank’s reserve for loan losses, including, but not limited to, the impact of changes in the value of collateral held;

•	The failure to complete the acquisition of Direct Response Corporation and its subsidiaries (“Direct Response”);

•	The level of success and costs expended in realizing economies of scale and implementing significant business consolidations and technology initiatives;

•	Increased costs and risks related to data security;

•	Absolute and relative performance of the Company’s products or services; and

•	Other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. The Company assumes no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this 2008 Annual Report on Form 10-K. The reader is advised, however, to consult any further disclosures the Company makes on related subjects in filings made with the SEC.

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

(a) GENERAL DEVELOPMENT OF BUSINESS

Purchase of Primesco, Inc.

On April 1, 2008, Unitrin completed its acquisition of Primesco, Inc. (“Primesco”) of Decatur, Alabama, in a cash merger transaction for a total purchase price of $95.5 million, including transaction costs of $0.2 million. Primesco’s wholly-owned subsidiaries, Mutual Savings Life Insurance Company (“Mutual Savings Life”) and Mutual Savings Fire Insurance Company (“Mutual Savings Fire”), specialize in the sale of life, health and fire insurance products to persons of modest financial means in Alabama, Georgia, Mississippi and several other states in the Southeast. Similar to the Company’s Career Agency Companies business unit, Mutual Savings Life and Mutual Savings Fire employ a network of employee agents who call on customers in their homes to sell and service products and collect premiums. Due to the similarity of the products, distribution network and back-office operations of the Company’s Career Agency Companies and Mutual Savings Life and Mutual Savings Fire, the Company is in the process of combining the businesses into a single business unit.

Pending Purchase of Direct Response Corporation

On August 29, 2008, Unitrin’s subsidiary, Trinity, entered into a definitive agreement to acquire Direct Response in a cash transaction initially valued at approximately $220 million, subject to certain purchase price adjustments. Such purchase price adjustments are currently estimated to reduce the purchase price to approximately $200 million. Except for approval yet to be received from a state insurance regulator, the Company has received all federal and state regulatory approvals necessary to close the transaction. The transaction is subject to timely approval by such insurance regulator and the satisfaction of other customary closing conditions. Direct Response specializes in the sale of personal automobile insurance through direct mail and the Internet through web insurance portals and its own websites, response.com and teachers.com. Due to the similarity of the products and back-office operations of the Company’s Unitrin Direct business unit and Direct Response, the Company intends to combine the two businesses into a single business unit.

Sale of Unitrin Business Insurance

On June 3, 2008, the Company completed its previously disclosed sale of its Unitrin Business Insurance operations to AmTrust Financial Services, Inc. (“AmTrust”) for total consideration of $101.8 million. AmTrust acquired the renewal rights to the Unitrin Business Insurance book of business, certain legal entities and selected other assets, and the workforce that the Company employed to underwrite and process its Unitrin Business Insurance products. The Company retained pre-closing loss and loss adjustment expense (“LAE”) reserves. Results of operations for Unitrin Business Insurance are reported as discontinued operations in the Consolidated Financial Statements.

Unitrin Business Insurance’s products included commercial automobile, general liability, fire, multi-peril and workers compensation insurance and were marketed by independent insurance agents.

Unitrin Common Stock Repurchases

During 2008, Unitrin repurchased approximately 2 million shares of its common stock at an aggregate cost of $69 million in open market transactions. Subject to market conditions and other factors, the Company may, from time to time, repurchase additional shares of Unitrin common stock, in the open market or in privately negotiated transactions, pursuant to the outstanding repurchase authorization of Unitrin’s Board of Directors. At December 31, 2008, approximately 1.4 million shares of Unitrin common stock remained under such authorization.

(b) BUSINESS SEGMENT FINANCIAL DATA

Financial information about Unitrin’s business segments for the years ended December 31, 2008, 2007 and 2006 is contained in the following portions of this 2008 Annual Report on Form 10-K of Unitrin, Inc. and is incorporated herein by reference: (i) Note 19, “Business Segments,” to the Consolidated Financial Statements; and (ii) MD&A.

(c) DESCRIPTION OF BUSINESS

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and automobile finance businesses. The Company conducts its operations through five operating segments: Kemper, Unitrin Specialty, Unitrin Direct, Life and Health Insurance and Fireside Bank.

NOTE: The Company uses the registered trademark, “Kemper”, under license, for personal lines insurance only, from Lumbermens Mutual Casualty Company (“Lumbermens”), which is not affiliated with the Company. Lumbermens continues to use the name, “Kemper Insurance Companies” (“KIC”), in connection with its operations, which are distinct from, and not to be confused with, Unitrin’s Kemper business segment.

Unitrin’s subsidiaries employ approximately 7,700 full-time associates supporting its operations of which approximately 1,220 are employed in the Kemper segment, 770 in the Unitrin Specialty segment, 610 in the Unitrin Direct segment, 4,100 in the Life and Health Insurance segment, 730 at Fireside Bank and the remainder in various corporate and other staff functions.

Property and Casualty Insurance Business

Unitrin’s property and casualty insurance business operations are primarily conducted through the Kemper, Unitrin Specialty, and Unitrin Direct segments. In addition, the Life and Health Insurance segment’s career agents also sell property insurance to its customers. Unitrin’s insurance subsidiaries operating in the Kemper, Unitrin Specialty, Unitrin Direct and Life and Health Insurance segments provide automobile, homeowners, fire, and other types of property and casualty insurance to individuals and commercial automobile insurance to businesses. Automobile insurance in these segments accounted for 57%, 57% and 56% of Unitrin’s consolidated insurance premiums earned from continuing operations for the years ended December 31, 2008, 2007 and 2006, respectively. Automobile insurance in these segments accounted for 50%, 45% and 45% of Unitrin’s consolidated revenues from continuing operations for the years ended December 31, 2008, 2007 and 2006, respectively. Homeowners insurance, excluding dwellings and personal property insurance, in these segments accounted for 12%, 13% and 12% of Unitrin’s consolidated insurance premiums earned from continuing operations for the years ended December 31, 2008, 2007 and 2006, respectively. Homeowners insurance, excluding dwellings and personal property insurance, in these segments accounted for 11%, 10% and 10% of Unitrin’s consolidated revenues from continuing operations for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Kemper

Kemper, based in Jacksonville, Florida, conducts business in 39 states geographically dispersed throughout the United States. In 2008, the following states provided approximately three-fifths of the premium revenues included in this segment: New York (18%), North Carolina (13%), California (13%) and Texas (12%).

Kemper primarily sells preferred and standard risk automobile and homeowners insurance. Kemper’s insurance products accounted for approximately 51% of the aggregate insurance premium revenues of Unitrin’s continuing property and casualty insurance business in 2008. Kemper’s products are marketed by over 2,500 independent insurance agents. These personal lines products are designed and priced for those individuals who have demonstrated favorable risk characteristics and loss history. Typical customers include middle to upper income individuals and families.

Unitrin Specialty

Unitrin Specialty, based in Dallas, Texas, conducts business in 24 states, principally in the midwest, southeast, southwest and western United States. In 2008, the following states provided more than two-thirds of the premium revenues in this segment: California (38%), Texas (20%), Washington (5%) and Louisiana (5%).

Unitrin Specialty provides nonstandard personal and commercial automobile insurance. Unitrin Specialty’s insurance products accounted for approximately 27% of the aggregate insurance premium revenues of Unitrin’s continuing property and casualty insurance business in 2008. Nonstandard automobile insurance is provided for individuals and businesses that have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records or claims or premium payment history. Unitrin Specialty’s products are marketed through approximately 8,000 independent agents and brokers.

Unitrin Direct

Unitrin Direct, based in Chicago, Illinois, markets automobile insurance primarily through direct mail, web insurance portals, “click-thrus,” and its own website. In addition, Merastar Insurance Company, based in Chattanooga, Tennessee, specializes in the sale of personal automobile and homeowners insurance through employer-sponsored voluntary benefit programs. The combined Unitrin Direct segment’s automobile and homeowners insurance products are available in every state in the U.S. with the exception of Alaska, Hawaii and Massachusetts. In 2008, the following states provided approximately two-thirds of the premium revenues in this segment: California (14%), Florida (14%), Michigan (7%), Pennsylvania (7%), New York (6%), Virginia (6%), Georgia (5%) and New Jersey (5%). Unitrin Direct’s insurance products accounted for approximately 16% of the aggregate insurance premium revenues of Unitrin’s continuing property and casualty insurance business in 2008.

Unitrin Direct writes a broad spectrum of personal automobile insurance risks ranging from preferred to non-standard private passenger automobile insurance risks, and competes with companies that sell insurance directly to the consumer and employer-sponsored voluntary benefit programs, as well as companies that sell through agents. Unitrin Direct also offers homeowners and renters insurance across 48 states, and in 2008 began offering homeowners and renters insurance directly to consumers across 10 states, complementing its direct automobile insurance business.

Property and Casualty Loss and Loss Adjustment Expense Reserves

The Company’s reserves for losses and LAE for property and casualty insurance (“Property and Casualty Insurance Reserves”) are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $1,268.7 million and $1,322.9 million of gross loss and LAE reserves at December 31, 2008 and 2007, respectively. Property and Casualty Insurance Reserves by business segment at December 31, 2008 and 2007 were:

Dollars in Millions	2008	2007
Business Segments:
Kemper	$476.1	$502.4
Unitrin Specialty	293.1	278.6
Unitrin Direct	163.1	142.6
Life and Health Insurance	23.0	11.4

Total Business Segments	955.3	935.0
Discontinued Operations	280.0	342.2
Unallocated Ceded Reserves	33.4	45.7

Total Property and Casualty Insurance Reserves	$1,268.7	$1,322.9

Certain reserves acquired in connection with a business acquisition from SCOR Reinsurance Company (“SCOR”) in 2002 (the “Unallocated Ceded Reserves”) are reinsured by an insurance subsidiary of SCOR (see Note 8, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). The Company does not allocate these reserves to its business segments.

In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain and the actual ultimate net cost of claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures which may not be discovered or reported until years after the insurance policy period has ended. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expense” beginning on page 32 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.

The Company’s goal is to ensure its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs, while sustaining minimal variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully developed. Changes in the Company’s estimates of these losses and LAE over time, also referred to as “development,” will occur and may be material. Favorable development is recognized when the Company decreases its estimate of previously reported losses and LAE and results in an increase in net income in the period recognized, whereas adverse development is recognized when the Company increases its estimate of previously reported losses and LAE and results in a decrease in net income. The Company recognized total favorable development of $79.3 million, $101.1 million and $91.6 million before tax for the years ended December 31, 2008, 2007 and 2006, respectively. Development for each of the Company’s continuing business segments and Unitrin Business Insurance for the years ended December 31, 2008, 2007 and 2006, was:

	Favorable (Adverse) Development
Dollars in Millions	2008	2007	2006
Continuing Operations:
Kemper	$61.0	$54.2	$68.2
Unitrin Specialty	5.5	15.3	8.9
Unitrin Direct	(3.2)	(5.5)	(4.5)
Life and Health Insurance	(13.7)	(8.6)	(6.8)

Total Favorable Development from Continuing Operations, Net	49.6	55.4	65.8

Discontinued Operations:
Unitrin Business Insurance, Net	29.7	45.7	25.8

Total Favorable Development, Net	$79.3	$101.1	$91.6

Development in the Company’s Kemper segment comprised a substantial portion of the Company’s development reported in continuing operations in 2008, 2007 and 2006. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expense—Kemper Development” for additional information regarding this development. See MD&A, “Catastrophes,” “Kemper,” “Unitrin Specialty,” “Unitrin Direct,” and “Life and Health Insurance” for the impact of development on the results reported by the Company’s business segments. See MD&A, “Catastrophes,” for additional information on the impact of catastrophes on the development reported for the Company’s Life and Health Insurance segment. See Note 8, “Property and Casualty Insurance Reserves” to the Consolidated Financial Statements for a tabular reconciliation for the latest three one-year periods setting forth the Company’s Property and Casualty Insurance Reserves as of the beginning of each year, incurred losses and LAE for insured events of the current year, changes in incurred losses and LAE for insured events of prior years, payments of losses and LAE for insured events of the current year, payments of losses and LAE for insured events of prior years and the Company’s Property and Casualty Insurance Reserves at the end of the year and additional information regarding the nature of adjustments to incurred losses and LAE for insured events of prior years.

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

Loss and Loss Adjustment Expense Reserve Development

	December 31,
Dollars in Millions	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Gross Reserve for Unpaid Losses and LAE	$448	$521	$541	$700	$975	$1,426	$1,511	$1,531	$1,433	$1,323	$1,269
Deduct:
Reinsurance Recoverables	16	35	36	62	92	325	229	209	138	85	85

Net Reserve for Unpaid Losses and LAE	$432	$486	$505	$638	$883	$1,101	$1,282	$1,322	$1,295	$1,238	$1,184

Cumulative Amount Paid, Net of Reinsurance as of:
One Year Later	$191	$229	$274	$341	$402	$405	$487	$508	$511	$518
Two Years Later	288	336	393	483	578	621	707	742	724
Three Years Later	339	404	477	568	682	788	830	854
Four Years Later	368	456	523	617	731	850	891
Five Years Later	386	486	556	647	762	882
Six Years Later	400	508	576	666	781
Seven Years Later	409	523	590	679
Eight Years Later	421	531	600
Nine Years Later	427	539
Ten Years Later	434
Reestimate of Net Reserve for Unpaid Losses and LAE as of:
End of Year	$432	$486	$505	$638	$883	$1,101	$1,282	$1,322	$1,295	$1,238	$1,184
One Year Later	419	485	564	720	886	1,062	1,190	1,230	1,195	1,159
Two Years Later	408	495	612	722	879	1,026	1,131	1,158	1,106
Three Years Later	427	533	619	724	872	1,006	1,088	1,106
Four Years Later	441	544	623	725	857	980	1,049
Five Years Later	448	548	624	719	840	951
Six Years Later	453	549	623	709	819
Seven Years Later	453	548	618	693
Eight Years Later	452	543	608
Nine Years Later	449	535
Ten Years Later	442

Loss and Loss Adjustment Expense Reserve Development

	December 31,
Dollars in Millions	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Initial Net Reserve for Unpaid Loses and LAE in Excess Of (Less Than) Reestimated Net Reserve for Unpaid Losses and LAE:

Amount of Reestimate	$(10)	$(49)	$(103)	$(55)	$64	$150	$233	$216	$189	$79

Reestimate as a Percentage of Initial Net Reserve for Unpaid Losses and LAE	(2.3)%	(10.1)%	(20.4)%	(8.6)%	7.2%	13.6%	18.2%	16.3%	14.6%	6.4%

Latest Reestimate of:
Gross Reserve for Unpaid Losses and LAE	$468	$629	$712	$796	$921	$1,283	$1,275	$1,328	$1,246	$1,216
Recoverable for Reinsurance	26	94	104	103	102	332	226	222	140	57

Net Reserve for Unpaid Losses and LAE	$442	$535	$608	$693	$819	$951	$1,049	$1,106	$1,106	$1,159

Cumulative (Increase) Decrease to Reestimation of Gross Reserve for Unpaid Losses and LAE:	$(20)	$(108)	$(171)	$(96)	$54	$143	$236	$203	$187	$107

The Company acquired Valley Group Inc. and its subsidiaries (“VGI”) in 1999. Accordingly, reserves for VGI are included in the table for 1999 and forward. Under the agreement governing the acquisition of VGI, the Company was entitled to recover from the seller 90% of the unfavorable development of VGI’s pre-acquisition loss and LAE reserves, subject to a maximum recovery of $50 million. Reserve development shown in the preceding table for the years 1999 to 2004 is net of changes in the Company’s estimated recovery, which was received in 2004. Reserves increased in 2002 and 2003 partly due to the Company’s acquisition of the personal lines business of KIC. At the end of 2002, the Company also acquired two insurance companies from SCOR. Reinsurance recoverable in 2003 and forward includes a recoverable from a subsidiary of SCOR under an indemnity reinsurance agreement whereby the subsidiary assumed the pre-acquisition liabilities of the two insurance companies acquired by the Company. In 2005, three major hurricanes that significantly impacted the Company (Katrina, Rita and Wilma) made landfall in the United States. Accordingly, reserves at December 31, 2005 increased as claims from these hurricanes were established for adjudication, and declined in subsequent years as claims were paid. The Company acquired Merastar in 2007. Accordingly, reserves for this business are included in the table for 2007 and forward. In 2008, three major hurricanes that significantly impacted the Company (Dolly, Gustav and Ike) made landfall in the United States. Accordingly, reserves at December 31, 2008 increased as claims from these hurricanes were established for adjudication.

Reserve estimates increase or decrease as more information becomes known about individual claims and as changes in conditions and claims trends become more apparent. In 2008, the Company reduced its property and casualty insurance reserves by $79.3 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $45.8 million and commercial lines insurance losses and LAE reserves developed favorably by $33.5 million in 2008. Personal lines insurance losses and LAE reserves developed favorably in 2008 due primarily to the emergence of more favorable loss trends than expected for the 2006 and 2005 accident years due to the improvements in the Company’s claims handling procedures, partially offset by adverse development of $8.9 million related to certain re-opened claims from Hurricane Rita, which occurred in the 2005 accident year. Commercial lines insurance losses and LAE reserves developed favorably in 2008 primarily in the Company’s discontinued operations. During the fourth quarter of 2008, the Company’s actuaries conducted their regular reserve review of the Unitrin Business Insurance run-off business for all traditional reserving groups. In addition, the Company’s actuaries updated certain analyses using the Company’s experience as well as more recent industry studies to re-estimate asbestos, environmental liabilities and construction defect liabilities. These updated analyses, along with the actuaries’ regular reserve reviews during 2008, resulted in favorable reserve development of $29.7 million in 2008. In 2007, the Company reduced its property and casualty insurance reserves by $101.1 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE and commercial lines insurance losses and LAE developed favorably by $44.4 million and $56.7 million, respectively, in 2007. The reserve reductions were primarily due to the emergence of more favorable loss trends than expected for the 2006, 2005 and 2004 accident years, partially due to the improvements in the Company’s claims handling procedures. In 2006, the Company reduced its property and casualty insurance reserves by $91.6 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE and commercial lines insurance losses and LAE developed favorable by $63.6 million and $28.0 million, respectively, in 2006. The reserve reductions were primarily due to the emergence of more favorable loss trends than expected for the 2005 and 2004 accident years, partially due to the improvements in the Company’s claims handling procedures. In 2005, the Company reduced its property and casualty insurance reserves by $92.1 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE and commercial lines insurance losses and LAE developed favorably by $73.1 million and $19.0 million, respectively, in 2005. The reserve reductions were primarily due to the emergence of more favorable loss trends than expected for the 2004 and 2003 accident years, partially due to improvements in the Company’s claims handling procedures. In 2004, the Company reduced its property and casualty insurance reserves by $39.0 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE and commercial lines insurance losses and LAE developed favorably by $29.7 million and $9.3 million, respectively, in 2004. The reserve reductions were primarily due to favorable development of the 2003 accident year. During 2001 and 2002, the Company increased its property and casualty insurance reserves to reflect adverse development due to developing loss trends primarily related to construction defect, mold, automobile liability and product liability loss exposures in its commercial lines of business as well as personal automobile liability.

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

Reinsurance

The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in such regions, and reinsurance. To limit its exposures to catastrophic events, the Company maintains various primary catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each primary catastrophe reinsurance program is provided in various layers. In addition to these programs, the Company purchases reinsurance from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in Florida at retentions lower than those described below for the Company’s primary catastrophe reinsurance programs. See Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for information pertaining to the Company’s primary catastrophe reinsurance programs for 2008, 2007 and 2006. The Company’s catastrophe reinsurance programs for 2009 are described below.

Coverage for each catastrophe reinsurance program effective January 1, 2009 is provided in various layers as presented below:

	Catastrophe Losses and LAE		Percentage of Coverage
(Dollars in Millions)	In Excess of	Up to
Kemper Segment
Retained	$–	$50.0	0.0%
1st Layer of Coverage	50.0	100.0	55.4%
2nd Layer of Coverage	100.0	200.0	95.0%
3rd Layer of Coverage	200.0	350.0	86.6%

Unitrin Direct and Unitrin Specialty Segments
Retained	$–	$2.0	0.0%
1st Layer of Coverage	2.0	15.0	95.7%

Life and Health Insurance Segment—Property Insurance Operations
Retained	$–	$8.0	0.0%
1st Layer of Coverage	8.0	15.0	97.0%
2nd Layer of Coverage	15.0	25.0	100.0%

The Company substantially reduced the level of catastrophe reinsurance coverage purchased for its Life and Health Insurance segment in 2009 in anticipation of reducing its exposure to catastrophe risks prior to the beginning of the hurricane season. If the Company does not substantially reduce the Life and Health Insurance segment’s exposure to catastrophe risks prior to the beginning of the hurricane season, the Company expects to purchase additional catastrophe reinsurance coverage, subject to availability of coverage on terms acceptable to the Company.

The estimated aggregate annual premiums, excluding reinstatement premium in 2009 are $22.8 million for the Kemper segment program, $1.2 million for the Unitrin Direct and Unitrin Specialty segments program and $3.8 million for the Life and Health Insurance segment program.

In the event that the Company’s incurred catastrophe losses and LAE covered by any of its catastrophe reinsurance programs exceed the retention for that particular layer, each of the programs above requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such layer. The reinstatement premium is a percentage of the original premium based on the ratio of the losses exceeding the Company’s retention to the reinsurers’ coverage limit. The catastrophe reinsurance program for the Life and Health Insurance segment also includes reinsurance coverage from the FHCF for hurricane losses in Florida at retentions lower than those described above.

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

For further discussion of the reinsurance programs, see Note 8, “Property and Casualty Insurance Reserves,” Note 20, “Catastrophe Reinsurance,” and Note 21, “Other Reinsurance,” to the Consolidated Financial Statements.

Pricing

Pricing levels for property and casualty insurance are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business and economic conditions including market rates of interest, inflation, expense levels, and judicial decisions. In addition, many state regulators require consideration of investment income when approving or setting rates, which reduces underwriting margins. See MD&A under the captions “Kemper,” “Unitrin Specialty” and “Unitrin Direct.”

Competition

Based on the most recent annual data published by A.M. Best as of the end of 2007, there were approximately 965 property and casualty insurance groups in the United States, made up of approximately 2,350 companies. Unitrin’s property and casualty insurance companies ranked among the 70 largest property and casualty insurance groups in the United States, measured by net premiums written (42nd), policyholders’ surplus (68th) and admitted assets (64th).

In 2007, the industry’s estimated net premiums written were more than $450 billion, of which 77% were accounted for by the top 50 groups of companies. Unitrin’s property and casualty insurance companies wrote less than 1% of the industry’s estimated 2007 premium volume.

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

Life and Health Insurance Business

The Company’s Life and Health Insurance segment consists of Unitrin’s wholly-owned subsidiaries, United Insurance Company of America (“United Insurance”), The Reliable Life Insurance Company (“Reliable”), Union

National Life Insurance Company (“Union National Life”), Mutual Savings Life, United Casualty Insurance Company of America (“United Casualty”), Union National Fire Insurance Company (“Union National Fire”), Mutual Savings Fire and Reserve National Insurance Company (“Reserve National”). As discussed below, United Insurance, Reliable, Union National Life, Mutual Savings Life, United Casualty, Union National Fire and Mutual Savings Fire (the “Career Agency Companies”) distribute their products through a network of employee, or “career,” agents. Reserve National distributes its products through a network of exclusive independent agents. Both these career agents and independent agents are paid commissions for their services. In 2008, the following states provided more than two-thirds of the Life and Health Insurance segment’s premium revenues: Texas (24%), Louisiana (11%), Mississippi (6%), Alabama (5%), Illinois (4%), Florida (4%), North Carolina (4%), Missouri (4%), Georgia (4%) and South Carolina (4%). Life insurance accounted for 17% of the Company’s consolidated insurance premiums earned from continuing operations for each of the years ended December 31, 2008, 2007 and 2006. Life insurance accounted for 15%, 13%, and 14% of Unitrin’s consolidated revenues from continuing operations for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Career Agency Companies employ nearly 2,700 career agents to distribute their products in 25 states. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. The Life and Health Insurance segment’s career agents also distribute certain property insurance products.

Customers of the Career Agency Companies generally are families with annual incomes of less than $25,000. According to the U.S. Bureau of the Census, in 2007, there were approximately 27 million households in the United States with less than $25,000 of annual income, representing approximately 24% of all U.S. households.

Reserve National

Reserve National, based in Oklahoma City, Oklahoma, is licensed in 31 states throughout the south, southwest and midwest, and specializes in the sale of accident and health insurance products and Medicare Supplement insurance, primarily to individuals living in rural areas where health maintenance organizations and preferred provider organizations are less prevalent.

Reserve National has approximately 240 independent agents appointed to market and distribute its products. These agents typically represent only Reserve National.

Reinsurance

Consistent with insurance industry practice, Unitrin’s life and health insurance companies utilize reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks. Included among the segment’s reinsurance arrangements is excess of loss reinsurance coverage specifically designed to protect against losses arising from catastrophic events under the property insurance policies distributed by the Career Agency Companies’ agents and written by United Casualty, Union National Fire and Mutual Savings Fire or written by Capitol County Mutual Fire Insurance Company (“Capitol”), a mutual insurance company owned by its policyholders, and its subsidiary, Old Reliable Casualty Company (“ORCC”), and reinsured by Unitrin’s subsidiary, Trinity. The annual catastrophe reinsurance program for the Career Agency Companies, Capitol and ORCC is described above in the discussion of “Reinsurance” under “Property and Casualty Insurance Business” of this Item 1 beginning on page 12. Also see MD&A “Catastrophes” and Note 20, “Catastrophe Reinsurance” to the Consolidated Financial Statements for additional information pertaining to the Life and Health Insurance segment’s catastrophe reinsurance program.

Lapse Ratio

The lapse ratio is a measure of a life insurer’s loss of existing business. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life and Health Insurance segment’s lapse ratio for individual life insurance was 9%, 10%, and 10% in 2008, 2007 and 2006, respectively.

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

Premiums for policies sold by the Career Agency Companies are set at levels designed to cover the relatively high cost of “in home” servicing of such policies. As a result of such higher expenses, incurred claims as a percentage of earned premiums tend to be lower for companies utilizing this method of distribution than the life insurance industry average.

Premiums for medicare supplement and other accident and health policies must take into account the rising costs of medical care. The annual rate of medical cost inflation has historically been higher than the general rate of inflation, necessitating frequent rate increases, most of which are subject to approval by state regulatory agencies.

Competition

Based on the most recent data published by A.M. Best as of the end of 2007, there were approximately 400 life and health insurance company groups in the United States, made up of approximately 2,000 companies. The Unitrin Life and Health Insurance segment ranked in the top quartile of life and health insurance company groups, as measured by admitted assets (91st), net premiums written (88th) and capital and surplus (96th).

Unitrin’s life and health insurance subsidiaries generally compete by using appropriate pricing, selling to selected markets, controlling expenses, maintaining adequate ratings from A.M. Best, and providing competitive services to agents and policyholders.

Automobile Finance Business

Fireside Bank, based in Pleasanton, California, is engaged in the automobile finance business. Fireside Bank is organized under California law as an industrial bank and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). Fireside Bank’s principal business is the financing of used automobiles through the purchase of retail installment contracts from automobile dealers. The borrowers under these contracts typically have marginal credit histories and are considered to be sub-prime.

Fireside Bank purchases loan contracts from automobile dealers in 19 states. At December 31, 2008, the following states comprised over four-fifths of Fireside Bank’s outstanding loans and contracts: California (65%), Oregon (6%), Washington (5%), Colorado (5%) and Arizona (4%). Fireside Bank is one of the largest sub-prime automobile finance sources in California. Fireside Bank does business with over 5,000 automobile dealers. Fireside Bank has over 135,000 contracts and loans outstanding, totaling in excess of $1 billion.

Strong underwriting and collection practices are key elements to successful operating performance in the sub-prime automobile finance business. Over two-thirds of Fireside Bank’s general and administrative expenses are devoted to loan production and servicing activities. Fireside Bank individually underwrites each credit application and historically has declined to extend credit to more than three-quarters of its credit applicants. See the discussion of loan loss reserves under the headings “Fireside Bank” and “Critical Accounting Estimates” in the MD&A and Note 1, “Basis of Presentation and Significant Estimates,” Note 2, “Summary of Accounting Policies and Accounting Changes,” and Note 6, “Automobile Loan Receivables and Certificates of Deposits,” to the Consolidated Financial Statements. Fireside Bank competes for automobile loan contracts primarily on the basis of timely service to its automobile dealer customers and by offering competitive terms. Principal competitors include banks, finance companies, credit unions and “captive” credit subsidiaries of automobile manufacturers.

Fireside Bank’s financing activities are funded primarily by FDIC-insured certificates of deposits. Fireside Bank originates deposits through its California branch network, through brokers and over the Internet and competes for funds primarily with other banks, credit unions and savings and loan associations.

The Company is in the process of exploring strategic alternatives associated with its investment in Fireside Bank.

Investments

The quality, nature, and amount of the various types of investments which can be made by insurance companies are regulated by state laws. Depending on the state, these laws permit investments in qualified assets including, but not limited to, municipal, state and federal government obligations, corporate bonds, real estate, preferred and common stocks, investment partnerships, limited liability investment companies and limited partnerships and mortgages, where the value of the underlying real estate exceeds the amount of the loan.

The Company employs a total return investment strategy while maintaining liquidity to meet both its short and long-term insurance obligations primarily through the combination of investment-grade fixed maturity investments and, to a lesser extent, equity securities with the potential for long-term price appreciation. See the discussions of the Company’s investments under the headings “Critical Accounting Estimates,” “Investment Results,” “Investment Quality and Concentrations,” “Securities Lending, Credit Default Swaps and Hedging Activities,” “Distressed and Mezzanine Debt and Secondary Transactions Investments” and “Liquidity and Capital Resources” in the MD&A, “Quantitative and Qualitative Disclosures about Market Risk,” in Item 7A and Note 5, “Investments,” and Note 15, “Income from Investments,” to the Consolidated Financial Statements.

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

Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (the “NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements include risk-based capital (“RBC”) rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2008, the total adjusted capital of each of Unitrin’s insurance subsidiaries exceeded the minimum levels required under RBC rules.

Unitrin’s insurance subsidiaries are required under the guaranty fund laws of most states in which they transact business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. Unitrin’s insurance subsidiaries also are required to participate in various involuntary pools or assigned risk pools, principally involving windstorms and high risk drivers. In most states, the involuntary pool participation of Unitrin’s insurance subsidiaries is in proportion to their voluntary writings of related lines of business in such states.

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

State insurance laws intended primarily for the protection of policyholders contain certain requirements that must be met prior to any change of control of an insurance company or insurance holding company that is domiciled or, in some cases, an insurance company having such substantial business that it is deemed commercially domiciled, in that state. These requirements may include the advance filing of specific information with the state insurance regulators, a public hearing on the matter, and the review and approval of the change of control by such regulators. The Company has insurance subsidiaries domiciled in a number of states, including Alabama, California, Illinois, Indiana, Louisiana, Missouri, New York, Oklahoma, Oregon, Texas and Wisconsin. In these states, “control” generally is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of an insurance company. Any purchase of Unitrin’s shares that would result in the purchaser owning 10% or more of Unitrin’s voting securities would be presumed to result in the acquisition of control of Unitrin’s insurance subsidiaries. Such an acquisition generally would require the prior approval of the insurance regulatory authorities in each state in which Unitrin’s insurance subsidiaries are domiciled or deemed to be commercially domiciled. In addition, many states require pre-acquisition notification to the state insurance regulators of a change of control of an insurance company licensed in that state if specific market concentration thresholds would be triggered by the acquisition. While those pre-acquisition notification statutes generally do not authorize the state insurance regulators to disapprove the change of control, they do authorize the issuance of a cease and desist order with respect to the insurance company if certain conditions, such as undue market concentration, would result from the acquisition. These insurance regulatory requirements may deter, delay or prevent transactions effecting control of the Company or the ownership of Unitrin’s voting securities, including transactions that could be advantageous to Unitrin’s shareholders.

Fireside Bank Regulation

Fireside Bank is an industrial bank regulated by the California Department of Financial Institutions (the “CDFI”). Under California banking law, Fireside Bank is permitted to engage in the activities of a commercial bank, except the activity of accepting demand deposits, and is generally subject to the same laws and regulations to which commercial banks are subject under the California banking law. In addition, since Fireside Bank’s deposits are insured by the FDIC, it is subject to a broad system of regulation under the Federal Deposit Insurance Act, FDIC regulations and other federal regulations. The regulations of these state and federal agencies govern most aspects of Fireside Bank’s business, and are generally intended to protect a bank’s depositors, creditors, borrowers and the deposit insurance fund. They impose reporting obligations, minimum capitalization requirements, limitations on dividends, investments, loans, borrowings, branching, mergers and acquisitions, reserves against deposits, and other requirements, including those relating to privacy, fairness in consumer credit, and prevention and detection of fraud and financial crime. Federal law also imposes certain restrictions on Fireside Bank’s transactions with the Company and other affiliates, and certain fair lending and reporting requirements involving consumer lending operations and Community Reinvestment Act activities.

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

The Company’s Life and Health Insurance segment’s principal market for life insurance consists of customers of modest incomes who desire basic protection for themselves and their families. These customers generally are families with annual incomes of less than $25,000. In a severe downturn in the economy with high unemployment rates, these customers may forgo basic insurance protection for themselves and their families in favor of basic daily necessities such as food and shelter. In such cases, customers might surrender their life insurance policies to receive the policies’ cash value or may request policy loans. While the Company’s Life and Health Insurance segment maintains short-term liquidity to meet normal policy surrender and loan activity, a material, elevated level of policy surrender and loan activity could result in the Company’s Life and Health Insurance segment selling impaired investments before unrealized losses have been fully recovered. The Company’s premium revenues could also decline due to policy surrender activity which may adversely affect the Company’s results of operations.

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

Unitrin’s insurance subsidiaries seek to reduce their exposure to catastrophe losses through underwriting strategies and the purchase of catastrophe reinsurance. Reinsurance does not relieve Unitrin’s insurance subsidiaries of their direct liability to their policyholders. As long as the reinsurers meet their obligations, the net liability for Unitrin’s insurance subsidiaries is limited to the amount of risk that they retain. However, the

Company cannot be certain that reinsurers will pay the amounts due from them either now, in the future, or on a timely basis, which could impact the Company’s liquidity. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with Unitrin’s insurance subsidiaries could have a material adverse effect on the Company’s financial position and results of operations.

In addition, market conditions beyond the Company’s control determine the availability and cost of the reinsurance protection Unitrin’s insurance subsidiaries may purchase. A decrease in the amount of reinsurance that Unitrin’s insurance subsidiaries purchase generally should decrease their cost of reinsurance, but increase their risk of loss. An increase in the amount of reinsurance that Unitrin’s insurance subsidiaries purchase generally should increase their cost of reinsurance, but decrease their risk of loss. However, if the amount of reinsurance available is reduced, Unitrin’s insurance subsidiaries could pay more for the same level, or a lower level, of reinsurance coverage. Accordingly, the Company may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect Unitrin’s insurance subsidiaries’ ability to write future business or result in their retaining more risk with respect to their insurance policies.

Estimating property and casualty insurance reserves is inherently uncertain, and if the Company’s loss reserves are insufficient, it will have an unfavorable impact on the Company’s results.

The Company establishes loss and LAE reserves to cover estimated liabilities, which remain unpaid as of the end of each accounting period, and to investigate and settle all claims incurred under the property and casualty insurance policies that it has issued. Loss and LAE reserves are established for claims that have been reported to the Company as of the end of the accounting period, as well as for claims that have occurred but have not yet been reported to the Company. The estimates of loss and LAE reserves are based on the Company’s assessment of the facts and circumstances known to it at the time, as well as estimates of the impact of future trends in the severity of claims, the frequency of claims and other factors.

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

The Company estimates the reserves for each product line and coverage that it writes. The Company uses a variety of generally accepted actuarial loss reserving estimation methodologies that analyze experience trends and other relevant factors. These methodologies generally utilize analyses of historical patterns of the development of paid and reported losses by accident year, product lines and coverage. An accident year is the year in which the insured event that gave rise to the claim occurred. This process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future outcomes. The expected ultimate losses are adjusted as claims mature and are eventually settled.

Using the various complex actuarial methods and different underlying assumptions, the Company’s actuaries produce a number of point estimates for each class of business. After reviewing the appropriateness of the underlying assumptions, management selects the carried reserve for each product line and coverage.

The Company does have some exposure to construction defect and asbestos claims. The estimation of loss reserves relating to construction defect and asbestos are subject to greater uncertainty than other types of claims due to differing court decisions as well as judicial interpretations and legislative actions that in some cases have tended to broaden coverage beyond the original intent of the insurance policies.

Fireside Bank’s automobile loan receivable portfolio is subject to default risk.

The results of operations and financial condition of Fireside Bank depend, to a large extent, on the performance of its automobile loan receivable portfolio. Automobile loan borrowers may default during the terms of their loans. Fireside Bank bears the full risk of losses resulting from defaults. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery. A substantial portion of Fireside Bank’s automobile loan receivable portfolio is considered sub-prime. The risk of default for sub-prime loans is higher than for prime loans and has been accentuated by recent economic conditions. Approximately 65% of Fireside Bank’s automobile loan portfolio is concentrated in loans to borrowers residing in California. Present economic conditions in California appear to be worse than in other states.

Fireside Bank maintains an allowance for loan losses that represents management’s best estimate of the inherent losses in Fireside Bank’s automobile loan receivable portfolio. If the allowance is inadequate, Fireside Bank would recognize the losses in excess of that allowance as an expense and the Company’s results of operations would be adversely affected. A material increase to the allowance for loan losses could also result in Fireside Bank’s ratio of Tier 1 capital to total assets falling below 15%, the ratio level at which Fireside Bank has agreed with its regulators to maintain. In such a case, the Company would likely contribute additional amounts of capital to Fireside Bank. Such contributions could impact Unitrin’s liquidity and capital resources available for other corporate purposes.

The Unitrin Direct segment may not reach profitability

The Unitrin Direct segment reported significant operating losses in each of the last two years. While the Company has taken a number of actions intended to improve Unitrin Direct’s profitability including, but not limited to, implementing premium rate increases in most states, improving insurance risk selection, reducing marketing spending, modifying its direct marketing program to target a better response rate and the anticipated acquisition of Direct Response, there is no assurance that Unitrin Direct will become profitable in future years.

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

See “Competition” in Item 1 of Part I beginning on pages 13 and 15, for more information on the competitive rankings in the property and casualty insurance markets and the life and health insurance markets, respectively, in the United States.

A significant downgrade in the ratings of Unitrin’s insurance subsidiaries could adversely affect their businesses.

Third party rating agencies assess and rate the claims-paying ability of insurance companies based upon criteria established by the rating agencies. Financial strength ratings are used by agents and clients as an important means of assessing the financial strength and quality of insurers. A significant downgrade by a recognized rating agency in the ratings of Unitrin’s insurance subsidiaries, particularly those that market their products through independent agents, could result in a substantial loss of business for that subsidiary if agents or policyholders move to other companies with higher claims paying and financial strength ratings. Any substantial loss of business could have a material adverse effect on the financial condition and results of operations of that subsidiary.

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

Banking. Fireside Bank is regulated by the FDIC and the CDFI. These agencies regulate most aspects of Fireside Bank’s business and impose reporting obligations and a broad array of restrictions and requirements on such matters as capitalization, dividends, investments, loans and borrowings, and many requirements which relate to privacy and fairness in consumer credit or the detection and prevention of fraud and financial crime.

Effect on Operations. Insurance and banking regulatory agencies conduct periodic examinations of Unitrin’s subsidiaries and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. If an insurance company fails to obtain required licenses or approvals, or if any of Unitrin’s subsidiaries fail to comply with other regulatory requirements, including banking regulations applicable to Fireside Bank, the regulatory agencies can suspend or delay their operations or licenses, require corrective action, and impose penalties or other remedies available under the applicable regulations.

These federal and state laws and regulations, and their interpretation by the various regulatory agencies and courts, are undergoing continual revision and expansion. The regulatory structures in the financial services industry have come under intense scrutiny as a result of the recent turmoil in the financial markets. It is not possible to predict how new legislation or regulations or new interpretations of existing laws and regulations may impact the operations of Unitrin’s subsidiaries. Significant changes in, or new interpretations of, these laws and regulations could make it more expensive for Unitrin’s subsidiaries to conduct their businesses and could materially affect the profitability of their operations and the Company’s financial results.

For a more detailed discussion of the regulations applicable to Unitrin’s subsidiaries, see “Insurance Regulation” and “Fireside Bank Regulation” under “Regulation” in Item 1, beginning on page 16.

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

Unitrin and its subsidiaries are involved in lawsuits, regulatory inquiries, and other legal proceedings arising out of the ordinary course of its businesses. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities, and the outcomes of these matters are difficult to predict. For further information about the Company’s pending litigation, see Item 3, “Legal Proceedings,” on page 24.

Unitrin is dependent on receiving dividends from its subsidiaries to service its debt and to pay dividends to its shareholders.

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

The Company has a large equity concentration in Intermec, Inc.

The fair value of the Company’s investment in the common stock of its investee, Intermec, Inc. (“Intermec”), at December 31, 2008 was $168.1 million, or 43 percent of the fair value of the Company’s total equity portfolio (reflecting its investee at fair value). The Company’s investment in Intermec common stock is subject to a variety of risk factors under the umbrella of market risk. General economic swings influence Intermec’s performance. A downturn in the economy could have a negative impact on Intermec. A downturn in the global supply chain solutions industry, in which Intermec competes, may have an adverse effect on the fair value of the Company’s investment in Intermec common stock.

The Company’s investments in limited liability investment companies and limited partnerships are concentrated in companies and partnerships that invest in distressed and mezzanine debt and secondary transactions.

At December 31, 2008, the Company’s insurance subsidiaries had $242.3 million invested in limited liability investment companies and limited partnerships accounted for under the equity method of accounting, that invest in distressed and mezzanine debt of other companies and secondary transactions. In addition, the Company’s insurance subsidiaries had unfunded commitments to invest an additional $129.0 million in such limited liability investment companies and limited partnerships. Such unfunded commitments generally may be used to fund other investments of such limited liability investment companies and limited partnerships, as well as to fund losses of such limited liability investment companies and limited partnerships. The underlying investments of such limited liability investment companies and limited partnerships and companies generally provide opportunities for higher returns, but at a higher risk than investment-grade investments. General economic swings influence the performance of the underlying investments in distressed and mezzanine debt and secondary transactions. The Company has also made direct investments in the same or similar distressed and mezzanine debt securities of certain issuers in which such limited liability investment companies and limited partnerships have made investments. A severe and continued downturn in the economy may result in deterioration in the business prospects of the issuers of the underlying investments that could adversely affect the Company’s operating results and financial position.

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

Owned Properties

The Company owns the 41-story office building at One East Wacker Drive, Chicago, Illinois, that houses the executive offices of Unitrin. Unitrin and two of its subsidiaries occupy approximately 42,100 square feet of the 527,000 rentable square feet in the building. In addition, Unitrin’s subsidiaries together own and occupy 14 buildings located in 7 states consisting of approximately 50,700 square feet in the aggregate. Unitrin subsidiaries hold additional properties solely for investment purposes that are not utilized by Unitrin or its subsidiaries.

Leased Facilities

Kemper leases facilities with an aggregate square footage of approximately 285,000 at 9 locations in 7 states. The latest expiration date of the existing leases is in September of 2018.

Fireside Bank leases 16 facilities, of which 11 are occupied, with an aggregate square footage of approximately 152,000 in 5 states. The latest expiration date of the existing leases is in August of 2016.

Unitrin Specialty leases facilities with an aggregate square footage of approximately 148,000 at 3 locations in 3 states. The latest expiration date of the existing leases is in June of 2018.

Unitrin Direct leases facilities with an aggregate square footage of approximately 197,000 at 8 locations in 6 states. The latest expiration date of the existing leases is in February of 2018.

Unitrin’s Life and Health Insurance segment leases facilities with aggregate square footage of approximately 506,000 at 149 locations in 27 states. The latest expiration date of the existing leases is in October of 2017.

Unitrin’s corporate data processing operation occupies a facility with an aggregate square footage of approximately 30,000 square feet under a lease that expires in December 2014.

Kemper, Unitrin Specialty and Unitrin Direct share leased facilities with an aggregate square footage of approximately 58,000 at 4 locations in 3 states. The latest expiration date of the existing leases is in March of 2018.

The properties described above are in good condition. The properties utilized in the Company’s operations consist of facilities suitable for general office space, call centers and data processing operations.

Item 3.	Legal Proceedings.

Proceedings

In the ordinary course of their businesses, Unitrin and its subsidiaries are involved in a number of legal proceedings including lawsuits and regulatory examinations and inquiries. Some of these proceedings include matters particular to the Company or one or more of its subsidiaries, while others pertain to business practices in the industries in which Unitrin or its subsidiaries operate. Some lawsuits seek class action status that, if granted, could expose Unitrin or its subsidiaries to potentially significant liability by virtue of the size of the putative classes. These matters can raise complicated issues and may be subject to many uncertainties, including, but not limited to: (i) the underlying facts of the matter; (ii) unsettled questions of law; (iii) issues unique to the jurisdiction where the matter is pending; (iv) damage claims, including claims for punitive damages, that are disproportionate to the actual economic loss incurred; and (v) the legal, regulatory and political environment faced by large corporations generally and the insurance and banking sectors specifically. Accordingly, the outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular points in time are in most cases difficult or impossible to ascertain.

During the course of 2008, Unitrin and certain of its subsidiaries, like many property and casualty insurers, were forced to defend numerous individual lawsuits, mass actions and statewide putative class actions in Louisiana and Texas arising out of Hurricanes Katrina and Rita. In these matters, the plaintiffs seek compensatory and punitive damages, and equitable relief. The Company and its relevant subsidiaries believe they have meritorious defenses to these proceedings and are defending them vigorously.

Fireside Bank is defending two class action lawsuits in California state courts alleging that its post-repossession notices to defaulting borrowers failed to comply with certain aspects of California law. The plaintiffs seek: (i) compensatory damages, including a refund of deficiency balances collected from customers who received the allegedly defective notices; (ii) punitive damages; and (iii) equitable relief. Statewide classes have been certified in these matters and Fireside Bank successfully moved to have the two cases treated on a coordinated basis. Fireside Bank is contesting the allegations that its post-repossession notices were deficient and believes it has meritorious defenses to these lawsuits.

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

Legal Environment

The legal and regulatory environment within which Unitrin and its subsidiaries conduct their business is often unpredictable. Industry practices that were considered legally-compliant and reasonable for years may suddenly be deemed unacceptable by virtue of an unexpected court or regulatory ruling. Anticipating such shifts in the law and the impact they may have on the Company and its operations is a difficult task and there can be no assurances that the Company will not encounter such shifts in the future.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2008, no matters were submitted to a vote of shareholders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Unitrin’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol of “UTR.”

	THREE MONTHS ENDED				YEAR ENDED
DOLLARS PER SHARE	MARCH 31, 2008	JUNE 30, 2008	SEPT. 30, 2008	DEC. 31, 2008	DEC. 31, 2008
Common Stock Market Prices:
High	$47.74	$40.00	$29.74	$28.00	$47.74
Low	32.60	27.54	20.73	13.05	13.05
Close	35.34	27.57	24.94	15.94	15.94

	THREE MONTHS ENDED				YEAR ENDED
DOLLARS PER SHARE	MARCH 31, 2007	JUNE 30, 2007	SEPT. 30, 2007	DEC. 31, 2007	DEC. 31, 2007
Common Stock Market Prices:
High	$52.92	$50.20	$51.70	$53.00	$53.00
Low	43.75	46.60	39.65	41.86	39.65
Close	47.07	49.18	49.59	47.99	47.99

Holders

As of January 29, 2009, the approximate number of record holders of Unitrin’s common stock was 5,691.

Dividends

	THREE MONTHS ENDED				YEAR ENDED
DOLLARS PER SHARE	MARCH 31, 2008	JUNE 30, 2008	SEPT. 30, 2008	DEC. 31, 2008	DEC. 31, 2008
Cash Dividends Paid to Shareholders (per share)	$0.47	$0.47	$0.47	$0.47	$1.88

	THREE MONTHS ENDED				YEAR ENDED
DOLLARS PER SHARE	MARCH 31, 2007	JUNE 30, 2007	SEPT. 30, 2007	DEC. 31, 2007	DEC. 31, 2007
Cash Dividends Paid to Shareholders (per share)	$0.455	$0.455	$0.455	$0.455	$1.82

Unitrin’s insurance subsidiaries are subject to various state insurance laws that restrict the ability of these insurance subsidiaries to pay dividends without prior regulatory approval. In addition, Unitrin’s automobile finance subsidiary, Fireside Bank, is subject to certain risk-based capital regulations also having the effect of limiting the amount of dividends that may be paid by Fireside Bank and has agreed not to pay dividends without the prior approval of the FDIC and the CDFI. See MD&A, “Letter to Shareholders” and “Liquidity and Capital Resources” and Note 11, “Shareholders’ Equity,” to the Consolidated Financial Statements for information on Unitrin’s ability and intent to pay dividends.

Issuer Purchases of Equity Securities

The Company’s stock repurchase program was first announced on August 8, 1990. The repurchase program was subsequently expanded several times, most recently in November 2006, when the Board of Directors expanded the Company’s authority to repurchase the Company’s common stock by an aggregate number of 6,000,000 shares (in addition to approximately 750,000 shares remaining under its prior authorization). A total of 1,378,454 shares remain available for repurchase under the repurchase program which does not have an expiration date.

The Company did not repurchase any shares in the fourth quarter of 2008.

During the quarter ended December 31, 2008, no shares were withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under the Company’s four stock option plans or shares withheld to satisfy tax withholding obligations on the vesting of awards under the Company’s restricted stock plan.

Unitrin Common Stock Performance Graph

The following graph assumes $100 invested on December 31, 2003 in (i) the Unitrin Common Stock, (ii) the S&P MidCap 400 Index, and (iii) the S&P Composite 1500 Insurance Index, in each case with dividends reinvested. The Company is a constituent of each of these two indices.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Unitrin Common Stock.

Company / Index	2003	2004	2005	2006	2007	2008
Unitrin, Inc.	$100	$114.05	$117.14	$135.31	$134.73	$47.95
S&P MidCap 400 Index	100	116.48	131.11	144.64	156.18	99.59
S&P Composite 1500 Insurance Index	100	108.69	124.72	138.20	128.87	60.26

Item 6.	Selected Financial Data.

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2008	2007 (a)(b)	2006 (a)(c)	2005 (a)	2004 (a)
FOR THE YEAR
Earned Premiums	$2,376.6	$2,286.9	$2,290.5	$2,287.7	$2,289.2
Automobile Finance Revenues	242.3	260.2	245.0	217.6	198.5
Net Investment Income	212.9	289.9	286.0	258.4	241.2
Other Income	4.1	3.5	14.4	9.5	13.1
Net Realized Investment Gains (Losses)	(93.7)	62.5	26.5	56.9	78.5

Total Revenues	$2,742.2	$2,903.0	$2,862.4	$2,830.1	$2,820.5

Net Income (Loss):
From Continuing Operations	$(38.0)	$178.1	$267.6	$237.2	$219.9
From Discontinued Operations	8.4	27.3	19.4	18.9	21.4

Net Income (Loss)	$(29.6)	$205.4	$287.0	$256.1	$241.3

Net Income (Loss) Per Share:
From Continuing Operations	$(0.60)	$2.71	$3.94	$3.44	$3.22
From Discontinued Operations	0.13	0.42	0.29	0.27	0.31

Net Income (Loss) Per Share	$(0.47)	$3.13	$4.23	$3.71	$3.53

Net Income (Loss) Per Share Assuming Dilution:
From Continuing Operations	$(0.60)	$2.70	$3.92	$3.41	$3.19
From Discontinued Operations	0.13	0.42	0.28	0.27	0.31

Net Income (Loss) Per Share Assuming Dilution	$(0.47)	$3.12	$4.20	$3.68	$3.50

Dividends Paid to Shareholders (per share)	$1.88	$1.82	$1.76	$1.70	$1.66

AT YEAR END
Total Assets	$8,818.8	$9,394.4	$9,329.9	$9,200.9	$8,798.4

Insurance Reserves	$4,241.3	$3,855.9	$3,918.7	$3,936.4	$3,844.0
Unearned Premiums	733.5	722.2	778.9	810.6	807.6
Certificates of Deposits	1,110.8	1,274.3	1,162.7	1,074.3	922.4
Notes Payable	560.8	560.1	504.5	503.6	502.8
All Other Liabilities	523.8	690.9	675.5	716.6	681.8

Total Liabilities	7,170.2	7,103.4	7,040.3	7,041.5	6,758.6

Shareholders’ Equity	1,648.6	2,291.0	2,289.6	2,159.4	2,039.8

Total Liabilities and Shareholders’ Equity	$8,818.8	$9,394.4	$9,329.9	$9,200.9	$8,798.4

Book Value Per Share	$26.46	$35.65	$34.18	$31.52	$29.64

(a)	Adjusted for the retrospective application of a change in accounting principle for the elimination of a reporting lag for certain investments accounted for under the equity method of accounting. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements.

(b)	The Company’s investee, Intermec, recognized the financial impact of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in its financial statements at December 31, 2006. Intermec initially applied the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company accounts for its investment in Intermec under the equity method of accounting on a three-month-delay basis. Accordingly, the Company recognized a decrease of $2.3 million to its Shareholders’ Equity in 2007 for its pro rata share of the impact of Intermec’s adoption of SFAS No. 158 and recognized a decrease of $0.9 million to the Company’s Shareholders’ Equity in the second quarter of 2007 for its pro rata share of the impact of Intermec’s adoption of FIN 48.

(c)	Shareholders’ Equity decreased by $ 7.3 million at December 31, 2006, as a result of the Company’s initial application of the recognition provisions of SFAS No. 158 for the Company’s postretirement benefit plans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Index to

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF RESULTS

Net Loss was $29.6 million ($0.47 per common share) for the year ended December 31, 2008, compared to Net Income of $205.4 million ($3.13 per common share) for the year ended December 31, 2007. Net Loss from Continuing Operations was $38.0 million ($0.60 per common share) in 2008, compared to Net Income from Continuing Operations of $178.1 million ($2.71 per common share) for same period in 2007. As discussed throughout this MD&A results from continuing operations decreased for the year ended December 31, 2008 due primarily to lower operating results in the aggregate, including higher catastrophe losses, lower Net Investment Income and higher losses arising from other than temporary declines in fair value of investments and realized investment losses from sales of stocks of financial institutions. Catastrophe losses from continuing operations were $144.9 million before tax for the year ended December 31, 2008, compared to $39.4 million for the same period in 2007. The Company reported Income from Discontinued Operations of $8.4 million and $27.3 million for the years ended December 31, 2008 and 2007, respectively.

Earned Premiums were $2,376.6 million in 2008, compared to $2,286.9 million in 2007. Earned premium increased primarily in the Unitrin Specialty and Unitrin Direct segments and to a lesser extent the Life and Health Insurance and Kemper segments.

Automobile Finance Revenues decreased by $17.9 million in 2008, compared to 2007, due to both a lower level of loans outstanding and lower interest rates.

Net Investment Income decreased by $77.0 million in 2008 due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships, lower short-term investment income and lower dividend income from the Company’s investment in Northrop, partially offset by higher net investment income from acquired businesses.

Net Realized Investment Gains (Losses), which are reported in the Statement of Operations, was a loss of $93.7 million in 2008, compared to a gain of $62.5 million in 2007. Net Realized Gains (Losses) for the years ended December 31, 2008 and 2007, include pretax losses of $152.9 million and $33.0 million, respectively, from other than temporary declines in the fair values of investments.

Other Comprehensive Investment Gains (Losses), which are not reported in the Statement of Operations, but rather are reported in the Statement of Comprehensive Income (Loss), was a loss of $595.6 million in 2008, compared to a gain of $69.2 million in 2007. The net comprehensive investment loss for the year ended December 31, 2008 was due primarily to a $281.3 million decline in the value of the Company’s investment in Northrop stock and the general decline in value of most of the Company’s investments in fixed maturities and equity securities due to the overall decline in the economy and stock market in the fourth quarter of 2008. The Company’s investments in the financial sector declined in value over $125 million for the year ended December 31, 2008.

CRITICAL ACCOUNTING ESTIMATES

Unitrin’s subsidiaries conduct their businesses in three industries: property and casualty insurance, life and health insurance and automobile finance. Accordingly, the Company is subject to several industry-specific accounting principles under accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The process of estimation is inherently uncertain. Accordingly, actual results could ultimately differ materially from the estimated amounts reported in a company’s financial statements. Different assumptions are likely to result in

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

different estimates of reported amounts. The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of property and casualty insurance reserves for losses and LAE, the valuation of the reserve for loan losses, the assessment of recoverability of goodwill and the valuation of pension benefit obligations.

Valuation of Investments

Except for the Company’s investments accounted for under the equity method of accounting, and certain mutual funds classified as trading securities, the Company’s investments in fixed maturities, preferred stocks and common stocks are classified as available for sale and are reported at fair value determined in accordance with SFAS No. 157, Fair Value Measurements. The Company has no investments for which it has elected to account for under the fair value option prescribed by SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115.

Except for investments accounted for under the equity method of accounting or under the fair value option of SFAS No. 159, under the provisions of GAAP a company is generally required to classify its investments in fixed maturities, preferred stocks and common stocks into one of the following three investment categories based on the its intent with respect to a particular investment at the time of acquisition:

a)	Trading;

b)	Held to maturity; or

c)	Available for sale.

The classification of the investment may affect a company’s reported results. For investments classified as trading or for which a company elects the fair value option, a company is required to recognize changes in the fair values into income for the period reported. For investments in fixed maturities classified as held to maturity, a company is required to carry the investment at amortized cost, with only the amortization occurring during the period recognized into income. Changes in the fair value of investments classified as available for sale are not recognized to income during the period, but rather are recognized as a separate component of equity until realized. Investments accounted for under the equity method of accounting are valued at cost plus cumulative undistributed earnings and not at fair value. Had the Company reported all the changes in the fair values of its investments in fixed maturities, preferred stock and common stock, including its investment in Intermec, and other equity securities into income, the Company’s reported net income for the year ended December 31, 2008, would have decreased by $448.2 million.

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

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses

The Company’s Property and Casualty Insurance Reserves are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $1,268.7 million and $1,322.9 million of gross loss and LAE reserves at December 31, 2008 and 2007, respectively. Property and Casualty Insurance Reserves for the Company’s business segments at December 31, 2008 and 2007 were:

Dollars in Millions	2008	2007
Business Segments:
Kemper	$476.1	$502.4
Unitrin Specialty	293.1	278.6
Unitrin Direct	163.1	142.6
Life and Health Insurance	23.0	11.4

Total Business Segments	955.3	935.0
Discontinued Operations	280.0	342.2
Unallocated Ceded Reserves	33.4	45.7

Total Property and Casualty Insurance Reserves	$1,268.7	$1,322.9

The Unallocated Ceded Reserves were acquired in connection with a business acquisition from SCOR in 2002 and are reinsured by an insurance subsidiary of SCOR (see Note 8, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). The Company does not allocate these reserves to its business segments or Unitrin Business Insurance.

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

CRITICAL ACCOUNTING ESTIMATES (Continued)

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

CRITICAL ACCOUNTING ESTIMATES (Continued)

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

The final step in the quarterly loss and LAE reserving process involves a comprehensive review of the actuarial indications by the Company’s senior actuary and senior management who apply their collective judgment and determine the appropriate estimated level of reserves to record. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in claim handling practices or other changes that affect the timing of payment or development patterns, changes in the mix of business, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, the improvement or deterioration of actuarial indications in the current period as compared to prior periods, and the amount of reserves related to third party pools for which the Company does not have access to the underlying data and, accordingly, relies on calculations provided by such pools. Total recorded reserves for property and casualty insurance losses and LAE were 1.2%, 2.0% and 3.9% higher than the actuarial indication of reserves at December 31, 2008, 2007 and 2006, respectively. Total recorded reserves for property and casualty insurance losses and LAE as a percentage of the actuarial indication of reserves decreased in 2008 and 2007 due primarily to the Company’s senior actuary and senior management placing greater reliance

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

on the actuarial indications in determining the appropriate estimated level of reserves, due in part to the continued improvement in the actuarial indications in some product lines.

The Company’s goal is to ensure its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs, while sustaining minimal variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully developed. Changes in the Company’s estimates of these losses and LAE over time, also referred to as “development,” will occur and may be material. Favorable development is recognized when the Company decreases its estimate of previously reported losses and LAE and results in an increase in net income in the period recognized, whereas adverse development is recognized when the Company increases its estimate of previously reported losses and LAE and results in a decrease in net income. The Company recognized total favorable development of $79.3 million, $101.1 million and $91.6 million before tax for the years ended December 31, 2008, 2007 and 2006, respectively. Development for each of the Company’s continuing business segments and Unitrin Business Insurance for the years ended December 31, 2008, 2007 and 2006, was:

	Favorable (Adverse) Development
Dollars in Millions	2008	2007	2006
Continuing Operations:
Kemper	$61.0	$54.2	$68.2
Unitrin Specialty	5.5	15.3	8.9
Unitrin Direct	(3.2)	(5.5)	(4.5)
Life and Health Insurance	(13.7)	(8.6)	(6.8)

Total Favorable Development, Net from Continuing Operations	$49.6	$55.4	$65.8

Discontinued Operations:
Unitrin Business Insurance, Net	29.7	45.7	25.8

Total Favorable Development, Net	$79.3	$101.1	$91.6

Development in the Company’s Kemper segment comprised a substantial portion of the Company’s development reported in continuing operations in 2008, 2007 and 2006. Development in Unitrin Business Insurance comprised all of the Company’s development reported in discontinued operations. Together these two operations comprised a substantial portion of the Company’s favorable development in 2008, 2007 and 2006. Additional information regarding this development follows.

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

CRITICAL ACCOUNTING ESTIMATES (Continued)

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

CRITICAL ACCOUNTING ESTIMATES (Continued)

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

In 2005, the personal lines claims function of Multilines Insurance (“MLI”) was combined into the Kemper segment’s claims function. In September 2005, Kemper converted all open MLI personal lines claims to its claims system and began including new claims from the MLI business in its claim system.

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

Unitrin Business Insurance Development

The Company attributes favorable development in its discontinued operations primarily to changes in its claims handling processes and the re-underwriting of its underlying book of business over the past several years.

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

In addition, the Company has experienced favorable development in some particularly long-tail lines such as asbestos, environmental and construction defect. The Company’s reserves for asbestos, environmental and construction defects were $13 million, $5 million and $53 million, respectively, at December 31, 2008. Development in these lines emerge over a longer period of time and thus are more difficult to ascertain. In 2008, the Company updated certain analyses for these long-tail lines using industry analyses as well as its own experience. See Note 8, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

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

DOLLARS IN MILLIONS	DEC. 31, 2008	ESTIMATED VARIABILITY
Personal Lines	$837.9	±18%
Commercial Lines	397.4	±20%
Unallocated Ceded Reserves	33.4	NA

Total Property and Casualty Insurance Reserves	$1,268.7	±19%

The estimated variability shown above does not constitute a statistical range of actuarially determined probable outcomes, nor does it constitute a range of all possible outcomes. Rather, it is based solely on the Company’s historical experience over the last five full years, which may not necessarily be indicative of future variability due to a number of factors including, but not limited to, changes in claims handling procedures, underwriting, mix of business by class and policy limit, growth in new lines of business or geographical areas, and the legal environment. The impact of changes in these factors is difficult to quantify and predict. Accordingly, the Company’s actuaries must exercise considerable professional judgment in making their actuarial indications in light of these factors. Reserves in the Company’s Kemper segment account for 38% of the Company’s reserves for property and casualty insurance losses and LAE. Accordingly, the indicated estimated variability is more likely to result from changes in the reserves for the Kemper segment.

Although development will emerge in all of Unitrin’s personal lines’ product lines, development in Kemper’s personal automobile insurance product line could have the most significant impact. To further illustrate the sensitivity of Kemper’s reserves for automobile insurance losses and LAE to changes in the cumulative development factors, the Company’s actuaries estimated the impact of decreases in the cumulative development factors used in the incurred loss development methodology. For the most recent quarterly evaluation period, the Company assumed an average decrease of 11.1% in the cumulative development factor, gradually declining to an average decrease of 3.2% over the next 8 older evaluation quarters, gradually declining to average decrease of 0.4% over the next 15 older evaluation quarters and then gradually declining to 0% thereafter. Assuming that Kemper’s automobile insurance loss and LAE reserves were based solely on the incurred loss development methodology and such assumed decreases in the cumulative development factors, the Company estimates that Kemper’s automobile insurance loss and LAE reserves would have decreased by $72 million at December 31, 2008 for all accident years combined.

To further illustrate the sensitivity of Kemper’s reserves for automobile insurance losses and LAE to changes in the cumulative development factors, the Company’s actuaries also estimated the impact of increases in the cumulative development factors used in the incurred loss development methodology. For the most recent quarterly evaluation period, the Company assumed an average increase of 11.1% in the cumulative development factor, gradually declining to an average increase of 3.2% over the next 8 older evaluation quarters, gradually declining to an average increase of 0.4% over the next 15 older evaluation quarters and then gradually declining to 0% thereafter. Assuming that Kemper’s automobile insurance loss and LAE reserves were based solely on the incurred loss development methodology and such assumed increases in the cumulative development factors, the Company estimates that Kemper’s automobile insurance loss and LAE reserves would have increased by $72 million at December 31, 2008 for all accident years combined.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

In addition to the factors described above, other factors may also impact loss reserve development in future periods. These factors include governmental actions, including court decisions interpreting existing laws, regulations or policy provisions, developments related to insurance policy claims and coverage issues, adverse or favorable outcomes in pending claims litigation, the number and severity of insurance claims, the impact of inflation on insurance claims and the impact of residual market assessments. Although the Company’s actuaries do not make specific numerical assumptions about these factors, changes in these factors from past patterns will impact historical loss development factors and in turn future loss reserve development. Significant positive changes in one or more factors will lead to positive future loss reserve development, which could result in the actual loss developing closer to, or even below, the lower end of the Company’s estimated reserve variability. Significant negative changes in one or more factors will lead to negative loss reserve development, which could result in the actual loss developing closer to, or even above, the higher end of the Company’s estimated reserve variability. Accordingly, due to these factors and the other factors enumerated throughout the MD&A and the inherent limitations of the loss reserving estimation methodologies, the estimated and illustrated reserve variability may not necessarily be indicative of the Company’s future reserve variability, which could ultimately be greater than the estimated and illustrated variability. In addition, as previously noted, development will emerge in all of Unitrin’s product lines over time. Accordingly, the Company’s future reserve variability could ultimately be greater than the illustrated variability.

Unallocated Ceded Reserves are reinsured by an insurance subsidiary of SCOR (see Note 8, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). The Company does not anticipate that any variability of these reserves will have a financial impact on the Company’s reported results of operations or liquidity and, accordingly, has not estimated any potential variability to these reserves. The Company does not allocate these reserves to its business segments.

Additional information pertaining to the estimation of and development of the Company’s Property and Casualty Insurance Reserves is contained in Item 1 of Part I of this 2008 Annual Report on Form 10-K under the heading “Property and Casualty Loss and Loss Adjustment Expense Reserves.”

Reserve for Loan Losses

The Reserve for Loan Losses is estimated using the Company’s estimate of ultimate charge-offs and recoveries of loans based on past experience adjusted for current economic conditions. Such charge-offs and recoveries emerge over a period of years. Accordingly, the Company’s actual ultimate net charge-offs could differ materially from the Company’s estimate due to a variety of factors including, but not limited to, trends and future conditions in the macroeconomic, socioeconomic and regulatory environment, the timing of charge-offs and recoveries, the value of collateral and changes in the overall credit quality of the loan portfolio. Actual net charge-off patterns may also differ materially from historical net charge-off patterns if there is a change in collection practices, the mix of loans or the credit quality of borrowers. For example, net charge-off patterns may differ in Fireside Bank’s expansion states from Fireside Bank’s historical experience. A 100–basis point increase in the Company’s estimated ultimate rate of net charge-off would increase the Company’s Reserve for Loan Losses at December 31, 2008 by $21.6 million.

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

CRITICAL ACCOUNTING ESTIMATES (Continued)

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

Pension Benefit Obligations

The process of estimating the Company’s pension benefit obligations and pension benefit costs is inherently uncertain and the actual cost of benefits may vary materially from the estimates recorded. These liabilities are particularly volatile due to their long-term nature and are based on several assumptions. The main assumptions used in the valuation of the Company’s pension benefit obligations are:

a)	Estimated mortality of the employees and retirees eligible for benefits;

b)	Estimated expected long-term rates of returns on investments;

c)	Estimated compensation increases;

d)	Estimated employee turnover; and

e)	Estimated rate used to discount the ultimate estimated liability to a present value.

A change in any one or more of these assumptions is likely to result in an ultimate liability different from the original actuarial estimate. Such changes in estimates may be material. For example, a one–percentage point decrease in the Company’s estimated discount rate would increase the pension benefit obligation at December 31, 2008 by $52.9 million, while a one–percentage point increase in the rate would decrease the pension benefit obligation at December 31, 2008 by $44.8 million. A one–percentage point decrease in the Company’s estimated long-term rate of return on plan assets would increase the pension expense for the year ended December 31, 2008 by $3.6 million, while a one–percentage point increase in the rate would decrease pension expense by $3.6 million for the same period.

CATASTROPHES

The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in such regions, and reinsurance. To limit its exposures to catastrophic events, the Company maintains various primary catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each primary catastrophe reinsurance program is provided in various layers (see Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for further discussion of these programs). In addition to these programs, the Company purchases reinsurance from the FHCF for hurricane losses in Florida at retentions lower than those described below for the Company’s primary catastrophe reinsurance programs.

Catastrophe reinsurance premiums for the Company’s primary reinsurance programs and the FHCF reduced earned premiums for the years ended December 31, 2008, 2007 and 2006, by the following:

DOLLARS IN MILLIONS	2008	2007	2006
Kemper	$19.6	$19.4	$15.7
Unitrin Specialty	0.3	0.2	0.2
Unitrin Direct	0.2	1.1	0.5
Life and Health Insurance	10.5	8.5	6.1

Total Ceded Catastrophe Reinsurance Premiums	$30.6	$29.2	$22.5

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CATASTROPHES (Continued)

The Life and Health Insurance segment presented above includes reinsurance reinstatement premiums of $4.4 million for the year ended December 31, 2008 to reinstate coverage following Hurricanes Dolly, Gustav and Ike.

Total catastrophe losses and LAE (including development), net of reinsurance recoveries, reported in continuing operations were $144.9 million, $39.4 million and $56.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company reported the following catastrophe reserve development: adverse $4.8 million, favorable $4.6 million and adverse $4.0 million in 2008, 2007 and 2006, respectively. Catastrophe losses and LAE (including development), net of reinsurance recoveries, for the years ended December 31, 2008, 2007 and 2006 are presented below.

DOLLARS IN MILLIONS	2008	2007	2006
Kemper	$97.4	$27.8	$44.2
Unitrin Specialty	2.9	0.5	0.8
Unitrin Direct	3.1	0.6	1.1
Life and Health Insurance	41.5	10.5	10.8

Total Catastrophe Losses and LAE	$144.9	$39.4	$56.9

In the third quarter of 2008, three major hurricanes that significantly impacted the Company (Dolly, Gustav and Ike) made landfall in the United States. A summary of the Company’s estimated losses and LAE, net of reinsurance recoveries of $65.4 million, from Hurricanes Dolly, Gustav and Ike reported in the Company’s Consolidated Statements of Operations for the year ended December 31, 2008 by business segment were:

DOLLARS IN MILLIONS	Dolly	Gustav	Ike	Total
Kemper	$0.6	$12.1	$27.9	$40.6
Unitrin Specialty	–	0.5	1.0	1.5
Unitrin Direct	–	–	0.5	0.5
Life and Health Insurance	6.8	7.3	8.7	22.8

Total Loss and LAE, Net of Reinsurance	$7.4	$19.9	$38.1	$65.4

The estimated losses presented above by the Life and Health Insurance segment are net of reinsurance recoveries of $2.9 million, $6.0 million and $37.2 million related to Hurricanes Dolly, Gustav and Ike, respectively. In addition to the losses presented above, Insurance Expenses for the year ended December 31, 2008 includes an expense of $3.9 million related to the Kemper segment’s estimate of its share of assessments from the Texas Windstorm Insurance Association (“TWIA”). The Company’s estimates for Hurricanes Dolly, Gustav and Ike include estimates for both direct losses and LAE and indirect losses from residual market assessments, such as TWIA. The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of actual reinsurance recoveries, may vary materially from the estimated amount reserved. The Company’s estimates of direct catastrophe losses are generally based on inspections by claims adjusters and historical loss development experience for areas that have not been inspected or for claims that have not yet been reported. The Company’s estimates of direct catastrophe losses are based on the coverages provided by its insurance policies. The Company’s homeowners and dwellings insurance policies do not provide coverage for losses caused by floods, but generally provide coverage for physical damage caused by wind or wind driven rain. Accordingly, the Company’s estimates of direct losses for homeowners and dwellings insurance do not include losses caused by flood. Depending on the policy, automobile insurance may provide coverage for losses caused by flood. Estimates of the number and severity of claims ultimately reported are influenced by many variables including, but not limited to, repair or reconstruction costs and determination of cause of loss, that are difficult to quantify and will influence the final amount of claim settlements. All these factors, coupled with the impact of the availability of labor and material on costs, require significant judgment in

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CATASTROPHES (Continued)

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

KEMPER

DOLLARS IN MILLIONS	2008	2007	2006
Earned Premiums:
Automobile	$590.0	$594.4	$611.6
Homeowners	288.8	283.7	284.7
Other Personal	51.9	48.2	48.3

Total Earned Premiums	930.7	926.3	944.6
Net Investment Income	19.1	44.0	50.4
Other Income	0.5	0.5	0.4

Total Revenues	950.3	970.8	995.4

Incurred Losses and LAE	673.8	618.1	586.2
Insurance Expenses	268.9	264.5	275.8

Operating Profit	7.6	88.2	133.4
Income Tax Benefit (Expense)	5.8	(21.7)	(38.0)

Net Income	$13.4	$66.5	$95.4

RATIOS BASED ON EARNED PREMIUMS

Incurred Loss and LAE Ratio (excluding Catastrophes)	61.9%	63.7%	57.4%
Incurred Catastrophe Loss and LAE Ratio	10.5	3.0	4.7

Total Incurred Loss and LAE Ratio	72.4	66.7	62.1
Incurred Expense Ratio	28.9	28.6	29.2

Combined Ratio	101.3%	95.3%	91.3%

INSURANCE RESERVES

DOLLARS IN MILLIONS	DEC. 31, 2008	DEC. 31, 2007
Insurance Reserves:
Personal Automobile	$336.3	$378.8
Homeowners	103.0	91.1
Other	36.8	32.5

Total Insurance Reserves	$476.1	$502.4

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER (Continued)

DOLLARS IN MILLIONS	DEC. 31, 2008	DEC. 31, 2007
Loss Reserves:
Case	$273.3	$274.1
Incurred but Not Reported	125.9	145.3

Total Loss Reserves	399.2	419.4
LAE Reserves	76.9	83.0

Total Insurance Reserves	$476.1	$502.4

For The Year Ended
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$55.2	$42.6
Favorable Catastrophe Loss and LAE Reserve Development, Net	5.8	11.6

Total Favorable Loss and LAE Reserve Development, Net	$61.0	$54.2

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	12.1%	10.1%

2008 Compared with 2007

Earned Premiums in the Kemper segment increased by $4.4 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to higher earned premiums on homeowners and other personal lines, partially offset by lower earned premiums on automobile insurance. Earned premiums on homeowners insurance increased by $5.1 million due primarily to higher average premium rates and, to a lesser extent, higher volume. Earned premiums on other personal insurance increased by $3.7 million due primarily to higher volume. Earned premiums on automobile insurance decreased by $4.4 million due primarily to lower average premium rates and lower volume from involuntary premium assignments.

Net Investment Income decreased by $24.9 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting. The Kemper segment reported a net investment loss of $17.4 million from these investments for year ended December 31, 2008, compared to net investment income of $2.4 million for the same period in 2007.

Operating Profit in the Kemper segment decreased by $80.6 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to higher incurred losses and LAE and the lower Net Investment Income.

Incurred Losses and LAE increased for the year ended December 31, 2008, compared to the same period in 2007, due primarily to higher catastrophe losses and LAE, partially offset by lower non-catastrophe losses and LAE and higher favorable loss and LAE reserve development (which recognizes changes in estimates of prior year loss and LAE reserves in the current period). Catastrophe losses and LAE (including development) were $97.4 million for the year ended December 31, 2008, compared to $27.8 million for the same period in 2007. The Kemper segment recognized catastrophe losses, totaling $40.6 million, from Hurricanes Dolly, Gustav and Ike in 2008. See MD&A, “Catastrophes,” for additional information on Hurricanes Dolly, Gustav and Ike and the Company’s catastrophe reinsurance programs. There were no major hurricane catastrophe losses in 2007. Catastrophe losses for the year ended December 31, 2008 also increased due to higher frequency and severity of wind and hail storms in the first half of 2008, compared to the same period in 2007. Loss and LAE reserve development had a favorable effect of $61.0 million (including favorable development of $5.8 million for catastrophes for the year ended December 31, 2008), compared to a favorable effect of $54.2 million (including favorable development of $11.6 million for catastrophes) for the same period in 2007.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER (Continued)

Homeowners insurance incurred losses and LAE increased due primarily to higher catastrophe losses and LAE and to a lesser extent the impact of lower favorable loss and LAE reserve development, due largely to lower favorable catastrophe loss and LAE reserve development. Catastrophe losses and LAE (excluding development) on homeowners insurance were $90.4 million for the year ended December 31, 2008, compared to $35.5 million for the same period in 2007. Catastrophe losses and LAE increased for the year ended December 31, 2008 due primarily to the aforementioned hurricanes and increased frequency and severity of wind and hail storms.

Loss and LAE reserve development on homeowners insurance had a favorable effect of $13.5 million (including favorable development of $5.2 million for catastrophes) for the year ended December 31, 2008, compared to a favorable effect of $22.5 million (including favorable development of $10.6 million for catastrophes) in 2007.

Other personal insurance incurred losses and LAE increased due primarily to higher catastrophe losses and LAE and unfavorable loss and LAE development, compared to favorable loss and LAE development in 2007. Catastrophe losses and LAE (including development) on other personal insurance were $3.8 million for the year ended December 31, 2008, compared to $0.6 million in 2007. Unfavorable loss and LAE reserve development on other insurance was $0.7 million for the year ended December 31, 2008, compared to $2.8 million of favorable loss and LAE development for the same period in 2007.

Automobile insurance incurred losses and LAE decreased due primarily to the impact of higher favorable loss and LAE reserve development. Loss and LAE reserve development on automobile insurance had a favorable effect of $48.2 million for the year ended December 31, 2008, compared to a favorable effect of $28.9 million in 2007. Catastrophe losses and LAE (including development) on automobile insurance were $8.4 million for the year ended December 31, 2008, compared to $2.3 million in 2007.

See MD&A, “Critical Accounting Estimates,” for information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.

Insurance Expenses increased by $4.4 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to assessments from TWIA related to Hurricane Ike.

Net Income in the Kemper segment decreased by $53.1 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to the changes in Operating Profit. The Kemper segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $24.8 million in 2008, compared to $26.0 million in 2007.

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

Net Investment Income decreased by $6.4 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to lower yields on investments, due in part to lower yields on investments in

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER (Continued)

limited liability investment companies and limited partnerships, and lower levels of investments. The Kemper segment reported a decrease in net investment income of $3.2 million from its investments in limited liability investment companies and limited partnerships for the year ended December 31, 2007, compared to the same period in 2006.

Operating Profit in the Kemper segment decreased by $45.2 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to higher incurred losses and LAE, partially offset by lower insurance expenses and the lower Net Investment Income.

Incurred losses and LAE increased for the year ended December 31, 2007 due primarily to higher non-catastrophe incurred losses and LAE, including the impact of lower favorable loss and LAE reserve development, partially offset by lower catastrophe losses and LAE, due largely to higher favorable catastrophe loss and LAE reserve development. Automobile insurance incurred losses and LAE increased due primarily to the impact of lower favorable loss and LAE reserve development and higher non-catastrophe losses and LAE as a percentage of earned premiums. Loss and LAE reserve development on automobile insurance had a favorable effect of $28.9 million for the year ended December 31, 2007, compared to a favorable effect of $49.1 million in 2006. Catastrophe losses and LAE (including development) on automobile insurance were $2.3 million for the year ended December 31, 2007, compared to $4.4 million in 2006. Homeowners insurance incurred losses and LAE increased due primarily to higher non-catastrophe losses and LAE, partially offset by the impact of higher favorable loss and LAE reserve development due largely to higher favorable catastrophe loss and LAE reserve development. Loss and LAE reserve development on homeowners insurance had a favorable effect of $22.5 million (including favorable development of $10.6 million for catastrophes) for the year ended December 31, 2007, compared to a favorable effect of $14.7 million (including favorable development of $0.9 million for catastrophes) in 2006. Favorable catastrophe loss and LAE reserve development for the year ended December 31, 2007 is due primarily to favorable development from catastrophes which occurred in the second half of 2006 and Hurricane Rita which occurred in 2005. Catastrophe losses and LAE (excluding development) on homeowners insurance were $35.5 million for the year ended December 31, 2007, compared to $38.4 million for the same period in 2006. Favorable loss and LAE reserve development on other insurance was $2.8 million for the year ended December 31, 2007, compared to $4.4 million for the same period in 2006.

Insurance Expenses decreased by $11.3 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to lower commissions due to the lower earned premiums, lower premium taxes and other licensing and regulatory fees and assessments, and lower other underwriting expenses.

Net Income in the Kemper segment decreased by $28.9 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to the changes in Operating Profit. The Kemper segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $26.0 million in 2007, compared to $25.6 million in 2006.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN SPECIALTY

DOLLARS IN MILLIONS	2008	2007	2006
Earned Premiums:
Personal Automobile	$414.0	$343.3	$326.1
Commercial Automobile	80.0	106.0	118.3

Total Earned Premiums	494.0	449.3	444.4
Net Investment Income	8.6	19.2	22.4
Other Income	0.2	0.1	–

Total Revenues	502.8	468.6	466.8

Incurred Losses and LAE	397.0	340.9	335.6
Insurance Expenses	95.6	92.4	92.0

Operating Profit	10.2	35.3	39.2
Income Tax Expense	(0.1)	(8.3)	(9.9)

Net Income	$10.1	$27.0	$29.3

RATIOS BASED ON EARNED PREMIUMS
Incurred Loss and LAE Ratio (excluding Catastrophes)	79.8%	75.8%	75.3%
Incurred Catastrophe Loss and LAE Ratio	0.6	0.1	0.2

Total Incurred Loss and LAE Ratio	80.4	75.9	75.5
Incurred Expense Ratio	19.4	20.6	20.7

Combined Ratio	99.8%	96.5%	96.2%

INSURANCE RESERVES

DOLLARS IN MILLIONS	DEC. 31, 2008	DEC. 31, 2007
Insurance Reserves:
Personal Automobile	$175.7	$146.9
Commercial Automobile	107.2	116.8
Other	10.2	14.9

Total Insurance Reserves	$293.1	$278.6

Loss Reserves:
Case	$179.6	$160.0
Incurred but Not Reported	76.3	77.5

Total Loss Reserves	255.9	237.5
LAE Reserves	37.2	41.1

Total Insurance Reserves	$293.1	$278.6

For The Year Ended
Favorable Loss and LAE Reserve Development, Net	$5.5	$15.3

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	2.0%	5.2%

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN SPECIALTY (Continued)

2008 Compared with 2007

Earned Premiums in the Unitrin Specialty segment increased by $44.7 million for the year ended December 31, 2008, compared to the same period in 2007, due to higher earned premiums on personal automobile insurance, partially offset by lower earned premiums on commercial automobile insurance. Personal automobile insurance earned premiums increased by $70.7 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to higher volume, partially offset by lower average earned premium rates. Personal automobile insurance volume increased due primarily to lower overall premium rates in the state of California. Commercial automobile insurance earned premiums decreased by $26.0 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to lower volume resulting from increased competition. In the fourth quarter of 2008, Unitrin Specialty implemented in certain key states several initiatives targeted to stabilize commercial automobile premium volume, including introducing a new commercial insurance product for light commercial vehicles, lowering down payment requirements for certain commercial automobile insurance risks and introducing improved internet-enabled commercial lines rating technology. In 2009, Unitrin Specialty intends to implement these initiatives in the remaining states where it writes commercial automobile insurance.

Net Investment Income decreased by $10.6 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting. The Unitrin Specialty segment reported net investment losses of $7.9 million from these investments for the year ended December 31, 2008, compared to net investment income of $1.0 million in 2007.

Operating Profit in the Unitrin Specialty segment decreased by $25.1 million for the year ended December 31, 2008, compared to 2007, due primarily to higher incurred losses and LAE as a percentage of earned premiums in both personal automobile insurance and commercial automobile insurance and the lower Net Investment Income. Unitrin Specialty’s incurred losses related to Hurricanes Dolly, Gustav and Ike were $1.5 million. See MD&A, “Catastrophes,” for additional information on Hurricanes Dolly, Gustav and Ike and the Company’s catastrophe reinsurance programs.

Personal automobile insurance incurred losses and LAE as a percentage of earned premiums increased due primarily to the significant growth in new personal automobile insurance volume in California and lower favorable loss and LAE reserve development (which recognizes changes in estimates of prior year loss and LAE reserves in the current period) for the year ended December 31, 2008, compared to the same period in 2007. Historically, incurred losses and LAE as a percentage of earned premiums for personal automobile insurance have been higher for new business than they have been for renewal business. As the newer California book of business matures, Unitrin Specialty anticipates that incurred losses and LAE as a percentage of earned premiums will decrease. Personal automobile insurance loss and LAE reserve development had a favorable effect of $1.7 million in 2008, compared to a favorable effect of $4.2 million in 2007. For the year ended December 31, 2008, commercial automobile insurance incurred losses and LAE as a percentage of earned premiums increased due primarily to lower favorable loss and LAE reserve development. Commercial automobile insurance loss and LAE reserve development had a favorable effect of $1.3 million in 2008, compared to a favorable effect of $10.1 million in 2007. Loss and LAE reserve development on certain reinsurance pools in run-off, included in other insurance, had a favorable effect of $2.5 million for the year ended December 31, 2008, compared to a favorable effect of $1.0 million for the same period in 2007. See MD&A, “Critical Accounting Estimates,” for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN SPECIALTY (Continued)

Net Income in the Unitrin Specialty segment decreased by $16.9 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to the lower Operating Profit. The Unitrin Specialty segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $11.2 million for the year ended December 31, 2008, compared to $11.4 million for the same period in 2007.

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

Net Investment Income decreased by $3.2 million for the year ended December 31, 2007, compared to the same period in 2006, due to lower yields on investments, due in part to lower yields on investments in limited liability investment companies and limited partnerships, and lower levels of investments.

Operating Profit in the Unitrin Specialty segment decreased by $3.9 million for the year ended December 31, 2007, compared to 2006, due primarily to higher personal automobile insurance incurred losses and LAE and the lower Net Investment Income, partially offset by lower incurred losses and LAE in both commercial automobile insurance and certain reinsurance pools that are in run-off.

Personal automobile insurance loss and LAE as a percentage of earned premiums increased for the year ended December 31, 2007, compared to the same period in 2006, due primarily to a higher frequency of claims and lower favorable loss reserve development. Personal automobile insurance loss and LAE reserve development had a favorable effect of $4.2 million in 2007, compared to a favorable effect of $6.7 million in 2006. Commercial automobile insurance incurred losses and LAE as a percentage of earned premiums decreased in 2007 due primarily to higher favorable loss and LAE reserve development and, to a lesser extent, the change in the mix of lighter weight and heavier weight commercial vehicles insured by the Unitrin Specialty segment. Commercial automobile insurance loss and LAE reserve development had a favorable effect of $10.1 million in 2007, compared to a favorable effect of $2.2 million in 2006. Loss and LAE reserve development on certain reinsurance pools in run-off, included in other insurance, had a favorable effect of $1.0 million in 2007, compared to no reserve development in 2006.

Net Income in the Unitrin Specialty segment decreased by $2.3 million for the year ended December 31, 2007, compared to the same period in 2006. The Unitrin Specialty segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $11.4 million in both 2007 and 2006.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN DIRECT

DOLLARS IN MILLIONS	2008	2007	2006
Earned Premiums:
Automobile	$283.8	$254.6	$225.9
Homeowners	6.4	2.9	–
Other Personal	0.3	0.1	–

Total Earned Premiums	290.5	257.6	225.9
Net Investment Income	4.6	8.9	9.3
Other Income	0.4	0.4	0.4

Total Revenues	295.5	266.9	235.6
Incurred Losses and LAE	246.7	219.3	182.3
Insurance Expenses	101.3	88.8	63.1

Operating Loss	(52.5)	(41.2)	(9.8)
Income Tax Benefit	20.5	16.3	5.1

Net Loss	$(32.0)	$(24.9)	$(4.7)

RATIOS BASED ON EARNED PREMIUMS
Incurred Loss and LAE Ratio (excluding Catastrophes)	83.8%	84.9%	80.2%
Incurred Catastrophe Loss and LAE Ratio	1.1	0.2	0.5

Total Incurred Loss and LAE Ratio	84.9	85.1	80.7
Incurred Expense Ratio	34.9	34.5	27.9

Combined Ratio	119.8%	119.6%	108.6%

INSURANCE RESERVES

DOLLARS IN MILLIONS	DEC. 31, 2008	DEC. 31, 2007
Insurance Reserves:
Personal Automobile	$159.3	$139.6
Homeowners	3.1	2.2
Other	0.7	0.8

Total Insurance Reserves	$163.1	$142.6

Loss Reserves:
Case	$97.9	$93.3
Incurred but Not Reported	37.5	23.4

Total Loss Reserves	135.4	116.7
LAE Reserves	27.7	25.9

Total Insurance Reserves	$163.1	$142.6

For The Year Ended
Adverse Loss and LAE Reserve Development, Net	$(3.2)	$(5.5)

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	(2.2)%	(5.1)%

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN DIRECT (Continued)

Overall Business Condition and Initiatives

The Unitrin Direct segment reported Operating Losses of $52.5 million and $41.2 million for the years ended December 31, 2008 and 2007, respectively. The Operating Loss increased due primarily to higher volume of insurance in the underperforming Unitrin Direct stand-alone book of business, which excludes business from the Merastar acquisition, and lower Net Investment Income.

Loss and LAE as a percentage of Earned Premiums for the Unitrin Direct stand-alone book of business was significantly higher than that required to produce a profit in both 2008 and 2007. Loss and LAE as a percentage of earned premiums for the Merastar book of business were moderately higher than required to produce a profit in 2008. Direct marketing initiatives in 2007 and the first half of 2008 contributed to the Unitrin Direct segment’s relatively higher Insurance Expenses as a percentage of Earned Premiums in 2008 and 2007, compared to the Kemper and Unitrin Specialty segments which market their insurance products through independent agents. Direct marketing, as compared to independent agency marketing, initially results in higher expenses as a percentage of earned premiums because up-front marketing costs, to the extent they are not deferrable, are expensed as incurred, generally prior to when premiums are written and subsequently earned. Written premiums are recognized as earned premiums over the terms of the respective policies; therefore, sales of policies resulting from marketing spending typically take several months to result in earned premiums. The Unitrin Direct segment’s direct marketing initiatives were intended to accelerate the Unitrin Direct segment’s growth to achieve greater scale and have resulted in higher written premiums and a higher number of policies in force. However, such initiatives also resulted in poorer insurance risk selection than anticipated.

The Unitrin Direct segment has implemented and is continuing to implement several initiatives to improve its operating results. During the second half of 2008, Unitrin Direct began to moderate its marketing spending while modifying its direct mail marketing program to target a better response rate and placing greater emphasis on improving Losses and LAE as a percentage of Earned Premiums through improved premium rate adequacy and improved insurance risk selection. The Unitrin Direct segment has implemented and continues to implement rate increases in most states. The Unitrin Direct segment plans to continue to further reduce its marketing spending in 2009 and, accordingly, expects earned premiums, excluding the impact of the Direct Response acquisition described below, to decline in 2009. Typically, incurred losses and LAE as a percentage of earned premiums for personal automobile insurance are higher for new business than they are for renewal business. As the Unitrin Direct stand-alone book of business matures, the Company also expects losses and LAE as a percentage of Earned Premiums for the renewal book of business to decrease. Unitrin Direct anticipates its marketing spending to decrease in the range of $5 million to $10 million in 2009 due to the moderation of its marketing efforts. The Unitrin Direct segment also continues to improve operating scale by consolidating redundant back office operations and reducing staffing due to the moderation of its marketing efforts.

On August 29, 2008, Unitrin’s subsidiary, Trinity, entered into a definitive agreement to acquire Direct Response in a cash transaction initially valued at approximately $220 million, subject to certain purchase price adjustments. Such purchase price adjustments are currently estimated to reduce the purchase price to approximately $200 million. Except for one approval yet to be received from a state insurance regulator, the Company has received all federal and state regulatory approvals necessary to close the transaction. The Company anticipates closing the transaction in the first quarter of 2009, subject to timely approval by such insurance regulator and the satisfaction of other customary closing conditions. Direct Response specializes in the sale of personal automobile insurance through direct mail and the Internet through web insurance portals and its own websites, response.com and teachers.com. The results for Direct Response will be included in the Unitrin Direct business segment from the date of acquisition. Direct Response had earned premiums of approximately $153 million for the year ended December 31, 2008. The Company intends to consolidate its back office operations with those of Direct Response to further improve Unitrin Direct’s operating scale over time.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN DIRECT (Continued)

While the Unitrin Direct segment anticipates that these initiatives, along with the acquisition of Direct Response, will significantly improve its operating results in 2009, given the level of improvement required to be profitable and the current economic conditions, the Company does not anticipate that Unitrin Direct will be profitable in 2009.

2008 Compared with 2007

Earned Premiums in the Unitrin Direct segment increased by $32.9 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to the June 29, 2007 acquisition of Merastar and higher volume from direct marketing initiatives. Earned Premiums in the Unitrin Direct segment for the year ended December 31, 2008 included earned premiums of $45.6 million from Merastar, compared to $22.5 million for the year ended December 31, 2007. See Note 3, “Acquisitions of Businesses,” to the Consolidated Financial Statements for additional information pertaining to the acquisition of Merastar.

Net Investment Income decreased by $4.3 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting, partially offset by higher levels of investments allocated to the Unitrin Direct segment, due in part to the acquisition of Merastar. The Unitrin Direct segment reported a net investment loss of $4.4 million from these investments for the year ended December 31, 2008, compared to net investment income of $0.5 million for the same period in 2007.

Losses and LAE as a percentage of earned premiums for Unitrin Direct’s stand-alone book of business increased from 85.5% for the year ended December 31, 2007 to 86.7% for the year ended December 31, 2008 due primarily to increased severity of automobile liability insurance losses, inadequate rates and higher catastrophe losses and LAE, partially offset by the impact of lower adverse loss and LAE reserve development (which recognizes changes in estimates of prior year reserves in the current period). Losses and LAE as a percentage of earned premiums for the Merastar book of business decreased from 80.6% for the year ended December 31, 2007 to 75.4% for the year ended December 31, 2008 due primarily to higher favorable loss and LAE development, partially offset by higher catastrophe losses and LAE. Adverse loss and LAE reserve development for the Unitrin Direct stand-alone book of business was $5.8 million for the year ended December 31, 2008, compared to adverse development of $6.9 million for the same period in 2007. Favorable development for the Merastar book of business was $2.6 million for the year ended December 31, 2008, compared to favorable development of $1.4 million in the same period in 2007. See MD&A, “Critical Accounting Estimates,” for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE. Catastrophe losses and LAE for the Unitrin Direct stand-alone business were $1.3 million for the year ended December 31, 2008, compared to $0.4 million for the same period in 2007. Catastrophe losses and LAE for the Merastar book of business were $1.8 million for the year ended December 31, 2008, compared to $0.2 million in the same period in 2007. The Unitrin Direct segment’s total catastrophe losses and LAE related to Hurricanes Dolly, Gustav and Ike were $0.5 million for the year ended December 31, 2008. See MD&A, “Catastrophes,” for additional information on Hurricanes Dolly, Gustav and Ike and the Company’s catastrophe reinsurance programs.

Insurance Expenses increased by $12.5 million in 2008 due primarily to the inclusion of a full year of expenses from the Merastar acquisition, costs associated with closing redundant back office operations and higher bad debt expense related to premium receivables.

Unitrin Direct reported a Net Loss of $32.0 million for the year ended December 31, 2008, compared to a Net Loss of $24.9 million for the same period in 2007. Unitrin Direct’s effective income tax rate differs from the

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN DIRECT (Continued)

federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $6.1 million in 2008, compared to $5.2 million in 2007.

2007 Compared with 2006

Earned Premiums in the Unitrin Direct segment increased by $31.7 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to direct marketing initiatives implemented in 2007 and the acquisition of Merastar. Earned Premiums in the Unitrin Direct segment in 2007 include earned premiums of $22.5 million from Merastar since the date of acquisition. Excluding the impact on Earned Premiums from the Merastar acquisition, Earned Premiums in the Unitrin Direct segment increased by $9.2 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to higher volume resulting from the direct marketing initiatives.

The Unitrin Direct segment reported an Operating Loss of $41.2 million for the year ended December 31, 2007, compared to an Operating Loss of $9.8 million for the same period in 2006. Operating results decreased due primarily to higher incurred losses and LAE as a percentage of earned premiums and higher marketing and other policy acquisition expenses as a percentage of earned premiums. Results for the Unitrin Direct segment in 2007 also included an operating loss of $1.4 million related to the Merastar acquisition. Losses and LAE as a percentage of earned premiums increased in the Unitrin Direct segment for the year ended December 31, 2007, compared to the same period in 2006, due primarily to inadequate rates and higher adverse loss and LAE development. Unitrin Direct recognized adverse loss and LAE reserve development of $5.5 million in 2007, compared to an adverse development of $4.5 million in 2006. Marketing and other policy acquisition expenses as a percentage of earned premiums, excluding Merastar, increased from 10.6% for the year ended December 31, 2006 to 14.8% for the same period in 2007 due primarily to increased spending on direct mail, web, and television advertising. Insurance expenses also increased due primarily to additional staffing to support the higher number of policies in force.

Unitrin Direct reported a Net Loss of $24.9 million for the year ended December 31, 2007, compared to a Net Loss of $4.7 million for the year ended December 31, 2006. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $5.2 million in 2007, compared to $4.7 million in 2006.

LIFE AND HEALTH INSURANCE

DOLLARS IN MILLIONS	2008	2007	2006
Earned Premiums:
Life	$398.5	$387.8	$400.7
Accident and Health	160.1	157.9	158.3
Property	102.8	108.0	116.6

Total Earned Premiums	661.4	653.7	675.6
Net Investment Income	162.1	181.0	181.3
Other Income	1.1	1.2	11.2

Total Revenues	824.6	835.9	868.1
Policyholders’ Benefits and Incurred Losses and LAE	447.7	393.9	404.5
Insurance Expenses	297.6	291.4	308.2

Operating Profit	79.3	150.6	155.4
Income Tax Expense	(27.5)	(53.6)	(53.9)

Net Income	$51.8	$97.0	$101.5

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE AND HEALTH INSURANCE (Continued)

INSURANCE RESERVES

DOLLARS IN MILLIONS	DEC. 31, 2008	DEC. 31, 2007
Insurance Reserves:
Future Policyholder Benefits	$2,912.5	$2,471.5
Incurred Losses and LAE:
Life	36.6	37.9
Accident and Health	23.6	23.5
Property	23.0	11.4

Total Incurred Losses and LAE	83.2	72.8

Total Insurance Reserves	$2,995.7	$2,544.3

2008 Compared with 2007

On April 1, 2008, Unitrin completed its previously announced acquisition of Primesco in a cash merger transaction valued at $95.5 million, including transaction costs of $0.2 million. Primesco’s wholly-owned subsidiaries, Mutual Savings Life and Mutual Savings Fire, specialize in the sale of life, health and fire insurance products to persons of modest financial means in Alabama, Georgia, Mississippi and several other states in the Southeast. Results for Primesco and its subsidiaries are included in the Company’s results of operations from the date of acquisition. See Note 3, “Acquisition of Businesses,” to the Consolidated Financial Statements for additional information pertaining to the acquisition of Primesco.

Earned Premiums in the Life and Health Insurance segment increased by $7.7 million for the year ended December 31, 2008, compared to the same period in 2007. Earned Premiums in the Life and Health Insurance segment for the year ended December 31, 2008, included earned premiums of $37.4 million resulting from the Primesco acquisition, of which $29.3 million was from life insurance, $5.4 million was from accident and health insurance and $2.7 million was from property insurance.

Excluding the impact of the Primesco acquisition, Earned Premiums in the Life and Health Insurance segment decreased by $29.7 million for the year ended December 31, 2008, compared to the same period in 2007. Earned premiums on life insurance decreased by $18.6 million for the year ended December 31, 2008 due primarily to lower volume. Earned premiums on accident and health insurance decreased by $3.2 million for the year December 31, 2008, as the volume of limited benefit medical and Medicare supplement products declined by $8.2 million, while higher average premium rates for those same products increased earned premiums by $5.0 million. Earned premiums on property insurance sold by the Life and Health Insurance segment’s career agents decreased by $7.9 million for the year ended December 31, 2008 due primarily to lower volume, due in part to the Company’s strategy to reduce coastal exposures, and higher catastrophe reinsurance premiums. Catastrophe reinsurance premiums, which reduce the Life and Health Insurance segment’s earned premiums on property insurance, included a reinsurance premium of $4.4 million in 2008 to reinstate catastrophe reinsurance coverage following Hurricanes Dolly, Gustav and Ike. See MD&A, “Catastrophes,” for additional information on Hurricanes Dolly, Gustav and Ike and the Company’s catastrophe reinsurance programs. Excluding the impact of the reinsurance reinstatement premium, catastrophe reinsurance premiums decreased by $2.7 million due primarily to the Company’s strategy to reduce costal exposures.

The Life and Health Insurance segment’s property insurance products provide fire and allied lines coverage for modest value dwellings and personal property. Dwelling coverage represents approximately 43% of the segment’s property insurance premiums. In January 2006, the Life and Health Insurance segment halted new sales of dwelling coverage in coastal areas. In the third quarter of 2007, the Life and Health Insurance segment

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE AND HEALTH INSURANCE (Continued)

non-renewed dwelling coverage in certain coastal areas of the Gulf and southeastern United States. In the fourth quarter of 2008, the Life and Health Insurance segment halted new sales of dwelling coverage in all markets. The Life and Health Insurance segment believes that these actions have reduced its exposure to catastrophe risks and will continue to reduce its exposure to catastrophe risks over time. The Life and Health Insurance segment is also considering other actions to significantly reduce its exposure to catastrophe risks.

Net Investment Income decreased by $18.9 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to lower net investment income from investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting, partially offset by $16.6 million of net investment income from Primesco since the date of the acquisition. The Life and Health Insurance segment reported net investment losses of $38.3 million from these investments in limited liability investment companies and limited partnerships for the year ended December 31, 2008, compared to net investment income of $1.5 million for the same period in 2007.

Operating Profit in the Life and Health Insurance segment decreased by $71.3 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to higher catastrophe losses and LAE, net of reinsurance, on property insurance sold by the Life and Health Insurance segment’s career agents, the lower Net Investment Income and higher policyholders’ benefits as a percentage of earned premiums on life insurance and accident and health insurance, partially offset by operating profit from the Primesco acquisition. Operating Profit in the Life and Health Insurance segment included $7.9 million of operating profit for the year ended December 31, 2008 from the Primesco acquisition.

Catastrophe losses and LAE (including development), net of reinsurance, on property insurance were $41.5 million for the year ended December 31, 2008, compared to $10.5 million for the same period in 2007. Catastrophe losses and LAE for the year ended December 31, 2008 included $22.8 million, net of reinsurance, from Hurricanes Dolly, Gustav and Ike. Catastrophe losses for the year ended December 31, 2008 also included unfavorable development of $11.0 million due primarily to additional losses related to certain re-opened claims from Hurricane Rita. Catastrophe losses and LAE for the year ended December 31, 2007 included unfavorable development of $6.9 million, due primarily to development on Hurricanes Katrina and Rita. The Life and Health Insurance segment has a number of pending legal matters related to Hurricane Rita and could continue to report either favorable or unfavorable development in future periods depending on the resolution of these matters.

Excluding the increase in catastrophe losses and LAE, Policyholders’ Benefits and Incurred Losses and LAE increased in total for the year ended December 31, 2008, compared to the same period in 2007, due primarily to the inclusion of Primesco in 2008 and increased as a percentage of earned premiums due primarily to higher policyholders’ benefits on life insurance as a percentage of earned premiums, due in part to an increase in mortality, and higher Accident and Health benefits as a percentage of earned premiums on accident and health insurance due to an increase in reported claims. Policyholders’ Benefits and Incurred Losses and LAE from the Primesco acquisition were $25.3 million for the year ended December 31, 2008.

Insurance Expenses increased by $6.2 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to the inclusion of Primesco in 2008, partially offset by lower commission and other expenses. Insurance Expenses from the Primesco acquisition were $20.7 million for the year ended December 31, 2008. Excluding the impact of the Primesco acquisition, commission expense decreased by $11.1 million in 2008 due primarily to fewer career agents and the lower volume of insurance in-force.

Net Income in the Life and Health Insurance segment decreased by $45.2 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to the lower Operating Profit.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE AND HEALTH INSURANCE (Continued)

Future Policyholder Benefit reserves increased by $441.0 million due primarily to the addition of insurance reserves related to the Primesco acquisition. Property Insurance reserves increased by $11.6 million due primarily to reserves related to Hurricanes Dolly, Gustav and Ike.

2007 Compared with 2006

Earned Premiums in the Life and Health Insurance segment decreased by $21.9 million for the year ended December 31, 2007, compared to the same period in 2006. Earned premiums on life insurance decreased by $12.9 million due primarily to lower volume. Earned premiums on property insurance sold by the Life and Health Insurance segment’s career agents decreased by $8.6 million due primarily to lower volume related to the Company’s strategy to reduce coastal exposures and, to a lesser extent, an increase in the cost of catastrophe reinsurance. In the third quarter of 2007, the Life and Health Insurance segment non-renewed and suspended sales of its dwelling insurance policies in certain coastal areas of the Gulf and southeastern United States. The cost of catastrophe reinsurance coverage was $8.5 million for the year ended December 31, 2007, compared to $6.1 million for the same period in 2006 (see MD&A, “Catastrophes”).

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

Net Investment Income decreased by $0.3 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to lower yields on investments in limited liability investment companies and limited partnerships, partially offset by higher yields on investments in fixed maturities and equity securities and higher levels of investments. The Life and Health Insurance segment reported net investment income of $1.5 million from its investments in limited liability investment companies and limited partnerships for the year ended December 31, 2007, compared to net investment income of $12.5 million for the same period in 2006. Yields on equity securities in 2007 included a special $5.2 million dividend on the Company’s investment in IRI. Net Investment Income in 2006 did not include a corresponding dividend from the Company’s investment in IRI.

Other Income decreased by $10.0 million for the year ended December 31, 2007, compared to the same period in 2006. Other Income in 2006 included a gain of $9.6 million, net of an initial deferred gain of $2.6 million, recognized on the sale and leaseback of Reserve National’s home office building. The deferred gain is being amortized over the 36-month term of the leaseback. Amortization of the deferred gain included in Other Income was $0.8 million and $0.4 million in 2007 and 2006, respectively. Other Income in 2006 also included a gain of $1.0 million recognized on the sale of the Career Agency Companies’ Louisiana office building.

Operating Profit in the Life and Health Insurance segment decreased by $4.8 million for the year ended December 31, 2007, compared to the same period in 2006, due to the lower Other Income, partially offset by lower Insurance Expenses and lower Policyholders’ Benefits and Incurred Losses and LAE.

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

LIFE AND HEALTH INSURANCE (Continued)

segment’s compensation plans and lower amortization of deferred policy acquisition costs, partially offset by the initial favorable impact in 2006 of the changes in the Life and Health Insurance segment’s compensation plans.

Policyholders’ Benefits and Incurred Losses and LAE declined for the year December 31, 2007, compared to the same period in 2006, due primarily to lower policyholders’ benefits on life insurance, partially offset by higher incurred losses on property insurance sold by the Life and Health Insurance segment’s career agents. Life insurance benefits decreased due primarily to improved mortality and a higher level of policy lapses in 2007. Incurred losses on property insurance increased due primarily to higher weather-related losses in 2007, compared to the same period in 2006, from events that were not severe enough to be classified as catastrophes by ISO.

Catastrophe losses and LAE (including development), net of reinsurance recoveries, on property insurance sold by the Life and Health Insurance segment’s career agents were $10.5 million and $10.8 million in 2007 and 2006, respectively (see MD&A, “Catastrophes”). Catastrophe losses and LAE for the year ended December 31, 2007 included adverse development of $4.2 million on Hurricane Rita related to the Company’s estimate of the cost to settle certain legal matters that are not recoverable from reinsurance. Catastrophe losses and LAE for the years ended December 31, 2007 and 2006 included adverse development of $1.8 million and $4.4 million, net of reinsurance, respectively, on Hurricane Katrina.

Net Income in the Life and Health Insurance segment decreased by $4.5 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to the lower Operating Profit.

FIRESIDE BANK

DOLLARS IN MILLIONS	2008	2007	2006
Interest, Loan Fees and Earned Discounts	$237.4	$251.2	$237.3
Other Automobile Finance Revenues	4.9	9.0	7.7

Total Automobile Finance Revenues	242.3	260.2	245.0
Net Investment Income	4.5	4.9	3.9

Total Revenues	246.8	265.1	248.9
Provision for Loan Losses	110.0	166.8	62.4
Interest Expense on Certificates of Deposits	58.7	58.7	49.8
General and Administrative Expenses	94.2	105.6	91.9
Write Off of Goodwill	9.2	–	–

Operating Profit (Loss)	(25.3)	(66.0)	44.8
Income Tax Benefit (Expense)	3.0	27.2	(18.7)

Net Income (Loss)	$(22.3)	$(38.8)	$26.1

Automobile Loan Originations	$546.1	$793.3	$806.9

Weighted-Average Yield on Certificates of Deposits—End of Year	4.8%	4.9%

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

FIRESIDE BANK (Continued)

AUTOMOBILE LOAN RECEIVABLES

DOLLARS IN MILLIONS	DEC. 31, 2008	DEC. 31, 2007
Sales Contracts and Loans Receivable	$1,213.1	$1,390.8
Unearned Discounts and Deferred Fees	(14.4)	(28.9)

Net Automobile Loan Receivables Outstanding	1,198.7	1,361.9
Reserve for Loan Losses	(120.1)	(148.4)

Automobile Loan Receivables	$1,078.6	$1,213.5

Percentage of Net Automobile Loan Receivables Outstanding:
Current Loan Balances	61.6%	61.2%
Delinquent Loan Balances:
Less than 30 Days Delinquent	26.1	26.2
30 Days to 59 Days Delinquent	8.6	8.1
60 Days to 89 Days Delinquent	2.7	3.4
Delinquent 90 Days and Greater	1.0	1.1

Total Delinquent Loan Balances	38.4%	38.8%

Ratio of Reserve for Loan Losses to Net Automobile Loan Receivables Outstanding	10.0%	10.9%

RESERVE FOR LOAN LOSSES

	YEAR ENDED DEC. 31,
DOLLARS IN MILLIONS	2008	2007
Reserve for Loan Losses—Beginning of Year	$148.4	$68.8
Provision for Loan Losses	110.0	166.8
Net Charge-off:
Automobile Loan Receivables Charged Off	(182.9)	(139.4)
Automobile Loan Receivables Recovered	44.6	52.2

Net Charge-off	(138.3)	(87.2)

Reserve for Loan Losses—End of Year	$120.1	$148.4

2008 Compared with 2007

The Fireside Bank segment reported an Operating Loss of $25.3 million in 2008, compared to an Operating Loss of $66.0 million in 2007. Automobile Finance Revenues decreased by $17.9 million for the year ended December 31, 2008 compared the same period in 2007. The Provision for Loan Losses was $110.0 million in 2008, compared to $166.8 million in 2007. General and Administrative Expenses decreased by $11.4 million in 2008, compared to 2007. Operating Loss in 2008 included a charge of $9.2 million to write off goodwill (see Note 7, “Goodwill,” to the Consolidated Financial Statements).

Interest, Loan Fees and Earned Discounts in the Fireside Bank segment decreased by $13.8 million for the year ended December 31, 2008, compared to the same period in 2007, due to both lower average loans outstanding and lower average yield on the loans outstanding. The yield on loans outstanding was 18.11% at December 31, 2008, compared to 18.66% at December 31, 2007. Fireside Bank only makes loans that are

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

FIRESIDE BANK (Continued)

secured by automobiles. Fireside Bank has no loans outstanding that are secured by real estate. Fireside Bank does not sell or securitize any portion of its loan portfolio.

The Provision of Loan Losses for the year ended December 31, 2008 included $77.7 million for loans originated in 2008 and a $32.3 million increase in the Bank’s estimated loss expectations for loans originated in previous years. The additions to the estimated loss expectations were primarily for loans originated in 2007 and 2006 and were caused primarily by a higher level of gross charge-off and lower recovery rates due to higher levels of unemployment, lower auction prices on repossessed vehicles and negative general economic conditions. Approximately 65% of Net Automobile Loan Receivables are concentrated in the state of California. Fireside Bank’s estimated loss expectations for automobile loans originated in 2008 are lower than its current estimated loss expectations for loans originated in 2007 due in large part to the implementation of an improved risk-based-pricing and credit-scoring model in early 2008 to aid in the underwriting process. The implementation of this model resulted in the prospective elimination of certain unprofitable segments of business written in prior years. The segments of business eliminated represent in excess of 25% of the loans originated by Fireside Bank in 2007.

Automobile Loan Originations declined from $793.3 million in 2007 to $546.1 million in 2008, due primarily to the segments of business eliminated and an overall decrease in automobile sales, partially offset by the effects of decreased competition. Fireside Bank has implemented and continues to implement a number of initiatives that it expects to improve its performance. In the second and third quarters of 2008, Fireside Bank implemented two proprietary scorecards. Additionally in the third quarter of 2008 Fireside Bank tightened the underwriting criteria for certain borrowers who have limited credit history. Fireside Bank anticipates Automobile Loan Originations will continue to decline in 2009 due to the overall decrease in the automobile market and the segments of business eliminated.

Effective July 1, 2008, Fireside Bank ceased the loan payment deferral program that it had begun in the fourth quarter of 2007. Under the former program, qualifying customers were allowed to move delinquent payments to the end of the loan. Loan deferrals were only available once in a twelve-month period and twice during the life of a loan and only to customers that had demonstrated a renewed ability to make their loan payments by either making three consecutive loan payments or the equivalent of three payments. Customer accounts with loan deferrals represented less than 1% of Net Automobile Loan Receivables Due at December 31, 2008.

General and Administrative costs, as a percentage of Interest, Loan Fees and Earned Discounts, decreased from 42.0% for the year ended December 31, 2007, to 39.6% for the year ended December 31, 2008. This decrease was primarily due to the consolidation of branch operations from 33 branches at December 31, 2007 to 9 branches at December 31, 2008, and the centralization of collection operations into two call centers. Fireside Bank incurred $5.5 million and $1.9 million of restructuring charges related to the consolidation of branches and centralization of collections for the years ended December 31, 2008 and 2007 respectively. General and Administrative Expenses, excluding these restructuring charges, as a percentage of Interest, Loan Fees and Earned Discounts, decreased from 41.3% for the year ended December 31, 2007, to 37.3% for the year ended December 31, 2008. General and Administrative costs, as a percentage of Interest, Loan Fees and Earned Discounts are anticipated to increase in 2009 due primarily to the lower Net Automobile Loan Receivables Due.

Net Loss in the Consumer Finance segment declined from $38.8 million in 2007 to $22.3 million in 2008 due to the reduced operating loss. The Consumer Finance segment’s effective tax rate differs from the Federal statutory tax rate due primarily to state income taxes and the charge to write off goodwill.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

FIRESIDE BANK (Continued)

2007 Compared with 2006

Interest, Loan Fees and Earned Discounts in the Fireside Bank segment increased by $13.9 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to higher levels of loans outstanding, partially offset by lower yield.

The Provision for Loan Losses increased by $104.4 million for the year ended December 31, 2007, compared to the same period in 2006, due to higher net charge-off and an increase in the estimate of loan losses from prior years. The Provision for Loan Losses increased due to increased loss expectations driven by an increase in the amount of Automobile Loan Receivables charged off, a reduction in Automobile Loan Receivables Recovered as a percentage of Automobile Loan Receivables Charged Off, leading trends in the macroeconomic environment and, to a lesser extent, an increase in the level of Net Automobile Loan Receivables outstanding.

Interest Expense on Certificates of Deposits increased by $8.9 million for the year ended December 31, 2007 compared to the same period in 2006 due to higher interest rates on Certificates of Deposits and higher levels of deposits.

General and Administrative Expenses, as a percentage of Interest, Loan Fees and Earned Discounts, increased from 38.7% for the year ended December 31, 2006, to 42.0% for the year ended December 31, 2007, due primarily to an increase in the number of collectors and higher related collection costs in 2007.

Operating results in the Fireside Bank segment decreased by $110.8 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to the higher provision for loan losses.

Fireside Bank reported a Net Loss of $38.8 million for the year ended December 31, 2007, compared to Net Income of $26.1 million in 2006 due to the lower operating results. Fireside Bank’s effective tax rate differs from the Federal statutory tax rate due primarily to state income taxes. State income taxes were a benefit of $6.7 million in 2007, compared to expense of $4.6 million in 2006.

INVESTMENT RESULTS

Net Investment Income was $212.9 million, $289.9 million and $286.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net Investment Income decreased by $77.0 million in 2008, compared to 2007, due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting, lower short-term investment income and lower dividend income from Northrop and IRI, partially offset by higher investment income related to the acquisitions of businesses. Net Investment Income increased by $3.9 million in 2007, compared to 2006, due primarily to higher dividend income from the Company’s investments in Northrop preferred and common stock and IRI common stock and higher levels of investments, partially offset by lower net investment income from investments in limited liability investment companies and limited partnerships. The Company reported net investment losses of $76.3 million from investments in limited liability investment companies and limited partnerships for the year ended December 31, 2008, compared to net investment income of $6.7 million for the same period in 2007. Investment income from limited liability investment companies and limited partnerships decreased in 2008, compared to 2007, due primarily to the Company’s pro rata share of unrealized losses from investments recognized in operations by certain of the limited liability investment companies and limited partnerships. The Company reported net investment income of $6.7 million from investments in limited liability investment companies and limited partnerships for the year ended December 31, 2007, compared to net investment income of $24.8 million for the same period in 2006. Investment income from limited liability investment companies and limited partnerships decreased in 2007,

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)

compared to 2006, due primarily to the Company’s pro rata share of unrealized losses from investments recognized in operations by certain of the limited liability investment companies and limited partnerships. Dividend income from the Company’s investments in Northrop preferred and common stock decreased by $14.2 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to the conversion of the higher yielding Northrop preferred stock into Northrop common stock during 2008 and to a lesser extent the sales of the Northrop common stock throughout the year and the timing of the Northrop preferred stock ex-dividend dates in 2007. Dividend income from the Company’s investment in Northrop preferred stock increased by $6.2 million for year ended December 31, 2007, compared to the same period in 2006, due to the timing of ex-dividend dates. Dividend income from other equity securities increased by $6.8 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to a special dividend of $5.2 million from the Company’s equity investment in IRI. The Company cannot anticipate when or if similar dividends from its equity investments in IRI may occur in the future. Short-term investment income increased by $6.8 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to higher levels of short-term investments. The Company invested the proceeds from the issuance of its 6.00% senior notes in short-term investments until the principal on its 5.75% senior notes was repaid in the third quarter of 2007 (see Note 9, “Notes Payable,” to the Consolidated Financial Statements.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)

Net Comprehensive Investment Gains (Losses) are comprised of realized investment gains and losses reported in the Statement of Operations and unrealized investment gains and losses that are not reported in the Statement of Operations, but rather are reported in the Statement of Comprehensive Income (Loss). The components of Net Comprehensive Investment Gains (Losses) for the years ended December 31, 2008, 2007 and 2006 were:

DOLLARS IN MILLIONS	2008	2007	2006
Fixed Maturities:
Recognized in Statement of Operations:
Gains on Dispositions	$4.8	$5.1	$5.0
Losses on Dispositions	(6.8)	(4.0)	(4.4)
Losses from Write-downs	(65.9)	(10.4)	–

Total Recognized in Statement of Operations	(67.9)	(9.3)	0.6
Recognized in Other Comprehensive Income (Loss)	(117.7)	26.5	(45.3)

Total Comprehensive Investment Gains (Losses) on Fixed Maturities	(185.6)	17.2	(44.7)

Northrop Preferred and Common Stock:
Recognized in Statement of Operations:
Gains on Dispositions	53.1	58.6	5.6
Losses on Dispositions	(13.1)	–	–

Total Recognized in Statement of Operations	40.0	58.6	5.6
Recognized in Other Comprehensive Income (Loss)	(281.3)	43.0	61.8

Total Comprehensive Investment Gains (Losses) on Northrop Preferred and Common Stock	(241.3)	101.6	67.4

Other Equity Securities:
Recognized in Statement of Operations:
Gains on Dispositions	67.9	30.6	23.2
Losses on Dispositions	(46.1)	(5.1)	(1.1)
Losses from Write-downs	(83.3)	(22.6)	(2.8)

Total Recognized in Statement of Operations	(61.5)	2.9	19.3
Recognized in Other Comprehensive Income (Loss)	(196.6)	(0.3)	51.8

Total Comprehensive Investment Gains (Losses) on Other Equity Securities	(258.1)	2.6	71.1

Real Estate:
Recognized in Statement of Operations:
Gains on Dispositions	1.5	4.8	0.9
Losses from Write-downs	–	–	(0.1)

Total Recognized in Statement of Operations	1.5	4.8	0.8

Other Investments:
Recognized in Statement of Operations:
Gains on Dispositions	0.1	1.2	–
Losses on Dispositions	(0.2)	(0.2)	(0.2)
Losses from Write-downs	(3.7)	–	–
Trading Securities Net Gains (Losses)	(2.0)	0.5	0.4

Total Recognized in Statement of Operations	(5.8)	1.5	0.2

Southern States:
Gain on Disposition of Southern States Recognized in Statement of Operations	–	4.0	–

Total Comprehensive Investment Gains (Losses)	$(689.3)	$131.7	$94.8

Recognized in Statement of Operations	$(93.7)	$62.5	$26.5
Recognized in Other Comprehensive Income (Loss)	(595.6)	69.2	68.3

Total Comprehensive Investment Gains (Losses)	$(689.3)	$131.7	$94.8

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)

Total Comprehensive Investment Gains (Losses) for the year ended December 31, 2008 included unrealized losses of $593.6 million before tax and foreign currency translation adjustments on investments of $2.0 million before tax. The unrealized losses on Northrop Preferred and Common Stock and Other Equity Securities were due primarily to the overall decline in the stock market in the fourth quarter of 2008. Total Comprehensive Investment Gains (Losses) for the year ended December 31, 2008 include realized gains on dispositions of $127.4 million and realized losses on dispositions of $66.2 million.

During the first nine months of 2008, the Company sold 2,713,800 shares of Northrop common stock at a realized gain of $47.5 million and sold investments in other preferred and common stocks at a net realized gain of $18.4 million, which included a realized gain of $13.6 million from sales of the Company’s investment in Baker Hughes, Inc. common shares. In the fourth quarter of 2008, the Company sold an additional 5,315,107 shares of Northrop common stock at a net realized loss of $7.5 million and most of its investments in other common stocks at a net realized gain of $3.4 million to limit its continued exposure to further declines in the stock market.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other than temporary declines in fair value are reported in the Consolidated Statements of Operations in the period that the decline was determined to be other than temporary. Total Comprehensive Investment Gains (Losses) for the years ended December 31, 2008, 2007 and 2006, include losses recognized in the Statement of Operations of $152.9 million, $33.0 million and $2.8 million, respectively, from other than temporary declines in the fair values of investments. Pretax losses from write-downs of fixed maturities for the year ended December 31, 2008 included a pretax loss of $33.5 million related to a single issuer that had previously defaulted and subsequently recapitalized. Pretax losses from write-downs of fixed maturities for the year ended December 31, 2007, included a pretax loss of $8.3 million related to the same issuer. In addition, pretax losses from write-downs of fixed maturities for the year ended December 31, 2008 included a loss of $18.8 million for another issuer that required recapitalization due to deteriorating economic conditions in the mobile home industry. Pretax losses from write-downs of other equity securities for the year ended December 31, 2008 included pretax losses of $35.6 million as a result of the U.S. Government placing Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) into conservatorship and their deteriorating financial condition. Given the market conditions at the end of the third quarter of 2008, the Company concluded that it no longer had the intent at September 30, 2008 to hold certain common stocks until recovery and, accordingly, wrote down these common stocks by $12.5 million in the third quarter of 2008. Additional pretax losses from write-downs of other equity securities for the year ended December 31, 2008 were primarily due to the deteriorating financial conditions of issuers in the financial services industry. Pretax losses from write-downs of other equity securities for the year ended December 31, 2007 were precipitated in part to the overall decline in the stock market in the second half of 2007. The Company wrote down the value of various holdings of equity securities. The Company cannot anticipate when or if similar investment losses may occur in the future.

On July 9, 2007, Republic Companies purchased Southern States General Agency, Inc. (“Southern States”), a subsidiary of Unitrin, from the Company. Net Realized Investment Gains for the year ended December 31, 2007, includes a pretax gain of $4.0 million for the year ended December 31, 2007 resulting from this sale.

INVESTMENT QUALITY AND CONCENTRATIONS

The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At December 31, 2008, nearly 95% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard &

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)

Poor’s; a rating of Aaa, Aa, A or Baa from Moody’s; or a rating from the NAIC of 1 or 2. The Company has not made significant investments in securities that are directly or indirectly related to sub-prime mortgage loans including, but not limited to, collateralized debt obligations and structured investment vehicles.

The following table summarizes the credit quality of the fixed maturity investment portfolio at December 31, 2008 and 2007:

		2008		2007
NAIC Rating	Standard & Poor’s Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,464.5	83.7%	$3,339.1	90.6%
2	BBB	449.5	10.9	220.8	6.0
3	BB	89.3	2.2	26.2	0.7
4	B	42.9	1.0	7.7	0.2
5	CCC	76.9	1.9	49.2	1.3
6	In or Near Default	12.8	0.3	43.7	1.2

	Total Investments in Fixed Maturities	$4,135.9	100.0%	$3,686.7	100.0%

Gross unrealized losses on the Company’s investments in below-investment grade fixed maturities were $33.4 million and $1.3 million at December 31, 2008 and 2007, respectively. At December 31, 2008, the Company had $1,308.5 million of investments in municipal bonds, of which $591.4 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment credit-risk strategy is to focus on the underlying credit rating of the issuer and not to rely upon the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the average underlying rating of the Company’s entire municipal bond portfolio is AA, the majority of which are direct obligations of a state.

The following table summarizes the credit enhanced ratings and underlying ratings of the Company’s investments in obligations of states, municipalities and political subdivisions, which are included in the preceding table of the credit quality of the Company’s entire portfolio of investments in fixed maturities, at December 31, 2008:

	Credit Enhanced Rating		Underlying Rating
Standard & Poor’s Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
AAA	$262.4	20.1%	$257.5	19.7%
AA	919.2	70.2	907.2	69.3
A	113.6	8.7	130.5	10.0
BBB	11.5	0.9	8.3	0.6
Below Investment Grade	1.8	0.1	5.0	0.4

Total Investments in State, Municipalities and Political Subdivisions	$1,308.5	100.0%	$1,308.5	100.0%

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)

The following table summarizes the fair value of the Company’s investments in Fixed Maturities by industry at December 31, 2008 and 2007:

DOLLARS IN MILLIONS	2008	2007
States, Municipalities and Political Subdivisions	$1,308.5	$1,364.1
U.S. Government and Government Agencies and Authorities	979.1	1,108.7
Manufacturing	877.2	626.2
Finance, Insurance and Real Estate	546.6	457.4
Transportation, Communication and Utilities	193.0	67.2
Services	119.6	37.0
Mining	44.3	4.9
Wholesale Trade	30.5	13.9
Retail Trade	25.4	7.3
Agriculture, Forestry and Fishing	10.3	–
Construction	1.4	–

Total Investments in Fixed Maturities	$4,135.9	$3,686.7

Forty-nine companies comprised over 75% of the Company’s fixed maturity exposure to the Manufacturing industry at December 31, 2008, with the largest single exposure, Celerity, Inc., comprising 2.8%, or $24.5 million, of the Company’s fixed maturity exposure to such industry. Twenty-three companies comprised over 75% of the Company’s exposure to the Finance, Insurance and Real Estate industry at December 31, 2008, with the largest single exposure, Special Value Opportunity Fund auction rate preferred stocks, comprising 11.8%, or $64.7 million, of the Company’s exposure to such industry.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)

The following table summarizes the fair value of the Company’s ten largest investment exposures at December 31, 2008:

DOLLARS IN MILLIONS	Fair Value
Government National Mortgage Association:
Fixed Maturities	$415.6
U.S. Treasury Bonds, Notes and Bills:
Fixed Maturities	245.0
Short Term	116.0

Total U.S. Treasuries	361.0

Tennebaum Capital Partners Sponsored Entities:
Fixed Maturities – Redeemable Preferred Stocks	64.7
Limited Liability Investment Companies and Limited Partnerships	132.3

Total Tennebaum Capital Partners Sponsored Entities	197.0

Intermec:
Investment in Investee	168.1
State of Louisiana and Political Subdivisions Thereof:
Fixed Maturities	140.1
Fannie Mae:
Fixed Maturities	107.5
Federal Home Loan Banks:
Fixed Maturities	87.0
Freddie Mac:
Fixed Maturities	84.9
Goldman Sachs and its Sponsored Entities:
Fixed Maturities	7.4
Equity Securities – Preferred and Common Stocks	2.9
Equity Securities – Other Equity Interests	14.5
Mutual Funds	0.2
Limited Liability Investment Companies and Limited Partnerships	53.4

Total Goldman Sachs and its Sponsored Entities	78.4

State of Georgia and Political Subdivisions Thereof:
Fixed Maturities	67.4

Total	$1,707.0

The Company has exposure to the residential mortgage industry primarily by virtue of its investments in Government National Mortgage Association (“Ginnie Mae”), Fannie Mae, Federal Home Loan Banks (“FHLB”) and Freddie Mac. Fannie Mae, FHLB and Freddie Mac are each U.S. government sponsored and federally chartered entities, which are privately capitalized, whereas Ginnie Mae is a U.S. government-owned corporation. Securities issued by Ginnie Mae are backed by the full faith and credit of the U.S. government. On September 7, 2008, Fannie Mae and Freddie Mac were placed in conservatorship. In connection with their conservatorship, Fannie Mae and Freddie Mac obtained additional capitalization from the U.S. Government in transactions in which, among other things, they issued senior preferred stock to the U.S. Government. Approximately 82% of the Company’s investments in the fixed maturities of Fannie Mae, FHLB and Freddie Mac are in general obligations issued by Fannie Mae, FHLB and Freddie Mac, with the balance invested in various mortgage- backed securities (“MBS”). While each general obligation is fixed in its maturity, 98% of the Company’s investments in these general obligations are callable by the issuer prior to their maturity. In contrast, principal

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)

payments of MBS securities vary with the underlying mortgages associated with them. The Company has no exposures to interest-only or principal-only investment strips. The Company’s investments in Ginnie Mae securities consist of various mortgage pools and pass-through certificates. Ginnie Mae guarantees the payment of principal and interest on these securities, which vary with the underlying mortgages. In addition to the Company’s investments in Fannie Mae, Ginnie Mae, FHLB and Freddie Mac securities, the Company had investments in other U.S. government sponsored or owned corporations totaling $39.1 million at December 31, 2008. At December 31, 2008, the Company also owned $6.2 million of MBS issued by private companies, of which $3.4 million may be considered sub-prime.

At December 31, 2008, the Company’s fixed maturity investments in U.S. Treasury securities consisted of various maturities principally ranging from less than one year to 22 years with an effective duration of approximately 5 years. The Company’s short-term investments in U.S. Treasury securities consisted of $78.6 million of U.S. Treasury Bills typically with maturities of less than one week and $37.4 million of U.S. Treasury Bonds and Notes with a maturity of less than one year at the date of purchase. In addition to these investments, the Company had $270.6 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government and $141.6 million invested in money market funds which primarily invest in U.S. Treasury securities. At the time of borrowing, the repurchase agreements generally require the borrower to provide to the Company collateral at least equal to the amount borrowed. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed. While money market fund managers strive to maintain a stable fund price equal to the amounts invested in their funds, investors in such funds bear investment risk in the event that the funds’ investments decline in value. The money market funds in which the Company has invested have applied for insurance coverage under the U.S. Treasury Department Temporary Guarantee Program for Money Market Funds.

The Company had $286.4 million invested in various limited liability investment companies and limited partnerships at December 31, 2008, of which $44.1 million was included in the Company’s Investments in Other Equity Securities and $242.3 million was included in Other Investments. As limited liability investment companies and limited partnerships, these entities are required to follow certain specialized industry accounting which requires that unrealized gains and losses be reported in their statements of operations. The Company is required to account for some of its investments in these entities, namely those entities in which the Company’s interest is not deemed minor, under the equity method of accounting. This specialized accounting requiring income or loss recognition, as the case may be, of unrealized gains and losses, along with the requirement to account for some of these investments under the equity method of accounting, adds a degree of volatility to the Company’s net investment income. The Company had ownership interests totaling $132.3 million in such entities sponsored by Tennenbaum Capital Partners, LLC (“TCP”) included in Other Investments at December 31, 2008. The Company also had a $10.0 million unfunded, future capital commitment to these TCP-sponsored entities to fund future investments at December 31, 2008. Such capital commitment was funded in January of 2009. The Company’s Investments in Fixed Maturities included an investment of $64.7 million in two redeemable, auction rate preferred stocks, rated AA by S&P and issued by one of the TCP-sponsored entities at December 31, 2008. The Company owns no other auction rate preferred stocks. TCP is a private investment firm that specializes in investing in companies undergoing change due to industry trends, economic cycles or specific company circumstances. As such, the TCP-sponsored entities in which the Company invests employ a long-term investment strategy focused on opportunities investments that may include holdings in illiquid securities such as distressed debt or leveraged loans. From time to time, the Company may also invest directly in some of the companies in which the TCP sponsored entities invest. Such direct investments had a fair value of $36.1 million at December 31, 2008. Goldman Sachs Group, Inc. (“Goldman Sachs”), a bank holding company and a leading global investment banking, securities and investment management firm, sponsors certain limited partnerships in

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)

which the Company invests. The Company’s investments in Goldman Sachs-sponsored entities focus on two distinct investment strategies. One strategy focuses on providing liquidity or partnering solutions for investors in existing private equity assets and providing capital or partnering solutions for portfolio managers, commonly referred to as secondary transactions. The other strategy focuses on investments in mezzanine securities, which principally include fixed income securities, such as debt and preferred stock, and may also include an equity component, such as warrants, options or common stock. Other Equity Securities and Other Investments include $14.5 million and $53.4 million, respectively, related to the Company’s investments in Goldman Sachs-sponsored entities at December 31, 2008. The Company is also committed to making future contributions of $65.1 million to Goldman Sachs-sponsored entities to fund future investments. In addition, Other Equity Securities includes $2.9 million related to the Company’s investments in Goldman Sachs preferred and common stock at December 31, 2008.

The Company has significant exposure to changes in the fair value of one public company, Intermec, by virtue of its investments in the common stock of this company. Intermec has described itself as a leader in global supply chain solutions and in the design, development, manufacture and integration of wired and wireless automated data collection, mobile computing systems, bar code printers, label media and RFID (radio frequency identification). Intermec’s products and services are used by customers in many industries to improve productivity, quality and responsiveness of business operations, from supply chain management and enterprise resource planning to field sales and service. Intermec’s products and services are sold globally to a diverse set of customers in markets such as manufacturing, warehousing, direct store delivery, retail, consumer goods, field services, government, security, healthcare, transportation and logistics. Based on shares outstanding reported in Intermec’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, the Company owned 20.5% of Intermec’s common stock at December 31, 2008. Accordingly, the Company accounts for its investment in Intermec under the equity method of accounting. The Company reports its investment in Intermec at cost plus accumulated undistributed earnings, rather than fair value, in the Consolidated Balance Sheet. The fair value of the Company’s investment in Intermec exceeded this carrying value by $65.9 million at December 31, 2008.

The Company’s Investments in Fixed Maturities included investments in the obligations of 46 states, and municipalities and political subdivisions thereof, with a fair value of $1,308.5 million at December 31, 2008, of which $1,264.2 million are callable prior to their maturity at or above par. Certain states provide premium tax incentives to insurance companies that invest in their states. The Company has large investment concentrations in Louisiana and Georgia, in particular, as a result of premium tax incentives.

SECURITIES LENDING, CREDIT DEFAULT SWAPS AND HEDGING ACTIVITIES

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

Highbridge is a limited partnership that specializes in arbitrage and absolute return investment strategies in the global equity and corporate debt securities markets and indirectly invests in funds that purchase and sell equities, futures, swaps, forward currency contracts, exchange traded and over-the-counter options, warrants, and both convertible and non-convertible corporate bonds. The Company’s investment in Highbridge, which is reported in Other Equity Securities in the Consolidated Balance Sheet, was $17.7 million at December 31, 2008. On October 23, 2008, the Company submitted a full redemption notice to the Highbridge general partner. On

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SECURITIES LENDING, CREDIT DEFAULT SWAPS AND HEDGING ACTIVITIES (Continued)

November 21, 2008, the general partner notified the Company that the general partner was imposing a restriction on the redemption of certain assets representing 70% of the Company’s investment in Highbridge and that such assets would not be redeemed currently, but rather would be redeemed over several periods.

DISTRESSED AND MEZZANINE DEBT AND SECONDARY TRANSACTIONS INVESTMENTS

The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships, which are accounted for under the equity method of accounting and reported in Other Investments at December 31, 2008 and December 31, 2007, are summarized below:

DOLLARS IN MILLIONS	ASSET CLASS	UNFUNDED COMMITMENT DEC. 31, 2008	CARRYING VALUE		STATED FUND DATE
			DEC. 31, 2008	DEC. 31, 2007
Special Value Opportunity Fund, LLC	Distressed Debt	$–	$69.9	$94.1	7/13/2014
Tennenbaum Opportunities Fund V, LLC	Distressed Debt	10.0	43.3	42.8	10/10/2016
Goldman Sachs Vintage Fund IV, L.P.	Secondary Transactions	28.8	53.4	33.3	12/31/2016
Special Value Continuation Fund, LLC	Distressed Debt	–	19.1	37.0	6/30/2016
NY Life Investment Management
Mezzanine Partners II, LP	Mezzanine Debt	6.5	18.9	10.3	7/31/2016
BNY Mezzanine Partners L.P.	Mezzanine Debt	5.3	12.7	7.9	4/17/2016
Other Funds		11.3	25.0	29.2	2015-2018

Total		$61.9	$242.3	$254.6

In addition, at December 31, 2008 the Company has unfunded commitments of $67.1 million for investments in limited liability investment companies and limited partnerships that are not accounted for under the equity method of accounting.

INTEREST AND OTHER EXPENSES

Interest and Other Expenses was $58.5 million, $66.9 million and $62.5 million in 2008, 2007 and 2006, respectively. Interest expense, excluding interest on a mortgage note payable included in real estate investment expense, was $32.2 million, $33.2 million and $28.5 million in 2008, 2007 and 2006, respectively. Interest expense increased in 2007 due primarily to higher levels of debt outstanding resulting from the issuance of the Company’s 6.00% senior notes due May 15, 2017 (the “6.00% Senior Notes”), partially offset by repayment of the Company’s 5.75% senior notes due July 1, 2007 (the “5.75% Senior Notes”). Other Corporate Expenses were $26.3 million, $33.7 million and $34.0 million in 2008, 2007 and 2006, respectively. Other Corporate Expenses decreased by $7.4 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to lower compensation and employee benefit costs.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INCOME TAXES

The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions, state income taxes and the write-off of Goodwill. Tax-exempt investment income and dividends received deductions were $57.1 million, $61.7 million and $55.0 million in 2008, 2007 and 2006, respectively. In 2008, state income tax expense, net of federal benefit, was $2.6 million, including $3.6 million to establish a valuation allowance for deferred state income taxes. In 2007, state income tax benefit, net of federal expense, was $8.9 million, including a benefit of $5.3 million resulting from the expiration of a state’s statute of limitations. State income tax expense, net of federal benefit, was $4.3 million in 2006. In 2008, the Company wrote off $9.2 million of Goodwill, which is not deductible for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, there were approximately 1.4 million shares of the Company’s outstanding common stock that could be repurchased under the Company’s outstanding repurchase authorization. Common stock may be repurchased in the open market or in privately negotiated transactions from time to time subject to market conditions and other factors. The Company repurchased and retired 2,045,100 shares of its common stock in 2008 at a cost of $69.0 million. The Company repurchased and retired 3,042,100 shares of its common stock in 2007 at a cost of $139.5 million. The Company has repurchased and retired approximately 62.8 million shares of its common stock in open market transactions at an aggregate cost of approximately $1.8 billion since 1990.

On June 24, 2005, the Company entered into a five-year, $325 million, unsecured, revolving credit agreement, expiring June 30, 2010, with a group of financial institutions. The agreement provides for fixed and floating rate advances for periods up to one year at various interest rates. The agreement also contains various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for the Company’s largest insurance subsidiaries. The proceeds from advances under the revolving credit facility may be used for general corporate purposes. The Company had no outstanding advances under its unsecured, revolving credit agreement at December 31, 2008 or December 31, 2007. Undrawn letters of credit issued pursuant to the unsecured, revolving credit agreement were $13.1 million at both December 31, 2008 and December 31, 2007. Accordingly, the amounts available for future borrowing were $311.9 million at both December 31, 2008 and 2007. The agreement contains various financial and other covenants and minimum risk-based capital ratios for Unitrin’s two largest insurance subsidiaries, United and Trinity. Management estimates that it could borrow the full amount under the agreement and still meet the financial covenants contained in the agreement.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The lenders participating in the Company’s unsecured, revolving credit agreement and their aggregate commitments are presented below:

Lender	Commitment in Millions
JPMorgan Chase Bank, N.A	$65.0
Wells Fargo Bank, National Association	65.0
Wachovia Bank, National Association	50.0
The Bank of New York	30.0
The Northern Trust Company	30.0
Union Bank of California, N.A	30.0
Fifth Third Bank (Chicago), a Michigan Banking Corporation	15.0
U.S. Bank, N.A	15.0
Regions Bank	10.0
William Street Commitment Corporation	10.0
UMB Bank, N.A.	5.0

Total Commitment	$325.0

On May 11, 2007, the Company issued $360 million of its 6.00% Senior Notes due May 15, 2017 for an effective yield of 6.19%. The 6.00% Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at the Company’s option at specified redemption prices. The Company used the proceeds from the sale of the notes to repay the $300 million principal aggregate amount of its 5.75% Senior Notes which were due on July 1, 2007 and for general corporate purposes. Interest expense under the 6.00% Senior Notes was $22.0 million and $14.1 million for the years ended December 31, 2008 and 2007, respectively.

In 2003, the Company issued $200 million of its 4.875% senior notes due November 1, 2010 (the “4.875% Senior Notes”) for an effective yield of 5.04%. The 4.875% Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at the Company’s option at specified redemption prices. Interest expense under the 4.875% Senior Notes was $10.0 million for each of the years ended December 31, 2008, 2007 and 2006.

In 2002, the Company issued $300 million of its 5.75% Senior Notes for an effective yield of 5.99%. The 5.75% Senior Notes were retired in 2007. Interest expense under the 5.75% Senior Notes was $9.0 million and $18.0 million for the years ended December 31, 2007 and 2006, respectively.

Unitrin directly held cash and investments totaling $23.3 million at December 31, 2008, compared to $416.1 million at December 31, 2007. Investments at December 31, 2007 included investments in Northrop preferred and common stocks totaling $341.8 million. Unitrin sold its remaining Northrop holdings in 2008, generating gross proceeds of $296.4 million. Unitrin’s subsidiary, Trinity, held 895,674 shares of Northrop common stock with a fair value of $40.3 million at December 31, 2008. Due in part to its sales of Northrop common stock, the Company anticipates that Unitrin will be required to make federal income tax payments of approximately $43 million in the first quarter of 2009. Unitrin made a capital contribution of $25 million to United in January of 2009. Unitrin borrowed $25 million under its revolving credit facility to fund the contribution.

Unitrin does not anticipate making significant changes to its capital structure in 2009. Sources available for future shareholder dividend payments, capital contributions to subsidiaries, income tax payments and the payment of interest on Unitrin’s senior notes include the receipt of dividends from Unitrin’s subsidiaries and borrowings under Unitrin’s revolving credit agreement. Various state insurance laws restrict the ability of Unitrin’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Unitrin’s direct insurance subsidiaries paid dividends consisting of $84.2 million in cash and 819,159 shares of Northrop common stock with a fair value of $51.0 million to Unitrin during 2008. In 2009, Unitrin estimates that its direct insurance subsidiaries would be able to pay $120 million in dividends to Unitrin without prior regulatory approval. Fireside Bank has agreed not to pay dividends without the prior approval of the FDIC and CDFI. The Company does not expect Fireside Bank to pay a dividend in 2009.

Given the decline in shareholders equity in 2008, the decline in cash and other securities held at the Unitrin Parent Company level, the capital contributions made to all of Unitrin’s businesses during 2008 and in January 2009, the potential capital funding requirement associated with the Direct Response acquisition as discussed below, and the potential for additional realized or unrealized investment losses in the Company’s investment portfolio, there can be no assurance that Unitrin will continue the payment of dividends to its shareholders at the level paid in 2008.

On April 1, 2008, the Company completed its acquisition of Primesco in a cash merger transaction valued at $95.5 million, including transaction costs of $0.2 million. The Company funded the acquisition primarily through borrowings under its revolving credit agreement which were repaid during the third quarter of 2008.

On August 29, 2008 Unitrin’s subsidiary, Trinity, entered into a definitive agreement to acquire Direct Response in a cash transaction initially valued at approximately $220 million, subject to certain purchase price adjustments. Such purchase price adjustments are currently estimated to reduce the purchase price to approximately $200 million. At December 31, 2008 Trinity maintained cash and short-term investments sufficient to fund the acquisition price. Except for one approval yet to be received from a state insurance regulator, the Company has received all federal and state regulatory approvals necessary to close the transaction. The Company anticipates closing the transaction in the first quarter of 2009, subject to timely approval by such insurance regulator and the satisfaction of other customary closing conditions. Unitrin made a capital contribution of $65.0 million to Trinity during the fourth quarter of 2008. Unitrin may make an additional capital contribution to Trinity in 2009 to maintain Trinity’s risk-based capital at appropriate levels considering the addition of the Direct Response business. Unitrin would likely fund such a contribution through borrowings under its revolving credit agreement or the receipt of dividends from its other insurance subsidiaries. The amount of such contribution, if any, is dependent on Trinity’s operating and investment results in 2009.

Quantitative measures established by bank regulations to ensure capital adequacy require Fireside Bank to maintain minimum amounts of capital. Bank regulations define capital calculations for Tier 1 capital, total risk-weighted assets and total risk-based capital. To be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total average assets of 5% or greater. Fireside Bank had ratios of total capital to total risk-weighted assets of 20.3% at December 31, 2008 and 13.9% at December 31, 2007; a ratio of Tier 1 capital to total risk-weighted assets of 18.4% at December 31, 2008 and 13.0% at December 31, 2007; and a ratio of Tier 1 capital to total average assets of 15.6% at December 31, 2008 and 12.0% at December 31, 2007. Higher levels of capital, while undefined, are generally more prudent for Fireside Bank’s sub-prime automobile loan business than would be required for lower risk businesses. Fireside Bank has agreed with its regulators to maintain a ratio of Tier 1 capital to total average assets of 15% or greater. During the third quarter of 2008, Unitrin made a capital contribution of $60.0 million to its subsidiary, Fireside Securities Corporation (“FSC”), which, in turn, contributed the same amount to its subsidiary, Fireside Bank. The capital contributions were made to increase Fireside Bank’s ratio of Tier 1 capital to total average assets above 15%. During the second half of 2007, Unitrin also made capital contributions totaling $52.0 million to FSC, which, in turn, contributed the same amount to Fireside Bank. The capital contributions were made to replenish Fireside Bank’s capital position.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The primary sources of funds for Unitrin’s insurance subsidiaries are premiums and investment income. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Accordingly, during periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flow from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if Unitrin’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could result in either investment gains or losses. The Company believes that Unitrin’s property and casualty insurance subsidiaries have sufficient short-term liquidity to fund the payment of losses from Hurricanes Ike, Gustav and Dolly without the additional sale of investments. Management believes that its insurance subsidiaries maintain adequate levels of liquidity in the event that its property and casualty insurance subsidiaries experience several future catastrophic events over a relatively short period of time.

The primary sources of funds for Fireside Bank are customer deposits, repayments of automobile loans, interest on automobile loans and investment income. The primary uses of funds by Fireside Bank are automobile loans made to consumers, repayment of customer deposits, interest paid to depositors and general expenses.

Net Cash Provided by Operating Activities decreased by $182.9 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to the lower operating results. Net Cash Provided by Operating Activities decreased by $54.3 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to higher property and casualty claims paid.

Net Cash Used by Financing Activities increased by $263.1 million for the year ended December 31, 2008, compared to the same period in 2007. During 2008, the Company borrowed and repaid $232.0 million under its revolving credit agreement. During the second quarter of 2007, the Company issued its $360 million senior secured notes for net proceeds of $354.8 million. The Company repaid its $300 million senior secured notes in the third quarter of 2007. The Company funds its Automobile Loan Receivables through the issuance of Certificates of Deposit. Automobile Loan Receivables declined by $134.9 million in 2008. Net cash used by Certificates of Deposits withdrawals, net of Certificates of Deposits issued, was $163.5 million for the year ended December 31, 2008, compared to net cash provided of $111.6 million for the same period in 2007. The Company used $69.0 million of cash during 2008 to repurchase shares of its common stock, compared to $139.5 million of cash used to repurchase shares of its common stock for the same period in 2007.

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

Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain at the end of the year. Net Cash Provided by Investing Activities was $356.2 million for the year ended December 31, 2008, compared to Net Cash Used by Investing Activities of $222.9 million for the same period in 2007. Purchases of Fixed Maturities

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

exceeded Sales of Fixed maturities by $237.6 million in 2008, while Sales and Maturities of Fixed Maturities exceeded purchases of fixed maturities by $179.0 million in 2007. Net cash provided by dispositions of short-term investments was $132.3 million for the year ended December 31, 2008, compared to net cash used to acquire short-term investments of $184.0 million for the same period in 2007. Cash used to acquire investments in limited liability investment companies and limited partnerships decreased by $17.9 million in 2008, compared to 2007. Automobile Loan Originations decreased by $247.2 million in 2008, compared to 2007. The repayment of automobile loan receivables decreased by $72.8 million in 2008, compared to 2007. Cash provided by sales of Northrop common stock increased by $292.3 million in 2008, compared to 2007, as the Company reduced its risk to further declines in the stock market in 2008. Cash received from dispositions of other equity securities, net of cash paid to acquire other equity securities was $169.5 million in 2008, compared to net cash paid to acquire other equity securities, net of cash received from dispositions, of $29.0 million in 2007, as the Company reduced its risk to further declines in the stock market in 2008. The Company received proceeds of $68.8 million related to the disposition of its Unitrin Business Insurance operations in 2008. The Company used $95.4 million of cash to acquire businesses in 2008, compared to $46.9 million in 2007.

Net Cash Used by Investing Activities increased by $136.8 million for the year ended December 31, 2007, compared to the same period in 2006. Net cash used to acquire short-term investments was $184.0 million in 2007, compared to net cash provided by sales of short-term investments of $63.3 million in 2006. The Company used $46.9 million of cash to fund the acquisition of Merastar in 2007. Purchases of other equity securities, net of cash received from dispositions of other equity securities was $29.0 million in 2007, compared to $85.6 million in 2006. Cash used to acquire investments in limited liability investment companies and limited partnerships increased by $32.2 million in 2007. The acquisition of automobile loan receivables, net of automobile loans repaid, used $30.2 million less cash in 2007, compared to 2006. Cash provided by the sales and maturities of fixed maturities, net of purchases, decreased by $25.4 million. Sales of Northrop Common Stock provided $114.5 million more cash in 2007 than in 2006.

Cash increased by $79.7 million from December 31, 2007 to December 31, 2008, due primarily to cash provided by operating activities. Cash decreased by $53.4 million from December 31, 2006 to December 31, 2007. At the end of 2006, the Company temporarily did not fully invest its available funds due primarily to the implementation of certain premium tax strategies. The Company implemented similar premium tax strategies at the end of 2007, while maintaining a lower level of cash.

Unitrin and its subsidiaries have not formed special purpose entities or similar structured financing vehicles to access capital and/or manage risk or for any other purpose. The Company’s retained earnings includes $61.8 million and $54.4 million representing the undistributed equity in net income and accumulated other comprehensive income of investee at December  31, 2008 and 2007, respectively.

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

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CONTRACTUAL OBLIGATIONS

Estimated cash disbursements pertaining to the Company’s contractual obligations at December 31, 2008, are as follows:

DOLLARS IN MILLIONS	JAN. 1, 2009 TO DEC. 31, 2009	JAN. 1, 2010 TO DEC. 31, 2011	JAN. 1, 2012 TO DEC. 31, 2013	AFTER DEC. 31, 2013	TOTAL
Long Term Debt Obligations	$0.5	$200.9	$6.3	$360.0	$567.7
Certificates of Deposits	449.0	449.1	212.7	–	1,110.8
Operating Lease Obligations	29.6	49.3	32.9	50.7	162.5
Purchase Obligations	4.4	2.5	0.3	–	7.2
Life and Health Insurance Policy Benefits	278.8	473.0	462.0	6,199.9	7,413.7
Property and Casualty Insurance Reserves	624.3	407.8	134.3	102.3	1,268.7
Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP	80.3	100.3	49.0	75.7	305.3

Total Contractual Obligations	$1,466.9	$1,682.9	$897.5	$6,788.6	$10,835.9

Amounts included in Life and Health Insurance Policy Benefits within the contractual obligations table above represent the estimated cash payments to be made to policyholders and beneficiaries. Such cash outflows are based on the Company’s current assumptions for mortality, morbidity and policy lapse, but are undiscounted with respect to interest. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. The Company estimates that future cash inflows would total $4.6 billion using the same assumptions used to estimate the cash outflows.

The Company’s Life Insurance Reserves in the Company’s Consolidated Balance Sheet are generally based on the historical assumptions for mortality and policy lapse and are on a discounted basis. Accordingly, the sum of the amounts presented above for Life and Health Insurance Policy Benefits significantly exceeds the amount of Life and Health Insurance Reserves reported on the Company’s Consolidated Balance Sheet at December 31, 2008.

In addition to the purchase obligations included above, the Company had certain investment commitments totaling $129.0 million at December 31, 2008. The funding of such investment commitments is dependent upon a number of factors, the timing of which is indeterminate.

The contractual obligations reported above also exclude the Company’s liability of $17.0 million for unrecognized tax benefits. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.

Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP primarily consist of interest obligations related to Long Term Debt Obligations and Certificates of Deposits.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

ACCOUNTING CHANGES

In 2008, the Company changed its accounting for certain investments accounted for under the equity method of accounting to eliminate a reporting lag. The Company’s financial statements have been adjusted for the retrospective application of a change in accounting principle pursuant to SFAS No. 154, Accounting Changes and Correction of Errors. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements for the effect on the Company’s Consolidated Financial Statements.

Changes in accounting standards that are most critical to the Company are discussed in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements under the heading “Accounting Changes.” The accounting changes discussed are:

•	SFAS No. 157, Fair Value Measurements;

•	SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans;

•	SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115;

•	SFAS No. 141(R), Business Combinations;

•	SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51;

•	SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133;

•	SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60;

•	FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109;

•	FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities; and

•	FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100–basis points in the yield curve at December 31, 2008 and 2007, respectively, for Investments in Fixed Maturities. Such 100–basis point increase in the yield curve may not necessarily result in a corresponding 100–basis point increase in the interest rate for all investments in fixed maturities. For example, a 100–basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100–basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or prepaid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Automobile Loan Receivables, the Company assumed an adverse and instantaneous increase of 100–basis points in market interest rates from their levels at December 31, 2008 and 2007, respectively. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100–basis points in market interest rates from their levels at December 31, 2008 and 2007, respectively. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease and 10% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at December 31, 2008 and 2007, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 1.05 and 0.88 at December 31, 2008 and 2007, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended December 31, 2008 and 2007, respectively, and weighted on the fair value of such securities at December 31, 2008 and 2007, respectively. For equity securities without observable market inputs the Company assumed a beta of 1.00 and 1.40 at December 31, 2008 and 2007, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the market value of the Company’s financial instruments at December 31, 2008, using these assumptions were:

		PRO FORMA INCREASE (DECREASE)
DOLLARS IN MILLIONS	FAIR VALUE	INTEREST RATE RISK	EQUITY PRICE RISK	TOTAL MARKET RISK
ASSETS
Investments in Fixed Maturities	$4,135.9	$(277.1)	$–	$(277.1)
Investments in Equity Securities	221.8	(5.7)	(33.8)	(39.5)
Automobile Loan Receivables	1,099.6	(13.5)	–	(13.5)

LIABILITIES
Certificates of Deposits	$1,148.7	$19.3	$–	$19.3
Notes Payable	433.9	18.7	–	18.7

The estimated adverse effects on the market value of the Company’s financial instruments at December 31, 2007, using these assumptions were:

		PRO FORMA INCREASE (DECREASE)
DOLLARS IN MILLIONS	FAIR VALUE	INTEREST RATE RISK	EQUITY PRICE RISK	TOTAL MARKET RISK
ASSETS
Investments in Fixed Maturities	$3,686.7	$(248.1)	$–	$(248.1)
Investments in Equity Securities	1,303.6	(3.9)	(108.8)	(112.7)
Automobile Loan Receivables	1,230.3	(16.5)	–	(16.5)

LIABILITIES
Certificates of Deposits	$1,269.7	$26.3	$–	$26.3
Notes Payable	550.3	30.9	–	30.9

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

At December 31, 2008 and 2007, $40.3 million and $706.0 million, respectively, of the Company’s Investments in Equity Securities, which exclude the Company’s Investment in Investee (Intermec), was concentrated in the preferred and common stock of Northrop. Accordingly, the Company’s Investments in Equity Securities are sensitive to the nature of Northrop’s industry segments. Northrop describes itself as a $32 billion global defense and technology company whose 120,000 employees provide innovative systems, products, and solutions in information and services, electronics, aerospace and shipbuilding to government and commercial customers worldwide.

Item 8.	Financial Statements and Supplementary Data.

Index to

Consolidated Financial Statements of

Unitrin, Inc. and its Subsidiaries

Unitrin, Inc. and Subsidiaries

Consolidated Balance Sheets

	DECEMBER 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2008	2007
ASSETS
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2008 – $4,174.4; 2007 – $3,608.9)	$4,135.9	$3,686.7
Northrop Preferred Stock at Fair Value (Cost: 2007 – $177.5)	–	258.5
Northrop Common Stock at Fair Value (Cost: 2008 – $38.6; 2007 – $245.5)	40.3	447.5
Other Equity Securities at Fair Value (Cost: 2008 – $216.8; 2007 – $436.5)	181.5	597.6
Investee (Intermec) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2008 – $168.1; 2007 – $257.1)	102.2	90.7
Short-term Investments at Cost which Approximates Fair Value	548.6	658.7
Other	714.9	696.1

Total Investments	5,723.4	6,435.8

Cash	184.2	103.1
Automobile Loan Receivables at Cost (Fair Value: 2008 – $1,099.6; 2007 – $1,230.3)	1,078.6	1,213.5
Other Receivables	686.5	634.8
Deferred Policy Acquisition Costs	489.2	437.4
Goodwill	334.6	314.7
Current and Deferred Income Taxes	201.4	17.2
Other Assets	120.9	109.9
Assets of Discontinued Operations	–	128.0

Total Assets	$8,818.8	$9,394.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance Reserves:
Life and Health	$2,972.6	$2,533.0
Property and Casualty	1,268.7	1,322.9

Total Insurance Reserves	4,241.3	3,855.9

Certificates of Deposits at Cost (Fair Value: 2008 – $1,148.7; 2007 – $1,269.7)	1,110.8	1,274.3
Unearned Premiums	733.5	722.2
Liabilities for Income Taxes	68.2	258.7
Notes Payable at Amortized Cost (Fair Value: 2008 – $433.9; 2007 – $550.3)	560.8	560.1
Accrued Expenses and Other Liabilities	455.6	380.9
Liabilities of Discontinued Operations	–	51.3

Total Liabilities	7,170.2	7,103.4

Shareholders’ Equity:
Common Stock, $0.10 Par Value Per Share, 100 Million Shares Authorized, 62,314,503 and 64,254,818 Shares Issued and Outstanding at December 31, 2008 and 2007	6.2	6.4
Paid-in Capital	764.7	781.3
Retained Earnings	985.8	1,178.5
Accumulated Other Comprehensive Income (Loss)	(108.1)	324.8

Total Shareholders’ Equity	1,648.6	2,291.0

Total Liabilities and Shareholders’ Equity	$8,818.8	$9,394.4

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Unitrin, Inc. and Subsidiaries

Consolidated Statements of Operations

	FOR THE YEARS ENDED DECEMBER 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2008	2007	2006
REVENUES
Earned Premiums	$2,376.6	$2,286.9	$2,290.5
Automobile Finance Revenues	242.3	260.2	245.0
Net Investment Income	212.9	289.9	286.0
Other Income	4.1	3.5	14.4
Net Realized Investment Gains (Losses)	(93.7)	62.5	26.5

Total Revenues	2,742.2	2,903.0	2,862.4

EXPENSES
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,765.2	1,572.3	1,508.7
Insurance Expenses	736.5	705.8	712.0
Automobile Finance Expenses	204.1	272.5	154.2
Interest Expense on Certificates of Deposits	58.7	58.7	49.8
Goodwill	9.2	–	–
Interest and Other Expenses	58.5	66.9	62.5

Total Expenses	2,832.2	2,676.2	2,487.2

Income (Loss) from Continuing Operations before Income Taxes and Equity in Net Income of Investee	(90.0)	226.8	375.2
Income Tax Benefit (Expense)	46.2	(49.9)	(116.8)

Income (Loss) from Continuing Operations before Equity in Net Income of Investee	(43.8)	176.9	258.4
Equity in Net Income of Investee	5.8	1.2	9.2

Income (Loss) from Continuing Operations	(38.0)	178.1	267.6

Discontinued Operations:
Income from Discontinued Operations Before Income Taxes	18.2	34.8	22.0
Income Tax Expense	(9.8)	(7.5)	(2.6)

Income from Discontinued Operations	8.4	27.3	19.4

Net Income (Loss)	$(29.6)	$205.4	$287.0

Income (Loss) Per Share from Continuing Operations	$(0.60)	$2.71	$3.94
Income Per Share from Discontinued Operations	0.13	0.42	0.29

Net Income (Loss) Per Share	$(0.47)	$3.13	$4.23

Income (Loss) Per Share from Continuing Operations Assuming Dilution	$(0.60)	$2.70	$3.92
Income Per Share from Discontinued Operations Assuming Dilution	0.13	0.42	0.28

Net Income (Loss) Per Share Assuming Dilution	$(0.47)	$3.12	$4.20

Dividends Paid Per Share	$1.88	$1.82	$1.76

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Unitrin, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED DECEMBER 31,
DOLLARS IN MILLIONS	2008	2007	2006
OPERATING ACTIVITIES
Net Income (Loss)	$(29.6)	$205.4	$287.0
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operations:
Policy Acquisition Costs Deferred	(324.7)	(325.0)	(351.1)
Amortization of Deferred Policy Acquisition Costs	324.6	330.3	342.6
Equity in Net Income of Investee before Taxes	(8.9)	(2.0)	(14.3)
Equity in Losses (Earnings) of Limited Liability Investment Companies and Limited Partnerships	77.1	(6.4)	(24.8)
Distribution of Accumulated Earnings of Limited Liability Investment Companies and Limited Partnerships	1.0	27.1	12.9
Amortization of Investment Securities and Depreciation of Investment Real Estate	10.1	6.2	7.2
Provision for Loan Losses	110.0	166.8	62.4
Depreciation of Property and Equipment	18.8	20.9	22.2
Goodwill	9.2	–	–
Decrease (Increase) in Other Receivables	(5.6)	69.1	97.5
Decrease in Insurance Reserves and Unearned Premiums	(58.5)	(110.2)	(54.6)
Decrease in Liabilities for Income Taxes	(132.1)	(60.1)	(4.3)
Decrease in Accrued Expenses and Other Liabilities	(20.4)	(11.7)	(33.2)
Net Realized Investment Losses (Gains)	93.7	(62.5)	(26.5)
Gain on Disposition of Business	(8.1)	–	–
Other, Net	12.6	4.2	(16.6)

Net Cash Provided by Operating Activities	69.2	252.1	306.4

INVESTING ACTIVITIES
Sales and Maturities of Fixed Maturities	956.7	614.1	559.1
Purchases of Fixed Maturities	(1,194.3)	(435.1)	(354.7)
Sales of Northrop Common Stock	424.3	132.0	17.5
Sales of Other Equity Securities	344.6	103.5	84.5
Purchases of Other Equity Securities	(175.1)	(132.5)	(170.1)
Acquisitions and Improvements of Investment Real Estate	(24.3)	(24.2)	(39.2)
Sales of Investment Real Estate	3.2	8.7	1.8
Acquisitions of Limited Liability Investment Companies and Limited Partnerships	(80.0)	(97.9)	(65.7)
Change in Short-term Investments	132.3	(184.0)	63.3
Repayments of Automobile Loan Receivables	571.4	644.2	627.6
Acquisitions of Automobile Loan Receivables	(546.1)	(793.3)	(806.9)
Acquisition of Businesses, Net of Cash Acquired	(95.4)	(46.9)	–
Disposition of Businesses, Net of Cash Disposed	68.8	3.9	–
Other, Net	(29.9)	(15.4)	(3.3)

Net Cash Provided (Used) by Investing Activities	356.2	(222.9)	(86.1)

FINANCING ACTIVITIES
Certificates of Deposits Issued	143.0	361.3	350.9
Certificates of Deposits Withdrawals	(306.5)	(249.7)	(262.5)
Notes Payable Proceeds	232.0	354.8	40.0
Notes Payable Payments	(232.1)	(300.0)	(40.1)
Cash Dividends Paid	(118.4)	(119.9)	(119.8)
Common Stock Repurchases	(69.0)	(139.5)	(89.9)
Cash Exercise of Stock Options	1.6	5.1	6.8
Excess Tax Benefits from Share-based Awards	0.3	1.3	3.4
Other, Net	3.4	4.0	4.3

Net Cash Used by Financing Activities	(345.7)	(82.6)	(106.9)

Increase (Decrease) in Cash	79.7	(53.4)	113.4
Cash, Beginning of Year, Including Cash Reported in Discontinued Operations	104.5	157.9	44.5

Cash, End of Year, Including Cash Reported in Discontinued Operations	$184.2	$104.5	$157.9
Cash, End of Year, Reported in Discontinued Operations	–	(1.4)	–

Cash, End of Year	$184.2	$103.1	$157.9

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Unitrin, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

	FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNT	NUMBER OF SHARES	COMMON STOCK	PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDERS’ EQUITY
BALANCE, DECEMBER 31, 2005 As Reported	68.5	$6.9	$711.4	$1,188.2	$251.2	$2,157.7
Cumulative Effect of Change in Accounting (notes 1 and 2)				1.7		1.7

BALANCE, DECEMBER 31, 2005 As Adjusted	68.5	$6.9	$711.4	$1,189.9	$251.2	$2,159.4
Net Income	–	–	–	287.0	–	287.0
Other Comprehensive Income (note 14)	–	–	–	–	43.1	43.1

Total Comprehensive Income						330.1

Cash Dividends to Shareholders ($1.76 per share)	–	–	–	(119.8)	–	(119.8)
Repurchases of Common Stock	(2.0)	(0.2)	(21.6)	(68.1)	–	(89.9)
Stock-based Compensation Cost (notes 2 and 12)	–	–	11.9	–	–	11.9
Share-based Awards,
Net of Shares Exchanged (note 12)	0.5	–	57.6	(52.2)	–	5.4
Adjustment to Initially Apply SFAS No. 158, Net of Tax (note 2)	–	–	–	–	(7.3)	(7.3)
Other	–	–	(0.2)	–	–	(0.2)

BALANCE, DECEMBER 31, 2006	67.0	$6.7	$759.1	$1,236.8	$287.0	$2,289.6
Net Income	–	–	–	205.4	–	205.4
Other Comprehensive Income (note 14)	–	–	–	–	40.1	40.1

Total Comprehensive Income						245.5

Cash Dividends to Shareholders ($1.82 per share)	–	–	–	(119.9)	–	(119.9)
Repurchases of Common Stock	(3.0)	(0.3)	(35.6)	(103.6)	–	(139.5)
Stock-based Compensation Cost (notes 2 and 12)	–	–	15.7	–	–	15.7
Share-based Awards,
Net of Shares Exchanged (note 12)	0.3	–	42.5	(39.3)	–	3.2
Equity in Investee’s Adjustment to Initially Apply SFAS No. 158, Net of Tax (note 2)	–	–	–	–	(2.3)	(2.3)
Equity in Cumulative Effect of Investee’s Adoption of FIN 48	–	–	–	(0.9)	–	(0.9)
Other	–	–	(0.4)	–	–	(0.4)

BALANCE, DECEMBER 31, 2007	64.3	$6.4	$781.3	$1,178.5	$324.8	$2,291.0
Net Loss	–	–	–	(29.6)	–	(29.6)
Other Comprehensive Loss (note 14)	–	–	–	–	(432.9)	(432.9)

Total Comprehensive Loss						(462.5)

Cash Dividends to Shareholders ($1.88 per share)	–	–	–	(118.4)	–	(118.4)
Repurchases of Common Stock	(2.0)	(0.2)	(24.9)	(43.9)	–	(69.0)
Stock-based Compensation Cost (notes 2 and 12)	–	–	7.4	–	–	7.4
Share-based Awards,
Net of Shares Exchanged (note 12)	–	–	1.0	(0.8)	–	0.2
Other	–	–	(0.1)	–	–	(0.1)

BALANCE, DECEMBER 31, 2008	62.3	$6.2	$764.7	$985.8	$(108.1)	$1,648.6

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

In 2008, the Company changed its accounting for certain investments accounted for under the equity method of accounting to eliminate a reporting lag. The Consolidated Financial Statements have been adjusted for the retrospective application of a change in accounting principle pursuant to SFAS No. 154, Accounting Changes and Correction of Errors. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements for the effect on the Consolidated Financial Statements.

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

The fair values of Investments in Fixed Maturities, Investments in Equity Securities and Senior Notes Payable are estimated pursuant to the hierarchy of fair value under SFAS No. 157, Fair Value Measurements. The fair values of the Company’s Investment in Investee and Investments in Northrop Preferred Stock and Northrop Common Stock are based on quoted market prices. The fair value of Automobile Loan Receivables is estimated by discounting the estimated future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings and the same remaining maturities. The fair values of Certificates of Deposits have been estimated by discounting the future cash flows using the rates currently offered for deposits with similar remaining maturities. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value for Cash, Short-term Investments and certain other assets and other liabilities because of their short-term nature.

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

The process of estimating and establishing reserves for losses and LAE for property and casualty insurance is inherently uncertain and the actual ultimate net cost of a claim may vary materially from the estimated amount reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, mold, construction defect and other emerging and/or long-tailed exposures, which may not be discovered or reported until years after the insurance policy period has ended. Management considers a variety of factors including, but not limited to, past claims experience, current claim trends and relevant legal, economic and social conditions, in estimating reserves. A change in any one or more factors is likely to result in the ultimate net claim cost to differ from the estimated reserve. Such changes in estimates may be material.

The process of determining whether or not an asset is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Projections are inherently uncertain and, accordingly, actual

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ESTIMATES (Continued)

future cash flows may differ materially from projected cash flows. As a result, the Company’s assessment of the impairment of long-lived assets or the recoverability of assets such as Goodwill and Deferred Policy Acquisition Costs is susceptible to the risk inherent in making such projections.

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Investments

Investments in Fixed Maturities include bonds, notes and redeemable preferred stocks at fair value and are classified as available for sale. Investments in Other Equity Securities include common and non-redeemable preferred stocks and other equity interests at fair value and are classified as available for sale. Other equity interests consist of limited partnership interests in partnerships which the Company’s interest is deemed minor under applicable accounting standards. Unrealized appreciation or depreciation, net of applicable deferred income taxes, on fixed maturities and equity securities is reported in Accumulated Other Comprehensive Income (Loss) included in Shareholders’ Equity. Short-term Investments include fixed maturities that mature within one year from the date of purchase, money market mutual funds, Federal funds sold and repurchase agreements at cost, which approximates fair value. Other Investments primarily include loans to policyholders, real estate, investments in certain limited liability investment companies and limited partnerships and mortgage loans. Loans to policyholders and mortgage loans are carried at unpaid principal balance. Real estate is carried at cost, net of accumulated depreciation. Investments in limited liability investment companies and limited partnerships in which the Company’s interest is not deemed minor under applicable accounting standards are accounted for under the equity method of accounting. Gains and losses on sales of investments are computed on the specific identification method and are reported in the Consolidated Statements of Operations in the period in which the sales occur. The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Losses arising from other than temporary declines in fair value are computed on the specific identification method and reported in the Consolidated Statements of Operations in the period that the decline is determined to be other than temporary.

Investment in Investee (Intermec) is accounted for under the equity method of accounting in the accompanying financial statements. The Company’s voting percentage and share of earnings or losses of an investee is determined using the most recent and sufficiently timely publicly available audited financial statements and subsequent unaudited interim reports, which results in accounting on a three-month-delay basis. The Company recognizes into income its equity share of changes in an investee’s reported net assets resulting from an investee’s issuance of stock that is not part of a broader corporate reorganization.

Automobile Loan Receivables

Automobile Loan Receivables consists primarily of sub-prime loans to residents of California and other western and midwestern states. Automobile Loan Receivables is stated net of unearned discount, deferred loan fees and costs and reserve for loan losses. Unearned discount arises when the loan amount includes unearned pre-computed interest. The Reserve for Loan Losses is maintained at a level that considers such factors as actual and expected loan loss experience and economic conditions to provide for estimated loan losses. Additions to the Reserve for Loan Losses are charged to expense. Actual loan losses or recoveries are charged or added, respectively as the case may be, to the Reserve for Loan Losses when incurred or received.

Deferred Policy Acquisition Costs

Costs directly associated with the acquisition of business, principally commissions and certain premium taxes and policy issuance costs, are deferred. Costs deferred on property and casualty insurance products and health insurance products are amortized over the term of the related policies. Costs deferred on traditional life insurance

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

products are primarily amortized over the anticipated premium-paying period of the related policies in proportion to the ratio of the annual premiums to the total premiums anticipated, which is estimated using the same assumptions used in calculating policy reserves.

The Company accounts for the present value of the future profits embedded in life insurance in force acquired (“VIF”) based on actuarial estimates of the present value of estimated net cash flows. VIF is classified as Deferred Policy Acquisition Costs in the Consolidated Balance Sheets. VIF is amortized using the effective interest method using interest rates consistent with the rates in the underlying insurance contracts. The Company estimates that it will record VIF amortization, net of interest, of $2.7 million, $2.4 million, $2.2 million, $2.0 million and $1.8 million in each of the next five years.

Goodwill

The Company accounts for Goodwill pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, Goodwill is not amortized, but rather is tested annually for recoverability or when certain triggering events require testing. The Company tests Goodwill in the first quarter of its fiscal year. In 2008, the Company determined that the Goodwill related to its investment in Fireside Bank was impaired and wrote off $9.2 million of Goodwill. See Note 7, “Goodwill” to the Consolidated Financial Statements.

Insurance Reserves

Reserves for losses and LAE on property and casualty coverage represent the estimated claim cost and loss adjustment expense necessary to cover the ultimate net cost of investigating and settling all losses incurred and unpaid. Such estimates are based on individual case estimates for reported claims and estimates for incurred but not reported losses. These estimates are adjusted in the aggregate for ultimate loss expectations based on historical experience patterns and current economic trends, with any change in the probable ultimate liabilities being reported in the Consolidated Statements of Operations in the period of change. Such changes in estimates may be material.

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

Other Receivables, Other Assets and Accrued Expenses and Other Liabilities

Other Receivables primarily include amounts due from policyholders, reinsurance recoverables and accrued investment income. Other Assets primarily include property and equipment, prepaid expenses and insurance licenses acquired. Accrued Expenses and Other Liabilities primarily include outstanding checks, accrued salaries and commissions, pension benefits, postretirement medical benefits and accrued taxes, licenses and fees.

Recognition of Earned Premiums and Related Expenses

Property and casualty insurance and health insurance premiums are recognized and earned ratably over the periods to which the premiums relate.

Traditional life insurance premiums are recognized as revenue when due. Policyholders’ benefits are associated with related premiums to result in recognition of profits over the periods for which the benefits are provided.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

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

The Company accounts for uncertain tax positions in accordance with FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Stock-based Compensation

Awards under the Company’s stock-based compensation plans are accounted for under the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

Accounting Changes

At December 31, 2008, the Company determined that reliable financial information for certain investments in limited liability investment companies that the Company had accounted for under the equity method of accounting using a reporting lag of three months had consistently become available during 2008 on a sufficiently timely basis for the Company to report such investees’ results consistent with the Company’s reporting date. When an investor that reports an investee’s results on a lag under Accounting Principles Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock, subsequently has the ability to obtain reliable and timely financial statements for the investee as of, or more consistent with, the investor’s reporting date, the investor is required to change, or discontinue the use of, the reporting lag. Pursuant to Emerging Issues Task Force (“EITF”) 06-09, Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee, when an investor is required to change, or discontinue the use of, a reporting lag for an investee, it must account for the change, or elimination, of the lag as a change in accounting principle pursuant to SFAS No. 154, Accounting Changes and Correction of Errors. Under SFAS 154, changes in accounting principles are reported retrospectively as if the current accounting principle had been used in all periods presented. Accordingly, the Consolidated Financial Statements have been adjusted to eliminate the reporting lag for these investees.

The following individual line items in the Consolidated Balance Sheets at December 31, 2008 and 2007 were affected by the change in accounting principle:

DOLLARS IN MILLIONS	As Computed without Change in Accounting	As Reported with Change in Accounting	Effect of Change
Impact on Assets at December 31, 2008:
Other Investments	$759.1	$714.9	$(44.2)
Current and Deferred Income Taxes	185.9	201.4	15.5

Impact on Liabilities and
Shareholders’ Equity at December 31, 2008:
Retained Earnings	1,014.5	985.8	(28.7)

DOLLARS IN MILLIONS	As Originally Reported	As Adjusted	Effect of Change
Impact on Assets at December 31, 2007:
Other Investments	$706.7	$696.1	$(10.6)

Impact on Liabilities and Shareholders’ Equity at December 31, 2007:
Liabilities for Income Taxes	262.5	258.7	(3.8)
Retained Earnings	1,185.3	1,178.5	(6.8)

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

The following individual line items in the Consolidated Statement of Operations for the year ended December 31, 2008 were affected by the change in accounting principle:

	Year Ended December 31, 2008
DOLLARS IN MILLIONS	As Computed without Change in Accounting	As Reported with Change in Accounting	Effect of Change
Earned Premiums	$2,376.6	$2,376.6	$–
Automobile Finance Revenues	242.3	242.3	–
Net Investment Income	247.5	212.9	(34.6)
Other Income	4.1	4.1	–
Net Realized Investment Gains (Losses)	(93.7)	(93.7)	–

Total Revenues	2,776.8	2,742.2	(34.6)
Total Expenses	2,832.2	2,832.2	–

Income (Loss) from Continuing Operations before
Income Taxes and in Net Income of Investee	(55.4)	(90.0)	(34.6)
Income Tax Benefit (Expense)	34.1	46.2	12.1

Income (Loss) form Continuing Operations before
Equity in Net Income of Investee	(21.3)	(43.8)	(22.5)
Equity in Net Income of Investee	5.8	5.8	–

Income (Loss) from Continuing Operations	(15.5)	(38.0)	(22.5)

Discontinued Operations:
Income from Discontinued Operations Before	17.2	18.2	1.0
Income Taxes
Income Tax Expense	(9.4)	(9.8)	(0.4)

Income from Discontinued Operations	7.8	8.4	0.6

Net Income (Loss)	$(7.7)	$(29.6)	$(21.9)

Income (Loss) Per Share from Continuing Operations	$(0.24)	$(0.60)	$(0.36)
Income Per Share from Discontinued Operations	0.12	0.13	0.01

Net Income (Loss) Per Share	$(0.12)	$(0.47)	$(0.35)

Income (Loss) Per Share from Continuing
Operations Assuming Dilution	$(0.24)	$(0.60)	$(0.36)
Income Per Share from
Discontinued Operations Assuming Dilution	0.12	0.13	0.01

Net Income (Loss) Per Share Assuming Dilution	$(0.12)	$(0.47)	$(0.35)

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

The following individual line items in the Consolidated Statement of Operations for the year ended December 31, 2007 were affected by the change in accounting principle:

	Year Ended December 31, 2007
DOLLARS IN MILLIONS	As Originally Reported	As Adjusted	Effect of Change
Earned Premiums	$2,286.9	$2,286.9	$–
Automobile Finance Revenues	260.2	260.2	–
Net Investment Income	306.7	289.9	(16.8)
Other Income	3.5	3.5	–
Net Realized Investment Gains (Losses)	62.5	62.5	–

Total Revenues	2,919.8	2,903.0	(16.8)
Total Expenses	2,676.2	2,676.2	–

Income (Loss) from Continuing Operations before
Income Taxes and in Net Income of Investee	243.6	226.8	(16.8)
Income Tax Benefit (Expense)	(55.8)	(49.9)	5.9

Income (Loss) form Continuing Operations before
Equity in Net Income of Investee	187.8	176.9	(10.9)
Equity in Net Income of Investee	1.2	1.2	–

Income (Loss) from Continuing Operations	189.0	178.1	(10.9)

Discontinued Operations:
Income from Discontinued Operations Before
Income Taxes	37.1	34.8	(2.3)
Income Tax Expense	(8.3)	(7.5)	0.8

Income from Discontinued Operations	28.8	27.3	(1.5)

Net Income (Loss)	$217.8	$205.4	$(12.4)

Income (Loss) Per Share from Continuing Operations	$2.88	$2.71	$(0.17)
Income Per Share from Discontinued Operations	0.44	0.42	(0.02)

Net Income (Loss) Per Share	$3.32	$3.13	$(0.19)

Income (Loss) Per Share from Continuing
Operations Assuming Dilution	$2.87	$2.70	$(0.17)
Income Per Share from
Discontinued Operations Assuming Dilution	0.43	0.42	(0.01)

Net Income (Loss) Per Share Assuming Dilution	$3.30	$3.12	$(0.18)

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

The following individual line items in the Consolidated Statement of Operations for the year ended December 31, 2006 were affected by the change in accounting principle:

	Year Ended December 31, 2006
DOLLARS IN MILLIONS	As Originally Reported	As Adjusted	Effect of Change
Earned Premiums	$2,290.5	$2,290.5	$–
Automobile Finance Revenues	245.0	245.0	–
Net Investment Income	280.8	286.0	5.2
Other Income	14.4	14.4	–
Net Realized Investment Gains (Losses)	26.5	26.5	–

Total Revenues	2,857.2	2,862.4	5.2
Total Expenses	2,487.2	2,487.2	–

Income (Loss) from Continuing Operations before Income Taxes and in Net Income of Investee	370.0	375.2	5.2
Income Tax Benefit (Expense)	(115.0)	(116.8)	(1.8)

Income (Loss) form Continuing Operations before Equity in Net Income of Investee	255.0	258.4	3.4
Equity in Net Income of Investee	9.2	9.2	–

Income (Loss) from Continuing Operations	264.2	267.6	3.4

Discontinued Operations:
Income from Discontinued Operations Before Income Taxes	21.3	22.0	0.7
Income Tax Expense	(2.4)	(2.6)	(0.2)

Income from Discontinued Operations	18.9	19.4	0.5

Net Income (Loss)	$283.1	$287.0	$3.9

Income (Loss) Per Share from Continuing Operations	$3.89	$3.94	$0.05
Income Per Share from Discontinued Operations	0.28	0.29	0.01

Net Income (Loss) Per Share	$4.17	$4.23	$0.06

Income (Loss) Per Share from Continuing Operations Assuming Dilution	$3.87	$3.92	$0.05
Income Per Share from Discontinued Operations Assuming Dilution	0.28	0.28	–

Net Income (Loss) Per Share Assuming Dilution	$4.15	$4.20	$0.05

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

The following individual line items in the Consolidated Statements of Cash Flows for years the years ended December 31, 2008, 2007 and 2006 were affected by the change in accounting principle:

	Year Ended December 31, 2008
DOLLARS IN MILLIONS	As Computed without Change in Accounting	As Reported with Change in Accounting	Effect of Change
Impact on Operating Activities for the year ended December 31, 2008:
Net Income (Loss)	$(7.7)	$(29.6)	$(21.9)
Equity in (Earnings) Losses of Limited Liability Investment Companies and Limited Partnerships	43.5	77.1	33.6
Decrease in Liabilities for Income Taxes	(120.4)	(132.1)	(11.7)
Net Cash Provided by Operating Activities	69.2	69.2	–

	Year Ended December 31, 2007
DOLLARS IN MILLIONS	As Originally Reported	As Adjusted	Effect of Change
Impact on Operating Activities for the year ended December 31, 2007:
Net Income (Loss)	$217.8	$205.4	$(12.4)
Equity in (Earnings) Losses of Limited Liability Investment Companies and Limited Partnerships	(25.5)	(6.4)	19.1
Decrease in Liabilities for Income Taxes	(53.4)	(60.1)	(6.7)
Net Cash Provided by Operating Activities	252.1	252.1	–

	Year Ended December 31, 2006
	As Originally Reported	As Adjusted	Effect of Change
DOLLARS IN MILLIONS
Impact on Operating Activities for the year ended December 31, 2006:
Net Income (Loss)	$283.1	$287.0	$3.9
Equity in (Earnings) Losses of Limited Liability Investment Companies and Limited Partnerships	(18.9)	(24.8)	(5.9)
Decrease in Liabilities for Income Taxes	(6.3)	(4.3)	2.0
Net Cash Provided by Operating Activities	306.4	306.4	–

There was no effect on Investing Activities or Financing Activities reported in the Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

During 2008, 2007 and 2006, the following accounting guidance relevant to the Company has been issued by the FASB, and/or became effective.

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

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. On January 1, 2008, the Company adopted SFAS No. 157. The initial application of SFAS No. 157 did not have a material effect on the fair values reported by the Company. The additional disclosures required by SFAS No. 157 are presented in Note 22, “Fair Value Measurements.” On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP SFAS No. 157-3 does not change the fair value measurement principles in SFAS No. 157, but rather provides guidance of the application of those measurement principles in the extreme inactive markets that currently exist.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

nature and financial effects of the business combination. The Company is required to apply SFAS No. 141(R) prospectively to business combinations occurring on or after January 1, 2009.

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

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

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

NOTE 3. ACQUISITIONS OF BUSINESSES

On April 1, 2008, the Company completed its acquisition of Primesco, including its wholly owned subsidiaries, Mutual Savings Life and Mutual Savings Fire in a cash merger transaction for a total purchase price of $95.5 million, including transaction costs of $0.2 million. The results of the acquired companies are included in the Consolidated Financial Statements from the date of acquisition and are reported in the Company’s Life and Health Insurance segment.

The Company has not yet completed the process of estimating the fair value of the value of Insurance In Force acquired and Insurance Reserves assumed. The Company expects to complete this process and finalize the allocation of the purchase price by March 31, 2009. Based on the Company’s preliminary allocation of the purchase price, assets acquired and liabilities assumed at the date of acquisition of Primesco were:

DOLLARS IN MILLIONS
Investments	$399.1
Other Receivables	12.5
Value of Insurance In Force (Reported in Deferred Policy Acquisition Costs)	52.4
Goodwill	29.1
Current and Deferred Income Taxes	8.0
Other Assets	3.7
Insurance Reserves	(400.9)
Unearned Premiums	(0.2)
Accrued Expenses and Other Liabilities	(8.2)

Total Purchase Price	$95.5

On June 29, 2007, Trinity, a subsidiary of Unitrin, acquired Merastar in a cash transaction for a total purchase price of $47.9 million, including transaction costs of $0.7 million. Beginning with the Company’s third quarter of

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 3. ACQUISITIONS OF BUSINESSES (Continued)

2007, the results of the acquisition have been included in the Consolidated Financial Statements from the date of acquisition and are reported in the Company’s Unitrin Direct segment. Merastar provides automobile and homeowners insurance and is licensed in 48 states.

The Company finalized the allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed in the fourth quarter of 2007. The fair value of the net assets acquired exceeded the purchase price. Accordingly, in accordance with SFAS No. 141, Business Combinations, such excess has been allocated to reduce the fair value of non-financial assets acquired. Based on the Company’s allocation of the purchase price, assets acquired and liabilities assumed at the date of acquisition of Merastar were:

DOLLARS IN MILLIONS
Investments	$58.7
Cash	1.0
Other Receivables	11.5
Value of Insurance In Force (Reported in Deferred Policy Acquisition Costs)	13.0
Value of Licenses Acquired (Reported in Other Assets)	5.8
Other Assets	0.6
Insurance Reserves	(25.0)
Unearned Premiums	(12.5)
Liabilities for Income Taxes	(0.1)
Accrued Expenses and Other Liabilities	(5.1)

Total Purchase Price	$47.9

NOTE 4. DISCONTINUED OPERATIONS

The Company accounts for its Unitrin Business Insurance operations as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. On June 3, 2008, the Company completed its previously disclosed sale of its Unitrin Business Insurance operations to AmTrust for total consideration of $101.8 million. Total consideration consisted of cash, other receivables of $10.9 million, with an outstanding balance of $0.7 million at December 31, 2008, and a note receivable from AmTrust valued at $25.1 million. The note receivable is payable in four equal annual installments of $7.5 million and is non-interest bearing. Net proceeds were $94.5 million, including $7.3 million of early contract termination fees and other transaction related costs. AmTrust acquired the renewal rights to the Unitrin Business Insurance book of business, certain legal entities, selected other assets, and the workforce that the Company employed to underwrite and process its Unitrin Business Insurance products. The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to June 1, 2008, the effective date of the sale. In accordance with SFAS No. 144, the Company is not permitted to report these liabilities as Liabilities of Discontinued Operations. Accordingly, Property and Casualty Insurance Reserves as reported in the Company’s Consolidated Balance Sheets at December 31, 2008 and December 31, 2007 include $261.1 million and $342.2 million, respectively, for unpaid insured losses and LAE incurred by Unitrin Business Insurance. However, pursuant to the provisions of SFAS No. 144, changes in the Company’s estimate of such retained liabilities after the sale are reported as a separate component of the results of discontinued operations.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 4. DISCONTINUED OPERATIONS (Continued)

Summary financial information included in Income from Discontinued Operations before Income Taxes for the years ended December 31, 2008, 2007 and 2006, are presented below:

DOLLARS IN MILLIONS	2008	2007	2006
Earned Premiums	$70.8	$171.5	$188.2
Net Investment Income	6.7	23.0	28.9
Other Income	–	–	1.9

Total Revenues Included in Discontinued Operations	$77.5	$194.5	$219.0

Income from Discontinued Operations before Income Taxes:
Results of Operations	$(19.9)	$34.8	$22.0
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	30.0	–	–
Gain on Disposition	8.1	–	–

Income from Discontinued Operations before Income Taxes	$18.2	$34.8	$22.0

The effective income tax rate for discontinued operations differs from the federal statutory income tax rate due primarily to goodwill that is not deductible for tax purposes in 2008, and tax-exempt investment income and dividends received deductions in 2008, 2007 and 2006. Tax-exempt investment income and dividends received deductions were $5.4 million, $13.6 million and $14.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 5. INVESTMENTS

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2008 were:

	AMORTIZED COST	GROSS UNREALIZED		FAIR VALUE
DOLLARS IN MILLIONS		GAINS	LOSSES
U.S. Government and Government Agencies and Authorities	$934.6	$44.9	$(0.4)	$979.1
States, Municipalities and Political Subdivisions	1,295.6	34.2	(21.3)	1,308.5
Corporate Securities:
Bonds and Notes	1,765.0	47.0	(129.5)	1,682.5
Redeemable Preferred Stocks	179.2	0.3	(13.7)	165.8

Investments in Fixed Maturities	$4,174.4	$126.4	$(164.9)	$4,135.9

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2007 were:

	AMORTIZED COST	GROSS UNREALIZED		FAIR VALUE
DOLLARS IN MILLIONS		GAINS	LOSSES
U.S. Government and Government Agencies and Authorities	$1,099.8	$16.5	$(7.6)	$1,108.7
States, Municipalities and Political Subdivisions	1,321.9	43.8	(1.6)	1,364.1
Corporate Securities:
Bonds and Notes	1,107.9	36.7	(11.4)	1,133.2
Redeemable Preferred Stocks	79.3	1.5	(0.1)	80.7

Investments in Fixed Maturities	$3,608.9	$98.5	$(20.7)	$3,686.7

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2008 by contractual maturity were:

DOLLARS IN MILLIONS	AMORTIZED COST	FAIR VALUE
Due in One Year or Less	$148.1	$148.8
Due after One Year to Five Years	412.3	399.1
Due after Five Years to Fifteen Years	1,848.0	1,841.2
Due after Fifteen Years	1,298.0	1,266.9
Asset-backed Securities Not Due at a Single Maturity Date	468.0	479.9

Investments in Fixed Maturities	$4,174.4	$4,135.9

The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at December 31, 2008 consisted of securities issued by Ginnie Mae with a fair value of $415.6 million, securities issued by Fannie Mae with a fair value of $48.2 million, securities issued by Freddie Mac with a fair value of $2.4 million and securities of other issuers with a fair value of $13.7 million.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 5. INVESTMENTS (Continued)

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Northrop Common Stock and Other Equity Securities at December 31, 2008 were:

	COST	GROSS UNREALIZED		FAIR VALUE
DOLLARS IN MILLIONS		GAINS	LOSSES
Northrop Common Stock	$38.6	$1.7	$–	$40.3

Other Equity Securities:
Preferred Stocks	$150.1	$2.1	$(32.3)	$119.9
Common Stocks	15.8	2.6	(0.9)	17.5
Other Equity Interests	50.9	0.4	(7.2)	44.1

Total Other Equity Securities	$216.8	$5.1	$(40.4)	$181.5

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Northrop Preferred Stock, Northrop Common Stock and Other Equity Securities at December 31, 2007 were:

	COST	GROSS UNREALIZED		FAIR VALUE
DOLLARS IN MILLIONS		GAINS	LOSSES
Northrop Preferred Stock	$177.5	$81.0	$–	$258.5

Northrop Common Stock	$245.5	$202.0	$–	$447.5

Other Equity Securities:
Preferred Stocks	$82.2	$8.0	$(2.8)	$87.4
Common Stocks	324.9	156.5	(4.3)	477.1
Other Equity Interests	29.4	3.8	(0.1)	33.1

Total Other Equity Securities	$436.5	$168.3	$(7.2)	$597.6

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

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 5. INVESTMENTS (Continued)

An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Other Equity Securities at December 31, 2008 is presented below:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
DOLLARS IN MILLIONS	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$57.2	$(0.4)	$4.0	$–	$61.2	$(0.4)
States, Municipalities and Political Subdivisions	314.9	(10.1)	102.5	(11.2)	417.4	(21.3)
Corporate Securities:
Bonds and Notes	766.5	(105.4)	145.7	(24.1)	912.2	(129.5)
Redeemable Preferred Stocks	132.4	(13.7)	–	–	132.4	(13.7)

Total Fixed Maturities	1,271.0	(129.6)	252.2	(35.3)	1,523.2	(164.9)

Other Equity Securities:
Preferred Stocks	87.3	(30.8)	5.5	(1.5)	92.8	(32.3)
Common Stocks	4.1	(0.9)	–	–	4.1	(0.9)
Other Equity Interests	14.7	(3.8)	3.9	(3.4)	18.6	(7.2)

Total Other Equity Securities	106.1	(35.5)	9.4	(4.9)	115.5	(40.4)

Total	$1,377.1	$(165.1)	$261.6	$(40.2)	$1,638.7	$(205.3)

An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Other Equity Securities at December 31, 2007 is presented below:

	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
DOLLARS IN MILLIONS	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$24.2	$(0.1)	$536.0	$(7.5)	$560.2	$(7.6)
States, Municipalities and Political Subdivisions	112.7	(1.2)	22.2	(0.4)	134.9	(1.6)
Corporate Securities:
Bonds and Notes	211.8	(3.1)	161.9	(8.3)	373.7	(11.4)
Redeemable Preferred Stocks	3.8	(0.1)	–	–	3.8	(0.1)

Total Fixed Maturities	352.5	(4.5)	720.1	(16.2)	1,072.6	(20.7)

Other Equity Securities:
Preferred Stocks	15.0	(2.8)	2.9	–	17.9	(2.8)
Common Stocks	38.8	(4.2)	0.6	(0.1)	39.4	(4.3)
Other Equity Interests	5.2	(0.1)	–	–	5.2	(0.1)

Total Other Equity Securities	59.0	(7.1)	3.5	(0.1)	62.5	(7.2)

Total	$411.5	$(11.6)	$723.6	$(16.3)	$1,135.1	$(27.9)

Unrealized losses on fixed maturities were $164.9 million at December 31, 2008, of which $35.3 million related to fixed maturities that have continued in an unrealized loss position for more than 12 months. These fixed maturities are concentrated in states, municipalities and political subdivisions and investment-grade corporate bonds and notes, which the Company fully expects to recover.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 5. INVESTMENTS (Continued)

Unrealized losses on fixed maturities were $20.7 million at December 31, 2007, of which $16.2 million related to fixed maturities that have continued in an unrealized loss position for more than 12 months. These fixed maturities are concentrated in U.S. Government and Government Agencies and Authorities and investment-grade corporate bonds and notes, which the Company fully expects to recover.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Declines in the fair values of investments that are determined to be other than temporary are reported as losses in the Consolidated Statement of Operations in the period when such determination is made. See Note 15, “Income from Investments.” Based on evaluations at December 31, 2008 and 2007, of the prospects of the issuers, including, but not limited to, the length of time and magnitude of the unrealized loss, and the credit ratings of the issuers of the investments in the above fixed maturities, and the Company’s intentions to sell or ability to hold the investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented on the preceding page were temporary at the respective evaluation dates.

The Company considers various factors when considering if a decline in the fair value of an equity security is other than temporary including, but not limited to:

a)	The length of time and magnitude of the unrealized loss;

b)	The volatility of the investment;

c)	Analyst recommendations and price targets;

d)	Opinions of the Company’s external investment managers;

e)	Market liquidity;

f)	Debt-like characteristics of perpetual preferred stocks and issuer ratings; and

g)	The Company’s intentions to sell or ability to hold the investments.

The vast majority of the Company’s equity securities at December 31, 2008 are perpetual preferred stocks of financial institutions. The Company considers the debt-like characteristics of these perpetual preferred stocks when evaluating impairment. The Company concluded that the declines in the fair values of the perpetual preferred stocks of these financial institutions were temporary in nature, largely driven by current market conditions, and since the Company intends to hold the securities until recovery, no impairments are necessary. Based on evaluations of factors above at December 31, 2008 and 2007, the Company concluded that the declines in the fair values of the Company’s investments in equity securities presented on the preceding page were temporary at the respective evaluation dates.

The carrying value, fair value and approximate voting percentage for the Company’s investment in the common stock of Intermec, which is accounted for under the equity method of accounting and reported as Investment in Investee in the Company’s Consolidated Balance Sheets at December 31, 2008 and 2007 were:

DOLLARS IN MILLIONS	2008	2007
Carrying Value	$102.2	$90.7
Fair Value	$168.1	$257.1
Approximate Voting Percentage	20.5%	20.7%

Equity in Net Income of Investee was $5.8 million, $1.2 million and $9.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Intermec recognized the financial impact of SFAS No. 158 in its financial statements at December 31, 2006. Intermec initially applied the provisions of FIN 48 on January 1, 2007. The Company accounts for its investment in Intermec under the equity method of accounting on a three-month-delay basis. Accordingly, the Company recognized a decrease of $2.3 million, which was net of a tax

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 5. INVESTMENTS (Continued)

benefit of $1.3 million, to its Shareholders’ Equity in the first quarter of 2007 for its pro rata share of the impact of Intermec’s adoption of SFAS No. 158 and recognized a decrease of $0.9 million, which was net of a tax benefit of $0.5 million, to the Company’s Shareholders’ Equity in the second quarter of 2007 for its pro rata share of the impact of Intermec’s adoption of FIN 48.

The carrying values of the Company’s Other Investments at December 31, 2008 and 2007 were:

DOLLARS IN MILLIONS	2008	2007
Loans to Policyholders	$209.9	$191.4
Real Estate	257.7	243.0
Limited Liability Investment Companies and Limited Partnerships	242.3	254.6
Other	5.0	7.1

Total	$714.9	$696.1

NOTE 6. AUTOMOBILE LOAN RECEIVABLES AND CERTIFICATES OF DEPOSITS

Automobile Loan Receivables consists primarily of sub-prime loans, which are secured by automobiles, to residents of California and other western and midwestern states. Automobile Loan Receivables is stated net of unearned discount, loan fees and reserve for loan losses.

The components of Automobile Loan Receivables at December 31, 2008 and 2007 were:

DOLLARS IN MILLIONS	2008	2007
Sales Contracts and Loans Receivables	$1,213.1	$1,390.8
Unearned Discounts and Deferred Fees	(14.4)	(28.9)

Net Automobile Loan Receivables Due	1,198.7	1,361.9
Reserve for Loan Losses	(120.1)	(148.4)

Automobile Loan Receivables	$1,078.6	$1,213.5

An aging of Net Automobile Loan Receivables Outstanding at December 31, 2008 and 2007 is presented below:

	AMOUNT	AS A PERCENTAGE OF NET AUTOMOBILE LOAN RECEIVABLES OUTSTANDING	AMOUNT	AS A PERCENTAGE OF NET AUTOMOBILE LOAN RECEIVABLES OUTSTANDING
DOLLARS IN MILLIONS	DEC. 31, 2008		DEC. 31, 2007
Current Loan Balances	$738.3	61.6%	$833.1	61.2%
Delinquent Loan Balances:
Less than 30 Days Delinquent	312.6	26.1	356.7	26.2
30 Days to 59 Days Delinquent	103.0	8.6	111.1	8.1
60 Days to 89 Days Delinquent	32.8	2.7	45.8	3.4
Delinquent 90 Days and Greater	12.0	1.0	15.2	1.1

Net Automobile Loan Receivables Outstanding	1,198.7	100.0%	1,361.9	100.0%

Reserve for Loan Losses	(120.1)		(148.4)

Automobile Loan Receivables	$1,078.6		$1,213.5

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 6. AUTOMOBILE LOAN RECEIVABLES AND CERTIFICATES OF DEPOSITS (Continued)

Activity in the Reserve for Loan Losses for the years ended December 31, 2008, 2007 and 2006 was:

DOLLARS IN MILLIONS	2008	2007	2006
Reserve for Loan Losses—Beginning of Year	$148.4	$68.8	$62.6
Provision for Loan Losses	110.0	166.8	62.4
Net Charge-off:
Automobile Loan Receivables Charged-off	(182.9)	(139.4)	(105.6)
Automobile Loan Receivables Recovered	44.6	52.2	49.4

Net Charge-off	(138.3)	(87.2)	(56.2)

Reserve for Loan Losses—End of Year	$120.1	$148.4	$68.8

The weighted-average interest rates on Certificates of Deposits were 4.78% and 4.91% at December 31, 2008 and 2007, respectively. The range of interest rates on Certificates of Deposits was 0.05% to 5.85% at December 31, 2008 and 2.35% to 5.85% at December 31, 2007. Certificates of Deposits are generally fixed in maturity. The contractual maturities of Certificates of Deposits at December 31, 2008 and 2007 were:

DOLLARS IN MILLIONS	2008	2007
Due in One Year or Less	$449.0	$422.5
Due after One Year to Three Years	449.2	414.9
Due after Three Years to Five Years	212.6	433.9
Due after Five Years	–	3.0

Total Certificates of Deposits	$1,110.8	$1,274.3

NOTE 7. GOODWILL

Goodwill at December 31, 2008 and 2007 was:

DOLLARS IN MILLIONS	2008	2007
Kemper Segment	$49.6	$49.6
Unitrin Specialty Segment	42.8	42.8
Life and Health Insurance Segment	242.2	213.1
Fireside Bank	–	9.2

Total Goodwill	$334.6	$314.7

The Company tests goodwill for recoverability on an annual basis in the first quarter and between annual tests if circumstances or events indicate that the fair value of a reporting unit may have declined below its carrying value. The quoted value of Unitrin’s common stock was significantly below the per share carrying value of the Company at December 31, 2008. Accordingly, the Company tested goodwill for each of its reporting units for recoverability at December 31, 2008. The Company used discounted projections of future cash flows to estimate fair value of all reporting units except for Fireside Bank. In November 2008, the Company disclosed that it was pursuing strategic alternatives for Fireside Bank. In connection with its assessments of such strategic alternatives, the estimated fair value for Fireside Bank was based on discussions with and inquiries from third parties as well as the Company’s own projections. For each reporting unit tested, except for Fireside Bank, the estimated fair value exceeded the carrying value of the reporting unit, and the Company concluded that the goodwill was recoverable. In the case of Fireside Bank, the carrying value exceeded the estimated fair value. Accordingly, pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company was required to compute the implied fair value of Fireside Bank’s goodwill and compare it with carried goodwill to determine if goodwill was impaired at December 31, 2008. Pursuant

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 7. GOODWILL (Continued)

to SFAS No. 142, the implied fair value of goodwill is computed by allocating the estimated fair value of reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination on the goodwill measurement date. Based on such allocation, the Company concluded that the Company’s carrying value of goodwill for Fireside Bank exceeded the implied fair value of goodwill and that goodwill associated with Fireside Bank was impaired. Accordingly, the Company wrote off the entire carrying value of Goodwill for Fireside Bank.

Goodwill for the Life and Health Insurance segment increased in 2008 by $29.1 million due to the acquisition of Primesco. See Note 3, “Acquisitions of Businesses,” for additional information pertaining to the acquisition of Primesco.

NOTE 8. PROPERTY AND CASUALTY INSURANCE RESERVES

Property and Casualty Insurance Reserve activity for the years ended December 31, 2008, 2007 and 2006 was:

DOLLARS IN MILLIONS	2008	2007	2006
Beginning Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$1,322.9	$1,432.6	$1,531.5
Less Reinsurance Recoverables at Beginning of Year	84.8	137.9	208.9

Property and Casualty Insurance Reserves,
Net of Reinsurance at Beginning of Year	1,238.1	1,294.7	1,322.6
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	0.3	24.7	–
Incurred Losses and LAE related to:
Current Year:
Continuing Operations	1,456.0	1,290.6	1,221.3
Discontinued Operations	62.0	117.3	134.6

Total Incurred Losses and LAE related to Current Year	1,518.0	1,407.9	1,355.9

Prior Years:
Continuing Operations	(49.6)	(55.4)	(65.8)
Discontinued Operations	(29.7)	(45.7)	(25.8)

Total Incurred Losses and LAE related to Prior Years	(79.3)	(101.1)	(91.6)

Total Incurred Losses and LAE	1,438.7	1,306.8	1,264.3

Paid Losses and LAE related to:
Current Year:
Continuing Operations	943.5	831.3	730.3
Discontinued Operations	31.2	42.2	53.7

Total Paid Losses and LAE related to Current Year	974.7	873.5	784.0

Prior Years:
Continuing Operations	439.0	433.6	431.2
Discontinued Operations	79.3	81.0	77.0

Total Paid Losses and LAE related to Prior Years	518.3	514.6	508.2

Total Paid Losses and LAE	1,493.0	1,388.1	1,292.2

Property and Casualty Insurance Reserves,
Net of Reinsurance at End of Year	1,184.1	1,238.1	1,294.7
Plus Reinsurance Recoverables at End of Year	84.6	84.8	137.9

Property and Casualty Insurance Reserves,
Gross of Reinsurance at End of Year	$1,268.7	$1,322.9	$1,432.6

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 8. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)

Property and Casualty Insurance Reserves are estimated based on historical experience patterns and current economic trends. Actual loss experience and loss trends are likely to differ from these historical experience patterns and economic conditions. Loss experience and loss trends emerge over several years from the dates of loss inception. The Company monitors such emerging loss trends. Upon concluding, based on the data available, that an emerging loss trend will continue, the Company adjusts its property and casualty insurance reserves to recognize such trend. Changes in such estimates are included in the Consolidated Statements of Operations in the period of change.

In 2008, the Company reduced its property and casualty insurance reserves by $79.3 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $45.8 million and commercial lines insurance losses and LAE reserves developed favorably by $33.5 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2006 and 2005 accident years due to the improvements in the Company’s claims handling procedures, partially offset by adverse development of $8.9 million related to certain re-opened claims from Hurricane Rita in the 2005 accident year. The commercial lines insurance losses and LAE reserves developed favorably primarily in the Company’s discontinued operations. During the fourth quarter of 2008, the Company’s actuaries conducted their regular reserve review of retained insurance reserves of discontinued operations for all traditional reserving groups. In addition, the Company’s actuaries updated certain commercial property and liability analyses using A.M Best’s latest industry study to re-estimate asbestos and environmental liabilities and a more detail review by peril of other general liabilities, including construction defect liabilities. These additional procedures, along with the actuaries’ regular reserve reviews during 2008, resulted in favorable reserve development of $29.7 million.

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

Reinsurance recoverables on property and casualty insurance reserves were $84.6 million and $84.8 million at December 31, 2008 and 2007, respectively. These reinsurance recoverables are concentrated with several reinsurers, the vast majority of which are highly rated by one or more of the principal investor and/or insurance company rating agencies. While most of the reinsurance recoverables were unsecured at December 31, 2008 and 2007, the agreements with the reinsurers generally provide for some form of collateralization upon the occurrence of certain events. The largest reinsurance recoverable on property and casualty insurance is from General Security National Insurance Company (“GSNIC”), a subsidiary of SCOR and is unsecured. In 2002, the

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 8. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)

Company acquired two insurance companies from SCOR. Under the agreement governing the acquisition of these insurance companies, SCOR and/or GSNIC are responsible for all liabilities of these insurance companies incurred prior to the acquisition. Reinsurance recoverables at December 31, 2008 and 2007 included $33.4 million and $45.7 million, respectively, from GSNIC.

NOTE 9. NOTES PAYABLE

Total debt outstanding at December 31, 2008 and 2007 was:

DOLLARS IN MILLIONS	2008	2007
Senior Notes Payable at Amortized Cost:
6.00% Senior Notes due May 15, 2017	$355.5	$355.0
4.875% Senior Notes due November 1, 2010	199.4	199.1
Mortgage Note Payable at Amortized Cost	5.9	6.0

Total Debt Outstanding	$560.8	$560.1

Interest Expense, including facility fees and accretion of discount, for the years ended December 31, 2008, 2007 and 2006 was:

DOLLARS IN MILLIONS	2008	2007	2006
Notes Payable under Revolving Credit Agreements	$1.5	$0.4	$0.5
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	22.0	14.1	–
4.875% Senior Notes due November 1, 2010	10.0	10.0	10.0
5.75% Senior Notes due July 1, 2007	–	9.0	18.0
Mortgage Note Payable	0.4	0.4	0.4

Interest Expense before Capitalization of Interest	33.9	33.9	28.9
Capitalization of Interest	(1.3)	(0.3)	–

Total Interest Expense	$32.6	$33.6	$28.9

Interest Paid, including facility fees, for the years ended December 31, 2008, 2007 and 2006 was:

DOLLARS IN MILLIONS	2008	2007	2006
Notes Payable under Revolving Credit Agreements	$1.5	$0.2	$0.5
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	21.6	11.1	–
4.875% Senior Notes due November 1, 2010	9.8	9.8	9.8
5.75% Senior Notes due July 1, 2007	–	17.2	17.2
Mortgage Note Payable	0.4	0.4	0.4

Total Interest Paid	$33.3	$38.7	$27.9

The Company has a five-year, $325 million, unsecured, revolving credit agreement, expiring June 30, 2010, with a group of financial institutions. The agreement provides for fixed and floating rate advances for periods up to one year at various interest rates. The agreement also contains various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for the Company’s largest insurance subsidiaries. The proceeds from advances under the revolving credit facility may be used for general corporate

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 9. NOTES PAYABLE (Continued)

purposes. The Company had no outstanding advances under its unsecured revolving credit agreements at December 31, 2008 and 2007. Undrawn letters of credit issued pursuant to the unsecured, revolving credit agreement were $13.1 million at both December 31, 2008 and 2007. Accordingly, the amounts available for future borrowing were $311.9 million at both December 31, 2008 and 2007.

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

NOTE 10. LEASES

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

Net rental expense for operating leases for the years ended December 31, 2008, 2007 and 2006 was:

DOLLARS IN MILLIONS	2008	2007	2006
Minimum Rental Expense	$29.9	$26.8	$25.7
Less Sublease Rental Income	(0.3)	–	(0.1)

Net Rental Expense	$29.6	$26.8	$25.6

Future minimum lease payments under operating leases at December 31, 2008 were:

DOLLARS IN MILLIONS	OPERATING LEASES
2009	$29.6
2010	27.7
2011	21.6
2012	17.7
2013	15.2
2014 and Thereafter	50.7

Total Future Payments	$162.5

The total of minimum rentals to be received in the future under non-cancelable subleases was $1.0 million at December 31, 2008. Capital leases are not material.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 11. SHAREHOLDERS’ EQUITY

The Company is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2008 and 2007.

On August 4, 2004, the Board of Directors declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock of Unitrin, pursuant to a shareholder rights plan. The rights have a term of 10 years. The description and terms of the rights are set forth in a rights agreement between Unitrin and Computershare Trust Company, N.A., as rights agent.

At December 31, 2008, there are approximately 1.4 million shares of the Company’s outstanding common stock that can be repurchased under the outstanding repurchase authorization of the Company’s Board of Directors. Common stock can be repurchased in the open market or in privately negotiated transactions from time to time subject to market conditions and other factors. The Company repurchased and retired 2.0 million shares of its common stock in open market transactions at an aggregate cost of $69.0 million in 2008. The Company repurchased and retired approximately 3.0 million shares of its common stock in open market transactions at an aggregate cost of $139.5 million in 2007. The Company repurchased and retired approximately 2.0 million shares of its common stock in open market transactions at an aggregate cost of $89.9 million in 2006. Common Stock, Paid-in Capital and Retained Earnings were reduced on a pro rata basis for the cost of the repurchased shares.

Various state insurance laws restrict the amount that an insurance subsidiary may pay in the form of dividends, loans or advances without the prior approval of regulatory authorities. Also, that portion of an insurance subsidiary’s net equity which results from differences between statutory insurance accounting practices and GAAP would not be available for cash dividends, loans or advances. Unitrin’s subsidiaries paid dividends of $135.2 million in cash and securities to Unitrin in 2008. In 2009, Unitrin’s insurance subsidiaries would be able to pay approximately $120 million in dividends to Unitrin without prior regulatory approval. Fireside Bank has agreed not to pay dividends without the prior approval of the FDIC and CDFI. The Company does not expect Fireside Bank to pay a dividend in 2009. Retained Earnings at December 31, 2008, also includes $61.8 million representing the undistributed equity in the net income and accumulated other comprehensive income of investee (Intermec).

Unitrin’s insurance subsidiaries are required to file financial statements prepared on the basis of statutory insurance accounting practices which is a comprehensive basis of accounting other than GAAP. Statutory capital and surplus for the Company’s life and health insurance subsidiaries was approximately $300 million and was $324.8 million at December 31, 2008 and 2007, respectively. Statutory capital and surplus for the Company’s property and casualty insurance subsidiaries was approximately $830 million and was $1,145.4 million at December 31, 2008 and 2007, respectively. Statutory net income for the Company’s life and health insurance subsidiaries was income of approximately $47 million, was income of $58.5 million and was income of $84.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Statutory net income for the Company’s property and casualty insurance subsidiaries was loss of approximately $29 million, was income of $119.4 million and was income of $170.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Statutory capital and surplus and statutory net income exclude Fireside Bank and parent company operations.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 12. LONG TERM EQUITY COMPENSATION

Unitrin has adopted a number of long-term equity-based compensation plans to attract, motivate and retain key employees and/or directors of the Company. The Company’s stock option plans provide for the grant of stock options and stock settled stock appreciation rights (“SARs”). In addition, restricted stock and restricted stock units may be granted under the Company’s 2005 Restricted Stock and Restricted Stock Unit Plan. Options outstanding and available for future grants under all of the Company’s stock option plans at December 31, 2008, are:

	OPTIONS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	OPTIONS AVAILABLE FOR FUTURE GRANTS
1995 Director Plan	242,177	$42.97	80,000
2002 Option Plan	2,949,300	45.86	1,395,468
1997 Option Plan	1,880,813	47.02	–
1990 Option Plan	52,959	48.11	–

Total Stock Option Plans	5,125,249	$46.17	1,475,468

The Company has four stock option plans, all of which have been approved by the Company’s shareholders. Stock options to purchase the Unitrin’s common stock are granted to employees and directors at prices equal to the fair market value of Unitrin’s common stock on the date of grant. Employee options generally vest over a period of three and one-half years and expire ten years from the date of grant. The Compensation Committee of the Board of Directors, or the Board’s authorized designee, has sole discretion to determine the persons to whom options are granted, the number of shares covered by such options and the exercise price, vesting and expiration dates of such options. Options are non-transferable and are exercisable in installments. Prior to 2003, only non-qualified stock options had been granted. However, beginning in 2003, non-qualified stock options granted to employees were coupled with tandem stock appreciation rights (“Tandem SARs”), settled in Unitrin common stock.

Under the 1995 Director Plan, each new member of the Board of Directors who is not employed by the Company receives an initial option to purchase 4,000 shares of Unitrin common stock immediately upon becoming a director. Thereafter, on the date of each of Unitrin’s annual meetings of shareholders, each such eligible director automatically receives an annual grant of options to purchase 4,000 shares of common stock for so long as they remain eligible directors. Options granted under the 1995 Director Plan are exercisable one year from the date of grant at an exercise price equal to the fair market value of the Unitrin’s common stock on the date of grant and expire 10 years from the date of grant.

The Company’s four stock option plans include provisions, subject to certain limitations beginning in 2006 and 2009 as described below, to automatically grant restorative, or reload stock options (“Restorative Options”), to replace shares of previously owned Unitrin common stock that an exercising option holder surrenders, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise. Restorative Options are subject to the same terms and conditions as the original options, including the expiration date, except that the exercise price is equal to the fair market value of Unitrin common stock on the date of grant and cannot be exercised until six months after the date of grant. The grant of a Restorative Option does not result in an increase in the total number of shares and options held by an employee but changes the mix of the two.

For original awards granted beginning in 2006 and Restorative Options granted thereunder, Restorative Options will be granted only if, on the date of exercise of the option giving rise to the Restorative Option, the market price of Unitrin common stock exceeds such option’s exercise price by 15%. Further, Restorative Options will not be granted if the option giving rise to the Restorative Option is set to expire within twelve months. For original awards granted beginning in 2009, Restorative Options will not be granted upon the exercise of the original award.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 12. LONG TERM EQUITY COMPENSATION (Continued)

In addition to the Company’s four stock option plans, the Company has a restricted stock plan, which has been approved by Unitrin’s shareholders. Under this plan, restricted stock and restricted stock units may be granted to all eligible employees. Recipients of restricted stock are entitled to full dividend and voting rights, and all awards are subject to forfeiture until certain restrictions have lapsed. As of December 31, 2008, 345,400 shares of restricted stock having a weighted-average grant date fair value of $44.30 have been awarded, of which 42,638 shares were forfeited and 32,901 were tendered to satisfy tax withholding obligations. At December 31, 2008, there were 730,139 common shares available for future grants under the Company’s restricted stock plan.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The expected terms of options are developed by considering the Company’s historical share option exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Further, the Company aggregates individual awards into relatively homogenous groups that exhibit similar exercise behavior to obtain a more refined estimate of the expected term of options. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield used was the annualized yield on Unitrin common stock on the date of grant for original grants made in 2008, 2007 and 2006. For Restorative Options, the annualized yield on Unitrin common stock for the month prior to the grant of the Restorative Option was used for restorative grants made in 2008, 2007 and 2006. No assumption for future dividend rate changes was included in the expected dividend yield assumption. The risk free interest rate was the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option. The assumptions used in the Black-Scholes pricing model for options granted during the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
RANGE OF VALUATION ASSUMPTIONS
Expected Volatility	22.36% – 24.52%	17.47% – 22.55%	18.79% – 23.60%
Risk Free Interest Rate	2.18% – 3.39%	3.31% – 4.94%	4.30% – 5.14%
Expected Dividend Yield	3.86% – 5.49%	3.51% – 4.18%	3.55% – 4.25%
WEIGHTED-AVERAGE EXPECTED LIFE
Employee Grants	2.5 – 7.5 years	2 – 7 years	2 – 7 years
Director Grants	4 – 6.5 years	4 – 6 years	4 – 6 years

Option and SAR activity for the year ended December 31, 2008 is presented below:

	SHARES SUBJECT TO OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE ($ IN MILLIONS)
Outstanding at Beginning of the Year	5,275,958	$46.95
Granted	497,941	37.31
Exercised	(69,746)	32.76
Forfeited or Expired	(578,904)	47.28

Outstanding at December 31, 2008	5,125,249	$46.17	4.65	$–

Vested and Expected to Vest at December 31, 2008	5,072,766	$46.24	4.58	$–

Exercisable at December 31, 2008	4,460,686	$46.70	4.08	$–

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 12. LONG TERM EQUITY COMPENSATION (Continued)

The weighted-average grant-date fair values of options granted during 2008, 2007 and 2006 were $4.81, $6.39 and $5.79, respectively. Total intrinsic value of stock options exercised was $0.4 million, $7.4 million and $14.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash received from option exercises was $1.6 million, $5.1 million and $6.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Total tax benefits realized for tax deductions from option exercises were $0.2 million, $2.6 million and $5.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Activity related to nonvested restricted stock for the year ended December 31, 2008 is presented below:

	RESTRICTED SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE PER SHARE
Nonvested Balance at Beginning of the Year	177,489	$46.44
Granted	93,900	37.14
Vested	(49,632)	44.76
Forfeited	(25,450)	44.59

Nonvested Balance at December 31, 2008	196,307	$42.66

The total fair value of restricted stock that vested during the year ended December 31, 2008 was $1.2 million. Tax benefits for tax deductions realized from such vesting of restricted stock were $0.4 million.

For awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the awards as if each award were, in-substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Share-based compensation expense for all of the Company’s long-term equity based compensation plans was $7.4 million, $15.7 million and $11.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Total unamortized compensation expense related to nonvested awards of such plans at December 31, 2008 was $5.7 million, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 13. NET INCOME (LOSS) PER SHARE

Net Income (Loss) Per Share and Net Income (Loss) Per Share Assuming Dilution for the years ended December 31, 2008, 2007 and 2006 were:

DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2008	2007	2006
Income (Loss) from Continuing Operations	$(38.0)	$178.1	$267.6
Dilutive Effect on Income from Continuing Operations from Investee’s Equivalent Shares	–	(0.1)	(0.2)

Income (Loss) from Continuing Operations Assuming Dilution	$(38.0)	$178.0	$267.4
Income from Discontinued Operations	8.4	27.3	19.4

Net Income (Loss) Assuming Dilution	$(29.6)	$205.3	$286.8

Weighted-Average Common Shares Outstanding	62.7	65.6	67.9
Dilutive Effect of Unitrin Share-based Compensation Plans	–	0.3	0.3

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	62.7	65.9	68.2

Income (Loss) Per Share from Continuing Operations	$(0.60)	$2.71	$3.94
Income Per Share from Discontinued Operations	0.13	0.42	0.29

Net Income (Loss) Per Share	$(0.47)	$3.13	$4.23

Income (Loss) Per Share from Continuing Operations Assuming Dilution	$(0.60)	$2.70	$3.92
Income Per Share from Discontinued Operations Assuming Dilution	0.13	0.42	0.28

Net Income (Loss) Per Share Assuming Dilution	$(0.47)	$3.12	$4.20

At December 31, 2008, options outstanding to purchase 5.1 million shares of Unitrin common stock were excluded from the computation of Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the year ended December 31, 2008 because the effect of inclusion would be anti-dilutive and because the exercise price exceeded the average market price. The computation of Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution also excludes 0.2 million shares of restricted stock outstanding at December 31, 2008 because the effect of inclusion would be anti-dilutive.

Options outstanding at 2007 and 2006, to purchase 3.7 million and 1.2 million common shares, respectively, of Unitrin common stock were excluded from the computation of Net Income Per Share Assuming Dilution in 2007 and 2006, respectively, because the exercise price exceeded the average market price.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 14. OTHER COMPREHENSIVE INCOME (LOSS)

Other Comprehensive Income for the years ended December 31, 2008, 2007 and 2006 was:

DOLLARS IN MILLIONS	2008	2007	2006
Other Comprehensive Income before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Year	$(682.0)	$121.4	$93.8
Reclassification Adjustment for Amounts Included in Net Income	88.4	(52.2)	(25.5)

Unrealized Holding Gains (Losses)	(593.6)	69.2	68.3

Unrecognized Postretirement Benefit Costs Arising During the Year	(73.4)	(5.0)	–
Amortization of Unrecognized Postretirement Benefit Costs	(2.3)	(2.0)	–

Net Unrecognized Postretirement Benefit Costs	(75.7)	(7.0)	–

Foreign Currency Translation Adjustments on Investments	(2.0)	–	–
Equity in Other Comprehensive Income (Loss) of Investee	2.5	1.2	(2.1)

Other Comprehensive Income (Loss) before Income Taxes	(668.8)	63.4	66.2

Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Year	239.9	(43.2)	(32.8)
Reclassification Adjustment for Amounts Included in Net Income	(30.9)	18.3	9.0

Unrealized Holding Gains (Losses)	209.0	(24.9)	(23.8)

Unrecognized Postretirement Benefit Costs Arising During the Year	26.5	1.4	–
Amortization of Unrecognized Postretirement Benefit Costs	0.6	0.6	–

Net Unrecognized Postretirement Benefit Costs	27.1	2.0	–

Foreign Currency Translation Adjustments on Investments	0.7	–	–
Equity in Other Comprehensive (Income) Loss of Investee	(0.9)	(0.4)	0.7

Income Tax Benefit (Expense)	235.9	(23.3)	(23.1)

Other Comprehensive Income (Loss)	$(432.9)	$40.1	$43.1

The components of Accumulated Other Comprehensive Income (Loss) at December 31, 2008 and 2007 were:

DOLLARS IN MILLIONS	2008	2007
Net Unrealized Gains (Losses) on Investments, Net of Income Taxes	$(45.5)	$338.2
Net Unrealized Gains on Assets of Discontinued Operations, Net of Income Taxes	–	0.9
Foreign Currency Translation Adjustments on Investments, Net of Income Taxes	(1.3)	–
Equity in Accumulated Other Comprehensive Loss of Investee, Net of Income Taxes	(0.5)	(2.1)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(60.8)	(12.2)

Total Accumulated Other Comprehensive Income (Loss)	$(108.1)	$324.8

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 15. INCOME FROM INVESTMENTS

Net Investment Income for the years ended December 31, 2008, 2007 and 2006 was:

DOLLARS IN MILLIONS	2008	2007	2006
Investment Income (Loss):
Interest and Dividends on Fixed Maturities	$234.8	$209.8	$213.6
Dividends on Northrop Preferred Stock	–	15.5	9.3
Dividends on Northrop Common Stock	10.7	9.4	8.6
Dividends on Other Equity Securities	19.0	19.2	12.4
Short-term Investments	11.8	34.3	27.5
Loans to Policyholders	14.6	13.5	13.2
Real Estate	30.2	30.3	28.0
Limited Liability Investment Companies and Limited Partnerships	(76.3)	6.7	24.8
Other	–	–	0.1

Total Investment Income	244.8	338.7	337.5
Investment Expenses:
Real Estate	23.8	24.0	21.1
Other Investment Expenses	1.4	1.8	1.5

Total Investment Expenses	25.2	25.8	22.6

Net Investment Income Including Discontinued Operations	219.6	312.9	314.9
Net Investment Income Reported in Discontinued Operations	(6.7)	(23.0)	(28.9)

Net Investment Income	$212.9	$289.9	$286.0

The components of Net Realized Investment Gains (Losses) for the years ended December 31, 2008, 2007 and 2006 were:

DOLLARS IN MILLIONS	2008	2007	2006
Fixed Maturities:
Gains on Dispositions	$4.8	$5.1	$5.0
Losses on Dispositions	(6.8)	(4.0)	(4.4)
Losses from Write-downs	(65.9)	(10.4)	–
Northrop Common Stock:
Gains on Dispositions	53.1	58.6	5.6
Losses on Dispositions	(13.1)	–	–
Other Equity Securities:
Gains on Dispositions	67.9	30.6	23.2
Losses on Dispositions	(46.1)	(5.1)	(1.1)
Losses from Write-downs	(83.3)	(22.6)	(2.8)
Real Estate:
Gains on Dispositions	1.5	4.8	0.9
Losses from Write-downs	–	–	(0.1)
Other Investments:
Gains on Dispositions	0.1	1.2	–
Losses on Dispositions	(0.2)	(0.2)	(0.2)
Losses from Write-downs	(3.7)	–	–
Trading Securities Net Gains (Losses)	(2.0)	0.5	0.4
Gain on Sale of Southern States	–	4.0	–

Net Realized Investment Gains (Losses)	$(93.7)	$62.5	$26.5

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 15. INCOME FROM INVESTMENTS (Continued)

On July 9, 2007, Republic Companies purchased Southern States, a directly owned subsidiary of Unitrin, from the Company. Net Realized Investment Gains for the year ended December 31, 2007 includes a pretax gain of $4.0 million for the year ended December 31, 2007 resulting from this sale.

NOTE 16. INSURANCE EXPENSES

Insurance Expenses for the years ended December 31, 2008, 2007 and 2006 were:

DOLLARS IN MILLIONS	2008	2007	2006
Commissions	$377.4	$363.0	$389.4
General Expenses	310.3	293.8	285.7
Taxes, Licenses and Fees	48.3	45.6	45.5

Total Costs Incurred	736.0	702.4	720.6

Policy Acquisition Costs:
Deferred	(311.0)	(297.0)	(316.8)
Amortized	311.5	300.4	308.2

Net Policy Acquisition Costs Amortized (Deferred)	0.5	3.4	(8.6)

Insurance Expenses	$736.5	$705.8	$712.0

Commissions for servicing policies are expensed as incurred, rather than deferred and amortized.

NOTE 17. INCOME TAXES

The current and deferred income tax assets as presented in the Consolidated Balance Sheets at December 31, 2008 and 2007 were:

DOLLARS IN MILLIONS	2008	2007
Current and Deferred Income Taxes:
Current Income Tax Assets	$0.2	$1.5
Deferred Income Tax Assets	204.8	15.7
Valuation Allowance for State Income Taxes	(3.6)	–

Current and Deferred Income Taxes	$201.4	$17.2

The components of Liabilities for Income Taxes as presented in the Consolidated Balance Sheets at December 31, 2008 and 2007 were:

DOLLARS IN MILLIONS	2008	2007
Liabilities for Income Taxes:
Current Income Tax Liabilities	$51.2	$31.1
Deferred Income Tax Liabilities	–	207.5
Liability for Unrecognized Tax Benefits	17.0	20.1

Liabilities for Income Taxes	$68.2	$258.7

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 17. INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the Company’s Net Deferred Tax Asset at December 31, 2008 and Net Deferred Tax Liability at December 31, 2007 were:

DOLLARS IN MILLIONS	2008	2007
Deferred Tax Assets:
Insurance Reserves	$92.7	$94.9
Unearned Premium Reserves	49.4	53.7
Tax Capitalization of Policy Acquisition Costs	74.5	70.5
Reserve for Loan Losses	50.5	61.8
Net Operating Loss Carryforward	15.3	5.6
Payroll and Employee Benefit Accruals	74.4	51.2
Other Investments	62.1	–
Other	28.3	21.3

Total Deferred Tax Assets	447.2	359.0

Deferred Tax Liabilities:
Deferred Policy Acquisition Costs	171.3	158.3
Northrop Preferred Stock	–	88.2
Northrop Common Stock	13.0	153.5
Investee (Intermec)	30.6	28.5
Other Investments	–	98.0
Other	27.5	24.3

Total Deferred Tax Liabilities	242.4	550.8

Valuation Allowance	3.6	–

Net Deferred Tax Asset (Liability)	$201.2	$(191.8)

Deferred Tax Assets include a Net Operating Loss Carryforward of $15.3 million at December 31, 2008 which included a federal net operating loss carryforward of $12.7 million and a state net operating loss carryforward of $2.6 million. The federal net operating loss carryforwards are scheduled to expire in years 2009 through 2026. At this time, the Company expects to fully utilize these federal net operating loss carryforwards. The state net operating loss carryforwards relate to Fireside Bank and the majority of which are scheduled to expire in 2029. A deferred tax asset valuation allowance of $3.6 million was required at December 31, 2008 and was related to state income taxes for Fireside Bank. A deferred tax asset valuation allowance was not required as of December 31, 2007.

Income taxes paid were $98.8 million and $116.9 million in 2008 and 2007, respectively.

The Company has not provided Federal income taxes on $14.7 million of Mutual Savings Life’s income earned prior to 1984 which is not subject to income taxes under certain circumstances. Federal income taxes of $5.1 million would be paid on such income if it is distributed to shareholders in the future or if it does not continue to meet certain limitations.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 17. INCOME TAXES (Continued)

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, current income taxes receivable increased by $9.2 million, current income taxes payable decreased $0.1 million, deferred income tax liabilities decreased $23.4 million and the liability for unrecognized tax benefits increased by $32.7 million. There was no effect on the Company’s Shareholders’ Equity upon the Company’s adoption of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2008 and 2007 is as follows:

DOLLARS IN MILLIONS	2008	2007
Beginning Balance	$20.1	$32.7
Reductions for Tax Positions of Current Period	(1.8)	(9.7)
Additions for Tax Positions of Prior Years	27.9	28.4
Reduction for Expiration of State Statute of Limitations	–	(8.1)
Reduction for Expiration of Federal Statute of Limitations	(29.2)	(23.2)

Ending Balance	$17.0	$20.1

For the year ended December 31, 2008, all of Unitrin’s subsidiaries, except for Mutual Savings Life and Mutual Savings Fire, are eligible to be included in a consolidated Federal income tax return with Unitrin. For the years ended December 31, 2007 and 2006, all of Unitrin’s subsidiaries, except for Primesco and its subsidiaries, were included in a consolidated Federal income tax return with Unitrin. The statute of limitations related to Unitrin and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2004. The statute of limitations related to Primesco and its subsidiaries is closed for all years up to and including 2004. The expiration of the statute of limitations related to the various state income tax returns that Unitrin and its subsidiaries file varies by state. Unitrin’s consolidated Federal income tax returns and Primesco’s consolidated Federal income tax returns are not currently under examination. During 2008, the Illinois Department of Revenue issued a tentative Notice of Audit Results related to its examination of the Company’s 2005 and 2006 Illinois tax returns that indicate no changes to the returns as filed. The California Franchise Tax Board is conducting an audit of Fireside Bank’s 2004, 2005 and 2006 California tax returns. The Company does not expect any material modifications to the returns as filed to result from the audit.

Included in the balance of unrecognized tax benefits at December 31, 2008 and December 31, 2007 are tax positions of $10.6 million and $12.7 million, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $6.0 million and $6.8 million at December 31, 2008 and December 31, 2007, respectively. Tax benefit for the year ended December 31, 2008 includes an interest benefit of $0.8 million, which is comprised of an interest benefit of $2.5 million resulting from the expiration of the statutes of limitations referred to above, and interest expense of $1.7 million on unrecognized tax benefits for prior years. Tax expense for the year ended December 31, 2007 includes an interest benefit of $0.3 million, which is comprised of an interest benefit of $4.0 million resulting from the expiration of the statutes of limitations referred to above, and interest expense of $3.7 million on unrecognized tax benefits for prior years.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 17. INCOME TAXES (Continued)

The components of Income Tax Expense from Continuing Operations for the years ended December 31, 2008, 2007 and 2006 were:

DOLLARS IN MILLIONS	2008	2007	2006
Current Tax Benefit (Expense)	$(115.1)	$(151.2)	$(110.1)
Deferred Tax Benefit (Expense)	158.2	88.6	(6.7)
Unrecognized Tax Benefit (Expense)	3.1	12.7	–

Income Tax Benefit (Expense)	$46.2	$(49.9)	$(116.8)

A reconciliation of the Statutory Federal Income Tax Expense and Rate to the Company’s Effective Income Tax Expense and Rate from Continuing Operations for the years ended December 31, 2008, 2007 and 2006 was:

	2008		2007		2006
DOLLARS IN MILLIONS	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
Statutory Federal Income Tax Benefit (Expense) and Rate	$31.5	35.0%	$(79.4)	35.0%	$(131.3)	35.0%
Tax Exempt Income and Dividends Received Deduction	20.0	22.2	21.6	(9.5)	19.2	(5.2)
State Income Taxes	(2.6)	(2.9)	8.9	(3.9)	(4.3)	1.2
Other, Net	(2.7)	(2.9)	(1.0)	0.4	(0.4)	0.1

Effective Income Tax Benefit (Expense) and Rate	$46.2	51.4%	$(49.9)	22.0%	$(116.8)	31.1%

During 2007, a benefit of $5.3 million was recorded for state income taxes related to the tax year that ended on December 31, 2002, due to the expiration of a state’s statute of limitations.

Comprehensive Income Tax Expense included in the Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006 was:

DOLLARS IN MILLIONS	2008	2007	2006
Income Tax Benefit (Expense):
Continuing Operations	$46.2	$(49.9)	$(116.8)
Discontinued Operations	(9.8)	(7.5)	(2.6)
Equity in:
Net Income of Investee	(3.1)	(0.7)	(5.1)
Other Comprehensive Income of Investee	(0.9)	(0.4)	0.7
Unrealized (Appreciation) Depreciation on Securities	209.0	(24.9)	(24.0)
Foreign Currency Translation Adjustments on Investments	0.7	–	–
Tax Effects from Benefit Plans –SFAS No. 158	27.1	2.0	–
Tax Effects from Long-Term Equity Compensation included in Paid-in Capital	(0. 8)	0.6	3.0
Other	–	0.2	–

Comprehensive Income Tax Benefit (Expense)	$268.4	$(80.6)	$(144.8)

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 18. PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsored two qualified defined benefit pension plans in 2008 and one plan in 2007 (the “Pension Plans”) covering most of its employees. The Pension Plans are generally non-contributory, but participation in one of the Pension Plans requires or required some employees to contribute of 3% of pay, as defined, per year. Benefits for participants who are or were required to contribute to the Pension Plans are based on compensation during plan participation and the number of years of participation. Benefits for the vast majority of participants who are not required to contribute to the Pension Plans are based on years of service and final average pay, as defined. The Company funds the Pension Plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

The Company sponsors an other than pension postretirement employee benefit plan (“OPEB”) that provides medical, dental and/or life insurance benefits to approximately 900 retired and 700 active employees (“the OPEB Plan”). The Company generally is self-insured for the benefits under the OPEB Plan. The medical plan generally provides for a limited number of years of medical insurance benefits at retirement based on the participant’s attained age at retirement and number of years of service until specified dates and generally requires participant contributions, with most contributions adjusted annually.

Changes in Fair Value of Plan Assets and Changes in Benefit Obligations (the Projected Benefit Obligation in the case of the Pension Plans and the Accumulated Benefit Obligation in the case of the OPEB Plan) for the years ended December 31, 2008 and 2007 were:

	PENSION BENEFITS		OTHER THAN PENSION BENEFITS
DOLLARS IN MILLIONS	2008	2007	2008	2007
Fair Value of Plan Assets at Beginning of Year	$366.0	$363.7	$–	$–
Fair Value of Plan Assets Acquired	4.0	–	–	–
Actual Return on Plan Assets	(69.8)	19.6	–	–
Employer Contributions	–	–	4.3	4.2
Plan Participants’ Contributions	0.1	0.1	1.3	1.3
Benefits Paid	(18.0)	(17.4)	(5.6)	(5.5)
Settlement Benefits	(0.4)	–	–	–

Fair Value of Plan Assets at End of Year	281.9	366.0	–	–

Benefit Obligation at Beginning of Year	377.3	355.7	37.4	44.9
Benefit Obligation Acquired	3.1	–	–	–
Service Cost	12.5	13.4	0.1	0.1
Interest Cost	20.9	20.0	2.0	2.1
Plan Participants’ Contributions	0.1	0.1	1.3	1.3
Benefits Paid	(18.0)	(17.4)	(5.6)	(5.5)
Modernization Act Subsidy Received	–	–	0.4	–
Settlement Benefits	(0.4)	–	–	–
Actuarial (Gains) Losses	(20.4)	5.5	(1.1)	(5.5)

Benefit Obligations at End of Year	375.1	377.3	34.5	37.4

Funded Status—Benefit Obligation in Excess of Plan Assets	$(93.2)	$(11.3)	$(34.5)	$(37.4)

Amount Recognized in Accumulated Other Comprehensive Income (Loss):
Accumulated Actuarial Gain (Loss)	$(122.5)	$(48.0)	$26.3	$27.3
Prior Service Cost	0.7	0.9	–	–

Amount Recognized in Accumulated Other Comprehensive Income (Loss)	$(121.8)	$(47.1)	$26.3	$27.3

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 18. PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)

The Accumulated Benefit Obligation for the Pension Plans was $351.0 million and $350.7 million at December 31, 2008 and 2007, respectively. For the Company’s pension plan with an accumulated benefit obligation in excess of plan assets at December 31, 2008, the Projected Benefit Obligation was $372.2 million, the Accumulated Benefit Obligation was $348.1 million and the Fair Value of Plan Assets was $278.2 million. For the Company’s pension plan with an accumulated benefit obligation in excess of plan assets at December 31, 2007, the Projected Benefit Obligation was $377.3 million, the Accumulated Benefit Obligation was $350.7 million and the Fair Value of Plan Assets was $366.0 million.

The Company estimates that Pension Expense for the year ended December 31, 2009 will include expense of $1.0 million resulting from the amortization of the related accumulated actuarial loss included in Accumulated Other Comprehensive Income (Loss) at December 31, 2008.

The Company estimates that OPEB Expense for the year ended December 31, 2009 will include income of $2.2 million resulting from the amortization of the related accumulated actuarial gain included in Accumulated Other Comprehensive Income (Loss) at December 31, 2008.

The measurement dates of the assets and liabilities of all plans presented above for 2008 and 2007 were December 31, 2008 and December 31, 2007, respectively.

The assumed health care cost trend rate used in measuring the Accumulated Benefit Obligation for the OPEB Plan at December 31, 2008 was 7% for 2009, gradually declining to 5% in the year 2011 and remaining at that level thereafter for medical benefits and 9% for 2009, gradually declining to 5% in the year 2013 and remaining at that level thereafter for prescription drug benefits. The assumed health care cost trend rate used in measuring the Accumulated Benefit Obligation for the OPEB Plan at December 31, 2007 was 8% for 2008, gradually declining to 5% in the year 2011 and remaining at that level thereafter for medical benefits and 10% for 2008, gradually declining to 5% in the year 2013 and remaining at that level thereafter for prescription drug benefits.

A one–percentage point increase in the assumed health care cost trend rate for each year would increase the Accumulated Benefit Obligation for the OPEB Plan at December 31, 2008 by $2.3 million and 2008 OPEB expense by $0.1 million. A one–percentage point increase in the assumed health care cost trend rate for each year would increase the Accumulated Benefit Obligation for the OPEB Plan at December 31, 2007 by $2.7 million and 2007 OPEB expense by $0.2 million.

The OPEB Plan were unfunded at December 31, 2008 and 2007. Weighted-average asset allocations for the Pension Plans at December 31, 2008 and 2007 by asset category were:

ASSET CATEGORY	2008	2007
Cash and Short-term Investments	20%	8%
U.S. Government and Government Agencies and Authorities	–	19
Corporate Bonds and Notes	31	18
Equity Securities	36	42
Other Assets	13	13

Total	100%	100%

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

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 18. PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)

Fixed income investments may include cash and short-term instruments, U.S. Government securities, corporate bonds, mortgages and other fixed income investments. Equity investments may include various types of stock, such as large-cap, mid-cap and small-cap stocks, and may also include investments in investment companies and Unitrin common stock (subject to Section 407 and other requirements of ERISA). The Pension Plans have not invested in Unitrin common stock.

The trust investment committee for the Pension Plans periodically reviews the performance of the Pension Plans’ investments and asset allocation. Several external investment managers, one of which is Fayez Sarofim & Co. (“FS&C”), manage the equity investments of the trust for the Pension Plans. One of Unitrin’s directors, Mr. Fayez Sarofim, is Chairman of the Board, President and the majority shareholder of FS&C, a registered investment advisory firm (see Note 24, “Related Parties,” to the Consolidated Financial Statements). Each manager is allowed to exercise investment discretion, subject to limitations, if any, established by the trust investment committee for the Pension Plans. All other investment decisions are made by the Company, subject to general guidelines as set by the trust investment committee for the Pension Plans.

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

The components of Pension Expense for the years ended December 31, 2008, 2007 and 2006 were:

DOLLARS IN MILLIONS	2008	2007	2006
Service Cost Benefits Earned During the Year	$12.5	$13.4	$14.1
Interest Cost on Projected Benefit Obligation	20.9	20.0	18.9
Expected Return on Plan Assets	(25.2)	(24.6)	(22.7)
Net Amortization and Deferral	(0.1)	0.5	1.8

Pension Expense Recognized	8.1	9.3	12.1
Unrecognized Pension Loss Arising During the Year	74.6	10.4	–
Amortization of Accumulated Unrecognized Pension Gain (Loss)	0.1	(0.5)	–

Comprehensive Pension Expense	$82.8	$19.2	$12.1

Total Pension Expense Recognized presented above includes service cost benefits earned and reported in discontinued operations of $0.7 million, $1.2 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The components of OPEB Expense for the years ended December 31, 2008, 2007 and 2006 were:

DOLLARS IN MILLIONS	2008	2007	2006
Service Cost Benefits Earned During the Year	$0.1	$0.1	$0.1
Interest Cost on Accumulated Benefit Obligation	2.0	2.1	2.5
Net Amortization and Deferral	(2.2)	(2.5)	(1.9)

OPEB (Income) Expense Recognized	(0.1)	(0.3)	0.7
Unrecognized OPEB Gain Arising During the Year	(1.2)	(5.4)	–
Amortization of Accumulated Unrecognized OPEB Gain	2.2	2.5	–

Comprehensive OPEB (Income) Expense	$0.9	$(3.2)	$0.7

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 18. PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)

The actuarial assumptions used to develop the components of the Pension Expense for the years ended December 31, 2008, 2007 and 2006 were:

	2008	2007	2006
Discount Rate	5.75%	5.75%	5.50%
Rate of Increase in Future Compensation Levels	4.12	4.10	4.10
Expected Long Term Rate of Return on Plan Assets	7.00	7.00	7.00

The actuarial assumptions used to develop the components of the OPEB Expense for the years ended December 31, 2008, 2007 and 2006, were:

	2008	2007	2006
Discount Rate	5.75%	5.75%	5.50%
Rate of Increase in Future Compensation Levels	1.50	3.30	4.10

The actuarial assumptions used to develop the components of the Pension Projected Benefit Obligation at December 31, 2008 and 2007 were:

	2008	2007
Discount Rate	6.00%	5.75%
Rate of Increase in Future Compensation Levels	4.07	4.12

The actuarial assumptions used to develop the components of the OPEB Accumulated Benefit Obligation at December 31, 2008 and 2007 were:

	2008	2007
Discount Rate	6.00%	5.75%
Rate of Increase in Future Compensation Levels	1.50	1.50

The Company does not expect to be required to contribute to its Pension Plans in 2009, but could make a voluntary contribution pursuant to the maximum funding limits under ERISA. The Company expects to contribute $4.3 million, net of expected Modernization Act Subsidy, to its OPEB Plan to fund benefit payments in 2009.

The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

	YEARS ENDING DECEMBER 31,
DOLLARS IN MILLIONS	2009	2010	2011	2012	2013	2014–2018
Pension Benefits	$17.8	$18.3	$18.9	$20.0	$21.0	$123.2

OPEB Benefits:
Excluding Modernization Act Subsidy	$4.9	$4.8	$4.8	$4.7	$4.5	$19.3
Expected Modernization Act Subsidy	(0.6)	(0.6)	(0.6)	(0.6)	(0.6)	(2.8)

Net OPEB Benefits	$4.3	$4.2	$4.2	$4.1	$3.9	$16.5

The Company also sponsors several defined contribution benefit plans covering most of its employees. The Company made contributions to those plans of $7.0 million, $6.8 million and $7.2 million in 2008, 2007 and 2006, respectively. Under these plans, the participants have several investment alternatives, including Unitrin’s

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 18. PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)

common stock and the Dreyfus Appreciation Fund. FS&C is a sub-investment advisor of the Dreyfus Appreciation Fund. One of Unitrin’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and majority shareholder of FS&C (see Note 24, “Related Parties,” to the Consolidated Financial Statements). The fair value of participants’ investments in Unitrin’s common stock was $9.0 million, or 4.5% of the total investments in the defined contribution benefit plans at December 31, 2008. The fair value of participants’ investment in the Dreyfus Appreciation Fund was $14.7 million, or 7.4% of the total investments in the defined contribution benefit plans at December 31, 2008.

NOTE 19. BUSINESS SEGMENTS

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and automobile finance businesses. The Company conducts its operations through five operating segments: Kemper, Unitrin Specialty, Unitrin Direct, Life and Health Insurance and Fireside Bank.

The Kemper segment provides preferred and standard risk personal automobile insurance, homeowners insurance and other personal insurance through independent agents. The Unitrin Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty market through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their driving records. Unitrin Direct markets personal automobile insurance through direct mail and the Internet through web insurance portals, click-thrus and its own website. In addition, Merastar, which is included in the Unitrin Direct segment from the date of its acquisition (see Note 3, “Acquisition of Businesses,” to the Consolidated Financial Statements), specializes in the sale of personal automobile and homeowners insurance through employer-sponsored voluntary benefit programs. The Life and Health Insurance segment provides individual life, accident, health and hospitalization insurance. The Company’s Life and Health Insurance employee-agents also market property insurance products under common management. The Fireside Bank segment makes sub-prime automobile loans primarily for the purchase of pre-owned automobiles and offers certificates of deposits.

The Company’s earned premiums and automobile finance revenues are derived in the United States. The accounting policies of the segments are the same as those described in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements. Capital expenditures for long-lived assets by operating segment are immaterial.

The Company also does not allocate insurance reserves from its 2002 acquisition of certain insurance companies from SCOR (see Note 8, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). It is also the Company’s management practice to allocate certain corporate expenses to its insurance operations. In accordance with SFAS No. 144, the Company is not permitted to allocate certain corporate expenses to discontinued operations. Accordingly, such amounts that the Company is not permitted to allocate to discontinued operations are reported in Other Expense, Net. The Company considers the management of certain investments, including Northrop preferred and common stock, Baker Hughes common stock and Intermec common stock, to be a corporate responsibility. Accordingly, the Company does not allocate dividend income from these investments to its operating segments. The Company does not allocate Net Realized Investment Gains (Losses) to its operating segments.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 19. BUSINESS SEGMENTS (Continued)

Segment Assets at December 31, 2008 and 2007 were:

DOLLARS IN MILLIONS	2008	2007
SEGMENT ASSETS
Kemper	$1,448.4	$1,454.6
Unitrin Specialty	715.5	650.1
Unitrin Direct	380.8	317.5
Life and Health Insurance	4,270.5	3,905.3
Fireside Bank	1,383.0	1,450.3
Corporate and Other, Net	620.6	1,616.6

Total Assets	$8,818.8	$9,394.4

Segment Revenues for the years ended December 31, 2008, 2007 and 2006 were:

DOLLARS IN MILLIONS	2008	2007	2006
REVENUES
Kemper:
Earned Premiums	$930.7	$926.3	$944.6
Net Investment Income	19.1	44.0	50.4
Other Income	0.5	0.5	0.4

Total Kemper	950.3	970.8	995.4

Unitrin Specialty:
Earned Premiums	494.0	449.3	444.4
Net Investment Income	8.6	19.2	22.4
Other Income	0.2	0.1	–

Total Unitrin Specialty	502.8	468.6	466.8

Unitrin Direct:
Earned Premiums	290.5	257.6	225.9
Net Investment Income	4.6	8.9	9.3
Other Income	0.4	0.4	0.4

Total Unitrin Direct	295.5	266.9	235.6

Life and Health Insurance:
Earned Premiums	661.4	653.7	675.6
Net Investment Income	162.1	181.0	181.3
Other Income	1.1	1.2	11.2

Total Life and Health Insurance	824.6	835.9	868.1

Fireside Bank:
Interest, Loan Fees and Earned Discounts	237.4	251.2	237.3
Other Automobile Finance Revenues	4.9	9.0	7.7

Automobile Finance Revenues	242.3	260.2	245.0
Net Investment Income	4.5	4.9	3.9

Total Fireside Bank	246.8	265.1	248.9

Total Segment Revenues	2,820.0	2,807.3	2,814.8

Unallocated Dividend Income	10.8	25.2	18.2
Net Realized Investment Gains (Losses)	(93.7)	62.5	26.5
Other	5.1	8.0	2.9

Total Revenues	$2,742.2	$2,903.0	$2,862.4

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 19. BUSINESS SEGMENTS (Continued)

Segment Operating Profit for the years ended December 31, 2008, 2007 and 2006 was:

DOLLARS IN MILLIONS	2008	2007	2006
SEGMENT OPERATING PROFIT (LOSS)
Kemper	$7.6	$88.2	$133.4
Unitrin Specialty	10.2	35.3	39.2
Unitrin Direct	(52.5)	(41.2)	(9.8)
Life and Health Insurance	79.3	150.6	155.4
Fireside Bank	(25.3)	(66.0)	44.8

Total Segment Operating Profit	19.3	166.9	363.0
Unallocated Dividend Income	10.8	25.2	18.2
Net Realized Investment Gains (Losses)	(93.7)	62.5	26.5
Other Expense, Net	(26.4)	(27.8)	(32.5)

Income (Loss) from Continuing Operations before Income Taxes and Equity in Net Income of Investee	$(90.0)	$226.8	$375.2

Segment Net Income for the years ended December 31, 2008, 2007 and 2006 was:

DOLLARS IN MILLIONS	2008	2007	2006
SEGMENT NET INCOME (LOSS)
Kemper	$13.4	$66.5	$95.4
Unitrin Specialty	10.1	27.0	29.3
Unitrin Direct	(32.0)	(24.9)	(4.7)
Life and Health Insurance	51.8	97.0	101.5
Fireside Bank	(22.3)	(38.8)	26.1

Total Segment Net Income	21.0	126.8	247.6
Net Income (Loss) From:
Unallocated Dividend Income	9.5	22.2	16.0
Net Realized Investment Gains (Losses)	(61.0)	40.5	17.2
Other Expense, Net	(13.3)	(12.6)	(22.4)

Income (Loss) from Continuing Operations before Equity in Net Income of Investee	(43.8)	176.9	258.4
Equity in Net Income of Investee	5.8	1.2	9.2

Income (Loss) from Continuing Operations	$(38.0)	$178.1	$267.6

Amortization of Deferred Policy Acquisition Costs by Operating Segment for the years ended December 31, 2008, 2007 and 2006 was:

DOLLARS IN MILLIONS	2008	2007	2006
Kemper	$166.7	$163.5	$165.4
Unitrin Specialty	65.1	56.6	60.9
Unitrin Direct	7.5	11.0	10.4
Life and Health Insurance	72.2	69.3	71.5

Total Amortization	$311.5	$300.4	$308.2

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 19. BUSINESS SEGMENTS (Continued)

Earned Premiums by product line for the years ended December 31, 2008, 2007 and 2006 were:

DOLLARS IN MILLIONS	2008	2007	2006
EARNED PREMIUMS
Life	$398.5	$387.8	$400.7
Accident and Health	160.1	157.9	158.3
Property and Casualty:
Personal Lines:
Automobile	1,287.8	1,192.3	1,163.6
Homeowners	295.2	286.6	284.7
Other Personal	155.0	156.3	164.9

Total Personal Lines	1,738.0	1,635.2	1,613.2
Commercial Lines:
Automobile	80.0	106.0	118.3

Total Earned Premiums	$2,376.6	$2,286.9	$2,290.5

NOTE 20. CATASTROPHE REINSURANCE

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

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 20. CATASTROPHE REINSURANCE (Continued)

The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in such regions, and reinsurance. To limit its exposures to catastrophic events, the Company maintains various catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each catastrophe reinsurance program effective January 1, 2008 is provided in various layers as presented below:

	Catastrophe Losses and LAE		Percentage of Coverage
(Dollars in Millions)	In Excess of	Up to
Kemper Segment
Retained	$–	$40.0	0.0%
1st Layer of Coverage	40.0	70.0	61.5%
2nd Layer of Coverage	70.0	150.0	93.0%
3rd Layer of Coverage	150.0	250.0	92.0%

Unitrin Direct and Unitrin Specialty Segments
Retained	$–	$2.0	0.0%
1st Layer of Coverage	2.0	15.0	100.0%

Life and Health Segment—Property Insurance Operations
Retained	$–	$6.0	0.0%
1st Layer of Coverage	6.0	20.0	82.5%
2nd Layer of Coverage	20.0	50.0	100.0%
3rd Layer of Coverage	50.0	80.0	100.0%

In the event that the Company’s incurred catastrophe losses and LAE covered by any of its catastrophe reinsurance programs presented above exceed the retention for that particular layer, each of the programs above requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such layer. The reinstatement premium is a percentage of the original premium based on the ratio of the losses exceeding the Company’s retention to the reinsurers’ coverage limit. In 2008, the Kemper segment and the Life and Health Insurance segment also participated in a catastrophe reinsurance program providing coverage of 40% of the sum of first $50 million of catastrophe losses of the Kemper segment in excess of $250 million and catastrophe losses of the Life and Health Insurance segment in excess of $80 million resulting from a single occurrence. Reinstatements are not permitted under this combined reinsurance program.

The catastrophe reinsurance program presented above for the Life and Health Insurance segment excludes business written by Mutual Savings Fire. Mutual Savings Fire participated in a separate reinsurance program in 2008 which provided reinsurance coverage of 95% of reinsured catastrophe losses of $3.5 million above retention of $0.5 million. The catastrophe reinsurance program for the Life and Health Insurance segment in 2008 also includes reinsurance coverage from FHCF for hurricane losses in Florida at retentions lower than those described above.

The annual reinsurance program covering the Kemper segment became effective on April 1, 2007 (the “2007 Kemper Program”). The first layer of the 2007 Kemper Program provided coverage of approximately 62% of reinsured catastrophe losses of $30 million above retention of $40 million. The second layer of the 2007 Kemper Program provided coverage of approximately 90% of reinsured catastrophe losses of $80 million above retention of $70 million. The third layer of the 2007 Kemper Program provided coverage of approximately 90% of reinsured catastrophe losses of $100 million above retention of $150 million. Prior to the effective date of the 2007 Kemper program, reinsurance coverage was provided by an annual program that became effective July 1, 2006 (the “2006 Kemper Program”), which was terminated effective with the Kemper 2007 Program. The

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 20. CATASTROPHE REINSURANCE (Continued)

first layer of reinsurance coverage under the 2006 Kemper Program provided coverage of approximately 65% of reinsured catastrophe losses of $30 million above retention of $40 million. The second layer of reinsurance coverage under the 2006 Kemper Program provided coverage of approximately 88% of reinsured catastrophe losses of $80 million above retention of $70 million. The third layer of reinsurance coverage under the 2006 Kemper Program provided coverage of approximately 80% of reinsured catastrophe losses of $100 million above retention of $150 million.

The annual program covering the Company’s Unitrin Direct and Unitrin Specialty segments and Unitrin Business Insurance provided, effective January 1, 2007, reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. In 2006, the annual program covering these segments also provided reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. The 2007 and 2006 annual programs covering these segments did not include Merastar. The annual program covering Merastar was effective on March 31, 2007 and provided reinsurance coverage of 97.5% of reinsured catastrophe losses of $7.25 million above retention of $0.75 million.

The annual program covering the property insurance operations of the Company’s Life and Health Insurance segment was changed to provide, effective January 1, 2007, reinsurance coverage of 100% of reinsured catastrophe losses of $120 million above retention of $10 million. In 2006, the annual program covering this segment provided reinsurance coverage of 100% of reinsured catastrophe losses of $90 million above retention of $10 million. The catastrophe reinsurance programs for the Life and Health Insurance segment in 2007 and 2006 also included reinsurance coverage from the FHCF for hurricane losses in Florida at retentions lower than those described above.

In addition, in the event that the Company’s incurred catastrophe losses and LAE covered by any of the various reinsurance programs in 2007 and 2006 exceeded the retention for a particular layer, each of the programs in 2007 and 2006 required one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such program.

Catastrophe reinsurance premiums for the Company’s primary reinsurance programs and the FHCF reduced earned premiums for the years ended December 31, 2008, 2007 and 2006 by the following:

DOLLARS IN MILLIONS	2008	2007	2006
Kemper	$19.6	$19.4	$15.7
Unitrin Specialty	0.3	0.2	0.2
Unitrin Direct	0.2	1.1	0.5
Life and Health Insurance	10.5	8.5	6.1

Total Ceded Catastrophe Reinsurance Premiums	$30.6	$29.2	$22.5

The Life and Health Insurance segment presented above includes reinsurance reinstatement premiums of $4.4 million for the year ended December 31, 2008 to reinstate coverage following Hurricanes Dolly, Gustav and Ike.

Total catastrophe losses and LAE (including development), net of reinsurance recoveries, reported in continuing operations were $144.9 million, $39.4 million and $56.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company reported the following catastrophe reserve development: adverse $4.8 million, favorable $4.6 million and adverse $4.0 million in 2008, 2007 and 2006, respectively. In the third quarter of 2008, three major hurricanes that significantly impacted the Company (Dolly, Gustav and Ike) made landfall in the United States. A summary of the Company’s estimated losses and LAE, net of reinsurance

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 20. CATASTROPHE REINSURANCE (Continued)

recoveries of $65.4 million, from Hurricanes Dolly, Gustav and Ike reported in the Company’s Consolidated Statements of Operations for the year ended December 31, 2008 by business segment were:

DOLLARS IN MILLIONS	Dolly	Gustav	Ike	Total
Kemper	$0.6	$12.1	$27.9	$40.6
Unitrin Specialty	–	0.5	1.0	1.5
Unitrin Direct	–	–	0.5	0.5
Life and Health Insurance	6.8	7.3	8.7	22.8

Total Loss and LAE, Net of Reinsurance	$7.4	$19.9	$38.1	$65.4

The estimated losses presented above by the Life and Health Insurance segment are net of reinsurance recoveries of $2.9 million, $6.0 million and $37.2 million related to Hurricanes Dolly, Gustav and Ike, respectively. In addition to the losses presented above, Insurance Expenses for the year ended December 31, 2008 includes an expense of $3.9 million related to the Kemper segment’s estimate of its share of assessments from TWIA. The Company’s estimates for Hurricanes Dolly, Gustav and Ike include estimates for both direct losses and LAE and indirect losses from residual market assessments, such as TWIA. The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of actual reinsurance recoveries, may vary materially from the estimated amount reserved. The Company’s estimates of direct catastrophe losses are generally based on inspections by claims adjusters and historical loss development experience for areas that have not been inspected or for claims that have not yet been reported. The Company’s estimates of direct catastrophe losses are based on the coverages provided by its insurance policies. The Company’s homeowners and dwellings insurance policies do not provide coverage for losses caused by floods, but generally provide coverage for physical damage caused by wind or wind driven rain. Accordingly, the Company’s estimates of direct losses for homeowners and dwellings insurance do not include losses caused by flood. Depending on the policy, automobile insurance may provide coverage for losses caused by flood. Estimates of the number and severity of claims ultimately reported are influenced by many variables including, but not limited to, repair or reconstruction costs and determination of cause of loss, that are difficult to quantify and will influence the final amount of claim settlements. All these factors, coupled with the impact of the availability of labor and material on costs, require significant judgment in the reserve setting process. A change in any one or more of these factors is likely to result in an ultimate net claim cost different from the estimated reserve. The Company’s estimates of indirect losses from residual market assessments are based on a variety of factors including, but not limited to, actual or estimated assessments provided by or received from the assessing entity, insurance industry estimates of losses, and estimates of the Company’s market share in the assessable states. Actual assessments may differ materially from these estimated amounts.

NOTE 21. OTHER REINSURANCE

In addition to the reinsurance programs described in Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements, Unitrin’s insurance subsidiaries utilize other reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and to minimize exposures on larger risks. The ceding of insurance does not discharge the primary liability of the original insurer. Accordingly, insurance reserve liabilities are reported gross of any estimated recovery from reinsurers in the Consolidated Balance Sheets. Amounts recoverable from reinsurers are estimated in a manner consistent with the insurance reserve liability and are included in Other Receivables in the Consolidated Balance Sheets.

Earned Premiums assumed and ceded on long-duration policies were not material for the years ended December 31, 2008, 2007 and 2006. Earned Premiums ceded on short-duration policies were not material for the years ended December 31, 2008, 2007 and 2006. Certain insurance subsidiaries assume business from other

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 21. OTHER REINSURANCE (Continued)

insurance companies and involuntary pools. Earned Premiums assumed on short-duration policies for the years ended December 31, 2008, 2007 and 2006 were:

DOLLARS IN MILLIONS	2008	2007	2006
Earned Premiums Assumed From:
Capitol	$50.9	$53.3	$56.2
ORCC	10.6	10.8	11.3
Milwaukee Insurance Company	–	0.6	3.0
Other	5.4	2.5	2.3

Total Earned Premiums Assumed	$66.9	$67.2	$72.8

Effective January 1, 2007, Trinity, a subsidiary of Unitrin, and Milwaukee Insurance Company (“MIC”) entered into a new quota share reinsurance agreement whereby Trinity assumes 100% of policy liabilities occurring on MIC’s direct book of business on or after January 1, 2007, which business was administered by the Unitrin Business Insurance unit and the Kemper segment. Prior to January 1, 2007, Trinity and MIC were parties to a quota share reinsurance agreement whereby Trinity assumed 95% of the business written by MIC (administered by the Unitrin Business Insurance unit and the Kemper segment) and 95% of the business that MIC assumed from First NonProfit Insurance Company (“FNP”). The new quota share reinsurance agreement amended the 95% quota share reinsurance agreement so that policy liabilities occurring on MIC’s in-force direct book of business prior to January 1, 2007 remain ceded under the 95% agreement, as do FNP policy liabilities incurred prior to January 1, 2007. In connection with the new quota share reinsurance agreement, Trinity transferred to MIC the unearned premium reserves maintained by Trinity related to the FNP business, net of a ceding commission. MIC was owned by Mutual Insurers Holding Company (“MIHC”), which in turn was owned by MIC’s policyholders. Similarly, FNP was owned by First NonProfit Mutual Holding Company (“FNMHC”), which was owned by FNP’s policyholders. In November 2007, MIHC and FNMHC merged, and, accordingly, MIC and FNP became subsidiaries of the merged company. In the past, certain employees of the Company and its subsidiaries have been members of the boards of directors of one or more of MIC, MIHC, FNP and FHMHC. Effective in November 2007 and prior to the merger, the last remaining representatives of the Company resigned such board memberships. Accordingly, the only relationship that currently exists among the Company and/or its employees and these companies is the relationship of Trinity as a reinsurer of certain business pursuant to the above mentioned quota reinsurance agreement between Trinity and MIC.

Trinity and Capitol are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by Capitol. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Five employees of the Company serve as directors of Capitol’s five member board of directors. Nine employees of the Company also serve as directors of Capitol’s wholly owned subsidiary’s, ORCC, nine member board of directors. Trinity and ORCC are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by ORCC. Reliable, a subsidiary of Unitrin, provides certain administrative services to Capitol and ORCC. In addition, agents appointed by Reliable and employed by Unitrin’s subsidiary, United Insurance, are also appointed by Capitol and ORCC to sell property insurance products. United Insurance also provides claims administration services to ORCC. The Company also provides certain investment services to Capitol and ORCC.

NOTE 22. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which, among other matters, requires enhanced disclosures about assets and liabilities that are measured and reported at fair value on a recurring basis. The Company classifies its Investments in Fixed Maturities, Investments in Northrop Common Stock and Investments in Other Equity Securities as available for sale and reports these investments at fair value.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. In accordance with SFAS No. 157, the Company is not permitted to adjust quoted market prices in an active market, even if the Company owns a large investment, the sale of which could reasonably impact the quoted price.

The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2008 is summarized below:

		Fair Value Measurements
DOLLARS IN MILLIONS	Fair Value Dec. 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities:
Fixed Maturities	$4,135.9	$254.0	$3,677.1	$204.8
Northrop Common Stock	40.3	40.3	–	–
Other Equity Securities	181.5	7.5	114.6	59.4

Total Available for Sale Securities	4,357.7	301.8	3,791.7	264.2
Trading Securities:
Other Investments:	3.8	3.8	–	–

Total	$4,361.5	$305.6	$3,791.7	$264.2

The Company’s investments in available for sale securities reported as Fixed Maturities and classified as Level 1 in the above table primarily consist of U.S. Treasury Bonds and Notes. The Company’s investments in available for sale securities reported as Other Equity Securities and classified as Level 1 in the above table primarily

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)

consist of investments in publicly-traded common stocks. The Company’s investments in available for sale securities reported as Fixed Maturities and classified as Level 2 in the above table primarily consist of investments in corporate bonds and redeemable preferred stocks, state and municipal bonds, and bonds and mortgage-backed securities of U.S. government agencies. The Company’s investments in available for sale securities reported as Other Equity Securities and classified as Level 2 in the above table primarily consist of investments in preferred stocks. The Company uses a leading, nationally recognized provider of market data and analytics to price the vast majority of the Company’s Level 2 measurements. The provider utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed maturity securities do not trade on a daily basis, the provider’s evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to prepare evaluations. In addition, the provider uses model processes to develop prepayment and interest rate scenarios. The pricing provider’s models and processes also take into account market convention. For each asset class, teams of its evaluators gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models. The Company generally validates the measurements obtained from its primary pricing provider by comparing them with measurements obtained from one additional pricing provider that provides either prices from recent market transactions or quotes in inactive markets or evaluations based on its own proprietary models. The Company investigates significant differences related to the values provided. On completion of its investigation, management exercises judgment to determine the price selected and whether adjustments, if any, to the price obtained from the Company’s primary pricing provider would warrant classification of the price as Level 3. In instances where a measurement cannot be obtained from either pricing provider, the Company generally will evaluate bid prices from one or more binding quotes obtained from market makers to value investments in inactive markets and classified by the Company as Level 2. The Company generally classifies securities when it receives non-binding quotes or indications as Level 3 securities unless the Company can validate the quote or indication against recent transactions in the market. For securities classified as Level 3, the Company either uses valuations provided by third party fund managers, third party appraisers or the Company’s own internal valuations. These valuations typically employ valuation techniques including earning multiples based on comparable public securities, industry specific non-earnings based multiples, and discounted cash flow models. Valuations classified as Level 3 by the Company generally consist of investments in various private placement securities of non-rated entities. In rare cases, if the private placement security has only been outstanding for a short amount of time, the Company, after considering the initial assumptions used in acquiring an investment, will rely on the original purchase price as representative of the fair value.

Additional information pertaining to the Company’s investments in Fixed Maturities and Other Equity Securities classified as Level 3 at December 31, 2008 is presented below:

DOLLARS IN MILLIONS	Fair Value Dec. 31, 2008
Fixed Maturities
Corporate Bonds and Notes Due at a Single Maturity Date	$134.2
Redeemable Preferred Stocks	70.6

Total Fixed Maturities Classified as Level 3	204.8

Other Equity Securities:
Common Stocks	10.4
Preferred Stocks	4.9
Other Equity Interests	44.1

Total Other Equity Securities Classified as Level 3	59.4

Total Investments Classified as Level 3	$264.2

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)

Additional information pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2008 is presented below:

DOLLARS IN MILLIONS	Year Ended December 31, 2008
Balance at Beginning of Period	$218.9
Total Gains (Losses):
Included in Statement of Operations	(53.4)
Included in Other Comprehensive Income (Loss)	(29.3)
Purchases, Sales and Settlements, Net	126.5
Transfers in and/or out of Level 3	1.5

Balance at December 31, 2008	$264.2

Included in the Statement of Operations for the year ended December 31, 2008 for investments classified as Level 3 is a net realized loss of $31.3 million related to the write down of subordinated fixed maturity obligations of a single issuer subsequent to a capital restructuring, net of a gain realized $2.2 million from the partial disposition of a subordinated fixed maturity obligation from the capital restructuring of the same issuer which the Company had previously written down due to an other than temporary decline in fair value. Losses Included in Statement of Operations for the year ended December 31, 2008 include a realized loss of $18.8 million to write down a subordinated fixed maturity obligation of a single issuer due to a capital restructuring. Other Comprehensive Income (Loss) for investments classified as Level 3 include an unrealized loss of $13.6 million for the year ended December 31, 2008 related to an overall decline in the fair value of the Company’s investments in fifteen limited liability investment companies and limited partnerships in which the Company’s ownership is considered minor and are therefore not accounted for under the equity method of accounting. Other Comprehensive Income (Loss) for investments classified as Level 3 includes an unrealized loss of $4.5 million for the year ended December 31, 2008 related to a decline in the fair value of two redeemable, auction rate preferred stocks of a single issuer. The Company attributes the unrealized loss related to these preferred stocks to liquidity issues in the market for auction rate preferred stocks, rather than credit issues related to the issuer of the securities. Accordingly, the Company expects to fully recover its investment on or before the date that the securities mature.

NOTE 23. CONTINGENCIES

In the ordinary course of their businesses, Unitrin and its subsidiaries are involved in a number of legal proceedings including lawsuits and regulatory examinations and inquiries. Some of these proceedings include matters particular to the Company or one or more of its subsidiaries, while others pertain to business practices in the industries in which Unitrin or its subsidiaries operate. Some lawsuits seek class action status that, if granted, could expose Unitrin or its subsidiaries to potentially significant liability by virtue of the size of the putative classes. These matters can raise complicated issues and may be subject to many uncertainties, including but not limited to: (i) the underlying facts of the matter; (ii) unsettled questions of law; (iii) issues unique to the jurisdiction where the matter is pending; (iv) damage claims, including claims for punitive damages, that are disproportionate to the actual economic loss incurred; and (v) the legal, regulatory and political environment faced by large corporations generally and the insurance and banking sectors specifically. Accordingly, the outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular points in time are in most cases difficult or impossible to ascertain.

During the course of 2008, Unitrin and certain of its subsidiaries, like many property and casualty insurers, were forced to defend numerous individual lawsuits, mass actions and statewide putative class actions in Louisiana and Texas arising out of Hurricanes Katrina and Rita. In these matters, the plaintiffs seek compensatory and

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 23. CONTINGENCIES (Continued)

punitive damages, and equitable relief. The Company and its relevant subsidiaries believe they have meritorious defenses to these proceedings and are defending them vigorously.

Fireside Bank is defending two class action lawsuits in California state courts alleging that its post-repossession notices to defaulting borrowers failed to comply with certain aspects of California law. The plaintiffs seek: (i) compensatory damages, including a refund of deficiency balances collected from customers who received the allegedly defective notices; (ii) punitive damages; and (iii) equitable relief. Statewide classes have been certified in these matters and Fireside Bank successfully moved to have the two cases treated on a coordinated basis. Fireside Bank is contesting the allegations that its post-repossession notices were deficient and believes it has meritorious defenses to these lawsuits.

The Company believes that resolution of its pending legal proceedings will not have a material adverse effect on the Company’s financial position. However, given the unpredictability of the legal environment, there can be no assurance that one or more of these matters will not produce a loss which could have a material adverse effect on the Company’s financial results for any given period.

The legal and regulatory environment within which Unitrin and its subsidiaries conduct their business is often unpredictable. Industry practices that were considered legally-compliant and reasonable for years may suddenly be deemed unacceptable by virtue of an unexpected court or regulatory ruling. Anticipating such shifts in the law and the impact they may have on the Company and its operations is a difficult task and there can be no assurances that the Company will not encounter such shifts in the future.

NOTE 24. RELATED PARTIES

One of Unitrin’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. Certain of Unitrin’s insurance company subsidiaries and FS&C were parties to agreements under which FS&C provided investment management services to these subsidiaries. Under these investment advisory arrangements, FS&C was entitled to a fee calculated and payable quarterly based upon the fair market value of the assets under management. During 2008, FS&C sold all of the investments it managed for Unitrin’s insurance company subsidiaries. Accordingly, Unitrin’s insurance company subsidiaries had no investments managed by FS&C at December 31, 2008. Unitrin’s insurance company subsidiaries had $226.2 million and $208.2 million in assets invested with FS&C for investment management at December 31, 2007 and 2006, respectively. Unitrin’s insurance company subsidiaries paid, in the aggregate, $0.5 million per year to FS&C for the years ended 2008, 2007 and 2006.

In addition, FS&C continues to provide investment management services with respect to certain funds of the Company’s pension plans. The Company’s pension plans had $68.5 million, $99.6 million and $92.4 million, respectively, in assets with FS&C for investment management at December 31, 2008, 2007 and 2006, respectively. The Company’s pension plans paid, in the aggregate, $0.2 million per year to FS&C for the years ended 2008, 2007 and 2006.

With respect to the Company’s 401(k) Savings Plan, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services rendered to the Dreyfus Appreciation Fund. Participants in the Company’s 401(k) Savings Plan had allocated $14.7 million, $25.3 million and $27.0 million for investment in the Dreyfus Appreciation Fund at December 31, 2008, 2007

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 24. RELATED PARTIES (Continued)

and 2006, respectively, representing 7%, 9% and 10% of the total amount invested in the Company’s 401(k) Savings Plan at December 31, 2008, 2007 and 2006, respectively.

Unitrin’s Life and Health Insurance segment paid $0.5 million and $0.3 million to Intermec for the years ended December 31, 2008 and 2007, respectively for the maintenance of hand held computers previously purchased from Intermec.

The Company believes that the transactions described above have been entered into on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

On October 3, 2008, Eric J. Draut, Unitrin’s Chief Financial Officer and a member of Unitrin’s Board of Directors, was elected a director of Intermec.

As described in Note 21, “Other Reinsurance,” to the Consolidated Financial Statements, the Company also has certain relationships with mutual insurance holding companies which are owned by the policy-holders of their insurance subsidiaries.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 25. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	THREE MONTHS ENDED (UNAUDITED)				YEAR ENDED
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	MARCH 31, 2008	JUNE 30, 2008	SEPT. 30, 2008	DEC. 31, 2008	DEC. 31, 2008
Revenues:
Earned Premiums	$575.9	$596.3	$599.5	$604.9	$2,376.6
Automobile Finance Revenues	63.4	62.1	60.1	56.7	242.3
Net Investment Income	45.9	81.4	63.7	21.9	212.9
Other Income	0.5	0.9	1.2	1.5	4.1
Net Realized Investment Gains (Losses)	6.2	5.0	(44.6)	(60.3)	(93.7)

Total Revenues	691.9	745.7	679.9	624.7	2,742.2

Expenses:
Policyholders’ Benefits and Incurred
Losses and Loss Adjustment Expenses	410.7	448.2	494.3	412.0	1,765.2
Insurance Expenses	172.3	182.8	190.8	190.6	736.5
Automobile Finance Expenses	53.9	69.6	47.8	32.8	204.1
Interest Expense on Certificates of Deposit	15.7	15.0	14.2	13.8	58.7
Goodwill	–	–	–	9.2	9.2
Interest and Other Expenses	16.7	15.0	14.6	12.2	58.5

Total Expenses	669.3	730.6	761.7	670.6	2,832.2

Income (Loss) from Continuing Operations before Income Taxes and Equity in Net Income of Investee	22.6	15.1	(81.8)	(45.9)	(90.0)
Income Tax Benefit (Expense)	(4.1)	0.8	31.2	18.3	46.2

Income (Loss) from Continuing Operations before Equity in Net Income of Investee	18.5	15.9	(50.6)	(27.6)	(43.8)
Equity in Net Income of Investee	2.2	1.1	1.0	1.5	5.8

Income (Loss) from Continuing Operations	20.7	17.0	(49.6)	(26.1)	(38.0)

Discontinued Operations:
Income (Loss) from Discontinued Operations Before Income Taxes	(10.2)	(1.6)	6.7	23.3	18.2
Income Tax Benefit (Expense)	4.7	(4.4)	(2.3)	(7.8)	(9.8)

Income (Loss) from Discontinued Operations	(5.5)	(6.0)	4.4	15.5	8.4

Net Income (Loss)	$15.2	$11.0	$(45.2)	$(10.6)	$(29.6)

Income (Loss) Per Share from Continuing Operations (a)	$0.33	$0.27	$(0.79)	$(0.42)	$(0.60)
Income (Loss) Per Share from Discontinued Operations (a)	(0.09)	(0.09)	0.07	0.25	0.13

Net Income (Loss) Per Share (a)	$0.24	$0.18	$(0.72)	$(0.17)	$(0.47)

Income (Loss) Per Share from Continuing Operations
Assuming Dilution (a)	$0.33	$0.27	$(0.79)	$(0.42)	$(0.60)
Income (Loss) Per Share from Discontinued Operations
Assuming Dilution	(0.09)	(0.09)	0.07	0.25	0.13

Net Income (Loss) Per Share Assuming Dilution (a)	$0.24	$0.18	$(0.72)	$(0.17)	$(0.47)

(a)	The sum of quarterly per share amounts does not equal per share amounts for the year due to differences in weighted-average shares and/or equivalent shares outstanding for each of the periods presented.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 25. QUARTERLY FINANCIAL INFORMATION (Unaudited) (Continued)

	THREE MONTHS ENDED (UNAUDITED)				YEAR ENDED
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	MARCH 31, 2007	JUNE 30, 2007	SEPT. 30, 2007	DEC. 31, 2007	DEC. 31, 2007
Revenues:
Earned Premiums	$562.5	$570.2	$579.9	$574.3	$2,286.9
Automobile Finance Revenues	63.0	64.9	66.5	65.8	260.2
Net Investment Income	74.7	80.4	77.0	57.8	289.9
Other Income	1.0	1.2	0.5	0.8	3.5
Net Realized Investment Gains	22.5	17.0	12.5	10.5	62.5

Total Revenues	723.7	733.7	736.4	709.2	2,903.0

Expenses:
Policyholders’ Benefits and Incurred
Losses and Loss Adjustment Expenses	387.2	397.2	383.6	404.3	1,572.3
Insurance Expenses	171.6	174.2	179.6	180.4	705.8
Automobile Finance Expenses	42.1	43.7	61.5	125.2	272.5
Interest Expense on Certificates of Deposit	13.6	14.2	15.2	15.7	58.7
Interest and Other Expenses	16.1	20.0	16.1	14.7	66.9

Total Expenses	630.6	649.3	656.0	740.3	2,676.2

Income (Loss) from Continuing Operations before Income Taxes and Equity in Net Income (Loss) of Investee	93.1	84.4	80.4	(31.1)	226.8
Income Tax Benefit (Expense)	(28.6)	(25.0)	(23.1)	26.8	(49.9)

Income (Loss) from Continuing Operations before Equity in Net Income (Loss) of Investee	64.5	59.4	57.3	(4.3)	176.9
Equity in Net Income (Loss) of Investee	0.4	(0.6)	0.9	0.5	1.2

Income (Loss) from Continuing Operations	64.9	58.8	58.2	(3.8)	178.1

Discontinued Operations:
Income from Discontinued Operations Before Income Taxes	5.2	3.8	8.9	16.9	34.8
Income Tax Benefit (Expense)	(0.6)	(0.2)	(2.1)	(4.6)	(7.5)

Income from Discontinued Operations	4.6	3.6	6.8	12.3	27.3

Net Income	$69.5	$62.4	$65.0	$8.5	$205.4

Income (Loss) Per Share from Continuing Operations (a)	$0.97	$0.89	$0.89	$(0.06)	$2.71
Income Per Share from Discontinued Operations (a)	0.07	0.06	0.11	0.19	0.42

Net Income Per Share (a)	$1.04	$0.95	$1.00	$0.13	$3.13

Income (Loss) Per Share from Continuing Operations
Assuming Dilution (a)	$0.96	$0.89	$0.89	$(0.06)	$2.70
Income Per Share from Discontinued Operations
Assuming Dilution	0.07	0.05	0.11	0.19	0.42

Net Income Per Share Assuming Dilution (a)	$1.03	$0.94	$1.00	$0.13	$3.12

(a)	The sum of quarterly per share amounts does not equal per share amounts for the year due to differences in weighted-average shares and equivalent shares outstanding for each of the periods presented.

Report of Independent Registered Public Accounting Firm

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF UNITRIN, INC.

We have audited the accompanying consolidated balance sheets of Unitrin, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unitrin, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for certain investments reported under the equity method of accounting in 2008.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 4, 2009

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2008.

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

February 4, 2009

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

The information required by this Item is incorporated herein by reference to the sections captioned “Election of Directors,” “Unitrin Executive Officers,” “Ownership of Unitrin Common Stock” and “Corporate Governance” in the Proxy Statement for the 2009 Annual Meeting of Shareholders of Unitrin. Unitrin plans to file such proxy statement within 120 days after December 31, 2008, the end of Unitrin’s fiscal year.

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

The information required by this Item is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement for the 2009 Annual Meeting of Shareholders of Unitrin. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the table below and incorporated herein by reference to the section captioned “Ownership of Unitrin Common Stock” in the Proxy Statement for the 2009 Annual Meeting of Shareholders of Unitrin.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs (1)
Equity Compensation Plans Approved by Security Holders	5,125,249	46.17	1,475,468
Equity Compensation Plans Not Approved by Security Holders	–	–	–

Total	5,125,249	46.17	1,475,468

(1)	In addition to shares available for issuance under the Company’s four stock option plans, this number includes 730,139 shares of restricted stock available for issuance under the Company’s 2005 Restricted Stock and Restricted Stock Unit Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated herein by reference to the sections captioned “Related Person Transactions” and “Director Independence” in the Proxy Statement for the 2009 Annual Meeting of Shareholders of Unitrin.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the section captioned “Independent Registered Public Accountant” in the Proxy Statement for the 2009 Annual Meeting of Shareholders of Unitrin.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report

1.	Financial Statements. The consolidated balance sheets of Unitrin and subsidiaries as of December 31, 2008 and 2007, and the consolidated statements of operations, cash flows and shareholders’ equity and comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006, together with the notes thereto and the report of Deloitte & Touche LLP thereon appearing in Item 8 are included in this 2008 Annual Report on Form 10-K.

2.	Financial Statement Schedules. The following five financial statement schedules are included on the pages immediately following the signature pages hereof. Schedules not listed here have been omitted because they are not applicable or not material or the required information is included in the Consolidated Financial Statements.

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

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.1 through 10.17 relate to compensatory plans incorporated by reference as exhibits hereto pursuant to Item 15(b) of Form 10-K.

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s 2007 Annual Report on Form 10-K filed February 4, 2008).

3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 4, 2008.)

4.1	Rights Agreement between Unitrin, Inc. and Computershare Trust Company, N.A. as successor Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, dated as of August 4, 2004 and amended May 4, 2006 and October 9, 2006 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2004, Exhibits 4.1 and 4.2 to the Company’s Registration Statement on Form 8-A/A dated May 4, 2006 and Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A dated October 10, 2006.)

4.2	Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.3	Officer’s Certificate, including form of Senior Note with respect to the Company’s 6.00% Senior Notes due May 15, 2017 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2008.)

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated effective May 3, 2000 (Incorporated herein by reference to Exhibit 10.1 to the Company’s 2006 Annual Report on Form 10-K filed February 2, 2007.)

10.2	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated effective February 3, 2009.

10.3	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated effective February 6, 2006 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.4	Unitrin, Inc. 2002 Stock Option Plan, as amended and restated effective February 3, 2009.

10.5	2005 Restricted Stock and Restricted Stock Unit Plan, as amended and restated effective February 3, 2009.

10.6	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.7	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 3, 2009.

10.8	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.9	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.10	Form of Stock Option Agreement under the Unitrin, Inc. 2002 Stock Option Plan, as of February 3, 2009.

10.11	Form of Time-Vested Restricted Stock Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 3, 2009.

10.12	Unitrin, Inc. Pension Equalization Plan, as amended and restated effective January 1, 2009.

10.13	Unitrin, Inc. Defined Contribution Supplemental Retirement Plan, effective January 1, 2008.

10.14	Unitrin, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009.

10.15	Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed December 31, 2008), with the following executive officers:

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

10.16	Unitrin, Inc. Severance Plan, as amended and restated effective January 1, 2009.

10.17	Unitrin, Inc. Incentive Bonus Plan, dated February 3, 2004 (Incorporated herein by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2004, in connection with the Company’s 2004 Annual Meeting of Shareholders.)

10.18	Credit Agreement, dated as of June 24, 2005, by and among Unitrin, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent, letter of credit issuer and swing line lender, Wells Fargo Bank, National Association, individually and as syndication agent, and Wachovia Bank, N.A., individually and as documentation agent (Incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed June 27, 2005.)

12	Ratios of Earnings to Fixed Charges

13	Shareholders’ Letter (forms a part of MD&A)

21	Subsidiaries of Unitrin, Inc.

23	Consent of Deloitte & Touche LLP

24	Power of Attorney (included on the signature page hereof)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

(b)	Exhibits. Included in Item 15(a)3 above

(c)	Financial Statement Schedules. Included in Item 15(a)2 above

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints each of Donald G. Southwell, President and Chief Executive Officer, Eric J. Draut, Executive Vice President and Chief Financial Officer, and Scott Renwick, Senior Vice President, General Counsel and Secretary, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the SEC, any and all amendments to this 2008 Annual Report on Form 10-K of Unitrin, Inc., together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Unitrin, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the SEC in respect thereof, which amendments may make such other changes in the 2008 Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Unitrin, Inc. has duly caused this 2008 Annual Report on Form 10-K for the fiscal year ended December 31, 2008 to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2009.

UNITRIN, INC. (Registrant)

By:	/S/ DONALD G. SOUTHWELL
Donald G. Southwell
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Unitrin, Inc. in the capacities indicated on February 4, 2009.

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

SCHEDULE I

UNITRIN, INC. AND SUBSIDIARIES

INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2008

(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$934.6	$979.1	$979.1
States, Municipalities and Political Subdivisions	1,295.6	1,308.5	1,308.5
Corporate Securities:
Other Bonds and Notes	1,765.0	1,682.5	1,682.5
Redeemable Preferred Stocks	179.2	165.8	165.8

Total Investments in Fixed Maturities	4,174.4	4,135.9	4,135.9

Northrop Common Stock	38.6	40.3	40.3
Other Equity Securities:
Preferred Stocks	150.1	119.9	119.9
Common Stocks	15.8	17.5	17.5
Other Equity Interests	50.9	44.1	44.1

Total Investments in Other Equity Securities	216.8	181.5	181.5

Investee (A):
Intermec	102.2	168.1	102.2

Loans, Real Estate and Other Investments	714.9	XXX.X	714.9
Short-term Investments	548.6	XXX.X	548.6

Total Investments	$5,795.5		$5,723.4

(A)—Amortized Cost = Cost Plus Cumulative Undistributed Earnings.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHI-1

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY BALANCE SHEETS

December 31, 2008 and 2007

(Dollars in Millions)

	December 31, 2008	December 31, 2007
ASSETS
Investments in Subsidiaries	$2,382.4	$2,633.0
Northrop Preferred Stock at Fair Value (Cost: 2007 – $186.9)	–	258.5
Northrop Common Stock at Fair Value (Cost: 2007 – $69.3)	–	83.3
Notes Receivable from Subsidiary, 10.00% Due 2010	20.0	20.0
Other Equity Securities at Fair Value (Cost: 2008 – $4.0; 2007 – $5.9)	4.2	6.7
Short-term Investments	9.9	65.9
Cash	9.2	1.7
Other Receivables	3.1	8.4
Deferred Income Taxes	58.0	–
Other Assets	0.1	0.5

Total Assets	$2,486.9	$3,078.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior Notes Payable, 6.00% due 2017 (Fair Value: 2008 – $250.8 ;2007 – $344.3)	$355.5	$355.0
Senior Notes Payable, 4.875% due 2010 (Fair Value: 2008 – $177.2; 2007 – $200.0)	199.4	199.1
Liabilities for Income Taxes	143.0	174.2
Liabilities for Benefit Plans	135.9	53.8
Accrued Expenses and Other Liabilities	4.5	4.9

Total Liabilities	838.3	787.0

Shareholders’ Equity:
Common Stock	6.2	6.4
Additional Paid-in Capital	764.7	781.3
Retained Earnings	985.8	1,178.5
Accumulated Other Comprehensive Income (Loss)	(108.1)	324.8

Total Shareholders’ Equity	1,648.6	2,291.0

Total Liabilities and Shareholders’ Equity	$2,486.9	$3,078.0

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-1

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in Millions)

	Years Ended December 31,
	2008	2007	2006
Net Investment Income	$8.0	$26.1	$14.6
Net Realized Investment Gains (Losses)	(12.9)	22.6	2.2

Total Revenues	(4.9)	48.7	16.8

Interest Expense	33.5	33.5	28.5
Other Operating (Income) Expenses	(4.8)	(1.9)	0.4

Total Operating Expenses	28.7	31.6	28.9

Income (Loss) before Income Taxes and Equity in Net Income (Loss) of Subsidiaries	(33.6)	17.1	(12.1)
Income Tax Benefit (Expense)	13.0	(0.3)	7.0

Income (Loss) before Equity in Net Income (Loss) of Subsidiaries	(20.6)	16.8	(5.1)
Equity in Net Income (Loss) of Subsidiaries	(9.0)	188.6	292.1

Net Income (Loss)	$(29.6)	$205.4	$287.0

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-2

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in Millions)

	Years Ended December 31,
	2008	2007	2006
Operating Activities:
Net Income (Loss)	$(29.6)	$205.4	$287.0
Adjustment Required to Reconcile Net Income to Net Cash Provided by Operations:
Equity in Net (Income) Loss of Subsidiaries	9.0	(188.6)	(292.1)
Cash Dividends from Subsidiaries	84.2	157.6	221.8
Net Realized Investment (Gains) Losses	12.9	(22.6)	(2.2)
Other, Net	(15.4)	15.6	13.0

Net Cash Provided by Operating Activities	61.1	167.4	227.5

Investing Activities:
Capital Contributed to Subsidiaries	(125.0)	(52.0)	–
Sale of Subsidiary	–	4.0	–
Acquisition of Business, Net of Cash Acquired	(95.4)	–	–
Sales of Common Stocks to Unaffiliates	296.4	105.6	12.7
Change in Short-term Investments	56.0	(25.9)	(39.0)

Net Cash Provided (Used) by Investing Activities	132.0	31.7	(26.3)

Financing Activities:
Notes Payable Proceeds:
Senior Notes Payable Issued	–	354.8	–
Revolving Credit Agreement	232.0	–	40.0
Notes Payable Payments:
Senior Notes Payable Repaid	–	(300.0)	–
Revolving Credit Agreement	(232.0)	–	(40.0)
Cash Dividends Paid	(118.4)	(119.9)	(119.8)
Common Stock Repurchases	(69.0)	(139.5)	(89.9)
Exercise of Stock Options	1.6	5.1	6.8
Excess Tax Benefits on Share Based Awards	0.2	1.3	2.3

Net Cash Used by Financing Activities	(185.6)	(198.2)	(200.6)

Increase in Cash	7.5	0.9	0.6
Cash, Beginning of Year	1.7	0.8	0.2

Cash, End of Year	$9.2	$1.7	$0.8

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-3

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in Millions)

	Years Ended December 31,
	2008	2007	2006
Net Income (Loss)	$(29.6)	$205.4	$287.0
Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Year:
Securities Held by Subsidiaries	(584.9)	85.9	72.3
Securities Held by Parent	(97.1)	35.5	21.5
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	77.6	(34.1)	(23.7)
Securities Held by Parent	10.8	(18.1)	(1.8)

Unrealized Holding Gains (Losses)	(593.6)	69.2	68.3

Unrecognized Postretirement Benefit Costs Arising During the Year	(73.4)	(5.0)	–
Amortization of Unrecognized Postretirement Benefit Costs	(2.3)	(2.0)	–

Net Unrecognized Postretirement Benefit Costs	(75.7)	(7.0)	–

Foreign Currency Translation Adjustments	(2.0)	–	–
Equity in Other Comprehensive Income (Loss) of Subsidiary	2.5	1.2	(2.1)

Other Comprehensive Income (Loss) before Income Taxes	(668.8)	63.4	66.2

Income Tax Benefit (Expense):
Unrealized Holding Gains (Losses) Arising During the Year:
Securities Held by Subsidiaries	205.9	(30.8)	(25.4)
Securities Held by Parent	34.0	(12.4)	(7.5)
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	(27.1)	12.0	8.5
Securities Held by Parent	(3.8)	6.3	0.6

Unrealized Holding Gains (Losses)	209.0	(24.9)	(23.8)

Unrecognized Postretirement Benefit Costs Arising During the Year	26.5	1.4	–
Amortization of Unrecognized Postretirement Benefit Costs	0.6	0.6	–

Net Unrecognized Postretirement Benefit Costs	27.1	2.0	–

Foreign Currency Translation Adjustments	0.7	–	–
Equity in Other Comprehensive Income (Loss) of Subsidiary	(0.9)	(0.4)	0.7

Income Tax Benefit (Expense)	235.9	(23.3)	(23.1)

Other Comprehensive Income (Loss)	(432.9)	40.1	43.1

Total Comprehensive Income (Loss)	$(462.5)	$245.5	$330.1

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-4

SCHEDULE III

UNITRIN, INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in Millions)

	Year Ended December 31,								December 31,
	Premiums	Premiums Written		Other Income	Net Investment Income	Insurance Claims and Policy- holders’ Benefits	Amortization Of Deferred Policy Acquisition Costs	Other Insurance Expenses	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
2008
Kemper	$930.7		$946.8	$0.5	$19.1	$673.8	$166.7	$102.2	$79.5	$476.1	$455.8
Unitrin Specialty	494.0		523.4	0.2	8.6	397.0	65.1	30.5	24.6	293.1	174.1
Unitrin Direct	290.5		286.7	0.4	4.6	246.7	7.5	93.8	15.6	163.1	70.1
Life and Health (1)	661.4		N/A	1.1	162.1	447.7	72.2	225.4	369.5	2,995.7	29.9
Other	–		N/A	1.9	18.5	–	–	(26.9)	–	313.3	3.6

Total	$2,376.6	$	N/A	$4.1	$212.9	$1,765.2	$311.5	$425.0	$489.2	$4,241.3	$733.5

2007
Kemper	$926.3		$935.0	$0.5	$44.0	$618.1	$163.5	$101.0	$76.6	$502.4	$439.7
Unitrin Specialty	449.3		445.4	0.1	19.2	340.9	56.6	35.8	18.5	278.6	144.7
Unitrin Direct	257.6		247.6	0.4	8.9	219.3	11.0	77.8	16.3	142.6	74.1
Life and Health (1)	653.7		N/A	1.2	181.0	394.0	69.3	222.1	326.0	2,544.3	29.4
Other	–		N/A	1.3	36.8	–	–	(31.3)	–	388.0	34.3

Total	$2,286.9	$	N/A	$3.5	$289.9	$1,572.3	$300.4	$405.4	$437.4	$3,855.9	$722.2

2006
Kemper	$944.6		$955.0	$0.4	$50.4	$586.2	$165.4	$110.4
Unitrin Specialty	444.4		444.3	–	22.4	335.6	60.9	31.1
Unitrin Direct	225.9		182.5	0.4	9.3	182.3	10.4	52.7
Life and Health (1)	675.6		N/A	11.2	181.3	404.6	71.5	236.7
Other	–		N/A	2.4	22.6	–	–	(27.1)

Total	$2,290.5	$	N/A	$14.4	$286.0	$1,508.7	$308.2	$403.8

(1)	The Company’s Life and Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life and Health Insurance segment.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHIII-1

SCHEDULE IV

UNITRIN, INC.

REINSURANCE SCHEDULE

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2008:
Life Insurance in Force	$21,908.7	$847.4	$310.4	$21,371.7	1.5%

Premiums
Life Insurance	$398.3	$2.5	$2.7	$398.5	0.7%
Accident and Health Insurance	160.0	–	0.1	160.1	–
Property and Liability Insurance	1,800.6	46.6	64.0	1,818.0	3.5%

Total Premiums	$2,358.9	$49.1	66.8	$2,376.6	2.8%

Year Ended December 31, 2007:
Life Insurance in Force	$20,177.0	$642.7	$–	$19,534.3	–

Premiums
Life Insurance	$388.6	$0.8	$–	$387.8	–
Accident and Health Insurance	157.6	(0.3)	–	157.9	–
Property and Liability Insurance	1,716.2	42.2	67.2	1,741.2	3.9%

Total Premiums	$2,262.4	$42.7	67.2	$2,286.9	2.9%

Year Ended December 31, 2006:
Life Insurance in Force	$20,767.3	$687.4	$–	$20,079.9	–

Premiums
Life Insurance	$401.6	$0.9	$–	$400.7	–
Accident and Health Insurance	158.3	–	–	158.3	–
Property and Liability Insurance	1,692.7	34.1	72.9	1,731.5	4.2%

Total Premiums	$2,252.6	$35.0	$72.9	$2,290.5	3.2%

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHIV-1

SCHEDULE VI

UNITRIN, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

(Dollars in Millions)

Affiliation	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount	Unearned Premiums	Earned Premiums	Net Investment Income	Claim and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
							Current Year	Prior Years
Year Ended December 31, 2008:
(a) Consolidated property casualty entities	$122.2	$1,268.7	$–	$707.1	$1,818.1	$33.7	$1,456.0	$(49.6)	$248.7	$1,382.5	$1,859.7

(b) Unconsolidated property casualty entities	$–	$–	$–	$–	$70.8	$6.7	$62.0	$(29.7)	$13.1	$110.5	$(12.3)

Year Ended December 31, 2007:
(a) Consolidated property casualty entities	$112.1	$1,322.9	$–	$696.2	$1,741.2	$72.8	$1,290.6	$(55.4)	$240.7	$1,264.9	$1,735.6

(b) Unconsolidated property casualty entities	$15.0	$–	$–	$50.8	$171.5	$23.0	$117.3	$(45.7)	$29.9	$123.2	$161.5

Year Ended December 31, 2006:
(a) Consolidated property casualty entities					$1,731.5	$82.7	$1,221.3	$(65.8)	$249.0	$1,161.5	$1,698.2

(b) Unconsolidated property casualty entities					$188.2	$28.9	$134.6	$(25.8)	$34.4	$130.7	$189.6

Amounts reported in (b) above represent amounts for Unitrin Business Insurance which is reported as a discontinued operation in the Company’s financial statements. The Company has no 50%-or-less-owned property and casualty equity investees. Accordingly, amounts for category (c) are omitted from the table.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHVI-1