Form 10-Q
period 2009-03-31
UNITRIN INC
filed 2009-05-04
CIK 860748

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

62,439,528 shares of common stock, $0.10 par value, were outstanding as of April 30, 2009.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenues:
Earned Premiums	$612.5	$575.9
Automobile Finance Revenues	52.9	63.4
Net Investment Income	47.0	45.9
Other Income	0.4	0.5
Net Realized Investment Gains (Losses)	(24.2)	6.2

Total Revenues	688.6	691.9

Expenses:
Policyholders’ Benefits and Incurred
Losses and Loss Adjustment Expenses	439.4	410.7
Insurance Expenses	182.9	172.3
Automobile Finance Expenses	46.4	53.9
Interest Expense on Certificates of Deposits	12.6	15.7
Interest and Other Expenses	15.2	16.7

Total Expenses	696.5	669.3

Income (Loss) from Continuing Operations before Income Taxes and Equity in Net Income of Investee	(7.9)	22.6
Income Tax Benefit (Expense)	0.4	(4.1)

Income (Loss) from Continuing Operations before Equity in Net Income of Investee	(7.5)	18.5
Equity in Net Income of Investee	1.2	2.2

Income (Loss) from Continuing Operations	(6.3)	20.7

Discontinued Operations:
Income (Loss) from Discontinued Operations before Income Taxes	1.2	(10.2)
Income Tax Benefit (Expense)	(0.5)	4.7

Income (Loss) from Discontinued Operations	0.7	(5.5)

Net Income (Loss)	$(5.6)	$15.2

Basic Income (Loss) Per Share from Continuing Operations:
Restricted Common Stock	$—	$0.41

Unrestricted Common Stock	$(0.10)	$0.32

Basic Net Income (Loss) Per Share:
Restricted Common Stock	$0.01	$0.32

Unrestricted Common Stock	$(0.09)	$0.24

Diluted Income (Loss) Per Share from Continuing Operations:
Restricted Common Stock	$—	$0.41

Unrestricted Common Stock	$(0.10)	$0.32

Diluted Net Income (Loss) Per Share:
Restricted Common Stock	$0.01	$0.32

Unrestricted Common Stock	$(0.09)	$0.24

Dividends Paid Per Share	$0.470	$0.470

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2009 - $4,392.6; 2008 - $4,174.4)	$4,310.1	$4,135.9
Equity Securities at Fair Value (Cost: 2009 - $254.9; 2008 - $255.4)	196.9	221.8
Investee (Intermec) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2009 - $131.6; 2008 - $168.1)	95.2	102.2
Short-term Investments at Cost which Approximates Fair Value	535.7	548.6
Other	703.8	714.9

Total Investments	5,841.7	5,723.4

Cash	66.2	184.2
Automobile Loan Receivables at Cost (Fair Value: 2009 - $1,025.1; 2008 - $1,099.6)	1,011.6	1,078.6
Other Receivables	688.8	686.5
Deferred Policy Acquisition Costs	520.0	489.2
Goodwill	334.5	334.6
Current and Deferred Income Taxes	281.3	201.4
Other Assets	138.0	120.9

Total Assets	$8,882.1	$8,818.8

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$2,986.6	$2,972.6
Property and Casualty	1,314.0	1,268.7

Total Insurance Reserves	4,300.6	4,241.3

Certificates of Deposits at Cost (Fair Value: 2009 - $1,099.6; 2008 - $1,148.7)	1,054.4	1,110.8
Unearned Premiums	784.0	733.5
Liabilities for Income Taxes	25.5	68.2
Notes Payable at Amortized Cost (Fair Value: 2009 - $483.6; 2008 - $433.9)	665.9	560.8
Accrued Expenses and Other Liabilities	487.0	455.6

Total Liabilities	7,317.4	7,170.2

Shareholders’ Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 62,440,728 Shares Issued and Outstanding at March 31, 2009 and 62,314,503 Shares Issued and Outstanding at December 31, 2008	6.2	6.2
Paid-in Capital	766.0	764.7
Retained Earnings	950.8	985.8
Accumulated Other Comprehensive Loss	(158.3)	(108.1)

Total Shareholders’ Equity	1,564.7	1,648.6

Total Liabilities and Shareholders’ Equity	$8,882.1	$8,818.8

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Operating Activities:
Net Income (Loss)	$(5.6)	$15.2
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(3.4)	(5.4)
Equity in Net Income of Investee before Taxes	(1.9)	(3.4)
Equity in Losses of Limited Liability Investment Companies and Limited Partnerships	20.4	20.9
Distribution of Accumulated Earnings of Limited Liability Investment Companies and Limited Partnerships	—	0.8
Amortization of Investment Securities and Depreciation of Investment Real Estate	4.7	2.6
Provision for Loan Losses	20.0	27.2
Depreciation of Property and Equipment	4.6	5.3
Decrease (Increase) in Other Receivables	30.4	(19.7)
Increase (Decrease) in Insurance Reserves	(38.8)	10.9
Increase in Unearned Premiums	1.7	29.3
Change in Income Taxes	(46.3)	(25.5)
Increase (Decrease) in Accrued Expenses and Other Liabilities	4.2	(11.1)
Net Realized Investment (Gains) Losses	24.2	(6.2)
Other, Net	12.4	10.4

Net Cash Provided by Operating Activities	26.6	51.3

Investing Activities:
Sales and Maturities of Fixed Maturities	104.4	382.8
Purchases of Fixed Maturities	(203.7)	(330.1)
Sales of Equity Securities	13.9	61.2
Purchases of Equity Securities	(1.0)	(94.1)
Acquisition and Improvements of Investment Real Estate	(2.4)	(7.4)
Acquisitions of Limited Liability Investment Companies and Limited Partnerships	(6.9)	(49.4)
Acquisition of Business, Net of Cash Acquired	(190.0)	—
Change in Short-term Investments	84.2	51.0
Change in Automobile Loan Receivables	43.6	(14.6)
Change in Other Investments	(2.7)	(1.5)
Other, Net	(4.4)	(6.4)

Net Cash Used by Investing Activities	(165.0)	(8.5)

Financing Activities:
Change in Certificates of Deposits	(56.5)	(12.2)
Cash Dividends Paid	(29.3)	(30.2)
Note Payable Proceeds	130.0	—
Note Payable Payments	(25.0)	—
Common Stock Repurchases	—	(52.2)
Cash Exercise of Stock Options	—	0.4
Excess Tax Benefits from Share-based Awards	0.1	0.1
Other, Net	1.1	0.9

Net Cash Provided (Used) by Financing Activities	20.4	(93.2)

Decrease in Cash	(118.0)	(50.4)
Cash, Beginning of Year Including Cash Reported in Discontinued Operations	184.2	104.5

Cash, End of Period, Including Cash Reported in Discontinued Operations	66.2	54.1
Cash, End of Period, Reported in Discontinued Operations	—	(0.1)

Cash, End of Period	$66.2	$54.0

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and include the accounts of Unitrin, Inc. (“Unitrin”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and are unaudited. All significant intercompany accounts and transactions have been eliminated. Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is not required by the rules and regulations of the SEC and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2008 (the “2008 Annual Report”).

Discontinued Operations

The Company accounts for its former Unitrin Business Insurance operations as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (see Note 3, “Discontinued Operations,” to the Condensed Consolidated Financial Statements).

Accounting Changes

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. On January 1, 2009, the Company adopted SFAS No. 141(R). Accordingly, SFAS No. 141(R) was applied by the Company to the acquisition of Direct Response Corporation and its subsidiaries (“Direct Response”) (see Note 2, “Acquisition of Businesses,” to the Condensed Consolidated Financial Statements). In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS 141(R)-1 amends and clarifies SFAS No. 141(R) with respect to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company applied FSP SFAS 141(R)-1 to its acquisition of Direct Response.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation (continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require: that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. On January 1, 2009, the Company adopted SFAS No. 160. The Company does not have a noncontrolling interest in one or more subsidiaries. Accordingly, the initial application of SFAS No. 160 had no impact on the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements with enhanced understanding of: how and why an entity uses derivative securities; how derivatives and hedges are being accounted for under SFAS No. 133; and how derivatives and hedges affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. On January 1, 2009, the Company adopted SFAS No. 161. The initial application of SFAS No. 161 had no impact on the Company.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, the Company adopted FSP SFAS 142-3. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, the Company initially applied FSP SFAS 142-3 to intangible assets acquired on or after January 1, 2009. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts (“GIC’s”), including the recognition and measurement of premium revenue and claim liabilities and requires expanded disclosures about GIC’s. SFAS No. 163 does not apply to a GIC that is accounted for as a derivative instrument within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Except for certain disclosure requirements regarding insurance

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation (continued)

enterprise risk-management activities, SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years. On January 1, 2009, the Company adopted SFAS No. 163. The Company does not issue GIC’s. Accordingly, the initial application of SFAS No. 163 had no impact on the Company.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 concluded that all outstanding share-based payment awards that contain a right to receive non-forfeitable dividends participate in the undistributed earnings with common shareholders, and therefore, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share, pursuant to SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Upon adoption, all prior-period earnings per share data presented must be adjusted retrospectively to conform to FSP EITF 03-6-1. On January 1, 2009, the Company adopted FSP EITF 03-6-1. Basic Net Income per Share from Continuing Operations decreased by less than $0.01 per common share on an annual basis on the initial and retrospective application of FSP EITF 03-6-1 to prior periods.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and must be applied prospectively. The Company adopted FSP EITF 99-20-1 on January 1, 2009. The initial application of FSP EITF 99-20-1 had no impact on the Company.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP SFAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted, as discussed below, for periods ending after March 15, 2009.

In April 2009, FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS 115-2 and SFAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP SFAS 115-2 and SFAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted, as discussed below, for periods ending after March 15, 2009.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 must be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted, as discussed below.

A Company may elect to adopt FSP SFAS 107-1 and APB 28-1, FSP SFAS 115-2 and SFAS 124-2, and FSP SFAS 157-4 early only if it elects to adopt all three pronouncements early. The Company elected not to adopt FSP SFAS 107-1 and APB 28-1, FSP SFAS 115-2 and SFAS 124-2, and FSP SFAS 157-4 early and has not yet determined the impact that the initial application of these pronouncements will have on the Company.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Acquisition of Businesses

On February 13, 2009, Unitrin’s subsidiary, Trinity Universal Insurance Company (“Trinity”) completed its acquisition of Direct Response in a cash transaction for a total purchase price of $201.6 million. The results of Direct Response are included in the Company’s financial statements from the date of acquisition and are reported in the Company’s Unitrin Direct segment.

The Company has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed. Accordingly, the Company’s preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as the Company completes the process. In particular, the Company is in the process of completing a review of all open claim files and the acquired federal net operating loss carry forward. Such review could impact the Company’s preliminary estimates of the fair value of Insurance Reserves and Deferred Income Taxes. Changes in the Company’s preliminary estimates of fair values of assets and liabilities acquired, if any, would also likely impact the Company’s allocation of the purchase price to Goodwill. The Company expects to finalize the allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed in the second quarter of 2009. In accordance with SFAS 141(R), changes, if any, to the preliminary estimates and allocation will be reported in the Company’s financial statements retroactively. Based on the Company’s preliminary allocation of the purchase price, the fair values of the assets acquired and liabilities assumed were:

(Dollars in Millions)
Investments	$211.3
Cash	11.6
Other Receivables	33.7
Value of Insurance In Force (Reported in Deferred Policy Acquisition Costs)	26.2
Value of Licenses Acquired	20.1
Goodwill	2.7
Current and Deferred Income Taxes	49.9
Other Assets	2.5
Insurance Reserves	(100.4)
Unearned Premiums	(48.8)
Accrued Expenses and Other Liabilities	(7.2)

Total Purchase Price	$201.6

On April 1, 2008, the Company completed its acquisition of Primesco, Inc. and its wholly-owned subsidiaries, Mutual Savings Life Insurance Company (“Mutual Savings Life”) and Mutual Savings Fire Insurance Company (“Mutual Savings Fire”), (together “Primesco”). At December 31, 2008, the Company had not yet completed the process of estimating the fair value of Insurance In Force acquired and Insurance Reserves Assumed. The Company completed this process and finalized the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in the first quarter of 2009. Goodwill decreased by $2.8 million due to the finalization of the allocation of the purchase price.

Note 3—Discontinued Operations

On June 3, 2008, the Company completed the sale of its Unitrin Business Insurance operations to AmTrust Financial Services, Inc. The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to June 1, 2008, the effective date of the sale. Pursuant to the provisions of SFAS No. 144, changes in the Company’s estimate of such retained liabilities after the sale are reported as a separate component of the results of discontinued operations.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Discontinued Operations (continued)

Summary financial information included in Income (Loss) from Discontinued Operations before Income Taxes for the three months ended March 31, 2009 and 2008 is presented below:

	Three Months Ended
(Dollars in Millions, Except Per Share Amounts)	March 31, 2009	March 31, 2008
Total Earned Premiums	$—	$43.2
Net Investment Income	—	2.4

Total Revenues	$—	$45.6

Income (Loss) from Discontinued
Operations before Income Taxes:
Results of Operations	$—	$(10.2)
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	1.2	—

Income (Loss) from Discontinued
Operations before Income Taxes	$1.2	$(10.2)

Basic Income (Loss) Per Share from Discontinued Operations:
Restricted Common Stock	$0.01	$(0.09)

Unrestricted Common Stock	$0.01	$(0.09)

Diluted Income (Loss) Per Share from Discontinued Operations:
Restricted Common Stock	$0.01	$(0.09)

Unrestricted Common Stock	$0.01	$(0.09)

Note 4—Investments

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2009 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$918.3	$43.6	$(0.9)	$961.0
States, Municipalities and Political Subdivisions	1,412.6	51.1	(14.2)	1,449.5
Corporate Securities:
Bonds and Notes	1,882.2	31.6	(156.3)	1,757.5
Redemptive Preferred Stocks	179.5	—	(37.4)	142.1

Investments in Fixed Maturities	$4,392.6	$126.3	$(208.8)	$4,310.1

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Investments (continued)

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2008 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$934.6	$44.9	$(0.4)	$979.1
States, Municipalities and Political Subdivisions	1,295.6	34.2	(21.3)	1,308.5
Corporate Securities:
Bonds and Notes	1,765.0	47.0	(129.5)	1,682.5
Redemptive Preferred Stocks	179.2	0.3	(13.7)	165.8

Investments in Fixed Maturities	$4,174.4	$126.4	$(164.9)	$4,135.9

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2009, by contractual maturity, were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$135.7	$136.8
Due after One Year to Five Years	563.7	552.9
Due after Five Years to Fifteen Years	1,873.2	1,872.9
Due after Fifteen Years	1,358.7	1,269.7
Asset-backed Securities Not Due at a Single Maturity Date	461.3	477.8

Investments in Fixed Maturities	$4,392.6	$4,310.1

The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at March 31, 2009 consisted of securities issued by the Government National Mortgage Association (“Ginnie Mae”) with a fair value of $403.9 million, securities issued by the Federal National Mortgage Association (“Fannie Mae”) with a fair value of $53.4 million, securities issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) with a fair value of $3.3 million and securities of other issuers with a fair value of $17.2 million.

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at March 31, 2009 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
Preferred Stocks	$149.2	$1.5	$(55.5)	$95.2
Common Stocks	63.4	3.0	(2.0)	64.4
Other Equity Interests	42.3	0.9	(5.9)	37.3

Investments in Equity Securities	$254.9	$5.4	$(63.4)	$196.9

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Investments (continued)

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2008 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
Preferred Stocks	$150.1	$2.1	$(32.3)	$119.9
Common Stocks	54.4	4.3	(0.9)	57.8
Other Equity Interests	50.9	0.4	(7.2)	44.1

Investments in Equity Securities	$255.4	$6.8	$(40.4)	$221.8

An aging, based on the length of time securities have been in an unrealized loss position, of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at March 31, 2009 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$108.6	$(0.9)	$4.0	$—	$112.6	$(0.9)
States, Municipalities and Political Subdivisions	105.7	(4.2)	144.1	(10.0)	249.8	(14.2)
Corporate Securities:
Bonds and Notes	841.2	(97.6)	277.3	(58.7)	1,118.5	(156.3)
Redemptive Preferred Stocks	56.6	(27.1)	82.4	(10.3)	139.0	(37.4)

Total Fixed Maturities	1,112.1	(129.8)	507.8	(79.0)	1,619.9	(208.8)

Equity Securities:
Preferred Stocks	69.0	(43.0)	16.7	(12.5)	85.7	(55.5)
Common Stocks	12.0	(2.0)	—	—	12.0	(2.0)
Other Equity Interests	15.0	(2.5)	3.9	(3.4)	18.9	(5.9)

Total Equity Securities	96.0	(47.5)	20.6	(15.9)	116.6	(63.4)

Total	$1,208.1	$(177.3)	$528.4	$(94.9)	$1,736.5	$(272.2)

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Investments (continued)

An aging, based on the length of time securities have been in an unrealized loss position, of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2008 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$57.2	$(0.4)	$4.0	$—	$61.2	$(0.4)
States, Municipalities and Political Subdivisions	314.9	(10.1)	102.5	(11.2)	417.4	(21.3)
Corporate Securities:
Bonds and Notes	766.5	(105.4)	145.7	(24.1)	912.2	(129.5)
Redemptive Preferred Stocks	132.4	(13.7)	—	—	132.4	(13.7)

Total Fixed Maturities	1,271.0	(129.6)	252.2	(35.3)	1,523.2	(164.9)

Equity Securities:
Preferred Stocks	87.3	(30.8)	5.5	(1.5)	92.8	(32.3)
Common Stocks	4.1	(0.9)	—	—	4.1	(0.9)
Other Equity Interests	14.7	(3.8)	3.9	(3.4)	18.6	(7.2)

Total Equity Securities	106.1	(35.5)	9.4	(4.9)	115.5	(40.4)

Total	$1,377.1	$(165.1)	$261.6	$(40.2)	$1,638.7	$(205.3)

Unrealized losses on fixed maturities were $208.8 million at March 31, 2009, of which $79.0 million related to fixed maturities that have continued in an unrealized loss position for more than 12 months. These fixed maturities are concentrated in states, municipalities and political subdivisions and investment-grade corporate bonds and notes, which the Company expects to fully recover.

Unrealized losses on fixed maturities were $164.9 million at December 31, 2008, of which $35.3 million related to fixed maturities that have continued in an unrealized loss position for more than 12 months. These fixed maturities are concentrated in states, municipalities and political subdivisions and investment-grade corporate bonds and notes, which the Company expects to fully recover.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Declines in the fair values of investments that are determined to be other than temporary are reported as losses in the Condensed Consolidated Statement of Operations in the period when such determination is made. See Note 9, “Income from Investments.” Based on evaluations at March 31, 2009 and December 31, 2008 of the prospects of the issuers, including, but not limited to, the length of time and magnitude of the unrealized loss and the credit ratings of the issuers of the investments in the fixed maturities shown in the preceding two tables, and the Company’s intentions to sell or ability to hold such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding two tables were temporary at the respective evaluation dates.

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

The vast majority of the Company’s equity securities at March 31, 2009 and December 31, 2008 presented in the preceding two tables are perpetual preferred stocks of financial institutions. The Company considers the debt-like characteristics of these perpetual preferred stocks along with issuer ratings when evaluating impairment. All such preferred stocks paid dividends at the stated dividend rate during the three months ended March 31, 2009 and December 31, 2008. The Company concluded that the declines in the fair values of the perpetual preferred stocks of these financial institutions presented in the preceding two tables were temporary in nature, largely driven by current market conditions, and since the Company intends to hold the securities until recovery, the impairments should not be recognized in the Condensed Consolidated Statement of Operations. Based on evaluations at March 31, 2009 and December 31, 2008 of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities presented in the preceding two tables were temporary at the respective evaluation dates.

The carrying value, fair value and approximate voting percentage for the Company’s investment in the common stock of Intermec, Inc. (“Intermec”), which is accounted for under the equity method of accounting and reported as Investment in Investee in the Company’s Condensed Consolidated Balance Sheets, at March 31, 2009 and December 31, 2008 were:

(Dollars in Millions)	March 31, 2009	Dec. 31, 2008
Carrying Value	$95.2	$102.2
Fair Value	$131.6	$168.1
Approximate Voting Percentage	20.6%	20.5%

The carrying values of the Company’s Other Investments at March 31, 2009 and December 31, 2008 were:

(Dollars in Millions)	March 31, 2009	Dec. 31, 2008
Loans to Policyholders	$212.7	$209.9
Real Estate	257.7	257.7
Limited Liability Investment Companies and Limited Partnerships	228.8	242.3
Other	4.6	5.0

Total	$703.8	$714.9

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

The components of Automobile Loan Receivables at March 31, 2009 and December 31, 2008 were:

(Dollars in Millions)	March 31, 2009	Dec. 31, 2008
Sales Contracts and Loans Receivable	$1,136.9	$1,213.1
Unearned Discounts and Deferred Fees	(11.7)	(14.4)

Net Automobile Loan Receivables Outstanding	1,125.2	1,198.7
Reserve for Loan Losses	(113.6)	(120.1)

Automobile Loan Receivables	$1,011.6	$1,078.6

The status of loan balances included in Net Automobile Loan Receivables Outstanding at March 31, 2009 and December 31, 2008 is presented below:

	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding
(Dollars in Millions)	March 31, 2009		December 31, 2008
Current Loan Balances	$778.1	69.1%	$738.3	61.6%
Delinquent Loan Balances:
Less than 30 Days Delinquent	243.7	21.7%	312.6	26.1%
30 Days to 59 Days Delinquent	74.3	6.6%	103.0	8.6%
60 Days to 89 Days Delinquent	21.1	1.9%	32.8	2.7%
Delinquent 90 Days and Greater	8.0	0.7%	12.0	1.0%

Net Automobile Loan Receivables Outstanding	1,125.2	100.0%	1,198.7	100.0%

Reserve for Loan Losses	(113.6)		(120.1)

Automobile Loan Receivables	$1,011.6		$1,078.6

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Automobile Loan Receivables (continued)

Activity in the Reserve for Loan Losses for the three months ended March 31, 2009 and 2008 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Reserve for Loan Losses - Beginning of Period	$120.1	$148.4
Provision for Loan Losses	20.0	27.2
Net Charge-off:
Automobile Loan Receivables Charged-off	(36.3)	(50.3)
Automobile Loan Receivables Recovered	9.8	11.3

Net Charge-off	(26.5)	(39.0)

Reserve for Loan Losses - End of Period	$113.6	$136.6

Note 6—Goodwill

Goodwill at March 31, 2009 and December 31, 2008 by business segment was:

(Dollars in Millions)	March 31, 2009	Dec. 31, 2008
Kemper Segment	$49.6	$49.6
Unitrin Specialty Segment	42.8	42.8
Unitrin Direct Segment	2.7	—
Life and Health Insurance Segment	239.4	242.2

Total Goodwill	$334.5	$334.6

The Company tests goodwill for recoverability on an annual basis in the first quarter and between annual tests if circumstances or events indicate that the fair value of a reporting unit may have declined below its carrying value. The quoted value of Unitrin’s common stock was significantly below the per share carrying value of the Company at March 31, 2009. Accordingly, the Company tested goodwill for each of its reporting units for recoverability at March 31, 2009. The Company used discounted projections of future cash flows to estimate fair value of all reporting units included in the table above, except for reporting units comprising the Unitrin Direct segment. The Unitrin Direct segment is comprised of two reporting units, the newly acquired operations of Direct Response and the stand-alone operations of Unitrin Direct prior to the acquisition of Direct Response (“Stand-alone Unitrin Direct”). Direct Response was acquired on February 13, 2009 and, based on the Company’s preliminary allocation of the purchase price to the fair value of assets and liabilities acquired, the Company determined the goodwill to be recoverable. No goodwill is associated with Stand-alone Unitrin Direct or Fireside Bank. Accordingly, no testing was required for these two reporting units. For each reporting unit tested, the estimated fair value exceeded the carrying value of the reporting unit, and the Company concluded that the goodwill was recoverable. Goodwill for the Life and Health Insurance segment decreased in 2009 by $2.8 million due to the finalization of the allocation of the purchase price of Primesco. See Note 2, “Acquisition of Businesses,” for additional information pertaining to the acquisition of Primesco.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Property and Casualty Insurance Reserves

Property and Casualty Insurance Reserve activity for the three months ended March 31, 2009 and 2008 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Property and Casualty Insurance Reserves -
Gross of Reinsurance at Beginning of Year	$1,268.7	$1,322.9
Less Reinsurance Recoverables at Beginning of Year	84.6	84.8

Property and Casualty Insurance Reserves -
Net of Reinsurance at Beginning of Year	1,184.1	1,238.1
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	93.5	—

Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	358.8	341.8
Discontinued Operations	—	32.3

Total Incurred Losses and LAE related to Current Year	358.8	374.1

Prior Years:
Continuing Operations	(14.7)	(18.1)
Discontinued Operations	(1.9)	1.1

Total Incurred Losses and LAE related to Prior Years	(16.6)	(17.0)

Total Incurred Losses and LAE	342.2	357.1

Paid Losses and LAE Related to:
Current Year:
Continuing Operations	156.6	147.5
Discontinued Operations	—	5.3

Total Paid Losses and LAE related to Current Year	156.6	152.8

Prior Years:
Continuing Operations	209.0	180.0
Discontinued Operations	13.4	23.9

Total Paid Losses and LAE related to Prior Years	222.4	203.9

Total Paid Losses and LAE	379.0	356.7

Property and Casualty Insurance Reserves -
Net of Reinsurance at End of Period	1,240.8	1,238.5
Plus Reinsurance Recoverable at End of Period	73.2	82.3

Property and Casualty Insurance Reserves -
Gross of Reinsurance at End of Period	$1,314.0	$1,320.8

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Property and Casualty Insurance Reserves (continued)

Property and Casualty Insurance Reserves are estimated based on historical experience patterns and current economic trends. Actual loss experience and loss trends are likely to differ from these historical experience patterns and economic conditions. Loss experience and loss trends emerge over several years from the dates of loss inception. The Company monitors such emerging loss trends. Upon concluding, based on the data available, that an emerging loss trend will continue, the Company adjusts its property and casualty insurance reserves to recognize such a trend. Changes in such estimates are included in the Condensed Consolidated Statement of Operations in the period of change.

For the three months ended March 31, 2009, the Company reduced its property and casualty insurance reserves by $16.6 million, to recognize favorable development of losses and loss adjustment expenses (“LAE”) from prior accident years. For the three months ended March 31, 2009, personal lines insurance losses and LAE reserves developed favorably by $13.8 million and commercial lines insurance losses and LAE reserves developed favorably by $2.8 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2007 and 2006 accident years due to the improvements in the Company’s claims handling procedures, partially offset by adverse development of $0.8 million for the 2005 accident year related to certain re-opened claims from Hurricane Rita. For the three months ended March 31, 2008, the Company reduced its property and casualty insurance reserves by $17.0 million to recognize favorable development of losses and LAE from prior accident years. For the three months ended March 31, 2008, personal lines insurance losses and LAE developed favorably by $18.0 million and commercial lines insurance losses and LAE developed adversely by $1.0 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2006 and 2005 accident years due to the improvements in the Company’s claims handling procedures.

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

Note 8—Notes Payable

Total debt outstanding at March 31, 2009 and December 31, 2008 was:

(Dollars in Millions)	March 31, 2009	Dec. 31, 2008
Notes Payable under Revolving Credit Agreement	$105.0	$—
Senior Notes at Amortized Cost:
6.00% Senior Notes due May 15, 2017	355.5	355.5
4.875% Senior Notes due November 1, 2010	199.5	199.4
Mortgage Note Payable at Amortized Cost	5.9	5.9

Total Debt Outstanding	$665.9	$560.8

The Company has a five-year, $325 million, unsecured, revolving credit agreement, expiring June 30, 2010, with a group of financial institutions. Undrawn letters of credit issued pursuant to this agreement were $13.1 million at both March 31, 2009 and December 31, 2008. Accordingly, the amounts available for future borrowing were $206.9 million and $311.9 million at March 31, 2009 and December 31, 2008, respectively.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8—Notes Payable (continued)

Interest Expense, including facility fees and accretion of discount, for the three months ended March 31, 2009 and 2008 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Notes Payable under Revolving Credit Agreement	$0.3	$0.1
6.00% Senior Notes due May 15, 2017	5.5	5.5
4.875% Senior Notes due November 1, 2010	2.5	2.5
Mortgage Note Payable	0.1	0.1

Interest Expense before Capitalization of Interest	8.4	8.2
Capitalization of Interest	(0.2)	(0.2)

Total Interest Expense	$8.2	$8.0

Interest Paid, including facility fees, for the three months ended March 31, 2009 and 2008 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Notes Payable under Revolving Credit Agreement	$0.1	$0.1
Mortgage Note Payable	0.1	0.1

Total Interest Paid	$0.2	$0.2

Note 9—Income from Investments

Net Investment Income for the three months ended March 31, 2009 and 2008 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Investment Income (Loss):
Interest and Dividends on Fixed Maturities	$59.3	$51.4
Dividends on Equity Securities	3.3	7.2
Short-term Investments	0.4	5.5
Loans to Policyholders	3.7	3.5
Real Estate	7.2	7.5
Other	0.1	—
Limited Partnerships and Limited Liability Companies	(20.3)	(20.4)

Total Investment Income	53.7	54.7
Investment Expenses:
Real Estate	6.7	6.0
Other Investment Expenses	—	0.4

Total Investment Expenses	6.7	6.4

Net Investment Income Including
Discontinued Operations	47.0	48.3
Net Investment Income Reported in
Discontinued Operations	—	(2.4)

Net Investment Income	$47.0	$45.9

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9—Income from Investments (continued)

The components of Net Realized Investment Gains (Losses) for the three months ended March 31, 2009 and 2008 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Fixed Maturities:
Gains on Dispositions	$0.4	$0.5
Losses on Dispositions	—	(0.1)
Losses from Write-downs	(21.6)	(0.6)
Equity Securities:
Gains on Dispositions	0.5	16.1
Losses on Dispositions	—	(1.3)
Losses from Write-downs	(3.4)	(7.9)
Other Investments:
Losses on Dispositions	—	(0.2)
Trading Securities Net Losses	(0.1)	(0.3)

Net Realized Investment Gains (Losses)	$(24.2)	$6.2

Note 10—Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the three months ended March 31, 2009 and 2008 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Service Cost Benefits Earned	$2.6	$3.5
Interest Cost on Projected Benefit Obligation	5.4	5.3
Expected Return on Plan Assets	(6.1)	(6.2)
Net Amortization and Deferral	—	0.2

Total Pension Expense	$1.9	$2.8

The components of Postretirement Benefits Other than Pensions Expense for the three months ended March 31, 2009 and 2008 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Interest Cost on Projected Benefit Obligation	$0.5	$0.5
Net Amortization and Deferral	(0.5)	(0.5)

Total Postretirement Benefits
Other than Pensions Expense	$—	$—

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11—Long-term Equity Compensation Plans

The Company has four stock option plans, all of which have been approved by Unitrin’s shareholders. Stock options to purchase Unitrin’s common stock are granted at prices equal to the fair market value of Unitrin’s common stock on the date of grant to both employees and directors. Employee options generally vest over a period of three and one-half years and expire ten years from the date of grant. Beginning in 2003, options granted to employees were coupled with tandem stock appreciation rights (“SAR”), settled in Unitrin common stock. Options granted to directors are exercisable one year from the date of grant and expire ten years from the date of grant. At March 31, 2009, options to purchase 5,368,605 shares of Unitrin’s common stock were outstanding. Original options to purchase shares of Unitrin common stock were available for future grant under only two of the plans, the 1995 Non-employee Director Stock Option Plan and the 2002 Stock Option Plan, at March 31, 2009. Options to purchase 1,490,537 shares of Unitrin’s common stock were available for future grants under such stock option plans at March 31, 2009.

Prior to February 3, 2009, all of the Company’s four stock option plans included provisions, subject to certain limitations, to automatically grant restorative, or reload stock options (“Restorative Options”), to replace shares of previously owned Unitrin common stock that an exercising option holder surrenders, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise. Restorative Options are subject to the same terms and conditions as the original options, including the expiration date, except that the exercise price is equal to the fair market value of Unitrin common stock on the date of grant and cannot be exercised until six months after the date of grant. The grant of a Restorative Option does not result in an increase in the total number of shares and options held by an employee, but changes the mix of the two. Beginning February 3, 2009, the 1995 Non-employee Director Stock Option Plan and the 2002 Stock Option Plan were amended to eliminate the restorative feature in the plans prospectively. Accordingly, Restorative Options will no longer be included in original option awards made on or after February 3, 2009. At March 31, 2009, Restorative Options may still be granted under all the plans, except the 1990 Stock Option Plan, in connection with the exercise of original options granted before February 3, 2009, subject to the limitations on certain equity awards as described below.

For original awards granted in 2006 through 2008 and Restorative Options granted thereunder, Restorative Options will be granted only if, on the date of exercise of the option giving rise to the Restorative Option, the market price of Unitrin common stock exceeds such option’s exercise price by 15%. Further, no Restorative Options will be granted if the option giving rise to the Restorative Option is set to expire within twelve months.

In addition to the four stock option plans, the Company has a restricted stock plan, which has been approved by Unitrin’s shareholders. Under this plan, restricted stock and restricted stock units may be granted to all eligible employees. Recipients of restricted stock are entitled to full dividend and voting rights and all awards are subject to forfeiture until certain restrictions have lapsed. As of March 31, 2009, 473,200 shares of restricted stock having a weighted-average grant-date fair value of $36.06 per share have been awarded, of which 44,213 shares were forfeited and 32,901 were tendered to satisfy tax withholding obligations. As of March 31, 2009, there were 603,914 common shares available for future grants.

Prior to February 3, 2009, only awards of time-vested restricted stock had been granted under the restricted stock plan. On February 3, 2009, in addition to time-vested restricted stock granted to certain employees and officers, the Company awarded performance-based restricted stock to certain officers and employees under the restricted stock plan. The initial number of shares awarded to each participant represents the shares that would vest if the performance goals were achieved at the “target” performance level. The final payout of these awards will be determined based on Unitrin’s total shareholder return over a three-year performance period relative to a peer group comprised of companies in the S&P Supercomposite Insurance Index (“Peer Group”). The three-year performance period began on January 1, 2009 and will end on December 31, 2011. If, at the end of the performance period, the Company’s relative performance exceeds the “target” performance level, additional shares of performance-based restricted stock will be issued to the award recipient. If, at the end of the performance period, the Company’s relative performance is below the “target” performance level, only a portion of the shares of performance-based restricted stock originally issued to the award recipient will vest. If, at the end of the performance period, the Company’s relative performance is below a “minimum” performance level, none of the shares of performance-based restricted stock originally issued to the award recipient will vest. Under the terms of the restricted stock plan, shares of restricted stock may be voted and are entitled to receive dividends on the same basis as all other outstanding shares of Unitrin common stock.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11—Long-term Equity Compensation Plans (continued)

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The expected terms of options are developed by considering the Company’s historical share option exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Further, the Company aggregates individual awards into relatively homogenous groups that exhibit similar exercise behavior to obtain a more refined estimate of the expected term of options. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield assumed was the annualized yield on Unitrin common stock on the date of grant for original grants made in 2008, 2007 and 2006. In light of the current economic environment, the Company changed its dividend yield assumption prospectively for original options granted in 2009. For original option grants made in 2009, the dividend yield assumed is the average, annualized dividend yield computed over the twenty consecutive quarters preceding the date of grant. Each quarterly dividend yield is calculated by dividing the amount of declared dividend per share during each quarter by the closing price of Unitrin common stock at the end of such quarter. The quarterly yields are then annualized and averaged to arrive at the dividend yield assumed. In light of current economic conditions, the Company believes basing dividend yield over a longer historical period of time is likely to be more consistent with the actual yield during the expected life of the option rather than the current dividend yield. For Restorative Options, the annualized dividend yield on Unitrin common stock for the month prior to the grant of the Restorative Option is used for all restorative grants made in 2008 and 2007. No Restorative Options have been granted in 2009. The risk free interest rate is the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option.

The assumptions used in the Black-Scholes pricing model for options granted during the three months ended March 31, 2009 and 2008 were as follows:

Three Months Ended
	March 31, 2009	March 31, 2008
Range of Valuation Assumptions
Expected Volatility	33.08% - 40.30%	22.36% - 23.94%
Risk Free Interest Rate	1.63% - 2.42%	2.18% - 3.21%
Expected Dividend Yield	4.59%	3.86% - 5.01%

Weighted-Average Expected Life
Employee Grants	4 - 7.5 years	2.5 - 7.5 years

Option and SAR activity for the three months ended March 31, 2009 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	5,125,249	$46.17
Granted	280,125	13.55
Exercised	—	—
Forfeited or Expired	(36,769)	44.95

Outstanding at March 31, 2009	5,368,605	$44.48	4.71	$0.1

Vested and Expected to Vest at March 31, 2009	5,307,501	$44.58	4.65	$0.1

Exercisable at March 31, 2009	4,427,917	$46.72	3.86	$—

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11—Long-term Equity Compensation Plans (continued)

The weighted-average grant-date fair values of options granted during the three months ended March 31, 2009 and 2008 were $3.00 per option and $4.81 per option, respectively. No options were exercised during the three months ended March 31, 2009. Total intrinsic value of stock options exercised was $0.3 million for the three months ended March 31, 2008. Cash received from option exercises was $0.4 million for the three months ended March 31, 2008. Total tax benefits realized for tax deductions from option exercises were $0.1 million for the three months ended March 31, 2008.

The grant-date fair values of time-based restricted stock awards are determined using the closing price of Unitrin common stock on the date of grant. The grant date fair value of the performance-based restricted stock awards was determined using the Monte Carlo simulation method. The Monte Carlo simulation model produces a risk-neutral simulation of the daily returns on the common stock of Unitrin and each of the other companies included in the Peer Group. Returns generated by the simulation depend on the risk-free interest rate used and the volatilities of, and the correlation between, these stocks. The model simulates stock prices and dividend payouts to the end of the three-year performance period. Total shareholder returns are generated for each of these stocks based on the simulated prices and dividend payouts. The total shareholder returns are then ranked, and Unitrin’s simulated ranking is converted to a payout percentage based on the terms of the performance-based restricted stock awards. The payout percentage is applied to the simulated stock price at the end of the performance period, reinvested dividends are added back, and the total is discounted to the valuation date at the risk-free rate. This process is repeated approximately ten thousand times, and the grant date fair value is equal to the average of the results from these trials. Activity related to nonvested restricted stock for the three months ended March 31, 2009 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	196,307	$42.66
Granted	127,800	13.80
Vested	—	—
Forfeited	(1,575)	31.39

Nonvested Balance at March 31, 2009	322,532	$31.28

For equity compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Share-based compensation expense for all of the Company’s long-term equity-based compensation plans was $1.3 million and $3.1 million for the three months ended March 31, 2009 and 2008, respectively. Total unamortized compensation expense related to nonvested awards of such plans at March 31, 2009 was $6.8 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Note 12 — Restructuring Expenses

On March 24, 2009, Fireside Bank suspended all new lending activity as part of a plan to exit the automobile finance business. The exit plan envisions an orderly wind-down of Fireside Bank’s operations over the next several years. Fireside Bank will continue to collect outstanding loan balances and make interest payments and redemptions on outstanding certificates of deposit in the ordinary course of business.

As discussed in Note 2, “Acquisition of Businesses,” Unitrin’s subsidiary, Trinity, completed its acquisition of Direct Response on February 13, 2009. The Company is in the process of combining Direct Response’s back-office operations with the Company’s existing Unitrin Direct operations.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12—Restructuring Expenses (continued)

Activity related to restructuring costs for the three months ended March 31, 2009 are presented below.

(Dollars in Millions)	Fireside Bank	Unitrin Direct	All Other Segments	Total
Liability at Beginning of Year:
Employee Termination Costs	$0.1	$0.1	$—	$0.2
Early Lease Termination Costs	1.0	0.3	—	1.3
Other Associated Costs	—	—	—	—

Liability at Beginning of Year	1.1	0.4	—	1.5

Expenses Incurred:
Employee Termination Costs	4.4	1.3	1.2	6.9
Early Lease Termination Costs	0.1	—	—	0.1
Other Associated Costs	0.9	—	0.2	1.1

Total Expenses Incurred	5.4	1.3	1.4	8.1

Payments of:
Employee Termination Costs	0.1	0.1	0.5	0.7
Early Lease Termination Costs	0.1	0.1	—	0.2
Other Associated Costs	0.7	—	0.2	0.9

Total Payments	0.9	0.2	0.7	1.8

Liability at March 31, 2009:
Employee Termination Costs	4.4	1.3	0.7	6.4
Early Lease Termination Costs	1.0	0.2	—	1.2
Other Associated Costs	0.2	—	—	0.2

Liability at March 31, 2009	$5.6	$1.5	$0.7	$7.8

In addition to the amounts presented above, Fireside Bank expects to incur early lease termination costs ranging from $6 million to $8 million before tax and employee termination costs ranging from $7 million to $12 million before tax and other associated costs of approximately $1 million before tax during the next several years in connection with the exit plan.

Unitrin Direct expects to incur early lease termination costs ranging from $3 million to $5 million before tax and employee termination benefit costs ranging from $5 million to $6 million before tax during the next two years in connection with its plan to combine back-office operations.

Note 13—Income Taxes

The current and deferred income tax assets at March 31, 2009 and December 31, 2008 were:

(Dollars in Millions)	March 31, 2009	Dec. 31, 2008
Current Income Tax Assets	$0.3	$0.2
Deferred Income Tax Assets	291.4	204.8
Valuation Allowance for State Income Taxes	(10.4)	(3.6)

Current and Deferred Income Tax Assets	$281.3	$201.4

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Income Taxes (continued)

The components of Liabilities for Income Taxes at March 31, 2009 and December 31, 2008 were:

(Dollars in Millions)	March 31, 2009	Dec. 31, 2008
Current Income Taxes	$9.9	$51.2
Unrecognized Tax Benefits	15.6	17.0

Liabilities for Income Taxes	$25.5	$68.2

Deferred Income Tax Assets include federal net operating loss carryforwards of $69.1 million and $12.7 million at March 31, 2009 and December 31, 2008, respectively. The federal net operating loss at March 31, 2009 included a federal net operating loss acquired in connection with the acquisition of Direct Response. The federal net operating loss carryforwards are scheduled to expire in years 2010 through 2026. At this time, the Company expects to fully utilize these federal net operating loss carryforwards. Deferred Income Tax Assets include state net operating loss carryforwards of $3.3 million and $2.6 million at March 31, 2009 and December 31, 2008, respectively. The state net operating loss carryforwards, the majority of which are scheduled to expire in 2030, relate to Fireside Bank. Deferred tax asset valuation allowances of $10.4 million and $3.6 million were required at March 31, 2009 and December 31, 2008, respectively, related to state income taxes for Fireside Bank.

Income taxes paid were $47.0 million and $26.0 million for the three months ended March 31, 2009 and 2008, respectively.

The statute of limitations related to Unitrin and its eligible subsidiaries’ consolidated Federal income tax returns, Primesco’s consolidated Federal income tax returns and Direct Response’s consolidated Federal income tax returns is closed for all tax years up to and including 2004. The expiration of the statute of limitations related to the various state income tax returns that Unitrin and its subsidiaries file varies by state. Unitrin’s consolidated Federal income tax returns, Primesco’s consolidated Federal income tax returns and Direct Response’s consolidated Federal income tax returns are not currently under examination. During the first quarter of 2009, the California Franchise Tax Board completed its audit of Fireside Bank’s 2004, 2005 and 2006 California tax returns and accepted the returns as filed.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14—Income (Loss) Per Share from Continuing Operations

The Company’s share-based awards of restricted common stock contain a right to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. Accordingly, pursuant to FSP EITF 03-6-1, the Company is required to apply the two-class method of computing basic and diluted earnings per share, pursuant to SFAS No. 128. A reconciliation of the numerator and denominator used in the calculation of Basic Loss Per Share from Continuing Operations and Diluted Loss Per Share from Continuing Operations for the three months ended March 31, 2009 is as follows:

(Dollars in Millions)	Restricted Common Stock	Unrestricted Common Stock	Total
Loss from Continuing Operations	$—	$(6.3)	$(6.3)
Dilutive Effect on Loss of:
Investee’s Equivalent Shares	—	—	—
Unitrin Share-based Compensation Equivalent Shares	—	—	—

Diluted Loss from Continuing Operations	$—	$(6.3)	$(6.3)

(Shares in Thousands)
Weighted-Average Common Shares Outstanding	268.2	62,118.2
Unitrin Share-based Compensation Equivalent Shares	—	—

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	268.2	62,118.2

(Per Share in Whole Dollars)
Basic Loss Per Share from Continuing Operations	$—	$(0.10)

Diluted Loss Per Share from Continuing Operations	$—	$(0.10)

Options outstanding to purchase 5.4 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended March 31, 2009 because the effect of inclusion would be anti-dilutive and because the exercise price exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14—Income (Loss) Per Share from Continuing Operations (continued)

A reconciliation of the numerator and denominator used in the calculation of Basic Income Per Share from Continuing Operations and Diluted Income Per Share from Continuing Operations for the three months ended March 31, 2008 is as follows:

(Dollars in Millions)	Restricted Common Stock	Unrestricted Common Stock	Total
Income from Continuing Operations	$0.1	$20.6	$20.7
Dilutive Effect on Income of:
Investee’s Equivalent Shares	—	—	—
Unitrin Share-based Compensation Equivalent Shares	—	—	—

Diluted Income from Continuing Operations	$0.1	$20.6	$20.7

(Shares in Thousands)
Weighted-Average Common Shares Outstanding	218.7	63,650.4
Unitrin Share-based Compensation Equivalent Shares	—	53.5

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	218.7	63,703.9

(Per Share in Whole Dollars)
Basic Income Per Share from Continuing Operations	$0.41	$0.32

Diluted Income Per Share from Continuing Operations	$0.41	$0.32

At March 31, 2008, options outstanding to purchase 4.9 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended March 31, 2008 because the exercise price exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15—Other Comprehensive Loss

Other Comprehensive Loss for the three months ended March 31, 2009 and 2008 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$(91.9)	$(68.6)
Reclassification Adjustment for Amounts Included in Net Income (Loss)	23.0	(6.7)

Unrealized Holding Gains (Losses)	(68.9)	(75.3)

Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	(0.7)	—
Reclassification Adjustment for Amounts Included in Net Income (Loss)	1.2	—

Foreign Currency Translation Adjustments	0.5	—

Equity in Other Comprehensive Income (Loss) of Investee	(8.8)	4.3
Amortization of Unrecognized Postretirement Benefit Costs	(0.5)	(0.3)

Other Comprehensive Loss Before Income Taxes	(77.7)	(71.3)

Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	32.4	24.2
Reclassification Adjustment for Amounts Included in Net Income (Loss)	(8.0)	2.3

Unrealized Holding Gains and Losses	24.4	26.5

Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	0.2	—
Reclassification Adjustment for Amounts Included in Net Income (Loss)	(0.4)	—

Foreign Currency Translation Adjustments	(0.2)	—

Equity in Other Comprehensive Income of Investee	3.1	(1.5)
Amortization of Unrecognized Postretirement Benefit Costs	0.2	0.1

Income Tax Benefit (Expense)	27.5	25.1

Other Comprehensive Loss	$(50.2)	$(46.2)

Total Comprehensive Loss was $55.8 million and $31.0 million for the three months ended March 31, 2009 and 2008, respectively.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15—Other Comprehensive Loss (continued)

The components of Accumulated Other Comprehensive Loss at March 31, 2009 and December 31, 2008 were:

(Dollars in Millions)	March 31, 2009	Dec. 31, 2008
Net Unrealized Gains on Investments, Net of Income Taxes	$(90.0)	$(45.5)
Equity in Accumulated Other Comprehensive Loss of Investee, Net of Income Taxes	(6.2)	(0.5)
Foreign Currency Translation Adjustments, Net of Income Taxes	(1.0)	(1.3)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(61.1)	(60.8)

Total Accumulated Other Comprehensive Loss	$(158.3)	$(108.1)

Note 16—Business Segments

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

The Kemper segment provides preferred and standard risk personal automobile and homeowners insurance through networks of independent agents. The Unitrin Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty markets through networks of independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their driving records. Unitrin Direct markets personal automobile insurance through direct mail, radio and the Internet through web insurance portals, click-thrus and its own website. In addition, the Unitrin Direct segment specializes in the sale of personal automobile and homeowners insurance through employer-sponsored voluntary benefit programs. The Life and Health Insurance segment provides individual life, accident, health and hospitalization insurance. The Company’s Life and Health Insurance employee-agents also market property insurance products under common management. The Fireside Bank segment made sub-prime automobile loans primarily for the purchase of pre-owned automobiles and offered certificates of deposits. On March 24, 2009, Fireside Bank suspended all new lending activity and ceased opening new certificate of deposit accounts as part of a plan to exit the automobile finance business.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Business Segments (continued)

Segment Revenues for the three months ended March 31, 2009 and 2008 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Revenues:
Kemper:
Earned Premiums	$230.9	$229.6
Net Investment Income	2.3	4.8
Other Income	0.1	0.1

Total Kemper	233.3	234.5

Unitrin Specialty:
Earned Premiums	132.6	114.8
Net Investment Income	1.1	2.2

Total Unitrin Specialty	133.7	117.0

Unitrin Direct:
Earned Premiums	82.6	72.1
Net Investment Income	0.8	1.1
Other Income	—	0.1

Total Unitrin Direct	83.4	73.3

Life and Health Insurance:
Earned Premiums	166.4	159.4
Net Investment Income	41.2	32.6
Other Income	0.3	0.2

Total Life and Health Insurance	207.9	192.2

Fireside Bank:
Interest, Loan Fees and Earned Discounts	51.8	61.8
Other Automobile Finance Revenues	1.1	1.6

Automobile Finance Revenues	52.9	63.4
Net Investment Income	0.9	1.8

Total Fireside Bank	53.8	65.2

Total Segment Revenues	712.1	682.2
Unallocated Dividend Income	0.3	3.3
Net Realized Investment Gains (Losses)	(24.2)	6.2
Other	0.4	0.2

Total Revenues	$688.6	$691.9

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Business Segments (continued)

Segment Operating Profit for the three months ended March 31, 2009 and 2008 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Segment Operating Profit (Loss):
Kemper	$13.0	$8.7
Unitrin Specialty	—	3.0
Unitrin Direct	(8.5)	(9.9)
Life and Health Insurance	23.4	24.4
Fireside Bank	(5.2)	(4.4)

Total Segment Operating Profit	22.7	21.8
Unallocated Dividend Income	0.3	3.3
Net Realized Investment Gains (Losses)	(24.2)	6.2
Other Expense, Net	(6.7)	(8.7)

Income (Loss) from Continuing Operations before Income
Taxes and Equity in Net Income of Investee	$(7.9)	$22.6

Segment Net Income (Loss) for the three months ended March 31, 2009 and 2008 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Segment Net Income (Loss):
Kemper	$10.4	$7.8
Unitrin Specialty	1.0	2.9
Unitrin Direct	(4.9)	(5.9)
Life and Health Insurance	15.0	15.0
Fireside Bank	(9.9)	(2.6)

Total Segment Net Income	11.6	17.2
Net Income (Loss) From:
Unallocated Dividend Income	0.3	2.9
Net Realized Investment Gains (Losses)	(15.7)	4.0
Other Expense, Net	(3.7)	(5.6)

Income (Loss) from Continuing Operations before
Equity in Net Income of Investee	(7.5)	18.5
Equity in Net Income of Investee	1.2	2.2

Income (Loss) from Continuing Operations	$(6.3)	$20.7

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Business Segments (continued)

Earned Premiums by product line for the three months ended March 31, 2009 and 2008 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Life	$100.7	$94.2
Accident and Health	39.4	39.1
Property and Casualty:
Personal Lines:
Automobile	344.0	308.9
Homeowners	73.3	72.3
Other Personal	39.6	38.8

Total Personal Lines	456.9	420.0

Commercial Automobile	15.5	22.6

Total Earned Premiums	$612.5	$575.9

Note 17—Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, which, among other matters, requires enhanced disclosures about assets and liabilities that are measured and reported at fair value on a recurring basis. The Company classifies its Investments in Fixed Maturities and Investments in Equity Securities as available for sale and reports these investments at fair value. The Company classifies certain investments in mutual funds included in Other Investments as trading securities and reports these investments at fair value. The Company has no material liabilities that are measured and reported at fair value.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17—Fair Value Measurements (continued)

The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at March 31, 2009 is summarized below:

		Fair Value Measurements
(Dollars in Millions)	Fair Value March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities:
Fixed Maturities	$4,310.1	$304.0	$3,816.4	$189.7
Equity Securities	196.9	55.6	90.5	50.8

Total Available for Sale Securities	4,507.0	359.6	3,906.9	240.5
Trading Securities:
Other Investments	3.4	3.4	—	—

Total	$4,510.4	$363.0	$3,906.9	$240.5

The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at December 31, 2008 is summarized below:

		Fair Value Measurements
(Dollars in Millions)	Fair Value Dec. 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities:
Fixed Maturities	$4,135.9	$254.0	$3,677.1	$204.8
Equity Securities	221.8	47.8	114.6	59.4

Total Available for Sale Securities	4,357.7	301.8	3,791.7	264.2
Trading Securities:
Other Investments	3.8	3.8	—	—

Total	$4,361.5	$305.6	$3,791.7	$264.2

The Company’s investments in available for sale securities reported as Fixed Maturities and classified as Level 1 in the tables above primarily consist of U.S. Treasury Bonds and Notes. The Company’s investments in available for sale securities reported as Equity Securities and classified as Level 1 in the above tables primarily consist of investments in publicly-traded common stocks. The Company’s investments in available for sale securities reported as Fixed Maturities and classified as Level 2 in the above tables primarily consist of investments in corporate bonds and redeemable preferred stocks, state and municipal bonds, and bonds and mortgage-backed securities of U.S. government agencies. The Company’s investments in available for sale securities reported as Equity Securities and classified as Level 2 in the above tables primarily consist of investments in preferred stocks. The Company uses a leading, nationally recognized provider of market data and analytics to price the vast majority of the Company’s Level 2 measurements. The provider utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed maturity securities do not trade on a daily basis, the provider’s evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to prepare evaluations. In addition, the provider uses model processes to develop prepayment and interest rate scenarios. The pricing provider’s models and processes also take into account market convention. For each asset class, teams of its evaluators gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models. The Company generally validates the measurements obtained from its primary pricing provider by comparing them with measurements obtained from one additional pricing provider that provides either prices from recent market transactions or quotes in inactive markets or evaluations based on its own proprietary models.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17—Fair Value Measurements (continued)

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

Additional information pertaining to the Company’s investments in Fixed Maturities and Equity Securities classified as Level 3 at March 31, 2009 and December 31, 2008 is presented below:

(Dollars in Millions)	Fair Value March 31, 2009	Fair Value Dec. 31, 2008
Fixed Maturities:
Corporate Bonds and Notes Due at a Single Maturity Date	$120.3	$134.2
Redeemable Preferred Stocks	69.4	70.6

Total Fixed Maturities Classified as Level 3	189.7	204.8

Equity Securities:
Common Stocks	8.1	10.4
Preferred Stocks	5.4	4.9
Other Equity Interests	37.3	44.1

Total Equity Securities Classified as Level 3	50.8	59.4

Total Investments Classified as Level 3	$240.5	$264.2

Additional information pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2009 and 2008 is presented below:

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Balance at Beginning of Period	$264.2	$218.9
Total Gains (Losses):
Included in Statement of Operations	(20.8)	(2.5)
Included in Other Comprehensive Loss	1.3	(1.0)
Purchases, Sales and Settlements, Net	(5.0)	15.6
Transfers in and/or out of Level 3	0.8	—

Balance at End of Period	$240.5	$231.0

Losses Included in Statement of Operations for the three months ended March 31, 2009 include realized losses of $21.0 million to write down the Company’s investments in securities of nine issuers due to other than temporary declines in the fair value of the investments. Losses Included in Statement of Operations for the three months ended March 31, 2008 include realized losses of $2.5 million to write down the Company’s investment in securities of one issuer due to other than temporary declines in the fair value of the investment.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18—Related Parties

One of Unitrin’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. Unitrin’s subsidiary, Trinity, and FS&C were parties to an agreement under which FS&C provided investment management services. In addition, FS&C provides investment management services with respect to certain funds of the Company’s pension plans. Such agreement is terminable by either party at any time upon 30 days advance written notice.

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based on the fair market value of the assets under management. At March 31, 2009, the Company’s pension plans had $61.3 million in investments managed by FS&C. During October 2008, FS&C sold all of the investments it managed for Trinity. Accordingly, Trinity had no investments managed by FS&C at March 31, 2009. For the three months ended March 31, 2009, the Company’s pension plans paid $0.1 million to FS&C. For the three months ended March 31, 2008, Trinity and the Company’s pension plans paid $0.2 million in the aggregate to FS&C.

With respect to the Company’s defined contribution plans, one of the investment choices afforded to participants is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. As of March 31, 2009, participants in the Company’s defined contribution plans had allocated $12.9 million for investment in the Dreyfus Appreciation Fund, representing 6.6% of the total amount invested by participants in the Company’s defined contribution plans.

The Company believes that the transactions described above have been entered into on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

Eric J. Draut, Unitrin’s Chief Financial Officer and a member of Unitrin’s Board of Directors, is a director of Intermec, the Company’s investee.

As described in Note 19, “Relationships with Mutual Insurance Companies,” to the Condensed Consolidated Financial Statements, the Company also has certain relationships with mutual insurance companies. Such companies are owned by the policyholders of such companies.

Note 19—Relationships with Mutual Insurance Companies

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

Note 20—Contingencies

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

Unitrin and certain of its subsidiaries, like many property and casualty insurers, are defending numerous individual lawsuits, mass actions and statewide putative class actions in Louisiana and Texas arising out of Hurricanes Katrina, Rita and Ike. In these matters, the plaintiffs seek compensatory and punitive damages, and equitable relief. The Company and its relevant subsidiaries believe they have meritorious defenses to these proceedings and are defending them vigorously.

Fireside Bank is defending two class action lawsuits in California state court alleging that its post-repossession notices to defaulting borrowers failed to comply with certain aspects of California law. The plaintiffs seek compensatory and punitive damages, and equitable relief. Statewide classes have been certified in these matters, which are being treated on a coordinated basis. During the first quarter of 2009, Fireside Bank entered into a settlement agreement covering certain members of the classes, and this settlement has received preliminary approval by the court. The remaining, non-settling class members are former Fireside Bank customers against whom the bank has previously obtained deficiency judgments in separate legal proceedings. The trial court granted Fireside Bank’s motion to strike the plaintiffs’ allegations seeking to set aside these judgments, which ruling plaintiffs have appealed. Fireside Bank believes that the trial court’s ruling is in accordance with California law and should be upheld on appeal. Accordingly, the Company does not believe that the remaining issues in these lawsuits represent a significant exposure.

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

Summary of Results

The Company reported Net Loss of $5.6 million ($0.09 per unrestricted common share) for the three months ended March 31, 2009, compared to Net Income of $15.2 million ($0.24 per unrestricted common share) for the same period in 2008. The Company reported Loss from Continuing Operations of $6.3 million ($0.10 per unrestricted common share) for the three months ended March 31, 2009, compared to Income from Continuing Operations of $20.7 million ($0.32 per unrestricted common share) for the same period in 2008. As discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), results from continuing operations decreased for the three months ended March 31, 2009, due primarily to lower operating results in the Unitrin Specialty and Fireside Bank segments and higher realized investment losses from sales and write-downs of investments, partially offset by improved operating results in the Kemper segment. Included in the segment results were restructuring charges of $8.1 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively (see Note 12, “Restructuring Expense,” to the Condensed Consolidated Financial Statements and the individual segment MD&A’s for more information regarding restructuring charges. Loss from Continuing Operations for the three months ended March 31, 2009 also included an income tax provision of $6.8 million to increase the valuation allowance for deferred state income taxes, net of federal benefit, related to the Fireside Bank segment. Catastrophe losses from continuing operations were $14.4 million and $13.9 million before tax for the three months ended March 31, 2009 and 2008, respectively. The Company reported Income from Discontinued Operations of $0.7 million and Loss from Discontinued Operations of $5.5 million for the three months ended March 31, 2009 and 2008, respectively. There were no catastrophe losses reported from discontinued operations for the three months ended March 31, 2009, compared to catastrophe losses of $2.2 million before tax for the three months ended March 31, 2008.

Total Revenues were $688.6 million and $691.9 million for the three months ended March 31, 2009 and 2008, respectively, a decrease of $3.3 million. Total Revenues decreased due primarily to an increase in net realized investment losses and a decrease in Automobile Finance Revenues, partially offset by an increase in Earned Premiums.

Earned Premiums were $612.5 million and $575.9 million for the three months ended March 31, 2009 and 2008, respectively, an increase of $36.6 million. Earned premiums increased in all four insurance segments.

Automobile Finance Revenues decreased by $10.5 million for the three months ended March 31, 2009 compared to the same period in 2008, due primarily to lower average levels of loans outstanding and slightly lower yields on loans outstanding.

Net Investment Income increased by $1.1 million for the three months ended March 31, 2009 compared to the same period in 2008. See “Investment Results” of the MD&A for a discussion of Net Investment Income.

Net Realized Investment Gains (Losses) were losses of $24.2 million for the three months ended March 31, 2009 compared to gains of $6.2 million for the same period in 2008. Realized investment gains from the sales of a portion of the Company’s investment in Northrop Grumman Corporation (“Northrop”) common stock were $10.3 million for the three months ended March 31, 2008. There were no such sales of Northrop for the three months ended March 31, 2009. Net Realized Investment Gains (Losses) includes pretax losses of $25.0 million and $8.5 million for the three months ended March 31, 2009 and 2008, respectively, resulting from other than temporary declines in the fair values of investments. The Company cannot anticipate when or if similar net investment gains and losses may occur in the future.

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

The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of pension benefit obligations. The Company’s critical accounting policies with respect to the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of pension benefit obligations are described in the MD&A included in the 2008 Annual Report. There has been no material change, subsequent to December 31, 2008, to information previously disclosed in the 2008 Annual Report with respect to the Company’s critical accounting policies.

Kemper

Selected financial information for the Kemper segment follows:

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Earned Premiums:
Automobile	$146.1	$146.2
Homeowners	71.6	70.8
Other Personal	13.2	12.6

Total Earned Premiums	230.9	229.6
Net Investment Income	2.3	4.8
Other Income	0.1	0.1

Total Revenues	233.3	234.5

Incurred Losses and LAE	151.1	160.8
Insurance Expenses	69.2	65.0

Operating Profit	13.0	8.7
Income Tax Expense	(2.6)	(0.9)

Net Income	$10.4	$7.8

RATIOS BASED ON EARNED PREMIUMS

	Three Months Ended
	March 31, 2009	March 31, 2008
Incurred Loss and LAE Ratio (excluding Catastrophes)	62.3%	64.5%
Incurred Catastrophe Loss and LAE Ratio	3.1%	5.5%

Total Incurred Loss and LAE Ratio	65.4%	70.0%
Incurred Expense Ratio	30.0%	28.3%

Combined Ratio	95.4%	98.3%

Kemper (continued)

INSURANCE RESERVES

(Dollars in Millions)	March 31, 2009	Dec. 31, 2008
Insurance Reserves:
Personal Automobile	$320.6	$336.3
Homeowners	99.3	103.0
Other Personal	33.0	36.8

Insurance Reserves	$452.9	$476.1

Insurance Reserves:
Loss Reserves:
Case	$262.8	$273.3
Incurred but Not Reported	113.2	125.9

Total Loss Reserves	376.0	399.2
LAE Reserves	76.9	76.9

Insurance Reserves	$452.9	$476.1

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Favorable Loss and LAE Reserve
Development, Net (excluding Catastrophes)	$10.9	$14.8
Favorable Catastrophe Loss and LAE
Reserve Development, Net	7.3	2.2

Total Favorable Loss and LAE Reserve Development, Net	$18.2	$17.0

Loss and LAE Reserve Development as a Percentage of
Insurance Reserves at Beginning of Year	3.8%	3.4%

Earned Premiums in the Kemper segment increased by $1.3 million for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to higher earned premiums on homeowners insurance and other personal lines. Earned premiums on homeowners insurance increased by $0.8 million due primarily to higher average premium rates and higher volume, partially offset by the increased cost of reinsurance. Earned premiums on other personal insurance increased by $0.6 million due primarily to higher volume. Earned premiums on automobile insurance decreased by $0.1 million due primarily to lower average premium rates, partially offset by higher volume.

Net Investment Income decreased by $2.5 million for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to higher net investment losses from investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting. The Kemper segment reported a net investment loss of $6.2 million from these investments for three months ended March 31, 2009, compared to a net investment loss of $4.5 million for the same period in 2008.

Operating Profit in the Kemper segment increased by $4.3 million for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to lower incurred losses and LAE, partially offset by higher insurance expenses and lower Net Investment Income.

Kemper (continued)

Homeowners insurance incurred losses and LAE were $45.0 million for the three months ended March 31, 2009, compared to $51.0 million for the same period in 2008. Homeowners insurance incurred losses and LAE decreased due primarily to higher favorable catastrophe loss and LAE reserve development, partially offset by higher non-catastrophe, weather-related losses and LAE. Catastrophe loss and LAE reserve development on homeowners insurance had a favorable effect of $7.1 million for the three months ended March 31, 2009, compared to a favorable effect of $1.9 million for the same period in 2008. Catastrophe loss and LAE reserve development for the three months ended March 31, 2009 included favorable development of $4.9 million on Hurricanes Ike and Gustav, both of which occurred in the third quarter of 2008.

Automobile insurance incurred losses and LAE were $100.6 million for the three months ended March 31, 2009, compared to $103.1 million for the same period in 2008. Automobile insurance incurred losses and LAE decreased due primarily to the lower non-catastrophe loss and LAE (excluding development), partially offset by lower favorable loss and LAE reserve development. Non-catastrophe loss and LAE (excluding development) decreased due primarily to lower average, estimated severity of losses. Loss and LAE reserve development on automobile insurance had a favorable effect of $8.7 million for the three months ended March 31, 2009, compared to a favorable effect of $13.9 million for the same period in 2008.

See MD&A, “Critical Accounting Estimates,” of the 2008 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.

Insurance Expenses increased by $4.2 million for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to higher commission expenses and certain employee termination costs.

Net Income in the Kemper segment increased by $2.6 million for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to the changes in Operating Profit. The Kemper segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $5.8 million in the first quarter of 2009, compared to $6.4 million for the same period in 2008.

Unitrin Specialty

Selected financial information for the Unitrin Specialty segment follows:

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Earned Premiums:
Personal Automobile	$117.1	$92.2
Commercial Automobile	15.5	22.6

Total Earned Premiums	132.6	114.8
Net Investment Income	1.1	2.2

Total Revenues	133.7	117.0

Incurred Losses and LAE	108.6	91.5
Insurance Expenses	25.1	22.5

Operating Profit	—	3.0
Income Tax Benefit (Expense)	1.0	(0.1)

Net Income	$1.0	$2.9

RATIOS BASED ON EARNED PREMIUMS

	Three Months Ended
	March 31, 2009	March 31, 2008
Incurred Loss and LAE Ratio (excluding Catastrophes)	81.3%	79.5%
Incurred Catastrophe Loss and LAE Ratio	0.6%	0.2%

Total Incurred Loss and LAE Ratio	81.9%	79.7%
Incurred Expense Ratio	18.9%	19.6%

Combined Ratio	100.8%	99.3%

Unitrin Specialty (continued)

INSURANCE RESERVES

(Dollars in Millions)	March 31, 2009	Dec. 31, 2008
Insurance Reserves:
Personal Automobile	$177.6	$175.7
Commercial Automobile	104.4	107.2
Other	10.1	10.2

Insurance Reserves	$292.1	$293.1

Insurance Reserves:
Loss Reserves:
Case	$176.3	$179.6
Incurred but Not Reported	77.5	76.3

Total Loss Reserves	253.8	255.9
LAE Reserves	38.3	37.2

Insurance Reserves	$292.1	$293.1

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$0.2	$0.7
Adverse Catastrophe Loss and LAE Reserve Development, Net	(0.1)	—

Total Favorable Loss and LAE Reserve Development, Net	$0.1	$0.7

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	0.0%	0.3%

Earned Premiums in the Unitrin Specialty segment increased by $17.8 million for the three months ended March 31, 2009, compared to the same period in 2008, due to higher earned premiums on personal automobile insurance, partially offset by lower earned premiums on commercial automobile insurance. Personal automobile insurance earned premiums increased by $24.9 million due to higher volume, partially offset by lower average earned premium rates. Personal automobile insurance volume increased due primarily to lower overall premium rates in the state of California. Commercial automobile insurance earned premiums decreased by $7.1 million due primarily to lower volume resulting from increased competition. In the fourth quarter of 2008, Unitrin Specialty implemented in certain key states several initiatives targeted to stabilize commercial automobile premium volume, including introducing a new commercial insurance product for light commercial vehicles, lowering down payment requirements for certain commercial automobile insurance risks and introducing improved internet-enabled commercial lines rating technology. While these initiatives appear to have stabilized new business production in these states, commercial automobile insurance premium volume decreased in the first quarter of 2009, compared to the first quarter of 2008, due primarily to a lower level of renewal policies. In 2009, Unitrin Specialty expects to continue to implement these initiatives in the remaining states where it writes commercial automobile insurance.

Net Investment Income decreased by $1.1 million for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting. The Unitrin Specialty segment reported net investment losses of $3.0 million from these investments for the three months ended March 31, 2009, compared to net investment losses of $2.0 million for the same period in 2008.

Unitrin Specialty (continued)

The Unitrin Specialty segment reported break-even operating results for the three months ended March 31, 2009, compared to an Operating Profit of $3.0 million for the same period in 2008. Operating results decreased due primarily to higher incurred losses and LAE as a percentage of earned premiums in personal automobile insurance and the lower Net Investment Income, partially offset by lower incurred losses and LAE as a percentage of earned premiums in commercial automobile insurance and lower insurance expenses as a percentage of earned premiums.

Personal automobile insurance incurred losses and LAE as a percentage of earned premiums increased due primarily to the significant growth in new personal automobile insurance volume in California in 2008, the unfavorable effects of loss and LAE reserve development (which recognizes changes in estimates of prior year loss and LAE reserves in the current period), and higher catastrophe losses and LAE. Historically, incurred losses and LAE as a percentage of earned premiums for personal automobile insurance have been higher for new business than they have been for renewal business. As the newer California book of business written in 2008 renews in 2009 and premium rate increases take effect in the Unitrin Specialty segment’s major markets, California and Texas, Unitrin Specialty anticipates that incurred losses and LAE as a percentage of earned premiums will decrease during the remainder of 2009. Personal automobile insurance loss and LAE reserve development had an adverse effect of $0.8 million in the first quarter of 2009, compared to a favorable effect of $0.5 million for the same period in 2008. Catastrophe losses and LAE on personal automobile insurance were $0.9 million for the three months ended March 31, 2009, compared to $0.2 million for the same period in 2008.

For the three months ended March 31, 2009, commercial automobile insurance incurred losses and LAE as a percentage of earned premiums decreased due primarily to higher favorable loss and LAE reserve development. Commercial automobile insurance loss and LAE reserve development had a favorable effect of $0.9 million in the first quarter of 2009, compared to a favorable effect of $0.2 million for the same period in 2008.

See MD&A, “Critical Accounting Estimates,” of the 2008 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Insurance expenses as a percentage of earned premiums decreased for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to greater economies of scale as the Unitrin Specialty segment increased its earned premiums base.

Net Income in the Unitrin Specialty segment decreased by $1.9 million for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to the lower operating results. The Unitrin Specialty segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $2.8 million for both the three months ended March 31, 2009 and 2008.

Unitrin Direct

Selected financial information for the Unitrin Direct segment follows:

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Earned Premiums:
Automobile	$80.8	$70.5
Homeowners	1.7	1.5
Other	0.1	0.1

Total Earned Premiums	82.6	72.1
Net Investment Income	0.8	1.1
Other Income	—	0.1

Total Revenues	83.4	73.3

Incurred Losses and LAE	64.0	57.7
Insurance Expenses	27.9	25.5

Operating Loss	(8.5)	(9.9)
Income Tax Benefit	3.6	4.0

Net Loss	$(4.9)	$(5.9)

RATIOS BASED ON EARNED PREMIUMS

	Three Months Ended
	March 31, 2009	March 31, 2008
Incurred Loss and LAE Ratio (excluding Catastrophes)	77.0%	79.6%
Incurred Catastrophe Loss and LAE Ratio	0.5%	0.4%

Total Incurred Loss and LAE Ratio	77.5%	80.0%
Incurred Expense Ratio	33.8%	35.4%

Combined Ratio	111.3%	115.4%

Unitrin Direct (continued)

INSURANCE RESERVES

(Dollars in Millions)	March 31, 2009	Dec. 31, 2008
Insurance Reserves:
Personal Automobile	$252.6	$159.3
Homeowners	3.0	3.1
Other	1.0	0.7

Insurance Reserves	$256.6	$163.1

Insurance Reserves:
Loss Reserves:
Case	$139.5	$97.9
Incurred but Not Reported	71.1	37.5

Total Loss Reserves	210.6	135.4
LAE Reserves	46.0	27.7

Insurance Reserves	$256.6	$163.1

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$4.0	$0.5
Favorable (Adverse) Catastrophe Loss and LAE Reserve Development, Net	(0.2)	—

Total Favorable Loss and LAE Reserve Development, Net	$3.8	$0.5

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	2.3%	0.4%

On February 13, 2009, the Company completed its acquisition of Direct Response in a cash transaction. Direct Response specializes in the sale of personal automobile insurance through direct mail and the Internet through web insurance portals and its own websites, Response.com and Teachers.com. The results for Direct Response are included in the Unitrin Direct business segment from the date of acquisition. Direct Response had earned premiums of $17.2 million since the date of acquisition through March 31, 2009. Unitrin Direct intends to combine its existing back office operations with those of Direct Response to further improve Unitrin Direct’s operating scale over time.

Excluding the impact of the Direct Response acquisition, earned premiums in the Unitrin Direct segment decreased by $6.7 million. During the second half of 2008, Unitrin Direct began to moderate its marketing spending while modifying its direct mail marketing program to target a better response rate and place greater emphasis on improving Losses and LAE as a percentage of Earned Premiums through improved premium rate adequacy and improved insurance risk selection. The Unitrin Direct segment has implemented and continues to implement rate increases in most states. The Unitrin Direct segment plans to continue to further reduce its marketing spending for the remainder of 2009 and, accordingly, expects earned premiums, excluding the impact of the Direct Response acquisition, to continue to decline in 2009 compared to 2008.

Net Investment Income decreased by $0.3 million for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to lower net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting, partially offset by higher levels of investments allocated to the Unitrin Direct segment, due in part to the acquisition of Direct Response. The Unitrin Direct segment reported a net investment loss of $2.2 million from investments in limited liability investment companies and limited partnerships for the three months ended March 31, 2009, compared to a net investment loss of $1.1 million for the same period in 2008.

Unitrin Direct (continued)

The Unitrin Direct segment reported Operating Losses of $8.5 million and $9.9 million for the three months ended March 31, 2009 and 2008, respectively. Operating Loss for Direct Response, including restructuring costs of $1.3 million, was $2.1 million since the date of acquisition. Excluding the operating loss from Direct Response since the date of the acquisition, the Unitrin Direct segment’s Operating Loss was $6.4 million for the three months ended March 31, 2009, compared to $9.9 million for same period in 2008. Excluding the impact of the acquisition of Direct Response, operating results in the Unitrin Direct segment improved due primarily to lower volume of unprofitable business, lower Incurred Losses and LAE and lower Insurance Expenses for the three months ended March 31, 2009, compared to the same period in 2008.

Incurred Losses and LAE as a percentage of earned premiums for the Unitrin Direct segment’s book of business was significantly higher than that required to produce a profit for both the three months ended March 31, 2009 and 2008. Incurred Losses and LAE, excluding the impact of the Direct Response acquisition, decreased by $8.2 million for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to the impact of higher favorable loss reserve development (which recognizes changes in estimates of prior year reserves in the current period) in 2009, compared to 2008, and the impact of the premium rate increases implemented in 2008. Favorable loss and LAE reserve development for the Unitrin Direct segment was $3.8 million for the three months ended March 31, 2009, compared to favorable development of $0.5 million for the same period in 2008. See MD&A, “Critical Accounting Estimates,” in the 2008 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE. Catastrophe losses and LAE for the Unitrin Direct segment were $0.4 million for the three months ended March 31, 2009, compared to $0.3 million for the same period in 2008.

Insurance Expenses were $27.9 million for the three months ended March 31, 2009, compared to $25.5 million for the same period in 2008. Insurance Expenses for Direct Response, including restructuring costs of $1.3 million, were $5.0 million since the date of acquisition. Insurance Expenses, excluding the impact of the Direct Response acquisition, decreased by $2.6 million in 2009, due primarily to the reduction in marketing expense. Marketing spending decreased by $2.6 million for the three months ended March 31, 2009, compared to the same period in 2008. Direct marketing initiatives in 2008 contributed to the Unitrin Direct segment’s relatively higher Insurance Expenses as a percentage of Earned Premiums, compared to the Kemper and Unitrin Specialty segments which market their insurance products through independent agents. Direct marketing, as compared to independent agency marketing, initially results in higher expenses as a percentage of earned premiums because up-front marketing costs, to the extent they are not deferrable, are expensed as incurred, generally prior to when premiums are written and subsequently earned. Written premiums are recognized as earned premiums over the terms of the respective policies; therefore, premiums from the sales of policies resulting from marketing spending typically take several months to be earned.

Unitrin Direct reported a Net Loss of $4.9 million for the three months ended March 31, 2009, compared to a Net Loss of $5.9 million for the same period in 2008. Excluding a Net Loss of $1.2 million from Direct Response since the date of the acquisition, the Unitrin Direct segment’s Net Loss was $3.7 million for the three months ended March 31, 2009. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $2.0 million in 2009, compared to $1.5 million for the same period in 2008.

The Unitrin Direct segment continues to implement several initiatives to improve its operating results. Over the remainder of 2009, excluding the impact of the Direct Response acquisition, these initiatives will result in a decrease in new business. Accordingly, the Unitrin Direct segment’s book of business is expected to have more renewal business as a percentage of its total book of business. Typically, incurred losses and LAE as a percentage of earned premiums for personal automobile insurance are higher for new business than they are for renewal business. As the Unitrin Direct book of business matures and premium rate increases are implemented at renewal and earned over the terms of the policies, the Company expects losses and LAE as a percentage of Earned Premiums for the renewal book of business to decrease. Unitrin Direct anticipates its marketing spending to remain significantly lower in 2009 compared to 2008, due to the moderation of its marketing efforts. The Unitrin Direct segment also continues to improve operating scale by eliminating redundant back office operations and reducing staffing due to the moderation of its marketing efforts and the acquisition of Direct Response. Unitrin Direct expects to reduce staffing, including staffing at Direct Response, by

Unitrin Direct (continued)

25% in 2009 and to close certain office locations in 2009. Total restructuring costs related to these expense savings initiatives are currently estimated to range between $9 million and $12 million, of which $1.3 million was expensed in the first quarter of 2009. The Unitrin Direct segment currently estimates that these expense savings initiatives, when fully implemented, will result in annualized expense savings of $30 million in the Unitrin Direct segment.

The Unitrin Direct segment anticipates that these initiatives, along with the acquisition of Direct Response, will significantly improve its operating results for the remainder of 2009. However, given the level of improvement required to be profitable and the current economic conditions, the Company does not anticipate that the Unitrin Direct segment will be profitable in 2009.

Life and Health Insurance

Selected financial information for the Life and Health Insurance segment follows:

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Earned Premiums:
Life	$100.7	$94.2
Accident and Health	39.4	39.1
Property	26.3	26.1

Total Earned Premiums	166.4	159.4
Net Investment Income	41.2	32.6
Other Income	0.3	0.2

Total Revenues	207.9	192.2
Policyholders’ Benefits and Incurred Losses and LAE	115.6	100.8
Insurance Expenses	68.9	67.0

Operating Profit	23.4	24.4
Income Tax Expense	(8.4)	(9.4)

Net Income	$15.0	$15.0

INSURANCE RESERVES

(Dollars in Millions)	March 31, 2009	Dec. 31, 2008
Insurance Reserves:
Future Policyholder Benefits	$2,923.6	$2,912.5
Incurred Losses and LAE:
Life	38.6	36.6
Accident and Health	24.3	23.6
Property	28.9	23.0

Total Incurred Losses and LAE	91.8	83.2

Insurance Reserves	$3,015.4	$2,995.7

On April 1, 2008, Unitrin completed its acquisition of Primesco in a cash merger transaction. Primesco’s wholly-owned subsidiaries, Mutual Savings Life and Mutual Savings Fire, specialize in the sale of life, health and fire insurance products to persons of modest financial means primarily in the states of Alabama, Georgia and Mississippi. Results for Primesco and its subsidiaries are included in the Company’s results of operations from the date of acquisition.

Life and Health Insurance (continued)

Earned Premiums in the Life and Health Insurance segment increased by $7.0 million for the three months ended March 31, 2009, compared to the same period in 2008. Earned Premiums in the Life and Health Insurance segment for the three months ended March 31, 2009 included earned premiums of $12.6 million resulting from the Primesco acquisition, of which $9.8 million was from life insurance, $1.9 million was from accident and health insurance and $0.9 million was from property insurance.

Excluding the impact of the Primesco acquisition, Earned Premiums in the Life and Health Insurance segment decreased by $5.6 million for the three months ended March 31, 2009, compared to the same period in 2008. Earned premiums on life insurance decreased by $3.3 million for the three months ended March 31, 2009 due primarily to lower volume. Earned premiums on accident and health insurance decreased by $1.6 million for the three months ended March 31, 2009, as the volume of limited benefit medical and Medicare supplement products declined by $2.3 million, while higher average premium rates for those same products increased earned premiums by $0.7 million. Earned premiums on property insurance sold by the Life and Health Insurance segment’s career agents decreased by $0.7 million for the three months ended March 31, 2009 due primarily to lower volume, due in part to the Company’s strategy to reduce coastal exposures, partially offset by lower catastrophe reinsurance premiums.

Catastrophe reinsurance premiums, which reduce the Life and Health Insurance segment’s earned premiums on property insurance, decreased by $0.4 million due primarily to lower premium volume resulting in part from reduced coastal exposures and a decrease in the Life and Health Insurance segment’s upper retention limits. The Life and Health Insurance segment purchased catastrophe reinsurance coverage of $32.0 million in excess of a retention of $8.0 million under its 2009 catastrophe reinsurance program, compared to reinsurance coverage of $74.0 million in excess of a retention of $6.0 million under its 2008 catastrophe reinsurance program. The Life and Health Insurance segment’s property insurance products provide fire and allied lines coverage for modest value dwellings and personal property. Dwelling coverage represented approximately 43% of the segment’s property insurance premiums in 2008. In January 2006, the Life and Health Insurance segment halted new sales of dwelling coverage in coastal areas. In the third quarter of 2007, the Life and Health Insurance segment non-renewed dwelling coverage in certain coastal areas of the Gulf and southeastern United States. In the fourth quarter of 2008, the Life and Health Insurance segment halted new sales of dwelling coverage in all markets. In the first quarter of 2009, the Life and Health Insurance segment began non-renewing dwelling coverage in additional coastal areas of Texas and Louisiana located farther inland from the areas in which dwelling coverage was non-renewed in 2007 and certain coastal areas of South Carolina. The Life and Health Insurance segment believes that these actions have reduced its exposure to catastrophe risks and will continue to reduce its exposure to catastrophe risks over time.

Net Investment Income increased by $8.6 million for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to $5.4 million of net investment income from Primesco for the three months ended March 31, 2009 and lower losses from investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting. The Life and Health Insurance segment reported net investment losses of $6.6 million from its investments in limited liability investment companies and limited partnerships for the three months ended March 31, 2009, compared to net investment losses of $10.5 million for the same period in 2008.

Operating Profit in the Life and Health Insurance segment decreased by $1.0 million for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to higher catastrophe losses and LAE, net of reinsurance, on property insurance sold by the Life and Health Insurance segment’s career agents, higher policyholders’ benefits as a percentage of earned premiums on life insurance and higher insurance expenses, partially offset by the higher Net Investment Income.

Catastrophe losses and LAE (including development), net of reinsurance, on property insurance were $6.2 million for the three months ended March 31, 2009, compared to $0.6 million for the same period in 2008. Catastrophe losses for the three months ended March 31, 2009 included unfavorable development of $4.5 million due primarily to unfavorable development on Hurricanes Rita and Ike related to a change in the Company’s estimate of the cost to settle certain legal matters. Catastrophe losses and LAE for the three months ended March 31, 2008 included favorable development of $1.3 million, due primarily to favorable development on Hurricane Rita related to a change in the Company’s estimate of the cost to settle certain legal matters. The Life and Health Insurance segment has a number of pending legal matters related to Hurricanes Rita and Ike and could continue to report either favorable or unfavorable development in future periods depending on the resolution of these matters.

Life and Health Insurance (continued)

Excluding the increase in catastrophe losses and LAE, Policyholders’ Benefits and Incurred Losses and LAE increased in total for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to the inclusion of Primesco in 2009 and increased as a percentage of earned premiums due primarily to higher policyholders’ benefits on life insurance as a percentage of earned premiums, due in part to an increase in mortality. Policyholders’ Benefits and Incurred Losses and LAE from the Primesco acquisition were $8.1 million for the three months ended March 31, 2009.

Insurance Expenses increased by $1.9 million for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to the inclusion of Primesco in 2009 and higher compensation expense related to newly-hired career agents, partially offset by lower commission expense related to the Life and Health Insurance segment’s more tenured career agents and lower other insurance expenses, excluding Primesco. Compensation expense related to newly-hired career agents increased due to the hiring of additional career agents. Certain compensation costs not directly associated with the issuance of policies are expensed as salary when incurred as opposed to deferred and amortized over the life of the policy. Such non-deferrable costs as a percentage of a career agent’s compensation are generally higher for newly-hired career agents during the period when they are being trained and establishing their book of business. Over time, the Company expects these newly-hired career agents to increase the volume of insurance in force, leading to an increase in earned premiums. Excluding the impact of the Primesco acquisition, compensation expense related to career agents decreased in 2009 due primarily to lower volume of insurance in force.

Other insurance expenses increased due primarily to the inclusion of certain redundant home office costs related to the acquisition of Primesco, partially offset by the allocation of certain costs to LAE. Since the 2008 acquisition of Primesco, the Life and Health Insurance segment has incurred certain redundant expenses associated with maintaining Primesco’s home office and has focused on eliminating these redundant expenses by consolidating the Primesco home office operations into the Career Agency Company home office. The consolidation of the two home offices was substantially completed during the first quarter of 2009 and will result in lower home office expenses as a percentage of earned premiums from the additional scale provided by the acquisition. Because the redundant home office expenses, which were incurred throughout 2008, have been substantially eliminated by the end of the first quarter of 2009, the Life and Health Insurance segment anticipates that its home office expenses as a percentage of earned premiums will decrease during the remainder of 2009, compared to the same period in 2008. For a period of time following major hurricanes such as Ike and Gustav in 2008, certain employees, whose compensation is typically classified as Insurance Expenses, temporarily assist the Life and Health Insurance segment’s claim function and a proportionate amount of their compensation is then classified as LAE instead of as Insurance Expenses. Other insurance expenses decreased in part due to a greater proportion of such compensation classified as LAE for the three months ended March 31, 2009, compared to the same period in 2008.

Net Income in the Life and Health Insurance segment was $15.0 million for both the three months ended March 31, 2009 and 2008.

Fireside Bank

Selected financial information for the Fireside Bank segment follows:

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Interest, Loan Fees and Earned Discount	$51.8	$61.8
Other Automobile Finance Revenues	1.1	1.6

Total Automobile Finance Revenues	52.9	63.4
Net Investment Income	0.9	1.8

Total Revenues	53.8	65.2

Provision for Loan Losses	20.0	27.2
Interest Expense on Certificates of Deposits	12.6	15.7
General and Administrative Expenses	26.4	26.7

Operating Loss	(5.2)	(4.4)
Income Tax Benefit (Expense)	(4.7)	1.8

Net Loss	$(9.9)	$(2.6)

Automobile Loan Originations	$75.1	$178.2

Weighted-Average Interest Yield on Certificates of Deposits	4.7%	4.9%

Automobile Loan Receivables

(Dollars in Millions)	March 31, 2009	Dec. 31, 2008
Sales Contracts and Loans Receivable	$1,136.9	$1,213.1
Unearned Discounts and Deferred Fees	(11.7)	(14.4)

Net Automobile Loan Receivables Outstanding	1,125.2	1,198.7
Reserve for Loan Losses	(113.6)	(120.1)

Automobile Loan Receivables	$1,011.6	$1,078.6

Percentage of Net Automobile Loan Receivables Outstanding:
Current Loan Balances	69.1%	61.6%
Delinquent Loan Balances:
Less than 30 Days Delinquent	21.7%	26.1%
30 Days to 59 Days Delinquent	6.6%	8.6%
60 Days to 89 Days Delinquent	1.9%	2.7%
Delinquent 90 Days and Greater	0.7%	1.0%

Total Delinquent Loan Balances	30.9%	38.4%

Ratio of Reserve for Loan Losses to Net Automobile Loan Receivables Outstanding	10.1%	10.0%

Fireside Bank (continued)

Reserve For Loan Losses

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Reserve for Loan Losses—Beginning of Period	$120.1	$148.4
Provision for Loan Losses	20.0	27.2
Net Charge-off:
Automobile Loan Receivables Charged-off	(36.3)	(50.3)
Automobile Loan Receivables Recovered	9.8	11.3

Net Charge-off	(26.5)	(39.0)

Reserve for Loan Losses—End of Period	$113.6	$136.6

Capital

(Dollars in Millions)	March 31, 2009	Dec. 31, 2008
Capital	$229.6	$239.6

On March 24, 2009, Unitrin announced that Fireside Bank would be suspending all new lending activity as part of a plan to exit the automobile finance business. The exit plan envisions an orderly wind-down of Fireside Bank’s operations over the next several years. Fireside will continue to collect outstanding loan balances and make interest payments and redemptions on outstanding certificates of deposit in the ordinary course of business. Following the announcement, Fireside Bank ceased accepting new loan applications, but continued to process loan applications that had been submitted prior to the announcement. Fireside Bank anticipates loan originations from such pending loan applications will be approximately $2 million in the second quarter of 2009. Fireside Bank also has ceased opening new certificate of deposit accounts. Fireside Bank intends to close its remaining branch offices in the third and fourth quarters of 2009, after which time its remaining operations will be conducted from its home office in California and a collection call center in Arizona. In addition to restructuring costs of $5.4 million before tax incurred in the first quarter of 2009, Fireside Bank expects to incur restructuring costs ranging from $14 million to $21 million before tax during the next several years in connection with the exit plan.

Interest, Loan Fees and Earned Discounts in the Fireside Bank segment decreased by $10.0 million for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to lower levels of Sales Contracts and Loans Receivables and slightly lower yields. Sales, Contracts and Loans Receivable were $1,136.9 million at March 31, 2009, compared to $1,362.1 million at March 31, 2008. Fireside Bank has no loans outstanding that are secured by real estate. Fireside Bank has not sold or securitized any portion of its loan portfolio.

Operating Loss increased to $5.2 million for the three months ended March 31, 2009, from $4.4 million for the three months ended March 31, 2008, due primarily to lower Interest, Loan Fees and Earned Discounts and increased restructuring charges, partially offset by reductions in Provision for Loan Losses, Interest Expense on Certificates of Deposits and General and Administrative Expenses. Provision for Loan Losses decreased by $7.2 million for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to the reduced level of Automobile Loan Originations, partially offset by additions to the Reserve for Loan Losses for automobile loans originated in 2006, 2007 and 2008. The Reserve for Loan Losses is maintained at a level that considers such factors as actual and expected loss experience and economic conditions to provide for estimated loan losses. Any change in these factors will result in either an addition or reduction to the Reserve for Loan Losses in future quarters. Net charge-off decreased by $12.5 million for the three months ended March 31, 2009, compared to the same period in 2008, due to the lower level of automobile loan receivables and improved collection results. Approximately 65 percent of Net Automobile Loan Receivables are concentrated in the state of California.

Fireside Bank (continued)

Interest Expense on Certificates of Deposits decreased by $3.1 million for the three months ended March 31, 2009, compared to the same period in 2008, due to lower levels of deposits and lower rates of interest.

General and Administrative Expenses decreased by $0.3 million for the three months ended March 31, 2009, compared to the same period in 2008. Fireside Bank incurred $5.4 million of pre-tax restructuring charges for the three months ended March 31, 2009 related to its plan to exit the automobile finance business. Fireside Bank incurred $2.3 million of pre-tax restructuring charges for the three months ended March 31, 2008 related to the consolidation of its branch operations from 26 California branches at December 31, 2007 to eight California branches at March 31, 2008 and the centralization of its collection operations into two call centers.

Net Loss in the Fireside Bank segment increased by $7.3 million for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to the lower Operating Profit and higher income tax expense. Income tax expense increased due primarily to a $6.8 million increase in the valuation allowance for deferred state income taxes, net of federal benefit, due to the decision to exit the automobile finance business. The Fireside Bank segment’s effective tax rate differs from the Federal statutory tax rate due primarily to state income taxes.

Investment Results

Net Investment Income increased by $1.1 million for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to higher investment income from investments in fixed maturities, offset by lower dividend income from investments in equity securities and lower investment income from short-term investments. Net investment income from fixed maturities increased due primarily to higher volume, principally related to the acquisitions of Primesco and Direct Response. Dividend income from investments in equity securities decreased due primarily to sales of the vast majority of the Company’s investments in Northrop common stock and other publicly-traded common stocks during 2008. Net Investment Income from short-term investments decreased due primarily to substantially lower yields.

Investment Results (continued)

Net Comprehensive Investment Gains (Losses) are comprised of realized investment gains and losses reported in the Statement of Operations and unrealized investment gains and losses that are not reported in the Statement of Operations, but rather are reported in the Statement of Comprehensive Income (Loss). The components of Net Comprehensive Investment Gains (Losses) for the three months ended March 31, 2009 and 2008 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2009	March 31, 2008
Fixed Maturities:
Recognized in Statement of Operations:
Gains on Dispositions	$0.4	$0.5
Losses on Dispositions	—	(0.1)
Losses from Write-downs	(21.6)	(0.6)

Total Recognized in Statement of Operations	(21.2)	(0.2)
Recognized in Other Comprehensive Loss	(44.0)	(9.9)

Total Comprehensive Investment Losses on Fixed Maturities	(65.2)	(10.1)

Equity Securities:
Recognized in Statement of Operations:
Gains on Dispositions	0.5	16.1
Losses on Dispositions	—	(1.3)
Losses from Write-downs	(3.4)	(7.9)

Total Recognized in Statement of Operations	(2.9)	6.9
Recognized in Other Comprehensive Loss	(24.4)	(65.4)

Total Comprehensive Investment Losses on Equity Securities	(27.3)	(58.5)

Other Investments:
Recognized in Statement of Operations:
Losses on Dispositions	—	(0.2)
Trading Securities Net Losses	(0.1)	(0.3)

Total Recognized in Statement of Operations	(0.1)	(0.5)

Total Comprehensive Investment Losses	$(92.6)	$(69.1)

Recognized in Statement of Operations	$(24.2)	$6.2
Recognized in Other Comprehensive Loss	(68.4)	(75.3)

Total Comprehensive Investment Losses	$(92.6)	$(69.1)

Total Comprehensive Investment Losses for the three months ended March 31, 2009 included unrealized losses of $68.9 million before tax and gains from foreign currency translation adjustments on investments of $0.5 million before tax.

Total Comprehensive Investment Losses include net losses recognized in the Condensed Consolidated Statement of Operations of $24.2 million for the three months ended March 31, 2009, compared to net gains recognized in the Condensed Consolidated Statement of Operations of $6.2 million for the same period in 2008. Total Comprehensive Investment Losses for the three months ended March 31, 2009 and 2008 include losses recognized in the Condensed Consolidated Statement of Operations of $25.0 million and $8.5 million, respectively, resulting from other than temporary declines in the fair values of investments. The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other than temporary declines in fair value are reported in the Condensed Consolidated Statements of Operations in the period that the declines were determined to be other than temporary. Net gains recognized in the Condensed Consolidated Statement of Operations include net gains from sales of investments of $0.9 million for the three months ended March 31, 2009, compared to $15.0 million for the same period in 2008. Net gains recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2008 included net gains of $10.3 million from sales of a portion of the Company’s investment in Northrop common stock.

Investment Quality and Concentrations

The Company’s fixed maturity investment portfolio is comprised primarily of high grade bonds due at a single maturity date. At March 31, 2009, nearly 95% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poor’s; a rating of Aaa, Aa, A or Baa from Moody’s; or a rating from the National Association of Insurance Companies (“NAIC”) of 1 or 2. The Company has not made significant investments in securities that are directly related to sub-prime mortgage loans including, but not limited to, collateralized debt obligations and structured investment vehicles.

The following table summarizes the credit quality of the fixed maturity investment portfolio at March 31, 2009 and December 31, 2008:

		March 31, 2009		December 31, 2008
NAIC Rating	Standard & Poor’s Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,571.5	82.9%	$3,464.5	83.7%
2	BBB	512.0	11.9%	449.5	10.9%
3	BB	109.9	2.5%	89.3	2.2%
4	B	36.2	0.8%	42.9	1.0%
5	CCC	55.4	1.3%	76.9	1.9%
6	In or Near Default	25.1	0.6%	12.8	0.3%

	Total Investments in Fixed Maturities	$4,310.1	100.0%	$4,135.9	100.0%

Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $41.2 million and $33.4 million at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009, the Company had $1,449.5 million of investments in obligations of states, municipalities and political subdivisions, of which $617.3 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment strategy has always been to focus on the underlying credit rating of the issuer and not to rely upon the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the average underlying rating of the Company’s investments in obligations of states, municipalities and political subdivisions, is AA, the majority of which consists of direct obligations of a state.

The following table summarizes the credit enhanced ratings and underlying ratings of the Company’s investments in obligations of states, municipalities and political subdivisions, which are included in the preceding table of the credit quality of the Company’s entire portfolio of investments in fixed maturities, at March 31, 2009:

	Credit Enhanced Rating		Underlying Rating
	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
AAA	$269.2	18.6%	$265.0	18.3%
AA	1,036.9	71.6%	1,020.7	70.4%
A	126.6	8.7%	146.9	10.1%
BBB	15.0	1.0%	12.0	0.8%
Below Investment Grade	1.8	0.1%	4.9	0.4%

Total Investments in States, Municipalities and Political Subdivisions	$1,449.5	100.0%	$1,449.5	100.0%

Investment Quality and Concentrations (continued)

The following table summarizes the fair value of the Company’s investments in Fixed Maturities by industry at March 31, 2009 and December 31, 2008:

(Dollars in Millions)	March 31, 2009	Dec. 31, 2008
States, Municipalities and Political Subdivisions	$1,449.5	$1,308.5
U.S. Government and Government Agencies and Authorities	961.0	979.1
Manufacturing	923.8	877.2
Banking, Finance, Insurance and Real Estate	527.2	546.6
Transportation, Communication and Utilities	213.7	193.0
Services	124.2	119.6
Mining	49.6	44.3
Wholesale Trade	34.8	30.5
Retail Trade	25.7	25.4
Other	0.6	11.7

Total Investments in Fixed Maturities	$4,310.1	$4,135.9

Fifty-five companies comprised over 75% of the Company’s fixed maturity exposure to the Manufacturing industry at March 31, 2009, with the largest single exposure, United Technologies Corporation, comprising 2.5%, or $23.1 million, of the Company’s fixed maturity exposure to such industry. Twenty-six companies comprised over 75% of the Company’s exposure to the Banking, Finance, Insurance and Real Estate industry at March 31, 2009, with the largest single exposure, Special Value Opportunity Fund auction rate preferred stocks, comprising 12.2%, or $64.1 million, of the Company’s exposure to such industry.

The Company also has exposure to the Banking, Finance, Insurance and Real Estate industries by virtue of its investments in perpetual preferred stocks of issuers in these industries. Unrealized losses on these investments, which are classified as Investments in Equity Securities in the Condensed Consolidated Balance Sheet, were $53.6 million at March 31, 2009. The Company considers the debt-like characteristics of these perpetual preferred stocks along with issuer ratings when evaluating impairment and considers the Company’s ability and intent to hold these securities to recovery when assessing whether the decline in fair value of any particular investment in a preferred stock is other than temporary. All such preferred stocks paid dividends at the stated dividend rate during the three months ended March 31, 2009. Based on evaluation of these factors as well as other factors at March 31, 2009, the Company concluded that the declines in the fair values of the perpetual preferred stocks of these banking institutions were temporary in nature, largely driven by current market conditions, and since the Company intends to hold the securities until recovery, the impairments should not be recognized in the Condensed Consolidate Statement of Operations for the three months ended March 31, 2009. The FDIC has developed stress tests to further assess the capital adequacy of U.S. banks. Depending on the results of such stress tests, one or more of the banks that the Company has investments in perpetual preferred stocks may be required to raise additional capital, which may include offering to exchange newly issued common stock for outstanding preferred stock, or suspend dividends on its preferred stock. Depending on the future actions any particular bank may take, the Company may determine that its impairment is other than temporary and record a realized loss.

Investment Quality and Concentrations (continued)

The following table summarizes the fair value of the Company’s ten largest investment exposures at March 31, 2009:

(Dollars in Millions)
U.S. Treasury Bonds, Notes and Bills:
Fixed Maturities	$284.6
Short Term	127.7

Total U.S. Treasuries	412.3

Ginnie Mae:
Fixed Maturities	403.9
Tennebaum Capital Partners Sponsored Entities:
Fixed Maturities	64.1
Limited Liability Investment Companies and Limited Partnerships	128.6

Total Tennebaum Capital Partners Sponsored Entities	192.7

State of Louisiana and Political Subdivisions Thereof:
Fixed Maturities	141.6
Intermec:
Investment in Investee	131.6
Fannie Mae:
Fixed Maturities	115.0
Short Term	0.2

Total Fannie Mae	115.2

Goldman Sachs and its Sponsored Entities:
Fixed Maturities	8.4
Equity Securities - Preferred and Common Stocks	2.8
Equity Securities - Other Equity Interests	14.1
Mutual Funds	0.1
Limited Liability Investment Companies and Limited Partnerships	48.6

Total Goldman Sachs and its Sponsored Entities	74.0

State of Georgia and Political Subdivisions Thereof:
Fixed Maturities	68.9
Federal Home Loan Banks:
Fixed Maturities	65.2
State of Pennsylvania and Political Subdivisions Thereof:
Fixed Maturities	64.6

Total	$1,670.0

At March 31, 2009, the Company’s fixed maturity investments in U.S. Treasury securities consisted of various maturities principally ranging from less than one year to 21 years with an effective duration of approximately 5 years. The Company’s short-term investments in U.S. Treasury securities consisted of $83.0 million of U.S. Treasury Bills typically with maturities of less than one week and $44.7 million of U.S. Treasury Bonds and Notes with a maturity of less than one year at the date of purchase. In addition to these investments, the Company had $124.6 million invested in

Investment Quality and Concentrations (continued)

overnight repurchase agreements, primarily collateralized by securities issued by the U.S. government, and $263.2 million invested in money market funds which principally invest in U.S. Treasury securities. At the time of borrowing, the repurchase agreements generally require the borrower to provide to the Company collateral at least equal to the amount borrowed. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed. While money market fund managers strive to maintain a stable fund price equal to the amounts invested in their funds, investors in such funds bear investment risk, to the extent that the investments are not insured under the U.S. Treasury Department Temporary Guarantee Program for Money Market Funds (the “Money Market Guarantee Program”), in the event that the funds’ investments decline in value. At March 31, 2009, 41% of the Company’s investments in money market funds were insured under the Money Market Guarantee Program.

The Company has exposure to the residential mortgage industry primarily by virtue of its investments in Ginnie Mae, Fannie Mae, the Federal Home Loan Banks (“FHLB”) and Freddie Mac. The fair value of the Company’s investments in fixed maturities issued by Ginnie Mae, Fannie Mae, FHLB and Freddie Mac were $403.9 million, $115.0 million, $65.2 million and $62.5 million, respectively, at March 31, 2009. Fannie Mae, FHLB and Freddie Mac are each U.S. government sponsored and federally chartered entities, which are privately capitalized, whereas Ginnie Mae is a U.S. government-owned corporation. Securities issued by Ginnie Mae are backed by the full faith and credit of the U.S. government. On September 7, 2008, Fannie Mae and Freddie Mac were placed in conservatorship. Approximately 77% of the Company’s investments in the fixed maturities of Fannie Mae, FHLB and Freddie Mac are in general obligations issued by Fannie Mae, FHLB and Freddie Mac, with the balance invested in various mortgage-backed securities (“MBS”). While each general obligation is fixed in its maturity, 90% of the Company’s investments in these general obligations are callable by the issuer prior to their maturity. In contrast, principal payments of MBS securities vary with the underlying mortgages associated with them. The Company has no exposures to interest-only or principal-only investment strips. The Company’s investments in Ginnie Mae securities consist of various mortgage pools and pass-through certificates. Ginnie Mae guarantees the payment of principal and interest on these securities, which vary with the underlying mortgages. In addition to the Company’s investments in Fannie Mae, Ginnie Mae, FHLB and Freddie Mac securities, the Company had investments in other U.S. government sponsored or owned corporations totaling $29.8 million at March 31, 2009. At March 31, 2009, the Company also owned $9.7 million of MBS issued by private companies, of which $2.4 million may be considered sub-prime.

The Company had $266.1 million invested in various limited liability investment companies and limited partnerships at March 31, 2009, of which $37.3 million was included in the Company’s Investments in Equity Securities and $228.8 million was included in Other Investments. As limited liability investment companies and limited partnerships, these entities are required to follow certain specialized industry accounting which requires that unrealized gains and losses be included in the results of their operations. The Company is required to account for some of its investments in these entities, namely those entities in which the Company’s interest is not deemed minor, under the equity method of accounting. This specialized accounting, along with the requirement to account for some of these investments under the equity method of accounting, adds a degree of volatility to the Company’s net investment income. The Company had ownership interests totaling $128.6 million in such entities sponsored by Tennenbaum Capital Partners, LLC (“TCP”) included in Other Investments at March 31, 2009. The Company’s Investments in Fixed Maturities included an investment of $64.1 million in two redeemable, auction rate preferred stocks, rated AA by S&P and issued by one of the TCP-sponsored entities at March 31, 2009. The Company owns no other auction rate preferred stocks. TCP is a private investment firm that specializes in investing in companies undergoing change due to industry trends, economic cycles or specific company circumstances. As such, the TCP-sponsored entities in which the Company invests employ a long-term investment strategy focused on opportunities investments that may include holdings in illiquid securities such as distressed debt or leveraged loans. From time to time, the Company may also invest directly in some of the companies in which the TCP-sponsored entities invest. Such direct investments had a fair value of $22.1 million at March 31, 2009. The Company has no commitments to make future investments in TCP-sponsored entities at March 31, 2009. Goldman Sachs Group, Inc. (“Goldman Sachs”), a bank holding company and a leading global investment banking, securities and investment management firm, sponsors certain other limited partnerships in which the Company invests. The Company’s investments in Goldman Sachs-sponsored entities focus on two distinct investment strategies. One strategy focuses on providing liquidity or partnering solutions for investors in existing private equity assets and providing capital or partnering solutions for portfolio managers, commonly referred to as secondary transactions. The other strategy

Investment Quality and Concentrations (continued)

focuses on investments in mezzanine securities, which principally include fixed income securities, such as debt and preferred stock, and may also include an equity component, such as warrants, options or common stock. Equity Securities and Other Investments include $14.1 million and $48.6 million, respectively, related to the Company’s investments in Goldman Sachs-sponsored entities at March 31, 2009. The Company is also committed to making future contributions of $64.2 million to Goldman Sachs-sponsored entities to fund future investments. In addition, Equity Securities includes $2.8 million related to the Company’s investments in Goldman Sachs preferred and common stock at March 31, 2009.

The Company’s Investments in Fixed Maturities included investments in the obligations of 47 states, municipalities and political subdivisions with a fair value of $1,449.5 million at March 31, 2009, of which $1,402.2 million are callable prior to their maturity at or above par. Certain states provide premium tax incentives to insurance companies that invest in their states. The Company has large investment concentrations in Louisiana and Georgia securities in particular, as a result of premium tax incentives.

The Company has significant exposure to changes in the fair value of one public company, Intermec, by virtue of its investment in the common stock of this company. Intermec has described itself as a leader in global supply chain solutions and in the design, development, manufacture and integration of wired and wireless automated data collection, mobile computing systems, bar code printers, label media and RFID (radio frequency identification). Intermec’s products and services are used by customers in many industries to improve productivity, quality and responsiveness of business operations, from supply chain management and enterprise resource planning to field sales and service. Intermec’s products and services are sold globally to a diverse set of customers in markets such as manufacturing, warehousing, direct store delivery, retail, consumer goods, field services, government, security, healthcare, transportation and logistics. Based on the outstanding shares of common stock reported in Intermec’s annual report on Form 10-K for the year ended December 31, 2008, the Company owned 20.6% of Intermec’s common stock at March 31, 2009. Accordingly, the Company accounts for its investment in Intermec under the equity method of accounting. The Company reports its investment in Intermec at cost plus accumulated undistributed earnings, rather than at fair value, in the Condensed Consolidated Balance Sheets. The fair value of the Company’s investment in Intermec exceeded this carrying value by $36.4 million at March 31, 2009.

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

Highbridge is a limited partnership that specializes in arbitrage and absolute return investment strategies in the global equity and corporate debt securities markets and indirectly invests in funds that purchase and sell equities, futures, swaps, forward currency contracts, exchange traded and over-the-counter options, warrants, and both convertible and non-convertible corporate bonds. On October 23, 2008, the Company submitted a full redemption notice to the Highbridge general partner. On November 21, 2008, the general partner notified the Company that the general partner was imposing a restriction on the redemption of certain assets representing 70% of the Company’s investment in Highbridge and that such assets would not be currently redeemed, but rather would be redeemed over several periods. The Company’s investment in Highbridge, which is reported in Equity Securities in the Condensed Consolidated Balance Sheet, was $17.7 million at December 31, 2008. During the first quarter of 2009, the Company received redemption proceeds from the Highbridge general partner totaling $6.8 million, representing the Company’s share of the unrestricted assets of Highbridge. The Company’s unrealized holding gain in Highbridge arising during the three months ended March 31, 2009 was $0.7 million. The Company’s remaining investment in Highbridge was $11.6 million at March 31, 2009.

Distressed and Mezzanine Debt and Secondary Transactions Investments

The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships, which are accounted for under the equity method of accounting and reported in Other Investments at March 31, 2009 and December 31, 2008, are summarized below:

		Unfunded Commitment March 31, 2009	Carrying Value		Stated Fund Maturity Date
(Dollars in Millions)	Asset Class		March 31, 2009	Dec. 31, 2008
Special Value Opportunity Fund, LLC	Distressed Debt	$—	$62.2	$69.9	7/13/2014
Tennenbaum Opportunities Fund V, LLC	Distressed Debt	—	50.2	43.3	10/10/2016
Goldman Sachs Vintage Fund IV, L.P.	Secondary Transactions	28.8	48.6	53.4	12/31/2016
Special Value Continuation Fund, LLC	Distressed Debt	—	16.2	19.1	6/30/2016
NY Life Investment Management Mezzanine Partners II, LP	Mezzanine Debt	6.7	16.7	18.9	7/31/2016
BNY Mezzanine Partners L.P.	Mezzanine Debt	5.3	11.7	12.7	4/17/2016
Other Funds		11.2	23.2	25.0	2015-2016

Total		$52.0	$228.8	$242.3

In addition, the Company has unfunded commitments of $66.0 million for investments in limited liability investment companies and limited partnerships that are not accounted for under the equity method of accounting.

Interest and Other Expenses

Interest and Other Expenses was $15.2 million and $16.7 million for the three months ended March 31, 2009 and 2008, respectively. Interest and Other Expenses decreased for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to lower compensation and employee benefits costs.

Income Taxes

The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions and the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $13.3 million for the three months ended March 31, 2009, compared to $13.2 million for the same period in 2008. Tax-exempt investment income and dividends received deductions increased slightly for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to the increase in tax-exempt investment income, partially offset by lower dividend income from the Company’s investment in Northrop common stock. State income tax expense, net of federal benefit, was $6.6 million for the three months ended March 31, 2009, including expense of $6.8 million for an increase in the deferred tax asset valuation allowance related to Fireside Bank. State income tax benefit, net of federal expense, was $0.1 million for the three months ended March 31, 2008.

Liquidity and Capital Resources

The Company had no outstanding advances under its $325 million, unsecured, revolving credit agreement at December 31, 2008. During the first quarter of 2009, the Company borrowed a net amount of $105.0 million under its revolving credit agreement. Proceeds from the borrowings were used to fund a $25.0 million contribution to Unitrin’s subsidiary, United, to make certain income tax payments and for general corporate purposes. Undrawn letters of credit issued pursuant to this agreement were $13.1 million at both March 31, 2009 and December 31, 2008. The amount available for future borrowing was $206.9 million at March 31, 2009. The agreement expires on June 30, 2010 and contains various financial and other covenants and minimum risk-based capital ratios for Unitrin’s two largest insurance subsidiaries, United and Trinity. The Company intends to begin negotiations for a new revolving credit agreement in the second half of 2009. Management estimates that it could borrow the full amount under the agreement and still meet the financial covenants contained in the agreement. The lenders participating in the Company’s unsecured, revolving credit agreement and their aggregate commitments are presented below:

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

In addition to the outstanding advances under its revolving credit agreement at March 31, 2009, the Company had $200 million of its 4.875% senior notes, due November 1, 2010 (the “4.875% Notes”), and $360 million of its 6.00% senior notes, due May 15, 2017 (the “6.00% Senior Notes”), outstanding at March 31, 2009. Unitrin directly held cash and investments totaling $38.1 million at March 31, 2009. Other than the renegotiation of its revolving credit agreement discussed above, Unitrin does not anticipate making significant changes to its capital structure in 2009. To provide an additional source of liquidity to Fireside Bank during the orderly wind-down of its operations, Unitrin and Fireside Bank entered into a line of credit agreement on April 20, 2009, whereby Unitrin has agreed to advance up to $20.0 million to Fireside Bank. Sources available for future shareholder dividend payments, capital contributions to subsidiaries, advances under the letter of credit to Fireside Bank and the payment of interest on Unitrin’s senior notes include the receipt of dividends from Unitrin’s subsidiaries and additional borrowings under Unitrin’s unsecured, revolving credit agreement. Various state insurance laws restrict the ability of Unitrin’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Unitrin’s non-insurance subsidiaries paid cash dividends of $1.7 million to Unitrin in the first three months of 2009. Unitrin’s direct insurance subsidiaries did not pay dividends to Unitrin during the first three months of 2009. Unitrin estimates that its direct life insurance subsidiaries would be able to pay $38.3 million in dividends to Unitrin in 2009 without prior regulatory approval and would be able to provide an additional $80 million of liquidity to Unitrin in 2009 in the form of dividends or other transactions, subject to regulatory approval, and maintain adequate levels of capital at its life insurance subsidiaries. On February 13, 2009, Unitrin’s subsidiary, Trinity, completed its acquisition of Direct Response in a cash transaction for a total purchase price of $201.6 million. The acquisition was funded using Trinity’s internal resources. While Unitrin estimates that its property and casualty insurance subsidiary, Trinity, would be able to pay $82.8 million in dividends to Unitrin in 2009 without regulatory approval, the Company currently does not expect Trinity to pay a dividend to Unitrin in 2009, due in part to the acquisition of Direct Response. Fireside Bank has agreed not to pay dividends without the prior approval of the Federal Deposit Insurance Corporation and the California Department of Financial Institutions. The Company does not expect Fireside Bank to pay a dividend in 2009.

Liquidity and Capital Resources (continued)

Quantitative measures established by bank regulations to ensure capital adequacy require Fireside Bank to maintain minimum amounts of capital. Bank regulations define capital calculations for Tier 1 capital, total risk-weighted assets and total risk-based capital. To be “well-capitalized”, a financial institution must have traditionally maintained a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total average assets of 5% or greater. Fireside Bank had ratios of total capital to total risk-weighted assets of 20.8% at March 31, 2009; a ratio of Tier 1 capital to total risk-weighted assets of 18.8% at March 31, 2009; and a ratio of Tier 1 capital to total average assets of 15.6% at March 31, 2009. Higher levels of capital, while undefined, are generally more prudent for Fireside Bank’s sub-prime automobile loan business than would be required for lower risk businesses. Fireside Bank has agreed with its regulators to maintain a ratio of Tier 1 capital to total average assets of 15% or greater. On March 24, 2009, Unitrin announced that Fireside Bank would be suspending all new lending activity as part of a plan to exit the automobile finance business. The exit plan envisions an orderly wind-down of Fireside Bank’s operations over the next several years. Fireside Bank will continue to collect outstanding loan balances and make interest payments and redemptions on outstanding certificates of deposit in the ordinary course of business. Following the announcement, Fireside Bank ceased accepting new loan applications, but continued to process loan applications that had been submitted prior to the announcement. Fireside Bank also has ceased opening new certificate of deposit accounts. Unitrin currently expects to recover its investment in Fireside Bank over the next several years.

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

Net Cash Provided by Operating Activities decreased by $24.7 million for the three months ended March 31, 2009, compared to the same period in 2008, due primarily to an increase in income taxes paid.

Net Cash Provided by Financing Activities increased by $113.6 million for the three months ended March 31, 2009, compared to the same period in 2008. During first three months of 2009, the Company borrowed $130.0 million and repaid $25.0 million under its revolving credit agreement. The Company funds its Automobile Loan Receivables through the issuance of Certificates of Deposits. Net cash used by Certificates of Deposits withdrawals, net of Certificates of Deposits issued, was $56.5 million for the three months ended March 31, 2009, compared to net cash used of $12.2 million for the same period in 2008. The Company did not repurchase shares of its common stock during the first quarter of 2009, compared to using $52.2 million of cash during the first quarter of 2008 to repurchase shares of its common stock.

Liquidity and Capital Resources (continued)

Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain at the end of the year. Net Cash Used by Investing Activities was $165.0 million for the three months ended March 31, 2009, compared to Net Cash Used by Investing Activities of $8.5 million for the same period in 2008. Purchases of Fixed Maturities exceeded Sales of Fixed maturities by $99.3 million for the first quarter of 2009, while Sales and Maturities of Fixed Maturities exceeded purchases of fixed maturities by $52.7 million in the same period in 2008. Net cash provided by dispositions of short-term investments was $84.2 million for the three months ended March 31, 2009, compared to net cash provided by dispositions of short-term investments of $51.0 million for the same period in 2008. Cash used to acquire investments in limited liability investment companies and limited partnerships decreased by $42.5 million in the first three months of 2009, compared to the same period in 2008. Automobile Loan Originations used $75.1 million of cash in the first quarter of 2009, compared to using $178.2 million of cash in the same period in 2008. The repayment of automobile loan receivables provided $118.7 million in the first quarter of 2009, compared to providing $163.6 million of cash in the same period in 2008. Cash received from dispositions of equity securities, net of cash paid to acquire equity securities was $12.9 million in the first quarter of 2009, compared to net cash paid to acquire equity securities, net of cash received from dispositions, of $32.9 million in the same period in 2008. The Company used $190.0 million of cash to acquire Direct Response in the first quarter of 2009.

Recently Issued Accounting Pronouncements

The accounting standards issued recently that are most critical to the Company are discussed in Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements under the heading “Accounting Changes” include the following pronouncements:

•	SFAS No. 141(R), Business Combinations;

•	SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51;

•	SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133;

•	SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60;

•	FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments;

•	FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments;

•	FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies;

•	FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets;

•	FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly;

•	FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20; and

•	FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Quantitative Information About Market Risk (continued)

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both March 31, 2009 and December 31, 2008 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Automobile Loan Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both March 31, 2009 and December 31, 2008. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both March 31, 2009 and December 31, 2008. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at March 31, 2009 and December 31, 2008, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 1.05 at both March 31, 2009 and December 31, 2008. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended March 31, 2009 and December 31, 2008, respectively, and weighted on the fair value of such securities at March 31, 2009 and December 31, 2008, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the fair value of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
March 31, 2009
Assets
Investments in Fixed Maturities	$4,310.1	$(281.6)	$—	$(281.6)
Investments in Equity Securities	196.9	(4.3)	(33.6)	(37.9)
Automobile Loan Receivables	1,025.1	(11.2)	—	(11.2)

Liabilities
Certificates of Deposits	$1,099.6	$17.2	$—	$17.2
Notes Payable	483.6	14.7	—	14.7

December 31, 2008
Assets
Investments in Fixed Maturities	$4,135.9	$(277.1)	$—	$(277.1)
Investments in Equity Securities	221.8	(5.7)	(33.8)	(39.5)
Automobile Loan Receivables	1,099.6	(13.5)	—	(13.5)

Liabilities
Certificates of Deposits	$1,148.7	$19.3	$—	$19.3
Notes Payable	433.9	18.7	—	18.7

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

The Company manages its interest rate exposures with respect to Investments in Fixed Maturities by investing primarily in investment-grade securities of moderate effective duration. The interest rate risks with respect to the fair value of Automobile Loan Receivables should be partially offset by the impact of interest rate movements on Certificates of Deposits which are issued to fund these receivables.

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

•	Governmental actions, including new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions;

•	Adverse outcomes in litigation or other legal or regulatory proceedings involving Unitrin or its subsidiaries or affiliates;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services;

•	The impact of residual market assessments and assessments for insurance industry insolvencies;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces;

•	Changes in ratings by credit rating agencies including A.M. Best Co., Inc. ;

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

•	The degree of success in effecting an orderly wind-down of the operations of Fireside Bank and the recovery of Unitrin’s investment in Fireside Bank;

•	The level of success and costs expended in realizing economies of scale and implementing significant business consolidations and technology initiatives;

Caution Regarding Forward-Looking Statements (continued)

•	Increased costs and risks related to data security;

•	Absolute and relative performance of the Company’s products or services; and

•	Other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

On February 13, 2009, the Company completed its acquisition of Direct Response, at which time the acquired companies became subsidiaries of the Company. See Note 2, “Acquisition of Businesses,” to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q for further details of the transaction. The Company is currently in the process of assessing Direct Response’s material internal controls over financial reporting. Other than in connection with this acquisition, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items not listed here have been omitted because they are inapplicable or the answer is negative.

Item 1.	Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 20, “Contingencies” to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 1A. Risk Factors

There were no significant changes in the risk factors included in Item 1A. of Part II of the 2008 Annual Report except for the risk factor entitled “Fireside Bank’s automobile loan receivable portfolio is subject to default risk,” which is restated in its entirety as follows:

Fireside Bank’s automobile loan receivable portfolio is subject to default risk.

The results of operations and financial condition of Fireside Bank and the success of the Company’s plan to exit the automobile finance business, including, but not limited to, the recovery of Unitrn’s investment in Fireside Bank depend, to a large extent, on the performance of its automobile loan receivable portfolio. Automobile loan borrowers may default during the terms of their loans. Fireside Bank bears the full risk of losses resulting from defaults. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery. A substantial portion of Fireside Bank’s automobile loan receivable portfolio is considered sub-prime. The risk of default for sub-prime loans is higher than for prime loans and has been accentuated by recent economic conditions. Approximately 65% of Fireside Bank’s automobile loan portfolio is concentrated in loans to borrowers residing in California. Present economic conditions in California appear to be worse than in other states. Fireside Bank maintains an allowance for loan losses that represents management’s best estimate of the inherent losses in Fireside Bank’s automobile loan receivable portfolio. If the allowance is inadequate, Fireside Bank would recognize the losses in excess of that allowance as an expense and the Company’s results of operations would be adversely affected. A material increase to the allowance for loan losses could also result in Fireside Bank’s ratio of Tier 1 capital to total assets falling below 15%, the ratio level at which Fireside Bank has agreed with its regulators to maintain. In such a case, the Company would likely contribute additional amounts of capital to Fireside Bank. Such contributions could impact Unitrin’s liquidity and capital resources available for other corporate purposes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

The Company did not repurchase any shares in the first quarter of 2009.

During the quarter ended March 31, 2009, no shares were withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under the Company’s four stock option plans or shares withheld to satisfy tax withholding obligations on the vesting of awards under the Company’s restricted stock plan.

Item 6.	Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s 2007 Annual Report on Form 10-K filed February 4, 2008.)

3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 12, 2008.)

4.1	Rights Agreement between Unitrin, Inc. and Computershare Trust Company, N.A. as successor Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, dated as of August 4, 2004 and amended May 4, 2006 and October 9, 2006 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2004, Exhibits 4.1 and 4.2 to the Company’s Registration Statement on Form 8-A/A dated May 4, 2006 and Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A dated October 10, 2006.)

4.2	Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.3	Officer’s Certificate, including form of Senior Note with respect to the Company’s 6.00% Senior Notes due May 15, 2017 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2008.)

10.1	Unitrin, Inc. 1990 Stock Option Plan, as amended and restated (Incorporated herein by reference to Exhibit 10.1 to the Company’s 2006 Annual Report on Form 10-K filed February 2, 2007.)

10.2	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.3	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated effective February 1, 2006 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.4	Unitrin, Inc. 2002 Stock Option Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.5	2005 Restricted Stock and Restricted Stock Unit Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.6	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.7	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.8	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.9	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.10	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.11	Form of Time-Vested Restricted Stock Award Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.12	Form of Performance-Based Restricted Stock Award Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 9, 2009.)

10.13	Unitrin, Inc. Pension Equalization Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.14	Unitrin, Inc. Defined Contribution Supplemental Retirement Plan, effective January 1, 2008 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.15	Unitrin, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.16	Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed December 12, 2008), with the following executive officers:

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

10.17	Unitrin, Inc. Severance Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.18	Unitrin, Inc. 2009 Performance Incentive Plan, effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2009.)

10.19	Form of Annual Incentive Award Instrument under the Unitrin, Inc. 2009 Performance Incentive Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed February 10, 2009.)

10.20	Form of Multi-Year Incentive Award Agreement under the Unitrin, Inc. 2009 Performance Incentive Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed February 10, 2009.)

10.21	Unitrin, Inc. Incentive Bonus Plan, dated February 3, 2004 (Incorporated herein by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2004, in connection with the Company’s 2004 Annual Meeting of Shareholders.)

10.22	Unitrin is a party to individual Indemnification and Expense Advancement Agreements (the form of which is incorporated herein by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed March 27, 2009), with each of its directors.

10.23	Credit Agreement, dated as of June 24, 2005, by and among Unitrin, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent, letter of credit issuer and swing line lender, Wells Fargo Bank, National Association, individually and as syndication agent, and Wachovia Bank, N.A., individually and as documentation agent (Incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed June 27, 2005.)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unitrin, Inc.

Date: May 4, 2009	/s/ Donald G. Southwell
Donald G. Southwell
President and Chief Executive Officer

Date: May 4, 2009	/s/ Eric J. Draut
Eric J. Draut
Executive Vice President and Chief Financial Officer

Date: May 4, 2009	/s/ Richard Roeske
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)