Form 10-Q
period 2009-06-30
UNITRIN INC
filed 2009-08-03
CIK 860748

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2009

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

62,392,453 shares of common stock, $0.10 par value, were outstanding as of July 31, 2009.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues:
Earned Premiums	$1,238.8	$1,172.2	$626.3	$596.3
Automobile Finance Revenues	100.3	125.5	47.4	62.1
Net Investment Income	141.4	127.3	94.4	81.4
Other Income	0.9	1.4	0.5	0.9
Net Realized Gains on Sales of Investments	5.2	38.0	4.4	23.3
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(35.3)	(26.8)	(10.3)	(18.3)
Portion of Losses Recognized in Other Comprehensive Income	0.6	—	0.6	—

Net Impairment Losses Recognized in Earnings	(34.7)	(26.8)	(9.7)	(18.3)

Total Revenues	1,451.9	1,437.6	763.3	745.7

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	893.2	858.9	453.8	448.2
Insurance Expenses	366.7	355.1	183.8	182.8
Automobile Finance Expenses	82.4	123.5	36.0	69.6
Interest Expense on Certificates of Deposit	24.5	30.7	11.9	15.0
Goodwill	1.5	—	1.5	—
Interest and Other Expenses	32.0	31.7	16.8	15.0

Total Expenses	1,400.3	1,399.9	703.8	730.6

Income from Continuing Operations before Income Taxes and Equity in Net Income (Loss) of Investee	51.6	37.7	59.5	15.1
Income Tax Benefit (Expense)	(16.4)	(3.3)	(16.8)	0.8

Income before Equity in Net Income (Loss) of Investee	35.2	34.4	42.7	15.9
Equity in Net Income (Loss) of Investee	(0.1)	3.3	(1.3)	1.1

Income from Continuing Operations	35.1	37.7	41.4	17.0

Discontinued Operations:
Income (Loss) from Discontinued Operations (Including Gain of $8.1 on Disposal in 2008—See Notes 1 and 3)	2.1	(11.8)	0.9	(1.6)
Income Tax Benefit (Expense)	(0.9)	0.3	(0.4)	(4.4)

Income (Loss) from Discontinued Operations	1.2	(11.5)	0.5	(6.0)

Net Income	$36.3	$26.2	$41.9	$11.0

Basic Income Per Share from Continuing Operations:
Restricted Common Stock	$0.59	$0.66	$0.62	$0.26

Unrestricted Common Stock	$0.56	$0.59	$0.66	$0.27

Basic Net Income Per Share:
Restricted Common Stock	$0.61	$0.48	$0.62	$0.16

Unrestricted Common Stock	$0.58	$0.41	$0.67	$0.18

Diluted Income Per Share from Continuing Operations:
Restricted Common Stock	$0.59	$0.66	$0.62	$0.26

Unrestricted Common Stock	$0.56	$0.59	$0.66	$0.27

Diluted Net Income Per Share:
Restricted Common Stock	$0.61	$0.48	$0.62	$0.16

Unrestricted Common Stock	$0.58	$0.41	$0.67	$0.17

Dividends Paid Per Share	$0.67	$0.94	$0.20	$0.47

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2009—$4,229.4; 2008—$4,174.4)	$4,247.8	$4,135.9
Equity Securities at Fair Value (Cost: 2009—$237.2; 2008—$255.4)	227.6	221.8
Investee (Intermec) at Cost Plus Cumulative Undistributed Comprehensive Earnings (Fair Value: 2009—$163.3; 2008—$168.1)	92.5	102.2
Short-term Investments at Cost which Approximates Fair Value	563.6	548.6
Other	729.0	714.9

Total Investments	5,860.5	5,723.4

Cash	97.2	184.2
Automobile Loan Receivables at Cost (Fair Value: 2009—$898.1; 2008—$1,099.6)	887.1	1,078.6
Other Receivables	670.5	686.5
Deferred Policy Acquisition Costs	524.4	489.2
Goodwill	331.8	334.6
Current and Deferred Income Taxes	225.2	201.4
Other Assets	128.2	120.9

Total Assets	$8,724.9	$8,818.8

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,005.1	$2,972.6
Property and Casualty	1,299.2	1,268.7

Total Insurance Reserves	4,304.3	4,241.3

Certificates of Deposits at Cost (Fair Value: 2009—$952.1; 2008—$1,148.7)	909.5	1,110.8
Unearned Premiums	764.8	733.5
Liabilities for Income Taxes	15.4	68.2
Notes Payable at Amortized Cost (Fair Value: 2009—$441.0; 2008—$433.9)	561.1	560.8
Accrued Expenses and Other Liabilities	476.2	455.6

Total Liabilities	7,031.3	7,170.2

Shareholders’ Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 62,392,453 Shares Issued and Outstanding at June 30, 2009 and 62,314,503 Shares Issued and Outstanding at December 31, 2008	6.2	6.2
Paid-in Capital	766.6	764.7
Retained Earnings	983.2	985.8
Accumulated Other Comprehensive Loss	(62.4)	(108.1)

Total Shareholders’ Equity	1,693.6	1,648.6

Total Liabilities and Shareholders’ Equity	$8,724.9	$8,818.8

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008
Operating Activities:
Net Income	$36.3	$26.2
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(7.9)	(9.2)
Equity in Net (Income) Loss of Investee before Taxes	0.3	(5.0)
Equity in (Income) Losses of Limited Liability Investment Companies and Limited Partnerships	(3.8)	19.1
Distribution of Accumulated Earnings of Limited Liability Investment Companies and Limited Partnerships	—	0.9
Amortization of Investment Securities and Depreciation of Investment Real Estate	8.6	5.3
Provision for Loan Losses	35.7	73.2
Depreciation of Property and Equipment	9.2	9.9
Decrease in Other Receivables	57.2	14.3
Increase (Decrease) in Insurance Reserves	(45.1)	15.6
Decrease in Unearned Premiums	(17.5)	(30.2)
Change in Income Taxes	(51.4)	(62.0)
Increase in Accrued Expenses and Other Liabilities	8.0	7.8
Net Realized Gains on Sales of Investments	(5.2)	(38.0)
Net Impairment Losses Recognized in Earnings	34.7	26.8
Gain on Disposition of Business	—	(8.1)
Other, Net	27.8	17.2

Net Cash Provided by Operating Activities	86.9	63.8

Investing Activities:
Sales and Maturities of Fixed Maturities	348.4	710.6
Purchases of Fixed Maturities	(302.4)	(657.1)
Sales of Equity Securities	28.6	143.5
Purchases of Equity Securities	(1.6)	(145.0)
Acquisition and Improvements of Investment Real Estate	(4.3)	(15.6)
Sales of Investment Real Estate	0.2	3.2
Return of Investment of Limited Liability Investment Companies and Limited Partnerships	7.0	2.1
Acquisitions of Limited Liability Investment Companies and Limited Partnerships	(13.2)	(54.8)
Disposition of Business, Net of Cash Disposed	0.2	67.0
Acquisition of Business, Net of Cash Acquired	(190.0)	(95.8)
Decrease in Short-term Investments	56.0	115.9
(Increase) Decrease in Automobile Loan Receivables	153.7	(51.3)
Increase in Other Investments	(4.5)	(1.8)
Other, Net	(10.8)	(14.6)

Net Cash Provided by Investing Activities	67.3	6.3

Financing Activities:
Change in Certificates of Deposits	(201.3)	(72.0)
Cash Dividends Paid	(41.8)	(59.7)
Note Payable Proceeds	220.0	181.0
Note Payable Payments	(220.0)	(108.0)
Common Stock Repurchases	—	(57.4)
Cash Exercise of Stock Options	—	1.6
Excess Tax Benefits from Share-based Awards	0.1	0.2
Other, Net	1.8	1.8

Net Cash Used by Financing Activities	(241.2)	(112.5)

Decrease in Cash	(87.0)	(42.4)
Cash, Beginning of Year Including Cash Reported in Discontinued Operations	184.2	104.5

Cash, End of Period	$97.2	$62.1

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

Accounting Changes

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. On January 1, 2009, the Company adopted SFAS No. 141(R). Accordingly, SFAS No. 141(R) was applied by the Company to the acquisition of Direct Response Corporation and its subsidiaries (“Direct Response”) (see Note 2, “Acquisition of Businesses,” to the Condensed Consolidated Financial Statements). In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS 141(R)-1 amends and clarifies SFAS No. 141(R) with respect to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company applied FSP SFAS 141(R)-1 to its acquisition of Direct Response.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation (continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require: that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. On January 1, 2009, the Company adopted SFAS No. 160. The Company does not have a noncontrolling interest in one or more subsidiaries. Accordingly, the initial application of SFAS No. 160 had no impact on the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements with enhanced understanding of how and why an entity uses derivative securities; how derivatives and hedges are being accounted for under SFAS No. 133; and how derivatives and hedges affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. On January 1, 2009, the Company adopted SFAS No. 161. The initial application of SFAS No. 161 had no impact on the Company.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 concluded that all outstanding share-based payment awards that contain a right to receive non-forfeitable dividends participate in the undistributed earnings with common shareholders, and therefore, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share, pursuant to SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Upon adoption, all prior-period earnings per share data presented must be adjusted retrospectively to conform to FSP EITF 03-6-1. On January 1, 2009, the Company adopted FSP EITF 03-6-1. Basic Net Income per Share from Continuing Operations decreased by less than $0.01 per unrestricted common share on an annual basis on the initial and retrospective application of FSP EITF 03-6-1 to prior periods.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and must be applied prospectively. The Company adopted FSP EITF 99-20-1 on January 1, 2009. The initial application of FSP EITF 99-20-1 had no impact on the Company.

In April 2009, FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS 115-2 and SFAS 124-2 amends the OTTI guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. FSP SFAS 115-2 and SFAS 124-2 does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. On April 1, 2009, the Company adopted FSP SFAS 115-2 and SFAS 124-2. In accordance with FSP SFAS 115-2 and SFAS 124-2, the provisions of FSP SFAS 115-2 and SFAS 124-2 are not permitted to be applied retrospectively to periods prior to the date of adoption, but rather must be applied prospectively. Accordingly, the Company recognized the cumulative effect of adoption as an increase of $2.9 million, net of tax of $1.6 million, to the Company’s Retained Earnings with an offsetting amount to the Company’s Accumulated Other Comprehensive Loss at the date of adoption. The effect of adoption had no impact on Total Shareholders’ Equity.

The following individual line items in the Condensed Consolidated Balance Sheet at June 30, 2009 were affected by the change in accounting principle resulting from the adoption of FSP SFAS 115-2 and SFAS 124-2:

(Dollars in Millions)	As Computed Without Change in Accounting Principle	As Reported With Change in Accounting Principle	Effect of Change
Impact on Shareholders’ Equity:
Retained Earnings	$981.0	$983.2	$2.2
Accumulated Other Comprehensive Loss	(60.2)	(62.4)	(2.2)

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation (continued)

The following individual line items in the Condensed Consolidated Statement of Income for the six months ended June 30, 2009 were affected by the change in accounting principle resulting from the adoption of FSP SFAS 115-2 and SFAS 124-2:

(Dollars in Millions, Except Per Share Amounts)	As Computed Without Change in Accounting Principle	As Reported With Change in Accounting Principle	Effect of Change
Revenues:
Earned Premiums	$1,238.8	$1,238.8	$—
Automobile Finance Revenues	100.3	100.3	—
Net Investment Income	141.2	141.4	0.2
Other Income	0.9	0.9	—
Net Realized Gains on Sales of Investments	7.0	5.2	(1.8)

Total Other-than-temporary Impairment Losses	(35.3)	(35.3)	—
Portion of Losses Recognized in Other Comprehensive Income	—	0.6	0.6

Net Impairment Losses Recognized in Earnings	(35.3)	(34.7)	0.6

Total Revenues	1,452.9	1,451.9	(1.0)
Total Expenses	1,400.3	1,400.3	—

Income before Income Taxes and Equity in Net Income (Loss) of Investee	52.6	51.6	(1.0)
Income Tax Benefit (Expense)	(16.7)	(16.4)	0.3

Income before Equity in Net Income (Loss) of Investee	35.9	35.2	(0.7)
Equity in Net Income (Loss) of Investee	(0.1)	(0.1)	—

Income from Continuing Operations	35.8	35.1	(0.7)

Income from Discontinued Operations	1.2	1.2	—

Net Income	$37.0	$36.3	$(0.7)

Basic Income Per Share from Continuing Operations:
Restricted Common Stock	$0.60	$0.59	$(0.01)

Unrestricted Common Stock	$0.57	$0.56	$(0.01)

Basic Net Income Per Share:
Restricted Common Stock	$0.62	$0.61	$(0.01)

Unrestricted Common Stock	$0.59	$0.58	$(0.01)

Diluted Income Per Share from Continuing Operations:
Restricted Common Stock	$0.60	$0.59	$(0.01)

Unrestricted Common Stock	$0.57	$0.56	$(0.01)

Diluted Net Income Per Share:
Restricted Common Stock	$0.62	$0.61	$(0.01)

Unrestricted Common Stock	$0.59	$0.58	$(0.01)

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation (continued)

The following individual line items in the Condensed Consolidated Statement of Income for the three months ended June 30, 2009 were affected by the change in accounting principle resulting from the adoption of FSP SFAS 115-2 and SFAS 124-2:

(Dollars in Millions, Except Per Share Amounts)	As Computed Without Change in Accounting Principle	As Reported With Change in Accounting Principle	Effect of Change
Revenues:
Earned Premiums	$626.3	$626.3	$—
Automobile Finance Revenues	47.4	47.4	—
Net Investment Income	94.2	94.4	0.2
Other Income	0.5	0.5	—
Net Realized Gains on Sales of Investments	6.2	4.4	(1.8)

Total Other-than-temporary Impairment Losses	(10.3)	(10.3)	—
Portion of Losses Recognized in Other Comprehensive Income	—	0.6	0.6

Net Impairment Losses Recognized in Earnings	(10.3)	(9.7)	0.6

Total Revenues	764.3	763.3	(1.0)
Total Expenses	703.8	703.8	—

Income before Income Taxes and Equity in Net Income (Loss) of Investee	60.5	59.5	(1.0)
Income Tax Benefit (Expense)	(17.1)	(16.8)	0.3

Income before Equity in Net Income (Loss) of Investee	43.4	42.7	(0.7)
Equity in Net Income (Loss) of Investee	(1.3)	(1.3)	—

Income from Continuing Operations	42.1	41.4	(0.7)

Income from Discontinued Operations	0.5	0.5	—

Net Income	$42.6	$41.9	$(0.7)

Basic Income Per Share from Continuing Operations:
Restricted Common Stock	$0.63	$0.62	$(0.01)

Unrestricted Common Stock	$0.67	$0.66	$(0.01)

Basic Net Income Per Share:
Restricted Common Stock	$0.63	$0.62	$(0.01)

Unrestricted Common Stock	$0.68	$0.67	$(0.01)

Diluted Income Per Share from Continuing Operations:
Restricted Common Stock	$0.63	$0.62	$(0.01)

Unrestricted Common Stock	$0.67	$0.66	$(0.01)

Diluted Net Income Per Share:
Restricted Common Stock	$0.63	$0.62	$(0.01)

Unrestricted Common Stock	$0.68	$0.67	$(0.01)

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation (continued)

The following individual line items in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009 were affected by the change in accounting principle resulting from the adoption of FSP SFAS 115-2 and SFAS 124-2:

(Dollars in Millions)	As Computed Without Change in Accounting Principle	As Reported With Change in Accounting Principle	Effect of Change
Impact on Operating Activities:
Net Income	$37.0	$36.3	$(0.7)
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
Amortization of Investment Securities and Depreciation of Investment Real Estate	8.8	8.6	(0.2)
Change in Income Taxes	(51.1)	(51.4)	(0.3)
Net Realized Gains on Sales of Investments	(7.0)	(5.2)	1.8
Net Impairment Losses Recognized in Earnings	35.3	34.7	(0.6)

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP SFAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. On April 1, 2009, the Company adopted FSP SFAS 107-1 and APB 28-1 and, accordingly, the interim disclosure requirements are applicable to these condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 must be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009. On April 1, 2009, the Company adopted FSP SFAS 157-4 and applied its provisions prospectively.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which provides guidance on management’s general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP standards that provide different guidance on the accounting treatment for subsequent events or transactions. The initial application of SFAS No. 165 had no impact on the Company. The Company evaluates subsequent events through the date and time of the filing of the applicable periodic report with the SEC.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS No. 166 amends the derecognized guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement 125. SFAS No. 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. SFAS No. 166 must be applied to transfers occurring on or after the effective date. Additionally, the disclosure provisions of SFAS No. 166 should be applied to transfers that occurred both before and after the effective date of SFAS No. 166. The Company does not anticipate that the adoption of SFAS No. 166 will have an impact on the Company.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation (continued)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which amends the consolidation guidance that applies to variable interest entities. SFAS No. 167 amends FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The Company does not anticipate that the adoption of SFAS No. 167 will have an impact on the Company.

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 does not change GAAP, but rather establishes the FASB Accounting Standards Codification™ as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of SFAS No. 168 should have no impact on the Company.

Note 2 - Acquisition of Businesses

On February 13, 2009, Unitrin’s subsidiary, Trinity Universal Insurance Company (“Trinity”) completed its acquisition of Direct Response in a cash transaction for a total purchase price of $201.6 million. The results of Direct Response are included in the Company’s financial statements from the date of acquisition and are reported in the Company’s Unitrin Direct segment.

At March 31, 2009, the Company had not yet completed the process of estimating the fair value of assets acquired and liabilities assumed. In particular, the Company was in the process of completing a review of all open claim files and the acquired federal net operating loss carry forward. Accordingly, the amounts reported for Insurance Reserves, including related amounts recoverable from reinsurers or indemnification, Deferred Income Taxes and Goodwill were based on the Company’s preliminary estimates. During the second quarter of 2009, the Company completed the process of estimating the fair value of these assets and liabilities acquired. A comparison of the preliminary and final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed is presented below:

(Dollars in Millions)	Preliminary Estimate	Impact of Changes to Estimate	Final Allocation
Investments	$211.3	$—	$211.3
Cash	11.6	—	11.6
Other Receivables	33.7	6.7	40.4
Value of Insurance In force (Reported in Deferred Policy Acquisition Costs)	26.2	—	26.2
Value of Licenses Acquired	20.1	—	20.1
Goodwill	2.7	(1.2)	1.5
Current and Deferred Income Taxes	49.9	3.7	53.6
Other Assets	2.5	—	2.5
Property and Casualty Insurance Reserves	(100.4)	(9.2)	(109.6)
Unearned Premiums	(48.8)	—	(48.8)
Accrued Expenses and Other Liabilities	(7.2)	—	(7.2)

Total Purchase Price	$201.6	$—	$201.6

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Acquisition of Businesses (continued)

In accordance with SFAS 141(R), changes, if any, to the preliminary estimates and allocation must be reported in the Company’s financial statements retroactively. Except for changes to the Company’s Condensed Consolidated Balance Sheet at March 31, 2009, there was no impact to the reported amounts in the Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2009 resulting from the retroactive application of the final allocation. The impact of the retroactive application to individual financial statement lines in the Company’s Condensed Consolidated Balance Sheet at March 31, 2009 is presented below.

(Dollars in Millions)	As Reported	As Adjusted	Impact of Adjustment
Other Receivables	$688.8	$695.5	$6.7
Goodwill	334.5	333.3	(1.2)
Current and Deferred Income Taxes	281.3	285.0	3.7
Total Assets	8,882.1	8,891.3	9.2
Property and Casualty Insurance Reserves	1,314.0	1,304.8	(9.2)
Total Liabilities	7,317.4	7,308.2	(9.2)
Total Liabilities and Shareholders’ Equity	1,564.7	1,555.5	(9.2)

On April 1, 2008, the Company completed its acquisition of Primesco, Inc. and its wholly-owned subsidiaries, Mutual Savings Life Insurance Company (“Mutual Savings Life”) and Mutual Savings Fire Insurance Company (“Mutual Savings Fire”), (together “Primesco”). At December 31, 2008, the Company had not yet completed the process of estimating the fair value of insurance in force acquired and Insurance Reserves. The Company completed this process and finalized the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in the first quarter of 2009. Goodwill decreased by $2.8 million due to the finalization of the allocation of the purchase price.

Note 3 - Discontinued Operations

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Discontinued Operations (Continued)

Summary financial information included in Income (Loss) from Discontinued Operations before Income Taxes for the six and three months ended June 30, 2009 and 2008 is presented below:

	Six Months Ended		Three Months Ended
(Dollars in Millions, Except Per Share Amounts)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Total Earned Premiums	$—	$70.8	$—	$27.6
Net Investment Income	—	6.6	—	4.2

Total Revenues	$—	$77.4	$—	$31.8

Income (Loss) from Discontinued
Operations before Income Taxes:
Results of Operations	$—	$(19.9)	$—	$(9.7)
Gain on Disposition	—	8.1	—	8.1
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	2.1	—	0.9	—

Income (Loss) from Discontinued Operations before Income Taxes	$2.1	$(11.8)	$0.9	$(1.6)

Basic Income (Loss) Per Share from Discontinued Operations:
Restricted Common Stock	$0.02	$(0.18)	$0.01	$(0.09)

Unrestricted Common Stock	$0.02	$(0.18)	$0.01	$(0.09)

Diluted Income (Loss) Per Share from Discontinued Operations:
Restricted Common Stock	$0.02	$(0.18)	$0.01	$(0.09)

Unrestricted Common Stock	$0.02	$(0.18)	$0.01	$(0.09)

Note 4 - Investments

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2009 were:

(Dollars in Millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$790.8	$27.9	$(1.8)	$816.9
States, Municipalities and Political Subdivisions	1,398.1	49.8	(10.0)	1,437.9
Corporate Securities:
Bonds and Notes	1,847.3	63.4	(95.0)	1,815.7
Redeemable Preferred Stocks	176.6	0.4	(15.2)	161.8
Mortgage and Asset Backed	16.6	0.1	(1.2)	15.5

Investments in Fixed Maturities	$4,229.4	$141.6	$(123.2)	$4,247.8

Included in the fair value of Mortgage and Asset Backed investments at June 30, 2009 are $2.4 million of non-governmental residential mortgage-backed securities, $3.2 million of commercial mortgage-backed securities, $6.9 million of collateralized debt obligations and $3.0 million of other asset-backed securities.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Investments (Continued)

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2008 were:

(Dollars in Millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$934.6	$44.9	$(0.4)	$979.1
States, Municipalities and Political Subdivisions	1,295.6	34.2	(21.3)	1,308.5
Corporate Securities:
Bonds and Notes	1,750.2	46.9	(128.2)	1,668.9
Redeemable Preferred Stocks	179.2	0.3	(13.7)	165.8
Mortgage and Asset Backed	14.8	0.1	(1.3)	13.6

Investments in Fixed Maturities	$4,174.4	$126.4	$(164.9)	$4,135.9

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2009, by contractual maturity, were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$119.4	$124.7
Due after One Year to Five Years	556.5	566.3
Due after Five Years to Fifteen Years	1,784.2	1,805.0
Due after Fifteen Years	1,359.8	1,331.3
Asset-backed Securities Not Due at a Single Maturity Date	409.5	420.5

Investments in Fixed Maturities	$4,229.4	$4,247.8

The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at June 30, 2009 consisted of securities issued by the Government National Mortgage Association (“Ginnie Mae”) with a fair value of $351.5 million, securities issued by the Federal National Mortgage Association (“Fannie Mae”) with a fair value of $50.6 million, securities issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) with a fair value of $2.9 million and securities of other issuers with a fair value of $15.5 million.

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at June 30, 2009 were:

(Dollars in Millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Preferred Stocks	$138.0	$2.2	$(18.4)	$121.8
Common Stocks	59.2	7.9	(1.6)	65.5
Other Equity Interests	40.0	5.4	(5.1)	40.3

Investments in Equity Securities	$237.2	$15.5	$(25.1)	$227.6

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Investments (continued)

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2008 were:

(Dollars in Millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Preferred Stocks	$150.1	$2.1	$(32.3)	$119.9
Common Stocks	54.4	4.3	(0.9)	57.8
Other Equity Interests	50.9	0.4	(7.2)	44.1

Investments in Equity Securities	$255.4	$6.8	$(40.4)	$221.8

An aging, based on the length of time securities have been in an unrealized loss position, of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at June 30, 2009 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$44.3	$(0.5)	$56.8	$(1.3)	$101.1	$(1.8)
States, Municipalities and Political Subdivisions	118.5	(1.4)	117.1	(8.6)	235.6	(10.0)
Corporate Securities:
Bonds and Notes	285.2	(29.6)	457.6	(65.4)	742.8	(95.0)
Redeemable Preferred Stocks	44.8	(8.8)	85.6	(6.4)	130.4	(15.2)
Mortgage and Asset Backed	1.8	(0.3)	9.8	(0.9)	11.6	(1.2)

Total Fixed Maturities	494.6	(40.6)	726.9	(82.6)	1,221.5	(123.2)

Equity Securities:
Preferred Stocks	47.0	(5.0)	58.3	(13.4)	105.3	(18.4)
Common Stocks	8.8	(1.6)	—	—	8.8	(1.6)
Other Equity Interests	5.5	(0.8)	3.1	(4.3)	8.6	(5.1)

Total Equity Securities	61.3	(7.4)	61.4	(17.7)	122.7	(25.1)

Total	$555.9	$(48.0)	$788.3	$(100.3)	$1,344.2	$(148.3)

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Investments (continued)

An aging, based on the length of time securities have been in an unrealized loss position, of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2008 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$57.2	$(0.4)	$4.0	$—	$61.2	$(0.4)
States, Municipalities and Political Subdivisions	314.9	(10.1)	102.5	(11.2)	417.4	(21.3)
Corporate Securities:
Bonds and Notes	762.0	(104.8)	138.4	(23.4)	900.4	(128.2)
Redeemable Preferred Stocks	132.4	(13.7)	—	—	132.4	(13.7)
Mortgage and Asset Backed	4.5	(0.6)	7.3	(0.7)	11.8	(1.3)

Total Fixed Maturities	1,271.0	(129.6)	252.2	(35.3)	1,523.2	(164.9)

Equity Securities:
Preferred Stocks	87.3	(30.8)	5.5	(1.5)	92.8	(32.3)
Common Stocks	4.1	(0.9)	—	—	4.1	(0.9)
Other Equity Interests	14.7	(3.8)	3.9	(3.4)	18.6	(7.2)

Total Equity Securities	106.1	(35.5)	9.4	(4.9)	115.5	(40.4)

Total	$1,377.1	$(165.1)	$261.6	$(40.2)	$1,638.7	$(205.3)

Unrealized losses on fixed maturities, which the Company has determined to be temporary at June 30, 2009, were $123.2 million, of which $82.6 million related to fixed maturities that have continued in an unrealized loss position for 12 months or longer. Included in the second preceding table are fixed maturities with a fair value of $5.4 million and an unrealized loss of $1.4 million at June 30, 2009 for which the Company has recognized credit losses of $1.3 million before tax in earnings for the three months ended June 30, 2009 and credit losses of $2.5 million before tax in Retained Earnings for the portion of the impairment that was determined to be other-than-temporary on the adoption of FSP FAS 115-2 and FAS 124-2. The vast majority of the remaining fixed maturities presented in the second preceding table are concentrated in states, municipalities and political subdivisions and investment-grade corporate bonds and notes which the Company does not expect the issuers to settle at a price less than the amortized cost basis of the security. At June 30, 2009 the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be maturity. Accordingly, these investments are not considered to be other-than-temporarily impaired at June 30, 2009.

Unrealized losses on fixed maturities, which the Company determined to be temporary at December 31, 2008, were $164.9 million, of which $35.3 million related to fixed maturities that have continued in an unrealized loss position for 12 months or longer. These fixed maturities were concentrated in states, municipalities and political subdivisions and investment-grade corporate bonds and notes at December 31, 2008, which the Company expected to fully recover.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. The portion of the declines in the fair values of investments that are determined to be other-than-temporary are reported as losses in the Condensed Consolidated Statement of Income in the period when such determination is made. Based on the Company’s evaluations at June 30, 2009 and December 31, 2008 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities shown in the preceding two tables, and the Company’s intention to not sell or be required to sell before recovery of the amortized cost of such investments at June 30, 2009, or its ability and intent to hold to recovery at December 31, 2008, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding two tables were temporary at the respective evaluation dates.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Investments (continued)

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

The vast majority of the Company’s equity securities at June 30, 2009 and December 31, 2008 presented in the preceding two tables are perpetual preferred stocks of financial institutions. The Company considers the debt-like characteristics of these perpetual preferred stocks along with issuer ratings when evaluating impairment. All such preferred stocks paid dividends at the stated dividend rate during the three month period preceding the evaluation date. The Company concluded that the declines in the fair values of the perpetual preferred stocks of these financial institutions presented in the preceding two tables were temporary in nature, largely driven by current market conditions, and since the Company intends to hold the securities until recovery, the impairments should not be recognized in the Condensed Consolidated Statement of Income. Based on evaluations at June 30, 2009 and December 31, 2008 of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities presented in the preceding two tables were temporary at the respective evaluation dates.

The carrying value, fair value and approximate voting percentage for the Company’s investment in the common stock of Intermec, Inc. (“Intermec”), which is accounted for under the equity method of accounting and reported as Investment in Investee in the Company’s Condensed Consolidated Balance Sheets, at June 30, 2009 and December 31, 2008 were:

(Dollars in Millions)	June 30, 2009	Dec. 31, 2008
Carrying Value	$92.5	$102.2
Fair Value	$163.3	$168.1
Approximate Voting Percentage	20.4%	20.5%

The carrying values of the Company’s Other Investments at June 30, 2009 and December 31, 2008 were:

(Dollars in Millions)	June 30, 2009	Dec. 31, 2008
Loans to Policyholders	$214.5	$209.9
Real Estate	257.1	257.7
Limited Liability Investment Companies and Limited Partnerships	252.4	242.3
Other	5.0	5.0

Total	$729.0	$714.9

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Automobile Loan Receivables

Automobile Loan Receivables consists primarily of sub-prime loans, which are secured by automobiles, to residents of California and other Western and Midwestern states. Automobile Loan Receivables is stated net of unearned discount, loan fees and reserve for loan losses.

The components of Automobile Loan Receivables at June 30, 2009 and December 31, 2008 were:

(Dollars in Millions)	June 30, 2009	Dec. 31, 2008
Sales Contracts and Loans Receivable	$1,004.6	$1,213.1
Unearned Discounts and Deferred Fees	(9.2)	(14.4)

Net Automobile Loan Receivables Outstanding	995.4	1,198.7
Reserve for Loan Losses	(108.3)	(120.1)

Automobile Loan Receivables	$887.1	$1,078.6

The status of loan balances included in Net Automobile Loan Receivables Outstanding at June 30, 2009 and December 31, 2008 is presented below:

	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding
(Dollars in Millions)	June 30, 2009		December 31, 2008
Current Loan Balances	$648.5	65.2%	$738.3	61.6%
Delinquent Loan Balances:
Less than 30 Days Delinquent	247.0	24.8%	312.6	26.1%
30 Days to 59 Days Delinquent	72.9	7.3%	103.0	8.6%
60 Days to 89 Days Delinquent	20.9	2.1%	32.8	2.7%
Delinquent 90 Days and Greater	6.1	0.6%	12.0	1.0%

Net Automobile Loan Receivables Outstanding	995.4	100.0%	1,198.7	100.0%

Reserve for Loan Losses	(108.3)		(120.1)

Automobile Loan Receivables	$887.1		$1,078.6

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Automobile Loan Receivables (Continued)

Activity in the Reserve for Loan Losses for the six and three months ended June 30, 2009 and 2008 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Reserve for Loan Losses—Beginning of Period	$120.1	$148.4	$113.6	$136.6
Provision for Loan Losses	35.7	73.2	15.7	46.0
Net Charge-off:
Automobile Loan Receivables Charged-off	(66.9)	(90.8)	(30.6)	(40.5)
Automobile Loan Receivables Recovered	19.4	21.4	9.6	10.1

Net Charge-off	(47.5)	(69.4)	(21.0)	(30.4)

Reserve for Loan Losses—End of Period	$108.3	$152.2	$108.3	$152.2

Note 6 - Goodwill

Goodwill at June 30, 2009 and December 31, 2008 by business segment was:

(Dollars in Millions)	June 30, 2009	Dec. 31, 2008
Kemper Segment	$49.6	$49.6
Unitrin Specialty Segment	42.8	42.8
Life and Health Insurance Segment	239.4	242.2

Total Goodwill	$331.8	$334.6

The Company tests goodwill for recoverability on an annual basis in the first quarter and, if circumstances or events indicate that the fair value of a reporting unit may have declined below its carrying value, such tests are performed at intervening interim periods. The quoted value of Unitrin’s common stock was significantly below the book value per share of the Company at June 30, 2009. Accordingly, the Company tested goodwill for each of its reporting units for recoverability at June 30, 2009. Based on the tests for recoverability at June 30, 2009, the Company determined that the entire amount of goodwill arising from its February 13, 2009 acquisition of Direct Response, included in the Unitrin Direct segment, was not recoverable and, accordingly, recognized a charge of $1.5 million before tax and $1.0 million after tax to write off the goodwill related to the acquisition. See Note 2, “Acquisition of Businesses,” to the Condensed Consolidated Financial Statements for additional information pertaining to the acquisition of Direct Response. No other goodwill was associated with the Unitrin Direct segment at June 30, 2009. The Company used discounted projections of future cash flows to estimate fair value of all reporting units included in the table above as well as the goodwill arising from the acquisition of Direct Response. No goodwill is associated with Fireside Bank. Accordingly, no testing was required for Fireside Bank. Except for the goodwill arising from the acquisition of Direct Response, for each reporting unit tested, the estimated fair value exceeded the carrying value of the reporting unit, and the Company concluded that the reported goodwill was recoverable. Goodwill for the Life and Health Insurance segment includes goodwill of $14.8 million related to the Company’s Reserve National Insurance Company (“Reserve National”) reporting unit. Reserve National specializes in limited benefit medical and Medicare supplement products. Accordingly, its ability to conduct its operations in the same manner as they are currently conducted could be impacted by various national healthcare proposals currently being discussed by the United States Congress. The Company cannot presently predict what effect, if any, such proposals might have on Reserve National’s operations and the recoverability of its goodwill if any such proposals were to become law. Goodwill for the Life and Health Insurance segment decreased in 2009 by $2.8 million due to the finalization of the allocation of the purchase price of the Primesco acquisition. See Note 2, “Acquisition of Businesses,” to the Condensed Consolidated Financial Statements for additional information pertaining to the acquisition of Primesco.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Property and Casualty Insurance Reserves

Property and Casualty Insurance Reserve activity for the six months ended June 30, 2009 and 2008 was:

	Six Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008
Property and Casualty Insurance Reserves -
Gross of Reinsurance at Beginning of Year	$1,268.7	$1,322.9
Less Reinsurance Recoverables at Beginning of Year	84.6	84.8

Property and Casualty Insurance Reserves -
Net of Reinsurance at Beginning of Year	1,184.1	1,238.1
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	94.7	0.2

Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	744.4	714.7
Discontinued Operations	—	62.7

Total Incurred Losses and LAE related to Current Year	744.4	777.4

Prior Years:
Continuing Operations	(41.3)	(36.9)
Discontinued Operations	(1.1)	(1.0)

Total Incurred Losses and LAE related to Prior Years	(42.4)	(37.9)

Total Incurred Losses and LAE	702.0	739.5

Paid Losses and LAE Related to:
Current Year:
Continuing Operations	411.8	384.8
Discontinued Operations	—	19.8

Total Paid Losses and LAE related to Current Year	411.8	404.6

Prior Years:
Continuing Operations	323.4	291.9
Discontinued Operations	24.8	41.3

Total Paid Losses and LAE related to Prior Years	348.2	333.2

Total Paid Losses and LAE	760.0	737.8

Property and Casualty Insurance Reserves -
Net of Reinsurance at End of Period	1,220.8	1,240.0
Plus Reinsurance Recoverable at End of Period	78.4	75.2

Property and Casualty Insurance Reserves -
Gross of Reinsurance at End of Period	$1,299.2	$1,315.2

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Property and Casualty Insurance Reserves (continued)

Property and Casualty Insurance Reserves are estimated based on historical experience patterns and current economic trends. Actual loss experience and loss trends are likely to differ from these historical experience patterns and economic conditions. Loss experience and loss trends emerge over several years from the dates of loss inception. The Company monitors such emerging loss trends. Upon concluding, based on the data available, that an emerging loss trend will continue, the Company adjusts its property and casualty insurance reserves to recognize such a trend. Changes in such estimates are included in the Condensed Consolidated Statement of Income in the period of change.

For the six months ended June 30, 2009, the Company reduced its property and casualty insurance reserves by $42.4 million to recognize favorable development of losses and loss adjustment expenses (“LAE”) from prior accident years. For the six months ended June 30, 2009, personal lines insurance losses and LAE reserves developed favorably by $38.0 million and commercial lines insurance losses and LAE reserves developed favorably by $4.4 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2007, 2006 and 2005 accident years due to improvements in the Company’s claims handling procedures. For the six months ended June 30, 2008, the Company reduced its property and casualty insurance reserves by $37.9 million to recognize favorable development of losses and LAE from prior accident years. For the six months ended June 30, 2008, personal lines insurance losses and LAE developed favorably by $33.9 million and commercial lines insurance losses and LAE developed favorably by $4.0 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2006 and 2005 accident years, partially due to the improvements in the Company’s claims handling procedures.

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

Note 8 - Notes Payable

Total debt outstanding at June 30, 2009 and December 31, 2008 was:

(Dollars in Millions)	June 30, 2009	Dec. 31, 2008
Senior Notes at Amortized Cost:
6.00% Senior Notes due May 15, 2017	$355.6	$355.5
4.875% Senior Notes due November 1, 2010	199.6	199.4
Mortgage Note Payable at Amortized Cost	5.9	5.9

Total Debt Outstanding	$561.1	$560.8

The Company has a five-year, $325 million, unsecured, revolving credit agreement, expiring June 30, 2010, with a group of financial institutions. The Company had no outstanding advances under the agreement at both June 30, 2009 and December 31, 2008. Undrawn letters of credit issued pursuant to this agreement were $13.1 million at both June 30, 2009 and December 31, 2008. Accordingly, the amount available for future borrowing was $311.9 million at both June 30, 2009 and December 31, 2008, respectively.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Notes Payable (continued)

Interest Expense, including facility fees and accretion of discount, for the six and three months ended June 30, 2009 and 2008 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Notes Payable under Revolving Credit Agreement	$0.7	$0.9	$0.4	$0.8
6.00% Senior Notes due May 15, 2017	11.0	11.0	5.5	5.5
4.875% Senior Notes due November 1, 2010	5.0	5.0	2.5	2.5
Mortgage Note Payable	0.2	0.2	0.1	0.1

Interest Expense before Capitalization of Interest	16.9	17.1	8.5	8.9
Capitalization of Interest	(0.2)	(0.5)	—	(0.3)

Total Interest Expense	$16.7	$16.6	$8.5	$8.6

Interest Paid, including facility fees, for the six and three months ended June 30, 2009 and 2008 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Notes Payable under Revolving Credit Agreement	$0.6	$0.7	$0.5	$0.6
6.00% Senior Notes due May 15, 2017	10.8	10.8	10.8	10.8
4.875% Senior Notes due November 1, 2010	4.9	4.9	4.9	4.9
Mortgage Note Payable	0.2	0.2	0.1	0.1

Total Interest Paid	$16.5	$16.6	$16.3	$16.4

Note 9 - Income from Investments

Net Investment Income for the six and three months ended June 30, 2009 and 2008 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Investment Income (Loss):
Interest and Dividends on Fixed Maturities	$121.2	$117.3	$61.9	$65.9
Dividends on Equity Securities	6.5	17.0	3.2	9.8
Short-term Investments	0.7	8.3	0.3	2.8
Loans to Policyholders	7.5	7.1	3.8	3.6
Real Estate	14.6	15.5	7.4	8.0
Other	0.3	—	0.2	—
Limited Partnerships and Limited Liability Companies	4.5	(18.7)	24.8	1.7

Total Investment Income	155.3	146.5	101.6	91.8
Investment Expenses:
Real Estate	13.8	11.8	7.1	5.8
Other Investment Expenses	0.1	0.8	0.1	0.4

Total Investment Expenses	13.9	12.6	7.2	6.2

Net Investment Income Including Discontinued Operations	141.4	133.9	94.4	85.6
Net Investment Income Reported in Discontinued Operations	—	(6.6)	—	(4.2)

Net Investment Income	$141.4	$127.3	$94.4	$81.4

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 - Income from Investments (continued)

The components of Net Realized Gains on Sales of Investments for the six and three months ended June 30, 2009 and 2008 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Fixed Maturities:
Gains on Dispositions	$3.4	$4.5	$3.0	$4.0
Losses on Dispositions	(0.1)	(1.2)	(0.1)	(1.1)
Equity Securities:
Gains on Dispositions	1.5	39.4	1.0	23.3
Losses on Dispositions	—	(5.6)	—	(4.3)
Real Estate:
Gains on Dispositions	—	1.5	—	1.5
Other Investments:
Losses on Dispositions	—	(0.2)	—	—
Trading Securities Net Gains (Losses)	0.4	(0.4)	0.5	(0.1)

Net Realized Gains on Sales of Investments	$5.2	$38.0	$4.4	$23.3

The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statement of Income for the six and three months ended June 30, 2009 and 2008 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Fixed Maturities	$(26.7)	$(1.7)	$(5.1)	$(1.1)
Equity Securities	(8.0)	(25.1)	(4.6)	(17.2)

Net Impairment Losses Recognized in Earnings	$(34.7)	$(26.8)	$(9.7)	$(18.3)

See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements for a discussion of a change in accounting principle adopted in the second quarter of 2009 which impacts the determination of the amount of OTTI losses on Investments in Fixed Maturities that are recognized in earnings on and subsequent to April 1, 2009.

The following table sets forth the pre-tax amount of OTTI credit losses, recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of the dates indicated, for which a portion of the OTTI loss has been recognized in Accumulated Other Comprehensive Loss, and the corresponding changes in such amounts.

(Dollars in Millions)
Balance at April 1, 2009	$39.8
Additions for Previously Unrecognized OTTI Credit Losses	1.7
Increases to Previously Recognized OTTI Credit Losses	0.1
Reduction for Investments Sold During the Period	(1.5)

Balance at June 30, 2009	$40.1

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 - Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the six and three months ended June 30, 2009 and 2008 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Service Cost Benefits Earned	$5.0	$6.2	$2.4	$2.7
Interest Cost on Projected Benefit Obligation	10.7	10.4	5.3	5.1
Expected Return on Plan Assets	(12.1)	(12.6)	(6.0)	(6.4)
Net Amortization and Deferral	(0.1)	—	(0.1)	(0.2)

Total Pension Expense	$3.5	$4.0	$1.6	$1.2

The components of Postretirement Benefits Other than Pensions Expense for the six and three months ended June 30, 2009 and 2008 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Service Cost on Benefits Earned	$0.1	$0.1	$0.1	$0.1
Interest Cost on Projected Benefit Obligation	1.0	1.0	0.5	0.5
Net Amortization and Deferral	(0.9)	(1.1)	(0.4)	(0.6)

Total Postretirement Benefits Other than Pensions Expense	$0.2	$—	$0.2	$—

Note 11 - Long-term Equity Compensation Plans

As of June 30, 2009, the Company has three stock option plans, all of which have been approved by Unitrin’s shareholders. Stock options to purchase Unitrin’s common stock are granted at prices equal to the fair value of Unitrin’s common stock on the date of grant. Employee options generally vest over a period of three and one-half years and expire ten years from the date of grant. Beginning in 2003, options granted to employees were coupled with tandem stock appreciation rights (“SAR”), settled in Unitrin common stock. Options granted to directors are exercisable one year from the date of grant and expire ten years from the date of grant. At June 30, 2009, options to purchase 4,849,798 shares of Unitrin’s common stock were outstanding. Original options to purchase shares of Unitrin common stock were available for future grant under only two of the plans, the 1995 Non-employee Director Stock Option Plan and the 2002 Stock Option Plan, at June 30, 2009. Options to purchase 1,560,981 shares of Unitrin’s common stock were available for future grants under such stock option plans at June 30, 2009.

Prior to February 3, 2009, all of the Company’s stock option plans included provisions, subject to certain limitations, to automatically grant restorative, or reload stock options (“Restorative Options”), to replace shares of previously owned Unitrin common stock that an exercising option holder surrenders, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise. Restorative Options are subject to the same terms and conditions as the original options, including the expiration date, except that the exercise price is equal to the fair value of Unitrin common stock on the date of grant and cannot be exercised until six months after the date of grant. The grant of a Restorative Option does not result in an increase in the total number of shares and options held by an employee, but changes the mix of the two. Beginning February 3, 2009, the 1995 Non-employee Director Stock Option Plan and the 2002 Stock Option Plan were amended to eliminate the restorative feature in the plans prospectively. Accordingly, Restorative Options will no longer be included in original option awards made on or after February 3, 2009. At June 30, 2009, Restorative Options may still be granted under all the plans in connection with the exercise of original options granted before February 3, 2009, subject to the limitations on certain equity awards as described below.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Long-term Equity Compensation Plans (continued)

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

In addition to the stock option plans, the Company has a restricted stock plan, which has been approved by Unitrin’s shareholders. Under this plan, restricted stock and restricted stock units may be granted to all eligible employees. Recipients of restricted stock are entitled to full dividend and voting rights on the same basis as all other outstanding shares of Unitrin common stock and all awards are subject to forfeiture until certain restrictions have lapsed. As of June 30, 2009, 473,200 shares of restricted stock having a weighted-average grant-date fair value of $36.06 per share have been awarded, of which 92,488 shares were forfeited and 32,901 were tendered to satisfy tax withholding obligations. As of June 30, 2009, there were 652,189 common shares available for future grants.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Long-term Equity Compensation Plans (continued)

The assumptions used in the Black-Scholes pricing model for options granted during the six months ended June 30, 2009 and 2008 were as follows:

Six Months Ended
	June 30, 2009	June 30, 2008
Range of Valuation Assumptions
Expected Volatility	33.08% - 40.30%	22.36% - 24.52%
Risk Free Interest Rate	1.63% - 2.76%	2.18% - 3.39%
Expected Dividend Yield	4.59% - 5.07%	3.86% - 5.49%

Weighted-Average Expected Life
Employee Grants	4 - 7.5 years	2.5 - 7.5 years
Director Grants	7 years	4 - 6.5 years

Option and SAR activity for the six months ended June 30, 2009 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	5,125,249	$46.17
Granted	304,125	13.78
Exercised	—	—
Forfeited or Expired	(579,576)	45.95

Outstanding at June 30, 2009	4,849,798	$44.17	4.77	$—

Vested and Expected to Vest at June 30, 2009	4,809,435	$44.22	4.74	$—

Exercisable at June 30, 2009	3,958,610	$46.60	3.94	$—

The weighted-average grant-date fair values of options granted during the six months ended June 30, 2009 and 2008 were $3.07 per option and $4.81 per option, respectively. No options were exercised during the six months ended June 30, 2009. Total intrinsic value of stock options exercised was $0.4 million for the six months ended June 30, 2008. Cash received from option exercises was $1.6 million for the six months ended June 30, 2008. Total tax benefits realized for tax deductions from option exercises were $0.2 million for the six months ended June 30, 2008.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Long-term Equity Compensation Plans (continued)

The grant-date fair values of time-based restricted stock awards are determined using the closing price of Unitrin common stock on the date of grant. The grant date fair value of the performance-based restricted stock awards was determined using the Monte Carlo simulation method. The Monte Carlo simulation model produces a risk-neutral simulation of the daily returns on the common stock of Unitrin and each of the other companies included in the Peer Group. Returns generated by the simulation depend on the risk-free interest rate used and the volatilities of, and the correlation between, these stocks. The model simulates stock prices and dividend payouts to the end of the three-year performance period. Total shareholder returns are generated for each of these stocks based on the simulated prices and dividend payouts. The total shareholder returns are then ranked, and Unitrin’s simulated ranking is converted to a payout percentage based on the terms of the performance-based restricted stock awards. The payout percentage is applied to the simulated stock price at the end of the performance period, reinvested dividends are added back, and the total is discounted to the valuation date at the risk-free rate. This process is repeated approximately ten thousand times, and the grant date fair value is equal to the average of the results from these trials. Activity related to nonvested restricted stock for the six months ended June 30, 2009 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	196,307	$42.66
Granted	127,800	13.81
Vested	—	—
Forfeited	(49,850)	37.99

Nonvested Balance at June 30, 2009	274,257	$30.06

For equity compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Share-based compensation expense for all of the Company’s long-term equity-based compensation plans was $2.7 million and $5.0 million for the six months ended June 30, 2009 and 2008, respectively. Total unamortized compensation expense related to nonvested awards of such plans at June 30, 2009 was $5.5 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Note 12 - Restructuring Expenses

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

As discussed in Note 2, “Acquisition of Businesses,” to the Condensed Consolidated Financial Statements, Unitrin’s subsidiary, Trinity, completed its acquisition of Direct Response on February 13, 2009. The Company is in the process of combining Direct Response’s back-office operations with the Company’s existing Unitrin Direct operations.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 - Restructuring Expenses (continued)

Activity related to restructuring costs for the six months ended June 30, 2009 are presented below.

(Dollars in Millions)	Fireside Bank	Unitrin Direct	All Other Segments	Total
Liability at Beginning of Year:
Employee Termination Costs	$0.1	$0.1	$—	$0.2
Early Lease Termination Costs	1.0	0.3	—	1.3
Other Associated Costs	—	—	—	—

Liability at Beginning of Year	1.1	0.4	—	1.5

Expenses Incurred:
Employee Termination Costs	6.0	5.0	1.3	12.3
Early Lease Termination Costs	1.1	0.9	—	2.0
Other Associated Costs	1.7	—	0.2	1.9

Total Expenses Incurred	8.8	5.9	1.5	16.2

Payments of:
Employee Termination Costs	4.5	1.5	1.2	7.2
Early Lease Termination Costs	1.1	0.3	—	1.4
Other Associated Costs	1.6	—	0.2	1.8

Total Payments	7.2	1.8	1.4	10.4

Liability at June 30, 2009:
Employee Termination Costs	1.6	3.6	0.1	5.3
Early Lease Termination Costs	1.0	0.9	—	1.9
Other Associated Costs	0.1	—	—	0.1

Liability at June 30, 2009	$2.7	$4.5	$0.1	$7.3

In addition to the amounts presented above, Fireside Bank expects to incur early lease termination costs ranging from $4.0 million to $7.0 million before tax and employee termination costs ranging from $7.0 million to $12.0 million before tax during the next several years in connection with the exit plan.

In addition to the amounts presented above, Unitrin Direct expects to incur early lease termination costs of approximately $1 million before tax and employee termination costs of approximately $1 million before tax during the next two years in connection with its plan to combine back-office operations.

Note 13 - Income Taxes

The current and deferred income tax assets at June 30, 2009 and December 31, 2008 were:

(Dollars in Millions)	June 30, 2009	Dec. 31, 2008
Current Income Tax Assets	$6.4	$0.2
Deferred Income Tax Assets	229.2	204.8
Valuation Allowance for State Income Taxes	(10.4)	(3.6)

Current and Deferred Income Tax Assets	$225.2	$201.4

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 - Income Taxes (continued)

The components of Liabilities for Income Taxes at June 30, 2009 and December 31, 2008 were:

(Dollars in Millions)	June 30, 2009	Dec. 31, 2008
Current Income Taxes	$—	$51.2
Unrecognized Tax Benefits	15.4	17.0

Liabilities for Income Taxes	$15.4	$68.2

Deferred Income Tax Assets include federal net operating loss carryforwards of $67.7 million and $12.7 million at June 30, 2009 and December 31, 2008, respectively. The federal net operating loss at June 30, 2009 included a federal net operating loss acquired in connection with the acquisition of Direct Response. The federal net operating loss carryforwards are scheduled to expire in years 2010 through 2026. The Company expects to fully utilize these federal net operating loss carryforwards before they expire. Deferred Income Tax Assets include state net operating loss carryforwards of $3.7 million and $2.6 million at June 30, 2009 and December 31, 2008, respectively. The state net operating loss carryforwards, the majority of which are scheduled to expire in 2030, relate to Fireside Bank. Deferred tax asset valuation allowances of $10.4 million and $3.6 million were required at June 30, 2009 and December 31, 2008, respectively, related to state income taxes for Fireside Bank.

Income taxes paid were $68.5 million and $66.6 million for the six months ended June 30, 2009 and 2008, respectively.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 - Income Per Share from Continuing Operations

The Company’s awards of restricted common stock contain a right to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. Accordingly, pursuant to FSP EITF 03-6-1, the Company is required to apply the two-class method of computing basic and diluted earnings per share, pursuant to SFAS No. 128. A reconciliation of the numerator and denominator used in the calculation of Basic Income Per Share from Continuing Operations and Diluted Income Per Share from Continuing Operations for the six months ended June 30, 2009 is as follows:

	Six Months Ended June 30, 2009
(Dollars in Millions)	Restricted Common Stock	Unrestricted Common Stock	Total
Income from Continuing Operations	$0.2	$34.9	$35.1
Dilutive Effect on Income of:
Investee’s Equivalent Shares	—	—	—
Unitrin Share-based Compensation Equivalent Shares	—	—	—

Diluted Income from Continuing Operations	$0.2	$34.9	$35.1

(Shares in Thousands)
Weighted-Average Common Shares Outstanding	285.8	62,118.2
Unitrin Share-based Compensation Equivalent Shares	—	—

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	285.8	62,118.2

(Per Share in Whole Dollars)
Basic Income Per Share from Continuing Operations	$0.59	$0.56

Diluted Income Per Share from Continuing Operations	$0.59	$0.56

Options outstanding to purchase 5.1 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the six months ended June 30, 2009 because the exercise price exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 - Income Per Share from Continuing Operations (continued)

A reconciliation of the numerator and denominator used in the calculation of Basic Income Per Share from Continuing Operations and Diluted Income Per Share from Continuing Operations for the three months ended June 30, 2009 is as follows:

	Three Months Ended June 30, 2009
(Dollars in Millions)	Restricted Common Stock	Unrestricted Common Stock	Total
Income from Continuing Operations	$0.2	$41.2	$41.4
Dilutive Effect on Income of:
Investee’s Equivalent Shares	—	—	—
Unitrin Share-based Compensation Equivalent Shares	—	—	—

Diluted Income from Continuing Operations	$0.2	$41.2	$41.4

(Shares in Thousands)
Weighted-Average Common Shares Outstanding	303.4	62,118.2
Unitrin Share-based Compensation Equivalent Shares	—	—

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	303.4	62,118.2

(Per Share in Whole Dollars)
Basic Income Per Share from Continuing Operations	$0.62	$0.66

Diluted Income Per Share from Continuing Operations	$0.62	$0.66

Options outstanding to purchase 4.8 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended June 30, 2009 because the exercise price exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 - Income Per Share from Continuing Operations (continued)

A reconciliation of the numerator and denominator used in the calculation of Basic Income Per Share from Continuing Operations and Diluted Income Per Share from Continuing Operations for the six months ended June 30, 2008 is as follows:

	Six Months Ended June 30, 2008
(Dollars in Millions)	Restricted Common Stock	Unrestricted Common Stock	Total
Income from Continuing Operations	$0.2	$37.5	$37.7
Dilutive Effect on Income of:
Investee’s Equivalent Shares	—	—	—
Unitrin Share-based Compensation Equivalent Shares	—	—	—

Diluted Income from Continuing Operations	$0.2	$37.5	$37.7

(Shares in Thousands)
Weighted-Average Common Shares Outstanding	239.5	63,078.1
Unitrin Share-based Compensation Equivalent Shares	—	42.1

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	239.5	63,120.2

(Per Share in Whole Dollars)
Basic Income Per Share from Continuing Operations	$0.66	$0.59

Diluted Income Per Share from Continuing Operations	$0.66	$0.59

At June 30, 2008, options outstanding to purchase 5.1 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the six months ended June 30, 2008 because the exercise price exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 - Income Per Share from Continuing Operations (continued)

A reconciliation of the numerator and denominator used in the calculation of Basic Income Per Share from Continuing Operations and Diluted Income Per Share from Continuing Operations for the three months ended June 30, 2008 is as follows:

	Three Months Ended June 30, 2008
(Dollars in Millions)	Restricted Common Stock	Unrestricted Common Stock	Total
Income from Continuing Operations	$0.1	$16.9	$17.0
Dilutive Effect on Income of:
Investee’s Equivalent Shares	—	—	—
Unitrin Share-based Compensation Equivalent Shares	—	—	—

Diluted Income from Continuing Operations	$0.1	$16.9	$17.0

(Shares in Thousands)
Weighted-Average Common Shares Outstanding	260.3	62,505.8
Unitrin Share-based Compensation Equivalent Shares	—	31.0

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	260.3	62,536.8

(Per Share in Whole Dollars)
Basic Income Per Share from Continuing Operations	$0.26	$0.27

Diluted Income Per Share from Continuing Operations	$0.26	$0.27

At June 30, 2008, options outstanding to purchase 5.1 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended June 30, 2008 because the exercise price exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Other Comprehensive Income (Loss) for the six and three months ended June 30, 2009 and 2008, was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$53.8	$(242.1)	$145.7	$(173.5)
Reclassification Adjustment for Amounts Included in Net Income (Loss)	30.0	(11.3)	7.0	(4.6)

Unrealized Holding Gains (Losses)	83.8	(253.4)	152.7	(178.1)

Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	1.6	—	2.3	—
Reclassification Adjustment for Amounts Included in Net Income (Loss)	(0.1)	—	(1.3)	—

Foreign Currency Translation Adjustments	1.5	—	1.0	—

Equity in Other Comprehensive Income (Loss) of Investee	(9.4)	5.3	(0.6)	1.0
Amortization of Unrecognized Postretirement Benefit Costs	(0.9)	(1.1)	(0.4)	(0.8)

Other Comprehensive Income (Loss) Before Income Taxes	75.0	(249.2)	152.7	(177.9)

Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	(19.0)	85.3	(51.4)	61.1
Reclassification Adjustment for Amounts Included in Net Income (Loss)	(10.5)	3.9	(2.5)	1.6

Unrealized Holding Gains and Losses	(29.5)	89.2	(53.9)	62.7

Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	(0.5)	—	(0.7)	—
Reclassification Adjustment for Amounts Included in Net Income (Loss)	—	—	0.4	—

Foreign Currency Translation Adjustments	(0.5)	—	(0.3)	—

Equity in Other Comprehensive Income of Investee	3.3	(1.9)	0.2	(0.4)
Amortization of Unrecognized Postretirement Benefit Costs	0.3	0.4	0.1	0.3

Income Tax Benefit (Expense)	(26.4)	87.7	(53.9)	62.6

Other Comprehensive Income (Loss)	$48.6	$(161.5)	$98.8	$(115.3)

Total Comprehensive Income was $84.9 million and $140.7 million for the six and three months ended June 30, 2009, respectively. Total Comprehensive Loss was $135.3 million and $104.3 million for the six and three months ended June 30, 2008, respectively.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss (continued)

The components of Accumulated Other Comprehensive Loss at June 30, 2009 and December 31, 2008 were:

(Dollars in Millions)	June 30, 2009	Dec. 31, 2008
Unrealized Gains (Losses) on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$1.8	$—
Other Unrealized Gains (Losses) on Investments	4.1	(45.5)
Equity in Accumulated Other Comprehensive Loss of Investee, Net of Income Taxes	(6.6)	(0.5)
Foreign Currency Translation Adjustments, Net of Income Taxes	(0.3)	(1.3)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(61.4)	(60.8)

Total Accumulated Other Comprehensive Loss	$(62.4)	$(108.1)

Note 16 - Business Segments

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

It is the Company’s management practice to allocate certain corporate expenses to its insurance operations. In accordance with SFAS No. 144, the Company is not permitted to allocate certain corporate expenses to discontinued operations. Accordingly, such amounts that the Company is not permitted to allocate to discontinued operations are reported in Other Expense, Net. The Company does not allocate Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings to its operating segments.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16 - Business Segments (continued)

Segment Revenues for the six and three months ended June 30, 2009 and 2008 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues:
Kemper:
Earned Premiums	$466.2	$459.0	$235.3	$229.4
Net Investment Income	14.8	15.7	12.5	10.9
Other Income	0.2	0.2	0.1	0.1

Total Kemper	481.2	474.9	247.9	240.4

Unitrin Specialty:
Earned Premiums	267.3	237.2	134.7	122.4
Net Investment Income	7.4	7.0	6.3	4.8
Other Income	0.1	0.1	0.1	0.1

Total Unitrin Specialty	274.8	244.3	141.1	127.3

Unitrin Direct:
Earned Premiums	176.6	145.9	94.0	73.8
Net Investment Income	6.4	3.7	5.6	2.6
Other Income	0.1	0.2	0.1	0.1

Total Unitrin Direct	183.1	149.8	99.7	76.5

Life and Health Insurance:
Earned Premiums	328.7	330.1	162.3	170.7
Net Investment Income	106.5	90.0	65.3	57.4
Other Income	0.5	0.7	0.2	0.5

Total Life and Health Insurance	435.7	420.8	227.8	228.6

Fireside Bank:
Interest, Loan Fees and Earned Discounts	98.2	122.7	46.4	60.9
Other Automobile Finance Revenues	2.1	2.8	1.0	1.2

Automobile Finance Revenues	100.3	125.5	47.4	62.1
Net Investment Income	1.7	2.8	0.8	1.0

Total Fireside Bank	102.0	128.3	48.2	63.1

Total Segment Revenues	1,476.8	1,418.1	764.7	735.9

Unallocated Dividend Income	0.7	6.8	0.4	3.5
Net Realized Gains on Sales of Investments	5.2	38.0	4.4	23.3
Net Impairment Losses Recognized in Earnings	(34.7)	(26.8)	(9.7)	(18.3)
Other	3.9	1.5	3.5	1.3

Total Revenues	$1,451.9	$1,437.6	$763.3	$745.7

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16 - Business Segments (continued)

Segment Operating Profit for the six and three months ended June 30, 2009 and 2008 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Segment Operating Profit (Loss):
Kemper	$34.7	$11.0	$21.7	$2.3
Unitrin Specialty	10.8	10.2	10.8	7.2
Unitrin Direct	(19.0)	(22.7)	(10.5)	(12.8)
Life and Health Insurance	71.1	61.7	47.7	37.3
Fireside Bank	(4.9)	(25.9)	0.3	(21.5)

Total Segment Operating Profit	92.7	34.3	70.0	12.5

Unallocated Dividend Income	0.7	6.8	0.4	3.5
Net Realized Gains on Sales of Investments	5.2	38.0	4.4	23.3
Net Impairment Losses Recognized in Earnings	(34.7)	(26.8)	(9.7)	(18.3)
Other Expense, Net	(12.3)	(14.6)	(5.6)	(5.9)

Income from Continuing Operations before Income Taxes and Equity in Net Income (Loss) of Investee	$51.6	$37.7	$59.5	$15.1

Segment Net Income for the six and three months ended June 30, 2009 and 2008 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Segment Net Income (Loss):
Kemper	$26.5	$11.5	$16.1	$3.7
Unitrin Specialty	9.0	8.6	8.0	5.7
Unitrin Direct	(11.0)	(13.7)	(6.1)	(7.8)
Life and Health Insurance	46.0	39.2	31.0	24.2
Fireside Bank	(9.7)	(15.2)	0.2	(12.6)

Total Segment Net Income	60.8	30.4	49.2	13.2
Net Income (Loss) From:
Unallocated Dividend Income	0.6	5.9	0.3	3.0
Net Realized Gains on Sales of Investments	3.4	24.7	2.9	15.2
Net Impairment Losses Recognized in Earnings	(22.6)	(17.4)	(6.4)	(11.9)
Other Expense, Net	(7.0)	(9.2)	(3.3)	(3.6)

Income from Continuing Operations before Equity in Net Income (Loss) of Investee	35.2	34.4	42.7	15.9
Equity in Net Income (Loss) of Investee	(0.1)	3.3	(1.3)	1.1

Income from Continuing Operations	$35.1	$37.7	$41.4	$17.0

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16 - Business Segments (continued)

Earned Premiums by product line for the six and three months ended June 30, 2009 and 2008 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Life	$201.1	$197.6	$100.4	$103.4
Accident and Health	78.8	79.2	39.4	40.1
Property and Casualty:
Personal Lines:
Automobile	704.3	628.2	360.3	319.3
Homeowners	149.3	145.2	76.0	72.9
Other Personal	75.4	78.7	35.8	39.9

Total Personal Lines	929.0	852.1	472.1	432.1

Commercial Automobile	29.9	43.3	14.4	20.7

Total Earned Premiums	$1,238.8	$1,172.2	$626.3	$596.3

Note 17 - Fair Value Measurements

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

SFAS No. 157 defines fair value and establishes a hierarchal framework which prioritizes and ranks the market price observability used in fair value measurements. Market price observability is affected by a number of factors, including the type of asset or liability and the characteristics specific to the asset or liability being measured. Assets and liabilities with readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Under SFAS No. 157, the inputs used to measure fair value must be classified into one of three levels as follows:

•	Level 1—Quoted prices in an active market for identical assets or liabilities;

•

Level 2—Observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

•	Level 3—Assets and liabilities whose significant value drivers are unobservable.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17 - Fair Value Measurements (continued)

The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at June 30, 2009 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value June 30, 2009
Available for Sale Securities:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$245.1	$571.8	$—	$816.9
States, Municipalities and Political Subdivisions	—	1,437.9	—	1,437.9
Corporate Securities:
Bonds and Notes	6.1	1,695.1	114.5	1,815.7
Redeemable Preferred Stocks	—	93.1	68.7	161.8
Asset Backed	—	9.4	6.1	15.5

Total Investments in Fixed Maturities	251.2	3,807.3	189.3	4,247.8
Equity Securities:
Preferred Stocks	—	114.0	7.8	121.8
Common Stocks	55.0	1.1	9.4	65.5
Other Equity Interests	—	—	40.3	40.3

Total Equity Securities	55.0	115.1	57.5	227.6

Total Available for Sale Securities	306.2	3,922.4	246.8	4,475.4
Trading Securities:
Other Investments	3.9	—	—	3.9

Total	$310.1	$3,922.4	$246.8	$4,479.3

The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at December 31, 2008 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Dec. 31, 2008
Available for Sale Securities:
Fixed Maturities	$254.0	$3,677.1	$204.8	$4,135.9
Equity Securities	47.8	114.6	59.4	221.8

Total Available for Sale Securities	301.8	3,791.7	264.2	4,357.7
Trading Securities:
Other Investments	3.8	—	—	3.8

Total	$305.6	$3,791.7	$264.2	$4,361.5

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17 - Fair Value Measurements (continued)

Additional information pertaining to the Company’s investments in Fixed Maturities and Equity Securities classified as Level 3 at December 31, 2008 is presented below:

(Dollars in Millions)	Fair Value Dec. 31, 2008
Fixed Maturities:
Corporate Bonds and Notes Due at a Single Maturity Date	$134.2
Redeemable Preferred Stocks	70.6

Total Fixed Maturities Classified as Level 3	204.8

Equity Securities:
Common Stocks	10.4
Preferred Stocks	4.9
Other Equity Interests	44.1

Total Equity Securities Classified as Level 3	59.4

Total Investments Classified as Level 3	$264.2

The Company’s investments in available for sale securities reported as Fixed Maturities and classified as Level 1 in the three preceding tables primarily consist of U.S. Treasury Bonds and Notes. The Company’s investments in available for sale securities reported as Equity Securities and classified as Level 1 in the three preceding tables primarily consist of investments in publicly-traded common stocks. The Company’s investments in available for sale securities reported as Fixed Maturities and classified as Level 2 in the three preceding tables primarily consist of investments in corporate bonds and redeemable preferred stocks, state and municipal bonds, and bonds and mortgage-backed securities of U.S. government agencies. The Company’s investments in available for sale securities reported as Equity Securities and classified as Level 2 in the three preceding tables primarily consist of investments in preferred stocks. The Company uses a leading, nationally recognized provider of market data and analytics to price the vast majority of the Company’s Level 2 measurements. The provider utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed maturity securities do not trade on a daily basis, the provider’s evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to prepare evaluations. In addition, the provider uses model processes to develop prepayment and interest rate scenarios. The pricing provider’s models and processes also take into account market convention. For each asset class, teams of its evaluators gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models. The Company generally validates the measurements obtained from its primary pricing provider by comparing them with measurements obtained from one additional pricing provider that provides either prices from recent market transactions or quotes in inactive markets or evaluations based on its own proprietary models.

The Company investigates significant differences related to the values provided. On completion of its investigation, management exercises judgment to determine the price selected and whether adjustments, if any, to the price obtained from the Company’s primary pricing provider would warrant classification of the price as Level 3. In instances where a measurement cannot be obtained from either pricing provider, the Company generally will evaluate bid prices from one or more binding quotes obtained from market makers to value investments in inactive markets and classified by the Company as Level 2. The Company generally classifies securities when it receives non-binding quotes or indications as Level 3 securities unless the Company can validate the quote or indication against recent transactions in the market. For securities classified as Level 3, the Company either uses valuations provided by third party fund managers or the Company’s own internal valuations. These valuations typically employ valuation techniques including earnings multiples based on comparable public securities, industry specific non-earnings based multiples, and discounted cash flow models. Valuations classified as Level 3 by the Company generally consist of investments in various private placement securities of non-rated entities. In rare cases, if the private placement security has only been outstanding for a short amount of time, the Company, after considering the initial assumptions used in acquiring an investment, will rely on the original purchase price as representative of the fair value.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary information pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the six and three months ended June 30, 2009 and 2008 is presented below:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Balance at Beginning of Period	$264.2	$218.9	$240.5	$231.0
Total Gains (Losses):
Included in Statement of Income	(20.5)	(0.1)	0.3	2.4
Included in Other Comprehensive Income (Loss)	15.5	(3.2)	14.2	(2.2)
Purchases, Sales and Settlements, Net	(14.1)	45.8	(9.1)	30.2
Transfers in and/or out of Level 3	1.7	11.1	0.9	11.1

Balance at End of Period	$246.8	$272.5	$246.8	$272.5

Additional information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the six months ended June 30, 2009 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset Backed	Preferred and Common Stocks	Other Equity Interests
Balance at Beginning of Period	$128.6	$70.6	$5.6	$15.3	$44.1
Total Gains (Losses):
Included in Statement of Income	(16.6)	—	—	(2.7)	(1.2)
Included in Other Comprehensive Income (Loss)	7.3	(2.5)	(0.2)	3.7	7.2
Purchases, Sales and Settlements, Net	(4.8)	0.6	(0.1)	—	(9.8)
Transfers in and/or out of Level 3	—	—	0.8	0.9	—

Balance at End of Period	$114.5	$68.7	$6.1	$17.2	$40.3

Additional information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended June 30, 2009 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset Backed	Preferred and Common Stocks	Other Equity Interests
Balance at Beginning of Period	$114.1	$69.4	$6.2	$13.5	$37.3
Total Gains (Losses):
Included in Statement of Income	0.8	—	—	(0.5)	—
Included in Other Comprehensive Income (Loss)	6.6	(1.0)	(0.1)	3.3	5.4
Purchases, Sales and Settlements, Net	(7.0)	0.3	—	—	(2.4)
Transfers in and/or out of Level 3	—	—	—	0.9	—

Balance at End of Period	$114.5	$68.7	$6.1	$17.2	$40.3

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18 - Related Parties

One of Unitrin’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. Unitrin’s subsidiary, Trinity, and FS&C were parties to an agreement under which FS&C provided investment management services to Trinity during 2008. During October 2008, FS&C sold all of the investments it managed for Trinity, and FS&C ceased providing investment management services to Trinity. In addition, FS&C provides investment management services with respect to certain funds of the Company’s pension plans. Such agreement is terminable by either party at any time upon 30 days advance written notice.

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based on the fair market value of the assets under management. At June 30, 2009, the Company’s pension plans had $69.6 million in investments managed by FS&C. For the six months ended June 30, 2009, the Company’s pension plans paid $0.1 million to FS&C. For the six and three months ended June 30, 2008, Trinity and the Company’s pension plans paid $0.4 million and $0.2 million, respectively, in the aggregate to FS&C.

With respect to the Company’s defined contribution plans, one of the investment choices afforded to participants is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. As of June 30, 2009, participants in the Company’s defined contribution plans had allocated $14.6 million for investment in the Dreyfus Appreciation Fund, representing 6.7% of the total amount invested by participants in the Company’s defined contribution plans.

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

Note 19 - Relationships with Mutual Insurance Companies

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

Note 20 - Contingencies

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

Unitrin and certain of its subsidiaries, like many property and casualty insurers, are defending numerous individual lawsuits, mass actions and statewide putative class actions in Louisiana and Texas arising out of a number of catastrophes and storms, including Hurricanes Katrina, Rita and Ike. In these matters, the plaintiffs seek compensatory and punitive damages, and equitable relief. The Company and its relevant subsidiaries believe they have meritorious defenses to these proceedings and are defending them vigorously.

Fireside Bank is defending two class action lawsuits in California state court alleging that its post-repossession notices to defaulting borrowers failed to comply with certain aspects of California law. The plaintiffs seek compensatory and punitive damages, and equitable relief. Statewide classes have been certified in these matters, which are being treated on a coordinated basis. During the second quarter of 2009, the court gave final approval to a settlement covering certain members of these classes. The remaining, non-settling class members are former Fireside Bank customers against whom the bank previously obtained deficiency judgments in separate legal proceedings. The trial court granted Fireside Bank’s motion to strike the plaintiffs’ allegations seeking to set aside these judgments, which ruling plaintiffs have appealed. Fireside Bank believes that the trial court’s ruling is in accordance with California law and should be upheld on appeal. Accordingly, the Company does not believe that the remaining issues in these lawsuits represent a significant exposure.

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

Summary of Results

The Company reported Net Income of $36.3 million ($0.58 per unrestricted common share) and $41.9 million ($0.67 per unrestricted common share) for the six and three months ended June 30, 2009, respectively, compared to Net Income of $26.2 million ($0.41 per unrestricted common share) and $11.0 million ($0.18 per unrestricted common share) for the same periods in 2008. The Company reported Income from Continuing Operations of $35.1 million ($0.56 per unrestricted common share) and $41.4 million ($0.66 per unrestricted common share) for the six and three months ended June 30, 2009, compared to Income from Continuing Operations of $37.7 million ($0.59 per unrestricted common share) and $17.0 million ($0.27 per unrestricted common share) for the same periods in 2008. As discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), Income from Continuing Operations decreased by $2.6 million for the six months ended June 30, 2009, compared to the same period in 2008, due primarily to lower Net Realized Gains on Sales of Investments, higher Net Impairment Losses Recognized in Earnings, and lower unallocated dividend income due to lower levels of investments in Northrop Grumman Corporation (“Northrop”) common stock, partially offset by higher Segment Net Income. Income from Continuing Operations increased by $24.4 million for the three months ended June 30, 2009, compared to the same period in 2008, due primarily to higher Segment Net Income and lower Net Impairment Losses Recognized in Earnings, partially offset by lower Net Realized Gains on Sales of Investments and lower unallocated dividend income due to lower levels of investments in Northrop common stock. Segment Net Income increased by $30.4 million and $36.0 million for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008, due to improved results in all segments, most notably the Kemper, Life and Health Insurance and Fireside Bank segments. Income from Continuing Operations for the six and three months ended June 30, 2009 and 2008 included restructuring charges of $16.2 million before tax and $8.1 million before tax, respectively, compared to $5.0 million before tax and $2.7 million before tax in the same periods of 2008. See Note 12, “Restructuring Expenses,” to the Condensed Consolidated Financial Statements and the individual segment MD&A for more information regarding restructuring charges. Income from Continuing Operations for the six months ended June 30, 2009 also included an income tax provision of $6.8 million to increase the valuation allowance for deferred state income taxes, net of federal benefit, related to the Fireside Bank segment. Catastrophe losses from continuing operations were $36.0 million before tax and $21.7 million before tax for the six and three months ended June 30, 2009, compared to $63.3 million before tax and $49.4 million before tax for same periods in 2008. The Company reported Income from Discontinued Operations of $1.2 million and $0.5 million for the six and three months ended June 30, 2009 respectively, compared to Loss from Discontinued Operations of $11.5 million and $6.0 million for the same periods in 2008. There were no catastrophe losses from discontinued operations for either the six and three months ended June 30, 2009, compared to catastrophe losses of $9.5 million before tax and $7.3 million before tax for the six and three months ended June 30, 2008, respectively.

Total Revenues were $1,451.9 million and $1,437.6 million for the six months ended June 30, 2009 and 2008, respectively, an increase of $14.3 million. Total Revenues increased for the six months ended June 30, 2009 due primarily to higher Earned Premiums and Net Investment Income, partially offset by lower Net Realized Gains on Sales of Investments, lower Automobile Finance Revenues and higher Net Impairment Losses Recognized in Earnings. Total Revenues were $763.3 million and $745.7 million for the three months ended June 30, 2009 and 2008, respectively, an increase of $17.6 million. Total Revenues increased for the three months ended June 30, 2009 due primarily to higher Earned Premiums and Net Investment Income and lower Net Impairment Losses Recognized in Earnings, partially offset by lower Net Realized Gains on Sales of Investments and lower Automobile Finance Revenues.

Earned Premiums were $1,238.8 million and $1,172.2 million for the six months ended June 30, 2009 and 2008, respectively, an increase of $66.6 million. Earned Premiums were $626.3 million and $596.3 million for the three months ended June 30, 2009 and 2008, respectively, an increase of $30.0 million. Earned premiums increased, for both the six and three months ended June 30, 2009, in the Unitrin Specialty, Unitrin Direct and Kemper segments, partially offset by lower earned premiums in the Life and Health Insurance segment.

Summary of Results (continued)

Automobile Finance Revenues decreased by $25.2 and $14.7 million for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008, due primarily to the Company’s decision to exit the automobile finance business.

Net Investment Income increased by $14.1 million and $13.0 million for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008. See “Investment Results” of the MD&A for a discussion of Net Investment Income.

Net Realized Gains on Sales of Investments were $5.2 million and $4.4 million for the six and three months ended June 30, 2009, respectively, compared to $38.0 million and $23.3 million for the same periods in 2008. Realized investment gains from sales of a portion of the Company’s investment in Northrop common stock were $12.1 million and $1.8 million for the six and three months ended June 30, 2008, respectively. There were no such sales of Northrop common stock for the six and three months ended June 30, 2009. Net Impairment Losses Recognized in Earnings were $34.7 million and $9.7 million for the six and three months ended June 30, 2009, respectively, compared to $26.8 million and $18.3 million in the same periods of 2008 resulting from other than temporary declines in the fair values of investments. The Company cannot anticipate when or if similar net investment gains and losses may occur in the future.

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

Kemper

Selected financial information for the Kemper segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Earned Premiums:
Automobile	$294.1	$291.6	$148.0	$145.4
Homeowners	145.7	142.1	74.1	71.3
Other Personal	26.4	25.3	13.2	12.7

Total Earned Premiums	466.2	459.0	235.3	229.4
Net Investment Income	14.8	15.7	12.5	10.9
Other Income	0.2	0.2	0.1	0.1

Total Revenues	481.2	474.9	247.9	240.4

Incurred Losses and LAE	311.7	334.4	160.6	173.6
Insurance Expenses	134.8	129.5	65.6	64.5

Operating Profit	34.7	11.0	21.7	2.3
Income Tax Benefit (Expense)	(8.2)	0.5	(5.6)	1.4

Net Income	$26.5	$11.5	$16.1	$3.7

Ratios Based On Earned Premiums

	Six Months Ended		Three Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Incurred Loss and LAE Ratio (excluding Catastrophes)	62.0%	61.7%	61.5%	58.8%
Incurred Catastrophe Loss and LAE Ratio	4.9%	11.2%	6.8%	16.9%

Total Incurred Loss and LAE Ratio	66.9%	72.9%	68.3%	75.7%
Incurred Expense Ratio	28.9%	28.2%	27.9%	28.1%

Combined Ratio	95.8%	101.1%	96.2%	103.8%

Insurance Reserves

(Dollars in Millions)	June 30, 2009	Dec. 31, 2008
Insurance Reserves:
Personal Automobile	$312.5	$336.3
Homeowners	99.4	103.0
Other Personal	37.1	36.8

Insurance Reserves	$449.0	$476.1

Insurance Reserves:
Loss Reserves:
Case	$268.1	$273.3
Incurred but Not Reported	103.3	125.9

Total Loss Reserves	371.4	399.2
LAE Reserves	77.6	76.9

Insurance Reserves	$449.0	$476.1

Kemper (Continued)

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$26.3	$33.7	$15.4	$18.9
Favorable Catastrophe Loss and LAE Reserve Development, Net	11.6	4.9	4.3	2.7

Total Favorable Loss and LAE Reserve Development, Net	$37.9	$38.6	$19.7	$21.6

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	8.0%	7.7%	4.1%	4.3%

Earned Premiums in the Kemper segment increased by $7.2 million for the six months ended June 30, 2009, compared to the same period in 2008, due primarily to higher volume, partially offset by an increase in the cost of reinsurance. Earned Premiums in the Kemper segment increased by $5.9 million for the three months ended June 30, 2009, compared to the same period in 2008, due primarily to higher volume. Earned premiums on homeowners insurance increased by $3.6 million for the six months ended June 30, 2009, due primarily to higher average premium rates and higher volume, partially offset by an increase in the cost of reinsurance. Earned premiums on homeowners insurance increased by $2.8 million for the three months ended June 30, 2009, due primarily to higher average premium rates and higher volume. Earned premiums on automobile insurance increased by $2.5 million and $2.6 million for the six and three months ended June 30, 2009, respectively, due primarily to higher volume, partially offset by lower average premium rates. Earned premiums on other personal insurance increased by $1.1 million and $0.5 million for the six and three months ended June 30, 2009, respectively, due primarily to higher volume.

Net Investment Income decreased by $0.9 million for the six months ended June 30, 2009, compared to the same period in 2008, due primarily to lower levels of investments, partially offset by higher yields on investments. Net Investment Income increased by $1.6 million for the three months ended June 30, 2009, compared to the same period in 2008, due primarily to higher yields on investments, partially offset by lower levels of investments. The increase in investment yield was due primarily to higher investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting.

Operating Profit in the Kemper segment increased by $23.7 million for the six months ended June 30, 2009, compared to the same period in 2008, due primarily to lower incurred catastrophe losses and LAE, partially offset by higher insurance expenses. Operating Profit in the Kemper segment increased by $19.4 million for the three months ended June 30, 2009, compared to the same period in 2008, due primarily to lower incurred catastrophe losses and LAE.

Homeowners insurance incurred losses and LAE were $100.0 million for the six months ended June 30, 2009, compared to $121.7 million for the same period in 2008. Homeowners insurance incurred losses and LAE decreased due primarily to lower catastrophe losses and LAE. Catastrophe losses and LAE (excluding development) on homeowners insurance were $27.8 million for the six months ended June 30, 2009, compared to $46.2 million for the same period in 2008. Catastrophe loss and LAE reserve development on homeowners insurance had a favorable effect of $11.0 million for the six months ended June 30, 2009, compared to a favorable effect of $4.4 million for the same period in 2008. Catastrophe loss and LAE reserve development for the six months ended June 30, 2009 included favorable development of $7.4 million on Hurricanes Ike and Gustav, both of which occurred in the third quarter of 2008.

Homeowners insurance incurred losses and LAE were $55.0 million for the three months ended June 30, 2009, compared to $70.7 million for the same period in 2008. Homeowners insurance incurred losses and LAE decreased due primarily to lower catastrophe losses and LAE. Catastrophe losses and LAE (excluding development) on homeowners insurance were $16.9 million for the three months ended June 30, 2009, compared to $33.7 million for the same period in 2008. Catastrophe loss and LAE reserve development on homeowners insurance had a favorable effect of $3.9 million for the three months ended June 30, 2009, compared to a favorable effect of $2.5 million for the same period in 2008. Catastrophe loss and LAE reserve development for the three months ended June 30, 2009 included favorable development of $2.5 million on Hurricanes Ike and Gustav, both of which occurred in the third quarter of 2008.

Kemper (Continued)

Automobile insurance incurred losses and LAE were $196.8 million for the six months ended June 30, 2009, compared to $197.0 million for the same period in 2008. Automobile insurance incurred losses and LAE decreased slightly as lower non-catastrophe loss and LAE (excluding development) and lower catastrophe losses and LAE (excluding development) were mostly offset by lower favorable loss and LAE reserve development. Non-catastrophe loss and LAE (excluding development) decreased by $5.4 million due primarily to lower average, estimated severity of losses, partially offset by higher frequency of losses. Catastrophe losses and LAE (excluding development) on automobile insurance were $5.1 million for the six months ended June 30, 2009, compared to $8.6 million for the same period in 2008. Loss and LAE reserve development on automobile insurance had a favorable effect of $20.6 million for the six months ended June 30, 2009, compared to a favorable effect of $29.3 million for the same period in 2008.

Automobile insurance incurred losses and LAE were $96.2 million for the three months ended June 30, 2009, compared to $93.9 million for the same period in 2008. Automobile insurance incurred losses and LAE increased due primarily to lower favorable loss and LAE reserve development and higher non-catastrophe loss and LAE (excluding development), partially offset by lower catastrophe losses and LAE (excluding development). Loss and LAE reserve development on automobile insurance had a favorable effect of $11.9 million for the three months ended June 30, 2009, compared to a favorable effect of $15.4 million for the same period in 2008. Non-catastrophe loss and LAE (excluding development) increased by $3.1 million due primarily to higher frequency of losses, partially offset by lower average, estimated severity of losses. Catastrophe losses and LAE on automobile insurance were $2.2 million for the three months ended June 30, 2009, compared to $6.5 million for the same period in 2008.

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

Insurance Expenses increased by $5.3 million for the six months ended June 30, 2009, compared to the same period in 2008, due primarily to higher commission expenses, higher premium-based state assessments and certain employee termination costs. Commission expenses increased due primarily to the higher amount of Earned Premiums. Insurance Expenses increased by $1.1 million for the three months ended June 30, 2009, compared to the same period in 2008, due primarily to higher premium-based state assessments.

Net Income in the Kemper segment increased by $15.0 million and $12.4 million for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008, due primarily to the changes in Operating Profit. The Kemper segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $11.7 million and $5.9 million for the six and three months ended June 30, 2009, compared to $12.9 million and $6.5 million for the same periods in 2008.

Unitrin Specialty

Selected financial information for the Unitrin Specialty segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Earned Premiums:
Personal Automobile	$237.4	$193.9	$120.3	$101.7
Commercial Automobile	29.9	43.3	14.4	20.7

Total Earned Premiums	267.3	237.2	134.7	122.4
Net Investment Income	7.4	7.0	6.3	4.8
Other Income	0.1	0.1	0.1	0.1

Total Revenues	274.8	244.3	141.1	127.3

Incurred Losses and LAE	214.7	187.7	106.1	96.2
Insurance Expenses	49.3	46.4	24.2	23.9

Operating Profit	10.8	10.2	10.8	7.2
Income Tax Benefit (Expense)	(1.8)	(1.6)	(2.8)	(1.5)

Net Income	$9.0	$8.6	$8.0	$5.7

Ratios Based On Earned Premiums

	Six Months Ended		Three Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Incurred Loss and LAE Ratio (excluding Catastrophes)	79.7%	78.6%	78.3%	77.7%
Incurred Catastrophe Loss and LAE Ratio	0.6%	0.5%	0.5%	0.9%

Total Incurred Loss and LAE Ratio	80.3%	79.1%	78.8%	78.6%
Incurred Expense Ratio	18.4%	19.6%	18.0%	19.5%

Combined Ratio	98.7%	98.7%	96.8%	98.1%

Insurance Reserves

(Dollars in Millions)	June 30, 2009	Dec. 31, 2008
Insurance Reserves:
Personal Automobile	$182.5	$175.7
Commercial Automobile	95.4	107.2
Other	8.5	10.2

Insurance Reserves	$286.4	$293.1

Insurance Reserves:
Loss Reserves:
Case	$175.3	$179.6
Incurred but Not Reported	74.5	76.3

Total Loss Reserves	249.8	255.9
LAE Reserves	36.6	37.2

Insurance Reserves	$286.4	$293.1

Unitrin Specialty (continued)

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$2.9	$3.6	$2.7	$2.9
Adverse Catastrophe Loss and LAE Reserve Development, Net	(0.1)	—	—	—

Total Favorable Loss and LAE Reserve Development, Net	$2.8	$3.6	$2.7	$2.9

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	1.0%	1.3%	1.0%	1.0%

Earned Premiums in the Unitrin Specialty segment increased by $30.1 million and $12.3 million for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008, due to higher earned premiums on personal automobile insurance, partially offset by lower earned premiums on commercial automobile insurance. Personal automobile insurance earned premiums increased by $43.5 million and $18.6 million for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008, due to higher volume, partially offset by lower average earned premium rates. Personal automobile insurance volume increased due primarily to a higher level of renewal policies resulting from significant growth in 2008 in California. Unitrin Specialty expects that its rate of growth in personal automobile insurance volume will begin to slow due to recently implemented rate increases, its decision to focus on states where it is more profitable, its withdrawal from three states which were unprofitable for Unitrin Specialty and its decision to terminate its relationship with two multi-state agencies that had been acquired by a competing insurer. Unitrin Specialty has recently implemented personal automobile insurance rate increases in various states, including its two largest markets, California and Texas, which account for approximately 58.5% of Unitrin Specialty’s personal automobile insurance earned premiums. Commercial automobile insurance earned premiums decreased by $13.4 million and $6.3 million for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008, due primarily to lower volume. In the fourth quarter of 2008, Unitrin Specialty implemented in certain key states several initiatives targeted to stabilize commercial automobile premium volume, including the introduction of a new commercial insurance product for light commercial vehicles, a reduction in down payment requirements for certain commercial automobile insurance risks and the introduction of improved internet-enabled commercial lines rating technology. While these initiatives appear to have stabilized new business production in these states, commercial automobile insurance premium volume decreased for the six and three months ended June 30, 2009, compared to the same periods in 2008, due primarily to a lower level of renewal policies. Unitrin Specialty is continuing to implement these initiatives in the remaining states where it writes commercial automobile insurance.

Net Investment Income increased by $0.4 million for the six months ended June 30, 2009, compared to the same period in 2008, due primarily to lower net investment losses from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting. The Unitrin Specialty segment reported net investment losses of $1.1 million from these investments for the six months ended June 30, 2009, compared to net investment losses of $1.5 million for the same period in 2008.

Net Investment Income increased by $1.5 million for the three months ended June 30, 2009, compared to the same period in 2008, due primarily to higher net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting. The Unitrin Specialty segment reported net investment income of $1.9 million from these investments for the three months ended June 30, 2009, compared to net investment income of $0.5 million for the same period in 2008.

Operating Profit in the Unitrin Specialty segment increased by $0.6 million for the six months ended June 30, 2009, compared to the same period in 2008, due primarily to lower incurred losses and LAE as a percentage of earned premiums in commercial automobile insurance, lower insurance expenses as a percentage of earned premiums and the higher Net Investment Income, partially offset by higher incurred losses and LAE as a percentage of earned premiums in personal automobile insurance and lower favorable loss and LAE reserve development (which recognizes changes in estimates of prior year loss and LAE reserves in the current period) on certain reinsurance pools in run-off, which are included in other insurance. Operating Profit in the Unitrin Specialty segment increased by $3.6 million for the three

Unitrin Specialty (continued)

months ended June 30, 2009, compared to the same period in 2008, due primarily to lower incurred losses and LAE as a percentage of earned premiums in commercial automobile insurance, lower insurance expenses as a percentage of earned premiums and the higher Net Investment Income, partially offset by lower favorable loss and LAE reserve development on certain reinsurance pools in run-off, which are included in other insurance.

For both the six and three months ended June 30, 2009, commercial automobile insurance incurred losses and LAE as a percentage of earned premiums decreased due primarily to higher favorable loss and LAE reserve development. Commercial automobile insurance loss and LAE reserve development had a favorable effect of $3.1 million for the six months ended June 30, 2009, compared to a favorable effect of $0.6 million for the same period in 2008. Commercial automobile insurance loss and LAE reserve development had a favorable effect of $2.2 million for the three months ended June 30, 2009, compared to a favorable effect of $0.4 million for the same period in 2008.

For the six months ended June 30, 2009, personal automobile insurance incurred losses and LAE as a percentage of earned premiums increased due primarily to the significant growth in new personal automobile insurance volume in California in 2008, the unfavorable effects of loss and LAE reserve development and higher catastrophe losses and LAE. Historically, incurred losses and LAE as a percentage of earned premiums for personal automobile insurance have been higher for new business than they have been for renewal business. As the newer California book of business written in 2008 renews in 2009 and premium rate increases take effect in Unitrin Specialty’s major markets, California and Texas, Unitrin Specialty anticipates that incurred losses and LAE as a percentage of earned premiums will decrease during the second half of 2009. For the six months ended June 30, 2009, personal automobile insurance loss and LAE reserve development had an adverse effect of $0.5 million, compared to a favorable effect of $0.6 million for the same period in 2008. For the three months ended June 30, 2009, personal automobile insurance loss and LAE reserve development had a favorable effect of $0.3 million, compared to a favorable effect of $0.1 million for the same period in 2008.

Loss and LAE reserve development on certain reinsurance pools in run-off, which are included in other insurance, had a favorable effect of $0.2 million for both the six and three months ended June 30, 2009, compared to a favorable effect of $2.4 million for both periods in 2008.

See MD&A, “Critical Accounting Estimates,” of the 2008 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Insurance expenses as a percentage of earned premiums decreased for the six and three months ended June 30, 2009, compared to the same periods in 2008, due primarily to greater economies of scale.

Net Income in the Unitrin Specialty segment increased by $0.4 million and $2.3 million for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008, due primarily to the higher operating profit. The Unitrin Specialty segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $5.8 million and $3.0 million for the six and three months ended June 30, 2009, respectively, compared to $5.7 million and $2.9 million for the same periods in 2008.

Unitrin Direct

Selected financial information for the Unitrin Direct segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Earned Premiums:
Automobile	$172.8	$142.7	$92.0	$72.2
Homeowners	3.6	3.1	1.9	1.6
Other	0.2	0.1	0.1	—

Total Earned Premiums	176.6	145.9	94.0	73.8
Net Investment Income	6.4	3.7	5.6	2.6
Other Income	0.1	0.2	0.1	0.1

Total Revenues	183.1	149.8	99.7	76.5

Incurred Losses and LAE	142.6	121.1	78.6	63.4
Insurance Expenses	59.5	51.4	31.6	25.9

Operating Loss	(19.0)	(22.7)	(10.5)	(12.8)
Income Tax Benefit	8.0	9.0	4.4	5.0

Net Loss	$(11.0)	$(13.7)	$(6.1)	$(7.8)

Ratios Based On Earned Premiums

	Six Months Ended		Three Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Incurred Loss and LAE Ratio (excluding Catastrophes)	79.5%	81.8%	82.0%	83.9%
Incurred Catastrophe Loss and LAE Ratio	1.2%	1.2%	1.6%	2.0%

Total Incurred Loss and LAE Ratio	80.7%	83.0%	83.6%	85.9%
Incurred Expense Ratio	33.7%	35.2%	33.6%	35.1%

Combined Ratio	114.4%	118.2%	117.2%	121.0%

Insurance Reserves

(Dollars in Millions)	June 30, 2009	Dec. 31, 2008
Insurance Reserves:
Personal Automobile	$261.1	$159.3
Homeowners	3.1	3.1
Other	1.6	0.7

Insurance Reserves	$265.8	$163.1

Insurance Reserves:
Loss Reserves:
Case	$140.2	$97.9
Incurred but Not Reported	80.0	37.5

Total Loss Reserves	220.2	135.4
LAE Reserves	45.6	27.7

Insurance Reserves	$265.8	$163.1

Unitrin Direct (continued)

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Favorable (Adverse) Loss and LAE Reserve Development, Net (excluding Catastrophes)	$7.5	$(1.7)	$3.5	$(2.2)
Adverse Catastrophe Loss and LAE Reserve Development, Net	(0.2)	—	—	—

Total Favorable (Adverse) Loss and LAE Reserve Development, Net	$7.3	$(1.7)	$3.5	$(2.2)

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	4.5%	-1.2%	2.1%	-1.5%

On February 13, 2009, the Company completed its acquisition of Direct Response in a cash transaction. Direct Response specializes in the sale of personal automobile insurance through direct mail and the Internet through web insurance portals and its own websites, Response.com and Teachers.com. The results for Direct Response are included in the Unitrin Direct business segment from the date of acquisition. Direct Response had earned premiums of $50.8 million since the date of acquisition through June 30, 2009. For the three months ended June 30, 2009, Direct Response had earned premiums of $33.6 million. Unitrin Direct is in the process of combining its existing back office operations with those of Direct Response to further improve Unitrin Direct’s operating efficiencies over time.

Excluding the impact of the Direct Response acquisition, Earned Premiums in the Unitrin Direct segment decreased by $20.1 million and $13.4 million for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008. During the second half of 2008, Unitrin Direct began to moderate its marketing spending while modifying its direct mail marketing program to target a better response rate and place greater emphasis on improving Losses and LAE as a percentage of Earned Premiums through improved premium rate adequacy and improved insurance risk selection. The Unitrin Direct segment has implemented and continues to implement rate increases in most states. The Unitrin Direct segment plans to continue to further reduce its marketing spending for the remainder of 2009 and, accordingly, expects earned premiums, excluding the impact of the Direct Response acquisition, to continue to decline in 2009 compared to 2008.

Net Investment Income increased by $2.7 million for the six months ended June 30, 2009, compared to the same period in 2008, due primarily to higher levels of investments allocated to the Unitrin Direct segment, due in part to the acquisition of Direct Response and to a lesser extent lower net investment losses from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting. Net Investment Income increased by $3.0 million for the three months ended June 30, 2009, compared to the same period in 2008, due primarily to higher levels of investments allocated to the Unitrin Direct segment, due in part to the acquisition of Direct Response and higher net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting. For the six months ended June 30, 2009, the Unitrin Direct segment reported a net investment loss of $0.5 million from investments in limited liability investment companies and limited partnerships, compared to a net investment loss of $0.8 million for the same period in 2008. For the three months ended June 30, 2009, the Unitrin Direct segment reported net investment income of $1.7 million from investments in limited liability investment companies and limited partnerships, compared to net investment income of $0.3 million for the same period in 2008.

The Unitrin Direct segment reported Operating Losses of $19.0 million and $10.5 million for the six and three months ended June 30, 2009, respectively, compared to $22.7 million and $12.8 million for the same periods in 2008. Operating Loss for Direct Response was $12.1 million since the date of acquisition through June 30, 2009 and included restructuring costs of $5.5 million and a charge of $1.5 million to write off goodwill. Operating Loss for Direct Response was $10.0 million for the three months ended June 30, 2009 and included restructuring costs of $4.2 million and a charge of $1.5 million to write off goodwill. Excluding the operating losses from Direct Response, the Unitrin Direct segment’s Operating Loss was $6.9 million and $0.5 million for the six and three months ended June 30, 2009, respectively, compared to $22.7 million and $12.8 million for the same periods in 2008. Excluding the impact of the acquisition of Direct Response, operating results in the Unitrin Direct segment improved due primarily to lower volume of unprofitable business, lower Incurred Losses and LAE and lower Insurance Expenses for both the six and three months ended June 30, 2009, compared to the same periods in 2008.

Unitrin Direct (continued)

Incurred Losses and LAE as a percentage of earned premiums for the Unitrin Direct segment’s book of business was significantly higher than that required to produce a profit for the six and three months ended June 30, 2009 and 2008. Incurred Losses and LAE (excluding development and the impact of the Direct Response acquisition) as a percentage of earned premiums were 80.8% and 80.1% for the six and three months ended June 30, 2009, respectively, compared to 81.8% and 82.9% for the same periods in 2008. Incurred Losses and LAE (excluding development and the impact of the Direct Response acquisition) as a percentage of earned premiums improved in 2009 due primarily to the impact of the premium rate increases implemented in 2008. Incurred Losses and LAE, excluding the impact of the Direct Response acquisition, decreased by $26.7 million and $18.5 million for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008, due primarily to the lower volume of earned premiums and the impact of higher favorable loss reserve development (which recognizes changes in estimates of prior year reserves in the current period) in 2009, compared to 2008. Favorable loss and LAE reserve development for the Unitrin Direct segment was $7.3 million and $3.5 million for the six and three months ended June 30, 2009, respectively, compared to adverse development of $1.7 million and $2.2 million for the same periods in 2008. See MD&A, “Critical Accounting Estimates,” in the 2008 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE. Catastrophe losses and LAE, excluding the impact of the Direct Response acquisition, for the Unitrin Direct segment were $1.4 million and $1.0 million for the six and three months ended June 30, 2009, respectively, compared to $1.6 million and $1.3 million for the same periods in 2008.

Insurance Expenses were $59.5 million and $31.6 million for the six and three months ended June 30, 2009, respectively, compared to $51.4 million and $25.9 million for the same periods in 2008. Insurance Expenses for Direct Response, including restructuring costs and the charge to write off goodwill, were $17.1 million and $12.1 million since the date of acquisition through June 30, 2009 and for the three months ended June 30, 2009, respectively. Insurance Expenses, excluding the impact of the Direct Response acquisition, decreased by $9.0 million and $6.4 million for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008, due primarily to lower marketing expense and the benefits derived from restructuring initiatives. Marketing spending, excluding the impact of the Direct Response acquisition, decreased by $6.7 million and $4.1 million for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008. Direct marketing initiatives, particularly in 2008, contributed to the Unitrin Direct segment’s relatively higher Insurance Expenses as a percentage of Earned Premiums, compared to the Kemper and Unitrin Specialty segments, which market their insurance products through independent agents. Direct marketing, as compared to independent agency marketing, initially results in higher expenses as a percentage of earned premiums because up-front marketing costs, to the extent they are not deferrable, are expensed as incurred, generally prior to when premiums are written and subsequently earned. Written premiums are recognized as earned premiums over the terms of the respective policies; therefore, premiums from the sales of policies resulting from marketing spending typically take several months to be earned.

Unitrin Direct reported Net Losses of $11.0 million and $6.1 million for the six and three months ended June 30, 2009, respectively, compared to Net Losses of $13.7 million and $7.8 million for the same periods in 2008. Excluding a Net Loss of $7.6 million from Direct Response since the date of the acquisition through June 30, 2009 and a Net Loss of $6.4 million from Direct Response for the three months ended June 30, 2009, the Unitrin Direct segment recorded a Net Loss of $3.4 million for the six months ended June 30, 2009 and Net Income of $0.3 million for the three months ended June 30, 2009, compared to Net Losses of $13.7 million and $7.8 million for the six and three months ended June 30, 2008, respectively. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $4.7 million and $2.7 million for the six and three months ended June 30, 2009, respectively, compared to $3.0 million and $1.5 million for the same periods in 2008.

The Unitrin Direct segment continues to implement several initiatives to improve its operating results. Over the remainder of 2009, excluding the impact of the Direct Response acquisition, these initiatives will result in a decrease in new business. Accordingly, the Unitrin Direct segment’s book of business is expected to have more renewal business as a percentage of its total book of business. Typically, incurred losses and LAE as a percentage of earned premiums for personal automobile insurance are higher for new business than they are for renewal business. As the Unitrin Direct book of business matures and premium rate increases are implemented at renewal and earned over the terms of the policies, the Company expects losses and LAE as a percentage of Earned Premiums for the renewal book of business to

Unitrin Direct (continued)

decrease. Unitrin Direct anticipates its marketing spending will remain significantly lower in 2009 compared to 2008, due to the moderation of its marketing efforts. Due to this moderation and the acquisition of Direct Response, the Unitrin Direct segment continues to adjust its operating scale by eliminating redundant back office operations and reducing staff. Unitrin Direct expects to reduce staff, including staff at Direct Response, by approximately 30% in 2009 and to close certain office locations in 2009. Total restructuring costs related to these expense savings initiatives are currently estimated to range between $7 million and $8 million, of which $5.9 million and $4.6 million was expensed in the six and three months ended June 30, 2009, respectively.

The Unitrin Direct segment anticipates that these initiatives will significantly improve its operating results for the remainder of 2009, compared to the same period in 2008. However, given the level of improvement required to be profitable and the operating losses expected from the Direct Response acquisition, the Company does not anticipate that the Unitrin Direct segment will be profitable in 2009.

Life and Health Insurance

Selected financial information for the Life and Health Insurance segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Earned Premiums:
Life	$201.1	$197.6	$100.4	$103.4
Accident and Health	78.8	79.2	39.4	40.1
Property	48.8	53.3	22.5	27.2

Total Earned Premiums	328.7	330.1	162.3	170.7
Net Investment Income	106.5	90.0	65.3	57.4
Other Income	0.5	0.7	0.2	0.5

Total Revenues	435.7	420.8	227.8	228.6
Policyholders’ Benefits and Incurred Losses and LAE	224.1	215.8	108.5	115.0
Insurance Expenses	140.5	143.3	71.6	76.3

Operating Profit	71.1	61.7	47.7	37.3
Income Tax Expense	(25.1)	(22.5)	(16.7)	(13.1)

Net Income	$46.0	$39.2	$31.0	$24.2

Insurance Reserves

(Dollars in Millions)	June 30, 2009	Dec. 31, 2008
Insurance Reserves:
Future Policyholder Benefits	$2,937.7	$2,912.5
Incurred Losses and LAE:
Life	42.0	36.6
Accident and Health	25.4	23.6
Property	26.8	23.0

Total Incurred Losses and LAE	94.2	83.2

Insurance Reserves	$3,031.9	$2,995.7

Life and Health Insurance (continued)

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

Earned Premiums in the Life and Health Insurance segment decreased by $1.4 million for the six months ended June 30, 2009, compared to the same period in 2008. Earned Premiums in the Life and Health Insurance segment for the six months ended June 30, 2009 included earned premiums of $12.6 million in the first quarter of 2009 (consisting of $9.8 million from life insurance, $1.9 million from accident and health insurance and $0.9 million from property insurance, resulting) from the Primesco acquisition with no corresponding amount in the first quarter of 2008.

Excluding the impact of the Primesco acquisition, Earned Premiums in the Life and Health Insurance segment decreased by $14.0 million and $8.4 million for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008. Earned premiums on life insurance decreased by $6.3 million and $3.0 million for the six and three months ended June 30, 2009, respectively, due primarily to lower volume. Earned premiums on accident and health insurance decreased by $2.3 million and $0.7 million for the six and three months ended June 30, 2009, respectively, as the volume of limited benefit medical and Medicare supplement products declined by $4.5 million and $2.2 million, respectively, while higher average premium rates for those same products increased earned premiums by $2.2 million and $1.5 million, respectively. Earned premiums on property insurance sold by the Life and Health Insurance segment’s career agents decreased by $5.4 million and $4.7 million for the six and three months ended June 30, 2009, respectively, due primarily to lower volume, due in part to the Life and Health Insurance segment’s strategy to reduce its catastrophe exposure through the non-renewal of dwelling coverage in certain coastal areas and the continued run-off of dwelling coverage in all other markets, partially offset by lower catastrophe reinsurance premiums.

Catastrophe reinsurance premiums, which reduce the Life and Health Insurance segment’s earned premiums on property insurance, decreased by $0.9 million and $0.5 million for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008, due primarily to lower premium volume resulting in part from reduced coastal exposures and a decrease in the Life and Health Insurance segment’s upper retention limits. The Life and Health Insurance segment purchased catastrophe reinsurance coverage of $32.0 million in excess of a retention of $8.0 million under its 2009 catastrophe reinsurance program, compared to reinsurance coverage of $74.0 million in excess of a retention of $6.0 million under its 2008 catastrophe reinsurance program. The Life and Health Insurance segment’s property insurance products provide fire and allied lines coverage for modest value dwellings and personal property. Dwelling coverage represented approximately 43% of the segment’s property insurance premiums in 2008. In January 2006, the Life and Health Insurance segment halted new sales of dwelling coverage in coastal areas. In the third quarter of 2007, the Life and Health Insurance segment non-renewed dwelling coverage in certain coastal areas of the Gulf and southeastern United States. In the fourth quarter of 2008, the Life and Health Insurance segment halted new sales of dwelling coverage in all markets. In the first quarter of 2009, the Life and Health Insurance segment began non-renewing dwelling coverage in additional coastal areas of Texas and Louisiana located farther inland from the areas in which dwelling coverage was non-renewed in 2007 and began non-renewing dwelling coverage in certain coastal areas of South Carolina. The non-renewals were substantially completed in the second quarter of 2009. The Life and Health Insurance segment believes that these actions have substantially reduced its exposure to catastrophe risks and will continue to reduce its exposure to catastrophe risks over time.

Net Investment Income increased by $16.5 million for the six months ended June 30, 2009, compared to the same period in 2008, due primarily to higher net investment income from investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting and $5.4 million of net investment income from Primesco in the first quarter of 2009 with no corresponding amount in same period in 2008, partially offset by lower net investment income from investments in fixed maturities and short term investments. Net Investment Income increased by $7.9 million for the three months ended June 30, 2009, compared to the same period in 2008, due primarily to higher net investment income from investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting, partially offset by lower net investment income from investments in fixed maturities and short term investments. The Life and Health Insurance segment reported net investment income of $9.2 million and $15.8 million from its investments in limited liability investment companies and limited partnerships for the six and three months ended June 30, 2009, respectively, compared to net investment losses of $11.1 million and $0.6 million for the same periods in 2008.

Life and Health Insurance (continued)

Operating Profit in the Life and Health Insurance segment increased by $9.4 million for the six months ended June 30, 2009, compared to the same period in 2008, due primarily to the higher net investment income, partially offset by higher policyholders’ benefits as a percentage of earned premiums on life insurance and higher incurred losses and LAE as a percentage of earned premiums on property insurance sold by the Life and Health Insurance segment’s career agents. Operating Profit in the Life and Health Insurance segment increased by $10.4 million for the three months ended June 30, 2009, compared to the same period in 2008, due primarily to the higher net investment income, lower catastrophe losses and LAE, net of reinsurance, on property insurance sold by the Life and Health Insurance segment’s career agents and lower insurance expenses, partially offset by higher policyholders’ benefits as a percentage of earned premiums on life insurance.

Policyholders’ Benefits and Incurred Losses and LAE increased by $8.3 million for the six months ended June 30, 2009, compared to the same period in 2008, due primarily to the inclusion in the first quarter of 2009 of Policyholders’ Benefits and Incurred Losses and LAE resulting from the acquisition of Primesco with no corresponding amount in the first quarter of 2008 and higher mortality on life insurance, partially offset by lower incurred losses and LAE on accident and health insurance and property insurance. Excluding the impact of the acquisition of Primesco, incurred losses and LAE on accident and health insurance decreased by $1.1 million due primarily to lower volume of earned premiums. Excluding the impact of the acquisition of Primesco, incurred losses and LAE (excluding development) on property insurance decreased by $4.4 million due to lower non-catastrophe losses and to a lesser extent lower catastrophe losses. Adverse loss reserve development on property insurance was $6.7 million (including adverse development of $3.8 million on catastrophes) for the six months ended June 30, 2009, compared to adverse development of $3.7 million (including adverse development of $2.0 million on catastrophes) in the same period in 2008. The Life and Health Insurance segment has a number of pending legal matters related to catastrophes and storms, including Hurricanes Rita, Katrina and Ike, and could continue to report either favorable or unfavorable catastrophe reserve development in future periods depending on the resolution of these matters.

Policyholders’ Benefits and Incurred Losses and LAE decreased by $6.5 million for the three months ended June 30, 2009, compared to the same period in 2008, due primarily to lower catastrophe losses and LAE on property insurance, partially offset by higher mortality on life insurance. Catastrophe losses and LAE for the three months ended June 30, 2009 were $3.2 million and included favorable reserve development of $0.7 million. Catastrophe losses and LAE in the same period in 2008 were $8.5 million and included adverse reserve development of $3.3 million. Catastrophe reserve development for the three months ended June 30, 2009 and 2008 was due primarily to various legal matters related to the catastrophe and storm events referred to above.

Insurance Expenses decreased by $2.8 million for the six months ended June 30, 2009, compared to the same period in 2008, due primarily to lower commission expense and lower expense related to home and field office operations, partially offset by the inclusion of insurance expense from Primesco in the first quarter of 2009 with no corresponding amount in the first quarter of 2008. Insurance Expenses decreased by $4.7 million for the three months ended June 30, 2009, compared to the same period in 2008, due primarily to lower commission expense and lower expense related to home office operations. Since the 2008 acquisition of Primesco, the Life and Health Insurance segment has incurred certain redundant expenses associated with maintaining Primesco’s home office and has focused on eliminating these redundant expenses by consolidating the Primesco home office operations into the Career Agency Companies home office. The consolidation of the two home offices was substantially completed during the first quarter of 2009 and will result in lower home office expenses as a percentage of earned premiums from the additional scale provided by the acquisition. Because the redundant home office expenses, which were incurred throughout 2008, were substantially eliminated by the end of the first quarter of 2009, the Life and Health Insurance segment anticipates that its home office expenses will continue to decrease during the remainder of 2009, compared to the same period in 2008. For a period of time following major hurricanes such as Ike and Gustav in 2008, certain employees, whose compensation is typically classified as Insurance Expenses, temporarily assist the Life and Health Insurance segment’s claim function and a proportionate amount of their compensation is then classified as LAE instead of as Insurance Expenses. Other insurance expenses decreased for the six months ended June 30, 2009 in part due to a greater proportion of such compensation classified as LAE in the first quarter of 2009, compared to the same period in 2008.

Net Income in the Life and Health Insurance segment was $46.0 million and $31.0 million for the six and three months ended June 30, 2009, respectively, compared to $39.2 million and $24.2 million, for the same periods in 2008.

Fireside Bank

Selected financial information for the Fireside Bank segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest, Loan Fees and Earned Discount	$98.2	$122.7	$46.4	$60.9
Other Automobile Finance Revenues	2.1	2.8	1.0	1.2

Total Automobile Finance Revenues	100.3	125.5	47.4	62.1
Net Investment Income	1.7	2.8	0.8	1.0

Total Revenues	102.0	128.3	48.2	63.1

Provision for Loan Losses	35.7	73.2	15.7	46.0
Interest Expense on Certificates of Deposits	24.5	30.7	11.9	15.0
General and Administrative Expenses	46.7	50.3	20.3	23.6

Operating Profit (Loss)	(4.9)	(25.9)	0.3	(21.5)
Income Tax Benefit (Expense)	(4.8)	10.7	(0.1)	8.9

Net Income (Loss)	$(9.7)	$(15.2)	$0.2	$(12.6)

Automobile Loan Originations	$77.0	$364.9	$1.9	$186.7

Weighted-Average Interest Yield on Certificates of Deposits	4.8%	4.9%

Automobile Loan Receivables

(Dollars in Millions)	June 30, 2009	Dec. 31, 2008
Sales Contracts and Loans Receivable	$1,004.6	$1,213.1
Unearned Discounts and Deferred Fees	(9.2)	(14.4)

Net Automobile Loan Receivables Outstanding	995.4	1,198.7
Reserve for Loan Losses	(108.3)	(120.1)

Automobile Loan Receivables	$887.1	$1,078.6

	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding
(Dollars in Millions)	June 30, 2009		December 31, 2008
Current Loan Balances	$648.5	65.2%	$738.3	61.6%
Delinquent Loan Balances:
Less than 30 Days Delinquent	247.0	24.8%	312.6	26.1%
30 Days to 59 Days Delinquent	72.9	7.3%	103.0	8.6%
60 Days to 89 Days Delinquent	20.9	2.1%	32.8	2.7%
Delinquent 90 Days and Greater	6.1	0.6%	12.0	1.0%

Net Automobile Loan Receivables Outstanding	995.4	100.0%	1,198.7	100.0%

Reserve for Loan Losses	(108.3)		(120.1)

Automobile Loan Receivables	$887.1		$1,078.6

Ratio of Reserve for Loan Losses to Net Automobile Loan Receivables Outstanding	10.9%		10.0%

Fireside Bank (continued)

Reserve For Loan Losses

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Reserve for Loan Losses—Beginning of Period	$120.1	$148.4	$113.6	$136.6
Provision for Loan Losses	35.7	73.2	15.7	46.0
Net Charge-off:
Automobile Loan Receivables Charged-off	(66.9)	(90.8)	(30.6)	(40.5)
Automobile Loan Receivables Recovered	19.4	21.4	9.6	10.1

Net Charge-off	(47.5)	(69.4)	(21.0)	(30.4)

Reserve for Loan Losses—End of Period	$108.3	$152.2	$108.3	$152.2

Capital

(Dollars in Millions)	June 30, 2009	Dec. 31, 2008
Capital	$229.9	$239.6

On March 24, 2009, Unitrin announced that Fireside Bank would be suspending all new lending activity as part of a plan to exit the automobile finance business. The exit plan envisions an orderly wind-down of Fireside Bank’s operations over the next several years. Fireside Bank will continue to collect outstanding loan balances and make interest payments and redemptions on outstanding certificates of deposits in the ordinary course of business. Following the announcement, Fireside Bank ceased accepting new loan applications. Fireside Bank also has ceased opening new certificate of deposit accounts. Fireside Bank intends to close its remaining branch offices by the end of the third quarter of 2009, after which time its remaining operations will be conducted from its home office in California and a collection call center in Arizona. In addition to restructuring costs of $5.1 million after tax incurred in the first six months of 2009, Fireside Bank expects to incur early lease termination costs ranging from $2.0 million to $4.0 million after tax and employee termination costs ranging from $4.0 million to $7.0 million after tax during the next several years in connection with the exit plan.

While in its early stages, the exit plan thus far has met the Company’s expectations. Net Automobile Loan Receivables Outstanding declined to $995.4 million at June 30, 2009 from $1,125.2 million at March 31, 2009, while Certificates of Deposits declined to $909.5 million at June 30, 2009 from $1,054.4 million at March 31, 2009. The Bank’s Cash and Investments totaled $198.8 million at June 30, 2009, or 21.9% of Certificates of Deposits, compared to $204.7 million, or 19.4% of Certificates of Deposits at March 31, 2009. The Company expects that the Fireside Bank segment will record approximately break-even results for the remainder of 2009. Fireside Bank’s ratio of Tier 1 capital to total average assets increased from 15.6% at March 31, 2009 to 16.7% at June 30, 2009. The Company expects that Fireside Bank’s ratio of Tier 1 capital to total average assets will continue to increase for the remainder of 2009.

Interest, Loan Fees and Earned Discounts in the Fireside Bank segment decreased by $24.5 million and $14.5 million for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008, due primarily to lower levels of Sales Contracts and Loan Receivables. Sales, Contracts and Loans Receivable were $1,004.6 million at June 30, 2009, compared to $1,367.0 million at June 30, 2008. Fireside Bank has no loans outstanding that are secured by real estate. Fireside Bank has not sold or securitized any portion of its loan portfolio.

The Fireside Bank segment reported an Operating Loss of $4.9 million and Operating Profit of $0.3 million for the six and three months ended June 30, 2009, respectively, compared to Operating Losses of $25.9 million and $21.5 million, respectively, for the same periods in 2008. Operating results improved due primarily to lower Provision for Loan Losses, Interest Expense on Certificates of Deposits, and General and Administrative Expenses, partially offset by lower Interest, Loan Fees and Earned Discounts.

Fireside Bank (continued)

The Provision for Loan Losses decreased by $37.5 million and $30.3 million for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008, due primarily to the reduced level of Automobile Loan Originations, partially offset by additions to the Reserve for Loan Losses for automobile loans originated in 2007 and 2008. The Reserve for Loan Losses is maintained at a level that considers such factors as actual and expected loss experience, regulatory environment and economic conditions to provide for estimated loan losses. Any change in these factors will result in either an addition or reduction to the Provision for Loan Losses in future quarters. Net Charge-off decreased by $21.9 million and $9.4 million for the six and three months ended June 30, 2009, compared to the same periods in 2008, due to the lower level of Net Automobile Loan Receivables Outstanding, improved collection results and improvements in the quality of Fireside Bank’s loan portfolio. The improved collection results were partially the result of Fireside Bank’s maintaining a higher ratio of collectors to the number of delinquent customer accounts than in prior periods. Approximately 65% of Net Automobile Loan Receivables are concentrated in the state of California, where the unemployment rate has been higher than the national average during the current recession.

Fireside Bank’s loan portfolio delinquency typically follows a seasonal pattern in which quarter-end delinquency is at its highest point at the end of the year, at its lowest point at the end of the first quarter, and then trends higher at the end of the second and third quarters. Loan portfolio delinquency has continued to follow that same pattern for the first two quarters of 2009. The Company believes that loan portfolio delinquency will likely follow a similar pattern for the remainder of 2009. At the same time, Fireside Bank also expects that while delinquent accounts measured in dollars will continue to decline as the loan portfolio declines, delinquency as a percentage of loans outstanding may increase compared to the same periods in prior years. Fireside Bank has historically had many customers who have fallen behind one or two loan payments, but have continued to make regular monthly payments. Fireside Bank expects that the number of these delinquent, but regularly paying, customers will decline at a slower pace than the overall loan portfolio and, accordingly, will comprise a greater percentage of the loan portfolio over time.

Interest Expense on Certificates of Deposits decreased by $6.2 million and $3.1 million for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008, due primarily to lower levels of deposits.

General and Administrative Expenses decreased by $3.6 million and $3.3 million for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008. Fireside Bank incurred $8.8 million and $3.4 million of pre-tax restructuring charges for the six and three months ended June 30, 2009, respectively, related to its plan to exit the automobile finance business. Fireside Bank incurred $5.0 million and $2.7 million of pre-tax restructuring charges for the six and three months ended June 30, 2008, respectively, related to the consolidation of its branch operations from 26 California branches at December 31, 2007 to eight California branches at June 30, 2008 and the centralization of its collection operations into two call centers.

The Fireside Bank segment reported a Net Loss of $9.7 million and Net Income of $0.2 million for the six and three months ended June 30, 2009, respectively, compared to Net Losses of $15.2 million and $12.6 million in the same periods in 2008. Income tax expense for the six months ended June 30, 2009 included a $6.8 million increase in the valuation allowance for deferred state income taxes, net of federal benefit, due to the decision to exit the automobile finance business. Income tax expense increased for the three months ended June 30, 2009, compared to same period in 2008, due primarily to an increase in pre-tax income. The Fireside Bank segment’s effective tax rate differs from the Federal statutory tax rate due primarily to state income taxes.

Investment Results

Net Investment Income increased by $14.1 million for the six months ended June 30, 2009, compared to the same period in 2008, due primarily to higher investment income from investments in limited partnerships and limited liability companies, partially offset by lower dividend income from investments in equity securities and lower investment income from short-term investments. Net investment income from limited partnerships and limited liability companies increased due primarily to an increase in yield, partially offset by a lower level of investments. Dividend income from investments in equity securities decreased due primarily to sales of the vast majority of the Company’s investments in Northrop common stock and other publicly-traded common stocks during 2008. Net Investment Income from short-term investments decreased due primarily to substantially lower yields and, to a lesser extent, a lower level of short term investments.

Investment Results (continued)

Net Investment Income increased by $13.0 million for the three months ended June 30, 2009, compared to the same period in 2008, due primarily to higher investment income from investments in limited partnerships and limited liability companies, partially offset by lower dividend income from investments in equity securities. Net investment income from limited partnerships and limited liability companies increased due primarily to an increase in yield, partially offset by a lower level of investments. Dividend income from investments in equity securities decreased due primarily to sales of the vast majority of the Company’s investments in Northrop common stock and other publicly-traded common stocks during 2008.

Total Comprehensive Investment Gains (Losses) are comprised of Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings that are reported in the Condensed Consolidated Statement of Income and unrealized investment gains and losses that are not reported in the Condensed Consolidated Statement of Income, but rather are reported in the Statement of Comprehensive Income (Loss). The components of Total Comprehensive Investment Gains (Losses) for the six and three months ended June 30, 2009 and 2008 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Fixed Maturities:
Recognized in Statement of Income:
Gains on Sales	$3.4	$4.5	$3.0	$4.0
Losses on Sales	(0.1)	(1.2)	(0.1)	(1.1)
Net Impairment Losses Recognized in Earnings	(26.7)	(1.7)	(5.1)	(1.1)

Total Recognized in Statement of Income	(23.4)	1.6	(2.2)	1.8
Recognized in Other Comprehensive Gains (Losses)	61.3	(80.0)	105.3	(70.1)

Total Comprehensive Investment Gains (Losses) on Fixed Maturities	37.9	(78.4)	103.1	(68.3)

Equity Securities:
Recognized in Statement of Income:
Gains on Sales	1.5	39.4	1.0	23.3
Losses on Sales	—	(5.6)	—	(4.3)
Net Impairment Losses Recognized in Earnings	(8.0)	(25.1)	(4.6)	(17.2)

Total Recognized in Statement of Income	(6.5)	8.7	(3.6)	1.8
Recognized in Other Comprehensive Gains (Losses)	24.0	(173.4)	48.4	(108.0)

Total Comprehensive Investment Gains (Losses) on Equity Securities	17.5	(164.7)	44.8	(106.2)

Other Investments:
Recognized in Statement of Income:
Gains on Sales	—	1.5	—	1.5
Losses on Sales	—	(0.2)	—	—
Trading Securities Net Gains (Losses)	0.4	(0.4)	0.5	(0.1)

Total Recognized in Statement of Income	0.4	0.9	0.5	1.4

Total Comprehensive Investment Gains (Losses)	$55.8	$(242.2)	$148.4	$(173.1)

Recognized in Statement of Income	$(29.5)	$11.2	$(5.3)	$5.0
Recognized in Other Comprehensive Income (Loss)	85.3	(253.4)	153.7	(178.1)

Total Comprehensive Investment Gains (Losses)	$55.8	$(242.2)	$148.4	$(173.1)

Total Comprehensive Investment Gains for the six and three months ended June 30, 2009 included unrealized gains of $83.8 million and $152.7 million before tax, respectively, and gains from foreign currency translation adjustments on investments of $1.5 million and $1.0 million before tax, respectively.

Investment Quality and Concentrations

The Company’s fixed maturity investment portfolio is comprised primarily of high grade bonds due at a single maturity date. At June 30, 2009, nearly 95% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poor’s (“S & P”); a rating of Aaa, Aa, A or Baa from Moody’s; or a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. The Company has not made significant investments in securities that are directly related to sub-prime mortgage loans including, but not limited to, collateralized debt obligations and structured investment vehicles.

The following table summarizes the credit quality of the fixed maturity investment portfolio at June 30, 2009 and December 31, 2008:

		June 30, 2009		December 31, 2008
NAIC Rating	Standard & Poor’s Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,433.1	80.8%	$3,464.5	83.7%
2	BBB	544.2	12.8%	449.5	10.9%
3	BB	136.3	3.2%	89.3	2.2%
4	B	47.9	1.1%	42.9	1.0%
5	CCC	53.8	1.3%	76.9	1.9%
6	In or Near Default	32.5	0.8%	12.8	0.3%

	Total Investments in Fixed Maturities	$4,247.8	100.0%	$4,135.9	100.0%

Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $29.8 million and $33.4 million at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, the Company had $1,437.9 million of investments in obligations of states, municipalities and political subdivisions, of which $569.0 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment strategy has always been to focus on the underlying credit rating of the issuer and not to rely upon the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the average underlying rating of the Company’s investments in obligations of states, municipalities and political subdivisions, is AA, the majority of which consists of direct obligations of a state.

The following table summarizes the credit enhanced ratings and underlying ratings of the Company’s investments in obligations of states, municipalities and political subdivisions, which are included in the preceding table of the credit quality of the Company’s entire portfolio of investments in fixed maturities, at June 30, 2009:

	Credit Enhanced Rating		Underlying Rating
	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
AAA	$263.0	18.3%	$258.8	18.0%
AA	1,034.2	72.0%	1,008.5	70.2%
A	127.0	8.8%	156.9	10.9%
BBB	11.8	0.8%	11.8	0.8%
Below Investment Grade	1.9	0.1%	1.9	0.1%

Total Investments in States, Municipalities and Political Subdivisions	$1,437.9	100.0%	$1,437.9	100.0%

Investment Quality and Concentrations (continued)

The following table summarizes the fair value of the Company’s investments in Fixed Maturities by industry at June 30, 2009 and December 31, 2008:

(Dollars in Millions)	June 30, 2009	Dec. 31, 2008
States, Municipalities and Political Subdivisions	$1,437.9	$1,308.5
U.S. Government and Government Agencies and Authorities	816.9	979.1
Manufacturing	952.8	877.2
Banking, Finance, Insurance and Real Estate	555.3	546.6
Transportation, Communication and Utilities	222.3	193.0
Services	131.1	119.6
Mining	52.7	44.3
Wholesale Trade	37.1	30.5
Retail Trade	27.2	25.4
Other	14.5	11.7

Total Investments in Fixed Maturities	$4,247.8	$4,135.9

Fifty-six companies comprised over 75% of the Company’s fixed maturity exposure to the Manufacturing industry at June 30, 2009, with the largest single exposure, United Technologies Corporation, comprising 2.5%, or $23.7 million, of the Company’s fixed maturity exposure to such industry. Twenty-five companies comprised over 75% of the Company’s exposure to the Banking, Finance, Insurance and Real Estate industry at June 30, 2009, with the largest single exposure, Special Value Opportunity Fund auction rate preferred stocks, comprising 11.6%, or $64.6 million, of the Company’s exposure to such industry.

The Company also has exposure to the Banking, Finance, Insurance and Real Estate industries by virtue of its investments in perpetual preferred stocks of issuers in these industries. Unrealized losses on these investments, which are classified as Investments in Equity Securities in the Condensed Consolidated Balance Sheet, were $17.3 million at June 30, 2009. The Company considers the debt-like characteristics of these perpetual preferred stocks along with issuer ratings when evaluating impairment and considers the Company’s ability and intent to hold these securities to recovery when assessing whether the decline in fair value of any particular investment in a perpetual preferred stock is other than temporary. All such perpetual preferred stocks paid dividends at the stated dividend rate during the three months ended June 30, 2009. Based on evaluation of these factors as well as other factors at June 30, 2009, the Company concluded that the declines in the fair values of the perpetual preferred stocks of these banking institutions were temporary in nature, largely driven by current market conditions, and since the Company intends to hold the securities until recovery, the impairments should not be recognized in the Condensed Consolidated Statement of Income for the three months ended June 30, 2009.

Investment Quality and Concentrations (continued)

The following table summarizes the fair value of the Company’s ten largest investment exposures at June 30, 2009:

(Dollars in Millions)
U.S. Treasury Bonds, Notes and Bills:
Fixed Maturities	$250.0
Short Term	161.4

Total U.S. Treasuries	411.4

Ginnie Mae:
Fixed Maturities	351.5
Tennebaum Capital Partners Sponsored Entities:
Fixed Maturities	64.6
Limited Liability Investment Companies and Limited Partnerships	158.5

Total Tennebaum Capital Partners Sponsored Entities	223.1

Intermec:
Investment in Investee	163.3
Fannie Mae:
Fixed Maturities	111.5
Short Term	0.2

Total Fannie Mae	111.7

State of Louisiana and Political Subdivisions Thereof:
Fixed Maturities	95.1
State of Georgia and Political Subdivisions Thereof:
Fixed Maturities	68.8
State of Illinois and Political Subdivisions Thereof:
Fixed Maturities	68.4
State of Texas and Political Subdivisions Thereof:
Fixed Maturities	68.4
Goldman Sachs and its Sponsored Entities:
Fixed Maturities	9.1
Equity Securities—Preferred Stocks	2.7
Equity Securities—Other Equity Interests	14.8
Mutual Funds	0.2
Limited Liability Investment Companies and Limited Partnerships	40.8

Total Goldman Sachs and its Sponsored Entities	67.6

Total	$1,629.3

At June 30, 2009, the Company’s fixed maturity investments in U.S. Treasury securities consisted of various maturities principally ranging from less than one year to 21 years with an effective duration of approximately five years. The Company’s short-term investments in U.S. Treasury securities consisted of $139.9 million of U.S. Treasury Bills typically with maturities of less than one week and $21.5 million of U.S. Treasury Bonds and Notes with a maturity of less than one year at the date of purchase. In addition to these investments, the Company had $186.4 million invested in

Investment Quality and Concentrations (continued)

overnight repurchase agreements, primarily collateralized by securities issued by the U.S. government, and $196.2 million invested in money market funds which principally invest in U.S. Treasury securities. At the time of borrowing, the repurchase agreements generally require the borrower to provide to the Company collateral at least equal to the amount borrowed. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed. While money market fund managers strive to maintain a stable fund price equal to the amounts invested in their funds, investors in such funds bear investment risk, to the extent that the investments are not insured under the U.S. Treasury Department Temporary Guarantee Program for Money Market Funds (the “Money Market Guarantee Program”), in the event that the funds’ investments decline in value. At June 30, 2009, 80% of the Company’s investments in money market funds were insured under the Money Market Guarantee Program.

The Company has exposure to the residential mortgage industry primarily by virtue of its investments in Ginnie Mae, Fannie Mae, the Federal Home Loan Banks (“FHLB”) and Freddie Mac. The fair value of the Company’s investments in fixed maturities issued by Ginnie Mae, Fannie Mae, FHLB and Freddie Mac were $351.5 million, $111.5 million, $64.4 million and $10.0 million, respectively, at June 30, 2009. Fannie Mae, FHLB and Freddie Mac are each U.S. government sponsored and federally chartered entities, which are privately capitalized, whereas Ginnie Mae is a U.S. government-owned corporation. Securities issued by Ginnie Mae are backed by the full faith and credit of the U.S. government. On September 7, 2008, Fannie Mae and Freddie Mac were placed in conservatorship. Approximately 71% of the Company’s investments in the fixed maturities of Fannie Mae, FHLB and Freddie Mac are in general obligations issued by Fannie Mae, FHLB and Freddie Mac, with the balance invested in various mortgage-backed securities (“MBS”). While each general obligation is fixed in its maturity, 87% of the Company’s investments in these general obligations are callable by the issuer prior to their maturity. In contrast, principal payments of MBS securities vary with the underlying mortgages associated with them. The Company has no exposures to interest-only or principal-only investment strips. The Company’s investments in Ginnie Mae securities consist of various mortgage pools and pass-through certificates. Ginnie Mae guarantees the payment of principal and interest on these securities, which vary with the underlying mortgages. In addition to the Company’s investments in Fannie Mae, Ginnie Mae, FHLB and Freddie Mac securities, the Company had investments in other U.S. government sponsored or owned corporations totaling $29.5 million at June 30, 2009. At June 30, 2009, the Company also owned $5.7 million of MBS issued by private companies, of which $2.5 million may be considered sub-prime.

The Company had $292.7 million invested in various limited liability investment companies and limited partnerships at June 30, 2009, of which $40.3 million was included in the Company’s Investments in Equity Securities and $252.4 million was included in Other Investments. As limited liability investment companies and limited partnerships, these entities are required to follow certain specialized industry accounting rules which require that unrealized gains and losses be included in the results of their operations. The Company is required to account for some of its investments in these entities, namely those entities in which the Company’s interest is not deemed minor, under the equity method of accounting. This specialized accounting, along with the requirement to account for some of these investments under the equity method of accounting, adds a degree of volatility to the Company’s net investment income. The Company had ownership interests totaling $158.5 million in such entities sponsored by Tennenbaum Capital Partners, LLC (“TCP”) included in Other Investments at June 30, 2009. The Company’s Investments in Fixed Maturities included an investment of $64.6 million in two redeemable, auction rate preferred stocks, rated AA by S&P and issued by one of the TCP-sponsored entities at June 30, 2009. The Company owns no other auction rate preferred stocks. TCP is a private investment firm that specializes in investing in companies undergoing change due to industry trends, economic cycles or specific company circumstances. As such, the TCP-sponsored entities in which the Company invests employ a long-term investment strategy focused on opportunities investments that may include holdings in illiquid securities such as distressed debt or leveraged loans. From time to time, the Company may also invest directly in some of the companies in which the TCP-sponsored entities invest. Such direct investments had a fair value of $26.7 million at June 30, 2009. The Company has no commitments to make future investments in TCP-sponsored entities at June 30, 2009. Goldman Sachs Group, Inc. (“Goldman Sachs”), a bank holding company and a leading global investment banking, securities and investment management firm, sponsors certain other limited partnerships in which the Company invests. The Company’s investments in Goldman Sachs-sponsored entities focus on two distinct investment strategies. One strategy focuses on providing liquidity or partnering solutions for investors in existing private equity assets and providing capital or partnering solutions for portfolio managers, commonly referred to as secondary transactions. The other strategy

Investment Quality and Concentrations (continued)

focuses on investments in mezzanine securities, which principally include fixed income securities, such as debt and preferred stock, and may also include an equity component, such as warrants, options or common stock. Equity Securities and Other Investments include $14.8 million and $40.8 million, respectively, related to the Company’s investments in Goldman Sachs-sponsored entities at June 30, 2009. The Company is also committed to making future contributions of $65.7 million to Goldman Sachs-sponsored entities to fund future investments. In addition, Equity Securities includes $2.7 million related to the Company’s investments in Goldman Sachs preferred stock at June 30, 2009.

The Company’s Investments in Fixed Maturities included investments in the obligations of 47 states, and municipalities and political subdivisions therein, with a fair value of $1,437.9 million at June 30, 2009, of which $1,389.5 million are callable prior to their maturity at or above par. Certain states provide premium tax incentives to insurance companies that invest in their states. The Company has large investment concentrations in Louisiana and Georgia securities as a result of premium tax incentives.

The Company has significant exposure to changes in the fair value of one public company, Intermec, by virtue of its investment in the common stock of this company. Intermec has described itself as a leader in global supply chain solutions and in the design, development, manufacture and integration of wired and wireless automated data collection, mobile computing systems, bar code printers, label media and RFID (radio frequency identification). Intermec’s products and services are used by customers in many industries to improve productivity, quality and responsiveness of business operations, from supply chain management and enterprise resource planning to field sales and service. Intermec’s products and services are sold globally to a diverse set of customers in markets such as manufacturing, warehousing, direct store delivery, retail, consumer goods, field services, government, security, healthcare, transportation and logistics. Based on the outstanding shares of common stock reported in Intermec’s quarterly report on Form 10-Q for the quarter ended March 29, 2009, the Company owned 20.4% of Intermec’s common stock at June 30, 2009. Accordingly, the Company accounts for its investment in Intermec under the equity method of accounting. The Company reports its investment in Intermec at cost plus accumulated undistributed earnings, rather than at fair value, in the Condensed Consolidated Balance Sheets. The fair value of the Company’s investment in Intermec exceeded this carrying value by $70.8 million at June 30, 2009.

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

Highbridge is a limited partnership that specializes in arbitrage and absolute return investment strategies in the global equity and corporate debt securities markets and indirectly invests in funds that purchase and sell equities, futures, swaps, forward currency contracts, exchange traded and over-the-counter options, warrants, and both convertible and non-convertible corporate bonds. On October 23, 2008, the Company submitted a full redemption notice to the Highbridge general partner. On November 21, 2008, the general partner notified the Company that the general partner was imposing a restriction on the redemption of certain assets representing 70% of the Company’s investment in Highbridge and that such assets would not be currently redeemed, but rather would be redeemed over several periods. The Company’s investment in Highbridge, which is reported in Equity Securities in the Condensed Consolidated Balance Sheet, was $17.7 million at December 31, 2008. During the six months ended June 30, 2009, the Company received redemption proceeds from the Highbridge general partner totaling $9.7 million, of which $5.4 million were proceeds representing the Company’s share of the unrestricted assets of Highbridge and $4.3 million were proceeds representing the Company’s share of the restricted assets of Highbridge. The Company’s unrealized holding gain in Highbridge arising during the six months ended June 30, 2009 was $1.3 million. The Company’s remaining investment in Highbridge was $9.3 million at June 30, 2009 and consisted solely of restricted assets.

Distressed and Mezzanine Debt and Secondary Transactions Investments

The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships, which are accounted for under the equity method of accounting and reported in Other Investments at June 30, 2009 and December 31, 2008, are summarized below:

(Dollars in Millions)	Asset Class	Unfunded Commitment	Carrying Value		Stated Fund
		June 30, 2009	June 30, 2009	Dec. 31, 2008	Maturity Date
Special Value Opportunity Fund, LLC	Distressed Debt	$—	$74.3	$69.9	7/13/2014
Tennenbaum Opportunities Fund V, LLC	Distressed Debt	—	65.3	43.3	10/10/2016
Goldman Sachs Vintage Fund IV, L.P.	Secondary Transactions	28.8	40.8	53.4	12/31/2016
Special Value Continuation Fund, LLC	Distressed Debt	—	18.9	19.1	6/30/2016
NY Life Investment Management Mezzanine Partners II, LP	Mezzanine Debt	6.6	16.5	18.9	7/31/2016
BNY Mezzanine Partners L.P.	Mezzanine Debt	3.8	13.2	12.7	4/17/2016
Other Funds		11.3	23.4	25.0	2015-2016

Total		$50.5	$252.4	$242.3

In addition, the Company has unfunded commitments of $67.5 million for investments in limited liability investment companies and limited partnerships that are not accounted for under the equity method of accounting.

Interest and Other Expenses

Interest and Other Expenses was $32.0 million and $16.8 million for the six and three months ended June 30, 2009, respectively, compared to $31.7 million and $15.0 million for the same periods in 2008. Interest and Other Expenses increased for the six months ended June 30, 2009, compared to the same period in 2008, due primarily to an increase in employee retirement costs.

Income Taxes

The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions and the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $27.6 million and $14.3 million for the six and three months ended June 30, 2009, respectively, compared to $27.8 million and $14.6 million for the same periods in 2008. Tax-exempt investment income and dividends received deductions decreased slightly for the six and three months ended June 30, 2009, compared to the same periods in 2008, due primarily to lower dividend income from the Company’s investment in Northrop common stock, partially offset by the increase in tax-exempt investment income. State income tax expense, net of federal benefit, was $7.2 million and $0.6 million for the six and three months ended June 30, 2009, respectively. The $7.2 million of state income tax for the six months ended June 30, 2009 includes expense of $6.8 million for an increase in the deferred tax asset valuation allowance related to Fireside Bank. State income tax benefit, net of federal expense, was $1.4 million and $1.3 million for the six and three months ended June 30, 2008, respectively.

Liquidity and Capital Resources

The Company had no outstanding advances under its $325 million, unsecured, revolving credit agreement at December 31, 2008. During the first quarter of 2009, the Company borrowed a net amount of $105.0 million under the agreement. Proceeds from the borrowings were used to fund a $25.0 million contribution to Unitrin’s subsidiary, United, to make certain income tax payments and for general corporate purposes.

During the second quarter of 2009 Unitrin’s subsidiary, Primesco, sold its subsidiary, Mutual Savings Life, to United. Primesco then paid a $64.3 million dividend to Unitrin. Also during the second quarter of 2009, Unitrin’s subsidiaries United, Reliable and Union National Life Insurance Company (“Union National”), transferred certain postretirement employee benefit liabilities and cash totaling $41.2 million to Unitrin. Following these intercompany transactions, Unitrin repaid in full the advances outstanding under the credit agreement. There were no advances outstanding under the credit agreement at June 30, 2009. Unitrin directly held cash and investments totaling $17.4 million at June 30, 2009.

Undrawn letters of credit issued pursuant to the credit agreement were $13.1 million at both June 30, 2009 and December 31, 2008. The amount available for future borrowing was $311.9 million at June 30, 2009. The current credit agreement expires on June 30, 2010 and contains various financial and other covenants, including minimum risk-based capital ratios for Unitrin’s two largest insurance subsidiaries, United and Trinity. Management estimates that it could borrow the full amount under the credit agreement and still meet the financial covenants contained therein. Management intends to begin negotiations for a new revolving credit agreement during the third quarter of 2009 and estimates that total commitments under the new agreement will be greater than $200 million but less than the $325 million available under the existing credit agreement. The lenders participating in Unitrin’s existing credit agreement and their aggregate commitments are presented below:

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

Unitrin had $200 million of its 4.875% senior notes, due November 1, 2010 (the “4.875% Notes”), and $360 million of its 6.00% senior notes, due May 15, 2017 (the “6.00% Senior Notes”), outstanding at June 30, 2009. To provide an additional source of liquidity to Fireside Bank during the orderly wind-down of its operations, Unitrin and Fireside Bank entered into a line of credit agreement on April 20, 2009, whereby Unitrin has agreed to advance up to $20 million to Fireside Bank. Other than the renegotiation of its credit agreement discussed above, Unitrin does not anticipate making significant changes to its capital structure in 2009.

During the second quarter of 2009, United entered into a series of agreements with Reliable and Union National whereby, effective May 1, 2009, Reliable and Union National co-insure 100% of their existing and new business into United. In connection with these co-insurance transactions, Reliable and Union National received regulatory approval to pay extraordinary dividends to Unitrin in such amounts as to reduce each company’s statutory capital and surplus to $10 million, effectively the minimum statutory level. The Company expects that Reliable and Union National will pay the dividends, estimated to be approximately $95 million, to Unitrin during the third quarter of 2009. As a result of these intercompany dividends management expects that Unitrin would be able to pay dividends to its shareholders at the current quarterly rate of $0.20 per share, meet its debt service obligations and remain undrawn under its existing or any new revolving credit agreement for the remainder of 2009.

Liquidity and Capital Resources (continued)

Sources available for future shareholder dividend payments, capital contributions to subsidiaries, advances under the letter of credit to Fireside Bank and the payment of interest on Unitrin’s senior notes include the receipt of dividends from Unitrin’s subsidiaries and additional borrowings under Unitrin’s credit agreement. Various state insurance laws restrict the ability of Unitrin’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Unitrin’s non-insurance subsidiaries paid cash dividends of $66.0 million to Unitrin in the first six months of 2009, including the $64.3 million dividend paid from Primesco to Unitrin described above. Unitrin’s direct insurance subsidiaries paid dividends of $0.9 million to Unitrin during the first six months of 2009. Other than the $95 million in total dividends that Unitrin expects to receive from Reliable and Union National described above, Unitrin does not expect to receive dividends from its direct life insurance subsidiaries for the remainder of 2009. United could, however, pay dividends totaling up to $19.0 million to Unitrin without regulatory approval during the second half of 2009.

On February 13, 2009, Unitrin’s subsidiary, Trinity, completed its acquisition of Direct Response in a cash transaction for a total purchase price of $201.6 million. The acquisition was funded using Trinity’s internal resources. While Unitrin estimates that its property and casualty insurance subsidiary, Trinity, would be able to pay $82.8 million in dividends to Unitrin during the second half of 2009 without regulatory approval, the Company currently does not expect Trinity to pay a dividend to Unitrin in 2009, due in part to the acquisition of Direct Response. Fireside Bank has agreed not to pay dividends without the prior approval of the Federal Deposit Insurance Corporation and the California Department of Financial Institutions. The Company does not expect Fireside Bank to pay a dividend in 2009.

Quantitative measures established by bank regulations to ensure capital adequacy require Fireside Bank to maintain minimum amounts of capital. Bank regulations define capital calculations for Tier 1 capital, total risk-weighted assets and total risk-based capital. To be “well-capitalized,” a financial institution must have traditionally maintained a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total average assets of 5% or greater. At June 30, 2009, Fireside Bank had ratios of total capital to total risk-weighted assets of 22.8%, a ratio of Tier 1 capital to total risk-weighted assets of 21.4% and a ratio of Tier 1 capital to total average assets of 16.7%. Higher levels of capital, while undefined, are generally more prudent for Fireside Bank’s sub-prime automobile loan business than would be required for lower risk businesses. Fireside Bank has agreed with its regulators to maintain a ratio of Tier 1 capital to total average assets of 15% or greater. On March 24, 2009, Unitrin announced that Fireside Bank would be suspending all new lending activity as part of a plan to exit the automobile finance business. The exit plan envisions an orderly wind-down of Fireside Bank’s operations over the next several years. Fireside Bank will continue to collect outstanding loan balances and make interest payments and redemptions on outstanding certificates of deposits in the ordinary course of business. Following the announcement, Fireside Bank ceased accepting new loan applications, but continued to process loan applications that had been submitted prior to the announcement. Fireside Bank also has ceased opening new certificate of deposit accounts. Unitrin currently expects to recover its investment in Fireside Bank over the next several years.

The primary sources of funds for Unitrin’s insurance subsidiaries are premiums and investment income. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Accordingly, during periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flow from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could either result in investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they experience several future catastrophic events over a relatively short period of time. The primary sources of funds for Fireside Bank are the repayments of automobile loans, interest on automobile loans and investment income. The primary uses of funds for Fireside Bank are the repayment of customer deposits, interest paid to depositors and general expenses.

Liquidity and Capital Resources (continued)

Net Cash Provided by Operating Activities increased by $23.1 million for the six months ended June 30, 2009, compared to the same period in 2008, due primarily to higher operating results.

Net Cash Used by Financing Activities increased by $128.7 million for the six months ended June 30, 2009, compared to the same period in 2008. The Company funds its Automobile Loan Receivables through the issuance of Certificates of Deposits. Net cash used by Certificates of Deposits withdrawals, net of Certificates of Deposits issued, was $201.3 million for the six months ended June 30, 2009, compared to net cash used of $72.0 million for the same period in 2008. The Company did not repurchase shares of its common stock during the first six months of 2009, compared to using $57.4 million of cash during the first six months of 2008 to repurchase shares of its common stock. There were no net borrowings under the Company’s unsecured, revolving credit agreement for the six months ended June 30, 2009, compared to net cash provided from borrowings of $73.0 million for the same period in 2008.

Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain at the end of the year. Net Cash Provided by Investing Activities increased by $61.0 million for the six months ended June 30, 2009, compared to the same period in 2008. Automobile Loan Originations used $77.0 million of cash in the first six months of 2009, compared to using $364.9 million of cash in the same period in 2008. The repayment of automobile loan receivables provided $230.7 million in the first six months of 2009, compared to providing $313.6 million of cash in the same period in 2008. Sales of Fixed Maturities exceeded Purchases of Fixed Maturities by $46.0 million for the first six months of 2009, compared to $53.5 million in the same period in 2008. Net cash provided by dispositions of short-term investments was $56.0 million for the six months ended June 30, 2009, compared to net cash provided by dispositions of short-term investments of $115.9 million for the same period in 2008. Cash used to acquire investments in limited liability investment companies and limited partnerships decreased by $41.6 million in the first six months of 2009, compared to the same period in 2008. Cash received from dispositions of equity securities, net of cash paid to acquire equity securities was $27.0 million in the first six months of 2009, compared to net cash paid to acquire equity securities, net of cash received from dispositions, of $1.5 million in the same period in 2008. The Company used $190.0 million of cash to acquire Direct Response in the first six months of 2009, compared to $95.8 million used to purchase Primesco during the same period of 2008. The Company received proceeds of $67.0 million related to the disposition of its Unitrin Business Insurance operations during the first six months of 2008.

Recently Issued Accounting Pronouncements

The accounting standards issued recently that are most critical to the Company are discussed in Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements under the heading “Accounting Changes” and include the following pronouncements:

•	SFAS No. 141(R), Business Combinations;

•	SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51;

•	SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133;

•	SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60;

•	SFAS No. 165, Subsequent Events;

•	SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140;

•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R);

•	SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162;

•	FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments;

•	FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments;

•	FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies;

•	FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets;

•	FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly;

•	FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20; and

•	FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both June 30, 2009 and December 31, 2008 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Automobile Loan Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both June 30, 2009 and December 31, 2008. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both June 30, 2009 and December 31, 2008. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at June 30, 2009 and December 31, 2008, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 1.04 and 1.05 at June 30, 2009 and December 31, 2008, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended June 30, 2009 and December 31, 2008, respectively, and weighted on the fair value of such securities at June 30, 2009 and December 31, 2008, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

Quantitative Information About Market Risk (continued)

The estimated adverse effects on the fair value of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
June 30, 2009
Assets
Investments in Fixed Maturities	$4,247.8	$(286.2)	$—	$(286.2)
Investments in Equity Securities	227.6	(5.4)	(35.1)	(40.5)
Automobile Loan Receivables	898.1	(9.3)	—	(9.3)

Liabilities
Certificates of Deposits	$952.1	$14.7	$—	$14.7
Notes Payable	441.0	16.7	—	16.7

December 31, 2008
Assets
Investments in Fixed Maturities	$4,135.9	$(277.1)	$—	$(277.1)
Investments in Equity Securities	221.8	(5.7)	(33.8)	(39.5)
Automobile Loan Receivables	1,099.6	(13.5)	—	(13.5)

Liabilities
Certificates of Deposits	$1,148.7	$19.3	$—	$19.3
Notes Payable	433.9	18.7	—	18.7

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

The Company manages its interest rate exposures with respect to Investments in Fixed Maturities by investing primarily in investment-grade securities of moderate effective duration. The interest rate risks with respect to the fair value of Automobile Loan Receivables should be partially offset by the impact of interest rate movements on Certificates of Deposits which were issued to fund these receivables.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including MD&A, Quantitative and Qualitative Disclosures About Market Risk and the accompanying unaudited Condensed Consolidated Financial Statements (including the notes thereto) may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “believe(s),” “goal(s),” “target(s),” “estimate(s),” “anticipate(s),” “forecast(s),” “project(s),” “plan(s),” “intend(s),” “expect(s),” “might,” “may” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

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

•	Governmental actions, including, but not limited to, national health care reform, new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions;

•	Adverse outcomes in litigation or other legal or regulatory proceedings involving Unitrin or its subsidiaries or affiliates;

Caution Regarding Forward-Looking Statements (continued)

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services;

•	The impact of residual market assessments and assessments for insurance industry insolvencies;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces;

•	Changes in ratings by credit rating agencies, including A.M. Best Co., Inc. ;

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

•	The degree of success in effecting an orderly wind-down of the operations of Fireside Bank and the recovery of Unitrin’s investment in Fireside Bank;

•	The degree of success and costs expended in realizing economies of scale and implementing significant business consolidations and technology initiatives;

•	Increased costs and risks related to data security;

•	Absolute and relative performance of the Company’s products or services; and

•	Other risks and uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

Item 4.	Controls and Procedures (continued)

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

There were no significant changes in the risk factors included in Item 1A. of Part II of the 2008 Annual Report except for a change to the risk factor entitled “Fireside Bank’s automobile loan receivable portfolio is subject to default risk,” which is restated in its entirety in the paragraph below, and the addition of a risk factor entitled “Reserve National’s business model may be vulnerable to federal health care reform initiatives,” which is presented the second paragraph below.

Fireside Bank’s automobile loan receivable portfolio is subject to default risk.

The results of operations and financial condition of Fireside Bank and the success of the Company’s plan to exit the automobile finance business, including, but not limited to, the recovery of Unitrin’s investment in Fireside Bank depend, to a large extent, on the performance of its automobile loan receivable portfolio. Automobile loan borrowers may default during the terms of their loans. Fireside Bank bears the full risk of losses resulting from defaults. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery. A substantial portion of Fireside Bank’s automobile loan receivable portfolio is considered sub-prime. The risk of default for sub-prime loans is higher than for prime loans and has been accentuated by recent economic conditions. Approximately 65% of Fireside Bank’s automobile loan portfolio is concentrated in loans to borrowers residing in California, where the unemployment rate has been higher than the national average during the current recession. Continued economic stress in the California economy could result in increases over time in loan delinquencies and loan charge-offs in Fireside Bank’s loan portfolio and consequent adverse effects on the execution of Fireside Bank’s plan to exit the automobile finance business. Fireside Bank maintains an allowance for loan losses that represents management’s best estimate of the inherent losses in Fireside Bank’s automobile loan receivable portfolio. If the allowance is inadequate, Fireside Bank would recognize the losses in excess of that allowance as an expense and the Company’s results of operations would be adversely affected. A material increase to the allowance for loan losses could also result in Fireside Bank’s ratio of Tier 1 capital to total assets falling below 15%, the minimum ratio level at which Fireside Bank has agreed with its regulators to maintain. In such a case, the Company would likely contribute additional amounts of capital to Fireside Bank. Such contributions could impact Unitrin’s liquidity and capital resources available for other corporate purposes.

Reserve National’s business model may be vulnerable to federal health care reform initiatives.

As has been widely reported in the press, a number of proposals are currently pending in the U. S. Congress, including proposals for a government-sponsored national health plan that would compete with private insurers. In the event that such a plan were to be established, Reserve National’s business model, which focuses on providing limited health insurance coverages to persons who lack access to traditional private options, could be adversely affected. Depending on the actual parameters of such a government-sponsored plan, Reserve National might suffer significant loss of revenue and might not be able to compete in the markets that it has historically has served. A significant loss of business could have a material adverse effect on the financial condition and results of operations of Reserve National and could adversely impact the Company’s ability to fully realize its investment in Reserve National, including the recoverability of $14.8 million of goodwill. Reserve National reported earned premiums of $63.0 million and net income of $2.4 million for the six months ended June 30, 2009.

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

The Company did not repurchase any shares in the second quarter of 2009.

During the quarter ended June 30, 2009, no shares were withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under the Company’s four stock option plans or shares withheld to satisfy tax withholding obligations on the vesting of awards under the Company’s restricted stock plan.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Unitrin, Inc. was held on May 6, 2009 for the purpose of electing ten directors, to consider and act on a proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2009, to consider and act on a proposal to approve the material terms of the performance goals under the Company’s 2009 Performance Incentive Plan (“Performance Incentive Plan”) and to approve the material terms of the performance goals under the Company’s 2005 Restricted Stock and Restricted Stock Unit Plan (“Restricted Stock Plan”).

The final tabulation for each of the ten nominees for director is as follows:

Nominee	Votes For	Votes Withheld
James E. Annable	54,703,054	949,663

Eric J. Draut	53,037,062	2,615,655

Douglas G. Geoga	54,769,292	883,425

Reuben L. Hedlund	54,688,317	964,400

William E. Johnston, Jr.	54,694,049	958,668

Wayne Kauth	54,751,141	901,576

Fayez S. Sarofim	53,226,640	2,426,077

Donald G. Southwell	54,199,479	1,453,238

Richard C. Vie	54,065,961	1,586,756

Ann E. Ziegler	54,796,977	855,740

Shareholders ratified the selection of Deloitte & Touche LLP by the following votes: 55,300,669 votes for ratification, 215,818 votes against and 136,230 votes abstained.

Shareholders approved the material terms of the performance goals under the Performance Incentive Plan by the following votes: 52,839,888 votes for approval, 2,237,529 votes against and 575,300 votes abstained.

Shareholders approved the material terms of the performance goals under the Restricted Stock Plan by the following votes: 51,004,480 votes for approval, 4,057,463 votes against and 590,774 votes abstained.

Item 6.	Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s 2007 Annual Report on Form 10-K filed February 4, 2008.)

3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 12, 2008.)

4.1	Rights Agreement between Unitrin, Inc. and Computershare Trust Company, N.A. as successor Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, dated as of August 4, 2004 and amended May 4, 2006 and October 9, 2006.

4.2	Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.3	Officer’s Certificate, including form of Senior Note with respect to the Company’s 6.00% Senior Notes due May 15, 2017 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2008.)

10.1	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.2	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated effective February 1, 2006 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.3	Unitrin, Inc. 2002 Stock Option Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.4	2005 Restricted Stock and Restricted Stock Unit Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.5	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.6	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.7	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.8	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.9	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.10	Form of Time-Vested Restricted Stock Award Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.11	Form of Performance-Based Restricted Stock Award Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 9, 2009.)

10.12	Unitrin, Inc. Pension Equalization Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.13	Unitrin, Inc. Defined Contribution Supplemental Retirement Plan, effective January 1, 2008 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.14	Unitrin, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.15	Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed December 12, 2008), with the following executive officers:

Richard C. Vie (Chairman)

Donald G. Southwell (President and Chief Executive Officer)

John M. Boschelli (Vice President and Chief Investment Officer)

Eric J. Draut (Executive Vice President and Chief Financial Officer)

Lisa M. King (Vice President – Human Resources)

Edward J. Konar (Vice President)

Christopher L. Moses (Vice President and Treasurer)

Scott Renwick (Senior Vice President, General Counsel and Secretary)

Richard Roeske (Vice President and Chief Accounting Officer)

Frank J. Sodaro (Vice President – Planning and Analysis)

Each of the foregoing agreements is identical except that the severance compensation multiple is 3.0 for Messrs. Vie and Southwell and 2.0 for the other executive officers.

10.16	Unitrin, Inc. Severance Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.17	Unitrin, Inc. 2009 Performance Incentive Plan, effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2009.)

10.18	Form of Annual Incentive Award Instrument under the Unitrin, Inc. 2009 Performance Incentive Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed February 10, 2009.)

10.19	Form of Multi-Year Incentive Award Agreement under the Unitrin, Inc. 2009 Performance Incentive Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed February 10, 2009.)

10.20	Unitrin, Inc. Incentive Bonus Plan, dated February 3, 2004 (Incorporated herein by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2004, in connection with the Company’s 2004 Annual Meeting of Shareholders.)

10.21	Unitrin is a party to individual Indemnification and Expense Advancement Agreements (the form of which is incorporated herein by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed March 27, 2009), with each of its directors.

10.22	Credit Agreement, dated as of June 24, 2005, by and among Unitrin, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent, letter of credit issuer and swing line lender, Wells Fargo Bank, National Association, individually and as syndication agent, and Wachovia Bank, N.A., individually and as documentation agent (Incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed June 27, 2005.)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unitrin, Inc.

Date: August 3, 2009	/s/ Donald G. Southwell
Donald G. Southwell
President and
Chief Executive Officer

Date: August 3, 2009	/s/ Eric J. Draut
Eric J. Draut
Executive Vice President and
Chief Financial Officer

Date: August 3, 2009	/s/ Richard Roeske
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)