Form 10-Q
period 2009-09-30
UNITRIN INC
filed 2009-11-02
CIK 860748

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2009

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

62,356,966 shares of common stock, $0.10 par value, were outstanding as of October 30, 2009.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Nine Months Ended		Three Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Revenues:
Earned Premiums	$1,855.0	$1,771.7	$616.2	$599.5
Automobile Finance Revenues	142.4	185.6	42.1	60.1
Net Investment Income	234.7	191.0	93.3	63.7
Other Income	2.0	2.6	1.1	1.2
Net Realized Gains on Sales of Investments	17.6	65.5	12.4	27.5
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(49.9)	(98.9)	(14.6)	(72.1)
Portion of Losses Recognized in Other Comprehensive Income	0.7	—	0.1	—

Net Impairment Losses Recognized in Earnings	(49.2)	(98.9)	(14.5)	(72.1)

Total Revenues	2,202.5	2,117.5	750.6	679.9

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,328.3	1,353.2	435.1	494.3
Insurance Expenses	543.7	545.9	177.0	190.8
Automobile Finance Expenses	111.6	171.3	29.2	47.8
Interest Expense on Certificates of Deposits	34.6	44.9	10.1	14.2
Goodwill	1.5	—	—	—
Interest and Other Expenses	47.5	46.3	15.5	14.6

Total Expenses	2,067.2	2,161.6	666.9	761.7

Income (Loss) from Continuing Operations before Income Taxes and Equity in Net Income (Loss) of Investee	135.3	(44.1)	83.7	(81.8)
Income Tax Benefit (Expense)	(38.1)	27.9	(21.7)	31.2

Income (Loss) from Continuing Operations before Equity in Net Income (Loss) of Investee	97.2	(16.2)	62.0	(50.6)
Equity in Net Income (Loss) of Investee	(1.1)	4.3	(1.0)	1.0

Income (Loss) from Continuing Operations	96.1	(11.9)	61.0	(49.6)

Discontinued Operations (See Notes 1 and 3):
Income (Loss) from Discontinued Operations before Income Taxes	3.7	(5.1)	1.6	6.7
Income Tax Expense	(1.4)	(2.0)	(0.5)	(2.3)

Income (Loss) from Discontinued Operations	2.3	(7.1)	1.1	4.4

Net Income (Loss)	$98.4	$(19.0)	$62.1	$(45.2)

Basic Income (Loss) Per Share from Continuing Operations:
Restricted Common Stock	$1.10	$(0.41)	$0.43	$(1.09)

Unrestricted Common Stock	$1.54	$(0.19)	$0.98	$(0.79)

Basic Net Income (Loss) Per Share:
Restricted Common Stock	$1.14	$(0.52)	$0.45	$(1.02)

Unrestricted Common Stock	$1.58	$(0.30)	$1.00	$(0.72)

Diluted Income (Loss) Per Share from Continuing Operations:
Restricted Common Stock	$1.10	$(0.41)	$0.43	$(1.09)

Unrestricted Common Stock	$1.54	$(0.19)	$0.98	$(0.79)

Diluted Net Income (Loss) Per Share:
Restricted Common Stock	$1.14	$(0.52)	$0.45	$(1.02)

Unrestricted Common Stock	$1.58	$(0.30)	$1.00	$(0.72)

Dividends Paid Per Share	$0.87	$1.41	$0.20	$0.47

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2009 - $4,324.0; 2008 - $4,174.4)	$4,552.0	$4,135.9
Equity Securities at Fair Value (Cost: 2009 - $187.9; 2008 - $255.4)	196.7	221.8
Investee (Intermec) at Cost Plus Cumulative Undistributed Comprehensive Earnings (Fair Value: 2009 - $178.5; 2008 - $168.1)	97.4	102.2
Short-term Investments at Cost which Approximates Fair Value	496.2	548.6
Other	755.9	714.9

Total Investments	6,098.2	5,723.4

Cash	101.9	184.2
Automobile Loan Receivables (Fair Value: 2009 - $773.3; 2008 - $1,099.6)	768.7	1,078.6
Other Receivables	676.7	686.5
Deferred Policy Acquisition Costs	528.1	489.2
Goodwill	331.8	334.6
Current and Deferred Income Taxes	121.2	201.4
Other Assets	131.2	120.9

Total Assets	$8,757.8	$8,818.8

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,014.4	$2,972.6
Property and Casualty	1,269.9	1,268.7

Total Insurance Reserves	4,284.3	4,241.3

Certificates of Deposits at Cost (Fair Value: 2009 - $796.5; 2008 - $1,148.7)	758.6	1,110.8
Unearned Premiums	761.8	733.5
Liabilities for Income Taxes	16.5	68.2
Notes Payable at Amortized Cost (Fair Value: 2009 - $495.9; 2008 - $433.9)	561.2	560.8
Accrued Expenses and Other Liabilities	482.2	455.6

Total Liabilities	6,864.6	7,170.2

Shareholders’ Equity:
Common Stock, $0.10 par value, 100 million Shares Authorized; 62,356,966 Shares Issued and Outstanding at September 30, 2009 and 62,314,503 Shares Issued and Outstanding at December 31, 2008	6.2	6.2
Paid-in Capital	765.3	764.7
Retained Earnings	1,033.0	985.8
Accumulated Other Comprehensive Income (Loss)	88.7	(108.1)

Total Shareholders’ Equity	1,893.2	1,648.6

Total Liabilities and Shareholders’ Equity	$8,757.8	$8,818.8

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008
Operating Activities:
Net Income (Loss)	$98.4	$(19.0)
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(11.4)	(10.3)
Equity in Net (Income) Loss of Investee before Taxes	1.6	(6.6)
Equity in (Income) Losses of Limited Liability Investment Companies and Limited Partnerships	(28.7)	29.6
Distribution of Accumulated Earnings of Limited Liability Investment Companies and Limited Partnerships	—	1.9
Amortization of Investment Securities and Depreciation of Investment Real Estate	11.6	7.4
Provision for Loan Losses	50.1	99.4
Depreciation of Property and Equipment	12.9	14.1
Decrease (Increase) in Other Receivables	50.6	(21.3)
Increase (Decrease) in Insurance Reserves	(65.9)	68.1
Decrease in Unearned Premiums	(20.6)	(11.4)
Change in Income Taxes	(29.8)	(91.2)
Increase in Accrued Expenses and Other Liabilities	7.0	11.3
Net Realized Gains on Sales of Investments	(17.6)	(65.5)
Net Impairment Losses Recognized in Earnings	49.2	98.9
Gain on Disposition of Business	—	(8.1)
Other, Net	32.7	17.1

Net Cash Provided by Operating Activities	140.1	114.4

Investing Activities:
Sales and Maturities of Fixed Maturities	514.8	917.7
Purchases of Fixed Maturities	(578.7)	(909.7)
Sales of Equity Securities	95.0	317.1
Purchases of Equity Securities	(1.6)	(163.9)
Acquisition and Improvements of Investment Real Estate	(5.6)	(21.1)
Sales of Investment Real Estate	0.2	3.2
Return of Investment of Limited Liability Investment Companies and Limited Partnerships	10.9	4.6
Acquisitions of Limited Liability Investment Companies and Limited Partnerships	(15.1)	(64.0)
Disposition of Business, Net of Cash Disposed	0.2	66.6
Acquisition of Business, Net of Cash Acquired	(190.0)	(95.4)
Decrease in Short-term Investments	123.3	83.1
(Increase) Decrease in Automobile Loan Receivables	257.9	(24.5)
Increase in Other Investments	(9.1)	(3.6)
Other, Net	(20.9)	(20.8)

Net Cash Provided by Investing Activities	181.3	89.3

Financing Activities:
Change in Certificates of Deposits	(352.3)	(102.7)
Cash Dividends Paid	(54.2)	(89.1)
Note Payable Proceeds	220.0	232.0
Note Payable Payments	(220.1)	(232.0)
Common Stock Repurchases	—	(67.7)
Cash Exercise of Stock Options	—	1.6
Excess Tax Benefits from Share-based Awards	0.1	0.2
Other, Net	2.8	2.6

Net Cash Used by Financing Activities	(403.7)	(255.1)

Decrease in Cash	(82.3)	(51.4)
Cash, Beginning of Year Including Cash Reported in Discontinued Operations	184.2	104.5

Cash, End of Period	$101.9	$53.1

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

Discontinued Operations

The Company accounts for its former Unitrin Business Insurance operations as discontinued operations (see Note 3, “Discontinued Operations,” to the Condensed Consolidated Financial Statements).

Accounting Changes

On July 1, 2009, FASB Accounting Standards Codification™ (“ASC”) became the sole source of authoritative GAAP recognized by the Financial Accounting Standards Board (“FASB”) to be applied by nongovernmental entities for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Except applicable SEC rules and regulations and a limited number of grandfathered standards, all other sources of GAAP for nongovernmental entities were superseded by the issuance of ASC. ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the Company.

Prior to the adoption of ASC, the Company adopted various standards which have been codified into ASC. A discussion of these standards, along with a reference to the ASC topics into which they have been codified and the effect of adoption on the Company, follows.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (codified into ASC Topic 805, Business Combinations). The standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The standard also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. On January 1, 2009, the Company adopted the standard. Accordingly, the standard was applied by the Company to the acquisition of Direct Response Corporation and its subsidiaries (“Direct Response”) (see Note 2, “Acquisition of Businesses,” to the Condensed Consolidated Financial Statements).

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (codified into ASC Topic 805, Business Combinations). The standard amends and clarifies SFAS No. 141(R) with respect to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company applied the standard to its acquisition of Direct Response.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 1 - Basis of Presentation (continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (codified into ASC Topic 810, Consolidation). The standard establishes accounting and reporting standards that require: that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of Operations; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. The standard also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. The standard also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The standard applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The standard must be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. On January 1, 2009, the Company adopted the standard. The Company does not have a noncontrolling interest in one or more subsidiaries. Accordingly, the initial application of the standard had no impact on the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (codified into ASC Topic 815, Derivatives and Hedging). The standard establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. The standard amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (codified into ASC Topic 815, Derivatives and Hedging), with the intent to provide users of financial statements with enhanced understanding of how and why an entity uses derivative securities; how derivatives and hedges are being accounted for and how derivatives and hedges affect an entity’s financial position, financial performance and cash flows. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2008. On January 1, 2009, the Company adopted the standard. The initial application of the standard had no impact on the Company.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (codified into ASC Topic 350, Intangibles-Goodwill and Other). The standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Prior to the issuance of the standard, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. The standard removed a prior requirement for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. The standard also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. The standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, the Company adopted the standard. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, the Company initially applied the standard to intangible assets acquired on or after January 1, 2009. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (codified into ASC Topic 944, Financial Services – Insurance). The standard clarifies how certain accounting standards for insurance enterprises apply to financial guarantee insurance contracts (“GIC’s”), including the recognition and measurement of premium revenue and claim liabilities and require expanded disclosures about GIC’s. The standard does not apply to a GIC that is accounted for as a derivative instrument. Except for certain disclosure regarding insurance enterprise requirements risk-management activities, the standard is effective

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 1 - Basis of Presentation (continued)

for financial statements issued for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years. On January 1, 2009, the Company adopted the standard. The Company does not issue GIC’s. Accordingly, the initial application of the standard had no impact on the Company.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (codified into ASC Topic 260, Earnings per Share). The EITF concluded that all outstanding share-based payment awards that contain a right to receive non-forfeitable dividends participate in the undistributed earnings with common shareholders, and therefore, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Upon adoption, all prior-period earnings per share data presented must be adjusted retrospectively to conform to the standard. On January 1, 2009, the Company adopted the standard. Basic Net Income per Share from Continuing Operations decreased by less than $0.01 per unrestricted common share on an annual basis on the initial and retrospective application of the standard to prior periods.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (codified into ASC Topic 325, Investments – Other). The standard amends the impairment guidance to achieve a more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. The standard is effective for interim and annual reporting periods ending after December 15, 2008, and must be applied prospectively. The Company adopted the standard on January 1, 2009. The initial application of the standard had no impact on the Company.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (codified into ASC Topic 320, Investments – Debt and Equity Securities). The standard amends the OTTI guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. The standard does not amend existing recognition and measurement guidance related to OTTI of equity securities. The standard is effective for interim and annual reporting periods ending after June 15, 2009. The provisions of the standard are not permitted to be applied retrospectively to periods prior to the date of adoption, but rather must be applied prospectively. On April 1, 2009, the Company adopted the standard and applied it prospectively. Accordingly, the Company recognized the cumulative effect of adoption as an increase of $2.9 million, net of tax of $1.6 million, to the Company’s Retained Earnings with an offsetting amount to the Company’s Accumulated Other Comprehensive Loss at the date of adoption. The effect of adoption had no impact on Total Shareholders’ Equity.

The following individual line items in the Condensed Consolidated Balance Sheet at September 30, 2009 were affected by the change in accounting principle resulting from the adoption of the standard:

(Dollars in Millions)	As Computed Without Change in Accounting Principle	As Reported With Change in Accounting Principle	Effect of Change
Impact on Shareholders’ Equity:
Retained Earnings	$1,031.6	$1,033.0	$1.4
Accumulated Other Comprehensive Income (Loss)	90.1	88.7	(1.4)

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 1 - Basis of Presentation (continued)

The following individual line items in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009 were affected by the change in accounting principle resulting from the adoption of the standard:

(Dollars in Millions, Except Per Share Amounts)	As Computed Without Change in Accounting Principle	As Reported With Change in Accounting Principle	Effect of Change
Revenues:
Earned Premiums	$1,855.0	$1,855.0	$—
Automobile Finance Revenues	142.4	142.4	—
Net Investment Income	234.5	234.7	0.2
Other Income	2.0	2.0	—
Net Realized Gains on Sales of Investments	20.7	17.6	(3.1)
Total Other-than-temporary Impairment Losses	(49.9)	(49.9)	—
Portion of Losses Recognized in Other Comprehensive Income	—	0.7	0.7

Net Impairment Losses Recognized in Earnings	(49.9)	(49.2)	0.7

Total Revenues	2,204.7	2,202.5	(2.2)
Total Expenses	2,067.2	2,067.2	—

Income from Continuing Operations before Income Taxes and Equity in Net Income (Loss) of Investee	137.5	135.3	(2.2)
Income Tax Benefit (Expense)	(38.8)	(38.1)	0.7

Income from Continuing Operations before Equity in Net Income (Loss) of Investee	98.7	97.2	(1.5)
Equity in Net Income (Loss) of Investee	(1.1)	(1.1)	—

Income from Continuing Operations	97.6	96.1	(1.5)

Income from Discontinued Operations	2.3	2.3	—

Net Income	$99.9	$98.4	$(1.5)

Basic Income Per Share from Continuing Operations:
Restricted Common Stock	$1.12	$1.10	$(0.02)

Unrestricted Common Stock	$1.56	$1.54	$(0.02)

Basic Net Income Per Share:
Restricted Common Stock	$1.16	$1.14	$(0.02)

Unrestricted Common Stock	$1.60	$1.58	$(0.02)

Diluted Income Per Share from Continuing Operations:
Restricted Common Stock	$1.12	$1.10	$(0.02)

Unrestricted Common Stock	$1.56	$1.54	$(0.02)

Diluted Net Income Per Share:
Restricted Common Stock	$1.16	$1.14	$(0.02)

Unrestricted Common Stock	$1.60	$1.58	$(0.02)

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 1 - Basis of Presentation (continued)

The following individual line items in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2009 were affected by the change in accounting principle resulting from the adoption of the standard:

(Dollars in Millions, Except Per Share Amounts)	As Computed Without Change in Accounting Principle	As Reported With Change in Accounting Principle	Effect of Change
Revenues:
Earned Premiums	$616.2	$616.2	$—
Automobile Finance Revenues	42.1	42.1	—
Net Investment Income	93.3	93.3	—
Other Income	1.1	1.1	—
Net Realized Gains on Sales of Investments	13.7	12.4	(1.3)
Total Other-than-temporary Impairment Losses	(14.6)	(14.6)	—
Portion of Losses Recognized in Other Comprehensive Income	—	0.1	0.1

Net Impairment Losses Recognized in Earnings	(14.6)	(14.5)	0.1

Total Revenues	751.8	750.6	(1.2)
Total Expenses	666.9	666.9	—

Income from Continuing Operations before Income Taxes and Equity in Net Income (Loss) of Investee	84.9	83.7	(1.2)
Income Tax Benefit (Expense)	(22.1)	(21.7)	0.4

Income from Continuing Operations before Equity in Net Income (Loss) of Investee	62.8	62.0	(0.8)
Equity in Net Income (Loss) of Investee	(1.0)	(1.0)	—

Income from Continuing Operations	61.8	61.0	(0.8)

Income from Discontinued Operations	1.1	1.1	—

Net Income	$62.9	$62.1	$(0.8)

Basic Income Per Share from Continuing Operations:
Restricted Common Stock	$0.44	$0.43	$(0.01)

Unrestricted Common Stock	$0.99	$0.98	$(0.01)

Basic Net Income Per Share:
Restricted Common Stock	$0.46	$0.45	$(0.01)

Unrestricted Common Stock	$1.01	$1.00	$(0.01)

Diluted Income Per Share from Continuing Operations:
Restricted Common Stock	$0.44	$0.43	$(0.01)

Unrestricted Common Stock	$0.99	$0.98	$(0.01)

Diluted Net Income Per Share:
Restricted Common Stock	$0.46	$0.45	$(0.01)

Unrestricted Common Stock	$1.01	$1.00	$(0.01)

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 1 - Basis of Presentation (continued)

The following individual line items in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 were affected by the change in accounting principle resulting from the adoption of the standard:

(Dollars in Millions)	As Computed Without Change in Accounting Principle	As Reported With Change in Accounting Principle	Effect of Change
Impact on Operating Activities:
Net Income	$99.9	$98.4	$(1.5)
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
Amortization of Investment Securities and Depreciation of Investment Real Estate	11.8	11.6	(0.2)
Change in Income Taxes	(29.1)	(29.8)	(0.7)
Net Realized Gains on Sales of Investments	(20.7)	(17.6)	3.1
Net Impairment Losses Recognized in Earnings	49.9	49.2	(0.7)

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (codified into ASC Topic 825, Financial Instruments). Under the standard, disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies are required as well as in annual financial statements. The standard is effective for interim reporting periods ending after June 15, 2009. On April 1, 2009, the Company adopted the standard and, accordingly, the interim disclosure requirements are applicable to these condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (codified into ASC Topic 820, Fair Value Measurements and Disclosures). The standard provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. The standard must be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009. On April 1, 2009, the Company adopted the standard and applied its provisions prospectively.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (codified into ASC Topic 855, Subsequent Events), which provides guidance on management’s general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The standard is effective for interim or annual financial periods ending after June 15, 2009. The standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP standards that provide different guidance on the accounting treatment for subsequent events or transactions. The initial application of the standard had no impact on the Company. The Company evaluates subsequent events through the date and time of the filing of the applicable periodic report with the SEC.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, a grandfathered standard under ASC. The standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The standard must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The standard must be applied to transfers occurring on or after the effective date. Additionally, the disclosure provisions of the standard should be applied to transfers that occurred both before and after the effective date of the standard. The Company does not anticipate that the adoption of the standard will have an impact on the Company.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 1 - Basis of Presentation (continued)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), a grandfathered standard under ASC, to amend the consolidation guidance that applies to variable interest entities to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The standard requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The Company does not anticipate that the adoption of the standard will have an impact on the Company.

The FASB issues Accounting Standards Updates (“ASU”) to amend the authoritative literature in ASC. There have been fourteen ASU’s to date that amend the original text of ASC. Except for ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), the ASU’s issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

In September 2009, the FASB issued ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), to provide guidance on measuring the fair value of investments in entities that calculate net asset value. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures. The amendment permits, as a practical expedient, a reporting entity to measure the fair value of an investment, which is within the scope of the standard, on the basis of net asset value per share of the investment (or its equivalent). The amendment also requires disclosures by major category of investment about the attributes of investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. The guidance in the standard is effective for interim and annual periods ending after December 15, 2009, with early adoption permitted. The Company intends to adopt the standard effective October 1, 2009. The Company has not yet determined the impact of adoption on the Company.

Note 2 - Acquisition of Businesses

On February 13, 2009, Unitrin’s subsidiary, Trinity Universal Insurance Company (“Trinity”) completed its acquisition of Direct Response in a cash transaction for a total purchase price of $201.6 million. The results of Direct Response are included in the Company’s financial statements from the date of acquisition and are reported in the Company’s Unitrin Direct segment. The allocation of the purchase price to the fair values of the assets acquired and liabilities assumed is presented below:

(Dollars in Millions)
Investments	$211.3
Cash	11.6
Other Receivables	40.4
Value of Insurance In force (Reported in Deferred Policy Acquisition Costs)	26.2
Value of Licenses Acquired	20.1
Goodwill	1.5
Current and Deferred Income Taxes	53.6
Other Assets	2.5
Property and Casualty Insurance Reserves	(109.6)
Unearned Premiums	(48.8)
Accrued Expenses and Other Liabilities	(7.2)

Total Purchase Price	$201.6

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2 - Acquisition of Businesses (continued)

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

Note 3 - Discontinued Operations

On June 3, 2008, the Company completed the sale of its Unitrin Business Insurance operations to AmTrust Financial Services, Inc. The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to June 1, 2008, the effective date of the sale. In accordance with GAAP, changes in the Company’s estimate of such retained liabilities after the sale are reported as a separate component of the results of discontinued operations.

Summary financial information included in Income (Loss) from Discontinued Operations before Income Taxes for the nine and three months ended September 30, 2009 and 2008 is presented below:

	Nine Months Ended		Three Months Ended
(Dollars in Millions, Except Per Share Amounts)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Total Earned Premiums	$—	$70.8	$—	$—
Net Investment Income	—	6.6	—	—

Total Revenues	$—	$77.4	$—	$—

Income (Loss) from Discontinued Operations before Income Taxes:
Results of Operations	$—	$(19.9)	$—	$—
Gain on Disposition	—	8.1	—	—
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	3.7	6.7	1.6	6.7

Income (Loss) from Discontinued Operations before Income Taxes	$3.7	$(5.1)	$1.6	$6.7

Basic Income (Loss) Per Share from Discontinued Operations:
Restricted Common Stock	$0.04	$(0.11)	$0.02	$0.07

Unrestricted Common Stock	$0.04	$(0.11)	$0.02	$0.07

Diluted Income (Loss) Per Share from Discontinued Operations:
Restricted Common Stock	$0.04	$(0.11)	$0.02	$0.07

Unrestricted Common Stock	$0.04	$(0.11)	$0.02	$0.07

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4 - Investments

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2009 were:

(Dollars in Millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$750.8	$36.3	$(1.1)	$786.0
States, Municipalities and Political Subdivisions	1,501.5	94.1	(1.6)	1,594.0
Corporate Securities:
Bonds and Notes	1,903.6	140.1	(36.2)	2,007.5
Redeemable Preferred Stocks	153.5	1.9	(4.7)	150.7
Mortgage and Asset Backed	14.6	0.6	(1.4)	13.8

Investments in Fixed Maturities	$4,324.0	$273.0	$(45.0)	$4,552.0

Included in the fair value of Mortgage and Asset Backed investments at September 30, 2009 are $1.7 million of non-governmental residential mortgage-backed securities, $3.5 million of commercial mortgage-backed securities, $6.0 million of collateralized debt obligations and $2.6 million of other asset-backed securities.

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2008 were:

(Dollars in Millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$934.6	$44.9	$(0.4)	$979.1
States, Municipalities and Political Subdivisions	1,295.6	34.2	(21.3)	1,308.5
Corporate Securities:
Bonds and Notes	1,750.2	46.9	(128.2)	1,668.9
Redeemable Preferred Stocks	179.2	0.3	(13.7)	165.8
Mortgage and Asset Backed	14.8	0.1	(1.3)	13.6

Investments in Fixed Maturities	$4,174.4	$126.4	$(164.9)	$4,135.9

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2009, by contractual maturity, were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$117.7	$119.1
Due after One Year to Five Years	607.6	624.3
Due after Five Years to Fifteen Years	1,765.5	1,870.4
Due after Fifteen Years	1,464.6	1,553.2
Asset-backed Securities Not Due at a Single Maturity Date	368.6	385.0

Investments in Fixed Maturities	$4,324.0	$4,552.0

The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at September 30, 2009 consisted of securities issued by the Government National Mortgage Association (“Ginnie Mae”) with a fair value of $319.8 million, securities issued by the Federal National Mortgage Association (“Fannie Mae”) with a fair value of $48.8 million, securities issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) with a fair value of $2.6 million and securities of other issuers with a fair value of $13.8 million.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4 - Investments (continued)

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at September 30, 2009 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
Preferred Stocks	$118.4	$3.6	$(6.5)	$115.5
Common Stocks	32.8	12.0	(1.3)	43.5
Other Equity Interests	36.7	6.1	(5.1)	37.7

Investments in Equity Securities	$187.9	$21.7	$(12.9)	$196.7

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2008 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
Preferred Stocks	$150.1	$2.1	$(32.3)	$119.9
Common Stocks	54.4	4.3	(0.9)	57.8
Other Equity Interests	50.9	0.4	(7.2)	44.1

Investments in Equity Securities	$255.4	$6.8	$(40.4)	$221.8

An aging, based on the length of time securities have been in an unrealized loss position, of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at September 30, 2009 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$17.6	$(0.2)	$57.2	$(0.9)	$74.8	$(1.1)
States, Municipalities and Political Subdivisions	14.1	(0.2)	27.9	(1.4)	42.0	(1.6)
Corporate Securities:
Bonds and Notes	98.7	(8.1)	293.4	(28.1)	392.1	(36.2)
Redeemable Preferred Stocks	11.8	(0.6)	87.9	(4.1)	99.7	(4.7)
Mortgage and Asset Backed	0.6	(0.1)	6.3	(1.3)	6.9	(1.4)

Total Fixed Maturities	142.8	(9.2)	472.7	(35.8)	615.5	(45.0)

Equity Securities:
Preferred Stocks	8.9	(0.6)	70.2	(5.9)	79.1	(6.5)
Common Stocks	3.6	(0.4)	2.2	(0.9)	5.8	(1.3)
Other Equity Interests	1.7	(0.5)	2.8	(4.6)	4.5	(5.1)

Total Equity Securities	14.2	(1.5)	75.2	(11.4)	89.4	(12.9)

Total	$157.0	$(10.7)	$547.9	$(47.2)	$704.9	$(57.9)

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Unrealized losses on fixed maturities, which the Company has determined to be temporary at September 30, 2009, were $45.0 million, of which $35.8 million related to fixed maturities that have continued in an unrealized loss position for 12 months or longer. Included in the second preceding table under the headings “Less than 12 Months” and “12 Months or Longer” are unrealized losses of $0.5 million and $0.5 million, respectively, related to securities for which the Company has recognized credit losses in earnings. The vast majority of the remaining fixed maturities presented in the second preceding table are concentrated in states, municipalities and political subdivisions and investment-grade corporate bonds and notes which the Company does not expect the issuers to settle at a price less than the amortized cost basis of the security. At September 30, 2009 the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be maturity. Accordingly, these investments are not considered to be other-than-temporarily impaired at September 30, 2009.

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

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. The portion of the declines in the fair values of investments that are determined to be other-than-temporary are reported as losses in the Condensed Consolidated Statement of Operations in the period when such determination is made. Based on the Company’s evaluations at September 30, 2009 and December 31, 2008 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities shown in the preceding two tables, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments at September 30, 2009, or its ability and intent to hold to recovery at December 31, 2008, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding two tables were temporary at the respective evaluation dates.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The vast majority of the Company’s equity securities at September 30, 2009 and December 31, 2008 presented in the preceding two tables are perpetual preferred stocks of financial institutions or investments in limited liability partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company considers the debt-like characteristics of perpetual preferred stocks along with issuer ratings when evaluating impairment. All such preferred stocks paid dividends at the stated dividend rate during the three month period preceding the evaluation date. The Company concluded that the declines in the fair values of the perpetual preferred stocks of these financial institutions presented in the preceding two tables were temporary in nature, largely driven by current market conditions, and since the Company intends to hold the securities until recovery, the impairments should not be recognized in the Condensed Consolidated Statement of Operations. By the nature of their underlying investments, the Company believes that its investments in these limited liability partnerships exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for impairment. Based on evaluations at September 30, 2009 and December 31, 2008 of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities presented in the preceding two tables were temporary at the respective evaluation dates.

The carrying value, fair value and approximate voting percentage for the Company’s investment in the common stock of Intermec, Inc. (“Intermec”), which is accounted for under the equity method of accounting and reported as Investment in Investee in the Company’s Condensed Consolidated Balance Sheets, at September 30, 2009 and December 31, 2008 were:

(Dollars in Millions)	Sept. 30, 2009	Dec. 31, 2008
Carrying Value	$97.4	$102.2
Fair Value	$178.5	$168.1
Approximate Voting Percentage	20.4%	20.5%

The carrying values of the Company’s Other Investments at September 30, 2009 and December 31, 2008 were:

(Dollars in Millions)	Sept. 30, 2009	Dec. 31, 2008
Loans to Policyholders	$219.1	$209.9
Real Estate	256.2	257.7
Limited Liability Investment Companies and Limited Partnerships	275.3	242.3
Other	5.3	5.0

Total	$755.9	$714.9

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5 - Automobile Loan Receivables

Automobile Loan Receivables consists primarily of sub-prime loans, which are secured by automobiles, to residents of California and other Western and Midwestern states. Automobile Loan Receivables is stated net of unearned discount, loan fees and reserve for loan losses.

The components of Automobile Loan Receivables at September 30, 2009 and December 31, 2008 were:

(Dollars in Millions)	Sept. 30, 2009	Dec. 31, 2008
Sales Contracts and Loans Receivable	$874.4	$1,213.1
Unearned Discounts and Deferred Fees	(7.2)	(14.4)

Net Automobile Loan Receivables Outstanding	867.2	1,198.7
Reserve for Loan Losses	(98.5)	(120.1)

Automobile Loan Receivables	$768.7	$1,078.6

The status of loan balances included in Net Automobile Loan Receivables Outstanding at September 30, 2009 and December 31, 2008 is presented below:

	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding
(Dollars in Millions)	September 30, 2009		December 31, 2008
Current Loan Balances	$549.6	63.4%	$738.3	61.6%
Delinquent Loan Balances:
Less than 30 Days Delinquent	230.8	26.6%	312.6	26.1%
30 Days to 59 Days Delinquent	63.6	7.3%	103.0	8.6%
60 Days to 89 Days Delinquent	17.5	2.0%	32.8	2.7%
Delinquent 90 Days and Greater	5.7	0.7%	12.0	1.0%

Net Automobile Loan Receivables Outstanding	867.2	100.0%	1,198.7	100.0%

Reserve for Loan Losses	(98.5)		(120.1)

Automobile Loan Receivables	$768.7		$1,078.6

Activity in the Reserve for Loan Losses for the nine and three months ended September 30, 2009 and 2008 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Reserve for Loan Losses - Beginning of Period	$120.1	$148.4	$108.3	$152.2
Provision for Loan Losses	50.1	99.4	14.4	26.2
Net Charge-off:
Automobile Loan Receivables Charged-off	(99.1)	(139.5)	(32.2)	(48.7)
Automobile Loan Receivables Recovered	27.4	31.2	8.0	9.8

Net Charge-off	(71.7)	(108.3)	(24.2)	(38.9)

Reserve for Loan Losses - End of Period	$98.5	$139.5	$98.5	$139.5

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6 - Goodwill

Goodwill at September 30, 2009 and December 31, 2008 by business segment was:

(Dollars in Millions)	Sept. 30, 2009	Dec. 31, 2008
Kemper Segment	$49.6	$49.6
Unitrin Specialty Segment	42.8	42.8
Life and Health Insurance Segment	239.4	242.2

Total Goodwill	$331.8	$334.6

The Company tests goodwill for recoverability on an annual basis in the first quarter and, if circumstances or events indicate that the fair value of a reporting unit may have declined below its carrying value, such tests are performed at intervening interim periods. The quoted value of Unitrin’s common stock was significantly below the book value per share of the Company at September 30, 2009. Accordingly, the Company tested goodwill for each of the reporting units included in the above table for recoverability at September 30, 2009. No goodwill was associated with and, accordingly, no testing was required for the Unitrin Direct and Fireside Bank segments at September 30, 2009. The Company used discounted projections of future cash flows to estimate fair value of all reporting units included in the table. For each reporting unit tested, the estimated fair value exceeded the carrying value of the reporting unit, and the Company concluded that the reported goodwill was recoverable at September 30, 2009.

Goodwill for the Life and Health Insurance segment at September 30, 2009 includes goodwill of $14.8 million related to the Company’s Reserve National Insurance Company (“Reserve National”) reporting unit. Reserve National specializes in limited benefit medical and Medicare supplement products. Accordingly, its ability to conduct its operations in the same manner as they are currently conducted could be impacted by various national healthcare proposals currently being discussed by the United States Congress. The Company cannot presently predict what effect, if any, such proposals might have on Reserve National’s operations and the recoverability of its goodwill if any such proposals were to become law. Reserve National reported earned premiums of $94.9 million and $96.2 million for the nine months ended September 30, 2009 and 2008, respectively. Reserve National reported net income of $2.3 million and $4.5 million for the nine months ended September 30, 2009 and 2008, respectively.

Goodwill for the Life and Health Insurance segment decreased in 2009 by $2.8 million due to the finalization of the allocation of the purchase price of the Primesco acquisition. See Note 2, “Acquisition of Businesses,” to the Condensed Consolidated Financial Statements for additional information pertaining to the acquisition of Primesco.

The Company tested the amount of goodwill arising from its February 13, 2009 acquisition of Direct Response, included in the Unitrin Direct segment, at June 30, 2009 and determined that the goodwill was not recoverable. Accordingly, the Company recognized a charge of $1.5 million before tax and $1.0 million after tax in the second quarter of 2009 to write off the goodwill related to the acquisition. See Note 2, “Acquisition of Businesses,” to the Condensed Consolidated Financial Statements for additional information pertaining to the acquisition of Direct Response. After the write-off, no other goodwill was associated with the Unitrin Direct segment.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7 - Property and Casualty Insurance Reserves

Property and Casualty Insurance Reserve activity for the nine months ended September 30, 2009 and 2008 was:

	Nine Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008
Property and Casualty Insurance Reserves -
Gross of Reinsurance at Beginning of Year	$1,268.7	$1,322.9
Less Reinsurance Recoverables at Beginning of Year	84.6	84.8

Property and Casualty Insurance Reserves -
Net of Reinsurance at Beginning of Year	1,184.1	1,238.1
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	94.7	0.3

Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	1,107.0	1,118.2
Discontinued Operations	—	59.0

Total Incurred Losses and LAE related to Current Year	1,107.0	1,177.2

Prior Years:
Continuing Operations	(57.9)	(38.6)
Discontinued Operations	(2.6)	(3.8)

Total Incurred Losses and LAE related to Prior Years	(60.5)	(42.4)

Total Incurred Losses and LAE	1,046.5	1,134.8

Paid Losses and LAE Related to:
Current Year:
Continuing Operations	689.4	652.1
Discontinued Operations	—	26.5

Total Paid Losses and LAE related to Current Year	689.4	678.6

Prior Years:
Continuing Operations	407.5	372.3
Discontinued Operations	37.9	60.1

Total Paid Losses and LAE related to Prior Years	445.4	432.4

Total Paid Losses and LAE	1,134.8	1,111.0

Property and Casualty Insurance Reserves -
Net of Reinsurance at End of Period	1,190.5	1,262.2
Plus Reinsurance Recoverable at End of Period	79.4	96.3

Property and Casualty Insurance Reserves -
Gross of Reinsurance at End of Period	$1,269.9	$1,358.5

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the nine months ended September 30, 2009, the Company reduced its property and casualty insurance reserves by $60.5 million to recognize favorable development of losses and loss adjustment expenses (“LAE”) from prior accident years. For the nine months ended September 30, 2009, personal lines insurance losses and LAE reserves developed favorably by $53.7 million and commercial lines insurance losses and LAE reserves developed favorably by $6.8 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2007, 2006 and 2005 accident years due to improvements in the Company’s claims handling procedures. For the nine months ended September 30, 2008, the Company reduced its property and casualty insurance reserves by $42.4 million to recognize favorable development of losses and LAE from prior accident years. For the nine months ended September 30, 2008, personal lines insurance losses and LAE developed favorably by $36.0 million and commercial lines insurance losses and LAE developed favorably by $6.4 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2006 and 2005 accident years, partially due to the improvements in the Company’s claims handling procedures.

The Company cannot predict whether losses and LAE will or will not develop favorably or unfavorably from the amounts reported in the Company’s condensed consolidated balance sheets. However, the Company believes that such development will not have a material effect on the Company’s consolidated financial position, but could have a material effect on the Company’s consolidated financial results for a given period.

Note 8 - Notes Payable

Total debt outstanding at September 30, 2009 and December 31, 2008 was:

(Dollars in Millions)	Sept. 30, 2009	Dec. 31, 2008
Senior Notes at Amortized Cost:
6.00% Senior Notes due May 15, 2017	$355.7	$355.5
4.875% Senior Notes due November 1, 2010	199.6	199.4
Mortgage Note Payable at Amortized Cost	5.9	5.9

Total Debt Outstanding	$561.2	$560.8

At September 30, 2009, the Company had a five-year, $325 million, unsecured, revolving credit agreement, expiring June 30, 2010 (the “2010 Credit Agreement”), with a group of financial institutions. The Company had no outstanding advances under the 2010 Credit Agreement at both September 30, 2009 and December 31, 2008. Undrawn letters of credit issued pursuant to the 2010 Credit Agreement were $13.1 million at both September 30, 2009 and December 31, 2008. Accordingly, the amount available for future borrowing was $311.9 million at both September 30, 2009 and December 31, 2008, respectively.

On October 30, 2009, the Company entered into a new three-year, $245 million, unsecured, revolving credit agreement, expiring October 30, 2012 (the “2012 Credit Agreement”), with a group of financial institutions and terminated the 2010 Credit Agreement. The 2012 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2012 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Unitrin’s largest insurance subsidiaries, United Insurance Company of America (“United”) and Trinity. Proceeds from advances under the 2012 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8 - Notes Payable (continued)

Interest Expense, including facility fees and accretion of discount, for the nine and three months ended September 30, 2009 and 2008 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Notes Payable under 2010 Credit Agreement	$0.8	$1.4	$0.1	$0.5
6.00% Senior Notes due May 15, 2017	16.5	16.5	5.5	5.5
4.875% Senior Notes due November 1, 2010	7.5	7.5	2.5	2.5
Mortgage Note Payable	0.3	0.3	0.1	0.1

Interest Expense before Capitalization of Interest	25.1	25.7	8.2	8.6
Capitalization of Interest	(0.2)	(0.9)	—	(0.4)

Total Interest Expense	$24.9	$24.8	$8.2	$8.2

Interest Paid, including facility fees, for the nine and three months ended September 30, 2009 and 2008 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Notes Payable under 2010 Credit Agreement	$0.7	$1.4	$0.1	$0.7
6.00% Senior Notes due May 15, 2017	10.8	10.8	—	—
4.875% Senior Notes due November 1, 2010	4.9	4.9	—	—
Mortgage Note Payable	0.3	0.3	0.1	0.1

Total Interest Paid	$16.7	$17.4	$0.2	$0.8

Note 9 - Income from Investments

Net Investment Income for the nine and three months ended September 30, 2009 and 2008 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Investment Income (Loss):
Interest and Dividends on Fixed Maturities	$181.7	$175.6	$60.5	$58.3
Dividends on Equity Securities	9.8	24.7	3.3	7.7
Short-term Investments	0.9	11.1	0.2	2.8
Loans to Policyholders	11.5	10.8	4.0	3.7
Real Estate	21.5	22.7	6.9	7.2
Other	0.3	—	—	—
Limited Liability Investment Companies and Partnerships	29.3	(28.6)	24.8	(9.9)

Total Investment Income	255.0	216.3	99.7	69.8
Investment Expenses:
Real Estate	20.0	17.7	6.2	5.9
Other Investment Expenses	0.3	1.0	0.2	0.2

Total Investment Expenses	20.3	18.7	6.4	6.1

Net Investment Income Including Discontinued Operations	234.7	197.6	93.3	63.7
Net Investment Income Reported in Discontinued Operations	—	(6.6)	—	—

Net Investment Income	$234.7	$191.0	$93.3	$63.7

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9 - Income from Investments (continued)

The components of Net Realized Gains on Sales of Investments for the nine and three months ended September 30, 2009 and 2008 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Fixed Maturities:
Gains on Dispositions	$7.3	$4.6	$3.9	$0.1
Losses on Dispositions	(0.3)	(5.2)	(0.2)	(4.0)
Equity Securities:
Gains on Dispositions	9.8	76.3	8.3	36.9
Losses on Dispositions	—	(10.4)	—	(4.8)
Real Estate:
Gains on Dispositions	—	1.5	—	—
Other Investments:
Losses on Dispositions	(0.1)	(0.1)	(0.1)	—
Trading Securities Net Gains (Losses)	0.9	(1.2)	0.5	(0.7)

Net Realized Gains on Sales of Investments	$17.6	$65.5	$12.4	$27.5

The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statement of Operations for the nine and three months ended September 30, 2009 and 2008 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Fixed Maturities	$(41.2)	$(23.2)	$(14.5)	$(21.5)
Equity Securities	(8.0)	(75.7)	—	(50.6)

Net Impairment Losses Recognized in Earnings	$(49.2)	$(98.9)	$(14.5)	$(72.1)

See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements for a discussion of a change in accounting principle adopted in the second quarter of 2009 which impacts the determination of the amount of OTTI losses on Investments in Fixed Maturities that are recognized in earnings on and subsequent to April 1, 2009.

The following table sets forth the pre-tax amount of OTTI credit losses, recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of the dates indicated, for which a portion of the OTTI loss has been recognized in Accumulated Other Comprehensive Income, and the corresponding changes in such amounts.

(Dollars in Millions)	April 1, 2009 to Sept. 30, 2009	July 1, 2009 to Sept. 30, 2009
Beginning Balance	$39.8	$40.1
Additions for Previously Unrecognized OTTI Credit Losses	1.9	0.2
Increases to Previously Recognized OTTI Credit Losses	0.4	0.3
Reductions to Previously Recognized OTTI Credit Losses	(0.4)	(0.4)
Reductions due to Intent to Sell Investments	(35.6)	(35.6)
Reduction for Investments Sold During the Period	(2.8)	(1.3)

Ending Balance	$3.3	$3.3

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10 - Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the nine and three months ended September 30, 2009 and 2008 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Service Cost Benefits Earned	$7.4	$9.4	$2.4	$3.2
Interest Cost on Projected Benefit Obligation	16.0	15.5	5.3	5.1
Expected Return on Plan Assets	(18.2)	(18.9)	(6.1)	(6.3)
Net Amortization and Deferral	(0.1)	—	—	—

Total Pension Expense	$5.1	$6.0	$1.6	$2.0

The components of Postretirement Benefits Other than Pensions Expense for the nine and three months ended September 30, 2009 and 2008 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Service Cost on Benefits Earned	$0.1	$0.1	$—	$—
Interest Cost on Projected Benefit Obligation	1.5	1.5	0.5	0.5
Net Amortization and Deferral	(1.3)	(1.6)	(0.4)	(0.5)

Total Postretirement Benefits Other than Pensions Expense	$0.3	$—	$0.1	$—

Note 11 - Long-term Equity Compensation Plans

As of September 30, 2009, the Company has three stock option plans, all of which have been approved by Unitrin’s shareholders. Stock options to purchase Unitrin’s common stock are granted at prices equal to the fair value of Unitrin’s common stock on the date of grant. Employee options generally vest over a period of three and one-half years and expire ten years from the date of grant. Beginning in 2003, options granted to employees were coupled with tandem stock appreciation rights (“SAR”), settled in Unitrin common stock. Options granted to directors are exercisable one year from the date of grant and expire ten years from the date of grant. At September 30, 2009, options to purchase 4,629,460 shares of Unitrin’s common stock were outstanding. Original options to purchase shares of Unitrin common stock were available for future grant under only two of the plans, the 1995 Non-employee Director Stock Option Plan and the 2002 Stock Option Plan, at September 30, 2009. Options to purchase 1,696,308 shares of Unitrin’s common stock were available for future grants under such stock option plans at September 30, 2009.

Prior to February 3, 2009, all of the Company’s stock option plans included provisions, subject to certain limitations, to automatically grant restorative, or reload stock options (“Restorative Options”), to replace shares of previously owned Unitrin common stock that an exercising option holder surrenders, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise. Restorative Options are subject to the same terms and conditions as the original options, including the expiration date, except that the exercise price is equal to the fair value of Unitrin common stock on the date of grant and cannot be exercised until six months after the date of grant. The grant of a Restorative Option does not result in an increase in the total number of shares and options held by an employee, but changes the mix of the two. Beginning February 3, 2009, the 1995 Non-employee Director Stock Option Plan and the 2002 Stock Option Plan were amended to eliminate the restorative feature in the plans prospectively. Accordingly, Restorative Options will no longer be included in original option awards made on or after February 3, 2009. At September 30, 2009, Restorative Options may still be granted under all the plans in connection with the exercise of original options granted before February 3, 2009, subject to the limitations on certain equity awards as described below.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition to the stock option plans, the Company has a restricted stock plan, which has been approved by Unitrin’s shareholders. Under this plan, restricted stock and restricted stock units may be granted to all eligible employees. Recipients of restricted stock are entitled to full dividend and voting rights on the same basis as all other outstanding shares of Unitrin common stock and all awards are subject to forfeiture until certain restrictions have lapsed. As of September 30, 2009, 474,200 shares of restricted stock having a weighted-average grant-date fair value of $36.02 per share have been awarded, of which 112,858 shares were forfeited and 49,018 were tendered to satisfy tax withholding obligations. As of September 30, 2009, there were 687,676 common shares available for future grants.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11 - Long-term Equity Compensation Plans (continued)

The assumptions used in the Black-Scholes pricing model for options granted during the nine months ended September 30, 2009 and 2008 were as follows:

Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008
Range of Valuation Assumptions
Expected Volatility	33.08% - 40.30%	22.36% - 24.52%
Risk Free Interest Rate	1.63% - 2.76%	2.18% - 3.39%
Expected Dividend Yield	4.59% - 5.07%	3.86% - 5.49%

Weighted-Average Expected Life
Employee Grants	4 - 7.5 years	2.5 - 7.5 years
Director Grants	7 years	4 - 6.5 years

Option and SAR activity for the nine months ended September 30, 2009 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	5,125,249	$46.17
Granted	304,125	13.78
Exercised	—	—
Forfeited or Expired	(799,914)	45.44

Outstanding at September 30, 2009	4,629,460	$44.17	4.68	$1.6

Vested and Expected to Vest	4,606,363	$44.22	4.67	$—

Exercisable at September 30, 2009	4,119,334	$46.03	4.20	$0.4

The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2009 and 2008 were $3.07 per option and $4.81 per option, respectively. No options were exercised during the nine months ended September 30, 2009. Total intrinsic value of stock options exercised was $0.4 million for the nine months ended September 30, 2008. Cash received from option exercises was $1.6 million for the nine months ended September 30, 2008. Total tax benefits realized for tax deductions from option exercises were $0.2 million for the nine months ended September 30, 2008.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11 - Long-term Equity Compensation Plans (continued)

The grant-date fair values of time-based restricted stock awards are determined using the closing price of Unitrin common stock on the date of grant. The grant date fair value of the performance-based restricted stock awards was determined using the Monte Carlo simulation method. The Monte Carlo simulation model produces a risk-neutral simulation of the daily returns on the common stock of Unitrin and each of the other companies included in the Peer Group. Returns generated by the simulation depend on the risk-free interest rate used and the volatilities of, and the correlation between, these stocks. The model simulates stock prices and dividend payouts to the end of the three-year performance period. Total shareholder returns are generated for each of these stocks based on the simulated prices and dividend payouts. The total shareholder returns are then ranked, and Unitrin’s simulated ranking is converted to a payout percentage based on the terms of the performance-based restricted stock awards. The payout percentage is applied to the simulated stock price at the end of the performance period, reinvested dividends are added back, and the total is discounted to the valuation date at the risk-free rate. This process is repeated approximately ten thousand times, and the grant date fair value is equal to the average of the results from these trials. Activity related to nonvested restricted stock for the nine months ended September 30, 2009 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	196,307	$42.66
Granted	128,800	13.82
Vested	(52,021)	36.37
Forfeited	(70,220)	37.59

Nonvested Balance at September 30, 2009	202,866	$27.72

The total fair value of restricted stock that vested during the nine months ended September 30, 2009 was $0.8 million and the tax benefits for tax deductions realized from the vesting of restricted stock was $0.3 million. The total fair value of restricted stock that vested during the nine months ended September 30, 2008 was $1.2 million and the tax benefits for tax deductions realized from the vesting of restricted stock was $0.4 million.

For equity compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Share-based compensation expense for all of the Company’s long-term equity-based compensation plans was $2.5 million and $6.4 million for the nine months ended September 30, 2009 and 2008, respectively. Total unamortized compensation expense related to nonvested awards of such plans at September 30, 2009 was $3.2 million, which is expected to be recognized over a weighted-average period of 1.4 years.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12 - Restructuring Expenses (continued)

Activity related to restructuring costs for the nine months ended September 30, 2009 are presented below.

(Dollars in Millions)	Fireside Bank	Unitrin Direct	All Other Segments	Total
Liability at Beginning of Year:
Employee Termination Costs	$0.1	$0.1	$—	$0.2
Early Lease Termination Costs	1.0	0.3	—	1.3
Other Associated Costs	—	—	—	—

Liability at Beginning of Year	1.1	0.4	—	1.5

Expenses Incurred:
Employee Termination Costs	7.1	5.7	1.7	14.5
Early Lease Termination Costs	1.1	1.4	—	2.5
Other Associated Costs	2.1	—	0.2	2.3

Total Expenses Incurred	10.3	7.1	1.9	19.3

Payments of:
Employee Termination Costs	4.9	3.0	1.3	9.2
Early Lease Termination Costs	1.9	0.8	—	2.7
Other Associated Costs	1.9	—	0.2	2.1

Total Payments	8.7	3.8	1.5	14.0

Liability at September 30, 2009:
Employee Termination Costs	2.3	2.8	0.4	5.5
Early Lease Termination Costs	0.2	0.9	—	1.1
Other Associated Costs	0.2	—	—	0.2

Liability at September 30, 2009	$2.7	$3.7	$0.4	$6.8

In addition to the amounts presented above, Fireside Bank expects to incur early lease termination costs ranging from $3.7 million to $8.2 million before tax and employee termination costs ranging from $4.9 million to $9.6 million before tax during the next several years in connection with the exit plan.

In addition to the amounts presented above, Unitrin Direct expects to incur early lease termination costs of $0.1 million before tax during the fourth quarter of 2009 in connection with its plan to combine back-office operations.

Note 13 - Income Taxes

The current and deferred income tax assets at September 30, 2009 and December 31, 2008 were:

(Dollars in Millions)	Sept. 30, 2009	Dec. 31, 2008
Current Income Tax Assets	$0.3	$0.2
Deferred Income Tax Assets	130.8	204.8
Valuation Allowance for State Income Taxes	(9.9)	(3.6)

Current and Deferred Income Tax Assets	$121.2	$201.4

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13 - Income Taxes (continued)

The components of Liabilities for Income Taxes at September 30, 2009 and December 31, 2008 were:

(Dollars in Millions)	Sept. 30, 2009	Dec. 31, 2008
Current Income Taxes	$4.5	$51.2
Unrecognized Tax Benefits	12.0	17.0

Liabilities for Income Taxes	$16.5	$68.2

Deferred Income Tax Assets include federal net operating loss carryforwards of $66.4 million and $12.7 million at September 30, 2009 and December 31, 2008, respectively. The federal net operating loss at September 30, 2009 included a federal net operating loss acquired in connection with the acquisition of Direct Response. The federal net operating loss carryforwards are scheduled to expire in years 2010 through 2026. The Company expects to fully utilize these federal net operating loss carryforwards before they expire. Deferred Income Tax Assets include state net operating loss carryforwards of $4.2 million and $2.6 million at September 30, 2009 and December 31, 2008, respectively. The state net operating loss carryforwards, the majority of which are scheduled to expire in 2030, relate to Fireside Bank. Deferred tax asset valuation allowances of $9.9 million and $3.6 million were required at September 30, 2009 and December 31, 2008, respectively, related to state income taxes for Fireside Bank.

The statute of limitations related to Unitrin and its eligible subsidiaries’ consolidated Federal income tax returns, Primesco’s consolidated Federal income tax returns and Direct Response’s consolidated Federal income tax returns is closed for all tax years up to and including 2005. The expiration of the statutes of limitations related to the various state income tax returns that Unitrin and its subsidiaries file varies by state. Unitrin’s consolidated Federal income tax returns and Primesco’s consolidated Federal income tax returns are not currently under examination. During the third quarter of 2009, the Internal Revenue Service began an audit of Direct Response’s 2007 consolidated Federal income tax return. The Company does not expect any material modifications to the return as filed to result from the audit. During the first quarter of 2009, the California Franchise Tax Board completed its audit of Fireside Bank’s 2004, 2005 and 2006 California tax returns and accepted the returns as filed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in Millions)	Liability for Unrecognized Tax Benefits
Balance at December 31, 2008	$17.0
Reductions for Tax Positions of Current Period	(1.3)
Additions for Tax Positions of Prior Years	25.5
Reduction for Expiration of 2005 Federal Statute of Limitations	(29.2)

Balance at September 30, 2009	$12.0

Included in the balance of unrecognized tax benefits at September 30, 2009 and December 31, 2008 are tax positions of $7.7 million and $10.6 million, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13 - Income Taxes (continued)

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $4.0 million and $6.0 million at September 30, 2009 and December 31, 2008, respectively. Tax expense for the nine months ended September 30, 2009 includes an interest benefit related to unrecognized tax benefits of $2.0 million, which is comprised of an interest benefit of $2.9 million resulting from the expiration of the 2005 Federal statute of limitations and $0.9 million of interest expense related to tax positions of prior years. Tax expense for the nine months ended September 30, 2008 includes an interest benefit of $1.2 million, which is comprised of an interest benefit of $2.5 million resulting from the expiration of the 2004 Federal statute of limitations and $1.3 million of interest expense related to tax positions of prior years.

Income taxes paid were $68.6 million and $67.3 million for the nine months ended September 30, 2009 and 2008, respectively.

Note 14 - Income (Loss) Per Share from Continuing Operations

The Company’s awards of restricted common stock contain a right to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income Per Share from Continuing Operations and Diluted Income Per Share from Continuing Operations for the nine months ended September 30, 2009 is as follows:

	Nine Months Ended Sept. 30, 2009
(Dollars in Millions)	Restricted Common Stock	Unrestricted Common Stock	Total
Income from Continuing Operations	$0.3	$95.8	$96.1
Dilutive Effect on Income of:
Investee’s Equivalent Shares	—	—	—
Unitrin Share-based Compensation Equivalent Shares	—	—	—

Diluted Income from Continuing Operations	$0.3	$95.8	$96.1

(Shares in Thousands)
Weighted-Average Common Shares Outstanding	269.2	62,125.5
Unitrin Share-based Compensation Equivalent Shares	—	10.3

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	269.2	62,135.8

(Per Share in Whole Dollars)
Basic Income Per Share from Continuing Operations	$1.10	$1.54

Diluted Income Per Share from Continuing Operations	$1.10	$1.54

Options outstanding to purchase 4.8 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the nine months ended September 30, 2009 because the exercise price exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 14 - Income (Loss) Per Share from Continuing Operations (continued)

A reconciliation of the numerator and denominator used in the calculation of Basic Income Per Share from Continuing Operations and Diluted Income Per Share from Continuing Operations for the three months ended September 30, 2009 is as follows:

	Three Months Ended Sept. 30, 2009
(Dollars in Millions)	Restricted Common Stock	Unrestricted Common Stock	Total
Income from Continuing Operations	$0.1	$60.9	$61.0
Dilutive Effect on Income of:
Investee’s Equivalent Shares	—	—	—
Unitrin Share-based Compensation Equivalent Shares	—	—	—

Diluted Income from Continuing Operations	$0.1	$60.9	$61.0

(Shares in Thousands)
Weighted-Average Common Shares Outstanding	236.1	62,140.0
Unitrin Share-based Compensation Equivalent Shares	—	30.8

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	236.1	62,170.8

(Per Share in Whole Dollars)
Basic Income Per Share from Continuing Operations	$0.43	$0.98

Diluted Income Per Share from Continuing Operations	$0.43	$0.98

Options outstanding to purchase 4.4 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended September 30, 2009 because the exercise price exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 14 - Income (Loss) Per Share from Continuing Operations (continued)

A reconciliation of the numerator and denominator used in the calculation of Basic Loss Per Share from Continuing Operations and Diluted Loss Per Share from Continuing Operations for the nine months ended September 30, 2008 is as follows:

	Nine Months Ended Sept. 30, 2008
(Dollars in Millions)	Restricted Common Stock	Unrestricted Common Stock	Total
Loss from Continuing Operations	$(0.1)	$(11.8)	$(11.9)
Dilutive Effect on Income of:
Investee’s Equivalent Shares	—	—	—
Unitrin Share-based Compensation Equivalent Shares	—	—	—

Diluted Loss from Continuing Operations	$(0.1)	$(11.8)	$(11.9)

(Shares in Thousands)
Weighted-Average Common Shares Outstanding	234.2	62,867.9
Unitrin Share-based Compensation Equivalent Shares	—	—

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	234.2	62,867.9

(Per Share in Whole Dollars)
Basic Loss Per Share from Continuing Operations	$(0.41)	$(0.19)

Diluted Loss Per Share from Continuing Operations	$(0.41)	$(0.19)

At September 30, 2008, options outstanding to purchase 5.1 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the nine months ended September 30, 2008 because the effect of inclusion would be anti-dilutive.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 14 - Income (Loss) Per Share from Continuing Operations (continued)

A reconciliation of the numerator and denominator used in the calculation of Basic Loss Per Share from Continuing Operations and Diluted Income Per Share from Continuing Operations for the three months ended September 30, 2008 is as follows:

	Three Months Ended Sept. 30, 2008
(Dollars in Millions)	Restricted Common Stock	Unrestricted Common Stock	Total
Loss from Continuing Operations	$(0.3)	$(49.3)	$(49.6)
Dilutive Effect on Income of:
Investee’s Equivalent Shares	—	—	—
Unitrin Share-based Compensation Equivalent Shares	—	—	—

Diluted Loss from Continuing Operations	$(0.3)	$(49.3)	$(49.6)

(Shares in Thousands)
Weighted-Average Common Shares Outstanding	223.6	62,447.4
Unitrin Share-based Compensation Equivalent Shares	—	—

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	223.6	62,447.4

(Per Share in Whole Dollars)
Basic Loss Per Share from Continuing Operations	$(1.09)	$(0.79)

Diluted Loss Per Share from Continuing Operations	$(1.09)	$(0.79)

At September 30, 2008, options outstanding to purchase 5.2 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended September 30, 2008 because the effect of inclusion would be anti-dilutive.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 15 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Other Comprehensive Income (Loss) for the nine and three months ended September 30, 2009 and 2008, was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$279.2	$(542.1)	$225.4	$(300.0)
Reclassification Adjustment for Amounts Included in Net Income (Loss)	32.5	32.7	2.5	44.0

Unrealized Holding Gains (Losses)	311.7	(509.4)	227.9	(256.0)

Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	1.8	(0.9)	0.2	(0.9)
Reclassification Adjustment for Amounts Included in Net Income (Loss)	(0.1)	—	—	—

Foreign Currency Translation Adjustments	1.7	(0.9)	0.2	(0.9)

Equity in Other Comprehensive Income (Loss) of Investee	(3.2)	5.4	6.2	0.1
Amortization of Unrecognized Postretirement Benefit Costs	(1.4)	(1.6)	(0.5)	(0.5)

Other Comprehensive Income (Loss) Before Income Taxes	308.8	(506.5)	233.8	(257.3)

Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	(98.7)	190.8	(79.7)	105.5
Reclassification Adjustment for Amounts Included in Net Income (Loss)	(11.4)	(11.5)	(0.9)	(15.4)

Unrealized Holding Gains and Losses	(110.1)	179.3	(80.6)	90.1

Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	(0.6)	0.3	(0.1)	0.3
Reclassification Adjustment for Amounts Included in Net Income (Loss)	—	—	—	—

Foreign Currency Translation Adjustments	(0.6)	0.3	(0.1)	0.3

Equity in Other Comprehensive Income (Loss) of Investee	1.1	(1.9)	(2.2)	—
Amortization of Unrecognized Postretirement Benefit Costs	0.5	0.6	0.2	0.2

Income Tax Benefit (Expense)	(109.1)	178.3	(82.7)	90.6

Other Comprehensive Income (Loss)	$199.7	$(328.2)	$151.1	$(166.7)

Total Comprehensive Income was $298.1 million and $213.2 million for the nine and three months ended September 30, 2009, respectively. Total Comprehensive Loss was $347.2 million and $211.9 million for the nine and three months ended September 30, 2008, respectively.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 15 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

The components of Accumulated Other Comprehensive Income (Loss) at September 30, 2009 and December 31, 2008 were:

(Dollars in Millions)	Sept. 30, 2009	Dec. 31, 2008
Unrealized Gains (Losses) on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$(0.4)	$—
Other Unrealized Gains (Losses) on Investments	153.6	(45.5)
Equity in Accumulated Other Comprehensive Loss of Investee, Net of Income Taxes	(2.6)	(0.5)
Foreign Currency Translation Adjustments, Net of Income Taxes	(0.2)	(1.3)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(61.7)	(60.8)

Total Accumulated Other Comprehensive Income (Loss)	$88.7	$(108.1)

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

It is the Company’s management practice to allocate certain corporate expenses to its insurance operations. In accordance with GAAP, the Company is not permitted to allocate certain corporate expenses to discontinued operations. Accordingly, such amounts that the Company is not permitted to allocate to discontinued operations are reported in Other Expense, Net. The Company does not allocate Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings to its operating segments.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16 - Business Segments (continued)

Segment Revenues for the nine and three months ended September 30, 2009 and 2008 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Revenues:
Kemper:
Earned Premiums	$700.9	$694.2	$234.7	$235.2
Net Investment Income	28.7	22.4	13.9	6.7
Other Income	0.3	0.4	0.1	0.2

Total Kemper	729.9	717.0	248.7	242.1

Unitrin Specialty:
Earned Premiums	398.9	362.8	131.6	125.6
Net Investment Income	14.2	10.1	6.8	3.1
Other Income	0.2	0.1	0.1	—

Total Unitrin Specialty	413.3	373.0	138.5	128.7

Unitrin Direct:
Earned Premiums	264.7	219.6	88.1	73.7
Net Investment Income	12.6	5.4	6.2	1.7
Other Income	0.7	0.3	0.6	0.1

Total Unitrin Direct	278.0	225.3	94.9	75.5

Life and Health Insurance:
Earned Premiums	490.5	495.1	161.8	165.0
Net Investment Income	167.4	135.1	60.9	45.1
Other Income	0.7	0.9	0.2	0.2

Total Life and Health Insurance	658.6	631.1	222.9	210.3

Fireside Bank:
Interest, Loan Fees and Earned Discounts	139.4	181.7	41.2	59.0
Other Automobile Finance Revenues	3.0	3.9	0.9	1.1

Automobile Finance Revenues	142.4	185.6	42.1	60.1
Net Investment Income	2.3	3.5	0.6	0.7

Total Fireside Bank	144.7	189.1	42.7	60.8

Total Segment Revenues	2,224.5	2,135.5	747.7	717.4

Unallocated Dividend Income	1.1	10.1	0.4	3.3
Net Realized Gains on Sales of Investments	17.6	65.5	12.4	27.5
Net Impairment Losses Recognized in Earnings	(49.2)	(98.9)	(14.5)	(72.1)
Other	8.5	5.3	4.6	3.8

Total Revenues	$2,202.5	$2,117.5	$750.6	$679.9

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16 - Business Segments (continued)

Segment Operating Profit (Loss) for the nine and three months ended September 30, 2009 and 2008 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Segment Operating Profit (Loss):
Kemper	$61.1	$(12.6)	$26.4	$(23.6)
Unitrin Specialty	21.3	14.5	10.5	4.3
Unitrin Direct	(18.4)	(36.6)	0.6	(13.9)
Life and Health Insurance	118.9	60.0	47.8	(1.7)
Fireside Bank	(1.5)	(27.2)	3.4	(1.3)

Total Segment Operating Profit (Loss)	181.4	(1.9)	88.7	(36.2)

Unallocated Dividend Income	1.1	10.1	0.4	3.3
Net Realized Gains on Sales of Investments	17.6	65.5	12.4	27.5
Net Impairment Losses Recognized in Earnings	(49.2)	(98.9)	(14.5)	(72.1)
Other Expense, Net	(15.6)	(18.9)	(3.3)	(4.3)

Income (Loss) from Continuing Operations before Income Taxes and Equity in Net Income (Loss) of Investee	$135.3	$(44.1)	$83.7	$(81.8)

Segment Net Income (Loss) for the nine and three months ended September 30, 2009 and 2008 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Segment Net Income (Loss):
Kemper	$45.7	$(1.8)	$19.2	$(13.3)
Unitrin Specialty	16.8	12.3	7.8	3.7
Unitrin Direct	(9.7)	(22.2)	1.3	(8.5)
Life and Health Insurance	77.7	38.1	31.7	(1.1)
Fireside Bank	(7.3)	(20.5)	2.4	(5.3)

Total Segment Net Income (Loss)	123.2	5.9	62.4	(24.5)
Net Income (Loss) From:
Unallocated Dividend Income	1.0	8.8	0.4	2.9
Net Realized Gains on Sales of Investments	11.5	42.6	8.1	17.9
Net Impairment Losses Recognized in Earnings	(32.0)	(64.3)	(9.4)	(46.9)
Other Expense, Net	(6.5)	(9.2)	0.5	—

Income (Loss) from Continuing Operations before Equity in Net Income (Loss) of Investee	97.2	(16.2)	62.0	(50.6)
Equity in Net Income (Loss) of Investee	(1.1)	4.3	(1.0)	1.0

Income (Loss) from Continuing Operations	$96.1	$(11.9)	$61.0	$(49.6)

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16 - Business Segments (continued)

Earned Premiums by product line for the nine and three months ended September 30, 2009 and 2008 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Life	$301.1	$299.0	$100.0	$101.4
Accident and Health	118.9	119.7	40.1	40.5
Property and Casualty:
Personal Lines:
Automobile	1,055.4	955.8	351.1	327.6
Homeowners	225.5	219.7	76.2	74.5
Other Personal	110.8	115.1	35.4	36.4

Total Personal Lines	1,391.7	1,290.6	462.7	438.5

Commercial Automobile	43.3	62.4	13.4	19.1

Total Earned Premiums	$1,855.0	$1,771.7	$616.2	$599.5

Note 17 - Catastrophe Reinsurance

Catastrophes and storms are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and will continue to be, a material factor in the results of operations and financial position of the Company’s property and casualty insurance companies. Further, because the level of these insured losses occurring in any one year cannot accurately be predicted, these losses may contribute to material year-to-year fluctuations in the results of the operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25.0 million or more in direct losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions that follow utilize ISO’s definition of catastrophes.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17 - Catastrophe Reinsurance (continued)

The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification and reinsurance. To limit its exposures to catastrophic events, the Company maintains various catastrophe reinsurance programs for its property and casualty insurance businesses. Reinsurance coverage for catastrophic events occurring during the period January 1, 2009 to December 31, 2009 is provided in various layers as presented below:

	Catastrophe Losses and LAE		Percentage of Coverage
(Dollars in Millions)	In Excess of	Up to
Kemper Segment
Retained	$—	$50.0	0.0%
1st Layer of Coverage	50.0	100.0	55.4%
2nd Layer of Coverage	100.0	200.0	95.0%
3rd Layer of Coverage	200.0	350.0	86.6%

Unitrin Direct and Unitrin Specialty Segments
Retained	$—	$2.0	0.0%
1st Layer of Coverage	2.0	15.0	95.7%

Life and Health Segment - Property Insurance Operations
Retained	$—	$8.0	0.0%
1st Layer of Coverage	8.0	15.0	97.0%
2nd Layer of Coverage	15.0	40.0	100.0%

Reinsurance coverage for catastrophic events occurring during the period January 1, 2008 to December 31, 2008 is provided in various layers as presented below:

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

In the event that the Company’s incurred catastrophe losses and LAE covered by any of its catastrophe reinsurance programs exceed the retention for a particular layer, each of the programs above requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such layer. The reinstatement premium is a percentage of the original premium based on the ratio of the losses exceeding the Company’s retention to the reinsurers’ coverage limit. The catastrophe reinsurance program for the Life and Health Insurance segment also includes reinsurance coverage from the Florida Hurricane Catastrophe Fund (“FHCF”) for hurricane losses in Florida at retentions lower than those described above. The catastrophe reinsurance program presented above for 2008 for the Life and Health Insurance segment excludes Mutual Savings Fire. Mutual Savings Fire participated in a separate reinsurance program in 2008 which provided reinsurance coverage of 95% of reinsured catastrophe losses of $3.5 million above a retention of $0.5 million.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17 - Catastrophe Reinsurance (continued)

Catastrophe reinsurance premiums for the Company’s catastrophe reinsurance programs and the FHCF reduced earned premiums for the nine and three months ended September 30, 2009 and 2008 by the following:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Kemper	$16.8	$14.6	$5.6	$5.0
Unitrin Specialty	0.2	0.4	0.1	0.1
Unitrin Direct	0.5	0.1	0.2	—
Life and Health Insurance	3.4	8.6	1.2	5.5

Total Catastrophe Reinsurance Premiums	$20.9	$23.7	$7.1	$10.6

The Life and Health Insurance segment amounts presented above for both the nine and three months ended September 30, 2008 include reinsurance reinstatement premiums of $4.1 million to reinstate coverage following Hurricanes Dolly, Gustav and Ike.

Total catastrophe losses and LAE (including development), net of reinsurance recoveries, reported in continuing operations were $49.9 million and $13.9 million for the nine and three months ended September 30, 2009, respectively, compared to $146.4 million and $83.1 million for the same periods in 2008. Catastrophe loss reserves developed favorably by $9.4 million and $1.7 million for the nine and three months ended September 30, 2009, respectively. Catastrophe loss reserves developed adversely by $3.5 million and $6.3 million for the nine and three months ended September 30, 2008, respectively. No major hurricanes that significantly impacted the Company made landfall in the United States during the first nine months of 2009, whereas three major hurricanes that significantly impacted the Company (Dolly, Gustav and Ike) made landfall in the United States in the third quarter of 2008. A summary of the Company’s estimated losses and LAE, net of reinsurance recoveries of $40.2 million, from Hurricanes Dolly, Gustav and Ike reported in the Company’s Condensed Consolidated Statements of Operations for both the nine and three months ended September 30, 2008 by business segment were:

(Dollars in Millions)	Dolly	Gustav	Ike	Total
Kemper	$0.7	$12.1	$32.9	$45.7
Unitrin Specialty	—	0.5	1.1	1.6
Unitrin Direct	—	0.1	0.4	0.5
Life and Health Insurance	6.9	6.8	9.0	22.7

Total Loss and LAE, Net of Reinsurance	$7.6	$19.5	$43.4	$70.5

The estimated losses presented above by the Life and Health Insurance segment are net of reinsurance recoveries of $3.3 million, $3.3 million and $33.6 million related to Hurricanes Dolly, Gustav and Ike, respectively. In addition to the losses presented above, Insurance Expenses for both the nine and three months ended September 30, 2008 includes an expense of $3.9 million related to the Kemper segment’s estimate of its share of assessments from the Texas Windstorm Insurance Association (“TWIA”). Insurance Expenses for the nine and three months ended September 30, 2009 includes a reduction of expense of $2.8 million due to a decrease in the Company’s estimate of its share of assessments from TWIA. The Company’s estimates for Hurricanes Dolly, Gustav and Ike include estimates for both direct losses and LAE and indirect losses from residual market assessments, such as TWIA. The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of actual reinsurance recoveries, may vary materially from the estimated amount reserved. The Company’s estimates of direct catastrophe losses are generally based on inspections by claims adjusters and historical loss development experience for areas that have not been inspected or for claims that have not yet been reported. The Company’s estimates of direct catastrophe losses are based on the coverages provided by its insurance policies. The Company’s homeowners and dwelling insurance policies do not provide coverage for losses caused by floods, but generally provide coverage for physical damage caused by wind or wind driven rain. Accordingly, the Company’s estimates of direct losses for homeowners and dwellings insurance do not include losses caused by flood. Depending on the policy, automobile insurance may provide coverage for losses caused by flood. Estimates of the number and severity of claims ultimately reported are influenced by many variables including, but not limited to, repair or reconstruction costs and determination of

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17 - Catastrophe Reinsurance (continued)

cause of loss that are difficult to quantify and will influence the final amount of claim settlements. All these factors, coupled with the impact of the availability of labor and material on costs, require significant judgment in the reserve setting process. A change in any one or more of these factors is likely to result in an ultimate net claim cost different from the estimated reserve. The Company’s estimates of indirect losses from residual market assessments are based on a variety of factors including, but not limited to, actual or estimated assessments provided by or received from the assessing entity, insurance industry estimates of losses, and estimates of the Company’s market share in the assessable states. Actual assessments may differ materially from these estimated amounts.

Note 18 - Fair Value Measurements

In accordance with GAAP, the Company is required to provide enhanced disclosures about assets and liabilities that are measured and reported at fair value on a recurring basis. The Company classifies its Investments in Fixed Maturities and Investments in Equity Securities as available for sale and reports these investments at fair value. The Company classifies certain investments in mutual funds included in Other Investments as trading securities and reports these investments at fair value. The Company has no material liabilities that are measured and reported at fair value.

The Company uses a hierarchal framework which prioritizes and ranks the market price observability used in fair value measurements. Market price observability is affected by a number of factors, including the type of asset or liability and the characteristics specific to the asset or liability being measured. Assets and liabilities with readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. The Company classifies the inputs used to measure fair value into one of three levels as follows:

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. In accordance with GAAP, the Company is not permitted to adjust quoted market prices in an active market, even if the Company owns a large investment, the sale of which could reasonably impact the quoted price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 18 - Fair Value Measurements (continued)

The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at September 30, 2009 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Sept. 30, 2009
Available for Sale Securities:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$252.0	$534.0	$—	$786.0
States, Municipalities and Political Subdivisions	—	1,594.0	—	1,594.0
Corporate Securities:
Bonds and Notes	—	1,904.8	102.7	2,007.5
Redeemable Preferred Stocks	—	82.1	68.6	150.7
Mortgage and Asset Backed	—	8.8	5.0	13.8

Total Investments in Fixed Maturities	252.0	4,123.7	176.3	4,552.0
Equity Securities:
Preferred Stocks	—	108.6	6.9	115.5
Common Stocks	30.5	1.4	11.6	43.5
Other Equity Interests	—	—	37.7	37.7

Total Equity Securities	30.5	110.0	56.2	196.7

Total Available for Sale Securities	282.5	4,233.7	232.5	4,748.7
Trading Securities:
Other Investments	4.4	—	—	4.4

Total	$286.9	$4,233.7	$232.5	$4,753.1

The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at December 31, 2008 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Dec. 31, 2008
Available for Sale Securities:
Fixed Maturities	$254.0	$3,677.1	$204.8	$4,135.9
Equity Securities	47.8	114.6	59.4	221.8

Total Available for Sale Securities	301.8	3,791.7	264.2	4,357.7
Trading Securities:
Other Investments	3.8	—	—	3.8

Total	$305.6	$3,791.7	$264.2	$4,361.5

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 18 - Fair Value Measurements (continued)

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 18 - Fair Value Measurements (continued)

Summary information pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine and three months ended September 30, 2009 and 2008 is presented below:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Balance at Beginning of Period	$264.2	$218.9	$246.8	$272.5
Total Gains (Losses):
Included in Statement of Operations	(32.8)	(12.3)	(12.3)	(12.2)
Included in Other Comprehensive Income (Loss)	17.8	(8.9)	2.3	(5.7)
Purchases, Sales and Settlements, Net	(17.5)	113.6	(3.4)	67.8
Transfers in and/or out of Level 3	0.8	1.9	(0.9)	(9.2)

Balance at End of Period	$232.5	$313.2	$232.5	$313.2

Additional information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2009 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset Backed	Preferred and Common Stocks	Other Equity Interests
Balance at Beginning of Period	$128.6	$70.6	$5.6	$15.3	$44.1
Total Gains (Losses):
Included in Statement of Operations	(24.4)	(5.7)	—	(2.2)	(0.5)
Included in Other Comprehensive Income (Loss)	2.0	2.7	(0.2)	5.4	7.9
Purchases, Sales and Settlements, Net	(3.5)	1.0	(1.2)	—	(13.8)
Transfers in and/or out of Level 3	—	—	0.8	—	—

Balance at End of Period	$102.7	$68.6	$5.0	$18.5	$37.7

Additional information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2009 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset Backed	Preferred and Common Stocks	Other Equity Interests
Balance at Beginning of Period	$114.5	$68.7	$6.1	$17.2	$40.3
Total Gains (Losses):
Included in Statement of Operations	(7.8)	(5.7)	—	0.5	0.7
Included in Other Comprehensive Income (Loss)	(5.3)	5.2	—	1.7	0.7
Purchases, Sales and Settlements, Net	1.3	0.4	(1.1)	—	(4.0)
Transfers in and/or out of Level 3	—	—	—	(0.9)	—

Balance at End of Period	$102.7	$68.6	$5.0	$18.5	$37.7

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 19 - Related Parties

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

Under these investment advisory arrangements, FS&C is entitled to a fee calculated and payable quarterly based on the fair value of the assets under management. At September 30, 2009, the Company’s pension plans had $79.0 million in investments managed by FS&C. For the nine and three months ended September 30, 2009, the Company’s pension plans paid $0.2 million and $0.1 million, respectively, to FS&C. For the nine and three months ended September 30, 2008, Trinity and the Company’s pension plans paid $0.6 million and $0.2 million, respectively, in the aggregate to FS&C.

With respect to the Company’s defined contribution plans, one of the investment choices afforded to participants is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. As of September 30, 2009, participants in the Company’s defined contribution plans had allocated $16.3 million for investment in the Dreyfus Appreciation Fund, representing 6.7% of the total amount invested by participants in the Company’s defined contribution plans.

The Company believes that the transactions described above have been entered into on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

Eric J. Draut, Unitrin’s Chief Financial Officer and a member of Unitrin’s Board of Directors, is a director of Intermec, the Company’s investee.

As described in Note 20, “Relationships with Mutual Insurance Companies,” to the Condensed Consolidated Financial Statements, the Company also has certain relationships with mutual insurance companies. Such companies are owned by the policyholders of such companies.

Note 20 - Relationships with Mutual Insurance Companies

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

The Reliable Life Insurance Company (“Reliable”), a wholly-owned subsidiary of Unitrin, provides certain administrative services to Capitol and ORCC. In addition, agents appointed by Reliable and employed by Unitrin’s subsidiary, United, are also appointed by Capitol and ORCC to sell property insurance products. United also provides claims administration services to ORCC. The Company also provides certain investment services to Capitol and ORCC.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 21 - Contingencies

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

Certain subsidiaries of Unitrin, like many property and casualty insurers, are defending a significant volume of lawsuits, among them two statewide putative class actions, in Florida, Louisiana and Texas arising out of property damage caused by catastrophes and storms, including major hurricanes that have occurred over the last several years. In these matters, the plaintiffs seek compensatory and punitive damages, and equitable relief. The Company believes its relevant subsidiaries have meritorious defenses to these proceedings, which they are vigorously defending. However, it is anticipated that an unquantifiable number of such lawsuits will continue to be filed, at least until the applicable statutes of limitation expire, though some courts continue to demonstrate reluctance to enforce these statutes.

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

Summary of Results

The Company reported Net Income of $98.4 million ($1.58 per unrestricted common share) and $62.1 million ($1.00 per unrestricted common share) for the nine and three months ended September 30, 2009, respectively, compared to Net Loss of $19.0 million ($0.30 per unrestricted common share) and $45.2 million ($0.72 per unrestricted common share) for the same periods in 2008. The Company reported Income from Continuing Operations of $96.1 million ($1.54 per unrestricted common share) and $61.0 million ($0.98 per unrestricted common share) for the nine and three months ended September 30, 2009, compared to Loss from Continuing Operations of $11.9 million ($0.19 per unrestricted common share) and $49.6 million ($0.79 per unrestricted common share) for the same periods in 2008. As discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), Income from Continuing Operations increased by $108.0 million for the nine months ended September 30, 2009, compared to the same period in 2008, due primarily to higher Segment Net Income and lower Net Impairment Losses Recognized in Earnings, partially offset by lower Net Realized Gains on Sales of Investments and lower unallocated dividend income due to lower levels of investments in Northrop Grumman Corporation (“Northrop”). Income from Continuing Operations increased by $110.6 million for the three months ended September 30, 2009, compared to the same period in 2008, due primarily to higher Segment Net Income, lower Net Impairment Losses Recognized in Earnings, partially offset by lower Net Realized Gains on Sales of Investments. Segment Net Income increased by $117.3 million and $86.9 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008, due to improved results in all segments, most notably the Kemper and Life and Health Insurance segments. Income from Continuing Operations for the nine and three months ended September 30, 2009 included restructuring charges of $19.3 million before tax and $3.1 million before tax, respectively. Loss from Continuing Operations for the nine months ended September 30, 2008 included restructuring charges of $5.0 million before tax. Restructuring charges included in Loss from Continuing Operations for the three months ended September 30, 2008 were insignificant. See Note 12, “Restructuring Expenses,” to the Condensed Consolidated Financial Statements and the individual segment MD&A for more information regarding restructuring charges. Income from Continuing Operations for the nine months ended September 30, 2009 also included an income tax provision of $6.3 million to increase the valuation allowance for deferred state income taxes, net of federal benefit, related to the Fireside Bank segment. Loss from Continuing Operations for the nine months and three months ended September 30, 2008 also included an income tax provision of $4.4 million to establish a valuation allowance for deferred state income taxes, net of federal benefit, related to the Fireside Bank segment. Catastrophe losses from continuing operations were $49.9 million before tax and $13.9 million before tax for the nine and three months ended September 30, 2009, respectively, compared to $146.4 million before tax and $83.1 million before tax for same periods in 2008. See Note 17, “Catastrophe Reinsurance” to the Condensed Consolidated Financial Statements, “Catastrophes” in the MD&A and the individual segment MD&A for more information regarding catastrophe losses. The Company reported Income from Discontinued Operations of $2.3 million and $1.1 million for the nine and three months ended September 30, 2009, respectively, compared to Loss from Discontinued Operations of $7.1 million and Income from Discontinued Operations of $4.4 million for the same periods in 2008. There were no catastrophe losses from discontinued operations for either the nine or three months ended September 30, 2009. Catastrophe losses from discontinued operations were $7.8 million before tax for the nine months ended September 30, 2008.

Total Revenues were $2,202.5 million and $2,117.5 million for the nine months ended September 30, 2009 and 2008, respectively, an increase of $85.0 million. Total Revenues increased for the nine months ended September 30, 2009 due primarily to higher Earned Premiums, lower Net Impairment Losses Recognized in Earnings and higher Net Investment Income, partially offset by lower Net Realized Gains on Sales of Investments and lower Automobile Finance Revenues. Total Revenues were $750.6 million and $679.9 million for the three months ended September 30, 2009 and 2008, respectively, an increase of $70.7 million. Total Revenues increased for the three months ended September 30, 2009 due primarily to lower Net Impairment Losses Recognized in Earnings, higher Net Investment Income and higher Earned Premiums, partially offset by lower Automobile Finance Revenues and lower Net Realized Gains on Sales of Investments.

Earned Premiums were $1,855.0 million and $1,771.7 million for the nine months ended September 30, 2009 and 2008, respectively, an increase of $83.3 million. Earned premiums increased for the nine months ended September 30, 2009 in the Unitrin Direct, Unitrin Specialty and Kemper segments, partially offset by lower earned premiums in the Life and Health Insurance segment. Earned Premiums were $616.2 million and $599.5 million for the three months ended September 30, 2009 and 2008, respectively, an increase of $16.7 million. Earned premiums increased for the three months ended September 30, 2009 in the Unitrin Direct and Unitrin Specialty segments, partially offset by lower earned premiums in the Life and Health Insurance and Kemper segments.

Summary of Results (continued)

Automobile Finance Revenues decreased by $43.2 million and $18.0 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008, due to the Company’s decision to exit the automobile finance business.

Net Investment Income increased by $43.7 million and $29.6 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008. See “Investment Results” of the MD&A for a discussion of Net Investment Income.

Net Realized Gains on Sales of Investments were $17.6 million and $12.4 million for the nine and three months ended September 30, 2009, respectively, compared to $65.5 million and $27.5 million for the same periods in 2008. Realized investment gains from sales of a portion of the Company’s investment in Northrop common stock were $3.8 million for both the nine and three months ended September 30, 2009, compared to $47.5 million and $35.4 million for the same periods in 2008. Net Impairment Losses Recognized in Earnings were $49.2 million and $14.5 million for the nine and three months ended September 30, 2009, respectively, compared to $98.9 million and $72.1 million in the same periods in 2008, resulting from other than temporary declines in the fair values of investments. The Company cannot anticipate when or if similar net investment gains or losses may occur in the future.

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

Catastrophes

Catastrophes and storms are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and will continue to be, a material factor in the results of operations and financial position of the Company’s property and casualty insurance companies. Further, because the level of these insured losses occurring in any one year cannot accurately be predicted, these losses may contribute to material year-to-year fluctuations in the results of the operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims.

Catastrophes (continued)

The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification and reinsurance. To limit its exposures to catastrophic events, the Company maintains various catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each catastrophe reinsurance program is provided in various layers (See Note 17, “Catastrophe Reinsurance,” to the Condensed Consolidated Financial Statements for further discussion of these programs). Catastrophe reinsurance premiums for the Company’s catastrophe reinsurance programs and the FHCF reduced earned premiums for the nine and three months ended September 30, 2009 and 2008 by the following:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Kemper	$16.8	$14.6	$5.6	$5.0
Unitrin Specialty	0.2	0.4	0.1	0.1
Unitrin Direct	0.5	0.1	0.2	—
Life and Health Insurance	3.4	8.6	1.2	5.5

Total Catastrophe Reinsurance Premiums	$20.9	$23.7	$7.1	$10.6

The Life and Health Insurance segment amounts presented above for both the nine and three months ended September 30, 2008 include reinsurance reinstatement premiums of $4.1 million to reinstate coverage following Hurricanes Dolly, Gustav and Ike.

Total catastrophe losses and LAE (including development), net of reinsurance recoveries, by business segment for the nine and three months ended September 30, 2009 and 2008 are presented below:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Kemper	$29.3	$101.2	$6.5	$49.9
Unitrin Specialty	3.6	3.0	2.0	1.7
Unitrin Direct	2.9	2.7	0.8	1.1
Career Agency Property Program	14.1	39.5	4.6	30.4

Total Catastrophes from Continuing Operations	49.9	146.4	13.9	83.1

Catastrophe loss reserves developed favorably by $9.4 million and $1.7 million for the nine and three months ended September 30, 2009, respectively. Catastrophe loss reserves developed adversely by $3.5 million and $6.3 million for the nine and three months ended September 30, 2008, respectively. No major hurricanes that significantly impacted the Company made landfall in the United States during the first nine months of 2009, whereas three major hurricanes that significantly impacted the Company (Dolly, Gustav and Ike) made landfall in the United States in the third quarter of 2008. A summary of the Company’s estimated losses and LAE, net of reinsurance recoveries of $40.2 million, from Hurricanes Dolly, Gustav and Ike reported in the Company’s Condensed Consolidated Statements of Operations for both the nine and three months ended September 30, 2008 by business segment were:

(Dollars in Millions)	Dolly	Gustav	Ike	Total
Kemper	$0.7	$12.1	$32.9	$45.7
Unitrin Specialty	—	0.5	1.1	1.6
Unitrin Direct	—	0.1	0.4	0.5
Life and Health Insurance	6.9	6.8	9.0	22.7

Total Loss and LAE, Net of Reinsurance	$7.6	$19.5	$43.4	$70.5

The estimated losses presented above by the Life and Health Insurance segment are net of reinsurance recoveries of $3.3 million, $3.3 million and $33.6 million related to Hurricanes Dolly, Gustav and Ike, respectively. In addition to the losses presented above, Insurance Expenses for both the nine and three months ended September 30, 2008 includes an expense of $3.9 million related to the Kemper segment’s estimate of its share of assessments from TWIA. Insurance Expenses for the nine and three months ended September 30, 2009 includes a reduction of expense of $2.8 million due to a decrease in the Company’s estimate of its share of assessments from TWIA.

Kemper

Selected financial information for the Kemper segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Earned Premiums:
Automobile	$441.1	$440.7	$147.0	$149.1
Homeowners	219.9	215.0	74.2	72.9
Other Personal	39.9	38.5	13.5	13.2

Total Earned Premiums	700.9	694.2	234.7	235.2
Net Investment Income	28.7	22.4	13.9	6.7
Other Income	0.3	0.4	0.1	0.2

Total Revenues	729.9	717.0	248.7	242.1

Incurred Losses and LAE	470.5	529.8	158.8	195.4
Insurance Expenses	198.3	199.8	63.5	70.3

Operating Profit (Loss)	61.1	(12.6)	26.4	(23.6)
Income Tax Benefit (Expense)	(15.4)	10.8	(7.2)	10.3

Net Income (Loss)	$45.7	$(1.8)	$19.2	$(13.3)

Ratios Based On Earned Premiums

	Nine Months Ended		Three Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Incurred Loss and LAE Ratio (excluding Catastrophes)	62.9%	61.7%	64.9%	61.9%
Incurred Catastrophe Loss and LAE Ratio	4.2%	14.6%	2.8%	21.2%

Total Incurred Loss and LAE Ratio	67.1%	76.3%	67.7%	83.1%
Incurred Expense Ratio	28.3%	28.8%	27.1%	29.9%

Combined Ratio	95.4%	105.1%	94.8%	113.0%

Insurance Reserves

(Dollars in Millions)	Sept. 30, 2009	Dec. 31, 2008
Insurance Reserves:
Personal Automobile	$309.7	$336.3
Homeowners	94.4	103.0
Other Personal	37.2	36.8

Insurance Reserves	$441.3	$476.1

Insurance Reserves:
Loss Reserves:
Case	$271.0	$273.3
Incurred but Not Reported	93.3	125.9

Total Loss Reserves	364.3	399.2
LAE Reserves	77.0	76.9

Insurance Reserves	$441.3	$476.1

Kemper (continued)

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$37.3	$43.7	$11.0	$10.0
Favorable Catastrophe Loss and LAE Reserve Development, Net	17.5	5.3	5.9	0.4

Total Favorable Loss and LAE Reserve Development, Net	$54.8	$49.0	$16.9	$10.4

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	11.5%	9.8%	3.5%	2.1%

Earned Premiums in the Kemper segment increased by $6.7 million for the nine months ended September 30, 2009, compared to the same period in 2008, due primarily to higher volume, partially offset by an increase in the cost of reinsurance. Earned Premiums in the Kemper segment decreased by $0.5 million for the three months ended September 30, 2009, compared to the same period in 2008, due primarily to an increase in the cost of reinsurance. Earned premiums on homeowners insurance increased by $4.9 million for the nine months ended September 30, 2009, compared to the same period in 2008, due primarily to higher average premium rates and higher volume, partially offset by an increase in the cost of reinsurance. Earned premiums on homeowners insurance increased by $1.3 million for the three months ended September 30, 2009, compared to the same period in 2008, due primarily to higher average premium rates, partially offset by an increase in the cost of reinsurance. Earned premiums on automobile insurance increased by $0.4 million for the nine months ended September 30, 2009, compared to the same period in 2008, due primarily to higher volume, partially offset by lower average premium rates. Earned premiums on automobile insurance decreased by $2.1 million for the three months ended September 30, 2009, compared to the same period in 2008, due primarily to lower average premium rates and lower volume. Earned premiums on other personal insurance increased by $1.4 million and $0.3 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008, due primarily to higher volume.

Net Investment Income increased by $6.3 million for the nine months ended September 30, 2009, compared to the same period in 2008, due primarily to higher net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting, partially offset by a lower level of investments. Net Investment Income increased by $7.2 million for the three months ended September 30, 2009, compared to the same period in 2008, due primarily to higher net investment income from certain investments in limited liability investment companies and limited partnerships. The Kemper segment reported net investment income of $2.9 million and $5.2 million from these investments for the nine and three months ended September 30, 2009, respectively, compared to net investment losses of $5.7 million and $2.2 million, respectively, for the same periods in 2008.

Operating Profit in the Kemper segment increased by $73.7 million for the nine months ended September 30, 2009, compared to the same period in 2008, due primarily to lower incurred catastrophe losses and LAE (excluding loss and LAE reserve development) and, to a lesser extent, higher net investment income and higher favorable loss and LAE reserve development (which recognizes changes in estimates of prior year loss and LAE reserves in the current period). Operating Profit in the Kemper segment increased by $50.0 million for the three months ended September 30, 2009, compared to the same period in 2008, due primarily to lower incurred catastrophe losses and LAE (excluding loss and LAE reserve development) and, to a lesser extent, higher net investment income, higher favorable loss and LAE reserve development and lower insurance expenses.

Homeowners insurance incurred losses and LAE were $151.2 million for the nine months ended September 30, 2009, compared to $213.1 million for the same period in 2008. Homeowners insurance incurred losses and LAE decreased due primarily to lower catastrophe losses and LAE. Catastrophe losses and LAE (excluding loss and LAE reserve development) on homeowners insurance were $37.8 million for the nine months ended September 30, 2009, compared to $93.0 million for the same period in 2008. Catastrophe loss and LAE reserve development on homeowners insurance had a favorable effect of $16.7 million for the nine months ended September 30, 2009, compared to a favorable effect of $4.7 million for the same period in 2008. Catastrophe loss and LAE reserve development for the nine months ended September 30, 2009 included favorable development of $8.1 million on Hurricanes Ike and Gustav, both of which occurred in 2008, and $2.8 million of higher subrogation recoveries from certain California wildfires, which occurred in 2007 (the “2007 Wildfires”).

Kemper (continued)

Homeowners insurance incurred losses and LAE were $51.2 million for the three months ended September 30, 2009, compared to $91.4 million for the same period in 2008. Homeowners insurance incurred losses and LAE decreased due primarily to lower catastrophe losses and LAE. Catastrophe losses and LAE (excluding loss and LAE reserve development) on homeowners insurance were $10.0 million for the three months ended September 30, 2009, compared to $46.8 million for the same period in 2008. Catastrophe loss and LAE reserve development on homeowners insurance had a favorable effect of $5.7 million for the three months ended September 30, 2009, compared to a favorable effect of $0.3 million for the same period in 2008. Catastrophe loss and LAE reserve development for the three months ended September 30, 2009 included $2.8 million of higher subrogation recoveries from the 2007 Wildfires and favorable development of $0.7 million on Hurricanes Ike and Gustav.

Automobile insurance incurred losses and LAE were $297.9 million for the nine months ended September 30, 2009, compared to $291.5 million for the same period in 2008. Automobile insurance incurred losses and LAE increased due primarily to lower favorable loss and LAE reserve development, partially offset by lower catastrophe losses and LAE (excluding loss and LAE reserve development). Loss and LAE reserve development on automobile insurance had a favorable effect of $28.3 million for the nine months ended September 30, 2009, compared to a favorable effect of $37.9 million for the same period in 2008. Catastrophe losses and LAE (excluding loss and LAE reserve development) on automobile insurance were $6.9 million for the nine months ended September 30, 2009, compared to $9.3 million for the same period in 2008.

Automobile insurance incurred losses and LAE were $101.1 million for the three months ended September 30, 2009, compared to $94.5 million for the same period in 2008. Automobile insurance incurred losses and LAE increased due primarily to higher non-catastrophe loss and LAE (excluding loss and LAE reserve development) and, to a lesser extent, higher catastrophe losses and LAE (excluding loss and LAE reserve development) and lower favorable loss and LAE reserve development. Non-catastrophe loss and LAE (excluding loss and LAE reserve development) increased by $4.6 million due primarily to higher frequency of losses and, to a lesser extent, higher average, estimated severity of losses. Catastrophe losses and LAE (excluding loss and LAE reserve development) on automobile insurance were $1.8 million for the three months ended September 30, 2009, compared to $0.7 million for the same period in 2008. Loss and LAE reserve development on automobile insurance had a favorable effect of $7.7 million for the three months ended September 30, 2009, compared to a favorable effect of $8.6 million for the same period in 2008.

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

Insurance Expenses decreased by $1.5 million and $6.8 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008. Insurance Expenses for the nine and three months ended September 30, 2009 included a reduction in expense of $2.8 million due to a change in the Kemper segment’s estimated TWIA assessment for Hurricane Ike. Insurance Expenses for the nine and three months ended September 30, 2008 included expense of $3.9 million related to the Kemper segment’s estimated TWIA assessment for Hurricane Ike. Insurance Expenses for the nine and three months ended September 30, 2009 included a charge of $2.7 million to write off the Kemper segment’s equity in the North Carolina Beach Plan (the “NC Beach Plan”) underwriting pool due to a change in the law enacted in the third quarter of 2009. Excluding the impact of the TWIA assessments and NC Beach Plan write-off, Insurance Expenses for the nine months ended September 30, 2009 increased by $2.5 million due primarily to an increase in commission expense, principally due to higher earned premiums, and restructuring costs, partially offset by expense saving initiatives. Restructuring costs were $1.4 million for the nine months ended September 30, 2009. Excluding the impact of the TWIA assessments and NC Beach Plan write-off, Insurance Expenses for the three months ended September 30, 2009 decreased by $2.8 million due primarily to the expense savings initiatives.

Net Income in the Kemper segment increased by $47.5 million and $32.5 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008, due primarily to the changes in Operating Profit. The Kemper segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $17.6 million and $5.9 million for the nine and three months ended September 30, 2009, respectively, compared to $18.9 million and $6.0 million for the same periods in 2008.

Unitrin Specialty

Selected financial information for the Unitrin Specialty segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Earned Premiums:
Personal Automobile	$355.6	$300.4	$118.2	$106.5
Commercial Automobile	43.3	62.4	13.4	19.1

Total Earned Premiums	398.9	362.8	131.6	125.6
Net Investment Income	14.2	10.1	6.8	3.1
Other Income	0.2	0.1	0.1	—

Total Revenues	413.3	373.0	138.5	128.7

Incurred Losses and LAE	317.8	287.8	103.1	100.1
Insurance Expenses	74.2	70.7	24.9	24.3

Operating Profit	21.3	14.5	10.5	4.3
Income Tax Expense	(4.5)	(2.2)	(2.7)	(0.6)

Net Income	$16.8	$12.3	$7.8	$3.7

Ratios Based On Earned Premiums

	Nine Months Ended		Three Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Incurred Loss and LAE Ratio (excluding Catastrophes)	78.8%	78.5%	76.8%	78.3%
Incurred Catastrophe Loss and LAE Ratio	0.9%	0.8%	1.5%	1.4%

Total Incurred Loss and LAE Ratio	79.7%	79.3%	78.3%	79.7%
Incurred Expense Ratio	18.6%	19.5%	18.9%	19.3%

Combined Ratio	98.3%	98.8%	97.2%	99.0%

Insurance Reserves

(Dollars in Millions)	Sept. 30, 2009	Dec. 31, 2008
Insurance Reserves:
Personal Automobile	$185.6	$175.7
Commercial Automobile	90.7	107.2
Other	8.5	10.2

Insurance Reserves	$284.8	$293.1

Insurance Reserves:
Loss Reserves:
Case	$174.7	$179.6
Incurred but Not Reported	72.4	76.3

Total Loss Reserves	247.1	255.9
LAE Reserves	37.7	37.2

Insurance Reserves	$284.8	$293.1

Unitrin Specialty (continued)

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Favorable (Adverse) Loss and LAE Reserve Development, Net (excluding Catastrophes)	$5.1	$3.5	$2.2	$(0.1)
Adverse Catastrophe Loss and LAE Reserve Development, Net	(0.1)	—	—	—

Total Favorable (Adverse) Loss and LAE Reserve Development, Net	$5.0	$3.5	$2.2	$(0.1)

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	1.7%	1.3%	0.8%	0.0%

Earned Premiums in the Unitrin Specialty segment increased by $36.1 million and $6.0 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008, due to higher earned premiums on personal automobile insurance, partially offset by lower earned premiums on commercial automobile insurance. Personal automobile insurance earned premiums increased by $55.2 million and $11.7 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008, due to higher volume, partially offset by lower average earned premium rates. Personal automobile insurance volume increased due primarily to a higher level of renewal policies resulting from the Unitrin Specialty segment’s significant growth in 2008 in California. Unitrin Specialty’s growth rate in personal automobile insurance volume has begun to slow and management expects that earned premiums will flatten in 2010 due to lower volume resulting from the rate increases that have been implemented, its decision to focus on states where it is more profitable, its withdrawal from three states which were unprofitable for the Unitrin Specialty segment and its decision to terminate its relationship with two multi-state agencies that had been acquired by a competing insurer. Commercial automobile insurance earned premiums decreased by $19.1 million and $5.7 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008, due to lower volume and, to a lesser extent, lower average earned premium rates. In the fourth quarter of 2008, Unitrin Specialty implemented, in certain key states, several initiatives targeted to stabilize commercial automobile premium volume, including the introduction of a new commercial insurance product for light commercial vehicles, a reduction in down payment requirements for certain commercial automobile insurance risks and the introduction of improved internet-enabled commercial lines rating technology. While these initiatives appear to have stabilized new business production in these states, commercial automobile insurance premium volume decreased for the nine and three months ended September 30, 2009, compared to the same periods in 2008, due primarily to a lower level of renewal policies. Unitrin Specialty is continuing to implement these initiatives in the remaining states where it writes commercial automobile insurance.

Net Investment Income in the Unitrin Specialty segment increased by $4.1 million and $3.7 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008, due primarily to higher net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting. The Unitrin Specialty segment reported net investment income of $1.4 million and $2.5 million from these investments for the nine and three months ended September 30, 2009, respectively, compared to net investment losses of $2.5 million and $1.0 million for the same periods in 2008.

Operating Profit in the Unitrin Specialty segment increased by $6.8 million for the nine months ended September 30, 2009, compared to the same period in 2008, due primarily to higher operating profit in both personal and commercial automobile insurance, partially offset by lower operating profit in other insurance, which is comprised of certain reinsurance pools in run-off. Operating Profit in the Unitrin Specialty segment increased by $6.2 million for the three months ended September 30, 2009, compared to the same period in 2008, due primarily to higher operating profit in both personal and commercial automobile insurance.

Personal automobile operating profit increased by $4.8 million for the nine months ended September 30, 2009, compared to the same period in 2008, due primarily to higher net investment income and lower insurance expenses as a percentage of personal automobile insurance earned premiums, partially offset by higher non-catastrophe incurred losses. Personal automobile insurance operating profit increased by $3.7 million for the three months ended September 30, 2009, compared to the same period in 2008, due primarily to higher net investment income, higher favorable incurred loss and LAE reserve development and lower insurance expenses as a

Unitrin Specialty (continued)

percentage of personal automobile insurance earned premiums, partially offset by higher non-catastrophe storm losses and LAE (excluding development). Net investment income allocated to personal automobile insurance increased by $4.4 million and $3.1 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008, due to higher investment returns on investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting and a higher level of investments. Insurance expenses as a percentage of personal automobile insurance earned premiums decreased for the nine and three months ended September 30, 2009, compared to the same periods in 2008, due primarily to greater economies of scale. Non-catastrophe storm losses and LAE on personal automobile insurance increased $2.2 million and $1.3 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008. Loss and LAE reserve development on personal automobile insurance had a favorable effect of $1.3 million for the three months ended September 30, 2009, compared to a favorable effect of $0.4 million for the same period in 2008. See MD&A, “Critical Accounting Estimates,” of the 2008 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Commercial automobile insurance operating profit increased by $3.7 million for the nine months ended September 30, 2009, compared to the same period in 2008, due primarily to higher favorable loss and LAE reserve development, partially offset by lower net investment income allocated to commercial automobile insurance. Commercial automobile insurance operating profit increased by $2.5 million for the three months ended September 30, 2009, compared to the same period in 2008, due primarily to higher favorable loss and LAE reserve development, lower incurred losses and LAE (excluding development) as a percentage of commercial automobile insurance earned premiums and higher net investment income. Loss and LAE reserve development on commercial automobile insurance had a favorable effect of $4.0 million and $0.9 million for the nine and three months ended September 30, 2009, respectively, compared to a favorable effect of $0.1 million and an adverse effect of $0.5 million for the same periods in 2008. Net investment income allocated to commercial automobile insurance decreased by $0.4 million for the nine months ended September 30, 2009, compared to the same period in 2008, due to a lower level of investments, partially offset by higher investment returns on investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting. Incurred losses and LAE (excluding development) as a percentage of commercial automobile insurance earned premiums increased for the three months ended September 30, 2009, compared to the same period in 2008, due primarily to higher frequency of losses. Net investment income allocated to commercial automobile insurance increased by $0.6 million for the three months ended September 30, 2009, compared to the same period in 2008, due primarily to higher investment returns on investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting, partially offset by a lower level of investments allocated to commercial automobile insurance.

Operating profit in other insurance decreased by $1.7 million for the nine months ended September 30, 2009, compared to the same period in 2008, due to the impact of lower favorable loss and LAE reserve development, partially offset by the impact of the change in the Unitrin Specialty segment’s estimate of losses and LAE recoverable from certain reinsurers that had assumed business from these pools. Favorable loss and LAE reserve development on other insurance was $0.2 million for the nine months ended September 30, 2009, compared to $2.5 million for the same period in 2008.

Net Income in the Unitrin Specialty segment increased by $4.5 million and $4.1 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008, due primarily to the higher operating profit. The Unitrin Specialty segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $8.7 million and $2.9 million for the nine and three months ended September 30, 2009, respectively, compared to $8.5 million and $2.8 million for the same periods in 2008.

Unitrin Direct

Selected financial information for the Unitrin Direct segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Earned Premiums:
Automobile	$258.7	$214.7	$85.9	$72.0
Homeowners	5.6	4.7	2.0	1.6
Other	0.4	0.2	0.2	0.1

Total Earned Premiums	264.7	219.6	88.1	73.7
Net Investment Income	12.6	5.4	6.2	1.7
Other Income	0.7	0.3	0.6	0.1

Total Revenues	278.0	225.3	94.9	75.5

Incurred Losses and LAE	211.4	185.4	68.8	64.3
Insurance Expenses	85.0	76.5	25.5	25.1

Operating Profit (Loss)	(18.4)	(36.6)	0.6	(13.9)
Income Tax Benefit	8.7	14.4	0.7	5.4

Net Income (Loss)	$(9.7)	$(22.2)	$1.3	$(8.5)

Ratios Based On Earned Premiums

	Nine Months Ended		Three Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Incurred Loss and LAE Ratio (excluding Catastrophes)	78.8%	83.2%	77.2%	85.7%
Incurred Catastrophe Loss and LAE Ratio	1.1%	1.2%	0.9%	1.5%

Total Incurred Loss and LAE Ratio	79.9%	84.4%	78.1%	87.2%
Incurred Expense Ratio	32.1%	34.8%	28.9%	34.1%

Combined Ratio	112.0%	119.2%	107.0%	121.3%

Insurance Reserves

(Dollars in Millions)	Sept. 30, 2009	Dec. 31, 2008
Insurance Reserves:
Personal Automobile	$252.2	$159.3
Homeowners	3.5	3.1
Other	2.5	0.7

Insurance Reserves	$258.2	$163.1

Insurance Reserves:
Loss Reserves:
Case	$132.8	$97.9
Incurred but Not Reported	81.2	37.5

Total Loss Reserves	214.0	135.4
LAE Reserves	44.2	27.7

Insurance Reserves	$258.2	$163.1

Unitrin Direct (continued)

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Favorable (Adverse) Loss and LAE Reserve Development, Net (excluding Catastrophes)	$9.1	$(2.6)	$1.6	$(0.9)
Adverse Catastrophe Loss and LAE Reserve Development, Net	(0.2)	—	—	—

Total Favorable (Adverse) Loss and LAE Reserve Development, Net	$8.9	$(2.6)	$1.6	$(0.9)

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	5.5%	-1.8%	1.0%	-0.6%

On February 13, 2009, the Company completed its acquisition of Direct Response in a cash transaction. Direct Response specializes in the sale of personal automobile insurance through direct mail and the Internet through web insurance portals and its own websites, Response.com and Teachers.com. The results for Direct Response are included in the Unitrin Direct business segment from the date of acquisition. Direct Response had earned premiums of $83.9 million from the date of acquisition through September 30, 2009. For the three months ended September 30, 2009, Direct Response had earned premiums of $33.1 million. Unitrin Direct is in the process of combining its existing back office operations with those of Direct Response to further improve Unitrin Direct’s operating efficiencies over time.

Excluding the impact of the Direct Response acquisition, Earned Premiums in the Unitrin Direct segment decreased by $38.8 million and $18.7 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008. During the second half of 2008, the Unitrin Direct segment began to moderate its marketing spending while modifying its direct mail marketing program to target a better response rate and place greater emphasis on improving Losses and LAE as a percentage of Earned Premiums through improved premium rate adequacy and improved insurance risk selection. The Unitrin Direct segment has implemented and continues to implement rate increases in most states, with more significant rate increases to be implemented for the Direct Response book of business. The Unitrin Direct segment has temporarily suspended writing new business using Direct Response’s distribution channels and insurance products until certain rate increases and product changes are implemented. The Unitrin Direct segment expects earned premiums to decline in 2010 due largely to its efforts to improve premium rate adequacy for Direct Response.

Net Investment Income increased by $7.2 million and $4.5 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008, due primarily to higher levels of investments allocated to the Unitrin Direct segment, due in part to the acquisition of Direct Response, and higher net investment income from certain investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting. The Unitrin Direct segment reported net investment income of $1.8 million and $2.3 million from investments in limited liability investment companies and limited partnerships for the nine and three months ended September 30, 2009, respectively, compared to net investment losses of $1.4 million and $0.6 million for the same periods in 2008.

The Unitrin Direct segment reported an Operating Loss of $18.4 million for the nine months ended September 30, 2009, compared to an Operating Loss of $36.6 million for the same period in 2008. Operating Loss for Direct Response was $11.4 million from the date of acquisition through September 30, 2009, and included restructuring costs of $6.5 million and a charge of $1.5 million to write off goodwill. Excluding the Operating Loss from Direct Response, the Unitrin Direct segment’s Operating Loss was $7.0 million for the nine months ended September 30, 2009, compared to $36.6 million for the same period in 2008. For the three months ended September 30, 2009, the Unitrin Direct segment reported Operating Profit of $0.6 million, compared to an Operating Loss of $13.9 million for the same period in 2008. Operating Profit for Direct Response was $0.7 million for the three months ended September 30, 2009 and included restructuring costs of $1.0 million. Excluding the Operating Profit from Direct Response, the Unitrin Direct segment’s Operating Loss was $0.1 million for the three months ended September 30, 2009, compared to an Operating Loss of $13.9 million for the same period in 2008. Excluding the impact of the acquisition of Direct Response, operating results in the Unitrin Direct segment improved for the nine and three months ended September 30, 2009, compared to the same periods in 2008, due primarily to lower volume of unprofitable business, lower Incurred Losses and LAE, lower Insurance Expenses and the higher Net Investment Income.

Unitrin Direct (continued)

Incurred Losses and LAE as a percentage of earned premiums for the Unitrin Direct segment’s book of business was significantly higher than that required to produce an underwriting profit for the nine and three months ended September 30, 2009 and 2008. Underwriting profit is a non-GAAP measure of profitability before tax used by insurance companies to measure the profits directly related to earned premiums. Accordingly, underwriting profit excludes net investment income, whereas Operating Profit, a GAAP measure, includes net investment income. Incurred Losses and LAE (excluding loss reserve development and the impact of the Direct Response acquisition) as a percentage of earned premiums were 79.5% and 76.4% for the nine and three months ended September 30, 2009, respectively, compared to 83.2% and 86.0% for the same periods in 2008. Incurred Losses and LAE (excluding loss reserve development and the impact of the Direct Response acquisition) as a percentage of earned premiums improved in 2009 due primarily to the impact of the premium rate increases implemented in 2008 and 2009. Incurred Losses and LAE, excluding the impact of the Direct Response acquisition, decreased by $50.6 million and $23.9 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008, due primarily to the lower volume of earned premiums and, to a lesser extent, the lower percentage of incurred losses and LAE to earned premiums and the impact of higher favorable loss and LAE reserve development (which recognizes changes in estimates of prior year reserves in the current period) in 2009, compared to 2008. Favorable loss and LAE reserve development for the Unitrin Direct segment was $8.9 million and $1.6 million for the nine and three months ended September 30, 2009, respectively, compared to adverse development of $2.6 million and $0.9 million for the same periods in 2008. See MD&A, “Critical Accounting Estimates,” in the 2008 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE. Catastrophe losses and LAE, excluding the impact of the Direct Response acquisition, for the Unitrin Direct segment were $2.1 million and $0.7 million for the nine and three months ended September 30, 2009, respectively, compared to $2.6 million and $1.0 million for the same periods in 2008.

Insurance Expenses were $85.0 million and $25.5 million for the nine and three months ended September 30, 2009, respectively, compared to $76.5 million and $25.1 million for the same periods in 2008. Insurance Expenses for Direct Response, including restructuring costs and the charge to write off goodwill, were $24.3 million and $7.2 million from the date of acquisition through September 30, 2009 and for the three months ended September 30, 2009, respectively. Insurance Expenses, excluding the impact of the Direct Response acquisition, decreased by $15.8 million and $6.8 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008, due primarily to lower marketing expense. Marketing spending, excluding the impact of the Direct Response acquisition, decreased by $10.0 million and $3.3 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008.

Unitrin Direct reported a Net Loss of $9.7 million for the nine months ended September 30, 2009, compared to a Net Loss of $22.2 million for the same period in 2008. Excluding a Net Loss of $7.0 million from Direct Response from the date of the acquisition through September 30, 2009, the Unitrin Direct segment recorded a Net Loss of $2.7 million for the nine months ended September 30, 2009, compared to a Net Loss of $22.2 million for the nine months ended September 30, 2008. For the three months ended September 30, 2009, the Unitrin Direct segment recorded Net Income of $1.3 million, compared to a Net Loss of $8.5 million for the same period in 2008. Excluding Net Income of $0.6 million from Direct Response, Unitrin Direct recorded Net Income of $0.7 million for the three months ended September 30, 2009, compared to a Net Loss of $8.5 million for the same period in 2008. Net results improved due primarily to the improvements in operating results. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $7.3 million and $2.6 million for the nine and three months ended September 30, 2009, respectively, compared to $4.6 million and $1.6 million for the same periods in 2008.

The Unitrin Direct segment has implemented and continues to implement several initiatives to improve its operating results. These initiatives have resulted in a decrease in new business. Typically, incurred losses and LAE as a percentage of earned premiums for personal automobile insurance are higher for new business than they are for renewal business. As the Unitrin Direct book of business matures and premium rate increases are implemented at renewal and earned over the terms of the policies, the Company expects losses and LAE as a percentage of Earned Premiums for the renewal book of business to decrease. Unitrin Direct anticipates its marketing spending will increase moderately in 2010, compared to 2009. The Unitrin Direct segment continues to adjust its operating scale by eliminating redundant back office operations and reducing staff. Unitrin Direct has closed certain office locations and reduced staff, including staff at Direct Response, by approximately 30% in 2009. Total restructuring costs incurred related to these

Unitrin Direct (continued)

expense savings initiatives were $7.1 million and $1.2 million for the nine and three months ended September 30, 2009, respectively. The Unitrin Direct segment anticipates that these initiatives will significantly improve its operating results for the fourth quarter of 2009, compared to the same period in 2008. However, the Company does not anticipate that the Unitrin Direct segment will be profitable for the full year in 2009 and expects Unitrin Direct to be approximately break-even for the full year in 2010.

Life and Health Insurance

Selected financial information for the Life and Health Insurance segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Earned Premiums:
Life	$301.1	$299.0	$100.0	$101.4
Accident and Health	118.9	119.7	40.1	40.5
Property	70.5	76.4	21.7	23.1

Total Earned Premiums	490.5	495.1	161.8	165.0
Net Investment Income	167.4	135.1	60.9	45.1
Other Income	0.7	0.9	0.2	0.2

Total Revenues	658.6	631.1	222.9	210.3
Policyholders’ Benefits and Incurred Losses and LAE	328.6	350.1	104.5	134.3
Insurance Expenses	211.1	221.0	70.6	77.7

Operating Profit (Loss)	118.9	60.0	47.8	(1.7)
Income Tax Benefit (Expense)	(41.2)	(21.9)	(16.1)	0.6

Net Income (Loss)	$77.7	$38.1	$31.7	$(1.1)

Insurance Reserves

(Dollars in Millions)	Sept. 30, 2009	Dec. 31, 2008
Insurance Reserves:
Future Policyholder Benefits	$2,950.2	$2,912.5
Incurred Losses and LAE:
Life	39.5	36.6
Accident and Health	24.7	23.6
Property	28.2	23.0

Total Incurred Losses and LAE	92.4	83.2

Insurance Reserves	$3,042.6	$2,995.7

Life and Health Insurance (continued)

Results for Primesco and its subsidiaries, acquired by the Company on April 1, 2008, are included in the Company’s results of operations from the date of acquisition.

Earned Premiums in the Life and Health Insurance segment decreased by $4.6 million for the nine months ended September 30, 2009, compared to the same period in 2008. Earned Premiums in the Life and Health Insurance segment for the nine months ended September 30, 2009 included earned premiums of $12.6 million in the first quarter of 2009 (consisting of $9.8 million from life insurance, $1.9 million from accident and health insurance and $0.9 million from property insurance) from the Primesco acquisition with no corresponding amount in the first quarter of 2008.

Excluding the impact of the Primesco acquisition, Earned Premiums in the Life and Health Insurance segment decreased by $17.2 million and $3.2 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008. Earned premiums on life insurance decreased by $7.7 million and $1.4 million for the nine and three months ended September 30, 2009, respectively, due primarily to lower volume, partially offset by higher average premium rates. Earned premiums on accident and health insurance decreased by $2.7 million and $0.4 million for the nine and three months ended September 30, 2009, respectively, as the volume of limited benefit medical and Medicare supplement products declined by $6.8 million and $2.3 million, respectively, while higher average premium rates for those same products increased earned premiums by $4.1 million and $1.9 million, respectively. Earned premiums on property insurance sold by the Life and Health Insurance segment’s career agents decreased by $6.8 million and $1.4 million for the nine and three months ended September 30, 2009, respectively, due primarily to lower volume, due in part to the Life and Health Insurance segment’s strategy to reduce its catastrophe exposure through the non-renewal of dwelling coverage in certain coastal areas and the continued run-off of dwelling coverage in all other markets, partially offset by lower catastrophe reinsurance premiums.

Catastrophe reinsurance premiums, which reduce the Life and Health Insurance segment’s earned premiums on property insurance, decreased by $5.2 million and $4.3 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008. Catastrophe reinsurance premiums included reinsurance premiums of $4.1 million for both the nine and three months ended September 30, 2008 to reinstate catastrophe reinsurance coverage following Hurricanes Dolly, Gustav and Ike. Excluding the impact of the reinsurance premium to reinstate catastrophe reinsurance coverage in 2008, catastrophe reinsurance premiums decreased by $1.0 million for the nine months ended September 30, 2009 due primarily to lower premium volume resulting in part from reduced coastal exposures and a decrease in the Life and Health Insurance segment’s upper limits of reinsurance coverage. The Life and Health Insurance segment purchased catastrophe reinsurance coverage of $32.0 million in excess of a retention of $8.0 million under its 2009 catastrophe reinsurance program, compared to reinsurance coverage of $74.0 million in excess of a retention of $6.0 million under its 2008 catastrophe reinsurance program.

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

Life and Health Insurance (continued)

Net Investment Income increased by $32.3 million for the nine months ended September 30, 2009, compared to the same period in 2008, due primarily to higher net investment income from investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting and $5.4 million of net investment income from Primesco in the first quarter of 2009 with no corresponding amount in the same period in 2008, partially offset by lower net investment income from investments in fixed maturities and short-term investments. Net Investment Income increased by $15.8 million for the three months ended September 30, 2009, compared to the same period in 2008, due primarily to higher net investment income from investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting, partially offset by lower net investment income from investments in fixed maturities and short-term investments. The Life and Health Insurance segment reported net investment income of $22.1 million and $12.9 million from its investments in limited liability investment companies and limited partnerships for the nine and three months ended September 30, 2009, respectively, compared to net investment losses of $16.2 million and $5.1 million for the same periods in 2008.

Operating Profit in the Life and Health Insurance segment increased by $58.9 million for the nine months ended September 30, 2009, compared to the same period in 2008, due primarily to the higher net investment income and lower catastrophe losses and LAE, net of reinsurance, on property insurance sold by the Life and Health Insurance segment’s career agents, lower insurance expenses as a percentage of earned premiums, partially offset by higher policyholders’ benefits and incurred losses as a percentage of earned premiums on life, accident and health insurance. Operating Profit in the Life and Health Insurance segment increased by $49.5 million for the three months ended September 30, 2009, compared to the same period in 2008, due primarily to lower catastrophe losses and LAE, net of reinsurance, on property insurance, higher net investment income, lower insurance expenses as a percentage of earned premiums and lower policyholders’ benefits as a percentage of earned premiums on life insurance.

Policyholders’ Benefits and Incurred Losses and LAE decreased by $21.5 million for the nine months ended September 30, 2009, compared to the same period in 2008, due primarily to lower catastrophe losses and LAE, net of reinsurance, on property insurance, partially offset by the inclusion in the first quarter of 2009 of Policyholders’ Benefits and Incurred Losses and LAE resulting from the acquisition of Primesco. Catastrophe losses and LAE, net of reinsurance, (including development) were $14.1 million for the nine months ended September 30, 2009, compared to $39.5 million for the same period in 2008. No hurricanes occurred during the first nine months of 2009 that impacted the Life and Health Insurance segment. Catastrophe losses and LAE, net of reinsurance, for the nine months ended September 30, 2008 included losses of $22.7 million from three hurricanes (Dolly, Gustav and Ike) that occurred in the third quarter of 2008. Adverse loss reserve development on property insurance was $10.8 million (including adverse development of $7.9 million on catastrophes) for the nine months ended September 30, 2009, compared to adverse development of $11.3 million (including adverse development of $9.1 million on catastrophes) in the same period in 2008. The Life and Health Insurance segment has a number of pending legal matters related to catastrophes and storms, including Hurricanes Dolly, Rita, Katrina and Ike, and could continue to report either favorable or unfavorable catastrophe reserve development in future periods depending on the resolution of these matters.

Policyholders’ Benefits and Incurred Losses and LAE decreased by $29.8 million for the three months ended September 30, 2009, compared to the same period in 2008, due primarily to lower catastrophe losses and LAE, net of reinsurance on property insurance and lower mortality on life insurance. Catastrophe losses and LAE, net of reinsurance, (including development) were $4.6 million for the three months ended September 30, 2009, compared to $30.4 million for the same period in 2008. No hurricanes occurred during the third quarter of 2009 that impacted the Life and Health Insurance segment. Catastrophe losses and LAE, net of reinsurance, for the three months ended September 30, 2008 included losses of $22.7 million from three hurricanes (Dolly, Gustav and Ike) that occurred in the third quarter of 2008. Adverse loss reserve development on property insurance was $4.1 million for the three months ended September 30, 2009 and was primarily associated with Hurricanes Dolly and Ike, compared to adverse development of $7.6 million (including adverse development of $7.1 million on catastrophes, of which $6.8 million was associated with Hurricane Rita) in the same period in 2008. Catastrophe reserve development for the three months ended September 30, 2009 and 2008 was due primarily to various legal matters related to the catastrophe and storm events referred to above.

Insurance Expenses decreased by $9.9 million for the nine months ended September 30, 2009, compared to the same period in 2008, due primarily to lower commission expense and lower expense related to home and field office operations, partially offset by the inclusion of insurance expense from Primesco in the first quarter of 2009 with no corresponding amount in the first quarter of 2008. Insurance Expenses decreased by $7.1 million for the three months ended September 30, 2009, compared to the same period in 2008,

Life and Health Insurance (continued)

due primarily to lower commission expense and lower expense related to home office operations. Since the 2008 acquisition of Primesco, the Life and Health Insurance segment has incurred certain redundant expenses associated with maintaining Primesco’s home office and has focused on eliminating these redundant expenses by consolidating the Primesco home office operations into the Career Agency Companies home office. The consolidation of the two home offices was substantially completed during the first quarter of 2009 and has resulted in lower home office expenses as a percentage of earned premiums from the additional scale provided by the acquisition. Because the redundant home office expenses, which were incurred throughout 2008, were substantially eliminated by the end of the first quarter of 2009, the Life and Health Insurance segment anticipates that its home office expenses will continue to decrease during the fourth quarter of 2009, compared to the same period in 2008. For a period of time following major hurricanes such as Ike and Gustav in 2008, certain employees, whose compensation is typically classified as Insurance Expenses, temporarily assist the Life and Health Insurance segment’s claim function and a proportionate amount of their compensation is then classified as LAE instead of as Insurance Expenses. Other insurance expenses decreased in the nine months ended September 30, 2009 in part due to a greater proportion of such compensation classified as LAE in the first quarter of 2009, compared to the same period in 2008.

Net Income in the Life and Health Insurance segment was $77.7 million for the nine months ended September 30, 2009, compared to $38.1 million for the same period in 2008. Net Income in the Life and Health Insurance segment was $31.7 million for the three months ended September 30, 2009, compared to a Net Loss of $1.1 million, for the same period in 2008.

Fireside Bank

Selected financial information for the Fireside Bank segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Interest, Loan Fees and Earned Discount	$139.4	$181.7	$41.2	$59.0
Other Automobile Finance Revenues	3.0	3.9	0.9	1.1

Total Automobile Finance Revenues	142.4	185.6	42.1	60.1
Net Investment Income	2.3	3.5	0.6	0.7

Total Revenues	144.7	189.1	42.7	60.8

Provision for Loan Losses	50.1	99.4	14.4	26.2
Interest Expense on Certificates of Deposits	34.6	45.0	10.1	14.3
General and Administrative Expenses	61.5	71.9	14.8	21.6

Operating Profit (Loss)	(1.5)	(27.2)	3.4	(1.3)
Income Tax Benefit (Expense)	(5.8)	6.7	(1.0)	(4.0)

Net Income (Loss)	$(7.3)	$(20.5)	$2.4	$(5.3)

Automobile Loan Originations	$77.0	$475.6	$—	$110.7

Weighted-Average Interest Yield on Certificates of Deposits	4.9%	4.8%

Automobile Loan Receivables

(Dollars in Millions)	Sept. 30, 2009	Dec. 31, 2008
Sales Contracts and Loans Receivable	$874.4	$1,213.1
Unearned Discounts and Deferred Fees	(7.2)	(14.4)

Net Automobile Loan Receivables Outstanding	867.2	1,198.7
Reserve for Loan Losses	(98.5)	(120.1)

Automobile Loan Receivables	$768.7	$1,078.6

Fireside Bank (continued)

Automobile Loan Receivables

	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding
(Dollars in Millions)	Sept. 30, 2009		December 31, 2008
Current Loan Balances	$549.6	63.4%	$738.3	61.6%
Delinquent Loan Balances:
Less than 30 Days Delinquent	230.8	26.6%	312.6	26.1%
30 Days to 59 Days Delinquent	63.6	7.3%	103.0	8.6%
60 Days to 89 Days Delinquent	17.5	2.0%	32.8	2.7%
Delinquent 90 Days and Greater	5.7	0.7%	12.0	1.0%

Net Automobile Loan Receivables Outstanding	867.2	100.0%	1,198.7	100.0%

Reserve for Loan Losses	(98.5)		(120.1)

Automobile Loan Receivables	$768.7		$1,078.6

Ratio of Reserve for Loan Losses to Net Automobile Loan Receivables Outstanding	11.4%		10.0%

Reserve For Loan Losses

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Reserve for Loan Losses - Beginning of Period	$120.1	$148.4	$108.3	$152.2
Provision for Loan Losses	50.1	99.4	14.4	26.2
Net Charge-off:
Automobile Loan Receivables Charged-off	(99.1)	(139.5)	(32.2)	(48.7)
Automobile Loan Receivables Recovered	27.4	31.2	8.0	9.8

Net Charge-off	(71.7)	(108.3)	(24.2)	(38.9)

Reserve for Loan Losses - End of Period	$98.5	$139.5	$98.5	$139.5

Capital

(Dollars in Millions)	Sept. 30, 2009	Dec. 31, 2008
Capital	$231.5	$239.6

On March 24, 2009, Unitrin announced that Fireside Bank would be suspending all new lending activity as part of a plan to exit the automobile finance business. The exit plan envisions an orderly wind-down of Fireside Bank’s operations over the next several years. Fireside Bank will continue to collect outstanding loan balances and make interest payments and redemptions on outstanding certificates of deposits in the ordinary course of business. Following the announcement, Fireside Bank ceased accepting new loan applications. Fireside Bank also has ceased opening new certificate of deposit accounts. Fireside Bank closed all of its branch offices during 2009. Fireside Bank’s remaining operations are conducted from its home office housing a collection call center in California and from a collection call center in Arizona. In addition to restructuring costs of $6.1 million after tax incurred in the first nine months of 2009, Fireside Bank expects to incur early lease termination costs ranging from $2.4 million to $5.3 million after tax and employee termination costs ranging from $3.2 million to $6.3 million after tax during the next several years in connection with the exit plan.

Fireside Bank (continued)

While in its early stages, the exit plan thus far has favorably exceeded the Company’s expectations. Net Automobile Loan Receivables Outstanding has declined steadily to $867.2 million at September 30, 2009 from $1,125.2 million at March 31, 2009, while Certificates of Deposits declined to $758.6 million at September 30, 2009 from $1,054.4 million at March 31, 2009. Fireside Bank’s cash and investments totaled $177.4 million, or 23.4% of Certificates of Deposits at September 30, 2009, compared to $204.7 million, or 19.4% of Certificates of Deposits at March 31, 2009. The Company expects that the Fireside Bank segment will record approximately break-even results for the fourth quarter of 2009. Fireside Bank’s ratio of Tier 1 capital to total average assets increased from 15.6% at March 31, 2009 to 19.3% at September 30, 2009. The Company expects that Fireside Bank’s ratio of Tier 1 capital to total average assets will continue to increase in the fourth quarter of 2009.

Interest, Loan Fees and Earned Discounts in the Fireside Bank segment decreased by $42.3 million and $17.8 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008, due primarily to lower levels of Sales Contracts and Loans Receivable. Sales Contracts and Loans Receivable were $874.4 million at September 30, 2009, compared to $1,298.0 million at September 30, 2008. Fireside Bank has no loans outstanding that are secured by real estate. Fireside Bank has not sold or securitized any portion of its loan portfolio.

The Fireside Bank segment reported an Operating Loss of $1.5 million and Operating Profit of $3.4 million for the nine and three months ended September 30, 2009, respectively, compared to Operating Losses of $27.2 million and $1.3 million, respectively, for the same periods in 2008. Operating results improved due primarily to lower Provision for Loan Losses, Interest Expense on Certificates of Deposits, and General and Administrative Expenses, partially offset by lower Interest, Loan Fees and Earned Discounts.

The Provision for Loan Losses decreased by $49.3 million and $11.8 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008, due primarily to the reduced level of Automobile Loan Originations, partially offset by the impact of higher additions to the Reserve for Loan Losses for automobile loans originated in prior years. The Reserve for Loan Losses is maintained at a level that considers such factors as actual and expected loss experience, regulatory environment and economic conditions to provide for estimated loan losses. Any change in these factors will result in either an addition or reduction to the Provision for Loan Losses in future quarters. Net Charge-off decreased by $36.6 million and $14.7 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008, due to the lower level of Net Automobile Loan Receivables Outstanding, improved collection results and improvements in the quality of Fireside Bank’s loan portfolio. The improved collection results were partially the result of Fireside Bank’s maintaining a higher ratio of collectors to the number of delinquent customer accounts than in prior periods. Approximately 65% of Net Automobile Loan Receivables are concentrated in the state of California, where the unemployment rate has been higher than the national average during the current recession.

Fireside Bank’s loan portfolio delinquency typically follows a seasonal pattern in which quarter-end delinquency is at its highest point at the end of the year, at its lowest point at the end of the first quarter, and then trends higher at the end of the second and third quarters. Loan portfolio delinquency has continued to follow that same pattern for the first three quarters of 2009. The Company believes that loan portfolio delinquency will likely follow a similar pattern for the remainder of 2009. At the same time, Fireside Bank also expects that while delinquent accounts measured in dollars will continue to decline as the loan portfolio declines, delinquency as a percentage of loans outstanding may increase compared to the same periods in prior years. Fireside Bank has historically had many customers who have fallen behind one or two loan payments, but have continued to make regular monthly payments. Fireside Bank expects that the number of these delinquent, but regularly paying, customers will decline at a slower pace than the overall loan portfolio and, accordingly, will comprise a greater percentage of the loan portfolio over time.

Interest Expense on Certificates of Deposits decreased by $10.4 million and $4.2 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008, due primarily to lower levels of deposits.

Fireside Bank (continued)

General and Administrative Expenses decreased by $10.4 million and $6.8 million for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008. Fireside Bank incurred $10.3 million and $1.5 million of pre-tax restructuring charges for the nine and three months ended September 30, 2009, respectively, related to its plan to exit the automobile finance business. Fireside Bank incurred $5.0 million of pre-tax restructuring charges for first nine months ended September 30, 2008, related to the consolidation of its branch operations from 26 California branches at December 31, 2007 to eight California branches at September 30, 2008 and the centralization of its collection operations into the two call centers.

The Fireside Bank segment reported a Net Loss of $7.3 million and Net Income of $2.4 million for the nine and three months ended September 30, 2009, respectively, compared to a Net Loss of $20.5 million and a Net Loss of $5.3 million for the same periods in 2008. Income tax expense for the nine months ended September 30, 2009 included tax expense of $6.3 million for an increase in the valuation allowance for deferred state income taxes, net of federal benefit, due to the decision to exit the automobile finance business. Income tax expense for the three months ended September 30, 2009 included a tax benefit of $0.5 million for a decrease in the valuation allowance for deferred state income taxes, net of federal income taxes due to the improving results of the exit plan. Income tax expense for the nine and three months ended September 30, 2008 included tax expense of $4.4 million to establish a valuation allowance for deferred state income taxes, net of federal benefit. The Fireside Bank segment’s effective tax rate differs from the Federal statutory tax rate due primarily to state income taxes.

Investment Results

Net Investment Income increased by $43.7 million and $29.6 million for the nine months and three months ended September 30, 2009, respectively, compared to the same periods in 2008, due primarily to higher investment income from investments in limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting, partially offset by lower dividend income from investments in equity securities and lower investment income from short-term investments. Net investment income from limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting was $29.3 million and $24.8 million for the nine and three months ended September 30, 2009, respectively, compared to net investment losses of $28.6 million and $9.9 million, respectively, for the same periods in 2008. Net investment income from limited liability investment companies and limited partnerships which the Company accounts for under the equity method of accounting increased due primarily to increased investment returns. Dividend income from investments in equity securities decreased due primarily to sales of the vast majority of the Company’s investments in Northrop common stock and other publicly-traded common stocks during 2008. Net Investment Income from short-term investments decreased due primarily to substantially lower yields and, to a lesser extent, a lower level of short-term investments.

Investment Results (continued)

Total Comprehensive Investment Gains (Losses) are comprised of Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings that are reported in the Condensed Consolidated Statement of Operations and unrealized investment gains and losses that are not reported in the Condensed Consolidated Statement of Operations, but rather are reported in the Consolidated Statement of Comprehensive Income (Loss). The components of Total Comprehensive Investment Gains (Losses) for the nine and three months ended September 30, 2009 and 2008 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Fixed Maturities:
Recognized in Statement of Operations:
Gains on Sales	$7.3	$4.6	$3.9	$0.1
Losses on Sales	(0.3)	(5.2)	(0.2)	(4.0)
Net Impairment Losses Recognized in Earnings	(41.2)	(23.2)	(14.5)	(21.5)

Total Recognized in Statement of Operations	(34.2)	(23.8)	(10.8)	(25.4)
Recognized in Other Comprehensive Gains (Losses)	270.9	(217.6)	209.6	(137.6)

Total Comprehensive Investment Gains (Losses) on Fixed Maturities	236.7	(241.4)	198.8	(163.0)

Equity Securities:
Recognized in Statement of Operations:
Gains on Sales	9.8	76.3	8.3	36.9
Losses on Sales	—	(10.4)	—	(4.8)
Net Impairment Losses Recognized in Earnings	(8.0)	(75.7)	—	(50.6)

Total Recognized in Statement of Operations	1.8	(9.8)	8.3	(18.5)
Recognized in Other Comprehensive Gains (Losses)	42.5	(292.7)	18.5	(119.3)

Total Comprehensive Investment Gains (Losses) on Equity Securities	44.3	(302.5)	26.8	(137.8)

Other Investments:
Recognized in Statement of Operations:
Gains on Sales	—	1.5	—	—
Losses on Sales	(0.1)	(0.1)	(0.1)	—
Trading Securities Net Gains (Losses)	0.9	(1.2)	0.5	(0.7)

Total Recognized in Statement of Operations	0.8	0.2	0.4	(0.7)

Total Comprehensive Investment Gains (Losses)	$281.8	$(543.7)	$226.0	$(301.5)

Recognized in Statement of Operations	$(31.6)	$(33.4)	$(2.1)	$(44.6)
Recognized in Other Comprehensive Income (Loss)	313.4	(510.3)	228.1	(256.9)

Total Comprehensive Investment Gains (Losses)	$281.8	$(543.7)	$226.0	$(301.5)

Total Comprehensive Investment Gains for the nine and three months ended September 30, 2009 included unrealized gains of $311.7 million and $227.9 million before tax, respectively, and gains from foreign currency translation adjustments on investments of $1.7 million and $0.2 million before tax, respectively. Total Comprehensive Investment Gains for the nine and three months ended September 30, 2008 included unrealized losses of $509.4 million and $256.0 million before tax, respectively, and losses from foreign currency translation adjustments on investments of $0.9 million and $0.9 million before tax, respectively.

Investment Quality and Concentrations

The Company’s fixed maturity investment portfolio is comprised primarily of high grade bonds due at a single maturity date. At September 30, 2009, nearly 95% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poor’s (“S & P”); a rating of Aaa, Aa, A or Baa from Moody’s; or a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. The Company has not made significant investments in securities that are directly related to sub-prime residential mortgage loans or commercial mortgage loans including, but not limited to, collateralized debt obligations and structured investment vehicles.

The following table summarizes the credit quality of the fixed maturity investment portfolio at September 30, 2009 and December 31, 2008:

		September 30, 2009		December 31, 2008
NAIC Rating	Standard & Poor’s Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,671.0	80.6%	$3,464.5	83.7%
2	BBB	648.0	14.2%	449.5	10.9%
3	BB	129.7	2.9%	89.3	2.2%
4	B	25.7	0.6%	42.9	1.0%
5	CCC	61.2	1.3%	76.9	1.9%
6	In or Near Default	16.4	0.4%	12.8	0.3%

Total Investments in Fixed Maturities		$4,552.0	100.0%	$4,135.9	100.0%

Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $16.4 million and $33.4 million at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, the Company had $1,594.0 million of investments in obligations of states, municipalities and political subdivisions, of which $572.8 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment strategy has always been to focus on the underlying credit rating of the issuer and not to rely upon the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the average underlying rating of the Company’s investments in obligations of states, municipalities and political subdivisions, is AA, the majority of which consists of direct obligations of a state.

The following table summarizes the credit enhanced ratings and underlying ratings of the Company’s investments in obligations of states, municipalities and political subdivisions, which are included in the preceding table of the credit quality of the Company’s entire portfolio of investments in fixed maturities, at September 30, 2009:

	Credit Enhanced Rating		Underlying Rating
	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
AAA	$291.6	18.3%	$287.3	18.0%
AA	1,161.5	72.9%	1,133.6	71.2%
A	108.0	6.8%	140.2	8.8%
BBB	30.9	1.9%	30.9	1.9%
Below Investment Grade or Unrated	2.0	0.1%	2.0	0.1%

Total Investments in States, Municipalities and Political Subdivisions	$1,594.0	100.0%	$1,594.0	100.0%

Investment Quality and Concentrations (continued)

The following table summarizes the fair value of the Company’s investments in Fixed Maturities by industry at September 30, 2009 and December 31, 2008:

(Dollars in Millions)	Sept. 30, 2009	Dec. 31, 2008
States, Municipalities and Political Subdivisions	$1,594.0	$1,308.5
Manufacturing	997.7	877.2
U.S. Government and Government Agencies and Authorities	786.0	979.1
Banking, Finance, Insurance and Real Estate	608.5	546.6
Transportation, Communication and Utilities	251.1	193.0
Services	174.4	119.6
Mining	57.3	44.3
Wholesale Trade	33.8	30.5
Retail Trade	33.7	25.4
Other	15.5	11.7

Total Investments in Fixed Maturities	$4,552.0	$4,135.9

Fifty-six companies comprised over 75% of the Company’s fixed maturity exposure to the Manufacturing industry at September 30, 2009, with the two largest exposures, United Technologies Corporation and Caterpillar Inc., each comprising 2.5%, or $25.0 million, of the Company’s fixed maturity exposure to such industry. Twenty-four companies comprised over 75% of the Company’s exposure to the Banking, Finance, Insurance and Real Estate industry at September 30, 2009, with the largest single exposure, Special Value Opportunity Fund auction rate preferred stocks, comprising 10.6%, or $64.4 million, of the Company’s fixed maturity exposure to such industry.

The Company also has exposure to the Banking, Finance, Insurance and Real Estate industries by virtue of its investments in perpetual preferred stocks of issuers in these industries. The fair value of such investments was $91.0 million at September 30, 2009.

Investment Quality and Concentrations (continued)

The following table summarizes the fair value of the Company’s ten largest investment exposures at September 30, 2009:

(Dollars in Millions)
U.S. Treasury Bonds, Notes and Bills:
Fixed Maturities	$257.0
Short Term	126.2

Total U.S. Treasuries	383.2

Ginnie Mae:
Fixed Maturities	319.8
Tennebaum Capital Partners Sponsored Entities:
Fixed Maturities	64.4
Limited Liability Investment Companies and Limited Partnerships	181.4

Total Tennebaum Capital Partners Sponsored Entities	245.8

Intermec:
Investment in Investee	178.5
Fannie Mae:
Fixed Maturities	110.3
Short Term	0.2

Total Fannie Mae	110.5

State of Louisiana and Political Subdivisions Thereof:
Fixed Maturities	89.5
State of Texas and Political Subdivisions Thereof:
Fixed Maturities	86.1
State of Wisconsin and Political Subdivisions Thereof:
Fixed Maturities	83.1
State of Washington and Political Subdivisions Thereof:
Fixed Maturities	77.2
State of Georgia and Political Subdivisions Thereof:
Fixed Maturities	71.0

Total	$1,644.7

At September 30, 2009, the Company’s fixed maturity investments in U.S. Treasury securities consisted of various maturities principally ranging from less than one year to 21 years with an effective duration of less than five years. The Company’s short-term investments in U.S. Treasury securities consisted of $94.6 million of U.S. Treasury Bills typically with maturities of less than one week and $31.6 million of U.S. Treasury Bonds and Notes with a maturity of less than one year at the date of purchase. In addition to these investments, the Company had $173.7 million invested in overnight repurchase agreements, primarily collateralized by securities issued by the U.S. government, and $171.0 million invested in money market funds which principally invest in U.S. Treasury securities. At the time of borrowing, the repurchase agreements generally require the borrower to provide to the Company collateral at least equal to the amount borrowed. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed.

Investment Quality and Concentrations (continued)

The Company has exposure to the residential mortgage industry primarily by virtue of its investments in Ginnie Mae, Fannie Mae, the Federal Home Loan Banks (“FHLB”), U.S. Department of Housing and Urban Development (“HUD”) and Freddie Mac. The fair value of the Company’s investments in fixed maturities issued by Ginnie Mae, Fannie Mae, FHLB, HUD and Freddie Mac were $319.8 million, $110.3 million, $64.4 million, $17.2 million and $4.7 million, respectively, at September 30, 2009. Fannie Mae, FHLB and Freddie Mac are each U.S. government sponsored and federally chartered entities, which are privately capitalized, whereas Ginnie Mae is a U.S. government-owned corporation. Securities issued by Ginnie Mae and HUD are backed by the full faith and credit of the U.S. government. On September 7, 2008, Fannie Mae and Freddie Mac were placed in conservatorship. Approximately 71% of the Company’s investments in the fixed maturities of Fannie Mae, FHLB and Freddie Mac are in general obligations issued by Fannie Mae, FHLB and Freddie Mac, with the balance invested in various mortgage-backed securities (“MBS”). While each general obligation is fixed in its maturity, 87% of the Company’s investments in these general obligations are callable by the issuer prior to their maturity. In contrast, principal payments of MBS securities vary with the underlying mortgages associated with them. The Company has no exposures to interest-only or principal-only investment strips. The Company’s investments in Ginnie Mae securities consist of various mortgage pools and pass-through certificates. Ginnie Mae guarantees the payment of principal and interest on these securities, which vary with the underlying mortgages. In addition to the Company’s investments in Fannie Mae, Ginnie Mae, FHLB, HUD and Freddie Mac securities, the Company had investments in other U.S. government sponsored or owned corporations totaling $12.6 million at September 30, 2009. At September 30, 2009, the Company also owned $5.2 million of MBS issued by private companies, of which $1.7 million may be considered sub-prime.

The Company had $313.0 million invested in various limited liability investment companies and limited partnerships at September 30, 2009, of which $37.7 million was included in the Company’s Investments in Equity Securities and $275.3 million was included in Other Investments. As limited liability investment companies and limited partnerships, these entities are required to follow certain specialized industry accounting rules which require that unrealized gains and losses be included in the results of their operations. The Company is required to account for some of its investments in these entities, namely those entities in which the Company’s interest is not deemed minor, under the equity method of accounting. This specialized accounting, along with the requirement to account for some of these investments under the equity method of accounting, adds a degree of volatility to the Company’s net investment income. The Company had ownership interests totaling $181.4 million in such entities sponsored by Tennenbaum Capital Partners, LLC (“TCP”) included in Other Investments at September 30, 2009. The Company’s Investments in Fixed Maturities included an investment of $64.4 million in two redeemable, auction rate preferred stocks, rated AA by S&P and issued by one of the TCP-sponsored entities at September 30, 2009. The Company owns no other auction rate preferred stocks. TCP is a private investment firm that specializes in investing in companies undergoing change due to industry trends, economic cycles or specific company circumstances. As such, the TCP-sponsored entities in which the Company invests employ a long-term investment strategy focused on opportunities investments that may include holdings in illiquid securities such as distressed debt or leveraged loans. From time to time, the Company may also invest directly in some of the companies in which the TCP-sponsored entities invest. Such direct investments had a fair value of $15.6 million at September 30, 2009. The Company has no commitments to make future investments in TCP-sponsored entities at September 30, 2009.

The Company’s Investments in Fixed Maturities included investments in the obligations of 47 states, and municipalities and political subdivisions thereof, with a fair value of $1,594.0 million at September 30, 2009, of which $1,492.0 million are callable prior to their maturity at or above par. Certain states provide premium tax incentives to insurance companies that invest in their states. The Company has large investment concentrations in Louisiana and Georgia securities as a result of premium tax incentives.

The Company has significant exposure to changes in the fair value of one public company, Intermec, by virtue of its investment in the common stock of this company. Intermec has described itself as a leader in global supply chain solutions and in the design, development, manufacture and integration of wired and wireless automated data collection, mobile computing systems, bar code printers, label media and RFID (radio frequency identification). Intermec’s products and services are used by customers in many industries to improve productivity, quality and responsiveness of business operations, from supply chain management and enterprise resource planning to field sales and service. Intermec’s products and services are sold globally to a diverse set of customers in markets such as manufacturing, warehousing, direct store delivery, retail, consumer goods, field services, government, security, healthcare, transportation and logistics. Based on the outstanding shares of common stock reported in Intermec’s quarterly report on Form 10-Q for the quarter ended June 28, 2009, the Company owned 20.4% of Intermec’s common stock at September 30, 2009.

Investment Quality and Concentrations (continued)

Accordingly, the Company accounts for its investment in Intermec under the equity method of accounting. The Company reports its investment in Intermec at cost plus accumulated undistributed comprehensive earnings, rather than at fair value, in the Condensed Consolidated Balance Sheets. The fair value of the Company’s investment in Intermec exceeded this carrying value by $81.1 million at September 30, 2009.

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

Highbridge is a limited partnership that specializes in arbitrage and absolute return investment strategies in the global equity and corporate debt securities markets and indirectly invests in funds that purchase and sell equities, futures, swaps, forward currency contracts, exchange traded and over-the-counter options, warrants, and both convertible and non-convertible corporate bonds. On October 23, 2008, the Company submitted a full redemption notice to the Highbridge general partner. On November 21, 2008, the general partner notified the Company that the general partner was imposing a restriction on the redemption of certain assets representing 70% of the Company’s investment in Highbridge and that such assets would not be currently redeemed, but rather would be redeemed over several periods. The Company’s investment in Highbridge, which is reported in Equity Securities in the Condensed Consolidated Balance Sheet, was $17.7 million at December 31, 2008. During the nine months ended September 30, 2009, the Company received redemption proceeds from the Highbridge general partner totaling $13.6 million, of which $5.4 million were proceeds representing the Company’s share of the unrestricted assets of Highbridge and $8.2 million were proceeds representing the Company’s share of the restricted assets of Highbridge. The Company reported a realized gain on the redemptions of $0.6 million for the nine months ended September 30, 2009. The Company’s unrealized holding gain in Highbridge arising during the nine months ended September 30, 2009 was $0.8 million. The Company’s remaining investment in Highbridge was $5.5 million at September 30, 2009 and consisted solely of restricted assets.

Distressed and Mezzanine Debt and Secondary Transactions Investments

The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships, which are accounted for under the equity method of accounting and reported in Other Investments at September 30, 2009 and December 31, 2008, are summarized below:

(Dollars in Millions)	Asset Class	Unfunded Commitment Sept. 30, 2009	Carrying Value		Stated Fund Maturity Date
			Sept. 30, 2009	Dec. 31, 2008
Special Value Opportunity Fund, LLC	Distressed Debt	$—	$81.0	$69.9	7/13/2014
Tennenbaum Opportunities Fund V, LLC	Distressed Debt	—	78.1	43.3	10/10/2016
Goldman Sachs Vintage Fund IV, L.P.	Secondary Transactions	28.8	38.2	53.4	12/31/2016
Special Value Continuation Fund, LLC	Distressed Debt	—	22.3	19.1	6/30/2016
NY Life Investment Management Mezzanine Partners II, LP	Mezzanine Debt	6.5	17.6	18.9	7/31/2016
BNY Mezzanine Partners L.P.	Mezzanine Debt	3.7	13.6	12.7	4/17/2016
Other Funds		9.8	24.5	25.0	2015-2016

Total		$48.8	$275.3	$242.3

In addition, the Company has unfunded commitments of $67.3 million for investments in limited liability investment companies and limited partnerships that are not accounted for under the equity method of accounting.

Interest and Other Expenses

Interest and Other Expenses was $47.5 million and $15.5 million for the nine and three months ended September 30, 2009, respectively, compared to $46.3 million and $14.6 million for the same periods in 2008. Interest and Other Expenses increased for the nine and three months ended September 30, 2009, compared to the same periods in 2008, due primarily to higher interest cost on projected benefit obligations of postretirement benefit plans, net of expected return on plan assets.

Income Taxes

The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions and the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $41.7 million and $14.1 million for the nine and three months ended September 30, 2009, respectively, compared to $43.5 million and $15.7 million for the same periods in 2008. Tax-exempt investment income and dividends received deductions decreased for the nine and three months ended September 30, 2009, compared to the same periods in 2008, due primarily to lower dividend income from the Company’s investment in Northrop common stock, partially offset by an increase in tax-exempt investment income. State income tax expense, net of federal benefit, was $6.9 million for the nine months ended September 30, 2009, and state income tax benefit, net of federal expense, was $0.3 million for the three months ended September 30, 2009. The $6.9 million of state income tax expense, net of federal benefit, for the nine months ended September 30, 2009 includes state income tax expense of $6.3 million for an increase in the deferred tax asset valuation allowance related to state income taxes for Fireside Bank. State income tax expense, net of federal benefit, was $3.0 million and $4.4 million for the nine and three months ended September 30, 2008, respectively. The $3.0 million of state income tax expense, net of federal benefit, for the nine months ended September 30, 2008 includes state income tax expense of $4.4 million to establish a deferred tax asset valuation allowance related to state income taxes for Fireside Bank.

Liquidity and Capital Resources

The Company had no outstanding advances under the 2010 Credit Agreement at December 31, 2008. During the first quarter of 2009, the Company borrowed a net amount of $105.0 million under the 2010 Credit Agreement. Proceeds from the borrowings were used to fund a $25.0 million contribution to Unitrin’s subsidiary, United, and to make certain income tax payments and for general corporate purposes.

During the second quarter of 2009 Unitrin’s subsidiary, Primesco, sold its subsidiary, Mutual Savings Life, to United. Primesco then paid a $64.3 million dividend to Unitrin. Also during the second quarter of 2009, Unitrin’s subsidiaries United, Reliable and Union National Life Insurance Company (“Union National”), transferred certain postretirement employee benefit liabilities and cash totaling $41.2 million to Unitrin. Following these intercompany transactions, Unitrin repaid in full the advances outstanding under the 2010 Credit Agreement. There were no advances outstanding under the 2010 Credit Agreement at June 30, 2009.

During the second quarter of 2009, United entered into a series of agreements with Reliable and Union National whereby, effective May 1, 2009, Reliable and Union National co-insure 100% of their existing and new business into United. In connection with these co-insurance transactions, Reliable and Union National received regulatory approval to pay extraordinary dividends to Unitrin in such amounts as to reduce each company’s statutory capital and surplus to $10 million, effectively the minimum statutory level. Reliable and Union National paid the extraordinary dividends, totaling $117.5 million, to Unitrin during the third quarter of 2009.

Unitrin did not borrow under the 2010 Credit Agreement during the third quarter of 2009. Accordingly, there were no advances outstanding under the 2010 Credit Agreement at September 30, 2009. Undrawn letters of credit issued pursuant to the 2010 Credit Agreement were $13.1 million at both September 30, 2009 and December 31, 2008. The amount available for future borrowing was $311.9 million at September 30, 2009. Unitrin directly held cash and investments totaling $113.2 million at September 30, 2009.

Liquidity and Capital Resources (continued)

During the third quarter of 2009, management entered into negotiations for a new revolving credit agreement to replace the 2010 Credit Agreement, which was scheduled to expire on June 30, 2010. On October 30, 2009, the Company entered into the 2012 Credit Agreement, a new three-year, $245 million, unsecured, revolving credit agreement, expiring October 30, 2012, with a group of financial institutions, and the 2010 Credit Agreement was terminated. There were no borrowings under the 2010 Credit Agreement at its termination. The 2012 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2012 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Unitrin’s largest insurance subsidiaries, United and Trinity. Management estimates that it could borrow the full amount under the 2012 Credit Agreement and still meet the financial covenants contained therein. Proceeds from advances under the 2012 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness.

The 2012 Credit Agreement was undrawn on October 30, 2009. Management expects that Unitrin would be able to pay dividends to its shareholders at the current quarterly rate of $0.20 per share, meet its debt service obligations and continue to remain undrawn under the 2012 Credit Agreement for the remainder of 2009.

The lenders participating in the 2012 Credit Agreement and their aggregate commitments are presented below:

Lender	Commitment in Millions
Wells Fargo Bank, National Association	$75.0
JPMorgan Chase Bank, N.A.	65.0
The Northern Trust Company	30.0
Fifth Third Bank, an Ohio Banking Corporation	30.0
The Bank of New York Mellon	20.0
U.S. Bank National Association	15.0
Goldman Sachs Bank USA	10.0

Total Commitment	$245.0

Unitrin had $200 million of its 4.875% senior notes, due November 1, 2010 (the “4.875% Notes”) and $360 million of its 6.00% senior notes, due May 15, 2017 (the “6.00% Senior Notes”) outstanding at September 30, 2009. To provide an additional source of liquidity to Fireside Bank during the orderly wind-down of its operations, Unitrin and Fireside Bank entered into a line of credit agreement on April 20, 2009, whereby Unitrin agreed to advance up to $20 million to Fireside Bank. Fireside Bank has not drawn on the line of credit agreement with Unitrin. Other than the renegotiation of its credit agreement discussed above, Unitrin does not anticipate making significant changes to its capital structure during the fourth quarter of 2009.

Sources available for future shareholder dividend payments, capital contributions to subsidiaries, advances under the letter of credit to Fireside Bank and the payment of interest on Unitrin’s senior notes include the receipt of dividends from Unitrin’s subsidiaries and borrowings under the 2012 Credit Agreement. Various state insurance laws restrict the ability of Unitrin’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Unitrin’s non-insurance subsidiaries paid cash dividends of $66.0 million to Unitrin in the first nine months of 2009, including the $64.3 million dividend paid from Primesco to Unitrin described above. Unitrin’s direct life insurance subsidiaries paid dividends to Unitrin totaling $118.4 million, of which regulatory approval for $117.5 million, as discussed above, was required and received, during the first nine months of 2009. Unitrin does not expect to receive dividends from its direct life insurance subsidiaries for the remainder of 2009. United could, however, pay dividends totaling up to $19.0 million to Unitrin without regulatory approval during the fourth quarter of 2009.

Liquidity and Capital Resources (continued)

On February 13, 2009, Unitrin’s subsidiary, Trinity, completed its acquisition of Direct Response in a cash transaction for a total purchase price of $201.6 million. The acquisition was funded using Trinity’s internal resources. While Unitrin estimates that its property and casualty insurance subsidiary, Trinity, would be able to pay $82.8 million in dividends to Unitrin during the fourth quarter of 2009 without regulatory approval, the Company currently does not expect Trinity to pay a dividend to Unitrin in the fourth quarter of 2009, due in part to the acquisition of Direct Response. Fireside Bank has agreed not to pay dividends without the prior approval of the Federal Deposit Insurance Corporation and the California Department of Financial Institutions. The Company does not expect Fireside Bank to pay a dividend in the fourth quarter of 2009.

Quantitative measures established by bank regulations to ensure capital adequacy require Fireside Bank to maintain minimum amounts of capital. Bank regulations define capital calculations for Tier 1 capital, total risk-weighted assets and total risk-based capital. To be “well-capitalized” a financial institution must have traditionally maintained a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total average assets of 5% or greater. Fireside Bank had ratios of total capital to total risk-weighted assets of 28.0% at September 30, 2009; a ratio of Tier 1 capital to total risk-weighted assets of 25.0% at September 30, 2009; and a ratio of Tier 1 capital to total average assets of 19.3% at September, 2009. Higher levels of capital, while undefined, are generally more prudent for Fireside Bank’s sub-prime automobile loan business than would be required for lower risk businesses. Fireside Bank has agreed with its regulators to maintain a ratio of Tier 1 capital to total average assets of 15% or greater. On March 24, 2009, Unitrin announced that Fireside Bank would be suspending all new lending activity as part of a plan to exit the automobile finance business. The exit plan envisions an orderly wind-down of Fireside Bank’s operations over the next several years. Fireside Bank will continue to collect outstanding loan balances and make interest payments and redemptions on outstanding certificates of deposit in the ordinary course of business. Following the announcement, Fireside Bank ceased accepting new loan applications, but processed loan applications that had been submitted prior to the announcement. Fireside Bank also has ceased opening new certificate of deposit accounts. Unitrin currently expects to recover its investment in Fireside Bank over the next several years.

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

Net Cash Provided by Operating Activities increased by $25.7 million for the nine months ended September 30, 2009, compared to the same period in 2008, due primarily to higher operating results.

Net Cash Used by Financing Activities increased by $148.6 million for the nine months ended September 30, 2009, compared to the same period in 2008. The Company has funded its Automobile Loan Receivables through the issuance of Certificates of Deposits. Net cash used by Certificates of Deposits withdrawals, net of Certificates of Deposits issued, was $352.3 million for the nine months ended September 30, 2009, compared to net cash used of $102.7 million for the same period in 2008. The Company did not repurchase shares of its common stock during the first nine months of 2009, compared to using $67.7 million of cash during the first nine months of 2008 to repurchase shares of its common stock. The Company used $54.2 million of cash to pay dividends during the first nine months of 2009, compared to $89.1 million of cash used to pay dividends during the same period in 2008.

Liquidity and Capital Resources (continued)

Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain at the end of the year. Net Cash Provided by Investing Activities increased by $92.0 million for the nine months ended September 30, 2009, compared to the same period in 2008. Automobile Loan Originations used $77.0 million of cash in the first nine months of 2009, compared to using $475.6 million of cash in the same period in 2008. The repayment of automobile loan receivables provided $334.9 million in the first nine months of 2009, compared to providing $451.1 million of cash in the same period in 2008. Purchases of Fixed Maturities exceeded Sales and Maturities of Fixed Maturities by $63.9 million for the first nine months of 2009, while Sales and Maturities of Fixed Maturities exceeded Purchases of Fixed Maturities by $8.0 million in the same period in 2008. Net cash provided by dispositions of short-term investments was $123.3 million for the nine months ended September 30, 2009, compared to net cash provided by dispositions of short-term investments of $83.1 million for the same period in 2008. Cash used to acquire investments in limited liability investment companies and limited partnerships decreased by $48.9 million in the first nine months of 2009, compared to the same period in 2008. Cash received from dispositions of equity securities, net of cash paid to acquire equity securities was $93.4 million in the first nine months of 2009, compared to $153.2 million in the same period in 2008. The Company used $190.0 million of cash to acquire Direct Response in 2009, compared to $95.4 million used to purchase Primesco in 2008. The Company received proceeds of $66.6 million related to the disposition of its Unitrin Business Insurance operations during the first nine months of 2008.

Recently Issued Accounting Pronouncements

On July 1, 2009, ASC became the sole source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Except applicable SEC rules and regulations and a limited number of grandfathered standards, all other sources of GAAP for nongovernmental entities were superseded by the issuance of ASC. ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the Company. Prior to adoption of ASC, the Company adopted various pronouncements which have been codified into ASC. The FASB issues ASU’s to amend the authoritative literature in ASC. There have been fourteen ASU’s to date that amend the original text of ASC.

The accounting pronouncements issued recently that are most critical to the Company are discussed in Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements under the heading “Accounting Changes” and include the following original pronouncements:

•	SFAS No. 141(R), Business Combinations (codified into ASC Topic 805, Business Combinations);

•	SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (codified into ASC Topic 810, Consolidation);

•	SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (codified into ASC Topic 815, Derivatives and Hedging);

•	SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (codified into ASC Topic 944, Financial Services - Insurance);

•	SFAS No. 165, Subsequent Events (codified into ASC Topic 855, Subsequent Events);

•	SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (a grandfathered standard under ASC);

•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (a grandfathered standard under ASC);

•	FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (codified into ASC Topic 825, Financial Instruments);

•	FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (codified into ASC Topic 320, Investments – Debt and Equity Securities);

•	FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (codified into ASC Topic 805, Business Combinations);

•	FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (codified into ASC Topic 350, Intangibles-Goodwill and Other);

Recently Issued Accounting Pronouncements (continued)

•

FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (codified into ASC Topic 820, Fair Value Measurements and Disclosures);

•	FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (codified into ASC Topic 325, Investments - Other);

•	FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (codified into ASC Topic 260, Earnings per Share); and.

•	ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both September 30, 2009 and December 31, 2008 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Automobile Loan Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both September 30, 2009 and December 31, 2008. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both September 30, 2009 and December 31, 2008. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

Quantitative Information About Market Risk (continued)

decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at September 30, 2009 and December 31, 2008, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 1.03 and 1.05 at September 30, 2009 and December 31, 2008, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended September 30, 2009 and December 31, 2008, respectively, and weighted on the fair value of such securities at September 30, 2009 and December 31, 2008, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the fair value of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
September 30, 2009
Assets
Investments in Fixed Maturities	$4,552.0	$(311.6)	$—	$(311.6)
Investments in Equity Securities	196.7	(5.1)	(27.2)	(32.3)
Automobile Loan Receivables	773.3	(7.4)	—	(7.4)

Liabilities
Certificates of Deposits	$796.5	$12.5	$—	$12.5
Notes Payable	495.9	19.9	—	19.9

December 31, 2008
Assets
Investments in Fixed Maturities	$4,135.9	$(277.1)	$—	$(277.1)
Investments in Equity Securities	221.8	(5.7)	(33.8)	(39.5)
Automobile Loan Receivables	1,099.6	(13.5)	—	(13.5)

Liabilities
Certificates of Deposits	$1,148.7	$19.3	$—	$19.3
Notes Payable	433.9	18.7	—	18.7

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

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

Caution Regarding Forward-Looking Statements (continued)

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

Information concerning pending legal proceedings is incorporated herein by reference to Note 21, “Contingencies” to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 1A.	Risk Factors

There were no significant changes in the risk factors included in Item 1A. of Part II of the 2008 Annual Report except for a change to the risk factor entitled “Fireside Bank’s automobile loan receivable portfolio is subject to default risk,” which was restated in its entirety in Item 1A of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and the addition of a risk factor entitled “Reserve National’s business model may be vulnerable to federal health care reform initiatives,” which was also included in Item 1A of Part II of such Quarterly Report on Form 10-Q.

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

The Company did not repurchase any shares in the third quarter of 2009.

During the quarter ended September 30, 2009, no shares were withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under the Company’s three stock option plans. During the quarter ended September 30, 2009, 16,117 shares were withheld to satisfy tax withholding obligations on the vesting of awards under the Company’s restricted stock plan.

Item 6.	Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s 2007 Annual Report on Form 10-K filed February 4, 2008.)

3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 12, 2008.)

4.1	Rights Agreement between Unitrin, Inc. and Computershare Trust Company, N.A. as successor Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, dated as of August 4, 2004 and amended May 4, 2006 and October 9, 2006. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2009.)

4.2	Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.3	Officer’s Certificate, including form of Senior Note with respect to the Company’s 6.00% Senior Notes due May 15, 2017 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2008.)

10.1	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.2	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated effective February 1, 2006 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.3	Unitrin, Inc. 2002 Stock Option Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.4	2005 Restricted Stock and Restricted Stock Unit Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.5	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.6	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.7	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.8	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.9	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.10	Form of Time-Vested Restricted Stock Award Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

Item 6.	Exhibits (continued)

10.11	Form of Performance-Based Restricted Stock Award Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 9, 2009.)

10.12	Unitrin, Inc. Pension Equalization Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.13	Unitrin, Inc. Defined Contribution Supplemental Retirement Plan, effective January 1, 2008 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.14	Unitrin, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.15	Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed December 12, 2008), with the following executive officers:

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

10.16	Unitrin, Inc. Severance Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.17	Unitrin, Inc. 2009 Performance Incentive Plan, effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2009.)

10.18	Form of Annual Incentive Award Instrument under the Unitrin, Inc. 2009 Performance Incentive Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed February 10, 2009.)

10.19	Form of Multi-Year Incentive Award Agreement under the Unitrin, Inc. 2009 Performance Incentive Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed February 10, 2009.)

10.20	Unitrin is a party to individual Indemnification and Expense Advancement Agreements (the form of which is incorporated herein by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed March 27, 2009) with each of its directors.

10.21	Credit Agreement, dated as of October 30, 2009, by and among Unitrin, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender, and JPMorgan Chase Bank, N.A., as syndication agent.

Item 6.	Exhibits (continued)

10.22	Credit Agreement, dated as of June 24, 2005, by and among Unitrin, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., individually and as administrative agent, letter of credit issuer and swing line lender, Wells Fargo Bank, National Association, individually and as syndication agent, and Wachovia Bank, N.A., individually and as documentation agent (Incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed June 27, 2005.)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unitrin, Inc.

Date: November 2, 2009	/S/ DONALD G. SOUTHWELL
Donald G. Southwell
President and
Chief Executive Officer

Date: November 2, 2009	/S/ ERIC J. DRAUT
Eric J. Draut
Executive Vice President and
Chief Financial Officer

Date: November 2, 2009	/S/ RICHARD ROESKE
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)