Form 10-K
period 2009-12-31
UNITRIN INC
filed 2010-02-01
CIK 860748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0.7 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

Registrant had 62,357,016 shares of common stock outstanding as of January 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2010 are incorporated by reference into Part III.

Caution Regarding Forward-Looking Statements

This 2009 Annual Report on Form 10-K, including the accompanying consolidated financial statements of Unitrin, Inc. (“Unitrin”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and the notes thereto appearing in Item 8 herein (the “Consolidated Financial Statements”), the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the “MD&A”) and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “believe(s),” “goal(s),” “target(s),” “estimate(s),” “anticipate(s),” “forecast(s),” “project(s),” “plan(s),” “intend(s),” “expect(s),” “might,” “may” and other words and terms of similar meaning in connection with a discussion of future operating, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this 2009 Annual Report on Form 10-K. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition, as well as those discussed below under Item 1A., Risk Factors, in this 2009 Annual Report on Form 10-K.

Among the general factors that could cause actual results and financial condition to differ materially from estimated results and financial condition are:

•

The incidence, frequency, and severity of catastrophes occurring in any particular reporting period or geographic concentration, including natural disasters, pandemics and terrorist attacks or other man-made events;

•	The number and severity of insurance claims (including those associated with catastrophe losses) and their impact on the adequacy of loss reserves;

•	Changes in facts and circumstances affecting assumptions used in determining loss and LAE reserves;

•

The impact of inflation on insurance claims, including, but not limited to, the effects attributed to scarcity of resources available to rebuild damaged structures, including labor and materials and the amount of salvage value recovered for damaged property;

•	Changes in the pricing or availability of reinsurance, or in the financial condition of reinsurers and amounts recoverable therefrom;

•	Orders, interpretations or other actions by regulators that impact the reporting, adjustment and payment of claims;

•	The impact of residual market assessments and assessments for insurance industry insolvencies;

•	Changes in industry trends and significant industry developments;

•	Uncertainties related to regulatory approval of insurance rates, policy forms, license applications and similar matters;

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

•

Governmental actions, including, but not limited to, American health care reform, financial services regulatory reform, new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions;

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

•

Changes in the estimated rates of automobile loan receivables net charge-off used to estimate Fireside Bank’s reserve for loan losses, including, but not limited to, changes in general economic conditions, unemployment rates and the impact of changes in the value of collateral held;

•	The degree of success in effecting an orderly wind-down of the operations of Fireside Bank and the recovery of Unitrin’s investment in Fireside Bank;

•	Changes in general economic conditions, including performance of financial markets, interest rates, unemployment rates and fluctuating values of particular investments held by the Company;

•	The level of success and costs expended in realizing economies of scale and implementing significant business consolidations and technology initiatives;

•	Heightened competition, including, with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

•	Increased costs and risks related to data security;

•	Absolute and relative performance of the Company’s products or services; and

•	Other risks and uncertainties described from time to time in Unitrin’s filings with the U.S. Securities and Exchange Commission (“SEC”).

No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. The Company assumes no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this 2009 Annual Report on Form 10-K. The reader is advised, however, to consult any further disclosures Unitrin makes on related subjects in its filings with the SEC.

PART I

Item 1.	Business.

Unitrin was incorporated in Delaware in 1990. Unitrin’s subsidiaries serve the basic financial needs of individuals, families and small businesses by providing property and casualty insurance, life and health insurance, and automobile finance services.

Unitrin files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other information with the SEC. The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549, or by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at sec.gov, where the SEC maintains reports, proxy and information statements and other information regarding Unitrin and other issuers that file electronically with the SEC. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, Unitrin makes copies available to the public free of charge through its website at unitrin.com.

(a) GENERAL DEVELOPMENT OF BUSINESS

Purchase of Direct Response Corporation

On February 13, 2009, Unitrin’s subsidiary, Trinity Universal Insurance Company (“Trinity”) completed its acquisition of Direct Response Corporation and its subsidiaries (“Direct Response”) in a cash transaction for a total purchase price of $201.6 million. Direct Response specializes in the sale of personal automobile insurance through direct mail and the Internet through web insurance portals and its own websites, Response.com and Teachers.com. Due to the similarity of the products, distribution method and back-office operations, the Company is in the process of combining the operations of Direct Response with its Unitrin Direct business unit.

Fireside Bank’s Plan to Exit Automobile Finance Business

On March 24, 2009, Unitrin announced that its subsidiary, Fireside Bank, would be suspending all new lending activity as part of a plan to exit the automobile finance business. The exit plan envisions an orderly wind-down of Fireside Bank’s operations over the next several years. Fireside Bank will continue to collect outstanding loan balances and make interest payments and redemptions on outstanding certificates of deposits in the ordinary course of business. Following the announcement, Fireside Bank ceased accepting new loan applications. Fireside Bank also has ceased opening new certificate of deposit accounts. Fireside Bank closed all of its branch offices during 2009. Fireside Bank’s remaining operations are conducted from its home office housing a collection call center in California and from a collection call center in Arizona. See “Fireside Bank Regulation” beginning on Page 18 and MD&A, “Fireside Bank,” for more information on Fireside Bank’s exit plan.

American Health Care Reform

The U. S. House of Representatives and the U.S. Senate passed separate, but not identical, bills in late 2009 which would effect sweeping changes to the American health care system. In the event that some version of these bills is enacted into law, the business model of Unitrin’s subsidiary, Reserve National Insurance Company (“Reserve National”), which focuses on providing limited health insurance coverages to persons who lack access to traditional private options, would likely be adversely affected. Depending on the provisions of any such law ultimately enacted, Reserve National might suffer significant loss of revenue and might not be able to compete effectively in the markets that it has historically served. See MD&A, “Life and Health Insurance,” MD&A, “Critical Accounting Estimates,” under the heading “Goodwill Recoverability” and Note 7, “Goodwill,” to the Consolidated Financial Statements.

Revolving Credit Agreement

On October 30, 2009, Unitrin entered into a new three-year, $245 million, unsecured, revolving credit agreement, expiring October 30, 2012 (the “2012 Credit Agreement”), with a group of financial institutions and terminated its then existing five-year, $325 million credit agreement, which was scheduled to expire on June 30, 2010 (the “2010 Credit Agreement”). The 2012 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2012 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Unitrin’s largest insurance subsidiaries, United Insurance Company of America (“United Insurance”) and Trinity. Proceeds from advances under the 2012 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness.

(b) BUSINESS SEGMENT FINANCIAL DATA

Financial information about Unitrin’s business segments for the years ended December 31, 2009, 2008 and 2007 is contained in the following portions of this 2009 Annual Report on Form 10-K of Unitrin, Inc. and is incorporated herein by reference: (i) Note 21, “Business Segments,” to the Consolidated Financial Statements; and (ii) MD&A.

(c) DESCRIPTION OF BUSINESS

Unitrin is a diversified insurance holding company, with subsidiaries that provide life, health, auto, homeowners and other insurance products for individuals and small businesses. The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and automobile finance businesses. The Company conducts its operations through five operating segments: Kemper, Unitrin Specialty, Unitrin Direct, Life and Health Insurance and Fireside Bank.

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

Unitrin’s subsidiaries employ approximately 7,230 full-time associates supporting its operations, of which approximately 900 are employed in the Kemper segment, 740 in the Unitrin Specialty segment, 630 in the Unitrin Direct segment, 420 shared by the Kemper, Unitrin Specialty and Unitrin Direct segments, 3,900 in the Life and Health Insurance segment, 450 at Fireside Bank and the remainder in various corporate and other staff functions.

Property and Casualty Insurance Business

Unitrin’s property and casualty insurance business operations are primarily conducted through the Kemper, Unitrin Specialty, and Unitrin Direct segments. In addition, the Life and Health Insurance segment’s career agents also sell property insurance to its customers. Unitrin’s insurance subsidiaries operating in the Kemper, Unitrin Specialty, Unitrin Direct and Life and Health Insurance segments provide automobile, homeowners, fire, and other types of property and casualty insurance to individuals and commercial automobile insurance to businesses. Automobile insurance in these segments accounted for 59%, 57% and 57% of Unitrin’s consolidated insurance premiums earned from continuing operations for the years ended December 31, 2009, 2008 and 2007, respectively. Automobile insurance in these segments accounted for 49%, 50% and 45% of Unitrin’s consolidated revenues from continuing operations for the years ended December 31, 2009, 2008 and 2007, respectively. Homeowners insurance in these segments accounted for 12%, 12% and 13% of Unitrin’s consolidated insurance premiums earned from continuing operations for the years ended December 31, 2009, 2008 and 2007, respectively. Homeowners insurance in these segments accounted for 10%, 11% and 10% of Unitrin’s consolidated revenues from continuing operations for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The Kemper and Unitrin Specialty segments distribute their products through independent agents who are paid commissions for their services. The Unitrin Direct segment distributes its products directly to consumers and through employer-sponsored voluntary benefit programs and other affinity relationships.

Kemper

Kemper, based in Jacksonville, Florida, conducts business in 39 states geographically dispersed throughout the United States. In 2009, the following states provided approximately half of the premium revenues included in this segment: New York (19%), North Carolina (12%), California (12%) and Texas (12%).

Kemper primarily sells preferred and standard risk automobile and homeowners insurance. Kemper’s insurance products accounted for approximately 49% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2009. Kemper’s products are marketed by approximately 2,500 independent insurance agents. These personal lines products are designed and priced for those individuals who have demonstrated favorable risk characteristics and loss history. Typical customers include middle to upper income individuals and families.

Unitrin Specialty

Unitrin Specialty, based in Dallas, Texas, conducts business in 21 states, principally in the midwest, southeast, southwest and western United States. In 2009, the following states provided more than 73% of the premium revenues in this segment: California (43%), Texas (19%), Washington (6%) and Louisiana (5%).

Unitrin Specialty provides nonstandard personal and commercial automobile insurance. Unitrin Specialty’s insurance products accounted for approximately 27% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2009. Nonstandard automobile insurance is provided for individuals and businesses that have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records or claims or premium payment history. Unitrin Specialty’s products are marketed through approximately 8,000 independent agents and brokers.

Unitrin Direct

Unitrin Direct, based in Chicago, Illinois, markets automobile and homeowners insurance primarily via direct mail, web insurance portals, “click-thrus,” its own websites, employer-sponsored voluntary benefit programs and other affinity relationships. The Unitrin Direct segment’s automobile and homeowners insurance products are available in every state in the U.S. with the exception of Hawaii and Massachusetts. In 2009, the following states provided approximately two-thirds of the premium revenues in this segment: Florida (18%), New York (13%), California (11%), Texas (6%), Pennsylvania (5%), Connecticut (5%), Michigan (5%) and Georgia (5%). Unitrin Direct’s insurance products accounted for approximately 18% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2009.

Unitrin Direct writes a broad spectrum of personal automobile insurance risks ranging from preferred to non-standard private passenger automobile insurance risks, and competes with companies that sell insurance directly to the consumer and employer-sponsored voluntary benefit programs, as well as companies that sell through agents. Unitrin Direct also offers homeowners and renters insurance across 47 states, complementing its direct automobile insurance business.

Property and Casualty Loss and Loss Adjustment Expense Reserves

The Company’s reserves for losses and loss adjusting expenses (“LAE”) for property and casualty insurance (“Property and Casualty Insurance Reserves”) are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $1,211.3 million and $1,268.7 million of gross loss and LAE reserves at December 31, 2009 and 2008, respectively. Property and Casualty Insurance Reserves by business segment at December 31, 2009 and 2008 were:

DOLLARS IN MILLIONS	2009	2008
Business Segments:
Kemper	$422.7	$476.1
Unitrin Specialty	277.9	293.1
Unitrin Direct	247.0	163.1
Life and Health Insurance	19.0	23.0

Total Business Segments	966.6	955.3
Discontinued Operations	214.4	280.0
Unallocated Ceded Reserves	30.3	33.4

Total Property and Casualty Insurance Reserves	$1,211.3	$1,268.7

Certain reserves acquired in connection with a business acquisition from SCOR Reinsurance Company (“SCOR”) in 2002 (the “Unallocated Ceded Reserves”) are reinsured by an insurance subsidiary of SCOR (see Note 8, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). The Company does not allocate these reserves to its business segments.

In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain and the actual ultimate net cost of claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures which may not be discovered or reported until years after the insurance policy period has ended. Property and Casualty Insurance Reserves related to the Company’s Discontinued Operations are predominantly long-tailed exposures, of which $71 million was related to asbestos, environmental matters and construction defect exposures at December 31, 2009. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expense” beginning on page 71 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.

The Company’s goal is to ensure its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs, while sustaining minimal variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully developed. Changes in the Company’s estimates of these losses and LAE over time, also referred to as “development,” will occur and may be material. Favorable development is recognized and reported in the Consolidated Financial Statements when the Company decreases its previous estimate of ultimate losses and LAE and results in an increase in net income in the period recognized, whereas adverse development is recognized and reported in the Consolidated Financial Statements when the Company increases its previous estimate of ultimate losses and LAE and results in a decrease in net income. The Company recognized total favorable development of $80.9 million, $79.3 million and $101.1 million before tax for the years ended December 31, 2009, 2008 and 2007, respectively. Development for each of the Company’s continuing business segments and Unitrin Business Insurance for the years ended December 31, 2009, 2008 and 2007, was:

DOLLARS IN MILLIONS	Favorable (Adverse) Development
	2009	2008	2007
Continuing Operations:
Kemper	$60.5	$61.0	$54.2
Unitrin Specialty	7.9	5.5	15.3
Unitrin Direct	12.1	(3.2)	(5.5)
Life and Health Insurance	(2.6)	(13.7)	(8.6)

Total Favorable Development from Continuing Operations, Net	77.9	49.6	55.4

Discontinued Operations:
Unitrin Business Insurance, Net	3.0	29.7	45.7

Total Favorable Development, Net	$80.9	$79.3	$101.1

Development in the Company’s Kemper segment comprised a substantial portion of the Company’s development reported in continuing operations in 2009, 2008 and 2007. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expense—Kemper Development” for additional information regarding this development. Adverse development in the Life and Health Insurance segment in 2008 and 2007 is due primarily to adverse development on Hurricanes Rita and Katrina. See MD&A, “Catastrophes” and “Life and Health Insurance,” and Note 25, “Contingencies,” to the Consolidated Financial Statements for additional information on the impact of catastrophes on the development reported for the Company’s Life and Health Insurance segment. See MD&A, “Catastrophes,” “Kemper,” “Unitrin Specialty,” “Unitrin Direct,” and “Life and Health Insurance” for the impact of development on the results reported by the Company’s business segments.

Development in Unitrin Business Insurance comprised all of the Company’s development reported in discontinued operations. While development, either favorable or adverse, is likely for Unitrin Business Insurance, the Company expects that such development, as compared to the past three years, will not have as great of an impact as the losses and LAE continue to become more fully developed.

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

Ten Year Loss Development History

The following table illustrates the change over time in the Company’s estimate of reserves for losses and LAE. The first section shows the amount of reserves reported in the Company’s consolidated financial statements as originally reported at the end of each calendar year. The second section, reading down, shows the cumulative amount of payments made through the end of each successive year with respect to that reserve liability. The third section, reading down, shows a re-estimation of the original reserve shown in the first section. In the third section, the original reserve is re-estimated using information that has become known in subsequent years and as trends become more apparent. The last section compares the latest re-estimate with the original estimate. Conditions and trends that affected development in the past may not necessarily repeat in the future. Accordingly, it may not be appropriate to extrapolate reserve deficiencies or redundancies based on this table.

Loss and Loss Adjustment Expense Reserve Development

	December 31,
Dollars in Millions	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Gross Reserve for Unpaid Losses and LAE	$521	$541	$700	$975	$1,426	$1,511	$1,531	$1,433	$1,323	$1,269	$1,211
Deduct:
Reinsurance Recoverables	35	36	62	92	325	229	209	138	85	85	77

Net Reserve for Unpaid Losses and LAE	$486	$505	$638	$883	$1,101	$1,282	$1,322	$1,295	$1,238	$1,184	$1,134

Cumulative Amount Paid, Net of Reinsurance as of:
One Year Later	$229	$274	$341	$402	$407	$487	$508	$511	$518	$541
Two Years Later	336	393	483	531	623	707	742	724	738
Three Years Later	404	477	521	635	741	830	854	834
Four Years Later	456	476	570	684	803	891	906
Five Years Later	439	509	600	715	835	918
Six Years Later	461	529	619	734	850
Seven Years Later	476	543	632	745
Eight Years Later	484	553	640
Nine Years Later	492	556
Ten Years Later	496
Reestimate of Net Reserve for Unpaid Losses and LAE as of:
End of Year	$486	$505	$638	$883	$1,101	$1,282	$1,322	$1,295	$1,238	$1,184	$1,134
One Year Later	485	564	720	886	1,062	1,190	1,230	1,195	1,159	1,103
Two Years Later	495	612	722	879	1,026	1,131	1,158	1,106	1,088
Three Years Later	533	619	724	872	1,006	1,088	1,106	1,054
Four Years Later	544	623	725	857	980	1,049	1,068
Five Years Later	548	624	719	840	951	1,033
Six Years Later	549	623	709	819	947
Seven Years Later	548	618	693	820
Eight Years Later	543	608	694
Nine Years Later	535	609
Ten Years Later	536

Loss and Loss Adjustment Expense Reserve Development

	December 31,
DOLLARS IN MILLIONS	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Initial Net Reserve for Unpaid Losses and LAE in Excess Of (Less Than) Reestimated Net Reserve for Unpaid Losses and LAE:

Amount of Reestimate	$(50)	$(104)	$(56)	$63	$154	$249	$254	$241	$150	$81

Reestimate as a Percentage of Initial Net Reserve for Unpaid Losses and LAE	(10.3)%	(20.6)%	(8.8)%	7.1%	14.0%	19.4%	19.2%	18.6%	12.1%	6.8%

Latest Reestimate of:
Gross Reserve for Unpaid Losses and LAE	$625	$708	$793	$916	$1,272	$1,275	$1,308	$1,202	$1,150	$1,148
Recoverable for Reinsurance	89	99	99	96	325	242	240	148	62	45

Net Reserve for Unpaid Losses and LAE	$536	$609	$694	$820	$947	$1,033	$1,068	$1,054	$1,088	$1,103

Cumulative (Increase) Decrease to Reestimation of Gross Reserve for Unpaid Losses and LAE:	$(104)	$(167)	$(93)	$59	$154	$236	$223	$231	$173	$121

The Company acquired Valley Group Inc. and its subsidiaries (“VGI”) in 1999. Under the agreement governing the acquisition of VGI, the Company was entitled to recover from the seller 90% of the unfavorable development of VGI’s pre-acquisition loss and LAE reserves, subject to a maximum recovery of $50 million. Reserve development shown in the preceding table for the years 1999 to 2004 is net of changes in the Company’s estimated recovery, which was received in 2004. Reserves increased in 2002 and 2003 partly due to the Company’s acquisition of the personal lines business of KIC. At the end of 2002, the Company also acquired two insurance companies from SCOR. Reinsurance recoverable in 2003 and forward includes a recoverable from a subsidiary of SCOR under an indemnity reinsurance agreement whereby the subsidiary assumed the pre-acquisition liabilities of the two insurance companies acquired by the Company. In 2005, three major hurricanes that significantly impacted the Company (Katrina, Rita and Wilma) made landfall in the United States. Accordingly, reserves at December 31, 2005 increased as claims from these hurricanes were established for adjudication and declined in subsequent years as claims were paid. The Company acquired Merastar Insurance Company (“Merastar”) in 2007. Accordingly, reserves for this business are included in the table for 2007 and forward. In 2008, three major hurricanes that significantly impacted the Company (Dolly, Gustav and Ike) made landfall in the United States. Accordingly, reserves at December 31, 2008 increased as claims from these hurricanes were established for adjudication and declined in 2009 as claims were paid. The Company acquired Direct Response in 2009. Accordingly, reserves for this business are included in the table for 2009.

Reserve estimates increase or decrease as more information becomes known about individual claims and as changes in conditions and claims trends become more apparent. In 2009, the Company reduced Property and Casualty Insurance Reserves by $80.9 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $72.3 million and commercial lines, including discontinued operations, developed favorably by $8.6 million. Personal insurance losses and LAE developed favorably in 2009 due primarily to the emergence of more favorable loss trends for the 2007, 2006 and 2005 accident years due to improvements in the Company’s claims handling procedures and favorable development on catastrophes. In 2008, the Company reduced Property and Casualty Insurance Reserves by $79.3 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $45.8 million and commercial lines insurance losses and LAE reserves developed favorably by $33.5 million in 2008. Personal lines insurance losses and LAE reserves developed favorably in 2008 due primarily to the emergence of more favorable loss trends than expected for the 2006 and 2005 accident years due to the improvements in the Company’s claims handling procedures, partially offset by adverse development of $8.9 million related to certain re-opened claims from Hurricane Rita, which occurred in the 2005 accident year. Commercial lines insurance losses and LAE reserves developed favorably in 2008 primarily in the Company’s discontinued operations. During the fourth quarter of 2008, the Company’s actuaries conducted their regular reserve review of the Unitrin Business Insurance run-off business for all traditional reserving groups. In addition, the Company’s actuaries updated certain analyses using the Company’s experience as well as more recent industry studies to re-estimate asbestos, environmental liabilities and construction defect liabilities. These updated analyses, along with the actuaries’ regular reserve reviews during 2008, resulted in favorable reserve development of $29.7 million in 2008. In 2007, the Company reduced Property and Casualty Insurance Reserves by $101.1 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE and commercial lines insurance losses and LAE developed favorably by $44.4 million and $56.7 million, respectively, in 2007. The reserve reductions were primarily due to the emergence of more favorable loss trends than expected for the 2006, 2005 and 2004 accident years, partially due to the improvements in the Company’s claims handling procedures. In 2006, the Company reduced Property and Casualty Insurance Reserves by $91.6 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE and commercial lines insurance losses and LAE developed favorably by $63.6 million and $28.0 million, respectively, in 2006. The reserve reductions were primarily due to the emergence of more favorable loss trends than expected for the 2005 and 2004 accident years, partially due to the improvements in the Company’s claims handling procedures. In 2005, the Company reduced Property and Casualty Insurance Reserves by $92.1 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE and commercial lines insurance losses and LAE developed favorably by $73.1 million and $19.0 million, respectively, in 2005. The reserve reductions were primarily due to the emergence of more favorable loss trends than expected for the 2004 and 2003 accident years, partially due to improvements in the Company’s claims handling procedures. In 2004, the Company reduced Property and Casualty Insurance Reserves by $39.0 million to record favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE and commercial lines insurance losses and LAE developed favorably by $29.7 million and $9.3 million, respectively, in 2004. The reserve reductions were primarily due to favorable development of the 2003 accident year. During 2001 and 2002, the Company increased Property and Casualty Insurance Reserves to reflect adverse development due to developing loss trends primarily related to construction defect, mold, automobile liability and product liability loss exposures in its commercial lines of business as well as personal automobile liability.

The Company does not discount reserves. There are no significant differences between the Company’s property and casualty reserves carried on a statutory basis and those computed in accordance with accounting principles generally accepted in the United States of America, except that such reserves for statutory reporting purposes are reported net of reinsurance in the statutory financial statements.

Catastrophe Losses

Catastrophes and storms are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and will continue to be, a material factor in the results of operations and financial position of Unitrin’s property and casualty insurance companies. Further, because the level of insured losses that could occur in any one year cannot be accurately predicted, these losses contribute to material year-to-year fluctuations in the results of the operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The occurrence and severity of catastrophic events are difficult to accurately predict in any year. However, some geographic locations are more susceptible to these events than others. Management has endeavored to control its direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, and reinsurance. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25.0 million or more in direct losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions throughout this 2009 Annual Report on Form 10-K utilize ISO’s definition of catastrophes.

The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of reinsurance recoveries, may vary materially from the estimated amount reserved. See Note 22, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for a discussion of the factors that influence the process of estimating and establishing reserves for catastrophes.

Reinsurance

The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in certain regions, and reinsurance. To limit its exposures to catastrophic events, the Company maintains various primary catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each primary catastrophe reinsurance program is provided in various layers. In addition to these programs, the Company purchases reinsurance from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in Florida at retentions lower than those described below for the Company’s primary catastrophe reinsurance programs. See Note 22, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for information pertaining to the Company’s primary catastrophe reinsurance programs for 2009, 2008 and 2007. The Company’s catastrophe reinsurance programs for 2010 are described below.

Coverage for each catastrophe reinsurance program effective January 1, 2010 is provided in various layers as presented below:

	Catastrophe Losses and LAE		Percentage of Coverage
DOLLARS IN MILLIONS	In Excess of	Up to
Kemper Segment
Retained	$–	$50.0	–%
1st Layer of Coverage	50.0	100.0	65.0
2nd Layer of Coverage	100.0	200.0	95.0
3rd Layer of Coverage	200.0	350.0	90.0

Unitrin Direct and Unitrin Specialty Segments
Retained	$–	$3.0	–%
1st Layer of Coverage	3.0	16.0	100.0

Life and Health Insurance Segment—Property Insurance Operations
Retained	$–	$8.0	–%
1st Layer of Coverage	8.0	15.0	88.5
2nd Layer of Coverage	15.0	40.0	100.0

The estimated aggregate annual premiums in 2010 are $22.0 million for the Kemper segment program, $1.2 million for the Unitrin Direct and Unitrin Specialty segments program and $3.0 million for the Life and Health Insurance segment program.

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

Under the various reinsurance arrangements, Unitrin’s property and casualty insurance companies are indemnified by reinsurers for certain losses incurred under insurance policies issued by the companies. As indemnity reinsurance does not discharge an insurer from its direct obligations to policyholders on risks insured, Unitrin’s property and casualty insurance companies remain directly liable. However, so long as the reinsurers meet their obligations, the net liability for Unitrin’s property and casualty insurance companies is limited to the amount of risk that they retain. Unitrin’s property and casualty insurance companies purchase their reinsurance only from reinsurers rated “A-” or better by A. M. Best at the time of purchase.

For further discussion of the reinsurance programs, see Note 8, “Property and Casualty Insurance Reserves,” Note 22, “Catastrophe Reinsurance,” and Note 23, “Other Reinsurance,” to the Consolidated Financial Statements.

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

Competition

Based on the most recent annual data published by A.M. Best as of the end of 2008, there were approximately 1,000 property and casualty insurance groups in the United States, made up of approximately 2,400 companies. Unitrin’s property and casualty insurance companies ranked among the 75 largest property and casualty insurance groups in the United States, measured by net premiums written (40th), policyholders’ surplus (74th) and admitted assets (75th). Unitrin’s property and casualty insurance companies ranked among the 25 largest personal automobile insurance writers, measured by written premium.

In 2008, the property and casualty insurance industry’s estimated net premiums written were more than $436 billion, of which 79% were accounted for by the top 50 groups of property and casualty insurance companies. Unitrin’s property and casualty insurance companies wrote less than 1% of the industry’s estimated 2008 premium volume.

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

Life and Health Insurance Business

The Company’s Life and Health Insurance segment consists of Unitrin’s wholly-owned subsidiaries, United Insurance, The Reliable Life Insurance Company (“Reliable”), Union National Life Insurance Company (“Union National Life”), Mutual Savings Life Insurance Company (“Mutual Savings Life”), United Casualty Insurance Company of America (“United Casualty”), Union National Fire Insurance Company (“Union National Fire”), Mutual Savings Fire Insurance Company (“Mutual Savings Fire”) and Reserve National. As discussed below,

United Insurance, Reliable, Union National Life, Mutual Savings Life, United Casualty, Union National Fire and Mutual Savings Fire (the “Career Agency Companies”) distribute their products through a network of employee, or “career,” agents. Reserve National distributes its products through a network of exclusive independent agents. Both these career agents and independent agents are paid commissions for their services. In 2009, the following states provided more than two-thirds of the Life and Health Insurance segment’s premium revenues: Texas (22%), Louisiana (11%), Alabama (7%), Mississippi (6%), Florida (5%), Georgia (4%), California (4%), Illinois (4%), North Carolina (4%) and South Carolina (3%). Life insurance accounted for 16%, 17% and 17% of the Company’s consolidated insurance premiums earned from continuing operations for the years ended December 31, 2009, 2008 and 2007, respectively. Life insurance accounted for 14%, 15% and 13% of Unitrin’s consolidated revenues from continuing operations for the years ended December 31, 2009, 2008 and 2007, respectively.

Career Agency Companies

The Career Agency Companies, based in St. Louis, Missouri, focus on providing individual life and health insurance products to customers of modest incomes who desire basic protection for themselves and their families. Their leading product is ordinary life insurance, including permanent and term insurance. Face amounts of these policies are lower than those of policies typically sold to higher income customers by other companies in the life insurance industry. Premiums average about $15 per policy per month. Permanent policies are offered primarily on a non-participating, guaranteed-cost basis. Approximately 80% of the Life and Health Insurance segment’s premium revenues are generated by the Career Agency Companies.

The Career Agency Companies employ nearly 2,600 career agents to distribute their products in 25 states. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. The Life and Health Insurance segment’s career agents also distribute certain property insurance products.

Customers of the Career Agency Companies generally are families with annual incomes of less than $25,000. According to the U.S. Bureau of the Census, in 2008, there were approximately 26.2 million households in the United States with less than $25,000 of annual income, representing approximately 23.3% of all U.S. households.

Reserve National

Reserve National, based in Oklahoma City, Oklahoma, is licensed in 34 states throughout the south, southwest and midwest, and specializes in the sale of accident and health insurance products and Medicare Supplement insurance, primarily to individuals living in rural areas where health maintenance organizations and preferred provider organizations are less prevalent. See MD&A, “Life and Health Insurance” and “Critical Accounting Estimates,” Note 7, “Goodwill,” to the Consolidated Financial Statements, and Item 1A., “Risk Factors,” under the caption “Reserve National’s business model is vulnerable to American health care reform,” for a discussion of the impact of American health care reform on Reserve National.

Reserve National has approximately 275 independent agents appointed to market and distribute its products. These agents typically represent only Reserve National.

Reinsurance

Consistent with insurance industry practice, Unitrin’s life and health insurance companies utilize reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks. Included among the segment’s reinsurance arrangements is excess of loss reinsurance coverage specifically designed to protect against losses arising from catastrophic events under the property insurance policies distributed by the Career Agency Companies’ agents and written by Unitrin’s subsidiaries, United Casualty, Union National Fire and Mutual Savings Fire, and reinsured by Unitrin’s Subsidiary, Trinity, or written by Capitol County Mutual Fire Insurance Company (“Capitol”), a mutual insurance company owned by its policyholders, and its subsidiary, Old Reliable Casualty Company (“ORCC”), and reinsured by Trinity. The annual catastrophe reinsurance program for the Career Agency Companies, Capitol and ORCC is described above in the discussion of “Reinsurance” under “Property and Casualty Insurance Business” of this Item 1 beginning on page 12. Also see MD&A “Catastrophes” and Note 22, “Catastrophe Reinsurance” to the Consolidated Financial Statements for additional information pertaining to the Life and Health Insurance segment’s catastrophe reinsurance program.

Lapse Ratio

The lapse ratio is a measure of a life insurer’s loss of existing business. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life and Health Insurance segment’s lapse ratio for individual life insurance was 9%, 9% and 10% in 2009, 2008 and 2007, respectively.

The customer base served by the Career Agency Companies and competing life insurance companies tends to have a higher incidence of lapse than other demographic segments of the population. Thus, to maintain or increase the level of its business, the Career Agency Companies must write a high volume of new policies.

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

Competition

Based on the most recent data published by A.M. Best as of the end of 2008, there were approximately 386 life and health insurance company groups in the United States, made up of approximately 1,858 companies. The Unitrin Life and Health Insurance segment ranked in the top quartile of life and health insurance company groups, as measured by admitted assets (84th), net premiums written (92nd) and capital and surplus (91st).

Unitrin’s life and health insurance subsidiaries generally compete by using appropriate pricing, selling to selected markets, controlling expenses, maintaining adequate ratings from A.M. Best and providing competitive services to agents and policyholders.

Automobile Finance Business

On March 24, 2009, Unitrin announced that Fireside Bank would be suspending all new lending activity as part of a plan to exit the automobile finance business. Fireside Bank is based in Pleasanton, California and organized under California law as an industrial bank, and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). Fireside Bank’s principal business was the financing of used automobiles through the purchase of retail installment contracts from automobile dealers and is now limited to the collection and servicing of those accounts. The borrowers under these contracts typically have marginal credit histories and are considered to be sub-prime.

At December 31, 2009, the following states comprised over four-fifths of Fireside Bank’s outstanding loans and contracts: California (64%), Oregon (5%), Washington (5%), Colorado (5%) and Arizona (5%). Fireside Bank has over 90,000 contracts and loans outstanding, totaling in excess of $700 million.

Strong collection and loan servicing practices are key elements to the successful execution of the plan to exit the automobile finance business. Over 80% of Fireside Bank’s employees are now directly involved in loan collection and servicing activities. Collections and servicing activities are conducted from its Pleasanton call center in California and from a collection call center in Arizona. See the discussion of loan loss reserves under the headings “Fireside Bank” and “Critical Accounting Estimates” in the MD&A and Note 1, “Basis of Presentation and Significant Estimates,” Note 2, “Summary of Accounting Policies and Accounting Changes,” and Note 6, “Automobile Loan Receivables,” to the Consolidated Financial Statements.

Fireside Bank’s financing activities are funded primarily by FDIC-insured certificates of deposits. Fireside Bank’s deposits were originated through its then-existing California branch network, brokers and over the Internet. Fireside Bank no longer accepts new deposits or allows existing deposits to roll over at maturity.

Investments

The quality, nature, and amount of the various types of investments which can be made by insurance companies are regulated by state laws. Depending on the state, these laws permit investments in qualified assets including, but not limited to, municipal, state and federal government obligations, corporate bonds, real estate, preferred and common stocks, investment partnerships, limited liability investment companies and limited partnerships and mortgages where the value of the underlying real estate exceeds the amount of the loan.

The Company employs a total return investment strategy, with an emphasis on yield, while maintaining liquidity to meet both its short and long-term insurance obligations primarily through the combination of investment-grade fixed maturity investments and, to a lesser extent, equity securities with the potential for long-term price appreciation. See the discussions of the Company’s investments under the headings “Critical Accounting Estimates,” “Investment Results,” “Investment Quality and Concentrations,” “Securities Lending, Credit Default Swaps and Hedging Activities,” “Distressed and Mezzanine Debt and Secondary Transactions Investments” and “Liquidity and Capital Resources” in the MD&A, “Quantitative and Qualitative Disclosures about Market Risk,” in Item 7A and Note 5, “Investments,” and Note 17, “Income from Investments,” to the Consolidated Financial Statements.

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

Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (the “NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements include risk-based capital (“RBC”) rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2009, the total adjusted capital of each of Unitrin’s insurance subsidiaries exceeded the minimum levels required under RBC rules.

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

State insurance laws intended primarily for the protection of policyholders contain certain requirements that must be met prior to any change of control of an insurance company or insurance holding company that is domiciled or, in some cases, an insurance company having such substantial business that it is deemed commercially domiciled, in that state. These requirements may include the advance filing of specific information with the state insurance regulators, a public hearing on the matter, and the review and approval of the change of control by such regulators. The Company has insurance subsidiaries domiciled in a number of states, including Alabama, California, Connecticut, Illinois, Indiana, Louisiana, Missouri, New York, Oklahoma, Oregon, Texas, Washington and Wisconsin. In these states, except Alabama, “control” generally is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of an insurance company. Control is presumed to exist in Alabama with a 5% or more ownership interest in such securities. Any purchase of Unitrin’s shares that would result in the purchaser owning Unitrin’s voting securities in the foregoing percentages for the states indicated would be presumed to result in the acquisition of control of Unitrin’s insurance subsidiaries in those states. Therefore, acquisitions subject to the 10% threshold generally would require the prior approval of the insurance regulatory authorities in each state in which Unitrin’s insurance subsidiaries are domiciled or deemed to be commercially domiciled, including those in Alabama, while acquisitions subject to the 5% threshold generally would require the prior approval of only Alabama regulatory authorities. In addition, many states require pre-acquisition notification to the state insurance regulators of a change of control of an insurance company licensed in that state if specific market concentration thresholds would be triggered by the acquisition.

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

Fireside Bank Regulation

Fireside Bank is an industrial bank regulated by the California Department of Financial Institutions (the “CDFI”). Under California banking law, Fireside Bank is permitted to engage in the activities of a commercial bank, except the activity of accepting demand deposits, and is generally subject to the same laws and regulations to which commercial banks are subject under the California banking law. Fireside Bank’s activities are now limited to the servicing of its existing loan and deposit customers. In addition, since Fireside Bank’s deposits are insured by the FDIC, it is subject to a broad system of regulation under the Federal Deposit Insurance Act, FDIC regulations and other federal regulations. The regulations of these state and federal agencies govern most aspects of Fireside Bank’s business, and are generally intended to protect a bank’s depositors, creditors, borrowers and the deposit insurance fund. They impose reporting obligations, minimum capitalization requirements, limitations on dividends, investments, loans, borrowings, branching, mergers and acquisitions, reserves against deposits, and other requirements, including those relating to privacy, fairness in consumer credit, and prevention and detection of fraud and financial crime. Federal law also imposes certain restrictions on Fireside Bank’s transactions with the Company and other affiliates, and certain fair lending and reporting requirements involving consumer lending operations and Community Reinvestment Act activities.

On March 24, 2009, Unitrin announced that Fireside Bank would be suspending all new lending activity as part of a plan to exit the automobile finance business. The exit plan envisions an orderly wind-down of Fireside Bank’s operations over the next several years, during which time Fireside Bank will continue to collect outstanding loan balances and make interest payments and redemptions on outstanding certificates of deposits in the ordinary course of business. Following the announcement, Fireside Bank ceased accepting new loan applications and purchasing retail installment contracts from automobile dealers. Fireside Bank also has ceased opening new certificate of deposit accounts and no longer permits depositors to renew existing certificates of deposits when they mature. During 2009, Fireside Bank also closed all of its branch offices and reduced its staffing. Effective December 21, 2009, Fireside Bank agreed to and became the subject of a consent order issued by the FDIC and CDFI. The consent order requires Fireside Bank to develop and submit to the FDIC and CDFI a written liquidation plan and to update that plan by November 30 of each year. Other requirements of the consent order include: (i) certain restrictions and procedures relative to Fireside Bank’s management and directors; (ii) the adoption of certain policies and procedures and the submission of quarterly reports to the FDIC and CDFI; (iii) the maintenance of a minimum ratio of Tier 1 capital to total assets of 15%; (iv) the maintenance of adequate reserves for loan losses; and (v) restrictions on the payment of dividends by Fireside Bank to Unitrin. Given the current status of Fireside Bank’s ongoing run-off plan, Fireside Bank’s management does not consider the terms of the consent order to be onerous nor does it believe that compliance with the order will have a material adverse affect on Fireside Bank, the run-off plan or Unitrin’s ability to recover its investment in Fireside Bank over the next several years.

In response to the U.S. financial crisis, a number of bills have been introduced in the U.S. Congress to reform the U.S. bank regulatory system. Of special note is H.R. 4173, passed by the U.S. House of Representatives on December 11, 2009. H.R. 4173 would create an inter-agency Financial Services Oversight Council to (i) identify and regulate financial institutions that pose systemic risks; (ii) restructure the responsibilities of some of the federal bank regulatory agencies; (iii) impose new regulatory restrictions on financial services companies; (iv) impose new disclosures and limitations on executive pay; (v) establish a new Consumer Financial Protection Agency with rulemaking, supervision, and enforcement authority over consumer financial activities of banking and non-bank financial institutions; (vi) and establish a Federal Insurance Office in the U.S. Department of

Treasury to address certain issues relating to the insurance industry. Once effective, H.R. 4173 would require Unitrin, so long as it owns Fireside Bank, to establish a “Section 6 holding company” that would hold all of its financial activities (including insurance activities). A Section 6 holding company would have to register as a bank holding company with the Federal Reserve Board, and it would be subject to regulation and the exercise of enforcement powers by the Federal Reserve Board. Unitrin would be required to serve as a source of strength for the Section 6 holding company. If any legislation ultimately enacted, if it may have considerably different provisions from those currently proposed.

Item 1A.	Risk Factors.

Most issuers, including Unitrin, are exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The following discussion details the significant risk factors that are more specific to Unitrin. In addition to those described below, the Company’s business, financial condition and results of operation could be materially affected by other factors not presently known by, or considered material to, the Company. Readers are advised to consider these factors along with the other information included in this 2009 Annual Report on Form 10-K, and to consult any further disclosures Unitrin makes on related subjects in its filings with the SEC.

Catastrophe losses, whether resulting from natural disasters, terrorism or other man-made events, and reinsurance risks could adversely affect the Company’s results of operations, liquidity or financial condition.

Property and casualty insurance companies are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophes can be caused by various events, including hurricanes, tornadoes, windstorms, earthquakes, hail storms, explosions, severe winter weather and wildfires and may include man-made events, such as terrorist attacks. The incidence, frequency and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.

Unitrin’s Life and Health Insurance subsidiaries are particularly exposed to risks of catastrophic mortality, such as pandemic or other events that result in large numbers of deaths. In addition, the occurrence of such an event in a concentrated geographic area could have a severe disruptive effect on the Company’s workforce and business operations. The likelihood and severity of such events can not be predicted and are difficult to estimate.

Unitrin’s insurance subsidiaries seek to reduce their exposure to catastrophe losses through underwriting strategies and the purchase of catastrophe reinsurance. Reinsurance does not relieve Unitrin’s insurance subsidiaries of their direct liability to their policyholders. As long as the reinsurers meet their obligations, the net liability for Unitrin’s insurance subsidiaries is limited to the amount of risk that they retain. While the Company’s principal reinsurers are each rated “A-” or better by A.M. Best at the time reinsurance is purchased, the Company cannot be certain that reinsurers will pay the amounts due from them either now, in the future, or on a timely basis, which could impact the Company’s liquidity. A reinsurer’s insolvency or inability to make payments under the terms of its reinsurance agreement with Unitrin’s insurance subsidiaries could have a material adverse effect on the Company’s financial position and results of operations.

In addition, market conditions beyond the Company’s control determine the availability and cost of the reinsurance protection Unitrin’s insurance subsidiaries may purchase. A decrease in the amount of reinsurance protection that Unitrin’s insurance subsidiaries purchase generally should decrease their cost of reinsurance, but increase their risk of loss. An increase in the amount of reinsurance protection that Unitrin’s insurance subsidiaries purchase generally should increase their cost of reinsurance, but decrease their risk of loss. However, if the amount of reinsurance available is reduced, Unitrin’s insurance subsidiaries could pay more for the same level, or a lower level, of reinsurance coverage. Accordingly, the Company may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect the ability of Unitrin’s insurance subsidiaries to write future business or result in their retaining more risk with respect to their insurance policies.

Significant catastrophe events may also result in residual market assessments and assessments for insurance industry insolvencies. Although the occurrence and amount of any such assessments can not be predicted, a significant assessment against one of Unitrin’s insurance subsidiaries could adversely affect the results of its operations for the affected reporting period.

Estimating losses and LAE for determining property and casualty insurance reserves, or determining premium rates, is inherently uncertain, and the Company’s results of operations may be materially impacted if the Company’s insurance reserves or premium rates are insufficient.

The Company establishes loss and LAE reserves to cover estimated liabilities, which remain unpaid as of the end of each accounting period, and to investigate and settle all claims incurred under the property and casualty insurance policies that it has issued. Loss and LAE reserves are established for claims that have been reported to the Company as of the end of the accounting period, as well as for claims that have occurred but have not yet been reported to the Company. The estimates of loss and LAE reserves are based on the Company’s assessment of the facts and circumstances known to it at the time, as well as estimates of the impact of future trends in the severity of claims, the frequency of claims and other factors. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 71 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.

As the process of estimating property and casualty insurance reserves is inherently uncertain, the reserves established by the Company are not precise estimates of liability and could prove to be inadequate to cover its ultimate losses and expenses. The process of estimating loss reserves is complex and imprecise. The estimate of the ultimate cost of claims must take into consideration many factors that are dependent on the outcome of future events. The impacts on the Company’s estimate of property and casualty insurance reserves from these factors are difficult to estimate accurately. A change in any one or more of the factors is likely to result in a projected ultimate loss that is different than the previous projected ultimate loss, and may have a material impact on the Company’s estimate of the projected ultimate loss. Increases in the estimates of ultimate losses and LAE will decrease earnings, while decreases in such estimates will increase earnings, as reported by the Company in the results of its operations for the periods in which the changes to the estimates are made by the Company.

The Company’s actuaries also consider trends in the severity and frequency of claims and other factors, when determining the premium rates to charge for its property and casualty insurance products. A change in any one or more of these factors or trends, as well as competitive conditions, may also result in inadequate premium rates charged for insurance policies issued by Unitrin’s property and casualty insurance subsidiaries in the future. Such pricing inadequacies could have a material impact on the Company’s operating results.

The success of Fireside Bank’s plan to exit the automobile finance business is subject to risk.

The results of operations and financial condition of Fireside Bank and the success of the Company’s announced plan to exit the automobile finance business, including, but not limited to, the recovery of Unitrin’s investment in Fireside Bank depend, to a large extent, on the performance of its automobile loan receivable portfolio. Automobile loan borrowers may default during the terms of their loans. Fireside Bank bears the full risk of losses resulting from defaults. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery. A substantial portion of Fireside Bank’s automobile loan receivable portfolio is considered sub-prime. The risk of default for sub-prime loans is higher than for prime loans and has been accentuated by recent economic conditions. Approximately 65% of Fireside Bank’s automobile loan portfolio is concentrated in loans to borrowers residing in California, where the unemployment rate has been higher than the national average. Continued economic stress in the California economy could result in increases over time in loan delinquencies and loan charge-offs in Fireside Bank’s loan portfolio and consequent adverse effects on the execution of Fireside Bank’s plan to exit the automobile finance business.

Fireside Bank maintains an allowance for loan losses that represents management’s best estimate of the inherent losses in Fireside Bank’s automobile loan receivable portfolio. If the allowance is inadequate, Fireside Bank would recognize losses in excess of that allowance as an expense in the period that the Company determines that the allowance is inadequate. Accordingly, the Company’s results of operations could be adversely affected. A material increase to the allowance for loan losses could also result in Fireside Bank’s ratio of Tier 1 capital to total assets falling below 15%, the minimum ratio level at which Fireside Bank has agreed with its regulators to maintain. In such a case, the Company would likely contribute additional amounts of capital to Fireside Bank. Such contributions could impact Unitrin’s liquidity and capital resources available for other corporate purposes.

Fireside Bank has funded its automobile loan portfolio by issuing certificates of deposits. Accordingly, Fireside Bank is exposed to interest rate risk. While market interest rates for certificates of deposits have remained lower than the interest rates inherent in the outstanding certificates of deposits issued by Fireside Bank, an increase in market interest rates above those of Fireside Bank’s outstanding certificates of deposits could result in redemptions of certificates by Fireside Bank’s depositors at a greater pace than anticipated in Fireside Bank’s exit plan, and at a greater pace than collections of its automobile loan portfolio. In such a case, Unitrin may need to advance funds to Fireside Bank under an intercompany line of credit it has extended to Fireside Bank and may need to increase the line of credit. Advances under the intercompany line of credit could impact Unitrin’s liquidity and capital resources available for other corporate purposes.

Effective December 21, 2009, Fireside Bank agreed to and became the subject of a consent order issued by the FDIC and CDFI. The consent order requires Fireside Bank to develop and submit a written liquidation plan to these agencies and to update that plan by November 30 of each year. The consent order imposes a number of additional requirements on Fireside Bank. Any failure to comply with the consent order could subject Fireside Bank to the exercise of enforcement remedies by the FDIC and CDFI. For more information about the consent order, see “Fireside Bank Regulation” under “Regulation” in Item 1, beginning on page 18.

Reserve National’s business model is vulnerable to American health care reform.

The U. S. House of Representatives and the U.S. Senate passed separate, but not identical, bills in late 2009 which would effect sweeping changes to the American health care system. In the event that some version of these bills is enacted into law, Reserve National’s business model, which focuses on providing limited health insurance coverages to persons who lack access to traditional private options, would likely be adversely affected. Depending on the provisions of any such law ultimately enacted, Reserve National might suffer significant loss of revenue and might not be able to compete effectively in the markets that it has historically served. In particular, provisions in both of the bills passed by the House and Senate would establish minimum loss ratios for health insurance policies significantly above the levels historically experienced by Reserve National. Such minimum loss ratios could adversely impact Reserve National’s ability to achieve an adequate return and may result in a significant loss of business for Reserve National. A significant loss of business could have a material adverse effect on the financial condition and results of operations of Reserve National and could adversely impact the Company’s ability to fully realize its investment in Reserve National, including the recoverability of $14.8 million of goodwill. Reserve National reported earned premiums of $127.0 million and net income of $3.1 million for the year ended December 31, 2009.

The Unitrin Direct segment may not reach consistent profitability or an adequate rate of return.

The Unitrin Direct segment reported significant operating losses in each of the last three years, though it operated profitably during each of the past two quarters. The Company has taken a number of actions intended to improve Unitrin Direct’s operating results including, but not limited to, implementing premium rate increases in most states, improving insurance risk selection and retention, reducing marketing spending, modifying its direct marketing program to target a better response rate and improving operating scale with the acquisitions and integrations of Merastar and Direct Response. However, there is no assurance that Unitrin Direct will be profitable or reach an adequate rate of return in future years.

Unitrin is dependent on receiving dividends from its subsidiaries to service its debt and to pay dividends to its shareholders.

As a holding company with no business operations of its own, Unitrin depends on the dividend income that it receives from its subsidiaries as the primary source of funds to pay interest and principal on its outstanding debt obligations and to pay dividends to its shareholders. Unitrin’s subsidiaries are subject to significant regulatory restrictions under state insurance and banking laws and regulations which limit their ability to declare and pay dividends. These regulations impose minimum solvency and liquidity requirements on dividends between affiliated companies and require prior notice to, and may require approval from, state insurance or bank regulators before dividends can be paid. The inability of one or more of Unitrin’s subsidiaries to pay sufficient dividends to Unitrin may materially affect Unitrin’s ability to timely pay its debt obligations or to pay dividends to its shareholders.

A significant downgrade in the ratings of Unitrin or its insurance subsidiaries could adversely affect the Company.

Third party rating agencies, such as A.M. Best, assess the financial strength and rate the claims-paying ability of insurance companies based on criteria established by the rating agencies. Third-party ratings are important competitive factors in the insurance industry. Financial strength ratings are used by agents and clients as an important means of assessing the financial strength and quality of insurers. A significant downgrade by a recognized rating agency in the ratings of Unitrin’s insurance subsidiaries, particularly those that market their products through independent agents, could result in a substantial loss of business if agents or policyholders of such subsidiaries move to other companies with higher claims paying and financial strength ratings. Any substantial loss of business could have a material adverse effect on the financial condition and results of operations of such subsidiaries.

A downgrade in Unitrin’s credit rating by Standard & Poor’s (“S&P”) and Moody’s Investors Services (“Moody’s”), may increase Unitrin’s future cost to borrow funds for general corporate purposes, including the refinancing of existing debt, or limit Unitrin’s ability to access the capital markets. A substantial increase in borrowing costs or limitation on Unitrin’s ability to access capital markets could have a material adverse effect on the financial condition and results of operations of the Company.

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

Banking. Fireside Bank is regulated by the FDIC and the CDFI and is subject to a consent order agreed to with these two agencies. These agencies regulate most aspects of Fireside Bank’s business and impose reporting obligations and a broad array of restrictions and requirements on such matters as capitalization, dividends, investments, loans and borrowings, and many requirements which relate to privacy and fairness in consumer credit or the detection and prevention of fraud and financial crime.

Effect on Operations. Insurance and banking regulatory agencies conduct periodic examinations of Unitrin’s subsidiaries and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. If an insurance company fails to obtain required licenses or approvals, or if any of Unitrin’s subsidiaries fail to comply with other regulatory requirements, including banking regulations and the consent order applicable to Fireside Bank, the regulatory agencies can suspend or delay their operations or licenses, require corrective action, and impose penalties or other remedies available under the applicable regulations.

These federal and state laws and regulations, and their interpretation by the various regulatory agencies and courts, are undergoing continual revision and expansion. The regulatory structures in the financial services industry have come under intense scrutiny over the past year and a half as a result of the turmoil experienced by the financial markets. It is not possible to predict how new legislation or regulations or new interpretations of existing laws and regulations may impact the operations of Unitrin’s subsidiaries.

Significant changes in, or new interpretations of, these laws and regulations could make it more expensive for Unitrin’s subsidiaries to conduct their businesses and could materially affect the profitability of their operations and the Company’s financial results. Numerous bills have been introduced and are currently under consideration in the U.S. Congress to reform the U.S. health care system. See the discussion in the separate risk factor above regarding the potential effect of such legislation on Reserve National’s business model. In addition, a number of bills have been introduced in the U.S. Congress in response to the U.S. financial crisis which would make significant changes to the system for regulating banking and financial institutions. One proposal would require Unitrin, so long as it owns Fireside Bank, to establish a “Section 6 holding company” that would hold all of its financial activities (including insurance activities). Any legislation ultimately enacted may have considerably different provisions than those currently proposed. For a more detailed discussion of the regulations applicable to Unitrin’s subsidiaries, and the consent order applicable to Fireside Bank, see “Insurance Regulation” and “Fireside Bank Regulation” under “Regulation” in Item 1, beginning on page 16.

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

The Company is subject to interest rate risk and credit risk in its fixed maturity investment portfolio.

One of the Company’s primary market risk exposures is to changes in interest rates. A decline in market interest rates could have an adverse effect on the Company’s investment income as it invests cash in new investments that may yield less than the portfolio’s average rate. In a declining interest rate environment, borrowers may seek to refinance their borrowings at lower rates and, accordingly, prepay or redeem securities the Company holds as investments more quickly than the Company initially expected. Such prepayment or redemption action may cause the Company to reinvest the redeemed proceeds in lower yielding investments. An increase in market interest rates could also have an adverse effect on the value of the Company’s investment portfolio, for example, by decreasing the fair values of the fixed income securities that comprise a substantial majority of its investment portfolio.

The Company’s fixed maturity investment portfolio is subject to credit risk from the issuers of the securities in the portfolio. Deterioration in the financial conditions of the issuers could result in a decline in the fair value of the Company’s fixed maturity investment portfolio. Deterioration in the financial conditions of the issuers could also result in issuer defaults and impact the Company’s ability to recover the reported value of its fixed maturity investment portfolio. Accordingly, deterioration in the credit quality of the Company’s investment portfolio could adversely affect the Company’s operating results and financial position.

The Company has a large equity concentration in Intermec, Inc.

The carrying value of the Company’s investment in the common stock of its investee, Intermec, Inc. (“Intermec”), is reported under the equity method of accounting at cost plus the accumulated undistributed comprehensive earnings in the Consolidated Balance Sheet and was $98.4 million at December 31, 2009. The fair value of the Company’s investment in the common stock of Intermec was $162.8 million. The Company’s investment in Intermec common stock is subject to a variety of risk factors under the umbrella of market risk. General economic swings influence Intermec’s performance. A downturn in the global economy, or in the global supply chain solutions industry, in which Intermec competes, could have a negative impact on Intermec. Such results could have an adverse effect on the fair value of the Company’s investment in Intermec common stock.

The Company’s investments in limited liability investment companies and limited partnerships are concentrated in companies and partnerships that invest in distressed and mezzanine debt and secondary transactions.

At December 31, 2009, Unitrin’s insurance subsidiaries had $285.5 million invested in limited liability investment companies and limited partnerships accounted for under the equity method of accounting (“Equity Method Limited Liability Investments”), that invest in distressed and mezzanine debt of other companies and secondary transactions. In addition, Unitrin’s insurance subsidiaries had unfunded commitments to invest an additional $47.2 million in such limited liability investment companies and limited partnerships. Such unfunded commitments generally may be used to fund additional investments made, or losses incurred, by such limited liability investment companies and limited partnerships. The underlying investments of such limited liability investment companies and limited partnerships generally provide opportunities for higher returns, but at a higher risk than investment-grade investments. General economic swings influence the performance of the underlying investments in distressed and mezzanine debt and secondary transactions. Unitrin’s insurance subsidiaries have also made direct investments in the same or similar distressed and mezzanine debt securities of certain issuers in which such limited liability investment companies and limited partnerships have made investments, which could exacerbate any losses attributable to poor performance of any such investments. A severe and continued downturn in the economy may result in deterioration in the business prospects of the issuers of the underlying investments that could adversely affect the Company’s operating results and financial position.

The insurance industry is highly competitive.

The Company’s insurance businesses face significant competition. Competitive success is based on many factors, including, but not limited to, the following:

•	Competitiveness of prices charged for insurance policies;

•	Underwriting discipline;

•	Selectiveness of sales markets;

•	Technological innovation;

•	Ability to control expenses;

•	Adequacy of ratings from A.M. Best; and

•	Quality of services provided to agents and policyholders.

The inability to compete effectively in any of the Company’s insurance businesses could materially reduce the Company’s customer base and revenues, and could adversely affect the future results and financial condition of the Company.

See “Competition” in Item 1 of Part I beginning on pages 13 and 15, for more information on the competitive rankings in the property and casualty insurance markets and the life and health insurance markets, respectively, in the United States.

The effects of emerging claim and coverage issues on Unitrin’s insurance subsidiaries are uncertain.

As industry practices and regulatory, judicial, political, social and other environmental conditions change, unexpected and unintended issues related to insurance claims and coverages may emerge. These emerging practices, conditions and issues could adversely affect Unitrin’s insurance subsidiaries by either extending coverages beyond Unitrin’s insurance subsidiaries’ underwriting intent or by increasing the number or size of claims. The effects of such emerging claim and coverage issues are extremely hard to predict, but could materially affect the financial results of the Company.

Legal and regulatory proceedings are unpredictable.

Unitrin and its subsidiaries are involved in lawsuits, regulatory inquiries, and other legal proceedings arising out of the ordinary course of their businesses. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities, and the outcomes of these matters are difficult to predict. Given the unpredictability of the legal and regulatory environment in which the Company operates, there can be no assurance that one or more of these matters will not produce a loss which could have a material adverse effect on the Company’s financial results for any given period. For further information about the Company’s pending litigation, see Item 3, “Legal Proceedings,” on page 26.

Managing technology initiatives to address business developments and increasing data security regulations and risks present significant challenges to the Company.

While technological developments can streamline many business processes and ultimately reduce the cost of operations, technology initiatives can present short-term cost and implementation risks. In addition, projections of expenses, implementation schedules and utility of results may be inaccurate and can escalate over time. The Company faces rising costs and competing time constraints in meeting compliance requirements of new and proposed regulations. The expanding volume and sophistication of computer viruses, hackers and other external hazards may increase the vulnerability of the Company’s data systems to security breaches. These increased risks and expanding regulatory requirements, including requirements related to personal data security, expose the Company to potential data loss and damages and significant increases in compliance and litigation costs.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Owned Properties

The Company owns the 41-story office building at One East Wacker Drive, Chicago, Illinois, that houses the executive offices of Unitrin. Unitrin and one of its subsidiaries occupy approximately 48,000 square feet of the 527,000 rentable square feet in the building. In addition, Unitrin’s subsidiaries together own and occupy 15 buildings located in 5 states consisting of approximately 55,000 square feet in the aggregate. Unitrin’s subsidiaries hold additional properties solely for investment purposes that are not utilized by Unitrin or its subsidiaries.

Leased Facilities

Kemper leases facilities with an aggregate square footage of approximately 237,000 at 8 locations in 8 states. The latest expiration date of the existing leases is in September of 2018.

Fireside Bank leases 3 facilities, of which 2 are occupied, with an aggregate square footage of approximately 92,000 in 2 states. The latest expiration date of the existing leases is in August of 2016.

Unitrin Specialty leases facilities with an aggregate square footage of approximately 148,000 at 3 locations in 3 states. The latest expiration date of the existing leases is in June of 2018.

Unitrin Direct leases facilities with an aggregate square footage of approximately 321,000 at 12 locations in 8 states. The latest expiration date of the existing leases is in September of 2015.

Unitrin’s Life and Health Insurance segment leases facilities with aggregate square footage of approximately 529,000 at 131 locations in 26 states. The latest expiration date of the existing leases is in November of 2019.

Unitrin’s corporate data processing operation occupies a facility with an aggregate square footage of approximately 30,000 square feet under a lease that expires in December of 2014.

Kemper, Unitrin Specialty and Unitrin Direct share leased facilities with an aggregate square footage of approximately 99,000 at 3 locations in 3 states. The latest expiration date of the existing leases is in September of 2018.

The properties described above are in good condition. The properties utilized in the Company’s operations consist of facilities suitable for general office space, call centers and data processing operations.

Item 3.	Legal Proceedings.

Proceedings

In the ordinary course of their businesses, Unitrin and its subsidiaries are involved in a number of legal proceedings including lawsuits and regulatory examinations and inquiries. Some of these proceedings involve matters particular to the Company or one or more of its subsidiaries, while others pertain to business practices in the industries in which Unitrin or its subsidiaries operate. Some lawsuits seek class action status that, if granted, could expose Unitrin or its subsidiaries to potentially significant liability by virtue of the size of the putative classes. These matters can raise complicated issues and may be subject to many uncertainties, including but not limited to: (i) the underlying facts of the matter; (ii) unsettled questions of law; (iii) issues unique to the jurisdiction where the matter is pending; (iv) damage claims, including claims for punitive damages, that are disproportionate to the actual economic loss incurred; and (v) the legal, regulatory and political environments faced by large corporations generally and the insurance and banking sectors specifically. Accordingly, the outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular points in time are in most cases difficult or impossible to ascertain.

Certain subsidiaries of Unitrin, like many property and casualty insurers, are defending a significant volume of lawsuits, among them two statewide putative class actions, in Florida, Louisiana and Texas arising out of property damage caused by catastrophes and storms, including major hurricanes that have occurred over the last several years. In these matters, the plaintiffs seek compensatory and punitive damages, and equitable relief. The Company believes its relevant subsidiaries have meritorious defenses to these proceedings which they are vigorously defending. However, it is anticipated that additional lawsuits will continue to be filed, at least until the applicable statutes of limitation expire, though some courts continue to demonstrate reluctance to enforce these statutes.

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

Legal Environment

The legal and regulatory environment within which Unitrin and its subsidiaries conduct their businesses is often unpredictable. Industry practices that were considered legally-compliant and reasonable for years may suddenly be deemed unacceptable by virtue of an unexpected court or regulatory ruling. Anticipating such shifts in the law and the impact they may have on the Company and its operations is a difficult task and there can be no assurances that the Company will not encounter such shifts in the future.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2009, no matters were submitted to a vote of shareholders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Unitrin’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol of “UTR.”

DOLLARS PER SHARE	THREE MONTHS ENDED				YEAR ENDED
	MARCH 31, 2009	JUNE 30, 2009	SEPT. 30, 2009	DEC. 31, 2009	DEC. 31, 2009
Common Stock Market Prices:
High	$16.70	$17.43	$20.46	$23.87	$23.87
Low	7.96	11.80	10.91	18.35	7.96
Close	13.98	12.02	19.49	22.05	22.05

DOLLARS PER SHARE	THREE MONTHS ENDED				YEAR ENDED
	MARCH 31, 2008	JUNE 30, 2008	SEPT. 30, 2008	DEC. 31, 2008	DEC. 31, 2008
Common Stock Market Prices:
High	$47.74	$40.00	$29.74	$28.00	$47.74
Low	32.60	27.54	20.73	13.05	13.05
Close	35.34	27.57	24.94	15.94	15.94

Holders

As of January 29, 2010, the number of record holders of Unitrin’s common stock was approximately 5,500.

Dividends

DOLLARS PER SHARE	THREE MONTHS ENDED				YEAR ENDED
	MARCH 31, 2009	JUNE 30, 2009	SEPT. 30, 2009	DEC. 31, 2009	DEC. 31, 2009
Cash Dividends Paid to Shareholders (per share)	$0.47	$0.20	$0.20	$0.20	$1.07

	THREE MONTHS ENDED				YEAR ENDED
DOLLARS PER SHARE	MARCH 31, 2008	JUNE 30, 2008	SEPT. 30, 2008	DEC. 31, 2008	DEC. 31, 2008
Cash Dividends Paid to Shareholders (per share)	$0.47	$0.47	$0.47	$0.47	$1.88

Unitrin’s insurance subsidiaries are subject to various state insurance laws that restrict the ability of these insurance subsidiaries to pay dividends without prior regulatory approval. In addition, Unitrin’s automobile finance subsidiary, Fireside Bank, is subject to certain risk-based capital regulations having the effect of limiting the amount of dividends that may be paid by Fireside Bank. Fireside Bank also has agreed not to pay dividends without the prior approval of the FDIC and the CDFI. See MD&A, “Letter to Shareholders” and “Liquidity and Capital Resources” and Note 12, “Shareholders’ Equity,” to the Consolidated Financial Statements for information on Unitrin’s ability and intent to pay dividends.

Issuer Purchases of Equity Securities

Unitrin’s stock repurchase program was first announced on August 8, 1990. The repurchase program was subsequently expanded several times, most recently in November 2006, when the Board of Directors expanded Unitrin’s authority to repurchase Unitrin’s common stock by an aggregate number of 6,000,000 shares (in addition to approximately 750,000 shares remaining under its prior authorization). A total of 1,378,454 shares remain available for repurchase under the repurchase programs which does not have an expiration date.

Unitrin did not repurchase any shares of its common stock in the fourth quarter of 2009.

During the quarter ended December 31, 2009, no shares were withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under Unitrin’s three stock option plans or shares withheld to satisfy tax withholding obligations on the vesting of awards under Unitrin’s restricted stock plan.

Unitrin Common Stock Performance Graph

The following graph assumes $100 invested on December 31, 2004 in (i) Unitrin common stock, (ii) the S&P MidCap 400 Index, and (iii) the S&P Composite 1500 Insurance Index, in each case with dividends reinvested. Unitrin is a constituent of each of these two indices.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Unitrin common stock.

Company / Index	2004	2005	2006	2007	2008	2009
Unitrin, Inc.	$100.00	$102.71	$118.65	$118.13	$42.05	$62.74
S&P MidCap 400 Index	100.00	112.56	124.17	134.08	85.50	117.46
S&P Composite 1500 Insurance Index	100.00	114.75	127.15	118.57	55.44	61.42

Item 6.	Selected Financial Data.

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2009	2008	2007 (a)	2006 (b)	2005
FOR THE YEAR
Earned Premiums	$2,455.5	$2,376.6	$2,286.9	$2,290.5	$2,287.7
Automobile Finance Revenues	178.5	242.3	260.2	245.0	217.6
Net Investment Income	322.7	212.9	289.9	286.0	258.4
Other Income	2.5	4.1	3.5	14.4	9.5
Net Realized Gains on Sales of Investments	24.6	59.2	95.5	29.3	67.2
Net Impairment Losses Recognized in Earnings	(50.4)	(152.9)	(33.0)	(2.8)	(10.3)

Total Revenues	$2,933.4	$2,742.2	$2,903.0	$2,862.4	$2,830.1

Income (Loss) from Continuing Operations	$162.2	$(38.0)	$178.1	$267.6	$237.2
Income from Discontinued Operations	2.5	8.4	27.3	19.4	18.9

Net Income (Loss)	$164.7	$(29.6)	$205.4	$287.0	$256.1

Per Unrestricted Share:
Income (Loss) from Continuing Operations	$2.60	$(0.60)	$2.71	$3.94	$3.44
Income from Discontinued Operations	0.04	0.13	0.42	0.28	0.27

Net Income (Loss)	$2.64	$(0.47)	$3.13	$4.22	$3.71

Per Unrestricted Share Assuming Dilution:
Income (Loss) from Continuing Operations	$2.60	$(0.60)	$2.70	$3.92	$3.41
Income from Discontinued Operations	0.04	0.13	0.41	0.28	0.27

Net Income (Loss)	$2.64	$(0.47)	$3.11	$4.20	$3.68

Dividends Paid to Shareholders (per share)	$1.07	$1.88	$1.82	$1.76	$1.70

AT YEAR END
Total Assets	$8,573.5	$8,818.8	$9,394.4	$9,329.9	$9,200.9

Insurance Reserves	$4,239.3	$4,241.3	$3,855.9	$3,918.7	$3,936.4
Unearned Premiums	724.9	733.5	722.2	778.9	810.6
Certificates of Deposits	682.4	1,110.8	1,274.3	1,162.7	1,074.3
Notes Payable	561.4	560.8	560.1	504.5	503.6
All Other Liabilities	447.9	523.8	690.9	675.5	716.6

Total Liabilities	6,655.9	7,170.2	7,103.4	7,040.3	7,041.5

Shareholders’ Equity	1,917.6	1,648.6	2,291.0	2,289.6	2,159.4

Total Liabilities and Shareholders’ Equity	$8,573.5	$8,818.8	$9,394.4	$9,329.9	$9,200.9

Book Value Per Share	$30.75	$26.46	$35.65	$34.18	$31.52

(a)	In 2007, the Company’s Shareholders’ Equity was decreased by $3.2 million for the Company’s pro rata share of the impact of Intermec’s (the Company’s Investee) changes in measuring and reporting postretirement benefits plans and accounting for uncertain income taxes.

(b)	In 2006, the Company’s Shareholders’ Equity was decreased by $7.3 million due to changes in measuring and reporting postretirement benefits plans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Index to

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF RESULTS

Net Income was $164.7 million ($2.64 per unrestricted common share) for the year ended December 31, 2009, compared to Net Loss of $29.6 million ($0.47 per unrestricted common share) for the year ended December 31, 2008. Net income from Continuing Operations was $162.2 million ($2.60 per unrestricted common share) in 2009, compared to Net loss from Continuing Operations of $38.0 million ($0.60 per unrestricted common share) in 2008. As discussed throughout this MD&A, results from continuing operations increased for the year ended December 31, 2009 due primarily to higher segment operating results in the aggregate, including lower catastrophe losses and higher Net Investment Income, and lower Net Impairment Losses Recognized in Earnings, partially offset by lower Net Realized Gains on Sales of Investments. Catastrophe losses from continuing operations were $43.5 million before tax for the year ended December 31, 2009, compared to $144.9 million for the same period in 2008. The Company reported Income from Discontinued Operations of $2.5 million and $8.4 million for the years ended December 31, 2009 and 2008, respectively.

Earned Premiums were $2,455.5 million in 2009, compared to $2,376.6 million in 2008, an increase of $78.9 million. Earned Premiums increased primarily in the Unitrin Direct, which includes premiums from the acquisition of Direct Response, and Unitrin Specialty segments and decreased in the Life and Health Insurance segment.

Automobile Finance Revenues decreased by $63.8 million in 2009, compared to 2008, due to Fireside Bank’s plan to exit the automobile finance business.

Net Investment Income increased by $109.8 million in 2009 due primarily to higher net investment income from certain Equity Method Limited Liability Investments, partially offset by lower dividend income from Investments in Equity Securities. Net Investment Income included income of $47.7 million from Equity Method Limited Liability Investments for the year ended December 31, 2009, compared to a loss of $76.3 million for the same period in 2008. Dividend income from Investments in Equity Securities decreased by $16.5 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to sales of the vast majority of the Company’s investments in Northrop Grumman Corporation (“Northrop”) common stock and other publicly-traded common stocks during 2008.

Net Realized Gains on Sales of Investments, reported in the Statement of Operations, were $24.6 million in 2009, compared to $59.2 million in 2008. Net Impairment Losses Recognized in Earnings for the years ended December 31, 2009 and 2008 were $50.4 million and $152.9 million, respectively. The Company cannot predict when or if similar investments gains or losses may occur in the future.

Other Comprehensive Investment Gains (Losses), which are not reported in the Statement of Operations, but rather are reported in the Statement of Comprehensive Income (Loss), was a gain of $235.9 million in 2009, compared to a loss of $595.6 million in 2008. The net comprehensive investment gain for the year ended December 31, 2009 was largely due to lower overall interest rates resulting from narrower credit spreads, partially offset by higher risk-free interest rates. The net comprehensive investment loss for the year ended December 31, 2008 was due primarily to a $281.3 million decline in the value of the Company’s investment in Northrop stock and the general decline in value of most of the Company’s investments in fixed maturities and equity securities due to the overall decline in the economy and stock market in the fourth quarter of 2008.

CATASTROPHES

The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in certain regions, and reinsurance. To limit its exposures to catastrophic events, the Company maintains various primary catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each primary

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CATASTROPHES (Continued)

catastrophe reinsurance program is provided in various layers (see Note 22, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for further discussion of these programs). In addition to these programs, the Company purchases reinsurance from the FHCF for hurricane losses in Florida at retentions lower than the Company’s primary catastrophe reinsurance programs.

Catastrophe reinsurance premiums for the Company’s primary reinsurance programs and the FHCF reduced earned premiums for the years ended December 31, 2009, 2008 and 2007 by the following:

DOLLARS IN MILLIONS	2009	2008	2007
Kemper	$22.4	$19.6	$19.4
Unitrin Specialty	0.3	0.3	0.2
Unitrin Direct	1.5	0.2	1.1
Life and Health Insurance	4.3	10.5	8.5

Total Ceded Catastrophe Reinsurance Premiums	$28.5	$30.6	$29.2

The Life and Health Insurance segment presented above includes reinsurance reinstatement premiums of $4.4 million for the year ended December 31, 2008 to reinstate coverage following Hurricanes Dolly, Gustav and Ike.

Total catastrophe losses and LAE (including development), net of reinsurance recoveries, reported in continuing operations were $43.5 million, $144.9 million and $39.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Catastrophe losses and LAE (including development), net of reinsurance recoveries, for the years ended December 31, 2009, 2008 and 2007 by business segment are presented below.

DOLLARS IN MILLIONS	2009	2008	2007
Kemper	$29.3	$97.4	$27.8
Unitrin Specialty	4.2	2.9	0.5
Unitrin Direct	3.4	3.1	0.6
Life and Health Insurance	6.6	41.5	10.5

Total Catastrophe Losses and LAE	$43.5	$144.9	$39.4

Catastrophe loss and LAE reserves, net of reinsurance recoverables, developed favorably by $18.4 million for the year ended December 31, 2009. Catastrophe loss and LAE reserves, net of reinsurance recoverables, developed adversely by $4.8 million for the year ended December 31, 2008. Catastrophe loss and LAE reserves, net of reinsurance recoverables, developed favorably by $4.6 million for the year ended December 31, 2007. No major hurricanes that significantly impacted the Company made landfall in the United States during 2009 or 2007. In the third quarter of 2008, three major hurricanes that significantly impacted the Company (Dolly, Gustav and Ike) made landfall in the United States. A summary of the Company’s estimated losses and LAE, net of reinsurance recoveries, from Hurricanes Dolly, Gustav and Ike reported in the Company’s Consolidated Statements of Operations for the year ended December 31, 2008 by business segment were:

DOLLARS IN MILLIONS	Dolly	Gustav	Ike	Total
Kemper	$0.6	$12.1	$27.9	$40.6
Unitrin Specialty	–	0.5	1.0	1.5
Unitrin Direct	–	–	0.5	0.5
Life and Health Insurance	6.8	7.3	8.7	22.8

Total Loss and LAE, Net of Reinsurance	$7.4	$19.9	$38.1	$65.4

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CATASTROPHES (Continued)

The estimated losses presented above by the Life and Health Insurance segment are net of reinsurance recoveries of $2.9 million, $6.0 million and $37.2 million related to Hurricanes Dolly, Gustav and Ike, respectively. In addition to the losses presented above, Insurance Expenses for the year ended December 31, 2008 includes an expense of $3.9 million related to the Kemper segment’s estimate of its share of assessments from the Texas Windstorm Insurance Association (“TWIA”). Insurance Expenses for the year ended December 31, 2009 includes a reduction of expense of $2.8 million due to a decrease in the Company’s estimate of its share of assessments from TWIA.

KEMPER

Selected financial information for the Kemper segment follows:

DOLLARS IN MILLIONS	2009	2008	2007
Earned Premiums:
Automobile	$584.6	$590.0	$594.4
Homeowners	294.0	288.8	283.7
Other Personal	53.2	51.9	48.2

Total Earned Premiums	931.8	930.7	926.3
Net Investment Income	42.1	19.1	44.0
Other Income	0.4	0.5	0.5

Total Revenues	974.3	950.3	970.8

Incurred Losses and LAE	627.8	673.8	618.1
Insurance Expenses	260.3	268.9	264.5

Operating Profit	86.2	7.6	88.2
Income Tax Benefit (Expense)	(22.5)	5.8	(21.7)

Net Income	$63.7	$13.4	$66.5

RATIOS BASED ON EARNED PREMIUMS

Incurred Loss and LAE Ratio (excluding Catastrophes)	64.2%	61.9%	63.7%
Incurred Catastrophe Loss and LAE Ratio	3.2	10.5	3.0

Total Incurred Loss and LAE Ratio	67.4	72.4	66.7
Incurred Expense Ratio	27.9	28.9	28.6

Combined Ratio	95.3%	101.3%	95.3%

INSURANCE RESERVES

DOLLARS IN MILLIONS	DEC. 31, 2009	DEC. 31, 2008
Insurance Reserves:
Personal Automobile	$300.4	$336.3
Homeowners	86.4	103.0
Other	35.9	36.8

Total Insurance Reserves	$422.7	$476.1

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER (Continued)

DOLLARS IN MILLIONS	DEC. 31, 2009	DEC. 31, 2008
Loss Reserves:
Case	$259.5	$273.3
Incurred but Not Reported	90.1	125.9

Total Loss Reserves	349.6	399.2
LAE Reserves	73.1	76.9

Total Insurance Reserves	$422.7	$476.1

For The Year Ended
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$42.2	$55.2
Favorable Catastrophe Loss and LAE Reserve Development, Net	18.3	5.8

Total Favorable Loss and LAE Reserve Development, Net	$60.5	$61.0

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	12.7%	12.1%

2009 Compared with 2008

Earned Premiums in the Kemper segment increased by $1.1 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to higher average premium rates, partially offset by an increase in the cost of reinsurance. Earned premiums on homeowners insurance increased by $5.2 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to higher average premium rates, partially offset by an increase in the cost of reinsurance. Earned premiums on automobile insurance decreased by $5.4 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to lower average premium rates and, to a lesser extent, lower volume.

Net Investment Income in the Kemper Segment increased by $23.0 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to higher net investment income from Equity Method Limited Liability Investments, partially offset by a lower level of investments. The Kemper segment reported net investment income of $7.0 million from Equity Method Limited Liability Investments for the year ended December 31, 2009, compared to net investment losses of $17.4 million in 2008.

Operating Profit in the Kemper segment increased by $78.6 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to lower incurred catastrophe losses and LAE (including the impact of loss and LAE reserve development which recognizes changes in estimates of prior year losses and LAE reserves in the current period), higher Net Investment Income and to a lesser extent lower insurance expenses, partially offset by the impact of lower favorable loss and LAE reserve development on automobile insurance and higher incurred losses and LAE on automobile insurance. There were no major hurricane catastrophe losses in 2009. The Kemper segment recognized catastrophe losses, totaling $40.6 million, from Hurricanes Dolly, Gustav and Ike in 2008. See MD&A, “Catastrophes,” and Note 22, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information on Hurricanes Dolly, Gustav and Ike and the Company’s catastrophe reinsurance programs. Catastrophe losses for the year ended December 31, 2009 also decreased due to lower frequency and severity of wind and hail storms in the first half of 2009, compared to the same period in 2008.

Homeowners insurance incurred losses and LAE were $188.8 million for the year ended December 31, 2009, compared to $248.1 million for the same period in 2008. Homeowners insurance incurred losses and LAE decreased due primarily to lower catastrophe losses and LAE (including loss and LAE reserve development).

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER (Continued)

Homeowners insurance catastrophe losses and LAE (excluding loss and LAE reserve development) were $38.8 million for the year ended December 31, 2009, compared to $90.4 million for the same period in 2008. Catastrophe losses and LAE decreased for the year ended December 31, 2009 due primarily to no major hurricanes occurring in 2009, compared to the aforementioned major hurricanes in 2008, and, to a lesser extent, a decrease in the frequency and severity of wind and hail storms in the first half of 2009, compared to the same period in 2008. Favorable catastrophe loss and LAE reserve development was $17.5 million for the year ended December 31, 2009, compared to a favorable development of $5.2 million for the same period in 2008. Catastrophe loss and LAE reserve development for the year ended December 31, 2009 included favorable development of $8.7 million on Hurricanes Ike and Gustav, both of which occurred in 2008, and $3.1 million of higher subrogation recoveries from certain California wildfires, which occurred in 2007.

Automobile insurance incurred losses and LAE were $409.6 million for the year ended December 31, 2009, compared to $393.5 million for the same period in 2008. Automobile insurance incurred losses and LAE increased due primarily to lower favorable loss and LAE reserve development and higher incurred non-catastrophe losses and LAE, partially offset by lower catastrophe losses and LAE (excluding loss and LAE reserve development). Loss and LAE reserve development on automobile insurance had a favorable effect of $32.5 million for the year ended December 31, 2009, compared to a favorable effect of $48.2 million for the same period in 2008. Non-catastrophe losses and LAE increased due primarily to higher severity on automobile liability claims. Automobile insurance catastrophe losses and LAE (excluding loss and LAE reserve development) were $6.6 million for the year ended December 31, 2009, compared to $8.8 million for the same period in 2008.

Other personal insurance incurred losses and LAE were $29.4 million for the year ended December 31, 2009, compared to $32.2 million for the same period in 2008. Other personal insurance Catastrophe losses and LAE (excluding loss and LAE reserve development) were $2.2 million for the year ended December 31, 2009, compared to $3.9 million in 2008. Favorable loss and LAE reserve development on other personal insurance was $2.1 for the year ended December 31, 2009, compared to unfavorable loss and LAE development of $1.3 million for the same period in 2008.

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

Insurance Expenses in the Kemper segment decreased by $8.6 million for the year ended December 31, 2009, compared to the same period in 2008. Insurance Expenses for the year ended December 31, 2009 included a reduction in expense of $2.8 million due to a change in the Kemper segment’s estimated TWIA assessment for Hurricane Ike. Insurance Expenses for the year ended December 31, 2008 included expense of $3.9 million related to the estimated TWIA assessment. Insurance Expenses for the year ended December 31, 2009 included a charge of $3.3 million to write off the Kemper segment’s equity in the North Carolina Beach Plan underwriting pool (the “NC Beach Plan”) due to a change in the law enacted in 2009. Excluding the impact of the TWIA assessments and NC Beach Plan write-off, Insurance Expenses for the year ended December 31, 2009 decreased by $5.4 million, compared to the same period in 2008, due primarily to expense savings initiatives, partially offset by restructuring costs. Restructuring costs were $1.6 million for the year ended December 31, 2009.

Net Income in the Kemper segment increased by $50.3 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to the changes in Operating Profit. The Kemper segment’s effective

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER (Continued)

income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $23.4 million for the year ended December 31, 2009, compared to $24.8 million for the same period in 2008.

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

Net Investment Income in the Kemper segment decreased by $24.9 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to lower net investment income from Equity Method Limited Liability Investments. The Kemper segment reported a net investment loss of $17.4 million from Equity Method Limited Liability Investments for the year ended December 31, 2008, compared to net investment income of $2.4 million for the same period in 2007.

Operating Profit in the Kemper segment decreased by $80.6 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to higher incurred losses and LAE and lower Net Investment Income.

Incurred Losses and LAE increased for the year ended December 31, 2008, compared to the same period in 2007, due primarily to higher catastrophe losses and LAE, partially offset by lower non-catastrophe losses and LAE and higher favorable loss and LAE reserve development. Catastrophe losses and LAE (including development) were $97.4 million for the year ended December 31, 2008, compared to $27.8 million for the same period in 2007. The Kemper segment recognized catastrophe losses, totaling $40.6 million, from Hurricanes Dolly, Gustav and Ike in 2008. There were no major hurricane catastrophe losses in 2007. Catastrophe losses for the year ended December 31, 2008 also increased due to higher frequency and severity of wind and hail storms in the first half of 2008, compared to the same period in 2007. Loss and LAE reserve development had a favorable effect of $61.0 million (including favorable development of $5.8 million for catastrophes for the year ended December 31, 2008), compared to a favorable effect of $54.2 million (including favorable development of $11.6 million for catastrophes) for the same period in 2007.

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

Other personal insurance incurred losses and LAE increased due primarily to higher catastrophe losses and LAE and unfavorable loss and LAE development in 2008, compared to favorable loss and LAE development in 2007. Other personal insurance catastrophe losses and LAE (excluding development) were $3.9 million for the year ended December 31, 2008, compared to $0.6 million in 2007. Unfavorable loss and LAE reserve development on other personal insurance was $1.1 million for the year ended December 31, 2008, compared to $2.8 million of favorable loss and LAE development for the same period in 2007.

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

UNITRIN SPECIALTY

Selected financial information for the Unitrin Specialty segment follows:

DOLLARS IN MILLIONS	2009	2008	2007
Earned Premiums:
Personal Automobile	$471.5	$414.0	$343.3
Commercial Automobile	56.0	80.0	106.0

Total Earned Premiums	527.5	494.0	449.3
Net Investment Income	20.8	8.6	19.2
Other Income	0.4	0.2	0.1

Total Revenues	548.7	502.8	468.6

Incurred Losses and LAE	418.8	397.0	340.9
Insurance Expenses	99.4	95.6	92.4

Operating Profit	30.5	10.2	35.3
Income Tax Expense	(7.0)	(0.1)	(8.3)

Net Income	$23.5	$10.1	$27.0

RATIOS BASED ON EARNED PREMIUMS
Incurred Loss and LAE Ratio (excluding Catastrophes)	78.6%	79.8%	75.8%
Incurred Catastrophe Loss and LAE Ratio	0.8	0.6	0.1

Total Incurred Loss and LAE Ratio	79.4	80.4	75.9
Incurred Expense Ratio	18.8	19.4	20.6

Combined Ratio	98.2%	99.8%	96.5%

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN SPECIALTY (Continued)

INSURANCE RESERVES

DOLLARS IN MILLIONS	DEC. 31, 2009	DEC. 31, 2008
Insurance Reserves:
Personal Automobile	$186.5	$175.7
Commercial Automobile	82.9	107.2
Other	8.5	10.2

Total Insurance Reserves	$277.9	$293.1

Loss Reserves:
Case	$169.5	$179.6
Incurred but Not Reported	71.3	76.3

Total Loss Reserves	240.8	255.9
LAE Reserves	37.1	37.2

Total Insurance Reserves	$277.9	$293.1

For The Year Ended
Favorable Loss and LAE Reserve Development, Net	$7.9	$5.5

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	2.7%	2.0%

2009 Compared with 2008

Earned Premiums in the Unitrin Specialty segment increased by $33.5 million for the year ended December 31, 2009, compared to the same period in 2008, due to higher earned premiums on personal automobile insurance, partially offset by lower earned premiums on commercial automobile insurance. Personal automobile insurance earned premiums increased by $57.5 million for the year ended December 31, 2009, compared to the same period in 2008, due to higher volume, partially offset by lower average earned premium rates. Personal automobile insurance volume increased due primarily to a higher level of renewal policies resulting from the Unitrin Specialty segment’s significant growth in 2008 in California. Unitrin Specialty’s growth rate in personal automobile insurance volume has slowed and management expects that earned premiums will decrease slightly in 2010 due to lower volume during the latter part of 2009 and lower volume expected during the first half of 2010. Commercial automobile insurance earned premiums decreased by $24.0 million for the year ended December 31, 2009, compared to the same period in 2008, due to lower volume, partially the result of increased competition and, to a lesser extent, lower average earned premium rates. In the fourth quarter of 2008 and throughout 2009, Unitrin Specialty implemented several initiatives targeted to stabilize commercial automobile premium volume, including the introduction of a new commercial insurance product for light commercial vehicles, a reduction in down payment requirements for certain commercial automobile insurance risks and the introduction of improved internet-enabled commercial lines rating technology. While these initiatives appear to have stabilized new business production, commercial automobile insurance premium volume decreased for the year ended December 31, 2009, compared to the same period in 2008, due primarily to a lower level of renewal policies. Unitrin Specialty’s management expects commercial automobile insurance earned premiums to continue to decline in 2010, but at a slower pace than experienced in 2009.

Net Investment Income in the Unitrin Specialty segment increased by $12.2 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to higher net investment income from Equity Method Limited Liability Investments. The Unitrin Specialty segment reported net investment income of

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN SPECIALTY (Continued)

$3.5 million from Equity Method Limited Liability Investments for the year ended December 31, 2009, compared to net investment losses of $7.9 million for the same period in 2008.

Operating Profit in the Unitrin Specialty segment increased by $20.3 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to higher operating profit in both personal and commercial automobile insurance, partially offset by lower operating profit in other insurance, which is comprised of certain reinsurance pools in run-off.

Personal automobile insurance operating profit increased by $13.8 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to higher net investment income, and to a lesser degree lower insurance expenses as a percentage of personal automobile insurance earned premiums and lower incurred losses and LAE (excluding catastrophes and development) as a percentage of personal automobile insurance earned premiums. Net investment income allocated to personal automobile insurance increased by $9.3 million for the year ended December 31, 2009, compared to the same period in 2008, due to higher investment returns on Equity Method Limited Liability Investments and a higher level of investments. Insurance expenses as a percentage of personal automobile insurance earned premiums decreased for the year ended December 31, 2009, compared to the same period in 2008, due primarily to lower commission rates, principally due to a greater proportion of renewal policies, and greater economies of scale. Incurred losses and LAE (excluding catastrophes and development) as a percentage of personal automobile earned premiums decreased due primarily to lower frequency and severity on physical damage coverages, partially offset by higher severity on liability coverages. Personal automobile insurance catastrophe losses and LAE were $4.2 million for the year ended December 31, 2009, compared to $2.9 million for the same period in 2008. Loss and LAE reserve development on personal automobile insurance had a favorable effect of $2.3 million for the year ended December 31, 2009, compared to a favorable effect of $1.7 million for the same period in 2008. See MD&A, “Critical Accounting Estimates,” for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Commercial automobile insurance operating profit increased by $8.4 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to higher favorable loss and LAE reserve development, higher net investment income allocated to commercial automobile insurance and lower incurred losses and LAE (excluding development) as a percentage of commercial automobile insurance earned premiums. Loss and LAE reserve development on commercial automobile insurance had a favorable effect of $5.4 million for the year ended December 31, 2009, compared to a favorable effect of $1.3 million for the same period in 2008. Net investment income allocated to commercial automobile insurance increased by $2.9 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to higher investment returns on Equity Method Limited Liability Investments partially offset by lower levels of investments. Incurred losses and LAE (excluding development) as a percentage of commercial automobile insurance earned premiums decreased for the year ended December 31, 2009, compared to the same period in 2008, due primarily to lower severity and, to a lesser extent, lower frequency of losses.

Operating profit in other insurance decreased by $1.9 million for the year ended December 31, 2009, compared to the same period in 2008, due to the impact of lower favorable loss and LAE reserve development, partially offset by the impact of the change in the Unitrin Specialty segment’s estimate of losses and LAE recoverable from certain reinsurers that had assumed business from these run-off pools. Favorable loss and LAE reserve development on other insurance was $0.2 million for the year ended December 31, 2009, compared to $2.5 million for the same period in 2008.

Net Income in the Unitrin Specialty segment increased by $13.4 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to the higher operating profit. The Unitrin Specialty

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN SPECIALTY (Continued)

segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $11.5 million for the year ended December 31, 2009, compared to $11.2 million for the same period in 2008.

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

Net Investment Income in the Unitrin Specialty segment decreased by $10.6 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to lower net investment income from certain investments in Equity Method Limited Liability Investments. The Unitrin Specialty segment reported net investment losses of $7.9 million from these investments for the year ended December 31, 2008, compared to net investment income of $1.0 million in 2007.

Operating Profit in the Unitrin Specialty segment decreased by $25.1 million for the year ended December 31, 2008, compared to 2007, due primarily to higher incurred losses and LAE as a percentage of earned premiums in both personal automobile insurance and commercial automobile insurance and the lower Net Investment Income. Unitrin Specialty’s incurred losses related to Hurricanes Dolly, Gustav and Ike were $1.5 million. See MD&A, “Catastrophes,” and Note 22, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information on Hurricanes Dolly, Gustav and Ike and the Company’s catastrophe reinsurance programs.

Personal automobile insurance incurred losses and LAE as a percentage of earned premiums increased due primarily to the significant growth in new personal automobile insurance volume in California and lower favorable loss and LAE reserve development for the year ended December 31, 2008, compared to the same period in 2007. Historically, incurred losses and LAE as a percentage of earned premiums for personal automobile insurance have been higher for new business than they have been for renewal business. Personal automobile insurance loss and LAE reserve development had a favorable effect of $1.7 million in 2008, compared to a favorable effect of $4.2 million in 2007. For the year ended December 31, 2008, commercial automobile insurance incurred losses and LAE as a percentage of earned premiums increased due primarily to lower favorable loss and LAE reserve development. Commercial automobile insurance loss and LAE reserve development had a favorable effect of $1.3 million in 2008, compared to a favorable effect of $10.1 million in 2007. Loss and LAE reserve development on certain reinsurance pools in run-off, included in other insurance, had a favorable effect of $2.5 million for the year ended December 31, 2008, compared to a favorable effect of $1.0 million for the same period in 2007.

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

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN DIRECT

Selected financial information for the Unitrin Direct segment follows:

DOLLARS IN MILLIONS	2009	2008	2007
Earned Premiums:
Automobile	$338.0	$283.8	$254.6
Homeowners	7.1	6.4	2.9
Other Personal	0.5	0.3	0.1

Total Earned Premiums	345.6	290.5	257.6
Net Investment Income	18.5	4.6	8.9
Other Income	0.9	0.4	0.4

Total Revenues	365.0	295.5	266.9
Incurred Losses and LAE	269.1	246.7	219.3
Insurance Expenses	107.0	101.3	88.8
Write-off of Goodwill	1.5	–	–

Operating Loss	(12.6)	(52.5)	(41.2)
Income Tax Benefit	7.3	20.5	16.3

Net Loss	$(5.3)	$(32.0)	$(24.9)

RATIOS BASED ON EARNED PREMIUMS
Incurred Loss and LAE Ratio (excluding Catastrophes)	76.9%	83.8%	84.9%
Incurred Catastrophe Loss and LAE Ratio	1.0	1.1	0.2

Total Incurred Loss and LAE Ratio	77.9	84.9	85.1
Incurred Expense Ratio	31.4	34.9	34.5

Combined Ratio	109.3%	119.8%	119.6%

INSURANCE RESERVES

DOLLARS IN MILLIONS	DEC. 31, 2009	DEC. 31, 2008
Insurance Reserves:
Personal Automobile	$241.2	$159.3
Homeowners	3.2	3.1
Other	2.6	0.7

Total Insurance Reserves	$247.0	$163.1

Loss Reserves:
Case	$126.4	$97.9
Incurred but Not Reported	79.8	37.5

Total Loss Reserves	206.2	135.4
LAE Reserves	40.8	27.7

Total Insurance Reserves	$247.0	$163.1

For The Year Ended
Favorable (Adverse) Loss and LAE Reserve Development, Net	$12.1	$(3.2)

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	7.4%	(2.2)%

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN DIRECT (Continued)

2009 Compared with 2008

On February 13, 2009, the Company completed its acquisition of Direct Response in a cash transaction. Direct Response specializes in the sale of personal automobile insurance through direct mail and the Internet through web insurance portals and its own websites, Response.com and Teachers.com. The results for Direct Response are included in the Unitrin Direct business segment from the date of acquisition. Direct Response had earned premiums of $115.2 million from the date of acquisition through December 31, 2009. Unitrin Direct is in the process of combining its existing back office operations with those of Direct Response to further improve Unitrin Direct’s operating efficiencies over time. See Note 3, “Acquisitions of Businesses,” to the Consolidated Financial Statements for additional information pertaining to the acquisition of Direct Response.

Excluding the impact of the Direct Response acquisition, Earned Premiums in the Unitrin Direct segment decreased by $60.1 million for the year ended December 31, 2009, compared to the same period in 2008. During the second half of 2008, the Unitrin Direct segment began to moderate its marketing spending while modifying its direct mail marketing program to target a better response rate from customers with more favorable risk characteristics and place greater emphasis on improving Incurred Losses and LAE as a percentage of Earned Premiums through improved premium rate adequacy and improved insurance risk selection. The Unitrin Direct segment has implemented and continues to implement rate increases in most states, with more significant rate increases to be implemented for the Direct Response book of business. The Unitrin Direct segment has temporarily suspended writing new business using Direct Response’s distribution channels and insurance products until certain rate increases and product changes are implemented. The Unitrin Direct segment expects that its earned premiums will decline 10% to 20% in 2010 due largely to its efforts to improve premium rate adequacy and risk selection.

Net Investment Income in the Unitrin Direct Segment increased by $13.9 million for the year ended December 31, 2009 compared to the same period in 2008, due primarily to higher net investment income from Equity Method Limited Liability Investments and higher levels of investments allocated to the Unitrin Direct segment, due primarily to the acquisition of Direct Response. The Unitrin Direct segment reported net investment income of $3.7 million from Equity Method Limited Liability Investments for the year ended December 31, 2009, compared to a net investment loss of $4.4 million for 2008.

The Unitrin Direct segment reported an Operating Loss of $12.6 million for the year ended December 31, 2009, compared to an Operating Loss of $52.5 million for the same period in 2008. The operating loss for Direct Response was $7.0 million from the date of acquisition through December 31, 2009, which includes restructuring costs of $6.5 million and a charge of $1.5 million to write off goodwill. Excluding the impact of the Direct Response acquisition, the Unitrin Direct segment’s Operating Loss was $5.6 million for the year ended December 31, 2009, compared to an Operating Loss of $52.5 million for the same period in 2008. Excluding the impact of the acquisition of Direct Response, operating results in the Unitrin Direct segment improved for the year ended December 31, 2009, compared to the same period in 2008, due primarily to lower volume of unprofitable business, lower Incurred Losses and LAE and higher Net Investment Income.

Incurred Losses and LAE as a percentage of earned premiums for the Unitrin Direct segment’s book of business was significantly higher than that required to produce an underwriting profit for the years ended December 31, 2009 and 2008. Underwriting profit is a non-GAAP measure of profitability before tax used by insurance companies to measure the profits directly related to earned premiums. Accordingly, underwriting profit excludes net investment income, whereas Operating Profit, a GAAP measure, includes net investment income. Incurred Losses and LAE (excluding loss reserve development and the impact of the Direct Response acquisition) as a percentage of earned premiums was 78.8% for the year ended December 31, 2009, compared to 83.8% for the same period in 2008. Incurred Losses and LAE (excluding loss reserve development and the impact of the Direct

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN DIRECT (Continued)

Response acquisition) as a percentage of earned premiums improved in 2009 due primarily to the impact of the premium rate increases implemented in 2008 and 2009. Incurred Losses and LAE, excluding the impact of the Direct Response acquisition, decreased by $77.2 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to the lower volume of earned premiums and, to a lesser extent, the favorable impact of loss and LAE reserve development in 2009, compared to 2008, and the lower percentage of incurred losses and LAE to earned premiums. Favorable loss and LAE reserve development for the Unitrin Direct segment was $12.1 million for the year ended December 31, 2009, compared to adverse development of $3.2 million for the same period in 2008. See MD&A, “Critical Accounting Estimates,” for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE. Catastrophe losses and LAE, excluding the impact of the Direct Response acquisition, for the Unitrin Direct segment were $2.5 million for the year ended December 31, 2009, compared to $3.1 million for the same period in 2008. Catastrophe loss and LAE for Direct Response were $0.9 million from the date of acquisition through December 31, 2009.

Insurance Expenses in the Unitrin Direct segment were $107.0 million for the year ended December 31, 2009, compared to $101.3 million for the same period in 2008. Insurance Expenses for Direct Response, including restructuring costs) were $29.3 million from the date of acquisition through December 31, 2009. Insurance Expenses, excluding the impact of the Direct Response acquisition, decreased by $23.6 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to lower marketing expense and lower other variable expenses due to the lower volume of business. Marketing spending, excluding the impact of the Direct Response acquisition, decreased by $13.2 million for the year ended December 31, 2009 compared to the same period in 2008.

Unitrin Direct reported a Net Loss of $5.3 million for the year ended December 31, 2009, compared to a Net Loss of $32.0 million for the same period in 2008. Excluding a net loss of $4.4 million from Direct Response from the date of the acquisition through December 31, 2009, the Unitrin Direct segment recorded a net loss of $0.9 million for the year ended December 31, 2009, compared to a net loss of $32.0 million for the year ended December 31, 2008. Net results in the Unitrin Direct segment improved due primarily to the improvements in operating results. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $9.9 million for the year ended December 31, 2009, compared to $6.1 million for the same period in 2008.

As discussed above, the Unitrin Direct segment has implemented and continues to implement several initiatives to improve its operating results. As the Unitrin Direct book of business matures and premium rate increases for it and the Direct Response book of business are implemented at renewal dates and earned over the terms of the policies, the Company expects that Incurred Losses and LAE as a percentage of Earned Premiums for the renewal book of business will decrease. Unitrin Direct also continues to modify its marketing to attract customers with more favorable risk characteristics. Unitrin Direct anticipates its marketing spending will increase moderately in 2010, compared to 2009. The Unitrin Direct segment continues to adjust its operating scale by eliminating redundant back office operations and reducing staff. Unitrin Direct has closed certain office locations and also reduced staff, including staff at Direct Response, by approximately 30% in 2009. Total restructuring costs incurred related to these expense savings initiatives were $7.2 million for the year ended December 31, 2009. The Unitrin Direct segment anticipates that these initiatives will improve its operating results in 2010, compared to 2009. The Company expects Unitrin Direct to be profitable for the full year in 2010.

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

Net Investment Income in the Unitrin Direct segment decreased by $4.3 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to lower net investment income from Equity Method Limited Liability Investments, partially offset by higher levels of investments allocated to the Unitrin Direct segment, due in part to the acquisition of Merastar. The Unitrin Direct segment reported a net investment loss of $4.4 million from Equity Method Limited Liability Investments for the year ended December 31, 2008, compared to net investment income of $0.5 million for the same period in 2007.

Incurred Losses and LAE as a percentage of Earned Premiums for Unitrin Direct’s stand-alone book of business increased from 85.5% for the year ended December 31, 2007 to 86.7% for the year ended December 31, 2008 due primarily to increased severity of automobile liability insurance losses, inadequate rates and higher catastrophe losses and LAE, partially offset by the impact of lower adverse loss and LAE reserve development (which recognizes changes in estimates of prior year reserves in the current period). Incurred Losses and LAE as a percentage of Earned Premiums for the Merastar book of business decreased from 80.6% for the year ended December 31, 2007 to 75.4% for the year ended December 31, 2008 due primarily to higher favorable loss and LAE development, partially offset by higher catastrophe losses and LAE. Adverse loss and LAE reserve development for the Unitrin Direct stand-alone book of business was $5.8 million for the year ended December 31, 2008, compared to adverse development of $6.9 million for the same period in 2007. Favorable development for the Merastar book of business was $2.6 million for the year ended December 31, 2008, compared to favorable development of $1.4 million in the same period in 2007. See MD&A, “Critical Accounting Estimates,” for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE. Catastrophe losses and LAE for the Unitrin Direct stand-alone business were $1.3 million for the year ended December 31, 2008, compared to $0.4 million for the same period in 2007. Catastrophe losses and LAE for the Merastar book of business were $1.8 million for the year ended December 31, 2008, compared to $0.2 million in the same period in 2007. The Unitrin Direct segment’s total catastrophe losses and LAE related to Hurricanes Dolly, Gustav and Ike were $0.5 million for the year ended December 31, 2008. See MD&A, “Catastrophes,” and Note 22, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information on Hurricanes Dolly, Gustav and Ike and the Company’s catastrophe reinsurance programs.

Insurance Expenses in the Unitrin Direct segment increased by $12.5 million in 2008 due primarily to the inclusion of a full year of expenses from the Merastar acquisition, costs associated with closing redundant back office operations and higher bad debt expense related to premium receivables.

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

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE AND HEALTH INSURANCE

Selected financial information for the Life and Health Insurance segment follows:

DOLLARS IN MILLIONS	2009	2008	2007
Earned Premiums:
Life	$399.7	$398.5	$387.8
Accident and Health	159.2	160.1	157.9
Property	91.7	102.8	108.0

Total Earned Premiums	650.6	661.4	653.7
Net Investment Income	225.3	162.1	181.0
Other Income	0.7	1.1	1.2

Total Revenues	876.6	824.6	835.9
Policyholders’ Benefits and Incurred Losses and LAE	423.8	447.7	393.9
Insurance Expenses	284.3	297.6	291.4

Operating Profit	168.5	79.3	150.6
Income Tax Expense	(56.4)	(27.5)	(53.6)

Net Income	$112.1	$51.8	$97.0

INSURANCE RESERVES

DOLLARS IN MILLIONS	DEC. 31, 2009	DEC. 31, 2008
Insurance Reserves:
Future Policyholder Benefits	$2,960.3	$2,912.5
Incurred Losses and LAE Reserves:
Life	41.7	36.6
Accident and Health	26.0	23.6
Property	19.0	23.0

Total Incurred Losses and LAE Reserves	86.7	83.2

Total Insurance Reserves	$3,047.0	$2,995.7

2009 Compared with 2008

On April 1, 2008, Unitrin completed its acquisition of Primesco Inc. and its subsidiaries (“Primesco”) in a cash merger transaction. Primesco’s wholly-owned subsidiaries, Mutual Savings Life and Mutual Savings Fire, specialize in the sale of life, health and fire insurance products to persons of modest financial means primarily in the states of Alabama, Georgia and Mississippi. Results for Primesco are included in the Company’s results of operations from the date of acquisition. See Note 3, “Acquisitions of Businesses,” to the Consolidated Financial Statements for additional information pertaining to the acquisition of Primesco.

Earned Premiums in the Life and Health Insurance segment decreased by $10.8 million for the year ended December 31, 2009, compared to the same period in 2008. Earned Premiums in the Life and Health Insurance segment for the year ended December 31, 2009 included earned premiums of $12.6 million in the first quarter of 2009 (consisting of $9.8 million from life insurance, $1.9 million from accident and health insurance and $0.9 million from property insurance) related to the Primesco acquisition with no corresponding amount in the first quarter of 2008.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE AND HEALTH INSURANCE (Continued)

Excluding the impact of the Primesco acquisition, Earned Premiums in the Life and Health Insurance segment decreased by $23.4 million for the year ended December 31, 2009, compared to the same period in 2008. Earned premiums on life insurance decreased by $8.6 million for the year ended December 31, 2009, due primarily to lower volume, partially offset by higher average premium rates. Earned premiums on accident and health insurance decreased by $2.8 million for the year ended December 31, 2009, as the volume of limited benefit medical and Medicare supplement products declined by $9.0 million, while higher average premium rates for those same products increased earned premiums by $6.2 million. Earned premiums on property insurance sold by the Life and Health Insurance segment’s career agents decreased by $12.0 million for the year ended December 31, 2009 due primarily to lower volume, due in part to the Life and Health Insurance segment’s strategy to reduce its catastrophe exposure through the non-renewal of dwelling coverage in certain coastal areas and the continued run-off of dwelling coverage in all other markets, partially offset by lower catastrophe reinsurance premiums.

Catastrophe reinsurance premiums, which reduce the Life and Health Insurance segment’s earned premiums on property insurance, decreased by $6.2 million for the year ended December 31, 2009, compared to the same period in 2008. Catastrophe reinsurance premiums, which reduce the Life and Health Insurance segment’s earned premiums on property insurance, included a reinsurance premium of $4.4 million for the year ended December 31, 2008 to reinstate catastrophe reinsurance coverage following Hurricanes Dolly, Gustav and Ike. See MD&A, “Catastrophes,” and Note 22, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information on Hurricanes Dolly, Gustav and Ike and the Company’s catastrophe reinsurance programs. Excluding the impact of the reinsurance premium to reinstate catastrophe reinsurance coverage in 2008, catastrophe reinsurance premiums decreased by $1.8 million for the year ended December 31, 2009 due primarily to lower premium volume resulting in part from reduced coastal exposures and a decrease in the Life and Health Insurance segment’s upper retention limits. The Life and Health Insurance segment purchased catastrophe reinsurance coverage of $32.0 million in excess of a retention of $8.0 million under its 2009 catastrophe reinsurance program, compared to reinsurance coverage of $74.0 million in excess of a retention of $6.0 million under its 2008 catastrophe reinsurance program. The Life and Health Insurance segment’s property insurance products provide fire and allied lines coverage for modest value dwellings and personal property. Dwelling coverage represented approximately 36% of the Life and Health Insurance segment’s property insurance premiums in 2009, compared to 43% in 2008. Over the past several years the Life and Health Insurance segment has taken several actions to reduce its exposure to catastrophe risks. These actions have included non-renewing dwelling coverage in coastal areas and areas further inland and the halting of new sales of dwelling coverage in all markets. The non-renewals were substantially completed in the second quarter of 2009. As the remaining insurance policies providing dwelling coverage run off over the next several years, the Life and Health Insurance segment expects that its exposure to catastrophe risks will continue to decline along with the related earned premiums.

Both the U. S. House of Representatives and the U.S. Senate passed separate, but not identical, bills in late 2009 which could effect sweeping changes to the American health care system. The Company currently estimates that more than half of its accident and health insurance earned premiums could be adversely affected in the event that some version of these bills is enacted into law. In particular, Reserve National’s business model, which focuses on providing limited health insurance coverages to persons who lack access to traditional private options, would likely be adversely affected. Depending on the provisions of any such law ultimately enacted, Reserve National might suffer significant loss of revenue and might not be able to compete effectively in the markets that it has historically served. In particular, a provision in both of the bills passed by the House and Senate which would establish minimum loss ratios for health insurance policies significantly above the levels historically experienced by Reserve National could adversely impact Reserve National’s ability to achieve an adequate return and may result in a significant loss of business for Reserve National. A significant loss of business could have a material adverse effect on the financial condition and results of operations of Reserve National and could adversely

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE AND HEALTH INSURANCE (Continued)

impact the Company’s ability to fully realize its investment in Reserve National, including the recoverability of $14.8 million of goodwill. Reserve National accounted for $126.2 million of the Life and Health Insurance segment’s accident and health insurance earned premiums for the year ended December 31, 2009.

Net Investment Income in the Life and Health Insurance segment increased by $63.2 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to higher net investment income from Equity Method Limited Liability Investments and $5.4 million of net investment income from Primesco in the first quarter of 2009 with no corresponding amount in same period in 2008, partially offset by lower net investment income from investments in fixed maturities and short-term investments due in part to lower volume resulting from extraordinary dividends paid by Unitrin’s Subsidiaries, Union National Life and Reliable, to Unitrin and certain other intercompany transactions in 2009. The Life and Health Insurance segment reported net investment income of $31.6 from Equity Method Limited Liability Investments for the year ended December 31, 2009, compared to net investment losses of $38.3 million for the same period in 2008.

Operating Profit in the Life and Health Insurance segment increased by $89.2 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to the higher net investment income and lower catastrophe losses and LAE, net of reinsurance, on property insurance sold by the Life and Health Insurance segment’s career agents, and lower insurance expenses partially offset by higher policyholders’ benefits and incurred losses as a percentage of earned premiums on life insurance and, to a lesser extent, Medicare supplement products. Policyholders’ Benefits and Incurred Losses and LAE decreased by $23.9 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to lower catastrophe losses and LAE, net of reinsurance, on property insurance, partially offset by higher policyholders’ benefits and incurred losses as a percentage of earned premiums on life insurance and, to a lesser extent, accident and health insurance. Catastrophe losses and LAE, net of reinsurance, (including development) were $6.6 million for the year ended December 31, 2009, compared to $41.5 million for the same period in 2008. No hurricanes occurred during 2009 that impacted the Life and Health Insurance segment. Catastrophe losses and LAE, net of reinsurance, for the year ended December 31, 2008 included losses of $22.8 million from three hurricanes (Dolly, Gustav and Ike) that occurred in the third quarter of 2008. Adverse loss reserve development on property insurance was $2.6 million (including favorable development of $0.1 million on catastrophes) for the year ended December 31, 2009, compared to adverse development of $13.7 million (including adverse development of $11.0 million on catastrophes) in the same period in 2008. The Life and Health Insurance segment has a number of pending legal matters related to catastrophes and storms, including Hurricanes Dolly, Rita, Katrina and Ike, and could continue to report either favorable or unfavorable catastrophe reserve development in future periods depending on the resolution of these matters. See Note 25, “Contingencies, to the Consolidated Financial Statements.” Policyholders’ benefits and incurred losses as a percentage of earned premiums on life insurance increased due to a lower level of policy lapses for the year ended December 31, 2009, compared to the same period in 2008. When a life insurance policy lapses, the reserve for future policyholder benefits reported on the balance sheet is reduced and a corresponding reduction in policyholders’ benefits expense is reported on the income statement.

Insurance Expenses in the Life and Health Insurance segment decreased by $13.3 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to lower amortization of policy acquisition costs, due in part to the lower level of policy lapses, and lower expense related to home and field office operations, partially offset by the inclusion of insurance expense from Primesco in the first quarter of 2009 with no corresponding amount in the first quarter of 2008. After the 2008 acquisition of Primesco, the Life and Health Insurance segment incurred certain redundant expenses associated with maintaining Primesco’s home office and has focused on eliminating these redundant expenses by consolidating the Primesco home office operations into the Career Agency Companies home office. The consolidation of the two home offices was substantially completed during the first quarter of 2009 and has resulted in lower home office expenses as a percentage of earned premiums from the additional scale provided by the acquisition.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE AND HEALTH INSURANCE (Continued)

Net Income in the Life and Health Insurance segment was $112.1 million for the year ended December 31, 2009, compared to $51.8 million for the same period in 2008.

2008 Compared with 2007

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

Excluding the impact of the Primesco acquisition, Earned Premiums in the Life and Health Insurance segment decreased by $29.7 million for the year ended December 31, 2008, compared to the same period in 2007. Earned premiums on life insurance decreased by $18.6 million for the year ended December 31, 2008 due primarily to lower volume. Earned premiums on accident and health insurance decreased by $3.2 million for the year ended December 31, 2008, as the volume of limited benefit medical and Medicare supplement products declined by $8.2 million, while higher average premium rates for those same products increased earned premiums by $5.0 million. Earned premiums on property insurance sold by the Life and Health Insurance segment’s career agents decreased by $7.9 million for the year ended December 31, 2008 due primarily to lower volume, due in part to the Company’s strategy to reduce coastal exposures, and higher catastrophe reinsurance premiums. As discussed above, the Life and Health Insurance segment has taken several actions to reduce its exposure to catastrophe risks over the past several years. Catastrophe reinsurance premiums, which reduce the Life and Health Insurance segment’s earned premiums on property insurance, included a reinsurance premium of $4.4 million in 2008 to reinstate catastrophe reinsurance coverage following Hurricanes Dolly, Gustav and Ike. Excluding the impact of the reinsurance reinstatement premium, catastrophe reinsurance premiums decreased by $2.7 million due primarily to the Company’s strategy to reduce costal exposures.

Net Investment Income in the Life and Health Insurance segment decreased by $18.9 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to lower net investment income from Equity Method Limited Liability Investments, partially offset by $16.6 million of net investment income from Primesco since the date of the acquisition. The Life and Health Insurance segment reported net investment losses of $38.3 million from these Equity Method Limited Liability Investments for the year ended December 31, 2008, compared to net investment income of $1.5 million for the same period in 2007.

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

Catastrophe losses and LAE (including development), net of reinsurance, on property insurance were $41.5 million for the year ended December 31, 2008, compared to $10.5 million for the same period in 2007. Catastrophe losses and LAE for the year ended December 31, 2008 included $22.8 million, net of reinsurance, from Hurricanes Dolly, Gustav and Ike. Catastrophe losses for the year ended December 31, 2008 also included unfavorable development of $11.0 million due primarily to additional losses related to certain re-opened claims and pending legal matters from Hurricane Rita. Catastrophe losses and LAE for the year ended December 31, 2007 included unfavorable development of $6.9 million, due primarily to development on Hurricanes Katrina and Rita.

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

Insurance Expenses in the Life and Health Insurance segment increased by $6.2 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to the inclusion of Primesco in 2008, partially offset by lower commission and other expenses. Insurance Expenses from the Primesco acquisition were $20.7 million for the year ended December 31, 2008. Excluding the impact of the Primesco acquisition, commission expense decreased by $11.1 million in 2008 due primarily to fewer career agents and the lower volume of insurance in-force.

Net Income in the Life and Health Insurance segment decreased by $45.2 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to the lower Operating Profit.

FIRESIDE BANK

Selected financial information for Fireside Banks follows:

DOLLARS IN MILLIONS	2009	2008	2007
Interest, Loan Fees and Earned Discounts	$175.0	$237.4	$251.2
Other Automobile Finance Revenues	3.5	4.9	9.0

Total Automobile Finance Revenues	178.5	242.3	260.2
Net Investment Income	2.8	4.5	4.9

Total Revenues	181.3	246.8	265.1
Provision for Loan Losses	60.2	110.0	166.8
Interest Expense on Certificates of Deposits	43.5	58.7	58.7
General and Administrative Expenses	76.0	94.2	105.6
Write-off of Goodwill	–	9.2	–

Operating Profit (Loss)	1.6	(25.3)	(66.0)
Income Tax Benefit (Expense)	(6.9)	3.0	27.2

Net Loss	$(5.3)	$(22.3)	$(38.8)

Automobile Loan Originations	$77.0	$546.1	$793.3

Weighted-Average Yield on Certificates of Deposits—End of Year	5.0%	4.8%

AUTOMOBILE LOAN RECEIVABLES

DOLLARS IN MILLIONS	DEC. 31, 2009	DEC. 31, 2008
Sales Contracts and Loans Receivable	$749.5	$1,213.1
Unearned Discounts and Deferred Fees	(5.4)	(14.4)

Net Automobile Loan Receivables Outstanding	744.1	1,198.7
Reserve for Loan Losses	(83.3)	(120.1)

Automobile Loan Receivables	$660.8	$1,078.6

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

FIRESIDE BANK (Continued)

DOLLARS IN MILLIONS	AMOUNT	AS A PERCENTAGE OF NET AUTOMOBILE LOAN RECEIVABLES OUTSTANDING	AMOUNT	AS A PERCENTAGE OF NET AUTOMOBILE LOAN RECEIVABLES OUTSTANDING
	DEC. 31, 2009		DEC. 31, 2008
Current Loan Balances	$444.4	59.7%	$738.3	61.6%
Delinquent Loan Balances:
Less than 30 Days Delinquent	223.6	30.0	312.6	26.1
30 Days to 59 Days Delinquent	57.9	7.8	103.0	8.6
60 Days to 89 Days Delinquent	14.1	1.9	32.8	2.7
Delinquent 90 Days and Greater	4.1	0.6	12.0	1.0

Net Automobile Loan Receivables Outstanding	744.1	100.0%	1,198.7	100.0%

Reserve for Loan Losses	(83.3)	11.2%	(120.1)	10.0%

Automobile Loan Receivables	$660.8		$1,078.6

RESERVE FOR LOAN LOSSES

DOLLARS IN MILLIONS	YEAR ENDED DEC. 31,
	2009	2008
Reserve for Loan Losses—Beginning of Year	$120.1	$148.4
Provision for Loan Losses	60.2	110.0
Net Charge-off:
Automobile Loan Receivables Charged Off	(134.5)	(182.9)
Automobile Loan Receivables Recovered	37.5	44.6

Net Charge-off	(97.0)	(138.3)

Reserve for Loan Losses—End of Year	$83.3	$120.1

CAPITAL

DOLLARS IN MILLIONS	DEC. 31,
	2009	2008
Capital	$233.4	$239.6

2009 Compared with 2008

On March 24, 2009, Unitrin announced that Fireside Bank would be suspending all new lending activity as part of a plan to exit the automobile finance business. The exit plan envisions an orderly wind-down of Fireside Bank’s operations over the next several years. Fireside Bank will continue to collect outstanding loan balances and make interest payments and redemptions on outstanding certificates of deposits in the ordinary course of business. Following the announcement, Fireside Bank ceased accepting new loan applications. Fireside Bank also has ceased opening new certificate of deposit accounts. Fireside Bank closed all of its branch offices during 2009. Fireside Bank’s remaining operations are conducted from its home office housing a collection call center

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

FIRESIDE BANK (Continued)

in California and from a collection call center in Arizona. In addition to restructuring costs of $7.1 million after tax incurred in 2009, Fireside Bank expects to incur early lease termination costs ranging from $2.5 million to $5.5 million after tax and employee termination costs ranging from $2.9 million to $6.0 million after tax during the next several years in connection with the exit plan. See the Risk Factor entitled “The Success of Fireside Bank’s plan to exit the automobile finance business is subject to risk.” in Item 1A., “Risk Factors,” in this Annual Report on Form 10-K for additional discussion of Fireside Bank’s exit plan.

While in its early stages, the exit plan thus far has favorably exceeded the Company’s expectations. Net Automobile Loan Receivables Outstanding has declined steadily to $744.1 million at December 31, 2009 from $1,125.2 million at March 31, 2009, while Certificates of Deposits declined to $682.4 million at December 31, 2009 from $1,054.4 million at March 31, 2009. Fireside Bank’s cash and investments totaled $214.0 million, or 31.4% of Certificates of Deposits at December 31, 2009, compared to $204.7 million, or 19.4% of Certificates of Deposits at March 31, 2009. The Company expects that the amount of Automobile Loan Receivables and the amount of Certificates of Deposits outstanding will decline substantially in 2010 while the Fireside Bank segment records approximately break-even bottom line results. Fireside Bank’s ratio of Tier 1 capital to total average assets increased from 15.6% at March 31, 2009 to 21.3% at December 31, 2009. The Company expects Fireside Bank’s ratio of Tier 1 capital to total average assets will continue to remain well above regulatory requirements throughout 2010.

Interest, Loan Fees and Earned Discounts in the Fireside Bank segment decreased by $62.4 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to lower levels of Sales Contracts and Loans Receivable resulting from the suspension of lending activity in connection with the exit plan. Fireside Bank has no loans outstanding that are secured by real estate. Fireside Bank has not sold or securitized any portion of its loan portfolio.

The Fireside Bank segment reported an Operating Profit of $1.6 million for the year ended December 31, 2009, compared to an Operating Loss of $25.3 million for the same period in 2008. Operating results improved due primarily to a lower Provision for Loan Losses, lower Interest Expense on Certificates of Deposits, and lower General and Administrative Expenses, partially offset by lower Interest, Loan Fees and Earned Discounts.

The Provision for Loan Losses decreased by $49.8 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to the reduced level of Automobile Loan Originations, partially offset by the impact of higher additions to the Reserve for Loan Losses for automobile loans originated in prior years. The Reserve for Loan Losses is maintained at a level that considers such factors as actual and expected loss experience, regulatory requirements and economic conditions to provide for estimated loan losses. Any change in these factors will result in either an addition or reduction to the Provision for Loan Losses in future periods. Net Charge-off decreased by $41.3 million for the year ended December 31, 2009, compared to the same period in 2008, due to the lower level of Net Automobile Loan Receivables Outstanding, improved collection results and improvements in the quality of Fireside Bank’s loan portfolio. The improved collection results were partially the result of Fireside Bank’s maintaining a higher ratio of collectors to the number of delinquent customer accounts than in the prior year. Approximately 65% of Net Automobile Loan Receivables Outstanding are concentrated in the state of California, where the unemployment rate has been higher than the national average over the last several years.

Fireside Bank’s loan portfolio delinquency typically follows a seasonal pattern in which quarter-end delinquency is at its highest point at the end of the year, at its lowest point at the end of the first quarter, and then trends higher at the end of the second and third quarters. Loan portfolio delinquency has continued to follow that same pattern during 2009. The Company believes that loan portfolio delinquency will likely follow a similar pattern in 2010. At the same time, Fireside Bank also expects that while delinquent accounts measured in dollars will

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

FIRESIDE BANK (Continued)

continue to decline as the loan portfolio declines, delinquency as a percentage of loans outstanding may increase compared to the same periods in prior years. Fireside Bank has historically had many customers who have fallen behind one or two loan payments, but have continued to make regular monthly payments. Fireside Bank expects that the number of these delinquent, but regularly paying, customers will decline at a slower pace than the overall loan portfolio and, accordingly, will comprise a greater percentage of the loan portfolio over time. The Reserve for Loan Losses as a percentage of Net Automobile Loan Receivables was 11.2% at December 31, 2009, compared to 10.0% at December 31, 2008. The Reserve for Loan Losses was $83.3 million at December 31, 2009, while Delinquent Loan Balances 30 Days or greater totaled $76.1 million. The Reserve for Loan Losses was $120.1 million at December 31, 2008, while Delinquent Loan Balances 30 Days or greater totaled $147.8 million.

Interest Expense on Certificates of Deposits decreased by $15.2 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to lower levels of deposits.

General and Administrative Expenses decreased by $18.2 million for the year ended December 31, 2009, compared to the same period in 2008. Fireside Bank incurred $11.0 million of pre-tax restructuring charges for the year ended December 31, 2009 related to its plan to exit the automobile finance business. Fireside Bank incurred $5.5 million of pre-tax restructuring charges for the year ended December 31, 2008, related to the consolidation of its branch operations from 26 California branches at the beginning of 2008 to eight California branches by the end of 2008 and the centralization of its collection operations into two call centers.

The Fireside Bank segment reported a Net Loss of $5.3 million for the year ended December 31, 2009, compared to a Net Loss of $22.3 million in 2008. Income tax expense for the year ended December 31, 2009 included tax expense of $6.0 million for an increase in the valuation allowance for deferred state income taxes, net of federal benefit, due primarily to the decision to exit the automobile finance business. Income tax expense for the year ended December 31, 2008 included tax expense of $3.6 million to establish a valuation allowance for deferred state income taxes, net of federal benefit. The Fireside Bank segment’s effective tax rate differs from the Federal statutory tax rate due primarily to state income taxes and also the write-off of Goodwill in 2008.

2008 Compared with 2007

Automobile Finance Revenues decreased by $17.9 million for the year ended December 31, 2008, compared the same period in 2007. Interest, Loan Fees and Earned Discounts in the Fireside Bank segment decreased by $13.8 million for the year ended December 31, 2008, compared to the same period in 2007, due to both lower average loans outstanding and lower average yield on the loans outstanding.

The Provision for Loan Losses decreased by $56.8 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to the reduced level of Automobile Loan Originations, partially offset by the impact of additions to the Reserve for Loan Losses for automobile loans originated in prior years.

General and Administrative Expenses decreased by $11.4 million in 2008, compared to 2007, due primarily to the consolidation of branch operations from 33 branches at December 31, 2007 to 9 branches at December 31, 2008, and the centralization of collection operations into two call centers. Fireside Bank incurred restructuring charges of $5.5 million and $1.9 million related to the consolidation of branches and centralization of collections for the years ended December 31, 2008 and December 31, 2007, respectively. General and Administrative Expenses for the year ended December 31, 2008 included a charge of $9.2 million to write off goodwill (see Note 7, “Goodwill,” to the Consolidated Financial Statements).

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

FIRESIDE BANK (Continued)

The Fireside Bank segment reported an Operating Loss of $25.3 million in 2008, compared to an Operating Loss of $66.0 million in 2007. The Provision for Loan Losses was $110.0 million in 2008, compared to $166.8 million in 2007.

Net Loss in the Fireside Bank segment declined from $38.8 million for the year ended December 31, 2007 to $22.3 million for the year ended December 31, 2008 due to the lower operating loss. Income tax expense for the year ended December 31, 2008 included tax expense of $3.6 million to establish a valuation allowance for deferred state income taxes, net of federal benefit. The Fireside Bank segment’s effective tax rate differs from the Federal statutory tax rate due primarily to state income taxes and also the write-off of goodwill in 2008.

INVESTMENT RESULTS

Net Investment Income

Net Investment Income for the years ended December 31, 2009, 2008 and 2007 was:

DOLLARS IN MILLIONS	2009	2008	2007
Investment Income (Loss):
Interest and Dividends on Fixed Maturities	$243.5	$234.8	$209.8
Dividends on Equity Securities	13.2	29.7	44.1
Short-term Investments	1.1	11.8	34.3
Loans to Policyholders	15.4	14.6	13.5
Real Estate	28.4	30.2	30.3
Equity Method Limited Liability Investments	47.7	(76.3)	6.7
Other	0.3	–	–

Total Investment Income	349.6	244.8	338.7
Investment Expenses:
Real Estate	26.4	23.8	24.0
Other Investment Expenses	0.5	1.4	1.8

Total Investment Expenses	26.9	25.2	25.8

Net Investment Income Including Discontinued Operations	322.7	219.6	312.9
Net Investment Income Reported in Discontinued Operations	–	(6.7)	(23.0)

Net Investment Income	$322.7	$212.9	$289.9

2009 Compared with 2008

Net Investment Income increased by $109.8 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to higher net investment income from Equity Method Limited Liability Investments, partially offset by lower dividend income from investments in equity securities and lower investment income from short-term investments. The Company reported net investment income of $47.7 million from Equity Method Limited Liability Investments for the year ended December 31, 2009, compared to net investment losses of $76.3 million for the same period in 2008. Investment income from Equity Method Limited Liability Investments increased for the year ended December 31, 2009, compared to the same period in 2008, due primarily to increased investment returns. Dividend income from equity securities decreased by $16.5 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to sales of the vast majority of the Company’s investments in Northrop common stock and other publicly-traded common stocks

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)

during 2008. Short-term investment income decreased by $10.7 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to substantially lower yields and, to a lesser extent, a lower level of short-term investments.

2008 Compared with 2007

Net Investment Income decreased by $77.0 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to lower net investment income from Equity Method Limited Liability Investments, lower investment income on short-term investments and lower dividend income from investments in Northrop preferred and common stock and the Company’s equity investment in Information Resources, Inc. (“IRI”), partially offset by higher investment income related to the acquisitions of businesses. The Company reported net investment losses of $76.3 million from investments Equity Method Limited Liability Investments for the year ended December 31, 2008, compared to net investment income of $6.7 million for the same period in 2007. Investment income from Equity Method Limited Liability Investments decreased for the year ended December 31, 2008, compared to the same period in 2007, due primarily to the Company’s pro rata share of unrealized losses from investments recognized in operations by certain of the limited liability investment companies and limited partnerships. Dividend income from the Company’s investments in Northrop preferred and common stock decreased by $14.2 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to the conversion of the higher yielding Northrop preferred stock into Northrop common stock during 2008 and to a lesser extent the sales of the Northrop common stock throughout the year and the timing of the Northrop preferred stock ex-dividend dates in 2007. Dividend income for the year ended December 31, 2007 also included dividend income of $5.2 million from a special dividend on the Company’s equity investment in IRI. Short-term investment income decreased by $22.5 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to substantially lower yields and, to a lesser extent, a lower level of short-term investments. Unitrin invested the proceeds from the issuance of $360 million of its 6.00% senior notes due May 15, 2017 (the “6.00% Senior Notes”) in short-term investments until the principal of $200 million on its 5.75% senior notes due July 1, 2007 (the “5.75% Senior Notes”) was repaid. See Note 10, “Notes Payable,” to the Consolidated Financial Statements.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)

Total Comprehensive Investment Gains (Losses)

Total Comprehensive Investment Gains (Losses) are comprised of Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Operations and unrealized investment gains and losses that are not reported in the Consolidated Statements of Operations, but rather are reported in the Consolidated Statements of Comprehensive Income (Loss). The components of Total Comprehensive Investment Gains (Losses) for the years ended December 31, 2009, 2008 and 2007 were:

DOLLARS IN MILLIONS	2009	2008	2007
Fixed Maturities:
Recognized in Consolidated Statements of Operations:
Gains on Sales	$12.8	$4.8	$5.1
Losses on Sales	(2.7)	(6.8)	(4.0)
Net Impairment Losses Recognized in Earnings	(41.6)	(65.9)	(10.4)

Total Recognized in Consolidated Statements of Operations	(31.5)	(67.9)	(9.3)
Recognized in Other Comprehensive Income (Loss)	191.1	(117.7)	26.5

Total Comprehensive Investment Gains (Losses) on Fixed Maturities	159.6	(185.6)	17.2

Equity Securities:
Recognized in Consolidated Statements of Operations:
Gains on Sales	13.6	121.0	89.2
Losses on Sales	–	(59.2)	(5.1)
Net Impairment Losses Recognized in Earnings	(8.8)	(83.3)	(22.6)

Total Recognized in Consolidated Statements of Operations	4.8	(21.5)	61.5
Recognized in Other Comprehensive Income (Loss)	44.8	(477.9)	42.7

Total Comprehensive Investment Gains (Losses) on Equity Securities	49.6	(499.4)	104.2

Other Investments:
Recognized in Consolidated Statements of Operations:
Gains on Sales	–	1.6	6.0
Losses on Sales	(0.1)	(0.2)	(0.2)
Net Impairment Losses Recognized in Earnings	–	(3.7)	–
Trading Securities Net Gains (Losses)	1.0	(2.0)	0.5

Total Recognized in Consolidated Statements of Operations	0.9	(4.3)	6.3

Southern States:
Gain on Sale of Southern States Recognized in Consolidated Statements of Operations	–	–	4.0

Total Comprehensive Investment Gains (Losses)	$210.1	$(689.3)	$131.7

Recognized in Consolidated Statements of Operations	$(25.8)	$(93.7)	$62.5
Recognized in Other Comprehensive Income (Loss)	235.9	(595.6)	69.2

Total Comprehensive Investment Gains (Losses)	$210.1	$(689.3)	$131.7

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)

Total Comprehensive Investment Gains (Losses) for the year ended December 31, 2009 included unrealized gains of $234.3 million before tax and gains from foreign currency translation adjustments on investments of $1.6 million before tax. Total Compensative Investment Gains (Losses) for the year ended December 31, 2008 included unrealized losses of $593.6 million before tax and foreign currency translation adjustments on investments of $2.0 million before tax. The losses on Equity Securities recognized in Other Comprehensive Loss for the year ended December 2008 were due primarily to the overall decline in the stock market in 2008. Total Comprehensive Investment Gains (Losses) for the year ended December 31, 2008 include realized gains on dispositions of $127.4 million and realized losses on dispositions of $66.2 million.

Other-than-Temporary Impairment

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other-than-temporary declines in fair value are reported in the Consolidated Statements of Operations in the period that the decline is determined to be other than temporary. Total Comprehensive Investment Gains (Losses) for the years ended December 31, 2009, 2008 and 2007 include other-than-temporary impairment (“OTTI”) losses recognized in the Statement of Operations of $50.4 million, $152.9 million and $33.0 million, respectively, from other-than-temporary declines in the fair values of investments. OTTI losses from write-downs of fixed maturities for the year ended December 31, 2009 included a pretax loss of $24.4 million related to additional credit losses recognized for a single issuer in the manufacturing industry due to a continued deterioration in the issuer’s business prospects. OTTI losses from write-downs of fixed maturities for the year ended December 31, 2008 included a pretax loss of $33.5 million related to the same issuer in the manufacturing industry. In addition, OTTI losses from write-downs of fixed maturities for the year ended December 31, 2008 included a loss of $18.8 million for another issuer that required recapitalization due to deteriorating economic conditions in the mobile home industry. OTTI losses from write-downs of equity securities for the year ended December 31, 2008 included pretax losses of $35.6 million as a result of the U.S. Government placing Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) into conservatorship and their deteriorating financial condition. Given the market conditions at the end of the third quarter of 2008, the Company concluded that it no longer had the intent at September 30, 2008 to hold certain common stocks until recovery and, accordingly, wrote down these common stocks by $12.5 million in the third quarter of 2008. Additional OTTI losses from write-downs of equity securities for the year ended December 31, 2008 were due primarily to the deteriorating financial conditions of issuers in the financial services industry. OTTI losses from write-downs of equity securities for the year ended December 31, 2007 were precipitated in part to the overall decline in the stock market in the second half of 2007. The Company cannot anticipate when or if similar investment losses may occur in the future.

INVESTMENT QUALITY AND CONCENTRATIONS

The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At December 31, 2009, nearly 95% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from S&P; a rating of Aaa, Aa, A or Baa from Moody’s; or a rating from the NAIC of 1 or 2. The Company has not made significant investments in securities that are directly or indirectly related to sub-prime mortgage loans including, but not limited to, collateralized debt obligations and structured investment vehicles.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)

The following table summarizes the credit quality of the fixed maturity investment portfolio at December 31, 2009 and 2008:

NAIC Rating	S&P Equivalent Rating	2009		2008
		Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,678.4	80.6%	$3,464.5	83.7%
2	BBB	650.3	14.3	449.5	10.9
3	BB	110.4	2.4	89.3	2.2
4	B	27.1	0.6	42.9	1.0
5	CCC	74.1	1.6	76.9	1.9
6	In or Near Default	21.1	0.5	12.8	0.3

Total Investments in Fixed Maturities		$4,561.4	100.0%	$4,135.9	100.0%

Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $14.9 million and $33.4 million at December 31, 2009 and 2008, respectively. At December 31, 2009, the Company had $1,745.3 million of investments in municipal bonds, of which $554.9 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment credit-risk strategy is to focus on the underlying credit rating of the issuer and not to rely upon the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the average underlying rating of the Company’s entire municipal bond portfolio is AA, the majority of which are direct obligations of states.

The following table summarizes the credit enhanced ratings and underlying ratings of the Company’s investments in obligations of states, municipalities and political subdivisions, which are included in the preceding table of the credit quality of the Company’s entire portfolio of investments in fixed maturities at December 31, 2009:

S&P Equivalent Rating	Credit Enhanced Rating		Underlying Rating
	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
AAA	$361.7	20.7%	$357.5	20.5%
AA	1,236.8	70.8	1,214.7	69.6
A	116.1	6.7	142.4	8.2
BBB	29.0	1.7	29.0	1.6
Below Investment Grade	1.7	0.1	1.7	0.1

Total Investments in State, Municipalities and Political Subdivisions	$1,745.3	100.0%	$1,745.3	100.0%

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)

The following table summarizes the fair value of the Company’s investments in Fixed Maturities by industry at December 31, 2009 and 2008:

DOLLARS IN MILLIONS	2009	2008
States, Municipalities and Political Subdivisions	$1,745.3	$1,308.5
Manufacturing	928.8	877.2
U.S. Government and Government Agencies and Authorities	720.9	979.1
Finance, Insurance and Real Estate	608.8	546.6
Transportation, Communication and Utilities	236.2	193.0
Services	181.9	119.6
Mining	58.4	44.3
Wholesale Trade	33.3	30.5
Retail Trade	32.3	25.4
Agriculture, Forestry and Fishing	14.9	10.3
Other	0.6	1.4

Total Investments in Fixed Maturities	$4,561.4	$4,135.9

Fifty-six companies comprised over 75% of the Company’s fixed maturity exposure to the Manufacturing industry at December 31, 2009, with the largest single exposure, Caterpillar, Inc., comprising 2.7%, or $24.8 million, of the Company’s fixed maturity exposure to such industry. Twenty-five companies comprised over 75% of the Company’s exposure to the Finance, Insurance and Real Estate industry at December 31, 2009, with the largest single exposure, Special Value Opportunity Fund auction rate preferred stocks, comprising 10.7%, or $65.2 million, of the Company’s exposure to such industry.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)

The following table summarizes the fair value of the Company’s ten largest investment exposures at December 31, 2009:

DOLLARS IN MILLIONS	Fair Value
U.S. Treasury Bonds, Notes and Bills:
Fixed Maturities	$250.3
Short-term	162.9

Total U.S. Treasuries	413.2

Government National Mortgage Association:
Fixed Maturities	270.3
Tennebaum Capital Partners Sponsored Entities:
Fixed Maturities – Redeemable Preferred Stocks	65.2
Limited Liability Investment Companies and Limited Partnerships	189.6

Total Tennebaum Capital Partners Sponsored Entities	254.8

Intermec:
Investment in Investee	162.8
Fannie Mae:
Fixed Maturities	104.7
Short-term	0.2

Total Fannie Mae	104.9

State of Louisiana and Political Subdivisions Thereof:
Fixed Maturities	83.3
State of Wisconsin and Political Subdivisions Thereof:
Fixed Maturities	80.9
State of Pennsylvania and Political Subdivisions Thereof:
Fixed Maturities	75.6
State of Georgia and Political Subdivisions Thereof:
Fixed Maturities	75.2
State of Texas and Political Subdivisions Thereof:
Fixed Maturities	68.5

Total	$1,589.5

At December 31, 2009, the Company’s fixed maturity investments in U.S. Treasury securities consisted of various maturities principally ranging from less than one year to 21 years with an effective duration of approximately five years. The Company’s short-term investments in U.S. Treasury securities consisted of $107.1 million of U.S. Treasury Bills typically with maturities of less than one week and $55.8 million of U.S. Treasury Bonds and Notes with a maturity of less than one year at the date of purchase. In addition to these investments, the Company had $143.0 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government and $63.9 million invested in money market funds which primarily invest in U.S. Treasury securities. At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)

The Company has exposure to the residential mortgage industry primarily by virtue of its investments in Government National Mortgage Association (“Ginnie Mae”), Fannie Mae, Federal Home Loan Banks (“FHLB”), U.S. Department of Housing and Urban Development (“HUD”) and Freddie Mac. The fair value of the Company’s investments in fixed maturities issued by Ginnie Mae, Fannie Mae, FHLB, HUD and Freddie Mac were $270.3 million, $104.7 million, $62.3 million, $16.6 million and $4.3 million, respectively, at December 31, 2009. Fannie Mae, FHLB and Freddie Mac are each U.S. government-sponsored and federally-chartered entities, which were privately capitalized, whereas HUD and Ginnie Mae are U.S. government-owned corporations. Securities issued by HUD and Ginnie Mae are backed by the full faith and credit of the U.S. government. On September 7, 2008, Fannie Mae and Freddie Mac were placed in conservatorship. Approximately 72% of the Company’s investments in the fixed maturities of Fannie Mae, FHLB and Freddie Mac are in general obligations issued by Fannie Mae, FHLB and Freddie Mac, with the balance invested in various mortgage-backed securities (“MBS”). While each general obligation is fixed in its maturity, 88% of the Company’s investments in these general obligations are callable by the issuer prior to their maturity. In contrast, principal payments of MBS securities vary with the underlying mortgages associated with them. The Company has no exposures to interest-only or principal-only investment strips. The Company’s investments in Ginnie Mae securities consist of various mortgage pools and pass-through certificates. Ginnie Mae guarantees the payment of principal and interest on these securities, which vary with the underlying mortgages. In addition to the Company’s investments in Fannie Mae, Ginnie Mae, FHLB, HUD and Freddie Mac securities, the Company had investments in other U.S. government sponsored or owned corporations totaling $12.4 million at December 31, 2009. At December 31, 2009, the Company also owned $5.0 million of MBS issued by private companies, of which $1.6 million where the underlying collateral may be considered sub-prime.

The Company had $324.6 million invested in various limited liability investment companies and limited partnerships at December 31, 2009, of which $39.1 million was included in the Company’s Investments in Equity Securities and $285.5 million was included in Other Investments. As limited liability investment companies and limited partnerships, these entities are required to follow certain specialized industry accounting which requires that unrealized gains and losses be reported in their statements of operations. The Company is required to account for some of its investments in these entities, namely those entities in which the Company’s interest is not deemed minor, under the equity method of accounting. This specialized accounting requiring income or loss recognition, as the case may be, of unrealized gains and losses, along with the Company’s requirement to account for some of these investments under the equity method of accounting, adds a degree of volatility to the Company’s net investment income. The Company had ownership interests totaling $189.6 million in such entities sponsored by Tennenbaum Capital Partners, LLC (“TCP”) reported as Equity Method Limited Liability Investments and included in Other Investments at December 31, 2009. The Company’s Investments in Fixed Maturities included an investment of $65.2 million in two redeemable, auction rate preferred stocks, rated AA by S&P and issued by one of the TCP-sponsored entities at December 31, 2009. The Company owns no other auction rate preferred stocks. TCP is a private investment firm that specializes in investing in companies undergoing change due to industry trends, economic cycles or specific company circumstances. As such, the TCP-sponsored entities in which the Company invests employ a long-term investment strategy focused on opportunities investments that may include holdings in illiquid securities such as distressed debt or leveraged loans. See MD&A, “Distressed and Mezzanine Debt and Secondary Transactions Investments.” From time to time, the Company may also invest directly in some of the companies in which the TCP sponsored entities invest. Such direct investments had a fair value of $22.2 million at December 31, 2009.

The Company has significant exposure to changes in the fair value of one public company, Intermec, by virtue of its investments in its common stock. Intermec has described itself as a leader in global supply chain solutions and in the design, development, manufacture and integration of wired and wireless automated data collection, mobile computing systems, bar code printers, label media and RFID (radio frequency identification). Intermec’s

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)

products and services are used by customers in many industries to improve productivity, quality and responsiveness of business operations, from supply chain management and enterprise resource planning to field sales and service. Intermec’s products and services are sold globally to a diverse set of customers in markets such as manufacturing, warehousing, direct store delivery, retail, consumer goods, field services, government, security, healthcare, transportation and logistics. Based on shares outstanding reported in Intermec’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, the Company owned 20.3% of Intermec’s common stock at December 31, 2009. Accordingly, the Company accounts for its investment in Intermec under the equity method of accounting. The Company reports its investment in Intermec at cost plus accumulated undistributed comprehensive earnings, rather than fair value, in the Consolidated Balance Sheet. The fair value of the Company’s investment in Intermec exceeded this carrying value by $64.4 million at December 31, 2009.

The Company’s Investments in Fixed Maturities included investments in the obligations of 47 states, and municipalities and political subdivisions thereof, with a fair value of $1,745.3 million at December 31, 2009, of which $1,553.0 million are callable prior to their maturity at or above par. Certain states provide premium tax incentives to insurance companies that invest in their states.

SECURITIES LENDING, CREDIT DEFAULT SWAPS AND HEDGING ACTIVITIES

The Company does not directly participate, as either a lender or borrower of securities, in any securities lending program. The Company does not participate directly in credit default swaps. The Company does not engage directly in hedging activities including, but not limited to, activities involving interest rate swaps, forward foreign currency contracts, commodities contracts, exchange traded and over-the-counter options or warrants. The Company has limited exposure to such programs and activities by virtue of its investments in Highbridge Capital LP (“Highbridge”). The Company’s investment in Highbridge was $3.5 million at December 31, 2009 and consisted solely of restricted assets as described below.

Highbridge is a limited partnership that specializes in arbitrage and absolute return investment strategies in the global equity and corporate debt securities markets and indirectly invests in funds that purchase and sell equities, futures, swaps, forward currency contracts, exchange traded and over-the-counter options, warrants, and both convertible and non-convertible corporate bonds. On October 23, 2008, the Company submitted a full redemption notice to the Highbridge general partner. On November 21, 2008, the general partner notified the Company that the general partner was imposing a restriction on the redemption of certain assets representing 70% of the Company’s investment in Highbridge and that such assets would not be redeemed currently, but rather would be redeemed over several periods. The Company’s investment in Highbridge, which is reported in Equity Securities in the Consolidated Balance Sheet, was $17.7 million at December 31, 2008. During 2009, the Company received redemption proceeds from the Highbridge general partner totaling $15.8 million, of which $5.4 million were proceeds representing the Company’s share of the unrestricted assets of Highbridge and $10.4 million were proceeds representing the Company’s share of the restricted assets of Highbridge. The Company reported a realized gain on the redemptions of $0.9 million for the year ended December 31, 2009.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

DISTRESSED AND MEZZANINE DEBT AND SECONDARY TRANSACTIONS INVESTMENTS

The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships, which are reported as Equity Method Limited Liability Investments and included in Other Investments at December 31, 2009 and December 31, 2008 are summarized below:

DOLLARS IN MILLIONS	ASSET CLASS	UNFUNDED COMMITMENT DEC. 31, 2009	CARRYING VALUE		STATED FUND END DATE
			DEC. 31, 2009	DEC. 31, 2008
Special Value Opportunity Fund, LLC	Distressed Debt	$–	$82.2	$69.9	7/13/2014
Tennenbaum Opportunities Fund V, LLC	Distressed Debt	–	85.0	43.3	10/10/2016
Goldman Sachs Vintage Fund IV, L.P.	Secondary Transactions	28.8	39.1	53.4	12/31/2016
Special Value Continuation Fund, LLC	Distressed Debt	–	22.4	19.1	6/30/2016
NY Life Investment Management Mezzanine Partners II, LP	Mezzanine Debt	6.4	18.3	18.9	7/31/2016
BNY Mezzanine Partners L.P.	Mezzanine Debt	3.4	13.8	12.7	4/17/2016
Other Funds		8.6	24.7	25.0	2015-2018

Total		$47.2	$285.5	$242.3

In addition, at December 31, 2009 the Company had unfunded commitments of $65.9 million for investments in limited liability investment companies and limited partnerships that are not accounted for under the equity method of accounting.

INTEREST AND OTHER EXPENSES

Interest and Other Expenses was $61.9 million, $58.5 million and $66.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Interest expense, excluding interest on a mortgage note payable included in real estate investment expense, was $32.5 million, $32.2 million and $33.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Other Corporate Expenses were $29.4 million, $26.3 million and $33.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Other Corporate Expenses increased by $3.1 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to higher compensation and higher interest cost on projected benefit obligations of postretirement benefit plans, net of expected return on plan assets. Other Corporate Expenses decreased by $7.4 million for the year ended December 31, 2008, compared to the same period in 2007, due primarily to lower compensation and employee benefit costs.

INCOME TAXES

The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions, state income taxes and the write-off of Goodwill in 2008. Tax-exempt investment income and dividends received deductions were $54.9 million, $57.1 million and $61.7 million in 2009, 2008 and 2007, respectively. In 2009, state income tax expense, net of federal benefit, was $7.1 million, including $6.0 million to increase the valuation allowance for

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INCOME TAXES (Continued)

deferred state income taxes for Fireside Bank. In 2008, state income tax expense, net of federal benefit, was $2.6 million, including $3.6 million to establish a valuation allowance for deferred state income taxes for Fireside Bank. In 2007, state income tax benefit, net of federal expense, was $8.9 million, including a benefit of $5.3 million resulting from the expiration of a state’s statute of limitations. In 2008, the Company wrote off $9.2 million of Goodwill, which is not deductible for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

On June 24, 2005, Unitrin entered into the 2010 Credit Agreement, a five-year, $325 million, unsecured, revolving credit agreement, expiring June 30, 2010, with a group of financial institutions. The 2010 Credit Agreement was terminated on October 30, 2009 and replaced with the 2012 Credit Agreement described below. The 2010 Credit Agreement provided for fixed and floating rate advances for periods up to one year at various interest rates. The 2010 Credit Agreement also contained various financial covenants, including limits on total debt to total capitalization and minimum risk-based capital ratios for Unitrin’s largest insurance subsidiaries. Unitrin had no outstanding advances under the 2010 Credit Agreement at December 31, 2008. Undrawn letters of credit issued pursuant to the 2010 Credit Agreement were $13.1 million at December 31, 2008. Accordingly, the amount available for future borrowing was $311.9 million at December 31, 2008.

During the first quarter of 2009, Unitrin borrowed a net amount of $105.0 million under the 2010 Credit Agreement. Proceeds from the borrowings were used to fund a $25.0 million contribution to Unitrin’s subsidiary, United Insurance, and to make certain income tax payments and for general corporate purposes.

During the first quarter of 2009, Unitrin’s subsidiary, Trinity, completed its acquisition of Direct Response in a cash transaction for a total purchase price of $201.6 million. The acquisition was funded using Trinity’s internal resources. During the second quarter of 2009, Unitrin’s subsidiary, Primesco, sold its subsidiary, Mutual Savings Life, to Unitrin’s subsidiary, United Insurance. Primesco then paid a $64.3 million dividend to Unitrin. Also during the second quarter of 2009, Unitrin’s subsidiaries, United, Reliable and Union National Life, transferred certain postretirement employee benefit liabilities and cash totaling $41.2 million to Unitrin. Following these intercompany transactions, Unitrin repaid in full the advances outstanding under the 2010 Credit Agreement. There were no advances outstanding under the 2010 Credit Agreement at June 30, 2009.

During the second quarter of 2009, United Insurance entered into a series of agreements with Reliable and Union National Life whereby, effective May 1, 2009, Reliable and Union National Life co-insure 100% of their existing and new business into United Insurance. In connection with these co-insurance transactions, Reliable and Union National Life received regulatory approval to pay extraordinary dividends to Unitrin in such amounts as to reduce each company’s statutory capital and surplus to $10 million, effectively the minimum statutory level. Reliable and Union National Life paid the extraordinary dividends, totaling $117.5 million, to Unitrin during the third quarter of 2009. On December 31, 2009, Unitrin contributed Reliable and Union National Life to United Insurance.

On October 30, 2009, Unitrin entered into the 2012 Credit Agreement, a new three-year, $245 million, unsecured, revolving credit agreement, expiring October 30, 2012, with a group of financial institutions and terminated the 2010 Credit Agreement. There were no borrowings under the 2010 Credit Agreement at its termination. The 2012 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2012 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Unitrin’s largest insurance subsidiaries, United and Trinity. Proceeds from advances under the 2012 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness. The 2012 Credit Agreement was undrawn at December 31, 2009. Management estimates that it could borrow the full amount under the 2012 Credit Agreement and still meet the financial covenants therein.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The lenders participating in the 2012 Credit Agreement, as of December 31, 2009, and their aggregate commitments are presented below:

Lender	Commitment in Millions
Wells Fargo Bank, National Association	$75.0
JPMorgan Chase Bank, N.A.	65.0
The Northern Trust Company	30.0
Fifth Third Bank, an Ohio Banking Corporation	30.0
The Bank of New York Mellon	20.0
U.S. Bank National Association	15.0
Goldman Sachs Bank USA	10.0

Total Commitment	$245.0

On May 11, 2007, Unitrin issued $360 million of its 6.00% Senior Notes due May 15, 2017 for an effective yield of 6.19%. The 6.00% Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Unitrin’s option at specified redemption prices. Unitrin used the proceeds from the sale of the notes to repay the $300 million principal aggregate amount of its 5.75% Senior Notes which was due on July 1, 2007 and for general corporate purposes. Interest expense under the 6.00% Senior Notes was $22.0 million, $22.0 million and $14.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In 2003, Unitrin issued $200 million of its 4.875% senior notes due November 1, 2010 (the “4.875% Senior Notes”) for an effective yield of 5.04%. The 4.875% Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at the Unitrin’s option at specified redemption prices. Interest expense under the 4.875% Senior Notes was $10.1 million, $10.0 million and $10.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Various state insurance laws restrict the ability of Unitrin’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Unitrin’s direct insurance subsidiaries paid dividends consisting of $118.4 million in cash to Unitrin during 2009. In 2010, Unitrin estimates that its direct insurance subsidiaries would be able to pay $133 million in dividends to Unitrin without prior regulatory approval.

Quantitative measures established by bank regulations to ensure capital adequacy require Fireside Bank to maintain minimum amounts of capital. Bank regulations define capital calculations for Tier 1 capital, total risk- weighted assets and total risk-based capital. To be “well-capitalized” a financial institution must have traditionally maintained a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total average assets of 5% or greater. Fireside Bank had ratios of total capital to total risk-weighted assets of 33.0% at December 31, 2009; a ratio of Tier 1 capital to total risk-weighted assets of 28.5% at December 31, 2009; and a ratio of Tier 1 capital to total average assets of 21.3% at December 31, 2009. Higher levels of capital, while undefined, are generally more prudent for Fireside Bank’s sub-prime automobile loan business than would be required for lower risk businesses. Fireside Bank has agreed with its regulators to maintain a ratio of Tier 1 capital to total average assets of 15% or greater. On March 24, 2009, Unitrin announced that Fireside Bank would be suspending all new lending activity as part of a plan to exit the automobile finance business. The exit plan envisions an orderly wind-down of Fireside Bank’s operations over the next several years. Fireside Bank will continue to collect outstanding loan balances and make interest payments and redemptions on outstanding certificates of deposit in the ordinary course of business. Following the announcement, Fireside Bank ceased accepting new loan applications, but continued to process loan applications that had been submitted prior to the announcement.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Fireside Bank also has ceased opening new certificate of deposit accounts. Unitrin currently expects to recover its $233 million investment in Fireside Bank over the next several years. Fireside Bank has agreed not to pay dividends without the prior approval of the FDIC and the CDFI. Fireside Bank is considering requesting approval to pay a dividend of approximately $75 million during the second half of 2010. The amount of dividend requested is subject to various factors including, but not limited to, Fireside Bank’s ratio of Tier 1 capital to total average assets, liquidity and continued success of its plan to exit the automobile finance business. The Company cannot give any assurance that any such dividend request will be approved.

Unitrin directly held cash and investments totaling $92.4 million at December 31, 2009, compared to $23.3 million at December 31, 2008. Unitrin intends to repay its 4.875% Senior Notes due November 1, 2010 in cash and reduce its leverage accordingly. Sources available for the repayment of indebtedness, future shareholder dividend payments, the repurchase of common stock and the payment of interest on Unitrin’s senior notes include cash and investments directly held by Unitrin, receipt of dividends from Unitrin’s subsidiaries and borrowings under the 2012 Credit Agreement.

At December 31, 2009, there were approximately 1.4 million shares of Unitrin’s outstanding common stock that could be repurchased under Unitrin’s outstanding repurchase authorization. Common stock may be repurchased in the open market or in privately negotiated transactions from time to time subject to market conditions and other factors. Unitrin did not repurchase shares of its common stock in 2009. Unitrin repurchased and retired approximately 2.0 million shares of its common stock in 2008 at a cost of $69.0 million. Unitrin’s has repurchased and retired approximately 62.8 million shares of its common stock in open market transactions at an aggregate cost of approximately $1.8 billion since 1990.

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

Net Cash Provided by Operating Activities increased by $94.3 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to more favorable operating results. Net Cash Provided by Operating Activities decreased by $182.9 million for the year ended December 31, 2008, compared to the same period in 2007 due to lower operating results.

Net Cash Used by Financing Activities increased by $145.9 million for the year ended December 31, 2009, compared to the same period in 2008. The Company has funded its Automobile Loan Receivables through the issuance of Certificates of Deposits. Net cash used by Certificates of Deposits withdrawals, net of Certificates of

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Deposits issued, was $428.5 million for the year ended December 31, 2009, compared to net cash used of $163.5 million for the same period in 2008. During 2009, Unitrin borrowed and repaid $220 million under the 2010 Credit Agreement. Unitrin did not repurchase shares of its common stock during 2009, compared to using $69.0 million of cash during 2008 to repurchase shares of its common stock. Unitrin used $66.6 million of cash to pay dividends for the year ended December 31, 2009, compared to $118.4 million of cash used to pay dividends during the same period in 2008. The amount of cash used to pay dividends decreased in 2009, compared to 2008, due primarily to a decrease in the quarterly dividend rate beginning with second quarter of 2009.

Net Cash Used by Financing Activities increased by $263.1 million for the year ended December 31, 2008, compared to the same period in 2007. During 2008, Unitrin borrowed and repaid $232.0 million under the 2010 Credit Agreement. During the second quarter of 2007, Unitrin issued its $360 million senior secured notes for net proceeds of $354.8 million. Unitrin repaid its $300 million 5.75% Senior Notes in the third quarter of 2007. Automobile Loan Receivables declined by $134.9 million in 2008. Net cash used by Certificates of Deposits withdrawals, net of Certificates of Deposits issued, was $163.5 million for the year ended December 31, 2008, compared to net cash provided of $111.6 million for the same period in 2007. Unitrin used $69.0 million of cash during 2008 to repurchase shares of its common stock, compared to $139.5 million of cash used to repurchase shares of its common stock for the same period in 2007.

Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Provided by Investing Activities was $287.6 million for the year ended December 31, 2009, compared to Net Cash Provided by Investing Activities of $356.2 million for the same period in 2008. Purchases of Fixed Maturities exceeded Sales of Fixed maturities by $157.0 million in 2009 and by $237.6 million in 2008. Automobile Loan Originations used $77.0 million of cash for the year ended December 31, 2009, compared to using $546.1 million of cash in the same period in 2008. The repayment of automobile loan receivables provided $431.9 million for the year ended December 31, 2009, compared to providing $571.4 million of cash in the same period in 2008. Cash received from dispositions of equity securities, net of cash paid to acquire equity securities was $104.9 million in the year ended December 31, 2009, compared to $593.8 million in the same period in 2008. In 2008, the Company sold equity securities to reduce its risk to further declines in the stock market. The Company used $190.0 million of cash to acquire a business in 2009, compared to $95.4 million used to acquire a business in 2008. The Company received proceeds of $68.8 million related to the disposition of its Unitrin Business Insurance operations in 2008. Net cash provided by dispositions of short-term investments was $222.2 million for the year ended December 31, 2009, compared to net cash provided by disposition of short-term investments of $132.3 million for the same period in 2008.

Net Cash Provided by Investing Activities was $356.2 million for the year ended December 31, 2008, compared to Net Cash Used by Investing Activities of $222.9 million for the same period in 2007. Purchases of Fixed Maturities exceeded Sales of Fixed maturities by $237.6 million in 2008, while Sales and Maturities of Fixed Maturities exceeded purchases of fixed maturities by $179.0 million in 2007. Net cash provided by dispositions of short-term investments was $132.3 million for the year ended December 31, 2008, compared to net cash used to acquire short-term investments of $184.0 million for the same period in 2007. Cash used to acquire Equity Method Limited Liability Investments decreased by $9.6 million in 2008, compared to 2007. Automobile Loan Originations decreased by $247.2 million in 2008, compared to 2007. The repayment of automobile loan receivables decreased by $72.8 million in 2008, compared to 2007. Cash provided by sales of equity securities increased by $533.4 million in 2008, compared to 2007, due primarily to sales of the Company’s investments of Northrop common stock and the vast majority of other common stocks as the Company reduced its equity risk to further declines in the stock market in 2008. Cash used to purchase equity securities increased by $42.6 million in 2008, compared to 2007. The Company received proceeds of $68.8 million related to the disposition of its

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Unitrin Business Insurance operations in 2008. The Company used $95.4 million of cash to acquire a business in 2008, compared to $46.9 million used to acquire a business in 2007.

OFF–BALANCE SHEET ARRANGEMENTS

The Company has no material obligations under a guarantee contract. The Company has no material retained or contingent interests in assets transferred to an unconsolidated entity. The Company has no material obligations, including contingent obligations, under contracts that would be accounted for as derivative instruments. The Company has no obligations, including contingent obligations, arising out of a variable interest in an unconsolidated entity held by, and material to, the Company, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with the Company. Accordingly, the Company has no material off–balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

Estimated cash disbursements pertaining to the Company’s contractual obligations at December 31, 2009 are as follows:

DOLLARS IN MILLIONS	JAN. 1, 2010 TO DEC. 31, 2010	JAN. 1, 2011 TO DEC. 31, 2012	JAN. 1, 2013 TO DEC. 31, 2014	AFTER DEC. 31, 2014	TOTAL
Long Term Debt Obligations	$200.1	$0.2	$5.5	$360.0	$565.8
Certificates of Deposits	245.4	431.3	5.7	–	682.4
Capital Lease Obligations	1.2	3.7	1.3	–	6.2
Operating Lease Obligations	29.8	43.0	32.6	36.9	142.3
Purchase Obligations	7.0	9.1	2.7	1.1	19.9
Life and Health Insurance Policy Benefits	266.4	440.2	419.2	5,699.3	6,825.1
Property and Casualty Insurance Reserves	566.2	359.6	98.9	186.6	1,211.3
Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP	65.8	68.1	43.6	54.0	231.5

Total Contractual Obligations	$1,381.9	$1,355.2	$609.5	$6,337.9	$9,684.5

Amounts included in Life and Health Insurance Policy Benefits within the contractual obligations table above represent the estimated cash payments to be made to policyholders and beneficiaries. Such cash outflows are based on the Company’s current assumptions for mortality, morbidity and policy lapse, but are undiscounted with respect to interest. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. The Company estimates that future cash inflows would total $3.9 billion using the same assumptions used to estimate the cash outflows. The Company’s Life Insurance Reserves in the Company’s Consolidated Balance Sheet are generally based on the historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the sum of the amounts presented above for Life and Health Insurance Policy Benefits significantly exceeds the amount of Life and Health Insurance Reserves reported on the Company’s Consolidated Balance Sheet at December 31, 2009.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CONTRACTUAL OBLIGATIONS (Continued)

In addition to the purchase obligations included above, the Company had certain investment commitments totaling $116.7 million at December 31, 2009. The funding of such investment commitments is dependent upon a number of factors, the timing of which is indeterminate. The contractual obligations reported above also exclude the Company’s liability of $11.7 million for unrecognized tax benefits. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability. Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP primarily consist of interest obligations related to Long Term Debt Obligations and Certificates of Deposits.

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

Valuation of Investments

The reported value of the Company’s investments was $6,023.8 million at December 31, 2009, of which $4,761.4 million, or 79%, was reported at fair value, $383.9 million, or 6%, was reported under the equity method of accounting, $223.6 million, or 4%, was reported at unpaid principal balance, $654.9 million, or 11%, was reported at cost or depreciated cost. Investment securities, in general, are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility risk. Accordingly, it is reasonably possible that changes in the fair values of the Company’s investments reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the financial statements. Also, it is reasonably possible that changes in the carrying values of the Company’s Equity Method Limited Liability Investments will occur in the near term and such changes could materially affect the amounts reported in the financial statements because these issuers follow specialized industry accounting rules which require that they report all of their investments at fair value.

As more fully described under the heading, “Fair Value Measurements,” in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements, the Company uses a hierarchal framework which prioritizes and ranks the market price observability used in fair value measurements.

The fair value of the Company’s investments measured and reported at fair value was $4,761.4 million at December 31, 2009, of which $4,508.5 million, or 95%, was based on quoted market prices or significant value drivers that are observable and $252.9 million, or 5%, was based significant value drivers that are unobservable. Fair value measurements based on readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment, compared to fair value measurements based on significant unobservable inputs used in measuring fair value. The prices that the Company might realize from actual sales of investments are likely to vary from their respective estimated fair values at December 31, 2009 due to limitations inherent in the estimation process and changing market conditions.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

The classification of the investment in a financial instrument may affect a company’s reported results. For investments classified as trading, a company is required to recognize changes in the fair values into income for the period reported. Both the reported and fair value of the Company’s investments classified as trading was $4.6 million at December 31, 2009. For investments in fixed maturities classified as held to maturity, a company is required to carry the investment at amortized cost, with only amortization occurring during the period recognized into income. None of the Company’s investments in fixed maturities were classified as held to maturity at December 31, 2009. Changes in the fair value of investments in fixed maturities classified as available for sale and investments in equity securities classified as available for sale are not recognized to income during the period, but rather are recognized as a separate component of Accumulated Other Comprehensive Income until realized. All of the Company’s investments in fixed maturities were classified as available for sale at December 31, 2009. Except for investments accounted for under the equity method of accounting or classified as trading, all of the Company’s investments in equity securities were classified as available for sale at December 31, 2009. The Company’s investments accounted for under the equity method of accounting consist of the Company’s investment in the common stock of Intermec and the Company’s investments in Equity Method Limited Liability Investments and are valued at cost plus cumulative undistributed comprehensive earnings or losses, and not at fair value.

Under GAAP, a company may elect to use the fair value option for some or all of its investments in financial instruments. Under the fair value option, a company is required to recognize changes in the fair values into income for the period reported. The Company has not elected the fair value option for any of its investments in financial instruments. Had the Company elected the fair value option for all of its investments in financial instruments, the Company’s reported net income for the year ended December 31, 2009, would have increased by $150.2 million.

The Company regularly reviews its investments for factors that may indicate that a decline in the fair value of an investment below its cost or amortized cost is other than temporary. Such reviews are inherently uncertain in that the value of the investment may not fully recover or may decline further in future periods resulting in realized losses. Some factors considered for fixed maturity and equity securities in evaluating whether or not a decline in fair value is other than temporary include, but are not limited to the following.

Fixed Maturity Securities

•	The financial condition, credit rating and prospects of the issuer;

•	The extent to which the fair value has been less than cost;

•	The ability of the issuer to make scheduled principal and interest payments;

•	The volatility of the investment;

•	The Company’s intentions to sell or not to sell the investment; and

•	The Company’s determination of whether or not it will be required to sell the investment before a full recovery in value.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

Equity Securities

•	The financial condition and prospects of the issuer;

•	The length of time and magnitude of the unrealized loss;

•	The volatility of the investment;

•	Analyst recommendations and near term price targets;

•	Opinions of the Company’s external investment managers;

•	Market liquidity;

•	Debt-like characteristics of perpetual preferred stocks and issuer ratings; and

•	The Company’s intentions to sell or ability to hold the investments until recovery.

The Company determined whether declines in the fair values of investments below their cost or amortized cost were other than temporary based on these factors at December 31, 2009. Changes in these factors in future periods could result in additional impairments. Accordingly, the Company cannot anticipate when or if investment impairment losses may occur in the future.

Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses

The Company’s Property and Casualty Insurance Reserves are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $1,211.3 million and $1,268.7 million of gross loss and LAE reserves at December 31, 2009 and 2008, respectively. Property and Casualty Insurance Reserves for the Company’s business segments at December 31, 2009 and 2008 were:

DOLLARS IN MILLIONS	2009	2008
Business Segments:
Kemper	$422.7	$476.1
Unitrin Specialty	277.9	293.1
Unitrin Direct	247.0	163.1
Life and Health Insurance	19.0	23.0

Total Business Segments	966.6	955.3
Discontinued Operations	214.4	280.0
Unallocated Ceded Reserves	30.3	33.4

Total Property and Casualty Insurance Reserves	$1,211.3	$1,268.7

The Unallocated Ceded Reserves were acquired in connection with a business acquisition from SCOR in 2002 and are reinsured by an insurance subsidiary of SCOR (see Note 8, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). The Company does not allocate these reserves to its business segments or Unitrin Business Insurance.

In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain and the actual ultimate net cost of claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

matters, construction defect and other emerging and/or long-tailed exposures which may not be discovered or reported until years after the insurance policy period has ended. Property and Casualty Insurance Reserves related to the Company’s Discontinued Operations are predominantly long-tailed exposures, of which $71 million was related to asbestos, environmental matters and construction defect exposures at December 31, 2009.

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

The Company’s actuaries generally review the results of at least four of these estimation methodologies, two based on paid data and two based on incurred data, to initially estimate the ultimate losses and LAE for the current accident quarter and re-estimate the ultimate losses and LAE for previous accident quarters to determine if changes in the previous estimates of the ultimate losses and LAE are indicated by the most recent data. In some cases, the methodologies produce a cluster of estimates with a tight band of indicated possible outcomes. In other cases, however, the methodologies produce conflicting results and wider bands of indicated possible outcomes, and the Company’s actuaries perform additional analyses before making their final selections. However, such bands do not necessarily constitute a range of outcomes, nor does the Company’s management or the Company’s actuaries calculate a range of outcomes.

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

For each accident quarter, the point estimate selected by the Company’s actuaries is not necessarily one of the points produced by any particular one of the methodologies utilized, but often is another point selected by the Company’s actuaries, using their professional judgment, that takes into consideration each of the points produced by the several loss reserving estimation methodologies used. In some cases, for a particular product, the current accident quarter may not have enough paid claims data to rely upon, leading the Company’s actuaries to conclude that the incurred loss development methodology provides a better estimate than the paid loss development methodology. Therefore, the Company’s actuaries may give more weight to the incurred loss development methodology for that particular accident quarter. As an accident quarter ages for that same product, the actuary may gain more confidence in the paid loss development methodology and begin to give more weight to the paid loss development methodology. The Company’s actuaries’ quarterly selections are summed by product and/or coverage levels to create the actuarial indication of the ultimate losses. More often than not, the actuarial indication for a particular product line and accident quarter is most heavily weighted towards the incurred loss development methodology, particularly for short-tail lines such as personal automobile insurance. Historically, the incurred loss development methodology has been more reliable in predicting ultimate losses for

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

short-tail lines, especially in the more recent accident quarters, when compared with the paid loss development methodology. However, in some circumstances changes can occur which impact numerous variables including, but not limited to, those variables identified below that are difficult to quantify and/or impact the predictive value of prior development patterns relied upon in the incurred loss development methodology and paid loss development methodology. In those circumstances, the Company’s actuaries must make adjustments to these loss reserving estimation methodologies or use additional generally accepted actuarial estimation methodologies. In those circumstances, the Company’s actuaries, using their professional judgment, may place more weight on the adjusted loss reserving estimation methodologies or other generally accepted actuarial estimation methodologies until the newer development patterns fully emerge and the Company’s actuaries can fully rely on the unadjusted loss reserving estimation methodologies. In the event of a wide variation among results generated by the different projection methodologies, the Company’s actuaries further analyze the data using additional techniques.

In estimating reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify, such as:

•	Changes in the level of minimum case reserves, and the automatic aging of those minimum case reserves;

•

Changes to claims practices including, but not limited to, changes in the reporting and impact of large losses, timing of reported claims, adequacy of case reserves, implementation of new systems for handling claims, turnover of claims department staffs, timing and depth of the audit review of claims handling procedures;

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

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

Actuaries use historical experience and trends as predictors of how losses and LAE will emerge over time. However, historical experience may not necessarily be indicative of how actual losses and LAE will emerge. Changes in case reserve adequacy, changes in minimum case reserves and changes in internal claims handling procedures could impact the timing and recognition of incurred claims and produce an estimate that is either too high or too low if not adjusted for by the actuary. For example, if, due to changes in claims handling procedures, actual claims are settled more rapidly than they were settled historically, the estimate produced by the paid loss development methodology would tend to be overstated if the actuary did not identify and adjust for the impact of the changes in claims handling procedures. Similarly, if, due to changes in claims handling procedures, actual claim reserves are set at levels higher than past experience, the estimate produced by the incurred loss development methodology would tend to be overstated if the actuary did not identify and adjust for the impact of the changes in claims handling procedures.

The final step in the quarterly loss and LAE reserving process involves a comprehensive review of the actuarial indications by the Company’s senior actuary and senior management who apply their collective judgment and determine the appropriate estimated level of reserves to record. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in claim handling practices or other changes that affect the timing of payment or development patterns, changes in the mix of business, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, the improvement or deterioration of actuarial indications in the current period as compared to prior periods, and the amount of reserves related to third party pools for which the Company does not have access to the underlying data and, accordingly, relies on calculations provided by such pools. Total recorded reserves for property and casualty insurance losses and LAE were 0.9%, 1.2% and 2.0% higher than the actuarial indication of reserves at December 31, 2009, 2008 and 2007, respectively. Total recorded reserves for property and casualty insurance losses and LAE as a percentage of the actuarial indication of reserves decreased in 2009 and 2008 due primarily to the Company’s senior actuary and senior management placing greater reliance on the actuarial indications in determining the appropriate estimated level of reserves, due in part to the continued improvement in the actuarial indications in some product lines.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

The Company’s goal is to ensure its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs, while sustaining minimal variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully developed. Changes in the Company’s estimates of these losses and LAE over time, also referred to as “development,” will occur and may be material. Favorable development is recognized and reported in the consolidated financial statements when the Company decreases its previous estimate of ultimate losses and LAE and results in an increase in net income in the period recognized, whereas adverse development is recognized and reported in the consolidated financial statements when the Company increases its previous estimate of ultimate losses and LAE and results in a decrease in net income. The Company reported total favorable development of $80.9 million, $79.3 million and $101.1 million before tax for the years ended December 31, 2009, 2008 and 2007, respectively. Development for each of the Company’s continuing business segments and Unitrin Business Insurance for the years ended December 31, 2009, 2008 and 2007, was:

DOLLARS IN MILLIONS	Favorable (Adverse) Development
	2009	2008	2007
Continuing Operations:
Kemper	$60.5	$61.0	$54.2
Unitrin Specialty	7.9	5.5	15.3
Unitrin Direct	12.1	(3.2)	(5.5)
Life and Health Insurance	(2.6)	(13.7)	(8.6)

Total Favorable Development from Continuing Operations, Net	$77.9	$49.6	$55.4

Discontinued Operations:
Unitrin Business Insurance, Net	3.0	29.7	45.7

Total Favorable Development, Net	$80.9	$79.3	$101.1

Development in the Kemper segment comprised a substantial portion of the Company’s development reported in continuing operations in 2009, 2008 and 2007. Additional information regarding the Kemper development is discussed below. Adverse development in the Life and Health Insurance segment in 2008 and 2007 is due primarily to development on Hurricanes Rita and Katrina. See MD&A, “Life and Health Insurance” and Note 25, “Contingencies,” to the Consolidated Financial Statements. Development in Unitrin Business Insurance comprised all of the Company’s development reported in discontinued operations. While development, either favorable or unfavorable, is likely for Unitrin Business Insurance, the Company expects that such development, as compared to the past three years, will not have as great of an impact as the losses and LAE continue to become more fully developed.

Kemper Development

The Company’s actuaries use various generally accepted actuarial incurred and paid loss development methodologies to estimate unpaid losses and LAE. The key assumption in these estimation methodologies is that patterns observed in prior periods are indicative of how losses and LAE are expected to develop in the future and that such historical data can be used to predict and estimate ultimate losses and LAE. However, changes in a the Company’s business processes, by their very nature, are likely to affect the development patterns, which generally results in the historical development factors becoming less reliable over time in predicting how losses and LAE will ultimately develop. The ultimate impact of a single change in a business process is difficult to quantify and detect, and even more difficult if several changes to business processes occur over several years. Initially after a change is implemented, there are fewer data points, as compared to the historical data, for the Company’s actuaries to analyze. With fewer data points to analyze, the Company’s actuaries can not be certain

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

that observed differences from the historical data trends are a result of the change in business process or merely a random fluctuation in the data. As the Company’s actuaries observe more data points following the change in business process, the Company’s actuaries can gain more confidence in whether the change in business process is affecting the development pattern. The challenge for the Company’s actuaries is how much weight to place on the development patterns based on the older historical data and how much weight to place on the development patterns based on more recent data.

Over the last several years, Kemper has undergone several changes in its claims handling processes. For example, shortly after the Company acquired the Kemper personal lines business in a renewal rights transaction in 2002, Kemper began to place special emphasis on reporting claims directly to the Company. Prior to that time, a policyholder’s agent usually was the primary contact to report a claim. Initially, approximately one-third of all claims were reported directly to Kemper compared to approximately 70% at the end of both 2006 and 2007. Direct reporting of losses has enabled the Company not only to reduce claim cycle times, but also to better respond to and control loss costs. Kemper has also focused on reducing the number of days from when a loss is reported until the related claim is closed, while also controlling the overall loss and LAE costs. Specifically, Kemper has implemented several claims handling loss mitigation programs, including:

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

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

In 2005, the personal lines claims function of Unitrin’s Multilines Insurance (“MLI”) unit was combined into the Kemper segment’s claims function. In September 2005, Kemper converted all open MLI personal lines claims to its claims system and began including new claims from the MLI business in its claim system.

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

Estimated Variability of Property and Casualty Insurance Reserves

Although development will emerge in all of Unitrin’s personal lines’ product lines, development in Kemper’s personal automobile insurance product line could have the most significant impact. To further illustrate the sensitivity of Kemper’s reserves for automobile insurance losses and LAE to changes in the cumulative development factors, the Company’s actuaries estimated the impact of decreases in the cumulative development factors used in the incurred loss development methodology. For the most recent quarterly evaluation period, the Company assumed an average decrease of 10.9% in the cumulative development factor, gradually declining to an average decrease of 3.3% over the next 8 older evaluation quarters, gradually declining to average decrease of 0.4% over the next 15 older evaluation quarters and then gradually declining to 0.0% thereafter. Assuming that Kemper’s automobile insurance loss and LAE reserves were based solely on the incurred loss development methodology and such assumed decreases in the cumulative development factors, the Company estimates that Kemper’s automobile insurance loss and LAE reserves would have decreased by $72.0 million at December 31, 2009 for all accident years combined.

To further illustrate the sensitivity of Kemper’s reserves for automobile insurance losses and LAE to changes in the cumulative development factors, the Company’s actuaries also estimated the impact of increases in the cumulative development factors used in the incurred loss development methodology. For the most recent quarterly evaluation period, the Company assumed an average increase of 10.9% in the cumulative development factor, gradually declining to an average increase of 3.3% over the next 8 older evaluation quarters, gradually declining to an average increase of 0.4% over the next 15 older evaluation quarters and then gradually declining to 0.0% thereafter. Assuming that Kemper’s automobile insurance loss and LAE reserves were based solely on the incurred loss development methodology and such assumed increases in the cumulative development factors, the Company estimates that Kemper’s automobile insurance loss and LAE reserves would have increased by $72.0 million at December 31, 2009 for all accident years combined.

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

Additional information pertaining to the estimation of and development of the Company’s Property and Casualty Insurance Reserves is contained in Item 1 of Part I of this 2009 Annual Report on Form 10-K under the heading “Property and Casualty Loss and Loss Adjustment Expense Reserves.”

Reserve for Loan Losses

Fireside Bank’s principal business was the financing of used automobiles through the purchase of sub-prime retail installment contracts from automobile dealers. Approximately 65% of Fireside Bank’s automobile loan portfolio is concentrated in loans to borrowers residing in California. The Reserve for Loan Losses is estimated using a variety of methodologies to project the ultimate charge-offs and recoveries of loans and is based on past experience adjusted for current economic conditions and regulatory requirements. Such charge-offs and recoveries emerge over a period of years. Accordingly, the Company’s actual ultimate net charge-offs could differ materially from the Company’s estimate due to a variety of factors including, but not limited to, trends and future conditions in the macroeconomic, socioeconomic and regulatory environment, the timing of charge-offs and recoveries, the value of collateral and changes in the overall credit quality of the loan portfolio. Actual net charge-off patterns may also differ materially from historical net charge-off patterns if there is a change in collection practices, the mix of loans or the credit quality of borrowers. A 100–basis point increase in the Company’s estimated ultimate rate of net charge-off would increase the Company’s Reserve for Loan Losses at December 31, 2009 by $15.3 million.

Goodwill Recoverability

The process of determining whether or not an asset, such as Goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of Goodwill, the Company performs a discounted cash flow analysis for each of the Company’s reporting units. The discounted cash value may be different from the fair value that would result from an actual transaction between a willing buyer and a willing seller. Such analyses are particularly sensitive to changes in discount rates and investment rates. Changes to these rates might result in material changes in the valuation and determination of the recoverability of Goodwill. For example, an increase in the rate used to discount cash flows will decrease the discounted cash value. There is likely to be a similar, but not necessarily as large as, increase in the investment rate used to project the cash flows resulting from investment income earned on the Company’s investments. Accordingly, an increase in the investment rate would increase the discounted cash value.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

Goodwill for the Life and Health Insurance segment at December 31, 2009 includes goodwill of $14.8 million related to the Company’s Reserve National reporting unit. Reserve National focuses on providing limited health insurance coverages to persons who lack access to traditional private options. The U. S. House of Representatives and the U.S. Senate have passed separate, but not identical, bills in late 2009 which would effect sweeping changes to the American health care system. In the event that some version of these bills is enacted into law, the legislation could have a material adverse effect on the financial condition and results of operations of Reserve National and could impact the recoverability of the related goodwill. See MD&A, “Life and Health Insurance” and Note 7, “Goodwill,” to the Consolidated Financial Statements for a discussion of the potential impacts of health care reform legislation on Reserve National.

Pension Benefit Obligations

The process of estimating the Company’s pension benefit obligations and pension benefit costs is inherently uncertain and the actual cost of benefits may vary materially from the estimates recorded. These liabilities are particularly volatile due to their long-term nature and are based on several assumptions. The main assumptions used in the valuation of the Company’s pension benefit obligations are:

•	Estimated mortality of the employees and retirees eligible for benefits;

•	Estimated expected long-term rates of returns on investments;

•	Estimated compensation increases;

•	Estimated employee turnover; and

•	Estimated rate used to discount the ultimate estimated liability to a present value.

A change in any one or more of these assumptions is likely to result in an ultimate liability different from the original actuarial estimate. Such changes in estimates may be material. For example, a one–percentage point decrease in the Company’s estimated discount rate would increase the pension benefit obligation at December 31, 2009 by $54.0 million, while a one–percentage point increase in the rate would decrease the pension benefit obligation at December 31, 2009 by $43.8 million. A one–percentage point decrease in the Company’s estimated long-term rate of return on plan assets would increase the pension expense for the year ended December 31, 2009 by $3.5 million, while a one–percentage point increase in the rate would decrease pension expense by $3.5 million for the same period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Changes in accounting standards that are most critical or relevant to the Company are discussed in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements under the headings “Adoption of New Accounting Standards” and “Accounting Standards Not Yet Adopted.” The accounting changes discussed are as follows:

•	FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (codified into ASC Topic 320, Investments—Debt and Equity Securities);

•	SFAS No. 141(R), Business Combinations (codified into ASC Topic 805, Business Combinations);

•	FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (codified into ASC Topic 805, Business Combinations);

•	SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (codified into ASC Topic 810, Consolidation);

•	SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (codified into ASC Topic 815, Derivatives and Hedging);

•	FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (codified into ASC Topic 350, Intangibles—Goodwill and Other);

•	SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (codified into ASC Topic 944, Financial Services—Insurance);

•	FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (codified into ASC Topic 260, Earnings per Share);

•	FAS 132(R)-1 Employers’ Disclosures about Postretirement Benefit Plan Assets (codified in ASC 715-20, Compensation—Retirement Benefits);

•

FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (codified into ASC Topic 820, Fair Value Measurements and Disclosures);

•	SFAS No. 165, Subsequent Events (codified into ASC Topic 855, Subsequent Events);

•	ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share;

•	SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (a grandfathered standard under ASC);

•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (a grandfathered standard under ASC);

•	ASU 2010-06, Improving Disclosures about Fair Value Measurements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

The Company measures its sensitivity to market risk by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates and equity prices. The evaluation is made using instantaneous changes in interest rates and equity prices on a static balance sheet to determine the effect such changes would have on the Company’s market value at risk and the resulting pretax effect on Shareholders’ Equity. The changes chosen for the evaluation represent the Company’s view of adverse changes which are reasonably possible over a one-year period. The selection of the changes chosen should not be construed as the Company’s prediction of future market events, but rather an illustration of the impact of such events.

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100–basis points in the yield curve at December 31, 2009 and 2008, for Investments in Fixed Maturities. Such 100–basis point increase in the yield curve may not necessarily result in a corresponding 100–basis point increase in the interest rate for all investments in fixed maturities. For example, a 100–basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100–basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or prepaid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Automobile Loan Receivables, the Company assumed an adverse and instantaneous increase of 100–basis points in market interest rates from their levels at December 31, 2009 and 2008. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100–basis points in market interest rates from their levels at December 31, 2009 and 2008. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its level at December 31, 2009 and 2008, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 1.03 and 1.05 at December 31, 2009 and 2008, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended December 31, 2009 and 2008, and weighted on the fair value of such securities at December 31, 2009 and 2008, respectively. For equity securities without observable market inputs the Company assumed a beta of 1.00 at December 31, 2009 and 2008. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the market value of the Company’s financial instruments at December 31, 2009 using these assumptions were:

DOLLARS IN MILLIONS	FAIR VALUE	PRO FORMA INCREASE (DECREASE)
		INTEREST RATE RISK	EQUITY PRICE RISK	TOTAL MARKET RISK
ASSETS
Investments in Fixed Maturities	$4,561.4	$(316.8)	$–	$(316.8)
Investments in Equity Securities	195.4	(5.2)	(26.7)	(31.9)
Automobile Loan Receivables	666.2	(6.1)	–	(6.1)

LIABILITIES
Certificates of Deposits	$717.9	$10.5	$–	$10.5
Notes Payable	534.2	21.9	–	21.9

The estimated adverse effects on the market value of the Company’s financial instruments at December 31, 2008 using these assumptions were:

DOLLARS IN MILLIONS	FAIR VALUE	PRO FORMA INCREASE (DECREASE)
		INTEREST RATE RISK	EQUITY PRICE RISK	TOTAL MARKET RISK
ASSETS
Investments in Fixed Maturities	$4,135.9	$(277.1)	$–	$(277.1)
Investments in Equity Securities	221.8	(5.7)	(33.8)	(39.5)
Automobile Loan Receivables	1,099.6	(13.5)	–	(13.5)

LIABILITIES
Certificates of Deposits	$1,148.7	$19.3	$–	$19.3
Notes Payable	433.9	18.7	–	18.7

The market risk sensitivity analysis assumes that the composition of the Company’s interest rate sensitive assets and liabilities, including, but not limited to, credit quality, and equity price sensitive assets existing at the beginning of the period remains constant over the period being measured. It also assumes that a particular change in interest rates occurs uniformly across the yield curve regardless of the time to maturity. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Also, any future correlation, either in the near term or the long term, between the Company’s common stock equity securities portfolio and the S&P 500 may differ from the historical correlation as represented by the weighted-average historical beta of the common stock equity securities portfolio. Accordingly, the market risk sensitivity analysis may not be indicative of, is not intended to provide, and does not provide, a precise forecast of the effect of changes of market rates on the Company’s income or shareholders’ equity. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates or equity prices.

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

The Company manages its interest rate exposures with respect to Investments in Fixed Maturities by investing primarily in investment-grade securities of moderate effective duration. The interest rate risks with respect to the fair value of Automobile Finance Receivables should be partially offset by the impact of interest rate movements on Certificates of Deposits which were issued to fund its receivables.

Item 8.	Financial Statements and Supplementary Data.

Index to

Consolidated Financial Statements of

Unitrin, Inc. and its Subsidiaries

Unitrin, Inc. and Subsidiaries

Consolidated Balance Sheets

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	DECEMBER 31,
	2009	2008
ASSETS
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2009 – $4,413.2; 2008 – $4,174.4)	$4,561.4	$4,135.9
Equity Securities at Fair Value (Cost: 2009 – $184.4; 2008 – $255.4)	195.4	221.8
Investee (Intermec) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2009 – $162.8; 2008 – $168.1)	98.4	102.2
Short-term Investments at Cost which Approximates Fair Value	397.0	548.6
Other	771.6	714.9

Total Investments	6,023.8	5,723.4

Cash	143.7	184.2
Automobile Loan Receivables at Cost and Net of Reserve for Loan Losses (Fair Value: 2009 – $666.2; 2008 – $1,099.6)	660.8	1,078.6
Other Receivables	642.0	686.5
Deferred Policy Acquisition Costs	521.1	489.2
Goodwill	331.8	334.6
Current and Deferred Income Taxes	107.6	201.4
Other Assets	142.7	120.9

Total Assets	$8,573.5	$8,818.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance Reserves:
Life and Health	$3,028.0	$2,972.6
Property and Casualty	1,211.3	1,268.7

Total Insurance Reserves	4,239.3	4,241.3

Certificates of Deposits at Cost (Fair Value: 2009 – $717.9; 2008 – $1,148.7)	682.4	1,110.8
Unearned Premiums	724.9	733.5
Liabilities for Income Taxes	11.7	68.2
Notes Payable at Amortized Cost (Fair Value: 2009 – $534.2; 2008 – $433.9)	561.4	560.8
Accrued Expenses and Other Liabilities	436.2	455.6

Total Liabilities	6,655.9	7,170.2

Shareholders’ Equity:
Common Stock, $0.10 Par Value Per Share, 100 Million Shares Authorized, 62,357,016 and 62,314,503 Shares Issued and Outstanding at December 31, 2009 and 2008	6.2	6.2
Paid-in Capital	765.9	764.7
Retained Earnings	1,086.7	985.8
Accumulated Other Comprehensive Income (Loss)	58.8	(108.1)

Total Shareholders’ Equity	1,917.6	1,648.6

Total Liabilities and Shareholders’ Equity	$8,573.5	$8,818.8

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Unitrin, Inc. and Subsidiaries

Consolidated Statements of Operations

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	FOR THE YEARS ENDED DECEMBER 31,
	2009	2008	2007
REVENUES
Earned Premiums	$2,455.5	$2,376.6	$2,286.9
Automobile Finance Revenues	178.5	242.3	260.2
Net Investment Income	322.7	212.9	289.9
Other Income	2.5	4.1	3.5
Net Realized Gains on Sales of Investments	24.6	59.2	95.5
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(50.6)	(152.9)	(33.0)
Portion of Losses Recognized in Other Comprehensive Income	0.2	–	–

Net Impairment Losses Recognized in Earnings	(50.4)	(152.9)	(33.0)

Total Revenues	2,933.4	2,742.2	2,903.0

EXPENSES
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,739.5	1,765.2	1,572.3
Insurance Expenses	721.2	736.5	705.8
Automobile Finance Expenses	136.2	204.1	272.5
Interest Expense on Certificates of Deposits	43.5	58.7	58.7
Write-off of Goodwill	1.5	9.2	–
Interest and Other Expenses	61.9	58.5	66.9

Total Expenses	2,703.8	2,832.2	2,676.2

Income (Loss) from Continuing Operations before Income Taxes and Equity in Net Income (Loss) of Investee	229.6	(90.0)	226.8
Income Tax Benefit (Expense)	(66.4)	46.2	(49.9)

Income (Loss) from Continuing Operations before Equity in Net Income (Loss) of Investee	163.2	(43.8)	176.9
Equity in Net Income (Loss) of Investee	(1.0)	5.8	1.2

Income (Loss) from Continuing Operations	162.2	(38.0)	178.1

Discontinued Operations:
Income from Discontinued Operations Before Income Taxes	4.0	18.2	34.8
Income Tax Expense	(1.5)	(9.8)	(7.5)

Income from Discontinued Operations	2.5	8.4	27.3

Net Income (Loss)	$164.7	$(29.6)	$205.4

Income (Loss) from Continuing Operations Per Unrestricted Share:
Basic	$2.60	$(0.60)	$2.71

Diluted	$2.60	$(0.60)	$2.70

Net Income (Loss) Per Unrestricted Share:
Basic	$2.64	$(0.47)	$3.13

Diluted	$2.64	$(0.47)	$3.11

Dividends Paid to Shareholders (per share)	$1.07	$1.88	$1.82

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Unitrin, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

DOLLARS IN MILLIONS	FOR THE YEARS ENDED DECEMBER 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net Income (Loss)	$164.7	$(29.6)	$205.4
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operations:
Policy Acquisition Costs Deferred	(316.5)	(324.7)	(325.0)
Amortization of Deferred Policy Acquisition Costs	312.0	324.6	330.3
Equity in Net (Income) Loss of Investee before Taxes	1.6	(8.9)	(2.0)
Equity in Losses (Earnings) of Equity Method Limited Liability Investments	(47.8)	77.1	(6.4)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	–	1.0	27.1
Amortization of Investment Securities and Depreciation of Investment Real Estate	15.7	10.1	6.2
Net Realized Gains on Sales of Investments	(24.6)	(59.2)	(95.5)
Net Impairment Losses Recognized in Earnings	50.4	152.9	33.0
Gain on Disposition of Business	–	(8.1)	–
Provision for Loan Losses	60.2	110.0	166.8
Depreciation of Property and Equipment	16.6	18.8	20.9
Write-off of Goodwill	1.5	9.2	–
Decrease (Increase) in Other Receivables	80.8	(5.6)	69.1
Decrease in Insurance Reserves and Unearned Premiums	(169.2)	(58.5)	(110.2)
Decrease in Liabilities for Income Taxes	(5.1)	(132.1)	(60.1)
Decrease in Accrued Expenses and Other Liabilities	(5.0)	(20.4)	(11.7)
Other, Net	28.2	12.6	4.2

Net Cash Provided by Operating Activities	163.5	69.2	252.1

INVESTING ACTIVITIES
Sales and Maturities of Fixed Maturities	708.3	956.7	614.1
Purchases of Fixed Maturities	(865.3)	(1,194.3)	(435.1)
Sales of Equity Securities	108.7	768.9	235.5
Purchases of Equity Securities	(3.8)	(175.1)	(132.5)
Acquisitions and Improvements of Investment Real Estate	(8.9)	(24.3)	(24.2)
Sales of Investment Real Estate	0.2	3.2	8.7
Return of Investment of Equity Method Limited Liability Investments	21.7	16.2	7.9
Acquisitions of Equity Method Limited Liability Investments	(17.1)	(96.2)	(105.8)
Change in Short-term Investments	222.2	132.3	(184.0)
Repayments of Automobile Loan Receivables	431.9	571.4	644.2
Acquisitions of Automobile Loan Receivables	(77.0)	(546.1)	(793.3)
Acquisition of Businesses, Net of Cash Acquired	(190.0)	(95.4)	(46.9)
Disposition of Businesses, Net of Cash Disposed	0.2	68.8	3.9
Other, Net	(43.5)	(29.9)	(15.4)

Net Cash Provided (Used) by Investing Activities	287.6	356.2	(222.9)

FINANCING ACTIVITIES
Certificates of Deposits Issued	16.0	143.0	361.3
Certificates of Deposits Withdrawals	(444.5)	(306.5)	(249.7)
Notes Payable Proceeds	220.0	232.0	354.8
Notes Payable Repayments	(220.1)	(232.1)	(300.0)
Cash Dividends Paid to Shareholders	(66.6)	(118.4)	(119.9)
Common Stock Repurchases	–	(69.0)	(139.5)
Cash Exercise of Stock Options	–	1.6	5.1
Excess Tax Benefits from Share-based Awards	0.1	0.3	1.3
Other, Net	3.5	3.4	4.0

Net Cash Used by Financing Activities	(491.6)	(345.7)	(82.6)

Increase (Decrease) in Cash	(40.5)	79.7	(53.4)
Cash, Beginning of Year, Including Cash Reported in Discontinued Operations	184.2	104.5	157.9

Cash, End of Year, Including Cash Reported in Discontinued Operations	$143.7	$184.2	$104.5
Cash, End of Year, Reported in Discontinued Operations	–	–	(1.4)

Cash, End of Year	$143.7	$184.2	$103.1

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Unitrin, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS	FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
	NUMBER OF SHARES	COMMON STOCK	PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDERS’ EQUITY
BALANCE, DECEMBER 31, 2006	67.0	$6.7	$759.1	$1,236.8	$287.0	$2,289.6
Net Income	–	–	–	205.4	–	205.4
Other Comprehensive Income (note 16)	–	–	–	–	40.1	40.1

Total Comprehensive Income						245.5

Cash Dividends to Shareholders ($1.82 per share)	–	–	–	(119.9)	–	(119.9)
Repurchases of Common Stock	(3.0)	(0.3)	(35.6)	(103.6)	–	(139.5)
Stock-based Compensation Cost (note 13)	–	–	15.7	–	–	15.7
Share-based Awards,
Net of Shares Exchanged (note 13)	0.3	–	42.5	(39.3)	–	3.2
Equity in Cumulative Effect of Investee’s Change in Accounting for Measuring and Reporting Postretirement Benefits (note 5)	–	–	–	–	(2.3)	(2.3)
Equity in Cumulative Effect of Investee’s Change in Accounting for Uncertain Tax Positions (note 5)	–	–	–	(0.9)	–	(0.9)
Other	–	–	(0.4)	–	–	(0.4)

BALANCE, DECEMBER 31, 2007	64.3	$6.4	$781.3	$1,178.5	$324.8	$2,291.0
Net Loss	–	–	–	(29.6)	–	(29.6)
Other Comprehensive Loss (note 16)	–	–	–	–	(432.9)	(432.9)

Total Comprehensive Loss						(462.5)

Cash Dividends to Shareholders ($1.88 per share)	–	–	–	(118.4)	–	(118.4)
Repurchases of Common Stock	(2.0)	(0.2)	(24.9)	(43.9)	–	(69.0)
Stock-based Compensation Cost (note 13)	–	–	7.4	–	–	7.4
Share-based Awards,
Net of Shares Exchanged (note 13)	–	–	1.0	(0.8)	–	0.2
Other	–	–	(0.1)	–	–	(0.1)

BALANCE, DECEMBER 31, 2008	62.3	$6.2	$764.7	$985.8	$(108.1)	$1,648.6
Net Income	–	–	–	164.7	–	164.7
Other Comprehensive Income (note 16)	–	–	–	–	169.8	169.8

Total Comprehensive Income						334.5

Cumulative Effect of Change in Accounting for Impairment Losses Recognized in Earnings (note 2)	–	–	–	2.9	(2.9)	–
Cash Dividends to Shareholders ($1.07 per share)	–	–	–	(66.6)	–	(66.6)
Stock-based Compensation Cost (note 13)	–	–	3.1	–	–	3.1
Share-based Awards,
Net of Shares Exchanged (note 13)	0.1	–	(1.9)	(0.1)	–	(2.0)

BALANCE, DECEMBER 31, 2009	62.4	$6.2	$765.9	$1,086.7	$58.8	$1,917.6

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ESTIMATES

The Consolidated Financial Statements included herein have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Unitrin, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

The fair values of the Company’s Investments in Fixed Maturities, Investments in Equity Securities and Senior Notes Payable are estimated using a hierarchal framework which prioritizes and ranks market price observability. The fair values of the Company’s Investment in Intermec are based on quoted market prices. The fair values of Automobile Loan Receivables are estimated by discounting the estimated future cash flows using the rates at which loans would be made to borrowers with similar credit ratings and the same remaining maturities. The fair values of Certificates of Deposits have been estimated by discounting the future cash flows using the rates offered for deposits with similar remaining maturities. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value for Cash, Short-term Investments and certain other assets and other liabilities because of their short-term nature.

The actual value at which financial instruments could actually be sold or settled with a willing buyer or seller may differ from estimated fair values depending on a number of factors including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.

The Reserve for Loan Losses is estimated using the Company’s estimate of ultimate charge-offs and recoveries of loans based on past experience adjusted for current economic conditions and regulatory requirements. Such charge-offs and recoveries emerge over several years. Accordingly, the Company’s actual ultimate net charge-off could materially differ from the Company’s estimate due to a variety of factors including, but not limited to, trends and future conditions in the macroeconomic, socioeconomic and regulatory environment, the timing of charge-offs and recoveries, the value of collateral and changes in the overall credit quality of the loan portfolio.

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

The process of determining whether an asset is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. As a result, the Company’s assessment of the impairment of long-lived assets or the recoverability of assets such as Goodwill and Deferred Policy Acquisition Costs is susceptible to the risk inherent in making such projections.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES

Investments

Investments in Fixed Maturities include bonds, notes and redeemable preferred stocks. Investments in Fixed Maturities are classified as available for sale and reported at fair value. Net Investment Income, including amortization of purchased premiums and accretion of market discounts, on Investments in Fixed Maturities is recognized as interest earned using the effective yield method.

Investments in Equity Securities include common and non-redeemable preferred stocks and other equity interests. Other equity interests primarily consist of partnership interests in limited liability partnerships which the Company’s interest is deemed minor. Investments in Equity Securities are classified as available for sale and reported at fair value.

Unrealized appreciation or depreciation, net of applicable deferred income taxes, on fixed maturities and equity securities is reported in Accumulated Other Comprehensive Income (Loss) included in Shareholders’ Equity.

Short-term Investments include fixed maturities that mature within one year from the date of purchase, money market mutual funds, Federal funds sold and repurchase agreements. Short-term Investments are reported at cost, which approximates fair value.

Other Investments primarily include loans to policyholders, real estate and Equity Method Limited Liability Investments. Loans to policyholders are carried at unpaid principal balance. Real estate is carried at cost, net of accumulated depreciation. Equity Method Limited Liability Investments, investments in limited liability investment companies and limited partnerships in which the Company’s interest is not deemed minor, are accounted for under the equity method of accounting.

Investment in Investee (Intermec) is accounted for under the equity method of accounting. The Company’s voting percentage and share of earnings or losses of an investee is determined using the most recent and sufficiently timely publicly available audited financial statements and subsequent unaudited interim reports, which results in accounting on a three-month-delay basis.

Gains and losses on sales of investments are computed on the specific identification method and are reported in the Consolidated Statements of Operations in the period in which the sales occur. The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Losses are computed on the specific identification method and reported in the Consolidated Statements of Operations in the period that the decline is determined to be other than temporary.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

Fair Value Measurements

The Company uses a hierarchal framework which prioritizes and ranks the market price observability used in fair value measurements. Market price observability is affected by a number of factors, including the type of asset or liability and the characteristics specific to the asset or liability being measured. Assets and liabilities with readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. The Company classifies the inputs used to measure fair value into one of three levels as follows:

•	Level 1 — Quoted prices in an active market for identical assets or liabilities;

•

Level 2 — Observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

•	Level 3 — Assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the Company classifies the fair value measurement using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. In accordance with GAAP, the Company is not permitted to adjust quoted market prices in an active market, even if the Company owns a large investment, the sale of which could reasonably impact the quoted price.

Automobile Loan Receivables

Automobile Loan Receivables consists primarily of sub-prime loans to residents of California and other western and midwestern states. Automobile Loan Receivables is stated net of unearned discount, deferred loan fees and costs and reserve for loan losses. Unearned discount arises when the loan amount includes unearned pre-computed interest. The Reserve for Loan Losses is maintained at a level, which considers such factors as actual loss experience, economic conditions, and regulatory requirements and provides for estimated losses on loans, net of estimated recoveries, inherent in the portfolio. Additions to the Reserve for Loan Losses are charged to expense. Actual loan losses are deducted from the Reserve for Loan Losses when loans are charged off. Loans generally are charged off against the Reserve for Loan Losses at the end of the month that the loan becomes delinquent more than 120 days or when the collateral is repossessed. Recoveries of loans previously charged off are added to the Reserve for Loan Losses when received.

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

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

The Company accounts for the present value of the future profits embedded in life insurance in force acquired (“Life VIF”) based on actuarial estimates of the present value of estimated net cash flows. Life VIF is included in Deferred Policy Acquisition Costs in the Company’s Consolidated Balance Sheets. Life VIF is amortized using the effective interest method using interest rates consistent with the rates in the underlying insurance contracts. The Company estimates that it will record Life VIF amortization, net of interest, of $2.4 million, $2.2 million, $2.0 million, $1.8 million and $1.6 million in each of the next five years.

The Company accounts for the present value of the future profits embedded in Property and Casualty insurance in force acquired (“P&C VIF”) based on the present value of estimated future profits from the block of business acquired. P&C VIF is included in Deferred Policy Acquisition Costs in the Consolidated Balance Sheets. P&C VIF is amortized using the effective interest method.

Goodwill

The cost of an acquired entity over the fair value of net assets acquired is reported as Goodwill. Goodwill is not amortized, but rather is tested annually for recoverability or when certain triggering events require testing.

Insurance Reserves

Reserves for losses and LAE on property and casualty coverage represent the estimated claim cost and loss adjustment expense necessary to cover the ultimate net cost of investigating and settling all losses incurred and unpaid. Such estimates are based on individual case estimates for reported claims and estimates for incurred but not reported losses. These estimates are adjusted in the aggregate for ultimate loss expectations based on historical experience patterns and current economic trends, with any change in the estimated ultimate liabilities being reported in the Consolidated Statements of Operations in the period of change. Such changes in estimates may be material.

For traditional life insurance products, the reserves for future policy benefits are estimated on the net level premium method based on rates for expected mortality, lapse rates and interest rates, including provisions for adverse mortality. These assumptions vary by such characteristics as plan, age at issue and policy duration. Mortality assumptions are based on the Company’s historical experience and industry standards. Interest rate assumptions principally range from 3% to 7%. Lapse rate assumptions are based on actual and industry experience. Benefit reserves for universal life-type products represent policy account balances before applicable surrender charges and are not material.

Other Receivables, Other Assets and Accrued Expenses and Other Liabilities

Other Receivables primarily include amounts due from policyholders, reinsurance recoverables and accrued investment income. Other Assets primarily include property and equipment, prepaid expenses and the value of insurance licenses acquired. Accrued Expenses and Other Liabilities primarily include outstanding checks, accrued salaries and commissions, pension benefits, postretirement medical benefits and accrued taxes, licenses and fees.

Recognition of Earned Premiums and Related Expenses

Property and casualty insurance and health insurance premiums are deferred when written and recognized and earned ratably over the periods to which the premiums relate. Unearned Premiums represent the portion of the premiums written which has been deferred related to the unexpired portion of policies in force and is reported as a liability.

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

Reinsurance

In the normal course of business, Unitrin’s insurance subsidiaries reinsure certain risks above certain retention levels with other insurance enterprises. These reinsurance agreements do not relieve Unitrin’s insurance subsidiaries of their legal obligations to the policyholder. Amounts recoverable from reinsurers for benefits and losses are included in Other Receivables.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is maintained for the portion of deferred tax assets that the Company does not expect to recover. Increases in the valuation allowance for deferred tax assets are recognized as income tax expense. Decreases in the valuation allowance for deferred tax assets are recognized as income tax benefit. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the change is enacted.

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

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

Adoption of New Accounting Standards

On July 1, 2009, FASB Accounting Standards Codification™ (“ASC”) became the sole source of authoritative GAAP literature recognized by the Financial Accounting Standards Board for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Except for applicable SEC rules and regulations and a limited number of grandfathered standards, all other sources of GAAP for nongovernmental entities were superseded by the issuance of ASC. ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the financial results of the Company.

Prior to the adoption of ASC, the Company adopted various standards which have been codified into ASC. A discussion of these standards, along with a reference to the ASC topics into which they have been codified and the effect of adoption on the Company follows.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (codified into ASC Topic 320, Investments—Debt and Equity Securities). The standard amends the OTTI guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. The standard does not amend existing recognition and measurement guidance related to OTTI of equity securities. On April 1, 2009, the Company adopted the standard and applied it prospectively. Accordingly, the Company recognized the cumulative effect of adoption as an increase of $2.9 million, net of tax of $1.6 million, to the Company’s Retained Earnings with an offsetting amount to the Company’s Accumulated Other Comprehensive Loss at the date of adoption. The effect of adoption had no impact on Total Shareholders’ Equity.

The following individual line items in the Consolidated Balance Sheet at December 31, 2009 were affected by the change in accounting principle:

DOLLARS IN MILLIONS	As Computed without Change in Accounting Principle	As Reported with Change in Accounting Principle	Effect of Change
Impact on Shareholders’ Equity at December 31, 2009:
Retained Earnings	$1,085.4	$1,086.7	$1.3
Accumulated Other Comprehensive Income	60.1	58.8	(1.3)

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

The following individual line items in the Consolidated Statement of Operations for the year ended December 31, 2009 were affected by the change in accounting principle:

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Year Ended December 31, 2009
	As Computed without Change in Accounting Principle	As Reported with Change in Accounting Principle	Effect of Change
Revenues:
Earned Premiums	$2,455.5	$2,455.5	$–
Automobile Finance Revenues	178.5	178.5	–
Net Investment Income	322.3	322.7	0.4
Other Income	2.5	2.5	–
Net Realized Gains on the Sales of Investments	27.7	24.6	(3.1)
Net Impairment Losses Recognized in Earnings	(50.6)	(50.4)	0.2

Total Revenues	2,935.9	2,933.4	(2.5)

Total Expenses	2,703.8	2,703.8	–

Income from Continuing Operations Before Income Taxes and Equity in Net Income (Loss) of Investee	232.1	229.6	(2.5)
Income Tax Benefit (Expense)	(67.3)	(66.4)	0.9

Income from Continuing Operations Before Equity in Net Loss of Investee	164.8	163.2	(1.6)
Equity in Net Loss of Investee	(1.0)	(1.0)	–

Income from Continuing Operations	163.8	162.2	(1.6)

Income from Discontinued Operations	2.5	2.5	–

Net Income	$166.3	$164.7	$(1.6)

Income from Continuing Operations Per Unrestricted Share
Basic	$2.63	$2.60	$(0.03)

Diluted	$2.63	$2.60	$(0.03)

Net Income Per Unrestricted Share
Basic	$2.67	$2.64	$(0.03)

Diluted	$2.67	$2.64	$(0.03)

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

The following individual line items in the Consolidated Statements of Cash Flows for the year ended December 31, 2009 were affected by the change in accounting principle:

DOLLARS IN MILLIONS	Year Ended December 31, 2009
	As Computed without Change in Accounting Principle	As Reported with Change in Accounting Principle	Effect of Change
Impact on Operating Activities for the year ended December 31, 2009:
Net Income (Loss)	$166.3	$164.7	$(1.6)
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Amortization of Investment Securities and Depreciation of Investment Real Estate	16.1	15.7	(0.4)
Decrease in Liabilities for Income Taxes	(4.2)	(5.1)	(0.9)
Net Realized Gains on Sales of Investments	(27.7)	(24.6)	3.1
Net Impairment Losses Recognized in Earnings	50.6	50.4	(0.2)

The following individual line items in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the year ended December 31, 2009 were affected by the change in accounting principle:

DOLLARS IN MILLIONS	As Computed without Change in Accounting Principle	As Reported with Change in Accounting Principle	Effect of Change
Balance, December 31, 2008	$1,648.6	$1,648.6	$–
Comprehensive Income:
Net Income	166.3	164.7	(1.6)
Other Comprehensive Income	168.2	169.8	1.6

Total Comprehensive Income	334.5	334. 5	–

Cash Dividends to Shareholders	(66.6)	(66.6)	–
Stock Based Compensation Cost	3.1	3.1	–
Share-based Awards, Net of Shares Exchanged	(2.0)	(2.0)	–

Balance, December 31, 2009	$1,917.6	$1,917.6	$–

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (codified into ASC Topic 805, Business Combinations). The standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. On January 1, 2009, the Company adopted the standard. Accordingly, the standard was applied by the Company to the acquisition of Direct Response (see Note 3, “Acquisitions of Businesses,” to the Consolidated Financial Statements). In April 2009, the FASB issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (codified into ASC Topic 805, Business Combinations).

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

The standard amends guidance with respect to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company applied the standard to the acquisition of Direct Response (see Note 3, “Acquisitions of Businesses,” to the Consolidated Financial Statements).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (codified into ASC Topic 810, Consolidation). SFAS No. 160 establishes accounting and reporting standards that change the presentation and reporting for ownership interests in subsidiaries. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not have a noncontrolling interest in one or more subsidiaries. Accordingly, the adoption of the standard did not have an impact on the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (codified into ASC Topic 815, Derivatives and Hedging). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this new standard did not have an impact on the Company.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (codified into ASC Topic 350, Intangibles—Goodwill and Other). The standard amends the accounting guidance to permit an entity to use its own assumptions when developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The standard removes the requirement for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. The standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, the Company initially applied the standard to intangible assets acquired on or after January 1, 2009.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (codified into ASC Topic 944, Financial Services – Insurance). The standard applies to financial guarantee insurance contracts (“GIC’s”), including the recognition and measurement of premium revenue and claim liabilities and requires expanded disclosures about GIC’s. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years. The Company adopted the standard on January 1, 2009. The Company does not issue GIC’s and therefore the initial application of the standard had no impact on the Company.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (codified into ASC Topic 260, Earnings per Share). The standard clarified that all outstanding share-based payment awards that contain a right to receive nonforfeitable dividends participate in the undistributed earnings with common shareholders, and therefore, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. No. 128, Earnings per Share (codified into ASC Topic 260, Earnings per Share). The Company adopted the standard on January 1, 2009 and applied its provision retrospectively. The adoption of the new standard did not have a material impact on the financial statements of the Company.

On December 30, 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (codified in ASC 715-20, Compensation – Retirement Benefits), which requires more detailed

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and fair value measurements for recording plan assets. The Company adopted the disclosure standards beginning with these financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (codified into ASC Topic 855, Subsequent Events), which provides guidance on management’s accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The standard is effective for interim or annual financial periods ending after June 15, 2009. The initial application of the standard had no impact on the financial results of the Company. The Company evaluates subsequent events through the date and time of the filing of the applicable periodic report with the SEC.

In September 2009, the FASB issued ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), to provide guidance on measuring the fair value of investments in entities that calculate net asset value. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures. The amendment permits, as a practical expedient, a reporting entity to measure the fair value of an investment, which is within the scope of the standard, on the basis of net asset value per share of the investment (or its equivalent). The amendment also requires disclosures by major category of investment about the attributes of investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. The guidance in the standard is effective for interim and annual periods ending after December 15, 2009. The Company adopted the new standard beginning with these financial statements. The impact of adoption was not material.

Accounting Standards Not Yet Adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, a grandfathered standard under ASC. The standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The standard must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The Company does not anticipate that the adoption of the standard will have a material impact on the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), a grandfathered standard under ASC, to amend the consolidation guidance that applies to variable interest entities. The standard is effective for the Company beginning in 2010. The Company does not anticipate that the adoption of the standard will have a material impact on the Company.

On January 21, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. The standard does not change how fair values are measured. Accordingly, the standard will not have an impact on the Company.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

The FASB issues ASUs to amend the authoritative literature in ASC. There have been 23 ASUs to date that amend the original text of ASC. Except for ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), the ASUs issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

NOTE 3. ACQUISITIONS OF BUSINESSES

On February 13, 2009, Unitrin’s subsidiary, Trinity completed its acquisition of Direct Response in a cash transaction for a total purchase price of $201.6 million. The results of Direct Response are included in the Consolidated Financial Statements from the date of acquisition and are reported in the Company’s Unitrin Direct segment. The final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed is presented below:

DOLLARS IN MILLIONS
Investments	$211.3
Cash	11.6
Other Receivables	40.4
Value of Insurance In force (Reported in Deferred Policy Acquisition Costs)	26.2
Value of Licenses Acquired (Reported in Other Assets)	20.1
Goodwill	1.5
Current and Deferred Income Taxes	53.6
Other Assets	2.5
Property and Casualty Insurance Reserves	(109.6)
Unearned Premiums	(48.8)
Accrued Expenses and Other Liabilities	(7.2)

Total Purchase Price	$201.6

On April 1, 2008, Unitrin completed its acquisition of Primesco, including its wholly owned subsidiaries, Mutual Savings Life and Mutual Savings Fire in a cash merger transaction for a total purchase price of $95.5 million, including transaction costs of $0.2 million. The results of the acquired companies are included in the Consolidated Financial Statements from the date of acquisition and are reported in the Company’s Life and Health Insurance segment. At December 31, 2008, the Company had not yet completed the process of estimating the fair value of insurance in force acquired and Insurance Reserves. The Company completed this process and finalized the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in the first quarter of 2009. Goodwill decreased by $2.8 million due to the finalization of the allocation of the purchase price. The final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed is presented below:

DOLLARS IN MILLIONS
Investments	$399.1
Other Receivables	12.2
Value of Insurance In Force (Reported in Deferred Policy Acquisition Costs)	53.6
Goodwill	26.3
Current and Deferred Income Taxes	6.9
Other Assets	3.7
Insurance Reserves	(397.5)
Unearned Premiums	(0.2)
Accrued Expenses and Other Liabilities	(8.6)

Total Purchase Price	$95.5

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 3. ACQUISITIONS OF BUSINESSES (Continued)

On June 29, 2007, Trinity acquired Merastar in a cash transaction for a total purchase price of $47.9 million, including transaction costs of $0.7 million. The results of Merastar are included in the Consolidated Financial Statements from the date of acquisition and are reported in the Company’s Unitrin Direct segment. Merastar provides automobile and homeowners insurance and is licensed in 48 states. The fair value of the net assets acquired exceeded the purchase price. Accordingly, such excess has been allocated to reduce the fair value of non-financial assets acquired. Based on the Company’s final allocation of the purchase price to the assets acquired and liabilities assumed is presented below:

DOLLARS IN MILLIONS
Investments	$58.7
Cash	1.0
Other Receivables	11.5
Value of Insurance In Force (Reported in Deferred Policy Acquisition Costs)	13.0
Value of Licenses Acquired (Reported in Other Assets)	5.8
Other Assets	0.6
Insurance Reserves	(25.0)
Unearned Premiums	(12.5)
Liabilities for Income Taxes	(0.1)
Accrued Expenses and Other Liabilities	(5.1)

Total Purchase Price	$47.9

NOTE 4. DISCONTINUED OPERATIONS

On June 3, 2008, the Company completed its previously disclosed sale of its Unitrin Business Insurance operations to AmTrust Financial Services, Inc. (“AmTrust”) for total consideration of $101.8 million. Total consideration consisted of cash, other receivables of $10.9 million, with an outstanding balance of $0.7 million at December 31, 2008, and a note receivable from AmTrust valued at $25.1 million. The note receivable is payable in four equal annual installments of $7.5 million, beginning June 1, 2009, and is non-interest bearing. Net proceeds were $94.5 million, including $7.3 million of early contract termination fees and other transaction related costs. AmTrust acquired the renewal rights to the Unitrin Business Insurance book of business, certain legal entities, selected other assets, and the workforce that the Company employed to underwrite and process its products. The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to June 1, 2008, the effective date of the sale. Property and Casualty Insurance Reserves reported in the Company’s Consolidated Balance Sheets include $203.5 million and $261.1 million at December 31, 2009 and 2008, respectively, for the retained liabilities. In accordance with GAAP, changes in the Company’s estimate of such retained liabilities after the sale are reported as a separate component of the results of discontinued operations.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 4. DISCONTINUED OPERATIONS (Continued)

Summary financial information included in Income from Discontinued Operations for the years ended December 31, 2009, 2008 and 2007 are presented below:

DOLLARS IN MILLIONS	2009	2008	2007
Earned Premiums	$–	$70.8	$171.5
Net Investment Income	–	6.7	23.0

Total Revenues Included in Discontinued Operations	$–	$77.5	$194.5

Income from Discontinued Operations before Income Taxes:
Results of Operations	$–	$(19.9)	$34.8
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	4.0	30.0	–
Gain on Disposition	–	8.1	–

Income from Discontinued Operations before Income Taxes	4.0	18.2	34.8
Income Tax Expense	(1.5)	(9.8)	(7.5)

Income from Discontinued Operations	$2.5	$8.4	$27.3

Income from Discontinued Operations Per Unrestricted Share:
Basic	$0.04	$0.13	$0.42

Diluted	$0.04	$0.13	$0.41

The effective income tax rate for discontinued operations differs from the federal statutory income tax rate due primarily to goodwill that is not deductible for tax purposes in 2008, and tax-exempt investment income and dividends received deductions in 2008 and 2007. Tax-exempt investment income and dividends received deductions were $5.4 million and $13.6 million for the years ended December 31, 2008 and 2007, respectively.

NOTE 5. INVESTMENTS

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2009 were:

DOLLARS IN MILLIONS	AMORTIZED COST	GROSS UNREALIZED		FAIR VALUE
		GAINS	LOSSES
U.S. Government and Government Agencies and Authorities	$698.3	$26.3	$(3.7)	$720.9
States, Municipalities and Political Subdivisions	1,684.0	72.6	(11.3)	1,745.3
Corporate Securities:
Bonds and Notes	1,865.9	103.7	(38.0)	1,931.6
Redeemable Preferred Stocks	151.5	2.3	(3.4)	150.4
Mortgage and Asset Backed	13.5	0.5	(0.8)	13.2

Investments in Fixed Maturities	$4,413.2	$205.4	$(57.2)	$4,561.4

Included in the fair value of Mortgage and Asset Backed investments at December 31, 2009 are $1.6 million of non-governmental residential mortgage-backed securities, $3.4 million of commercial mortgage-backed securities, $5.9 million of collateralized debt obligations and $2.3 million of other asset-backed securities.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 5. INVESTMENTS (Continued)

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2008 were:

DOLLARS IN MILLIONS	AMORTIZED COST	GROSS UNREALIZED		FAIR VALUE
		GAINS	LOSSES
U.S. Government and Government Agencies and Authorities	$934.6	$44.9	$(0.4)	$979.1
States, Municipalities and Political Subdivisions	1,295.6	34.2	(21.3)	1,308.5
Corporate Securities:
Bonds and Notes	1,750.2	46.9	(128.2)	1,668.9
Redeemable Preferred Stocks	179.2	0.3	(13.7)	165.8
Mortgage and Asset Backed	14.8	0.1	(1.3)	13.6

Investments in Fixed Maturities	$4,174.4	$126.4	$(164.9)	$4,135.9

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2009 by contractual maturity were:

DOLLARS IN MILLIONS	AMORTIZED COST	FAIR VALUE
Due in One Year or Less	$78.6	$80.2
Due after One Year to Five Years	612.3	629.4
Due after Five Years to Fifteen Years	1,886.5	1,968.8
Due after Fifteen Years	1,517.2	1,551.4
Asset-backed Securities Not Due at a Single Maturity Date	318.6	331.6

Investments in Fixed Maturities	$4,413.2	$4,561.4

The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at December 31, 2009 consisted of securities issued by Ginnie Mae with a fair value of $270.3 million, securities issued by Fannie Mae with a fair value of $46.0 million, securities issued by Freddie Mac with a fair value of $2.1 million and securities of other issuers with a fair value of $13.2 million.

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2009 were:

DOLLARS IN MILLIONS	COST	GROSS UNREALIZED		FAIR VALUE
		GAINS	LOSSES
Preferred Stocks	$115.9	$3.1	$(3.9)	$115.1
Common Stocks	29.7	12.4	(0.9)	41.2
Other Equity Interests	38.8	4.7	(4.4)	39.1

Total Investments in Equity Securities	$184.4	$20.2	$(9.2)	$195.4

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 5. INVESTMENTS (Continued)

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2008 were:

DOLLARS IN MILLIONS	COST	GROSS UNREALIZED		FAIR VALUE
		GAINS	LOSSES
Preferred Stocks	$150.1	$2.1	$(32.3)	$119.9
Common Stocks	54.4	4.3	(0.9)	57.8
Other Equity Interests	50.9	0.4	(7.2)	44.1

Total Investments in Equity Securities	$255.4	$6.8	$(40.4)	$221.8

An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2009 is presented below:

DOLLARS IN MILLIONS	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$88.8	$(0.9)	$55.3	$(2.8)	$144.1	$(3.7)
States, Municipalities and Political Subdivisions	255.3	(8.1)	30.7	(3.2)	286.0	(11.3)
Corporate Securities:
Bonds and Notes	198.8	(8.9)	256.3	(29.1)	455.1	(38.0)
Redeemable Preferred Stocks	11.6	(0.4)	77.7	(3.0)	89.3	(3.4)
Mortgage and Asset Backed	0.5	(0.1)	6.3	(0.7)	6.8	(0.8)

Total Fixed Maturities	555.0	(18.4)	426.3	(38.8)	981.3	(57.2)

Equity Securities:
Preferred Stocks	1.8	(0.1)	64.6	(3.8)	66.4	(3.9)
Common Stocks	2.2	(0.3)	2.5	(0.6)	4.7	(0.9)
Other Equity Interests	6.9	(0.3)	6.7	(4.1)	13.6	(4.4)

Total Equity Securities	10.9	(0.7)	73.8	(8.5)	84.7	(9.2)

Total	$565.9	$(19.1)	$500.1	$(47.3)	$1,066.0	$(66.4)

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 5. INVESTMENTS (Continued)

An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2008 is presented below:

DOLLARS IN MILLIONS	LESS THAN 12 MONTHS		12 MONTHS OR LONGER		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$57.2	$(0.4)	$4.0	$–	$61.2	$(0.4)
States, Municipalities and Political Subdivisions	314.9	(10.1)	102.5	(11.2)	417.4	(21.3)
Corporate Securities:
Bonds and Notes	762.0	(104.8)	138.4	(23.4)	900.4	(128.2)
Redeemable Preferred Stocks	132.4	(13.7)	–	–	132.4	(13.7)
Mortgage and Asset Backed	4.5	(0.6)	7.3	(0.7)	11.8	(1.3)

Total Fixed Maturities	1,271.0	(129.6)	252.2	(35.3)	1,523.2	(164.9)

Equity Securities:
Preferred Stocks	87.3	(30.8)	5.5	(1.5)	92.8	(32.3)
Common Stocks	4.1	(0.9)	–	–	4.1	(0.9)
Other Equity Interests	14.7	(3.8)	3.9	(3.4)	18.6	(7.2)

Total Equity Securities	106.1	(35.5)	9.4	(4.9)	115.5	(40.4)

Total	$1,377.1	$(165.1)	$261.6	$(40.2)	$1,638.7	$(205.3)

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. The portion of the declines in the fair values of investments that are determined to be other-than-temporary are reported as losses in the Consolidated Statement of Operations in the period when such determination is made. Based on the Company’s evaluations at December 31, 2009 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities shown in the second preceding table, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments at December 31, 2009, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the second preceding table were temporary at the evaluation date. Based on the Company’s evaluations at December 31, 2008 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities shown in the second preceding table, and the Company’s ability and intent to hold to recovery at December 31, 2008, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.

Unrealized losses on fixed maturities, which the Company has determined to be temporary at December 31, 2009, were $57.2 million, of which $38.8 million is related to fixed maturities that were in an unrealized loss position for more than 12 months. Included in Second Preceding table under the heading “12 Months or Longer” are unrealized losses of $0.6 million related to securities for which the Company has recognized credit losses in earnings. Investment-grade fixed maturity investments comprised $42.3 million and below-investment-grade fixed maturity investments comprised $14.9 million of the unrealized losses at December 31, 2009. For below-investment-grade fixed maturity investments, the unrealized loss amount, on average, was less than 10% of the amortized cost basis of the investment. At December 31, 2009, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be maturity. The Company concluded that the impairments were temporary at December 31, 2009.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 5. INVESTMENTS (Continued)

Unrealized losses on fixed maturities, which the Company determined to be temporary at December 31, 2008, were $164.9 million, of which $35.3 million is related to fixed maturities that were in an unrealized loss position for 12 months or longer. These fixed maturities were concentrated in states, municipalities and political subdivisions and investment-grade corporate bonds and notes at December 31, 2008, which the Company expected to fully recover.

For equity securities, the Company considers various factors when considering if a decline in the fair value is other-than or temporary including, but not limited to:

•	The financial condition and prospects of the issuer;

•	The length of time and magnitude of the unrealized loss;

•	The volatility of the investment;

•	Analyst recommendations and near term price targets;

•	Opinions of the Company’s external investment managers;

•	Market liquidity;

•	Debt-like characteristics of perpetual preferred stocks and issuer ratings; and

•	The Company’s intentions to sell or ability to hold the investments until recovery.

The vast majority of the Company’s equity securities at December 31, 2009 and December 31, 2008 are perpetual preferred stocks of financial institutions or investments in limited liability partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company considers the debt-like characteristics of perpetual preferred stocks along with issuer ratings when evaluating impairment. All such preferred stocks paid dividends at the stated dividend rate during the twelve month period preceding the evaluation date. The Company concluded that the declines in the fair values of the perpetual preferred stocks of these financial institutions were temporary in nature, largely driven by current market conditions, and since the Company intends to hold the securities until recovery, these investments are not considered to be other-than-temporarily impaired at December 31, 2009 and 2008. By the nature of their underlying investments, the Company believes that its investments in the limited liability partnerships exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for impairment. Based on evaluations at December 31, 2009 and December 31, 2008 of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities were temporary at the respective evaluation dates.

The carrying value, fair value and approximate voting percentage for the Company’s investment in the common stock of Intermec, which is accounted for under the equity method of accounting and reported as Investment in Investee in the Company’s Consolidated Balance Sheets, at December 31, 2009 and 2008 were:

DOLLARS IN MILLIONS	2009	2008
Carrying Value	$98.4	$102.2
Fair Value	$162.8	$168.1
Approximate Voting Percentage	20.3%	20.5%

Equity in Net Income (Loss) of Investee was a loss of $1.0 million, income of $5.8 million and income of $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. In 2007, the Company’s Shareholders’ Equity decreased by $2.3 million, which was net of a tax benefit of $1.3 million, for the Company’s pro rata share of the impact of Intermec’s change in accounting for measuring and reporting postretirement benefits plans. The Company also recognized a decrease of $0.9 million, which was net of a tax benefit of $0.5 million, to the Company’s Shareholders’ Equity for the Company’s pro rata share of the impact of Intermec’s change in accounting for uncertain tax positions.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 5. INVESTMENTS (Continued)

The carrying values of the Company’s Other Investments at December 31, 2009 and 2008 were:

DOLLARS IN MILLIONS	2009	2008
Loans to Policyholders at Unpaid Principal	$223.6	$209.9
Real Estate at Depreciated Cost	257.1	257.7
Equity Method Limited Liability Investments	285.5	242.3
Other	5.4	5.0

Total	$771.6	$714.9

NOTE 6. AUTOMOBILE LOAN RECEIVABLES

Automobile Loan Receivables consists primarily of sub-prime loans, which are secured by automobiles, to residents of California and other western and midwestern states. Automobile Loan Receivables is stated net of unearned discount, loan fees and reserve for loan losses.

The components of Automobile Loan Receivables at December 31, 2009 and 2008 were:

DOLLARS IN MILLIONS	2009	2008
Sales Contracts and Loans Receivables	$749.5	$1,213.1
Unearned Discounts and Deferred Fees	(5.4)	(14.4)

Net Automobile Loan Receivables Outstanding	744.1	1,198.7
Reserve for Loan Losses	(83.3)	(120.1)

Automobile Loan Receivables	$660.8	$1,078.6

An aging of Net Automobile Loan Receivables Outstanding at December 31, 2009 and 2008 is presented below:

DOLLARS IN MILLIONS	AMOUNT	AS A PERCENTAGE OF NET AUTOMOBILE LOAN RECEIVABLES OUTSTANDING	AMOUNT	AS A PERCENTAGE OF NET AUTOMOBILE LOAN RECEIVABLES OUTSTANDING
	DEC. 31, 2009		DEC. 31, 2008
Current Loan Balances	$444.4	59.7%	$738.3	61.6%
Delinquent Loan Balances:
Less than 30 Days Delinquent	223.6	30.0	312.6	26.1
30 Days to 59 Days Delinquent	57.9	7.8	103.0	8.6
60 Days to 89 Days Delinquent	14.1	1.9	32.8	2.7
Delinquent 90 Days and Greater	4.1	0.6	12.0	1.0

Net Automobile Loan Receivables Outstanding	744.1	100.0%	1,198.7	100.0%

Reserve for Loan Losses	(83.3)		(120.1)

Automobile Loan Receivables	$660.8		$1,078.6

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 6. AUTOMOBILE LOAN RECEIVABLES (Continued)

Activity in the Reserve for Loan Losses for the years ended December 31, 2009, 2008 and 2007 was:

DOLLARS IN MILLIONS	2009	2008	2007
Reserve for Loan Losses—Beginning of Year	$120.1	$148.4	$68.8
Provision for Loan Losses	60.2	110.0	166.8
Net Charge-off:
Automobile Loan Receivables Charged Off	(134.5)	(182.9)	(139.4)
Automobile Loan Receivables Recovered	37.5	44.6	52.2

Net Charge-off	(97.0)	(138.3)	(87.2)

Reserve for Loan Losses—End of Year	$83.3	$120.1	$148.4

NOTE 7. GOODWILL

Goodwill activity by business segment for the year ended December 31, 2009 is presented below.

DOLLARS IN MILLIONS	Kemper	Unitrin Specialty	Unitrin Direct	Life and Health Insurance	Fireside Bank	Total
Goodwill at December 31, 2008	$49.6	$42.8	$–	$242.2	$–	$334.6
Acquisitions and Finalization of Purchase Price Allocation	–	–	1.5	(2.8)	–	(1.3)
Write off of Goodwill	–	–	(1.5)	–	–	(1.5)

Goodwill at December 31, 2009	$49.6	$42.8	$–	$239.4	$–	$331.8

The Company tests goodwill for recoverability on an annual basis in the first quarter and, if circumstances or events indicate that the fair value of a reporting unit may have declined below its carrying value, such tests are performed at intervening interim periods. The quoted value of Unitrin’s common stock was significantly below the book value per share of the Company at the end of each interim period during 2009. Accordingly, the Company tested the goodwill associated with each of its reporting units at March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 for recoverability at such dates. The Company used discounted projections of future cash flows to estimate the fair value of all reporting units tested for recoverability of goodwill. No goodwill was associated with Fireside Bank on such dates. Accordingly, no testing for recoverability of goodwill was performed for Fireside Bank. Excluding goodwill associated with the Company’s Direct Response reporting unit, the estimated fair value exceeded the carrying value of the reporting unit at the date tested, and the Company concluded that the associated goodwill was recoverable.

In the case of Direct Response, the Company tested the amount of goodwill associated with it, included in the Unitrin Direct segment, at June 30, 2009 and determined that the goodwill was not recoverable. Accordingly, the Company recognized a charge of $1.5 million before tax and $1.0 million after tax in the second quarter of 2009 to write off the entire carrying value of the goodwill related to the acquisition. See Note 3, “Acquisitions of Businesses,” to the Consolidated Financial Statements for additional information pertaining to the acquisition of Direct Response. After the write-off, no other goodwill was associated with the Unitrin Direct segment.

Goodwill for the Life and Health Insurance segment decreased in 2009 by $2.8 million due to the finalization of the allocation of the purchase price for the Primesco acquisition. See Note 3, “Acquisitions of Businesses,” to the Consolidated Financial Statements for additional information pertaining to the acquisition of Primesco.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 7. GOODWILL (Continued)

Goodwill for the Life and Health Insurance segment at December 31, 2009 includes goodwill of $14.8 million related to the Company’s Reserve National reporting unit. Reserve National focuses on providing limited health insurance coverages to persons who lack access to traditional private options. The U. S. House of Representatives and the U.S. Senate passed separate, but not identical, bills in late 2009 which would effect sweeping changes to the American health care system. In the event that some version of these bills is enacted into law, the legislation could have a material adverse effect on the financial condition and results of operations of Reserve National and could impact the recoverability of the related goodwill. The Company cannot presently predict the ultimate effect, if any, such legislation might have on Reserve National’s operations and the recoverability of its goodwill if such legislation were to become law. Reserve National reported earned premiums of $127.0 million and net income of $3.1 million for the year ended December 31, 2009.

Goodwill activity by business segment for the year ended December 31, 2008 is presented below.

DOLLARS IN MILLIONS	Kemper	Unitrin Specialty	Unitrin Direct	Life and Health Insurance	Fireside Bank	Total
Goodwill at December 31, 2007	$49.6	$42.8	$–	$213.1	$9.2	$314.7
Acquisitions	–	–	–	29.1	–	29.1
Write off of Goodwill	–	–	–	–	(9.2)	(9.2)

Goodwill at December 31, 2008	$49.6	$42.8	$–	$242.2	$–	$334.6

The quoted value of Unitrin’s common stock was below the book value per share of the Company at December 31, 2008. Accordingly, the Company tested goodwill associated with its reporting units for recoverability at December 31, 2008. No goodwill was associated with Unitrin Direct at December 31, 2008. Accordingly, no testing for recoverability of goodwill was performed for Unitrin Direct at December 31, 2008. Except for Fireside Bank, the Company used discounted projections of future cash flows to estimate the fair value of all reporting units tested for recoverability of goodwill. In November 2008, the Company disclosed that it was pursuing strategic alternatives for Fireside Bank. In connection with its assessments of such strategic alternatives, the estimated fair value for Fireside Bank was based on discussions with and inquiries from third parties as well as the Company’s own projections. For each reporting unit tested, except for Fireside Bank, the estimated fair value exceeded the carrying value of the reporting unit, and the Company concluded that the goodwill was recoverable. In the case of Fireside Bank, the carrying value exceeded the estimated fair value. Accordingly, the Company was required to compute the implied fair value of Fireside Bank’s goodwill and compare it with carried goodwill to determine if goodwill was impaired at December 31, 2008. The implied fair value of goodwill is computed by allocating the estimated fair value of reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination on the goodwill measurement date. Based on such allocation, the Company concluded that the Company’s carrying value of goodwill for Fireside Bank exceeded the implied fair value of goodwill and that goodwill associated with Fireside Bank was impaired. Accordingly, the Company wrote off the entire carrying value of goodwill for Fireside Bank.

Goodwill for the Life and Health Insurance segment increased in 2008 by $29.1 million due to the acquisition of Primesco. See Note 3, “Acquisitions of Businesses,” to the Consolidated Financial Statements for additional information pertaining to the acquisition of Primesco.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 8. PROPERTY AND CASUALTY INSURANCE RESERVES

Property and Casualty Insurance Reserve activity for the years ended December 31, 2009, 2008 and 2007 was:

DOLLARS IN MILLIONS	2009	2008	2007
Beginning Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$1,268.7	$1,322.9	$1,432.6
Less Reinsurance Recoverables at Beginning of Year	84.6	84.8	137.9

Property and Casualty Insurance Reserves,
Net of Reinsurance at Beginning of Year	1,184.1	1,238.1	1,294.7
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	94.7	0.3	24.7
Incurred Losses and LAE related to:
Current Year:
Continuing Operations	1,447.3	1,456.0	1,290.6
Discontinued Operations	–	62.0	117.3

Total Incurred Losses and LAE related to Current Year	1,447.3	1,518.0	1,407.9

Prior Years:
Continuing Operations	(77.9)	(49.6)	(55.4)
Discontinued Operations	(3.0)	(29.7)	(45.7)

Total Incurred Losses and LAE related to Prior Years	(80.9)	(79.3)	(101.1)

Total Incurred Losses and LAE	1,366.4	1,438.7	1,306.8

Paid Losses and LAE related to:
Current Year:
Continuing Operations	970.3	943.5	831.3
Discontinued Operations	–	31.2	42.2

Total Paid Losses and LAE related to Current Year	970.3	974.7	873.5

Prior Years:
Continuing Operations	490.9	439.0	433.6
Discontinued Operations	50.1	79.3	81.0

Total Paid Losses and LAE related to Prior Years	541.0	518.3	514.6

Total Paid Losses and LAE	1,511.3	1,493.0	1,388.1

Property and Casualty Insurance Reserves,
Net of Reinsurance and Indemnification at End of Year	1,133.9	1,184.1	1,238.1
Plus Reinsurance and Indemnification Recoverables at End of Year	77.4	84.6	84.8

Property and Casualty Insurance Reserves,
Gross of Reinsurance at End of Year	$1,211.3	$1,268.7	$1,322.9

Property and Casualty Insurance Reserves are estimated based on historical experience patterns and current economic trends. Actual loss experience and loss trends are likely to differ from these historical experience patterns and economic conditions. Loss experience and loss trends emerge over several years from the dates of loss inception. The Company monitors such emerging loss trends on a quarterly basis. Changes in such estimates are included in the Consolidated Statements of Operations in the period of change.

In 2009, the Company reduced its property and casualty insurance reserves by $80.9 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 8. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)

reserves developed favorably by $72.3 million and commercial lines insurance losses and LAE reserves developed favorably by $8.6 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2007, 2006 and 2005 accident years due to the improvements in the Company’s claims handling procedures and due to favorable development on catastrophes.

In 2008, the Company reduced its property and casualty insurance reserves by $79.3 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $45.8 million and commercial lines insurance losses and LAE reserves developed favorably by $33.5 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2006 and 2005 accident years due to the improvements in the Company’s claims handling procedures, partially offset by adverse development of $8.9 million related to certain re-opened claims from Hurricane Rita in the 2005 accident year. The commercial lines insurance losses and LAE reserves developed favorably primarily in the Company’s discontinued operations. During the fourth quarter of 2008, the Company’s actuaries conducted their regular reserve review of retained insurance reserves of discontinued operations for all traditional reserving groups. In addition, the Company’s actuaries updated certain commercial property and liability analyses using A.M. Best’s latest industry study to re-estimate asbestos and environmental liabilities and a more detailed review by peril of other general liabilities, including construction defect liabilities. These additional procedures, along with the actuaries’ regular quarterly reserve reviews during 2008, resulted in favorable reserve development of $29.7 million.

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

The Company cannot predict whether or not losses and LAE will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. The Company believes that any such development will not have a material effect on the Company’s consolidated financial position, but could have a material effect on the Company’s consolidated financial results for a given period.

Reinsurance and indemnification recoverables on property and casualty insurance reserves were $77.4 million and $84.6 million at December 31, 2009 and 2008, respectively. These reinsurance recoverables are concentrated with several reinsurers, the vast majority of which are highly rated by one or more of the principal investor and/or insurance company rating agencies. While most of the reinsurance recoverables were unsecured at December 31, 2009 and 2008, the agreements with the reinsurers generally provide for some form of collateralization upon the occurrence of certain events. The largest reinsurance recoverable on property and casualty insurance is from General Security National Insurance Company (“GSNIC”), a subsidiary of SCOR and is unsecured. In 2002, the Company acquired two insurance companies from SCOR. Under the agreement governing the acquisition of these insurance companies, SCOR and/or GSNIC are responsible for all liabilities of these insurance companies incurred prior to the acquisition. Reinsurance recoverables at December 31, 2009 and 2008 included $30.3 million and $33.4 million, respectively, from GSNIC.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 9. CERTIFICATES OF DEPOSITS

The weighted-average interest rates on Certificates of Deposits were 4.99% and 4.78% at December 31, 2009 and 2008, respectively. The range of interest rates on Certificates of Deposits was 0.05% to 5.85% at both December 31, 2009 and 2008. Certificates of Deposits are generally fixed in maturity. The contractual maturities of Certificates of Deposits at December 31, 2009 and 2008 were:

DOLLARS IN MILLIONS	2009	2008
Due in One Year or Less	$245.4	$449.0
Due after One Year to Two Years	228.5	221.3
Due after Two Years to Three Years	202.8	227.9
Due after Three Years to Four Years	5.5	206.4
Due after Four Years to Five Years	0.2	6.2

Total Certificates of Deposits	$682.4	$1,110.8

NOTE 10. NOTES PAYABLE

Total debt outstanding at December 31, 2009 and 2008 was:

DOLLARS IN MILLIONS	2009	2008
Senior Notes Payable at Amortized Cost:
6.00% Senior Notes due May 15, 2017	$355.9	$355.5
4.875% Senior Notes due November 1, 2010	199.7	199.4
Mortgage Note Payable at Amortized Cost	5.8	5.9

Total Debt Outstanding	$561.4	$560.8

Interest Expense, including facility fees and accretion of discount, for the years ended December 31, 2009, 2008 and 2007 was:

DOLLARS IN MILLIONS	2009	2008	2007
Notes Payable under Revolving Credit Agreements	$1.1	$1.5	$0.4
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	22.0	22.0	14.1
4.875% Senior Notes due November 1, 2010	10.1	10.0	10.0
5.75% Senior Notes due July 1, 2007	–	–	9.0
Mortgage Note Payable	0.4	0.4	0.4

Interest Expense before Capitalization of Interest	33.6	33.9	33.9
Capitalization of Interest	(0.7)	(1.3)	(0.3)

Total Interest Expense	$32.9	$32.6	$33.6

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 10. NOTES PAYABLE (Continued)

Interest Paid, including facility fees, for the years ended December 31, 2009, 2008 and 2007 was:

DOLLARS IN MILLIONS	2009	2008	2007
Notes Payable under Revolving Credit Agreements	$3.2	$1.5	$0.2
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	21.6	21.6	11.1
4.875% Senior Notes due November 1, 2010	9.8	9.8	9.8
5.75% Senior Notes due July 1, 2007	–	–	17.2
Mortgage Note Payable	0.4	0.4	0.4

Total Interest Paid	$35.0	$33.3	$38.7

On October 30, 2009, Unitrin entered into the 2012 Credit Agreement, a new three-year, $245 million, unsecured, revolving credit agreement, expiring October 30, 2012, with a group of financial institutions. The 2012 Credit Agreement replaced the 2010 Credit Agreement, which was a $325 million, unsecured, revolving credit agreement scheduled to expire on June 30, 2010 and was terminated on October 30, 2009. There were no borrowings under the 2010 Credit Agreement at its termination. The 2012 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2012 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Unitrin’s largest insurance subsidiaries, United Insurance and Trinity. Proceeds from advances under the 2012 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness.

Unitrin had no outstanding advances under the 2012 Credit Agreement and the 2010 Credit Agreement at December 31, 2009 and 2008, respectively. The amount available for borrowing under the 2012 Credit Agreement was $245.0 million at December 31, 2009. Undrawn letters of credit issued pursuant to the 2010 Credit Agreement were $13.1 million at December 31, 2008. Accordingly, the amount available for future borrowing under the 2010 Credit Agreement was $311.9 million at December 31, 2008.

On May 11, 2007, Unitrin issued $360 million of its 6.00% Senior Notes due May 15, 2017. The 6.00% Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at the Unitrin’s option at specified redemption prices. Unitrin issued the 6.00% Senior Notes for proceeds of $354.8 million, net of transaction costs, for an effective yield of 6.19%. Unitrin used a portion of the proceeds from the sale of the 6.00% Senior Notes to repay the $300 million aggregate principal amount of its 5.75% Senior Notes which matured on July 1, 2007.

In 2003, Unitrin issued $200 million of its 4.875% Senior Notes due November 1, 2010 for an effective yield of 5.04%. The 4.875% Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Unitrin’s option at specified redemption prices.

In 2002, Unitrin issued $300 million of its 5.75% Senior Notes due July 1, 2007 for an effective yield of 5.99%. The 5.75% Senior Notes were retired in 2007.

NOTE 11. LEASES

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

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 11. LEASES (Continued)

Net rental expense for operating leases for the years ended December 31, 2009, 2008 and 2007 was:

DOLLARS IN MILLIONS	2009	2008	2007
Minimum Rental Expense	$31.7	$29.9	$26.8
Less Sublease Rental Income	(1.7)	(0.3)	–

Net Rental Expense	$30.0	$29.6	$26.8

Future minimum lease payments under operating leases at December 31, 2009 were:

DOLLARS IN MILLIONS	OPERATING LEASES
2010	$29.8
2011	23.6
2012	19.4
2013	17.0
2014	15.6
2015 and Thereafter	36.9

Total Future Payments	$142.3

The total of minimum rentals to be received in the future under non-cancelable subleases was $13.3 million at December 31, 2009. Capital leases were not material.

NOTE 12. SHAREHOLDERS’ EQUITY

Unitrin is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2009 and 2008. There were 62,357,016 shares and 62,314,503 shares of common stock outstanding at December 31, 2009 and 2008, respectively. Common stock outstanding included 202,916 shares and 196,307 shares at December 31, 2009 and 2008, respectively, that have been issued, subject to certain vesting and other requirements, in connection with one of the Company’s long-term equity compensation plans. See Note 13, “Long Term Equity Compensation,” to the Consolidated Financial Statements for an additional discussion of the restrictions and vesting provisions.

On August 4, 2004, the Board of Directors declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock of Unitrin, pursuant to a shareholder rights plan. The rights have a term of 10 years. The description and terms of the rights are set forth in a rights agreement between Unitrin and Computershare Trust Company, N.A., as rights agent.

At December 31, 2009, there were approximately 1.4 million shares of Unitrin’s outstanding common stock that could be repurchased under the outstanding repurchase authorization of Unitrin’s Board of Directors. Common stock can be repurchased in the open market or in privately negotiated transactions from time to time subject to market conditions and other factors. Unitrin did not repurchase any of its common stock in open market transactions in 2009. Unitrin repurchased and retired 2.0 million shares of its common stock in open market transactions at an aggregate cost of $69.0 million in 2008. Unitrin repurchased and retired approximately 3.0 million shares of its common stock in open market transactions at an aggregate cost of $139.5 million in 2007. Common Stock, Paid-in Capital and Retained Earnings were reduced on a pro rata basis for the cost of the repurchased shares.

Various state insurance laws restrict the amount that an insurance subsidiary may pay in the form of dividends, loans or advances without the prior approval of regulatory authorities. Also, that portion of an insurance

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 12. SHAREHOLDERS’ EQUITY (Continued)

subsidiary’s net equity which results from differences between statutory insurance accounting practices and GAAP would not be available for cash dividends, loans or advances. Unitrin’s subsidiaries paid dividends of $184.4 million in cash to Unitrin in 2009. In 2010, Unitrin’s insurance subsidiaries would be able to pay approximately $133 million in dividends to Unitrin without prior regulatory approval. Fireside Bank has agreed not to pay dividends without the prior approval of the FDIC and CDFI. Retained Earnings at December 31, 2009, also includes $59.4 million representing the undistributed equity in the accumulated comprehensive income of investee (Intermec).

Unitrin’s insurance subsidiaries are required to file financial statements prepared on the basis of statutory insurance accounting practices which is a comprehensive basis of accounting other than GAAP.

Statutory capital and surplus for the Company’s life and health insurance subsidiaries was approximately $295 million and was $333.0 million at December 31, 2009 and 2008, respectively. Statutory capital and surplus for the Company’s property and casualty insurance subsidiaries was approximately $890 million and was $833.8 million at December 31, 2009 and 2008, respectively. Statutory net income for the Company’s life and health insurance subsidiaries was income of approximately $78 million, was income of $15.0 million and was income of $58.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Statutory net income for the Company’s property and casualty insurance subsidiaries was income of approximately $77 million, was loss of approximately $57.3 million and was income of $119.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Statutory capital and surplus and statutory net income exclude Fireside Bank and parent company operations.

NOTE 13. LONG TERM EQUITY COMPENSATION

Unitrin has adopted a number of long-term equity-based compensation plans to attract, motivate and retain key employees and/or directors of the Company. As of December 31, 2009, the Company has three stock option plans, all of which have been approved by Unitrin’s shareholders. The Company’s stock option plans provide for the grant of stock options and stock appreciation rights (“SARs”). In addition, restricted stock and restricted stock units may be granted under the Company’s 2005 Restricted Stock and Restricted Stock Unit Plan, which has been approved by Unitrin’s shareholders.

Options outstanding and available for future grants under all of the Company’s stock option plans at December 31, 2009 are:

	OPTIONS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	OPTIONS AVAILABLE FOR FUTURE GRANTS
1995 Director Plan	208,739	$39.35	92,898
2002 Option Plan	3,016,253	43.15	1,608,640
1997 Option Plan	1,394,478	46.98	–

Total Stock Option Plans	4,619,470	$44.13	1,701,538

The Compensation Committee of the Board of Directors, or the Board’s authorized designee, has sole discretion to determine the persons to whom options are granted, the number of shares covered by such options and the exercise price, vesting and expiration dates of such options. Options are non-transferable and are exercisable in installments. Stock options to purchase Unitrin’s common stock are granted at prices equal to the fair value of Unitrin’s common stock on the date of grant. Prior to 2003, only non-qualified stock options had been granted.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 13. LONG TERM EQUITY COMPENSATION (Continued)

Beginning in 2003, options granted to employees were coupled with tandem SARs, settled in Unitrin common stock. Employee options generally vest over a period of three and one-half years and expire ten years from the date of grant. Under the 1995 Director Plan, each new member of the Board of Directors who is not employed by the Company receives an initial option to purchase 4,000 shares of Unitrin common stock immediately upon becoming a director. Thereafter, on the date of each of Unitrin’s annual meetings of shareholders, each such eligible director automatically receives an annual grant of options to purchase 4,000 shares of common stock for so long as they remain eligible directors. Options granted under the 1995 Director Plan are exercisable one year from the date of grant at an exercise price equal to the fair market value of the Unitrin’s common stock on the date of grant and expire 10 years from the date of grant.

Prior to February 3, 2009, all of the Company’s stock option plans included provisions, subject to certain limitations, to automatically grant restorative, or reload stock options (“Restorative Options”), to replace shares of previously owned Unitrin common stock that an exercising option holder surrenders, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise. Restorative Options are subject to the same terms and conditions as the original options, including the expiration date, except that the exercise price is equal to the fair value of Unitrin common stock on the date of grant and cannot be exercised until six months after the date of grant. The grant of a Restorative Option does not result in an increase in the total number of shares and options held by an employee, but changes the mix of the two. Beginning February 3, 2009, the 1995 Director Plan and the 2002 Stock Option Plan were amended to eliminate the restorative feature in the plans prospectively. Accordingly, Restorative Options are no longer included in original option awards made on or after February 3, 2009. At December 31, 2009, Restorative Options may still be granted under all the plans in connection with the exercise of original options granted before February 3, 2009, subject to the limitations on certain equity awards as described below.

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

In addition to the stock option plans, the Company has a restricted stock plan, which has been approved by Unitrin’s shareholders. Under this plan, restricted stock and restricted stock units may be granted to all eligible employees. Recipients of restricted stock are entitled to full dividend and voting rights on the same basis as all other outstanding shares of Unitrin common stock and all awards are subject to forfeiture until certain restrictions have lapsed. As of December 31, 2009, 475,200 shares of restricted stock having a weighted-average grant-date fair value of $35.99 per share had been awarded, of which 113,808 shares were forfeited and 49,018 were tendered to satisfy tax withholding obligations. As of December 31, 2009, there were 687,626 common shares available for future grants under the restricted stock plan.

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

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 13. LONG TERM EQUITY COMPENSATION (Continued)

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The expected terms of options are developed by considering the Company’s historical share option exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Further, the Company aggregates individual awards into relatively homogenous groups that exhibit similar exercise behavior to obtain a more refined estimate of the expected term of options. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield assumed was the annualized yield on Unitrin common stock on the date of grant for original grants made in 2008 and 2007. In light of the economic environment at the beginning of 2009, the Company changed its dividend yield assumption prospectively for original options granted in 2009. For original option grants made in 2009, the dividend yield assumed is the average, annualized dividend yield computed over the twenty consecutive quarters preceding the date of grant. Each quarterly dividend yield is calculated by dividing the amount of declared dividend per share during each quarter by the closing price of Unitrin common stock at the end of such quarter. The quarterly yields are then annualized and averaged to arrive at the dividend yield assumed. In light of the economic conditions at the beginning of 2009, the Company believes basing dividend yield over a longer historical period of time is likely to be more consistent with the actual yield during the expected life of the option rather than the current dividend yield. For Restorative Options, the annualized dividend yield on Unitrin common stock for the month prior to the grant of the Restorative Option was used for all restorative grants made in 2008 and 2007. No Restorative Options were granted in 2009. The risk free interest rate was the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option.

The assumptions used in the Black-Scholes pricing model for options granted during the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
RANGE OF VALUATION ASSUMPTIONS
Expected Volatility	33.08% – 40.30%	22.36% – 24.52%	17.47% – 22.55%
Risk Free Interest Rate	1.63% – 3.10%	2.18% – 3.39%	3.31% – 4.94%
Expected Dividend Yield	4.59% – 5.21%	3.86% – 5.49%	3.51% – 4.18%
WEIGHTED-AVERAGE EXPECTED LIFE
Employee Grants	4 – 7.5 years	2.5 – 7.5 years	2 – 7 years
Director Grants	7 years	4 – 6.5 years	4 – 6 years

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 13. LONG TERM EQUITY COMPENSATION (Continued)

Option and SAR activity for the year ended December 31, 2009 is presented below:

	SHARES SUBJECT TO OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE ($ IN MILLIONS)
Outstanding at Beginning of the Year	5,125,249	$46.17
Granted	309,125	13.92
Exercised	–	–
Forfeited or Expired	(814,904)	45.50

Outstanding at December 31, 2009	4,619,470	$44.13	4.40	$2.37

Vested and Expected to Vest at December 31, 2009	4,595,456	$44.19	4.38	$2.31

Exercisable at December 31, 2009	4,109,344	$45.99	3.91	$0.58

The weighted-average grant-date fair values of options granted during 2009, 2008 and 2007 were $3.11, $4.81 and $6.39, respectively. No options were exercised during 2009. Total intrinsic value of stock options exercised was $0.4 million and $7.4 million for the years ended December 31, 2008 and 2007, respectively. Cash received from option exercises was $1.6 million and $5.1 million for the years ended December 31, 2008 and 2007, respectively. Total tax benefits realized for tax deductions from option exercises were $0.2 million and $2.6 million for the years ended December 31, 2008 and 2007, respectively.

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

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 13. LONG TERM EQUITY COMPENSATION (Continued)

Activity related to nonvested restricted stock for the year ended December 31, 2009 is presented below:

	RESTRICTED SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE PER SHARE
Nonvested Balance at Beginning of the Year	196,307	$42.66
Granted	129,800	13.89
Vested	(52,021)	36.37
Forfeited	(71,170)	37.43

Nonvested Balance at December 31, 2009	202,916	$27.70

The total fair value of restricted stock that vested during the years ended December 31, 2009, 2008 and 2007 was $0.8 million, $1.2 million and $1.5 million, respectively. Tax benefits for tax deductions realized from the vesting of restricted stock were $0.3 million, $0.4 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

For equity compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Share-based compensation expense for all of the Company’s long-term equity-based compensation plans was $3.1 million, $7.4 million and $15.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Total unamortized compensation expense related to nonvested awards of such plans at December 31, 2009 was $2.6 million, which is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 14. RESTRUCTURING EXPENSES

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

As discussed in Note 3, “Acquisitions of Businesses,” to the Consolidated Financial Statements, Unitrin’s subsidiary, Trinity, completed its acquisition of Direct Response on February 13, 2009. The Company is in the process of combining Direct Response’s back-office operations with the Company’s existing Unitrin Direct operations.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 14. RESTRUCTURING EXPENSES (Continued)

Activity related to restructuring costs for the year ended December 31, 2009 are presented below.

DOLLARS IN MILLIONS	Fireside Bank	Unitrin Direct	All Other Segments	Total
Liability at December 31, 2008
Employee Termination Costs	$0.1	$0.1	$–	$0.2
Early Lease Termination Costs	1.0	0.3	–	1.3

Liability at December 31, 2008	1.1	0.4	–	1.5

Expenses Incurred:
Employee Termination Costs	7.8	5.8	2.2	15.8
Early Lease Termination Costs	1.1	1.4	–	2.5
Other Associated Costs	2.1	–	–	2.1

Total Expenses Incurred	11.0	7.2	2.2	20.4

Payments of:
Employee Termination Costs	5.1	4.5	2.0	11.6
Early Lease Termination Costs	1.9	1.1	–	3.0
Other Associated Costs	2.1	–	–	2.1

Total Payments	9.1	5.6	2.0	16.7

Liability at December 31, 2009:
Employee Termination Costs	2.8	1.4	0.2	4.4
Early Lease Termination Costs	0.2	0.6	–	0.8

Liability at December 31, 2009	$3.0	$2.0	$0.2	$5.2

Employee termination costs are accrued and recognized as expense over the employee’s expecting remaining service period. Unrecognized employee termination costs were $7.8 million at December 31, 2009, of which $3.3 million and $4.5 million is expected to be recognized as expense in 2010 and 2011 and thereafter, respectively.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 15. NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS

The Company’s awards of restricted common stock contain a right to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income Per Share from Continuing Operations and Diluted Income Per Share from Continuing Operations for the year ended December 31, 2009 is as follows:

DOLLARS IN MILLIONS	Restricted Common Stock	Unrestricted Common Stock	Total
Income from Continuing Operations	$0.5	$161.7	$162.2
Dilutive Effect on Income of:
Investee’s Equivalent Shares	–	–	–
Unitrin Share-based Compensation Equivalent Shares	–	–	–

Diluted Income from Continuing Operations	$0.5	$161.7	$162.2

SHARES IN THOUSANDS
Weighted-Average Common Shares Outstanding	252.5	62,132.6
Unitrin Share-based Compensation Equivalent Shares	–	23.5

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	252.5	62,156.1

PER SHARE IN WHOLE DOLLARS
Basic Income Per Share from Continuing Operations	$2.06	$2.60

Diluted Income Per Share from Continuing Operations	$2.06	$2.60

Options outstanding to purchase 4.7 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the year ended December 31, 2009 because the exercise price exceeded the average market price.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 15. NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS (Continued)

A reconciliation of the numerator and denominator used in the calculation of Basic Loss Per Share from Continuing Operations and Diluted Loss Per Share from Continuing Operations for the year ended December 31, 2008 is as follows:

DOLLARS IN MILLIONS	Restricted Common Stock	Unrestricted Common Stock	Total
Loss from Continuing Operations	$(0.2)	$(37.8)	$(38.0)
Dilutive Effect on Income of:
Investee’s Equivalent Shares	–	–	–
Unitrin Share-based Compensation Equivalent Shares	–	–	–

Diluted Loss from Continuing Operations	$(0.2)	$(37.8)	$(38.0)

SHARES IN THOUSANDS
Weighted-Average Common Shares Outstanding	224.9	62,680.5
Unitrin Share-based Compensation Equivalent Shares	–	–

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	224.9	62,680.5

PER SHARE IN WHOLE DOLLARS
Basic Loss Per Share from Continuing Operations	$(0.86)	$(0.60)

Diluted Loss Per Share from Continuing Operations	$(0.86)	$(0.60)

At December 31, 2008, options outstanding to purchase 5.1 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the year ended December 31, 2008 because the effect of inclusion would be anti-dilutive.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 15. NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS (Continued)

A reconciliation of the numerator and denominator used in the calculation of Basic Income Per Share from Continuing Operations and Diluted Income Per Share from Continuing Operations for the year ended December 31, 2007 is as follows:

DOLLARS IN MILLIONS	Restricted Common Stock	Unrestricted Common Stock	Total
Income from Continuing Operations	$0.4	$177.7	$178.1
Dilutive Effect on Income of:
Investee’s Equivalent Shares	–	(0.1)	(0.1)
Unitrin Share-based Compensation Equivalent Shares	–	–	–

Diluted Income from Continuing Operations	$0.4	$177.6	$178.0

SHARES IN THOUSANDS
Weighted-Average Common Shares Outstanding	168.3	65,561.7
Unitrin Share-based Compensation Equivalent Shares	–	238.6

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	168.3	65,800.3

PER SHARE IN WHOLE DOLLARS
Basic Income Per Share from Continuing Operations	$2.63	$2.71

Diluted Income Per Share from Continuing Operations	$2.63	$2.70

Options outstanding to purchase 3.7 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the year ended December 31, 2007 because the exercise price exceeded the average market price.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 16. OTHER COMPREHENSIVE INCOME (LOSS)

Other Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007 was:

DOLLARS IN MILLIONS	2009	2008	2007
Other Comprehensive Income (Loss) before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Year	$207.5	$(682.0)	$121.4
Reclassification Adjustment for Amounts Included in Net Income	26.8	88.4	(52.2)

Unrealized Holding Gains (Losses)	234.3	(593.6)	69.2

Foreign Currency Translation Adjustments on Investments	1.7	(2.0)	–
Reclassification Adjustment for Amounts Included in Net Income	(0.1)	–	–

Foreign Currency Translation Adjustments on Investments	1.6	(2.0)	–

Unrecognized Postretirement Benefit Costs Arising During the Year	31.2	(73.4)	(5.0)
Amortization of Unrecognized Postretirement Benefit Costs	(1.9)	(2.3)	(2.0)

Net Unrecognized Postretirement Benefit Costs	29.3	(75.7)	(7.0)

Equity in Other Comprehensive Income (Loss) of Investee	(2.2)	2.5	1.2

Other Comprehensive Income (Loss) before Income Taxes	263.0	(668.8)	63.4

Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Year	(73.3)	239.9	(43.2)
Reclassification Adjustment for Amounts Included in Net Income	(9.4)	(30.9)	18.3

Unrealized Holding Gains (Losses)	(82.7)	209.0	(24.9)

Foreign Currency Translation Adjustments on Investments	(0.6)	0.7	–

Unrecognized Postretirement Benefit Costs Arising During the Year	(11.3)	26.5	1.4
Amortization of Unrecognized Postretirement Benefit Costs	0.6	0.6	0.6

Net Unrecognized Postretirement Benefit Costs	(10.7)	27.1	2.0

Equity in Other Comprehensive (Income) Loss of Investee	0.8	(0.9)	(0.4)

Income Tax Benefit (Expense)	(93.2)	235.9	(23.3)

Other Comprehensive Income (Loss)	$169.8	$(432.9)	$40.1

The components of Accumulated Other Comprehensive Income (Loss) at December 31, 2009 and 2008 were:

DOLLARS IN MILLIONS	2009	2008
Unrealized Gains (Losses) on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$(0.3)	$–
Other Net Unrealized Gains (Losses) on Investments	103.5	(45.5)
Foreign Currency Translation Adjustments on Investments, Net of Income Taxes	(0.3)	(1.3)
Equity in Accumulated Other Comprehensive Loss of Investee, Net of Income Taxes	(1.9)	(0.5)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(42.2)	(60.8)

Total Accumulated Other Comprehensive Income (Loss)	$58.8	$(108.1)

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 17. INCOME FROM INVESTMENTS

Net Investment Income for the years ended December 31, 2009, 2008 and 2007 was:

DOLLARS IN MILLIONS	2009	2008	2007
Investment Income (Loss):
Interest and Dividends on Fixed Maturities	$243.5	$234.8	$209.8
Dividends on Equity Securities	13.2	29.7	44.1
Short-term Investments	1.1	11.8	34.3
Loans to Policyholders	15.4	14.6	13.5
Real Estate	28.4	30.2	30.3
Equity Method Limited Liability Investments	47.7	(76.3)	6.7
Other	0.3	–	–

Total Investment Income	349.6	244.8	338.7
Investment Expenses:
Real Estate	26.4	23.8	24.0
Other Investment Expenses	0.5	1.4	1.8

Total Investment Expenses	26.9	25.2	25.8

Net Investment Income Including Discontinued Operations	322.7	219.6	312.9
Net Investment Income Reported in Discontinued Operations	–	(6.7)	(23.0)

Net Investment Income	$322.7	$212.9	$289.9

The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2009, 2008 and 2007 were:

DOLLARS IN MILLIONS	2009	2008	2007
Fixed Maturities:
Gains on Sales	$12.8	$4.8	$5.1
Losses on Sales	(2.7)	(6.8)	(4.0)
Equity Securities:
Gains on Sales	13.6	121.0	89.2
Losses on Sales	–	(59.2)	(5.1)
Real Estate:
Gains on Sales	–	1.5	4.8
Other Investments:
Gains on Sales	–	0.1	1.2
Losses on Sales	(0.1)	(0.2)	(0.2)
Trading Securities Net Gains (Losses)	1.0	(2.0)	0.5
Gain on the Sale of Southern States General Agency	–	–	4.0

Net Realized Gains on Sales of Investments	$24.6	$59.2	$95.5

On July 9, 2007, Republic Companies purchased Southern States General Agency, a subsidiary of Unitrin, from the Company. Net Realized Gains on Sales of Investments for the year ended December 31, 2007 includes a pretax gain of $4.0 million for the year ended December 31, 2007 resulting from this sale.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 17. INCOME FROM INVESTMENTS (Continued)

The components of Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 were:

DOLLARS IN MILLIONS	2009	2008	2007
Fixed Maturities	$(41.6)	$(65.9)	$(10.4)
Equity Securities	(8.8)	(83.3)	(22.6)
Other Investments	–	(3.7)	–

Net Impairment Losses Recognized in Earnings	$(50.4)	$(152.9)	$(33.0)

See Note 1, “Basis of Presentation and Significant Estimates,” to the Consolidated Financial Statements for a discussion of a change in accounting principle adopted in the second quarter of 2009 which impacts the determination of the amount of OTTI losses on Investments in Fixed Maturities that are recognized in earnings on and subsequent to April 1, 2009.

The following table sets forth the pre-tax amount of OTTI credit losses, recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of the dates indicated, for which a portion of the OTTI loss has been recognized in Accumulated Other Comprehensive Income, and the corresponding changes in such amounts.

DOLLARS IN MILLIONS	April 1, 2009 To December 31, 2009
Beginning Balance	$39.8
Additions for Previously Unrecognized OTTI Credit Losses	1.9
Increases to Previously Recognized OTTI Credit Losses	0.9
Reductions to Previously Recognized OTTI Credit Losses	(0.2)
Reductions due to Intent to Sell Investments	(35.6)
Reductions for Investments Sold During the Period	(3.1)

Ending Balance	$3.7

NOTE 18. INSURANCE EXPENSES

Insurance Expenses for the years ended December 31, 2009, 2008 and 2007 were:

DOLLARS IN MILLIONS	2009	2008	2007
Commissions	$372.6	$377.4	$363.0
General Expenses	300.5	310.3	293.8
Taxes, Licenses and Fees	52.6	48.3	45.6

Total Costs Incurred	725.7	736.0	702.4

Policy Acquisition Costs:
Deferred	(316.5)	(311.0)	(297.0)
Amortized	312.0	311.5	300.4

Net Policy Acquisition Costs Amortized (Deferred)	(4.5)	0.5	3.4

Insurance Expenses	$721.2	$736.5	$705.8

Commissions for servicing policies are expensed as incurred, rather than deferred and amortized.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 19. INCOME TAXES

The current and deferred income tax assets as presented in the Consolidated Balance Sheets at December 31, 2009 and 2008 were:

DOLLARS IN MILLIONS	2009	2008
Current and Deferred Income Taxes:
Current Income Tax Assets	$10.4	$0.2
Deferred Income Tax Assets	106.8	204.8
Valuation Allowance for State Income Taxes	(9.6)	(3.6)

Current and Deferred Income Taxes	$107.6	$201.4

The components of Liabilities for Income Taxes as presented in the Consolidated Balance Sheets at December 31, 2009 and 2008 were:

DOLLARS IN MILLIONS	2009	2008
Liabilities for Income Taxes:
Current Income Tax Liabilities	$–	$51.2
Liability for Unrecognized Tax Benefits	11.7	17.0

Liabilities for Income Taxes	$11.7	$68.2

The tax effects of temporary differences that give rise to significant portions of the Company’s Net Deferred Tax Asset at December 31, 2009 and 2008 were:

DOLLARS IN MILLIONS	2009	2008
Deferred Tax Assets:
Insurance Reserves	$91.3	$92.7
Unearned Premium Reserves	49.5	49.4
Tax Capitalization of Policy Acquisition Costs	74.1	74.5
Reserve for Loan Losses	34.8	50.5
Net Operating Loss Carryforward	67.2	15.3
Payroll and Employee Benefit Accruals	66.7	74.4
Investments	–	49.1
Other	22.2	28.3

Total Deferred Tax Assets	405.8	434.2

Deferred Tax Liabilities:
Deferred Policy Acquisition Costs	182.4	171.3
Investee (Intermec)	29.5	30.6
Investments	48.5	–
Goodwill and Licenses	25.5	17.4
Other	13.1	10.1

Total Deferred Tax Liabilities	299.0	229.4

Valuation Allowance for State Income Taxes	9.6	3.6

Net Deferred Tax Asset	$97.2	$201.2

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 19. INCOME TAXES (Continued)

Deferred Tax Assets include a Net Operating Loss Carryforward of $67.2 million and $15.3 million at December 31, 2009 and December 31, 2008, respectively, which included federal net operating loss carryforward of $62.2 million and $12.7 million, respectively, and state net operating loss carryforward of $5.0 million and $2.6 million, respectively. The federal net operating loss carryforwards as of December 31, 2009 are scheduled to expire in years 2017 through 2027. The Company expects to fully utilize these federal net operating loss carryforwards. The state net operating loss carryforwards relate to Fireside Bank and the majority of which are scheduled to expire in 2029. Deferred tax asset valuation allowances of $9.6 million and $3.6 million were required at December 31, 2009 and 2008, respectively and relate to state income taxes for Fireside Bank.

Income taxes paid were $72.3 million and $98.8 million in 2009 and 2008, respectively.

The Company has not provided Federal income taxes on $14.7 million of Mutual Savings Life’s income earned prior to 1984 which is not subject to income taxes under certain circumstances. Federal income taxes of $5.1 million would be paid on such income if it is distributed to shareholders in the future or if it does not continue to meet certain limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009 and 2008 is as follows:

DOLLARS IN MILLIONS	2009	2008
Beginning Balance	$17.0	$20.1
Reductions for Tax Positions of Current Period	(1.8)	(1.8)
Additions for Tax Positions of Prior Years	25.7	27.9
Reduction for Expiration of Federal Statute of Limitations	(29.2)	(29.2)

Ending Balance	$11.7	$17.0

The statute of limitations related to Unitrin and its eligible subsidiaries’ consolidated Federal income tax returns, Primesco’s consolidated Federal income tax returns and Direct Response’s consolidated Federal income tax returns is closed for all tax years up to and including 2005. The expiration of the statute of limitations related to the various state income tax returns that Unitrin and its subsidiaries file varies by state. Unitrin’s consolidated Federal income tax returns and Primesco’s consolidated Federal income tax returns are not currently under examination. During the third quarter of 2009, the Internal Revenue Service began an audit of Direct Response’s 2007 consolidated Federal income tax return. The Company does not expect any material modifications to the return as filed to result from the audit. During the first quarter of 2009, the California Franchise Tax Board completed its audit of Fireside Bank’s 2004, 2005, and 2006 California tax returns and accepted the returns as filed.

Included in the balance of unrecognized tax benefits at December 31, 2009 and December 31, 2008 are tax positions of $7.2 million and $10.6 million, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $4.2 million and $6.0 million at December 31, 2009 and December 31, 2008, respectively. Tax expense for the year ended December 31, 2009

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 19. INCOME TAXES (Continued)

includes an interest benefit of $1.8 million, which is comprised of an interest benefit of $2.9 million resulting from the expiration of the statutes of limitations referred to above, and interest expense of $1.1 million on unrecognized tax benefits for prior years. Tax benefit for the year ended December 31, 2008 includes an interest benefit of $0.8 million, which is comprised of an interest benefit of $2.5 million resulting from the expiration of the statutes of limitations referred to above, and interest expense of $1.7 million on unrecognized tax benefits for prior years. Tax expense for the year ended December 31, 2007 includes an interest benefit of $0.3 million, which is comprised of an interest benefit of $4.0 million resulting from the expiration of the statutes of limitations and interest expense of $3.7 million on unrecognized tax benefits for prior years.

During 2007, a tax benefit of $5.3 million was recorded for state income taxes related to the tax year that ended on December 31, 2002, due to the expiration of a state’s statute of limitations.

The components of Income Tax Benefit (Expense) from Continuing Operations for the years ended December 31, 2009, 2008 and 2007 were:

DOLLARS IN MILLIONS	2009	2008	2007
Current Tax Expense	$(8.0)	$(115.1)	$(151.2)
Deferred Tax Benefit (Expense)	(63.7)	158.2	88.6
Unrecognized Tax Benefit	5.3	3.1	12.7

Income Tax Benefit (Expense)	$(66.4)	$46.2	$(49.9)

A reconciliation of the Statutory Federal Income Tax Expense and Rate to the Company’s Effective Income Tax Expense and Rate from Continuing Operations for the years ended December 31, 2009, 2008 and 2007 was:

DOLLARS IN MILLIONS	2009		2008		2007
	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
Statutory Federal Income Tax Benefit (Expense) and Rate	$(80.4)	35.0%	$31.5	35.0%	$ (79.4)	35.0%
Tax Exempt Income and Dividends Received Deduction	19.2	(8.4)	20.0	22.2	21.6	(9.5)
State Income Taxes	(7.1)	3.1	(2.6)	(2.9)	8.9	(3.9)
Other, Net	1.9	(0.8)	(2.7)	(2.9)	(1.0)	0.4

Effective Income Tax Benefit (Expense) and Rate	$(66.4)	28.9%	$46.2	51.4%	$(49.9)	22.0%

Comprehensive Income Tax Expense included in the Consolidated Financial Statements for the years ended December 31, 2009, 2008 and 2007 was:

DOLLARS IN MILLIONS	2009	2008	2007
Income Tax Benefit (Expense):
Continuing Operations	$(66.4)	$46.2	$(49.9)
Discontinued Operations	(1.5)	(9.8)	(7.5)
Equity in:
Net (Income) Loss of Investee	0.6	(3.1)	(0.7)
Other Comprehensive (Income) Loss of Investee	0.8	(0.9)	(0.4)
Unrealized (Appreciation) Depreciation on Securities	(82.7)	209.0	(24.9)
Foreign Currency Translation Adjustments on Investments	(0.6)	0.7	–
Tax Effects from Postretirement Benefit Plans	(10.7)	27.1	2.0
Tax Effects from Long-Term Equity Compensation included in Paid-in Capital	(1.7)	(0.8)	0.6
Other	–	–	0.2

Comprehensive Income Tax Benefit (Expense)	$(162.2)	$268.4	$(80.6)

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 20. PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsored two qualified defined benefit pension plans in 2009 and 2008 (the “Pension Plans”) covering most of its employees. The Pension Plans are generally non-contributory, but participation in one of the Pension Plans requires or required some employees to contribute 3% of pay, as defined, per year. Benefits for participants who are or were required to contribute to the Pension Plans are based on compensation during plan participation and the number of years of participation. Benefits for the vast majority of participants who are not required to contribute to the Pension Plans are based on years of service and final average pay, as defined. The Company funds the Pension Plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

The Company sponsors an other than pension postretirement employee benefit plan (“OPEB”) that provides medical, dental and/or life insurance benefits to approximately 800 retired and 500 active employees (“the OPEB Plan”). The Company generally is self-insured for the benefits under the OPEB Plan. The medical plan generally provides for a limited number of years of medical insurance benefits at retirement based on the participant’s attained age at retirement and number of years of service until specified dates and generally requires participant contributions, with most contributions adjusted annually.

Changes in Fair Value of Plan Assets and Changes in Benefit Obligations (the Projected Benefit Obligation in the case of the Pension Plans and the Accumulated Benefit Obligation in the case of the OPEB Plan) for the years ended December 31, 2009 and 2008 were:

DOLLARS IN MILLIONS	PENSION BENEFITS		OTHER THAN PENSION BENEFITS
	2009	2008	2009	2008
Fair Value of Plan Assets at Beginning of Year	$281.9	$366.0	$–	$–
Fair Value of Plan Assets Acquired	–	4.0	–	–
Actual Return on Plan Assets	50.8	(69.8)	–	–
Employer Contributions	–	–	4.1	4.3
Plan Participants’ Contributions	0.1	0.1	1.2	1.3
Benefits Paid	(19.4)	(18.0)	(5.3)	(5.6)
Settlement Benefits	(0.5)	(0.4)	–	–

Fair Value of Plan Assets at End of Year	312.9	281.9	–	–

Benefit Obligation at Beginning of Year	375.1	377.3	34.5	37.4
Benefit Obligation Acquired	–	3.1	–	–
Service Cost	9.9	12.5	0.1	0.1
Interest Cost	21.4	20.9	2.1	2.0
Plan Participants’ Contributions	0.1	0.1	1.2	1.3
Benefits Paid	(19.4)	(18.0)	(5.3)	(5.6)
Modernization Act Subsidy Received	–	–	0.4	0.4
Settlement Benefits	(0.5)	(0.4)	–	–
Actuarial (Gains) Losses	(9.6)	(20.4)	4.9	(1.1)

Benefit Obligations at End of Year	377.0	375.1	37.9	34.5

Funded Status—Benefit Obligation in Excess of Plan Assets	$(64.1)	$(93.2)	$(37.9)	$(34.5)

Amount Recognized in Accumulated Other Comprehensive Income (Loss):
Accumulated Actuarial Gain (Loss)	$(86.4)	$(122.5)	$19.7	$26.3
Prior Service Cost	0.5	0.7	–	–

Amount Recognized in Accumulated Other Comprehensive Income (Loss)	$(85.9)	$(121.8)	$19.7	$26.3

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 20. PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)

The Accumulated Benefit Obligation for the Pension Plans was $362.9 million and $351.0 million at December 31, 2009 and 2008, respectively. For the Company’s pension plan with an accumulated benefit obligation in excess of plan assets at December 31, 2009, the Projected Benefit Obligation was $374.5 million, the Accumulated Benefit Obligation was $360.4 million and the Fair Value of Plan Assets was $309.7 million. For the Company’s pension plan with an accumulated benefit obligation in excess of plan assets at December 31, 2008, the Projected Benefit Obligation was $372.2 million, the Accumulated Benefit Obligation was $348.1 million and the Fair Value of Plan Assets was $278.2 million.

The Company estimates that Pension Expense for the year ended December 31, 2010 will include expense of $1.6 million resulting from the amortization of the related accumulated actuarial loss included in Accumulated Other Comprehensive Income (Loss) at December 31, 2009.

The Company estimates that OPEB Expense for the year ended December 31, 2010 will include income of $1.4 million resulting from the amortization of the related accumulated actuarial gain included in Accumulated Other Comprehensive Income (Loss) at December 31, 2009.

The measurement dates of the assets and liabilities of all plans presented above for 2009 and 2008 were December 31, 2009 and December 31, 2008, respectively.

The assumed health care cost trend rate used in measuring the Accumulated Benefit Obligation for the OPEB Plan at December 31, 2009 was 7% for 2010, gradually declining to 5% in the year 2014 and remaining at that level thereafter for medical benefits and 8% for 2010, gradually declining to 5% in the year 2013 and remaining at that level thereafter for prescription drug benefits. The assumed health care cost trend rate used in measuring the Accumulated Benefit Obligation for the OPEB Plan at December 31, 2008 was 7% for 2009, gradually declining to 5% in the year 2011 and remaining at that level thereafter for medical benefits and 9% for 2009, gradually declining to 5% in the year 2013 and remaining at that level thereafter for prescription drug benefits.

A one–percentage point increase in the assumed health care cost trend rate for each year would increase the Accumulated Benefit Obligation for the OPEB Plan at December 31, 2009 by $2.6 million and 2009 OPEB expense by $0.1 million. A one–percentage point increase in the assumed health care cost trend rate for each year would increase the Accumulated Benefit Obligation for the OPEB Plan at December 31, 2008 by $2.3 million and 2008 OPEB expense by $0.1 million.

The OPEB Plan was unfunded at December 31, 2009 and 2008. Weighted-average asset allocations for the Pension Plans at December 31, 2009 and 2008 by asset category were:

ASSET CATEGORY	2009	2008
Cash and Short-term Investments	6%	20%
Corporate Bonds and Notes	39	31
Common Stocks	42	36
Other Assets	13	13

Total	100%	100%

The investment objective of the Pension Plans is to produce current income and long-term capital growth through a combination of equity and fixed income investments which, together with appropriate employer contributions

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 20. PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)

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

The trust investment committee for the Pension Plans periodically reviews the performance of the Pension Plans’ investments and asset allocation. Several external investment managers, one of which is Fayez Sarofim & Co. (“FS&C”), manage the equity investments of the trust for the Pension Plans. One of Unitrin’s directors, Mr. Fayez Sarofim, is Chairman of the Board, President and the majority shareholder of FS&C, a registered investment advisory firm (see Note 26, “Related Parties,” to the Consolidated Financial Statements). Each manager is allowed to exercise investment discretion, subject to limitations, if any, established by the trust investment committee for the Pension Plans. All other investment decisions are made by the Company, subject to general guidelines as set by the trust investment committee for the Pension Plans.

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

Fair value measurements for the Pension Plans’ assets at December 31, 2009 is summarized below:

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Dec. 31, 2009
Fixed Maturities:
States, Municipalities and Political Subdivisions	$–	$2.9	$–	$2.9
Corporate Bonds and Notes	–	119.7	–	119.7
Equity Securities:
Common Stocks	127.9	2.8	–	130.7
Other Equity Interests	–	–	36.3	36.3
Short-term Investments	17.4	–	–	17.4
Receivables and Other	1.9	–	4.0	5.9

Total	$147.2	$125.4	$40.3	$312.9

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 20. PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)

Additional information pertaining to the changes in the fair value of the Pension Plans’ assets classified as Level 3 for the year ended December 31, 2009 is presented below:

DOLLARS IN MILLIONS	Other Equity Interests	Other	Total
Balance at Beginning of Period	$30.8	$4.6	$35.4
Return on Plan Assets Held	6.7	0.1	6.8
Purchases, Sales and Settlements, Net	(1.2)	(0.7)	(1.9)

Balance at End of Period	$36.3	$4.0	$40.3

The components of Comprehensive Pension (Benefit) Expense for the years ended December 31, 2009, 2008 and 2007 were:

DOLLARS IN MILLIONS	2009	2008	2007
Service Cost Earned During the Year	$9.9	$12.5	$13.4
Interest Cost on Projected Benefit Obligation	21.4	20.9	20.0
Expected Return on Plan Assets	(24.4)	(25.2)	(24.6)
Net Amortization and Deferral	(0.1)	(0.1)	0.5

Pension Expense Recognized	6.8	8.1	9.3
Unrecognized Pension (Gain) Loss Arising During the Year	(36.0)	74.6	10.4
Amortization of Accumulated Unrecognized Pension Gain (Loss)	0.1	0.1	(0.5)

Comprehensive Pension (Benefit) Expense	$(29.1)	$82.8	$19.2

Total Pension Expense Recognized presented above includes service cost benefits earned and reported in discontinued operations of $0.7 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively.

The components of Comprehensive OPEB (Income) Expense for the years ended December 31, 2009, 2008 and 2007 were:

DOLLARS IN MILLIONS	2009	2008	2007
Service Cost Earned During the Year	$0.1	$0.1	$0.1
Interest Cost on Accumulated Benefit Obligation	2.1	2.0	2.1
Net Amortization and Deferral	(1.8)	(2.2)	(2.5)

OPEB (Income) Expense Recognized	0.4	(0.1)	(0.3)
Unrecognized OPEB (Gain) Loss Arising During the Year	4.8	(1.2)	(5.4)
Amortization of Accumulated Unrecognized OPEB Gain	1.8	2.2	2.5

Comprehensive OPEB (Income) Expense	$7.0	$0.9	$(3.2)

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 20. PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)

The actuarial assumptions used to develop the components of the Pension Expense for the years ended December 31, 2009, 2008 and 2007 were:

	2009	2008	2007
Discount Rate	6.00%	5.75%	5.75%
Rate of Increase in Future Compensation Levels	2.88	4.12	4.10
Expected Long Term Rate of Return on Plan Assets	7.00	7.00	7.00

The actuarial assumptions used to develop the components of the OPEB Expense for the years ended December 31, 2009, 2008 and 2007 were:

	2009	2008	2007
Discount Rate	6.00%	5.75%	5.75%
Rate of Increase in Future Compensation Levels	1.50	1.50	3.30

The actuarial assumptions used to develop the components of the Pension Projected Benefit Obligation at December 31, 2009 and 2008 were:

	2009	2008
Discount Rate	6.00%	6.00%
Rate of Increase in Future Compensation Levels	2.88	4.07

The actuarial assumptions used to develop the components of the OPEB Accumulated Benefit Obligation at December 31, 2009 and 2008 were:

	2009	2008
Discount Rate	5.25%	6.00%
Rate of Increase in Future Compensation Levels	1.50	1.50

The Company does not expect to be required to contribute to its Pension Plans in 2010, but could make a voluntary contribution pursuant to the maximum funding limits under ERISA. The Company expects to contribute $4.5 million, net of expected Modernization Act Subsidy, to its OPEB Plan to fund benefit payments in 2010.

The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

DOLLARS IN MILLIONS	YEARS ENDING DECEMBER 31,
	2010	2011	2012	2013	2014	2015–2019
Pension Benefits	$18.4	$18.8	$19.6	$20.5	$21.3	$116.5

OPEB Benefits:
Excluding Modernization Act Subsidy	$5.1	$5.1	$4.9	$4.8	$4.5	$18.6
Expected Modernization Act Subsidy	(0.6)	(0.6)	(0.6)	(0.6)	(0.5)	(2.4)

Net OPEB Benefits	$4.5	$4.5	$4.3	$4.2	$4.0	$16.2

The Company also sponsors several defined contribution benefit plans covering most of its employees. The Company made contributions to those plans of $6.6 million, $7.0 million and $6.8 million in 2009, 2008 and

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 20. PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)

2007, respectively. Under these plans, the participants have several investment alternatives, including Unitrin’s common stock and the Dreyfus Appreciation Fund. FS&C is a sub-investment advisor of the Dreyfus Appreciation Fund. One of Unitrin’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and majority shareholder of FS&C (see Note 26, “Related Parties,” to the Consolidated Financial Statements). The fair value of participants’ investments in Unitrin’s common stock was $14.5 million, or 5.9% of the total investments in the defined contribution benefit plans at December 31, 2009. The fair value of participants’ investments in the Dreyfus Appreciation Fund was $16.9 million, or 6.8% of the total investments in the defined contribution benefit plans at December 31, 2009.

NOTE 21. BUSINESS SEGMENTS

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and automobile finance businesses. The Company conducts its operations through five operating segments: Kemper, Unitrin Specialty, Unitrin Direct, Life and Health Insurance and Fireside Bank.

The Kemper segment provides preferred and standard risk personal automobile insurance, homeowners insurance and other personal insurance through independent agents. The Unitrin Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty market through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their adverse driving records or claim or credit histories. Unitrin Direct markets personal automobile homeowners insurance through direct mail and the Internet through web insurance portals, click-thrus and its own website and through employer-sponsored voluntary benefit programs and other affinity relationships. The Life and Health Insurance segment provides individual life, accident, health and hospitalization insurance. The Company’s Life and Health Insurance employee-agents also market contents insurance products under common management. The Fireside Bank segment made sub-prime automobile loans primarily for the purchase of pre-owned automobiles and offered certificates of deposits. On March 24, 2009, Fireside Bank suspended all new lending activity and ceased opening new certificate of deposit accounts as part of a plan to exit the automobile finance business.

The Company’s earned premiums and automobile finance revenues are derived in the United States. The accounting policies of the segments are the same as those described in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements. Capital expenditures for long-lived assets by operating segment are immaterial.

The Company does not allocate insurance reserves from its 2002 acquisition of certain insurance companies from SCOR (see Note 8, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). It is also the Company’s management practice to allocate certain corporate expenses to its insurance operations. The Company considers the management of certain investments, including Northrop preferred and common stock, and Intermec common stock, to be a corporate responsibility. Accordingly, the Company does not allocate dividend income from these investments to its operating segments. The Company does not allocate Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings to its operating segments.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 21. BUSINESS SEGMENTS (Continued)

Segment Assets at December 31, 2009 and 2008 were:

DOLLARS IN MILLIONS	2009	2008
SEGMENT ASSETS
Kemper	$1,400.8	$1,448.4
Unitrin Specialty	684.6	715.5
Unitrin Direct	621.6	380.8
Life and Health Insurance	4,350.7	4,270.5
Fireside Bank	938.5	1,383.0
Corporate and Other, Net	577.3	620.6

Total Assets	$8,573.5	$8,818.8

Segment Revenues for the years ended December 31, 2009, 2008 and 2007 were:

DOLLARS IN MILLIONS	2009	2008	2007
REVENUES
Kemper:
Earned Premiums	$931.8	$930.7	$926.3
Net Investment Income	42.1	19.1	44.0
Other Income	0.4	0.5	0.5

Total Kemper	974.3	950.3	970.8

Unitrin Specialty:
Earned Premiums	527.5	494.0	449.3
Net Investment Income	20.8	8.6	19.2
Other Income	0.4	0.2	0.1

Total Unitrin Specialty	548.7	502.8	468.6

Unitrin Direct:
Earned Premiums	345.6	290.5	257.6
Net Investment Income	18.5	4.6	8.9
Other Income	0.9	0.4	0.4

Total Unitrin Direct	365.0	295.5	266.9

Life and Health Insurance:
Earned Premiums	650.6	661.4	653.7
Net Investment Income	225.3	162.1	181.0
Other Income	0.7	1.1	1.2

Total Life and Health Insurance	876.6	824.6	835.9

Fireside Bank:
Interest, Loan Fees and Earned Discounts	175.0	237.4	251.2
Other Automobile Finance Revenues	3.5	4.9	9.0

Automobile Finance Revenues	178.5	242.3	260.2
Net Investment Income	2.8	4.5	4.9

Total Fireside Bank	181.3	246.8	265.1

Total Segment Revenues	2,945.9	2,820.0	2,807.3

Unallocated Dividend Income	1.3	10.8	25.2
Net Realized Gains on the Sales of Investments	24.6	59.2	95.5
Net Impairment Losses Recognized in Earnings	(50.4)	(152.9)	(33.0)
Other	12.0	5.1	8.0

Total Revenues	$2,933.4	$2,742.2	$2,903.0

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 21. BUSINESS SEGMENTS (Continued)

Segment Operating Profit for the years ended December 31, 2009, 2008 and 2007 was:

DOLLARS IN MILLIONS	2009	2008	2007
SEGMENT OPERATING PROFIT (LOSS)
Kemper	$86.2	$7.6	$88.2
Unitrin Specialty	30.5	10.2	35.3
Unitrin Direct	(12.6)	(52.5)	(41.2)
Life and Health Insurance	168.5	79.3	150.6
Fireside Bank	1.6	(25.3)	(66.0)

Total Segment Operating Profit	274.2	19.3	166.9
Unallocated Dividend Income	1.3	10.8	25.2
Net Realized Gains on Sales of Investments	24.6	59.2	95.5
Net Impairment Losses Recognized in Earnings	(50.4)	(152.9)	(33.0)
Other Expense, Net	(20.1)	(26.4)	(27.8)

Income (Loss) from Continuing Operations before Income Taxes and Equity in Net Income (Loss) of Investee	$229.6	$(90.0)	$226.8

Segment Net Income for the years ended December 31, 2009, 2008 and 2007 was:

DOLLARS IN MILLIONS	2009	2008	2007
SEGMENT NET INCOME (LOSS)
Kemper	$63.7	$13.4	$66.5
Unitrin Specialty	23.5	10.1	27.0
Unitrin Direct	(5.3)	(32.0)	(24.9)
Life and Health Insurance	112.1	51.8	97.0
Fireside Bank	(5.3)	(22.3)	(38.8)

Total Segment Net Income	188.7	21.0	126.8
Net Income (Loss) From:
Unallocated Dividend Income	1.1	9.5	22.2
Net Realized Gains (Losses) on Sales of Investments	16.0	38.0	62.1
Net Impairment Losses Recognized in Earnings	(32.8)	(99.0)	(21.6)
Other Expense, Net	(9.8)	(13.3)	(12.6)

Income (Loss) from Continuing Operations before Equity in Net Income (Loss) of Investee	163.2	(43.8)	176.9
Equity in Net Income (Loss) of Investee	(1.0)	5.8	1.2

Income (Loss) from Continuing Operations	$162.2	$(38.0)	$178.1

Amortization of Deferred Policy Acquisition Costs by Operating Segment for the years ended December 31, 2009, 2008 and 2007 was:

DOLLARS IN MILLIONS	2009	2008	2007
Kemper	$167.3	$166.7	$163.5
Unitrin Specialty	75.8	65.1	56.6
Unitrin Direct	6.1	7.5	11.0
Life and Health Insurance	62.8	72.2	69.3

Total Amortization	$312.0	$311.5	$300.4

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 21. BUSINESS SEGMENTS (Continued)

Earned Premiums by product line for the years ended December 31, 2009, 2008 and 2007 were:

DOLLARS IN MILLIONS	2009	2008	2007
EARNED PREMIUMS
Life	$399.7	$398.5	$387.8
Accident and Health	159.2	160.1	157.9
Property and Casualty:
Personal Lines:
Automobile	1,394.1	1,287.8	1,192.3
Homeowners	301.1	295.2	286.6
Other Personal	145.4	155.0	156.3

Total Personal Lines	1,840.6	1,738.0	1,635.2
Commercial Lines:
Automobile	56.0	80.0	106.0

Total Earned Premiums	$2,455.5	$2,376.6	$2,286.9

NOTE 22. CATASTROPHE REINSURANCE

Catastrophes and storms are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and will continue to be, a material factor in the results of operations and financial position of the Company’s property and casualty insurance companies. Further, because the level of these insured losses occurring in any one year cannot be accurately predicted, these losses may contribute to material year-to-year fluctuations in the results of the operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by ISO to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25.0 million or more in direct losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions that follow utilize ISO’s definition of catastrophes.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 22. CATASTROPHE REINSURANCE (Continued)

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

(Dollars in Millions)	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Kemper Segment
Retained	$–	$50.0	–%
1st Layer of Coverage	50.0	100.0	55.4%
2nd Layer of Coverage	100.0	200.0	95.0%
3rd Layer of Coverage	200.0	350.0	86.6%

Unitrin Direct and Unitrin Specialty Segments
Retained	$–	$2.0	–%
1st Layer of Coverage	2.0	15.0	95.7%

Life and Health Segment—Property Insurance Operations
Retained	$–	$8.0	–%
1st Layer of Coverage	8.0	15.0	97.0%
2nd Layer of Coverage	15.0	40.0	100.0%

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

The catastrophe reinsurance program for the Life and Health Insurance and Unitrin Direct segments in 2009 also includes reinsurance coverage from FHCF for hurricane losses in Florida at retentions lower than those described above.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 22. CATASTROPHE REINSURANCE (Continued)

Coverage for each catastrophe reinsurance program effective January 1, 2008 is provided in various layers as presented below:

(Dollars in Millions)	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Kemper Segment
Retained	$–	$40.0	–%
1st Layer of Coverage	40.0	70.0	61.5%
2nd Layer of Coverage	70.0	150.0	93.0%
3rd Layer of Coverage	150.0	250.0	92.0%

Unitrin Direct and Unitrin Specialty Segments
Retained	$–	$2.0	–%
1st Layer of Coverage	2.0	15.0	100.0%

Life and Health Segment—Property Insurance Operations
Retained	$–	$6.0	–%
1st Layer of Coverage	6.0	20.0	82.5%
2nd Layer of Coverage	20.0	50.0	100.0%
3rd Layer of Coverage	50.0	80.0	100.0%

The catastrophe reinsurance program presented above for the Life and Health Insurance segment excludes business written by Mutual Savings Fire. Mutual Savings Fire participated in a separate reinsurance program in 2008 which provided reinsurance coverage of 95% of reinsured catastrophe losses of $3.5 million above retention of $0.5 million.

The catastrophe reinsurance programs for the Life and Health Insurance and Unitrin Direct segments in 2008 also included reinsurance coverage from the FHCF for hurricane losses in Florida at retentions lower than those described above.

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

The annual program covering the Company’s Unitrin Direct and Unitrin Specialty segments and Unitrin Business Insurance provided, effective January 1, 2007, reinsurance coverage of 100% of reinsured catastrophe losses of $36 million above retention of $4 million. The 2007 annual programs covering these segments did not include Merastar. The annual program covering Merastar was effective on March 31, 2007 and provided reinsurance coverage of 97.5% of reinsured catastrophe losses of $7.25 million above retention of $0.75 million.

The annual program covering the property insurance operations of the Company’s Life and Health Insurance segment provided, effective January 1, 2007, reinsurance coverage of 100% of reinsured catastrophe losses of $120 million above retention of $10 million. The catastrophe reinsurance programs for the Life and Health Insurance segment in 2007 also included reinsurance coverage from the FHCF for hurricane losses in Florida at retentions lower than those described above.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 22. CATASTROPHE REINSURANCE (Continued)

In addition, in the event that the Company’s incurred catastrophe losses and LAE covered by any of the various reinsurance programs in 2008 and 2007 exceeded the retention for a particular layer, each of the programs in 2008 and 2007 required one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such program.

Catastrophe reinsurance premiums for the Company’s primary reinsurance programs and the FHCF reduced earned premiums for the years ended December 31, 2009, 2008 and 2007 by the following:

DOLLARS IN MILLIONS	2009	2008	2007
Kemper	$22.4	$19.6	$19.4
Unitrin Specialty	0.3	0.3	0.2
Unitrin Direct	1.5	0.2	1.1
Life and Health Insurance	4.3	10.5	8.5

Total Ceded Catastrophe Reinsurance Premiums	$28.5	$30.6	$29.2

The Life and Health Insurance segment presented above includes reinsurance reinstatement premiums of $4.4 million for the year ended December 31, 2008 to reinstate coverage following Hurricanes Dolly, Gustav and Ike.

Total catastrophe losses and LAE (including development), net of reinsurance recoveries, reported in continuing operations were $43.5 million, $144.9 million and $39.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Catastrophe losses and LAE (including development), net of reinsurance recoveries, for the years ended December 31, 2009, 2008 and 2007 by business segment are presented below.

DOLLARS IN MILLIONS	2009	2008	2007
Kemper	$29.3	$97.4	$27.8
Unitrin Specialty	4.2	2.9	0.5
Unitrin Direct	3.4	3.1	0.6
Life and Health Insurance	6.6	41.5	10.5

Total Catastrophe Losses and LAE	$43.5	$144.9	$39.4

Catastrophe loss and LAE reserves, net of reinsurance recoverables, developed favorably by $18.4 million for the year ended December 31, 2009. Catastrophe loss and LAE reserves, net of reinsurance recoverables, developed adversely by $4.8 million for the year ended December 31, 2008. Catastrophe loss and LAE reserves, net of reinsurance recoverables, developed favorably by $4.6 million for the year ended December 31, 2007. No major hurricanes that significantly impacted the Company made landfall in the United States during 2009 or 2007. In the third quarter of 2008, three major hurricanes that significantly impacted the Company (Dolly, Gustav and Ike) made landfall in the United States. A summary of the Company’s estimated losses and LAE, net of reinsurance recoveries, from Hurricanes Dolly, Gustav and Ike reported in the Company’s Consolidated Statements of Operations for the year ended December 31, 2008 by business segment were:

DOLLARS IN MILLIONS	Dolly	Gustav	Ike	Total
Kemper	$0.6	$12.1	$27.9	$40.6
Unitrin Specialty	–	0.5	1.0	1.5
Unitrin Direct	–	–	0.5	0.5
Life and Health Insurance	6.8	7.3	8.7	22.8

Total Loss and LAE, Net of Reinsurance	$7.4	$19.9	$38.1	$65.4

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 22. CATASTROPHE REINSURANCE (Continued)

The estimated losses presented above by the Life and Health Insurance segment are net of reinsurance recoveries of $2.9 million, $6.0 million and $37.2 million related to Hurricanes Dolly, Gustav and Ike, respectively. The Company’s estimates for Hurricanes Dolly, Gustav and Ike include estimates for both direct losses and LAE and indirect losses from residual market assessments, such as TWIA. In addition to the losses presented above, Insurance Expenses for the year ended December 31, 2008 includes an expense of $3.9 million related to the Kemper segment’s estimate of its share of assessments from TWIA. Insurance Expenses for the year ended December 31, 2009 includes a reduction of expense of $2.8 million due to a decrease in the Company’s estimate of its share of assessments from TWIA. The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of actual reinsurance recoveries, may vary materially from the estimated amount reserved. The Company’s estimates of direct catastrophe losses are generally based on inspections by claims adjusters and historical loss development experience for areas that have not been inspected or for claims that have not yet been reported. The Company’s estimates of direct catastrophe losses are based on the coverages provided by its insurance policies. The Company’s homeowners and dwellings insurance policies do not provide coverage for losses caused by floods, but generally provide coverage for physical damage caused by wind or wind driven rain. Accordingly, the Company’s estimates of direct losses for homeowners and dwellings insurance do not include losses caused by flood. Depending on the policy, automobile insurance may provide coverage for losses caused by flood. Estimates of the number and severity of claims ultimately reported are influenced by many variables including, but not limited to, repair or reconstruction costs and determination of cause of loss, that are difficult to quantify and will influence the final amount of claim settlements. All these factors, coupled with the impact of the availability of labor and material on costs, require significant judgment in the reserve setting process. A change in any one or more of these factors is likely to result in an ultimate net claim cost different from the estimated reserve. The Company’s estimates of indirect losses from residual market assessments are based on a variety of factors including, but not limited to, actual or estimated assessments provided by or received from the assessing entity, insurance industry estimates of losses, and estimates of the Company’s market share in the assessable states. Actual assessments may differ materially from these estimated amounts.

NOTE 23. OTHER REINSURANCE

In addition to the reinsurance programs described in Note 22, “Catastrophe Reinsurance,” to the Consolidated Financial Statements, Unitrin’s insurance subsidiaries utilize other reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and to minimize exposures on larger risks. The ceding of insurance does not discharge the primary liability of the original insurer. Accordingly, insurance reserve liabilities are reported gross of any estimated recovery from reinsurers in the Consolidated Balance Sheets. Amounts recoverable from reinsurers are estimated in a manner consistent with the insurance reserve liability and are included in Other Receivables in the Consolidated Balance Sheets.

Earned Premiums ceded on long-duration and short-duration policies were not material for the years ended December 31, 2009, 2008 and 2007. Certain insurance subsidiaries assume business from other insurance companies and involuntary pools. Earned Premiums assumed on long-duration and short-duration policies for the years ended December 31, 2009, 2008 and 2007 were:

DOLLARS IN MILLIONS	2009	2008	2007
Earned Premiums Assumed From:
Capitol	$35.8	$50.9	$53.3
ORCC	10.2	10.6	10.8
Other	5.4	5.4	3.1

Total Earned Premiums Assumed	$51.4	$66.9	$67.2

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 23. OTHER REINSURANCE (Continued)

Trinity and Capitol are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by Capitol. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Five employees of the Company serve as directors of Capitol’s five member board of directors. Nine employees of the Company also serve as directors of Capitol’s wholly owned subsidiary’s, ORCC’s, nine member board of directors. Trinity and ORCC are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by ORCC. Unitrin’s subsidiary, United Insurance, provides claims and administrative services to Capitol and ORCC. In addition, agents appointed by Unitrin’s subsidiary, Reliable, and employed by United Insurance, are also appointed by Capitol and ORCC to sell property insurance products. The Company also provides certain investment services to Capitol and ORCC.

NOTE 24. FAIR VALUE MEASUREMENTS

The Company classifies its Investments in Fixed Maturities and Equity Securities as available for sale and reports these investments at fair value. The Company classifies certain investments in mutual funds included in Other Investments as trading securities and reports these investments at fair value. The Company has no material liabilities that are measured and reported at fair value.

The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2009 is summarized below:

DOLLARS IN MILLIONS	Fair Value Measurements			Fair Value Dec. 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$245.3	$475.6	$–	$720.9
States, Municipalities and Political Subdivisions	–	1,745.3	–	1,745.3
Corporate Securities:
Bonds and Notes	–	1,807.8	124.8	1,932.6
Redeemable Preferred Stocks	–	80.3	70.1	150.4
Mortgage and Asset Backed	–	7.3	4.9	12.2

Total Investments in Fixed Maturities	245.3	4,116.3	199.8	4,561.4
Equity Securities:
Preferred Stocks	–	109.5	5.6	115.1
Common Stocks	28.0	4.8	8.4	41.2
Other Equity Interests	–	–	39.1	39.1

Total Equity Securities	28.0	114.3	53.1	195.4

Total Available for Sale Securities	273.3	4,230.6	252.9	4,756.8
Trading Securities:
Other Investments	4.6	–	–	4.6

Total	$277.9	$4,230.6	$252.9	$4,761.4

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 24. FAIR VALUE MEASUREMENTS (Continued)

The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2008 is summarized below:

DOLLARS IN MILLIONS	Fair Value Measurements			Fair Value Dec. 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities:
Fixed Maturities	$254.0	$3,677.1	$204.8	$4,135.9
Equity Securities	47.8	114.6	59.4	221.8

Total Available for Sale Securities	301.8	3,791.7	264.2	4,357.7
Trading Securities:
Other Investments:	3.8	–	–	3.8

Total	$305.6	$3,791.7	$264.2	$4,361.5

Additional information pertaining to the Company’s investments in Fixed Maturities and Equity Securities classified as Level 3 at December 31, 2008 are presented below:

DOLLARS IN MILLIONS	Fair Value Dec. 31, 2008
Fixed Maturities
Corporate Bonds and Notes Due at a Single Maturity Date	$128.6
Redeemable Preferred Stocks	70.6
Mortgage and Asset Backed	5.6

Total Fixed Maturities Classified as Level 3	204.8

Equity Securities:
Common Stocks	10.4
Preferred Stocks	4.9
Other Equity Interests	44.1

Total Other Equity Securities Classified as Level 3	59.4

Total Investments Classified as Level 3	$264.2

The Company’s investments in available for sale securities reported as Fixed Maturities and classified as Level 1 in the above tables primarily consist of U.S. Treasury Bonds and Notes. The Company’s investments in available for sale securities reported as Equity Securities and classified as Level 1 in the above tables primarily consist of investments in publicly-traded common stocks. The Company’s investments in available for sale securities reported as Fixed Maturities and classified as Level 2 in the above tables primarily consist of investments in corporate bonds and redeemable preferred stocks, state and municipal bonds, and bonds and mortgage-backed securities of U.S. government agencies. The Company’s investments in available for sale securities reported as Equity Securities and classified as Level 2 in the above tables primarily consist of investments in preferred stocks. The Company uses a leading, nationally recognized provider of market data and analytics to price the vast majority of the Company’s Level 2 measurements. The provider utilizes evaluated pricing models that vary by

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 24. FAIR VALUE MEASUREMENTS (Continued)

asset class and incorporate available trade, bid and other market information. Because many fixed maturity securities do not trade on a daily basis, the provider’s evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to prepare evaluations. In addition, the provider uses model processes to develop prepayment and interest rate scenarios. The pricing provider’s models and processes also take into account market convention. For each asset class, teams of its evaluators gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models. The Company generally validates the measurements obtained from its primary pricing provider by comparing them with measurements obtained from one additional pricing provider that provides either prices from recent market transactions or quotes in inactive markets or evaluations based on its own proprietary models. The Company investigates significant differences related to the values provided. On completion of its investigation, management exercises judgment to determine the price selected and whether adjustments, if any, to the price obtained from the Company’s primary pricing provider would warrant classification of the price as Level 3. In instances where a measurement cannot be obtained from either pricing provider, the Company generally will evaluate bid prices from one or more binding quotes obtained from market makers to value investments in inactive markets and classified by the Company as Level 2. The Company generally classifies securities when it receives non-binding quotes or indications as Level 3 securities unless the Company can validate the quote or indication against recent transactions in the market. For securities classified as Level 3, the Company either uses valuations provided by third party fund managers, third party appraisers or the Company’s own internal valuations. These valuations typically employ valuation techniques including earning multiples based on comparable public securities, industry specific non-earnings based multiples, and discounted cash flow models. Valuations classified as Level 3 by the Company generally consist of investments in various private placement securities of non-rated entities. In rare cases, if the private placement security has only been outstanding for a short amount of time, the Company, after considering the initial assumptions used in acquiring an investment, considers the original purchase price as representative of the fair value.

Additional information pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2009 is presented below:

DOLLARS IN MILLIONS	Fixed Maturities			Equity Securities		Total
	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset Backed	Preferred and Common Stocks	Other Equity Interests
Balance at Beginning of Period	$128.6	$70.6	$5.6	$15.3	$44.1	$264.2
Total Gains (Losses):
Included in Consolidated Statement of Operations	(25.6)	(6.3)	–	(2.9)	(0.2)	(35.0)
Included in Other Comprehensive Income (Loss)	2.7	3.5	(0.2)	5.4	7.1	18.5
Purchases, Sales and Settlements, Net	19.1	2.3	(1.2)	–	(11.9)	8.3
Transfers in and/or out of Level 3	–	–	0.7	(3.8)	–	(3.1)

Balance at December 31, 2009	$124.8	$70.1	$4.9	$14.0	$39.1	$252.9

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 24. FAIR VALUE MEASUREMENTS (Continued)

Included in Other Equity Interests is $35.2 million of private equity funds and mezzanine debt funds which the company has unfunded commitments of $65.3 million. These funds cannot be redeemed, instead distributions are received through the liquidation of the underlying investments of the fund. It is estimated that the assets of these funds will be liquidated and distributed to the Company between 2010 and 2023.

Summary information pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2008 are presented below:

DOLLARS IN MILLIONS	Year Ended Dec. 31, 2008
Balance at Beginning of Period	$218.9
Total Gains (Losses):
Included in Consolidated Statement of Operations	(53.4)
Included in Other Comprehensive Income (Loss)	(29.3)
Purchases, Sales and Settlements, Net	126.5
Transfers in (out) of Level 3	1.5

Balance at End of Period	$264.2

NOTE 25. CONTINGENCIES

In the ordinary course of their businesses, Unitrin and its subsidiaries are involved in a number of legal proceedings, including lawsuits and regulatory examinations and inquiries. Some of these proceedings involve matters particular to the Company or one or more of its subsidiaries, while others pertain to business practices in the industries in which Unitrin or its subsidiaries operate. Some lawsuits seek class action status that, if granted, could expose Unitrin or its subsidiaries to potentially significant liability by virtue of the size of the putative classes. These matters can raise complicated issues and may be subject to many uncertainties, including but not limited to: (i) the underlying facts of the matter; (ii) unsettled questions of law; (iii) issues unique to the jurisdiction where the matter is pending; (iv) damage claims, including claims for punitive damages, that are disproportionate to the actual economic loss incurred; and (v) the legal, regulatory and political environments faced by large corporations generally and the insurance and banking sectors specifically. Accordingly, the outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular points in time are in most cases difficult or impossible to ascertain.

Certain subsidiaries of Unitrin, like many property and casualty insurers, are defending a significant volume of lawsuits, among them two statewide putative class actions, in Florida, Louisiana and Texas arising out of property damage caused by catastrophes and storms, including major hurricanes that have occurred over the last several years. In these matters, the plaintiffs seek compensatory and punitive damages, and equitable relief. The Company believes its relevant subsidiaries have meritorious defenses to these proceedings which they are vigorously defending. However, it is anticipated that additional lawsuits will continue to be filed, at least until the applicable statutes of limitation expire, though some courts continue to demonstrate reluctance to enforce these statutes.

The Company believes that resolution of its pending legal proceedings will not have a material adverse effect on the Company’s financial position. However, given the unpredictability of the legal environment, there can be no assurance that one or more of these matters will not produce a loss which could have a material adverse effect on the Company’s financial results for any given period.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 25. CONTINGENCIES (Continued)

The legal and regulatory environment within which Unitrin and its subsidiaries conduct their businesses is often unpredictable. Industry practices that were considered legally-compliant and reasonable for years may suddenly be deemed unacceptable by virtue of an unexpected court or regulatory ruling. Anticipating such shifts in the law and the impact they may have on the Company and its operations is a difficult task and there can be no assurances that the Company will not encounter such shifts in the future.

NOTE 26. RELATED PARTIES

One of Unitrin’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. Prior to January 1, 2009. Certain of Unitrin’s insurance subsidiaries and FS&C were parties to agreements under which FS&C provided investment management services to these subsidiaries for a fee based upon the fair market value of the assets under management. During 2008, FS&C sold all of the investments it managed for Unitrin’s insurance subsidiaries. Accordingly, Unitrin’s insurance subsidiaries had no investments managed by FS&C at December 31, 2009 and 2008. Unitrin’s insurance subsidiaries had $226.2 million in assets managed by FS&C at December 31, 2007. Unitrin’s insurance subsidiaries did not make any payments to FS&C in 2009. Unitrin’s insurance subsidiaries paid, in the aggregate, $0.5 million per year to FS&C for the years ended December 31, 2008 and 2007.

FS&C continues to provide investment management services with respect to certain funds of the Company’s pension plans. The Company’s pension plans had $84.3 million, $68.5 million and $99.6 million, respectively, in assets managed by FS&C at December 31, 2009, 2008 and 2007, respectively. The Company’s pension plans paid, in the aggregate, $0.3 million to FS&C for the year ended December 31, 2009. The Company’s pension plans paid, in the aggregate, $0.2 million per year to FS&C for the years ended December 31, 2008 and 2007.

With respect to the Company’s defined contribution plans, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. Participants in the Company’s defined contribution plans had allocated $16.9 million, $14.7 million and $25.3 million for investment in the Dreyfus Appreciation Fund at December 31, 2009, 2008 and 2007, respectively, representing 7%, 7% and 9% of the total amount invested in the Company’s defined contribution plans at December 31, 2009, 2008 and 2007, respectively.

Unitrin’s Life and Health Insurance segment paid $0.2 million and $0.5 million to Intermec for the years ended December 31, 2009 and 2008, respectively, for the maintenance of hand held computers previously purchased from Intermec.

The Company believes that the transactions described above have been entered into on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

Eric J. Draut, Unitrin’s Executive Vice President and Chief Financial Officer and a member of Unitrin’s Board of Directors, is a director of Intermec (the Company’s Investee).

As described in Note 23, “Other Reinsurance,” to the Consolidated Financial Statements, the Company also has certain relationships with Capitol, a mutual insurance company which is owned by its policyholders.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 27. QUARTERLY FINANCIAL INFORMATION (Unaudited)

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	THREE MONTHS ENDED (UNAUDITED)				YEAR ENDED
	MARCH 31, 2009	JUNE 30, 2009	SEPT. 30, 2009	DEC. 31, 2009	DEC. 31, 2009
Revenues:
Earned Premiums	$612.5	$626.3	$616.2	$600.5	$2,455.5
Automobile Finance Revenues	52.9	47.4	42.1	36.1	178.5
Net Investment Income	47.0	94.4	93.3	88.0	322.7
Other Income	0.4	0.5	1.1	0.5	2.5
Net Realized Investment Gains on Sales of Investments	0.8	4.4	12.4	7.0	24.6
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(25.0)	(10.3)	(14.6)	(0.7)	(50.6)
Portion of Losses Recognized in Other Comprehensive Income	–	0.6	0.1	(0.5)	0.2

Net Impairment Losses Recognized In Earnings	(25.0)	(9.7)	(14.5)	(1.2)	(50.4)

Total Revenues	688.6	763.3	750.6	730.9	2,933.4

Expenses:
Policyholders’ Benefits and Incurred
Losses and Loss Adjustment Expenses	439.4	453.8	435.1	411.2	1,739.5
Insurance Expenses	182.9	183.8	177.0	177.5	721.2
Automobile Finance Expenses	46.4	36.0	29.2	24.6	136.2
Interest Expense on Certificates of Deposits	12.6	11.9	10.1	8.9	43.5
Write-off of Goodwill	–	1.5	–	–	1.5
Interest and Other Expenses	15.2	16.8	15.5	14.4	61.9

Total Expenses	696.5	703.8	666.9	636.6	2,703.8

Income (Loss) from Continuing Operations before Income Taxes and Equity in Net Income (Loss) of Investee	(7.9)	59.5	83.7	94.3	229.6
Income Tax Benefit (Expense)	0.4	(16.8)	(21.7)	(28.3)	(66.4)

Income (Loss) from Continuing Operations before Equity in Net Income (Loss) of Investee	(7.5)	42.7	62.0	66.0	163.2
Equity in Net Income (Loss) of Investee	1.2	(1.3)	(1.0)	0.1	(1.0)

Income (Loss) from Continuing Operations	(6.3)	41.4	61.0	66.1	162.2

Discontinued Operations:
Income from Discontinued Operations Before Income Taxes	1.2	0.9	1.6	0.3	4.0
Income Tax Expense	(0.5)	(0.4)	(0.5)	(0.1)	(1.5)

Income from Discontinued Operations	0.7	0.5	1.1	0.2	2.5

Net Income (Loss)	$(5.6)	$41.9	$62.1	$66.3	$164.7

Income (Loss) from Continuing Operations Per Unrestricted Share:
Basic	$(0.10)	$0.66	$0.98	$1.06	$2.60

Diluted	$(0.10)	$0.66	$0.98	$1.06	$2.60

Net Income (Loss) Per Unrestricted Share:
Basic	$(0.09)	$0.67	$1.00	$1.06	$2.64

Diluted	$(0.09)	$0.67	$1.00	$1.06	$2.64

Dividends Paid to Shareholders (Per Share)	$0.47	$0.20	$0.20	$0.20	$1.07

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 27. QUARTERLY FINANCIAL INFORMATION (Unaudited) (Continued)

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	THREE MONTHS ENDED (UNAUDITED)				YEAR ENDED
	MARCH 31, 2008	JUNE 30, 2008	SEPT. 30, 2008	DEC. 31, 2008	DEC. 31, 2008
Revenues:
Earned Premiums	$575.9	$596.3	$599.5	$604.9	$2,376.6
Automobile Finance Revenues	63.4	62.1	60.1	56.7	242.3
Net Investment Income	45.9	81.4	63.7	21.9	212.9
Other Income	0.5	0.9	1.2	1.5	4.1
Net Realized Investment Gains Losses on Sales of Investments	14.7	23.3	27.5	(6.3)	59.2
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(8.5)	(18.3)	(72.1)	(54.0)	(152.9)
Portion of Losses Recognized in Other Comprehensive Income	–	–	–	–	–

Net Impairment Losses Recognized In Earnings	(8.5)	(18.3)	(72.1)	(54.0)	(152.9)

Total Revenues	691.9	745.7	679.9	624.7	2,742.2

Expenses:
Policyholders’ Benefits and Incurred
Losses and Loss Adjustment Expenses	410.7	448.2	494.3	412.0	1,765.2
Insurance Expenses	172.3	182.8	190.8	190.6	736.5
Automobile Finance Expenses	53.9	69.6	47.8	32.8	204.1
Interest Expense on Certificates of Deposits	15.7	15.0	14.2	13.8	58.7
Write-off of Goodwill	–	–	–	9.2	9.2
Interest and Other Expenses	16.7	15.0	14.6	12.2	58.5

Total Expenses	669.3	730.6	761.7	670.6	2,832.2

Income (Loss) from Continuing Operations before Income Taxes and Equity in Net Income of Investee	22.6	15.1	(81.8)	(45.9)	(90.0)
Income Tax Benefit (Expense)	(4.1)	0.8	31.2	18.3	46.2

Income (Loss) from Continuing Operations before Equity in Net Income of Investee	18.5	15.9	(50.6)	(27.6)	(43.8)
Equity in Net Income of Investee	2.2	1.1	1.0	1.5	5.8

Income (Loss) from Continuing Operations	20.7	17.0	(49.6)	(26.1)	(38.0)

Discontinued Operations:
Income (Loss) from Discontinued Operations Before Income Taxes	(10.2)	(1.6)	6.7	23.3	18.2
Income Tax Benefit (Expense)	4.7	(4.4)	(2.3)	(7.8)	(9.8)

Income (Loss) from Discontinued Operations	(5.5)	(6.0)	4.4	15.5	8.4

Net Income (Loss)	$15.2	$11.0	$(45.2)	$(10.6)	$(29.6)

Income (Loss) from Continuing Operations Per Unrestricted Share:
Basic	$0.32	$0.27	$(0.79)	$(0.42)	$(0.60)

Diluted	$0.32	$0.27	$(0.79)	$(0.42)	$(0.60)

Net Income (Loss) Per Unrestricted Share:
Basic	$0.24	$0.18	$(0.72)	$(0.17)	$(0.47)

Diluted	$0.24	$0.17	$(0.72)	$(0.17)	$(0.47)

Dividends Paid to Shareholders (Per Share)	$0.47	$0.47	$0.47	$0.47	$1.88

The sum of quarterly per share amounts does not equal per share amounts for the year due to differences in weighted-average shares and/or equivalent shares outstanding for each of the periods presented.

Report of Independent Registered Public Accounting Firm

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF UNITRIN, INC.

We have audited the accompanying consolidated balance sheets of Unitrin, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unitrin, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of recognizing and presenting other-than-temporary impairments in 2009.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 1, 2010

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2009.

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

/S/ DONALD G. SOUTHWELL	/S/ ERIC J. DRAUT
Donald G. Southwell	Eric J. Draut
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 1, 2010

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

The information required by this Item is incorporated herein by reference to the sections captioned “Election of Directors,” “Unitrin Executive Officers,” “Ownership of Unitrin Common Stock” and “Corporate Governance” in the Proxy Statement for the 2010 Annual Meeting of Shareholders of Unitrin. Unitrin plans to file such proxy statement within 120 days after December 31, 2009, the end of Unitrin’s fiscal year.

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

The information required by this Item is incorporated herein by reference to the sections captioned “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement for the 2010 Annual Meeting of Shareholders of Unitrin. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the table below and incorporated herein by reference to the section captioned “Ownership of Unitrin Common Stock” in the Proxy Statement for the 2010 Annual Meeting of Shareholders of Unitrin.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs (1)
Equity Compensation Plans Approved by Security Holders	4,619,470	44.13	2,389,164
Equity Compensation Plans Not Approved by Security Holders	–	–	–

Total	4,619,470	44.13	2,389,164

(1)	In addition to shares available for issuance under the Company’s three stock option plans, this number includes 687,626 shares of restricted stock available for issuance under the Company’s 2005 Restricted Stock and Restricted Stock Unit Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the sections captioned “Related Person Transactions” and “Director Independence” in the Proxy Statement for the 2010 Annual Meeting of Shareholders of Unitrin.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the section captioned “Independent Registered Public Accountant” in the Proxy Statement for the 2010 Annual Meeting of Shareholders of Unitrin.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report

1.	Financial Statements. The consolidated balance sheets of Unitrin and subsidiaries as of December 31, 2009 and 2008, and the consolidated statements of operations, cash flows and shareholders’ equity and comprehensive income (loss) for the years ended December 31, 2009, 2008 and 2007, together with the notes thereto and the report of Deloitte & Touche LLP thereon appearing in Item 8 are included in this 2009 Annual Report on Form 10-K.

2.	Financial Statement Schedules. The following five financial statement schedules are included on the pages immediately following the signature pages hereof. Schedules not listed here have been omitted because they are not applicable or not material or the required information is included in the Consolidated Financial Statements.

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

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.1 through 10.20 relate to compensatory plans incorporated by reference as exhibits hereto pursuant to Item 15(b) of Form 10-K.

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s 2007 Annual Report on Form 10-K filed February 4, 2008.)

3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 12, 2008.)

4.1	Rights Agreement between Unitrin, Inc. and Computershare Trust Company, N.A. as successor Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, dated as of August 4, 2004 and amended May 4, 2006 and October 9, 2006. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2009.)

4.2	Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.3	Officer’s Certificate, including form of Senior Note with respect to the Company’s 6.00% Senior Notes due May 15, 2017 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2008.)

10.1	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.2	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated effective February 1, 2006 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.3	Unitrin, Inc. 2002 Stock Option Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.4	2005 Restricted Stock and Restricted Stock Unit Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.5	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.6	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.7	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.8	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.9	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.10	Form of Time-Vested Restricted Stock Award Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.11	Form of Performance-Based Restricted Stock Award Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 9, 2009.)

10.12	Unitrin, Inc. Pension Equalization Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.13	Unitrin, Inc. Defined Contribution Supplemental Retirement Plan, effective January 1, 2008 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.14	Unitrin, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.15	Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed December 12, 2008), with the following executive officers:

Donald G. Southwell (Chairman, President and Chief Executive Officer)

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

10.16	Unitrin, Inc. Severance Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.17	Unitrin, Inc. 2009 Performance Incentive Plan, effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2009.)

10.18	Form of Annual Incentive Award Instrument under the Unitrin, Inc. 2009 Performance Incentive Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed February 10, 2009.)

10.19	Form of Multi-Year Incentive Award Agreement under the Unitrin, Inc. 2009 Performance Incentive Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed February 10, 2009.)

10.20	Unitrin is a party to individual Indemnification and Expense Advancement Agreements (the form of which is incorporated herein by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed March 27, 2009) with each of its directors.

10.21	Credit Agreement, dated as of October 30, 2009, by and among Unitrin, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender, and JPMorgan Chase Bank, N.A., as syndication agent. (Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly report on Form 10-Q filed November 2, 2009.)

12	Ratios of Earnings to Fixed Charges

13	Shareholders’ Letter (forms a part of MD&A)

21	Subsidiaries of Unitrin, Inc.

23	Consent of Deloitte & Touche LLP

24	Power of Attorney (included on the signature page hereof)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

(b)	Exhibits. Included in Item 15(a)3 above

(c)	Financial Statement Schedules. Included in Item 15(a)2 above

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints each of Donald G. Southwell, Chairman, President and Chief Executive Officer, Eric J. Draut, Executive Vice President and Chief Financial Officer, and Scott Renwick, Senior Vice President, General Counsel and Secretary, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the SEC, any and all amendments to this 2009 Annual Report on Form 10-K of Unitrin, Inc., together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Unitrin, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the SEC in respect thereof, which amendments may make such other changes in the 2009 Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Unitrin, Inc. has duly caused this 2009 Annual Report on Form 10-K for the fiscal year ended December 31, 2009 to be signed on its behalf by the undersigned, thereunto duly authorized, on February 1, 2010.

UNITRIN, INC. (Registrant)

By:	/S/ DONALD G. SOUTHWELL
Donald G. Southwell
Chairman, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Unitrin, Inc. in the capacities indicated on February 1, 2010.

Signature	Title

/S/ DONALD G. SOUTHWELL Donald G. Southwell	Chairman, President, Chief Executive Officer and Director

/S/ ERIC J. DRAUT Eric J. Draut	Executive Vice President, Chief Financial Officer and Director (principal financial officer)

/S/ RICHARD ROESKE Richard Roeske	Vice President and Chief Accounting Officer (principal accounting officer)

/S/ JAMES E. ANNABLE James E. Annable	Director

/S/ DOUGLAS G. GEOGA Douglas G. Geoga	Director

/S/ REUBEN L. HEDLUND Reuben L. Hedlund	Director

/S/ WAYNE KAUTH Wayne Kauth	Director

Signature	Title

/S/ FAYEZ S. SAROFIM Fayez S. Sarofim	Director

/S/ RICHARD C. VIE Richard C. Vie	Director

/S/ ANN E. ZIEGLER Ann E. Ziegler	Director

SCHEDULE I

UNITRIN, INC. AND SUBSIDIARIES

INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2009

(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$698.3	$720.9	$720.9
States, Municipalities and Political Subdivisions	1,684.0	1,745.3	1,745.3
Corporate Securities:
Other Bonds and Notes	1,879.4	1,944.8	1,944.8
Redeemable Preferred Stocks	151.5	150.4	150.4

Total Investments in Fixed Maturities	4,413.2	4,561.4	4,561.4

Equity Securities:
Preferred Stocks	115.9	115.1	115.1
Common Stocks	29.7	41.2	41.2
Other Equity Interests	38.8	39.1	39.1

Total Investments in Equity Securities	184.4	195.4	195.4

Investee (A):
Intermec	98.4	162.8	98.4

Loans, Real Estate and Other Investments	771.6	XXX.X	771.6
Short-term Investments	397.0	XXX.X	397.0

Total Investments	$5,864.6		$6,023.8

(A)—Amortized Cost = Cost Plus Cumulative Undistributed Comprehensive Earnings.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHI-1

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY BALANCE SHEETS

December 31, 2009 and 2008

(Dollars in Millions)

	December 31, 2009	December 31, 2008
ASSETS
Investments in Subsidiaries	$2,551.1	$2,382.4
Notes Receivable from Subsidiary, 10.00% Due 2010	20.0	20.0
Equity Securities at Fair Value (Cost: 2009 – $4.6; 2008 – $4.0)	4.5	4.2
Short-term Investments	52.3	9.9
Cash	35.6	9.2
Other Receivables	3.3	3.1
Deferred Income Taxes	60.2	58.0
Other Assets	2.3	0.1

Total Assets	$2,729.3	$2,486.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior Notes Payable, 6.00% due 2017 (Fair Value: 2009 – $329.3; 2008 – $250.8)	$355.9	$355.5
Senior Notes Payable, 4.875% due 2010 (Fair Value: 2009 – $199.1; 2008 – $177.2)	199.7	199.4
Liabilities for Income Taxes	108.3	143.0
Liabilities for Benefit Plans	142.3	135.9
Accrued Expenses and Other Liabilities	5.5	4.5

Total Liabilities	811.7	838.3

Shareholders’ Equity:
Common Stock	6.2	6.2
Additional Paid-in Capital	765.9	764.7
Retained Earnings	1,086.7	985.8
Accumulated Other Comprehensive Income (Loss)	58.8	(108.1)

Total Shareholders’ Equity	1,917.6	1,648.6

Total Liabilities and Shareholders’ Equity	$2,729.3	$2,486.9

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-1

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in Millions)

	Years Ended December 31,
	2009	2008	2007
Net Investment Income	$2.2	$8.0	$26.1
Net Realized Gains (Losses) on Sales of Investments	1.4	(12.9)	22.6

Total Revenues	3.6	(4.9)	48.7

Interest Expense	33.2	33.5	33.5
Other Operating Expenses	(0.4)	(4.8)	(1.9)

Total Operating Expenses	32.8	28.7	31.6

Income (Loss) before Income Taxes and Equity in Net Income (Loss) of Subsidiaries	(29.2)	(33.6)	17.1
Income Tax Benefit (Expense)	10.4	13.0	(0.3)

Income (Loss) before Equity in Net Income (Loss) of Subsidiaries	(18.8)	(20.6)	16.8
Equity in Net Income (Loss) of Subsidiaries	183.5	(9.0)	188.6

Net Income (Loss)	$164.7	$(29.6)	$205.4

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-2

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in Millions)

	Years Ended December 31,
	2009	2008	2007
Operating Activities:
Net Income (Loss)	$164.7	$(29.6)	$205.4
Adjustment Required to Reconcile Net Income to Net Cash Provided by Operations:
Equity in Net (Income) Loss of Subsidiaries	(183.5)	9.0	(188.6)
Cash Dividends from Subsidiaries	184.4	84.2	157.6
Cash Received for Benefit Plan from Subsidiary	41.2	–	–
Net Realized (Gains) Losses on Sales of Investments	(1.4)	12.9	(22.6)
Other, Net	(45.7)	(15.4)	15.6

Net Cash Provided by Operating Activities	159.7	61.1	167.4

Investing Activities:
Capital Contributed to Subsidiaries	(25.0)	(125.0)	(52.0)
Sale of Subsidiary	–	–	4.0
Acquisition of Business, Net of Cash Acquired	–	(95.4)	–
Sales of Common Stocks	0.6	296.4	105.6
Change in Short-term Investments	(42.4)	56.0	(25.9)

Net Cash Provided (Used) by Investing Activities	(66.8)	132.0	31.7

Financing Activities:
Notes Payable Proceeds:
Senior Notes Payable Issued	–	–	354.8
Revolving Credit Agreement	220.0	232.0	–
Notes Payable Payments:
Senior Notes Payable Repaid	–	–	(300.0)
Revolving Credit Agreement	(220.0)	(232.0)	–
Cash Dividends Paid	(66.6)	(118.4)	(119.9)
Common Stock Repurchases	–	(69.0)	(139.5)
Exercise of Stock Options	–	1.6	5.1
Excess Tax Benefits on Share Based Awards	0.1	0.2	1.3

Net Cash Used by Financing Activities	(66.5)	(185.6)	(198.2)

Increase in Cash	26.4	7.5	0.9
Cash, Beginning of Year	9.2	1.7	0.8

Cash, End of Year	$35.6	$9.2	$1.7

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-3

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in Millions)

	Years Ended December 31,
	2009	2008	2007
Net Income (Loss)	$164.7	$(29.6)	$205.4
Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Year:
Securities Held by Subsidiaries	207.3	(584.9)	85.9
Securities Held by Parent	0.2	(97.1)	35.5
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	27.1	77.6	(34.1)
Securities Held by Parent	(0.3)	10.8	(18.1)

Unrealized Holding Gains (Losses)	234.3	(593.6)	69.2

Unrecognized Postretirement Benefit Costs Arising During the Year	31.2	(73.4)	(5.0)
Amortization of Unrecognized Postretirement Benefit Costs	(1.9)	(2.3)	(2.0)

Net Unrecognized Postretirement Benefit Costs	29.3	(75.7)	(7.0)

Foreign Currency Translation Adjustments	1.7	(2.0)	–
Reclassification Adjustment for Amounts Included in Net Income	(0.1)	–	–

Foreign Currency Translation Adjustments	1.6	(2.0)	–

Equity in Other Comprehensive Income (Loss) of Subsidiary	(2.2)	2.5	1.2

Other Comprehensive Income (Loss) before Income Taxes	263.0	(668.8)	63.4

Income Tax Benefit (Expense):
Unrealized Holding Gains (Losses) Arising During the Year:
Securities Held by Subsidiaries	(73.2)	205.9	(30.8)
Securities Held by Parent	(0.1)	34.0	(12.4)
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	(9.5)	(27.1)	12.0
Securities Held by Parent	0.1	(3.8)	6.3

Unrealized Holding Gains (Losses)	(82.7)	209.0	(24.9)

Unrecognized Postretirement Benefit Costs Arising During the Year	(11.3)	26.5	1.4
Amortization of Unrecognized Postretirement Benefit Costs	0.6	0.6	0.6

Net Unrecognized Postretirement Benefit Costs	(10.7)	27.1	2.0

Foreign Currency Translation Adjustments	(0.6)	0.7	–
Equity in Other Comprehensive Income (Loss) of Subsidiary	0.8	(0.9)	(0.4)

Income Tax Benefit (Expense)	(93.2)	235.9	(23.3)

Other Comprehensive Income (Loss)	169.8	(432.9)	40.1

Total Comprehensive Income (Loss)	$334.5	$(462.5)	$245.5

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-4

SCHEDULE III

UNITRIN, INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in Millions)

	Year Ended December 31,								December 31,
	Premiums	Premiums Written		Other Income	Net Investment Income	Insurance Claims and Policy- holders’ Benefits	Amortization Of Deferred Policy Acquisition Costs	Other Insurance Expenses	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
2009
Kemper	$931.8		$918.3	$0.4	$42.1	$627.8	$167.3	$93.0	$77.2	$422.7	$442.8
Unitrin Specialty	527.5		512.3	0.4	20.8	418.8	75.8	23.6	22.9	277.9	158.8
Unitrin Direct	345.6		320.3	0.9	18.5	269.1	6.1	100.9	42.9	247.0	91.9
Life and Health (1)	650.6		N/A	0.7	225.3	423.8	62.8	221.5	378.1	3,047.8	31.4
Other	–		N/A	0.1	16.0	–	–	(29.8)	–	243.9	–

Total	$2,455.5	$	N/A	$2.5	$322.7	$1,739.5	$312.0	$409.2	$521.1	$4,239.3	$724.9

2008
Kemper	$930.7		$946.8	$0.5	$19.1	$673.8	$166.7	$102.2	$79.5	$476.1	$455.8
Unitrin Specialty	494.0		523.4	0.2	8.6	397.0	65.1	30.5	24.6	293.1	174.1
Unitrin Direct	290.5		286.7	0.4	4.6	246.7	7.5	93.8	15.6	163.1	70.1
Life and Health (1)	661.4		N/A	1.1	162.1	447.7	72.2	225.4	369.5	2,995.7	29.9
Other	–		N/A	1.9	18.5	–	–	(26.9)	–	313.3	3.6

Total	$2,376.6	$	N/A	$4.1	$212.9	$1,765.2	$311.5	$425.0	$489.2	$4,241.3	$733.5

2007
Kemper	$926.3		$935.0	$0.5	$44.0	$618.1	$163.5	$101.0
Unitrin Specialty	449.3		445.4	0.1	19.2	340.9	56.6	35.8
Unitrin Direct	257.6		247.6	0.4	8.9	219.3	11.0	77.8
Life and Health (1)	653.7		N/A	1.2	181.0	394.0	69.3	222.1
Other	–		N/A	1.3	36.8	–	–	(31.3)

Total	$2,286.9	$	N/A	$3.5	$289.9	$1,572.3	$300.4	$405.4

(1)	The Company’s Life and Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life and Health Insurance segment.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHIII-1

SCHEDULE IV

UNITRIN, INC.

REINSURANCE SCHEDULE

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2009:
Life Insurance in Force	$21,907.8	$782.6	$288.9	$21,409.8	1.3%

Premiums
Life Insurance	$399.3	$2.7	$3.1	$399.7	0.8%
Accident and Health Insurance	159.1	0.1	0.2	159.2	–
Property and Liability Insurance	1,893.5	44.9	48.0	1,896.6	2.5%

Total Premiums	$2,451.9	$47.7	$51.3	$2,455.5	2.1%

Year Ended December 31, 2008:
Life Insurance in Force	$21,908.7	$847.4	$310.4	$21,371.7	1.5%

Premiums
Life Insurance	$398.3	$2.5	$2.7	$398.5	0.7%
Accident and Health Insurance	160.0	–	0.1	160.1	–
Property and Liability Insurance	1,800.6	46.6	64.0	1,818.0	3.5%

Total Premiums	$2,358.9	$49.1	66.8	$2,376.6	2.8%

Year Ended December 31, 2007:
Life Insurance in Force	$20,177.0	$642.7	$–	$19,534.3	–

Premiums
Life Insurance	$388.6	$0.8	$–	$387.8	–
Accident and Health Insurance	157.6	(0.3)	–	157.9	–
Property and Liability Insurance	1,716.2	42.2	67.2	1,741.2	3.9%

Total Premiums	$2,262.4	$42.7	$67.2	$2,286.9	2.9%

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHIV-1

SCHEDULE VI

UNITRIN, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

(Dollars in Millions)

Affiliation	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount	Unearned Premiums	Earned Premiums	Net Investment Income	Claim and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
							Current Year	Prior Years
Year Ended December 31, 2009:
(a) Consolidated property casualty entities	$145.1	$1,211.3	$–	$696.8	$1,896.6	$83.3	$1,447.3	$(77.9)	$257.3	$1,461.2	$1,848.3

(b) Unconsolidated property casualty entities	$–	$–	$–	$–	$–	$–	$–	$(3.0)	$–	$50.1	$–

Year Ended December 31, 2008:
(a) Consolidated property casualty entities	$122.2	$1,268.7	$–	$707.1	$1,818.1	$33.7	$1,456.0	$(49.6)	$248.7	$1,382.5	$1,859.7

(b) Unconsolidated property casualty entities	$–	$–	$–	$–	$70.8	$6.7	$62.0	$(29.7)	$13.1	$110.5	$(12.3)

Year Ended December 31, 2007:
(a) Consolidated property casualty entities					$1,741.2	$72.8	$1,290.6	$(55.4)	$240.7	$1,264.9	$1,735.6

(b) Unconsolidated property casualty entities					$171.5	$23.0	$117.3	$(45.7)	$29.9	$123.2	$161.5

Amounts reported in (b) above represent amounts for Unitrin Business Insurance which is reported as a discontinued operation in the Company’s financial statements. The Company has no 50%-or-less-owned property and casualty equity investees. Accordingly, amounts for category (c) are omitted from the table.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHVI-1