Form 10-Q
period 2010-03-31
UNITRIN INC
filed 2010-05-03
CIK 860748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2010

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

62,465,365 shares of common stock, $0.10 par value, were outstanding as of April 30, 2010.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
Revenues:
Earned Premiums	$549.7	$581.2
Automobile Finance Revenues	30.6	52.9
Net Investment Income	79.5	45.7
Other Income	0.3	0.2
Net Realized Gains on Sales of Investments	4.5	0.8

Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(6.2)	(25.0)
Portion of Losses Recognized in Other Comprehensive Income	3.0	—

Net Impairment Losses Recognized in Earnings	(3.2)	(25.0)

Total Revenues	661.4	655.8

Expenses:
Policyholders’ Benefits and Incurred
Losses and Loss Adjustment Expenses	393.3	417.7
Insurance Expenses	158.3	173.7
Automobile Finance Expenses	18.4	46.4
Interest Expense on Certificates of Deposits	7.9	12.6
Interest and Other Expenses	16.4	15.2

Total Expenses	594.3	665.6

Income (Loss) from Continuing Operations before Income Taxes and Equity in Net Income of Investee	67.1	(9.8)
Income Tax Benefit (Expense)	(19.5)	1.1

Income (Loss) from Continuing Operations before Equity in Net Income of Investee	47.6	(8.7)
Equity in Net Income of Investee	0.7	1.2

Income (Loss) from Continuing Operations	48.3	(7.5)

Discontinued Operations:
Income (Loss) from Discontinued Operations before Income Taxes	(0.1)	3.1
Income Tax Expense	—	(1.2)

Income (Loss) from Discontinued Operations	(0.1)	1.9

Net Income (Loss)	$48.2	$(5.6)

Income (Loss) from Continuing Operations Per Unrestricted Share:
Basic	$0.77	$(0.12)

Diluted	$0.77	$(0.12)

Net Income (Loss) Per Unrestricted Share:
Basic	$0.77	$(0.09)

Diluted	$0.77	$(0.09)

Dividends Paid to Shareholders Per Share	$0.22	$0.47

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2010 - $4,358.3; 2009 - $4,413.2)	$4,533.5	$4,561.4
Equity Securities at Fair Value (Cost: 2010 - $184.3; 2009 - $184.4)	206.0	195.4
Investee (Intermec) at Cost Plus Cumulative Undistributed Comprehensive Earnings (Fair Value: 2010 - $179.5; 2009 - $162.8)	95.0	98.4
Short-term Investments at Cost which Approximates Fair Value	360.5	397.0
Other Investments	779.6	771.6

Total Investments	5,974.6	6,023.8

Cash	149.9	143.7
Automobile Loan Receivables at Cost and Net of Reserve for Loan Losses (Fair Value: 2010 - $560.3; 2009 - $666.2)	556.1	660.8
Other Receivables	626.6	642.0
Deferred Policy Acquisition Costs	515.2	521.1
Goodwill	317.0	331.8
Current and Deferred Income Tax Assets	84.8	107.6
Other Assets	146.0	142.7
Assets of Discontinued Operations	141.8	—

Total Assets	$8,512.0	$8,573.5

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,012.0	$3,028.0
Property and Casualty	1,170.7	1,211.3

Total Insurance Reserves	4,182.7	4,239.3

Certificates of Deposits at Cost (Fair Value: 2010 - $626.6; 2009 - $717.9)	596.1	682.4
Unearned Premiums	692.2	724.9
Liability for Unrecognized Tax Benefits	11.1	11.7
Notes Payable at Amortized Cost (Fair Value: 2010 - $560.4; 2009 - $534.2)	561.6	561.4
Accrued Expenses and Other Liabilities	425.6	436.2
Liabilities of Discontinued Operations	65.1	—

Total Liabilities	6,534.4	6,655.9

Shareholders’ Equity:
Common Stock, $0.10 par value, 100 Million Shares Authorized; 62,463,796 Shares Issued and Outstanding at March 31, 2010 and 62,357,016 Shares Issued and Outstanding at December 31, 2009	6.3	6.2
Paid-in Capital	766.9	765.9
Retained Earnings	1,121.2	1,086.7
Accumulated Other Comprehensive Income	83.2	58.8

Total Shareholders’ Equity	1,977.6	1,917.6

Total Liabilities and Shareholders’ Equity	$8,512.0	$8,573.5

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
Operating Activities:
Net Income (Loss)	$48.2	$(5.6)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(0.6)	(3.4)
Equity in Net Income of Investee before Taxes	(1.0)	(1.9)
Equity in (Income) Losses of Equity Method Limited Liability Investments	(9.4)	20.4
Amortization of Investment Securities and Depreciation of Investment Real Estate	4.1	4.7
Net Realized Gains on Sales of Investments	(4.5)	(0.8)
Net Impairment Losses Recognized in Earnings	3.2	25.0
Provision for Loan Losses	2.9	20.0
Depreciation of Property and Equipment	3.0	4.6
Decrease in Other Receivables	12.7	30.4
Decrease in Insurance Reserves	(22.9)	(38.8)
Increase (Decrease) in Unearned Premiums	(10.0)	1.7
Change in Income Taxes	(2.1)	(46.3)
Increase (Decrease) in Accrued Expenses and Other Liabilities	(4.5)	4.2
Other, Net	6.4	12.4

Net Cash Provided by Operating Activities	25.5	26.6

Investing Activities:
Sales and Maturities of Fixed Maturities	116.1	104.4
Purchases of Fixed Maturities	(141.5)	(203.7)
Sales of Equity Securities	5.9	13.9
Purchases of Equity Securities	(7.1)	(1.0)
Acquisition and Improvements of Investment Real Estate	(1.4)	(2.4)
Return of Investment of Equity Method Limited Liability Investments	10.6	3.4
Acquisitions of Equity Method Limited Liability Investments	(15.0)	(10.3)
Acquisition of Business, Net of Cash Acquired	—	(190.0)
Decrease in Short-term Investments	35.2	84.2
Decrease in Automobile Loan Receivables	103.5	43.6
Increase in Other Investments	(2.1)	(2.7)
Other, Net	(11.3)	(4.4)

Net Cash Provided (Used) by Investing Activities	92.9	(165.0)

Financing Activities:
Change in Certificates of Deposits	(88.4)	(56.5)
Note Payable Proceeds	—	130.0
Note Payable Repayments	—	(25.0)
Cash Dividends Paid to Shareholders	(13.7)	(29.3)
Excess Tax Benefits from Share-based Awards	—	0.1
Other, Net	0.9	1.1

Net Cash Provided (Used) by Financing Activities	(101.2)	20.4

Increase (Decrease) in Cash	17.2	(118.0)
Cash, Beginning of Year	143.7	184.2

Cash, End of Period, Including Cash Reported in Discontinued Operations	160.9	66.2
Cash, End of Period, Reported in Discontinued Operations	(11.0)	—

Cash, End of Period	$149.9	$66.2

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and include the accounts of Unitrin, Inc. (“Unitrin”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and are unaudited. All significant intercompany accounts and transactions have been eliminated. Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is not required by the rules and regulations of the SEC and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in Unitrin’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2009 (the “2009 Annual Report”).

Discontinued Operations

On February 22, 2010, Unitrin announced that it had reached an agreement in principle to sell its health insurance subsidiary, Reserve National Insurance Company (“Reserve National”), subject to the negotiation and execution of a definitive agreement, approvals by insurance regulators and other customary closing conditions. On April 23, 2010, Unitrin announced that negotiations with the potential buyer for the sale of Reserve National under such agreement in principle had been terminated due to a failure by the parties to reach a definitive agreement. In connection with this development, Unitrin also announced that it has retained Macquarie Capital to assist in identifying a suitable alternative buyer for Reserve National. The Company accounts for Reserve National’s operations as discontinued operations and has reclassified the amounts related to Reserve National in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009, and the related disclosures, to conform to the current presentation. Beginning with the Condensed Consolidated Balance Sheet at March 31, 2010, the assets and liabilities for Reserve National have been summarized and reported as Assets of Discontinued Operations and Liabilities of Discontinued Operations (see Note 2, “Discontinued Operations,” to the Condensed Consolidated Financial Statements).

The Company also accounts for its former Unitrin Business Insurance operations as discontinued operations (see Note 2, “Discontinued Operations,” to the Condensed Consolidated Financial Statements).

Adoption of New Accounting Standards

Except for applicable SEC rules and regulations and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP recognized by the Financial Accounting Standards Board (“FASB”) to be applied by nongovernmental entities for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the Company.

On January 1, 2010, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, a grandfathered standard under ASC. The standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The initial application of the standard did not have an impact on the Company.

On January 1, 2010, the Company adopted SFAS No. 167, Amendments to FASB Interpretation No. 46(R), a grandfathered standard under ASC. The standard amends the consolidation guidance that applies to variable interest entities. The initial application of the standard did not have an impact on the Company.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation (continued)

On January 1, 2010, the Company adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. Accordingly, except for the additional disclosures, the initial application of the standard did not have an impact on the Company.

The Company initially applied ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements in these financial statements. The standard amends ASC Topic 855, Subsequent Events, to clarify SEC filers are not required to disclose the date through which an entity has evaluated subsequent events. The standard does not change how the Company evaluates subsequent events or the date through which the Company evaluates subsequent events. Accordingly, except for the elimination of the disclosure, the initial application of the standard did not have an impact on the Company.

Accounting Standards Not Yet Adopted

The FASB issues ASUs to amend the authoritative literature in ASC. There have been eighteen ASUs issued in 2010 that amend the original text of ASC. Except for ASU 2010-06, Improving Disclosures about Fair Value Measurements, and ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, the ASUs issued in 2010 either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

Note 2—Discontinued Operations

The Company accounts for Reserve National’s operations as discontinued operations (See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements). The Company has reclassified the results of Reserve National and the related disclosures for the three months ended March 31, 2009 to conform to the current presentation.

The Company has retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to June 1, 2008, the effective date of the sale of its Unitrin Business Insurance operations to AmTrust Financial Services, Inc. Property and Casualty Insurance Reserves reported in the Company’s Condensed Consolidated Balance Sheets include $186.0 million and $203.5 million at March 31, 2010 and December 31, 2009, respectively, for such retained liabilities. Changes in the Company’s estimate of such retained liabilities after the sale are reported as a separate component of the results of discontinued operations.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Discontinued Operations (continued)

Summary financial information included in Income (Loss) from Discontinued Operations for the three months ended March 31, 2010 and 2009 is presented below:

	Three Months Ended
(Dollars in Millions, Except Per Share Amounts)	March 31, 2010	March 31, 2009
Total Earned Premiums	$31.8	$31.3
Net Investment Income	1.3	1.3
Other Income	—	0.2

Total Revenues Included in Discontinued Operations	$33.1	$32.8

Income (Loss) from Discontinued
Operations before Income Taxes:
Results of Operations	$(0.9)	$1.9
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	0.8	1.2

Income (Loss) from Discontinued Operations before Income Taxes	(0.1)	3.1
Income Tax Expense	—	(1.2)

Income (Loss) from Discontinued Operations	$(0.1)	$1.9

Income (Loss) from Discontinued Operations per Unrestricted Share:
Basic	$—	$0.03

Diluted	$—	$0.03

It is the Company’s management reporting practice to allocate indirect overhead expenses to all of its insurance operations. In accordance with GAAP, however, the Company is not permitted to allocate indirect overhead expenses to discontinued operations. Accordingly, the Company’s results for discontinued operations presented above and in the Condensed Consolidated Statements of Operations exclude indirect overhead expenses of $0.5 million and $0.4 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Discontinued Operations (continued)

The components of Assets of Discontinued Operations and Liabilities of Discontinued Operations at March 31, 2010 were:

(Dollars in Millions)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost - $78.7)	$83.6
Equity Securities at Fair Value (Amortized Cost - $3.0)	3.0
Short-term Investments at Cost which Approximates Fair Value	0.7
Other Investments	7.3

Total Investments	94.6

Cash	11.0
Other Receivables	2.4
Deferred Policy Acquisition Costs	6.4
Goodwill	14.8
Deferred Income Taxes	10.4
Other Assets	2.2

Total Assets of Discontinued Operations	141.8

Liabilities:
Life and Health Insurance Reserves	34.5
Unearned Premiums	22.8
Accrued Expenses and Other Liabilities	7.8

Total Liabilities of Discontinued Operations	65.1

Net Assets of Discontinued Operations	$76.7

Note 3—Investments

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2010 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$633.0	$27.0	$(0.7)	$659.3
States, Municipalities and Political Subdivisions	1,747.1	67.5	(7.4)	1,807.2
Corporate Securities:
Bonds and Notes	1,820.4	116.9	(26.5)	1,910.8
Redeemable Preferred Stocks	144.8	3.3	(4.2)	143.9
Mortgage and Asset-backed	13.0	1.0	(1.7)	12.3

Investments in Fixed Maturities	$4,358.3	$215.7	$(40.5)	$4,533.5

Included in the fair value of Mortgage and Asset-backed investments at March 31, 2010 are $1.6 million of non-governmental residential mortgage-backed securities, $3.4 million of commercial mortgage-backed securities, $5.3 million of collateralized debt obligations and $2.0 million of other asset-backed securities.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Investments (continued)

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2009 were:

(Dollars in Millions)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$698.3	$26.3	$(3.7)	$720.9
States, Municipalities and Political Subdivisions	1,684.0	72.6	(11.3)	1,745.3
Corporate Securities:
Bonds and Notes	1,865.9	103.7	(38.0)	1,931.6
Redeemable Preferred Stocks	151.5	2.3	(3.4)	150.4
Mortgage and Asset-backed	13.5	0.5	(0.8)	13.2

Investments in Fixed Maturities	$4,413.2	$205.4	$(57.2)	$4,561.4

Included in the fair value of Mortgage and Asset-backed investments at December 31, 2009 are $1.6 million of non-governmental residential mortgage-backed securities, $3.4 million of commercial mortgage-backed securities, $5.9 million of collateralized debt obligations and $2.3 million of other asset-backed securities.

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2010, by contractual maturity, were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$108.8	$109.9
Due after One Year to Five Years	565.2	584.0
Due after Five Years to Fifteen Years	1,810.8	1,904.9
Due after Fifteen Years	1,596.4	1,644.2
Asset-backed Securities Not Due at a Single Maturity Date	277.1	290.5

Investments in Fixed Maturities	$4,358.3	$4,533.5

The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at March 31, 2010 consisted of securities issued by the Government National Mortgage Association (“Ginnie Mae”) with a fair value of $232.5 million, securities issued by the Federal National Mortgage Association (“Fannie Mae”) with a fair value of $43.7 million, securities issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) with a fair value of $2.0 million and securities of other issuers with a fair value of $12.3 million.

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at March 31, 2010 were:

	Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
Preferred Stocks	$112.4	$6.8	$(0.8)	$118.4
Common Stocks	26.4	14.4	(0.3)	40.5
Other Equity Interests	45.5	5.4	(3.8)	47.1

Investments in Equity Securities	$184.3	$26.6	$(4.9)	$206.0

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Investments (continued)

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2009 were:

	Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
Preferred Stocks	$115.9	$3.1	$(3.9)	$115.1
Common Stocks	29.7	12.4	(0.9)	41.2
Other Equity Interests	38.8	4.7	(4.4)	39.1

Investments in Equity Securities	$184.4	$20.2	$(9.2)	$195.4

An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at March 31, 2010 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$33.3	$(0.3)	$29.4	$(0.4)	$62.7	$(0.7)
States, Municipalities and Political Subdivisions	278.3	(4.9)	31.4	(2.5)	309.7	(7.4)
Corporate Securities:
Bonds and Notes	148.1	(4.7)	219.7	(21.8)	367.8	(26.5)
Redeemable Preferred Stocks	1.9	(1.4)	69.8	(2.8)	71.7	(4.2)
Mortgage and Asset-backed	—	—	5.3	(1.7)	5.3	(1.7)

Total Fixed Maturities	461.6	(11.3)	355.6	(29.2)	817.2	(40.5)

Equity Securities:
Preferred Stocks	2.1	(0.1)	34.9	(0.7)	37.0	(0.8)
Common Stocks	2.6	(0.3)	—	—	2.6	(0.3)
Other Equity Interests	18.9	(0.7)	9.8	(3.1)	28.7	(3.8)

Total Equity Securities	23.6	(1.1)	44.7	(3.8)	68.3	(4.9)

Total	$485.2	$(12.4)	$400.3	$(33.0)	$885.5	$(45.4)

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Investments (continued)

An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2009 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$88.8	$(0.9)	$55.3	$(2.8)	$144.1	$(3.7)
States, Municipalities and Political Subdivisions	255.3	(8.1)	30.7	(3.2)	286.0	(11.3)
Corporate Securities:
Bonds and Notes	198.8	(8.9)	256.3	(29.1)	455.1	(38.0)
Redeemable Preferred Stocks	11.6	(0.4)	77.7	(3.0)	89.3	(3.4)
Mortgage and Asset-backed	0.5	(0.1)	6.3	(0.7)	6.8	(0.8)

Total Fixed Maturities	555.0	(18.4)	426.3	(38.8)	981.3	(57.2)

Equity Securities:
Preferred Stocks	1.8	(0.1)	64.6	(3.8)	66.4	(3.9)
Common Stocks	2.2	(0.3)	2.5	(0.6)	4.7	(0.9)
Other Equity Interests	6.9	(0.3)	6.7	(4.1)	13.6	(4.4)

Total Equity Securities	10.9	(0.7)	73.8	(8.5)	84.7	(9.2)

Total	$565.9	$(19.1)	$500.1	$(47.3)	$1,066.0	$(66.4)

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. The portion of the declines in the fair values of investments that are determined to be other-than-temporary are reported as losses in the Condensed Consolidated Statements of Operations in the period when such determination is made. Based on the Company’s evaluations at March 31, 2010 and December 31, 2009 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities were temporary at the respective evaluation dates.

Unrealized losses on fixed maturities, which the Company has determined to be temporary at March 31, 2010, were $40.5 million, of which $29.2 million is related to fixed maturities that were in an unrealized loss position for 12 months or longer. Included in the second preceding table under the headings “Less Than 12 Months” and “12 Months or Longer” are unrealized losses of $2.9 million and $0.6 million, respectively, related to securities for which the Company has recognized credit losses in earnings. Investment-grade fixed maturity investments comprised $26.0 million and below-investment-grade fixed maturity investments comprised $14.5 million of the unrealized losses on investments in fixed maturities at March 31, 2010. Unrealized losses for below-investment grade fixed maturities included unrealized losses totaling $3.4 million for two issuers that the Company recognized impairment losses in earnings for the three months ended March 31, 2010 and an unrealized loss of $3.4 million for a single issuer who has been granted a forbearance of a covenant default. Such issuer was not in a payment default at March 31, 2010. While the Company does not anticipate a payment default by such issuer, in the event of a payment default the Company believes that it can fully recover its investment. For the other remaining below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 10% of the amortized cost basis of the investment. At March 31, 2010, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be maturity. The Company concluded that these impairments were temporary at March 31, 2010.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Investments (continued)

Unrealized losses on fixed maturities, which the Company determined to be temporary at December 31, 2009, were $57.2 million, of which $38.8 million is related to fixed maturities that were in an unrealized loss position for 12 months or longer. Included in the preceding table under the heading “12 Months or Longer” are unrealized losses of $0.6 million related to securities for which the Company has recognized credit losses in earnings. Investment-grade fixed maturity investments comprised $42.3 million and below-investment-grade fixed maturity investments comprised $14.9 million of the unrealized losses on investments in fixed maturities at December 31, 2009. For below-investment-grade fixed maturity investments, the unrealized loss amount, on average, was less than 10% of the amortized cost basis of the investment. At December 31, 2009, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be maturity. The Company concluded that these impairments were temporary at December 31, 2009.

For equity securities, the Company considers various factors when determining whether if a decline in the fair value is other than temporary including, but not limited to:

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

The vast majority of the Company’s equity securities in an unrealized loss position at March 31, 2010 and December 31, 2009 are perpetual preferred stocks of financial institutions and public utilities or investments in limited liability partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company considers the debt-like characteristics of perpetual preferred stocks along with issuer ratings when evaluating impairment. All such preferred stocks paid dividends at the stated dividend rate during the twelve-month period preceding the evaluation date. The Company concluded that the declines in the fair values of these perpetual preferred stocks were temporary in nature, largely driven by market conditions, and since the Company intends to hold the securities until recovery, these investments were not considered to be other-than-temporarily impaired at March 31, 2010 and December 31, 2009. By the nature of their underlying investments, the Company believes that its investments in the limited liability partnerships also exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for impairment. Based on evaluations at March 31, 2010 and December 31, 2009 of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities were temporary at the respective evaluation dates.

The carrying value, fair value and approximate voting percentage for the Company’s investment in the common stock of Intermec, Inc. (“Intermec”), which is accounted for under the equity method of accounting and reported as Investment in Investee in the Company’s Condensed Consolidated Balance Sheets, at March 31, 2010 and December 31, 2009 were:

(Dollars in Millions)	March 31, 2010	December 31, 2009
Carrying Value	$95.0	$98.4
Fair Value	$179.5	$162.8
Approximate Voting Percentage	20.5%	20.3%

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Investments (continued)

The carrying values of the Company’s Other Investments at March 31, 2010 and December 31, 2009 were:

(Dollars in Millions)	March 31, 2010	December 31, 2009
Loans to Policyholders at Unpaid Principal	$225.6	$223.6
Real Estate at Depreciated Cost	249.0	257.1
Equity Method Limited Liability Investments	299.3	285.5
Other	5.7	5.4

Total	$779.6	$771.6

Note 4—Automobile Loan Receivables

Automobile Loan Receivables consists primarily of sub-prime loans, which are secured by automobiles, to residents of California and other western and midwestern states. Automobile Loan Receivables is stated net of unearned discount, loan fees and reserve for loan losses.

The components of Automobile Loan Receivables at March 31, 2010 and December 31, 2009 were:

(Dollars in Millions)	March 31, 2010	Dec. 31, 2009
Sales Contracts and Loans Receivable	$634.8	$749.5
Unearned Discounts and Deferred Fees	(4.0)	(5.4)

Net Automobile Loan Receivables Outstanding	630.8	744.1
Reserve for Loan Losses	(74.7)	(83.3)

Automobile Loan Receivables	$556.1	$660.8

An aging of Net Automobile Loan Receivables Outstanding at March 31, 2010 and December 31, 2009 is presented below:

	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding
(Dollars in Millions)	March 31, 2010		December 31, 2009
Current Loan Balances	$424.1	67.2%	$444.4	59.7%
Delinquent Loan Balances:
Less than 30 Days Delinquent	172.9	27.4%	223.6	30.0%
30 Days to 59 Days Delinquent	28.8	4.6%	57.9	7.8%
60 Days to 89 Days Delinquent	4.2	0.7%	14.1	1.9%
Delinquent 90 Days or Greater	0.8	0.1%	4.1	0.6%

Net Automobile Loan Receivables Outstanding	630.8	100.0%	744.1	100.0%

Reserve for Loan Losses	(74.7)		(83.3)

Automobile Loan Receivables	$556.1		$660.8

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Automobile Loan Receivables (continued)

Activity in the Reserve for Loan Losses for the three months ended March 31, 2010 and 2009 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Reserve for Loan Losses - Beginning of Period	$83.3	$120.1
Provision for Loan Losses	2.9	20.0
Net Charge-off:
Automobile Loan Receivables Charged Off	(22.4)	(36.3)
Automobile Loan Receivables Recovered	10.9	9.8

Net Charge-off	(11.5)	(26.5)

Reserve for Loan Losses - End of Period	$74.7	$113.6

Note 5—Goodwill

The Company tests goodwill for recoverability on an annual basis at the beginning of the first quarter and, if circumstances or events indicate that the fair value of a reporting unit may have declined below its carrying value, such tests are performed at intervening interim periods. Accordingly, the Company tested goodwill associated with each of its reporting units for recoverability on January 1, 2010. However, no goodwill was associated with, and, accordingly, no testing was required for the Unitrin Direct and Fireside Bank segments at January 1, 2010. The Company used discounted projections of future cash flows to estimate fair value of the reporting units tested. For each reporting unit tested, the estimated fair value exceeded the carrying value of the reporting unit, and the Company concluded that the reported goodwill was recoverable at January 1, 2010.

Assets of Discontinued Operations included $14.8 million of goodwill associated with the Company’s Reserve National reporting unit at March 31, 2010. Reserve National focuses on providing limited health insurance coverages to persons who lack access to traditional private options. During the first quarter of 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Health Care Acts”) were signed into law. The Company determined that the Health Care Acts could have an adverse impact on Reserve National’s prospects. Accordingly, the Company tested goodwill associated with Reserve National for recoverability at March 31, 2010. Based on a discounted projection of future cash flows, updated to take into consideration the impact of the Health Care Acts, discussions with a potential buyer during the first quarter of 2010 and preliminary discussions with an adviser retained on April 23, 2010, the Company concluded that the estimated fair value of Reserve National exceeded its carrying value at March 31, 2010. Accordingly, the Company concluded that the goodwill associated with Reserve National was recoverable at March 31, 2010. While the Company currently believes that it will be able to recover the goodwill associated with Reserve National in a sale of the operation within the next year, no assurances can be made that such a sale will occur that results in a complete recovery of the associated goodwill.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Property and Casualty Insurance Reserves

Property and Casualty Insurance Reserve activity for the three months ended March 31, 2010 and 2009 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Property and Casualty Insurance Reserves -
Gross of Reinsurance at Beginning of Year	$1,211.3	$1,268.7
Less Reinsurance Recoverables at Beginning of Year	77.4	84.6

Property and Casualty Insurance Reserves -
Net of Reinsurance at Beginning of Year	1,133.9	1,184.1

Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	—	93.5

Incurred Losses and LAE Related to:
Current Year - Continuing Operations	331.3	358.8
Prior Years:
Continuing Operations	(10.7)	(14.7)
Discontinued Operations	(0.8)	(1.9)

Total Incurred Losses and LAE Related to Prior Years	(11.5)	(16.6)

Total Incurred Losses and LAE	319.8	342.2

Paid Losses and LAE Related to:
Current Year - Continuing Operations	137.6	156.6
Prior Years:
Continuing Operations	203.4	209.0
Discontinued Operations	13.7	13.4

Total Paid Losses and LAE Related to Prior Years	217.1	222.4

Total Paid Losses and LAE	354.7	379.0

Property and Casualty Insurance Reserves -
Net of Reinsurance at End of Period	1,099.0	1,240.8
Plus Reinsurance Recoverable at End of Period	71.7	73.2

Property and Casualty Insurance Reserves -
Gross of Reinsurance at End of Period	$1,170.7	$1,314.0

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

For the three months ended March 31, 2010, the Company reduced its property and casualty insurance reserves by $11.5 million to recognize favorable development of losses and loss adjustment expenses (“LAE”) from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $11.0 million and commercial lines insurance losses and LAE reserves developed favorably by $0.5 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2009, 2008 and 2007 accident years.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Property and Casualty Insurance Reserves (continued)

For the three months ended March 31, 2009, the Company reduced its property and casualty insurance reserves by $16.6 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $13.8 million and commercial lines insurance losses and LAE reserves developed favorably by $2.8 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2007 and 2006 accident years due to the improvements in the Company’s claims handling procedures, partially offset by adverse development of $0.8 million for the 2005 accident year related to certain re-opened claims from Hurricane Rita.

The Company cannot predict whether losses and LAE will develop favorably or unfavorably from the amounts reported in the Company’s Condensed Consolidated Financial Statements. The Company believes that any such development will not have a material effect on the Company’s consolidated financial position, but could have a material effect on the Company’s consolidated financial results for a given period.

Note 7—Certificates of Deposits

The weighted-average interest rates on Certificates of Deposits were 5.11% and 4.99% at March 31, 2010 and December 31, 2009, respectively. The range of interest rates on Certificates of Deposits was 0.05% to 5.85% at both March 31, 2010 and December 31, 2009. The contractual maturities of Certificates of Deposits at March 31, 2010 and December 31, 2009 were:

(Dollars in Millions)	March 31, 2010	Dec. 31, 2009
Due in One Year or Less	$244.0	$245.4
Due after One Year to Two Years	206.0	228.5
Due after Two Years to Three Years	142.4	202.8
Due after Three Years to Four Years	3.7	5.5
Due after Four Years to Five Years	—	0.2

Total Certificates of Deposits	$596.1	$682.4

Note 8—Notes Payable

Total debt outstanding at March 31, 2010 and December 31, 2009 was:

(Dollars in Millions)	March 31, 2010	Dec. 31, 2009
Senior Notes at Amortized Cost:
6.00% Senior Notes due May 15, 2017	$356.0	$355.9
4.875% Senior Notes due November 1, 2010	199.8	199.7
Mortgage Note Payable at Amortized Cost	5.8	5.8

Total Debt Outstanding	$561.6	$561.4

There were no outstanding advances at either March 31, 2010 or December 31, 2009 under Unitrin’s three-year, $245 million, unsecured, revolving credit agreement, expiring October 30, 2012 (the “2012 Credit Agreement”). Accordingly, the amount available for borrowing under the 2012 Credit Agreement was $245.0 million at both March 31, 2010 and December 31, 2009.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8—Notes Payable (continued)

Interest Expense, including facility fees and accretion of discount, for the three months ended March 31, 2010 and 2009 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Notes Payable under Revolving Credit Agreements	$0.4	$0.3
6.00% Senior Notes due May 15, 2017	5.5	5.5
4.875% Senior Notes due November 1, 2010	2.5	2.5
Mortgage Note Payable	0.1	0.1

Interest Expense before Capitalization of Interest	8.5	8.4
Capitalization of Interest	(0.2)	(0.2)

Total Interest Expense	$8.3	$8.2

Interest paid, including facility fees, for the three months ended March 31, 2010 and 2009 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Notes Payable under Revolving Credit Agreements	$0.2	$0.1
Mortgage Note Payable	0.1	0.1

Total Interest Paid	$0.3	$0.2

Note 9—Long-term Equity-based Compensation Plans

Unitrin has adopted a number of long-term equity-based compensation plans to attract, motivate and retain key employees and/or directors of the Company. For equity-based compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Share-based compensation expense for all of the Company’s long-term equity-based compensation plans was $1.1 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively. Total unamortized compensation expense related to nonvested awards of such plans at March 31, 2010 was $6.5 million, which is expected to be recognized over a weighted-average period of 1.5 years.

As of March 31, 2010, the Company has three stock option plans, all of which have been approved by Unitrin’s shareholders. At March 31, 2010, options to purchase 4,893,055 shares of Unitrin’s common stock were outstanding. Original options to purchase shares of Unitrin common stock were available for future grant under only two of the plans, the 1995 Non-employee Director Stock Option Plan and the 2002 Stock Option Plan, at March 31, 2010. Options to purchase 1,419,788 shares of Unitrin’s common stock were available for future grants under such stock option plans at March 31, 2010.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The expected terms of options are developed by considering the Company’s historical share option exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Further, the Company aggregates individual awards into relatively homogenous groups that exhibit similar exercise behavior to obtain a more refined estimate of the expected term of options. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. For original option grants made in 2009, the dividend yield assumed was the average annualized yield computed over 20 consecutive quarters preceding the date of grant. In light of the changing economic environment, the Company changed its dividend yield assumption prospectively for original options granted in 2010. For original option grants made in 2010, the dividend yield assumed is the annualized continuous dividend yield on Unitrin common stock on the date of grant.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9—Long-term Equity-based Compensation Plans (continued)

The yield is calculated by taking the natural logarithm of the annualized yield divided by the Unitrin common stock price on the date of grant. The Company believes that basing dividend yield on the current annualized yield is likely to be more consistent with the actual yield during the expected life of the option. No Restorative Options were granted in 2010 or 2009. The risk-free interest rate was the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option.

The assumptions used in the Black-Scholes pricing model for options granted during the three months ended March 31, 2010 and 2009 were as follows:

Three Months Ended
Range of Valuation Assumptions	March 31, 2010	March 31, 2009
Expected Volatility	40.55% - 50.51%	33.08% - 40.30%
Risk-free Interest Rate	1.91% - 3.20%	1.63% - 2.42%
Expected Dividend Yield	3.33% - 3.39%	4.59%

Weighted-Average Expected Life
Employee Grants	4 - 7 Years	4 - 7.5 Years
Director Grants	6 Years	NA

Option and stock appreciation right activity for the three months ended March 31, 2010 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	4,619,470	$44.13
Granted	293,750	23.64
Forfeited or Expired	(20,165)	42.09

Outstanding at March 31, 2010	4,893,055	$42.91	4.47	$5.6

Vested and Expected to Vest	4,859,377	$43.00	4.44	$5.4

Exercisable at March 31, 2010	4,089,179	$46.01	3.62	$1.2

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2010 and 2009 were $7.60 per option and $3.00 per option, respectively. No options were exercised during the three months ended March 31, 2010 or the three months ended March 31, 2009.

In addition to the stock option plans, the Company has a restricted stock plan, which has been approved by Unitrin’s shareholders. Under this plan, restricted stock and restricted stock units may be granted to all eligible employees. Recipients of restricted stock are entitled to full dividend and voting rights on the same basis as all other outstanding shares of Unitrin common stock, and all awards are subject to forfeiture until certain restrictions have lapsed. From inception of the plan through March 31, 2010, 585,100 shares of restricted stock having a weighted-average grant-date fair value of $34.63 per share had been awarded, of which 116,215 shares were forfeited and 49,731 shares were tendered to satisfy tax withholding obligations. There were 580,846 common shares available for future grants under the restricted stock plan at March 31, 2010.

Prior to February 3, 2009, only awards of time-vested restricted stock had been granted under the restricted stock plan. On February 3, 2009, in addition to time-vested restricted stock granted to certain employees and officers, the Company began awarding performance-based restricted stock to certain employees and officers under the restricted stock plan. The initial number of shares awarded to each participant at the start of each performance period represents the shares that would vest if the performance goals were achieved at the “target” performance level. The final payout of these awards will be determined based on Unitrin’s total shareholder return over a three-year performance period relative to a peer group comprised of companies in the S&P Supercomposite Insurance Index (“Peer Group”).

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9—Long-term Equity-based Compensation Plans (continued)

The 2009 three-year performance period began on January 1, 2009 and will end on December 31, 2011. The 2010 three-year performance period began on January 1, 2010 and will end on December 31, 2012. If, at the end of each performance period, the Company’s relative performance exceeds the “target” performance level, additional shares of performance-based restricted stock will be issued to the award recipient. If, at the end of each performance period, the Company’s relative performance is below the “target” performance level, only a portion of the shares of performance-based restricted stock originally issued to the award recipient will vest. If, at the end of each performance period, the Company’s relative performance is below a “minimum” performance level, none of the shares of performance-based restricted stock originally issued to the award recipient will vest.

The grant-date fair values of time-based restricted stock awards are determined using the closing price of Unitrin common stock on the date of grant. The grant-date fair value of the performance-based restricted stock awards was determined using the Monte Carlo simulation method. The Monte Carlo simulation model produces a risk-neutral simulation of the daily returns on the common stock of Unitrin and each of the other companies included in the Peer Group. Returns generated by the simulation depend on the risk-free interest rate used and the volatilities of, and the correlation between, these stocks. The model simulates stock prices and dividend payouts to the end of the three-year performance period. Total shareholder returns are generated for each of these stocks based on the simulated prices and dividend payouts. The total shareholder returns are then ranked, and Unitrin’s simulated ranking is converted to a payout percentage based on the terms of the performance-based restricted stock awards. The payout percentage is applied to the simulated stock price at the end of the performance period, reinvested dividends are added back, and the total is discounted to the valuation date at the risk-free rate. This process is repeated approximately ten thousand times, and the grant-date fair value is equal to the average of the results from these trials.

Activity related to nonvested restricted stock for the three months ended March 31, 2010 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	202,916	$27.70
Granted	109,900	28.73
Vested	(2,000)	47.86
Forfeited	(2,407)	36.09

Nonvested Balance at March 31, 2010	308,409	$27.87

Restricted stock granted during the first quarter of 2010 includes 43,500 shares of time-vested restricted stock and 66,400 shares of performance-based restricted stock. The nonvested balance of restricted stock at March 31, 2010 was comprised of 181,684 shares of time-vested restricted stock and 126,725 shares of performance-based restricted stock. The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based shares was 253,450 shares at March 31, 2010. The total fair value of restricted stock that vested during the three months ended March 31, 2010 and the tax benefits for tax deductions realized from the vesting of such restricted stock was insignificant. No restricted stock vested during the three months ended March 31, 2009.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10—Restructuring Expenses

Activity related to restructuring costs for the three months ended March 31, 2010 is presented below.

(Dollars in Millions)	Fireside Bank	Unitrin Direct	All Other Segments	Total
Liability at Beginning of Year:
Employee Termination Costs	$2.8	$1.4	$0.2	$4.4
Early Lease Termination Costs	0.2	0.6	—	0.8
Other Associated Costs	—	—	—	—

Liability at Beginning of Year	3.0	2.0	0.2	5.2

Expenses Incurred:
Employee Termination Costs	1.0	0.1	0.1	1.2
Early Lease Termination Costs	—	—	—	—
Other Associated Costs	0.1	—	—	0.1

Total Expenses Incurred	1.1	0.1	0.1	1.3

Payments of:
Employee Termination Costs	0.3	0.7	0.1	1.1
Early Lease Termination Costs	0.2	—	—	0.2
Other Associated Costs	0.1	—	—	0.1

Total Payments	0.6	0.7	0.1	1.4

Liability at March 31, 2010
Employee Termination Costs	3.5	0.8	0.2	4.5
Early Lease Termination Costs	—	0.6	—	0.6
Other Associated Costs	—	—	—	—

Liability at March 31, 2010	$3.5	$1.4	$0.2	$5.1

Employee termination costs are accrued and recognized as expense over the employee’s expected service period. Unrecognized employee termination costs were $7.0 million at March 31, 2010, of which $2.5 million is expected to be expensed in the remainder of 2010 and $4.5 million is expected to be expensed in 2011 and thereafter.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10—Restructuring Expenses (continued)

Activity related to restructuring costs for the three months ended March 31, 2009 is presented below.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11—Income (Loss) Per Share from Continuing Operations

The Company’s awards of restricted stock contain a right to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income Per Share from Continuing Operations and Diluted Income Per Share from Continuing Operations for the three months ended March 31, 2010 is as follows:

	Three Months Ended March 31, 2010
(Dollars in Millions)	Restricted Common Stock	Unrestricted Common Stock	Total
Income from Continuing Operations	$0.2	$48.1	$48.3
Dilutive Effect on Income of:
Investee’s Equivalent Shares	—	—	—
Unitrin Share-based Compensation Equivalent Shares	—	—	—

Diluted Income from Continuing Operations	$0.2	$48.1	$48.3

(Shares in Thousands)
Weighted-Average Common Shares Outstanding	262.0	62,154.8
Unitrin Share-based Compensation Equivalent Shares	—	81.3

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	262.0	62,236.1

(Per Share in Whole Dollars)
Basic Income Per Share from Continuing Operations	$0.81	$0.77

Diluted Income Per Share from Continuing Operations	$0.81	$0.77

Options outstanding to purchase 4.5 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended March 31, 2010 because the exercise price exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11—Income (Loss) Per Share from Continuing Operations (continued)

A reconciliation of the numerator and denominator used in the calculation of Basic Loss Per Share from Continuing Operations and Diluted Loss Per Share from Continuing Operations for the three months ended March 31, 2009 is as follows:

	Three Months Ended March 31, 2009
(Dollars in Millions)	Restricted Common Stock	Unrestricted Common Stock	Total
Loss from Continuing Operations	$—	$(7.5)	$(7.5)
Dilutive Effect on Income of:
Investee’s Equivalent Shares	—	—	—
Unitrin Share-based Compensation Equivalent Shares	—	—	—

Diluted Loss from Continuing Operations	$—	$(7.5)	$(7.5)

(Shares in Thousands)
Weighted-Average Common Shares Outstanding	268.2	62,118.2
Unitrin Share-based Compensation Equivalent Shares	—	—

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	268.2	62,118.2

(Per Share in Whole Dollars)
Basic Loss Per Share from Continuing Operations	$(0.02)	$(0.12)

Diluted Loss Per Share from Continuing Operations	$(0.02)	$(0.12)

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12—Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Other Comprehensive Income (Loss) for the three months ended March 31, 2010 and 2009 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$44.3	$(91.9)
Reclassification Adjustment for Amounts Included in Net Income (Loss)	(1.0)	23.0

Unrealized Holding Gains (Losses)	43.3	(68.9)

Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	(0.8)	(0.7)
Reclassification Adjustment for Amounts Included in Net Income (Loss)	—	1.2

Foreign Currency Translation Adjustments	(0.8)	0.5

Equity in Other Comprehensive Income (Loss) of Investee	(4.4)	(8.8)
Amortization of Unrecognized Postretirement Benefit Costs	—	(0.5)

Other Comprehensive Income (Loss) Before Income Taxes	38.1	(77.7)

Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	(15.8)	32.4
Reclassification Adjustment for Amounts Included in Net Income (Loss)	0.3	(8.0)

Unrealized Holding Gains and Losses	(15.5)	24.4

Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	0.3	0.2
Reclassification Adjustment for Amounts Included in Net Income (Loss)	—	(0.4)

Foreign Currency Translation Adjustments	0.3	(0.2)

Equity in Other Comprehensive Income (Loss) of Investee	1.5	3.1
Amortization of Unrecognized Postretirement Benefit Costs	—	0.2

Income Tax Benefit (Expense)	(13.7)	27.5

Other Comprehensive Income (Loss)	$24.4	$(50.2)

Total Comprehensive Income was $72.6 million for the three months ended March 31, 2010. Total Comprehensive Loss was $55.8 million for the three months ended March 31, 2009.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12—Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)

The components of Accumulated Other Comprehensive Income at March 31, 2010 and December 31, 2009 were:

(Dollars in Millions)	March 31, 2010	Dec. 31, 2009
Unrealized Gains (Losses) on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$(2.2)	$(0.3)
Other Unrealized Gains (Losses) on Investments	133.2	103.5
Equity in Accumulated Other Comprehensive Loss of Investee, Net of Income Taxes	(4.8)	(1.9)
Foreign Currency Translation Adjustments, Net of Income Taxes	(0.8)	(0.3)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(42.2)	(42.2)

Total Accumulated Other Comprehensive Income	$83.2	$58.8

Note 13—Income from Investments

Net Investment Income for the three months ended March 31, 2010 and 2009 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Investment Income (Loss):
Interest and Dividends on Fixed Maturities	$61.7	$58.2
Dividends on Equity Securities	4.3	3.2
Short-term Investments	0.1	0.4
Loans to Policyholders	4.1	3.7
Real Estate	6.6	7.0
Equity Method Limited Liability Investments	9.4	(20.3)
Other	—	0.1

Total Investment Income	86.2	52.3
Investment Expenses:
Real Estate	6.5	6.6
Other Investment Expenses	0.2	—

Total Investment Expenses	6.7	6.6

Net Investment Income	$79.5	$45.7

The components of Net Realized Gains on Sales of Investments for the three months ended March 31, 2010 and 2009 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Fixed Maturities:
Gains on Sales	$2.5	$0.4
Equity Securities:
Gains on Sales	1.7	0.5
Other Investments:
Trading Securities Net Gains (Losses)	0.3	(0.1)

Net Realized Gains on Sales of Investments	$4.5	$0.8

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Income from Investments (continued)

The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Fixed Maturities	$(3.2)	$(21.6)
Equity Securities	—	(3.4)

Net Impairment Losses Recognized in Earnings	$(3.2)	$(25.0)

See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements included in the 2009 Annual Report for a discussion of a change in accounting principle adopted in the second quarter of 2009 which impacts the determination of the amount of other-than-temporary-impairment (“OTTI”) losses on Investments in Fixed Maturities that are recognized in earnings on and subsequent to April 1, 2009.

The following table sets forth the pre-tax amount of OTTI credit losses, recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of the dates indicated, for which a portion of the OTTI loss has been recognized in Accumulated Other Comprehensive Income, and the corresponding changes in such amounts.

(Dollars in Millions)	January 1, 2010 to March 31, 2010
Beginning Balance	$3.7
Additions for Previously Unrecognized OTTI Credit Losses	3.1
Increases to Previously Recognized OTTI Credit Losses	0.1
Reductions to Previously Recognized OTTI Credit Losses	(1.3)

Ending Balance	$5.6

Note 14—Income Taxes

Current and Deferred Income Tax Assets at March 31, 2010 and December 31, 2009 were:

(Dollars in Millions)	March 31, 2010	December 31, 2009
Current Income Tax Assets	$19.3	$10.4
Deferred Income Tax Assets	74.9	106.8
Valuation Allowance for State Income Taxes	(9.4)	(9.6)

Current and Deferred Income Tax Assets	$84.8	$107.6

Deferred Income Tax Assets include net operating loss carryforwards of $65.8 million and $67.2 million at March 31, 2010 and December 31, 2009, respectively, which included federal net operating loss carryforwards of $60.6 million and $62.2 million, respectively, and state net operating loss carryforwards of $5.2 million and $5.0 million, respectively. The federal net operating loss carryforwards are scheduled to expire in years 2017 through 2027. The Company expects to fully utilize these federal net operating loss carryforwards. The state net operating loss carryforwards relate to Fireside Bank, the majority of which are scheduled to expire in 2029. Deferred income tax asset valuation allowances of $9.4 million and $9.6 million were required at March 31, 2010 and December 31, 2009, respectively, and relate to state income taxes for Fireside Bank.

The Company has not provided Federal income taxes on $14.7 million of Mutual Savings Life Insurance Company’s income earned prior to 1984 which is not subject to income taxes under certain circumstances. Federal income taxes of $5.1 million would be paid on such income if it is distributed to its parent, United Insurance Company of America (“United”), a subsidiary of Unitrin, in the future or if it does not continue to meet certain limitations.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14—Income Taxes (continued)

Income tax expense for the three months ended March 31, 2010 includes income tax expense of $0.8 million due a decrease in deferred tax assets related to a limitation, imposed under the Health Care Acts signed into law in the first quarter of 2010, on the future deductibility of certain benefit payments under the Company’s postretirement medical plan. Income taxes paid were $21.8 million and $47.0 million for the three months ended March 31, 2010 and 2009, respectively.

Note 15—Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the three months ended March 31, 2010 and 2009 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Service Cost Benefits Earned	$2.5	$2.6
Interest Cost on Projected Benefit Obligation	5.5	5.4
Expected Return on Plan Assets	(5.9)	(6.1)
Net Amortization and Deferral	0.4	—

Total Pension Expense	$2.5	$1.9

Total Pension Expense presented above includes service cost benefits earned and reported in discontinued operations of $0.1 million for each of the three-month periods ended March 31, 2010 and 2009.

The components of Postretirement Benefits Other than Pensions Expense for the three months ended March 31, 2010 and 2009 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Interest Cost on Projected Benefit Obligation	$0.5	$0.5
Net Amortization and Deferral	(0.4)	(0.5)

Total Postretirement Benefits Other than Pensions Expense	$0.1	$—

The Company is required to measure the benefit obligation associated with its postretirement benefit plan other than pensions annually on December 31. The Company currently cannot predict what effect, if any, the Health Care Acts will have on the valuation of such benefit obligation at the next measurement date.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Business Segments

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life insurance and automobile finance businesses. The Company conducts its continuing operations through five operating segments: Kemper, Unitrin Specialty, Unitrin Direct, Career Agency and Fireside Bank. Reserve National, now classified and reported as a discontinued operation, and Career Agency previously had comprised the Company’s Life and Health Insurance segment.

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

The Kemper segment provides preferred and standard risk personal automobile insurance, homeowners insurance and other personal insurance through independent agents. The Unitrin Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty market through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their adverse driving records or claim or credit histories. Unitrin Direct markets personal automobile and homeowners insurance through direct mail and the Internet through web insurance portals, click-thrus and its own website and through employer-sponsored voluntary benefit programs and other affinity relationships. The Career Agency segment provides individual life, accident, health and property insurance. The Fireside Bank segment made sub-prime automobile loans primarily for the purchase of pre-owned automobiles and offered certificates of deposits. On March 24, 2009, Fireside Bank suspended all new lending activity and ceased opening new certificate of deposit accounts as part of a plan to exit the automobile finance business.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Business Segments (continued)

Segment Revenues for the three months ended March 31, 2010 and 2009 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Revenues:
Kemper:
Earned Premiums	$222.4	$230.9
Net Investment Income	12.4	2.3
Other Income	0.1	0.1

Total Kemper	234.9	233.3

Unitrin Specialty:
Earned Premiums	122.4	132.6
Net Investment Income	6.1	1.1
Other Income	0.2	—

Total Unitrin Specialty	128.7	133.7

Unitrin Direct:
Earned Premiums	76.0	82.6
Net Investment Income	5.3	0.8

Total Unitrin Direct	81.3	83.4

Career Agency:
Earned Premiums	128.9	135.1
Net Investment Income	52.0	39.9
Other Income	—	0.1

Total Career Agency	180.9	175.1

Fireside Bank:
Interest, Loan Fees and Earned Discounts	30.2	51.8
Other Automobile Finance Revenues	0.4	1.1

Automobile Finance Revenues	30.6	52.9
Net Investment Income	0.5	0.9

Total Fireside Bank	31.1	53.8

Total Segment Revenues	656.9	679.3

Unallocated Dividend Income	0.1	0.3
Net Realized Gains on Sales of Investments	4.5	0.8
Net Impairment Losses Recognized in Earnings	(3.2)	(25.0)
Other	3.1	0.4

Total Revenues	$661.4	$655.8

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Business Segments (continued)

Segment Operating Profit (Loss) for the three months ended March 31, 2010 and 2009 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Segment Operating Profit (Loss):
Kemper	$19.3	$13.0
Unitrin Specialty	7.5	—
Unitrin Direct	(1.1)	(8.5)
Career Agency	41.9	21.9
Fireside Bank	4.8	(5.2)

Total Segment Operating Profit	72.4	21.2

Unallocated Dividend Income	0.1	0.3
Net Realized Gains on Sales of Investments	4.5	0.8
Net Impairment Losses Recognized in Earnings	(3.2)	(25.0)
Other Expense, Net	(6.7)	(7.1)

Income (Loss) from Continuing Operations before Income Taxes and Equity in Net Income of Investee	$67.1	$(9.8)

Segment Net Income (Loss) for the three months ended March 31, 2010 and 2009 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Segment Net Income (Loss):
Kemper	$14.6	$10.4
Unitrin Specialty	5.8	1.0
Unitrin Direct	0.1	(4.9)
Career Agency	27.3	14.1
Fireside Bank	3.0	(9.9)

Total Segment Net Income	50.8	10.7
Net Income (Loss) From:
Unallocated Dividend Income	0.1	0.3
Net Realized Gains on Sales of Investments	2.9	0.5
Net Impairment Losses Recognized in Earnings	(2.1)	(16.2)
Other Expense, Net	(4.1)	(4.0)

Income (Loss) from Continuing Operations before Equity in Net Income of Investee	47.6	(8.7)
Equity in Net Income of Investee	0.7	1.2

Income (Loss) from Continuing Operations	$48.3	$(7.5)

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Business Segments (continued)

Earned Premiums by product line for the three months ended March 31, 2010 and 2009 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Life	$99.4	$100.5
Accident and Health	8.2	8.3
Property and Casualty:
Personal Lines:
Automobile	322.2	344.0
Homeowners	74.1	73.3
Other Personal	34.3	39.6

Total Personal Lines	430.6	456.9

Commercial Automobile	11.5	15.5

Total Earned Premiums	$549.7	$581.2

Note 17—Fair Value Measurements

The Company classifies its Investments in Fixed Maturities and Equity Securities as available for sale and reports these investments at fair value. The Company classifies certain investments in mutual funds included in Other Investments as trading securities and reports these investments at fair value. The Company has no material liabilities that are measured and reported at fair value.

The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at March 31, 2010 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value March 31, 2010
Available for Sale Securities:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$250.3	$409.0	$—	$659.3
States, Municipalities and Political Subdivisions	—	1,807.2	—	1,807.2
Corporate Securities:
Bonds and Notes	—	1,787.8	123.0	1,910.8
Redeemable Preferred Stocks	—	77.1	66.8	143.9
Mortgage and Asset-backed	—	8.3	4.0	12.3

Total Investments in Fixed Maturities	250.3	4,089.4	193.8	4,533.5
Equity Securites:
Preferred Stocks	—	111.4	7.0	118.4
Common Stocks	26.9	4.8	8.8	40.5
Other Equity Interests	—	—	47.1	47.1

Total Equity Securities	26.9	116.2	62.9	206.0

Total Available for Sale Securities	277.2	4,205.6	256.7	4,739.5
Trading Securities:
Other Investments	4.8	—	—	4.8
Included in Assets of Discontinued Operations:
Fixed Maturities	7.0	76.6	—	83.6
Equity Securities	—	3.0	—	3.0

Total	$289.0	$4,285.2	$256.7	$4,830.9

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17—Fair Value Measurements (continued)

The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at December 31, 2009 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Dec. 31, 2009
Available for Sale Securities:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$245.3	$475.6	$—	$720.9
States, Municipalities and Political Subdivisions	—	1,745.3	—	1,745.3
Corporate Securities:
Bonds and Notes	—	1,807.8	124.8	1,932.6
Redeemable Preferred Stocks	—	80.3	70.1	150.4
Mortgage and Asset-backed	—	7.3	4.9	12.2

Total Investments in Fixed Maturities	245.3	4,116.3	199.8	4,561.4
Equity Securites:
Preferred Stocks	—	109.5	5.6	115.1
Common Stocks	28.0	4.8	8.4	41.2
Other Equity Interests	—	—	39.1	39.1

Total Equity Securities	28.0	114.3	53.1	195.4

Total Available for Sale Securities	273.3	4,230.6	252.9	4,756.8
Trading Securities:
Other Investments	4.6	—	—	4.6

Total	$277.9	$4,230.6	$252.9	$4,761.4

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17—Fair Value Measurements (continued)

The Company investigates significant differences related to the values provided. On completion of its investigation, management exercises judgment to determine the price selected and whether adjustments, if any, to the price obtained from the Company’s primary pricing provider would warrant classification of the price as Level 3. In instances where a measurement cannot be obtained from either pricing provider, the Company generally will evaluate bid prices from one or more binding quotes obtained from market makers to value investments in inactive markets and classified by the Company as Level 2. The Company generally classifies securities when it receives non-binding quotes or indications as Level 3 securities unless the Company can validate the quote or indication against recent transactions in the market. For securities classified as Level 3, the Company either uses valuations provided by third party fund managers, third party appraisers or the Company’s own internal valuations. These valuations typically employ valuation techniques including earning multiples based on comparable public securities, industry specific non-earnings based multiples or discounted cash flow models. Valuations classified as Level 3 by the Company generally consist of investments in various private placement securities of non-rated entities. In rare cases, if the private placement security has only been outstanding for a short amount of time, the Company, after considering the initial assumptions used in acquiring an investment, considers the original purchase price as representative of the fair value.

Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2010 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$124.8	$70.1	$4.9	$14.0	$39.1	$252.9
Total Gains (Losses):
Included in Condensed Consolidated Statement of Operations	(0.7)	(1.8)	—	—	0.1	(2.4)
Included in Other Comprehensive Income (Loss)	(0.5)	(1.7)	(0.8)	2.2	1.3	0.5
Purchases, Sales and Settlements, Net	(0.6)	0.2	(0.1)	(0.4)	6.6	5.7

Balance at End of Period	$123.0	$66.8	$4.0	$15.8	$47.1	$256.7

There were no transfers into or out of Levels 1, 2 or 3 for the three months ended March 31, 2010.

Additional information pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2009 is presented below:

(Dollars in Millions)	Total
Balance at Beginning of Period	$264.2
Total Gains (Losses):
Included in Condensed Consolidated Statement of Operations	(20.8)
Included in Other Comprehensive Loss	1.3
Purchases, Sales and Settlements, Net	(5.0)
Transfers in and/or out of Level 3	0.8

Balance at End of Period	$240.5

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18—Contingencies

In the ordinary course of their businesses, Unitrin and its subsidiaries are involved in legal proceedings including lawsuits, regulatory examinations and inquiries. Some of these proceedings involve matters particular to the Company or one or more of its subsidiaries, while others pertain to business practices in the industries in which Unitrin or its subsidiaries operate. Some lawsuits seek class action status that, if granted, could expose Unitrin or its subsidiaries to potentially significant liability by virtue of the size of the putative classes. These matters can raise complicated issues and may be subject to many uncertainties, including but not limited to: (i) the underlying facts of the matter; (ii) unsettled questions of law; (iii) issues unique to the jurisdiction where the matter is pending; (iv) damage claims, including claims for punitive damages, that are disproportionate to the actual economic loss incurred; and (v) the legal, regulatory and political environments faced by large corporations generally and the insurance and banking sectors specifically. Accordingly, the outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular points in time are in most cases difficult or impossible to ascertain.

Certain subsidiaries of Unitrin, like many property and casualty insurers, are defending a significant volume of lawsuits in Florida, Louisiana and Texas arising out of property damage caused by catastrophes and storms, including major hurricanes. In these matters, the plaintiffs seek compensatory and punitive damages, and equitable relief. The Company believes its relevant subsidiaries have meritorious defenses to these proceedings which they are vigorously defending. However, it is anticipated that additional lawsuits will continue to be filed, at least until the applicable statutes of limitation expire, though some courts continue to demonstrate reluctance to enforce these statutes.

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

Note 19—Related Parties

One of Unitrin’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. FS&C provides investment management services with respect to certain funds of the Company’s pension plans. At March 31, 2010, the Company’s pension plans had $88.0 million in assets managed by FS&C. For each of the three-month periods ended March 31, 2010 and 2009, the Company’s pension plans paid, in the aggregate, $0.1 million to FS&C.

With respect to the Company’s defined contribution plans, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. As of March 31, 2010, participants in the Company’s defined contribution plans had allocated $17.5 million for investment in the Dreyfus Appreciation Fund, representing 6.3% of the total amount invested in the Company’s defined contribution plans.

Eric J. Draut, Unitrin’s Executive Vice President and Chief Financial Officer and a member of Unitrin’s Board of Directors, is a director of Intermec (the Company’s Investee). Unitrin’s Career Agency segment paid $0.1 million to Intermec for the three months ended March 31, 2009 for the maintenance of hand held computers previously purchased from Intermec.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19—Related Parties (continued)

The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

As described in Note 20, “Relationships with Mutual Insurance Companies,” to the Condensed Consolidated Financial Statements, the Company also has certain relationships with Capitol County Mutual Fire Insurance Company (“Capitol”), a mutual insurance company which is owned by its policyholders.

Note 20—Relationships with Mutual Insurance Companies

Unitrin subsidiary, Trinity Universal Insurance Company (“Trinity”) and Capitol, and Trinity and Capitol’s wholly-owned subsidiary, Old Reliable Casualty Company (“ORCC”), are parties to quota share reinsurance agreements whereby Trinity assumes 100% of the business written by Capitol and ORCC. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Five employees of the Company serve as directors of Capitol’s five-member board of directors. Nine employees of the Company also serve as directors of ORCC’s nine-member board of directors.

Unitrin’s subsidiary, United, provides claims and administrative services to Capitol and ORCC. In addition, agents appointed by United’s subsidiary, The Reliable Life Insurance Company and employed by United, are also appointed by Capitol and ORCC to sell property insurance products. The Company also provides certain investment services to Capitol and ORCC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Results

Net Income was $48.2 million ($0.77 per unrestricted common share) for the three months ended March 31, 2010, compared to Net Loss of $5.6 million ($0.09 per unrestricted common share) for the three months ended March 31, 2009. Income from Continuing Operations was $48.3 million ($0.77 per unrestricted common share) for the three months ended March 31, 2010, compared to Loss from Continuing Operations of $7.5 million ($0.12 per unrestricted common share) for the three months ended March 31, 2009. As discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), results from continuing operations increased for the three months ended March 31, 2010 due primarily to higher segment operating results in the aggregate, including higher Net Investment Income, and lower Net Impairment Losses Recognized in Earnings and higher Net Realized Gains on Sales of Investments. The Company reported Loss from Discontinued Operations of $0.1 million and Income from Discontinued Operations of $1.9 million for the three months ended March 31, 2010 and 2009, respectively.

Earned Premiums were $549.7 million for the three months ended March 31, 2010, compared to $581.2 million for the same period in 2009, a decrease of $31.5 million. Earned Premiums decreased in all four insurance segments.

Automobile Finance Revenues decreased by $22.3 million for the three months ended March 31, 2010, compared to the same period in 2009, due to Fireside Bank’s ongoing plan to exit the automobile finance business.

Net Investment Income increased by $33.8 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to higher net investment income from certain Equity Method Limited Liability Investments and higher interest and dividend income from Investments in Fixed Maturities. Net Investment Income included income of $9.4 million from Equity Method Limited Liability Investments for the three months ended March 31, 2010, compared to a loss of $20.3 million for the same period in 2009.

Net Realized Gains on Sales of Investments were $4.5 million for the three months ended March 31, 2010, compared to $0.8 million for the same period in 2009. Net Impairment Losses Recognized in Earnings for the three months ended March 31, 2010 and 2009 were $3.2 million and $25.0 million, respectively, resulting from other than temporary declines in fair values of investments. The Company cannot predict when or if similar investments gains or losses may occur in the future.

Kemper

Selected financial information for the Kemper segment follows:

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Earned Premiums:
Automobile	$137.4	$146.1
Homeowners	72.1	71.6
Other Personal	12.9	13.2

Total Earned Premiums	222.4	230.9
Net Investment Income	12.4	2.3
Other Income	0.1	0.1

Total Revenues	234.9	233.3

Incurred Losses and LAE	154.4	151.1
Insurance Expenses	61.2	69.2

Operating Profit	19.3	13.0
Income Tax Expense	(4.7)	(2.6)

Net Income	$14.6	$10.4

Ratios Based On Earned Premiums

	Three Months Ended
	March 31, 2010	March 31, 2009
Incurred Loss and LAE Ratio (excluding Catastrophes)	63.1%	62.5%
Incurred Catastrophe Loss and LAE Ratio	6.3%	2.9%

Total Incurred Loss and LAE Ratio	69.4%	65.4%
Incurred Expense Ratio	27.5%	30.0%

Combined Ratio	96.9%	95.4%

Insurance Reserves

(Dollars in Millions)	March 31, 2010	Dec. 31, 2009
Insurance Reserves:
Automobile	$295.4	$300.4
Homeowners	91.0	86.4
Other Personal	36.7	35.9

Insurance Reserves	$423.1	$422.7

Insurance Reserves:
Loss Reserves:
Case	$262.4	$259.5
Incurred but Not Reported	88.1	90.1

Total Loss Reserves	350.5	349.6
LAE Reserves	72.6	73.1

Insurance Reserves	$423.1	$422.7

Kemper (continued)

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$6.6	$10.9
Favorable Catastrophe Loss and LAE Reserve Development, Net	1.6	7.3

Total Favorable Loss and LAE Reserve Development, Net	$8.2	$18.2

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	1.9%	3.8%

Earned Premiums in the Kemper segment decreased by $8.5 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to lower volume, partially offset by higher average premium rates. Volume decreased due, in part, to planned decreases related to certain initiatives implemented in 2009 to improve profitability and the return on required capital. Earned premiums on automobile insurance decreased by $8.7 million for the three months ended March 31, 2010, compared to the same period in 2009, due to lower volume, partially offset by higher average premium rates. Earned premiums on homeowners insurance increased by $0.5 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to higher average premium rates and, to a lesser extent, a decrease in the cost of reinsurance, partially offset by lower volume. Earned premiums on other personal insurance decreased by $0.3 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to lower volume, partially offset by higher average premium rates.

Net Investment Income in the Kemper segment increased by $10.1 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to higher net investment income from Equity Method Limited Liability Investments. The Kemper segment reported net investment income of $2.8 million from Equity Method Limited Liability Investments for the three months ended March 31, 2010, compared to net investment losses of $6.2 million for the same period in 2009.

Operating Profit in the Kemper segment increased by $6.3 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to the higher Net Investment Income and lower Insurance Expenses, partially offset by lower favorable loss and LAE reserve development.

Homeowners insurance incurred losses and LAE were $50.8 million for the three months ended March 31, 2010, compared to $45.0 million for the same period in 2009. Homeowners insurance incurred losses and LAE increased due primarily to lower favorable loss and LAE reserve development and higher catastrophe losses and LAE (excluding development), partially offset by lower non-catastrophe storm losses and LAE. Favorable loss and LAE reserve development was $3.7 million for the three months ended March 31, 2010, compared to favorable development of $9.4 million for the same period in 2009. Loss and LAE reserve development for the three months ended March 31, 2009 included favorable development of $4.9 million on two hurricanes which occurred in the third quarter 2008. Catastrophe losses and LAE (excluding development) on homeowners insurance was $14.0 million for the three months ended March 31, 2010, compared to $10.9 million for the same period in 2009.

Automobile insurance incurred losses and LAE were $97.2 million for the three months ended March 31, 2010, compared to $100.6 million for the same period in 2009. Automobile insurance incurred losses and LAE decreased due primarily to lower claim volume, partially offset by lower favorable loss and LAE reserve development in 2010. Favorable loss and LAE reserve development was $3.9 million for the three months ended March 31, 2010, compared to $8.7 million for the same period in 2009.

Kemper (continued)

Other personal insurance incurred losses and LAE were $6.4 million for the three months ended March 31, 2010, compared to $5.5 million in the same period in 2009. Other personal insurance incurred losses and LAE increased due primarily to higher levels of non-catastrophe losses, partially offset by higher favorable loss and LAE reserve development. Favorable loss and LAE reserve development on other personal insurance was $0.6 for the three months ended March 31, 2010, compared to favorable loss and LAE development of $0.1 million for the same period in 2009. See MD&A, “Critical Accounting Estimates,” of the 2009 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.

Insurance Expenses decreased by $8.0 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to lower acquisition expenses and the favorable impact of expense savings initiatives begun in 2009.

Net Income in the Kemper segment increased by $4.2 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to the higher Operating Profit. The Kemper segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $6.1 million for the three months ended March 31, 2010, compared to $5.8 million for the same period in 2009.

Unitrin Specialty

Selected financial information for the Unitrin Specialty segment follows:

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Earned Premiums:
Personal Automobile	$110.9	$117.1
Commercial Automobile	11.5	15.5

Total Earned Premiums	122.4	132.6
Net Investment Income	6.1	1.1
Other Income	0.2	—

Total Revenues	128.7	133.7

Incurred Losses and LAE	97.3	108.6
Insurance Expenses	23.9	25.1

Operating Profit	7.5	—
Income Tax Benefit (Expense)	(1.7)	1.0

Net Income	$5.8	$1.0

Ratios Based On Earned Premiums

	Three Months Ended
	March 31, 2010	March 31, 2009
Incurred Loss and LAE Ratio (excluding Catastrophes)	79.3%	81.3%
Incurred Catastrophe Loss and LAE Ratio	0.2%	0.6%

Total Incurred Loss and LAE Ratio	79.5%	81.9%
Incurred Expense Ratio	19.5%	18.9%

Combined Ratio	99.0%	100.8%

Unitrin Specialty (continued)

Insurance Reserves

(Dollars in Millions)	March 31, 2010	Dec. 31, 2009
Insurance Reserves:
Personal Automobile	$183.8	$186.5
Commercial Automobile	75.4	82.9
Other	9.0	8.5

Insurance Reserves	$268.2	$277.9

Insurance Reserves:
Loss Reserves:
Case	$166.7	$169.5
Incurred but Not Reported	65.7	71.3

Total Loss Reserves	232.4	240.8
LAE Reserves	35.8	37.1

Insurance Reserves	$268.2	$277.9

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Favorable (Adverse) Loss and LAE Reserve Development, Net (excluding Catastrophes)	$(1.3)	$0.2
Adverse Catastrophe Loss and LAE Reserve Development, Net	(0.1)	(0.1)

Total Favorable (Adverse) Loss and LAE Reserve Development, Net	$(1.4)	$0.1

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	(0.5%)	0.0%

Earned Premiums in the Unitrin Specialty segment decreased by $10.2 million for the three months ended March 31, 2010, compared to the same period in 2009, due to lower earned premiums on personal automobile insurance and commercial automobile insurance. Personal automobile insurance earned premiums decreased by $6.2 million for the three months ended March 31, 2010, compared to the same period in 2009, due to lower volume, partially offset by higher average premium rates. Economic conditions, increased competition, higher premium rates and increased down payment requirements, particularly in California, have all contributed to a decline in the number of personal automobile insurance policies in force in the Unitrin Specialty segment over the past several quarters. There were approximately 360,000 personal automobiles policies in force at the beginning of 2009, rising to approximately 380,000 policies at the end of the first quarter of 2009 and then declining to approximately 350,000 policies at the end of the first quarter of 2010. Unitrin Specialty’s management expects that policies in force will continue to decline for the next several quarters, but at a slower pace. Commercial automobile insurance earned premiums decreased by $4.0 million for the three months ended March 31, 2010, compared to the same period in 2009, due to lower volume and, to a lesser extent, lower average premium rates. Commercial automobile insurance volume has declined, due, in part, to increased competition and a contraction of the commercial automobile insurance market due to the continued effects of the recession. Average premium rates on commercial automobile insurance have declined due, in part, to the continued shift in the mix of Unitrin Specialty’s commercial automobile insurance business towards light commercial vehicle insurance products, which carry a lower premium rate per policy than other classes of commercial vehicles.

Unitrin Specialty (continued)

Net Investment Income in the Unitrin Specialty segment increased by $5.0 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to higher net investment income from Equity Method Limited Liability Investments. The Unitrin Specialty segment reported net investment income of $1.4 million from Equity Method Limited Liability Investments for the three months ended March 31, 2010, compared to net investment losses of $3.0 million for the same period in 2009.

Operating Profit in the Unitrin Specialty segment increased by $7.5 million for the three months ended March 31, 2010, compared to the same period in 2009, due to higher operating profit in personal automobile insurance, partially offset by lower operating profit in commercial automobile insurance and other insurance.

Personal automobile insurance operating profit increased by $8.4 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to higher net investment income and lower incurred losses and LAE as a percentage of personal automobile insurance earned premiums. Net investment income allocated to personal automobile insurance increased by $3.9 million for the three months ended March 31, 2010, compared to the same period in 2009, due to higher investment returns on Equity Method Limited Liability Investments. Incurred losses and LAE (excluding catastrophes and development) as a percentage of personal automobile earned premiums decreased due primarily to lower frequency, partially offset by higher severity. Personal automobile insurance catastrophe losses and LAE were $0.2 million for the three months ended March 31, 2010, compared to $0.9 million for the same period in 2009. Loss and LAE reserve development on personal automobile insurance had an adverse effect of $0.4 million for the three months ended March 31, 2010, compared to an adverse effect of $0.8 million for the same period in 2009. See MD&A, “Critical Accounting Estimates,” of the 2009 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Commercial automobile insurance operating profit decreased by $0.2 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to higher incurred losses and LAE as a percentage of commercial automobile insurance earned premiums and higher insurance expenses as a percentage of commercial automobile insurance earned premiums, partially offset by higher net investment income. Incurred losses and LAE as a percentage of commercial automobile insurance earned premiums increased due primarily to the effects of reserve development. Loss and LAE reserve development on commercial automobile insurance had an adverse effect of $0.3 million for the three months ended March 31, 2010, compared to a favorable effect of $0.9 million for the same period in 2009. Incurred losses and LAE (excluding development) as a percentage of commercial automobile insurance earned premiums decreased for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to lower severity, partially offset by higher frequency of losses. Net investment income allocated to commercial automobile insurance increased by $1.1 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to higher investment returns on Equity Method Limited Liability Investments.

Operating profit in other insurance decreased by $0.7 million for the three months ended March 31, 2010, compared to the same period in 2009, due to the impact of adverse loss and LAE reserve development. Adverse loss and LAE reserve development on other insurance was $0.7 million for the three months ended March 31, 2010 and was almost entirely related to two liability claims, one from 2003 and the other from 2005. Loss and LAE reserve development was not significant for the three months ended March 31, 2009.

Net Income in the Unitrin Specialty segment increased by $4.8 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to the higher operating profit. The Unitrin Specialty segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $3.0 million for the three months ended March 31, 2010, compared to $2.8 million for the same period in 2009.

Unitrin Direct

Selected financial information for the Unitrin Direct segment follows:

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Earned Premiums:
Automobile	$73.9	$80.8
Homeowners	2.0	1.7
Other	0.1	0.1

Total Earned Premiums	76.0	82.6
Net Investment Income	5.3	0.8

Total Revenues	81.3	83.4

Incurred Losses and LAE	58.6	64.0
Insurance Expenses	23.8	27.9

Operating Loss	(1.1)	(8.5)
Income Tax Benefit	1.2	3.6

Net Income (Loss)	$0.1	$(4.9)

Ratios Based On Earned Premiums

	Three Months Ended
	March 31, 2010	March 31, 2009
Incurred Loss and LAE Ratio (excluding Catastrophes)	76.6%	77.0%
Incurred Catastrophe Loss and LAE Ratio	0.5%	0.5%

Total Incurred Loss and LAE Ratio	77.1%	77.5%
Incurred Expense Ratio	31.3%	33.8%

Combined Ratio	108.4%	111.3%

Insurance Reserves

(Dollars in Millions)	March 31, 2010	Dec. 31, 2009
Insurance Reserves:
Automobile	$232.0	$241.2
Homeowners	3.2	3.2
Other	2.4	2.6

Insurance Reserves	$237.6	$247.0

Insurance Reserves:
Loss Reserves:
Case	$138.5	$126.4
Incurred but Not Reported	60.5	79.8

Total Loss Reserves	199.0	206.2
LAE Reserves	38.6	40.8

Insurance Reserves	$237.6	$247.0

Unitrin Direct (continued)

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$3.8	$4.0
Adverse Catastrophe Loss and LAE Reserve Development, Net	(0.2)	(0.2)

Total Favorable Loss and LAE Reserve Development, Net	$3.6	$3.8

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	1.5%	2.3%

On February 13, 2009, the Company completed its acquisition of Direct Response Corporation, including its insurance subsidiaries, (“Direct Response”) in a cash transaction. Direct Response specializes in the sale of personal automobile insurance through direct mail and the Internet through web insurance portals, and its own websites, Response.com and Teachers.com. The results for Direct Response are included in the Unitrin Direct segment from the date of acquisition. Direct Response had earned premiums of $29.2 million for the three months ended March 31, 2010. Direct Response had earned premiums of $17.2 million from the date of acquisition through March 31, 2009.

Excluding earned premiums from Direct Response, Earned Premiums in the Unitrin Direct segment decreased by $18.6 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to lower volume. Unitrin Direct has continued moderating its marketing spending and modifying its direct mail marketing program to target a better response rate from customers with more favorable risk characteristics and place greater emphasis on improving premium rate adequacy and insurance risk selection. The Unitrin Direct segment has implemented and continues to implement rate increases in most states, with more significant rate increases implemented for the Direct Response book of business. The Unitrin Direct segment has temporarily suspended writing new business using Direct Response’s insurance products until certain rate increases and product changes are implemented. These actions have led to a decrease in the overall premium volume, with the number of policies in force at March 31, 2010 decreasing by over 20% from the level at March 31, 2009. While premium rate increases have been and continue to be implemented over much of the Unitrin Direct segment’s book of business, average earned premiums per policy have remained relatively flat due primarily to an improvement in the risk characteristics of the book of business. The Unitrin Direct segment expects that earned premiums will continue to decline in 2010.

Net Investment Income in the Unitrin Direct segment increased by $4.5 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to higher investment returns from Equity Method Limited Liability Investments and higher levels of investments allocated to the Unitrin Direct segment, in part, due to the inclusion of Direct Response for a full quarter in 2010. The Unitrin Direct segment reported net investment income of $1.2 million from Equity Method Limited Liability Investments for the three months ended March 31, 2010, compared to a net investment loss of $2.2 million for the same period in 2009.

The Unitrin Direct segment reported an Operating Loss of $1.1 million for the three months ended March 31, 2010, compared to an Operating Loss of $8.5 million for the same period in 2009. The reduction in the Operating Loss is due primarily to the higher Net Investment Income, lower Insurance Expenses as a percentage of earned premiums and, to a lesser extent, lower Incurred Losses and LAE as a percentage of earned premiums.

While Incurred Losses and LAE as a percentage of earned premiums decreased slightly for the three months ended March 31, 2010, compared to the same period in 2009, due to the underwriting actions described above, they remain significantly higher than the level required to produce an underwriting profit. Underwriting profit is a non-GAAP measure of profitability before tax used by insurance companies to measure the profits directly related to earned premiums. Accordingly, underwriting profit excludes net investment income, whereas Operating Profit, a GAAP measure, includes net investment income.

Insurance Expenses in the Unitrin Direct segment were $23.8 million, or 31.3% of earned premiums, for the three months ended March 31, 2010, compared to $27.9, or 33.8% of earned premiums, for the same period in 2009. Insurance Expenses decreased due primarily to lower salary and benefits expenses, in part, due to certain restructuring actions taken in 2009, lower bad debt expense and lower restructuring costs. Restructuring costs were $0.1 million for the three months ended March 31, 2010, compared to $1.3 million for the same period in 2009.

Unitrin Direct (continued)

Unitrin Direct reported Net Income of $0.1 million for the three months ended March 31, 2010, compared to a Net Loss of $4.9 million for the same period in 2009. Net results in the Unitrin Direct segment improved due primarily to the improvement in operating results. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $2.6 million for the three months ended March 31, 2010, compared to $2.0 million for the same period in 2009.

Career Agency

Selected financial information for the Career Agency segment follows:

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Earned Premiums:
Life	$99.4	$100.5
Accident and Health	8.2	8.3
Property	21.3	26.3

Total Earned Premiums	128.9	135.1
Net Investment Income	52.0	39.9
Other Income	—	0.1

Total Revenues	180.9	175.1
Policyholders’ Benefits and Incurred Losses and LAE	83.0	93.9
Insurance Expenses	56.0	59.3

Operating Profit	41.9	21.9
Income Tax Expense	(14.6)	(7.8)

Net Income	$27.3	$14.1

Insurance Reserves

(Dollars in Millions)	March 31, 2010	Dec. 31, 2009
Insurance Reserves:
Future Policyholder Benefits	$2,964.0	$2,947.3
Incurred Losses and LAE:
Life	42.3	41.6
Accident and Health	5.7	5.5
Property	16.5	19.0

Total Incurred Losses and LAE	64.5	66.1

Insurance Reserves	$3,028.5	$3,013.4

Career Agency (continued)

Earned Premiums in the Career Agency segment decreased by $6.2 million for the three months ended March 31, 2010, compared to the same period in 2009. Earned premiums on property insurance decreased by $5.0 million due primarily to lower volume resulting from a strategy to reduce the segment’s catastrophe exposure through the non-renewal of dwelling coverage in certain coastal areas and the continued run-off of dwelling coverage in all other markets, slightly offset by lower catastrophe reinsurance premiums. Earned premiums on life insurance and accident and health insurance decreased by $1.1 million and $0.1 million, respectively, due to lower volume, partially offset by higher average premium rates.

Over the past several years the Career Agency segment has taken several actions to reduce its exposure to catastrophe risks. These actions have included non-renewing dwelling coverage in coastal areas and areas further inland and the halting of new sales of dwelling coverage in all markets. The non-renewals were substantially completed in the second quarter of 2009. As the remaining insurance policies providing dwelling coverage run off over the next several years, the Career Agency segment expects that its exposure to catastrophe risks will continue to decline along with the related earned premiums.

The Company believes that the accident and health insurance products that are sold by its career agents meet the definition of “HIPAA Excepted Benefit Plans” under the Health Care Acts that were signed into law in the first quarter of 2010 and as such are exempt from substantially all of the provisions of the Health Care Acts, including a provision which sets minimum loss ratios for health insurance policies. Accordingly, the Company currently does not anticipate that the Health Care Acts will have a material impact on the Career Agency segment’s operations.

Net Investment Income in the Career Agency segment increased by $12.1 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to higher net investment income from Equity Method Limited Liability Investments and, to a lesser extent, higher yields on investments in fixed maturities. The Career Agency segment reported net investment income of $3.3 million from Equity Method Limited Liability Investments for the three months ended March 31, 2010, compared to net investment losses of $6.8 million for the same period in 2009.

Operating Profit in the Career Agency segment increased by $20.0 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to the higher net investment income and lower losses and LAE on property insurance, partially offset by the impact of lower volume of insurance in force. Losses and LAE, net of reinsurance, on property insurance decreased by $10.0 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to the favorable impact of loss reserve development and lower catastrophe losses and LAE (excluding development). Favorable loss reserve development on property insurance was $0.3 million (including favorable development of $0.7 million on catastrophes) for the three months ended March 31, 2010, compared to adverse development of $7.4 million (including adverse development of $4.5 million on catastrophes) for the same period in 2009. Catastrophe losses and LAE, net of reinsurance (excluding development), were $0.1 million for the three months ended March 31, 2010, compared to $1.6 million for the same period in 2009. The Career Agency segment has a number of pending legal matters related to catastrophes and storms and could continue to report either favorable or unfavorable catastrophe reserve development in future periods depending on the resolution of these matters. See Note 18, “Contingencies,” to the Condensed Consolidated Financial Statements. Insurance Expenses in the Career Agency segment decreased by $3.3 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to lower career agent compensation expense and lower cost of employee benefits.

Net Income in the Career Agency segment was $27.3 million for the three months ended March 31, 2010, compared to $14.1 million for the same period in 2009.

Fireside Bank

Selected financial information for the Fireside Bank segment follows:

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Interest, Loan Fees and Earned Discounts	$30.2	$51.8
Other Automobile Finance Revenues	0.4	1.1

Total Automobile Finance Revenues	30.6	52.9
Net Investment Income	0.5	0.9

Total Revenues	31.1	53.8

Provision for Loan Losses	2.9	20.0
Interest Expense on Certificates of Deposits	7.9	12.6
General and Administrative Expenses	15.5	26.4

Operating Profit (Loss)	4.8	(5.2)
Income Tax Expense	(1.8)	(4.7)

Net Income (Loss)	$3.0	$(9.9)

Automobile Loan Originations	$—	$75.1

Weighted-Average Yield on Certificates of Deposits - End of Period	5.1%	4.7%

Automobile Loan Receivables

(Dollars in Millions)	March 31, 2010	Dec. 31, 2009
Sales Contracts and Loans Receivable	$634.8	$749.5
Unearned Discounts and Deferred Fees	(4.0)	(5.4)

Net Automobile Loan Receivables Outstanding	630.8	744.1
Reserve for Loan Losses	(74.7)	(83.3)

Automobile Loan Receivables	$556.1	$660.8

Fireside Bank (continued)

Automobile Loan Receivables

	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding
(Dollars in Millions)	March 31, 2010		December 31, 2009
Current Loan Balances	$424.1	67.2%	$444.4	59.7%
Delinquent Loan Balances:
Less than 30 Days Delinquent	172.9	27.4%	223.6	30.0%
30 Days to 59 Days Delinquent	28.8	4.6%	57.9	7.8%
60 Days to 89 Days Delinquent	4.2	0.7%	14.1	1.9%
Delinquent 90 Days or Greater	0.8	0.1%	4.1	0.6%

Net Automobile Loan Receivables Outstanding	630.8	100.0%	744.1	100.0%

Reserve for Loan Losses	(74.7)	11.8%	(83.3)	11.2%

Automobile Loan Receivables	$556.1		$660.8

Reserve For Loan Losses

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Reserve for Loan Losses - Beginning of Period	$83.3	$120.1
Provision for Loan Losses	2.9	20.0
Net Charge-off:
Automobile Loan Receivables Charged Off	(22.4)	(36.3)
Automobile Loan Receivables Recovered	10.9	9.8

Net Charge-off	(11.5)	(26.5)

Reserve for Loan Losses - End of Period	$74.7	$113.6

Capital

(Dollars in Millions)	March 31, 2010	Dec. 31, 2009
Capital	$236.7	$233.4

Ratio of Tier 1 Capital to Total Average Assets	23.7%	21.3%

As more fully discussed in the 2009 Annual Report, near the end of the first quarter of 2009 Fireside Bank began a plan to exit the automobile finance business and wind down its operations in an orderly fashion over the next several years. The first year of the exit plan has favorably exceeded the Company’s expectations. Net Automobile Loan Receivables Outstanding has declined steadily to $630.8 million at March 31, 2010 from $1,125.2 million at March 31, 2009, while Certificates of Deposits has declined to $596.1 million at March 31, 2010 from $1,054.4 million at March 31, 2009. Fireside Bank’s cash and investments totaled $242.8 million, or 40.7% of Certificates of Deposits at March 31, 2010, compared to $204.7 million, or 19.4% of Certificates of Deposits at March 31, 2009. The Company expects that

Fireside Bank (continued)

the amount of Automobile Loan Receivables and the amount of Certificates of Deposits outstanding will decline substantially in 2010 while the Fireside Bank segment reports slightly positive bottom line results. Fireside Bank’s ratio of Tier 1 capital to total average assets increased from 15.6% at March 31, 2009 to 23.7% at March 31, 2010. The Company expects Fireside Bank’s ratio of Tier 1 capital to total average assets will continue to remain well above regulatory requirements throughout 2010.

Interest, Loan Fees and Earned Discounts in the Fireside Bank segment decreased by $21.6 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to lower levels of Sales Contracts and Loans Receivable resulting from the cessation of lending activities in connection with the exit plan. Sales Contracts and Loans Receivable were $634.8 million at March 31, 2010, compared to $1,136.9 million at March 31, 2009. Fireside Bank has no loans outstanding that are secured by real estate. Fireside Bank has not sold or securitized any portion of its loan portfolio.

The Fireside Bank segment reported an Operating Profit of $4.8 million for the three months ended March 31, 2010, compared to an Operating Loss of $5.2 million for the same period in 2009. Operating results improved due primarily to lower Provision for Loan Losses, lower Interest Expense on Certificates of Deposits and lower General and Administrative Expenses, partially offset by lower Interest, Loan Fees and Earned Discounts.

The Provision for Loan Losses decreased by $17.1 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to the cessation of all lending activities in connection with the exit plan and, to a lesser extent, the impact of lower additions to the Reserve for Loan Losses, due, in part, to a lower rate of Net Charge-Off than previously anticipated for automobile loans originated in prior years. The Reserve for Loan Losses is maintained at a level that considers such factors as actual and expected loss experience, regulatory requirements and economic conditions to provide for estimated loan losses. Any change in these factors will result in either an addition or reduction to the Provision for Loan Losses in future periods. Net Charge-off decreased by $15.0 million for the three months ended March 31, 2010, compared to the same period in 2009, due to the lower level of Net Automobile Loan Receivables Outstanding and improved collection results. The improved collection results were partially the result of Fireside Bank maintaining a higher ratio of collectors to the number of delinquent customer accounts than in prior periods. Approximately 65% of Net Automobile Loan Receivables are concentrated in the state of California, where the unemployment rate has been higher than the national average over the last several years.

Fireside Bank’s loan portfolio delinquency typically follows a seasonal pattern in which quarter-end delinquency is at its highest point at the end of the year, at its lowest point at the end of the first quarter, and then trends higher at the end of the second and third quarters. The Company believes that loan portfolio delinquency will likely follow a similar pattern in 2010. At the same time, Fireside Bank also expects that while delinquent accounts measured in dollars will continue to decline as the loan portfolio declines, delinquency as a percentage of loans outstanding may increase compared to the same periods in prior years. Fireside Bank has historically had many customers who have fallen behind one or two loan payments, but have continued to make regular monthly payments. Fireside Bank expects that the number of these delinquent, but regularly paying, customers will decline at a slower pace than the overall loan portfolio and, accordingly, will comprise a greater percentage of the loan portfolio over time. The Reserve for Loan Losses as a percentage of Net Automobile Loan Receivables was 11.8% at March 31, 2010, compared to 11.2% at December 31, 2009. The Reserve for Loan Losses was $74.7 million at March 31, 2010, while Delinquent Loan Balances 30 Days or greater totaled $33.8 million. The Reserve for Loan Losses was $83.3 million at December 31, 2009, while Delinquent Loan Balances 30 Days or greater totaled $76.1 million.

Interest Expense on Certificates of Deposits decreased by $4.7 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to lower levels of deposits. Fireside Bank is making interest payments and redemptions on outstanding certificates of deposits in the ordinary course of business. In connection with the exit plan, Fireside Bank no longer permits depositors to renew existing certificates of deposits when they mature and is not opening new certificate of deposit accounts.

General and Administrative Expenses decreased by $10.9 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to the cessation of all lending activities and the closure of Fireside Bank’s remaining branches in 2009. Fireside Bank incurred $1.1 million and $5.4 million of pre-tax restructuring charges for the three months ended March 31, 2010 and 2009, respectively, related to its plan to exit the automobile finance business.

Fireside Bank (continued)

The Fireside Bank segment reported Net Income of $3.0 million for the three months ended March 31, 2010, compared to a Net Loss of $9.9 million for the same period in 2009. Income tax expense for the three months ended March 31, 2010 included a tax benefit of $0.2 million for a decrease in the valuation allowance for deferred state income taxes, net of federal taxes. Income tax expense for the three months ended March 31, 2009 included tax expense of $6.8 million for an increase in the valuation allowance for deferred state income taxes, net of federal benefit, due primarily to the plan to exit the automobile finance business. The Fireside Bank segment’s effective tax rate differs from the Federal statutory tax rate due primarily to state income taxes.

Investment Results

Investment Income

Net Investment Income for the three months ended March 31, 2010 and 2009 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Investment Income (Loss):
Interest and Dividends on Fixed Maturities	$61.7	$58.2
Dividends on Equity Securities	4.3	3.2
Short-term Investments	0.1	0.4
Loans to Policyholders	4.1	3.7
Real Estate	6.6	7.0
Equity Method Limited Liability Investments	9.4	(20.3)
Other	—	0.1

Total Investment Income	86.2	52.3
Investment Expenses:
Real Estate	6.5	6.6
Other Investment Expenses	0.2	—

Total Investment Expenses	6.7	6.6

Net Investment Income	$79.5	$45.7

Net Investment Income was $79.5 million and $45.7 million for the three months ended March 31, 2010 and 2009, respectively. Net Investment Income increased by $33.8 million in 2010, compared to 2009, due primarily to higher net investment income from Equity Method Limited Liability Investments and higher interest and dividends on fixed maturities. The Company reported net investment income of $9.4 million from Equity Method Limited Liability Investments for the three months ended March 31, 2010, compared to net investment losses of $20.3 million for the same period in 2009. Investment income from Equity Method Limited Liability Investments increased in 2010, compared to 2009, due primarily to increased investment returns. Interest and dividends on fixed maturities increased by $3.5 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to a higher level of fixed maturities due, in part, to the Company reinvesting a portion of its short-term investments in fixed maturities.

Investment Results (continued)

Total Comprehensive Investment Gains (Losses)

Total Comprehensive Investment Gains (Losses) are comprised of Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings that are reported in the Condensed Consolidated Statements of Operations and unrealized investment gains and losses that are not reported in the Condensed Consolidated Statements of Operations, but rather are reported in a consolidated statement of comprehensive income (loss). The components of Total Comprehensive Investment Gains (Losses) for the three months ended March 31, 2010 and March 31, 2009 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2010	March 31, 2009
Fixed Maturities:
Recognized in Condensed Consolidated Statements of Operations:
Gains on Sales	$2.5	$0.4
Net Impairment Losses Recognized in Earnings	(3.2)	(21.6)

Total Recognized in Condensed Consolidated Statements of Operations	(0.7)	(21.2)
Recognized in Other Comprehensive Gains (Losses)	32.0	(44.0)

Total Comprehensive Investment Gains (Losses) on Fixed Maturities	31.3	(65.2)

Equity Securities:
Recognized in Condensed Consolidated Statements of Operations:
Gains on Sales	1.7	0.5
Net Impairment Losses Recognized in Earnings	—	(3.4)

Total Recognized in Condensed Consolidated Statements of Operations	1.7	(2.9)
Recognized in Other Comprehensive Gains (Losses)	10.5	(24.4)

Total Comprehensive Investment Gains (Losses) on Equity Securities	12.2	(27.3)

Other Investments:
Recognized in Condensed Consolidated Statements of Operations:
Trading Securities Net Gains (Losses)	0.3	(0.1)

Total Recognized in Condensed Consolidated Statements of Operations	0.3	(0.1)

Total Comprehensive Investment Gains (Losses)	$43.8	$(92.6)

Recognized in Condensed Consolidated Statements of Operations	$1.3	$(24.2)
Recognized in Other Comprehensive Income (Loss)	42.5	(68.4)

Total Comprehensive Investment Gains (Losses)	$43.8	$(92.6)

Total Investment Gains Recognized in Other Comprehensive Income for the three months ended March 31, 2010 presented in the above table include Other Comprehensive Income of $1.2 million on investments included in Assets of Discontinued Operations. Total Comprehensive Investment Gains for the three months ended March 31, 2010 include unrealized gains of $43.3 million before tax and also include losses from foreign currency translation adjustments on investments of $0.8 million before tax. Total Comprehensive Investment Losses for the three months ended March 31, 2009 include unrealized losses of $68.9 million before tax and also include gains from foreign currency translation adjustments on investments of $0.5 million before tax.

Other-than-Temporary Impairment

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Operations in the period that the declines are determined to be other than temporary. Total Comprehensive Investment Gains (Losses) for the three months ended March 31, 2010 and 2009 include OTTI losses recognized in the Condensed Consolidated Statements of Operations of $3.2 million and $25.0 million, respectively, from other-than-temporary declines in the fair values of investments. OTTI losses recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 include a pre-tax loss

Investment Results (continued)

of $3.1 million due to the deterioration of the business prospects of a single issuer in the waste management business. OTTI losses recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 included a pre-tax loss of $16.1 million due to continued deterioration of the business prospects of a single issuer in the manufacturing business.

Investment Quality and Concentrations

The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At March 31, 2010, 95% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poors (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Services (“Moody’s”); or a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. The Company has not made significant investments in securities that are directly or indirectly related to sub-prime mortgage loans including, but not limited to, collateralized debt obligations and structured investment vehicles.

The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at March 31, 2010 and December 31, 2009:

		March 31, 2010		December 31, 2009
NAIC Rating	S & P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,647.1	80.4%	$3,678.4	80.6%
2	BBB	660.2	14.6%	650.3	14.3%
3	BB	105.5	2.4%	110.4	2.4%
4	B	37.1	0.8%	27.1	0.6%
5	CCC	65.3	1.4%	74.1	1.6%
6	In or Near Default	18.3	0.4%	21.1	0.5%

Total Investments in Fixed Maturities		$4,533.5	100.0%	$4,561.4	100.0%

Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $14.5 million and $14.9 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, the Company had $1,807.2 million of investments in municipal bonds, of which $542.2 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment credit-risk strategy is to focus on the underlying credit rating of the issuer and not to rely on the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the average underlying rating of the Company’s entire municipal bond portfolio is AA, the majority of which are direct obligations of states.

The following table summarizes the credit enhanced ratings and underlying ratings of the Company’s investments in obligations of states, municipalities and political subdivisions, which are included in the preceding table of the credit quality of the Company’s fixed maturity investment portfolio at March 31, 2010:

	Credit Enhanced Rating		Underlying Rating
S & P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
AAA	$360.4	19.9%	$356.2	19.7%
AA	1,301.5	72.1%	1,283.9	71.1%
A	114.4	6.3%	136.2	7.5%
BBB	29.2	1.6%	29.2	1.6%
Below Investment Grade	1.7	0.1%	1.7	0.1%

Total Investments in States, Municipalities and Political Subdivisions	$1,807.2	100.0%	$1,807.2	100.0%

Investment Quality and Concentrations (continued)

The following table summarizes the fair value of the Company’s Investments in Fixed Maturities by industry at March 31, 2010 and December 31, 2009:

(Dollars in Millions)	March 31, 2010	Dec. 31, 2009
States, Municipalities and Political Subdivisions	$1,807.2	$1,745.3
Manufacturing	919.1	928.8
U.S. Government and Government Agencies and Authorities	659.3	720.9
Finance, Insurance and Real Estate	608.0	608.8
Transportation, Communication and Utilities	219.5	236.2
Services	181.2	181.9
Mining	58.3	58.4
Wholesale Trade	36.7	33.3
Retail Trade	30.2	32.3
Agriculture, Forestry and Fishing	13.4	14.9
Other	0.6	0.6

Total Investments in Fixed Maturities	$4,533.5	$4,561.4

Fifty-six companies comprised over 75% of the Company’s fixed maturity exposure to the Manufacturing industry at March 31, 2010, with the largest single exposure, Caterpillar, Inc., comprising 2.7%, or $25.0 million, of the Company’s fixed maturity exposure to such industry. Twenty-six companies comprised over 75% of the Company’s exposure to the Finance, Insurance and Real Estate industry at March 31, 2010, with the largest single exposure, Special Value Opportunity Fund auction rate preferred stocks, comprising 10.7%, or $64.8 million, of the Company’s exposure to such industry.

Investment Quality and Concentrations (continued)

The following table summarizes the fair value of the Company’s ten largest investment exposures at March 31, 2010:

(Dollars in Millions)
U.S. Treasury Bonds, Notes and Bills:
Fixed Maturities	$255.3
Short Term	105.5

Total U.S. Treasuries	360.8

Tennebaum Capital Partners Sponsored Entities:
Fixed Maturities	64.8
Equity Method Limited Liability Investments	193.0

Total Tennebaum Capital Partners Sponsored Entities	257.8

Government National Mortgage Association:
Fixed Maturities	232.5
Intermec:
Investment in Investee	179.5
Fannie Mae:
Fixed Maturities	104.0
State of Louisiana and Political Subdivisions Thereof:
Fixed Maturities	82.9
State of Wisconsin and Political Subdivisions Thereof:
Fixed Maturities	80.1
State of Pennsylvania and Political Subdivisions Thereof:
Fixed Maturities	80.0
Goldman Sachs and its Sponsored Entities:
Fixed Maturities	9.6
Equity Securities - Other Equity Interests	18.9
Mutual Funds	0.3
Equity Method Limited Liability Investments	49.2

Total Goldman Sachs and its Sponsored Entities	78.0

State of Connecticut and Political Subdivisions Thereof:
Fixed Maturities	77.8

Total	$1,533.4

At March 31, 2010, the Company’s fixed maturity investments in U.S. Treasury securities consisted of various maturities principally ranging from less than one year to 21 years with an effective duration of approximately four years. The Company’s short-term investments in U.S. Treasury securities consisted of $14.7 million of U.S. Treasury Bills typically with maturities of less than one week and $90.8 million of U.S. Treasury Bonds and Notes with a maturity of less than one year at the date of purchase. In addition to these investments, the Company had $158.2 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government and $83.6 million invested in money market funds which primarily invest in U.S. Treasury securities. At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed. The Company does not have any investments in sovereign debt securities issued by foreign governments.

Investment Quality and Concentrations (continued)

The Company has exposure to the residential mortgage industry primarily by virtue of its investments in Government National Mortgage Association (“Ginnie Mae”), Fannie Mae, Federal Home Loan Banks (“FHLB”), U.S. Department of Housing and Urban Development (“HUD”) and Freddie Mac. The fair value of the Company’s investments in fixed maturities issued by Ginnie Mae, Fannie Mae, FHLB, HUD and Freddie Mac were $232.5 million, $104.0 million, $40.2 million, $11.4 million and $3.2 million, respectively, at March 31, 2010. Fannie Mae, FHLB and Freddie Mac are each U.S. government-sponsored and federally-chartered entities, which were privately capitalized, whereas HUD and Ginnie Mae are U.S. government-owned corporations. Securities issued by HUD and Ginnie Mae are backed by the full faith and credit of the U.S. government. On September 7, 2008, Fannie Mae and Freddie Mac were placed in conservatorship. Approximately 70% of the Company’s investments in the fixed maturities of Fannie Mae, FHLB and Freddie Mac are in general obligations issued by Fannie Mae, FHLB and Freddie Mac, with the balance invested in various mortgage-backed securities (“MBS”). While each general obligation is fixed in its maturity, 88% of the Company’s investments in these general obligations are callable by the issuer prior to their maturity. In contrast, principal payments of MBS vary with the underlying mortgages associated with them. The Company has no exposures to interest-only or principal-only investment strips. The Company’s investments in Ginnie Mae securities consist of various mortgage pools and pass-through certificates. Ginnie Mae guarantees the payment of principal and interest on these securities, which vary with the underlying mortgages. In addition to the Company’s investments in Fannie Mae, Ginnie Mae, FHLB, HUD and Freddie Mac securities, the Company had investments in other U.S. government sponsored or owned corporations totaling $12.7 million at March 31, 2010. At March 31, 2010, the Company also owned $5.0 million of MBS issued by private companies, $1.6 million of which the underlying collateral may be considered sub-prime.

The Company had $346.4 million invested in various limited liability investment companies and limited partnerships at March 31, 2010, of which $47.1 million was included in the Company’s Investments in Equity Securities and $299.3 million was included in Other Investments. As limited liability investment companies and limited partnerships, these entities are required to follow certain specialized industry accounting which requires that unrealized gains and losses be reported in their statements of operations. The Company is required to account for some of its investments in these entities, namely those entities in which the Company’s interest is not deemed minor, under the equity method of accounting. This specialized accounting requiring income or loss recognition, as the case may be, of unrealized gains and losses, along with the Company’s requirement to account for some of these investments under the equity method of accounting, adds a degree of volatility to the Company’s net investment income. The Company had ownership interests totaling $193.0 million in such entities sponsored by Tennenbaum Capital Partners, LLC (“TCP”) reported as Equity Method Limited Liability Investments and included in Other Investments at March 31, 2010. The Company’s Investments in Fixed Maturities included an investment of $64.8 million in two redeemable, auction rate preferred stocks, rated AA by S&P and issued by one of the TCP-sponsored entities at March 31, 2010. The Company owns no other auction rate preferred stocks. TCP is a private investment firm that specializes in investing in companies undergoing change due to industry trends, economic cycles or specific company circumstances. As such, the TCP-sponsored entities in which the Company invests employ a long-term investment strategy focused on opportunities investments that may include holdings in illiquid securities such as distressed debt or leveraged loans. See MD&A, “Distressed and Mezzanine Debt and Secondary Transactions Investments.” From time to time, the Company may also invest directly in some of the companies in which the TCP sponsored entities invest. Such direct investments had a fair value of $23.9 million at March 31, 2010.

The Company has significant exposure to changes in the fair value of one public company, Intermec, by virtue of its investments in its common stock. Intermec has described itself as a leader in global supply chain solutions and in the design, development, manufacture and integration of wired and wireless automated data collection, mobile computing systems, bar code printers, label media and RFID (radio frequency identification). Intermec’s products and services are used by customers in many industries to improve productivity, quality and responsiveness of business operations, from supply chain management and enterprise resource planning to field sales and service. Intermec’s products and services are sold globally to a diverse set of customers in markets such as manufacturing, warehousing, direct store delivery, retail, consumer goods, field services, government, security, healthcare, transportation and logistics. Based on shares outstanding reported in Intermec’s Form 10-K for the period ended December 31, 2009, the Company owned 20.5% of Intermec’s common stock. Accordingly, the Company accounts for its investment in Intermec under the equity method of accounting. The Company reports its investment in Intermec at cost plus accumulated undistributed comprehensive earnings, rather than fair value, in the Condensed Consolidated Balance Sheet. The fair value of the Company’s investment in Intermec exceeded this carrying value by $84.5 million at March 31, 2010.

Investment Quality and Concentrations (continued)

The Company’s Investments in Fixed Maturities included investments in the obligations of 47 states, and municipalities and political subdivisions thereof, with a fair value of $1,807.2 million at March 31, 2010, of which $1,535.0 million are callable prior to their maturity at or above par. Certain states provide premium tax incentives to insurance companies that invest in their states.

Securities Lending, Credit Default Swaps, Hedging Activities

The Company does not directly participate, as either a lender or borrower of securities, in any securities lending program. The Company does not participate directly in credit default swaps. The Company does not engage directly in hedging activities including, but not limited to, activities involving interest rate swaps, forward foreign currency contracts, commodities contracts, exchange traded and over-the-counter options or warrants. The Company has limited exposure to such programs and activities by virtue of its investments in Highbridge Capital LP (“Highbridge”). Highbridge is a limited partnership that specializes in arbitrage and absolute return investment strategies in the global equity and corporate debt securities markets and indirectly invests in funds that purchase and sell equities, futures, swaps, forward currency contracts, exchange traded and over-the-counter options, warrants, and both convertible and non-convertible corporate bonds. The Company’s investment in Highbridge was $3.1 million at March 31, 2010 and consisted solely of restricted assets that are being redeemed over several periods.

Distressed and Mezzanine Debt and Secondary Transactions Investments

The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships, which are reported as Equity Method Limited Liability Investments and included in Other Investments at March 31, 2010 and December 31, 2009 are summarized below:

		Unfunded Commitment March 31, 2010			Stated Fund Maturity Date
			Carrying Value
(Dollars in Millions)	Asset Class		March 31, 2010	December 31, 2009
Special Value Opportunity Fund, LLC	Distressed Debt	$—	$81.8	$82.2	7/13/2014
Tennenbaum Opportunities Fund V, LLC	Distressed Debt	—	88.1	85.0	10/10/2016
Goldman Sachs Vintage Fund IV, L.P.	Secondary Transactions	23.7	49.2	39.1	12/31/2016
Special Value Continuation Fund, LLC	Distressed Debt	—	23.1	22.4	6/30/2016
NY Life Investment Management Mezzanine Partners II, LP	Mezzanine Debt	4.1	20.5	18.3	7/31/2016
BNY Mezzanine Partners L.P.	Mezzanine Debt	4.7	12.5	13.8	4/17/2016
Other Funds		8.8	24.1	24.7	2015-2018

Total		$41.3	$299.3	$285.5

In addition, at March 31, 2010 the Company had unfunded commitments of $65.3 million for investments in limited liability investment companies and limited partnerships that are not accounted for under the equity method of accounting.

Interest and Other Expenses

Interest and Other Expenses was $16.4 million and $15.2 million for the three months ended March 31, 2010 and 2009, respectively. Interest and Other Expenses increased for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to higher pension costs.

Income Taxes

The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions, the impact of the Health Care Acts on the deductibility of certain benefit payments under the Company’s postretirement medical plan and the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $14.1 million for the three months ended March 31, 2010, compared to $13.3 million for the same period in 2009. Tax-exempt investment income and dividends received deductions increased by $0.8 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to the increase in tax-exempt investment income. State income tax expense, net of federal benefit, was $0.6 million for the three months ended March 31, 2010, including a benefit of $0.2 million for a decrease in the valuation allowance for deferred state income taxes for Fireside Bank. State income tax expense, net of federal benefit, was $6.6 million for the three months ended March 31, 2009, including expense of $6.8 million for an increase in the valuation allowance for deferred state income taxes for Fireside Bank. Income tax expense for the three months ended March 31, 2010 includes income tax expense of $0.8 million due to a decrease in deferred tax assets related to a limitation on the future deductibility of certain benefit payments under the Company’s postretirement medical plan imposed under the Health Care Acts signed into law in the first quarter of 2010.

Liquidity and Capital Resources

On October 30, 2009, Unitrin entered into the 2012 Credit Agreement, a new three-year, $245 million, unsecured, revolving credit agreement, expiring October 30, 2012, with a group of financial institutions. The 2012 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2012 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Unitrin’s largest insurance subsidiaries, United and Trinity. Proceeds from advances under the 2012 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness. The 2012 Credit Agreement was undrawn at both March 31, 2010 and December 31, 2009. Management estimates that it could borrow the full amount under the 2012 Credit Agreement and still meet the financial covenants therein.

The lenders participating in the 2012 Credit Agreement, as of March 31, 2010, and their aggregate commitments are presented below:

Lender	Commitment in Millions
Wells Fargo Bank, National Association	$75.0
JPMorgan Chase Bank, N.A.	65.0
Fifth Third Bank, an Ohio Banking Corporation	40.0
The Northern Trust Company	30.0
The Bank of New York Mellon	20.0
U.S. Bank National Association	15.0

Total Commitment	$245.0

Liquidity and Capital Resources (continued)

Unitrin had $200 million of 4.875% senior notes due November 1, 2010 (the “4.875% Senior Notes”) and $360 million of 6.00% senior notes due May 15, 2017 (the “6.00% Senior Notes) outstanding at March 31, 2010. Both the 4.875% Senior Notes and the 6.00% Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Unitrin’s option at specified redemption prices. Interest expense on the two series of senior notes was $8.0 million in total for each of the three-month periods ended March 31, 2010 and 2009.

Various state insurance laws restrict the ability of Unitrin’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Unitrin’s direct insurance subsidiaries paid cash dividends totaling $33.5 million to Unitrin during the first quarter of 2010. Unitrin estimates that its direct insurance subsidiaries will pay an additional $106.0 million in dividends to Unitrin during the remainder of 2010. Such dividends will not require prior regulatory approval.

Quantitative measures established by bank regulations to ensure capital adequacy require Fireside Bank to maintain minimum amounts of capital. Bank regulations define capital calculations for Tier 1 capital, total risk-weighted assets and total risk-based capital. To be “well-capitalized” a financial institution must have traditionally maintained a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total average assets of 5% or greater. Fireside Bank had ratios of total capital to total risk-weighted assets of 39.8% at March 31, 2010; a ratio of Tier 1 capital to total risk-weighted assets of 34.6% at March 31, 2010; and a ratio of Tier 1 capital to total average assets of 23.7% at March 31, 2010. Higher levels of capital, while undefined, are generally more prudent for Fireside Bank’s sub-prime automobile loan business than would be required for lower risk businesses. Fireside Bank has agreed with its regulators to maintain a ratio of Tier 1 capital to total average assets of 15% or greater. On March 24, 2009, Unitrin announced that Fireside Bank would be suspending all new lending activity as part of a plan to exit the automobile finance business. The exit plan envisions an orderly wind-down of Fireside Bank’s operations over the next several years. Fireside Bank continues to collect outstanding loan balances and make interest payments and redemptions on outstanding certificates of deposit in the ordinary course of business. Following the announcement, Fireside Bank ceased accepting new loan applications. Fireside Bank also ceased opening new certificate of deposit accounts and no longer permits depositors to renew existing certificates of deposits when they mature. On a stand-alone basis, Fireside Bank had capital of $236.7 million at March 31, 2010, all of which it expects to return to Unitrin over the next several years. Fireside Bank has agreed not to pay dividends without the prior approval of the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“CDFI”). Fireside Bank is considering requesting approval to pay a dividend of approximately $75 million during the second half of 2010. The amount of dividend requested is subject to various factors including, but not limited to, Fireside Bank’s ratio of Tier 1 capital to total average assets, liquidity and the continued success of its plan to exit the automobile finance business. The Company cannot give any assurance that any such dividend request will be approved.

Unitrin directly held cash and investments totaling $141.8 million at March 31, 2010, compared to $92.4 million at December 31, 2009. Unitrin believes it has the ability to repay its 4.875% Senior Notes due November 1, 2010 in cash and reduce its leverage accordingly. Unitrin paid a quarterly dividend to shareholders of $0.22 per common share totaling $13.7 million in the first quarter of 2010. Unitrin did not repurchase shares of its common stock in the first quarter of 2010 or throughout 2009. Sources available for the repayment of indebtedness, future shareholder dividend payments, the repurchase of common stock and the payment of interest on Unitrin’s two series of senior notes include cash and investments directly held by Unitrin, receipt of dividends from Unitrin’s subsidiaries and borrowings under the 2012 Credit Agreement.

The primary sources of funds for Unitrin’s insurance subsidiaries are premiums and investment income. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Accordingly, during periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flow from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity

Liquidity and Capital Resources (continued)

dates to fund payments, which could either result in investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they experience several future catastrophic events over a relatively short period of time. The primary sources of funds for Fireside Bank are the repayments of automobile loans, interest on automobile loans and investment income. The primary uses of funds for Fireside Bank are the repayment of customer deposits, interest paid to depositors and general expenses.

Net Cash Provided by Operating Activities decreased by $1.1 million for the three months ended March 31, 2010, compared to the same period in 2009.

Net Cash Used by Financing Activities was $101.2 million for the three months ended March 31, 2010, compared to Net Cash Provided by Financing Activities of $20.4 million for the same period in 2009. The Company has funded its Automobile Loan Receivables through the issuance of Certificates of Deposits. Net cash used by Certificates of Deposits withdrawals, net of Certificates of Deposits issued, was $88.4 million for the three months ended March 31, 2010, compared to net cash used of $56.5 million for the same period in 2009. There were no borrowings under the 2012 Credit Agreement during the first quarter of 2010, whereas Unitrin borrowed $130.0 million and repaid $25.0 million under its prior revolving credit agreement during the same period in 2009. Unitrin used $13.7 million of cash to pay dividends for the three months ended March 31, 2010, compared to $29.3 million of cash used to pay dividends during the same period in 2009. The amount of cash used to pay dividends decreased in 2010, compared to 2009, due primarily to a lower dividend rate. The quarterly dividend rate was $0.47 per common share in the first quarter of 2009. Beginning with the second quarter of 2009, the quarterly dividend rate was lowered to $0.20 per common share. In the first quarter of 2010, the quarterly dividend rate was increased to $0.22 per common share.

Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Provided by Investing Activities was $92.9 million for the three months ended March 31, 2010, compared to Net Cash Used by Investing Activities of $165.0 million for the same period in 2009. Purchases of Fixed Maturities exceeded Sales of Fixed maturities by $25.4 million for the three months ended March 31, 2010, compared to $99.3 million in the same period in 2009. The Company did not use any cash to originate automobile loans in the first quarter of 2010, compared to using $75.1 million of cash to originate automobile loans in the same period in 2009. The repayment of automobile loan receivables provided $103.5 million of cash in the first quarter of 2010, compared to $118.7 million of cash provided in the same period in 2009. Net Cash Used by Investing Activities in 2009 includes $190.0 million of cash used to acquire Direct Response in the first quarter of 2009. Net cash provided by dispositions of short-term investments was $35.2 million for the three months ended March 31, 2010, compared to net cash of $84.2 million provided by dispositions of short-term investments in the same period in 2009.

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

The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, the valuation of pension benefit obligations and the valuation of postretirement benefit obligations other than pensions. The Company’s critical accounting policies with respect to the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of pension benefit obligations are described in the MD&A included in the 2009 Annual Report. There has been no material change, subsequent to December 31, 2009, to the information previously disclosed in the 2009 Annual Report with respect to

Critical Accounting Estimates (continued)

these critical accounting estimates and the Company’s critical accounting policies. With respect to the Company’s valuation of postretirement benefit obligations other than pensions, the Company currently cannot predict what effect, if any, the Health Care Acts will have on the measurement of such obligation as of December 31, 2010, the next measurement date for such benefit obligation.

Recently Issued Accounting Pronouncements

Changes in accounting standards that are most critical or relevant to the Company are discussed in Note 1, “Basis of Presentation” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q under the headings “Adoption of New Accounting Standards” and “Accounting Standards Not Yet Adopted.” The accounting pronouncements discussed are as follows:

•	SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (a grandfathered standard under ASC);

•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (a grandfathered standard under ASC);

•	ASU 2010-06, Improving Disclosures about Fair Value Measurements; and

•	ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements.

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

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both March 31, 2010 and December 31, 2009 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Automobile Loan Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both March 31, 2010 and December 31, 2009. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both March 31, 2010 and December 31, 2009. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at March 31, 2010 and December 31, 2009, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 1.02 and 1.03 at March 31, 2010 and December 31, 2009, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended March 31, 2010 and December 31, 2009, respectively, and weighted on the fair value of such securities at March 31, 2010 and December 31, 2009, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the fair values of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
March 31, 2010
Assets
Investments in Fixed Maturities	$4,533.5	$(317.3)	$—	$(317.3)
Investments in Equity Securities	206.0	(4.9)	(29.0)	(33.9)
Automobile Loan Receivables	560.3	(4.9)	—	(4.9)

Liabilities
Certificates of Deposits	$626.6	$8.3	$—	$8.3
Notes Payable	560.4	22.7	—	22.7

December 31, 2009
Assets
Investments in Fixed Maturities	$4,561.4	$(316.8)	$—	$(316.8)
Investments in Equity Securities	195.4	(5.2)	(26.7)	(31.9)
Automobile Loan Receivables	666.2	(6.1)	—	(6.1)

Liabilities
Certificates of Deposits	$717.9	$10.5	$—	$10.5
Notes Payable	534.2	21.9	—	21.9

The market risk sensitivity analysis assumes that the composition of the Company’s interest rate sensitive assets and liabilities, including, but not limited to, credit quality, and the equity price sensitive assets existing at the beginning of the period remains constant over the period being measured. It also assumes that a particular change in interest rates is uniform across the yield curve regardless of the time to maturity. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Also, any future correlation, either in the near term or the long term, between the Company’s common stock equity securities portfolio and the S&P 500 may differ from the historical correlation as represented by the weighted-average historical beta of the common stock equity securities portfolio. Accordingly, the market risk sensitivity analysis may not be indicative of, is not intended to provide, and does not provide, a precise forecast of the

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

effect of changes in market rates on the Company’s income or shareholders’ equity. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates or equity prices.

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

The Company’s management, with the participation of Unitrin’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, Unitrin’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Unitrin in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and accumulated and communicated to the Company’s management, including Unitrin’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including MD&A, Quantitative and Qualitative Disclosures About Market Risk, Risk Factors and the accompanying unaudited Condensed Consolidated Financial Statements (including the notes thereto) may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “believe(s),” “goal(s),” “target(s),” “estimate(s),” “anticipate(s),” “forecast(s),” “project(s),” “plan(s),” “intend(s),” “expect(s),” “might,” “may” and other words and terms of similar meaning in connection with a discussion of future operating, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition, as well as those discussed under Item 1A., Risk Factors, in the 2009 Annual Report on Form 10-K and as updated by Item 1A., Risk Factors, to Part II – Other Information of this Quarterly Report on Form 10-Q.

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

•	Changes in the pricing or availability of reinsurance or the financial condition of reinsurers and amounts recoverable therefrom;

•	Orders, interpretations or other actions by regulators that impact the reporting, adjustment and payment of claims;

•	The impact of residual market assessments and assessments for insurance industry insolvencies;

•	Changes in industry trends and significant industry developments;

•	Uncertainties related to regulatory approval of insurance rates, policy forms, license applications and similar matters;

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

Caution Regarding Forward-Looking Statements (continued)

•

Governmental actions, including, but not limited to, implementation of the provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, financial services regulatory reform, new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions;

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

•	The degree of success in effecting an orderly wind-down of the operations of Fireside Bank and the recovery of Unitrin’s investment in Fireside Bank;

•	The degree of success in identifying a buyer for Reserve National and effecting a sale that results in a complete recovery of goodwill associated with Reserve National;

•	Changes in general economic conditions, including performance of financial markets, interest rates, unemployment rates and fluctuating values of particular investments held by the Company;

•	The level of success and costs expended in realizing economies of scale and implementing significant business consolidations and technology initiatives;

•	Heightened competition, including, with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

•	Increased costs and risks related to data security;

•	Absolute and relative performance of the Company’s products or services; and

•	Other risks and uncertainties described from time to time in Unitrin’s filings with the SEC.

No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. The Company assumes no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report on Form 10-Q. The reader is advised, however, to consult any further disclosures Unitrin on related subjects in its filings with the SEC.

PART II - OTHER INFORMATION

Items not listed here have been omitted because they are inapplicable or the answer is negative.

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 18, “Contingencies,” to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 1A. Risk Factors

There were no significant changes in the risk factors included in Item 1A. of Part II of the 2009 Annual Report except for changes to the risk factors entitled “Reserve National’s business is vulnerable to American health care reform.” and “Unitrin’s subsidiaries are subject to significant regulation by state insurance departments and by the FDIC and state bank regulators.” which are amended and restated in their entirety as follows:

Reserve National’s business model is vulnerable to American health care reform.

Reserve National’s business model, which focuses on providing limited health insurance coverages to persons who lack access to traditional private options, is likely to be adversely affected by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Reserve National might suffer significant loss of revenue and might not be able to compete effectively in the markets that it has historically served. In particular, certain provisions that establish minimum loss ratios for health insurance policies significantly above the levels historically experienced by Reserve National could adversely impact Reserve National’s ability to achieve an adequate return and may result in a significant loss of business for Reserve National. A significant loss of business could have a material adverse effect on the financial condition and results of operations of Reserve National and could adversely impact the Company’s ability to effect a sale of Reserve National that results in the full realization of the Company’s investment in Reserve National, including the recoverability of $14.8 million of goodwill.

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

Item 1A. Risk Factors (continued)

Significant changes in, or new interpretations of, these laws and regulations could make it more expensive for Unitrin’s subsidiaries to conduct their businesses and could materially affect the profitability of their operations and the Company’s financial results. See the discussion in the separate risk factor above regarding the potential effect of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 on Reserve National’s business model. In addition, a number of bills have been introduced in the U.S. Congress in response to the U.S. financial crisis which would make significant changes to the system for regulating banking and financial institutions. One proposal would require Unitrin, so long as it owns Fireside Bank, to establish a “Section 6 holding company” that would hold all of its financial activities (including insurance activities). Any legislation ultimately enacted may have considerably different provisions than those currently proposed. For a more detailed discussion of the regulations applicable to Unitrin’s subsidiaries, and the consent order applicable to Fireside Bank, see “Insurance Regulation” and “Fireside Bank Regulation” under “Regulation” in Item 1, beginning on page 16 of the 2009 Annual Report.

Item 2. Issuer Purchases of Equity Securities

Unitrin’s stock repurchase program was first announced on August 8, 1990 and has been subsequently expanded several times, most recently in November 2006, when the Board of Directors expanded Unitrin’s authority to repurchase Unitrin’s common stock by an aggregate number of 6,000,000 shares (in addition to approximately 750,000 shares remaining under its prior authorization). A total of 1,378,454 shares remain available for repurchase under the repurchase program which does not have an expiration date.

The Company did not repurchase any shares in the first quarter of 2010.

During the quarter ended March 31, 2010, no shares were withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under Unitrin’s three stock option plans. During the quarter ended March 31, 2010, 713 shares were withheld to satisfy tax withholding obligations on the vesting of awards under Unitrin’s restricted stock plan.

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

Item 6. Exhibits (continued)

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

Unitrin, Inc.

Date: May 3, 2010	/s/ Donald G. Southwell
Donald G. Southwell
Chairman, President and
Chief Executive Officer

Date: May 3, 2010	/s/ Eric J. Draut
Eric J. Draut
Executive Vice President and
Chief Financial Officer

Date: May 3, 2010	/s/ Richard Roeske
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)