Form 10-Q
period 2010-06-30
UNITRIN INC
filed 2010-08-02
CIK 860748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2010

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

Yes  ☐                     No  ☒

61,924,608 shares of common stock, $0.10 par value, were outstanding as of July 30, 2010.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Earned Premiums	$1,095.5	$1,175.7	$545.8	$594.5
Automobile Finance Revenues	57.3	100.3	26.7	47.4
Net Investment Income	160.0	138.6	80.5	92.9
Other Income	0.6	0.5	0.3	0.3
Net Realized Gains on Sales of Investments	7.4	5.2	2.9	4.4
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(10.3)	(35.2)	(4.1)	(10.2)
Portion of Losses Recognized in Other Comprehensive Income	2.2	0.6	(0.8)	0.6

Net Impairment Losses Recognized in Earnings	(8.1)	(34.6)	(4.9)	(9.6)

Total Revenues	1,312.7	1,385.7	651.3	729.9

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	791.3	850.9	398.0	433.2
Insurance Expenses	317.7	347.6	159.4	173.9
Automobile Finance Expenses	33.6	82.4	15.2	36.0
Interest Expense on Certificates of Deposits	15.3	24.5	7.4	11.9
Interest and Other Expenses	33.8	33.5	17.4	18.3

Total Expenses	1,191.7	1,338.9	597.4	673.3

Income from Continuing Operations before Income Taxes and Equity in Net Income (Loss) of Investee	121.0	46.8	53.9	56.6
Income Tax Expense	(35.4)	(14.7)	(15.9)	(15.8)

Income from Continuing Operations before Equity in Net Income (Loss) of Investee	85.6	32.1	38.0	40.8
Equity in Net Income (Loss) of Investee	0.2	(0.1)	(0.5)	(1.3)

Income from Continuing Operations	85.8	32.0	37.5	39.5

Discontinued Operations:
Income from Discontinued Operations before Income Taxes	0.3	6.9	0.4	3.8
Income Tax Expense	(0.1)	(2.6)	(0.1)	(1.4)

Income from Discontinued Operations	0.2	4.3	0.3	2.4

Net Income	$86.0	$36.3	$37.8	$41.9

Income from Continuing Operations Per Unrestricted Shares:
Basic	$1.38	$0.51	$0.60	$0.63

Diluted	$1.38	$0.51	$0.60	$0.63

Net Income Per Unrestricted Share:
Basic	$1.38	$0.58	$0.61	$0.67

Diluted	$1.38	$0.58	$0.61	$0.67

Dividends Paid to Shareholders Per Share	$0.44	$0.67	$0.22	$0.20

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2010 - $4,353.0; 2009 - $4,413.2)	$4,654.6	$4,561.4
Equity Securities at Fair Value (Cost: 2010 - $214.1; 2009 - $184.4)	229.0	195.4
Investee (Intermec) at Cost Plus Cumulative Undistributed Comprehensive Income (Fair Value: 2010 - $127.1; 2009 - $162.8)	91.8	98.4
Short-term Investments at Cost which Approximates Fair Value	383.7	397.0
Other Investments	789.3	771.6

Total Investments	6,148.4	6,023.8

Cash	97.9	143.7
Automobile Loan Receivables at Cost and Net of Reserve for Loan Losses (Fair Value: 2010 - $476.1; 2009 - $666.2)	470.9	660.8
Other Receivables	610.3	642.0
Deferred Policy Acquisition Costs	518.6	521.1
Goodwill	311.8	331.8
Current and Deferred Income Tax Assets	51.5	107.6
Other Assets	154.5	142.7
Assets of Discontinued Operations	144.0	—

Total Assets	$8,507.9	$8,573.5

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,014.6	$3,028.0
Property and Casualty	1,149.5	1,211.3

Total Insurance Reserves	4,164.1	4,239.3

Certificates of Deposits at Cost (Fair Value: 2010 - $537.0; 2009 - $717.9)	512.7	682.4
Unearned Premiums	677.7	724.9
Liability for Unrecognized Tax Benefits	10.8	11.7
Notes Payable at Amortized Cost (Fair Value: 2010 - $565.5; 2009 - $534.2)	561.8	561.4
Accrued Expenses and Other Liabilities	449.0	436.2
Liabilities of Discontinued Operations	63.6	—

Total Liabilities	6,439.7	6,655.9

Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 61,924,608 Shares Issued and Outstanding at June 30, 2010 and 62,357,016 Shares Issued and Outstanding at December 31, 2009	6.2	6.2
Paid-in Capital	761.1	765.9
Retained Earnings	1,137.9	1,086.7
Accumulated Other Comprehensive Income	163.0	58.8

Total Shareholders’ Equity	2,068.2	1,917.6

Total Liabilities and Shareholders’ Equity	$8,507.9	$8,573.5

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009
Operating Activities:
Net Income	$86.0	$36.3
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(3.8)	(7.9)
Equity in Net (Income) Loss of Investee before Taxes	(0.3)	0.3
Equity in Income of Equity Method Limited Liability Investments	(22.8)	(3.8)
Amortization of Investment Securities and Depreciation of Investment Real Estate	9.2	8.6
Net Realized Gains on Sales of Investments	(7.4)	(5.2)
Net Impairment Losses Recognized in Earnings	8.1	34.7
Provision for Loan Losses	2.9	35.7
Depreciation of Property and Equipment	6.2	9.2
Decrease in Other Receivables	28.2	57.2
Decrease in Insurance Reserves	(34.6)	(45.1)
Decrease in Unearned Premiums	(24.9)	(17.5)
Change in Income Taxes	(14.5)	(51.4)
Increase in Accrued Expenses and Other Liabilities	5.1	8.0
Other, Net	12.6	27.8

Net Cash Provided by Operating Activities	50.0	86.9

Investing Activities:
Sales and Maturities of Fixed Maturities	260.8	348.4
Purchases of Fixed Maturities	(275.6)	(302.4)
Sales of Equity Securities	7.1	28.6
Purchases of Equity Securities	(37.0)	(1.6)
Sales of Investee (Intermec)	1.3	—
Acquisition and Improvements of Investment Real Estate	(1.7)	(4.3)
Sale of Investment Real Estate	—	0.2
Return of Investment of Equity Method Limited Liability Investments	16.2	7.0
Acquisitions of Equity Method Limited Liability Investments	(16.6)	(13.2)
Disposition of Business, Net of Cash Disposed	—	0.2
Acquisition of Business, Net of Cash Acquired	—	(190.0)
Decrease in Short-term Investments	2.3	56.0
Decrease in Automobile Loan Receivables	189.6	153.7
Increase in Other Investments	(4.8)	(4.5)
Other, Net	(23.1)	(10.8)

Net Cash Provided by Investing Activities	118.5	67.3

Financing Activities:
Change in Certificates of Deposits	(173.6)	(201.3)
Note Payable Proceeds	—	220.0
Note Payable Repayments	—	(220.0)
Common Stock Repurchases	(12.2)	—
Cash Dividends Paid to Shareholders	(27.5)	(41.8)
Cash Exercise of Stock Options	0.1	—
Excess Tax Benefits from Share-based Awards	0.1	0.1
Other, Net	1.7	1.8

Net Cash Used by Financing Activities	(211.4)	(241.2)

Decrease in Cash	(42.9)	(87.0)
Cash, Beginning of Year	143.7	184.2

Cash, End of Period, Including Cash Reported in Discontinued Operations	100.8	97.2
Cash, End of Period, Reported in Discontinued Operations	(2.9)	—

Cash, End of Period	$97.9	$97.2

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

Discontinued Operations

On February 22, 2010, Unitrin announced that it had reached an agreement in principle to sell its health insurance subsidiary, Reserve National Insurance Company (“Reserve National”), subject to the negotiation and execution of a definitive agreement, approvals by insurance regulators and other customary closing conditions. On April 23, 2010, Unitrin announced that negotiations with the potential buyer for the sale of Reserve National under such agreement in principle had been terminated due to a failure by the parties to reach a definitive agreement. In connection with this development, Unitrin also announced that it has retained Macquarie Capital to assist in identifying a suitable alternative buyer for Reserve National. The Company accounts for Reserve National’s operations as discontinued operations and has reclassified the amounts related to Reserve National in the Condensed Consolidated Statement of Income for the six and three months ended June 30, 2009, and the related disclosures, to conform to the current presentation. The assets and liabilities for Reserve National have been summarized and reported as Assets of Discontinued Operations and Liabilities of Discontinued Operations in the Condensed Consolidated Balance Sheet at June 30, 2010 (see Note 2, “Discontinued Operations,” to the Condensed Consolidated Financial Statements).

The Company also accounts for its former Unitrin Business Insurance operations as discontinued operations (see Note 2, “Discontinued Operations,” to the Condensed Consolidated Financial Statements).

Adoption of New Accounting Standards

Except for applicable SEC rules and regulations and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP recognized by the Financial Accounting Standards Board (“FASB”) to be applied by non-governmental entities for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the Company.

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

The Company initially applied ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, to the Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2010. The standard amends ASC Topic 855, Subsequent Events, to clarify SEC filers are not required to disclose the date through which an entity has evaluated subsequent events. The standard does not change how the Company evaluates subsequent events or the date through which the Company evaluates subsequent events. Accordingly, except for the elimination of the disclosure, the initial application of the standard did not have an impact on the Company.

Accounting Standards Not Yet Adopted

The FASB issues ASUs to amend the authoritative literature in ASC. There have been twenty ASUs issued in 2010 that amend the original text of ASC. Except for ASU 2010-06, Improving Disclosures about Fair Value Measurements, and ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, described above, and ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, described below, the ASUs issued in 2010 either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The standard is effective for interim and annual reporting periods ending after December 15, 2010. The standard amends ASC Topic 310, Receivables, to require additional disclosures about financing receivables and the allowances for credit losses. The standard does not change how financing receivables or allowances for credit losses are measured. Accordingly, except for the additional disclosures, the Company does not anticipate that the initial application of the standard will have an impact on the Company.

Note 2 - Discontinued Operations

The Company accounts for Reserve National’s operations as discontinued operations (See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements). The Company has reclassified the results of Reserve National and the related disclosures for the six and three months ended June 30, 2009 to conform to the current presentation.

The Company has retained Property and Casualty Insurance Reserves for unpaid insured losses of its former Unitrin Business Insurance operations that occurred prior to June 1, 2008, the effective date of the sale of such operations to AmTrust Financial Services, Inc. Property and Casualty Insurance Reserves reported in the Company’s Condensed Consolidated Balance Sheets include $176.5 million and $203.5 million at June 30, 2010 and December 31, 2009, respectively, for such retained liabilities. Changes in the Company’s estimate of such retained liabilities after the sale are reported as a separate component of the results of discontinued operations.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2 - Discontinued Operations (continued)

Summary financial information included in Income from Discontinued Operations for the six and three months ended June 30, 2010 and 2009 is presented below:

	Six Months Ended		Three Months Ended
(Dollars in Millions, Except Per Share Amounts)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Total Earned Premiums	$64.0	$63.1	$32.2	$31.8
Net Investment Income	2.6	2.7	1.3	1.4
Other Income	—	0.5	—	0.3
Net Impairment Losses Recognixed in Earnings	—	(0.1)	—	(0.1)

Total Revenues Included in Discontinued Operations	$66.6	$66.2	$33.5	$33.4

Income (Loss) from Discontinued Operations before Income Taxes:
Results of Operations	$1.6	$4.8	$2.5	$2.9
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	(1.3)	2.1	(2.1)	0.9

Income from Discontinued Operations before Income Taxes	0.3	6.9	0.4	3.8
Income Tax Expense	(0.1)	(2.6)	(0.1)	(1.4)

Income from Discontinued Operations	$0.2	$4.3	$0.3	$2.4

Income from Discontinued Operations per Unrestricted Share:
Basic	$—	$0.07	$0.01	$0.04

Diluted	$—	$0.07	$0.01	$0.04

It is the Company’s management reporting practice to allocate indirect overhead expenses to all of its insurance operations. In accordance with GAAP, however, the Company is not permitted to allocate indirect overhead expenses to discontinued operations. Accordingly, the Company’s results for discontinued operations presented above and in the Condensed Consolidated Statements of Income exclude indirect overhead expenses of $0.9 million and $0.4 million for the six and three months ended June 30, 2010, respectively. The Company’s results for discontinued operations presented above and in the Condensed Consolidated Statements of Income exclude indirect overhead expenses of $0.9 million and $0.5 million for the six and three months ended June 30, 2009, respectively.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2 - Discontinued Operations (continued)

The components of Assets of Discontinued Operations and Liabilities of Discontinued Operations at June 30, 2010 were:

(Dollars in Millions)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost - $78.2)	$86.9
Equity Securities at Fair Value (Cost - $3.0)	2.8
Short-term Investments at Cost which Approximates Fair Value	9.8
Other Investments	7.1

Total Investments	106.6

Cash	2.9
Other Receivables	2.4
Deferred Policy Acquisition Costs	6.3
Goodwill	14.8
Current and Deferred Income Tax Assets	8.9
Other Assets	2.1

Total Assets of Discontinued Operations	144.0

Liabilities:
Life and Health Insurance Reserves	34.2
Unearned Premiums	22.4
Accrued Expenses and Other Liabilities	7.0

Total Liabilities of Discontinued Operations	63.6

Net Assets of Discontinued Operations	$80.4

Note 3 - Investments

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2010 were:

	Amortized	Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
U.S. Government and Government Agencies and Authorities	$601.3	$39.2	$(0.1)	$640.4
States, Municipalities and Political Subdivisions	1,764.6	87.0	(4.5)	1,847.1
Corporate Securities:
Bonds and Notes	1,833.5	197.7	(15.9)	2,015.3
Redeemable Preferred Stocks	144.3	2.7	(3.7)	143.3
Mortgage and Asset-backed	9.3	0.8	(1.6)	8.5

Investments in Fixed Maturities	$4,353.0	$327.4	$(25.8)	$4,654.6

Included in the fair value of Mortgage and Asset-backed investments at June 30, 2010 are $1.6 million of non-governmental residential mortgage-backed securities, $0.2 million of commercial mortgage-backed securities, $5.0 million of collateralized debt obligations and $1.7 million of other asset-backed securities.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3 - Investments (continued)

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2009 were:

	Amortized	Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
U.S. Government and Government Agencies and Authorities	$698.3	$26.3	$(3.7)	$720.9
States, Municipalities and Political Subdivisions	1,684.0	72.6	(11.3)	1,745.3
Corporate Securities:
Bonds and Notes	1,865.9	103.7	(38.0)	1,931.6
Redeemable Preferred Stocks	151.5	2.3	(3.4)	150.4
Mortgage and Asset-backed	13.5	0.5	(0.8)	13.2

Investments in Fixed Maturities	$4,413.2	$205.4	$(57.2)	$4,561.4

Included in the fair value of Mortgage and Asset-backed investments at December 31, 2009 are $1.6 million of non-governmental residential mortgage-backed securities, $3.4 million of commercial mortgage-backed securities, $5.9 million of collateralized debt obligations and $2.3 million of other asset-backed securities.

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2010, by contractual maturity, were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$117.4	$118.4
Due after One Year to Five Years	562.8	585.8
Due after Five Years to Fifteen Years	1,796.8	1,939.9
Due after Fifteen Years	1,625.7	1,742.4
Asset-backed Securities Not Due at a Single Maturity Date	250.3	268.1

Investments in Fixed Maturities	$4,353.0	$4,654.6

The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at June 30, 2010 consisted of securities issued by the Government National Mortgage Association (“Ginnie Mae”) with a fair value of $218.0 million, securities issued by the Federal National Mortgage Association (“Fannie Mae”) with a fair value of $39.8 million, securities issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) with a fair value of $1.8 million and securities of other issuers with a fair value of $8.5 million.

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at June 30, 2010 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks	$112.2	$5.4	$(4.0)	$113.6
Common Stocks	54.9	11.0	(2.0)	63.9
Other Equity Interests	47.0	8.2	(3.7)	51.5

Investments in Equity Securities	$214.1	$24.6	$(9.7)	$229.0

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3 - Investments (continued)

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2009 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks	$115.9	$3.1	$(3.9)	$115.1
Common Stocks	29.7	12.4	(0.9)	41.2
Other Equity Interests	38.8	4.7	(4.4)	39.1

Investments in Equity Securities	$184.4	$20.2	$(9.2)	$195.4

An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at June 30, 2010 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$—	$—	$0.7	$(0.1)	$0.7	$(0.1)
States, Municipalities and Political Subdivisions	81.4	(2.0)	21.3	(2.5)	102.7	(4.5)
Corporate Securities:
Bonds and Notes	89.2	(4.3)	127.2	(11.6)	216.4	(15.9)
Redeemable Preferred Stocks	6.6	(1.1)	65.2	(2.6)	71.8	(3.7)
Mortgage and Asset-backed	—	—	4.5	(1.6)	4.5	(1.6)

Total Fixed Maturities	177.2	(7.4)	218.9	(18.4)	396.1	(25.8)

Equity Securities:
Preferred Stocks	30.3	(1.3)	30.7	(2.7)	61.0	(4.0)
Common Stocks	25.2	(2.0)	—	—	25.2	(2.0)
Other Equity Interests	18.9	(1.3)	10.8	(2.4)	29.7	(3.7)

Total Equity Securities	74.4	(4.6)	41.5	(5.1)	115.9	(9.7)

Total	$251.6	$(12.0)	$260.4	$(23.5)	$512.0	$(35.5)

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3 - Investments (continued)

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

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. The portions of the declines in the fair values of investments that are determined to be other-than-temporary are reported as losses in the Condensed Consolidated Statements of Income in the period when such determination is made. Based on the Company’s evaluations at June 30, 2010 and December 31, 2009 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the two preceding tables were temporary at the respective evaluation dates.

Unrealized losses on fixed maturities, which the Company has determined to be temporary at June 30, 2010, were $25.8 million, of which $18.4 million is related to fixed maturities that were in an unrealized loss position for 12 months or longer. Included in the second preceding table under the headings “Less Than 12 Months” are unrealized losses of $1.1 million related to securities for which the Company has recognized credit losses in earnings. There were no unrealized losses related to securities for which the Company has recognized credit losses in earnings in the second preceding table under the heading “12 Months or Longer.” Included in the second preceding table under the heading “12 Months or Longer” are unrealized losses of $1.3 million related to securities for which the Company has recognized foreign currency losses in earnings. Investment-grade fixed maturity investments comprised $15.5 million and below-investment-grade fixed maturity investments comprised $10.3 million of the unrealized losses on investments in fixed maturities at June 30, 2010. Unrealized losses for below-investment-grade fixed maturities included unrealized losses totaling $2.4 million for three issuers that the Company recognized impairment losses in earnings for the six months ended June 30, 2010. For the other remaining below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 10% of the amortized cost basis of the investment. At June 30, 2010, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be maturity. The Company concluded that these impairments were temporary at June 30, 2010.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3 - Investments (continued)

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

For equity securities, the Company considers various factors when determining whether a decline in the fair value is other than temporary including, but not limited to:

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

The vast majority of the Company’s equity securities in an unrealized loss position at June 30, 2010 and December 31, 2009 are perpetual preferred stocks of financial institutions and public utilities or investments in limited liability partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company considers the debt-like characteristics of perpetual preferred stocks along with issuer ratings when evaluating impairment. All such preferred stocks paid dividends at the stated dividend rate during the twelve-month period preceding the evaluation date. The Company concluded that the declines in the fair values of these perpetual preferred stocks were temporary in nature, largely driven by market conditions, and since the Company intends to hold the securities until recovery, these investments were not considered to be other-than-temporarily impaired at June 30, 2010 and December 31, 2009. By the nature of their underlying investments, the Company believes that its investments in the limited liability partnerships also exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for impairment. Based on evaluations at June 30, 2010 and December 31, 2009 of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities were temporary at the respective evaluation dates.

The carrying value, fair value and approximate voting percentage for the Company’s investment in the common stock of Intermec, Inc. (“Intermec”), which is accounted for under the equity method of accounting and reported as Investment in Investee in the Company’s Condensed Consolidated Balance Sheets, at June 30, 2010 and December 31, 2009 were:

(Dollars in Millions)	June 30, 2010	Dec. 31, 2009
Carrying Value	$91.8	$98.4
Fair Value	$127.1	$162.8
Approximate Voting Percentage	20.1%	20.3%

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3 - Investments (continued)

On June 10, 2010, Unitrin’s subsidiary, Trinity, entered into a pre-arranged trading plan (the “Trading Plan”) with UBS Financial Services Inc. in accordance with SEC Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), covering the sale over a period of one year of up to 1.5 million shares of Intermec common stock that are owned by Trinity. The Company sold 255,904 shares of Intermec common stock and recognized a gain of $0.8 million for the six and three months ended June 30, 2010.

The carrying values of the Company’s Other Investments at June 30, 2010 and December 31, 2009 were:

(Dollars in Millions)	June 30, 2010	Dec. 31, 2009
Loans to Policyholders at Unpaid Principal	$228.3	$223.6
Real Estate at Depreciated Cost	247.1	257.1
Equity Method Limited Liability Investments	308.6	285.5
Other	5.3	5.4

Total	$789.3	$771.6

Note 4 - Automobile Loan Receivables

Automobile Loan Receivables consists primarily of sub-prime loans, which are secured by automobiles, to residents of California and other Western and Midwestern states. Automobile Loan Receivables is stated net of unearned discount, loan fees and reserve for loan losses.

The components of Automobile Loan Receivables at June 30, 2010 and December 31, 2009 were:

(Dollars in Millions)	June 30, 2010	Dec. 31, 2009
Sales Contracts and Loans Receivable	$548.7	$749.5
Unearned Discounts and Deferred Fees	(3.0)	(5.4)

Net Automobile Loan Receivables Outstanding	545.7	744.1
Reserve for Loan Losses	(74.8)	(83.3)

Automobile Loan Receivables	$470.9	$660.8

An aging of Net Automobile Loan Receivables Outstanding at June 30, 2010 and December 31, 2009 is presented below:

	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding
(Dollars in Millions)	June 30, 2010		December 31, 2009
Current Loan Balances	$346.0	63.4%	$444.4	59.7%
Delinquent Loan Balances:
Less than 30 Days Delinquent	165.0	30.2%	223.6	30.0%
30 Days to 59 Days Delinquent	26.6	4.9%	57.9	7.8%
60 Days to 89 Days Delinquent	6.2	1.1%	14.1	1.9%
Delinquent 90 Days or Greater	1.9	0.4%	4.1	0.6%

Net Automobile Loan Receivables Outstanding	545.7	100.0%	744.1	100.0%

Reserve for Loan Losses	(74.8)	13.7%	(83.3)	11.2%

Automobile Loan Receivables	$470.9		$660.8

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4 - Automobile Loan Receivables (continued)

Activity in the Reserve for Loan Losses for the six and three months ended June 30, 2010 and 2009 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Reserve for Loan Losses - Beginning of Period	$83.3	$120.1	$74.7	$113.6
Provision for Loan Losses	2.9	35.7	—	15.7
Net Recovery (Charge-off):
Automobile Loan Receivables Charged Off	(31.5)	(66.9)	(9.1)	(30.6)
Automobile Loan Receivables Recovered	20.1	19.4	9.2	9.6

Net Recovery (Charge-off)	(11.4)	(47.5)	0.1	(21.0)

Reserve for Loan Losses - End of Period	$74.8	$108.3	$74.8	$108.3

Note 5 - Goodwill

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

Assets of Discontinued Operations included $14.8 million of goodwill associated with the Company’s Reserve National reporting unit at June 30, 2010. Reserve National focuses on providing non-comprehensive health insurance coverages to persons who lack access to traditional private options. During the first quarter of 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Health Care Acts”) were signed into law. The Company determined that the Health Care Acts could have an adverse impact on Reserve National’s prospects. Accordingly, the Company tested goodwill associated with Reserve National for recoverability at March 31, 2010. Based on a discounted projection of future cash flows, updated to take into consideration the impact of the Health Care Acts, discussions with a potential buyer during the first quarter of 2010 and preliminary discussions with an adviser retained on April 23, 2010, the Company concluded that the estimated fair value of Reserve National exceeded its carrying value at March 31, 2010. Accordingly, the Company concluded that the goodwill associated with Reserve National was recoverable at March 31, 2010. Based on the Company’s analysis at March 31, 2010 and preliminary, non-binding price indications from potential buyers, the Company concluded that the goodwill associated with Reserve National was recoverable at June 30, 2010. While the Company currently believes that it will be able to recover the goodwill associated with Reserve National in a sale of the business, no assurances can be made that such a sale will occur that results in a complete recovery of the associated goodwill.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6 - Property and Casualty Insurance Reserves

Property and Casualty Insurance Reserve activity for the six months ended June 30, 2010 and 2009 was:

	Six Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009
Property and Casualty Insurance Reserves -
Gross of Reinsurance at Beginning of Year	$1,211.3	$1,268.7
Less Reinsurance Recoverables at Beginning of Year	77.4	84.6

Property and Casualty Insurance Reserves -
Net of Reinsurance at Beginning of Year	1,133.9	1,184.1
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	—	94.7
Incurred Losses and LAE Related to:
Current Year - Continuing Operations	662.8	744.4
Prior Years:
Continuing Operations	(16.1)	(41.3)
Discontinued Operations	0.1	(1.1)

Total Incurred Losses and LAE Related to Prior Years	(16.0)	(42.4)

Total Incurred Losses and LAE	646.8	702.0

Paid Losses and LAE Related to:
Current Year - Continuing Operations	343.8	411.8
Prior Years:
Continuing Operations	328.6	323.4
Discontinued Operations	23.9	24.8

Total Paid Losses and LAE Related to Prior Years	352.5	348.2

Total Paid Losses and LAE	696.3	760.0

Property and Casualty Insurance Reserves -
Net of Reinsurance at End of Period	1,084.4	1,220.8
Plus Reinsurance Recoverable at End of Period	65.1	78.4

Property and Casualty Insurance Reserves -
Gross of Reinsurance at End of Period	$1,149.5	$1,299.2

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

For the six months ended June 30, 2010, the Company reduced its property and casualty insurance reserves by $16.0 million to recognize favorable development of losses and loss adjustment expenses (“LAE”) from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $16.5 million and commercial lines insurance losses and LAE reserves developed unfavorably by $0.5 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2009, 2007 and 2006 accident years.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6 - Property and Casualty Insurance Reserves (continued)

For the six months ended June 30, 2009, the Company reduced its property and casualty insurance reserves by $42.4 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $38.0 million and commercial lines insurance losses and LAE reserves developed favorably by $4.4 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2007, 2006, and 2005 accident years due to the improvements in the Company’s claims handling procedures.

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

Note 7 - Certificates of Deposits

The weighted-average interest rates on Certificates of Deposits were 5.20% and 4.99% at June 30, 2010 and December 31, 2009, respectively. The range of interest rates on Certificates of Deposits was 0.35% to 5.85% at June 30, 2010 and 0.05% to 5.85% at December 31, 2009. The contractual maturities of Certificates of Deposits at June 30, 2010 and December 31, 2009 were:

(Dollars in Millions)	June 30, 2010	Dec. 31, 2009
Due in One Year or Less	$220.1	$245.4
Due after One Year to Two Years	231.5	228.5
Due after Two Years to Three Years	60.6	202.8
Due after Three Years to Four Years	0.5	5.5
Due after Four Years to Five Years	—	0.2

Total Certificates of Deposits at Cost	$512.7	$682.4

Note 8 - Notes Payable

Total debt outstanding at June 30, 2010 and December 31, 2009 was:

(Dollars in Millions)	June 30, 2010	Dec. 31, 2009
Senior Notes at Amortized Cost:
6.00% Senior Notes due May 15, 2017	$356.1	$355.9
4.875% Senior Notes due November 1, 2010	199.9	199.7
Mortgage Note Payable at Amortized Cost	5.8	5.8

Notes Payable at Amortized Cost	$561.8	$561.4

There were no outstanding advances at either June 30, 2010 or December 31, 2009 under Unitrin’s three-year, $245 million, unsecured, revolving credit agreement, expiring October 30, 2012 (the “2012 Credit Agreement”). Accordingly, the amount available for borrowing under the 2012 Credit Agreement was $245.0 million at both June 30, 2010 and December 31, 2009.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8 - Notes Payable (continued)

Interest Expense, including facility fees and accretion of discount, for the six and three months ended June 30, 2010 and 2009 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Notes Payable under Revolving Credit Agreements	$0.9	$0.7	$0.5	$0.4
6.00% Senior Notes due May 15, 2017	11.0	11.0	5.5	5.5
4.875% Senior Notes due November 1, 2010	5.0	5.0	2.5	2.5
Mortgage Note Payable	0.2	0.2	0.1	0.1

Interest Expense before Capitalization of Interest	17.1	16.9	8.6	8.5
Capitalization of Interest	(0.8)	(0.2)	(0.6)	—

Total Interest Expense	$16.3	$16.7	$8.0	$8.5

Interest paid, including facility fees, for the six and three months ended June 30, 2010 and 2009 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Notes Payable under Revolving Credit Agreements	$0.3	$0.6	$0.1	$0.5
6.00% Senior Notes due May 15, 2017	10.8	10.8	10.8	10.8
4.875% Senior Notes due November 1, 2010	4.9	4.9	4.9	4.9
Mortgage Note Payable	0.2	0.2	0.1	0.1

Total Interest Paid	$16.2	$16.5	$15.9	$16.3

Note 9 - Long-term Equity-based Compensation Plans

Unitrin has adopted a number of long-term equity-based compensation plans to attract, motivate and retain key employees and/or directors of the Company. For equity-based compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Share-based compensation expense for all of the Company’s long-term equity-based compensation plans was $2.5 million and $2.7 million for the six months ended June 30, 2010 and 2009, respectively. Total unamortized compensation expense related to nonvested awards of such plans at June 30, 2010 was $5.4 million, which is expected to be recognized over a weighted-average period of 1.5 years.

At June 30, 2010, the Company had three stock option plans, all of which have been approved by Unitrin’s shareholders. At June 30, 2010, options to purchase 4,496,895 shares of Unitrin’s common stock were outstanding. Original options to purchase shares of Unitrin common stock were available for future grant under only two of the plans, the 1995 Non-employee Director Stock Option Plan and the 2002 Stock Option Plan, at June 30, 2010. Options to purchase 1,439,682 shares of Unitrin’s common stock were available for future grants under such stock option plans at June 30, 2010.

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

(Unaudited)

Note 9 - Long-term Equity-based Compensation Plans (continued)

For original option grants made in 2010, the dividend yield assumed is the annualized continuous dividend yield on Unitrin common stock on the date of grant.

The yield is calculated by taking the natural logarithm of the annualized yield divided by the Unitrin common stock price on the date of grant. The Company believes that basing the dividend yield on the current annualized yield is likely to be more consistent with the actual yield during the expected life of the option. No restorative options were granted in 2010 or 2009. The risk-free interest rate was the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option.

The assumptions used in the Black-Scholes pricing model for options granted during the six months ended June 30, 2010 and 2009 were as follows:

Six Months Ended
Range of Valuation Assumptions	June 30, 2010	June 30, 2009
Expected Volatility	40.55% - 50.51%	33.08% - 40.30%
Risk-free Interest Rate	1.91% - 3.20%	1.63% - 2.76%
Expected Dividend Yield	3.25% - 3.39%	4.59% - 5.07%

Weighted-Average Expected Life
Employee Grants	4 -7 Years	4 -7.5 Years
Director Grants	6 Years	7 Years

Option and stock appreciation right activity for the six months ended June 30, 2010 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	4,619,470	$44.13
Granted	329,750	23.97
Exercised	(10,200)	18.39
Forfeited or Expired	(442,125)	46.91

Outstanding at June 30, 2010	4,496,895	$42.44	4.67	$3.9

Vested and Expected to Vest	4,463,398	$42.53	4.64	$3.8

Exercisable at June 30, 2010	3,678,019	$45.79	3.80	$1.0

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2010 and 2009 were $7.70 per option and $3.07 per option, respectively. Total intrinsic value of stock options exercised was $0.1 million for the six months ended June 30, 2010. Cash received from option exercises and the total tax benefits realized for tax deductions from option exercises was insignificant for the six months ended June 30, 2010. No options were exercised during the six months ended June 30, 2009.

In addition to the stock option plans, the Company has a restricted stock plan, which has been approved by Unitrin’s shareholders. Under this plan, restricted stock and restricted stock units may be granted to eligible employees. Recipients of restricted stock are entitled to full dividend and voting rights on the same basis as all other outstanding shares of Unitrin common stock, and all awards are subject to forfeiture until certain restrictions have lapsed. From inception of the plan through June 30, 2010, 585,100 shares of restricted stock having a weighted-average grant-date fair value of $34.63 per share had been awarded, of which 117,879 shares were forfeited and 49,731 shares were tendered to satisfy tax withholding obligations. There were 582,510 common shares available for future grants under the restricted stock plan at June 30, 2010.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9 - Long-term Equity-based Compensation Plans (continued)

Prior to February 3, 2009, only awards of time-vested restricted stock had been granted under the restricted stock plan. On February 3, 2009, in addition to time-vested restricted stock granted to certain employees and officers, the Company began awarding performance-based restricted stock to certain employees and officers under the restricted stock plan. The initial number of shares awarded to each participant at the start of each performance period represents the shares that would vest if the performance goals were achieved at the “target” performance level. The final payout of these awards will be determined based on Unitrin’s total shareholder return over a three-year performance period relative to the companies in the S&P Supercomposite Insurance Index (“Peer Group”).

The 2009 three-year performance period began on January 1, 2009 and will end on December 31, 2011. The 2010 three-year performance period began on January 1, 2010 and will end on December 31, 2012. If, at the end of each performance period, the Company’s relative performance exceeds the “target” performance level, additional shares of restricted stock will be issued to the award recipient. If, at the end of each performance period, the Company’s relative performance is below the “target” performance level, only a portion of the shares of performance-based restricted stock originally issued to the award recipient will vest. If, at the end of each performance period, the Company’s relative performance is below a “minimum” performance level, none of the shares of performance-based restricted stock originally issued to the award recipient will vest.

The grant-date fair values of time-based restricted stock awards are determined using the closing price of Unitrin common stock on the date of grant. The grant-date fair values of the performance-based restricted stock awards are determined using the Monte Carlo simulation method. The Monte Carlo simulation model produces a risk-neutral simulation of the daily returns on the common stock of Unitrin and each of the other companies included in the Peer Group. Returns generated by the simulation depend on the risk-free interest rate used and the volatilities of, and the correlation between, these stocks. The model simulates stock prices and dividend payouts to the end of the three-year performance period. Total shareholder returns are generated for each of these stocks based on the simulated prices and dividend payouts. The total shareholder returns are then ranked, and Unitrin’s simulated ranking is converted to a payout percentage based on the terms of the performance-based restricted stock awards. The payout percentage is applied to the simulated stock price at the end of the performance period, reinvested dividends are added back, and the total is discounted to the valuation date at the risk-free rate. This process is repeated approximately ten thousand times, and the grant-date fair value is equal to the average of the results from these trials.

Activity related to nonvested restricted stock for the six months ended June 30, 2010 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	202,916	$27.70
Granted	109,900	28.73
Vested	(2,000)	47.86
Forfeited	(4,071)	32.34

Nonvested Balance at June 30, 2010	306,745	$27.87

Restricted stock granted during the six months ended June 30, 2010 includes 43,500 shares of time-vested restricted stock and 66,400 shares of performance-based restricted stock. The nonvested balance of restricted stock at June 30, 2010 was comprised of 180,020 shares of time-vested restricted stock and 126,725 shares of performance-based restricted stock. The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based shares was 253,450 shares at June 30, 2010. The total fair value of restricted stock that vested during the six months ended June 30, 2010 and the tax benefits for tax deductions realized from the vesting of such restricted stock was insignificant. No restricted stock vested during the six months ended June 30, 2009.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10 - Restructuring Expenses

Activity related to restructuring costs for the six months ended June 30, 2010 is presented below.

(Dollars in Millions)	Fireside Bank	Unitrin Direct	All Other Segments	Total
Liability at Beginning of Year:
Employee Termination Costs	$2.8	$1.4	$0.2	$4.4
Early Lease Termination Costs	0.2	0.6	—	0.8
Other Associated Costs	—	—	—	—

Liability at Beginning of Year	3.0	2.0	0.2	5.2

Expenses Incurred:
Employee Termination Costs	1.7	0.5	0.2	2.4
Early Lease Termination Costs	—	—	—	—
Other Associated Costs	0.1	—	—	0.1

Total Expenses Incurred	1.8	0.5	0.2	2.5

Payments of:
Employee Termination Costs	0.3	1.2	0.4	1.9
Early Lease Termination Costs	0.2	0.2	—	0.4
Other Associated Costs	0.1	—	—	0.1

Total Payments	0.6	1.4	0.4	2.4

Liability at June 30, 2010:
Employee Termination Costs	4.2	0.7	—	4.9
Early Lease Termination Costs	—	0.4	—	0.4
Other Associated Costs	—	—	—	—

Liability at June 30, 2010	$4.2	$1.1	$—	$5.3

Employee termination costs are accrued and recognized as expense over the employee’s expected service period. Unrecognized employee termination costs were $6.6 million at June 30, 2010, of which $1.6 million is expected to be expensed in the remainder of 2010 and $5.0 million is expected to be expensed in 2011 and thereafter.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10 - Restructuring Expenses (continued)

Activity related to restructuring costs for the six months ended June 30, 2009 is presented below.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11 - Income Per Share from Continuing Operations

The Company’s awards of restricted stock contain a right to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income Per Share from Continuing Operations and Diluted Income Per Share from Continuing Operations for the six months ended June 30, 2010 is as follows:

	Six Months Ended June 30, 2010
(Dollars in Millions)	Restricted Common Stock	Unrestricted Common Stock	Total
Income from Continuing Operations	$0.4	$85.4	$85.8
Dilutive Effect on Income of:
Investee’s Equivalent Shares	—	—	—
Unitrin Share-based Compensation Equivalent Shares	—	—	—

Diluted Income from Continuing Operations	$0.4	$85.4	$85.8

(Shares in Thousands)
Weighted-Average Common Shares Outstanding	284.6	62,070.0
Unitrin Share-based Compensation Equivalent Shares	—	90.1

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	284.6	62,160.1

(Per Share in Whole Dollars)
Basic Income Per Share from Continuing Operations	$1.38	$1.38

Diluted Income Per Share from Continuing Operations	$1.38	$1.38

Options outstanding to purchase 4.3 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the six months ended June 30, 2010 because the exercise price exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11 - Income Per Share from Continuing Operations (continued)

A reconciliation of the numerator and denominator used in the calculation of Basic Income Per Share from Continuing Operations and Diluted Income Per Share from Continuing Operations for the three months ended June 30, 2010 is as follows:

	Three Months Ended June 30, 2010
(Dollars in Millions)	Restricted Common Stock	Unrestricted Common Stock	Total
Income from Continuing Operations	$0.2	$37.3	$37.5
Dilutive Effect on Income of:
Investee’s Equivalent Shares	—	—	—
Unitrin Share-based Compensation Equivalent Shares	—	—	—

Diluted Income from Continuing Operations	$0.2	$37.3	$37.5

(Shares in Thousands)
Weighted-Average Common Shares Outstanding	307.2	61,985.2
Unitrin Share-based Compensation Equivalent Shares	—	98.9

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	307.2	62,084.1

(Per Share in Whole Dollars)
Basic Income Per Share from Continuing Operations	$0.58	$0.60

Diluted Income Per Share from Continuing Operations	$0.58	$0.60

Options outstanding to purchase 4.1 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended June 30, 2010 because the exercise price exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11 - Income Per Share from Continuing Operations (continued)

A reconciliation of the numerator and denominator used in the calculation of Basic Income Per Share from Continuing Operations and Diluted Income Per Share from Continuing Operations for the six months ended June 30, 2009 is as follows:

	Six Months Ended June 30, 2009
(Dollars in Millions)	Restricted Common Stock	Unrestricted Common Stock	Total
Income from Continuing Operations	$0.2	$31.8	$32.0
Dilutive Effect on Income of:
Investee’s Equivalent Shares	—	—	—
Unitrin Share-based Compensation Equivalent Shares	—	—	—

Diluted Income from Continuing Operations	$0.2	$31.8	$32.0

(Shares in Thousands)
Weighted-Average Common Shares Outstanding	285.8	62,118.2
Unitrin Share-based Compensation Equivalent Shares	—	—

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	285.8	62,118.2

(Per Share in Whole Dollars)
Basic Income Per Share from Continuing Operations	$0.54	$0.51

Diluted Income Per Share from Continuing Operations	$0.54	$0.51

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

(Unaudited)

Note 11 - Income Per Share from Continuing Operations (continued)

A reconciliation of the numerator and denominator used in the calculation of Basic Income Per Share from Continuing Operations and Diluted Income Per Share from Continuing Operations for the three months ended June 30, 2009 is as follows:

	Three Months Ended June 30, 2009
(Dollars in Millions)	Restricted Common Stock	Unrestricted Common Stock	Total
Income from Continuing Operations	$0.2	$39.3	$39.5
Dilutive Effect on Income of:
Investee’s Equivalent Shares	—	—	—
Unitrin Share-based Compensation Equivalent Shares	—	—	—

Diluted Income from Continuing Operations	$0.2	$39.3	$39.5

(Shares in Thousands)
Weighted-Average Common Shares Outstanding	303.4	62,118.2
Unitrin Share-based Compensation Equivalent Shares	—	—

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	303.4	62,118.2

(Per Share in Whole Dollars)
Basic Income Per Share from Continuing Operations	$0.59	$0.63

Diluted Income Per Share from Continuing Operations	$0.59	$0.63

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12 - Other Comprehensive Income and Accumulated Other Comprehensive Income

Other Comprehensive Income for the six and three months ended June 30, 2010 and 2009 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$166.7	$53.8	$122.4	$145.7
Reclassification Adjustment for Amounts Included in Net Income	(0.9)	30.0	0.1	7.0

Unrealized Holding Gains (Losses)	165.8	83.8	122.5	152.7

Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	(2.1)	1.6	(1.3)	2.3
Reclassification Adjustment for Amounts Included in Net Income	2.1	(0.1)	2.1	(1.3)

Foreign Currency Translation Adjustments	—	1.5	0.8	1.0

Equity in Other Comprehensive Income (Loss) of Investee	(5.0)	(9.4)	(0.6)	(0.6)
Amortization of Unrecognized Postretirement Benefit Costs	0.6	(0.9)	0.6	(0.4)

Other Comprehensive Income Before Income Taxes	161.4	75.0	123.3	152.7

Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	(59.1)	(19.0)	(43.3)	(51.4)
Reclassification Adjustment for Amounts Included in Net Income	0.4	(10.5)	0.1	(2.5)

Unrealized Holding Gains and Losses	(58.7)	(29.5)	(43.2)	(53.9)

Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	0.8	(0.5)	0.5	(0.7)
Reclassification Adjustment for Amounts Included in Net Income	(0.8)	—	(0.8)	0.4

Foreign Currency Translation Adjustments	—	(0.5)	(0.3)	(0.3)

Equity in Other Comprehensive Income (Loss) of Investee	1.7	3.3	0.2	0.2
Amortization of Unrecognized Postretirement Benefit Costs	(0.2)	0.3	(0.2)	0.1

Income Tax Benefit (Expense)	(57.2)	(26.4)	(43.5)	(53.9)

Other Comprehensive Income	$104.2	$48.6	$79.8	$98.8

Total Comprehensive Income was $190.2 million and $117.6 million for the six and three months ended June 30, 2010, respectively. Total Comprehensive Income was $84.9 million and $140.7 million for the six and three months ended June 30, 2009, respectively.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12 - Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)

The components of Accumulated Other Comprehensive Income at June 30, 2010 and December 31, 2009 were:

(Dollars in Millions)	June 30, 2010	Dec. 31, 2009
Unrealized Gains (Losses) on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$(0.9)	$(0.3)
Other Unrealized Gains on Investments	211.2	103.5
Equity in Accumulated Other Comprehensive Loss of Investee, Net of Income Taxes	(5.2)	(1.9)
Foreign Currency Translation Adjustments, Net of Income Taxes	(0.3)	(0.3)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(41.8)	(42.2)

Accumulated Other Comprehensive Income	$163.0	$58.8

Note 13 - Income from Investments

Net Investment Income for the six and three months ended June 30, 2010 and 2009 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Investment Income:
Interest and Dividends on Fixed Maturities	$121.8	$118.8	$60.1	$60.6
Dividends on Equity Securities	7.1	6.3	2.8	3.1
Short-term Investments	0.2	0.7	0.1	0.3
Loans to Policyholders	8.1	7.5	4.0	3.8
Real Estate	13.5	14.2	6.9	7.2
Equity Method Limited Liability Investments	22.8	4.5	13.4	24.8
Other	—	0.2	—	0.1

Total Investment Income	173.5	152.2	87.3	99.9
Investment Expenses:
Real Estate	13.0	13.5	6.5	6.9
Other Investment Expenses	0.5	0.1	0.3	0.1

Total Investment Expenses	13.5	13.6	6.8	7.0

Net Investment Income	$160.0	$138.6	$80.5	$92.9

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13 - Income from Investments (continued)

The components of Net Realized Gains on Sales of Investments for the six and three months ended June 30, 2010 and 2009 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Fixed Maturities:
Gains on Sales	$4.8	$3.4	$2.3	$3.0
Losses on Sales	—	(0.1)	—	(0.1)
Equity Securities:
Gains on Sales	2.0	1.5	0.3	1.0
Investee:
Gains on Sales	0.8	—	0.8	—
Other Investments:
Losses on Sales	(0.1)	—	(0.1)	—
Trading Securities Net Gains (Losses)	(0.1)	0.4	(0.4)	0.5

Net Realized Gains on Sales of Investments	$7.4	$5.2	$2.9	$4.4

The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2010 and 2009 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Fixed Maturities	$(7.8)	$(26.6)	$(4.6)	$(5.0)
Equity Securities	(0.3)	(8.0)	(0.3)	(4.6)

Net Impairment Losses Recognized in Earnings	$(8.1)	$(34.6)	$(4.9)	$(9.6)

Net Impairment Losses Recognized in Earnings on Investments in Fixed Maturities includes credit losses of $5.7 million and $2.5 million for the six and three months ended June 30, 2010, respectively. Net Impairment Losses Recognized in Earnings on Investments in Fixed Maturities includes foreign currency losses of $2.1 million for both the six and three months ended June 30, 2010. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements included in the 2009 Annual Report for a discussion of a change in accounting principle adopted in the second quarter of 2009 which impacts the determination of the amount of other-than-temporary-impairment (“OTTI”) losses on Investments in Fixed Maturities that are recognized in earnings on and subsequent to April 1, 2009.

The following table sets forth the pre-tax amount of OTTI credit losses, recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of the dates indicated, for which a portion of the OTTI loss has been recognized in Accumulated Other Comprehensive Income, and the corresponding changes in such amounts.

(Dollars in Millions)	Six Months Ended June 30, 2010	Three Months Ended June 30, 2010
Beginning Balance	$3.7	$5.6
Additions for Previously Unrecognized OTTI Credit Losses	5.3	—
Increases to Previously Recognized OTTI Credit Losses	0.4	2.5
Reductions to Previously Recognized OTTI Credit Losses	(1.5)	(0.2)
Reductions due to Intent to Sell Investments	(2.5)	(2.5)

Ending Balance	$5.4	$5.4

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13 - Income from Investments (continued)

The following table sets forth the pre-tax amount of OTTI credit losses, recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of the dates indicated, for which a portion of the OTTI loss has been recognized in Accumulated Other Comprehensive Loss, and the corresponding changes in such amounts.

(Dollars in Millions)
Balance at April 1, 2009	$39.8
Additions for Previously Unrecognized OTTI Credit Losses	1.7
Increases to Previously Recognized OTTI Credit Losses	0.1
Reduction for Investments Sold During the Period	(1.5)

Balance at June 30, 2009	$40.1

Note 14 - Income Taxes

Current and Deferred Income Tax Assets at June 30, 2010 and December 31, 2009 were:

(Dollars in Millions)	June 30, 2010	December 31, 2009
Current Income Tax Assets	$38.1	$10.4
Deferred Income Tax Assets	22.7	106.8
Valuation Allowance for State Income Taxes	(9.3)	(9.6)

Current and Deferred Income Tax Assets	$51.5	$107.6

Deferred Income Tax Assets include net operating loss carryforwards of $73.1 million and $67.2 million at June 30, 2010 and December 31, 2009, respectively, which included federal net operating loss carryforwards of $68.2 million and $62.2 million, respectively, and state net operating loss carryforwards of $4.9 million and $5.0 million, respectively. The federal net operating loss carryforwards are scheduled to expire in years 2017 through 2027. The Company expects to fully utilize these federal net operating loss carryforwards. The state net operating loss carryforwards relate to Fireside Bank, the majority of which are scheduled to expire in 2029. Deferred income tax asset valuation allowances of $9.3 million and $9.6 million were required at June 30, 2010 and December 31, 2009, respectively, and relate to state income taxes for Fireside Bank.

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

Income tax expense for the six months ended June 30, 2010 includes income tax expense of $0.8 million due to a decrease in deferred tax assets related to a limitation, imposed under the Health Care Acts signed into law in the first quarter of 2010, on the future deductibility of certain benefit payments under the Company’s postretirement medical plan.

Income taxes paid were $49.9 million and $68.5 million for the six months ended June 30, 2010 and 2009, respectively.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 15 - Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the six and three months ended June 30, 2010 and 2009 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Service Cost on Benefits Earned	$4.5	$5.0	$2.0	$2.4
Interest Cost on Projected Benefit Obligation	11.2	10.7	5.7	5.3
Expected Return on Plan Assets	(11.8)	(12.1)	(5.9)	(6.0)
Net Amortization and Deferral	1.1	(0.1)	0.7	(0.1)

Total Pension Expense	$5.0	$3.5	$2.5	$1.6

Total Pension Expense presented above includes service cost benefits earned and reported in discontinued operations of $0.2 million for each of the six-month periods ended June 30, 2010 and 2009. Total Pension Expense presented above includes service cost benefits earned and reported in discontinued operations of $0.1 million for each of the three-month periods ended June 30, 2010 and 2009.

The components of Postretirement Benefits Other than Pensions Expense for the six and three months ended June 30, 2010 and 2009 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Service Cost on Benefits Earned	$0.1	$0.1	$0.1	$0.1
Interest Cost on Projected Benefit Obligation	1.0	1.0	0.5	0.5
Net Amortization and Deferral	(0.5)	(0.9)	(0.1)	(0.4)

Total Postretirement Benefits Other than Pensions Expense	$0.6	$0.2	$0.5	$0.2

The Company is required to measure the benefit obligation associated with its postretirement benefit plan other than pensions annually on December 31. The Company currently cannot predict what effect, if any, the Health Care Acts will have on the valuation of such benefit obligation at the next measurement date.

Note 16 - Business Segments

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life insurance and automobile finance businesses. The Company conducts its continuing operations through five operating segments: Kemper®, Unitrin Specialty, Unitrin Direct, Career Agency and Fireside Bank. Reserve National, now classified and reported as a discontinued operation, and Career Agency previously had comprised the Company’s Life and Health Insurance segment. Kemper® is a registered service mark of Unitrin, Inc.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16 - Business Segments (continued)

Segment Revenues for the six and three months ended June 30, 2010 and 2009 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Kemper:
Earned Premiums	$445.3	$466.2	$222.9	$235.3
Net Investment Income	26.3	14.8	13.9	12.5
Other Income	0.2	0.2	0.1	0.1

Total Kemper	471.8	481.2	236.9	247.9

Unitrin Specialty:
Earned Premiums	242.9	267.3	120.5	134.7
Net Investment Income	12.8	7.4	6.7	6.3
Other Income	0.3	0.1	0.1	0.1

Total Unitrin Specialty	256.0	274.8	127.3	141.1

Unitrin Direct:
Earned Premiums	149.0	176.6	73.0	94.0
Net Investment Income	11.2	6.4	5.9	5.6
Other Income	0.1	0.1	0.1	0.1

Total Unitrin Direct	160.3	183.1	79.0	99.7

Career Agency:
Earned Premiums	258.3	265.6	129.4	130.5
Net Investment Income	102.0	103.7	50.0	63.8
Other Income	—	0.1	—	—

Total Career Agency	360.3	369.4	179.4	194.3

Fireside Bank:
Interest, Loan Fees and Earned Discounts	56.5	98.2	26.3	46.4
Other Automobile Finance Revenues	0.8	2.1	0.4	1.0

Automobile Finance Revenues	57.3	100.3	26.7	47.4
Net Investment Income	1.0	1.7	0.5	0.8

Total Fireside Bank	58.3	102.0	27.2	48.2

Total Segment Revenues	1,306.7	1,410.5	649.8	731.2
Unallocated Dividend Income	0.3	0.7	0.2	0.4
Net Realized Gains on Sales of Investments	7.4	5.2	2.9	4.4
Net Impairment Losses Recognized in Earnings	(8.1)	(34.6)	(4.9)	(9.6)
Other	6.4	3.9	3.3	3.5

Total Revenues	$1,312.7	$1,385.7	$651.3	$729.9

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16 - Business Segments (continued)

Segment Operating Profit (Loss) for the six and three months ended June 30, 2010 and 2009 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Segment Operating Profit (Loss):
Kemper	$36.9	$34.7	$17.6	$21.7
Unitrin Specialty	15.0	10.8	7.5	10.8
Unitrin Direct	(0.2)	(19.0)	0.9	(10.5)
Career Agency	73.4	67.2	31.5	45.3
Fireside Bank	9.4	(4.9)	4.6	0.3

Total Segment Operating Profit	134.5	88.8	62.1	67.6
Unallocated Dividend Income	0.3	0.7	0.2	0.4
Net Realized Gains on Sales of Investments	7.4	5.2	2.9	4.4
Net Impairment Losses Recognized in Earnings	(8.1)	(34.6)	(4.9)	(9.6)
Other Expense, Net	(13.1)	(13.3)	(6.4)	(6.2)

Income from Continuing Operations before Income Taxes and Equity in Net Income (Loss) of Investee	$121.0	$46.8	$53.9	$56.6

Segment Net Income (Loss) for the six and three months ended June 30, 2010 and 2009 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Segment Net Income (Loss):
Kemper	$28.1	$26.5	$13.5	$16.1
Unitrin Specialty	11.8	9.0	6.0	8.0
Unitrin Direct	0.5	(11.0)	0.4	(6.1)
Career Agency	47.5	43.5	20.2	29.4
Fireside Bank	5.7	(9.7)	2.7	0.2

Total Segment Net Income	93.6	58.3	42.8	47.6
Net Income (Loss) From:
Unallocated Dividend Income	0.2	0.6	0.1	0.3
Net Realized Gains on Sales of Investments	4.8	3.5	1.9	3.0
Net Impairment Losses Recognized in Earnings	(5.3)	(22.6)	(3.2)	(6.4)
Other Expense, Net	(7.7)	(7.7)	(3.6)	(3.7)

Income from Continuing Operations before Equity in Net Income (Loss) of Investee	85.6	32.1	38.0	40.8
Equity in Net Income (Loss) of Investee	0.2	(0.1)	(0.5)	(1.3)

Income from Continuing Operations	$85.8	$32.0	$37.5	$39.5

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16 - Business Segments (continued)

Earned Premiums by product line for the six and three months ended June 30, 2010 and 2009 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Life	$199.1	$200.6	$99.7	$100.1
Accident and Health	16.3	16.2	8.1	7.9
Property and Casualty:
Personal Lines:
Automobile	639.1	704.3	316.9	360.3
Homeowners	148.6	149.3	74.5	76.0
Other Personal	69.8	75.4	35.5	35.8

Total Personal Lines	857.5	929.0	426.9	472.1

Commercial Automobile	22.6	29.9	11.1	14.4

Total Earned Premiums	$1,095.5	$1,175.7	$545.8	$594.5

Note 17 - Fair Value Measurements

The Company classifies its Investments in Fixed Maturities and Equity Securities as available for sale and reports these investments at fair value. The Company classifies certain investments in mutual funds included in Other Investments as trading securities and reports these investments at fair value. The Company has no material liabilities that are measured and reported at fair value.

The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at June 30, 2010 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value June 30, 2010
Available for Sale Securities:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$287.3	$353.1	$—	$640.4
States, Municipalities and Political Subdivisions	—	1,847.1	—	1,847.1
Corporate Securities:
Bonds and Notes	—	1,893.7	121.6	2,015.3
Redeemable Preferred Stocks	—	76.5	66.8	143.3
Mortgage and Asset-backed	—	8.0	0.5	8.5

Total Investments in Fixed Maturities	287.3	4,178.4	188.9	4,654.6
Equity Securities:
Preferred Stocks	—	106.7	6.9	113.6
Common Stocks	48.9	6.5	8.5	63.9
Other Equity Interests	—	—	51.5	51.5

Total Equity Securities	48.9	113.2	66.9	229.0

Total Available for Sale Securities	336.2	4,291.6	255.8	4,883.6
Trading Securities:
Other Investments	4.2	—	—	4.2
Included in Assets of Discontinued Operations:
Fixed Maturities	7.6	79.3	—	86.9
Equity Securities	—	2.8	—	2.8

Total	$348.0	$4,373.7	$255.8	$4,977.5

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17 - Fair Value Measurements (continued)

The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at December 31, 2009 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Dec. 31, 2009
Available for Sale Securities:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$245.3	$475.6	$—	$720.9
States, Municipalities and Political Subdivisions	—	1,745.3	—	1,745.3
Corporate Securities:
Bonds and Notes	—	1,806.8	124.8	1,931.6
Redeemable Preferred Stocks	—	80.3	70.1	150.4
Mortgage and Asset-backed	—	8.3	4.9	13.2

Total Investments in Fixed Maturities	245.3	4,116.3	199.8	4,561.4
Equity Securities:
Preferred Stocks	—	109.5	5.6	115.1
Common Stocks	28.0	4.8	8.4	41.2
Other Equity Interests	—	—	39.1	39.1

Total Equity Securities	28.0	114.3	53.1	195.4

Total Available for Sale Securities	273.3	4,230.6	252.9	4,756.8
Trading Securities:
Other Investments	4.6	—	—	4.6

Total	$277.9	$4,230.6	$252.9	$4,761.4

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

(Unaudited)

Note 17 - Fair Value Measurements (continued)

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

Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the six months ended June 30, 2010 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$124.8	$70.1	$4.9	$14.0	$39.1	$252.9
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(3.9)	(2.4)	—	—	—	(6.3)
Included in Other Comprehensive Income (Loss)	6.8	(1.1)	(1.1)	2.1	4.2	10.9
Purchases, Sales and Settlements, Net	(6.1)	0.2	(0.2)	(0.7)	8.2	1.4
Transfers in and/or out of Level 3	—	—	(3.1)	—	—	(3.1)

Balance at End of Period	$121.6	$66.8	$0.5	$15.4	$51.5	$255.8

Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended June 30, 2010 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$123.0	$66.8	$4.0	$15.8	$47.1	$256.7
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(3.2)	(0.6)	—	—	(0.1)	(3.9)
Included in Other Comprehensive Income (Loss)	7.3	0.6	(0.3)	(0.1)	2.9	10.4
Purchases, Sales and Settlements, Net	(5.5)	—	(0.1)	(0.3)	1.6	(4.3)
Transfers in and/or out of Level 3	—	—	(3.1)	—	—	(3.1)

Balance at End of Period	$121.6	$66.8	$0.5	$15.4	$51.5	$255.8

The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no significant transfers into or out of Levels 1 or 2 for the six and three months ended June 30, 2010.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17 - Fair Value Measurements (continued)

Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the six months ended June 30, 2009 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset - Backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$128.6	$70.6	$5.6	$15.3	$44.1	$264.2
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(16.6)	—	—	(2.7)	(1.2)	(20.5)
Included in Other Comprehensive Income (Loss)	7.3	(2.5)	(0.2)	3.7	7.2	15.5
Purchases, Sales and Settlements, Net	(4.8)	0.6	(0.1)	—	(9.8)	(14.1)
Transfers in and/or out of Level 3	—	—	0.8	0.9	—	1.7

Balance at End of Period	$114.5	$68.7	$6.1	$17.2	$40.3	$246.8

Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended June 30, 2009 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset - Backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$114.1	$69.4	$6.2	$13.5	$37.3	$240.5
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	0.8	—	—	(0.5)	—	0.3
Included in Other Comprehensive Income (Loss)	6.6	(1.0)	(0.1)	3.3	5.4	14.2
Purchases, Sales and Settlements, Net	(7.0)	0.3	—	—	(2.4)	(9.1)
Transfers in and/or out of Level 3	—	—	—	0.9	—	0.9

Balance at End of Period	$114.5	$68.7	$6.1	$17.2	$40.3	$246.8

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 18 - Contingencies

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

Note 19 - Related Parties

One of Unitrin’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. In the second quarter of 2010, Unitrin’s subsidiary, Trinity, entered into an agreement with FS&C whereby FS&C provides investment management services with respect to certain funds of Trinity. Such agreement is terminable by either party at any time upon 30 days advance written notice. At June 30, 2010, Trinity had $40.8 million in assets managed by FS&C. Investment Expenses incurred in connection with such agreement were insignificant for the six months ended June 30, 2010.

FS&C also provides investment management services with respect to certain funds of the Company’s pension plan pursuant to an agreement between the parties. Such agreement is terminable by either party at any time upon 30 days advance written notice. At June 30, 2010, the Company’s pension plan had $79.2 million in assets managed by FS&C. For the six months ended June 30, 2010, the Company’s pension plan incurred investment expenses of $0.1 million in connection with its agreement with FS&C. For the six months ended June 30, 2009, the Company’s pension plan incurred investment expenses of $0.1 million in connection with its agreement with FS&C.

With respect to the Company’s defined contribution plans, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. As of June 30, 2010, participants in the Company’s defined contribution plans had allocated $15.5 million for investment in the Dreyfus Appreciation Fund, representing 5.9% of the total amount invested in the Company’s defined contribution plans.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 19 - Related Parties (continued)

Eric J. Draut, Unitrin’s Executive Vice President and Chief Financial Officer and a member of Unitrin’s Board of Directors, is a director of Intermec (the Company’s Investee). Unitrin’s Career Agency segment paid $0.1 million to Intermec for the six months ended June 30, 2009 for the maintenance of hand held computers previously purchased from Intermec.

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

Note 20 - Relationships with Mutual Insurance Companies

Unitrin’s subsidiary, Trinity Universal Insurance Company (“Trinity”) and Capitol, and Trinity and Capitol’s wholly-owned subsidiary, Old Reliable Casualty Company (“ORCC”), are parties to quota share reinsurance agreements whereby Trinity assumes 100% of the business written by Capitol and ORCC. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Five employees of the Company serve as directors of Capitol’s five-member board of directors. Nine employees of the Company also serve as directors of ORCC’s nine-member board of directors.

Unitrin’s subsidiary, United, provides claims and administrative services to Capitol and ORCC. In addition, agents appointed by United’s subsidiary, The Reliable Life Insurance Company, and employed by United, are also appointed by Capitol and ORCC to sell property insurance products. The Company also provides certain investment services to Capitol and ORCC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Results

Net Income was $86.0 million ($1.38 per unrestricted common share) and $37.8 million ($0.61 per unrestricted common share) for the six and three months ended June 30, 2010, respectively, compared to Net Income of $36.3 million ($0.58 per unrestricted common share) and $41.9 million ($0.67 per unrestricted common share) for the same periods in 2009. Income from Continuing Operations was $85.8 million ($1.38 per unrestricted common share) and $37.5 million ($0.60 per unrestricted common share) for the six and three months ended June 30, 2010, respectively, compared to Income from Continuing Operations of $32.0 million ($0.51 per unrestricted common share) and $39.5 million ($0.63 per unrestricted common share) for the same periods in 2009. As discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), Income from Continuing Operations increased for the six months ended June 30, 2010 due primarily to higher segment operating profit and lower Net Impairment Losses Recognized in Earnings. Income from Continuing Operations decreased for the three months ended June 30, 2010 due primarily to lower operating profit in the Career Agency, Kemper and Unitrin Specialty segments, partially offset by improved operating results in the Unitrin Direct and Fireside Bank segments and lower Net Impairment Losses Recognized in Earnings. Catastrophe losses from continuing operations were $42.3 million and $28.3 million before tax for the six and three months ended June 30, 2010, respectively, compared to $36.0 million and $21.7 million for the same periods in 2009. The Company reported Income from Discontinued Operations of $0.2 million and $0.3 million for the six and three months ended June 30, 2010, respectively, compared to Income from Discontinued Operations of $4.3 million and $2.4 million for the same periods in 2009.

Earned Premiums were $1,095.5 million and $1,175.7 million for the six months ended June 30, 2010 and 2009, respectively, a decrease of $80.2 million. Earned Premiums were $545.8 million and $594.5 million for the three months ended June 30, 2010 and 2009, respectively, a decrease of $48.7 million. Earned Premiums decreased in all four insurance segments.

Automobile Finance Revenues decreased by $43.0 million and $20.7 million for the six and three months ended June 30, 2010, compared to the same periods in 2009, due to Fireside Bank’s execution of its ongoing plan to exit the automobile finance business.

Net Investment Income increased by $21.4 million for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to higher net investment income from certain Equity Method Limited Liability Investments and, to a lesser extent, higher interest from Investments in Fixed Maturities. Net Investment Income from Equity Method Limited Liability Investments was $22.8 million for the six months ended June 30, 2010, compared to $4.5 million for the same period in 2009. Net Investment Income decreased by $12.4 million for the three months ended June 30, 2010 compared to the same period in 2009, due primarily to lower net investment income from certain Equity Method Limited Liability Investments. Net Investment Income included income of $13.4 million from Equity Method Limited Liability Investments for the three months ended June 30, 2010, compared to income of $24.8 million for the same period in 2009.

Net Realized Gains on Sales of Investments were $7.4 million and $2.9 million for the six and three months ended June 30, 2010, respectively, compared to $5.2 million and $4.4 million for the same periods in 2009. Net Impairment Losses Recognized in Earnings were $8.1 million and $4.9 million for the six and three months ended June 30, 2010, respectively, compared to $34.6 million and $9.6 million for the same periods in 2009, resulting from other than temporary declines in fair values of investments. The Company cannot predict if or when similar investments gains or losses may occur in the future.

Kemper

Selected financial information for the Kemper segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Earned Premiums:
Automobile	$274.3	$294.1	$136.9	$148.0
Homeowners	144.3	145.7	72.2	74.1
Other Personal	26.7	26.4	13.8	13.2

Total Earned Premiums	445.3	466.2	222.9	235.3
Net Investment Income	26.3	14.8	13.9	12.5
Other Income	0.2	0.2	0.1	0.1

Total Revenues	471.8	481.2	236.9	247.9

Incurred Losses and LAE	313.5	311.7	159.1	160.6
Insurance Expenses	121.4	134.8	60.2	65.6

Operating Profit	36.9	34.7	17.6	21.7
Income Tax Expense	(8.8)	(8.2)	(4.1)	(5.6)

Net Income	$28.1	$26.5	$13.5	$16.1

Ratios Based On Earned Premiums

	Six Months Ended		Three Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Incurred Loss and LAE Ratio (excluding Catastrophes)	62.6%	62.0%	62.1%	61.5%
Incurred Catastrophe Loss and LAE Ratio	7.8%	4.9%	9.3%	6.8%

Total Incurred Loss and LAE Ratio	70.4%	66.9%	71.4%	68.3%
Incurred Expense Ratio	27.3%	28.9%	27.0%	27.9%

Combined Ratio	97.7%	95.8%	98.4%	96.2%

Insurance Reserves

(Dollars in Millions)	June 30, 2010	Dec. 31, 2009
Insurance Reserves:
Automobile	$294.9	$300.4
Homeowners	92.6	86.4
Other Personal	37.3	35.9

Insurance Reserves	$424.8	$422.7

Insurance Reserves:
Loss Reserves:
Case	$262.1	$259.5
Incurred but Not Reported	89.3	90.1

Total Loss Reserves	351.4	349.6
LAE Reserves	73.4	73.1

Insurance Reserves	$424.8	$422.7

Kemper (continued)

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$10.7	$26.3	$4.1	$15.4
Favorable Catastrophe Loss and LAE Reserve Development, Net	3.9	11.6	2.3	4.3

Total Favorable Loss and LAE Reserve Development, Net	$14.6	$37.9	$6.4	$19.7

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	3.5%	8.0%	1.5%	4.1%

Earned Premiums in the Kemper segment decreased by $20.9 million and $12.4 million for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009, due primarily to lower volume, partially offset by higher average premium rates. Volume decreased due, in part, to increased competition as well as planned decreases related to certain initiatives implemented in 2009 to improve profitability and the return on required capital. Earned premiums on automobile insurance decreased by $19.8 million and $11.1 million for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009, due to lower volume, partially offset by higher average premium rates. Earned premiums on homeowners insurance decreased by $1.4 million and $1.9 million for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009, due primarily to lower volume, partially offset by higher average premium rates. Earned premiums on other personal insurance increased by $0.3 million and $0.6 million for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009, due primarily to higher average premium rates, partially offset by lower volume.

Net Investment Income in the Kemper segment increased by $11.5 million for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to higher net investment income from Equity Method Limited Liability Investments and the Company reinvesting short-term investments into higher yielding fixed maturity investments. The Kemper segment reported net investment income of $8.1 million from Equity Method Limited Liability Investments for the six months ended June 30, 2010, compared to net investment losses of $2.3 million for the same period in 2009. Net Investment Income in the Kemper segment increased by $1.4 million for the three months ended June 30, 2010, compared to the same period in 2009, due primarily to higher net investment income from Equity Method Limited Liability Investments. The Kemper segment reported net investment income of $5.3 million from Equity Method Limited Liability Investments for the three months ended June 30, 2010, compared to net investment income of $3.9 million for the same period in 2009.

Operating Profit in the Kemper segment increased by $2.2 million for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to the higher Net Investment Income and lower Insurance Expenses, partially offset by lower favorable loss and LAE reserve development and higher catastrophes losses (excluding development). Operating Profit in the Kemper segment decreased by $4.1 million for the three months ended June 30, 2010, compared to the same period in 2009, due primarily to lower favorable loss and LAE reserve development and higher catastrophes losses (excluding development), partially offset by the higher Net Investment Income and lower Insurance Expenses.

Homeowners insurance incurred losses and LAE were $103.8 million for the six months ended June 30, 2010, compared to $100.0 million for the same period in 2009. Homeowners insurance incurred losses and LAE increased by $3.8 million for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to the impact of lower favorable loss and LAE reserve development and higher catastrophe losses and LAE (excluding development), partially offset by lower non-catastrophe losses and LAE (excluding development). Favorable loss and LAE reserve development was $6.5 million for the six months ended June 30, 2010, compared to favorable development of $16.4 million for the same period in 2009. Catastrophe losses and LAE (excluding development) on homeowners insurance were $33.3 million for the six months ended June 30, 2010, compared to $27.8 million for the same period in 2009. Non-catastrophe losses and LAE (excluding development) decreased by $11.6 million due to lower average, estimated severity of losses and lower claim volume due principally to fewer homeowners insurance policies in force.

Kemper (continued)

Homeowners insurance incurred losses and LAE were $53.0 million for the three months ended June 30, 2010, compared to $55.0 million for the same period in 2009. Homeowners insurance incurred losses and LAE decreased by $2.0 million for the three months ended June 30, 2010, compared to the same period in 2009, due primarily to lower non-catastrophe losses and LAE (excluding development), partially offset by the impact of lower favorable loss and LAE reserve development and higher catastrophe losses and LAE (excluding development). Non-catastrophe losses and LAE (excluding development) decreased by $8.6 million due to lower average, estimated severity of losses and lower claim volume due principally to fewer homeowners insurance policies in force. Favorable loss and LAE reserve development was $2.8 million for the three months ended June 30, 2010, compared to favorable development of $7.0 million for the same period in 2009. Catastrophe losses and LAE (excluding development) on homeowners insurance were $19.3 million for the three months ended June 30, 2010, compared to $16.9 million for the same period in 2009.

Automobile insurance incurred losses and LAE were $197.4 million for the six months ended June 30, 2010, compared to $196.8 million for the same period in 2009. Automobile insurance incurred losses and LAE increased due primarily to the impact of lower favorable loss and LAE reserve development and higher average, estimated severity of losses, partially offset by lower claim volume due principally to fewer automobile insurance policies in force. Favorable loss and LAE reserve development was $7.2 million for the six months ended June 30, 2010, compared to $20.6 million for the same period in 2009.

Automobile insurance incurred losses and LAE were $100.2 million for the three months ended June 30, 2010, compared to $96.2 million for the same period in 2009. Automobile insurance incurred losses and LAE increased due primarily to the impact of lower favorable loss and LAE reserve development and higher average, estimated severity of losses, partially offset by lower claim volume due principally to fewer automobile insurance policies in force. Favorable loss and LAE reserve development was $3.3 million for the three months ended June 30, 2010, compared to $11.9 million for the same period in 2009.

Other personal insurance incurred losses and LAE were $12.3 million for the six months ended June 30, 2010, compared to $14.9 million for the same period in 2009. Other personal insurance incurred losses and LAE decreased due primarily to lower levels of catastrophe and non-catastrophe losses. Catastrophe losses and LAE (excluding development) were $0.7 million for the six months ended June 30, 2010, compared to $1.5 million for the same period in 2009. Favorable loss and LAE reserve development was $0.9 million for the six months ended June 30, 2010, compared to favorable development of $0.9 million for the same period in 2009.

Other personal insurance incurred losses and LAE were $5.9 million for the three months ended June 30, 2010, compared to $9.4 million for the same period in 2009. Other personal insurance incurred losses and LAE decreased due primarily to lower levels of catastrophe and non-catastrophe losses, partially offset by the impact of lower favorable loss and LAE reserve development. Catastrophe losses and LAE (excluding development) were $0.2 million for the three months ended June 30, 2010, compared to $1.2 million for the same period in 2009. Favorable loss and LAE reserve development was $0.3 million for the three months ended June 30, 2010, compared to $0.8 million for the same period in 2009.

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

Insurance Expenses decreased by $13.4 million and $5.4 million for the six and three months ended June 30, 2010, respectively, due primarily to lower acquisition expenses and the favorable impact of expense savings initiatives begun in 2009.

Net Income in the Kemper segment increased by $1.6 million for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to the higher Operating Profit. Net Income in the Kemper segment decreased by $2.6 million for the three months ended June 30, 2010, compared to the same period in 2009, due primarily to the lower Operating Profit. The Kemper segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $12.2 million and $6.1 million for the six and three months ended June 30, 2010, respectively, compared to $11.7 million and $5.9 million for the same periods in 2009.

Unitrin Specialty

Selected financial information for the Unitrin Specialty segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Earned Premiums:
Personal Automobile	$220.3	$237.4	$109.4	$120.3
Commercial Automobile	22.6	29.9	11.1	14.4

Total Earned Premiums	242.9	267.3	120.5	134.7
Net Investment Income	12.8	7.4	6.7	6.3
Other Income	0.3	0.1	0.1	0.1

Total Revenues	256.0	274.8	127.3	141.1

Incurred Losses and LAE	194.8	214.7	97.5	106.1
Insurance Expenses	46.2	49.3	22.3	24.2

Operating Profit	15.0	10.8	7.5	10.8
Income Tax Expense	(3.2)	(1.8)	(1.5)	(2.8)

Net Income	$11.8	$9.0	$6.0	$8.0

Ratios Based On Earned Premiums

	Six Months Ended		Three Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Incurred Loss and LAE Ratio (excluding Catastrophes)	79.2%	79.7%	79.2%	78.3%
Incurred Catastrophe Loss and LAE Ratio	1.0%	0.6%	1.7%	0.5%

Total Incurred Loss and LAE Ratio	80.2%	80.3%	80.9%	78.8%
Incurred Expense Ratio	19.0%	18.4%	18.5%	18.0%

Combined Ratio	99.2%	98.7%	99.4%	96.8%

Unitrin Specialty (continued)

Insurance Reserves

(Dollars in Millions)	June 30, 2010	Dec. 31, 2009
Insurance Reserves:
Personal Automobile	$179.8	$186.5
Commercial Automobile	71.7	82.9
Other	9.6	8.5

Insurance Reserves	$261.1	$277.9

Insurance Reserves:
Loss Reserves:
Case	$162.2	$169.5
Incurred but Not Reported	63.3	71.3

Total Loss Reserves	225.5	240.8
LAE Reserves	35.6	37.1

Insurance Reserves	$261.1	$277.9

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Favorable (Adverse) Loss and LAE Reserve Development, Net (excluding Catastrophes)	$(3.0)	$2.9	$(1.7)	$2.7
Adverse Catastrophe Loss and LAE Reserve Development, Net	(0.1)	(0.1)	—	—

Total Favorable (Adverse) Loss and LAE Reserve Development, Net	$(3.1)	$2.8	$(1.7)	$2.7

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	-1.1%	1.0%	-0.6%	1.0%

Earned Premiums in the Unitrin Specialty segment decreased by $24.4 million and $14.2 million for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009, due to lower earned premiums on personal automobile insurance and commercial automobile insurance. Personal automobile insurance earned premiums decreased by $17.1 million and $10.9 million for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009, due to lower volume, slightly offset by higher average premium rates. Economic conditions, increased competition and higher premium rates particularly in California, have all contributed to a decline in the number of personal automobile insurance policies in force in the Unitrin Specialty segment over the past several quarters. There were approximately 360,000 personal automobile insurance policies in force at the beginning of 2009, rising to approximately 380,000 policies at the end of the first quarter of 2009 and then declining to approximately 337,000 policies at the end of the second quarter of 2010. Unitrin Specialty’s management expects that policies in force will continue to decline for the next several quarters, but at a slower pace. Commercial automobile insurance earned premiums decreased by $7.3 million and $3.3 million for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009, due to lower volume and, to a lesser extent, lower average premium rates. Commercial automobile insurance volume has declined, due, in part, to increased competition and a contraction of the commercial automobile insurance market due to the continued effects of the recession. Average premium rates on commercial automobile insurance have declined due in part, to the continued shift in the mix of Unitrin Specialty’s commercial automobile insurance business towards light commercial vehicle insurance products, which carry a lower premium rate per policy than other classes of commercial vehicles.

Unitrin Specialty (continued)

Net Investment Income in the Unitrin Specialty segment increased by $5.4 million and $0.4 million for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009, due primarily to higher net investment income from Equity Method Limited Liability Investments. The Unitrin Specialty segment reported net investment income of $3.9 million and from Equity Method Limited Liability Investments for the six months ended June 30, 2010, compared to net investment losses of $1.1 million for the same period in 2009. The Unitrin Specialty segment reported net investment income of $2.5 million from Equity Method Limited Liability Investments for the three months ended June 30, 2010, compared to $1.9 million for the same period in 2009.

Operating Profit in the Unitrin Specialty segment increased by $4.2 million for the six months ended June 30, 2010, compared to the same period in 2009, due to higher operating profit in personal automobile insurance, partially offset by lower operating profit in commercial automobile insurance and other insurance. Operating Profit in the Unitrin Specialty segment decreased by $3.3 million for the three months ended June 30, 2010, compared to the same period in 2009, due primarily to lower operating profit in commercial automobile insurance and other insurance.

Personal automobile insurance operating profit increased by $8.6 million for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to higher net investment income and lower incurred losses and LAE as a percentage of personal automobile insurance earned premiums, partially offset by higher insurance expenses as a percentage of personal automobile insurance earned premiums. Net investment income allocated to personal automobile insurance increased by $4.6 million for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to higher investment returns on Equity Method Limited Liability Investments. Incurred losses and LAE (excluding catastrophes and development) as a percentage of personal automobile earned premiums decreased due primarily to lower frequency, partially offset by higher severity. Loss and LAE reserve development on personal automobile insurance had an adverse effect of $2.0 million for the six months ended June 30, 2010, compared to an adverse effect of $0.5 million for the same period in 2009. Personal automobile insurance catastrophe losses and LAE were $2.4 million for the six months ended June 30, 2010, compared to $1.6 million for the same period in 2009. Insurance expenses as a percentage of personal automobile insurance earned premiums increased due primarily to increased investment in technology and reduced economies of scale. See MD&A, “Critical Accounting Estimates,” of the 2009 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Personal automobile insurance operating profit increased by $0.2 million for the three months ended June 30, 2010, compared to the same period in 2009, due primarily to lower incurred losses and LAE (excluding catastrophes and development) as a percentage of personal automobile insurance earned premiums and higher net investment income, partially offset by higher catastrophe losses and LAE, greater adverse loss and LAE reserve development and higher insurance expenses as a percentage of personal automobile insurance earned premiums. Incurred losses and LAE (excluding catastrophes and development) as a percentage of personal automobile earned premiums decreased due primarily to lower frequency, partially offset by higher severity. Net investment income allocated to personal automobile insurance increased by $0.7 million for the three months ended June 30, 2010, compared to the same period in 2009, due primarily to higher investment returns on Equity Method Limited Liability Investments. Loss and LAE reserve development on personal automobile insurance had an adverse effect of $1.6 million for the three months ended June 30, 2010, compared to a favorable effect of $0.3 million for the same period in 2009. Personal automobile insurance catastrophe losses and LAE were $2.2 million for the three months ended June 30, 2010, compared to $0.7 million for the same period in 2009.

Unitrin Specialty (continued)

Commercial automobile insurance operating profit decreased by $3.0 million for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to higher incurred losses and LAE as a percentage of commercial automobile insurance earned premiums and higher insurance expenses as a percentage of commercial automobile insurance earned premiums, partially offset by higher net investment income. Incurred losses and LAE as a percentage of commercial automobile insurance earned premiums increased due primarily to lower favorable loss and LAE reserve development. Favorable loss and LAE reserve development on commercial automobile insurance was $0.3 million for the six months ended June 30, 2010, compared to $3.1 million for the same period in 2009. Incurred losses and LAE (excluding development) as a percentage of commercial automobile insurance earned premiums decreased for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to lower severity, partially offset by higher frequency of losses. Net investment income allocated to commercial automobile insurance increased by $0.8 million for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to higher investment returns on Equity Method Limited Liability Investments, partially offset by lower levels of investments allocated to commercial automobile insurance.

Commercial automobile insurance operating profit decreased by $2.8 million for the three months ended June 30, 2010, compared to the same period in 2009, due primarily to higher incurred losses and LAE as a percentage of commercial automobile insurance earned premiums and, to a lesser extent, higher insurance expenses as a percentage of commercial automobile insurance earned premiums and lower net investment income. Incurred losses and LAE as a percentage of commercial automobile insurance earned premiums increased due primarily to lower favorable loss and LAE reserve development. Loss and LAE reserve development on commercial automobile insurance had a favorable effect of $0.6 million for the three months ended June 30, 2010, compared to a favorable effect of $2.2 million for the same period in 2009. Incurred losses and LAE (excluding development) as a percentage of commercial automobile insurance earned premiums decreased for the three months ended June 30, 2010, compared to the same period in 2009, due to lower frequency and, to a lesser extent, lower severity of losses. Net investment income allocated to commercial automobile insurance decreased by $0.3 million for the three months ended June 30, 2010, due primarily to lower levels of investments allocated to commercial automobile insurance.

Operating profit in other insurance decreased by $1.4 million and $0.7 million for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009, due primarily to the impact of adverse loss and LAE reserve development. Loss and LAE reserve development on certain reinsurance pools in run-off, which are included in other insurance, had adverse development of $0.7 million for both the six and three months ended June 30, 2010, compared to a favorable effect of $0.2 million for both the six and three month periods in 2009. Loss and LAE reserve development on other personal insurance had an adverse effect of $0.7 million for the six months ended June 30, 2010 and was almost entirely related to two liability claims, one from 2003 and the other from 2005. Loss and LAE reserve development on other personal insurance was not significant for either the three months ended June 30, 2010, or the six and three months ended June 30, 2009.

Net Income in the Unitrin Specialty segment increased by $2.8 million for the six months ended June 30, 2010, compared to the same period in 2009. Unitrin Specialty’s Net Income decreased by $2.0 million for the three months ended June 30, 2010, compared to the same period in 2009. The changes in net income are due primarily to the changes in operating profit. Unitrin Specialty’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $5.9 million and $2.9 million for the six and three months ended June 30, 2010, compared to $5.8 million and $3.0 million for the same periods in 2009.

Unitrin Direct

Selected financial information for the Unitrin Direct segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Earned Premiums:
Automobile	$144.5	$172.8	$70.6	$92.0
Homeowners	4.3	3.6	2.3	1.9
Other	0.2	0.2	0.1	0.1

Total Earned Premiums	149.0	176.6	73.0	94.0
Net Investment Income	11.2	6.4	5.9	5.6
Other Income	0.1	0.1	0.1	0.1

Total Revenues	160.3	183.1	79.0	99.7

Incurred Losses and LAE	113.7	142.6	55.1	78.6
Insurance Expenses	46.8	58.0	23.0	30.1
Write-off of Goodwill	—	1.5	—	1.5

Operating Profit (Loss)	(0.2)	(19.0)	0.9	(10.5)
Income Tax Benefit (Expense)	0.7	8.0	(0.5)	4.4

Net Income (Loss)	$0.5	$(11.0)	$0.4	$(6.1)

Ratios Based On Earned Premiums

	Six Months Ended		Three Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Incurred Loss and LAE Ratio (excluding Catastrophes)	75.7%	79.5%	74.8%	82.0%
Incurred Catastrophe Loss and LAE Ratio	0.6%	1.2%	0.7%	1.6%

Total Incurred Loss and LAE Ratio	76.3%	80.7%	75.5%	83.6%
Incurred Expense Ratio	31.4%	33.7%	31.5%	33.6%

Combined Ratio	107.7%	114.4%	107.0%	117.2%

Insurance Reserves

(Dollars in Millions)	June 30, 2010	Dec. 31, 2009
Insurance Reserves:
Automobile	$226.6	$241.2
Homeowners	3.5	3.2
Other	1.5	2.6

Insurance Reserves	$231.6	$247.0

Insurance Reserves:
Loss Reserves:
Case	$148.3	$126.4
Incurred but Not Reported	47.6	79.8

Total Loss Reserves	195.9	206.2
LAE Reserves	35.7	40.8

Insurance Reserves	$231.6	$247.0

Unitrin Direct (continued)

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$7.3	$7.5	$3.5	$3.5
Adverse Catastrophe Loss and LAE Reserve Development, Net	(0.2)	(0.2)	—	—

Total Favorable Loss and LAE Reserve Development, Net	$7.1	$7.3	$3.5	$3.5

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	2.9%	4.5%	1.4%	2.1%

On February 13, 2009, the Company completed its acquisition of Direct Response Corporation, including its insurance subsidiaries, (“Direct Response”) in a cash transaction. Direct Response specializes in the sale of personal automobile insurance through direct mail and the internet through web insurance portals and its own websites, Response.com and Teachers.com. The results for Direct Response are included in the Unitrin Direct segment from the date of acquisition. Direct Response had earned premiums of $56.8 million for the six months ended June 30, 2010, compared to $50.8 million from the date of acquisition through June 30, 2009.

Earned Premiums in the Unitrin Direct segment decreased by $27.6 million for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to lower volume, partially offset by the inclusion of earned premiums from Direct Response for a full six months in 2010, compared to the inclusion of Direct Response for a shorter period in 2009. Earned Premiums in the Unitrin Direct segment decreased by $21.0 million for the three months ended June 30, 2010, compared to the same period in 2009, due primarily to lower volume.

Unitrin Direct continues to modify its marketing program to target better response and conversion rates from customers with more favorable risk characteristics and place greater emphasis on improving premium rate adequacy and insurance risk selection. Some of Direct Response’s distribution channels, namely direct mail and internet distribution channels, overlapped with similar distribution channels used by the Unitrin Direct segment prior to the acquisition of Direct Response. The Unitrin Direct segment continues to combine the similar distribution channels. Unitrin Direct has substantially ceased using Direct Response’s products to write new business and has designed new Unitrin Direct products to replace these products, as well as other products. Unitrin Direct is introducing these newly-designed products on a segment-wide-basis. The Unitrin Direct segment has implemented and continues to implement rate increases across its book of business. These actions have led to a decrease in the overall premium volume, with the number of policies in force at June 30, 2010 decreasing by over 20% from the level at June 30, 2009. While premium rate increases have been and continue to be implemented over much of the Unitrin Direct segment’s book of business, average earned premiums per policy have remained relatively flat due primarily to an improvement in the risk characteristics of the book of business. The Unitrin Direct segment expects that earned premiums will continue to decline for the next three quarters and then begin to grow on a sequential quarter basis as its new products gain traction and marketing expenditures increase in 2011.

Net Investment Income in the Unitrin Direct segment increased by $4.8 million for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to higher net investment income from Equity Method Limited Liability Investments and from reinvesting short-term investments into higher-yielding, fixed maturity investments. The Unitrin Direct segment reported net investment income of $3.4 million from Equity Method Limited Liability Investments for the six months ended June 30, 2010, compared to net investment losses of $0.5 million for the same period in 2009.

The Unitrin Direct segment reported an Operating Loss of $0.2 million for the six months ended June 30, 2010, compared to an Operating Loss of $19.0 million for the same period in 2009. The Unitrin Direct segment reported an Operating Profit of $0.9 million for the three months ended June 30, 2010, compared to an Operating Loss of $10.5 million for the same period in 2009. Operating results improved in the Unitrin Direct segment for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to lower Incurred Losses and LAE as a percentage of earned premiums, lower Insurance Expenses as a percentage of earned premiums and higher Net Investment Income. Operating results improved in the Unitrin Direct segment for the three months ended June 30, 2010, compared to the same period in 2009, due primarily to lower Incurred Losses and LAE as a percentage of earned premiums and lower Insurance Expenses as a percentage of earned premiums.

Unitrin Direct (continued)

While Incurred Losses and LAE as a percentage of earned premiums decreased for the for the six and three months ended June 30, 2010, compared to the same periods in 2009, due to the underwriting actions described above, they remain significantly higher than the level required to produce an underwriting profit. Underwriting profit is a non-GAAP measure of profitability before tax used by insurance companies to measure the profits directly related to earned premiums. Accordingly, underwriting profit excludes net investment income, whereas Operating Profit, a GAAP measure, includes net investment income.

Insurance Expenses in the Unitrin Direct segment were $46.8 million, or 31.4% of earned premiums, for the six months ended June 30, 2010, compared to $58.0 million, or 32.8% of earned premiums, for the same period in 2009. Insurance Expenses in the Unitrin Direct segment were $23.0 million, or 31.5% of earned premiums, for the three months ended June 30, 2010, compared to $30.1 million, or 32.0% of earned premiums, for the same period in 2009. Insurance Expenses decreased for the six and three months ended June 30, 2010, compared to the same periods in 2009, due primarily to lower restructuring costs, lower salary and benefits expenses due, in part, to certain restructuring actions taken in 2009 and lower bad debt expense, partially offset by higher amortization expense related to the acquisition of Direct Response. Restructuring costs were $0.5 million and $0.4 million for the six and three months ended June 30, 2010, respectively, compared to $5.9 million and $4.6 million, respectively, for the same periods in 2009.

Unitrin Direct reported Net Income of $0.5 million and $0.4 million for the six and three months ended June 30, 2010, respectively, compared to Net Losses of $11.0 million and $6.1 million, respectively, for the same periods in 2009. Net results in the Unitrin Direct segment improved due primarily to the improvement in operating results. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions and changes in certain recoverables that are not taxable for tax purposes. Tax-exempt investment income and dividends received deductions were $5.2 million and $2.6 million for the six and three months ended June 30, 2010, respectively, compared to $4.7 million and $2.7 million, respectively, for the same periods in 2009. Income taxes for both the six and three months ended June 30, 2010 exclude a tax benefit of $1.1 million related to a reduction of $3.1 million of the Unitrin Direct segment’s estimate of certain recoverables that are not taxable for tax purposes.

Career Agency

Selected financial information for the Career Agency segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Earned Premiums:
Life	$199.1	$200.6	$99.7	$100.1
Accident and Health	16.3	16.2	8.1	7.9
Property	42.9	48.8	21.6	22.5

Total Earned Premiums	258.3	265.6	129.4	130.5

Net Investment Income	102.0	103.7	50.0	63.8
Other Income	—	0.1	—	—

Total Revenues	360.3	369.4	179.4	194.3

Policyholders’ Benefits and Incurred Losses and LAE	169.3	181.9	86.3	88.0
Insurance Expenses	117.6	120.3	61.6	61.0

Operating Profit	73.4	67.2	31.5	45.3
Income Tax Expense	(25.9)	(23.7)	(11.3)	(15.9)

Net Income	$47.5	$43.5	$20.2	$29.4

Insurance Reserves

(Dollars in Millions)	June 30, 2010	Dec. 31, 2009
Insurance Reserves:
Future Policyholder Benefits	$2,970.6	$2,947.3
Incurred Losses and LAE:
Life	38.9	41.6
Accident and Health	5.1	5.5
Property	19.0	19.0

Total Incurred Losses and LAE	63.0	66.1

Insurance Reserves	$3,033.6	$3,013.4

Earned Premiums in the Career Agency segment decreased by $7.3 million and $1.1 million for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009. Earned premiums on property insurance decreased by $5.9 million and $0.9 million for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009, due primarily to lower volume resulting from a strategy to reduce the segment’s catastrophe exposure through the non-renewal of dwelling coverage in certain coastal areas and the continued run-off of dwelling coverage in all other markets, slightly offset by lower catastrophe reinsurance premiums and higher average premium rates on dwelling coverage in Texas. Earned premiums on life insurance decreased by $1.5 million and $0.4 million for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009, due to lower volume, partially offset by higher average premium rates. Earned premiums on accident and health insurance increased by $0.1 million and $0.2 million for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009, due to higher average premium rates, partially offset by lower volume.

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

Career Agency (continued)

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

Net Investment Income in the Career Agency segment decreased by $1.7 million and $13.8 million for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009, due primarily to lower net investment income from Equity Method Limited Liability Investments, partially offset by higher net investment income from investments in fixed maturities. The Career Agency segment reported net investment income of $5.0 million and $1.7 million from Equity Method Limited Liability Investments for the six and three months ended June 30, 2010, respectively, compared to net investment income of $9.2 million and $16.0 million, respectively, for the same periods in 2009.

Operating Profit in the Career Agency segment increased by $6.2 million for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to lower losses and LAE on property insurance and lower mortality experience on life insurance, partially offset by the impact of lower volume of insurance in force and the lower net investment income. Losses and LAE, net of reinsurance, on property insurance decreased by $9.4 million for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to lower adverse loss reserve development and lower catastrophe losses and LAE (excluding development). Adverse loss reserve development on property insurance was $2.5 million (including adverse development of $2.1 million on catastrophes) for the six months ended June 30, 2010, compared to adverse development of $6.7 million (including adverse development of $3.8 million on catastrophes) for the same period in 2009. Catastrophe losses and LAE, net of reinsurance (excluding development), were $2.2 million for the six months ended June 30, 2010, compared to $5.7 million for the same period in 2009. The Career Agency segment has a number of pending legal matters related to catastrophes and storms and could continue to report either favorable or unfavorable catastrophe reserve development in future periods depending on the resolution of these matters. See Note 18, “Contingencies,” to the Condensed Consolidated Financial Statements. Insurance Expenses in the Career Agency segment decreased by $2.7 million for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to lower career agent compensation expense and lower home office expense.

Operating Profit in the Career Agency segment decreased by $13.8 million for the three months ended June 30, 2010, compared to the same period in 2009, due primarily to the lower net investment income, the impact of lower volume of insurance in force and higher losses and LAE on property insurance, partially offset by improved mortality experience on life insurance. Losses and LAE, net of reinsurance, on property insurance increased by $0.6 million for the three months ended June 30, 2010, compared to the same period in 2009, due primarily to the adverse impact of loss reserve development, partially offset by lower catastrophe losses and LAE (excluding development). Adverse loss reserve development on property insurance was $2.8 million (including adverse development of $2.8 million on catastrophes) for the three months ended June 30, 2010, compared to favorable development of $0.7 million (including favorable development of $0.7 million on catastrophes) for the same periods in 2009. Catastrophe losses and LAE, net of reinsurance (excluding development), were $2.1 million for the three months ended June 30, 2010, compared to $4.1 million for the same period in 2009.

Net Income in the Career Agency segment was $47.5 million and $20.2 million for the six and three months ended June 30, 2010, respectively, compared to $43.5 million and $29.4 million, respectively, for the same periods in 2009.

Fireside Bank

Selected financial information for the Fireside Bank segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest, Loan Fees and Earned Discounts	$56.5	$98.2	$26.3	$46.4
Other Automobile Finance Revenues	0.8	2.1	0.4	1.0

Total Automobile Finance Revenues	57.3	100.3	26.7	47.4
Net Investment Income	1.0	1.7	0.5	0.8

Total Revenues	58.3	102.0	27.2	48.2

Provision for Loan Losses	2.9	35.7	—	15.7
Interest Expense on Certificates of Deposits	15.3	24.5	7.4	11.9
Incentives to Close Deposit Accounts Early	1.5	0.1	1.2	0.1
General and Administrative Expenses	29.2	46.6	14.0	20.2

Operating Profit (Loss)	9.4	(4.9)	4.6	0.3
Income Tax Expense	(3.7)	(4.8)	(1.9)	(0.1)

Net Income (Loss)	$5.7	$(9.7)	$2.7	$0.2

Automobile Loan Originations	$—	$77.0	$—	$1.9

Automobile Loan Receivables

(Dollars in Millions)	June 30, 2010	Dec. 31, 2009
Sales Contracts and Loans Receivable	$548.7	$749.5
Unearned Discounts and Deferred Fees	(3.0)	(5.4)

Net Automobile Loan Receivables Outstanding	545.7	744.1
Reserve for Loan Losses	(74.8)	(83.3)

Automobile Loan Receivables	$470.9	$660.8

Automobile Loan Receivables

	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding
(Dollars in Millions)	June 30, 2010		December 31, 2009
Current Loan Balances	$346.0	63.4%	$444.4	59.7%
Delinquent Loan Balances:
Less than 30 Days Delinquent	165.0	30.2%	223.6	30.0%
30 Days to 59 Days Delinquent	26.6	4.9%	57.9	7.8%
60 Days to 89 Days Delinquent	6.2	1.1%	14.1	1.9%
Delinquent 90 Days or Greater	1.9	0.4%	4.1	0.6%

Net Automobile Loan Receivables Outstanding	545.7	100.0%	744.1	100.0%

Reserve for Loan Losses	(74.8)	13.7%	(83.3)	11.2%

Automobile Loan Receivables	$470.9		$660.8

Fireside Bank (continued)

Reserve for Loan Losses

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Reserve for Loan Losses - Beginning of Period	$83.3	$120.1	$74.7	$113.6
Provision for Loan Losses	2.9	35.7	—	15.7
Net Recovery (Charge-off):
Automobile Loan Receivables Charged Off	(31.5)	(66.9)	(9.1)	(30.6)
Automobile Loan Receivables Recovered	20.1	19.4	9.2	9.6

Net Recovery (Charge-off)	(11.4)	(47.5)	0.1	(21.0)

Reserve for Loan Losses - End of Period	$74.8	$108.3	$74.8	$108.3

Certificates of Deposits

(Dollars in Millions)	June 30, 2010	Dec. 31, 2009
Due in One Year or Less	$220.1	$245.4
Due after One Year to Two Years	231.5	228.5
Due after Two Years to Three Years	60.6	202.8
Due after Three Years to Four Years	0.5	5.5
Due after Four Years to Five Years	—	0.2

Total Certificates of Deposits at Cost	$512.7	$682.4

Weighted-average Yield on Certificates of Deposits	5.2%	5.0%

Capital

(Dollars in Millions)	June 30, 2010	Dec. 31, 2009
Capital	$239.8	$233.4

Ratio of Tier 1 Capital to Total Average Assets	26.4%	21.3%

As more fully discussed in the 2009 Annual Report, near the end of the first quarter of 2009 Fireside Bank began a plan to exit the automobile finance business and wind down its operations in an orderly fashion over the next several years. The exit plan continues to favorably exceed the Company’s original expectations. Net Automobile Loan Receivables Outstanding has declined steadily to $545.7 million at June 30, 2010 from $1,125.2 million at March 31, 2009, while Certificates of Deposits has declined to $512.7 million at June 30, 2010 from $1,054.4 million at March 31, 2009. Fireside Bank’s cash and investments totaled $260.6 million, or 50.8% of Certificates of Deposits, at June 30, 2010, compared to $204.7 million, or 19.4% of Certificates of Deposits, at March 31, 2009. The Company expects that the amount of Automobile Loan Receivables and the amount of Certificates of Deposits outstanding will decline significantly during the second half of 2010 and that the Fireside Bank segment will report positive bottom line results. Fireside Bank’s ratio of Tier 1 capital to total average assets increased from 15.6% at March 31, 2009 to 26.4% at June 30, 2010. The Company expects that Fireside Bank’s ratio of Tier 1 capital to total average assets will continue to remain well above regulatory requirements throughout 2010.

Fireside Bank (continued)

Interest, Loan Fees and Earned Discounts in the Fireside Bank segment decreased by $41.7 million and $20.1 million for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009, due primarily to lower levels of Sales Contracts and Loans Receivable resulting from the cessation of lending activities in connection with the exit plan. Sales Contracts and Loans Receivable was $548.7 million at June 30, 2010, compared to $1,004.6 million at June 30, 2009. Fireside Bank has no loans outstanding that are secured by real estate. Fireside Bank has not sold or securitized any portion of its loan portfolio.

The Fireside Bank segment reported Operating Profit of $9.4 million for the six months ended June 30, 2010, compared to an Operating Loss of $4.9 million for the same period in 2009. The Fireside Bank segment reported Operating Profit of $4.6 million for the three months ended June 30, 2010, compared to Operating Profit of $0.3 million for the same period in 2009. Operating results improved due primarily to lower Provision for Loan Losses, lower Interest Expense on Certificates of Deposits and lower General and Administrative Expenses, partially offset by lower Interest Income, Loan Fees and Earned Discounts and higher Incentives to Close Deposit Accounts Early.

The Provision for Loan Losses decreased by $32.8 million and $15.7 million for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009, due primarily to the cessation of all lending activities in connection with the exit plan and, to a lesser extent, the impact of lower additions to the Reserve for Loan Losses, due, in part, to a lower rate of Net Charge-Off than previously anticipated for automobile loans originated in prior years. The Reserve for Loan Losses is maintained at a level that considers such factors as actual and expected loss experience, regulatory requirements and economic conditions to provide for estimated loan losses. Any change in these factors will result in either an addition to, or reduction in, the Provision for Loan Losses in future periods. Net Charge-off decreased by $36.1 million and $21.1 million for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009, due to the lower level of Net Automobile Loan Receivables Outstanding and improved collection results. The improved collection results were partially the result of Fireside Bank maintaining a higher ratio of collectors to the number of delinquent customer accounts than in prior periods. Approximately 65% of Net Automobile Loan Receivables are concentrated in the state of California, where the unemployment rate has been higher than the national average over the last several years.

Fireside Bank’s loan portfolio delinquency typically follows a seasonal pattern in which quarter-end delinquency is at its highest point at the end of the year, at its lowest point at the end of the first quarter, and then trends higher at the end of the second and third quarters. Loan portfolio delinquency measured as a percentage of loans outstanding appears to be following a similar pattern in 2010. At the same time, Fireside Bank also expects that while delinquent accounts measured in dollars will continue to decline as the loan portfolio declines, delinquency as a percentage of loans outstanding may increase compared to the same periods in prior years. Fireside Bank has historically had many customers who have fallen behind one or two loan payments, but have continued to make regular monthly payments. Fireside Bank expects that the number of these delinquent, but regularly paying, customers will decline at a slower pace than the overall loan portfolio and, accordingly, will comprise a greater percentage of the loan portfolio over time.

The Reserve for Loan Losses as a percentage of Net Automobile Loan Receivables was 13.7% at June 30, 2010, compared to 11.2% at December 31, 2009. The Reserve for Loan Losses was $74.8 million at June 30, 2010, while Delinquent Loan Balances 30 Days or greater totaled $34.7 million. The Reserve for Loan Losses was $83.3 million at December 31, 2009, while Delinquent Loan Balances 30 Days or greater totaled $76.1 million.

Interest Expense on Certificates of Deposits decreased by $9.2 million and $4.5 million for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009, due primarily to lower levels of deposits. Fireside Bank is making interest payments and redemptions on outstanding certificates of deposits in the ordinary course of business. In connection with the exit plan, Fireside Bank no longer permits depositors to renew existing Certificates of Deposits when they mature and is not opening new certificate of deposit accounts.

Fireside Bank has offered incentives to certain depositors to redeem their certificates of deposits earlier than their scheduled maturity. Fireside Bank redeemed $37.6 million and $27.2 million of certificates of deposits for the six and three months ended June 30, 2010, respectively, and paid incentives of $1.5 million and $1.2 million, respectively, in connection with such offers. Fireside Bank paid incentives of $0.1 million for both the six and three months ended June 30, 2009 in connection with such offers.

Fireside Bank (continued)

General and Administrative Expenses decreased by $17.4 million and $6.2 million for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009, due primarily to the cessation of all lending activities and the closure of Fireside Bank’s remaining branches in 2009. Fireside Bank incurred $1.8 million and $0.7 million of pre-tax restructuring charges for the six and three months ended June 30, 2010, respectively, related to its plan to exit the automobile finance business. Fireside Bank incurred $8.8 million and $3.4 million of pre-tax restructuring charges for the six and three months ended June 30, 2009, respectively, related to its plan to exit the automobile finance business.

The Fireside Bank segment reported Net Income of $5.7 million for the six months ended June 30, 2010, compared to a Net Loss of $9.7 million for the same period in 2009. The Fireside Bank segment reported Net Income of $2.7 million for the three months ended June 30, 2010, compared to $0.2 million for the same period in 2009. Income tax expense for the six and three months ended June 30, 2010 included tax benefits of $0.3 million and $0.1 million for decreases in the valuation allowance for deferred state income taxes, net of federal taxes. Income tax expense for the six months ended June 30, 2009 included tax expense of $6.8 million for an increase in the valuation allowance for deferred state income taxes, net of federal benefit, due to the decision to exit the automobile finance business. The Fireside Bank segment’s effective tax rate differs from the Federal statutory tax rate due primarily to state income taxes.

Investment Results

Investment Income

Net Investment Income for the six and three months ended June 30, 2010 and 2009 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Investment Income:
Interest and Dividends on Fixed Maturities	$121.8	$118.8	$60.1	$60.6
Dividends on Equity Securities	7.1	6.3	2.8	3.1
Short-term Investments	0.2	0.7	0.1	0.3
Loans to Policyholders	8.1	7.5	4.0	3.8
Real Estate	13.5	14.2	6.9	7.2
Equity Method Limited Liability Investments	22.8	4.5	13.4	24.8
Other	—	0.2	—	0.1

Total Investment Income	173.5	152.2	87.3	99.9
Investment Expenses:
Real Estate	13.0	13.5	6.5	6.9
Other Investment Expenses	0.5	0.1	0.3	0.1

Total Investment Expenses	13.5	13.6	6.8	7.0

Net Investment Income	$160.0	$138.6	$80.5	$92.9

Net Investment Income was $160.0 million and $138.6 million for the six months ended June 30, 2010 and 2009, respectively. Net Investment Income increased by $21.4 million for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to higher net investment income from Equity Method Limited Liability Investments and higher interest and dividends on fixed maturities. The Company reported net investment income of $22.8 million from Equity Method Limited Liability Investments for the six months ended June 30, 2010, compared to net investment income of $4.5 million for the same period in 2009. Investment income from Equity Method Limited Liability Investments increased in 2010, compared to 2009, due primarily to increased investment returns. Interest and dividends on fixed maturities increased by $3.0 million for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to a higher level of fixed maturities due, in part, to the Company reinvesting a portion of its short-term investments in fixed maturities.

Net Investment Income was $80.5 million and $92.9 million for the three months ended June 30, 2010 and 2009, respectively. Net Investment Income decreased by $12.4 million for the three months ended June 30, 2010, compared to the same period in 2009, due primarily to lower net investment income from Equity Method Limited Liability Investments. The Company reported net investment income of $13.4 million from Equity Method Limited Liability Investments for the three months ended June 30, 2010, compared to $24.8 million for the same period in 2009. Investment income from Equity Method Limited Liability Investments decreased in 2010, compared to 2009, due primarily to decreased investment returns.

Investment Results (continued)

Total Comprehensive Investment Gains

Total Comprehensive Investment Gains are comprised of Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings that are reported in the Condensed Consolidated Statements of Income and unrealized investment gains and losses that are not reported in the Condensed Consolidated Statements of Income, but rather are reported in a consolidated statement of comprehensive income. The components of Total Comprehensive Investment Gains for the six and three months ended June 30, 2010 and 2009 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Fixed Maturities:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	$4.8	$3.4	$2.3	$3.0
Losses on Sales	—	(0.1)	—	(0.1)
Net Impairment Losses Recognized in Earnings	(7.8)	(26.6)	(4.6)	(5.0)

Total Recognized in Condensed Consolidated Statements of Income	(3.0)	(23.3)	(2.3)	(2.1)
Recognized in Other Comprehensive Gains	162.2	61.3	130.2	105.3

Total Comprehensive Investment Gains on Fixed Maturities	159.2	38.0	127.9	103.2

Equity Securities:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	2.0	1.5	0.3	1.0
Net Impairment Losses Recognized in Earnings	(0.3)	(8.0)	(0.3)	(4.6)

Total Recognized in Condensed Consolidated Statements of Income	1.7	(6.5)	—	(3.6)
Recognized in Other Comprehensive Gains (Losses)	3.6	24.0	(6.9)	48.4

Total Comprehensive Investment Gains (Losses) on Equity Securities	5.3	17.5	(6.9)	44.8

Investee:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	0.8	—	0.8	—

Total Comprehensive Investment Gains on Investee	0.8	—	0.8	—
Other Investments:
Recognized in Condensed Consolidated Statements of Income:
Losses on Sales	(0.1)	—	(0.1)	—
Trading Securities Net Gains (Losses)	(0.1)	0.4	(0.4)	0.5

Total Recognized in Condensed Consolidated Statements of Income	(0.2)	0.4	(0.5)	0.5

Total Comprehensive Investment Gains	$165.1	$55.9	$121.3	$148.5

Recognized in Condensed Consolidated Statements of Income	$(0.7)	$(29.4)	$(2.0)	$(5.2)
Recognized in Other Comprehensive Income	165.8	85.3	123.3	153.7

Total Comprehensive Investment Gains	$165.1	$55.9	$121.3	$148.5

Total Investment Gains Recognized in Other Comprehensive Income for the six months ended June 30, 2010 include unrealized gains of $165.8 million before tax. There were no gains or losses from foreign currency translation adjustments on investments included in Total Investment Gains Recognized in Other Comprehensive Income for the six months ended June 30, 2010. Total Investment Gains Recognized in Other Comprehensive Income for the six months ended June 30, 2009 include unrealized gains of $83.8 million before tax and gains from foreign currency translation adjustments on investments of $1.5 million before tax.

Total Investment Gains Recognized in Other Comprehensive Income for the three months ended June 30, 2010 include unrealized gains of $122.5 million before tax and gains from foreign currency translation adjustments on investments of $0.8 million before tax. Total Investment Gains Recognized in Other Comprehensive Income for the three months ended June 30, 2009 include unrealized gains of $152.7 million before tax and gains from foreign currency translation adjustments on investments of $1.0 million before tax.

Investment Results (continued)

Other-than-Temporary Impairment

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Income in the period that the declines are determined to be other-than-temporary. Net Impairment Losses recognized in the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2010 include OTTI losses of $8.1 million and $4.9 million, respectively, from other-than-temporary declines in the fair values of investments. OTTI losses recognized in the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2010 included pre-tax losses of $5.2 million and $2.1 million, respectively, due to the deterioration of the business prospects of a single issuer in the waste management business. OTTI losses recognized in the Condensed Consolidated Statements of Income for both the six and three months ended June 30, 2010 included pre-tax foreign currency losses of $2.1 million.

Net Impairment Losses recognized in the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2009 include OTTI losses of $34.6 million and $9.6 million, respectively, from other-than-temporary declines in the fair values of investments. OTTI losses recognized in the Condensed Consolidated Statements of Income for the six months ended June 30, 2009 included a pre-tax loss of $16.1 million due to the continued deterioration of the business prospects of a single issuer in the manufacturing business.

Investment Quality and Concentrations

The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At June 30, 2010, 95.0% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poors (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Services (“Moody’s”); or a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. The Company has not made significant investments in securities that are directly or indirectly related to sub-prime mortgage loans including, but not limited to, collateralized debt obligations and structured investment vehicles.

The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at June 30, 2010 and December 31, 2009:

		June 30, 2010		December 31, 2009
NAIC Rating	S & P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,748.5	80.5%	$3,678.4	80.6%
2	BBB	672.3	14.5%	650.3	14.3%
3	BB	117.6	2.5%	110.4	2.4%
4	B	24.0	0.5%	27.1	0.6%
5	CCC	76.8	1.7%	74.1	1.6%
6	In or Near Default	15.4	0.3%	21.1	0.5%

Total Investments in Fixed Maturities		$4,654.6	100.0%	$4,561.4	100.0%

Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $10.3 million and $14.9 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, the Company had $1,847.1 million of investments in municipal bonds, of which $532.5 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment credit-risk strategy is to focus on the underlying credit rating of the issuer and not to rely on the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the average underlying rating of the Company’s entire municipal bond portfolio is AA, the majority of which are direct obligations of states.

Investment Quality and Concentrations (continued)

The following table summarizes the credit enhanced ratings and underlying ratings of the Company’s investments in obligations of states, municipalities and political subdivisions, which are included in the preceding table of the credit quality of the Company’s fixed maturity investment portfolio at June 30, 2010:

	Credit Enhanced Rating		Underlying Rating
S & P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
AAA	$419.0	22.7%	$407.1	22.0%
AA	1,330.7	72.0%	1,342.0	72.7%
A	85.5	4.6%	82.2	4.4%
BBB	10.2	0.6%	14.1	0.8%
Below Investment Grade	1.7	0.1%	1.7	0.1%

Total Investments in States, Municipalities and Political Subdivisions	$1,847.1	100.0%	$1,847.1	100.0%

The following table summarizes the fair value of the Company’s Investments in Fixed Maturities by industry at June 30, 2010 and December 31, 2009:

(Dollars in Millions)	June 30, 2010	Dec. 31, 2009
States, Municipalities and Political Subdivisions	$1,847.1	$1,745.3
Manufacturing	993.9	928.8
U.S. Government and Government Agencies and Authorities	640.4	720.9
Finance, Insurance and Real Estate	616.1	608.8
Transportation, Communication and Utilities	232.0	236.2
Services	183.1	181.9
Mining	57.6	58.4
Wholesale Trade	37.8	33.3
Retail Trade	32.3	32.3
Agriculture, Forestry and Fishing	13.7	14.9
Other	0.6	0.6

Total Investments in Fixed Maturities	$4,654.6	$4,561.4

Fifty-seven companies comprised over 75% of the Company’s fixed maturity exposure to the Manufacturing industry at June 30, 2010, with the largest single exposure, Caterpillar, Inc., comprising 2.7%, or $26.8 million, of the Company’s fixed maturity exposure to such industry. Twenty-six companies comprised over 75% of the Company’s exposure to the Finance, Insurance and Real Estate industry at June 30, 2010, with the largest single exposure, Special Value Opportunity Fund (“SVOF”) auction rate preferred stocks, comprising 10.6%, or $65.2 million, of the Company’s exposure to such industry. SVOF has issued redemption notices indicating that the auction rate preferred stocks will be redeemed in the third quarter of 2010.

Investment Quality and Concentrations (continued)

The following table summarizes the fair value of the Company’s ten largest investment exposures at June 30, 2010:

(Dollars in Millions)
U.S. Treasury Bonds, Notes and Bills:
Fixed Maturities	$287.3
Short Term	110.8

Total U.S. Treasuries	398.1

Tennebaum Capital Partners Sponsored Entities:
Fixed Maturities	65.2
Equity Method Limited Liability Investments	193.5

Total Tennebaum Capital Partners Sponsored Entities	258.7

Government National Mortgage Association:
Fixed Maturities	218.0
Intermec:
Investment in Investee	127.1
Fannie Mae:
Fixed Maturities	99.4
State of Louisiana and Political Subdivisions Thereof:
Fixed Maturities	87.9
Goldman Sachs and its Sponsored Entities:
Fixed Maturities	9.4
Equity Securities - Other Equity Interests	20.2
Mutual Funds	0.3
Equity Method Limited Liability Investments	58.0

Total Goldman Sachs and its Sponsored Entities	87.9

State of Pennsylvania and Political Subdivisions Thereof:
Fixed Maturities	82.6
State of Hawaii and Political Subdivisions Thereof:
Fixed Maturities	78.2
State of Georgia and Political Subdivisions Thereof:
Fixed Maturities	76.0

Total	$1,513.9

At June 30, 2010, the Company’s fixed maturity investments in U.S. Treasury securities consisted of various maturities principally ranging from less than one year to 21 years with an effective duration of approximately four years. The Company’s short-term investments in U.S. Treasury securities consisted of $45.6 million of U.S. Treasury Bills with maturities, typically, of less than one week and $65.2 million of U.S. Treasury Bonds and Notes with a maturity of less than one year at the date of purchase. In addition to these investments, the Company had $174.9 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government and $47.2 million invested in money market funds which primarily invest in U.S. Treasury securities. At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed. The Company does not have any investments in sovereign debt securities issued by foreign governments.

Investment Quality and Concentrations (continued)

The Company has exposure to the residential mortgage industry primarily by virtue of its investments in Government National Mortgage Association (“Ginnie Mae”), Fannie Mae, Federal Home Loan Banks (“FHLB”), U.S. Department of Housing and Urban Development (“HUD”) and Freddie Mac. The fair value of the Company’s investments in fixed maturities issued by Ginnie Mae, Fannie Mae, HUD, FHLB, and Freddie Mac were $218.0 million, $99.4 million, $11.7 million, $8.0 million and $2.9 million, respectively, at June 30, 2010. In July 2010, Fannie Mae repaid $58.0 million of fixed maturities held by the Company in connection with a call of the securities. Fannie Mae, FHLB and Freddie Mac are each U.S. government-sponsored and federally-chartered entities, which were privately capitalized, whereas HUD and Ginnie Mae are U.S. government-owned corporations. Securities issued by HUD and Ginnie Mae are backed by the full faith and credit of the U.S. government. On September 7, 2008, Fannie Mae and Freddie Mac were placed in conservatorship. Approximately 62% of the Company’s investments in the fixed maturities of Fannie Mae, FHLB and Freddie Mac are in general obligations issued by Fannie Mae, FHLB and Freddie Mac, with the balance invested in various mortgage-backed securities (“MBS”). While each general obligation is fixed in its maturity, 84% of the Company’s investments in these general obligations are callable by the issuer prior to their maturity. In contrast, principal payments of MBS vary with the underlying mortgages associated with them. The Company has no exposures to interest-only or principal-only investment strips. The Company’s investments in Ginnie Mae securities consist of various mortgage pools and pass-through certificates. Ginnie Mae guarantees the payment of principal and interest on these securities, which vary with the underlying mortgages. In addition to the Company’s investments in Fannie Mae, Ginnie Mae, FHLB, HUD and Freddie Mac securities, the Company had investments in other U.S. government sponsored or owned corporations totaling $13.1 million at June 30, 2010. At June 30, 2010, the Company also owned $1.8 million of MBS issued by private companies, $1.6 million of which the underlying collateral may be considered sub-prime.

The Company had $360.1 million invested in various limited liability investment companies and limited partnerships at June 30, 2010, of which $51.5 million was included in the Company’s Investments in Equity Securities and $308.6 million was included in Other Investments. As limited liability investment companies and limited partnerships, these entities are required to follow certain specialized industry accounting which requires that unrealized gains and losses be reported in their statements of income. The Company is required to account for some of its investments in these entities, namely those entities in which the Company’s interest is not deemed minor, under the equity method of accounting. This specialized accounting requiring income or loss recognition, as the case may be, of unrealized gains and losses, along with the Company’s requirement to account for some of these investments under the equity method of accounting, adds a degree of volatility to the Company’s net investment income. The Company had ownership interests totaling $193.5 million in such entities sponsored by Tennenbaum Capital Partners, LLC (“TCP”) reported as Equity Method Limited Liability Investments and included in Other Investments at June 30, 2010. The Company’s Investments in Fixed Maturities included an investment of $65.2 million in two redeemable, auction rate preferred stocks issued by one of the TCP-sponsored entities, SVOF, at June 30, 2010. SVOF has issued redemption notices indicating that the two redeemable, auction rate preferred stocks will be redeemed in the third quarter of 2010. The Company owns no other auction rate preferred stocks. TCP is a private investment firm that specializes in investing in companies undergoing change due to industry trends, economic cycles or specific company circumstances. As such, the TCP-sponsored entities in which the Company invests employ a long-term investment strategy focused on opportunities investments that may include holdings in illiquid securities such as distressed debt or leveraged loans. See MD&A, “Distressed and Mezzanine Debt and Secondary Transactions Investments.” From time to time, the Company may also invest directly in some of the companies in which the TCP-sponsored entities invest. The fair value of the Company’s direct investments in such companies was $27.9 million at June 30, 2010. The Company has no commitments to make future investments in TCP-sponsored entities at June 30, 2010. Goldman Sachs Group, Inc. (“Goldman Sachs”), a bank holding company and a leading global investment banking, securities and investment management firm, sponsors certain other limited partnerships in which the Company invests. The Company’s investments in Goldman Sachs-sponsored entities focus on two distinct investment strategies. One strategy focuses on providing liquidity or partnering solutions for investors in existing private equity assets and providing capital or partnering solutions for portfolio managers, commonly referred to as secondary transactions. The other strategy focuses on investments in mezzanine securities, which principally include fixed income securities, such as debt and preferred stock, and may also include an equity component, such as warrants, options or common stock. Equity Securities and Other Investments include $20.2 million and $58.0 million, respectively, related to the Company’s investments in Goldman Sachs-sponsored entities at June 30, 2010. The Company is also committed to making future contributions of $56.5 million to Goldman Sachs-sponsored entities to fund future investments.

Investment Quality and Concentrations (continued)

The Company has significant exposure to changes in the fair value of one public company, Intermec, by virtue of its investments in its common stock. Intermec has described itself as a leader in global supply chain solutions and in the design, development, manufacture and integration of wired and wireless automated data collection, mobile computing systems, bar code printers, label media and RFID (radio frequency identification). Intermec’s products and services are used by customers in many industries to improve productivity, quality and responsiveness of business operations, from supply chain management and enterprise resource planning to field sales and service. Intermec’s products and services are sold globally to a diverse set of customers in markets such as manufacturing, warehousing, direct store delivery, retail, consumer goods, field services, government, security, healthcare, transportation and logistics. Based on shares outstanding reported in Intermec’s Form 10-Q for the period ended March 31, 2010, the Company owned 20.1% of Intermec’s common stock. Accordingly, the Company accounts for its investment in Intermec under the equity method of accounting. The Company reports its investment in Intermec at cost plus accumulated undistributed comprehensive earnings, rather than fair value, in the Condensed Consolidated Balance Sheet. The fair value of the Company’s investment in Intermec exceeded its carrying value by $35.3 million at June 30, 2010. On June 10, 2010, Unitrin’s subsidiary, Trinity, entered into a pre-arranged trading plan with UBS Financial Services Inc. in accordance with SEC Rule 10b5-1 promulgated under the Exchange Act covering the sale over a period of one year of up to 1.5 million shares of Intermec common stock that are owned by Trinity. The Trading Plan was adopted to facilitate the Company’s diversification objectives for its investment portfolio. The Company sold 255,904 shares of Intermec common stock and recognized a gain of $0.8 million for the six and three months ended June 30, 2010. Following the sales, the Company owned 12,401,860 shares of Intermec common stock, or approximately 20% of the outstanding shares of Intermec, with an aggregate fair value of $127.1 million at June 30, 2010. During July 2010, the Company sold an additional 492,500 shares of Intermec common stock, reducing its holdings of Intermec common stock to 11,909,360 shares.

The Company’s Investments in Fixed Maturities included investments in the obligations of 47 states, and municipalities and political subdivisions thereof, with a fair value of $1,847.1 million at June 30, 2010, of which $1,550.3 million are callable prior to their maturity at or above par. Some of the states provide premium tax incentives to insurance companies that invest in their states.

Securities Lending, Credit Default Swaps, Hedging Activities

The Company does not directly participate, as either a lender or borrower of securities, in any securities lending program. The Company does not participate directly in credit default swaps. The Company does not engage directly in hedging activities including, but not limited to, activities involving interest rate swaps, forward foreign currency contracts, commodities contracts, exchange traded and over-the-counter options or warrants. The Company has limited exposure to such programs and activities by virtue of its investments in Highbridge Capital LP (“Highbridge”). The Company’s investment in Highbridge was $2.9 million at June 30, 2010 and consisted solely of restricted assets that are being redeemed over several periods.

Distressed and Mezzanine Debt and Secondary Transactions Investments

The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships, which are reported as Equity Method Limited Liability Investments and included in Other Investments at June 30, 2010 and December 31, 2009 are summarized below:

(Dollars in Millions)	Asset Class	Unfunded Commitment June 30, 2010	Carrying Value		Stated Fund Maturity Date
			June 30, 2010	December 31, 2009

Special Value Opportunity Fund, LLC	Distressed Debt	$—	$82.1	$82.2	7/13/2014
Tennenbaum Opportunities Fund V, LLC	Distressed Debt	—	87.6	85.0	10/10/2016
Goldman Sachs Vintage Fund IV, L.P.	Secondary Transactions	23.7	58.0	39.1	12/31/2016
Special Value Continuation Fund, LLC	Distressed Debt	—	23.8	22.4	6/30/2016
NY Life Investment Management Mezzanine Partners II, LP	Mezzanine Debt	3.1	20.3	18.3	7/31/2016
BNY Mezzanine Partners L.P.	Mezzanine Debt	4.1	12.2	13.8	4/17/2016
Other Funds		8.7	24.6	24.7	2015-2016

Total		$39.6	$308.6	$285.5

The Company had unfunded commitments of $67.8 million at June 30, 2010 related to its investments in limited liability investment companies and limited partnerships that are not accounted for under the equity method of accounting. The Company had a commitment to invest up to $45.0 million at June 30, 2010 in a newly-formed limited partnership in which the general partner, as of June 30, 2010, had not yet required a capital contribution from the Company.

Interest and Other Expenses

Interest and Other Expenses was $33.8 million and $17.4 million for the six and three months ended June 30, 2010, respectively, compared to $33.5 million and $18.3 million for the same periods in 2009. Interest and Other Expenses for the six and three months ended June 30, 2009 includes a charge of $1.5 million to write off goodwill. Excluding the charge to write off goodwill in 2009, Interest and Other Expenses increased by $1.8 million and $0.6 million for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009, due primarily to higher postretirement costs, partially offset by lower interest expense.

Income Taxes

The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions and the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $27.7 million for the six months ended June 30, 2010, compared to $27.6 million for the same period in 2009. Tax-exempt investment income and dividends received deductions were $13.6 million for the three months ended June 30, 2010, compared to $14.3 million for the same period in 2009. State income tax expense, net of federal benefit, was $1.1 million and $0.5 million for the six months and three months ended June 30, 2010, respectively. State income tax expense for the six and three months ended June 30, 2010 included benefits of $0.3 million and $0.1 million, respectively, for decreases in the deferred tax asset valuation allowance related to Fireside Bank. State income tax expense, net of federal benefit, was $7.2 million and $0.6 million for the six months and three months ended June 30, 2009, respectively. State income tax expense for the six months ended June 30, 2009, includes expense of $6.8 million for an increase in the deferred tax asset valuation allowance related to Fireside Bank.

Liquidity and Capital Resources

On October 30, 2009, Unitrin entered into the 2012 Credit Agreement, a new three-year, $245 million, unsecured, revolving credit agreement, expiring October 30, 2012, with a group of financial institutions. The 2012 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2012 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Unitrin’s largest insurance subsidiaries, United and Trinity. Proceeds from advances under the 2012 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness. The 2012 Credit Agreement was undrawn at both June 30, 2010 and December 31, 2009. Management estimates that it could borrow the full amount under the 2012 Credit Agreement and still meet the financial covenants therein.

The lenders participating in the 2012 Credit Agreement, as of June 30, 2010, and their aggregate commitments are presented below:

Lender	Commitment in Millions
Wells Fargo Bank, National Association	$75.0
JPMorgan Chase Bank, N.A.	65.0
Fifth Third Bank, an Ohio Banking Corporation	40.0
The Northern Trust Company	30.0
The Bank of New York Mellon	20.0
U.S. Bank National Association	15.0

Total Commitment	$245.0

Unitrin had $200 million of 4.875% senior notes due November 1, 2010 (the “4.875% Senior Notes”) and $360 million of 6.00% senior notes due May 15, 2017 (the “6.00% Senior Notes) outstanding at June 30, 2010. Both the 4.875% Senior Notes and the 6.00% Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Unitrin’s option at specified redemption prices. Interest expense on the two series of senior notes was $16.0 million in total for each of the six-month periods ended June 30, 2010 and 2009. Interest expense on the two series of senior notes was $8.0 million in total for each of the three-month periods ended June 30, 2010 and 2009.

Various state insurance laws restrict the ability of Unitrin’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Unitrin’s direct insurance subsidiaries paid cash dividends totaling $69.0 million to Unitrin during the first six months of 2010. Unitrin estimates that its direct insurance subsidiaries will pay an additional $70.4 million in dividends to Unitrin during the remainder of 2010. Such dividends will not require prior regulatory approval.

Liquidity and Capital Resources (continued)

Quantitative measures established by bank regulations to ensure capital adequacy require Fireside Bank to maintain minimum amounts of capital. Bank regulations define capital calculations for Tier 1 capital, total risk-weighted assets and total risk-based capital. To be “well-capitalized” a financial institution must have traditionally maintained a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total average assets of 5% or greater. Fireside Bank had a ratio of total capital to total risk-weighted assets of 47.0% at June 30, 2010; a ratio of Tier 1 capital to total risk-weighted assets of 41.0% at June 30, 2010; and a ratio of Tier 1 capital to total average assets of 26.4% at June 30, 2010. Higher levels of capital, while undefined, are generally more prudent for Fireside Bank’s sub-prime automobile loan business than would be required for lower risk businesses. Fireside Bank has agreed with its regulators to maintain a ratio of Tier 1 capital to total average assets of 15% or greater. On March 24, 2009, Unitrin announced that Fireside Bank would be suspending all new lending activity as part of a plan to exit the automobile finance business. The exit plan envisions an orderly wind-down of Fireside Bank’s operations over the next several years. Fireside Bank continues to collect outstanding loan balances and make interest payments and redemptions on outstanding certificates of deposits in the ordinary course of business. Fireside Bank also has ceased opening new certificate of deposit accounts and no longer permits depositors to renew existing certificates of deposits when they mature. Fireside Bank expects to return approximately $250 million of capital to Unitrin parent company over the next several years. Fireside Bank has agreed not to pay dividends without the prior approval of the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“CDFI”). Fireside Bank is considering requesting approval to pay a dividend of approximately $50 million during the second half of 2010. The amount of dividend that may be requested is subject to various factors including, but not limited to, Fireside Bank’s ratio of Tier 1 capital to total average assets, liquidity and the continued success of its plan to exit the automobile finance business. The Company cannot give any assurance that any such dividend request will be approved.

Unitrin directly held cash and investments totaling $135.7 million at June 30, 2010, compared to $92.4 million at December 31, 2009. Unitrin believes it has the ability to repay its 4.875% Senior Notes due November 1, 2010 in cash using its existing capital resources. Unitrin paid a quarterly dividend to shareholders of $0.22 per common share in each of the first two quarters of 2010. Dividends paid were $27.5 million for the six months ended June 30, 2010. In addition, Unitrin repurchased 543,600 shares of its common stock at a total cost of $14.0 million during the second quarter of 2010. Unitrin did not repurchase shares of its common stock during the first quarter of 2010 or during 2009. At June 30, 2010, there were 834,854 shares of Unitrin’s outstanding common stock that could be repurchased under the outstanding repurchase authorization of Unitrin’s Board of Directors. Sources available for the repayment of indebtedness, future shareholder dividend payments, the repurchase of common stock and the payment of interest on Unitrin’s two series of senior notes include cash and investments directly held by Unitrin, receipt of dividends from Unitrin’s subsidiaries and borrowings under the 2012 Credit Agreement.

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

Liquidity and Capital Resources (continued)

Net Cash Provided by Operating Activities decreased by $36.9 million for the six months ended June 30, 2010, compared to the same period in 2009.

Net Cash Used by Financing Activities decreased by $29.8 million for the six months ended June 30, 2010, compared to the same period in 2009. The Company has funded its Automobile Loan Receivables through the issuance of Certificates of Deposits. Net cash used by Certificates of Deposits withdrawals, net of Certificates of Deposits issued, was $173.6 million for the six months ended June 30, 2010, compared to net cash used of $201.3 million for the same period in 2009. There were no borrowings under the 2012 Credit Agreement during the first six months of 2010, whereas Unitrin borrowed and repaid $220.0 million under its prior revolving credit agreement during the same period in 2009. Unitrin used $27.5 million of cash to pay dividends for the six months ended June 30, 2010, compared to $41.8 million of cash used to pay dividends during the same period in 2009. The amount of cash used to pay dividends decreased in 2010, compared to 2009, due primarily to differences in dividend rates. The quarterly dividend rate was $0.47 per common share in the first quarter of 2009. Beginning with the second quarter of 2009, the quarterly dividend rate was lowered to $0.20 per common share. In the first quarter of 2010, the quarterly dividend rate was increased to $0.22 per common share.

Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Provided by Investing Activities increased by $51.2 million for the six months ended June 30, 2010, compared to the same period in 2009. Purchases of Fixed Maturities exceeded Sales of Fixed Maturities by $14.8 million for the six months ended June 30, 2010. Sales of Fixed Maturities exceeded Purchases of Fixed Maturities by $46.0 million for the six months ended June 30, 2009. Purchases of Equity Securities exceeded Sales of Equity Securities by $29.9 million for the six months ended June 30, 2010. Sales of Equity Securities exceeded Purchases of Equity Securities by $27.0 million for the six months ended June 30, 2009. The Company did not use any cash to originate automobile loans in the first six months of 2010, compared to using $77.0 million of cash to originate automobile loans in the same period in 2009. The repayment of automobile loan receivables provided $189.6 million of cash in the first six months of 2010, compared to $230.7 million of cash provided in the same period in 2009. Net Cash Provided by Investing Activities in 2009 includes $190.0 million of cash used to acquire Direct Response in the first quarter of 2009. Net cash provided by dispositions of short-term investments was $2.3 million for the six months ended June 30, 2010, compared to net cash of $56.0 million provided by dispositions of short-term investments in the same period in 2009.

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

The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, the valuation of pension benefit obligations and the valuation of postretirement benefit obligations other than pensions. The Company’s critical accounting policies with respect to the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, and the valuation of pension benefit obligations are described in the MD&A included in the 2009 Annual Report. There has been no material change, subsequent to December 31, 2009, to the information previously disclosed in the 2009 Annual Report with respect to these critical accounting estimates and the Company’s critical accounting policies. With respect to the Company’s valuation of postretirement benefit obligations other than pensions, the Company currently cannot predict what effect, if any, the Health Care Acts will have on the measurement of such obligation as of December 31, 2010, the next measurement date for such benefit obligation.

Recently Issued Accounting Pronouncements

Changes in accounting standards that are most critical or relevant to the Company are discussed in Note 1, “Basis of Presentation” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q under the headings “Adoption of New Accounting Standards” and “Accounting Standards Not Yet Adopted.” The accounting pronouncements discussed are as follows:

•	SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (a grandfathered standard under ASC);

•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (a grandfathered standard under ASC);

•	ASU 2010-06, Improving Disclosures about Fair Value Measurements;

•	ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements; and

•	ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both June 30, 2010 and December 31, 2009 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Automobile Loan Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both June 30, 2010 and December 31, 2009. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both June 30, 2010 and December 31, 2009. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at June 30, 2010 and December 31, 2009, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.96 and 1.03 at June 30, 2010 and December 31, 2009, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended June 30, 2010 and December 31, 2009, respectively, and weighted on the fair value of such securities at June 30, 2010 and December 31, 2009, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the fair values of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
June 30, 2010
Assets
Investments in Fixed Maturities	$4,654.6	$(320.3)	$—	$(320.3)
Investments in Equity Securities	229.0	(5.4)	(35.1)	(40.5)
Automobile Loan Receivables	476.1	(4.1)	—	(4.1)
Liabilities
Certificates of Deposits	$537.0	$5.7	$—	$5.7
Notes Payable	565.5	21.9	—	21.9

December 31, 2009
Assets
Investments in Fixed Maturities	$4,561.4	$(316.8)	$—	$(316.8)
Investments in Equity Securities	195.4	(5.2)	(26.7)	(31.9)
Automobile Loan Receivables	666.2	(6.1)	—	(6.1)
Liabilities
Certificates of Deposits	$717.9	$10.5	$—	$10.5
Notes Payable	534.2	21.9	—	21.9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

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

The Company’s management, with the participation of Unitrin’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, Unitrin’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Unitrin in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and accumulated and communicated to the Company’s management, including Unitrin’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition, as well as those discussed under Item 1A., Risk Factors, in the 2009 Annual Report on Form 10-K, as updated by Item 1A., Risk Factors, to Part II – Other Information of this Quarterly Report on Form 10-Q and Unitrin’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

Caution Regarding Forward-Looking Statements (continued)

•

Governmental actions, including, but not limited to, implementation of the provisions of the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act of 2010 and the Dodd-Frank Act, new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions;

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

No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. The Company assumes no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report on Form 10-Q. The reader is advised, however, to consult any further disclosures made by Unitrin on related subjects in its filings with the SEC.

PART II - OTHER INFORMATION

Items not listed here have been omitted because they are inapplicable or the answer is negative.

Item 1.	Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 18, “Contingencies,” to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 1A.	Risk Factors

There were no significant changes in the risk factors included in Item 1A. of Part II of the 2009 Annual Report, as updated by Item 1A. of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, except for a change to the risk factor entitled “Unitrin’s subsidiaries are subject to significant regulation by state insurance departments and by the FDIC and state bank regulators,” which is amended and restated in its entirety as follows:

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

These federal and state laws and regulations, and their interpretation by the various regulatory agencies and courts, are undergoing continual revision and expansion. The regulatory structures in the financial services industry have come under intense scrutiny as a result of the turmoil experienced by the financial markets. While it is not possible to predict how new legislation or regulations or new interpretations of existing laws and regulations may impact the operations of Unitrin’s subsidiaries, two recent developments have the potential to significantly impact such operations.

In July 2010, the Dodd-Frank Act (the “DFA”) was enacted into law. The DFA effects a profound increase in the regulation of the financial services industry. Among other things, the DFA forms within the Treasury Department a Federal Insurance Office that is charged with monitoring all aspects of the insurance industry, gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. A report on this study is required to be delivered to Congress within 18 months after enactment of the DFA and could be influential in reshaping the current state-based insurance regulatory system and/or introducing a direct federal role in such regulation. The DFA also requires the Government Accountability Office to study whether companies like Unitrin, that own industrial banks such as Fireside Bank, should continue to be exempt from registration as bank holding companies under Federal law. The report on this study, which likewise must be delivered to Congress within 18 months of enactment of the DFA, could result in legislation that would end the exemption. If this were to happen, Unitrin could be required to register as a bank holding company if Fireside Bank has not terminated its industrial bank license and related FDIC insurance coverage in accordance with its exit plan by the effective date of such legislation.

Item 1A.	Risk Factors (continued)

In addition, a working group of the NAIC– an association of state insurance regulators – has proposed extensive modifications to the NAIC’s model insurance holding company system regulatory act. If approved by the NAIC and subsequently enacted into law by the various states, the proposed modifications would, among other things, substantially expand the oversight and examination powers of state insurance regulators not only with respect to licensed insurance companies, but also with respect to their presently unregulated non-insurance affiliates and impose new reporting requirements on the ultimate controlling persons of such insurance companies.

These new developments (including regulations that are required to be promulgated under the DFA), as well as significant changes in, or new interpretations of, existing laws and regulations could make it more expensive for Unitrin’s subsidiaries to conduct their businesses and could materially affect the profitability of their operations and the Company’s financial results. See the discussion in the risk factor entitled “Reserve National’s business model is vulnerable to American health care reform” in Item 1A. of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 regarding the potential effect of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 on Reserve National’s business model. For a more detailed discussion of the regulations applicable to Unitrin’s subsidiaries, and the consent order applicable to Fireside Bank, see “Insurance Regulation” and “Fireside Bank Regulation” under “Regulation” in Item 1, beginning on page 16 of the 2009 Annual Report.

Item 2.	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2010	—	N/A	—	1,378,454
May 1 - May 31, 2010	233,700	$25.44	233,700	1,144,754
June 1 - June 30, 2010	309,900	$25.80	309,900	834,854

(1)	Unitrin’s stock repurchase program was first announced on August 8, 1990. The repurchase program was subsequently expanded several times, most recently in November 2006, when the Board of Directors expanded Unitrin’s authority to repurchase Unitrin’s common stock by an aggregate number of 6,000,000 shares (in addition to approximately 750,000 shares remaining under its prior authorization). The repurchase program does not have an expiration date.

This table does not include shares withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under the Company’s stock option plans or shares withheld to satisfy tax withholding obligations on the vesting of awards under the Company’s restricted stock plan. During the quarter ended June 30, 2010, 4,124 shares were withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under Unitrin’s three stock option plans. During the quarter ended June 30, 2010, no shares were withheld to satisfy tax withholding obligations on the vesting of awards under Unitrin’s restricted stock plan.

Item 6.	Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s 2007 Annual Report on Form 10-K filed February 4, 2008.)

3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 12, 2008.)

4.1	Rights Agreement between Unitrin, Inc. and Computershare Trust Company, N.A. as successor Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, dated as of August 4, 2004 and amended May 4, 2006 and October 9, 2006. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2009.)

4.2	Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.3	Officer’s Certificate, including form of Senior Note with respect to the Company’s 6.00% Senior Notes due May 15, 2017 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2008.)

10.1	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.2	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated effective February 1, 2006 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.3	Unitrin, Inc. 2002 Stock Option Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.4	2005 Restricted Stock and Restricted Stock Unit Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.5	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.6	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.7	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.8	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

Item 6.	Exhibits (continued)

10.9	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.10	Form of Time-Vested Restricted Stock Award Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.11	Form of Performance-Based Restricted Stock Award Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 9, 2009.)

10.12	Unitrin, Inc. Pension Equalization Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.13	Unitrin, Inc. Defined Contribution Supplemental Retirement Plan, effective January 1, 2008 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.14	Unitrin, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.15	Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed December 12, 2008), with the following executive officers:

Donald G. Southwell (Chairman, President and Chief Executive Officer)
Eric J. Draut (Executive Vice President and Chief Financial Officer)
Scott Renwick (Senior Vice President, General Counsel and Secretary)
John M. Boschelli (Vice President and Chief Investment Officer)
Lisa M. King (Vice President – Human Resources)
Edward J. Konar (Vice President)
Christopher L. Moses (Vice President and Treasurer)
Richard Roeske (Vice President and Chief Accounting Officer)
Dennis Sandelski (Vice President – Tax)
Frank J. Sodaro (Vice President – Planning and Analysis)

Each of the foregoing agreements is identical except that the severance compensation multiple is 3.0 for Mr. Southwell and 2.0 for the other executive officers.

10.16	Unitrin, Inc. Severance Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.17	Unitrin, Inc. 2009 Performance Incentive Plan, effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2009.)

10.18	Form of Annual Incentive Award Instrument under the Unitrin, Inc. 2009 Performance Incentive Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed February 10, 2009.)

Item 6.	Exhibits (continued)

10.19	Form of Multi-Year Incentive Award Agreement under the Unitrin, Inc. 2009 Performance Incentive Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed February 10, 2009.)

10.20	Unitrin is a party to individual Indemnification and Expense Advancement Agreements (the form of which is incorporated herein by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed March 27, 2009) with each of its directors.

10.21	Credit Agreement, dated as of October 30, 2009, by and among Unitrin, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender, and JPMorgan Chase Bank, N.A., as syndication agent. (Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly report on Form 10-Q filed November 2, 2009.)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

101.1	XBRL Instance

101.2	XBRL Taxonomy Extension Schema Document

101.3	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	XBRL Taxonomy Extension Definition Linkbase Document

101.5	XBRL Taxonomy Extension Label Linkbase Document

101.6	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unitrin, Inc.

Date: August 2, 2010	/s/ DONALD G. SOUTHWELL
Donald G. Southwell
Chairman, President and Chief Executive Officer

Date: August 2, 2010	/s/ ERIC J. DRAUT
Eric J. Draut
Executive Vice President and Chief Financial Officer

Date: August 2, 2010	/s/ RICHARD ROESKE
Richard Roeske
Vice President and Chief Accounting Officer
(Principal Accounting Officer)