Form 10-Q
period 2010-09-30
UNITRIN INC
filed 2010-11-01
CIK 860748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2010

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

61,450,138 shares of common stock, $0.10 par value, were outstanding as of October 31, 2010.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Nine Months Ended		Three Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Revenues:
Earned Premiums	$1,727.8	$1,855.0	$568.3	$616.2
Automobile Finance Revenues	79.9	142.4	22.6	42.1
Net Investment Income	242.5	234.7	79.9	93.3
Other Income	1.0	2.0	0.4	1.1
Net Realized Gains on Sales of Investments	14.6	17.6	7.2	12.4

Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(13.9)	(49.9)	(3.6)	(14.6)
Portion of Losses Recognized in Other Comprehensive Income	1.2	0.7	(1.0)	0.1

Net Impairment Losses Recognized in Earnings	(12.7)	(49.2)	(4.6)	(14.5)

Total Revenues	2,053.1	2,202.5	673.8	750.6

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,240.1	1,328.3	404.0	435.1
Insurance Expenses	506.8	543.7	168.9	177.0
Automobile Finance Expenses	44.9	111.6	11.3	29.2
Interest Expense on Certificates of Deposits	21.8	34.6	6.5	10.1
Write-off of Goodwill	14.8	1.5	14.8	—
Interest and Other Expenses	49.9	47.5	16.1	15.5

Total Expenses	1,878.3	2,067.2	621.6	666.9

Income from Continuing Operations before Income Taxes and Equity in Net Loss of Investee	174.8	135.3	52.2	83.7
Income Tax Expense	(52.4)	(38.1)	(16.4)	(21.7)

Income from Continuing Operations before Equity in Net Loss of Investee	122.4	97.2	35.8	62.0
Equity in Net Loss of Investee	(0.1)	(1.1)	(0.3)	(1.0)

Income from Continuing Operations	122.3	96.1	35.5	61.0

Discontinued Operations:
Income (Loss) from Discontinued Operations before Income Taxes	(1.0)	3.7	0.3	1.6
Income Tax Benefit (Expense)	0.4	(1.4)	(0.1)	(0.5)

Income (Loss) from Discontinued Operations	(0.6)	2.3	0.2	1.1

Net Income	$121.7	$98.4	$35.7	$62.1

Income from Continuing Operations Per Unrestricted Shares:
Basic	$1.97	$1.54	$0.57	$0.98

Diluted	$1.96	$1.54	$0.57	$0.98

Net Income Per Unrestricted Share:
Basic	$1.96	$1.58	$0.58	$1.00

Diluted	$1.95	$1.58	$0.58	$1.00

Dividends Paid to Shareholders Per Share	$0.66	$0.87	$0.22	$0.20

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2010—$4,290.6; 2009—$4,413.2)	$4,711.4	$4,561.4
Equity Securities at Fair Value (Cost: 2010—$333.1; 2009—$184.4)	415.6	195.4
Investee (Intermec) at Cost Plus Cumulative Undistributed Comprehensive Income (Fair Value: 2009 - $162.8)	—	98.4
Short-term Investments at Cost which Approximates Fair Value	404.4	397.0
Other Investments	806.4	771.6

Total Investments	6,337.8	6,023.8

Cash	149.6	143.7
Automobile Loan Receivables at Cost and Net of Reserve for Loan Losses (Fair Value: 2010 - $401.7; 2009 - $666.2)	397.4	660.8
Other Receivables	630.7	642.0
Deferred Policy Acquisition Costs	528.1	521.1
Goodwill	311.8	331.8
Current and Deferred Income Tax Assets	27.2	107.6
Other Assets	158.3	142.7

Total Assets	$8,540.9	$8,573.5

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,054.0	$3,028.0
Property and Casualty	1,131.4	1,211.3

Total Insurance Reserves	4,185.4	4,239.3

Certificates of Deposits at Cost (Fair Value: 2010 - $428.8; 2009 - $717.9)	409.2	682.4
Unearned Premiums	703.9	724.9
Liabilities for Income Taxes	60.3	11.7
Notes Payable at Amortized Cost (Fair Value: 2010 - $574.5; 2009 - $534.2)	561.9	561.4
Accrued Expenses and Other Liabilities	419.9	436.2

Total Liabilities	6,340.6	6,655.9

Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 61,450,301 Shares Issued and Outstanding at September 30, 2010 and 62,357,016 Shares Issued and Outstanding at December 31, 2009	6.1	6.2
Paid-in Capital	756.0	765.9
Retained Earnings	1,154.6	1,086.7
Accumulated Other Comprehensive Income	283.6	58.8

Total Shareholders’ Equity	2,200.3	1,917.6

Total Liabilities and Shareholders’ Equity	$8,540.9	$8,573.5

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009
Operating Activities:
Net Income	$121.7	$98.4
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(7.0)	(11.4)
Equity in Net Loss of Investee before Taxes	0.2	1.6
Equity in Income of Equity Method Limited Liability Investments	(33.1)	(28.7)
Amortization of Investment Securities and Depreciation of Investment Real Estate	14.1	11.6
Net Realized Gains on Sales of Investments	(14.6)	(17.6)
Net Impairment Losses Recognized in Earnings	12.7	49.2
Provision for Loan Losses	(3.7)	50.1
Depreciation of Property and Equipment	10.0	12.9
Decrease in Other Receivables	12.3	50.6
Decrease in Insurance Reserves	(48.3)	(65.9)
Decrease in Unearned Premiums	(21.1)	(20.6)
Change in Income Taxes	1.9	(29.8)
Increase (Decrease) in Accrued Expenses and Other Liabilities	(23.7)	7.0
Other, Net	38.8	32.7

Net Cash Provided by Operating Activities	60.2	140.1

Investing Activities:
Sales and Maturities of Fixed Maturities	478.3	514.8
Purchases of Fixed Maturities	(371.0)	(578.7)
Sales of Equity Securities	23.8	95.0
Purchases of Equity Securities	(67.0)	(1.6)
Sales of Investment in Investee	1.3	—
Acquisition and Improvements of Investment Real Estate	(2.2)	(5.6)
Sale of Investment Real Estate	—	0.2
Return of Investment of Equity Method Limited Liability Investments	21.0	10.9
Acquisitions of Equity Method Limited Liability Investments	(18.2)	(15.1)
Disposition of Business, Net of Cash Disposed	4.1	0.2
Acquisition of Business, Net of Cash Acquired	—	(190.0)
Decrease (Increase) in Short-term Investments	(8.8)	123.3
Decrease in Automobile Loan Receivables	268.9	257.9
Increase in Other Investments	(9.2)	(9.1)
Other, Net	(34.0)	(20.9)

Net Cash Provided by Investing Activities	287.0	181.3

Financing Activities:
Change in Certificates of Deposits	(278.3)	(352.3)
Note Payable Proceeds	—	220.0
Note Payable Repayments	—	(220.1)
Common Stock Repurchases	(24.5)	—
Cash Dividends Paid to Shareholders	(41.1)	(54.2)
Cash Exercise of Stock Options	0.1	—
Excess Tax Benefits from Share-based Awards	0.1	0.1
Other, Net	2.4	2.8

Net Cash Used by Financing Activities	(341.3)	(403.7)

Increase (Decrease) in Cash	5.9	(82.3)
Cash, Beginning of Year	143.7	184.2

Cash, End of Period	$149.6	$101.9

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and include the accounts of Unitrin, Inc. (“Unitrin”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and are unaudited. All significant intercompany accounts and transactions have been eliminated. Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in Unitrin’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2009 (the “2009 Annual Report”).

Discontinued Operations

On February 22, 2010, Unitrin announced that it had reached an agreement in principle to sell its health insurance subsidiary, Reserve National Insurance Company (“Reserve National”), subject to the negotiation and execution of a definitive agreement, approvals by insurance regulators and other customary closing conditions. On April 23, 2010, Unitrin announced that negotiations with the potential buyer for the sale of Reserve National under such agreement in principle had been terminated due to a failure by the parties to reach a definitive agreement. In connection with this development, Unitrin also announced that it had retained Macquarie Capital to assist in identifying a suitable alternative buyer for Reserve National. Given that a sale process had commenced and that the Company believed at that time that a sale of Reserve National was probable, the Company reported the operations of Reserve National as a discontinued operation in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010. The Company reclassified the prior year amounts related to Reserve National in the Condensed Consolidated Statements of Income, and the related disclosures, included in such quarterly reports to conform to the then current year’s presentation of Reserve National as a discontinued operation. During the third quarter of 2010, the sales process continued and still continues. Based on the status of the sales process and given the uncertainty of the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Health Care Acts”) on Reserve National’s business prospects and the status of the sales process, the Company has concluded that a sale of Reserve National in the near term is not probable. As a result, the Company is required to re-establish Reserve National as a continuing operation. Accordingly, the operations of Reserve National have been reported in continuing operations for all periods presented in the accompanying Condensed Consolidated Financial Statements. See Note 5, “Goodwill,” to the Condensed Consolidated Financial Statements for additional information concerning the sales process, the uncertainty of the impact of the Health Care Acts on Reserve National’s business prospects and a charge of $14.8 million recognized in the third quarter of 2010 to write off goodwill associated with Reserve National.

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

Accounting Standards Not Yet Adopted

The FASB issues ASUs to amend the authoritative literature in ASC. There have been twenty-six ASUs issued in 2010 that amend the original text of ASC. Except for ASU 2010-06, Improving Disclosures about Fair Value Measurements, ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, described above, ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, and ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, described below, the ASUs issued in 2010 either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

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

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The standard is effective for interim and annual reporting periods beginning after December 15, 2011, with earlier adoption permitted. The provisions of the new standard can be applied either prospectively or retrospectively. The standard amends ASC Topic 944, Financial Services—Insurance, and modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The Company has not yet determined the impact of the new standard on the Company or the method or date of adoption.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2 - Discontinued Operations

The Company has retained Property and Casualty Insurance Reserves for unpaid insured losses of its former Unitrin Business Insurance operations that occurred prior to June 1, 2008, the effective date of the sale of such operations to AmTrust Financial Services, Inc. Property and Casualty Insurance Reserves reported in the Company’s Condensed Consolidated Balance Sheets include $168.5 million and $203.5 million at September 30, 2010 and December 31, 2009, respectively, for such retained liabilities. Changes in the Company’s estimate of such retained liabilities after the sale are reported as a separate component of the results of discontinued operations.

Summary financial information included in Income (Loss) from Discontinued Operations for the nine and three months ended September 30, 2010 and 2009 is presented below:

	Nine Months Ended		Three Months Ended
(Dollars in Millions, Except Per Share Amounts)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Income (Loss) from Discontinued
Operations before Income Taxes:
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	(1.0)	3.7	0.3	1.6

Income (Loss) from Discontinued
Operations before Income Taxes	(1.0)	3.7	0.3	1.6
Income Tax Benefit (Expense)	0.4	(1.4)	(0.1)	(0.5)

Income (Loss) from Discontinued Operations	$(0.6)	$2.3	$0.2	$1.1

Income (Loss) from Discontinued Operations per Unrestricted Share:
Basic	$(0.01)	$0.04	$0.01	$0.02

Diluted	$(0.01)	$0.04	$0.01	$0.02

Note 3 - Investments

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2010 were:

(Dollars in Millions)	Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
U.S. Government and Government Agencies and Authorities	$538.7	$43.0	$—	$581.7
States, Municipalities and Political Subdivisions	1,772.1	120.3	(1.9)	1,890.5
Corporate Securities:
Bonds and Notes	1,892.1	261.4	(6.9)	2,146.6
Redeemable Preferred Stocks	78.8	5.2	—	84.0
Mortgage and Asset-backed	8.9	1.0	(1.3)	8.6

Investments in Fixed Maturities	$4,290.6	$430.9	$(10.1)	$4,711.4

Included in the fair value of Mortgage and Asset-backed investments at September 30, 2010 are $1.9 million of non-governmental residential mortgage-backed securities, $0.2 million of commercial mortgage-backed securities, $5.1 million of collateralized debt obligations and $1.4 million of other asset-backed securities.

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

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2010, by contractual maturity, were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$132.9	$134.4
Due after One Year to Five Years	503.9	537.2
Due after Five Years to Fifteen Years	1,823.0	2,014.4
Due after Fifteen Years	1,599.5	1,778.3
Asset-backed Securities Not Due at a Single Maturity Date	231.3	247.1

Investments in Fixed Maturities	$4,290.6	$4,711.4

The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at September 30, 2010 consisted of securities issued by the Government National Mortgage Association (“Ginnie Mae”) with a fair value of $199.2 million, securities issued by the Federal National Mortgage Association (“Fannie Mae”) with a fair value of $37.6 million, securities issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) with a fair value of $1.7 million and securities of other issuers with a fair value of $8.6 million.

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at September 30, 2010 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks	$113.4	$11.4	$(0.4)	$124.4
Common Stocks	168.8	61.9	(1.2)	229.5
Other Equity Interests	50.9	12.5	(1.7)	61.7

Investments in Equity Securities	$333.1	$85.8	$(3.3)	$415.6

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3 - Investments (continued)

Cost, Gross Unrealized Gains and Fair Value for Common Stocks in the preceding table include $89.2 million, $47.6 million and $136.8 million, respectively, for the Company’s investments in the common stock of the Company’s former investee, Intermec, Inc. (“Intermec”) at September 30, 2010. As discussed further below, the Company’s investment in the common stock of Intermec was accounted for under the equity method of accounting at December 31, 2009.

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2009 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks	$115.9	$3.1	$(3.9)	$115.1
Common Stocks	29.7	12.4	(0.9)	41.2
Other Equity Interests	38.8	4.7	(4.4)	39.1

Investments in Equity Securities	$184.4	$20.2	$(9.2)	$195.4

An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at September 30, 2010 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$0.1	$—	$—	$—	$0.1	$—
States, Municipalities and Political Subdivisions	11.4	(0.5)	12.3	(1.4)	23.7	(1.9)
Corporate Securities:
Bonds and Notes	52.0	(1.3)	101.0	(5.6)	153.0	(6.9)
Redeemable Preferred Stocks	—	—	—	—	—	—
Mortgage and Asset-backed	—	—	4.7	(1.3)	4.7	(1.3)

Total Fixed Maturities	63.5	(1.8)	118.0	(8.3)	181.5	(10.1)

Equity Securities:
Preferred Stocks	2.4	(0.1)	8.4	(0.3)	10.8	(0.4)
Common Stocks	11.3	(1.2)	—	—	11.3	(1.2)
Other Equity Interests	4.2	(0.4)	6.0	(1.3)	10.2	(1.7)

Total Equity Securities	17.9	(1.7)	14.4	(1.6)	32.3	(3.3)

Total	$81.4	$(3.5)	$132.4	$(9.9)	$213.8	$(13.4)

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

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. The portions of the declines in the fair values of investments that are determined to be other-than-temporary are reported as losses in the Condensed Consolidated Statements of Income in the period when such determination is made. Based on the Company’s evaluations at September 30, 2010 and December 31, 2009 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the two preceding tables were temporary at the respective evaluation dates.

Unrealized losses on fixed maturities, which the Company has determined to be temporary at September 30, 2010, were $10.1 million, of which $8.3 million is related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses related to securities for which the Company has recognized credit losses in earnings in the second preceding table under the headings “Less Than 12 Months.” There were no unrealized losses related to securities for which the Company has recognized credit losses in earnings in the second preceding table under the heading “12 Months or Longer.” Included in the second preceding table under the heading “12 Months or Longer” are unrealized losses of $0.6 million related to securities for which the Company has recognized foreign currency losses in earnings. Investment-grade fixed maturity investments comprised $5.5 million and below-investment-grade fixed maturity investments comprised $4.6 million of the unrealized losses on investments in fixed maturities at September 30, 2010. Unrealized losses for below-investment-grade fixed maturities included unrealized losses totaling $0.6 million for two issuers that the Company recognized foreign currency impairment losses in earnings for the nine months ended September 30, 2010. For the other remaining below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 5% of the amortized cost basis of the investment. At September 30, 2010, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be maturity. The Company concluded that these impairments were temporary at September 30, 2010.

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

The vast majority of the Company’s preferred stocks in an unrealized loss position at September 30, 2010 and December 31, 2009 are perpetual preferred stocks of financial institutions and public utilities. The Company considers the debt-like characteristics of perpetual preferred stocks along with issuer ratings when evaluating impairment. All such preferred stocks paid dividends at the stated dividend rate during the twelve-month period preceding the evaluation date. The Company concluded that the declines in the fair values of these perpetual preferred stocks were temporary in nature, largely driven by market conditions, and since the Company intends to hold the securities until recovery, these investments were not considered to be other-than-temporarily impaired at September 30, 2010 and December 31, 2009. The Company concluded that the unrealized losses on its investments in common stocks at September 30, 2010 were temporary based on the relative short length and magnitude of the losses. The Company’s investments in other equity interests are investments in limited liability partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. By the nature of their underlying investments, the Company believes that its investments in the limited liability partnerships also exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for impairment. Based on evaluations at September 30, 2010 and December 31, 2009 of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities were temporary at the respective evaluation dates.

The carrying value, fair value and approximate voting percentage for the Company’s investment in the common stock of Intermec, Inc. (“Intermec”), which was accounted for under the equity method of accounting and reported as Investment in Investee in the Company’s Condensed Consolidated Balance Sheets at December 31, 2009 were:

(Dollars in Millions)
Carrying Value	$98.4
Fair Value	$162.8
Approximate Voting Percentage	20.3%

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3 - Investments (continued)

On June 10, 2010, Unitrin’s subsidiary, Trinity Universal Insurance Company (“Trinity”), entered into a pre-arranged trading plan (the “Trading Plan”) with UBS Financial Services Inc. (“UBS”) in accordance with SEC Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), covering the sale over a period of one year of up to 1.5 million shares of Intermec common stock that are owned by Trinity. During the second quarter of 2010, Trinity sold 255,904 shares of Intermec common stock under the Trading Plan. During the third quarter of 2010, Trinity sold an additional 1,244,096 shares of Intermec common stock, thereby completing the Trading Plan. As a result of these sales, the Company’s approximate voting percentage in Intermec was reduced to 18%. As a result of this change in ownership and other qualitative factors, the Company determined that its investment in the common stock of Intermec no longer qualified for the equity method of accounting. Accordingly, the Company’s investment in Intermec common stock is included in Investments in Equity Securities and is reported at its fair value of $136.8 million in the Condensed Consolidated Balance Sheet at September 30, 2010. Prior to discontinuing the use of the equity method of accounting for Intermec, the Company used a reporting lag of three months to report its proportionate share of Intermec’s results. Accordingly, Equity in Net Loss of Investee for the three months ended September 30, 2010 relates to the Company’s proportionate share of results that Intermec reported for the three months ended June 30, 2010. Net Realized Gains on Sales of Investments includes gains of $3.9 million arising from the sales of Intermec common stock for the nine months ended September 30, 2010, of which $0.8 million has been reported as net realized gains on sales of investee and $3.1 million has been included in net realized gains on sales of equity securities. Net Realized Gains on Sales of Investments includes gains of $3.1 million for the three months ended September 30, 2010, all of which has been included in net realized gains on sales of equity securities. See Note 13, “Income from Investments,” to the Condensed Consolidated Financial Statements.

The carrying values of the Company’s Other Investments at September 30, 2010 and December 31, 2009 were:

(Dollars in Millions)	Sept. 30, 2010	Dec. 31, 2009
Loans to Policyholders at Unpaid Principal	$232.8	$223.6
Real Estate at Depreciated Cost	252.2	257.1
Equity Method Limited Liability Investments	315.7	285.5
Other	5.7	5.4

Total	$806.4	$771.6

Note 4 - Automobile Loan Receivables

Automobile Loan Receivables consists primarily of sub-prime loans, which are secured by automobiles, to residents of California and other Western and Midwestern states. Automobile Loan Receivables is stated net of unearned discount, loan fees and reserve for loan losses.

The components of Automobile Loan Receivables at September 30, 2010 and December 31, 2009 were:

(Dollars in Millions)	Sept. 30, 2010	Dec. 31, 2009
Sales Contracts and Loans Receivable	$459.6	$749.5
Unearned Discounts and Deferred Fees	(2.2)	(5.4)

Net Automobile Loan Receivables Outstanding	457.4	744.1
Reserve for Loan Losses	(60.0)	(83.3)

Automobile Loan Receivables	$397.4	$660.8

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4 - Automobile Loan Receivables (continued)

An aging of Net Automobile Loan Receivables Outstanding at September 30, 2010 and December 31, 2009 is presented below:

	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding
(Dollars in Millions)	September 30, 2010		December 31, 2009
Current Loan Balances	$291.1	63.6%	$444.4	59.7%
Delinquent Loan Balances:
Less than 30 Days Delinquent	145.1	31.7%	223.6	30.0%
30 Days to 59 Days Delinquent	16.8	3.7%	57.9	7.8%
60 Days to 89 Days Delinquent	3.5	0.8%	14.1	1.9%
Delinquent 90 Days or Greater	0.9	0.2%	4.1	0.6%

Net Automobile Loan Receivables Outstanding	457.4	100.0%	744.1	100.0%

Reserve for Loan Losses	(60.0)	13.1%	(83.3)	11.2%

Automobile Loan Receivables	$397.4		$660.8

Activity in the Reserve for Loan Losses for the nine and three months ended September 30, 2010 and 2009 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Reserve for Loan Losses - Beginning of Period	$83.3	$120.1	$74.8	$108.3
Provision for Loan Losses	(3.7)	50.1	(6.6)	14.4
Net Recovery (Charge-off):
Automobile Loan Receivables Charged Off	(48.4)	(99.1)	(16.9)	(32.2)
Automobile Loan Receivables Recovered	28.8	27.4	8.7	8.0

Net Charge-off	(19.6)	(71.7)	(8.2)	(24.2)

Reserve for Loan Losses - End of Period	$60.0	$98.5	$60.0	$98.5

Note 5 - Goodwill

The Company tests goodwill for recoverability on an annual basis at the beginning of the first quarter and, if circumstances or events indicate that the fair value of a reporting unit may have declined below its carrying value, such tests are performed at intervening interim periods. Accordingly, the Company tested goodwill associated with each of its reporting units for recoverability on January 1, 2010. The quoted value of Unitrin’s common stock was significantly below the book value per share of the Company at September 30, 2010. Accordingly, the Company tested goodwill associated with each of its reporting units for recoverability on September 30, 2010. However, no goodwill was associated with, and, accordingly, no testing was required for the Unitrin Direct and Fireside Bank reporting units at either date. The Company principally used projections of discounted future cash flows to estimate fair value of the reporting units tested. Except for the Company’s Reserve National reporting unit, for each reporting unit tested, the estimated fair value exceeded the carrying value of the reporting unit, and the Company concluded that the associated goodwill was recoverable at each date tested.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5 - Goodwill (continued)

With respect to the Company’s Reserve National reporting unit, the estimated fair value, based on a projection of discounted future cash flows, exceeded the carrying value of the reporting unit at January 1, 2010. Accordingly, the Company concluded that the goodwill associated with its Reserve National reporting unit was recoverable at January 1, 2010. Reserve National focuses on providing non-comprehensive health insurance coverages. During the first quarter of 2010, the Health Care Acts were signed into law. The Company determined that the Health Care Acts could have an adverse impact on Reserve National’s prospects. Accordingly, the Company tested goodwill associated with Reserve National for recoverability at March 31, 2010. Goodwill associated with the Company’s Reserve National reporting unit was $14.8 million at March 31, 2010 and was reported in Assets of Discontinued Operations. Based on a projection of discounted future cash flows, updated to take into consideration the impact of the Health Care Acts, discussions with a potential buyer during the first quarter of 2010 and preliminary discussions with an adviser retained in April 2010, the Company concluded that the estimated fair value of Reserve National exceeded its carrying value at March 31, 2010, and the Company concluded that such goodwill was recoverable. In the second quarter of 2010, based on the Company’s analysis at March 31, 2010 and preliminary, non-binding price indications from potential buyers, the Company concluded that the goodwill associated with Reserve National was also recoverable at June 30, 2010.

During the third quarter of 2010, the sales process continued with several potential buyers conducting on-site due diligence reviews. On September 23, 2010, the National Association of Insurance Commissioners (the “NAIC”) published for comment a model regulation containing the definitions and methodologies for calculating the medical loss ratios under the Health Care Acts. On October 21, 2010, the NAIC voted to adopt a model regulation containing such definitions and methodologies and authorized the delivery of such model regulation to the U.S. Department of Health and Human Services (“HHS”) for certification. Based on these proposed regulations, the Company concluded that it was more likely than previously believed that the minimum loss ratio provisions under the Health Care Acts would apply to Reserve National’s non-comprehensive health insurance coverages. Accordingly, based on the status of the sales process to date, the continuing uncertainty about the impact of the Health Care Acts on Reserve National’s operations and the increased likelihood that the minimum loss ratio provisions of the Health Care Acts would apply to Reserve National’s non-comprehensive health insurance coverages, the Company concluded that the sales process is unlikely to result in a sales price that exceeds the carrying value of Reserve National, which includes the associated goodwill, at September 30, 2010. Accordingly, the Company was required to perform a pro forma allocation whereby the estimated fair value of Reserve National was allocated to the fair value of the assets and liabilities of Reserve National as if it had been acquired in a business combination on the valuation date to determine if the associated goodwill was recoverable at September 30, 2010. The Company determined that any premium that a potential buyer might pay for the business would likely be allocated to the value of the in-force business and that no value would be assigned to goodwill. Thus, the Company determined that goodwill associated with Reserve National was impaired and not recoverable at September 30, 2010 and wrote off $14.8 million of goodwill in the third quarter of 2010. The Company cannot currently predict, and no assurances can be made, that the sales process will result in a sale of Reserve National or that a sale, if concluded, would result in a complete recovery of the Company’s remaining carrying value of its investment in Reserve National.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6 - Property and Casualty Insurance Reserves

Property and Casualty Insurance Reserve activity for the nine months ended September 30, 2010 and 2009 was:

	Nine Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009
Property and Casualty Insurance Reserves -
Gross of Reinsurance at Beginning of Year	$1,211.3	$1,268.7
Less Reinsurance Recoverables at Beginning of Year	77.4	84.6

Property and Casualty Insurance Reserves -
Net of Reinsurance at Beginning of Year	1,133.9	1,184.1
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	—	94.7
Incurred Losses and LAE Related to:
Current Year - Continuing Operations	983.7	1,107.0
Prior Years:
Continuing Operations	(19.5)	(57.9)
Discontinued Operations	0.4	(2.6)

Total Incurred Losses and LAE Related to Prior Years	(19.1)	(60.5)

Total Incurred Losses and LAE	964.6	1,046.5

Paid Losses and LAE Related to:
Current Year - Continuing Operations	579.0	689.4
Prior Years:
Continuing Operations	425.3	407.5
Discontinued Operations	32.5	37.9

Total Paid Losses and LAE Related to Prior Years	457.8	445.4

Total Paid Losses and LAE	1,036.8	1,134.8

Property and Casualty Insurance Reserves -
Net of Reinsurance at End of Period	1,061.7	1,190.5
Plus Reinsurance Recoverable at End of Period	69.7	79.4

Property and Casualty Insurance Reserves -
Gross of Reinsurance at End of Period	$1,131.4	$1,269.9

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

For the nine months ended September 30, 2010, the Company reduced its property and casualty insurance reserves by $19.1 million to recognize favorable development of losses and loss adjustment expenses (“LAE”) from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $19.2 million and commercial lines insurance losses and LAE reserves developed unfavorably by $0.1 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2009, 2007 and 2006 accident years.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6 - Property and Casualty Insurance Reserves (continued)

For the nine months ended September 30, 2009, the Company reduced its property and casualty insurance reserves by $60.5 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $53.7 million and commercial lines insurance losses and LAE reserves developed favorably by $6.8 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2007, 2006 and 2005 accident years.

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

Note 7 - Certificates of Deposits

The weighted-average interest rates on Certificates of Deposits were 5.29% and 4.99% at September 30, 2010 and December 31, 2009, respectively. The range of interest rates on Certificates of Deposits was 0.75% to 5.85% at September 30, 2010 and 0.05% to 5.85% at December 31, 2009. The contractual maturities of Certificates of Deposits at September 30, 2010 and December 31, 2009 were:

(Dollars in Millions)	Sept. 30, 2010	Dec. 31, 2009
Due in One Year or Less	$208.7	$245.4
Due after One Year to Two Years	186.5	228.5
Due after Two Years to Three Years	13.9	202.8
Due after Three Years to Four Years	0.1	5.5
Due after Four Years to Five Years	—	0.2

Total Certificates of Deposits at Cost	$409.2	$682.4

Note 8 - Notes Payable

Total debt outstanding at September 30, 2010 and December 31, 2009 was:

(Dollars in Millions)	Sept. 30, 2010	Dec. 31, 2009
Senior Notes at Amortized Cost:
6.00% Senior Notes due May 15, 2017	$356.2	$355.9
4.875% Senior Notes due November 1, 2010	200.0	199.7
Mortgage Note Payable at Amortized Cost	5.7	5.8

Notes Payable at Amortized Cost	$561.9	$561.4

There were no outstanding advances at either September 30, 2010 or December 31, 2009 under Unitrin’s three-year, $245 million, unsecured, revolving credit agreement, expiring October 30, 2012 (the “2012 Credit Agreement”). Accordingly, the amount available for borrowing under the 2012 Credit Agreement was $245.0 million at both September 30, 2010 and December 31, 2009.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8 - Notes Payable (continued)

Interest Expense, including facility fees and accretion of discount, for the nine and three months ended September 30, 2010 and 2009 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Notes Payable under Revolving Credit Agreements	$1.3	$0.8	$0.4	$0.1
6.00% Senior Notes due May 15, 2017	16.5	16.5	5.5	5.5
4.875% Senior Notes due November 1, 2010	7.6	7.5	2.6	2.5
Mortgage Note Payable	0.3	0.3	0.1	0.1

Interest Expense before Capitalization of Interest	25.7	25.1	8.6	8.2
Capitalization of Interest	(1.3)	(0.2)	(0.5)	—

Total Interest Expense	$24.4	$24.9	$8.1	$8.2

Interest paid, including facility fees, for the nine and three months ended September 30, 2010 and 2009 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Notes Payable under Revolving Credit Agreements	$0.5	$0.7	$0.2	$0.1
6.00% Senior Notes due May 15, 2017	10.8	10.8	—	—
4.875% Senior Notes due November 1, 2010	4.9	4.9	—	—
Mortgage Note Payable	0.3	0.3	0.1	0.1

Total Interest Paid	$16.5	$16.7	$0.3	$0.2

Note 9 - Long-term Equity-based Compensation Plans

Unitrin has adopted a number of long-term equity-based compensation plans to attract, motivate and retain key employees and/or directors of the Company. For equity-based compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Share-based compensation expense for all of the Company’s long-term equity-based compensation plans was $3.5 million and $2.5 million for the nine months ended September 30, 2010 and 2009, respectively. Total unamortized compensation expense related to nonvested awards of such plans at September 30, 2010 was $3.9 million, which is expected to be recognized over a weighted-average period of 1.4 years.

At September 30, 2010, the Company had three stock option plans, all of which have been approved by Unitrin’s shareholders. At September 30, 2010, options to purchase 4,382,435 shares of Unitrin’s common stock were outstanding. Original options to purchase shares of Unitrin common stock were available for future grant under only two of the plans, the 1995 Non-employee Director Stock Option Plan and the 2002 Stock Option Plan, at September 30, 2010. Options to purchase 1,547,262 shares of Unitrin’s common stock were available for future grants under such stock option plans at September 30, 2010.

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

The assumptions used in the Black-Scholes pricing model for options granted during the nine months ended September 30, 2010 and 2009 were as follows:

Nine Months Ended
Range of Valuation Assumptions	Sept. 30, 2010	Sept. 30, 2009
Expected Volatility	40.55% - 50.51%	33.08% - 40.30%
Risk-free Interest Rate	1.91% - 3.20%	1.63% - 2.76%
Expected Dividend Yield	3.25% - 3.39%	4.59% - 5.07%

Weighted-Average Expected Life
Employee Grants	4 - 7 Years	4 - 7.5 Years
Director Grants	6 Years	7 Years

Option and stock appreciation right activity for the nine months ended September 30, 2010 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	4,619,470	$44.13
Granted	329,750	23.97
Exercised	(10,200)	18.39
Forfeited or Expired	(556,585)	43.80

Outstanding at September 30, 2010	4,382,435	$42.72	4.00	$3.0

Vested and Expected to Vest	4,362,033	$42.80	3.98	$2.9

Exercisable at September 30, 2010	3,957,184	$44.75	3.50	$1.6

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2010 and 2009 were $7.70 per option and $3.07 per option, respectively. Total intrinsic value of stock options exercised was $0.1 million for the nine months ended September 30, 2010. Cash received from option exercises and the total tax benefits realized for tax deductions from option exercises was insignificant for the nine months ended September 30, 2010. No options were exercised during the nine months ended September 30, 2009.

In addition to the stock option plans, the Company has a restricted stock plan, which has been approved by Unitrin’s shareholders. Under this plan, restricted stock and restricted stock units may be granted to eligible employees. Recipients of restricted stock are entitled to full dividend and voting rights on the same basis as all other outstanding shares of Unitrin common stock, and all awards are subject to forfeiture until certain restrictions have lapsed. From inception of the plan through September 30, 2010, 585,100 shares of restricted stock having a weighted-average grant-date fair value of $34.63 per share had been awarded, of which 133,879 shares were forfeited and 75,338 shares were tendered to satisfy tax withholding obligations. There were 624,117 common shares available for future grants under the restricted stock plan at September 30, 2010.

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

The 2009 three-year performance period began on January 1, 2009 and will end on December 31, 2011. The 2010 three-year performance period began on January 1, 2010 and will end on December 31, 2012. If, at the end of each performance period, the Company’s relative performance exceeds the “target” performance level, additional shares of restricted stock will be issued to the award recipient. If, at the end of each performance period, the Company’s relative performance is below the “target” performance level and above a “minimum” performance level, only a portion of the shares of performance-based restricted stock originally issued to the award recipient will vest. If, at the end of each performance period, the Company’s relative performance is below a “minimum” performance level, none of the shares of performance-based restricted stock originally issued to the award recipient will vest.

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

Activity related to nonvested restricted stock for the nine months ended September 30, 2010 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	202,916	$27.70
Granted	109,900	28.73
Vested	(87,064)	38.46
Forfeited	(20,071)	25.84

Nonvested Balance at September 30, 2010	205,681	23.87

Restricted stock granted during the nine months ended September 30, 2010 includes 43,500 shares of time-vested restricted stock and 66,400 shares of performance-based restricted stock. The nonvested balance of restricted stock at September 30, 2010 was comprised of 94,956 shares of time-vested restricted stock and 110,725 shares of performance-based restricted stock. The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based shares was 221,450 shares at September 30, 2010. The total fair value of restricted stock that vested during the nine months ended September 30, 2010 was $2.2 million and the tax benefits for tax deductions realized from the vesting of such restricted stock was $0.8 million. The total fair value of restricted stock that vested during the nine months ended September 30, 2009 was $0.8 million and the tax benefits for tax deductions realized from the vesting of such restricted stock was $0.3 million.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10 - Restructuring Expenses

Activity related to restructuring costs for the nine months ended September 30, 2010 is presented below.

(Dollars in Millions)	Fireside Bank	Unitrin Direct	All Other Segments	Total
Liability at Beginning of Year:
Employee Termination Costs	$2.8	$1.4	$0.2	$4.4
Early Lease Termination Costs	0.2	0.6	—	0.8
Other Associated Costs	—	—	—	—

Liability at Beginning of Year	3.0	2.0	0.2	5.2

Expenses Incurred:
Employee Termination Costs	2.5	0.6	0.2	3.3
Early Lease Termination Costs	3.5	—	—	3.5
Other Associated Costs	—	—	—	—

Total Expenses Incurred	6.0	0.6	0.2	6.8

Payments of:
Employee Termination Costs	0.4	1.4	0.4	2.2
Early Lease Termination Costs	3.7	0.4	—	4.1
Other Associated Costs	—	—	—	—

Total Payments	4.1	1.8	0.4	6.3

Liability at September 30, 2010:
Employee Termination Costs	4.9	0.6	—	5.5
Early Lease Termination Costs	—	0.2	—	0.2
Other Associated Costs	—	—	—	—

Liability at September 30, 2010	$4.9	$0.8	$—	$5.7

Employee termination costs are accrued and recognized as expense over the employee’s expected service period. Unrecognized employee termination costs were $6.2 million at September 30, 2010, of which $0.8 million is expected to be expensed in the remainder of 2010 and $5.4 million is expected to be expensed in 2011 and thereafter.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10 - Restructuring Expenses (continued)

Activity related to restructuring costs for the nine months ended September 30, 2009 is presented below.

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11 - Income Per Share from Continuing Operations

The Company’s awards of restricted stock contain a right to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income Per Share from Continuing Operations and Diluted Income Per Share from Continuing Operations for the nine months ended September 30, 2010 is as follows:

	Nine Months Ended September 30, 2010
(Dollars in Millions)	Restricted Common Stock	Unrestricted Common Stock	Total
Income from Continuing Operations	$0.6	$121.7	$122.3
Dilutive Effect on Income of:
Investee’s Equivalent Shares	—	—	—
Unitrin Share-based Compensation Equivalent Shares	—	—	—

Diluted Income from Continuing Operations	$0.6	$121.7	$122.3

(Shares in Thousands)
Weighted-Average Common Shares Outstanding	277.3	61,865.9
Unitrin Share-based Compensation Equivalent Shares	—	88.5

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	277.3	61,954.4

(Per Share in Whole Dollars)
Basic Income Per Share from Continuing Operations	$1.97	$1.97

Diluted Income Per Share from Continuing Operations	$1.97	$1.96

Options outstanding to purchase 4.3 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the nine months ended September 30, 2010 because the exercise price exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11 - Income Per Share from Continuing Operations (continued)

A reconciliation of the numerator and denominator used in the calculation of Basic Income Per Share from Continuing Operations and Diluted Income Per Share from Continuing Operations for the three months ended September 30, 2010 is as follows:

	Three Months Ended September 30, 2010
(Dollars in Millions)	Restricted Common Stock	Unrestricted Common Stock	Total
Income from Continuing Operations	$0.2	$35.3	$35.5
Dilutive Effect on Income of:
Investee’s Equivalent Shares	—	—	—
Unitrin Share-based Compensation Equivalent Shares	—	—	—

Diluted Income from Continuing Operations	$0.2	$35.3	$35.5

(Shares in Thousands)
Weighted-Average Common Shares Outstanding	262.7	61,457.8
Unitrin Share-based Compensation Equivalent Shares	—	85.4

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	262.7	61,543.2

(Per Share in Whole Dollars)
Basic Income Per Share from Continuing Operations	$0.57	$0.57

Diluted Income Per Share from Continuing Operations	$0.57	$0.57

Options outstanding to purchase 4.1 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended September 30, 2010 because the exercise price exceeded the average market price.

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

	Nine Months Ended September 30, 2009
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

	Three Months Ended September 30, 2009
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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12 - Other Comprehensive Income and Accumulated Other Comprehensive Income

Other Comprehensive Income for the nine and three months ended September 30, 2010 and 2009 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$343.1	$279.2	$176.4	$225.4
Reclassification Adjustment for Amounts Included in Net Income	0.3	32.5	1.2	2.5

Unrealized Holding Gains (Losses)	343.4	311.7	177.6	227.9

Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	(1.4)	1.8	0.7	0.2
Reclassification Adjustment for Amounts Included in Net Income	2.1	(0.1)	—	—

Foreign Currency Translation Adjustments	0.7	1.7	0.7	0.2

Equity in Other Comprehensive Income (Loss) of Investee	2.9	(3.2)	7.9	6.2
Amortization of Unrecognized Postretirement Benefit Costs	0.8	(1.4)	0.2	(0.5)

Other Comprehensive Income Before Income Taxes	347.8	308.8	186.4	233.8

Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	(121.3)	(98.7)	(62.2)	(79.7)
Reclassification Adjustment for Amounts Included in Net Income	(0.1)	(11.4)	(0.5)	(0.9)

Unrealized Holding Gains and Losses	(121.4)	(110.1)	(62.7)	(80.6)

Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	0.5	(0.6)	(0.3)	(0.1)
Reclassification Adjustment for Amounts Included in Net Income	(0.8)	—	—	—

Foreign Currency Translation Adjustments	(0.3)	(0.6)	(0.3)	(0.1)

Equity in Other Comprehensive Income (Loss) of Investee	(1.0)	1.1	(2.7)	(2.2)
Amortization of Unrecognized Postretirement Benefit Costs	(0.3)	0.5	(0.1)	0.2

Income Tax Benefit (Expense)	(123.0)	(109.1)	(65.8)	(82.7)

Other Comprehensive Income	$224.8	$199.7	$120.6	$151.1

Total Comprehensive Income was $346.5 million and $156.3 million for the nine and three months ended September 30, 2010, respectively. Total Comprehensive Income was $298.1 million and $213.2 million for the nine and three months ended September 30, 2009, respectively.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12 - Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)

The components of Accumulated Other Comprehensive Income at September 30, 2010 and December 31, 2009 were:

(Dollars in Millions)	Sept. 30, 2010	Dec. 31, 2009
Unrealized Gains (Losses) on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$0.5	$(0.3)
Other Unrealized Gains on Investments	324.7	103.5
Equity in Accumulated Other Comprehensive Loss of Investee, Net of Income Taxes	—	(1.9)
Foreign Currency Translation Adjustments, Net of Income Taxes	0.1	(0.3)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(41.7)	(42.2)

Accumulated Other Comprehensive Income	$283.6	$58.8

Note 13 - Income from Investments

Net Investment Income for the nine and three months ended September 30, 2010 and 2009 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Investment Income:
Interest and Dividends on Fixed Maturities	$185.3	$181.7	$61.0	$60.5
Dividends on Equity Securities	11.2	9.8	4.0	3.3
Short-term Investments	0.3	0.9	0.1	0.2
Loans to Policyholders	12.3	11.5	4.2	4.0
Real Estate	20.2	21.5	6.7	6.9
Equity Method Limited Liability Investments	33.3	29.3	10.5	24.8
Other	—	0.3	—	—

Total Investment Income	262.6	255.0	86.5	99.7
Investment Expenses:
Real Estate	19.4	20.0	6.4	6.2
Other Investment Expenses	0.7	0.3	0.2	0.2

Total Investment Expenses	20.1	20.3	6.6	6.4

Net Investment Income	$242.5	$234.7	$79.9	$93.3

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13 - Income from Investments (continued)

The components of Net Realized Gains on Sales of Investments for the nine and three months ended September 30, 2010 and 2009 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Fixed Maturities:
Gains on Sales	$5.7	$7.3	$0.9	$3.9
Losses on Sales	—	(0.3)	—	(0.2)
Equity Securities:
Gains on Sales	7.7	9.8	5.7	8.3
Investee - Intermec:
Gains on Sales	0.8	—	—	—
Other Investments:
Gains on Sales	0.1	—	0.1	—
Losses on Sales	(0.1)	(0.1)	—	(0.1)
Trading Securities Net Gains	0.4	0.9	0.5	0.5

Net Realized Gains on Sales of Investments	$14.6	$17.6	$7.2	$12.4

The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2010 and 2009 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Fixed Maturities	$(12.4)	$(41.2)	$(4.6)	$(14.5)
Equity Securities	(0.3)	(8.0)	—	—

Net Impairment Losses Recognized in Earnings	$(12.7)	$(49.2)	$(4.6)	$(14.5)

Net Impairment Losses Recognized in Earnings on Investments in Fixed Maturities includes credit losses of $5.7 million for the nine ended September 30, 2010. Net Impairment Losses Recognized in Earnings on Investments in Fixed Maturities includes foreign currency losses of $2.1 million for the nine months ended September 30, 2010. Net Impairment Losses Recognized in Earnings on Investments in Fixed Maturities includes losses of $4.6 million for both the nine and three months ended September 30, 2010 related to impaired securities that the Company intends to sell. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements included in the 2009 Annual Report for a discussion of a change in accounting principle adopted in the second quarter of 2009 which impacts the determination of the amount of other-than-temporary-impairment (“OTTI”) losses on Investments in Fixed Maturities that are recognized in earnings on and subsequent to April 1, 2009.

The following table sets forth the pre-tax amount of OTTI credit losses, recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of the dates indicated, for which a portion of the OTTI loss has been recognized in Accumulated Other Comprehensive Income, and the corresponding changes in such amounts.

	Nine Months Ended Sept. 30, 2010	Three Months Ended Sept. 30, 2010
Balance at Beginning of Period	$3.7	$5.4
Additions for Previously Unrecognized OTTI Credit Losses	5.3	—
Increases to Previously Recognized OTTI Credit Losses	0.4	—
Reductions to Previously Recognized OTTI Credit Losses	(1.6)	(0.1)
Reductions due to Intent to Sell Investments	(5.1)	(2.6)

Balance at End of Period	$2.7	$2.7

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

(Dollars in Millions)	April 1, 2009 to Sept. 30, 2009	July 1, 2009 to Sept. 30, 2009
Balance at Beginning of Period	$39.8	$40.1
Additions for Previously Unrecognized OTTI Credit Losses	1.9	0.2
Increases to Previously Recognized OTTI Credit Losses	0.4	0.3
Reduction for Previously Recognized OTTI Credit Losses	(0.4)	(0.4)
Reduction due to Intent to Sell Investments	(35.6)	(35.6)
Reduction for Investments Sold During the Period	(2.8)	(1.3)

Balance at End of Period	$3.3	$3.3

Note 14 - Income Taxes

Current and Deferred Income Tax Assets at September 30, 2010 and December 31, 2009 were:

(Dollars in Millions)	Sept. 30, 2010	Dec. 31, 2009
Current Income Tax Assets	$26.4	$10.4
Deferred Income Tax Assets	10.0	106.8
Valuation Allowance for State Income Taxes	(9.2)	(9.6)

Current and Deferred Income Tax Assets	$27.2	$107.6

The components of Liabilities for Income Taxes at September 30, 2010 and December 31, 2009 were:

(Dollars in Millions)	Sept. 30, 2010	Dec. 31, 2009
Deferred Income Tax Liabilities	$52.7	$—
Unrecognized Tax Benefits	7.6	11.7

Liabilities for Income Taxes	$60.3	$11.7

Deferred Income Tax Assets and Liabilities include net operating loss carryforwards of $73.5 million and $67.2 million at September 30, 2010 and December 31, 2009, respectively, which included federal net operating loss carryforwards of $68.3 million and $62.2 million, respectively, and state net operating loss carryforwards of $5.2 million and $5.0 million, respectively. The federal net operating loss carryforwards are scheduled to expire in years 2017 through 2028. The Company expects to fully utilize these federal net operating loss carryforwards. The state net operating loss carryforwards relate to Fireside Bank, the majority of which are scheduled to expire in 2029. Deferred income tax asset valuation allowances of $9.2 million and $9.6 million were required at September 30, 2010 and December 31, 2009, respectively, and relate to state income taxes for Fireside Bank.

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

Income tax expense for the nine months ended September 30, 2010 includes income tax expense of $0.8 million due to a decrease in deferred tax assets related to a limitation, imposed under the Health Care Acts signed into law in the first quarter of 2010, on the future deductibility of certain benefit payments under the Company’s postretirement medical plan.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 14 - Income Taxes (continued)

The statute of limitations related to Unitrin and its eligible subsidiaries’ consolidated Federal income tax returns, Primesco’s consolidated Federal income tax returns and Direct Response’s consolidated Federal income tax returns is closed for all tax years up to and including 2006. The expiration of the statute of limitations related to the various state income tax returns that Unitrin and its subsidiaries file varies by state. None of the consolidated Federal income tax returns are currently under examination. During the third quarter of 2010, the Internal Revenue Service completed an audit of Direct Response’s 2007 consolidated Federal income tax return, and accepted the return as filed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in Millions)	Liability for Unrecognized Tax Benefits
Balance at December 31, 2009	$11.7
Reductions for Tax Positions of Current Period	(1.4)
Additions for Tax Positions of Prior Years	26.1
Reduction for Expiration of 2006 Federal Statute of Limitations	(28.8)

Balance at September 30, 2010	$7.6

Included in the balance of unrecognized tax benefits at September 30, 2010 and December 31, 2009 are tax positions of $5.7 million and $7.2 million, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $1.9 million and $4.2 million at September 30, 2010 and December 31, 2009, respectively. Tax expense for the nine months ended September 30, 2010 includes an interest benefit related to unrecognized tax benefits of $2.3 million, which is comprised of an interest benefit of $2.8 million resulting from the expiration of the 2006 federal statute of limitations and $0.5 million of interest expense related to tax positions of prior years. Tax expense for the nine months ended September 30, 2009 includes an interest benefit of $2.0 million, which is comprised of an interest benefit of $2.9 million resulting from the expiration of the 2005 federal statute of limitations and $0.9 million of interest expense related to tax positions of prior years.

Income taxes paid were $49.9 million and $68.6 million for the nine months ended September 30, 2010 and 2009, respectively.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 15 - Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the nine and three months ended September 30, 2010 and 2009 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Service Cost on Benefits Earned	$6.8	$7.4	$2.3	$2.4
Interest Cost on Projected Benefit Obligation	16.8	16.0	5.6	5.3
Expected Return on Plan Assets	(17.8)	(18.2)	(6.0)	(6.1)
Net Amortization and Deferral	1.7	(0.1)	0.6	—

Total Pension Expense	$7.5	$5.1	$2.5	$1.6

The components of Postretirement Benefits Other than Pensions Expense for the nine and three months ended September 30, 2010 and 2009 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Service Cost on Benefits Earned	$0.1	$0.1	$—	$—
Interest Cost on Projected Benefit Obligation	1.5	1.5	0.5	0.5
Net Amortization and Deferral	(0.8)	(1.3)	(0.3)	(0.4)

Total Postretirement Benefits Other than Pensions Expense	$0.8	$0.3	$0.2	$0.1

The Company is required to measure the benefit obligation associated with its postretirement benefit plan other than pensions annually on December 31. The Company currently cannot predict what effect, if any, the Health Care Acts will have on the valuation of such benefit obligation at the next measurement date.

Note 16 - Business Segments

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and automobile finance businesses. The Company conducts its continuing operations through five operating segments: Kemper®, Unitrin Specialty, Unitrin Direct, Life and Health Insurance and Fireside Bank. Kemper® is a registered service mark of Unitrin, Inc.

The Kemper segment provides preferred and standard risk personal automobile insurance, homeowners insurance and other personal insurance through independent agents. The Unitrin Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty market through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their adverse driving records or claim or credit histories. Unitrin Direct markets personal automobile and homeowners insurance through direct mail and the Internet through web insurance portals, click-thrus and its own website and through employer-sponsored voluntary benefit programs and other affinity relationships. The Life and Health Insurance segment provides individual life, accident, health and property insurance. The Fireside Bank segment made sub-prime automobile loans primarily for the purchase of pre-owned automobiles and offered certificates of deposits. On March 24, 2009, Fireside Bank suspended all new lending activity and ceased opening new certificate of deposit accounts as part of a plan to exit the automobile finance business.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16 - Business Segments (continued)

Segment Revenues for the nine and three months ended September 30, 2010 and 2009 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Revenues:
Kemper:
Earned Premiums	$667.1	$700.9	$221.8	$234.7
Net Investment Income	38.6	28.7	12.3	13.9
Other Income	0.3	0.3	0.1	0.1

Total Kemper	706.0	729.9	234.2	248.7

Unitrin Specialty:
Earned Premiums	359.9	398.9	117.0	131.6
Net Investment Income	18.5	14.2	5.7	6.8
Other Income	0.5	0.2	0.2	0.1

Total Unitrin Specialty	378.9	413.3	122.9	138.5

Unitrin Direct:
Earned Premiums	217.6	264.7	68.6	88.1
Net Investment Income	16.0	12.6	4.8	6.2
Other Income	0.1	0.7	—	0.6

Total Unitrin Direct	233.7	278.0	73.4	94.9

Life and Health Insurance:
Earned Premiums	483.2	490.5	160.9	161.8
Net Investment Income	158.4	167.4	53.8	60.9
Other Income	0.1	0.7	0.1	0.2

Total Life and Health Insurance	641.7	658.6	214.8	222.9

Fireside Bank:
Interest, Loan Fees and Earned Discounts	78.9	139.4	22.4	41.2
Other Automobile Finance Revenues	1.0	3.0	0.2	0.9

Automobile Finance Revenues	79.9	142.4	22.6	42.1
Net Investment Income	1.5	2.3	0.5	0.6

Total Fireside Bank	81.4	144.7	23.1	42.7

Total Segment Revenues	2,041.7	2,224.5	668.4	747.7
Unallocated Dividend Income	0.3	1.1	—	0.4
Net Realized Gains on Sales of Investments	14.6	17.6	7.2	12.4
Net Impairment Losses Recognized in Earnings	(12.7)	(49.2)	(4.6)	(14.5)
Other	9.2	8.5	2.8	4.6

Total Revenues	$2,053.1	$2,202.5	$673.8	$750.6

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16 - Business Segments (continued)

Segment Operating Profit (Loss) for the nine and three months ended September 30, 2010 and 2009 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Segment Operating Profit (Loss):
Kemper	$54.0	$61.1	$17.1	$26.4
Unitrin Specialty	23.0	21.3	8.0	10.5
Unitrin Direct	(1.7)	(18.4)	(1.5)	0.6
Life and Health Insurance	100.9	118.9	26.9	47.8
Fireside Bank	14.7	(1.5)	5.3	3.4

Total Segment Operating Profit	190.9	181.4	55.8	88.7

Unallocated Dividend Income	0.3	1.1	—	0.4
Net Realized Gains on Sales of Investments	14.6	17.6	7.2	12.4
Net Impairment Losses Recognized in Earnings	(12.7)	(49.2)	(4.6)	(14.5)
Other Expense, Net	(18.3)	(15.6)	(6.2)	(3.3)

Income from Continuing Operations before Income Taxes and Equity in Net Loss of Investee	$174.8	$135.3	$52.2	$83.7

Segment Net Income (Loss) for the nine and three months ended September 30, 2010 and 2009 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Segment Net Income (Loss):
Kemper	$41.6	$45.7	$13.5	$19.2
Unitrin Specialty	18.0	16.8	6.2	7.8
Unitrin Direct	0.8	(9.7)	0.3	1.3
Life and Health Insurance	60.3	77.7	12.4	31.7
Fireside Bank	8.9	(7.3)	3.2	2.4

Total Segment Net Income	129.6	123.2	35.6	62.4
Net Income (Loss) From:
Unallocated Dividend Income	0.3	1.0	0.1	0.4
Net Realized Gains on Sales of Investments	9.5	11.5	4.7	8.1
Net Impairment Losses Recognized in Earnings	(8.3)	(32.0)	(3.0)	(9.4)
Other Expense, Net	(8.7)	(6.5)	(1.6)	0.5

Income from Continuing Operations before Equity in Net Loss of Investee	122.4	97.2	35.8	62.0
Equity in Net Loss of Investee	(0.1)	(1.1)	(0.3)	(1.0)

Income from Continuing Operations	$122.3	$96.1	$35.5	$61.0

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 16 - Business Segments (continued)

Earned Premiums by product line for the nine and three months ended September 30, 2010 and 2009 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Life	$298.3	$301.1	$98.9	$100.0
Accident and Health	120.5	118.9	40.5	40.1
Property and Casualty:
Personal Lines:
Automobile	947.4	1,055.4	308.3	351.1
Homeowners	223.7	225.5	75.1	76.2
Other Personal	104.6	110.8	34.8	35.4

Total Personal Lines	1,275.7	1,391.7	418.2	462.7

Commercial Automobile	33.3	43.3	10.7	13.4

Total Earned Premiums	$1,727.8	$1,855.0	$568.3	$616.2

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

The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at September 30, 2010 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Sept. 30, 2010
Available for Sale Securities:
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$302.1	$279.6	$—	$581.7
States, Municipalities and Political Subdivisions	—	1,890.5	—	1,890.5
Corporate Securities:
Bonds and Notes	—	2,010.7	135.9	2,146.6
Redeemable Preferred Stocks	—	84.0	—	84.0
Mortgage and Asset-backed	—	8.1	0.5	8.6

Total Investments in Fixed Maturities	302.1	4,272.9	136.4	4,711.4
Equity Securities:
Preferred Stocks	—	116.3	8.1	124.4
Common Stocks	215.4	5.0	9.1	229.5
Other Equity Interests	—	—	61.7	61.7

Total Equity Securities	215.4	121.3	78.9	415.6

Total Available for Sale Securities	517.5	4,394.2	215.3	5,127.0
Trading Securities:
Other Investments	4.9	—	—	4.9

Total	$522.4	$4,394.2	$215.3	$5,131.9

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

Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2010 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$124.8	$70.1	$4.9	$14.0	$39.1	$252.9
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(5.5)	(5.1)	—	—	—	(10.6)
Included in Other Comprehensive Income (Loss)	8.9	2.6	(1.1)	3.7	10.5	24.6
Purchases, Sales and Settlements, Net	7.7	(67.6)	(0.2)	(0.5)	12.1	(48.5)
Transfers in and/or out of Level 3	—	—	(3.1)	—	—	(3.1)

Balance at End of Period	$135.9	$—	$0.5	$17.2	$61.7	$215.3

Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2010 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$121.6	$66.8	$0.5	$15.4	$51.5	$255.8
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(1.6)	(2.7)	—	—	—	(4.3)
Included in Other Comprehensive Income (Loss)	2.1	3.7	—	1.6	6.3	13.7
Purchases, Sales and Settlements, Net	13.8	(67.8)	—	0.2	3.9	(49.9)
Transfers in and/or out of Level 3	—	—	—	—	—	—

Balance at End of Period	$135.9	$—	$0.5	$17.2	$61.7	$215.3

The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers between levels 1 and 2 were not significant for the nine and three months ended September 30, 2010.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17 - Fair Value Measurements (continued)

Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2009 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset - Backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$128.6	$70.6	$5.6	$15.3	$44.1	$264.2
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(24.4)	(5.7)	—	(2.2)	(0.5)	(32.8)
Included in Other Comprehensive Income (Loss)	2.0	2.7	(0.2)	5.4	7.9	17.8
Purchases, Sales and Settlements, Net	(3.5)	1.0	(1.2)	—	(13.8)	(17.5)
Transfers in and/or out of Level 3	—	—	0.8	—	—	0.8

Balance at End of Period	$102.7	$68.6	$5.0	$18.5	$37.7	$232.5

Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2009 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset - Backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$114.5	$68.7	$6.1	$17.2	$40.3	$246.8
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(7.8)	(5.7)	—	0.5	0.7	(12.3)
Included in Other Comprehensive Income (Loss)	(5.3)	5.2	—	1.7	0.7	2.3
Purchases, Sales and Settlements, Net	1.3	0.4	(1.1)	—	(4.0)	(3.4)
Transfers in and/or out of Level 3	—	—	—	(0.9)	—	(0.9)

Balance at End of Period	$102.7	$68.6	$5.0	$18.5	$37.7	$232.5

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

Note 19 - Related Parties

One of Unitrin’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. In the second quarter of 2010, Unitrin’s subsidiary, Trinity, entered into an agreement with FS&C whereby FS&C provides investment management services with respect to certain assets of Trinity. Such agreement is terminable by either party at any time upon 30 days advance written notice. At September 30, 2010, Trinity had $60.1 million in assets managed by FS&C. Investment Expenses incurred in connection with such agreement were $0.1 million for the nine and three months ended September 30, 2010.

FS&C also provides investment management services with respect to certain assets of the Company’s pension plan pursuant to an agreement between the parties. Such agreement is terminable by either party at any time upon 30 days advance written notice. At September 30, 2010, the Company’s pension plan had $89.2 million in assets managed by FS&C. For the nine months and three months ended September 30, 2010, the Company’s pension plan incurred investment expenses of $0.2 million and $0.1 million, respectively, in connection with its agreement with FS&C. For the nine months and three months ended September 30, 2009, the Company’s pension plan incurred investment expenses of $0.2 million and $0.1 million, respectively, in connection with its agreement with FS&C.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 19 - Related Parties (continued)

With respect to the Company’s defined contribution plans, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. As of September 30, 2010, participants in the Company’s defined contribution plans had allocated $16.8 million for investment in the Dreyfus Appreciation Fund, representing 6% of the total amount invested in the Company’s defined contribution plans.

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

Note 20 - Relationships with Mutual Insurance Companies

Unitrin’s subsidiary, Trinity and Capitol, and Trinity and Capitol’s wholly-owned subsidiary, Old Reliable Casualty Company (“ORCC”), are parties to quota share reinsurance agreements whereby Trinity assumes 100% of the business written by Capitol and ORCC. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Five employees of the Company serve as directors of Capitol’s five-member board of directors. Nine employees of the Company also serve as directors of ORCC’s nine-member board of directors.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Results

Net Income was $121.7 million ($1.96 per unrestricted common share) and $35.7 million ($0.58 per unrestricted common share) for the nine and three months ended September 30, 2010, respectively, compared to Net Income of $98.4 million ($1.58 per unrestricted common share) and $62.1 million ($1.00 per unrestricted common share) for the same periods in 2009. Income from Continuing Operations was $122.3 million ($1.97 per unrestricted common share) and $35.5 million ($0.57 per unrestricted common share) for the nine and three months ended September 30, 2010, respectively, compared to Income from Continuing Operations of $96.1 million ($1.54 per unrestricted common share) and $61.0 million ($0.98 per unrestricted common share) for the same periods in 2009. As discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), Income from Continuing Operations increased for the nine months ended September 30, 2010 due primarily to improved operating results in the Unitrin Direct, Fireside Bank and Unitrin Specialty segments and lower Net Impairment Losses Recognized in Earnings, partially offset by lower segment operating profit in the Kemper and Life and Health Insurance segments. Income from Continuing Operations decreased for the three months ended September 30, 2010 due primarily to lower operating profit in the Life and Health Insurance, Kemper, Unitrin Specialty and Unitrin Direct segments, partially offset by higher operating profit in the Fireside Bank segment and lower Net Impairment Losses Recognized in Earnings. Operating results for the Life and Health Insurance segment for both the nine and three months ended September 30, 2010 included a charge of $14.8 million to write off goodwill related to Reserve National. Catastrophe losses from continuing operations were $58.7 million and $16.4 million before tax for the nine and three months ended September 30, 2010, respectively, compared to $49.9 million and $13.9 million for the same periods in 2009. The Company reported Loss from Discontinued Operations of $0.6 million and Income from Discontinued Operations of $0.2 million for the nine and three months ended September 30, 2010, respectively, compared to Income from Discontinued Operations of $2.3 million and $1.1 million for the same periods in 2009.

Earned Premiums were $1,727.8 million and $1,855.0 million for the nine months ended September 30, 2010 and 2009, respectively, a decrease of $127.2 million. Earned Premiums were $568.3 million and $616.2 million for the three months ended September 30, 2010 and 2009, respectively, a decrease of $47.9 million. Earned Premiums decreased in all four insurance segments.

Automobile Finance Revenues decreased by $62.5 million and $19.5 million for the nine and three months ended September 30, 2010, compared to the same periods in 2009, due to Fireside Bank’s execution of its ongoing plan to exit the automobile finance business.

Net Investment Income increased by $7.8 million for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to higher net investment income from certain Equity Method Limited Liability Investments and, to a lesser extent, higher interest from Investments in Fixed Maturities. Net Investment Income from Equity Method Limited Liability Investments was $33.3 million for the nine months ended September 30, 2010, compared to $29.3 million for the same period in 2009. Net Investment Income decreased by $13.4 million for the three months ended September 30, 2010 compared to the same period in 2009, due primarily to lower net investment income from certain Equity Method Limited Liability Investments. Net Investment Income included income of $10.5 million from Equity Method Limited Liability Investments for the three months ended September 30, 2010, compared to income of $24.8 million for the same period in 2009.

Net Realized Gains on Sales of Investments were $14.6 million and $7.2 million for the nine and three months ended September 30, 2010, respectively, compared to $17.6 million and $12.4 million for the same periods in 2009. Net Impairment Losses Recognized in Earnings were $12.7 million and $4.6 million for the nine and three months ended September 30, 2010, respectively, compared to $49.2 million and $14.5 million for the same periods in 2009, resulting from other than temporary declines in fair values of investments. The Company cannot predict if or when similar investment gains or losses may occur in the future.

Kemper

Selected financial information for the Kemper segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Earned Premiums:
Automobile	$409.9	$441.1	$135.6	$147.0
Homeowners	217.2	219.9	72.9	74.2
Other Personal	40.0	39.9	13.3	13.5

Total Earned Premiums	667.1	700.9	221.8	234.7
Net Investment Income	38.6	28.7	12.3	13.9
Other Income	0.3	0.3	0.1	0.1

Total Revenues	706.0	729.9	234.2	248.7

Incurred Losses and LAE	469.4	470.5	155.9	158.8
Insurance Expenses	182.6	198.3	61.2	63.5

Operating Profit	54.0	61.1	17.1	26.4
Income Tax Expense	(12.4)	(15.4)	(3.6)	(7.2)

Net Income	$41.6	$45.7	$13.5	$19.2

Ratios Based On Earned Premiums

	Nine Months Ended		Three Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Incurred Loss and LAE Ratio (excluding Catastrophes)	63.5%	62.9%	65.2%	64.9%
Incurred Catastrophe Loss and LAE Ratio	6.9%	4.2%	5.1%	2.8%

Total Incurred Loss and LAE Ratio	70.4%	67.1%	70.3%	67.7%
Incurred Expense Ratio	27.4%	28.3%	27.6%	27.1%

Combined Ratio	97.8%	95.4%	97.9%	94.8%

Insurance Reserves

(Dollars in Millions)	Sept. 30, 2010	Dec. 31, 2009
Insurance Reserves:
Automobile	$290.0	$300.4
Homeowners	93.1	86.4
Other Personal	38.7	35.9

Insurance Reserves	$421.8	$422.7

Insurance Reserves:
Loss Reserves:
Case	$263.2	$259.5
Incurred but Not Reported	85.1	90.1

Total Loss Reserves	348.3	349.6
LAE Reserves	73.5	73.1

Insurance Reserves	$421.8	$422.7

Kemper (continued)

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$14.9	$37.3	$4.2	$11.0
Favorable Catastrophe Loss and LAE Reserve Development, Net	4.3	17.5	0.4	5.9

Total Favorable Loss and LAE Reserve Development, Net	$19.2	$54.8	$4.6	$16.9

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	4.5%	11.5%	1.1%	3.5%

Earned Premiums in the Kemper segment decreased by $33.8 million and $12.9 million for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009, due primarily to lower volume, partially offset by higher average premium rates. Volume decreased due, in part, to Kemper’s decision to maintain its underwriting discipline and increase premium rates while facing increased competition in a soft personal lines insurance market, as well as planned decreases related to certain initiatives implemented in 2009 to improve profitability and the return on required capital. Kemper expects earned premiums to decrease for the next several quarters as lower volume is partially offset by higher average premium rates. Earned premiums on automobile insurance decreased by $31.2 million and $11.4 million for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009, due to lower volume, partially offset by higher average premium rates. The weighted-average number of automobile insurance policies in force decreased by approximately 9% and 10% for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009. Earned premiums on homeowners insurance decreased by $2.7 million and $1.3 million for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009, due primarily to lower volume, partially offset by higher average premium rates. The weighted-average number of homeowners insurance policies in force decreased by approximately 6% for both the nine and three months ended September 30, 2010, compared to the same periods in 2009. Earned premiums on other personal insurance increased by $0.1 million for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to higher average premium rates, partially offset by lower volume. Earned premiums on other personal insurance decreased by $0.2 million for the three months ended September 30, 2010, compared to the same period in 2009, due primarily to lower volume, partially offset by higher average premium rates.

Net Investment Income in the Kemper segment increased by $9.9 million for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to higher net investment income from Equity Method Limited Liability Investments and the Company reinvesting short-term investments into higher yielding fixed maturity investments. The Kemper segment reported net investment income of $11.0 million from Equity Method Limited Liability Investments for the nine months ended September 30, 2010, compared to $2.9 million for the same period in 2009. Net Investment Income in the Kemper segment decreased by $1.6 million for the three months ended September 30, 2010, compared to the same period in 2009, due primarily to lower net investment income from Equity Method Limited Liability Investments. The Kemper segment reported net investment income of $2.9 million from Equity Method Limited Liability Investments for the three months ended September 30, 2010, compared to $5.2 million for the same period in 2009.

Operating Profit in the Kemper segment decreased by $7.1 million for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to higher Incurred Losses and LAE as a percentage of earned premiums, partially offset by higher Net Investment Income and lower Insurance Expenses as a percentage of earned premiums. Operating Profit in the Kemper segment decreased by $9.3 million for the three months ended September 30, 2010, compared to the same period in 2009, due primarily to higher Incurred Losses and LAE as a percentage of earned premiums, lower Net Investment Income and higher Insurance Expenses as a percentage of earned premiums.

Kemper (continued)

Automobile insurance incurred losses and LAE were $292.4 million for the nine months ended September 30, 2010, compared to $297.9 million for the same period in 2009. Automobile insurance incurred losses and LAE decreased by $5.5 million due primarily to lower claim volume resulting principally from fewer automobile insurance policies in force, partially offset by the impact of lower favorable loss and LAE reserve development. Favorable loss and LAE reserve development was $10.8 million for the nine months ended September 30, 2010, compared to $28.3 million for the same period in 2009.

Automobile insurance incurred losses and LAE were $95.0 million for the three months ended September 30, 2010, compared to $101.1 million for the same period in 2009. Automobile insurance incurred losses and LAE decreased by $6.1 million due primarily to lower claim volume resulting principally from fewer automobile insurance policies in force, partially offset by the impact of lower favorable loss and LAE reserve development. Favorable loss and LAE reserve development was $3.6 million for the three months ended September 30, 2010, compared to $7.7 million for the same period in 2009.

Homeowners insurance incurred losses and LAE were $158.3 million for the nine months ended September 30, 2010, compared to $151.2 million for the same period in 2009. Homeowners insurance incurred losses and LAE increased by $7.1 million for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to the impact of lower favorable loss and LAE reserve development and higher catastrophe losses and LAE (excluding development), partially offset by lower non-catastrophe losses and LAE (excluding development). Favorable loss and LAE reserve development was $7.0 million for the nine months ended September 30, 2010, compared to favorable development of $24.4 million for the same period in 2009. Catastrophe losses and LAE (excluding development) on homeowners insurance were $44.1 million for the nine months ended September 30, 2010, compared to $37.8 million for the same period in 2009. Non-catastrophe losses and LAE (excluding development) decreased by $16.6 million due primarily to lower average, estimated severity of losses and lower claim volume resulting principally from fewer homeowners insurance policies in force.

Homeowners insurance incurred losses and LAE were $54.5 million for the three months ended September 30, 2010, compared to $51.2 million for the same period in 2009. Homeowners insurance incurred losses and LAE increased by $3.3 million for the three months ended September 30, 2010, compared to the same period in 2009, due primarily to the impact of lower favorable loss and LAE reserve development and higher catastrophe losses and LAE (excluding development), partially offset by lower non-catastrophe losses and LAE (excluding development). Favorable loss and LAE reserve development was $0.5 million for the three months ended September 30, 2010, compared to favorable development of $8.0 million for the same period in 2009. Catastrophe losses and LAE (excluding development) on homeowners insurance were $10.8 million for the three months ended September 30, 2010, compared to $10.0 million for the same period in 2009. Non-catastrophe losses and LAE (excluding development) decreased by $5.0 million due to lower claim volume resulting principally from fewer homeowners insurance policies in force.

Other personal insurance incurred losses and LAE were $18.7 million for the nine months ended September 30, 2010, compared to $21.4 million for the same period in 2009. Other personal insurance incurred losses and LAE decreased by $2.7 million due primarily to lower levels of non-catastrophe and catastrophe losses and LAE, partially offset by the impact of lower favorable loss and LAE reserve development. Non-catastrophe losses and LAE (excluding development) decreased by $2.5 million due to lower average, estimated severity of umbrella losses. Catastrophe losses and LAE (excluding development) were $1.2 million for the nine months ended September 30, 2010, compared to $2.1 million for the same period in 2009. Favorable loss and LAE reserve development was $1.4 million for the nine months ended September 30, 2010, compared to favorable development of $2.1 million for the same period in 2009.

Other personal insurance incurred losses and LAE were $6.4 million for the three months ended September 30, 2010, compared to $6.5 million for the same period in 2009. Other personal insurance incurred losses and LAE decreased by $0.1 million due primarily to lower levels of non-catastrophe and catastrophe losses and LAE, partially offset by the impact of lower favorable loss and LAE reserve development. Non-catastrophe losses and LAE (excluding development) decreased by $0.7 million due to lower average, estimated severity of umbrella losses. Catastrophe losses and LAE (excluding development) were $0.5 million for the three months ended September 30, 2010, compared to $0.6 million for the same period in 2009. Favorable loss and LAE reserve development was $0.5 million for the three months ended September 30, 2010, compared to favorable development of $1.2 million for the same period in 2009.

Kemper (continued)

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

Insurance Expenses decreased by $15.7 million and $2.3 million for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009. Insurance Expenses for the nine and three months ended September 30, 2009 included a reduction in expense of $2.8 million due to a change in the Kemper segment’s estimated Texas Windstorm Insurance Association (“TWIA”) assessment for Hurricane Ike. Insurance Expenses for the nine and three months ended September 30, 2009 included a charge of $2.7 million to write off the Kemper segment’s equity in the North Carolina Beach Plan (the “NC Beach Plan”) underwriting pool due to a change in the law enacted in the third quarter of 2009. Excluding the impact of the TWIA assessment and NC Beach Plan write-off, Insurance Expenses decreased due primarily to lower acquisition expenses and the favorable impact of expense savings initiatives begun in 2009.

Net Income in the Kemper segment decreased by $4.1 million and $5.7 million for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009, due primarily to the lower Operating Profit. The Kemper segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $18.4 million and $6.2 million for the nine and three months ended September 30, 2010, respectively, compared to $17.6 million and $5.9 million for the same periods in 2009.

Unitrin Specialty

Selected financial information for the Unitrin Specialty segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Earned Premiums:
Personal Automobile	$326.6	$355.6	$106.3	$118.2
Commercial Automobile	33.3	43.3	10.7	13.4

Total Earned Premiums	359.9	398.9	117.0	131.6
Net Investment Income	18.5	14.2	5.7	6.8
Other Income	0.5	0.2	0.2	0.1

Total Revenues	378.9	413.3	122.9	138.5

Incurred Losses and LAE	286.6	317.8	91.8	103.1
Insurance Expenses	69.3	74.2	23.1	24.9

Operating Profit	23.0	21.3	8.0	10.5
Income Tax Expense	(5.0)	(4.5)	(1.8)	(2.7)

Net Income	$18.0	$16.8	$6.2	$7.8

Ratios Based On Earned Premiums

	Nine Months Ended		Three Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Incurred Loss and LAE Ratio (excluding Catastrophes)	78.8%	78.8%	78.1%	76.8%
Incurred Catastrophe Loss and LAE Ratio	0.8%	0.9%	0.4%	1.5%

Total Incurred Loss and LAE Ratio	79.6%	79.7%	78.5%	78.3%
Incurred Expense Ratio	19.3%	18.6%	19.7%	18.9%

Combined Ratio	98.9%	98.3%	98.2%	97.2%

Unitrin Specialty (continued)

Insurance Reserves

(Dollars in Millions)	Sept. 30, 2010	Dec. 31, 2009
Insurance Reserves:
Personal Automobile	$180.0	$186.5
Commercial Automobile	65.9	82.9
Other	8.5	8.5

Insurance Reserves	$254.4	$277.9

Insurance Reserves:
Loss Reserves:
Case	$156.5	$169.5
Incurred but Not Reported	62.4	71.3

Total Loss Reserves	218.9	240.8
LAE Reserves	35.5	37.1

Insurance Reserves	$254.4	$277.9

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Favorable (Adverse) Loss and LAE Reserve Development, Net (excluding Catastrophes)	$(1.5)	$5.1	$1.5	$2.2
Adverse Catastrophe Loss and LAE Reserve Development, Net	(0.1)	(0.1)	—	—

Total Favorable (Adverse) Loss and LAE Reserve Development, Net	$(1.6)	$5.0	$1.5	$2.2

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	-0.6%	1.7%	0.5%	0.8%

Earned Premiums in the Unitrin Specialty segment decreased by $39.0 million and $14.6 million for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009, due to lower earned premiums for both personal automobile insurance and commercial automobile insurance. Personal automobile insurance earned premiums decreased by $29.0 million and $11.9 million for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009, due to lower volume, slightly offset by higher average premium rates. Economic conditions, increased competition and higher premium rates, particularly in California, have all contributed to a decline in the number of personal automobile insurance policies in force in the Unitrin Specialty segment over the past several quarters. There were approximately 360,000 personal automobile insurance policies in force at the beginning of 2009, rising to a peak of approximately 380,000 policies at the end of the first quarter of 2009 and then declining to approximately 332,000 policies at the end of the third quarter of 2010. Unitrin Specialty expects that policies in force will continue to decline for the next several quarters, but at a slower pace. Commercial automobile insurance earned premiums decreased by $10.0 million and $2.7 million for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009, due to lower volume and, to a lesser extent, lower average earned premium per policy. Commercial automobile insurance volume has declined due, in part, to increased competition and a contraction of the commercial automobile insurance market resulting from the continued effects of the recession. Average earned premium per policy on commercial automobile insurance has declined due, in part, to the continued shift in the mix of Unitrin Specialty’s commercial automobile insurance business towards light commercial vehicle insurance products, which carry a lower premium rate per policy than other classes of commercial vehicles.

Unitrin Specialty (continued)

Net Investment Income in the Unitrin Specialty segment increased by $4.3 million for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to higher net investment income from Equity Method Limited Liability Investments. The Unitrin Specialty segment reported net investment income of $5.3 million from Equity Method Limited Liability Investments for the nine months ended September 30, 2010, compared to $1.4 million for the same period in 2009. Net Investment Income decreased by $1.1 million for the three months ended September 30, 2010, compared to the same period in 2009, due primarily to lower net investment income from Equity Method Limited Liability Investments. The Unitrin Specialty segment reported net investment income of $1.4 million from Equity Method Limited Liability Investments for the three months ended September 30, 2010, compared to $2.5 million for the same period in 2009.

Operating Profit in the Unitrin Specialty segment increased by $1.7 million for the nine months ended September 30, 2010, compared to the same period in 2009, due to higher operating profit in personal automobile insurance, partially offset by lower operating profit in commercial automobile insurance and other insurance. Operating Profit in the Unitrin Specialty segment decreased by $2.5 million for the three months ended September 30, 2010, compared to the same period in 2009, due primarily to lower operating profit in commercial automobile insurance.

Personal automobile insurance operating profit increased by $8.6 million for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to higher net investment income and lower incurred losses and LAE as a percentage of personal automobile insurance earned premiums, partially offset by higher insurance expenses as a percentage of personal automobile insurance earned premiums. Net investment income allocated to personal automobile insurance increased by $4.0 million for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to higher investment returns on Equity Method Limited Liability Investments. Incurred losses and LAE (excluding catastrophes and development) as a percentage of personal automobile earned premiums decreased due primarily to lower frequency, partially offset by higher severity. Loss and LAE reserve development on personal automobile insurance had an adverse effect of $1.0 million for the nine months ended September 30, 2010, compared to a favorable effect of $0.8 million for the same period in 2009. See MD&A, “Critical Accounting Estimates,” of the 2009 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE. Personal automobile insurance catastrophe losses and LAE were $2.8 million for the nine months ended September 30, 2010, compared to $3.6 million for the same period in 2009. Insurance expenses as a percentage of personal automobile insurance earned premiums increased due primarily to increased investment in technology and reduced economies of scale.

Personal automobile insurance operating profit was $6.0 million for each of the three-month periods ended September 30, 2010 and 2009, as lower catastrophe losses and LAE were principally offset by lower net investment income, higher insurance expenses as a percentage of personal automobile insurance earned premiums and lower favorable loss and LAE reserve development. Personal automobile insurance catastrophe losses and LAE were $0.4 million for the three months ended September 30, 2010, compared to $2.0 million for the same period in 2009. Loss and LAE reserve development on personal automobile insurance had a favorable effect of $1.0 million for the three months ended September 30, 2010, compared to a favorable effect of $1.3 million for the same period in 2009. Net investment income allocated to personal automobile insurance decreased by $0.6 million for the three months ended September 30, 2010, compared to the same period in 2009, due primarily to lower investment returns on Equity Method Limited Liability Investments.

Commercial automobile insurance operating profit decreased by $5.3 million for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to lower favorable reserve development and higher incurred losses and LAE (excluding development) as a percentage of commercial automobile insurance earned premiums and higher insurance expenses as a percentage of commercial automobile insurance earned premiums. Favorable loss and LAE reserve development on commercial automobile insurance was $1.0 million for the nine months ended September 30, 2010, compared to $4.0 million for the same period in 2009. Incurred losses and LAE (excluding development) as a percentage of commercial automobile insurance earned premiums increased for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to higher frequency, partially offset by lower severity of losses. Net investment income allocated to commercial automobile insurance was flat for the nine months ended September 30, 2010, compared to the same period in 2009, as lower levels of investments allocated to commercial

Unitrin Specialty (continued)

automobile insurance was offset by higher investment returns on Equity Method Limited Liability Investments. Insurance expenses as a percentage of commercial automobile insurance earned premiums increased due primarily to reduced economies of scale.

Commercial automobile insurance operating profit decreased by $2.2 million for the three months ended September 30, 2010, compared to the same period in 2009, due primarily to higher incurred losses and LAE (excluding development) as a percentage of commercial automobile insurance earned premiums and, to a lesser extent, lower net investment income and higher insurance expenses as a percentage of commercial automobile insurance earned premiums. Incurred losses and LAE (excluding development) as a percentage of commercial automobile insurance earned premiums increased for the three months ended September 30, 2010, compared to the same period in 2009, due primarily to higher frequency, partially offset by lower severity of losses. Loss and LAE reserve development on commercial automobile insurance had a favorable effect of $0.7 million for the three months ended September 30, 2010, compared to a favorable effect of $0.9 million for the same period in 2009. Net investment income allocated to commercial automobile insurance decreased by $0.5 million for the three months ended September 30, 2010, due primarily to lower levels of investments allocated to commercial automobile insurance. Insurance expenses as a percentage of commercial automobile insurance earned premiums increased due primarily to reduced economies of scale.

Operating results in other insurance decreased by $1.7 million and $0.3 million for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009, due primarily to the impact of adverse loss and LAE reserve development. Loss and LAE reserve development on certain reinsurance pools in run-off, which are included in other insurance, had an adverse effect of $0.7 million for the nine months ended September 30, 2010, compared to a favorable development of $0.2 million for the same period in 2009. Loss and LAE reserve development on these reinsurance pools was not significant for either the three months ended September 30, 2010 or September 30, 2009. Loss and LAE reserve development on other personal insurance had an adverse effect of $0.9 million and $0.2 million for the nine and three months ended September 30, 2010, respectively, and was almost entirely related to two liability claims, one from 2003 and the other from 2005. Loss and LAE reserve development on other personal insurance was not significant for the nine and three months ended September 30, 2009.

Net Income in the Unitrin Specialty segment increased by $1.2 million for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to the higher operating profit. Net Income in the Unitrin Specialty segment decreased by $1.6 million for the three months ended September 30, 2010, compared to the same period in 2009, due primarily to the lower operating profit. Unitrin Specialty’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $8.8 million and $2.9 million for the nine and three months ended September 30, 2010, compared to $8.7 million and $2.9 million for the same periods in 2009.

Unitrin Direct

Selected financial information for the Unitrin Direct segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Earned Premiums:
Automobile	$210.9	$258.7	$66.4	$85.9
Homeowners	6.5	5.6	2.2	2.0
Other	0.2	0.4	—	0.2

Total Earned Premiums	217.6	264.7	68.6	88.1
Net Investment Income	16.0	12.6	4.8	6.2
Other Income	0.1	0.7	—	0.6

Total Revenues	233.7	278.0	73.4	94.9

Incurred Losses and LAE	168.2	211.4	54.5	68.8
Insurance Expenses	67.2	83.5	20.4	25.5
Write-off of Goodwill	—	1.5	—	—

Operating Profit (Loss)	(1.7)	(18.4)	(1.5)	0.6
Income Tax Benefit	2.5	8.7	1.8	0.7

Net Income (Loss)	$0.8	$(9.7)	$0.3	$1.3

Ratios Based On Earned Premiums

	Nine Months Ended		Three Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Incurred Loss and LAE Ratio (excluding Catastrophes)	76.7%	78.8%	78.8%	77.2%
Incurred Catastrophe Loss and LAE Ratio	0.6%	1.1%	0.6%	0.9%

Total Incurred Loss and LAE Ratio	77.3%	79.9%	79.4%	78.1%
Incurred Expense Ratio	30.9%	32.1%	29.7%	28.9%

Combined Ratio	108.2%	112.0%	109.1%	107.0%

Insurance Reserves

(Dollars in Millions)	Sept. 30, 2010	Dec. 31, 2009
Insurance Reserves:
Automobile	$227.4	$241.2
Homeowners	3.6	3.2
Other	1.5	2.6

Insurance Reserves	$232.5	$247.0

Insurance Reserves:
Loss Reserves:
Case	$144.1	$126.4
Incurred but Not Reported	53.8	79.8

Total Loss Reserves	197.9	206.2
LAE Reserves	34.6	40.8

Insurance Reserves	$232.5	$247.0

Unitrin Direct (continued)

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$7.8	$9.1	$0.5	$1.6
Adverse Catastrophe Loss and LAE Reserve Development, Net	(0.2)	(0.2)	—	—

Total Favorable Loss and LAE Reserve Development, Net	$7.6	$8.9	$0.5	$1.6

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	3.1%	5.5%	0.2%	1.0%

On February 13, 2009, the Company completed its acquisition of Direct Response Corporation, including its insurance subsidiaries, (“Direct Response”) in a cash transaction. Direct Response specializes in the sale of personal automobile insurance through direct mail and the internet through web insurance portals and its own websites, Response.com and Teachers.com. The results for Direct Response are included in the Unitrin Direct segment from the date of acquisition. Direct Response had earned premiums of $83.7 million for the nine months ended September 30, 2010, compared to $83.9 million from the date of acquisition through September 30, 2009.

Earned Premiums in the Unitrin Direct segment decreased by $47.1 million and $19.5 million for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009, due primarily to lower volume.

Unitrin Direct continues to modify its marketing program to target better response and conversion rates from customers with more favorable risk characteristics and place greater emphasis on improving premium rate adequacy and insurance risk selection. Unitrin Direct has substantially ceased using Direct Response’s products to write new business and has designed a new Unitrin Direct product to replace these products, as well as other products. Unitrin Direct is in the early stages of introducing this newly-designed product on a segment-wide-basis. Unitrin Direct currently estimates that this product will comprise approximately 12% of its earned premiums in 2011. The Unitrin Direct segment has implemented and continues to implement rate increases across its book of business. These actions have led to a decrease in the overall premium volume, with the number of policies in force at September 30, 2010 decreasing by 20% from the level at September 30, 2009. While premium rate increases have been and continue to be implemented over much of the Unitrin Direct segment’s book of business, average earned premiums per policy have remained relatively flat due primarily to an improvement in the risk characteristics of the book of business. In the third quarter of 2010, one of Unitrin Direct’s web insurance portal partners was purchased and the acquiring company ceased marketing for the portal. The number of new policies written through this portal has substantially declined in the third quarter and this substantial decline is expected to continue through the fourth quarter at which point the new policy sales from this portal will be minimal. The web insurance portal partner represented 9% of Unitrin Direct’s policies in force at both September 30, 2010 and December 31, 2009. The Unitrin Direct segment expects earned premiums will continue to decline, on a sequential quarter basis, for the next few quarters and then remain relatively flat throughout 2011.

Net Investment Income in the Unitrin Direct segment increased by $3.4 million for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to higher net investment income from Equity Method Limited Liability Investments and from reinvesting short-term investments into higher-yielding, fixed maturity investments. The Unitrin Direct segment reported net investment income of $4.6 million from Equity Method Limited Liability Investments for the nine months ended September 30, 2010, compared to $1.8 million for the same period in 2009.

Net Investment Income in the Unitrin Direct segment decreased by $1.4 million for the three months ended September 30, 2010, compared to the same period in 2009, due primarily to lower net investment income from Equity Method Limited Liability Investments. The Unitrin Direct segment reported net investment income of $1.2 million from Equity Method Limited Liability Investments for the three months ended September 30, 2010, compared to $2.3 million for the same period in 2009.

Unitrin Direct (continued)

The Unitrin Direct segment reported an Operating Loss of $1.7 million for the nine months ended September 30, 2010, compared to an Operating Loss of $18.4 million for the same period in 2009. The Unitrin Direct segment reported an Operating Loss of $1.5 million for the three months ended September 30, 2010, compared to an Operating Profit of $0.6 million for the same period in 2009. Operating results improved in the Unitrin Direct segment for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to lower Incurred Losses and LAE as a percentage of earned premiums, lower Insurance Expenses as a percentage of earned premiums and higher Net Investment Income. Operating results decreased in the Unitrin Direct segment for the three months ended September 30, 2010, compared to the same period in 2009, due primarily to higher Incurred Losses and LAE as a percentage of earned premiums, higher Insurance Expenses as a percentage of earned premiums and lower Net Investment Income.

Incurred Losses and LAE as a percentage of earned premiums were 77.3% for the nine months ended September 30, 2010, compared to 79.9% to for the same period in 2009. Incurred Losses and LAE as a percentage of earned premiums decreased due primarily to lower non-catastrophe losses and LAE (excluding development) and lower catastrophe losses and LAE (excluding development). Incurred Losses and LAE as a percentage of earned premiums were 79.4% for the three months ended September 30, 2010, compared to 78.1% to for the same period in 2009. Incurred Losses and LAE as a percentage of earned premiums increased due primarily to increased LAE expenses.

Incurred Losses and LAE as a percentage of earned premiums for the nine and three months ended September 30, 2010 remain significantly higher than the level required to produce an underwriting profit. Underwriting profit is a non-GAAP measure of profitability before tax used by insurance companies to measure the profits directly related to earned premiums. Accordingly, underwriting profit excludes net investment income, whereas Operating Profit, a GAAP measure, includes net investment income.

Insurance Expenses in the Unitrin Direct segment were $67.2 million, or 30.9% of earned premiums, for the nine months ended September 30, 2010, compared to $83.5 million, or 31.5% of earned premiums, for the same period in 2009. Insurance Expenses in the Unitrin Direct segment were $20.4 million, or 29.7% of earned premiums, for the three months ended September 30, 2010, compared to $25.5 million, or 28.9% of earned premiums, for the same period in 2009. Insurance Expenses decreased for the nine and three months ended September 30, 2010, compared to the same periods in 2009, due primarily to lower restructuring costs, lower salary and benefits expenses due, in part, to certain restructuring actions taken in 2009, lower bad debt expense and lower premium tax expense, partially offset by higher amortization expense related to the acquisition of Direct Response. Restructuring costs were $0.6 million and $0.1 million for the nine and three months ended September 30, 2010, respectively, compared to $7.1 million and $1.2 million, respectively, for the same periods in 2009.

Unitrin Direct reported Net Income of $0.8 million and $0.3 million for the nine and three months ended September 30, 2010, respectively, compared to a Net Loss of $9.7 million and Net Income of $1.3 million, respectively, for the same periods in 2009. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions and changes in certain recoverables that are not taxable for tax purposes. Tax-exempt investment income and dividends received deductions were $7.6 million and $2.4 million for the nine and three months ended September 30, 2010, respectively, compared to $7.3 million and $2.6 million, respectively, for the same periods in 2009. Income taxes for the nine months ended September 30, 2010 exclude a tax benefit of $0.8 million related to a reduction of $2.4 million of the Unitrin Direct segment’s estimate of certain recoverables that are not taxable for tax purposes. Income taxes for the three months ended September 30, 2010 exclude tax expense of $0.3 million related to an increase of $0.7 million of the Unitrin Direct segment’s estimate of certain recoverables that are not taxable for tax purposes.

Life and Health Insurance

Selected financial information for the Life and Health Insurance segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Earned Premiums:
Life	$298.3	$301.1	$98.9	$100.0
Accident and Health	120.5	118.9	40.5	40.1
Property	64.4	70.5	21.5	21.7

Total Earned Premiums	483.2	490.5	160.9	161.8

Net Investment Income	158.4	167.4	53.8	60.9
Other Income	0.1	0.7	0.1	0.2

Total Revenues	641.7	658.6	214.8	222.9

Policyholders’ Benefits and Incurred Losses and LAE	315.8	328.6	101.7	104.5
Insurance Expenses	210.2	211.1	71.4	70.6
Write-off of Goodwill	14.8	—	14.8	—

Operating Profit	100.9	118.9	26.9	47.8
Income Tax Expense	(40.6)	(41.2)	(14.5)	(16.1)

Net Income	$60.3	$77.7	$12.4	$31.7

Insurance Reserves

(Dollars in Millions)	Sept. 30, 2010	Dec. 31, 2009
Insurance Reserves:
Future Policyholder Benefits	$2,995.4	$2,960.3
Incurred Losses and LAE:
Life	34.2	41.7
Accident and Health	24.4	26.0
Property	21.2	19.0

Total Incurred Losses and LAE	79.8	86.7

Insurance Reserves	$3,075.2	$3,047.0

Earned Premiums in the Life and Health Insurance segment decreased by $7.3 million and $0.9 million for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009. Earned premiums on property insurance decreased by $6.1 million for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to lower volume resulting from a strategy to reduce the segment’s catastrophe exposure through the non-renewal of dwelling policies in certain coastal areas and the continued run-off of dwelling policies in all other markets, slightly offset by lower catastrophe reinsurance premiums and higher average premium rates on dwelling coverage in Texas. Earned premiums on property insurance decreased by $0.2 million for the three months ended September 30, 2010, compared to the same period in 2009, due primarily to lower volume resulting from the continued run-off of dwelling policies, slightly offset by lower catastrophe reinsurance premiums and higher average premium rates on dwelling coverage in Texas. Earned premiums on life insurance decreased by $2.8 million and $1.1 million for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009, due to lower volume, partially offset by higher average premium rates. Earned premiums on accident and health insurance increased by $1.6 million and $0.4 million for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009, due to higher average premium rates, partially offset by lower volume.

Life and Health Insurance (continued)

Over the past several years the Life and Health Insurance segment has taken several actions to reduce its exposure to catastrophe risks. These actions have included non-renewing dwelling policies in coastal areas and areas further inland and the halting of new sales of dwelling coverage in all markets. The non-renewals were substantially completed in the second quarter of 2009. As the remaining insurance policies providing dwelling coverage run off over the next several years, the Life and Health Insurance segment expects that its exposure to catastrophe risks will continue to decline along with the related earned premiums. Earned premiums from dwelling coverage comprised 34% of the Life and Health Insurance segment’s earned premiums on property insurance for the nine months ended September 30, 2010, compared to 39% for the same period in 2009. Earned premiums from dwelling coverage comprised 33% of the Life and Health Insurance segment’s earned premiums on property insurance for the three months ended September 30, 2010, compared to 36% for the same period in 2009.

The Company believes that some, but not all, of the health insurance products sold by its subsidiary, Reserve National, could be adversely impacted by some provisions of the Health Care Acts that were signed into law in the first quarter of 2010. In particular, a provision which sets minimum loss ratios for health insurance policies could adversely impact Reserve National’s business prospects. Such affected health insurance products accounted for approximately 44% of the Life and Health Insurance segment’s accident and health insurance earned premiums for the nine months ended September 30, 2010. Based on the status of the Reserve National sales process to date (see Note 1, “Basis of Presentation,” and Note 2, “Goodwill,” to the Condensed Consolidated Financial Statements), the continuing uncertainty about the impact of the Health Care Acts on Reserve National’s operations and the increased likelihood that the minimum loss ratio provisions of the Health Care Acts would apply to Reserve National’s non-comprehensive health insurance coverages, the Company determined that goodwill associated with Reserve National was impaired and not recoverable at September 30, 2010 and wrote off $14.8 million of goodwill in the third quarter of 2010. See Note 5, “Goodwill,” to the Condensed Consolidated Financial Statements.

Net Investment Income in the Life and Health Insurance segment decreased by $9.0 million and $7.1 million for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009, due primarily to lower net investment income from Equity Method Limited Liability Investments, partially offset by higher net investment income from investments in fixed maturities. The Life and Health Insurance segment reported net investment income of $9.3 million and $4.3 million from Equity Method Limited Liability Investments for the nine and three months ended September 30, 2010, respectively, compared to net investment income of $22.4 million and $13.2 million, respectively, for the same periods in 2009.

Policyholders’ Benefits and Incurred Losses and LAE decreased by $12.8 million for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to lower losses and LAE on property insurance and, to a lesser extent, lower policyholders’ benefits on life insurance. Policyholders’ benefits on life insurance were $202.4 million for nine months ended September 30, 2010, compared to $205.9 million for the same period in 2009, and decreased due primarily to lower mortality experience on life insurance and the impact of lower volume of life insurance in force. Policyholders’ benefits and incurred losses and LAE on accident and health insurance were $73.4 million for the nine months ended September 30, 2010, compared to $73.3 million for the same period in 2009. Incurred accident and health losses as a percentage of earned premiums decreased due primarily to lower Medicare supplement accident and health insurance claims as a percentage of earned premiums partially offset by higher first time cancer related incurred accident and health insurance claims as a percentage of accident and health insurance earned premiums. Incurred Losses and LAE, net of reinsurance, on property insurance were $40.0 million for the nine months ended September 30, 2010, compared to $49.4 million for the same period in 2009, and decreased due primarily to lower adverse loss and LAE reserve development, lower catastrophe losses and LAE (excluding development) and lower non-catastrophe losses and LAE. Adverse loss reserve development on property insurance was $5.7 million (including adverse development of $5.0 million on catastrophes) for the nine months ended September 30, 2010, compared to adverse development of $10.8 million (including adverse development of $7.9 million on catastrophes) for the same period in 2009. Catastrophe losses and LAE, net of reinsurance (excluding development), were $3.5 million for the nine months ended September 30, 2010, compared to $6.2 million for the same period in 2009.

The Life and Health Insurance segment has a number of pending legal matters related to catastrophes and storms and could continue to report either favorable or unfavorable catastrophe reserve development in future periods depending on the resolution of these matters. See Note 18, “Contingencies,” to the Condensed Consolidated Financial Statements.

Life and Health Insurance (continued)

Policyholders’ Benefits and Incurred Losses and LAE decreased by $2.8 million for the three months ended September 30, 2010, compared to the same period in 2009, due primarily to lower policyholders’ benefits and incurred losses and LAE on accident and health insurance. Policyholders’ benefits and incurred losses and LAE on accident and health decreased to $23.3 million for the three months ended September 30, 2010, from $26.1 million for the same period in 2009, and due primarily to lower limited benefit medical incurred accident and health insurance claims as a percentage of accident and health insurance earned premiums, partially offset by higher first time cancer related incurred accident and health insurance claims as a percentage of accident and health insurance earned premiums. Losses and LAE, net of reinsurance (excluding development), on property insurance were $12.1 million for the three months ended September 30, 2010, compared to $11.2 million for the same period in 2009, and increased due to higher catastrophe losses and LAE (excluding development). Catastrophe losses and LAE, net of reinsurance (excluding development), were $1.3 million for the three months ended September 30, 2010, compared to $0.5 million for the same period in 2009. Adverse loss reserve development on property insurance was $3.2 million (including adverse development of $2.9 million on catastrophes) for the three months ended September 30, 2010, compared to adverse development of $4.1 million (all arising from catastrophes) for the same period in 2009.

Net Income in the Life and Health Insurance segment was $60.3 million and $12.4 million for the nine and three months ended September 30, 2010, respectively, compared to $77.7 million and $31.7 million, respectively, for the same periods in 2009.

Fireside Bank

Selected financial information for the Fireside Bank segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Interest, Loan Fees and Earned Discounts	$78.9	$139.4	$22.4	$41.2
Other Automobile Finance Revenues	1.0	3.0	0.2	0.9

Total Automobile Finance Revenues	79.9	142.4	22.6	42.1
Net Investment Income	1.5	2.3	0.5	0.6

Total Revenues	81.4	144.7	23.1	42.7

Provision for Loan Losses	(3.7)	50.1	(6.6)	14.4
Interest Expense on Certificates of Deposits	21.8	34.6	6.5	10.1
Incentives to Close Deposit Accounts Early	3.0	0.1	1.5	—
General and Administrative Expenses	45.6	61.4	16.4	14.8

Operating Profit (Loss)	14.7	(1.5)	5.3	3.4
Income Tax Expense	(5.8)	(5.8)	(2.1)	(1.0)

Net Income (Loss)	$8.9	$(7.3)	$3.2	$2.4

Automobile Loan Originations	$—	$77.0	$—	$—

Automobile Loan Receivables

(Dollars in Millions)	Sept. 30, 2010	Dec. 31, 2009
Sales Contracts and Loans Receivable	$459.6	$749.5
Unearned Discounts and Deferred Fees	(2.2)	(5.4)

Net Automobile Loan Receivables Outstanding	457.4	744.1
Reserve for Loan Losses	(60.0)	(83.3)

Automobile Loan Receivables	$397.4	$660.8

Fireside Bank (continued)

Automobile Loan Receivables

	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding
(Dollars in Millions)	September 30, 2010		December 31, 2009
Current Loan Balances	$291.1	63.6%	$444.4	59.7%
Delinquent Loan Balances:
Less than 30 Days Delinquent	145.1	31.7%	223.6	30.0%
30 Days to 59 Days Delinquent	16.8	3.7%	57.9	7.8%
60 Days to 89 Days Delinquent	3.5	0.8%	14.1	1.9%
Delinquent 90 Days or Greater	0.9	0.2%	4.1	0.6%

Net Automobile Loan Receivables Outstanding	457.4	100.0%	744.1	100.0%

Reserve for Loan Losses	(60.0)	13.1%	(83.3)	11.2%

Automobile Loan Receivables	$397.4		$660.8

Reserve for Loan Losses

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Reserve for Loan Losses - Beginning of Period	$83.3	$120.1	$74.8	$108.3
Provision for Loan Losses	(3.7)	50.1	(6.6)	14.4
Net Recovery (Charge-off):
Automobile Loan Receivables Charged Off	(48.4)	(99.1)	(16.9)	(32.2)
Automobile Loan Receivables Recovered	28.8	27.4	8.7	8.0

Net Charge-off	(19.6)	(71.7)	(8.2)	(24.2)

Reserve for Loan Losses - End of Period	$60.0	$98.5	$60.0	$98.5

Fireside Bank (continued)

Certificates of Deposits

(Dollars in Millions)	Sept. 30, 2010	Dec. 31, 2009
Due in One Year or Less	$208.7	$245.4
Due after One Year to Two Years	186.5	228.5
Due after Two Years to Three Years	13.9	202.8
Due after Three Years to Four Years	0.1	5.5
Due after Four Years to Five Years	—	0.2

Total Certificates of Deposits at Cost	$409.2	$682.4

Weighted-average Yield on Certificates of Deposits	5.3%	5.0%

Capital

(Dollars in Millions)	Sept. 30, 2010	Dec. 31, 2009
Capital	$243.4	$233.4

Ratio of Tier 1 Capital to Total Average Assets	31.0%	21.3%

As more fully discussed in the 2009 Annual Report, near the end of the first quarter of 2009 Fireside Bank began a plan to exit the automobile finance business and wind down its operations in an orderly fashion over the next several years. The exit plan continues to favorably exceed the Company’s original expectations. Net Automobile Loan Receivables Outstanding has declined steadily to $457.4 million at September 30, 2010 from $1,125.2 million at March 31, 2009, while Certificates of Deposits has declined to $409.2 million at September 30, 2010 from $1,054.4 million at March 31, 2009. Fireside Bank’s liquidity has increased as measured by the ratio of cash and investments to certificates of deposits. Cash and investments totaled $240.5 million, or 58.8% of Certificates of Deposits at September 30, 2010, compared to $204.7 million, or 19.4% of Certificates of Deposits at March 31, 2009. Fireside Bank estimates that collections of automobile loans receivables will be approximately $321 million over the next 15 months. The Company expects that the Fireside Bank segment will report positive bottom line results for the fourth quarter of 2010 and the full year. Fireside Bank’s ratio of Tier 1 capital to total average assets increased from 15.6% at March 31, 2009 to 31.0% at September 30, 2010. The Company expects Fireside Bank’s ratio of Tier 1 capital to total average assets will continue to remain well above regulatory requirements through the remainder of 2010 and 2011.

Interest, Loan Fees and Earned Discounts in the Fireside Bank segment decreased by $60.5 million and $18.8 million for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009, due primarily to lower levels of Sales Contracts and Loans Receivable resulting from the cessation of lending activities in connection with the exit plan. Sales Contracts and Loans Receivable was $459.6 million at September 30, 2010, compared to $874.4 million at September 30, 2009. Fireside Bank has no loans outstanding that are secured by real estate. Fireside Bank has not sold or securitized any portion of its loan portfolio.

The Fireside Bank segment reported Operating Profit of $14.7 million for the nine months ended September 30, 2010, compared to an Operating Loss of $1.5 million for the same period in 2009. The Fireside Bank segment reported Operating Profit of $5.3 million for the three months ended September 30, 2010, compared to Operating Profit of $3.4 million for the same period in 2009. Operating results improved for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to a negative provision for loan losses of $3.7 million in 2010, compared with a positive provision of $50.1 million in 2009, lower General and Administrative Expenses and lower Interest Expense on Certificates of Deposits, partially offset by lower Interest Income, Loan Fees and Earned Discounts and higher Incentives to Close Deposit Accounts Early. Operating results improved for the three months ended September 30, 2010, compared to the same period in 2009, due primarily to a negative provision for loan losses of $6.6 million in 2010, compared to a positive provision of $14.4 million in 2009, lower Interest Expense on Certificates of Deposits, partially offset by lower Interest Income, Loan Fees and Earned Discounts and higher General and Administrative Expenses.

Fireside Bank (continued)

The Provision for Loan Losses decreased by $53.8 million and $21.0 million for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009, due primarily to the cessation of all lending activities in connection with the exit plan and a lower rate of Net Charge-Off than previously anticipated for automobile loans originated in prior years. The Reserve for Loan Losses is maintained at a level that considers such factors as actual and expected loss experience, regulatory requirements and economic conditions to provide for estimated loan losses. Any change in these factors will result in either an addition to, or reduction in, the Provision for Loan Losses in future periods. Net Charge-off decreased by $52.1 million and $16.0 million for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009, due to the lower level of Net Automobile Loan Receivables Outstanding and improved collection results. The improved collection results were partially the result of Fireside Bank maintaining a higher ratio of collectors to the number of delinquent customer accounts than in prior periods. Approximately 65% of Net Automobile Loan Receivables are concentrated in the state of California, where the unemployment rate has been higher than the national average over the last several years.

Fireside Bank’s loan portfolio delinquency has typically followed a seasonal pattern in which quarter-end delinquency is at its highest point at the end of the year, at its lowest point at the end of the first quarter, and then trends higher at the end of the second and third quarters. However, loan portfolio delinquency measured as a percentage of loans outstanding has not followed this pattern in 2010, but rather has trended lower in the second and third quarters of 2010. Fireside Bank cannot currently predict whether a new seasonal pattern is emerging or if loan portfolio delinquency as measured as a percentage of loans outstanding will trend higher in the fourth quarter and revert to the seasonal pattern that it has typically followed. Fireside Bank does, however, expect that while delinquent accounts measured in dollars will continue to decline as the loan portfolio declines, delinquency as a percentage of loans outstanding may increase compared to the same periods in prior years. Fireside Bank has historically had many customers who have fallen behind one or two loan payments, but have continued to make regular monthly payments. Fireside Bank expects that the number of these delinquent, but regularly paying, customers will decline at a slower pace than the overall loan portfolio and, accordingly, will comprise a greater percentage of the loan portfolio over time.

The Reserve for Loan Losses as a percentage of Net Automobile Loan Receivables was 13.1% at September 30, 2010, compared to 11.2% at December 31, 2009. The Reserve for Loan Losses was $60.0 million at September 30, 2010, while Delinquent Loan Balances 30 Days or greater totaled $21.2 million. The Reserve for Loan Losses was $83.3 million at December 31, 2009, while Delinquent Loan Balances 30 Days or greater totaled $76.1 million.

Interest Expense on Certificates of Deposits decreased by $12.8 million and $3.6 million for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009, due primarily to lower levels of deposits. Fireside Bank is making interest payments and redemptions on outstanding certificates of deposits in the ordinary course of business. In connection with the exit plan, Fireside Bank no longer permits depositors to renew existing Certificates of Deposits when they mature and is not opening new certificate of deposit accounts.

Fireside Bank has offered incentives to certain depositors to redeem their certificates of deposits earlier than their scheduled maturity. Fireside Bank redeemed $57.4 million and $19.8 million of certificates of deposits for the nine and three months ended September 30, 2010, respectively, and paid incentives of $3.0 million and $1.5 million, respectively, in connection with such offers. Fireside Bank paid incentives of $0.1 million for the nine months ended September 30, 2009 in connection with such offers.

General and Administrative Expenses decreased by $15.8 million for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to the cessation of all lending activities in 2009 and a decline in costs associated with a smaller loan portfolio. General and Administrative Expenses increased by $1.6 million for the three months ended September 30, 2010, compared to the same period in 2009, due primarily to early lease termination costs of $3.5 million related to the termination of a portion of Fireside Bank’s lease of its main office located in Pleasanton, California, partially offset by lower salary and related expenses. Including the early lease termination costs, Fireside Bank incurred $6.0 million and $4.2 million of pre-tax restructuring charges for the nine and three months ended September 30, 2010, respectively, related to its plan to exit the automobile finance business. Fireside Bank incurred $10.3 million and $1.5 million of pre-tax restructuring charges for the nine and three months ended September 30, 2009, respectively, related to its plan to exit the automobile finance business.

Fireside Bank (continued)

The Fireside Bank segment reported Net Income of $8.9 million for the nine months ended September 30, 2010, compared to a Net Loss of $7.3 million for the same period in 2009. The Fireside Bank segment reported Net Income of $3.2 million for the three months ended September 30, 2010, compared to $2.4 million for the same period in 2009. Income tax expense for the nine and three months ended September 30, 2010 included tax benefits of $0.5 million and $0.2 million, respectively, for decreases in the valuation allowance for deferred state income taxes, net of federal taxes. Income tax expense for the nine months ended September 30, 2009 included tax expense of $6.3 million for an increase in the valuation allowance for deferred state income taxes, net of federal benefit, due to the decision to exit the automobile finance business. The Fireside Bank segment’s effective tax rate differs from the Federal statutory tax rate due primarily to state income taxes.

Investment Results

Investment Income

Net Investment Income for the nine and three months ended September 30, 2010 and 2009 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Investment Income:
Interest and Dividends on Fixed Maturities	$185.3	$181.7	$61.0	$60.5
Dividends on Equity Securities	11.2	9.8	4.0	3.3
Short-term Investments	0.3	0.9	0.1	0.2
Loans to Policyholders	12.3	11.5	4.2	4.0
Real Estate	20.2	21.5	6.7	6.9
Equity Method Limited Liability Investments	33.3	29.3	10.5	24.8
Other	—	0.3	—	—

Total Investment Income	262.6	255.0	86.5	99.7
Investment Expenses:
Real Estate	19.4	20.0	6.4	6.2
Other Investment Expenses	0.7	0.3	0.2	0.2

Total Investment Expenses	20.1	20.3	6.6	6.4

Net Investment Income	$242.5	$234.7	$79.9	$93.3

Net Investment Income was $242.5 million and $234.7 million for the nine months ended September 30, 2010 and 2009, respectively. Net Investment Income increased by $7.8 million for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to higher net investment income from Equity Method Limited Liability Investments and higher interest and dividends on fixed maturities. The Company reported net investment income of $33.3 million from Equity Method Limited Liability Investments for the nine months ended September 30, 2010, compared to net investment income of $29.3 million for the same period in 2009. Investment income from Equity Method Limited Liability Investments increased in 2010, compared to 2009, due primarily to increased investment returns. Interest and dividends on fixed maturities increased by $3.6 million for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to a higher level of fixed maturities due, in part, to the Company reinvesting a portion of its short-term investments in fixed maturities.

Investment Results (continued)

Net Investment Income was $79.9 million and $93.3 million for the three months ended September 30, 2010 and 2009, respectively. Net Investment Income decreased by $13.4 million for the three months ended September 30, 2010, compared to the same period in 2009, due primarily to lower net investment income from Equity Method Limited Liability Investments. The Company reported net investment income of $10.5 million from Equity Method Limited Liability Investments for the three months ended September 30, 2010, compared to $24.8 million for the same period in 2009. Investment income from Equity Method Limited Liability Investments decreased in 2010, compared to 2009, due primarily to decreased investment returns.

Total Comprehensive Investment Gains

Total Comprehensive Investment Gains are comprised of Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings that are reported in the Condensed Consolidated Statements of Income and other investment gains and losses that are not reported in the Condensed Consolidated Statements of Income, but rather are reported in a consolidated statement of comprehensive income. The components of Total Comprehensive Investment Gains for the nine and three months ended September 30, 2010 and 2009 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Fixed Maturities:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	$5.7	$7.3	$0.9	$3.9
Losses on Sales	—	(0.3)	—	(0.2)
Net Impairment Losses Recognized in Earnings	(12.4)	(41.2)	(4.6)	(14.5)

Total Recognized in Condensed Consolidated Statements of Income	(6.7)	(34.2)	(3.7)	(10.8)
Recognized in Other Comprehensive Gains	272.7	270.9	110.5	209.6

Total Comprehensive Investment Gains on Fixed Maturities	266.0	236.7	106.8	198.8

Equity Securities:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	7.7	9.8	5.7	8.3
Net Impairment Losses Recognized in Earnings	(0.3)	(8.0)	—	—

Total Recognized in Condensed Consolidated Statements of Income	7.4	1.8	5.7	8.3
Recognized in Other Comprehensive Gains	71.4	42.5	67.8	18.5

Total Comprehensive Investment Gains on Equity Securities	78.8	44.3	73.5	26.8

Investee:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	0.8	—	—	—
Recognized in Other Comprehensive Gains (Losses)	2.9	(3.2)	7.9	6.2

Total Comprehensive Investment Gains (Losses) on Investee	3.7	(3.2)	7.9	6.2

Other Investments:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	0.1	—	0.1	—
Losses on Sales	(0.1)	(0.1)	—	(0.1)
Trading Securities Net Gains	0.4	0.9	0.5	0.5

Total Recognized in Condensed Consolidated Statements of Income	0.4	0.8	0.6	0.4

Total Comprehensive Investment Gains	$348.9	$278.6	$188.8	$232.2

Recognized in Condensed Consolidated Statements of Income	$1.9	$(31.6)	$2.6	$(2.1)
Recognized in Other Comprehensive Income	347.0	310.2	186.2	234.3

Total Comprehensive Investment Gains	$348.9	$278.6	$188.8	$232.2

Investment Results (continued)

Other-than-Temporary Impairment

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Income in the period that the declines are determined to be other-than-temporary. Net Impairment Losses recognized in the Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2010 include OTTI losses of $12.7 million and $4.6 million, respectively, from other-than-temporary declines in the fair values of investments. OTTI losses recognized in the Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2010 included pre-tax losses of $9.8 million and $4.6 million, respectively, due to the deterioration of the business prospects of a single issuer in the waste management business. OTTI losses recognized in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2010 included pre-tax foreign currency losses of $2.1 million.

Net Impairment Losses recognized in the Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2009 include OTTI losses of $49.2 million and $14.5 million, respectively, from other-than-temporary declines in the fair values of investments. OTTI losses recognized in the Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2009 included pre-tax losses of $24.2 million and $8.1 million, respectively, due to the deterioration of the business prospects of a single issuer in the manufacturing business.

Investment Quality and Concentrations

The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At September 30, 2010, nearly 95% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poors (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Services (“Moody’s”); or a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. The Company has not made significant investments in securities that are directly or indirectly related to sub-prime mortgage loans including, but not limited to, collateralized debt obligations and structured investment vehicles.

The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at September 30, 2010 and December 31, 2009:

		September 30, 2010		December 31, 2009
NAIC Rating	S & P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,721.9	79.0%	$3,678.4	80.6%
2	BBB	746.2	15.9%	650.3	14.3%
3	BB	118.8	2.5%	110.4	2.4%
4	B	30.3	0.6%	27.1	0.6%
5	CCC	79.6	1.7%	74.1	1.6%
6	In or Near Default	14.6	0.3%	21.1	0.5%

Total Investments in Fixed Maturities		$4,711.4	100.0%	$4,561.4	100.0%

Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $4.6 million and $14.9 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, the Company had $1,890.5 million of investments in municipal bonds, of which $525.1 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment credit-risk strategy is to focus on the underlying credit rating of the issuer and not to rely on the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the average underlying rating of the Company’s entire municipal bond portfolio is AA, the majority of which are direct obligations of states.

Investment Quality and Concentrations (continued)

The following table summarizes the credit enhanced ratings and underlying ratings of the Company’s investments in obligations of states, municipalities and political subdivisions, which are included in the preceding table of the credit quality of the Company’s fixed maturity investment portfolio at September 30, 2010:

	Credit Enhanced Rating		Underlying Rating
S & P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
AAA	$416.4	22.0%	$404.5	21.4%
AA	1,365.6	72.3%	1,373.3	72.7%
A	97.2	5.1%	97.2	5.1%
BBB	9.6	0.5%	13.8	0.7%
Below Investment Grade	1.7	0.1%	1.7	0.1%

Total Investments in States, Municipalities and Political Subdivisions	$1,890.5	100.0%	$1,890.5	100.0%

The following table summarizes the fair value of the Company’s Investments in Fixed Maturities by industry at September 30, 2010 and December 31, 2009:

(Dollars in Millions)	Sept. 30, 2010	Dec. 31, 2009
States, Municipalities and Political Subdivisions	$1,890.5	$1,745.3
Manufacturing	1,069.0	928.8
Finance, Insurance and Real Estate	576.6	608.8
U.S. Government and Government Agencies and Authorities	581.7	720.9
Transportation, Communication and Utilities	245.4	236.2
Services	198.2	181.9
Mining	61.1	58.4
Wholesale Trade	37.5	33.3
Retail Trade	35.0	32.3
Agriculture, Forestry and Fishing	15.8	14.9
Other	0.6	0.6

Total Investments in Fixed Maturities	$4,711.4	$4,561.4

Fifty-eight companies comprised over 75% of the Company’s fixed maturity exposure to the Manufacturing industry at September 30, 2010, with the largest single exposure, Caterpillar, Inc., comprising 2.6%, or $27.8 million, of the Company’s fixed maturity exposure to such industry. Twenty-seven companies comprised over 75% of the Company’s exposure to the Finance, Insurance and Real Estate industry at September 30, 2010, with the largest single exposure, Wells Fargo Corporation, comprising 6.5%, or $37.3 million, of the Company’s exposure to such industry.

Investment Quality and Concentrations (continued)

The following table summarizes the fair value of the Company’s ten largest investment exposures at September 30, 2010:

(Dollars in Millions)	Fair Value
U.S. Treasury Bonds, Notes and Bills:
Fixed Maturities	$302.1
Short Term	81.9

Total U.S. Treasuries	384.0

Government National Mortgage Association:
Fixed Maturities	199.2
Tennebaum Capital Partners Sponsored Entities:
Equity Method Limited Liability Investments	198.2
Intermec:
Equity Securities - Common Stocks	136.8
Goldman Sachs and its Sponsored Entities:
Fixed Maturities	9.8
Equity Securities - Other Equity Interests	23.3
Mutual Funds	0.3
Equity Method Limited Liability Investments	58.0

Total Goldman Sachs and its Sponsored Entities	91.4

State of Louisiana and Political Subdivisions Thereof:
Fixed Maturities	88.8
State of Pennsylvania and Political Subdivisions Thereof:
Fixed Maturities	84.0
State of Georgia and Political Subdivisions Thereof:
Fixed Maturities	76.6
State of Hawaii and Political Subdivisions Thereof:
Fixed Maturities	74.7
State of Connecticut and Political Subdivisions Thereof:
Fixed Maturities	73.9

Total	$1,407.6

At September 30, 2010, the Company’s fixed maturity investments in U.S. Treasury securities consisted of various maturities principally ranging from less than one year to 21 years with an effective duration of approximately four years. The Company’s short-term investments in U.S. Treasury securities consisted of $76.9 million of U.S. Treasury Bills with maturities, typically, of less than one week and $5.0 million of U.S. Treasury Bonds and Notes with a maturity of less than one year at the date of purchase. In addition to these investments, the Company had $250.1 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government and $45.0 million invested in money market funds which primarily invest in U.S. Treasury securities. At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed. The Company does not have any investments in sovereign debt securities issued by foreign governments.

Investment Quality and Concentrations (continued)

The Company has exposure to the residential mortgage industry primarily by virtue of its investments in Government National Mortgage Association (“Ginnie Mae”), Fannie Mae, Federal Home Loan Banks (“FHLB”), U.S. Department of Housing and Urban Development (“HUD”) and Freddie Mac. The fair value of the Company’s investments in fixed maturities issued by Ginnie Mae, Fannie Mae, HUD, FHLB, and Freddie Mac were $199.2 million, $39.2 million, $17.8 million, $7.9 million and $2.4 million, respectively, at September 30, 2010. Fannie Mae, FHLB and Freddie Mac are each U.S. government-sponsored and federally-chartered entities, which were privately capitalized, whereas HUD and Ginnie Mae are U.S. government-owned corporations. Securities issued by HUD and Ginnie Mae are backed by the full faith and credit of the U.S. government. On September 7, 2008, Fannie Mae and Freddie Mac were placed in conservatorship. Approximately 20.8% of the Company’s investments in the fixed maturities of Fannie Mae, FHLB and Freddie Mac are in general obligations issued by Fannie Mae, FHLB and Freddie Mac, with the balance invested in various mortgage-backed securities (“MBS”). In contrast, principal payments of MBS vary with the underlying mortgages associated with them. The Company has no exposures to interest-only or principal-only investment strips. The Company’s investments in Ginnie Mae securities consist of various mortgage pools and pass-through certificates. Ginnie Mae guarantees the payment of principal and interest on these securities, which vary with the underlying mortgages. In addition to the Company’s investments in Fannie Mae, Ginnie Mae, FHLB, HUD and Freddie Mac securities, the Company had investments in other U.S. government sponsored or owned corporations totaling $13.1 million at September 30, 2010. At September 30, 2010, the Company also owned $2.1 million of MBS issued by private companies, $1.8 million of which the underlying collateral may be considered sub-prime.

The Company had $377.4 million invested in various limited liability investment companies and limited partnerships at September 30, 2010, of which $61.7 million was included in the Company’s Investments in Equity Securities and $315.7 million was included in Other Investments. As limited liability investment companies and limited partnerships, these entities are required to follow certain specialized industry accounting which requires that unrealized gains and losses be reported in their statements of income. The Company is required to account for some of its investments in these entities, namely those entities in which the Company’s interest is not deemed minor, under the equity method of accounting. This specialized accounting requiring income or loss recognition, as the case may be, of unrealized gains and losses, along with the Company’s requirement to account for some of these investments under the equity method of accounting, adds a degree of volatility to the Company’s net investment income. The Company had ownership interests totaling $198.2 million in such entities sponsored by Tennenbaum Capital Partners, LLC (“TCP”) reported as Equity Method Limited Liability Investments and included in Other Investments at September 30, 2010. TCP is a private investment firm that specializes in investing in companies undergoing change due to industry trends, economic cycles or specific company circumstances. As such, the TCP-sponsored entities in which the Company invests employ a long-term investment strategy focused on opportunities investments that may include holdings in illiquid securities such as distressed debt or leveraged loans. See MD&A, “Distressed and Mezzanine Debt and Secondary Transactions Investments.” From time to time, the Company may also invest directly in some of the companies in which the TCP-sponsored entities invest. The fair value of the Company’s direct investments in such companies was $28.9 million at September 30, 2010. The Company has $10.0 million of commitments to make future investments in TCP-sponsored entities at September 30, 2010. Goldman Sachs Group, Inc. (“Goldman Sachs”), a bank holding company and a leading global investment banking, securities and investment management firm, sponsors certain other limited partnerships in which the Company invests. The Company’s investments in Goldman Sachs-sponsored entities focus on two distinct investment strategies. One strategy focuses on providing liquidity or partnering solutions for investors in existing private equity assets and providing capital or partnering solutions for portfolio managers, commonly referred to as secondary transactions. The other strategy focuses on investments in mezzanine securities, which principally include fixed income securities, such as debt and preferred stock, and may also include an equity component, such as warrants, options or common stock. Equity Securities and Other Investments include $23.3 million and $58.0 million, respectively, related to the Company’s investments in Goldman Sachs-sponsored entities at September 30, 2010. The Company is also committed to making future contributions of $55.8 million to Goldman Sachs-sponsored entities to fund future investments.

Investment Quality and Concentrations (continued)

At September 30, 2010, the Company had significant exposure to changes in the fair value of one public company, Intermec, by virtue of its investments in its common stock. Intermec has described itself as a leader in global supply chain solutions and in the design, development, manufacture and integration of wired and wireless automated data collection, mobile computing systems, bar code printers, label media and RFID (radio frequency identification). Intermec’s products and services are used by customers in many industries to improve productivity, quality and responsiveness of business operations, from supply chain management and enterprise resource planning to field sales and service. Intermec’s products and services are sold globally to a diverse set of customers in markets such as manufacturing, warehousing, direct store delivery, retail, consumer goods, field services, government, security, healthcare, transportation and logistics.

The Company’s investment in the common stock of Intermec, which previously was accounted for under the equity method of accounting and was reported in Investment in Investee in the Condensed Consolidated Balance Sheet at December 31, 2009, had a fair value of $136.8 million and was reported in Investments in Equity Securities in the Condensed Consolidated Balance Sheet at September 30, 2010. During the second and third quarters of 2010, Unitrin’s subsidiary, Trinity, sold a total of 1.5 million shares of Intermec under a pre-arranged trading plan with UBS Financial Services Inc. in accordance with SEC Rule 10b5-1 promulgated under the Exchange Act. The Trading Plan was adopted to facilitate the Company’s diversification objectives for its investment portfolio. Following the sales, the Company owned 11,157,764 shares of Intermec common stock, or approximately 18% of Intermec’s outstanding common stock reported in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. See Note 3, “Investments,” to the Condensed Consolidated Financial Statements.

The Company’s Investments in Fixed Maturities included investments in the obligations of 47 states, and municipalities and political subdivisions thereof, with a fair value of $1,890.5 million at September 30, 2010, of which $1,566.6 million are callable prior to their maturity at or above par. Some of the states provide premium tax incentives to insurance companies that invest in their states.

Securities Lending, Credit Default Swaps, Hedging Activities

The Company does not directly participate, as either a lender or borrower of securities, in any securities lending program. The Company does not participate directly in credit default swaps. The Company does not engage directly in hedging activities including, but not limited to, activities involving interest rate swaps, forward foreign currency contracts, commodities contracts, exchange traded and over-the-counter options or warrants. The Company has limited exposure to such programs and activities by virtue of its investments in Highbridge Capital LP (“Highbridge”). The Company’s investment in Highbridge was $2.8 million at September 30, 2010 and consisted solely of restricted assets that are being redeemed over several periods.

Distressed and Mezzanine Debt and Secondary Transactions Investments

The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships, which are reported as Equity Method Limited Liability Investments and included in Other Investments at September 30, 2010 and December 31, 2009 are summarized below:

	Asset Class	Unfunded Commitment	Carrying Value		Stated Fund Maturity Date
(Dollars in Millions)		Sept. 30, 2010	Sept. 30, 2010	December 31, 2009
Special Value Opportunity Fund, LLC	Distressed Debt	$—	$82.7	$82.2	7/13/2014
Tennenbaum Opportunities Fund V, LLC	Distressed Debt	—	90.5	85.0	10/10/2016
Goldman Sachs Vintage Fund IV, L.P.	Secondary Transactions	23.8	58.0	39.1	12/31/2016
Special Value Continuation Fund, LLC	Distressed Debt	—	25.0	22.4	6/30/2016
NY Life Investment Management Mezzanine Partners II, LP	Mezzanine Debt	2.2	21.2	18.3	7/31/2016
BNY Mezzanine Partners L.P.	Mezzanine Debt	4.1	12.8	13.8	4/17/2016
BNY-Alcentra Mezzanine Partners III, LP	Mezzanine Debt	44.7	0.3	—	2021-2022
Other Funds		8.7	25.2	24.7	2015-2016

Total		$83.5	$315.7	$285.5

The Company had unfunded commitments of $74.4 million at September 30, 2010 related to its investments in limited liability investment companies and limited partnerships that are not accounted for under the equity method of accounting.

Interest and Other Expenses

Interest and Other Expenses was $49.9 million and $16.1 million for the nine and three months ended September 30, 2010, respectively, compared to $47.5 million and $15.5 million for the same periods in 2009. Interest and Other Expenses increased by $2.4 million and $0.6 million for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009, due primarily to higher postretirement costs.

Income Taxes

The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions, the effects of the write-off of goodwill and the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $41.2 million for the nine months ended September 30, 2010, compared to $41.7 million for the same period in 2009. Tax-exempt investment income and dividends received deductions were $13.5 million for the three months ended September 30, 2010, compared to $14.1 million for the same period in 2009. In the third quarter of 2010, the Company wrote off $14.8 million of goodwill, which is not deductible for income taxes. In the second quarter of 2009, the Company wrote off $1.5 million of goodwill, which is not deductible for income taxes. State income tax expense, net of federal benefit, was $1.4 million and $0.3 million for the nine months and three months ended September 30, 2010, respectively. State income tax expense for the nine and three months ended September 30, 2010 included benefits of $0.5 million and $0.2 million, respectively, for decreases in the deferred tax asset valuation allowance related to Fireside Bank. State income tax expense, net of federal benefit, was $6.9 million for the nine months ended September 30, 2009. State income tax benefit, net of federal expense, was $0.3 million for the three months ended September 30, 2009. State income tax expense for the nine months ended September 30, 2009, includes expense of $6.3 million for an increase in the deferred tax asset valuation allowance related to Fireside Bank.

Liquidity and Capital Resources

On October 30, 2009, Unitrin entered into the 2012 Credit Agreement, a three-year, $245 million, unsecured, revolving credit agreement, expiring October 30, 2012, with a group of financial institutions. The 2012 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2012 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Unitrin’s largest insurance subsidiaries, United and Trinity. Proceeds from advances under the 2012 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness. The 2012 Credit Agreement was undrawn at both September 30, 2010 and December 31, 2009. Management estimates that it could borrow the full amount under the 2012 Credit Agreement and still meet the financial covenants therein.

The lenders participating in the 2012 Credit Agreement, as of September 30, 2010, and their aggregate commitments are presented below:

Lender	Commitment in Millions
Wells Fargo Bank, National Association	$75.0
JPMorgan Chase Bank, N.A.	65.0
Fifth Third Bank, an Ohio Banking Corporation	40.0
The Northern Trust Company	30.0
The Bank of New York Mellon	20.0
U.S. Bank National Association	15.0

Total Commitment	$245.0

Unitrin had $200 million of 4.875% senior notes due November 1, 2010 (the “4.875% Senior Notes”) and $360 million of 6.00% senior notes due May 15, 2017 (the “6.00% Senior Notes”) outstanding at September 30, 2010. Both the 4.875% Senior Notes and the 6.00% Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Unitrin’s option at specified redemption prices. As discussed further below, the 4.875% Senior Notes matured and were repaid on November 1, 2010. Interest expense on the two series of senior notes was $24.1 million in total and $24.0 million in total for the nine months ended September 30, 2010 and 2009, respectively. Interest expense on the two series of senior notes was $8.1 million in total and $8.0 million in total for the three months ended September 30, 2010 and 2009, respectively.

Various state insurance laws restrict the ability of Unitrin’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Unitrin’s direct insurance subsidiaries paid cash dividends totaling $103.5 million to Unitrin during the first nine months of 2010. Unitrin’s direct insurance subsidiaries paid an additional $35.9 million in dividends to Unitrin in October of 2010. The Company does not expect its direct insurance subsidiaries to pay any other dividends for the remainder of 2010.

Liquidity and Capital Resources (continued)

Quantitative measures established by bank regulations to ensure capital adequacy require Fireside Bank to maintain minimum amounts of capital. Bank regulations define capital calculations for Tier 1 capital, total risk-weighted assets and total risk-based capital. To be “well-capitalized” a financial institution must have traditionally maintained a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total average assets of 5% or greater. Fireside Bank had a ratio of total capital to total risk-weighted assets of 58.4% at September 30, 2010; a ratio of Tier 1 capital to total risk-weighted assets of 52.0% at September 30, 2010; and a ratio of Tier 1 capital to total average assets of 31.0% at September 30, 2010. Higher levels of capital, while undefined, are generally more prudent for Fireside Bank’s sub-prime automobile loan business than would be required for lower risk businesses. Fireside Bank has agreed with its regulators to maintain a ratio of Tier 1 capital to total average assets of 15% or greater. On March 24, 2009, Unitrin announced that Fireside Bank would be suspending all new lending activity as part of a plan to exit the automobile finance business. The exit plan envisions an orderly wind-down of Fireside Bank’s operations over the next several years. Fireside Bank continues to collect outstanding loan balances and make interest payments and redemptions on outstanding certificates of deposits in the ordinary course of business. Fireside Bank also has ceased opening new certificate of deposit accounts and no longer permits depositors to renew existing certificates of deposits when they mature. Fireside Bank expects to return approximately $250 million of capital to Unitrin parent company over the next several years. Fireside Bank has agreed not to pay dividends without the prior approval of the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“CDFI”). Fireside Bank has requested approval from these regulators to pay a dividend of $50 million during the fourth quarter of 2010. If the dividend had been paid on September 30, 2010, Fireside Bank’s ratio of Tier 1 capital to total average assets on a pro forma basis would have been 23.9%. The Company estimates that Fireside Bank could pay dividends at a rate of $25 million per quarter in 2011 and still maintain a ratio of Tier 1 capital to total average assets in excess of 20%. The Company cannot give any assurance that the dividend requests will be approved.

Unitrin directly held cash and investments totaling $67.5 million at September 30, 2010, compared to $92.4 million at December 31, 2009. On November 1, 2010, Unitrin used $94.9 million of its cash and investments, including cash received from the above mentioned dividends from subsidiaries in October 2010, and proceeds of $110 million from a borrowing under the 2012 Credit Agreement to repay the principal and pay interest on its 4.875% Senior Notes due November 1, 2010. Subject to favorable market conditions for issuing debt, Unitrin is contemplating issuing additional long-term debt in the fourth quarter of 2010 and using the proceeds to repay the borrowings under the 2012 Credit Agreement, make a $60 million contribution to its subsidiary, United, and for general corporate purposes. Unitrin paid a quarterly dividend to shareholders of $0.22 per common share in each of the first three quarters of 2010. Dividends paid were $41.1 million for the nine months ended September 30, 2010. In addition, Unitrin repurchased a total of 976,300 shares of its common stock at a total cost of $24.5 million during the second and third quarters of 2010. Unitrin did not repurchase shares of its common stock during the first quarter of 2010 or during 2009. At September 30, 2010, there were 402,154 shares of Unitrin’s outstanding common stock that could be repurchased under the outstanding repurchase authorization of Unitrin’s Board of Directors. Sources available for the repayment of indebtedness and the future indebtedness described above, future shareholder dividend payments, the repurchase of common stock and the payment of interest on Unitrin’s senior notes include cash and investments directly held by Unitrin, receipt of dividends from Unitrin’s subsidiaries and borrowings under the 2012 Credit Agreement.

The primary sources of funds for Unitrin’s insurance subsidiaries are premiums, investment income and proceeds from the sales and maturity of investments. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Accordingly, during periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flow from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could either result in investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they experience several future catastrophic events over a relatively short period of time. The primary sources of funds for Fireside Bank are the repayments of automobile loans, interest on automobile loans, investment income and proceeds from the sales and maturity of investments. The primary uses of funds for Fireside Bank are the repayment of customer deposits, interest paid to depositors, general expenses and purchase of investments.

Liquidity and Capital Resources (continued)

Net Cash Provided by Operating Activities decreased by $79.9 million for the nine months ended September 30, 2010, compared to the same period in 2009.

Net Cash Used by Financing Activities decreased by $62.4 million for the nine months ended September 30, 2010, compared to the same period in 2009. The Company has funded its Automobile Loan Receivables through the issuance of Certificates of Deposits. Net cash used by Certificates of Deposits withdrawals, net of Certificates of Deposits issued, was $278.3 million for the nine months ended September 30, 2010, compared to net cash used of $352.3 million for the same period in 2009. There were no borrowings under the 2012 Credit Agreement during the first nine months of 2010, whereas Unitrin borrowed and repaid $220.0 million under its prior revolving credit agreement during the same period in 2009. Unitrin used $41.1 million of cash to pay dividends for the nine months ended September 30, 2010, compared to $54.2 million of cash used to pay dividends during the same period in 2009. The amount of cash used to pay dividends decreased in 2010, compared to 2009, due primarily to differences in dividend rates. The quarterly dividend rate was $0.47 per common share in the first quarter of 2009. Beginning with the second quarter of 2009, the quarterly dividend rate was lowered to $0.20 per common share. In the first quarter of 2010, the quarterly dividend rate was increased to $0.22 per common share.

Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Provided by Investing Activities increased by $105.7 million for the nine months ended September 30, 2010, compared to the same period in 2009. Sales of Fixed Maturities exceeded Purchases of Fixed Maturities by $107.3 million for the nine months ended September 30, 2010. Purchases of Fixed Maturities exceeded Sales of Fixed Maturities by $63.9 million for the nine months ended September 30, 2009. Purchases of Equity Securities exceeded Sales of Equity Securities by $43.2 million for the nine months ended September 30, 2010. Sales of Equity Securities exceeded Purchases of Equity Securities by $93.4 million for the nine months ended September 30, 2009. The Company did not use any cash to originate automobile loans in the first nine months of 2010, compared to using $77.0 million of cash to originate automobile loans in the same period in 2009. The repayment of automobile loan receivables provided $268.9 million of cash in the first nine months of 2010, compared to $334.9 million of cash provided in the same period in 2009. Net Cash Provided by Investing Activities in 2009 includes $190.0 million of cash used to acquire Direct Response in the first quarter of 2009. Net cash used by acquisitions of short-term investments was $8.8 million for the nine months ended September 30, 2010, compared to net cash of $123.3 million provided by dispositions of short-term investments in the same period in 2009.

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

Recently Issued Accounting Pronouncements

Changes in accounting standards that are most critical or relevant to the Company are discussed in Note 1, “Basis of Presentation” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q under the headings “Adoption of New Accounting Standards” and “Accounting Standards Not Yet Adopted.” The accounting pronouncements discussed are as follows:

•	SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (a grandfathered standard under ASC);

•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (a grandfathered standard under ASC);

•	ASU 2010-06, Improving Disclosures about Fair Value Measurements;

•	ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements;

•	ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses; and

•	ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contract.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both September 30, 2010 and December 31, 2009 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Automobile Loan Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both September 30, 2010 and December 31, 2009. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both September 30, 2010 and December 31, 2009. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at September 30, 2010 and December 31, 2009, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.96 and 1.03 at September 30, 2010 and December 31, 2009, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended September 30, 2010 and December 31, 2009, respectively, and weighted on the fair value of such securities at September 30, 2010 and December 31, 2009, respectively. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the fair values of the Company’s financial instruments using these assumptions were:

	Fair Value	Pro Forma Increase (Decrease)
(Dollars in Millions)		Interest Rate Risk	Equity Price Risk	Total Market Risk
September 30, 2010
Assets
Investments in Fixed Maturities	$4,711.4	$(330.2)	$—	$(330.2)
Investments in Equity Securities	415.6	(5.7)	(86.1)	(91.8)
Automobile Loan Receivables	401.7	(3.9)	—	(3.9)

Liabilities
Certificates of Deposits	$428.8	$3.5	$—	$3.5
Notes Payable	574.5	21.2	—	21.2

December 31, 2009
Assets
Investments in Fixed Maturities	$4,561.4	$(316.8)	$—	$(316.8)
Investments in Equity Securities	195.4	(5.2)	(26.7)	(31.9)
Automobile Loan Receivables	666.2	(6.1)	—	(6.1)

Liabilities
Certificates of Deposits	$717.9	$10.5	$—	$10.5
Notes Payable	534.2	21.9	—	21.9

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

The Company’s management, with the participation of Unitrin’s Chief Executive Officer and interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and
15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, Unitrin’s Chief Executive Officer and interim Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Unitrin in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and accumulated and communicated to the Company’s management, including Unitrin’s Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition, as well as those discussed under Item 1A., Risk Factors, in the 2009 Annual Report on Form 10-K, as updated by Item 1A., Risk Factors, to Part II – Other Information of this Quarterly Report on Form 10-Q and Unitrin’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

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

•	The degree of success in effecting an orderly wind-down of the operations of Fireside Bank and the recovery of Unitrin’s investment in Fireside Bank;

•	The degree of success in identifying a buyer for Reserve National and effecting a sale or, at a minimum, a sale that results in a complete recovery of the Company’s investment in Reserve National;

•	Changes in general economic conditions, including performance of financial markets, interest rates, unemployment rates and fluctuating values of particular investments held by the Company;

•	The level of success and costs expended in realizing economies of scale and implementing significant business consolidations and technology initiatives;

•	Heightened competition, including, with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

•	Increased costs and risks related to data security;

•	Absolute and relative performance of the Company’s products or services; and

•	Other risks and uncertainties described from time to time in Unitrin’s filings with the SEC.

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

Item 1A. Risk Factors

There were no significant changes in the risk factors included in Item 1A. of Part II of the 2009 Annual Report, as updated by Item 1A. of Part II of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, except for changes to the risk factors entitled “Reserve National’s business model is vulnerable to American health care reform,” “Unitrin’s subsidiaries are subject to significant regulation by state insurance departments and by the FDIC and state bank regulators,” and “The Company has a large equity concentration in Intermec, Inc.,” which are amended and restated in their entirety as follows:

Reserve National’s business model is vulnerable to American health care reform.

Reserve National’s business model, which focuses on providing limited health insurance coverages to persons who lack access to traditional private options, is likely to be adversely affected by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Reserve National might suffer significant loss of revenue and might not be able to compete effectively in the markets that it has historically served. In particular, certain provisions that establish minimum loss ratios for health insurance policies significantly above the levels historically experienced by Reserve National could adversely impact Reserve National’s ability to achieve an adequate return and may result in a significant loss of business for Reserve National. A significant loss of business could have a material adverse effect on the financial condition and results of operations of Reserve National and could adversely impact the Company’s ability to effect a sale of Reserve National or, at a minimum, a sale that results in the full realization of the Company’s investment in Reserve National.

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

Item 1A. Risk Factors (continued)

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

These new developments (including regulations that are required to be promulgated under the DFA), as well as significant changes in, or new interpretations of, existing laws and regulations could make it more expensive for Unitrin’s subsidiaries to conduct their businesses and could materially affect the profitability of their operations and the Company’s financial results. See the discussion in the risk factor entitled “Reserve National’s business model is vulnerable to American health care reform” in Item 1A. of Part II of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 regarding the potential effect of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 on Reserve National’s business model. For a more detailed discussion of the regulations applicable to Unitrin’s subsidiaries, and the consent order applicable to Fireside Bank, see “Insurance Regulation” and “Fireside Bank Regulation” under “Regulation” in Item 1, beginning on page 16 of the 2009 Annual Report.

The Company has a large equity concentration in Intermec, Inc.

The Company’s investment in the common stock of Intermec, Inc. is reported at fair value in the Condensed Consolidated Balance Sheet and was $136.8 million at September 30, 2010. The Company’s investment in Intermec common stock is subject to a variety of risk factors under the umbrella of market risk. General economic swings influence Intermec’s performance. A downturn in the global economy, or in the global supply chain solutions industry, in which Intermec competes, could have a negative impact on Intermec. Such results could have an adverse effect on the fair value of the Company’s investment in Intermec common stock.

Item 2. Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2010	—	N/A	—	834,854
August 1 - August 31, 2010	357,300	$24.14	357,300	477,554
September 1 - September 30, 2010	75,400	$24.59	75,400	402,154

(1)	Unitrin’s stock repurchase program was first announced on August 8, 1990. The repurchase program was subsequently expanded several times, most recently in November 2006, when the Board of Directors expanded Unitrin’s authority to repurchase Unitrin’s common stock by an aggregate number of 6,000,000 shares (in addition to approximately 750,000 shares remaining under its prior authorization). The repurchase program does not have an expiration date.

This table does not include shares withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under the Company’s stock option plans or shares withheld to satisfy tax withholding obligations on the vesting of awards under the Company’s restricted stock plan. During the quarter ended September 30, 2010, no shares were withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under Unitrin’s three stock option plans. During the quarter ended September 30, 2010, 24,607 shares were withheld to satisfy tax withholding obligations on the vesting of awards under Unitrin’s restricted stock plan.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s 2007 Annual Report on Form 10-K filed February 4, 2008.)

3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 12, 2008.)

4.1	Rights Agreement between Unitrin, Inc. and Computershare Trust Company, N.A. as successor Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, dated as of August 4, 2004 and amended May 4, 2006 and October 9, 2006 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2009.)

4.2	Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.3	Officer’s Certificate, including form of Senior Note with respect to the Company’s 6.00% Senior Notes due May 15, 2017 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 14, 2007.)

4.4	Officer’s Certificate, including form of Senior Note with respect to the Company’s 4.875% Senior Notes due November 1, 2010 (Incorporated herein by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2008.)

10.1	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.2	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated effective February 1, 2006 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.3	Unitrin, Inc. 2002 Stock Option Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.4	2005 Restricted Stock and Restricted Stock Unit Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.5	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.6	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.7	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

10.8	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 6, 2006.)

Item 6. Exhibits (continued)

10.9	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.10	Form of Time-Vested Restricted Stock Award Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.11	Form of Performance-Based Restricted Stock Award Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 9, 2009.)

10.12	Unitrin, Inc. Pension Equalization Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.13	Unitrin, Inc. Defined Contribution Supplemental Retirement Plan, effective January 1, 2008 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.14	Unitrin, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.15	Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed December 12, 2008), with the following executive officers:

Donald G. Southwell (Chairman, President and Chief Executive Officer)

Scott Renwick (Senior Vice President, General Counsel and Secretary)

John M. Boschelli (Vice President and Chief Investment Officer)

Lisa M. King (Vice President – Human Resources)

Edward J. Konar (Vice President)

Christopher L. Moses (Vice President and Treasurer)

Richard Roeske (Vice President, Chief Accounting Officer and interim Chief Financial Officer)

Dennis Sandelski (Vice President – Tax)

Frank J. Sodaro (Vice President – Planning and Analysis)

Each of the foregoing agreements is identical except that the severance compensation multiple is 3.0 for Mr. Southwell and 2.0 for the other executive officers.

10.16	Unitrin, Inc. Severance Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed February 4, 2009.)

10.17	Unitrin, Inc. 2009 Performance Incentive Plan, effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2009.)

10.18	Form of Annual Incentive Award Instrument under the Unitrin, Inc. 2009 Performance Incentive Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed February 10, 2009.)

Item 6. Exhibits (continued)

10.19	Form of Multi-Year Incentive Award Agreement under the Unitrin, Inc. 2009 Performance Incentive Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed February 10, 2009.)

10.20	Unitrin is a party to individual Indemnification and Expense Advancement Agreements (the form of which is incorporated herein by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed March 27, 2009) with each of its directors.

10.21	Agreement, dated August 6, 2010, with Richard Roeske, Vice President, Chief Accounting Officer and interim Chief Financial Officer.

10.22	Agreement, dated August 20, 2010, with Eric J. Draut, former Executive Vice President and Chief Financial Officer (Incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed August 20, 2010.)

10.23	Credit Agreement, dated as of October 30, 2009, by and among Unitrin, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender, and JPMorgan Chase Bank, N.A., as syndication agent (Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly report on Form 10-Q filed November 2, 2009.)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

101.1	XBRL Instance

101.2	XBRL Taxonomy Extension Schema Document

101.3	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	XBRL Taxonomy Extension Label Linkbase Document

101.5	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unitrin, Inc.

Date: November 1, 2010	/s/ Donald G. Southwell
Donald G. Southwell
Chairman, President and
Chief Executive Officer

Date: November 1, 2010	/s/ Richard Roeske
Richard Roeske
Vice President, Chief Accounting Officer and interim Chief Financial Officer (Principal Financial and Accounting Officer)