Form 10-K
period 2010-12-31
UNITRIN INC
filed 2011-02-03
CIK 860748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.5 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

Registrant had 61,066,587 shares of common stock outstanding as of January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2011 are incorporated by reference into Part III.

Caution Regarding Forward-Looking Statements

This 2010 Annual Report on Form 10-K (the “2010 Annual Report”), including the accompanying consolidated financial statements of Unitrin, Inc. (“Unitrin”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and the notes thereto appearing in Item 8 herein (the “Consolidated Financial Statements”), the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the “MD&A”) and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “believe(s),” “goal(s),” “target(s),” “estimate(s),” “anticipate(s),” “forecast(s),” “project(s),” “plan(s),” “intend(s),” “expect(s),” “might,” “may” and other words and terms of similar meaning in connection with a discussion of future operating, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this 2010 Annual Report. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition, as well as those discussed below under Item 1A., “Risk Factors”, in this 2010 Annual Report.

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

•

Developments related to insurance policy claims and coverage issues, including, but not limited to, interpretations or decisions by courts or regulators that may govern or influence such issues arising with respect to losses incurred in connection with hurricanes and other catastrophes;

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

No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. The Company assumes no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this 2010 Annual Report. The reader is advised, however, to consult any further disclosures Unitrin makes on related subjects in its filings with the SEC.

PART I

Item 1.	Business.

Unitrin, incorporated in Delaware in 1990, is a diversified insurance holding company, with subsidiaries that principally provide life, automobile, homeowners and other insurance products for individuals and small businesses.

Unitrin’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto are accessible free of charge through Unitrin’s website, unitrin.com, as soon as reasonably practicable after such materials are filed with or furnished to the SEC.

(a) GENERAL DEVELOPMENT OF BUSINESS

Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010

During the first quarter of 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Health Care Acts”) were signed into law. The business model of Reserve National Insurance Company (“Reserve National”), which focuses on providing limited health insurance coverages to persons who lack access to traditional private options, is likely to be adversely affected by the implementation of the Health Care Acts. Reserve National might suffer significant loss of revenue and might not be able to compete effectively in the markets that it has historically served. Certain provisions that establish minimum loss ratios for health insurance policies significantly above the levels historically experienced by Reserve National could adversely impact Reserve National’s ability to achieve an adequate return and may result in a significant loss of business for Reserve National. A significant loss of business could have a material adverse effect on the financial condition and results of operations of Reserve National. In the third quarter of 2010, the Company determined that the goodwill associated with Reserve National was impaired and not recoverable and wrote off $14.8 million of goodwill.

See MD&A, “Life and Health Insurance,” Note 7, “Goodwill,” to the Consolidated Financial Statements, “Regulation” under this Item 1 beginning on page 20 and Item 1A., “Risk Factors,” under the caption “Reserve National’s business model is vulnerable to American health care reform.”

Purchase of Kemper Name

On June 29, 2010, Unitrin purchased all rights to the “Kemper” name owned by Lumbermens Mutual Casualty Company and its affiliates (“Lumbermens”). These rights include registered trademarks, logos and internet domain names incorporating the Kemper name. As a result of the transaction, Unitrin has acquired unrestricted use of the Kemper name in connection with all of its operations and Kemper® became a registered service mark of Unitrin. Prior to purchasing the rights, the Company was licensed to use the Kemper name only in connection with the personal lines business. Lumbermens, had for many years owned the intellectual property rights to the Kemper name in the insurance marketplace and had conducted its various insurance businesses under the name “Kemper Insurance Companies.” Lumbermens has ceased all use of the Kemper name.

Retirement of 2010 Senior Notes and Issuance of 2015 Senior Notes

On November 1, 2010, Unitrin repaid and retired $200 million aggregate principal amount of its 4.875% Senior Notes due November 1, 2010 (the “2010 Senior Notes”).

On November 24, 2010, Unitrin issued $250 million aggregate principal amount of its 6.00% Senior Notes due November 30, 2015 (the “2015 Senior Notes”) in a public offering. The 2015 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Unitrin’s option at specified redemption prices. Unitrin issued the 2015 Senior Notes for proceeds of $247.8 million, net of transaction costs, for an effective yield of 6.21%. Unitrin used the net proceeds from the offering to repay borrowings of $140 million under its credit facility, to make a capital contribution of $60 million to its subsidiary, United Insurance Company of America (“United Insurance”), and for working capital and other general corporate purposes.

Unitrin Common Stock Repurchases

During 2010, Unitrin repurchased approximately 1.4 million shares of its common stock at an aggregate cost of $34.4 million in open market transactions. Unitrin’s stock repurchase program was first announced on August 8, 1990. The repurchase program was subsequently expanded several times, most recently in November 2006, when the Board of Directors expanded Unitrin’s authority to repurchase Unitrin’s common stock by an aggregate of 6.0 million shares (in addition to approximately 0.8 million shares remaining under its prior authorization). No shares remained available for repurchase under this repurchase program at December 31, 2010.

On February 2, 2011, the Board of Directors approved a new common stock repurchase program. Under the new program, Unitrin is authorized to repurchase up to $300 million worth of its common stock. Repurchases may be made from time to time at prevailing prices in the open market or in privately-negotiated transactions, subject to market conditions and other factors. Repurchases will be financed through Unitrin’s general corporate funds. Depending upon the amount of repurchases and other factors, Unitrin may also borrow funds under its existing revolving credit facility.

(b) BUSINESS SEGMENT FINANCIAL DATA

Financial information about Unitrin’s business segments for the years ended December 31, 2010, 2009 and 2008 is contained in the following sections of this 2010 Annual Report of Unitrin, Inc. and is incorporated herein by reference: (i) Note 21, “Business Segments,” to the Consolidated Financial Statements; and (ii) MD&A.

(c) DESCRIPTION OF BUSINESS

Unitrin is a diversified insurance holding company, with subsidiaries that provide automobile, homeowners, life, health, and other insurance products for individuals and small businesses. The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and automobile finance businesses. The Company conducts its operations through five operating segments: Kemper, Unitrin Specialty, Unitrin Direct, Life and Health Insurance and Fireside Bank. Fireside Bank’s automobile finance business is in runoff.

Unitrin’s subsidiaries employ approximately 7,130 full-time associates supporting its operations, of which approximately 870 are employed in the Kemper segment, 710 in the Unitrin Specialty segment, 560 in the Unitrin Direct segment, 430 shared by the Kemper, Unitrin Specialty and Unitrin Direct segments, 3,980 in the Life and Health Insurance segment, 380 at Fireside Bank and the remainder in various corporate and other staff functions.

Property and Casualty Insurance Business

Unitrin’s property and casualty insurance business operations are primarily conducted through the Kemper, Unitrin Specialty, and Unitrin Direct segments. In addition, the Life and Health Insurance segment’s career agents also sell property insurance to its customers. Unitrin’s insurance subsidiaries operating in the Kemper, Unitrin Specialty, Unitrin Direct and Life and Health Insurance segments provide automobile, homeowners, fire, and other types of property and casualty insurance to individuals and commercial automobile insurance to businesses. Automobile insurance in these segments accounted for 56%, 59% and 57% of Unitrin’s consolidated insurance premiums earned from continuing operations for the years ended December 31, 2010, 2009 and 2008, respectively. Automobile insurance in these segments accounted for 47%, 49% and 50% of Unitrin’s consolidated revenues from continuing operations for the years ended December 31, 2010, 2009 and 2008, respectively. Homeowners insurance in these segments accounted for 13%, 12% and 12% of Unitrin’s consolidated insurance premiums earned from continuing operations for the years ended December 31, 2010, 2009 and 2008, respectively. Homeowners insurance in these segments accounted for 11%, 10% and 11% of Unitrin’s consolidated revenues from continuing operations for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Kemper

Kemper, based in Jacksonville, Florida, conducts business in 38 states and the District of Columbia. In 2010, the following states provided over half of the premium revenues included in this segment: New York (19%), California (13%), North Carolina (12%) and Texas (11%).

Kemper primarily sells preferred and standard risk automobile and homeowners insurance. Kemper’s insurance products accounted for 51% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2010. Kemper’s products are marketed by approximately 2,600 independent insurance agents. These personal lines products are designed and priced for those individuals who have demonstrated favorable risk characteristics and loss history. Typical customers include middle to upper income individuals and families.

Unitrin Specialty

Unitrin Specialty, based in Dallas, Texas, conducts business in 21 states, principally in the midwest, southeast, southwest and western United States. In 2010, the following states provided more than three-fifths of the premium revenues in this segment: California (44%), Texas (18%), Washington (7%) and Louisiana (4%).

Unitrin Specialty provides nonstandard personal and commercial automobile insurance. Unitrin Specialty’s insurance products accounted for 27% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2010. Nonstandard automobile insurance is provided for individuals and businesses that have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records, claims experience or premium payment history. Unitrin Specialty’s products are marketed through approximately 8,000 independent agents and brokers.

Unitrin Direct

Unitrin Direct, based in Chicago, Illinois, markets automobile and homeowners insurance primarily via direct mail, web insurance portals, “click-thrus,” its own websites, employer-sponsored voluntary benefit programs and other affinity relationships. The Unitrin Direct segment’s automobile and homeowners insurance products are available in 48 states and the District of Columbia. In 2010, the following states provided approximately two-thirds of the premium revenues in this segment: Florida (16%), New York (14%), California (10%), Texas (6%), Connecticut (5%), Michigan (5%), Pennsylvania (5%) and Georgia (5%). Unitrin Direct’s insurance products accounted for 16% of the aggregate insurance premium revenues of Unitrin’s property and casualty insurance business in 2010.

Unitrin Direct writes a broad spectrum of personal automobile insurance risks ranging from preferred to non-standard private passenger automobile insurance risks, and competes with companies that sell insurance directly to the consumer and employer-sponsored voluntary benefit programs, as well as companies that sell through agents. Unitrin Direct also offers homeowners and renters insurance across 48 states and the District of Columbia, complementing its direct automobile insurance business.

Property and Casualty Loss and Loss Adjustment Expense Reserves

The Company’s reserves for losses and loss adjusting expenses (“LAE”) for property and casualty insurance (“Property and Casualty Insurance Reserves”) are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $1,118.7 million and $1,211.3 million of gross loss and LAE reserves at December 31, 2010 and 2009, respectively. Property and Casualty Insurance Reserves by business segment at December 31, 2010 and 2009 were:

DOLLARS IN MILLIONS	2010	2009
Business Segments:
Kemper	$420.5	$422.7
Unitrin Specialty	250.8	277.9
Unitrin Direct	235.6	247.0
Life and Health Insurance	20.8	19.0

Total Business Segments	927.7	966.6
Discontinued Operations	163.9	214.4
Unallocated Reserves	27.1	30.3

Total Property and Casualty Insurance Reserves	$1,118.7	$1,211.3

Certain reserves acquired in connection with a business acquisition from SCOR Reinsurance Company (“SCOR”) in 2002 (the “Unallocated Reserves”) are reinsured by an insurance subsidiary of SCOR (see Note 8, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). The Company does not allocate these reserves to its business segments.

In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain and the actual ultimate net cost of claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures that may not be discovered or reported until years after the insurance policy period has ended. Property and Casualty Insurance Reserves related to the Company’s Discontinued Operations are predominantly long-tailed exposures, of which $59.8 million was related to asbestos, environmental matters and construction defect exposures at December 31, 2010. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 71 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.

The Company’s goal is to ensure that its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs, while sustaining minimal variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully developed. Changes in the Company’s estimates of these losses and LAE, also referred to as “development,” will occur over time and may be material. Favorable development is recognized and reported in the Consolidated Financial Statements when the Company decreases its previous estimate of ultimate losses and LAE and results in an increase in net income in the period recognized, whereas adverse development is recognized and reported in the Consolidated Financial Statements when the Company increases its previous estimate of ultimate losses and LAE and results in a decrease in net income. The Company recognized total favorable development of $24.9 million, $80.9 million and $79.3 million before tax for the years ended December 31, 2010, 2009 and 2008, respectively. Development for each of the Company’s continuing business segments and Unitrin Business Insurance for the years ended December 31, 2010, 2009 and 2008 was:

DOLLARS IN MILLIONS	Favorable (Adverse) Development
	2010	2009	2008
Continuing Operations:
Kemper	$23.8	$60.5	$61.0
Unitrin Specialty	(4.1)	7.9	5.5
Unitrin Direct	6.8	12.1	(3.2)
Life and Health Insurance	(4.5)	(2.6)	(13.7)

Total Favorable Development from Continuing Operations, Net	22.0	77.9	49.6

Discontinued Operations:
Unitrin Business Insurance	2.9	3.0	29.7

Total Favorable Development, Net	$24.9	$80.9	$79.3

Development in the Company’s Kemper segment comprised a substantial portion of the Company’s development reported in continuing operations in 2010, 2009 and 2008. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses—Kemper Development” for additional information regarding this development. Adverse development in the Life and Health Insurance segment in 2010 and 2008 is due primarily to adverse development on certain hurricanes. See MD&A, “Catastrophes” and “Life and Health Insurance,” and Note 25, “Contingencies,” to the Consolidated Financial Statements for additional information on the impact of catastrophes on the development reported for the Company’s Life and Health Insurance segment. See MD&A, “Catastrophes,” “Kemper,” “Unitrin Specialty,” “Unitrin Direct,” and “Life and Health Insurance” for the impact of development on the results reported by the Company’s business segments.

Development in Unitrin Business Insurance comprised all of the Company’s development reported in discontinued operations. On June 3, 2008, the Company sold its Unitrin Business Insurance operations to AmTrust Financial Services, Inc. (“AmTrust”). The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to June 1, 2008, the effective date of the sale. Development for Unitrin Business Insurance in 2010 and 2009 did not have as great of an impact, as compared to 2008, as the losses and LAE became more fully developed. The impact of development, either favorable or adverse, should decline over time as the losses and LAE continue to be more fully developed.

See Note 8, “Property and Casualty Insurance Reserves” to the Consolidated Financial Statements for a tabular reconciliation for the three most recent annual periods setting forth the Company’s Property and Casualty Insurance Reserves as of the beginning of each year, incurred losses and LAE for insured events of the current year, changes in incurred losses and LAE for insured events of prior years, payments of losses and LAE for insured events of the current year, payments of losses and LAE for insured events of prior years and the Company’s Property and Casualty Insurance Reserves at the end of the year and additional information regarding the nature of adjustments to incurred losses and LAE for insured events of prior years.

Ten Year Loss Development History

The following table illustrates the changes over time in the Company’s estimate of reserves for losses and LAE. The first section shows the amount of reserves reported in the Company’s consolidated financial statements as originally reported at the end of each calendar year. The second section, reading down, shows the cumulative amount of payments made through the end of each successive year with respect to that reserve liability. The third section, reading down, shows a re-estimation of the original reserve shown in the first section. In the third section, the original reserve is re-estimated using information that has become known in subsequent years and as trends become more apparent. The last section compares the latest re-estimate with the original estimate. Conditions and trends that affected development in the past may not necessarily repeat in the future. Accordingly, it may not be appropriate to extrapolate reserve deficiencies or redundancies based on this table.

Loss and Loss Adjustment Expense Reserve Development

	December 31,
DOLLARS IN MILLIONS	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Gross Reserve for Unpaid Losses and LAE	$541	$700	$975	$1,426	$1,511	$1,531	$1,433	$1,323	$1,269	$1,211	$1,119
Deduct:
Reinsurance Recoverables	36	62	92	325	229	209	138	85	85	77	78

Net Reserve for Unpaid Losses and LAE	$505	$638	$883	$1,101	$1,282	$1,322	$1,295	$1,238	$1,184	$1,134	$1,041

Cumulative Amount Paid, Net of Reinsurance as of:
One Year Later	$274	$341	$402	$407	$487	$508	$511	$518	$541	$553
Two Years Later	393	483	531	623	707	742	724	738	757
Three Years Later	477	521	635	741	830	854	834	854
Four Years Later	476	570	684	803	891	906	890
Five Years Later	509	600	715	835	918	943
Six Years Later	529	619	734	850	940
Seven Years Later	543	632	745	864
Eight Years Later	553	640	754
Nine Years Later	556	646
Ten Years Later	560
Reestimate of Net Reserve for Unpaid Losses and LAE as of:
End of Year	$505	$638	$883	$1,101	$1,282	$1,322	$1,295	$1,238	$1,184	$1,134	$1,041
One Year Later	564	720	886	1,062	1,190	1,230	1,195	1,159	1,103	1,109
Two Years Later	612	722	879	1,026	1,131	1,158	1,106	1,088	1,086
Three Years Later	619	724	872	1,006	1,088	1,106	1,054	1,073
Four Years Later	623	725	857	980	1,049	1,068	1,044
Five Years Later	624	719	840	951	1,033	1,068
Six Years Later	623	709	819	947	1,040
Seven Years Later	618	693	820	950
Eight Years Later	608	694	824
Nine Years Later	609	701
Ten Years Later	613

Loss and Loss Adjustment Expense Reserve Development

	December 31,
DOLLARS IN MILLIONS	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Initial Net Reserve for Unpaid Losses and LAE in Excess Of (Less Than) Reestimated Net Reserve for Unpaid Losses and LAE:

Amount of Reestimate	$(108)	$(63)	$59	$151	$242	$254	$251	$165	$98	$25

Reestimate as a Percentage of Initial Net Reserve for Unpaid Losses and LAE	(21.4)%	(9.9)%	6.7%	13.7%	18.9%	19.2%	19.4%	13.3%	8.3%	2.2%

Latest Reestimate of:
Gross Reserve for Unpaid Losses and LAE	$713	$800	$920	$1,276	$1,283	$1,308	$1,193	$1,147	$1,144	$1,169
Recoverable for Reinsurance	100	99	96	326	243	240	149	74	58	60

Net Reserve for Unpaid Losses and LAE	$613	$701	$824	$950	$1,040	$1,068	$1,044	$1,073	$1,086	$1,109

Cumulative (Increase) Decrease to Reestimation of Gross Reserve for Unpaid Losses and LAE:	$(172)	$(100)	$55	$150	$228	$223	$240	$176	$125	$42

The Company acquired Valley Group Inc. and its subsidiaries (“VGI”) in 1999. Under the agreement governing the acquisition of VGI, the Company was entitled to recover from the seller 90% of the unfavorable development of VGI’s pre-acquisition loss and LAE reserves, subject to a maximum recovery of $50 million. Reserve development shown in the preceding table for the years 2000 to 2004 is net of changes in the Company’s estimated recovery, which was received in 2004. Reserves increased in 2002 and 2003 partly due to the Company’s acquisition of the personal lines business of Lumbermens. At the end of 2002, the Company also acquired two insurance companies from SCOR. Reinsurance recoverable in 2003 and forward includes a recoverable from a subsidiary of SCOR under an indemnity reinsurance agreement whereby the subsidiary assumed the pre-acquisition liabilities of the two insurance companies acquired by the Company. In 2005, three major hurricanes that significantly impacted the Company (Katrina, Rita and Wilma) made landfall in the United States. Accordingly, reserves at December 31, 2005 increased as claims from these hurricanes were established for adjudication and declined in subsequent years as claims were paid. The Company acquired Merastar Insurance Company (“Merastar”) in 2007. Accordingly, reserves for this business are included in the table for 2007 and forward. In 2008, three major hurricanes that significantly impacted the Company (Dolly, Gustav and Ike) made landfall in the United States. Accordingly, reserves at December 31, 2008 increased as claims from these hurricanes were established for adjudication and declined in subsequent years as claims were paid. The Company acquired Direct Response Corporation and its subsidiaries (“Direct Response”) in 2009. Accordingly, reserves for this business are included in the table for 2009 and forward.

Reserve estimates increase or decrease as more information becomes known about individual claims and as changes in conditions and claims trends become more apparent. In 2010, the Company reduced Property and Casualty Insurance Reserves by $24.9 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $21.6 million and commercial lines, including discontinued operations, developed favorably by $3.3 million. Personal insurance losses and LAE developed favorably in 2010 due primarily to the emergence of more favorable loss trends for the 2009, 2007 and 2006 accident years, partially offset by adverse development on certain hurricanes.

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

Catastrophe Losses

Catastrophes and storms are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and will continue to be, a material factor in the results of operations and financial position of Unitrin’s property and casualty insurance companies. Further, because the level of insured losses that could occur in any one year cannot be accurately predicted, these losses contribute to material year-to-year fluctuations in the results of the operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The occurrence and severity of catastrophic events are difficult to accurately predict in any year. However, some geographic locations are more susceptible to these events than others. The Company has endeavored to manage its direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, and reinsurance. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25 million or more in direct losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions throughout this 2010 Annual Report utilize ISO’s definition of catastrophes.

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

Reinsurance

The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in certain regions, and reinsurance. To limit its exposures to catastrophic events, the Company maintains various primary catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each primary catastrophe reinsurance program is provided in various layers. In addition to these programs, the Kemper segment purchases reinsurance for catastrophes losses in North Carolina at retentions lower than the Kemper’s primary catastrophe reinsurance programs. The Company also purchases reinsurance from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in Florida at retentions lower than those described below for the Company’s primary catastrophe reinsurance programs. See Note 22, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for information pertaining to the Company’s primary catastrophe reinsurance programs for 2010, 2009 and 2008. The Company’s catastrophe reinsurance programs for 2011 are described below.

Coverage for each catastrophe reinsurance program effective January 1, 2011 is provided in various layers as presented below:

	Catastrophe Losses and LAE		Percentage of Coverage
DOLLARS IN MILLIONS	In Excess of	Up to
Kemper Segment
Retained	$–	$50.0	–%
1st Layer of Coverage	50.0	100.0	65.0
2nd Layer of Coverage	100.0	200.0	95.0
3rd Layer of Coverage	200.0	350.0	90.0
Unitrin Direct and Unitrin Specialty Segments
Retained	$–	$3.0	–%
1st Layer of Coverage	3.0	16.0	100.0
Life and Health Insurance Segment—Property Insurance Operations
Retained	$–	$8.0	–%
1st Layer of Coverage	8.0	15.0	70.0
2nd Layer of Coverage	15.0	40.0	100.0

The estimated aggregate annual premiums in 2011 for the programs presented in the preceding table are $19.8 million for the Kemper segment program, $1.0 million for the Unitrin Direct and Unitrin Specialty segments program and $2.6 million for the Life and Health Insurance segment program.

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

Pricing

Pricing levels for property and casualty insurance are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business and economic conditions, including market rates of interest, inflation, expense levels, and judicial decisions. In addition, many state regulators require consideration of investment income when approving or setting rates, which reduces underwriting margins. See MD&A under the captions “Kemper,” “Unitrin Specialty” and “Unitrin Direct.”

Competition

Based on the most recent annual data published by A.M. Best as of the end of 2009, there were 981 property and casualty insurance groups in the United States. Unitrin’s property and casualty insurance companies ranked among the 80 largest property and casualty insurance groups in the United States, measured by net premiums written (39th), policyholders’ surplus (79th) and admitted assets (75th). Unitrin’s property and casualty insurance companies ranked as the 17th largest personal automobile insurance writers, measured by written premium.

In 2009, the property and casualty insurance industry’s estimated net premiums written were $420 billion, of which nearly 80% were accounted for by the top 50 groups of property and casualty insurance companies. Unitrin’s property and casualty insurance companies wrote less than 1% of the industry’s estimated 2009 premium volume.

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

Life and Health Insurance Business

The Company’s Life and Health Insurance segment consists of Unitrin’s wholly-owned subsidiaries, United Insurance, The Reliable Life Insurance Company (“Reliable”), Union National Life Insurance Company (“Union National Life”), Mutual Savings Life Insurance Company (“Mutual Savings Life”), United Casualty Insurance Company of America (“United Casualty”), Union National Fire Insurance Company (“Union National Fire”), Mutual Savings Fire Insurance Company (“Mutual Savings Fire”) and Reserve National. As discussed below,

United Insurance, Reliable, Union National Life, Mutual Savings Life, United Casualty, Union National Fire and Mutual Savings Fire (the “Career Agency Companies”) distribute their products through a network of employee, or “career,” agents. Reserve National distributes its products through a network of exclusive independent agents. Both these career agents and independent agents are paid commissions for their services. In 2010, the following states provided approximately two-thirds of the Life and Health Insurance segment’s premium revenues: Texas (22%), Louisiana (11%), Alabama (7%), Mississippi (6%), Illinois (5%), Florida (4%), Georgia (4%), Missouri (4%), and North Carolina (4%). Life insurance accounted for 17%, 16%, and 17% of the Company’s consolidated insurance premiums earned from continuing operations for the years ended December 31, 2010, 2009 and 2008, respectively. Life insurance accounted for 14%, 14% and 15% of Unitrin’s consolidated revenues from continuing operations for the years ended December 31, 2010, 2009 and 2008, respectively.

Career Agency Companies

The Career Agency Companies, based in St. Louis, Missouri, focus on providing individual life and health insurance products to customers of modest incomes who desire basic protection for themselves and their families. Their leading product is ordinary life insurance, including permanent and term insurance. Face amounts of these policies are lower than those of policies typically sold to higher income customers by other companies in the life insurance industry. Premiums average about $16 per policy per month. Permanent policies are offered primarily on a non-participating, guaranteed-cost basis. Approximately 80% of the Life and Health Insurance segment’s premium revenues are generated by the Career Agency Companies.

The Career Agency Companies employ nearly 2,600 career agents to distribute their products in 25 states and the District of Columbia. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. The Life and Health Insurance segment’s career agents also distribute certain property insurance products.

Customers of the Career Agency Companies generally are families with annual incomes of less than $25,000. According to the U.S. Bureau of the Census, in 2009, there were approximately 26.8 million households in the United States with less than $25,000 of annual income, representing approximately 23.8% of all U.S. households.

Reserve National

Reserve National, based in Oklahoma City, Oklahoma, is licensed in 35 states throughout the south, southwest and midwest, and specializes in the sale of Medicare Supplement insurance and limited health insurance coverages such as fixed indemnity, dental and vision, and accident-only plans, primarily to individuals in rural areas where access to a multitude of health plan options is less prevalent. See MD&A, “Life and Health Insurance,” Note 7, “Goodwill,” to the Consolidated Financial Statements, “Regulation” under this Item 1 beginning on page 20 and Item 1A., “Risk Factors,” under the caption “Reserve National’s business model is vulnerable to American health care reform,” for a discussion of the impact of American health care reform on Reserve National.

Reserve National has approximately 275 independent agents appointed to market and distribute its products. These agents typically represent only Reserve National.

Reinsurance

Consistent with insurance industry practice, Unitrin’s life and health insurance companies utilize reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks. Included among the segment’s reinsurance arrangements is excess of loss reinsurance coverage specifically designed to protect against losses arising from catastrophic events under the property insurance policies distributed by the Career Agency Companies’ agents and written by Unitrin’s subsidiaries, United Casualty, Union National Fire and Mutual Savings Fire, and reinsured by Unitrin’s subsidiary, Trinity Universal Insurance Company (“Trinity”), or written by Capitol County Mutual Fire Insurance Company (“Capitol”), a

mutual insurance company owned by its policyholders, and its subsidiary, Old Reliable Casualty Company (“ORCC”), and reinsured by Trinity. The annual catastrophe reinsurance program for the Career Agency Companies, Capitol and ORCC is described above in the discussion of “Reinsurance” under “Property and Casualty Insurance Business” of this Item 1 beginning on page 13. Also see MD&A “Catastrophes” and Note 22, “Catastrophe Reinsurance” to the Consolidated Financial Statements for additional information pertaining to the Career Agency’s segment’s catastrophe reinsurance program.

Lapse Ratio

The lapse ratio is a measure of a life insurer’s loss of existing business. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life and Health Insurance segment’s lapse ratio for individual life insurance was 8%, 9% and 9% in 2010, 2009 and 2008, respectively.

The customer base served by the Career Agency Companies and competing life insurance companies tends to have a higher incidence of lapse than other demographic segments of the population. Thus, to maintain or increase the level of its business, the Career Agency Companies must write a high volume of new policies.

Pricing

Premiums for life and health insurance products are based on assumptions with respect to mortality, morbidity, investment yields, expenses, and lapses and are also affected by state laws and regulations, as well as competition. Pricing assumptions are based on the experience of Unitrin’s life and health insurance subsidiaries, as well as the industry in general, depending on the factor being considered. The actual profit or loss produced by a product will vary from the anticipated profit if the actual experience differs from the assumptions used in pricing the product.

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

Competition

Based on the most recent data published by A.M. Best as of the end of 2009, there were 370 life and health insurance company groups in the United States. The Unitrin Life and Health Insurance segment ranked in the top 30% of life and health insurance company groups, as measured by admitted assets (84th), net premiums written (91st) and capital and surplus (103rd).

Unitrin’s life and health insurance subsidiaries generally compete by using appropriate pricing, selling to selected markets, controlling expenses, maintaining adequate ratings from A.M. Best and providing competitive services to agents and policyholders.

Automobile Finance Business

Near the end of the first quarter of 2009, Fireside Bank began a plan to exit the automobile finance business and wind down its operations in an orderly fashion over the next several years. Fireside Bank is based in Pleasanton, California and organized under California law as an industrial bank, and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). Fireside Bank’s principal business was the financing of used automobiles through the purchase of retail installment contracts from automobile dealers and is now limited to the collection and servicing of those accounts. The borrowers under these contracts typically have marginal credit histories and are considered to be sub-prime.

Fireside Bank has over 59,000 contracts and loans outstanding, totaling in excess of $380 million, nearly two-thirds of which are with residents of California.

Strong collection and loan servicing practices are key elements to the successful execution of the plan to exit the automobile finance business. Over 80% of Fireside Bank’s employees are now directly involved in loan collection and servicing activities. Collections and servicing activities are conducted from a call center housed in Fireside Bank’s Pleasanton, California, home office and from a collection call center in Phoenix, Arizona. See the discussion of loan loss reserves under the headings “Fireside Bank” and “Critical Accounting Estimates” in the MD&A and Note 1, “Basis of Presentation and Significant Estimates,” Note 2, “Summary of Accounting Policies and Accounting Changes,” and Note 6, “Automobile Loan Receivables,” to the Consolidated Financial Statements.

Fireside Bank’s automobile financing activities were funded primarily by FDIC-insured certificates of deposits. Fireside Bank’s deposits were originated through its then-existing California branch network, brokers and over the Internet. Fireside Bank no longer accepts new deposits or allows existing deposits to roll over at maturity and has been redeeming certain deposits in advance of their scheduled maturity dates.

Investments

The quality, nature, and amount of the various types of investments which can be made by insurance companies are regulated by state laws. Depending on the state, these laws permit investments in qualified assets, including, but not limited to, municipal, state and federal government obligations, corporate bonds, real estate, preferred and common stocks, investment partnerships, limited liability investment companies and limited partnerships and mortgages where the value of the underlying real estate exceeds the amount of the loan.

The Company employs a total return investment strategy, with an emphasis on yield, while maintaining liquidity to meet both its short and long-term insurance obligations primarily through the combination of investment-grade fixed maturity investments and, to a lesser extent, equity securities with the potential for long-term price appreciation. See the discussions of the Company’s investments under the headings “Investment Results,” “Investment Quality and Concentrations,” “Investments in Limited Liability Investment Companies and Limited Partnerships,” “Liquidity and Capital Resources” and “Critical Accounting Estimates,” in the MD&A, “Quantitative and Qualitative Disclosures about Market Risk,” in Item 7A and Note 5, “Investments,” Note 17, “Income from Investments,” and Note 24, “Fair Value Measurements,” to the Consolidated Financial Statements.

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

Unitrin’s insurance subsidiaries are subject to extensive regulation in the states in which they do business. Such regulation pertains to a variety of matters, including, but not limited to, policy forms, premium rate plans, licensing of agents, licenses to transact business, trade practices, investments and solvency. The majority of Unitrin’s insurance operations are in states requiring prior approval by regulators before proposed rates for property, casualty, or health insurance policies may be implemented. However, rates proposed for life insurance generally become effective immediately upon filing with a state, even though the same state may require prior rate approval for other types of insurance. Insurance regulatory authorities perform periodic examinations of an insurer’s market conduct and other affairs. Unitrin’s health insurance subsidiaries are also subject to certain regulation by the federal government. For example, the Health Care Acts, and the regulations promulgated thereunder, establish minimum loss ratios, coverages and minimum policy limits for health insurance policies.

Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (the “NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements include risk-based capital (“RBC”) rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2010, the total adjusted capital of each of Unitrin’s insurance subsidiaries exceeded the minimum levels required under RBC rules.

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

In addition to the regulatory requirements described above, a number of legislative and regulatory measures pending or recently approved may significantly affect the insurance business in a variety of ways. In particular, the NAIC adopted extensive modifications to its Model Insurance Holding Company System Regulatory Act and related regulation in December 2010. Assuming enactment into law by the various state legislatures and regulators, these modifications will, among other things, substantially expand the oversight and examination powers of state insurance regulators not only with respect to licensed insurance companies, but also with respect to their presently unregulated non-insurance affiliates, and impose new reporting requirements on the ultimate controlling persons of such insurance companies. Other significant measures enacted in recent years include, among other things, tort reform, consumer privacy requirements, credit score regulation, producer compensation regulations, corporate governance requirements and financial services deregulation initiatives.

State insurance laws intended primarily for the protection of policyholders contain certain requirements that must be met prior to any change of control of an insurance company or insurance holding company that is domiciled or, in some cases, an insurance company having such substantial business that it is deemed commercially domiciled, in that state. These requirements may include the advance filing of specific information with the state insurance regulators, a public hearing on the matter, and the review and approval of the change of control by such regulators. The Company has insurance subsidiaries domiciled in Alabama, California, Illinois, Louisiana, Missouri, New York, Oklahoma, Oregon, Texas and Wisconsin. In these states, except Alabama, “control” generally is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of an insurance company. Control is presumed to exist in Alabama with a 5% or more ownership interest in such securities. Any purchase of Unitrin’s shares that would result in the purchaser owning Unitrin’s voting securities in the foregoing percentages for the states indicated would be presumed to result in the acquisition of control of

Unitrin’s insurance subsidiaries in those states. Therefore, acquisitions subject to the 10% threshold generally would require the prior approval of the insurance regulatory authorities in each state in which Unitrin’s insurance subsidiaries are domiciled or deemed to be commercially domiciled, including those in Alabama, while acquisitions subject to the 5% threshold generally would require the prior approval of only Alabama regulatory authorities. In addition, many states require pre-acquisition notification to the state insurance regulators of a change of control of an insurance company licensed in that state if specific market concentration thresholds would be triggered by the acquisition. While those pre-acquisition notification statutes generally do not authorize the state insurance regulators to disapprove the change of control, they do authorize the issuance of a cease and desist order with respect to the insurance company if certain conditions, such as undue market concentration, would result from the acquisition. These insurance regulatory requirements may deter, delay or prevent transactions effecting control of the Company or the ownership of Unitrin’s voting securities, including transactions that could be advantageous to Unitrin’s shareholders.

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

Near the end of the first quarter of 2009, Fireside Bank began a plan to exit the automobile finance business and wind down its operations in an orderly fashion over the next several years, during which time Fireside Bank will continue to collect outstanding loan balances and make interest payments and redemptions on outstanding certificates of deposits in the ordinary course of business. In connection with the exit plan, Fireside Bank ceased accepting new loan applications and purchasing retail installment contracts from automobile dealers. Fireside Bank also has ceased opening new certificate of deposit accounts and no longer permits depositors to renew existing certificates of deposits when they mature. During 2009, Fireside Bank also closed all of its branch offices and reduced its staffing. Effective December 21, 2009, Fireside Bank agreed to and became the subject of a consent order issued by the FDIC and CDFI. The consent order requires Fireside Bank to develop and submit to the FDIC and CDFI a written liquidation plan and to update that plan by November 30 of each year. Other requirements of the consent order include: (i) certain restrictions and procedures relative to Fireside Bank’s management and directors; (ii) the adoption of certain policies and procedures and the submission of quarterly reports to the FDIC and CDFI; (iii) the maintenance of a minimum ratio of Tier 1 capital to average total assets of 15%; (iv) the maintenance of adequate reserves for loan losses; and (v) restrictions on the payment of dividends by Fireside Bank to Unitrin. Given the current status of Fireside Bank’s ongoing run-off plan, Fireside Bank’s management does not consider the terms of the consent order to be onerous nor does it believe that compliance with the order will have a material adverse affect on Fireside Bank, the run-off plan or Unitrin’s ability to recover its investment in Fireside Bank over the next several years.

Dodd-Frank Act

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

Most issuers, including Unitrin, are exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The following discussion details the significant risk factors that are more specific to Unitrin. In addition to those described below, the Company’s business, financial condition and results of operation could be materially affected by other factors not presently known by, or considered material to, the Company. Readers are advised to consider these factors along with the other information included in this 2010 Annual Report, and to consult any further disclosures Unitrin makes on related subjects in its filings with the SEC.

Catastrophe losses, whether resulting from natural disasters, terrorism or other man-made events, and reinsurance risks could adversely affect the Company’s results of operations, liquidity or financial condition.

Unitrin’s property and casualty insurance subsidiaries are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophes can be caused by various events, including, but not limited to, hurricanes, tornadoes, windstorms, earthquakes, hail storms, explosions, severe winter weather and wildfires and may include man-made events, such as terrorist attacks and hazardous material spills. The incidence, frequency and severity of catastrophes are inherently unpredictable, and may be impacted by the uncertain effects of climate change. The extent of the Company’s losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.

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

Unitrin’s insurance subsidiaries seek to reduce their exposure to catastrophe losses through underwriting strategies and the purchase of catastrophe reinsurance. Reinsurance does not relieve Unitrin’s insurance subsidiaries of their direct liability to their policyholders. As long as the reinsurers meet their obligations, the net liability for Unitrin’s insurance subsidiaries is limited to the amount of risk that they retain. While the Company’s principal reinsurers are each rated “A-” or better by A.M. Best at the time reinsurance is purchased, the Company cannot be certain that reinsurers will pay the amounts due from them either now, in the future, or on a timely basis. A reinsurer’s insolvency or inability to make payments under the terms of its reinsurance agreement with Unitrin’s insurance subsidiaries could have a material adverse effect on the Company’s financial position, results of operations and liquidity.

In addition, market conditions beyond the Company’s control determine the availability and cost of the reinsurance protection that Unitrin’s insurance subsidiaries may purchase. A decrease in the amount of reinsurance protection that Unitrin’s insurance subsidiaries purchase generally should decrease their cost of reinsurance, but increase their risk of loss. An increase in the amount of reinsurance protection that Unitrin’s insurance subsidiaries purchase generally should increase their cost of reinsurance, but decrease their risk of loss. However, if the amount of available reinsurance is reduced, Unitrin’s insurance subsidiaries could pay more for the same level, or a lower level, of reinsurance coverage. Accordingly, the Company may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect the ability of Unitrin’s insurance subsidiaries to write future insurance policies or result in their retaining more risk with respect to such insurance policies.

Estimating losses and LAE for determining property and casualty insurance reserves, or determining premium rates, is inherently uncertain, and the Company’s results of operations may be materially impacted if the Company’s insurance reserves or premium rates are insufficient.

The Company establishes loss and LAE reserves to cover estimated liabilities, which remain unpaid as of the end of each accounting period, and to investigate and settle all claims incurred under the property and casualty insurance policies that it has issued. Loss and LAE reserves are established for claims that have been reported to the Company as of the end of the accounting period, as well as for claims that have occurred but have not yet been reported to the Company. The estimates of loss and LAE reserves are based on the Company’s assessment of the facts and circumstances known to it at the time, as well as estimates of the impact of future trends in the severity of claims, the frequency of claims and other factors. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 68 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.

As the process of estimating property and casualty insurance reserves is inherently uncertain, the reserves established by the Company are not precise estimates of liability and could prove to be inadequate to cover its ultimate losses and expenses. The process of estimating loss reserves is complex and imprecise. The estimate of the ultimate cost of claims must take into consideration many factors that are dependent on the outcome of future events. The impacts on the Company’s estimates of property and casualty insurance reserves from these factors are difficult to assess accurately. A change in any one or more of the factors is likely to result in a projected ultimate loss that is different than the previous projected ultimate loss, and may have a material impact on the Company’s estimate of the projected ultimate loss. Increases in the estimates of ultimate losses and LAE will decrease earnings, while decreases in such estimates will increase earnings, as reported by the Company in the results of its operations for the periods in which the changes to the estimates are made by the Company.

The Company’s actuaries also consider trends in the severity and frequency of claims and other factors, when determining the premium rates to charge for its property and casualty insurance products. An unanticipated change in any one or more of these factors or trends, as well as a change in competitive conditions, may also result in inadequate premium rates charged for insurance policies issued by Unitrin’s property and casualty insurance subsidiaries in the future. Such pricing inadequacies could have a material impact on the Company’s operating results.

The success of Fireside Bank’s plan to exit the automobile finance business is subject to risk.

The results of operations and financial condition of Fireside Bank and the success of the Company’s plan to exit the automobile finance business, including, but not limited to, the amount of Fireside Bank’s capital returned to Unitrin depend, to a large extent, on the performance of its automobile loan receivable portfolio. Automobile loan borrowers may default during the terms of their loans. Fireside Bank bears the full risk of losses resulting from defaults. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery. A substantial portion of Fireside Bank’s automobile loan receivable portfolio is considered sub-prime. The risk of default for sub-prime loans is higher than for prime loans and has been accentuated by economic conditions over the past few years. Approximately two-thirds of Fireside Bank’s automobile loan portfolio is concentrated in loans to borrowers residing in California, where the unemployment rate has been higher than the national average. Continued economic stress in the California economy could result in increases over time in loan delinquencies and loan charge-offs in Fireside Bank’s loan portfolio and consequent adverse effects on the execution of Fireside Bank’s plan to exit the automobile finance business, including a reduction in the amount of capital expected to be returned to Unitrin.

Reserve National’s business model is vulnerable to American health care reform.

Reserve National’s business model, which focuses on providing limited health insurance coverages to persons who lack access to traditional private options, is likely to be adversely affected by the Health Care Acts. Depending largely on the final regulations for the Health Care Acts, Reserve National might suffer significant loss of revenue and be unable to compete effectively in the markets that it has historically served. In particular, certain provisions that establish minimum loss ratios for health insurance policies significantly above the levels historically experienced by Reserve National could adversely impact Reserve National’s ability to achieve an adequate return and may result in a significant loss of business for Reserve National. A significant loss of business could have a material adverse effect on the financial condition, the results of operations and the valuation of Reserve National.

The Unitrin Direct segment may not reach consistent profitability or an adequate rate of return.

The Unitrin Direct segment reported significant operating losses in 2009 and 2008 and operated slightly below break-even in 2010. The Company has taken a number of actions intended to improve Unitrin Direct’s operating results including, but not limited to, implementing premium rate increases in most states, improving insurance risk selection and retention, reducing marketing spending, modifying its direct marketing program to target a better response rate, introducing a new product and brand and improving operating scale with the acquisitions and integrations of Merastar and Direct Response. However, there is no assurance that Unitrin Direct will be profitable or reach an adequate rate of return in future years.

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

Third-party rating agencies, such as A.M. Best, assess the financial strength and rate the claims-paying ability of insurance companies based on criteria established by the rating agencies. Third-party ratings are important competitive factors in the insurance industry. Financial strength ratings are used to assess the financial strength and quality of insurers. A significant downgrade by a recognized rating agency in the ratings of Unitrin’s insurance subsidiaries, particularly those that market their products through independent agents, could result in a substantial loss of business if agents or policyholders of such subsidiaries move to other companies with higher claims paying and financial strength ratings. Any substantial loss of business could have a material adverse effect on the financial condition and results of operations of such subsidiaries. A downgrade in Unitrin’s credit rating by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”) or Fitch Ratings (“Fitch”) may reduce Unitrin’s ability to access the capital markets for general corporate purposes or refinance existing debt.

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

Banking. Fireside Bank is regulated by the FDIC and the CDFI and is subject to a consent order to which it has agreed with these two agencies. The consent order imposes a number of additional requirements on Fireside Bank. Any failure to comply with the consent order could subject Fireside Bank to the exercise of enforcement remedies by the FDIC and CDFI. These agencies regulate most aspects of Fireside Bank’s business and impose reporting obligations and a broad array of restrictions and requirements on such matters as capitalization, dividends, investments, loans and borrowings, and many requirements which relate to privacy and fairness in consumer credit or the detection and prevention of fraud and financial crime.

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

In July 2010, the DFA was enacted into law. For more information about the potential impact of the DFA on the Company’s operations, see “Dodd-Frank Act” under “Regulation” in Item 1, beginning on page 19.

In addition, the NAIC adopted extensive modifications to its Model Insurance Holding Company System Regulatory Act and related regulation in December 2010. Assuming enactment into law by the various state legislatures and regulators, these modifications will, among other things, substantially expand the oversight and examination powers of state insurance regulators not only with respect to licensed insurance companies, but also with respect to their presently unregulated non-insurance affiliates, and impose new reporting requirements on the ultimate controlling persons of such insurance companies.

These new developments (including regulations that are required to be promulgated under the DFA), as well as significant changes in, or new interpretations of, existing laws and regulations could make it more expensive for Unitrin’s subsidiaries to conduct their businesses and could materially affect the profitability of their operations and the Company’s financial results. See the discussion in the risk factor above entitled “Reserve National’s business model is vulnerable to American health care reform” regarding the potential effect of the Health Care Acts on Reserve National’s business model. For a more detailed discussion of the regulations applicable to Unitrin’s subsidiaries, and the consent order applicable to Fireside Bank, see “Insurance Regulation” and “Fireside Bank Regulation” under “Regulation” in Item 1, beginning on page 17.

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

The Company’s investment in the common stock of Intermec, Inc. (“Intermec”) is reported at fair value in the Consolidated Balance Sheet and was $137.5 million at December 31, 2010. The Company’s investment in Intermec common stock is subject to a variety of risk factors under the umbrella of market risk. General economic swings influence Intermec’s performance. A downturn in the global economy, or in the global supply chain solutions industry, in which Intermec competes, could have a negative impact on Intermec. Such results could have an adverse effect on the fair value of the Company’s investment in Intermec common stock.

The Company’s investments in limited liability investment companies and limited partnerships are concentrated in companies and partnerships that invest in distressed and mezzanine debt and secondary transactions.

At December 31, 2010, Unitrin’s insurance subsidiaries had $328.0 million invested in limited liability investment companies and limited partnerships accounted for under the equity method of accounting (“Equity Method Limited Liability Investments”), that invest in distressed and mezzanine debt of other companies and secondary transactions. In addition, Unitrin’s insurance subsidiaries had unfunded commitments to invest an additional $146.4 million at December 31, 2010, including $69.4 million of unfunded commitments related to investments reported as Other Equity Interests and included in Equity Securities in the Consolidated Balance Sheet, in such limited liability investment companies and limited partnerships. Such unfunded commitments generally may be used to fund additional investments made, or losses incurred, by such limited liability investment companies and limited partnerships. The underlying investments of such limited liability investment companies and limited partnerships generally provide opportunities for higher returns, but at a higher risk than investment-grade investments. General economic swings influence the performance of the underlying investments in distressed and mezzanine debt and secondary transactions. Unitrin’s insurance subsidiaries have also made direct investments in the same or similar distressed and mezzanine debt securities of certain issuers in which such limited liability investment companies and limited partnerships have made investments, which could exacerbate any losses attributable to poor performance of any such investments. A severe and continued downturn in the economy may result in deterioration in the business prospects of the issuers of the underlying investments that could adversely affect the Company’s operating results and financial position.

The insurance industry is highly competitive.

The Company’s insurance businesses face significant competition, and its ability to compete is affected by a variety of issues relative to others in the industry, such as product pricing, service quality, financial strength and name recognition. Competitive success is based on many factors, including, but not limited to, the following:

•	Competitiveness of prices charged for insurance policies;

•	Selection of agents, web portals and other business partners;

•	Compensation paid to agents;

•	Underwriting discipline;

•	Selectiveness of sales markets;

•	Effectiveness of marketing materials;

•	Product and technological innovation;

•	Ability to control operating expenses;

•	Adequacy of ratings from A.M. Best; and

•	Quality of services provided to agents and policyholders.

The inability to compete effectively in any of the Company’s insurance businesses could materially reduce the Company’s customer base and revenues, and could adversely affect the future results and financial condition of the Company.

See “Competition” in Item 1 of Part I beginning on pages 14 and 16, for more information on the competitive rankings in the property and casualty insurance markets and the life and health insurance markets, respectively, in the United States.

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

Unitrin and its subsidiaries are involved in lawsuits, regulatory inquiries, and other legal proceedings arising out of the ordinary course of their businesses. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities, and the outcomes of these matters are difficult to predict. Given the unpredictability of the legal and regulatory environments in which the Company operates, there can be no assurance that one or more of these matters will not produce a result which could have a material adverse effect on the Company’s financial results for any given period. For further information about the Company’s pending litigation, see Item 3, “Legal Proceedings,” beginning on page 26.

Managing technology initiatives to address business developments and increasing data security regulations and risks present significant challenges to the Company.

While technological developments can streamline many business processes and ultimately reduce the cost of operations, technology initiatives can present short-term cost and implementation risks. In addition, projections of expenses, implementation schedules and utility of results may be inaccurate and can escalate over time. The financial services industry is highly regulated, and the Company faces rising costs and competing time constraints in meeting compliance requirements of new and proposed regulations. Companies operating in the financial services industry obtain and store vast amounts of personal data. The expanding volume and sophistication of computer viruses, hackers and other external hazards may increase the vulnerability of the Company’s data systems, including, but not limited to, the personal data used in and stored on such systems, to security breaches. These increased risks and expanding regulatory requirements, including requirements related to personal data security, expose the Company to potential data loss and damages and significant increases in compliance and litigation costs.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Owned Properties

The Company owns the 41-story office building at One East Wacker Drive, Chicago, Illinois, that houses the executive offices of Unitrin and the home office of its Unitrin Direct operations, which together occupy approximately 48,000 square feet of the 527,000 rentable square feet in the building. In addition, Unitrin’s subsidiaries together own and occupy 14 buildings located in 7 states consisting of approximately 46,000 square feet in the aggregate. Unitrin’s subsidiaries hold additional properties solely for investment purposes that are not utilized by Unitrin or its subsidiaries.

Leased Facilities

Kemper leases facilities with an aggregate square footage of approximately 222,000 at 8 locations in 8 states. The latest expiration date of the existing leases is in September of 2018.

Fireside Bank leases facilities with an aggregate square footage of approximately 63,000 at 2 locations in 2 states. The latest expiration date of the existing leases is in August of 2014.

Unitrin Specialty leases facilities with an aggregate square footage of approximately 148,000 at 3 locations in 3 states. The latest expiration date of the existing leases is in June of 2018.

Unitrin Direct leases facilities with an aggregate square footage of approximately 215,000 at 7 locations in 6 states. The latest expiration date of the existing leases is in February of 2018.

Unitrin’s Life and Health Insurance segment leases facilities with aggregate square footage of approximately 500,000 at 125 locations in 26 states. The latest expiration date of the existing leases is in October of 2019.

Unitrin’s corporate data processing operation leases facilities with aggregate square footage of approximately 36,000 square feet at 2 locations in 2 states. The latest expiration date of the existing leases is in March of 2018.

Kemper, Unitrin Specialty and Unitrin Direct share leased facilities with an aggregate square footage of approximately 88,000 at 3 locations in 3 states. The latest expiration date of the existing leases is in September of 2018.

The properties described above are in good condition. The properties utilized in the Company’s operations consist of facilities suitable for general office space, call centers and data processing operations.

Item 3.	Legal Proceedings.

Proceedings

In the ordinary course of their businesses, Unitrin and its subsidiaries are involved in legal proceedings, including lawsuits, regulatory examinations and inquiries. Some of these proceedings involve matters particular to the Company or one or more of its subsidiaries, while others pertain to business practices in the industries in which Unitrin or its subsidiaries operate. Some lawsuits seek class action status that, if granted, could expose Unitrin or its subsidiaries to potentially significant liability by virtue of the size of the putative classes. These matters can raise complicated issues and may be subject to many uncertainties, including, but not limited to: (i) the underlying facts of the matter; (ii) unsettled questions of law; (iii) issues unique to the jurisdiction where the matter is pending; (iv) damage claims, including claims for punitive damages, that are disproportionate to the actual economic loss incurred; and (v) the legal, regulatory and political environments faced by large corporations generally and the insurance and banking sectors specifically. Accordingly, the outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular points in time are in most cases difficult or impossible to ascertain.

Certain subsidiaries of Unitrin, like many property and casualty insurers, are defending a significant volume of lawsuits in Florida, Louisiana and Texas arising out of property damage caused by catastrophes and storms, including major hurricanes. In these matters, the plaintiffs seek compensatory and punitive damages, and equitable relief. The Company believes its relevant subsidiaries have meritorious defenses to assert in these proceedings, and will vigorously contest these matters. However, it is anticipated that additional lawsuits will continue to be filed, at least until the applicable statutes of limitation expire, though some courts continue to demonstrate reluctance to enforce these statutes.

Financial Impact

The Company believes that resolution of its pending legal proceedings will not have a material adverse effect on the Company’s financial position. However, given the unpredictability of the legal environment, there can be no assurance that one or more of these matters will not produce a result which could have a material adverse effect on the Company’s financial results for any given period.

Legal Environment

The legal and regulatory environments within which Unitrin and its subsidiaries conduct their businesses is often unpredictable. Industry practices that were considered legally-compliant and reasonable for years may suddenly be deemed unacceptable by virtue of an unexpected court or regulatory ruling. Anticipating such shifts in the law and the impact they may have on the Company and its operations is a difficult task and there can be no assurances that the Company will not encounter such shifts in the future.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Unitrin’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol of “UTR.”

DOLLARS PER SHARE	Three Months Ended				Year Ended
	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Dec. 31, 2010
Common Stock Market Prices:
High	$28.71	$31.12	$28.23	$26.03	$31.12
Low	21.63	24.39	22.70	22.81	21.63
Close	28.05	25.60	24.39	24.54	24.54

DOLLARS PER SHARE	Three Months Ended				Year Ended
	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	Dec. 31, 2009
Common Stock Market Prices:
High	$16.70	$17.43	$20.46	$23.87	$23.87
Low	7.96	11.80	10.91	18.35	7.96
Close	13.98	12.02	19.49	22.05	22.05

Holders

As of January 21, 2011, the number of record holders of Unitrin’s common stock was approximately 5,200.

Dividends

DOLLARS PER SHARE	Three Months Ended				Year Ended
	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Dec. 31, 2010
Cash Dividends Paid to Shareholders (per share)	$0.22	$0.22	$0.22	$0.22	$0.88

	Three Months Ended				Year Ended
DOLLARS PER SHARE	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	Dec. 31, 2009
Cash Dividends Paid to Shareholders (per share)	$0.47	$0.20	$0.20	$0.20	$1.07

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010—October 31, 2010	–	$–	–	402,154
November 1, 2010 —November 30 , 2010	129,459	$23.61	129,459	272,695
December 1, 2010 —December 31, 2010	272,695	$25.11	272,695	–

Total	402,154		402,154

(1)	Unitrin’s stock repurchase program was first announced on August 8, 1990. The repurchase program was subsequently expanded several times, most recently in November 2006, when the Board of Directors expanded Unitrin’s authority to repurchase Unitrin’s common stock by an aggregate number of 6,000,000 shares (in addition to approximately 750,000 shares remaining under its prior authorization). The repurchase program did not have an expiration date. No shares remained available for repurchase under the repurchase program at December 31, 2010.

The preceding table does not include shares withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under Unitrin’s stock option plans or shares withheld to satisfy tax withholding obligations on the vesting of awards under Unitrin’s restricted stock plan. During the quarter ended December 31, 2010, 23,027 shares were withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under Unitrin’s three stock option plans. During the quarter ended December 31, 2010, 383 shares were withheld to satisfy tax withholding obligations on the vesting of awards under Unitrin’s restricted stock plan.

Unitrin Common Stock Performance Graph

The following graph assumes $100 invested on December 31, 2005 in (i) Unitrin common stock, (ii) the S&P MidCap 400 Index, and (iii) the S&P Composite 1500 Insurance Index, in each case with dividends reinvested. Unitrin is a constituent of each of these two indices.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Unitrin common stock.

Company / Index	2005	2006	2007	2008	2009	2010
Unitrin, Inc.	$100.00	$115.51	$115.01	$40.93	$61.08	$70.45
S&P MidCap 400 Index	100.00	110.32	119.12	75.96	104.36	132.16
S&P Composite 1500 Insurance Index	100.00	110.81	103.33	48.32	53.53	62.10

Item 6.	Selected Financial Data.

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2010	2009	2008	2007	2006
FOR THE YEAR
Earned Premiums	$2,289.4	$2,455.5	$2,376.6	$2,286.9	$2,290.5
Automobile Finance Revenues	99.0	178.5	242.3	260.2	245.0
Net Investment Income	327.6	322.7	212.9	289.9	286.0
Other Income	1.3	2.5	4.1	3.5	14.4
Net Realized Gains on Sales of Investments	42.6	24.6	59.2	95.5	29.3
Net Impairment Losses Recognized in Earnings	(16.5)	(50.4)	(152.9)	(33.0)	(2.8)

Total Revenues	$2,743.4	$2,933.4	$2,742.2	$2,903.0	$2,862.4

Income (Loss) from Continuing Operations	$183.8	$162.2	$(38.0)	$178.1	$267.6
Income from Discontinued Operations	0.8	2.5	8.4	27.3	19.4

Net Income (Loss)	$184.6	$164.7	$(29.6)	$205.4	$287.0

Per Unrestricted Share:
Income (Loss) from Continuing Operations	$2.97	$2.60	$(0.60)	$2.71	$3.94
Income from Discontinued Operations	0.01	0.04	0.13	0.42	0.28

Net Income (Loss)	$2.98	$2.64	$(0.47)	$3.13	$4.22

Per Unrestricted Share Assuming Dilution:
Income (Loss) from Continuing Operations	$2.97	$2.60	$(0.60)	$2.70	$3.92
Income from Discontinued Operations	0.01	0.04	0.13	0.41	0.28

Net Income (Loss)	$2.98	$2.64	$(0.47)	$3.11	$4.20

Dividends Paid to Shareholders (per share)	$0.88	$1.07	$1.88	$1.82	$1.76

AT YEAR END
Total Assets	$8,358.5	$8,573.5	$8,818.8	$9,394.4	$9,329.9

Insurance Reserves	$4,182.4	$4,239.3	$4,241.3	$3,855.9	$3,918.7
Unearned Premiums	678.6	724.9	733.5	722.2	778.9
Certificates of Deposits	321.4	682.4	1,110.8	1,274.3	1,162.7
Notes Payable	609.8	561.4	560.8	560.1	504.5
All Other Liabilities	452.9	447.9	523.8	690.9	675.5

Total Liabilities	6,245.1	6,655.9	7,170.2	7,103.4	7,040.3

Shareholders’ Equity (a)	2,113.4	1,917.6	1,648.6	2,291.0	2,289.6

Total Liabilities and Shareholders’ Equity	$8,358.5	$8,573.5	$8,818.8	$9,394.4	$9,329.9

Book Value Per Share	$34.61	$30.75	$26.46	$35.65	$34.18

(a)	In 2007, the Company’s Shareholders’ Equity was decreased by $3.2 million for the Company’s pro rata share of the impact of Intermec’s (the Company’s former Investee) changes in measuring and reporting postretirement benefits plans and accounting for uncertain income taxes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Index to

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF RESULTS

Net Income was $184.6 million ($2.98 per unrestricted common share) for the year ended December 31, 2010, compared to $164.7 million ($2.64 per unrestricted common share) for the year ended December 31, 2009. Income from Continuing Operations was $183.8 million ($2.97 per unrestricted common share) in 2010, compared to $162.2 million ($2.60 per unrestricted common share) in 2009. As discussed throughout this MD&A, results from continuing operations increased for the year ended December 31, 2010 due primarily to improved operating results in the Unitrin Direct and Fireside Bank segments, lower Net Impairment Losses Recognized in Earnings and higher Net Realized Gains on the Sales of Investments, partially offset by lower segment operating profit in the Kemper, Unitrin Specialty and Life and Health Insurance segments. Catastrophe losses from continuing operations were $78.1 million before tax for the year ended December 31, 2010, compared to $43.5 million for 2009. The Company reported Income from Discontinued Operations of $0.8 million and $2.5 million for the years ended December 31, 2010 and 2009, respectively.

Earned Premiums were $2,289.4 million in 2010, compared to $2,455.5 million in 2009, a decrease of $166.1 million. Earned Premiums decreased in all four insurance segments. Automobile Finance Revenues decreased by $79.5 million in 2010, compared to 2009, due to Fireside Bank’s execution of its ongoing plan to exit the automobile finance business.

Net Investment Income increased by $4.9 million in 2010 due primarily to higher Dividends on Equity Securities and higher interest from Investments in Fixed Maturities.

Net Realized Gains on Sales of Investments, reported in the Consolidated Statement of Operations, were $42.6 million in 2010, compared to $24.6 million in 2009. Net Impairment Losses Recognized in Earnings for the years ended December 31, 2010 and 2009 were $16.5 million and $50.4 million, respectively. The Company cannot predict when or if similar investment gains or losses may occur in the future. Other Comprehensive Investment Gains, which are not reported in the Consolidated Statement of Operations, but rather are reported in the Consolidated Statement of Comprehensive Income (Loss), were $179.5 million in 2010, compared to $233.7 million in 2009. The net comprehensive investment gain for the year ended December 31, 2010 was largely due to lower overall interest rates resulting from lower risk-free interest rates and an appreciation in the fair value of equity securities. The net comprehensive investment gain for the year ended December 31, 2009 was largely due to lower overall interest rates resulting from narrower credit spreads, partially offset by higher risk-free interest rates.

CATASTROPHES

The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in certain regions, and reinsurance. To limit its exposures to catastrophic events, the Company maintains various primary catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each primary catastrophe reinsurance program is provided in various layers (see Note 22, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for further discussion of these programs). In addition to these programs, the Kemper segment purchases reinsurance for catastrophe losses in North Carolina at retentions lower than the Company’s primary catastrophe reinsurance programs (“the Kemper NC Program”). The Company purchases reinsurance from the FHCF for hurricane losses in Florida at retentions lower than the Company’s primary catastrophe reinsurance programs.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CATASTROPHES (Continued)

Catastrophe reinsurance premiums for the Company’s primary reinsurance programs, the Kemper NC Program and the FHCF reduced earned premiums for the years ended December 31, 2010, 2009 and 2008 by the following:

DOLLARS IN MILLIONS	2010	2009	2008
Kemper	$21.9	$22.4	$19.6
Unitrin Specialty	0.3	0.3	0.3
Unitrin Direct	0.8	1.5	0.2
Life and Health Insurance	3.6	4.3	10.5

Total Ceded Catastrophe Reinsurance Premiums	$26.6	$28.5	$30.6

The Life and Health Insurance segment presented above includes reinsurance reinstatement premiums of $0.6 million, $0.7 million and $4.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, to reinstate coverage following certain hurricanes.

Total catastrophe losses and LAE (including development), net of reinsurance recoveries, reported in continuing operations were $78.1 million, $43.5 million and $144.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Catastrophe losses and LAE (including development), net of reinsurance recoveries, for the years ended December 31, 2010, 2009 and 2008 by business segment are presented below.

DOLLARS IN MILLIONS	2010	2009	2008
Kemper	$65.2	$29.3	$97.4
Unitrin Specialty	3.0	4.2	2.9
Unitrin Direct	2.0	3.4	3.1
Life and Health Insurance	7.9	6.6	41.5

Total Catastrophe Losses and LAE	$78.1	$43.5	$144.9

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CATASTROPHES (Continued)

Total Catastrophe loss and LAE reserves, net of reinsurance recoverables, developed adversely by $1.4 million for the year ended December 31, 2010. Total Catastrophe loss and LAE reserves, net of reinsurance recoverables, developed favorably by $18.4 million for the year ended December 31, 2009. Total Catastrophe loss and LAE reserves, net of reinsurance recoverables, developed adversely by $4.8 million for the year ended December 31, 2008. The Kemper segment reported favorable catastrophe reserve development of $4.9 million, $18.3 million and $5.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Life and Health Insurance segment reported adverse catastrophe reserve development of $3.3 million and $11.0 million for the years ended December 31, 2010 and 2008, respectively, and favorable catastrophe reserve development of $0.1 million for the year ended December 31, 2009. Excluding such development, the Kemper segment experienced a higher severity of catastrophe losses, due in part to a catastrophe loss of $12.9 million resulting from damage caused by hail in the state of Arizona in the fourth quarter of 2010, for the year ended December 31, 2010, compared to 2009. No major hurricanes that significantly impacted the Company made landfall in the United States during 2010 or 2009. In the third quarter of 2008, three major hurricanes (Dolly, Gustav and Ike) that significantly impacted the Company made landfall in the United States. The Kemper, Unitrin Specialty, Unitrin Direct and Life and Health Insurance segments reported $40.6 million, $1.5 million, $0.5 million and $22.8 million, respectively, of catastrophe loss and LAE, net of reinsurance recoveries, related to these hurricanes for the year ended December 31, 2008.

In addition to these losses, Insurance Expenses for the year ended December 31, 2008 includes an expense of $3.9 million related to the Kemper segment’s estimate of its share of assessments from the Texas Windstorm Insurance Association (“TWIA”). Insurance Expenses for the year ended December 31, 2009 includes a reduction of expense of $2.8 million due to a decrease in the Company’s estimate of its share of assessments from TWIA.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER

Selected financial information for the Kemper segment follows:

DOLLARS IN MILLIONS	2010	2009	2008
Earned Premiums:
Automobile	$544.7	$584.6	$590.0
Homeowners	290.0	294.0	288.8
Other Personal	53.3	53.2	51.9

Total Earned Premiums	888.0	931.8	930.7
Net Investment Income	52.8	42.1	19.1
Other Income	0.4	0.4	0.5

Total Revenues	941.2	974.3	950.3

Incurred Losses and LAE	633.6	627.8	673.8
Insurance Expenses	243.7	260.3	268.9

Operating Profit	63.9	86.2	7.6
Income Tax Benefit (Expense)	(13.3)	(22.5)	5.8

Net Income	$50.6	$63.7	$13.4

RATIOS BASED ON EARNED PREMIUMS

Incurred Loss and LAE Ratio (excluding Catastrophes)	64.0%	64.2%	61.9%
Incurred Catastrophe Loss and LAE Ratio	7.4	3.2	10.5

Total Incurred Loss and LAE Ratio	71.4	67.4	72.4
Incurred Expense Ratio	27.4	27.9	28.9

Combined Ratio	98.8%	95.3%	101.3%

INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec. 31, 2010	Dec. 31, 2009
Insurance Reserves:
Automobile	$286.2	$300.4
Homeowners	97.6	86.4
Other Personal	36.7	35.9

Insurance Reserves	$420.5	$422.7

Insurance Reserves:
Loss Reserves:
Case	$261.5	$259.5
Incurred but Not Reported	88.0	90.1

Total Loss Reserves	349.5	349.6
LAE Reserves	71.0	73.1

Insurance Reserves	$420.5	$422.7

For The Year Ended
Favorable Loss and LAE Reserve Development, Net (excluding Catastrophes)	$18.9	$42.2
Favorable Catastrophe Loss and LAE Reserve Development, Net	4.9	18.3

Total Favorable Loss and LAE Reserve Development, Net	$23.8	$60.5

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	5.6%	12.7%

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER (Continued)

2010 Compared with 2009

Earned Premiums in the Kemper segment decreased by $43.8 million for the year ended December 31, 2010, compared to 2009, due primarily to lower volume, partially offset by higher average premium rates. Volume decreased due, in part, to Kemper’s decision to maintain its underwriting discipline and increase premium rates while facing increased competition in a soft personal lines insurance market, as well as planned decreases related to certain initiatives implemented in 2009 to improve profitability and the return on required capital. Kemper expects earned premiums to decrease in the short term as lower volume is partially offset by higher average premium rates. Earned premiums on automobile insurance decreased by $39.9 million for the year ended December 31, 2010, compared to 2009, due to lower volume, partially offset by higher average premium rates. The weighted-average number of automobile insurance policies in force decreased by approximately 9% for the year ended December 31, 2010, compared to 2009. Earned premiums on homeowners insurance decreased by $4.0 million for the year ended December 31, 2010, compared to 2009, due primarily to lower volume, partially offset by higher average premium rates. The weighted-average number of homeowners insurance policies in force decreased by approximately 6% for the year ended December 31, 2010, compared to 2009. Earned premiums on other personal insurance increased by $0.1 million for the year ended December 31, 2010, compared to 2009, due primarily to higher average premium rates, partially offset by lower volume.

Net Investment Income in the Kemper segment increased by $10.7 million for the year ended December 31, 2010, compared to 2009, due primarily to higher net investment income from Equity Method Limited Liability Investments. The Kemper segment reported net investment income of $15.5 million from Equity Method Limited Liability Investments for the year ended December 31, 2010, compared to $7.0 million for 2009.

Operating Profit in the Kemper segment decreased by $22.3 million for the year ended December 31, 2010, compared to 2009, due primarily to the impact of lower favorable loss and LAE reserve development and higher incurred catastrophe losses and LAE (excluding development), partially offset by lower non-catastrophe losses and LAE as a percentage of earned premiums, higher Net Investment Income and lower Insurance Expenses as a percentage of earned premiums. Favorable loss and LAE reserve development was $23.8 million for the year ended December 31, 2010, compared to $60.5 million for 2009. Catastrophe losses and LAE were $70.2 million (excluding favorable development of $4.9 million), compared to $47.6 million (excluding favorable development of $18.3 million) for 2009. Non-catastrophe losses and LAE (excluding development) as a percentage of earned premiums were 66.1% for the year ended December 31, 2010, compared to 68.8% for 2009.

Automobile insurance incurred losses and LAE were $399.1 million for the year ended December 31, 2010, compared to $409.6 million for 2009. Automobile insurance incurred losses and LAE decreased by $10.5 million due primarily to lower claim volume resulting principally from fewer automobile insurance policies in force, partially offset by the impact of lower favorable loss and LAE reserve development. Favorable loss and LAE reserve development was $11.8 million for the year ended December 31, 2010, compared to $32.5 million for 2009. Non-catastrophe losses and LAE (excluding development) as a percentage of earned premiums on automobile insurance were 74.1% for the year ended December 31, 2010, compared to 74.5% for 2009.

Homeowners insurance incurred losses and LAE were $210.0 million for the year ended December 31, 2010, compared to $188.8 million for 2009. Homeowners insurance incurred losses and LAE increased by $21.2 million for the year ended December 31, 2010, compared to 2009, due primarily to higher catastrophe losses and LAE (excluding development) and the impact of lower favorable loss and LAE reserve development, partially offset by lower non-catastrophe losses and LAE (excluding development). Catastrophe losses and LAE (excluding development) on homeowners insurance were $61.4 million for the year ended December 31, 2010, compared to $38.8 million for 2009. Favorable loss and LAE reserve development was $8.3 million for the year

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER (Continued)

ended December 31, 2010, compared to favorable development of $25.9 million for 2009. Non-catastrophe losses and LAE (excluding development) decreased by $19.0 million due primarily to lower average, estimated frequency and severity of losses. Non-catastrophe losses and LAE (excluding development) as a percentage of earned premiums on homeowners insurance were 54.1% for the year ended December 31, 2010, compared to 59.8% for 2009.

Other personal insurance incurred losses and LAE were $24.5 million for the year ended December 31, 2010, compared to $29.4 million for 2009. Other personal insurance incurred losses and LAE decreased by $4.9 million due primarily to lower levels of non-catastrophe losses and LAE and the impact of higher favorable loss and LAE reserve development. Non-catastrophe losses and LAE (excluding development) decreased by $2.7 million due to lower average, estimated severity of umbrella liability insurance losses. Favorable loss and LAE reserve development was $3.7 million for the year ended December 31, 2010, compared to favorable development of $2.1 million for 2009.

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

Insurance Expenses decreased by $16.6 million for the year ended December 31, 2010, compared to 2009. Insurance Expenses for the year ended December 31, 2009 included a reduction in expense of $2.8 million due to a change in the Kemper segment’s estimated TWIA assessment for Hurricane Ike. Insurance Expenses for the year ended December 31, 2009 included a charge of $3.3 million to write off the Kemper segment’s equity in the North Carolina Beach Plan (the “NC Beach Plan”) underwriting pool due to a change in the law enacted in the third quarter of 2009. Excluding the impact of the TWIA assessment and NC Beach Plan write-off, Insurance Expenses decreased $16.1 million due primarily to lower acquisition expenses, largely due to lower earned premiums, and the favorable impact of expense savings initiatives begun in 2009.

Net Income in the Kemper segment decreased by $13.1 million for the year ended December 31, 2010, compared to 2009, due primarily to the lower Operating Profit. The Kemper segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $24.7 million for the year ended December 31, 2010, compared to $23.4 million for 2009.

2009 Compared with 2008

Earned Premiums in the Kemper segment increased by $1.1 million for the year ended December 31, 2009, compared to 2008, due primarily to higher average premium rates, partially offset by an increase in the cost of reinsurance. Earned premiums on homeowners insurance increased by $5.2 million for the year ended December 31, 2009, compared to 2008, due primarily to higher average premium rates, partially offset by an increase in the cost of reinsurance. Earned premiums on automobile insurance decreased by $5.4 million for the year ended December 31, 2009, compared to 2008, due primarily to lower average premium rates and, to a lesser extent, lower volume.

Net Investment Income in the Kemper Segment increased by $23.0 million for the year ended December 31, 2009, compared to 2008, due primarily to higher net investment income from Equity Method Limited Liability Investments, partially offset by a lower level of investments. The Kemper segment reported net investment

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER (Continued)

income of $7.0 million from Equity Method Limited Liability Investments for the year ended December 31, 2009, compared to net investment losses of $17.4 million in 2008.

Operating Profit in the Kemper segment increased by $78.6 million for the year ended December 31, 2009, compared to 2008, due primarily to lower incurred catastrophe losses and LAE (including the impact of loss and LAE reserve development), higher Net Investment Income and to a lesser extent lower insurance expenses, partially offset by the impact of lower favorable loss and LAE reserve development on automobile insurance and higher incurred losses and LAE on automobile insurance. There were no major hurricane catastrophe losses in 2009. The Kemper segment recognized catastrophe losses, totaling $40.6 million, from Hurricanes Dolly, Gustav and Ike in 2008. See MD&A, “Catastrophes,” and Note 22, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information on Hurricanes Dolly, Gustav and Ike and the Company’s catastrophe reinsurance programs. Catastrophe losses for the year ended December 31, 2009 also decreased due to lower frequency and severity of wind and hail storms in the first half of 2009, compared to 2008.

Homeowners insurance incurred losses and LAE were $188.8 million for the year ended December 31, 2009, compared to $248.1 million for 2008. Homeowners insurance incurred losses and LAE decreased due primarily to lower catastrophe losses and LAE (including loss and LAE reserve development). Homeowners insurance catastrophe losses and LAE (excluding loss and LAE reserve development) were $38.8 million for the year ended December 31, 2009, compared to $90.4 million for 2008. Catastrophe losses and LAE decreased for the year ended December 31, 2009 due primarily to no major hurricanes occurring in 2009, compared to the aforementioned major hurricanes in 2008, and, to a lesser extent, a decrease in the frequency and severity of wind and hail storms in the first half of 2009, compared to 2008. Favorable catastrophe loss and LAE reserve development was $17.5 million for the year ended December 31, 2009, compared to a favorable development of $5.2 million for 2008. Catastrophe loss and LAE reserve development for the year ended December 31, 2009 included favorable development of $8.7 million on Hurricanes Ike and Gustav, both of which occurred in 2008, and $3.1 million of higher subrogation recoveries from certain California wildfires, which occurred in 2007.

Automobile insurance incurred losses and LAE were $409.6 million for the year ended December 31, 2009, compared to $393.5 million for 2008. Automobile insurance incurred losses and LAE increased due primarily to lower favorable loss and LAE reserve development and higher incurred non-catastrophe losses and LAE, partially offset by lower catastrophe losses and LAE (excluding loss and LAE reserve development). Loss and LAE reserve development on automobile insurance had a favorable effect of $32.5 million for the year ended December 31, 2009, compared to a favorable effect of $48.2 million for 2008. Non-catastrophe losses and LAE increased due primarily to higher severity on automobile liability claims. Automobile insurance catastrophe losses and LAE (excluding loss and LAE reserve development) were $6.6 million for the year ended December 31, 2009, compared to $8.8 million for 2008.

Other personal insurance incurred losses and LAE were $29.4 million for the year ended December 31, 2009, compared to $32.2 million for 2008. Other personal insurance Catastrophe losses and LAE (excluding loss and LAE reserve development) were $2.2 million for the year ended December 31, 2009, compared to $3.9 million in 2008. Favorable loss and LAE reserve development on other personal insurance was $2.1 for the year ended December 31, 2009, compared to unfavorable loss and LAE development of $1.3 million for 2008.

Insurance Expenses in the Kemper segment decreased by $8.6 million for the year ended December 31, 2009, compared to 2008. Insurance Expenses for the year ended December 31, 2009 included a reduction in expense of $2.8 million due to a change in the Kemper segment’s estimated TWIA assessment for Hurricane Ike. Insurance Expenses for the year ended December 31, 2008 included expense of $3.9 million related to the estimated TWIA assessment. Insurance Expenses for the year ended December 31, 2009 included a charge of $3.3 million to write

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER (Continued)

off the Kemper segment’s equity in the NC Beach Plan due to a change in the law enacted in 2009. Excluding the impact of the TWIA assessments and NC Beach Plan write-off, Insurance Expenses for the year ended December 31, 2009 decreased by $5.4 million, compared to 2008, due primarily to expense savings initiatives, partially offset by restructuring costs. Restructuring costs were $1.6 million for the year ended December 31, 2009.

Net Income in the Kemper segment increased by $50.3 million for the year ended December 31, 2009, compared to 2008, due primarily to the changes in Operating Profit. The Kemper segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $23.4 million for the year ended December  31, 2009, compared to $24.8 million for 2008.

UNITRIN SPECIALTY

Selected financial information for the Unitrin Specialty segment follows:

DOLLARS IN MILLIONS	2010	2009	2008
Earned Premiums:
Personal Automobile	$431.3	$471.5	$414.0
Commercial Automobile	43.6	56.0	80.0

Total Earned Premiums	474.9	527.5	494.0
Net Investment Income	24.8	20.8	8.6
Other Income	0.6	0.4	0.2

Total Revenues	500.3	548.7	502.8

Incurred Losses and LAE	383.0	418.8	397.0
Insurance Expenses	92.7	99.4	95.6

Operating Profit	24.6	30.5	10.2
Income Tax Expense	(4.4)	(7.0)	(0.1)

Net Income	$20.2	$23.5	$10.1

RATIOS BASED ON EARNED PREMIUMS
Incurred Loss and LAE Ratio (excluding Catastrophes)	80.0%	78.6%	79.8%
Incurred Catastrophe Loss and LAE Ratio	0.6	0.8	0.6

Total Incurred Loss and LAE Ratio	80.6	79.4	80.4
Incurred Expense Ratio	19.5	18.8	19.4

Combined Ratio	100.1%	98.2%	99.8%

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN SPECIALTY (Continued)

INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec. 31, 2010	Dec. 31, 2009
Insurance Reserves:
Personal Automobile	$181.9	$186.5
Commercial Automobile	61.7	82.9
Other	7.2	8.5

Insurance Reserves	$250.8	$277.9

Insurance Reserves:
Loss Reserves:
Case	$151.9	$169.5
Incurred but Not Reported	63.4	71.3

Total Loss Reserves	215.3	240.8
LAE Reserves	35.5	37.1

Insurance Reserves	$250.8	$277.9

For The Year Ended
Favorable (Adverse) Loss and LAE Reserve Development, Net (excluding Catastrophes)	$(4.0)	$7.9
Adverse Catastrophe Loss and LAE Reserve Development, Net	(0.1)	–

Total Favorable (Adverse) Loss and LAE Reserve Development, Net	$(4.1)	$7.9

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	(1.5)%	2.7%

2010 Compared with 2009

Earned Premiums in the Unitrin Specialty segment decreased by $52.6 million for the year ended December 31, 2010, compared to 2009, due to lower earned premiums for both personal and commercial automobile insurance. Personal automobile insurance earned premiums decreased by $40.2 million for the year ended December 31, 2010, compared to 2009, due to lower volume, slightly offset by higher average premium rates. Economic conditions, increased competition and higher premium rates, particularly in California, have all contributed to a decline in the number of personal automobile insurance policies in force in the Unitrin Specialty segment over the past several quarters. There were approximately 360,000 personal automobile insurance policies in force at the beginning of 2009, rising to a peak of approximately 380,000 policies at the end of the first quarter of 2009. Policies in force declined to approximately 351,000 policies at December 31, 2009 and then further declined to approximately 329,000 policies at the end of 2010. Unitrin Specialty expects that personal automobile insurance policies in force will continue to decline for the next several quarters, but at a slower pace and will flatten in the second half of 2011. Commercial automobile insurance earned premiums decreased by $12.4 million for the year ended December 31, 2010, compared to 2009, due to lower volume and, to a lesser extent, lower average earned premium per policy. Commercial automobile insurance volume has declined due, in part, to increased competition and a contraction of the commercial automobile insurance market resulting from the continued effects of the economy. Average earned premium per policy on commercial automobile insurance has declined due, in part, to the continued shift in the mix of Unitrin Specialty’s commercial automobile insurance business towards light commercial vehicle insurance products, which carry a lower premium rate per policy than other classes of commercial vehicles.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN SPECIALTY (Continued)

Net Investment Income in the Unitrin Specialty segment increased by $4.0 million for the year ended December 31, 2010, compared to 2009, due primarily to higher net investment income from Equity Method Limited Liability Investments. The Unitrin Specialty segment reported net investment income of $7.3 million from Equity Method Limited Liability Investments for the year ended December 31, 2010, compared to $3.5 million for 2009.

Operating Profit in the Unitrin Specialty segment decreased by $5.9 million for the year ended December 31, 2010, compared to 2009, due to lower operating profit in commercial automobile insurance and other insurance, partially offset by higher operating profit in personal automobile insurance.

Commercial automobile insurance operating profit decreased by $7.6 million for the year ended December 31, 2010, compared to 2009, due primarily to lower favorable reserve development and higher incurred losses and LAE (excluding development) as a percentage of commercial automobile insurance earned premiums and higher insurance expenses as a percentage of commercial automobile insurance earned premiums. Favorable loss and LAE reserve development on commercial automobile insurance was $1.1 million for the year ended December 31, 2010, compared to $5.4 million for 2009. See MD&A, “Critical Accounting Estimates,” for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE. Incurred losses and LAE (excluding development) as a percentage of commercial automobile insurance earned premiums increased for the year ended December 31, 2010, compared to 2009, due primarily to higher frequency, partially offset by lower severity of losses. Net investment income allocated to commercial automobile insurance was flat for the year ended December 31, 2010, compared to 2009, as lower levels of investments allocated to commercial automobile insurance were offset by higher investment returns on Equity Method Limited Liability Investments. Insurance expenses as a percentage of commercial automobile insurance earned premiums increased due primarily to increased investment in technology and reduced economies of scale.

Personal automobile insurance operating profit increased by $3.4 million for the year ended December 31, 2010, compared to 2009, due primarily to higher net investment income and lower incurred losses and LAE (excluding catastrophes and development) as a percentage of personal automobile insurance earned premiums, partially offset by the impact of adverse loss and LAE reserve development and higher insurance expenses as a percentage of personal automobile insurance earned premiums. Net investment income allocated to personal automobile insurance increased by $4.0 million for the year ended December 31, 2010, compared to 2009, due primarily to higher investment returns on Equity Method Limited Liability Investments. Incurred losses and LAE (excluding catastrophes and development) as a percentage of personal automobile earned premiums improved due primarily to lower frequency, partially offset by higher severity. Loss and LAE reserve development on personal automobile insurance had an adverse effect of $3.6 million for the year ended December 31, 2010, compared to a favorable effect of $2.3 million for 2009. Personal automobile insurance catastrophe losses and LAE were $3.0 million for the year ended December 31, 2010, compared to $4.2 million for 2009. Insurance expenses as a percentage of personal automobile insurance earned premiums increased due primarily to increased investment in technology and reduced economies of scale.

Operating results in other insurance decreased by $1.7 million for the year ended December 31, 2010, compared to 2009, due primarily to the impact of adverse loss and LAE reserve development. Loss and LAE reserve development on certain reinsurance pools in run-off, which are included in other insurance, had an adverse effect of $0.7 million for the year ended December 31, 2010, compared to a favorable development of $0.2 million for 2009. Loss and LAE reserve development on other personal insurance had an adverse effect of $0.9 million for

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN SPECIALTY (Continued)

the year ended December 31, 2010, and was almost entirely related to two liability claims that had been previously reported, one from 2003 and the other from 2005. Loss and LAE reserve development on other personal insurance was not significant for the year ended December 31, 2009.

Net Income in the Unitrin Specialty segment decreased by $3.3 million for the year ended December 31, 2010, compared to 2009, due primarily to the lower operating profit. Unitrin Specialty’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $11.5 million for both the year ended December 31, 2010, and the year ended December 31, 2009.

2009 Compared with 2008

Earned Premiums in the Unitrin Specialty segment increased by $33.5 million for the year ended December 31, 2009, compared to 2008, due to higher earned premiums on personal automobile insurance, partially offset by lower earned premiums on commercial automobile insurance. Personal automobile insurance earned premiums increased by $57.5 million for the year ended December 31, 2009, compared to 2008, due to higher volume, partially offset by lower average earned premium rates. Personal automobile insurance volume increased due primarily to a higher level of renewal policies resulting from the Unitrin Specialty segment’s significant growth in 2008 in California. Commercial automobile insurance earned premiums decreased by $24.0 million for the year ended December 31, 2009, compared to 2008, due to lower volume, partially the result of increased competition and, to a lesser extent, lower average earned premium rates. In the fourth quarter of 2008 and throughout 2009, Unitrin Specialty implemented several initiatives targeted to stabilize commercial automobile premium volume, including the introduction of a new commercial insurance product for light commercial vehicles, a reduction in down payment requirements for certain commercial automobile insurance risks and the introduction of improved internet-enabled commercial lines rating technology. While these initiatives appear to have stabilized new business production, commercial automobile insurance premium volume decreased for the year ended December 31, 2009, compared to 2008, due primarily to a lower level of renewal policies.

Net Investment Income in the Unitrin Specialty segment increased by $12.2 million for the year ended December 31, 2009, compared to 2008, due primarily to higher net investment income from Equity Method Limited Liability Investments. The Unitrin Specialty segment reported net investment income of $3.5 million from Equity Method Limited Liability Investments for the year ended December 31, 2009, compared to net investment losses of $7.9 million for 2008.

Operating Profit in the Unitrin Specialty segment increased by $20.3 million for the year ended December 31, 2009, compared to 2008, due primarily to higher operating profit in both personal and commercial automobile insurance, partially offset by lower operating profit in other insurance, which is comprised of certain reinsurance pools in run-off.

Personal automobile insurance operating profit increased by $13.8 million for the year ended December 31, 2009, compared to 2008, due primarily to higher net investment income, and to a lesser degree lower insurance expenses as a percentage of personal automobile insurance earned premiums and lower incurred losses and LAE (excluding catastrophes and development) as a percentage of personal automobile insurance earned premiums. Net investment income allocated to personal automobile insurance increased by $9.3 million for the year ended December 31, 2009, compared to 2008, due to higher investment returns on Equity Method Limited Liability Investments and a higher level of investments. Insurance expenses as a percentage of personal automobile insurance earned premiums decreased for the year ended December 31, 2009, compared to 2008, due primarily to lower commission rates, principally due to a greater proportion of renewal policies, and greater economies of

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN SPECIALTY (Continued)

scale. Incurred losses and LAE (excluding catastrophes and development) as a percentage of personal automobile earned premiums decreased due primarily to lower frequency and severity on physical damage coverages, partially offset by higher severity on liability coverages. Personal automobile insurance catastrophe losses and LAE were $4.2 million for the year ended December 31, 2009, compared to $2.9 million for 2008. Loss and LAE reserve development on personal automobile insurance had a favorable effect of $2.3 million for the year ended December 31, 2009, compared to a favorable effect of $1.7 million for 2008.

Commercial automobile insurance operating profit increased by $8.4 million for the year ended December 31, 2009, compared to 2008, due primarily to higher favorable loss and LAE reserve development, higher net investment income allocated to commercial automobile insurance and lower incurred losses and LAE (excluding development) as a percentage of commercial automobile insurance earned premiums. Loss and LAE reserve development on commercial automobile insurance had a favorable effect of $5.4 million for the year ended December 31, 2009, compared to a favorable effect of $1.3 million for 2008. Net investment income allocated to commercial automobile insurance increased by $2.9 million for the year ended December 31, 2009, compared to the same period in 2008, due primarily to higher investment returns on Equity Method Limited Liability Investments partially offset by lower levels of investments. Incurred losses and LAE (excluding development) as a percentage of commercial automobile insurance earned premiums decreased for the year ended December 31, 2009, compared to 2008, due primarily to lower severity and, to a lesser extent, lower frequency of losses.

Operating profit in other insurance decreased by $1.9 million for the year ended December 31, 2009, compared to 2008, due to the impact of lower favorable loss and LAE reserve development, partially offset by the impact of the change in the Unitrin Specialty segment’s estimate of losses and LAE recoverable from certain reinsurers that had assumed business from these run-off pools. Favorable loss and LAE reserve development on other insurance was $0.2 million for the year ended December 31, 2009, compared to $2.5 million for 2008.

Net Income in the Unitrin Specialty segment increased by $13.4 million for the year ended December 31, 2009, compared to 2008, due primarily to the higher operating profit. The Unitrin Specialty segment’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $11.5 million for the year ended December 31, 2009, compared to $11.2 million for 2008.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN DIRECT

Selected financial information for the Unitrin Direct segment follows:

DOLLARS IN MILLIONS	2010	2009	2008
Earned Premiums:
Automobile	$273.5	$338.0	$283.8
Homeowners	8.7	7.1	6.4
Other Personal	0.2	0.5	0.3

Total Earned Premiums	282.4	345.6	290.5
Net Investment Income	21.4	18.5	4.6
Other Income	0.1	0.9	0.4

Total Revenues	303.9	365.0	295.5
Incurred Losses and LAE	223.9	269.1	246.7
Insurance Expenses	87.1	107.0	101.3
Write-off of Goodwill	–	1.5	–

Operating Loss	(7.1)	(12.6)	(52.5)
Income Tax Benefit	6.0	7.3	20.5

Net Loss	$(1.1)	$(5.3)	$(32.0)

RATIOS BASED ON EARNED PREMIUMS
Incurred Loss and LAE Ratio (excluding Catastrophes)	78.6%	76.9%	83.8%
Incurred Catastrophe Loss and LAE Ratio	0.7	1.0	1.1

Total Incurred Loss and LAE Ratio	79.3	77.9	84.9
Incurred Expense Ratio	30.8	31.4	34.9

Combined Ratio	110.1%	109.3%	119.8%

INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec. 31, 2010	Dec. 31, 2009
Insurance Reserves:
Automobile	$229.5	$241.2
Homeowners	3.7	3.2
Other	2.4	2.6

Total Insurance Reserves	$235.6	$247.0

Insurance Reserves:
Loss Reserves:
Case	$144.9	$126.4
Incurred but Not Reported	56.8	79.8

Total Loss Reserves	201.7	206.2
LAE Reserves	33.9	40.8

Insurance Reserves	$235.6	$247.0

For The Year Ended
Favorable Loss and LAE Reserve Development, Net	$6.8	$12.1

Loss and LAE Reserve Development as a Percentage of Insurance Reserves at Beginning of Year	2.8%	7.4%

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN DIRECT (Continued)

2010 Compared with 2009

On February 13, 2009, the Company completed its acquisition of Direct Response in a cash transaction. Direct Response specializes in the sale of personal automobile insurance through direct mail and the internet through web insurance portals and its own websites, Response.com and Teachers.com. The results for Direct Response are included in the Unitrin Direct segment from the date of acquisition. Direct Response products had earned premiums of $106.8 million for year ended December 31, 2010, compared to $115.2 million from the date of acquisition through December 31, 2009. See Note 3, “Acquisitions of Businesses,” to the Consolidated Financial Statements for additional information pertaining to the acquisition of Direct Response.

Earned Premiums in the Unitrin Direct segment decreased by $63.2 million for the year ended December 31, 2010, compared to 2009, due primarily to lower volume.

Unitrin Direct continues to modify its marketing program to target better response and conversion rates from customers with more favorable risk characteristics and place greater emphasis on improving premium rate adequacy and insurance risk selection. Unitrin Direct has substantially ceased using Direct Response’s products to write new business and has designed a new Unitrin Direct product to replace these products, as well as other products. Unitrin Direct is in the early stages of introducing this newly-designed product on a segment-wide basis. Unitrin Direct currently estimates that this product will comprise approximately 13% of its earned premiums in 2011 and over time will improve policyholder retention, loss ratios and per policy acquisition costs. In the fourth quarter of 2010, Unitrin Direct launched a new initiative featuring its iMingle™ and Insuring The i Generation™ marketing approach. Designed for the “i Generation,” iMingle is specially designed for customers that expect technology and service to work together to make life easy – whether it is applying for insurance, signing policy documents, enrolling in automatic bill pay, or on-line coverage changes- all through an innovative interface. The new approach targets insureds with more favorable risk characteristics primarily through social networking interfaces. The terms iMingle™ and Insuring The i Generation™, and the logos containing such terms, are service marks or trademarks of Unitrin Direct Insurance Company.

The Unitrin Direct segment has implemented and continues to implement rate increases across its book of business. These actions have led to a decrease in the overall premium volume, with the number of policies in force at December 31, 2010 decreasing by 19% from the level at December 31, 2009. While premium rate increases have been and continue to be implemented over much of the Unitrin Direct segment’s book of business, average earned premiums per policy have remained relatively flat due primarily to an improvement in the risk characteristics of the book of business. In the third quarter of 2010, one of Unitrin Direct’s web insurance portal partners was purchased and the acquiring company ceased marketing for the portal. The number of new policies written through this portal has declined substantially. Unitrin Direct expects that new policy sales from this portal will be minimal in 2011. The web insurance portal partner represented 8% and 9% of Unitrin Direct’s policies in force at December 31, 2010 and December 31, 2009, respectively. The Unitrin Direct segment expects earned premiums will continue to decline in 2011, compared to 2010 on a sequential quarter basis, Unitrin Direct expects earned premiums to decline in the first quarter of 2011 and then remain relatively flat through the end of 2011.

Net Investment Income in the Unitrin Direct segment increased by $2.9 million for the year ended December 31, 2010, compared to 2009, due primarily to higher net investment income from Equity Method Limited Liability Investments. The Unitrin Direct segment reported net investment income of $6.3 million from Equity Method Limited Liability Investments for the year ended December 31, 2010, compared to $3.7 million for 2009.

The Unitrin Direct segment reported an Operating Loss of $7.1 million for the year ended December 31, 2010, compared to an Operating Loss of $12.6 million for 2009. Operating results improved in the Unitrin Direct segment for the year ended December 31, 2010, compared to 2009, due primarily to higher Net Investment

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN DIRECT (Continued)

Income and lower Insurance Expenses as a percentage of earned premiums, partially offset by higher Incurred Losses and LAE as a percentage of earned premiums.

Incurred Losses and LAE as a percentage of earned premiums were 79.3% for the year ended December 31, 2010, compared to 77.9% for 2009. Incurred Losses and LAE as a percentage of earned premiums increased due primarily to higher non-catastrophe losses and LAE (excluding development) and the impact of lower favorable loss and LAE reserve development, partially offset by lower catastrophe losses and LAE (excluding development). Incurred Losses and LAE as a percentage of earned premiums for the year ended December 31, 2010 were significantly higher than the level required to produce an underwriting profit. Underwriting profit is a non-GAAP measure of profitability before tax used by insurance companies to measure the profits directly related to earned premiums. Accordingly, underwriting profit excludes net investment income, whereas Operating Profit, a GAAP measure, includes net investment income.

See MD&A, “Critical Accounting Estimates,” for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Insurance Expenses in the Unitrin Direct segment were $87.1 million, or 30.8% of earned premiums, for the year ended December 31, 2010, compared to $107.0 million, or 31.0% of earned premiums, for 2009. Insurance Expenses decreased for the year ended December 31, 2010, compared to 2009, due primarily to lower restructuring costs, lower salary and benefits expenses due, in part, to certain restructuring actions taken in 2009 and lower bad debt expense, partially offset by higher amortization expense related to the acquisition of Direct Response. Restructuring costs were $0.9 million for the year ended December 31, 2010, compared to $7.2 million for 2009.

Unitrin Direct reported a Net Loss of $1.1 million for the year ended December 31, 2010, compared to a Net Loss of $5.3 million for 2009. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $10.0 million for the year ended December 31, 2010, compared to $9.9 million for 2009.

2009 Compared with 2008

Earned Premiums in the Unitrin Direct segment increased by $55.1 million for the year ended December 31, 2009, compared to 2008 due primarily to the impact of including earned premiums of $115.2 million from the Direct Response acquisition, partially offset by lower volume. Excluding the impact of the Direct Response acquisition, Earned Premiums in the Unitrin Direct segment decreased by $60.1 million for the year ended December 31, 2009, compared to 2008. During the second half of 2008, the Unitrin Direct segment began to moderate its marketing spending while modifying its direct mail marketing program to target a better response rate from customers with more favorable risk characteristics and place greater emphasis on improving Incurred Losses and LAE as a percentage of Earned Premiums through improved premium rate adequacy and improved insurance risk selection. At the end of 2009, the Unitrin Direct segment had implemented rate increases in most states, with more significant rate increases to be implemented for the Direct Response book of business. In 2009, the Unitrin Direct segment suspended writing new business using Direct Response’s distribution channels and insurance products until certain rate increases and product changes were implemented.

Net Investment Income in the Unitrin Direct Segment increased by $13.9 million for the year ended December 31, 2009 compared to 2008, due primarily to higher net investment income from Equity Method Limited Liability Investments and higher levels of investments allocated to the Unitrin Direct segment, due

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

UNITRIN DIRECT (Continued)

primarily to the acquisition of Direct Response. The Unitrin Direct segment reported net investment income of $3.7 million from Equity Method Limited Liability Investments for the year ended December 31, 2009, compared to a net investment loss of $4.4 million for 2008.

The Unitrin Direct segment reported an Operating Loss of $12.6 million for the year ended December 31, 2009, compared to an Operating Loss of $52.5 million for 2008. The operating loss for Direct Response was $7.0 million from the date of acquisition through December 31, 2009, which includes restructuring costs of $6.5 million and a charge of $1.5 million to write off goodwill. Excluding the impact of the Direct Response acquisition, the Unitrin Direct segment’s Operating Loss was $5.6 million for the year ended December 31, 2009, compared to an Operating Loss of $52.5 million for 2008. Excluding the impact of the acquisition of Direct Response, operating results in the Unitrin Direct segment improved for the year ended December 31, 2009, compared to 2008, due primarily to lower volume of unprofitable business, lower Incurred Losses and LAE and higher Net Investment Income.

Incurred Losses and LAE as a percentage of earned premiums for the Unitrin Direct segment’s book of business was significantly higher than that required to produce an underwriting profit for the years ended December 31, 2009 and 2008. Incurred Losses and LAE (excluding loss reserve development and the impact of the Direct Response acquisition) as a percentage of earned premiums was 78.8% for the year ended December 31, 2009, compared to 83.8% for 2008. Incurred Losses and LAE (excluding loss reserve development and the impact of the Direct Response acquisition) as a percentage of earned premiums improved in 2009 due primarily to the impact of the premium rate increases implemented in 2008 and 2009. Incurred Losses and LAE, excluding the impact of the Direct Response acquisition, decreased by $77.2 million for the year ended December 31, 2009, compared to 2008, due primarily to the lower volume of earned premiums and, to a lesser extent, the favorable impact of loss and LAE reserve development in 2009, compared to 2008, and the lower percentage of incurred losses and LAE to earned premiums. Favorable loss and LAE reserve development for the Unitrin Direct segment was $12.1 million for the year ended December 31, 2009, compared to adverse development of $3.2 million for 2008. Catastrophe losses and LAE, excluding the impact of the Direct Response acquisition, for the Unitrin Direct segment were $2.5 million for the year ended December 31, 2009, compared to $3.1 million for 2008. Catastrophe loss and LAE for Direct Response were $0.9 million from the date of acquisition through December 31, 2009.

Insurance Expenses in the Unitrin Direct segment were $107.0 million for the year ended December 31, 2009, compared to $101.3 million for 2008. Insurance Expenses for Direct Response, including restructuring costs, were $29.3 million from the date of acquisition through December 31, 2009. Insurance Expenses, excluding the impact of the Direct Response acquisition, decreased by $23.6 million for the year ended December 31, 2009, compared to 2008, due primarily to lower marketing expense and lower other variable expenses due to the lower volume of business. Marketing spending, excluding the impact of the Direct Response acquisition, decreased by $13.2 million for the year ended December 31, 2009, compared to 2008. Unitrin Direct closed certain office locations and also reduced staff, including staff at Direct Response, by approximately 30% in 2009. Total restructuring costs incurred related to these expense savings initiatives were $7.2 million for the year ended December 31, 2009.

Unitrin Direct reported a Net Loss of $5.3 million for the year ended December 31, 2009, compared to a Net Loss of $32.0 million for 2008. Excluding a net loss of $4.4 million from Direct Response from the date of the acquisition through December 31, 2009, the Unitrin Direct segment recorded a net loss of $0.9 million for the year ended December 31, 2009, compared to a net loss of $32.0 million for the year ended December 31, 2008. Net results in the Unitrin Direct segment improved due primarily to the improvements in operating results. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $9.9 million for the year ended December 31, 2009, compared to $6.1 million for 2008.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE AND HEALTH INSURANCE

Selected financial information for the Life and Health Insurance segment follows:

DOLLARS IN MILLIONS	2010	2009	2008
Earned Premiums:
Life	$396.7	$399.7	$398.5
Accident and Health	161.9	159.2	160.1
Property	85.5	91.7	102.8

Total Earned Premiums	644.1	650.6	661.4
Net Investment Income	214.3	225.3	162.1
Other Income	0.2	0.7	1.1

Total Revenues	858.6	876.6	824.6
Policyholders’ Benefits and Incurred Losses and LAE	406.8	423.8	447.7
Insurance Expenses	283.0	284.3	297.6
Write-off of Goodwill	14.8	–	–

Operating Profit	154.0	168.5	79.3
Income Tax Expense	(59.1)	(56.4)	(27.5)

Net Income	$94.9	$112.1	$51.8

INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec. 31, 2010	Dec. 31, 2009
Insurance Reserves:
Future Policyholder Benefits	$3,004.8	$2,960.3
Incurred Losses and LAE Reserves:
Life	35.3	41.7
Accident and Health	23.6	26.0
Property	20.8	19.0

Total Incurred Losses and LAE Reserves	79.7	86.7

Insurance Reserves	$3,084.5	$3,047.0

2010 Compared with 2009

Earned Premiums in the Life and Health Insurance segment decreased by $6.5 million for the year ended December 31, 2010, compared to 2009. Earned premiums on property insurance decreased by $6.2 million for the year ended December 31, 2010, compared to 2009, due primarily to lower volume resulting from a strategy to reduce the segment’s catastrophe exposure through the non-renewal of dwelling policies in certain coastal areas and the continued run-off of dwelling policies in all other markets, slightly offset by lower catastrophe reinsurance premiums and higher average premium rates on dwelling coverage in Texas. Earned premiums on life insurance decreased by $3.0 million for the year ended December 31, 2010, compared to 2009, due to lower volume, partially offset by higher average premium rates. Earned premiums on accident and health insurance increased by $2.7 million for the year ended December 31, 2010, compared to 2009, due to higher average premium rates, partially offset by lower volume.

Over the past several years the Life and Health Insurance segment has taken several actions to reduce its exposure to catastrophe risks. These actions have included non-renewing dwelling policies in coastal areas and areas further inland and the halting of new sales of dwelling coverage in all markets. The non-renewals were substantially completed in the second quarter of 2009. As the remaining insurance policies providing dwelling

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE AND HEALTH INSURANCE (Continued)

coverage run off over the next several years, the Life and Health Insurance segment expects that its exposure to catastrophe risks will continue to decline along with the related earned premiums. Earned premiums from dwelling coverage comprised 32% of the Life and Health Insurance segment’s earned premiums on property insurance for the year ended December 31, 2010, compared to 36% for 2009.

The Company believes that some, of the health insurance products sold by its subsidiary, Reserve National, could be adversely impacted by some provisions of the Health Care Acts that were signed into law in the first quarter of 2010. In particular, a provision which sets minimum loss ratios for health insurance policies could adversely impact Reserve National’s business prospects. Such affected health insurance products accounted for approximately 49% of the Life and Health Insurance segment’s accident and health insurance earned premiums for the year ended December 31, 2010. Based on the continuing uncertainty about the impact of the Health Care Acts on Reserve National’s operations and the increased likelihood that the minimum loss ratio provisions of the Health Care Acts would apply to some of Reserve National’s non-comprehensive health insurance coverages, the Company determined that goodwill associated with Reserve National was impaired and not recoverable at September 30, 2010 and wrote off $14.8 million of goodwill in the third quarter of 2010. See Note 7, “Goodwill,” to the Consolidated Financial Statements.

Net Investment Income in the Life and Health Insurance segment decreased by $11.0 million for the year ended December 31, 2010, compared to 2009, due primarily to lower net investment income from Equity Method Limited Liability Investments, partially offset by higher net investment income from investments in fixed maturities. The Life and Health Insurance segment reported net investment income of $15.8 million from Equity Method Limited Liability Investments for the year ended December 31, 2010, compared to net investment income of $31.6 million for 2009.

Operating Profit in the Life and Health Insurance segment was $154.0 million for the year ended December 31, 2010, compared to $168.5 million for 2009. The Life and Health Insurance segment wrote-off $14.8 million of goodwill at the Company’s health insurance subsidiary, Reserve National in the third quarter of 2010. Excluding the write-off of goodwill, Operating Profit in the Life and Health Insurance segment increased $0.3 million for the year ended December 31, 2010, compared to 2009.

Policyholders’ Benefits and Incurred Losses and LAE decreased by $17.0 million for the year ended December 31, 2010, compared to 2009, due primarily to lower policyholders’ benefits on life insurance and lower losses and LAE on property insurance. Policyholders’ benefits on life insurance were $263.0 million for the year ended December 31, 2010, compared to $272.1 million for 2009, and decreased due primarily to better mortality experience on life insurance. Policyholders’ benefits and incurred losses and LAE on accident and health insurance were $95.7 million for the year ended December 31, 2010, compared to $98.0 million for 2009. Incurred accident and health losses as a percentage of earned premiums decreased due primarily to lower Medicare supplement claims as a percentage of earned premiums, partially offset by higher first time cancer related incurred accident and health insurance claims as a percentage of accident and health insurance earned premiums. Incurred Losses and LAE, net of reinsurance, on property insurance were $48.1 million for the year ended December 31, 2010, compared to $53.7 million for 2009, and decreased due primarily to lower catastrophe losses and LAE (excluding development) and lower non-catastrophe losses and LAE, partially offset by higher adverse loss and LAE reserve development. Catastrophe losses and LAE, net of reinsurance (excluding development), were $4.5 million for the year ended December 31, 2010, compared to $6.7 million for 2009. Adverse loss reserve development on property insurance was $4.5 million (including adverse development of $3.3 million on catastrophes) for the year ended December 31, 2010, compared to adverse development of $2.6 million (including favorable development of $0.1 million on catastrophes) for 2009.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE AND HEALTH INSURANCE (Continued)

The Life and Health Insurance segment has a number of pending legal matters related to catastrophes and storms and could continue to report either favorable or unfavorable catastrophe reserve development in future periods depending on the resolution of these matters. See Note 25, “Contingencies,” to the Consolidated Financial Statements.

Net Income in the Life and Health Insurance segment was $94.9 million for the year ended December 31, 2010, compared to $112.1 million for 2009.

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

Earned Premiums in the Life and Health Insurance segment decreased by $10.8 million for the year ended December 31, 2009, compared to 2008. Earned Premiums in the Life and Health Insurance segment for the year ended December 31, 2009 included earned premiums of $12.6 million in the first quarter of 2009 (consisting of $9.8 million from life insurance, $1.9 million from accident and health insurance and $0.9 million from property insurance) related to the Primesco acquisition with no corresponding amount in the first quarter of 2008.

Excluding the impact of the Primesco acquisition, Earned Premiums in the Life and Health Insurance segment decreased by $23.4 million for the year ended December 31, 2009, compared to 2008. Earned premiums on life insurance decreased by $8.6 million for the year ended December 31, 2009, due primarily to lower volume, partially offset by higher average premium rates. Earned premiums on accident and health insurance decreased by $2.8 million for the year ended December 31, 2009, as the volume of limited benefit medical and Medicare supplement products declined by $9.0 million, while higher average premium rates for those same products increased earned premiums by $6.2 million. Earned premiums on property insurance sold by the Life and Health Insurance segment’s career agents decreased by $12.0 million for the year ended December 31, 2009 due primarily to lower volume, due in part to the Life and Health Insurance segment’s strategy to reduce its catastrophe exposure through the non-renewal of dwelling coverage in certain coastal areas and the continued run-off of dwelling coverage in all other markets, partially offset by lower catastrophe reinsurance premiums.

Catastrophe reinsurance premiums, which reduce the Life and Health Insurance segment’s earned premiums on property insurance, decreased by $6.2 million for the year ended December 31, 2009, compared to 2008. Catastrophe reinsurance premiums, which reduce the Life and Health Insurance segment’s earned premiums on property insurance, included a reinsurance premium of $4.4 million for the year ended December 31, 2008 to reinstate catastrophe reinsurance coverage following Hurricanes Dolly, Gustav and Ike. See MD&A, “Catastrophes,” and Note 22, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information on Hurricanes Dolly, Gustav and Ike and the Company’s catastrophe reinsurance programs. Excluding the impact of the reinsurance premium to reinstate catastrophe reinsurance coverage in 2008, catastrophe reinsurance premiums decreased by $1.8 million for the year ended December 31, 2009 due primarily to lower premium volume resulting in part from reduced coastal exposures and a decrease in the Life and Health Insurance segment’s upper retention limits. The Life and Health Insurance segment purchased catastrophe reinsurance coverage of $32.0 million in excess of a retention of $8.0 million under its 2009 catastrophe reinsurance program, compared to reinsurance coverage of $74.0 million in excess of a retention of $6.0 million under its 2008 catastrophe reinsurance program. The Life and Health Insurance segment’s property

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE AND HEALTH INSURANCE (Continued)

insurance products provide fire and allied lines coverage for modest value dwellings and personal property. Dwelling coverage represented approximately 36% of the Life and Health Insurance segment’s property insurance premiums in 2009, compared to 43% in 2008.

Net Investment Income in the Life and Health Insurance segment increased by $63.2 million for the year ended December 31, 2009, compared to 2008, due primarily to higher net investment income from Equity Method Limited Liability Investments and $5.4 million of net investment income from Primesco in the first quarter of 2009 with no corresponding amount in 2008, partially offset by lower net investment income from investments in fixed maturities and short-term investments due in part to lower volume resulting from extraordinary dividends paid by Unitrin’s subsidiaries, Union National Life and Reliable, to Unitrin and certain other intercompany transactions in 2009. The Life and Health Insurance segment reported net investment income of $31.6 from Equity Method Limited Liability Investments for the year ended December 31, 2009, compared to net investment losses of $38.3 million for 2008.

Operating Profit in the Life and Health Insurance segment increased by $89.2 million for the year ended December 31, 2009, compared to 2008, due primarily to the higher net investment income and lower catastrophe losses and LAE, net of reinsurance, on property insurance sold by the Life and Health Insurance segment’s career agents, and lower insurance expenses, partially offset by higher policyholders’ benefits and incurred losses as a percentage of earned premiums on life insurance and, to a lesser extent, Medicare supplement products. Policyholders’ Benefits and Incurred Losses and LAE decreased by $23.9 million for the year ended December 31, 2009, compared to 2008, due primarily to lower catastrophe losses and LAE, net of reinsurance, on property insurance, partially offset by higher policyholders’ benefits and incurred losses as a percentage of earned premiums on life insurance and, to a lesser extent, accident and health insurance. Catastrophe losses and LAE, net of reinsurance, (including development) were $6.6 million for the year ended December 31, 2009, compared to $41.5 million for 2008. No hurricanes occurred during 2009 that impacted the Life and Health Insurance segment. Catastrophe losses and LAE, net of reinsurance, for the year ended December 31, 2008 included losses of $22.8 million from three hurricanes (Dolly, Gustav and Ike) that occurred in the third quarter of 2008. Adverse loss reserve development on property insurance was $2.6 million (including favorable development of $0.1 million on catastrophes) for the year ended December 31, 2009, compared to adverse development of $13.7 million (including adverse development of $11.0 million on catastrophes) in 2008. Policyholders’ benefits and incurred losses as a percentage of earned premiums on life insurance increased due to a lower level of policy lapses for the year ended December 31, 2009, compared to 2008. When a life insurance policy lapses, the reserve for future policyholder benefits reported on the balance sheet is reduced and a corresponding reduction in policyholders’ benefits expense is reported on the income statement.

Insurance Expenses in the Life and Health Insurance segment decreased by $13.3 million for the year ended December 31, 2009, compared to 2008, due primarily to lower amortization of policy acquisition costs, due in part to the lower level of policy lapses, and lower expense related to home and field office operations, partially offset by the inclusion of insurance expense from Primesco in the first quarter of 2009 with no corresponding amount in the first quarter of 2008. After the 2008 acquisition of Primesco, the Life and Health Insurance segment incurred certain redundant expenses associated with maintaining Primesco’s home office and has focused on eliminating these redundant expenses by consolidating the Primesco home office operations into the Career Agency Companies home office. The consolidation of the two home offices was substantially completed during the first quarter of 2009 and has resulted in lower home office expenses as a percentage of earned premiums from the additional scale provided by the acquisition.

Net Income in the Life and Health Insurance segment was $112.1 million for the year ended December 31, 2009, compared to $51.8 million for 2008.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

FIRESIDE BANK

Selected financial information for Fireside Bank follows:

DOLLARS IN MILLIONS	2010	2009	2008
Interest, Loan Fees and Earned Discounts	$97.6	$175.0	$237.4
Other Automobile Finance Revenues	1.4	3.5	4.9

Total Automobile Finance Revenues	99.0	178.5	242.3
Net Investment Income	1.9	2.8	4.5

Total Revenues	100.9	181.3	246.8
Provision for Loan Losses	(14.2)	60.2	110.0
Interest Expense on Certificates of Deposits	28.2	43.5	58.7
Incentives to Close Deposit Accounts Early	4.6	0.1	–
General and Administrative Expenses	57.7	75.9	94.2
Write-off of Goodwill	–	–	9.2

Operating Profit (Loss)	24.6	1.6	(25.3)
Income Tax Benefit (Expense)	(9.9)	(6.9)	3.0

Net Income (Loss)	$14.7	$(5.3)	$(22.3)

Automobile Loan Originations	$–	$77.0	$546.1

AUTOMOBILE LOAN RECEIVABLES

DOLLARS IN MILLIONS	Dec. 31, 2010	Dec. 31, 2009
Sales Contracts and Loans Receivables	$382.9	$749.5
Unearned Discounts and Deferred Fees	(1.6)	(5.4)

Net Automobile Loan Receivables Outstanding	381.3	744.1
Reserve for Loan Losses	(43.7)	(83.3)

Automobile Loan Receivables	$337.6	$660.8

DOLLARS IN MILLIONS	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding
	Dec. 31, 2010		Dec. 31, 2009
Current Loan Balances	$229.7	60.2%	$444.4	59.7%
Delinquent Loan Balances:
Less than 30 Days Delinquent	132.3	34.7	223.6	30.0
30 Days to 59 Days Delinquent	16.3	4.3	57.9	7.8
60 Days to 89 Days Delinquent	2.6	0.7	14.1	1.9
Delinquent 90 Days and Greater	0.4	0.1	4.1	0.6

Net Automobile Loan Receivables Outstanding	381.3	100.0%	744.1	100.0%

Reserve for Loan Losses	(43.7)	11.5%	(83.3)	11.2%

Automobile Loan Receivables	$337.6		$660.8

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

FIRESIDE BANK (Continued)

AUTOMOBILE LOAN RECEIVABLES AT DECEMBER 31, 2010 BY YEAR OF ORIGINATION

	Dollars in Millions						Delinquent 30 Days and Greater As a Percentage of Net Automobile Loan Receivables Outstanding
Year of Origination	Current Loan Balances	Less than 30 Days Delinquent	30 Days to 59 Days Delinquent	60 Days to 89 Days Delinquent	Delinquent 90 Days and Greater	Total
2009	$30.1	$11.7	$0.7	$0.1	$0.1	$42.7	2.0%
2008	116.0	64.7	6.9	1.0	0.1	188.7	4.3
2007	65.6	41.8	6.0	0.9	0.2	114.5	6.2
2006	17.2	13.3	2.5	0.5	–	33.5	9.1
2005	0.8	0.8	0.2	0.1	–	1.9	14.0

Total	$229.7	$132.3	$16.3	$2.6	$0.4	$381.3	5.1%

RESERVE FOR LOAN LOSSES

DOLLARS IN MILLIONS	Year Ended Dec. 31,
	2010	2009
Reserve for Loan Losses—Beginning of Year	$83.3	$120.1
Provision for Loan Losses	(14.2)	60.2
Net Charge-off:
Automobile Loan Receivables Charged Off	(63.1)	(134.5)
Automobile Loan Receivables Recovered	37.7	37.5

Net Charge-off	(25.4)	(97.0)

Reserve for Loan Losses—End of Year	$43.7	$83.3

CERTIFICATES OF DEPOSITS

DOLLARS IN MILLIONS	Dec. 31, 2010	Dec. 31, 2009
Due in One Year or Less	$ 180.6	$ 245.4
Due after One Year to Two Years	140.6	228.5
Due after Two Years to Three Years	0.2	202.8
Due after Three Years to Four Years	–	5.5
Due after Four Years to Five Years	–	0.2

Total Certificates of Deposits	$ 321.4	$ 682.4

Weighted-average Yield on Certificates of Deposits	5.4%	5.0%

CAPITAL

DOLLARS IN MILLIONS	Dec. 31, 2010	Dec. 31, 2009
Capital	$249.4	$233.4

Ratio of Tier 1 Capital to Total Average Assets	37.3%	21.3%

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

FIRESIDE BANK (Continued)

2010 Compared with 2009

Near the end of the first quarter of 2009 Fireside Bank began a plan to exit the automobile finance business and wind down its operations in an orderly fashion over the next several years. The exit plan continues to favorably exceed the Company’s original expectations. Net Automobile Loan Receivables Outstanding has declined steadily to $381.3 million at December 31, 2010 from $1,125.2 million at March 31, 2009, while Certificates of Deposits has declined to $321.4 million at December 31, 2010 from $1,054.4 million at March 31, 2009. Fireside Bank’s liquidity has increased, as measured by the ratio of cash and investments to certificates of deposits. Cash and investments totaled $224.8 million, or 69.9% of Certificates of Deposits, at December 31, 2010, compared to $204.7 million, or 19.4% of Certificates of Deposits, at March 31, 2009. Fireside Bank estimates that collections of automobile loan receivables will be approximately $190 million in 2011. The Company expects that the Fireside Bank segment will report positive bottom line results for 2011. Fireside Bank’s ratio of Tier 1 capital to total average assets increased from 15.6% at March 31, 2009 to 37.3% at December 31, 2010.

Interest, Loan Fees and Earned Discounts in the Fireside Bank segment decreased by $77.4 million for the year ended December 31, 2010, compared to 2009, due primarily to lower levels of Sales Contracts and Loans Receivables resulting from the cessation of lending activities in connection with the exit plan. Sales Contracts and Loans Receivables was $382.9 million at December 31, 2010, compared to $749.5 million at December 31, 2009. Fireside Bank has no loans outstanding that are secured by real estate. Fireside Bank has not sold or securitized any portion of its loan portfolio.

Operating Profit in the Fireside Bank segment increased by $23.0 million for the year ended December 31, 2010, compared to 2009, due primarily to a negative provision for loan losses of $14.2 million in 2010, compared with a positive provision of $60.2 million in 2009, lower General and Administrative Expenses and lower Interest Expense on Certificates of Deposits, partially offset by lower Interest, Loan Fees and Earned Discounts and higher Incentives to Close Deposit Accounts Early.

The Provision for Loan Losses decreased by $74.4 million for the year ended December 31, 2010, compared to 2009, due primarily to the cessation of all lending activities in connection with the exit plan and a lower rate of Net Charge-Off than previously anticipated for automobile loans originated in prior years. The Reserve for Loan Losses is maintained at a level that considers such factors as actual and expected loss experience, regulatory requirements and economic conditions to provide for estimated loan losses. Any change in these factors will result in either an addition to, or reduction in, the Provision for Loan Losses in future periods. Net Charge-off decreased by $71.6 million for the year ended December 31, 2010, compared to 2009, due to the lower level of Net Automobile Loan Receivables Outstanding and improved collection results. The improved collection results were partially the result of Fireside Bank maintaining a higher ratio of collectors to the number of delinquent customer accounts than in prior periods. Approximately two-thirds of Net Automobile Loan Receivables are concentrated in the state of California, where the unemployment rate has been higher than the national average over the last several years.

Fireside Bank’s loan portfolio delinquency has typically followed a seasonal pattern in which quarter-end delinquency is at its highest point at the end of the year, at its lowest point at the end of the first quarter, and then trends higher at the end of the second and third quarters. However, loan portfolio delinquency measured as a percentage of loans outstanding did not follow this pattern in 2010, but rather has trended lower in the second and third quarters of 2010. Loan portfolio delinquency increased during the fourth quarter of 2010; however, as a percentage of loans outstanding it ended at a level that was lower than the level at the end of 2009. Fireside Bank

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

FIRESIDE BANK (Continued)

cannot currently predict whether a new seasonal pattern is emerging or if loan portfolio delinquency as measured as a percentage of loans outstanding will revert to the seasonal pattern that it has typically followed. Fireside Bank does, however, expect that while delinquent accounts measured in dollars will continue to decline as the loan portfolio declines, delinquency as a percentage of loans outstanding may increase compared to the same periods in prior years. Fireside Bank has historically had many customers who have fallen behind one or two loan payments, but have continued to make regular monthly payments. Fireside Bank expects that the number of these delinquent, but regularly paying, customers will decline at a slower pace than the overall loan portfolio and, accordingly, will comprise a greater percentage of the loan portfolio over time.

The Reserve for Loan Losses as a percentage of Net Automobile Loan Receivables was 11.5% at December 31, 2010, compared to 11.2% at December 31, 2009. The Reserve for Loan Losses was $43.7 million at December 31, 2010, while Delinquent Loan Balances 30 Days or greater totaled $19.3 million. The Reserve for Loan Losses was $83.3 million at December 31, 2009, while Delinquent Loan Balances 30 Days or greater totaled $76.1 million.

Interest Expense on Certificates of Deposits decreased by $15.3 million for the year ended December 31, 2010, compared to 2009, due primarily to lower levels of deposits. Fireside Bank is making interest payments and redemptions on outstanding certificates of deposits in the ordinary course of business. In connection with the exit plan, Fireside Bank no longer permits depositors to renew existing Certificates of Deposits when they mature and is not opening new certificate of deposit accounts.

In 2010, Fireside Bank redeemed a total of $146.9 million of its outstanding certificates of deposits in advance of their respective scheduled maturity dates. In 2010, Fireside Bank redeemed $60.8 million of certificates of deposits prior to their respective scheduled maturity dates and paid the entire future interest of $2.3 million for these early redemptions. Fireside also Bank offered incentives, in lieu of future interest, to certain depositors to voluntarily redeem their certificates of deposits earlier than their scheduled maturity dates. Fireside Bank redeemed $86.1 million of certificates of deposits for the year ended December 31, 2010, and paid incentives of $4.6 million in connection with such offers.

General and Administrative Expenses decreased by $18.2 million for year ended December 31, 2010, compared to 2009, due primarily to the cessation of all lending activities in 2009 and a decline in costs associated with a smaller loan portfolio. Fireside Bank incurred $6.8 million of pre-tax restructuring charges for the year ended December 31, 2010 related to its plan to exit the automobile finance business. Fireside Bank incurred $11.0 million of pre-tax restructuring charges for the year ended December 31, 2009 related to its exit plan.

The Fireside Bank segment reported Net Income of $14.7 million for the year ended December 31, 2010, compared to a Net Loss of $5.3 million for 2009. Income tax expense for the year ended December 31, 2010 included a tax benefit of $0.5 million for a decrease in the valuation allowance for deferred state income taxes, net of federal taxes. Income tax expense for the year ended December 31, 2009 included tax expense of $6.0 million for an increase in the valuation allowance for deferred state income taxes, net of federal benefit, due to the decision to exit the automobile finance business. The Fireside Bank segment’s effective tax rate differs from the Federal statutory tax rate due primarily to state income taxes.

2009 Compared with 2008

Net Automobile Loan Receivables Outstanding declined steadily to $744.1 million at December 31, 2009 from $1,125.2 million at March 31, 2009, while Certificates of Deposits declined to $682.4 million at December 31,

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

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

Interest, Loan Fees and Earned Discounts in the Fireside Bank segment decreased by $62.4 million for the year ended December 31, 2009, compared to 2008, due primarily to lower levels of Sales Contracts and Loans Receivable resulting from the suspension of lending activity in connection with the exit plan.

The Fireside Bank segment reported an Operating Profit of $1.6 million for the year ended December 31, 2009, compared to an Operating Loss of $25.3 million for 2008. Operating results improved due primarily to a lower Provision for Loan Losses, lower Interest Expense on Certificates of Deposits, and lower General and Administrative Expenses, partially offset by lower Interest, Loan Fees and Earned Discounts.

The Provision for Loan Losses decreased by $49.8 million for the year ended December 31, 2009, compared to 2008, due primarily to the reduced level of Automobile Loan Originations, partially offset by the impact of higher additions to the Reserve for Loan Losses for automobile loans originated in prior years. Net Charge-off decreased by $41.3 million for the year ended December 31, 2009, compared to 2008, due to the lower level of Net Automobile Loan Receivables Outstanding, improved collection results and improvements in the quality of Fireside Bank’s loan portfolio. The improved collection results were partially the result of Fireside Bank’s maintaining a higher ratio of collectors to the number of delinquent customer accounts than in the prior year.

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

Interest Expense on Certificates of Deposits decreased by $15.2 million for the year ended December 31, 2009, compared to 2008, due primarily to lower levels of deposits.

General and Administrative Expenses decreased by $18.2 million for the year ended December 31, 2009, compared to 2008. Fireside Bank incurred $11.0 million of pre-tax restructuring charges for the year ended December 31, 2009 related to its plan to exit the automobile finance business. Fireside Bank incurred $5.5 million of pre-tax restructuring charges for the year ended December 31, 2008, related to the consolidation of its branch operations from 26 California branches at the beginning of 2008 to eight California branches by the end of 2008 and the centralization of its collection operations into two call centers.

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

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS

Net Investment Income

Net Investment Income for the years ended December 31, 2010, 2009 and 2008 was:

DOLLARS IN MILLIONS	2010	2009	2008
Investment Income (Loss):
Interest and Dividends on Fixed Maturities	$245.6	$243.5	$234.8
Dividends on Equity Securities	16.0	13.2	29.7
Equity Method Limited Liability Investments	48.8	47.7	(76.3)
Short-term Investments	0.4	1.1	11.8
Loans to Policyholders	16.5	15.4	14.6
Real Estate	27.1	28.4	30.2
Other	–	0.3	–

Total Investment Income	354.4	349.6	244.8
Investment Expenses:
Real Estate	25.7	26.4	23.8
Other Investment Expenses	1.1	0.5	1.4

Total Investment Expenses	26.8	26.9	25.2

Net Investment Income Including Discontinued Operations	327.6	322.7	219.6
Net Investment Income Reported in Discontinued Operations	–	–	(6.7)

Net Investment Income	$327.6	$322.7	$212.9

2010 Compared with 2009

Net Investment Income increased by $4.9 million for the year ended December 31, 2010, compared to 2009. Interest and dividends on fixed maturities increased by $2.1 million for the year ended December 31, 2010, compared to 2009, due primarily to a higher level of fixed maturities due, in part, to the Company reinvesting a portion of its short-term investments in fixed maturities. Dividends on equity securities increased by $2.8 million for the year ended December 31, 2010, compared to 2009, due primarily to higher yields on equity securities. Investment income from Equity Method Limited Liability Investments increased by $1.1 million for the year ended December 31, 2010, compared to 2009, due primarily to a higher investment base in 2010, partially offset by a lower total rate of return. Investment income from policyholder loans increased by $1.1 million for the year ended December 31, 2010, compared to the same period in 2009, due primarily to higher levels of policyholder loans outstanding.

2009 Compared with 2008

Net Investment Income increased by $109.8 million for the year ended December 31, 2009, compared to 2008, due primarily to higher net investment income from Equity Method Limited Liability Investments, partially offset by lower dividend income from investments in equity securities and lower investment income from short-term investments. The Company reported net investment income of $47.7 million from Equity Method Limited Liability Investments for the year ended December 31, 2009, compared to net investment losses of $76.3 million for 2008. Investment income from Equity Method Limited Liability Investments increased for the year ended December 31, 2009, compared to 2008, due primarily to increased investment returns. Dividend income from equity securities decreased by $16.5 million for the year ended December 31, 2009, compared to 2008, due primarily to sales of the vast majority of the Company’s investments in Northrop common stock and other publicly-traded common stocks during 2008. Short-term investment income decreased by $10.7 million for the year ended December 31, 2009, compared to 2008, due primarily to substantially lower yields and, to a lesser extent, a lower level of short-term investments.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)

Total Comprehensive Investment Gains (Losses)

Total Comprehensive Investment Gains (Losses) are comprised of Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Operations and unrealized investment gains and losses that are not reported in the Consolidated Statements of Operations, but rather are reported in the Consolidated Statements of Comprehensive Income (Loss). The components of Total Comprehensive Investment Gains (Losses) for the years ended December 31, 2010, 2009 and 2008 were:

DOLLARS IN MILLIONS	2010	2009	2008
Fixed Maturities:
Recognized in Consolidated Statements of Operations:
Gains on Sales	$21.5	$12.8	$4.8
Losses on Sales	(0.1)	(2.7)	(6.8)
Net Impairment Losses Recognized in Earnings	(14.4)	(41.6)	(65.9)

Total Recognized in Consolidated Statements of Operations	7.0	(31.5)	(67.9)
Recognized in Other Comprehensive Income (Loss)	86.4	191.1	(117.7)

Total Comprehensive Investment Gains (Losses) on Fixed Maturities	93.4	159.6	(185.6)

Equity Securities:
Recognized in Consolidated Statements of Operations:
Gains on Sales	11.7	13.6	121.0
Losses on Sales	–	–	(59.2)
Net Impairment Losses Recognized in Earnings	(2.1)	(8.8)	(83.3)

Total Recognized in Consolidated Statements of Operations	9.6	4.8	(21.5)
Recognized in Other Comprehensive Income (Loss)	90.2	44.8	(477.9)

Total Comprehensive Investment Gains (Losses) on Equity Securities	99.8	49.6	(499.4)

Investee:
Recognized in Consolidated Statements of Operations:
Gains on Sales	0.8	–	–
Recognized in Other Comprehensive Income (Loss)	2.9	(2.2)	2.5

Total Comprehensive Investment Gains (Losses) on Investee	3.7	(2.2)	2.5

Real Estate:
Recognized in Consolidated Statements of Operations:
Gains on Sales	8.2	–	1.5

Other Investments:
Recognized in Consolidated Statements of Operations:
Gains on Sales	0.1	–	0.1
Losses on Sales	(0.1)	(0.1)	(0.2)
Net Impairment Losses Recognized in Earnings	–	–	(3.7)
Trading Securities Net Gains (Losses)	0.5	1.0	(2.0)

Total Recognized in Consolidated Statements of Operations	0.5	0.9	(5.8)

Total Comprehensive Investment Gains (Losses)	$205.6	$207.9	$(686.8)

Recognized in Consolidated Statements of Operations	$26.1	$(25.8)	$(93.7)
Recognized in Other Comprehensive Income (Loss)	179.5	233.7	(593.1)

Total Comprehensive Investment Gains (Losses)	$205.6	$207.9	$(686.8)

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)

As a result of a decrease in the Company’s ownership percentage and other qualitative factors, the Company determined that its investment in the common stock of Intermec no longer qualified for the equity method of accounting in the third quarter of 2010. Accordingly, beginning with the Company’s September 30, 2010 interim consolidated financial statements, the Company’s investment in Intermec common stock was included in Investments in Equity Securities and was reported at its fair value. See Note 5, “Investments” to the Consolidated Financial Statements. The gains on Equity Securities recognized in Other Comprehensive Income for the year ended December 31, 2010 include an other comprehensive gain of $50.6 million related to the Company’s investment in the common stock of Intermec. The losses on Equity Securities recognized in Other Comprehensive Loss for the year ended December 31, 2008 were due primarily to the overall decline in the stock market in 2008. Total Comprehensive Investment Gains (Losses) for the year ended December 31, 2008 include realized gains on dispositions of $127.4 million and realized losses on dispositions of $66.2 million.

Other-than-Temporary Impairment

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other-than-temporary declines in fair value are reported in the Consolidated Statements of Operations in the period that the declines are determined to be other than temporary. Net Impairment Losses recognized in the Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008 include other-than-temporary impairment (“OTTI”) losses of $16.5 million, $50.4 million and $152.9 million, respectively. OTTI losses recognized in the Consolidated Statements of Operations for the year ended December 31, 2010 included pre-tax losses of $11.9 million due to the deterioration of the business prospects of a single issuer in the waste management business. OTTI losses recognized in the Consolidated Statements of Operations for the year ended December 31, 2010 included pre-tax foreign currency losses of $2.1 million. OTTI losses from write-downs of fixed maturities for the year ended December 31, 2009 included a pretax loss of $24.4 million related to credit losses recognized for a single issuer in the manufacturing industry due to a continued deterioration in the issuer’s business prospects. OTTI losses from write-downs of fixed maturities for the year ended December 31, 2008 included a pretax loss of $33.5 million related to the same issuer in the manufacturing industry. In addition, OTTI losses from write-downs of fixed maturities for the year ended December 31, 2008 included a loss of $18.8 million for another issuer that required recapitalization due to deteriorating economic conditions in the mobile home industry. OTTI losses from write-downs of equity securities for the year ended December 31, 2008 included pretax losses of $35.6 million as a result of the U.S. Government placing Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) into conservatorship and their deteriorating financial condition. Given the market conditions at the end of the third quarter of 2008, the Company concluded that it no longer had the intent at September 30, 2008 to hold certain common stocks until recovery and, accordingly, wrote down these common stocks by $12.5 million in the third quarter of 2008. Additional OTTI losses from write-downs of equity securities for the year ended December 31, 2008 were due primarily to the deteriorating financial conditions of issuers in the financial services industry.

INVESTMENT QUALITY AND CONCENTRATIONS

The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At December 31, 2010, nearly 95% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from S&P; a rating of Aaa, Aa, A or Baa from Moody’s; rating of AAA, AA, A or BBB from Fitch; or a rating from the NAIC of 1 or 2. The Company has not made significant investments in securities that are directly or indirectly related to sub-prime mortgage loans, including, but not limited to, collateralized debt obligations and structured investment vehicles.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)

The following table summarizes the credit quality of the fixed maturity investment portfolio at December 31, 2010 and 2009:

NAIC Rating	S&P Equivalent Rating	2010		2009
		Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,493.7	78.1%	$3,678.4	80.6%
2	BBB	733.1	16.4	650.3	14.3
3	BB	105.3	2.3	110.4	2.4
4	B	52.3	1.2	27.1	0.6
5	CCC	76.6	1.7	74.1	1.6
6	In or Near Default	14.3	0.3	21.1	0.5

Total Investments in Fixed Maturities		$4,475.3	100.0%	$4,561.4	100.0%

Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $4.0 million and $14.9 million at December 31, 2010 and 2009, respectively.

At December 31, 2010, the Company had $1,792.8 million of investments in municipal bonds, of which $490.4 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment credit-risk strategy is to focus on the underlying credit rating of the issuer and not to rely on the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the average underlying rating of the Company’s entire municipal bond portfolio is AA, the majority of which are direct obligations of states.

The following table summarizes the underlying ratings of the Company’s investments in obligations of states and political subdivisions, which are included in the preceding table of the credit quality of the Company’s portfolio of investments in fixed maturities at December 31, 2010:

S&P Equivalent Rating	Underlying Rating
	Fair Value in Millions	Percentage of Total
AAA	$353.2	19.7%
AA	1,330.7	74.2
A	92.7	5.2
BBB	13.1	0.7
Below Investment Grade	3.1	0.2

Total Investments in States and Political Subdivisions	$1,792.8	100.0%

The Company’s Investments in States and Political Subdivisions included investments in the obligations of 48 states and political subdivisions thereof, with a fair value of $1,792.8 million at December 31, 2010, of which $1,478.6 million are callable prior to their maturity at or above par. Some of the states provide premium tax incentives to insurance companies that invest in their states.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)

The following table summarizes the fair value of the Company’s investments in Fixed Maturities by industry at December 31, 2010 and 2009:

DOLLARS IN MILLIONS	2010	Percentage of Total Investments	2009	Percentage of Total Investments
States and Political Subdivisions:
States	$1,174.0	18.8%	$1,297.9	21.5%
Political Subdivisions	225.3	3.6	218.8	3.6
Revenue	393.5	6.3	228.6	3.8
Manufacturing	1,023.6	16.4	928.8	15.4
Finance, Insurance and Real Estate	566.4	9.1	608.8	10.1
U.S. Government and Government Agencies and Authorities	536.9	8.6	720.9	12.0
Transportation, Communication and Utilities	229.7	3.7	236.2	3.9
Services	186.3	3.0	181.9	3.0
Mining	52.0	0.8	58.4	1.0
Wholesale Trade	36.5	0.6	33.3	0.6
Retail Trade	33.5	0.5	32.3	0.5
Agriculture, Forestry and Fishing	17.0	0.3	14.9	0.2
Other	0.6	–	0.6	–

Total Investments in Fixed Maturities	$4,475.3	71.7%	$4,561.4	75.6%

Sixty-one companies comprised over 75% of the Company’s fixed maturity exposure to the Manufacturing industry at December 31, 2010, with the largest single exposure, Caterpillar, Inc., comprising 2.6%, or $26.2 million, of the Company’s fixed maturity exposure to such industry. Twenty-seven companies comprised over 75% of the Company’s exposure to the Finance, Insurance and Real Estate industry at December 31, 2010, with the largest single exposure, Wells Fargo Corporation, comprising 6.5%, or $36.9 million, of the Company’s exposure to such industry.

The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities, at December 31, 2010:

DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments
Intermec:
Equity Securities—Common Stock	$137.5	2.2%
Tennenbaum Opportunities Fund V, LLC:
Equity Method Limited Liability Investments	91.4	1.5
Special Value Opportunity Fund, LLC:
Equity Method Limited Liability Investments	86.8	1.4
State of Louisiana and Political Subdivisions Thereof:
Fixed Maturities	84.1	1.3
State of Ohio and Political Subdivisions Thereof:
Fixed Maturities	81.5	1.3
State of Texas and Political Subdivisions Thereof:
Fixed Maturities	76.0	1.2
State of Georgia and Political Subdivisions Thereof:
Fixed Maturities	71.4	1.1
State of Hawaii and Political Subdivisions Thereof:
Fixed Maturities	70.8	1.1
State of Connecticut and Political Subdivisions Thereof:
Fixed Maturities	70.5	1.1
State of Pennsylvania and Political Subdivisions Thereof:
Fixed Maturities	69.8	1.1

Total	$839.8	13.3%

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENTS IN LIMITED LIABILITY INVESTMENT COMPANIES AND LIMITED PARTNERSHIPS

The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, or Other Equity Interests and included in Equity Securities depending on the accounting method used to report the investment. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements. Additional information pertaining to these investments at December 31, 2010 and December 31, 2009 is presented below:

DOLLARS IN MILLIONS	Asset Class	Unfunded Commitment Dec. 31, 2010	Carrying Value		Stated Fund End Date
			Dec. 31, 2010	Dec. 31, 2009
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Tennenbaum Opportunities Fund V, LLC	Distressed Debt	$–	$91.4	$85.0	10/10/2016
Special Value Opportunity Fund, LLC	Distressed Debt	–	86.8	82.2	7/13/2014
Goldman Sachs Vintage Fund IV, L.P.	Secondary Transactions	25.6	58.9	39.1	12/31/2016
Special Value Continuation Fund, LLC	Distressed Debt	–	26.8	22.4	6/30/2016
NY Life Investment Management Mezzanine Partners II, LP	Mezzanine Debt	2.3	20.5	18.3	7/31/2016
BNY Mezzanine Partners L.P.	Mezzanine Debt	2.3	14.1	13.8	4/17/2016
Ziegler Meditech Equity Partners, LP	Growth Equity	2.3	10.4	9.4	1/31/2016
BNY-Alcentra Mezzanine Partners III, L.P.	Mezzanine Debt	40.2	4.5	–	2021-2022
Other Funds		4.3	14.6	15.3	Various

Total for Equity Method Limited Liability Investments		77.0	328.0	285.5

Reported as Other Equity Interests and Reported at Fair Value:
Highbridge Principal Strategies Fund L.P	Mezzanine Debt	13.5	$11.4	2.7	1/23/2018
Goldman Sachs Vintage Fund V, L.P.	Secondary Transactions	12.6	8.7	4.2	12/31/2018
Goldman Mezzanine Partners V, L.P	Mezzanine Debt	16.1	8.4	8.2	12/31/2021
Other Funds		27.2	46.7	24.0	Various

Total Reported as Other Equity Interests and Reported at Fair Value		69.4	75.2	39.1

Total		$146.4	$403.2	$324.6

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENTS IN LIMITED LIABILITY INVESTMENT COMPANIES AND LIMITED PARTNERSHIPS (Continued)

The Company does not directly participate, as either a lender or borrower of securities, in any securities lending program. The Company does not participate directly in credit default swaps. The Company does not engage directly in hedging activities, including, but not limited to, activities involving interest rate swaps, forward foreign currency contracts, commodities contracts, exchange traded and over-the-counter options or warrants. The Company has limited exposure to such programs and activities by virtue of an investment of $2.5 million at December 31, 2010 included in Other Funds under the heading “Reported as Equity Method Limited Liability Investments” in the preceding table. Such investment consists solely of restricted assets that are being redeemed over several periods.

INTEREST AND OTHER EXPENSES

Interest and Other Expenses was $68.3 million, $61.9 million and $58.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Interest expense, excluding interest on a mortgage note payable included in real estate investment expense, was $32.2 million, $32.5 million and $32.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Other Corporate Expenses were $36.1 million, $29.4 million and $26.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Other Corporate Expenses increased by $6.7 million for the year ended December 31, 2010, compared to the same period in 2009, due primarily to higher postretirement benefit costs. Other Corporate Expenses increased by $3.1 million for the year ended December 31, 2009, compared to 2008, due primarily to higher compensation and higher postretirement benefit costs.

INCOME TAXES

The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions, the effects of the write-off of goodwill and the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $54.4 million, $54.9 million and $57.1 million in 2010, 2009 and 2008, respectively. The Company wrote off $14.8 million and $9.2 million of goodwill, which is not deductible for income taxes, in 2010 and 2008, respectively. State income tax expense, net of federal benefit, was $2.1 million for the year ended December 31, 2010. State income tax expense for the year ended December 31, 2010 included a benefit of $0.5 million for a decrease in the deferred tax asset valuation allowance related to Fireside Bank. State income tax expense, net of federal benefit, was $7.1 million for the year ended December 31, 2009. State income tax expense for the year ended December 31, 2009 includes expense of $6.0 million for an increase in the deferred tax asset valuation allowance related to Fireside Bank. State income tax expense, net of federal benefit, was $2.6 million for the year ended December 31, 2008. State income tax expense for the year ended December 31, 2009 includes expense of $3.6 million to establish a valuation allowance for deferred state income taxes for Fireside Bank.

LIQUIDITY AND CAPITAL RESOURCES

On October 30, 2009, Unitrin entered a three-year, $245 million, unsecured, revolving credit agreement, expiring October 30, 2012, with a group of financial institutions (the “2012 Credit Agreement”) and terminated its five-year, $325 million, unsecured revolving credit agreement that was due to expire on June 30, 2010 (the “2010 Credit Agreement”). There were no borrowings under the 2010 Credit Agreement at its termination. The 2012 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2012 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Unitrin’s largest insurance subsidiaries, United Insurance and Trinity. Proceeds from advances under the 2012 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

In the fourth quarter of 2010, Unitrin borrowed and repaid $140 million under the 2012 Credit Agreement. As discussed below, Unitrin used a portion of the proceeds from the issuance of its 2015 Senior Notes on November 24, 2010 to repay the borrowings in full under the 2012 Credit Agreement. The 2012 Credit Agreement was undrawn at both December 31, 2010 and 2009. Management estimates that it could borrow the full amount under the 2012 Credit Agreement and still meet the financial covenants therein.

The lenders participating in the 2012 Credit Agreement, as of December 31, 2010, and their aggregate commitments are presented below:

LENDER	Commitment in Millions
Wells Fargo Bank, National Association	$75.0
JPMorgan Chase Bank, N.A.	65.0
Fifth Third Bank, an Ohio Banking Corporation	40.0
The Northern Trust Company	30.0
The Bank of New York Mellon	20.0
U.S. Bank National Association	15.0

Total Commitment	$245.0

On November 24, 2010, Unitrin issued $250 million of its 6.00% senior notes due November 30, 2015. The 2015 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Unitrin’s option at specified redemption prices. Unitrin issued the 2015 Senior Notes for proceeds of $247.8 million, net of transaction costs, for an effective yield of 6.21%. Unitrin used a portion of the proceeds from the sale of the 2015 Senior Notes to repay borrowings of $140 million under the 2012 Credit Agreement and to make a capital contribution of $60 million to its subsidiary, United Insurance. Interest expense under the 2015 Senior Notes was $1.6 million for the year ended December 31, 2010.

In 2007, Unitrin issued $360 million of its 6.00% senior notes due May 15, 2017 (the “2017 Senior Notes”). The 2017 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Unitrin’s option at specified redemption prices. Unitrin issued the 2017 Senior Notes for proceeds of $354.8 million, net of transaction costs, for an effective yield of 6.19%. Unitrin used a portion of the proceeds from the sale of the 2017 Senior Notes to repay the $300 million aggregate principal amount of its 5.75% senior notes which matured on July 1, 2007. Interest expense under the 2017 Senior Notes was $22.0 million for each of the annual periods ended December 31, 2010, 2009 and 2008, respectively.

In 2003, Unitrin issued $200 million of its 4.875% senior notes due November 1, 2010 (the “2010 Senior Notes”) for an effective yield of 5.04%. The 2010 Senior Notes were repaid and retired in 2010. Interest expense under the 2010 Senior Notes was $8.4 million, $10.1 million and $10.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Various state insurance laws restrict the ability of Unitrin’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Unitrin’s direct insurance subsidiaries paid dividends consisting of $139.4 million in cash to Unitrin during 2010. In 2011, Unitrin estimates that its direct insurance subsidiaries would be able to pay $170 million in dividends to Unitrin without prior regulatory approval.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Quantitative measures established by bank regulations to ensure capital adequacy require Fireside Bank to maintain minimum amounts of capital. Bank regulations define capital calculations for Tier 1 capital, total risk-weighted assets and total risk-based capital. To be “well-capitalized” a financial institution must have traditionally maintained a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total average assets of 5% or greater. Fireside Bank had a ratio of total capital to total risk-weighted assets of 70.3% at December 31, 2010; a ratio of Tier 1 capital to total risk-weighted assets of 64.5% at December 31, 2010; and a ratio of Tier 1 capital to total average assets of 37.3% at December 31, 2010. Higher levels of capital, while undefined, are generally more prudent for Fireside Bank’s sub-prime automobile loan business than would be required for lower risk businesses. Fireside Bank has agreed with its regulators to maintain a ratio of Tier 1 capital to total average assets of 15% or greater. On March 24, 2009, Unitrin announced that Fireside Bank would be suspending all new lending activity as part of a plan to exit the automobile finance business. The exit plan envisions an orderly wind-down of Fireside Bank’s operations over the next several years. Fireside Bank continues to collect outstanding loan balances and make interest payments and redemptions on outstanding certificates of deposits in the ordinary course of business. Fireside Bank also has ceased opening new certificate of deposit accounts and no longer permits depositors to renew existing certificates of deposits when they mature. Fireside Bank expects to return approximately $250 million of capital to Unitrin parent company over the next several years. Fireside Bank has agreed not to pay dividends without the prior approval of the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“CDFI”). In the fourth quarter of 2010, Fireside Bank requested approval from these regulators to pay a dividend of $50 million during the fourth quarter of 2010. The dividend request was still pending at February 3, 2011. If the dividend had been paid on December 31, 2010, Fireside Bank’s ratio of Tier 1 capital to total average assets on a pro forma basis would have been 29.2%. The Company cannot give any assurance that the dividend request will be approved. In addition to the pending dividend request, the Company estimates that Fireside Bank could pay, subject to regulatory approval, dividends at a rate of $25 million per quarter in 2011 and still maintain a ratio of Tier 1 capital to total average assets in excess of 20%.

During 2010, Unitrin repurchased approximately 1.4 million shares of its common stock at an aggregate cost of $34.4 million in open market transactions. Unitrin did not repurchase shares of its common stock in 2009. Unitrin repurchased and retired approximately 2.0 million shares of its common stock in 2008 at a cost of $69.0 million. Unitrin’s stock repurchase program was first announced on August 8, 1990. The repurchase program was subsequently expanded several times, most recently in November 2006, when the Board of Directors expanded Unitrin’s authority to repurchase Unitrin’s common stock by an aggregate of 6.0 million shares (in addition to approximately 0.8 million shares remaining under its prior authorization). No shares remained available for repurchase at December 31, 2010 under the repurchase program. On February 2, 2011, the Board of Directors approved a new repurchase program under which Unitrin is authorized to repurchase up to $300 million worth of its common stock. For more information, see the discussion on page 3 under the heading “Unitrin Common Stock Repurchases” in Item 1(a) of this 2010 Annual Report.

Unitrin paid a quarterly dividend to shareholders of $0.22 per common share in each quarter in 2010. Dividends paid were $54.6 million for the year ended December 31, 2010.

Unitrin directly held cash and investments totaling $60.5 million at December 31, 2010, compared to $92.4 million at December 31, 2009. Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments, and the payment of interest on Unitrin’s senior notes include cash and investments directly held by Unitrin, receipt of dividends from Unitrin’s subsidiaries and borrowings under the 2012 Credit Agreement.

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

Net Cash Provided by Operating Activities decreased by $105.0 million for the year ended December 31, 2010, compared to 2009. Net Cash Provided by Operating Activities increased by $94.3 million for the year ended December 31, 2009, compared to 2008.

Net Cash Used by Financing Activities decreased by $87.3 million for the year ended December 31, 2010, compared to 2009. In 2010, Unitrin borrowed $140 million under the 2012 Credit Agreement and issued $250 million aggregate principal amount of senior notes for proceeds of $247.8 million, compared to borrowing $220 million under its prior revolving credit agreement during 2009. In 2010, Unitrin repaid borrowings of $140 million under the 2012 Credit Agreement and retired the 2010 Senior Notes for $200 million, compared to repaying $220 million under its prior revolving credit agreement during 2009. The Company has funded its Automobile Loan Receivables through the issuance of Certificates of Deposits. Net cash used by Repayments of Certificates of Deposits, net of Proceeds from the Issuance of Certificates of Deposits, was $366.9 million for the year ended December 31, 2010, compared to net cash used of $428.5 million for 2009. Unitrin did not repurchase shares of its common stock during 2009, compared to using $34.4 million of cash during 2010 to repurchase shares of its common stock. Unitrin used $54.6 million of cash to pay dividends for the year ended December 31, 2010, compared to $66.6 million of cash used to pay dividends in 2009. The amount of cash used to pay dividends decreased in 2010, compared to 2009, due primarily to differences in dividend rates. The quarterly dividend rate was $0.47 per common share in the first quarter of 2009. Beginning with the second quarter of 2009, the quarterly dividend rate was lowered to $0.20 per common share. In the first quarter of 2010, the quarterly dividend rate was increased to $0.22 per common share and maintained at that level throughout 2010.

Net Cash Used by Financing Activities increased by $145.9 million for the year ended December 31, 2009, compared to 2008. The Company has funded its Automobile Loan Receivables through the issuance of Certificates of Deposits. Net cash used by Repayments of Certificates of Deposits, net of Proceeds from the Issuance of Certificates of Deposits, was $428.5 million for the year ended December 31, 2009, compared to net cash used of $163.5 million for 2008. During 2009, Unitrin borrowed and repaid $220 million under the 2010 Credit Agreement. Unitrin did not repurchase shares of its common stock during 2009, compared to using $69 million of cash during 2008 to repurchase shares of its common stock. Unitrin used $66.6 million of cash to pay

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

dividends for the year ended December 31, 2009, compared to $118.4 million of cash used to pay dividends during 2008. The amount of cash used to pay dividends decreased in 2009, compared to 2008, due primarily to a decrease in the quarterly dividend rate beginning with the second quarter of 2009.

Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Provided by Investing Activities increased by $31.7 million for the year ended December 31, 2010, compared to 2009. Sales of Fixed Maturities exceeded Purchases of Fixed Maturities by $174.6 million for the year ended December 31, 2010. Purchases of Fixed Maturities exceeded Sales of Fixed maturities by $157.0 million in 2009. Purchases of Equity Securities exceeded Sales of Equity Securities by $155.3 million for the year ended December 31, 2010. Sales of Equity Securities exceeded Purchases of Equity Securities by $104.9 million for the year ended December 31, 2009. Net cash used by acquisitions of short-term investments was $7.3 million for the year ended December 31, 2010, compared to net cash of $222.2 million provided by dispositions of short-term investments in 2009. The Company did not use any cash to originate automobile loans for the year ended December 31, 2010, compared to using $77.0 million of cash to originate automobile loans in 2009. The receipts from automobile loan receivables provided $339.6 million of cash for the year ended December 31, 2010, compared to $431.9 million of cash provided in 2009. Net Cash Provided by Investing Activities in 2009 includes $190.0 million of cash used to acquire Direct Response.

Net Cash Provided by Investing Activities was $287.6 million for the year ended December 31, 2009, compared to Net Cash Provided by Investing Activities of $356.2 million for 2008. Purchases of Fixed Maturities exceeded Sales of Fixed maturities by $157.0 million in 2009 and by $237.6 million in 2008. Automobile Loan Originations used $77.0 million of cash for the year ended December 31, 2009, compared to using $546.1 million of cash in 2008. The receipts from automobile loan receivables provided $431.9 million for the year ended December 31, 2009, compared to providing $571.4 million of cash in 2008. Cash received from dispositions of equity securities, net of cash paid to acquire equity securities, was $104.9 million in the year ended December 31, 2009, compared to $593.8 million in 2008. In 2008, the Company sold equity securities to reduce its risk to further declines in the stock market. The Company used $190.0 million of cash to acquire a business in 2009, compared to $95.4 million used to acquire a business in 2008. The Company received proceeds of $68.8 million related to the disposition of its Unitrin Business Insurance operations in 2008. Net cash provided by dispositions of short-term investments was $222.2 million for the year ended December 31, 2009, compared to net cash provided by disposition of short-term investments of $132.3 million for 2008.

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

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CONTRACTUAL OBLIGATIONS

Estimated cash disbursements pertaining to the Company’s contractual obligations at December 31, 2010 are as follows:

DOLLARS IN MILLIONS	Jan. 1, 2011 To Dec. 31, 2011	Jan. 1, 2012 To Dec. 31, 2013	Jan. 1, 2014 To Dec. 31, 2015	After Dec. 31, 2015	Total
Long Term Debt Obligations	$0.1	$5.6	$250.0	$360.0	$615.7
Certificates of Deposits	180.6	140.8	–	–	321.4
Capital Lease Obligations	1.9	2.9	0.4	–	5.2
Operating Lease Obligations	25.4	44.6	31.4	25.1	126.5
Purchase Obligations	5.1	5.5	3.1	–	13.7
Life and Health Insurance Policy Benefits	270.5	452.6	435.7	5,925.8	7,084.6
Property and Casualty Insurance Reserves	581.9	346.6	95.2	95.0	1,118.7
Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP	55.7	77.0	73.2	32.4	238.3

Total Contractual Obligations	$1,121.2	$1,075.6	$889.0	$6,438.3	$9,524.1

Amounts included in Life and Health Insurance Policy Benefits within the contractual obligations table above represent the estimated cash payments to be made to policyholders and beneficiaries. Such cash outflows are based on the Company’s current assumptions for mortality, morbidity and policy lapse, but are undiscounted with respect to interest. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. The Company estimates that future cash inflows would total $3.8 billion using the same assumptions used to estimate the cash outflows. The Company’s Life Insurance Reserves in the Company’s Consolidated Balance Sheet are generally based on the historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the sum of the amounts presented above for Life and Health Insurance Policy Benefits significantly exceeds the amount of Life and Health Insurance Reserves reported on the Company’s Consolidated Balance Sheet at December 31, 2010.

In addition to the purchase obligations included above, the Company had certain investment commitments totaling $150.8 million at December 31, 2010. The funding of such investment commitments is dependent upon a number of factors, the timing of which is indeterminate. The contractual obligations reported above also exclude the Company’s liability of $7.8 million for unrecognized tax benefits. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability. Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP primarily consist of interest obligations related to Long Term Debt Obligations and Certificates of Deposits.

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

Valuation of Investments

The reported value of the Company’s investments was $6,250.8 million at December 31, 2010, of which $5,030.8 million, or 80%, was reported at fair value, $328.0 million, or 5%, was reported under the equity method of accounting, $238.4 million, or 4%, was reported at unpaid principal balance and $653.6 million, or 11%, was reported at cost or depreciated cost. Investment securities, in general, are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility risk. Accordingly, it is reasonably possible that changes in the fair values of the Company’s investments reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the financial statements. Also, it is reasonably possible that changes in the carrying values of the Company’s Equity Method Limited Liability Investments will occur in the near term and such changes could materially affect the amounts reported in the financial statements because these issuers follow specialized industry accounting rules which require that they report all of their investments at fair value.

As more fully described under the heading, “Fair Value Measurements,” in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements, the Company uses a hierarchal framework which prioritizes and ranks the market price observability used in fair value measurements.

The fair value of the Company’s investments measured and reported at fair value was $5,030.8 million at December 31, 2010, of which $4,789.8 million, or 95%, was based on quoted market prices or significant value drivers that are observable and $241.0 million, or 5%, was based on significant value drivers that are unobservable. Fair value measurements based on readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment, compared to fair value measurements based on significant unobservable inputs used in measuring fair value. The prices that the Company might realize from actual sales of investments are likely to vary from their respective estimated fair values at December 31, 2010 due to limitations inherent in the estimation process and changing market conditions.

The classification of a company’s investment in a financial instrument may affect its reported results. For investments classified as trading, a company is required to recognize changes in the fair values into income for the period reported. Both the reported and fair value of the Company’s investments classified as trading was $5.1 million at December 31, 2010. For investments in fixed maturities classified as held to maturity, a company is required to carry the investment at amortized cost, with only amortization occurring during the period recognized into income. None of the Company’s investments in fixed maturities were classified as held to maturity at December 31, 2010. Changes in the fair value of investments in fixed maturities classified as available for sale, investments in equity securities classified as available for sale and an insurance entity’s investments in equity securities without readily determinable fair values are not recognized to income during the period, but rather are recognized as a separate component of Accumulated Other Comprehensive Income until realized. All of the Company’s investments in fixed maturities were classified as available for sale at December 31, 2010. Except for investments accounted for under the equity method of accounting or classified as trading, all of the Company’s

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

investments in equity securities at December 31, 2010 were required to be reported at fair value with changes in fair value reported in Accumulated Other Comprehensive Income until realized. The Company’s investments accounted for under the equity method of accounting consist of the Company’s investments in Equity Method Limited Liability Investments and are valued at cost plus cumulative undistributed comprehensive earnings or losses, and not at fair value.

Under GAAP, a company may elect to use the fair value option for some or all of its investments in financial instruments. Under the fair value option, a company is required to recognize changes in the fair values into income for the period reported. The Company has not elected the fair value option for any of its investments in financial instruments. Had the Company elected the fair value option for all of its investments in financial instruments, the Company’s reported net income for the year ended December 31, 2010, would have increased by $74.3 million.

The Company regularly reviews its investments for factors that may indicate that a decline in the fair value of an investment below its cost or amortized cost is other than temporary. Such reviews are inherently uncertain in that the value of the investment may not fully recover or may decline further in future periods. Some factors considered for fixed maturity and equity securities in evaluating whether or not a decline in fair value is other than temporary include, but are not limited to, the following:

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

Changes in these factors from one evaluation date to the next evaluation date could result in the Company determining that a temporary decline in the fair value of an investment at December 31, 2010 is no longer

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

temporary at a subsequent evaluation date. Such determination would result in an impairment loss recognized in earnings in the period such determination is made.

Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses

The Company’s Property and Casualty Insurance Reserves are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $1,118.7 million and $1,211.3 million of gross loss and LAE reserves at December 31, 2010 and 2009, respectively. Property and Casualty Insurance Reserves for the Company’s business segments at December 31, 2010 and 2009 were:

DOLLARS IN MILLIONS	2010	2009
Business Segments:
Kemper	$420.5	$422.7
Unitrin Specialty	250.8	277.9
Unitrin Direct	235.6	247.0
Life and Health Insurance	20.8	19.0

Total Business Segments	927.7	966.6
Discontinued Operations	163.9	214.4
Unallocated Reserves	27.1	30.3

Total Property and Casualty Insurance Reserves	$1,118.7	$1,211.3

The Unallocated Reserves were acquired in connection with a business acquisition from SCOR in 2002 and are reinsured by an insurance subsidiary of SCOR (see Note 8, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). The Company does not allocate these reserves to its business segments or Unitrin Business Insurance.

In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain and the actual ultimate net cost of claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures which may not be discovered or reported until years after the insurance policy period has ended. Property and Casualty Insurance Reserves related to the Company’s Discontinued Operations are predominantly long-tailed exposures, $59.8 million of which was related to asbestos, environmental matters and construction defect exposures at December 31, 2010.

The Company’s actuaries generally estimate reserves at least quarterly for most product lines and/or coverage levels using accident quarters or accident months spanning 10 or more years, depending on the size of the product line and/or coverage level or emerging issues relating to them. The Company’s actuaries use a variety of generally accepted actuarial loss reserving estimation methodologies, including, but not limited to, the following:

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

For each accident quarter, the point estimate selected by the Company’s actuaries is not necessarily one of the points produced by any particular one of the methodologies utilized, but often is another point selected by the Company’s actuaries, using their professional judgment, that takes into consideration each of the points produced by the several loss reserving estimation methodologies used. In some cases, for a particular product, the current accident quarter may not have enough paid claims data to rely upon, leading the Company’s actuaries to conclude that the incurred loss development methodology provides a better estimate than the paid loss development methodology. Therefore, the Company’s actuaries may give more weight to the incurred loss development methodology for that particular accident quarter. As an accident quarter ages for that same product, the actuary may gain more confidence in the paid loss development methodology and begin to give more weight to the paid loss development methodology. The Company’s actuaries’ quarterly selections are summed by product and/or coverage levels to create the actuarial indication of the ultimate losses. More often than not, the actuarial indication for a particular product line and accident quarter is most heavily weighted towards the incurred loss development methodology, particularly for short-tail lines such as personal automobile insurance. Historically, the incurred loss development methodology has been more reliable in predicting ultimate losses for short-tail lines, especially in the more recent accident quarters, compared with the paid loss development methodology. However, in some circumstances changes can occur which impact numerous variables, including, but not limited to, those variables identified below that are difficult to quantify and/or impact the predictive value of prior development patterns relied upon in the incurred loss development methodology and paid loss development methodology. In those circumstances, the Company’s actuaries must make adjustments to these loss reserving estimation methodologies or use additional generally accepted actuarial estimation methodologies. In those circumstances, the Company’s actuaries, using their professional judgment, may place more weight on the adjusted loss reserving estimation methodologies or other generally accepted actuarial estimation methodologies until the newer development patterns fully emerge and the Company’s actuaries can fully rely on the unadjusted loss reserving estimation methodologies. In the event of a wide variation among results generated by the different projection methodologies, the Company’s actuaries further analyze the data using additional techniques.

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

•

Changes to claims practices, including, but not limited to, changes in the reporting and impact of large losses, timing of reported claims, adequacy of case reserves, implementation of new systems for handling claims, turnover of claims department staffs, timing and depth of the audit review of claims handling procedures;

•	Changes in underwriting practices;

•	Changes in the mix of business by state, class and policy limit within product line;

•	Growth in new lines of business;

•	Changes in the attachment points of the Company’s reinsurance programs;

•	Medical costs, including, but not limited to, the ability to assess the extent of injuries and the impact of inflation;

•	Repair costs, including, but not limited to, the impact of inflation and the availability of labor and materials;

•	Changes in the judicial environment, including, but not limited to, the interpretation of policy provisions, the impact of jury awards and changes in case law; and

•	Changes in state regulatory requirements.

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

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

The final step in the quarterly loss and LAE reserving process involves a comprehensive review of the actuarial indications by the Company’s senior actuary and senior management who apply their collective judgment and determine the appropriate estimated level of reserves to record. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in claim handling practices or other changes that affect the timing of payment or development patterns, changes in the mix of business, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, the improvement or deterioration of actuarial indications in the current period as compared to prior periods, and the amount of reserves related to third party pools for which the Company does not have access to the underlying data and, accordingly, relies on calculations provided by such pools. Total recorded reserves for property and casualty insurance losses and LAE were 0.5%, 0.9% and 1.2% higher than the actuarial indication of reserves at December 31, 2010, 2009 and 2008, respectively.

The Company’s goal is to ensure that its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs, while sustaining minimal variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully developed. Changes in the Company’s estimates of these losses and LAE over time, also referred to as “development,” will occur and may be material. Favorable development is recognized and reported in the consolidated financial statements when the Company decreases its previous estimate of ultimate losses and LAE and results in an increase in net income in the period recognized, whereas adverse development is recognized and reported in the consolidated financial statements when the Company increases its previous estimate of ultimate losses and LAE and results in a decrease in net income. The Company reported total favorable development of $24.9 million, $80.9 million and $79.3 million before tax for the years ended December 31, 2010, 2009 and 2008, respectively. Development for each of the Company’s continuing business segments and Unitrin Business Insurance for the years ended December 31, 2010, 2009 and 2008, was:

DOLLARS IN MILLIONS	Favorable (Adverse) Development
	2010	2009	2008
Continuing Operations:
Kemper	$23.8	$60.5	$61.0
Unitrin Specialty	(4.1)	7.9	5.5
Unitrin Direct	6.8	12.1	(3.2)
Life and Health Insurance	(4.5)	(2.6)	(13.7)

Total Favorable Development from Continuing Operations, Net	22.0	$77.9	$49.6

Discontinued Operations:
Unitrin Business Insurance	2.9	3.0	29.7

Total Favorable Development, Net	$24.9	$80.9	$79.3

Development in the Kemper segment comprised a substantial portion of the Company’s development reported in continuing operations in 2010, 2009 and 2008. Additional information regarding the Kemper development is discussed below. Adverse development in the Life and Health Insurance segment in 2010 and 2008 is due primarily to development on certain hurricanes. See MD&A, “Life and Health Insurance” and Note 25, “Contingencies,” to the Consolidated Financial Statements.

Development in Unitrin Business Insurance comprised all of the Company’s development reported in discontinued operations. On June 3, 2008, the Company sold its Unitrin Business Insurance operations to AmTrust. The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

occurred prior to June 1, 2008, the effective date of the sale. Development for Unitrin Business Insurance in 2010 and 2009 did not have as great of an impact, as compared to 2008, as the losses and LAE became more fully developed. The impact of development, either favorable or adverse, should decline over time as the losses and LAE continue to be more fully developed.

Kemper Development

The Company’s actuaries use various generally accepted actuarial incurred and paid loss development methodologies to estimate unpaid losses and LAE. The key assumption in these estimation methodologies is that patterns observed in prior periods are indicative of how losses and LAE are expected to develop in the future and that such historical data can be used to predict and estimate ultimate losses and LAE. However, changes in the Company’s business processes, by their very nature, are likely to affect the development patterns, which generally results in the historical development factors becoming less reliable over time in predicting how losses and LAE will ultimately develop. The ultimate impact of a single change in a business process is difficult to quantify and detect, and even more difficult if several changes to business processes occur over several years. Initially after a change is implemented, there are fewer data points, as compared to the historical data, for the Company’s actuaries to analyze. With fewer data points to analyze, the Company’s actuaries cannot be certain that observed differences from the historical data trends are a result of the change in business process or merely a random fluctuation in the data. As the Company’s actuaries observe more data points following the change in business process, the Company’s actuaries can gain more confidence in whether the change in business process is affecting the development pattern. The challenge for the Company’s actuaries is how much weight to place on the development patterns based on the older historical data and how much weight to place on the development patterns based on more recent data.

Over the last several years, Kemper has undergone several changes in its claims handling processes. In 2005, Kemper changed their claims handling procedures, to emphasize greater case reserve adequacy earlier in the lifecycle of a claim. The impact of these new claims handling procedures became visible in Kemper’s reserving data in late 2006 and early 2007 as evidenced by a dramatic rise in individual case loss reserve changes in excess of $100,000 at early claims maturity valuation points. These changes had the effect of producing higher average paid and incurred loss amounts than historical averages would have otherwise indicated.

Kemper’s actuaries typically use a variety of five generally accepted actuarial loss reserving estimation methodologies—the incurred loss development methodology, the paid loss development methodology, the Bornhuetter-Ferguson incurred loss development methodology, Bornhuetter-Ferguson paid loss development methodology and the frequency and severity methodology. Kemper continues to experience various changes which impact numerous variables that are difficult to quantify and/or impact the predictive value of prior development patterns. Accordingly, in some cases, Kemper’s actuaries must make adjustments to these loss reserving estimation methodologies or use additional generally accepted actuarial loss reserving estimation methodologies until the development patterns fully emerge and Kemper’s actuaries can fully rely on the unadjusted methodologies. These changes have occurred over several years and the impact of some changes is more fully developed than it is for other changes. Accordingly, Kemper’s actuaries in some cases have continued to place greater weight on certain emerging loss development trends, while in other cases have placed greater weight on the adjusted loss reserving estimation methodologies or additional generally accepted actuarial loss reserving estimation methodologies in their actuarial indications. Beginning in 2007, the Company’s senior actuary and senior management began placing greater reliance on the actuarial indications in determining the appropriate estimated level of reserves.

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

In 2005, the personal lines claims function of Unitrin’s Multi Lines Insurance (“MLI”) unit was combined into the Kemper segment’s claims function. In September 2005, Kemper converted all open MLI personal lines claims to its claims system and began including new claims from the MLI business in its claim system.

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

Estimated Variability of Property and Casualty Insurance Reserves

Although development will emerge in all of Unitrin’s personal lines’ product lines, development in Kemper’s personal automobile insurance product line could have the most significant impact. To further illustrate the sensitivity of Kemper’s reserves for automobile insurance losses and LAE to changes in the cumulative development factors, the Company’s actuaries estimated the impact of decreases in the cumulative development factors used in the incurred loss development methodology. For the most recent quarterly evaluation period, the Company assumed an average decrease of 13.9% in the cumulative development factor, gradually declining to an average decrease of 2.9% over the next 8 older evaluation quarters, gradually declining to average decrease of 0.5% over the next 15 older evaluation quarters and then gradually declining to 0.0% thereafter. Assuming that Kemper’s automobile insurance loss and LAE reserves were based solely on the incurred loss development methodology and such assumed decreases in the cumulative development factors, the Company estimates that Kemper’s automobile insurance loss and LAE reserves would have decreased by $73.0 million at December 31, 2010 for all accident years combined.

To further illustrate the sensitivity of Kemper’s reserves for automobile insurance losses and LAE to changes in the cumulative development factors, the Company’s actuaries also estimated the impact of increases in the cumulative development factors used in the incurred loss development methodology. For the most recent quarterly evaluation period, the Company assumed an average increase of 13.9% in the cumulative development factor, gradually declining to an average increase of 2.9% over the next 8 older evaluation quarters, gradually declining to an average increase of 0.5% over the next 15 older evaluation quarters and then gradually declining to 0.0% thereafter. Assuming that Kemper’s automobile insurance loss and LAE reserves were based solely on the incurred loss development methodology and such assumed increases in the cumulative development factors, the Company estimates that Kemper’s automobile insurance loss and LAE reserves would have increased by $73.0 million at December 31, 2010 for all accident years combined.

In addition to the factors described above, other factors may also impact loss reserve development in future periods. These factors include governmental actions, including court decisions interpreting existing laws, regulations or policy provisions, developments related to insurance policy claims and coverage issues, adverse or favorable outcomes in pending claims litigation, the number and severity of insurance claims, the impact of inflation on insurance claims and the impact of residual market assessments. Although the Company’s actuaries do not make specific numerical assumptions about these factors, changes in these factors from past patterns will impact historical loss development factors and, in turn, future loss reserve development. Significant positive

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

changes in one or more factors will lead to positive future loss reserve development, which could result in the actual loss developing closer to, or even below, the lower end of the Company’s estimated reserve variability. Significant negative changes in one or more factors will lead to negative loss reserve development, which could result in the actual loss developing closer to, or even above, the higher end of the Company’s estimated reserve variability. Accordingly, due to these factors and the other factors enumerated throughout the MD&A and the inherent limitations of the loss reserving estimation methodologies, the estimated and illustrated reserve variability may not necessarily be indicative of the Company’s future reserve variability, which could ultimately be greater than the estimated and illustrated variability. In addition, as previously noted, development will emerge in all of the Company’s product lines over time. Accordingly, the Company’s future reserve variability could ultimately be greater than the illustrated variability.

Unallocated Reserves are reinsured by an insurance subsidiary of SCOR (see Note 8, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). The Company does not anticipate that any variability of these reserves will have a financial impact on the Company’s reported results of operations or liquidity and, accordingly, has not estimated any potential variability to these reserves. The Company does not allocate these reserves to its business segments.

Additional information pertaining to the estimation of and development of the Company’s Property and Casualty Insurance Reserves is contained in Item 1 of Part I of this 2010 Annual Report under the heading “Property and Casualty Loss and Loss Adjustment Expense Reserves.”

Reserve for Loan Losses

Fireside Bank’s principal business was the financing of used automobiles through the purchase of sub-prime retail installment contracts from automobile dealers. Approximately two-thirds of Fireside Bank’s automobile loan portfolio is concentrated in loans to borrowers residing in California. The Reserve for Loan Losses is estimated using a variety of methodologies to project the ultimate charge-offs and recoveries of loans and is based on past experience adjusted for current economic conditions and regulatory requirements. Such charge-offs and recoveries emerge over a period of years. Accordingly, the Company’s actual ultimate net charge-offs could differ materially from the Company’s estimate due to a variety of factors, including, but not limited to, trends and future conditions in the macroeconomic, socioeconomic and regulatory environment, the timing of charge-offs and recoveries, the value of collateral and changes in the overall credit quality of the loan portfolio. Actual net charge-off patterns may also differ materially from historical net charge-off patterns if there is a change in collection practices, the mix of loans or the credit quality of borrowers. A 100–basis point increase in the Company’s estimated ultimate rate of net charge-off would increase the Company’s Reserve for Loan Losses at December 31, 2010 by $7.6 million.

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

A change in any one or more of these assumptions is likely to result in an ultimate liability different from the original actuarial estimate. Such changes in estimates may be material. For example, a one–percentage point decrease in the Company’s estimated discount rate would increase the pension benefit obligation at December 31, 2010 by $64.2 million, while a one–percentage point increase in the rate would decrease the pension benefit obligation at December 31, 2010 by $51.9 million. A one–percentage point decrease in the Company’s estimated long-term rate of return on plan assets would increase the pension expense for the year ended December 31, 2010 by $3.1 million, while a one–percentage point increase in the rate would decrease pension expense by $3.1 million for the same period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP recognized by the Financial Accounting Standards Board (“FASB”) and applicable to the Company. The FASB issues Accounting Standards Updates (“ASUs”) to amend the authoritative literature in ASC. There were twenty-nine ASUs issued in 2010 that amend the original text of ASC.

Changes in accounting standards that are most critical or relevant to the Company are discussed in Note 2 “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements under the headings “Adoption of New Accounting Standards” and “Accounting Standards Not Yet Adopted.” The accounting changes discussed are as follows:

•	SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (a grandfathered standard under ASC);

•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (a grandfathered standard under ASC);

•	ASU 2010-06, Improving Disclosures about Fair Value Measurements;

Unitrin, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

•	ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements;

•	ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses; and

•	ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100–basis points in the yield curve at both December 31, 2010 and 2009 for Investments in Fixed Maturities. Such 100–basis point increase in the yield curve may not necessarily result in a corresponding 100–basis point increase in the interest rate for all investments in fixed maturities. For example, a 100–basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100–basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or prepaid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Automobile Loan Receivables, the Company assumed an adverse and instantaneous increase of 100–basis points in market interest rates from their levels at both December 31, 2010 and 2009. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100–basis points in market interest rates from their levels at December 31, 2010 and 2009. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its level at December 31, 2010 and 2009, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.96 and 1.03 at December 31, 2010 and 2009, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended December 31, 2010 and 2009, and weighted on the fair value of such securities at December 31, 2010 and 2009, respectively. For equity securities without observable market inputs the Company assumed a beta of 1.00 at December 31, 2010 and 2009. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the market value of the Company’s financial instruments at December 31, 2010 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$4,475.3	$(316.9)	$–	$(316.9)
Investments in Equity Securities	550.4	(6.9)	(125.4)	(132.3)
Automobile Loan Receivables	340.0	(3.1)	–	(3.1)

LIABILITIES
Certificates of Deposits	$336.6	$0.4	$–	$0.4
Notes Payable	628.0	31.6	–	31.6

The estimated adverse effects on the market value of the Company’s financial instruments at December 31, 2009 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$4,561.4	$(316.8)	$–	$(316.8)
Investments in Equity Securities	195.4	(5.2)	(26.7)	(31.9)
Automobile Loan Receivables	666.2	(6.1)	–	(6.1)

LIABILITIES
Certificates of Deposits	$717.9	$10.5	$–	$10.5
Notes Payable	534.2	21.9	–	21.9

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

Index to

Consolidated Financial Statements of

Unitrin, Inc. and its Subsidiaries

Unitrin, Inc. and Subsidiaries

Consolidated Balance Sheets

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	December 31,
	2010	2009
ASSETS
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2010 – $4,240.8; 2009 – $4,413.2)	$4,475.3	$4,561.4
Equity Securities at Fair Value (Cost: 2010 – $449.2; 2009 – $184.4)	550.4	195.4
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	328.0	285.5
Investee (Intermec) at Cost Plus Cumulative Undistributed Earnings (Fair Value: 2009 – $162.8)	–	98.4
Short-term Investments at Cost which Approximates Fair Value	402.9	397.0
Other Investments	494.2	486.1

Total Investments	6,250.8	6,023.8

Cash	117.2	143.7
Automobile Loan Receivables at Cost and Net of Reserve for Loan Losses (Fair Value: 2010 – $340.0; 2009 – $666.2)	337.6	660.8
Other Receivables	606.7	642.0
Deferred Policy Acquisition Costs	525.2	521.1
Goodwill	311.8	331.8
Current and Deferred Income Tax Assets	39.6	107.6
Other Assets	169.6	142.7

Total Assets	$8,358.5	$8,573.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance Reserves:
Life and Health	$3,063.7	$3,028.0
Property and Casualty	1,118.7	1,211.3

Total Insurance Reserves	4,182.4	4,239.3

Certificates of Deposits at Cost (Fair Value: 2010 – $336.6; 2009 – $717.9)	321.4	682.4
Unearned Premiums	678.6	724.9
Liabilities for Income Taxes	15.1	11.7
Notes Payable at Amortized Cost (Fair Value: 2010 – $628.0; 2009 – $534.2)	609.8	561.4
Accrued Expenses and Other Liabilities	437.8	436.2

Total Liabilities	6,245.1	6,655.9

Shareholders’ Equity:
Common Stock, $0.10 Par Value Per Share, 100 Million Shares Authorized, 61,066,587 Shares and 62,357,016 Shares Issued and Outstanding at December 31, 2010 and 2009	6.1	6.2
Paid-in Capital	751.1	765.9
Retained Earnings	1,198.8	1,086.7
Accumulated Other Comprehensive Income	157.4	58.8

Total Shareholders’ Equity	2,113.4	1,917.6

Total Liabilities and Shareholders’ Equity	$8,358.5	$8,573.5

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Unitrin, Inc. and Subsidiaries

Consolidated Statements of Operations

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	For The Years Ended December 31,
	2010	2009	2008
REVENUES
Earned Premiums	$2,289.4	$2,455.5	$2,376.6
Automobile Finance Revenues	99.0	178.5	242.3
Net Investment Income	327.6	322.7	212.9
Other Income	1.3	2.5	4.1
Net Realized Gains on Sales of Investments	42.6	24.6	59.2
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(17.7)	(50.6)	(152.9)
Portion of Losses Recognized in Other Comprehensive Income	1.2	0.2	–

Net Impairment Losses Recognized in Earnings	(16.5)	(50.4)	(152.9)

Total Revenues	2,743.4	2,933.4	2,742.2

EXPENSES
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,647.2	1,739.5	1,765.2
Insurance Expenses	675.5	721.2	736.5
Automobile Finance Expenses	48.1	136.2	204.1
Interest Expense on Certificates of Deposits	28.2	43.5	58.7
Write-off of Goodwill	14.8	1.5	9.2
Interest and Other Expenses	68.3	61.9	58.5

Total Expenses	2,482.1	2,703.8	2,832.2

Income (Loss) from Continuing Operations before Income Taxes and Equity in Net Income (Loss) of Investee	261.3	229.6	(90.0)
Income Tax Benefit (Expense)	(77.4)	(66.4)	46.2

Income (Loss) from Continuing Operations before Equity in Net Income (Loss) of Investee	183.9	163.2	(43.8)
Equity in Net Income (Loss) of Investee	(0.1)	(1.0)	5.8

Income (Loss) from Continuing Operations	183.8	162.2	(38.0)

Discontinued Operations:
Income from Discontinued Operations Before Income Taxes	1.2	4.0	18.2
Income Tax Expense	(0.4)	(1.5)	(9.8)

Income from Discontinued Operations	0.8	2.5	8.4

Net Income (Loss)	$184.6	$164.7	$(29.6)

Income (Loss) from Continuing Operations Per Unrestricted Share:
Basic	$2.97	$2.60	$(0.60)

Diluted	$2.97	$2.60	$(0.60)

Net Income (Loss) Per Unrestricted Share:
Basic	$2.98	$2.64	$(0.47)

Diluted	$2.98	$2.64	$(0.47)

Dividends Paid to Shareholders Per Share	$0.88	$1.07	$1.88

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Unitrin, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

DOLLARS IN MILLIONS	For The Years Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net Income (Loss)	$184.6	$164.7	$(29.6)
Adjustments to Reconcile Net Income (Loss) to Net Cash:
Provided (Used) by Operating Activities:
Policy Acquisition Costs Deferred	(304.3)	(316.5)	(324.7)
Amortization of Deferred Policy Acquisition Costs	300.2	312.0	324.6
Equity in Net (Income) Loss of Investee before Taxes	0.2	1.6	(8.9)
Equity in Losses (Earnings) of Equity Method Limited Liability Investments	(48.8)	(47.8)	77.1
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	–	–	1.0
Amortization of Investment Securities and Depreciation of Investment Real Estate	17.6	15.7	10.1
Net Realized Gains on Sales of Investments	(42.6)	(24.6)	(59.2)
Net Impairment Losses Recognized in Earnings	16.5	50.4	152.9
Gain on Disposition of Business	–	–	(8.1)
Provision for Loan Losses	(14.2)	60.2	110.0
Depreciation of Property and Equipment	14.5	16.6	18.8
Write-off of Goodwill	14.8	1.5	9.2
Decrease (Increase) in Other Receivables	28.0	80.8	(5.6)
Decrease in Insurance Reserves	(52.1)	(111.8)	(18.8)
Decrease in Unearned Premiums	(46.4)	(57.4)	(39.7)
Change in Income Taxes	12.4	(5.1)	(132.1)
Decrease in Accrued Expenses and Other Liabilities	(41.0)	(5.0)	(20.4)
Other, Net	19.1	28.2	12.6

Net Cash Provided by Operating Activities	58.5	163.5	69.2

INVESTING ACTIVITIES
Sales and Maturities of Fixed Maturities	706.7	708.3	956.7
Purchases of Fixed Maturities	(532.1)	(865.3)	(1,194.3)
Sales of Equity Securities	33.8	108.7	768.9
Purchases of Equity Securities	(189.1)	(3.8)	(175.1)
Sales of Investment in Investee	2.7	–	–
Acquisitions and Improvements of Investment Real Estate	(3.9)	(8.9)	(24.3)
Sales of Investment Real Estate	9.6	0.2	3.2
Return of Investment of Equity Method Limited Liability Investments	38.1	21.7	16.2
Acquisitions of Equity Method Limited Liability Investments	(31.9)	(17.1)	(96.2)
Decrease in Short-term Investments	(7.3)	222.2	132.3
Receipts from Automobile Loan Receivables	339.6	431.9	571.4
Acquisitions of Automobile Loan Receivables	–	(77.0)	(546.1)
Acquisition of Businesses, Net of Cash Acquired	–	(190.0)	(95.4)
Disposition of Businesses, Net of Cash Disposed	4.1	0.2	68.8
Other, Net	(51.0)	(43.5)	(29.9)

Net Cash Provided by Investing Activities	319.3	287.6	356.2

FINANCING ACTIVITIES
Proceeds from Issuance of Certificates of Deposits	–	16.0	143.0
Repayments of Certificates of Deposits	(366.9)	(444.5)	(306.5)
Proceeds from Issuance of Notes Payable	387.8	220.0	232.0
Repayments of Notes Payable	(340.1)	(220.1)	(232.1)
Cash Dividends Paid to Shareholders	(54.6)	(66.6)	(118.4)
Common Stock Repurchases	(34.4)	–	(69.0)
Cash Exercise of Stock Options	0.5	–	1.6
Excess Tax Benefits from Share-based Awards	0.2	0.1	0.3
Other, Net	3.2	3.5	3.4

Net Cash Used by Financing Activities	(404.3)	(491.6)	(345.7)

Increase (Decrease) in Cash	(26.5)	(40.5)	79.7
Cash, Beginning of Year	143.7	184.2	104.5

Cash, End of Year	$117.2	$143.7	$184.2

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Unitrin, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS	For The Years Ended December 31, 2010, 2009 and 2008
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE, DECEMBER 31, 2007	64.3	$6.4	$781.3	$1,178.5	$324.8	$2,291.0
Net Loss	–	–	–	(29.6)	–	(29.6)
Other Comprehensive Loss (note 16)	–	–	–	–	(432.9)	(432.9)

Total Comprehensive Loss						(462.5)

Cash Dividends to Shareholders ($1.88 per share)	–	–	–	(118.4)	–	(118.4)
Repurchases of Common Stock	(2.0)	(0.2)	(24.9)	(43.9)	–	(69.0)
Stock-based Compensation Cost (note 13)	–	–	7.4	–	–	7.4
Share-based Awards,
Net of Shares Exchanged (note 13)	–	–	1.0	(0.8)	–	0.2
Other	–	–	(0.1)	–	–	(0.1)

BALANCE, DECEMBER 31, 2008	62.3	$6.2	$764.7	$985.8	$(108.1)	$1,648.6
Net Income	–	–	–	164.7	–	164.7
Other Comprehensive Income (note 16)	–	–	–	–	169.8	169.8

Total Comprehensive Income						334.5

Cumulative Effect of Change in Accounting for Impairment Losses Recognized in Earnings	–	–	–	2.9	(2.9)	–
Cash Dividends to Shareholders ($1.07 per share)	–	–	–	(66.6)	–	(66.6)
Stock-based Compensation Cost (note 13)	–	–	3.1	–	–	3.1
Share-based Awards,
Net of Shares Exchanged (note 13)	0.1	–	(1.9)	(0.1)	–	(2.0)

BALANCE, DECEMBER 31, 2009	62.4	$6.2	$765.9	$1,086.7	$58.8	$1,917.6
Net Income	–	–	–	184.6	–	184.6
Other Comprehensive Income (note 16)	–	–	–	–	98.6	98.6

Total Comprehensive Income						283.2

Cash Dividends to Shareholders ($0.88 per share)	–	–	–	(54.6)	–	(54.6)
Repurchases of Common Stock	(1.4)	(0.1)	(17.0)	(17.3)	–	(34.4)
Stock-based Compensation Cost (note 13)	–	–	4.2	–	–	4.2
Share-based Awards,
Net of Shares Exchanged (note 13)	0.1	–	(2.0)	(0.6)	–	(2.6)

BALANCE, DECEMBER 31, 2010	61.1	$6.1	$751.1	$1,198.8	$157.4	$2,113.4

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

The fair values of the Company’s Investments in Fixed Maturities, Investments in Equity Securities and Senior Notes Payable are estimated using a hierarchal framework which prioritizes and ranks market price observability. The fair value of the Company’s Investment in Investee (Intermec) at December 31, 2009 is based on quoted market prices. The fair values of Automobile Loan Receivables are estimated by discounting the estimated future cash flows using the rates at which loans would be made to borrowers with similar credit ratings and the same remaining maturities. The fair values of Certificates of Deposits at December 31, 2010 have been estimated by discounting the future cash flows using the rate of discount required to liquidate existing deposits. The fair values of Certificates of Deposits at December 31, 2009 were estimated by discounting the future cash flows using the rates offered for deposits with similar remaining maturities. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value for Cash, Short-term Investments and certain other assets and other liabilities because of their short-term nature.

The actual value at which financial instruments could actually be sold or settled with a willing buyer or seller may differ from estimated fair values depending on a number of factors, including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.

The Reserve for Loan Losses is estimated using the Company’s estimate of ultimate charge-offs and recoveries inherent in Automobile Loan Receivables Outstanding based on past experience adjusted for current economic conditions and regulatory requirements. Such charge-offs and recoveries emerge over several years. Accordingly, the Company’s actual ultimate net charge-off could materially differ from the Company’s estimate due to a variety of factors, including, but not limited to, trends and future conditions in the macroeconomic, socioeconomic and regulatory environment, the timing of charge-offs and recoveries, the value of collateral and changes in the overall credit quality of the outstanding loan portfolio.

The process of estimating and establishing reserves for losses and LAE for property and casualty insurance is inherently uncertain and the actual ultimate net cost of a claim may vary materially from the estimated amount reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, mold, construction defect and other emerging and/or long-tailed exposures, which may not be discovered or reported until years after the insurance policy period has ended. Management considers a variety of factors, including, but not limited to, past claims experience, current claim trends and relevant legal, economic and social conditions, in estimating reserves. A change in any one or more factors is likely to result in the ultimate net claim cost to differ from the estimated reserve. Changes in such estimates may be material and would be recognized in the Consolidated Financial Statements when such estimates change.

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

Investments in Equity Securities include common and non-redeemable preferred stocks and other equity interests and are reported at fair value. Investments in common and non-redeemable preferred stocks with readily determinable fair values are classified as available for sale. Other equity interests primarily consist of partnership interests in limited liability partnerships which the Company’s interest is deemed minor and exchange traded funds.

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

Investment in Investee (Intermec) was accounted for under the equity method of accounting. The Company’s voting percentage and share of earnings or losses of an investee is determined using the most recent and sufficiently timely publicly available audited financial statements and subsequent unaudited interim reports, which results in accounting on a three-month-delay basis. The Company discontinued the use of the equity method of accounting for its investment in Intermec common stock in the third quarter of 2010. See Note 5, “Investments,” to the Consolidated Financial Statements.

Short-term Investments include fixed maturities that mature within one year from the date of purchase, money market mutual funds, Federal funds sold and repurchase agreements. Short-term Investments are reported at cost, which approximates fair value.

Other Investments primarily include loans to policyholders and real estate. Loans to policyholders are carried at unpaid principal balance. Real estate is carried at cost, net of accumulated depreciation.

Gains and losses on sales of investments are computed on the specific identification method and are reported in the Consolidated Statements of Operations in the period in which the sales occur. The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Losses are computed on the specific identification method and reported in the Consolidated Statements of Operations in the period that the decline is determined to be other than temporary. In second quarter of 2009, the Company adopted a required change in accounting which impacts the determination of the amount of OTTI losses on Investments in Fixed Maturities that are recognized in earnings and subsequent to April 1, 2009. Effective April 1, 2009, the portion of an impairment of an investment in a fixed maturity attributed to a credit losses is reported in Net Impairment Losses Recognized in Earnings in the Consolidated Statement of Operations, with the balance of such impairment reported in Accumulated Other Comprehensive Income.

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

Automobile Loan Receivables

Automobile Loan Receivables consists primarily of sub-prime loans to residents of California and other western and midwestern states. Automobile Loan Receivables is stated net of unearned discount, deferred loan fees and costs, and reserve for loan losses. Unearned discount arises when the loan amount includes unearned pre-computed interest. The Reserve for Loan Losses is maintained at a level, which considers such factors as actual and expected loss experience, economic conditions, and regulatory requirements and provides for estimated losses on loans, net of estimated recoveries, inherent in the outstanding portfolio. Additions to the Reserve for Loan Losses are charged to expense. Actual loan losses are deducted from the Reserve for Loan Losses when loans are charged off. Loans generally are charged off against the Reserve for Loan Losses at the end of the month that the loan becomes delinquent more than 120 days or when the collateral is repossessed. Recoveries of loans previously charged off are recognized when received.

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

The Company accounts for the present value of the future profits embedded in life insurance in force acquired (“Life VIF”) based on actuarial estimates of the present value of estimated net cash flows. Life VIF is included in Deferred Policy Acquisition Costs in the Company’s Consolidated Balance Sheets. Life VIF was $60.3 million and $68.5 million at December 31, 2010 and 2009, respectively. Life VIF is amortized using the effective interest method using interest rates consistent with the rates in the underlying insurance contracts. The Company estimates that it will record Life VIF amortization, net of interest, of $8.4 million, $7.9 million, $7.2 million, $6.5 million and $5.9 million in each of the next five years.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

The Company accounts for the present value of the future profits embedded in Property and Casualty Insurance customer relationships acquired (“P&C Customer Relationships”) based on the present value of estimated future profits from the customer relationships acquired. P&C Customer Relationships is included in Deferred Policy Acquisition Costs in the Consolidated Balance Sheets. P&C Customer Relationships was $39.0 million and $41.9 million at December 31, 2010 and 2009, respectively. P&C Customer Relationships is amortized using the effective interest method.

Goodwill

The cost of an acquired entity over the fair value of net assets acquired is reported as Goodwill. Goodwill is not amortized, but rather is tested annually for recoverability or when certain triggering events require testing.

Insurance Reserves

Reserves for losses and LAE on property and casualty coverage and health insurance coverage represent the estimated claim cost and loss adjustment expense necessary to cover the ultimate net cost of investigating and settling all losses incurred and unpaid. Such estimates are based on individual case estimates for reported claims and estimates for incurred but not reported losses. These estimates are adjusted in the aggregate for ultimate loss expectations based on historical experience patterns and current economic trends, with any change in the estimated ultimate liabilities being reported in the Consolidated Statements of Operations in the period of change. Changes in such estimates may be material.

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

Other Receivables, Other Assets and Accrued Expenses and Other Liabilities

Other Receivables primarily include amounts due from policyholders, reinsurance recoverables and accrued investment income. Other Assets primarily include property and equipment, prepaid expenses and the value of insurance licenses acquired. Accrued Expenses and Other Liabilities primarily include accrued salaries and commissions, pension benefits, postretirement medical benefits and accrued taxes, licenses and fees.

Recognition of Earned Premiums and Related Expenses

Property and casualty insurance and health insurance premiums are deferred when written and recognized and earned ratably over the periods to which the premiums relate. Unearned Premiums represent the portion of the premiums written related to the unexpired portion of policies in force which has been deferred and is reported as a liability.

Traditional life insurance premiums are recognized as revenue when due. Policyholders’ benefits are associated with related premiums to result in recognition of profits over the periods for which the benefits are provided using the net level premium method.

Premium revenues for universal life-type products, which are not material, consist of charges for the cost of insurance, policy administration and policy surrenders that have been assessed against policy account balances during the period.

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

Automobile Finance Revenues and Expenses

Automobile Finance Revenues primarily include interest on Automobile Loan Receivables and miscellaneous revenues related to the loans. Interest income, including amortization of unearned discount and deferred loan fees, on Automobile Loan Receivables is earned using the effective yield method over the contractual life of the loans.

Automobile Finance Expenses includes Provisions for Loan Losses and General and Administrative Expenses.

Interest Expense on Certificates of Deposits is recorded using the effective yield method.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is maintained for the portion of deferred income tax assets that the Company does not expect to recover. Increases in the valuation allowance for deferred income tax assets are recognized as income tax expense. Decreases in the valuation allowance for deferred income tax assets are recognized as income tax benefit. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period in which the change is enacted.

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Adoption of New Accounting Standards

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

The FASB issues Accounting Standards Updates (“ASU”) to amend the authoritative literature in ASC. There were twenty-nine ASUs issued in 2010 that amend the original text of ASC. Except for ASU 2010-06, Improving Disclosures about Fair Value Measurements, ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, and ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, the ASUs issued in 2010 either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

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

On January 1, 2010, the Company adopted ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. Accordingly, except for the additional disclosures, the initial application of the standard did not have an impact on the Company.

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

The Company initially applied the provisions of ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to these consolidated financial statements. The standard amends ASC Topic 310, Receivables, to require additional disclosures about financing receivables and the allowances for credit losses. The standard does not change how financing receivables or allowances for credit losses are measured. Accordingly, except for the additional disclosures, the initial application of the standard did have an impact on the Company.

Accounting Standards Not Yet Adopted

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

DOLLARS IN MILLIONS
Investments	$211.3
Cash	11.6
Other Receivables	40.4
Customer Relationships Acquired (Reported in Deferred Policy Acquisition Costs)	26.2
Value of Licenses Acquired (Reported in Other Assets)	20.1
Goodwill	1.5
Current and Deferred Income Taxes	53.6
Other Assets	2.5
Property and Casualty Insurance Reserves	(109.6)
Unearned Premiums	(48.8)
Accrued Expenses and Other Liabilities	(7.2)

Total Purchase Price	$201.6

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

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 4. DISCONTINUED OPERATIONS

On June 3, 2008, the Company completed its previously disclosed sale of its Unitrin Business Insurance operations to AmTrust for total consideration of $101.8 million. Total consideration consisted of cash, other receivables of $10.9 million, with an outstanding balance of $0.7 million at December 31, 2008, and a note receivable from AmTrust valued at $25.1 million. The note receivable is payable in four equal annual installments of $7.5 million, beginning June 1, 2009, and is non-interest bearing. Net proceeds were $94.5 million, including $7.3 million of early contract termination fees and other transaction related costs. AmTrust acquired the renewal rights to the Unitrin Business Insurance book of business, certain legal entities, selected other assets, and the workforce that the Company employed to underwrite and process its products. The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to June 1, 2008, the effective date of the sale. Property and Casualty Insurance Reserves reported in the Company’s Consolidated Balance Sheets include $155.0 million and $203.5 million at December 31, 2010 and 2009, respectively, for the retained liabilities. In accordance with GAAP, changes in the Company’s estimate of such retained liabilities after the sale are reported as a separate component of the results of discontinued operations.

Summary financial information included in Income from Discontinued Operations for the years ended December 31, 2010, 2009 and 2008 are presented below:

DOLLARS IN MILLIONS	2010	2009	2008
Earned Premiums	$–	$–	$70.8
Net Investment Income	–	–	6.7

Total Revenues Included in Discontinued Operations	$–	$–	$77.5

Income from Discontinued Operations before Income Taxes:
Results of Operations	$–	$–	$(19.9)
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	1.2	4.0	30.0
Gain on Disposition	–	–	8.1

Income from Discontinued Operations before Income Taxes	1.2	4.0	18.2
Income Tax Expense	(0.4)	(1.5)	(9.8)

Income from Discontinued Operations	$0.8	$2.5	$8.4

Income from Discontinued Operations Per Unrestricted Share:
Basic	$0.01	$0.04	$0.13

Diluted	$0.01	$0.04	$0.13

The effective income tax rate for discontinued operations for the year ended December 31, 2008 differs from the federal statutory income tax rate due primarily to goodwill that is not deductible for tax purposes and tax-exempt investment income and dividends received deductions.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 5. INVESTMENTS

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2010 were:

DOLLARS IN MILLIONS	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$508.6	$28.4	$(0.1)	$536.9
States and Political Subdivisions	1,760.0	53.5	(20.7)	1,792.8
Corporate Securities:
Bonds and Notes	1,880.3	178.8	(10.1)	2,049.0
Redeemable Preferred Stocks	83.4	4.9	–	88.3
Mortgage and Asset Backed	8.5	1.1	(1.3)	8.3

Investments in Fixed Maturities	$4,240.8	$266.7	$(32.2)	$4,475.3

Included in the fair value of Mortgage and Asset Backed investments at December 31, 2010 are $1.9 million of non-governmental residential mortgage-backed securities, $5.0 million of collateralized debt obligations, $1.2 million of other asset-backed securities and $0.2 million of commercial mortgage-backed securities.

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2009 were:

DOLLARS IN MILLIONS	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$698.3	$26.3	$(3.7)	$720.9
States and Political Subdivisions	1,684.0	72.6	(11.3)	1,745.3
Corporate Securities:
Bonds and Notes	1,865.9	103.7	(38.0)	1,931.6
Redeemable Preferred Stocks	151.5	2.3	(3.4)	150.4
Mortgage and Asset Backed	13.5	0.5	(0.8)	13.2

Investments in Fixed Maturities	$4,413.2	$205.4	$(57.2)	$4,561.4

Included in the fair value of Mortgage and Asset Backed investments at December 31, 2009 are $1.6 million of non-governmental residential mortgage-backed securities, $5.9 million of collateralized debt obligations, $3.4 million of commercial mortgage-backed securities and $2.3 million of other asset-backed securities.

The estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2010 by contractual maturity were:

DOLLARS IN MILLIONS
Due in One Year or Less	$161.2
Due after One Year to Five Years	525.7
Due after Five Years to Ten Years	869.1
Due after Ten Years	2,695.4
Asset-backed Securities Not Due at a Single Maturity Date	223.9

Investments in Fixed Maturities	$4,475.3

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 5. INVESTMENTS (Continued)

The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at December 31, 2010 consisted of securities issued by Ginnie Mae with a fair value of $179.0 million, securities issued by Fannie Mae with a fair value of $35.2 million, securities issued by Freddie Mac with a fair value of $1.4 million and securities of other issuers with a fair value of $8.3 million.

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2010 were:

DOLLARS IN MILLIONS	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Preferred Stocks:
Finance, Insurance and Real Estate	$94.4	$3.5	$(0.2)	$97.7
Other Industries	20.0	7.6	(0.2)	27.4
Common Stocks:
Intermec	86.9	50.6	–	137.5
Manufacturing	75.3	14.6	(0.3)	89.6
Other Industries	37.3	6.6	(0.1)	43.8
Other Equity Interests:
Exchange Traded Funds	76.5	2.7	–	79.2
Limited Liability Companies and Limited Partnerships	58.8	17.6	(1.2)	75.2

Investments in Equity Securities	$449.2	$103.2	$(2.0)	$550.4

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2009 were:

DOLLARS IN MILLIONS	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Preferred Stocks:
Finance, Insurance and Real Estate	$94.4	$1.3	$(3.5)	$92.2
Other Industries	21.5	1.8	(0.4)	22.9
Common Stocks:
Manufacturing	19.9	5.8	(0.2)	25.5
Other Industries	9.8	6.6	(0.7)	15.7
Other Equity Interests:
Limited Liability Companies and Limited Partnerships	38.8	4.7	(4.4)	39.1

Investments in Equity Securities	$184.4	$20.2	$(9.2)	$195.4

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 5. INVESTMENTS (Continued)

An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2010 is presented below:

DOLLARS IN MILLIONS	Less Than 12 Months		12 Months Or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$18.5	$(0.1)	$0.1	$–	$18.6	$(0.1)
States and Political Subdivisions	455.6	(16.9)	16.5	(3.8)	472.1	(20.7)
Corporate Securities:
Bonds and Notes	123.0	(3.7)	87.8	(6.4)	210.8	(10.1)
Redeemable Preferred Stocks	0.7	–	–	–	0.7	–
Mortgage and Asset Backed	–	–	4.6	(1.3)	4.6	(1.3)

Total Fixed Maturities	597.8	(20.7)	109.0	(11.5)	706.8	(32.2)

Equity Securities:
Preferred Stock:
Finance, Insurance and Real Estate	3.0	–	2.6	(0.2)	5.6	(0.2)
Other Industries	0.7	(0.1)	2.8	(0.1)	3.5	(0.2)
Common Stock:
Manufacturing	7.9	(0.3)	1.7	–	9.6	(0.3)
Other Industries	6.3	(0.1)	–	–	6.3	(0.1)
Other Equity Interests:
Limited Liability Companies and Limited Partnerships	2.2	(0.3)	6.1	(0.9)	8.3	(1.2)

Total Equity Securities	20.1	(0.8)	13.2	(1.2)	33.3	(2.0)

Total	$617.9	$(21.5)	$122.2	$(12.7)	$740.1	$(34.2)

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 5. INVESTMENTS (Continued)

An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2009 is presented below:

DOLLARS IN MILLIONS	Less Than 12 Months		12 Months Or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$88.8	$(0.9)	$55.3	$(2.8)	$144.1	$(3.7)
States and Political Subdivisions	255.3	(8.1)	30.7	(3.2)	286.0	(11.3)
Corporate Securities:
Bonds and Notes	198.8	(8.9)	256.3	(29.1)	455.1	(38.0)
Redeemable Preferred Stocks	11.6	(0.4)	77.7	(3.0)	89.3	(3.4)
Mortgage and Asset Backed	0.5	(0.1)	6.3	(0.7)	6.8	(0.8)

Total Fixed Maturities	555.0	(18.4)	426.3	(38.8)	981.3	(57.2)

Equity Securities:
Preferred Stock:
Finance, Insurance and Real Estate	–	–	60.2	(3.5)	60.2	(3.5)
Other Industries	1.8	(0.1)	4.4	(0.3)	6.2	(0.4)
Common Stock:
Manufacturing	1.7	(0.2)	–	–	1.7	(0.2)
Other Industries	0.5	(0.1)	2.5	(0.6)	3.0	(0.7)
Other Equity Interests:
Limited Liability Companies and Limited Partnerships	6.9	(0.3)	6.7	(4.1)	13.6	(4.4)

Total Equity Securities	10.9	(0.7)	73.8	(8.5)	84.7	(9.2)

Total	$565.9	$(19.1)	$500.1	$(47.3)	$1,066.0	$(66.4)

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. The portions of the declines in the fair values of investments that are determined to be other-than-temporary are reported as losses in the Consolidated Statements of Operations in the period when such determination is made. Based on the Company’s evaluations at December 31, 2010 and 2009 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the two preceding tables were temporary at the respective evaluation dates.

Unrealized losses on fixed maturities, all of which the Company determined to be temporary at December 31, 2010, were $32.2 million, of which $11.5 million is related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at December 31, 2010 related to securities for which the Company has recognized credit losses in earnings in the second preceding table under either the heading “Less Than 12 Months” or the heading “12 Months or Longer.” Included in the second preceding table under the heading “12 Months or Longer” are unrealized losses of $0.1 million at December 31, 2010 related to securities for which the Company has recognized foreign currency losses in earnings. Investment-grade fixed maturity investments comprised $28.1 million and below-investment-grade fixed maturity investments

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 5. INVESTMENTS (Continued)

comprised $4.1 million of the unrealized losses on investments in fixed maturities at December 31, 2010. Unrealized losses for below-investment-grade fixed maturities included unrealized losses totaling $0.1 million for one issuer that the Company recognized foreign currency impairment losses in earnings for the year ended December 31, 2010. For the other remaining below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 4% of the amortized cost basis of the investment. At December 31, 2010, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be maturity. The Company concluded that these impairments were temporary at December 31, 2010.

Unrealized losses on fixed maturities, all of which the Company determined to be temporary at December 31, 2009, were $57.2 million, of which $38.8 million is related to fixed maturities that were in an unrealized loss position for 12 months or longer. Included in the preceding table under the heading “12 Months or Longer” are unrealized losses of $0.6 million at December 31, 2009 related to securities for which the Company has recognized credit losses in earnings. Investment-grade fixed maturity investments comprised $42.3 million and below-investment-grade fixed maturity investments comprised $14.9 million of the unrealized losses on investments in fixed maturities at December 31, 2009. For below-investment-grade fixed maturity investments, the unrealized loss amount, on average, was less than 10% of the amortized cost basis of the investment. At December 31, 2009, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be maturity. The Company concluded that these impairments were temporary at December 31, 2009.

For equity securities, the Company considers various factors when considering if a decline in the fair value is other-than or temporary, including, but not limited to:

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

The vast majority of the Company’s preferred stocks in an unrealized loss position at December 31, 2010 and 2009 are perpetual preferred stocks of financial institutions and public utilities. The Company considers the debt-like characteristics of perpetual preferred stocks along with issuer ratings when evaluating impairment. All such preferred stocks paid dividends at the stated dividend rate during the twelve-month period preceding the evaluation date. The Company concluded that the declines in the fair values of these perpetual preferred stocks, largely driven by market conditions, were temporary in nature and since the Company intends to hold the securities until recovery, these investments were not considered to be other-than-temporarily impaired at December 31, 2010 and 2009. The Company concluded that the unrealized losses on its investments in common stocks at December 31, 2010 were temporary based on the relative short length and magnitude of the losses. The Company’s investments in other equity interests in an unrealized loss position at December 31, 2010 or 2009 are investments in limited liability

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 5. INVESTMENTS (Continued)

partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. By the nature of their underlying investments, the Company believes that its investments in the limited liability partnerships also exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for impairment. Based on evaluations at December 31, 2010 and 2009 of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities were temporary at the respective evaluation dates.

The carrying value, fair value and approximate voting percentage for the Company’s investment in the common stock of Intermec which was accounted for under the equity method of accounting and reported as Investment in Investee in the Company’s Consolidated Balance Sheet at December 31, 2009 were:

DOLLARS IN MILLIONS
Carrying Value	$98.4
Fair Value	$162.8
Approximate Voting Percentage	20.3%

On June 10, 2010, Unitrin’s subsidiary, Trinity, entered into a pre-arranged trading plan (the “Trading Plan”) with UBS Financial Services Inc. (“UBS”) in accordance with SEC Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, covering the sale over a period of one year of up to 1.5 million shares of Intermec common stock that were owned by Trinity. During the second quarter of 2010, Trinity sold 255,904 shares of Intermec common stock under the Trading Plan. During the third quarter of 2010, Trinity sold an additional 1,244,096 shares of Intermec common stock, thereby completing the Trading Plan. As a result of these sales, the Company’s approximate voting percentage in Intermec was reduced to 18% at September 30, 2010. As a result of this change in ownership and other qualitative factors, the Company determined that its investment in the common stock of Intermec no longer qualified for the equity method of accounting. Accordingly, beginning with the Company’s September 30, 2010 interim consolidated financial statements, the Company’s investment in Intermec common stock was included in Investments in Equity Securities and was reported at its fair value. Prior to discontinuing the use of the equity method of accounting for Intermec, the Company used a reporting lag of three months to report its proportionate share of Intermec’s results. Accordingly, Equity in Net Loss of Investee for the year ended December 31, 2010 relates to the Company’s proportionate share of results that Intermec reported for the nine months ended June 30, 2010. During the fourth quarter of 2010, Trinity sold an additional 293,760 shares of Intermec common stock. Net Realized Gains on Sales of Investments includes gains of $5.4 million arising from the sales of Intermec common stock for the year ended December 31, 2010, of which $0.8 million has been reported as net realized gains on sales of investee and $4.6 million has been included in net realized gains on sales of equity securities. See Note 17, “Income from Investments,” to the Consolidated Financial Statements.

The carrying values of the Company’s Other Investments at December 31, 2010 and 2009 were:

DOLLARS IN MILLIONS	2010	2009
Loans to Policyholders at Unpaid Principal	$238.4	$223.6
Real Estate at Depreciated Cost	249.9	257.1
Trading Securities	5.1	4.6
Other	0.8	0.8

Total	$494.2	$486.1

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 6. AUTOMOBILE LOAN RECEIVABLES

Automobile Loan Receivables consists primarily of sub-prime loans, which are secured by automobiles, to residents of California and other western and midwestern states. Automobile Loan Receivables is stated net of unearned discount, loan fees and reserve for loan losses. The maximum original term for Sales Contracts and Loans at December 31, 2010 is approximately 72 months. The maximum remaining term of Sales Contracts and Loans at December 31, 2010 is approximately 53 months. There were no sales contracts originated in 2010. The weighted-average maturity of sales contracts originated in 2009 was 65 months.

The components of Automobile Loan Receivables at December 31, 2010 and 2009 were:

DOLLARS IN MILLIONS	2010	2009
Sales Contracts and Loans Receivables	$382.9	$749.5
Unearned Discounts and Deferred Fees	(1.6)	(5.4)

Net Automobile Loan Receivables Outstanding	381.3	744.1
Reserve for Loan Losses	(43.7)	(83.3)

Automobile Loan Receivables	$337.6	$660.8

An aging of Net Automobile Loan Receivables Outstanding at December 31, 2010 and 2009 is presented below:

	Amount	As A Percentage Of Net Automobile Loan Receivables Outstanding	Amount	As A Percentage Of Net Automobile Loan Receivables Outstanding
	Dec. 31, 2010		Dec. 31, 2009
Current Loan Balances	$229.7	60.2%	$444.4	59.7%
Delinquent Loan Balances:
Less than 30 Days Delinquent	132.3	34.7	223.6	30.0
30 Days to 59 Days Delinquent	16.3	4.3	57.9	7.8
60 Days to 89 Days Delinquent	2.6	0.7	14.1	1.9
Delinquent 90 Days and Greater	0.4	0.1	4.1	0.6

Net Automobile Loan Receivables Outstanding	381.3	100.0%	744.1	100.0%

Reserve for Loan Losses	(43.7)	11.5%	(83.3)	11.2%

Automobile Loan Receivables	$337.6		$660.8

Activity in the Reserve for Loan Losses for the years ended December 31, 2010, 2009 and 2008 was:

DOLLARS IN MILLIONS	2010	2009	2008
Reserve for Loan Losses—Beginning of Year	$83.3	$120.1	$148.4
Provision for Loan Losses	(14.2)	60.2	110.0
Net Charge-off:
Automobile Loan Receivables Charged Off	(63.1)	(134.5)	(182.9)
Automobile Loan Receivables Recovered	37.7	37.5	44.6

Net Charge-off	(25.4)	(97.0)	(138.3)

Reserve for Loan Losses—End of Year	$43.7	$83.3	$120.1

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 6. AUTOMOBILE LOAN RECEIVABLES (Continued)

The Company used several quality indicators, including, but not limited to, Fair Isaac Corporation (“FICO”) credit scores, loan-to-value (“LTV”) ratios and residency of customers to underwrite its automobile loans and uses these indicators to monitor its automobile loan portfolio. The FICO score is a measure of the credit worthiness of a borrower. A lower FICO score, compared to a higher FICO score, represents a higher likelihood of default. The LTV ratio is a measure of the value of a loan to the value of the collateral at the time a loan is originated. In the event of default, loans with higher initial LTV ratios are more likely to result in greater charge-off, compared to loans with lower initial LTV ratios, because a greater portion of the loan is unsecured. Economic conditions may vary by state and impact the ability of borrowers to repay their loans. For example, the unemployment rate in the state of California has been higher than the national average for the past several years. The Company does not update the initial quality indicators periodically, but rather monitors changes in the mix of its automobile loan portfolio by such quality indicators to assess whether or not its historical charge-off and recovery patterns used to estimate future charge-offs and recoveries should be adjusted.

Automobile Loan Receivables outstanding at December 31, 2010 and 2009 by initial FICO score were:

	2010	2009
Score Lower than 580	38.9%	40.1%
Score Greater than or Equal to 580 and Lower than 620	29.6	29.1
Score Greater than or Equal to 620	31.5	30.8

Total	100.0%	100.0%

Automobile Loan Receivables outstanding at December 31, 2010 and 2009 by initial LTV ratio were:

	2010	2009
LTV Ratio Lower than 100%	21.4%	21.2%
LTV Greater than or Equal to 100% and Lower than 120%	47.7	47.3
LTV Ratio Greater than 120%	30.9	31.5

Total	100.0%	100.0%

Approximately two-thirds of Fireside Bank’s automobile loan portfolio was concentrated in loans to borrowers residing in California at both December 31, 2010 and 2009.

NOTE 7. GOODWILL

Goodwill activity by business segment for the year ended December 31, 2010 is presented below.

DOLLARS IN MILLIONS	Kemper	Unitrin Specialty	Unitrin Direct	Life and Health Insurance	Fireside Bank	Total
Goodwill at December 31, 2009	$49.6	$42.8	$–	$239.4	$–	$331.8
Write off of Goodwill	–	–	–	(14.8)	–	(14.8)
Other	–	–	–	(5.2)	–	(5.2)

Goodwill at December 31, 2010	$49.6	$42.8	$–	$219.4	$–	$311.8

The Company tests goodwill for recoverability on an annual basis at the beginning of the first quarter and, if circumstances or events indicate that the fair value of a reporting unit may have declined below its carrying

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 7. GOODWILL (Continued)

value, such tests are performed at intervening interim periods. Accordingly, the Company tested goodwill associated with each of its reporting units for recoverability on January 1, 2010. The quoted value of Unitrin’s common stock was significantly below the book value per share of the Company at September 30, 2010 and December 31, 2010. Accordingly, the Company also tested goodwill associated with each of its reporting units for recoverability at these intervening interim dates. However, no goodwill was associated with, and, accordingly, no testing was required for the Unitrin Direct and Fireside Bank reporting units at any of the afore-mentioned dates in 2010. The Company principally used projections of discounted future cash flows to estimate the fair values of the reporting units tested. Except for the Company’s Reserve National reporting unit, for each reporting unit tested, the estimated fair value exceeded the carrying value of the reporting unit, and the Company concluded that the associated goodwill was recoverable at each aforementioned date tested.

With respect to the Company’s Reserve National reporting unit, included in the Company’s Life and Health Insurance segment, the estimated fair value, based on a projection of discounted future cash flows, exceeded the carrying value of the reporting unit at January 1, 2010. Accordingly, the Company concluded that the goodwill associated with its Reserve National reporting unit was recoverable at January 1, 2010. Reserve National focuses on providing non-comprehensive health insurance coverages. During the first quarter of 2010, the Health Care Acts were signed into law. The Company determined that the Health Care Acts could have an adverse impact on Reserve National’s prospects. Accordingly, the Company tested goodwill associated with Reserve National for recoverability at March 31, 2010. During the first quarter of 2010, the Company also began a process to sell Reserve National. Based on a projection of discounted future cash flows, updated to take into consideration the impact of the Health Care Acts, discussions with a potential buyer for Reserve National during the first quarter of 2010 and preliminary discussions with an adviser retained in April 2010, the Company concluded that the estimated fair value of Reserve National exceeded its carrying value at March 31, 2010, and the Company concluded that such goodwill was recoverable. In the second quarter of 2010, based on the Company’s analysis at March 31, 2010 and preliminary, non-binding price indications from potential buyers for Reserve National, the Company concluded that the goodwill associated with Reserve National was also recoverable at June 30, 2010.

During the third quarter of 2010, the sales process continued with several potential buyers conducting on-site due diligence reviews. On September 23, 2010, the NAIC published for comment a model regulation containing the definitions and methodologies for calculating the medical loss ratios under the Health Care Acts. On October 21, 2010, the NAIC voted to adopt a model regulation containing such definitions and methodologies and authorized the delivery of such model regulation to the U.S. Department of Health and Human Services (“HHS”) for certification. Based on these proposed regulations, the Company concluded that it was more likely than previously believed that the minimum loss ratio provisions under the Health Care Acts would apply to Reserve National’s non-comprehensive health insurance coverages. Accordingly, based on the status of the sales process to date, the continuing uncertainty about the impact of the Health Care Acts on Reserve National’s operations and the increased likelihood that the minimum loss ratio provisions of the Health Care Acts would apply to Reserve National’s non-comprehensive health insurance coverages, the Company concluded that the sales process was unlikely to result in a sales price that exceeds the carrying value of Reserve National, which includes the associated goodwill, at September 30, 2010. Accordingly, an additional evaluation was necessary to determine the amount of implied goodwill that would result from a pro forma allocation of the estimated fair value of Reserve National to the fair value of the assets and liabilities of Reserve National as if it had been acquired in a business combination on the evaluation date. The Company assumed that no value would be assigned to goodwill in a pro forma allocation. Thus, the Company determined that all of the goodwill associated with Reserve National was impaired and not recoverable at September 30, 2010 and wrote off $14.8 million of goodwill in the third quarter of 2010.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 7. GOODWILL (Continued)

Goodwill activity by business segment for the year ended December 31, 2009 is presented below.

DOLLARS IN MILLIONS	Kemper	Unitrin Specialty	Unitrin Direct	Life and Health Insurance	Fireside Bank	Total
Goodwill at December 31, 2008	$49.6	$42.8	$–	$242.2	$–	$334.6
Acquisition of Business	–	–	1.5	–	–	1.5
Write off of Goodwill	–	–	(1.5)	–	–	(1.5)
Other	–	–	–	(2.8)	–	(2.8)

Goodwill at December 31, 2009	$49.6	$42.8	$–	$239.4	$–	$331.8

The quoted value of Unitrin’s common stock was significantly below the book value per share of the Company at the end of each interim period during 2009. Accordingly, the Company tested the goodwill associated with each of its reporting units at March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 for recoverability at such dates. The Company used discounted projections of future cash flows to estimate the fair value of all reporting units tested for recoverability of goodwill. No goodwill was associated with Fireside Bank on such dates. Accordingly, no testing for recoverability of goodwill was performed for Fireside Bank. Excluding goodwill associated with the Company’s Direct Response reporting unit, the estimated fair value exceeded the carrying value of the reporting unit at each afore-mentioned date tested, and the Company concluded that the associated goodwill was recoverable.

In the case of Direct Response, included in the Unitrin Direct segment, the Company tested the amount of goodwill associated with June 30, 2009 and determined that the goodwill was not recoverable. Accordingly, the Company recognized a charge of $1.5 million before tax and $1.0 million after tax in the second quarter of 2009 to write off the entire carrying value of the goodwill related to the acquisition. See Note 3, “Acquisitions of Businesses,” to the Consolidated Financial Statements for additional information pertaining to the acquisition of Direct Response. After the write-off, no other goodwill was associated with the Unitrin Direct segment.

Goodwill for the Life and Health Insurance segment decreased in 2009 by $2.8 million due to the finalization of the allocation of the purchase price for the Primesco acquisition. See Note 3, “Acquisitions of Businesses,” to the Consolidated Financial Statements for additional information pertaining to the acquisition of Primesco.

The quoted value of Unitrin’s common stock was below the book value per share of the Company at December 31, 2008. Accordingly, the Company tested goodwill associated with its reporting units for recoverability at December 31, 2008. No goodwill was associated with Unitrin Direct at December 31, 2008. Accordingly, no testing for recoverability of goodwill was performed for Unitrin Direct at December 31, 2008. Except for Fireside Bank, the Company used discounted projections of future cash flows to estimate the fair value of all reporting units tested for recoverability of goodwill. In November 2008, the Company disclosed that it was pursuing strategic alternatives for Fireside Bank. In connection with its assessments of such strategic alternatives, the estimated fair value for Fireside Bank was based on discussions with and inquiries from third parties as well as the Company’s own projections. For each reporting unit tested, except for Fireside Bank, the estimated fair value exceeded the carrying value of the reporting unit, and the Company concluded that the goodwill was recoverable. In the case of Fireside Bank, the carrying value exceeded the estimated fair value. Accordingly, the Company was required to compute the implied fair value of Fireside Bank’s goodwill and compare it with carried goodwill to determine if goodwill was impaired at December 31, 2008. The implied fair value of goodwill is computed by allocating the estimated fair value of reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination on the goodwill evaluation date. Based on such allocation, the Company concluded that the Company’s carrying value of goodwill for Fireside Bank exceeded the implied fair value of goodwill and that goodwill associated with Fireside Bank was impaired. Accordingly, the Company wrote off the entire carrying value of goodwill for Fireside Bank.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 8. PROPERTY AND CASUALTY INSURANCE RESERVES

Property and Casualty Insurance Reserve activity for the years ended December 31, 2010, 2009 and 2008 was:

DOLLARS IN MILLIONS	2010	2009	2008
Beginning Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$1,211.3	$1,268.7	$1,322.9
Less Reinsurance Recoverables and Indemnification at Beginning of Year	77.4	84.6	84.8

Property and Casualty Insurance Reserves,
Net of Reinsurance and Indemnification at Beginning of Year	1,133.9	1,184.1	1,238.1
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	–	94.7	0.3
Incurred Losses and LAE related to:
Current Year:
Continuing Operations	1,310.5	1,447.3	1,456.0
Discontinued Operations	–	–	62.0

Total Incurred Losses and LAE related to Current Year	1,310.5	1,447.3	1,518.0

Prior Years:
Continuing Operations	(22.0)	(77.9)	(49.6)
Discontinued Operations	(2.9)	(3.0)	(29.7)

Total Incurred Losses and LAE related to Prior Years	(24.9)	(80.9)	(79.3)

Total Incurred Losses and LAE	1,285.6	1,366.4	1,438.7

Paid Losses and LAE related to:
Current Year:
Continuing Operations	825.7	970.3	943.5
Discontinued Operations	–	–	31.2

Total Paid Losses and LAE related to Current Year	825.7	970.3	974.7

Prior Years:
Continuing Operations	510.8	490.9	439.0
Discontinued Operations	42.4	50.1	79.3

Total Paid Losses and LAE related to Prior Years	553.2	541.0	518.3

Total Paid Losses and LAE	1,378.9	1,511.3	1,493.0

Property and Casualty Insurance Reserves,
Net of Reinsurance and Indemnification at End of Year	1,040.6	1,133.9	1,184.1
Plus Reinsurance and Indemnification Recoverables at End of Year	78.1	77.4	84.6

Property and Casualty Insurance Reserves,
Gross of Reinsurance at End of Year	$1,118.7	$1,211.3	$1,268.7

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

In 2010, the Company reduced its property and casualty insurance reserves by $24.9 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 8. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)

developed favorably by $21.6 million and commercial lines insurance losses and LAE reserves developed favorably by $3.3 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2009, 2007 and 2006 accident years.

In 2009, the Company reduced its property and casualty insurance reserves by $80.9 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $72.3 million and commercial lines insurance losses and LAE reserves developed favorably by $8.6 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2007, 2006 and 2005 accident years due to the improvements in the Company’s claims handling procedures and due to favorable development on catastrophes.

In 2008, the Company reduced its property and casualty insurance reserves by $79.3 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $45.8 million and commercial lines insurance losses and LAE reserves developed favorably by $33.5 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2006 and 2005 accident years due to the improvements in the Company’s claims handling procedures, partially offset by adverse development of $8.9 million related to certain re-opened claims from Hurricane Rita in the 2005 accident year. The commercial lines insurance losses and LAE reserves developed favorably primarily in the Company’s discontinued operations. During the fourth quarter of 2008, the Company’s actuaries conducted their regular reserve review of retained property and casualty insurance reserves of discontinued operations for all traditional reserving groups. In addition, the Company’s actuaries updated certain commercial property and liability analyses using A.M. Best’s latest industry study to re-estimate asbestos and environmental liabilities and a more detailed review by peril of other general liabilities, including construction defect liabilities. These additional procedures, along with the actuaries’ regular quarterly reserve reviews during 2008, resulted in favorable reserve development of $29.7 million.

The Company cannot predict whether and LAE will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. The Company believes that any such development will not have a material effect on the Company’s consolidated financial position, but could have a material effect on the Company’s consolidated financial results for a given period.

Reinsurance and indemnification recoverables on property and casualty insurance reserves were $78.1 million and $77.4 million at December 31, 2010 and 2009, respectively. These reinsurance recoverables are concentrated with several reinsurers, the vast majority of which are highly rated by one or more of the principal investor and/or insurance company rating agencies. While most of the reinsurance recoverables were unsecured at December 31, 2010 and 2009, the agreements with the reinsurers generally provide for some form of collateralization upon the occurrence of certain events. The largest reinsurance recoverable on property and casualty insurance is from General Security National Insurance Company (“GSNIC”), a subsidiary of SCOR and is unsecured. In 2002, the Company acquired two insurance companies from SCOR. Under the agreement governing the acquisition of these insurance companies, SCOR and/or GSNIC are responsible for all liabilities of these insurance companies incurred prior to the acquisition. Reinsurance recoverables at December 31, 2010 and 2009 included $27.1 million and $30.3 million, respectively, from GSNIC.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 9. CERTIFICATES OF DEPOSITS

The weighted-average interest rates on Certificates of Deposits were 5.42% and 4.99% at December 31, 2010 and 2009, respectively. The range of interest rates on Certificates of Deposits was 0.75% to 5.70% at December 31, 2010 and 0.05% to 5.85% at December 31, 2009. The contractual maturities of Certificates of Deposits at December 31, 2010 and 2009 were:

DOLLARS IN MILLIONS	2010	2009
Due in One Year or Less	$180.6	$245.4
Due after One Year to Two Years	140.6	228.5
Due after Two Years to Three Years	0.2	202.8
Due after Three Years to Four Years	–	5.5
Due after Four Years to Five Years	–	0.2

Total Certificates of Deposits	$321.4	$682.4

Certificates of deposit accounts with balances of one hundred thousand dollars or more were $57.2 million and $207.6 million at December 31, 2010 and 2009, respectively. Certificates of deposits included brokered deposits of $237.9 million and $343.4 million at December 31, 2010 and 2009, respectively. Interest expense on certificates of deposits was $28.2 million, $43.5 million and $58.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cash paid for interest on certificates of deposits for the years ended December 31, 2010 and 2009 was $28.5 million and $45.3 million, respectively.

In December 2010, Fireside Bank redeemed and closed substantially all of its then outstanding certificates of deposits with a scheduled maturity date after September 30, 2012. Fireside Bank paid $63.1 million, including $2.3 million of future interest payable through the respective maturity dates of the certificates of deposits, in connection with the redemption. Fireside Bank had an outstanding commitment to redeem, in January 2011, all certificates of deposits outstanding with a maturity date after September 30, 2012 that remained outstanding at December 31, 2010. Fireside Bank also paid $4.6 million in incentives, in lieu of future interest, to certificate holders to voluntarily close their accounts in advance of their scheduled maturity date. Fireside Bank redeemed $86.1 million of certificates of deposits in connection with such incentive offers.

NOTE 10. NOTES PAYABLE

Notes Payable outstanding at December 31, 2010 and 2009 was:

DOLLARS IN MILLIONS	2010	2009
Senior Notes at Amortized Cost:
6.00% Senior Notes due May 15, 2017	$356.3	$355.9
6.00% Senior Notes due November 30, 2015	247.8	–
4.875% Senior Notes due November 1, 2010	–	199.7
Mortgage Note Payable at Amortized Cost	5.7	5.8

Notes Payable at Amortized Cost	$609.8	$561.4

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 10. NOTES PAYABLE (Continued)

Interest Expense on Notes Payable, including facility fees and accretion of discount, for the years ended December 31, 2010, 2009 and 2008 was:

DOLLARS IN MILLIONS	2010	2009	2008
Notes Payable under Revolving Credit Agreements	$2.0	$1.1	$1.5
6.00% Senior Notes due May 15, 2017	22.0	22.0	22.0
6.00% Senior Notes due November 30, 2015	1.6	–	–
4.875% Senior Notes due November 1, 2010	8.4	10.1	10.0
Mortgage Note Payable	0.4	0.4	0.4

Interest Expense before Capitalization of Interest	34.4	33.6	33.9
Capitalization of Interest	(1.8)	(0.7)	(1.3)

Total Interest Expense	$32.6	$32.9	$32.6

Interest Paid on Notes Payable, including facility fees, for the years ended December 31, 2010, 2009 and 2008 was:

DOLLARS IN MILLIONS	2010	2009	2008
Notes Payable under Revolving Credit Agreements	$1.2	$3.2	$1.5
6.00% Senior Notes due May 15, 2017	21.6	21.6	21.6
6.00% Senior Notes due November 30, 2015	–	–	–
4.875% Senior Notes due November 1, 2010	9.8	9.8	9.8
Mortgage Note Payable	0.4	0.4	0.4

Total Interest Paid	$33.0	$35.0	$33.3

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

In the fourth quarter of 2010, Unitrin borrowed $140 million under the 2012 Credit Agreement. As discussed below, Unitrin used a portion of the proceeds from the issuance of its 2015 Senior Notes to repay in full the borrowings under the 2012 Credit Agreement. Unitrin had no outstanding advances under the 2012 Credit Agreement at both December 31, 2010 and 2009. The amount available for borrowing under the 2012 Credit Agreement was $245 million at both December 31, 2010 and 2009.

On November 24, 2010, Unitrin issued $250 million of its 6.00% senior notes due November 30, 2015. The 2015 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Unitrin’s option at specified redemption prices. Unitrin issued the 2015 Senior Notes for proceeds of $247.8 million, net of transaction costs, for an effective yield of 6.21%. Unitrin used a portion of the proceeds from the sale of the 2015 Senior Notes to repay borrowings of $140 million under the 2012 Credit Agreement and to make a capital contribution of $60 million to its subsidiary, United Insurance.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 10. NOTES PAYABLE (Continued)

In 2007, Unitrin issued $360 million of its 6.00% senior notes due May 15, 2017. The 2017 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Unitrin’s option at specified redemption prices. Unitrin issued the 2017 Senior Notes for proceeds of $354.8 million, net of transaction costs, for an effective yield of 6.19%. Unitrin used a portion of the proceeds from the sale of the 2017 Senior Notes to repay the $300 million aggregate principal amount of its 5.75% Senior Notes which matured on July 1, 2007.

In 2003, Unitrin issued $200 million of its 4.875% senior notes due November 1, 2010 for an effective yield of 5.04%. The 2010 Senior Notes were repaid and retired on November 1, 2010.

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

Net rental expense for operating leases for the years ended December 31, 2010, 2009 and 2008 was:

DOLLARS IN MILLIONS	2010	2009	2008
Minimum Rental Expense	$34.5	$31.7	$29.9
Less: Sublease Rental Income	(2.3)	(1.7)	(0.3)

Net Rental Expense	$32.2	$30.0	$29.6

Future minimum lease payments under capital and operating leases at December 31, 2010 were:

DOLLARS IN MILLIONS	Capital Leases	Operating Leases
2011	$1.9	$25.4
2012	1.9	23.5
2013	1.0	21.1
2014	0.4	18.9
2015	–	12.5
2016 and Thereafter	–	25.1

Total Future Payments	$5.2	$126.5

Less: Imputed Interest	(0.5)

Present Value of Minimum Capital Lease Payments	$4.7

The total of minimum rentals to be received in the future under non-cancelable subleases was $12.5 million at December 31, 2010.

NOTE 12. SHAREHOLDERS’ EQUITY

Unitrin is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2010 and 2009. There were 61,066,587 shares and 62,357,016 shares of common stock outstanding at December 31, 2010 and 2009,

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 12. SHAREHOLDERS’ EQUITY (Continued)

respectively. Common stock outstanding included 218,156 shares and 202,916 shares at December 31, 2010 and 2009, respectively, that have been issued, subject to certain vesting and other requirements, in connection with one of the Company’s long-term equity compensation plans. See Note 13, “Long-Term Equity Compensation,” to the Consolidated Financial Statements for an additional discussion of the restrictions and vesting provisions.

On August 4, 2004, the Board of Directors declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock of Unitrin, pursuant to a shareholder rights plan. The rights have a term of 10 years. The description and terms of the rights are set forth in a rights agreement between Unitrin and Computershare Trust Company, N.A., as rights agent.

Unitrin repurchased and retired 1.4 million shares of its common stock in open market transactions at an aggregate cost of $34.4 million in 2010. Unitrin did not repurchase any of its common stock in open market transactions in 2009. Unitrin repurchased and retired 2.0 million shares of its common stock in open market transactions at an aggregate cost of $69.0 million in 2008. Common Stock, Paid-in Capital and Retained Earnings were reduced on a pro rata basis for the cost of the repurchased shares.

Various state insurance laws restrict the amount that an insurance subsidiary may pay in the form of dividends, loans or advances without the prior approval of regulatory authorities. Also, that portion of an insurance subsidiary’s net equity which results from differences between statutory insurance accounting practices and GAAP would not be available for cash dividends, loans or advances. Unitrin’s insurance subsidiaries paid dividends of $139.4 million in cash to Unitrin in 2010. In 2011, Unitrin’s insurance subsidiaries would be able to pay approximately $170 million in dividends to Unitrin without prior regulatory approval. Fireside Bank has agreed not to pay dividends without the prior approval of the FDIC and CDFI.

Unitrin’s insurance subsidiaries are required to file financial statements prepared on the basis of statutory insurance accounting practices which is a comprehensive basis of accounting other than GAAP. Statutory capital and surplus for the Company’s life and health insurance subsidiaries was approximately $405 million and was $298.3 million at December 31, 2010 and 2009, respectively. Statutory net income for the Company’s life and health insurance subsidiaries was income of approximately $75 million, was income of $79.9 million and was income of $15.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Statutory capital and surplus for the Company’s property and casualty insurance subsidiaries was approximately $900 million and was $880.0 million at December 31, 2010 and 2009, respectively. Statutory net income for the Company’s property and casualty insurance subsidiaries was income of approximately $115 million, was income of $75.0 million and was loss of $57.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Statutory capital and surplus and statutory net income exclude Fireside Bank and parent company operations.

NOTE 13. LONG-TERM EQUITY COMPENSATION

Unitrin has adopted a number of long-term equity-based compensation plans to attract, motivate and retain key employees and/or directors of the Company. For equity compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Share-based compensation expense for all of the Company’s long-term equity-based compensation plans was $4.2 million, $3.1 million and $7.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Total unamortized compensation expense related

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 13. LONG-TERM EQUITY COMPENSATION (Continued)

to nonvested awards of such plans at December 31, 2010 was $4.0 million, which is expected to be recognized over a weighted-average period of 1.7 years.

At December 31, 2010, the Company had three stock option plans, all of which have been approved by Unitrin’s shareholders. The Company’s stock option plans provide for the grant of stock options and stock appreciation rights (“SARs”). At December 31, 2010, options to purchase 4,004,546 shares of Unitrin’s common stock were outstanding. Original options to purchase shares of Unitrin common stock were available for future grant under only two of the plans, the 1995 Non-employee Director Stock Option Plan and the 2002 Stock Option Plan, at December 31, 2010. Options to purchase 1,750,935 shares of Unitrin’s common stock were available for future grants under such stock option plans at December 31, 2010.

Options outstanding and available for future grants under all of the Company’s stock option plans at December 31, 2010 are:

	Options Outstanding	Weighted- Average Exercise Price	Options Available For Future Grants
1995 Director Plan	195,936	$37.53	52,898
2002 Option Plan	2,921,758	$41.33	1,698,037
1997 Option Plan	886,852	$46.72	–

Total Stock Option Plans	4,004,546	$42.34	1,750,935

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

Prior to February 3, 2009, all of the Company’s stock option plans included provisions, subject to certain limitations, to automatically grant restorative, or reload stock options (“Restorative Options”), to replace shares of previously owned Unitrin common stock that an exercising option holder surrenders, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise. Restorative Options are subject to the same terms and conditions as the original options, including the expiration date, except that the exercise price is equal to the fair value of Unitrin common stock on the date of grant of a Restorative Option and cannot be exercised until six months after the date of grant. The grant of a Restorative Option does not result in an increase in the total number of shares and options held by an employee, but changes the mix of the two. Beginning February 3, 2009, the 1995 Director Plan and the 2002 Stock Option Plan were amended to eliminate the restorative feature in the plans prospectively. Accordingly, Restorative Options are no longer included in original option awards made on or after February 3, 2009. At December 31, 2010, Restorative

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 13. LONG-TERM EQUITY COMPENSATION (Continued)

Options may still be granted under all the plans in connection with the exercise of original options granted before February 3, 2009, subject to the limitations on certain equity awards as described below.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The expected terms of options are developed by considering the Company’s historical share option exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Further, the Company aggregates individual awards into relatively homogenous groups that exhibit similar exercise behavior to obtain a more refined estimate of the expected term of options. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield assumed was the annualized yield on Unitrin common stock on the date of grant for original grants made in 2008. In light of the economic environment at the beginning of 2009, the Company changed its dividend yield assumption prospectively for original options granted in 2009. For original option grants made in 2009, the dividend yield assumed was the average, annualized dividend yield computed over the twenty consecutive quarters preceding the date of grant. Each quarterly dividend yield is calculated by dividing the amount of declared dividend per share during each quarter by the closing price of Unitrin common stock at the end of such quarter. The quarterly yields were then annualized and averaged to arrive at the dividend yield assumed. In light of the economic conditions at the beginning of 2009, the Company believed that basing dividend yield over a longer historical period of time was likely to be more consistent with the actual yield during the expected life of the option rather than the then current dividend yield. For original option grants made in 2010, the dividend yield assumed was the annualized continuous dividend yield on Unitrin common stock on the date of grant. The dividend yield in 2010 was calculated by taking the natural logarithm of the annualized yield divided by the Unitrin common stock price on the date of grant. The Company believes that basing the dividend yield on the current annualized yield is likely to be more consistent with the actual yield during the expected life of the option. For Restorative Options, the annualized dividend yield on Unitrin common stock for the month prior to the grant of the Restorative Option was used for all restorative grants made in 2008. No Restorative Options were granted in 2010 or 2009. The risk free interest rate was the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option.

The assumptions used in the Black-Scholes pricing model for options granted during the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
RANGE OF VALUATION ASSUMPTIONS
Expected Volatility	40.55% – 50.51%	33.08% – 40.30%	22.36% – 24.52%
Risk Free Interest Rate	1.70% – 3.20%	1.63% – 3.10%	2.18% – 3.39%
Expected Dividend Yield	3.25% – 3.58%	4.59% – 5.21%	3.86% – 5.49%
WEIGHTED-AVERAGE EXPECTED LIFE
Employee Grants	4 – 7 Years	4 – 7.5 Years	2.5 – 7.5 Years
Director Grants	6 Years	7 Years	4 – 6.5 Years

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 13. LONG-TERM EQUITY COMPENSATION (Continued)

Option and SAR activity for the year ended December 31, 2010 is presented below:

	Shares Subject To Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ In Millions)
Outstanding at Beginning of the Year	4,619,470	$44.13
Granted	404,750	$24.00
Exercised	(38,325)	$17.31
Forfeited or Expired	(981,349)	$44.20

Outstanding at December 31, 2010	4,004,546	$42.34	4.14	$2.8

Vested and Expected to Vest at December 31, 2010	3,987,016	$42.42	4.12	$2.7

Exercisable at December 31, 2010	3,522,420	$44.86	3.52	$1.4

The weighted-average grant-date fair values of options granted during 2010, 2009 and 2008 were $7.60, $3.11 and $4.81, respectively. No options were exercised during 2009. Total intrinsic value of stock options exercised was $0.3 million and $0.4 million for the years ended December 31, 2010 and 2008, respectively. Cash received from option exercises was $0.1 million and $1.6 million for the years ended December 31, 2010 and 2008, respectively. Total tax benefits realized for tax deductions from option exercises were $0.1 million and $0.2 million for the years ended December 31, 2010 and 2008, respectively.

In addition to the stock option plans, the Company has a restricted stock plan, which has been approved by Unitrin’s shareholders. Under this plan, restricted stock and restricted stock units may be granted to all eligible employees. Recipients of restricted stock are entitled to full dividend and voting rights on the same basis as all other outstanding shares of Unitrin common stock and all awards are subject to forfeiture until certain restrictions have lapsed. From inception of the plan to December 31, 2010, 600,100 shares of restricted stock having a weighted-average grant-date fair value of $34.36 per share had been awarded, of which 135,154 shares were forfeited and 75,721 were tendered to satisfy tax withholding obligations. As of December 31, 2010, there were 610,775 common shares available for future grants under the restricted stock plan, of which up to 110,725 common shares were reserved for future grant under outstanding performance-based restricted stock awards if performance levels exceed “target” levels as described below.

Prior to February 3, 2009, only awards of time-vested restricted stock had been granted under the restricted stock plan. Beginning on February 3, 2009, in addition to time-vested restricted stock granted to certain employees and officers, the Company began awarding performance-based restricted stock to certain officers and employees under the restricted stock plan. The initial number of shares awarded to each participant represents the shares that would vest if the performance goals were achieved at the “target” performance level. The final payout of these awards will be determined based on Unitrin’s total shareholder return over a three-year performance period relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index (“Peer Group”).

The 2009 three-year performance period began on January 1, 2009 and will end on December 31, 2011. The 2010 three-year performance period began on January 1, 2010 and will end on December 31, 2012. If, at the end

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 13. LONG-TERM EQUITY COMPENSATION (Continued)

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

Activity related to nonvested restricted stock for the year ended December 31, 2010 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	202,916	$27.70
Granted	124,900	$28.18
Vested	(88,314)	$38.58
Forfeited	(21,346)	$26.16

Nonvested Balance at December 31, 2010	218,156	$23.72

Restricted stock granted during the year ended December 31, 2010 includes 58,500 shares of time-vested restricted stock and 66,400 shares of performance-based restricted stock. The nonvested balance of restricted stock at December 31, 2010 was comprised of 107,431 shares of time-vested restricted stock and 110,725 shares of performance-based restricted stock. The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based shares was 110,725 common shares at December 31, 2010. The total fair value of restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was $2.2 million, $0.8 million and $1.2 million, respectively. Tax benefits for tax deductions realized from the vesting of restricted stock were $0.8 million, $0.3 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

As discussed in Note 3, “Acquisitions of Businesses,” to the Consolidated Financial Statements, Unitrin’s subsidiary, Trinity, completed its acquisition of Direct Response on February 13, 2009. The results of Direct Response’s operations are included in the Unitrin Direct segment. The Unitrin Direct segment recognized restructuring expenses in 2010 and 2009, in part, due to integrating Direct Response’s Operations into its operations.

Activity related to restructuring costs for the year ended December 31, 2010 are presented below.

DOLLARS IN MILLIONS	Fireside Bank	Unitrin Direct	All Other Segments	Total
Liability at December 31, 2009:
Employee Termination Costs	$2.8	$1.4	$0.2	$4.4
Early Lease Termination Costs	0.2	0.6	–	0.8

Liability at December 31, 2009	3.0	2.0	0.2	5.2

Expenses Incurred:
Employee Termination Costs	3.2	0.9	0.2	4.3
Early Lease Termination Costs	3.5	–	–	3.5

Total Expenses Incurred	6.7	0.9	0.2	7.8

Payments of:
Employee Termination Costs	0.3	1.7	0.4	2.4
Early Lease Termination Costs	3.7	0.5	–	4.2

Total Payments	4.0	2.2	0.4	6.6

Liability at December 31, 2010:
Employee Termination Costs	5.7	0.6	–	6.3
Early Lease Termination Costs	–	0.1	–	0.1

Liability at December 31, 2010	$5.7	$0.7	$–	$6.4

Employee termination costs are accrued and recognized as expense over the employee’s expected remaining service period. Unrecognized employee termination costs were $5.6 million at December 31, 2010, of which $3.2 million and $2.4 million is expected to be recognized as expense in 2011 and 2012 and thereafter, respectively.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 14. RESTRUCTURING EXPENSES (Continued)

Activity related to restructuring costs for the year ended December 31, 2009 are presented below.

DOLLARS IN MILLIONS	Fireside Bank	Unitrin Direct	All Other Segments	Total
Liability at December 31, 2008:
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

Unrecognized employee termination costs were $7.8 million at December 31, 2009.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 15. NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS

The Company’s awards of restricted common stock contain a right to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income Per Share from Continuing Operations and Diluted Income Per Share from Continuing Operations for the year ended December 31, 2010 is as follows:

DOLLARS IN MILLIONS	Restricted Common Stock	Unrestricted Common Stock	Total
Income from Continuing Operations	$0.8	$183.0	$183.8

Diluted Income from Continuing Operations	$0.8	$183.0	$183.8

SHARES IN THOUSANDS
Weighted-Average Common Shares Outstanding	261.4	61,681.2
Unitrin Share-based Compensation Equivalent Shares	–	85.7

Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution	261.4	61,766.9

PER SHARE IN WHOLE DOLLARS
Basic Income Per Share from Continuing Operations	$2.89	$2.97

Diluted Income Per Share from Continuing Operations	$2.89	$2.97

The dilutive effect of Investee Equivalent Shares and Unitrin Share-based Compensation Equivalent Shares on Income from Continuing Operations was not significant for the year ended December 31, 2010. Options outstanding to purchase 4.1 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the year ended December 31, 2010 because the exercise price exceeded the average market price.

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

The dilutive effect of Investee Equivalent Shares and Unitrin Share-based Compensation Equivalent Shares on Income from Continuing Operations was not significant for the year ended December 31, 2009. Options outstanding to purchase 4.7 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the year ended December 31, 2009 because the exercise price exceeded the average market price.

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

The dilutive effect of Investee Equivalent Shares and Unitrin Share-based Compensation Equivalent Shares on Loss from Continuing Operations was not significant for the year ended December 31, 2008. At December 31, 2008, options outstanding to purchase 5.1 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the year ended December 31, 2008 because the effect of inclusion would be anti-dilutive.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 16. OTHER COMPREHENSIVE INCOME (LOSS)

Other Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008 was:

DOLLARS IN MILLIONS	2010	2009	2008
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Year Before Reclassification Adjustment	$195.8	$207.5	$(682.0)
Reclassification Adjustment for Amounts Included in Net Income	(18.8)	26.8	88.4

Unrealized Holding Gains (Losses)	177.0	234.3	(593.6)

Foreign Currency Translation Adjustments on Investments Arising During the Year Before Reclassification Adjustment	(2.6)	1.7	(2.0)
Reclassification Adjustment for Amounts Included in Net Income	2.1	(0.1)	–

Foreign Currency Translation Adjustments on Investments	(0.5)	1.6	(2.0)

Equity in Other Comprehensive Income (Loss) of Investee	2.9	(2.2)	2.5

Unrecognized Postretirement Benefit Costs Arising During the Year	(27.9)	31.2	(73.4)
Amortization of Unrecognized Postretirement Benefit Costs	1.2	(1.9)	(2.3)

Net Unrecognized Postretirement Benefit Costs	(26.7)	29.3	(75.7)

Other Comprehensive Income (Loss) before Income Taxes	152.7	263.0	(668.8)

Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Year Before Reclassification Adjustment	(69.2)	(73.3)	239.9
Reclassification Adjustment for Amounts Included in Net Income	6.6	(9.4)	(30.9)

Unrealized Holding Gains (Losses)	(62.6)	(82.7)	209.0

Foreign Currency Translation Adjustments on Investments Arising During the Year Before Reclassification Adjustment	1.0	(0.6)	0.7
Reclassification Adjustment for Amounts Included in Net Income	(0.8)	–	–

Foreign Currency Translation Adjustments on Investments	0.2	(0.6)	0.7

Equity in Other Comprehensive (Income) Loss of Investee	(1.0)	0.8	(0.9)

Unrecognized Postretirement Benefit Costs Arising During the Year	9.8	(11.3)	26.5
Amortization of Unrecognized Postretirement Benefit Costs	(0.5)	0.6	0.6

Net Unrecognized Postretirement Benefit Costs	9.3	(10.7)	27.1

Income Tax Benefit (Expense)	(54.1)	(93.2)	235.9

Other Comprehensive Income (Loss)	$98.6	$169.8	$(432.9)

The components of Accumulated Other Comprehensive Income at December 31, 2010 and 2009 were:

DOLLARS IN MILLIONS	2010	2009
Unrealized Gains (Losses) on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$0.8	$(0.3)
Other Net Unrealized Gains on Investments	216.8	103.5
Foreign Currency Translation Adjustments on Investments, Net of Income Taxes	(0.6)	(0.3)
Equity in Accumulated Other Comprehensive Loss of Investee, Net of Income Taxes	–	(1.9)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(59.6)	(42.2)

Total Accumulated Other Comprehensive Income	$157.4	$58.8

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 17. INCOME FROM INVESTMENTS

Net Investment Income for the years ended December 31, 2010, 2009 and 2008 was:

DOLLARS IN MILLIONS	2010	2009	2008
Investment Income (Loss):
Interest and Dividends on Fixed Maturities	$245.6	$243.5	$234.8
Dividends on Equity Securities	16.0	13.2	29.7
Equity Method Limited Liability Investments	48.8	47.7	(76.3)
Short-term Investments	0.4	1.1	11.8
Loans to Policyholders	16.5	15.4	14.6
Real Estate	27.1	28.4	30.2
Other	–	0.3	–

Total Investment Income	354.4	349.6	244.8
Investment Expenses:
Real Estate	25.7	26.4	23.8
Other Investment Expenses	1.1	0.5	1.4

Total Investment Expenses	26.8	26.9	25.2

Net Investment Income Including Discontinued Operations	327.6	322.7	219.6
Net Investment Income Reported in Discontinued Operations	–	–	(6.7)

Net Investment Income	$327.6	$322.7	$212.9

The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2010, 2009 and 2008 were:

DOLLARS IN MILLIONS	2010	2009	2008
Fixed Maturities:
Gains on Sales	$21.5	$12.8	$4.8
Losses on Sales	(0.1)	(2.7)	(6.8)
Equity Securities:
Gains on Sales	11.7	13.6	121.0
Losses on Sales	–	–	(59.2)
Investee – Intermec:
Gains on Sales	0.8	–	–
Real Estate:
Gains on Sales	8.2	–	1.5
Other Investments:
Gains on Sales	0.1	–	0.1
Losses on Sales	(0.1)	(0.1)	(0.2)
Trading Securities Net Gains (Losses)	0.5	1.0	(2.0)

Net Realized Gains on Sales of Investments	$42.6	$24.6	$59.2

The components of Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 were:

DOLLARS IN MILLIONS	2010	2009	2008
Fixed Maturities	$(14.4)	$(41.6)	$(65.9)
Equity Securities	(2.1)	(8.8)	(83.3)
Other Investments	–	–	(3.7)

Net Impairment Losses Recognized in Earnings	$(16.5)	$(50.4)	$(152.9)

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 17. INCOME FROM INVESTMENTS (Continued)

In the second quarter of 2009, the Company adopted a required change in accounting which impacts the determination of the amount of OTTI losses on Investments in Fixed Maturities that are recognized in earnings on and subsequent to April 1, 2009.

The following table sets forth the pre-tax amount of OTTI credit losses, recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of the dates indicated, for which a portion of the OTTI loss has been recognized in Accumulated Other Comprehensive Income, and the corresponding changes in such amounts.

DOLLARS IN MILLIONS	January 1, 2010 To December 31, 2010	April 1, 2009 To December 31, 2009
Balance at Beginning of Period	$3.7	$39.8
Additions for Previously Unrecognized OTTI Credit Losses	5.3	1.9
Increases to Previously Recognized OTTI Credit Losses	0.4	0.9
Reductions to Previously Recognized OTTI Credit Losses	(1.7)	(0.2)
Reductions due to Intent to Sell Investments	(5.1)	(35.6)
Reductions for Investments Sold During the Period	(0.2)	(3.1)

Balance at End of Period	$2.4	$3.7

NOTE 18. INSURANCE EXPENSES

Insurance Expenses for the years ended December 31, 2010, 2009 and 2008 were:

DOLLARS IN MILLIONS	2010	2009	2008
Commissions	$358.8	$372.6	$377.4
General Expenses	273.5	300.5	310.3
Taxes, Licenses and Fees	47.3	52.6	48.3

Total Costs Incurred	679.6	725.7	736.0

Policy Acquisition Costs:
Deferred	(304.3)	(316.5)	(311.0)
Amortized	300.2	312.0	311.5

Net Policy Acquisition Costs Amortized (Deferred)	(4.1)	(4.5)	0.5

Insurance Expenses	$675.5	$721.2	$736.5

Commissions for servicing policies are expensed as incurred, rather than deferred and amortized.

NOTE 19. INCOME TAXES

Current and Deferred Income Tax Assets at December 31, 2010 and 2009 were:

DOLLARS IN MILLIONS	2010	2009
Current Income Tax Assets	$39.3	$10.4
Deferred Income Tax Assets	9.4	106.8
Valuation Allowance for State Income Taxes	(9.1)	(9.6)

Current and Deferred Income Tax Assets	$39.6	$107.6

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 19. INCOME TAXES (Continued)

The components of Liabilities for Income Taxes at December 31, 2010 and 2009 were:

DOLLARS IN MILLIONS	2010	2009
Deferred Income Tax Liabilities	$7.3	$–
Unrecognized Tax Benefits	7.8	11.7

Liabilities for Income Taxes	$15.1	$11.7

The tax effects of temporary differences that give rise to significant portions of the Company’s Net Deferred Income Tax Assets (Liabilities) at December 31, 2010 and 2009 were:

DOLLARS IN MILLIONS	2010	2009
Deferred Income Tax Assets:
Insurance Reserves	$82.5	$91.3
Unearned Premium Reserves	46.6	49.5
Tax Capitalization of Policy Acquisition Costs	64.0	74.1
Reserve for Loan Losses	18.2	34.8
Net Operating Loss Carryforward	73.9	67.2
Payroll and Employee Benefit Accruals	67.5	66.7
Other	18.9	22.2

Total Deferred Income Tax Assets	371.6	405.8

Deferred Income Tax Liabilities:
Deferred Policy Acquisition Costs	174.1	182.4
Investee (Intermec)	–	29.5
Investments	144.7	48.5
Goodwill and Licenses	23.9	25.5
Other	26.8	13.1

Total Deferred Income Tax Liabilities	369.5	299.0

Valuation Allowance for State Income Taxes	9.1	9.6

Net Deferred Income Tax Assets (Liabilities)	$(7.0)	$97.2

Deferred Income Tax Assets include Net Operating Loss Carryforwards of $73.9 million and $67.2 million at December 31, 2010 and December 31, 2009, respectively, which include federal net operating loss carryforwards of $68.3 million and $62.2 million, respectively, and state net operating loss carryforwards of $5.6 million and $5.0 million, respectively. The federal net operating loss carryforwards as of December 31, 2010 are scheduled to expire in years 2017 through 2028. The Company expects to fully utilize these federal net operating loss carryforwards. The state net operating loss carryforwards relate to Fireside Bank, the majority of which are scheduled to expire in 2029. Deferred tax asset valuation allowances of $9.1 million and $9.6 million were required at December 31, 2010 and 2009, respectively, and relate to state income taxes for Fireside Bank.

Income taxes paid were $65.1 million, $72.3 million and $98.8 million in 2010, 2009 and 2008, respectively.

The Company has not provided Federal income taxes on $14.7 million of Mutual Savings Life’s income earned prior to 1984 which is not subject to income taxes under certain circumstances. Federal income taxes of $5.1 million would be paid on such income if it is distributed to shareholders in the future or if it does not continue to meet certain limitations.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 19. INCOME TAXES (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 is as follows:

DOLLARS IN MILLIONS	2010	2009	2008
Balance at Beginning of Year	$11.7	$17.0	$20.1
Reductions for Tax Positions of Current Period	(1.7)	(1.8)	(1.8)
Additions for Tax Positions of Prior Years	26.6	25.7	27.9
Reduction for Expiration of Federal Statute of Limitations	(28.8)	(29.2)	(29.2)

Balance at End of Year	$7.8	$11.7	$17.0

The statute of limitations related to Unitrin and its eligible subsidiaries’ consolidated Federal income tax returns, Primesco’s consolidated Federal income tax returns and Direct Response’s consolidated Federal income tax returns is closed for all tax years up to and including 2006. The expiration of the statute of limitations related to the various state income tax returns that Unitrin and its subsidiaries file varies by state. None of the consolidated Federal income tax returns are currently under examination. The Florida Department of Revenue is conducting an audit of United Insurance’s 2007 – 2009 income tax returns. The Company does not expect any material modifications to the returns as filed to result from the audit.

Included in the balance of unrecognized tax benefits at December 31, 2010 December 31, 2009 and December 31, 2008 are tax positions of $5.7 million, $7.2 million and $10.6 million, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $2.1 million, $4.2 million and $6.0 million at December 31, 2010, 2009 and 2008, respectively. Tax expense for the year ended December 31, 2010 includes an interest benefit of $2.1 million, which is comprised of an interest benefit of $2.8 million resulting from the expiration of the statutes of limitations referred to above, and interest expense of $0.7 million on unrecognized tax benefits for prior years. Tax expense for the year ended December 31, 2009 includes an interest benefit of $1.8 million, which is comprised of an interest benefit of $2.9 million resulting from the expiration of the statutes of limitations referred to above, and interest expense of $1.1 million on unrecognized tax benefits for prior years. Tax benefit for the year ended December 31, 2008 includes an interest benefit of $0.8 million, which is comprised of an interest benefit of $2.5 million resulting from the expiration of the statutes of limitations referred to above, and interest expense of $1.7 million on unrecognized tax benefits for prior years.

The components of Income Tax Benefit (Expense) from Continuing Operations for the years ended December 31, 2010, 2009 and 2008 were:

DOLLARS IN MILLIONS	2010	2009	2008
Current Income Tax Expense	$(39.1)	$(8.0)	$(115.1)
Deferred Income Tax Benefit (Expense)	(42.2)	(63.7)	158.2
Unrecognized Tax Benefit	3.9	5.3	3.1

Income Tax Benefit (Expense)	$(77.4)	$(66.4)	$46.2

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 19. INCOME TAXES (Continued)

A reconciliation of the Statutory Federal Income Tax Expense and Rate to the Company’s Effective Income Tax Expense and Rate from Continuing Operations for the years ended December 31, 2010, 2009 and 2008 was:

DOLLARS IN MILLIONS	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Statutory Federal Income Tax Benefit (Expense) and Rate	$(91.6)	35.0%	$(80.4)	35.0%	$31.5	35.0%
Tax-exempt Income and Dividends Received Deduction	19.0	(7.3)	19.2	(8.4)	20.0	22.2
State Income Taxes	(2.1)	0.8	(7.1)	3.1	(2.6)	(2.9)
Nondeductible Goodwill	(5.2)	2.0	–	–	(3.2)	(3.6)
Other, Net	2.5	(0.9)	1.9	(0.8)	0.5	0.7

Effective Income Tax Benefit (Expense) and Rate	$(77.4)	29.6%	$(66.4)	28.9%	$46.2	51.4%

Comprehensive Income Tax Benefit (Expense) included in the Consolidated Financial Statements for the years ended December 31, 2010, 2009 and 2008 was:

DOLLARS IN MILLIONS	2010	2009	2008
Income Tax Benefit (Expense):
Continuing Operations	$(77.4)	$(66.4)	$46.2
Discontinued Operations	(0.4)	(1.5)	(9.8)
Equity in:
Net (Income) Loss of Investee	0.1	0.6	(3.1)
Other Comprehensive (Income) Loss of Investee	(1.0)	0.8	(0.9)
Unrealized (Appreciation) Depreciation on Securities	(62.6)	(82.7)	209.0
Foreign Currency Translation Adjustments on Investments	0.2	(0.6)	0.7
Tax Effects from Postretirement Benefit Plans	9.3	(10.7)	27.1
Tax Effects from Long-Term Equity Compensation included in Paid-in Capital	(2.0)	(1.7)	(0.8)

Comprehensive Income Tax Benefit (Expense)	$(133.8)	$(162.2)	$268.4

NOTE 20. PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsors two qualified defined benefit pension plans (the “Pension Plans”) covering approximately 2,900 retired and 3,500 active employees. The Pension Plans are generally non-contributory, but participation in one of the Pension Plans requires or required some employees to contribute 3% of pay, as defined, per year. Benefits for participants who are or were required to contribute to the Pension Plans are based on compensation during plan participation and the number of years of participation. Benefits for the vast majority of participants who are not required to contribute to the Pension Plans are based on years of service and final average pay, as defined. The Company funds the Pension Plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

The Company sponsors an other than pension postretirement employee benefit plan (“OPEB”) that provides medical, dental and/or life insurance benefits to approximately 800 retired and 500 active employees (the “OPEB Plan”). The Company generally is self-insured for the benefits under the OPEB Plan. The medical plan generally

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 20. PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)

provides for a limited number of years of medical insurance benefits at retirement based on the participant’s attained age at retirement and number of years of service until specified dates and generally requires participant contributions, with most contributions adjusted annually.

Changes in Fair Value of Plan Assets and Changes in Benefit Obligations (the Projected Benefit Obligation in the case of the Pension Plans and the Accumulated Benefit Obligation in the case of the OPEB Plan) for the years ended December 31, 2010 and 2009 were:

DOLLARS IN MILLIONS	Pension Benefits		Other Than Pension Benefits
	2010	2009	2010	2009
Fair Value of Plan Assets at Beginning of Year	$312.9	$281.9	$–	$–
Actual Return on Plan Assets	44.8	50.8	–	–
Employer Contributions	15.0	–	3.7	4.1
Plan Participants’ Contributions	–	0.1	1.2	1.2
Benefits Paid	(19.7)	(19.4)	(4.9)	(5.3)
Settlement Benefits	(0.3)	(0.5)	–	–

Fair Value of Plan Assets at End of Year	352.7	312.9	–	–

Benefit Obligation at Beginning of Year	377.0	375.1	37.9	34.5
Service Cost	9.0	9.9	0.1	0.1
Interest Cost	22.4	21.4	2.0	2.1
Plan Participants’ Contributions	–	0.1	1.2	1.2
Benefits Paid	(19.7)	(19.4)	(4.9)	(5.3)
Modernization Act Subsidy Received	–	–	0.4	0.4
Settlement Benefits	(0.3)	(0.5)	–	–
Actuarial (Gains) Losses	44.7	(9.6)	4.4	4.9

Benefit Obligations at End of Year	433.1	377.0	41.1	37.9

Funded Status—Benefit Obligation in Excess of Plan Assets	$(80.4)	$(64.1)	$(41.1)	$(37.9)

Amount Recognized in Accumulated Other Comprehensive Income:
Accumulated Actuarial Gain (Loss)	$(107.6)	$(86.4)	$14.3	$19.7
Prior Service Cost	0.4	0.5	–	–

Amount Recognized in Accumulated Other Comprehensive Income	$(107.2)	$(85.9)	$14.3	$19.7

The Accumulated Benefit Obligation for the Pension Plans was $417.5 million and $362.9 million at December 31, 2010 and 2009, respectively. For the Company’s pension plan with an accumulated benefit obligation in excess of plan assets at December 31, 2010, the Projected Benefit Obligation was $430.6 million, the Accumulated Benefit Obligation was $415.0 million and the Fair Value of Plan Assets was $349.8 million. For the Company’s pension plan with an accumulated benefit obligation in excess of plan assets at December 31, 2009, the Projected Benefit Obligation was $374.5 million, the Accumulated Benefit Obligation was $360.4 million and the Fair Value of Plan Assets was $309.7 million.

The Company estimates that Pension Expense for the year ended December 31, 2011 will include expense of $8.5 million resulting from the amortization of the related accumulated actuarial loss included in Accumulated Other Comprehensive Income at December 31, 2010.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 20. PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)

The Company estimates that OPEB Expense for the year ended December 31, 2011 will include income of $0.9 million resulting from the amortization of the related accumulated actuarial gain included in Accumulated Other Comprehensive Income at December 31, 2010.

The measurement dates of the assets and liabilities of all plans presented above for 2010 and 2009 were December 31, 2010 and December 31, 2009, respectively.

The assumed health care cost trend rate used in measuring the Accumulated Benefit Obligation for the OPEB Plan at December 31, 2010 was 6.5% for 2011, gradually declining to 5.0% in the year 2014 and remaining at that level thereafter for medical benefits and 7.0% for 2011, gradually declining to 5.0% in the year 2013 and remaining at that level thereafter for prescription drug benefits. The assumed health care cost trend rate used in measuring the Accumulated Benefit Obligation for the OPEB Plan at December 31, 2009 was 7% for 2010, gradually declining to 5% in the year 2014 and remaining at that level thereafter for medical benefits and 8% for 2010, gradually declining to 5% in the year 2013 and remaining at that level thereafter for prescription drug benefits.

A one–percentage point increase in the assumed health care cost trend rate for each year would increase the Accumulated Benefit Obligation for the OPEB Plan at December 31, 2010 by $2.5 million and 2010 OPEB expense by $0.1 million. A one–percentage point increase in the assumed health care cost trend rate for each year would increase the Accumulated Benefit Obligation for the OPEB Plan at December 31, 2009 by $2.6 million and 2009 OPEB expense by $0.1 million.

The OPEB Plan was unfunded at December 31, 2010 and 2009. Weighted-average asset allocations for the Pension Plans at December 31, 2010 and 2009 by asset category were:

ASSET CATEGORY	2010	2009
Cash and Short-term Investments	3%	6%
Corporate Bonds and Notes	37	39
Common Stocks	47	42
Other Assets	13	13

Total	100%	100%

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

Fair value measurements for the Pension Plans’ assets at December 31, 2010 is summarized below:

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Dec. 31, 2010
Fixed Maturities:
States and Political Subdivisions	$–	$2.8	$–	$2.8
Corporate Bonds and Notes	–	125.8	–	125.8
Equity Securities:
Common Stocks:
Manufacturing	66.5	4.1	–	70.6
Other Industries	36.4	–	–	36.4
Other Equity Interests:
Exchange Traded Funds	58.4	–	–	58.4
Limited Liability Companies and Limited Partnerships	–	–	41.5	41.5
Short-term Investments	11.9	–	–	11.9
Receivables and Other	1.6	–	3.7	5.3

Total	$174.8	$132.7	$45.2	$352.7

Additional information pertaining to the changes in the fair value of the Pension Plans’ assets classified as Level 3 for the year ended December 31, 2010 is presented below:

DOLLARS IN MILLIONS	Other Equity Interests	Receivables and Other	Total
Balance at Beginning of Year	$36.3	$4.0	$40.3
Return on Plan Assets Held	6.5	0.1	6.6
Purchases, Sales and Settlements, Net	(1.3)	(0.4)	(1.7)

Balance at December 31, 2010	$41.5	$3.7	$45.2

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 20. PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)

Fair value measurements for the Pension Plans’ assets at December 31, 2009 is summarized below:

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Dec. 31, 2009
Fixed Maturities:
States and Political Subdivisions	$–	$2.9	$–	$2.9
Corporate Bonds and Notes	–	119.7	–	119.7
Equity Securities:
Common Stocks:
Manufacturing	55.6	2.8	–	58.4
Other Industries	32.1	–	–	32.1
Other Equity Interests:
Exchange Traded Funds	40.2	–	–	40.2
Limited Liability Companies and Limited Partnerships	–	–	36.3	36.3
Short-term Investments	17.4	–	–	17.4
Receivables and Other	1.9	–	4.0	5.9

Total	$147.2	$125.4	$40.3	$312.9

Additional information pertaining to the changes in the fair value of the Pension Plans’ assets classified as Level 3 for the year ended December 31, 2009 is presented below:

DOLLARS IN MILLIONS	Other Equity Interests	Receivables and Other	Total
Balance at Beginning of Year	$30.8	$4.6	$35.4
Return on Plan Assets Held	6.7	0.1	6.8
Purchases, Sales and Settlements, Net	(1.2)	(0.7)	(1.9)

Balance at December 31, 2009	$36.3	$4.0	$40.3

The components of Comprehensive Pension (Benefit) Expense for the years ended December 31, 2010, 2009 and 2008 were:

DOLLARS IN MILLIONS	2010	2009	2008
Service Cost Earned During the Year	$9.0	$9.9	$12.5
Interest Cost on Projected Benefit Obligation	22.4	21.4	20.9
Expected Return on Plan Assets	(23.7)	(24.4)	(25.2)
Net Amortization and Deferral	2.3	(0.1)	(0.1)

Pension Expense Recognized	10.0	6.8	8.1
Unrecognized Pension (Gain) Loss Arising During the Year	23.6	(36.0)	74.6
Amortization of Accumulated Unrecognized Pension Gain (Loss)	(2.3)	0.1	0.1

Comprehensive Pension (Benefit) Expense	$31.3	$(29.1)	$82.8

Total Pension Expense Recognized presented in the preceding table includes service cost benefits earned and reported in discontinued operations of $0.7 million for the year ended December 31, 2008.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 20. PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)

The actuarial assumptions used to develop the components of the Pension Expense for the years ended December 31, 2010, 2009 and 2008 were:

	2010	2009	2008
Discount Rate	6.00%	6.00%	5.75%
Rate of Increase in Future Compensation Levels	2.88	2.88	4.12
Expected Long Term Rate of Return on Plan Assets	7.00	7.00	7.00

The actuarial assumptions used to develop the components of the Pension Projected Benefit Obligation at December 31, 2010 and 2009 were:

	2010	2009
Discount Rate	5.35%	6.00%
Rate of Increase in Future Compensation Levels	2.47	2.88

The components of Comprehensive OPEB (Income) Expense for the years ended December 31, 2010, 2009 and 2008 were:

DOLLARS IN MILLIONS	2010	2009	2008
Service Cost Earned During the Year	$0.1	$0.1	$0.1
Interest Cost on Accumulated Benefit Obligation	2.1	2.1	2.0
Net Amortization and Deferral	(1.1)	(1.8)	(2.2)

OPEB (Income) Expense Recognized	1.1	0.4	(0.1)
Unrecognized OPEB (Gain) Loss Arising During the Year	4.3	4.8	(1.2)
Amortization of Accumulated Unrecognized OPEB Gain	1.1	1.8	2.2

Comprehensive OPEB Expense	$6.5	$7.0	$0.9

The actuarial assumptions used to develop the components of the OPEB Expense for the years ended December 31, 2010, 2009 and 2008 were:

	2010	2009	2008
Discount Rate	5.25%	6.00%	5.75%
Rate of Increase in Future Compensation Levels	1.50	1.50	1.50

The actuarial assumptions used to develop the components of the OPEB Accumulated Benefit Obligation at December 31, 2010 and 2009 were:

	2010	2009
Discount Rate	4.40%	5.25%
Rate of Increase in Future Compensation Levels	1.50	1.50

The Company does not expect to be required to contribute to its Pension Plans in 2011, but could make a voluntary contribution pursuant to the maximum funding limits under ERISA. The Company expects to contribute $4.6 million, net of expected Modernization Act Subsidy, to its OPEB Plan to fund benefit payments in 2011.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 20. PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)

The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

DOLLARS IN MILLIONS	Years Ending December 31,
	2011	2012	2013	2014	2015	2016–2020
Pension Benefits	$19.5	$20.4	$21.4	$22.5	$23.5	$135.3

OPEB Benefits:
Excluding Modernization Act Subsidy	$5.1	$5.0	$4.9	$4.7	$4.6	$18.4
Expected Modernization Act Subsidy	(0.5)	(0.5)	(0.5)	(0.4)	(0.4)	(2.0)

Net OPEB Benefits	$4.6	$4.5	$4.4	$4.3	$4.2	$16.4

The Company also sponsors several defined contribution benefit plans covering most of its employees. The Company made contributions to those plans of $6.8 million, $6.6 million and $7.0 million in 2010, 2009 and 2008, respectively. Under these plans, the participants have several investment alternatives, including Unitrin’s common stock and the Dreyfus Appreciation Fund. FS&C is a sub-investment advisor of the Dreyfus Appreciation Fund. One of Unitrin’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and majority shareholder of FS&C (see Note 26, “Related Parties,” to the Consolidated Financial Statements). The fair value of participants’ investments in Unitrin’s common stock was $15.4 million, or 5.4% of the total investments in the defined contribution benefit plans at December 31, 2010. The fair value of participants’ investments in the Dreyfus Appreciation Fund was $18.2 million, or 6% of the total investments in the defined contribution benefit plans at December 31, 2010.

NOTE 21. BUSINESS SEGMENTS

The Company is engaged, through its subsidiaries, in the property and casualty insurance, life and health insurance and automobile finance businesses. The Company conducts its operations through five operating segments: Kemper, Unitrin Specialty, Unitrin Direct, Life and Health Insurance and Fireside Bank.

The Kemper segment provides preferred and standard risk personal automobile insurance, homeowners insurance and other personal insurance through independent agents. The Unitrin Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty market through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their adverse driving records or claim or credit histories. Unitrin Direct markets personal automobile, homeowners and renters insurance through direct mail and the Internet through web insurance portals, click-thrus and its own website and through employer-sponsored voluntary benefit programs and other affinity relationships. The Life and Health Insurance segment provides individual life, accident, health and property insurance. The Fireside Bank segment made sub-prime automobile loans primarily for the purchase of pre-owned automobiles and offered certificates of deposits. On March 24, 2009, Fireside Bank suspended all new lending activity and ceased opening new certificate of deposit accounts as part of a plan to exit the automobile finance business.

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

Segment Assets at December 31, 2010 and 2009 were:

DOLLARS IN MILLIONS	2010	2009
SEGMENT ASSETS
Kemper	$1,452.1	$1,400.8
Unitrin Specialty	644.0	684.6
Unitrin Direct	586.2	621.6
Life and Health Insurance	4,602.7	4,350.7
Fireside Bank	592.4	938.5
Corporate and Other, Net	481.1	577.3

Total Assets	$8,358.5	$8,573.5

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 21. BUSINESS SEGMENTS (Continued)

Segment Revenues for the years ended December 31, 2010, 2009 and 2008 were:

DOLLARS IN MILLIONS	2010	2009	2008
REVENUES
Kemper:
Earned Premiums	$888.0	$931.8	$930.7
Net Investment Income	52.8	42.1	19.1
Other Income	0.4	0.4	0.5

Total Kemper	941.2	974.3	950.3

Unitrin Specialty:
Earned Premiums	474.9	527.5	494.0
Net Investment Income	24.8	20.8	8.6
Other Income	0.6	0.4	0.2

Total Unitrin Specialty	500.3	548.7	502.8

Unitrin Direct:
Earned Premiums	282.4	345.6	290.5
Net Investment Income	21.4	18.5	4.6
Other Income	0.1	0.9	0.4

Total Unitrin Direct	303.9	365.0	295.5

Life and Health Insurance:
Earned Premiums	644.1	650.6	661.4
Net Investment Income	214.3	225.3	162.1
Other Income	0.2	0.7	1.1

Total Life and Health Insurance	858.6	876.6	824.6

Fireside Bank:
Interest, Loan Fees and Earned Discounts	97.6	175.0	237.4
Other Automobile Finance Revenues	1.4	3.5	4.9

Automobile Finance Revenues	99.0	178.5	242.3
Net Investment Income	1.9	2.8	4.5

Total Fireside Bank	100.9	181.3	246.8

Total Segment Revenues	2,704.9	2,945.9	2,820.0

Unallocated Dividend Income	0.5	1.3	10.8
Net Realized Gains on the Sales of Investments	42.6	24.6	59.2
Net Impairment Losses Recognized in Earnings	(16.5)	(50.4)	(152.9)
Other	11.9	12.0	5.1

Total Revenues	$2,743.4	$2,933.4	$2,742.2

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 21. BUSINESS SEGMENTS (Continued)

Segment Operating Profit for the years ended December 31, 2010, 2009 and 2008 was:

DOLLARS IN MILLIONS	2010	2009	2008
SEGMENT OPERATING PROFIT (LOSS)
Kemper	$63.9	$86.2	$7.6
Unitrin Specialty	24.6	30.5	10.2
Unitrin Direct	(7.1)	(12.6)	(52.5)
Life and Health Insurance	154.0	168.5	79.3
Fireside Bank	24.6	1.6	(25.3)

Total Segment Operating Profit	260.0	274.2	19.3
Unallocated Dividend Income	0.5	1.3	10.8
Net Realized Gains on Sales of Investments	42.6	24.6	59.2
Net Impairment Losses Recognized in Earnings	(16.5)	(50.4)	(152.9)
Other Expense, Net	(25.3)	(20.1)	(26.4)

Income (Loss) from Continuing Operations before Income Taxes and Equity in Net Income (Loss) of Investee	$261.3	$229.6	$(90.0)

Segment Net Income for the years ended December 31, 2010, 2009 and 2008 was:

DOLLARS IN MILLIONS	2010	2009	2008
SEGMENT NET INCOME (LOSS)
Kemper	$50.6	$63.7	$13.4
Unitrin Specialty	20.2	23.5	10.1
Unitrin Direct	(1.1)	(5.3)	(32.0)
Life and Health Insurance	94.9	112.1	51.8
Fireside Bank	14.7	(5.3)	(22.3)

Total Segment Net Income	179.3	188.7	21.0
Net Income (Loss) From:
Unallocated Dividend Income	0.4	1.1	9.5
Net Realized Gains on Sales of Investments	27.9	16.0	38.0
Net Impairment Losses Recognized in Earnings	(10.7)	(32.8)	(99.0)
Other Expense, Net	(13.0)	(9.8)	(13.3)

Income (Loss) from Continuing Operations before Equity in Net Income (Loss) of Investee	183.9	163.2	(43.8)
Equity in Net Income (Loss) of Investee	(0.1)	(1.0)	5.8

Income (Loss) from Continuing Operations	$183.8	$162.2	$(38.0)

Amortization of Deferred Policy Acquisition Costs by Operating Segment for the years ended December 31, 2010, 2009 and 2008 was:

DOLLARS IN MILLIONS	2010	2009	2008
Kemper	$157.7	$167.3	$166.7
Unitrin Specialty	67.7	75.8	65.1
Unitrin Direct	12.5	6.1	7.5
Life and Health Insurance	62.3	62.8	72.2

Total Amortization	$300.2	$312.0	$311.5

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 21. BUSINESS SEGMENTS (Continued)

Earned Premiums by product line for the years ended December 31, 2010, 2009 and 2008 were:

DOLLARS IN MILLIONS	2010	2009	2008
EARNED PREMIUMS
Life	$396.7	$399.7	$398.5
Accident and Health	161.9	159.2	160.1
Property and Casualty:
Personal Lines:
Automobile	1,249.5	1,394.1	1,287.8
Homeowners	298.7	301.1	295.2
Other Personal	139.0	145.4	155.0

Total Personal Lines	1,687.2	1,840.6	1,738.0

Commercial Automobile	43.6	56.0	80.0

Total Earned Premiums	$2,289.4	$2,455.5	$2,376.6

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

The catastrophe reinsurance program for the Kemper segment in 2010 also includes reinsurance coverage for catastrophes losses in North Carolina at retentions lower than those described above. The catastrophe reinsurance program for the Life and Health Insurance and Unitrin Direct segments in 2010 also includes reinsurance coverage from FHCF for hurricane losses in Florida at retentions lower than those described above.

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

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 22. CATASTROPHE REINSURANCE (Continued)

In the event that the Company’s incurred catastrophe losses and LAE covered by any of its catastrophe reinsurance programs presented in the three preceding tables exceed the retention for that particular layer, each of the programs required one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such layer. The reinstatement premium is a percentage of the original premium based on the ratio of the losses exceeding the Company’s retention to the reinsurers’ coverage limit.

Catastrophe reinsurance premiums for the Company’s primary reinsurance programs, the Kemper NC Program and the FHCF reduced earned premiums for the years ended December 31, 2010, 2009 and 2008 by the following:

DOLLARS IN MILLIONS	2010	2009	2008
Kemper	$21.9	$22.4	$19.6
Unitrin Specialty	0.3	0.3	0.3
Unitrin Direct	0.8	1.5	0.2
Life and Health Insurance	3.6	4.3	10.5

Total Ceded Catastrophe Reinsurance Premiums	$26.6	$28.5	$30.6

The Life and Health Insurance segment presented above includes reinsurance reinstatement premiums of $0.6 million, $0.7 million and $4.4 million for the years ended December 31, 2010, 2009 and 2008 to reinstate coverage following certain hurricanes.

Catastrophe losses and LAE (including development), net of reinsurance recoveries, for the years ended December 31, 2010, 2009 and 2008 by business segment are presented below.

DOLLARS IN MILLIONS	2010	2009	2008
Kemper	$65.2	$29.3	$97.4
Unitrin Specialty	3.0	4.2	2.9
Unitrin Direct	2.0	3.4	3.1
Life and Health Insurance	7.9	6.6	41.5

Total Catastrophe Losses and LAE	$78.1	$43.5	$144.9

Total Catastrophe loss and LAE reserves, net of reinsurance recoverables, developed adversely by $1.4 million for the year ended December 31, 2010. Total Catastrophe loss and LAE reserves, net of reinsurance recoverables, developed favorably by $18.4 million for the year ended December 31, 2009. Total Catastrophe loss and LAE reserves, net of reinsurance recoverables, developed adversely by $4.8 million for the year ended December 31, 2008. The Kemper segment reported favorable catastrophe reserve development of $4.9 million, $18.3 million and $5.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Life and Health Insurance segment reported adverse catastrophe reserve development of $3.3 million and $11.0 million for the years ended December 31, 2010 and 2008, respectively, and favorable catastrophe reserve development of $0.1 million for the year ended December 31, 2009. Excluding such development, the Kemper segment experienced a higher severity of catastrophe losses, due in part to a catastrophe loss of $12.9 million resulting from damage caused by hail in the state of Arizona in the fourth quarter of 2010, for the year ended December 31, 2010, compared to 2009. No major hurricanes that significantly impacted the Company made landfall in the United States during 2010 or 2009. In the third quarter of 2008, three major hurricanes (Dolly, Gustav and Ike) that significantly impacted the Company made landfall in the United States. The Kemper, Unitrin Specialty, Unitrin Direct and Life and Health Insurance segments reported $40.6 million, $1.5 million, $0.5 million and $22.8 million, respectively, of catastrophe loss and LAE, net of reinsurance recoveries, related to these hurricanes for the year ended December 31, 2008.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 22. CATASTROPHE REINSURANCE (Continued)

In addition to these losses, Insurance Expenses for the year ended December 31, 2008 includes an expense of $3.9 million related to the Kemper segment’s estimate of its share of assessments from TWIA. Insurance Expenses for the year ended December 31, 2009 includes a reduction of expense of $2.8 million due to a decrease in the Company’s estimate of its share of assessments from TWIA.

The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of actual reinsurance recoveries, may vary materially from the estimated amount reserved. The Company’s estimates of direct catastrophe losses are generally based on inspections by claims adjusters and historical loss development experience for areas that have not been inspected or for claims that have not yet been reported. The Company’s estimates of direct catastrophe losses are based on the coverages provided by its insurance policies. The Company’s homeowners and dwellings insurance policies do not provide coverage for losses caused by floods, but generally provide coverage for physical damage caused by wind or wind driven rain. Accordingly, the Company’s estimates of direct losses for homeowners and dwellings insurance do not include losses caused by flood. Depending on the policy, automobile insurance may provide coverage for losses caused by flood. Estimates of the number and severity of claims ultimately reported are influenced by many variables, including, but not limited to, repair or reconstruction costs and determination of cause of loss, that are difficult to quantify and will influence the final amount of claim settlements. All these factors, coupled with the impact of the availability of labor and material on costs, require significant judgment in the reserve setting process. A change in any one or more of these factors is likely to result in an ultimate net claim cost different from the estimated reserve. The Company’s estimates of indirect losses from residual market assessments are based on a variety of factors, including, but not limited to, actual or estimated assessments provided by or received from the assessing entity, insurance industry estimates of losses, and estimates of the Company’s market share in the assessable states. Actual assessments may differ materially from these estimated amounts.

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

Earned Premiums ceded on long-duration and short-duration policies were not material for the years ended December 31, 2010, 2009 and 2008. Certain insurance subsidiaries assume business from other insurance companies and involuntary pools. Earned Premiums assumed on long-duration and short-duration policies for the years ended December 31, 2010, 2009 and 2008 were:

DOLLARS IN MILLIONS	2010	2009	2008
Earned Premiums Assumed From:
Capitol	$30.1	$35.8	$50.9
ORCC	9.6	10.2	10.6
Other	6.0	5.4	5.4

Total Earned Premiums Assumed	$45.7	$51.4	$66.9

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

NOTE 24. FAIR VALUE MEASUREMENTS

The Company reports its Investments in Fixed Maturities and Equity Securities at fair value. The Company classifies certain investments in mutual funds included in Other Investments as trading securities and reports these investments at fair value. The Company has no material liabilities that are measured and reported at fair value.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 24. FAIR VALUE MEASUREMENTS (Continued)

The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2010 is summarized below:

DOLLARS IN MILLIONS	Fair Value Measurements			Fair Value Dec. 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$281.0	$255.9	$–	$536.9
States and Political Subdivisions	–	1,792.8	–	1,792.8
Corporate Securities:
Bonds and Notes	–	1,902.8	146.2	2,049.0
Redeemable Preferred Stocks	–	83.8	4.5	88.3
Mortgage and Asset Backed	–	7.9	0.4	8.3

Total Investments in Fixed Maturities	281.0	4,043.2	151.1	4,475.3
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	–	97.7	–	97.7
Other Industries	–	17.0	10.4	27.4
Common Stocks:
Intermec	137.5	–	–	137.5
Manufacturing	82.9	4.7	2.0	89.6
Other Industries	41.5	–	2.3	43.8
Other Equity Interests:
Exchange Traded Funds	79.2	–	–	79.2
Limited Liability Companies and Limited Partnerships	–	–	75.2	75.2

Total Investments in Equity Securities	341.1	119.4	89.9	550.4
Other Investments:
Trading Securities	5.1	–	–	5.1

Total	$627.2	$4,162.6	$241.0	$5,030.8

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 24. FAIR VALUE MEASUREMENTS (Continued)

The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2009 is summarized below:

DOLLARS IN MILLIONS	Fair Value Measurements			Fair Value Dec. 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$245.3	$475.6	$–	$720.9
States and Political Subdivisions	–	1,745.3	–	1,745.3
Corporate Securities:
Bonds and Notes	–	1,806.8	124.8	1,931.6
Redeemable Preferred Stocks	–	80.3	70.1	150.4
Mortgage and Asset Backed	–	8.3	4.9	13.2

Total Investments in Fixed Maturities	245.3	4,116.3	199.8	4,561.4
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	–	92.2	–	92.2
Other Industries	–	17.3	5.6	22.9
Common Stocks:
Manufacturing	19.9	0.1	5.5	25.5
Other Industries	8.1	4.7	2.9	15.7
Other Equity Interests:
Limited Liability Companies and Limited Partnerships	–	–	39.1	39.1

Total Investments in Equity Securities	28.0	114.3	53.1	195.4
Other Investments:
Trading Securities	4.6	–	–	4.6

Total	$277.9	$4,230.6	$252.9	$4,761.4

The Company’s investments in Fixed Maturities that are classified as Level 1 in the two preceding tables primarily consist of U.S. Treasury Bonds and Notes. The Company’s investments in Equity Securities that are classified as Level 1 in the two preceding tables consist of either investments in publicly-traded common stocks, or exchange traded funds. The Company’s investments in Fixed Maturities that are classified as Level 2 in the two preceding tables primarily consist of investments in corporate bonds and redeemable preferred stocks, state and municipal bonds, and bonds and mortgage-backed securities of U.S. government agencies. The Company’s investments in Equity Securities that are classified as Level 2 in the two preceding tables primarily consist of investments in preferred stocks. The Company uses a leading, nationally recognized provider of market data and analytics to price the vast majority of the Company’s Level 2 measurements. The provider utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed maturity securities do not trade on a daily basis, the provider’s evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to prepare evaluations. In addition, the provider uses model processes to develop prepayment and interest rate scenarios. The pricing provider’s models and processes also

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 24. FAIR VALUE MEASUREMENTS (Continued)

take into account market convention. For each asset class, teams of its evaluators gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models. The Company generally validates the measurements obtained from its primary pricing provider by comparing them with measurements obtained from one additional pricing provider that provides either prices from recent market transactions or quotes in inactive markets or evaluations based on its own proprietary models.

The Company investigates significant differences related to the values provided. On completion of its investigation, management exercises judgment to determine the price selected and whether adjustments, if any, to the price obtained from the Company’s primary pricing provider would warrant classification of the price as Level 3. In instances where a measurement cannot be obtained from either pricing provider, the Company generally will evaluate bid prices from one or more binding quotes obtained from market makers to value investments in inactive markets and classified by the Company as Level 2. The Company generally classifies securities when it receives non-binding quotes or indications as Level 3 securities unless the Company can validate the quote or indication against recent transactions in the market. For securities classified as Level 3, the Company either uses valuations provided by third party fund managers, third party appraisers or the Company’s own internal valuations. These valuations typically employ valuation techniques, including earning multiples based on comparable public securities, industry specific non-earnings based multiples or discounted cash flow models. Valuations classified as Level 3 by the Company generally consist of investments in various private placement securities of non-rated entities. In rare cases, if the private placement security has only been outstanding for a short amount of time, the Company, after considering the initial assumptions used in acquiring an investment, considers the original purchase price as representative of the fair value.

Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2010 is presented below:

DOLLARS IN MILLIONS	Fixed Maturities			Equity Securities		Total
	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset Backed	Preferred and Common Stocks	Other Equity Interests
Balance at Beginning of Year	$124.8	$70.1	$4.9	$14.0	$39.1	$252.9
Total Gains (Losses):
Included in Consolidated Statement of Operations	(4.0)	(7.0)	–	(1.8)	0.7	(12.1)
Included in Other Comprehensive Income	8.9	2.5	(1.1)	4.8	16.1	31.2
Purchases	43.5	6.6	–	1.3	21.0	72.4
Settlements	(26.9)	(67.7)	(0.3)	(3.6)	(1.7)	(100.2)
Sales	(0.3)	–	–	–	–	(0.3)
Transfers in and/or out of Level 3	0.2	–	(3.1)	–	–	(2.9)

Balance at December 31, 2010	$146.2	$4.5	$0.4	$14.7	$75.2	$241.0

The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers between levels 1 and 2 were not significant for the year ended December 31, 2010. Included in Other Equity Interests at December 31, 2010 in the preceding table is $59.1 million of private equity funds and mezzanine debt funds which the Company has unfunded commitments of $68.6 million. These funds cannot be redeemed, instead distributions are received through the liquidation of the underlying investments of the fund. It is estimated that the assets of these funds will be liquidated and distributed to the Company between 2011 and 2021.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 24. FAIR VALUE MEASUREMENTS (Continued)

Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2009 is presented below:

DOLLARS IN MILLIONS	Fixed Maturities			Equity Securities		Total
	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset Backed	Preferred and Common Stocks	Other Equity Interests
Balance at Beginning of Year	$128.6	$70.6	$5.6	$15.3	$44.1	$264.2
Total Gains (Losses):
Included in Consolidated Statement of Operations	(25.6)	(6.3)	–	(2.9)	(0.2)	(35.0)
Included in Other Comprehensive Income	2.7	3.5	(0.2)	5.4	7.1	18.5
Purchases	31.7	2.3	–	–	5.5	39.5
Settlements	(12.6)	–	(1.2)	–	(17.4)	(31.2)
Transfers in and/or out of Level 3	–	–	0.7	(3.8)	–	(3.1)

Balance at December 31, 2009	$124.8	$70.1	$4.9	$14.0	$39.1	$252.9

Transfers between levels 1 and 2 were not significant for the year ended December 31, 2009. Included in Other Equity Interests at December 31, 2009 in the preceding table is $35.2 million of private equity funds and mezzanine debt funds which the company has unfunded commitments of $65.3 million. These funds cannot be redeemed, instead distributions are received through the liquidation of the underlying investments of the fund. It is estimated that the assets of these funds will be liquidated and distributed to the Company between 2010 and 2023.

NOTE 25. CONTINGENCIES

In the ordinary course of their businesses, Unitrin and its subsidiaries are involved in legal proceedings, including lawsuits, regulatory examinations and inquiries. Some of these proceedings involve matters particular to the Company or one or more of its subsidiaries, while others pertain to business practices in the industries in which Unitrin or its subsidiaries operate. Some lawsuits seek class action status that, if granted, could expose Unitrin or its subsidiaries to potentially significant liability by virtue of the size of the putative classes. These matters can raise complicated issues and may be subject to many uncertainties, including, but not limited to: (i) the underlying facts of the matter; (ii) unsettled questions of law; (iii) issues unique to the jurisdiction where the matter is pending; (iv) damage claims, including claims for punitive damages, that are disproportionate to the actual economic loss incurred; and (v) the legal, regulatory and political environments faced by large corporations generally and the insurance and banking sectors specifically. Accordingly, the outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular points in time are in most cases difficult or impossible to ascertain.

Certain subsidiaries of Unitrin, like many property and casualty insurers, are defending a significant volume of lawsuits in Florida, Louisiana and Texas arising out of property damage caused by catastrophes and storms, including major hurricanes. In these matters, the plaintiffs seek compensatory and punitive damages, and equitable relief. The Company believes its relevant subsidiaries have meritorious defenses to assert in these proceedings, and will vigorously contest these matters. However, it is anticipated that additional lawsuits will continue to be filed, at least until the applicable statutes of limitation expire, though some courts continue to demonstrate reluctance to enforce these statutes.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 25. CONTINGENCIES (Continued)

The Company believes that resolution of its pending legal proceedings will not have a material adverse effect on the Company’s financial position. However, given the unpredictability of the legal environment, there can be no assurance that one or more of these matters will not produce a result which could have a material adverse effect on the Company’s financial results for any given period.

The legal and regulatory environments within which Unitrin and its subsidiaries conduct their businesses is often unpredictable. Industry practices that were considered legally-compliant and reasonable for years may suddenly be deemed unacceptable by virtue of an unexpected court or regulatory ruling. Anticipating such shifts in the law and the impact they may have on the Company and its operations is a difficult task and there can be no assurances that the Company will not encounter such shifts in the future.

NOTE 26. RELATED PARTIES

One of Unitrin’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of FS&C, a registered investment advisory firm. In the second quarter of 2010, Unitrin’s subsidiary, Trinity, entered into an agreement with FS&C whereby FS&C provides investment management services with respect to certain assets of Trinity for a fee based on the fair market value of the assets under management. Such agreement is terminable by either party at any time upon 30 days advance written notice. At December 31, 2010, Trinity had $102.4 million in assets managed by FS&C. Investment Expenses incurred in connection with such agreement were $0.1 million for the year ended December 31, 2010.

FS&C also provided investment management services to Trinity in 2008 for a fee based on the fair market value of the assets under management pursuant to investment services agreement. During 2008, FS&C sold all of the investments it managed for Trinity. Accordingly, Trinity had no investments managed by FS&C at December 31, 2008. Investment Expenses incurred in connection with such agreement were $0.5 million for the year ended December 31, 2008. FS&C did not provide investment management services to Trinity in 2009.

FS&C also provides investment management services with respect to certain funds of the Company’s defined benefit pension plans. The Company’s defined benefit pension plans had $98.3 million, $84.3 million and $68.5 million, respectively, in assets managed by FS&C at December 31, 2010, 2009 and 2008, respectively. The Company’s defined benefit pension plans incurred, in the aggregate, expenses of $0.3 million, $0.3 million and $0.2 million to FS&C for the years ended December 31, 2010, 2009 and 2008, respectively.

With respect to the Company’s defined contribution plans, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. Participants in the Company’s defined contribution plans had allocated $18.2 million, $16.9 million and $14.7 million for investment in the Dreyfus Appreciation Fund at December 31, 2010, 2009 and 2008, respectively, representing 6%, 7% and 7% of the total amount invested in the Company’s defined contribution plans at December 31, 2010, 2009 and 2008, respectively.

Unitrin’s Life and Health Insurance segment paid $0.1 million, $0.2 million and $0.5 million to Intermec for the years ended December 31, 2010, 2009 and 2008, respectively, for the maintenance of hand held computers previously purchased from the Company’s former investee, Intermec.

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 26. RELATED PARTIES (Continued)

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

Unitrin, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements—(Continued)

NOTE 27. QUARTERLY FINANCIAL INFORMATION (Unaudited)

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Three Months Ended (Unaudited)				Year Ended
	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Dec. 31, 2010
Revenues:
Earned Premiums	$581.5	$578.1	$568.2	$561.6	$2,289.4
Automobile Finance Revenues	30.6	26.7	22.6	19.1	99.0
Net Investment Income	80.8	81.8	79.9	85.1	327.6
Other Income	0.3	0.3	0.4	0.3	1.3
Net Realized Investment Gains on Sales of Investments	4.5	2.9	7.2	28.0	42.6
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(6.2)	(4.1)	(3.6)	(3.8)	(17.7)
Portion of Losses Recognized in Other Comprehensive Income	3.0	(0.8)	(1.0)	–	1.2

Net Impairment Losses Recognized In Earnings	(3.2)	(4.9)	(4.6)	(3.8)	(16.5)

Total Revenues	694.5	684.9	673.7	690.3	2,743.4

Expenses:
Policyholders’ Benefits and Incurred
Losses and Loss Adjustment Expenses	417.1	419.1	403.9	407.1	1,647.2
Insurance Expenses	168.5	169.4	168.9	168.7	675.5
Automobile Finance Expenses	18.4	15.2	11.3	3.2	48.1
Interest Expense on Certificates of Deposits	7.9	7.4	6.5	6.4	28.2
Write-off of Goodwill	–	–	14.8	–	14.8
Interest and Other Expenses	16.4	17.4	16.1	18.4	68.3

Total Expenses	628.3	628.5	621.5	603.8	2,482.1

Income from Continuing Operations before Income Taxes and Equity in Net Income (Loss) of Investee	66.2	56.4	52.2	86.5	261.3
Income Tax Expense	(19.2)	(16.8)	(16.4)	(25.0)	(77.4)

Income from Continuing Operations before Equity in Net Income (Loss) of Investee	47.0	39.6	35.8	61.5	183.9
Equity in Net Income (Loss) of Investee	0.7	(0.5)	(0.3)	–	(0.1)

Income from Continuing Operations	47.7	39.1	35.5	61.5	183.8

Discontinued Operations:
Income (Loss) from Discontinued Operations Before Income Taxes	0.8	(2.1)	0.3	2.2	1.2
Income Tax Benefit (Expense)	(0.3)	0.8	(0.1)	(0.8)	(0.4)

Income (Loss) from Discontinued Operations	0.5	(1.3)	0.2	1.4	0.8

Net Income	$48.2	$37.8	$35.7	$62.9	$184.6

Income from Continuing Operations Per Unrestricted Share:
Basic	$0.76	$0.63	$0.57	$1.00	$2.97

Diluted	$0.76	$0.63	$0.57	$1.00	$2.97

Net Income Per Unrestricted Share:
Basic	$0.77	$0.61	$0.58	$1.03	$2.98

Diluted	$0.77	$0.61	$0.58	$1.03	$2.98

Dividends Paid to Shareholders (Per Share)	$0.22	$0.22	$0.22	$0.22	$0.88

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

Report of Independent Registered Public Accounting Firm

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF UNITRIN, INC.

We have audited the accompanying consolidated balance sheets of Unitrin, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unitrin, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of recognizing and presenting other-than-temporary impairments in 2009.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 3, 2011

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

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

We, as management of the Company, are responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2010.

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

/S/ DONALD G. SOUTHWELL	/S/ DENNIS R. VIGNEAU
Donald G. Southwell	Dennis R. Vigneau
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

February 3, 2011

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

On February 1, 2011, the Compensation Committee of the Board of Directors approved new forms of award agreements for grants of stock options, restricted stock and annual and multi-year performance incentive awards to Unitrin’s executive officers, effective on the date of approval. Each of the new forms of agreement includes a “clawback” provision providing Unitrin with the contractual right of forfeiture or recoupment of compensation awarded under the agreement as may be required in connection with an accounting restatement or under such other circumstances as specified by law, SEC regulation or New York Stock Exchange requirement.

On February 1, 2011, Ann E. Ziegler, a member of the Board of Directors, informed the Nominating & Corporate Governance Committee that she will not be standing for re-election at the 2011 Annual Meeting of Shareholders on May 4, 2011. As a result, Ms. Ziegler’s service on the Board of Directors will end on May 4, 2011, the last day of the current term for directors.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the sections captioned “Election of Directors,” “Unitrin Executive Officers,” “Ownership of Unitrin Common Stock” and “Corporate Governance” in the Proxy Statement for Unitrin’s 2011 Annual Meeting of Shareholders. Unitrin plans to file such proxy statement within 120 days after December 31, 2010, the end of Unitrin’s fiscal year.

Unitrin’s code of ethics applicable to its chief executive officer, chief financial officer and principal accounting officer (“Code of Ethics for Senior Financial Executives”) is posted in the “Governance” section of Unitrin’s website, unitrin.com. Unitrin also intends to disclose any future amendments to, and any waivers from (though none are anticipated), the Code of Ethics for Senior Financial Executives in the “Governance” section of its website.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the sections captioned “Executive Compensation,” “Executive Officer Compensation and Benefits,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement for Unitrin’s 2011 Annual Meeting of Shareholders. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the table below and incorporated herein by reference to the section captioned “Ownership of Unitrin Common Stock” in the Proxy Statement for Unitrin’s 2011 Annual Meeting of Shareholders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs (1)
Equity Compensation Plans Approved by Security Holders	4,004,546	42.34	2,361,710
Equity Compensation Plans Not Approved by Security Holders	–	–	–

Total	4,004,546	42.34	2,361,710

(1)	In addition to shares available for issuance under the Company’s three stock option plans, this number includes 610,775 shares of restricted stock available for issuance under the Company’s 2005 Restricted Stock and Restricted Stock Unit Plan of which up to 110,725 shares were reserved for future grant under outstanding performance-based restricted stock awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the sections captioned “Related Person Transactions” and “Director Independence” in the Proxy Statement for Unitrin’s 2011 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the section captioned “Independent Registered Public Accountant” in the Proxy Statement for Unitrin’s 2011 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report

1.	Financial Statements. The consolidated balance sheets of Unitrin and subsidiaries as of December 31, 2010 and 2009, and the consolidated statements of operations, cash flows and shareholders’ equity and comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008, together with the notes thereto and the report of Deloitte & Touche LLP thereon appearing in Item 8 are included in this 2010 Annual Report.

2.	Financial Statement Schedules. The following five financial statement schedules are included on the pages immediately following the signature pages hereof. Schedules not listed here have been omitted because they are not applicable or not material or the required information is included in the Consolidated Financial Statements.

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

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.1 through 10.22 relate to compensatory plans incorporated by reference as exhibits hereto pursuant to Item 15(b) of Form 10-K.

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Unitrin’s Annual Report on Form 10-K filed February 4, 2008.)

3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to Unitrin’s Current Report on Form 8-K filed November 5, 2010.)

4.1	Rights Agreement between Unitrin, Inc. and Computershare Trust Company, N.A. as successor Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, dated as of August 4, 2004 and amended May 4, 2006 and October 9, 2006. (Incorporated herein by reference to Exhibit 4.1 to Unitrin’s Quarterly Report on Form 10-Q filed August 3, 2009.)

4.2	Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.1 to Unitrin’s Current Report on Form 8-K filed May 14, 2007.)

4.3	Officer’s Certificate, including form of Senior Note with respect to Unitrin’s 6.00% Senior Notes due May 15, 2017 (Incorporated herein by reference to Exhibit 4.2 to Unitrin’s Current Report on Form 8-K filed May 14, 2007.)

4.4	Officers’ Certificate, including the form of Senior Note with respect to Unitrin’s 6.00% Senior Notes due November 30, 2015 (Incorporated herein by reference to Exhibit 4.2 to Unitrin’s Current Report on Form 8-K filed November 24, 2010.)

10.1	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.2 to Unitrin’s Annual Report on Form 10-K filed February 4, 2009.)

10.2	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated effective February 1, 2006 (Incorporated herein by reference to Exhibit 10.3 to Unitrin’s Current Report on Form 8-K filed February 6, 2006.)

10.3	Unitrin, Inc. 2002 Stock Option Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.4 to Unitrin’s Annual Report on Form 10-K filed February 4, 2009.)

10.4	2005 Restricted Stock and Restricted Stock Unit Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.5 to Unitrin’s Annual Report on Form 10-K filed February 4, 2009.)

10.5	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.6 to Unitrin’s Current Report on Form 8-K filed February 6, 2006.)

10.6	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.7 to Unitrin’s Annual Report on Form 10-K filed February 4, 2009.)

10.7	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 1997 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.7 to Unitrin’s Current Report on Form 8-K filed February 6, 2006.)

10.8	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.8 to Unitrin’s Current Report on Form 8-K filed February 6, 2006.)

10.9	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2011.

10.10	Form of Time-Vested Restricted Stock Award Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 1, 2011.

10.11	Form of Performance-Based Restricted Stock Award Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 1, 2011.

10.12	Unitrin, Inc. Pension Equalization Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.12 to Unitrin’s Annual Report on Form 10-K filed February 4, 2009.)

10.13	Unitrin, Inc. Defined Contribution Supplemental Retirement Plan, effective January 1, 2008 (Incorporated herein by reference to Exhibit 10.13 to Unitrin’s Annual Report on Form 10-K filed February 4, 2009.)

10.14	Unitrin, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.14 to Unitrin’s Annual Report on Form 10-K filed February 4, 2009) and Amendment No. 1 thereto, dated December 22, 2010 filed herewith.

10.15	Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.11 to Unitrin’s Current Report on Form 8-K filed December 12, 2008), with the following executive officers:

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

Edward J. Konar (Vice President)

Christopher L. Moses (Vice President and Treasurer)

Scott Renwick (Senior Vice President, General Counsel and Secretary)

Richard Roeske (Vice President and Chief Accounting Officer)

Dennis J. Sandelski (Vice President - Tax)

Frank J. Sodaro (Vice President – Planning and Analysis)

Dennis R. Vigneau (Senior Vice President and Chief Financial Officer)

Each of the foregoing agreements is identical except that the severance compensation multiple is 3.0 for Mr. Southwell and 2.0 for the other executive officers.

10.16	Unitrin, Inc. Severance Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.16 to Unitrin’s Annual Report on Form 10-K filed February 4, 2009.)

10.17	Unitrin, Inc. 2009 Performance Incentive Plan, effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed February 9, 2009.)

10.18	Form of Annual Incentive Award Agreement under the Unitrin, Inc. 2009 Performance Incentive Plan, as of February 1, 2011.

10.19	Form of Multi-Year Incentive Award Agreement under the Unitrin, Inc. 2009 Performance Incentive Plan, as of February 1, 2011.

10.20	Unitrin is a party to individual Indemnification and Expense Advancement Agreements (the form of which is incorporated herein by reference to Exhibit 99.01 to Unitrin’s Current Report on Form 8-K filed March 27, 2009) with each of its directors.

10.21	Agreement, dated August 6, 2010, with Richard Roeske, Vice President and Chief Accounting Officer(Incorporated herein by reference to Exhibit 10.21 to Unitrin’s Quarterly Report on Form 10-Q filed November 1, 2010.)

10.22	Agreement, dated August 20, 2010, with Eric J. Draut, former Executive Vice President and Chief Financial Officer (Incorporated herein by reference to Exhibit 10.01 to Unitrin’s Current Report on Form 8-K filed August 20, 2010.)

10.23	Credit Agreement, dated as of October 30, 2009, by and among Unitrin, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender, and JPMorgan Chase Bank, N.A., as syndication agent. (Incorporated by reference to Exhibit 10.21 to Unitrin’s Quarterly report on Form 10-Q filed November 2, 2009.)

12	Ratios of Earnings to Fixed Charges

21	Subsidiaries of Unitrin, Inc.

23	Consent of Deloitte & Touche LLP

24	Power of Attorney (included on the signature page hereof)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K.)

101.1	XBRL Instance

101.2	XBRL Taxonomy Extension Schema Document

101.3	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	XBRL Taxonomy Extension Label Linkbase Document

101.5	XBRL Taxonomy Extension Presentation Linkbase Document

101.6	XBRL Taxonomy Extension Definition Linkbase Document

(b)	Exhibits. Included in Item 15(a)3 above

(c)	Financial Statement Schedules. Included in Item 15(a)2 above

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints each of Donald G. Southwell, Chairman, President and Chief Executive Officer, Dennis R. Vigneau, Senior Vice President and Chief Financial Officer, and Scott Renwick, Senior Vice President, General Counsel and Secretary, so long as such individual remains an executive officer of Unitrin, Inc., his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the SEC, any and all amendments to this 2010 Annual Report of Unitrin, Inc., together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Unitrin, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the SEC in respect thereof, which amendments may make such other changes in the 2010 Annual Report as the aforesaid attorney-in-fact executing the same deems appropriate.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Unitrin, Inc. has duly caused this 2010 Annual Report on Form 10-K for the fiscal year ended December 31, 2010 to be signed on its behalf by the undersigned, thereunto duly authorized, on February 3, 2011.

UNITRIN, INC. (Registrant)

By:	/S/ DONALD G. SOUTHWELL
Donald G. Southwell
Chairman, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Unitrin, Inc. in the capacities indicated on February 3, 2011.

Signature	Title

/S/ DONALD G. SOUTHWELL Donald G. Southwell	Chairman, President, Chief Executive Officer and Director (principal executive officer)

/S/ DENNIS R. VIGNEAU Dennis R. Vigneau	Senior Vice President and Chief Financial Officer (principal financial officer)

/S/ RICHARD ROESKE Richard Roeske	Vice President and Chief Accounting Officer (principal accounting officer)

/S/ JAMES E. ANNABLE James E. Annable	Director

/S/ DOUGLAS G. GEOGA Douglas G. Geoga	Director

/S/ REUBEN L. HEDLUND Reuben L. Hedlund	Director

/S/ JULIE M. HOWARD Julie M. Howard	Director

Signature	Title

/S/ WAYNE KAUTH Wayne Kauth	Director

/S/ DAVID P. STORCH David P. Storch	Director

/S/ RICHARD C. VIE Richard C. Vie	Director

SCHEDULE I

UNITRIN, INC. AND SUBSIDIARIES

INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2010

(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$508.6	$536.9	$536.9
States and Political Subdivisions	1,760.0	1,792.8	1,792.8
Corporate Securities:
Other Bonds and Notes	1,888.8	2,057.3	2,057.3
Redeemable Preferred Stocks	83.4	88.3	88.3

Total Investments in Fixed Maturities	4,240.8	4,475.3	4,475.3

Equity Securities:
Preferred Stocks	114.4	125.1	125.1
Common Stocks	199.5	270.9	270.9
Other Equity Interests	135.3	154.4	154.4

Total Investments in Equity Securities	449.2	550.4	550.4

Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	328.0	XXX.X	328.0
Loans, Real Estate and Other Investments	494.2	XXX.X	494.2
Short-term Investments	402.9	XXX.X	402.9

Total Investments	$5,915.1		$6,250.8

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHI-1

SCHEDULE II

UNITRIN, INC.

PARENT COMPANY BALANCE SHEETS

December 31, 2010 and 2009

(Dollars in Millions)

	December 31, 2010	December 31, 2009
ASSETS
Investments in Subsidiaries	$2,840.0	$2,551.1
Notes Receivable from Subsidiary, 10.00% Due 2010	–	20.0
Fixed Maturities at Fair Value (Cost: 2010 – $13.1)	13.2	–
Equity Securities at Fair Value (Cost: 2010 – $5.0; 2009 – $4.6)	5.1	4.5
Short-term Investments	41.8	52.3
Cash	0.4	35.6
Other Receivables	6.4	3.3
Deferred Income Taxes	58.2	60.2
Other Assets	6.7	2.3

Total Assets	$2,971.8	$2,729.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior Notes Payable, 6.00% due 2017 (Fair Value: 2010 – $366.2; 2009 – $329.3)	$356.3	$355.9
Senior Notes Payable, 6.00% due 2015 (Fair Value: 2010 – $256.1)	247.8	–
Senior Notes Payable, 4.875% due 2010 (Fair Value: 2009 – $199.1)	–	199.7
Liabilities for Income Taxes	84.3	108.3
Liabilities for Benefit Plans	162.3	142.3
Accrued Expenses and Other Liabilities	7.7	5.5

Total Liabilities	858.4	811.7

Shareholders’ Equity:
Common Stock	6.1	6.2
Additional Paid-in Capital	751.1	765.9
Retained Earnings	1,198.8	1,086.7
Accumulated Other Comprehensive Income	157.4	58.8

Total Shareholders’ Equity	2,113.4	1,917.6

Total Liabilities and Shareholders’ Equity	$2,971.8	$2,729.3

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-1

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in Millions)

	Years Ended December 31,
	2010	2009	2008
Net Investment Income	$1.7	$2.2	$8.0
Net Realized Gains (Losses) on Sales of Investments	0.5	1.4	(12.9)

Total Revenues	2.2	3.6	(4.9)

Interest Expense	34.1	33.2	33.5
Other Operating (Income) Expenses	4.3	(0.4)	(4.8)

Total Operating Expenses	38.4	32.8	28.7

Loss before Income Taxes and Equity in Net Income (Loss) of Subsidiaries	(36.2)	(29.2)	(33.6)
Income Tax Benefit	13.0	10.4	13.0

Loss before Equity in Net Income (Loss) of Subsidiaries	(23.2)	(18.8)	(20.6)
Equity in Net Income (Loss) of Subsidiaries	207.8	183.5	(9.0)

Net Income (Loss)	$184.6	$164.7	$(29.6)

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-2

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in Millions)

	Years Ended December 31,
	2010	2009	2008
Operating Activities:
Net Income (Loss)	$184.6	$164.7	$(29.6)
Adjustment Required to Reconcile Net Income (Loss) to Net Cash Provided by Operations:
Equity in Net (Income) Loss of Subsidiaries	(207.8)	(183.5)	9.0
Cash Dividends from Subsidiaries	147.4	184.4	84.2
Cash Received for Benefit Plan from Subsidiary	–	41.2	–
Net Realized (Gains) Losses on Sales of Investments	–	(1.4)	12.9
Other, Net	(26.3)	(45.7)	(15.4)

Net Cash Provided by Operating Activities	97.9	159.7	61.1

Investing Activities:
Capital Contributed to Subsidiaries	(110.0)	(25.0)	(125.0)
Maturity of Note Receivable from Subsidiary	20.0	–	–
Acquisition of Business, Net of Cash Acquired	–	–	(95.4)
Purchases of Fixed Maturities	(13.1)	–	–
Sales of Common Stocks	–	0.6	296.4
Change in Short-term Investments	10.5	(42.4)	56.0

Net Cash Provided (Used) by Investing Activities	(92.6)	(66.8)	132.0

Financing Activities:
Notes Payable Proceeds:
Senior Notes Payable Issued	247.8	–	–
Revolving Credit Agreement	140.0	220.0	232.0
Notes Payable Payments:
Senior Notes Payable Repaid	(200.0)	–	–
Revolving Credit Agreement	(140.0)	(220.0)	(232.0)
Cash Dividends Paid	(54.6)	(66.6)	(118.4)
Common Stock Repurchases	(34.4)	–	(69.0)
Exercise of Stock Options	0.5	–	1.6
Excess Tax Benefits on Share Based Awards	0.2	0.1	0.2

Net Cash Used by Financing Activities	(40.5)	(66.5)	(185.6)

Increase (Decrease) in Cash	(35.2)	26.4	7.5
Cash, Beginning of Year	35.6	9.2	1.7

Cash, End of Year	$0.4	$35.6	$9.2

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-3

UNITRIN, INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in Millions)

	Years Ended December 31,
	2010	2009	2008
Net Income (Loss)	$184.6	$164.7	$(29.6)
Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Year:
Securities Held by Subsidiaries	195.7	207.3	(584.9)
Securities Held by Parent	0.1	0.2	(97.1)
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	(18.8)	27.1	77.6
Securities Held by Parent	–	(0.3)	10.8

Unrealized Holding Gains (Losses)	177.0	234.3	(593.6)

Unrecognized Postretirement Benefit Costs Arising During the Year	(27.9)	31.2	(73.4)
Amortization of Unrecognized Postretirement Benefit Costs	1.2	(1.9)	(2.3)

Net Unrecognized Postretirement Benefit Costs	(26.7)	29.3	(75.7)

Foreign Currency Translation Adjustments	(2.6)	1.7	(2.0)
Reclassification Adjustment for Amounts Included in Net Income	2.1	(0.1)	–

Foreign Currency Translation Adjustments	(0.5)	1.6	(2.0)

Equity in Other Comprehensive Income (Loss) of Subsidiary	2.9	(2.2)	2.5

Other Comprehensive Income (Loss) before Income Taxes	152.7	263.0	(668.8)

Income Tax Benefit (Expense):
Unrealized Holding Gains (Losses) Arising During the Year:
Securities Held by Subsidiaries	(69.2)	(73.2)	205.9
Securities Held by Parent	–	(0.1)	34.0
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	6.6	(9.5)	(27.1)
Securities Held by Parent	–	0.1	(3.8)

Unrealized Holding Gains (Losses)	(62.6)	(82.7)	209.0

Unrecognized Postretirement Benefit Costs Arising During the Year	9.8	(11.3)	26.5
Amortization of Unrecognized Postretirement Benefit Costs	(0.5)	0.6	0.6

Net Unrecognized Postretirement Benefit Costs	9.3	(10.7)	27.1

Foreign Currency Translation Adjustments	1.0	(0.6)	0.7
Reclassification Adjustment for Amounts Included in Net Income	(0.8)	–	–

Foreign Currency Translation Adjustments	0.2	(0.6)	0.7
Equity in Other Comprehensive Income (Loss) of Subsidiary	(1.0)	0.8	(0.9)

Income Tax Benefit (Expense)	(54.1)	(93.2)	235.9

Other Comprehensive Income (Loss)	98.6	169.8	(432.9)

Total Comprehensive Income (Loss)	$283.2	$334.5	$(462.5)

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-4

SCHEDULE III

UNITRIN, INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(Dollars in Millions)

	Year Ended December 31,								December 31,
	Premiums	Premiums Written		Other Income	Net Investment Income	Insurance Claims and Policy- holders’ Benefits	Amortization Of Deferred Policy Acquisition Costs	Other Insurance Expenses	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
2010
Kemper	$888.0		$872.2	$0.4	$52.8	$633.5	$157.7	$86.0	$73.7	$420.5	$426.9
Unitrin Specialty	474.9		457.2	0.6	24.8	383.0	67.7	25.0	19.9	250.8	141.1
Unitrin Direct	282.4		269.3	0.1	21.4	223.9	12.5	74.6	39.9	235.6	78.9
Life and Health (1)	644.1		N/A	0.2	214.3	406.8	62.3	220.7	391.7	3,084.5	31.7
Other	–		N/A	–	14.3	–	–	(31.0)	–	191.0	–

Total	$2,289.4	$	N/A	$1.3	$327.6	$1,647.2	$300.2	$375.3	$525.2	$4,182.4	$678.6

2009
Kemper	$931.8		$918.3	$0.4	$42.1	$627.8	$167.3	$93.0	$77.2	$422.7	$442.8
Unitrin Specialty	527.5		512.3	0.4	20.8	418.8	75.8	23.6	22.9	277.9	158.8
Unitrin Direct	345.6		320.3	0.9	18.5	269.1	6.1	100.9	42.9	247.0	91.9
Life and Health (1)	650.6		N/A	0.7	225.3	423.8	62.8	221.5	378.1	3,047.8	31.4
Other	–		N/A	0.1	16.0	–	–	(29.8)	–	243.9	–

Total	$2,455.5	$	N/A	$2.5	$322.7	$1,739.5	$312.0	$409.2	$521.1	$4,239.3	$724.9

2008
Kemper	$930.7		$946.8	$0.5	$19.1	$673.8	$166.7	$102.2
Unitrin Specialty	494.0		523.4	0.2	8.6	397.0	65.1	30.5
Unitrin Direct	290.5		286.7	0.4	4.6	246.7	7.5	93.8
Life and Health (1)	661.4		N/A	1.1	162.1	447.7	72.2	225.4
Other	–		N/A	1.9	18.5	–	–	(26.9)

Total	$2,376.6	$	N/A	$4.1	$212.9	$1,765.2	$311.5	$425.0

(1)	The Company’s Life and Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life and Health Insurance segment.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHIII-1

SCHEDULE IV

UNITRIN, INC.

REINSURANCE SCHEDULE

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2010:
Life Insurance in Force	$21,909.4	$695.3	$272.6	$21,486.7	1.3%

Premiums
Life Insurance	$396.1	$2.0	$2.7	$396.8	0.7%
Accident and Health Insurance	162.0	0.3	0.1	161.8	–
Property and Liability Insurance	1,729.5	41.6	42.9	1,730.8	2.5%

Total Premiums	$2,287.6	$43.9	$45.7	$2,289.4	2.0%

Year Ended December 31, 2009:
Life Insurance in Force	$21,903.5	$782.6	$288.9	$21,409.8	1.3%

Premiums
Life Insurance	$399.3	$2.7	$3.1	$399.7	0.8%
Accident and Health Insurance	159.1	0.1	0.2	159.2	–
Property and Liability Insurance	1,893.5	44.9	48.0	1,896.6	2.5%

Total Premiums	$2,451.9	$47.7	$51.3	$2,455.5	2.1%

Year Ended December 31, 2008:
Life Insurance in Force	$21,908.7	$847.4	$310.4	$21,371.7	1.5%

Premiums
Life Insurance	$398.3	$2.5	$2.7	$398.5	0.7%
Accident and Health Insurance	160.0	–	0.1	160.1	–
Property and Liability Insurance	1,800.6	46.6	64.0	1,818.0	3.5%

Total Premiums	$2,358.9	$49.1	66.8	$2,376.6	2.8%

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHIV-1

SCHEDULE VI

UNITRIN, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

(Dollars in Millions)

Affiliation	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount	Unearned Premiums	Earned Premiums	Net Investment Income	Claim and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
							Current Year	Prior Years
Year Ended December 31, 2010:
(a) Consolidated property casualty entities	$135.5	$1,118.7	$–	$649.4	$1,730.8	$100.4	$1,310.5	$(22.0)	$245.3	$1,336.5	$1,684.2

(b) Unconsolidated property casualty entities	$–	$–	$–	$–	$–	$–	$–	$(2.9)	$–	$42.4	$–

Year Ended December 31, 2009:
(a) Consolidated property casualty entities	$145.1	$1,211.3	$–	$696.8	$1,896.6	$83.3	$1,447.3	$(77.9)	$257.3	$1,461.2	$1,848.3

(b) Unconsolidated property casualty entities	$–	$–	$–	$–	$–	$–	$–	$(3.0)	$–	$50.1	$–

Year Ended December 31, 2008:
(a) Consolidated property casualty entities					$1,818.1	$33.7	$1,456.0	$(49.6)	$248.7	$1,382.5	$1,859.7

(b) Unconsolidated property casualty entities					$70.8	$6.7	$62.0	$(29.7)	$13.1	$110.5	$(12.3)

Amounts reported in (b) above represent amounts for Unitrin Business Insurance which is reported as a discontinued operation in the Company’s financial statements. The Company has no 50%-or-less-owned property and casualty equity investees. Accordingly, amounts for category (c) are omitted from the table.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHVI-1