Form 10-Q
period 2011-03-31
UNITRIN INC
filed 2011-05-04
CIK 860748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2011

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

60,452,971 shares of common stock, $0.10 par value, were outstanding as of May 2, 2011.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
Revenues:
Earned Premiums	$546.0	$581.5
Automobile Finance Revenues	15.5	30.6
Net Investment Income	81.6	80.8
Other Income	0.2	0.3
Net Realized Gains on Sales of Investments	14.5	4.5

Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(0.4)	(6.2)
Portion of Losses Recognized in Other Comprehensive Income	—	3.0

Net Impairment Losses Recognized in Earnings	(0.4)	(3.2)

Total Revenues	657.4	694.5

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	392.3	417.1
Insurance Expenses	161.9	168.5
Automobile Finance Expenses (Recoveries)	(2.9)	18.4
Interest Expense on Certificates of Deposits	7.1	7.9
Interest and Other Expenses	19.7	16.4

Total Expenses	578.1	628.3

Income from Continuing Operations before Income Taxes and Equity in Net Income of Investee	79.3	66.2
Income Tax Expense	(23.5)	(19.2)

Income from Continuing Operations before Equity in Net Income of Investee	55.8	47.0
Equity in Net Income of Investee	—	0.7

Income from Continuing Operations	55.8	47.7

Discontinued Operations:
Income (Loss) from Discontinued Operations before Income Taxes	(2.6)	0.8
Income Tax Benefit (Expense)	0.9	(0.3)

Income (Loss) from Discontinued Operations	(1.7)	0.5

Net Income	$54.1	$48.2

Income from Continuing Operations Per Unrestricted Share:
Basic	$0.92	$0.76

Diluted	$0.92	$0.76

Net Income Per Unrestricted Share:
Basic	$0.89	$0.77

Diluted	$0.89	$0.77

Dividends Paid to Shareholders Per Share	$0.24	$0.22

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2011 - $4,262.7; 2010 - $4,240.8)	$4,491.9	$4,475.3
Equity Securities at Fair Value (Cost: 2011 - $431.4; 2010 - $449.2)	511.7	550.4
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	326.0	328.0
Short-term Investments at Cost which Approximates Fair Value	415.8	402.9
Other Investments	496.0	494.2

Total Investments	6,241.4	6,250.8

Cash	77.5	117.2
Automobile Loan Receivables at Cost and Net of Reserve for Loan Losses (Fair Value: 2011 - $279.1; 2010 - $340.0)	278.1	337.6
Other Receivables	619.9	606.7
Deferred Policy Acquisition Costs	530.2	525.2
Goodwill	311.8	311.8
Current and Deferred Income Tax Assets	1.9	39.6
Other Assets	169.2	169.6

Total Assets	$8,230.0	$8,358.5

Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,073.6	$3,063.7
Property and Casualty	1,095.8	1,118.7

Total Insurance Reserves	4,169.4	4,182.4

Certificates of Deposits at Cost (Fair Value: 2011 - $180.1; 2010 - $336.6)	172.7	321.4
Unearned Premiums	680.4	678.6
Liabilities for Income Taxes	8.6	15.1
Notes Payable at Amortized Cost (Fair Value: 2011 - $646.0; 2010 - $628.0)	610.0	609.8
Accrued Expenses and Other Liabilities	472.4	437.8

Total Liabilities	6,113.5	6,245.1

Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 60,452,971 Shares Issued and Outstanding at March 31, 2011 and 61,066,587 Shares Issued and Outstanding at December 31, 2010	6.0	6.1
Paid-in Capital	743.3	751.1
Retained Earnings	1,225.6	1,198.8
Accumulated Other Comprehensive Income	141.6	157.4

Total Shareholders’ Equity	2,116.5	2,113.4

Total Liabilities and Shareholders’ Equity	$8,230.0	$8,358.5

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
Operating Activities:
Net Income	$54.1	$48.2
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(5.0)	(0.6)
Equity in Net Income of Investee before Taxes	—	(1.0)
Equity in Earnings of Equity Method Limited Liability Investments	(10.0)	(9.4)
Amortization of Investment Securities and Depreciation of Investment Real Estate	4.6	4.1
Net Realized Gains on Sales of Investments	(14.5)	(4.5)
Net Impairment Losses Recognized in Earnings	0.4	3.2
Provision for Loan Losses	(13.8)	2.9
Depreciation of Property and Equipment	3.4	3.0
Decrease (Increase) in Other Receivables	(13.4)	12.7
Decrease in Insurance Reserves	(13.4)	(22.9)
Increase (Decrease) in Unearned Premiums	1.8	(10.0)
Change in Income Taxes	39.5	(2.1)
Increase (Decrease) in Accrued Expenses and Other Liabilities	28.7	(4.5)
Other, Net	10.8	6.4

Net Cash Provided by Operating Activities	73.2	25.5

Investing Activities:
Sales and Maturities of Fixed Maturities	176.6	116.1
Purchases of Fixed Maturities	(197.7)	(141.5)
Sales of Equity Securities	37.3	5.9
Purchases of Equity Securities	(8.8)	(7.1)
Acquisition and Improvements of Investment Real Estate	(1.9)	(1.4)
Sales of Investment Real Estate	0.2	—
Return of Investment of Equity Method Limited Liability Investments	14.2	10.6
Acquisitions of Equity Method Limited Liability Investments	(2.3)	(15.0)
Decrease (Increase) in Short-term Investments	(12.9)	35.2
Receipts from Automobile Loan Receivables	73.6	103.5
Increase in Other Investments	(2.4)	(2.1)
Other, Net	(7.3)	(11.3)

Net Cash Provided by Investing Activities	68.6	92.9

Financing Activities:
Repayments of Certificates of Deposits	(149.1)	(88.4)
Common Stock Repurchases	(18.3)	—
Cash Dividends Paid to Shareholders	(14.7)	(13.7)
Cash Exercise of Stock Options	0.1	—
Excess Tax Benefits from Share-based Awards	0.1	—
Other, Net	0.4	0.9

Net Cash Used by Financing Activities	(181.5)	(101.2)

Increase (Decrease) in Cash	(39.7)	17.2
Cash, Beginning of Year	117.2	143.7

Cash, End of Period	$77.5	$160.9

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and include the accounts of Unitrin, Inc. (“Unitrin”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and are unaudited. All significant intercompany accounts and transactions have been eliminated. The Company accounts for its former Unitrin Business Insurance operations as discontinued operations. Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in Unitrin’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2010 (the “2010 Annual Report”).

Adoption of New Accounting Standards and Accounting Standards Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASUs”) to amend the authoritative literature in the FASB Accounting Standards Codification™ (“ASC”). The Company has not adopted any new accounting standards in 2011. There have been three ASUs issued in 2011 that amend the original text of ASC. None of the ASUs is expected to have a significant impact on the Company.

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

Note 2 - Investments

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2011 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$515.5	$26.1	$(0.3)	$541.3
States and Political Subdivisions	1,727.7	50.8	(16.4)	1,762.1
Corporate Securities:
Bonds and Notes	1,928.1	170.9	(8.0)	2,091.0
Redeemable Preferred Stocks	83.3	5.7	—	89.0
Mortgage and Asset-backed	8.1	1.6	(1.2)	8.5

Investments in Fixed Maturities	$4,262.7	$255.1	$(25.9)	$4,491.9

Included in the fair value of Mortgage and Asset-backed investments at March 31, 2011 are $5.1 million of collateralized debt obligations, $2.3 million of non-governmental residential mortgage-backed securities, $1.0 million of other asset-backed securities and $0.1 million of commercial mortgage-backed securities.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Investments (continued)

The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2010 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$508.6	$28.4	$(0.1)	$536.9
States and Political Subdivisions	1,760.0	53.5	(20.7)	1,792.8
Corporate Securities:
Bonds and Notes	1,880.3	178.8	(10.1)	2,049.0
Redeemable Preferred Stocks	83.4	4.9	—	88.3
Mortgage and Asset-backed	8.5	1.1	(1.3)	8.3

Investments in Fixed Maturities	$4,240.8	$266.7	$(32.2)	$4,475.3

Included in the fair value of Mortgage and Asset-backed investments at December 31, 2010 are $5.0 million of collateralized debt obligations, $1.9 million of non-governmental residential mortgage-backed securities, $1.2 million of other asset-backed securities and $0.2 million of commercial mortgage-backed securities.

The estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2011, by contractual maturity, were:

(Dollars in Millions)
Due in One Year or Less	$152.1
Due after One Year to Five Years	483.7
Due after Five Years to Ten Years	913.6
Due after Ten Years	2,651.0
Asset-backed Securities Not Due at a Single Maturity Date	291.5

Investments in Fixed Maturities	$4,491.9

The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at March 31, 2011 consisted of securities issued by the Government National Mortgage Association with a fair value of $249.1 million, securities issued by the Federal National Mortgage Association with a fair value of $32.7 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.2 million and securities of other issuers with a fair value of $8.5 million.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Investments (continued)

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at March 31, 2011 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$94.4	$5.3	$(0.1)	$99.6
Other Industries	19.6	5.8	(0.2)	25.2
Common Stocks:
Intermec	79.3	27.7	—	107.0
Manufacturing	63.4	13.7	(0.4)	76.7
Other Industries	37.7	7.6	(0.3)	45.0
Other Equity Interests:
Exchange Traded Funds	76.5	7.1	—	83.6
Limited Liability Companies and Limited Partnerships	60.5	15.3	(1.2)	74.6

Investments in Equity Securities	$431.4	$82.5	$(2.2)	$511.7

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2010 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$94.4	$3.5	$(0.2)	$97.7
Other Industries	20.0	7.6	(0.2)	27.4
Common Stocks:
Intermec	86.9	50.6	—	137.5
Manufacturing	75.3	14.6	(0.3)	89.6
Other Industries	37.3	6.6	(0.1)	43.8
Other Equity Interests:
Exchange Traded Funds	76.5	2.7	—	79.2
Limited Liability Companies and Limited Partnerships	58.8	17.6	(1.2)	75.2

Investments in Equity Securities	$449.2	$103.2	$(2.0)	$550.4

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Investments (continued)

An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at March 31, 2011 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$21.2	$(0.3)	$—	$—	$21.2	$(0.3)
States and Political Subdivisions	370.8	(13.6)	17.6	(2.8)	388.4	(16.4)
Corporate Securities:
Bonds and Notes	134.3	(3.1)	89.4	(4.9)	223.7	(8.0)
Redeemable Preferred Stocks	0.1	—	—	—	0.1	—
Mortgage and Asset-backed	0.1	—	4.6	(1.2)	4.7	(1.2)

Total Fixed Maturities	526.5	(17.0)	111.6	(8.9)	638.1	(25.9)

Preferred Stocks:
Finance, Insurance and Real Estate	—	—	2.8	(0.1)	2.8	(0.1)
Other Industries	2.6	(0.1)	2.4	(0.1)	5.0	(0.2)
Common Stocks:
Manufacturing	10.7	(0.4)	—	—	10.7	(0.4)
Other Industries	9.5	(0.3)	—	—	9.5	(0.3)
Other Equity Interests:
Limited Liability Companies and Limited Partnerships	—	—	7.0	(1.2)	7.0	(1.2)

Total Equity Securities	22.8	(0.8)	12.2	(1.4)	35.0	(2.2)

Total	$549.3	$(17.8)	$123.8	$(10.3)	$673.1	$(28.1)

Unrealized losses on fixed maturities, which the Company has determined to be temporary at March 31, 2011, were $25.9 million, of which $8.9 million is related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses related to securities for which the Company has recognized credit losses in earnings in the preceding table under either the heading “Less Than 12 Months” or the heading “12 Months or Longer.” Included in the preceding table under the heading “12 Months or Longer” are unrealized losses of $0.1 million related to securities for which the Company has previously recognized foreign currency losses in earnings. Investment-grade fixed maturity investments comprised $23.1 million and below-investment-grade fixed maturity investments comprised $2.8 million of the unrealized losses on investments in fixed maturities at March 31, 2011. Unrealized losses for below-investment-grade fixed maturities included unrealized losses totaling $0.1 million for one issuer that the Company previously recognized foreign currency impairment losses in earnings. For the other remaining below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 4% of the amortized cost basis of the investment. At March 31, 2011, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. The Company concluded that these impairments were temporary at March 31, 2011.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Investments (continued)

For equity securities, the Company considers various factors when determining whether a decline in the fair value is other than temporary, including, but not limited to:

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

The vast majority of the Company’s preferred stocks in an unrealized loss position at March 31, 2011 are perpetual preferred stocks of financial institutions and public utilities. The Company considers the debt-like characteristics of perpetual preferred stocks along with issuer ratings when evaluating impairment. All such preferred stocks paid dividends at the stated dividend rate during the twelve-month period preceding the evaluation date. The Company concluded that the declines in the fair values of these perpetual preferred stocks were temporary in nature, largely driven by market conditions, and since the Company intends to hold the securities until recovery, these investments were not considered to be other-than-temporarily impaired at March 31, 2011. The Company concluded that the unrealized losses on its investments in common stocks at March 31, 2011 were temporary based on the relative short length and magnitude of the losses. The Company’s investments in other equity interests are investments in limited liability partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. By the nature of their underlying investments, the Company believes that its investments in the limited liability partnerships also exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities were temporary at March 31, 2011.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Investments (continued)

An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2010 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$18.5	$(0.1)	$0.1	$—	$18.6	$(0.1)
States and Political Subdivisions	455.6	(16.9)	16.5	(3.8)	472.1	(20.7)
Corporate Securities:
Bonds and Notes	123.0	(3.7)	87.8	(6.4)	210.8	(10.1)
Redeemable Preferred Stocks	0.7	—	—	—	0.7	—
Mortgage and Asset-backed	—	—	4.6	(1.3)	4.6	(1.3)

Total Fixed Maturities	597.8	(20.7)	109.0	(11.5)	706.8	(32.2)

Preferred Stocks:
Finance, Insurance and Real Estate	3.0	—	2.6	(0.2)	5.6	(0.2)
Other Industries	0.7	(0.1)	2.8	(0.1)	3.5	(0.2)
Common Stocks:
Manufacturing	7.9	(0.3)	1.7	—	9.6	(0.3)
Other Industries	6.3	(0.1)	—	—	6.3	(0.1)
Other Equity Interests:
Limited Liability Companies and Limited Partnerships	2.2	(0.3)	6.1	(0.9)	8.3	(1.2)

Total Equity Securities	20.1	(0.8)	13.2	(1.2)	33.3	(2.0)

Total	$617.9	$(21.5)	$122.2	$(12.7)	$740.1	$(34.2)

Unrealized losses on fixed maturities, which the Company determined to be temporary at December 31, 2010, were $32.2 million, of which $11.5 million is related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at December 31, 2010 related to securities for which the Company has recognized credit losses in earnings in the preceding table under either the heading “Less Than 12 Months” or the heading “12 Months or Longer.” Included in the preceding table under the heading “12 Months or Longer” are unrealized losses of $0.1 million at December 31, 2010 related to securities for which the Company has recognized foreign currency losses in earnings. Investment-grade fixed maturity investments comprised $28.1 million and below-investment-grade fixed maturity investments comprised $4.1 million of the unrealized losses on investments in fixed maturities at December 31, 2010. Unrealized losses for below-investment-grade fixed maturities included unrealized losses totaling $0.1 million for one issuer that the Company recognized foreign currency impairment losses in earnings for the year ended December 31, 2010. For the other remaining below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 4% of the amortized cost basis of the investment. At December 31, 2010, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. The Company concluded that these impairments were temporary at December 31, 2010.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Investments (continued)

The vast majority of the Company’s preferred stocks in an unrealized loss position at December 31, 2010 are perpetual preferred stocks of financial institutions and public utilities. The Company considers the debt-like characteristics of perpetual preferred stocks along with issuer ratings when evaluating impairment. All such preferred stocks paid dividends at the stated dividend rate during the twelve-month period preceding the evaluation date. The Company concluded that the declines in the fair values of these perpetual preferred stocks were temporary in nature, largely driven by market conditions, and since the Company intends to hold the securities until recovery, these investments were not considered to be other-than-temporarily impaired at December 31, 2010. The Company concluded that the unrealized losses on its investments in common stocks at December 31, 2010 were temporary based on the relative short length and magnitude of the losses. The Company’s investments in other equity interests are investments in limited liability partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. By the nature of their underlying investments, the Company believes that its investments in the limited liability partnerships also exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for impairment. Based on evaluations of the factors described above that the Company considers when determining whether a decline in the fair value of an investment in equity securities is other than temporary, the Company concluded that the declines in the fair values of the Company’s investments in equity securities were temporary at December 31, 2010.

The following table sets forth the pre-tax amount of other-than-temporary-impairment (“OTTI”) credit losses, recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of the dates indicated, for which a portion of the OTTI loss has been recognized in Accumulated Other Comprehensive Income, and the corresponding changes in such amounts.

	Three Months Ended March 31,
(Dollars in Millions)	2011	2010
Balance at Beginning of Period	$2.4	$3.7
Additions for Previously Unrecognized OTTI Credit Losses	—	3.1
Increases to Previously Recognized OTTI Credit Losses	—	0.1
Reductions to Previously Recognized OTTI Credit Losses	(0.1)	(1.3)

Balance at End of Period	$2.3	$5.6

The carrying values of the Company’s Other Investments at March 31, 2011 and December 31, 2010 were:

(Dollars in Millions)	March 31, 2011	Dec. 31, 2010
Loans to Policyholders at Unpaid Principal	$240.7	$238.4
Real Estate at Depreciated Cost	249.3	249.9
Trading Securities	5.2	5.1
Other	0.8	0.8

Total	$496.0	$494.2

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Automobile Loan Receivables

Automobile Loan Receivables consists of sub-prime loans, which are secured by automobiles, to residents of California and other western and midwestern states. Automobile Loan Receivables is stated net of unearned discount, loan fees and reserve for loan losses. The maximum original term for Sales Contracts and Loans at March 31, 2011 is approximately 72 months. The maximum remaining term of Sales Contracts and Loans at March 31, 2011 is approximately 50 months. There were no sales contracts originated in 2011 or 2010.

The components of Automobile Loan Receivables at March 31, 2011 and December 31, 2010 were:

(Dollars in Millions)	March 31, 2011	Dec. 31, 2010
Sales Contracts and Loans Receivable	$311.3	$382.9
Unearned Discounts and Deferred Fees	(1.1)	(1.6)

Net Automobile Loan Receivables Outstanding	310.2	381.3
Reserve for Loan Losses	(32.1)	(43.7)

Automobile Loan Receivables	$278.1	$337.6

Activity in the Reserve for Loan Losses for the three months ended March 31, 2011 and 2010 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2011	March 31, 2010
Reserve for Loan Losses - Beginning of Period	$43.7	$83.3
Provision for Loan Losses	(13.8)	2.9
Net Recovery (Charge-off):
Automobile Loan Receivables Charged Off	(9.8)	(22.4)
Automobile Loan Receivables Recovered	12.0	10.9

Net Recovery (Charge-off)	2.2	(11.5)

Reserve for Loan Losses - End of Period	$32.1	$74.7

The Company used several quality indicators, including, but not limited to, Fair Isaac Corporation (“FICO”) credit scores, loan-to-value (“LTV”) ratios and residency of customers to underwrite its automobile loans and uses these indicators to monitor its automobile loan portfolio. The FICO score is a measure of the creditworthiness of a borrower. A lower FICO score, compared to a higher FICO score, represents a higher likelihood of default. The LTV ratio is a measure of the value of a loan to the value of the collateral at the time a loan is originated. In the event of default, loans with higher initial LTV ratios are more likely to result in greater charge-off, compared to loans with lower initial LTV ratios, because a greater portion of the loan is unsecured. Economic conditions may vary by state and impact the ability of borrowers to repay their loans. For example, the unemployment rate in the state of California has been higher than the national average for the past several years. The Company does not update the initial quality indicators periodically, but rather monitors changes in the mix of its automobile loan portfolio by such quality indicators to assess whether or not its historical charge-off and recovery patterns used to estimate future charge-offs and recoveries should be adjusted.

Automobile Loan Receivables outstanding at March 31, 2011 and December 31, 2010 by initial FICO score were:

	March 31, 2011	Dec. 31, 2010
Score Lower than 580	38.4%	38.9%
Score Greater than or Equal to 580 and Lower than 620	29.8%	29.6%
Score Greater than or Equal to 620	31.8%	31.5%

Total	100.0%	100.0%

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Automobile Loan Receivables (continued)

Automobile Loan Receivables outstanding at March 31, 2011 and December 31, 2010 by initial LTV ratio were:

	March 31, 2011	Dec. 31, 2010
LTV Ratio Lower than 100%	21.6%	21.4%
LTV Ratio Greater than or Equal to 100% and Lower than 120%	47.7%	47.7%
LTV Ratio Greater than 120%	30.7%	30.9%

Total	100.0%	100.0%

Approximately two-thirds of Fireside Bank’s automobile loan portfolio was concentrated in loans to borrowers residing in California at both March 31, 2011 and December 31, 2010.

Note 4 - Property and Casualty Insurance Reserves

Property and Casualty Insurance Reserve activity for the three months ended March 31, 2011 and 2010 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2011	March 31, 2010
Property and Casualty Insurance Reserves -
Gross of Reinsurance at Beginning of Year	$1,118.7	$1,211.3
Less Reinsurance Recoverables at Beginning of Year	78.1	77.4

Property and Casualty Insurance Reserves -
Net of Reinsurance at Beginning of Year	1,040.6	1,133.9

Incurred Losses and LAE Related to:
Current Year - Continuing Operations	309.0	331.3
Prior Years:
Continuing Operations	(3.9)	(10.7)
Discontinued Operations	2.2	(0.8)

Total Incurred Losses and LAE Related to Prior Years	(1.7)	(11.5)

Total Incurred Losses and LAE	307.3	319.8

Paid Losses and LAE Related to:
Current Year - Continuing Operations	134.0	137.6
Prior Years:
Continuing Operations	189.4	203.4
Discontinued Operations	12.3	13.7

Total Paid Losses and LAE Related to Prior Years	201.7	217.1

Total Paid Losses and LAE	335.7	354.7

Property and Casualty Insurance Reserves -
Net of Reinsurance at End of Period	1,012.2	1,099.0
Plus Reinsurance Recoverable at End of Period	83.6	71.7

Property and Casualty Insurance Reserves -
Gross of Reinsurance at End of Period	$1,095.8	$1,170.7

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Property and Casualty Insurance Reserves (continued)

For the three months ended March 31, 2011, the Company reduced its property and casualty insurance reserves by $1.7 million to recognize favorable development of losses and loss adjustment expenses (“LAE”) from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $2.9 million and commercial lines insurance losses and LAE reserves developed adversely by $1.2 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2010 and 2008 accident years.

For the three months ended March 31, 2010, the Company reduced its property and casualty insurance reserves by $11.5 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $11.0 million and commercial lines insurance losses and LAE reserves developed favorably by $0.5 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2009, 2008 and 2007 accident years.

The Company cannot predict whether losses and LAE will develop favorably or unfavorably from the amounts reported in the Company’s Condensed Consolidated Financial Statements. The Company believes that any such development will not have a material effect on the Company’s consolidated shareholders’ equity, but could have a material effect on the Company’s consolidated financial results for a given period.

Note 5 - Certificates of Deposits

In the first quarter of 2011, Fireside Bank paid $0.6 million in incentives, in lieu of future interest, to certificate holders to voluntarily close their accounts in advance of their scheduled maturity dates. Fireside Bank redeemed $12.4 million of certificates of deposits in connection with such incentive offers.

In the first quarter of 2011, Fireside Bank also paid $85.2 million, plus $3.6 million of future interest payable through the respective maturity dates, to redeem and close certain certificates of deposits. In April 2011, Fireside Bank paid $172.7 million, plus future interest payable of $6.9 million through the respective maturity dates, to redeem and close all certificates of deposits that remained outstanding at March 31, 2011.

Note 6 - Long-term Equity-based Compensation Plans

Unitrin has adopted a number of long-term equity-based compensation plans to attract, motivate and retain key employees and/or directors of the Company. Share-based compensation expense for all of the Company’s long-term equity-based compensation plans was $1.3 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively. Total unamortized compensation expense related to nonvested awards of such plans at March 31, 2011 was $8.8 million, which is expected to be recognized over a weighted-average period of 1.6 years.

At March 31, 2011, the Company had three stock option plans, all of which have been approved by Unitrin’s shareholders. The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The assumptions used in the Black-Scholes pricing model for options granted during the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
Range of Valuation Assumptions	2011	2010
Expected Volatility	41.34% - 55.16%	40.55% - 50.51%
Risk-free Interest Rate	1.30% - 2.87%	1.91% - 3.20%
Expected Dividend Yield	3.38%	3.33% - 3.39%

Weighted-Average Expected Life
Employee Grants	3.5 - 7 Years	4 - 7 Years
Director Grants	NA	6 Years

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Long-term Equity-based Compensation Plans (continued)

Option and stock appreciation right activity for the three months ended March 31, 2011 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	4,004,546	$42.34
Granted	276,750	27.89
Exercised	(8,000)	16.48
Forfeited or Expired	(101,870)	48.06

Outstanding at March 31, 2011	4,171,426	$41.29	4.38	$7.5

Vested and Expected to Vest at March 31, 2011	4,134,607	$41.42	4.33	$7.3

Exercisable at March 31, 2011	3,416,550	$44.80	3.36	$2.8

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2011 and 2010 were $9.06 per option and $7.60 per option, respectively. Total intrinsic value of stock options exercised was $0.1 million for the three months ended March 31, 2011. Cash received from option exercises and the total tax benefits realized for tax deductions from option exercises were insignificant for the three months ended March 31, 2011. No options were exercised during the three months ended March 31, 2010.

In addition to the stock option plans, the Company had a restricted stock plan, which has been approved by Unitrin’s shareholders. Under this plan, restricted stock and restricted stock units may be granted to eligible employees. Recipients of restricted stock are entitled to full dividend and voting rights on the same basis as all other outstanding shares of Unitrin common stock, and all awards are subject to forfeiture until certain restrictions have lapsed. From inception of the plan through March 31, 2011, 717,175 shares of restricted stock having a weighted-average grant-date fair value of $34.40 per share had been awarded, of which 135,517 shares were forfeited and 75,721 shares were tendered to satisfy tax withholding obligations. As of March 31, 2011, there were 494,063 common shares available for future grants under the restricted stock plan, of which 176,200 were reserved for future grants under outstanding performance-based restricted stock awards if performance levels exceed “target” levels.

The grant-date fair values of time-based restricted stock awards are determined using the closing price of Unitrin common stock on the date of grant. The grant-date fair values of the performance-based restricted stock awards are determined using the Monte Carlo simulation method.

Activity related to nonvested restricted stock for the three months ended March 31, 2011 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	218,156	$23.72
Granted	117,075	34.57
Forfeited	(363)	20.97

Nonvested Balance at March 31, 2011	334,868	$27.52

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Long-term Equity-based Compensation Plans (continued)

Restricted stock granted during the three months ended March 31, 2011 includes 51,600 shares of time-vested restricted stock and 65,475 shares of performance-based restricted stock. The nonvested balance of restricted stock at March 31, 2011 was comprised of 158,668 shares of time-vested restricted stock and 176,200 shares of performance-based restricted stock. The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based shares was 176,200 shares at March 31, 2011. No restricted stock vested during the three months ended March 31, 2011. The total fair value of restricted stock that vested during the three months ended March 31, 2010 and the tax benefits for tax deductions realized from the vesting of such restricted stock was insignificant.

Note 7 - Restructuring Expenses

Activity related to restructuring costs for the three months ended March 31, 2011 is presented below:

(Dollars in Millions)	Fireside Bank	Unitrin Direct	All Other Segments	Total
Liability at Beginning of Year:
Employee Termination Costs	$5.7	$0.6	$—	$6.3
Early Lease Termination Costs	—	0.1	—	0.1

Liability at Beginning of Year	5.7	0.7	—	6.4

Expenses Incurred:
Employee Termination Costs	1.7	0.5	0.4	2.6
Early Lease Termination Costs	—	—	—	—

Total Expenses Incurred	1.7	0.5	0.4	2.6

Payments of:
Employee Termination Costs	0.3	0.2	0.4	0.9
Early Lease Termination Costs	—	0.1	—	0.1

Total Payments	0.3	0.3	0.4	1.0

Liability at March 31, 2011:
Employee Termination Costs	7.1	0.9	—	8.0
Early Lease Termination Costs	—	—	—	—

Liability at March 31, 2011	$7.1	$0.9	$—	$8.0

Employee termination costs are accrued and recognized as expense over the employee’s expected service period. Unrecognized employee termination costs were $5.2 million at March 31, 2011, of which $2.5 million is expected to be expensed in the remainder of 2011 and $2.7 million is expected to be expensed in 2012 and thereafter.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Restructuring Expenses (continued)

Activity related to restructuring costs for the three months ended March 31, 2010 is presented below:

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

Liability at March 31, 2010:
Employee Termination Costs	3.5	0.8	0.2	4.5
Early Lease Termination Costs	—	0.6	—	0.6
Other Associated Costs	—	—	—	—

Liability at March 31, 2010	$3.5	$1.4	$0.2	$5.1

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Income from Continuing Operations Per Unrestricted Share

The Company’s awards of restricted stock contain a right to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
(Dollars in Millions)	2011	2010
Income from Continuing Operations	$55.8	$47.7
Less Income from Continuing Operations Attributed to Restricted Shares	0.2	0.2

Income from Continuing Operations Attributed to Unrestricted Shares	$55.6	$47.5
Dilutive Effect on Income of Unitrin Share-based Compensation Equivalent Shares	—	—

Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$55.6	$47.5

(Shares in Thousands)
Weighted-Average Unrestricted Shares Outstanding	60,677.5	62,154.8
Unitrin Share-based Compensation Equivalent Shares	104.4	81.3

Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	60,781.9	62,236.1

(Per Unrestricted Share in Whole Dollars)
Basic Income from Continuing Operations Per Unrestricted Share	$0.92	$0.76

Diluted Income from Continuing Operations Per Unrestricted Share	$0.92	$0.76

Options outstanding to purchase 3.5 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended March 31, 2011 because the exercise price exceeded the average market price. Options outstanding to purchase 4.5 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended March 31, 2010 because the exercise price exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Other Comprehensive Income (Loss) for the three months ended March 31, 2011 and 2010 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2011	March 31, 2010
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$(12.9)	$44.3
Reclassification Adjustment for Amounts Included in Net Income	(13.7)	(1.0)

Unrealized Holding Gains (Losses)	(26.6)	43.3

Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	0.4	(0.8)
Equity in Other Comprehensive Income (Loss) of Investee	—	(4.4)
Amortization of Unrecognized Postretirement Benefit Costs	1.9	—

Other Comprehensive Income (Loss) Before Income Taxes	(24.3)	38.1

Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	4.5	(15.8)
Reclassification Adjustment for Amounts Included in Net Income	4.8	0.3

Unrealized Holding Gains and Losses	9.3	(15.5)

Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	(0.1)	0.3
Equity in Other Comprehensive Income of Investee	—	1.5
Amortization of Unrecognized Postretirement Benefit Costs	(0.7)	—

Income Tax Benefit (Expense)	8.5	(13.7)

Other Comprehensive Income (Loss)	$(15.8)	$24.4

Total Comprehensive Income was $38.3 million for the three months ended March 31, 2011. Total Comprehensive Income was $72.6 million for the three months ended March 31, 2010.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)

The components of Accumulated Other Comprehensive Income at March 31, 2011 and December 31, 2010 were:

(Dollars in Millions)	March 31, 2011	Dec. 31, 2010
Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$1.4	$0.8
Other Unrealized Gains on Investments	198.9	216.8
Foreign Currency Translation Adjustments, Net of Income Taxes	(0.3)	(0.6)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(58.4)	(59.6)

Accumulated Other Comprehensive Income	$141.6	$157.4

Note 10 - Income Taxes

Current and Deferred Income Tax Assets at March 31, 2011 and December 31, 2010 were:

(Dollars in Millions)	March 31, 2011	Dec. 31, 2010
Current Income Tax Assets	$—	$39.3
Deferred Income Tax Assets	9.8	9.4
Valuation Allowance for State Income Taxes	(7.9)	(9.1)

Current and Deferred Income Tax Assets	$1.9	$39.6

The components of Liabilities for Income Taxes at March 31, 2011 and December 31, 2010 were:

(Dollars in Millions)	March 31, 2011	Dec. 31, 2010
Current Income Tax Liabilities	$1.1	$—
Deferred Income Tax Liabilities	—	7.3
Unrecognized Tax Benefits	7.5	7.8

Liabilities for Income Taxes	$8.6	$15.1

Refunds, net of income taxes paid of $7.8 million, were $17.1 million for the three months ended March 31, 2011. Income taxes paid were $21.8 million for the three months ended March 31, 2010.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Pension Benefits and Postretirement Benefits Other Than Pensions

The components of Pension Expense for the three months ended March 31, 2011 and 2010 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2011	March 31, 2010
Service Cost on Benefits Earned	$2.6	$2.5
Interest Cost on Projected Benefit Obligation	5.7	5.5
Expected Return on Plan Assets	(6.1)	(5.9)
Net Amortization and Deferral	2.1	0.4

Total Pension Expense	$4.3	$2.5

The components of Postretirement Benefits Other than Pensions Expense for the three months ended March 31, 2011 and 2010 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2011	March 31, 2010
Interest Cost on Projected Benefit Obligation	$0.5	$0.5
Net Amortization and Deferral	(0.2)	(0.4)

Total Postretirement Benefits Other than Pensions Expense	$0.3	$0.1

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 - Business Segments

Segment Revenues for the three months ended March 31, 2011 and 2010 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2011	March 31, 2010
Revenues:
Kemper:
Earned Premiums	$211.9	$222.4
Net Investment Income	14.1	12.4
Other Income	0.1	0.1

Total Kemper	226.1	234.9

Unitrin Specialty:
Earned Premiums	112.4	122.4
Net Investment Income	6.3	6.1
Other Income	0.1	0.2

Total Unitrin Specialty	118.8	128.7

Unitrin Direct:
Earned Premiums	59.9	76.0
Net Investment Income	5.4	5.3

Total Unitrin Direct	65.3	81.3

Life and Health Insurance:
Earned Premiums	161.8	160.7
Net Investment Income	53.0	53.3

Total Life and Health Insurance	214.8	214.0

Fireside Bank:
Interest, Loan Fees and Earned Discounts	15.4	30.2
Other Automobile Finance Revenues	0.1	0.4

Automobile Finance Revenues	15.5	30.6
Net Investment Income	0.4	0.5

Total Fireside Bank	15.9	31.1

Total Segment Revenues	640.9	690.0

Net Realized Gains on Sales of Investments	14.5	4.5
Net Impairment Losses Recognized in Earnings	(0.4)	(3.2)
Other	2.4	3.2

Total Revenues	$657.4	$694.5

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 - Business Segments (continued)

Segment Operating Profit (Loss) for the three months ended March 31, 2011 and 2010 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2011	March 31, 2010
Segment Operating Profit (Loss):
Kemper	$14.2	$19.3
Unitrin Specialty	5.1	7.5
Unitrin Direct	(7.4)	(1.1)
Life and Health Insurance	50.8	40.5
Fireside Bank	11.7	4.8

Total Segment Operating Profit	74.4	71.0

Net Realized Gains on Sales of Investments	14.5	4.5
Net Impairment Losses Recognized in Earnings	(0.4)	(3.2)
Other Expense, Net	(9.2)	(6.1)

Income from Continuing Operations before Income Taxes and Equity in Net Income of Investee	$79.3	$66.2

Segment Net Income (Loss) for the three months ended March 31, 2011 and 2010 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2011	March 31, 2010
Segment Net Income (Loss):
Kemper	$11.3	$14.6
Unitrin Specialty	4.2	5.8
Unitrin Direct	(3.8)	0.1
Life and Health Insurance	32.7	26.4
Fireside Bank	8.0	3.0

Total Segment Net Income	52.4	49.9
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	9.4	2.9
Net Impairment Losses Recognized in Earnings	(0.3)	(2.1)
Other Expense, Net	(5.7)	(3.7)

Income from Continuing Operations before Equity in Net Income of Investee	55.8	47.0
Equity in Net Income of Investee	—	0.7

Income from Continuing Operations	$55.8	$47.7

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 - Business Segments (continued)

Earned Premiums by product line for the three months ended March 31, 2011 and 2010 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2011	March 31, 2010
Life	$99.4	$99.5
Accident and Health	41.2	39.9
Property and Casualty:
Personal Lines:
Automobile	287.1	322.2
Homeowners	74.1	74.1
Other Personal	34.4	34.3

Total Personal Lines	395.6	430.6

Commercial Automobile	9.8	11.5

Total Earned Premiums	$546.0	$581.5

Note 13 - Fair Value Measurements

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

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 - Fair Value Measurements (continued)

The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at March 31, 2011 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value March 31, 2011
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$220.5	$320.8	$—	$541.3
States and Political Subdivisions	—	1,762.1	—	1,762.1
Corporate Securities:
Bonds and Notes	—	1,922.8	168.2	2,091.0
Redeemable Preferred Stocks	—	83.6	5.4	89.0
Mortgage and Asset-backed	—	8.1	0.4	8.5

Total Investments in Fixed Maturities	220.5	4,097.4	174.0	4,491.9

Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	99.6	—	99.6
Other Industries	—	17.0	8.2	25.2
Common Stocks:
Intermec	107.0	—	—	107.0
Manufacturing	70.8	4.5	1.4	76.7
Other Industries	42.8	—	2.2	45.0
Other Equity Interests:
Exchange Traded Funds	83.6	—	—	83.6
Limited Liability Companies and Limited Partnerships	—	—	74.6	74.6

Total Investments in Equity Securities	304.2	121.1	86.4	511.7

Other Investments:
Trading Securities	5.2	—	—	5.2

Total	$529.9	$4,218.5	$260.4	$5,008.8

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 - Fair Value Measurements (continued)

The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at December 31, 2010 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Dec. 31, 2010
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$281.0	$255.9	$—	$536.9
States and Political Subdivisions	—	1,792.8	—	1,792.8
Corporate Securities:
Bonds and Notes	—	1,902.8	146.2	2,049.0
Redeemable Preferred Stocks	—	83.8	4.5	88.3
Mortgage and Asset-backed	—	7.9	0.4	8.3

Total Investments in Fixed Maturities	281.0	4,043.2	151.1	4,475.3

Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	97.7	—	97.7
Other Industries	—	17.0	10.4	27.4
Common Stocks:
Intermec	137.5	—	—	137.5
Manufacturing	82.9	4.7	2.0	89.6
Other Industries	41.5	—	2.3	43.8
Other Equity Interests:
Exchange Traded Funds	79.2	—	—	79.2
Limited Liability Companies and Limited Partnerships	—	—	75.2	75.2

Total Investments in Equity Securities	341.1	119.4	89.9	550.4

Other Investments:
Trading Securities	5.1	—	—	5.1

Total	$627.2	$4,162.6	$241.0	$5,030.8

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 - Fair Value Measurements (continued)

The Company’s investments in Fixed Maturities that are classified as Level 1 in the two preceding tables primarily consist of U.S. Treasury Bonds and Notes. The Company’s investments in Equity Securities that are classified as Level 1 in the two preceding tables consist of either investments in publicly-traded common stocks, or exchange traded funds. The Company’s investments in Fixed Maturities that are classified as Level 2 in the two preceding tables primarily consist of investments in corporate bonds and redeemable preferred stocks, states and political subdivisions, and bonds and mortgage-backed securities of U.S. government agencies. The Company’s investments in Equity Securities that are classified as Level 2 in the two preceding tables primarily consist of investments in preferred stocks. The Company uses a leading, nationally recognized provider of market data and analytics to price the vast majority of the Company’s Level 2 measurements. The provider utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed maturity securities do not trade on a daily basis, the provider’s evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to prepare evaluations. In addition, the provider uses model processes to develop prepayment and interest rate scenarios. The pricing provider’s models and processes also take into account market convention. For each asset class, teams of its evaluators gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models. The Company generally validates the measurements obtained from its primary pricing provider by comparing them with measurements obtained from one additional pricing provider that provides either prices from recent market transactions or quotes in inactive markets or evaluations based on its own proprietary models.

The Company investigates significant differences related to the values provided. On completion of its investigation, management exercises judgment to determine the price selected and whether adjustments, if any, to the price obtained from the Company’s primary pricing provider would warrant classification of the price as Level 3. In instances where a measurement cannot be obtained from either pricing provider, the Company generally will evaluate bid prices from one or more binding quotes obtained from market makers to value investments in inactive markets and classified by the Company as Level 2. The Company generally classifies securities when it receives non-binding quotes or indications as Level 3 securities unless the Company can validate the quote or indication against recent transactions in the market. For securities classified as Level 3, the Company either uses valuations provided by third party fund managers, third party appraisers or the Company’s own internal valuations. These valuations typically employ valuation techniques, including earnings multiples based on comparable public securities, industry specific non-earnings based multiples or discounted cash flow models. Valuations classified as Level 3 by the Company generally consist of investments in various private placement securities of non-rated entities. In rare cases, if the private placement security has only been outstanding for a short amount of time, the Company, after considering the initial assumptions used in acquiring an investment, considers the original purchase price as representative of the fair value.

Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2011 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$146.2	$4.5	$0.4	$14.7	$75.2	$241.0
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	—	—	—	1.5	—	1.5
Included in Other Comprehensive Income	1.2	0.9	—	(2.3)	(2.3)	(2.5)
Purchases	32.4	—	—	0.3	7.5	40.2
Settlements	(11.1)	—	—	—	(5.8)	(16.9)
Sales	(0.5)	—	—	(2.4)	—	(2.9)
Transfers in and/or out of Level 3	—	—	—	—	—	—

Balance at March 31, 2011	$168.2	$5.4	$0.4	$11.8	$74.6	$260.4

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 - Fair Value Measurements (continued)

The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers into or out of Levels 1, 2 or 3 for the three months ended March 31, 2011. Included in Other Equity Interests at March 31, 2011 in the preceding table is $58.9 million of private equity funds and mezzanine debt funds which the Company has unfunded commitments of $67.0 million. These funds cannot be redeemed; instead distributions are received through the liquidation of the underlying investments of the fund. It is estimated that the assets of these funds will be liquidated and distributed to the Company between 2011 and 2021.

Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2010 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$124.8	$70.1	$4.9	$14.0	$39.1	$252.9
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(0.7)	(1.8)	—	—	0.1	(2.4)
Included in Other Comprehensive Income	(0.5)	(1.7)	(0.8)	2.2	1.3	0.5
Purchases	0.4	0.2	—	—	7.1	7.7
Settlements	(1.0)	—	(0.1)	(0.4)	(0.5)	(2.0)

Balance at March 31, 2010	$123.0	$66.8	$4.0	$15.8	$47.1	$256.7

There were no transfers into or out of Levels 1, 2 or 3 for the three months ended March 31, 2010.

Note 14 - Contingencies

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

Certain subsidiaries of Unitrin, like many property and casualty insurers, are defending a significant volume of lawsuits in southern coastal states arising out of property damage caused by catastrophes and storms, including major hurricanes. In these matters, the plaintiffs seek compensatory and punitive damages, and equitable relief. The Company believes its relevant subsidiaries have meritorious defenses to assert in these proceedings, and will vigorously contest these matters.

The Company believes that resolution of its pending legal proceedings will not have a material adverse effect on the Company’s Consolidated shareholders’ equity. However, given the unpredictability of the legal environment, there can be no assurance that one or more of these matters will not produce a result which could have a material adverse effect on the Company’s financial results for any given period.

UNITRIN, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 - Contingencies (continued)

The legal and regulatory environments within which Unitrin and its subsidiaries conduct their businesses are often unpredictable. Industry practices that were considered legally-compliant and reasonable for years may suddenly be deemed unacceptable by virtue of an unexpected court or regulatory ruling. Anticipating such shifts in the law and the impact they may have on the Company and its operations is a difficult task and there can be no assurances that the Company will not encounter such shifts in the future.

Note 15 - Related Parties

One of Unitrin’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. In the second quarter of 2010, Unitrin’s subsidiary, Trinity Universal Insurance Company (“Trinity”), entered into an agreement with FS&C whereby FS&C provides investment management services with respect to certain assets of Trinity for a fee based on the fair market value of the assets under management. Such agreement is terminable by either party at any time upon 30 days advance written notice. Trinity had $107.8 million in assets managed by FS&C at March 31, 2011. Investment expenses incurred in connection with such agreement were $0.1 million for the three months ended March 31, 2011.

FS&C also provides investment management services with respect to certain funds of the Company’s defined benefit pension plan. At March 31, 2011, the Company’s pension plan had $103.7 million in assets managed by FS&C. Investment expenses in connection with such agreement were $0.1 million for each of the three month periods ended March 31, 2011 and 2010.

With respect to the Company’s defined contribution plans, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. Participants in the Company’s defined contribution plans had allocated $18.9 million for investment in the Dreyfus Appreciation Fund at March 31, 2011, representing 6.2% of the total amount invested in the Company’s defined contribution plans at March 31, 2011.

The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Results

Net Income was $54.1 million ($0.89 per unrestricted common share) for the three months ended March 31, 2011 compared to Net Income of $48.2 million ($0.77 per unrestricted common share) for the same period in 2010. Income from Continuing Operations was $55.8 million ($0.92 per unrestricted common share) for the three months ended March 31, 2011, compared to $47.7 million ($0.76 per unrestricted common share) for the same period in 2010.

The impact of changes in segment net income on Income from Continuing Operations is presented below:

	Three Months Ended		Increase (Decrease) in Income From Continuing Operations
(Dollars in Millions)	March 31, 2011	March 31, 2010
Segment Net Income (Loss):
Kemper	$11.3	$14.6	$(3.3)
Unitrin Specialty	4.2	5.8	(1.6)
Unitrin Direct	(3.8)	0.1	(3.9)
Life and Health Insurance	32.7	26.4	6.3
Fireside Bank	8.0	3.0	5.0

Total Segment Net Income	52.4	49.9	2.5
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	9.4	2.9	6.5
Net Impairment Losses Recognized in Earnings	(0.3)	(2.1)	1.8
Other Expense, Net	(5.7)	(3.7)	(2.0)

Income from Continuing Operations before Equity in Net Income of Investee	55.8	47.0	8.8
Equity in Net Income of Investee	—	0.7	(0.7)

Income from Continuing Operations	$55.8	$47.7	$8.1

The Company reported Loss from Discontinued Operations of $1.7 million for the three months ended March 31, 2011, compared to Income from Discontinued Operations of $0.5 million for the same period in 2010.

Earned Premiums were $546.0 million and $581.5 million for the three months ended March 31, 2011 and 2010, respectively, a decrease of $35.5 million. Earned Premiums decreased in the Unitrin Direct, Kemper and Unitrin Specialty segments.

Automobile Finance Revenues decreased by $15.1 million for the three months ended March 31, 2011, compared to the same period in 2010, due to Fireside Bank’s execution of its ongoing plan to exit the automobile finance business.

Net Investment Income increased by $0.8 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to higher net investment income from Dividends on Equity Securities and, to a lesser extent, higher investment income from certain Equity Method Limited Liability Investments, partially offset by lower interest and dividends from Investments in Fixed Maturities.

Net Realized Gains on Sales of Investments were $14.5 million for the three months ended March 31, 2011, compared to $4.5 million for the same period in 2010. Net Impairment Losses Recognized in Earnings were $0.4 million for the three months ended March 31, 2011, compared to $3.2 million for the same period in 2010, resulting from other than temporary declines in fair values of investments. The Company cannot predict if or when similar investment gains or losses may occur in the future.

Catastrophes

Catastrophe losses and LAE from continuing operations were $9.6 million for the three months ended March 31, 2011, compared to $14.0 million for the same period in 2010. Catastrophe losses and LAE (including development) by business segment for the three months ended March 31, 2011 and 2010 is presented below:

	Three Months Ended
(Dollars in Millions)	March 31, 2011	March 31, 2010
Kemper	$8.7	$14.0
Unitrin Specialty	0.2	0.2
Unitrin Direct	0.4	0.4
Life and Health Insurance	0.3	(0.6)

Total Catastrophe Losses and LAE	$9.6	$14.0

In April 2011, the United States experienced a high volume of spring storms, including a record level of tornadoes. The Company is in the early stages of investigating and settling claims from these spring storms, some of which are classified as catastrophes. Based on initial reports, the Company currently believes that these spring storms and catastrophes will have a material effect on the Company’s results for the second quarter of 2011, but are not expected to have a material effect on the Company’s Consolidated shareholders’ equity.

Non-GAAP Financial Measures

The following discussions for the Kemper, Unitrin Specialty and Unitrin Direct segments use the non-GAAP financial measures of (i) Underlying Losses and LAE and (ii) Underlying Combined Ratio. Underlying Losses and LAE (also referred to in the discussion as “Current Year Non-catastrophe Losses and LAE”) exclude the impact of catastrophe losses, and loss and LAE reserve development from the Company’s Incurred Losses and LAE, which is the most directly comparable GAAP financial measure. The Underlying Combined Ratio is computed by adding the Current Year Non-catastrophe Losses and LAE Ratio with the Incurred Expense Ratio. The most directly comparable GAAP financial measure is the combined ratio, which uses total incurred losses and LAE, including the impact of catastrophe losses, and loss and LAE reserve development. The Company believes Underlying Losses and LAE and the Underlying Combined Ratio is useful to investors and is used by management to reveal the trends in our Property and Casualty businesses that may be obscured by catastrophe losses and prior year reserve development. These catastrophe losses may cause our loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on incurred losses and LAE and the combined ratio. Prior year reserve developments are caused by unexpected loss development on historical reserves. Because reserve development relates to the re-estimation of losses from earlier periods, it has no bearing on the performance of our insurance products in the current period. The Company believes it is useful for investors to evaluate these components separately and in the aggregate when reviewing our underwriting performance. The discussion of the Unitrin Direct segment also uses the non-GAAP financial measure of Underwriting Profit. Underwriting Profit is a measure of profitability before tax commonly used by insurance companies to measure the profits directly related to earned premiums. Accordingly, Underwriting Profit excludes net investment income, whereas Operating Profit, the directly comparable GAAP financial measure includes net investment income.

These non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures as they do not fully recognize the overall underwriting profitability of our business.

Kemper

Selected financial information for the Kemper segment follows:

	Three Months Ended
(Dollars in Millions)	March 31, 2011	March 31, 2010
Net Premiums Written	$199.6	$207.3

Earned Premiums:
Automobile	$126.9	$137.4
Homeowners	71.9	72.1
Other Personal	13.1	12.9

Total Earned Premiums	211.9	222.4
Net Investment Income	14.1	12.4
Other Income	0.1	0.1

Total Revenues	226.1	234.9

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	145.5	147.0
Catastrophe Losses and LAE	9.0	15.6
Prior Years:
Non-catastrophe Losses and LAE	(1.1)	(6.6)
Catastrophe Losses and LAE	(0.3)	(1.6)

Total Incurred Losses and LAE	153.1	154.4
Insurance Expenses	58.8	61.2

Operating Profit	14.2	19.3
Income Tax Expense	(2.9)	(4.7)

Net Income	$11.3	$14.6

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	68.7%	66.1%
Current Year Catastrophe Losses and LAE Ratio	4.2%	7.0%
Prior Years Non-catastrophe Losses and LAE Ratio	-0.5%	-3.0%
Prior Years Catastrophe Losses and LAE Ratio	-0.1%	-0.7%

Total Incurred Loss and LAE Ratio	72.3%	69.4%
Incurred Expense Ratio	27.7%	27.5%

Combined Ratio	100.0%	96.9%

Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	68.7%	66.1%
Incurred Expense Ratio	27.7%	27.5%

Underlying Combined Ratio	96.4%	93.6%

Non-GAAP Measure Reconciliation
Underlying Combined Ratio	96.4%	93.6%
Current Year Catastrophe Losses and LAE Ratio	4.2%	7.0%
Prior Years Non-catastrophe Losses and LAE Ratio	-0.5%	-3.0%
Prior Years Catastrophe Losses and LAE Ratio	-0.1%	-0.7%

Combined Ratio as Reported	100.0%	96.9%

Kemper (continued)

Insurance Reserves

(Dollars in Millions)	March 31, 2011	Dec. 31, 2010
Insurance Reserves:
Automobile	$277.3	$286.2
Homeowners	101.0	97.6
Other Personal	37.6	36.7

Insurance Reserves	$415.9	$420.5

Insurance Reserves:
Loss Reserves:
Case	$263.6	$261.5
Incurred but Not Reported	82.6	88.0

Total Loss Reserves	346.2	349.5
LAE Reserves	69.7	71.0

Insurance Reserves	$415.9	$420.5

Earned Premiums in the Kemper segment decreased by $10.5 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to lower volume, partially offset by higher average premium rates. Volume decreased due, in part, to Kemper’s decision to maintain its underwriting discipline and increase premium rates while facing increased competition in a soft personal lines insurance market. Kemper expects earned premiums to decrease in the short term as lower volume is partially offset by higher average premium rates. Earned premiums on automobile insurance decreased by $10.5 million for the three months ended March 31, 2011, compared to 2010, due to lower volume, partially offset by higher average premium rates. The weighted-average number of automobile insurance policies in force decreased by approximately 8.9% for the three months ended March 31, 2011, compared to 2010. Earned premiums on homeowners insurance decreased by $0.2 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to lower volume, partially offset by higher average premium rates. The weighted-average number of homeowners insurance policies in force decreased by approximately 5.2% for the three months ended March 31, 2011, compared to the same period in 2010. Earned premiums on other personal insurance increased by $0.2 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to higher average premium rates, partially offset by lower volume.

Net Investment Income in the Kemper segment increased by $1.7 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to higher net investment income from Equity Method Limited Liability Investments and a higher level of investments. The Kemper segment reported net investment income of $3.8 million from Equity Method Limited Liability Investments for the three months ended March 31, 2011, compared to $2.8 million for the same period in 2010.

Operating Profit in the Kemper segment decreased by $5.1 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to the impact of lower favorable loss and LAE reserve development and higher underlying losses and LAE as a percentage of earned premiums partially offset by lower incurred catastrophe losses and LAE (excluding development) and higher Net Investment Income. Underlying incurred losses and LAE exclude the impact of catastrophes, and loss and LAE reserve development. Favorable loss and LAE reserve development was $1.4 million for the three months ended March 31, 2011, compared to $8.2 million in 2010. Underlying losses and LAE as a percentage of earned premiums was 68.7% for the three months ended March 31, 2011, compared to 66.1% in 2010. Catastrophe losses and LAE were $9.0 million (excluding development), compared to $15.6 million (excluding development) for the same period in 2010.

Automobile insurance incurred losses and LAE were $89.0 million for the three months ended March 31, 2011, compared to $97.2 million for the same period in 2010. Automobile insurance incurred losses and LAE decreased by $8.2 million due primarily to lower claim volume resulting principally from fewer automobile insurance policies in force and lower underlying losses and LAE as a percentage of earned premiums on automobile insurance, partially offset by the impact of lower favorable loss and LAE reserve development. Underlying losses and LAE as a percentage

Kemper (continued)

of earned premiums on automobile insurance was 69.2% for the three months ended March 31, 2011, compared to 72.9% for the same period in 2010. Underlying losses and LAE as a percentage of automobile insurance earned premiums decreased due primarily to lower average frequency of losses and higher average earned premiums. Unfavorable Loss and LAE reserve development was $1.0 million for the three months ended March 31, 2011, compared to favorable development of $3.9 million for the same period in 2010.

Homeowners insurance incurred losses and LAE were $56.4 million for the three months ended March 31, 2011, compared to $50.8 million for the same period in 2010. Homeowners insurance incurred losses and LAE increased by $5.6 million for the three months ended March 31, 2011, compared to 2010, due primarily to higher underlying losses and LAE and the impact of lower favorable loss and LAE reserve development, partially offset by lower catastrophe losses and LAE (excluding development). Underlying losses and LAE were $50.9 million for the three months ended March 31, 2011, compared to $40.5 million for the same period in 2010. Underlying losses and LAE increased due primarily to higher average estimated severity and frequency of losses. Average estimated severity increased due in part to losses from fires. The higher frequency of losses was largely due to winter storms. Favorable loss and LAE reserve development was $2.7 million for the three months ended March 31, 2011, compared to favorable development of $3.7 million for the same period in 2010. Catastrophe losses and LAE (excluding development) on homeowners insurance were $8.2 million for the three months ended March 31, 2011, compared to $14.0 million in 2010.

Other personal insurance incurred losses and LAE were $7.7 million for the three months ended March 31, 2011, compared to $6.4 million for the same period in 2010. Other personal insurance incurred losses and LAE increased by $1.3 million due primarily to the impact of lower favorable loss and LAE reserve development and higher underlying losses and LAE. Adverse loss and LAE reserve development (including catastrophe development) was $0.3 million for the three months ended March 31, 2011, compared to favorable development of $0.6 million in the same period in 2010. Underlying losses and LAE increased by $0.4 million due to higher average frequency of losses.

See Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “Critical Accounting Estimates,” of the 2010 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.

Insurance Expenses decreased by $2.4 million for the three months ended March 31, 2011, compared to the same period in 2010 due primarily to lower acquisition expenses, largely due to lower earned premiums.

Net Income in the Kemper segment decreased by $3.3 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to the lower Operating Profit. The Kemper segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $6.2 million for the three months ended March 31, 2011, compared to $6.1 million for the same period in 2010.

Unitrin Specialty

Selected financial information for the Unitrin Specialty segment follows:

	Three Months Ended
(Dollars in Millions)	March 31, 2011	March 31, 2010
Net Premiums Written	$123.1	$126.6

Earned Premiums:
Personal Automobile	$102.6	$110.9
Commercial Automobile	9.8	11.5

Total Earned Premiums	112.4	122.4
Net Investment Income	6.3	6.1
Other Income	0.1	0.2

Total Revenues	118.8	128.7

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	92.8	95.8
Catastrophe Losses and LAE	0.1	0.1
Prior Years:
Non-catastrophe Losses and LAE	(1.9)	1.3
Catastrophe Losses and LAE	0.1	0.1

Total Incurred Losses and LAE	91.1	97.3
Insurance Expenses	22.6	23.9

Operating Profit	5.1	7.5
Income Tax Expense	(0.9)	(1.7)

Net Income	$4.2	$5.8

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	82.5%	78.2%
Current Year Catastrophe Losses and LAE Ratio	0.1%	0.1%
Prior Years Non-catastrophe Losses and LAE Ratio	-1.7%	1.1%
Prior Years Catastrophe Losses and LAE Ratio	0.1%	0.1%

Total Incurred Loss and LAE Ratio	81.0%	79.5%
Incurred Expense Ratio	20.1%	19.5%

Combined Ratio	101.1%	99.0%

Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	82.5%	78.2%
Incurred Expense Ratio	20.1%	19.5%

Underlying Combined Ratio	102.6%	97.7%

Non-GAAP Measure Reconciliation
Underlying Combined Ratio	102.6%	97.7%
Current Year Catastrophe Losses and LAE Ratio	0.1%	0.1%
Prior Years Non-catastrophe Losses and LAE Ratio	-1.7%	1.1%
Prior Years Catastrophe Losses and LAE Ratio	0.1%	0.1%

Combined Ratio as Reported	101.1%	99.0%

Unitrin Specialty (continued)

Insurance Reserves

(Dollars in Millions)	March 31, 2011	Dec. 31, 2010
Insurance Reserves:
Personal Automobile	$179.7	$181.9
Commercial Automobile	58.7	61.7
Other	8.3	7.2

Insurance Reserves	$246.7	$250.8

Insurance Reserves:
Loss Reserves:
Case	$147.3	$151.9
Incurred but Not Reported	63.1	63.4

Total Loss Reserves	210.4	215.3
LAE Reserves	36.3	35.5

Insurance Reserves	$246.7	$250.8

Earned Premiums in the Unitrin Specialty segment decreased by $10.0 million for the three months ended March 31, 2011, compared to the same period in 2010, due to lower earned premiums for both personal and commercial automobile insurance. Personal automobile insurance earned premiums decreased by $8.3 million for the three months ended March 31, 2011, compared to 2010, due primarily to lower volume. Throughout 2010, Unitrin Specialty’s personal automobile insurance policies in force decreased due to economic conditions, increased competition and higher premium rates, particularly in California. Personal automobile policies in force were approximately 329,000 at the beginning of the first quarter of 2011, compared to approximately 351,000 at the beginning of 2010. Unitrin Specialty expects that personal automobile insurance policies in force will flatten in the second quarter of 2011 and remain flat throughout the second half of 2011. Commercial automobile insurance earned premiums decreased by $1.7 million for the three months ended March 31, 2011, compared to 2010, due primarily to lower volume. Commercial automobile insurance volume has decreased due primarily to a smaller renewal book of business, partially offset by higher retention rates.

Operating Profit in the Unitrin Specialty segment decreased by $2.4 million for the three months ended March 31, 2011, compared to the same period in 2010, due to lower operating profit in personal automobile insurance, partially offset by higher operating profit in commercial automobile insurance and other insurance.

Personal automobile insurance operating profit decreased by $3.5 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to higher underlying incurred losses and LAE as a percentage of personal automobile insurance earned premiums. Underlying incurred losses and LAE exclude the impact of catastrophes, and loss and LAE reserve development. Underlying incurred losses and LAE as a percentage of personal automobile insurance earned premiums increased due primarily to higher frequency, and to a lesser extent higher severity. Loss and LAE reserve development had a favorable effect of $0.7 million for the three months ended March 31, 2011, compared to an adverse effect of $0.4 million in 2010. See MD&A, “Critical Accounting Estimates,” of the 2010 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE and estimated variability of property and casualty insurance reserves for losses and LAE.

Commercial automobile insurance operating profit increased by $0.5 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to the effects of loss and LAE reserve development, partially offset by higher underlying incurred losses and LAE as a percentage of commercial automobile insurance earned premiums and higher insurance expenses as a percentage of commercial automobile insurance earned premiums. Loss and LAE reserve development on commercial automobile insurance had a favorable effect of $1.0 million for the three months ended March 31, 2011, compared to an adverse effect of $0.3 million in 2010. Underlying incurred losses and

Unitrin Specialty (continued)

LAE as a percentage of commercial automobile insurance earned premiums increased for the three months ended March 31, 2011, compared to 2010, due primarily to higher frequency, partially offset by lower severity of losses. Insurance expenses as a percentage of commercial automobile insurance earned premiums increased due primarily to employee termination costs and reduced economies of scale.

Other insurance operating profit increased by $0.6 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to the impact of adverse loss and LAE reserve development in 2010. Adverse loss and LAE reserve development on other insurance in 2010 was almost entirely related to two liability claims, one from 2003 and the other from 2005.

Net Income in the Unitrin Specialty segment decreased by $1.6 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to the lower operating profit. Unitrin Specialty’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $2.8 million for the three months ended March 31, 2011, compared to $3.0 million in 2010.

Unitrin Direct

Selected financial information for the Unitrin Direct segment follows:

	Three Months Ended
(Dollars in Millions)	March 31, 2011	March 31, 2010
Net Premiums Written	$60.9	$74.8

Earned Premiums:
Automobile	$57.6	$73.9
Homeowners	2.2	2.0
Other Personal	0.1	0.1

Total Earned Premiums	59.9	76.0
Net Investment Income	5.4	5.3

Total Revenues	65.3	81.3

Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	52.3	62.0
Catastrophe Losses and LAE	0.1	0.2
Prior Years:
Non-catastrophe Losses and LAE	(0.1)	(3.8)
Catastrophe Losses and LAE	0.3	0.2

Total Incurred Losses and LAE	52.6	58.6
Insurance Expenses	20.1	23.8

Operating Loss	(7.4)	(1.1)
Income Tax Benefit	3.6	1.2

Net Income (Loss)	$(3.8)	$0.1

Unitrin Direct (continued)

	Three Months Ended
	March 31, 2011	March 31, 2010
Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	87.3%	81.5%
Current Year Catastrophe Losses and LAE Ratio	0.2%	0.3%
Prior Years Non-catastrophe Losses and LAE Ratio	-0.2%	-5.0%
Prior Years Catastrophe Losses and LAE Ratio	0.5%	0.3%

Total Incurred Loss and LAE Ratio	87.8%	77.1%
Incurred Expense Ratio	33.6%	31.3%

Combined Ratio	121.4%	108.4%

Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	87.3%	81.5%
Incurred Expense Ratio	33.6%	31.3%

Underlying Combined Ratio	120.9%	112.8%

Non-GAAP Measure Reconciliation
Underlying Combined Ratio	120.9%	112.8%
Current Year Catastrophe Losses and LAE Ratio	0.2%	0.3%
Prior Years Non-catastrophe Losses and LAE Ratio	-0.2%	-5.0%
Prior Years Catastrophe Losses and LAE Ratio	0.5%	0.3%

Combined Ratio as Reported	121.4%	108.4%

Insurance Reserves

(Dollars in Millions)	March 31, 2011	Dec. 31, 2010
Insurance Reserves:
Automobile	$230.5	$229.5
Homeowners	5.4	3.7
Other	2.5	2.4

Insurance Reserves	$238.4	$235.6

Insurance Reserves:
Loss Reserves:
Case	$150.8	$144.9
Incurred but Not Reported	54.9	56.8

Total Loss Reserves	205.7	201.7
LAE Reserves	32.7	33.9

Insurance Reserves	$238.4	$235.6

Earned Premiums in the Unitrin Direct segment decreased by $16.1 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to lower volume, partially offset by higher average rates.

Unitrin Direct continues to modify its marketing program to target better response and conversion rates from customers with more favorable risk characteristics and place greater emphasis on improving premium rate adequacy and insurance risk selection. Unitrin Direct is in the early stages of introducing a newly-designed product that is intended to improve policyholder retention, loss ratios and per policy acquisition costs.

The Unitrin Direct segment has implemented and continues to implement rate increases across its book of business. These actions have led to a decrease in the overall premium volume, with the number of policies in force at March 31, 2011 decreasing by approximately 20% from the level at March 31, 2010. The Unitrin Direct segment expects that

Unitrin Direct (continued)

earned premiums, on a sequential quarter basis, will continue to decrease for the remainder of 2011.

The Unitrin Direct segment reported an Operating Loss of $7.4 million for the three months ended March 31, 2011, compared to an Operating Loss of $1.1 million for the same period in 2010. Operating results declined in the Unitrin Direct segment for the three months ended March 31, 2011, compared to 2010, due primarily to the impact of lower favorable loss and LAE reserve development and higher underlying losses and LAE as a percentage of earned premiums. Underlying incurred losses and LAE exclude the impact of catastrophes, and loss and LAE reserve development.

Incurred Losses and LAE as a percentage of earned premiums was 87.8% for the three months ended March 31, 2011, compared to 77.1% for the same period in 2010. Incurred Losses and LAE as a percentage of earned premiums increased due primarily to the impact of lower favorable loss and LAE reserve development and higher underlying losses and LAE as a percentage of earned premiums. Loss and LAE reserve development was unfavorable by $0.2 million for the three months ended March 31, 2011, compared to favorable development of $3.6 million for the same period in 2010. Underlying losses and LAE as a percentage of earned premiums was 87.3% for the three months ended March 31, 2011, compared to 81.5% for the same period in 2010. Underlying losses and LAE as a percentage of earned premiums increased for the three months ended March 31, 2011, compared to 2010, due primarily to increased severity on homeowners insurance and increased frequency on automobile insurance.

Incurred Losses and LAE as a percentage of earned premiums for the three months ended March 31, 2011 was significantly higher than the level required to produce an underwriting profit. Underwriting profit is a non-GAAP measure of profitability before tax used by insurance companies to measure the profits directly related to earned premiums. Accordingly, underwriting profit excludes net investment income, whereas Operating Profit, a GAAP measure, includes net investment income.

See MD&A, “Critical Accounting Estimates,” of the 2010 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.

Insurance Expenses in the Unitrin Direct segment were 33.6% of earned premiums for the three months ended March 31, 2011, compared to 31.3% of earned premiums for the same period in 2010. Insurance Expenses as a percentage of earned premiums increased for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to higher amortization expense related to the acquisition of Direct Response Corporation and higher restructuring costs. Restructuring costs were $0.5 million for the three months ended March 31, 2011, compared to $0.1 million for the same period in 2010.

Unitrin Direct reported a Net Loss of $3.8 million for the three months ended March 31, 2011, compared to a Net Income of $0.1 million for the same period in 2010. Unitrin Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $2.4 million for the three months ended March 31, 2011, compared to $2.6 million for the same period in 2010.

Life and Health Insurance

Selected financial information for the Life and Health Insurance segment follows:

	Three Months Ended
(Dollars in Millions)	March 31, 2011	March 31, 2010
Earned Premiums:
Life	$99.4	$99.5
Accident and Health	41.2	39.9
Property	21.2	21.3

Total Earned Premiums	161.8	160.7
Net Investment Income	53.0	53.3

Total Revenues	214.8	214.0

Policyholders’ Benefits and Incurred Losses and LAE	95.5	106.8
Insurance Expenses	68.5	66.7

Operating Profit	50.8	40.5
Income Tax Expense	(18.1)	(14.1)

Net Income	$32.7	$26.4

Insurance Reserves

(Dollars in Millions)	March 31, 2011	Dec. 31, 2010
Insurance Reserves:
Future Policyholder Benefits	$3,014.7	$3,004.8
Incurred Losses and LAE Reserves:
Life	36.0	35.3
Accident and Health	22.9	23.6
Property	16.9	20.8

Total Incurred Losses and LAE Reserves	75.8	79.7

Insurance Reserves	$3,090.5	$3,084.5

Earned Premiums in the Life and Health Insurance segment increased by $1.1 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to higher accident and health insurance earned premiums. Earned premiums on accident and health insurance increased by $1.3 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to higher average premium rates, partially offset by lower volume of insurance.

Approximately 50% of the Life and Health Insurance segment’s accident and health insurance earned premiums for the three months ended March 31, 2011 were derived from health insurance products that may be adversely impacted by the Patient Protection and Affordable Care Act (“PPACA”). These insurance products are sold by Reserve National. Reserve National has begun to transition its sales to other health insurance products that are not expected to be as severely impacted by PPACA.

Operating Profit in the Life and Health Insurance segment was $50.8 million for the three months ended March 31, 2011, compared to $40.5 million for the same period in 2010. Operating Profit increased due primarily to lower Policyholders’ Benefits and Incurred Losses and LAE, partially offset by higher insurance expenses.

Life and Health Insurance (continued)

Policyholders’ Benefits and Incurred Losses and LAE decreased by $11.3 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to lower policyholders’ benefits on life insurance, lower accident and health losses as a percentage of accident and health earned premiums and lower incurred losses and LAE on property insurance. Policyholders’ benefits on life insurance were $63.2 million for the three months ended March 31, 2011, compared to $69.5 million in 2010, a decrease of $6.3 million. Policyholder benefits on life insurance decreased due primarily to a reserve adjustment associated with correcting expiry dates for certain extended term life insurance policies. Incurred accident and health losses were $24.0 million, or 58.2% of accident and health insurance earned premiums, for the three months ended March 31, 2011, compared to $27.0 million, or 67.7%, in 2010. Incurred accident and health losses decreased due primarily to lower frequency and severity of health claims. Incurred Losses and LAE, net of reinsurance, on property insurance were $8.3 million for the three months ended March 31, 2011, compared to $10.3 million in 2010. Incurred Losses and LAE, net of reinsurance, on property insurance decreased due primarily to lower frequency and severity of non-catastrophe losses and LAE (excluding development) and higher favorable loss and LAE reserve development, partially offset by high catastrophe losses and LAE (excluding development). Catastrophe losses and LAE, net of reinsurance (excluding development), were $0.5 million for the three months ended March 31, 2011, compared to $0.1 million in 2010. Favorable loss reserve development on property insurance was $0.9 million (including favorable development of $0.2 million on catastrophes) for the three months ended March 31, 2011, compared to favorable development of $0.3 million (including favorable development of $0.7 million on catastrophes) in 2010.

Insurance Expenses in the Life and Health Insurance segment increased $1.8 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to higher commission and fringe benefit expenses attributed to an increase in the number of career agents employed.

Net Income in the Life and Health Insurance segment was $32.7 million for the three months ended March 31, 2011, compared to $26.4 million for the same period in 2010.

Fireside Bank

Selected financial information for the Fireside Bank segment follows:

	Three Months Ended
(Dollars in Millions)	March 31, 2011	March 31, 2010
Interest, Loan Fees and Earned Discounts	$15.4	$30.2
Other Automobile Finance Revenues	0.1	0.4

Total Automobile Finance Revenues	15.5	30.6
Net Investment Income	0.4	0.5

Total Revenues	15.9	31.1

Provision for Loan Losses	(13.8)	2.9
Interest Expense on Certificates of Deposits	7.1	7.9
Incentives to Close Deposit Accounts Early	0.6	0.3
General and Administrative Expenses	10.3	15.2

Operating Profit	11.7	4.8
Income Tax Expense	(3.7)	(1.8)

Net Income	$8.0	$3.0

Fireside Bank (continued)

Automobile Loan Receivables

(Dollars in Millions)	March 31, 2011	Dec. 31, 2010
Sales Contracts and Loans Receivable	$311.3	$382.9
Unearned Discounts and Deferred Fees	(1.1)	(1.6)

Net Automobile Loan Receivables Outstanding	310.2	381.3
Reserve for Loan Losses	(32.1)	(43.7)

Automobile Loan Receivables	$278.1	$337.6

Delinquencies

	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding
(Dollars in Millions)	March 31, 2011		December 31, 2010
Current Loan Balances	$203.9	65.8%	$229.7	60.2%
Delinquent Loan Balances:
Less than 30 Days Delinquent	97.5	31.4%	132.3	34.7%
30 Days to 59 Days Delinquent	8.0	2.6%	16.3	4.3%
60 Days to 89 Days Delinquent	0.7	0.2%	2.6	0.7%
Delinquent 90 Days or Greater	0.1	0.0%	0.4	0.1%

Net Automobile Loan Receivables Outstanding	310.2	100.0%	381.3	100.0%

Reserve for Loan Losses	(32.1)	10.3%	(43.7)	11.5%

Automobile Loan Receivables	$278.1		$337.6

Automobile Loan Receivables at March 31, 2011 by Year of Origination

	(Dollars in Millions)						Delinquent 30 Days and Greater as a Percentage of Originated Net
Year of Origination	Current Loan Balance	Less than 30 Days Delinquent	30 Days to 59 Days Delinquent	60 Days to 89 Days Delinquent	90 Days and Greater Delinquent	Total	Automobile Loan Receivables Outstanding
2009	$27.9	$9.3	$0.4	$0.1	$—	$37.7	1.3%
2008	107.7	49.2	3.8	0.3	0.1	161.1	2.6%
2007	55.9	30.6	2.9	0.2	—	89.6	3.5%
2006	12.0	8.1	0.9	0.1	—	21.1	4.7%
2005	0.4	0.3	—	—	—	0.7	0.0%

Total	$203.9	$97.5	$8.0	$0.7	$0.1	$310.2

Fireside Bank (continued)

Reserve for Loan Losses

	Three Months Ended
(Dollars in Millions)	March 31, 2011	March 31, 2010
Reserve for Loan Losses - Beginning of Period	$43.7	$83.3
Provision for Loan Losses	(13.8)	2.9
Net Recovery (Charge-off):
Automobile Loan Receivables Charged Off	(9.8)	(22.4)
Automobile Loan Receivables Recovered	12.0	10.9

Net Recovery (Charge-off)	2.2	(11.5)

Reserve for Loan Losses - End of Period	$32.1	$74.7

Capital

(Dollars in Millions)	March 31, 2011	Dec. 31, 2010
Capital	$257.7	$249.4

Ratio of Tier 1 Capital to Total Average Assets	45.7%	37.3%

Near the end of the first quarter of 2009, Fireside Bank began a plan to exit the automobile finance business and wind down its operations in an orderly fashion. Net Automobile Loan Receivables Outstanding and Certificates of Deposits have declined steadily since the inception of the exit plan, while liquidity has steadily increased. Cash and investments totaled $150.3 million, or 87.0% of Certificates of Deposits, at March 31, 2011. In April 2011, Fireside Bank used its cash and investments, cash flow from operations and proceeds from its line of credit with Unitrin to redeem all remaining certificates of deposits, plus future interest of $6.9 million, that were outstanding at March 31, 2011. Fireside Bank intends to begin the process of surrendering its industrial bank charter in the second quarter of 2011.

Interest, Loan Fees and Earned Discounts in the Fireside Bank segment decreased by $14.8 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to collections of Sales Contracts and Loans Receivable. Sales Contracts and Loans Receivable was $311.3 million at March 31, 2011, compared to $634.8 million at March 31, 2010. Fireside Bank has no loans outstanding that are secured by real estate. Fireside Bank has not sold or securitized any portion of its loan portfolio.

Operating Profit in the Fireside Bank segment increased by $6.9 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to a negative provision for loan losses of $13.8 million for the three months ended March 31, 2011, compared with a positive provision of $2.9 million in 2010, lower General and Administrative Expenses and lower Interest Expense on Certificates of Deposits, partially offset by lower Interest Income, Loan Fees and Earned Discounts and higher Incentives to Close Deposit Accounts Early. The negative provision for loan losses in 2011 was primarily due to recoveries of loans that had been previously charged off.

Fireside Bank’s loan portfolio delinquency has typically followed a seasonal pattern in which quarter-end delinquency is at its highest point at the end of the year, at its lowest point at the end of the first quarter, and then trends higher at the end of the second and third quarters. Loan portfolio delinquency has followed the historical pattern and trended lower during the first quarter of 2011. Fireside Bank cannot currently predict whether a new pattern will emerge in 2011, or if loan portfolio delinquency as measured as a percentage of loans outstanding will continue the seasonal pattern that it has typically followed. Fireside Bank does, however, expect that while delinquent accounts measured in dollars will continue to decline as the loan portfolio declines, delinquency as a percentage of loans outstanding may increase compared to the same periods in prior years. Fireside Bank has historically had many customers who have fallen behind one or two loan payments, but have continued to make regular monthly payments. Fireside Bank expects that the number of these delinquent, but regularly paying, customers will decline at a slower pace than the overall loan portfolio and, accordingly, will comprise a greater percentage of the loan portfolio over time.

Fireside Bank (continued)

The Reserve for Loan Losses as a percentage of Net Automobile Loan Receivables was 10.3% at March 31, 2011, compared to 11.5% at December 31, 2010. The Reserve for Loan Losses was $32.1 million at March 31, 2011, while Delinquent Loan Balances 30 Days or Greater totaled $8.8 million. The Reserve for Loan Losses was $43.7 million at December 31, 2010, while Delinquent Loan Balances 30 Days or Greater totaled $19.3 million.

Interest Expense on Certificates of Deposits decreased by $0.8 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to lower levels of deposits, partially offset by the payment of future interest in connection with redeeming certificates of deposits in advance of their respective scheduled maturity dates. Fireside Bank redeemed $85.2 million of deposits earlier than their scheduled maturity dates and paid the entire future interest of $3.6 million for these early redemptions in the first quarter of 2011. Fireside Bank also offered incentives, in lieu of future interest, to certain depositors to voluntarily redeem their certificates of deposits earlier than their scheduled maturity dates. Fireside Bank redeemed $12.4 million of certificates of deposits for the three months ended March 31, 2011 and paid incentives of $0.6 million in connection with such offers.

General and Administrative Expenses decreased by $4.9 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to changes in estimates for certain employment and legal matters and lower costs associated with administering and collecting a smaller loan portfolio.

Net Income in the Fireside Bank segment was $8.0 million and $3.0 million for the three months ended March 31, 2011 and 2010, respectively. Income tax expense for the three months ended March 31, 2011 included a tax benefit of $1.2 million for a decrease in the valuation allowance for deferred state income taxes, net of federal taxes. Income tax expense for the three months ended March 31, 2010 included a tax benefit of $0.2 million for a decrease in the valuation allowance for deferred state income taxes, net of federal taxes. The Fireside Bank segment’s effective tax rate differs from the Federal statutory tax rate due primarily to state income taxes.

Investment Results

Investment Income

Net Investment Income for the three months ended March 31, 2011 and 2010 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2011	March 31, 2010
Investment Income:
Interest and Dividends on Fixed Maturities	$60.4	$63.0
Dividends on Equity Securities	7.1	4.3
Short-term Investments	0.1	0.1
Loans to Policyholders	4.4	4.1
Real Estate	6.4	6.6
Equity Method Limited Liability Investments	10.0	9.4

Total Investment Income	88.4	87.5
Investment Expenses:
Real Estate	6.4	6.5
Other Investment Expenses	0.4	0.2

Total Investment Expenses	6.8	6.7

Net Investment Income	$81.6	$80.8

Net Investment Income was $81.6 million and $80.8 million for the three months ended March 31, 2011 and 2010, respectively. Net Investment Income increased by $0.8 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to higher Dividends on Equity Securities and, to a lesser extent, higher net investment income from Equity Method Limited Liability Investments, partially offset by lower Interest and Dividends on Fixed Maturities. Dividends on Equity Securities increased by $2.8 million in 2011, compared to 2010, due primarily to higher levels of dividend paying common stocks. Investment income from Equity Method Limited Liability Investments increased by $0.6 million in 2011, compared to 2010, due primarily to increased investment returns.

Investment Results (continued)

Interest and Dividends on Fixed Maturities decreased by $2.6 million in 2011, compared to 2010, due primarily to a lower level of fixed maturities.

Net Realized Gains on Sales of Investments

The components of Net Realized Gains on Sales of Investments for the three months ended March 31, 2011 and 2010 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2011	March 31, 2010
Fixed Maturities:
Gains on Sales	$3.1	$2.5
Equity Securities:
Gains on Sales	11.2	1.7
Real Estate:
Gains on Sales	0.1	—
Other Investments:
Trading Securities Net Gains	0.1	0.3

Net Realized Gains on Sales of Investments	$14.5	$4.5

Gross Gains on Sales	$14.4	$4.2
Trading Securities Net Gains	0.1	0.3

Net Realized Gains on Sales of Investments	$14.5	$4.5

Net Impairment Losses Recognized in Earnings

The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2011	March 31, 2010
Fixed Maturities	$—	$(3.2)
Equity Securities	(0.4)	—

Net Impairment Losses Recognized in Earnings	$(0.4)	$(3.2)

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Income in the period that the declines are determined to be other-than-temporary. Net Impairment Losses recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010 include OTTI losses of $0.4 million and $3.2 million, respectively, from other-than-temporary declines in the fair values of investments. Net Impairment Losses Recognized in Earnings on Investments in Equity Securities includes losses of $0.4 million for the three months ended March 31, 2011 related to three issuers. Net Impairment Losses Recognized in Earnings on Investments in Fixed Maturities includes credit losses of $3.1 million for the three months ended March 31, 2010 due to the deterioration of the business prospects of a single issuer in the waste management business.

Investment Results (continued)

Total Comprehensive Investment Gains (Losses)

Total Comprehensive Investment Gains (Losses) are comprised of Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings that are reported in the Condensed Consolidated Statements of Income and other investment gains and losses that are not reported in the Condensed Consolidated Statements of Income, but rather are reported in a consolidated statement of comprehensive income. The components of Total Comprehensive Investment Gains (Losses) for the three months ended March 31, 2011 and 2010 were:

	Three Months Ended
(Dollars in Millions)	March 31, 2011	March 31, 2010
Fixed Maturities:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	$3.1	$2.5
Net Impairment Losses Recognized in Earnings	—	(3.2)

Total Recognized in Condensed Consolidated Statements of Income	3.1	(0.7)
Recognized in Other Comprehensive Gains (Losses)	(5.3)	32.0

Total Comprehensive Investment Gains (Losses) on Fixed Maturities	(2.2)	31.3

Equity Securities:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	11.2	1.7
Net Impairment Losses Recognized in Earnings	(0.4)	—

Total Recognized in Condensed Consolidated Statements of Income	10.8	1.7
Recognized in Other Comprehensive Gains (Losses)	(20.9)	10.5

Total Comprehensive Investment Gains (Losses) on Equity Securities	(10.1)	12.2

Real Estate:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	0.1	—

Other Investments:
Recognized in Condensed Consolidated Statements of Income:
Trading Securities Net Gains	0.1	0.3

Total Comprehensive Investment Gains (Losses)	$(12.1)	$43.8

Recognized in Condensed Consolidated Statements of Income	$14.1	$1.3
Recognized in Other Comprehensive Income (Loss)	(26.2)	42.5

Total Comprehensive Investment Gains (Losses)	$(12.1)	$43.8

Investment Quality and Concentrations

The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At March 31, 2011, nearly 94% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poors (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Services (“Moody’s”); a rating of AAA, AA, A or BBB from Fitch Ratings (“Fitch”) or a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. The Company has not made significant investments in securities that are directly or indirectly related to sub-prime mortgage loans including, but not limited to, collateralized debt obligations and structured investment vehicles.

Investment Quality and Concentrations (continued)

The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at March 31, 2011 and December 31, 2010:

		March 31, 2011		December 31, 2010
NAIC Rating	S & P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,478.3	77.4%	$3,493.7	78.1%
2	BBB	732.3	16.3%	733.1	16.4%
3	BB	114.4	2.5%	105.3	2.3%
4	B	56.9	1.3%	52.3	1.2%
5	CCC	93.4	2.1%	76.6	1.7%
6	In or Near Default	16.6	0.4%	14.3	0.3%

Total Investments in Fixed Maturities		$4,491.9	100.0%	$4,475.3	100.0%

Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $2.8 million and $4.0 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, the Company had $415.4 million of bonds issued by states and political subdivisons that had been pre-refunded with U. S. Government and Government Agencies and Authorities obligations held in trust for the full payment of principal and interest. At March 31, 2011, the Company had $1,346.7 million of investments in bonds issued by states and political subdivsions, commonly referred to as “municipal bonds,” that had not been pre-refunded, of which $329.4 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment credit-risk strategy is to focus on the underlying credit rating of the issuer and not to rely on the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the underlying rating of over 92% of the Company’s entire municipal bond portfolio that has not been pre-refunded is AA or higher, the majority of which are direct obligations of states.

The following table summarizes the fair value of the Company’s Investments in governmental fixed maturities at March 31, 2011 and December 31, 2010:

(Dollars in Millions)	March 31, 2011	Percentage of Total Investments	Dec. 31, 2010	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities (“U.S. Govt”)	$541.3	8.7%	$536.9	8.6%
Pre-refunded with U.S. Govt Held in Trust	415.4	6.7%	449.0	7.2%
States	789.4	12.6%	808.4	12.9%
Political Subdivisions	181.6	2.9%	163.7	2.6%
Revenue Bonds	375.7	6.0%	371.7	6.0%

Total Investments in Governmental Fixed Maturities	$2,303.4	36.9%	$2,329.7	37.3%

Investment Quality and Concentrations (continued)

The Company’s short-term investments consist of U.S. Treasury securities, overnight repurchase agreements and money market funds. The Company’s short-term investments in U.S. Treasury securities consisted of $61.6 million of U.S. Treasury Bills with maturities, typically, of less than one week and $10.0 million of U.S. Treasury Bonds and Notes with a maturity of less than one year at the date of purchase. In addition to these investments, the Company had $163.3 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government and $148.1 million invested in money market funds which primarily invest in U.S. Treasury securities. At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed. The Company does not have any investments in sovereign debt securities issued by foreign governments.

The following table summarizes the fair value of the Company’s Investments in non-governmental fixed maturities by industry at March 31, 2011 and December 31, 2010:

(Dollars in Millions)	March 31, 2011	Percentage of Total Investments	Dec. 31, 2010	Percentage of Total Investments
Manufacturing	$1,028.9	16.5%	$1,023.6	16.4%
Finance, Insurance and Real Estate	581.0	9.3%	566.4	9.1%
Transportation, Communication and Utilities	228.2	3.7%	229.7	3.7%
Services	195.2	3.1%	186.3	3.0%
Mining	64.5	1.0%	52.0	0.8%
Wholesale Trade	37.8	0.6%	36.5	0.6%
Retail Trade	35.3	0.6%	33.5	0.5%
Agriculture, Forestry and Fishing	17.0	0.3%	17.0	0.3%
Other	0.6	0.0%	0.6	0.0%

Total Investments in Non-governmental Fixed Maturities	$2,188.5	35.1%	$2,145.6	34.4%

Sixty-two companies comprised over 75% of the Company’s fixed maturity exposure to the Manufacturing industry at March 31, 2011, with the largest single exposure, Caterpillar, Inc., comprising 2.6%, or $26.2 million, of the Company’s fixed maturity exposure to such industry. Twenty-eight companies comprised over 75% of the Company’s exposure to the Finance, Insurance and Real Estate industry at March 31, 2011, with the largest single exposure, Wells Fargo Corporation, comprising 6.3%, or $36.6 million, of the Company’s exposure to such industry.

Investment Quality and Concentrations (continued)

The following table summarizes the fair value of the Company’s ten largest investment exposures excluding U.S. Government and Government Agencies and Authorities and Pre-refunded with U.S. Government and Government Agencies and Authorities Held in Trust at March 31, 2011:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Intermec:
Equity Securities - Common Stocks	$107.0	1.7%
Tennebaum Opportunities Fund V, LLC:
Equity Method Limited Liability Investments	95.2	1.5%
State of Texas and Political Subdivisions Thereof:
Fixed Maturities	83.4	1.4%
Special Value Opportunity Fund, LLC:
Equity Method Limited Liability Investments	82.2	1.3%
State of Louisiana and Political Subdivisions Thereof:
Fixed Maturities	71.7	1.2%
State of Ohio and Political Subdivisions Thereof:
Fixed Maturities	64.6	1.0%
State of Washington and Political Subdivisions Thereof:
Fixed Maturities	64.5	1.0%
State of Wisconsin and Political Subdivisions Thereof:
Fixed Maturities	63.3	1.0%
Golman Sachs Vintage Fund IV, L.P.:
Equity Method Limited Liability Investments	56.3	0.9%
State of Colorado and Political Subdivisions Thereof:
Fixed Maturities	54.1	0.9%

Total	$742.3	11.9%

Investments in Limited Liability Investment Companies and Limited Partnerships

The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, or Other Equity Interests and included in Equity Securities depending on the accounting method used to report the investment. Additional information pertaining to these investments at March 31, 2011 and December 31, 2010 is presented below:

		Unfunded Commitment	Carrying Value		Stated Fund
(Dollars in Millions)	Asset Class	March 31, 2011	March 31, 2011	December 31, 2010	End Date
Reported as Equity Method Limited Liability
Investments at Cost Plus Cumulative Undistributed Earnings:
Tennenbaum Opportunities Fund V, LLC	Distressed Debt	$—	$95.2	$91.4	10/10/2016
Special Value Opportunity Fund, LLC	Distressed Debt	—	82.2	86.8	7/13/2014
Goldman Sachs Vintage Fund IV, L.P.	Secondary Transactions	23.0	56.3	58.9	12/31/2016
Special Value Continuation Fund, LLC	Distressed Debt	—	25.7	26.8	6/30/2016
NY Life Investment Management Mezzanine Partners II, LP	Mezzanine Debt	2.4	20.6	20.5	7/31/2016
BNY Mezzanine Partners L.P.	Mezzanine Debt	2.0	13.6	14.1	4/17/2016
Ziegler Meditech Equity Partners, LP	Growth Equity	2.3	13.9	10.4	1/31/2016
BNY-Alcentra Mezzanine Partners III, L.P.	Mezzanine Debt	40.2	3.8	4.5	2021-2022
Other Funds		4.3	14.7	14.6	Various

Total for Equity Method Limited Liability Investments		74.2	326.0	328.0

Reported as Other Equity Interests and Reported at Fair Value:
Highbridge Principal Strategies Fund L.P.	Mezzanine Debt	11.7	13.4	11.4	1/23/2018
Goldman Sachs Vintage Fund V, L.P.	Secondary Transaction	11.6	9.5	8.7	12/31/2018
Goldman Sachs Mezzanine Partners V, L.P.	Mezzanine Debt	15.9	7.4	8.4	12/31/2021
Other Funds		28.9	44.3	46.7	Various

Total Reported as Other Equity Interests and Reported at Fair Value		68.1	74.6	75.2

Total		$142.3	$400.6	$403.2

Interest and Other Expenses

Interest and Other Expenses was $19.7 million and $16.4 million for the three months ended March 31, 2011 and 2010, respectively. Interest and Other Expenses increased by $3.3 million for the three months ended March 31, 2011 compared to the same period in 2010, due primarily to higher levels of debt outstanding and higher postretirement benefit costs.

Income Taxes

The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions, and the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $13.0 million and $14.1 million for the three months ended March 31, 2011 and 2010, respectively. State income tax expense, net of federal benefit, was $0.5 million for the three months ended March 31, 2011. State income tax expense for the three months ended March 31, 2011 included a benefit of $1.2 million, net of federal taxes, for a decrease in the deferred tax asset valuation allowance related to Fireside Bank. State income tax expense, net of federal benefit, was $0.6 million for the three months ended March 31, 2010. State income tax expense for the three months ended March 31, 2010 included a benefit of $0.2 million, net of federal taxes, for a decrease in the deferred tax asset valuation allowance related to Fireside Bank.

Liquidity and Capital Resources

Unitrin has a three-year, $245 million, unsecured, revolving credit agreement, expiring October 30, 2012, with a group of financial institutions (the “2012 Credit Agreement”). The 2012 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2012 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Unitrin’s largest insurance subsidiaries, United Insurance Company of America and Trinity. Proceeds from advances under the 2012 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings under the 2012 Credit Agreement at either March 31, 2011 or December 31, 2010.

Various state insurance laws restrict the ability of Unitrin’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Unitrin’s direct insurance subsidiaries paid dividends consisting of $45.5 million in cash to Unitrin during the first quarter of 2011. Unitrin estimates that its direct insurance subsidiaries would be able to pay $139 million in dividends to Unitrin during the remainder of 2011. Such dividends will not require prior regulatory approval.

Unitrin’s subsidiary, Fireside Bank, is chartered as an industrial bank and is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“CDFI”). Fireside Bank has agreed not to pay dividends without the prior approval of the FDIC and the CDFI. At March 31, 2011, Fireside Bank had an $20 million undrawn line of credit with Unitrin. In April 2011, the line of credit was increased to $30 million. In April 2011, Fireside Bank used its cash and investments, cash flow from operations and $30 million of proceeds from its line of credit with Unitrin to redeem all remaining certificates of deposits, plus future interest of $6.9 million, that were outstanding at March 31, 2011. Fireside Bank has begun the process of surrendering its industrial bank charter. Upon completion of this process, Fireside Bank will cease to be regulated by the FDIC and CDFI, and accordingly, will be able to pay dividends and return capital to Unitrin without prior regulatory approval. Based on Fireside Bank’s estimated liquidity, it estimates that it will be able to fully repay the $30 million drawn under the line of credit by the end of the second quarter of 2011. Fireside Bank expects to return at least $265 million of capital to Unitrin.

On February 2, 2011, the Board of Directors approved a new repurchase program under which Unitrin is authorized to repurchase up to $300 million worth of its common stock. During the first quarter of 2011, Unitrin repurchased approximately 0.7 million shares of its common stock at an aggregate cost of $21.7 million in open market transactions.

Unitrin paid a quarterly dividend to shareholders of $0.24 per common share in the first quarter of 2011. Dividends paid were $14.7 million for the three months ended March 31, 2011.

Unitrin directly held cash and investments totaling $84.2 million at March 31, 2011, compared to $60.5 million at December 31, 2010. Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments, and the payment of interest on Unitrin’s senior notes include cash and investments directly held by Unitrin, receipt of dividends from Unitrin’s subsidiaries and borrowings under the 2012 Credit Agreement.

The primary sources of funds for Unitrin’s insurance subsidiaries are premiums, investment income and proceeds from the sales and maturity of investments. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Accordingly, during periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could either result in investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate

Liquidity and Capital Resources (continued)

levels of liquidity in the event that they experience several future catastrophic events over a relatively short period of time. The primary sources of funds for Fireside Bank are the repayments of automobile loans, interest on automobile loans, investment income and proceeds from the sales and maturity of investments. The primary uses of funds for Fireside Bank are the repayment of customer deposits, interest paid to depositors, general expenses and purchase of investments.

Net Cash Provided by Operating Activities increased by $47.7 million for the three months ended March 31, 2011, compared to the same period in 2010.

Net Cash Used by Financing Activities increased by $80.3 million for the three months ended March 31, 2011, compared to the same period in 2010. The Company has funded its Automobile Loan Receivables through the issuance of Certificates of Deposits. Net cash used by Repayments of Certificates of Deposits was $149.1 million for the three months ended March 31, 2011, compared to net cash used of $88.4 million for the same period in 2010. Unitrin used $18.3 million of cash during the first quarter of 2011 to repurchase shares of its common stock. Unitrin did not repurchase shares of its common stock during the same period in 2010. Unitrin used $14.7 million of cash to pay dividends for the three months ended March 31, 2011, compared to $13.7 million of cash used to pay dividends in the same period of 2010. The quarterly dividend rate was $0.24 per common share in the first quarter of 2011, compared $0.22 per common share in the same period of 2010.

Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Provided by Investing Activities decreased by $24.3 million for the three months ended March 31, 2011, compared to the same period of 2010. Purchases of Fixed Maturities exceeded Sales of Fixed Maturities by $21.1 million for the three months ended March 31, 2011, compared to $25.4 million in the same period of 2010. Sales of Equity Securities exceeded Purchases of Equity Securities by $28.5 million for the three months ended March 31, 2011. Purchases of Equity Securities exceeded Sales of Equity Securities by $1.2 million for the three months ended March 31, 2010. Net cash used by acquisitions of short-term investments was $12.9 million for the three months ended March 31, 2011, compared to net cash of $35.2 million provided by dispositions of short-term investments in the same period of 2010. The receipts from automobile loan receivables provided $73.6 million of cash for the three months ended March 31, 2011, compared to $103.5 million of cash provided in the same period of 2010.

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

The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the valuation of the reserve for loan losses, the assessment of recoverability of goodwill, the valuation of pension benefit obligations and the valuation of postretirement benefit obligations other than pensions. The Company’s critical accounting policies are described in the MD&A included in the 2010 Annual Report. There has been no material change, subsequent to December 31, 2010, to the information previously disclosed in the 2010 Annual Report with respect to these critical accounting estimates and the Company’s critical accounting policies.

Recently Issued Accounting Pronouncements

The Company did not adopt any new accounting standards in 2011. The Company has not yet adopted ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contract. ASU 2010-26 is discussed in Note 1, “Basis of Presentation” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q under the heading “Adoption of New Accounting Standards and Accounting Standards Not Yet Adopted.”

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

For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both March 31, 2011 and December 31, 2010 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Automobile Loan Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both March 31, 2011 and December 31, 2010. All other variables were held constant. For Certificates of Deposits and Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both March 31, 2011 and December 31, 2010. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at March 31, 2011 and December 31, 2010, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.95 and 0.96 at March 31, 2011 and

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

December 31, 2010, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended March 31, 2011 and December 31, 2010, respectively, and weighted on the fair value of such securities at March 31, 2011 and December 31, 2010, respectively. For equity securities without observable market inputs the Company assumed a beta of 1.00 at March 31, 2011 and December 31, 2010. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the fair values of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
March 31, 2011
Assets
Investments in Fixed Maturities	$4,491.9	$(322.4)	$—	$(322.4)
Investments in Equity Securities	511.7	(6.0)	(112.6)	(118.6)
Automobile Loan Receivables	279.1	(2.4)	—	(2.4)

Liabilities
Certificates of Deposits	$180.1	$0.2	$—	$0.2
Notes Payable	646.0	31.4	—	31.4

December 31, 2010
Assets
Investments in Fixed Maturities	$4,475.3	$(316.9)	$—	$(316.9)
Investments in Equity Securities	550.4	(6.9)	(125.4)	(132.3)
Automobile Loan Receivables	340.0	(3.1)	—	(3.1)

Liabilities
Certificates of Deposits	$336.6	$0.4	$—	$0.4
Notes Payable	628.0	31.6	—	31.6

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

Qualitative Information About Market Risk

Market risk is a broad term related to economic losses due to adverse changes in the fair value of a financial instrument and is inherent to all financial instruments. SEC disclosure rules focus on only one element of market risk - price risk. Price risk relates to changes in the level of prices due to changes in interest rates, equity prices, foreign exchange rates

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

or other factors that relate to market volatility of the rate, index, or price underlying the financial instrument. The Company’s primary market risk exposures are to changes in interest rates and equity prices.

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

Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition, as well as those discussed under Item 1A., Risk Factors, in the 2010 Annual Report.

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

Caution Regarding Forward-Looking Statements (continued)

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

Item 1. Legal Proceedings

Information concerning pending legal proceedings is incorporated herein by reference to Note 14, “Contingencies,” to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 1A. Risk Factors

There have been no significant changes in the risk factors included in Item 1A. of Part II of the 2010 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in Millions)
January 1 - January 31, 2011	—	N/A	—	$300.0
February 1 - February 28, 2011	229,815	$28.96	229,815	$293.3
March 1 - March 31, 2011	506,343	$29.70	506,343	$278.3

(1)	On February 2, 2011, Unitrin’s Board of Directors authorized the repurchase of up to $300 million of Unitrin’s common stock. The repurchase program does not have an expiration date.

The preceding table does not include shares withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under Unitrin’s stock option plans or shares withheld to satisfy tax withholding obligations on the vesting of awards under Unitrin’s restricted stock plan. During the quarter ended March 31, 2011, 2,170 shares were withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under Unitrin’s three stock option plans. No restricted stock vested during the quarter ended March 31, 2011.

Item 5. Other Information

On May 4, 2011, the Board of Directors approved a new form of stock option award agreement for the automatic grants of initial and annual awards to Unitrin’s non-employee directors under the Unitrin, Inc. 2011 Omnibus Equity Plan approved by Unitrin’s shareholders at the 2011 Annual Meeting on May 4, 2011. The new form of agreement, filed as an exhibit to this Quarterly Report on Form 10-Q, is substantially the same as the prior form of agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, except that it includes tandem stock appreciation rights and references to provisions of the new 2011 plan instead of the 1995 plan. In addition, the Board of Directors amended the Company’s Amended and Restated Bylaws, effective May 4, 2011, to revise Article III, Section 11 to change the minimum number of directors on board Committees from two to one.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Unitrin’s Annual Report on Form 10-K filed February 4, 2008).

3.2	Amended and Restated Bylaws.

4.1	Rights Agreement between Unitrin, Inc. and Computershare Trust Company, N.A. as successor Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, dated as of August 4, 2004 and amended May 4, 2006 and October 9, 2006. (Incorporated herein by reference to Exhibit 4.1 to Unitrin’s Quarterly Report on Form 10-Q filed August 3, 2009).

4.2	Indenture dated as of June 26, 2002, by and between Unitrin, Inc. and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.1 to Unitrin’s Current Report on Form 8-K filed May 14, 2007).

4.3	Officer’s Certificate, including form of Senior Note with respect to Unitrin’s 6.00% Senior Notes due May 15, 2017 (Incorporated herein by reference to Exhibit 4.2 to Unitrin’s Current Report on Form 8-K filed May 14, 2007).

4.4	Officers’ Certificate, including the form of Senior Note with respect to Unitrin’s 6.00% Senior Notes due November 30, 2015 (Incorporated herein by reference to Exhibit 4.2 to Unitrin’s Current Report on Form 8-K filed November 24, 2010).

10.1	Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.2 to Unitrin’s Annual Report on Form 10-K filed February 4, 2009).

10.2	Unitrin, Inc. 1997 Stock Option Plan, as amended and restated effective February 1, 2006.

10.3	Unitrin, Inc. 2002 Stock Option Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.4 to Unitrin’s Annual Report on Form 10-K filed February 4, 2009).

10.4	2005 Restricted Stock and Restricted Stock Unit Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.5 to Unitrin’s Annual Report on Form 10-K filed February 4, 2009).

10.5	Unitrin, Inc. 2011 Omnibus Equity Plan (Incorporated by reference to Appendix B to Unitrin’s Proxy Statement for the 2011 Annual Meeting of Shareholders filed March 28, 2011).

10.6	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006.

10.7	Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.7 to Unitrin’s Annual Report on Form 10-K filed February 4, 2009).

10.8	Form of Stock Option and SAR Agreement under the Unitrin, Inc. 1997 Stock Option Plan, as of February 1, 2006.

10.9	Form of Stock Option and SAR Agreement under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2006.

10.10	Form of Stock Option Agreement (including stock appreciation rights) under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2011 (Incorporated herein by reference to Exhibit 10.9 to Unitrin’s Annual Report on Form 10-K filed February 3, 2011).

Item 6. Exhibits (continued)

10.11	Form of Time-Vested Restricted Stock Award Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 1, 2011 (Incorporated herein by reference to Exhibit 10.10 to Unitrin’s Annual Report on Form 10-K filed February 3, 2011).

10.12	Form of Performance-Based Restricted Stock Award Agreement under the 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 1, 2011 (Incorporated herein by reference to Exhibit 10.11 to Unitrin’s Annual Report on Form 10-K filed February 3, 2011).

10.13	Form of Stock Option and SAR Agreement for Non-employee Directors under the Unitrin, Inc. 2011 Omnibus Equity Plan, as of May 4, 2011.

10.14	Unitrin, Inc. Pension Equalization Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.12 to Unitrin’s Annual Report on Form 10-K filed February 4, 2009).

10.15	Unitrin, Inc. Defined Contribution Supplemental Retirement Plan, effective January 1, 2008 (Incorporated herein by reference to Exhibit 10.13 to Unitrin’s Annual Report on Form 10-K filed February 4, 2009).

10.16	Unitrin, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.14 to Unitrin’s Annual Report on Form 10-K filed February 4, 2009) and Amendment No. 1 thereto, dated December 22, 2010 (Incorporated by reference to Exhibit 10.14 to Unitrin’s Annual Report on Form 10-K filed February 3, 2011).

10.17	Unitrin is a party to individual severance agreements (the form of which is incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed February 22, 2011), with the following executive officers:

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

10.18	Unitrin, Inc. Severance Plan, as amended and restated effective January 1, 2009 (Incorporated herein by reference to Exhibit 10.16 to Unitrin’s Annual Report on Form 10-K filed February 4, 2009).

10.19	Unitrin, Inc. 2009 Performance Incentive Plan, effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.1 to Unitrin’s Current Report on Form 8-K filed February 9, 2009).

10.20	Form of Annual Incentive Award Agreement under the Unitrin, Inc. 2009 Performance Incentive Plan, as of February 1, 2011 (Incorporated herein by reference to Exhibit 10.19 to Unitrin’s Annual Report on Form 10-K filed February 3, 2011).

10.21	Form of Multi-Year Incentive Award Agreement under the Unitrin, Inc. 2009 Performance Incentive Plan, as of February 1, 2011 (Incorporated herein by reference to Exhibit 10.19 to Unitrin’s Annual Report on Form 10-K filed February 3, 2011).

10.22	Unitrin is a party to individual Indemnification and Expense Advancement Agreements (the form of which is incorporated herein by reference to Exhibit 99.01 to Unitrin’s Current Report on Form 8-K filed March 27, 2009) with each of its directors.

Item 6. Exhibits (continued)

10.23	Credit Agreement, dated as of October 30, 2009, by and among Unitrin, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender, and JPMorgan Chase Bank, N.A., as syndication agent. (Incorporated by reference to Exhibit 10.21 to Unitrin’s Quarterly report on Form 10-Q filed November 2, 2009).

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

101.1	XBRL Instance

101.2	XBRL Taxonomy Extension Schema Document

101.3	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	XBRL Taxonomy Extension Label Linkbase Document

101.5	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unitrin, Inc.

Date: May 4, 2011	/s/ Donald G. Southwell
Donald G. Southwell
Chairman, President and
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2011	/s/ Dennis R. Vigneau
Dennis R. Vigneau
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2011	/s/ Richard Roeske
Richard Roeske
Vice President, Chief Accounting Officer (Principal Accounting Officer)