Form 10-Q
period 2011-06-30
UNITRIN INC
filed 2011-08-03
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2011
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from              to
Commission file number 0-18298
______________________________________________________
 Unitrin, Inc.
(Exact name of registrant as specified in its charter)
______________________________________________________

Delaware	95-4255452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One East Wacker Drive, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)
(312) 661-4600
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
______________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
60,459,691 shares of common stock, $0.10 par value, were outstanding as of July 31, 2011.

UNITRIN, INC.

UNITRIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Six Months Ended		Three Months Ended
	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Revenues:
Earned Premiums	$1,094.1	$1,159.6	$548.1	$578.1
Automobile Finance Revenues	28.3	57.3	12.8	26.7
Net Investment Income	164.6	162.6	83.0	81.8
Other Income	0.4	0.6	0.2	0.3
Net Realized Gains on Sales of Investments	32.4	7.4	17.9	2.9
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(1.7)	(10.3)	(1.3)	(4.1)
Portion of Losses Recognized in Other Comprehensive Income	—	2.2	—	(0.8)
Net Impairment Losses Recognized in Earnings	(1.7)	(8.1)	(1.3)	(4.9)
Total Revenues	1,318.1	1,379.4	660.7	684.9
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	869.4	836.2	477.1	419.1
Insurance Expenses	328.2	337.9	166.3	169.4
Automobile Finance Expenses (Recoveries)	(5.2)	33.6	(2.3)	15.2
Interest Expense on Certificates of Deposits	14.6	15.3	7.5	7.4
Interest and Other Expenses	40.6	33.8	20.9	17.4
Total Expenses	1,247.6	1,256.8	669.5	628.5
Income (Loss) from Continuing Operations before Income Taxes and Equity in Net Income (Loss) of Investee	70.5	122.6	(8.8)	56.4
Income Tax Benefit (Expense)	(16.2)	(36.0)	7.3	(16.8)
Income (Loss) from Continuing Operations before Equity in Net Income (Loss) of Investee	54.3	86.6	(1.5)	39.6
Equity in Net Income (Loss) of Investee	—	0.2	—	(0.5)
Income (Loss) from Continuing Operations	54.3	86.8	(1.5)	39.1
Discontinued Operations:
Income (Loss) from Discontinued Operations before Income Taxes	(1.1)	(1.3)	1.5	(2.1)
Income Tax Benefit (Expense)	0.4	0.5	(0.5)	0.8
Income (Loss) from Discontinued Operations	(0.7)	(0.8)	1.0	(1.3)
Net Income (Loss)	$53.6	$86.0	$(0.5)	$37.8
Income (Loss) from Continuing Operations Per Unrestricted Share:
Basic	$0.89	$1.39	$(0.03)	$0.63
Diluted	$0.89	$1.39	$(0.03)	$0.63
Net Income (Loss) Per Unrestricted Share:
Basic	$0.88	$1.38	$(0.01)	$0.61
Diluted	$0.88	$1.38	$(0.01)	$0.61
Dividends Paid to Shareholders Per Share	$0.48	$0.44	$0.24	$0.22

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	Jun 30, 2011	Dec 31, 2010
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2011 - $4,281.8; 2010 - $4,240.8)	$4,573.2	$4,475.3
Equity Securities at Fair Value (Cost: 2011 - $434.8; 2010 - $449.2)	503.0	550.4
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	325.3	328.0
Short-term Investments at Cost which Approximates Fair Value	274.5	402.9
Other Investments	497.2	494.2
Total Investments	6,173.2	6,250.8
Cash	123.8	117.2
Automobile Loan Receivables at Cost and Net of Reserve for Loan Losses (Fair Value: 2011 - $232.8; 2010 - $340.0)	232.6	337.6
Other Receivables	591.9	606.7
Deferred Policy Acquisition Costs	536.1	525.2
Goodwill	311.8	311.8
Current and Deferred Income Tax Assets	40.9	39.6
Other Assets	171.6	169.6
Total Assets	$8,181.9	$8,358.5
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,085.6	$3,063.7
Property and Casualty	1,101.2	1,118.7
Total Insurance Reserves	4,186.8	4,182.4
Certificates of Deposits at Cost (Fair Value: 2010 - $336.6)	—	321.4
Unearned Premiums	675.6	678.6
Liabilities for Income Taxes	25.1	15.1
Notes Payable at Amortized Cost (Fair Value: 2011 - $653.5; 2010 - $628.0)	610.2	609.8
Accrued Expenses and Other Liabilities	548.0	437.8
Total Liabilities	6,045.7	6,245.1
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 60,459,691 Shares Issued and Outstanding at June 30, 2011 and 61,066,587 Shares Issued and Outstanding at December 31, 2010	6.0	6.1
Paid-in Capital	744.2	751.1
Retained Earnings	1,210.5	1,198.8
Accumulated Other Comprehensive Income	175.5	157.4
Total Shareholders’ Equity	2,136.2	2,113.4
Total Liabilities and Shareholders’ Equity	$8,181.9	$8,358.5

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

UNITRIN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	Jun 30, 2011	Jun 30, 2010
Operating Activities:
Net Income	$53.6	$86.0
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(10.9)	(3.8)
Equity in Net Income of Investee before Taxes	—	(0.3)
Equity in Earnings of Equity Method Limited Liability Investments	(20.9)	(22.8)
Amortization of Investment Securities and Depreciation of Investment Real Estate	8.3	9.2
Net Realized Gains on Sales of Investments	(32.4)	(7.4)
Net Impairment Losses Recognized in Earnings	1.7	8.1
Provision for Loan Losses	(28.2)	2.9
Depreciation of Property and Equipment	6.8	6.2
Decrease in Other Receivables	12.3	28.2
Increase (Decrease) in Insurance Reserves	3.5	(34.6)
Decrease in Unearned Premiums	(3.0)	(24.9)
Change in Income Taxes	(2.4)	(14.5)
Increase in Accrued Expenses and Other Liabilities	15.4	5.1
Other, Net	17.4	12.6
Net Cash Provided by Operating Activities	21.2	50.0
Investing Activities:
Sales and Maturities of Fixed Maturities	371.6	260.8
Purchases of Fixed Maturities	(316.8)	(275.6)
Sales of Equity Securities	142.4	7.1
Purchases of Equity Securities	(103.9)	(37.0)
Sales of Former Investee	—	1.3
Acquisition and Improvements of Investment Real Estate	(2.9)	(1.7)
Sales of Investment Real Estate	0.2	—
Return of Investment of Equity Method Limited Liability Investments	35.7	16.2
Acquisitions of Equity Method Limited Liability Investments	(12.1)	(16.6)
Decrease in Short-term Investments	128.5	2.3
Receipts from Automobile Loan Receivables	133.6	189.6
Increase in Other Investments	(5.3)	(4.8)
Other, Net	(13.9)	(23.1)
Net Cash Provided by Investing Activities	357.1	118.5
Financing Activities:
Repayments of Certificates of Deposits	(321.8)	(173.6)
Common Stock Repurchases	(21.7)	(12.2)
Cash Dividends Paid to Shareholders	(29.2)	(27.5)
Cash Exercise of Stock Options	0.1	0.1
Excess Tax Benefits from Share-based Awards	0.1	0.1
Other, Net	0.8	1.7
Net Cash Used by Financing Activities	(371.7)	(211.4)
Increase (Decrease) in Cash	6.6	(42.9)
Cash, Beginning of Year	117.2	143.7
Cash, End of Period	$123.8	$100.8
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
Adoption of New Accounting Standards and Accounting Standards Not Yet Adopted
The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASUs”) to amend the authoritative literature in the FASB Accounting Standards Codification (“ASC”). The Company has not adopted any new accounting standards in 2011. There have been seven ASUs issued in 2011 that amend the original text of ASC. Except for ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements, described below, none of the ASUs issued in 2011 are expected to have an impact on the Company. ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which was issued in 2010 and also described below, is expected to have an impact on the Company.
In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The standard is effective for interim and annual reporting periods beginning after December 15, 2011, with earlier adoption permitted. The provisions of the new standard can be applied either prospectively or retrospectively. The standard amends ASC Topic 944, Financial Services—Insurance, and modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The Company is currently evaluating the impact of the new standard on the Company and the method of adoption.
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. The standard is effective for the first interim or annual period beginning on or after December 15, 2011. The new standard amends the existing fair value definition and enhances disclosure requirements. Other than the enhanced disclosure requirements, the Company does not anticipate that the adoption of the new standard will have a material impact on the Company.

Note 2 - Investments
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2011 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$461.3	$32.5	$(0.2)	$493.6
States and Political Subdivisions	1,779.6	69.5	(5.8)	1,843.3
Corporate Securities:
Bonds and Notes	1,956.3	196.0	(7.0)	2,145.3
Redeemable Preferred Stocks	78.4	5.6	—	84.0
Mortgage and Asset-backed	6.2	1.5	(0.7)	7.0
Investments in Fixed Maturities	$4,281.8	$305.1	$(13.7)	$4,573.2

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)

Included in the fair value of Mortgage and Asset-backed investments at June 30, 2011 are $4.1 million of collateralized debt obligations, $2.1 million of non-governmental residential mortgage-backed securities, $0.7 million of other asset-backed securities and $0.1 million of commercial mortgage-backed securities.

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
The estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2011, by contractual maturity, were:

(Dollars in Millions)
Due in One Year or Less	$93.9
Due after One Year to Five Years	466.6
Due after Five Years to Ten Years	957.5
Due after Ten Years	2,742.2
Asset-backed Securities Not Due at a Single Maturity Date	313.0
Investments in Fixed Maturities	$4,573.2

The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at June 30, 2011 consisted of securities issued by the Government National Mortgage Association with a fair value of $273.4 million, securities issued by the Federal National Mortgage Association with a fair value of $31.5 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $1.1 million and securities of other issuers with a fair value of $7.0 million.

Accrued Expenses and Other Liabilities at June 30, 2011 includes a payable of $90.2 million for purchases of Investments in Fixed Maturities that settled in July. There were no unsettled purchases of Investments in Fixed Maturities at December 31, 2010.

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at June 30, 2011 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$94.3	$4.4	$(0.1)	$98.6
Other Industries	18.2	2.4	(0.1)	20.5
Common Stocks:
Intermec	70.3	26.8	—	97.1
Manufacturing	63.6	15.0	—	78.6
Other Industries	38.8	7.1	(0.7)	45.2
Other Equity Interests:
Exchange Traded Funds	83.1	—	(0.2)	82.9
Limited Liability Companies and Limited Partnerships	66.5	14.5	(0.9)	80.1
Investments in Equity Securities	$434.8	$70.2	$(2.0)	$503.0

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2010 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$94.4	$3.5	$(0.2)	$97.7
Other Industries	20.0	7.6	(0.2)	27.4
Common Stocks:
Intermec	86.9	50.6	—	137.5
Manufacturing	75.3	14.6	(0.3)	89.6
Other Industries	37.3	6.6	(0.1)	43.8
Other Equity Interests:
Exchange Traded Funds	76.5	2.7	—	79.2
Limited Liability Companies and Limited Partnerships	58.8	17.6	(1.2)	75.2
Investments in Equity Securities	$449.2	$103.2	$(2.0)	$550.4

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)

An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at June 30, 2011 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$11.0	$(0.2)	$—	$—	$11.0	$(0.2)
States and Political Subdivisions	245.3	(3.9)	18.4	(1.9)	263.7	(5.8)
Corporate Securities:
Bonds and Notes	128.1	(2.6)	69.0	(4.4)	197.1	(7.0)
Redeemable Preferred Stocks	0.8	—	—	—	0.8	—
Mortgage and Asset-backed	0.1	—	3.6	(0.7)	3.7	(0.7)
Total Fixed Maturities	385.3	(6.7)	91.0	(7.0)	476.3	(13.7)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	—	2.3	(0.1)	2.3	(0.1)
Other Industries	1.7	—	2.8	(0.1)	4.5	(0.1)
Common Stocks:
Manufacturing	1.3	—	—	—	1.3	—
Other Industries	8.2	(0.7)	—	—	8.2	(0.7)
Other Equity Interests:
Exchange Traded Funds	44.2	(0.2)	—	—	44.2	(0.2)
Limited Liability Companies and Limited Partnerships	19.8	(0.6)	1.8	(0.3)	21.6	(0.9)
Total Equity Securities	75.2	(1.5)	6.9	(0.5)	82.1	(2.0)
Total	$460.5	$(8.2)	$97.9	$(7.5)	$558.4	$(15.7)

Unrealized losses on fixed maturities, which the Company has determined to be temporary at June 30, 2011, were $13.7 million, of which $7.0 million is related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at June 30, 2011 related to securities for which the Company has recognized credit losses in earnings in the preceding table under either the heading “Less Than 12 Months” or the heading “12 Months or Longer.” Included in the preceding table under the heading “12 Months or Longer” are unrealized losses of $0.1 million at June 30, 2011 related to securities for which the Company has previously recognized foreign currency losses in earnings. Investment-grade fixed maturity investments comprised $10.2 million and below-investment-grade fixed maturity investments comprised $3.5 million of the unrealized losses on investments in fixed maturities at June 30, 2011. Unrealized losses for below-investment-grade fixed maturities included unrealized losses totaling $0.1 million for 1 issuer that the Company previously recognized foreign currency impairment losses in earnings. For the other remaining below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 3% of the amortized cost basis of the investment. At June 30, 2011, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. The Company concluded that these impairments were temporary at June 30, 2011.

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The vast majority of the Company’s preferred stocks in an unrealized loss position at June 30, 2011 are perpetual preferred stocks of financial institutions and public utilities. The Company considers the debt-like characteristics of perpetual preferred stocks along with issuer ratings when evaluating impairment. All such preferred stocks paid dividends at the stated dividend rate during the twelve-month period preceding the evaluation date. The Company concluded that the declines in the fair values of these perpetual preferred stocks were temporary in nature, largely driven by market conditions, and since the Company intends to hold the securities until recovery, these investments were not considered to be other-than-temporarily impaired at June 30, 2011. The Company concluded that the unrealized losses on its investments in common stocks at June 30, 2011 were temporary based on the relative short length and magnitude of the losses. The Company’s investments in other equity interests include investments in limited liability partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. By the nature of their underlying investments, the Company believes that its investments in the limited liability partnerships also exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities were temporary at June 30, 2011.

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Unrealized losses on fixed maturities, which the Company determined to be temporary at December 31, 2010, were $32.2 million, of which $11.5 million is related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at December 31, 2010 related to securities for which the Company has recognized credit losses in earnings in the preceding table under either the heading “Less Than 12 Months” or the heading “12 Months or Longer.” Included in the preceding table under the heading “12 Months or Longer” are unrealized losses of $0.1 million at December 31, 2010 related to securities for which the Company has recognized foreign currency losses in earnings. Investment-grade fixed maturity investments comprised $28.1 million and below-investment-grade fixed maturity investments comprised $4.1 million of the unrealized losses on investments in fixed maturities at December 31, 2010. Unrealized losses for below-investment-grade fixed maturities included unrealized losses totaling $0.1 million for 1 issuer that the Company recognized foreign currency impairment losses in earnings for the year ended December 31, 2010. For the other remaining below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 4% of the amortized cost basis of the investment. At December 31, 2010, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. The Company concluded that these impairments were temporary at December 31, 2010.

The vast majority of the Company’s preferred stocks in an unrealized loss position at December 31, 2010 are perpetual preferred stocks of financial institutions and public utilities. The Company considers the debt-like characteristics of perpetual preferred stocks along with issuer ratings when evaluating impairment. All such preferred stocks paid dividends at the stated dividend rate during the twelve-month period preceding the evaluation date. The Company concluded that the declines in the fair values of these perpetual preferred stocks were temporary in nature, largely driven by market conditions, and since the Company intends to hold the securities until recovery, these investments were not considered to be other-than-temporarily

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)

impaired at December 31, 2010. The Company concluded that the unrealized losses on its investments in common stocks at December 31, 2010 were temporary based on the relative short length and magnitude of the losses. The Company’s investments in other equity interests include investments in limited liability partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. By the nature of their underlying investments, the Company believes that its investments in the limited liability partnerships also exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for impairment. Based on evaluations of the factors described above that the Company considers when determining whether a decline in the fair value of an investment in equity securities is other than temporary, the Company concluded that the declines in the fair values of the Company’s investments in equity securities were temporary at December 31, 2010.
The following table sets forth the pre-tax amount of other-than-temporary-impairment (“OTTI”) credit losses, recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of the dates indicated, for which a portion of the OTTI loss has been recognized in Accumulated Other Comprehensive Income, and the corresponding changes in such amounts.

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Balance at Beginning of Period	$2.4	$3.7	$2.3	$5.6
Additions for Previously Unrecognized OTTI Credit Losses	—	3.1	—	—
Increases to Previously Recognized OTTI Credit Losses	—	2.6	—	2.5
Reductions to Previously Recognized OTTI Credit Losses	(0.3)	(1.5)	(0.2)	(0.2)
Reductions due to Intent to Sell Investments	—	(2.5)	—	(2.5)
Balance at End of Period	$2.1	$5.4	$2.1	$5.4

The carrying values of the Company’s Other Investments at June 30, 2011 and December 31, 2010 were:

(Dollars in Millions)	Jun 30, 2011	Dec 31, 2010
Loans to Policyholders at Unpaid Principal	$243.7	$238.4
Real Estate at Depreciated Cost	247.9	249.9
Trading Securities at Fair Value	5.0	5.1
Other	0.6	0.8
Total	$497.2	$494.2

Note 3 - Automobile Loan Receivables
Automobile Loan Receivables consists of sub-prime loans, which are secured by automobiles, to residents of California and other western and midwestern states. Automobile Loan Receivables is stated net of unearned discount, loan fees and reserve for loan losses. The maximum original term for Sales Contracts and Loans at June 30, 2011 is approximately 72 months. The maximum remaining term of Sales Contracts and Loans at June 30, 2011 is approximately 47 months. There were no sales contracts originated in 2011 or 2010.
The components of Automobile Loan Receivables at June 30, 2011 and December 31, 2010 were:

(Dollars in Millions)	Jun 30, 2011	Dec 31, 2010
Sales Contracts and Loans Receivable	$255.7	$382.9
Unearned Discounts and Deferred Fees	(0.8)	(1.6)
Net Automobile Loan Receivables Outstanding	254.9	381.3
Reserve for Loan Losses	(22.3)	(43.7)
Automobile Loan Receivables	$232.6	$337.6

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Automobile Loan Receivables (continued)

Activity in the Reserve for Loan Losses for the six and three months ended June 30, 2011 and 2010 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Reserve for Loan Losses at Beginning of Period	$43.7	$83.3	$32.1	$74.7
Provision for Loan Losses	(28.2)	2.9	(14.4)	—
Net Recovery (Charge-off):
Automobile Loan Receivables Charged Off	(14.5)	(31.5)	(4.7)	(9.1)
Automobile Loan Receivables Recovered	21.3	20.1	9.3	9.2
Net Recovery (Charge-off)	6.8	(11.4)	4.6	0.1
Reserve for Loan Losses at End of Period	$22.3	$74.8	$22.3	$74.8

The Company used several quality indicators, including, but not limited to, Fair Isaac Corporation (“FICO”) credit scores, loan-to-value (“LTV”) ratios and residency of customers to underwrite its automobile loans and uses these indicators to monitor its automobile loan portfolio. The FICO score is a measure of the creditworthiness of a borrower. A lower FICO score, compared to a higher FICO score, represents a higher likelihood of default. The LTV ratio is a measure of the value of a loan to the value of the collateral at the time a loan is originated. In the event of default, loans with higher initial LTV ratios are more likely to result in greater charge-off, compared to loans with lower initial LTV ratios, because a greater portion of the loan is unsecured. Economic conditions may vary by state and impact the ability of borrowers to repay their loans. For example, the unemployment rate in the state of California has been higher than the national average for the past several years. The Company does not update the initial quality indicators, but rather monitors changes in the mix of its automobile loan portfolio by such quality indicators to assess whether or not its historical charge-off and recovery patterns used to estimate future charge-offs and recoveries should be adjusted.
Automobile Loan Receivables outstanding at June 30, 2011 and December 31, 2010 by initial FICO score were:

	Jun 30, 2011	Dec 31, 2010
Initial FICO Score Lower than 580	38.4%	38.9%
Initial FICO Score Greater than or Equal to 580 and Lower than 620	30.0	29.6
Initial FICO Score Greater than or Equal to 620	31.6	31.5
Total	100.0%	100.0%

Automobile Loan Receivables outstanding at June 30, 2011 and December 31, 2010 by initial LTV ratio were:

	Jun 30, 2011	Dec 31, 2010
Initial LTV Ratio Lower than 100%	21.7%	21.4%
Initial LTV Ratio Greater than or Equal to 100% and Lower than 120%	47.7	47.7
Initial LTV Ratio Greater than or Equal to 120%	30.6	30.9
Total	100.0%	100.0%

At both June 30, 2011 and December 31, 2010, approximately two-thirds of Fireside Bank’s automobile loan portfolio was concentrated in loans to borrowers residing in California.

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Casualty Insurance Reserves
Property and Casualty Insurance Reserve activity for the six months ended June 30, 2011 and 2010 was:

	Six Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010
Property and Casualty Insurance Reserves - Gross of Reinsurance at Beginning of Year	$1,118.7	$1,211.3
Less Reinsurance Recoverables at Beginning of Year	78.1	77.4
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	1,040.6	1,133.9
Incurred Losses and LAE Related to:
Current Year - Continuing Operations	705.0	662.8
Prior Years:
Continuing Operations	(11.9)	(16.1)
Discontinued Operations	0.3	0.1
Total Incurred Losses and LAE Related to Prior Years	(11.6)	(16.0)
Total Incurred Losses and LAE	693.4	646.8
Paid Losses and LAE Related to:
Current Year - Continuing Operations	375.4	343.8
Prior Years:
Continuing Operations	308.2	328.6
Discontinued Operations	17.0	23.9
Total Paid Losses and LAE Related to Prior Years	325.2	352.5
Total Paid Losses and LAE	700.6	696.3
Property and Casualty Insurance Reserves - Net of Reinsurance at End of Period	1,033.4	1,084.4
Plus Reinsurance Recoverable at End of Period	67.8	65.1
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$1,101.2	$1,149.5

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

For the six months ended June 30, 2011, the Company reduced its property and casualty insurance reserves by $11.6 million to recognize favorable development of losses and loss adjustment expenses (“LAE”) from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $10.3 million and commercial lines insurance losses and LAE reserves developed favorably by $1.3 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2010, 2009 and 2008 accident years.
For the six months ended June 30, 2010, the Company reduced its property and casualty insurance reserves by $16.0 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $16.5 million and commercial lines insurance losses and LAE reserves developed unfavorably by $0.5 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2009, 2008 and 2007 accident years.
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

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Certificates of Deposits
In the first quarter of 2011, Fireside Bank paid $0.6 million in incentives, in lieu of future interest, to certificate holders to voluntarily close their accounts in advance of their scheduled maturity dates. Fireside Bank redeemed $12.4 million of certificates of deposits in connection with such incentive offers.
In the first quarter of 2011, Fireside Bank also paid $85.2 million, plus $3.6 million of future interest payable through the respective maturity dates, to redeem and close certain certificates of deposits. In the second quarter of 2011, Fireside Bank paid $172.7 million, plus future interest payable of $6.9 million through the respective maturity dates, to redeem and close all certificates of deposits that remained outstanding at March 31, 2011.
Note 6 - Long-term Equity-based Compensation Plans
On May 4, 2011 Unitrin's shareholders approved the 2011 Omnibus Equity Plan (“Omnibus Plan”). The Omnibus Plan replaced the Company's previous employee stock option plans, director stock option plan and restricted stock plan (collectively, the “Prior Plans”). Awards previously granted under the Prior Plans remain outstanding in accordance with their original terms. Beginning May 4, 2011, equity-based compensation awards may only be granted under the Omnibus Plan. A maximum number of 10,000,000 shares of Unitrin common stock may be issued under the Omnibus Plan (the "Share Authorization"). As of June 30, 2011, there were 9,950,000 common shares available for future grants under the Omnibus Plan, of which 528,600 shares related to performance-based restricted stock awards outstanding under the Prior Plans were reserved for future grants.
The design of the Omnibus Plan provides for fungible use of shares to determine the number of shares available for future grants, with a fungible conversion factor of 3 to 1, such that the Share Authorization will be reduced at two different rates, depending upon the type of award granted. Each share of Unitrin common stock issued upon the exercise of stock options or stock appreciation rights will reduce the number of shares available for future grant under the Share Authorization by one share, while each share of Unitrin common stock issued pursuant to “full value awards” will reduce the number of shares available for future grant under the Share Authorization by three shares. “Full value awards” are awards, other than stock options or stock appreciation rights, that are settled by the issuance of shares of Unitrin common stock and include restricted stock, restricted stock units, performance shares, performance units, if settled with stock, and other stock-based awards.
Share-based compensation expense for all of the Company’s long-term equity-based compensation plans was $2.9 million and $2.5 million for the six months ended June 30, 2011 and 2010, respectively. Total unamortized compensation expense related to nonvested awards of such plans at June 30, 2011 was $7.2 million, which is expected to be recognized over a weighted-average period of 1.5 years.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The assumptions used in the Black-Scholes pricing model for options granted during the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended
	Jun 30, 2011			Jun 30, 2010
Range of Valuation Assumptions
Expected Volatility	41.34%	-	55.16%	40.55%	-	50.51%
Risk-free Interest Rate	1.30	-	2.87	1.91	-	3.20
Expected Dividend Yield	3.15	-	3.38	3.25	-	3.39
Weighted-Average Expected Life (in Years)
Employee Grants	3.5	-	7	4	-	7
Director Grants	6			6

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Long-term Equity-based Compensation Plans (continued)

Option and stock appreciation right activity for the six months ended June 30, 2011 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	4,004,546	$42.34
Granted	308,750	28.10
Exercised	(12,000)	19.43
Forfeited or Expired	(467,494)	46.72
Outstanding at End of Period	3,833,802	$40.73	4.55	$6.3
Vested and Expected to Vest at End of Period	3,796,343	$40.87	4.51	$6.2
Exercisable at End of Period	3,082,926	$44.44	3.53	$2.6

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2011 and 2010 were $9.12 per option and $7.70 per option, respectively. Total intrinsic value of stock options exercised was $0.1 million for the six months ended June 30, 2011. Cash received from option exercises and the total tax benefits realized for tax deductions from option exercises were insignificant for both the six months ended June 30, 2011 and 2010.

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
Activity related to nonvested restricted stock for the six months ended June 30, 2011 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	218,156	$23.72
Granted	123,075	33.25
Forfeited	(613)	22.07
Nonvested Balance at End of Period	340,618	$27.17

Restricted stock granted during the six months ended June 30, 2011 includes 57,600 shares of time-vested restricted stock and 65,475 shares of performance-based restricted stock. The nonvested balance of restricted stock at June 30, 2011 was comprised of 164,418 shares of time-vested restricted stock and 176,200 shares of performance-based restricted stock. The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based shares was 176,200 shares (as "full value awards," the equivalent of 528,600 shares under the Share Authorization) at June 30, 2011. No restricted stock vested during the six months ended June 30, 2011.

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Restructuring Expenses
Activity related to restructuring costs for the six months ended June 30, 2011 is presented below:

(Dollars in Millions)	Fireside Bank	Unitrin Direct	All Other Segments	Total
Liability at Beginning of Year:
Employee Termination Costs	$5.7	$0.6	$—	$6.3
Early Lease Termination Costs	—	0.1	—	0.1
Liability at Beginning of Year	5.7	0.7	—	6.4
Expenses Incurred:
Employee Termination Costs	2.8	0.4	0.4	3.6
Early Lease Termination Costs	—	1.3	—	1.3
Total Expenses Incurred	2.8	1.7	0.4	4.9
Payments of:
Employee Termination Costs	0.6	0.7	0.4	1.7
Early Lease Termination Costs	—	0.1	—	0.1
Total Payments	0.6	0.8	0.4	1.8
Liability at End of Period:
Employee Termination Costs	7.9	0.3	—	8.2
Early Lease Termination Costs	—	1.3	—	1.3
Liability at End of Period	$7.9	$1.6	$—	$9.5

Employee termination costs are accrued and recognized as expense over the employee’s expected service period. Unrecognized employee termination costs were $5.2 million at June 30, 2011, of which $1.8 million is expected to be expensed in the remainder of 2011 and $3.4 million is expected to be expensed in 2012 and thereafter.

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Restructuring Expenses (continued)

Activity related to restructuring costs for the six months ended June 30, 2010 is presented below:

(Dollars in Millions)	Fireside Bank	Unitrin Direct	All Other Segments	Total
Liability at Beginning of Year:
Employee Termination Costs	$2.8	$1.4	$0.2	$4.4
Early Lease Termination Costs	0.2	0.6	—	0.8
Other Associated Costs	—	—	—	—
Liability at Beginning of Year	3.0	2.0	0.2	5.2
Expenses Incurred:
Employee Termination Costs	1.7	0.5	0.2	2.4
Early Lease Termination Costs	—	—	—	—
Other Associated Costs	0.1	—	—	0.1
Total Expenses Incurred	1.8	0.5	0.2	2.5
Payments of:
Employee Termination Costs	0.3	1.2	0.4	1.9
Early Lease Termination Costs	0.2	0.2	—	0.4
Other Associated Costs	0.1	—	—	0.1
Total Payments	0.6	1.4	0.4	2.4
Liability at End of Period:
Employee Termination Costs	4.2	0.7	—	4.9
Early Lease Termination Costs	—	0.4	—	0.4
Other Associated Costs	—	—	—	—
Liability at End of Period	$4.2	$1.1	$—	$5.3

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Income (Loss) from Continuing Operations Per Unrestricted Share
The Company’s awards of restricted stock contain a right to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income (Loss) from Continuing Operations Per Unrestricted Share and Diluted Income (Loss) from Continuing Operations Per Unrestricted Share for the six and three months ended June 30, 2011 and 2010 is as follows:

	Six Months Ended		Three Months Ended
	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
(Dollars in Millions)
Income (Loss) from Continuing Operations	$54.3	$86.8	$(1.5)	$39.1
Less Income from Continuing Operations Attributed to Restricted Shares	0.2	0.4	—	0.2
Income (Loss) from Continuing Operations Attributed to Unrestricted Shares	54.1	86.4	(1.5)	38.9
Dilutive Effect on Income of Unitrin Share-based Compensation Equivalent Shares	—	—	—	—
Diluted Income (Loss) from Continuing Operations Attributed to Unrestricted Shares	$54.1	$86.4	$(1.5)	$38.9
(Shares in Thousands)
Weighted-Average Unrestricted Shares Outstanding	60,398.1	62,070.0	60,118.7	61,985.2
Unitrin Share-based Compensation Equivalent Shares	115.4	90.1	—	98.9
Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	60,513.5	62,160.1	60,118.7	62,084.1
(Per Unrestricted Share in Whole Dollars)
Basic Income (Loss) from Continuing Operations Per Unrestricted Share	$0.89	$1.39	$(0.03)	$0.63
Diluted Income (Loss) from Continuing Operations Per Unrestricted Share	$0.89	$1.39	$(0.03)	$0.63

Options outstanding to purchase 3.4 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the six months ended June 30, 2011 because their exercise prices exceeded the average market price. Options outstanding to purchase 3.4 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended June 30, 2011, because the effect of inclusion would be anti-dilutive and their exercise prices exceeded the average market price. Options outstanding to purchase 4.3 million and 4.1 million shares of Unitrin common stock were excluded from the computation of Unitrin Share-based Compensation Equivalent Shares and Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the six and three months ended June 30, 2010, respectively, because their exercise prices exceeded the average market price.

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Other Comprehensive Income and Accumulated Other Comprehensive Income
Other Comprehensive Income for the six and three months ended June 30, 2011 and 2010 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$54.0	$166.7	$66.9	$122.4
Reclassification Adjustment for Amounts Included in Net Income	(30.7)	(0.9)	(17.0)	0.1
Unrealized Holding Gains (Losses)	23.3	165.8	49.9	122.5
Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	0.6	(2.1)	0.2	(1.3)
Reclassification Adjustment for Amounts Included in Net Income	—	2.1	—	2.1
Foreign Currency Translation Adjustments	0.6	—	0.2	0.8
Equity in Other Comprehensive Income (Loss) of Investee	—	(5.0)	—	(0.6)
Amortization of Unrecognized Postretirement Benefit Costs	4.4	0.6	2.5	0.6
Other Comprehensive Income (Loss) Before Income Taxes	28.3	161.4	52.6	123.3
Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	(19.2)	(59.1)	(23.7)	(43.3)
Reclassification Adjustment for Amounts Included in Net Income	10.8	0.4	6.0	0.1
Unrealized Holding Gains and Losses	(8.4)	(58.7)	(17.7)	(43.2)
Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	(0.2)	0.8	(0.1)	0.5
Reclassification Adjustment for Amounts Included in Net Income	—	(0.8)	—	(0.8)
Foreign Currency Translation Adjustment	(0.2)	—	(0.1)	(0.3)
Equity in Other Comprehensive Income of Investee	—	1.7	—	0.2
Amortization of Unrecognized Postretirement Benefit Costs	(1.6)	(0.2)	(0.9)	(0.2)
Income Tax Benefit (Expense)	(10.2)	(57.2)	(18.7)	(43.5)
Other Comprehensive Income	$18.1	$104.2	$33.9	$79.8

Total Comprehensive Income was $71.7 million and $33.4 million for the six and three months ended June 30, 2011, respectively. Total Comprehensive Income was $190.2 million and $117.6 million for the six and three months ended June 30, 2010, respectively.

The components of Accumulated Other Comprehensive Income at June 30, 2011 and December 31, 2010 were:

(Dollars in Millions)	Jun 30, 2011	Dec 31, 2010
Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$1.9	$0.8
Other Unrealized Gains on Investments	230.6	216.8
Foreign Currency Translation Adjustments, Net of Income Taxes	(0.2)	(0.6)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(56.8)	(59.6)
Accumulated Other Comprehensive Income	$175.5	$157.4

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Income Taxes
Current and Deferred Income Tax Assets at June 30, 2011 and December 31, 2010 were:

(Dollars in Millions)	Jun 30, 2011	Dec 31, 2010
Current Income Tax Assets	$40.1	$39.3
Deferred Income Tax Assets	8.1	9.4
Valuation Allowance for State Income Taxes	(7.3)	(9.1)
Current and Deferred Income Tax Assets	$40.9	$39.6

The components of Liabilities for Income Taxes at June 30, 2011 and December 31, 2010 were:

(Dollars in Millions)	Jun 30, 2011	Dec 31, 2010
Deferred Income Tax Liabilities	$17.7	$7.3
Unrecognized Tax Benefits	7.4	7.8
Liabilities for Income Taxes	$25.1	$15.1

Income taxes paid, net of income tax refunds of $24.9 million, were $18.1 million for the six months ended June 30, 2011. Income taxes paid were $49.9 million for the six months ended June 30, 2010.
Note 11 - Pension Benefits and Postretirement Benefits Other Than Pensions
The components of Pension Expense for the six and three months ended June 30, 2011 and 2010 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Service Cost on Benefits Earned	$5.1	$4.5	$2.5	$2.0
Interest Cost on Projected Benefit Obligation	11.5	11.2	5.8	5.7
Expected Return on Plan Assets	(12.2)	(11.8)	(6.1)	(5.9)
Net Amortization and Deferral	4.7	1.1	2.6	0.7
Total Pension Expense	$9.1	$5.0	$4.8	$2.5

The components of Postretirement Benefits Other than Pensions Expense for the six and three months ended June 30, 2011 and 2010 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Service Cost on Benefits Earned	$0.1	$0.1	$0.1	$0.1
Interest Cost on Projected Benefit Obligation	0.9	1.0	0.4	0.5
Net Amortization and Deferral	(0.3)	(0.5)	(0.1)	(0.1)
Total Postretirement Benefits Other than Pensions Expense	$0.7	$0.6	$0.4	$0.5

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Business Segments
Segment Revenues for the six and three months ended June 30, 2011 and 2010 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Revenues:
Kemper:
Earned Premiums	$426.3	$445.3	$214.4	$222.9
Net Investment Income	29.7	26.3	15.6	13.9
Other Income	0.1	0.2	—	0.1
Total Kemper	456.1	471.8	230.0	236.9
Unitrin Specialty:
Earned Premiums	225.7	242.9	113.3	120.5
Net Investment Income	13.1	12.8	6.8	6.7
Other Income	0.2	0.3	0.1	0.1
Total Unitrin Specialty	239.0	256.0	120.2	127.3
Unitrin Direct:
Earned Premiums	117.4	149.0	57.5	73.0
Net Investment Income	11.0	11.2	5.6	5.9
Other Income	—	0.1	—	0.1
Total Unitrin Direct	128.4	160.3	63.1	79.0
Life and Health Insurance:
Earned Premiums	324.7	322.4	162.9	161.7
Net Investment Income	105.4	104.6	52.4	51.3
Other Income	0.1	—	0.1	—
Total Life and Health Insurance	430.2	427.0	215.4	213.0
Fireside Bank:
Automobile Finance Revenues	28.3	57.3	12.8	26.7
Net Investment Income	0.5	1.0	0.1	0.5
Total Fireside Bank	28.8	58.3	12.9	27.2
Total Segment Revenues	1,282.5	1,373.4	641.6	683.4
Net Realized Gains on Sales of Investments	32.4	7.4	17.9	2.9
Net Impairment Losses Recognized in Earnings	(1.7)	(8.1)	(1.3)	(4.9)
Other	4.9	6.7	2.5	3.5
Total Revenues	$1,318.1	$1,379.4	$660.7	$684.9

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Business Segments (continued)

Segment Operating Profit (Loss) for the six and three months ended June 30, 2011 and 2010 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Segment Operating Profit (Loss):
Kemper	$(40.0)	$36.9	$(54.2)	$17.6
Unitrin Specialty	11.1	15.0	6.0	7.5
Unitrin Direct	(15.6)	(0.2)	(8.2)	0.9
Life and Health Insurance	83.5	74.0	32.7	33.5
Fireside Bank	19.3	9.4	7.6	4.6
Total Segment Operating Profit (Loss)	58.3	135.1	(16.1)	64.1
Net Realized Gains on Sales of Investments	32.4	7.4	17.9	2.9
Net Impairment Losses Recognized in Earnings	(1.7)	(8.1)	(1.3)	(4.9)
Other Expense, Net	(18.5)	(11.8)	(9.3)	(5.7)
Income (Loss) from Continuing Operations before Income Taxes and Equity in Net Income (Loss) of Investee	$70.5	$122.6	$(8.8)	$56.4

Segment Net Income (Loss) for the six and three months ended June 30, 2011 and 2010 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Segment Net Income (Loss):
Kemper	$(21.7)	$28.1	$(33.0)	$13.5
Unitrin Specialty	9.1	11.8	4.9	6.0
Unitrin Direct	(8.5)	0.5	(4.7)	0.4
Life and Health Insurance	53.6	47.9	20.9	21.5
Fireside Bank	13.0	5.7	5.0	2.7
Total Segment Net Income (Loss)	45.5	94.0	(6.9)	44.1
Unallocated Net Income (Loss) From:
Net Realized Gains on Sales of Investments	21.0	4.8	11.6	1.9
Net Impairment Losses Recognized in Earnings	(1.0)	(5.3)	(0.7)	(3.2)
Other Expense, Net	(11.2)	(6.9)	(5.5)	(3.2)
Income (Loss) from Continuing Operations before Equity in Net Income (Loss) of Investee	54.3	86.6	(1.5)	39.6
Equity in Net Income (Loss) of Investee	—	0.2	—	(0.5)
Income (Loss) from Continuing Operations	$54.3	$86.8	$(1.5)	$39.1

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Business Segments (continued)

Earned Premiums by product line for the six and three months ended June 30, 2011 and 2010 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Life	$199.1	$199.5	$99.7	$100.0
Accident and Health	82.7	80.0	41.5	40.1
Property and Casualty:
Personal Lines:
Automobile	573.3	639.1	286.2	316.9
Homeowners	149.8	148.6	75.7	74.5
Other Personal	69.5	69.8	35.1	35.5
Total Personal Lines	792.6	857.5	397.0	426.9
Commercial Automobile	19.7	22.6	9.9	11.1
Total Earned Premiums	$1,094.1	$1,159.6	$548.1	$578.1

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

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements (continued)

The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at June 30, 2011 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$140.4	$353.2	$—	$493.6
States and Political Subdivisions	—	1,843.3	—	1,843.3
Corporate Securities:
Bonds and Notes	—	1,970.5	174.8	2,145.3
Redeemable Preferred Stocks	—	77.6	6.4	84.0
Mortgage and Asset-backed	—	6.7	0.3	7.0
Total Investments in Fixed Maturities	140.4	4,251.3	181.5	4,573.2
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	98.6	—	98.6
Other Industries	—	16.0	4.5	20.5
Common Stocks:
Intermec	97.1	—	—	97.1
Manufacturing	72.0	5.0	1.6	78.6
Other Industries	42.8	—	2.4	45.2
Other Equity Interests:
Exchange Traded Funds	82.9	—	—	82.9
Limited Liability Companies and Limited Partnerships	—	—	80.1	80.1
Total Investments in Equity Securities	294.8	119.6	88.6	503.0
Other Investments:
Trading Securities	5.0	—	—	5.0
Total	$440.2	$4,370.9	$270.1	$5,081.2

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements (continued)

The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at December 31, 2010 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$281.0	$255.9	$—	$536.9
States and Political Subdivisions	—	1,792.8	—	1,792.8
Corporate Securities:
Bonds and Notes	—	1,902.8	146.2	2,049.0
Redeemable Preferred Stocks	—	83.8	4.5	88.3
Mortgage and Asset-backed	—	7.9	0.4	8.3
Total Investments in Fixed Maturities	281.0	4,043.2	151.1	4,475.3
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	97.7	—	97.7
Other Industries	—	17.0	10.4	27.4
Common Stocks:
Intermec	137.5	—	—	137.5
Manufacturing	82.9	4.7	2.0	89.6
Other Industries	41.5	—	2.3	43.8
Other Equity Interests:
Exchange Traded Funds	79.2	—	—	79.2
Limited Liability Companies and Limited Partnerships	—	—	75.2	75.2
Total Investments in Equity Securities	341.1	119.4	89.9	550.4
Other Investments:
Trading Securities	5.1	—	—	5.1
Total	$627.2	$4,162.6	$241.0	$5,030.8

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

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements (continued)

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
At June 30, 2011, the Company had unfunded commitments to invest an additional $67.5 million in certain private equity and mezzanine debt funds which will be included in Other Equity Interests.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the six months ended June 30, 2011 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$146.2	$4.5	$0.4	$14.7	$75.2	$241.0
Total Gains (Losses):
Included in Condensed Consolidated Statement of Operations	0.4	—	—	4.7	—	5.1
Included in Other Comprehensive Income	1.4	1.9	—	(5.3)	(2.9)	(4.9)
Purchases	56.0	—	—	0.5	15.6	72.1
Settlements	(28.7)	—	(0.1)	(0.4)	(7.8)	(37.0)
Sales	(0.5)	—	—	(5.7)	—	(6.2)
Balance at End of Period	$174.8	$6.4	$0.3	$8.5	$80.1	$270.1

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended June 30, 2011 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$168.2	$5.4	$0.4	$11.8	$74.6	$260.4
Total Gains (Losses):
Included in Condensed Consolidated Statement of Operations	0.4	—	—	3.2	—	3.6
Included in Other Comprehensive Income	0.2	1.0	—	(3.0)	(0.6)	(2.4)
Purchases	23.6	—	—	0.2	8.1	31.9
Settlements	(17.6)	—	(0.1)	(0.4)	(2.0)	(20.1)
Sales	—	—	—	(3.3)	—	(3.3)
Balance at End of Period	$174.8	$6.4	$0.3	$8.5	$80.1	$270.1

The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no significant transfers into or out of Levels 1, 2 or 3 for the six and three months ended June 30, 2011.

Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the six months ended June 30, 2010 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$124.8	$70.1	$4.9	$14.0	$39.1	$252.9
Total Gains (Losses):
Included in Condensed Consolidated Statement of Operations	(3.9)	(2.4)	—	—	—	(6.3)
Included in Other Comprehensive Income	6.8	(1.1)	(1.1)	2.1	4.2	10.9
Purchases	4.2	0.2	—	0.1	9.1	13.6
Settlements	(8.9)	—	(0.2)	(0.8)	(0.9)	(10.8)
Sales	(1.4)	—	—	—	—	(1.4)
Transfers Into Level 3 from Level 2	—	—	1.3	—	—	1.3
Transfers Out of Level 3 to Level 2	—	—	(4.4)	—	—	(4.4)
Balance at End of Period	$121.6	$66.8	$0.5	$15.4	$51.5	$255.8

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Fair Value Measurements (continued)

Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended June 30, 2010 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$123.0	$66.8	$4.0	$15.8	$47.1	$256.7
Total Gains (Losses):
Included in Condensed Consolidated Statement of Operations	(3.2)	(0.6)	—	—	(0.1)	(3.9)
Included in Other Comprehensive Income	7.3	0.6	(0.3)	(0.1)	2.9	10.4
Purchases	3.8	—	—	0.1	2.0	5.9
Settlements	(7.9)	—	(0.1)	(0.4)	(0.4)	(8.8)
Sales	(1.4)	—	—	—	—	(1.4)
Transfers Into Level 3 from Level 2	—	—	1.3	—	—	1.3
Transfers Out of Level 3 to Level 2	—	—	(4.4)	—	—	(4.4)
Balance at End of Period	$121.6	$66.8	$0.5	$15.4	$51.5	$255.8

There were no significant transfers between Levels 1 and 2 or Levels 1 and 3 for the six and three months ended June 30, 2010.
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

UNITRIN, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 15 - Related Parties
One of Unitrin’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. Unitrin’s subsidiary, Trinity Universal Insurance Company (“Trinity”), had $110.9 million in assets managed by FS&C at June 30, 2011, under an agreement with FS&C whereby FS&C provides investment management services with respect to certain assets of Trinity for a fee based on the fair market value of the assets under management. Such agreement is terminable by either party at any time upon 30 days advance written notice. Investment expenses incurred in connection with such agreement were $0.2 million and $0.1 million for the six and three months ended June 30, 2011, respectively. Investment expenses incurred in connection with such agreement were insignificant for the six and three months ended June 30, 2010.
FS&C also provides investment management services with respect to certain funds of the Company’s defined benefit pension plan. At June 30, 2011, the Company’s defined benefit pension plan had $105.9 million in assets managed by FS&C. Investment expenses in connection with such agreement were $0.1 million for the six months ended June 30, 2011.
With respect to the Company’s defined contribution plans, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. Participants in the Company’s defined contribution plans had allocated $19.4 million for investment in the Dreyfus Appreciation Fund at June 30, 2011, representing 6.4% of the total amount invested in the Company’s defined contribution plans at June 30, 2011.
The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income
Net Income was $53.6 million ($0.88 per unrestricted common share) for the six months ended June 30, 2011, compared to Net Income of $86.0 million ($1.38 per unrestricted common share) for the same period in 2010. Net Loss was $0.5 million ($0.01 per unrestricted common share) for the three months ended June 30, 2011, compared to Net Income of $37.8 million ($0.61 per unrestricted common share) for the same period in 2010.
Income from Continuing Operations was $54.3 million ($0.89 per unrestricted common share) for the six months ended June 30, 2011, compared to $86.8 million ($1.39 per unrestricted common share) for the same period in 2010. Loss from Continuing Operations was $1.5 million ($0.03 per unrestricted common share) for the three months ended June 30, 2011, compared to Income from Continuing Operations of $39.1 million ($0.63 per unrestricted common share) for the same period in 2010.
A reconciliation of Segment Net Income (Loss) to Net Income (Loss) for the six and three months ended June 30, 2011 and 2010 is presented below:

	Six Months Ended			Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Increase (Decrease)	Jun 30, 2011	Jun 30, 2010	Increase (Decrease)
Segment Net Income (Loss):
Kemper	$(21.7)	$28.1	$(49.8)	$(33.0)	$13.5	$(46.5)
Unitrin Specialty	9.1	11.8	(2.7)	4.9	6.0	(1.1)
Unitrin Direct	(8.5)	0.5	(9.0)	(4.7)	0.4	(5.1)
Life and Health Insurance	53.6	47.9	5.7	20.9	21.5	(0.6)
Fireside Bank	13.0	5.7	7.3	5.0	2.7	2.3
Total Segment Net Income (Loss)	45.5	94.0	(48.5)	(6.9)	44.1	(51.0)
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	21.0	4.8	16.2	11.6	1.9	9.7
Net Impairment Losses Recognized in Earnings	(1.0)	(5.3)	4.3	(0.7)	(3.2)	2.5
Other Expense, Net	(11.2)	(6.9)	(4.3)	(5.5)	(3.2)	(2.3)
Income (Loss) from Continuing Operations before Equity in Net Income (Loss) of Investee	54.3	86.6	(32.3)	(1.5)	39.6	(41.1)
Equity in Net Income (Loss) of Investee	—	0.2	(0.2)	—	(0.5)	0.5
Income (Loss) from Continuing Operations	54.3	86.8	(32.5)	(1.5)	39.1	(40.6)
Income (Loss) from Discontinued Operations	(0.7)	(0.8)	0.1	1.0	(1.3)	2.3
Net Income (Loss)	$53.6	$86.0	$(32.4)	$(0.5)	$37.8	$(38.3)
Revenues
Earned Premiums were $1,094.1 million and $1,159.6 million for the six months ended June 30, 2011 and 2010, respectively, a decrease of $65.5 million. Earned Premiums were $548.1 million and $578.1 million for the three months ended June 30, 2011 and 2010, respectively, a decrease of $30.0 million. Earned Premiums decreased in the Unitrin Direct, Kemper and Unitrin Specialty segments.
Automobile Finance Revenues decreased by $29.0 million and $13.9 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010, due to Fireside Bank’s execution of its ongoing plan to exit the automobile finance business.

Summary of Results (continued)
Net Investment Income increased by $2.0 million for the six months ended June 30, 2011, compared to the same period in 2010, due primarily to higher net investment income from Dividends on Equity Securities, partially offset by lower investment income from certain Equity Method Limited Liability Investments and lower interest and dividends from Investments in Fixed Maturities. Net Investment Income increased by $1.2 million for the three months ended June 30, 2011, compared to the same period in 2010, due primarily to higher net investment income from Dividends on Equity Securities and, to a lesser extent, higher interest and dividends from Investments in Fixed Maturities, partially offset by lower investment income from certain Equity Method Limited Liability Investments.
Net Realized Gains on Sales of Investments were $32.4 million and $17.9 million for the six and three months ended June 30, 2011, respectively, compared to $7.4 million and $2.9 million for the same periods in 2010. Net Impairment Losses Recognized in Earnings were $1.7 million and $1.3 million for the six and three months ended June 30, 2011, respectively, compared to $8.1 million and $4.9 million for the same periods in 2010, resulting from other than temporary declines in fair values of investments. The Company cannot predict if or when similar investment gains or losses may occur in the future.
Catastrophes
Catastrophe losses and LAE (excluding loss and LAE reserve development) from continuing operations were $114.0 million and $104.3 million for the six and three months ended June 30, 2011, respectively, compared to $43.8 million and $27.8 million for the same periods in 2010. Catastrophe losses and LAE (excluding loss and LAE reserve development) by business segment for the six and three months ended June 30, 2011 and 2010 are presented below:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Kemper	$96.9	$38.6	$87.9	$23.0
Unitrin Specialty	3.0	2.3	2.9	2.2
Unitrin Direct	4.0	0.7	3.9	0.5
Life and Health Insurance	10.1	2.2	9.6	2.1
Total Catastrophe Losses and LAE	$114.0	$43.8	$104.3	$27.8

In the second quarter of 2011, the United States experienced a high volume of spring storms, including a record level of tornadoes in April. The Company continues to investigate and settle claims from these spring storms, some of which are classified as catastrophes.

Loss and LAE Reserve Development
Increases (Decreases) in the Company's property and casualty loss and LAE reserves for the six and three months ended June 30, 2011 and 2010 to recognize adverse (favorable) loss and LAE reserve development from prior accident years is presented below:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Kemper:
Non-catastrophe	$(3.7)	$(10.7)	$(2.6)	$(4.1)
Catastrophe	(2.3)	(3.9)	(2.0)	(2.3)
Total	(6.0)	(14.6)	(4.6)	(6.4)
Unitrin Specialty
Non-catastrophe	(3.8)	3.0	(1.9)	1.7
Catastrophe	0.1	0.1	—	—
Total	(3.7)	3.1	(1.9)	1.7
Unitrin Direct
Non-catastrophe	(1.0)	(7.3)	(0.9)	(3.5)
Catastrophe	0.4	0.2	0.1	—
Total	(0.6)	(7.1)	(0.8)	(3.5)
Life and Health Insurance
Non-catastrophe	(0.9)	0.4	(0.2)	—
Catastrophe	(0.7)	2.1	(0.5)	2.8
Total	(1.6)	2.5	(0.7)	2.8
Increase (Decrease) in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	(9.4)	(14.6)	(5.6)	(5.9)
Catastrophe	(2.5)	(1.5)	(2.4)	0.5
Increase (Decrease) in Total Loss and LAE Reserve Related to Prior Years	$(11.9)	$(16.1)	$(8.0)	$(5.4)
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

Non-GAAP Financial Measures
The following discussions for the Kemper, Unitrin Specialty and Unitrin Direct segments use the non-GAAP financial measures of (i) Underlying Losses and LAE and (ii) Underlying Combined Ratio. Underlying Losses and LAE (also referred to in the discussion as “Current Year Non-catastrophe Losses and LAE”) exclude the impact of catastrophe losses, and loss and LAE reserve development from the Company’s Incurred Losses and LAE, which is the most directly comparable GAAP financial measure. The Underlying Combined Ratio is computed by adding the Current Year Non-catastrophe Losses and LAE Ratio with the Incurred Expense Ratio. The most directly comparable GAAP financial measure is the combined ratio, which uses total incurred losses and LAE, including the impact of catastrophe losses, and loss and LAE reserve development. The Company believes Underlying Losses and LAE and the Underlying Combined Ratio is useful to investors and is used by management to reveal the trends in our Property and Casualty businesses that may be obscured by catastrophe losses and prior year reserve development. These catastrophe losses may cause our loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on incurred losses and LAE and the combined ratio. Prior year reserve developments are caused by unexpected loss development on historical reserves. Because reserve development relates to the re-estimation of losses from earlier periods, it has no bearing on the performance of our insurance products in the current period. The Company believes it is useful for investors to evaluate these components separately and in the aggregate when reviewing our underwriting performance. The discussion of the Unitrin Direct segment also uses the non-GAAP financial measure of Underwriting Profit. Underwriting Profit is a measure of profitability before tax commonly used by insurance companies to measure the profits directly related to earned premiums. Accordingly, Underwriting Profit excludes net investment income, whereas Operating Profit, the directly comparable GAAP financial measure, includes net investment income.
These non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall underwriting profitability of our business.

Kemper

Selected financial information for the Kemper segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Net Premiums Written	$424.3	$433.7	$224.7	$226.4
Earned Premiums:
Automobile	$254.5	$274.3	$127.6	$136.9
Homeowners	145.3	144.3	73.4	72.2
Other Personal	26.5	26.7	13.4	13.8
Total Earned Premiums	426.3	445.3	214.4	222.9
Net Investment Income	29.7	26.3	15.6	13.9
Other Income	0.1	0.2	—	0.1
Total Revenues	456.1	471.8	230.0	236.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	286.9	289.5	141.4	142.5
Catastrophe Losses and LAE	96.9	38.6	87.9	23.0
Prior Years:
Non-catastrophe Losses and LAE	(3.7)	(10.7)	(2.6)	(4.1)
Catastrophe Losses and LAE	(2.3)	(3.9)	(2.0)	(2.3)
Total Incurred Losses and LAE	377.8	313.5	224.7	159.1
Insurance Expenses	118.3	121.4	59.5	60.2
Operating Profit (Loss)	(40.0)	36.9	(54.2)	17.6
Income Tax Benefit (Expense)	18.3	(8.8)	21.2	(4.1)
Net Income (Loss)	$(21.7)	$28.1	$(33.0)	$13.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	67.3%	65.0%	65.9%	63.9%
Current Year Catastrophe Losses and LAE Ratio	22.7	8.7	41.0	10.3
Prior Years Non-catastrophe Losses and LAE Ratio	(0.9)	(2.4)	(1.2)	(1.8)
Prior Years Catastrophe Losses and LAE Ratio	(0.5)	(0.9)	(0.9)	(1.0)
Total Incurred Loss and LAE Ratio	88.6	70.4	104.8	71.4
Incurred Expense Ratio	27.8	27.3	27.8	27.0
Combined Ratio	116.4%	97.7%	132.6%	98.4%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	67.3%	65.0%	65.9%	63.9%
Incurred Expense Ratio	27.8	27.3	27.8	27.0
Underlying Combined Ratio	95.1%	92.3%	93.7%	90.9%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	95.1%	92.3%	93.7%	90.9%
Current Year Catastrophe Losses and LAE Ratio	22.7	8.7	41.0	10.3
Prior Years Non-catastrophe Losses and LAE Ratio	(0.9)	(2.4)	(1.2)	(1.8)
Prior Years Catastrophe Losses and LAE Ratio	(0.5)	(0.9)	(0.9)	(1.0)
Combined Ratio as Reported	116.4%	97.7%	132.6%	98.4%

Kemper (continued)

Insurance Reserves

(Dollars in Millions)	Jun 30, 2011	Dec 31, 2010
Insurance Reserves:
Automobile	$275.0	$286.2
Homeowners	131.2	97.6
Other Personal	38.4	36.7
Insurance Reserves	$444.6	$420.5
Insurance Reserves:
Loss Reserves:
Case	$271.3	$261.5
Incurred but Not Reported	103.7	88.0
Total Loss Reserves	375.0	349.5
LAE Reserves	69.6	71.0
Insurance Reserves	$444.6	$420.5

Earned Premiums in the Kemper segment decreased by $19.0 million and $8.5 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010, due primarily to lower volume, partially offset by higher average premium rates. Volume decreased due, in part, to Kemper’s decision to maintain its underwriting discipline and increase premium rates while facing increased competition in a soft personal lines insurance market. Kemper expects earned premiums to decrease over the next several quarters as lower volume is partially offset by higher average premium rates. Earned premiums on automobile insurance decreased by $19.8 million for the six months ended June 30, 2011, compared to the same period in 2010, due to lower volume, partially offset by higher average premium rates. Earned premiums on automobile insurance decreased by $9.3 million for the three months ended June 30, 2011, compared to the same period in 2010, due primarily to lower volume. The weighted-average number of automobile insurance policies in force decreased by approximately 8.9% for both the six and three months ended June 30, 2011, compared to the same periods in 2010. Earned premiums on homeowners insurance increased by $1.0 million and $1.2 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010, due primarily to higher average premium rates, partially offset by lower volume. The weighted-average number of homeowners insurance policies in force decreased by approximately 4.5% and 3.7% for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010. Earned premiums on other personal insurance decreased by $0.2 million and $0.4 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010, due primarily to lower volume, partially offset by higher average premium rates.
Net Investment Income in the Kemper segment increased by $3.4 million and $1.7 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010, due primarily to higher levels of investments and higher yields on investments. The Kemper segment reported net investment income of $9.3 million and $5.5 million, from Equity Method Limited Liability Investments for the six and three months ended June 30, 2011, respectively, compared to $8.1 million and $5.3 million, respectively, for the same periods in 2010.
Operating results in the Kemper segment decreased by $76.9 million and $71.8 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010, due primarily to higher incurred catastrophe losses and LAE (excluding development), the impact of lower favorable loss and LAE reserve development (including catastrophe development), higher underlying losses and LAE as a percentage of earned premiums, partially offset by higher Net Investment Income. Underlying incurred losses and LAE exclude the impact of catastrophes, and loss and LAE reserve development. Catastrophe losses and LAE were $96.9 million and $87.9 million (excluding development) for the six and three months ended June 30, 2011, respectively, compared to $38.6 million and $23.0 million, respectively, for the same periods in 2010. Favorable loss and LAE reserve development (including catastrophe development) was $6.0 million and $4.6 million for the six and three months ended June 30, 2011, respectively, compared to $14.6 million and $6.4 million, respectively, for the same periods in 2010. Underlying losses and LAE as a percentage of earned premiums was 67.3% and 65.9% for the six and three months ended June 30, 2011, respectively, compared to 65.0% and 63.9%, respectively, for the same periods in 2010.

Kemper (continued)
Automobile insurance incurred losses and LAE were $189.5 million for the six months ended June 30, 2011, compared to $197.4 million for the same period in 2010. Automobile insurance incurred losses and LAE decreased by $7.9 million due primarily to lower claim volume resulting principally from fewer automobile insurance policies in force and lower underlying losses and LAE as a percentage of earned premiums on automobile insurance, partially offset by the impact of lower favorable loss and LAE reserve development and higher incurred catastrophe losses and LAE (excluding development). Underlying losses and LAE as a percentage of earned premiums on automobile insurance was 70.5% for the six months ended June 30, 2011, compared to 72.9% for the same period in 2010. Underlying losses and LAE as a percentage of automobile insurance earned premiums decreased due primarily to lower average frequency of losses and higher average earned premiums. Unfavorable Loss and LAE reserve development (including catastrophe development) was $0.5 million for the six months ended June 30, 2011, compared to favorable development of $7.2 million for the same period in 2010. Catastrophe losses and LAE (excluding development) were $9.6 million for the six months ended June 30, 2011, compared to $4.6 million in 2010.
Automobile insurance incurred losses and LAE were $100.5 million for the three months ended June 30, 2011, compared to $100.2 million for the same period in 2010. Automobile insurance incurred losses and LAE increased by $0.3 million due primarily to higher incurred catastrophe losses and LAE (excluding development) and the impact of lower favorable loss and LAE reserve development, partially offset by lower claim volume resulting principally from fewer automobile insurance policies in force and lower underlying losses and LAE as a percentage of earned premiums on automobile insurance. Catastrophe losses and LAE (excluding development) were $9.4 million for the three months ended June 30, 2011, compared to $3.6 million in 2010. Favorable Loss and LAE reserve development (including catastrophe development) was $0.5 million for the three months ended June 30, 2011, compared to $3.3 million for the same period in 2010. Underlying losses and LAE as a percentage of earned premiums on automobile insurance was 71.8% for the three months ended June 30, 2011, compared to 73.0% for the same period in 2010. Underlying losses and LAE as a percentage of automobile insurance earned premiums decreased due primarily to lower average frequency of losses.
Homeowners insurance incurred losses and LAE were $172.5 million for the six months ended June 30, 2011, compared to $103.8 million for the same period in 2010. Homeowners insurance incurred losses and LAE increased by $68.7 million for the six months ended June 30, 2011, compared to 2010, due primarily to higher catastrophe losses and LAE (excluding development) and higher underlying losses and LAE. Catastrophe losses and LAE (excluding development) on homeowners insurance were $83.8 million for the six months ended June 30, 2011, compared to $33.3 million in 2010. The catastrophe losses were primarily related to several severe tornadoes and other storms throughout the United States. Underlying losses and LAE were $94.9 million for the six months ended June 30, 2011, compared to $77.0 million for the same period in 2010. Underlying losses and LAE increased due primarily to higher average estimated severity and frequency of losses.
Homeowners insurance incurred losses and LAE were $116.1 million for the three months ended June 30, 2011, compared to $53.0 million for the same period in 2010. Homeowners insurance incurred losses and LAE increased by $63.1 million for the three months ended June 30, 2011, compared to 2010, due primarily to higher catastrophe losses and LAE (excluding development), and higher underlying losses and LAE. Catastrophe losses and LAE (excluding development) on homeowners insurance were $75.6 million for the three months ended June 30, 2011, compared to $19.3 million in 2010. The catastrophe losses were primarily related to several severe tornadoes and other storms throughout the United States. Underlying losses and LAE were $44.0 million for the three months ended June 30, 2011, compared to $36.5 million for the same period in 2010. Underlying losses and LAE increased due primarily to higher average estimated severity and frequency of losses.
Other personal insurance incurred losses and LAE were $15.8 million for the six months ended June 30, 2011, compared to $12.3 million for the same period in 2010. Other personal insurance incurred losses and LAE increased by $3.5 million due primarily to higher catastrophe losses and LAE (excluding development). Catastrophe losses and LAE (excluding development) on other personal insurance were $3.5 million for the six months ended June 30, 2011, compared to $0.7 million for the same period in 2010.
Other personal insurance incurred losses and LAE were $8.1 million for the three months ended June 30, 2011, compared to $5.9 million for the same period in 2010. Other personal insurance incurred losses and LAE increased by $2.2 million due primarily to higher catastrophe losses and LAE (excluding development). Catastrophe losses and LAE (excluding development) on other personal insurance were $2.9 million for the three months ended June 30, 2011, compared to $0.1 million for the same period in 2010.

Kemper (continued)
Insurance Expenses decreased by $3.1 million and $0.7 million for the six and three months ended June 30, 2011, compared to the same periods in 2010, due primarily to lower acquisition expenses, largely due to lower earned premiums, partially offset by higher information technology expenses due to several new systems initiatives.
The Kemper segment reported Net Loss of $21.7 million and $33.0 million for the six and three months ended June 30, 2011, respectively, compared to Net Income of $28.1 million and $13.5 million, respectively, for the same periods in 2010. Net results in the Kemper segment decreased by $49.8 million and $46.5 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010, due primarily to the lower operating results. The Kemper segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $12.5 million for the six months ended June 30, 2011, compared to $12.2 million for the same period in 2010. Tax-exempt investment income and dividends received deductions were $6.3 million for the three months ended June 30, 2011, compared to $6.1 million for the same period in 2010.

Unitrin Specialty
Selected financial information for the Unitrin Specialty segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Net Premiums Written	$228.9	$237.1	$105.8	$110.5
Earned Premiums:
Personal Automobile	$206.0	$220.3	$103.4	$109.4
Commercial Automobile	19.7	22.6	9.9	11.1
Total Earned Premiums	225.7	242.9	113.3	120.5
Net Investment Income	13.1	12.8	6.8	6.7
Other Income	0.2	0.3	0.1	0.1
Total Revenues	239.0	256.0	120.2	127.3
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	184.1	189.4	91.3	93.6
Catastrophe Losses and LAE	3.0	2.3	2.9	2.2
Prior Years:
Non-catastrophe Losses and LAE	(3.8)	3.0	(1.9)	1.7
Catastrophe Losses and LAE	0.1	0.1	—	—
Total Incurred Losses and LAE	183.4	194.8	92.3	97.5
Insurance Expenses	44.5	46.2	21.9	22.3
Operating Profit	11.1	15.0	6.0	7.5
Income Tax Expense	(2.0)	(3.2)	(1.1)	(1.5)
Net Income	$9.1	$11.8	$4.9	$6.0

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	81.7%	78.1%	80.6%	77.7%
Current Year Catastrophe Losses and LAE Ratio	1.3	0.9	2.6	1.8
Prior Years Non-catastrophe Losses and LAE Ratio	(1.7)	1.2	(1.7)	1.4
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	81.3	80.2	81.5	80.9
Incurred Expense Ratio	19.7	19.0	19.3	18.5
Combined Ratio	101.0%	99.2%	100.8%	99.4%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	81.7%	78.1%	80.6%	77.7%
Incurred Expense Ratio	19.7	19.0	19.3	18.5
Underlying Combined Ratio	101.4%	97.1%	99.9%	96.2%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	101.4%	97.1%	99.9%	96.2%
Current Year Catastrophe Losses and LAE Ratio	1.3	0.9	2.6	1.8
Prior Years Non-catastrophe Losses and LAE Ratio	(1.7)	1.2	(1.7)	1.4
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Combined Ratio as Reported	101.0%	99.2%	100.8%	99.4%

Unitrin Specialty (continued)

Insurance Reserves

(Dollars in Millions)	Jun 30, 2011	Dec 31, 2010
Insurance Reserves:
Personal Automobile	$176.1	$181.9
Commercial Automobile	55.6	61.7
Other	8.1	7.2
Insurance Reserves	$239.8	$250.8
Insurance Reserves:
Loss Reserves:
Case	$143.6	$151.9
Incurred but Not Reported	60.8	63.4
Total Loss Reserves	204.4	215.3
LAE Reserves	35.4	35.5
Insurance Reserves	$239.8	$250.8

Earned Premiums in the Unitrin Specialty segment decreased by $17.2 million and $7.2 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010, due to lower earned premiums for both personal and commercial automobile insurance. Personal automobile insurance earned premiums decreased by $14.3 million and $6.0 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010, due primarily to lower volume and, to a lesser extent, lower average premium rates. Throughout 2010, Unitrin Specialty’s personal automobile insurance policies in force decreased due to economic conditions, increased competition and higher premium rates, particularly in California. Personal automobile insurance policies in force were approximately 328,000 at June 30, 2011, compared to 329,000 at the beginning of 2011 and approximately 351,000 at the beginning of 2010. Unitrin Specialty expects that personal automobile insurance policies in force will be flat to marginally down throughout the remainder of 2011. Commercial automobile insurance earned premiums decreased by $2.9 million and $1.2 million for the six and three months ended June 30, 2011, respectively, compared to same periods in 2010, due primarily to lower volume. Commercial automobile insurance volume has decreased due primarily to a smaller renewal book of business, partially offset by higher retention rates.
Net Investment Income in the Unitrin Specialty segment increased by $0.3 million and $0.1 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010, due primarily to higher yields on investments, partially offset by lower levels of investments.
Operating Profit in the Unitrin Specialty segment decreased by $3.9 million for the six months ended June 30, 2011, compared to the same period in 2010, due primarily to lower operating profit in personal automobile insurance, partially offset by higher operating profit in commercial automobile insurance. Operating Profit in the Unitrin Specialty segment decreased by $1.5 million for the three months ended June 30, 2011, compared to the same period in 2010, due to lower operating profit in personal automobile insurance and lower operating results in other insurance, partially offset by higher operating profit in commercial automobile insurance.
Personal automobile insurance operating profit decreased by $4.8 million and $1.3 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010, due primarily to higher underlying incurred losses and LAE as a percentage of personal automobile insurance earned premiums and higher catastrophe losses and LAE, partially offset by the favorable effects of loss and LAE reserve development. Underlying incurred losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Underlying incurred losses and LAE as a percentage of personal automobile insurance earned premiums increased due primarily to higher frequency of losses and, to a lesser extent, higher severity of losses for the six months ended June 30, 2011, compared to the same period in 2010. Underlying incurred losses and LAE as a percentage of personal automobile insurance earned premiums increased due primarily to higher severity of losses for the three months ended June 30, 2011, compared to the same period in 2010. Loss and LAE reserve development on personal automobile insurance had favorable effects of $2.0 million and $1.3 million for the six and three months ended June 30, 2011, respectively, compared to adverse effects of $2.0 million and $1.6 million, respectively, for the same periods in 2010.

Unitrin Specialty (continued)
Catastrophe losses and LAE were $3.0 million and $2.9 million (excluding development) for the six and three months ended June 30, 2011, respectively, compared to $2.3 million and $2.2 million, respectively, (excluding development) for the same periods in 2010.

Commercial automobile insurance operating profit increased by $0.8 million for the six months ended June 30, 2011, compared to the same period in 2010, due primarily to the favorable effects of loss and LAE reserve development, partially offset by higher underlying incurred losses and LAE as a percentage of commercial automobile insurance earned premiums. Commercial automobile insurance operating profit increased by $0.3 million for the three months ended June 30, 2011, compared to the same period in 2010, due primarily to the favorable effects of loss and LAE reserve development. Loss and LAE reserve development on commercial automobile insurance had favorable effects of $2.2 million and $1.2 million for the six and three months ended June 30, 2011, respectively, compared to favorable effects of $0.3 million and $0.6 million, respectively, for the same periods in 2010. Underlying incurred losses and LAE as a percentage of commercial automobile insurance earned premiums increased for the six months ended June 30, 2011, compared to the same period in 2010, due primarily to higher frequency of losses, partially offset by lower severity of losses.

Other insurance consists of certain reinsurance pools in run-off and other personal insurance in run-off. Other insurance operating results were a loss of $0.3 million for both the six and three months ended June 30, 2011. Other insurance operating results were a loss of $0.4 million and income of $0.2 million for the six and three months ended June 30, 2010, respectively. Loss and LAE reserve development on certain reinsurance pools in run-off, had adverse development of $0.5 million for both the six and three months ended June 30, 2011, compared to adverse development of $0.7 million for both the six and three month periods in 2010. Insurance expenses for both the six and three months ended June 30, 2010 included a reduction of expense of $0.8 million related to a change in estimate for uncollectible reinsurance. Loss and LAE reserve development on other personal insurance had an adverse effect of $0.7 million for the six months ended June 30, 2010 and was almost entirely related to two liability claims, one from 2003 and the other from 2005.
Net Income in the Unitrin Specialty segment decreased by $2.7 million and $1.1 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010, due primarily to the lower Operating Profit. The Unitrin Specialty segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $5.5 million and $2.7 million for the six and three months ended June 30, 2011, respectively, compared to $5.9 million and $2.9 million, respectively, for the same periods in 2010.

Unitrin Direct
Selected financial information for the Unitrin Direct segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Net Premiums Written	$111.5	$140.6	$50.6	$65.8
Earned Premiums:
Automobile	$112.8	$144.5	$55.2	$70.6
Homeowners	4.5	4.3	2.3	2.3
Other Personal	0.1	0.2	—	0.1
Total Earned Premiums	117.4	149.0	57.5	73.0
Net Investment Income	11.0	11.2	5.6	5.9
Other Income	—	0.1	—	0.1
Total Revenues	128.4	160.3	63.1	79.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	100.8	120.1	48.5	58.1
Catastrophe Losses and LAE	4.0	0.7	3.9	0.5
Prior Years:
Non-catastrophe Losses and LAE	(1.0)	(7.3)	(0.9)	(3.5)
Catastrophe Losses and LAE	0.4	0.2	0.1	—
Total Incurred Losses and LAE	104.2	113.7	51.6	55.1
Insurance Expenses	39.8	46.8	19.7	23.0
Operating Profit (Loss)	(15.6)	(0.2)	(8.2)	0.9
Income Tax Benefit (Expense)	7.1	0.7	3.5	(0.5)
Net Income (Loss)	$(8.5)	$0.5	$(4.7)	$0.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	86.0%	80.6%	84.3%	79.6%
Current Year Catastrophe Losses and LAE Ratio	3.4	0.5	6.8	0.7
Prior Years Non-catastrophe Losses and LAE Ratio	(0.9)	(4.9)	(1.6)	(4.8)
Prior Years Catastrophe Losses and LAE Ratio	0.3	0.1	0.2	—
Total Incurred Loss and LAE Ratio	88.8	76.3	89.7	75.5
Incurred Expense Ratio	33.9	31.4	34.3	31.5
Combined Ratio	122.7%	107.7%	124.0%	107.0%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	86.0%	80.6%	84.3%	79.6%
Incurred Expense Ratio	33.9	31.4	34.3	31.5
Underlying Combined Ratio	119.9%	112.0%	118.6%	111.1%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	119.9%	112.0%	118.6%	111.1%
Current Year Catastrophe Losses and LAE Ratio	3.4	0.5	6.8	0.7
Prior Years Non-catastrophe Losses and LAE Ratio	(0.9)	(4.9)	(1.6)	(4.8)
Prior Years Catastrophe Losses and LAE Ratio	0.3	0.1	0.2	—
Combined Ratio as Reported	122.7%	107.7%	124.0%	107.0%

Unitrin Direct (continued)

Insurance Reserves

(Dollars in Millions)	Jun 30, 2011	Dec 31, 2010
Insurance Reserves:
Automobile	$223.0	$229.5
Homeowners	5.8	3.7
Other	2.7	2.4
Insurance Reserves	$231.5	$235.6
Insurance Reserves:
Loss Reserves:
Case	$146.4	$144.9
Incurred but Not Reported	53.5	56.8
Total Loss Reserves	199.9	201.7
LAE Reserves	31.6	33.9
Insurance Reserves	$231.5	$235.6

Earned Premiums in the Unitrin Direct segment decreased by $31.6 million and $15.5 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010, due primarily to lower volume, partially offset by higher average premium rates.
The Unitrin Direct segment continues to roll out a newly designed product and align its marketing program to target better response and conversion rates from customers with more favorable risk characteristics.  The newly designed product includes increased pricing sophistication to improve premium rate accuracy by customer segment.  Actions to improve premium rate adequacy continue for all programs in line with rate level indications.
The Unitrin Direct segment has implemented and continues to implement rate increases across its book of business. These actions have led to a decrease in the overall premium volume, with the number of policies in force at June 30, 2011 decreasing by approximately 19% from the level at June 30, 2010. The Unitrin Direct segment expects that earned premiums, on a sequential quarter basis, will continue to decrease for the remainder of 2011.
Net Investment Income in the Unitrin Direct segment decreased by $0.2 million and $0.3 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010, due primarily to lower levels of investments, partially offset by higher yields on investments.
The Unitrin Direct segment reported an Operating Loss of $15.6 million and $8.2 million for the six and three months ended June 30, 2011, respectively, compared to an Operating Loss of $0.2 million and an Operating Profit of $0.9 million for the same periods in 2010, respectively. Operating results declined in the Unitrin Direct segment for the six and three months ended June 30, 2011, compared to 2010, due primarily to the impact of lower favorable loss and LAE reserve development, higher underlying losses and LAE as a percentage of earned premiums, higher incurred catastrophe losses and LAE (excluding development) and higher insurance expenses as a percentage of earned premiums. Underlying incurred losses and LAE exclude the impact of catastrophes, and loss and LAE reserve development.
Incurred Losses and LAE as a percentage of earned premiums was 88.8% and 89.7% for the six and three months ended June 30, 2011, respectively, compared to 76.3% and 75.5%, respectively, for the same periods in 2010. Incurred Losses and LAE as a percentage of earned premiums increased due primarily to the impact of lower favorable loss and LAE reserve development, higher underlying losses and LAE as a percentage of earned premiums and higher incurred catastrophe losses and LAE (excluding development). Favorable Loss and LAE reserve development was $0.6 million and $0.8 million for the six and three months ended June 30, 2011, respectively, compared to $7.1 million and $3.5 million, respectively, for the same periods in 2010. Underlying losses and LAE as a percentage of earned premiums was 86.0% and 84.3% for the six and three months ended June 30, 2011, respectively, compared to 80.6% and 79.6%, respectively, for the same periods in 2010. Underlying losses and LAE as a percentage of earned premiums increased for the six months ended June 30, 2011, compared to 2010, due primarily to increased severity on automobile insurance losses and, to a lesser extent, three large homeowners insurance losses. Underlying losses and LAE as a percentage of earned premiums increased for the three months ended June 30, 2011, compared

Unitrin Direct (continued)
to 2010, due primarily to increased severity on automobile insurance. Catastrophe losses and LAE (excluding development) were $4.0 million and $3.9 million for the six and three months ended June 30, 2011, respectively, compared to $0.7 million and $0.5 million, respectively, for the same periods in 2010.
Incurred Losses and LAE as a percentage of earned premiums for the six and three months ended June 30, 2011 were significantly higher than the level required to produce an underwriting profit. Underwriting profit is a non-GAAP measure of profitability before tax used by insurance companies to measure the profits directly related to earned premiums. Accordingly, underwriting profit excludes net investment income, whereas Operating Profit, a GAAP measure, includes net investment income.
Insurance Expenses in the Unitrin Direct segment were 33.9% and 34.3% of earned premiums for the six and three months ended June 30, 2011, respectively, compared to 31.4% and 31.5%, respectively, of earned premiums for the same periods in 2010. Insurance Expenses as a percentage of earned premiums increased for the six months ended June 30, 2011, compared to the same period in 2010, due primarily to higher amortization expense related to the acquisition of Direct Response Corporation and higher restructuring costs. Insurance Expenses as a percentage of earned premiums increased for the three months ended June 30, 2011, compared to the same period in 2010, due primarily to higher restructuring costs. Total restructuring costs were $1.7 million and $1.2 million for the six and three months ended June 30, 2011, compared to $0.5 million and $0.4 million for the same periods in 2010.
The Unitrin Direct segment reported a Net Loss of $8.5 million for the six months ended June 30, 2011, compared to Net Income of $0.5 million for the same period in 2010. The Unitrin Direct segment reported a Net Loss of $4.7 million for the three months ended June 30, 2011, compared to Net Income of $0.4 million for the same period in 2010. The Unitrin Direct segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income, dividends received deductions and changes in certain recoverables that are not taxable for tax purposes. Tax-exempt investment income and dividends received deductions were $4.7 million for the six months ended June 30, 2011, compared to $5.2 million for the same period in 2010. Tax-exempt investment income and dividends received deductions were $2.3 million for the three months ended June 30, 2011, compared to $2.6 million for the same period in 2010. Income taxes for both the six and three months ended June 30, 2010 exclude a tax benefit of $1.1 million related to a reduction of $3.1 million of the Unitrin Direct segment’s estimate of certain recoverables that are not taxable for tax purposes.

Life and Health Insurance
Selected financial information for the Life and Health Insurance segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Earned Premiums:
Life	$199.1	$199.5	$99.7	$100.0
Accident and Health	82.7	80.0	41.5	40.1
Property	42.9	42.9	21.7	21.6
Total Earned Premiums	324.7	322.4	162.9	161.7
Net Investment Income	105.4	104.6	52.4	51.3
Other Income	0.1	—	0.1	—
Total Revenues	430.2	427.0	215.4	213.0
Policyholders’ Benefits and Incurred Losses and LAE	204.1	214.2	108.6	107.4
Insurance Expenses	142.6	138.8	74.1	72.1
Operating Profit	83.5	74.0	32.7	33.5
Income Tax Expense	(29.9)	(26.1)	(11.8)	(12.0)
Net Income	$53.6	$47.9	$20.9	$21.5

Insurance Reserves

(Dollars in Millions)	Jun 30, 2011	Dec 31, 2010
Insurance Reserves:
Future Policyholder Benefits	$3,029.2	$3,004.8
Incurred Losses and LAE Reserves:
Life	34.3	35.3
Accident and Health	22.1	23.6
Property	18.1	20.8
Total Incurred Losses and LAE Reserves	74.5	79.7
Insurance Reserves	$3,103.7	$3,084.5

Earned Premiums in the Life and Health Insurance segment increased by $2.3 million and $1.2 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010, due primarily to higher accident and health insurance earned premiums. Earned premiums on accident and health insurance increased by $2.7 million and $1.4 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010, due primarily to higher average premium rates, partially offset by lower volume of insurance. Net Investment Income increased by $0.8 million and $1.1 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010, due primarily to higher levels of investments, higher interest income on loans to policyholders, partially offset by lower net investment income on Equity Method Limited Liability Investments.
Approximately 45% of the Life and Health Insurance segment’s accident and health insurance earned premiums for both the six and three months ended June 30, 2011 were derived from health insurance products that may be adversely impacted by the Patient Protection and Affordable Care Act (“PPACA”). These insurance products are sold by Reserve National. Reserve National is transitioning its sales to other health insurance products that are not expected to be as severely impacted by PPACA.
Operating Profit in the Life and Health Insurance segment was $83.5 million for the six months ended June 30, 2011, compared to $74.0 million for the same period in 2010. Operating Profit increased for the six months ended June 30, 2011 due primarily to lower Policyholders’ Benefits and Incurred Losses and LAE, partially offset by higher insurance expenses. Policyholders’ Benefits and Incurred Losses and LAE decreased by $10.1 million for the six months ended June 30, 2011, compared to the same period in 2010, due primarily to lower policyholders’ benefits on life insurance and lower accident and health insurance losses as a percentage of accident and health earned premiums, partially offset by higher incurred losses and LAE on property insurance. Policyholders’ benefits on life insurance were $131.1 million for the six months ended June 30, 2011, compared to $139.2 million in 2010, a decrease of $8.1 million. Policyholder benefits on life insurance decreased due primarily to a reserve

Life and Health Insurance (continued)
adjustment in the first quarter of 2011 associated with correcting expiry dates for certain extended term life insurance policies and improved mortality experience. Incurred accident and health insurance losses were $45.2 million, or 54.7% of accident and health insurance earned premiums, for the six months ended June 30, 2011, compared to $50.3 million, or 62.9% of accident and health insurance earned premiums, in 2010. Incurred accident and health insurance losses as a percentage of accident and health insurance earned premiums decreased due primarily to lower severity of health claims. Incurred Losses and LAE, net of reinsurance, on property insurance were $27.8 million for the six months ended June 30, 2011, compared to $24.7 million in 2010. Incurred Losses and LAE, net of reinsurance, on property insurance increased due primarily to higher catastrophe losses and LAE (excluding development), partially offset by the favorable impact of loss and LAE reserve development. Catastrophe losses and LAE (excluding development), were $10.1 million for the six months ended June 30, 2011, compared to $2.2 million in 2010. Favorable loss reserve development on property insurance was $1.6 million (including favorable development of $0.7 million on catastrophes) for the six months ended June 30, 2011, compared to adverse development of $2.5 million (including adverse development of $2.1 million on catastrophes) in 2010. Insurance Expenses in the Life and Health Insurance segment increased by $3.8 million for the six months ended June 30, 2011, compared to the same period in 2010, due primarily to higher commission and fringe benefit expenses partially attributable to an increase in the number of career agents employed and higher amortization of deferred policy acquisition costs.
Operating Profit in the Life and Health Insurance segment was $32.7 million for the three months ended June 30, 2011, compared to $33.5 million for the same period in 2010. Operating Profit decreased for the three months ended June 30, 2011 due primarily to higher Policyholders’ Benefits and Incurred Losses and LAE and higher insurance expenses, partially offset by the higher net investment income. Policyholders’ Benefits and Incurred Losses and LAE increased by $1.2 million for the three months ended June 30, 2011, compared to the same period in 2010, due primarily to higher incurred losses and LAE on property insurance, partially offset by lower accident and health insurance losses as a percentage of accident and health earned premiums and lower policyholders’ benefits on life insurance. Policyholders’ benefits on life insurance were $67.9 million for the three months ended June 30, 2011, compared to $69.7 million in 2010, a decrease of $1.8 million. Policyholder benefits on life insurance decreased due primarily to improved mortality experience. Incurred accident and health insurance losses were $21.2 million, or 51.1% of accident and health insurance earned premiums, for the three months ended June 30, 2011, compared to $23.3 million, or 58.1% of accident and health insurance earned premiums, in 2010. Incurred accident and health losses as a percentage of accident and health insurance earned premiums decreased due primarily to lower severity of health claims. Incurred Losses and LAE, net of reinsurance, on property insurance were $19.5 million for the three months ended June 30, 2011, compared to $14.4 million in 2010. Incurred Losses and LAE, net of reinsurance, on property insurance increased due primarily to higher catastrophe losses and LAE (excluding development), partially offset by the favorable impact of loss and LAE reserve development. Catastrophe losses and LAE (excluding development), were $9.6 million for the three months ended June 30, 2011, compared to $2.1 million in 2010. Favorable loss reserve development on property insurance was $0.7 million (including favorable development of $0.5 million on catastrophes) for the three months ended June 30, 2011, compared to adverse development of $2.8 million entirely related to catastrophes for the same period in 2010. Insurance Expenses in the Life and Health Insurance segment increased by $2.0 million for the three months ended June 30, 2011, compared to the same period in 2010, due primarily to higher commission and fringe benefit expenses partially attributable to an increase in the number of career agents employed and higher amortization of deferred policy acquisition costs.
Net Income in the Life and Health Insurance segment was $53.6 million for the six months ended June 30, 2011, compared to $47.9 million for the same period in 2010. Net Income in the Life and Health Insurance segment was $20.9 million for the three months ended June 30, 2011, compared to $21.5 million for the same period in 2010.

Fireside Bank
Selected financial information for the Fireside Bank segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Interest, Loan Fees and Earned Discounts	$28.0	$56.5	$12.6	$26.3
Other Automobile Finance Revenues	0.3	0.8	0.2	0.4
Total Automobile Finance Revenues	28.3	57.3	12.8	26.7
Net Investment Income	0.5	1.0	0.1	0.5
Total Revenues	28.8	58.3	12.9	27.2
Provision for Loan Losses	(28.2)	2.9	(14.4)	—
Interest Expense on Certificates of Deposits	14.6	15.3	7.5	7.4
Incentives to Close Deposit Accounts Early	0.6	1.5	—	1.2
General and Administrative Expenses	22.5	29.2	12.2	14.0
Operating Profit	19.3	9.4	7.6	4.6
Income Tax Expense	(6.3)	(3.7)	(2.6)	(1.9)
Net Income	$13.0	$5.7	$5.0	$2.7

Automobile Loan Receivables

(Dollars in Millions)	Jun 30, 2011	Dec 31, 2010
Sales Contracts and Loans Receivable	$255.7	$382.9
Unearned Discounts and Deferred Fees	(0.8)	(1.6)
Net Automobile Loan Receivables Outstanding	254.9	381.3
Reserve for Loan Losses	(22.3)	(43.7)
Automobile Loan Receivables	$232.6	$337.6

Delinquencies

	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding	Amount	As a Percentage of Net Automobile Loan Receivables Outstanding
(Dollars in Millions)	Jun 30, 2011		Dec 31, 2010
Current Loan Balances	$155.9	61.2%	$229.7	60.2%
Delinquent Loan Balances:
Less than 30 Days Delinquent	89.1	35.0	132.3	34.7
30 Days to 59 Days Delinquent	8.7	3.4	16.3	4.3
60 Days to 89 Days Delinquent	1.1	0.4	2.6	0.7
Delinquent 90 Days or Greater	0.1	—	0.4	0.1
Net Automobile Loan Receivables Outstanding	254.9	100.0%	381.3	100.0%
Reserve for Loan Losses	(22.3)	8.7%	(43.7)	11.5%
Automobile Loan Receivables	$232.6		$337.6

Fireside Bank (continued)

Automobile Loan Receivables at June 30, 2011 by Year of Origination

	(Dollars in Millions)						Delinquent 30 Days and Greater as a Percentage of Originated Net Automobile Loan Receivables Outstanding
Year of Origination	Current Loan Balance	Less than 30 Days Delinquent	30 Days to 59 Days Delinquent	60 Days to 89 Days Delinquent	90 Days and Greater Delinquent	Total
2009	$22.7	$9.7	$0.5	$0.1	$—	$33.0	1.8%
2008	85.3	47.4	4.3	0.6	0.1	137.7	3.6
2007	41.0	26.4	3.0	0.4	—	70.8	4.8
2006	6.8	5.5	0.9	—	—	13.2	6.8
2005	0.1	0.1	—	—	—	0.2	—
Total	$155.9	$89.1	$8.7	$1.1	$0.1	$254.9

Reserve for Loan Losses

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Reserve for Loan Losses - Beginning of Period	$43.7	$83.3	$32.1	$74.7
Provision for Loan Losses	(28.2)	2.9	(14.4)	—
Net Recovery (Charge-off):
Automobile Loan Receivables Charged Off	(14.5)	(31.5)	(4.7)	(9.1)
Automobile Loan Receivables Recovered	21.3	20.1	9.3	9.2
Net Recovery (Charge-off)	6.8	(11.4)	4.6	0.1
Reserve for Loan Losses - End of Period	$22.3	$74.8	$22.3	$74.8

Capital

(Dollars in Millions)	Jun 30, 2011	Dec 31, 2010
Capital	$263.1	$249.4
Ratio of Tier 1 Capital to Total Average Assets	86.2%	37.3%

Near the end of the first quarter of 2009, Fireside Bank began a plan to exit the automobile finance business and wind down its operations in an orderly fashion. Since the inception of the exit plan, Net Automobile Loan Receivables Outstanding have declined steadily as customers pay the principal on their loans. The Company continues to evaluate alternatives to accelerate the exit plan. As part of that acceleration, during the first half of 2011 Fireside Bank redeemed all remaining certificates of deposits that were outstanding at December 31, 2010. Fireside Bank is in the process of surrendering its industrial bank charter and expects to surrender the charter by the end of the first quarter of 2012.
Interest, Loan Fees and Earned Discounts in the Fireside Bank segment decreased by $28.5 million and $13.7 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010, due primarily to the collection and run-off of Sales Contracts and Loans Receivable. Sales Contracts and Loans Receivable was $255.7 million at June 30, 2011, compared to $548.7 million at June 30, 2010. Fireside Bank has no loans outstanding that are secured by real estate. Fireside Bank has not sold or securitized any portion of its loan portfolio.
Operating Profit in the Fireside Bank segment increased by $9.9 million and $3.0 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010, due primarily to negative provisions for loan losses of $28.2 million and $14.4 million for the six and three months ended June 30, 2011, respectively, compared with a positive provision of $2.9 million for the six months ended June 30, 2010 and no provision for the three months ended June 30, 2010, and lower General and Administrative Expenses and lower Incentives to Close Deposit Accounts Early, partially offset by lower Interest, Loan Fees and Earned Discounts. The negative provision for loan losses in 2011 was due primarily to recoveries of loans that had been previously charged off.

Fireside Bank (continued)
Fireside Bank’s loan portfolio delinquency has typically followed a seasonal pattern in which quarter-end delinquency is at its highest point at the end of the year, at its lowest point at the end of the first quarter, and then trends higher at the end of the second and third quarters. Loan portfolio delinquency has followed the historical pattern and trended lower during the first quarter of 2011 and trended higher in the second quarter of 2011. Fireside Bank cannot currently predict whether a new pattern will emerge in 2011, or if loan portfolio delinquency as measured as a percentage of loans outstanding will continue the seasonal pattern that it has typically followed. Fireside Bank does, however, expect that while delinquent accounts measured in dollars will continue to decline as the loan portfolio declines, delinquency as a percentage of loans outstanding may increase compared to the same periods in prior years. Fireside Bank has historically had many customers who have fallen behind one or two loan payments, but have continued to make regular monthly payments. Fireside Bank expects that the number of these delinquent, but regularly paying, customers will decline at a slower pace than the overall loan portfolio and, accordingly, will comprise a greater percentage of the loan portfolio over time. The Reserve for Loan Losses as a percentage of Net Automobile Loan Receivables was 8.7% at June 30, 2011, compared to 11.5% at December 31, 2010. The Reserve for Loan Losses was $22.3 million at June 30, 2011, while Delinquent Loan Balances 30 Days or Greater totaled $9.9 million. The Reserve for Loan Losses was $43.7 million at December 31, 2010, while Delinquent Loan Balances 30 Days or Greater totaled $19.3 million.
Interest Expense on Certificates of Deposits decreased by $0.7 million and increased by $0.1 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010, due primarily to lower levels of deposits, partially offset by the payment of future interest in connection with redeeming certificates of deposits in advance of their respective scheduled maturity dates. Fireside Bank redeemed $257.9 million of deposits earlier than their scheduled maturity dates and paid the entire future interest of $10.5 million for these early redemptions in the first half of 2011, of which $3.6 million of future interest was paid in the first quarter of 2011 and $6.9 million was paid in the second quarter of 2011. Fireside Bank also offered incentives, in lieu of future interest, to certain depositors to voluntarily redeem their certificates of deposits earlier than their scheduled maturity dates. Fireside Bank redeemed $12.4 million of certificates of deposits during the first quarter of 2011 and paid incentives of $0.6 million in connection with such incentive offers. There were no voluntary redemptions in the second quarter of 2011. Fireside Bank paid incentives of $1.5 million and $1.2 million for the six and three months ended June 30, 2010, respectively, in connection with incentive offers.
General and Administrative Expenses decreased by $6.7 million for the six months ended June 30, 2011, compared to the same period in 2010, due primarily to changes in estimates for certain employment and legal matters and lower costs associated with administering and collecting a smaller loan portfolio. General and Administrative Expenses decreased by $1.8 million for the three months ended June 30, 2011, compared to the same period in 2010, due primarily to lower costs associated with administering and collecting a smaller loan portfolio.
Net Income in the Fireside Bank segment was $13.0 million and $5.0 million for the six and three months ended June 30, 2011, respectively, compared to $5.7 million and $2.7 million, respectively, for the same periods in 2010. Income tax expense for the six and three months ended June 30, 2011 included tax benefits of $1.8 million and $0.6 million, respectively, for decreases in the valuation allowance for deferred state income taxes, net of federal taxes. Income tax expense for the six and three months ended June 30, 2010 included tax benefits of $0.3 million and $0.1 million, respectively, for decreases in the valuation allowance for deferred state income taxes, net of federal taxes. The Fireside Bank segment’s effective tax rate differs from the Federal statutory tax rate due primarily to state income taxes.

Investment Results
Investment Income
Net Investment Income for the six and three months ended June 30, 2011 and 2010 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Investment Income:
Interest and Dividends on Fixed Maturities	$122.5	$124.3	$62.1	$61.3
Dividends on Equity Securities	13.2	7.2	6.1	2.9
Short-term Investments	0.1	0.2	—	0.1
Loans to Policyholders	8.7	8.1	4.3	4.0
Real Estate	12.7	13.5	6.3	6.9
Equity Method Limited Liability Investments	20.9	22.8	10.9	13.4
Other	0.1	—	0.1	—
Total Investment Income	178.2	176.1	89.8	88.6
Investment Expenses:
Real Estate	12.8	13.0	6.4	6.5
Other Investment Expenses	0.8	0.5	0.4	0.3
Total Investment Expenses	13.6	13.5	6.8	6.8
Net Investment Income	$164.6	$162.6	$83.0	$81.8

Net Investment Income was $164.6 million and $162.6 million for the six months ended June 30, 2011 and 2010, respectively. Net Investment Income increased by $2.0 million for the six months ended June 30, 2011, compared to the same period in 2010, due primarily to higher Dividends on Equity Securities, partially offset by lower net investment income from Equity Method Limited Liability Investments and lower Interest and Dividends on Fixed Maturities. Dividends on Equity Securities increased by $6.0 million for the six months ended June 30, 2011, compared to the same period in 2010, due primarily to higher levels of dividend paying equity securities. Net investment income from Equity Method Limited Liability Investments decreased by $1.9 million for the six months ended June 30, 2011, compared to the same period in 2010, due primarily to lower investment returns. Interest and Dividends on Fixed Maturities decreased by $1.8 million for the six months ended June 30, 2011, compared to the same period in 2010, due primarily to a lower weighted-average of investments in fixed maturities owned in 2011, compared to 2010, partially offset by higher yields on investments in fixed maturities.

Net Investment Income was $83.0 million and $81.8 million for the three months ended June 30, 2011 and 2010, respectively. Net Investment Income increased by $1.2 million for the three months ended June 30, 2011, compared to the same period in 2010, due primarily to higher Dividends on Equity Securities and, to a lesser extent, higher Interest and Dividends on Fixed Maturities, partially offset by lower net investment income from Equity Method Limited Liability Investments. Dividends on Equity Securities increased by $3.2 million for the three months ended June 30, 2011, compared to the same period in 2010, due primarily to higher levels of dividend paying equity securities. Interest and Dividends on Fixed Maturities increased by $0.8 million for the three months ended June 30, 2011, compared to the same period in 2010, due primarily to higher yields on fixed maturities, partially offset by a lower weighted-average of investments in fixed maturities owned in 2011, compared to 2010. Net investment income from Equity Method Limited Liability Investments decreased by $2.5 million for the three months ended June 30, 2011, compared to the same period in 2010, due primarily to lower investment returns.

Investment Results (continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the six and three months ended June 30, 2011 and 2010 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Fixed Maturities:
Gains on Sales	$6.2	$4.8	$3.1	$2.3
Losses on Sales	(0.1)	—	(0.1)	—
Equity Securities:
Gains on Sales	26.4	2.0	15.2	0.3
Losses on Sales	(0.1)	—	(0.1)	—
Investee - Intermec:
Gains on Sales	—	0.8	—	0.8
Real Estate:
Gains on Sales	0.1	—	—	—
Other Investments:
Losses on Sales	—	(0.1)	—	(0.1)
Trading Securities Net Losses	(0.1)	(0.1)	(0.2)	(0.4)
Net Realized Gains on Sales of Investments	$32.4	$7.4	$17.9	$2.9
Gross Gains on Sales	$32.7	$7.6	$18.3	$3.4
Gross Losses on Sales	(0.2)	(0.1)	(0.2)	(0.1)
Trading Securities Net Losses	(0.1)	(0.1)	(0.2)	(0.4)
Net Realized Gains on Sales of Investments	$32.4	$7.4	$17.9	$2.9

Net Impairment Losses Recognized in Earnings

The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2011 and 2010 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Fixed Maturities	$—	$(7.8)	$—	$(4.6)
Equity Securities	(1.7)	(0.3)	(1.3)	(0.3)
Net Impairment Losses Recognized in Earnings	$(1.7)	$(8.1)	$(1.3)	$(4.9)

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Operations in the period that the declines are determined to be other-than-temporary. Net Impairment Losses recognized in the Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2011 include OTTI losses of $1.7 million and $1.3 million, respectively, from other-than-temporary declines in the fair values of investments. In May 2011, the Company purchased an exchange traded fund that has since declined in value. The Company intends to sell such exchange traded fund in the near term, which may occur before the investment fully recovers in value. Accordingly, Net Impairment Losses Recognized in Earnings on Investments in Equity Securities includes a loss of $1.2 million for both the six and three months ended June 30, 2011 related to such exchange traded fund. Net Impairment Losses Recognized in Earnings on Investments in Fixed Maturities includes credit losses of $5.2 million and $2.1 million for the six and three months ended June 30, 2010, respectively, due to the deterioration of the business prospects of a single issuer in the waste management business. Net Impairment Losses Recognized in Earnings on Investments in Fixed Maturities for both the six and three months ended June 30, 2010 included pre-tax foreign currency losses of $2.1 million.

Investment Results (continued)
Total Comprehensive Investment Gains (Losses)
Total Comprehensive Investment Gains (Losses) are comprised of Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings that are reported in the Condensed Consolidated Statements of Operations and other investment gains and losses that are not reported in the Condensed Consolidated Statements of Operations, but rather are reported in a consolidated statement of comprehensive income. The components of Total Comprehensive Investment Gains (Losses) for the six and three months ended June 30, 2011 and 2010 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010
Fixed Maturities:
Recognized in Condensed Consolidated Statements of Operations:
Gains on Sales	$6.2	$4.8	$3.1	$2.3
Losses on Sales	(0.1)	—	(0.1)	—
Net Impairment Losses Recognized in Earnings	—	(7.8)	—	(4.6)
Total Recognized in Condensed Consolidated Statements of Operations	6.1	(3.0)	3.0	(2.3)
Recognized in Other Comprehensive Gains	56.9	162.2	62.2	130.2
Total Comprehensive Investment Gains on Fixed Maturities	63.0	159.2	65.2	127.9
Equity Securities:
Recognized in Condensed Consolidated Statements of Operations:
Gains on Sales	26.4	2.0	15.2	0.3
Losses on Sales	(0.1)	—	(0.1)	—
Net Impairment Losses Recognized in Earnings	(1.7)	(0.3)	(1.3)	(0.3)
Total Recognized in Condensed Consolidated Statements of Operations	24.6	1.7	13.8	—
Recognized in Other Comprehensive Gains (Losses)	(33.0)	3.6	(12.1)	(6.9)
Total Comprehensive Investment Gains (Losses) on Equity Securities	(8.4)	5.3	1.7	(6.9)
Investee:
Gains on Sales	—	0.8	—	0.8
Recognized in Other Comprehensive Losses	—	(5.0)	—	(0.6)
Total Comprehensive Investment Gains (Losses) on Investee	—	(4.2)	—	0.2
Real Estate:
Recognized in Condensed Consolidated Statements of Operations:
Gains on Sales	0.1	—	—	—
Other Investments:
Recognized in Condensed Consolidated Statements of Operations:
Losses on Sales	—	(0.1)	—	(0.1)
Trading Securities Net Losses	(0.1)	(0.1)	(0.2)	(0.4)
Total Recognized in Condensed Consolidated Statements of Operations	(0.1)	(0.2)	(0.2)	(0.5)
Total Comprehensive Investment Gains	$54.6	$160.1	$66.7	$120.7
Recognized in Condensed Consolidated Statements of Operations	$30.7	$(0.7)	$16.6	$(2.0)
Recognized in Other Comprehensive Income	23.9	160.8	50.1	122.7
Total Comprehensive Investment Gains	$54.6	$160.1	$66.7	$120.7

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At June 30, 2011, nearly 94% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poors (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Services (“Moody’s”); a rating of AAA, AA, A or BBB from Fitch Ratings (“Fitch”) or a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. The Company has not made significant investments in securities that are directly or indirectly related to sub-prime mortgage loans including, but not limited to, collateralized debt obligations and structured investment vehicles.

The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at June 30, 2011 and December 31, 2010:

		Jun 30, 2011		Dec 31, 2010
NAIC Rating	S & P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,541.6	77.4%	$3,493.7	78.1%
2	BBB	736.6	16.1	733.1	16.4
3	BB	117.3	2.6	105.3	2.3
4	B	64.2	1.4	52.3	1.2
5	CCC	96.1	2.1	76.6	1.7
6	In or Near Default	17.4	0.4	14.3	0.3
Total Investments in Fixed Maturities		$4,573.2	100.0%	$4,475.3	100.0%

Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $3.5 million and $4.1 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, the Company had $371.4 million of bonds issued by states and political subdivisons that had been pre-refunded with U.S. Government and Government Agencies and Authorities obligations held in trust for the full payment of principal and interest. At June 30, 2011, the Company had $1,471.9 million of investments in bonds issued by states and political subdivsions, commonly referred to as “municipal bonds,” that had not been pre-refunded, of which $328.7 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment credit-risk strategy is to focus on the underlying credit rating of the issuer and not to rely on the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the underlying rating of over 93% of the Company’s entire municipal bond portfolio that has not been pre-refunded is AA or higher, the majority of which are direct obligations of states.
The following table summarizes the fair value of the Company’s Investments in governmental fixed maturities at June 30, 2011 and December 31, 2010:

	Jun 30, 2011		Dec 31, 2010
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$493.6	8.0%	$536.9	8.6%
Pre-refunded with U.S. Government and Government Agencies and Authorities Held in Trust	371.4	6.0	449.0	7.2
States	881.2	14.3	808.4	12.9
Political Subdivisions	183.6	3.0	163.7	2.6
Revenue Bonds	407.1	6.6	371.7	6.0
Total Investments in Governmental Fixed Maturities	$2,336.9	37.9%	$2,329.7	37.3%

At June 30, 2011, the Company had $182.9 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government and $82.8 million invested in money market funds which primarily invest in U.S. Treasury securities. At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the

Investment Quality and Concentrations (continued)

event that a borrower defaults and the value of collateral falls below the amount borrowed. The Company does not have any investments in sovereign debt securities issued by foreign governments.

The following table summarizes the fair value of the Company’s Investments in non-governmental fixed maturities by industry at June 30, 2011 and December 31, 2010:

	Jun 30, 2011		Dec 31, 2010
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,067.7	17.3%	$1,023.6	16.4%
Finance, Insurance and Real Estate	568.9	9.2	566.4	9.1
Transportation, Communication and Utilities	233.7	3.8	229.7	3.7
Services	195.4	3.2	186.3	3.0
Mining	74.2	1.2	52.0	0.8
Wholesale Trade	37.5	0.6	36.5	0.6
Retail Trade	41.1	0.7	33.5	0.5
Agriculture, Forestry and Fishing	17.2	0.3	17.0	0.3
Other	0.6	0.0	0.6	0.0
Total Investments in Non-governmental Fixed Maturities	$2,236.3	36.3%	$2,145.6	34.4%

Sixty-three companies comprised over 75% of the Company’s fixed maturity exposure to the Manufacturing industry at June 30, 2011, with the largest single exposure, Caterpillar, Inc., comprising 2.5%, or $26.2 million, of the Company’s fixed maturity exposure to such industry. Thirty companies comprised over 75% of the Company’s exposure to the Finance, Insurance and Real Estate industry at June 30, 2011, with the largest single exposure, Massachusetts Mutual Life Insurance Company, comprising 5.6%, or $31.9 million, of the Company’s exposure to such industry.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s ten largest investment exposures excluding investments in U.S. Government and Government Agencies and Authorities and Pre-refunded with U.S. Government and Government Agencies and Authorities Held in Trust at June 30, 2011:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Intermec:
Equity Securities - Common Stocks	$97.1	1.6%
Tennebaum Opportunities Fund V, LLC:
Equity Method Limited Liability Investments	89.3	1.4
State of Texas and Political Subdivisions Thereof:
Fixed Maturities	84.8	1.4
State of Washington and Political Subdivisions Thereof:
Fixed Maturities	80.8	1.3
Special Value Opportunity Fund, LLC:
Equity Method Limited Liability Investments	79.0	1.3
State of Louisiana and Political Subdivisions Thereof:
Fixed Maturities	73.7	1.2
State of Georgia and Political Subdivisions Thereof:
Fixed Maturities	72.5	1.2
State of Ohio and Political Subdivisions Thereof:
Fixed Maturities	66.2	1.1
Goldman Sachs Vintage Fund IV, L.P.:
Equity Method Limited Liability Investments	63.0	1.0
State of Wisconsin and Political Subdivisions Thereof:
Fixed Maturities	61.8	1.0
Total	$768.2	12.5%

Investments in Limited Liability Investment Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, or Other Equity Interests and included in Equity Securities depending on the accounting method used to report the investment. Additional information pertaining to these investments at June 30, 2011 and December 31, 2010 is presented below:

		Unfunded Commitment	Carrying Value		Stated Fund
(Dollars in Millions)	Asset Class	Jun 30, 2011	Jun 30, 2011	Dec 31, 2010	End Date
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Tennenbaum Opportunities Fund V, LLC	Distressed Debt	$—	$89.3	$91.4	10/10/2016
Special Value Opportunity Fund, LLC	Distressed Debt	—	79.0	86.8	7/13/2014
Goldman Sachs Vintage Fund IV, L.P.	Secondary Transactions	22.9	63.0	58.9	12/31/2016
Special Value Continuation Fund, LLC	Distressed Debt	—	24.8	26.8	6/30/2016
NY Life Investment Management Mezzanine Partners II, LP	Mezzanine Debt	3.9	18.1	20.5	7/31/2016
BNY Mezzanine Partners L.P.	Mezzanine Debt	2.0	13.5	14.1	4/17/2016
Ziegler Meditech Equity Partners, LP	Growth Equity	2.3	11.0	10.4	1/31/2016
BNY-Alcentra Mezzanine Partners III, L.P.	Mezzanine Debt	32.1	12.0	4.5	2021-2022
Other Funds		3.5	14.6	14.6	Various
Total for Equity Method Limited Liability Investments		66.7	325.3	328.0
Reported as Other Equity Interests and Reported at Fair Value:
Highbridge Principal Strategies Fund L.P.	Mezzanine Debt	9.6	14.8	11.4	1/23/2018
Goldman Sachs Vintage Fund V, L.P.	Secondary Transactions	9.9	10.7	8.7	12/31/2018
Goldman Sachs Mezzanine Partners V, L.P.	Mezzanine Debt	15.1	8.7	8.4	12/31/2021
Other Funds		32.9	45.9	46.7	Various
Total Reported as Other Equity Interests and Reported at Fair Value		67.5	80.1	75.2
Total		$134.2	$405.4	$403.2

Interest and Other Expenses
Interest and Other Expenses was $40.6 million and $20.9 million for the six and three months ended June 30, 2011, respectively, compared to $33.8 million and $17.4 million for the same periods in 2010. Interest and Other Expenses increased by $6.8 million and $3.5 million for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010, due primarily to higher levels of debt outstanding and higher postretirement benefit costs.
Income Taxes
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions, and the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $26.1 million and $13.1 million for the six and three months ended June 30, 2011, respectively, compared to $27.7 million and $13.6 million for the same periods in 2010. State income tax expense, net of federal benefit, was $0.6 million and $0.1 million for the six and three months ended June 30, 2011. State income tax expense for the six and three months ended June 30, 2011 included benefits of $1.8 million and $0.6 million, net of federal taxes, respectively, for decreases in the deferred tax asset valuation allowance related to Fireside Bank. State income tax expense, net of federal benefit, was $1.1 million and $0.5 million for the six and three months ended June 30, 2010. State income tax expense for the six and three months ended June 30, 2010 included benefits of $0.3 million and $0.1 million, net of federal taxes, respectively, for decreases in the deferred tax asset valuation allowance related to Fireside Bank.

Recently Issued Accounting Pronouncements

The Company did not adopt any new accounting standards in 2011. The Company has not yet adopted ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts and ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. ASU 2010-26 and ASU 2011-04 are discussed in Note 1, “Basis of Presentation” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q under the heading “Adoption of New Accounting Standards and Accounting Standards Not Yet Adopted.”

Liquidity and Capital Resources

Unitrin has a three-year, $245 million, unsecured, revolving credit agreement, expiring October 30, 2012, with a group of financial institutions (the “2012 Credit Agreement”). The 2012 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2012 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Unitrin’s largest insurance subsidiaries, United Insurance Company of America and Trinity. Proceeds from advances under the 2012 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings under the 2012 Credit Agreement at either June 30, 2011 or December 31, 2010.
Various state insurance laws restrict the ability of Unitrin’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Unitrin’s direct insurance subsidiaries paid dividends consisting of $45.5 million in cash to Unitrin during the first six months of 2011. Unitrin estimates that its direct insurance subsidiaries would be able to pay $139 million in dividends to Unitrin during the remainder of 2011. Such dividends will not require prior regulatory approval.
Unitrin’s subsidiary, Fireside Bank, is chartered as an industrial bank and is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“CDFI”). Fireside Bank has agreed not to pay dividends without the prior approval of the FDIC and the CDFI. Fireside Bank has a $30 million line of credit with Unitrin. In April 2011, Fireside Bank used its cash and investments, cash flow from operations and $30 million of proceeds from its line of credit with Unitrin to redeem all remaining certificates of deposits, plus future interest of $6.9 million, that were outstanding at March 31, 2011. The line of credit was repaid during the second quarter of 2011 and was undrawn at June 30, 2011. Fireside Bank has begun the process of surrendering its industrial bank charter. Upon completion of this process, Fireside Bank will cease to be regulated by the FDIC and CDFI, and accordingly, will be able to pay dividends and return capital to Unitrin without prior regulatory approval. Fireside Bank expects to return at least $265 million of capital to Unitrin.
On February 2, 2011, the Board of Directors approved a new repurchase program under which Unitrin is authorized to repurchase up to $300 million worth of its common stock. During the first six months of 2011, Unitrin repurchased approximately 0.7 million shares of its common stock at an aggregate cost of $21.7 million in open market transactions.
Unitrin paid a quarterly dividend to shareholders of $0.24 per common share in both the first and second quarters of 2011. Dividends paid were $29.2 million for the six months ended June 30, 2011.
Unitrin directly held cash and investments totaling $47.6 million at June 30, 2011, compared to $60.5 million at December 31, 2010. Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments, and the payment of interest on Unitrin’s senior notes include cash and investments directly held by Unitrin, receipt of dividends from Unitrin’s subsidiaries and borrowings under the 2012 Credit Agreement.
The primary sources of funds for Unitrin’s insurance subsidiaries are premiums, investment income and proceeds from the sales and maturity of investments. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Accordingly, during periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could either result in investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they experience several future catastrophic events over a relatively short period of time. The primary sources of funds for Fireside Bank are the repayments of automobile loans,

Liquidity and Capital Resources (continued)
interest on automobile loans, investment income and proceeds from the sales and maturity of investments. The primary uses of funds for Fireside Bank are general expenses and purchase of investments. Prior to the redemption of its Certificates of Deposits, the primary uses of funds for Fireside Bank also included the repayment of customer deposits and interest paid to depositors.
Net Cash Provided by Operating Activities decreased by $28.8 million for the six months ended June 30, 2011, compared to the same period in 2010.
Net Cash Used by Financing Activities increased by $160.3 million for the six months ended June 30, 2011, compared to the same period in 2010. The Company has funded its Automobile Loan Receivables through the issuance of Certificates of Deposits. Net cash used by Repayments of Certificates of Deposits was $321.8 million for the six months ended June 30, 2011, compared to net cash used of $173.6 million for the same period in 2010. Unitrin used $21.7 million of cash during the first six months of 2011 to repurchase shares of its common stock, compared to $12.2 million of cash used to repurchase shares of its common stock in the same period of 2010. Unitrin used $29.2 million of cash to pay dividends for the six months ended June 30, 2011, compared to $27.5 million of cash used to pay dividends in the same period of 2010. The quarterly dividend rate was $0.24 per common share for both the first and second quarter of 2011, compared to $0.22 per common share for the same periods in 2010.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Provided by Investing Activities increased by $238.6 million for the six months ended June 30, 2011, compared to the same period of 2010. Sales of Fixed Maturities exceeded Purchases of Fixed Maturities by $54.8 million for the six months ended June 30, 2011. Purchases of Fixed Maturities exceeded Sales of Fixed Maturities by $14.8 million in the same period of 2010. Sales of Equity Securities exceeded Purchases of Equity Securities by $38.5 million for the six months ended June 30, 2011. Purchases of Equity Securities exceeded Sales of Equity Securities by $29.9 million for the six months ended June 30, 2010. Net cash provided by dispositions of short-term investments was $128.5 million for the six months ended June 30, 2011, compared to $2.3 million provided by dispositions of short-term investments in the same period of 2010. Receipts from automobile loan receivables provided $133.6 million of cash for the six months ended June 30, 2011, compared to $189.6 million of cash provided in the same period of 2010.
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
Quantitative Information About Market Risk
The Company’s Condensed Consolidated Balance Sheets at both June 30, 2011 and December 31, 2010 included four types of financial instruments subject to material market risk disclosures required by the SEC:

1)	Investments in Fixed Maturities;

2)	Investments in Equity Securities;

3)	Automobile Loan Receivables; and

4)	Notes Payable.
The Company's Condensed Consolidated Balance Sheet at December 31, 2010 included an additional type of financial instrument, Certificates of Deposits, subject to material market risk disclosures required by the SEC. Investments in Fixed Maturities, Automobile Loan Receivables, Certificates of Deposits and Notes Payable are subject to material interest rate risk. The Company’s Investments in Equity Securities include common and preferred stocks and, accordingly, are subject to material equity price risk and interest rate risk, respectively.
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
The Company measures its sensitivity to market risk by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates and equity prices. The evaluation is made using instantaneous changes in interest rates and equity prices on a static balance sheet to determine the effect such changes would have on the Company’s market value at risk and the resulting pre-tax effect on Shareholders’ Equity. The changes chosen represent the Company’s view of adverse changes which are reasonably possible over a one-year period. The selection of the changes chosen should not be construed as the Company’s prediction of future market events, but rather an illustration of the impact of such possible events.
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both June 30, 2011 and December 31, 2010 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities and Automobile Loan Receivables, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both June 30, 2011 and December 31, 2010. All other variables were held constant. For Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both June 30, 2011 and December 31, 2010. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at June 30, 2011 and December 31, 2010, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.95 and 0.96 at June 30, 2011 and December 31, 2010, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended June 30, 2011 and December 31, 2010, respectively, and weighted on the fair value of such securities at June 30, 2011 and December 31, 2010, respectively. For equity securities without observable market inputs the Company assumed a beta of 1.00 at June 30, 2011 and December 31, 2010. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

Quantitative Information About Market Risk (continued)
The estimated adverse effects on the fair values of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
June 30, 2011
Assets:
Investments in Fixed Maturities	$4,573.2	$(342.3)	$—	$(342.3)
Investments in Equity Securities	503.0	(5.7)	(110.9)	(116.6)
Automobile Loan Receivables	232.8	(1.9)	—	(1.9)
Liabilities:
Notes Payable	653.5	30.5	—	30.5
December 31, 2010
Assets:
Investments in Fixed Maturities	$4,475.3	$(316.9)	$—	$(316.9)
Investments in Equity Securities	550.4	(6.9)	(125.4)	(132.3)
Automobile Loan Receivables	340.0	(3.1)	—	(3.1)
Liabilities:
Notes Payable	628.0	31.6	—	31.6

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

Caution Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including MD&A, Quantitative and Qualitative Disclosures About Market Risk, Risk Factors and the accompanying unaudited Condensed Consolidated Financial Statements (including the notes thereto) may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition, as well as those discussed under Item 1A., Risk Factors, in the 2010 Annual Report as updated by Item 1A., Risk Factors, to Part II - Other Information of this Quarterly Report on Form 10-Q.

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

Caution Regarding Forward-Looking Statements (continued)

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

Item 1A. Risk Factors
Except for the addition of the following risk factor, there have been no significant changes in the risk factors included in Item 1A. of Part II of the 2010 Annual Report.

A downgrade in the ratings of the sovereign debt of the United States could adversely impact the credit quality and value of the Company's Investments in Fixed Maturities and have other negative impacts on the insurance industry.

Three nationally recognized credit rating agencies, S & P, Moody's and Fitch, have placed the sovereign debt of the United States under negative credit watch with the potential for a downgrade, which could adversely impact the credit quality of the Company's fixed maturity investment portfolio. A downgrade of the sovereign debt of the United States could result in investors requiring higher interest rates for investments in the sovereign debt of the United States as well as other governmental and private issuers, which would likely result in a decrease in the fair values of the Company's investments in fixed maturities. In addition, a downgrade in the ratings of the sovereign debt of the United States, could result in a disruption in the capital markets and adversely impact the Company's ability to invest its cash flows and conduct its investment operations. In addition, such events could lead to additional capital requirements for regulated insurance companies in order to maintain their existing credit ratings by S&P, Moody's, Fitch or AM Best.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2011, Unitrin’s Board of Directors authorized the repurchase of up to $300 million of Unitrin’s common stock. The repurchase program does not have an expiration date. No shares were repurchased under the repurchase program during the second quarter of 2011. The maximum dollar value of shares that may yet be repurchased under the program was $278.3 million of Unitrin's common stock at June 30, 2011.
The repurchase program does not include shares withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under Unitrin’s long-term equity-based compensation plans or shares withheld to satisfy tax withholding obligations on the vesting of restricted stock awards under Unitrin’s long-term equity-based compensation plans. During the quarter ended June 30, 2011, 3,030 shares were withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under Unitrin’s long-term equity-based compensation plans. No restricted stock vested during the quarter ended June 30, 2011.
Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Unitrin’s Annual Report on Form 10-K filed February 4, 2008).
3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to Unitrin’s Quarterly Report on Form 10-Q filed May 4, 2011).
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

4.3
Officers' Certificate, including form of Senior Note with respect to Unitrin’s 6.00% Senior Notes due May 15, 2017 (Incorporated herein by reference to Exhibit 4.2 to Unitrin’s Current Report on Form 8-K filed May 14, 2007).

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

10.2
Unitrin, Inc. 1997 Stock Option Plan, as amended and restated effective February 1, 2006 (Incorporated herein by reference to Exhibit 10.2 to Unitrin’s Quarterly Report on Form 10-Q filed May 4, 2011).

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
10.6
Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.6 to Unitrin’s Quarterly Report on Form 10-Q filed May 4, 2011).

10.7
Form of Stock Option Agreement under the Unitrin, Inc. 1995 Non-Employee Director Stock Option Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.7 to Unitrin’s Annual Report on Form 10-K filed February 4, 2009).

10.8
Form of Stock Option and SAR Agreement under the Unitrin, Inc. 1997 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.8 to Unitrin’s Quarterly Report on Form 10-Q filed May 4, 2011).

10.9
Form of Stock Option and SAR Agreement under the Unitrin, Inc. 2002 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.9 to Unitrin’s Quarterly Report on Form 10-Q filed May 4, 2011).

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

10.13
Form of Stock Option and SAR Agreement for Non-employee Directors under the Unitrin, Inc. 2011 Omnibus Equity Plan, as of May 4, 2011 (Incorporated herein by reference to Exhibit 10.13 to Unitrin’s Quarterly Report on Form 10-Q filed May 4, 2011).

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unitrin, Inc.

Date:	August 3, 2011	/s/ Donald G. Southwell
Donald G. Southwell
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2011	/s/ Dennis R. Vigneau
Dennis R. Vigneau
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 3, 2011	/s/ Richard Roeske
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)