Form 10-Q
period 2011-09-30
KEMPER Corp
filed 2011-11-02
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2011
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from              to
Commission file number 0-18298
______________________________________________________
 Kemper Corporation
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
60,460,402 shares of common stock, $0.10 par value, were outstanding as of October 31, 2011.

KEMPER CORPORATION

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Nine Months Ended		Three Months Ended
	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Revenues:
Earned Premiums	$1,637.1	$1,727.8	$543.0	$568.2
Net Investment Income	222.7	241.0	58.6	79.4
Other Income	0.8	1.0	0.4	0.4
Net Realized Gains (Losses) on Sales of Investments	27.8	14.6	(4.2)	7.2
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(6.7)	(13.9)	(5.0)	(3.6)
Portion of Losses Recognized in Other Comprehensive (Income) Loss	—	1.2	—	(1.0)
Net Impairment Losses Recognized in Earnings	(6.7)	(12.7)	(5.0)	(4.6)
Total Revenues	1,881.7	1,971.7	592.8	650.6
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,269.0	1,240.1	399.6	403.9
Insurance Expenses	500.8	506.8	172.6	168.9
Write-off of Goodwill	—	14.8	—	14.8
Interest and Other Expenses	62.0	49.9	21.4	16.1
Total Expenses	1,831.8	1,811.6	593.6	603.7
Income (Loss) from Continuing Operations before Income Taxes and Equity in Net Loss of Investee	49.9	160.1	(0.8)	46.9
Income Tax Benefit (Expense)	(5.1)	(46.6)	4.6	(14.3)
Income from Continuing Operations before Equity in Net Loss of Investee	44.8	113.5	3.8	32.6
Equity in Net Loss of Investee	—	(0.1)	—	(0.3)
Income from Continuing Operations	44.8	113.4	3.8	32.3
Discontinued Operations:
Income from Discontinued Operations before Income Taxes	19.3	13.7	0.6	5.6
Income Tax Benefit (Expense)	(5.8)	(5.4)	0.3	(2.2)
Income from Discontinued Operations	13.5	8.3	0.9	3.4
Net Income	$58.3	$121.7	$4.7	$35.7
Income from Continuing Operations Per Unrestricted Share:
Basic	$0.74	$1.83	$0.06	$0.52
Diluted	$0.74	$1.82	$0.06	$0.52
Net Income Per Unrestricted Share:
Basic	$0.96	$1.96	$0.08	$0.58
Diluted	$0.96	$1.95	$0.08	$0.58
Dividends Paid to Shareholders Per Share	$0.72	$0.66	$0.24	$0.22

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	Sep 30, 2011	Dec 31, 2010
	(Unaudited)
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2011 - $4,287.1; 2010 - $4,240.8)	$4,782.4	$4,475.3
Equity Securities at Fair Value (Cost: 2011 - $355.0; 2010 - $449.2)	360.8	550.4
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	305.0	328.0
Short-term Investments at Cost which Approximates Fair Value	120.9	402.9
Other Investments	495.2	494.2
Total Investments	6,064.3	6,250.8
Cash	471.0	117.2
Automobile Loan Receivables at Cost and Net of Reserve for Loan Losses (Fair Value: 2010 - $340.0)	—	337.6
Other Receivables	604.4	606.7
Deferred Policy Acquisition Costs	539.5	525.2
Goodwill	311.8	311.8
Current and Deferred Income Tax Assets	38.7	39.6
Other Assets	170.9	169.6
Total Assets	$8,200.6	$8,358.5
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,094.5	$3,063.7
Property and Casualty	1,063.6	1,118.7
Total Insurance Reserves	4,158.1	4,182.4
Certificates of Deposits at Cost (Fair Value: 2010 - $336.6)	—	321.4
Unearned Premiums	687.1	678.6
Liabilities for Income Taxes	69.2	15.1
Notes Payable at Amortized Cost (Fair Value: 2011 - $708.5; 2010 - $628.0)	675.4	609.8
Accrued Expenses and Other Liabilities	390.7	437.8
Total Liabilities	5,980.5	6,245.1
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 60,456,257 Shares Issued and Outstanding at September 30, 2011 and 61,066,587 Shares Issued and Outstanding at December 31, 2010	6.1	6.1
Paid-in Capital	745.4	751.1
Retained Earnings	1,200.5	1,198.8
Accumulated Other Comprehensive Income	268.1	157.4
Total Shareholders’ Equity	2,220.1	2,113.4
Total Liabilities and Shareholders’ Equity	$8,200.6	$8,358.5

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	Sep 30, 2011	Sep 30, 2010
Operating Activities:
Net Income	$58.3	$121.7
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(14.3)	(7.0)
Equity in Net Loss of Former Investee before Taxes	—	0.2
Equity in Earnings of Equity Method Limited Liability Investments	(7.2)	(33.1)
Amortization of Investment Securities and Depreciation of Investment Real Estate	12.2	14.1
Net Realized Gains on Sales of Investments	(28.2)	(14.6)
Net Impairment Losses Recognized in Earnings	6.7	12.7
Gain on Sale of Portfolio of Automobile Loan Receivables	(4.5)	—
Benefit for Loan Losses	(34.1)	(3.7)
Depreciation of Property and Equipment	10.4	10.0
Write-off of Goodwill	—	14.8
Decrease (Increase) in Other Receivables	(2.8)	12.3
Decrease in Insurance Reserves	(25.6)	(48.3)
Increase (Decrease) in Unearned Premiums	8.5	(21.1)
Change in Income Taxes	(7.5)	1.9
Decrease in Accrued Expenses and Other Liabilities	(8.3)	(23.7)
Other, Net	26.3	24.0
Net Cash Provided (Used) by Operating Activities	(10.1)	60.2
Investing Activities:
Sales and Maturities of Fixed Maturities	547.8	478.3
Purchases of Fixed Maturities	(577.1)	(371.0)
Sales of Equity Securities	236.6	23.8
Purchases of Equity Securities	(181.3)	(67.0)
Sales of Former Investee	—	1.3
Acquisition and Improvements of Investment Real Estate	(4.0)	(2.2)
Sales of Investment Real Estate	0.3	—
Return of Investment of Equity Method Limited Liability Investments	47.7	21.0
Acquisitions of Equity Method Limited Liability Investments	(17.5)	(18.2)
Disposition of Business, Net of Cash Disposed	—	4.1
Decrease (Increase) in Short-term Investments	282.1	(8.8)
Net Proceeds from Sale of Portfolio of Automobile Loan Receivables	220.7	—
Receipts from Automobile Loan Receivables	158.6	268.9
Increase in Other Investments	(10.2)	(9.2)
Other, Net	(19.1)	(34.0)
Net Cash Provided by Investing Activities	684.6	287.0
Financing Activities:
Repayments of Certificates of Deposits	(321.8)	(278.3)
Proceeds from Issuance of Notes Payable	95.0	—
Repayments of Notes Payable	(30.0)	—
Common Stock Repurchases	(21.7)	(24.5)
Cash Dividends Paid to Shareholders	(43.7)	(41.1)
Cash Exercise of Stock Options	0.1	0.1
Excess Tax Benefits from Share-based Awards	0.2	0.1
Other, Net	1.2	2.4
Net Cash Used by Financing Activities	(320.7)	(341.3)
Increase in Cash	353.8	5.9
Cash, Beginning of Year	117.2	143.7
Cash, End of Period	$471.0	$149.6
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
On August 25, 2011, Unitrin, Inc. changed its name to Kemper Corporation and began trading on the New York Stock Exchange under a new ticker symbol, KMPR. The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and include the accounts of Kemper Corporation, formerly known as Unitrin, Inc. (“Kemper”), and its subsidiaries (individually and collectively referred to herein as the “Company”) and are unaudited. All significant intercompany accounts and transactions have been eliminated.
During the third quarter of 2011, Kemper's subsidiary, Fireside Bank, sold its active portfolio of automobile loan receivables. Accordingly, the Company has accounted for Fireside Bank as a discontinued operation beginning with these financial statements and has reclassified the results of Fireside Bank and the related disclosures for the nine and three months ended September 30, 2010 to conform to the current presentation. The Company also accounts for its former Unitrin Business Insurance operations as discontinued operations. See Note 2, "Discontinued Operations," to the Condensed Consolidated Financial Statements.
Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and certain other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in Kemper’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2010 (the “2010 Annual Report”).
Adoption of New Accounting Standards and Accounting Standards Not Yet Adopted
The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASUs”) to amend the authoritative literature in the FASB Accounting Standards Codification (“ASC”). The Company has not adopted any new accounting standards in 2011. There have been nine ASUs issued in 2011 that amend the original text of ASC. Except for ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements and ASU 2011-08, Testing Goodwill for Impairment, described below, none of the ASUs issued in 2011 are expected to have an impact on the Company. ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which was issued in 2010 and also described below, is expected to have an impact on the Company.
In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The standard is effective for interim and annual reporting periods beginning after December 15, 2011, with earlier adoption permitted. The provisions of the new standard can be applied either prospectively or retrospectively. The standard amends ASC Topic 944, Financial Services—Insurance, and modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The Company intends to adopt the standard retrospectively beginning with its 2012 consolidated financial statements. The Company anticipates that the adoption of the standard will reduce consolidated shareholders' equity by approximately $100 million.
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
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The standard is effective for the first interim or annual period beginning on or after December 15, 2011 with early adoption permitted. The standard amends ASC Topic 350, Intangibles—Goodwill and Other, and gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Except for the requirement to perform the qualitative assessment, the Company does not anticipate that the adoption of the new standard will have a material impact on the Company.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Discontinued Operations

In the first quarter of 2011, Kemper's subsidiary, Fireside Bank, paid $0.6 million in incentives, in lieu of future interest, to holders of certificates of deposits to voluntarily close their accounts in advance of their scheduled maturity dates. Fireside Bank redeemed $12.4 million of certificates of deposits in connection with such incentive offers.
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
During the third quarter of 2011, Fireside Bank sold its active portfolio of automobile loan receivables with a carrying value of $214.2 million, net of Reserve for Loan Losses of $22.9 million, at a gain of $4.5 million before tax. The Company has accounted for Fireside Bank as a discontinued operation beginning with these financial statements and has reclassified the results of Fireside Bank and the related disclosures for the nine and three months ended September 30, 2010 to conform to the current presentation.
Fireside Bank had total capital of $266.2 million at September 30, 2011. Following approval from its regulators, Fireside Bank distributed $250.0 million of its capital to its parent company, Fireside Securities Corporation ("Fireside Securities") in October 2011. Fireside Securities, then in turn, distributed the same amount to its parent company, Kemper Corporation.
The Company has retained Property and Casualty Insurance Reserves for unpaid insured losses of its former Unitrin Business Insurance operations that occurred prior to June 1, 2008, the effective date of the sale of such operations to AmTrust Financial Services, Inc. Property and Casualty Insurance Reserves reported in the Company's Condensed Consolidated Balance Sheets include $134.3 million and $155.0 million at September 30, 2011 and December 31, 2010, respectively, for such retained liabilities. Changes in the Company's estimate of such retained liabilities after the sale are reported as a separate component of the results of discontinued operations.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Discontinued Operations (continued)
Summary financial information included in Income from Discontinued Operations for the nine and three months ended September 30, 2011 and 2010 is presented below:

	Nine Months Ended		Three Months Ended
(Dollars in Millions, Except Per Share Amounts)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Interest, Loan Fees and Earned Discounts	$31.8	$78.9	$3.8	$22.4
Other Automobile Finance Revenues	1.4	1.0	1.1	0.2
Gain on Sale of Portfolio of Automobile Loan Receivables	4.5	—	4.5	—
Total Automobile Finance Revenues	37.7	79.9	9.4	22.6
Net Investment Income	0.5	1.5	—	0.5
Net Realized Gains on Sales of Investments	0.4	—	—	—
Total Revenues Included in Discontinued Operations	$38.6	$81.4	$9.4	$23.1

Income (Loss) from Discontinued Operations before Income Taxes:
Fireside Bank:
Results of Operations	$17.8	$14.7	$(2.0)	$5.3
Gain on Sale of Portfolio of Automobile Loan Receivables	4.5	—	4.5	—
Unitrin Business Insurance:
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	(3.0)	(1.0)	(1.9)	0.3
Income from Discontinued Operations before Income Taxes	19.3	13.7	0.6	5.6
Income Tax Benefit (Expense)	(5.8)	(5.4)	0.3	(2.2)
Income from Discontinued Operations	$13.5	$8.3	$0.9	$3.4

Income from Discontinued Operations Per Unrestricted Share:
Basic	$0.22	$0.13	$0.02	$0.06
Diluted	$0.22	$0.13	$0.02	$0.06

Note 3 - Investments
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2011 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$464.7	$52.0	$—	$516.7
States and Political Subdivisions	1,761.0	143.1	(0.8)	1,903.3
Corporate Securities:
Bonds and Notes	1,977.7	307.8	(10.3)	2,275.2
Redeemable Preferred Stocks	78.4	3.4	(0.3)	81.5
Mortgage and Asset-backed	5.3	1.1	(0.7)	5.7
Investments in Fixed Maturities	$4,287.1	$507.4	$(12.1)	$4,782.4

Included in the fair value of Mortgage and Asset-backed investments at September 30, 2011 are $3.2 million of collateralized debt obligations, $1.8 million of non-governmental residential mortgage-backed securities, $0.6 million of other asset-backed securities and $0.1 million of commercial mortgage-backed securities.

KEMPER CORPORATION AND SUBSIDIARIES
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
The estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2011, by contractual maturity, were:

(Dollars in Millions)
Due in One Year or Less	$90.3
Due after One Year to Five Years	466.7
Due after Five Years to Ten Years	942.2
Due after Ten Years	2,978.3
Asset-backed Securities Not Due at a Single Maturity Date	304.9
Investments in Fixed Maturities	$4,782.4

The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at September 30, 2011 consisted of securities issued by the Government National Mortgage Association with a fair value of $268.2 million, securities issued by the Federal National Mortgage Association with a fair value of $30.1 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $0.9 million and securities of other issuers with a fair value of $5.7 million.

Accrued Expenses and Other Liabilities at September 30, 2011 includes a payable of $4.9 million for purchases of Investments in Fixed Maturities that settled in October. There were no unsettled purchases of Investments in Fixed Maturities at December 31, 2010.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at September 30, 2011 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$94.4	$0.8	$(6.3)	$88.9
Other Industries	18.3	2.6	(0.7)	20.2
Common Stocks:
Manufacturing	63.6	9.6	(0.9)	72.3
Other Industries	40.3	4.0	(2.8)	41.5
Other Equity Interests:
Exchange Traded Funds	66.0	0.1	(0.4)	65.7
Limited Liability Companies and Limited Partnerships	72.4	5.1	(5.3)	72.2
Investments in Equity Securities	$355.0	$22.2	$(16.4)	$360.8

Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2010 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$94.4	$3.5	$(0.2)	$97.7
Other Industries	20.0	7.6	(0.2)	27.4
Common Stocks:
Intermec	86.9	50.6	—	137.5
Manufacturing	75.3	14.6	(0.3)	89.6
Other Industries	37.3	6.6	(0.1)	43.8
Other Equity Interests:
Exchange Traded Funds	76.5	2.7	—	79.2
Limited Liability Companies and Limited Partnerships	58.8	17.6	(1.2)	75.2
Investments in Equity Securities	$449.2	$103.2	$(2.0)	$550.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)

An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at September 30, 2011 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$1.3	$—	$—	$—	$1.3	$—
States and Political Subdivisions	—	—	12.3	(0.8)	12.3	(0.8)
Corporate Securities:
Bonds and Notes	176.9	(5.5)	67.4	(4.8)	244.3	(10.3)
Redeemable Preferred Stocks	1.0	(0.3)	1.7	—	2.7	(0.3)
Mortgage and Asset-backed	—	—	2.9	(0.7)	2.9	(0.7)
Total Fixed Maturities	179.2	(5.8)	84.3	(6.3)	263.5	(12.1)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	52.4	(5.6)	2.1	(0.7)	54.5	(6.3)
Other Industries	3.2	(0.6)	2.8	(0.1)	6.0	(0.7)
Common Stocks:
Manufacturing	11.2	(0.9)	—	—	11.2	(0.9)
Other Industries	15.7	(2.8)	—	—	15.7	(2.8)
Other Equity Interests:
Exchange Traded Funds	50.5	(0.4)	—	—	50.5	(0.4)
Limited Liability Companies and Limited Partnerships	43.3	(5.0)	1.6	(0.3)	44.9	(5.3)
Total Equity Securities	176.3	(15.3)	6.5	(1.1)	182.8	(16.4)
Total	$355.5	$(21.1)	$90.8	$(7.4)	$446.3	$(28.5)

Unrealized losses on fixed maturities, which the Company has determined to be temporary at September 30, 2011, were $12.1 million, of which $6.3 million is related to fixed maturities that were in an unrealized loss position for 12 months or longer. Unrealized losses at September 30, 2011 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months” were insignificant. There were no unrealized losses at September 30, 2011 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Included in the preceding table under the heading “12 Months or Longer” are unrealized losses of $0.1 million at September 30, 2011 related to securities for which the Company has previously recognized foreign currency losses in earnings. Investment-grade fixed maturity investments comprised $4.8 million and below-investment-grade fixed maturity investments comprised $7.3 million of the unrealized losses on investments in fixed maturities at September 30, 2011. Unrealized losses for below-investment-grade fixed maturities included unrealized losses totaling $0.1 million for one issuer that the Company previously recognized foreign currency impairment losses in earnings. For the other remaining below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 5% of the amortized cost basis of the investment. At September 30, 2011, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. The Company concluded that these impairments were temporary at September 30, 2011.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)

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
The vast majority of the Company’s preferred stocks in an unrealized loss position at September 30, 2011 are perpetual preferred stocks of financial institutions. The Company considers the debt-like characteristics of perpetual preferred stocks along with issuer ratings when evaluating impairment. All such preferred stocks paid dividends at the stated dividend rate during the twelve-month period preceding the evaluation date. The Company concluded that the declines in the fair values of these perpetual preferred stocks were temporary in nature, largely driven by market conditions, and since the Company intends to hold the securities until recovery, these investments were not considered to be other-than-temporarily impaired at September 30, 2011. The Company concluded that the unrealized losses on its investments in common stocks at September 30, 2011 were temporary based on the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. By the nature of their underlying investments, the Company believes that its investments in the limited liability partnerships also exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities were temporary at September 30, 2011.

KEMPER CORPORATION AND SUBSIDIARIES
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)

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

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Balance at Beginning of Period	$2.4	$3.7	$2.1	$5.4
Additions for Previously Unrecognized OTTI Credit Losses	—	3.1	—	—
Increases to Previously Recognized OTTI Credit Losses	—	2.6	—	—
Reductions to Previously Recognized OTTI Credit Losses	(0.5)	(1.6)	(0.2)	(0.1)
Reductions due to Intent to Sell Investments	—	(5.1)	—	(2.6)
Balance at End of Period	$1.9	$2.7	$1.9	$2.7

The carrying values of the Company’s Other Investments at September 30, 2011 and December 31, 2010 were:

(Dollars in Millions)	Sep 30, 2011	Dec 31, 2010
Loans to Policyholders at Unpaid Principal	$248.6	$238.4
Real Estate at Depreciated Cost	241.8	249.9
Trading Securities at Fair Value	4.2	5.1
Other	0.6	0.8
Total	$495.2	$494.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Casualty Insurance Reserves
Property and Casualty Insurance Reserve activity for the nine months ended September 30, 2011 and 2010 was:

	Nine Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010
Property and Casualty Insurance Reserves - Gross of Reinsurance at Beginning of Year	$1,118.7	$1,211.3
Less Reinsurance Recoverables at Beginning of Year	78.1	77.4
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	1,040.6	1,133.9
Incurred Losses and LAE Related to:
Current Year - Continuing Operations	1,038.4	983.7
Prior Years:
Continuing Operations	(30.1)	(19.5)
Discontinued Operations	1.9	0.4
Total Incurred Losses and LAE Related to Prior Years	(28.2)	(19.1)
Total Incurred Losses and LAE	1,010.2	964.6
Paid Losses and LAE Related to:
Current Year - Continuing Operations	636.7	579.0
Prior Years:
Continuing Operations	399.9	425.3
Discontinued Operations	22.1	32.5
Total Paid Losses and LAE Related to Prior Years	422.0	457.8
Total Paid Losses and LAE	1,058.7	1,036.8
Property and Casualty Insurance Reserves - Net of Reinsurance at End of Period	992.1	1,061.7
Plus Reinsurance Recoverable at End of Period	71.5	69.7
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$1,063.6	$1,131.4

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

For the nine months ended September 30, 2011, the Company reduced its property and casualty insurance reserves by $28.2 million to recognize favorable development of losses and loss adjustment expenses (“LAE”) from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $27.6 million and commercial lines insurance losses and LAE reserves developed favorably by $0.6 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2010, 2009 and 2008 accident years.
For the nine months ended September 30, 2010, the Company reduced its property and casualty insurance reserves by $19.1 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $19.2 million and commercial lines insurance losses and LAE reserves developed unfavorably by $0.1 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2009, 2007 and 2006 accident years.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Notes Payable
Total debt outstanding at September 30, 2011 and December 31, 2010 was:

(Dollars in Millions)	Sep 30, 2011	Dec 31, 2010
Notes Payable under Revolving Credit Agreement	$65.0	$—
Senior Notes at Amortized Cost:
6.00% Senior Notes due May 15, 2017	356.7	356.3
6.00% Senior Notes due November 30, 2015	248.1	247.8
Mortgage Note Payable at Amortized Cost	5.6	5.7
Notes Payable at Amortized Cost	$675.4	$609.8
The amount available for future borrowings under the Company's revolving credit agreement was $180.0 million and $245.0 million at September 30, 2011 and December 31, 2010, respectively.
Interest Expense, including facility fees and accretion of discount, for the nine and three months ended September 30, 2011 and 2010 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Notes Payable under Revolving Credit Agreement	$1.5	$1.3	$0.6	$0.4
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	16.5	16.5	5.5	5.5
6.00% Senior Notes due November 30, 2015	11.5	—	3.8	—
4.875% Senior Notes due November 1, 2010	—	7.6	—	2.6
Mortgage Note Payable	0.3	0.3	0.1	0.1
Interest Expense before Capitalization of Interest	29.8	25.7	10.0	8.6
Capitalization of Interest	(1.8)	(1.3)	(0.7)	(0.5)
Total Interest Expense	$28.0	$24.4	$9.3	$8.1
Interest paid, including facility fees, for the nine and three months ended September 30, 2011 and 2010 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Notes Payable under Revolving Credit Agreement	$0.5	$0.5	$0.3	$0.2
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	10.8	10.8	—	—
6.00% Senior Notes due November 30, 2015	7.8	—	—	—
4.875% Senior Notes due November 1, 2010	—	4.9	—	—
Mortgage Note Payable	0.3	0.3	0.1	0.1
Total Interest Paid	$19.4	$16.5	$0.4	$0.3

Note 6 - Long-term Equity-based Compensation Plans
On May 4, 2011, Kemper's shareholders approved the 2011 Omnibus Equity Plan (“Omnibus Plan”). The Omnibus Plan replaced the Company's previous employee stock option plans, director stock option plan and restricted stock plan (collectively, the “Prior Plans”). Awards previously granted under the Prior Plans remain outstanding in accordance with their original terms. Beginning May 4, 2011, equity-based compensation awards may only be granted under the Omnibus Plan. A maximum number of 10,000,000 shares of Kemper common stock may be issued under the Omnibus Plan (the "Share Authorization"). As of September 30, 2011, there were 9,907,950 common shares available for future grants under the Omnibus Plan, of which

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Long-term Equity-based Compensation Plans (continued)
528,225 shares related to performance-based restricted stock awards outstanding under the Prior Plans, were reserved for future grants.
The design of the Omnibus Plan provides for fungible use of shares to determine the number of shares available for future grants, with a fungible conversion factor of three to one, such that the Share Authorization will be reduced at two different rates, depending on the type of award granted. Each share of Kemper common stock issuable upon the exercise of stock options or stock appreciation rights will reduce the number of shares available for future grant under the Share Authorization by one share, while each share of Kemper common stock issued pursuant to “full value awards” will reduce the number of shares available for future grant under the Share Authorization by three shares. “Full value awards” are awards, other than stock options or stock appreciation rights, that are settled by the issuance of shares of Kemper common stock and include restricted stock, restricted stock units, performance shares, performance units, if settled with stock, and other stock-based awards.
Share-based compensation expense for all of the Company’s long-term equity-based compensation plans was $4.4 million and $3.5 million for the nine months ended September 30, 2011 and 2010, respectively. Total unamortized compensation expense related to nonvested awards of such plans at September 30, 2011 was $6.3 million, which is expected to be recognized over a weighted-average period of 1.5 years.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The assumptions used in the Black-Scholes pricing model for options granted during the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended
	Sep 30, 2011			Sep 30, 2010
Range of Valuation Assumptions
Expected Volatility	41.26%	-	55.16%	40.55%	-	50.51%
Risk-free Interest Rate	1.30	-	2.87	1.91	-	3.20
Expected Dividend Yield	3.15	-	3.38	3.25	-	3.39
Weighted-Average Expected Life (in Years)
Employee Grants	3.5	-	7	4	-	7
Director Grants	6			6

Option and stock appreciation right activity for the nine months ended September 30, 2011 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	4,004,546	$42.34
Granted	313,750	28.10
Exercised	(12,000)	19.43
Forfeited or Expired	(498,494)	46.45
Outstanding at End of Period	3,807,802	$40.70	4.34	$2.4
Vested and Expected to Vest at End of Period	3,778,505	$40.82	4.31	$2.4
Exercisable at End of Period	3,312,613	$43.07	3.66	$1.8

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2011 and 2010 were $9.11 per option and $7.70 per option, respectively. Total intrinsic value of stock options exercised was $0.1 million for the nine months ended September 30, 2011. Cash received from option exercises and the total tax benefits realized for tax deductions from option exercises were insignificant for both the nine months ended September 30, 2011 and 2010.

Recipients of restricted stock are entitled to full dividend and voting rights on the same basis as all other outstanding shares of Kemper common stock, and all awards are subject to forfeiture until certain restrictions have lapsed. The grant-date fair values of time-based restricted stock awards are determined using the closing price of Kemper common stock on the date of grant. The

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Long-term Equity-based Compensation Plans (continued)

grant-date fair values of the performance-based restricted stock awards are determined using the Monte Carlo simulation method.
Activity related to nonvested restricted stock for the nine months ended September 30, 2011 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	218,156	$23.72
Granted	135,425	32.61
Vested	(50,821)	30.18
Forfeited	(907)	25.60
Nonvested Balance at End of Period	301,853	$26.62

Restricted stock granted during the nine months ended September 30, 2011 includes 69,950 shares of time-vested restricted stock and 65,475 shares of performance-based restricted stock. The nonvested balance of restricted stock at September 30, 2011 was comprised of 125,778 shares of time-vested restricted stock and 176,075 shares of performance-based restricted stock. The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based shares was 176,075 shares (as "full value awards," the equivalent of 528,225 shares under the Share Authorization) at September 30, 2011. The total fair value of restricted stock that vested during the nine months ended September 30, 2011 was $1.4 million and the tax benefits for tax deductions realized from the vesting on such restricted stock was $0.5 million. The total fair value of restricted stock that vested during the nine months ended September 30, 2010 was $2.2 million and the tax benefits for tax deductions realized from the vesting on such restricted stock was $0.8 million.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Income from Continuing Operations Per Unrestricted Share
The Company’s awards of restricted stock contain a right to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the nine and three months ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended		Three Months Ended
	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
(Dollars in Millions)
Income from Continuing Operations	$44.8	$113.4	$3.8	$32.3
Less Income from Continuing Operations Attributed to Restricted Shares	0.2	0.6	—	0.2
Income from Continuing Operations Attributed to Unrestricted Shares	44.6	112.8	3.8	32.1
Dilutive Effect on Income of Kemper Share-based Compensation Equivalent Shares	—	—	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$44.6	$112.8	$3.8	$32.1
(Shares in Thousands)
Weighted-Average Unrestricted Shares Outstanding	60,312.6	61,865.9	60,141.4	61,457.8
Kemper Share-based Compensation Equivalent Shares	106.2	88.5	88.0	85.4
Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	60,418.8	61,954.4	60,229.4	61,543.2
(Per Unrestricted Share in Whole Dollars)
Basic Income from Continuing Operations Per Unrestricted Share	$0.74	$1.83	$0.06	$0.52
Diluted Income from Continuing Operations Per Unrestricted Share	$0.74	$1.82	$0.06	$0.52

Options outstanding to purchase 3.4 million and 3.3 million shares of Kemper common stock were excluded from the computation of Kemper Share-based Compensation Equivalent Shares and Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the nine and three months ended September 30, 2011, respectively, because their exercise prices exceeded the average market price. Options outstanding to purchase 4.3 million and 4.1 million shares of Kemper common stock were excluded from the computation of Kemper Share-based Compensation Equivalent Shares and Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the nine and three months ended September 30, 2010, respectively, because their exercise prices exceeded the average market price.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Other Comprehensive Income and Accumulated Other Comprehensive Income
Other Comprehensive Income for the nine and three months ended September 30, 2011 and 2010 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$192.0	$343.1	$138.0	$176.4
Reclassification Adjustment for Amounts Included in Net Income	(27.2)	0.3	3.5	1.2
Unrealized Holding Gains (Losses)	164.8	343.4	141.5	177.6
Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	0.6	(1.4)	—	0.7
Reclassification Adjustment for Amounts Included in Net Income	—	2.1	—	—
Foreign Currency Translation Adjustments	0.6	0.7	—	0.7
Equity in Other Comprehensive Income of Investee	—	2.9	—	7.9
Amortization of Unrecognized Postretirement Benefit Costs	6.5	0.8	2.1	0.2
Other Comprehensive Income (Loss) Before Income Taxes	171.9	347.8	143.6	186.4
Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	(68.4)	(121.3)	(49.2)	(62.2)
Reclassification Adjustment for Amounts Included in Net Income	9.6	(0.1)	(1.2)	(0.5)
Unrealized Holding Gains and Losses	(58.8)	(121.4)	(50.4)	(62.7)
Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	(0.2)	0.5	—	(0.3)
Reclassification Adjustment for Amounts Included in Net Income	—	(0.8)	—	—
Foreign Currency Translation Adjustment	(0.2)	(0.3)	—	(0.3)
Equity in Other Comprehensive Income of Investee	—	(1.0)	—	(2.7)
Amortization of Unrecognized Postretirement Benefit Costs	(2.2)	(0.3)	(0.6)	(0.1)
Income Tax Benefit (Expense)	(61.2)	(123.0)	(51.0)	(65.8)
Other Comprehensive Income	$110.7	$224.8	$92.6	$120.6

Total Comprehensive Income was $169.0 million and $97.3 million for the nine and three months ended September 30, 2011, respectively. Total Comprehensive Income was $346.5 million and $156.3 million for the nine and three months ended September 30, 2010, respectively.

The components of Accumulated Other Comprehensive Income at September 30, 2011 and December 31, 2010 were:

(Dollars in Millions)	Sep 30, 2011	Dec 31, 2010
Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$0.6	$0.8
Other Unrealized Gains on Investments	323.0	216.8
Foreign Currency Translation Adjustments, Net of Income Taxes	(0.2)	(0.6)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(55.3)	(59.6)
Accumulated Other Comprehensive Income	$268.1	$157.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Income Taxes
Current and Deferred Income Tax Assets at September 30, 2011 and December 31, 2010 were:

(Dollars in Millions)	Sep 30, 2011	Dec 31, 2010
Current Income Tax Assets	$37.4	$39.3
Deferred Income Tax Assets	7.5	9.4
Valuation Allowance for State Income Taxes	(6.2)	(9.1)
Current and Deferred Income Tax Assets	$38.7	$39.6

The components of Liabilities for Income Taxes at September 30, 2011 and December 31, 2010 were:

(Dollars in Millions)	Sep 30, 2011	Dec 31, 2010
Deferred Income Tax Liabilities	$63.1	$7.3
Unrecognized Tax Benefits	6.1	7.8
Liabilities for Income Taxes	$69.2	$15.1

In January 2011, the Company received a refund resulting from its 2009 net operating and capital loss carryback claim. The U.S. Joint Committee on Taxation's ("JCT") approval is required by law for all refunds in excess of $2 million. During the third quarter of 2011, the Company extended the statute of limitations related to its 2007 tax year until September 30, 2012 to allow the JCT to complete its review and formally approve the refund. The Company does not anticipate a material modification to the claim as a result of this review.
During the third quarter of 2011, the Florida Department of Revenue completed its audit of the 2007-2009 income tax returns of Kemper's subsidiary, United Insurance Company of America ("United"), and accepted the returns as filed.
Tax expense for the nine months ended September 30, 2011 included interest expense of $0.2 million related to unrecognized tax benefits related to tax positions of prior years. Tax expense for the nine months ended September 30, 2010 included an interest benefit of $2.3 million related to unrecognized tax benefits, which was comprised of an interest benefit of $2.8 million resulting from the expiration of the 2006 federal statute of limitations and $0.5 million of interest expense related to tax positions of prior years.
Income taxes paid, net of income tax refunds of $24.9 million, were $18.2 million for the nine months ended September 30, 2011. Income taxes paid were $49.9 million for the nine months ended September 30, 2010.
Note 10 - Pension Benefits and Postretirement Benefits Other Than Pensions
The components of Pension Expense for the nine and three months ended September 30, 2011 and 2010 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Service Cost on Benefits Earned	$7.7	$6.8	$2.6	$2.3
Interest Cost on Projected Benefit Obligation	17.2	16.8	5.7	5.6
Expected Return on Plan Assets	(18.3)	(17.8)	(6.1)	(6.0)
Net Amortization and Deferral	7.0	1.7	2.3	0.6
Total Pension Expense	$13.6	$7.5	$4.5	$2.5

On September 14, 2011, the Company made a voluntary contribution of $83.7 million to its defined benefit pension plan. The contribution consisted of $32.2 million in cash and 7,309,764 shares of Intermec common stock with a fair value of $51.5 million on the date of contribution. The Company recognized a realized loss of $7.0 million on the contribution of Intermec common stock. On May 23, 2011, the Company requested a waiver from the U.S. Department of Labor ("DOL") related to the prohibited transaction rules under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and the Internal Revenue Code for the one-time in-kind contribution of the shares of Intermec common stock. On September 26, 2011, the DOL published an Employee Benefits Security Administration notice in the Federal Register indicating that they are

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Pension Benefits and Postretirement Benefits Other Than Pensions (continued)
considering granting relief, retroactive to September 1, 2011, from the prohibited transaction rules. The Company expects that the DOL will grant the relief in the fourth quarter of 2011.

The components of Postretirement Benefits Other than Pensions Expense for the nine and three months ended September 30, 2011 and 2010 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Service Cost on Benefits Earned	$0.1	$0.1	$—	$—
Interest Cost on Projected Benefit Obligation	1.4	1.5	0.5	0.5
Net Amortization and Deferral	(0.5)	(0.8)	(0.2)	(0.3)
Total Postretirement Benefits Other than Pensions Expense	$1.0	$0.8	$0.3	$0.2

Note 11 - Business Segments
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance. The Company conducts its operations through four operating segments: Kemper Preferred, Unitrin Specialty, Unitrin Direct and Life and Health Insurance.
The Kemper Preferred segment provides preferred and standard risk personal automobile insurance, homeowners insurance and other personal insurance through independent agents. The Unitrin Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty market through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their adverse driving records or claim or credit histories. Unitrin Direct markets personal automobile, homeowners and renters insurance through direct mail and the Internet through web insurance portals, click-thrus and its own website and through employer-sponsored voluntary benefit programs and other affinity relationships. The Life and Health Insurance segment provides individual life, accident, health and property insurance.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Business Segments (continued)

Segment Revenues for the nine and three months ended September 30, 2011 and 2010 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Revenues:
Kemper Preferred:
Earned Premiums	$642.8	$667.1	$216.5	$221.8
Net Investment Income	38.1	38.6	8.4	12.3
Other Income	0.2	0.3	0.1	0.1
Total Kemper Preferred	681.1	706.0	225.0	234.2
Unitrin Specialty:
Earned Premiums	336.7	359.9	111.0	117.0
Net Investment Income	16.4	18.5	3.3	5.7
Other Income	0.4	0.5	0.2	0.2
Total Unitrin Specialty	353.5	378.9	114.5	122.9
Unitrin Direct:
Earned Premiums	171.8	217.6	54.4	68.6
Net Investment Income	13.9	16.0	2.9	4.8
Other Income	0.1	0.1	0.1	—
Total Unitrin Direct	185.8	233.7	57.4	73.4
Life and Health Insurance:
Earned Premiums	485.8	483.2	161.1	160.8
Net Investment Income	148.3	158.4	42.9	53.8
Other Income	0.1	0.1	—	0.1
Total Life and Health Insurance	634.2	641.7	204.0	214.7
Total Segment Revenues	1,854.6	1,960.3	600.9	645.2
Net Realized Gains (Losses) on Sales of Investments	27.8	14.6	(4.2)	7.2
Net Impairment Losses Recognized in Earnings	(6.7)	(12.7)	(5.0)	(4.6)
Other	6.0	9.5	1.1	2.8
Total Revenues	$1,881.7	$1,971.7	$592.8	$650.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Business Segments (continued)

Segment Operating Profit (Loss) for the nine and three months ended September 30, 2011 and 2010 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Segment Operating Profit (Loss):
Kemper Preferred	$(55.7)	$54.0	$(15.7)	$17.1
Unitrin Specialty	17.8	23.0	6.7	8.0
Unitrin Direct	(19.3)	(1.7)	(3.7)	(1.5)
Life and Health Insurance	117.8	100.9	34.3	26.9
Total Segment Operating Profit	60.6	176.2	21.6	50.5
Unallocated Operating Loss	(31.8)	(18.0)	(13.2)	(6.2)
Total Operating Profit	28.8	158.2	8.4	44.3
Net Realized Gains (Losses) on Sales of Investments	27.8	14.6	(4.2)	7.2
Net Impairment Losses Recognized in Earnings	(6.7)	(12.7)	(5.0)	(4.6)
Income (Loss) from Continuing Operations before Income Taxes and Equity in Net Loss of Investee	$49.9	$160.1	$(0.8)	$46.9

Segment Net Operating Income (Loss) for the nine and three months ended September 30, 2011 and 2010 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Segment Net Operating Income (Loss):
Kemper Preferred	$(29.7)	$41.6	$(8.0)	$13.5
Unitrin Specialty	14.4	18.0	5.3	6.2
Unitrin Direct	(10.1)	0.8	(1.6)	0.3
Life and Health Insurance	76.0	60.3	22.4	12.4
Total Segment Net Operating Income	50.6	120.7	18.1	32.4
Unallocated Net Operating Loss	(19.5)	(8.5)	(8.3)	(1.8)
Net Operating Income	31.1	112.2	9.8	30.6
Unallocated Net Income (Loss) From:
Net Realized Gains (Losses) on Sales of Investments	18.0	9.5	(2.7)	4.7
Net Impairment Losses Recognized in Earnings	(4.3)	(8.3)	(3.3)	(3.0)
Income from Continuing Operations	$44.8	$113.4	$3.8	$32.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Business Segments (continued)

Earned Premiums by product line for the nine and three months ended September 30, 2011 and 2010 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Life	$297.1	$298.3	$98.0	$98.8
Accident and Health	124.6	120.5	41.9	40.5
Property and Casualty:
Personal Lines:
Automobile	854.7	947.4	281.4	308.3
Homeowners	226.4	223.7	76.6	75.1
Other Personal	104.5	104.6	35.0	34.8
Total Personal Lines	1,185.6	1,275.7	393.0	418.2
Commercial Automobile	29.8	33.3	10.1	10.7
Total Earned Premiums	$1,637.1	$1,727.8	$543.0	$568.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements
The Company classifies its Investments in Fixed Maturities and Equity Securities as available for sale and reports these investments at fair value. The Company classifies certain investments in mutual funds included in Other Investments as trading securities and reports these investments at fair value. The Company has no material liabilities that are measured and reported at fair value.

The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at September 30, 2011 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$153.4	$363.3	$—	$516.7
States and Political Subdivisions	—	1,903.3	—	1,903.3
Corporate Securities:
Bonds and Notes	—	2,088.6	186.6	2,275.2
Redeemable Preferred Stocks	—	77.0	4.5	81.5
Mortgage and Asset-backed	—	5.4	0.3	5.7
Total Investments in Fixed Maturities	153.4	4,437.6	191.4	4,782.4
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	88.9	—	88.9
Other Industries	—	16.6	3.6	20.2
Common Stocks:
Manufacturing	65.7	4.5	2.1	72.3
Other Industries	38.0	—	3.5	41.5
Other Equity Interests:
Exchange Traded Funds	65.7	—	—	65.7
Limited Liability Companies and Limited Partnerships	—	—	72.2	72.2
Total Investments in Equity Securities	169.4	110.0	81.4	360.8
Other Investments:
Trading Securities	4.2	—	—	4.2
Total	$327.0	$4,547.6	$272.8	$5,147.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements (continued)

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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements (continued)

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
At September 30, 2011, the Company had unfunded commitments to invest an additional $67.9 million in certain private equity and mezzanine debt funds that will be included in Other Equity Interests.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2011 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$146.2	$4.5	$0.4	$14.7	$75.2	$241.0
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	1.0	—	—	4.6	0.3	5.9
Included in Other Comprehensive Income	2.5	—	—	(5.5)	(16.6)	(19.6)
Purchases	76.1	—	—	1.5	23.9	101.5
Settlements	(44.1)	—	(0.1)	(0.4)	(10.6)	(55.2)
Sales	(0.5)	—	—	(5.7)	—	(6.2)
Transfers Into Level 3 from Level 2	5.4	—	—	—	—	5.4
Balance at End of Period	$186.6	$4.5	$0.3	$9.2	$72.2	$272.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2011 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$174.8	$6.4	$0.3	$8.5	$80.1	$270.1
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	0.6	—	—	(0.1)	0.3	0.8
Included in Other Comprehensive Income	1.1	(1.9)	—	(0.2)	(13.7)	(14.7)
Purchases	20.1	—	—	1.0	8.3	29.4
Settlements	(15.4)	—	—	—	(2.8)	(18.2)
Transfers Into Level 3 from Level 2	5.4	—	—	—	—	5.4
Balance at End of Period	$186.6	$4.5	$0.3	$9.2	$72.2	$272.8

The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no significant transfers between Levels 1 and 2 or Levels 1 and 3 for the nine and three months ended September 30, 2011.

Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2010 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$124.8	$70.1	$4.9	$14.0	$39.1	$252.9
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(5.5)	(5.1)	—	—	—	(10.6)
Included in Other Comprehensive Income	8.9	2.6	(1.1)	3.7	10.5	24.6
Purchases	19.2	0.1	—	0.3	13.3	32.9
Settlements	(9.8)	—	(0.1)	(0.8)	(1.2)	(11.9)
Sales	(1.7)	(67.7)	(0.1)	—	—	(69.5)
Transfers Out of Level 3 to Level 2	—	—	(3.1)	—	—	(3.1)
Balance at End of Period	$135.9	$—	$0.5	$17.2	$61.7	$215.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements (continued)

Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2010 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$121.6	$66.8	$0.5	$15.4	$51.5	$255.8
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(1.6)	(2.7)	—	—	—	(4.3)
Included in Other Comprehensive Income	2.1	3.7	—	1.6	6.3	13.7
Purchases	15.0	(0.1)	—	0.2	4.2	19.3
Settlements	(0.9)	—	0.1	—	(0.3)	(1.1)
Sales	(0.3)	(67.7)	(0.1)	—	—	(68.1)
Balance at End of Period	$135.9	$—	$0.5	$17.2	$61.7	$215.3

There were no significant transfers between Levels 1 and 2 or Levels 1 and 3 for the nine and three months ended September 30, 2010.
Note 13 - Contingencies
In the ordinary course of their businesses, Kemper and its subsidiaries are involved in legal proceedings, including lawsuits, regulatory examinations and inquiries. Some of these proceedings involve matters particular to the Company or one or more of its subsidiaries, while others pertain to business practices in the industries in which Kemper or its subsidiaries operate. Some lawsuits seek class action status that, if granted, could expose Kemper or its subsidiaries to potentially significant liability by virtue of the size of the putative classes. These matters can raise complicated issues and may be subject to many uncertainties, including, but not limited to: (i) the underlying facts of the matter; (ii) unsettled questions of law; (iii) issues unique to the jurisdiction where the matter is pending; (iv) damage claims, including claims for punitive damages, that are disproportionate to the actual economic loss incurred; and (v) the legal, regulatory and political environments faced by large corporations generally and the insurance and banking sectors specifically. Accordingly, the outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular points in time are in most cases difficult or impossible to ascertain.
Certain subsidiaries of Kemper, like many property and casualty insurers, are defending a significant volume of lawsuits in southern coastal states arising out of property damage caused by catastrophes and storms, including major hurricanes. In these matters, the plaintiffs seek compensatory and punitive damages, and equitable relief. The Company believes its relevant subsidiaries have meritorious defenses to assert in these proceedings, and will vigorously contest these matters.
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
The legal and regulatory environments within which Kemper and its subsidiaries conduct their businesses are often unpredictable. Industry practices that were considered legally-compliant and reasonable for years may suddenly be deemed unacceptable by virtue of an unexpected court or regulatory ruling. Anticipating such shifts in the law and the impact they may have on the Company and its operations is a difficult task, and there can be no assurances that the Company will not encounter such shifts in the future.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14 - Related Parties
One of Kemper's directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. Kemper's subsidiary, Trinity Universal Insurance Company (“Trinity”), had $101.2 million in assets managed by FS&C at September 30, 2011, under an agreement with FS&C whereby FS&C provides investment management services with respect to certain assets of Trinity for a fee based on the fair market value of the assets under management. Such agreement is terminable by either party at any time upon 30 days advance written notice. Investment expenses incurred in connection with such agreement were $0.2 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively.
FS&C also provides investment management services with respect to certain funds of the Company’s defined benefit pension plan. At September 30, 2011, the Company’s defined benefit pension plan had $95.1 million in assets managed by FS&C. Investment expenses in connection with such agreement were $0.2 million for the nine months ended September 30, 2011.
With respect to the Company’s defined contribution plans, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. Participants in the Company’s defined contribution plans had allocated $17.0 million for investment in the Dreyfus Appreciation Fund at September 30, 2011, representing 6.3% of the total amount invested in the Company’s defined contribution plans at September 30, 2011.
The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income
Net Income was $58.3 million ($0.96 per unrestricted common share) for the nine months ended September 30, 2011, compared to $121.7 million ($1.96 per unrestricted common share) for the same period in 2010. Net Income was $4.7 million ($0.08 per unrestricted common share) for the three months ended September 30, 2011, compared to $35.7 million ($0.58 per unrestricted common share) for the same period in 2010.
Income from Continuing Operations was $44.8 million ($0.74 per unrestricted common share) for the nine months ended September 30, 2011, compared to $113.4 million ($1.83 per unrestricted common share) for the same period in 2010. Income from Continuing Operations was $3.8 million ($0.06 per unrestricted common share) for the three months ended September 30, 2011, compared to Income from Continuing Operations of $32.3 million ($0.52 per unrestricted common share) for the same period in 2010.
A reconciliation of Segment Net Operating Income (Loss) to Net Income for the nine and three months ended September 30, 2011 and 2010 is presented below:

	Nine Months Ended			Three Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010	Increase (Decrease)	Sep 30, 2011	Sep 30, 2010	Increase (Decrease)
Segment Net Operating Income (Loss):
Kemper Preferred	$(29.7)	$41.6	$(71.3)	$(8.0)	$13.5	$(21.5)
Unitrin Specialty	14.4	18.0	(3.6)	5.3	6.2	(0.9)
Unitrin Direct	(10.1)	0.8	(10.9)	(1.6)	0.3	(1.9)
Life and Health Insurance	76.0	60.3	15.7	22.4	12.4	10.0
Total Segment Net Operating Income	50.6	120.7	(70.1)	18.1	32.4	(14.3)
Unallocated Net Operating Loss	(19.5)	(8.5)	(11.0)	(8.3)	(1.8)	(6.5)
Net Operating Income	31.1	112.2	(81.1)	9.8	30.6	(20.8)
Net Income (Loss) From:
Net Realized Gains (Losses) on Sales of Investments	18.0	9.5	8.5	(2.7)	4.7	(7.4)
Net Impairment Losses Recognized in Earnings	(4.3)	(8.3)	4.0	(3.3)	(3.0)	(0.3)
Income from Continuing Operations	44.8	113.4	(68.6)	3.8	32.3	(28.5)
Income from Discontinued Operations	13.5	8.3	5.2	0.9	3.4	(2.5)
Net Income	$58.3	$121.7	$(63.4)	$4.7	$35.7	$(31.0)
Revenues
Earned Premiums were $1,637.1 million and $1,727.8 million for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $90.7 million. Earned Premiums were $543.0 million and $568.2 million for the three months ended September 30, 2011 and 2010, respectively, a decrease of $25.2 million. Earned Premiums decreased in the Unitrin Direct, Kemper Preferred and Unitrin Specialty segments.
Net Investment Income decreased by $18.3 million for the nine months ended September 30, 2011, compared to the same period in 2010, due primarily to lower net investment income from certain Equity Method Limited Liability Investments, partially offset by higher dividends on Equity Securities. Net Investment Income decreased by $20.8 million for the three months ended September 30, 2011, compared to the same period in 2010, due primarily to lower investment income from certain Equity Method Limited Liability Investments, partially offset by higher dividends on Equity Securities and higher interest and dividends from Investments in Fixed Maturities.
Net Realized Gains on Sales of Investments were $27.8 million for the nine months ended September 30, 2011 and Net Realized Losses on Sales of Investments were $4.2 million for the three months ended September 30, 2011. Net Realized Gains on Sales of Investments were $14.6 million and $7.2 million for the nine and three months ended September 30, 2010, respectively. Net Impairment Losses Recognized in Earnings were $6.7 million and $5.0 million for the nine and three months ended September 30, 2011, respectively, compared to $12.7 million and $4.6 million for the same periods in 2010, resulting from other than temporary declines in fair values of investments. The Company cannot predict if or when similar investment

Summary of Results (continued)
gains or losses may occur in the future.
Catastrophes
Catastrophe losses and LAE (excluding loss and LAE reserve development from prior accident years) from continuing operations were $156.7 million and $42.7 million for the nine and three months ended September 30, 2011, respectively, compared to $57.7 million and $13.9 million for the same periods in 2010. Catastrophe losses and LAE (excluding loss and LAE reserve development) by business segment for the nine and three months ended September 30, 2011 and 2010 are presented below:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Kemper Preferred	$137.8	$50.3	$40.9	$11.7
Unitrin Specialty	3.7	2.7	0.7	0.4
Unitrin Direct	6.2	1.2	2.2	0.5
Life and Health Insurance	9.0	3.5	(1.1)	1.3
Total Catastrophe Losses and LAE	$156.7	$57.7	$42.7	$13.9

In the second quarter of 2011, the United States experienced a high volume of spring storms, including a record level of tornadoes in April. In the third quarter of 2011, the Company incurred claims related to Hurricane Irene. Catastrophe losses and LAE for both the nine and three months ended September 30, 2011 include $23.7 million related to Hurricane Irene, of which $22.5 million is included in the Kemper Preferred segment. The Company continues to investigate and settle claims from spring storms, some of which are classified as catastrophes, and Hurricane Irene. Catastrophe losses and LAE for Life and Health Insurance segment for the three months ended September 30, 2011 in the preceding table include a reduction of $1.9 million in its estimate of catastrophes occurring in the first half of 2011.

Loss and LAE Reserve Development
Increases (Decreases) in the Company's property and casualty loss and LAE reserves for the nine and three months ended September 30, 2011 and 2010 to recognize adverse (favorable) loss and LAE reserve development from prior accident years, hereinafter also referred to as "reserve development" in the discussion of segment results, is presented below:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Kemper Preferred:
Non-catastrophe	$(11.6)	$(14.9)	$(7.9)	$(4.2)
Catastrophe	(3.8)	(4.3)	(1.5)	(0.4)
Total	(15.4)	(19.2)	(9.4)	(4.6)
Unitrin Specialty:
Non-catastrophe	(7.0)	1.5	(3.2)	(1.5)
Catastrophe	0.1	0.1	—	—
Total	(6.9)	1.6	(3.2)	(1.5)
Unitrin Direct:
Non-catastrophe	(6.3)	(7.8)	(5.3)	(0.5)
Catastrophe	0.4	0.2	—	—
Total	(5.9)	(7.6)	(5.3)	(0.5)
Life and Health Insurance:
Non-catastrophe	(0.9)	0.7	—	0.3
Catastrophe	(1.0)	5.0	(0.3)	2.9
Total	(1.9)	5.7	(0.3)	3.2
Increase (Decrease) in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	(25.8)	(20.5)	(16.4)	(5.9)
Catastrophe	(4.3)	1.0	(1.8)	2.5
Increase (Decrease) in Total Loss and LAE Reserve Related to Prior Years	$(30.1)	$(19.5)	$(18.2)	$(3.4)
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

Non-GAAP Financial Measures
Underlying Combined Ratio
The following discussions for the Kemper Preferred, Unitrin Specialty and Unitrin Direct segments use the non-GAAP financial measures of (i) Underlying Losses and LAE and (ii) Underlying Combined Ratio. Underlying Losses and LAE (also referred to in the discussion as “Current Year Non-catastrophe Losses and LAE”) exclude the impact of catastrophe losses, and loss and LAE reserve development from the Company’s Incurred Losses and LAE, which is the most directly comparable GAAP financial measure. The Underlying Combined Ratio is computed by adding the Current Year Non-catastrophe Losses and LAE Ratio with the Incurred Expense Ratio. The most directly comparable GAAP financial measure is the combined ratio, which uses total incurred losses and LAE, including the impact of catastrophe losses, and loss and LAE reserve development. The Company believes Underlying Losses and LAE and the Underlying Combined Ratio is useful to investors and is used by management to reveal the trends in the Company's Property and Casualty insurance businesses that may be obscured by catastrophe losses and prior year reserve development. These catastrophe losses may cause the Company's loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on incurred losses and LAE and the combined ratio. Prior year reserve developments are caused by unexpected loss development on historical reserves. Because reserve development relates to the re-estimation of losses from earlier periods, it has no bearing on the performance of the Company's insurance products in the current period. The Company believes it is useful for investors to evaluate these components separately and in the aggregate when reviewing the Company's underwriting performance.
Net Operating Income (Loss)
Net Operating Income (Loss) is an after-tax, non-GAAP measure and is computed by excluding from Income (Loss) from Continuing Operations the after-tax impact of 1) Net Realized Gains (Losses) on Sales of Investments, 2) Net Impairment Losses Recognized in Earnings related to investments and 3) other significant non-recurring or infrequent items that may not be indicative of ongoing operations. Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years.
The Company believes that Net Operating Income (Loss) provides investors with a valuable measure of its ongoing performance because it reveals underlying operational performance trends that otherwise might be less apparent if the items were not excluded. Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings related to investments included in the Company's results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the company's investments, the timing of which is unrelated to the insurance underwriting process. Significant non-recurring items are excluded because, by their nature, they are not indicative of the Company's business or economic trends.
These non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall underwriting profitability of our business.

Kemper Preferred

Selected financial information for the Kemper Preferred segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Net Premiums Written	$657.6	$663.8	$233.3	$230.1
Earned Premiums:
Automobile	$383.0	$409.9	$128.5	$135.6
Homeowners	219.6	217.2	74.3	72.9
Other Personal	40.2	40.0	13.7	13.3
Total Earned Premiums	642.8	667.1	216.5	221.8
Net Investment Income	38.1	38.6	8.4	12.3
Other Income	0.2	0.3	0.1	0.1
Total Revenues	681.1	706.0	225.0	234.2
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	435.8	438.3	148.9	148.8
Catastrophe Losses and LAE	137.8	50.3	40.9	11.7
Prior Years:
Non-catastrophe Losses and LAE	(11.6)	(14.9)	(7.9)	(4.2)
Catastrophe Losses and LAE	(3.8)	(4.3)	(1.5)	(0.4)
Total Incurred Losses and LAE	558.2	469.4	180.4	155.9
Insurance Expenses	178.6	182.6	60.3	61.2
Operating Profit (Loss)	(55.7)	54.0	(15.7)	17.1
Income Tax Benefit (Expense)	26.0	(12.4)	7.7	(3.6)
Net Operating Income (Loss)	$(29.7)	$41.6	$(8.0)	$13.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	67.8%	65.7%	68.7%	67.1%
Current Year Catastrophe Losses and LAE Ratio	21.4	7.5	18.9	5.3
Prior Years Non-catastrophe Losses and LAE Ratio	(1.8)	(2.2)	(3.6)	(1.9)
Prior Years Catastrophe Losses and LAE Ratio	(0.6)	(0.6)	(0.7)	(0.2)
Total Incurred Loss and LAE Ratio	86.8	70.4	83.3	70.3
Incurred Expense Ratio	27.8	27.4	27.9	27.6
Combined Ratio	114.6%	97.8%	111.2%	97.9%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	67.8%	65.7%	68.7%	67.1%
Incurred Expense Ratio	27.8	27.4	27.9	27.6
Underlying Combined Ratio	95.6%	93.1%	96.6%	94.7%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	95.6%	93.1%	96.6%	94.7%
Current Year Catastrophe Losses and LAE Ratio	21.4	7.5	18.9	5.3
Prior Years Non-catastrophe Losses and LAE Ratio	(1.8)	(2.2)	(3.6)	(1.9)
Prior Years Catastrophe Losses and LAE Ratio	(0.6)	(0.6)	(0.7)	(0.2)
Combined Ratio as Reported	114.6%	97.8%	111.2%	97.9%

Kemper Preferred (continued)

Insurance Reserves

(Dollars in Millions)	Sep 30, 2011	Dec 31, 2010
Insurance Reserves:
Automobile	$268.5	$286.2
Homeowners	127.5	97.6
Other Personal	37.2	36.7
Insurance Reserves	$433.2	$420.5
Insurance Reserves:
Loss Reserves:
Case	$268.6	$261.5
Incurred but Not Reported	97.5	88.0
Total Loss Reserves	366.1	349.5
LAE Reserves	67.1	71.0
Insurance Reserves	$433.2	$420.5

Earned Premiums in the Kemper Preferred segment decreased by $24.3 million and $5.3 million for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010, due primarily to lower volume, partially offset by higher average premium rates. Volume decreased due, in part, to Kemper Preferred’s decision to maintain its underwriting discipline and increase premium rates while facing increased competition in a soft personal lines insurance market. Kemper Preferred expects earned premiums to decrease over the next few quarters as lower volume is partially offset by higher average premium rates. Earned premiums on automobile insurance decreased by $26.9 million for the nine months ended September 30, 2011, compared to the same period in 2010, due to lower volume, partially offset by higher average premium rates. Earned premiums on automobile insurance decreased by $7.1 million for the three months ended September 30, 2011, compared to the same period in 2010, due primarily to lower volume and to a lesser extent, lower average premium rates. The weighted-average number of automobile insurance policies in force decreased by 8.2% for the nine months ended September 30, 2011, compared to the same period in 2010. The weighted-average number of automobile insurance policies in force for the three months ended September 30, 2011 was 6.7% lower, compared to the same period in 2010. Earned premiums on homeowners insurance increased by $2.4 million and $1.4 million for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010, due primarily to higher average premium rates, partially offset by lower volume. The weighted-average number of homeowners insurance policies in force decreased by 3.5% for the nine months ended September 30, 2011, compared to the same period in 2010. The weighted-average number of homeowners insurance policies in force decreased by 1.5% for the three months ended September 30, 2011, compared to the same period in 2010. Earned premiums on other personal insurance increased by $0.2 million and $0.4 million for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010, due primarily to higher average premium rates, partially offset by lower volume.
Net Investment Income in the Kemper Preferred segment decreased by $0.5 million and $3.9 million for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010, due primarily to lower net investment income from Equity Method Limited Liability Investments and lower net investment income from fixed maturities, partially offset by higher dividends on equity securities. Net investment income from Equity Method Limited Liability Investments was $7.1 million for the nine months ended September 30, 2011, compared to $11.0 million in the same period in 2010. Net Investment Income included a net investment loss of $2.2 million from Equity Method Limited Liability Investments for the three months ended September 30, 2011, compared to net investment income from Equity Method Limited Liability Investments of $2.9 million in the same period in 2010.
Operating results in the Kemper Preferred segment decreased by $109.7 million for the nine months ended September 30, 2011, compared to the same period in 2010, due primarily to higher incurred catastrophe losses and LAE (excluding development), higher underlying losses and LAE as a percentage of earned premiums, the impact of lower favorable loss and LAE reserve development (including catastrophe development) and higher insurance expenses as a percentage of earned premiums. Underlying incurred losses and LAE exclude the impact of catastrophes, and loss and LAE reserve development.
Operating results in the Kemper Preferred segment decreased by $32.8 million for the three months ended September 30, 2011,

Kemper Preferred (continued)
compared to the same period in 2010, due primarily to higher incurred catastrophe losses and LAE (excluding development), lower net investment income, higher underlying losses and LAE as a percentage of earned premiums, partially offset by the impact of higher favorable loss and LAE reserve development (including catastrophe development). Catastrophe losses and LAE (excluding development) were $137.8 million and $40.9 million for the nine and three months ended September 30, 2011, respectively, compared to $50.3 million and $11.7 million, respectively, for the same periods in 2010. Favorable loss and LAE reserve development (including catastrophe development) was $15.4 million and $9.4 million for the nine and three months ended September 30, 2011, respectively, compared to $19.2 million and $4.6 million, respectively, for the same periods in 2010. Underlying losses and LAE as a percentage of earned premiums were 67.8% and 68.7% for the nine and three months ended September 30, 2011, respectively, compared to 65.7% and 67.1%, respectively, for the same periods in 2010.
Automobile insurance incurred losses and LAE were $284.9 million for the nine months ended September 30, 2011, compared to $292.4 million for the same period in 2010. Automobile insurance incurred losses and LAE decreased by $7.5 million due primarily to lower claim volume resulting principally from fewer automobile insurance policies in force and lower underlying losses and LAE as a percentage of automobile insurance earned premiums, partially offset by higher incurred catastrophe losses and LAE (excluding development) and the impact of lower favorable loss and LAE reserve development (excluding catastrophe development). Underlying losses and LAE as a percentage of automobile insurance earned premiums were 71.4% for the nine months ended September 30, 2011, compared to 72.7% for the same period in 2010. Underlying losses and LAE as a percentage of automobile insurance earned premiums decreased due primarily to lower average frequency of losses. Catastrophe losses and LAE (excluding development) were $13.9 million for the nine months ended September 30, 2011, compared to $5.0 million in 2010. Favorable Loss and LAE reserve development (excluding catastrophe development) was $2.4 million for the nine months ended September 30, 2011, compared to favorable development of $10.6 million for the same period in 2010.
Automobile insurance incurred losses and LAE were $95.4 million for the three months ended September 30, 2011, compared to $95.0 million for the same period in 2010. Automobile insurance incurred losses and LAE increased by $0.4 million due primarily to higher incurred catastrophe losses and LAE (excluding development) and the impact of lower favorable loss and LAE reserve development (excluding catastrophe development), partially offset by lower claim volume resulting principally from fewer automobile policies in force. Catastrophe losses and LAE (excluding development) were $4.3 million for the three months ended September 30, 2011, compared to $0.4 million in 2010. Favorable Loss and LAE reserve development (excluding catastrophe development) was $2.9 million for the three months ended September 30, 2011, compared to $3.7 million for the same period in 2010.
Homeowners insurance incurred losses and LAE were $251.7 million for the nine months ended September 30, 2011, compared to $158.3 million for the same period in 2010. Homeowners insurance incurred losses and LAE increased by $93.4 million for the nine months ended September 30, 2011, compared to 2010, due primarily to higher catastrophe losses and LAE (excluding development) and higher underlying losses and LAE, partially offset by the impact of higher favorable loss and LAE reserve development (excluding catastrophe development). Catastrophe losses and LAE (excluding development) on homeowners insurance were $118.3 million for the nine months ended September 30, 2011, compared to $44.1 million in 2010. The catastrophe losses were primarily related to Hurricane Irene and several severe tornadoes and other storms throughout the United States. Underlying losses and LAE were $143.7 million for the nine months ended September 30, 2011, compared to $121.2 million for the same period in 2010. Underlying losses and LAE increased due primarily to higher average estimated frequency and severity of losses. Favorable loss and LAE reserve development (excluding catastrophe development) was $6.3 million for the nine months ended September 30, 2011, compared to $2.9 million for the same period in 2010.
Homeowners insurance incurred losses and LAE were $79.2 million for the three months ended September 30, 2011, compared to $54.5 million for the same period in 2010. Homeowners insurance incurred losses and LAE increased by $24.7 million for the three months ended September 30, 2011, compared to 2010, due primarily to higher catastrophe losses and LAE (excluding development), and higher underlying losses and LAE, partially offset by the impact of higher favorable loss and LAE reserve development (including catastrophe development). Catastrophe losses and LAE (excluding development) on homeowners insurance were $34.5 million for the three months ended September 30, 2011, compared to $10.8 million in 2010. The 2011 catastrophe losses were primarily related to Hurricane Irene. Underlying losses and LAE were $48.8 million for the three months ended September 30, 2011, compared to $44.2 million for the same period in 2010. Underlying losses and LAE increased due primarily to higher average estimated frequency and severity of losses. Favorable loss and LAE reserve development (including catastrophe development) was $4.1 million for the three months ended September 30, 2011, compared to $0.5 million for the same period in 2010.
Other personal insurance incurred losses and LAE were $21.6 million for the nine months ended September 30, 2011, compared to $18.7 million for the same period in 2010. Other personal insurance incurred losses and LAE increased by $2.9

Kemper Preferred (continued)
million due primarily to higher catastrophe losses and LAE (excluding development), partially offset by the impact of higher favorable loss and LAE reserve development (excluding catastrophe development). Catastrophe losses and LAE (excluding development) on other personal insurance were $5.6 million for the nine months ended September 30, 2011, compared to $1.2 million for the same period in 2010. Favorable loss and LAE reserve development (excluding catastrophe development) was $2.9 million for the nine months ended September 30, 2011, compared to $1.4 million for the same period in 2010.
Other personal insurance incurred losses and LAE were $5.8 million for the three months ended September 30, 2011, compared to $6.4 million for the same period in 2010. Other personal insurance incurred losses and LAE decreased by $0.6 million due primarily to the impact of higher favorable loss and LAE reserve development (excluding catastrophe development), lower incurred underlying losses and LAE, partially offset by higher catastrophe losses and LAE (excluding development). Favorable loss and LAE reserve development (excluding catastrophe development) on other personal insurance was $2.4 million for the three months ended September 30, 2011, compared to $0.6 million for the same period in 2010. Catastrophe losses and LAE (excluding development) were $2.1 million for the three months ended September 30, 2011, compared to $0.5 million for the same period in 2010. Underlying losses and LAE were $6.0 million for the three months ended September 30, 2011, compared to $6.4 million for the same period in 2010.
Insurance Expenses decreased by $4.0 million and $0.9 million for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010, due primarily to lower acquisition expenses, partially offset by higher underwriting expenses, largely due to information technology expenses related to several new systems initiatives.
The Kemper Preferred segment reported a Net Operating Loss of $29.7 million and $8.0 million for the nine and three months ended September 30, 2011, respectively, compared to Net Operating Income of $41.6 million and $13.5 million, respectively, for the same periods in 2010. Net results in the Kemper Preferred segment decreased by $71.3 million and $21.5 million for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010, due primarily to the lower operating results. The Kemper Preferred segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $18.7 million for the nine months ended September 30, 2011, compared to $18.4 million for the same period in 2010. Tax-exempt investment income and dividends received deductions were $6.2 million for the three months ended September 30, 2011, compared to $6.2 million for the same period in 2010.

Unitrin Specialty
Selected financial information for the Unitrin Specialty segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Net Premiums Written	$338.2	$351.1	$109.3	$114.0
Earned Premiums:
Personal Automobile	$306.9	$326.6	$100.9	$106.3
Commercial Automobile	29.8	33.3	10.1	10.7
Total Earned Premiums	336.7	359.9	111.0	117.0
Net Investment Income	16.4	18.5	3.3	5.7
Other Income	0.4	0.5	0.2	0.2
Total Revenues	353.5	378.9	114.5	122.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	270.9	282.3	86.8	92.9
Catastrophe Losses and LAE	3.7	2.7	0.7	0.4
Prior Years:
Non-catastrophe Losses and LAE	(7.0)	1.5	(3.2)	(1.5)
Catastrophe Losses and LAE	0.1	0.1	—	—
Total Incurred Losses and LAE	267.7	286.6	84.3	91.8
Insurance Expenses	68.0	69.3	23.5	23.1
Operating Profit	17.8	23.0	6.7	8.0
Income Tax Expense	(3.4)	(5.0)	(1.4)	(1.8)
Net Operating Income	$14.4	$18.0	$5.3	$6.2

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	80.5%	78.4%	78.2%	79.5%
Current Year Catastrophe Losses and LAE Ratio	1.1	0.8	0.6	0.3
Prior Years Non-catastrophe Losses and LAE Ratio	(2.1)	0.4	(2.9)	(1.3)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	79.5	79.6	75.9	78.5
Incurred Expense Ratio	20.2	19.3	21.2	19.7
Combined Ratio	99.7%	98.9%	97.1%	98.2%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	80.5%	78.4%	78.2%	79.5%
Incurred Expense Ratio	20.2	19.3	21.2	19.7
Underlying Combined Ratio	100.7%	97.7%	99.4%	99.2%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	100.7%	97.7%	99.4%	99.2%
Current Year Catastrophe Losses and LAE Ratio	1.1	0.8	0.6	0.3
Prior Years Non-catastrophe Losses and LAE Ratio	(2.1)	0.4	(2.9)	(1.3)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Combined Ratio as Reported	99.7%	98.9%	97.1%	98.2%

Unitrin Specialty (continued)

Insurance Reserves

(Dollars in Millions)	Sep 30, 2011	Dec 31, 2010
Insurance Reserves:
Personal Automobile	$169.6	$181.9
Commercial Automobile	54.4	61.7
Other	7.9	7.2
Insurance Reserves	$231.9	$250.8
Insurance Reserves:
Loss Reserves:
Case	$137.9	$151.9
Incurred but Not Reported	48.9	63.4
Total Loss Reserves	186.8	215.3
LAE Reserves	45.1	35.5
Insurance Reserves	$231.9	$250.8

Earned Premiums in the Unitrin Specialty segment decreased by $23.2 million and $6.0 million for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010, due to lower earned premiums for both personal and commercial automobile insurance. Personal automobile insurance earned premiums decreased by $19.7 million and $5.4 million for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010, due primarily to lower volume and, to a lesser extent, lower average earned premium per policy. Throughout 2010, Unitrin Specialty’s personal automobile insurance policies in force decreased due to economic conditions, increased competition and higher premium rates, particularly in California. Personal automobile insurance policies in force were approximately 317,000 at September 30, 2011, compared to 329,000 at the beginning of 2011 and approximately 351,000 at the beginning of 2010. Unitrin Specialty expects that personal automobile insurance policies in force will be down throughout the remainder of 2011. Commercial automobile insurance earned premiums decreased by $3.5 million and $0.6 million for the nine and three months ended September 30, 2011, respectively, compared to same periods in 2010, due primarily to lower volume. Commercial automobile insurance volume has decreased due primarily to a smaller renewal book of business, partially offset by higher retention rates.
Net Investment Income in the Unitrin Specialty segment decreased by $2.1 million and $2.4 million for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010, due primarily to lower net investment income from Equity Method Limited Liability Investments. The Unitrin Specialty segment reported net investment income of $3.2 million from Equity Method Limited Liability Investments for the nine months ended September 30, 2011, compared to $5.3 million for the same period in 2010. The Unitrin Specialty segment reported net investment losses of $0.9 million from Equity Method Limited Liability Investments for the three months ended September 30, 2011, compared to net investment income of $1.4 million for the same period in 2010.
Operating Profit in the Unitrin Specialty segment decreased by $5.2 million and $1.3 million for the nine and three months ended September 30, 2011, compared to the same periods in 2010, due primarily to lower operating profit in personal automobile insurance, offset by higher operating profit in commercial automobile insurance and other insurance.
Personal automobile insurance operating profit decreased by $7.3 million for the nine months ended September 30, 2011, compared to the same period in 2010, due primarily to higher underlying incurred losses and LAE as a percentage of personal automobile insurance earned premiums, higher insurance expenses as a percentage of personal automobile insurance earned premiums and lower net investment income, partially offset by the favorable effects of loss and LAE reserve development. Underlying incurred losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Underlying incurred losses and LAE as a percentage of personal automobile insurance earned premiums increased due primarily to higher frequency of losses and, to a lesser extent, higher severity of losses for the nine months ended September 30, 2011, compared to the same period in 2010. Loss and LAE reserve development on personal automobile insurance had a favorable effect of $4.3 million for the nine months ended September 30, 2011, compared to an adverse effect of $1.0 million for the same period in 2010. Insurance expenses as a percentage of personal automobile insurance earned premiums increased due primarily to investment in policy and billing systems. Personal automobile insurance operating profit decreased by $2.5 million for the

Unitrin Specialty (continued)
three months ended September 30, 2011, compared to the same period in 2010, due primarily to lower net investment income and higher insurance expenses as a percentage of personal automobile insurance earned premiums, partially offset by the favorable effects of loss and LAE reserve development. Insurance expenses as a percentage of personal automobile insurance earned premiums increased due primarily to investments in policy and billing systems. Loss and LAE reserve development on personal automobile insurance had favorable effects of $2.3 million for the three months ended September 30, 2011, compared to $1.0 million for the same period in 2010.

Commercial automobile insurance operating profit increased by $1.6 million and $0.8 million for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010, due primarily to the favorable effects of loss and LAE reserve development and lower underlying incurred losses and LAE as a percentage of commercial automobile insurance earned premiums. Loss and LAE reserve development on commercial automobile insurance had favorable effects of $3.0 million and $0.8 million for the nine and three months ended September 30, 2011, respectively, compared to favorable effects of $1.0 million and $0.7 million, respectively, for the same periods in 2010. Underlying incurred losses and LAE as a percentage of commercial automobile insurance earned premiums decreased for the nine and three months ended September 30, 2011, compared to the same periods in 2010, due primarily to lower severity, partially offset by higher frequency of losses.

Other insurance consists of certain reinsurance pools in run-off and other personal insurance in run-off. Other insurance operating loss was $0.1 million for the nine months ended September 30, 2011, compared to $0.6 million for the same period in 2010. Other insurance operating profit was $0.2 million for the three months ended September 30, 2011, compared to an operating loss of $0.2 million for the same period in 2010. Adverse Loss and LAE reserve development on certain reinsurance pools in run-off was $0.4 million for the nine months ended September 30, 2011, compared to $0.7 million for the same period in 2010. Loss and LAE reserve development on these reinsurance pools was not significant for either of the three months ended September 30, 2011 or September 30, 2010. Insurance expenses for the nine months ended September 30, 2010 included a reduction of expense of $0.8 million related to a change in estimate for uncollectible reinsurance. Loss and LAE reserve development on other personal insurance had an adverse effect of $0.9 million for the nine months ended September 30, 2010 and was almost entirely related to two liability claims, one from 2003 and the other from 2005.
Net Operating Income in the Unitrin Specialty segment decreased by $3.6 million and $0.9 million for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010, due primarily to the lower Operating Profit. The Unitrin Specialty segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $8.0 million and $2.5 million for the nine and three months ended September 30, 2011, respectively, compared to $8.8 million and $2.9 million, respectively, for the same periods in 2010.

Unitrin Direct
Selected financial information for the Unitrin Direct segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Net Premiums Written	$163.5	$207.9	$52.0	$67.3
Earned Premiums:
Automobile	$164.8	$210.9	$52.0	$66.4
Homeowners	6.8	6.5	2.3	2.2
Other Personal	0.2	0.2	0.1	—
Total Earned Premiums	171.8	217.6	54.4	68.6
Net Investment Income	13.9	16.0	2.9	4.8
Other Income	0.1	0.1	0.1	—
Total Revenues	185.8	233.7	57.4	73.4
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	145.7	174.6	44.9	54.5
Catastrophe Losses and LAE	6.2	1.2	2.2	0.5
Prior Years:
Non-catastrophe Losses and LAE	(6.3)	(7.8)	(5.3)	(0.5)
Catastrophe Losses and LAE	0.4	0.2	—	—
Total Incurred Losses and LAE	146.0	168.2	41.8	54.5
Insurance Expenses	59.1	67.2	19.3	20.4
Operating Loss	(19.3)	(1.7)	(3.7)	(1.5)
Income Tax Benefit	9.2	2.5	2.1	1.8
Net Operating Income (Loss)	$(10.1)	$0.8	$(1.6)	$0.3

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	84.9%	80.2%	82.5%	79.4%
Current Year Catastrophe Losses and LAE Ratio	3.6	0.6	4.0	0.7
Prior Years Non-catastrophe Losses and LAE Ratio	(3.7)	(3.6)	(9.7)	(0.7)
Prior Years Catastrophe Losses and LAE Ratio	0.2	0.1	—	—
Total Incurred Loss and LAE Ratio	85.0	77.3	76.8	79.4
Incurred Expense Ratio	34.4	30.9	35.5	29.7
Combined Ratio	119.4%	108.2%	112.3%	109.1%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	84.9%	80.2%	82.5%	79.4%
Incurred Expense Ratio	34.4	30.9	35.5	29.7
Underlying Combined Ratio	119.3%	111.1%	118.0%	109.1%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	119.3%	111.1%	118.0%	109.1%
Current Year Catastrophe Losses and LAE Ratio	3.6	0.6	4.0	0.7
Prior Years Non-catastrophe Losses and LAE Ratio	(3.7)	(3.6)	(9.7)	(0.7)
Prior Years Catastrophe Losses and LAE Ratio	0.2	0.1	—	—
Combined Ratio as Reported	119.4%	108.2%	112.3%	109.1%

Unitrin Direct (continued)

Insurance Reserves

(Dollars in Millions)	Sep 30, 2011	Dec 31, 2010
Insurance Reserves:
Automobile	$213.3	$229.5
Homeowners	5.1	3.7
Other	2.7	2.4
Insurance Reserves	$221.1	$235.6
Insurance Reserves:
Loss Reserves:
Case	$147.2	$144.9
Incurred but Not Reported	44.5	56.8
Total Loss Reserves	191.7	201.7
LAE Reserves	29.4	33.9
Insurance Reserves	$221.1	$235.6

Earned Premiums in the Unitrin Direct segment decreased by $45.8 million and $14.2 million for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010, due primarily to lower volume, partially offset by higher average premium rates.
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
The Unitrin Direct segment has implemented and continues to implement rate increases across its book of business. These actions have led to a decrease in the overall premium volume, with the number of policies in force at September 30, 2011 decreasing by approximately 19% from the level at September 30, 2010. The Unitrin Direct segment expects that earned premiums will continue to decline in the near term.
Net Investment Income in the Unitrin Direct segment decreased by $2.1 million and $1.9 million for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010, due primarily to lower net investment income from Equity Method Limited Liability Investments. Net investment income from Equity Method Limited Liability Investments was $2.7 million for the nine months ended September 30, 2011, compared to $4.6 million in the same period in 2010. Net Investment Income included a net investment loss from Equity Method Limited Liability Investments of $0.7 million for the three months ended September 30, 2011, compared to net investment income from Equity Method Limited Liability Investments of $1.2 million in the same period in 2010.
The Unitrin Direct segment reported an Operating Loss of $19.3 million and $3.7 million for the nine and three months ended September 30, 2011, respectively, compared to $1.7 million and $1.5 million for the same periods in 2010. Operating results declined in the Unitrin Direct segment for the nine months ended September 30, 2011, compared to 2010, due primarily to higher underlying losses and LAE as a percentage of earned premiums, higher insurance expenses as a percentage of earned premiums, higher incurred catastrophe losses and LAE (excluding development) and lower Net Investment Income. Operating results declined in the Unitrin Direct segment for the three months ended September 30, 2011, compared to 2010, due primarily to higher insurance expenses as a percentage of earned premiums, lower Net Investment Income, higher incurred catastrophe losses and LAE (excluding development) and higher underlying losses and LAE as a percentage of earned premiums, partially offset by the impact of higher favorable loss and LAE reserve development. Underlying losses and LAE exclude the impact of catastrophes, and loss and LAE reserve development.
Incurred Losses and LAE as a percentage of earned premiums was 85.0% for the nine months ended September 30, 2011, compared to 77.3% for the same period in 2010. Incurred Losses and LAE as a percentage of earned premiums increased for the nine months ended September 30, 2011 due primarily to higher incurred catastrophe losses and LAE (excluding development) and higher underlying losses and LAE as a percentage of earned premiums. Catastrophe losses and LAE (excluding development) was $6.2 million for the nine months ended September 30, 2011, compared to $1.2 million for the

Unitrin Direct (continued)
same period in 2010. Underlying losses and LAE as a percentage of earned premiums was 84.9% for the nine months ended September 30, 2011, compared to 80.2% for the same period in 2010. Underlying losses and LAE as a percentage of earned premiums increased for the nine months ended September 30, 2011, compared to 2010, due primarily to increased severity on automobile insurance.
Incurred Losses and LAE as a percentage of earned premiums was 76.8% for the three months ended September 30, 2011, compared to 79.4%, for the same period in 2010. Incurred Losses and LAE as a percentage of earned premiums decreased for the three months ended September 30, 2011 due primarily to the impact of higher favorable loss and LAE reserve development, partially offset by higher incurred catastrophe losses and LAE (excluding development) and higher underlying losses and LAE as a percentage of earned premiums. Favorable Loss and LAE reserve development was $5.3 million for the three months ended September 30, 2011, compared to $0.5 million for the same period in 2010. Catastrophe losses and LAE (excluding development) was $2.2 million for the three months ended September 30, 2011, compared to $0.5 million for the same period in 2010. Underlying losses and LAE as a percentage of earned premiums was 82.5% for the three months ended September 30, 2011, compared to 79.4%, for the same period in 2010. Underlying losses and LAE as a percentage of earned premiums increased for the three months ended September 30, 2011, compared to 2010, due primarily to increased severity on automobile insurance.
Insurance Expenses in the Unitrin Direct segment were 34.4% and 35.5% of earned premiums for the nine and three months ended September 30, 2011, respectively, compared to 30.9% and 29.7%, respectively, of earned premiums for the same periods in 2010. Insurance Expenses as a percentage of earned premiums increased for the nine months ended September 30, 2011, compared to the same period in 2010, due primarily to higher restructuring costs, higher amortization expense related to the acquisition of Direct Response Corporation and higher consulting expenses. Insurance Expenses as a percentage of earned premiums increased for the three months ended September 30, 2011, compared to the same period in 2010, due primarily to higher consulting expenses and acquisition expenses.
The Unitrin Direct segment reported a Net Operating Loss of $10.1 million for the nine months ended September 30, 2011, compared to Net Operating Income of $0.8 million for the same period in 2010. The Unitrin Direct segment reported a Net Operating Loss of $1.6 million for the three months ended September 30, 2011, compared to Net Operating Income of $0.3 million for the same period in 2010. The Unitrin Direct segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income, dividends received deductions and changes in certain recoverables that are not taxable for tax purposes. Tax-exempt investment income and dividends received deductions were $6.8 million for the nine months ended September 30, 2011, compared to $7.6 million for the same period in 2010. Tax-exempt investment income and dividends received deductions were $2.1 million for the three months ended September 30, 2011, compared to $2.4 million for the same period in 2010. Income taxes for the nine months ended September 30, 2010 exclude a tax benefit of $0.8 million related to a reduction of $2.4 million of the Unitrin Direct segment’s estimate of certain recoverables that are not taxable for tax purposes. Income taxes for the three months ended September 30, 2010 exclude tax expense of $0.3 million related to an increase of $0.7 million of the Unitrin Direct segment’s estimate of certain recoverables that are not taxable.

Life and Health Insurance
Selected financial information for the Life and Health Insurance segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Earned Premiums:
Life	$297.1	$298.3	$98.0	$98.8
Accident and Health	124.6	120.5	41.9	40.5
Property	64.1	64.4	21.2	21.5
Total Earned Premiums	485.8	483.2	161.1	160.8
Net Investment Income	148.3	158.4	42.9	53.8
Other Income	0.1	0.1	—	0.1
Total Revenues	634.2	641.7	204.0	214.7
Policyholders’ Benefits and Incurred Losses and LAE	297.1	315.8	93.0	101.6
Insurance Expenses	219.3	210.2	76.7	71.4
Write-off of Goodwill	—	14.8	—	14.8
Operating Profit	117.8	100.9	34.3	26.9
Income Tax Expense	(41.8)	(40.6)	(11.9)	(14.5)
Net Operating Income	$76.0	$60.3	$22.4	$12.4

Insurance Reserves

(Dollars in Millions)	Sep 30, 2011	Dec 31, 2010
Insurance Reserves:
Future Policyholder Benefits	$3,039.8	$3,004.8
Incurred Losses and LAE Reserves:
Life	32.9	35.3
Accident and Health	21.7	23.6
Property	12.0	20.8
Total Incurred Losses and LAE Reserves	66.6	79.7
Insurance Reserves	$3,106.4	$3,084.5

Earned Premiums in the Life and Health Insurance segment increased by $2.6 million and $0.3 million for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010, due primarily to higher accident and health insurance earned premiums. Earned premiums on accident and health insurance increased by $4.1 million and $1.4 million for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010, due primarily to higher average premium rates, partially offset by lower volume of insurance. Net Investment Income decreased by $10.1 million and $10.9 million for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010, due primarily to lower net investment income on Equity Method Limited Liability Investments, partially offset by higher levels of investments.
Approximately 45% of the Life and Health Insurance segment’s accident and health insurance earned premiums for both the nine and three months ended September 30, 2011 were derived from health insurance products that may be adversely impacted by the Patient Protection and Affordable Care Act (“PPACA”). These insurance products are sold by Reserve National Insurance Company ("Reserve National"). Reserve National is transitioning its sales to other health insurance products that are not expected to be as severely impacted by the PPACA.
Operating Profit in the Life and Health Insurance segment was $117.8 million for the nine months ended September 30, 2011, compared to $100.9 million for the same period in 2010. Operating Profit increased for the nine months ended September 30, 2011 due primarily to lower Policyholders’ Benefits and Incurred Losses and LAE and the impact of a charge to write off goodwill in 2010, partially offset by the lower net investment income and higher insurance expenses. Policyholders’ Benefits and Incurred Losses and LAE decreased by $18.7 million for the nine months ended September 30, 2011, compared to the same period in 2010, due primarily to lower policyholders’ benefits on life insurance, lower accident and health insurance losses as a

Life and Health Insurance (continued)
percentage of accident and health earned premiums and the favorable impact of Loss and LAE reserve development on property insurance, partially offset by higher catastrophe losses and LAE (excluding development) on property insurance. Policyholders’ benefits on life insurance were $193.0 million for the nine months ended September 30, 2011, compared to $202.4 million in 2010, a decrease of $9.4 million. Policyholder benefits on life insurance decreased due primarily to a reserve adjustment in the first quarter of 2011 associated with correcting expiry dates for certain extended term life insurance policies and improved mortality experience. Incurred accident and health insurance losses were $67.7 million, or 54.3% of accident and health insurance earned premiums, for the nine months ended September 30, 2011, compared to $73.4 million, or 60.9% of accident and health insurance earned premiums, in 2010. Incurred accident and health insurance losses as a percentage of accident and health insurance earned premiums decreased due primarily to lower severity of health claims. Incurred Losses and LAE, net of reinsurance, on property insurance were $36.4 million for the nine months ended September 30, 2011, compared to $40.0 million in 2010. Favorable loss reserve development on property insurance was $1.9 million (including favorable development of $1.0 million on catastrophes) for the nine months ended September 30, 2011, compared to adverse development of $5.7 million (including adverse development of $5.0 million on catastrophes) in 2010. Catastrophe losses and LAE (excluding development) were $9.0 million for the nine months ended September 30, 2011, compared to $3.5 million in 2010. Insurance Expenses in the Life and Health Insurance segment increased by $9.1 million for the nine months ended September 30, 2011, compared to the same period in 2010, due primarily to higher commission and fringe benefit expenses partially attributable to an increase in the number of career agents employed and higher amortization of deferred policy acquisition costs. The Company wrote off $14.8 million of goodwill in the third quarter of 2010 related to its health insurance subsidiary, Reserve National.
Operating Profit in the Life and Health Insurance segment was $34.3 million for the three months ended September 30, 2011, compared to $26.9 million for the same period in 2010. Operating Profit increased for the three months ended September 30, 2011 due primarily to the impact of a charge to write off goodwill in 2010 and lower Policyholders’ Benefits and Incurred Losses and LAE, partially offset by the lower net investment income and higher insurance expenses. Policyholders’ Benefits and Incurred Losses and LAE decreased by $8.6 million for the three months ended September 30, 2011, compared to the same period in 2010, due primarily to lower incurred losses and LAE on property insurance and, to a lesser extent, on life insurance and accident and health insurance. Incurred Losses and LAE on property insurance were $8.6 million for the three months ended September 30, 2011, compared to $15.3 million in 2010. Incurred Losses and LAE on property insurance decreased due primarily to the favorable impact of loss and LAE reserve development and lower catastrophe losses and LAE (excluding development). Favorable loss reserve development on property insurance, entirely related to catastrophes, was $0.3 million for the three months ended September 30, 2011, compared to adverse development of $3.2 million (including adverse development of $2.9 million on catastrophes) for the same period in 2010. Catastrophe losses and LAE (excluding development) were a benefit of $1.1 million for the three months ended September 30, 2011, compared to a loss of $1.3 million in 2010. Catastrophe losses and LAE for the three months ended September 30, 2011 included a reduction of $1.9 million in the Life and Health Insurance segment's estimate of catastrophe losses and LAE occurring in the first half of 2011 and losses and LAE of $0.8 million for catastrophes occurring in the third quarter of 2011. Policyholders’ benefits on life insurance were $61.9 million for the three months ended September 30, 2011, compared to $63.2 million in 2010, a decrease of $1.3 million. Incurred accident and health insurance losses were $22.5 million, or 53.7% of accident and health insurance earned premiums, for the three months ended September 30, 2011, compared to $23.1 million, or 57.0% of accident and health insurance earned premiums, in 2010. Incurred accident and health losses as a percentage of accident and health insurance earned premiums decreased due primarily to lower severity of health claims. Insurance Expenses in the Life and Health Insurance segment increased by $5.3 million for the three months ended September 30, 2011, compared to the same period in 2010, due primarily to higher commission and fringe benefit expenses partially attributable to an increase in the number of career agents employed and higher amortization of deferred policy acquisition costs.
Net Operating Income in the Life and Health Insurance segment was $76.0 million for the nine months ended September 30, 2011, compared to $60.3 million for the same period in 2010. Net Operating Income in the Life and Health Insurance segment was $22.4 million for the three months ended September 30, 2011, compared to $12.4 million for the same period in 2010.

Investment Results
Investment Income
Net Investment Income for the nine and three months ended September 30, 2011 and 2010 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Investment Income:
Interest and Dividends on Fixed Maturities	$183.8	$183.9	$61.8	$60.5
Dividends on Equity Securities	19.2	11.2	6.0	4.0
Short-term Investments	0.1	0.2	—	0.1
Loans to Policyholders	13.1	12.3	4.4	4.2
Real Estate	19.4	20.2	6.7	6.7
Equity Method Limited Liability Investments	7.2	33.3	(13.7)	10.5
Other	0.1	—	—	—
Total Investment Income	242.9	261.1	65.2	86.0
Investment Expenses:
Real Estate	19.0	19.4	6.2	6.4
Other Investment Expenses	1.2	0.7	0.4	0.2
Total Investment Expenses	20.2	20.1	6.6	6.6
Net Investment Income	$222.7	$241.0	$58.6	$79.4

Net Investment Income was $222.7 million and $241.0 million for the nine months ended September 30, 2011 and 2010, respectively. Net Investment Income decreased by $18.3 million for the nine months ended September 30, 2011, compared to the same period in 2010, due primarily to lower net investment income from Equity Method Limited Liability Investments, partially offset by higher Dividends on Equity Securities. Net investment income from Equity Method Limited Liability Investments decreased by $26.1 million for the nine months ended September 30, 2011, compared to the same period in 2010, due primarily to lower investment returns. Dividends on Equity Securities increased by $8.0 million for the nine months ended September 30, 2011, compared to the same period in 2010, due primarily to higher levels of dividend paying equity securities.

Net Investment Income was $58.6 million and $79.4 million for the three months ended September 30, 2011 and 2010, respectively. Net Investment Income decreased by $20.8 million for the three months ended September 30, 2011, compared to the same period in 2010, due primarily to lower net investment income from Equity Method Limited Liability Investments, partially offset by higher Dividends on Equity Securities and higher Interest and Dividends on Fixed Maturities. Net investment income from Equity Method Limited Liability Investments decreased by $24.2 million for the three months ended September 30, 2011, compared to the same period in 2010, due primarily to lower investment returns. Dividends on Equity Securities increased by $2.0 million for the three months ended September 30, 2011, compared to the same period in 2010, due primarily to higher levels of dividend paying equity securities. Interest and Dividends on Fixed Maturities increased by $1.3 million for the three months ended September 30, 2011, compared to the same period in 2010, due primarily to a higher weighted-average level of investments in fixed maturities owned in 2011, compared to 2010.

Investment Results (continued)
Net Realized Gains (Losses) on Sales of Investments
The components of Net Realized Gains (Losses) on Sales of Investments for the nine and three months ended September 30, 2011 and 2010 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Fixed Maturities:
Gains on Sales	$12.9	$5.7	$7.1	$0.9
Losses on Sales	(0.1)	—	—	—
Equity Securities:
Gains on Sales	29.2	7.7	2.8	5.7
Losses on Sales	(13.5)	—	(13.4)	—
Investee - Intermec:
Gains on Sales	—	0.8	—	—
Real Estate:
Gains on Sales	0.1	—	—	—
Other Investments:
Gains on Sales	—	0.1	—	0.1
Losses on Sales	—	(0.1)	—	—
Trading Securities Net Gains (Losses)	(0.8)	0.4	(0.7)	0.5
Net Realized Gains (Losses) on Sales of Investments	$27.8	$14.6	$(4.2)	$7.2
Gross Gains on Sales	$42.2	$14.3	$9.9	$6.7
Gross Losses on Sales	(13.6)	(0.1)	(13.4)	—
Trading Securities Net Gains (Losses)	(0.8)	0.4	(0.7)	0.5
Net Realized Gains (Losses) on Sales of Investments	$27.8	$14.6	$(4.2)	$7.2

Realized Losses on Sales of Equity Securities for both the nine and three months ended September 30, 2011 include a loss of $5.7 million on the sale of an exchange traded fund that the Company wrote down to its fair value at June 30, 2011, a loss of $7.0 million on the contribution of the Company's remaining holdings of Intermec common stock to the Company's defined benefit pension plan in the third quarter of 2011 and loss of $0.7 million on sales of Intermec common stock in the open market. The fair value of the Company's investment in Intermec common stock exceeded the Company's carrying value at June 30, 2011 and, accordingly, was not impaired at June 30, 2011. Realized Gains on Sales of Equity Securities for the nine and three months ended September 30, 2011 included realized gains of $9.1 million and $2.1 million, respectively, from sales of the Company's investment in Intermec common stock in the open market.

Net Impairment Losses Recognized in Earnings

The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2011 and 2010 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Fixed Maturities	$—	$(12.4)	$—	$(4.6)
Equity Securities	(1.8)	(0.3)	(0.1)	—
Real Estate	(4.9)	—	(4.9)	—
Net Impairment Losses Recognized in Earnings	$(6.7)	$(12.7)	$(5.0)	$(4.6)

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. Losses arising from other-than-temporary declines in fair values are reported in the
Condensed Consolidated Statements of Income in the period that the declines are determined to be other-than-temporary. Net
Impairment Losses recognized in the Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2011 include OTTI losses of $6.7 million and $5.0 million, respectively, from other-than-temporary declines in the fair values of investments. In connection with the Company's periodic review of the recoverability of its investments in real estate, the Company wrote down four properties to their respective fair values and recognized an impairment loss of $4.9 million during the third quarter of 2011. In May 2011, the Company purchased an exchange traded fund that subsequently declined in value. At June 30, 2011, the Company intended to sell such exchange traded fund in the near term, which the Company expected might occur before the investment fully recovered in value. Accordingly, the Company wrote down the investment to its fair value at June 30, 2011. Net Impairment Losses Recognized in Earnings on Investments in Equity Securities for the nine months ended September 30, 2011 includes a loss of $1.2 million related to such write-down. Net Impairment Losses Recognized in Earnings on Investments in Fixed Maturities includes credit losses of $9.8 million and $4.6 million for the nine and three months ended September 30, 2010, respectively, due to the deterioration of the business prospects of a single issuer in the waste management business. Net Impairment Losses Recognized in Earnings on Investments in Fixed Maturities for the nine months ended September 30, 2010 included pre-tax foreign currency losses of $2.1 million.

Total Comprehensive Investment Gains (Losses)
Total Comprehensive Investment Gains (Losses) are comprised of Net Realized Gains (Losses) on Sales of Investments and Net Impairment Losses Recognized in Earnings that are reported in the Condensed Consolidated Statements of Income and other investment gains and losses that are not reported in the Condensed Consolidated Statements of Income, but rather are reported in a consolidated statement of comprehensive income. The components of Total Comprehensive Investment Gains (Losses), including comprehensive investment gains (losses) reported in discontinued operations, for the nine and three months ended September 30, 2011 and 2010 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010
Fixed Maturities:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	$13.3	$5.7	$7.1	$0.9
Losses on Sales	(0.1)	—	—	—
Net Impairment Losses Recognized in Earnings	—	(12.4)	—	(4.6)
Total Recognized in Condensed Consolidated Statements of Income	13.2	(6.7)	7.1	(3.7)
Recognized in Other Comprehensive Gains	260.7	272.7	203.8	110.5
Total Comprehensive Investment Gains on Fixed Maturities	273.9	266.0	210.9	106.8
Equity Securities:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	29.2	7.7	2.8	5.7
Losses on Sales	(13.5)	—	(13.4)	—
Net Impairment Losses Recognized in Earnings	(1.8)	(0.3)	(0.1)	—
Total Recognized in Condensed Consolidated Statements of Income	13.9	7.4	(10.7)	5.7
Recognized in Other Comprehensive Gains (Losses)	(95.4)	71.4	(62.4)	67.8
Total Comprehensive Investment Gains (Losses) on Equity Securities	(81.5)	78.8	(73.1)	73.5
Investee:
Gains on Sales	—	0.8	—	—
Recognized in Other Comprehensive Gains	—	2.9	—	7.9
Total Comprehensive Investment Gains on Investee	—	3.7	—	7.9
Real Estate:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	0.1	—	—	—
Net Impairment Losses Recognized in Earnings	(4.9)	—	(4.9)	—
Total Recognized in Condensed Consolidated Statements of Income	(4.8)	—	(4.9)	—
Other Investments:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	—	0.1	—	0.1
Losses on Sales	—	(0.1)	—	—
Trading Securities Net Gains (Losses)	(0.8)	0.4	(0.7)	0.5
Total Recognized in Condensed Consolidated Statements of Income	(0.8)	0.4	(0.7)	0.6
Total Comprehensive Investment Gains	$186.8	$348.9	$132.2	$188.8
Recognized in Condensed Consolidated Statements of Income	$21.5	$1.9	$(9.2)	$2.6
Recognized in Other Comprehensive Income	165.3	347.0	141.4	186.2
Total Comprehensive Investment Gains	$186.8	$348.9	$132.2	$188.8

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At September 30, 2011, 94% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poors (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Services (“Moody’s”); a rating of AAA, AA, A or BBB from Fitch Ratings (“Fitch”) or a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. The Company has not made significant investments in securities that are directly or indirectly related to sub-prime mortgage loans including, but not limited to, collateralized debt obligations and structured investment vehicles.

The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at September 30, 2011 and December 31, 2010:

		Sep 30, 2011		Dec 31, 2010
NAIC Rating	S & P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,709.1	77.6%	$3,493.7	78.1%
2	BBB	781.7	16.4	733.1	16.4
3	BB	110.4	2.3	105.3	2.3
4	B	63.3	1.3	52.3	1.2
5	CCC	102.5	2.1	76.6	1.7
6	In or Near Default	15.4	0.3	14.3	0.3
Total Investments in Fixed Maturities		$4,782.4	100.0%	$4,475.3	100.0%

Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $7.3 million and $4.1 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, the Company had $289.2 million of bonds issued by states and political subdivisions that had been pre-refunded with U.S. Government and Government Agencies and Authorities obligations held in trust for the full payment of principal and interest. At September 30, 2011, the Company had $1,614.1 million of investments in bonds issued by states and political subdivisions, commonly referred to as “municipal bonds,” that had not been pre-refunded, of which $300.4 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment credit-risk strategy is to focus on the underlying credit rating of the issuer and not to rely on the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the underlying rating of nearly 94% of the Company’s entire municipal bond portfolio that has not been pre-refunded is AA or higher, the majority of which are direct obligations of states.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at September 30, 2011 and December 31, 2010:

	Sep 30, 2011		Dec 31, 2010
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$516.7	8.5%	$536.9	8.6%
Pre-refunded with U.S. Government and Government Agencies and Authorities Held in Trust	289.2	4.8	449.0	7.2
States	965.3	15.9	808.4	12.9
Political Subdivisions	185.0	3.1	163.7	2.6
Revenue Bonds	463.8	7.6	371.7	6.0
Total Investments in Governmental Fixed Maturities	$2,420.0	39.9%	$2,329.7	37.3%

The Company’s short-term investments primarily consist of overnight repurchase agreements and money market funds. At September 30, 2011, the Company had $50.0 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government and $63.2 million invested in money market funds which primarily invest in U.S. Treasury securities. At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the

Investment Quality and Concentrations (continued)

event that a borrower defaults and the value of collateral falls below the amount borrowed. The Company does not have any investments in sovereign debt securities issued by foreign governments.

The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at September 30, 2011 and December 31, 2010:

	Sep 30, 2011		Dec 31, 2010
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,129.6	18.6%	$1,023.6	16.4%
Finance, Insurance and Real Estate	587.6	9.7	566.4	9.1
Transportation, Communication and Utilities	247.3	4.1	229.7	3.7
Services	212.0	3.5	186.3	3.0
Mining	82.4	1.4	52.0	0.8
Retail Trade	46.7	0.8	33.5	0.5
Wholesale Trade	38.3	0.6	36.5	0.6
Agriculture, Forestry and Fishing	17.9	0.3	17.0	0.3
Other	0.6	—	0.6	—
Total Investments in Non-governmental Fixed Maturities	$2,362.4	39.0%	$2,145.6	34.4%

Sixty-two companies comprised over 75% of the Company’s fixed maturity exposure to the Manufacturing industry at September 30, 2011, with the largest single exposure, Caterpillar, Inc., comprising 2.6%, or $28.8 million, of the Company’s fixed maturity exposure to such industry. Thirty-one companies comprised over 75% of the Company’s exposure to the Finance, Insurance and Real Estate industry at September 30, 2011, with the largest single exposure, Massachusetts Mutual Life Insurance Company, comprising 5.9%, or $34.7 million, of the Company’s exposure to such industry.
The following table summarizes the fair value of the Company’s ten largest investment exposures excluding investments in U.S. Government and Government Agencies and Authorities and Pre-refunded with U.S. Government and Government Agencies and Authorities Held in Trust at September 30, 2011:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States and Political Subdivisions:
Texas	$104.9	1.7%
Washington	96.0	1.6
Louisiana	76.4	1.3
Georgia	74.9	1.2
Ohio	67.4	1.1
New York	64.3	1.1
Equity Securities:
iShares® iBoxx $ Investment Grade Corporate Bond Fund	65.7	1.1
Equity Method Limited Liability Investments:
Tennebaum Opportunities Fund V, LLC	80.0	1.3
Special Value Opportunity Fund, LLC	67.2	1.1
Goldman Sachs Vintage Fund IV, L.P.	64.1	1.1
Total	$760.9	12.6%

Investments in Limited Liability Investment Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, or Other Equity Interests and included in Equity Securities depending on the accounting method used to report the investment. Additional information pertaining to these investments at September 30, 2011 and December 31, 2010 is presented below:

		Unfunded Commitment	Reported Value		Stated Fund
(Dollars in Millions)	Asset Class	Sep 30, 2011	Sep 30, 2011	Dec 31, 2010	End Date
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Tennenbaum Opportunities Fund V, LLC	Distressed Debt	$—	$80.0	$91.4	10/10/2016
Special Value Opportunity Fund, LLC	Distressed Debt	—	67.2	86.8	7/13/2014
Goldman Sachs Vintage Fund IV, L.P.	Secondary Transactions	22.4	64.1	58.9	12/31/2016
Special Value Continuation Fund, LLC	Distressed Debt	—	22.8	26.8	6/30/2016
BNY-Alcentra Mezzanine Partners III, L.P.	Mezzanine Debt	27.5	16.4	4.5	2021-2022
NY Life Investment Management Mezzanine Partners II, LP	Mezzanine Debt	4.0	14.9	20.5	7/31/2016
BNY Mezzanine Partners L.P.	Mezzanine Debt	1.8	13.5	14.1	4/17/2016
Ziegler Meditech Equity Partners, LP	Growth Equity	2.3	11.9	10.4	1/31/2016
Other Funds		3.4	14.2	14.6	Various
Total for Equity Method Limited Liability Investments		61.4	305.0	328.0
Reported as Other Equity Interests and Reported at Fair Value:
Highbridge Principal Strategies Fund L.P.	Mezzanine Debt	6.9	16.4	11.4	1/23/2018
Goldman Sachs Vintage Fund V, L.P.	Secondary Transactions	9.5	8.4	8.7	12/31/2018
Goldman Sachs Mezzanine Partners V, L.P.	Mezzanine Debt	15.1	8.2	8.4	12/31/2021
Other		36.4	39.2	46.7	Various
Total Reported as Other Equity Interests and Reported at Fair Value		67.9	72.2	75.2
Total		$129.3	$377.2	$403.2
Interest and Other Expenses
Interest and Other Expenses was $62.0 million and $21.4 million for the nine and three months ended September 30, 2011, respectively, compared to $49.9 million and $16.1 million for the same periods in 2010. Interest and Other Expenses increased by $12.1 million and $5.3 million for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010, due primarily to higher levels of debt outstanding, higher postretirement benefit costs and higher expenses related to changing the Company's name to Kemper Corporation.
Income Taxes
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions, the effects of the write-off of goodwill, and the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $38.4 million and $12.3 million for the nine and three months ended September 30, 2011, respectively, compared to $41.2 million and $13.5 million for the same periods in 2010. In the third quarter of 2010, the Company wrote off $14.8 million of goodwill that is not deductible for income taxes. State income tax expense, net of federal benefit, from continuing operations was $1.2 million and $0.1 million for the nine and three months ended September 30, 2011. State income tax expense, net of federal benefit, from continuing operations was $0.8 million and $0.1 million for the nine and three months ended September 30, 2010.
The Company’s effective income tax rate from discontinued operations differs from the Federal statutory income tax rate due primarily to the net effects of state income taxes. State income tax benefit, net of federal expense, from discontinued operations was $1.0 million and $0.5 million for the nine and three months ended September 30, 2011. State income tax expense from discontinued operations for the nine and three months ended September 30, 2011 included benefits of $2.9 million and $1.1 million, net of federal taxes, respectively, for decreases in the deferred tax asset valuation allowance related to Fireside Bank. State income tax expense, net of federal benefit, from discontinued operations was $0.6 million and $0.2 million for the nine and three months ended September 30, 2010. State income tax expense for the nine and three months ended September 30, 2010 included benefits of $0.5 million and $0.2 million, net of federal taxes, respectively, for decreases in the deferred tax asset

Income Taxes (continued)
valuation allowance related to Fireside Bank.

Recently Issued Accounting Pronouncements

The Company did not adopt any new accounting standards in 2011. The Company has not yet adopted ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements, and ASU 2011-08, Testing Goodwill for Impairment. ASU 2010-26, ASU 2011-04 and ASU 2011-08 are discussed in Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q under the heading “Adoption of New Accounting Standards and Accounting Standards Not Yet Adopted.”

Liquidity and Capital Resources

Kemper has a three-year, $245 million, unsecured, revolving credit agreement, expiring October 30, 2012, with a group of financial institutions (the “2012 Credit Agreement”). The 2012 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2012 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper's largest insurance subsidiaries, United and Trinity. Proceeds from advances under the 2012 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness. During the third quarter of 2011, Kemper borrowed $95.0 million under the 2012 Credit Agreement. The proceeds from the borrowing were used, in part, to make a voluntary contribution of $83.7 million to fully fund the Company's defined benefit pension plan under the funding requirements of ERISA. The contribution consisted of cash of $32.2 million and 7,309,764 shares of Intermec common stock purchased from Kemper's subsidiary, Trinity, with some of the proceeds (see Note 10, Pension Benefits and Postretirement Benefits Other Than Pensions, to the Condensed Consolidated Financial Statements). Kemper's subsidiary, United, paid a cash dividend of $25.0 million to Kemper in September 2011, which was used along with cash on hand to repay $30.0 million of the borrowings under the 2012 Credit Agreement during the third quarter of 2011. Following these transactions, there was $65.0 million of advances outstanding and $180.0 million available for future borrowings under the 2012 Credit Agreement at September 30, 2011. As described below, during October 2011 the borrowings under the 2012 Credit Agreement were repaid in full. There were no outstanding borrowings under the 2012 Credit Agreement at December 31, 2010.
Various state insurance laws restrict the ability of Kemper's insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper's direct insurance subsidiaries paid dividends consisting of $70.5 million in cash to Kemper during the first nine months of 2011 and $25.0 million of cash during the third quarter of 2011. Kemper estimates that its direct insurance subsidiaries would be able to pay $114.1 million in dividends to Kemper during the remainder of 2011. Such dividends will not require prior regulatory approval.
Kemper's subsidiary, Fireside Bank, is chartered as an industrial bank and is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“CDFI”). Fireside Bank has agreed not to pay dividends without the prior approval of the FDIC and the CDFI. Following approval from its regulators, Fireside Bank distributed $250 million of its capital to its parent company, Fireside Securities Corporation ("Fireside Securities") in October 2011. Fireside Securities, then in turn, distributed the same amount to its parent company, Kemper. In addition to the $250 million distribution in October 2011, Fireside Bank expects to return at least $15 million of capital to Kemper. Kemper used a portion of the distribution to repay in full its borrowings under the 2012 Credit Agreement in October 2011. Fireside Bank has begun the process of surrendering its industrial bank charter. Upon completion of this process, Fireside Bank will cease to be regulated by the FDIC and CDFI, and accordingly, will be able to pay dividends and return capital to Kemper without prior regulatory approval.
Fireside Bank has a $30 million line of credit with Kemper. In April 2011, Fireside Bank used its cash and investments, cash flow from operations and $30 million of proceeds from its line of credit with Kemper to redeem all remaining certificates of deposits, plus future interest of $6.9 million, that were outstanding at March 31, 2011. The line of credit was repaid during the second quarter of 2011 and was undrawn at September 30, 2011.
On February 2, 2011, the Board of Directors approved a new repurchase program under which Kemper is authorized to repurchase up to $300 million worth of its common stock. During the first nine months of 2011, Kemper repurchased approximately 0.7 million shares of its common stock at an aggregate cost of $21.7 million in open market transactions.
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in each of the first three quarters of 2011. Dividends paid were $43.7 million for the nine months ended September 30, 2011.

Liquidity and Capital Resources (continued)
Kemper directly held cash and investments totaling $37.6 million at September 30, 2011, compared to $60.5 million at December 31, 2010. Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments, and the payment of interest on Kemper's senior notes include cash and investments directly held by Kemper, receipt of dividends from Kemper's subsidiaries and borrowings under the 2012 Credit Agreement.
The primary sources of funds for Kemper's insurance subsidiaries are premiums, investment income and proceeds from the sales and maturity of investments. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Accordingly, during periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could either result in investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they experience several future catastrophic events over a relatively short period of time. Prior to the sale of its active portfolio of automobile loan receivables, the primary sources of funds for Fireside Bank also included the repayments of automobile loans, interest on automobile loans, investment income and proceeds from the sales and maturity of investments. The primary uses of funds for Fireside Bank are general expenses and purchase of investments. Prior to the redemption of its Certificates of Deposits, the primary uses of funds for Fireside Bank also included the repayment of customer deposits and interest paid to depositors.
Net Cash Used by Operating Activities was $10.1 million for the nine months ended September 30, 2011, compared to Net Cash Provided by Operating Activities of $60.2 million for the same period in 2010.
Net Cash Used by Financing Activities decreased by $20.6 million for the nine months ended September 30, 2011, compared to the same period in 2010. Net cash used by Repayments of Certificates of Deposits was $321.8 million for the nine months ended September 30, 2011, compared to net cash used of $278.3 million for the same period in 2010. As discussed above, Kemper borrowed $95.0 million and repaid $30.0 million under the 2012 Credit Agreement during the first nine months of 2011. Kemper used $21.7 million of cash during the first nine months of 2011 to repurchase shares of its common stock, compared to $24.5 million of cash used to repurchase shares of its common stock in the same period of 2010. Kemper used $43.7 million of cash to pay dividends for the nine months ended September 30, 2011, compared to $41.1 million of cash used to pay dividends in the same period of 2010. The quarterly dividend rate was $0.24 per common share for each of the first three quarters of 2011, compared to $0.22 per common share for the same periods in 2010.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Provided by Investing Activities increased by $397.6 million for the nine months ended September 30, 2011, compared to the same period of 2010. Purchases of Fixed Maturities exceeded Sales of Fixed Maturities by $29.3 million for the nine months ended September 30, 2011. Sales of Fixed Maturities exceeded Purchases of Fixed Maturities by $107.3 million in the same period of 2010. Sales of Equity Securities exceeded Purchases of Equity Securities by $55.3 million for the nine months ended September 30, 2011. Purchases of Equity Securities exceeded Sales of Equity Securities by $43.2 million for the nine months ended September 30, 2010. Net cash provided by dispositions of short-term investments was $282.1 million for the nine months ended September 30, 2011, compared to net cash of $8.8 million used by acquisitions of short-term investments in the same period of 2010. Net proceeds from the sale of Fireside Bank's active portfolio of automobile loan receivables provided $220.7 million of cash for the nine months ended September 30, 2011. Receipts from automobile loan receivables provided $158.6 million of cash for the nine months ended September 30, 2011, compared to $268.9 million of cash provided in the same period of 2010. Receipts from the sale of a business provided $4.1 million of cash for the nine months ended September 30, 2010.
Critical Accounting Estimates
Kemper's subsidiaries conduct their continuing operations in two industries: property and casualty insurance and life and health insurance. Accordingly, the Company is subject to several industry-specific accounting principles under GAAP. The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The process of estimation is inherently uncertain. Accordingly, actual results could ultimately differ materially from the estimated amounts reported in a company’s financial statements. Different assumptions are likely to result in different estimates of reported amounts.

Critical Accounting Estimates (continued)
The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the assessment of recoverability of goodwill, the valuation of pension benefit obligations and the valuation of postretirement benefit obligations other than pensions. The Company’s critical accounting policies are described in the MD&A included in the 2010 Annual Report. Except for the elimination of valuation of loan losses as a critical accounting estimate and policy, there has been no material change, subsequent to December 31, 2010, to the information previously disclosed in the 2010 Annual Report with respect to these critical accounting estimates and the Company’s critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Pursuant to the rules and regulations of the SEC, the Company is required to provide the following disclosures about Market Risk.
Quantitative Information About Market Risk
The Company’s Condensed Consolidated Balance Sheets at both September 30, 2011 and December 31, 2010 included three types of financial instruments subject to material market risk disclosures required by the SEC:

1)	Investments in Fixed Maturities;

2)	Investments in Equity Securities; and

3)	Notes Payable.
The Company's Condensed Consolidated Balance Sheet at December 31, 2010 included two additional types of financial instrument, Automobile Loan Receivables and Certificates of Deposits, subject to material market risk disclosures required by the SEC. Investments in Fixed Maturities, Automobile Loan Receivables, Certificates of Deposits and Notes Payable are subject to material interest rate risk. The Company’s Investments in Equity Securities include common and preferred stocks and, accordingly, are subject to material equity price risk and interest rate risk, respectively.
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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both September 30, 2011 and December 31, 2010 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both September 30, 2011 and December 31, 2010. All other variables were held constant. For Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both September 30, 2011 and December 31, 2010. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at September 30, 2011 and December 31, 2010, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.91 and 0.96 at September 30, 2011 and December 31, 2010, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended September 30, 2011 and December 31, 2010, respectively, and weighted on the fair value of such securities at September 30, 2011 and December 31, 2010, respectively. For

Quantitative Information About Market Risk (continued)
equity securities without observable market inputs the Company assumed a beta of 1.00 at September 30, 2011 and December 31, 2010. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.
The estimated adverse effects on the fair values of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
September 30, 2011
Assets:
Investments in Fixed Maturities	$4,782.4	$(359.2)	$—	$(359.2)
Investments in Equity Securities	360.8	(10.1)	(51.9)	(62.0)
Liabilities:
Notes Payable	708.5	28.5	—	28.5
December 31, 2010
Assets:
Investments in Fixed Maturities	$4,475.3	$(316.9)	$—	$(316.9)
Investments in Equity Securities	550.4	(6.9)	(125.4)	(132.3)
Liabilities:
Notes Payable	628.0	31.6	—	31.6

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

•	Changes in ratings by credit rating agencies, including A.M. Best Co., Inc.;

•	Adverse outcomes in litigation or other legal or regulatory proceedings involving Kemper or its subsidiaries or affiliates;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services;

•
Governmental actions, including, but not limited to, implementation of the provisions of the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act of 2010 and the Dodd-Frank Act, new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces;

•	Changes in general economic conditions, including performance of financial markets, interest rates, unemployment rates and fluctuating values of particular investments held by the Company;

•	The level of success and costs expended in realizing economies of scale and implementing significant business consolidations and technology initiatives;

Caution Regarding Forward-Looking Statements (continued)

•	Heightened competition, including, with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

•	Increased costs and risks related to data security;

•	Absolute and relative performance of the Company’s products or services; and

•	Other risks and uncertainties described from time to time in Kemper's filings with the SEC.

No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. The Company assumes no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this Quarterly Report on Form 10-Q. The reader is advised, however, to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
The Company’s management, with the participation of Kemper's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, Kemper's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Kemper in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and accumulated and communicated to the Company’s management, including Kemper's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 13, “Contingencies,” to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.

Item 1A. Risk Factors

There were no significant changes in the risk factors included in Item 1A. of Part II of the 2010 Annual Report, as updated by Item 1A. of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, except for the deletion of the risk factors entitled "The success of Fireside Bank’s plan to exit the automobile finance business is subject to risk," "The Company has a large equity concentration in Intermec, Inc." and "A downgrade in the ratings of the sovereign debt of the United States could adversely impact the credit quality and value of the Company's Investments in Fixed Maturities and have other negative impacts on the insurance industry."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2011, Kemper's Board of Directors authorized the repurchase of up to $300 million of Kemper's common stock. The repurchase program does not have an expiration date. No shares were repurchased under the repurchase program during the third quarter of 2011. The maximum dollar value of shares of Kemper's common stock that may yet be repurchased under the program was $278.3 million at September 30, 2011.
The repurchase program does not include shares withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under Kemper's long-term equity-based compensation plans or shares withheld to satisfy tax withholding obligations on the vesting of restricted stock awards under Kemper's long-term equity-based compensation plans. During the quarter ended September 30, 2011, no shares were withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under Kemper's long-term equity-based compensation plans. During the quarter ended September 30, 2011, 15,490 shares were withheld to satisfy tax withholding obligations on the vesting of restricted stock awards under Kemper's long-term equity-based compensation plans.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to Kemper's Current Report on Form 8-K filed August 29, 2011).
3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to Kemper's Current Report on Form 8-K filed August 29, 2011).
4.1
Rights Agreement between Kemper and Computershare Trust Company, N.A. as successor Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, dated as of August 4, 2004 and amended May 4, 2006 and October 9, 2006. (Incorporated herein by reference to Exhibit 4.1 to Kemper's Quarterly Report on Form 10-Q filed August 3, 2009).

4.2
Indenture dated as of June 26, 2002, by and between Kemper and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.1 to Kemper's Current Report on Form 8-K filed May 14, 2007).

4.3
Officers' Certificate, including form of Senior Note with respect to Kemper's 6.00% Senior Notes due May 15, 2017 (Incorporated herein by reference to Exhibit 4.2 to Kemper's Current Report on Form 8-K filed May 14, 2007).

4.4
Officers’ Certificate, including the form of Senior Note with respect to Kemper's 6.00% Senior Notes due November 30, 2015 (Incorporated herein by reference to Exhibit 4.2 to Kemper's Current Report on Form 8-K filed November 24, 2010).

10.1
Kemper 1995 Non-Employee Director Stock Option Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.2 to Kemper's Annual Report on Form 10-K filed February 4, 2009).

10.2	Kemper 1997 Stock Option Plan, as amended and restated effective February 1, 2006 (Incorporated herein by reference to Exhibit 10.2 to Kemper's Quarterly Report on Form 10-Q filed May 4, 2011).
10.3	Kemper 2002 Stock Option Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.4 to Kemper's Annual Report on Form 10-K filed February 4, 2009).
10.4
Kemper 2005 Restricted Stock and Restricted Stock Unit Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.5 to Kemper's Annual Report on Form 10-K filed February 4, 2009).

10.5	Kemper 2011 Omnibus Equity Plan, as amended and restated effective August 25, 2011.
10.6
Form of Stock Option Agreement under the Kemper 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.6 to Kemper's Quarterly Report on Form 10-Q filed May 4, 2011).

10.7
Form of Stock Option Agreement under the Kemper 1995 Non-Employee Director Stock Option Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.7 to Kemper's Annual Report on Form 10-K filed February 4, 2009).

10.8
Form of Stock Option and SAR Agreement under the Kemper 1997 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.8 to Kemper's Quarterly Report on Form 10-Q filed May 4, 2011).

10.9
Form of Stock Option and SAR Agreement under the Kemper 2002 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.9 to Kemper's Quarterly Report on Form 10-Q filed May 4, 2011).

10.10
Form of Stock Option Agreement (including stock appreciation rights) under the Kemper 2002 Stock Option Plan, as of February 1, 2011 (Incorporated herein by reference to Exhibit 10.9 to Kemper's Annual Report on Form 10-K filed February 3, 2011).

10.11
Form of Time-Vested Restricted Stock Award Agreement under the Kemper 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 1, 2011 (Incorporated herein by reference to Exhibit 10.10 to Kemper's Annual Report on Form 10-K filed February 3, 2011).

10.12
Form of Performance-Based Restricted Stock Award Agreement under the Kemper 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 1, 2011 (Incorporated herein by reference to Exhibit 10.11 to Kemper's Annual Report on Form 10-K filed February 3, 2011).

10.13
Form of Stock Option and SAR Agreement for Non-employee Directors under the Kemper 2011 Omnibus Equity Plan, as of May 4, 2011 (Incorporated herein by reference to Exhibit 10.13 to Kemper's Quarterly Report on Form 10-Q filed May 4, 2011).

10.14	Kemper Pension Equalization Plan, as amended and restated effective August 25, 2011.
10.15	Kemper Defined Contribution Supplemental Retirement Plan, as amended and restated effective August 25, 2011.
10.16	Kemper Non-Qualified Deferred Compensation Plan, as amended and restated effective August 25, 2011.
10.17	Kemper is a party to individual severance agreements (the form of which is filed herewith, as amended and restated effective August 25, 2011) with the following executive officers:

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
10.18	Kemper Severance Plan, as amended and restated effective August 25, 2011.
10.19	Kemper 2009 Performance Incentive Plan, as amended and restated effective August 25, 2011.
10.23
Credit Agreement, dated as of October 30, 2009, by and among Kemper, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender, and JPMorgan Chase Bank, N.A., as syndication agent. (Incorporated by reference to Exhibit 10.21 to Kemper's Quarterly report on Form 10-Q filed November 2, 2009).

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

Kemper Corporation

Date:	November 2, 2011	/s/ Donald G. Southwell
Donald G. Southwell
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2011	/s/ Dennis R. Vigneau
Dennis R. Vigneau
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 2, 2011	/s/ Richard Roeske
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)