Form 10-K
period 2011-12-31
KEMPER Corp
filed 2012-02-17
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-18298

Kemper Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-4255452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One East Wacker Drive, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)
(312) 661-4600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value per share	New York Stock Exchange
Preferred Share Purchase Rights pursuant to Rights Agreement	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”,“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.7 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.
Registrant had 60,367,195 shares of common stock outstanding as of February 14, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2012 are incorporated by reference into Part III.

Caution Regarding Forward-Looking Statements
This 2011 Annual Report on Form 10-K (the “2011 Annual Report”), including the accompanying consolidated financial statements of Kemper Corporation, formerly known as Unitrin, Inc. (“Kemper”), and its subsidiaries (individually and collectively referred to herein as the “Company”) and the notes thereto appearing in Item 8 herein (the “Consolidated Financial Statements”), the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the “MD&A”) and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this 2011 Annual Report. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition, as well as those discussed below under Item 1A., “Risk Factors,” in this 2011 Annual Report.
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

•	Changes in ratings by credit ratings agencies, including A.M. Best Co., Inc. (“A.M. Best”);

•	Adverse outcomes in litigation or other legal or regulatory proceedings involving Kemper or its subsidiaries or affiliates;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services;

•
Governmental actions, including, but not limited to, implementation of the provisions of the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act of 2010 (the “Health Care Acts”) and the Dodd-Frank Act, new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces;

•	Changes in general economic conditions, including performance of financial markets, interest rates, unemployment rates and fluctuating values of particular investments held by the Company;

•	The level of success and costs expended in realizing economies of scale and implementing significant business consolidations and technology initiatives;

•	Heightened competition, including, with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

•	Increased costs and risks related to data security;

•	Absolute and relative performance of the Company’s products or services; and

•	Other risks and uncertainties described from time to time in Kemper’s filings with the U.S. Securities and Exchange Commission (“SEC”).
No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. The Company assumes no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this 2011 Annual Report. The reader is advised, however, to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

PART I
Item 1.    Business.
Kemper is a diversified insurance holding company, with subsidiaries that provide life, health, automobile, homeowners and other insurance products to individuals and small businesses. Kemper’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto are accessible free of charge through Kemper’s website, kemper.com, as soon as reasonably practicable after such materials are filed with or furnished to the SEC.
(a) GENERAL DEVELOPMENT OF BUSINESS
Change in Name of Company and Re-Branding
On August 25, 2011, Unitrin, Inc. changed its name to Kemper Corporation and began trading on the New York Stock Exchange under a new ticker symbol, KMPR. During 2011, the Company also began re-branding its business units by renaming its largest property and casualty business unit as “Kemper Preferred” and its largest life and health insurance business unit as “Kemper Home Service Companies.” Kemper Preferred had previously been branded under the single name of “Kemper.” Kemper Home Service Companies had previously used the name “Unitrin Career Agency Companies.” The Company plans to incorporate the Kemper name in its other business units over time.
Runoff of Automobile Finance Business
During 2011, Kemper’s subsidiary, Fireside Bank, redeemed and closed all certificates of deposits that were outstanding at December 31, 2010. Accordingly, on October 20, 2011, Fireside Bank requested that the Federal Deposit Insurance Corporation (“FDIC”) terminate Fireside Bank’s FDIC insurance, which request was granted on December 8, 2011, effective March 31, 2012.
On September 14, 2011, Fireside Bank sold its active loan portfolio to a subsidiary of Consumer Portfolio Services, Inc. The Company recognized a gain of $4.5 million from the sale, before tax. Fireside Bank retained its non-active loan portfolio of previously charged-off loans, which is in run-off. Fireside Bank is accounted for as a discontinued operation in the Consolidated Financial Statements.
On January 13, 2012, the FDIC and the California Department of Financial Institutions (“CDFI”) issued an order terminating the consent order to which Fireside Bank was a party since 2009.
Kemper Common Stock Repurchases
On February 2, 2011, the Board of Directors approved a new common stock repurchase program. Under this program, Kemper is authorized to repurchase up to $300 million worth of its common stock. The repurchase program does not have an expiration date. Repurchases may be made from time to time at prevailing prices in the open market or in privately-negotiated transactions, subject to market conditions and other factors. Repurchases will be financed through Kemper’s general corporate funds. Depending on the amount of repurchases and other factors, Kemper may also borrow funds under its existing revolving credit facility. During 2011, Kemper repurchased 0.9 million shares of its common stock at an aggregate cost of $27.4 million in open market transactions.
In-Kind Contribution to Defined Benefit Pension Plan
On September 14, 2011, the Company made a voluntary contribution of $83.7 million to its defined benefit pension plan. The contribution consisted of $32.2 million in cash and 7,309,764 shares of Intermec Inc. (“Intermec”) common stock with a fair value of $51.5 million on the date of contribution. The Company recognized a realized loss of $7.0 million on the contribution of Intermec common stock. (See Note 17, "Pension Benefits" to the Consolidated Financial Statements.)
(b) BUSINESS SEGMENT FINANCIAL DATA
Financial information about Kemper’s business segments for the years ended December 31, 2011, 2010 and 2009 is contained in the following sections of this 2011 Annual Report and is incorporated herein by reference: (i) Note 19, “Business Segments,” to the Consolidated Financial Statements; and (ii) MD&A.

(c) DESCRIPTION OF BUSINESS
Kemper is a diversified insurance holding company, with subsidiaries that provide automobile, homeowners, life, health, and other insurance products to individuals and small businesses. The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its continuing operations through four operating segments: Kemper Preferred ("Preferred"), Unitrin Specialty ("Specialty"), Unitrin Direct ("Direct") and Life and Health Insurance. Fireside Bank, reported in discontinued operations, is in the final stages of voluntary liquidation. The Company’s operations are conducted solely in the United States.
Kemper’s subsidiaries employ approximately 6,700 full-time associates supporting its operations, of which approximately 800 are employed in the Preferred segment, 650 are employed in the Specialty segment, 450 are employed in the Direct segment, 450 are shared by the Preferred, Specialty and Direct segments, 3,950 are employed in the Life and Health Insurance segment, 200 are employed at Fireside Bank and the remainder are employed in various corporate and other staff functions.
Property and Casualty Insurance Business
General
The Company’s property and casualty insurance business operations are conducted primarily through the Preferred, Specialty, and Direct segments. In addition, the Life and Health Insurance segment’s career agents also sell property insurance to its customers. Collectively, these segments provide automobile, homeowners, renters, fire, and other types of property and casualty insurance to individuals and commercial automobile insurance to businesses.
Automobile insurance in these segments accounted for 54%, 56% and 59% of the Company’s consolidated insurance premiums earned from continuing operations in 2011, 2010 and 2009, respectively. Automobile insurance in these segments accounted for 47%, 49% and 53% of Kemper’s consolidated revenues from continuing operations in 2011, 2010 and 2009, respectively. Homeowners insurance in these segments accounted for 14%, 13% and 12% of the Company’s consolidated insurance premiums earned from continuing operations in 2011, 2010 and 2009, respectively. Homeowners insurance in these segments accounted for 12%, 11% and 11% of the Company’s consolidated revenues from continuing operations in 2011, 2010 and 2009, respectively.
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
Preferred and Specialty distribute their products through independent agents who are paid commissions for their services. Direct distributes its products directly to consumers and through employer-sponsored voluntary benefit programs and other affinity relationships.
Preferred
Preferred, based in Jacksonville, Florida, conducts business in 38 states and the District of Columbia. In 2011, the following states provided over half of the premium revenues in this segment: New York (19%), North Carolina (13%), California (12%) and Texas (10%).
Preferred primarily sells preferred and standard risk automobile and homeowners insurance. Preferred’s insurance products accounted for 53% of the aggregate insurance premium revenues of the Company’s property and casualty insurance business in 2011. Its insurance products are marketed by approximately 2,700 independent insurance agents to individuals who have demonstrated favorable risk characteristics and loss history.
Specialty
Specialty, based in Dallas, Texas, conducts business in 21 states, principally in the southwest and western United States. In 2011, the following states provided more than three-fourths of the premium revenues in this segment: California (42%), Texas (18%), Washington (8%), Louisiana (4%) and Oregon (3%).
Specialty provides personal and commercial automobile insurance to value-minded consumers who have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records, claims experience or premium payment history. Specialty’s insurance products accounted for 28% of the aggregate insurance premium revenues of the Company’s property and casualty insurance business in 2011. Specialty’s products are marketed through approximately 8,000 independent agents and brokers.
Direct
Direct, based in Chicago, Illinois, markets personal automobile, homeowners and renters insurance through a variety of direct-to-consumer websites, including its own websites, marketing partners, employer and other affinity-sponsored relationships. The Direct segment’s automobile insurance products are available in 48 states and the District of Columbia. In 2011, the following states provided approximately two-thirds of the premium revenues in this segment: New York (15%), Florida (12%), California (10%), Michigan (8%), Texas (5%), Connecticut (5%), Pennsylvania (5%) and Georgia (5%). Direct’s insurance products accounted for 14% of the aggregate insurance premium revenues of the Company’s property and casualty insurance business in 2011.
Direct writes a broad spectrum of personal automobile insurance risks ranging from preferred to non-standard personal automobile insurance risks and competes with companies that sell insurance directly to the consumer and employer-sponsored voluntary benefit programs, as well as companies that sell through agents. Direct also offers homeowners and renters insurance across 47 states and the District of Columbia, complementing its direct automobile insurance business.
Property and Casualty Loss and Loss Adjustment Expense Reserves
The Company’s reserves for losses and loss adjustment expenses (“LAE”) for property and casualty insurance (“Property and Casualty Insurance Reserves”) are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. Property and Casualty Insurance Reserves by business segment at December 31, 2011 and 2010 were:

DOLLARS IN MILLIONS	2011	2010
Business Segments:
Preferred	$416.2	$420.5
Specialty	225.9	250.8
Direct	223.9	235.6
Life and Health Insurance	8.3	20.8
Total Business Segments	874.3	927.7
Discontinued Operations	133.0	163.9
Unallocated Reserves	21.8	27.1
Total Property and Casualty Insurance Reserves	$1,029.1	$1,118.7
Certain reserves acquired in connection with a business acquisition from SCOR Reinsurance Company (“SCOR”) in 2002 (the “Unallocated Reserves”) are reinsured 100% by an insurance subsidiary of SCOR (see Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). The Company does not allocate these reserves to its business segments.
In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain and the actual ultimate net cost of claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures that may not be discovered or reported until years after the insurance policy period has ended. Property and Casualty Insurance Reserves related to the Company’s Discontinued Operations are predominantly long-tailed exposures, of which $52.6 million was related to asbestos, environmental matters and construction defect exposures at December 31, 2011. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 57 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.

The Company’s goal is to ensure that its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs, while minimizing variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully developed. Changes in the Company’s estimates of these losses and LAE, also referred to as “development,” will occur over time and may be material. Favorable development is recognized and reported in the Consolidated Financial Statements when the Company decreases its previous estimate of ultimate losses and LAE and results in an increase in net income in the period recognized, whereas adverse development is recognized and reported in the Consolidated Financial Statements when the Company increases its previous estimate of ultimate losses and LAE and results in a decrease in net income. The Company recognized total favorable development of $33.1 million, $24.9 million and $80.9 million before tax in 2011, 2010 and 2009, respectively. Development for each of the Company’s continuing business segments and Unitrin Business Insurance in 2011, 2010 and 2009 was:

DOLLARS IN MILLIONS	Favorable (Adverse) Development
	2011	2010	2009
Continuing Operations:
Preferred	$19.1	$23.8	$60.5
Specialty	9.4	(4.1)	7.9
Direct	3.9	6.8	12.1
Life and Health Insurance	2.6	(4.5)	(2.6)
Total Favorable Development from Continuing Operations, Net	35.0	22.0	77.9
Discontinued Operations:
Unitrin Business Insurance	(1.9)	2.9	3.0
Total Favorable Development, Net	$33.1	$24.9	$80.9
Development in the Preferred segment comprised a substantial portion of the Company’s development reported in continuing operations in 2011, 2010 and 2009. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses—Preferred Development” for additional information. Adverse development in the Life and Health Insurance segment in 2010 is due primarily to adverse development on certain hurricanes. See MD&A, “Catastrophes” and “Life and Health Insurance,” for additional information on the impact of catastrophes on the development reported for the Company’s Life and Health Insurance segment. See MD&A, “Catastrophes,” “Preferred,” “Specialty,” “Direct,” and “Life and Health Insurance” for the impact of development on the results reported by the Company’s business segments.
Development in Unitrin Business Insurance comprised all of the Company’s development reported in discontinued operations. In 2008, the Company sold its Unitrin Business Insurance operations. The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to June 1, 2008, the effective date of the sale.
See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for a tabular reconciliation for the three most recent annual periods setting forth the Company’s Property and Casualty Insurance Reserves as of the beginning of each year, incurred losses and LAE for insured events of the current year, changes in incurred losses and LAE for insured events of prior years, payments of losses and LAE for insured events of the current year, payments of losses and LAE for insured events of prior years and the Company’s Property and Casualty Insurance Reserves at the end of the year and additional information regarding the nature of adjustments to incurred losses and LAE for insured events of prior years.
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

Loss and Loss Adjustment Expense Reserve Development

	December 31,
DOLLARS IN MILLIONS	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Gross Reserve for Unpaid Losses and LAE	$700	$975	$1,426	$1,511	$1,531	$1,433	$1,323	$1,269	$1,211	$1,119	$1,029
Deduct Reinsurance Recoverables	62	92	325	229	209	138	85	85	77	78	74
Net Reserve for Unpaid Losses and LAE	$638	$883	$1,101	$1,282	$1,322	$1,295	$1,238	$1,184	$1,134	$1,041	$955
Cumulative Amount Paid, Net of Reinsurance as of:
One Year Later	$341	$402	$407	$487	$508	$511	$518	$541	$553	$502
Two Years Later	483	531	623	707	742	724	738	757	771
Three Years Later	521	635	741	830	854	834	854	872
Four Years Later	570	684	803	891	906	890	916
Five Years Later	600	715	835	918	943	921
Six Years Later	619	734	850	940	963
Seven Years Later	632	745	864	951
Eight Years Later	640	754	873
Nine Years Later	646	764
Ten Years Later	655
Reestimate of Net Reserve for Unpaid Losses and LAE as of:
End of Year	$638	$883	$1,101	$1,282	$1,322	$1,295	$1,238	$1,184	$1,134	$1,041	$955
One Year Later	720	886	1,062	1,190	1,230	1,195	1,159	1,103	1,109	1,008
Two Years Later	722	879	1,026	1,131	1,158	1,106	1,088	1,086	1,087
Three Years Later	724	872	1,006	1,088	1,106	1,054	1,073	1,075
Four Years Later	725	857	980	1,049	1,068	1,044	1,071
Five Years Later	719	840	951	1,033	1,068	1,041
Six Years Later	709	819	947	1,040	1,063
Seven Years Later	693	820	950	1,037
Eight Years Later	694	824	946
Nine Years Later	701	821
Ten Years Later	694

Loss and Loss Adjustment Expense Reserve Development

	December 31,
DOLLARS IN MILLIONS	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Initial Net Reserve for Unpaid Losses and LAE in Excess Of (Less Than) Reestimated Net Reserve for Unpaid Losses and LAE:
Amount of Reestimate	$(56)	$62	$155	$245	$259	$254	$167	$109	$47	$33
Reestimate as a Percentage of Initial Net Reserve for Unpaid Losses and LAE	(8.8)%	7.0%	14.1%	19.1%	19.6%	19.6%	13.5%	9.2%	4.1%	3.2%
Latest Reestimate of:
Gross Reserve for Unpaid Losses and LAE	$794	$917	$1,272	$1,279	$1,303	$1,189	$1,149	$1,142	$1,162	$1,072
Recoverable for Reinsurance	100	96	326	242	240	148	78	67	75	64
Net Reserve for Unpaid Losses and LAE	$694	$821	$946	$1,037	$1,063	$1,041	$1,071	$1,075	$1,087	$1,008
Cumulative (Increase) Decrease to Reestimation of Gross Reserve for Unpaid Losses and LAE:	$(94)	$58	$154	$232	$228	$244	$174	$127	$49	$47

The Company acquired Valley Group Inc. and its subsidiaries (“VGI”) in 1999. Under the agreement governing the acquisition of VGI, the Company was entitled to recover from the seller 90% of the unfavorable development of VGI’s pre-acquisition loss and LAE reserves, subject to a maximum recovery of $50 million. Reserve development shown in the preceding table for the years 2001 to 2004 is net of changes in the Company’s estimated recovery, which was received in 2004. Reserves increased in 2002 and 2003 partly due to the Company’s acquisition of the personal lines business of Lumbermens Mutual Casualty Company. At the end of 2002, the Company also acquired two insurance companies from SCOR. Reinsurance recoverable in 2003 and forward includes a recoverable from a subsidiary of SCOR under an indemnity reinsurance agreement whereby the subsidiary assumed the pre-acquisition liabilities of the two insurance companies acquired by the Company. In 2005, three major hurricanes that significantly impacted the Company (Katrina, Rita and Wilma) made landfall in the United States. Accordingly, reserves at December 31, 2005 increased as claims from these hurricanes were established for adjudication and declined in subsequent years as claims were paid. The Company acquired Merastar Insurance Company in 2007. Accordingly, reserves for this business are included in the table for 2007 and forward. In 2008, three major hurricanes that significantly impacted the Company (Dolly, Gustav and Ike) made landfall in the United States. Accordingly, reserves at December 31, 2008 increased as claims from these hurricanes were established for adjudication and declined in subsequent years as claims were paid. The Company acquired Direct Response Corporation and its subsidiaries (“Direct Response”) in 2009. Accordingly, reserves for this business are included in the table for 2009 and forward. Under the agreement governing the acquisition of Direct Response, a portion of the purchase price was set aside in an escrow account. The Company was entitled to recover 75% of the unfavorable development of Direct Response’s pre-acquisition loss and LAE reserves from such escrow account. Reserve development shown in the preceding table for the years 2010 to 2011 is net of changes in the Company’s estimated recovery, which was received in 2011.
Reserve estimates increase or decrease as more information becomes known about individual claims and as changes in conditions and claims trends become more apparent. In 2011, the Company reduced Property and Casualty Insurance Reserves by $33.1 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $29.3 million and commercial lines, including discontinued operations, insurance losses and LAE reserves developed favorably by $3.8 million. Personal lines insurance losses and LAE developed favorably in 2011 due primarily to the emergence of more favorable loss trends for the 2010, 2009 and 2008 accident years and favorable development on certain catastrophes.
In 2010, the Company reduced Property and Casualty Insurance Reserves by $24.9 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $21.6 million and commercial lines, including discontinued operations, insurance losses and LAE reserves developed favorably by $3.3 million. Personal lines insurance losses and LAE developed favorably in 2010 due primarily to the emergence of more favorable loss trends for the 2009, 2007 and 2006 accident years, partially offset by adverse development on certain hurricanes.
In 2009, the Company reduced Property and Casualty Insurance Reserves by $80.9 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $72.3 million and commercial lines, including discontinued operations, insurance losses and LAE reserves developed favorably by $8.6 million in 2009. Personal lines insurance losses and LAE reserves developed favorably in 2009 due primarily to the emergence of more favorable loss trends than expected for the 2007, 2006 and 2005 accident years due to the improvements in the Company’s claims handling procedures and favorable development on catastrophes.
In 2008, the Company reduced Property and Casualty Insurance Reserves by $79.3 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $45.8 million and commercial lines insurance losses and LAE reserves developed favorably by $33.5 million in 2008. Personal lines insurance losses and LAE reserves developed favorably in 2008 due primarily to the emergence of more favorable loss trends than expected for the 2006 and 2005 accident years due to the improvements in the Company’s claims handling procedures, partially offset by adverse development of $8.9 million related to certain re-opened claims from Hurricane Rita, which occurred in the 2005 accident year. Commercial lines insurance losses and LAE reserves developed favorably in 2008 primarily in the Company’s discontinued operations. During the fourth quarter of 2008, the Company’s actuaries conducted their regular reserve review of the Unitrin Business Insurance run-off business for all traditional as well as more recent industry studies to re-estimate asbestos, environmental and construction defect liabilities. These updated analyses, along with the actuaries’ regular reserve reviews during 2008, resulted in favorable reserve development of $29.7 million in 2008.
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
During 2001 and 2002, the Company increased Property and Casualty Insurance Reserves to record adverse development due to developing loss trends primarily related to construction defect, mold, automobile liability and product liability loss exposures in its commercial lines of business as well as personal automobile liability.
The Company does not discount property and casualty insurance reserves. There are no significant differences between the Company’s property and casualty reserves carried on a statutory basis and those computed in accordance with accounting principles generally accepted in the United States of America, except that such reserves for statutory reporting purposes are reported net of reinsurance in the statutory financial statements.
Catastrophe Losses
Catastrophes and storms are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and will continue to be, a material factor in the results of operations and financial position of Kemper’s property and casualty insurance companies. Further, because the level of insured losses that could occur in any one year cannot be accurately predicted, these losses contribute to material year-to-year fluctuations in the results of the operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The occurrence and severity of catastrophic events are difficult to accurately predict in any year. However, some geographic locations are more susceptible to these events than others. The Company has endeavored to manage its direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, and reinsurance. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25 million or more in direct losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions throughout this 2011 Annual Report utilize ISO’s definition of catastrophes.
The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of reinsurance recoveries, may vary materially from the estimated amount reserved. See Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for a discussion of the factors that influence the process of estimating and establishing reserves for catastrophes.
Reinsurance
The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in certain regions, and reinsurance. To limit its exposures to catastrophic events, the Company maintains various primary catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each primary catastrophe reinsurance program is provided in various layers. In addition to these programs, the Preferred segment purchases reinsurance for catastrophe losses in North Carolina at retentions lower than the Company’s primary catastrophe reinsurance programs. The Company also purchases reinsurance from the

Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in Florida at retentions lower than those described below for the Company’s primary catastrophe reinsurance programs. See Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for information pertaining to the Company’s primary catastrophe reinsurance programs for 2011, 2010 and 2009. The Company’s catastrophe reinsurance programs for 2012 are described below.
Coverage for each catastrophe reinsurance program effective January 1, 2012 is provided in various layers as presented below:

	Catastrophe Losses and LAE		Percentage of Coverage
DOLLARS IN MILLIONS	In Excess of	Up to
Preferred, Direct and Specialty Segments
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	100.0	65.0
2nd Layer of Coverage	100.0	200.0	95.0
3rd Layer of Coverage	200.0	350.0	90.0
4th Layer of Coverage	350.0	450.0	50.0
Life and Health Insurance Segment—Property Insurance Operations
Retained	$—	$8.0	—%
1st Layer of Coverage	8.0	15.0	70.0
2nd Layer of Coverage	15.0	40.0	70.0
The estimated aggregate annual premiums in 2012 for the programs presented in the preceding table are $23.0 million for the Preferred, Direct and Specialty catastrophe reinsurance program and $1.9 million for the Life and Health Insurance catastrophe reinsurance program.
In the event that the Company’s incurred catastrophe losses and LAE covered by any of its catastrophe reinsurance programs exceed the retention for a particular layer, each of the aforementioned programs requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such layer. The reinstatement premium is a percentage of the original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit.
In addition to the catastrophe loss exposures caused by natural events described above, Kemper’s property and casualty insurance companies are exposed to losses from catastrophic events that are not the result of acts of nature, such as acts of terrorism, the nature and level of which in any period are very difficult to predict. While there were no reported losses experienced by Kemper’s property and casualty insurance companies in relation to the terrorist attacks on September 11, 2001, the companies have reinsurance coverage to address certain exposures to potential future terrorist attacks. The reinsurance coverage for certified events, as designated by the federal government, is from the Terrorist Risk Insurance Act and the coverage for non-certified events is available in the catastrophe reinsurance program for Kemper’s property and casualty insurance companies. However, certain perils, such as biological, chemical, nuclear pollution or contamination, are excluded from the Company’s reinsurance coverage for non-certified events.
In addition to the catastrophe reinsurance programs described above, Kemper’s property and casualty insurance companies utilize other reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks.
Under the various reinsurance arrangements, Kemper’s property and casualty insurance companies are indemnified by reinsurers for certain losses incurred under insurance policies issued by the reinsurers. As indemnity reinsurance does not discharge an insurer from its direct obligations to policyholders on risks insured, Kemper’s property and casualty insurance companies remain directly liable. However, so long as the reinsurers meet their obligations, the net liability for Kemper’s property and casualty insurance companies is limited to the amount of risk that they retain. Kemper’s property and casualty insurance companies purchase their reinsurance only from reinsurers rated “A-” or better by A. M. Best at the time of purchase.
For further discussion of the reinsurance programs, see Note 6, “Property and Casualty Insurance Reserves,” Note 20, “Catastrophe Reinsurance,” and Note 21, “Other Reinsurance,” to the Consolidated Financial Statements.

Pricing
Pricing levels for property and casualty insurance are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business and economic conditions, including market rates of interest, inflation, expense levels, and judicial decisions. In addition, many state regulators require consideration of investment income when approving or setting rates, which reduces underwriting margins. See MD&A under the captions “Preferred,” “Specialty” and “Direct.”
Competition
Based on the most recent annual data published by A.M. Best, as of the end of 2010, there were 1,036 property and casualty insurance groups in the United States. Kemper’s property and casualty group is among the top 10% largest property and casualty insurance groups in the United States as measured by net written premiums, policyholders’ surplus and admitted assets. Among all personal lines automobile insurance writers, Kemper's property and casualty group is the 19th largest writer as measured by net written premiums.
In 2010, the property and casualty insurance industry’s estimated net premiums written were $430 billion, of which nearly 80% were accounted for by the top 50 groups of property and casualty insurance companies. Kemper’s property and casualty insurance companies wrote less than 1% of the industry’s estimated 2010 premium volume.
Property and casualty insurance is a highly competitive business, particularly with respect to personal automobile insurance. Kemper’s property and casualty insurance companies compete on the basis of, among other measures, (i) using suitable pricing segmentation, (ii) maintaining underwriting discipline, (iii) selling to selected markets, (iv) utilizing technological innovations for the marketing and sale of insurance, (v) controlling expenses, (vi) maintaining adequate ratings from A.M. Best and other ratings agencies and (vii) providing quality services to agents and policyholders.
Life and Health Insurance Business
The Company’s Life and Health Insurance segment consists of Kemper’s wholly-owned subsidiaries, United Insurance Company of America (“United Insurance”), The Reliable Life Insurance Company (“Reliable”), Union National Life Insurance Company (“Union National Life”), Mutual Savings Life Insurance Company (“Mutual Savings Life”), United Casualty Insurance Company of America (“United Casualty”), Union National Fire Insurance Company (“Union National Fire”), Mutual Savings Fire Insurance Company (“Mutual Savings Fire”) and Reserve National Insurance Company (“Reserve National”). As discussed below, United Insurance, Reliable, Union National Life, Mutual Savings Life, United Casualty, Union National Fire and Mutual Savings Fire (the “Kemper Home Service Companies”) distribute their products through a network of employee, or “career,” agents. Reserve National distributes its products through a network of exclusive independent agents. These career agents and independent agents are paid commissions for their services.
In 2011, the following states provided approximately two-thirds of the premium revenues in this segment: Texas (21%), Louisiana (11%), Alabama (7%), Mississippi (6%), Illinois (4%), Florida (4%), Georgia (4%), North Carolina (4%) and Missouri (4%). Life insurance accounted for 18%, 17%, and 16% of the Company’s consolidated insurance premiums earned from continuing operations in 2011, 2010 and 2009, respectively. Life insurance accounted for 16%, 15% and 15% of the Company’s consolidated revenues from continuing operations in 2011, 2010 and 2009, respectively.
Kemper Home Service Companies
The Kemper Home Service Companies, based in St. Louis, Missouri, focus on providing individual life and health insurance products to customers of modest incomes who desire basic protection for themselves and their families. Their leading product is ordinary life insurance, including permanent and term insurance. Face amounts of these policies are lower than those of policies typically sold to higher income customers by other companies in the life insurance industry. Premiums average about $16 per policy per month. Permanent policies are offered primarily on a non-participating, guaranteed-cost basis. Approximately 79% of the Life and Health Insurance segment’s premium revenues are generated by the Kemper Home Service Companies.
The Kemper Home Service Companies employ nearly 2,600 career agents to distribute their products in 25 states and the District of Columbia. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. These career agents also distribute certain property insurance products for the Kemper Home Service Companies.

Customers of the Kemper Home Service Companies generally are families with annual incomes of less than $25,000. According to the U.S. Bureau of the Census, in 2010, there were approximately 29 million households in the United States with less than $25,000 of annual income, representing approximately 24.9% of all U.S. households.
Reserve National
Reserve National, based in Oklahoma City, Oklahoma, is licensed in 35 states throughout the south, southwest and midwest, and specializes in the sale of Medicare Supplement insurance and limited health insurance coverages such as fixed indemnity, dental and vision, and accident-only plans, primarily to individuals in rural areas who often do not have access to a broad array of accident and health insurance products and services tailored to meet their individual and family needs. See MD&A, “Life and Health Insurance,” Note 5, “Goodwill,” to the Consolidated Financial Statements, “Regulation” under this Item 1 beginning on page 14 and Item 1A., “Risk Factors,” under the caption “The adaption of Reserve National’s business model in response to American health care reform may be unsuccessful,” for a discussion of the impact of American health care reform on Reserve National.
Reserve National has approximately 275 independent agents appointed to market and distribute its products. These agents typically represent only Reserve National.
Reinsurance
Consistent with insurance industry practice, the Company’s life and health insurance companies utilize reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks. Included among the segment’s reinsurance arrangements is excess of loss reinsurance coverage specifically designed to protect against losses arising from catastrophic events under the property insurance policies distributed by the Kemper Home Service Companies’ agents and written by Kemper’s subsidiaries, United Casualty, Union National Fire and Mutual Savings Fire, and reinsured by Kemper’s subsidiary, Trinity Universal Insurance Company (“Trinity”), or written by Capitol County Mutual Fire Insurance Company (“Capitol”), a mutual insurance company owned by its policyholders, and its subsidiary, Old Reliable Casualty Company (“ORCC”), and reinsured by Trinity. The annual catastrophe reinsurance program for the Kemper Home Service Companies, Capitol and ORCC is described above in the discussion of “Reinsurance” under “Property and Casualty Insurance Business” of this Item 1 beginning on page 10. Also see MD&A “Catastrophes” and Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information pertaining to the segment’s catastrophe reinsurance program.
Lapse Ratio
The lapse ratio is a measure of a life insurer’s loss of existing business. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life and Health Insurance segment’s lapse ratio for individual life insurance was 9%, 8% and 9% in 2011, 2010 and 2009, respectively.
The customer base served by the Kemper Home Service Companies and competing life insurance companies tends to have a higher incidence of lapse than other demographic segments of the population. Thus, to maintain or increase the level of its business, the Kemper Home Service Companies must write a high volume of new policies.
Pricing
Premiums for life and health insurance products are based on assumptions with respect to mortality, morbidity, investment yields, expenses, and lapses and are also affected by state laws and regulations, as well as competition. Pricing assumptions are based on the experience of Kemper’s life and health insurance subsidiaries, as well as the industry in general, depending on the factor being considered. The actual profit or loss produced by a product will vary from the anticipated profit if the actual experience differs from the assumptions used in pricing the product.
Premiums for policies sold by the Kemper Home Service Companies are set at levels designed to cover the relatively high cost of “in home” servicing of such policies. As a result of such higher expenses, incurred claims as a percentage of earned premiums tend to be lower for companies utilizing this method of distribution than the life insurance industry average.
Premiums for Medicare supplement and other accident and health policies must take into account the rising costs of medical care. The annual rate of medical cost inflation has historically been higher than the general rate of inflation, necessitating frequent rate increases, most of which are subject to approval by state regulatory agencies.

Competition
Based on the most recent data published by A.M. Best as of the end of 2010, there were 421 life and health insurance company groups in the United States. The Company’s Life and Health Insurance segment ranked in the top 25% of life and health insurance company groups, as measured by admitted assets (82nd), net premiums written (91st) and capital and surplus (90th).
Kemper’s life and health insurance subsidiaries generally compete by using appropriate pricing, selling to selected markets, controlling expenses, maintaining adequate ratings from A.M. Best and providing competitive services to agents and policyholders.
Investments
The quality, nature, and amount of the various types of investments that can be made by insurance companies are regulated by state laws. Depending on the state, these laws permit investments in qualified assets, including, but not limited to, municipal, state and federal government obligations, corporate bonds, real estate, preferred and common stocks, investment partnerships, limited liability investment companies and limited partnerships and mortgages where the value of the underlying real estate exceeds the amount of the loan.
The Company employs a total return investment strategy, with an emphasis on yield, while maintaining liquidity to meet both its short and long-term insurance obligations primarily through the combination of investment-grade fixed maturity investments and, to a lesser extent, equity securities with the potential for long-term price appreciation. See the discussions of the Company’s investments under the headings “Investment Results,” “Investment Quality and Concentrations,” “Investments in Limited Liability Investment Companies and Limited Partnerships,” “Liquidity and Capital Resources” and “Critical Accounting Estimates,” in the MD&A, “Quantitative and Qualitative Disclosures about Market Risk,” in Item 7A and Note 4, “Investments,” Note 14, “Income from Investments,” and Note 22, “Fair Value Measurements,” to the Consolidated Financial Statements.
Regulation
Insurance Regulation
Kemper is subject to the insurance holding company laws of a number of states. Certain dividends and distributions by an insurance subsidiary are subject to approval by the insurance regulators of the state of incorporation of such subsidiary. Other significant transactions between an insurance subsidiary and its holding company or other subsidiaries of the holding company may require approval by insurance regulators in the state of incorporation of each of the insurance subsidiaries participating in such transactions.
Kemper’s insurance subsidiaries are subject to extensive regulation in the states in which they do business. Such regulation pertains to a variety of matters, including, but not limited to, policy forms, premium rate plans, licensing of agents, licenses to transact business, trade practices, claims practices, investments and solvency. The majority of Kemper’s insurance operations are in states requiring prior approval by regulators before proposed rates for property, casualty, or health insurance policies may be implemented. However, rates proposed for life insurance generally become effective immediately upon filing with a state, even though the same state may require prior rate approval for other types of insurance. Insurance regulatory authorities perform periodic examinations of an insurer’s market conduct and other affairs. Kemper’s health insurance subsidiaries are also subject to certain regulation by the federal government. For example, the Health Care Acts, and the regulations promulgated thereunder, have already established or will establish minimum loss ratios, rating restrictions, mandates for essential health benefit coverages, and restrictions or prohibitions on pre-existing condition exclusions and annual and lifetime policy limits for health insurance policies.
Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (the “NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements include risk-based capital (“RBC”) rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2011, the total adjusted capital of each of Kemper’s insurance subsidiaries exceeded the minimum levels required under RBC rules.

Kemper’s insurance subsidiaries are required under the guaranty fund laws of most states in which they transact business to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. Kemper’s insurance subsidiaries also are required to participate in various involuntary pools or assigned risk pools, principally involving windstorms and high risk drivers. In most states, the involuntary pool participation of Kemper’s insurance subsidiaries is in proportion to their voluntary writings of related lines of business in such states.
In addition to the regulatory requirements described above, a number of legislative and regulatory measures pending or recently approved may significantly affect the insurance business in a variety of ways. In particular, the NAIC adopted extensive modifications to its Model Insurance Holding Company System Regulatory Act and related regulation in December 2010. At least three states have already adopted legislation that incorporates the principal aspects of the NAIC’s proposed revisions, and it is reasonable to assume that the various other state legislatures and regulators will enact conforming revisions into law to maintain their accredited status with the NAIC. These modifications will, among other things, substantially expand the oversight and examination powers of state insurance regulators not only with respect to licensed insurance companies, but also with respect to their presently unregulated non-insurance affiliates, and impose new reporting requirements on the ultimate controlling persons of such insurance companies in respect of, among other things, enterprise risk to the organization as a whole, affiliated transactions, and any divestiture of controlling interests in an insurer. Other significant measures enacted in recent years include, among other things, tort reform, the Health Care Acts, the Dodd-Frank Act, consumer privacy requirements, credit score regulation, producer compensation regulations, corporate governance requirements and financial services deregulation initiatives.
State insurance laws intended primarily for the protection of policyholders contain certain requirements that must be met prior to any change of control of an insurance company or insurance holding company that is domiciled or, in some cases, an insurance company having such substantial business that it is deemed commercially domiciled, in that state. These requirements may include the advance filing of specific information with the state insurance regulators, a public hearing on the matter, and the review and approval of the change of control by such regulators. The Company has insurance subsidiaries domiciled in either Alabama, California, Illinois, Louisiana, Missouri, New York, Oklahoma, Oregon, Texas or Wisconsin. In these states, except Alabama, “control” generally is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of an insurance company. Control is presumed to exist in Alabama with a 5% or more ownership interest in such securities. Any purchase of Kemper’s shares that would result in the purchaser owning Kemper’s voting securities in the foregoing percentages for the states indicated would be presumed to result in the acquisition of control of Kemper’s insurance subsidiaries in those states. Therefore, acquisitions subject to the 10% threshold generally would require the prior approval of the insurance regulatory authorities in each state in which Kemper’s insurance subsidiaries are domiciled or deemed to be commercially domiciled, including those in Alabama, while acquisitions subject to the 5% threshold generally would require the prior approval of only Alabama regulatory authorities. In addition, many states require pre-acquisition notification to the state insurance regulators of a change of control of an insurance company licensed in that state if specific market concentration thresholds would be triggered by the acquisition. While those pre-acquisition notification statutes generally do not authorize the state insurance regulators to disapprove the change of control, they do authorize the issuance of a cease and desist order with respect to the insurance company if certain conditions, such as undue market concentration, would result from the acquisition. These insurance regulatory requirements may deter, delay or prevent transactions effecting control of the Company or the ownership of Kemper’s voting securities, including transactions that could be advantageous to Kemper’s shareholders.
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

Item 1A.    Risk Factors.
Most issuers, including Kemper, are exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The following discussion details the significant risk factors that are more specific to the Company. In addition to those described below, the Company’s business, financial condition and results of operation could be materially affected by other factors not presently known by, or considered material to, the Company. Readers are advised to consider these factors along with the other information included in this 2011 Annual Report, and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
Catastrophe losses, whether resulting from natural disasters, terrorism or other man-made events, and reinsurance risks could adversely affect the Company’s results of operations, liquidity or financial condition.
Kemper’s property and casualty insurance subsidiaries are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophes can be caused by various events, including, but not limited to, hurricanes, tornadoes, windstorms, earthquakes, hail storms, explosions, severe winter weather and wildfires and may include man-made events, such as terrorist attacks and hazardous material spills. The incidence, frequency and severity of catastrophes are inherently unpredictable, and may be impacted by the uncertain effects of climate change. The extent of the Company’s losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.
Kemper’s Life and Health Insurance subsidiaries are particularly exposed to risks of catastrophic mortality, such as pandemic or other events that result in large numbers of deaths. In addition, the occurrence of such an event in a concentrated geographic area could have a severe disruptive effect on the Company’s workforce and business operations. The likelihood and severity of such events can not be predicted and are difficult to estimate.
Kemper’s insurance subsidiaries seek to reduce their exposure to catastrophe losses through underwriting strategies and the purchase of catastrophe reinsurance. Reinsurance does not relieve Kemper’s insurance subsidiaries of their direct liability to their policyholders. As long as the reinsurers meet their obligations, the net liability for Kemper’s insurance subsidiaries is limited to the amount of risk that they retain. While the Company’s principal reinsurers are each rated “A-” or better by A.M. Best at the time reinsurance is purchased, the Company cannot be certain that reinsurers will pay the amounts due from them either now, in the future, or on a timely basis. A reinsurer’s insolvency or inability to make payments under the terms of its reinsurance agreement with Kemper’s insurance subsidiaries could have a material adverse effect on the Company’s financial position, results of operations and liquidity.
In addition, market conditions beyond the Company’s control determine the availability and cost of the reinsurance protection that Kemper’s insurance subsidiaries may purchase. A decrease in the amount of reinsurance protection that Kemper’s insurance subsidiaries purchase generally should decrease their cost of reinsurance, but increase their risk of loss. An increase in the amount of reinsurance protection that Kemper’s insurance subsidiaries purchase generally should increase their cost of reinsurance, but decrease their risk of loss. However, if the amount of available reinsurance is reduced, Kemper’s insurance subsidiaries could pay more for the same level, or a lower level, of reinsurance coverage. Accordingly, the Company may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect the ability of Kemper’s insurance subsidiaries to write future insurance policies or result in their retaining more risk with respect to such insurance policies.
Estimating losses and LAE for determining property and casualty insurance reserves, or determining premium rates, is inherently uncertain, and the Company’s results of operations may be materially impacted if the Company’s insurance reserves or premium rates are insufficient.
The Company establishes loss and LAE reserves to cover estimated liabilities, which remain unpaid as of the end of each accounting period, and to investigate and settle all claims incurred under the property and casualty insurance policies that it has issued. Loss and LAE reserves are established for claims that have been reported to the Company as of the end of the accounting period, as well as for claims that have occurred but have not yet been reported to the Company. The estimates of loss and LAE reserves are based on the Company’s assessment of the facts and circumstances known to it at the time, as well as estimates of the impact of future trends in the severity of claims, the frequency of claims and other factors. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 57 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.

As the process of estimating property and casualty insurance reserves is inherently uncertain, the reserves established by the Company are not precise estimates of liability and could prove to be inadequate to cover its ultimate losses and expenses for insured events that have occurred. The process of estimating loss reserves is complex and imprecise. The estimate of the ultimate cost of claims for insured events that have occurred must take into consideration many factors that are dependent on the outcome of future events associated with the reporting, investigation and settlement of claims. The impacts on the Company’s estimates of property and casualty insurance reserves from these factors are difficult to assess accurately. A change in any one or more of the factors is likely to result in a projected ultimate loss that is different than the previous projected ultimate loss, and may have a material impact on the Company’s estimate of the projected ultimate loss. Increases in the estimates of ultimate losses and LAE will decrease earnings, while decreases in such estimates will increase earnings, as reported by the Company in the results of its operations for the periods in which the changes to the estimates are made by the Company.
The Company’s actuaries also consider trends in the severity and frequency of claims and other factors, when determining the premium rates to charge for its property and casualty insurance products. An unanticipated change in any one or more of these factors or trends, as well as a change in competitive conditions, may also result in inadequate premium rates charged for insurance policies issued by Kemper’s property and casualty insurance subsidiaries in the future. Such pricing inadequacies could have a material impact on the Company’s operating results.
The Direct segment may not reach profitability or an adequate rate of return.
The Direct segment reported significant operating losses in 2011 and 2009 and operated slightly below break-even in 2010. The Company has taken a number of actions intended to improve Direct’s operating results including, but not limited to, implementing premium rate increases in most states, non-renewing policies in certain states, subject to regulatory restrictions, improving insurance risk selection and retention, reducing marketing spending, modifying its direct marketing program to target a better response rate and introducing new products and a new brand. However, there is no assurance that Direct will be profitable or reach an adequate rate of return in future years.
The adaption of Reserve National’s business model in response to American health care reform may be unsuccessful.
Reserve National’s business model, which focuses on providing limited health insurance coverages to persons who lack access to traditional private options, is likely to be adversely affected by the Health Care Acts. In response, Reserve National has begun adapting its business model by placing emphasis on designing and selling supplemental health insurance products that are not subject to the Health Care Acts and ceasing to issue health insurance products that are subject to the Health Care Acts. In particular, Reserve National has ceased issuing health insurance products that are subject to certain provisions that establish minimum loss ratios for health insurance policies significantly above the levels historically experienced by Reserve National. While this action is likely to mitigate Reserve National’s risk, the minimum loss provisions could adversely impact its ability to achieve an adequate return on its renewal book of such health insurance products. If Reserve National’s sales of supplemental health insurance products that are not subject to the Health Care Acts are insufficient to offset the loss of business subject to the Health Care Acts, a significant loss of business for Reserve National may result. A significant loss of business could have a material adverse effect on the financial condition, the results of operations and the valuation of Reserve National.
Kemper is dependent on receiving dividends from its subsidiaries to service its debt and to pay dividends to its shareholders.
As a holding company with no business operations of its own, Kemper depends on the dividend income that it receives from its subsidiaries as the primary source of funds to pay interest and principal on its outstanding debt obligations and to pay dividends to its shareholders. Kemper’s insurance subsidiaries are subject to significant regulatory restrictions under state insurance laws and regulations which limit their ability to declare and pay dividends. These laws and regulations impose minimum solvency and liquidity requirements on dividends between affiliated companies and require prior notice to, and may require approval from, state insurance regulators before dividends can be paid. The inability of one or more of Kemper’s insurance subsidiaries to pay sufficient dividends to Kemper may materially affect Kemper’s ability to timely pay its debt obligations or to pay dividends to its shareholders.
A significant downgrade in the ratings of Kemper or its insurance subsidiaries could adversely affect the Company.
Third-party ratings agencies, such as A.M. Best, assess the financial strength and rate the claims-paying ability of insurance companies based on criteria established by the ratings agencies. Third-party ratings are important competitive factors in the insurance industry. Financial strength ratings are used to assess the financial strength and quality of insurers. A significant downgrade by a recognized ratings agency in the ratings of Kemper’s insurance subsidiaries, particularly those that market their products through independent agents, affinity relationships or the internet or other direct marketing channels, could result in a substantial loss of business if agents or policyholders of such subsidiaries move to other companies with higher claims-paying and financial strength ratings. Any substantial loss of business could have a material adverse effect on the financial condition and results of operations of such subsidiaries. A downgrade in Kemper’s credit rating by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”) or Fitch Ratings (“Fitch”) may reduce Kemper’s ability to access the capital markets for general corporate purposes or refinance existing debt.
Kemper’s insurance subsidiaries are subject to significant regulation by state insurance departments.
Kemper’s insurance subsidiaries are subject to extensive regulation in the states in which they do business. Current regulations encompass a wide variety of matters, including policy forms, premium rates, licensing, trade practices, claims practices, investment standards, statutory capital and surplus requirements, reserve and loss ratio requirements, restrictions on transactions among affiliates and consumer privacy.
Insurance regulatory agencies conduct periodic examinations of Kemper’s insurance subsidiaries and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. If an insurance company fails to obtain required licenses or approvals, or if any of Kemper’s insurance subsidiaries fail to comply with other regulatory requirements, the regulatory agencies can suspend or delay their operations or licenses, require corrective action, and impose penalties or other remedies available under the applicable laws and regulations.
These laws and regulations, and their interpretation by the various regulatory agencies and courts, are undergoing continual revision and expansion. The regulatory structures in the financial services industry have come under intense scrutiny as a result of the turmoil experienced by the financial markets. While it is not possible to predict how new legislation or regulations or new interpretations of existing laws and regulations may impact the operations of Kemper’s subsidiaries, two recent developments have the potential to significantly impact such operations.
In July 2010, the DFA was enacted into law. For more information about the potential impact of the DFA on the Company’s operations, see “Dodd-Frank Act” under “Regulation” in Item 1, beginning on page 15.
In addition, the NAIC adopted extensive modifications to its Model Insurance Holding Company System Regulatory Act and related regulation in December 2010. At least three states have already adopted legislation that incorporates the principal aspects of the NAIC’s proposed revisions, and it is reasonable to assume that the various other state legislatures and regulators will enact conforming revisions into law to maintain their accredited status with the NAIC. These modifications will, among other things, substantially expand the oversight and examination powers of state insurance regulators, not only with respect to licensed insurance companies, but also with respect to their presently unregulated non-insurance affiliates, and will impose new reporting requirements on the ultimate controlling persons of such insurance companies with respect to, among other things, enterprise risk to the organization as a whole, affiliated transactions, and any divestiture of controlling interests in an insurer.
These new developments (including regulations that have been or that are required to be promulgated under the DFA), as well as significant changes in, or new interpretations of, existing laws and regulations could make it more expensive for Kemper’s subsidiaries to conduct their businesses and could materially affect the profitability of their operations and the Company’s financial results. See the discussion in the risk factor above entitled “The adaption of Reserve National’s business model in response to American health care reform may be unsuccessful” regarding the potential effect of the Health Care Acts on Reserve National’s business model. For a more detailed discussion of the regulations applicable to Kemper’s subsidiaries, see “Insurance Regulation” under “Regulation” in Item 1, beginning on page 14.
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
At December 31, 2011, Kemper’s insurance subsidiaries had $306.3 million invested in limited liability investment companies and limited partnerships accounted for under the equity method of accounting (“Equity Method Limited Liability Investments”), that invest in distressed and mezzanine debt of other companies and secondary transactions. In addition, Kemper’s insurance subsidiaries had unfunded commitments to invest an additional $132.2 million at December 31, 2011, including $78.8 million of unfunded commitments related to investments reported as Other Equity Interests and included in Equity Securities in the Consolidated Balance Sheet, in limited liability investment companies and limited partnerships. Such unfunded commitments generally may be used to fund additional investments made, or losses incurred, by such limited liability investment companies and limited partnerships. The underlying investments of such limited liability investment companies and limited partnerships generally provide opportunities for higher returns, but at a higher risk than investment-grade investments. General economic swings influence the performance of the underlying investments in distressed and mezzanine debt and secondary transactions. Kemper’s insurance subsidiaries have also made direct investments in the same or similar distressed and mezzanine debt securities of certain issuers in which such limited liability investment companies and limited partnerships have made investments, which could exacerbate any losses attributable to poor performance of any such investments. A severe and continued downturn in the economy may result in deterioration in the business prospects of the issuers of the underlying investments that could adversely affect the Company’s operating results and financial position.
The insurance industry is highly competitive.
The Company’s insurance businesses face significant competition, and its ability to compete is affected by a variety of issues relative to others in the industry, such as product pricing, service quality, financial strength and name recognition. Competitive success is based on many factors, including, but not limited to, the following:

•	Competitiveness of prices charged for insurance policies;

•	Selection of agents, web portals and other business partners;

•	Compensation paid to agents;

•	Underwriting discipline;

•	Selectiveness of sales markets;

•	Effectiveness of marketing materials;

•	Product and technological innovation;

•	Ability to detect and prevent fraudulent insurance claims;

•	Ability to control operating expenses;

•	Adequacy of ratings from A.M. Best; and

•	Quality of services provided to agents and policyholders.
The inability to compete effectively in any of the Company’s insurance businesses could materially reduce the Company’s customer base and revenues, and could adversely affect the future results and financial condition of the Company.
The Company is in the process of re-branding its operations under the Kemper name. While the Company believes that the Kemper name has more name recognition than the names used in some of its operations, there can be no assurance that such re-branding efforts will be successful. See “Change in Name of Company and Re-branding” in Item 1 of Part I beginning on page 3.
See “Competition” in Item 1 of Part I beginning on page 12 and page 14, for more information on the competitive rankings in the property and casualty insurance markets and the life and health insurance markets, respectively, in the United States.

The effects of an evolving legal and regulatory landscape on Kemper’s insurance subsidiaries are uncertain.
The legal and regulatory landscape within which the Company and its subsidiaries conduct their businesses is often unpredictable. As industry practices and regulatory, judicial, political, social and other conditions change, unexpected and unintended issues may emerge. These emerging practices, conditions and issues could adversely affect Kemper’s insurance subsidiaries in a variety of ways, including by expansion of coverages beyond their underwriting intent, by increasing the number or size of claims or accelerating the payment of claims. Industry practices that were considered legally-compliant and reasonable for years may suddenly be deemed unacceptable by virtue of an unexpected court or regulatory ruling or changes in regulatory enforcement policies and practices. Anticipating such shifts in the law and the impact they may have on the Company and its operations is a difficult task and there can be no assurances that the Company will not encounter such shifts in the future. The effects of such changes are hard to predict, but could materially affect the financial results of the Company.
Legal and regulatory proceedings are unpredictable.
Kemper and its subsidiaries are from time to time involved in lawsuits, regulatory inquiries, and other legal proceedings arising out of the ordinary course of their businesses. Some of these proceedings may involve matters particular to the Company or one or more of its subsidiaries, while others may pertain to business practices in the industry in which the Company and its subsidiaries operate. Some lawsuits may seek class action status that, if granted, could expose the Company to potentially significant liability by virtue of the size of the putative classes. These matters raise difficult factual and legal issues and are subject to uncertainties and complexities, and the outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular stages in the proceedings are in most cases difficult or impossible to ascertain. A further complication is that even where the possibility of an adverse outcome is deemed to be remote using traditional legal analysis, juries sometimes can and do substitute their subjective views in place of facts and established legal principles. Given the unpredictability of the legal and regulatory landscape in which the Company operates, there can be no assurance that one or more of these matters will not produce a result which could have a material adverse effect on the Company’s consolidated financial results for any given period.
For information about the Company’s pending litigation, see Item 3, “Legal Proceedings,” beginning on page 21.
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
In addition, non-compliance with the Payment Card Industry Data Security Standard, an information security standard for organizations that handle cardholder information for the major debit, credit, prepaid, e-purse, ATM and point-of-sale cards, could result in fines from such organizations or the inability to transact business with customers using these cards.
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties.
Owned Properties
The Company owns the 41-story office building at One East Wacker Drive, Chicago, Illinois, that houses the executive offices of Kemper and the home office of its Direct operations, which together occupy approximately 52,000 square feet of the 527,000 rentable square feet in the building. In addition, Kemper’s subsidiaries together own and occupy 13 buildings located in 7 states consisting of approximately 42,000 square feet in the aggregate. Kemper’s subsidiaries hold additional properties solely for investment purposes that are not utilized by Kemper or its subsidiaries.

Leased Facilities
Preferred leases facilities with an aggregate square footage of approximately 195,000 at 9 locations in 9 states. The latest expiration date of the existing leases is in September of 2018.
Specialty leases facilities with an aggregate square footage of approximately 107,000 at 3 locations in 3 states. The latest expiration date of the existing leases is in September of 2018.
Direct leases facilities with an aggregate square footage of approximately 199,000 at 6 locations in 5 states. The latest expiration date of the existing leases is in October of 2016.
Preferred, Specialty and Direct share leased facilities with an aggregate square footage of approximately 138,000 at 15 locations in 8 states. The latest expiration date of the existing leases is in September of 2018.
Kemper’s Life and Health Insurance segment leases facilities with aggregate square footage of approximately 508,000 at 125 locations in 26 states. The latest expiration date of the existing leases is in October of 2019.
Kemper’s corporate data processing operation leases facilities with aggregate square footage of approximately 36,000 square feet at 2 locations in 2 states. The latest expiration date of the existing leases is in September of 2018.
Fireside Bank leases facilities with an aggregate square footage of approximately 63,000 at 2 locations in 2 states. The latest expiration date of the existing leases is in August of 2014.
The properties described above are in good condition. The properties utilized in the Company’s operations consist of facilities suitable for general office space, call centers and data processing operations.
Item 3.    Legal Proceedings.
Proceedings
In the ordinary course of its businesses, the Company is involved in legal proceedings, including lawsuits, regulatory examinations and inquiries. Based on currently available information, the Company does not believe that it is reasonably possible that any of its pending legal proceedings will have a material effect on the Company’s financial statements.
Item 4.    (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Kemper’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol of “KMPR.” Quarterly information pertaining to market prices of Kemper common stock in 2011 and 2010 is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Dec 31, 2011
Common Stock Market Prices:
High	$31.11	$31.69	$30.11	$29.71	$31.69
Low	30.68	27.80	22.25	22.07	22.07
Close	30.88	29.67	23.96	29.21	29.21

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010	Dec 31, 2010
Common Stock Market Prices:
High	$28.71	$31.12	$28.23	$26.03	$31.12
Low	21.63	24.39	22.70	22.81	21.63
Close	28.05	25.60	24.39	24.54	24.54
Holders
As of January 19, 2012, the number of record holders of Kemper’s common stock was approximately 4,950.
Dividends
Quareterly information pertaining to payment of dividends on Kemper's common stock is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Dec 31, 2011
Cash Dividends Paid to Shareholders (per share)	$0.24	$0.24	$0.24	$0.24	$0.96

	Three Months Ended				Year Ended
DOLLARS PER SHARE	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010	Dec 31, 2010
Cash Dividends Paid to Shareholders (per share)	$0.22	$0.22	$0.22	$0.22	$0.88
Kemper’s insurance subsidiaries are subject to various state insurance laws that restrict the ability of these insurance subsidiaries to pay dividends without prior regulatory approval. In addition, Kemper’s automobile finance subsidiary, Fireside Bank, is subject to certain risk-based capital regulations having the effect of limiting the amount of dividends that may be paid by Fireside Bank. See MD&A, “Liquidity and Capital Resources” and Note 9, “Shareholders' Equity,” to the Consolidated Financial Statements for information on Kemper’s ability and intent to pay dividends.

Issuer Purchases of Equity Securities
Information pertaining to purchases of Kemper common stock for the three months ended December 31, 2011 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased (1)	Share	or Programs (1)	(Dollars in Millions)
October 1 - October 31, 2011	—	N/A	—	$278.3
November 1 - November 30, 2011	—	N/A	—	$278.3
December 1 - December 31, 2011	203,545	$27.67	203,545	$272.7
(1) On February 2, 2011, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock. The repurchase program does not have an expiration date.
The preceding table does not include shares withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under Kemper’s long-term equity-based compensation plans or shares withheld to satisfy tax withholding obligations on the vesting of restricted stock awards under Kemper’s long-term equity-based compensation plans. There were 921 shares withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under Kemper’s long-term equity-based compensation plans during the quarter ended December 31, 2011. No restricted stock awards vested under Kemper’s long-term equity-based compensation plans during the quarter ended December 31, 2011.
Kemper Common Stock Performance Graph
The following graph assumes $100 invested on December 31, 2006 in (i) Kemper common stock, (ii) the S&P MidCap 400 Index and (iii) the S&P Composite 1500 Insurance Index, in each case with dividends reinvested. Kemper is a constituent of each of these two indices.
The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Kemper common stock.

Company / Index	2006	2007	2008	2009	2010	2011
Kemper Corporation	$100.00	$99.57	$35.44	$52.88	$60.99	$75.12
S&P MidCap 400 Index	100.00	107.98	68.86	94.60	119.80	117.72
S&P Composite 1500 Insurance Index	100.00	93.25	43.60	48.31	56.05	52.18

Item 6.     Selected Financial Data.
Selected financial information as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 is presented below.

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2011	2010	2009	2008	2007
FOR THE YEAR
Earned Premiums	$2,173.6	$2,289.4	$2,455.5	$2,376.6	$2,286.9
Net Investment Income	298.0	325.7	319.9	208.5	284.9
Other Income	1.0	1.3	2.5	4.1	3.5
Net Realized Gains on Sales of Investments	33.7	42.6	24.6	59.2	95.5
Net Impairment Losses Recognized in Earnings	(11.3)	(16.5)	(50.4)	(152.9)	(33.0)
Total Revenues	$2,495.0	$2,642.5	$2,752.1	$2,495.5	$2,637.8
Income (Loss) from Continuing Operations	$70.9	$169.1	$167.5	$(15.7)	$216.9
Income (Loss) from Discontinued Operations	12.8	15.5	(2.8)	(13.9)	(11.5)
Net Income (Loss)	$83.7	$184.6	$164.7	$(29.6)	$205.4
Per Unrestricted Share:
Income (Loss) from Continuing Operations	$1.17	$2.73	$2.69	$(0.25)	$3.30
Income (Loss) from Discontinued Operations	0.21	0.25	(0.05)	(0.22)	(0.17)
Net Income (Loss)	$1.38	$2.98	$2.64	$(0.47)	$3.13
Per Unrestricted Share Assuming Dilution:
Income (Loss) from Continuing Operations	$1.17	$2.73	$2.69	$(0.25)	$3.28
Income (Loss) from Discontinued Operations	0.21	0.25	(0.05)	(0.22)	(0.17)
Net Income (Loss)	$1.38	$2.98	$2.64	$(0.47)	$3.11
Dividends Paid to Shareholders (per share)	$0.96	$0.88	$1.07	$1.88	$1.82
AT YEAR END
Total Assets	$8,085.9	$8,358.5	$8,573.5	$8,818.8	$9,394.4
Insurance Reserves	$4,131.8	$4,182.4	$4,239.3	$4,241.3	$3,855.9
Unearned Premiums	666.2	678.6	724.9	733.5	722.2
Certificates of Deposits	—	321.4	682.4	1,110.8	1,274.3
Notes Payable	610.6	609.8	561.4	560.8	560.1
All Other Liabilities	461.2	452.9	447.9	523.8	690.9
Total Liabilities	5,869.8	6,245.1	6,655.9	7,170.2	7,103.4
Shareholders’ Equity	2,216.1	2,113.4	1,917.6	1,648.6	2,291.0
Total Liabilities and Shareholders’ Equity	$8,085.9	$8,358.5	$8,573.5	$8,818.8	$9,394.4
Book Value Per Share	$36.78	$34.61	$30.75	$26.46	$35.65

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Index to
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF RESULTS
Net Income was $83.7 million ($1.38 per unrestricted common share) for the year ended December 31, 2011, compared to $184.6 million ($2.98 per unrestricted common share) for the year ended December 31, 2010. Income from Continuing Operations was $70.9 million ($1.17 per unrestricted common share) in 2011, compared to $169.1 million ($2.73 per unrestricted common share) in 2010.
Catastrophe losses and LAE from continuing operations (excluding loss and LAE reserve development from prior accident years) were $163.8 million before tax for the year ended December 31, 2011, compared to $79.3 million for 2010, an increase of $84.5 million. Preferred contributed $74.1 million to the increase in catastrophe losses and LAE before tax, with the Direct and Life Health Insurance segments contributing $4.9 million and $4.6 million, respectively, to the increase. The Company reported Income from Discontinued Operations of $12.8 million and $15.5 million for the years ended December 31, 2011 and 2010, respectively.
A reconciliation of Total Segment Net Operating Income to Net Income for the years ended December 31, 2011, 2010 and 2009 is presented below:

DOLLARS IN MILLIONS	2011	2010	2011 Increase (Decrease)	2009	2010 Increase (Decrease)
Segment Net Operating Income (Loss):
Preferred	$(16.6)	$50.6	$(67.2)	$63.7	$(13.1)
Specialty	18.3	20.2	(1.9)	23.5	(3.3)
Direct	(27.1)	(1.1)	(26.0)	(5.3)	4.2
Life and Health Insurance	108.5	94.9	13.6	112.1	(17.2)
Total Segment Net Operating Income	83.1	164.6	(81.5)	194.0	(29.4)
Unallocated Net Operating Loss	(26.8)	(12.7)	(14.1)	(9.7)	(3.0)
Consolidated Net Operating Income	56.3	151.9	(95.6)	184.3	(32.4)
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	21.9	27.9	(6.0)	16.0	11.9
Net Impairment Losses Recognized in Earnings	(7.3)	(10.7)	3.4	(32.8)	22.1
Income from Continuing Operations	70.9	169.1	(98.2)	167.5	1.6
Income (Loss) from Discontinued Operations	12.8	15.5	(2.7)	(2.8)	18.3
Net Income	$83.7	$184.6	$(100.9)	$164.7	$19.9
Earned Premiums were $2,173.6 million in 2011, compared to $2,289.4 million in 2010, a decrease of $115.8 million. Earned Premiums decreased by $59.7 million, $29.7 million and $28.2 million in the Direct, Specialty and Preferred segments, respectively.
Net Investment Income decreased by $27.7 million in 2011 due primarily to $39.2 million of lower net investment income from Equity Method Limited Liability Investments, partially offset by $9.2 million of higher dividends from Investments in Equity Securities and $2.8 million of higher interest from Investments in Fixed Maturities.
Net Realized Gains on Sales of Investments, reported in the Consolidated Statement of Income, were $33.7 million in 2011, compared to $42.6 million in 2010. Net Impairment Losses Recognized in Earnings for the years ended December 31, 2011 and 2010 were $11.3 million and $16.5 million, respectively. The Company cannot predict when or if similar investment gains or losses may occur in the future. Other Comprehensive Investment Gains, which are not reported in the Consolidated Statement of Income, but rather are reported in the Consolidated Statement of Comprehensive Income, were $201.6 million in 2011, compared to $179.4 million in 2010. The net comprehensive investment gain for the year ended December 31, 2011 was largely due to lower overall interest rates, partially offset by a decrease in the fair value of equity securities. The net comprehensive investment gain for the year ended December 31, 2010 was largely due to lower overall interest rates and an appreciation in the fair value of equity securities.
CATASTROPHES
The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in certain regions and reinsurance. To limit its exposures to catastrophic events, the Company maintains various primary catastrophe reinsurance programs for its property

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CATASTROPHES (Continued)
and casualty insurance businesses. Coverage for each primary catastrophe reinsurance program is provided in various layers (see Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for further discussion of these programs). In addition to these programs, the Preferred segment purchases reinsurance for catastrophe losses in North Carolina at retentions lower than the Company’s primary catastrophe reinsurance programs (“the Preferred NC Program”). The Company purchases reinsurance from the FHCF for hurricane losses in Florida at retentions lower than the Company’s primary catastrophe reinsurance programs.
Catastrophe reinsurance premiums for the Company’s primary reinsurance programs, the Preferred NC Program and the FHCF reduced earned premiums for the years ended December 31, 2011, 2010 and 2009 by the following:

DOLLARS IN MILLIONS	2011	2010	2009
Preferred	$20.0	$21.9	$22.4
Specialty	0.1	0.3	0.3
Direct	0.8	0.8	1.5
Life and Health Insurance	2.3	3.6	4.3
Total Ceded Catastrophe Reinsurance Premiums	$23.2	$26.6	$28.5
Ceded Catastrophe Reinsurance Premiums for the Life and Health Insurance segment for the year ended December 31, 2011 in the preceding table includes a reduction of $0.2 million in the Company’s estimate for reinsurance reinstatement premiums for certain hurricanes that occurred in prior years. Ceded Catastrophe Reinsurance Premiums for the Life and Health Insurance segment in the preceding table includes reinsurance reinstatement premiums of $0.6 million and $0.7 million for the years ended December 31, 2010 and 2009 to reinstate coverage following certain hurricanes.
Catastrophe losses and LAE (excluding loss and LAE reserve development from prior accident years) from continuing operations were $163.8 million, $79.3 million and $61.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Catastrophe losses and LAE (excluding loss and LAE reserve development) by business segment for the years ended December 31, 2011, 2010 and 2009 are presented below:

DOLLARS IN MILLIONS	2011	2010	2009
Preferred	$144.2	$70.1	$47.6
Specialty	3.8	2.9	4.1
Direct	6.7	1.8	3.2
Life and Health Insurance	9.1	4.5	6.7
Total Catastrophe Losses and LAE	$163.8	$79.3	$61.6
Total Catastrophe loss and LAE reserves, net of reinsurance recoverables, developed favorably by $6.4 million, $1.2 million and $18.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Preferred segment reported favorable catastrophe reserve development of $5.5 million, $4.9 million and $18.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Life and Health Insurance segment reported favorable catastrophe reserve development of $1.5 million and $0.1 million for the years ended December 31, 2011 and 2009, respectively, and adverse catastrophe reserve development of $3.4 million for the year ended December 31, 2010.
In the second quarter of 2011, the United States experienced a high volume of spring storms, including a record level of tornadoes in April. These storms contributed significantly to the increase in the Company’s catastrophe losses and LAE in 2011, compared to 2010. In the third quarter of 2011, the Company also incurred claims related to Hurricane Irene. Catastrophe losses and LAE for the year ended December 31, 2011 includes $22.1 million related to Hurricane Irene, of which $21.2 million is included in the Preferred segment. No major hurricanes that significantly impacted the Company made landfall in the United States during 2010.
For the year ended December 31, 2010, compared to 2009, the Preferred segment experienced a higher severity of catastrophe losses, excluding development, due in part to a catastrophe loss of $12.9 million resulting from damage caused by hail in the state of Arizona in the fourth quarter of 2010. No major hurricanes that significantly impacted the Company made landfall in the United States during 2010 or 2009.
Insurance Expenses for the year ended December 31, 2009 includes a reduction of expense of $2.8 million due to a decrease in the Company’s estimate of its share of assessments from the Texas Windstorm Insurance Association (“TWIA”).

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Loss and LAE Reserve Development
Increases (decreases) in the Company’s property and casualty loss and LAE reserves for the years ended December 31, 2011, 2010 and 2009 to recognize adverse (favorable) loss and LAE reserve development from prior accident years, hereinafter also referred to as “reserve development” in the discussion of segment results, is presented below:

DOLLARS IN MILLIONS	2011	2010	2009
Preferred:
Non-catastrophe	$(13.6)	$(18.9)	$(42.2)
Catastrophe	(5.5)	(4.9)	(18.3)
Total	(19.1)	(23.8)	(60.5)
Specialty:
Non-catastrophe	(9.5)	4.0	(8.0)
Catastrophe	0.1	0.1	0.1
Total	(9.4)	4.1	(7.9)
Direct:
Non-catastrophe	(4.4)	(7.0)	(12.3)
Catastrophe	0.5	0.2	0.2
Total	(3.9)	(6.8)	(12.1)
Life and Health Insurance:
Non-catastrophe	(1.1)	1.1	2.7
Catastrophe	(1.5)	3.4	(0.1)
Total	(2.6)	4.5	2.6
Decrease in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	(28.6)	(20.8)	(59.8)
Catastrophe	(6.4)	(1.2)	(18.1)
Decrease in Total Loss and LAE Reserve Related to Prior Years	$(35.0)	$(22.0)	$(77.9)
See MD&A, “Critical Accounting Estimates,” of this 2011 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
NON-GAAP FINANCIAL MEASURES
Underlying Combined Ratio
The following discussions for the Preferred, Specialty and Direct segments use the non-GAAP financial measures of (i) Underlying Losses and LAE and (ii) Underlying Combined Ratio. Underlying Losses and LAE (also referred to in the discussion as “Current Year Non-catastrophe Losses and LAE”) exclude the impact of catastrophe losses, and loss and LAE reserve development from the Company’s Incurred Losses and LAE, which is the most directly comparable GAAP financial measure. The Underlying Combined Ratio is computed by adding the Current Year Non-catastrophe Losses and LAE Ratio with the Incurred Expense Ratio. The most directly comparable GAAP financial measure is the combined ratio, which uses total incurred losses and LAE, including the impact of catastrophe losses, and loss and LAE reserve development. The Company believes Underlying Losses and LAE and the Underlying Combined Ratio is useful to investors and is used by management to reveal the trends in the Company’s Property and Casualty insurance businesses that may be obscured by catastrophe losses and prior year reserve development. These catastrophe losses may cause the Company’s loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude, and can have a significant impact on incurred losses and LAE and the combined ratio. Prior year reserve developments are caused by unexpected loss development on historical reserves. Because reserve development relates to the re-estimation of losses from earlier periods, it has no bearing on the performance of the Company’s insurance products in the current period. The Company believes it is useful for investors to evaluate these components separately and in the aggregate when reviewing the Company’s underwriting performance.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

NON-GAAP FINANCIAL MEASURES (Continued)
Consolidated Net Operating Income
Consolidated Net Operating Income is an after-tax, non-GAAP measure and is computed by excluding from Income from Continuing Operations the after-tax impact of 1) Net Realized Gains on Sales of Investments, 2) Net Impairment Losses Recognized in Earnings related to investments and 3) other significant non-recurring or infrequent items that may not be indicative of ongoing operations. Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations.
The Company believes that Consolidated Net Operating Income provides investors with a valuable measure of its ongoing performance because it reveals underlying operational performance trends that otherwise might be less apparent if the items were not excluded. Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings related to investments included in the Company’s results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the Company’s investments, the timing of which is unrelated to the insurance underwriting process. Significant non-recurring items are excluded because, by their nature, they are not indicative of the Company’s business or economic trends.
These non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall underwriting profitability of our business.
A reconciliation of Consolidated Net Operating Income to Income from Continuing Operations for the years ended December 31, 2011, 2010 and 2009 is presented below:

DOLLARS IN MILLIONS	2011	2010	2009
Consolidated Net Operating Income	$56.3	$151.9	$184.3
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	21.9	27.9	16.0
Net Impairment Losses Recognized in Earnings	(7.3)	(10.7)	(32.8)
Income from Continuing Operations	$70.9	$169.1	$167.5
There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Income for the years ended December 31, 2011, 2010 and 2009.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED
Selected financial information for the Preferred segment follows:

DOLLARS IN MILLIONS	2011	2010	2009
Net Premiums Written	$868.8	$872.2	$918.3
Earned Premiums:
Automobile	$510.9	$544.7	$584.6
Homeowners	294.9	290.0	294.0
Other Personal	54.0	53.3	53.2
Total Earned Premiums	859.8	888.0	931.8
Net Investment Income	49.6	52.8	42.1
Other Income	0.3	0.4	0.4
Total Revenues	909.7	941.2	974.3
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	584.6	587.3	640.7
Catastrophe Losses and LAE	144.2	70.1	47.6
Prior Years:
Non-catastrophe Losses and LAE	(13.6)	(18.9)	(42.2)
Catastrophe Losses and LAE	(5.5)	(4.9)	(18.3)
Total Incurred Losses and LAE	709.7	633.6	627.8
Insurance Expenses	239.4	243.7	260.3
Operating Profit (Loss)	(39.4)	63.9	86.2
Income Tax Benefit (Expense)	22.8	(13.3)	(22.5)
Segment Net Operating Income (Loss)	$(16.6)	$50.6	$63.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	67.9%	66.2%	68.8%
Current Year Catastrophe Losses and LAE Ratio	16.8	7.9	5.1
Prior Years Non-catastrophe Losses and LAE Ratio	(1.6)	(2.1)	(4.5)
Prior Years Catastrophe Losses and LAE Ratio	(0.6)	(0.6)	(2.0)
Total Incurred Loss and LAE Ratio	82.5	71.4	67.4
Incurred Expense Ratio	27.8	27.4	27.9
Combined Ratio	110.3%	98.8%	95.3%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	67.9%	66.2%	68.8%
Incurred Expense Ratio	27.8	27.4	27.9
Underlying Combined Ratio	95.7%	93.6%	96.7%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	95.7%	93.6%	96.7%
Current Year Catastrophe Losses and LAE Ratio	16.8	7.9	5.1
Prior Years Non-catastrophe Losses and LAE Ratio	(1.6)	(2.1)	(4.5)
Prior Years Catastrophe Losses and LAE Ratio	(0.6)	(0.6)	(2.0)
Combined Ratio as Reported	110.3%	98.8%	95.3%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED (Continued)
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2011	Dec 31, 2010
Insurance Reserves:
Automobile	$274.7	$286.2
Homeowners	106.2	97.6
Other Personal	35.3	36.7
Insurance Reserves	$416.2	$420.5

Insurance Reserves:
Loss Reserves:
Case	$259.0	$261.5
Incurred but Not Reported	92.9	88.0
Total Loss Reserves	351.9	349.5
LAE Reserves	64.3	71.0
Insurance Reserves	$416.2	$420.5
2011 Compared with 2010
Earned Premiums in the Preferred segment decreased by $28.2 million for the year ended December 31, 2011 compared to 2010, due to lower volume, partially offset by higher average premium rates. Volume decreased due, in part, to Preferred’s decision to maintain its underwriting discipline and increase premium rates while facing increased competition in a soft personal lines insurance market. Also contributing to the decrease in volume was Preferred’s ongoing strategy to reduce its mix of non-package and non-target market business. Earned premiums from package policies (a package policy provides both automobile and homeowners insurance coverages in a single policy) comprised 55% of earned premiums in the Preferred segment in 2011, compared to 52% in 2010. Earned premiums on automobile insurance decreased by $33.8 million for the year ended December 31, 2011, compared to 2010, due to lower volume, and, to a lesser extent, lower average premium rates. The weighted-average number of automobile insurance policies in force decreased by 7.2% for the year ended December 31, 2011, compared to 2010. Earned premiums on homeowners insurance increased by $4.9 million for the year ended December 31, 2011, compared to 2010, due primarily to higher average premium rates, partially offset by lower volume. The weighted-average number of homeowners insurance policies in force decreased by 2.5% for the year ended December 31, 2011, compared to 2010. Earned premiums on other personal insurance increased by $0.7 million for the year ended December 31, 2011, compared to 2010, due primarily to higher average premium rates, partially offset by lower volume.
Net Investment Income in the Preferred segment decreased by $3.2 million for the year ended December 31, 2011, compared to 2010, due primarily to lower net investment income from Equity Method Limited Liability Investments, partially offset by higher dividends on equity securities. The Preferred segment reported net investment income from Equity Method Limited Liability Investments of $8.0 million for the year ended December 31, 2011, compared to $15.5 million for 2010.
Operating results in the Preferred segment decreased by $103.3 million before taxes for the year ended December 31, 2011, compared to 2010, due primarily to higher incurred catastrophe losses and LAE (excluding development), higher homeowners insurance underlying losses and LAE as a percentage of earned premiums, the impact of lower favorable loss and LAE reserve development (including catastrophe development), higher insurance expenses as a percentage of earned premiums and lower net investment income. Underlying incurred losses and LAE exclude the impact of catastrophes, and loss and LAE reserve development.
Catastrophe losses and LAE (excluding development) were $144.2 million for the year ended December 31, 2011, compared to $70.1 million for 2010, an increase of $74.1 million. Favorable loss and LAE reserve development (including catastrophe development) was $19.1 million for the year ended December 31, 2011, compared to $23.8 million for 2010. Underlying losses and LAE as a percentage of earned premiums were 67.9% for the year ended December 31, 2011, compared to 66.2% for 2010.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED (Continued)
Automobile insurance incurred losses and LAE were $389.5 million for the year ended December 31, 2011, compared to $399.1 million for 2010. Automobile insurance incurred losses and LAE decreased by $9.6 million due primarily to lower claim volume resulting principally from fewer automobile insurance policies in force and lower underlying losses and LAE as a percentage of automobile insurance earned premiums, partially offset by higher incurred catastrophe losses and LAE (excluding development) and the impact of lower favorable loss and LAE reserve development (excluding catastrophe development). Underlying losses and LAE as a percentage of automobile insurance earned premiums were 73.8% for the year ended December 31, 2011, compared to 74.1% for the same period in 2010. Underlying losses and LAE as a percentage of automobile insurance earned premiums decreased due primarily to lower average frequency of losses. Catastrophe losses and LAE (excluding development) were $14.1 million for the year ended December 31, 2011, compared to $7.2 million in 2010. Favorable Loss and LAE reserve development (excluding catastrophe development) was $1.3 million for the year ended December 31, 2011, compared to favorable development of $11.6 million for the same period in 2010.
Homeowners insurance incurred losses and LAE were $293.5 million for the year ended December 31, 2011, compared to $210.0 million for 2010. Homeowners insurance incurred losses and LAE increased by $83.5 million for the year ended December 31, 2011, compared to 2010, due primarily to higher catastrophe losses and LAE (excluding development) and higher underlying losses and LAE, partially offset by the impact of higher favorable loss and LAE reserve development (excluding catastrophe development). Catastrophe losses and LAE (excluding development) on homeowners insurance were $124.5 million for the year ended December 31, 2011, compared to $61.4 million in 2010. The catastrophe losses and LAE in 2011 included losses from Hurricane Irene and several severe tornadoes and other storms throughout the United States. Underlying losses and LAE were $181.7 million for the year ended December 31, 2011, compared to $156.9 million for the same period in 2010. Underlying losses and LAE increased due primarily to higher average estimated frequency and severity of losses. Favorable loss and LAE reserve development (excluding catastrophe development) was $7.1 million for the year ended December 31, 2011, compared to $3.6 million for the same period in 2010.
Other personal insurance incurred losses and LAE were $26.7 million for the year ended December 31, 2011, compared to $24.5 million for 2010. Other personal insurance incurred losses and LAE increased by $2.2 million due primarily to higher catastrophe losses and LAE (excluding development), partially offset by the impact of higher favorable loss and LAE reserve development (excluding catastrophe development). Catastrophe losses and LAE (excluding development) on other personal insurance were $5.6 million for the year ended December 31, 2011, compared to $1.5 million for the same period in 2010. Favorable loss and LAE reserve development (excluding catastrophe development) was $5.2 million for the year ended December 31, 2011, compared to $3.7 million for the same period in 2010.
Insurance Expenses decreased by $4.3 million for the year ended December 31, 2011, compared to 2010, due primarily to lower acquisition expenses, partially offset by higher underwriting expenses, largely due to information technology expenses related to several new systems initiatives.
The Preferred segment reported Segment Net Operating Loss of $16.6 million for the year ended December 31, 2011, compared to Segment Net Operating Income of $50.6 million for the same period in 2010. The Preferred segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $25.0 million for the year ended December 31, 2011, compared to $24.7 million for the same period in 2010.
2010 Compared with 2009
Earned Premiums in the Preferred segment decreased by $43.8 million for the year ended December 31, 2010, compared to 2009, due primarily to lower volume, partially offset by higher average premium rates. Volume decreased due, in part, to Preferred’s decision to maintain its underwriting discipline and increase premium rates while facing increased competition in a soft personal lines insurance market, as well as planned decreases related to certain initiatives implemented in 2009 to improve profitability and the return on required capital. Earned premiums on automobile insurance decreased by $39.9 million for the year ended December 31, 2010, compared to 2009, due to lower volume, partially offset by higher average premium rates. The weighted-average number of automobile insurance policies in force decreased by approximately 9% for the year ended December 31, 2010, compared to 2009. Earned premiums on homeowners insurance decreased by $4.0 million for the year ended December 31, 2010, compared to 2009, due primarily to lower volume, partially offset by higher average premium rates. The weighted-average number of homeowners insurance policies in force decreased by approximately 6% for the year ended December 31, 2010, compared to 2009. Earned premiums on other personal insurance increased by $0.1 million for the year ended December 31, 2010, compared to 2009, due primarily to higher average premium rates, partially offset by lower volume.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

PREFERRED (Continued)
Net Investment Income in the Preferred segment increased by $10.7 million for the year ended December 31, 2010, compared to 2009, due primarily to higher net investment income from Equity Method Limited Liability Investments. The Preferred segment reported net investment income of $15.5 million from Equity Method Limited Liability Investments for the year ended December 31, 2010, compared to $7.0 million for 2009.
Operating Profit in the Preferred segment decreased by $22.3 million for the year ended December 31, 2010, compared to 2009, due primarily to the impact of lower favorable loss and LAE reserve development and higher incurred catastrophe losses and LAE (excluding development), partially offset by lower underlying losses and LAE as a percentage of earned premiums, higher net investment income and lower insurance expenses as a percentage of earned premiums. Favorable loss and LAE reserve development was $23.8 million for the year ended December 31, 2010, compared to $60.5 million for 2009. Catastrophe losses and LAE were $70.1 million (excluding favorable development of $4.9 million), compared to $47.6 million (excluding favorable development of $18.3 million) for 2009. Underlying losses and LAE as a percentage of earned premiums were 66.2% for the year ended December 31, 2010, compared to 68.8% for 2009.
Automobile insurance incurred losses and LAE were $399.1 million for the year ended December 31, 2010, compared to $409.6 million for 2009. Automobile insurance incurred losses and LAE decreased by $10.5 million due primarily to lower claim volume resulting principally from fewer automobile insurance policies in force, partially offset by the impact of lower favorable loss and LAE reserve development. Favorable loss and LAE reserve development was $11.8 million for the year ended December 31, 2010, compared to $32.5 million for 2009. Underlying losses and LAE as a percentage of earned premiums on automobile insurance were 74.1% for the year ended December 31, 2010, compared to 74.5% for 2009.
Homeowners insurance incurred losses and LAE were $210.0 million for the year ended December 31, 2010, compared to $188.8 million for 2009. Homeowners insurance incurred losses and LAE increased by $21.2 million for the year ended December 31, 2010, compared to 2009, due primarily to higher catastrophe losses and LAE (excluding development) and the impact of lower favorable loss and LAE reserve development, partially offset by lower underlying losses and LAE. Catastrophe losses and LAE (excluding development) on homeowners insurance were $61.4 million for the year ended December 31, 2010, compared to $38.8 million for 2009. Favorable loss and LAE reserve development was $8.3 million for the year ended December 31, 2010, compared to favorable development of $25.9 million for 2009. Underlying losses and LAE decreased by $19.0 million due primarily to lower average, estimated frequency and severity of losses. Underlying losses and LAE as a percentage of earned premiums on homeowners insurance were 54.1% for the year ended December 31, 2010, compared to 59.8% for 2009.
Other personal insurance incurred losses and LAE were $24.5 million for the year ended December 31, 2010, compared to $29.4 million for 2009. Other personal insurance incurred losses and LAE decreased by $4.9 million due primarily to lower levels of underlying losses and LAE and the impact of higher favorable loss and LAE reserve development. Underlying losses and LAE decreased by $2.7 million due to lower average, estimated severity of umbrella liability insurance losses. Favorable loss and LAE reserve development was $3.7 million for the year ended December 31, 2010, compared to favorable development of $2.1 million for 2009.
Insurance Expenses decreased by $16.6 million for the year ended December 31, 2010, compared to 2009. Insurance Expenses for the year ended December 31, 2009 included a reduction in expense of $2.8 million due to a change in the Preferred segment’s estimated TWIA assessment for Hurricane Ike. Insurance Expenses for the year ended December 31, 2009 included a charge of $3.3 million to write off the Preferred segment’s equity in the North Carolina Beach Plan (the “NC Beach Plan”) underwriting pool due to a change in the law enacted in the third quarter of 2009. Excluding the impact of the TWIA assessment and NC Beach Plan write-off, Insurance Expenses decreased $16.1 million due primarily to lower acquisition expenses, largely due to lower earned premiums, and the favorable impact of expense savings initiatives begun in 2009.
The Preferred segment reported Segment Net Operating Income of $50.6 million for the year ended December 31, 2010, compared to Segment Net Operating Income of $63.7 million for the same period in 2009. The Preferred segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $24.7 million for the year ended December 31, 2010, compared to $23.4 million for 2009.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY
Selected financial information for the Specialty segment follows:

DOLLARS IN MILLIONS	2011	2010	2009
Net Premiums Written	$438.2	$457.2	$512.3
Earned Premiums:
Personal Automobile	$405.2	$431.3	$471.5
Commercial Automobile	40.0	43.6	56.0
Total Earned Premiums	445.2	474.9	527.5
Net Investment Income	21.1	24.8	20.8
Other Income	0.5	0.6	0.4
Total Revenues	466.8	500.3	548.7
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	358.4	376.0	422.6
Catastrophe Losses and LAE	3.8	2.9	4.1
Prior Years:
Non-catastrophe Losses and LAE	(9.5)	4.0	(8.0)
Catastrophe Losses and LAE	0.1	0.1	0.1
Total Incurred Losses and LAE	352.8	383.0	418.8
Insurance Expenses	91.5	92.7	99.4
Operating Profit	22.5	24.6	30.5
Income Tax Expense	(4.2)	(4.4)	(7.0)
Segment Net Operating Income	$18.3	$20.2	$23.5

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	80.4%	79.2%	80.1%
Current Year Catastrophe Losses and LAE Ratio	0.9	0.6	0.8
Prior Years Non-catastrophe Losses and LAE Ratio	(2.1)	0.8	(1.5)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	79.2	80.6	79.4
Incurred Expense Ratio	20.6	19.5	18.8
Combined Ratio	99.8%	100.1%	98.2%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	80.4%	79.2%	80.1%
Incurred Expense Ratio	20.6	19.5	18.8
Underlying Combined Ratio	101.0%	98.7%	98.9%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	101.0%	98.7%	98.9%
Current Year Catastrophe Losses and LAE Ratio	0.9	0.6	0.8
Prior Years Non-catastrophe Losses and LAE Ratio	(2.1)	0.8	(1.5)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Combined Ratio as Reported	99.8%	100.1%	98.2%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY (Continued)
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2011	Dec 31, 2010
Insurance Reserves:
Personal Automobile	$166.6	$181.9
Commercial Automobile	51.5	61.7
Other	7.8	7.2
Insurance Reserves	$225.9	$250.8

Insurance Reserves:
Loss Reserves:
Case	$135.1	$151.9
Incurred but Not Reported	47.7	63.4
Total Loss Reserves	182.8	215.3
LAE Reserves	43.1	35.5
Insurance Reserves	$225.9	$250.8
2011 Compared with 2010
Earned Premiums in the Specialty segment decreased by $29.7 million for the year ended December 31, 2011, compared to 2010, due to lower earned premiums for both personal and commercial automobile insurance. Personal automobile insurance earned premiums decreased by $26.1 million for the year ended December 31, 2011, compared to 2010, due primarily to lower volume and, to a lesser extent, lower average earned premium per policy. Throughout 2010 and 2011, Specialty’s personal automobile insurance policies in force decreased due to economic conditions, increased competition and higher premium rates, particularly in California. Personal automobile insurance policies in force were approximately 302,000 at December 31, 2011, compared to 329,000 at the beginning of 2011 and approximately 351,000 at the beginning of 2010. Specialty expects that personal automobile insurance policies in force will be marginally down in 2012. Commercial automobile insurance earned premiums decreased by $3.6 million for the year ended December 31, 2011, compared to 2010, due primarily to lower volume. Commercial automobile insurance volume has decreased due primarily to a smaller renewal book of business, partially offset by higher retention rates and increased new business production. In the fourth quarter of 2011, Specialty reorganized the product management and sales structure to better align management with the current product mix and improve focus for all sales initiatives.
Net Investment Income in the Specialty segment decreased by $3.7 million for the year ended December 31, 2011, compared to 2010, due primarily to lower net investment income from Equity Method Limited Liability Investments. The Specialty segment reported net investment income of $3.5 million from Equity Method Limited Liability Investments for the year ended December 31, 2011, compared to $7.3 million for 2010.
Operating Profit in the Specialty segment decreased by $2.1 million for the year ended December 31, 2011, compared to 2010, due primarily to lower operating profit in personal automobile insurance, offset by higher operating profit in commercial automobile insurance and other insurance.
Personal automobile insurance operating profit decreased by $6.9 million for the year ended December 31, 2011, compared to 2010, due primarily to higher underlying incurred losses and LAE as a percentage of personal automobile insurance earned premiums, higher insurance expenses as a percentage of personal automobile insurance earned premiums and lower net investment income, partially offset by the favorable effects of loss and LAE reserve development. Underlying incurred losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Underlying incurred losses and LAE as a percentage of personal automobile insurance earned premiums increased due primarily to higher frequency of losses and, to a lesser extent, higher severity of losses for the year ended December 31, 2011, compared to 2010. Loss and LAE reserve development on personal automobile insurance had a favorable effect of $3.6 million for the year ended December 31, 2011, compared to an adverse effect of $3.7 million in 2010. Insurance expenses as a percentage of personal automobile insurance earned premiums increased due primarily to investment in policy and billing systems.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY (Continued)
Commercial automobile insurance operating profit increased by $4.3 million for the year ended December 31, 2011, compared to 2010, due primarily to the favorable effects of loss and LAE reserve development and lower underlying incurred losses and LAE as a percentage of commercial automobile insurance earned premiums. Favorable Loss and LAE reserve development on commercial automobile insurance was $6.1 million for the year ended December 31, 2011, compared to $1.1 million in 2010. Underlying incurred losses and LAE as a percentage of commercial automobile insurance earned premiums decreased for the year ended December 31, 2011, compared to 2010, due primarily to lower severity, partially offset by higher frequency of losses.
Other insurance consists of certain reinsurance pools in run-off and other personal insurance in run-off. Other insurance operating loss was $0.1 million for the year ended December 31, 2011, compared to $0.6 million for 2010. Adverse loss and LAE reserve development on certain reinsurance pools in run-off was $0.4 million for the year ended December 31, 2011, compared to $0.7 million in 2010. Excluding development from these reinsurance pools, loss and LAE reserve development on other personal insurance had an adverse effect of $0.9 million for the year ended December 31, 2010 and was almost entirely related to two liability claims, one from 2003 and the other from 2005. Insurance expenses for the year ended December 31, 2010 included a reduction of expense of $0.8 million related to a change in estimate for uncollectible reinsurance.
Segment Net Operating Income in the Specialty segment was $18.3 million for the year ended December 31, 2011, compared to $20.2 million for 2010. The Specialty segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $10.5 million for the year ended December 31, 2011, compared to $11.5 million in 2010.
2010 Compared with 2009
Earned Premiums in the Specialty segment decreased by $52.6 million for the year ended December 31, 2010, compared to 2009, due to lower earned premiums for both personal and commercial automobile insurance. Personal automobile insurance earned premiums decreased by $40.2 million for the year ended December 31, 2010, compared to 2009, due to lower volume, slightly offset by higher average premium rates. Economic conditions, increased competition and higher premium rates, particularly in California, all contributed to a decline in the number of personal automobile insurance policies in force in the Specialty segment. There were approximately 360,000 personal automobile insurance policies in force at the beginning of 2009, rising to a peak of approximately 380,000 policies at the end of the first quarter of 2009. Policies in force declined to approximately 351,000 policies at December 31, 2009 and then further declined to approximately 329,000 policies at the end of 2010. Commercial automobile insurance earned premiums decreased by $12.4 million for the year ended December 31, 2010, compared to 2009, due to lower volume and, to a lesser extent, lower average earned premium per policy. Commercial automobile insurance volume declined due, in part, to increased competition and a contraction of the commercial automobile insurance market resulting from the continued effects of the economy. Average earned premium per policy on commercial automobile insurance declined due, in part, to the continued shift in the mix of Specialty’s commercial automobile insurance business towards light commercial vehicle insurance products, which carry a lower premium rate per policy than other classes of commercial vehicles.
Net Investment Income in the Specialty segment increased by $4.0 million for the year ended December 31, 2010, compared to 2009, due primarily to higher net investment income from Equity Method Limited Liability Investments. The Specialty segment reported net investment income of $7.3 million from Equity Method Limited Liability Investments for the year ended December 31, 2010, compared to $3.5 million for 2009.
Operating Profit in the Specialty segment decreased by $5.9 million for the year ended December 31, 2010, compared to 2009, due to lower operating profit in commercial automobile insurance and other insurance, partially offset by higher operating profit in personal automobile insurance.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SPECIALTY (Continued)
Personal automobile insurance operating profit increased by $3.4 million for the year ended December 31, 2010, compared to 2009, due primarily to higher net investment income and lower underlying losses and LAE as a percentage of personal automobile insurance earned premiums, partially offset by the impact of adverse loss and LAE reserve development and higher insurance expenses as a percentage of personal automobile insurance earned premiums. Net investment income allocated to personal automobile insurance increased by $4.0 million for the year ended December 31, 2010, compared to 2009, due primarily to higher investment returns on Equity Method Limited Liability Investments. Underlying losses and LAE as a percentage of personal automobile earned premiums improved due primarily to lower frequency, partially offset by higher severity. Loss and LAE reserve development on personal automobile insurance had an adverse effect of $3.6 million for the year ended December 31, 2010, compared to a favorable effect of $2.3 million for 2009. Personal automobile insurance catastrophe losses and LAE were $3.0 million for the year ended December 31, 2010, compared to $4.2 million for 2009. Insurance expenses as a percentage of personal automobile insurance earned premiums increased due primarily to increased investment in technology and reduced economies of scale.
Commercial automobile insurance operating profit decreased by $7.6 million for the year ended December 31, 2010, compared to 2009, due primarily to lower favorable reserve development and higher underlying losses and LAE as a percentage of commercial automobile insurance earned premiums and higher insurance expenses as a percentage of commercial automobile insurance earned premiums. Favorable loss and LAE reserve development on commercial automobile insurance was $1.1 million for the year ended December 31, 2010, compared to $5.4 million for 2009. Underlying losses and LAE as a percentage of commercial automobile insurance earned premiums increased for the year ended December 31, 2010, compared to 2009, due primarily to higher frequency, partially offset by lower severity of losses. Net investment income allocated to commercial automobile insurance was flat for the year ended December 31, 2010, compared to 2009, as lower levels of investments allocated to commercial automobile insurance were offset by higher investment returns on Equity Method Limited Liability Investments. Insurance expenses as a percentage of commercial automobile insurance earned premiums increased due primarily to increased investment in technology and reduced economies of scale.
Operating results in other insurance decreased by $1.7 million for the year ended December 31, 2010, compared to 2009, due primarily to the impact of adverse loss and LAE reserve development. Loss and LAE reserve development on certain reinsurance pools in run-off had an adverse effect of $0.7 million for the year ended December 31, 2010, compared to a favorable development of $0.2 million for 2009. Excluding development on these reinsurance pools, loss and LAE reserve development on other personal insurance had an adverse effect of $0.9 million for the year ended December 31, 2010, and was almost entirely related to two liability claims that had been previously reported, one from 2003 and the other from 2005. Loss and LAE reserve development on other personal insurance was not significant for the year ended December 31, 2009.
Segment Net Operating Income in the Specialty segment was $20.2 million for the year ended December 31, 2010, compared to $23.5 million for 2009. Specialty’s effective tax rate differs from the statutory tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $11.5 million for both the year ended December 31, 2010, and the year ended December 31, 2009.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

DIRECT
Selected financial information for the Direct segment follows:

DOLLARS IN MILLIONS	2011	2010	2009
Net Premiums Written	$209.0	$269.3	$320.3
Earned Premiums:
Automobile	$213.3	$273.5	$338.0
Homeowners	9.2	8.7	7.1
Other Personal	0.2	0.2	0.5
Total Earned Premiums	222.7	282.4	345.6
Net Investment Income	17.9	21.4	18.5
Other Income	0.1	0.1	0.9
Total Revenues	240.7	303.9	365.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	194.8	228.9	278.0
Catastrophe Losses and LAE	6.7	1.8	3.2
Prior Years:
Non-catastrophe Losses and LAE	(4.4)	(7.0)	(12.3)
Catastrophe Losses and LAE	0.5	0.2	0.2
Total Incurred Losses and LAE	197.6	223.9	269.1
Insurance Expenses	76.3	87.1	107.0
Write-off of Intangible Assets from Direct Response Acquisition	13.5	—	1.5
Operating Loss	(46.7)	(7.1)	(12.6)
Income Tax Benefit	19.6	6.0	7.3
Segment Net Operating Loss	$(27.1)	$(1.1)	$(5.3)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	87.5%	81.1%	80.5%
Current Year Catastrophe Losses and LAE Ratio	3.0	0.6	0.9
Prior Years Non-catastrophe Losses and LAE Ratio	(2.0)	(2.5)	(3.6)
Prior Years Catastrophe Losses and LAE Ratio	0.2	0.1	0.1
Total Incurred Loss and LAE Ratio	88.7	79.3	77.9
Incurred Expense Ratio, Including Write-off of Intangible Assets	40.3	30.8	31.4
Combined Ratio	129.0%	110.1%	109.3%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	87.5%	81.1%	80.5%
Incurred Expense Ratio, Including Write-off of Intangible Assets	40.3	30.8	31.4
Underlying Combined Ratio	127.8%	111.9%	111.9%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	127.8%	111.9%	111.9%
Current Year Catastrophe Losses and LAE Ratio	3.0	0.6	0.9
Prior Years Non-catastrophe Losses and LAE Ratio	(2.0)	(2.5)	(3.6)
Prior Years Catastrophe Losses and LAE Ratio	0.2	0.1	0.1
Combined Ratio as Reported	129.0%	110.1%	109.3%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

DIRECT (Continued)
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2011	Dec 31, 2010
Insurance Reserves:
Automobile	$216.5	$229.5
Homeowners	4.8	3.7
Other	2.6	2.4
Total Insurance Reserves	$223.9	$235.6

Insurance Reserves:
Loss Reserves:
Case	$140.9	$144.9
Incurred but Not Reported	54.0	56.8
Total Loss Reserves	194.9	201.7
LAE Reserves	29.0	33.9
Insurance Reserves	$223.9	$235.6
2011 Compared with 2010
Earned Premiums in the Direct segment decreased by $59.7 million for the year ended December 31, 2011, compared to 2010, due primarily to lower volume, partially offset by higher average premium rates.
The Direct segment continues to roll out a newly designed product and align its marketing program to target better response and conversion rates from customers with more favorable risk characteristics. The newly designed product includes increased pricing sophistication to improve premium rate accuracy by customer segment. Actions to improve premium rate adequacy continue for all programs in line with rate level indications. The Direct segment has implemented and continues to implement rate increases across its book of business. These actions have led to a decrease in the overall premium volume, with the number of policies in force at December 31, 2011 decreasing by approximately 20% from the level at December 31, 2010.
Along with the above mentioned actions, Direct intends to withdraw its direct automobile insurance business in the state of Michigan and terminate broker relationships comprising approximately 20% of Direct Response’s business in the state of New York. Accordingly, the Direct segment expects that earned premiums will continue to decline in the next several quarters.
Net Investment Income in the Direct segment decreased by $3.5 million for the year ended December 31, 2011, compared to 2010, due primarily to lower net investment income from Equity Method Limited Liability Investments. Net investment income from Equity Method Limited Liability Investments was $3.0 million for the year ended December 31, 2011, compared to $6.3 million for 2010.
The Direct segment reported Operating Loss of $46.7 million for the year ended December 31, 2011, compared to Operating Loss of $7.1 million for 2010. Operating results declined in the Direct segment for the year ended December 31, 2011, compared to 2010, due primarily to the partial write-off of an intangible asset acquired in the Direct Response acquisition, higher underlying losses and LAE as a percentage of earned premiums, higher insurance expenses as a percentage of earned premiums, higher incurred catastrophe losses and LAE (excluding development) and lower net investment income. Underlying losses and LAE exclude the impact of catastrophes, and loss and LAE reserve development.
Incurred Losses and LAE as a percentage of earned premiums was 88.7% for the year ended December 31, 2011, compared to 79.3% for 2010. Incurred Losses and LAE as a percentage of earned premiums increased for the year ended December 31, 2011 due primarily to higher underlying losses and LAE as a percentage of earned premiums, higher incurred catastrophe losses and LAE (excluding development) and the impact of lower favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums was 87.5% for the year ended December 31, 2011, compared to 81.1% for the same period in 2010. Underlying losses and LAE as a percentage of earned premiums increased for the year ended December 31, 2011, compared to 2010, due primarily to increased severity on automobile insurance. Catastrophe losses and LAE (excluding

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

DIRECT (continued)
development) was $6.7 million for the year ended December 31, 2011, compared to $1.8 million for 2010. Favorable loss and LAE reserve development was $3.9 million for the year ended December 31, 2011, compared to $6.8 million for 2010.
Insurance Expenses in the Direct segment were 34.3% of earned premiums for the year ended December 31, 2011, compared to 30.8% of earned premiums for 2010. Insurance Expenses as a percentage of earned premiums increased for the year ended December 31, 2011, compared to 2010, due primarily to higher amortization expense related to the acquisition of Direct Response, higher restructuring costs and higher consulting expenses.
While Direct has taken various rate actions on the Direct Response book of business over the past several years, the actions taken thus far have not improved the book of business at the rate that Direct had initially expected. Accordingly, as part of its strategic planning process, Direct has developed additional initiatives to improve the profitability of the Direct Response book of business including terminating certain unprofitable broker relationships in the state of New York and converting the book of business to Direct’s product, which has better pricing sophistication. As a result, Direct determined that the customer relationships intangible asset related to the Direct Response acquisition was impaired at December 31, 2011 and recognized a charge of $13.5 million in 2011 to write down the asset to its estimated fair value.
Direct reported a Segment Net Operating Loss of $27.1 million for the year ended December 31, 2011, compared to a Segment Net Operating Loss of $1.1 million for the same period in 2010. The Direct segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income, dividends received deductions and changes in certain recoverables that are not taxable for tax purposes. Tax-exempt investment income and dividends received deductions were $8.9 million for the year ended December 31, 2011, compared to $10.0 million for the same period in 2010.
2010 Compared with 2009
On February 13, 2009, the Company completed its acquisition of Direct Response in a cash transaction. Direct Response specializes in the sale of personal automobile insurance through direct mail and the internet through web insurance portals and its own websites, response.com and teachers.com. The results for Direct Response are included in the Direct segment from the date of acquisition. Direct Response products had earned premiums of $106.8 million for year ended December 31, 2010, compared to $115.2 million from the date of acquisition through December 31, 2009.
Earned Premiums in the Direct segment decreased by $63.2 million for the year ended December 31, 2010, compared to 2009, due primarily to lower volume.
The Direct segment has implemented rate increases across its book of business. These actions have led to a decrease in the overall premium volume, with the number of policies in force at December 31, 2010 decreasing by 19% from the level at December 31, 2009. While premium rate increases have been implemented over much of the Direct segment’s book of business, average earned premiums per policy have remained relatively flat. In the third quarter of 2010, one of Direct’s web insurance portal partners was purchased and the acquiring company ceased marketing for the portal. The number of new policies written through this portal has declined substantially. The web insurance portal partner represented 8% and 9% of Direct’s policies in force at December 31, 2010 and December 31, 2009, respectively.
Net Investment Income in the Direct segment increased by $2.9 million for the year ended December 31, 2010, compared to 2009, due primarily to higher net investment income from Equity Method Limited Liability Investments. The Direct segment reported net investment income of $6.3 million from Equity Method Limited Liability Investments for the year ended December 31, 2010, compared to $3.7 million for 2009.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

DIRECT (Continued)
Direct reported Operating Loss of $7.1 million for the year ended December 31, 2010, compared to Operating Loss of $12.6 million for 2009. Operating results improved in the Direct segment for the year ended December 31, 2010, compared to 2009, due primarily to higher Net investment income and lower insurance expenses as a percentage of earned premiums, partially offset by higher incurred losses and LAE as a percentage of earned premiums.
Incurred losses and LAE as a percentage of earned premiums were 79.3% for the year ended December 31, 2010, compared to 77.9% for 2009. Incurred losses and LAE as a percentage of earned premiums increased due primarily to higher underlying losses and LAE and the impact of lower favorable loss and LAE reserve development, partially offset by lower catastrophe losses and LAE (excluding development).
Insurance Expenses in the Direct segment were $87.1 million, or 30.8% of earned premiums, for the year ended December 31, 2010, compared to $107.0 million, or 31.0% of earned premiums, for 2009. Insurance Expenses decreased for the year ended December 31, 2010, compared to 2009, due primarily to lower restructuring costs, lower salary and benefits expenses due, in part, to certain restructuring actions taken in 2009 and lower bad debt expense, partially offset by higher amortization expense related to the acquisition of Direct Response. Restructuring costs were $0.9 million for the year ended December 31, 2010, compared to $7.2 million for 2009.
Direct reported Segment Net Operating Loss of $1.1 million for the year ended December 31, 2010, compared to Segment Net Operating Loss of $5.3 million for 2009. Direct’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $10.0 million for the year ended December 31, 2010, compared to $9.9 million for 2009.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE AND HEALTH INSURANCE
Selected financial information for the Life and Health Insurance segment follows:

DOLLARS IN MILLIONS	2011	2010	2009
Earned Premiums:
Life	$395.1	$396.7	$399.7
Accident and Health	166.3	161.9	159.2
Property	84.5	85.5	91.7
Total Earned Premiums	645.9	644.1	650.6
Net Investment Income	201.9	214.3	225.3
Other Income	0.1	0.2	0.7
Total Revenues	847.9	858.6	876.6
Policyholders’ Benefits and Incurred Losses and LAE	385.6	406.8	423.8
Insurance Expenses	294.7	283.0	284.3
Write-off of Goodwill	—	14.8	—
Operating Profit	167.6	154.0	168.5
Income Tax Expense	(59.1)	(59.1)	(56.4)
Segment Net Operating Income	$108.5	$94.9	$112.1
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2011	Dec 31, 2010
Insurance Reserves:
Future Policyholder Benefits	$3,046.8	$3,004.8
Incurred Losses and LAE Reserves:
Life	33.8	35.3
Accident and Health	22.1	23.6
Property	8.3	20.8
Total Incurred Losses and LAE Reserves	64.2	79.7
Insurance Reserves	$3,111.0	$3,084.5
2011 Compared with 2010
Earned Premiums in the Life and Health Insurance segment increased by $1.8 million for the year ended December 31, 2011, compared to 2010, due primarily to higher accident and health insurance earned premiums. Earned premiums on accident and health insurance increased by $4.4 million for the year ended December 31, 2011, compared to the same period in 2010, due primarily to higher average premium rates, partially offset by lower volume of insurance. Net Investment Income decreased by $12.4 million for the year ended December 31, 2011, compared to the same period in 2010, due primarily to lower net investment income on Equity Method Limited Liability Investments, partially offset by higher levels of investments.
Kemper believes that some of the health insurance products sold by its subsidiary, Reserve National, could be adversely impacted by some provisions of the Health Care Acts that were signed into law in the first quarter of 2010. In particular, a provision which sets minimum loss ratios for health insurance policies could adversely impact Reserve National’s business prospects. Such affected health insurance products accounted for $72.1 million, or 43%, of the Life and Health Insurance segment’s accident and health insurance earned premiums for the year ended December 31, 2011. Reserve National has been adapting its business model in response and in 2011 began transitioning its sales to other health insurance products that are not expected to be as severely impacted by the Health Care Acts. In connection with the transition, Reserve National suspended sales of such affected health insurance products at the end of 2011. The Life and Health Insurance segment expects earned premiums from these affected health insurance products to decrease by approximately 15% in 2012 due to such suspension of sales. There can be no assurance that the transition will fully offset the impact from suspending sales of the affected health insurance products.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE AND HEALTH INSURANCE (Continued)
In prior years, the Life and Health Insurance segment has taken several actions to reduce its exposure to catastrophe risks. These actions have included non-renewing dwelling policies in coastal areas and areas further inland and the halting of new sales of dwelling coverage in all markets. The non-renewals were substantially completed in the second quarter of 2009. As the remaining insurance policies providing dwelling coverage run off over the next several years, the Life and Health Insurance segment expects that its exposure to catastrophe risks will continue to decline along with the related earned premiums. Earned premiums from dwelling coverage comprised 30%, 32% and 36% of the Life and Health Insurance segment’s earned premiums on property insurance for the years ended December 31, 2011, 2010 and 2009, respectively.
Operating Profit in the Life and Health Insurance segment was $167.6 million for the year ended December 31, 2011, compared to $154.0 million for 2010. Operating Profit increased for the year ended December 31, 2011 due primarily to lower Policyholders’ Benefits and Incurred Losses and LAE and the impact of a charge to write off goodwill in 2010, partially offset by the lower net investment income and higher insurance expenses. Policyholders’ Benefits and Incurred Losses and LAE decreased by $21.2 million for the year ended December 31, 2011, compared to 2010, due primarily to lower policyholders’ benefits on life insurance, lower accident and health insurance losses as a percentage of accident and health earned premiums and the favorable impact of Loss and LAE reserve development on property insurance, partially offset by higher catastrophe losses and LAE (excluding development) on property insurance. Policyholders’ benefits on life insurance were $253.2 million for the year ended December 31, 2011, compared to $263.0 million in 2010, a decrease of $9.8 million. Policyholder benefits on life insurance decreased due primarily to reserve adjustments in 2011 associated with correcting expiry dates for certain extended term life insurance policies and better mortality experience, partially offset by higher reserve additions for persisting policies. Incurred accident and health insurance losses were $88.9 million, or 53.5% of accident and health insurance earned premiums, for the year ended December 31, 2011, compared to $95.7 million, or 59.1% of accident and health insurance earned premiums, in 2010. Incurred accident and health insurance losses as a percentage of accident and health insurance earned premiums decreased due primarily to lower frequency and severity of health claims. Incurred Losses and LAE on property insurance were $43.5 million for the year ended December 31, 2011, compared to $48.1 million in 2010. Favorable loss reserve development on property insurance was $2.6 million (including favorable development of $1.5 million on catastrophes) for the year ended December 31, 2011, compared to adverse development of $4.5 million (including adverse development of $3.4 million on catastrophes) in 2010. Catastrophe losses and LAE (excluding development) were $9.1 million for the year ended December 31, 2011, compared to $4.5 million in 2010. Insurance Expenses in the Life and Health Insurance segment increased by $11.7 million for the year ended December 31, 2011, compared to 2010, due primarily to higher commission and fringe benefit expenses, partially attributable to an increase in the number of career agents employed, and higher amortization of deferred policy acquisition costs. The Company wrote off $14.8 million of goodwill in 2010 related to Reserve National.
Segment Net Operating Income in the Life and Health Insurance segment was $108.5 million for the year ended December 31, 2011, compared to $94.9 million for the same period in 2010.
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

Kemper Corporation and Subsidiaries
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
Operating Profit in the Life and Health Insurance segment was $154.0 million for the year ended December 31, 2010, compared to $168.5 million for 2009. The Life and Health Insurance segment wrote off $14.8 million of goodwill at the Company’s health insurance subsidiary, Reserve National, in the third quarter of 2010. Excluding the write-off of goodwill, Operating Profit in the Life and Health Insurance segment increased $0.3 million for the year ended December 31, 2010, compared to 2009.
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
Based on the continuing uncertainty about the impact of the Health Care Acts on Reserve National’s operations and the increased likelihood that the minimum loss ratio provisions of the Health Care Acts would apply to some of Reserve National’s non-comprehensive health insurance coverages, the Company determined that goodwill associated with Reserve National was impaired and not recoverable at September 30, 2010 and wrote off $14.8 million of goodwill in the third quarter of 2010. See Note 5, “Goodwill,” to the Consolidated Financial Statements.
Segment Net Operating Income in the Life and Health Insurance segment was $94.9 million for the year ended December 31, 2010, compared to $112.1 million for 2009.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS
Net Investment Income
Net Investment Income for the years ended December 31, 2011, 2010 and 2009 was:

DOLLARS IN MILLIONS	2011	2010	2009
Investment Income:
Interest and Dividends on Fixed Maturities	$246.6	$243.8	$241.0
Dividends on Equity Securities	25.2	16.0	13.2
Short-term Investments	0.1	0.3	0.8
Loans to Policyholders	17.7	16.5	15.4
Real Estate	26.0	27.1	28.4
Equity Method Limited Liability Investments	9.6	48.8	47.7
Other	0.3	—	0.3
Total Investment Income	325.5	352.5	346.8
Investment Expenses:
Real Estate	25.9	25.7	26.4
Other Investment Expenses	1.6	1.1	0.5
Total Investment Expenses	27.5	26.8	26.9
Net Investment Income	$298.0	$325.7	$319.9
2011 Compared with 2010
Net Investment Income decreased by $27.7 million for the year ended December 31, 2011, compared to 2010. Investment income from Equity Method Limited Liability Investments decreased by $39.2 million for the year ended December 31, 2011, compared to 2010, due primarily to a lower total rate of return. Dividends on equity securities increased by $9.2 million for the year ended December 31, 2011, compared to 2010, due primarily to higher levels of income producing equity securities. Interest and dividends on fixed maturities and policyholder loans increased by $2.8 million and $1.2 million, respectively for the year ended December 31, 2011, compared to 2010.
2010 Compared with 2009
Net Investment Income increased by $5.8 million for the year ended December 31, 2010, compared to 2009. Interest and dividends on fixed maturities increased by $2.8 million for the year ended December 31, 2010, compared to 2009, due primarily to a higher level of fixed maturities due, in part, to the Company reinvesting a portion of its short-term investments in fixed maturities. Dividends on equity securities increased by $2.8 million for the year ended December 31, 2010, compared to 2009, due primarily to higher yields on equity securities. Investment income from Equity Method Limited Liability Investments increased by $1.1 million for the year ended December 31, 2010, compared to 2009, due primarily to a higher investment base in 2010, partially offset by a lower total rate of return. Investment income from policyholder loans increased by $1.1 million for the year ended December 31, 2010, compared to the same period in 2009, due primarily to higher levels of policyholder loans outstanding.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2011, 2010 and 2009 were:

DOLLARS IN MILLIONS	2011	2010	2009
Fixed Maturities:
Gains on Sales	$14.2	$21.5	$12.8
Losses on Sales	(0.1)	(0.1)	(2.7)
Equity Securities:
Gains on Sales	34.0	11.7	13.6
Losses on Sales	(13.5)	—	—
Investee – Intermec:
Gains on Sales	—	0.8	—
Real Estate:
Gains on Sales	0.1	8.2	—
Other Investments:
Gains on Sales	—	0.1	—
Losses on Sales	(0.1)	(0.1)	(0.1)
Trading Securities Net Gains (Losses)	(0.9)	0.5	1.0
Net Realized Gains on Sales of Investments	$33.7	$42.6	$24.6
Net Impairment Losses Recognized in Earnings
The components of Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009 were:

DOLLARS IN MILLIONS	2011	2010	2009
Fixed Maturities	$(2.2)	$(14.4)	$(41.6)
Equity Securities	(1.9)	(2.1)	(8.8)
Real Estate	(7.2)	—	—
Net Impairment Losses Recognized in Earnings	$(11.3)	$(16.5)	$(50.4)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other-than-temporary declines in fair value are reported in the Consolidated Statements of Income in the period that the declines are determined to be other than temporary. Net Impairment Losses recognized in the Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009 include other-than-temporary impairment (“OTTI”) losses of $11.3 million, $16.5 million and $50.4 million, respectively. OTTI losses recognized in the Consolidated Statement of Income for the year ended December 31, 2011 included pre-tax losses of $7.2 million to write down real estate investments. OTTI losses recognized in the Consolidated Statement of Income for the year ended December 31, 2010 included pre-tax losses of $11.9 million due to the deterioration of the business prospects of a single issuer in the waste management business. OTTI losses recognized in the Consolidated Statement of Income for the year ended December 31, 2010 included pre-tax foreign currency losses of $2.1 million. OTTI losses from write-downs of fixed maturities for the year ended December 31, 2009 included a pretax loss of $24.4 million related to credit losses recognized for a single issuer in the manufacturing industry due to a continued deterioration in the issuer’s business prospects.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Total Comprehensive Investment Gains
Total Comprehensive Investment Gains are comprised of Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income and unrealized investment gains and losses that are not reported in the Consolidated Statements of Income, but rather are reported in the Consolidated Statements of Comprehensive Income. The components of Total Comprehensive Investment Gains for the years ended December 31, 2011, 2010 and 2009 were:

DOLLARS IN MILLIONS	2011	2010	2009
Fixed Maturities:
Recognized in Consolidated Statements of Income:
Gains on Sales	$14.6	$21.5	$12.8
Losses on Sales	(0.1)	(0.1)	(2.7)
Net Impairment Losses Recognized in Earnings	(2.2)	(14.4)	(41.6)
Total Recognized in Consolidated Statements of Income	12.3	7.0	(31.5)
Recognized in Other Comprehensive Income (Loss)	272.8	86.4	191.1
Total Comprehensive Investment Gains (Losses) on Fixed Maturities	285.1	93.4	159.6
Equity Securities:
Recognized in Consolidated Statements of Income:
Gains on Sales	34.0	11.7	13.6
Losses on Sales	(13.5)	—	—
Net Impairment Losses Recognized in Earnings	(1.9)	(2.1)	(8.8)
Total Recognized in Consolidated Statements of Income	18.6	9.6	4.8
Recognized in Other Comprehensive Income (Loss)	(71.2)	90.2	44.8
Total Comprehensive Investment Gains (Losses) on Equity Securities	(52.6)	99.8	49.6
Investee:
Recognized in Consolidated Statements of Income:
Gains on Sales	—	0.8	—
Recognized in Other Comprehensive Income (Loss)	—	2.9	(2.2)
Total Comprehensive Investment Gains (Losses) on Investee	—	3.7	(2.2)
Real Estate:
Recognized in Consolidated Statements of Income:
Gains on Sales	0.1	8.2	—
Net Impairment Losses Recognized in Earnings	(7.2)	—	—
Total Recognized in Consolidated Statements of Income	(7.1)	8.2	—
Other Investments:
Recognized in Consolidated Statements of Income:
Gains on Sales	—	0.1	—
Losses on Sales	(0.1)	(0.1)	(0.1)
Trading Securities Net Gains (Losses)	(0.9)	0.5	1.0
Total Recognized in Consolidated Statements of Income	(1.0)	0.5	0.9
Total Comprehensive Investment Gains	$224.4	$205.6	$207.9
Recognized in Consolidated Statements of Income	$22.8	$26.1	$(25.8)
Recognized in Other Comprehensive Income	201.6	179.5	233.7
Total Comprehensive Investment Gains	$224.4	$205.6	$207.9
As a result of a decrease in the Company’s ownership percentage and other qualitative factors, the Company determined that its investment in the common stock of Intermec no longer qualified for the equity method of accounting in the third quarter of 2010. Accordingly, beginning with the Company’s September 30, 2010 interim consolidated financial statements, the

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Company’s investment in Intermec common stock was included in Investments in Equity Securities and was reported at its fair value. See Note 4, “Investments,” to the Consolidated Financial Statements. Investment gains recognized in Other Comprehensive Income increased for the year ended December 31, 2011, compared to 2010, due primarily to lower overall interest rates resulting from lower risk-free interest rates, partially offset by an other comprehensive loss of $50.6 million from disposing of all of the Company’s holding of Intermec common stock and other comprehensive losses from declines in the fair values of equity securities. The gains on Equity Securities recognized in Other Comprehensive Income for the year ended December 31, 2010 include other comprehensive gains of $50.6 million related to the Company’s investment in the common stock of Intermec.
INVESTMENT QUALITY AND CONCENTRATIONS
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At December 31, 2011, nearly 93% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from S&P; a rating of Aaa, Aa, A or Baa from Moody’s; a rating of AAA, AA, A or BBB from Fitch; or a rating from the NAIC of 1 or 2. The Company has not made significant investments in securities that are directly or indirectly related to sub-prime mortgage loans, including, but not limited to, collateralized debt obligations and structured investment vehicles.The following table summarizes the credit quality of the fixed maturity investment portfolio at December 31, 2011 and 2010:

NAIC Rating	S&P Equivalent Rating	Dec 31, 2011		Dec 31, 2010
		Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,591.8	75.2%	$3,493.7	78.1%
2	BBB	839.4	17.6	733.1	16.4
3	BB	108.6	2.3	105.3	2.3
4	B	89.1	1.9	52.3	1.2
5	CCC	127.8	2.7	76.6	1.7
6	In or Near Default	16.7	0.3	14.3	0.3
Total Investments in Fixed Maturities		$4,773.4	100.0%	$4,475.3	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $5.4 million and $4.1 million at December 31, 2011 and 2010, respectively.
At December 31, 2011, the Company had $275.2 million of bonds issued by states and political subdivisions that had been pre-refunded with U.S. Government and Government Agencies and Authorities obligations held in trust for the full payment of principal and interest. At December 31, 2011, the Company had $1,577.4 million of investments in bonds issued by states and political subdivisions, commonly referred to as “municipal bonds,” that had not been pre-refunded, of which $286.2 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment credit-risk strategy is to focus on the underlying credit rating of the issuer and not to rely on the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the underlying rating of nearly 94% of the Company’s entire municipal bond portfolio that has not been pre-refunded is AA or higher, the majority of which are direct obligations of states.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at December 31, 2011 and 2010:

	Dec 31, 2011		Dec 31, 2010
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$491.7	7.9%	$536.9	8.6%
Pre-refunded with U.S. Government and Government Agencies and Authorities Held in Trust	275.2	4.4	449.0	7.2
States	937.8	15.1	808.4	12.9
Political Subdivisions	178.9	2.9	163.7	2.6
Revenue Bonds	460.7	7.4	371.7	6.0
Total Investments in Governmental Fixed Maturities	$2,344.3	37.7%	$2,329.7	37.3%
The Company’s short-term investments at December 31, 2011 include $212.8 million invested in money market funds which primarily invest in U.S. Treasury securities. The Company does not have any investments in sovereign debt securities issued by foreign governments. The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at December 31, 2011 and 2010:

	Dec 31, 2011		Dec 31, 2010
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,153.1	18.5%	$1,023.6	16.4%
Finance, Insurance and Real Estate	590.4	9.5	566.4	9.1
Transportation, Communication and Utilities	252.2	4.1	229.7	3.7
Services	233.8	3.8	186.3	3.0
Mining	89.6	1.4	52.0	0.8
Retail Trade	50.1	0.8	33.5	0.5
Wholesale Trade	41.5	0.7	36.5	0.6
Agriculture, Forestry and Fishing	17.8	0.3	17.0	0.3
Other	0.6	—	0.6	—
Total Investments in Non-governmental Fixed Maturities	$2,429.1	39.1%	$2,145.6	34.4%
Sixty-four companies comprised over 75% of the Company’s fixed maturity exposure to the Manufacturing industry at December 31, 2011, with the largest single exposure, Caterpillar, Inc., comprising 2.5%, or $28.8 million, of the Company’s fixed maturity exposure to such industry. Thirty-two companies comprised over 75% of the Company’s exposure to the Finance, Insurance and Real Estate industry at December 31, 2011, with the largest single exposure, Massachusetts Mutual Life Insurance Company, comprising 5.8%, or $34.4 million, of the Company’s exposure to such industry.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities, at December 31, 2011:

DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments
Fixed Maturities:
States and Political Subdivisions:
Texas	$105.6	1.7%
Washington	93.2	1.5
Louisiana	76.8	1.2
Georgia	75.6	1.2
New York	64.1	1.0
Colorado	59.9	1.0
Equity Securities:
iShares® iBoxx $ Investment Grade Corporate Bond Fund	66.6	1.1
Equity Method Limited Liability Investments:
Tennenbaum Opportunities Fund V, LLC	75.6	1.2
Special Value Opportunity Fund, LLC	67.8	1.1
Goldman Sachs Vintage Fund IV, L.P.	64.2	1.0
Total	$749.4	12.0%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENTS IN LIMITED LIABILITY INVESTMENT COMPANIES AND LIMITED PARTNERSHIPS
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, or Other Equity Interests and included in Equity Securities depending on the accounting method used to report the investment. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements. Additional information pertaining to these investments at December 31, 2011 and 2010 is presented below:

DOLLARS IN MILLIONS	Asset Class	Unfunded Commitment Dec 31, 2011	Carrying Value		Stated Fund End Date
			Dec 31, 2011	Dec 31, 2010
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Tennenbaum Opportunities Fund V, LLC	Distressed Debt	$—	$75.6	$91.4	10/10/2016
Special Value Opportunity Fund, LLC	Distressed Debt	—	67.8	86.8	7/13/2014
Goldman Sachs Vintage Fund IV, L.P.	Secondary Transactions	22.4	64.2	58.9	12/31/2016
Special Value Continuation Fund, LLC	Distressed Debt	—	22.4	26.8	6/30/2016
NY Life Investment Management Mezzanine Partners II, LP	Mezzanine Debt	4.1	13.5	20.5	7/31/2016
BNY Mezzanine Partners L.P.	Mezzanine Debt	1.5	12.9	14.1	4/17/2016
Ziegler Meditech Equity Partners, LP	Growth Equity	1.8	13.3	10.4	1/31/2016
BNY-Alcentra Mezzanine Partners III, L.P.	Mezzanine Debt	21.1	22.7	4.5	2021-2022
Other Funds		2.5	13.9	14.6	Various
Total for Equity Method Limited Liability Investments		53.4	306.3	328.0
Reported as Other Equity Interests and Reported at Fair Value:
Highbridge Principal Strategies Fund L.P.	Mezzanine Debt	4.7	20.8	11.4	1/23/2018
Goldman Sachs Vintage Fund V, L.P.	Secondary Transactions	8.1	13.9	8.7	12/31/2018
Goldman Sachs Mezzanine Partners V, L.P.	Mezzanine Debt	14.4	8.2	8.4	12/31/2021
Other		51.6	50.2	46.7	Various
Total Reported as Other Equity Interests and Reported at Fair Value		78.8	93.1	75.2
Total		$132.2	$399.4	$403.2
The Company does not directly participate, as either a lender or borrower of securities, in any securities lending program. The Company does not participate directly in credit default swaps. The Company does not engage directly in hedging activities, including, but not limited to, activities involving interest rate swaps, forward foreign currency contracts, commodities contracts, exchange traded and over-the-counter options or warrants. The Company has limited exposure to such programs and activities by virtue of an investment of $1.3 million at December 31, 2011 included in Other under the heading “Reported as Other Equity Interests and Reported at Fair Value” in the preceding table. Such investment consists solely of restricted assets that are being redeemed over several periods.
INTEREST AND OTHER EXPENSES
Interest and Other Expenses was $83.9 million, $68.3 million and $61.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Interest expense, excluding interest on a mortgage note payable included in real estate investment expense, was $36.9 million, $32.2 million and $32.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Other Corporate Expenses were $47.0 million, $36.1 million and $29.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Other Corporate Expenses increased by $10.9 million for the year ended December 31, 2011, compared to the same period in 2010, due primarily to higher postretirement benefit costs, costs incurred with changing the Company’s name and other corporate initiatives. Other Corporate Expenses increased by $6.7 million for the year ended December 31, 2010, compared to the same period in 2009, due primarily to higher postretirement benefit costs.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INCOME TAXES
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions, the effects of the write-off of goodwill in 2010, and the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $50.6 million, $54.4 million and $54.9 million in 2011, 2010 and 2009, respectively. The Company wrote off $14.8 million of goodwill in 2010 that is not deductible for income taxes. State income tax expense, net of federal benefit, from continuing operations was $1.2 million, $1.0 million and $0.8 million in 2011, 2010 and 2009, respectively.
The Company’s effective income tax rate from discontinued operations differs from the Federal statutory income tax rate due primarily to the net effects of state income taxes. State income tax, net of federal taxes, from discontinued operations was $0.3 million of benefit, $1.1 million of expense, and $6.3 million of expense for the years ended December 31, 2011, 2010 and 2009, respectively. State income tax includes changes in the state deferred tax asset valuation allowance related to Fireside Bank and is net of a $2.3 million benefit, $0.5 million benefit, and $6.0 million expense for the years ended December 31, 2011, 2010 and 2009, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Kemper has a three-year, $245 million, unsecured, revolving credit agreement, expiring October 30, 2012, with a group of financial institutions (the “2012 Credit Agreement”). The 2012 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2012 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance and Trinity. Proceeds from advances under the 2012 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness.
During the third quarter of 2011, Kemper borrowed $95.0 million under the 2012 Credit Agreement. The proceeds from the borrowing were used, in part, to make a voluntary contribution of $83.7 million to fund the Company’s defined benefit pension plan. The contribution consisted of cash of $32.2 million and 7,309,764 shares of Intermec common stock purchased from Kemper’s subsidiary, Trinity, with some of the proceeds (see Note 17, “Pension Benefits”). The Company does not expect that it will be required to contribute to its defined benefit pension plan in 2012, but could make a voluntary contribution pursuant to the maximum funding limits under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Kemper’s subsidiary, United Insurance, paid a cash dividend of $25.0 million to Kemper in September 2011, which was used along with cash on hand to repay $30 million of the borrowings under the 2012 Credit Agreement during the third quarter of 2011. As described below, during October 2011, the borrowings under the 2012 Credit Agreement were repaid in full. The 2012 Credit Agreement was undrawn at both December 31, 2011 and 2010. Management estimates that it could borrow the full amount under the 2012 Credit Agreement and still meet the financial covenants therein.
On November 24, 2010, Kemper issued $250 million of its 6.00% senior notes due November 30, 2015 (the “2015 Senior Notes”). The 2015 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper issued the 2015 Senior Notes for proceeds of $247.8 million, net of transaction costs, for an effective yield of 6.21%. Kemper used a portion of the proceeds from the sale of the 2015 Senior Notes to repay borrowings of $140 million under the 2012 Credit Agreement and to make a capital contribution of $60.0 million to its subsidiary, United Insurance. Interest expense under the 2015 Senior Notes was $15.4 million and $1.6 million for the years ended December 31, 2011 and December 31, 2010, respectively.
In 2007, Kemper issued $360 million of its 6.00% senior notes due May 15, 2017 (the “2017 Senior Notes”). The 2017 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper issued the 2017 Senior Notes for proceeds of $354.8 million, net of transaction costs, for an effective yield of 6.19%. Kemper used a portion of the proceeds from the sale of the 2017 Senior Notes to repay the $300 million aggregate principal amount of its 5.75% senior notes which matured on July 1, 2007. Interest expense under the 2017 Senior Notes was $22.0 million for each of the annual periods ended December 31, 2011, 2010 and 2009, respectively.
In 2003, Kemper issued $200 million of its 4.875% senior notes due November 1, 2010 (the “2010 Senior Notes”) for an effective yield of 5.04%. The 2010 Senior Notes were repaid and retired in 2010. Interest expense under the 2010 Senior Notes was $8.4 million and $10.1 million for the years ended December 31, 2010 and 2009, respectively.
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries paid dividends

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
consisting of $70.5 million in cash to Kemper during 2011. In 2012, Kemper estimates that its direct insurance subsidiaries would be able to pay $175.0 million in dividends to Kemper without prior regulatory approval.
Kemper’s subsidiary, Fireside Bank, is chartered as an industrial bank and is regulated by the FDIC and the CDFI. Fireside Bank had previously agreed not to pay dividends without the prior approval of the FDIC and the CDFI. Following approval from its regulators, Fireside Bank distributed $250 million of its capital to its parent company, Fireside Securities Corporation (“Fireside Securities”), in October 2011. Fireside Securities, then in turn, distributed the same amount to its parent company, Kemper. In addition to the $250 million distribution in October 2011, Fireside Bank expects to return at least $15 million of capital to Kemper. Kemper used a portion of the distribution to repay in full its borrowings under the 2012 Credit Agreement in October 2011. On October 20, 2011, Fireside Bank requested that the FDIC terminate Fireside Bank’s FDIC insurance. Such request was granted on December 8, 2011, effective March 31, 2012 at which time Fireside Bank will cease to be regulated by the FDIC and CDFI, and accordingly, will be able to pay dividends and return capital to Kemper without prior regulatory approval.
On February 2, 2011, the Board of Directors approved a new repurchase program under which Kemper is authorized to repurchase up to $300 million worth of its common stock. During 2011, Kemper repurchased approximately 0.9 million shares of its common stock at an aggregate cost of $27.4 million in open market transactions under the new repurchase program. During 2010, Kemper repurchased approximately 1.4 million shares of its common stock at an aggregate cost of $34.4 million in open market transactions.
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in each quarter of 2011. Dividends paid were $58.2 million for the year ended December 31, 2011.
Kemper directly held cash and investments totaling $217.0 million at December 31, 2011, compared to $60.5 million at December 31, 2010. Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments, and the payment of interest on Kemper’s senior notes include cash and investments directly held by Kemper, receipt of dividends from Kemper’s subsidiaries and borrowings under the 2012 Credit Agreement.The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income and proceeds from the sales and maturity of investments. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Accordingly, during periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could either result in investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they experience several future catastrophic events over a relatively short period of time. Prior to the sale of its active portfolio of automobile loan receivables, the primary sources of funds for Fireside Bank also included the repayments of automobile loans, interest on automobile loans, investment income and proceeds from the sales and maturity of investments. The primary uses of funds for Fireside Bank are general expenses and purchase of investments. Prior to the redemption of its Certificates of Deposits, the primary uses of funds for Fireside Bank also included the repayment of customer deposits and interest paid to depositors.
Net Cash Provided by Operating Activities decreased by $83.5 million for the year ended December 31, 2011, compared to 2010. Net Cash Provided by Operating Activities decreased by $105.0 million for the year ended December 31, 2010, compared to 2009.
Net Cash Used by Financing Activities increased by $1.3 million for the year ended December 31, 2011, compared to the same period in 2010. Net cash used by Repayments of Certificates of Deposits was $321.8 million for the year ended December 31, 2011, compared to net cash used of $366.9 million for the same period in 2010. Kemper used $27.4 million of cash during 2011 to repurchase shares of its common stock, compared to $34.4 million of cash used to repurchase shares of its common stock in the same period of 2010. Kemper used $58.2 million of cash to pay dividends for the year ended December 31, 2011, compared to $54.6 million of cash used to pay dividends in the same period of 2010. The quarterly dividend rate was $0.24 per common share for each quarter of 2011, compared to $0.22 per common share for the same period in 2010.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
Net Cash Used by Financing Activities decreased by $87.3 million for the year ended December 31, 2010, compared to 2009. In 2010, Kemper borrowed $140 million under the 2012 Credit Agreement and issued $250 million aggregate principal amount of senior notes for proceeds of $247.8 million, compared to borrowing $220 million under its prior revolving credit agreement during 2009. In 2010, Kemper repaid borrowings of $140 million under the 2012 Credit Agreement and retired the 2010 Senior Notes for $200 million, compared to repaying $220 million under its prior revolving credit agreement during 2009. The Company has funded its Automobile Loan Receivables through the Issuance of Certificates of Deposits. Net cash used by Repayments of Certificates of Deposits, net of Proceeds from the issuance of Certificates of Deposits, was $366.9 million for the year ended December 31, 2010, compared to net cash used of $428.5 million for 2009. Kemper did not repurchase shares of its common stock during 2009, compared to using $34.4 million of cash during 2010 to repurchase shares of its common stock. Kemper used $54.6 million of cash to pay dividends for the year ended December 31, 2010, compared to $66.6 million of cash used to pay dividends in 2009. The amount of cash used to pay dividends decreased in 2010, compared to 2009, due primarily to differences in dividend rates. The quarterly dividend rate was $0.47 per common share in the first quarter of 2009. Beginning with the second quarter of 2009, the quarterly dividend rate was lowered to $0.20 per common share. In the first quarter of 2010, the quarterly dividend rate was increased to $0.22 per common share and maintained at that level throughout 2010.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Provided by Investing Activities increased by $245.3 million for the year ended December 31, 2011, compared to the same period of 2010. Purchases of Fixed Maturities exceeded Sales of Fixed Maturities by $13.1 million for the year ended December 31, 2011. Sales of Fixed Maturities exceeded Purchases of Fixed Maturities by $174.6 million in the same period of 2010. Sales of Equity Securities exceeded Purchases of Equity Securities by $49.1 million for the year ended December 31, 2011. Purchases of Equity Securities exceeded Sales of Equity Securities by $155.3 million for the year ended December 31, 2010. Net cash provided by dispositions of short-term investments was $155.5 million for the year ended December 31, 2011, compared to net cash of $7.3 million used by acquisitions of short-term investments in the same period of 2010. Net proceeds from the sale of Fireside Bank’s active portfolio of automobile loan receivables provided $220.7 million of cash for the year ended December 31, 2011. Receipts from Automobile Loan Receivables provided $166.5 million of cash for the year ended December 31, 2011, compared to $339.6 million of cash provided in the same period of 2010. Receipts from the sale of a business provided $4.1 million of cash for the year ended December 31, 2010.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CONTRACTUAL OBLIGATIONS
Estimated cash disbursements pertaining to the Company’s contractual obligations at December 31, 2011 are as follows:

DOLLARS IN MILLIONS	Jan. 1, 2012 To Dec. 31, 2012	Jan. 1, 2013 To Dec. 31, 2014	Jan. 1, 2015 To Dec. 31, 2016	After Dec. 31, 2016	Total
Long Term Debt Obligations	$0.1	$5.5	$250.0	$360.0	$615.6
Capital Lease Obligations	2.1	1.4	—	—	3.5
Operating Lease Obligations	26.8	44.7	23.5	15.5	110.5
Purchase Obligations	1.9	1.4	0.1	—	3.4
Life and Health Insurance Policy Benefits	265.0	445.6	428.5	5,314.1	6,453.2
Property and Casualty Insurance Reserves	515.9	323.0	109.8	80.4	1,029.1
Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP	37.4	73.3	58.2	10.8	179.7
Total Contractual Obligations	$849.2	$894.9	$870.1	$5,780.8	$8,395.0
Amounts included in Life and Health Insurance Policy Benefits within the contractual obligations table above represent the estimated cash payments to be made to policyholders and beneficiaries. Such cash outflows are based on the Company’s current assumptions for mortality, morbidity and policy lapse, but are undiscounted with respect to interest. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. The Company estimates that future cash inflows would total $3.7 billion using the same assumptions used to estimate the cash outflows. The Company’s Life Insurance Reserves in the Company’s Consolidated Balance Sheet are generally based on the historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the sum of the amounts presented above for Life and Health Insurance Policy Benefits significantly exceeds the amount of Life and Health Insurance Reserves reported on the Company’s Consolidated Balance Sheet at December 31, 2011.
In addition to the purchase obligations included above, the Company had certain investment commitments totaling $143.8 million at December 31, 2011. The funding of such investment commitments is dependent upon a number of factors, the timing of which is indeterminate. The contractual obligations reported above also exclude the Company’s liability of $6.2 million for unrecognized tax benefits. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability. Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP primarily consist of interest obligations related to Long Term Debt Obligations.
CRITICAL ACCOUNTING ESTIMATES
Kemper’s subsidiaries conduct their businesses in two industries: property and casualty insurance and life and health insurance. Accordingly, the Company is subject to several industry-specific accounting principles under accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The process of estimation is inherently uncertain. Accordingly, actual results could ultimately differ materially from the estimated amounts reported in a company’s financial statements. Different assumptions are likely to result in different estimates of reported amounts. The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of property and casualty insurance reserves for losses and LAE, the assessment of recoverability of goodwill and the valuation of pension benefit obligations.
Valuation of Investments
The reported value of the Company’s investments was $6,222.7 million at December 31, 2011, of which $5,175.1 million, or 83%, was reported at fair value, $306.3 million, or 5%, was reported under the equity method of accounting, $253.9 million, or 4%, was reported at unpaid principal balance and $487.4 million, or 8%, was reported at cost or depreciated cost. Investment securities, in general, are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility risk. Accordingly, it is reasonably possible that changes in the fair values of the Company’s investments reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the financial statements. Also, it is reasonably possible that changes in the carrying values of the Company’s Equity Method Limited Liability Investments will

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
occur in the near term and such changes could materially affect the amounts reported in the financial statements because these issuers follow specialized industry accounting rules which require that they report all of their investments at fair value.
As more fully described under the heading, “Fair Value Measurements,” in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements, the Company uses a hierarchal framework which prioritizes and ranks the market price observability used in fair value measurements.
The fair value of the Company’s investments measured and reported at fair value was $5,175.1 million at December 31, 2011, of which $4,827.0 million, or 93%, was based on quoted market prices or significant value drivers that are observable and $348.1 million, or 7%, was based on significant value drivers that are unobservable. Fair value measurements based on readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment, compared to fair value measurements based on significant unobservable inputs used in measuring fair value. The prices that the Company might realize from actual sales of investments are likely to vary from their respective estimated fair values at December 31, 2011 due to limitations inherent in the estimation process and changing market conditions.
The classification of a company’s investment in a financial instrument may affect its reported results. For investments classified as trading, a company is required to recognize changes in the fair values into income for the period reported. Both the reported and fair value of the Company’s investments classified as trading were $4.4 million at December 31, 2011. For investments in fixed maturities classified as held to maturity, a company is required to carry the investment at amortized cost, with only amortization occurring during the period recognized into income. None of the Company’s investments in fixed maturities were classified as held to maturity at December 31, 2011. Changes in the fair value of investments in fixed maturities classified as available for sale, investments in equity securities classified as available for sale and an insurance entity’s investments in equity securities without readily determinable fair values are not recognized to income during the period, but rather are recognized as a separate component of Accumulated Other Comprehensive Income until realized. All of the Company’s investments in fixed maturities were classified as available for sale at December 31, 2011. Except for investments accounted for under the equity method of accounting or classified as trading, all of the Company’s investments in equity securities at December 31, 2011 were required to be reported at fair value with changes in fair value reported in Accumulated Other Comprehensive Income until realized. The Company’s investments accounted for under the equity method of accounting consist of the Company’s investments in Equity Method Limited Liability Investments and are valued at cost plus cumulative undistributed comprehensive earnings or losses, and not at fair value.
Under GAAP, a company may elect to use the fair value option for some or all of its investments in financial instruments. Under the fair value option, a company is required to recognize changes in the fair values into income for the period reported. The Company has not elected the fair value option for any of its investments in financial instruments. Had the Company elected the fair value option for all of its investments in financial instruments, the Company’s reported net income for the year ended December 31, 2011, would have increased by $129.9 million.
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
Fixed Maturity Securities

•	The financial condition, credit rating and prospects of the issuer;

•	The extent to which the fair value has been less than cost;

•	The ability of the issuer to make scheduled principal and interest payments;

•	The volatility of the investment;

•	Opinions of the Company’s external investment managers;

•	The Company’s intentions to sell or not to sell the investment; and

•	The Company’s determination of whether or not it will be required to sell the investment before a full recovery in value.

Kemper Corporation and Subsidiaries
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
Changes in these factors from one evaluation date to the next evaluation date could result in the Company determining that a temporary decline in the fair value of an investment at December 31, 2011 is no longer temporary at a subsequent evaluation date. Such determination would result in an impairment loss recognized in earnings in the period such determination is made.
Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses
The Company’s Property and Casualty Insurance Reserves are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $1,029.1 million and $1,118.7 million of gross loss and LAE reserves at December 31, 2011 and 2010, respectively. Property and Casualty Insurance Reserves for the Company’s business segments at December 31, 2011 and 2010 were:

DOLLARS IN MILLIONS	2011	2010
Business Segments:
Preferred	$416.2	$420.5
Specialty	225.9	250.8
Direct	223.9	235.6
Life and Health Insurance	8.3	20.8
Total Business Segments	874.3	927.7
Discontinued Operations	133.0	163.9
Unallocated Reserves	21.8	27.1
Total Property and Casualty Insurance Reserves	$1,029.1	$1,118.7
The Unallocated Reserves were acquired in connection with a business acquisition from SCOR in 2002 and are reinsured by an insurance subsidiary of SCOR (see Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). The Company does not allocate these reserves to its business segments or Unitrin Business Insurance.
In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain and the actual ultimate net cost of claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures which may not be discovered or reported until years after the insurance policy period has ended. Property and Casualty Insurance Reserves related to the Company’s Discontinued Operations are predominantly long-tailed exposures, $52.6 million of which was related to asbestos, environmental matters and construction defect exposures at December 31, 2011.

Kemper Corporation and Subsidiaries
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

Kemper Corporation and Subsidiaries
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
The final step in the quarterly loss and LAE reserving process involves a comprehensive review of the actuarial indications by the Company’s senior actuary and senior management who apply their collective judgment and determine the appropriate estimated level of reserves to record. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in claim handling practices or other changes that affect the timing of payment or development patterns, changes in the mix of business, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, the improvement or deterioration of actuarial indications in the current period as compared to prior periods, and the amount of reserves related to third party pools for which the Company does not have access to the underlying data and, accordingly, relies on calculations provided by such pools. Total recorded reserves for property and casualty insurance losses and LAE were equal to the actuarial indication of reserves at December 31, 2011 and 0.5% and 0.9% higher than the actuarial indication of reserves at December 31, 2010 and 2009, respectively.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
Statements when the Company increases its previous estimate of ultimate losses and LAE and results in a decrease in net income. The Company reported total favorable development of $33.1 million, $24.9 million and $80.9 million before tax for the years ended December 31, 2011, 2010 and 2009, respectively. Development for each of the Company’s continuing business segments and Unitrin Business Insurance for the years ended December 31, 2011, 2010 and 2009, was:

DOLLARS IN MILLIONS	Favorable (Adverse) Development
	2011	2010	2009
Continuing Operations:
Preferred	$19.1	$23.8	$60.5
Specialty	9.4	(4.1)	7.9
Direct	3.9	6.8	12.1
Life and Health Insurance	2.6	(4.5)	(2.6)
Total Favorable Development from Continuing Operations, Net	35.0	22.0	77.9
Discontinued Operations:
Unitrin Business Insurance	(1.9)	2.9	3.0
Total Favorable Development, Net	$33.1	$24.9	$80.9
Development in the Preferred segment comprised the largest portion of the Company’s development reported in continuing operations in 2011, 2010 and 2009. Additional information regarding the Preferred development is discussed below. Development in the Life and Health Insurance segment in 2011 and 2010 is due primarily to development on certain hurricanes. See MD&A, “Life and Health Insurance.”
Development in Unitrin Business Insurance comprised all of the Company’s development reported in discontinued operations. In 2008, the Company sold its Unitrin Business Insurance operations. The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to June 1, 2008, the effective date of the sale.
Preferred Development
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
Over the last several years, Preferred has undergone several changes in its claims handling processes. In 2005, Preferred changed its claims handling procedures, to emphasize greater case reserve adequacy earlier in the lifecycle of a claim. The impact of these new claims handling procedures became visible in Preferred’s reserving data in late 2006 and early 2007 as evidenced by a dramatic rise in individual case loss reserve changes in excess of $100,000 at early claims maturity valuation points. These changes had the effect of producing higher average paid and incurred loss amounts than historical averages would have otherwise indicated.
The Company’s actuaries typically use a variety of five generally accepted actuarial loss reserving estimation methodologies—the incurred loss development methodology, the paid loss development methodology, the Bornhuetter-Ferguson incurred loss development methodology, Bornhuetter-Ferguson paid loss development methodology and the frequency and severity methodology. Preferred continues to experience various changes which impact numerous variables that are difficult to quantify and/or impact the predictive value of prior development patterns. Accordingly, in some cases, the Company’s actuaries must make adjustments to these loss reserving estimation methodologies or use additional generally accepted actuarial loss reserving

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
estimation methodologies until the development patterns fully emerge and the Company’s actuaries can fully rely on the unadjusted methodologies. These changes have occurred over several years and the impact of some changes is more fully developed than it is for other changes. Accordingly, the Company’s actuaries in some cases have continued to place greater weight on certain emerging loss development trends, while in other cases have placed greater weight on the adjusted loss reserving estimation methodologies or additional generally accepted actuarial loss reserving estimation methodologies in their actuarial indications. Beginning in 2007, the Company’s senior actuary and senior management began placing greater reliance on the actuarial indications in determining the appropriate estimated level of reserves.
In 2005, the personal lines claims function of Unitrin’s Multi Lines Insurance (“MLI”) unit was combined into the Preferred segment’s claims function. In September 2005, Kemper converted all open MLI personal lines claims to its claims system and began including new claims from the MLI business in its claim system.
All of these changes have impacted the development patterns for Kemper’s loss reserving data. Although the Company’s actuaries were aware of, and gave consideration to, the changes in the Company’s claims handling processes, including the merging of the Preferred and MLI claims functions, it takes several years to ascertain whether such changes in claims handling procedures will ultimately result in lower ultimate paid losses and LAE. Accordingly, the effects of the improvements and the changes in the claims handling processes have emerged and have been recognized over several years as the Company’s actuaries have become more convinced that lower losses and LAE have in fact been realized. However, the Company cannot make any assurances that all such improvements and effects have fully emerged or will continue to emerge.
Estimated Variability of Property and Casualty Insurance Reserves
Although development will emerge in all of the Company’s personal lines’ product lines, development in Preferred segment’s personal automobile insurance product line could have the most significant impact. To further illustrate the sensitivity of Preferred segment’s reserves for automobile insurance losses and LAE to changes in the cumulative development factors, for each quarterly evaluation point the Company’s actuaries calculated the variability of cumulative development factors observed in the incurred loss development methodology using one standard deviation. The Company believes that one standard deviation of variability is a reasonably likely scenario to measure variability for its loss and LAE reserves under the incurred development method for automobile insurance. Assuming that the Preferred segment’s automobile insurance loss and LAE reserves were based solely on the incurred loss development methodology and the variability in the cumulative development factors occurred within one standard deviation, the Company estimates that Preferred’s automobile insurance loss and LAE reserves could have varied by $35.0 million in either direction at December 31, 2011 for all accident years combined under this scenario. In addition to the factors described above, other factors may also impact loss reserve development in future periods. These factors include governmental actions, including court decisions interpreting existing laws, regulations or policy provisions, developments related to insurance policy claims and coverage issues, adverse or favorable outcomes in pending claims litigation, the number and severity of insurance claims, the impact of inflation on insurance claims and the impact of residual market assessments. Although the Company’s actuaries do not make specific numerical assumptions about these factors, changes in these factors from past patterns will impact historical loss development factors and, in turn, future loss reserve development. Significant positive changes in one or more factors will lead to positive future loss reserve development, which could result in the actual loss developing closer to, or even below, the lower end of the Company’s estimated reserve variability. Significant negative changes in one or more factors will lead to negative loss reserve development, which could result in the actual loss developing closer to, or even above, the higher end of the Company’s estimated reserve variability. Accordingly, due to these factors and the other factors enumerated throughout the MD&A and the inherent limitations of the loss reserving estimation methodologies, the estimated and illustrated reserve variability may not necessarily be indicative of the Company’s future reserve variability, which could ultimately be greater than the estimated and illustrated variability. In addition, as previously noted, development will emerge in all of the Company’s product lines over time. Accordingly, the Company’s future reserve variability could ultimately be greater than the illustrated variability.
Unallocated Reserves are reinsured by an insurance subsidiary of SCOR (see Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). The Company does not anticipate that any variability of these reserves will have a financial impact on the Company’s reported results of operations or liquidity and, accordingly, has not estimated any potential variability to these reserves. The Company does not allocate these reserves to its business segments.
Additional information pertaining to the estimation of and development of the Company’s Property and Casualty Insurance Reserves is contained in Item 1 of Part I of this 2011 Annual Report under the heading “Property and Casualty Loss and Loss Adjustment Expense Reserves.”

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
Goodwill Recoverability
While the Company believes that none of its reporting units with material goodwill are at risk of failing step one of the goodwill impairment test, the process of determining whether or not an asset, such as Goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of Goodwill, the Company performs a discounted cash flow analysis for each of the Company’s reporting units. The discounted cash value may be different from the fair value that would result from an actual transaction between a willing buyer and a willing seller. Such analyses are particularly sensitive to changes in discount rates and investment rates. Changes to these rates might result in material changes in the valuation and determination of the recoverability of Goodwill. For example, an increase in the rate used to discount cash flows will decrease the discounted cash value. There is likely to be a similar, but not necessarily as large as, increase in the investment rate used to project the cash flows resulting from investment income earned on the Company’s investments. Accordingly, an increase in the investment rate would increase the discounted cash value.
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
A change in any one or more of these assumptions is likely to result in an ultimate liability different from the original actuarial estimate. Such changes in estimates may be material. For example, a one–percentage point decrease in the Company’s estimated discount rate would increase the pension benefit obligation at December 31, 2011 by $75.1 million, while a one–percentage point increase in the rate would decrease the pension benefit obligation at December 31, 2011 by $60.5 million. A one–percentage point decrease in the Company’s estimated long-term rate of return on plan assets would increase the pension expense for the year ended December 31, 2011 by $3.5 million, while a one–percentage point increase in the rate would decrease pension expense by $3.5 million for the same period.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP recognized by the Financial Accounting Standards Board (“FASB”) and applicable to the Company. The FASB issues Accounting Standards Updates (“ASUs”) to amend the authoritative literature in ASC. There were twelve ASUs issued in 2011 that amend the original text of ASC.
Changes in accounting standards that are most critical or relevant to the Company are discussed in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements under the headings “Adoption of New Accounting Standards” and “Accounting Standards Not Yet Adopted.” The accounting changes discussed are as follows:

•	ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts;

•	ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements; and

•	ASU 2011-08, Testing Goodwill for Impairment.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Quantitative Information About Market Risk
The Company’s consolidated balance sheet includes three types of financial instruments subject to the material market risk disclosures required by the SEC:

1.	Investments in Fixed Maturities;

2.	Investments in Equity Securities and;

3.	Notes Payable.
Investments in Fixed Maturities and Notes Payable are subject to material interest rate risk. The Company’s Investments in Equity Securities include common and preferred stocks and, accordingly, are subject to material equity price risk and interest rate risk, respectively.
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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100–basis points in the yield curve at both December 31, 2011 and 2010 for Investments in Fixed Maturities. Such 100–basis point increase in the yield curve may not necessarily result in a corresponding 100–basis point increase in the interest rate for all investments in fixed maturities. For example, a 100–basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100–basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or prepaid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities the Company assumed an adverse and instantaneous increase of 100–basis points in market interest rates from their levels at both December 31, 2011 and 2010. All other variables were held constant. For Notes Payable, the Company assumed an adverse and instantaneous decrease of 100–basis points in market interest rates from their levels at December 31, 2011 and 2010. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its level at December 31, 2011 and 2010, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.92 and 0.96 at December 31, 2011 and 2010, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended December 31, 2011 and 2010, and weighted on the fair value of such securities at December 31, 2011 and 2010, respectively. For equity securities without observable market inputs the Company assumed a beta of 1.00 at December 31, 2011 and 2010. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the market value of the Company’s financial instruments at December 31, 2011 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$4,773.4	$(348.4)	$—	$(348.4)
Investments in Equity Securities	397.3	(10.4)	(63.3)	(73.7)
LIABILITIES
Notes Payable	$638.7	$26.9	$—	$26.9
The estimated adverse effects on the market value of the Company’s financial instruments at December 31, 2010 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$4,475.3	$(316.9)	$—	$(316.9)
Investments in Equity Securities	550.4	(6.9)	(125.4)	(132.3)
LIABILITIES
Notes Payable	$628.0	$31.6	$—	$31.6
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

Item 8.    Financial Statements and Supplementary Data.
Index to the Consolidated Financial Statements of
Kemper Corporation and Subsidiaries

Kemper Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2011	2010
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2011 - $4,266.1; 2010 - $4,240.8)	$4,773.4	$4,475.3
Equity Securities at Fair Value (Cost: 2011 - $367.3; 2010 - $449.2)	397.3	550.4
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	306.3	328.0
Short-term Investments at Cost which Approximates Fair Value	247.4	402.9
Other Investments	498.3	494.2
Total Investments	6,222.7	6,250.8
Cash	251.2	117.2
Receivables from Policyholders	379.2	388.9
Other Receivables	218.7	555.4
Deferred Policy Acquisition Costs	448.5	426.4
Goodwill	311.8	311.8
Current and Deferred Income Tax Assets	3.1	39.6
Other Assets	250.7	268.4
Total Assets	$8,085.9	$8,358.5
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,102.7	$3,063.7
Property and Casualty	1,029.1	1,118.7
Total Insurance Reserves	4,131.8	4,182.4
Certificates of Deposits at Cost (Fair Value: 2010 - $336.6)	—	321.4
Unearned Premiums	666.2	678.6
Liabilities for Income Taxes	57.9	15.1
Notes Payable at Amortized Cost (Fair Value: 2011 - $638.7; 2010 - $628.0)	610.6	609.8
Accrued Expenses and Other Liabilities	403.3	437.8
Total Liabilities	5,869.8	6,245.1
Shareholders’ Equity:
Common Stock, $0.10 Par Value Per Share, 100 Million Shares Authorized; 60,248,582 Shares Issued and Outstanding at December 31, 2011 and 61,066,587 Shares Issued and Outstanding at December 31, 2010	6.0	6.1
Paid-in Capital	743.9	751.1
Retained Earnings	1,208.2	1,198.8
Accumulated Other Comprehensive Income	258.0	157.4
Total Shareholders’ Equity	2,216.1	2,113.4
Total Liabilities and Shareholders’ Equity	$8,085.9	$8,358.5

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Income

	For The Years Ended December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2011	2010	2009
Revenues:
Earned Premiums	$2,173.6	$2,289.4	$2,455.5
Net Investment Income	298.0	325.7	319.9
Other Income	1.0	1.3	2.5
Net Realized Gains on Sales of Investments	33.7	42.6	24.6
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(11.4)	(17.7)	(50.6)
Portion of Losses Recognized in Other Comprehensive Income	0.1	1.2	0.2
Net Impairment Losses Recognized in Earnings	(11.3)	(16.5)	(50.4)
Total Revenues	2,495.0	2,642.5	2,752.1
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,645.7	1,647.2	1,739.5
Insurance Expenses	669.3	675.5	721.2
Write-off of Goodwill and Other Intangibles Acquired	13.5	14.8	1.5
Interest and Other Expenses	83.9	68.3	61.9
Total Expenses	2,412.4	2,405.8	2,524.1
Income from Continuing Operations before Income Taxes and Equity in Net Loss of Investee	82.6	236.7	228.0
Income Tax Expense	(11.7)	(67.5)	(59.5)
Income from Continuing Operations before Equity in Net Loss of Investee	70.9	169.2	168.5
Equity in Net Loss of Investee	—	(0.1)	(1.0)
Income from Continuing Operations	70.9	169.1	167.5
Discontinued Operations:
Income from Discontinued Operations before Income Taxes	19.5	25.8	5.6
Income Tax Expense	(6.7)	(10.3)	(8.4)
Income (Loss) from Discontinued Operations	12.8	15.5	(2.8)
Net Income	$83.7	$184.6	$164.7
Income from Continuing Operations Per Unrestricted Share:
Basic	$1.17	$2.73	$2.69
Diluted	$1.17	$2.73	$2.69
Net Income Per Unrestricted Share:
Basic	$1.38	$2.98	$2.64
Diluted	$1.38	$2.98	$2.64
Dividends Paid to Shareholders Per Share	$0.96	$0.88	$1.07

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2011	2010	2009
Operating Activities:
Net Income	$83.7	$184.6	$164.7
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(22.1)	(15.1)	(12.9)
Amortization of Insurance in Force Acquired	11.4	11.0	8.4
Equity in Net Loss of Former Investee before Taxes	—	0.2	1.6
Equity in Earnings of Equity Method Limited Liability Investments	(9.6)	(48.8)	(47.8)
Amortization of Investment Securities and Depreciation of Investment Real Estate	16.0	17.6	15.7
Net Realized Gains on Sales of Investments	(34.1)	(42.6)	(24.6)
Net Impairment Losses Recognized in Earnings	11.3	16.5	50.4
Gain on Sale of Portfolio of Automobile Loan Receivables	(4.5)	—	—
Provision (Benefit) for Loan Losses	(42.0)	(14.2)	60.2
Depreciation of Property and Equipment	10.9	14.5	16.6
Write-off of Goodwill	—	14.8	1.5
Impairment of P&C Customer Relationships Acquired	13.5	—	—
Decrease (Increase) in Other Receivables	(0.2)	28.0	80.8
Decrease in Insurance Reserves	(52.1)	(52.1)	(111.8)
Decrease in Unearned Premiums	(12.4)	(46.4)	(57.4)
Change in Income Taxes	22.3	12.4	(5.1)
Decrease in Accrued Expenses and Other Liabilities	(47.5)	(41.0)	(5.0)
Other, Net	30.4	19.1	28.2
Net Cash Provided (Used) by Operating Activities	(25.0)	58.5	163.5
Investing Activities:
Sales and Maturities of Fixed Maturities	650.3	706.7	708.3
Purchases of Fixed Maturities	(663.4)	(532.1)	(865.3)
Sales of Equity Securities	248.3	33.8	108.7
Purchases of Equity Securities	(199.2)	(189.1)	(3.8)
Sales of Former Investee	—	2.7	—
Acquisition and Improvements of Investment Real Estate	(6.4)	(3.9)	(8.9)
Sales of Investment Real Estate	0.3	9.6	0.2
Return of Investment of Equity Method Limited Liability Investments	57.0	38.1	21.7
Acquisitions of Equity Method Limited Liability Investments	(25.7)	(31.9)	(17.1)
Decrease (Increase) in Short-term Investments	155.5	(7.3)	222.2
Receipts from Automobile Loan Receivables	166.5	339.6	431.9
Net Proceeds from Sale of Portfolio of Automobile Loan Receivables	220.7	—	—
Acquisitions of Automobile Loan Receivables	—	—	(77.0)
Acquisition of Businesses, Net of Cash Acquired	—	—	(190.0)
Disposition of Business, Net of Cash Disposed	—	4.1	0.2
Other, Net	(39.3)	(51.0)	(43.5)
Net Cash Provided by Investing Activities	564.6	319.3	287.6
Financing Activities:
Proceeds from Issuance of Certificates of Deposits	—	—	16.0
Repayments of Certificates of Deposits	(321.8)	(366.9)	(444.5)
Proceeds from Issuance of Notes Payable	95.0	387.8	220.0
Repayments of Notes Payable	(95.0)	(340.1)	(220.1)
Common Stock Repurchases	(27.4)	(34.4)	—
Cash Dividends Paid to Shareholders	(58.2)	(54.6)	(66.6)
Cash Exercise of Stock Options	0.2	0.5	—
Excess Tax Benefits from Share-based Awards	0.2	0.2	0.1
Other, Net	1.4	3.2	3.5
Net Cash Used by Financing Activities	(405.6)	(404.3)	(491.6)
Increase (Decrease) in Cash	134.0	(26.5)	(40.5)
Cash, Beginning of Year	117.2	143.7	184.2
Cash, End of Period	$251.2	$117.2	$143.7
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income

DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS	For The Years Ended December 31, 2011, 2010 and 2009
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE, DECEMBER 31, 2008	62.3	$6.2	$764.7	$985.8	$(108.1)	$1,648.6
Net Income	—	—	—	164.7	—	164.7
Other Comprehensive Income (note 13)	—	—	—	—	169.8	169.8
Total Comprehensive Income						334.5
Cumulative Effect of Change in Accounting for Impairment Losses Recognized in Earnings	—	—	—	2.9	(2.9)	—
Cash Dividends to Shareholders ($1.07 per share)	—	—	—	(66.6)	—	(66.6)
Equity-based Compensation Cost (note 10)	—	—	3.1	—	—	3.1
Equity-based Awards, Net of Shares Exchanged (note 10)	0.1	—	(1.9)	(0.1)	—	(2.0)
BALANCE, DECEMBER 31, 2009	62.4	$6.2	$765.9	$1,086.7	$58.8	$1,917.6
Net Income	—	—	—	184.6	—	184.6
Other Comprehensive Income (note 13)	—	—	—	—	98.6	98.6
Total Comprehensive Income						283.2
Cash Dividends to Shareholders ($0.88 per share)	—	—	—	(54.6)	—	(54.6)
Repurchases of Common Stock	(1.4)	(0.1)	(17.0)	(17.3)	—	(34.4)
Equity-based Compensation Cost (note 10)	—	—	4.2	—	—	4.2
Equity-based Awards, Net of Shares Exchanged (note 10)	0.1	—	(2.0)	(0.6)	—	(2.6)
BALANCE, DECEMBER 31, 2010	61.1	$6.1	$751.1	$1,198.8	$157.4	$2,113.4
Net Income	—	—	—	83.7	—	83.7
Other Comprehensive Income (note 13)	—	—	—	—	100.6	100.6
Total Comprehensive Income						184.3
Cash Dividends to Shareholders ($0.96 per share)	—	—	—	(58.2)	—	(58.2)
Repurchases of Common Stock	(0.9)	(0.1)	(11.6)	(15.7)	—	(27.4)
Equity-based Compensation Cost (note 10)	—	—	5.3	—	—	5.3
Equity-based Awards, Net of Shares Exchanged (note 10)	0.1	—	(0.9)	(0.4)	—	(1.3)
BALANCE, DECEMBER 31, 2011	60.3	$6.0	$743.9	$1,208.2	$258.0	$2,216.1
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ESTIMATES
On August 25, 2011, Unitrin, Inc. changed its name to Kemper Corporation and began trading on the New York Stock Exchange under a new ticker symbol, KMPR. The Consolidated Financial Statements included herein have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Kemper Corporation, formerly known as Unitrin, Inc. (“Kemper”), and its subsidiaries (individually and collectively referred to herein as the “Company”). All significant intercompany accounts and transactions have been eliminated. The presentation of certain prior year amounts and disclosures have been reclassified to conform to the presentation for the current year.
On February 13, 2009, Kemper’s subsidiary, Trinity, completed its acquisition of Direct Response in a cash transaction for a total purchase price of $201.6 million. The results of Direct Response are included in the Consolidated Financial Statements from the date of acquisition and are reported in the Company’s Direct segment.
During the third quarter of 2011, Kemper’s subsidiary, Fireside Bank, sold its active portfolio of automobile loan receivables. Accordingly, the Company has accounted for Fireside Bank as a discontinued operation and has reclassified the results of Fireside Bank and the related disclosures for the years ended December 31, 2010 and 2009 to conform to the current presentation. The Company also accounts for its former Unitrin Business Insurance operations as discontinued operations. See Note 3, “Discontinued Operations,” to the Consolidated Financial Statements.
Use of Estimates
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
The fair values of the Company’s Investments in Fixed Maturities, Investments in Equity Securities and Senior Notes Payable are estimated using a hierarchal framework which prioritizes and ranks market price observability. The fair value of Automobile Loan Receivables at December 31, 2010 has been estimated by discounting the estimated future cash flows using the rates at which loans would be made to borrowers with similar credit ratings and the same remaining maturities. The fair value of Certificates of Deposits at December 31, 2010 has been estimated by discounting the future cash flows using the rate of discount required to liquidate existing deposits. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value for Cash, Short-term Investments and certain other assets and other liabilities because of their short-term nature. The actual value at which financial instruments could actually be sold or settled with a willing buyer or seller may differ from estimated fair values depending on a number of factors, including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
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
The process of determining whether an asset is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. As a result, the Company’s assessment of the impairment of long-lived assets is susceptible to the risk inherent in making such projections.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

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
Investments in Equity Securities include common and non-redeemable preferred stocks and other equity interests and are reported at fair value. Investments in common and non-redeemable preferred stocks with readily determinable fair values are classified as available for sale. Dividend income on investments in common and non-redeemable preferred stocks is recognized on the ex-dividend date. Other equity interests primarily consist of partnership interests in limited liability partnerships in which the Company’s interests are deemed minor and exchange traded funds. The Company’s share of distributed earnings from other equity interests is recognized as dividend income when received.
Unrealized appreciation or depreciation, net of applicable deferred income taxes, on fixed maturities and equity securities is reported in Accumulated Other Comprehensive Income included in Shareholders’ Equity.
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting.
Short-term Investments include fixed maturities that mature within one year from the date of purchase, money market mutual funds, Federal funds sold and repurchase agreements. Short-term Investments are reported at cost, which approximates fair value.
Other Investments primarily include loans to policyholders and real estate. Loans to policyholders are carried at unpaid principal balance. Real estate is carried at cost, net of accumulated depreciation. Real estate is depreciated over the estimated useful life of the asset using the straight-line method of depreciation. Real estate is evaluated for impairment when events or circumstances indicate the carrying value of the real estate may not be recoverable. An impairment on real estate is recognized when carrying value exceeds the sum of undiscounted cash flows.
Gains and losses on sales of investments are computed on the specific identification method and are reported in the Consolidated Statements of Income in the period in which the sales occur. The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Losses are computed on the specific identification method and reported in the Consolidated Statements of Income in the period that the decline is determined to be other than temporary. In the second quarter of 2009, the Company adopted a required change in accounting which impacts the determination of the amount of OTTI losses on Investments in Fixed Maturities that are recognized in earnings subsequent to April 1, 2009. Effective April 1, 2009, the portion of an impairment of an investment in a fixed maturity attributed to a credit loss is reported in Net Impairment Losses Recognized in Earnings in the Consolidated Statement of Income, with the balance of such impairment reported in Accumulated Other Comprehensive Income.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
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
Deferred Policy Acquisition Costs
Costs directly associated with the acquisition of business, principally commissions and certain premium taxes and policy issuance costs, are deferred. Costs deferred on property and casualty insurance products and health insurance products are amortized over the period in which premiums are earned. Costs deferred on traditional life insurance products are primarily amortized over the anticipated premium-paying period of the related policies in proportion to the ratio of the annual premiums to the total premiums anticipated, which is estimated using the same assumptions used in calculating policy reserves.
Goodwill
The cost of an acquired entity over the fair value of net assets acquired is reported as Goodwill. Goodwill is not amortized, but rather is tested annually for recoverability or when certain triggering events require testing. See discussion below under the caption “Accounting Standards Not Yet Adopted” regarding a pending change in accounting that will impact the nature and frequency of the Company’s assessment of Goodwill for recoverability in 2012.
Insurance Reserves
Reserves for losses and LAE on property and casualty coverage and health insurance coverage represent the estimated claim cost and loss adjustment expense necessary to cover the ultimate net cost of investigating and settling all losses incurred and unpaid. Such estimates are based on individual case estimates for reported claims and estimates for incurred but not reported losses. These estimates are adjusted in the aggregate for ultimate loss expectations based on historical experience patterns and current economic trends, with any change in the estimated ultimate liabilities being reported in the Consolidated Statements of Income in the period of change. Changes in such estimates may be material.
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
Other Receivables
Other Receivables primarily include automobile loan receivables, reinsurance recoverables and accrued investment income.
Other Assets
Other Assets primarily include property and equipment, internal use software, insurance licenses acquired in business combinations, the value of other intangible assets acquired and prepaid expenses. Property and equipment is depreciated over the useful life of the assets, generally using the straight-line or double declining balance methods of depreciation depending on the asset involved. Internal use software is primarily amortized over the useful life of the asset using the straight-line method of amortization. Insurance licenses acquired in business combinations and other indefinite life intangibles are not amortized, but rather tested periodically for recoverability.
The Company accounts for the present value of the future profits embedded in life insurance in force acquired (“Life VIF”) based on actuarial estimates of the present value of estimated net cash flows. Life VIF was $52.1 million and $59.1 million at December 31, 2011 and 2010, respectively. Life VIF is amortized using the effective interest method using interest rates consistent with the rates in the underlying insurance contracts. The Company estimates that it will record Life VIF amortization, net of interest, of $7.8 million in 2012, $7.0 million in 2013, $6.2 million in 2014, $5.5 million in 2015 and $4.8 million in 2016. The Company evaluates the Life VIF for recoverability annually.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
The Company accounts for the present value of the future profits embedded in Property and Casualty Insurance customer relationships acquired (“P&C Customer Relationships”) based on the present value of estimated future profits from the customer relationships acquired. P&C Customer Relationships was $20.8 million and $38.5 million at December 31, 2011 and 2010, respectively. P&C Customer Relationships is amortized using the effective interest method. P&C Customer Relationships are tested for recoverability using undiscounted projections of future cash flows and written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows. The Company recorded a loss of $13.5 million before tax for the year ended December 31, 2011 to write down the carrying value of P&C Customer Relationships related to the acquisition of Direct Response to its estimated fair value.
Accrued Expenses and Other Liabilities
Accrued Expenses and Other Liabilities primarily include accrued salaries and commissions, pension benefits, postretirement medical benefits and accrued taxes, licenses and fees.
Recognition of Earned Premiums and Related Expenses
Property and casualty insurance and health insurance premiums are deferred when written and recognized and earned ratably over the periods to which the premiums relate. Unearned Premiums represent the portion of the premiums written related to the unexpired portion of policies in force which has been deferred and is reported as a liability. A premium deficiency reserve is established if the sum of expected claim costs, claim adjustment expenses, unamortized deferred policy acquisition costs and maintenance costs exceeds the related unearned premiums. For each business segment, the analysis is performed at a product line level, namely automobile insurance, homeowners insurance and other insurance, which is consistent with the manner in which the Company acquires, services and measures profitability. Anticipated investment income is excluded from such analysis.
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
Reinsurance
In the normal course of business, Kemper’s insurance subsidiaries reinsure certain risks above certain retention levels with other insurance enterprises. These reinsurance agreements do not relieve Kemper’s insurance subsidiaries of their legal obligations to the policyholder. Amounts recoverable from reinsurers for benefits and losses are included in Other Receivables.
Gains related to long-duration reinsurance contracts are deferred and amortized over the life of the underlying reinsured policies. Losses related to long-duration reinsurance contracts are recognized immediately. Any gain or loss associated with reinsurance agreements for which Kemper’s insurance subsidiaries have been legally relieved of their obligations to the policyholder is recognized in the period of relief.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Adoption of New Accounting Standards
Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. The Company did not adopt any new accounting standards in 2011.
Accounting Standards Not Yet Adopted
FASB issues Accounting Standards Updates (“ASUs”) to amend the authoritative literature in ASC. There were twelve ASUs issued in 2011 that amend the original text of ASC. Except for ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements and ASU 2011-08, Testing Goodwill for Impairment, described below, none of the ASUs issued in 2011 are expected to have an impact on the Company. ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which was issued in 2010 and also described below, is expected to have an impact on the Company.
In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The standard is effective for interim and annual reporting periods beginning after December 15, 2011, with earlier adoption permitted. The provisions of the new standard can be applied either prospectively or retrospectively. The standard amends ASC Topic 944, Financial Services—Insurance, and modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The Company intends to adopt the standard on January 1, 2012 and apply its provisions retrospectively. The Company anticipates that the adoption of the standard will reduce consolidated shareholders’ equity by $100.4 million on January 1, 2012. The retrospective application of the standard will decrease reported net income for the years ended December 31, 2011, 2010 and 2009 by $9.3 million, $6.8 million and $5.7 million, respectively.
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
NOTE 3. DISCONTINUED OPERATIONS
The Company accounts for Kemper’s subsidiary, Fireside Bank, and the Company’s former Unitrin Business Insurance operations as discontinued operations. Fireside Bank, which began to exit the automobile finance business in 2009, was reported as a continuing operation in the 2010 and 2009 Consolidated Financial Statements. Accordingly, results of Fireside Bank and the related disclosures for the years ended December 31, 2010 and 2009 have been reclassified to conform to the current presentation in these consolidated financial statements.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 3. DISCONTINUED OPERATIONS (Continued)
Summary financial information included in Income (Loss) from Discontinued Operations for the years ended December 31, 2011, 2010 and 2009 is presented below:

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2011	2010	2009
Interest, Loan Fees and Earned Discounts	$31.8	$97.6	$175.0
Other Automobile Finance Revenues	1.4	1.4	3.5
Gain on Sale of Portfolio of Automobile Loan Receivables	4.5	—	—
Total Automobile Finance Revenues	37.7	99.0	178.5
Net Investment Income	0.5	1.9	2.8
Net Realized Gains on Sales of Investments	0.4	—	—
Total Revenues Included in Discontinued Operations	$38.6	$100.9	$181.3

Income (Loss) from Discontinued Operations before Income Taxes:
Fireside Bank:
Results of Operations	$18.7	$24.6	$1.6
Gain on Sale of Portfolio of Automobile Loan Receivables	4.5	—	—
Unitrin Business Insurance:
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	(3.7)	1.2	4.0
Income from Discontinued Operations before Income Taxes	19.5	25.8	5.6
Income Tax Expense	(6.7)	(10.3)	(8.4)
Income (Loss) from Discontinued Operations	$12.8	$15.5	$(2.8)

Income (Loss) from Discontinued Operations Per Unrestricted Share:
Basic	$0.21	$0.25	$(0.05)
Diluted	$0.21	$0.25	$(0.05)
During the first four months of 2011, all of the Certificates of Deposits that were outstanding at December 31, 2010 either matured or were redeemed by Fireside Bank in advance of their respective maturity dates. On October 20, 2011, Fireside Bank requested that the FDIC terminate Fireside Bank’s FDIC insurance, which request was granted on December 8, 2011, effective March 31, 2012.
Other Receivables at December 31, 2010 included automobile loan receivables, net of allowance for loan losses, with a carrying value of $337.6 million and an estimated fair value of $340.0 million. During the third quarter of 2011, Fireside Bank sold its active portfolio of automobile loan receivables with a carrying value of $214.2 million, net of Reserve for Loan Losses of $22.9 million, at a gain of $4.5 million before tax. Fireside Bank retained its portfolio of loans that had been previously charged off. Such portfolio is not carried on the Company’s Consolidated Balance Sheet. Accordingly, no automobile loans receivables were carried on the Company’s Consolidated Balance Sheet following the sale of the active loan portfolio.
Following approval from its regulators, Fireside Bank distributed $250.0 million of its capital to its parent company, Fireside Securities, in October 2011. Fireside Securities, then in turn, distributed the same amount to its parent company, Kemper Corporation. Fireside Bank had total capital of $16.1 million at December 31, 2011.
In 2008, the Company sold its Unitrin Business Insurance operations. The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to the date of the sale. Property and Casualty Insurance Reserves reported in the Company’s Consolidated Balance Sheets include $125.6 million and $155.0 million at December 31, 2011 and 2010, respectively, for the retained liabilities. In accordance with GAAP, changes in the Company’s estimate of such retained liabilities after the sale are reported as a separate component of the results of discontinued operations.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2011 were:

DOLLARS IN MILLIONS	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$439.4	$52.3	$—	$491.7
States and Political Subdivisions	1,705.0	148.4	(0.8)	1,852.6
Corporate Securities:
Bonds and Notes	2,040.1	311.6	(9.4)	2,342.3
Redeemable Preferred Stocks	76.7	5.1	(0.1)	81.7
Mortgage and Asset-backed	4.9	1.0	(0.8)	5.1
Investments in Fixed Maturities	$4,266.1	$518.4	$(11.1)	$4,773.4
Included in the fair value of Mortgage and Asset-backed investments at December 31, 2011 are $2.9 million of collateralized debt obligations, $1.7 million of non-governmental residential mortgage-backed securities, $0.4 million of other asset-backed securities and $0.1 million of commercial mortgage-backed securities.
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
The estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2011 by contractual maturity were:

DOLLARS IN MILLIONS
Due in One Year or Less	$90.7
Due after One Year to Five Years	502.6
Due after Five Years to Ten Years	961.2
Due after Ten Years	2,929.5
Asset-backed Securities Not Due at a Single Maturity Date	289.4
Investments in Fixed Maturities	$4,773.4
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at December 31, 2011 consisted of securities issued by the Government National Mortgage Association with a fair value of $255.8 million, securities issued by the Federal National Mortgage Association with a fair value of $27.7 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $0.8 million and securities of other issuers with a fair value of $5.1 million.
There were no unsettled purchases of Investments in Fixed Maturities at December 31, 2011 or December 31, 2010.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2011 were:

DOLLARS IN MILLIONS	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Preferred Stocks:
Finance, Insurance and Real Estate	$94.4	$1.0	$(8.7)	$86.7
Other Industries	18.0	2.6	(0.1)	20.5
Common Stocks:
Manufacturing	64.6	18.9	(0.1)	83.4
Other Industries	41.4	7.4	(1.8)	47.0
Other Equity Interests:
Exchange Traded Funds	66.0	0.6	—	66.6
Limited Liability Companies and Limited Partnerships	82.9	11.7	(1.5)	93.1
Investments in Equity Securities	$367.3	$42.2	$(12.2)	$397.3
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2010 were:

DOLLARS IN MILLIONS		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$94.4	$3.5	$(0.2)	$97.7
Other Industries	20.0	7.6	(0.2)	27.4
Common Stocks:
Intermec	86.9	50.6	—	137.5
Manufacturing	75.3	14.6	(0.3)	89.6
Other Industries	37.3	6.6	(0.1)	43.8
Other Equity Interests:
Exchange Traded Funds	76.5	2.7	—	79.2
Limited Liability Companies and Limited Partnerships	58.8	17.6	(1.2)	75.2
Investments in Equity Securities	$449.2	$103.2	$(2.0)	$550.4

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2011 is presented below:

DOLLARS IN MILLIONS	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$1.3	$—	$—	$—	$1.3	$—
States and Political Subdivisions	2.0	—	12.0	(0.8)	14.0	(0.8)
Corporate Securities:
Bonds and Notes	169.6	(5.1)	74.7	(4.3)	244.3	(9.4)
Redeemable Preferred Stocks	0.6	(0.1)	0.1	—	0.7	(0.1)
Mortgage and Asset-backed	—	—	2.7	(0.8)	2.7	(0.8)
Total Fixed Maturities	173.5	(5.2)	89.5	(5.9)	263.0	(11.1)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	54.9	(8.1)	2.2	(0.6)	57.1	(8.7)
Other Industries	1.8	—	2.8	(0.1)	4.6	(0.1)
Common Stocks:
Manufacturing	1.5	(0.1)	0.1	—	1.6	(0.1)
Other Industries	10.7	(1.8)	—	—	10.7	(1.8)
Other Equity Interests:
Limited Liability Companies and Limited Partnerships	17.1	(1.5)	—	—	17.1	(1.5)
Total Equity Securities	86.0	(11.5)	5.1	(0.7)	91.1	(12.2)
Total	$259.5	$(16.7)	$94.6	$(6.6)	$354.1	$(23.3)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. The portions of the declines in the fair values of investments that are determined to be other-than-temporary are reported as losses in the Consolidated Statements of Income in the periods when such determinations are made.
Unrealized losses on fixed maturities, which the Company has determined to be temporary at December 31, 2011, were $11.1 million, of which $5.9 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. Unrealized losses at December 31, 2011 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months” were insignificant. There were no unrealized losses at December 31, 2011 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Included in the preceding table under the heading “12 Months or Longer” are unrealized losses of $0.2 million at December 31, 2011 related to securities for which the Company has previously recognized foreign currency losses in earnings. Investment-grade fixed maturity investments comprised $5.7 million and below-investment-grade fixed maturity investments comprised $5.4 million of the unrealized losses on investments in fixed maturities at December 31, 2011. Unrealized losses for below-investment-grade fixed maturities included unrealized losses totaling $0.2 million for one issuer that the Company previously recognized foreign currency impairment losses in earnings. For the other remaining below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 4% of the amortized cost basis of the investment. At December 31, 2011, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2011 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
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
The vast majority of the Company’s preferred stocks in an unrealized loss position at December 31, 2011 were perpetual preferred stocks of financial institutions. The Company considers the debt-like characteristics of perpetual preferred stocks along with issuer ratings when evaluating impairment. All such preferred stocks paid dividends at the stated dividend rate during the twelve-month period preceding the evaluation date. The Company concluded that the declines in the fair values of these perpetual preferred stocks were temporary in nature, largely driven by market conditions, and since the Company intends to hold the securities until recovery, these investments were not considered to be other-than-temporarily impaired at December 31, 2011. The Company concluded that the unrealized losses on its investments in common stocks at December 31, 2011 were temporary based on the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. By the nature of their underlying investments, the Company believes that its investments in the limited liability partnerships also exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities were temporary at December 31, 2011.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
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
Unrealized losses on fixed maturities, which the Company determined to be temporary at December 31, 2010, were $32.2 million, of which $11.5 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at December 31, 2010 related to securities for which the Company has recognized credit losses in earnings in the preceding table under either the heading “Less Than 12 Months” or the heading “12 Months or Longer.” Included in the preceding table under the heading “12 Months or Longer” are unrealized losses of $0.1 million at December 31, 2010 related to securities for which the Company has recognized foreign currency losses in earnings. Investment-grade fixed maturity investments comprised $28.1 million and below-investment-grade fixed maturity investments comprised $4.1 million of the unrealized losses on investments in fixed maturities at December 31, 2010. Unrealized losses for below-investment-grade fixed maturities included unrealized losses totaling $0.1 million for one issuer that the Company recognized foreign currency impairment losses in earnings for the year ended December 31, 2010. For the other remaining below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 4% of the amortized cost basis of the investment. At December 31, 2010, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2010 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
The vast majority of the Company’s preferred stocks in an unrealized loss position at December 31, 2010 are perpetual preferred stocks of financial institutions and public utilities. The Company considers the debt-like characteristics of perpetual preferred stocks along with issuer ratings when evaluating impairment. All such preferred stocks paid dividends at the stated

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
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
The following table sets forth the pre-tax amount of OTTI credit losses, recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of December 31, 2011, 2010 and 2009, for which a portion of the OTTI loss has been recognized in Accumulated Other Comprehensive Income, and the corresponding changes in such amounts.

	Jan 1, 2011 to	Jan 1, 2010 to	April 1, 2009 to
DOLLARS IN MILLIONS	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Balance at Beginning of Period	$2.4	$3.7	$39.8
Additions for Previously Unrecognized OTTI Credit Losses	2.2	5.3	1.9
Increases to Previously Recognized OTTI Credit Losses	—	0.4	0.9
Reductions to Previously Recognized OTTI Credit Losses	(0.7)	(1.7)	(0.2)
Reductions due to Intent to Sell Investments	—	(5.1)	(35.6)
Reductions for Investments Sold During Period	—	(0.2)	(3.1)
Balance at End of Period	$3.9	$2.4	$3.7
On June 10, 2010, Kemper’s subsidiary, Trinity, entered into a pre-arranged trading plan (the “Trading Plan”) with UBS Financial Services Inc. (“UBS”) in accordance with SEC Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, covering the sale over a period of one year of up to 1.5 million shares of Intermec common stock that were owned by Trinity. During the second quarter of 2010, Trinity sold 255,904 shares of Intermec common stock under the Trading Plan. During the third quarter of 2010, Trinity sold an additional 1,244,096 shares of Intermec common stock, thereby completing the Trading Plan. As a result of these sales, the Company’s approximate voting percentage in Intermec was reduced to 18% at September 30, 2010. As a result of this change in ownership and other qualitative factors, the Company determined that its investment in the common stock of Intermec no longer qualified for the equity method of accounting. Accordingly, beginning with the Company’s September 30, 2010 interim consolidated financial statements, the Company’s investment in Intermec common stock was included in Investments in Equity Securities and was reported at its fair value. Prior to discontinuing the use of the equity method of accounting for Intermec, the Company used a reporting lag of three months to report its proportionate share of Intermec’s results. Accordingly, Equity in Net Loss of Investee for the year ended December 31, 2010 relates to the Company’s proportionate share of results that Intermec reported for the nine months ended June 30, 2010. During the fourth quarter of 2010, Trinity sold an additional 293,760 shares of Intermec common stock. Net Realized Gains on Sales of Investments includes gains of $5.4 million arising from the sales of Intermec common stock for the year ended December 31, 2010, of which $0.8 million has been reported as net realized gains on sales of investee and $4.6 million has been included in net realized gains on sales of equity securities. In 2011, the Company disposed of its remaining holdings of Intermec common stock. During the first nine months of 2011, the Company sold 3,554,240 shares of Intermec common stock in open market transactions at a gain of $8.3 million. On September 14, 2011, the Company contributed its remaining holdings of 7,309,764 shares of Intermec common and cash to the Company’s pension plan. The Company recognized a realized loss of $7.0 million on the contribution of Intermec common stock. See Note 14, “Income from Investments,” and Note 17, “Pension Benefits,” to the Consolidated Financial Statements.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
The carrying values of the Company’s Other Investments at December 31, 2011 and 2010 were:

DOLLARS IN MILLIONS	2011	2010
Loans to Policyholders at Unpaid Principal	$253.9	$238.4
Real Estate at Depreciated Cost	239.4	249.9
Trading Securities	4.4	5.1
Other	0.6	0.8
Total	$498.3	$494.2

NOTE 5. GOODWILL
Goodwill balances by business segment at December 31, 2011 were:

DOLLARS IN MILLIONS	2011
Preferred	$49.6
Specialty	42.8
Life and Health Insurance	219.4
Total	$311.8
The Company tests goodwill for recoverability on an annual basis at the beginning of the first quarter and, if circumstances or events indicate that the fair value of a reporting unit may have declined below its carrying value, such tests are performed at intervening interim periods. Accordingly, the Company tested goodwill associated with each of its reporting units for recoverability on January 1, 2011. However, no goodwill was associated with, and, accordingly, no testing was required for the Direct segment. The Company principally used projections of discounted future cash flows to estimate the fair values of the reporting units tested. For each reporting unit tested, the estimated fair value exceeded the carrying value of the reporting unit, and the Company concluded that the associated goodwill was recoverable at the aforementioned date tested.
Goodwill activity by business segment for the year ended December 31, 2010 is presented below.

DOLLARS IN MILLIONS	Balance at Beginning of Year	Write-off of Goodwill	Other	Balance at End of Year
Preferred	$49.6	$—	$—	$49.6
Specialty	42.8	—	—	42.8
Life and Health Insurance	239.4	(14.8)	(5.2)	219.4
Total	$331.8	$(14.8)	$(5.2)	$311.8
The Company tested goodwill associated with each of its reporting units for recoverability on January 1, 2010. The quoted value of Kemper’s common stock was significantly below the book value per share of the Company at September 30, 2010 and December 31, 2010. Accordingly, the Company also tested goodwill associated with each of its reporting units for recoverability at these intervening interim dates. However, no goodwill was associated with, and, accordingly, no testing was required for the Direct segment at any of the aforementioned dates in 2010. The Company principally used projections of discounted future cash flows to estimate the fair values of the reporting units tested. Except for the Company’s Reserve National reporting unit, for each reporting unit tested, the estimated fair value exceeded the carrying value of the reporting unit, and the Company concluded that the associated goodwill was recoverable at each aforementioned date tested.
With respect to the Company’s Reserve National reporting unit, included in the Company’s Life and Health Insurance segment, the estimated fair value, based on a projection of discounted future cash flows, exceeded the carrying value of the reporting unit at January 1, 2010. Accordingly, the Company concluded that the goodwill associated with its Reserve National reporting unit was recoverable at January 1, 2010. Reserve National focuses on providing non-comprehensive health insurance coverages. During the first quarter of 2010, the Health Care Acts were signed into law. The Company determined that the Health Care Acts could have an adverse impact on Reserve National’s prospects. Accordingly, the Company tested goodwill associated with Reserve National for recoverability at March 31, 2010. During the first quarter of 2010, the Company also began a process to

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 5. GOODWILL (Continued)
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
During the third quarter of 2010, the sales process continued with several potential buyers conducting on-site due diligence reviews. On September 23, 2010, the NAIC published for comment a model regulation containing the definitions and methodologies for calculating the medical loss ratios under the Health Care Acts. On October 21, 2010, the NAIC voted to adopt a model regulation containing such definitions and methodologies and authorized the delivery of such model regulation to the U.S. Department of Health and Human Services (“HHS”) for certification. Based on these proposed regulations, the Company concluded that it was more likely than previously believed that the minimum loss ratio provisions under the Health Care Acts would apply to Reserve National’s non-comprehensive health insurance coverages. Accordingly, based on the status of the sales process to date, the continuing uncertainty about the impact of the Health Care Acts on Reserve National’s operations and the increased likelihood that the minimum loss ratio provisions of the Health Care Acts would apply to Reserve National’s non-comprehensive health insurance coverages, the Company concluded that the sales process was unlikely to result in a sales price that would exceed the carrying value of Reserve National, which included the associated goodwill, at September 30, 2010. Accordingly, an additional evaluation was necessary to determine the amount of implied goodwill that would result from a pro forma allocation of the estimated fair value of Reserve National to the fair value of the assets and liabilities of Reserve National as if it had been acquired in a business combination on the evaluation date. The Company assumed that no value would be assigned to goodwill in a pro forma allocation. Thus, the Company determined that all of the goodwill associated with Reserve National was impaired and not recoverable at September 30, 2010 and wrote off $14.8 million of goodwill in the third quarter of 2010.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES
Property and Casualty Insurance Reserve activity for the years ended December 31, 2011, 2010 and 2009 was:

DOLLARS IN MILLIONS	2011	2010	2009
Beginning Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$1,118.7	$1,211.3	$1,268.7
Less Reinsurance Recoverables and Indemnification at Beginning of Year	78.1	77.4	84.6
Property and Casualty Insurance Reserves, Net of Reinsurance and Indemnification at Beginning of Year	1,040.6	1,133.9	1,184.1
Property and Casualty Insurance Reserves Acquired, Net of Reinsurance	—	—	94.7
Incurred Losses and LAE related to:
Current Year:
Continuing Operations	1,338.5	1,310.5	1,447.3
Prior Years:
Continuing Operations	(35.0)	(22.0)	(77.9)
Discontinued Operations	1.9	(2.9)	(3.0)
Total Incurred Losses and LAE related to Prior Years	(33.1)	(24.9)	(80.9)
Total Incurred Losses and LAE	1,305.4	1,285.6	1,366.4
Paid Losses and LAE related to:
Current Year:
Continuing Operations	887.7	825.7	970.3
Prior Years:
Continuing Operations	472.9	510.8	490.9
Discontinued Operations	30.8	42.4	50.1
Total Paid Losses and LAE related to Prior Years	503.7	553.2	541.0
Total Paid Losses and LAE	1,391.4	1,378.9	1,511.3
Property and Casualty Insurance Reserves, Net of Reinsurance and Indemnification at End of Year	954.6	1,040.6	1,133.9
Plus Reinsurance and Indemnification Recoverables at End of Year	74.5	78.1	77.4
Property and Casualty Insurance Reserves, Gross of Reinsurance at End of Year	$1,029.1	$1,118.7	$1,211.3
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
In 2011, the Company reduced its property and casualty insurance reserves by $33.1 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $29.3 million and commercial lines insurance losses and LAE reserves developed favorably by $3.8 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2010, 2009 and 2008 accident years and favorable development on certain catastrophes.
In 2010, the Company reduced its property and casualty insurance reserves by $24.9 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $21.6 million and commercial lines insurance losses and LAE reserves developed favorably by $3.3 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2009, 2007 and 2006 accident years, partially offset by adverse development on certain hurricanes.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
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
The Company cannot predict whether loss and LAE will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. The Company believes that any such development will not have a material effect on the Company’s consolidated financial position, but could have a material effect on the Company’s consolidated financial results for a given period.
Reinsurance and indemnification recoverables on property and casualty insurance reserves were $74.5 million and $78.1 million at December 31, 2011 and 2010, respectively. These reinsurance recoverables are concentrated with several reinsurers, the vast majority of which are highly rated by one or more of the principal investor and/or insurance company rating agencies. While most of the reinsurance recoverables were unsecured at December 31, 2011 and 2010, the agreements with the reinsurers generally provide for some form of collateralization upon the occurrence of certain events. The largest reinsurance recoverable on property and casualty insurance is from General Security National Insurance Company (“GSNIC”), a subsidiary of SCOR and is unsecured. In 2002, the Company acquired two insurance companies from SCOR. Under the agreement governing the acquisition of these insurance companies, SCOR and/or GSNIC are responsible for all liabilities of these insurance companies incurred prior to the acquisition. Reinsurance recoverables at December 31, 2011 and 2010 included $21.8 million and $27.1 million, respectively, from GSNIC.
NOTE 7. NOTES PAYABLE
Total debt outstanding at December 31, 2011 and 2010 was:

DOLLARS IN MILLIONS	2011	2010
Senior Notes at Amortized Cost:
6.00% Senior Notes due May 15, 2017	$356.8	$356.3
6.00% Senior Notes due November 30, 2015	248.2	247.8
Mortgage Note Payable at Amortized Cost	5.6	5.7
Notes Payable at Amortized Cost	$610.6	$609.8
Interest Expense on Notes Payable, including facility fees and accretion of discount, for the years ended December 31, 2011, 2010 and 2009 was:

DOLLARS IN MILLIONS	2011	2010	2009
Notes Payable under Revolving Credit Agreement	$2.0	$2.0	$1.1
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	22.0	22.0	22.0
6.00% Senior Notes due November 30, 2015	15.4	1.6	—
4.875% Senior Notes due November 1, 2010	—	8.4	10.1
Mortgage Note Payable	0.4	0.4	0.4
Interest Expense before Capitalization of Interest	39.8	34.4	33.6
Capitalization of Interest	(2.5)	(1.8)	(0.7)
Total Interest Expense	$37.3	$32.6	$32.9

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 7. NOTES PAYABLE (Continued)
Interest Paid on Notes Payable, including facility fees, for the years ended December 31, 2011, 2010 and 2009 was:

DOLLARS IN MILLIONS	2011	2010	2009
Notes Payable under Revolving Credit Agreement	$1.2	$1.2	$3.2
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	21.6	21.6	21.6
6.00% Senior Notes due November 30, 2015	15.2	—	—
4.875% Senior Notes due November 1, 2010	—	9.8	9.8
Mortgage Note Payable	0.4	0.4	0.4
Total Interest Paid	$38.4	$33.0	$35.0
On October 30, 2009, Kemper entered into the 2012 Credit Agreement, a three-year, $245 million, unsecured, revolving credit agreement, expiring October 30, 2012, with a group of financial institutions. The 2012 Credit Agreement replaced the 2010 Credit Agreement, which was a $325 million, unsecured, revolving credit agreement scheduled to expire on June 30, 2010 and was terminated on October 30, 2009. There were no borrowings under the 2010 Credit Agreement at its termination. The 2012 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2012 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance and Trinity. Proceeds from advances under the 2012 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness.
During the third quarter of 2011, Kemper borrowed $95.0 million under the 2012 Credit Agreement. The proceeds from the borrowing were used, in part, to make a voluntary contribution of $83.7 million to fully fund the Company’s defined benefit pension plan under the funding requirements of ERISA. The contribution consisted of cash of $32.2 million and 7,309,764 shares of Intermec common stock purchased from Kemper’s subsidiary, Trinity, with some of the proceeds (see Note 17, “Pension Benefits,” to the Consolidated Financial Statements). Kemper repaid $30.0 million and $65.0 million of the borrowing in September and October of 2011, respectively.
In the fourth quarter of 2010, Kemper borrowed $140 million under the 2012 Credit Agreement. As discussed below, Kemper used a portion of the proceeds from the issuance of its 2015 Senior Notes to repay in full the borrowings under the 2012 Credit Agreement.
Kemper had no outstanding advances under the 2012 Credit Agreement at either December 31, 2011 or 2010. The amount available for borrowing under the 2012 Credit Agreement was $245 million at both December 31, 2011 and 2010.
On November 24, 2010, Kemper issued $250 million of its 6.00% senior notes due November 30, 2015. The 2015 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper issued the 2015 Senior Notes for proceeds of $247.8 million, net of transaction costs, for an effective yield of 6.21%. Kemper used a portion of the proceeds from the sale of the 2015 Senior Notes to repay borrowings of $140 million under the 2012 Credit Agreement and to make a capital contribution of $60 million to its subsidiary, United Insurance.
In 2007, Kemper issued $360 million of its 6.00% senior notes due May 15, 2017. The 2017 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper issued the 2017 Senior Notes for proceeds of $354.8 million, net of transaction costs, for an effective yield of 6.19%. Kemper used a portion of the proceeds from the sale of the 2017 Senior Notes to repay the $300 million aggregate principal amount of its 5.75% Senior Notes which matured on July 1, 2007.
In 2003, Kemper issued $200 million of its 4.875% senior notes due November 1, 2010 for an effective yield of 5.04%. The 2010 Senior Notes were repaid and retired on November 1, 2010.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 8. LEASES
The Company leases certain office space under non-cancelable operating leases, with initial terms typically ranging from one to ten years, along with options that permit renewals for additional periods. The Company also leases certain equipment under non-cancelable operating leases, with initial terms typically ranging from one to five years. Minimum rent is expensed on a straight-line basis over the term of the lease.
Net rental expense for operating leases for the years ended December 31, 2011, 2010 and 2009 was:

DOLLARS IN MILLIONS	2011	2010	2009
Minimum Rental Expense	$31.5	$35.6	$32.0
Less Sublease Rental Income	(2.1)	(2.4)	(1.7)
Net Rental Expense	$29.4	$33.2	$30.3
Future minimum lease payments under capital and operating leases at December 31, 2011 were:

DOLLARS IN MILLIONS	Capital Leases	Operating Leases
2012	$2.2	$26.8
2013	1.0	24.6
2014	0.3	20.1
2015	—	13.0
2016	—	10.5
2017 and Thereafter	—	15.5
Total Future Payments	$3.5	$110.5
Less Imputed Interest	(0.3)
Present Value of Minimum Capital Lease Payments	$3.2
The total of minimum rentals to be received in the future under non-cancelable subleases was $10.5 million at December 31, 2011.
NOTE 9. SHAREHOLDERS’ EQUITY
Kemper is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2011 and 2010. There were 60,248,582 shares and 61,066,587 shares of common stock outstanding at December 31, 2011 and 2010, respectively. Common stock outstanding included 289,659 shares and 218,156 shares at December 31, 2011 and 2010, respectively, that have been issued, subject to certain vesting and other requirements, in connection with the Company’s long-term equity compensation plans. See Note 10, “Long-Term Equity-based Compensation,” to the Consolidated Financial Statements for an additional discussion of the restrictions and vesting provisions.
On August 4, 2004, the Board of Directors declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock of Kemper, pursuant to a shareholder rights plan. The rights have a term of 10 years. The description and terms of the rights are set forth in a rights agreement between Kemper and Computershare Trust Company, N.A., as rights agent.
Kemper repurchased and retired 0.9 million shares of its common stock in open market transactions at an aggregate cost of $27.4 million in 2011. Kemper repurchased and retired 1.4 million shares of its common stock in open market transactions at an aggregate cost of $34.4 million in 2010. Kemper did not repurchase any of its common stock in open market transactions in 2009. Common Stock, Paid-in Capital and Retained Earnings were reduced on a pro rata basis for the cost of the repurchased shares.
Various state insurance laws restrict the amount that an insurance subsidiary may pay in the form of dividends, loans or advances without the prior approval of regulatory authorities. Also, that portion of an insurance subsidiary’s net equity which results from differences between statutory insurance accounting practices and GAAP would not be available for cash dividends,

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 9. SHAREHOLDERS’ EQUITY (Continued)
loans or advances. Kemper’s insurance subsidiaries paid dividends of $70.5 million in cash to Kemper in 2011. In 2012, Kemper’s insurance subsidiaries would be able to pay approximately $175 million in dividends to Kemper without prior regulatory approval. Fireside Bank previously agreed not to pay dividends without the prior approval of its regulators, the FDIC and CDFI. Following approval from its regulators, Fireside Bank distributed $250 million of its capital to its parent company, Fireside Securities, in October 2011. Fireside Securities, then in turn, distributed the same amount to its parent company, Kemper. Fireside Bank had capital of $16.1 million at December 31, 2011. Fireside Bank will be able to distribute its capital without regulatory approval on April 1, 2012.
Kemper’s insurance subsidiaries are required to file financial statements prepared on the basis of statutory insurance accounting practices which is a comprehensive basis of accounting other than GAAP. Statutory capital and surplus for the Company’s life and health insurance subsidiaries was approximately $475 million and was $400.1 million at December 31, 2011 and 2010, respectively. Statutory net income for the Company’s life and health insurance subsidiaries was income of approximately $115 million, was income of $80.4 million and was income of $79.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Statutory capital and surplus for the Company’s property and casualty insurance subsidiaries was approximately $815 million and was $905.0 million at December 31, 2011 and 2010, respectively. Statutory net income for the Company’s property and casualty insurance subsidiaries was income of approximately $33 million, was income of $117.3 million and was income of $75.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Statutory capital and surplus and statutory net income exclude Fireside Bank and parent company operations.
NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION
On May 4, 2011, Kemper’s shareholders approved the 2011 Omnibus Equity Plan (the “Omnibus Plan”). The Omnibus Plan is a long-term equity-based compensation plan designed to attract, motivate and retain key employees and/or directors of the Company. The Omnibus Plan replaced the Company’s previous employee stock option plans, director stock option plan and restricted stock plan (collectively, the “Prior Plans”). Awards previously granted under the Prior Plans remain outstanding in accordance with their original terms. Beginning May 4, 2011, equity-based compensation awards may only be granted under the Omnibus Plan. A maximum number of 10,000,000 shares of Kemper common stock may be issued under the Omnibus Plan (the “Share Authorization”). As of December 31, 2011, there were 9,900,450 common shares available for future grants under the Omnibus Plan, of which 518,625 shares related to performance-based restricted stock awards outstanding under the Prior Plans were reserved for future grants.
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
For equity-based compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Equity-based compensation expense for all of the Company’s long-term equity-based compensation plans was $5.3 million, $4.2 million and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Total unamortized compensation expense related to nonvested awards of such plans at December 31, 2011 was $5.2 million, which is expected to be recognized over a weighted-average period of 1.5 years.
The Compensation Committee of the Board of Directors, or the Board’s authorized designee, has sole discretion to determine the persons to whom awards under the Omnibus Plan are granted, and the material terms of the awards. For stock options, material terms include the number of shares covered by such options and the exercise price, vesting and expiration dates of such options. Options are non-transferable and are exercisable in installments. Stock options to purchase Kemper’s common stock are granted at prices equal to the fair value of Kemper’s common stock on the date of grant. Prior to 2003, only non-qualified stock options had been granted. Beginning in 2003, options granted to employees were coupled with tandem stock appreciation rights (“SARs”), settled in Kemper common stock. Employee options generally vest over a period of three and one-half years and expire ten years from the date of grant. Each new member of the Board of Directors who is not employed by the Company

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
(“Non-Employee Director”) receives an initial option to purchase 4,000 shares of Kemper common stock immediately upon becoming a director. Thereafter, on the date of each of Kemper’s annual meetings of shareholders, eligible Non-Employee Directors automatically receive annual grants of options to purchase 4,000 shares of common stock for so long as they remain eligible directors. Such options granted to Non-Employee Directors are exercisable one year from the date of grant at an exercise price equal to the fair market value of Kemper’s common stock on the date of grant and expire 10 years from the date of grant.
All of the Company’s prior stock option plans included provisions, subject to certain limitations, to automatically grant restorative, or reload stock options (“Restorative Options”), to replace shares of previously owned Kemper common stock that an exercising option holder surrenders, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise. The restorative feature was eliminated prospectively for original option awards granted on or after February 3, 2009. Restorative Options may still be granted, subject to certain limitations, in connection with the exercise of original options granted before February 3, 2009. Restorative Options are subject to the same terms and conditions as the original options, including the expiration date, except that the exercise price is equal to the fair value of Kemper common stock on the date of grant of a Restorative Option and cannot be exercised until six months after the date of grant. The grant of a Restorative Option does not result in an increase in the total number of shares and options held by an employee, but changes the mix of the two.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The expected terms of options are developed by considering the Company’s historical share option exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Further, the Company aggregates individual awards into relatively homogenous groups that exhibit similar exercise behavior to obtain a more refined estimate of the expected term of options. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. For original option grants made in 2009, the dividend yield assumed was the average, annualized dividend yield computed over the twenty consecutive quarters preceding the date of grant. Each quarterly dividend yield was calculated by dividing the amount of declared dividend per share during each quarter by the closing price of Kemper common stock at the end of such quarter. The quarterly yields were then annualized and averaged to arrive at the dividend yield assumed. In light of the economic conditions at the beginning of 2009, the Company believed that basing dividend yield over a longer historical period of time was likely to be more consistent with the actual yield during the expected life of the option rather than the then current dividend yield. For original option grants made in 2010, the dividend yield assumed was the annualized continuous dividend yield on Kemper common stock on the date of grant. The dividend yield in 2011 and 2010 was calculated by taking the natural logarithm of the annualized yield divided by the Kemper common stock price on the date of grant. The Company believes that basing the dividend yield on the current annualized yield is likely to be more consistent with the actual yield during the expected life of the option. No Restorative Options were granted in 2011, 2010 or 2009. The risk free interest rate was the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option.
The assumptions used in the Black-Scholes pricing model for options granted during the years ended December 31, 2011, 2010 and 2009, were as follows:

	2011			2010			2009
RANGE OF VALUATION ASSUMPTIONS
Expected Volatility	41.26%	-	55.16%	40.55%	-	50.51%	33.08%	-	40.30%
Risk Free Interest Rate	1.30	-	2.87	1.70	-	3.20	1.63	-	3.10
Expected Dividend Yield	3.15	-	3.38	3.25	-	3.58	4.59	-	5.21
WEIGHTED-AVERAGE EXPECTED LIFE IN YEARS
Employee Grants	3.5	-	7.0	4.0	-	7.0	4.0	-	7.5
Director Grants	6.0			6.0			7.0

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Option and SAR activity for the year ended December 31, 2011 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ In Millions)
Outstanding at Beginning of the Year	4,004,546	$42.34
Granted	313,750	28.10
Exercised	(30,206)	19.07
Forfeited or Expired	(655,692)	45.69
Outstanding at December 31, 2011	3,632,398	40.70	4.24	$5.7
Vested and Expected to Vest at December 31, 2011	3,604,694	$40.81	4.21	$5.6
Exercisable at December 31, 2011	3,145,959	$43.15	3.57	$3.6
The weighted-average grant-date fair values of options granted during 2011, 2010 and 2009 were $9.11, $7.60 and $3.11, respectively. Total intrinsic value of stock options exercised was $0.3 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively. Cash received from option exercises was $0.2 million and $0.5 million for the years ended December 31, 2011 and 2010, respectively. Total tax benefits realized for tax deductions from option exercises were $0.1 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively. No options were exercised during 2009.
Information pertaining to options outstanding at December 31, 2011 is presented below:

			Outstanding			Exercisable
Range of Exercise Prices			Shares Subject to Options	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Life (in Years)	Shares Subject to Options	Weighted- Average Exercise Price Per Share ($)
$10.00	-	$15.00	209,000	$13.55	7.10	156,749	$13.55
15.01	-	20.00	8,000	16.48	7.35	8,000	16.48
20.01	-	25.00	313,750	23.74	8.27	118,875	23.63
25.01	-	30.00	386,199	27.66	8.08	146,886	26.83
30.01	-	35.00	2,163	31.34	1.10	2,163	31.34
35.01	-	40.00	343,077	37.25	5.99	343,077	37.25
40.01	-	45.00	502,863	43.32	2.18	502,863	43.32
45.01	-	50.00	1,374,021	48.68	3.10	1,374,021	48.68
50.01	-	55.00	493,325	51.12	1.50	493,325	51.12
10.00	-	55.00	3,632,398	40.70	4.24	3,145,959	43.15
Recipients of restricted stock are entitled to full dividend and voting rights on the same basis as all other outstanding shares of Kemper common stock and all awards are subject to forfeiture until certain restrictions have lapsed. Prior to February 3, 2009, only awards of time-vested restricted stock had been granted under the restricted stock plan. Beginning on February 3, 2009, in addition to time-vested restricted stock granted to certain employees and officers, the Company began awarding performance-based restricted stock to certain officers and employees under the restricted stock plan. The initial number of shares awarded to each participant represents the shares that would vest if the performance goals were achieved at the “target” performance level. The final payout of these awards will be determined based on Kemper’s total shareholder return over a three-year performance period relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index (“Peer Group”).

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Performance-based restricted stock awards are earned over a three-year performance period. If, at the end of the performance period, the Company’s relative performance:

•	exceeds the “target” performance level, additional shares of stock will be issued to the award recipient;

•	is below the “target” performance level, only a portion of the shares of performance-based restricted stock originally issued to the award recipient will vest; or

•	is below a “minimum” performance level, none of the shares of performance-based restricted stock originally issued to the award recipient will vest.
The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based shares for the 2011 and 2010 three-year performance periods was 63,950 common shares and 56,900 common shares, respectively, at December 31, 2011. For the 2009 three-year performance period, the Company exceeded target performance levels with a payout percentage of 183%. Accordingly, an additional 39,748 shares of stock were issued to award recipients on January 31, 2012.
The grant-date fair values of time-based restricted stock awards are determined using the closing price of Kemper common stock on the date of grant. The grant date fair values of the performance-based restricted stock awards are determined using the Monte Carlo simulation method.
The Monte Carlo simulation model produces a risk-neutral simulation of the daily returns on the common stock of Kemper and each of the other companies included in the Peer Group. Returns generated by the simulation depend on the risk-free interest rate used and the volatilities of, and the correlation between, these stocks. The model simulates stock prices and dividend payouts to the end of the three-year performance period. Total shareholder returns are generated for each of these stocks based on the simulated prices and dividend payouts. The total shareholder returns are then ranked, and Kemper’s simulated ranking is converted to a payout percentage based on the terms of the performance-based restricted stock awards. The payout percentage is applied to the simulated stock price at the end of the performance period, reinvested dividends are added back, and the total is discounted to the valuation date at the risk-free rate. This process is repeated approximately ten thousand times, and the grant date fair value is equal to the average of the results from these trials.
Activity related to nonvested restricted stock for the year ended December 31, 2011 is presented below:

	Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share ($)
Nonvested Balance at Beginning of the Year	218,156	$23.72
Granted	137,925	33.38
Vested	(50,821)	30.18
Forfeited	(15,601)	22.94
Nonvested Balance at December 31, 2011	289,659	27.23
Restricted stock granted during the year ended December 31, 2011 includes 72,450 shares of time-vested restricted stock and 65,475 shares of performance-based restricted stock. The nonvested balance of restricted stock at December 31, 2011 was comprised of 116,784 shares of time-vested restricted stock and 172,875 shares of performance-based restricted stock. The total fair value of restricted stock that vested, all of which were time-based restricted stock awards, during the years ended December 31, 2011, 2010 and 2009 was $1.4 million, $2.2 million and $0.8 million, respectively. Tax benefits for tax deductions realized from the vesting of restricted stock were $0.5 million, $0.8 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 11. RESTRUCTURING EXPENSES
Activity related to restructuring costs from continuing operations for the years ended December 31, 2011, 2010 and 2009 is presented below:

DOLLARS IN MILLIONS	2011	2010	2009
Liability at the Beginning of Year:
Employee Termination Costs	$0.6	$1.6	$0.1
Early Lease Termination Costs	0.1	0.6	0.3
Other Associated Costs	—	—	—
Liability at the Beginning of Year	0.7	2.2	0.4
Expenses Incurred:
Employee Termination Costs	2.1	1.1	8.0
Early Lease Termination Costs	1.4	—	1.4
Other Associated Costs	0.1	—	—
Total Expenses Incurred	3.6	1.1	9.4
Payments of:
Employee Termination Costs	2.0	2.1	6.5
Early Lease Termination Costs	0.5	0.5	1.1
Other Associated Costs	0.1	—	—
Total Payments	2.6	2.6	7.6
Liability at End of Year:
Employee Termination Costs	0.7	0.6	1.6
Early Lease Termination Costs	1.0	0.1	0.6
Other Associated Costs	—	—	—
Liability at End of Year	$1.7	$0.7	$2.2
As discussed in Note 1, “Basis of Presentation and Significant Estimates,” to the Consolidated Financial Statements, Kemper’s subsidiary, Trinity, completed its acquisition of Direct Response on February 13, 2009. The results of Direct Response’s operations are included in the Direct segment. The Direct segment recognized restructuring expenses of $2.4 million, $0.9 million and $7.2 million in 2011, 2010 and 2009, in part, due to integrating Direct Response’s operations into its operations.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 12. INCOME FROM CONTINUING OPERATIONS PER UNRESTRICTED SHARE
The Company’s awards of restricted common stock contain a right to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
DOLLARS IN MILLIONS
Income from Continuing Operations	$70.9	$169.1	$167.5
Less Income from Continuing Operations Attributed to Restricted Shares	0.3	0.8	0.5
Income from Continuing Operations Attributed to Unrestricted Shares	70.6	168.3	167.0
Dilutive Effect on Income of Kemper Equity-based Compensation Equivalent Shares	—	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$70.6	$168.3	$167.0
SHARES IN THOUSANDS
Weighted-Average Unrestricted Shares Outstanding	60,262.6	61,681.2	62,132.6
Kemper Equity-based Compensation Equivalent Shares	103.9	85.7	23.5
Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	60,366.5	61,766.9	62,156.1
PER UNRESTRICTED SHARE IN WHOLE DOLLARS
Basic Income from Continuing Operations Per Unrestricted Share	$1.17	$2.73	$2.69
Diluted Income from Continuing Operations Per Unrestricted Share	$1.17	$2.73	$2.69
The dilutive effect of Investee Equivalent Shares on Income from Continuing Operations was not significant for the years ended December 31, 2010 and 2009.
Options outstanding to purchase 3.3 million, 4.1 million and 4.7 million shares of Kemper common stock were excluded from the computation of Kemper Equity-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the years ended December 31, 2011, 2010 and 2009, respectively, because the exercise price exceeded the average market price.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 13. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Other Comprehensive Income for the years ended December 31, 2011, 2010 and 2009 was:

DOLLARS IN MILLIONS	2011	2010	2009
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$232.1	$195.8	$207.5
Reclassification Adjustment for Amounts Included in Net Income	(30.9)	(18.8)	26.8
Unrealized Holding Gains (Losses)	201.2	177.0	234.3
Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	0.4	(2.6)	1.7
Reclassification Adjustment for Amounts Included in Net Income	—	2.1	(0.1)
Foreign Currency Translation Adjustments	0.4	(0.5)	1.6
Equity in Other Comprehensive Income (Loss) of Investee	—	2.9	(2.2)
Unrecognized Postretirement Benefit Costs Arising During the Year	(53.9)	(27.9)	31.2
Amortization of Unrecognized Postretirement Benefit Costs	8.7	1.2	(1.9)
Net Unrecognized Postretirement Benefit Costs	(45.2)	(26.7)	29.3
Other Comprehensive Income Before Income Taxes	156.4	152.7	263.0
Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	(82.5)	(69.2)	(73.3)
Reclassification Adjustment for Amounts Included in Net Income	10.9	6.6	(9.4)
Unrealized Holding Gains and Losses	(71.6)	(62.6)	(82.7)
Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	(0.1)	1.0	(0.6)
Reclassification Adjustment for Amounts Included in Net Income	—	(0.8)	—
Foreign Currency Translation Adjustment	(0.1)	0.2	(0.6)
Equity in Other Comprehensive (Income) Loss of Investee	—	(1.0)	0.8
Unrecognized Postretirement Benefit Costs Arising During the Year	19.0	9.8	(11.3)
Amortization of Unrecognized Postretirement Benefit Costs	(3.1)	(0.5)	0.6
Net Unrecognized Postretirement Benefit Costs	15.9	9.3	(10.7)
Income Tax Benefit (Expense)	(55.8)	(54.1)	(93.2)
Other Comprehensive Income	$100.6	$98.6	$169.8
The components of Accumulated Other Comprehensive Income at December 31, 2011 and 2010 were:

DOLLARS IN MILLIONS	2011	2010
Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$1.5	$0.8
Other Net Unrealized Gains on Investments	345.7	216.8
Foreign Currency Translation Adjustments, Net of Income Taxes	(0.3)	(0.6)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(88.9)	(59.6)
Accumulated Other Comprehensive Income	$258.0	$157.4

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 14. INCOME FROM INVESTMENTS
Net Investment Income for the years ended December 31, 2011, 2010 and 2009 was:

DOLLARS IN MILLIONS	2011	2010	2009
Investment Income:
Interest and Dividends on Fixed Maturities	$246.6	$243.8	$241.0
Dividends on Equity Securities	25.2	16.0	13.2
Short-term Investments	0.1	0.3	0.8
Loans to Policyholders	17.7	16.5	15.4
Real Estate	26.0	27.1	28.4
Equity Method Limited Liability Investments	9.6	48.8	47.7
Other	0.3	—	0.3
Total Investment Income	325.5	352.5	346.8
Investment Expenses:
Real Estate	25.9	25.7	26.4
Other Investment Expenses	1.6	1.1	0.5
Total Investment Expenses	27.5	26.8	26.9
Net Investment Income	$298.0	$325.7	$319.9
Other Receivables includes accrued investment income of $76.1 million and $72.8 million at December 31, 2011 and 2010, respectively.
The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2011, 2010 and 2009 were:

DOLLARS IN MILLIONS	2011	2010	2009
Fixed Maturities:
Gains on Sales	$14.2	$21.5	$12.8
Losses on Sales	(0.1)	(0.1)	(2.7)
Equity Securities:
Gains on Sales	34.0	11.7	13.6
Losses on Sales	(13.5)	—	—
Investee – Intermec:
Gains on Sales	—	0.8	—
Real Estate:
Gains on Sales	0.1	8.2	—
Other Investments:
Gains on Sales	—	0.1	—
Losses on Sales	(0.1)	(0.1)	(0.1)
Trading Securities Net Gains (Losses)	(0.9)	0.5	1.0
Net Realized Gains on Sales of Investments	$33.7	$42.6	$24.6
The components of Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009 were:

DOLLARS IN MILLIONS	2011	2010	2009
Fixed Maturities	$(2.2)	$(14.4)	$(41.6)
Equity Securities	(1.9)	(2.1)	(8.8)
Real Estate	(7.2)	—	—
Net Impairment Losses Recognized in Earnings	$(11.3)	$(16.5)	$(50.4)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 15. INSURANCE EXPENSES
Insurance Expenses for the years ended December 31, 2011, 2010 and 2009 were:

DOLLARS IN MILLIONS	2011	2010	2009
Commissions	$363.5	$358.8	$372.6
General Expenses	270.1	273.5	300.5
Taxes, Licenses and Fees	46.4	47.3	52.6
Total Costs Incurred	680.0	679.6	725.7
Policy Acquisition Costs:
Deferred	(301.4)	(304.3)	(316.5)
Amortized	279.3	289.2	303.6
Net Policy Acquisition Costs Deferred	(22.1)	(15.1)	(12.9)
Life VIF and P&C Customer Relationships Amortized	11.4	11.0	8.4
Insurance Expenses	$669.3	$675.5	$721.2
Commissions for servicing policies are expensed as incurred, rather than deferred and amortized.
NOTE 16. INCOME TAXES
Current and Deferred Income Tax Assets at December 31, 2011 and 2010 were:

DOLLARS IN MILLIONS	2011	2010
Current Income Tax Assets	$2.5	$39.3
Deferred Income Tax Assets	7.4	9.4
Valuation Allowance for State Income Taxes	(6.8)	(9.1)
Current and Deferred Income Tax Assets	$3.1	$39.6
The components of Liabilities for Income Taxes at December 31, 2011 and 2010 were:

DOLLARS IN MILLIONS	2011	2010
Deferred Income Tax Liabilities	$51.7	$7.3
Unrecognized Tax Benefits	6.2	7.8
Liabilities for Income Taxes	$57.9	$15.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. INCOME TAXES (Continued)
The tax effects of temporary differences that give rise to significant portions of the Company’s Net Deferred Income Tax Assets (Liabilities) at December 31, 2011 and 2010 were:

DOLLARS IN MILLIONS	2011	2010
Deferred Income Tax Assets:
Insurance Reserves	$76.8	$82.5
Unearned Premium Reserves	45.0	46.6
Tax Capitalization of Policy Acquisition Costs	73.5	73.7
Reserve for Loan Losses	—	18.2
Net Operating Loss Carryforward	98.1	73.9
Payroll and Employee Benefit Accruals	67.8	67.5
Other	11.7	11.1
Total Deferred Income Tax Assets	372.9	373.5
Deferred Income Tax Liabilities:
Deferred Policy Acquisition Costs	157.0	149.2
Value of Insurance in Force Acquired	25.9	34.6
Investments	182.3	144.7
Depreciable Assets	22.5	17.8
Goodwill and Licenses	22.9	20.7
Other	6.6	4.4
Total Deferred Income Tax Liabilities	417.2	371.4
Valuation Allowance for State Income Taxes	6.8	9.1
Net Deferred Income Tax Liabilities	$(51.1)	$(7.0)
Deferred Income Tax Assets include Net Operating Loss ("NOL") Carryforwards of $98.1 million and $73.9 million at December 31, 2011 and December 31, 2010, respectively, which include federal net operating loss carryforwards of $91.2 million and $68.3 million, respectively, and state net operating loss carryforwards of $6.9 million and $5.6 million, respectively. The expiration of the federal net operating loss carryforwards and the related deferred income tax assets is presented below by year of expiration.

DOLLARS IN MILLIONS	NOL Carryforwards	Deferred Tax Asset
EXPIRING IN:
2017 through 2020	$109.0	$38.2
2021 through 2025	53.6	18.8
2026 through 2030	32.1	11.2
2031	65.6	23.0
Total All Years	$260.3	$91.2
Except for the net operating losses scheduled to expire in 2031, all of the federal net operating loss carryforwards were acquired in connection with business acquisitions made in prior years and are subject to annual usage limitations under the Internal Revenue Code. The Company expects to fully utilize these federal net operating loss carryforwards. The state net operating loss carryforwards relate to Fireside Bank, the majority of which are scheduled to expire in 2029. Deferred tax asset valuation allowances of $6.8 million and $9.1 million were required at December 31, 2011 and 2010, respectively, and relate to state income taxes for Fireside Bank.
Income taxes refunded, net of income tax paid of $57.1 million, were $4.1 million in 2011. Income taxes paid were $65.1 million and $72.3 million in 2010 and 2009, respectively.
The Company has not provided Federal income taxes on $14.7 million of Mutual Savings Life’s income earned prior to 1984 which is not subject to income taxes under certain circumstances. Federal income taxes of $5.1 million would be paid on such income if it is distributed to shareholders in the future or if it does not continue to meet certain limitations.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. INCOME TAXES (Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 is as follows:

DOLLARS IN MILLIONS	2011	2010	2009
Balance at Beginning of Year	$7.8	$11.7	$17.0
Reductions for Tax Positions of Current Period	(1.8)	(1.7)	(1.8)
Additions for Tax Positions of Prior Years	0.2	26.6	25.7
Reduction for Expiration of Federal Statute of Limitations	—	(28.8)	(29.2)
Balance at End of Year	$6.2	$7.8	$11.7
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2006. The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
Included in the balance of unrecognized tax benefits at December 31, 2011, December 31, 2010 and December 31, 2009 are tax positions of $3.7 million, $5.7 million and $7.2 million, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $2.5 million, $2.1 million and $4.2 million at December 31, 2011, 2010 and 2009, respectively. Tax expense for the year ended December 31, 2011 includes an interest expense of $0.4 million related to unrecognized tax benefits for prior years. Tax expense for the year ended December 31, 2010 includes an interest benefit of $2.1 million, which is comprised of an interest benefit of $2.8 million resulting from the expiration of the statutes of limitations referred to above, and interest expense of $0.7 million on unrecognized tax benefits for prior years. Tax benefit for the year ended December 31, 2009 includes an interest benefit of $1.8 million, which is comprised of an interest benefit of $2.9 million resulting from the expiration of the statutes of limitations referred to above, and interest expense of $1.1 million on unrecognized tax benefits for prior years.
The components of Income Tax Benefit (Expense) from Continuing Operations for the years ended December 31, 2011, 2010 and 2009 were:

DOLLARS IN MILLIONS	2011	2010	2009
Current Income Tax Expense	$(43.4)	$(42.6)	$(21.3)
Deferred Income Tax Benefit (Expense)	30.1	(28.8)	(43.5)
Unrecognized Tax Benefit	1.6	3.9	5.3
Income Tax Expense	$(11.7)	$(67.5)	$(59.5)
A reconciliation of the Statutory Federal Income Tax Expense and Rate to the Company’s Effective Income Tax Expense and Rate from Continuing Operations for the years ended December 31, 2011, 2010 and 2009 was:

DOLLARS IN MILLIONS	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Statutory Federal Income Tax Expense and Rate	$(28.9)	35.0%	$(83.0)	35.0%	$(79.8)	35.0%
Tax-exempt Income and Dividends Received Deduction	17.7	(21.5)	19.0	(8.0)	19.2	(8.5)
State Income Taxes	(1.2)	1.4	(0.9)	0.4	(0.8)	0.4
Nondeductible Goodwill	—	—	(5.2)	2.2	—	—
Other, Net	0.7	(0.7)	2.6	(1.1)	1.9	(0.8)
Effective Income Tax Expense and Rate	$(11.7)	14.2%	$(67.5)	28.5%	$(59.5)	26.1%

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. INCOME TAXES (Continued)
Comprehensive Income Tax Benefit (Expense) included in the Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009 was:

DOLLARS IN MILLIONS	2011	2010	2009
Income Tax Expense:
Continuing Operations	$(11.7)	$(67.5)	$(59.5)
Discontinued Operations	(6.7)	(10.3)	(8.4)
Equity in:
Net Loss of Investee	—	0.1	0.6
Other Comprehensive (Income) Loss of Investee	—	(1.0)	0.8
Unrealized Appreciation on Securities	(71.6)	(62.6)	(82.7)
Foreign Currency Translation Adjustments on Investments	(0.1)	0.2	(0.6)
Tax Effects from Postretirement Benefit Plans	15.9	9.3	(10.7)
Tax Effects from Long-Term Equity-based Compensation included in Paid-in Capital	(1.0)	(2.0)	(1.7)
Comprehensive Income Tax Expense	$(75.2)	$(133.8)	$(162.2)
NOTE 17. PENSION BENEFITS
The Company sponsors two qualified defined benefit pension plans (the “Pension Plans”) covering approximately 3,000 retired and 3,200 active employees. The Pension Plans are generally non-contributory, but participation in one of the Pension Plans requires or required some employees to contribute 3% of pay, as defined, per year. Benefits for participants who are or were required to contribute to the Pension Plans are based on compensation during plan participation and the number of years of participation. Benefits for the vast majority of participants who are not required to contribute to the Pension Plans are based on years of service and final average pay, as defined. The Company funds the Pension Plans in accordance with the requirements of ERISA.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. PENSION BENEFITS (Continued)
Changes in Fair Value of Plan Assets and Changes in Projected Benefit Obligation for the years ended December 31, 2011 and 2010 were:

DOLLARS IN MILLIONS
	2011	2010
Fair Value of Plan Assets at Beginning of Year	$352.7	$312.9
Actual Return on Plan Assets	25.6	44.8
Employer Contributions	83.7	15.0
Plan Participants’ Contributions	0.1	—
Benefits Paid	(20.4)	(19.7)
Settlement Benefits	(0.4)	(0.3)
Fair Value of Plan Assets at End of Year	441.3	352.7
Benefit Obligation at Beginning of Year	433.1	377.0
Service Cost	10.2	9.0
Interest Cost	22.9	22.4
Plan Participants’ Contributions	0.1	—
Benefits Paid	(20.4)	(19.7)
Settlement Benefits	(0.4)	(0.3)
Actuarial Losses	53.7	44.7
Benefit Obligations at End of Year	499.2	433.1
Funded Status—Benefit Obligation in Excess of Plan Assets	$(57.9)	$(80.4)
Amount Recognized in Accumulated Other Comprehensive Income:
Accumulated Actuarial Loss	$(150.4)	$(107.6)
Prior Service Cost	0.2	0.4
Amount Recognized in Accumulated Other Comprehensive Income	$(150.2)	$(107.2)
The measurement dates of the assets and liabilities at end of year presented in the preceding table under the headings, “2011” and “2010” were December 31, 2011 and December 31, 2010, respectively.
The Accumulated Benefit Obligation was $480.5 million and $417.5 million at December 31, 2011 and 2010, respectively. For the Company’s pension plan with an accumulated benefit obligation in excess of plan assets at December 31, 2011, the Projected Benefit Obligation was $496.8 million, the Accumulated Benefit Obligation was $478.1 million and the Fair Value of Plan Assets was $438.7 million. For the Company’s pension plan with an accumulated benefit obligation in excess of plan assets at December 31, 2010, the Projected Benefit Obligation was $430.6 million, the Accumulated Benefit Obligation was $415.0 million and the Fair Value of Plan Assets was $349.8 million.The actuarial assumptions used to develop the components of the Pension Projected Benefit Obligation at December 31, 2011 and 2010 were:

	2011	2010
Discount Rate	4.60%	5.35%
Rate of Increase in Future Compensation Levels	3.27	2.47
Weighted-average asset allocations for the Pension Plans at December 31, 2011 and 2010 by asset category were:

ASSET CATEGORY	2011	2010
Cash and Short-term Investments	11%	3%
Corporate Bonds and Notes	31	37
Common Stocks	48	47
Other Assets	10	13
Total	100%	100%

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. PENSION BENEFITS (Continued)
The investment objective of the Pension Plans is to produce current income and long-term capital growth through a combination of equity and fixed income investments which, together with appropriate employer contributions and any required employee contributions, is adequate to provide for the payment of the benefit obligations of the Pension Plans. The assets of the Pension Plans may be invested in both fixed income and equity investments. Fixed income investments may include cash and short-term instruments, U.S. Government securities, corporate bonds, mortgages and other fixed income investments. Equity investments may include various types of stock, such as large-cap, mid-cap and small-cap stocks, and may also include investments in investment companies and Kemper common stock (subject to Section 407 and other requirements of ERISA). The Pension Plans have not invested in Kemper common stock.
The trust investment committee for the Pension Plans periodically reviews the performance of the Pension Plans’ investments and asset allocation. Several external investment managers, one of which is Fayez Sarofim & Co. (“FS&C”), manage the equity investments of the trust for the Pension Plans. One of Kemper’s directors, Mr. Fayez Sarofim, is Chairman of the Board, President and the majority shareholder of FS&C, a registered investment advisory firm (see Note 24, “Related Parties,” to the Consolidated Financial Statements). Each manager is allowed to exercise investment discretion, subject to limitations, if any, established by the trust investment committee for the Pension Plans. An independent fiduciary has sole investment discretion with respect to shares of Intermec common stock contributed by the Company to one of the pension plans in 2011. All other investment decisions are made by the Company, subject to general guidelines as set by the trust investment committee for the Pension Plans.
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
Fair value measurements for the Pension Plans’ assets at December 31, 2011 is summarized below:

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Dec. 31, 2011
Fixed Maturities:
States and Political Subdivisions	$—	$3.1	$—	$3.1
Corporate Bonds and Notes	—	135.4	1.0	136.4
Equity Securities:
Common Stocks:
Intermec	40.2	—	—	40.2
Manufacturing	74.4	4.2	—	78.6
Other Industries	38.4	—	—	38.4
Other Equity Interests:
Exchange Traded Funds	53.6	—	—	53.6
Limited Liability Companies and Limited Partnerships	—	—	37.2	37.2
Short-term Investments	47.7	—	—	47.7
Receivables and Other	2.9	—	3.2	6.1
Total	$257.2	$142.7	$41.4	$441.3

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. PENSION BENEFITS (Continued)
Additional information pertaining to the changes in the fair value of the Pension Plans’ assets classified as Level 3 for the year ended December 31, 2011 is presented below:

DOLLARS IN MILLIONS	Corporate Bonds	Other Equity Interests	Receivables and Other	Total
Balance at Beginning of Year	$—	$41.5	$3.7	$45.2
Return on Plan Assets Held	—	1.7	—	1.7
Purchases, Sales and Settlements, Net	—	(6.0)	(0.5)	(6.5)
Transfer into Level 3 from Level 2	1.0	—	—	1.0
Balance at December 31, 2011	$1.0	$37.2	$3.2	$41.4
Fair value measurements for the Pension Plans’ assets at December 31, 2010 is summarized below:

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Dec. 31, 2010
Fixed Maturities:
States and Political Subdivisions	$—	$2.8	$—	$2.8
Corporate Bonds and Notes	—	125.8	—	125.8
Equity Securities:
Common Stocks:
Manufacturing	66.5	4.1	—	70.6
Other Industries	36.4	—	—	36.4
Other Equity Interests:
Exchange Traded Funds	58.4	—	—	58.4
Limited Liability Companies and Limited Partnerships	—	—	41.5	41.5
Short-term Investments	11.9	—	—	11.9
Receivables and Other	1.6	—	3.7	5.3
Total	$174.8	$132.7	$45.2	$352.7
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. PENSION BENEFITS (Continued)
The components of Comprehensive Pension (Benefit) Expense for the years ended December 31, 2011, 2010 and 2009 were:

DOLLARS IN MILLIONS	2011	2010	2009
Service Cost Earned During the Year	$10.2	$9.0	$9.9
Interest Cost on Projected Benefit Obligation	22.9	22.4	21.4
Expected Return on Plan Assets	(24.4)	(23.7)	(24.4)
Net Amortization and Deferral	9.4	2.3	(0.1)
Pension Expense Recognized	18.1	10.0	6.8
Unrecognized Pension (Gain) Loss Arising During the Year	52.4	23.6	(36.0)
Amortization of Accumulated Unrecognized Pension Gain (Loss)	(9.4)	(2.3)	0.1
Comprehensive Pension (Benefit) Expense	$61.1	$31.3	$(29.1)
The Company estimates that Pension Expense for the year ended December 31, 2012 will include expense of $18.5 million resulting from the amortization of the related accumulated actuarial loss included in Accumulated Other Comprehensive Income at December 31, 2011.
Total Pension Expense Recognized presented in the preceding table includes service cost benefits earned and reported in discontinued operations of $0.6 million, $0.5 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.
The actuarial assumptions used to develop the components of the Pension Expense for the years ended December 31, 2011, 2010 and 2009 were:

	2011	2010	2009
Discount Rate	5.35%	6.00%	6.00%
Rate of Increase in Future Compensation Levels	2.47	2.88	2.88
Expected Long Term Rate of Return on Plan Assets	7.00	7.00	7.00
On September 14, 2011, the Company made a voluntary contribution of $83.7 million to its defined benefit pension plan. The contribution consisted of $32.2 million in cash and 7,309,764 shares of Intermec common stock with a fair value of $51.5 million on the date of contribution. The Company recognized a realized loss of $7.0 million on the contribution of Intermec common stock. On May 23, 2011, the Company requested a waiver from the U.S. Department of Labor (“DOL”) related to the prohibited transaction rules under ERISA and the Internal Revenue Code for the one-time in-kind contribution of the shares of Intermec common stock. On January 19, 2012, the DOL granted relief, from the prohibited transaction rules retroactive to September 1, 2011.
The Company does not expect that it will be required to contribute to its Pension Plans in 2012, but could make a voluntary contribution pursuant to the maximum funding limits under ERISA.
The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

DOLLARS IN MILLIONS	Years Ending December 31,
	2012	2013	2014	2015	2016	2017-2021
Pension Benefits	$21.8	$22.9	$24.0	$25.1	$26.2	$148.7
The Company also sponsors a non-qualified supplemental defined benefit pension plan (the “Supplemental Plan”). The unfunded liability related to the Supplemental Plan was $21.7 million and $22.0 million at December 31, 2011 and 2010, respectively. Pension expense for the Supplemental Plan was $3.3 million, $3.1 million and $0.9 million in 2011, 2010 and 2009, respectively. An actuarial gain of $2.9 million before tax is included Other Comprehensive Income for the year ended December 31, 2011.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. PENSION BENEFITS (Continued)
The Company also sponsors several defined contribution benefit plans covering most of its employees. The Company made contributions to those plans of $7.3 million, $6.8 million and $6.6 million in 2011, 2010 and 2009, respectively. Under these plans, the participants have several investment alternatives, including Kemper’s common stock held through the Kemper Employee Stock Ownership Plan (“ESOP”) Fund and the Dreyfus Appreciation Fund. FS&C is a sub-investment advisor of the Dreyfus Appreciation Fund. One of Kemper’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and majority shareholder of FS&C (see Note 24, “Related Parties,” to the Consolidated Financial Statements). The fair value of participants’ investments in Kemper’s ESOP Fund was $16.5 million, or 5.9% of the total investments in the defined contribution benefit plans at December 31, 2011. The fair value of participants’ investments in the Dreyfus Appreciation Fund was $19.1 million, or 6.8% of the total investments in the defined contribution benefit plans at December 31, 2011.
NOTE 18. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company sponsors an other than pension postretirement employee benefit plan (“OPEB”) that provides medical, dental and/or life insurance benefits to approximately 700 retired and 400 active employees (the “OPEB Plan”). The Company generally is self-insured for the benefits under the OPEB Plan. The medical plan generally provides for a limited number of years of medical insurance benefits at retirement based on the participant’s attained age at retirement and number of years of service until specified dates and generally requires participant contributions, with most contributions adjusted annually.
Changes in Fair Value of Plan Assets and Changes in Accumulated Benefit Obligation for the years ended December 31, 2011 and 2010 were:

DOLLARS IN MILLIONS
	2011	2010
Fair Value of Plan Assets at Beginning of Year	$—	$—
Employer Contributions	3.2	3.8
Plan Participants’ Contributions	1.1	1.1
Benefits Paid	(4.3)	(4.9)
Fair Value of Plan Assets at End of Year	—	—
Benefit Obligation at Beginning of Year	41.1	37.9
Service Cost	0.1	0.1
Interest Cost	1.9	2.1
Plan Participants’ Contributions	1.1	1.1
Benefits Paid	(4.3)	(4.9)
Modernization Act Subsidy Received	0.4	0.4
Actuarial Losses	4.4	4.4
Benefit Obligation at End of Year	44.7	41.1
Funded Status—Benefit Obligation in Excess of Plan Assets	$(44.7)	$(41.1)

Actuarial Gain Recognized in Accumulated Other Comprehensive Income	$9.2	$14.3
The measurement dates of the assets and liabilities at end of year in the preceding table under the headings “2011” and “2010” were December 31, 2011 and December 31, 2010, respectively.
The actuarial assumptions used to develop the components of the Accumulated Benefit Obligation at December 31, 2011 and 2010 were:

	2011	2010
Discount Rate	4.25%	4.40%
Rate of Increase in Future Compensation Levels	2.10	1.50

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 18. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)
The assumed health care cost trend rate used in measuring the Accumulated Benefit Obligation at December 31, 2011 was 7.5% for 2012, gradually declining to 5.0% in the year 2017 and remaining at that level thereafter for medical benefits and 9.0% for 2012, gradually declining to 5.0% in the year 2020 and remaining at that level thereafter for prescription drug benefits. The assumed health care cost trend rate used in measuring the Accumulated Benefit Obligation at December 31, 2010 was 6.5% for 2011, gradually declining to 5.0% in the year 2014 and remaining at that level thereafter for medical benefits and 7.0% for 2011, gradually declining to 5.0% in the year 2013 and remaining at that level thereafter for prescription drug benefits.
A one–percentage point increase in the assumed health care cost trend rate for each year would increase the Accumulated Benefit Obligation at December 31, 2011 by $2.8 million and 2011 OPEB expense by $0.1 million. A one-percentage point increase in the assumed health care cost trend rate for each year would increase the Accumulated Benefit Obligation at December 31, 2010 by $2.5 million and 2010 OPEB expense by $0.1 million.
The components of Comprehensive OPEB Expense for the years ended December 31, 2011, 2010 and 2009 were:

DOLLARS IN MILLIONS	2011	2010	2009
Service Cost Earned During the Year	$0.1	$0.1	$0.1
Interest Cost on Accumulated Benefit Obligation	1.9	2.1	2.1
Net Amortization and Deferral	(0.6)	(1.1)	(1.8)
OPEB Expense Recognized	1.4	1.1	0.4
Unrecognized OPEB Loss Arising During the Year	4.4	4.3	4.8
Amortization of Accumulated Unrecognized OPEB Gain	0.6	1.1	1.8
Comprehensive OPEB Expense	$6.4	$6.5	$7.0
The Company estimates that OPEB Expense for the year ended December 31, 2012 will include income of $0.5 million resulting from the amortization of the related accumulated actuarial gain included in Accumulated Other Comprehensive Income at December 31, 2011.
The actuarial assumptions used to develop the components of the OPEB Expense for the years ended December 31, 2011, 2010 and 2009 were:

	2011	2010	2009
Discount Rate	4.40%	5.25%	6.00%
Rate of Increase in Future Compensation Levels	1.50	1.50	1.50
The Company expects to contribute $4.4 million, net of expected Modernization Act Subsidy, to its OPEB Plan to fund benefit payments in 2012.
The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

DOLLARS IN MILLIONS	Years Ending December 31,
	2012	2013	2014	2015	2016	2017-2021
Benefit Payments:
Excluding Modernization Act Subsidy	$4.9	$5.1	$5.1	$5.1	$4.9	$21.1
Expected Modernization Act Subsidy	(0.5)	(0.5)	(0.5)	(0.5)	(0.5)	(2.1)
Net Benefit Payments	$4.4	$4.6	$4.6	$4.6	$4.4	$19.0

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 19. BUSINESS SEGMENTS
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its continuing operations through four operating segments: Preferred, Specialty, Direct and Life and Health Insurance.
The Preferred segment provides preferred and standard risk personal automobile insurance, homeowners insurance and other personal insurance through independent agents. The Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty market through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their adverse driving records or claim or credit histories. Direct markets personal automobile, homeowners and renters insurance through a variety of direct-to-consumer websites, including its own websites, marketing partners, employer and other affinity-sponsored relationships. The Life and Health Insurance segment provides individual life, accident, health and property insurance.
The Company’s earned premiums are derived in the United States. The accounting policies of the segments are the same as those described in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements. Capital expenditures for long-lived assets by operating segment are immaterial.
The Company does not allocate insurance reserves from its 2002 acquisition of certain insurance companies from SCOR (see Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). It is also the Company’s management practice to allocate certain corporate expenses, primarily compensation costs for corporate employees and related facility costs, included in Interest and Other Expenses in the Consolidated Statements of Income to its insurance operations. The amount of such allocated corporate expenses was $33.0 million, $30.9 million and $30.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company does not allocate Net Realized Gains on Sales of Investments, Net Impairment Losses Recognized in Earnings, interest expense on debt or retirement plans, and actuarial gains and losses on its retirement plans to its operating segments.
Segment Assets at December 31, 2011 and 2010 were:

DOLLARS IN MILLIONS	2011	2010
SEGMENT ASSETS
Preferred	$1,547.0	$1,452.1
Specialty	615.8	644.0
Direct	570.8	586.2
Life and Health Insurance	4,926.0	4,602.7
Corporate and Other, Net	426.3	1,073.5
Total Assets	$8,085.9	$8,358.5

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 19. BUSINESS SEGMENTS (Continued)
Segment Revenues for the years ended December 31, 2011, 2010 and 2009 were:

DOLLARS IN MILLIONS	2011	2010	2009
REVENUES
Preferred:
Earned Premiums	$859.8	$888.0	$931.8
Net Investment Income	49.6	52.8	42.1
Other Income	0.3	0.4	0.4
Total Preferred	909.7	941.2	974.3
Specialty:
Earned Premiums	445.2	474.9	527.5
Net Investment Income	21.1	24.8	20.8
Other Income	0.5	0.6	0.4
Total Specialty	466.8	500.3	548.7
Direct:
Earned Premiums	222.7	282.4	345.6
Net Investment Income	17.9	21.4	18.5
Other Income	0.1	0.1	0.9
Total Direct	240.7	303.9	365.0
Life and Health Insurance:
Earned Premiums	645.9	644.1	650.6
Net Investment Income	201.9	214.3	225.3
Other Income	0.1	0.2	0.7
Total Life and Health Insurance	847.9	858.6	876.6
Total Segment Revenues	2,465.1	2,604.0	2,764.6
Net Realized Gains on the Sales of Investments	33.7	42.6	24.6
Net Impairment Losses Recognized in Earnings	(11.3)	(16.5)	(50.4)
Other	7.5	12.4	13.3
Total Revenues	$2,495.0	$2,642.5	$2,752.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 19. BUSINESS SEGMENTS (Continued)
Segment Operating Profit for the years ended December 31, 2011, 2010 and 2009 was:

DOLLARS IN MILLIONS	2011	2010	2009
SEGMENT OPERATING PROFIT (LOSS)
Preferred	$(39.4)	$63.9	$86.2
Specialty	22.5	24.6	30.5
Direct	(46.7)	(7.1)	(12.6)
Life and Health Insurance	167.6	154.0	168.5
Total Segment Operating Profit	104.0	235.4	272.6
Unallocated Operating Loss	(43.8)	(24.8)	(18.8)
Total Operating Profit	60.2	210.6	253.8
Net Realized Gains on Sales of Investments	33.7	42.6	24.6
Net Impairment Losses Recognized in Earnings	(11.3)	(16.5)	(50.4)
Income from Continuing Operations before Income Taxes and Equity in Net Loss of Investee	$82.6	$236.7	$228.0
Segment Net Operating Income for the years ended December 31, 2011, 2010 and 2009 was:

DOLLARS IN MILLIONS	2011	2010	2009
SEGMENT NET OPERATING INCOME (LOSS)
Preferred	$(16.6)	$50.6	$63.7
Specialty	18.3	20.2	23.5
Direct	(27.1)	(1.1)	(5.3)
Life and Health Insurance	108.5	94.9	112.1
Total Segment Net Operating Income	83.1	164.6	194.0
Unallocated Net Operating Loss	(26.8)	(12.7)	(9.7)
Consolidated Net Operating Income	56.3	151.9	184.3
Unallocated Net Income (Loss) From:
Net Realized Gains on Sales of Investments	21.9	27.9	16.0
Net Impairment Losses Recognized in Earnings	(7.3)	(10.7)	(32.8)
Income from Continuing Operations	$70.9	$169.1	$167.5
Amortization of Deferred Policy Acquisition Costs by Operating Segment for the years ended December 31, 2011, 2010 and 2009 was:

DOLLARS IN MILLIONS	2011	2010	2009
Preferred	$148.9	$157.7	$167.3
Specialty	62.6	67.7	75.8
Direct	8.8	9.8	7.3
Life and Health Insurance	59.0	54.0	53.2
Total Amortization	$279.3	$289.2	$303.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 19. BUSINESS SEGMENTS (Continued)
Earned Premiums by product line for the years ended December 31, 2011, 2010 and 2009 were:

DOLLARS IN MILLIONS	2011	2010	2009
EARNED PREMIUMS
Life	$395.1	$396.7	$399.7
Accident and Health	166.3	161.9	159.2
Property and Casualty:
Personal Lines:
Automobile	1,129.4	1,249.5	1,394.1
Homeowners	304.1	298.7	301.1
Other Personal	138.7	139.0	145.4
Total Personal Lines	1,572.2	1,687.2	1,840.6
Commercial Automobile	40.0	43.6	56.0
Total Earned Premiums	$2,173.6	$2,289.4	$2,455.5
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 20. CATASTROPHE REINSURANCE (Continued)
Coverage for each catastrophe reinsurance program effective January 1, 2011 is provided in various layers as presented below:

DOLLARS IN MILLIONS	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Preferred Segment:
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	100.0	65.0%
2nd Layer of Coverage	100.0	200.0	95.0%
3rd Layer of Coverage	200.0	350.0	90.0%
Direct and Specialty Segments:
Retained	$—	$3.0	—%
1st Layer of Coverage	3.0	16.0	100.0%
Life and Health Segment—Property Insurance Operations:
Retained	$—	$8.0	—%
1st Layer of Coverage	8.0	15.0	70.0%
2nd Layer of Coverage	15.0	40.0	100.0%
The catastrophe reinsurance program for the Preferred segment in 2011 also includes reinsurance coverage for catastrophe losses in North Carolina at retentions lower than those described above. The catastrophe reinsurance program for the Life and Health Insurance and Direct segments in 2011 also includes reinsurance coverage from FHCF for hurricane losses in Florida at retentions lower than those described above.
Coverage for each catastrophe reinsurance program effective January 1, 2010 is provided in various layers as presented below:

DOLLARS IN MILLIONS	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Preferred Segment:
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	100.0	65.0%
2nd Layer of Coverage	100.0	200.0	95.0%
3rd Layer of Coverage	200.0	350.0	90.0%
Direct and Specialty Segments:
Retained	$—	$3.0	—%
1st Layer of Coverage	3.0	16.0	100.0%
Life and Health Segment—Property Insurance Operations:
Retained	$—	$8.0	—%
1st Layer of Coverage	8.0	15.0	88.5%
2nd Layer of Coverage	15.0	40.0	100.0%
The catastrophe reinsurance program for the Preferred segment in 2010 also includes reinsurance coverage for catastrophe losses in North Carolina at retentions lower than those described above. The catastrophe reinsurance program for the Life and Health Insurance and Direct segments in 2010 also includes reinsurance coverage from FHCF for hurricane losses in Florida at retentions lower than those described above.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 20. CATASTROPHE REINSURANCE (Continued)
Coverage for each catastrophe reinsurance program effective January 1, 2009 is provided in various layers as presented below:

DOLLARS IN MILLIONS	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Preferred Segment:
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	100.0	55.4%
2nd Layer of Coverage	100.0	200.0	95.0%
3rd Layer of Coverage	200.0	350.0	86.6%
Direct and Specialty Segments:
Retained	$—	$2.0	—%
1st Layer of Coverage	2.0	15.0	95.7%
Life and Health Segment—Property Insurance Operations:
Retained	$—	$8.0	—%
1st Layer of Coverage	8.0	15.0	97.0%
2nd Layer of Coverage	15.0	40.0	100.0%
The catastrophe reinsurance program for the Life and Health Insurance and Direct segments in 2009 also includes reinsurance coverage from FHCF for hurricane losses in Florida at retentions lower than those described above.
In the event that the Company’s incurred catastrophe losses and LAE covered by any of its catastrophe reinsurance programs presented in the three preceding tables exceed the retention for that particular layer, each of the programs required one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such layer. The reinstatement premium is a percentage of the original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit.
Catastrophe reinsurance premiums for the Company’s primary reinsurance programs, the Preferred NC Program and the FHCF reduced earned premiums for the years ended December 31, 2011, 2010 and 2009 by the following:

DOLLARS IN MILLIONS	2011	2010	2009
Preferred	$20.0	$21.9	$22.4
Specialty	0.1	0.3	0.3
Direct	0.8	0.8	1.5
Life and Health Insurance	2.3	3.6	4.3
Total Ceded Catastrophe Reinsurance Premiums	$23.2	$26.6	$28.5
Catastrophe reinsurance premiums for the year ended December 31, 2011 for the Life and Health Insurance segment in the preceding table includes a reduction of $0.2 million in the Company’s estimated reinsurance reinstatement premiums for prior years. Catastrophe reinsurance premiums for the Life and Health Insurance segment in the preceding table includes reinsurance reinstatement premiums of $0.6 million and $0.7 million for the years ended December 31, 2010 and 2009, respectively, to reinstate coverage following certain hurricanes.
Catastrophe losses and LAE (including development), net of reinsurance recoveries, for the years ended December 31, 2011, 2010 and 2009 by business segment are presented below.

DOLLARS IN MILLIONS	2011	2010	2009
Preferred	$138.7	$65.2	$29.3
Specialty	3.9	3.0	4.2
Direct	7.2	2.0	3.4
Life and Health Insurance	7.6	7.9	6.6
Total Catastrophe Losses and LAE	$157.4	$78.1	$43.5

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 20. CATASTROPHE REINSURANCE (Continued)
Total Catastrophe loss and LAE reserves, net of reinsurance recoverables, developed favorably by $6.4 million, $1.2 million and $18.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Preferred segment reported favorable catastrophe reserve development of $5.5 million, $4.9 million and $18.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Life and Health Insurance segment reported adverse catastrophe reserve development of $3.4 million for the year ended December 31, 2010, and favorable catastrophe reserve development of $1.5 million and $0.1 million for the years ended December 31, 2011 and 2009, respectively.
In the second quarter of 2011, the United States experienced a high volume of spring storms, including a record level of tornadoes in April. In the third quarter of 2011, the Company incurred claims related to Hurricane Irene. Catastrophe losses and LAE for the year ended December 31, 2011 include $22.1 million related to Hurricane Irene, of which $21.2 million is included in the Preferred segment.
For the year ended December 31, 2010, compared to 2009, the Preferred segment experienced a higher severity of catastrophe losses, due in part to a catastrophe loss of $12.9 million resulting from damage caused by hail in the state of Arizona in the fourth quarter of 2010. No major hurricanes that significantly impacted the Company made landfall in the United States during 2010 or 2009.
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
NOTE 21. OTHER REINSURANCE
In addition to the reinsurance programs described in Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements, Kemper’s insurance subsidiaries utilize other reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and to minimize exposures on larger risks. The ceding of insurance does not discharge the primary liability of the original insurer. Accordingly, insurance reserve liabilities are reported gross of any estimated recovery from reinsurers in the Consolidated Balance Sheets. Amounts recoverable from reinsurers are estimated in a manner consistent with the insurance reserve liability and are included in Other Receivables in the Consolidated Balance Sheets.
Earned Premiums ceded on long-duration and short-duration policies were not material for the years ended December 31, 2011, 2010 and 2009. Certain insurance subsidiaries assume business from other insurance companies and involuntary pools. Earned Premiums assumed on long-duration and short-duration policies for the years ended December 31, 2011, 2010 and 2009 were:

DOLLARS IN MILLIONS	2011	2010	2009
Earned Premiums Assumed From:
Capitol	$27.9	$30.1	$35.8
ORCC	9.0	9.6	10.2
Other	6.8	6.0	5.4
Total Earned Premiums Assumed	$43.7	$45.7	$51.4

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 21. OTHER REINSURANCE (Continued)
Trinity and Capitol are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by Capitol. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. five employees of the Company serve as directors of Capitol’s five member board of directors. nine employees of the Company also serve as directors of Capitol’s wholly owned subsidiary’s, ORCC’s, nine member board of directors. Trinity and ORCC are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by ORCC. Kemper’s subsidiary, United Insurance, provides claims and administrative services to Capitol and ORCC. In addition, agents appointed by Kemper’s subsidiary, Reliable, and employed by United Insurance, are also appointed by Capitol and ORCC to sell property insurance products. The Company also provides certain investment services to Capitol and ORCC.
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
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2011 is summarized below:

DOLLARS IN MILLIONS	Fair Value Measurements			Fair Value Dec. 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$153.6	$338.1	$—	$491.7
States and Political Subdivisions	—	1,852.6	—	1,852.6
Corporate Securities:
Bonds and Notes	—	2,107.2	235.1	2,342.3
Redeemable Preferred Stocks	—	75.6	6.1	81.7
Mortgage and Asset Backed	—	4.8	0.3	5.1
Total Investments in Fixed Maturities	153.6	4,378.3	241.5	4,773.4
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	86.7	—	86.7
Other Industries	—	14.9	5.6	20.5
Common Stocks:
Manufacturing	74.7	5.0	3.7	83.4
Other Industries	42.8	—	4.2	47.0
Other Equity Interests:
Exchange Traded Funds	66.6	—	—	66.6
Limited Liability Companies and Limited Partnerships	—	—	93.1	93.1
Total Investments in Equity Securities	184.1	106.6	106.6	397.3
Other Investments:
Trading Securities	4.4	—	—	4.4
Total	$342.1	$4,484.9	$348.1	$5,175.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2010 is summarized below:

DOLLARS IN MILLIONS	Fair Value Measurements			Fair Value Dec. 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$281.0	$255.9	$—	$536.9
States and Political Subdivisions	—	1,792.8	—	1,792.8
Corporate Securities:
Bonds and Notes	—	1,902.8	146.2	2,049.0
Redeemable Preferred Stocks	—	83.8	4.5	88.3
Mortgage and Asset Backed	—	7.9	0.4	8.3
Total Investments in Fixed Maturities	281.0	4,043.2	151.1	4,475.3
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	97.7	—	97.7
Other Industries	—	17.0	10.4	27.4
Common Stocks:
Intermec	137.5	—	—	137.5
Manufacturing	82.9	4.7	2.0	89.6
Other Industries	41.5	—	2.3	43.8
Other Equity Interests:
Exchange Traded Funds	79.2	—	—	79.2
Limited Liability Companies and Limited Partnerships	—	—	75.2	75.2
Total Investments in Equity Securities	341.1	119.4	89.9	550.4
Other Investments:
Trading Securities	5.1	—	—	5.1
Total	$627.2	$4,162.6	$241.0	$5,030.8
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2011 is presented below:

DOLLARS IN MILLIONS	Fixed Maturities			Equity Securities		Total
	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset Backed	Preferred and Common Stocks	Other Equity Interests
Balance at Beginning of Year	$146.2	$4.5	$0.4	$14.7	$75.2	$241.0
Total Gains (Losses):
Included in Consolidated Statement of Income	(0.7)	—	—	4.5	4.3	8.1
Included in Other Comprehensive Income	3.4	1.6	—	(3.1)	(6.2)	(4.3)
Purchases	131.6	—	—	3.5	39.3	174.4
Settlements	(50.3)	—	(0.1)	(0.4)	(19.5)	(70.3)
Sales	(0.5)	—	—	(5.7)	—	(6.2)
Transfers into Level 3 from Level 2	5.4	—	—	—	—	5.4
Balance at December 31, 2011	$235.1	$6.1	$0.3	$13.5	$93.1	$348.1
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. Transfers between levels 1 and 2 were not significant for the year ended December 31, 2011. Included in Other Equity Interests at December 31, 2011 in the preceding table is $84.1 million of private equity funds and mezzanine debt funds which the Company has unfunded commitments of $77.1 million. These funds cannot be redeemed, instead distributions are received through the liquidation of the underlying investments of the fund. It is estimated that the assets of these funds will be liquidated and distributed to the Company between 2012 and 2021.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2010 is presented below:

DOLLARS IN MILLIONS	Fixed Maturities			Equity Securities		Total
	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset Backed	Preferred and Common Stocks	Other Equity Interests
Balance at Beginning of Year	$124.8	$70.1	$4.9	$14.0	$39.1	$252.9
Total Gains (Losses):
Included in Consolidated Statement of Income	(4.0)	(7.0)	—	(1.8)	0.7	(12.1)
Included in Other Comprehensive Income	8.9	2.5	(1.1)	4.8	16.1	31.2
Purchases	43.5	6.6	—	1.3	21.0	72.4
Settlements	(26.9)	(67.7)	(0.3)	(3.6)	(1.7)	(100.2)
Sales	(0.3)	—	—	—	—	(0.3)
Transfers Into Level 3 from Level 2	0.2	—	—	—	—	0.2
Transfers out of Level 3 into Level 2	—	—	(3.1)	—	—	(3.1)
Balance at End of Period	$146.2	$4.5	$0.4	$14.7	$75.2	$241.0
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
NOTE 23. CONTINGENCIES
In the ordinary course of its businesses, the Company is involved in legal proceedings, including lawsuits, regulatory examinations and inquiries. Based on currently available information, the Company does not believe that it is reasonably possible that any of its pending legal proceedings will have a material effect on the Company’s financial statements.
NOTE 24. RELATED PARTIES
One of Kemper’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of FS&C, a registered investment advisory firm. In the second quarter of 2010, Kemper’s subsidiary, Trinity, entered into an agreement with FS&C whereby FS&C provides investment management services with respect to certain assets of Trinity for a fee based on the fair market value of the assets under management. Such agreement is terminable by either party at any time upon 30 days advance written notice. At December 31, 2011, Trinity had $115.2 million in assets managed by FS&C. Investment Expenses incurred in connection with such agreement were $0.3 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively. FS&C did not provide investment management services to Trinity in 2009.
FS&C also provides investment management services with respect to certain funds of the Company’s defined benefit pension plans. The Company’s defined benefit pension plans had $107.1 million, $98.3 million and $84.3 million, in assets managed by FS&C at December 31, 2011, 2010 and 2009, respectively. The Company’s defined benefit pension plans incurred, in the aggregate, expenses of $0.3 million, $0.3 million and $0.3 million to FS&C for the years ended December 31, 2011, 2010 and 2009, respectively.
With respect to the Company’s defined contribution plans, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. Participants in the Company’s defined contribution plans had allocated $19.3 million, $18.2 million and $16.9 million for investment in the Dreyfus Appreciation Fund at

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 24. RELATED PARTIES (Continued)
December 31, 2011, 2010 and 2009, respectively, representing 7%, 6% and 7% of the total amount invested in the Company’s defined contribution plans at December 31, 2011, 2010 and 2009, respectively.
Kemper’s Life and Health Insurance segment paid $0.2 million, $0.1 million and $0.2 million to Intermec for the years ended December 31, 2011, 2010 and 2009, respectively, for the maintenance of hand held computers previously purchased from the Company’s former investee, Intermec.
The Company believes that the transactions described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.
As described in Note 21, “Other Reinsurance,” to the Consolidated Financial Statements, the Company also has certain relationships with Capitol, a mutual insurance company which is owned by its policyholders, and its subsidiary, ORCC.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 25. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Three Months Ended (Unaudited)				Year Ended
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Dec 31, 2011
Revenues:
Earned Premiums	$546.0	$548.1	$543.0	$536.5	$2,173.6
Net Investment Income	81.2	82.9	58.6	75.3	298.0
Other Income	0.2	0.2	0.4	0.2	1.0
Net Realized Gains (Losses) on Sales of Investments	14.2	17.8	(4.2)	5.9	33.7
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(0.4)	(1.3)	(5.0)	(4.7)	(11.4)
Portion of Losses Recognized in Other Comprehensive Income	—	—	—	0.1	0.1
Net Impairment Losses Recognized in Earnings	(0.4)	(1.3)	(5.0)	(4.6)	(11.3)
Total Revenues	641.2	647.7	592.8	613.3	2,495.0
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	392.3	477.1	399.6	376.7	1,645.7
Insurance Expenses	161.9	166.3	172.6	168.5	669.3
Write-off of Other Intangibles Acquired	—	—	—	13.5	13.5
Interest and Other Expenses	19.7	20.9	21.4	21.9	83.9
Total Expenses	573.9	664.3	593.6	580.6	2,412.4
Income (Loss) from Continuing Operations before Income Taxes	67.3	(16.6)	(0.8)	32.7	82.6
Income Tax Benefit (Expense)	(19.7)	10.0	4.6	(6.6)	(11.7)
Income (Loss) from Continuing Operations	47.6	(6.6)	3.8	26.1	70.9
Discontinued Operations:
Income from Discontinued Operations before Income Taxes	9.4	9.3	0.6	0.2	19.5
Income Tax Benefit (Expense)	(2.9)	(3.2)	0.3	(0.9)	(6.7)
Income (Loss) from Discontinued Operations	6.5	6.1	0.9	(0.7)	12.8
Net Income (Loss)	$54.1	$(0.5)	$4.7	$25.4	$83.7
Income (Loss) from Continuing Operations Per Unrestricted Share:
Basic	$0.78	$(0.11)	$0.06	$0.43	$1.17
Diluted	$0.78	$(0.11)	$0.06	$0.43	$1.17
Net Income (Loss) Per Unrestricted Share:
Basic	$0.89	$(0.01)	$0.08	$0.42	$1.38
Diluted	$0.89	$(0.01)	$0.08	$0.42	$1.38
Dividends Paid to Shareholders Per Share	$0.24	$0.24	$0.24	$0.24	$0.96
The sum of quarterly per share amounts does not equal per share amounts for the year due to differences in weighted-average shares and/or equivalent shares outstanding for each of the periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 25. QUARTERLY FINANCIAL INFORMATION (Unaudited) (Continued)

	Three Months Ended (Unaudited)				Year Ended
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010	Dec 31, 2010
Revenues:
Earned Premiums	$581.5	$578.1	$568.2	$561.6	$2,289.4
Net Investment Income	80.3	81.3	79.4	84.7	325.7
Other Income	0.3	0.3	0.4	0.3	1.3
Net Realized Gains on Sales of Investments	4.5	2.9	7.2	28.0	42.6
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(6.2)	(4.1)	(3.6)	(3.8)	(17.7)
Portion of Losses Recognized in Other Comprehensive (Income) Loss	3.0	(0.8)	(1.0)	—	1.2
Net Impairment Losses Recognized in Earnings	(3.2)	(4.9)	(4.6)	(3.8)	(16.5)
Total Revenues	663.4	657.7	650.6	670.8	2,642.5
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	417.1	419.1	403.9	407.1	1,647.2
Insurance Expenses	168.5	169.4	168.9	168.7	675.5
Write-off of Goodwill	—	—	14.8	—	14.8
Interest and Other Expenses	16.4	17.4	16.1	18.4	68.3
Total Expenses	602.0	605.9	603.7	594.2	2,405.8
Income from Continuing Operations before Income Taxes and Equity in Net Loss of Investee	61.4	51.8	46.9	76.6	236.7
Income Tax Expense	(17.4)	(14.9)	(14.3)	(20.9)	(67.5)
Income from Continuing Operations before Equity in Net Income (Loss) of Investee	44.0	36.9	32.6	55.7	169.2
Equity in Net Income (Loss) of Investee	0.7	(0.5)	(0.3)	—	(0.1)
Income from Continuing Operations	44.7	36.4	32.3	55.7	169.1
Discontinued Operations:
Income from Discontinued Operations before Income Taxes	5.6	2.5	5.6	12.1	25.8
Income Tax Expense	(2.1)	(1.1)	(2.2)	(4.9)	(10.3)
Income from Discontinued Operations	3.5	1.4	3.4	7.2	15.5
Net Income	$48.2	$37.8	$35.7	$62.9	$184.6
Income from Continuing Operations Per Unrestricted Share:
Basic	$0.72	$0.59	$0.52	$0.91	$2.73
Diluted	$0.72	$0.59	$0.52	$0.91	$2.73
Net Income Per Unrestricted Share:
Basic	$0.77	$0.61	$0.58	$1.03	$2.98
Diluted	$0.77	$0.61	$0.58	$1.03	$2.98
Dividends Paid to Shareholders Per Share	$0.22	$0.22	$0.22	$0.22	$0.88
The sum of quarterly per share amounts does not equal per share amounts for the year due to differences in weighted-average shares and/or equivalent shares outstanding for each of the periods presented.

Report of Independent Registered
Public Accounting Firm

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF KEMPER CORPORATION
We have audited the accompanying consolidated balance sheets of Kemper Corporation (formerly Unitrin, Inc.) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kemper Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of recognizing and presenting other-than-temporary impairments in 2009.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 17, 2012

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
Changes in Internal Controls Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2011.
The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of Kemper’s consolidated financial statements, has issued an attestation report on the effectiveness of management’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ DONALD G. SOUTHWELL	/S/ DENNIS R. VIGNEAU
Donald G. Southwell	Dennis R. Vigneau
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
February 17, 2012

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
Item 9B.    Other Information.
None

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to the sections captioned “Election of Directors,” “Kemper Executive Officers,” “Ownership of Kemper Common Stock” and “Corporate Governance” in the Proxy Statement for Kemper’s 2012 Annual Meeting of Shareholders. Kemper plans to file such proxy statement within 120 days after December 31, 2011, the end of Kemper’s fiscal year.
Kemper’s code of ethics applicable to its chief executive officer, chief financial officer and principal accounting officer (“Code of Ethics for Senior Financial Executives”) is posted in the “Governance” section of Kemper’s website, kemper.com. Kemper also intends to disclose any future amendments to, and any waivers from (though none are anticipated), the Code of Ethics for Senior Financial Executives in the “Governance” section of its website.

Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the sections captioned “Executive Compensation,” “Executive Officer Compensation and Benefits,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement for Kemper’s 2012 Annual Meeting of Shareholders. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in the table below and incorporated herein by reference to the section captioned “Ownership of Kemper Common Stock” in the Proxy Statement for Kemper’s 2012 Annual Meeting of Shareholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs
Equity Compensation Plans Approved by Security Holders	3,632,398	$40.70	9,900,450
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	3,632,398	$40.70	9,900,450
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the sections captioned “Related Person Transactions” and “Director Independence” in the Proxy Statement for Kemper’s 2012 Annual Meeting of Shareholders.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the section captioned “Independent Registered Public Accountant” in the Proxy Statement for Kemper’s 2012 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this Report

1.
Financial Statements. The consolidated balance sheets of Kemper and subsidiaries as of December 31, 2011 and 2010, and the consolidated statements of income, cash flows and shareholders’ equity and comprehensive income for the years ended December 31, 2011, 2010 and 2009, together with the notes thereto and the report of Deloitte & Touche LLP thereon appearing in Item 8 are included in this 2011 Annual Report.

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

3.
Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.1 through 10.25 relate to compensatory plans incorporated by reference as exhibits hereto pursuant to Item 15(b) of Form 10-K.

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

4.2
Indenture dated as of June 26, 2002, by and between Kemper and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.1 to Kemper’s Current Report on Form 8-K filed May 14, 2007).

4.3
Officers’ Certificate, including form of Senior Note with respect to Kemper's 6.00% Senior Notes due May 15, 2017 (Incorporated herein by reference to Exhibit 4.2 to Kemper's Current Report on Form 8-K filed May 14, 2007).

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

10.5	Kemper 2011 Omnibus Equity Plan, as amended and restated effective August 25, 2011 (Incorporated herein by reference to Exhibit 10.5 to Kemper's Quarterly Report on Form 10-Q filed November 2, 2011).
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

10.13	Form of Stock Option and SAR Agreement for Non-Employee Directors under the Kemper 2011 Omnibus Equity Plan, as of August 25, 2011.
10.14	Kemper Pension Equalization Plan, as amended and restated effective August 25, 2011 (Incorporated herein by reference to Exhibit 10.5 to Kemper's Quarterly Report on Form 10-Q filed November 2, 2011).
10.15
Kemper Defined Contribution Supplemental Retirement Plan, as amended and restated effective August 25, 2011 (Incorporated herein by reference to Exhibit 10.5 to Kemper's Quarterly Report on Form 10-Q filed November 2, 2011).

10.16
Kemper Non-Qualified Deferred Compensation Plan, as amended and restated effective August 25, 2011 (Incorporated herein by reference to Exhibit 10.5 to Kemper's Quarterly Report on Form 10-Q filed November 2, 2011).

10.17
Kemper is a party to individual severance agreements (the form of which, as amended and restated effective August 25, 2011, is incorporated by reference to Exhibit 10.17 to Kemper's Quarterly Report on Form 10-Q filed November 2, 2011) with the following executive officers:

Donald G. Southwell (Chairman, President and Chief Executive Officer)
John M. Boschelli (Vice President and Chief Investment Officer)
Lisa M. King (Vice President – Human Resources)
Edward J. Konar (Vice President)
Christopher L. Moses (Vice President and Treasurer)
Scott Renwick (Senior Vice President and General Counsel)
Richard Roeske (Vice President and Chief Accounting Officer)
Dennis J. Sandelski (Vice President – Tax)
Frank J. Sodaro (Vice President – Planning and Analysis)
Dennis R. Vigneau (Senior Vice President and Chief Financial Officer)

Each of the foregoing agreements is identical except that the severance compensation multiple is 3.0 for Mr. Southwell and 2.0 for the other executive officers.
10.18	Kemper Severance Plan, as amended and restated effective August 25, 2011 (Incorporated herein by reference to Exhibit 10.5 to Kemper's Quarterly Report on Form 10-Q filed November 2, 2011).
10.19
Kemper 2009 Performance Incentive Plan, as amended and restated effective August 25, 2011 (Incorporated herein by reference to Exhibit 10.5 to Kemper's Quarterly Report on Form 10-Q filed November 2, 2011).

10.20	Form of Annual Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of January 31, 2012.
10.21	Form of Multi-Year Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of January 31, 2012.
10.22	Form of Stock Option and SAR Agreement under the Kemper 2011 Omnibus Equity Plan, as of August 25, 2011.
10.23	Time-Vested Restricted Stock Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of August 25, 2011.

10.24	Form of Performance-Based Restricted Stock Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of January 31, 2012.
10.25
Kemper is a party to individual Indemnification and Expense Advancement Agreements with each of its directors, as amended and restated effective February 1, 2012 (Incorporated herein by reference to Exhibit 10.25 to Kemper's Current Report on Form 8-K filed February 6, 2012).

10.26
Credit Agreement, dated as of October 30, 2009, by and among Kemper, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, swing line lender and issuing lender, and JP Morgan Chase Bank, N.A., as syndication agent. (Incorporated by reference to Exhibit 10.21 to Kemper's Quarterly report on Form 10-Q filed November 2, 2009).

12	Ratios of Earnings to Fixed Charges
21	Subsidiaries of Kemper Corporation
23	Consent of Deloitte & Touche LLP
24	Power of Attorney (included on the signature page hereof)
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).
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

(c)	Financial Statement Schedules. Included in Item 15(a)2 above

POWER OF ATTORNEY
Each person whose signature appears below on the following page hereby appoints each of Donald G. Southwell, Chairman, President and Chief Executive Officer, Dennis R. Vigneau, Senior Vice President and Chief Financial Officer, and Scott Renwick, Senior Vice President and General Counsel, so long as such individual remains an executive officer of Kemper Corporation, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the SEC, any and all amendments to this 2011 Annual Report of Kemper Corporation, together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Kemper Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the SEC in respect thereof, which amendments may make such other changes in the 2011 Annual Report as the aforesaid attorney-in-fact executing the same deems appropriate.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Corporation has duly caused this 2011 Annual Report on Form 10-K for the fiscal year ended December 31, 2011 to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2012.

KEMPER CORPORATION (Registrant)

By:	/S/ DONALD G. SOUTHWELL
Donald G. Southwell
Chairman, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kemper Corporation in the capacities indicated on February 17, 2012.

Signature	Title

/S/ DONALD G. SOUTHWELL	Chairman, President, Chief Executive Officer and Director (principal executive officer)
Donald G. Southwell

/S/ DENNIS R. VIGNEAU	Senior Vice President and Chief Financial Officer (principal financial officer)
Dennis R. Vigneau

/S/ RICHARD ROESKE	Vice President and Chief Accounting Officer (principal accounting officer)
Richard Roeske

/S/ JAMES E. ANNABLE	Director
James E. Annable

/S/ DOUGLAS G. GEOGA	Director
Douglas G. Geoga

/S/ REUBEN L. HEDLUND	Director
Reuben L. Hedlund

/S/ JULIE M. HOWARD	Director
Julie M. Howard

/S/ WAYNE KAUTH	Director
Wayne Kauth

/S/ FAYEZ S. SAROFIM	Director
Fayez S. Sarofim

/S/ DAVID P. STORCH	Director
David P. Storch

/S/ RICHARD C. VIE	Director
Richard C. Vie

SCHEDULE I
KEMPER CORPORATION AND SUBSIDIARIES
INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2011
(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$439.4	$491.7	$491.7
States and Political Subdivisions	1,705.0	1,852.6	1,852.6
Corporate Securities:
Other Bonds and Notes	2,045.0	2,347.4	2,347.4
Redeemable Preferred Stocks	76.7	81.7	81.7
Total Investments in Fixed Maturities	4,266.1	4,773.4	4,773.4
Equity Securities:
Preferred Stocks	112.4	107.2	107.2
Common Stocks	106.0	130.4	130.4
Other Equity Interests	148.9	159.7	159.7
Total Investments in Equity Securities	367.3	397.3	397.3
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	306.3	XXX.X	306.3
Loans, Real Estate and Other Investments	498.3	XXX.X	498.3
Short-term Investments	247.4	XXX.X	247.4
Total Investments	$5,685.4		$6,222.7
See Accompanying Report of Independent Registered Public Accounting Firm.

SCHI-1

SCHEDULE II
KEMPER CORPORATION
PARENT COMPANY BALANCE SHEETS
December 31, 2011 and 2010
(Dollars in Millions)

	December 31, 2011	December 31, 2010
ASSETS
Investments in Subsidiaries	$2,766.1	$2,840.0
Fixed Maturities at Fair Value (Cost: 2011 – $13.1; 2010 – $13.1)	13.1	13.2
Equity Securities at Fair Value (Cost: 2011 – $5.0; 2010 – $5.0)	4.3	5.1
Short-term Investments	77.2	41.8
Cash	122.4	0.4
Other Receivables	5.7	6.4
Deferred Income Taxes	57.6	58.2
Other Assets	5.9	6.7
Total Assets	$3,052.3	$2,971.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior Notes Payable, 6.00% due 2017 (Fair Value: 2011 – $370.3; 2010 – $366.2)	$356.8	$356.3
Senior Notes Payable, 6.00% due 2015 (Fair Value: 2011 – $262.8; 2010 – $256.1 )	248.2	247.8
Liabilities for Income Taxes	85.3	84.3
Liabilities for Benefit Plans	140.5	162.3
Accrued Expenses and Other Liabilities	5.4	7.7
Total Liabilities	836.2	858.4
Shareholders’ Equity:
Common Stock	6.0	6.1
Additional Paid-in Capital	743.9	751.1
Retained Earnings	1,208.2	1,198.8
Accumulated Other Comprehensive Income	258.0	157.4
Total Shareholders’ Equity	2,216.1	2,113.4
Total Liabilities and Shareholders’ Equity	$3,052.3	$2,971.8
See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-1

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(Dollars in Millions)

	Years Ended December 31,
	2011	2010	2009
Net Investment Income	$0.4	$1.7	$2.2
Net Realized Gains (Losses) on Sales of Investments	(0.2)	0.5	1.4
Total Revenues	0.2	2.2	3.6
Interest Expense	39.4	34.1	33.2
Other Operating (Income) Expenses	10.3	4.3	(0.4)
Total Operating Expenses	49.7	38.4	32.8
Loss before Income Taxes and Equity in Net Income of Subsidiaries	(49.5)	(36.2)	(29.2)
Income Tax Benefit	18.6	13.0	10.4
Loss before Equity in Net Income of Subsidiaries	(30.9)	(23.2)	(18.8)
Equity in Net Income of Subsidiaries	114.6	207.8	183.5
Net Income	$83.7	$184.6	$164.7
See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-2

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(Dollars in Millions)

	Years Ended December 31,
	2011	2010	2009
Operating Activities:
Net Income	$83.7	$184.6	$164.7
Adjustment Required to Reconcile Net Income to Net Cash Provided by Operations:
Equity in Net Income of Subsidiaries	(114.6)	(207.8)	(183.5)
Cash Dividends from Subsidiaries	70.8	147.4	184.4
Cash Received for Benefit Plan from Subsidiary	—	—	41.2
Cash Contribution to Defined Benefit Plan	(32.2)	(15.0)	—
Net Realized (Gains) Losses on Sales of Investments	0.2	(0.5)	(1.4)
Other, Net	35.5	(10.8)	(45.7)
Net Cash Provided by Operating Activities	43.4	97.9	159.7
Investing Activities:
Capital Contributed to Subsidiaries	—	(110.0)	(25.0)
Capital Distribution from Subsidiary	250.0	—	—
Maturity of Note Receivable from Subsidiary	—	20.0	—
Purchases of Fixed Maturities	—	(13.1)	—
Purchases of Common Stocks from Subsidiary	(50.8)	—	—
Sales of Common Stocks	—	—	0.6
Change in Short-term Investments	(35.4)	10.5	(42.4)
Net Cash Provided (Used) by Investing Activities	163.8	(92.6)	(66.8)
Financing Activities:
Notes Payable Proceeds:
Senior Notes Payable Issued	—	247.8	—
Revolving Credit Agreement	95.0	140.0	220.0
Notes Payable Payments:
Senior Notes Payable Repaid	—	(200.0)	—
Revolving Credit Agreement	(95.0)	(140.0)	(220.0)
Cash Dividends Paid	(58.2)	(54.6)	(66.6)
Common Stock Repurchases	(27.4)	(34.4)	—
Exercise of Stock Options	0.2	0.5	—
Excess Tax Benefits on Share Based Awards	0.2	0.2	0.1
Net Cash Used by Financing Activities	(85.2)	(40.5)	(66.5)
Increase (Decrease) in Cash	122.0	(35.2)	26.4
Cash, Beginning of Year	0.4	35.6	9.2
Cash, End of Year	$122.4	$0.4	$35.6
See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-3

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(Dollars in Millions)

	Years Ended December 31,
	2011	2010	2009
Net Income	$83.7	$184.6	$164.7
Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Year:
Securities Held by Subsidiaries	231.5	195.7	207.3
Securities Held by Parent	0.6	0.1	0.2
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	(30.2)	(18.8)	27.1
Securities Held by Parent	(0.7)	—	(0.3)
Unrealized Holding Gains (Losses)	201.2	177.0	234.3
Unrecognized Postretirement Benefit Costs Arising During the Year	(53.9)	(27.9)	31.2
Amortization of Unrecognized Postretirement Benefit Costs	8.7	1.2	(1.9)
Net Unrecognized Postretirement Benefit Costs	(45.2)	(26.7)	29.3
Foreign Currency Translation Adjustments	0.4	(2.6)	1.7
Reclassification Adjustment for Amounts Included in Net Income	—	2.1	(0.1)
Foreign Currency Translation Adjustments	0.4	(0.5)	1.6
Equity in Other Comprehensive Income (Loss) of Subsidiary	—	2.9	(2.2)
Other Comprehensive Income before Income Taxes	156.4	152.7	263.0
Income Tax Benefit (Expense):
Unrealized Holding Gains (Losses) Arising During the Year:
Securities Held by Subsidiaries	(82.3)	(69.2)	(73.2)
Securities Held by Parent	(0.2)	—	(0.1)
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	10.7	6.6	(9.5)
Securities Held by Parent	0.2	—	0.1
Unrealized Holding Gains (Losses)	(71.6)	(62.6)	(82.7)
Unrecognized Postretirement Benefit Costs Arising During the Year	19.0	9.8	(11.3)
Amortization of Unrecognized Postretirement Benefit Costs	(3.1)	(0.5)	0.6
Net Unrecognized Postretirement Benefit Costs	15.9	9.3	(10.7)
Foreign Currency Translation Adjustments	(0.1)	1.0	(0.6)
Reclassification Adjustment for Amounts Included in Net Income	—	(0.8)	—
Foreign Currency Translation Adjustments	(0.1)	0.2	(0.6)
Equity in Other Comprehensive Income (Loss) of Subsidiary	—	(1.0)	0.8
Income Tax Expense	(55.8)	(54.1)	(93.2)
Other Comprehensive Income	100.6	98.6	169.8
Total Comprehensive Income	$184.3	$283.2	$334.5
See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-4

SCHEDULE III

KEMPER CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in Millions)

	Year Ended December 31,							December 31,
	Premiums	Premiums Written	Other Income	Net Investment Income	Insurance Claims and Policy- holders’ Benefits	Amortization Of Deferred Policy Acquisition Costs	Other Insurance Expenses	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
2011
Preferred	$859.8	$868.8	$0.3	$49.6	$709.6	$148.9	$90.5	$75.2	$416.2	$435.9
Specialty	445.2	438.2	0.5	21.1	352.8	62.6	28.9	18.6	225.9	134.1
Direct	222.7	209.0	0.1	17.9	197.6	8.8	67.5	2.4	223.9	65.1
Life and Health (1)	645.9	N/A	0.1	201.9	385.7	59.0	235.7	352.3	3,111.0	31.1
Other	—	N/A	—	7.5	—	—	(32.6)	—	154.8	—
Total	$2,173.6	N/A	$1.0	$298.0	$1,645.7	$279.3	$390.0	$448.5	$4,131.8	$666.2
2010
Preferred	$888.0	$872.2	$0.4	$52.8	$633.5	$157.7	$86.0	$73.7	$420.5	$426.9
Specialty	474.9	457.2	0.6	24.8	383.0	67.7	25.0	19.9	250.8	141.1
Direct	282.4	269.3	0.1	21.4	223.9	9.8	77.3	2.9	235.6	78.9
Life and Health (1)	644.1	N/A	0.2	214.3	406.8	54.0	229.0	329.9	3,084.5	31.7
Other	—	N/A	—	12.4	—	—	(31.0)	—	191.0	—
Total	$2,289.4	N/A	$1.3	$325.7	$1,647.2	$289.2	$386.3	$426.4	$4,182.4	$678.6
2009
Preferred	$931.8	$918.3	$0.4	$42.1	$627.8	$167.3	$93.0
Specialty	527.5	512.3	0.4	20.8	418.8	75.8	23.6
Direct	345.6	320.3	0.9	18.5	269.1	7.3	99.7
Life and Health (1)	650.6	N/A	0.7	225.3	423.8	53.2	231.1
Other	—	N/A	0.1	13.2	—	—	(29.8)
Total	$2,455.5	N/A	$2.5	$319.9	$1,739.5	$303.6	$417.6

(1)
The Company’s Life and Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life and Health Insurance segment.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHIII-1

SCHEDULE IV
KEMPER CORPORATION
REINSURANCE SCHEDULE
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2011
Life Insurance in Force	$21,627.8	$662.0	$256.9	$21,222.7	1.2%
Premiums
Life Insurance	$394.3	$1.5	$2.3	$395.1	0.6%
Accident and Health Insurance	166.5	0.3	0.1	166.3	0.1%
Property and Liability Insurance	1,609.8	38.9	41.3	1,612.2	2.6%
Total Premiums	$2,170.6	$40.7	$43.7	$2,173.6	2.0%
Year Ended December 31, 2010
Life Insurance in Force	$21,909.4	$695.3	$272.6	$21,486.7	1.3%
Premiums
Life Insurance	$396.1	$2.0	$2.7	$396.8	0.7%
Accident and Health Insurance	162.0	0.3	0.1	161.8	0.1%
Property and Liability Insurance	1,729.5	41.6	42.9	1,730.8	2.5%
Total Premiums	$2,287.6	$43.9	$45.7	$2,289.4	2.0%
Year Ended December 31, 2009
Life Insurance in Force	$21,903.5	$782.6	$288.9	$21,409.8	1.3%
Premiums
Life Insurance	$399.3	$2.7	$3.1	$399.7	0.8%
Accident and Health Insurance	159.1	0.1	0.2	159.2	0.1%
Property and Liability Insurance	1,893.5	44.9	48.0	1,896.6	2.5%
Total Premiums	$2,451.9	$47.7	$51.3	$2,455.5	2.1%
See Accompanying Report of Independent Registered Public Accounting Firm.

SCHIV-1

SCHEDULE VI
KEMPER CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
(Dollars in Millions)

Affiliation	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount	Unearned Premiums	Earned Premiums	Net Investment Income	Claim and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
							Current Year	Prior Years
Year Ended December 31, 2011
(a) Consolidated property casualty entities	$96.7	$1,029.1	$—	$637.3	$1,612.2	$89.9	$1,338.5	$(35.0)	$227.0	$1,360.6	$1,600.4
(b) Unconsolidated property casualty entities	$—	$—	$—	$—	$—	$—	$—	$1.9	$—	$30.8	$—
Year Ended December 31, 2010
(a) Consolidated property casualty entities	$97.1	$1,118.7	$—	$649.4	$1,730.8	$100.4	$1,310.5	$(22.0)	$242.4	$1,336.5	$1,684.2
(b) Unconsolidated property casualty entities	$—	$—	$—	$—	$—	$—	$—	$(2.9)	$—	$42.4	$—
Year Ended December 31, 2009
(a) Consolidated property casualty entities					$1,896.6	$83.3	$1,447.3	$(77.9)	$258.4	$1,461.2	$1,848.3
(b) Unconsolidated property casualty entities					$—	$—	$—	$(3.0)	$—	$50.1	$—
Amounts reported in (b) above represent amounts for Unitrin Business Insurance which is reported as a discontinued operation in the Company’s financial statements. The Company has no 50%-or-less-owned property and casualty equity investees. Accordingly, amounts for category (c) are omitted from the table.
See Accompanying Report of Independent Registered Public Accounting Firm.

SCHVI-1