Form 10-Q
period 2012-03-31
KEMPER Corp
filed 2012-05-07
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
59,725,362 shares of common stock, $0.10 par value, were outstanding as of May 2, 2012.

KEMPER CORPORATION

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	Mar 31, 2012	Mar 31, 2011
Revenues:
Earned Premiums	$529.2	$546.0
Net Investment Income	77.4	81.2
Other Income	0.2	0.2
Net Realized Gains on Sales of Investments	4.9	14.2
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(0.5)	(0.4)
Portion of Losses Recognized in Other Comprehensive (Income) Loss	—	—
Net Impairment Losses Recognized in Earnings	(0.5)	(0.4)
Total Revenues	611.2	641.2
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	376.6	392.3
Insurance Expenses	162.4	166.1
Interest and Other Expenses	21.8	19.7
Total Expenses	560.8	578.1
Income from Continuing Operations before Income Taxes	50.4	63.1
Income Tax Expense	(14.1)	(18.1)
Income from Continuing Operations	36.3	45.0
Income from Discontinued Operations	7.3	6.5
Net Income	$43.6	$51.5
Income from Continuing Operations Per Unrestricted Share:
Basic	$0.61	$0.74
Diluted	$0.60	$0.73
Net Income Per Unrestricted Share:
Basic	$0.73	$0.85
Diluted	$0.72	$0.84
Dividends Paid to Shareholders Per Share	$0.24	$0.24

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2012	Mar 31, 2011
Net Income	$43.6	$51.5

Other Comprehensive Income Before Income Taxes:
Unrealized Holding Gains (Losses)	1.3	(26.6)
Foreign Currency Translation Adjustments	0.7	0.4
Amortization of Unrecognized Postretirement Benefit Costs	4.4	1.9
Other Comprehensive Income (Loss) Before Income Taxes	6.4	(24.3)
Other Comprehensive Income Tax Benefit (Expense)	(2.3)	8.5
Other Comprehensive Income (Loss)	4.1	(15.8)
Total Comprehensive Income	$47.7	$35.7

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Mar 31, 2012	Dec 31, 2011
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2012 - $4,297.6; 2011 - $4,266.1)	$4,787.7	$4,773.4
Equity Securities at Fair Value (Cost: 2012 - $380.4; 2011 - $367.3)	429.6	397.3
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	311.7	306.3
Short-term Investments at Cost which Approximates Fair Value	364.2	247.4
Other Investments	499.0	498.3
Total Investments	6,392.2	6,222.7
Cash	128.7	251.2
Receivables from Policyholders	378.4	379.2
Other Receivables	210.5	218.7
Deferred Policy Acquisition Costs	297.9	294.0
Goodwill	311.8	311.8
Current and Deferred Income Tax Assets	—	6.4
Other Assets	250.9	250.7
Total Assets	$7,970.4	$7,934.7
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,117.8	$3,102.7
Property and Casualty	1,001.4	1,029.1
Total Insurance Reserves	4,119.2	4,131.8
Unearned Premiums	668.3	666.2
Liabilities for Income Taxes	18.2	6.2
Notes Payable at Amortized Cost (Fair Value: 2012 - $657.1; 2011 - $638.7)	610.8	610.6
Accrued Expenses and Other Liabilities	422.1	403.3
Total Liabilities	5,838.6	5,818.1
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 59,723,362 Shares Issued and Outstanding at March 31, 2012 and 60,248,582 Shares Issued and Outstanding at December 31, 2011	6.0	6.0
Paid-in Capital	737.5	743.9
Retained Earnings	1,126.2	1,108.7
Accumulated Other Comprehensive Income	262.1	258.0
Total Shareholders’ Equity	2,131.8	2,116.6
Total Liabilities and Shareholders’ Equity	$7,970.4	$7,934.7

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2012	Mar 31, 2011
Operating Activities:
Net Income	$43.6	$51.5
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(3.9)	(3.5)
Amortization of Life Insurance in Force Acquired and Customer Relationships Acquired	2.0	2.7
Equity in Earnings of Equity Method Limited Liability Investments	(6.7)	(10.0)
Amortization of Investment Securities and Depreciation of Investment Real Estate	4.1	4.6
Net Realized Gains on Sales of Investments	(4.9)	(14.5)
Net Impairment Losses Recognized in Earnings	0.5	0.4
Net Gain on Sale of Portfolio of Charged-off Automobile Loan Receivables	(11.3)	—
Benefit for Loan Losses	(2.0)	(13.8)
Depreciation of Property and Equipment	3.3	3.4
Decrease (Increase) in Other Receivables	7.5	(13.4)
Decrease in Insurance Reserves	(13.1)	(13.4)
Increase in Unearned Premiums	2.1	1.8
Change in Income Taxes	16.2	37.9
Increase in Accrued Expenses and Other Liabilities	6.8	28.7
Other, Net	11.4	10.8
Net Cash Provided by Operating Activities	55.6	73.2
Investing Activities:
Sales and Maturities of Fixed Maturities	103.7	176.6
Purchases of Fixed Maturities	(136.1)	(197.7)
Sales of Equity Securities	7.7	37.3
Purchases of Equity Securities	(17.4)	(8.8)
Improvements of Investment Real Estate	(1.1)	(1.9)
Sales of Investment Real Estate	—	0.2
Return of Investment of Equity Method Limited Liability Investments	10.6	14.2
Acquisitions of Equity Method Limited Liability Investments	(9.3)	(2.3)
Increase in Short-term Investments	(116.7)	(12.9)
Net Proceeds from Sale of Portfolio of Charged-off Automobile Loan Receivables	20.1	—
Receipts from Automobile Loan Receivables	2.0	73.6
Increase in Other Investments	(1.8)	(2.4)
Other, Net	(8.4)	(7.3)
Net Cash Provided (Used) by Investing Activities	(146.7)	68.6
Financing Activities:
Repayments of Certificates of Deposits	—	(149.1)
Common Stock Repurchases	(17.9)	(18.3)
Cash Dividends Paid to Shareholders	(14.5)	(14.7)
Cash Exercise of Stock Options	—	0.1
Excess Tax Benefits from Share-based Awards	0.5	0.1
Other, Net	0.5	0.4
Net Cash Used by Financing Activities	(31.4)	(181.5)
Decrease in Cash	(122.5)	(39.7)
Cash, Beginning of Year	251.2	117.2
Cash, End of Period	$128.7	$77.5
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and include the accounts of Kemper Corporation (“Kemper”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and are unaudited. All significant intercompany accounts and transactions have been eliminated.
As discussed below, the Company adopted Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, on January 1, 2012 and retrospectively adjusted its financial statements for prior periods for the impact of the adoption. On January 1, 2012, the Company also implemented a new model for allocating capital and net investment income to its business segments. Accordingly, the Company has also reclassified certain amounts in its segment results in the retrospectively adjusted financial statements to conform to the current presentation. The Company accounts for Fireside Auto Finance, Inc. (“Fireside”), formerly known as Fireside Bank, and Kemper’s former Unitrin Business Insurance operations as discontinued operations. See Note 2, “Discontinued Operations,” to the Condensed Consolidated Financial Statements.
Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in Kemper’s Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2011 (the “2011 Annual Report”).
Accounting Standards Not Yet Adopted
The Financial Accounting Standards Board (“FASB”) issues ASUs to amend the authoritative literature in the FASB Accounting Standards Codification (“ASC”). There have been no ASUs issued in 2012 that amend the original text of ASC.
Adoption of New Accounting Standards
In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The standard is effective for interim and annual reporting periods beginning after December 15, 2011. The provisions of the new standard can be applied either prospectively or retrospectively. The standard amends ASC Topic 944, Financial Services—Insurance, and modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The Company adopted the standard on January 1, 2012 and applied its provisions retrospectively. The adoption of the standard reduced consolidated shareholders’ equity by $99.5 million on January 1, 2012. The Company’s financial statements have been retrospectively adjusted as if ASU 2010-26 had been adopted prior to all periods presented.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1 - Basis of Presentation (continued)
The following line items presented in the Condensed Consolidated Balance Sheet at March 31, 2012 were affected by the adoption of the new accounting standard:

(Dollars in Millions)	As Computed without Change in Accounting	As Reported with Change in Accounting	Effect of Change
Impact on Assets:
Deferred Policy Acquisition Costs	$455.8	$297.9	$(157.9)
Total Assets	8,128.3	7,970.4	(157.9)
Impact on Liabilities and Shareholders’ Equity:
Liabilities for Income Taxes	$74.4	$18.2	$(56.2)
Total Liabilities	5,894.8	5,838.6	(56.2)
Retained Earnings	1,227.9	1,126.2	(101.7)
Total Shareholders’ Equity	2,233.5	2,131.8	(101.7)
Total Liabilities and Shareholders’ Equity	8,128.3	7,970.4	(157.9)
The following line items presented in the Condensed Consolidated Balance Sheet at December 31, 2011 were affected by the adoption of the new accounting standard:

(Dollars in Millions)	As Originally Reported	As Adjusted	Effect of Change
Impact on Assets:
Deferred Policy Acquisition Costs	$448.5	$294.0	$(154.5)
Current and Deferred Income Taxes	3.1	6.4	3.3
Total Assets	8,085.9	7,934.7	(151.2)
Impact on Liabilities and Shareholders’ Equity:
Liabilities for Income Taxes	$57.9	$6.2	$(51.7)
Total Liabilities	5,869.8	5,818.1	(51.7)
Retained Earnings	1,208.2	1,108.7	(99.5)
Total Shareholders’ Equity	2,216.1	2,116.6	(99.5)
Total Liabilities and Shareholders’ Equity	8,085.9	7,934.7	(151.2)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1 - Basis of Presentation (continued)
The impact of adoption of the new accounting standard on the presentation of the results of operations in the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011 is presented below:

	Three Months Ended March 31, 2012
(Dollars in Millions, Except Per Share Amounts)	As Computed without Change in Accounting	As Reported with Change in Accounting	Effect of Change
Total Revenues	$611.2	$611.2	$—
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	376.6	376.6	—
Insurance Expenses	159.0	162.4	3.4
Interest and Other Expenses	21.8	21.8	—
Total Expenses	557.4	560.8	3.4
Income from Continuing Operations before Income Taxes	53.8	50.4	(3.4)
Income Tax Expense	(15.3)	(14.1)	1.2
Income from Continuing Operations	38.5	36.3	(2.2)
Income from Discontinued Operations	7.3	7.3	—
Net Income	$45.8	$43.6	$(2.2)
Income from Continuing Operations per Unrestricted Share:
Basic	$0.64	$0.61	$(0.03)
Diluted	$0.64	$0.60	$(0.04)
Net Income Per Unrestricted Share:
Basic	$0.76	$0.73	$(0.03)
Diluted	$0.76	$0.72	$(0.04)

	Three Months Ended March 31, 2011
(Dollars in Millions, Except Per Share Amounts)	As Originally Reported	As Adjusted	Effect of Change
Total Revenues	$641.2	$641.2	$—
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	392.3	392.3	—
Insurance Expenses	161.9	166.1	4.2
Interest and Other Expenses	19.7	19.7	—
Total Expenses	573.9	578.1	4.2
Income from Continuing Operations before Income Taxes	67.3	63.1	(4.2)
Income Tax Expense	(19.7)	(18.1)	1.6
Income from Continuing Operations	47.6	45.0	(2.6)
Income from Discontinued Operations	6.5	6.5	—
Net Income	$54.1	$51.5	$(2.6)
Income from Continuing Operations per Unrestricted Share:
Basic	$0.78	$0.74	$(0.04)
Diluted	$0.78	$0.73	$(0.05)
Net Income Per Unrestricted Share:
Basic	$0.89	$0.85	$(0.04)
Diluted	$0.89	$0.84	$(0.05)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1 - Basis of Presentation (continued)
The following line items presented in the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 were affected by the adoption of the new accounting standard:

	Three Months Ended March 31, 2012
(Dollars in Millions)	As Computed without Change in Accounting	As Reported with Change in Accounting	Effect of Change
Net Income	$45.8	$43.6	$(2.2)
Total Comprehensive Income	49.9	47.7	(2.2)

	Three Months Ended March 31, 2011
(Dollars in Millions)	As Originally Reported	As Adjusted	Effect of Change
Net Income	$54.1	$51.5	$(2.6)
Total Comprehensive Income	38.3	35.7	(2.6)
The following line items presented in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 were affected by the adoption of the new accounting standard:

	Three Months Ended March 31, 2012
(Dollars in Millions)	As Computed without Change in Accounting	As Reported with Change in Accounting	Effect of Change
Impact on Operating Activities:
Net Income	$45.8	$43.6	$(2.2)
Increase in Deferred Policy Acquisition Costs	(7.3)	(3.9)	3.4
Change in Income Taxes	17.4	16.2	(1.2)

	Three Months Ended March 31, 2011
(Dollars in Millions)	As Originally Reported	As Adjusted	Effect of Change
Impact on Operating Activities:
Net Income	$54.1	$51.5	$(2.6)
Increase in Deferred Policy Acquisition Costs	(7.7)	(3.5)	4.2
Change in Income Taxes	39.5	37.9	(1.6)
Line items presented in the Investing Activities and Financing Activities sections of the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 were unaffected by the adoption of the new accounting standard.
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. The standard is effective for the first interim or annual period beginning on or after December 15, 2011. The new standard amends the existing fair value definition and enhances disclosure requirements. The Company adopted the standard with these financial statements and, except for the additional disclosure requirements, the initial application of the standard did not have an impact on the Company.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1 - Basis of Presentation (continued)
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The standard is effective for the first interim or annual period beginning on or after December 15, 2011. The standard amends ASC Topic 350, Intangibles—Goodwill and Other, and gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company adopted the standard with these financial statements and the initial application of the standard did not have an impact on the Company.
In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The standard deferred certain paragraphs in ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, related to the presentation of reclassification adjustments but also required companies to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The Company adopted the standard with these financial statements. Other than the inclusion of the Condensed Consolidated Statement of Comprehensive Income, the initial application of the standard did not have an impact on the Company.
Note 2 - Discontinued Operations
The Company accounts for Fireside and the Company’s former Unitrin Business Insurance operations as discontinued operations. Summary financial information included in Income from Discontinued Operations for the three months ended March 31, 2012 and 2011 is presented below:

	Three Months Ended
(Dollars in Millions, Except Per Share Amounts)	Mar 31, 2012	Mar 31, 2011
Interest, Loan Fees and Earned Discounts	$—	$15.4
Other Income	—	0.1
Net Gain on Sale of Loans in Inactive Portfolio	11.3	—
Net Investment Income	—	0.4
Net Realized Gains on Sales of Investments	—	0.3
Total Revenues Included in Discontinued Operations	$11.3	$16.2

Income (Loss) from Discontinued Operations before Income Taxes:
Fireside:
Results of Operations	$(0.2)	$12.0
Net Gain on Sale of Loans in Inactive Portfolio	11.3	—
Unitrin Business Insurance:
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	1.2	(2.6)
Income from Discontinued Operations before Income Taxes	12.3	9.4
Income Tax Expense	(5.0)	(2.9)
Income from Discontinued Operations	$7.3	$6.5

Income from Discontinued Operations Per Unrestricted Share:
Basic	$0.12	$0.11
Diluted	$0.12	$0.11
During 2011, Fireside sold its active portfolio of automobile loan receivables while retaining its inactive portfolio of loans that had been previously charged-off (the “Inactive Portfolio”). The Inactive Portfolio is not carried on the Company’s Condensed Consolidated Balance Sheet. During the first quarter of 2012, Fireside sold $283 million of loans in the Inactive Portfolio at a gain of $11.3 million, net of transaction, shutdown and other costs of $14.9 million, of which $8.7 million was unpaid at March 31, 2012.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Discontinued Operations (continued)
The Company has retained Property and Casualty Insurance Reserves for unpaid insured losses of its former Unitrin Business Insurance operations that occurred prior to June 1, 2008, the effective date of the sale of such operations. Property and Casualty Insurance Reserves reported in the Company’s Condensed Consolidated Balance Sheets include $117.3 million and $125.6 million at March 31, 2012 and December 31, 2011, respectively, for such retained liabilities. Changes in the Company’s estimate of such retained liabilities after the sale are reported as a separate component of the results of discontinued operations.
Note 3 - Investments
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2012 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$429.1	$45.9	$(0.6)	$474.4
States and Political Subdivisions	1,666.6	159.3	(0.5)	1,825.4
Corporate Securities:
Bonds and Notes	2,120.4	288.6	(7.5)	2,401.5
Redeemable Preferred Stocks	76.8	4.8	(0.2)	81.4
Mortgage and Asset-backed	4.7	1.0	(0.7)	5.0
Investments in Fixed Maturities	$4,297.6	$499.6	$(9.5)	$4,787.7
Included in the fair value of Mortgage and Asset-backed investments at March 31, 2012 are $2.9 million of collateralized debt obligations, $1.7 million of non-governmental residential mortgage-backed securities and $0.4 million of other asset-backed securities.
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
The estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2012 by contractual maturity were:

(Dollars in Millions)
Due in One Year or Less	$75.1
Due after One Year to Five Years	505.7
Due after Five Years to Ten Years	966.6
Due after Ten Years	2,966.9
Asset-backed Securities Not Due at a Single Maturity Date	273.4
Investments in Fixed Maturities	$4,787.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at March 31, 2012 consisted of securities issued by the Government National Mortgage Association with a fair value of $241.6 million, securities issued by the Federal National Mortgage Association with a fair value of $26.0 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $0.8 million and securities of other issuers with a fair value of $5.0 million.
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at March 31, 2012 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$94.4	$3.3	$(0.3)	$97.4
Other Industries	18.1	3.4	(0.3)	21.2
Common Stocks:
Manufacturing	65.3	21.9	(0.1)	87.1
Other Industries	41.4	8.9	(0.6)	49.7
Other Equity Interests:
Exchange Traded Funds	66.0	1.7	—	67.7
Limited Liability Companies and Limited Partnerships	95.2	13.4	(2.1)	106.5
Investments in Equity Securities	$380.4	$52.6	$(3.4)	$429.6
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2011 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$94.4	$1.0	$(8.7)	$86.7
Other Industries	18.0	2.6	(0.1)	20.5
Common Stocks:
Manufacturing	64.6	18.9	(0.1)	83.4
Other Industries	41.4	7.4	(1.8)	47.0
Other Equity Interests:
Exchange Traded Funds	66.0	0.6	—	66.6
Limited Liability Companies and Limited Partnerships	82.9	11.7	(1.5)	93.1
Investments in Equity Securities	$367.3	$42.2	$(12.2)	$397.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at March 31, 2012 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$19.7	$(0.6)	$—	$—	$19.7	$(0.6)
States and Political Subdivisions	—	—	12.3	(0.5)	12.3	(0.5)
Corporate Securities:
Bonds and Notes	170.2	(4.2)	51.3	(3.3)	221.5	(7.5)
Redeemable Preferred Stocks	0.5	(0.2)	0.1	—	0.6	(0.2)
Mortgage and Asset-backed	—	—	2.6	(0.7)	2.6	(0.7)
Total Fixed Maturities	190.4	(5.0)	66.3	(4.5)	256.7	(9.5)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	—	2.4	(0.3)	2.4	(0.3)
Other Industries	1.8	(0.2)	2.8	(0.1)	4.6	(0.3)
Common Stocks:
Manufacturing	1.2	(0.1)	—	—	1.2	(0.1)
Other Industries	5.4	(0.6)	0.1	—	5.5	(0.6)
Other Equity Interests:
Limited Liability Companies and Limited Partnerships	16.0	(2.1)	—	—	16.0	(2.1)
Total Equity Securities	24.4	(3.0)	5.3	(0.4)	29.7	(3.4)
Total	$214.8	$(8.0)	$71.6	$(4.9)	$286.4	$(12.9)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. The portions of the declines in the fair values of investments that are determined to be other-than-temporary are reported as losses in the Condensed Consolidated Statements of Income in the periods when such determinations are made.
Unrealized losses on fixed maturities, which the Company has determined to be temporary at March 31, 2012, were $9.5 million, of which $4.5 million is related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at March 31, 2012 related to securities for which the Company has recognized credit losses in earnings in the preceding table under either the heading “Less Than 12 Months” or the heading “12 Months or Longer.” Included in the preceding table under the heading “12 Months or Longer” are unrealized losses of $0.1 million at March 31, 2012 related to securities for which the Company has previously recognized foreign currency losses in earnings. Investment-grade fixed maturity investments comprised $6.5 million and below-investment-grade fixed maturity investments comprised $3.0 million of the unrealized losses on investments in fixed maturities at March 31, 2012. Unrealized losses for below-investment-grade fixed maturities included unrealized losses totaling $0.1 million for one issuer that the Company previously recognized foreign currency impairment losses in earnings. For the other remaining below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 3% of the amortized cost basis of the investment. At March 31, 2012, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at March 31, 2012 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.

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
The majority of the Company’s preferred stocks in an unrealized loss position at March 31, 2012 were perpetual preferred stocks of financial institutions. The Company considers the debt-like characteristics of perpetual preferred stocks along with issuer ratings when evaluating impairment. All such preferred stocks paid dividends at the stated dividend rate during the twelve-month period preceding the evaluation date. The Company concluded that the declines in the fair values of these perpetual preferred stocks were temporary in nature, largely driven by market conditions, and since the Company intends to hold the securities until recovery, these investments were not considered to be other-than-temporarily impaired at March 31, 2012. The Company concluded that the unrealized losses on its investments in common stocks at March 31, 2012 were temporary based on the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. By the nature of their underlying investments, the Company believes that its investments in the limited liability partnerships also exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities were temporary at March 31, 2012.

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
Unrealized losses on fixed maturities, which the Company determined to be temporary at December 31, 2011, were $11.1 million, of which $5.9 million is related to fixed maturities that were in an unrealized loss position for 12 months or longer. Unrealized losses at December 31, 2011 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months” were insignificant. There were no unrealized losses at December 31, 2011 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Included in the preceding table under the heading “12 Months or Longer” are unrealized losses of $0.2 million at December 31, 2011 related to securities for which the Company has previously recognized foreign currency losses in earnings. Investment-grade fixed maturity investments comprised $5.7 million and below-investment-grade fixed maturity investments comprised $5.4 million of the unrealized losses on investments in fixed maturities at December 31, 2011. Unrealized losses for below-investment-grade fixed maturities included unrealized losses totaling $0.2 million for one issuer that the Company recognized foreign currency impairment losses in earnings for the year ended December 31, 2011. For the other remaining below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 4% of the amortized cost basis of the investment. At December 31, 2011, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2011 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
The vast majority of the Company’s preferred stocks in an unrealized loss position at December 31, 2011 are perpetual preferred stocks of financial institutions. The Company considers the debt-like characteristics of perpetual preferred stocks along with issuer ratings when evaluating impairment. All such preferred stocks paid dividends at the stated dividend rate during the twelve-month period preceding the evaluation date. The Company concluded that the declines in the fair values of these perpetual preferred stocks were temporary in nature, largely driven by market conditions, and since the Company intends to hold the securities until recovery, these investments were not considered to be other-than-temporarily impaired at December 31, 2011. The Company concluded that the unrealized losses on its investments in common stocks at December 31, 2011 were temporary based on the relative short length and magnitude of the losses. The Company’s investments in other equity interests include investments in limited liability partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. By the nature of their underlying investments, the Company believes that its investments in the limited liability partnerships also exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for impairment. Based on evaluations of the factors described above that the Company considers when determining whether a decline in the fair value of an investment in equity securities is other than temporary, the Company concluded that the declines in the fair values of the Company’s investments in equity securities were temporary at December 31, 2011.
The following table sets forth the pre-tax amount of other-than-temporary-impairment (“OTTI”) credit losses, recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of the dates indicated, for which a portion of the OTTI loss has been recognized in Accumulated Other Comprehensive Income, and the corresponding changes in such amounts.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Balance at Beginning of Period	$3.9	$2.4
Reductions to Previously Recognized OTTI Credit Losses	(0.1)	(0.1)
Balance at End of Period	$3.8	$2.3
The carrying values of the Company’s Other Investments at March 31, 2012 and December 31, 2011 were:

(Dollars in Millions)	Mar 31, 2012	Dec 31, 2011
Loans to Policyholders at Unpaid Principal	$255.6	$253.9
Real Estate at Depreciated Cost	238.2	239.4
Trading Securities at Fair Value	4.6	4.4
Other	0.6	0.6
Total	$499.0	$498.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Casualty Insurance Reserves
Property and Casualty Insurance Reserve activity for the three months ended March 31, 2012 and 2011 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Property and Casualty Insurance Reserves:
Gross of Reinsurance and Indemnification at Beginning of Year	$1,029.1	$1,118.7
Less Reinsurance and Indemnification Recoverables at Beginning of Year	74.5	78.1
Property and Casualty Insurance Reserves - Net of Reinsurance and Indemnification at Beginning of Year	954.6	1,040.6
Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	291.1	309.0
Prior Years:
Continuing Operations	(5.7)	(3.9)
Discontinued Operations	(1.2)	2.2
Total Incurred Losses and LAE Related to Prior Years	(6.9)	(1.7)
Total Incurred Losses and LAE	284.2	307.3
Paid Losses and LAE Related to:
Current Year:
Continuing Operations	122.2	134.0
Prior Years:
Continuing Operations	179.0	189.4
Discontinued Operations	6.2	12.3
Total Paid Losses and LAE Related to Prior Years	185.2	201.7
Total Paid Losses and LAE	307.4	335.7
Property and Casualty Insurance Reserves - Net of Reinsurance and Indemnification at End of Period	931.4	1,012.2
Plus Reinsurance and Indemnification Recoverable at End of Period	70.0	83.6
Property and Casualty Insurance Reserves - Gross of Reinsurance and Indemnification at End of Period	$1,001.4	$1,095.8
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
For the three months ended March 31, 2012, the Company reduced its property and casualty insurance reserves by $6.9 million to recognize favorable development of losses and loss adjustment expenses (“LAE”) from prior accident years. Personal lines insurance losses and LAE reserves developed unfavorably by $0.4 million and commercial lines insurance losses and LAE reserves developed favorably by $7.3 million. The commercial lines insurance losses and LAE reserves included favorable development of $6.1 million from continuing operations and $1.2 million from discontinued operations. The commercial lines insurance losses and LAE reserves developed favorably from continuing operations due primarily to the emergence of more favorable loss trends than expected for the four most recent accident years.
For the three months ended March 31, 2011, the Company reduced its property and casualty insurance reserves by $1.7 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $2.9 million and commercial lines insurance losses and LAE reserves developed unfavorably by $1.2 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Casualty Insurance Reserves (continued)
more favorable loss trends than expected for the 2010 and 2008 accident years.
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
Note 5 - Notes Payable
Total debt outstanding at March 31, 2012 and December 31, 2011 was:

(Dollars in Millions)	Mar 31, 2012	Dec 31, 2011
Senior Notes at Amortized Cost:
6.00% Senior Notes due May 15, 2017	$356.9	$356.8
6.00% Senior Notes due November 30, 2015	248.3	248.2
Mortgage Note Payable at Amortized Cost	5.6	5.6
Notes Payable at Amortized Cost	$610.8	$610.6
On March 7, 2012, Kemper entered into a new four-year, $325.0 million, unsecured, revolving credit agreement, expiring March 7, 2016 (the “2016 Credit Agreement”), with a group of financial institutions. The 2016 Credit Agreement replaced Kemper’s $245.0 million, unsecured, revolving credit agreement scheduled to expire on October 30, 2012 (the “Former Credit Agreement”), which was terminated on March 7, 2012. There were no borrowings under the Former Credit Agreement at either December 31, 2011 or at its termination. The 2016 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2016 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance Company of America (“United”) and Trinity Universal Insurance Company (“Trinity”). Proceeds from advances under the 2016 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings under the 2016 Credit Agreement at March 31, 2012, and, accordingly, $325.0 million was available for future borrowings.
In the first quarter of 2012, the Company wrote off $0.5 million of unamortized issuance costs related to the Former Credit Agreement.
Interest Expense, including facility fees, accretion of discount and write-off of unamortized credit agreement issuance costs, for the three months ended March 31, 2012 and 2011 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Notes Payable under Revolving Credit Agreements	$1.0	$0.5
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	5.5	5.5
6.00% Senior Notes due November 30, 2015	3.9	3.8
Mortgage Note Payable	0.1	0.1
Interest Expense before Capitalization of Interest	10.5	9.9
Capitalization of Interest	(0.8)	(0.5)
Total Interest Expense	$9.7	$9.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Notes Payable (continued)
Interest paid, including facility fees and credit agreement issuance costs, for the three months ended March 31, 2012 and 2011 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Notes Payable under Revolving Credit Agreements	$1.7	$0.2
Mortgage Note Payable	0.1	0.1
Total Interest Paid	$1.8	$0.3

Note 6 - Long-term Equity-based Compensation Plans
On May 4, 2011, Kemper’s shareholders approved the 2011 Omnibus Equity Plan (“Omnibus Plan”). The Omnibus Plan replaced the Company’s previous employee stock option plans, director stock option plan and restricted stock plan (collectively, the “Prior Plans”). Awards previously granted under the Prior Plans remain outstanding in accordance with their original terms. Beginning May 4, 2011, equity-based compensation awards may only be granted under the Omnibus Plan. A maximum number of 10,000,000 shares of Kemper common stock may be issued under the Omnibus Plan (the “Share Authorization”). As of March 31, 2012, there were 9,322,399 common shares available for future grants under the Omnibus Plan, of which 566,400 shares related to performance-based restricted stock awards were reserved for future grants.
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
Outstanding awards under the Omnibus Plan and Prior Plans at March 31, 2012 consisted of stand-alone stock options, tandem stock option and stock appreciation rights, time-vested restricted stock and performance-based restricted stock. Recipients of restricted stock are entitled to full dividend and voting rights on the same basis as all other outstanding shares of Kemper common stock and all awards are subject to forfeiture until certain restrictions have lapsed. Equity-based compensation expense was $1.5 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively. Total unamortized compensation expense related to nonvested awards at March 31, 2012 was $9.1 million, which is expected to be recognized over a weighted-average period of 1.5 years.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The assumptions used in the Black-Scholes pricing model for options granted during the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	Mar 31, 2012			Mar 31, 2011
Range of Valuation Assumptions
Expected Volatility	29.36%	-	53.84%	41.34%	-	55.16%
Risk-free Interest Rate	0.16	-	1.26	1.30	-	2.87
Expected Dividend Yield	3.17	-	3.26	3.38	-	3.38
Weighted-Average Expected Life in Years
Employee Grants	1.0	-	7.0	3.5	-	7.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Long-term Equity-based Compensation Plans (continued)
Option and stock appreciation right activity for the three months ended March 31, 2012 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	3,632,398	$40.70
Granted	229,451	29.77
Exercised	(6,250)	17.36
Forfeited or Expired	(20,500)	43.64
Outstanding at March 31, 2012	3,835,099	$40.07	4.33	$6.7
Vested and Expected to Vest at March 31, 2012	3,790,666	$40.22	4.28	$6.6
Exercisable at March 31, 2012	3,119,209	$43.20	3.30	$3.9
The weighted-average grant-date fair values of options granted during the three months ended March 31, 2012 and 2011 were $9.39 per option and $9.06 per option, respectively. Total intrinsic value of stock options exercised was $0.1 million for both the three months ended March 31, 2012 and 2011. Cash received from option exercises and the total tax benefits realized for tax deductions from option exercises were insignificant for both the three months ended March 31, 2012 and 2011.
Information pertaining to options and stock appreciation rights outstanding at March 31, 2012 is presented below:

			Outstanding			Exercisable
Range of Exercise Prices			Shares Subject to Options	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Life (in Years)	Shares Subject to Options	Weighted- Average Exercise Price Per Share ($)
$10.00	-	$15.00	204,500	$13.55	6.85	152,249	$13.55
15.01	-	20.00	8,000	16.48	7.10	8,000	16.48
20.01	-	25.00	313,750	23.74	8.02	118,875	23.63
25.01	-	30.00	612,949	28.45	8.61	144,636	26.82
30.01	-	35.00	2,614	31.18	0.85	2,163	31.34
35.01	-	40.00	341,577	37.25	5.70	341,577	37.25
40.01	-	45.00	489,363	43.33	1.92	489,363	43.33
45.01	-	50.00	1,369,021	48.68	2.82	1,369,021	48.68
50.01	-	55.00	493,325	51.12	1.25	493,325	51.12
10.00	-	55.00	3,835,099	40.07	4.33	3,119,209	43.20

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Long-term Equity-based Compensation Plans (continued)
The grant-date fair values of time-based restricted stock awards are determined using the closing price of Kemper common stock on the date of grant. Activity related to nonvested time-based restricted stock for the three months ended March 31, 2012 was as follows:

	Time-Based Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	116,784	$23.33
Granted	57,625	29.71
Vested	(6,500)	25.12
Forfeited	(12,371)	25.74
Nonvested Balance at End of Period	155,538	$25.43
Prior to February 3, 2009, only awards of time-vested restricted stock had been granted. Beginning on February 3, 2009, in addition to time-vested restricted stock granted to certain employees and officers, the Company began awarding performance-based restricted stock to certain officers and employees. The initial number of shares awarded to each participant of a performance-based restricted stock award represents the shares that would vest if the performance goals were achieved at the “target” performance level. The final payout of these awards will be determined based on Kemper’s total shareholder return over a three-year performance period relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index (“Peer Group”).
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
The grant date fair values of the performance-based restricted stock awards are determined using the Monte Carlo simulation method. Activity related to nonvested performance-based restricted stock for the three months ended March 31, 2012 was as follows:

	Performance-Based Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	172,875	$29.86
Granted	68,575	36.65
Vested	(51,596)	14.04
Forfeited	(1,054)	26.79
Nonvested Balance at End of Period	188,800	$36.67

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Long-term Equity-based Compensation Plans (continued)
The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based shares was 188,800 shares (as “full value awards,” the equivalent of 566,400 shares under the Share Authorization) at March 31, 2012. The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based shares for the 2012, 2011, 2010 three-year performance periods was 68,575 common shares, 63,725 common shares and 56,500 common shares, respectively, at March 31, 2012. For the 2009 three-year performance period, the Company exceeded target performance levels with a payout percentage of 183%. Accordingly, an additional 40,727 shares of stock were issued to award recipients on January 31, 2012 (the “2009 Additional Shares”). The preceding table excludes activity related to the 2009 Additional Shares.
The total fair value of restricted stock, including the 2009 Additional Shares, that vested during the three months ended March 31, 2012 was $2.8 million and the tax benefits for tax deductions realized from the vesting on such restricted stock was $1.0 million. There was no restricted stock that vested during the three months ended March 31, 2011.
Note 7 - Income from Continuing Operations Per Unrestricted Share
The Company’s awards of restricted stock contain a right to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended
	Mar 31, 2012	Mar 31, 2011
(Dollars in Millions)
Income from Continuing Operations	$36.3	$45.0
Less Income from Continuing Operations Attributed to Restricted Shares	0.2	0.2
Income from Continuing Operations Attributed to Unrestricted Shares	36.1	44.8
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$36.1	$44.8
(Shares in Thousands)
Weighted-Average Unrestricted Shares Outstanding	59,865.7	60,677.5
Equity-based Compensation Equivalent Shares	130.4	104.4
Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	59,996.1	60,781.9
(Per Unrestricted Share in Whole Dollars)
Basic Income from Continuing Operations Per Unrestricted Share	$0.61	$0.74
Diluted Income from Continuing Operations Per Unrestricted Share	$0.60	$0.73
Options outstanding to purchase 3.2 million shares of Kemper common stock were excluded from the computation of Equity-based Compensation Equivalent Shares and Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended March 31, 2012 because their exercise prices exceeded the average market price. Options outstanding to purchase 3.5 million shares of Kemper common stock were excluded from the computation of Equity-based Compensation Equivalent Shares and Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended March 31, 2011 because their exercise prices exceeded the average market price.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income (Loss) Before Income Taxes for the three months ended March 31, 2012 and 2011 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$5.2	$(12.9)
Reclassification Adjustment for Amounts Included in Net Income	(3.9)	(13.7)
Unrealized Holding Gains (Losses)	1.3	(26.6)
Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	0.7	0.4
Reclassification Adjustment for Amounts Included in Net Income	—	—
Foreign Currency Translation Adjustments	0.7	0.4
Amortization of Unrecognized Postretirement Benefit Costs	4.4	1.9
Other Comprehensive Income (Loss) Before Income Taxes	$6.4	$(24.3)
The components of Other Comprehensive Income Tax Benefit (Expense) for the three months ended March 31, 2012 and 2011 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Income Tax Benefit (Expense):
Unrealized Holding (Gains) Losses Arising During the Period Before Reclassification Adjustment	$(1.8)	$4.5
Reclassification Adjustment for Amounts Included in Net Income	1.4	4.8
Unrealized Holding (Gains) Losses	(0.4)	9.3
Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	(0.3)	(0.1)
Reclassification Adjustment for Amounts Included in Net Income	—	—
Foreign Currency Translation Adjustment	(0.3)	(0.1)
Amortization of Unrecognized Postretirement Benefit Costs	(1.6)	(0.7)
Other Comprehensive Income Tax Benefit (Expense)	$(2.3)	$8.5
The components of Accumulated Other Comprehensive Income at March 31, 2012 and December 31, 2011 were:

(Dollars in Millions)	Mar 31, 2012	Dec 31, 2011
Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$1.7	$1.5
Other Unrealized Gains on Investments	346.4	345.7
Foreign Currency Translation Adjustments, Net of Income Taxes	0.1	(0.3)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(86.1)	(88.9)
Accumulated Other Comprehensive Income	$262.1	$258.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Income Taxes
Current and Deferred Income Tax Assets at March 31, 2012 and December 31, 2011 were:

(Dollars in Millions)	Mar 31, 2012	Dec 31, 2011
Current Income Tax Assets	$—	$2.5
Deferred Income Tax Assets	6.7	10.7
Valuation Allowance for State Income Taxes	(6.7)	(6.8)
Current and Deferred Income Tax Assets	$—	$6.4
The components of Liabilities for Income Taxes at March 31, 2012 and December 31, 2011 were:

(Dollars in Millions)	Mar 31, 2012	Dec 31, 2011
Current Income Tax Liabilities	$9.8	$—
Deferred Income Tax Liabilities	2.3	—
Unrecognized Tax Benefits	6.1	6.2
Liabilities for Income Taxes	$18.2	$6.2
During the first quarter of 2012, the Internal Revenue Service (“IRS”) began an audit of the Company’s 2009 and 2010 federal income tax returns. The Company reported a capital loss and a net operating loss in its 2009 federal income tax return and a net operating loss in its 2010 federal income tax return. The Company has carried these losses back to earlier tax years. The Company received refunds from carrying these losses back to earlier tax years. Even though the Company already has received the refunds, approval by the Joint Committee on Taxation (“JCT”) is required by law. The JCT has requested that the IRS perform an audit of these years before approving the refunds. The Company does not anticipate a material modification to the filed returns and the refunds that were received.
Income taxes paid were $2.4 million for the three months ended March 31, 2012. Income tax refunds received, net of income taxes paid of $7.8 million, were $17.1 million for the three months ended March 31, 2011.
Note 10 - Pension Benefits and Postretirement Benefits Other Than Pensions
The components of Pension Expense for the three months ended March 31, 2012 and 2011 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Service Cost Earned	$3.0	$2.6
Interest Cost on Projected Benefit Obligation	5.6	5.7
Expected Return on Plan Assets	(7.4)	(6.1)
Amortization of Accumulated Unrecognized Actuarial Loss	4.5	2.1
Total Pension Expense Recognized	$5.7	$4.3
The components of Postretirement Benefits Other than Pensions Expense for the three months ended March 31, 2012 and 2011 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Service Cost on Benefits Earned	$0.1	$—
Interest Cost on Projected Benefit Obligation	0.4	0.5
Amortization of Accumulated Unrecognized Actuarial Gain	(0.1)	(0.2)
Total Postretirement Benefits Other than Pensions Expense	$0.4	$0.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Business Segments
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through four operating segments: Kemper Preferred, Kemper Specialty, Kemper Direct and Life and Health Insurance.
The Kemper Preferred segment provides preferred and standard risk personal automobile insurance, homeowners insurance and other personal insurance through independent agents. The Kemper Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty market through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their adverse driving records or claim or credit histories. Kemper Direct markets personal automobile, homeowners and renters insurance through a variety of direct-to-consumer websites, including its own websites, marketing partners, employer and other affinity relationships. The Life and Health Insurance segment provides individual life, accident, health and property insurance.
Segment Revenues for the three months ended March 31, 2012 and 2011 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Revenues:
Kemper Preferred:
Earned Premiums	$215.0	$211.9
Net Investment Income	10.9	14.2
Other Income	0.1	0.1
Total Kemper Preferred	226.0	226.2
Kemper Specialty:
Earned Premiums	106.8	112.4
Net Investment Income	5.2	6.6
Other Income	—	0.1
Total Kemper Specialty	112.0	119.1
Kemper Direct:
Earned Premiums	47.0	59.9
Net Investment Income	3.6	5.3
Total Kemper Direct	50.6	65.2
Life and Health Insurance:
Earned Premiums	160.4	161.8
Net Investment Income	55.7	52.7
Other Income	0.1	—
Total Life and Health Insurance	216.2	214.5
Total Segment Revenues	604.8	625.0
Net Realized Gains on Sales of Investments	4.9	14.2
Net Impairment Losses Recognized in Earnings	(0.5)	(0.4)
Other	2.0	2.4
Total Revenues	$611.2	$641.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Business Segments (continued)
Segment Operating Profit (Loss) for the three months ended March 31, 2012 and 2011 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Segment Operating Profit (Loss):
Kemper Preferred	$13.1	$14.1
Kemper Specialty	4.9	5.4
Kemper Direct	(3.0)	(7.5)
Life and Health Insurance	43.0	46.5
Total Segment Operating Profit	58.0	58.5
Corporate and Other Operating Loss	(12.0)	(9.2)
Total Operating Profit	46.0	49.3
Net Realized Gains on Sales of Investments	4.9	14.2
Net Impairment Losses Recognized in Earnings	(0.5)	(0.4)
Income from Continuing Operations before Income Taxes	$50.4	$63.1
Segment Net Operating Income (Loss) for the three months ended March 31, 2012 and 2011 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Segment Net Operating Income (Loss):
Kemper Preferred	$10.4	$11.3
Kemper Specialty	4.1	4.4
Kemper Direct	(1.3)	(3.9)
Life and Health Insurance	27.8	30.0
Total Segment Net Operating Income	41.0	41.8
Corporate and Other Net Operating Loss	(7.6)	(5.7)
Consolidated Net Operating Income	33.4	36.1
Unallocated Net Income (Loss) From:
Net Realized Gains on Sales of Investments	3.2	9.2
Net Impairment Losses Recognized in Earnings	(0.3)	(0.3)
Income from Continuing Operations	$36.3	$45.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Business Segments (continued)
Earned Premiums by product line for the three months ended March 31, 2012 and 2011 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Life	$98.5	$99.4
Accident and Health	41.5	41.2
Property and Casualty:
Personal Lines:
Automobile	267.7	287.1
Homeowners	77.1	74.1
Other Personal	34.2	34.4
Total Personal Lines	379.0	395.6
Commercial Automobile	10.2	9.8
Total Earned Premiums	$529.2	$546.0

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
The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at March 31, 2012 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$133.1	$341.3	$—	$474.4
States and Political Subdivisions	—	1,825.4	—	1,825.4
Corporate Securities:
Bonds and Notes	—	2,142.3	259.2	2,401.5
Redeemable Preferred Stocks	—	75.1	6.3	81.4
Mortgage and Asset-backed	—	4.7	0.3	5.0
Total Investments in Fixed Maturities	133.1	4,388.8	265.8	4,787.7
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	97.4	—	97.4
Other Industries	—	15.2	6.0	21.2
Common Stocks:
Manufacturing	80.2	5.2	1.7	87.1
Other Industries	45.1	—	4.6	49.7
Other Equity Interests:
Exchange Traded Funds	67.7	—	—	67.7
Limited Liability Companies and Limited Partnerships	—	—	106.5	106.5
Total Investments in Equity Securities	193.0	117.8	118.8	429.6
Other Investments:
Trading Securities	4.6	—	—	4.6
Total	$330.7	$4,506.6	$384.6	$5,221.9

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements (continued)
The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at December 31, 2011 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$153.6	$338.1	$—	$491.7
States and Political Subdivisions	—	1,852.6	—	1,852.6
Corporate Securities:
Bonds and Notes	—	2,107.2	235.1	2,342.3
Redeemable Preferred Stocks	—	75.6	6.1	81.7
Mortgage and Asset-backed	—	4.8	0.3	5.1
Total Investments in Fixed Maturities	153.6	4,378.3	241.5	4,773.4
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	86.7	—	86.7
Other Industries	—	14.9	5.6	20.5
Common Stocks:
Manufacturing	74.7	5.0	3.7	83.4
Other Industries	42.8	—	4.2	47.0
Other Equity Interests:
Exchange Traded Funds	66.6	—	—	66.6
Limited Liability Companies and Limited Partnerships	—	—	93.1	93.1
Total Investments in Equity Securities	184.1	106.6	106.6	397.3
Other Investments:
Trading Securities	4.4	—	—	4.4
Total	$342.1	$4,484.9	$348.1	$5,175.1
The Company’s investments in Fixed Maturities that are classified as Level 1 in the two preceding tables primarily consist of U.S. Treasury Bonds and Notes. The Company’s investments in Equity Securities that are classified as Level 1 in the two preceding tables consist of either investments in publicly-traded common stocks or exchange traded funds. The Company’s investments in Fixed Maturities that are classified as Level 2 in the two preceding tables primarily consist of investments in corporate bonds and redeemable preferred stocks, states and political subdivisions, and bonds and mortgage-backed securities of U.S. government agencies. The Company’s investments in Equity Securities that are classified as Level 2 in the two preceding tables primarily consist of investments in preferred stocks. The Company uses a leading, nationally recognized provider of market data and analytics to price the vast majority of the Company’s Level 2 measurements. The provider utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed maturity securities do not trade on a daily basis, the provider’s evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to prepare evaluations. In addition, the provider uses model processes to develop prepayment and interest rate scenarios. The pricing provider’s models and processes also take into account market convention. For each asset class, teams of its evaluators gather information from market sources and integrate relevant credit information, perceived market movements and sector

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements (continued)
news into the evaluated pricing applications and models. The Company generally validates the measurements obtained from its primary pricing provider by comparing them with measurements obtained from one additional pricing provider that provides either prices from recent market transactions or quotes in inactive markets or evaluations based on its own proprietary models.
The Company investigates significant differences related to the values provided. On completion of its investigation, management exercises judgment to determine the price selected and whether adjustments, if any, to the price obtained from the Company’s primary pricing provider would warrant classification of the price as Level 3. In instances where a measurement cannot be obtained from either pricing provider, the Company generally will evaluate bid prices from one or more binding quotes obtained from market makers to value investments in inactive markets and classified by the Company as Level 2. The Company generally classifies securities when it receives non-binding quotes or indications as Level 3 securities unless the Company can validate the quote or indication against recent transactions in the market. For securities classified as Level 3, the Company either uses valuations provided by third party fund managers, third party appraisers, the Company’s own internal valuations or net asset values provided for Limited Liability Companies and Limited Partnerships. These valuations typically employ valuation techniques, including earnings multiples based on comparable public securities, comparable market yields as well as industry specific non-earnings based multiples or discounted cash flow models. Valuations classified as Level 3 by the Company generally consist of investments in various private placement securities of non-rated entities. In rare cases, if the private placement security has only been outstanding for a short amount of time, the Company, after considering the initial assumptions used in acquiring an investment, considers the original purchase price as representative of the fair value.
The majority of Investments in Fixed Maturities that are classified as Level 3 are priced using a market yield approach. A market yield approach uses a risk free rate plus a credit spread depending on the underlying credit profile of the security. For floating rate securities, the risk free rate used in the market yield is the contractual floating rate of the security. For each individual security, the Company or the Company’s third party appraiser gathers information from market sources, relevant credit information, perceived market movements and sector news and determines an appropriate market yield for each security. The market yield selected is then used to discount the future cash flows of the security to determine the fair value. The Company separately evaluates market yields based upon asset class to assess the reasonableness of the recorded fair value. For Investments in Fixed Maturities that are classified as Level 3, the two primary asset classes are senior debt and junior debt. Senior debt includes those securities that receive first priority in a liquidation and junior debt includes any fixed maturity security with other than first priority in a liquidation.
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair value for most of the Investments in Fixed Maturities and classified as Level 3.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted Average Market Yield
Senior Debt	Market Yield	$104.2	1.3%	-	15.0%	6.6%
Junior Debt	Market Yield	$132.6	8.6%	-	21.5%	14.5%
For Investments in Fixed Maturities, an increase in the market yield used in the fair value of a security will decrease the fair value of the security whereas a decrease in the market yield will increase the fair value of a security although the fair value increase is generally limited to par for callable securities.
At March 31, 2012, the Company had unfunded commitments to invest an additional $90.6 million in certain private equity and mezzanine debt funds that will be included in Other Equity Interests.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2012 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$235.1	$6.1	$0.3	$13.5	$93.1	$348.1
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	0.1	—	—	3.2	0.3	3.6
Included in Other Comprehensive Income	0.9	0.2	—	(1.2)	1.1	1.0
Purchases	44.8	—	—	0.5	16.0	61.3
Settlements	(16.2)	—	—	—	(4.0)	(20.2)
Sales	(0.3)	—	—	(3.7)	—	(4.0)
Transfers into Level 3 from Level 2	0.9	—	—	—	—	0.9
Transfers out of Level 3 into Level 2	(6.1)	—	—	—	—	(6.1)
Balance at End of Period	$259.2	$6.3	$0.3	$12.3	$106.5	$384.6
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 or Levels 1 and 3 for the three months ended March 31, 2012. The transfers into and out of Level 3 were due to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2011 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$146.2	$4.5	$0.4	$14.7	$75.2	$241.0
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	—	—	—	1.5	—	1.5
Included in Other Comprehensive Income	1.2	0.9	—	(2.3)	(2.3)	(2.5)
Purchases	32.4	—	—	0.3	7.5	40.2
Settlements	(11.1)	—	—	—	(5.8)	(16.9)
Sales	(0.5)	—	—	(2.4)	—	(2.9)
Balance at End of Period	$168.2	$5.4	$0.4	$11.8	$74.6	$260.4
There were no transfers into or out of Levels 1, 2 or 3 for the three months ended March 31, 2011.
The fair value of notes payable is estimated using quoted prices for similar liabilities in markets that are not active. The inputs used in the valuation are considered Level 2 measurements.
Note 13 - Contingencies
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14 - Related Parties
One of Kemper’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. Kemper’s subsidiary, Trinity, had $123.1 million in assets managed by FS&C at March 31, 2012, under an agreement with FS&C whereby FS&C provides investment management services with respect to certain assets of Trinity for a fee based on the fair market value of the assets under management. Such agreement is terminable by either party at any time upon 30 days advance written notice. Investment expenses incurred in connection with such agreement were $0.1 million in each of the three-month periods ended March 31, 2012 and 2011.
FS&C also provides investment management services with respect to certain funds of the Company’s defined benefit pension plan. The Company’s defined benefit pension plan had $118.7 million in assets managed by FS&C at March 31, 2012. Investment expenses in connection with such agreement were $0.1 million for the three months ended March 31, 2012.
With respect to the Company’s defined contribution plans, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. Participants in the Company’s defined contribution plans had allocated $21.8 million for investment in the Dreyfus Appreciation Fund at March 31, 2012, representing 7.0% of the total amount invested in the Company’s defined contribution plans at March 31, 2012.
The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income
Net Income was $43.6 million ($0.73 per unrestricted common share) for the three months ended March 31, 2012, compared to $51.5 million ($0.85 per unrestricted common share) for the same period in 2011. Income from Continuing Operations was $36.3 million ($0.61 per unrestricted common share) for the three months ended March 31, 2012, compared to $45.0 million ($0.74 per unrestricted common share) for the same period in 2011.
A reconciliation of Segment Net Operating Income (Loss) to Net Income for the three months ended March 31, 2012 and 2011 is presented below:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011	Increase (Decrease)
Segment Net Operating Income (Loss):
Kemper Preferred	$10.4	$11.3	$(0.9)
Kemper Specialty	4.1	4.4	(0.3)
Kemper Direct	(1.3)	(3.9)	2.6
Life and Health Insurance	27.8	30.0	(2.2)
Total Segment Net Operating Income	41.0	41.8	(0.8)
Unallocated Net Operating Loss	(7.6)	(5.7)	(1.9)
Consolidated Net Operating Income	33.4	36.1	(2.7)
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	3.2	9.2	(6.0)
Net Impairment Losses Recognized in Earnings	(0.3)	(0.3)	—
Income from Continuing Operations	36.3	45.0	(8.7)
Income from Discontinued Operations	7.3	6.5	0.8
Net Income	$43.6	$51.5	$(7.9)
Revenues
Earned Premiums were $529.2 million and $546.0 million for the three months ended March 31, 2012 and 2011, respectively, a decrease of $16.8 million. Earned Premiums decreased by $12.9 million, $5.6 million and $1.4 million in the Kemper Direct, Kemper Specialty and Life and Health Insurance segments, respectively, and increased by $3.1 million in the Kemper Preferred segment.
Net Investment Income decreased by $3.8 million for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to lower net investment income from Equity Method Limited Liability Investments and lower dividends from common stocks and other equity interests, partially offset by higher Interest and Dividends on Fixed Maturities.
Net Realized Gains on Sales of Investments were $4.9 million for the three months ended March 31, 2012 compared to $14.2 million for the three months ended March 31, 2011. Net Impairment Losses Recognized in Earnings were $0.5 million for the three months ended March 31, 2012, compared to $0.4 million for the same period in 2011, resulting from other than temporary declines in fair values of investments. The Company cannot predict if or when similar investment gains or losses may occur in the future.

Catastrophes
Catastrophe losses and LAE (excluding loss and LAE reserve development from prior accident years) were $11.4 million for the three months ended March 31, 2012, compared to $9.7 million for the same period in 2011. Catastrophe losses and LAE (excluding loss and LAE reserve development) by business segment for the three months ended March 31, 2012 and 2011 are presented below:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Kemper Preferred	$8.5	$9.0
Kemper Specialty	0.1	0.1
Kemper Direct	2.1	0.1
Life and Health Insurance	0.7	0.5
Total Catastrophe Losses and LAE	$11.4	$9.7
Loss and LAE Reserve Development
Increases (decreases) in the Company’s property and casualty loss and LAE reserves for the three months ended March 31, 2012 and 2011 to recognize adverse (favorable) loss and LAE reserve development from prior accident years in continuing operations, hereinafter also referred to as “reserve development” in the discussion of segment results, is presented below:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Kemper Preferred:
Non-catastrophe	$(0.6)	$(1.1)
Catastrophe	(0.3)	(0.3)
Total	(0.9)	(1.4)
Kemper Specialty:
Non-catastrophe	(1.0)	(1.9)
Catastrophe	0.1	0.1
Total	(0.9)	(1.8)
Kemper Direct:
Non-catastrophe	(3.9)	(0.1)
Catastrophe	—	0.3
Total	(3.9)	0.2
Life and Health Insurance:
Non-catastrophe	(0.3)	(0.7)
Catastrophe	0.3	(0.2)
Total	—	(0.9)
Increase (Decrease) in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	(5.8)	(3.8)
Catastrophe	0.1	(0.1)
Decrease in Total Loss and LAE Reserve Related to Prior Years	$(5.7)	$(3.9)
See Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “Critical Accounting Estimates,” of the 2011 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.

Non-GAAP Financial Measures
Underlying Combined Ratio
The following discussions for the Kemper Preferred, Kemper Specialty and Kemper Direct segments use the non-GAAP financial measures of (i) Underlying Losses and LAE and (ii) Underlying Combined Ratio. Underlying Losses and LAE (also referred to in the discussion as “Current Year Non-catastrophe Losses and LAE”) exclude the impact of catastrophe losses, and loss and LAE reserve development from the Company’s Incurred Losses and LAE, which is the most directly comparable GAAP financial measure. The Underlying Combined Ratio is computed by adding the Current Year Non-catastrophe Losses and LAE Ratio with the Incurred Expense Ratio. The most directly comparable GAAP financial measure is the combined ratio, which uses total incurred losses and LAE, including the impact of catastrophe losses, and loss and LAE reserve development. The Company believes Underlying Losses and LAE and the Underlying Combined Ratio are useful to investors and are used by management to reveal the trends in the Company’s Property and Casualty insurance businesses that may be obscured by catastrophe losses and prior year reserve development. These catastrophe losses may cause the Company’s loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude and can have a significant impact on incurred losses and LAE and the combined ratio. Prior year reserve developments are caused by unexpected loss development on historical reserves. Because reserve development relates to the re-estimation of losses from earlier periods, it has no bearing on the performance of the Company’s insurance products in the current period. The Company believes it is useful for investors to evaluate these components separately and in the aggregate when reviewing the Company’s underwriting performance.
Consolidated Net Operating Income
Consolidated Net Operating Income is an after-tax, non-GAAP financial measure and is computed by excluding from Income from Continuing Operations the after-tax impact of 1) Net Realized Gains(Losses) on Sales of Investments, 2) Net Impairment Losses Recognized in Earnings related to investments and 3) other significant non-recurring or infrequent items that may not be indicative of ongoing operations. Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years.
The Company believes that Consolidated Net Operating Income provides investors with a valuable measure of its ongoing performance because it reveals underlying operational performance trends that otherwise might be less apparent if the items were not excluded. Net Realized Gains(Losses) on Sales of Investments and Net Impairment Losses Recognized in Earnings related to investments included in the Company’s results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the Company’s investments, the timing of which is unrelated to the insurance underwriting process. Significant non-recurring items are excluded because, by their nature, they are not indicative of the Company’s business or economic trends.
These non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall underwriting profitability of the Company’s businesses.
A reconciliation of Consolidated Net Operating Income to Income from Continuing Operations for the three months ended March 31, 2012 and 2011 is presented below:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Consolidated Net Operating Income	$33.4	$36.1
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	3.2	9.2
Net Impairment Losses Recognized in Earnings	(0.3)	(0.3)
Income from Continuing Operations	$36.3	$45.0
There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Income for three months ended March 31, 2012 and 2011.

Kemper Preferred
Selected financial information for the Kemper Preferred segment follows:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Net Premiums Written	$207.0	$199.6
Earned Premiums:
Automobile	$126.6	$126.9
Homeowners	74.7	71.9
Other Personal	13.7	13.1
Total Earned Premiums	215.0	211.9
Net Investment Income	10.9	14.2
Other Income	0.1	0.1
Total Revenues	226.0	226.2
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	145.0	145.5
Catastrophe Losses and LAE	8.5	9.0
Prior Years:
Non-catastrophe Losses and LAE	(0.6)	(1.1)
Catastrophe Losses and LAE	(0.3)	(0.3)
Total Incurred Losses and LAE	152.6	153.1
Insurance Expenses	60.3	59.0
Operating Profit	13.1	14.1
Income Tax Expense	(2.7)	(2.8)
Segment Net Operating Income	$10.4	$11.3

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	67.4%	68.7%
Current Year Catastrophe Losses and LAE Ratio	4.0	4.2
Prior Years Non-catastrophe Losses and LAE Ratio	(0.3)	(0.5)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	(0.1)
Total Incurred Loss and LAE Ratio	71.0	72.3
Incurred Expense Ratio	28.0	27.8
Combined Ratio	99.0%	100.1%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	67.4%	68.7%
Incurred Expense Ratio	28.0	27.8
Underlying Combined Ratio	95.4%	96.5%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	95.4%	96.5%
Current Year Catastrophe Losses and LAE Ratio	4.0	4.2
Prior Years Non-catastrophe Losses and LAE Ratio	(0.3)	(0.5)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	(0.1)
Combined Ratio as Reported	99.0%	100.1%

Kemper Preferred (continued)
Insurance Reserves

(Dollars in Millions)	Mar 31, 2012	Dec 31, 2011
Insurance Reserves:
Automobile	$273.2	$274.7
Homeowners	106.6	106.2
Other Personal	36.0	35.3
Insurance Reserves	$415.8	$416.2
Insurance Reserves:
Loss Reserves:
Case	$260.3	$259.0
Incurred but Not Reported	92.7	92.9
Total Loss Reserves	353.0	351.9
LAE Reserves	62.8	64.3
Insurance Reserves	$415.8	$416.2
Earned Premiums in the Kemper Preferred segment increased by $3.1 million for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to higher volume, partially offset by lower average premium. Earned premiums on automobile insurance decreased by $0.3 million for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to lower average premium, partially offset by higher volume. Earned premiums on homeowners insurance increased by $2.8 million for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to higher volume and, to a lesser extent, higher average premium. Earned premiums on other personal insurance increased by $0.6 million for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to higher average premium and higher volume.
Net Investment Income in the Kemper Preferred segment decreased by $3.3 million for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to lower net investment income from Equity Method Limited Liability Investments and lower dividend income from common stocks and other equity interests. Net investment income from Equity Method Limited Liability Investments was $1.4 million for the three months ended March 31, 2012, compared to $3.9 million in the same period in 2011.
Operating Profit in the Kemper Preferred segment decreased by $1.0 million before taxes for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to lower Net Investment Income, partially offset by lower underlying losses and LAE as a percentage of earned premiums. Underlying incurred losses and LAE exclude the impact of catastrophes, and loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 67.4% for the three months ended March 31, 2012, compared to 68.7% for the same period in 2011.
Automobile insurance incurred losses and LAE were $92.1 million for the three months ended March 31, 2012, compared to $89.0 million for the same period in 2011. Automobile insurance incurred losses and LAE increased by $3.1 million due primarily to higher underlying losses and LAE as a percentage of automobile insurance earned premiums, the impact of higher unfavorable loss and LAE reserve development and higher incurred catastrophe losses and LAE. Underlying losses and LAE as a percentage of automobile insurance earned premiums were 70.9% for the three months ended March 31, 2012, compared to 69.2% for the same period in 2011. Underlying losses and LAE as a percentage of automobile insurance earned premiums increased due primarily to higher severity however, the first quarter 2011 underlying loss ratio was below historical trends. Unfavorable Loss and LAE reserve development (excluding catastrophe development) was $1.8 million for the three months ended March 31, 2012, compared to $1.0 million for the same period in 2011. Catastrophe losses and LAE were $0.5 million for the three months ended March 31, 2012, compared to $0.2 million in 2011.
Homeowners insurance incurred losses and LAE were $53.4 million for the three months ended March 31, 2012, compared to $56.4 million for the same period in 2011. Homeowners insurance incurred losses and LAE decreased by $3.0 million for the three months ended March 31, 2012, compared to 2011, due primarily to lower underlying losses and LAE as a percentage of homeowners insurance earned premiums, lower catastrophe losses and LAE (excluding development), partially offset by the impact of lower favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of homeowners

Kemper Preferred (continued)
insurance earned premiums were 63.2% for the three months ended March 31, 2012, compared to 70.8% for the same period in 2011. Underlying losses and LAE as a percentage of homeowners insurance earned premiums decreased due primarily to lower average estimated frequency of non-catastrophe weather-related losses Catastrophe losses and LAE (excluding development) on homeowners insurance were $7.5 million for the three months ended March 31, 2012, compared to $8.2 million in 2011. Favorable loss and LAE reserve development was $1.3 million for the three months ended March 31, 2012, compared to $2.7 million for the same period in 2011.
Other personal insurance incurred losses and LAE were $7.1 million for the three months ended March 31, 2012, compared to $7.7 million for the same period in 2011. Other personal insurance incurred losses and LAE decreased by $0.6 million due primarily to the impact of higher favorable loss and LAE reserve development, partially offset by higher underlying losses and LAE. Favorable Loss and LAE reserve development was $1.3 million for the three months ended March 31, 2012, compared to adverse development of $0.3 million for the same period in 2011. Underlying losses and LAE were $8.0 million for the three months ended March 31, 2012, compared to $6.8 million for the same period in 2011.
Insurance Expenses increased by $1.3 million for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to higher acquisition expenses related to increased new business production and a refund received in 2011 from a wind pool which did not recur in 2012.
The Kemper Preferred segment reported Segment Net Operating Income of $10.4 million for the three months ended March 31, 2012, compared to $11.3 million for the same period in 2011. The Kemper Preferred segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $5.6 million for the three months ended March 31, 2012, compared to $6.3 million for the same period in 2011.

Kemper Specialty
Selected financial information for the Kemper Specialty segment follows:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Net Premiums Written	$117.7	$123.1
Earned Premiums:
Personal Automobile	$96.6	$102.6
Commercial Automobile	10.2	9.8
Total Earned Premiums	106.8	112.4
Net Investment Income	5.2	6.6
Other Income	—	0.1
Total Revenues	112.0	119.1
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	86.2	92.8
Catastrophe Losses and LAE	0.1	0.1
Prior Years:
Non-catastrophe Losses and LAE	(1.0)	(1.9)
Catastrophe Losses and LAE	0.1	0.1
Total Incurred Losses and LAE	85.4	91.1
Insurance Expenses	21.7	22.6
Operating Profit	4.9	5.4
Income Tax Expense	(0.8)	(1.0)
Segment Net Operating Income	$4.1	$4.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	80.7%	82.5%
Current Year Catastrophe Losses and LAE Ratio	0.1	0.1
Prior Years Non-catastrophe Losses and LAE Ratio	(0.9)	(1.7)
Prior Years Catastrophe Losses and LAE Ratio	0.1	0.1
Total Incurred Loss and LAE Ratio	80.0	81.0
Incurred Expense Ratio	20.3	20.1
Combined Ratio	100.3%	101.1%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	80.7%	82.5%
Incurred Expense Ratio	20.3	20.1
Underlying Combined Ratio	101.0%	102.6%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	101.0%	102.6%
Current Year Catastrophe Losses and LAE Ratio	0.1	0.1
Prior Years Non-catastrophe Losses and LAE Ratio	(0.9)	(1.7)
Prior Years Catastrophe Losses and LAE Ratio	0.1	0.1
Combined Ratio as Reported	100.3%	101.1%

Kemper Specialty (continued)
Insurance Reserves

(Dollars in Millions)	Mar 31, 2012	Dec 31, 2011
Insurance Reserves:
Personal Automobile	$165.2	$166.6
Commercial Automobile	46.7	51.5
Other	7.6	7.8
Insurance Reserves	$219.5	$225.9
Insurance Reserves:
Loss Reserves:
Case	$131.0	$135.1
Incurred but Not Reported	47.2	47.7
Total Loss Reserves	178.2	182.8
LAE Reserves	41.3	43.1
Insurance Reserves	$219.5	$225.9
Earned Premiums in the Kemper Specialty segment decreased by $5.6 million for the three months ended March 31, 2012, compared to the same period in 2011, due to lower earned premiums on personal automobile insurance, partially offset by higher earned premiums on commercial automobile insurance. Personal automobile insurance earned premiums decreased by $6.0 million for the three months ended March 31, 2012 due to lower volume, partially offset by higher average premium. Personal automobile insurance policies in force were approximately 302,000 at the beginning of 2012, compared to 329,000 at the beginning of 2011. Kemper Specialty expects that personal automobile insurance policies in force will be marginally down throughout the remainder of 2012. Commercial automobile insurance earned premiums increased by $0.4 million for the three months ended March 31, 2012 due primarily to higher volume.
Net Investment Income in the Kemper Specialty segment decreased by $1.4 million for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to lower net investment income from Equity Method Limited Liability Investments and lower dividend income from common stocks and other equity interests. The Kemper Specialty segment reported net investment income of $0.6 million from Equity Method Limited Liability Investments for the three months ended March 31, 2012, compared to $1.8 million for the same period in 2011.
Operating Profit in the Kemper Specialty segment decreased by $0.5 million for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to lower net investment income and lower favorable loss and LAE reserve development, partially offset by lower underlying losses and LAE as a percentage of earned premiums.
Personal automobile insurance incurred losses and LAE were $82.9 million for the three months ended March 31, 2012, compared to $84.5 million for the same period in 2011. Personal automobile insurance incurred losses and LAE decreased by $1.6 million due primarily to lower underlying losses and LAE, partially offset by the adverse effects of loss and LAE reserve development. Underlying losses and LAE decreased in 2012 due to lower claim volume resulting from fewer insurance policies in force and lower underlying losses and LAE as a percentage of personal automobile insurance earned premiums. Underlying losses and LAE as a percentage of personal automobile insurance earned premiums were 80.3% for the three months ended March 31, 2012, compared to 83.0% for the same period in 2011, and decreased due primarily to lower frequency of losses. Loss and LAE reserve development on personal automobile insurance had an adverse effect of $5.2 million for the three months ended March 31, 2012 and primarily related to the 2011 and 2010 accident years. Loss and LAE reserve development on personal automobile insurance had a favorable effect of $0.7 million for the three months ended March 31, 2011.

Kemper Specialty (continued)
Commercial automobile insurance incurred losses and LAE were $2.5 million for the three months ended March 31, 2012, compared to $6.6 million for the same period in 2011. Commercial automobile insurance incurred losses and LAE decreased by $4.1 million due primarily to the favorable effects of loss and LAE reserve development, partially offset by higher underlying losses and LAE. Loss and LAE reserve development on commercial automobile insurance had favorable effects of $6.1 million for the three months ended March 31, 2012 of which $1.3 million and $1.8 million related to 2011 and 2010 accident years, respectively, and the balance of $3.0 million dispersed over several earlier accident years. Loss and LAE reserve development on commercial automobile insurance had favorable effects of $1.0 million for the three months ended March 31, 2011. Underlying losses and LAE as a percentage of commercial automobile insurance earned premiums were 84.3% for the three months ended March 31, 2012, compared to 77.6% for the same period in 2011.
Insurance expenses as a percentage of earned premiums increased by 0.2% for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to investment in policy and billing systems.
Segment Net Operating Income in the Kemper Specialty segment decreased by $0.3 million for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to the lower Operating Profit. The Kemper Specialty segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $2.7 million for the three months ended March 31, 2012, compared to $2.9 million for the same period in 2011.

Kemper Direct
Selected financial information for the Kemper Direct segment follows:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Net Premiums Written	$43.9	$60.9
Earned Premiums:
Automobile	$44.5	$57.6
Homeowners	2.4	2.2
Other Personal	0.1	0.1
Total Earned Premiums	47.0	59.9
Net Investment Income	3.6	5.3
Total Revenues	50.6	65.2
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	39.8	52.3
Catastrophe Losses and LAE	2.1	0.1
Prior Years:
Non-catastrophe Losses and LAE	(3.9)	(0.1)
Catastrophe Losses and LAE	—	0.3
Total Incurred Losses and LAE	38.0	52.6
Insurance Expenses	15.6	20.1
Operating Loss	(3.0)	(7.5)
Income Tax Benefit	1.7	3.6
Segment Net Operating Loss	$(1.3)	$(3.9)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	84.7%	87.3%
Current Year Catastrophe Losses and LAE Ratio	4.5	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	(8.3)	(0.2)
Prior Years Catastrophe Losses and LAE Ratio	—	0.5
Total Incurred Loss and LAE Ratio	80.9	87.8
Incurred Expense Ratio	33.2	33.6
Combined Ratio	114.1%	121.4%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	84.7%	87.3%
Incurred Expense Ratio	33.2	33.6
Underlying Combined Ratio	117.9%	120.9%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	117.9%	120.9%
Current Year Catastrophe Losses and LAE Ratio	4.5	0.2
Prior Years Non-catastrophe Losses and LAE Ratio	(8.3)	(0.2)
Prior Years Catastrophe Losses and LAE Ratio	—	0.5
Combined Ratio as Reported	114.1%	121.4%

Kemper Direct (continued)
Insurance Reserves

(Dollars in Millions)	Mar 31, 2012	Dec 31, 2011
Insurance Reserves:
Automobile	$208.1	$216.5
Homeowners	5.1	4.8
Other	2.7	2.6
Insurance Reserves	$215.9	$223.9
Insurance Reserves:
Loss Reserves:
Case	$137.0	$140.9
Incurred but Not Reported	51.5	54.0
Total Loss Reserves	188.5	194.9
LAE Reserves	27.4	29.0
Insurance Reserves	$215.9	$223.9
Earned Premiums in the Kemper Direct segment decreased by $12.9 million for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to lower volume, partially offset by higher average premium. The Kemper Direct segment expects that earned premiums will continue to decline in the next several quarters as a result of several management actions discussed in the 2011 Annual Report.
Net Investment Income in the Kemper Direct segment decreased by $1.7 million for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to lower net investment income from Equity Method Limited Liability Investments and lower dividend income from common stocks and other equity interests. Net investment income from Equity Method Limited Liability Investments was $0.5 million for the three months ended March 31, 2012, compared to $1.4 million in the same period in 2011.
The Kemper Direct segment reported an Operating Loss of $3.0 million for the three months ended March 31, 2012, compared to $7.5 million for the same period in 2011. Operating results improved in the Kemper Direct segment for the three months ended March 31, 2012, compared to 2011, due primarily to a higher level of favorable reserve development and lower underlying losses and LAE as a percentage of earned premiums, partially offset by lower Net Investment Income and higher incurred catastrophe losses and LAE (excluding development).
Incurred Losses and LAE as a percentage of earned premiums were 80.9% for the three months ended March 31, 2012, compared to 87.8% for the same period in 2011. Incurred Losses and LAE as a percentage of earned premiums decreased for the three months ended March 31, 2012 due primarily to higher levels of favorable reserve development and lower underlying losses and LAE as a percentage of earned premiums, partially offset by higher incurred catastrophe losses and LAE (excluding development). Favorable reserve development was $3.9 million for the three months ended March 31, 2012, compared to adverse development of $0.2 million for the same period in 2011. Underlying losses and LAE as a percentage of earned premiums was 84.7% for the three months ended March 31, 2012, compared to 87.3% for the same period in 2011. Underlying losses and LAE as a percentage of earned premiums decreased due primarily to lower severity on homeowners insurance losses. Catastrophe losses and LAE (excluding development) was $2.1 million for the three months ended March 31, 2012, compared to $0.1 million for the same period in 2011.
Insurance Expenses in the Kemper Direct segment were 33.2% of earned premiums for the three months ended March 31, 2012, compared to 33.6% of earned premiums for the same period in 2011. Insurance Expenses as a percentage of earned premiums decreased for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to reduced marketing expenses, partially offset by other underwriting costs not declining at the same pace as earned premiums.

Kemper Direct (continued)
The Kemper Direct segment reported a Segment Net Operating Loss of $1.3 million for the three months ended March 31, 2012, compared to $3.9 million for the same period in 2011. The Kemper Direct segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $1.8 million for the three months ended March 31, 2012, compared to $2.3 million for the same period in 2011.
Life and Health Insurance
Selected financial information for the Life and Health Insurance segment follows:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Earned Premiums:
Life	$98.5	$99.4
Accident and Health	41.5	41.2
Property	20.4	21.2
Total Earned Premiums	160.4	161.8
Net Investment Income	55.7	52.7
Other Income	0.1	—
Total Revenues	216.2	214.5
Policyholders’ Benefits and Incurred Losses and LAE	100.6	95.5
Insurance Expenses	72.6	72.5
Operating Profit	43.0	46.5
Income Tax Expense	(15.2)	(16.5)
Segment Net Operating Income	$27.8	$30.0
Insurance Reserves

(Dollars in Millions)	Mar 31, 2012	Dec 31, 2011
Insurance Reserves:
Future Policyholder Benefits	$3,062.7	$3,046.8
Incurred Losses and LAE Reserves:
Life	32.7	33.8
Accident and Health	22.4	22.1
Property	8.0	8.3
Total Incurred Losses and LAE Reserves	63.1	64.2
Insurance Reserves	$3,125.8	$3,111.0
Earned Premiums in the Life and Health Insurance segment decreased by $1.4 million for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to lower life insurance and property insurance earned premiums, partially offset by higher accident and health insurance earned premiums. Earned premiums on life insurance decreased by $0.9 million in 2012 due primarily to lower volume of insurance. Earned premiums on property insurance decreased by $0.8 million in 2012 due primarily to lower volume of insurance from the run-off and non-renewal of dwelling coverage. Earned premiums on accident and health insurance increased by $0.3 million in 2012 due primarily to higher average premium and higher volume of supplemental health insurance products, partially offset by lower volume of insurance resulting from the suspension of sales of certain health insurance products described below and lower volume of Medicare supplement insurance.

Life and Health Insurance (continued)
Approximately 41%, or $17.1 million, of the Life and Health Insurance segment’s accident and health insurance earned premiums for the three months ended March 31, 2012 were derived from health insurance products that may be adversely impacted by the Patient Protection and Affordable Care Act (“PPACA”), compared to 44%, or $18.1 million, in 2011. At the end of 2011, Reserve National Insurance Company (“Reserve National”) suspended sales of such affected health insurance products. During 2011, Reserve National also began transitioning its sales to other health insurance products that are not expected to be as severely impacted by PPACA. There can be no assurance that the transition will fully offset the impact from suspending sales of the affected health insurance products.
Net Investment Income increased by $3.0 million for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to higher levels of investments in fixed maturities and higher net investment income from Equity Method Limited Liability Investments, partially offset by lower book yields on fixed maturities. Net investment income from Equity Method Limited Liability Investments was $3.9 million for the three months ended March 31, 2012, compared to $2.2 million for the same period in 2011.
Operating Profit in the Life and Health Insurance segment was $43.0 million for the three months ended March 31, 2012, compared to $46.5 million for the same period in 2011. Operating Profit decreased in 2012 due primarily to higher Policyholders’ Benefits and Incurred Losses and LAE, partially offset by the higher net investment income. Policyholders’ Benefits and Incurred Losses and LAE increased by $5.1 million in 2012 due primarily to higher policyholders’ benefits on life insurance and the impact of Loss and LAE reserve development on property insurance, partially offset by lower accident and health insurance losses as a percentage of accident and health earned premiums. Policyholders’ benefits on life insurance were $68.0 million in 2012, compared to $63.2 million in 2011, an increase of $4.8 million. Policyholder benefits on life insurance increased due primarily to a reserve adjustment in the first quarter of 2011 associated with correcting expiry dates for certain extended term life insurance policies, partially offset by better mortality experience and a higher level of net lapse. Incurred accident and health insurance losses were $23.3 million, or 56.1% of accident and health insurance earned premiums, in 2012, compared to $24.0 million, or 58.3% of accident and health insurance earned premiums, in 2011. Incurred accident and health insurance losses as a percentage of accident and health insurance earned premiums decreased due primarily to lower frequency of health claims. Incurred Losses and LAE on property insurance were $9.3 million in 2012, compared to $8.3 million in 2011. There was no loss reserve development on property insurance in 2012, compared to favorable development of $0.9 million in 2011. Underlying losses and LAE on property insurance were $8.6 million in 2012, compared to $8.7 million in 2011. Insurance Expenses in the Life and Health Insurance segment increased by $0.1 million in 2012, compared to the same period in 2011, due primarily to higher commission, salary and fringe benefit expenses, offset by lower legal costs.
Segment Net Operating Income in the Life and Health Insurance segment was $27.8 million for the three months ended March 31, 2012, compared to $30.0 million for the same period in 2011.

Investment Results
Investment Income
Net Investment Income for the three months ended March 31, 2012 and 2011 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Investment Income:
Interest and Dividends on Fixed Maturities	$62.2	$60.0
Dividends on Equity Securities	5.2	7.1
Short-term Investments	—	0.1
Loans to Policyholders	4.7	4.4
Real Estate	6.4	6.4
Equity Method Limited Liability Investments	6.7	10.0
Total Investment Income	85.2	88.0
Investment Expenses:
Real Estate	6.3	6.4
Other Investment Expenses	1.5	0.4
Total Investment Expenses	7.8	6.8
Net Investment Income	$77.4	$81.2
Net Investment Income was $77.4 million and $81.2 million for the three months ended March 31, 2012 and 2011, respectively. Net Investment Income decreased by $3.8 million in 2012 due primarily to lower net investment income from Equity Method Limited Liability Investments and lower Dividends on Equity Securities, partially offset by higher Interest and Dividends on Fixed Maturities. Net investment income from Equity Method Limited Liability Investments decreased by $3.3 million in 2012 due primarily to lower investment returns. Dividends on Equity Securities decreased by $1.9 million in 2012 due primarily to lower income from other equity interests. Net investment income from Interest and Dividends on Fixed Maturities increased by $2.2 million in 2012 due to a higher level of investments in fixed maturities and, to a lesser extent, higher book yields.
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the three months ended March 31, 2012 and 2011 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Realized Gains on Sales:
Fixed Maturities	$0.4	$2.8
Equity Securities	4.1	11.2
Real Estate	—	0.1
Net Gains on Trading Securities	0.4	0.1
Net Realized Gains on Sales of Investments	$4.9	$14.2
Realized losses on sales of investments were insignificant for the three months ended March 31, 2012 and 2011.
Net Impairment Losses Recognized in Earnings
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Income in the period that the declines are determined to be other-than-temporary. Net Impairment Losses recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 include OTTI losses of $0.5 million from other-than-temporary declines in the fair values of investments in equity securities of two issuers. Net Impairment Losses Recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2011 include OTTI losses of $0.4 million from other-than-temporary declines in the fair

Investment Results (continued)
values of investments in equity securities of three issuers.
Total Comprehensive Investment Gains (Losses)
Total Comprehensive Investment Gains (Losses) are comprised of Net Realized Gains (Losses) on Sales of Investments and Net Impairment Losses Recognized in Earnings that are reported in the Condensed Consolidated Statements of Income and unrealized investment gains and losses that are not reported in the Condensed Consolidated Statements of Income, but rather are reported in a Condensed Consolidated Statement of Comprehensive Income. The components of Total Comprehensive Investment Gains (Losses), including comprehensive investment gains (losses) reported in discontinued operations, for the three months ended March 31, 2012 and 2011 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2012	Mar 31, 2011
Fixed Maturities:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	$0.4	$3.1
Recognized in Other Comprehensive Losses	(17.2)	(5.3)
Total Comprehensive Investment Losses on Fixed Maturities	(16.8)	(2.2)
Equity Securities:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	4.1	11.2
Net Impairment Losses Recognized in Earnings	(0.5)	(0.4)
Total Recognized in Condensed Consolidated Statements of Income	3.6	10.8
Recognized in Other Comprehensive Gains (Losses)	19.2	(20.9)
Total Comprehensive Investment Gains (Losses) on Equity Securities	22.8	(10.1)
Real Estate:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	—	0.1
Other Investments:
Recognized in Condensed Consolidated Statements of Income:
Trading Securities Net Gains	0.4	0.1
Total Comprehensive Investment Gains (Losses)	$6.4	$(12.1)
Recognized in Condensed Consolidated Statements of Income	$4.4	$14.1
Recognized in Other Comprehensive Income	2.0	(26.2)
Total Comprehensive Investment Gains (Losses)	$6.4	$(12.1)

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At March 31, 2012, nearly 93% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poors (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Services (“Moody’s”); a rating of AAA, AA, A or BBB from Fitch Ratings (“Fitch”) or a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. The Company has not made significant investments in securities that are directly or indirectly related to sub-prime mortgage loans including, but not limited to, collateralized debt obligations and structured investment vehicles.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at March 31, 2012 and December 31, 2011:

		Mar 31, 2012		Dec 31, 2011
NAIC Rating	S & P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,582.2	74.8%	$3,591.8	75.2%
2	BBB	861.5	18.0	839.4	17.6
3	BB	103.4	2.2	108.6	2.3
4	B	88.3	1.8	89.1	1.9
5	CCC	145.4	3.0	127.8	2.7
6	In or Near Default	6.9	0.2	16.7	0.3
Total Investments in Fixed Maturities		$4,787.7	100.0%	$4,773.4	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $3.0 million and $5.4 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, the Company had $320.9 million of bonds issued by states and political subdivisions that had been pre-refunded with U.S. Government and Government Agencies and Authorities obligations held in trust for the full payment of principal and interest. At March 31, 2012, the Company had $1,504.5 million of investments in bonds issued by states and political subdivisions, commonly referred to as “municipal bonds,” that had not been pre-refunded, of which $236.1 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment credit-risk strategy is to focus on the underlying credit rating of the issuer and not to rely on the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the underlying rating of 93% of the Company’s entire municipal bond portfolio that has not been pre-refunded is AA or higher, the majority of which are direct obligations of states.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at March 31, 2012 and December 31, 2011:

	Mar 31, 2012		Dec 31, 2011
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$474.4	7.4%	$491.7	7.9%
Pre-refunded with U.S. Government and Government Agencies and Authorities Held in Trust	320.9	5.0	275.2	4.4
States	866.0	13.5	937.8	15.1
Political Subdivisions	173.3	2.7	178.9	2.9
Revenue Bonds	465.2	7.3	460.7	7.4
Total Investments in Governmental Fixed Maturities	$2,299.8	35.9%	$2,344.3	37.7%

The Company’s short-term investments primarily consist of overnight repurchase agreements and money market funds. At March 31, 2012, the Company had $167.9 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government and $152.4 million invested in money market funds which primarily invest in U.S. Treasury securities. At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed. The Company does not have any investments in sovereign debt securities issued by foreign governments.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at March 31, 2012 and December 31, 2011:

	Mar 31, 2012		Dec 31, 2011
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,149.1	18.0%	$1,153.1	18.5%
Finance, Insurance and Real Estate	645.4	10.1	590.4	9.5
Services	245.4	3.8	233.8	3.8
Transportation, Communication and Utilities	244.0	3.8	252.2	4.1
Mining	92.1	1.4	89.6	1.4
Wholesale Trade	49.4	0.8	41.5	0.7
Retail Trade	41.2	0.6	50.1	0.8
Agriculture, Forestry and Fishing	17.8	0.3	17.8	0.3
Other	3.5	0.1	0.6	—
Total Investments in Non-governmental Fixed Maturities	$2,487.9	38.9%	$2,429.1	39.1%
Sixty-seven companies comprised over 75% of the Company’s fixed maturity exposure to the Manufacturing industry at March 31, 2012, with the largest single exposure, Caterpillar, Inc., comprising 2.4%, or $27.9 million, of the Company’s fixed maturity exposure to such industry. Thirty-four companies comprised over 75% of the Company’s exposure to the Finance, Insurance and Real Estate industry at March 31, 2012, with the largest single exposure, Massachusetts Mutual Life Insurance Company, comprising 5.2%, or $33.6 million, of the Company’s exposure to such industry.
The following table summarizes the fair value of the Company’s ten largest investment exposures excluding investments in U.S. Government and Government Agencies and Authorities at March 31, 2012:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States and Political Subdivisions:
Texas	$105.1	1.6%
Washington	87.4	1.4
Louisiana	76.8	1.2
Georgia	75.5	1.2
New York	65.3	1.0
Colorado	60.7	0.9
Equity Securities:
iShares® iBoxx $ Investment Grade Corporate Bond Fund	67.6	1.1
Equity Method Limited Liability Investments:
Tennenbaum Opportunities Fund V, LLC	77.5	1.2
Special Value Opportunity Fund, LLC	71.2	1.1
Goldman Sachs Vintage Fund IV, L.P.	61.7	1.0
Total	$748.8	11.7%

Investments in Limited Liability Investment Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, or Other Equity Interests and included in Equity Securities depending on the accounting method used to report the investment. Additional information pertaining to these investments at March 31, 2012 and December 31, 2011 is presented below:

		Unfunded Commitment	Reported Value		Stated Fund
(Dollars in Millions)	Asset Class	Mar 31, 2012	Mar 31, 2012	Dec 31, 2011	End Date
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Tennenbaum Opportunities Fund V, LLC	Distressed Debt	$—	$77.5	$75.6	10/10/2016
Special Value Opportunity Fund, LLC	Distressed Debt	—	71.2	67.8	7/13/2014
Goldman Sachs Vintage Fund IV, L.P.	Secondary Transactions	20.0	61.7	64.2	12/31/2016
Special Value Continuation Fund, LLC	Distressed Debt	—	22.7	22.4	6/30/2016
BNY-Alcentra Mezzanine Partners III, L.P.	Mezzanine Debt	18.1	25.9	22.7	2021-2022
NY Life Investment Management Mezzanine Partners II, LP	Mezzanine Debt	4.0	13.4	13.5	7/31/2016
BNY Mezzanine Partners L.P.	Mezzanine Debt	1.3	12.8	12.9	4/17/2016
Ziegler Meditech Equity Partners, LP	Growth Equity	1.8	9.9	13.3	1/31/2016
Other Funds		9.5	16.6	13.9	Various
Total for Equity Method Limited Liability Investments		54.7	311.7	306.3
Reported as Other Equity Interests and Reported at Fair Value:
Highbridge Principal Strategies Fund L.P.	Mezzanine Debt	3.1	22.4	20.8	1/23/2018
Goldman Sachs Vintage Fund V, L.P.	Secondary Transactions	7.8	13.5	13.9	12/31/2018
Goldman Sachs Mezzanine Partners V, L.P.	Mezzanine Debt	15.3	8.6	8.2	12/31/2021
Other		68.0	62.0	50.2	Various
Total Reported as Other Equity Interests and Reported at Fair Value		94.2	106.5	93.1
Total		$148.9	$418.2	$399.4
Interest and Other Expenses
Interest and Other Expenses was $21.8 million for the three months ended March 31, 2012, compared to $19.7 million for the same period in 2011. Interest and Other Expenses increased by $2.1 million for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to higher postretirement benefit costs.
Income Taxes
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $11.5 million for the three months ended March 31, 2012, compared to $13.0 million for the same period in 2011.
The Company’s effective income tax rate from discontinued operations differs from the Federal statutory income tax rate due primarily to the net effects of state income taxes. State income tax expense, net of federal benefit, from discontinued operations was $0.6 million for the three months ended March 31, 2012. State income tax expense from discontinued operations for the three months ended March 31, 2012 included benefits of $0.1 million, net of federal taxes, for decreases in the deferred tax asset valuation allowance related to Fireside. State income tax benefit, net of federal expense, from discontinued operations was $0.3 million for the three months ended March 31, 2011. State income tax expense for the three months ended March 31, 2011 included benefits of $1.2 million, net of federal taxes, for decreases in the deferred tax asset valuation allowance related to Fireside.

Recently Issued Accounting Pronouncements
In the first quarter of 2012, the Company adopted ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements, ASU 2011-08, Testing Goodwill for Impairment and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information related to these ASUs.
Liquidity and Capital Resources
There were no outstanding borrowings at December 31, 2011 under the Former Credit Agreement, a three-year, $245.0 million, unsecured, revolving credit agreement, expiring October 30, 2012.
On March 7, 2012, the Company entered into a new four-year, $325.0 million, unsecured, revolving credit agreement, expiring March 7, 2016 (the “2016 Credit Agreement”), with a group of financial institutions and terminated the Former Credit Agreement. The 2016 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2016 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United and Trinity. Proceeds from advances under the 2016 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings under the 2016 Credit Agreement at March 31, 2012.
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries did not pay dividends to Kemper during the first quarter of 2012. Kemper estimates that its direct insurance subsidiaries would be able to pay $177.0 million in dividends to Kemper during the remainder of 2012 without prior regulatory approval. On March 31, 2012, Kemper’s subsidiary, Fireside, converted from an industrial bank to a general business corporation. Accordingly, Fireside is no longer regulated by the Federal Depository Insurance Corporation and the California Department of Financial Institutions and may pay dividends or make other distributions without prior regulatory approval. On April 5, 2012, Fireside distributed $20 million of its capital to its parent company, Fireside Securities Corporation, who then, in turn, distributed the same amount to its parent company, Kemper.
During the first three months of 2012, Kemper repurchased 0.6 million shares of its common stock at an aggregate cost of $19.2 million in open market transactions.
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in the first quarter of 2012. Dividends paid were $14.5 million for the three months ended March 31, 2012.
Kemper directly held cash and investments totaling $188.9 million at March 31, 2012, compared to $217.0 million at December 31, 2011. Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments, and the payment of interest on Kemper’s senior notes include cash and investments directly held by Kemper, receipt of dividends from Kemper’s subsidiaries and borrowings under the 2016 Credit Agreement.

Liquidity and Capital Resources (continued)
The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income and proceeds from the sales and maturity of investments. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Accordingly, during periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could either result in investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they experience several future catastrophic events over a relatively short period of time. Prior to the sale of its active portfolio of automobile loan receivables, the primary sources of funds for Fireside also included the repayments of automobile loans, interest on automobile loans, investment income and proceeds from the sales and maturity of investments. The primary uses of funds for Fireside are general expenses and purchase of investments. Prior to the redemption of its Certificates of Deposits, the primary uses of funds for Fireside also included the repayment of customer deposits and interest paid to depositors.
Net Cash Provided by Operating Activities was $55.6 million for the three months ended March 31, 2012, compared to Net Cash Provided by Operating Activities of $73.2 million for the same period in 2011.
Net Cash Used by Financing Activities decreased by $150.1 million for the three months ended March 31, 2012, compared to the same period in 2011. Kemper did not use cash for Repayments of Certificates of Deposits for the three months ended March 31, 2012, compared to net cash used of $149.1 million for the same period in 2011. Kemper used $17.9 million of cash during the first three months of 2012 to repurchase shares of its common stock, compared to $18.3 million of cash used to repurchase shares of its common stock in the same period of 2011. Kemper used $14.5 million of cash to pay dividends for the three months ended March 31, 2012, compared to $14.7 million of cash used to pay dividends in the same period of 2011. The quarterly dividend rate was $0.24 per common share for the first quarters of 2012 and 2011.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Provided by Investing Activities decreased by $215.3 million for the three months ended March 31, 2012, compared to the same period of 2011. Purchases of Fixed Maturities exceeded Sales of Fixed Maturities by $32.4 million for the three months ended March 31, 2012. Purchases of Fixed Maturities exceeded Sales of Fixed Maturities by $21.1 million in the same period of 2011. Purchases of Equity Securities exceeded Sales of Equity Securities by $9.7 million for the three months ended March 31, 2012. Sales of Equity Securities exceeded Purchases of Equity Securities by $28.5 million for the three months ended March 31, 2011. Net cash used by acquisitions of short-term investments was $116.7 million for the three months ended March 31, 2012, compared to net cash of $12.9 million used by acquisitions of short-term investments in the same period of 2011. Net proceeds from the sale of Fireside’s inactive portfolio of automobile loan receivables provided $20.1 million of cash for the three months ended March 31, 2012. Receipts from automobile loan receivables provided $2.0 million of cash for the three months ended March 31, 2012, compared to $73.6 million of cash provided in the same period of 2011.
Critical Accounting Estimates
Kemper’s subsidiaries conduct their continuing operations in two industries: property and casualty insurance and life and health insurance. Accordingly, the Company is subject to several industry-specific accounting principles under GAAP. The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The process of estimation is inherently uncertain. Accordingly, actual results could ultimately differ materially from the estimated amounts reported in a company’s financial statements. Different assumptions are likely to result in different estimates of reported amounts.
The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the assessment of recoverability of goodwill, the valuation of pension benefit obligations and the valuation of postretirement benefit obligations other than pensions. The Company’s critical accounting policies are described in the MD&A included in the 2011 Annual Report. There has been no material change, subsequent to December 31, 2011, to the information previously disclosed in the 2011 Annual Report with respect to these critical accounting estimates and the Company’s critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to the rules and regulations of the SEC, the Company is required to provide the following disclosures about Market Risk.
Quantitative Information About Market Risk
The Company’s Condensed Consolidated Balance Sheets at both March 31, 2012 and December 31, 2011 included three types of financial instruments subject to material market risk disclosures required by the SEC:

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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both March 31, 2012 and December 31, 2011 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both March 31, 2012 and December 31, 2011. All other variables were held constant. For Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both March 31, 2012 and December 31, 2011. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at March 31, 2012 and December 31, 2011, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.94 and 0.92 at March 31, 2012 and December 31, 2011, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended March 31, 2012 and December 31, 2011, respectively, and weighted on the fair value of such securities at March 31, 2012 and December 31, 2011, respectively. For equity securities without observable market inputs the Company assumed a beta of 1.00 at March 31, 2012 and December 31, 2011. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

Quantitative Information About Market Risk (continued)
The estimated adverse effects on the fair values of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
March 31, 2012
Assets:
Investments in Fixed Maturities	$4,787.7	$(352.4)	$—	$(352.4)
Investments in Equity Securities	429.6	(11.0)	(70.3)	(81.3)
Liabilities:
Notes Payable	657.1	26.7	—	26.7
December 31, 2011
Assets:
Investments in Fixed Maturities	$4,773.4	$(348.4)	$—	$(348.4)
Investments in Equity Securities	397.3	(10.4)	(63.3)	(73.7)
Liabilities:
Notes Payable	638.7	26.9	—	26.9
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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition, as well as those discussed under Item 1A., Risk Factors, in the 2011 Annual Report.
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

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces;

•	Changes in general economic conditions, including performance of financial markets, interest rates, unemployment rates and fluctuating values of particular investments held by the Company;

•	The level of success and costs expended in realizing economies of scale and implementing significant business consolidations and technology initiatives;

Caution Regarding Forward-Looking Statements (continued)

•	Heightened competition, including, with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

•	Increased costs and risks related to data security;

•	Absolute and relative performance of the Company’s products or services; and

•	Other risks and uncertainties described from time to time in Kemper’s filings with the SEC.
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
The Company’s management, with the participation of Kemper’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, Kemper’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by Kemper in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and accumulated and communicated to the Company’s management, including Kemper’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There were no significant changes in the risk factors included in Item 1A. of Part II of the 2011 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information pertaining to purchases of Kemper common stock for the three months ended March 31, 2012 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased (1)	Share	or Programs (1)	(Dollars in Millions)
January 1 - January 31, 2012	—	N/A	—	$272.7
February 1 - February 29, 2012	184,458	$28.81	184,458	$267.4
March 1 - March 31, 2012	464,227	$29.77	464,227	$253.6

(1) On February 2, 2011, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock. The repurchase program does not have an expiration date.
The repurchase program does not include shares withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under Kemper’s long-term equity-based compensation plans or shares withheld to satisfy tax withholding obligations on the vesting of restricted stock awards under Kemper’s long-term equity-based compensation plans. During the quarter ended March 31, 2012, 1,224 shares were withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under Kemper’s long-term equity-based compensation plans. During the quarter ended March 31, 2012, 32,946 shares were withheld to satisfy tax withholding obligations on the vesting of restricted stock awards under Kemper’s long-term equity-based compensation plans.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.1 to Kemper’s Current Report on Form 8-K filed August 29, 2011).
3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to Kemper’s Current Report on Form 8-K filed August 29, 2011).
4.1
Rights Agreement between Kemper and Computershare Trust Company, N.A. as successor Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, dated as of August 4, 2004 and amended May 4, 2006 and October 9, 2006. (Incorporated herein by reference to Exhibit 4.1 to Kemper’s Quarterly Report on Form 10-Q filed August 3, 2009).

4.2	Indenture dated as of June 26, 2002, by and between Kemper and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee.
4.3	Officers’ Certificate, including form of Senior Note with respect to Kemper’s 6.00% Senior Notes due May 15, 2017.
4.4
Officers’ Certificate, including the form of Senior Note with respect to Kemper’s 6.00% Senior Notes due November 30, 2015 (Incorporated herein by reference to Exhibit 4.2 to Kemper’s Current Report on Form 8-K filed November 24, 2010).

10.1
Kemper 1995 Non-Employee Director Stock Option Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.2 to Kemper’s Annual Report on Form 10-K filed February 4, 2009).

10.2	Kemper 1997 Stock Option Plan, as amended and restated effective February 1, 2006 (Incorporated herein by reference to Exhibit 10.2 to Kemper’s Quarterly Report on Form 10-Q filed May 4, 2011).
10.3	Kemper 2002 Stock Option Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.4 to Kemper’s Annual Report on Form 10-K filed February 4, 2009).
10.4
Kemper 2005 Restricted Stock and Restricted Stock Unit Plan, as amended and restated effective February 3, 2009 (Incorporated herein by reference to Exhibit 10.5 to Kemper’s Annual Report on Form 10-K filed February 4, 2009).

10.5	Kemper 2011 Omnibus Equity Plan, as amended and restated effective August 25, 2011 (Incorporated herein by reference to Exhibit 10.5 to Kemper’s Quarterly Report on Form 10-Q filed November 2, 2011).

10.6
Form of Stock Option Agreement under the Kemper 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.6 to Kemper’s Quarterly Report on Form 10-Q filed May 4, 2011).

10.7
Form of Stock Option Agreement under the Kemper 1995 Non-Employee Director Stock Option Plan, as of February 3, 2009 (Incorporated herein by reference to Exhibit 10.7 to Kemper’s Annual Report on Form 10-K filed February 4, 2009).

10.8
Form of Stock Option and SAR Agreement under the Kemper 1997 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.8 to Kemper’s Quarterly Report on Form 10-Q filed May 4, 2011).

10.9
Form of Stock Option and SAR Agreement under the Kemper 2002 Stock Option Plan, as of February 1, 2006 (Incorporated herein by reference to Exhibit 10.9 to Kemper’s Quarterly Report on Form 10-Q filed May 4, 2011).

10.10
Form of Stock Option Agreement (including stock appreciation rights) under the Kemper 2002 Stock Option Plan, as of February 1, 2011 (Incorporated herein by reference to Exhibit 10.9 to Kemper’s Annual Report on Form 10-K filed February 3, 2011).

10.11
Form of Time-Vested Restricted Stock Award Agreement under the Kemper 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 1, 2011 (Incorporated herein by reference to Exhibit 10.10 to Kemper’s Annual Report on Form 10-K filed February 3, 2011).

10.12
Form of Performance-Based Restricted Stock Award Agreement under the Kemper 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 1, 2011 (Incorporated herein by reference to Exhibit 10.11 to Kemper’s Annual Report on Form 10-K filed February 3, 2011).

10.13
Form of Stock Option and SAR Agreement for Non-Employee Directors under the Kemper 2011 Omnibus Equity Plan, as of August 25, 2011 (Incorporated herein by reference to Exhibit 10.13 to Kemper’s Annual Report on Form 10-K filed February 17, 2012).

10.14	Kemper Pension Equalization Plan, as amended and restated effective August 25, 2011 (Incorporated herein by reference to Exhibit 10.5 to Kemper’s Quarterly Report on Form 10-Q filed November 2, 2011).
10.15
Kemper Defined Contribution Supplemental Retirement Plan, as amended and restated effective August 25, 2011 (Incorporated herein by reference to Exhibit 10.5 to Kemper’s Quarterly Report on Form 10-Q filed November 2, 2011).

10.16
Kemper Non-Qualified Deferred Compensation Plan, as amended and restated effective August 25, 2011 (Incorporated herein by reference to Exhibit 10.5 to Kemper’s Quarterly Report on Form 10-Q filed November 2, 2011).

10.17
Kemper is a party to individual severance agreements (the form of which, as amended and restated effective August 25, 2011, is incorporated by reference to Exhibit 10.17 to Kemper’s Quarterly Report on Form 10-Q filed November 2, 2011) with the following officers:

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
Christopher L. Moses (Vice President and Treasurer)
Scott Renwick (Senior Vice President and General Counsel)
Richard Roeske (Vice President and Chief Accounting Officer)
Dennis J. Sandelski (Vice President – Tax)
James A. Schulte (Vice President)
Frank J. Sodaro (Vice President – Planning and Analysis)
Dennis R. Vigneau (Senior Vice President and Chief Financial Officer)

Each of the foregoing agreements is identical except that the severance compensation multiple is 3.0 for Mr. Southwell and 2.0 for the other officers.
10.18	Kemper Severance Plan, as amended and restated effective August 25, 2011 (Incorporated herein by reference to Exhibit 10.5 to Kemper’s Quarterly Report on Form 10-Q filed November 2, 2011).
10.19
Kemper 2009 Performance Incentive Plan, as amended and restated effective August 25, 2011 (Incorporated herein by reference to Exhibit 10.5 to Kemper’s Quarterly Report on Form 10-Q filed November 2, 2011).

10.20
Form of Annual Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of January 31, 2012 (Incorporated herein by reference to Exhibit 10.20 to Kemper’s Annual Report on Form 10-K filed February 17, 2012).

10.21
Form of Multi-Year Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of January 31, 2012 (Incorporated herein by reference to Exhibit 10.21 to Kemper’s Annual Report on Form 10-K filed February 17, 2012).

10.22
Form of Stock Option and SAR Agreement under the Kemper 2011 Omnibus Equity Plan, as of August 25, 2011 (Incorporated herein by reference to Exhibit 10.22 to Kemper’s Annual Report on Form 10-K filed February 17, 2012).

10.23
Time-Vested Restricted Stock Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of August 25, 2011 (Incorporated herein by reference to Exhibit 10.23 to Kemper’s Annual Report on Form 10-K filed February 17, 2012).

10.24
Form of Performance-Based Restricted Stock Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of January 31, 2012 (Incorporated herein by reference to Exhibit 10.24 to Kemper’s Annual Report on Form 10-K filed February 17, 2012).

10.25
Kemper is a party to individual Indemnification and Expense Advancement Agreements with each of its directors, as amended and restated effective February 1, 2012 (Incorporated herein by reference to Exhibit 10.25 to Kemper’s Current Report on Form 8-K filed February 6, 2012).

10.26
Credit Agreement, dated as of March 7, 2012, by and among Kemper, the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, swing line lender and issuing bank, and Wells Fargo Bank, National Association and Fifth Third Bank, as co-syndication agents. (Incorporated by reference to Exhibit 10.1 to Kemper’s Current report on Form 8-K filed March 12, 2012).

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

Kemper Corporation

Date:	May 7, 2012	/S/ DONALD G. SOUTHWELL
Donald G. Southwell
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2012	/S/ DENNIS R. VIGNEAU
Dennis R. Vigneau
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 7, 2012	/S/ RICHARD ROESKE
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)