Form 10-Q
period 2012-06-30
KEMPER Corp
filed 2012-08-06
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
58,664,911 shares of common stock, $0.10 par value, were outstanding as of July 31, 2012.

KEMPER CORPORATION

Caution Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), Quantitative and Qualitative Disclosures About Market Risk, Risk Factors and the accompanying unaudited Condensed Consolidated Financial Statements (including the notes thereto) of Kemper Corporation ("Kemper") and its subsidiaries (individually and collectively referred to herein as the "Company") may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition, as well as those discussed under Item 1A., Risk Factors, of Part I of the 2011 Annual Report as updated by Item 1A. of Part II of this Quarterly Report on Form 10-Q.
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

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces;

Caution Regarding Forward-Looking Statements (continued)

•	Changes in general economic conditions, including performance of financial markets, interest rates, unemployment rates and fluctuating values of particular investments held by the Company;

•	The level of success and costs expended in realizing economies of scale and implementing significant business consolidations and technology initiatives;

•	Heightened competition, including, with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

•	Increased costs and risks related to data security;

•	Absolute and relative performance of the Company’s products or services; and

•	Other risks and uncertainties described from time to time in Kemper’s filings with the U.S Securities and Exchange Commission ("SEC").
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Six Months Ended		Three Months Ended
	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Revenues:
Earned Premiums	$1,059.0	$1,094.1	$529.8	$548.1
Net Investment Income	152.6	164.1	75.2	82.9
Other Income	0.4	0.4	0.2	0.2
Net Realized Gains on Sales of Investments	9.0	32.0	4.1	17.8
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(0.9)	(1.7)	(0.4)	(1.3)
Portion of Losses Recognized in Other Comprehensive Income	—	—	—	—
Net Impairment Losses Recognized in Earnings	(0.9)	(1.7)	(0.4)	(1.3)
Total Revenues	1,220.1	1,288.9	608.9	647.7
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	800.4	869.4	423.8	477.1
Insurance Expenses	330.1	336.7	167.7	170.6
Interest and Other Expenses	42.7	40.6	20.9	20.9
Total Expenses	1,173.2	1,246.7	612.4	668.6
Income (Loss) from Continuing Operations before Income Taxes	46.9	42.2	(3.5)	(20.9)
Income Tax Benefit (Expense)	(9.0)	(6.6)	5.1	11.5
Income (Loss) from Continuing Operations	37.9	35.6	1.6	(9.4)
Income from Discontinued Operations	8.0	12.6	0.7	6.1
Net Income (Loss)	$45.9	$48.2	$2.3	$(3.3)
Income (Loss) from Continuing Operations Per Unrestricted Share:
Basic	$0.63	$0.58	$0.03	$(0.16)
Diluted	$0.63	$0.58	$0.03	$(0.16)
Net Income (Loss) Per Unrestricted Share:
Basic	$0.77	$0.79	$0.04	$(0.06)
Diluted	$0.77	$0.79	$0.04	$(0.06)
Dividends Paid to Shareholders Per Share	$0.48	$0.48	$0.24	$0.24

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Six Months Ended		Three Months Ended
	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Net Income (Loss)	$45.9	$48.2	$2.3	$(3.3)

Other Comprehensive Income Before Income Taxes:
Unrealized Holding Gains	73.9	23.3	72.6	49.9
Foreign Currency Translation Adjustments	1.3	0.6	0.6	0.2
Amortization of Unrecognized Postretirement Benefit Costs	7.6	4.4	3.2	2.5
Other Comprehensive Income Before Income Taxes	82.8	28.3	76.4	52.6
Other Comprehensive Income Tax Expense	(29.3)	(10.2)	(27.0)	(18.7)
Other Comprehensive Income	53.5	18.1	49.4	33.9
Total Comprehensive Income	$99.4	$66.3	$51.7	$30.6

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Jun 30, 2012	Dec 31, 2011
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2012 - $4,197.4; 2011 - $4,266.1)	$4,766.7	$4,773.4
Equity Securities at Fair Value (Cost: 2012 - $427.0; 2011 - $367.3)	470.2	397.3
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	283.9	306.3
Short-term Investments at Cost which Approximates Fair Value	272.7	247.4
Other Investments	500.3	498.3
Total Investments	6,293.8	6,222.7
Cash	249.5	251.2
Receivables from Policyholders	374.7	379.2
Other Receivables	207.0	218.7
Deferred Policy Acquisition Costs	303.5	294.0
Goodwill	311.8	311.8
Current and Deferred Income Tax Assets	9.8	6.4
Other Assets	256.7	250.7
Total Assets	$8,006.8	$7,934.7
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,130.6	$3,102.7
Property and Casualty	1,010.2	1,029.1
Total Insurance Reserves	4,140.8	4,131.8
Unearned Premiums	665.5	666.2
Liabilities for Income Taxes	24.7	6.2
Notes Payable at Amortized Cost (Fair Value: 2012 - $665.1; 2011 - $638.7)	611.0	610.6
Accrued Expenses and Other Liabilities	416.1	403.3
Total Liabilities	5,858.1	5,818.1
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 59,000,074 Shares Issued and Outstanding at June 30, 2012 and 60,248,582 Shares Issued and Outstanding at December 31, 2011	5.9	6.0
Paid-in Capital	729.7	743.9
Retained Earnings	1,101.6	1,108.7
Accumulated Other Comprehensive Income	311.5	258.0
Total Shareholders’ Equity	2,148.7	2,116.6
Total Liabilities and Shareholders’ Equity	$8,006.8	$7,934.7

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	Jun 30, 2012	Jun 30, 2011
Operating Activities:
Net Income	$45.9	$48.2
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(9.5)	(8.2)
Amortization of Life Insurance in Force Acquired and Customer Relationships Acquired	4.1	5.8
Equity in Earnings of Equity Method Limited Liability Investments	(7.8)	(20.9)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	7.7	—
Amortization of Investment Securities and Depreciation of Investment Real Estate	7.1	8.3
Net Realized Gains on Sales of Investments	(9.0)	(32.4)
Net Impairment Losses Recognized in Earnings	0.9	1.7
Net Gain on Sale of Portfolio of Charged-off Automobile Loan Receivables	(12.4)	—
Benefit for Loan Losses	(2.0)	(28.2)
Depreciation of Property and Equipment	6.2	6.8
Decrease in Other Receivables	12.0	12.3
Increase in Insurance Reserves	8.1	3.5
Decrease in Unearned Premiums	(0.7)	(3.0)
Change in Income Taxes	(15.0)	(5.5)
Increase in Accrued Expenses and Other Liabilities	2.2	15.4
Other, Net	18.9	17.4
Net Cash Provided by Operating Activities	56.7	21.2
Investing Activities:
Sales and Maturities of Fixed Maturities	268.9	371.6
Purchases of Fixed Maturities	(191.1)	(316.8)
Sales of Equity Securities	28.2	142.4
Purchases of Equity Securities	(61.7)	(103.9)
Improvements of Investment Real Estate	(2.7)	(2.9)
Sales of Investment Real Estate	—	0.2
Return of Investment of Equity Method Limited Liability Investments	16.4	35.7
Acquisitions of Equity Method Limited Liability Investments	(16.1)	(12.1)
Decrease (Increase) in Short-term Investments	(25.3)	128.5
Net Proceeds from Sale of Portfolio of Charged-off Automobile Loan Receivables	13.2	—
Receipts from Automobile Loan Receivables	2.0	133.6
Increase in Other Investments	(4.2)	(5.3)
Other, Net	(19.4)	(13.9)
Net Cash Provided by Investing Activities	8.2	357.1
Financing Activities:
Repayments of Certificates of Deposits	—	(321.8)
Common Stock Repurchases	(39.3)	(21.7)
Cash Dividends Paid to Shareholders	(28.8)	(29.2)
Cash Exercise of Stock Options	—	0.1
Excess Tax Benefits from Share-based Awards	0.6	0.1
Other, Net	0.9	0.8
Net Cash Used by Financing Activities	(66.6)	(371.7)
Increase (Decrease) in Cash	(1.7)	6.6
Cash, Beginning of Year	251.2	117.2
Cash, End of Period	$249.5	$123.8
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
Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in Kemper’s Annual Report on Form 10-K, filed with the SEC, for the year ended December 31, 2011 (the “2011 Annual Report”).
Accounting Standards Not Yet Adopted
The Financial Accounting Standards Board (“FASB”) issues ASUs to amend the authoritative literature in the FASB Accounting Standards Codification (“ASC”). There have been two ASUs issued in 2012 that amend the original text of the ASC. The ASUs are not expected to have an impact on the Company.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1 - Basis of Presentation (continued)
The impact of the adoption of the new accounting standard on Income from Continuing Operations and Net Income and the related basic and diluted per share amounts for the six and three months ended June 30, 2012 is presented below:

(Dollars in Millions, Except Per Share Amounts)	Six Months Ended Jun 30, 2012	Three Months Ended Jun 30, 2012
Decrease in:
Income from Continuing Operations	$(5.0)	$(2.8)
Net Income	$(5.0)	$(2.8)
Income from Continuing Operations per Unrestricted Share:
Basic	$(0.08)	$(0.05)
Diluted	$(0.08)	$(0.05)
Net Income Per Unrestricted Share:
Basic	$(0.08)	$(0.05)
Diluted	$(0.08)	$(0.05)
The following line items presented in the Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2011 were affected by the adoption of the new accounting standard:

	Six Months Ended Jun 30, 2011			Three Months Ended Jun 30, 2011
(Dollars in Millions, Except Per Share Amounts)	As Originally Reported	As Adjusted	Effect of Change	As Originally Reported	As Adjusted	Effect of Change
Insurance Expenses	$328.2	$336.7	$8.5	$166.3	$170.6	$4.3
Income Tax Benefit (Expense)	$(9.7)	$(6.6)	$3.1	$10.0	$11.5	$1.5
Income (Loss) from Continuing Operations	$41.0	$35.6	$(5.4)	$(6.6)	$(9.4)	$(2.8)
Net Income (Loss)	$53.6	$48.2	$(5.4)	$(0.5)	$(3.3)	$(2.8)
Income (Loss) from Continuing Operations per Unrestricted Share:
Basic	$0.67	$0.58	$(0.09)	$(0.11)	$(0.16)	$(0.05)
Diluted	$0.67	$0.58	$(0.09)	$(0.11)	$(0.16)	$(0.05)
Net Income (Loss) Per Unrestricted Share:
Basic	$0.88	$0.79	$(0.09)	$(0.01)	$(0.06)	$(0.05)
Diluted	$0.88	$0.79	$(0.09)	$(0.01)	$(0.06)	$(0.05)
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. The standard is effective for the first interim or annual period beginning on or after December 15, 2011. The new standard amends the existing fair value definition and enhances disclosure requirements. The Company adopted the standard in the first quarter of 2012 and, except for the additional disclosure requirements, the initial application of the standard did not have an impact on the Company.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1 - Basis of Presentation (continued)
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The standard is effective for the first interim or annual period beginning on or after December 15, 2011. The standard amends ASC Topic 350, Intangibles—Goodwill and Other, and gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company adopted the standard in the first quarter of 2012. The initial application of the standard did not have an impact on the Company.
In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The standard deferred certain paragraphs in ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, related to the presentation of reclassification adjustments but also required companies to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The Company adopted the standard in the first quarter of 2012. Other than the inclusion of the Condensed Consolidated Statement of Comprehensive Income, the initial application of the standard did not have an impact on the Company.
Note 2 - Discontinued Operations
The Company accounts for Fireside and the Company’s former Unitrin Business Insurance operations as discontinued operations. Summary financial information included in Income from Discontinued Operations for the six and three months ended June 30, 2012 and 2011 is presented below:

	Six Months Ended		Three Months Ended
(Dollars in Millions, Except Per Share Amounts)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Interest, Loan Fees and Earned Discounts	$—	$28.0	$—	$12.6
Other Income	—	0.3	—	0.2
Net Gain on Sale of Loans in Inactive Portfolio	12.4	—	1.1	—
Net Investment Income	—	0.5	—	0.1
Net Realized Gains on Sales of Investments	—	0.4	—	0.1
Total Revenues Included in Discontinued Operations	$12.4	$29.2	$1.1	$13.0

Income (Loss) from Discontinued Operations before Income Taxes:
Fireside:
Results of Operations	$(0.2)	$19.8	$—	$7.8
Net Gain on Sale of Loans in Inactive Portfolio	12.4	—	1.1	—
Unitrin Business Insurance:
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	1.1	(1.1)	(0.1)	1.5
Income from Discontinued Operations before Income Taxes	13.3	18.7	1.0	9.3
Income Tax Expense	(5.3)	(6.1)	(0.3)	(3.2)
Income from Discontinued Operations	$8.0	$12.6	$0.7	$6.1

Income from Discontinued Operations Per Unrestricted Share:
Basic	$0.14	$0.21	$0.01	$0.10
Diluted	$0.14	$0.21	$0.01	$0.10
During 2011, Fireside sold its active portfolio of automobile loan receivables while retaining its inactive portfolio of loans that had been previously charged-off (the “Inactive Portfolio”). The Inactive Portfolio was not carried on the Company’s Condensed Consolidated Balance Sheet. During 2012, Fireside sold $283 million of loans in the Inactive Portfolio at a gain of $12.4 million, net of transaction, shutdown and other costs of $13.8 million, of which $0.8 million was unpaid at June 30, 2012.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Discontinued Operations (continued)
The Company has retained Property and Casualty Insurance Reserves for unpaid insured losses of its former Unitrin Business Insurance operations that occurred prior to June 1, 2008, the effective date of the sale of such operations. Property and Casualty Insurance Reserves reported in the Company’s Condensed Consolidated Balance Sheets include $112.3 million and $125.6 million at June 30, 2012 and December 31, 2011, respectively, for such retained liabilities. Changes in the Company’s estimate of such retained liabilities after the sale are reported as a separate component of the results of discontinued operations.
Note 3 - Investments
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2012 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$404.3	$51.6	$(0.1)	$455.8
States and Political Subdivisions	1,599.6	180.2	—	1,779.8
Corporate Securities:
Bonds and Notes	2,114.1	343.5	(10.3)	2,447.3
Redeemable Preferred Stocks	75.1	4.2	(0.2)	79.1
Mortgage and Asset-backed	4.3	1.1	(0.7)	4.7
Investments in Fixed Maturities	$4,197.4	$580.6	$(11.3)	$4,766.7
Included in the fair value of Mortgage and Asset-backed investments at June 30, 2012 are $2.7 million of collateralized debt obligations, $1.6 million of non-governmental residential mortgage-backed securities and $0.4 million of other asset-backed securities.
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
The estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2012 by contractual maturity were:

(Dollars in Millions)
Due in One Year or Less	$50.7
Due after One Year to Five Years	511.4
Due after Five Years to Ten Years	998.8
Due after Ten Years	2,949.6
Asset-backed Securities Not Due at a Single Maturity Date	256.2
Investments in Fixed Maturities	$4,766.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at June 30, 2012 consisted of securities issued by the Government National Mortgage Association with a fair value of $226.6 million, securities issued by the Federal National Mortgage Association with a fair value of $24.2 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $0.7 million and securities of other issuers with a fair value of $4.7 million.
Accrued Expenses and Other Liabilities at June 30, 2012 includes a payable of $3.3 million for purchases of Investments in Fixed Maturities that settled in July. There were no unsettled purchases of Investments in Fixed Maturities at December 31, 2011.
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at June 30, 2012 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$80.4	$3.5	$(0.5)	$83.4
Other Industries	18.4	3.6	(0.2)	21.8
Common Stocks:
Manufacturing	65.9	20.4	(0.3)	86.0
Other Industries	64.6	8.6	(2.3)	70.9
Other Equity Interests:
Exchange Traded Funds	95.0	3.2	—	98.2
Limited Liability Companies and Limited Partnerships	102.7	10.1	(2.9)	109.9
Investments in Equity Securities	$427.0	$49.4	$(6.2)	$470.2
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2011 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$94.4	$1.0	$(8.7)	$86.7
Other Industries	18.0	2.6	(0.1)	20.5
Common Stocks:
Manufacturing	64.6	18.9	(0.1)	83.4
Other Industries	41.4	7.4	(1.8)	47.0
Other Equity Interests:
Exchange Traded Funds	66.0	0.6	—	66.6
Limited Liability Companies and Limited Partnerships	82.9	11.7	(1.5)	93.1
Investments in Equity Securities	$367.3	$42.2	$(12.2)	$397.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at June 30, 2012 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$8.3	$(0.1)	$—	$—	$8.3	$(0.1)
States and Political Subdivisions	—	—	0.7	—	0.7	—
Corporate Securities:
Bonds and Notes	181.5	(6.2)	54.4	(4.1)	235.9	(10.3)
Redeemable Preferred Stocks	—	—	0.6	(0.2)	0.6	(0.2)
Mortgage and Asset-backed	0.1	—	2.4	(0.7)	2.5	(0.7)
Total Fixed Maturities	189.9	(6.3)	58.1	(5.0)	248.0	(11.3)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	1.2	(0.1)	2.3	(0.4)	3.5	(0.5)
Other Industries	0.1	(0.1)	3.6	(0.1)	3.7	(0.2)
Common Stocks:
Manufacturing	5.4	(0.3)	—	—	5.4	(0.3)
Other Industries	26.5	(1.9)	1.2	(0.4)	27.7	(2.3)
Other Equity Interests:
Limited Liability Companies and Limited Partnerships	8.1	(2.1)	10.9	(0.8)	19.0	(2.9)
Total Equity Securities	41.3	(4.5)	18.0	(1.7)	59.3	(6.2)
Total	$231.2	$(10.8)	$76.1	$(6.7)	$307.3	$(17.5)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. The portions of the declines in the fair values of investments that are determined to be other-than-temporary are reported as losses in the Condensed Consolidated Statements of Operations in the periods when such determinations are made.
Unrealized losses on fixed maturities, which the Company has determined to be temporary at June 30, 2012, were $11.3 million, of which $5.0 million is related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at June 30, 2012 related to securities for which the Company has recognized credit losses in earnings in the preceding table under either the heading “Less Than 12 Months” or the heading “12 Months or Longer.” Included in the preceding table under the heading “12 Months or Longer” are unrealized losses of $0.2 million at June 30, 2012 related to securities for which the Company has previously recognized foreign currency losses in earnings. Investment-grade fixed maturity investments comprised $6.1 million and below-investment-grade fixed maturity investments comprised $5.2 million of the unrealized losses on investments in fixed maturities at June 30, 2012. Unrealized losses for below-investment-grade fixed maturities included unrealized losses totaling $0.2 million for one issuer that the Company previously recognized foreign currency impairment losses in earnings. For the other remaining below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was 4% of the amortized cost basis of the investment. At June 30, 2012, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at June 30, 2012 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.

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
The majority of the Company’s preferred stocks in an unrealized loss position at June 30, 2012 were perpetual preferred stocks of financial institutions. The Company considers the debt-like characteristics of perpetual preferred stocks along with issuer ratings when evaluating impairment. All such preferred stocks paid dividends at the stated dividend rate during the twelve-month period preceding the evaluation date. The Company concluded that the declines in the fair values of these perpetual preferred stocks were temporary in nature, largely driven by market conditions, and since the Company intends to hold the securities until recovery, these investments were not considered to be other-than-temporarily impaired at June 30, 2012. The Company concluded that the unrealized losses on its investments in common stocks at June 30, 2012 were temporary based on the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. By the nature of their underlying investments, the Company believes that its investments in the limited liability partnerships also exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities were temporary at June 30, 2012.

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

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Balance at Beginning of Period	$3.9	$2.4	$3.8	$2.3
Reductions to Previously Recognized OTTI Credit Losses	(0.1)	(0.3)	—	(0.2)
Reductions for Investments Sold During Period	(0.2)	—	(0.2)	—
Balance at End of Period	$3.6	$2.1	$3.6	$2.1
The carrying values of the Company’s Other Investments at June 30, 2012 and December 31, 2011 were:

(Dollars in Millions)	Jun 30, 2012	Dec 31, 2011
Loans to Policyholders at Unpaid Principal	$258.1	$253.9
Real Estate at Depreciated Cost	237.3	239.4
Trading Securities at Fair Value	4.3	4.4
Other	0.6	0.6
Total	$500.3	$498.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Casualty Insurance Reserves
Property and Casualty Insurance Reserve activity for the six months ended June 30, 2012 and 2011 was:

	Six Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011
Property and Casualty Insurance Reserves:
Gross of Reinsurance and Indemnification at Beginning of Year	$1,029.1	$1,118.7
Less Reinsurance and Indemnification Recoverables at Beginning of Year	74.5	78.1
Property and Casualty Insurance Reserves - Net of Reinsurance and Indemnification at Beginning of Year	954.6	1,040.6
Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	632.1	705.0
Prior Years:
Continuing Operations	(12.3)	(11.9)
Discontinued Operations	(1.1)	0.3
Total Incurred Losses and LAE Related to Prior Years	(13.4)	(11.6)
Total Incurred Losses and LAE	618.7	693.4
Paid Losses and LAE Related to:
Current Year:
Continuing Operations	326.4	375.4
Prior Years:
Continuing Operations	293.4	308.2
Discontinued Operations	11.3	17.0
Total Paid Losses and LAE Related to Prior Years	304.7	325.2
Total Paid Losses and LAE	631.1	700.6
Property and Casualty Insurance Reserves - Net of Reinsurance at End of Period	942.2	1,033.4
Plus Reinsurance Recoverables at End of Period	68.0	67.8
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$1,010.2	$1,101.2
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
For the six months ended June 30, 2012, the Company reduced its property and casualty insurance reserves by $13.4 million to recognize favorable development of losses and loss adjustment expenses (“LAE”) from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $1.5 million and commercial lines insurance losses and LAE reserves developed favorably by $11.9 million. The commercial lines insurance losses and LAE reserves included favorable development of $10.8 million from continuing operations and $1.1 million from discontinued operations. The commercial lines insurance losses and LAE reserves developed favorably from continuing operations due primarily to the emergence of more favorable loss trends than expected for the four most recent accident years.
For the six months ended June 30, 2011, the Company reduced its property and casualty insurance reserves by $11.6 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $10.3 million and commercial lines insurance losses and LAE reserves developed favorably by $1.3 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss trends than expected for the 2010, 2009 and 2008 accident years.

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
Note 5 - Notes Payable
Total debt outstanding at June 30, 2012 and December 31, 2011 was:

(Dollars in Millions)	Jun 30, 2012	Dec 31, 2011
Senior Notes at Amortized Cost:
6.00% Senior Notes due May 15, 2017	$357.1	$356.8
6.00% Senior Notes due November 30, 2015	248.3	248.2
Mortgage Note Payable at Amortized Cost	5.6	5.6
Notes Payable at Amortized Cost	$611.0	$610.6
On March 7, 2012, Kemper entered into a new four-year, $325.0 million, unsecured, revolving credit agreement, expiring March 7, 2016 (the “2016 Credit Agreement”), with a group of financial institutions. The 2016 Credit Agreement replaced Kemper’s $245.0 million, unsecured, revolving credit agreement scheduled to expire on October 30, 2012 (the “Former Credit Agreement”), which was terminated on March 7, 2012. There were no borrowings under the Former Credit Agreement at either December 31, 2011 or at its termination. The 2016 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2016 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance Company of America (“United”) and Trinity Universal Insurance Company (“Trinity”). Proceeds from advances under the 2016 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings under the 2016 Credit Agreement at June 30, 2012, and accordingly, $325.0 million was available for future borrowings.
In the first quarter of 2012, the Company wrote off $0.5 million of unamortized issuance costs related to the Former Credit Agreement.
Interest Expense, including facility fees, accretion of discount and write-off of unamortized credit agreement issuance costs, for the six and three months ended June 30, 2012 and 2011 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Notes Payable under Revolving Credit Agreements	$1.3	$0.9	$0.3	$0.4
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	11.1	11.0	5.6	5.5
6.00% Senior Notes due November 30, 2015	7.7	7.7	3.8	3.9
Mortgage Note Payable	0.2	0.2	0.1	0.1
Interest Expense before Capitalization of Interest	20.3	19.8	9.8	9.9
Capitalization of Interest	(1.4)	(1.1)	(0.6)	(0.6)
Total Interest Expense	$18.9	$18.7	$9.2	$9.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Notes Payable (continued)
Interest paid, including facility fees and credit agreement issuance costs, for the six and three months ended June 30, 2012 and 2011 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Notes Payable under Revolving Credit Agreements	$1.7	$0.2	$—	$—
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	10.8	10.8	10.8	10.8
6.00% Senior Notes due November 30, 2015	7.5	7.8	7.5	7.8
Mortgage Note Payable	0.2	0.2	0.1	0.1
Total Interest Paid	$20.2	$19.0	$18.4	$18.7
Note 6 - Long-term Equity-based Compensation Plans
On May 4, 2011, Kemper’s shareholders approved the 2011 Omnibus Equity Plan (“Omnibus Plan”). The Omnibus Plan replaced the Company’s previous employee stock option plans, director stock option plan and restricted stock plan (collectively, the “Prior Plans”). Awards previously granted under the Prior Plans remain outstanding in accordance with their original terms. Beginning May 4, 2011, equity-based compensation awards may only be granted under the Omnibus Plan. A maximum number of 10,000,000 shares of Kemper common stock may be issued under the Omnibus Plan (the “Share Authorization”). As of June 30, 2012, there were 9,278,099 common shares available for future grants under the Omnibus Plan, of which 562,725 shares were reserved for future grants based upon the achievement of performance goals, under the terms of outstanding performance-based restricted stock awards.
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
Outstanding awards under the Omnibus Plan and Prior Plans at June 30, 2012 consisted of stand-alone stock options, tandem stock option and stock appreciation rights, time-vested restricted stock and performance-based restricted stock. Recipients of restricted stock are entitled to full dividend and voting rights on the same basis as all other outstanding shares of Kemper common stock and all awards are subject to forfeiture until certain restrictions have lapsed. Equity-based compensation expense was $3.3 million and $2.9 million for the six months ended June 30, 2012 and 2011, respectively. Total unamortized compensation expense related to nonvested awards at June 30, 2012 was $7.7 million, which is expected to be recognized over a weighted-average period of 1.5 years.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Long-term Equity-based Compensation Plans (continued)
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The assumptions used in the Black-Scholes pricing model for options granted during the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended
	Jun 30, 2012			Jun 30, 2011
Range of Valuation Assumptions
Expected Volatility	29.36%	-	53.84%	41.34%	-	55.16%
Risk-free Interest Rate	0.16	-	1.26	1.30	-	2.87
Expected Dividend Yield	3.17	-	3.26	3.15	-	3.38
Weighted-Average Expected Life in Years
Employee Grants	1.0	-	7.0	3.5	-	7.0
Director Grants	6			6
Option and stock appreciation right activity for the six months ended June 30, 2012 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	3,632,398	$40.70
Granted	261,451	29.77
Exercised	(6,250)	17.36
Forfeited or Expired	(452,846)	48.36
Outstanding at June 30, 2012	3,434,753	$38.90	4.66	$7.3
Vested and Expected to Vest at June 30, 2012	3,390,320	$39.05	4.60	$7.1
Exercisable at June 30, 2012	2,718,863	$42.18	3.61	$4.2
The weighted-average grant-date fair values of options granted during the six months ended June 30, 2012 and 2011 were $9.39 per option and $9.12 per option, respectively. Total intrinsic value of stock options exercised was $0.1 million for both the six months ended June 30, 2012 and 2011. Cash received from option exercises and the total tax benefits realized for tax deductions from option exercises were insignificant for both the six months ended June 30, 2012 and 2011.
Information pertaining to options and stock appreciation rights outstanding at June 30, 2012 is presented below:

			Outstanding			Exercisable
Range of Exercise Prices			Shares Subject to Options	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Life (in Years)	Shares Subject to Options	Weighted- Average Exercise Price Per Share ($)
$10.00	-	$15.00	204,500	$13.55	6.60	152,249	$13.55
15.01	-	20.00	8,000	16.48	6.85	8,000	16.48
20.01	-	25.00	313,750	23.74	7.77	118,875	23.63
25.01	-	30.00	644,949	28.52	8.43	176,636	27.39
30.01	-	35.00	2,614	31.18	0.61	2,163	31.34
35.01	-	40.00	340,577	37.25	5.44	340,577	37.25
40.01	-	45.00	400,084	43.56	2.06	400,084	43.56
45.01	-	50.00	1,185,747	48.62	2.97	1,185,747	48.62
50.01	-	55.00	334,532	50.85	1.53	334,532	50.85
10.00	-	55.00	3,434,753	38.90	4.66	2,718,863	42.18

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Long-term Equity-based Compensation Plans (continued)
The grant-date fair values of time-based restricted stock awards are determined using the closing price of Kemper common stock on the date of grant. Activity related to nonvested time-based restricted stock for the six months ended June 30, 2012 was as follows:

	Time-Based Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	116,784	$23.33
Granted	62,625	29.68
Vested	(6,500)	25.12
Forfeited	(14,691)	25.79
Nonvested Balance at End of Period	158,218	$25.55
Prior to February 3, 2009, only awards of time-vested restricted stock had been granted. Beginning on February 3, 2009, in addition to time-vested restricted stock granted to certain employees and officers, the Company began awarding performance-based restricted stock to certain officers and employees. The initial number of shares awarded to each participant of a performance-based restricted stock award represents the shares that would vest if the performance goals were achieved at the “target” performance level. The final payout of these awards will be determined based on Kemper’s total shareholder return over a three-year performance period relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index.
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
The grant date fair values of the performance-based restricted stock awards are determined using the Monte Carlo simulation method. Activity related to nonvested performance-based restricted stock for the six months ended June 30, 2012 was as follows:

	Performance-Based Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	172,875	$29.86
Granted	68,575	36.65
Vested	(51,596)	14.04
Forfeited	(2,279)	30.35
Nonvested Balance at End of Period	187,575	$36.69

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Long-term Equity-based Compensation Plans (continued)
The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based shares was 187,575 shares (as “full value awards,” the equivalent of 562,725 shares under the Share Authorization) at June 30, 2012. The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based shares for the 2012, 2011, and 2010 three-year performance periods was 68,475 common shares, 63,725 common shares and 55,375 common shares, respectively, at June 30, 2012. For the 2009 three-year performance period, the Company exceeded target performance levels with a payout percentage of 183%. Accordingly, an additional 40,727 shares of stock were issued to award recipients on January 31, 2012 (the “2009 Additional Shares”). The preceding table excludes activity related to the 2009 Additional Shares.
The total fair value of restricted stock, including the 2009 Additional Shares, that vested during the six months ended June 30, 2012 was $2.8 million and the tax benefits for tax deductions realized from the vesting on such restricted stock was $1.0 million. There was no restricted stock that vested during the six months ended June 30, 2011.
Note 7 - Income (Loss) from Continuing Operations Per Unrestricted Share
The Company’s awards of restricted stock contain a right to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income (Loss) from Continuing Operations Per Unrestricted Share and Diluted Income (Loss) from Continuing Operations Per Unrestricted Share for the six and three months ended June 30, 2012 and 2011 is as follows:

	Six Months Ended		Three Months Ended
	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
(Dollars in Millions)
Income (Loss) from Continuing Operations	$37.9	$35.6	$1.6	$(9.4)
Less Income from Continuing Operations Attributed to Restricted Shares	0.2	0.2	—	—
Income (Loss) from Continuing Operations Attributed to Unrestricted Shares	37.7	35.4	1.6	(9.4)
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—	—
Diluted Income (Loss) from Continuing Operations Attributed to Unrestricted Shares	$37.7	$35.4	$1.6	$(9.4)
(Shares in Thousands)
Weighted-Average Unrestricted Shares Outstanding	59,531.2	60,398.1	59,196.7	60,118.7
Equity-based Compensation Equivalent Shares	133.9	115.4	137.5	—
Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	59,665.1	60,513.5	59,334.2	60,118.7
(Per Unrestricted Share in Whole Dollars)
Basic Income (Loss) from Continuing Operations Per Unrestricted Share	$0.63	$0.58	$0.03	$(0.16)
Diluted Income (Loss) from Continuing Operations Per Unrestricted Share	$0.63	$0.58	$0.03	$(0.16)
Options outstanding to purchase 3.0 million and 2.8 million shares of Kemper common stock were excluded from the computation of Equity-based Compensation Equivalent Shares and Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the six and three months ended June 30, 2012, respectively, because their exercise prices exceeded the average market price. Options outstanding to purchase 3.4 million shares of Kemper common stock were excluded from the computation of Equity-based Compensation Equivalent Shares and Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the six months ended June 30, 2011 because their exercise prices exceeded the average market price. Options outstanding to purchase 3.4 million shares of Kemper common stock were excluded from the computation of Equity-based Compensation Equivalent Shares and Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended June 30, 2011 because the effect of inclusion would be anti-dilutive and their exercise prices exceeded the average market price.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income (Loss) Before Income Taxes for the six and three months ended June 30, 2012 and 2011 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$81.9	$54.0	$76.7	$66.9
Reclassification Adjustment for Amounts Included in Net Income	(8.0)	(30.7)	(4.1)	(17.0)
Unrealized Holding Gains (Losses)	73.9	23.3	72.6	49.9
Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	1.3	0.6	0.6	0.2
Reclassification Adjustment for Amounts Included in Net Income	—	—	—	—
Foreign Currency Translation Adjustments	1.3	0.6	0.6	0.2
Amortization of Unrecognized Postretirement Benefit Costs	7.6	4.4	3.2	2.5
Other Comprehensive Income (Loss) Before Income Taxes	$82.8	$28.3	$76.4	$52.6
The components of Other Comprehensive Income Tax Benefit (Expense) for the six and three months ended June 30, 2012 and 2011 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Income Tax Benefit (Expense):
Unrealized Holding (Gains) Losses Arising During the Period Before Reclassification Adjustment	$(29.0)	$(19.2)	$(27.2)	$(23.7)
Reclassification Adjustment for Amounts Included in Net Income	2.8	10.8	1.4	6.0
Unrealized Holding (Gains) Losses	(26.2)	(8.4)	(25.8)	(17.7)
Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	(0.4)	(0.2)	(0.1)	(0.1)
Reclassification Adjustment for Amounts Included in Net Income	—	—	—	—
Foreign Currency Translation Adjustment	(0.4)	(0.2)	(0.1)	(0.1)
Amortization of Unrecognized Postretirement Benefit Costs	(2.7)	(1.6)	(1.1)	(0.9)
Other Comprehensive Income Tax Benefit (Expense)	$(29.3)	$(10.2)	$(27.0)	$(18.7)
The components of Accumulated Other Comprehensive Income at June 30, 2012 and December 31, 2011 were:

(Dollars in Millions)	Jun 30, 2012	Dec 31, 2011
Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$1.7	$1.5
Other Unrealized Gains on Investments	393.2	345.7
Foreign Currency Translation Adjustments, Net of Income Taxes	0.6	(0.3)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(84.0)	(88.9)
Accumulated Other Comprehensive Income	$311.5	$258.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Income Taxes
Current and Deferred Income Tax Assets at June 30, 2012 and December 31, 2011 were:

(Dollars in Millions)	Jun 30, 2012	Dec 31, 2011
Current Income Tax Assets	$9.8	$2.5
Deferred Income Tax Assets	6.7	10.7
Valuation Allowance for State Income Taxes	(6.7)	(6.8)
Current and Deferred Income Tax Assets	$9.8	$6.4
The components of Liabilities for Income Taxes at June 30, 2012 and December 31, 2011 were:

(Dollars in Millions)	Jun 30, 2012	Dec 31, 2011
Deferred Income Tax Liabilities	$18.5	$—
Unrecognized Tax Benefits	6.2	6.2
Liabilities for Income Taxes	$24.7	$6.2
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
Income taxes paid were $28.8 million for the six months ended June 30, 2012. Income taxes paid, net of income tax refunds received of $24.9 million, were $18.1 million for the six months ended June 30, 2011.
Note 10 - Pension Benefits and Postretirement Benefits Other Than Pensions
The components of Pension Expense for the six and three months ended June 30, 2012 and 2011 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Service Cost Earned	$5.6	$5.1	$2.6	$2.5
Interest Cost on Projected Benefit Obligation	11.2	11.5	5.6	5.8
Expected Return on Plan Assets	(14.9)	(12.2)	(7.5)	(6.1)
Amortization of Accumulated Unrecognized Actuarial Loss	9.4	4.7	4.9	2.6
Total Pension Expense Recognized	$11.3	$9.1	$5.6	$4.8
The components of Postretirement Benefits Other than Pensions Expense for the six and three months ended June 30, 2012 and 2011 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Service Cost on Benefits Earned	$0.1	$0.1	$—	$0.1
Interest Cost on Projected Benefit Obligation	0.8	0.9	0.4	0.4
Amortization of Accumulated Unrecognized Actuarial Gain	(0.6)	(0.3)	(0.5)	(0.1)
Total Postretirement Benefits Other than Pension Expense	$0.3	$0.7	$(0.1)	$0.4

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
The Kemper Preferred segment provides preferred and standard risk personal automobile insurance, homeowners insurance and other personal insurance through independent agents. The Kemper Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty market through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their adverse driving records or claim or credit histories. Kemper Direct provides personal automobile, homeowners and renters insurance through a variety of direct-to-consumer websites, including its own websites, marketing partners, employer and other affinity relationships. The Life and Health Insurance segment provides individual life, accident, health and property insurance.
Segment Revenues for the six and three months ended June 30, 2012 and 2011 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Revenues:
Kemper Preferred:
Earned Premiums	$433.0	$426.3	$218.0	$214.4
Net Investment Income	22.8	29.6	11.9	15.4
Other Income	0.2	0.1	0.1	—
Total Kemper Preferred	456.0	456.0	230.0	229.8
Kemper Specialty:
Earned Premiums	213.4	225.7	106.6	113.3
Net Investment Income	9.9	13.8	4.7	7.2
Other Income	0.1	0.2	0.1	0.1
Total Kemper Specialty	223.4	239.7	111.4	120.6
Kemper Direct:
Earned Premiums	90.9	117.4	43.9	57.5
Net Investment Income	7.3	10.8	3.7	5.5
Total Kemper Direct	98.2	128.2	47.6	63.0
Life and Health Insurance:
Earned Premiums	321.7	324.7	161.3	162.9
Net Investment Income	105.4	104.8	49.7	52.1
Other Income	0.1	0.1	—	0.1
Total Life and Health Insurance	427.2	429.6	211.0	215.1
Total Segment Revenues	1,204.8	1,253.5	600.0	628.5
Net Realized Gains on Sales of Investments	9.0	32.0	4.1	17.8
Net Impairment Losses Recognized in Earnings	(0.9)	(1.7)	(0.4)	(1.3)
Other	7.2	5.1	5.2	2.7
Total Revenues	$1,220.1	$1,288.9	$608.9	$647.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Business Segments (continued)
Segment Operating Profit (Loss) for the six and three months ended June 30, 2012 and 2011 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Segment Operating Profit (Loss):
Kemper Preferred	$(6.0)	$(40.4)	$(19.1)	$(54.5)
Kemper Specialty	(0.7)	11.8	(5.6)	6.4
Kemper Direct	(8.5)	(15.8)	(5.5)	(8.3)
Life and Health Insurance	73.3	74.7	30.3	28.2
Total Segment Operating Profit (Loss)	58.1	30.3	0.1	(28.2)
Corporate and Other Operating Loss	(19.3)	(18.4)	(7.3)	(9.2)
Total Operating Profit (Loss)	38.8	11.9	(7.2)	(37.4)
Net Realized Gains on Sales of Investments	9.0	32.0	4.1	17.8
Net Impairment Losses Recognized in Earnings	(0.9)	(1.7)	(0.4)	(1.3)
Income (Loss) from Continuing Operations before Income Taxes	$46.9	$42.2	$(3.5)	$(20.9)
Segment Net Operating Income (Loss) for the six and three months ended June 30, 2012 and 2011 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Segment Net Operating Income (Loss):
Kemper Preferred	$0.1	$(22.0)	$(10.3)	$(33.3)
Kemper Specialty	1.3	9.7	(2.8)	5.3
Kemper Direct	(4.2)	(8.7)	(2.9)	(4.8)
Life and Health Insurance	47.3	48.0	19.5	18.0
Total Segment Net Operating Income (Loss)	44.5	27.0	3.5	(14.8)
Corporate and Other Net Operating Loss	(11.9)	(11.1)	(4.3)	(5.4)
Consolidated Net Operating Income (Loss)	32.6	15.9	(0.8)	(20.2)
Unallocated Net Income (Loss) From:
Net Realized Gains on Sales of Investments	5.9	20.7	2.7	11.5
Net Impairment Losses Recognized in Earnings	(0.6)	(1.0)	(0.3)	(0.7)
Income (Loss) from Continuing Operations	$37.9	$35.6	$1.6	$(9.4)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Business Segments (continued)
Earned Premiums by product line for the six and three months ended June 30, 2012 and 2011 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Life	$197.6	$199.1	$99.1	$99.7
Accident and Health	82.9	82.7	41.4	41.5
Property and Casualty:
Personal Lines:
Automobile	533.3	573.3	265.6	286.2
Homeowners	155.8	149.8	78.7	75.7
Other Personal	68.7	69.5	34.5	35.1
Total Personal Lines	757.8	792.6	378.8	397.0
Commercial Automobile	20.7	19.7	10.5	9.9
Total Earned Premiums	$1,059.0	$1,094.1	$529.8	$548.1

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
The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at June 30, 2012 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$141.1	$314.7	$—	$455.8
States and Political Subdivisions	—	1,779.8	—	1,779.8
Corporate Securities:
Bonds and Notes	—	2,170.9	276.4	2,447.3
Redeemable Preferred Stocks	—	74.6	4.5	79.1
Mortgage and Asset-backed	—	4.5	0.2	4.7
Total Investments in Fixed Maturities	141.1	4,344.5	281.1	4,766.7
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	83.4	—	83.4
Other Industries	—	15.3	6.5	21.8
Common Stocks:
Manufacturing	78.9	5.1	2.0	86.0
Other Industries	65.0	1.0	4.9	70.9
Other Equity Interests:
Exchange Traded Funds	98.2	—	—	98.2
Limited Liability Companies and Limited Partnerships	—	—	109.9	109.9
Total Investments in Equity Securities	242.1	104.8	123.3	470.2
Other Investments:
Trading Securities	4.3	—	—	4.3
Total	$387.5	$4,449.3	$404.4	$5,241.2

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

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted Average Market Yield
Senior Debt	Market Yield	$116.6	1.1%	-	16.0%	7.4%
Junior Debt	Market Yield	$135.5	8.6%	-	21.5%	14.7%
For Investments in Fixed Maturities, an increase in the market yield used in the fair value of a security will decrease the fair value of the security whereas a decrease in the market yield will increase the fair value of a security although the fair value increase is generally limited to par for callable securities.
At June 30, 2012, the Company had unfunded commitments to invest an additional $88.0 million in certain private equity funds and mezzanine debt funds that will be included in Other Equity Interests.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the six months ended June 30, 2012 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$235.1	$6.1	$0.3	$13.5	$93.1	$348.1
Total Gains (Losses):
Included in Condensed Consolidated Statement of Operations	2.1	—	—	3.2	0.3	5.6
Included in Other Comprehensive Income	0.7	0.1	—	(0.8)	(3.0)	(3.0)
Purchases	85.5	—	—	1.2	27.0	113.7
Settlements	(41.4)	(1.6)	(0.1)	—	(7.5)	(50.6)
Sales	(0.5)	—	—	(3.7)	—	(4.2)
Transfers into Level 3 from Level 2	0.9	—	—	—	—	0.9
Transfers out of Level 3 into Level 2	(6.1)	—	—	—	—	(6.1)
Balance at End of Period	$276.3	$4.6	$0.2	$13.4	$109.9	$404.4
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended June 30, 2012 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$259.2	$6.3	$0.3	$12.3	$106.5	$384.6
Total Gains (Losses):
Included in Condensed Consolidated Statement of Operations	2.0	—	—	—	—	2.0
Included in Other Comprehensive Income	(0.2)	(0.1)	—	0.4	(4.1)	(4.0)
Purchases	40.7	—	—	0.7	11.0	52.4
Settlements	(25.2)	(1.6)	(0.1)	—	(3.5)	(30.4)
Sales	(0.2)	—	—	—	—	(0.2)
Balance at End of Period	$276.3	$4.6	$0.2	$13.4	$109.9	$404.4
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 or Levels 1 and 3 for the six and three months ended June 30, 2012. The transfers into and out of Level 3 for the six months ended June 30, 2012 were due to changes in the availability of market observable inputs. The transfers into and out of Level 3 for the three months ended June 30, 2012 were insignificant.

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
There were no transfers into or out of Level 3 for the six and three months ended June 30, 2011. There were $2.2 million transferred into Level 2 from Level 1 for the six and three months ended June 30, 2011.
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14 - Related Parties
One of Kemper’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. Kemper’s subsidiary, Trinity, had $120.9 million in assets managed by FS&C at June 30, 2012, under an agreement with FS&C whereby FS&C provides investment management services with respect to certain assets of Trinity for a fee based on the fair market value of the assets under management. Such agreement is terminable by either party at any time upon 30 days advance written notice. Investment expenses incurred in connection with such agreement were $0.2 million and $0.1 million for the six and three months ended June 30, 2012, respectively. Investment expenses incurred in connection with such agreement were $0.2 million and $0.1 million for the six and three months ended June 30, 2011, respectively.
FS&C also provides investment management services with respect to certain funds of the Company’s defined benefit pension plan. The Company’s defined benefit pension plan had $116.1 million in assets managed by FS&C at June 30, 2012. Investment expenses incurred in connection with such agreement were $0.1 million for the six months ended June 30, 2012, Investment expenses incurred in connection with such agreement were $0.1 million for the six months ended June 30, 2011.
With respect to the Company’s defined contribution plans, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. Participants in the Company’s defined contribution plans had allocated $20.6 million for investment in the Dreyfus Appreciation Fund at June 30, 2012, representing 6.9% of the total amount invested in the Company’s defined contribution plans at June 30, 2012.
The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income
Net Income was $45.9 million ($0.77 per unrestricted common share) for the six months ended June 30, 2012, compared to $48.2 million ($0.79 per unrestricted common share) for the same period in 2011. Net Income was $2.3 million ($0.04 per unrestricted common share) for the three months ended June 30, 2012, compared to a Net Loss of $3.3 million ($0.06 per unrestricted common share) for the same period in 2011.
Income from Continuing Operations was $37.9 million ($0.63 per unrestricted common share) for the six months ended June 30, 2012, compared to $35.6 million ($0.58 per unrestricted common share) for the same period in 2011. Income from Continuing Operations was $1.6 million ($0.03 per unrestricted common share) for the three months ended June 30, 2012, compared to a Loss from Continuing Operations of $9.4 million ($0.16 per unrestricted common share) for the same period in 2011.
A reconciliation of Segment Net Operating Income (Loss) to Net Income (Loss) for the six and three months ended June 30, 2012 and 2011 is presented below:

	Six Months Ended			Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Increase (Decrease)	Jun 30, 2012	Jun 30, 2011	Increase (Decrease)
Segment Net Operating Income (Loss):
Kemper Preferred	$0.1	$(22.0)	$22.1	$(10.3)	$(33.3)	$23.0
Kemper Specialty	1.3	9.7	(8.4)	(2.8)	5.3	(8.1)
Kemper Direct	(4.2)	(8.7)	4.5	(2.9)	(4.8)	1.9
Life and Health Insurance	47.3	48.0	(0.7)	19.5	18.0	1.5
Total Segment Net Operating Income (Loss)	44.5	27.0	17.5	3.5	(14.8)	18.3
Corporate and Other Net Operating Loss	(11.9)	(11.1)	(0.8)	(4.3)	(5.4)	1.1
Consolidated Net Operating Income (Loss)	32.6	15.9	16.7	(0.8)	(20.2)	19.4
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	5.9	20.7	(14.8)	2.7	11.5	(8.8)
Net Impairment Losses Recognized in Earnings	(0.6)	(1.0)	0.4	(0.3)	(0.7)	0.4
Income (Loss) from Continuing Operations	37.9	35.6	2.3	1.6	(9.4)	11.0
Income from Discontinued Operations	8.0	12.6	(4.6)	0.7	6.1	(5.4)
Net Income (Loss)	$45.9	$48.2	$(2.3)	$2.3	$(3.3)	$5.6
Revenues
Earned Premiums were $1,059.0 million for the six months ended June 30, 2012, compared to $1,094.1 million in 2011, a decrease of $35.1 million. Earned Premiums for the six months ended June 30, 2012 decreased by $26.5 million, $12.3 million and $3.0 million in the Kemper Direct, Kemper Specialty and Life and Health Insurance segments, respectively, and increased by $6.7 million in the Kemper Preferred segment. Earned Premiums were $529.8 million for the three months ended June 30, 2012, compared to $548.1 million in 2011, a decrease of $18.3 million. Earned Premiums for the three months ended June 30, 2012 decreased by $13.6 million, $6.7 million and $1.6 million in the Kemper Direct, Kemper Specialty and Life and Health Insurance segments, respectively, and increased by $3.6 million in the Kemper Preferred segment.
Net Investment Income decreased by $11.5 million for the six months ended June 30, 2012, compared to the same period in 2011, due primarily to lower net investment income from Equity Method Limited Liability Investments, higher investment expenses and lower dividends from common stocks and other equity interests, partially offset by higher Interest and Dividends on Fixed Maturities. Net Investment Income decreased by $7.7 million for the three months ended June 30, 2012, compared to the same period in 2011, due primarily to lower net investment income from Equity Method Limited Liability Investments, higher investment expenses, partially offset by higher Interest and Dividends on Fixed Maturities.

Summary of Results (continued)
Net Realized Gains on Sales of Investments were $9.0 million for the six months ended June 30, 2012, compared to $32.0 million in 2011. Net Realized Gains on Sales of Investments were $4.1 million for the three months ended June 30, 2012 compared to $17.8 million in 2011. Net Impairment Losses Recognized in Earnings were $0.9 million and $0.4 million for the six and three months ended June 30, 2012, respectively, compared to $1.7 million and $1.3 million for the same periods in 2011, respectively, resulting from other than temporary declines in fair values of investments. The Company cannot predict if or when similar investment gains or losses may occur in the future.
Catastrophes
Catastrophe losses and LAE (excluding loss and LAE reserve development from prior accident years) were $67.2 million and $55.8 million for the six and three months ended June 30, 2012, respectively, compared to $114.0 million and $104.3 million for the same periods in 2011. Catastrophe losses and LAE (excluding loss and LAE reserve development) by business segment for the six and three months ended June 30, 2012 and 2011 are presented below:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Kemper Preferred	$53.3	$96.9	$44.8	$87.9
Kemper Specialty	3.8	3.0	3.7	2.9
Kemper Direct	4.4	4.0	2.3	3.9
Life and Health Insurance	5.7	10.1	5.0	9.6
Total Catastrophe Losses and LAE	$67.2	$114.0	$55.8	$104.3
The number of catastrophic events and catastrophe losses and LAE (excluding loss and LAE reserve Development) by range of loss for the six months ended June 30, 2012 and 2011 are presented below:

	Six Months Ended
	Jun 30, 2012		Jun 30, 2011
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	12	$12.6	13	$17.5
$5 - $10	6	41.2	2	16.6
$10 - $15	1	13.4	1	10.8
$15 - $20	0	—	2	37.1
Greater Than $25	0	—	1	32.0
Total	19	$67.2	19	$114.0
As shown in the preceding table, catastrophe losses and LAE decreased for the six months ended June 30, 2012 due to lower severity. The six events in the $5 million to $10 million range and the one event in the $10 million to $15 million range for the six months ended June 30, 2012 were related to hail and /or wind events in either Texas, Colorado or the midwest and mid-Atlantic states. In the second quarter of 2011, the United States experienced a high volume of spring storms, including a record level of tornadoes in April resulting in three events for the Company in excess of $15 million, one of which was $32.0 million.

Loss and LAE Reserve Development
Increases (decreases) in the Company’s property and casualty loss and LAE reserves for the six and three months ended June 30, 2012 and 2011 to recognize adverse (favorable) loss and LAE reserve development from prior accident years in continuing operations, hereinafter also referred to as “reserve development” in the discussion of segment results, is presented below:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Kemper Preferred:
Non-catastrophe	$(2.3)	$(3.7)	$(1.7)	$(2.6)
Catastrophe	(4.4)	(2.3)	(4.1)	(2.0)
Total	(6.7)	(6.0)	(5.8)	(4.6)
Kemper Specialty:
Non-catastrophe	0.4	(3.8)	1.4	(1.9)
Catastrophe	0.1	0.1	—	—
Total	0.5	(3.7)	1.4	(1.9)
Kemper Direct:
Non-catastrophe	(6.0)	(1.0)	(2.1)	(0.9)
Catastrophe	(0.1)	0.4	(0.1)	0.1
Total	(6.1)	(0.6)	(2.2)	(0.8)
Life and Health Insurance:
Non-catastrophe	(0.3)	(0.9)	—	(0.2)
Catastrophe	0.3	(0.7)	—	(0.5)
Total	—	(1.6)	—	(0.7)
Decrease in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	(8.2)	(9.4)	(2.4)	(5.6)
Catastrophe	(4.1)	(2.5)	(4.2)	(2.4)
Decrease in Total Loss and LAE Reserves Related to Prior Years	$(12.3)	$(11.9)	$(6.6)	$(8.0)
See MD&A, “Critical Accounting Estimates,” of the 2011 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
Non-GAAP Financial Measures
Underlying Combined Ratio
The following discussions for the Kemper Preferred, Kemper Specialty and Kemper Direct segments use the non-GAAP financial measures of (i) Underlying Losses and LAE and (ii) Underlying Combined Ratio. Underlying Losses and LAE (also referred to in the discussion as “Current Year Non-catastrophe Losses and LAE”) exclude the impact of catastrophe losses, and loss and LAE reserve development from the Company’s Incurred Losses and LAE, which is the most directly comparable GAAP financial measure. The Underlying Combined Ratio is computed by adding the Current Year Non-catastrophe Losses and LAE Ratio with the Incurred Expense Ratio. The most directly comparable GAAP financial measure is the combined ratio, which uses total incurred losses and LAE, including the impact of catastrophe losses, and loss and LAE reserve development. The Company believes Underlying Losses and LAE and the Underlying Combined Ratio are useful to investors and are used by management to reveal the trends in the Company’s Property and Casualty insurance businesses that may be obscured by catastrophe losses and prior year reserve development. These catastrophe losses may cause the Company’s loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude and can have a significant impact on incurred losses and LAE and the combined ratio. Prior year reserve developments are caused by unexpected loss development on historical reserves. Because reserve development relates to the re-estimation of losses from earlier periods, it has no bearing

Non-GAAP Financial Measures (continued)
on the performance of the Company’s insurance products in the current period. The Company believes it is useful for investors to evaluate these components separately and in the aggregate when reviewing the Company’s underwriting performance.
Consolidated Net Operating Income (Loss)
Consolidated Net Operating Income (Loss) is an after-tax, non-GAAP financial measure and is computed by excluding from Income (Loss) from Continuing Operations the after-tax impact of 1) Net Realized Gains on Sales of Investments, 2) Net Impairment Losses Recognized in Earnings related to investments and 3) other significant non-recurring or infrequent items that may not be indicative of ongoing operations. Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is income (loss) from continuing operations.
The Company believes that Consolidated Net Operating Income (Loss) provides investors with a valuable measure of its ongoing performance because it reveals underlying operational performance trends that otherwise might be less apparent if the items were not excluded. Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings related to investments included in the Company’s results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the Company’s investments, the timing of which is unrelated to the insurance underwriting process. Significant non-recurring items are excluded because, by their nature, they are not indicative of the Company’s business or economic trends.
These non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall underwriting profitability of the Company’s businesses.
A reconciliation of Consolidated Net Operating Income (Loss) to Income (Loss) from Continuing Operations for the six and three months ended June 30, 2012 and 2011 is presented below:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Consolidated Net Operating Income (Loss)	$32.6	$15.9	$(0.8)	$(20.2)
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	5.9	20.7	2.7	11.5
Net Impairment Losses Recognized in Earnings	(0.6)	(1.0)	(0.3)	(0.7)
Income (Loss) from Continuing Operations	$37.9	$35.6	$1.6	$(9.4)
There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Income (Loss) for the six and three months ended June 30, 2012 and 2011.

Kemper Preferred
Selected financial information for the Kemper Preferred segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Net Premiums Written	$440.0	$424.3	$233.0	$224.7
Earned Premiums:
Automobile	$254.6	$254.5	$128.0	$127.6
Homeowners	151.0	145.3	76.3	73.4
Other Personal	27.4	26.5	13.7	13.4
Total Earned Premiums	433.0	426.3	218.0	214.4
Net Investment Income	22.8	29.6	11.9	15.4
Other Income	0.2	0.1	0.1	—
Total Revenues	456.0	456.0	230.0	229.8
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	294.8	286.9	149.8	141.4
Catastrophe Losses and LAE	53.3	96.9	44.8	87.9
Prior Years:
Non-catastrophe Losses and LAE	(2.3)	(3.7)	(1.7)	(2.6)
Catastrophe Losses and LAE	(4.4)	(2.3)	(4.1)	(2.0)
Total Incurred Losses and LAE	341.4	377.8	188.8	224.7
Insurance Expenses	120.6	118.6	60.3	59.6
Operating Loss	(6.0)	(40.4)	(19.1)	(54.5)
Income Tax Benefit	6.1	18.4	8.8	21.2
Segment Net Operating Income (Loss)	$0.1	$(22.0)	$(10.3)	$(33.3)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	68.0%	67.3%	68.7%	65.9%
Current Year Catastrophe Losses and LAE Ratio	12.3	22.7	20.6	41.0
Prior Years Non-catastrophe Losses and LAE Ratio	(0.5)	(0.9)	(0.8)	(1.2)
Prior Years Catastrophe Losses and LAE Ratio	(1.0)	(0.5)	(1.9)	(0.9)
Total Incurred Loss and LAE Ratio	78.8	88.6	86.6	104.8
Incurred Expense Ratio	27.9	27.8	27.7	27.8
Combined Ratio	106.7%	116.4%	114.3%	132.6%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	68.0%	67.3%	68.7%	65.9%
Incurred Expense Ratio	27.9	27.8	27.7	27.8
Underlying Combined Ratio	95.9%	95.1%	96.4%	93.7%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	95.9%	95.1%	96.4%	93.7%
Current Year Catastrophe Losses and LAE Ratio	12.3	22.7	20.6	41.0
Prior Years Non-catastrophe Losses and LAE Ratio	(0.5)	(0.9)	(0.8)	(1.2)
Prior Years Catastrophe Losses and LAE Ratio	(1.0)	(0.5)	(1.9)	(0.9)
Combined Ratio as Reported	106.7%	116.4%	114.3%	132.6%

Kemper Preferred (continued)
Catastrophe Frequency and Severity

	Six Months Ended
	Jun 30, 2012		Jun 30, 2011
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	15	$27.8	13	$15.8
$5 - $10	3	25.5	2	14.6
$10 - $15	—	—	3	35.2
Greater Than $25	—	—	1	31.3
Total	18	$53.3	19	$96.9
Insurance Reserves

(Dollars in Millions)	Jun 30, 2012	Dec 31, 2011
Insurance Reserves:
Automobile	$272.3	$274.7
Homeowners	124.0	106.2
Other Personal	38.4	35.3
Insurance Reserves	$434.7	$416.2
Insurance Reserves:
Loss Reserves:
Case	$265.6	$259.0
Incurred but Not Reported	107.0	92.9
Total Loss Reserves	372.6	351.9
LAE Reserves	62.1	64.3
Insurance Reserves	$434.7	$416.2
Earned Premiums in the Kemper Preferred segment increased by $6.7 million and $3.6 million for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011, due primarily to higher volume, partially offset by lower average premium. Earned premiums on automobile insurance increased by $0.1 million and $0.4 million for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011, due primarily to higher volume, partially offset by lower average premium. Earned premiums on homeowners insurance increased by $5.7 million and $2.9 million for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011, due primarily to higher volume and, to a lesser extent, higher average premium. Earned premiums on other personal insurance increased by $0.9 million and $0.3 million for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011, due primarily to higher volume and, to a lesser extent, higher average premium.
Net Investment Income in the Kemper Preferred segment decreased by $6.8 million and $3.5 million for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011, due primarily to lower net investment income from Equity Method Limited Liability Investments and lower dividend income from common stocks and other equity interests, partially offset by higher Interest and Dividends on Fixed Maturities. Net investment income from Equity Method Limited Liability Investments was $2.2 million for the six months ended June 30, 2012, compared to $9.3 million for the same period in 2011. Net investment income from Equity Method Limited Liability Investments was $0.8 million for the three months ended June 30, 2012, compared to $5.4 million for the same period in 2011.
Operating results in the Kemper Preferred segment increased by $34.4 million and $35.4 million before taxes for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011, due primarily to lower incurred catastrophe losses and LAE, partially offset by lower Net Investment Income and higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve

Kemper Preferred (continued)
development. Underlying losses and LAE as a percentage of earned premiums were 68.0% and 68.7% for the six and three months ended June 30, 2012, respectively, compared to 67.3% and 65.9% for the same periods in 2011. Kemper Preferred continues to take actions intended to improve profitability including additional rate increases, enhanced pricing segmentation and other underwriting actions.
Automobile insurance incurred losses and LAE were $191.5 million, or 75.2% of automobile insurance earned premiums, for the six months ended June 30, 2012, compared to $189.5 million or 74.5% of automobile insurance earned premiums, for the same period in 2011. Automobile insurance incurred losses and LAE increased by $2.0 million due primarily to higher underlying losses and LAE as a percentage of automobile insurance earned premiums and the impact of higher unfavorable loss and LAE reserve development, partially offset by lower incurred catastrophe losses and LAE. Underlying losses and LAE as a percentage of automobile insurance earned premiums were 72.5% for the six months ended June 30, 2012, compared to 70.5% for the same period in 2011. Underlying losses and LAE as a percentage of automobile insurance earned premiums increased due primarily to higher severity, partially offset by lower frequency of claims. Unfavorable Loss and LAE reserve development was $1.5 million for the six months ended June 30, 2012, compared to $0.5 million for the same period in 2011. Catastrophe losses and LAE were $5.5 million for the six months ended June 30, 2012, compared to $9.6 million in 2011.
Automobile insurance incurred losses and LAE were $99.4 million, or 77.7% of automobile insurance earned premiums, for the three months ended June 30, 2012, compared to $100.5 million, or 78.8% of automobile insurance earned premiums, for the same period in 2011. Automobile insurance incurred losses and LAE decreased by $1.1 million due primarily to lower incurred catastrophe losses and LAE, partially offset by higher underlying losses and LAE as a percentage of automobile insurance earned premiums. Catastrophe losses and LAE were $4.9 million for the three months ended June 30, 2012, compared to $9.4 million in 2011. Underlying losses and LAE as a percentage of automobile insurance earned premiums were 74.0% for the three months ended June 30, 2012, compared to 71.8% for the same period in 2011. Underlying losses and LAE as a percentage of automobile insurance earned premiums increased due primarily to higher severity, partially offset by lower frequency of claims.
Homeowners insurance incurred losses and LAE were $134.6 million, or 89.1% of homeowners insurance earned premiums, for the six months ended June 30, 2012, compared to $172.5 million, or 118.7% of homeowners insurance earned premiums, for the same period in 2011. Homeowners insurance incurred losses and LAE as a percentage of homeowners insurance earned premiums decreased by 29.6% for the six months ended June 30, 2012, compared to 2011, due primarily to lower catastrophe losses and LAE (excluding development), lower underlying losses and LAE as a percentage of homeowners insurance earned premiums and the impact of higher favorable catastrophe loss and LAE reserve development, partially offset by the impact of lower favorable loss and LAE reserve development (excluding catastrophe development). Catastrophe losses and LAE (excluding development) on homeowners insurance were $44.9 million for the six months ended June 30, 2012, compared to $83.8 million in 2011. Underlying losses and LAE as a percentage of homeowners insurance earned premiums were 63.4% for the six months ended June 30, 2012, compared to 65.3% for the same period in 2011. Underlying losses and LAE as a percentage of homeowners insurance earned premiums decreased due primarily to lower frequency of weather related claims, partially offset by high average severity of non-weather claims (primarily fire losses). Favorable catastrophe loss and LAE reserve development was $4.0 million for the six months ended June 30, 2012, compared to $2.5 million for the same period in 2011. Favorable loss and LAE reserve development (excluding catastrophe development) was $2.0 million for the six months ended June 30, 2012, compared to $3.7 million for the same period in 2011.
Homeowners insurance incurred losses and LAE were $81.2 million, or 106.4% of homeowners insurance earned premiums, for the three months ended June 30, 2012, compared to $116.1 million, or 158.2% of homeowners insurance earned premiums, for the same period in 2011. Homeowners insurance incurred losses and LAE decreased by $34.9 million for the three months ended June 30, 2012, compared to 2011, due primarily to lower catastrophe losses and LAE (excluding development), the impact of higher favorable catastrophe loss and LAE reserve development, partially offset by the impact of lower favorable loss and LAE reserve development (excluding catastrophe development) and higher underlying losses and LAE as a percentage of homeowners insurance earned premiums. Catastrophe losses and LAE (excluding development) on homeowners insurance were $37.4 million for the three months ended June 30, 2012, compared to $75.6 million in 2011. The Catastrophe losses and LAE incurred in the second quarter of 2012 were due in part to several hail storms throughout the United States, with the largest Catastrophe losses and LAE incurred in Texas and Colorado. In the second quarter of 2011, the United States experienced a high volume of spring storms, including a record level of tornadoes in April. Favorable catastrophe loss and LAE reserve development was $3.8 million for the three months ended June 30, 2012, compared to $1.9 million for the same period in 2011. Favorable loss and LAE reserve development (excluding catastrophe development) was $0.9 million for the three months ended June 30, 2012, compared to $1.6 million for the same period in 2011. Underlying losses and LAE as a

Kemper Preferred (continued)
percentage of homeowners insurance earned premiums were 63.6% for the three months ended June 30, 2012, compared to 59.9% for the same period in 2011. Underlying losses and LAE as a percentage of homeowners insurance earned premiums increased due primarily to higher severity (primarily fire losses), partially offset by lower frequency of weather related claims.
Other personal insurance incurred losses and LAE were $15.3 million for the six months ended June 30, 2012, compared to $15.8 million for the same period in 2011. Other personal insurance incurred losses and LAE decreased by $0.5 million due primarily to the impact of higher favorable loss and LAE reserve development and lower catastrophe losses and LAE, partially offset by higher underlying losses and LAE. Favorable Loss and LAE reserve development was $2.2 million for the six months ended June 30, 2012, compared to $0.3 million for the same period in 2011. Catastrophe losses and LAE (excluding development) on other personal insurance were $2.9 million for the six months ended June 30, 2012, compared to $3.5 million in 2011. Underlying losses and LAE were $14.6 million for the six months ended June 30, 2012, compared to $12.6 million for the same period in 2011.
Other personal insurance incurred losses and LAE were $8.2 million for the three months ended June 30, 2012, compared to $8.1 million for the same period in 2011. Other personal insurance incurred losses and LAE increased by $0.1 million due primarily to higher underlying losses and LAE, partially offset by lower catastrophe losses and LAE (excluding development). Underlying losses and LAE were $6.6 million for the three months ended June 30, 2012, compared to $5.8 million for the same period in 2011. Catastrophe losses and LAE (excluding development) on other personal insurance were $2.5 million for the three months ended June 30, 2012, compared to $2.9 million in 2011.
Insurance Expenses increased by $2.0 million for the six months ended June 30, 2012, compared to the same period in 2011, due primarily to higher acquisition expenses related to increased new business production and a refund received in 2011 from a wind pool which did not recur in 2012, partially offset by lower shared services expenses. Insurance Expenses increased by $0.7 million for the three months ended June 30, 2012, compared to the same period in 2011, due primarily to higher acquisition expenses related to increased new business production, partially offset by lower shared services expenses.
The Kemper Preferred segment reported Segment Net Operating Income of $0.1 million for the six months ended June 30, 2012, compared to Segment Net Operating Loss of $22.0 million for the same period in 2011. The Kemper Preferred segment reported Segment Net Operating Loss of $10.3 million for the three months ended June 30, 2012, compared to Segment Net Operating Loss of $33.3 million for the same period in 2011. The Kemper Preferred segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $11.4 million for the six months ended June 30, 2012, compared to $12.5 million for the same period in 2011. Tax-exempt investment income and dividends received deductions were $5.8 million for the three months ended June 30, 2012, compared to $6.2 million for the same period in 2011.

Kemper Specialty
Selected financial information for the Kemper Specialty segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Net Premiums Written	$216.3	$228.9	$98.6	$105.8
Earned Premiums:
Personal Automobile	$192.7	$206.0	$96.1	$103.4
Commercial Automobile	20.7	19.7	10.5	9.9
Total Earned Premiums	213.4	225.7	106.6	113.3
Net Investment Income	9.9	13.8	4.7	7.2
Other Income	0.1	0.2	0.1	0.1
Total Revenues	223.4	239.7	111.4	120.6
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	175.2	184.1	89.0	91.3
Catastrophe Losses and LAE	3.8	3.0	3.7	2.9
Prior Years:
Non-catastrophe Losses and LAE	0.4	(3.8)	1.4	(1.9)
Catastrophe Losses and LAE	0.1	0.1	—	—
Total Incurred Losses and LAE	179.5	183.4	94.1	92.3
Insurance Expenses	44.6	44.5	22.9	21.9
Operating Profit (Loss)	(0.7)	11.8	(5.6)	6.4
Income Tax Benefit (Expense)	2.0	(2.1)	2.8	(1.1)
Segment Net Operating Income (Loss)	$1.3	$9.7	$(2.8)	$5.3

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	82.1%	81.7%	83.5%	80.6%
Current Year Catastrophe Losses and LAE Ratio	1.8	1.3	3.5	2.6
Prior Years Non-catastrophe Losses and LAE Ratio	0.2	(1.7)	1.3	(1.7)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	84.1	81.3	88.3	81.5
Incurred Expense Ratio	20.9	19.7	21.5	19.3
Combined Ratio	105.0%	101.0%	109.8%	100.8%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	82.1%	81.7%	83.5%	80.6%
Incurred Expense Ratio	20.9	19.7	21.5	19.3
Underlying Combined Ratio	103.0%	101.4%	105.0%	99.9%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	103.0%	101.4%	105.0%	99.9%
Current Year Catastrophe Losses and LAE Ratio	1.8	1.3	3.5	2.6
Prior Years Non-catastrophe Losses and LAE Ratio	0.2	(1.7)	1.3	(1.7)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Combined Ratio as Reported	105.0%	101.0%	109.8%	100.8%

Kemper Specialty (continued)
Insurance Reserves

(Dollars in Millions)	Jun 30, 2012	Dec 31, 2011
Insurance Reserves:
Personal Automobile	$171.6	$166.6
Commercial Automobile	43.2	51.5
Other	7.5	7.8
Insurance Reserves	$222.3	$225.9
Insurance Reserves:
Loss Reserves:
Case	$134.7	$135.1
Incurred but Not Reported	47.3	47.7
Total Loss Reserves	182.0	182.8
LAE Reserves	40.3	43.1
Insurance Reserves	$222.3	$225.9
Earned Premiums in the Kemper Specialty segment decreased by $12.3 million and $6.7 million for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011, due to lower earned premiums on personal automobile insurance, partially offset by higher earned premiums on commercial automobile insurance. Personal automobile insurance earned premiums decreased by $13.3 million and $7.3 million for the six and three months ended June 30, 2012, respectively, due to lower volume, partially offset by higher average premium. Personal automobile insurance policies in force were approximately 290,000 at June 30, 2012, compared to 302,000 at the beginning of 2012 and approximately 329,000 at the beginning of 2011. Kemper Specialty expects that personal automobile insurance policies in force will be marginally down throughout the remainder of 2012. Commercial automobile insurance earned premiums increased by $1.0 million and $0.6 million for the six and three months ended June 30, 2012, respectively, due primarily to higher volume.
Net Investment Income in the Kemper Specialty segment decreased by $3.9 million and $2.5 million for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011, due primarily to lower net investment income from Equity Method Limited Liability Investments and lower dividend income from common stocks and other equity interests. The Kemper Specialty segment reported net investment income of $0.9 million from Equity Method Limited Liability Investments for the six months ended June 30, 2012, compared to $4.3 million for the same period in 2011. The Kemper Specialty segment reported net investment income of $0.3 million from Equity Method Limited Liability Investments for the three months ended June 30, 2012, compared to $2.5 million for the same period in 2011.
The Kemper Specialty segment reported Operating Loss of $0.7 million and $5.6 million for the six and three months ended June 30, 2012, respectively, compared to Operating Profit of $11.8 million and $6.4 million for the same periods in 2011. Operating results in the Kemper Specialty segment decreased for both the six and three months ended June 30, 2012, compared to the same periods in 2011, due primarily to lower net investment income, unfavorable impact of loss and LAE reserve development, increased catastrophe losses and LAE, higher insurance expenses and higher underlying losses and LAE as a percentage of earned premiums.
Personal automobile insurance incurred losses and LAE were $174.3 million, or 90.5% of personal automobile insurance earned premiums for the six months ended June 30, 2012, compared to $169.5 million, or 82.4% of personal automobile insurance earned premiums for the same period in 2011. Personal automobile insurance incurred losses and LAE as a percentage of personal automobile insurance earned premiums increased due primarily to the unfavorable impact of loss and LAE reserve development, higher catastrophe losses and LAE and higher underlying losses and LAE as a percentage of personal automobile earned premiums. Adverse loss and LAE reserve development on personal automobile insurance was $11.3 million for the six months ended June 30, 2012 and was related primarily to the 2011 and 2010 accident years. Favorable loss and LAE reserve development on personal automobile insurance was $2.0 million for the six months ended June 30, 2011. Personal automobile catastrophe losses and LAE were $3.7 million for the six months ended June 30, 2012, compared to $3.0 million for the same period in 2011. Underlying losses and LAE as a percentage of personal automobile insurance earned premiums were 82.7% for the six months ended June 30, 2012, compared to 81.9% for the same period in 2011, and increased due primarily to higher LAE.

Kemper Specialty (continued)
Personal automobile insurance incurred losses and LAE were $91.4 million, or 95.1% of personal automobile insurance earned premiums for the three months ended June 30, 2012, compared to $85.1 million, or 82.3% of personal automobile insurance earned premiums for the same period in 2011. Personal automobile insurance incurred losses and LAE as a percentage of personal automobile insurance earned premiums increased due primarily to the impact of adverse loss and LAE reserve development, higher catastrophe losses and LAE and higher underlying losses and LAE as a percentage of personal automobile insurance earned premiums. Loss and LAE reserve development on personal automobile insurance had an adverse effect of $6.1 million for the three months ended June 30, 2012 due primarily to the 2011 and 2010 accident years. Loss and LAE reserve development on personal automobile insurance had a favorable effect of $1.3 million for the three months ended June 30, 2011. Personal automobile catastrophe losses and LAE were $3.6 million for the three months ended June 30, 2012, compared to $2.9 million for the same period in 2011. Underlying losses and LAE as a percentage of personal automobile insurance earned premiums were 85.0% for the three months ended June 30, 2012, compared to 80.8% for the same period in 2011, and increased due primarily to higher frequency in physical damage coverages and higher LAE.
Commercial automobile insurance incurred losses and LAE were $5.2 million for the six months ended June 30, 2012, compared to $13.3 million for the same period in 2011. Commercial automobile insurance incurred losses and LAE decreased by $8.1 million for the six months ended June 30, 2012, compared to the same period in 2011, due primarily to higher favorable loss and LAE reserve development, partially offset by losses and LAE associated with the growth of the in force business. Favorable loss and LAE reserve development on commercial automobile insurance was $10.8 million for the six months ended June 30, 2012, of which $5.6 million related to 2011 and 2010 accident years with the balance of $5.2 million dispersed over several earlier accident years. Favorable loss and LAE reserve development on commercial automobile insurance was $2.2 million for the six months ended June 30, 2011. Underlying losses and LAE as a percentage of commercial automobile insurance earned premiums were 77.0% for the six months ended June 30, 2012, compared to 78.1% for the same period in 2011.
Commercial automobile insurance incurred losses and LAE were $2.7 million for the three months ended June 30, 2012, compared to $6.7 million for the same period in 2011. Commercial automobile insurance incurred losses and LAE decreased by $4.0 million for the three months ended June 30, 2012, compared to the same period in 2011, due primarily to higher favorable loss and LAE reserve development and lower underlying losses and LAE as a percentage of commercial automobile earned premiums. Favorable loss and LAE reserve development on commercial automobile insurance was $4.7 million for the three months ended June 30, 2012, of which $2.5 million related to 2011 and 2010 accident years with the balance of $2.2 million dispersed over several earlier accident years. Favorable loss and LAE reserve development on commercial automobile insurance was $1.2 million for the three months ended June 30, 2011. Underlying losses and LAE as a percentage of commercial automobile insurance earned premiums were 70.5% for the three months ended June 30, 2012, compared to 78.4% for the same period in 2011.
Other insurance consists of certain reinsurance pools in run-off and other personal insurance in run-off. Loss and LAE reserve development on certain reinsurance pools in run-off, had adverse development of $0.5 million for both the six and three months ended June 30, 2011.There was no loss and LAE reserve development on reinsurance pools in run-off for the six and three months ended June 30, 2012.
Insurance expenses as a percentage of earned premiums increased by 1.2 percentage points and 2.2 percentage points for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011, due primarily to higher expenses associated with information technology initiatives.
Kemper Specialty reported Segment Net Operating Income of $1.3 million and Segment Net Operating Loss of $2.8 million for the six and three months ended June 30, 2012, respectively. Kemper Specialty reported Segment Net Operating Income of $9.7 million and Segment Net Operating Income of $5.3 million for the six and three months ended June 30, 2011, respectively. The Kemper Specialty segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $4.9 million and $2.2 million for the six and three months ended June 30, 2012, respectively, compared to $5.8 million and $2.9 million for the same periods in 2011.

Kemper Direct
Selected financial information for the Kemper Direct segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Net Premiums Written	$79.6	$111.5	$35.7	$50.6
Earned Premiums:
Automobile	$86.0	$112.8	$41.5	$55.2
Homeowners	4.8	4.5	2.4	2.3
Other Personal	0.1	0.1	—	—
Total Earned Premiums	90.9	117.4	43.9	57.5
Net Investment Income	7.3	10.8	3.7	5.5
Total Revenues	98.2	128.2	47.6	63.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	77.7	100.8	37.9	48.5
Catastrophe Losses and LAE	4.4	4.0	2.3	3.9
Prior Years:
Non-catastrophe Losses and LAE	(6.0)	(1.0)	(2.1)	(0.9)
Catastrophe Losses and LAE	(0.1)	0.4	(0.1)	0.1
Total Incurred Losses and LAE	76.0	104.2	38.0	51.6
Insurance Expenses	30.7	39.8	15.1	19.7
Operating Loss	(8.5)	(15.8)	(5.5)	(8.3)
Income Tax Benefit	4.3	7.1	2.6	3.5
Segment Net Operating Loss	$(4.2)	$(8.7)	$(2.9)	$(4.8)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	85.5%	86.0%	86.4%	84.3%
Current Year Catastrophe Losses and LAE Ratio	4.8	3.4	5.2	6.8
Prior Years Non-catastrophe Losses and LAE Ratio	(6.6)	(0.9)	(4.8)	(1.6)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	0.3	(0.2)	0.2
Total Incurred Loss and LAE Ratio	83.6	88.8	86.6	89.7
Incurred Expense Ratio	33.8	33.9	34.4	34.3
Combined Ratio	117.4%	122.7%	121.0%	124.0%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	85.5%	86.0%	86.4%	84.3%
Incurred Expense Ratio	33.8	33.9	34.4	34.3
Underlying Combined Ratio	119.3%	119.9%	120.8%	118.6%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	119.3%	119.9%	120.8%	118.6%
Current Year Catastrophe Losses and LAE Ratio	4.8	3.4	5.2	6.8
Prior Years Non-catastrophe Losses and LAE Ratio	(6.6)	(0.9)	(4.8)	(1.6)
Prior Years Catastrophe Losses and LAE Ratio	(0.1)	0.3	(0.2)	0.2
Combined Ratio as Reported	117.4%	122.7%	121.0%	124.0%

Kemper Direct (continued)
Insurance Reserves

(Dollars in Millions)	Jun 30, 2012	Dec 31, 2011
Insurance Reserves:
Automobile	$200.8	$216.5
Homeowners	4.9	4.8
Other	2.7	2.6
Insurance Reserves	$208.4	$223.9
Insurance Reserves:
Loss Reserves:
Case	$131.5	$140.9
Incurred but Not Reported	50.5	54.0
Total Loss Reserves	182.0	194.9
LAE Reserves	26.4	29.0
Insurance Reserves	$208.4	$223.9
Earned Premiums in the Kemper Direct segment decreased by $26.5 million and $13.6 million for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011, due primarily to lower volume, partially offset by higher average premium. On July 19, 2012, Kemper announced that it is reviewing strategic options for Kemper Direct and that Kemper Direct will cease direct marketing activities. The Kemper Direct segment expects that its policies in-force will decline 30% to 40% over the next twelve months as a result of this action and other actions. Kemper Direct is continuing fulfillment via the web, affinity groups and worksite arrangements while the Company evaluates the best options internally and externally for these channels.
Net Investment Income in the Kemper Direct segment decreased by $3.5 million for the six months ended June 30, 2012, compared to the same period in 2011, due primarily to lower net investment income from Equity Method Limited Liability Investments and lower dividend income from common stocks and other equity interests. Net investment income from Equity Method Limited Liability Investments was $0.7 million for the six months ended June 30, 2012, compared to $3.4 million in the same period in 2011.
Net Investment Income in the Kemper Direct segment decreased by $1.8 million for the three months ended June 30, 2012, compared to the same period in 2011, due primarily to lower net investment income from Equity Method Limited Liability Investments. Net investment income from Equity Method Limited Liability Investments was $0.2 million for the three months ended June 30, 2012, compared to $2.0 million in the same period in 2011.
The Kemper Direct segment reported an Operating Loss of $8.5 million for the six months ended June 30, 2012, compared to $15.8 million for the same period in 2011. Operating results improved in the Kemper Direct segment for the six months ended June 30, 2012, compared to 2011, due primarily to higher levels of favorable reserve development, lower levels of unprofitable business, partially offset by lower Net Investment Income and higher incurred catastrophe losses and LAE (excluding development).
The Kemper Direct segment reported an Operating Loss of $5.5 million for the three months ended June 30, 2012, compared to $8.3 million for the same period in 2011. Operating results improved in the Kemper Direct segment for the three months ended June 30, 2012, compared to 2011, due primarily to lower levels of unprofitable business, higher levels of favorable reserve development and lower incurred catastrophe losses and LAE (excluding development), partially offset by lower Net Investment Income and higher underlying losses and LAE as a percentage of earned premiums.

Kemper Direct (continued)
Incurred Losses and LAE as a percentage of earned premiums were 83.6% for the six months ended June 30, 2012, compared to 88.8% for the same period in 2011. Incurred Losses and LAE as a percentage of earned premiums decreased for the six months ended June 30, 2012, due to higher levels of favorable reserve development and lower underlying losses and LAE as a percentage of earned premiums, partially offset by higher incurred catastrophe losses and LAE (excluding development). Favorable reserve development was $6.1 million for the six months ended June 30, 2012, compared to $0.6 million for the same period in 2011. Underlying losses and LAE as a percentage of earned premiums were 85.5% for the six months ended June 30, 2012, compared to 86.0% for the same period in 2011. Underlying losses and LAE as a percentage of earned premiums decreased due primarily to lower homeowners insurance losses as a percentage of homeowners insurance earned premiums, partially offset by higher automobile insurance losses as a percentage of automobile insurance earned premiums. Catastrophe losses and LAE (excluding development) were $4.4 million for the six months ended June 30, 2012, compared to $4.0 million for the same period in 2011.
Incurred Losses and LAE as a percentage of earned premiums were 86.6% for the three months ended June 30, 2012, compared to 89.7% for the same period in 2011. Incurred Losses and LAE as a percentage of earned premiums decreased for the three months ended June 30, 2012 due primarily to higher levels of favorable reserve development, lower incurred catastrophe losses and LAE (excluding development), partially offset by higher underlying losses and LAE as a percentage of earned premiums. Favorable reserve development was $2.2 million for the three months ended June 30, 2012, compared to $0.8 million for the same period in 2011. Catastrophe losses and LAE (excluding development) was $2.3 million for the three months ended June 30, 2012, compared to $3.9 million for the same period in 2011. Underlying losses and LAE as a percentage of earned premiums was 86.4% for the three months ended June 30, 2012, compared to 84.3% for the same period in 2011. Underlying losses and LAE as a percentage of earned premiums increased due primarily to higher severity on automobile liability coverages.
Insurance Expenses in the Kemper Direct segment were 33.8% of earned premiums for the six months ended June 30, 2012, compared to 33.9% of earned premiums for the same period in 2011. Insurance Expenses as a percentage of earned premiums decreased for the six months ended June 30, 2012, compared to the same period in 2011, due primarily to reduced acquisition related expenses, partially offset by other underwriting costs not declining at the same pace as earned premiums. Insurance Expenses in the Kemper Direct segment were 34.4% of earned premiums for the three months ended June 30, 2012, compared to 34.3% of earned premiums for the same period in 2011. Insurance Expenses as a percentage of earned premiums increased for the three months ended June 30, 2012, compared to the same period in 2011, due primarily to other underwriting costs not declining at the same pace as earned premiums, partially offset by lower acquisition related expenses.
The Kemper Direct segment reported a Segment Net Operating Loss of $4.2 million for the six months ended June 30, 2012, compared to $8.7 million for the same period in 2011. The Kemper Direct segment reported a Segment Net Operating Loss of $2.9 million for the three months ended June 30, 2012, compared to $4.8 million for the same period in 2011. The Kemper Direct segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $3.7 million for the six months ended June 30, 2012, compared to $4.6 million for the same period in 2011. Tax-exempt investment income and dividends received deductions were $1.9 million for the three months ended June 30, 2012, compared to $2.3 million for the same period in 2011.

Life and Health Insurance
Selected financial information for the Life and Health Insurance segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Earned Premiums:
Life	$197.6	$199.1	$99.1	$99.7
Accident and Health	82.9	82.7	41.4	41.5
Property	41.2	42.9	20.8	21.7
Total Earned Premiums	321.7	324.7	161.3	162.9
Net Investment Income	105.4	104.8	49.7	52.1
Other Income	0.1	0.1	—	0.1
Total Revenues	427.2	429.6	211.0	215.1
Policyholders’ Benefits and Incurred Losses and LAE	203.5	204.1	102.9	108.6
Insurance Expenses	150.4	150.8	77.8	78.3
Operating Profit	73.3	74.7	30.3	28.2
Income Tax Expense	(26.0)	(26.7)	(10.8)	(10.2)
Segment Net Operating Income	$47.3	$48.0	$19.5	$18.0
Insurance Reserves

(Dollars in Millions)	Jun 30, 2012	Dec 31, 2011
Insurance Reserves:
Future Policyholder Benefits	$3,078.1	$3,046.8
Incurred Losses and LAE Reserves:
Life	30.7	33.8
Accident and Health	21.8	22.1
Property	10.1	8.3
Total Incurred Losses and LAE Reserves	62.6	64.2
Insurance Reserves	$3,140.7	$3,111.0
Earned Premiums in the Life and Health Insurance segment decreased by $3.0 million and $1.6 million for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011, due primarily to lower life insurance and property insurance earned premiums. Earned premiums on life insurance decreased by $1.5 million and $0.6 million for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011, due primarily to lower volume of insurance. Earned premiums on property insurance decreased by $1.7 million and $0.9 million in 2012 for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011, due primarily to lower volume of insurance from the run-off and, in certain geographical areas, the non-renewal of dwelling coverage. Earned premiums on accident and health insurance was relatively flat for both the six and three months ended June 30, 2012, compared to the same periods in 2011, due primarily to higher volume of supplemental health insurance products and higher average premium, partially offset by lower volume of insurance resulting from the suspension of sales of certain health insurance products described below and, to a lesser extent, lower volume of Medicare supplement insurance.
Approximately 40%, or $33.1 million, of the Life and Health Insurance segment’s accident and health insurance earned premiums for the six months ended June 30, 2012 were derived from health insurance products that may be adversely impacted by the Patient Protection and Affordable Care Act (“PPACA”), compared to approximately 44%, or $36.3 million, for the same period in 2011. At the end of 2011, Reserve National Insurance Company (“Reserve National”) suspended sales of such affected health insurance products. During 2011, Reserve National also began transitioning its sales to other health insurance products that are not expected to be as severely impacted by PPACA. There can be no assurance that the transition will fully offset the impact from suspending sales of the affected health insurance products.

Life and Health Insurance (continued)
Net Investment Income increased by $0.6 million for the six months ended June 30, 2012, compared to the same period in 2011, due primarily to higher levels of investments in fixed maturities and equity securities and higher net investment income from Equity Method Limited Liability Investments, partially offset by lower book yields on fixed maturities. Net investment income from Equity Method Limited Liability Investments was $3.6 million for the six months ended June 30, 2012, compared to $2.2 million for the same period in 2011. Net Investment Income decreased by $2.4 million for the three months ended June 30, 2012, compared to the same period in 2011, due primarily to lower levels of capital allocated to the segment.
Operating Profit in the Life and Health Insurance segment was $73.3 million for the six months ended June 30, 2012, compared to $74.7 million for the same period in 2011. Policyholders’ Benefits and Incurred Losses and LAE decreased by $0.6 million in 2012 due primarily to lower catastrophe losses and LAE and lower underlying losses on property insurance, partially offset by higher policyholders’ benefits on life insurance and the impact of Loss and LAE reserve development on property insurance. Policyholders’ benefits on life insurance were $135.7 million for the six months ended June 30, 2012, compared to $131.1 million in 2011, an increase of $4.6 million. Policyholder benefits on life insurance increased due primarily to a reserve adjustment in the first quarter of 2011 associated with correcting expiry dates for certain extended term life insurance policies, partially offset by better mortality experience and a higher level of net lapse. Incurred accident and health insurance losses were $45.0 million, or 54.3% of accident and health insurance earned premiums, for the six months ended June 30, 2012, compared to $45.2 million, or 54.7% of accident and health insurance earned premiums, in 2011. Incurred accident and health insurance losses as a percentage of accident and health insurance earned premiums decreased due primarily to lower frequency of Medicare supplement insurance claims, partially offset by a higher average incurred claim cost for Medicare supplement insurance and a higher average incurred claim cost for hospitalization and limited benefit insurance products. Incurred Losses and LAE on property insurance were $22.8 million for the six months ended June 30, 2012, compared to $27.8 million in 2011. Underlying losses and LAE on property insurance were $17.1 million for the six months ended June 30, 2012, compared to $19.3 million in 2011. Catastrophe losses and LAE were $5.7 million for the six months ended June 30, 2012, compared to $10.1 million in 2011. Loss reserve development on property insurance for the six months ended June 30, 2012 was insignificant, compared to favorable development of $1.6 million in 2011.
Operating Profit in the Life and Health Insurance segment was $30.3 million for the three months ended June 30, 2012, compared to $28.2 million for the same period in 2011. Operating Profit increased for the three months ended June 30, 2012 due primarily to lower catastrophe losses and LAE, partially offset by lower net investment income. Policyholders’ Benefits and Incurred Losses and LAE decreased by $5.7 million for the three months ended June 30, 2012 due primarily to lower catastrophe losses and LAE and lower underlying losses on property insurance, partially offset by the impact of Loss and LAE reserve development on property insurance. Policyholders’ benefits on life insurance were $67.7 million for the three months ended June 30, 2012, compared to $67.9 million in 2011, a decrease of $0.2 million. Incurred accident and health insurance losses were $21.4 million, or 51.7% of accident and health insurance earned premiums, for the three months ended June 30, 2012, compared to $21.2 million, or 51.1% of accident and health insurance earned premiums, in 2011. Incurred accident and health insurance losses as a percentage of accident and health insurance earned premiums increased due primarily to a higher average incurred claim cost for Medicare supplement insurance and a higher average incurred claim cost for hospitalization and limited benefit insurance products, partially offset by lower frequency of Medicare supplement insurance claims. Incurred Losses and LAE on property insurance were $13.5 million for the three months ended June 30, 2012, compared to $19.5 million in 2011. Underlying losses and LAE on property insurance were $8.5 million for the three months ended June 30, 2012, compared to $10.6 million in 2011. Catastrophe losses and LAE were $5.0 million for the three months ended June 30, 2012, compared to $9.6 million in 2011. Loss reserve development on property insurance for the three months ended June 30, 2012 was insignificant, compared to favorable development of $0.7 million in 2011.
Segment Net Operating Income in the Life and Health Insurance segment was $47.3 million for the six months ended June 30, 2012, compared to $48.0 million for the same period in 2011. Segment Net Operating Income in the Life and Health Insurance segment was $19.5 million for the three months ended June 30, 2012, compared to $18.0 million for the same period in 2011.

Investment Results
Investment Income
Net Investment Income for the six and three months ended June 30, 2012 and 2011 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Investment Income:
Interest and Dividends on Fixed Maturities	$126.0	$122.0	$63.8	$62.0
Dividends on Equity Securities	11.4	13.2	6.2	6.1
Short-term Investments	0.1	0.1	0.1	—
Loans to Policyholders	9.3	8.7	4.6	4.3
Real Estate	13.0	12.7	6.6	6.3
Equity Method Limited Liability Investments	7.8	20.9	1.1	10.9
Other	0.1	0.1	0.1	0.1
Total Investment Income	167.7	177.7	82.5	89.7
Investment Expenses:
Real Estate	12.4	12.8	6.1	6.4
Other Investment Expenses	2.7	0.8	1.2	0.4
Total Investment Expenses	15.1	13.6	7.3	6.8
Net Investment Income	$152.6	$164.1	$75.2	$82.9
Net Investment Income was $152.6 million and $164.1 million for the six months ended June 30, 2012 and 2011, respectively. Net Investment Income decreased by $11.5 million in 2012 due primarily to lower net investment income from Equity Method Limited Liability Investments, higher investment expenses and lower Dividends on Equity Securities, partially offset by higher Interest and Dividends on Fixed Maturities. Net investment income from Equity Method Limited Liability Investments decreased by $13.1 million in 2012 due primarily to lower investment returns. Dividends on Equity Securities decreased by $1.8 million in 2012 due primarily to lower income from other equity interests. Net investment income from Interest and Dividends on Fixed Maturities increased by $4.0 million in 2012 due to a higher level of investments in fixed maturities and, to a lesser extent, higher book yields due in part to a change in the mix of corporate and municipal investments.
Net Investment Income was $75.2 million and $82.9 million for the three months ended June 30, 2012 and 2011, respectively. Net Investment Income decreased by $7.7 million in 2012 due primarily to lower net investment income from Equity Method Limited Liability Investments, higher investment expenses, partially offset by higher Interest and Dividends on Fixed Maturities. Net investment income from Equity Method Limited Liability Investments decreased by $9.8 million in 2012 due primarily to lower investment returns. Net investment income from Interest and Dividends on Fixed Maturities increased by $1.8 million in 2012 due to a higher level of investments in fixed maturities and, to a lesser extent, higher book yields due in part to a change in the mix of corporate and municipal investments.

Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the six and three months ended June 30, 2012 and 2011 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Fixed Maturities:
Gains on Sales	$4.5	$5.8	$4.1	$3.0
Losses on Sales	—	(0.1)	—	(0.1)
Equity Securities:
Gains on Sales	4.6	26.4	0.5	15.2
Losses on Sales	(0.2)	(0.1)	(0.2)	(0.1)
Real Estate:
Gains on Sales	—	0.1	—	—
Net Gains (Losses) on Trading Securities	0.1	(0.1)	(0.3)	(0.2)
Net Realized Gains on Sales of Investments	$9.0	$32.0	$4.1	$17.8

Gross Gains on Sales	$9.1	$32.3	$4.6	$18.2
Gross Losses on Sales	(0.2)	(0.2)	(0.2)	(0.2)
Trading Securities Net Gains (Losses)	0.1	(0.1)	(0.3)	(0.2)
Net Realized Gains on Sales of Investments	$9.0	$32.0	$4.1	$17.8
Net Impairment Losses Recognized in Earnings
The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2012 and 2011 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Fixed Maturities	$(0.4)	$—	$(0.4)	$—
Equity Securities	(0.5)	(1.7)	—	(1.3)
Net Impairment Losses Recognized in Earnings	$(0.9)	$(1.7)	$(0.4)	$(1.3)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Operations in the period that the declines are determined to be other-than-temporary. Net Impairment Losses Recognized in the Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2012 include losses of $0.4 million due to the Company’s intent to sell bonds of one issuer. Net Impairment Losses Recognized in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2012 include OTTI losses of $0.5 million from other-than-temporary declines in the fair values of investments in equity securities of two issuers. Net Impairment Losses Recognized in the Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2011 include OTTI losses of $1.7 million and $1.3 million, respectively, from other-than-temporary declines in the fair values of investments in equity securities. In May 2011, the Company purchased an exchange traded fund that subsequently declined in value. At June 30, 2011, the Company intended to sell such exchange traded fund in the near term, which the Company expected might occur before the investment fully recovered in value. Accordingly, the Company wrote down the investment to its fair value at June 30, 2011. Net Impairment Losses Recognized in Earnings on Investments in Equity Securities for the six months ended June 30, 2011 includes a loss of $1.2 million related to such write-down.

Total Comprehensive Investment Gains
Total Comprehensive Investment Gains are comprised of Net Realized Gains (Losses) on Sales of Investments and Net Impairment Losses Recognized in Earnings that are reported in the Condensed Consolidated Statements of Operations and unrealized investment gains and losses that are not reported in the Condensed Consolidated Statements of Operations, but rather are reported in the Condensed Consolidated Statement of Comprehensive Income. The components of Total Comprehensive Investment Gains, including comprehensive investment gains (losses) reported in discontinued operations, for the six and three months ended June 30, 2012 and 2011 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011
Fixed Maturities:
Recognized in Condensed Consolidated Statements of Operations:
Gains on Sales	$4.5	$6.2	$4.1	$3.1
Losses on Sales	—	(0.1)	—	(0.1)
Net Impairment Losses Recognized in Earnings	(0.4)	—	(0.4)	—
Total Recognized in Condensed Consolidated Statements of Operations	4.1	6.1	3.7	3.0
Recognized in Other Comprehensive Gains	62.0	56.9	79.2	62.2
Total Comprehensive Investment Gains on Fixed Maturities	66.1	63.0	82.9	65.2
Equity Securities:
Recognized in Condensed Consolidated Statements of Operations:
Gains on Sales	4.6	26.4	0.5	15.2
Losses on Sales	(0.2)	(0.1)	(0.2)	(0.1)
Net Impairment Losses Recognized in Earnings	(0.5)	(1.7)	—	(1.3)
Total Recognized in Condensed Consolidated Statements of Operations	3.9	24.6	0.3	13.8
Recognized in Other Comprehensive Gains (Losses)	13.2	(33.0)	(6.0)	(12.1)
Total Comprehensive Investment Gains (Losses) on Equity Securities	17.1	(8.4)	(5.7)	1.7
Real Estate:
Recognized in Condensed Consolidated Statements of Operations:
Gains on Sales	—	0.1	—	—
Total Recognized in Condensed Consolidated Statements of Operations	—	0.1	—	—
Other Investments:
Recognized in Condensed Consolidated Statements of Operations:
Trading Securities Net Gains (Losses)	0.1	(0.1)	(0.3)	(0.2)
Total Recognized in Condensed Consolidated Statements of Operations	0.1	(0.1)	(0.3)	(0.2)
Total Comprehensive Investment Gains	$83.3	$54.6	$76.9	$66.7
Recognized in Condensed Consolidated Statements of Operations	$8.1	$30.7	$3.7	$16.6
Recognized in Other Comprehensive Income	75.2	23.9	73.2	50.1
Total Comprehensive Investment Gains	$83.3	$54.6	$76.9	$66.7

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At June 30, 2012, 93% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poors (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Services (“Moody’s”); a rating of AAA, AA, A or BBB from Fitch Ratings (“Fitch”) or a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. The Company has not made significant investments in securities that are directly or indirectly related to sub-prime mortgage loans including, but not limited to, collateralized debt obligations and structured investment vehicles.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at June 30, 2012 and December 31, 2011:

		Jun 30, 2012		Dec 31, 2011
NAIC Rating	S & P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,501.5	73.5%	$3,591.8	75.2%
2	BBB	929.2	19.5	839.4	17.6
3	BB	96.8	2.0	108.6	2.3
4	B	86.1	1.8	89.1	1.9
5	CCC	148.0	3.1	127.8	2.7
6	In or Near Default	5.1	0.1	16.7	0.3
Total Investments in Fixed Maturities		$4,766.7	100.0%	$4,773.4	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $5.2 million and $5.4 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, the Company had $348.2 million of bonds issued by states and political subdivisions that had been pre-refunded with U.S. Government and Government Agencies and Authorities obligations held in trust for the full payment of principal and interest. At June 30, 2012, the Company had $1,431.6 million of investments in bonds issued by states and political subdivisions, commonly referred to as “municipal bonds,” that had not been pre-refunded, of which $166.5 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment credit-risk strategy is to focus on the underlying credit rating of the issuer and not to rely on the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the underlying rating of nearly 94% of the Company’s entire municipal bond portfolio that has not been pre-refunded is AA or higher, the majority of which are direct obligations of states.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at June 30, 2012 and December 31, 2011:

	Jun 30, 2012		Dec 31, 2011
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$455.8	7.2%	$491.7	7.9%
Pre-refunded with U.S. Government and Government Agencies and Authorities Held in Trust	348.2	5.5	275.2	4.4
States	816.5	13.0	937.8	15.1
Political Subdivisions	155.9	2.5	178.9	2.9
Revenue Bonds	459.2	7.3	460.7	7.4
Total Investments in Governmental Fixed Maturities	$2,235.6	35.5%	$2,344.3	37.7%
The Company’s short-term investments primarily consist of overnight repurchase agreements and money market funds. At June 30, 2012, the Company had $131.2 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government and $123.7 million invested in money market funds which primarily invest in U.S. Treasury securities. At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed. The Company does not have any investments in sovereign debt securities issued by foreign governments.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at June 30, 2012 and December 31, 2011:

	Jun 30, 2012		Dec 31, 2011
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,180.2	18.7%	$1,153.1	18.5%
Finance, Insurance and Real Estate	647.5	10.3	590.4	9.5
Services	245.6	3.9	233.8	3.8
Transportation, Communication and Utilities	243.7	3.9	252.2	4.1
Mining	96.5	1.5	89.6	1.4
Retail Trade	50.3	0.8	50.1	0.8
Wholesale Trade	46.0	0.7	41.5	0.7
Agriculture, Forestry and Fishing	17.7	0.3	17.8	0.3
Other	3.6	0.1	0.6	—
Total Investments in Non-governmental Fixed Maturities	$2,531.1	40.2%	$2,429.1	39.1%
Sixty-seven companies comprised over 75% of the Company’s fixed maturity exposure to the Manufacturing industry at June 30, 2012, with the largest single exposure, Caterpillar, Inc., comprising 2.5%, or $29.0 million, of the Company’s fixed maturity exposure to such industry. Thirty-four companies comprised over 75% of the Company’s exposure to the Finance, Insurance and Real Estate industry at June 30, 2012, with the largest single exposure, Massachusetts Mutual Life Insurance Company, comprising 5.3%, or $34.6 million, of the Company’s exposure to such industry.
The following table summarizes the fair value of the Company’s ten largest investment exposures excluding investments in U.S. Government and Government Agencies and Authorities at June 30, 2012:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States and Political Subdivisions:
Texas	$106.7	1.7%
Washington	89.0	1.4
Georgia	75.5	1.2
New York	66.7	1.1
Colorado	62.1	1.0
Wisconsin	50.1	0.8
Equity Securities:
iShares® iBoxx $ Investment Grade Corporate Bond Fund	98.2	1.6
Equity Method Limited Liability Investments:
Tennenbaum Opportunities Fund V, LLC	74.8	1.2
Special Value Opportunities Fund, LLC	67.7	1.1
Goldman Sachs Vintage Fund IV, L.P.	62.0	1.0
Total	$752.8	12.1%

Investments in Limited Liability Investment Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, or Other Equity Interests and included in Equity Securities depending on the accounting method used to report the investment. Additional information pertaining to these investments at June 30, 2012 and December 31, 2011 is presented below:

		Unfunded Commitment	Reported Value		Stated Fund
(Dollars in Millions)	Asset Class	Jun 30, 2012	Jun 30, 2012	Dec 31, 2011	End Date
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Tennenbaum Opportunities Fund V, LLC	Distressed Debt	$—	$74.8	$75.6	10/10/2016
Special Value Opportunities Fund, LLC	Distressed Debt	—	67.7	67.8	7/13/2014
Goldman Sachs Vintage Fund IV, LP	Secondary Transactions	19.3	62.0	64.2	12/31/2016
Special Value Continuation Fund, LLC	Distressed Debt	—	—	22.4	-
BNY Mezzanine - Alcentra Partners III, LP	Mezzanine Debt	17.8	25.5	22.7	2021-2022
NYLIM Mezzanine Partners II, LP	Mezzanine Debt	4.1	13.5	13.5	7/31/2016
BNY Mezzanine Partners, LP	Mezzanine Debt	1.3	12.2	12.9	4/17/2016
Ziegler Meditech Equity Partners, LP	Growth Equity	0.7	10.3	13.3	1/31/2016
Other Funds		8.4	17.9	13.9	Various
Total for Equity Method Limited Liability Investments		51.6	283.9	306.3
Reported as Other Equity Interests and Reported at Fair Value:
Highbridge Principal Strategies Mezzanine Partners, LP	Mezzanine Debt	2.4	22.4	20.8	1/23/2018
Goldman Sachs Vintage Fund V, LP	Secondary Transactions	7.8	12.3	13.9	12/31/2018
Highbridge Principal Strategies Credit Opportunities Fund, LP	Hedge Fund	—	10.5	—	None
GS Mezzanine Partners V, LP	Mezzanine Debt	15.3	8.6	8.2	12/31/2021
Other		65.1	56.1	50.2	Various
Total Reported as Other Equity Interests and Reported at Fair Value		90.6	109.9	93.1
Total		$142.2	$393.8	$399.4
In April 2012, Special Value Continuation Fund, LLC, which was previously accounted for under the equity method of accounting and reported in Equity Method Limited Liability Investments, converted from a Delaware limited liability company to a Delaware corporation and became a publicly-traded company. Accordingly, the Company’s investment was converted to common stock and is now reported in Equity Securities at June 30, 2012.
Interest and Other Expenses
Interest and Other Expenses was $42.7 million for the six months ended June 30, 2012, compared to $40.6 million for the same period in 2011. Interest and Other Expenses increased by $2.1 million for the six months ended June 30, 2012, compared to the same period in 2011, due primarily to higher salary and postretirement benefit costs. Interest and Other Expenses was $20.9 million for the three months ended June 30, 2012, compared to $20.9 million for the same period in 2011.

Income Taxes
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $22.8 million and $11.3 million for the six and three months ended June 30, 2012, respectively, compared to $26.1 million and $13.1 million for the same periods in 2011, respectively.
The Company’s effective income tax rate from discontinued operations differs from the Federal statutory income tax rate due primarily to the net effects of state income taxes. State income tax expense, net of federal benefit, from discontinued operations was $0.6 million for the six months ended June 30, 2012. State income tax expense from discontinued operations was insignificant for the three months ended June 30, 2012. State income tax expense from discontinued operations for the six and three months ended June 30, 2012 included benefits of $0.2 million and $0.1 million, net of federal taxes, respectively, for decreases in the deferred tax asset valuation allowance related to Fireside. State income tax benefit, net of federal expense, from discontinued operations was $0.4 million and $0.1 million for the six and three months ended June 30, 2011, respectively. State income tax expense for the six and three months ended June 30, 2011 included benefits of $1.8 million and $0.6 million, net of federal taxes, respectively, for decreases in the deferred tax asset valuation allowance related to Fireside.
Recently Issued Accounting Pronouncements
In the first quarter of 2012, the Company adopted ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements, ASU 2011-08, Testing Goodwill for Impairment and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. There have been two ASUs issued in 2012 that amend the original text of the ASC. The ASUs are not expected to have an impact on the Company. See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
On March 7, 2012, the Company entered into the 2016 Credit Agreement, a four-year, $325.0 million, unsecured, revolving credit agreement, expiring March 7, 2016, with a group of financial institutions and terminated the Former Credit Agreement. The 2016 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2016 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United and Trinity. Proceeds from advances under the 2016 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings under the 2016 Credit Agreement at June 30, 2012.
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries did not pay dividends to Kemper during the first six months of 2012. Kemper estimates that its direct insurance subsidiaries would be able to pay $177.0 million in dividends to Kemper during the remainder of 2012 without prior regulatory approval. On March 31, 2012, Kemper’s subsidiary, Fireside, converted from an industrial bank to a general business corporation. Accordingly, Fireside is no longer regulated by the Federal Depository Insurance Corporation and the California Department of Financial Institutions and may pay dividends or make other distributions without prior regulatory approval. On April 5, 2012, Fireside distributed $20 million of its capital to its parent company, Fireside Securities Corporation, who then, in turn, distributed the same amount to its parent company, Kemper.
During the first six months of 2012, Kemper repurchased 1.4 million shares of its common stock at an aggregate cost of $40.7 million in open market transactions.
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in both the first and second quarters of 2012. Dividends paid were $28.8 million for the six months ended June 30, 2012.
Kemper directly held cash and investments totaling $163.2 million at June 30, 2012, compared to $217.0 million at December 31, 2011. Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments and the payment of interest on Kemper’s senior notes include cash and investments directly held by Kemper, receipt of dividends from Kemper’s subsidiaries and borrowings under the 2016 Credit Agreement.

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
Net Cash Provided by Operating Activities was $56.7 million for the six months ended June 30, 2012, compared to Net Cash Provided by Operating Activities of $21.2 million for the same period in 2011.
Net Cash Used by Financing Activities decreased by $305.1 million for the six months ended June 30, 2012, compared to the same period in 2011. Kemper did not use cash for Repayments of Certificates of Deposits for the six months ended June 30, 2012, compared to net cash used of $321.8 million for the same period in 2011. Kemper used $39.3 million of cash during the first six months of 2012 to repurchase shares of its common stock, compared to $21.7 million of cash used to repurchase shares of its common stock in the same period of 2011. Kemper used $28.8 million of cash to pay dividends for the six months ended June 30, 2012, compared to $29.2 million of cash used to pay dividends in the same period of 2011. The quarterly dividend rate was $0.24 per common share for both the first and second quarters of 2012 and 2011.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Provided by Investing Activities decreased by $348.9 million for the six months ended June 30, 2012, compared to the same period of 2011. Sales of Fixed Maturities exceeded Purchases of Fixed Maturities by $77.8 million for the six months ended June 30, 2012. Sales of Fixed Maturities exceeded Purchases of Fixed Maturities by $54.8 million in the same period of 2011. Purchases of Equity Securities exceeded Sales of Equity Securities by $33.5 million for the six months ended June 30, 2012. Sales of Equity Securities exceeded Purchases of Equity Securities by $38.5 million for the six months ended June 30, 2011. Net cash used by acquisitions of short-term investments was $25.3 million for the six months ended June 30, 2012, compared to net cash of $128.5 million provided by dispositions of short-term investments in the same period of 2011. Net proceeds from the sale of Fireside’s inactive portfolio of automobile loan receivables provided $13.2 million of cash for the six months ended June 30, 2012. Receipts from automobile loan receivables provided $2.0 million of cash for the six months ended June 30, 2012, compared to $133.6 million of cash provided in the same period of 2011.
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
Quantitative Information About Market Risk
The Company’s Condensed Consolidated Balance Sheets at both June 30, 2012 and December 31, 2011 included three types of financial instruments subject to material market risk disclosures required by the SEC:

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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both June 30, 2012 and December 31, 2011 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both June 30, 2012 and December 31, 2011. All other variables were held constant. For Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both June 30, 2012 and December 31, 2011. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at June 30, 2012 and December 31, 2011, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.92 and 0.92 at June 30, 2012 and December 31, 2011, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended June 30, 2012 and December 31, 2011, respectively, and weighted on the fair value of such securities at June 30, 2012 and December 31, 2011, respectively. For equity securities without observable market inputs the Company assumed a beta of 1.00 at June 30, 2012 and December 31, 2011. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

Quantitative Information About Market Risk (continued)
The estimated adverse effects on the fair values of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
June 30, 2012
Assets:
Investments in Fixed Maturities	$4,766.7	$(329.3)	$—	$(329.3)
Investments in Equity Securities	470.2	(14.0)	(75.8)	(89.8)
Liabilities:
Notes Payable	665.1	25.5	—	25.5
December 31, 2011
Assets:
Investments in Fixed Maturities	$4,773.4	$(348.4)	$—	$(348.4)
Investments in Equity Securities	397.3	(10.4)	(63.3)	(73.7)
Liabilities:
Notes Payable	638.7	26.9	—	26.9
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
Item 1A. Risk Factors
Except for the addition of the following risk factor, there were no significant changes in the risk factors included in Item 1A. of Part I of the 2011 Annual Report.
Changes in the legal environment relative to state enforcement of abandoned property laws and related insurance claims handling practices could result in changes in the manner in which Kemper’s life insurance companies administer life insurance death benefits and escheat abandoned benefits to the states and could cause a significant acceleration of the payment and/or escheatment of such benefits relative to what is currently contemplated by Kemper.
In recent years, many states have begun to aggressively enforce compliance with their respective unclaimed property laws to assure that companies are properly reporting and remitting such property. Among various affected industries, many life insurance companies are currently the subject of examination by the treasurers of at least 30 states, which have engaged a private firm to audit companies’ practices and procedures for handling unclaimed insurance benefits under life insurance policies and annuity contracts.
Certain other measures are also being taken or considered by state insurance regulators, both individually and collectively through the auspices of the National Association of Insurance Commissioners. Some state regulators have held administrative hearings and/or have initiated market conduct examinations focused on claims and escheatment practices of life insurers. Several of these proceedings have resulted in settlement agreements with certain insurers providing for significant monetary penalties and a commitment by such insurers to change their historic claims practices by agreeing to periodically search for deceased insureds, prior to the receipt of a death claim, by comparing their in-force policy records against a database of reported deaths maintained by the federal Social Security Administration (the “SSA Death Master File”). At least one state has issued an insurance regulatory compliance bulletin which would similarly modify longstanding industry claims practices. Separately, state legislators, through the auspices of the National Council of Insurance Legislators, have promulgated model legislation that would require life insurers, among other things, to compare their in-force policy records against the SSA Death Master File, for the purpose of proactively identifying deceased insureds for whom the insurer has not yet received a formal death claim. At least three states have enacted legislation of this type, one of which is currently scheduled to take effect as early as January 1, 2013. In the event that the foregoing measures are adopted on a wide scale by the states, it would alter historically-accepted life insurance claims handling practices, and, if retroactively applied, the terms of existing insurance contracts. Such actions would have the effect of accelerating the payment of life insurance benefits and, in instances where beneficiaries could not be located, the escheatment of life insurance proceeds to the states.

Kemper’s life insurance companies are currently the subject of such an abandoned property compliance audit on behalf of the state treasurers referenced above. To date, the Kemper life companies have produced a significant amount of information to the auditing firm and are in ongoing discussions with such firm about the scope of the audit. The results of this audit are not likely to be known for a number of months, and perhaps longer. One state insurance regulator has also commenced a market conduct exam of Kemper’s life insurance companies for the purpose of verifying such companies’ compliance with relevant regulations governing life insurance claims.
Should these various efforts by governmental authorities result in material changes to abandoned property laws and related insurance claims handling requirements, they could have a material adverse effect on the Company’s profitability and financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information pertaining to purchases of Kemper common stock for the three months ended June 30, 2012 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased (1)	Share	or Programs (1)	(Dollars in Millions)
April 1 - April 30	—	N/A	—	$253.6
May 1 - May 31	251,000	$29.30	251,000	$246.2
June 1 - June 30	473,743	$29.91	473,743	$232.0
(1) On February 2, 2011, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock. The repurchase program does not have an expiration date.
During the quarter ended June 30, 2012, no shares were withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights or the vesting of any restricted stock under Kemper’s long-term equity-based compensation plans.
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

4.2
Indenture dated as of June 26, 2002, by and between Kemper and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.2 to Kemper's Quarterly Report on Form 10-Q filed May 7, 2012).

4.3
Officers’ Certificate, including form of Senior Note with respect to Kemper’s 6.00% Senior Notes due May 15, 2017 (Incorporated herein by reference to Exhibit 4.3 to Kemper's Quarterly Report on Form 10-Q filed May 7, 2012).

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

10.26
Credit Agreement, dated as of March 7, 2012, by and among Kemper, the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, swing line lender and issuing bank, and Wells Fargo Bank, National Association and Fifth Third Bank, as co-syndication agents (Incorporated by reference to Exhibit 10.1 to Kemper’s Current report on Form 8-K filed March 12, 2012).

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

Kemper Corporation

Date:	August 6, 2012	/S/ DONALD G. SOUTHWELL
Donald G. Southwell
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2012	/S/ DENNIS R. VIGNEAU
Dennis R. Vigneau
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2012	/S/ RICHARD ROESKE
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)