Form 10-Q
period 2012-09-30
KEMPER Corp
filed 2012-11-08
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
58,353,230 shares of common stock, $0.10 par value, were outstanding as of October 31, 2012.

KEMPER CORPORATION

Caution Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), Quantitative and Qualitative Disclosures About Market Risk, Risk Factors and the accompanying unaudited Condensed Consolidated Financial Statements (including the notes thereto) of Kemper Corporation (“Kemper”) and its subsidiaries (individually and collectively referred to herein as the “Company”) may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition, as well as those discussed under Item 1A., Risk Factors, of Part I of Kemper’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”), for the year ended December 31, 2011 (the “2011 Annual Report”) as updated by Item 1A. of Part II of this Quarterly Report on Form 10-Q and Kemper’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
Among the general factors that could cause actual results and financial condition to differ materially from estimated results and financial condition are:

•
The incidence, frequency, and severity of catastrophes occurring in any particular reporting period or geographic concentration, including natural disasters, pandemics and terrorist attacks or other man-made events;

•	The number and severity of insurance claims (including those associated with catastrophe losses) and their impact on the adequacy of loss reserves;

•	Changes in facts and circumstances affecting assumptions used in determining loss and loss adjustment expenses (“LAE”) reserves;

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

•	Changes in ratings by credit ratings agencies;

•	Adverse outcomes in litigation or other legal or regulatory proceedings involving Kemper or its subsidiaries or affiliates;

•
Developments in, and outcomes of, initiatives by state officials that could result in significant changes to unclaimed property laws and claims handling practices with respect to life insurance policies, especially to the extent that such initiatives result in retroactive application of new standards to existing life insurance policies;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Nine Months Ended		Three Months Ended
	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Revenues:
Earned Premiums	$1,586.3	$1,637.1	$527.3	$543.0
Net Investment Income	223.0	222.7	70.4	58.6
Other Income	0.6	0.8	0.2	0.4
Net Realized Gains (Losses) on Sales of Investments	59.9	27.8	50.9	(4.2)
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(4.1)	(6.7)	(3.2)	(5.0)
Portion of Losses Recognized in Other Comprehensive Income	—	—	—	—
Net Impairment Losses Recognized in Earnings	(4.1)	(6.7)	(3.2)	(5.0)
Total Revenues	1,865.7	1,881.7	645.6	592.8
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,169.1	1,269.0	368.7	399.6
Insurance Expenses	502.8	513.5	172.7	176.8
Interest and Other Expenses	65.4	62.0	22.7	21.4
Total Expenses	1,737.3	1,844.5	564.1	597.8
Income (Loss) from Continuing Operations before Income Taxes	128.4	37.2	81.5	(5.0)
Income Tax Benefit (Expense)	(34.9)	(0.5)	(25.9)	6.1
Income from Continuing Operations	93.5	36.7	55.6	1.1
Income from Discontinued Operations	8.0	13.5	—	0.9
Net Income	$101.5	$50.2	$55.6	$2.0
Income from Continuing Operations Per Unrestricted Share:
Basic	$1.57	$0.61	$0.95	$0.01
Diluted	$1.56	$0.61	$0.95	$0.01
Net Income Per Unrestricted Share:
Basic	$1.71	$0.83	$0.95	$0.03
Diluted	$1.70	$0.83	$0.95	$0.03
Dividends Paid to Shareholders Per Share	$0.72	$0.72	$0.24	$0.24

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Nine Months Ended		Three Months Ended
	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Net Income	$101.5	$50.2	$55.6	$2.0

Other Comprehensive Income Before Income Taxes:
Unrealized Holding Gains	121.6	164.8	47.7	141.5
Foreign Currency Translation Adjustments	1.5	0.6	0.2	—
Amortization of Unrecognized Postretirement Benefit Costs	12.0	6.5	4.4	2.1
Other Comprehensive Income Before Income Taxes	135.1	171.9	52.3	143.6
Other Comprehensive Income Tax Expense	(48.0)	(61.2)	(18.7)	(51.0)
Other Comprehensive Income	87.1	110.7	33.6	92.6
Total Comprehensive Income	$188.6	$160.9	$89.2	$94.6

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)
(Unaudited)

	Sep 30, 2012	Dec 31, 2011
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2012 - $4,129.5; 2011 - $4,266.1)	$4,725.6	$4,773.4
Equity Securities at Fair Value (Cost: 2012 - $481.4; 2011 - $367.3)	545.7	397.3
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	267.3	306.3
Short-term Investments at Cost which Approximates Fair Value	297.3	247.4
Other Investments	500.1	498.3
Total Investments	6,336.0	6,222.7
Cash	318.7	251.2
Receivables from Policyholders	385.6	379.2
Other Receivables	207.6	218.7
Deferred Policy Acquisition Costs	306.8	294.0
Goodwill	311.8	311.8
Current and Deferred Income Tax Assets	0.1	6.4
Other Assets	254.2	250.7
Total Assets	$8,120.8	$7,934.7
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,149.8	$3,102.7
Property and Casualty	981.8	1,029.1
Total Insurance Reserves	4,131.6	4,131.8
Unearned Premiums	674.3	666.2
Liabilities for Income Taxes	59.1	6.2
Notes Payable at Amortized Cost (Fair Value: 2012 - $678.5; 2011 - $638.7)	611.2	610.6
Accrued Expenses and Other Liabilities	440.1	403.3
Total Liabilities	5,916.3	5,818.1
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 58,353,230 Shares Issued and Outstanding at September 30, 2012 and 60,248,582 Shares Issued and Outstanding at December 31, 2011	5.8	6.0
Paid-in Capital	722.8	743.9
Retained Earnings	1,130.8	1,108.7
Accumulated Other Comprehensive Income	345.1	258.0
Total Shareholders’ Equity	2,204.5	2,116.6
Total Liabilities and Shareholders’ Equity	$8,120.8	$7,934.7

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	Sep 30, 2012	Sep 30, 2011
Operating Activities:
Net Income	$101.5	$50.2
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(12.7)	(10.2)
Amortization of Life Insurance in Force Acquired and Customer Relationships Acquired	5.9	8.6
Equity in Earnings of Equity Method Limited Liability Investments	(7.2)	(7.2)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	10.7	—
Amortization of Investment Securities and Depreciation of Investment Real Estate	11.3	12.2
Net Realized Gains on Sales of Investments	(59.9)	(28.2)
Net Impairment Losses Recognized in Earnings	4.1	6.7
Net Gain on Sale of Portfolio of Automobile Loan Receivables	(12.9)	(4.5)
Benefit for Loan Losses	(2.0)	(34.1)
Depreciation of Property and Equipment	11.1	10.4
Decrease (Increase) in Other Receivables	4.6	(2.8)
Decrease in Insurance Reserves	(1.6)	(25.6)
Increase in Unearned Premiums	8.1	8.5
Change in Income Taxes	10.5	(12.1)
Decrease in Accrued Expenses and Other Liabilities	(1.0)	(8.3)
Other, Net	29.1	26.3
Net Cash Provided (Used) by Operating Activities	99.6	(10.1)
Investing Activities:
Sales and Maturities of Fixed Maturities	784.7	547.8
Purchases of Fixed Maturities	(574.0)	(577.1)
Sales of Equity Securities	30.8	236.6
Purchases of Equity Securities	(118.7)	(181.3)
Improvements of Investment Real Estate	(3.7)	(4.0)
Sales of Investment Real Estate	—	0.3
Return of Investment of Equity Method Limited Liability Investments	31.8	47.7
Acquisitions of Equity Method Limited Liability Investments	(18.5)	(17.5)
Decrease (Increase) in Short-term Investments	(49.9)	282.1
Net Proceeds from Sale of Portfolio of Automobile Loan Receivables	17.7	220.7
Receipts from Automobile Loan Receivables	2.0	158.6
Increase in Other Investments	(8.5)	(10.2)
Other, Net	(26.8)	(19.1)
Net Cash Provided by Investing Activities	66.9	684.6
Financing Activities:
Repayments of Certificates of Deposits	—	(321.8)
Proceeds from Issuance of Notes Payable	—	95.0
Repayments of Notes Payable	—	(30.0)
Common Stock Repurchases	(57.7)	(21.7)
Cash Dividends Paid to Shareholders	(42.9)	(43.7)
Cash Exercise of Stock Options	—	0.1
Excess Tax Benefits from Share-based Awards	0.2	0.2
Other, Net	1.4	1.2
Net Cash Used by Financing Activities	(99.0)	(320.7)
Increase in Cash	67.5	353.8
Cash, Beginning of Year	251.2	117.2
Cash, End of Period	$318.7	$471.0
The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the SEC and include the accounts of Kemper Corporation (“Kemper”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and are unaudited. All significant intercompany accounts and transactions have been eliminated.
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
Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the 2011 Annual Report.
Accounting Standards Not Yet Adopted
The Financial Accounting Standards Board (“FASB”) issues ASUs to amend the authoritative literature in the FASB Accounting Standards Codification (“ASC”). There have been seven ASUs issued in 2012 that amend the original text of the ASC. The ASUs are not expected to have a material impact on the Company.
Adoption of New Accounting Standards
In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The standard is effective for interim and annual reporting periods beginning after December 15, 2011. The provisions of the standard can be applied either prospectively or retrospectively. The standard amends ASC Topic 944, Financial Services—Insurance, and modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The Company adopted the standard on January 1, 2012 and applied its provisions retrospectively. The adoption of the standard reduced consolidated shareholders’ equity by $99.5 million on January 1, 2012. The Company’s financial statements have been retrospectively adjusted as if ASU 2010-26 had been adopted prior to all periods presented.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 1 - Basis of Presentation (continued)
The impact of the adoption of the new accounting standard on Income from Continuing Operations and Net Income and the related basic and diluted per share amounts for the nine and three months ended September 30, 2012 is presented below:

(Dollars in Millions, Except Per Share Amounts)	Nine Months Ended Sep 30, 2012	Three Months Ended Sep 30, 2012
Decrease in:
Income from Continuing Operations	$(7.5)	$(2.5)
Net Income	$(7.5)	$(2.5)
Income from Continuing Operations per Unrestricted Share:
Basic	$(0.13)	$(0.04)
Diluted	$(0.13)	$(0.04)
Net Income Per Unrestricted Share:
Basic	$(0.13)	$(0.04)
Diluted	$(0.13)	$(0.04)
The following line items presented in the Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2011 were affected by the adoption of the new accounting standard:

	Nine Months Ended Sep 30, 2011			Three Months Ended Sep 30, 2011
(Dollars in Millions, Except Per Share Amounts)	As Originally Reported	As Adjusted	Effect of Change	As Originally Reported	As Adjusted	Effect of Change
Insurance Expenses	$500.8	$513.5	$12.7	$172.6	$176.8	$4.2
Income Tax Benefit (Expense)	$(5.1)	$(0.5)	$4.6	$4.6	$6.1	$1.5
Income from Continuing Operations	$44.8	$36.7	$(8.1)	$3.8	$1.1	$(2.7)
Net Income	$58.3	$50.2	$(8.1)	$4.7	$2.0	$(2.7)
Income from Continuing Operations per Unrestricted Share:
Basic	$0.74	$0.61	$(0.13)	$0.06	$0.01	$(0.05)
Diluted	$0.74	$0.61	$(0.13)	$0.06	$0.01	$(0.05)
Net Income Per Unrestricted Share:
Basic	$0.96	$0.83	$(0.13)	$0.08	$0.03	$(0.05)
Diluted	$0.96	$0.83	$(0.13)	$0.08	$0.03	$(0.05)
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
Note 2 - Discontinued Operations
The Company accounts for Fireside and the Company’s former Unitrin Business Insurance operations as discontinued operations. Summary financial information included in Income from Discontinued Operations for the nine and three months ended September 30, 2012 and 2011 is presented below:

	Nine Months Ended		Three Months Ended
(Dollars in Millions, Except Per Share Amounts)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Interest, Loan Fees and Earned Discounts	$—	$31.8	$—	$3.8
Other Income	—	1.4	—	1.1
Net Gain on Sale of Loan Portfolios	12.9	4.5	0.5	4.5
Net Investment Income	—	0.5	—	—
Net Realized Gains on Sales of Investments	—	0.4	—	—
Total Revenues Included in Discontinued Operations	$12.9	$38.6	$0.5	$9.4

Income (Loss) from Discontinued Operations before Income Taxes:
Fireside:
Results of Operations	$(0.2)	$17.8	$—	$(2.0)
Net Gain on Sale of Loan Portfolios	12.9	4.5	0.5	4.5
Unitrin Business Insurance:
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	0.5	(3.0)	(0.6)	(1.9)
Income (Loss) from Discontinued Operations before Income Taxes	13.2	19.3	(0.1)	0.6
Income Tax Benefit (Expense)	(5.2)	(5.8)	0.1	0.3
Income from Discontinued Operations	$8.0	$13.5	$—	$0.9

Income from Discontinued Operations Per Unrestricted Share:
Basic	$0.14	$0.22	$—	$0.02
Diluted	$0.14	$0.22	$—	$0.02
During 2011, Fireside sold its active portfolio of automobile loan receivables at a gain of $4.5 million, net of transaction and other costs, while retaining its inactive portfolio of loans that had been previously charged-off (the “Inactive Portfolio”). The Inactive Portfolio was not carried on the Company’s Condensed Consolidated Balance Sheet. During 2012, Fireside sold $283 million of loans in the Inactive Portfolio at a gain of $12.9 million, net of transaction, shutdown and other costs of $13.3 million, of which $4.7 million was unpaid at September 30, 2012.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Discontinued Operations (continued)
The Company has retained Property and Casualty Insurance Reserves for unpaid insured losses of its former Unitrin Business Insurance operations that occurred prior to June 1, 2008, the effective date of the sale of such operations. Property and Casualty Insurance Reserves reported in the Company’s Condensed Consolidated Balance Sheets include $110.0 million and $125.6 million at September 30, 2012 and December 31, 2011, respectively, for such retained liabilities. Changes in the Company’s estimate of such retained liabilities after the sale are reported as a separate component of the results of discontinued operations.
Note 3 - Investments
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2012 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$406.3	$50.6	$(0.3)	$456.6
States and Political Subdivisions	1,280.6	155.4	—	1,436.0
Corporate Securities:
Bonds and Notes	2,399.8	393.2	(6.4)	2,786.6
Redeemable Preferred Stocks	38.6	3.3	(0.2)	41.7
Mortgage and Asset-backed	4.2	1.0	(0.5)	4.7
Investments in Fixed Maturities	$4,129.5	$603.5	$(7.4)	$4,725.6
Included in the fair value of Mortgage and Asset-backed investments at September 30, 2012 are $2.9 million of collateralized debt obligations, $1.5 million of non-governmental residential mortgage-backed securities and $0.3 million of other asset-backed securities.
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
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at September 30, 2012 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$49.8	$49.9
Due after One Year to Five Years	549.1	581.8
Due after Five Years to Ten Years	1,045.6	1,160.7
Due after Ten Years	2,271.1	2,695.9
Asset-backed Securities Not Due at a Single Maturity Date	213.9	237.3
Investments in Fixed Maturities	$4,129.5	$4,725.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at September 30, 2012 consisted of securities issued by the Government National Mortgage Association with a fair value of $209.9 million, securities issued by the Federal National Mortgage Association with a fair value of $22.0 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $0.7 million and securities of other issuers with a fair value of $4.7 million.
Other Receivables at September 30, 2012 includes a receivable of $5.1 million for sales of Investments in Fixed Maturities that settled in October 2012. Accrued Expenses and Other Liabilities at September 30, 2012 includes a payable of $23.3 million for purchases of Investments in Fixed Maturities that settled in October 2012. There were no unsettled sales or purchases of Investments in Fixed Maturities at December 31, 2011.
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at September 30, 2012 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$80.4	$4.5	$(0.2)	$84.7
Other Industries	18.4	3.9	(0.1)	22.2
Common Stocks:
Manufacturing	66.5	23.9	(0.2)	90.2
Other Industries	65.0	13.0	(0.9)	77.1
Other Equity Interests:
Exchange Traded Funds	144.6	7.2	—	151.8
Limited Liability Companies and Limited Partnerships	106.5	15.0	(1.8)	119.7
Investments in Equity Securities	$481.4	$67.5	$(3.2)	$545.7
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2011 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$94.4	$1.0	$(8.7)	$86.7
Other Industries	18.0	2.6	(0.1)	20.5
Common Stocks:
Manufacturing	64.6	18.9	(0.1)	83.4
Other Industries	41.4	7.4	(1.8)	47.0
Other Equity Interests:
Exchange Traded Funds	66.0	0.6	—	66.6
Limited Liability Companies and Limited Partnerships	82.9	11.7	(1.5)	93.1
Investments in Equity Securities	$367.3	$42.2	$(12.2)	$397.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Investments (continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at September 30, 2012 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$40.0	$(0.3)	$—	$—	$40.0	$(0.3)
States and Political Subdivisions	—	—	0.7	—	0.7	—
Corporate Securities:
Bonds and Notes	172.3	(3.3)	40.3	(3.1)	212.6	(6.4)
Redeemable Preferred Stocks	—	—	0.7	(0.2)	0.7	(0.2)
Mortgage and Asset-backed	0.1	—	2.5	(0.5)	2.6	(0.5)
Total Fixed Maturities	212.4	(3.6)	44.2	(3.8)	256.6	(7.4)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	—	2.3	(0.2)	2.3	(0.2)
Other Industries	0.9	—	3.7	(0.1)	4.6	(0.1)
Common Stocks:
Manufacturing	2.3	(0.2)	—	—	2.3	(0.2)
Other Industries	4.7	(0.3)	2.8	(0.6)	7.5	(0.9)
Other Equity Interests:
Limited Liability Companies and Limited Partnerships	8.0	(0.8)	11.1	(1.0)	19.1	(1.8)
Total Equity Securities	15.9	(1.3)	19.9	(1.9)	35.8	(3.2)
Total	$228.3	$(4.9)	$64.1	$(5.7)	$292.4	$(10.6)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. The portions of the declines in the fair values of investments that are determined to be other-than-temporary are reported as losses in the Condensed Consolidated Statements of Income in the periods when such determinations are made.
Unrealized losses on fixed maturities, which the Company has determined to be temporary at September 30, 2012, were $7.4 million, of which $3.8 million is related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at September 30, 2012 related to securities for which the Company has recognized credit losses in earnings in the preceding table under either the heading “Less Than 12 Months” or the heading “12 Months or Longer.” Included in the preceding table under the heading “12 Months or Longer” are unrealized losses of $0.1 million at September 30, 2012 related to securities for which the Company has previously recognized foreign currency losses in earnings. Investment-grade fixed maturity investments comprised $2.3 million and below-investment-grade fixed maturity investments comprised $5.1 million of the unrealized losses on investments in fixed maturities at September 30, 2012. Unrealized losses for below-investment-grade fixed maturities included unrealized losses totaling $0.1 million for one issuer that the Company previously recognized foreign currency impairment losses in earnings. For the other remaining below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was 4% of the amortized cost basis of the investment. At September 30, 2012, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at September 30, 2012 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.

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
The majority of the Company’s preferred stocks in an unrealized loss position at September 30, 2012 were perpetual preferred stocks of financial institutions and public utilities. The Company considers the debt-like characteristics of perpetual preferred stocks along with issuer ratings when evaluating impairment. All such preferred stocks paid dividends at the stated dividend rate during the twelve-month period preceding the evaluation date. The Company concluded that the declines in the fair values of these perpetual preferred stocks were temporary in nature, largely driven by market conditions, and since the Company intends to hold the securities until recovery, these investments were not considered to be other-than-temporarily impaired at September 30, 2012. The Company concluded that the unrealized losses on its investments in common stocks at September 30, 2012 were temporary based on the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. By the nature of their underlying investments, the Company believes that its investments in the limited liability partnerships also exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities were temporary at September 30, 2012.

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

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Balance at Beginning of Period	$3.9	$2.4	$3.6	$2.1
Reductions to Previously Recognized OTTI Credit Losses	(0.1)	(0.5)	—	(0.2)
Reductions for Investments Sold During Period	(0.2)	—	—	—
Balance at End of Period	$3.6	$1.9	$3.6	$1.9
The carrying values of the Company’s Other Investments at September 30, 2012 and December 31, 2011 were:

(Dollars in Millions)	Sep 30, 2012	Dec 31, 2011
Loans to Policyholders at Unpaid Principal	$262.4	$253.9
Real Estate at Depreciated Cost	232.6	239.4
Trading Securities at Fair Value	4.5	4.4
Other	0.6	0.6
Total	$500.1	$498.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Casualty Insurance Reserves
Property and Casualty Insurance Reserve activity for the nine months ended September 30, 2012 and 2011 was:

	Nine Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011
Property and Casualty Insurance Reserves:
Gross of Reinsurance and Indemnification at Beginning of Year	$1,029.1	$1,118.7
Less Reinsurance and Indemnification Recoverables at Beginning of Year	74.5	78.1
Property and Casualty Insurance Reserves - Net of Reinsurance and Indemnification at Beginning of Year	954.6	1,040.6
Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	925.0	1,038.4
Prior Years:
Continuing Operations	(23.2)	(30.1)
Discontinued Operations	(0.5)	1.9
Total Incurred Losses and LAE Related to Prior Years	(23.7)	(28.2)
Total Incurred Losses and LAE	901.3	1,010.2
Paid Losses and LAE Related to:
Current Year:
Continuing Operations	545.0	636.7
Prior Years:
Continuing Operations	382.0	399.9
Discontinued Operations	14.1	22.1
Total Paid Losses and LAE Related to Prior Years	396.1	422.0
Total Paid Losses and LAE	941.1	1,058.7
Property and Casualty Insurance Reserves - Net of Reinsurance at End of Period	914.8	992.1
Plus Reinsurance Recoverables at End of Period	67.0	71.5
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$981.8	$1,063.6
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
For the nine months ended September 30, 2012, the Company reduced its property and casualty insurance reserves by $23.7 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $10.4 million and commercial lines insurance losses and LAE reserves developed favorably by $13.3 million. The commercial lines insurance losses and LAE reserves included favorable development of $12.8 million from continuing operations and $0.5 million from discontinued operations. Personal automobile insurance losses and LAE reserves developed adversely by $3.5 million, homeowners insurance losses and LAE reserves developed favorably by $11.2 million and other personal lines losses and LAE reserves developed favorably by $2.7 million. The commercial lines insurance losses and LAE reserves developed favorably from continuing operations due primarily to the emergence of more favorable loss patterns than expected for the four most recent accident years.
For the nine months ended September 30, 2011, the Company reduced its property and casualty insurance reserves by $28.2 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $27.6 million and commercial lines insurance losses and LAE reserves developed

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Property and Casualty Insurance Reserves (continued)
favorably by $0.6 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss patterns than expected for the 2010, 2009 and 2008 accident years.
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
Note 5 - Notes Payable
Total debt outstanding at September 30, 2012 and December 31, 2011 was:

(Dollars in Millions)	Sep 30, 2012	Dec 31, 2011
Senior Notes at Amortized Cost:
6.00% Senior Notes due May 15, 2017	$357.2	$356.8
6.00% Senior Notes due November 30, 2015	248.5	248.2
Mortgage Note Payable at Amortized Cost	5.5	5.6
Notes Payable at Amortized Cost	$611.2	$610.6
On March 7, 2012, Kemper entered into a new four-year, $325.0 million, unsecured, revolving credit agreement, expiring March 7, 2016 (the “2016 Credit Agreement”), with a group of financial institutions. The 2016 Credit Agreement replaced Kemper’s $245.0 million, unsecured, revolving credit agreement which was scheduled to expire on October 30, 2012 (the “Former Credit Agreement”) and was terminated on March 7, 2012. There were no borrowings under the Former Credit Agreement at either December 31, 2011 or at its termination. The 2016 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2016 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance Company of America (“United”) and Trinity Universal Insurance Company (“Trinity”). Proceeds from advances under the 2016 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings under the 2016 Credit Agreement at September 30, 2012, and accordingly, $325.0 million was available for future borrowings.
In the first quarter of 2012, the Company wrote off $0.5 million of unamortized issuance costs related to the Former Credit Agreement.
Interest Expense, including facility fees, accretion of discount and write-off of unamortized credit agreement issuance costs, for the nine and three months ended September 30, 2012 and 2011 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Notes Payable under Revolving Credit Agreements	$1.6	$1.5	$0.3	$0.6
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	16.6	16.5	5.5	5.5
6.00% Senior Notes due November 30, 2015	11.6	11.5	3.9	3.8
Mortgage Note Payable	0.3	0.3	0.1	0.1
Interest Expense before Capitalization of Interest	30.1	29.8	9.8	10.0
Capitalization of Interest	(1.6)	(1.8)	(0.2)	(0.7)
Total Interest Expense	$28.5	$28.0	$9.6	$9.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Notes Payable (continued)
Interest paid, including facility fees and credit agreement issuance costs, for the nine and three months ended September 30, 2012 and 2011 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Notes Payable under Revolving Credit Agreements	$1.9	$0.5	$0.2	$0.3
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	10.8	10.8	—	—
6.00% Senior Notes due November 30, 2015	7.5	7.8	—	—
Mortgage Note Payable	0.3	0.3	0.1	0.1
Total Interest Paid	$20.5	$19.4	$0.3	$0.4
Note 6 - Long-term Equity-based Compensation Plans
On May 4, 2011, Kemper’s shareholders approved the 2011 Omnibus Equity Plan (“Omnibus Plan”). The Omnibus Plan replaced the Company’s previous employee stock option plans, director stock option plan and restricted stock plan (collectively, the “Prior Plans”). Awards previously granted under the Prior Plans remain outstanding in accordance with their original terms. Beginning May 4, 2011, equity-based compensation awards may only be granted under the Omnibus Plan. A maximum number of 10,000,000 shares of Kemper common stock may be issued under the Omnibus Plan (the “Share Authorization”). As of September 30, 2012, there were 9,249,581 common shares available for future grants under the Omnibus Plan, of which 561,825 shares were reserved for future grants based upon the achievement of performance goals under the terms of outstanding performance-based restricted stock awards.
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
Outstanding awards under the Omnibus Plan and Prior Plans at September 30, 2012 consisted of stand-alone stock options, tandem stock option and stock appreciation rights, time-vested restricted stock and performance-based restricted stock. Recipients of restricted stock are entitled to full dividend and voting rights on the same basis as all other outstanding shares of Kemper common stock and all awards are subject to forfeiture until certain restrictions have lapsed. Equity-based compensation expense was $4.8 million and $4.4 million for the nine months ended September 30, 2012 and 2011, respectively. Total unamortized compensation expense related to nonvested awards at September 30, 2012 was $6.4 million, which is expected to be recognized over a weighted-average period of 1.4 years.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Long-term Equity-based Compensation Plans (continued)
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The assumptions used in the Black-Scholes pricing model for options granted during the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended
	Sep 30, 2012			Sep 30, 2011
Range of Valuation Assumptions
Expected Volatility	29.36%	-	53.84%	41.26%	-	55.16%
Risk-free Interest Rate	0.16	-	1.26	1.30	-	2.87
Expected Dividend Yield	2.92	-	3.26	3.15	-	3.38
Weighted-Average Expected Life in Years
Employee Grants	1	-	7	3.5	-	7
Director Grants	6			6
Option and stock appreciation right activity for the nine months ended September 30, 2012 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	3,632,398	$40.70
Granted	265,451	29.81
Exercised	(15,199)	22.08
Forfeited or Expired	(452,846)	48.36
Outstanding at September 30, 2012	3,429,804	$38.93	4.42	$7.2
Vested and Expected to Vest at September 30, 2012	3,394,413	$39.04	4.38	$7.1
Exercisable at September 30, 2012	2,944,739	$40.79	3.73	$5.7
The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2012 and 2011 were $9.40 per option and $9.11 per option, respectively. Total intrinsic value of stock options exercised was $0.1 million for both the nine months ended September 30, 2012 and 2011. Cash received from option exercises and the total tax benefits realized for tax deductions from option exercises were insignificant for both the nine months ended September 30, 2012 and 2011. Information pertaining to options and stock appreciation rights outstanding at September 30, 2012 is presented below:

			Outstanding			Exercisable
Range of Exercise Prices			Shares Subject to Options	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Life (in Years)	Shares Subject to Options	Weighted- Average Exercise Price Per Share ($)
$10.00	-	$15.00	204,500	$13.55	6.35	204,500	$13.55
15.01	-	20.00	8,000	16.48	6.60	8,000	16.48
20.01	-	25.00	313,750	23.74	7.52	176,312	23.64
25.01	-	30.00	636,000	28.56	8.29	292,373	28.03
30.01	-	35.00	6,614	31.92	6.09	2,614	31.18
35.01	-	40.00	340,577	37.25	5.19	340,577	37.25
40.01	-	45.00	400,084	43.56	1.81	400,084	43.56
45.01	-	50.00	1,185,747	48.62	2.72	1,185,747	48.62
50.01	-	55.00	334,532	50.85	1.28	334,532	50.85
10.00	-	55.00	3,429,804	38.93	4.42	2,944,739	40.79

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Long-term Equity-based Compensation Plans (continued)
The grant-date fair values of time-based restricted stock awards are determined using the closing price of Kemper common stock on the date of grant. Activity related to nonvested time-based restricted stock for the nine months ended September 30, 2012 was as follows:

	Time-Based Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	116,784	$23.33
Granted	72,125	29.90
Vested	(42,824)	24.41
Forfeited	(14,979)	25.79
Nonvested Balance at End of Period	131,106	$26.31
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
The grant date fair values of the performance-based restricted stock awards are determined using the Monte Carlo simulation method. Activity related to nonvested performance-based restricted stock for the nine months ended September 30, 2012 was as follows:

	Performance-Based Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	172,875	$29.86
Granted	68,575	36.65
Vested	(51,596)	14.04
Forfeited	(2,579)	30.68
Nonvested Balance at End of Period	187,275	$36.70

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Long-term Equity-based Compensation Plans (continued)
The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based shares was 187,275 shares (as “full value awards,” the equivalent of 561,825 shares under the Share Authorization) at September 30, 2012. The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based shares for the 2012, 2011, and 2010 three-year performance periods was 68,475 common shares, 63,725 common shares and 55,075 common shares, respectively, at September 30, 2012. For the 2009 three-year performance period, the Company exceeded target performance levels with a payout percentage of 183%. Accordingly, an additional 40,727 shares of stock were issued to award recipients on January 31, 2012 (the “2009 Additional Shares”). The preceding table excludes activity related to the 2009 Additional Shares.
The total fair value of restricted stock, including the 2009 Additional Shares, that vested during the nine months ended September 30, 2012 was $4.0 million and the tax benefits for tax deductions realized from the vesting on such restricted stock was $1.4 million. The total fair value of restricted stock that vested during the nine months ended September 30, 2011 was $1.4 million and the tax benefits for tax deductions realized from the vesting on such restricted stock was $0.5 million.
Note 7 - Income from Continuing Operations Per Unrestricted Share
The Company’s awards of restricted stock contain a right to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the nine and three months ended September 30, 2012 and 2011 is as follows:

	Nine Months Ended		Three Months Ended
	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
(Dollars in Millions)
Income from Continuing Operations	$93.5	$36.7	$55.6	$1.1
Less Income from Continuing Operations Attributed to Restricted Shares	0.5	0.2	0.3	—
Income from Continuing Operations Attributed to Unrestricted Shares	93.0	36.5	55.3	1.1
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$93.0	$36.5	$55.3	$1.1
(Shares in Thousands)
Weighted-Average Unrestricted Shares Outstanding	59,155.5	60,312.6	58,299.7	60,141.4
Equity-based Compensation Equivalent Shares	146.6	106.2	171.9	88.0
Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	59,302.1	60,418.8	58,471.6	60,229.4
(Per Unrestricted Share in Whole Dollars)
Basic Income from Continuing Operations Per Unrestricted Share	$1.57	$0.61	$0.95	$0.01
Diluted Income from Continuing Operations Per Unrestricted Share	$1.56	$0.61	$0.95	$0.01
Options outstanding to purchase 2.8 million and 2.5 million shares of Kemper common stock were excluded from the computation of Equity-based Compensation Equivalent Shares and Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the nine and three months ended September 30, 2012, respectively, because their exercise prices exceeded the average market price. Options outstanding to purchase 3.4 million and 3.3 million shares of Kemper common stock were excluded from the computation of Equity-based Compensation Equivalent Shares and Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the nine and three months ended September 30, 2011, respectively, because their exercise prices exceeded the average market price.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8 - Other Comprehensive Income and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income Before Income Taxes for the nine and three months ended September 30, 2012 and 2011 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Other Comprehensive Income Before Income Taxes:
Unrealized Holding Gains Arising During the Period Before Reclassification Adjustment	$180.2	$192.0	$98.3	$138.0
Reclassification Adjustment for Amounts Included in Net Income	(58.6)	(27.2)	(50.6)	3.5
Unrealized Holding Gains	121.6	164.8	47.7	141.5
Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	1.5	0.6	0.2	—
Reclassification Adjustment for Amounts Included in Net Income	—	—	—	—
Foreign Currency Translation Adjustments	1.5	0.6	0.2	—
Amortization of Unrecognized Postretirement Benefit Costs	12.0	6.5	4.4	2.1
Other Comprehensive Income Before Income Taxes	$135.1	$171.9	$52.3	$143.6
The components of Other Comprehensive Income Tax Benefit (Expense) for the nine and three months ended September 30, 2012 and 2011 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Income Tax Benefit (Expense):
Unrealized Holding (Gains) Losses Arising During the Period Before Reclassification Adjustment	$(63.8)	$(68.4)	$(34.8)	$(49.2)
Reclassification Adjustment for Amounts Included in Net Income	20.6	9.6	17.8	(1.2)
Unrealized Holding (Gains) Losses	(43.2)	(58.8)	(17.0)	(50.4)
Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	(0.5)	(0.2)	(0.1)	—
Reclassification Adjustment for Amounts Included in Net Income	—	—	—	—
Foreign Currency Translation Adjustment	(0.5)	(0.2)	(0.1)	—
Amortization of Unrecognized Postretirement Benefit Costs	(4.3)	(2.2)	(1.6)	(0.6)
Other Comprehensive Income Tax Benefit (Expense)	$(48.0)	$(61.2)	$(18.7)	$(51.0)
The components of Accumulated Other Comprehensive Income at September 30, 2012 and December 31, 2011 were:

(Dollars in Millions)	Sep 30, 2012	Dec 31, 2011
Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$1.6	$1.5
Other Unrealized Gains on Investments	424.0	345.7
Foreign Currency Translation Adjustments, Net of Income Taxes	0.7	(0.3)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(81.2)	(88.9)
Accumulated Other Comprehensive Income	$345.1	$258.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Income Taxes
Current and Deferred Income Tax Assets at September 30, 2012 and December 31, 2011 were:

(Dollars in Millions)	Sep 30, 2012	Dec 31, 2011
Current Income Tax Assets	$0.1	$2.5
Deferred Income Tax Assets	6.7	10.7
Valuation Allowance for State Income Taxes	(6.7)	(6.8)
Current and Deferred Income Tax Assets	$0.1	$6.4
The components of Liabilities for Income Taxes at September 30, 2012 and December 31, 2011 were:

(Dollars in Millions)	Sep 30, 2012	Dec 31, 2011
Current Income Tax Liabilities	$8.3	$—
Deferred Income Tax Liabilities	44.5	—
Unrecognized Tax Benefits	6.3	6.2
Liabilities for Income Taxes	$59.1	$6.2
During the first quarter of 2012, the Internal Revenue Service (“IRS”) began an audit of the Company’s 2009 and 2010 federal income tax returns. The Company reported a capital loss and a net operating loss in its 2009 federal income tax return and a net operating loss in its 2010 federal income tax return. The Company has carried these losses back to earlier tax years. Even though the Company has already received the refunds from carrying these losses back to such earlier tax years, approval by the Joint Committee on Taxation (“JCT”) is still required by law. The JCT has requested that the IRS perform an audit of these years before approving the refunds. In connection with the audit, the Company extended the federal statute of limitations related to the 2007 and 2008 tax years until December 31, 2013. The Company does not anticipate a material modification to the filed returns or the refunds that were received.
During the third quarter of 2012, the Illinois Department of Revenue began an audit of the 2009 and 2010 tax years. The Company does not anticipate a material modification to the filed returns.
Income taxes paid were $29.4 million for the nine months ended September 30, 2012. Income taxes paid, net of income tax refunds received of $24.9 million, were $18.2 million for the nine months ended September 30, 2011.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Pension Benefits and Postretirement Benefits Other Than Pensions
The components of Pension Expense for the nine and three months ended September 30, 2012 and 2011 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Service Cost Earned	$8.2	$7.7	$2.6	$2.6
Interest Cost on Projected Benefit Obligation	16.8	17.2	5.6	5.7
Expected Return on Plan Assets	(22.3)	(18.3)	(7.4)	(6.1)
Amortization of Accumulated Unrecognized Actuarial Loss	14.1	7.0	4.7	2.3
Total Pension Expense Recognized	$16.8	$13.6	$5.5	$4.5
The components of Postretirement Benefits Other than Pensions Expense for the nine and three months ended September 30, 2012 and 2011 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Service Cost on Benefits Earned	$0.2	$0.1	$0.1	$—
Interest Cost on Projected Benefit Obligation	1.2	1.4	0.4	0.5
Amortization of Accumulated Unrecognized Actuarial Gain	(0.9)	(0.5)	(0.3)	(0.2)
Total Postretirement Benefits Other than Pensions Expense	$0.5	$1.0	$0.2	$0.3

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
Segment Revenues for the nine and three months ended September 30, 2012 and 2011 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Revenues:
Kemper Preferred:
Earned Premiums	$655.9	$642.8	$222.9	$216.5
Net Investment Income	33.6	37.8	10.8	8.2
Other Income	0.3	0.2	0.1	0.1
Total Kemper Preferred	689.8	680.8	233.8	224.8
Kemper Specialty:
Earned Premiums	317.3	336.7	103.9	111.0
Net Investment Income	14.4	17.5	4.5	3.7
Other Income	0.2	0.4	0.1	0.2
Total Kemper Specialty	331.9	354.6	108.5	114.9
Kemper Direct:
Earned Premiums	131.2	171.8	40.3	54.4
Net Investment Income	10.7	13.6	3.4	2.8
Other Income	—	0.1	—	0.1
Total Kemper Direct	141.9	185.5	43.7	57.3
Life and Health Insurance:
Earned Premiums	481.9	485.8	160.2	161.1
Net Investment Income	153.5	147.3	48.1	42.5
Other Income	0.1	0.1	—	—
Total Life and Health Insurance	635.5	633.2	208.3	203.6
Total Segment Revenues	1,799.1	1,854.1	594.3	600.6
Net Realized Gains (Losses) on Sales of Investments	59.9	27.8	50.9	(4.2)
Net Impairment Losses Recognized in Earnings	(4.1)	(6.7)	(3.2)	(5.0)
Other	10.8	6.5	3.6	1.4
Total Revenues	$1,865.7	$1,881.7	$645.6	$592.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Business Segments (continued)
Segment Operating Profit (Loss) for the nine and three months ended September 30, 2012 and 2011 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Segment Operating Profit (Loss):
Kemper Preferred	$4.4	$(56.5)	$10.4	$(16.1)
Kemper Specialty	2.5	18.9	3.2	7.1
Kemper Direct	(6.9)	(19.6)	1.6	(3.8)
Life and Health Insurance	102.7	104.6	29.4	29.9
Total Segment Operating Profit	102.7	47.4	44.6	17.1
Corporate and Other Operating Loss	(30.1)	(31.3)	(10.8)	(12.9)
Total Operating Profit	72.6	16.1	33.8	4.2
Net Realized Gains (Losses) on Sales of Investments	59.9	27.8	50.9	(4.2)
Net Impairment Losses Recognized in Earnings	(4.1)	(6.7)	(3.2)	(5.0)
Income (Loss) from Continuing Operations before Income Taxes	$128.4	$37.2	$81.5	$(5.0)
Segment Net Operating Income (Loss) for the nine and three months ended September 30, 2012 and 2011 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Segment Net Operating Income (Loss):
Kemper Preferred	$8.5	$(30.3)	$8.4	$(8.3)
Kemper Specialty	4.0	15.4	2.7	5.7
Kemper Direct	(2.7)	(10.4)	1.5	(1.7)
Life and Health Insurance	66.5	67.7	19.2	19.7
Total Segment Net Operating Income	76.3	42.4	31.8	15.4
Corporate and Other Net Operating Loss	(19.1)	(19.4)	(7.2)	(8.3)
Consolidated Net Operating Income	57.2	23.0	24.6	7.1
Unallocated Net Income (Loss) From:
Net Realized Gains (Losses) on Sales of Investments	38.9	18.0	33.0	(2.7)
Net Impairment Losses Recognized in Earnings	(2.6)	(4.3)	(2.0)	(3.3)
Income from Continuing Operations	$93.5	$36.7	$55.6	$1.1

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Business Segments (continued)
Earned Premiums by product line for the nine and three months ended September 30, 2012 and 2011 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Life	$296.0	$297.1	$98.4	$98.0
Accident and Health	124.2	124.6	41.3	41.9
Property and Casualty:
Personal Lines:
Automobile	794.6	854.7	261.3	281.4
Homeowners	236.6	226.4	80.8	76.6
Other Personal	103.2	104.5	34.5	35.0
Total Personal Lines	1,134.4	1,185.6	376.6	393.0
Commercial Automobile	31.7	29.8	11.0	10.1
Total Earned Premiums	$1,586.3	$1,637.1	$527.3	$543.0

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
The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at September 30, 2012 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$138.9	$317.7	$—	$456.6
States and Political Subdivisions	—	1,436.0	—	1,436.0
Corporate Securities:
Bonds and Notes	—	2,475.5	311.1	2,786.6
Redeemable Preferred Stocks	—	36.9	4.8	41.7
Mortgage and Asset-backed	—	4.5	0.2	4.7
Total Investments in Fixed Maturities	138.9	4,270.6	316.1	4,725.6
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	84.7	—	84.7
Other Industries	—	15.3	6.9	22.2
Common Stocks:
Manufacturing	82.4	5.6	2.2	90.2
Other Industries	71.0	1.2	4.9	77.1
Other Equity Interests:
Exchange Traded Funds	151.8	—	—	151.8
Limited Liability Companies and Limited Partnerships	—	—	119.7	119.7
Total Investments in Equity Securities	305.2	106.8	133.7	545.7
Other Investments:
Trading Securities	4.5	—	—	4.5
Total	$448.6	$4,377.4	$449.8	$5,275.8

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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for the vast majority of investments in fixed maturities classified as Level 3.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted Average Market Yield
Senior Debt	Market Yield	$142.5	1.2%	-	17.0%	6.6%
Junior Debt	Market Yield	$147.9	9%	-	25.1%	14.8%
For Investments in Fixed Maturities, an increase in the market yield used in the fair value of a security will decrease the fair value of the security whereas a decrease in the market yield will increase the fair value of a security although the fair value increase is generally limited to par for callable securities.
At September 30, 2012, the Company had unfunded commitments to invest an additional $89.6 million in certain private equity funds and mezzanine debt funds that will be included in Other Equity Interests.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2012 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$235.1	$6.1	$0.3	$13.5	$93.1	$348.1
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	3.5	—	—	3.2	0.3	7.0
Included in Other Comprehensive Income	2.2	0.3	—	(0.3)	3.1	5.3
Purchases	123.1	—	—	1.3	33.5	157.9
Settlements	(52.2)	(1.6)	(0.1)	—	(10.3)	(64.2)
Sales	(0.5)	—	—	(3.7)	—	(4.2)
Transfers into Level 3	6.0	—	—	—	—	6.0
Transfers out of Level 3	(6.1)	—	—	—	—	(6.1)
Balance at End of Period	$311.1	$4.8	$0.2	$14.0	$119.7	$449.8
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2012 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$276.3	$4.6	$0.2	$13.4	$109.9	$404.4
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	1.4	—	—	—	—	1.4
Included in Other Comprehensive Income	1.5	0.2	—	0.5	6.1	8.3
Purchases	37.6	—	—	0.1	6.5	44.2
Settlements	(10.8)	—	—	—	(2.8)	(13.6)
Sales	—	—	—	—	—	—
Transfers into Level 3	5.1	—	—	—	—	5.1
Balance at End of Period	$311.1	$4.8	$0.2	$14.0	$119.7	$449.8
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 for the nine and three months ended September 30, 2012. The transfers into Level 3 and out of Level 3 for the nine months ended September 30, 2012 were due to changes in the availability of market observable inputs. The transfers into Level 3 for the three months ended September 30, 2012 was due to changes in the availability of market observable inputs. There were no transfers out of Level 3 for the three months ended September 30, 2012.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the nine months ended September 30, 2011 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$146.2	$4.5	$0.4	$14.7	$75.2	$241.0
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	1.0	—	—	4.6	0.3	5.9
Included in Other Comprehensive Income	2.5	—	—	(5.5)	(16.6)	(19.6)
Purchases	76.1	—	—	1.5	23.9	101.5
Settlements	(44.1)	—	(0.1)	(0.4)	(10.6)	(55.2)
Sales	(0.5)	—	—	(5.7)	—	(6.2)
Transfers into Level 3	5.4	—	—	—	—	5.4
Balance at End of Period	$186.6	$4.5	$0.3	$9.2	$72.2	$272.8
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended September 30, 2011 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$174.8	$6.4	$0.3	$8.5	$80.1	$270.1
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	0.6	—	—	(0.1)	0.3	0.8
Included in Other Comprehensive Income	1.1	(1.9)	—	(0.2)	(13.7)	(14.7)
Purchases	20.1	—	—	1.0	8.3	29.4
Settlements	(15.4)	—	—	—	(2.8)	(18.2)
Transfers into Level 3	5.4	—	—	—	—	5.4
Balance at End of Period	$186.6	$4.5	$0.3	$9.2	$72.2	$272.8
Transfers into Level 2 from Level 1 were $2.2 million for the nine months ended September 30, 2011. There were no transfers into Level 1 from Level 2 for the nine months ended September 30, 2011. There were no transfers between Levels 1 and 2 for the three months ended September 30, 2011. Transfers into Level 3 for the nine and three months ended September 30, 2011 were due to changes in the availability of market observable inputs. There were no transfers out of Level 3 for the nine and three months ended September 30, 2011.
The fair value of notes payable is estimated using quoted prices for similar liabilities in markets that are not active. The inputs used in the valuation are considered Level 2 measurements.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Contingencies
In the ordinary course of its businesses, the Company is involved in legal proceedings, including lawsuits, regulatory examinations and inquiries. Except with regard to the matter discussed below, based on currently available information , the Company does not believe that it is reasonably possible that any of its pending legal proceedings will have a material effect on the Company’s financial statements.
Certain state insurance regulators, legislators and treasurers are involved in an array of initiatives that could result in significant changes to unclaimed property laws and claims handling practices with respect to life insurance policies. These initiatives seek, in various ways, to impose a new duty on the part of life insurers to proactively search for deaths of their insureds.  For example, Kentucky, Maryland and Alabama have each enacted legislation, with effective dates of January 1, 2013, October 1, 2013 and January 1, 2014, respectively, that would require life insurers to compare their in-force policy records against the database of reported deaths maintained by the Social Security Administration (the “SSA Death Master File”) for the purpose of proactively identifying potentially deceased insureds for whom the life insurer has not yet received a death claim. If state officials are successful in applying this new standard retroactively to existing life insurance policies, it will fundamentally alter the responsibilities of the parties to such contracts by effectively eliminating contract terms that condition claim settlement and payment on the receipt of notice and “due proof of death” of an insured. The outcome of the various state initiatives could have a significant effect on, including acceleration of, the payment and/or escheatment of policy benefits and significantly increase claims handling costs.
Kemper’s life insurance companies are currently the subject of an unclaimed property compliance examination by a private firm retained by the treasurers of thirty-five states. One state insurance regulator has also commenced a market conduct exam of Kemper’s life insurance companies for the purpose of verifying such companies’ compliance with relevant regulations governing life insurance claims handling and escheatment practices. It is the Company’s position that state officials lack authority to establish new procedures that change existing contracts. On November 8, 2012, the Company filed a declaratory judgment action in the Circuit Court of Franklin County, Kentucky asking the court to construe the Kentucky Unclaimed Life Insurance Benefit Act (the “Kentucky Act”) such that it would only apply prospectively, i.e., only with respect to those life insurance policies issued on or after the effective date of the Kentucky Act, consistent with the requirements of applicable Kentucky statutory law and Kentucky and federal constitutional provisions.
The Company cannot predict which states, if any, may enact legislation of this type or the outcome of other initiatives by state officials. The Company does not use, nor does it believe it is required under applicable law or the terms of its life insurance policies to use, the SSA Death Master File. The Company cannot reasonably estimate the amount of loss, if any, that the Company would recognize if it were not to ultimately prevail in this matter.
Note 14 - Related Parties
One of Kemper’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, President and the majority shareholder of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. Kemper’s subsidiary, Trinity, had $128.3 million in assets managed by FS&C at September 30, 2012, under an agreement with FS&C whereby FS&C provides investment management services with respect to certain assets of Trinity for a fee based on the fair market value of the assets under management. Such agreement is terminable by either party at any time upon 30 days advance written notice. Investment expenses incurred in connection with such agreement were $0.2 million for the nine months ended September 30, 2012. Investment expenses incurred in connection with such agreement were $0.2 million for the nine months ended September 30, 2011.
FS&C also provides investment management services with respect to certain funds of the Company’s defined benefit pension plan. The Company’s defined benefit pension plan had $123.9 million in assets managed by FS&C at September 30, 2012, under an agreement with FS&C whereby FS&C provides investment management services with respect to certain assets of the defined benefit pension plan for a fee based on the fair market value of the assets under management. Such agreement is terminable by either party at any time upon 30 days advance written notice. Investment expenses incurred in connection with such agreement were $0.2 million for the nine months ended September 30, 2012. Investment expenses incurred in connection with such agreement were $0.2 million for the nine months ended September 30, 2011.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14 - Related Parties (continued)
With respect to the Company’s defined contribution plans, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. Participants in the Company’s defined contribution plans had allocated $21.6 million for investment in the Dreyfus Appreciation Fund at September 30, 2012, representing 7.0% of the total amount invested in the Company’s defined contribution plans at September 30, 2012.
The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.
Note 15 - Relationships with Mutual Insurance Companies
Trinity and Capitol County Mutual Fire Insurance Company (“Capitol”) are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by Capitol. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. In the second quarter of 2012, Capitol requested regulatory approval to amend such agreement with Trinity, effective April 1, 2012, whereby ceded losses for dwelling coverage were capped. In the third quarter of 2012, Capitol received such regulatory approval. Incurred losses and LAE assumed by Trinity were reduced by $2.6 million in the third quarter of 2012 in conjunction with such amendment. Trinity and Old Reliable Casualty Company (“ORCC”), a subsidiary of Capitol, are also parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by ORCC.
Five employees of the Company serve as directors of Capitol’s five member board of directors. Nine employees of the Company also serve as directors of ORCC’s nine member board of directors. Kemper’s subsidiary, United, provides claims and administrative services to Capitol and ORCC. In addition, agents appointed by Kemper’s subsidiary, The Reliable Life Insurance Company, and who are employed by United, are also appointed by Capitol and ORCC to sell property insurance products for the Company’s Life and Health Insurance segment. The Company also provides certain investment services to Capitol and ORCC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income
Net Income was $101.5 million ($1.71 per unrestricted common share) for the nine months ended September 30, 2012, compared to $50.2 million ($0.83 per unrestricted common share) for the same period in 2011. Net Income was $55.6 million ($0.95 per unrestricted common share) for the three months ended September 30, 2012, compared to $2.0 million ($0.03 per unrestricted common share) for the same period in 2011.
Income from Continuing Operations was $93.5 million ($1.57 per unrestricted common share) for the nine months ended September 30, 2012, compared to $36.7 million ($0.61 per unrestricted common share) for the same period in 2011. Income from Continuing Operations was $55.6 million ($0.95 per unrestricted common share) for the three months ended September 30, 2012, compared to $1.1 million ($0.01 per unrestricted common share) for the same period in 2011.
A reconciliation of Segment Net Operating Income to Net Income for the nine and three months ended September 30, 2012 and 2011 is presented below:

	Nine Months Ended			Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Increase (Decrease)	Sep 30, 2012	Sep 30, 2011	Increase (Decrease)
Segment Net Operating Income (Loss):
Kemper Preferred	$8.5	$(30.3)	$38.8	$8.4	$(8.3)	$16.7
Kemper Specialty	4.0	15.4	(11.4)	2.7	5.7	(3.0)
Kemper Direct	(2.7)	(10.4)	7.7	1.5	(1.7)	3.2
Life and Health Insurance	66.5	67.7	(1.2)	19.2	19.7	(0.5)
Total Segment Net Operating Income	76.3	42.4	33.9	31.8	15.4	16.4
Corporate and Other Net Operating Loss	(19.1)	(19.4)	0.3	(7.2)	(8.3)	1.1
Consolidated Net Operating Income	57.2	23.0	34.2	24.6	7.1	17.5
Net Income (Loss) From:
Net Realized Gains (Losses) on Sales of Investments	38.9	18.0	20.9	33.0	(2.7)	35.7
Net Impairment Losses Recognized in Earnings	(2.6)	(4.3)	1.7	(2.0)	(3.3)	1.3
Income from Continuing Operations	93.5	36.7	56.8	55.6	1.1	54.5
Income from Discontinued Operations	8.0	13.5	(5.5)	—	0.9	(0.9)
Net Income	$101.5	$50.2	$51.3	$55.6	$2.0	$53.6
Revenues
Earned Premiums were $1,586.3 million for the nine months ended September 30, 2012, compared to $1,637.1 million in 2011, a decrease of $50.8 million. Earned Premiums for the nine months ended September 30, 2012 decreased by $40.6 million, $19.4 million and $3.9 million in the Kemper Direct, Kemper Specialty and Life and Health Insurance segments, respectively, and increased by $13.1 million in the Kemper Preferred segment. Earned Premiums were $527.3 million for the three months ended September 30, 2012, compared to $543.0 million in 2011, a decrease of $15.7 million. Earned Premiums for the three months ended September 30, 2012 decreased by $14.1 million, $7.1 million and $0.9 million in the Kemper Direct, Kemper Specialty and Life and Health Insurance segments, respectively, and increased by $6.4 million in the Kemper Preferred segment.
Net Investment Income increased by $0.3 million for the nine months ended September 30, 2012, compared to the same period in 2011, due primarily to higher Interest and Dividends on Fixed Maturities, partially offset by higher investment expenses. Net Investment Income increased by $11.8 million for the three months ended September 30, 2012, compared to the same period in 2011, due primarily to lower net investment losses from Equity Method Limited Liability Investments and higher Dividends on Equity Securities, partially offset by lower Interest and Dividends on Fixed Maturities and higher investment expenses.

Summary of Results (continued)
Net Realized Gains on Sales of Investments were $59.9 million for the nine months ended September 30, 2012, compared to $27.8 million in 2011. Net Realized Gains on Sales of Investments were $50.9 million for the three months ended September 30, 2012, compared to Net Realized Losses on Sales of Investments of $4.2 million in 2011. In the third quarter of 2012, the Company sold $320.1 million of municipal securities at a gain of $44.9 million to take advantage of attractive pricing for such securities and for tax planning and other portfolio management purposes. Net Impairment Losses Recognized in Earnings were $4.1 million for the nine months ended September 30, 2012, compared to $6.7 million for the same period in 2011. Net Impairment Losses Recognized in Earnings were $3.2 million for the three months ended September 30, 2012, compared to $5.0 million for the same period in 2011. The Company wrote down investments in real estate by $3.1 million in the third quarter of 2012, compared to $4.9 million in the same period in 2011. The Company cannot predict if or when similar investment gains or losses may occur in the future.
Catastrophes
Catastrophe losses and LAE (excluding loss and LAE reserve development from prior accident years) were $79.5 million and $12.3 million for the nine and three months ended September 30, 2012, respectively, compared to $156.7 million and $42.7 million for the same periods in 2011. Catastrophe losses and LAE (excluding loss and LAE reserve development) by business segment for the nine and three months ended September 30, 2012 and 2011 are presented below:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Kemper Preferred	$62.7	$137.8	$9.4	$40.9
Kemper Specialty	4.7	3.7	0.9	0.7
Kemper Direct	4.8	6.2	0.4	2.2
Life and Health Insurance	7.3	9.0	1.6	(1.1)
Total Catastrophe Losses and LAE	$79.5	$156.7	$12.3	$42.7
The number of catastrophic events and catastrophe losses and LAE (excluding loss and LAE reserve development) by range of loss for the nine months ended September 30, 2012 and 2011 are presented below:

	Nine Months Ended
	Sep 30, 2012		Sep 30, 2011
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	18	$21.5	21	$36.7
$5 - $10	6	46.7	2	16.3
$10 - $15	1	11.3	1	10.8
$15 - $20	—	—	2	35.9
$20 - $25	—	—	1	24.9
Greater Than $25	—	—	1	32.1
Total	25	$79.5	28	$156.7
As shown in the preceding table, catastrophe losses and LAE decreased for the nine months ended September 30, 2012 due primarily to lower severity of losses below $5 million per event and lower frequency of losses in excess of $15 million per event, partially offset by higher frequency of losses ranging from $5 million to $10 million per event. The six events in the $5 million to $10 million range and one event in the $10 million to $15 million range for the nine months ended September 30, 2012 were related to hail or wind events in either Texas, Colorado or the Midwest and mid-Atlantic states. Events below $5 million for the nine months ended September 30, 2011 are due primarily to spring storms. In the second quarter of 2011, the United States experienced a high volume of spring storms, including a record level of tornadoes in April resulting in two events in the $15 million to $20 million range and one event which was $32.1 million. In the third quarter of 2011, the Company incurred claims related to one event in the $20 million to $25 million range which was Hurricane Irene. Catastrophe losses and LAE for the nine months ended September 30, 2011 include $24.9 million related to Hurricane Irene, of which $23.7 million is included in the Kemper Preferred segment.

Catastrophes (continued)
In late October 2012, Sandy, a named superstorm and at one point a level two hurricane while over the Atlantic ocean, caused a significant amount of damage in several northeastern states. The Company has received a substantial number of claims, largely from exposures in the state of New York, and is in the early stages of assessing damage. Even though the Company has inspected a small percentage of the claims reported to date and expects that it will take several weeks to inspect most of the affected areas to reasonably estimate its losses from Sandy, the Company currently expects such losses to be material to its fourth quarter 2012 operating results.

Loss and LAE Reserve Development
Increases (decreases) in the Company’s property and casualty loss and LAE reserves for the nine and three months ended September 30, 2012 and 2011 to recognize adverse (favorable) loss and LAE reserve development from prior accident years in continuing operations, hereinafter also referred to as “reserve development” in the discussion of segment results, is presented below:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Kemper Preferred:
Non-catastrophe	$(3.1)	$(11.6)	$(0.8)	$(7.9)
Catastrophe	(6.0)	(3.8)	(1.6)	(1.5)
Total	(9.1)	(15.4)	(2.4)	(9.4)
Kemper Specialty:
Non-catastrophe	(2.5)	(7.0)	(2.9)	(3.2)
Catastrophe	0.1	0.1	—	—
Total	(2.4)	(6.9)	(2.9)	(3.2)
Kemper Direct:
Non-catastrophe	(11.3)	(6.3)	(5.3)	(5.3)
Catastrophe	(0.2)	0.4	(0.1)	—
Total	(11.5)	(5.9)	(5.4)	(5.3)
Life and Health Insurance:
Non-catastrophe	(0.3)	(0.9)	—	—
Catastrophe	0.1	(1.0)	(0.2)	(0.3)
Total	(0.2)	(1.9)	(0.2)	(0.3)
Decrease in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	(17.2)	(25.8)	(9.0)	(16.4)
Catastrophe	(6.0)	(4.3)	(1.9)	(1.8)
Decrease in Total Loss and LAE Reserves Related to Prior Years	$(23.2)	$(30.1)	$(10.9)	$(18.2)
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
Non-GAAP Financial Measures
Underlying Losses and LAE and Underlying Combined Ratio
The following discussions for the Kemper Preferred, Kemper Specialty and Kemper Direct segments use the non-GAAP financial measures of (i) Underlying Losses and LAE and (ii) Underlying Combined Ratio. Underlying Losses and LAE (also referred to in the discussion as “Current Year Non-catastrophe Losses and LAE”) exclude the impact of catastrophe losses, and loss and LAE reserve development from prior years from the Company’s Incurred Losses and LAE, which is the most directly

Non-GAAP Financial Measures (continued)
comparable GAAP financial measure. The Underlying Combined Ratio is computed by adding the Current Year Non-catastrophe Losses and LAE Ratio with the Incurred Expense Ratio. The most directly comparable GAAP financial measure is the combined ratio, which uses total incurred losses and LAE, including the impact of catastrophe losses, and loss and LAE reserve development from prior years. The Company believes Underlying Losses and LAE and the Underlying Combined Ratio are useful to investors and are used by management to reveal the trends in the Company’s Property and Casualty insurance businesses that may be obscured by catastrophe losses and prior year reserve development. These catastrophe losses may cause the Company’s loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude and can have a significant impact on incurred losses and LAE and the combined ratio. Prior year reserve developments are caused by unexpected loss development on historical reserves. Because reserve development relates to the re-estimation of losses from earlier periods, it has no bearing on the performance of the Company’s insurance products in the current period. The Company believes it is useful for investors to evaluate these components separately and in the aggregate when reviewing the Company’s underwriting performance.
Consolidated Net Operating Income
Consolidated Net Operating Income is an after-tax, non-GAAP financial measure and is computed by excluding from Income from Continuing Operations the after-tax impact of (i) Net Realized Gains (Losses) on Sales of Investments, (ii) Net Impairment Losses Recognized in Earnings related to investments and (iii) other significant non-recurring or infrequent items that may not be indicative of ongoing operations. Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations.
The Company believes that Consolidated Net Operating Income provides investors with a valuable measure of its ongoing performance because it reveals underlying operational performance trends that otherwise might be less apparent if the items were not excluded. Net Realized Gains (Losses) on Sales of Investments and Net Impairment Losses Recognized in Earnings related to investments included in the Company’s results may vary significantly between periods and are generally driven by business decisions and external economic developments such as capital market conditions that impact the values of the Company’s investments, the timing of which is unrelated to the insurance underwriting process. Significant non-recurring items are excluded because, by their nature, they are not indicative of the Company’s business or economic trends.
These non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall underwriting profitability of the Company’s businesses.
A reconciliation of Consolidated Net Operating Income to Income from Continuing Operations for the nine and three months ended September 30, 2012 and 2011 is presented below:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Consolidated Net Operating Income	$57.2	$23.0	$24.6	$7.1
Net Income (Loss) From:
Net Realized Gains (Losses) on Sales of Investments	38.9	18.0	33.0	(2.7)
Net Impairment Losses Recognized in Earnings	(2.6)	(4.3)	(2.0)	(3.3)
Income from Continuing Operations	$93.5	$36.7	$55.6	$1.1
There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Income for the nine and three months ended September 30, 2012 and 2011.

Kemper Preferred
Selected financial information for the Kemper Preferred segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Net Premiums Written	$677.9	$657.6	$237.9	$233.3
Earned Premiums:
Automobile	$385.1	$383.0	$130.5	$128.5
Homeowners	229.4	219.6	78.4	74.3
Other Personal	41.4	40.2	14.0	13.7
Total Earned Premiums	655.9	642.8	222.9	216.5
Net Investment Income	33.6	37.8	10.8	8.2
Other Income	0.3	0.2	0.1	0.1
Total Revenues	689.8	680.8	233.8	224.8
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	448.8	435.8	154.0	148.9
Catastrophe Losses and LAE	62.7	137.8	9.4	40.9
Prior Years:
Non-catastrophe Losses and LAE	(3.1)	(11.6)	(0.8)	(7.9)
Catastrophe Losses and LAE	(6.0)	(3.8)	(1.6)	(1.5)
Total Incurred Losses and LAE	502.4	558.2	161.0	180.4
Insurance Expenses	183.0	179.1	62.4	60.5
Operating Profit (Loss)	4.4	(56.5)	10.4	(16.1)
Income Tax Benefit (Expense)	4.1	26.2	(2.0)	7.8
Segment Net Operating Income (Loss)	$8.5	$(30.3)	$8.4	$(8.3)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	68.4%	67.8%	69.1%	68.7%
Current Year Catastrophe Losses and LAE Ratio	9.6	21.4	4.2	18.9
Prior Years Non-catastrophe Losses and LAE Ratio	(0.5)	(1.8)	(0.4)	(3.6)
Prior Years Catastrophe Losses and LAE Ratio	(0.9)	(0.6)	(0.7)	(0.7)
Total Incurred Loss and LAE Ratio	76.6	86.8	72.2	83.3
Incurred Expense Ratio	27.9	27.9	28.0	27.9
Combined Ratio	104.5%	114.7%	100.2%	111.2%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	68.4%	67.8%	69.1%	68.7%
Incurred Expense Ratio	27.9	27.9	28.0	27.9
Underlying Combined Ratio	96.3%	95.7%	97.1%	96.6%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	96.3%	95.7%	97.1%	96.6%
Current Year Catastrophe Losses and LAE Ratio	9.6	21.4	4.2	18.9
Prior Years Non-catastrophe Losses and LAE Ratio	(0.5)	(1.8)	(0.4)	(3.6)
Prior Years Catastrophe Losses and LAE Ratio	(0.9)	(0.6)	(0.7)	(0.7)
Combined Ratio as Reported	104.5%	114.7%	100.2%	111.2%

Kemper Preferred (continued)
Catastrophe Frequency and Severity

	Nine Months Ended
	Sep 30, 2012		Sep 30, 2011
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	20	$28.9	21	$33.0
$5 - $10	4	33.8	2	14.6
$10 - $15	—	—	3	35.2
$20 - $25	—	—	1	23.7
Greater Than $25	—	—	1	31.3
Total	24	$62.7	28	$137.8
Insurance Reserves

(Dollars in Millions)	Sep 30, 2012	Dec 31, 2011
Insurance Reserves:
Automobile	$274.2	$274.7
Homeowners	116.0	106.2
Other Personal	38.5	35.3
Insurance Reserves	$428.7	$416.2
Insurance Reserves:
Loss Reserves:
Case	$267.0	$259.0
Incurred but Not Reported	100.0	92.9
Total Loss Reserves	367.0	351.9
LAE Reserves	61.7	64.3
Insurance Reserves	$428.7	$416.2
Earned Premiums in the Kemper Preferred segment increased by $13.1 million for the nine months ended September 30, 2012, compared to the same period in 2011, due primarily to higher volume, partially offset by lower average premium. Earned Premiums in the Kemper Preferred segment increased by $6.4 million for the three months ended September 30, 2012, compared to the same period in 2011, due primarily to higher volume, and to a lesser extent, higher average premium. Earned premiums on automobile insurance increased by $2.1 million and $2.0 million for the nine and three months ended September 30, 2012, respectively, compared to the same periods in 2011, due primarily to higher volume, partially offset by lower average premium. Earned premiums on homeowners insurance increased by $9.8 million and $4.1 million for the nine and three months ended September 30, 2012, respectively, compared to the same periods in 2011, due primarily to higher volume and, to a lesser extent, higher average premium. Earned premiums on other personal insurance increased by $1.2 million and $0.3 million for the nine and three months ended September 30, 2012, respectively, compared to the same periods in 2011, due primarily to higher volume.
Net Investment Income in the Kemper Preferred segment decreased by $4.2 million for the nine months ended September 30, 2012, compared to the same period in 2011, due primarily to lower net investment income from Equity Method Limited Liability Investments, lower dividend income from common stock and other equity interests, partially offset by a higher level of allocated investments. Net investment income from Equity Method Limited Liability Investments was $2.7 million for the nine months ended September 30, 2012, compared to $7.2 million for the same period in 2011.
Net Investment Income in the Kemper Preferred segment increased by $2.6 million for the three months ended September 30, 2012, compared to the same period in 2011, due primarily to higher net investment income from Equity Method Limited Liability Investments. Net investment income from Equity Method Limited Liability Investments was $0.5 million for the three months ended September 30, 2012, compared to a net investment loss of $2.1 million for the same period in 2011.

Kemper Preferred (continued)
Operating results in the Kemper Preferred segment increased by $60.9 million before taxes for the nine months ended September 30, 2012, compared to the same period in 2011, due primarily to lower incurred catastrophe losses and LAE, partially offset by lower levels of favorable loss and LAE reserve development, lower Net Investment Income and higher underlying losses and LAE as a percentage of earned premiums. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums were 68.4% for the nine months ended September 30, 2012, compared to 67.8% for the same period in 2011. Kemper Preferred continues to take actions intended to improve profitability, including additional rate increases, enhanced pricing segmentation, higher deductibles, in particular for wind or hail events, and other underwriting actions.
Operating results in the Kemper Preferred segment increased by $26.5 million before taxes for the three months ended September 30, 2012, compared to the same period in 2011, due primarily to lower incurred catastrophe losses and LAE and higher Net Investment Income, partially offset by lower levels of favorable loss and LAE reserve development.
Automobile insurance incurred losses and LAE were $292.1 million, or 75.9% of automobile insurance earned premiums, for the nine months ended September 30, 2012, compared to $284.9 million, or 74.4% of automobile insurance earned premiums, for the same period in 2011. Automobile insurance incurred losses as a percentage of automobile earned premiums increased by 1.5% due primarily to higher underlying losses and LAE as a percentage of automobile insurance earned premiums and an unfavorable impact from a change in loss and LAE reserve development, partially offset by lower incurred catastrophe losses and LAE (excluding development). Underlying losses and LAE as a percentage of automobile insurance earned premiums were 73.6% for the nine months ended September 30, 2012, compared to 71.4% for the same period in 2011. Underlying losses and LAE as a percentage of automobile insurance earned premiums increased due primarily to higher severity in physical damage, property damage and uninsured and underinsured motorist coverages and higher frequency in bodily injury coverages, partially offset by lower frequency in comprehensive coverages and lower severity in personal injury protection and bodily injury coverages. Unfavorable loss and LAE reserve development was $2.7 million for the nine months ended September 30, 2012, compared to favorable loss and LAE reserve development of $2.4 million for the same period in 2011. Catastrophe losses and LAE (excluding development) were $6.1 million for the nine months ended September 30, 2012, compared to $13.9 million in 2011.
Automobile insurance incurred losses and LAE were $100.6 million, or 77.1% of automobile insurance earned premiums, for the three months ended September 30, 2012, compared to $95.4 million, or 74.2% of automobile insurance earned premiums, for the same period in 2011. Automobile insurance incurred losses and LAE as a percentage of automobile earned premiums increased by 2.9% due primarily to higher underlying losses and LAE as a percentage of automobile insurance earned premiums and an unfavorable impact from a change in loss and LAE reserve development from prior years, partially offset by lower incurred catastrophe losses and LAE (excluding development). Underlying losses and LAE as a percentage of automobile insurance earned premiums were 75.8% for the three months ended September 30, 2012, compared to 73.2% in 2011. Underlying losses and LAE for the three months ended September 30, 2012 included $0.4 million of unfavorable development from the first two quarters of 2012. Underlying losses and LAE for the three months ended September 30, 2011 included $1.1 million of favorable development from the first two quarters of 2011. Excluding such development, underlying losses and LAE as a percentage of automobile insurance earned premiums were 75.5% for the three months ended September 30, 2012, compared to 74.1% in 2011, an increase of 1.4%, due primarily to higher severity in physical damage and uninsured and underinsured motorist coverages, partially offset by lower severity in personal injury protection coverages. Unfavorable loss and LAE reserve development from prior years was $1.0 million for the three months ended September 30, 2012, compared to favorable loss and LAE reserve development from prior years of $2.9 million in 2011. Catastrophe losses and LAE (excluding development) were $0.6 million for the three months ended September 30, 2012, compared to $4.3 million in 2011.
Homeowners insurance incurred losses and LAE were $187.8 million, or 81.9% of homeowners insurance earned premiums, for the nine months ended September 30, 2012, compared to $251.7 million, or 114.6% of homeowners insurance earned premiums, for the same period in 2011. Homeowners insurance incurred losses and LAE as a percentage of homeowners insurance earned premiums decreased due primarily to lower catastrophe losses and LAE (excluding development), the impact of higher levels of favorable catastrophe loss and LAE reserve development, lower underlying losses and LAE as a percentage of homeowners insurance earned premiums, partially offset by an unfavorable impact from a change in non-catastrophe loss and LAE reserve development. Catastrophe losses and LAE (excluding development) on homeowners insurance were $53.6 million for the nine months ended September 30, 2012, compared to $118.3 million in 2011. Catastrophe losses and LAE incurred for the nine months ended September 30, 2012 were due in part to several hail storms throughout the United States, with the largest catastrophe losses and LAE incurred in Texas and Colorado. For the nine months ended September 30, 2011, the catastrophe losses were primarily related to Hurricane Irene and several severe tornadoes and other storms throughout the United States. Favorable catastrophe loss and LAE reserve development was $5.7 million for the nine months ended

Kemper Preferred (continued)
September 30, 2012, compared to $4.0 million in 2011. Underlying losses and LAE as a percentage of homeowners insurance earned premiums were 62.6% for the nine months ended September 30, 2012, compared to 65.4% in 2011. Underlying losses and LAE as a percentage of homeowners insurance earned premiums decreased by 2.8% due primarily to lower non-catastrophe storm losses partially offset by higher fire losses. Favorable non-catastrophe loss and LAE reserve development was $3.6 million for the nine months ended September 30, 2012, compared to $6.3 million in 2011.
Homeowners insurance incurred losses and LAE were $53.2 million, or 67.9% of homeowners insurance earned premiums, for the three months ended September 30, 2012, compared to $79.2 million, or 106.6% of homeowners insurance earned premiums, for the same period in 2011. Homeowners insurance incurred losses and LAE decreased by $26.0 million for the three months ended September 30, 2012 due primarily to lower catastrophe losses and LAE (excluding development) and lower underlying losses and LAE as a percentage of homeowners insurance earned premiums, partially offset by lower levels of favorable non-catastrophe loss and LAE reserve development. Catastrophe losses and LAE (excluding development) were $8.7 million for the three months ended September 30, 2012, compared to $34.5 million in 2011. Underlying losses and LAE as a percentage of homeowners insurance earned premiums were 61.0% for the three months ended September 30, 2012, compared to 65.7% in 2011. Underlying losses and LAE as a percentage of homeowners insurance earned premiums decreased due primarily to lower non-catastrophe storm losses and lower fire losses. Favorable non-catastrophe loss and LAE reserve development was $1.6 million for the three months ended September 30, 2012, compared to $2.6 million in 2011.
Other personal insurance incurred losses and LAE were $22.5 million for the nine months ended September 30, 2012, compared to $21.6 million for the same period in 2011. Other personal insurance incurred losses and LAE increased by $0.9 million due primarily to higher underlying losses and LAE, partially offset by lower catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE were $21.9 million for the nine months ended September 30, 2012, compared to $18.6 million in 2011. Catastrophe losses and LAE (excluding development) were $3.0 million for the nine months ended September 30, 2012, compared to $5.6 million in 2011. Favorable loss and LAE reserve development was $2.4 million for the nine months ended September 30, 2012, compared to $2.6 million for the same period in 2011.
Other personal insurance incurred losses and LAE were $7.2 million for the three months ended September 30, 2012, compared to $5.8 million for the same period in 2011. Other personal insurance incurred losses and LAE increased by $1.4 million due primarily to lower levels of favorable loss and LAE reserve development and higher underlying losses and LAE, partially offset by lower catastrophe losses and LAE (excluding development). Favorable loss and LAE reserve development was $0.2 million for the three months ended September 30, 2012, compared to $2.3 million in 2011. Underlying losses and LAE were $7.3 million for the three months ended September 30, 2012, compared to $6.0 million in 2011. Catastrophe losses and LAE (excluding development) were $0.1 million for the three months ended September 30, 2012, compared to $2.1 million in 2011.
Insurance Expenses increased by $3.9 million for the nine months ended September 30, 2012, compared to the same period in 2011, due primarily to higher acquisition expenses related to increased new business production and a refund received in 2011 from a wind pool that did not recur in 2012. Insurance Expenses increased by $1.9 million for the three months ended September 30, 2012, compared to the same period in 2011, due primarily to higher acquisition expenses related to increased new business production.
The Kemper Preferred segment reported Segment Net Operating Income of $8.5 million and $8.4 million for the nine and three months ended September 30, 2012, respectively, compared to Segment Net Operating Loss of $30.3 million and $8.3 million for the same periods in 2011. The Kemper Preferred segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $16.0 million for the nine months ended September 30, 2012, compared to $18.6 million for the same period in 2011. Tax-exempt investment income and dividends received deductions were $4.6 million for the three months ended September 30, 2012, compared to $6.1 million for the same period in 2011.

Kemper Specialty
Selected financial information for the Kemper Specialty segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Net Premiums Written	$320.2	$338.2	$103.9	$109.3
Earned Premiums:
Personal Automobile	$285.6	$306.9	$92.9	$100.9
Commercial Automobile	31.7	29.8	11.0	10.1
Total Earned Premiums	317.3	336.7	103.9	111.0
Net Investment Income	14.4	17.5	4.5	3.7
Other Income	0.2	0.4	0.1	0.2
Total Revenues	331.9	354.6	108.5	114.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	259.4	270.9	84.2	86.8
Catastrophe Losses and LAE	4.7	3.7	0.9	0.7
Prior Years:
Non-catastrophe Losses and LAE	(2.5)	(7.0)	(2.9)	(3.2)
Catastrophe Losses and LAE	0.1	0.1	—	—
Total Incurred Losses and LAE	261.7	267.7	82.2	84.3
Insurance Expenses	67.7	68.0	23.1	23.5
Operating Profit	2.5	18.9	3.2	7.1
Income Tax Benefit (Expense)	1.5	(3.5)	(0.5)	(1.4)
Segment Net Operating Income	$4.0	$15.4	$2.7	$5.7

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	81.8%	80.5%	81.0%	78.2%
Current Year Catastrophe Losses and LAE Ratio	1.5	1.1	0.9	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	(0.8)	(2.1)	(2.8)	(2.9)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Total Incurred Loss and LAE Ratio	82.5	79.5	79.1	75.9
Incurred Expense Ratio	21.3	20.2	22.2	21.2
Combined Ratio	103.8%	99.7%	101.3%	97.1%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	81.8%	80.5%	81.0%	78.2%
Incurred Expense Ratio	21.3	20.2	22.2	21.2
Underlying Combined Ratio	103.1%	100.7%	103.2%	99.4%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	103.1%	100.7%	103.2%	99.4%
Current Year Catastrophe Losses and LAE Ratio	1.5	1.1	0.9	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	(0.8)	(2.1)	(2.8)	(2.9)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—	—
Combined Ratio as Reported	103.8%	99.7%	101.3%	97.1%

Kemper Specialty (continued)
Insurance Reserves

(Dollars in Millions)	Sep 30, 2012	Dec 31, 2011
Insurance Reserves:
Personal Automobile	$167.4	$166.6
Commercial Automobile	40.8	51.5
Other	7.4	7.8
Insurance Reserves	$215.6	$225.9
Insurance Reserves:
Loss Reserves:
Case	$132.7	$135.1
Incurred but Not Reported	45.6	47.7
Total Loss Reserves	178.3	182.8
LAE Reserves	37.3	43.1
Insurance Reserves	$215.6	$225.9
Earned Premiums in the Kemper Specialty segment decreased by $19.4 million and $7.1 million for the nine and three months ended September 30, 2012, respectively, compared to the same periods in 2011, due to lower earned premiums on personal automobile insurance, partially offset by higher earned premiums on commercial automobile insurance. Personal automobile insurance earned premiums decreased by $21.3 million and $8.0 million for the nine and three months ended September 30, 2012, respectively, due to lower volume, partially offset by higher average premium. Personal automobile insurance policies in force were approximately 275,000 at September 30, 2012, compared to 302,000 at the beginning of 2012. Commercial automobile insurance earned premiums increased by $1.9 million and $0.9 million for the nine and three months ended September 30, 2012, respectively, due primarily to higher volume.
Net Investment Income in the Kemper Specialty segment decreased by $3.1 million for the nine months ended September 30, 2012, compared to the same period in 2011, due primarily to lower net investment income from Equity Method Limited Liability Investments and lower dividend income from common stocks and other equity interests. Net Investment Income increased by $0.8 million for the three months ended September 30, 2012, compared to the same period in 2011, due primarily to higher net investment income from Equity Method Limited Liability Investments. The Kemper Specialty segment reported net investment income of $1.2 million from Equity Method Limited Liability Investments for the nine months ended September 30, 2012, compared to $3.3 million in 2011. The Kemper Specialty segment reported net investment income of $0.3 million from Equity Method Limited Liability Investments for the three months ended September 30, 2012, compared to a loss of $1.0 million in 2011.
The Kemper Specialty segment reported Operating Profit of $2.5 million and $3.2 million for the nine and three months ended September 30, 2012, respectively, compared to $18.9 million and $7.1 million for the same periods in 2011. Operating Profit in the Kemper Specialty segment decreased for both the nine and three months ended September 30, 2012, compared to the same periods in 2011, due primarily to lower levels of favorable loss and LAE reserve development, higher underlying losses and LAE as a percentage of earned premiums and higher underwriting expenses as a percentage of earned premiums.
Personal automobile insurance incurred losses and LAE were $249.9 million, or 87.5% of personal automobile insurance earned premiums, for the nine months ended September 30, 2012, compared to $248.2 million, or 80.9% of personal automobile insurance earned premiums, for the same period in 2011. Personal automobile insurance incurred losses and LAE as a percentage of personal automobile insurance earned premiums increased due primarily to an unfavorable impact from a change in loss and LAE reserve development and higher underlying losses and LAE as a percentage of personal automobile earned premiums. Unfavorable loss and LAE reserve development on personal automobile insurance was $10.4 million for the nine months ended September 30, 2012 and was related primarily to the 2011 and 2010 accident years. Favorable loss and LAE reserve development was $4.3 million for the nine months ended September 30, 2011. Catastrophe losses and LAE (excluding development) were $4.6 million for the nine months ended September 30, 2012, compared to $3.7 million in 2011. Underlying losses and LAE as a percentage of personal automobile insurance earned premiums were 82.2% for the nine months ended September 30, 2012, compared to 81.1% in 2011, and increased due primarily to higher LAE as a percentage of personal automobile earned premiums.

Kemper Specialty (continued)
Personal automobile insurance incurred losses and LAE were $75.6 million, or 81.4% of personal automobile insurance earned premiums, for the three months ended September 30, 2012, compared to $78.6 million, or 77.9% of personal automobile insurance earned premiums, for the same period in 2011. Personal automobile insurance incurred losses and LAE as a percentage of personal automobile insurance earned premiums increased due primarily to lower levels of favorable loss and LAE reserve development and higher underlying losses and LAE as a percentage of personal automobile insurance earned premiums. Loss and LAE reserve development from prior years had a favorable effect of $0.9 million for the three months ended September 30, 2012 and was related primarily to the 2011 and 2010 accident years. Loss and LAE reserve development from prior years had a favorable effect of $2.4 million for the three months ended September 30, 2011. Catastrophe losses and LAE were $0.9 million for the three months ended September 30, 2012, compared to $0.6 million in 2011. Underlying losses and LAE as a percentage of personal automobile insurance earned premiums were 81.4% for the three months ended September 30, 2012, compared to 79.7% for the same period in 2011. Underlying loss and LAE for the three months ended September 30, 2012 included unfavorable development of $1.1 million from the first two quarters of 2012. Underlying loss and LAE for the three months ended September 30, 2011 included $2.1 million of favorable development from the first two quarters of 2011. Excluding the impact of such development, underlying losses and LAE as a percentage of personal automobile insurance earned premiums were 80.1% for the three months ended September 30, 2012, compared to 81.7% in 2011, and decreased due primarily to improved bodily injury results resulting from the rate of increase in average earned premiums outpacing the rate of increase in average claim cost, partially offset by an increase in the underlying loss ratio for collision driven by increased frequency.
Commercial automobile insurance incurred losses and LAE were $11.8 million for the nine months ended September 30, 2012, compared to $19.1 million for the same period in 2011. Commercial automobile insurance incurred losses and LAE decreased by $7.3 million for the nine months ended September 30, 2012, compared to the same period in 2011, due primarily to higher levels of favorable loss and LAE reserve development, partially offset by higher underlying losses and LAE as a percentage of commercial automobile insurance earned premiums. Favorable loss and LAE reserve development was $12.8 million for the nine months ended September 30, 2012, of which $6.7 million related to 2011 and 2010 accident years, with the balance of $6.1 million dispersed over several older accident years. Favorable loss and LAE reserve development was $3.0 million for the nine months ended September 30, 2011. Underlying losses and LAE as a percentage of commercial automobile insurance earned premiums were 77.3% for the nine months ended September 30, 2012, compared to 73.8% in 2011, and increased due primarily to higher frequency associated with most coverages.
Commercial automobile insurance incurred losses and LAE were $6.6 million for the three months ended September 30, 2012, compared to $5.7 million for the same period in 2011. Commercial automobile insurance incurred losses and LAE increased by $0.9 million for the three months ended September 30, 2012, compared to the same period in 2011, due primarily to higher underlying losses and LAE, partially offset by higher levels of favorable development. Underlying losses and LAE as a percentage of commercial automobile insurance earned premiums were 77.7% for the three months ended September 30, 2012, compared to 65.3% in 2011, and increased due primarily to higher frequency of bodily injury claims and higher frequency and severity of property damage and collision claims. Favorable loss and LAE reserve development was $2.0 million for the three months ended September 30, 2012, of which $1.1 million related to 2011 and 2010 accident years, with the balance of $0.9 million dispersed over several older accident years. Favorable loss and LAE reserve development was $0.8 million for the three months ended September 30, 2011.
Other insurance consists of certain reinsurance pools in run-off and other personal insurance in run-off. Unfavorable loss and LAE reserve development on certain reinsurance pools in run-off was $0.4 million for the nine months ended September 30, 2011. There was no loss and LAE reserve development on reinsurance pools in run-off for the nine and three months ended September 30, 2012.
Insurance expenses as a percentage of earned premiums was 21.3% for the nine months ended September 30, 2012, compared to 20.2% in 2011. Insurance expenses as a percentage of earned premiums was 22.2% for the three months ended September 30, 2012, compared to 21.2% in 2011. Insurance expenses as a percentage of earned premiums increased for the nine and three months ended September 30, 2012, compared to the same periods in 2011, due primarily to higher expenses associated with information technology initiatives.
Kemper Specialty reported Segment Net Operating Income of $4.0 million and $2.7 million for the nine and three months ended September 30, 2012, respectively, compared to $15.4 million and $5.7 million for the nine and three months ended September 30, 2011, respectively. The Kemper Specialty segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $6.8 million and $1.9 million for the nine and three months ended September 30, 2012, respectively, compared to $8.5 million and $2.7 million for the same periods in 2011.

Kemper Direct
Selected financial information for the Kemper Direct segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Net Premiums Written	$115.5	$163.5	$35.9	$52.0
Earned Premiums:
Automobile	$123.9	$164.8	$37.9	$52.0
Homeowners	7.2	6.8	2.4	2.3
Other Personal	0.1	0.2	—	0.1
Total Earned Premiums	131.2	171.8	40.3	54.4
Net Investment Income	10.7	13.6	3.4	2.8
Other Income	—	0.1	—	0.1
Total Revenues	141.9	185.5	43.7	57.3
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	111.5	145.7	33.8	44.9
Catastrophe Losses and LAE	4.8	6.2	0.4	2.2
Prior Years:
Non-catastrophe Losses and LAE	(11.3)	(6.3)	(5.3)	(5.3)
Catastrophe Losses and LAE	(0.2)	0.4	(0.1)	—
Total Incurred Losses and LAE	104.8	146.0	28.8	41.8
Insurance Expenses	44.0	59.1	13.3	19.3
Operating Profit (Loss)	(6.9)	(19.6)	1.6	(3.8)
Income Tax Benefit (Expense)	4.2	9.2	(0.1)	2.1
Segment Net Operating Income (Loss)	$(2.7)	$(10.4)	$1.5	$(1.7)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	85.0%	84.9%	83.9%	82.5%
Current Year Catastrophe Losses and LAE Ratio	3.7	3.6	1.0	4.0
Prior Years Non-catastrophe Losses and LAE Ratio	(8.6)	(3.7)	(13.2)	(9.7)
Prior Years Catastrophe Losses and LAE Ratio	(0.2)	0.2	(0.2)	—
Total Incurred Loss and LAE Ratio	79.9	85.0	71.5	76.8
Incurred Expense Ratio	33.5	34.4	33.0	35.5
Combined Ratio	113.4%	119.4%	104.5%	112.3%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	85.0%	84.9%	83.9%	82.5%
Incurred Expense Ratio	33.5	34.4	33.0	35.5
Underlying Combined Ratio	118.5%	119.3%	116.9%	118.0%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	118.5%	119.3%	116.9%	118.0%
Current Year Catastrophe Losses and LAE Ratio	3.7	3.6	1.0	4.0
Prior Years Non-catastrophe Losses and LAE Ratio	(8.6)	(3.7)	(13.2)	(9.7)
Prior Years Catastrophe Losses and LAE Ratio	(0.2)	0.2	(0.2)	—
Combined Ratio as Reported	113.4%	119.4%	104.5%	112.3%

Kemper Direct (continued)
Insurance Reserves

(Dollars in Millions)	Sep 30, 2012	Dec 31, 2011
Insurance Reserves:
Automobile	$191.7	$216.5
Homeowners	4.3	4.8
Other	2.0	2.6
Insurance Reserves	$198.0	$223.9
Insurance Reserves:
Loss Reserves:
Case	$126.0	$140.9
Incurred but Not Reported	46.8	54.0
Total Loss Reserves	172.8	194.9
LAE Reserves	25.2	29.0
Insurance Reserves	$198.0	$223.9
Earned Premiums in the Kemper Direct segment decreased by $40.6 million and $14.1 million for the nine and three months ended September 30, 2012, respectively, compared to the same periods in 2011, due primarily to lower volume, partially offset by higher average premium. On July 19, 2012, Kemper announced that it was reviewing strategic options for Kemper Direct and that Kemper Direct would cease direct marketing activities. The Kemper Direct segment expects that its policies in-force will decline 25% to 35% over the next twelve months as a result of this action and other actions related to this announcement. Kemper Direct is continuing to process policy renewals, as well as fulfillment via the web, affinity groups and worksite arrangements while the Company evaluates the best options internally and externally for these channels.
Net Investment Income in the Kemper Direct segment decreased by $2.9 million for the nine months ended September 30, 2012, compared to the same period in 2011, due primarily to lower net investment income from Equity Method Limited Liability Investments and lower dividend income from common stocks and other equity interests. Net investment income from Equity Method Limited Liability Investments was $0.8 million for the nine months ended September 30, 2012, compared to $2.6 million in 2011.
Net Investment Income in the Kemper Direct segment increased by $0.6 million for the three months ended September 30, 2012, compared to the same period in 2011, due primarily to higher net investment income from Equity Method Limited Liability Investments. Net investment income from Equity Method Limited Liability Investments was $0.1 million for the three months ended September 30, 2012, compared to a net investment loss of $0.8 million in 2011.
The Kemper Direct segment reported an Operating Loss of $6.9 million for the nine months ended September 30, 2012, compared to $19.6 million for the same period in 2011. Operating results improved in the Kemper Direct segment for the nine months ended September 30, 2012, compared to 2011, due primarily to higher levels of favorable reserve development, lower levels of unprofitable business and lower underwriting expenses, partially offset by lower net investment income.
The Kemper Direct segment reported Operating Profit of $1.6 million for the three months ended September 30, 2012, compared to an Operating Loss of $3.8 million for the same period in 2011. Operating results improved in the Kemper Direct segment for the three months ended September 30, 2012, compared to 2011, due primarily to lower levels of unprofitable business, lower incurred catastrophe losses and LAE (excluding development) and lower underwriting expenses.
Incurred losses and LAE were $104.8 million, or 79.9% as a percentage of earned premiums, for the nine months ended September 30, 2012, compared to $146.0 million, or 85.0% as a percentage of earned premiums, for the same period in 2011. Incurred losses and LAE decreased for the nine months ended September 30, 2012 due primarily to the impact of lower earned premiums and higher levels of favorable loss and LAE reserve development. Favorable loss and LAE reserve development was $11.5 million for the nine months ended September 30, 2012, compared to $5.9 million in 2011. Underlying losses and LAE as a percentage of earned premiums were 85.0% for the nine months ended September 30, 2012, compared to 84.9% in 2011. Underlying losses and LAE as a percentage of earned premiums increased due primarily to higher underlying losses as a percentage of earned premiums on automobile insurance, partially offset by lower underlying losses as a percentage of earned premiums on homeowners insurance.

Kemper Direct (continued)
Incurred losses and LAE were $28.8 million, or 71.5% as a percentage of earned premiums, for the three months ended September 30, 2012, compared to $41.8 million, or 76.8% as a percentage of earned premiums, for the same period in 2011. Incurred losses and LAE decreased for the three months ended September 30, 2012 due primarily to the impact of lower earned premiums and lower incurred catastrophe losses and LAE (excluding development), partially offset by higher underlying losses and LAE as a percentage of earned premiums. Favorable loss and LAE reserve development was $5.4 million for the three months ended September 30, 2012, compared to $5.3 million in 2011. Catastrophe losses and LAE (excluding development) was $0.4 million for the three months ended September 30, 2012, compared to $2.2 million in 2011. Underlying losses and LAE as a percentage of earned premiums was 83.9% for the three months ended September 30, 2012, compared to 82.5% in 2011. Underlying losses and LAE as a percentage of earned premiums increased due primarily to higher loss adjustment expenses as a percentage of earned premiums, higher underlying losses as a percentage of earned premiums on automobile insurance, partially offset by lower underlying losses as a percentage of earned premiums on homeowners insurance.
Insurance Expenses as a percentage of earned premiums were 33.5% for the nine months ended September 30, 2012, compared to 34.4% for the same period in 2011. Insurance Expenses as a percentage of earned premiums decreased for the nine months ended September 30, 2012, compared to 2011, due primarily to reduced acquisition and marketing related expenses, partially offset by other underwriting costs not declining at the same pace as earned premiums. Insurance Expenses as a percentage of earned premiums were 33.0% for the three months ended September 30, 2012, compared to 35.5% in 2011. Insurance Expenses as a percentage of earned premiums decreased for the three months ended September 30, 2012, compared to 2011, due primarily to reduced acquisition and marketing related expenses.
The Kemper Direct segment reported a Segment Net Operating Loss of $2.7 million for the nine months ended September 30, 2012, compared to $10.4 million for the same period in 2011. The Kemper Direct segment reported Segment Net Operating Income of $1.5 million for the three months ended September 30, 2012, compared to a Segment Net Operating Loss of $1.7 million for the same period in 2011. The Kemper Direct segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $5.1 million for the nine months ended September 30, 2012, compared to $6.6 million for the same period in 2011. Tax-exempt investment income and dividends received deductions were $1.4 million for the three months ended September 30, 2012, compared to $2.0 million for the same period in 2011.

Life and Health Insurance
Selected financial information for the Life and Health Insurance segment follows:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Earned Premiums:
Life	$296.0	$297.1	$98.4	$98.0
Accident and Health	124.2	124.6	41.3	41.9
Property	61.7	64.1	20.5	21.2
Total Earned Premiums	481.9	485.8	160.2	161.1
Net Investment Income	153.5	147.3	48.1	42.5
Other Income	0.1	0.1	—	—
Total Revenues	635.5	633.2	208.3	203.6
Policyholders’ Benefits and Incurred Losses and LAE	300.2	297.1	96.7	93.0
Insurance Expenses	232.6	231.5	82.2	80.7
Operating Profit	102.7	104.6	29.4	29.9
Income Tax Expense	(36.2)	(36.9)	(10.2)	(10.2)
Segment Net Operating Income	$66.5	$67.7	$19.2	$19.7
Insurance Reserves

(Dollars in Millions)	Sep 30, 2012	Dec 31, 2011
Insurance Reserves:
Future Policyholder Benefits	$3,093.4	$3,046.8
Incurred Losses and LAE Reserves:
Life	34.7	33.8
Accident and Health	21.7	22.1
Property	10.5	8.3
Total Incurred Losses and LAE Reserves	66.9	64.2
Insurance Reserves	$3,160.3	$3,111.0
Earned Premiums in the Life and Health Insurance segment decreased by $3.9 million and $0.9 million for the nine and three months ended September 30, 2012, respectively, compared to the same periods in 2011. Earned premiums on life insurance decreased by $1.1 million for the nine months ended September 30, 2012, compared to 2011, due primarily to lower volume of insurance. Earned premiums on life insurance increased by $0.4 million for the three months ended September 30, 2012, compared to 2011. Earned premiums on life insurance for the three months ended September 30, 2011 included an adjustment of $0.7 million to reclassify the change in deferred profit reserves for the first two quarters of 2011 from earned premiums to policyholders’ benefits on life insurance. Excluding the reclassification adjustment, earned premiums on life insurance decreased by $0.3 million for the three months ended September 30, 2012, compared to 2011, due primarily to lower volume, partially offset by higher average premium. Earned premiums on property insurance decreased by $2.4 million and $0.7 million for the nine and three months ended September 30, 2012, respectively, compared to the same periods in 2011, due primarily to lower volume of insurance from the run-off and, in certain geographical areas, the non-renewal of dwelling coverage. Earned premiums on accident and health insurance decreased by $0.4 million and $0.6 million for the nine and three months ended September 30, 2012, respectively, compared to the same periods in 2011, due primarily to lower volume of insurance resulting from the suspension of sales of certain health insurance products described below and, to a lesser extent, lower volume of Medicare supplement insurance, partially offset by higher volume of supplemental health insurance products and higher average premium.
Approximately 39%, or $48.2 million, of the Life and Health Insurance segment’s accident and health insurance earned premiums for the nine months ended September 30, 2012 were derived from health insurance products that may be adversely impacted by the Patient Protection and Affordable Care Act (“PPACA”), compared to approximately 44%, or $54.3 million, for

Life and Health Insurance (continued)
the same period in 2011. At the end of 2011, Reserve National Insurance Company (“Reserve National”) suspended sales of such affected health insurance products. During 2011, Reserve National also began transitioning its sales to other health insurance products that are not expected to be as severely impacted by PPACA. There can be no assurance that the transition will fully offset the impact from suspending sales of the affected health insurance products.
Net Investment Income increased by $6.2 million for the nine months ended September 30, 2012, compared to the same period in 2011, due primarily to higher investment income from Equity Method Limited Liability Investments, partially offset by lower book yields on fixed maturities. Net investment income from Equity Method Limited Liability Investments was $2.1 million for the nine months ended September 30, 2012, compared to a loss of $7.1 million in 2011. Net Investment Income increased by $5.6 million for the three months ended September 30, 2012, compared to the same period in 2011, due primarily to lower investment losses from Equity Method Limited Liability Investments. Net investment loss from Equity Method Limited Liability Investments was $1.5 million for the three months ended September 30, 2012, compared to $9.3 million in 2011.
Operating Profit in the Life and Health Insurance segment was $102.7 million for the nine months ended September 30, 2012, compared to $104.6 million for the same period in 2011. Policyholders’ Benefits and Incurred Losses and LAE increased by $3.1 million in 2012 due primarily to higher policyholders’ benefits on life insurance and the impact of Loss and LAE reserve development on property insurance, partially offset by lower catastrophe losses and LAE and lower underlying losses on property insurance. Policyholders’ benefits on life insurance were $200.2 million for the nine months ended September 30, 2012, compared to $193.0 million in 2011, an increase of $7.2 million. Policyholder benefits on life insurance increased due primarily to a reserve adjustment in the first quarter of 2011 associated with correcting expiry dates for certain extended term life insurance policies and a lower level of net lapse, partially offset by better mortality experience. Incurred accident and health insurance losses were $67.1 million, or 54.0% of accident and health insurance earned premiums, for the nine months ended September 30, 2012, compared to $67.7 million, or 54.3% of accident and health insurance earned premiums, in 2011. Incurred accident and health insurance losses decreased due primarily to lower frequency of Medicare supplement insurance claims and, to a lesser extent, lower frequency of hospitalization and limited benefit insurance products, partially offset by a higher average incurred claim cost for Medicare supplement insurance and, to a lesser extent, a higher average incurred claim cost for hospitalization and limited benefit insurance products. Incurred Losses and LAE on property insurance were $32.9 million for the nine months ended September 30, 2012, compared to $36.3 million in 2011. Underlying losses and LAE on property insurance were $25.8 million, or 41.8%, for the nine months ended September 30, 2012, compared to $29.2 million, or 45.6%, in 2011. Catastrophe losses and LAE were $7.3 million for the nine months ended September 30, 2012, compared to $9.0 million in 2011. Favorable loss reserve development on property insurance for the nine months ended September 30, 2012 was $0.2 million, compared to $1.9 million in 2011.
Operating Profit in the Life and Health Insurance segment was $29.4 million for the three months ended September 30, 2012, compared to $29.9 million for the same period in 2011. Operating Profit decreased for the three months ended September 30, 2012 due primarily to higher policyholders’ benefits on life insurance, higher catastrophe losses and LAE on property insurance and higher insurance expenses, partially offset by higher net investment income and lower underlying losses as a percentage of earned premiums on property insurance. Policyholders’ Benefits and Incurred Losses and LAE increased by $3.7 million for the three months ended September 30, 2012 due primarily to higher catastrophe losses and LAE and higher policyholders’ benefits on life insurance, partially offset by lower underlying losses on property insurance and lower incurred losses and LAE on accident and health insurance. Policyholders’ benefits on life insurance were $64.5 million for the three months ended September 30, 2012, compared to $61.9 million in 2011, an increase of $2.6 million. Incurred accident and health insurance losses were $22.1 million, or 53.5% of accident and health insurance earned premiums, for the three months ended September 30, 2012, compared to $22.5 million, or 53.7% of accident and health insurance earned premiums, in 2011. Incurred accident and health insurance losses decreased due primarily to a lower frequency of Medicare supplement insurance claims and, to a lesser extent, lower frequency of hospitalization and limited benefit insurance products, partially offset by a higher average incurred claim cost for Medicare supplement insurance. Incurred Losses and LAE on property insurance were $10.1 million for the three months ended September 30, 2012, compared to $8.5 million in 2011. Underlying losses and LAE on property insurance were $8.7 million, or 42.4%, for the three months ended September 30, 2012, compared to $9.9 million, or 46.7%, in 2011. Catastrophe losses and LAE were $1.6 million for the three months ended September 30, 2012 and included a loss of $4.1 million from Hurricane Isaac, partially offset by a benefit of $2.6 million due to a change in the Company’s reinsurance agreement with Capitol that capped the losses that the Company assumed from Capitol in the second quarter of 2012 . See Note 15, “Relationships with Mutual Insurance Companies,” to the Condensed Consolidated Financial Statements. Catastrophe losses and LAE for the three months ended September 30, 2011 were a benefit of $1.1 million and included $1.9 million of favorable development from catastrophes that occurred in the first two quarters of 2011, partially offset by $0.8 million of losses and LAE from catastrophes that occurred in the third quarter of 2011.

Life and Health Insurance (continued)
Segment Net Operating Income in the Life and Health Insurance segment was $66.5 million for the nine months ended September 30, 2012, compared to $67.7 million for the same period in 2011. Segment Net Operating Income in the Life and Health Insurance segment was $19.2 million for the three months ended September 30, 2012, compared to $19.7 million for the same period in 2011.
Certain state insurance regulators, legislators and treasurers are involved in an array of initiatives that could result in significant changes to unclaimed property laws and claims handling practices with respect to life insurance policies. These initiatives seek, in various ways, to impose a new duty on the part of life insurers to proactively search for deaths of their insureds. It is the Company’s position that state officials lack authority to establish new procedures that change existing contracts. See the Company’s Risk Factor set forth in Item 1A. of Part II of this Quarterly Report on Form 10-Q, Note 13, “Contingencies,” to the Condensed Consolidated Financial Statements, and the section of this MD&A entitled “Liquidity and Capital Resources” for additional information about these matters.
Investment Results
Investment Income
Net Investment Income for the nine and three months ended September 30, 2012 and 2011 was:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Investment Income:
Interest and Dividends on Fixed Maturities	$185.7	$183.8	$59.7	$61.8
Dividends on Equity Securities	18.7	19.2	7.3	6.0
Short-term Investments	0.2	0.1	0.1	—
Loans to Policyholders	14.0	13.1	4.7	4.4
Real Estate	20.0	19.4	7.0	6.7
Equity Method Limited Liability Investments	7.2	7.2	(0.6)	(13.7)
Other	—	0.1	(0.1)	—
Total Investment Income	245.8	242.9	78.1	65.2
Investment Expenses:
Real Estate	18.8	19.0	6.4	6.2
Other Investment Expenses	4.0	1.2	1.3	0.4
Total Investment Expenses	22.8	20.2	7.7	6.6
Net Investment Income	$223.0	$222.7	$70.4	$58.6
Net Investment Income was $223.0 million and $222.7 million for the nine months ended September 30, 2012 and 2011, respectively. Net Investment Income increased by $0.3 million in 2012 due primarily to higher Interest and Dividends on Fixed Maturities, partially offset by higher investment expenses. Interest and Dividends on Fixed Maturities increased by $1.9 million in 2012 due primarily to higher book yields due in part to a change in the mix of lower rated corporate and higher rated municipal investments, partially offset by a lower level of investments in fixed maturities.
Net Investment Income was $70.4 million and $58.6 million for the three months ended September 30, 2012 and 2011, respectively. Net Investment Income increased by $11.8 million in 2012 due primarily to lower net investment losses from Equity Method Limited Liability Investments and higher Dividends on Equity Securities, partially offset by lower Interest and Dividends on Fixed Maturities and higher investment expenses. Net investment losses from Equity Method Limited Liability Investments decreased by $13.1 million in 2012 due primarily to improved investment returns. Net investment income from Interest and Dividends on Fixed Maturities decreased by $2.1 million in 2012 due to a lower level of investments in fixed maturities, partially offset by higher book yields due in part to a change in the mix of lower rated corporate and higher rated municipal investments.

Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the nine and three months ended September 30, 2012 and 2011 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Fixed Maturities:
Gains on Sales	$55.2	$12.9	$50.7	$7.1
Losses on Sales	(0.1)	(0.1)	(0.1)	—
Equity Securities:
Gains on Sales	4.7	29.2	0.1	2.8
Losses on Sales	(0.2)	(13.5)	—	(13.4)
Real Estate:
Gains on Sales	—	0.1	—	—
Net Gains (Losses) on Trading Securities	0.3	(0.8)	0.2	(0.7)
Net Realized Gains (Losses) on Sales of Investments	$59.9	$27.8	$50.9	$(4.2)

Gross Gains on Sales	$59.9	$42.2	$50.8	$9.9
Gross Losses on Sales	(0.3)	(13.6)	(0.1)	(13.4)
Trading Securities Net Gains (Losses)	0.3	(0.8)	0.2	(0.7)
Net Realized Gains (Losses) on Sales of Investments	$59.9	$27.8	$50.9	$(4.2)
In the third quarter of 2012, the Company sold $320.1 million of municipal securities to take advantage of attractive pricing for such securities and for tax planning and other portfolio management purposes. Realized Gains on Sales of Fixed Maturities for both nine and three months ended September 30, 2012 include realized gains of $44.9 million from such sales. Realized Losses on Sales of Equity Securities for both the nine and three months ended September 30, 2011 include a loss of $5.7 million on the sale of an exchange traded fund that the Company wrote down to its fair value at June 30, 2011, a loss of $7.0 million on the contribution of the Company’s remaining holdings of Intermec common stock to the Company’s defined benefit pension plan in the third quarter of 2011 and a loss of $0.7 million on sales of Intermec common stock in the open market. The fair value of the Company’s investment in Intermec common stock exceeded the Company’s carrying value at June 30, 2011 and, accordingly, was not impaired at June 30, 2011. Realized Gains on Sales of Equity Securities for the nine and three months ended September 30, 2011 included realized gains of $9.1 million and $2.1 million, respectively, from sales of the Company’s investment in Intermec common stock in the open market.

Net Impairment Losses Recognized in Earnings
The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2012 and 2011 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Fixed Maturities	$(0.4)	$—	$—	$—
Equity Securities	(0.6)	(1.8)	(0.1)	(0.1)
Real Estate	(3.1)	(4.9)	(3.1)	(4.9)
Net Impairment Losses Recognized in Earnings	$(4.1)	$(6.7)	$(3.2)	$(5.0)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Income in the period that the declines are determined to be other-than-temporary. Net Impairment Losses Recognized in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2012 include losses of $0.4 million due to the Company’s intent to sell bonds of one issuer. Net Impairment Losses Recognized in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2012 include losses of $0.6 million from other-than-temporary declines in the fair values of investments in equity securities of three issuers. The Company classified certain investments in real estate as held for sale in the third quarter of 2012. In connection with such classification, the Company wrote down five properties to their respective estimated net sales prices and recognized impairment losses of $3.1 million in the third quarter of 2012.
Net Impairment Losses Recognized in the Condensed Consolidated Statements of Income for the nine and three months ended September 30, 2011 include OTTI losses of $1.8 million and $0.1 million, respectively, from other-than-temporary declines in the fair values of investments in equity securities. In May 2011, the Company purchased an exchange traded fund that subsequently declined in value. At June 30, 2011, the Company intended to sell such exchange traded fund in the near term, which the Company expected might occur before the investment fully recovered in value. Accordingly, the Company wrote down the investment to its fair value at June 30, 2011. Net Impairment Losses Recognized in Earnings on Investments in Equity Securities for the nine months ended September 30, 2011 include a loss of $1.2 million related to such write-down. In connection with the Company’s periodic review of the recoverability of its investments in real estate, the Company wrote down four properties to their respective fair values and recognized an impairment loss of $4.9 million during the third quarter of 2011.

Total Comprehensive Investment Gains
Total Comprehensive Investment Gains are comprised of Net Realized Gains (Losses) on Sales of Investments and Net Impairment Losses Recognized in Earnings that are reported in the Condensed Consolidated Statements of Income and unrealized investment gains and losses that are not reported in the Condensed Consolidated Statements of Income, but rather are reported in the Condensed Consolidated Statement of Comprehensive Income. The components of Total Comprehensive Investment Gains, including comprehensive investment gains (losses) reported in discontinued operations, for the nine and three months ended September 30, 2012 and 2011 were:

	Nine Months Ended		Three Months Ended
(Dollars in Millions)	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Fixed Maturities:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	$55.2	$13.3	$50.7	$7.1
Losses on Sales	(0.1)	(0.1)	(0.1)	—
Net Impairment Losses Recognized in Earnings	(0.4)	—	—	—
Total Recognized in Condensed Consolidated Statements of Income	54.7	13.2	50.6	7.1
Recognized in Other Comprehensive Gains	88.9	260.7	26.9	203.8
Total Comprehensive Investment Gains on Fixed Maturities	143.6	273.9	77.5	210.9
Equity Securities:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	4.7	29.2	0.1	2.8
Losses on Sales	(0.2)	(13.5)	—	(13.4)
Net Impairment Losses Recognized in Earnings	(0.6)	(1.8)	(0.1)	(0.1)
Total Recognized in Condensed Consolidated Statements of Income	3.9	13.9	—	(10.7)
Recognized in Other Comprehensive Gains (Losses)	34.2	(95.4)	21.0	(62.4)
Total Comprehensive Investment Gains (Losses) on Equity Securities	38.1	(81.5)	21.0	(73.1)
Real Estate:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	—	0.1	—	—
Net Impairment Losses Recognized in Earnings	(3.1)	(4.9)	(3.1)	(4.9)
Total Recognized in Condensed Consolidated Statements of Income	(3.1)	(4.8)	(3.1)	(4.9)
Other Investments:
Recognized in Condensed Consolidated Statements of Income:
Trading Securities Net Gains (Losses)	0.3	(0.8)	0.2	(0.7)
Total Recognized in Condensed Consolidated Statements of Income	0.3	(0.8)	0.2	(0.7)
Total Comprehensive Investment Gains	$178.9	$186.8	$95.6	$132.2
Recognized in Condensed Consolidated Statements of Income	$55.8	$21.5	$47.7	$(9.2)
Recognized in Other Comprehensive Income	123.1	165.3	47.9	141.4
Total Comprehensive Investment Gains	$178.9	$186.8	$95.6	$132.2

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At September 30, 2012, 93% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poors (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Services (“Moody’s”); a rating of AAA, AA, A or BBB from Fitch Ratings (“Fitch”) or a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2. The Company has not made significant investments in securities that are directly or indirectly related to sub-prime mortgage loans including, but not limited to, collateralized debt obligations and structured investment vehicles.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at September 30, 2012 and December 31, 2011:

		Sep 30, 2012		Dec 31, 2011
NAIC Rating	S & P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,286.3	69.6%	$3,591.8	75.2%
2	BBB	1,106.5	23.4	839.4	17.6
3	BB	75.6	1.6	108.6	2.3
4	B	94.7	2.0	89.1	1.9
5	CCC	157.2	3.3	127.8	2.7
6	In or Near Default	5.3	0.1	16.7	0.3
Total Investments in Fixed Maturities		$4,725.6	100.0%	$4,773.4	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $5.1 million and $5.4 million at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, the Company had $324.1 million of bonds issued by states and political subdivisions that had been pre-refunded with U.S. Government and Government Agencies and Authorities obligations held in trust for the full payment of principal and interest. At September 30, 2012, the Company had $1,111.9 million of investments in bonds issued by states and political subdivisions, commonly referred to as “municipal bonds,” that had not been pre-refunded, of which $107.4 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment credit-risk strategy is to focus on the underlying credit rating of the issuer and not to rely on the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the underlying rating of nearly 96% of the Company’s entire municipal bond portfolio that has not been pre-refunded is AA or higher.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at September 30, 2012 and December 31, 2011:

	Sep 30, 2012		Dec 31, 2011
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$456.6	7.2%	$491.7	7.9%
Pre-refunded with U.S. Government and Government Agencies and Authorities Held in Trust	324.1	5.1	275.2	4.4
States	549.5	8.7	937.8	15.1
Political Subdivisions	128.9	2.0	178.9	2.9
Revenue Bonds	433.5	6.8	460.7	7.4
Total Investments in Governmental Fixed Maturities	$1,892.6	29.8%	$2,344.3	37.7%
The Company’s short-term investments primarily consist of overnight repurchase agreements and money market funds. At September 30, 2012, the Company had $157.1 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government and $129.2 million invested in money market funds which primarily invest in U.S. Treasury securities. At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed. The Company does not have any investments in sovereign debt securities issued by foreign governments.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at September 30, 2012 and December 31, 2011:

	Sep 30, 2012		Dec 31, 2011
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,283.8	20.3%	$1,153.1	18.5%
Finance, Insurance and Real Estate	764.8	12.1	590.4	9.5
Services	264.8	4.2	233.8	3.8
Transportation, Communication and Utilities	262.6	4.1	252.2	4.1
Mining	116.4	1.8	89.6	1.4
Retail Trade	70.4	1.1	50.1	0.8
Wholesale Trade	49.0	0.8	41.5	0.7
Agriculture, Forestry and Fishing	17.8	0.3	17.8	0.3
Other	3.4	0.1	0.6	—
Total Investments in Non-governmental Fixed Maturities	$2,833.0	44.8%	$2,429.1	39.1%
Sixty-seven companies comprised over 75% of the Company’s fixed maturity exposure to the Manufacturing industry at September 30, 2012, with the largest single exposure, Merck & Co., comprising 3.4%, or $43.8 million, of the Company’s fixed maturity exposure to such industry. Thirty-two companies comprised over 75% of the Company’s exposure to the Finance, Insurance and Real Estate industry at September 30, 2012, with the largest single exposure, Goldman Sachs Group Inc., comprising 4.7%, or $36.4 million, of the Company’s exposure to such industry.
The following table summarizes the fair value of the Company’s ten largest investment exposures excluding investments in U.S. Government and Government Agencies and Authorities at September 30, 2012:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States and Political Subdivisions:
Texas	$83.3	1.3%
Georgia	73.4	1.2
Colorado	59.1	0.9
Washington	54.6	0.9
Louisiana	48.4	0.8
Equity Securities:
iShares® iBoxx $ Investment Grade Corporate Bond Fund	101.7	1.6
iShares® Barclays Intermediate Credit Bond Fund	50.1	0.8
Equity Method Limited Liability Investments:
Tennenbaum Opportunities Fund V, LLC	75.5	1.2
Goldman Sachs Vintage Fund IV, L.P.	61.2	1.0
Special Value Opportunities Fund, LLC	60.3	1.0
Total	$667.6	10.7%

Investments in Limited Liability Investment Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, or Other Equity Interests and included in Equity Securities depending on the accounting method used to report the investment. Additional information pertaining to these investments at September 30, 2012 and December 31, 2011 is presented below:

		Unfunded Commitment	Reported Value		Stated Fund
(Dollars in Millions)	Asset Class	Sep 30, 2012	Sep 30, 2012	Dec 31, 2011	End Date
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Tennenbaum Opportunities Fund V, LLC	Distressed Debt	$—	$75.5	$75.6	10/10/2016
Goldman Sachs Vintage Fund IV, LP	Secondary Transactions	18.3	61.2	64.2	12/31/2016
Special Value Opportunities Fund, LLC	Distressed Debt	—	60.3	67.8	7/13/2014
BNY Mezzanine - Alcentra Partners III, LP	Mezzanine Debt	15.9	21.5	22.7	2021-2022
NYLIM Mezzanine Partners II, LP	Mezzanine Debt	4.0	12.4	13.5	7/31/2016
Ziegler Meditech Equity Partners, LP	Growth Equity	0.8	10.2	13.3	1/31/2016
BNY Mezzanine Partners, LP	Mezzanine Debt	1.3	9.7	12.9	4/17/2016
Special Value Continuation Fund, LLC	Distressed Debt	—	—	22.4	-
Other Funds		8.9	16.5	13.9	Various
Total for Equity Method Limited Liability Investments		49.2	267.3	306.3
Reported as Other Equity Interests and Reported at Fair Value:
Highbridge Principal Strategies Mezzanine Partners, LP	Mezzanine Debt	2.5	21.3	20.8	1/23/2018
Goldman Sachs Vintage Fund V, LP	Secondary Transactions	7.1	13.8	13.9	12/31/2018
Highbridge Principal Strategies Credit Opportunities Fund, LP	Hedge Fund	—	10.8	—	None
GS Mezzanine Partners V, LP	Mezzanine Debt	15.3	8.8	8.2	12/31/2021
Other		67.2	65.0	50.2	Various
Total Reported as Other Equity Interests and Reported at Fair Value		92.1	119.7	93.1
Total		$141.3	$387.0	$399.4
In April 2012, Special Value Continuation Fund, LLC, which was previously accounted for under the equity method of accounting and reported in Equity Method Limited Liability Investments, converted from a Delaware limited liability company to a Delaware corporation and became a publicly-traded company. Accordingly, the Company’s investment was converted to common stock and is now reported in Equity Securities at September 30, 2012.
Interest and Other Expenses
Interest and Other Expenses was $65.4 million for the nine months ended September 30, 2012, compared to $62.0 million for the same period in 2011. Interest and Other Expenses increased by $3.4 million for the nine months ended September 30, 2012, compared to the same period in 2011, due primarily to higher salary and postretirement benefit costs. Interest and Other Expenses was $22.7 million for the three months ended September 30, 2012, compared to $21.4 million for the same period in 2011. Interest and Other Expenses increased by $1.3 million for the three months ended September 30, 2012, compared to the same period in 2011, due primarily to higher postretirement benefit costs.

Income Taxes
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $31.7 million and $8.9 million for the nine and three months ended September 30, 2012, respectively, compared to $38.4 million and $12.3 million for the same periods in 2011, respectively.
The Company’s effective income tax rate from discontinued operations differs from the Federal statutory income tax rate due primarily to the net effects of state income taxes. State income tax expense, net of federal benefit, from discontinued operations was $0.7 million for the nine months ended September 30, 2012. State income tax expense from discontinued operations was insignificant for the three months ended September 30, 2012. State income tax expense from discontinued operations for the nine months ended September 30, 2012 included a benefit of $0.2 million, net of federal taxes, for decreases in the deferred tax asset valuation allowance related to Fireside. State income tax benefit, net of federal expense, from discontinued operations was $1.0 million and $0.6 million for the nine and three months ended September 30, 2011, respectively. State income tax expense for the nine and three months ended September 30, 2011 included benefits of $2.9 million and $1.1 million, net of federal taxes, respectively, for decreases in the deferred tax asset valuation allowance related to Fireside.
Recently Issued Accounting Pronouncements
In the first quarter of 2012, the Company adopted ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements, ASU 2011-08, Testing Goodwill for Impairment and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. There have been seven ASUs issued in 2012 that amend the original text of the ASC. The ASUs are not expected to have an impact on the Company. See Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
On March 7, 2012, the Company entered into the 2016 Credit Agreement, a four-year, $325.0 million, unsecured, revolving credit agreement, expiring March 7, 2016, with a group of financial institutions and terminated the Former Credit Agreement. The 2016 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2016 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United and Trinity. Proceeds from advances under the 2016 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings under the 2016 Credit Agreement at September 30, 2012.
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries paid dividends of $70.0 million to Kemper during the first nine months of 2012. Kemper estimates that its direct insurance subsidiaries would be able to pay $107.0 million in dividends to Kemper during the remainder of 2012 without prior regulatory approval. On March 31, 2012, Kemper’s subsidiary, Fireside, converted from an industrial bank to a general business corporation. Accordingly, Fireside is no longer regulated by the Federal Depository Insurance Corporation or the California Department of Financial Institutions and may pay dividends or make other distributions without prior regulatory approval. On April 5, 2012, Fireside distributed $20 million of its capital to its parent company, Fireside Securities Corporation, who then, in turn, distributed the same amount to its parent company, Kemper.
During the first nine months of 2012, Kemper repurchased 2.0 million shares of its common stock at an aggregate cost of $60.7 million in open market transactions.
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in each of the first three quarters of 2012. Dividends paid were $42.9 million for the nine months ended September 30, 2012.
Kemper directly held cash and investments totaling $214.7 million at September 30, 2012, compared to $217.0 million at December 31, 2011. Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments and the payment of interest on Kemper’s senior notes include cash and investments directly held by Kemper, receipt of dividends from Kemper’s subsidiaries and borrowings under the 2016 Credit Agreement.

Liquidity and Capital Resources (continued)
The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income and proceeds from the sales and maturity of investments. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Changes in the legal environment relative to state enforcement of unclaimed property laws and related insurance claims handling practices could result in changes in the manner in which Kemper’s life insurance companies administer life insurance death benefits and escheat unclaimed benefits to the states, and could have a significant effect on, including decreasing such time lag due to an acceleration of, the payment and/or escheatment of such benefits relative to what is currently contemplated by Kemper. See the Company’s Risk Factor set forth in Item 1A. of Part II of this Quarterly Report on Form 10-Q and Note 13 “Contingencies,” to the Condensed Consolidated Financial Statements and section of this MD&A entitled “Life and Health Insurance” for additional information on these matters. During periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could either result in investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they experience several future catastrophic events over a relatively short period of time. Prior to the sale of its active portfolio of automobile loan receivables, the primary sources of funds for Fireside also included the repayments of automobile loans, interest on automobile loans, investment income and proceeds from the sales and maturity of investments. The primary uses of funds for Fireside are general expenses and purchase of investments. Prior to the redemption of its Certificates of Deposits, the primary uses of funds for Fireside also included the repayment of customer deposits and interest paid to depositors.
Net Cash Provided by Operating Activities was $99.6 million for the nine months ended September 30, 2012, compared to Net Cash Used by Operating Activities of $10.1 million for the same period in 2011.
Net Cash Used by Financing Activities decreased by $221.7 million for the nine months ended September 30, 2012, compared to the same period in 2011. The Company did not use cash for Repayments of Certificates of Deposits for the nine months ended September 30, 2012, compared to net cash used of $321.8 million for the same period in 2011. Kemper used $57.7 million of cash during the first nine months of 2012 to repurchase shares of its common stock, compared to $21.7 million of cash used to repurchase shares of its common stock in the same period of 2011. Kemper used $42.9 million of cash to pay dividends for the nine months ended September 30, 2012, compared to $43.7 million of cash used to pay dividends in the same period of 2011. The quarterly dividend rate was $0.24 per common share for each of the first three quarters of 2012 and 2011.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Provided by Investing Activities decreased by $617.7 million for the nine months ended September 30, 2012, compared to the same period of 2011. Sales of Fixed Maturities exceeded Purchases of Fixed Maturities by $210.7 million for the nine months ended September 30, 2012. Purchases of Fixed Maturities exceeded Sales of Fixed Maturities by $29.3 million in the same period of 2011. Purchases of Equity Securities exceeded Sales of Equity Securities by $87.9 million for the nine months ended September 30, 2012. Sales of Equity Securities exceeded Purchases of Equity Securities by $55.3 million for the nine months ended September 30, 2011. Net cash used by acquisitions of short-term investments was $49.9 million for the nine months ended September 30, 2012, compared to net cash of $282.1 million provided by dispositions of short-term investments in the same period of 2011. Net proceeds from the sale of Fireside’s inactive portfolio of automobile loan receivables provided $17.7 million of cash for the nine months ended September 30, 2012. Net proceeds from the sale of Fireside’s active loan portfolio provided $220.7 million of cash for the nine months ended September 30, 2011. Receipts from automobile loan receivables provided $2.0 million of cash for the nine months ended September 30, 2012, compared to $158.6 million of cash provided in the same period of 2011.
Critical Accounting Estimates
Kemper’s subsidiaries conduct their continuing operations in two industries: property and casualty insurance and life and health insurance. Accordingly, the Company is subject to several industry-specific accounting principles under GAAP. The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The process of estimation is

Critical Accounting Estimates (continued)
inherently uncertain. Accordingly, actual results could ultimately differ materially from the estimated amounts reported in a company’s financial statements. Different assumptions are likely to result in different estimates of reported amounts.
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
Quantitative Information About Market Risk
The Company’s Condensed Consolidated Balance Sheets at both September 30, 2012 and December 31, 2011 included three types of financial instruments subject to material market risk disclosures required by the SEC:

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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both September 30, 2012 and December 31, 2011 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both September 30, 2012 and December 31, 2011. All other variables were held constant. For Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both September 30, 2012 and December 31, 2011. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at September 30, 2012 and December 31, 2011, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.89 and 0.92 at September 30, 2012 and December 31, 2011, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended September 30, 2012 and December 31, 2011, respectively, and weighted on the fair value of such securities at September 30, 2012 and December 31, 2011, respectively. For

Quantitative Information About Market Risk (continued)
equity securities without observable market inputs the Company assumed a beta of 1.00 at September 30, 2012 and December 31, 2011. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.
The estimated adverse effects on the fair values of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
September 30, 2012
Assets:
Investments in Fixed Maturities	$4,725.6	$(325.0)	$—	$(325.0)
Investments in Equity Securities	545.7	(20.4)	(78.6)	(99.0)
Liabilities:
Notes Payable	678.5	24.7	—	24.7
December 31, 2011
Assets:
Investments in Fixed Maturities	$4,773.4	$(348.4)	$—	$(348.4)
Investments in Equity Securities	397.3	(10.4)	(63.3)	(73.7)
Liabilities:
Notes Payable	638.7	26.9	—	26.9
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
Item 1A. Risk Factors
There were no significant changes in the risk factors included in Item 1A. of Part I of the 2011 Annual Report, as updated by Item 1A. of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, except for the risk factor added in such Form10-Q, which is amended and restated in its entirety as follows:
Changes in the legal environment relative to state enforcement of unclaimed property laws and related insurance claims handling practices could result in changes to the manner in which Kemper’s life insurance companies administer life insurance death benefits and escheat unclaimed benefits to the states, and could have a significant effect on, including an acceleration of, the payment and/or escheatment of such benefits relative to what is currently contemplated by Kemper and significantly increase claims handling costs.
In recent years, many states have begun to aggressively enforce compliance with their respective unclaimed property laws to assure that companies are properly reporting and remitting such property. Among various affected industries, many life insurers are currently the subject of examination by the treasurers of at least 30 states, which have engaged private firms to examine such companies’ practices and procedures for handling unclaimed insurance benefits under life insurance policies, annuity contracts and retained asset accounts.
Certain other measures are also being taken or considered by state insurance regulators, both individually and collectively, through the auspices of the National Association of Insurance Commissioners. Some state insurance regulators have held administrative hearings and/or have initiated market conduct examinations focused on claims handling and escheatment practices of life insurers. Based on published reports, at least six companies have entered into settlement agreements in which they commit to change their historic claims practices by agreeing to periodically search for deceased insureds, prior to the receipt of a death claim, by comparing their in-force policy records against a database of reported deaths maintained by the Social Security Administration (the “SSA Death Master File”). All but one of these settlement agreements also provide for monetary penalties. At least one state’s insurance regulator has issued a compliance bulletin that similarly purports to modify longstanding life insurance industry claims handling practices. Separately, state legislators, through the auspices of the National Council of Insurance Legislators, have proposed model legislation which, if enacted by various states, could require life insurers to compare their in-force policy records against the SSA Death Master File, for the purpose of proactively identifying potentially deceased insureds for whom the life insurer has not yet received a death claim. Kentucky, Maryland and Alabama have each enacted legislation of this type, with effective dates of January 1, 2013, October 1, 2013 and January 1, 2014, respectively. These statutes, if construed to apply to life insurance policies in force on the statutes’ effective dates, could have a significant effect on, including an acceleration of, the payment of life insurance benefits to beneficiaries or, in instances where beneficiaries could not be located, the escheatment of such benefits to the states.
Kemper’s life insurance companies are currently the subject of an unclaimed property compliance examination by a private firm retained by the treasurers of thirty-five states. The Kemper life insurance companies have provided a significant amount of information to such firm. The results of this examination are not likely to be known for some time. One state insurance regulator has also commenced a market conduct exam of Kemper’s life insurance companies for the purpose of verifying such companies’ compliance with relevant regulations governing life insurance claims handling and escheatment practices.
Should these various efforts by state officials succeed in applying new claims handling and escheatment practices to existing life insurance policies, they could have a material adverse effect on the Company’s profitability and financial position.
See Note 13 “Contingencies,” to the Condensed Consolidated Financial Statements and the sections of the MD&A entitled “Life and Health Insurance” and “Liquidity and Capital Resources” for additional information on these matters.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information pertaining to purchases of Kemper common stock for the three months ended September 30, 2012 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased (1)	Share	or Programs (1)	(Dollars in Millions)
July 1 - July 31	344,000	$31.26	344,000	$221.2
August 1 - August 31	203,192	$30.83	191,862	$214.9
September 1 - September 30	111,952	$30.55	109,801	$211.5
(1) On February 2, 2011, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock. The repurchase program does not have an expiration date.
During the quarter ended September 30, 2012, 2,548 shares were withheld or surrendered, either actually or constructively, to satisfy the exercise price and/or tax withholding obligations relating to the exercise of stock options or stock appreciation rights under Kemper’s long-term equity-based compensation plans. During the quarter ended September 30, 2012, 11,330 shares were withheld or surrendered, either actually or constructively, to satisfy the tax withholding obligations on the vesting of restricted stock under Kemper’s long-term equity-based compensation plans.
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

4.2
Indenture dated as of June 26, 2002, by and between Kemper and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.2 to Kemper’s Quarterly Report on Form 10-Q filed May 7, 2012).

4.3
Officers’ Certificate, including form of Senior Note with respect to Kemper’s 6.00% Senior Notes due May 15, 2017 (Incorporated herein by reference to Exhibit 4.3 to Kemper’s Quarterly Report on Form 10-Q filed May 7, 2012).

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

Kemper Corporation

Date:	November 8, 2012	/S/ DONALD G. SOUTHWELL
Donald G. Southwell
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2012	/S/ DENNIS R. VIGNEAU
Dennis R. Vigneau
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 8, 2012	/S/ RICHARD ROESKE
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)