Form 10-K
period 2012-12-31
KEMPER Corp
filed 2013-02-15
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.7 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.
Registrant had 58,558,898 shares of common stock outstanding as of February 8, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2013 are incorporated by reference into Part III.

Caution Regarding Forward-Looking Statements
This 2012 Annual Report on Form 10-K (the “2012 Annual Report”), including the accompanying consolidated financial statements of Kemper Corporation (“Kemper”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and the notes thereto appearing in Item 8 herein (the “Consolidated Financial Statements”), the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the “MD&A”) and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this 2012 Annual Report. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition, as well as those discussed below under Item 1A., “Risk Factors,” in this 2012 Annual Report.
Among the general factors that could cause actual results and financial condition to differ materially from estimated results and financial condition are:

•
The incidence, frequency, and severity of catastrophes occurring in any particular reporting period or geographic concentration, including natural disasters, pandemics and terrorist attacks or other man-made events;

•	The frequency and severity of insurance claims (including those associated with catastrophe losses) and their impact on the adequacy of loss reserves;

•	Changes in facts and circumstances affecting assumptions used in determining loss and loss adjustment expense (“LAE”) reserves;

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

•
Governmental actions, including, but not limited to, implementation of the provisions of the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act of 2010 (the “Health Care Acts”) and the Dodd-Frank Act (the “DFA”), new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions;

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
No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. The Company assumes no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this 2012 Annual Report. The reader is advised, however, to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

PART I
Item 1.    Business.
Kemper is a diversified insurance holding company, with subsidiaries that provide life, health, automobile, homeowners and other insurance products to individuals and small businesses. Kemper’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto are accessible free of charge through Kemper’s website, kemper.com, as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC.
(a) GENERAL DEVELOPMENT OF BUSINESS
Kemper Direct
During the third quarter of 2012, Kemper Direct ceased direct-to-consumer marketing activities, and the Company began an evaluation of strategic options for the business. In the fourth quarter of 2012, the Company concluded its evaluation and determined that, to optimize the value for the business, Kemper Direct would continue to solicit business for its worksite, affinity and renters programs and would place its direct-to-consumer operations in run-off.
Conversion of Fireside to General Business Corporation
On March 31, 2012, Kemper’s subsidiary, Fireside Bank, converted from an industrial bank to a general business corporation and changed its name to Fireside Auto Finance, Inc. (“FAF”). Accordingly, FAF is no longer regulated by the Federal Depository Insurance Corporation or the California Department of Financial Institutions and may pay dividends or make other distributions without prior regulatory approval. On April 5, 2012, FAF distributed $20 million of its capital to its parent company, Fireside Securities Corporation (“FSC”), which then, distributed the same amount to its parent company, Kemper. On June 22, 2012, FAF merged with FSC, with FAF being the surviving entity. Fireside Bank, FAF and FSC hereinafter are referred to as “Fireside.” Fireside is reported as a discontinued operation in the Company’s Consolidated Financial Statements.
Credit Agreements
On March 7, 2012, Kemper entered into a new, four-year, $325.0 million, unsecured, revolving credit agreement, expiring March 7, 2016 (the “2016 Credit Agreement”), with a group of financial institutions. The 2016 Credit Agreement replaced Kemper’s $245.0 million, unsecured, revolving credit agreement that was scheduled to expire on October 30, 2012 (the “Former Credit Agreement”) and was terminated on March 7, 2012. There were no borrowings under the Former Credit Agreement at either December 31, 2011 or at its termination. The 2016 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2016 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance Company of America (“United Insurance”) and Trinity Universal Insurance Company (“Trinity”). Proceeds from advances under the 2016 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings under the 2016 Credit Agreement at December 31, 2012, and, accordingly, $325.0 million was available for future borrowings.
Kemper Common Stock Repurchases
In 2011, the Board of Directors approved a new common stock repurchase program. Under this program, Kemper is authorized to repurchase up to $300 million worth of its common stock. The repurchase program does not have an expiration date. Repurchases may be made from time to time at prevailing prices in the open market or in privately-negotiated transactions, subject to market conditions and other factors. Repurchases will be financed through Kemper’s general corporate funds. During 2012, Kemper repurchased 2.0 million shares of its common stock at an aggregate cost of $60.7 million in open market transactions.
(b) BUSINESS SEGMENT FINANCIAL DATA
Financial information about Kemper’s business segments for the years ended December 31, 2012, 2011 and 2010 is contained in the following sections of this 2012 Annual Report and is incorporated herein by reference: (i) Note 19, “Business Segments,” to the Consolidated Financial Statements; and (ii) MD&A.

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
Kemper’s subsidiaries employ approximately 6,075 full-time associates supporting its operations, of which approximately 350 are employed in the Kemper Preferred segment, 200 are employed in the Kemper Specialty segment, 100 are employed in the Kemper Direct segment, 1,300 are shared by the Kemper Preferred, Kemper Specialty and Kemper Direct segments, 3,925 are employed in the Life and Health Insurance segment and the remainder are employed in various corporate and other staff functions.
Property and Casualty Insurance Business
General
The Company’s property and casualty insurance business operations are conducted primarily through the Kemper Preferred, Kemper Specialty, and Kemper Direct segments. In addition, the Life and Health Insurance segment’s career agents also sell property insurance to its customers. Collectively, these segments provide automobile, homeowners, renters, fire, and other types of property and casualty insurance to individuals and commercial automobile insurance to businesses.
Automobile insurance in these segments accounted for 52%, 54% and 56% of the Company’s consolidated insurance premiums earned in 2012, 2011 and 2010, respectively. Automobile insurance in these segments accounted for 44%, 47% and 49% of Kemper’s consolidated revenues from continuing operations in 2012, 2011 and 2010, respectively. Homeowners insurance in these segments accounted for 15%, 14% and 13% of the Company’s consolidated insurance premiums earned in 2012, 2011 and 2010, respectively. Homeowners insurance in these segments accounted for 13%, 12% and 11% of the Company’s consolidated revenues from continuing operations in 2012, 2011 and 2010, respectively.
Property insurance indemnifies an insured with an interest in physical property for loss of, or damage to, such property. Casualty insurance primarily covers liability for damage to property of, or injury to, a person or entity other than the insured. In most cases, casualty insurance also obligates the insurance company to provide a defense for the insured in litigation arising out of events covered by the policy.
Kemper Preferred and Kemper Specialty distribute their products through independent agents who are paid commissions for their services. Kemper Direct distributes its products through employer-sponsored voluntary benefit programs and other affinity relationships and formerly marketed its products directly to consumers. Kemper Direct ceased direct-to-consumer marketing activities in the third quarter of 2012.
Kemper Preferred
Kemper Preferred, based in Jacksonville, Florida, conducts business in 38 states and the District of Columbia. In 2012, the following states provided over half of the premium revenues in this segment: New York (19%), North Carolina (13%), California (12%) and Texas (9%).
Kemper Preferred primarily sells preferred and standard risk automobile and homeowners insurance. Kemper Preferred’s insurance products accounted for 57% of the aggregate insurance premium revenues of the Company’s property and casualty insurance business in 2012. Its insurance products are marketed by approximately 2,900 independent insurance agents to individuals who have demonstrated favorable risk characteristics and loss history.
Kemper Specialty
Kemper Specialty, based in Dallas, Texas, conducts business in 21 states, principally in the southwest and western United States. In 2012, the following states provided more than three-fourths of the premium revenues in this segment: California (41%), Texas (19%), Washington (7%), Louisiana (6%) and Colorado (4%).
Kemper Specialty provides personal and commercial automobile insurance to value-minded consumers who have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records, claims experience or premium payment history. Kemper Specialty’s insurance products accounted for 27% of the aggregate insurance premium revenues of the Company’s property and casualty insurance business in 2012. Kemper Specialty’s products are marketed through approximately 8,900 independent agents and brokers.
Kemper Direct
Kemper Direct, based in Chicago, Illinois, underwrites a broad spectrum of personal automobile insurance risks, ranging from preferred to non-standard. Kemper Direct also offers homeowners and renters insurance complementing its automobile insurance business. It currently distributes its products through employer-sponsored voluntary benefit programs and other affinity relationships. Prior to ceasing direct-to-consumer marketing activities in the third quarter of 2012, Kemper Direct also marketed its products directly to consumers through a variety of direct-to-consumer websites, including its own websites. The Kemper Direct segment’s insurance products are available in 47 states and the District of Columbia. In 2012, the following states provided approximately two-thirds of the premium revenues in this segment: New York (17%), Florida (12%), California (11%), Georgia (6%), Connecticut (6%), Washington (6%), Pennsylvania (5%) and Texas (4%). Kemper Direct’s insurance products accounted for 11% of the aggregate insurance premium revenues of the Company’s property and casualty insurance business in 2012.
Property and Casualty Loss and Loss Adjustment Expense Reserves
The Company’s reserves for losses and LAE for property and casualty insurance (“Property and Casualty Insurance Reserves”) are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. Property and Casualty Insurance Reserves by business segment at December 31, 2012 and 2011 were:

DOLLARS IN MILLIONS	2012	2011
Business Segments:
Kemper Preferred	$452.3	$416.2
Kemper Specialty	215.9	225.9
Kemper Direct	177.8	223.9
Life and Health Insurance	7.0	8.3
Total Business Segments	853.0	874.3
Discontinued Operations	100.7	133.0
Unallocated Reserves	16.9	21.8
Total Property and Casualty Insurance Reserves	$970.6	$1,029.1
Certain reserves acquired in connection with a business acquisition from SCOR Reinsurance Company (“SCOR”) in 2002 (the “Unallocated Reserves”) are reinsured 100% by an insurance subsidiary of SCOR (see Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). The Company does not allocate these reserves to its business segments.
In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain and the actual ultimate net cost of claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures that may not be discovered or reported until years after the insurance policy period has ended. Property and Casualty Insurance Reserves related to the Company’s Discontinued Operations are predominantly long-tailed exposures, of which $45.2 million was related to asbestos, environmental matters and construction defect exposures at December 31, 2012. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 54 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.

The Company’s goal is to ensure that its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs, while minimizing variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully developed. Changes in the Company’s estimates of these losses and LAE, also referred to as “development,” will occur over time and may be material. Favorable development is recognized and reported in the Consolidated Financial Statements when the Company decreases its previous estimate of ultimate losses and LAE and results in an increase in net income in the period recognized, whereas adverse development is recognized and reported in the Consolidated Financial Statements when the Company increases its previous estimate of ultimate losses and LAE and results in a decrease in net income. The Company recognized total favorable development of $31.5 million, $33.1 million and $24.9 million before tax in 2012, 2011 and 2010, respectively. Development for each of the Company’s continuing business segments and Unitrin Business Insurance in 2012, 2011 and 2010 was:

DOLLARS IN MILLIONS	Favorable (Adverse) Development
	2012	2011	2010
Continuing Operations:
Kemper Preferred	$4.8	$19.1	$23.8
Kemper Specialty	2.3	9.4	(4.1)
Kemper Direct	17.8	3.9	6.8
Life and Health Insurance	0.3	2.6	(4.5)
Total Favorable Development from Continuing Operations, Net	25.2	35.0	22.0
Discontinued Operations:
Unitrin Business Insurance	6.3	(1.9)	2.9
Total Favorable Development, Net	$31.5	$33.1	$24.9
See MD&A, “Catastrophes,” “Kemper Preferred,” “Kemper Specialty,” “Kemper Direct,” and “Life and Health Insurance” for the impact of development on the results reported by the Company’s business segments. Also see MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” for additional information about the Company’s reserving practices.
Development in Unitrin Business Insurance comprised all of the Company’s development reported in discontinued operations. On June 1, 2008, the Company sold its Unitrin Business Insurance operations. The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to the effective date of the sale. Development in Unitrin Business Insurance in 2012 is due primarily to the commutation of certain insurance liabilities that had been previously assumed.
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
Catastrophe Losses
Catastrophes and storms are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and are expected to be, a material factor in the results of operations and financial position of Kemper’s property and casualty insurance companies. Further, because the level of insured losses that could occur in any one year cannot be accurately predicted, these losses contribute to material year-to-year fluctuations in the results of the operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The occurrence and severity of catastrophic events cannot be accurately predicted in any year. However, some geographic locations are more susceptible to these events than others. The Company has endeavored to manage its direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, and reinsurance. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25 million or more in direct losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions throughout this 2012 Annual Report utilize ISO’s definition of catastrophes.
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
Reinsurance
The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in certain regions, and reinsurance. To limit its exposures to catastrophic events, the Company maintains a primary catastrophe reinsurance program for its property and casualty insurance businesses. Coverage for the primary catastrophe reinsurance program is provided in various layers. In addition to this program, the Kemper Preferred segment purchases reinsurance for catastrophe losses in North Carolina at retentions lower than the Company’s primary catastrophe reinsurance program. The Company also purchases reinsurance from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in Florida at retentions lower than those described below for the Company’s primary catastrophe reinsurance program. See Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for information pertaining to the Company’s primary catastrophe reinsurance programs for 2012, 2011 and 2010. The Company’s catastrophe reinsurance program for 2013 is described below.
Coverage for the catastrophe reinsurance program effective January 1, 2013 is provided in various layers as presented below:

	Catastrophe Losses and LAE		Percentage of Coverage
DOLLARS IN MILLIONS	In Excess of	Up to
Kemper Preferred, Kemper Direct and Kemper Specialty Segments
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	100.0	65.0
2nd Layer of Coverage	100.0	200.0	95.0
3rd Layer of Coverage	200.0	350.0	90.0
4th Layer of Coverage	350.0	450.0	50.0
The estimated aggregate annual premium in 2013 for the program presented in the preceding table is $23.4 million for the Kemper Preferred, Kemper Direct and Kemper Specialty catastrophe reinsurance program. In the event that the Company’s incurred catastrophe losses and LAE covered by its catastrophe reinsurance program exceed the retention for a particular layer, the program requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such layer. The reinstatement premium is a percentage of the original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit.
Prior to 2013, companies operating in the Life and Health Insurance segment participated in a catastrophe reinsurance program separate and apart from the catastrophe reinsurance programs covering the Kemper Preferred, Kemper Direct and Kemper Specialty segments. Over the last several years, the Life and Health Insurance segment has been reducing its exposure to catastrophic events through the intentional run-off of its dwelling insurance business. Accordingly, the Life and Health Insurance segment did not renew its catastrophe reinsurance program for 2013. See Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for information pertaining to the Life and Health Insurance segment’s participation in the Company’s catastrophe reinsurance programs for 2012, 2011 and 2010.
In addition to the catastrophe loss exposures caused by natural events described above, Kemper’s property and casualty insurance companies are exposed to losses from catastrophic events that are not the result of acts of nature, such as acts of terrorism, the nature and level of which in any period cannot be accurately predicted. While there were no reported losses experienced by Kemper’s property and casualty insurance companies in relation to the terrorist attacks on September 11, 2001, the companies have reinsurance coverage to address certain exposures to potential future terrorist attacks. The reinsurance coverage for certified events, as designated by the federal government, is from the Terrorist Risk Insurance Act and the coverage for non-certified events is available in the catastrophe reinsurance program for Kemper’s property and casualty insurance companies. However, certain perils, such as biological, chemical, nuclear pollution or contamination, are excluded from the Company’s reinsurance coverage for non-certified events.
In addition to the catastrophe reinsurance programs described above, Kemper’s property and casualty insurance companies utilize other reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks.
Under the various reinsurance arrangements, Kemper’s property and casualty insurance companies are indemnified by reinsurers for certain losses incurred under insurance policies issued by the reinsurers. As indemnity reinsurance does not discharge an insurer from its direct obligations to policyholders on risks insured, Kemper’s property and casualty insurance companies remain directly liable. However, so long as the reinsurers meet their obligations, the net liability for Kemper’s property and casualty insurance companies is limited to the amount of risk that they retain. Kemper’s property and casualty insurance companies purchase their reinsurance only from reinsurers rated “A-” or better by A. M. Best Co., Inc. (“A.M. Best”), at the time of purchase. A.M. Best is an organization that specializes in rating insurance and reinsurance companies.
For further discussion of the reinsurance programs, see Note 6, “Property and Casualty Insurance Reserves,” Note 20, “Catastrophe Reinsurance,” and Note 21, “Other Reinsurance,” to the Consolidated Financial Statements.
Pricing
Pricing levels for property and casualty insurance are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business and economic conditions, including market rates of interest, inflation, expense levels, and judicial decisions. In addition, many state regulators require consideration of investment income when approving or setting rates, which reduces underwriting margins. See MD&A under the captions “Kemper Preferred,” “Kemper Specialty” and “Kemper Direct.”
Competition
Based on the most recent annual data published by A.M. Best as of the end of 2011, there were 1,326 property and casualty insurance groups in the United States. Kemper’s property and casualty group was among the top 10% of property and casualty insurance groups in the United States as measured by net written premiums, policyholders’ surplus and admitted assets in 2011. Among all personal lines automobile insurance writers, Kemper’s property and casualty group was the 20th largest writer as measured by net written premiums in 2011.
In 2011, the property and casualty insurance industry’s estimated net premiums written were $447 billion, of which nearly 80% were accounted for by the top 50 groups of property and casualty insurance companies. Kemper’s property and casualty insurance companies wrote less than 1% of the industry’s estimated 2011 premium volume.
Property and casualty insurance is a highly competitive business, particularly with respect to personal automobile insurance. Kemper’s property and casualty insurance companies compete on the basis of, among other measures, (i) using suitable pricing segmentation, (ii) maintaining underwriting discipline, (iii) selling to selected markets, (iv) utilizing technological innovations for the marketing and sale of insurance, (v) controlling expenses, (vi) maintaining adequate ratings from A.M. Best and other ratings agencies and (vii) providing quality services to agents and policyholders. See Item 1A., “Risk Factors,” under the caption “The insurance industry is highly competitive.”
Life and Health Insurance Business
The Company’s Life and Health Insurance segment consists of Kemper’s wholly-owned subsidiaries, United Insurance, The Reliable Life Insurance Company (“Reliable”), Union National Life Insurance Company (“Union National Life”), Mutual Savings Life Insurance Company (“Mutual Savings Life”), United Casualty Insurance Company of America (“United Casualty”), Union National Fire Insurance Company (“Union National Fire”), Mutual Savings Fire Insurance Company (“Mutual Savings Fire”) and Reserve National Insurance Company (“Reserve National”). As discussed below, United Insurance, Reliable, Union National Life, Mutual Savings Life, United Casualty, Union National Fire and Mutual Savings Fire (the “Kemper Home Service Companies”) distribute their products through a network of employee, or “career,” agents. Reserve National distributes its products through a network of exclusive independent agents. These career agents and independent agents are paid commissions for their services.
In 2012, the following states provided approximately two-thirds of the premium revenues in this segment: Texas (21%), Louisiana (11%), Alabama (7%), Mississippi (6%), Illinois (4%), Florida (4%), Georgia (4%), North Carolina (4%) and Missouri (4%). Life insurance accounted for 19%, 18%, and 17% of the Company’s consolidated insurance premiums earned in

2012, 2011 and 2010, respectively. Life insurance accounted for 16%, 16% and 15% of the Company’s consolidated revenues from continuing operations in 2012, 2011 and 2010, respectively.
Kemper Home Service Companies
The Kemper Home Service Companies, based in St. Louis, Missouri, focus on providing individual life and supplemental accident and health insurance products to customers of modest incomes who desire basic protection for themselves and their families. Their leading product is ordinary life insurance, including permanent and term insurance. Face amounts of these policies are lower than those of policies typically sold to higher income customers by other companies in the life insurance industry. Approximately 79% of the Life and Health Insurance segment’s premium revenues are generated by the Kemper Home Service Companies.
The Kemper Home Service Companies employ nearly 2,600 career agents to distribute their products in 25 states and the District of Columbia. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. Premiums average about $18 per policy per month. Permanent and term policies are offered primarily on a non-participating, guaranteed-cost basis. These career agents also distribute certain property insurance products for the Kemper Home Service Companies.
Reserve National
Reserve National, based in Oklahoma City, Oklahoma, is licensed in 35 states throughout the south, southwest and midwest, and specializes in the sale of Medicare Supplement insurance and limited health insurance coverages such as fixed indemnity, dental and vision, and accident-only plans, primarily to individuals in rural areas who often do not have access to a broad array of accident and health insurance products tailored to meet their individual and family needs. See MD&A, “Life and Health Insurance,” “Regulation,” under this Item 1 beginning on page 10 and Item 1A., “Risk Factors,” under the caption “Reserve National’s response to American health care reform may be unsuccessful,” for a discussion of the impact of American health care reform on Reserve National.
Reserve National has approximately 260 independent agents appointed to market and distribute its products. These independent agents typically represent only Reserve National.
Reinsurance
Consistent with insurance industry practice, the Company’s life and health insurance companies utilize reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks. Prior to 2013, the segment’s reinsurance arrangements included excess of loss reinsurance coverage specifically designed to protect against losses arising from catastrophic events under the property insurance policies distributed by the Kemper Home Service Companies’ agents and written by Kemper’s subsidiaries, United Casualty, Union National Fire and Mutual Savings Fire, and reinsured by Kemper’s subsidiary, Trinity, or written by Capitol County Mutual Fire Insurance Company (“Capitol”), a mutual insurance company owned by its policyholders, and its subsidiary, Old Reliable Casualty Company (“ORCC”), and reinsured by Trinity. Over the last several years, the segment has been intentionally reducing its exposure to catastrophic events through the run-off of its dwelling insurance business. Accordingly, except for catastrophe reinsurance provided by the FHCF, the Kemper Home Service Companies, Capitol and ORCC did not renew the primary catastrophe reinsurance program for 2013. The FHCF provides reinsurance for catastrophe losses in Florida. See Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information pertaining to the segment’s primary catastrophe reinsurance programs for 2012, 2011 and 2010.
Lapse Ratio
The lapse ratio is a measure of a life insurer’s loss of in-force policies. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life and Health Insurance segment’s lapse ratio for individual life insurance was 8%, 9% and 8% in 2012, 2011 and 2010, respectively.
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
Competition
Based on the most recent data published by A.M. Best as of the end of 2011, there were 497 life and health insurance company groups in the United States. The Company’s Life and Health Insurance segment ranked in the top 20% of life and health insurance company groups, as measured by admitted assets (86), net premiums written (91) and capital and surplus (83) for 2011.
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
The Company employs a total return investment strategy, with an emphasis on yield, while maintaining liquidity to meet both its short and long-term insurance obligations. See the discussions of the Company’s investments under the headings “Investment Results,” “Investment Quality and Concentrations,” “Investments in Limited Liability Investment Companies and Limited Partnerships,” “Liquidity and Capital Resources” and “Critical Accounting Estimates,” in the MD&A, “Quantitative and Qualitative Disclosures about Market Risk,” in Item 7A and Note 4, “Investments,” Note 14, “Income from Investments,” and Note 22, “Fair Value Measurements,” to the Consolidated Financial Statements.
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
Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (the “NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements, establish standards for the types and amounts of investments and require minimum capital and surplus levels. Such statutory capital and surplus requirements include risk-based capital (“RBC”) rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2012, the total adjusted capital of each of Kemper’s insurance subsidiaries exceeded the minimum levels required under RBC rules.
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
In addition to the regulatory requirements described above, a number of legislative and regulatory measures pending or recently approved may significantly affect the insurance business in a variety of ways. In particular, the NAIC adopted extensive modifications to its Model Insurance Holding Company System Regulatory Act and related regulation in December 2010. Several states have already adopted legislation that incorporates the principal aspects of the NAIC’s proposed revisions, and it is reasonable to assume that the various other state legislatures and regulators will enact conforming revisions into law to maintain their accredited status with the NAIC. These modifications will, among other things, substantially expand the oversight and examination powers of state insurance regulators not only with respect to licensed insurance companies, but also with respect to their presently unregulated non-insurance affiliates, and impose new reporting requirements on the ultimate controlling persons of such insurance companies in respect of, among other things, enterprise risk to the organization as a whole, affiliated transactions, and any divestiture of controlling interests in an insurer. Other significant measures enacted in recent years include, among other things, tort reform, the Health Care Acts, the DFA, consumer privacy requirements, credit score regulation, producer compensation regulations, corporate governance requirements and financial services deregulation initiatives.
State insurance laws intended primarily for the protection of policyholders contain certain requirements that must be met prior to any change of control of an insurance company or insurance holding company that is domiciled or, in some cases, an insurance company having such substantial business that it is deemed commercially domiciled, in that state. These requirements may include the advance filing of specific information with the state insurance regulators, a public hearing on the matter, and the review and approval of the change of control by such regulators. The Company has insurance subsidiaries domiciled in Alabama, California, Illinois, Louisiana, Missouri, New York, Oklahoma, Oregon, Texas or Wisconsin. In these states, except Alabama, “control” generally is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of an insurance company. Control is presumed to exist in Alabama with a 5% or more ownership interest in such securities. Any purchase of Kemper’s shares that would result in the purchaser owning Kemper’s voting securities in the foregoing percentages for the states indicated would be presumed to result in the acquisition of control of Kemper’s insurance subsidiaries in those states. Therefore, acquisitions subject to the 10% threshold generally would require the prior approval of the insurance regulatory authorities in each state in which Kemper’s insurance subsidiaries are domiciled or deemed to be commercially domiciled, including those in Alabama, while acquisitions subject to the 5% threshold generally would require the prior approval of only Alabama regulatory authorities. Similarly, consistent with the changes the NAIC adopted to the Model Insurance Holding Company System Regulatory Act, several states have enacted legislation that requires either the acquiring and/or divesting company to notify and receive insurance regulatory authority approval for a change in control. Other states are expected to adopt similar provisions to their holding company acts.
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
Dodd-Frank Act
In July 2010, the DFA was enacted into law. The DFA brings about a profound increase in the regulation of the financial services industry. Among other things, the DFA forms within the Treasury Department a Federal Insurance Office that is charged with monitoring all aspects of the insurance industry, gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. A report on this study that was to be delivered to Congress within 18 months after enactment of the DFA is still forthcoming, and could be influential in reshaping the current state-based insurance regulatory system and/or introducing a direct federal role in such regulation.
Item 1A.    Risk Factors.
Most issuers, including Kemper, are exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The following discussion details the significant risk factors that are more specific to the Company. In addition to those described below, the Company’s business, financial condition and results of operation could be materially affected by other factors not presently known by, or considered material to, the Company. Readers are advised to consider these factors along with the other information included in this 2012 Annual Report, and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
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
Kemper’s Life and Health Insurance subsidiaries are particularly exposed to risks of catastrophic mortality, such as pandemic or other events that result in large numbers of deaths. In addition, the occurrence of such an event in a concentrated geographic area could have a severe disruptive effect on the Company’s workforce and business operations. The likelihood and severity of such events cannot be predicted and are difficult to estimate.
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
The Company establishes loss and LAE reserves to cover estimated liabilities, which remain unpaid as of the end of each accounting period, and to investigate and settle all claims incurred under the property and casualty insurance policies that it has issued. Loss and LAE reserves are established for claims that have been reported to the Company as of the end of the accounting period, as well as for claims that have occurred but have not yet been reported to the Company. The estimates of loss and LAE reserves are based on the Company’s assessment of the facts and circumstances known to it at the time, as well as estimates of the impact of future trends in the severity of claims, the frequency of claims and other factors. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 54 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.
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
Reserve National’s response to American health care reform may be unsuccessful.
Reserve National’s business model, which focuses on providing limited benefit and supplemental accident and health insurance coverages to persons who lack access to traditional private options, is likely to be adversely affected by the Health Care Acts. In response, Reserve National has begun adapting its business model by placing emphasis on designing and selling supplemental health insurance products that are not expected to be as severely impacted by the Health Care Acts and ceasing to issue health insurance products that are expected to be severely impacted. In particular, Reserve National has ceased issuing health insurance products that are subject to certain provisions that establish minimum loss ratios for health insurance policies significantly above the levels historically experienced by Reserve National. While this action is likely to mitigate Reserve National’s risk, the minimum loss provisions could adversely impact its ability to achieve an adequate return on its renewal book of these affected products. The creation of health insurance exchanges beginning in 2014 may result in Reserve National losing a significant number of customers.
If Reserve National’s sales of supplemental health insurance products are insufficient to offset the loss of business impacted by the Health Care Acts, a significant loss of business for Reserve National may result. A significant loss of business could have a material adverse effect on the financial condition, the results of operations and the valuation of Reserve National.
Kemper is dependent on receiving dividends from its subsidiaries to service its debt and to pay dividends to its shareholders.
As a holding company with no business operations of its own, Kemper depends on the dividend income that it receives from its subsidiaries as the primary source of funds to pay interest and principal on its outstanding debt obligations and to pay dividends to its shareholders. Kemper’s insurance subsidiaries are subject to significant regulatory restrictions under state insurance laws and regulations that limit their ability to declare and pay dividends. These laws and regulations impose minimum solvency and liquidity requirements on dividends between affiliated companies and require prior notice to, and may require approval from, state insurance regulators before dividends can be paid. The inability of one or more of Kemper’s insurance subsidiaries to pay sufficient dividends to Kemper may materially affect Kemper’s ability to timely pay its debt obligations or to pay dividends to its shareholders.

A significant downgrade in the ratings of Kemper or its insurance subsidiaries could adversely affect the Company.
Third-party rating agencies assess the financial strength and rate the claims-paying ability of insurance companies based on criteria established by the rating agencies. Third-party ratings are important competitive factors in the insurance industry. Financial strength ratings are used to assess the financial strength and quality of insurers. A significant downgrade by a recognized rating agency in the ratings of Kemper’s insurance subsidiaries, particularly those operating in the preferred and standard market or offering homeowners insurance, could result in a substantial loss of business if agents or policyholders of such subsidiaries move to other companies with higher claims-paying and financial strength ratings. Any substantial loss of business could have a material adverse effect on the financial condition and results of operations of such subsidiaries. A downgrade in Kemper’s credit rating by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”) or Fitch Ratings (“Fitch”) may reduce Kemper’s ability to access the capital markets for general corporate purposes or refinance existing debt.
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
In July 2010, the DFA was enacted into law. For more information about the potential impact of the DFA on the Company’s operations, see “Dodd-Frank Act” under “Regulation” in Item 1, beginning on page 12.
In addition, the NAIC adopted extensive modifications to its Model Insurance Holding Company System Regulatory Act and related regulation in December 2010. Several states have already adopted legislation that incorporates the principal aspects of the NAIC’s proposed revisions, and it is reasonable to assume that the various other state legislatures and regulators will enact conforming revisions into law to maintain their accredited status with the NAIC. These modifications will, among other things, substantially expand the oversight and examination powers of state insurance regulators, not only with respect to licensed insurance companies, but also with respect to their presently unregulated non-insurance affiliates, and will impose new reporting requirements on the ultimate controlling persons of such insurance companies with respect to, among other things, enterprise risk to the organization as a whole, affiliated transactions, and any divestiture of controlling interests in an insurer.
These new developments (including regulations that have been or that are required to be promulgated under the DFA), as well as significant changes in, or new interpretations of, existing laws and regulations could make it more expensive for Kemper’s subsidiaries to conduct their businesses and could materially affect the profitability of their operations and the Company’s financial results. See the discussion in the risk factor above entitled “Reserve National’s response to American health care reform may be unsuccessful” regarding the potential effect of the Health Care Acts on Reserve National’s business model. For a more detailed discussion of the regulations applicable to Kemper’s subsidiaries, see “Insurance Regulation” under “Regulation” in Item 1, beginning on page 10.

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
At December 31, 2012, Kemper’s insurance subsidiaries had $253.0 million invested in limited liability investment companies and limited partnerships accounted for under the equity method of accounting (“Equity Method Limited Liability Investments”) that invest in distressed and mezzanine debt of other companies and secondary transactions. In addition, Kemper’s insurance subsidiaries had unfunded commitments to invest an additional $141.5 million at December 31, 2012, including $88.7 million of unfunded commitments related to investments reported as Other Equity Interests and included in Equity Securities in the Consolidated Balance Sheet, in limited liability investment companies and limited partnerships. Such unfunded commitments generally may be used to fund additional investments made, or losses incurred, by such limited liability investment companies and limited partnerships. The underlying investments of such limited liability investment companies and limited partnerships generally provide opportunities for higher returns, but at a higher risk than investment-grade investments. General economic swings influence the performance of the underlying investments in distressed and mezzanine debt and secondary transactions. Kemper’s insurance subsidiaries have also made direct investments in the same or similar distressed and mezzanine debt securities of certain issuers in which such limited liability investment companies and limited partnerships have made investments, which could exacerbate any losses attributable to poor performance of any such investments. A severe and continued downturn in the economy may result in deterioration in the business prospects of the issuers of the underlying investments that could adversely affect the Company’s operating results and financial position.
The insurance industry is highly competitive.
The Company’s insurance businesses face significant competition, and its ability to compete is affected by a variety of issues relative to others in the industry, such as product pricing, service quality, financial strength and name recognition. Competitive success is based on many factors, including, but not limited to, the following:

•	Competitiveness of prices charged for insurance policies;

•	Selection of agents, web portals and other business partners;

•	Compensation paid to agents;

•	Underwriting discipline;

•	Selectiveness of sales markets;

•	Effectiveness of marketing materials;

•	Product and technological innovation;

•	Ability to detect and prevent fraudulent insurance claims;

•	Ability to control operating expenses;

•	Financial strength ratings; and

•	Quality of services provided to agents and policyholders.
The inability to compete effectively in any of the Company’s insurance businesses could materially reduce the Company’s customer base and revenues and could adversely affect the future results and financial condition of the Company.

See “Competition” in Item 1 of Part I beginning on page 8 and page 10, for more information on the competitive rankings in the property and casualty insurance markets and the life and health insurance markets, respectively, in the United States.
The effects of an evolving legal and regulatory landscape on Kemper’s insurance subsidiaries are uncertain.
The legal and regulatory landscape within which Kemper’s insurance subsidiaries conduct their businesses is often unpredictable. As industry practices and regulatory, judicial, political, social and other conditions change, unexpected and unintended issues may emerge. These emerging practices, conditions and issues could adversely affect Kemper’s insurance subsidiaries in a variety of ways, including by expansion of coverages beyond their underwriting intent, by increasing the number or size of claims or accelerating the payment of claims. Industry practices that were considered legally-compliant and reasonable for years may suddenly be deemed unacceptable by virtue of an unexpected court or regulatory ruling or changes in regulatory enforcement policies and practices. Anticipating such shifts in the law and the impact they may have on the Company and its operations is a difficult task and there can be no assurances that the Company will not encounter such shifts in the future. The effects of such changes are hard to predict, but could materially affect the financial results of the Company.
Legal and regulatory proceedings are unpredictable.
Kemper and its subsidiaries are from time to time involved in lawsuits, regulatory inquiries, and other legal proceedings arising out of the ordinary course of their businesses. Some of these proceedings may involve matters particular to Kemper or one or more of its subsidiaries, while others may pertain to business practices in the industry in which Kemper and its subsidiaries operate. Some lawsuits may seek class action status that, if granted, could expose the Company to potentially significant liability by virtue of the size of the putative classes. These matters raise difficult factual and legal issues and are subject to uncertainties and complexities, and the outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular stages in the proceedings are in most cases difficult or impossible to ascertain. A further complication is that even where the possibility of an adverse outcome is deemed to be remote using traditional legal analysis, juries sometimes can and do substitute their subjective views in place of facts and established legal principles. Given the unpredictability of the legal and regulatory landscape in which the Company operates, there can be no assurance that one or more of these matters will not produce a result that could have a material adverse effect on the Company’s consolidated financial results for any given period.
For information about the Company’s pending litigation, see Item 3, “Legal Proceedings,” beginning on page 18.
Changes in state enforcement of unclaimed property laws and related insurance claims handling practices could have a significant effect on (including an acceleration of) the payment and/or escheatment of life insurance death benefits relative to what is currently contemplated by Kemper and significantly increase claims handling costs.
In recent years, many states have begun to aggressively enforce compliance with their respective unclaimed property laws to assure that companies are properly reporting and remitting such property. The treasurers of a large majority of states have engaged private firms to examine the practices and procedures of life insurance companies for the handling of unclaimed insurance benefits under life insurance policies, annuity contracts and retained asset accounts.
Certain other measures are also being taken or considered by state insurance regulators, both individually and collectively, through the auspices of the NAIC. Some state insurance regulators have held administrative hearings and/or have initiated market conduct examinations focused on claims handling and escheatment practices of life insurers. Based on published reports, at least six companies have entered into settlement agreements in which they commit to change their historic claims practices by agreeing to periodically search for deceased insureds, prior to the receipt of a death claim, by comparing their in-force policy records against a database of reported deaths maintained by the Social Security Administration (the “SSA Death Master File”). Separately, state legislators, through the auspices of the National Council of Insurance Legislators, have proposed model legislation which, if enacted by various states, could require life insurers to compare their in-force policy records against the SSA Death Master File, for the purpose of proactively identifying potentially deceased insureds for whom the life insurer has not yet received a death claim. Kentucky, New York, Maryland and Alabama have each enacted legislation of this type, with effective dates of January 1, 2013, June 17, 2013, October 1, 2013 and January 1, 2014, respectively. These statutes, if construed to apply to life insurance policies in force on the statutes’ effective dates, could have a significant effect on, including an acceleration of, the payment of life insurance benefits to beneficiaries or, in instances where beneficiaries could not be located, the escheatment of such benefits to the states. A declaratory judgment action filed by the Company in November 2012 is pending in state court in Kentucky asking the court to construe the Kentucky statute such that it would only apply prospectively, i.e., only with respect to life insurance policies issued on or after the statute’s effective date, consistent with the requirements of applicable Kentucky statutory law and Kentucky and federal constitutional provisions.

Kemper’s life insurance companies are currently the subject of an unclaimed property compliance examination by a private firm retained by the treasurers of thirty-eight states. Kemper’s life insurance companies have provided a significant amount of information to such firm. The results of this examination are not likely to be known for some time. One state insurance regulator has also commenced a market conduct exam of Kemper’s life insurance companies for the purpose of verifying such companies’ compliance with relevant regulations governing life insurance claims handling and escheatment practices.
Should these various efforts by state officials succeed in applying new claims handling and escheatment practices to existing life insurance policies, they could have a material adverse effect on the Company’s profitability and financial position.
See Note 23, “Contingencies,” to the Consolidated Financial Statements and the sections of the MD&A entitled “Life and Health Insurance” and “Liquidity and Capital Resources” for additional information on these matters.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties.
Owned Properties
The Company owns the 41-story office building at One East Wacker Drive, Chicago, Illinois, that houses the executive offices of Kemper and the home office of its Kemper Direct operations, which together occupy approximately 58,000 square feet of the 527,000 rentable square feet in the building. In addition, Kemper’s subsidiaries together own and occupy 13 buildings located in seven states consisting of approximately 47,000 square feet in the aggregate. Kemper’s subsidiaries hold additional properties solely for investment purposes that are not utilized by Kemper or its subsidiaries.
Leased Facilities
Kemper Preferred leases facilities with an aggregate square footage of approximately 89,000 at 8 locations in eight states. The latest expiration date of the existing leases is in September of 2018. Kemper Specialty leases facilities with an aggregate square footage of approximately 20,000 at two locations in two states. The latest expiration date of the existing leases is in June of 2018. Kemper Direct leases facilities with an aggregate square footage of approximately 63,000 at five locations in four states. The latest expiration date of the existing leases is in October of 2016. Kemper Preferred, Kemper Specialty and Kemper Direct share leased facilities with an aggregate square footage of approximately 329,000 at 15 locations in 10 states. The latest expiration date of the existing leases is in September of 2018. Kemper’s Life and Health Insurance segment leases facilities with aggregate square footage of approximately 496,000 at 124 locations in 26 states. The latest expiration date of the existing leases is in October of 2019. Kemper’s corporate data processing operation leases facilities with aggregate square footage of approximately 36,000 square feet at two locations in two states. The latest expiration date of the existing leases is in September of 2018. Fireside leases facilities with an aggregate square footage of approximately 48,000 at one location in one state. The expiration date of the lease is in August of 2014.
The properties described above are in good condition. The properties utilized in the Company’s operations consist of facilities suitable for general office space, call centers and data processing operations.

Item 3.    Legal Proceedings.
Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 23, “Contingencies,” to the Consolidated Financial Statements.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Kemper’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol of “KMPR.” Quarterly information pertaining to market prices of Kemper common stock in 2012 and 2011 is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Dec 31, 2012
Common Stock Market Prices:
High	$30.99	$31.23	$33.00	$31.98	$33.00
Low	27.77	28.14	30.08	28.20	27.77
Close	30.28	30.75	30.71	29.50	29.50

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Dec 31, 2011
Common Stock Market Prices:
High	$31.11	$31.69	$30.11	$29.71	$31.69
Low	30.68	27.80	22.25	22.07	22.07
Close	30.88	29.67	23.96	29.21	29.21
Holders
As of January 17, 2013, the number of record holders of Kemper’s common stock was 4,690.
Dividends
Quarterly information pertaining to payment of dividends on Kemper’s common stock is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Dec 31, 2012
Cash Dividends Paid to Shareholders (per share)	$0.24	$0.24	$0.24	$0.24	$0.96

	Three Months Ended				Year Ended
DOLLARS PER SHARE	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Dec 31, 2011
Cash Dividends Paid to Shareholders (per share)	$0.24	$0.24	$0.24	$0.24	$0.96
Kemper’s insurance subsidiaries are subject to various state insurance laws that restrict the ability of these insurance subsidiaries to pay dividends without prior regulatory approval. See MD&A, “Liquidity and Capital Resources” and Note 9, “Shareholders’ Equity,” to the Consolidated Financial Statements for information on Kemper’s ability and intent to pay dividends.

Issuer Purchases of Equity Securities
On February 2, 2011, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock. The repurchase program does not have an expiration date. No shares were repurchased under the repurchase program during the fourth quarter of 2012. The maximum dollar value of shares of Kemper’s common stock that may yet be repurchased under the program was $211.9 million at December 31, 2012.
There were 31,379 shares withheld to satisfy tax withholding obligations relating to the exercise of stock appreciation rights under Kemper’s long-term equity-based compensation plans during the quarter ended December 31, 2012. No restricted stock awards vested under Kemper’s long-term equity-based compensation plans during the quarter ended December 31, 2012.
Kemper Common Stock Performance Graph
The following graph assumes $100 invested on December 31, 2007 in (i) Kemper common stock, (ii) the S&P MidCap 400 Index and (iii) the S&P Composite 1500 Insurance Index, in each case with dividends reinvested. Kemper is a constituent of each of these two indices.
The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Kemper common stock.

Company / Index	2007	2008	2009	2010	2011	2012
Kemper Corporation	$100.00	$35.59	$53.11	$61.26	$75.45	$78.71
S&P MidCap 400 Index	100.00	63.77	87.61	110.94	109.02	128.51
S&P Composite 1500 Insurance Index	100.00	46.76	51.80	60.11	55.96	66.65

Item 6.     Selected Financial Data.
Selected financial information as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 is presented below.

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2012	2011*	2010*	2009*	2008*
FOR THE YEAR
Earned Premiums	$2,107.1	$2,173.6	$2,289.4	$2,455.5	$2,376.6
Net Investment Income	295.9	298.0	325.7	319.9	208.5
Other Income	0.8	1.0	1.3	2.5	4.1
Net Realized Gains on Sales of Investments	65.4	33.7	42.6	24.6	59.2
Net Impairment Losses Recognized in Earnings	(6.9)	(11.3)	(16.5)	(50.4)	(152.9)
Total Revenues	$2,462.3	$2,495.0	$2,642.5	$2,752.1	$2,495.5
Income (Loss) from Continuing Operations	$91.8	$61.7	$162.4	$161.8	$(15.8)
Income (Loss) from Discontinued Operations	11.6	12.8	15.5	(2.8)	(13.9)
Net Income (Loss)	$103.4	$74.5	$177.9	$159.0	$(29.7)
Per Unrestricted Share:
Income (Loss) from Continuing Operations	$1.55	$1.02	$2.62	$2.60	$(0.25)
Income (Loss) from Discontinued Operations	0.20	0.21	0.25	(0.05)	(0.22)
Net Income (Loss)	$1.75	$1.23	$2.87	$2.55	$(0.47)
Per Unrestricted Share Assuming Dilution:
Income (Loss) from Continuing Operations	$1.54	$1.02	$2.62	$2.60	$(0.25)
Income (Loss) from Discontinued Operations	0.20	0.21	0.25	(0.05)	(0.22)
Net Income (Loss)	$1.74	$1.23	$2.87	$2.55	$(0.47)
Dividends Paid to Shareholders (per share)	$0.96	$0.96	$0.88	$1.07	$1.88
AT YEAR END
Total Assets	$8,009.1	$7,934.7	$8,260.8	$8,489.8	$8,740.8
Insurance Reserves	$4,132.2	$4,131.8	$4,182.4	$4,239.3	$4,241.3
Unearned Premiums	650.9	666.2	678.6	724.9	733.5
Certificates of Deposits	—	—	321.4	682.4	1,110.8
Notes Payable	611.4	610.6	609.8	561.4	560.8
All Other Liabilities	452.9	409.5	445.6	447.9	523.8
Total Liabilities	5,847.4	5,818.1	6,237.8	6,655.9	7,170.2
Shareholders’ Equity	2,161.7	2,116.6	2,023.0	1,833.9	1,570.6
Total Liabilities and Shareholders’ Equity	$8,009.1	$7,934.7	$8,260.8	$8,489.8	$8,740.8
Book Value Per Share	$36.98	$35.13	$33.13	$29.41	$25.20
* Effective January 1, 2012, the Company adopted ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, and retrospectively applied its provisions to the prior periods presented. The retrospective application reduced Shareholders’ Equity by $77.9 million at January 1, 2008. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Index to
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF RESULTS
Net Income was $103.4 million ($1.75 per unrestricted common share) for the year ended December 31, 2012, compared to $74.5 million ($1.23 per unrestricted common share) for the year ended December 31, 2011. Income from Continuing Operations was $91.8 million ($1.55 per unrestricted common share) in 2012, compared to $61.7 million ($1.02 per unrestricted common share) in 2011.
Catastrophe losses and LAE from continuing operations (excluding loss and LAE reserve development from prior accident years) were $124.5 million before tax for the year ended December 31, 2012, compared to $163.8 million in 2011, a decrease of $39.3 million. Kemper Preferred contributed $38.8 million to the decrease in catastrophe losses and LAE before tax, with the Life Health Insurance segment contributing $3.1 million to the decrease. The Company reported Income from Discontinued Operations of $11.6 million and $12.8 million for the years ended December 31, 2012 and 2011, respectively.
A reconciliation of Total Segment Net Operating Income to Net Income for the years ended December 31, 2012, 2011 and 2010 is presented below:

DOLLARS IN MILLIONS	2012	2011	2012 Increase (Decrease)	2010	2011 Increase (Decrease)
Segment Net Operating Income (Loss):
Kemper Preferred	$(11.2)	$(17.6)	$6.4	$52.9	$(70.5)
Kemper Specialty	1.2	19.8	(18.6)	21.0	(1.2)
Kemper Direct	(0.9)	(27.5)	26.6	(1.7)	(25.8)
Life and Health Insurance	90.8	98.9	(8.1)	87.4	11.5
Total Segment Net Operating Income	79.9	73.6	6.3	159.6	(86.0)
Unallocated Net Operating Loss	(26.1)	(26.5)	0.4	(14.4)	(12.1)
Consolidated Net Operating Income	53.8	47.1	6.7	145.2	(98.1)
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	42.5	21.9	20.6	27.9	(6.0)
Net Impairment Losses Recognized in Earnings	(4.5)	(7.3)	2.8	(10.7)	3.4
Income from Continuing Operations	91.8	61.7	30.1	162.4	(100.7)
Income from Discontinued Operations	11.6	12.8	(1.2)	15.5	(2.7)
Net Income	$103.4	$74.5	$28.9	$177.9	$(103.4)
Earned Premiums were $2,107.1 million in 2012, compared to $2,173.6 million in 2011, a decrease of $66.5 million. Earned Premiums decreased by $54.7 million and $25.4 million in the Kemper Direct and Kemper Specialty segments, respectively, offset by a $19.6 million increase in premiums in the Kemper Preferred segment.
Net Investment Income decreased by $2.1 million in 2012 due primarily to $4.1 million in higher Other Investment Expenses, partially offset by $1.2 million of higher net investment income from Real Estate and $1.2 million of higher investment income from Loans to Policyholders.
Net Realized Gains on Sales of Investments were $65.4 million in 2012, compared to $33.7 million in 2011. Net Impairment Losses Recognized in Earnings for the years ended December 31, 2012 and 2011 were $6.9 million and $11.3 million, respectively. The Company cannot predict when or if similar investment gains or losses may occur in the future. See MD&A, “Investments Results,” for information pertaining to investment performance.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CATASTROPHES
The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in certain regions and reinsurance. To limit its exposures to catastrophic events, the Company maintains various primary catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each primary catastrophe reinsurance program is provided in various layers (see Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for further discussion of these programs). In addition to these programs, the Kemper Preferred segment purchases reinsurance for catastrophe losses in North Carolina at retentions lower than the Company’s primary catastrophe reinsurance programs (“the Kemper Preferred NC Program”). The Company purchases reinsurance from the FHCF for hurricane losses in Florida at retentions lower than the Company’s primary catastrophe reinsurance programs.
Catastrophe reinsurance premiums for the Company’s primary reinsurance programs, the Kemper Preferred NC Program and the FHCF reduced earned premiums for the years ended December 31, 2012, 2011 and 2010 by the following:

DOLLARS IN MILLIONS	2012	2011	2010
Kemper Preferred	$24.6	$20.0	$21.9
Kemper Specialty	0.1	0.1	0.3
Kemper Direct	0.4	0.8	0.8
Life and Health Insurance	2.0	2.3	3.6
Total Ceded Catastrophe Reinsurance Premiums	$27.1	$23.2	$26.6
Ceded Catastrophe Reinsurance Premiums for the Life and Health Insurance segment for the year ended December 31, 2011 in the preceding table includes a reduction of $0.2 million in the Company’s estimate for reinsurance reinstatement premiums for certain hurricanes that occurred in prior years. Ceded Catastrophe Reinsurance Premiums for the Life and Health Insurance segment in the preceding table includes reinsurance reinstatement premiums of $0.6 million for the year ended December 31, 2010 to reinstate coverage following certain hurricanes that occurred in prior years.
Catastrophe losses and LAE (excluding loss and LAE reserve development from prior accident years) from continuing operations were $124.5 million, $163.8 million and $79.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Catastrophe losses and LAE (excluding loss and LAE reserve development) by business segment for the years ended December 31, 2012, 2011 and 2010 are presented below:

DOLLARS IN MILLIONS	2012	2011	2010
Kemper Preferred	$105.4	$144.2	$70.1
Kemper Specialty	4.8	3.8	2.9
Kemper Direct	8.3	6.7	1.8
Life and Health Insurance	6.0	9.1	4.5
Total Catastrophe Losses and LAE	$124.5	$163.8	$79.3

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CATASTROPHES (Continued)
The number of catastrophic events and catastrophe losses and LAE (excluding loss and LAE reserve development) by range of loss for the years ended December 31, 2012 and 2011 are presented below:

	Year Ended
	Dec 31, 2012		Dec 31, 2011
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	19	$25.6	22	$37.4
$5 - $10	5	39.4	3	21.9
$10 - $15	1	11.0	1	10.9
$15 - $20	—	—	2	37.2
$20 - $25	—	—	1	23.0
Greater Than $25	1	48.5	1	33.4
Total	26	$124.5	30	$163.8
As shown in the preceding table, catastrophe losses and LAE decreased for the year ended December 31, 2012 due primarily to lower severity of losses below $5 million per event and lower frequency of losses in excess of $15 million per event, partially offset by higher frequency of losses ranging from $5 million to $10 million per event. The five events in the $5 million to $10 million range and one event in the $10 million to $15 million range for the year ended December 31, 2012 were related to hail or wind events in either Texas, Colorado or the Midwest and mid-Atlantic states. In the fourth quarter of 2012, the Company incurred claims related to one event in the greater than $25 million range which was Superstorm Sandy. Events below $5 million for the year ended December 31, 2011 are due primarily to spring storms. In the second quarter of 2011, the United States experienced a high volume of spring storms, including a record level of tornadoes in April resulting in two events in the $15 million to $20 million range and one event which was $32.1 million. In the third quarter of 2011, the Company incurred claims related to one event in the $20 million to $25 million range which was Hurricane Irene. Catastrophe losses and LAE for the year ended December 31, 2011 include $23.0 million related to Hurricane Irene.
In late October 2012, Superstorm Sandy, a named catastrophe and at one point a level two hurricane while over the Atlantic ocean, caused a significant amount of damage in several northeastern states. Catastrophe losses and LAE for the year ended December 31, 2012 include $48.5 million related to Superstorm Sandy, of which $44.0 million is included in the Kemper Preferred segment.
In the second quarter of 2011, the United States experienced a high volume of spring storms, including a record level of tornadoes in April. These storms contributed significantly to the increase in the Company’s catastrophe losses and LAE in 2011, compared to 2010. In the third quarter of 2011, the Company also incurred claims related to Hurricane Irene. Catastrophe losses and LAE for the year ended December 31, 2011 includes $23.0 million related to Hurricane Irene, of which $22.1 million is included in the Kemper Preferred segment. No major hurricanes that significantly impacted the Company made landfall in the United States during 2010.
Total Catastrophe loss and LAE reserves, net of reinsurance recoverables, developed favorably by $6.3 million, $6.4 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. See MD&A, “Loss and LAE Reserve Development,” of this 2012 Annual Report for catastrophe loss and LAE reserve development by business segment.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LOSS AND LAE RESERVE DEVELOPMENT
Increases (decreases) in the Company’s property and casualty loss and LAE reserves for the years ended December 31, 2012, 2011 and 2010 to recognize adverse (favorable) loss and LAE reserve development from prior accident years, hereinafter also referred to as “reserve development” in the discussion of segment results, is presented below:

DOLLARS IN MILLIONS	2012	2011	2010
Kemper Preferred:
Non-catastrophe	$1.4	$(13.6)	$(18.9)
Catastrophe	(6.2)	(5.5)	(4.9)
Total	(4.8)	(19.1)	(23.8)
Kemper Specialty:
Non-catastrophe	(2.4)	(9.5)	4.0
Catastrophe	0.1	0.1	0.1
Total	(2.3)	(9.4)	4.1
Kemper Direct:
Non-catastrophe	(17.5)	(4.4)	(7.0)
Catastrophe	(0.3)	0.5	0.2
Total	(17.8)	(3.9)	(6.8)
Life and Health Insurance:
Non-catastrophe	(0.4)	(1.1)	1.1
Catastrophe	0.1	(1.5)	3.4
Total	(0.3)	(2.6)	4.5
Decrease in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	(18.9)	(28.6)	(20.8)
Catastrophe	(6.3)	(6.4)	(1.2)
Decrease in Total Loss and LAE Reserve Related to Prior Years	$(25.2)	$(35.0)	$(22.0)
See MD&A, “Critical Accounting Estimates,” of this 2012 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

NON-GAAP FINANCIAL MEASURES (Continued)
Consolidated Net Operating Income
Consolidated Net Operating Income is an after-tax, non-GAAP measure and is computed by excluding from Income from Continuing Operations the after-tax impact of 1) Net Realized Gains (Losses) on Sales of Investments, 2) Net Impairment Losses Recognized in Earnings related to investments and 3) other significant non-recurring or infrequent items that may not be indicative of ongoing operations. Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations.
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
A reconciliation of Consolidated Net Operating Income to Income from Continuing Operations for the years ended December 31, 2012, 2011 and 2010 is presented below:

DOLLARS IN MILLIONS	2012	2011	2010
Consolidated Net Operating Income	$53.8	$47.1	$145.2
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	42.5	21.9	27.9
Net Impairment Losses Recognized in Earnings	(4.5)	(7.3)	(10.7)
Income from Continuing Operations	$91.8	$61.7	$162.4
There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Income for the years ended December 31, 2012, 2011 and 2010.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER PREFERRED
Selected financial information for the Kemper Preferred segment follows:

DOLLARS IN MILLIONS	2012	2011	2010
Net Premiums Written	$891.7	$868.8	$872.2
Earned Premiums:
Automobile	$515.5	$510.9	$544.7
Homeowners	308.5	294.9	290.0
Other Personal	55.4	54.0	53.3
Total Earned Premiums	879.4	859.8	888.0
Net Investment Income	45.0	48.8	55.4
Other Income	0.4	0.3	0.4
Total Revenues	924.8	908.9	943.8
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	608.4	584.6	587.3
Catastrophe Losses and LAE	105.4	144.2	70.1
Prior Years:
Non-catastrophe Losses and LAE	1.4	(13.6)	(18.9)
Catastrophe Losses and LAE	(6.2)	(5.5)	(4.9)
Total Incurred Losses and LAE	709.0	709.7	633.6
Insurance Expenses	243.8	239.8	243.3
Operating Profit (Loss)	(28.0)	(40.6)	66.9
Income Tax Benefit (Expense)	16.8	23.0	(14.0)
Segment Net Operating Income (Loss)	$(11.2)	$(17.6)	$52.9

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	69.1%	67.9%	66.2%
Current Year Catastrophe Losses and LAE Ratio	12.0	16.8	7.9
Prior Years Non-catastrophe Losses and LAE Ratio	0.2	(1.6)	(2.1)
Prior Years Catastrophe Losses and LAE Ratio	(0.7)	(0.6)	(0.6)
Total Incurred Loss and LAE Ratio	80.6	82.5	71.4
Incurred Expense Ratio	27.7	27.9	27.4
Combined Ratio	108.3%	110.4%	98.8%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	69.1%	67.9%	66.2%
Incurred Expense Ratio	27.7	27.9	27.4
Underlying Combined Ratio	96.8%	95.8%	93.6%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	96.8%	95.8%	93.6%
Current Year Catastrophe Losses and LAE Ratio	12.0	16.8	7.9
Prior Years Non-catastrophe Losses and LAE Ratio	0.2	(1.6)	(2.1)
Prior Years Catastrophe Losses and LAE Ratio	(0.7)	(0.6)	(0.6)
Combined Ratio as Reported	108.3%	110.4%	98.8%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER PREFERRED (Continued)
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2012	Dec 31, 2011
Insurance Reserves:
Automobile	$287.6	$274.7
Homeowners	123.7	106.2
Other Personal	41.0	35.3
Insurance Reserves	$452.3	$416.2

Insurance Reserves:
Loss Reserves:
Case	$284.7	$259.0
Incurred but Not Reported	105.5	92.9
Total Loss Reserves	390.2	351.9
LAE Reserves	62.1	64.3
Insurance Reserves	$452.3	$416.2
2012 Compared with 2011
Earned Premiums in the Kemper Preferred segment increased by $19.6 million for the year ended December 31, 2012, compared to the same period in 2011, due primarily to higher volume, and to a lesser extent, higher average premium. Earned premiums on automobile insurance increased by $4.6 million in 2012, compared to 2011, due primarily to higher volume, partially offset by lower average premium. Earned premiums on homeowners insurance increased by $13.6 million in 2012, compared to 2011, due primarily to higher volume and, to a lesser extent, higher average premium. Earned premiums on other personal insurance increased by $1.4 million in 2012, compared to 2011, due primarily to higher volume and, to a lesser extent, higher average premium.
Net Investment Income in the Kemper Preferred segment decreased by $3.8 million for the year ended December 31, 2012, compared to 2011, due primarily to lower net investment income from Equity Method Limited Liability Investments. The Kemper Preferred segment reported net investment income from Equity Method Limited Liability Investments of $4.0 million in 2012, compared to $8.0 million in 2011.
Operating Loss in the Kemper Preferred segment decreased by $12.6 million before taxes for the year ended December 31, 2012, compared to the same period in 2011, due primarily to lower incurred catastrophe losses and LAE, partially offset by lower levels of favorable loss and LAE reserve development, higher underlying losses and LAE as a percentage of earned premiums and lower Net Investment Income. Underlying incurred losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding development) were $105.4 million in 2012, compared to $144.2 million in 2011. Favorable loss and LAE reserve development (including catastrophe development) was $4.8 million in 2012, compared to $19.1 million in 2011. Underlying losses and LAE as a percentage of earned premiums were 69.1% in 2012, compared to 67.9% in 2011. Kemper Preferred continues to take actions intended to improve profitability, including additional rate increases, enhanced pricing segmentation, higher deductibles, in particular for wind or hail events, and other underwriting actions.
Automobile insurance incurred losses and LAE were $413.7 million, or 80.3% of automobile insurance earned premiums, for the year ended December 31, 2012, compared to $389.5 million, or 76.2% of automobile insurance earned premiums, for the same period in 2011. Automobile insurance incurred losses as a percentage of automobile earned premiums increased by 4.1% due primarily to higher underlying losses and LAE as a percentage of automobile insurance earned premiums and an unfavorable impact from a change in loss and LAE reserve development, partially offset by lower incurred catastrophe losses and LAE (excluding development). Underlying losses and LAE as a percentage of automobile insurance earned premiums were 76.4% in 2012, compared to 73.8% in 2011. Underlying losses and LAE as a percentage of automobile insurance earned premiums increased due primarily to higher frequency in bodily injury coverages and higher severity in all coverages, partially

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER PREFERRED (Continued)
offset by lower frequency in comprehensive and personal injury protection coverages. Unfavorable loss and LAE reserve development was $7.4 million in 2012, compared to favorable loss and LAE reserve development of $1.3 million in 2011. Catastrophe losses and LAE (excluding development) were $12.7 million in 2012, compared to $14.1 million in 2011.
Homeowners insurance incurred losses and LAE were $264.5 million, or 85.7% of homeowners insurance earned premiums, for the year ended December 31, 2012, compared to $293.5 million, or 99.5% of homeowners insurance earned premiums, for the same period in 2011. Homeowners insurance incurred losses and LAE as a percentage of homeowners insurance earned premiums decreased due primarily to lower catastrophe losses and LAE (excluding development), lower underlying losses and LAE as a percentage of homeowners insurance earned premiums, partially offset by lower levels of favorable loss and LAE reserve development. Catastrophe losses and LAE (excluding development) on homeowners insurance were $87.8 million in 2012, compared to $124.5 million in 2011. Catastrophe losses and LAE incurred in 2012 were due in part to $44.0 million of catastrophe losses and LAE from Superstorm Sandy and several hail and wind events throughout the United States. For the year ended December 31, 2011, the catastrophe losses were primarily related to Hurricane Irene and several severe tornadoes and other storms throughout the United States. Underlying losses and LAE as a percentage of homeowners insurance earned premiums were 60.3% in 2012, compared to 61.6% in 2011. Underlying losses and LAE as a percentage of homeowners insurance earned premiums decreased by 1.3% due primarily to lower non-catastrophe storm losses, partially offset by higher fire and water damage losses. Favorable non-catastrophe loss and LAE reserve development was $3.6 million in 2012, compared to $7.1 million in 2011.
Other personal insurance incurred losses and LAE were $30.8 million, or 55.6% of other personal insurance earned premiums, for the year ended December 31, 2012, compared to $26.7 million, or 49.4% of other personal insurance earned premiums, for the same period in 2011. Other personal insurance incurred losses and LAE increased by $4.1 million due primarily to lower levels of favorable loss and LAE reserve development and higher underlying losses and LAE, partially offset by lower catastrophe losses and LAE (excluding reserve development). Favorable loss and LAE reserve development was $2.7 million in 2012, compared to $5.0 million in 2011. Underlying losses and LAE were $28.6 million in 2012, compared to $26.1 million in 2011. Catastrophe losses and LAE (excluding development) were $4.9 million in 2012, compared to $5.6 million in 2011.
Insurance Expenses increased by $4.0 million for the year ended December 31, 2012, compared to 2011, due primarily to increased new business and renewal production.
The Kemper Preferred segment reported Segment Net Operating Loss of $11.2 million for the year ended December 31, 2012, compared to Segment Net Operating Loss of $17.6 million for the same period in 2011. The Kemper Preferred segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $20.2 million in 2012, compared to $24.5 million in 2011.
2011 Compared with 2010
Earned Premiums in the Kemper Preferred segment decreased by $28.2 million for the year ended December 31, 2011 compared to 2010, due to lower volume, partially offset by higher average premium rates. Volume decreased due, in part, to Kemper Preferred’s decision to maintain its underwriting discipline and increase premium rates while facing increased competition in a soft personal lines insurance market. Also contributing to the decrease in volume was Kemper Preferred’s ongoing strategy to reduce its mix of non-package and non-target market business. Earned premiums from package policies (a package policy provides both automobile and homeowners insurance coverages in a single policy) comprised 55% of earned premiums in the Kemper Preferred segment in 2011, compared to 52% in 2010. Earned premiums on automobile insurance decreased by $33.8 million in 2011, compared to 2010, due to lower volume and, to a lesser extent, lower average premium rates. The weighted-average number of automobile insurance policies in force decreased by 7.2% in 2011, compared to 2010. Earned premiums on homeowners insurance increased by $4.9 million in 2011, compared to 2010, due primarily to higher average premium rates, partially offset by lower volume. The weighted-average number of homeowners insurance policies in force decreased by 2.5% in 2011, compared to 2010. Earned premiums on other personal insurance increased by $0.7 million in 2011, compared to 2010, due primarily to higher average premium rates, partially offset by lower volume.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER PREFERRED (Continued)
Net Investment Income in the Kemper Preferred segment decreased by $6.6 million for the year ended December 31, 2011, compared to 2010, due primarily to lower net investment income from Equity Method Limited Liability Investments, partially offset by higher dividends on equity securities and a higher level of allocated investments. The Kemper Preferred segment reported net investment income from Equity Method Limited Liability Investments of $8.0 million in 2011, compared to $16.2 million in 2010.
Operating results in the Kemper Preferred segment decreased by $107.5 million before taxes for the year ended December 31, 2011, compared to 2010, due primarily to higher incurred catastrophe losses and LAE (excluding development), higher homeowners insurance underlying losses and LAE as a percentage of earned premiums, the impact of lower favorable loss and LAE reserve development (including catastrophe development), higher insurance expenses as a percentage of earned premiums and lower net investment income.
Catastrophe losses and LAE (excluding development) were $144.2 million for the year ended December 31, 2011, compared to $70.1 million in 2010, an increase of $74.1 million. Favorable loss and LAE reserve development (including catastrophe development) was $19.1 million in 2011, compared to $23.8 million in 2010. Underlying losses and LAE as a percentage of earned premiums were 67.9% in 2011, compared to 66.2% in 2010.
Automobile insurance incurred losses and LAE were $389.5 million for the year ended December 31, 2011, compared to $399.1 million in 2010. Automobile insurance incurred losses and LAE decreased by $9.6 million due primarily to lower claim volume resulting principally from fewer automobile insurance policies in force and lower underlying losses and LAE as a percentage of automobile insurance earned premiums, partially offset by higher incurred catastrophe losses and LAE (excluding development) and the impact of lower favorable loss and LAE reserve development (excluding catastrophe development). Underlying losses and LAE as a percentage of automobile insurance earned premiums were 73.8% in 2011, compared to 74.1% in 2010. Underlying losses and LAE as a percentage of automobile insurance earned premiums decreased due primarily to lower average frequency of losses. Catastrophe losses and LAE (excluding development) were $14.1 million in 2011, compared to $7.2 million in 2010. Favorable loss and LAE reserve development (excluding catastrophe development) was $1.3 million in 2011, compared to favorable development of $11.6 million in 2010.
Homeowners insurance incurred losses and LAE were $293.5 million for the year ended December 31, 2011, compared to $210.0 million in 2010. Homeowners insurance incurred losses and LAE increased by $83.5 million in 2011, compared to 2010, due primarily to higher catastrophe losses and LAE (excluding development) and higher underlying losses and LAE, partially offset by the impact of higher favorable loss and LAE reserve development (excluding catastrophe development). Catastrophe losses and LAE (excluding development) on homeowners insurance were $124.5 million in 2011, compared to $61.4 million in 2010. The catastrophe losses and LAE in 2011 included losses from Hurricane Irene and several severe tornadoes and other storms throughout the United States. Underlying losses and LAE were $181.7 million in 2011, compared to $156.9 million in 2010. Underlying losses and LAE increased due primarily to higher average estimated frequency and severity of losses. Favorable loss and LAE reserve development (excluding catastrophe development) was $7.1 million in 2011, compared to $3.6 million in 2010.
Other personal insurance incurred losses and LAE were $26.7 million for the year ended December 31, 2011, compared to $24.5 million in 2010. Other personal insurance incurred losses and LAE increased by $2.2 million due primarily to higher catastrophe losses and LAE (excluding development), partially offset by the impact of higher favorable loss and LAE reserve development (excluding catastrophe development). Catastrophe losses and LAE (excluding development) on other personal insurance were $5.6 million in 2011, compared to $1.5 million in 2010. Favorable loss and LAE reserve development (excluding catastrophe development) was $5.2 million in 2011, compared to $3.7 million in 2010.
Insurance Expenses decreased by $3.5 million for the year ended December 31, 2011, compared to 2010, due primarily to lower acquisition expenses, partially offset by higher underwriting expenses, largely due to information technology expenses related to several new systems initiatives.
The Kemper Preferred segment reported Segment Net Operating Loss of $17.6 million for the year ended December 31, 2011, compared to Segment Net Operating Income of $52.9 million for the same period in 2010. The Kemper Preferred segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $24.5 million in 2011, compared to $25.6 million in 2010.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER SPECIALTY
Selected financial information for the Kemper Specialty segment follows:

DOLLARS IN MILLIONS	2012	2011	2010
Net Premiums Written	$415.1	$438.2	$457.2
Earned Premiums:
Personal Automobile	$376.3	$405.2	$431.3
Commercial Automobile	43.5	40.0	43.6
Total Earned Premiums	419.8	445.2	474.9
Net Investment Income	19.0	22.8	25.8
Other Income	0.3	0.5	0.6
Total Revenues	439.1	468.5	501.3
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	347.9	358.4	376.0
Catastrophe Losses and LAE	4.8	3.8	2.9
Prior Years:
Non-catastrophe Losses and LAE	(2.4)	(9.5)	4.0
Catastrophe Losses and LAE	0.1	0.1	0.1
Total Incurred Losses and LAE	350.4	352.8	383.0
Insurance Expenses	91.5	91.5	92.7
Operating Profit (Loss)	(2.8)	24.2	25.6
Income Tax Benefit (Expense)	4.0	(4.4)	(4.6)
Segment Net Operating Income	$1.2	$19.8	$21.0

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	83.0%	80.4%	79.2%
Current Year Catastrophe Losses and LAE Ratio	1.1	0.9	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	(0.6)	(2.1)	0.8
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	83.5	79.2	80.6
Incurred Expense Ratio	21.8	20.6	19.5
Combined Ratio	105.3%	99.8%	100.1%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	83.0%	80.4%	79.2%
Incurred Expense Ratio	21.8	20.6	19.5
Underlying Combined Ratio	104.8%	101.0%	98.7%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	104.8%	101.0%	98.7%
Current Year Catastrophe Losses and LAE Ratio	1.1	0.9	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	(0.6)	(2.1)	0.8
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Combined Ratio as Reported	105.3%	99.8%	100.1%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER SPECIALTY (Continued)
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2012	Dec 31, 2011
Insurance Reserves:
Personal Automobile	$164.8	$166.6
Commercial Automobile	43.9	51.5
Other	7.2	7.8
Insurance Reserves	$215.9	$225.9

Insurance Reserves:
Loss Reserves:
Case	$130.9	$135.1
Incurred but Not Reported	48.3	47.7
Total Loss Reserves	179.2	182.8
LAE Reserves	36.7	43.1
Insurance Reserves	$215.9	$225.9
2012 Compared with 2011
Earned Premiums in the Kemper Specialty segment decreased by $25.4 million for the year ended December 31, 2012, compared to the same period in 2011, due primarily to lower earned premiums for personal automobile insurance, partially offset by higher earned premiums on commercial automobile insurance. Personal automobile insurance earned premiums decreased by $28.9 million in 2012, compared to 2011, due primarily to lower volume, partially offset by higher average premium. Personal automobile insurance policies in force were approximately 260,000 at December 31, 2012, compared to 302,000 at the beginning of 2012 and 329,000 at the beginning of 2011. Commercial automobile insurance earned premiums increased by $3.5 million in 2012, compared to 2011, due primarily to higher volume from an increase in new business production.
Net Investment Income in the Kemper Specialty segment decreased by $3.8 million for the year ended December 31, 2012, compared to 2011, due primarily to lower net investment income from Equity Method Limited Liability Investments and lower levels of investments allocated to Kemper Specialty. The Kemper Specialty segment reported net investment income of $1.7 million from Equity Method Limited Liability Investments in 2012, compared to $3.7 million for 2011.
Operating Loss in the Kemper Specialty segment was $2.8 million for the year ended December 31, 2012, compared to Operating Profit of $24.2 million in 2011. Operating results deteriorated due primarily to higher underlying losses and LAE as a percentage of earned premiums, lower favorable reserve development, lower net investment income and higher underwriting expenses as a percentage of earned premiums.
Personal automobile insurance operating results decreased by $30.5 million for the year ended December 31, 2012, compared to 2011, due primarily to higher underlying incurred losses and LAE as a percentage of personal automobile insurance earned premiums, unfavorable loss and LAE reserve development, higher insurance expenses as a percentage of personal automobile insurance earned premiums and lower net investment income. Underlying incurred losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Underlying incurred losses and LAE were $312.5 million, or 83.0% of personal automobile insurance earned premiums in 2012 compared to $328.5 million, or 81.1% of personal automobile insurance earned premiums in 2011. Personal automobile insurance underlying incurred losses and LAE as a percentage of personal automobile insurance earned premiums increased due primarily to higher claims handling costs in 2012, compared to 2011. Loss and LAE reserve development on personal automobile insurance had an adverse effect of $10.3 million in 2012, compared to a favorable effect of $3.6 million in 2011, and was related primarily to the 2011 and 2010 accident years.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER SPECIALTY (Continued)
Commercial automobile insurance operating profit increased by $3.3 million for the year ended December 31, 2012, compared to 2011, due primarily to the favorable effects of loss and LAE reserve development, partially offset by higher underlying incurred losses and LAE as a percentage of commercial automobile insurance earned premiums. Favorable loss and LAE reserve development on commercial automobile insurance was $12.6 million in 2012, of which $5.9 million related to 2011 and 2010 accident years, with the balance of $6.7 million dispersed over several older accident years. Favorable loss and LAE reserve development was $6.1 million in 2011. Underlying incurred losses and LAE as a percentage of commercial automobile insurance earned premiums were 81.5% in 2012, compared to 74.3% in 2011, and increased due primarily to higher frequency of losses.
Other insurance operating profit increased by $0.2 million for the year ended December 31, 2012, compared to 2011. Other insurance consists of certain reinsurance pools in run-off and other personal insurance in run-off. Loss and LAE reserve development on certain reinsurance pools in run-off, had adverse development of $0.4 million in 2011. There was no loss and LAE reserve development on reinsurance pools in run-off in 2012.
Insurance expenses as a percentage of earned premiums was 21.8% for the year ended December 31, 2012, compared to 20.6% in 2011. Insurance expenses as a percentage of earned premiums increased in 2012, compared to 2011, due primarily to higher expenses associated with information technology initiatives.
Segment Net Operating Income in the Kemper Specialty segment was $1.2 million for the year ended December 31, 2012, compared to $19.8 million in 2011. The Kemper Specialty segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $8.5 million in 2012, compared to $11.3 million in 2011.
2011 Compared with 2010
Earned Premiums in the Kemper Specialty segment decreased by $29.7 million for the year ended December 31, 2011, compared to 2010, due to lower earned premiums for both personal and commercial automobile insurance. Personal automobile insurance earned premiums decreased by $26.1 million in 2011, compared to 2010, due primarily to lower volume and, to a lesser extent, lower average earned premium per policy. Throughout 2010 and 2011, Kemper Specialty’s personal automobile insurance policies in force decreased due to economic conditions, increased competition and higher premium rates, particularly in California. Personal automobile insurance policies in force were approximately 329,000 at the beginning of 2011, compared to approximately 351,000 at the beginning of 2010. Commercial automobile insurance earned premiums decreased by $3.6 million in 2011, compared to 2010, due primarily to lower volume. Commercial automobile insurance volume has decreased due primarily to a smaller renewal book of business, partially offset by higher retention rates and increased new business production.
Net Investment Income in the Kemper Specialty segment decreased by $3.0 million for the year ended December 31, 2011, compared to 2010, due primarily to lower net investment income from Equity Method Limited Liability Investments. The Kemper Specialty segment reported net investment income of $3.7 million from Equity Method Limited Liability Investments in 2011, compared to $7.5 million in 2010.
Operating Profit in the Kemper Specialty segment decreased by $1.4 million for the year ended December 31, 2011, compared to 2010, due primarily to lower operating profit in personal automobile insurance, offset by higher operating profit in commercial automobile insurance and other insurance.
Personal automobile insurance operating profit decreased by $6.9 million for the year ended December 31, 2011, compared to 2010, due primarily to higher underlying incurred losses and LAE as a percentage of personal automobile insurance earned premiums, higher insurance expenses as a percentage of personal automobile insurance earned premiums and lower net investment income, partially offset by the favorable effects of loss and LAE reserve development. Underlying incurred losses and LAE as a percentage of personal automobile insurance earned premiums increased due primarily to higher frequency of losses and, to a lesser extent, higher severity of losses in 2011, compared to 2010. Loss and LAE reserve development on personal automobile insurance had a favorable effect of $3.6 million in 2011, compared to an adverse effect of $3.7 million in 2010. Insurance expenses as a percentage of personal automobile insurance earned premiums increased due primarily to investment in policy and billing systems.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER SPECIALTY (Continued)
Commercial automobile insurance operating profit increased by $4.3 million for the year ended December 31, 2011, compared to 2010, due primarily to the favorable effects of loss and LAE reserve development and lower underlying incurred losses and LAE as a percentage of commercial automobile insurance earned premiums. Favorable Loss and LAE reserve development on commercial automobile insurance was $6.1 million in 2011, compared to $1.1 million in 2010. Underlying incurred losses and LAE as a percentage of commercial automobile insurance earned premiums decreased in 2011, compared to 2010, due primarily to lower severity, partially offset by higher frequency of losses.
Other insurance consists of certain reinsurance pools in run-off and other personal insurance in run-off. Other insurance operating loss was $0.1 million for the year ended December 31, 2011, compared to $0.6 million in 2010. Adverse loss and LAE reserve development on certain reinsurance pools in run-off was $0.4 million in 2011, compared to $0.7 million in 2010. Excluding development from these reinsurance pools, loss and LAE reserve development on other personal insurance had an adverse effect of $0.9 million in 2010 and was almost entirely related to two liability claims, one from 2003 and the other from 2005. Insurance expenses in 2010 included a reduction of expense of $0.8 million related to a change in estimate for uncollectible reinsurance.
Segment Net Operating Income in the Kemper Specialty segment was $19.8 million for the year ended December 31, 2011, compared to $21.0 million in 2010. The Kemper Specialty segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $11.3 million in 2011, compared to $12.0 million in 2010.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER DIRECT
Selected financial information for the Kemper Direct segment follows:

DOLLARS IN MILLIONS	2012	2011	2010
Net Premiums Written	$147.3	$209.0	$269.3
Earned Premiums:
Automobile	$158.3	$213.3	$273.5
Homeowners	9.5	9.2	8.7
Other Personal	0.2	0.2	0.2
Total Earned Premiums	168.0	222.7	282.4
Net Investment Income	13.9	17.4	20.6
Other Income	—	0.1	0.1
Total Revenues	181.9	240.2	303.1
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	139.0	194.8	228.9
Catastrophe Losses and LAE	8.3	6.7	1.8
Prior Years:
Non-catastrophe Losses and LAE	(17.5)	(4.4)	(7.0)
Catastrophe Losses and LAE	(0.3)	0.5	0.2
Total Incurred Losses and LAE	129.5	197.6	223.9
Insurance Expenses	57.2	76.3	87.1
Write-off of Intangible Asset from Direct Response Acquisition	—	13.5	—
Operating Loss	(4.8)	(47.2)	(7.9)
Income Tax Benefit	3.9	19.7	6.2
Segment Net Operating Loss	$(0.9)	$(27.5)	$(1.7)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	82.8%	87.5%	81.1%
Current Year Catastrophe Losses and LAE Ratio	4.9	3.0	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	(10.4)	(2.0)	(2.5)
Prior Years Catastrophe Losses and LAE Ratio	(0.2)	0.2	0.1
Total Incurred Loss and LAE Ratio	77.1	88.7	79.3
Incurred Expense Ratio, Including Write-off of Intangible Asset	34.0	40.3	30.8
Combined Ratio	111.1%	129.0%	110.1%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	82.8%	87.5%	81.1%
Incurred Expense Ratio, Including Write-off of Intangible Asset	34.0	40.3	30.8
Underlying Combined Ratio	116.8%	127.8%	111.9%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	116.8%	127.8%	111.9%
Current Year Catastrophe Losses and LAE Ratio	4.9	3.0	0.6
Prior Years Non-catastrophe Losses and LAE Ratio	(10.4)	(2.0)	(2.5)
Prior Years Catastrophe Losses and LAE Ratio	(0.2)	0.2	0.1
Combined Ratio as Reported	111.1%	129.0%	110.1%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER DIRECT (Continued)
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2012	Dec 31, 2011
Insurance Reserves:
Automobile	$173.3	$216.5
Homeowners	2.7	4.8
Other	1.8	2.6
Total Insurance Reserves	$177.8	$223.9

Insurance Reserves:
Loss Reserves:
Case	$115.4	$140.9
Incurred but Not Reported	39.7	54.0
Total Loss Reserves	155.1	194.9
LAE Reserves	22.7	29.0
Insurance Reserves	$177.8	$223.9
2012 Compared with 2011
Earned Premiums in the Kemper Direct segment decreased by $54.7 million for the year ended December 31, 2012, compared to the same period in 2011, due primarily to lower volume, partially offset by higher average premium rates.
In the third quarter of 2012, the Company announced that it was reviewing strategic options for Kemper Direct and that it would cease direct-to-consumer marketing activities. In the fourth quarter of 2012, the Company concluded its evaluation and determined that, to optimize the value for the business, it would continue to solicit business for its worksite, affinity and renters programs and would place its direct-to-consumer operations in run-off. The Company expects positive earnings from the run-off as a result of premium rate increases and further optimization of operations. Kemper Direct expects that its policies in-force will decline 15% to 25% over the next twelve months as a result of this and other actions.

Net Investment Income in the Kemper Direct segment decreased by $3.5 million for the year ended December 31, 2012, compared to 2011, due primarily to lower net investment income from Equity Method Limited Liability Investments and lower levels of investments allocated to Kemper Direct. Net investment income from Equity Method Limited Liability Investments was $1.3 million in 2012, compared to $2.9 million in 2011.
The Kemper Direct segment reported an Operating Loss of $4.8 million for the year ended December 31, 2012, compared to an Operating Loss of $47.2 million in 2011. Operating results improved in the Kemper Direct segment in 2012, compared to 2011, due primarily to lower levels of unprofitable business, higher levels of favorable reserve development, the impact of the partial write-off in 2011 of an intangible asset from the acquisition of Direct Response Corporation (”Direct Response”) that did not recur in 2012 and lower underlying losses and LAE, partially offset by lower net investment income.
Incurred losses and LAE were $129.5 million, or 77.1% as a percentage of earned premiums, for the year ended December 31, 2012, compared to $197.6 million, or 88.7% as a percentage of earned premiums, in 2011. Incurred losses and LAE decreased in 2012, due primarily to the impact of lower earned premiums, higher levels of favorable loss and LAE reserve development and lower underlying losses and LAE as a percentage of earned premiums, partially offset by higher incurred catastrophe losses and LAE (excluding development). Underlying incurred losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Favorable loss and LAE reserve development was $17.8 million in 2012, compared to $3.9 million in 2011. Underlying losses and LAE as a percentage of earned premiums were 82.8% in 2012, compared to 87.5% in 2011. Underlying losses and LAE as a percentage of earned premiums decreased in both automobile and homeowners insurance. Catastrophe losses and LAE (excluding development) were $8.3 million in 2012, compared to $6.7 million in 2011.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER DIRECT (Continued)
The Incurred Expense Ratio, Including Write-off of Intangible Asset, was 34.0% of earned premiums for the year ended December 31, 2012, compared to 40.3% of earned premiums in 2011. In 2011, the Direct Response book of business was not improving at the rate that Kemper Direct had initially expected, and Kemper Direct determined that the customer relationships intangible asset related to the Direct Response acquisition was impaired at December 31, 2011 and recognized a charge of $13.5 million in 2011 to write down the asset to its estimated fair value. Insurance Expenses as a percentage of earned premiums were 34.0% in 2012 compared to 34.3% of earned premiums in 2011. Insurance Expenses as a percentage of earned premiums decreased due primarily to reduced acquisition and marketing related expenses, partially offset by other underwriting costs not declining at the same pace as earned premiums.
Kemper Direct reported a Segment Net Operating Loss of $0.9 million for the year ended December 31, 2012, compared to a Segment Net Operating Loss of $27.5 million for the same period in 2011. The Kemper Direct segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $6.2 million in 2012, compared to $8.7 million in 2011.
2011 Compared with 2010
Earned Premiums in the Kemper Direct segment decreased by $59.7 million for the year ended December 31, 2011, compared to 2010, due primarily to lower volume, partially offset by higher average premium rates.
Net Investment Income in the Kemper Direct segment decreased by $3.2 million for the year ended December 31, 2011, compared to 2010, due primarily to lower net investment income from Equity Method Limited Liability Investments. Net investment income from Equity Method Limited Liability Investments was $2.9 million in 2011, compared to $6.0 million in 2010.
The Kemper Direct segment reported Operating Loss of $47.2 million for the year ended December 31, 2011, compared to Operating Loss of $7.9 million in 2010. Operating results declined in the Kemper Direct segment in 2011, compared to 2010, due primarily to the partial write-off of an intangible asset acquired in the Kemper Direct Response acquisition, higher underlying losses and LAE as a percentage of earned premiums, higher insurance expenses as a percentage of earned premiums, higher incurred catastrophe losses and LAE (excluding development) and lower net investment income.
Incurred Losses and LAE as a percentage of earned premiums was 88.7% for the year ended December 31, 2011, compared to 79.3% in 2010. Incurred Losses and LAE as a percentage of earned premiums increased in 2011 due primarily to higher underlying losses and LAE as a percentage of earned premiums, higher incurred catastrophe losses and LAE (excluding development) and the impact of lower favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums was 87.5% in 2011, compared to 81.1% in 2010. Underlying losses and LAE as a percentage of earned premiums increased in 2011, compared to 2010, due primarily to increased severity on automobile insurance. Catastrophe losses and LAE (excluding development) was $6.7 million in 2011, compared to $1.8 million in 2010. Favorable loss and LAE reserve development was $3.9 million in 2011, compared to $6.8 million in 2010.
Insurance Expenses in the Kemper Direct segment were 34.3% of earned premiums for the year ended December 31, 2011, compared to 30.8% of earned premiums in 2010. Insurance Expenses as a percentage of earned premiums increased in 2011, compared to 2010, due primarily to higher amortization expense related to the acquisition of Direct Response, higher restructuring costs and higher consulting expenses.
In 2011, the Direct Response book of business was not improving at the rate that Kemper Direct had initially expected, and Kemper Direct determined that the customer relationships intangible asset related to the Direct Response acquisition was impaired at December 31, 2011 and recognized a charge of $13.5 million in 2011 to write down the asset to its estimated fair value.
Kemper Direct reported a Segment Net Operating Loss of $27.5 million for the year ended December 31, 2011, compared to a Segment Net Operating Loss of $1.7 million for the same period in 2010. The Kemper Direct segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income, dividends received deductions and changes in certain recoverables that are not taxable for tax purposes. Tax-exempt investment income and dividends received deductions were $8.7 million in 2011, compared to $10.3 million in 2010.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE AND HEALTH INSURANCE
Selected financial information for the Life and Health Insurance segment follows:

DOLLARS IN MILLIONS	2012	2011	2010
Earned Premiums:
Life	$393.4	$395.1	$396.7
Accident and Health	165.2	166.3	161.9
Property	81.3	84.5	85.5
Total Earned Premiums	639.9	645.9	644.1
Net Investment Income	204.3	200.5	213.0
Other Income	0.1	0.1	0.2
Total Revenues	844.3	846.5	857.3
Policyholders’ Benefits and Incurred Losses and LAE	393.1	385.6	406.8
Insurance Expenses	310.8	308.6	293.8
Write-off of Goodwill	—	—	14.8
Operating Profit	140.4	152.3	141.9
Income Tax Expense	(49.6)	(53.4)	(54.5)
Segment Net Operating Income	$90.8	$98.9	$87.4
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2012	Dec 31, 2011
Insurance Reserves:
Future Policyholder Benefits	$3,103.1	$3,046.8
Incurred Losses and LAE Reserves:
Life	36.8	33.8
Accident and Health	21.7	22.1
Property	7.0	8.3
Total Incurred Losses and LAE Reserves	65.5	64.2
Insurance Reserves	$3,168.6	$3,111.0
2012 Compared with 2011
Earned Premiums in the Life and Health Insurance segment decreased by $6.0 million for the year ended December 31, 2012, compared to the same period in 2011. Earned premiums on life insurance decreased by $1.7 million in 2012, compared to 2011, due primarily to lower volume of insurance. Earned premiums on accident and health insurance decreased by $1.1 million in 2012, compared to 2011, due primarily to lower volume of insurance resulting from the suspension of sales of certain health insurance products described below and, to a lesser extent, lower volume of Medicare supplement insurance, partially offset by higher volume of supplemental health insurance products and higher average premium. Earned premiums on property insurance decreased by $3.2 million in 2012, compared to 2011, due primarily to lower volume of insurance from the run-off and, in certain geographical areas, the non-renewal of dwelling coverage.
Kemper believes that some of the health insurance products sold by its subsidiary, Reserve National, could be adversely impacted by some provisions of the Health Care Acts. In particular, a provision which sets minimum loss ratios for health insurance policies and a provision, beginning in 2014, establishing health insurance exchanges could adversely impact Reserve National’s business prospects. Such affected health insurance products (the “Affected Products”) accounted for $62.5 million, or 38%, of the Life and Health Insurance segment’s accident and health insurance earned premiums in 2012. Reserve National has been adapting its business model in response and suspended sales of the Affected Products at the end of 2011. In 2011, Reserve National began transitioning its sales to other health insurance products that are not expected to be as severely impacted by the Health Care Acts (the “Supplemental Products”). Supplemental Products accounted for $29.8 million, or 18%, of the Life and Health Insurance segment’s accident and health insurance earned premiums in 2012. Reserve National expects

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE AND HEALTH INSURANCE (Continued)
earned premiums from the Affected Products to decrease by approximately 20% in 2013 due to such suspension of sales and expects an increase in earned premiums from the Supplemental Products to offset much of the decline. The Life and Health segment cannot predict what impact the establishment of health insurance exchanges will have on its premiums beginning in 2014. Accordingly, there can be no assurance that the transition will fully offset the impact from suspending sales of the affected health insurance products.
The Life and Health Insurance segment continued to intentionally run off insurance policies providing dwelling coverage (”Dwelling Policies”) to reduce its exposure to catastrophe risks. Over the last several years, the Life and Health Insurance segment has halted new sales of Dwelling Policies in all markets and non-renewed Dwelling Policies in certain geographical, mainly coastal, areas while continuing to renew policies in other geographical areas. Accordingly, except for catastrophe reinsurance provided by the FHCF, the Life and Health Insurance segment did not renew its primary annual catastrophe reinsurance program for 2013. Earned premiums from dwelling coverage comprised 26%, 30% and 32% of the Life and Health Insurance segment’s earned premiums on property insurance in 2012, 2011 and 2010, respectively.
Net Investment Income increased by $3.8 million for the year ended December 31, 2012, compared to 2011, due primarily to higher investment income from Equity Method Limited Liability Investments, partially offset by lower book yields on fixed maturities and lower levels of capital allocated to the segment. Net investment income from Equity Method Limited Liability Investments was income of $1.8 million in 2012, compared to a loss of $6.3 million in 2011.
Operating Profit in the Life and Health Insurance segment was $140.4 million for the year ended December 31, 2012, compared to $152.3 million in 2011. Policyholders’ Benefits and Incurred Losses and LAE increased by $7.5 million in 2012 due primarily to higher policyholders’ benefits on life insurance and the impact of Loss and LAE reserve development on property insurance, partially offset by lower catastrophe losses and LAE and lower underlying losses on property insurance. Policyholders’ benefits on life insurance were $265.3 million in 2012, compared to $253.2 million in 2011, an increase of $12.1 million. Policyholder benefits on life insurance increased due primarily to reserve adjustments in 2011 associated with correcting expiry dates for certain extended term life insurance policies and a lower level of net lapse in 2012, partially offset by better mortality experience. Incurred accident and health insurance losses were $88.9 million, or 53.8% of accident and health insurance earned premiums, in 2012, compared to $88.9 million, or 53.4% of accident and health insurance earned premiums, in 2011. Incurred accident and health insurance losses were flat as higher average incurred claim costs for Medicare supplement insurance and, to a lesser extent, a higher average incurred claim cost for hospitalization and limited benefit insurance products, were offset by lower frequency of Medicare supplement insurance claims and, to a lesser extent, lower frequency of hospitalization and limited benefit insurance products. Incurred Losses and LAE on property insurance were $38.9 million in 2012, compared to $43.5 million in 2011. Underlying losses and LAE on property insurance were $33.2 million, or 40.8% of property insurance earned premium, in 2012, compared to $37.0 million, or 43.8% of property insurance earned premium, in 2011. Catastrophe losses and LAE (excluding development) were $6.0 million in 2012, compared to $9.1 million in 2011. Favorable loss reserve development on property insurance was $0.3 million (including adverse development of $0.1 million on catastrophes) in 2012, compared to favorable development of $2.6 million (including favorable development of $1.5 million on catastrophes) in 2011. Insurance Expenses in the Life and Health Insurance segment increased by $2.2 million in 2012, compared to 2011, due primarily to higher commission and fringe benefit expenses, partially attributable to an increase in the number of career agents employed, and higher amortization of deferred policy acquisition costs.
Segment Net Operating Income in the Life and Health Insurance segment was $90.8 million for the year ended December 31, 2012, compared to $98.9 million in 2011.
Certain state insurance regulators, legislators and treasurers are involved in an array of initiatives that could result in significant changes to unclaimed property laws and claims handling practices with respect to life insurance policies. These initiatives seek, in various ways, to impose a new duty on the part of life insurers to proactively search for deaths of their insureds. It is the Company's position that state officials lack authority to establish new procedures that change existing contracts. See Item 1A., Risk Factors,” under the caption “Changes in state enforcement of unclaimed property laws and related insurance claims handling practices could have a significant effect on (including an acceleration of) the payment and/or escheatment of life insurance death benefits relative to what is currently contemplated by Kemper and significantly increase claims handling costs,” Note 23, “Contingencies,” to the Consolidated Financial Statements and MD&A, “Liquidity and Capital Resources” for additional information about these matters.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE AND HEALTH INSURANCE (Continued)
2011 Compared with 2010
Earned Premiums in the Life and Health Insurance segment increased by $1.8 million for the year ended December 31, 2011, compared to 2010, due primarily to higher accident and health insurance earned premiums. Earned premiums on accident and health insurance increased by $4.4 million in 2011, compared to 2010, due primarily to higher average premium rates, partially offset by lower volume of insurance. Net Investment Income decreased by $12.5 million in 2011, compared to 2010, due primarily to lower net investment income on Equity Method Limited Liability Investments, partially offset by higher levels of investments.
Operating Profit in the Life and Health Insurance segment was $152.3 million for year ended December 31, 2011, compared to$141.9 million in 2010. Operating Profit increased due primarily to lower Policyholders’ Benefits and Incurred Losses and LAE and the impact of a charge to write off goodwill in 2010, partially offset by the lower net investment income and higher insurance expenses. Policyholders’ Benefits and Incurred Losses and LAE decreased by $21.2 million in 2011, compared to 2010, due primarily to lower policyholders’ benefits on life insurance, lower accident and health insurance losses as a percentage of accident and health earned premiums and the favorable impact of Loss and LAE reserve development on property insurance, partially offset by higher catastrophe losses and LAE (excluding development) on property insurance. Policyholders’ benefits on life insurance were $253.2 million in 2011, compared to $263.0 million in 2010, a decrease of $9.8 million. Policyholder benefits on life insurance decreased due primarily to reserve adjustments in 2011 associated with correcting expiry dates for certain extended term life insurance policies and better mortality experience, partially offset by higher reserve additions for persisting policies. Incurred accident and health insurance losses were $88.9 million, or 53.5% of accident and health insurance earned premiums, in 2011, compared to $95.7 million, or 59.1% of accident and health insurance earned premiums, in 2010. Incurred accident and health insurance losses as a percentage of accident and health insurance earned premiums decreased due primarily to lower frequency and severity of health claims. Incurred Losses and LAE on property insurance were $43.5 million in 2011, compared to $48.1 million in 2010. Favorable loss reserve development on property insurance was $2.6 million (including favorable development of $1.5 million on catastrophes) in 2011, compared to adverse development of $4.5 million (including adverse development of $3.4 million on catastrophes) in 2010. Catastrophe losses and LAE (excluding development) were $9.1 million in 2011, compared to $4.5 million in 2010. Insurance Expenses in the Life and Health Insurance segment increased by $14.8 million in 2011, compared to 2010, due primarily to higher commission and fringe benefit expenses, partially attributable to an increase in the number of career agents employed, and higher amortization of deferred policy acquisition costs. The Company wrote off $14.8 million of goodwill in 2010 related to Reserve National.
Segment Net Operating Income in the Life and Health Insurance segment was $98.9 million for the year ended December 31, 2011, compared to $87.4 million in 2010.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS
Net Investment Income
Net Investment Income for the years ended December 31, 2012, 2011 and 2010 was:

DOLLARS IN MILLIONS	2012	2011	2010
Investment Income:
Interest and Dividends on Fixed Maturities	$246.1	$246.6	$243.8
Dividends on Equity Securities	25.7	25.2	16.0
Short-term Investments	0.2	0.1	0.3
Loans to Policyholders	18.9	17.7	16.5
Real Estate	27.4	26.0	27.1
Equity Method Limited Liability Investments	9.3	9.6	48.8
Other	0.1	0.3	—
Total Investment Income	327.7	325.5	352.5
Investment Expenses:
Real Estate	26.1	25.9	25.7
Other Investment Expenses	5.7	1.6	1.1
Total Investment Expenses	31.8	27.5	26.8
Net Investment Income	$295.9	$298.0	$325.7
2012 Compared with 2011
Net Investment Income decreased by $2.1 million for the year ended December 31, 2012, compared to the same period in 2011, due primarily to higher other investment expenses, partially offset by higher interest income from loans to policyholders and higher real estate net investment income. Interest income from loans to policyholders increased by $1.2 million in 2012, compared to 2011, due to a higher level of loans outstanding. Net investment income from real estate increased by $1.2 million in 2012, compared to 2011, due primarily to higher occupancy.
2011 Compared with 2010
Net Investment Income decreased by $27.7 million for the year ended December 31, 2011, compared to 2010. Investment income from Equity Method Limited Liability Investments decreased by $39.2 million in 2011, compared to 2010, due primarily to a lower total rate of return. Dividends on equity securities increased by $9.2 million in 2011, compared to 2010, due primarily to higher levels of income producing equity securities. Interest and dividends on fixed maturities and policyholder loans increased by $2.8 million and $1.2 million, respectively in 2011, compared to 2010.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2012, 2011 and 2010 were:

DOLLARS IN MILLIONS	2012	2011	2010
Fixed Maturities:
Gains on Sales	$56.9	$14.2	$21.5
Losses on Sales	(0.1)	(0.1)	(0.1)
Equity Securities:
Gains on Sales	8.3	34.0	11.7
Losses on Sales	(0.2)	(13.5)	—
Former Investee – Intermec:
Gains on Sales	—	—	0.8
Real Estate:
Gains on Sales	0.2	0.1	8.2
Other Investments:
Gains on Sales	—	—	0.1
Losses on Sales	—	(0.1)	(0.1)
Trading Securities Net Gains (Losses)	0.3	(0.9)	0.5
Net Realized Gains on Sales of Investments	$65.4	$33.7	$42.6
In the third quarter of 2012, the Company sold $320.1 million of municipal securities to take advantage of attractive pricing for such securities and for tax planning and other portfolio management purposes. Realized Gains on Sales of Fixed Maturities for the year ended December 31, 2012 include realized gains of $44.9 million from such sales.
Net Impairment Losses Recognized in Earnings
The components of Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 were:

DOLLARS IN MILLIONS	2012	2011	2010
Fixed Maturities	$(1.9)	$(2.2)	$(14.4)
Equity Securities	(1.9)	(1.9)	(2.1)
Real Estate	(3.1)	(7.2)	—
Net Impairment Losses Recognized in Earnings	$(6.9)	$(11.3)	$(16.5)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other-than-temporary declines in fair value are reported in the Consolidated Statements of Income in the period that the declines are determined to be other than temporary. Net Impairment Losses recognized in the Consolidated Statement of Income for the years ended December 31, 2012, 2011 and 2010 include other-than-temporary impairment (“OTTI”) losses of $6.9 million, $11.3 million and $16.5 million, respectively. OTTI losses recognized in the Consolidated Statement of Income for the years ended December 31, 2012 and 2011 included pre-tax losses of $3.1 million and $7.2 million, respectively, to write down real estate investments. OTTI losses recognized in the Consolidated Statement of Income for the year ended December 31, 2010 included pre-tax losses of $11.9 million due to the deterioration of the business prospects of a single issuer in the waste management business. OTTI losses recognized in the Consolidated Statement of Income for the year ended December 31, 2010 included pre-tax foreign currency losses of $2.1 million.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Total Comprehensive Investment Gains
Total Comprehensive Investment Gains are comprised of Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income and unrealized investment gains and losses that are not reported in the Consolidated Statements of Income, but rather are reported in the Consolidated Statements of Comprehensive Income. The components of Total Comprehensive Investment Gains for the years ended December 31, 2012, 2011 and 2010 were:

DOLLARS IN MILLIONS	2012	2011	2010
Fixed Maturities:
Recognized in Consolidated Statements of Income:
Gains on Sales	$56.9	$14.6	$21.5
Losses on Sales	(0.1)	(0.1)	(0.1)
Net Impairment Losses Recognized in Earnings	(1.9)	(2.2)	(14.4)
Total Recognized in Consolidated Statements of Income	54.9	12.3	7.0
Recognized in Other Comprehensive Income (Loss)	69.1	272.8	86.4
Total Comprehensive Investment Gains (Losses) on Fixed Maturities	124.0	285.1	93.4
Equity Securities:
Recognized in Consolidated Statements of Income:
Gains on Sales	8.3	34.0	11.7
Losses on Sales	(0.2)	(13.5)	—
Net Impairment Losses Recognized in Earnings	(1.9)	(1.9)	(2.1)
Total Recognized in Consolidated Statements of Income	6.2	18.6	9.6
Recognized in Other Comprehensive Income (Loss)	29.2	(71.2)	90.2
Total Comprehensive Investment Gains (Losses) on Equity Securities	35.4	(52.6)	99.8
Former Investee:
Recognized in Consolidated Statements of Income:
Gains on Sales	—	—	0.8
Recognized in Other Comprehensive Income (Loss)	—	—	2.9
Total Comprehensive Investment Gains on Former Investee	—	—	3.7
Real Estate:
Recognized in Consolidated Statements of Income:
Gains on Sales	0.2	0.1	8.2
Net Impairment Losses Recognized in Earnings	(3.1)	(7.2)	—
Total Recognized in Consolidated Statements of Income	(2.9)	(7.1)	8.2
Other Investments:
Recognized in Consolidated Statements of Income:
Gains on Sales	—	—	0.1
Losses on Sales	—	(0.1)	(0.1)
Trading Securities Net Gains (Losses)	0.3	(0.9)	0.5
Total Recognized in Consolidated Statements of Income	0.3	(1.0)	0.5
Total Comprehensive Investment Gains	$156.8	$224.4	$205.6
Recognized in Consolidated Statements of Income	$58.5	$22.8	$26.1
Recognized in Other Comprehensive Income	98.3	201.6	179.5
Total Comprehensive Investment Gains	$156.8	$224.4	$205.6
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

INVESTMENT RESULTS (Continued)
Company’s investment in Intermec common stock was included in Investments in Equity Securities and was reported at its fair value. See Note 14, “Income from Investments,” to the Consolidated Financial Statements. Investment gains recognized in Other Comprehensive Income for the year ended December 31, 2011, included an other comprehensive loss of $50.6 million from disposing of all of the Company’s holding of Intermec common stock. Other Comprehensive Income from Equity Securities for the year ended December 31, 2010 include other comprehensive gains of $50.6 million related to the Company’s investment in the common stock of Intermec.
INVESTMENT QUALITY AND CONCENTRATIONS
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At December 31, 2012, 93% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from S&P; a rating of Aaa, Aa, A or Baa from Moody’s; a rating of AAA, AA, A or BBB from Fitch; or a rating from the NAIC of 1 or 2. The following table summarizes the credit quality of the fixed maturity investment portfolio at December 31, 2012 and 2011:

NAIC Rating	S&P Equivalent Rating	Dec 31, 2012		Dec 31, 2011
		Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,319.1	68.3%	$3,591.8	75.2%
2	BBB	1,199.0	24.7	839.4	17.6
3	BB	65.3	1.3	108.6	2.3
4	B	93.6	1.9	89.1	1.9
5	CCC	178.0	3.7	127.8	2.7
6	In or Near Default	5.2	0.1	16.7	0.3
Total Investments in Fixed Maturities		$4,860.2	100.0%	$4,773.4	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $4.3 million and $5.4 million at December 31, 2012 and 2011, respectively.
At December 31, 2012, the Company had $288.5 million of bonds issued by states and political subdivisions, commonly referred to as “municipal bonds,” that had been pre-refunded with U.S. Government and Government Agencies and Authorities obligations held in trust for the full payment of principal and interest (“Pre-refunded Municipal Bonds”). At December 31, 2012, the Company had $1,112.9 million of investments in municipal bonds that had not been pre-refunded, of which $103.5 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment credit-risk strategy is to focus on the underlying credit rating of the issuer and not to rely on the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the underlying rating of nearly 96% of the Company’s entire municipal bond portfolio that has not been pre-refunded is AA or higher, half of which are direct obligations of states.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at December 31, 2012 and 2011:

	Dec 31, 2012		Dec 31, 2011
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$428.9	6.6%	$491.7	7.9%
Pre-refunded Municipal Bonds	288.5	4.5	275.2	4.4
Other Municipal Bonds:
States	545.1	8.4	937.8	15.1
Political Subdivisions	122.9	1.9	178.9	2.9
Revenue Bonds	444.9	6.9	460.7	7.4
Total Investments in Governmental Fixed Maturities	$1,830.3	28.3%	$2,344.3	37.7%
The Company’s short-term investments primarily consist of overnight repurchase agreements and money market funds. At December 31, 2012, the Company had $183.7 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government and $111.8 million invested in money market funds which primarily invest in U.S. Treasury securities. At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed. The Company does not have any investments in sovereign debt securities issued by foreign governments.
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at December 31, 2012 and 2011:

	Dec 31, 2012		Dec 31, 2011
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,371.1	21.2%	$1,153.1	18.5%
Finance, Insurance and Real Estate	780.8	12.1	590.4	9.5
Services	298.6	4.6	233.8	3.8
Transportation, Communication and Utilities	289.2	4.5	252.2	4.1
Mining	143.4	2.2	89.6	1.4
Retail Trade	66.5	1.0	50.1	0.8
Wholesale Trade	57.8	0.9	41.5	0.7
Agriculture, Forestry and Fishing	19.2	0.3	17.8	0.3
Other	3.3	0.1	0.6	—
Total Investments in Non-governmental Fixed Maturities	$3,029.9	46.9%	$2,429.1	39.1%
Seventy-four companies comprised over 75% of the Company’s fixed maturity exposure to the Manufacturing industry at December 31, 2012, with the largest single exposure, Merck & Co. Inc., comprising 3.2%, or $43.5 million, of the Company’s fixed maturity exposure to such industry. Thirty-three companies comprised over 75% of the Company’s exposure to the Finance, Insurance and Real Estate industry at December 31, 2012, with the largest single exposure, Citigroup Inc., comprising 4.6%, or $36.1 million, of the Company’s exposure to such industry.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the fair value of the Company’s ten largest exposures to issuers of investment securities, excluding exposures to short term investments and investments in U.S. Government and Government Agencies and Authorities and Pre-refunded Municipal Bonds, at December 31, 2012:

DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments
Fixed Maturities:
States and Political Subdivisions:
Texas	$84.7	1.3%
Georgia	73.0	1.1
Colorado	62.5	1.0
Washington	54.4	0.8
Louisiana	45.4	0.7
Corporate Securities:
Bonds and Notes:
Merck & Co., Inc.	43.5	0.7
Equity Securities:
iShares® iBoxx $ Investment Grade Corporate Bond Fund	101.0	1.6
Merck & Co., Inc.	1.5	—
Equity Method Limited Liability Investments:
Tennenbaum Opportunities Fund V, LLC	69.9	1.1
Special Value Opportunity Fund, LLC	59.4	0.9
Goldman Sachs Vintage Fund IV, L.P.	58.9	0.9
Total	$654.2	10.1%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENTS IN LIMITED LIABILITY INVESTMENT COMPANIES AND LIMITED PARTNERSHIPS
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, or Other Equity Interests and included in Equity Securities depending on the accounting method used to report the investment. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements. Additional information pertaining to these investments at December 31, 2012 and 2011 is presented below:

DOLLARS IN MILLIONS	Asset Class	Unfunded Commitment Dec 31, 2012	Carrying Value		Stated Fund End Date
			Dec 31, 2012	Dec 31, 2011
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Tennenbaum Opportunities Fund V, LLC	Distressed Debt	$—	$69.9	$75.6	10/10/2016
Special Value Opportunities Fund, LLC	Distressed Debt	—	59.4	67.8	7/13/2014
Goldman Sachs Vintage Fund IV, LP	Secondary Transactions	17.3	58.9	64.2	12/31/2016
BNY Mezzanine - Alcentra Partners III, LP	Mezzanine Debt	21.2	18.9	22.7	2021-2022
NYLIM Mezzanine Partners II, LP	Mezzanine Debt	4.0	10.3	13.5	7/31/2016
BNY Mezzanine Partners, LP	Mezzanine Debt	1.1	9.2	12.9	4/17/2016
Ziegler Meditech Equity Partners, LP	Growth Equity	0.8	8.9	13.3	1/31/2016
Special Value Continuation Fund, LLC	Distressed Debt	—	—	22.4	—
Other Funds		8.4	17.5	13.9	Various
Total for Equity Method Limited Liability Investments		52.8	253.0	306.3
Reported as Other Equity Interests and Reported at Fair Value:
Highbridge Principal Strategies Mezzanine Partners, LP	Mezzanine Debt	2.5	22.1	20.8	1/23/2018
Goldman Sachs Vintage Fund V, LP	Secondary Transactions	6.9	13.7	13.9	12/31/2018
Highbridge Principal Strategies Credit Opportunities Fund, LP	Hedge Fund	—	11.0	—	None
GS Mezzanine Partners V, LP	Mezzanine Debt	14.8	9.3	8.2	12/31/2021
Other		64.5	85.2	50.2	Various
Total Reported as Other Equity Interests and Reported at Fair Value		88.7	141.3	93.1
Total		$141.5	$394.3	$399.4
In April 2012, the Special Value Continuation Fund, LLC, which was previously accounted for under the equity method of accounting and reported in Equity Method Limited Liability Investments, converted from a Delaware limited liability company to a Delaware corporation and became a publicly-traded company. Accordingly, the Company’s investment was converted to common stock and is now reported in Equity Securities at December 31, 2012.
The Company does not directly participate, as either a lender or borrower of securities, in any securities lending program. The Company does not participate directly in credit default swaps. The Company does not engage directly in hedging activities, including, but not limited to, activities involving interest rate swaps, forward foreign currency contracts, commodities contracts, exchange traded and over-the-counter options or warrants. The Company has limited exposure to such programs and activities by virtue of an investment of $1.0 million at December 31, 2012 included in Other under the heading “Reported as Other Equity Interests and Reported at Fair Value” in the preceding table. Such investment consists solely of restricted assets that are being redeemed over several periods.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INTEREST AND OTHER EXPENSES
Interest and Other Expenses was $85.5 million, $83.9 million and $68.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Interest expense, excluding interest on a mortgage note payable included in real estate investment expense, was $37.6 million, $36.9 million and $32.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Other Corporate Expenses were $47.9 million, $47.0 million and $36.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Other Corporate Expenses increased by $0.9 million for the year ended December 31, 2012, compared to 2011, due primarily to higher postretirement benefit costs and salaries. Other Corporate Expenses increased by $10.9 million for the year ended December 31, 2011, compared to 2010, due primarily to higher postretirement benefit costs, costs incurred with changing the Company’s name and other corporate initiatives.
INCOME TAXES
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions, the effects of the write-off of goodwill in 2010, and the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $39.8 million, $50.6 million and $54.4 million in 2012, 2011 and 2010, respectively. The Company wrote off $14.8 million of goodwill in 2010 that is not deductible for income taxes. State income tax expense, net of federal benefit, from continuing operations was $0.8 million, $1.0 million and $1.0 million in 2012, 2011 and 2010, respectively.
The Company’s effective income tax rate from discontinued operations differs from the Federal statutory income tax rate due primarily to the net effects of state income taxes. State income tax, net of federal taxes, from discontinued operations was $0.7 million of expense, $0.3 million of benefit, and $1.1 million of expense for the years ended December 31, 2012, 2011 and 2010, respectively. State income tax includes changes in the state deferred tax asset valuation allowance related to Fireside and is net of a $0.2 million benefit, $2.3 million benefit, and $0.5 million expense for the years ended December 31, 2012, 2011 and 2010, respectively.
LIQUIDITY AND CAPITAL RESOURCES
On March 7, 2012, Kemper entered into a new four-year, $325.0 million, unsecured, revolving credit agreement, expiring March 7, 2016 (the “2016 Credit Agreement”), with a group of financial institutions. The 2016 Credit Agreement replaced Kemper’s $245.0 million, unsecured, revolving credit agreement which was scheduled to expire on October 30, 2012 (the “Former Credit Agreement”) and was terminated on March 7, 2012. There were no borrowings under the Former Credit Agreement at either December 31, 2011 or at its termination. The 2016 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2016 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance and Trinity. Proceeds from advances under the 2016 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings under the 2016 Credit Agreement at December 31, 2012, and accordingly, $325.0 million was available for future borrowings. Management estimates that it could borrow the full amount under the 2016 Credit Agreement and still meet the financial covenants therein.
During the third quarter of 2011, Kemper borrowed $95.0 million under the Former Credit Agreement. The proceeds from the borrowing were used, in part, to make a voluntary contribution of $83.7 million to fund the Company’s defined benefit pension plan. The contribution consisted of cash of $32.2 million and 7,309,764 shares of Intermec common stock purchased from Kemper’s subsidiary, Trinity (see Note 17, “Pension Benefits”). Kemper’s subsidiary, United Insurance, paid a cash dividend of $25.0 million to Kemper in September 2011, which was used along with cash on hand to repay $30 million of the borrowings under the Former Credit Agreement during the third quarter of 2011. As described below, during October 2011, the borrowings under the Former Credit Agreement were repaid in full.
In 2010, Kemper issued $250 million of its 6.00% senior notes due November 30, 2015 (the “2015 Senior Notes”). The 2015 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper issued the 2015 Senior Notes for proceeds of $247.8 million, net of transaction costs, for an effective yield of 6.21%. Kemper used a portion of the proceeds from the sale of the 2015 Senior Notes to repay borrowings of $140 million under the Former Credit Agreement and to make a capital contribution of $60.0 million to its subsidiary, United Insurance. Interest expense under the 2015 Senior Notes was $15.4 million, $15.4 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
In 2007, Kemper issued $360 million of its 6.00% senior notes due May 15, 2017 (the “2017 Senior Notes”). The 2017 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper issued the 2017 Senior Notes for proceeds of $354.8 million, net of transaction costs, for an effective yield of 6.19%. Kemper used a portion of the proceeds from the sale of the 2017 Senior Notes to repay the $300 million aggregate principal amount of its 5.75% senior notes which matured on July 1, 2007. Interest expense under the 2017 Senior Notes was $22.1 million for the year ended December 31, 2012 and $22.0 million for each of the annual periods ended December 31, 2011, and 2010, respectively.
In 2003, Kemper issued $200 million of its 4.875% senior notes due November 1, 2010 (the “2010 Senior Notes”) for an effective yield of 5.04%. The 2010 Senior Notes were repaid and retired in 2010. Interest expense under the 2010 Senior Notes was $8.4 million for the year ended December 31, 2010.
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries paid dividends consisting of $95.0 million in cash to Kemper during 2012. In 2013, Kemper estimates that its direct insurance subsidiaries would be able to pay $179.0 million in dividends to Kemper without prior regulatory approval.
On March 31, 2012, Kemper’s subsidiary, Fireside Bank, converted from an industrial bank to a general business corporation and changed its name to Fireside Auto Finance. Accordingly, Fireside is no longer regulated by the Federal Depository Insurance Corporation or the California Department of Financial Institutions and may pay dividends or make other distributions without prior regulatory approval. On April 5, 2012, FAF distributed $20 million of its capital to its then parent company, Fireside Securities Corporation, who then, in turn, distributed the same amount to its parent company, Kemper. In October 2011, Fireside Bank distributed $250 million of its capital to its then parent company, Fireside Securities Corporation, who then, in turn, distributed the same amount to its parent company, Kemper.
On February 2, 2011, the Board of Directors approved a new share repurchase program under which Kemper is authorized to repurchase up to $300 million of its common stock. During 2012, Kemper repurchased approximately 2.0 million shares of its common stock at an aggregate cost of $60.7 million in open market transactions under the new repurchase program. During 2011, Kemper repurchased approximately 0.9 million shares of its common stock at an aggregate cost of $27.4 million in open market transactions.
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in each quarter of 2012. Dividends paid were $56.9 million for the year ended December 31, 2012.
Kemper directly held cash and investments totaling $190.2 million at December 31, 2012, compared to $217.0 million at December 31, 2011. Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments, and the payment of interest on Kemper’s senior notes include cash and investments directly held by Kemper, receipt of dividends from Kemper’s subsidiaries and borrowings under the 2016 Credit Agreement. The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income and proceeds from the sales and maturity of investments. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Changes in the legal environment relative to state enforcement of unclaimed property laws and related insurance claims handling practices could result in changes in the manner in which Kemper's life insurance companies administer life insurance death benefits and escheat unclaimed benefits to the states, and could have a significant effect on, including decreasing such time lag due to an acceleration of, the payment and/or escheatment of such benefits relative to what is currently contemplated by Kemper. See Item 1A., Risk Factors,” under the caption “Changes in state enforcement of unclaimed property laws and related insurance claims handling practices could have a significant effect on (including an acceleration of) the payment and/or escheatment of life insurance death benefits relative to what is currently contemplated by Kemper and significantly increase claims handling costs,” Note 23, “Contingencies,” to the Consolidated Financial Statements and MD&A, “Life and Health Insurance” for additional information about these matters. During periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could either result in investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they experience several future catastrophic events over a relatively short period of time. Prior to the sale of its active portfolio of automobile loan receivables, the primary sources of funds for Fireside included the repayments of automobile loans, interest on automobile loans, investment income and proceeds from the sales and maturity of investments. The primary uses of funds for Fireside were general expenses and purchase of investments. Prior to the redemption of its Certificates of Deposits, the primary uses of funds for Fireside also included the repayment of customer deposits and interest paid to depositors.
Net Cash Provided by Operating Activities increased by $90.7 million for the year ended December 31, 2012, compared to 2011. Net Cash Provided by Operating Activities decreased by $83.5 million for the year ended December 31, 2011, compared to 2010.
Net Cash Used by Financing Activities decreased by $291.2 million for the year ended December 31, 2012, compared to the same period in 2011. The Company did not use cash for the Repayments of Certificates of Deposits for the year ended December 31, 2012, compared to net cash used of $321.8 million in 2011. Kemper used $60.7 million of cash during 2012 to repurchase shares of its common stock, compared to $27.4 million of cash used to repurchase shares of its common stock in 2011. Kemper used $56.9 million of cash to pay dividends for the year ended December 31, 2012, compared to $58.2 million of cash used to pay dividends in the same period of 2011. The quarterly dividend rate was $0.24 per common share for each quarter of 2012 and 2011.
Net Cash Used by Financing Activities increased by $1.3 million for the year ended December 31, 2011, compared to 2010. In 2011, net cash used for the Repayments of Certificates of Deposits was $321.8 million for the year ended December 31, 2011, compared to net cash used of $366.9 million in 2010. Kemper used $27.4 million of cash during 2011 to repurchase shares of its common stock, compared to $34.4 million in 2010. Kemper used $58.2 million of cash to pay dividends for the year ended December 31, 2011, compared to $54.6 million of cash used to pay dividends in 2010. The quarterly dividend rate was $0.24 per common share for each quarter of 2011, compared to $0.22 per common share in 2010.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Provided by Investing Activities decreased by $670.8 million for the year ended December 31, 2012, compared to the same period of 2011. Sales of Fixed Maturities exceeded Purchases of Fixed Maturities by $41.8 million for the year ended December 31, 2012. Purchases of Fixed Maturities exceeded Sales of Fixed Maturities by $13.1 million in 2011. Purchases of Equity Securities exceeded Sales of Equity Securities by $66.9 million for the year ended December 31, 2012. Sales of Equity Securities exceeded Purchases of Equity Securities by $49.1 million for the year ended December 31, 2011. Net cash used by acquisitions of short-term investments was $80.0 million for the year ended December 31, 2012, compared to net cash of $155.5 million provided by dispositions of short-term investments in 2011. Net proceeds from the sale of Fireside’s inactive portfolio of automobile loan receivables provided $16.7 million of cash for the year ended December 31, 2012. Net proceeds from the sale of Fireside’s active loan portfolio provided $220.7 million of cash for the year ended December 31, 2011. Receipts from Automobile Loan Receivables provided $2.0 million of cash for the year ended December 31, 2012, compared to $166.5 million of cash provided in 2011.
Net Cash Provided by Investing Activities increased by $245.3 million for the year ended December 31, 2011, compared to the same period of 2010. Purchases of Fixed Maturities exceeded Sales of Fixed Maturities by $13.1 million for the year ended December 31, 2011. Sales of Fixed Maturities exceeded Purchases of Fixed Maturities by $174.6 million in the same period of 2010. Sales of Equity Securities exceeded Purchases of Equity Securities by $49.1 million for the year ended December 31, 2011. Purchases of Equity Securities exceeded Sales of Equity Securities by $155.3 million for the year ended December 31, 2010. Net cash provided by dispositions of short-term investments was $155.5 million for the year ended December 31, 2011, compared to net cash of $7.3 million used by acquisitions of short-term investments in 2010. Net proceeds from the sale of Fireside’s active portfolio of automobile loan receivables provided $220.7 million of cash for the year ended December 31, 2011. Receipts from Automobile Loan Receivables provided $166.5 million of cash for the year ended December 31, 2011, compared to $339.6 million of cash provided in 2010. Receipts from the disposition of a business provided $4.1 million of cash for the year ended December 31, 2010.

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
CONTRACTUAL OBLIGATIONS
Estimated cash disbursements pertaining to the Company’s contractual obligations at December 31, 2012 are as follows:

DOLLARS IN MILLIONS	Jan 1, 2013 To Dec 31, 2013	Jan 1, 2014 To Dec 31, 2015	Jan 1, 2016 To Dec 31, 2017	After Dec 31, 2017	Total
Long Term Debt Obligations	$5.5	$250.0	$360.0	$—	$615.5
Capital Lease Obligations	1.9	2.4	1.2	—	5.5
Operating Lease Obligations	28.3	38.0	22.3	7.8	96.4
Purchase Obligations	1.2	0.6	—	—	1.8
Life and Health Insurance Policy Benefits	267.5	452.8	434.7	5,476.8	6,631.8
Property and Casualty Insurance Reserves	496.5	308.1	99.2	66.8	970.6
Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP	37.4	74.9	32.6	—	144.9
Total Contractual Obligations	$838.3	$1,126.8	$950.0	$5,551.4	$8,466.5
Amounts included in Life and Health Insurance Policy Benefits within the contractual obligations table above represent the estimated cash payments to be made to policyholders and beneficiaries. Such cash outflows are based on the Company’s current assumptions for mortality, morbidity and policy lapse, but are undiscounted with respect to interest. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. The Company estimates that future cash inflows would total $3.7 billion using the same assumptions used to estimate the cash outflows. The Company’s Life Insurance Reserves in the Company’s Consolidated Balance Sheet are generally based on the historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the sum of the amounts presented above for Life and Health Insurance Policy Benefits significantly exceeds the amount of Life and Health Insurance Reserves reported on the Company’s Consolidated Balance Sheet at December 31, 2012.
In addition to the purchase obligations included above, the Company had certain investment commitments totaling $155.4 million at December 31, 2012. The funding of such investment commitments is dependent on a number of factors, the timing of which is indeterminate. The contractual obligations reported above also exclude the Company’s liability of $6.4 million for unrecognized tax benefits. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability. Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP primarily consist of interest obligations related to Long Term Debt Obligations.
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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
Valuation of Investments
The reported value of the Company’s investments was $6,460.1 million at December 31, 2012, of which $5,386.6 million, or 83%, was reported at fair value, $253.0 million, or 4%, was reported under the equity method of accounting, $266.3 million, or 4%, was reported at unpaid principal balance and $554.2 million, or 9%, was reported at cost or depreciated cost. Investment securities, in general, are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility risk. Accordingly, it is reasonably possible that changes in the fair values of the Company’s investments reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the financial statements. Also, it is reasonably possible that changes in the carrying values of the Company’s Equity Method Limited Liability Investments will occur in the near term and such changes could materially affect the amounts reported in the financial statements because these issuers follow specialized industry accounting rules which require that they report all of their investments at fair value.
As more fully described under the heading, “Fair Value Measurements,” in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements, the Company uses a hierarchal framework which prioritizes and ranks the market price observability used in fair value measurements.
The fair value of the Company’s investments measured and reported at fair value was $5,386.6 million at December 31, 2012, of which $4,866.2 million, or 90%, was based on quoted market prices or significant value drivers that are observable and $520.4 million, or 10%, was based on significant value drivers that are unobservable. Fair value measurements based on readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment, compared to fair value measurements based on significant unobservable inputs used in measuring fair value. The prices that the Company might realize from actual sales of investments are likely to vary from their respective estimated fair values at December 31, 2012 due to limitations inherent in the estimation process and changing market conditions.
The classification of a company’s investment in a financial instrument may affect its reported results. For investments classified as trading, a company is required to recognize changes in the fair values into income for the period reported. Both the reported and fair value of the Company’s investments classified as trading were $4.5 million at December 31, 2012. For investments in fixed maturities classified as held to maturity, a company is required to carry the investment at amortized cost, with only amortization occurring during the period recognized into income. None of the Company’s investments in fixed maturities were classified as held to maturity at December 31, 2012. Changes in the fair value of investments in fixed maturities classified as available for sale, investments in equity securities classified as available for sale and an insurance entity’s investments in equity securities without readily determinable fair values are not recognized to income during the period, but rather are recognized as a separate component of Accumulated Other Comprehensive Income until realized. All of the Company’s investments in fixed maturities were classified as available for sale at December 31, 2012. Except for investments accounted for under the equity method of accounting or classified as trading, all of the Company’s investments in equity securities at December 31, 2012 were required to be reported at fair value with changes in fair value reported in Accumulated Other Comprehensive Income until realized. The Company’s investments accounted for under the equity method of accounting consist of the Company’s investments in Equity Method Limited Liability Investments and are valued at cost plus cumulative undistributed comprehensive earnings or losses, and not at fair value.
Under GAAP, a company may elect to use the fair value option for some or all of its investments in financial instruments. Under the fair value option, a company is required to recognize changes in the fair values into income for the period reported. The Company has not elected the fair value option for any of its investments in financial instruments. Had the Company elected the fair value option for all of its investments in financial instruments, the Company’s reported net income for the year ended December 31, 2012, would have increased by $63.3 million.
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
Some factors considered for fixed maturity and equity securities in evaluating whether or not a decline in fair value is other than temporary include, but are not limited to, the following:
Fixed Maturity Securities

•	The financial condition, credit rating and prospects of the issuer;

•	The extent to which the fair value has been less than cost;

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)

•	The ability of the issuer to make scheduled principal and interest payments;

•	The volatility of the investment;

•	Opinions of the Company’s external investment managers;

•	The Company’s intentions to sell or not to sell the investment; and

•	The Company’s determination of whether it will be required to sell the investment before a full recovery in value.

Equity Securities

•	The financial condition and prospects of the issuer;

•	The length of time and magnitude of the unrealized loss;

•	The volatility of the investment;

•	Analyst recommendations and near term price targets;

•	Opinions of the Company’s external investment managers;

•	Market liquidity;

•	Debt-like characteristics of perpetual preferred stocks and issuer ratings; and

•	The Company’s intentions to sell or ability to hold the investments until recovery.
Changes in these factors from one evaluation date to the next evaluation date could result in the Company determining that a temporary decline in the fair value of an investment at December 31, 2012 is no longer temporary at a subsequent evaluation date. Such determination would result in an impairment loss recognized in earnings in the period such determination is made.
Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses
The Company’s Property and Casualty Insurance Reserves are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $970.6 million and $1,029.1 million of gross loss and LAE reserves at December 31, 2012 and 2011, respectively. Property and Casualty Insurance Reserves for the Company’s business segments at December 31, 2012 and 2011 were:

DOLLARS IN MILLIONS	2012	2011
Business Segments:
Kemper Preferred	$452.3	$416.2
Kemper Specialty	215.9	225.9
Kemper Direct	177.8	223.9
Life and Health Insurance	7.0	8.3
Total Business Segments	853.0	874.3
Discontinued Operations	100.7	133.0
Unallocated Reserves	16.9	21.8
Total Property and Casualty Insurance Reserves	$970.6	$1,029.1
The Unallocated Reserves were acquired in connection with a business acquisition from SCOR in 2002 and are reinsured by an insurance subsidiary of SCOR (see Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). The Company does not allocate these reserves to its business segments or Unitrin Business Insurance.
In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain and the actual ultimate net cost of claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures which may not be discovered or reported until years after the insurance policy period has ended. Property and Casualty Insurance Reserves related to the Company’s Discontinued Operations are predominantly long-tailed exposures, $45.2 million of which was related to asbestos, environmental matters and construction defect exposures at December 31, 2012.

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
The Company’s actuaries generally review the results of at least four of the estimation methodologies, two based on paid data and two based on incurred data, to initially estimate the ultimate losses and LAE for the current accident quarter and re-estimate the ultimate losses and LAE for previous accident quarters to determine if changes in the previous estimates of the ultimate losses and LAE are indicated by the most recent data. In some cases, the methodologies produce a cluster of estimates with a tight band of indicated possible outcomes. In other cases, however, the methodologies produce conflicting results and wider bands of indicated possible outcomes, and the Company’s actuaries perform additional analyses before making their final selections. However, such bands do not necessarily constitute a range of outcomes, nor does the Company’s management or the Company’s actuaries calculate a range of outcomes.
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
A change in any one or more of the foregoing factors is likely to result in a projected ultimate net loss and LAE that is different from the previously estimated reserve and/or previous frequency and severity trends. Such changes in estimates may be material.
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
The final step in the quarterly loss and LAE reserving process involves a comprehensive review of the actuarial indications by the Company’s corporate actuary and corporate management who apply their collective judgment and determine the appropriate estimated level of reserves to record. Numerous factors are considered in this determination process, including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, changes in claim handling practices or other changes that affect the timing of payment or development patterns, changes in the mix of business, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, the improvement or deterioration of actuarial indications in the current period as

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
compared to prior periods, and the amount of reserves related to third party pools for which the Company does not have access to the underlying data and, accordingly, relies on calculations provided by such pools.
The Company’s goal is to ensure that its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs, while sustaining minimal variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully developed. Changes in the Company’s estimates of these losses and LAE over time, also referred to as “development,” will occur and may be material. Favorable development is recognized and reported in the consolidated financial statements when the Company decreases its previous estimate of ultimate losses and LAE and results in an increase in net income in the period recognized, whereas adverse development is recognized and reported in the Consolidated Financial Statements when the Company increases its previous estimate of ultimate losses and LAE and results in a decrease in net income. The Company reported total favorable development of $31.5 million, $33.1 million and $24.9 million before tax for the years ended December 31, 2012, 2011 and 2010, respectively. Development for each of the Company’s continuing business segments and Unitrin Business Insurance for the years ended December 31, 2012, 2011 and 2010, was:

DOLLARS IN MILLIONS	Favorable (Adverse) Development
	2012	2011	2010
Continuing Operations:
Kemper Preferred	$4.8	$19.1	$23.8
Kemper Specialty	2.3	9.4	(4.1)
Kemper Direct	17.8	3.9	6.8
Life and Health Insurance	0.3	2.6	(4.5)
Total Favorable Development from Continuing Operations, Net	25.2	35.0	22.0
Discontinued Operations:
Unitrin Business Insurance	6.3	(1.9)	2.9
Total Favorable Development, Net	$31.5	$33.1	$24.9
Development in the Kemper Preferred segment comprised the largest portion of the Company’s development reported in continuing operations in 2011 and 2010. Additional information regarding the Kemper Preferred development is discussed below. Development in the Kemper Direct segment comprised the largest portion of the Company’s development reported in continuing operations in 2012. Development in the Kemper Direct segment in 2012 is due primarily to claims developing more favorably than expected for liability and PIP coverages. Development in the Life and Health Insurance segment in 2011 and 2010 is due primarily to development on certain hurricanes. See MD&A, “Life and Health Insurance.”
Development in Unitrin Business Insurance comprised all of the Company’s development reported in discontinued operations. In 2008, the Company sold its Unitrin Business Insurance operations. The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to June 1, 2008, the effective date of the sale.
Estimated Variability of Property and Casualty Insurance Reserves
Although development will emerge in all of the Company’s personal lines’ product lines, development in Kemper Preferred segment’s personal automobile insurance product line could have the most significant impact due to the relative size of its loss and LAE reserves. To further illustrate the sensitivity of Kemper Preferred segment’s reserves for automobile insurance losses and LAE to changes in the cumulative development factors, for each quarterly evaluation point the Company’s actuaries calculated the variability of cumulative development factors observed in the incurred loss development methodology using one standard deviation. The Company believes that one standard deviation of variability is a reasonably likely scenario to measure variability for its loss and LAE reserves under the incurred development method for automobile insurance. Assuming that the Kemper Preferred segment’s automobile insurance loss and LAE reserves were based solely on the incurred loss development methodology and the variability in the cumulative development factors occurred within one standard deviation, the Company estimates that Kemper Preferred’s automobile insurance loss and LAE reserves could have varied by $34.7 million in either direction at December 31, 2012 for all accident years combined under this scenario. In addition to the factors described above, other factors may also impact loss reserve development in future periods. These factors include governmental actions, including court decisions interpreting existing laws, regulations or policy provisions, developments related to insurance policy claims and coverage issues, adverse or favorable outcomes in pending claims litigation, the number and severity of insurance claims, the impact of inflation on insurance claims and the impact of residual market assessments. Although the Company’s actuaries do not make specific numerical assumptions about these factors, changes in these factors from past patterns will impact historical

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
loss development factors and, in turn, future loss reserve development. Significant favorable changes in one or more factors will lead to favorable future loss reserve development, which could result in the actual loss developing closer to, or even below, the lower end of the Company’s estimated reserve variability. Significant unfavorable changes in one or more factors will lead to unfavorable loss reserve development, which could result in the actual loss developing closer to, or even above, the higher end of the Company’s estimated reserve variability. Accordingly, due to these factors and the other factors enumerated throughout the MD&A and the inherent limitations of the loss reserving estimation methodologies, the estimated and illustrated reserve variability may not necessarily be indicative of the Company’s future reserve variability, which could ultimately be greater than the estimated and illustrated variability. In addition, as previously noted, development will emerge in all of the Company’s product lines over time. Accordingly, the Company’s future reserve variability could ultimately be greater than the illustrated variability.
Additional information pertaining to the estimation of and development of the Company’s Property and Casualty Insurance Reserves is contained in Item 1 of Part I of this 2012 Annual Report under the heading “Property and Casualty Loss and Loss Adjustment Expense Reserves.”
Goodwill Recoverability
While the Company believes that none of its reporting units with material goodwill are at risk of failing step one of the goodwill impairment test, the process of determining whether or not an asset, such as Goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of Goodwill, the Company performs a discounted cash flow analysis for each of the Company’s reporting units carrying Goodwill. The discounted cash value may be different from the fair value that would result from an actual transaction between a willing buyer and a willing seller. Such analyses are particularly sensitive to changes in discount rates and investment rates. Changes to these rates might result in material changes in the valuation and determination of the recoverability of Goodwill. For example, an increase in the rate used to discount cash flows will decrease the discounted cash value. There is likely to be a similar, but not necessarily as large as, increase in the investment rate used to project the cash flows resulting from investment income earned on the Company’s investments. Accordingly, an increase in the investment rate would increase the discounted cash value.
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
A change in any one or more of these assumptions is likely to result in an ultimate liability different from the original actuarial estimate. Such changes in estimates may be material. For example, a one–percentage point decrease in the Company’s estimated discount rate would increase the pension benefit obligation at December 31, 2012 by $86.1 million, while a one–percentage point increase in the rate would decrease the pension benefit obligation at December 31, 2012 by $69.1 million. A one–percentage point decrease in the Company’s estimated long-term rate of return on plan assets would increase the pension expense for the year ended December 31, 2012 by $4.3 million, while a one–percentage point increase in the rate would decrease pension expense by $4.3 million for the same period.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP recognized by the Financial Accounting Standards Board (“FASB”) and applicable to the Company. The FASB issues Accounting Standards Updates (“ASUs”) to amend the authoritative literature in ASC. There were seven ASUs issued in 2012 that amend the original text of ASC. These ASU’s are not expected to have an impact on the Company.
Changes in accounting standards that are most critical or relevant to the Company are discussed in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements under the headings “Adoption of New Accounting Standards” and “Accounting Standards Not Yet Adopted.” The accounting changes discussed are as follows:

•	ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts;

•	ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements;

•	ASU 2011-08, Testing Goodwill for Impairment; and

•	ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.

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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100–basis points in the yield curve at both December 31, 2012 and 2011 for Investments in Fixed Maturities. Such 100–basis point increase in the yield curve may not necessarily result in a corresponding 100–basis point increase in the interest rate for all investments in fixed maturities. For example, a 100–basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100–basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or prepaid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities the Company assumed an adverse and instantaneous increase of 100–basis points in market interest rates from their levels at both December 31, 2012 and 2011. All other variables were held constant. For Notes Payable, the Company assumed an adverse and instantaneous decrease of 100–basis points in market interest rates from their levels at December 31, 2012 and 2011. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its level at December 31, 2012 and 2011, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.91 and 0.92 at December 31, 2012 and 2011, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended December 31, 2012 and 2011, and weighted on the fair value of such securities at December 31, 2012 and 2011, respectively. For equity securities without observable market inputs the Company assumed a beta of 1.00 at December 31, 2012 and 2011. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the market value of the Company’s financial instruments at December 31, 2012 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$4,860.2	$(334.0)	$—	$(334.0)
Investments in Equity Securities	521.9	(19.0)	(82.3)	(101.3)
LIABILITIES
Notes Payable	$675.5	$23.1	$—	$23.1
The estimated adverse effects on the market value of the Company’s financial instruments at December 31, 2011 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$4,773.4	$(348.4)	$—	$(348.4)
Investments in Equity Securities	397.3	(10.4)	(63.3)	(73.7)
LIABILITIES
Notes Payable	$638.7	$26.9	$—	$26.9
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

Item 8.    Financial Statements and Supplementary Data.
Index to the Consolidated Financial Statements of
Kemper Corporation and Subsidiaries

Kemper Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2012	2011
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2012 - $4,283.8; 2011 - $4,266.1)	$4,860.2	$4,773.4
Equity Securities at Fair Value (Cost: 2012 - $462.7; 2011 - $367.3)	521.9	397.3
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	253.0	306.3
Short-term Investments at Cost which Approximates Fair Value	327.5	247.4
Other Investments	497.5	498.3
Total Investments	6,460.1	6,222.7
Cash	96.3	251.2
Receivables from Policyholders	369.3	379.2
Other Receivables	206.1	218.7
Deferred Policy Acquisition Costs	303.4	294.0
Goodwill	311.8	311.8
Current and Deferred Income Tax Assets	5.4	6.4
Other Assets	256.7	250.7
Total Assets	$8,009.1	$7,934.7
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,161.6	$3,102.7
Property and Casualty	970.6	1,029.1
Total Insurance Reserves	4,132.2	4,131.8
Unearned Premiums	650.9	666.2
Liabilities for Income Taxes	21.5	6.2
Notes Payable at Amortized Cost (Fair Value: 2012 - $675.5; 2011 - $638.7)	611.4	610.6
Accrued Expenses and Other Liabilities	431.4	403.3
Total Liabilities	5,847.4	5,818.1
Shareholders’ Equity:
Common Stock, $0.10 Par Value Per Share, 100 Million Shares Authorized; 58,454,390 Shares Issued and Outstanding at December 31, 2012 and 60,248,582 Shares Issued and Outstanding at December 31, 2011	5.8	6.0
Paid-in Capital	725.0	743.9
Retained Earnings	1,118.2	1,108.7
Accumulated Other Comprehensive Income	312.7	258.0
Total Shareholders’ Equity	2,161.7	2,116.6
Total Liabilities and Shareholders’ Equity	$8,009.1	$7,934.7

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Income

	For The Years Ended December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2012	2011	2010
Revenues:
Earned Premiums	$2,107.1	$2,173.6	$2,289.4
Net Investment Income	295.9	298.0	325.7
Other Income	0.8	1.0	1.3
Net Realized Gains on Sales of Investments	65.4	33.7	42.6
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(7.2)	(11.4)	(17.7)
Portion of Losses Recognized in Other Comprehensive Income	0.3	0.1	1.2
Net Impairment Losses Recognized in Earnings	(6.9)	(11.3)	(16.5)
Total Revenues	2,462.3	2,495.0	2,642.5
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,582.1	1,645.7	1,647.2
Insurance Expenses	672.3	683.6	685.9
Write-off of Goodwill and Other Intangibles Acquired	—	13.5	14.8
Interest and Other Expenses	85.5	83.9	68.3
Total Expenses	2,339.9	2,426.7	2,416.2
Income from Continuing Operations before Income Taxes and Equity in Net Loss of Former Investee	122.4	68.3	226.3
Income Tax Expense	(30.6)	(6.6)	(63.8)
Income from Continuing Operations before Equity in Net Loss of Former Investee	91.8	61.7	162.5
Equity in Net Loss of Former Investee	—	—	(0.1)
Income from Continuing Operations	91.8	61.7	162.4
Discontinued Operations:
Income from Discontinued Operations before Income Taxes	18.9	19.5	25.8
Income Tax Expense	(7.3)	(6.7)	(10.3)
Income from Discontinued Operations	11.6	12.8	15.5
Net Income	$103.4	$74.5	$177.9
Income from Continuing Operations Per Unrestricted Share:
Basic	$1.55	$1.02	$2.62
Diluted	$1.54	$1.02	$2.62
Net Income Per Unrestricted Share:
Basic	$1.75	$1.23	$2.87
Diluted	$1.74	$1.23	$2.87
Dividends Paid to Shareholders Per Share	$0.96	$0.96	$0.88

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended
DOLLARS IN MILLIONS	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Net Income	$103.4	$74.5	$177.9

Other Comprehensive Income Before Income Taxes:
Unrealized Holding Gains	96.7	201.2	177.0
Foreign Currency Translation Adjustments	1.6	0.4	(0.5)
Equity in Other Comprehensive Income of Former Investee	—	—	2.9
Net Unrecognized Postretirement Benefit Costs	(13.2)	(45.2)	(26.7)
Other Comprehensive Income Before Income Taxes	85.1	156.4	152.7
Other Comprehensive Income Tax Expense	(30.4)	(55.8)	(54.1)
Other Comprehensive Income	54.7	100.6	98.6
Total Comprehensive Income	$158.1	$175.1	$276.5

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2012	2011	2010
Operating Activities:
Net Income	$103.4	$74.5	$177.9
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(9.4)	(7.8)	(4.7)
Amortization of Insurance in Force Acquired	8.0	11.4	11.0
Equity in Net Loss of Former Investee before Taxes	—	—	0.2
Equity in Earnings of Equity Method Limited Liability Investments	(9.3)	(9.6)	(48.8)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	15.4	—	—
Amortization of Investment Securities and Depreciation of Investment Real Estate	15.2	16.0	17.6
Net Realized Gains on Sales of Investments	(65.4)	(34.1)	(42.6)
Net Impairment Losses Recognized in Earnings	6.9	11.3	16.5
Gain on Sale of Portfolio of Automobile Loan Receivables	(12.9)	(4.5)	—
Benefit for Loan Losses	(2.0)	(42.0)	(14.2)
Depreciation of Property and Equipment	15.3	10.9	14.5
Write-off of Goodwill	—	—	14.8
Impairment of P&C Customer Relationships Acquired	—	13.5	—
Decrease (Increase) in Other Receivables	13.9	(0.2)	28.0
Decrease in Insurance Reserves	(1.1)	(52.1)	(52.1)
Decrease in Unearned Premiums	(15.2)	(12.4)	(46.4)
Change in Income Taxes	(14.9)	17.2	8.7
Decrease in Accrued Expenses and Other Liabilities	(15.6)	(47.5)	(41.0)
Other, Net	33.4	30.4	19.1
Net Cash Provided (Used) by Operating Activities	65.7	(25.0)	58.5
Investing Activities:
Sales and Maturities of Fixed Maturities	914.4	650.3	706.7
Purchases of Fixed Maturities	(872.6)	(663.4)	(532.1)
Sales of Equity Securities	70.8	248.3	33.8
Purchases of Equity Securities	(137.7)	(199.2)	(189.1)
Sales of Former Investee	—	—	2.7
Acquisition and Improvements of Investment Real Estate	(5.5)	(6.4)	(3.9)
Sales of Investment Real Estate	6.0	0.3	9.6
Return of Investment of Equity Method Limited Liability Investments	56.0	57.0	38.1
Acquisitions of Equity Method Limited Liability Investments	(31.0)	(25.7)	(31.9)
Decrease (Increase) in Short-term Investments	(80.0)	155.5	(7.3)
Receipts from Automobile Loan Receivables	2.0	166.5	339.6
Net Proceeds from Sale of Portfolio of Automobile Loan Receivables	16.7	220.7	—
Disposition of Business, Net of Cash Disposed	—	—	4.1
Increase in Other Investments	(12.4)	(15.6)	(14.7)
Other, Net	(32.9)	(23.7)	(36.3)
Net Cash Provided (Used) by Investing Activities	(106.2)	564.6	319.3
Financing Activities:
Repayments of Certificates of Deposits	—	(321.8)	(366.9)
Proceeds from Issuance of Notes Payable	—	95.0	387.8
Repayments of Notes Payable	—	(95.0)	(340.1)
Common Stock Repurchases	(60.7)	(27.4)	(34.4)
Cash Dividends Paid to Shareholders	(56.9)	(58.2)	(54.6)
Cash Exercise of Stock Options	1.3	0.2	0.5
Excess Tax Benefits from Share-based Awards	0.5	0.2	0.2
Other, Net	1.4	1.4	3.2
Net Cash Used by Financing Activities	(114.4)	(405.6)	(404.3)
Increase (Decrease) in Cash	(154.9)	134.0	(26.5)
Cash, Beginning of Year	251.2	117.2	143.7
Cash, End of Period	$96.3	$251.2	$117.2
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS	For The Years Ended December 31, 2012, 2011 and 2010
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE, DECEMBER 31, 2009 As Reported	62.4	$6.2	$765.9	$1,086.7	$58.8	$1,917.6
Cumulative Effect of Adoption of New Accounting Standard	—	—	—	(83.6)	—	(83.6)
BALANCE, DECEMBER 31, 2009 As Adjusted	62.4	$6.2	$765.9	$1,003.1	$58.8	$1,834.0
Net Income	—	—	—	177.9	—	177.9
Other Comprehensive Income (note 13)	—	—	—	—	98.6	98.6
Cash Dividends to Shareholders ($0.88 per share)	—	—	—	(54.6)	—	(54.6)
Repurchases of Common Stock	(1.4)	(0.1)	(17.0)	(17.3)	—	(34.4)
Equity-based Compensation Cost (note 10)	—	—	4.2	—	—	4.2
Equity-based Awards, Net of Shares Exchanged (note 10)	0.1	—	(2.0)	(0.6)	—	(2.6)
BALANCE, DECEMBER 31, 2010	61.1	$6.1	$751.1	$1,108.5	$157.4	$2,023.1
Net Income	—	—	—	74.5	—	74.5
Other Comprehensive Income (note 13)	—	—	—	—	100.6	100.6
Cash Dividends to Shareholders ($0.96 per share)	—	—	—	(58.2)	—	(58.2)
Repurchases of Common Stock	(0.9)	(0.1)	(11.6)	(15.7)	—	(27.4)
Equity-based Compensation Cost (note 10)	—	—	5.3	—	—	5.3
Equity-based Awards, Net of Shares Exchanged (note 10)	0.1	—	(0.9)	(0.4)	—	(1.3)
BALANCE, DECEMBER 31, 2011	60.3	$6.0	$743.9	$1,108.7	$258.0	$2,116.6
Net Income	—	—	—	103.4	—	103.4
Other Comprehensive Income (note 13)	—	—	—	—	54.7	54.7
Cash Dividends to Shareholders ($0.96 per share)	—	—	—	(56.9)	—	(56.9)
Repurchases of Common Stock	(2.0)	(0.2)	(24.9)	(35.6)	—	(60.7)
Equity-based Compensation Cost (note 10)	—	—	5.8	—	—	5.8
Equity-based Awards, Net of Shares Exchanged (note 10)	0.2	—	0.2	(1.4)	—	(1.2)
BALANCE, DECEMBER 31, 2012	58.5	$5.8	$725.0	$1,118.2	$312.7	$2,161.7

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ESTIMATES
The Consolidated Financial Statements included herein have been prepared on the basis of accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Kemper Corporation (“Kemper”) and its subsidiaries (individually and collectively referred to herein as the “Company”). All significant intercompany accounts and transactions have been eliminated.
As discussed in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements, on January 1, 2012, the Company adopted Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, and retrospectively adjusted its financial statements for prior periods for the impact of the adoption. On January 1, 2012, the Company also implemented a new model for allocating capital and net investment income to its business segments. Accordingly, the Company has also reclassified certain amounts in its segment results in the retrospectively adjusted financial statements to conform to the current presentation. The Company accounts for Kemper’s subsidiary, Fireside, and the Company’s former Unitrin Business Insurance operations as discontinued operations. See Note 3, “Discontinued Operations,” to the Consolidated Financial Statements.
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
The fair values of the Company’s Investments in Fixed Maturities, Investments in Equity Securities, Short-term Investments and Notes Payable are estimated using a hierarchal framework which prioritizes and ranks market price observability. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value for Cash, Short-term Investments and certain other assets and other liabilities because of their short-term nature. The actual value at which financial instruments could actually be sold or settled with a willing buyer or seller may differ from estimated fair values depending on a number of factors, including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
The process of estimating and establishing reserves for losses and LAE for property and casualty insurance is inherently uncertain and the actual ultimate net cost of a claim may vary materially from the estimated amount reserved. The reserving process is particularly imprecise for claims involving long-tailed exposures, which may not be discovered or reported until years after the insurance policy period has ended. Management considers a variety of factors, including, but not limited to, past claims experience, current claim trends and relevant legal, economic and social conditions, in estimating reserves. A change in any one or more factors is likely to result in the ultimate net claim cost to differ from the estimated reserve. Changes in such estimates may be material and would be recognized in the Consolidated Financial Statements when such estimates change.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
Investments in Equity Securities include common and non-redeemable preferred stocks and other equity interests and are reported at fair value. Investments in common and non-redeemable preferred stocks with readily determinable fair values are classified as available for sale. Dividend income on investments in common and non-redeemable preferred stocks is recognized on the ex-dividend date. Other equity interests primarily consist of exchange traded funds and partnership interests in limited liability partnerships in which the Company’s interests are deemed minor. The Company’s share of distributed earnings from other equity interests is recognized as dividend income when received.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of business, principally commissions and certain premium taxes and policy issuance costs, are deferred. On January 1, 2012, the Company retrospectively adopted ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. See discussion below under the caption “Adoption of New Accounting Standards” regarding the adoption of the new standard. Costs deferred on property and casualty insurance products and health insurance products are amortized over the period in which premiums are earned. Costs deferred on traditional life insurance products are primarily amortized over the anticipated premium-paying period of the related policies in proportion to the ratio of the annual premiums to the total premiums anticipated, which is estimated using the same assumptions used in calculating policy reserves.
Goodwill
The cost of an acquired entity over the fair value of net assets acquired is reported as Goodwill. Goodwill is not amortized, but rather is tested annually for recoverability or when certain triggering events require testing. On January 1, 2012, the Company adopted ASU 2011-08, Testing Goodwill for Impairment. See discussion below under the caption “Adoption of New Accounting Standards” regarding the adoption of the new standard.
Insurance Reserves
Reserves for losses and LAE on property and casualty insurance coverage and health insurance coverage represent the estimated claim cost and loss adjustment expense necessary to cover the ultimate net cost of investigating and settling all losses incurred and unpaid. Such estimates are based on individual case estimates for reported claims and estimates for incurred but not reported losses. These estimates are adjusted in the aggregate for ultimate loss expectations based on historical experience patterns and current economic trends, with any change in the estimated ultimate liabilities being reported in the Consolidated Statements of Income in the period of change. Changes in such estimates may be material.
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
Other Receivables
Other Receivables primarily include reinsurance recoverables and accrued investment income.
Other Assets
Other Assets primarily include property and equipment, internal use software, insurance licenses acquired in business combinations, the value of other intangible assets acquired and prepaid expenses. Property and equipment is depreciated over the useful lives of the assets, generally using the straight-line or double declining balance methods of depreciation depending on the asset involved. Internal use software is primarily amortized over the useful life of the asset using the straight-line method of amortization. Insurance licenses acquired in business combinations and other indefinite life intangibles are not amortized, but rather tested periodically for recoverability.
The Company accounts for the present value of the future profits embedded in life insurance in force acquired (“Life VIF”) based on actuarial estimates of the present value of estimated net cash flows. Life VIF was $46.4 million and $52.1 million at December 31, 2012 and 2011, respectively. Life VIF is amortized using the effective interest method using interest rates consistent with the rates in the underlying insurance contracts. The Company estimates that it will record Life VIF amortization, net of interest, of $5.2 million in 2013, $4.6 million in 2014, $4.2 million in 2015, $3.7 million in 2016 and $3.2 million in 2017. The Company evaluates the Life VIF for recoverability annually.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
The Company accounts for the present value of the future profits embedded in Property and Casualty Insurance customer relationships acquired (“P&C Customer Relationships”) based on the present value of estimated future cash flows from the customer relationships acquired. P&C Customer Relationships was $18.7 million and $20.8 million at December 31, 2012 and 2011, respectively. P&C Customer Relationships is amortized using the effective interest method. P&C Customer Relationships are tested for recoverability using undiscounted projections of future cash flows and written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows. The Company recorded a loss of $13.5 million before tax for the year ended December 31, 2011 to write down the carrying value of P&C Customer Relationships related to the acquisition of Direct Response to its estimated fair value.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
Adoption of New Accounting Standards
In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The standard is effective for interim and annual reporting periods beginning after December 15, 2011. The provisions of the standard can be applied either prospectively or retrospectively. The standard amends ASC Topic 944, Financial Services—Insurance, and modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The Company adopted the standard on January 1, 2012 and applied its provisions retrospectively. The adoption of the standard reduced consolidated shareholders’ equity by $99.5 million on January 1, 2012. The Company’s financial statements have been retrospectively adjusted as if ASU 2010-26 had been adopted to all prior periods presented.
The following line items presented in the Consolidated Balance Sheets at December 31, 2012 and 2011 were affected by the adoption of the new accounting standard:

DOLLARS IN MILLIONS	As Computed without Change in Accounting	As Reported with Change in Accounting	Effect of Change
Impact on Assets at December 31, 2012:
Deferred Policy Acquisition Costs	$467.7	$303.4	$(164.3)
Total Assets	8,173.4	8,009.1	(164.3)
Impact on Liabilities and Shareholders’ Equity at December 31, 2012:
Liabilities for Income Taxes	$80.0	$21.5	$(58.5)
Total Liabilities	5,905.9	5,847.4	(58.5)
Retained Earnings	1,224.0	1,118.2	(105.8)
Total Shareholders’ Equity	2,267.5	2,161.7	(105.8)
Total Liabilities and Shareholders’ Equity	8,173.4	8,009.1	(164.3)

DOLLARS IN MILLIONS	As Originally Reported	As Adjusted	Effect of Change
Impact on Assets at December 31, 2011:
Deferred Policy Acquisition Costs	$448.5	$294.0	$(154.5)
Current and Deferred Income Taxes	3.1	6.4	3.3
Total Assets	8,085.9	7,934.7	(151.2)
Impact on Liabilities and Shareholders’ Equity at December 31, 2011:
Liabilities for Income Taxes	$57.9	$6.2	$(51.7)
Total Liabilities	5,869.8	5,818.1	(51.7)
Retained Earnings	1,208.2	1,108.7	(99.5)
Total Shareholders’ Equity	2,216.1	2,116.6	(99.5)
Total Liabilities and Shareholders’ Equity	8,085.9	7,934.7	(151.2)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
The following line items in the Consolidated Statement of Income for the year ended December 31, 2012 were affected by the adoption of the new accounting standard:

	Year Ended December 31, 2012
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	As Computed without Change in Accounting	As Reported with Change in Accounting	Effect of Change
Total Revenues	$2,462.3	$2,462.3	$—
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,582.1	1,582.1	—
Insurance Expenses	662.5	672.3	9.8
Interest and Other Expenses	85.5	85.5	—
Total Expenses	2,330.1	2,339.9	9.8
Income from Continuing Operations before Income Taxes	132.2	122.4	(9.8)
Income Tax Expense	(34.1)	(30.6)	3.5
Income from Continuing Operations	98.1	91.8	(6.3)
Income from Discontinued Operations	11.6	11.6	—
Net Income	$109.7	$103.4	$(6.3)
Income from Continuing Operations per Unrestricted Share:
Basic	$1.65	$1.55	$(0.10)
Diluted	$1.65	$1.54	$(0.11)
Net Income Per Unrestricted Share:
Basic	$1.85	$1.75	$(0.10)
Diluted	$1.85	$1.74	$(0.11)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
The following line items in the Consolidated Statement of Income for the year ended December 31, 2011 were affected by the adoption of the new accounting standard:

	Year Ended December 31, 2011
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	As Originally Reported	As Adjusted	Effect of Change
Total Revenues	$2,495.0	$2,495.0	$—
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,645.7	1,645.7	—
Insurance Expenses	669.3	683.6	14.3
Write-off of Goodwill and Other Intangibles Acquired	13.5	13.5	—
Interest and Other Expenses	83.9	83.9	—
Total Expenses	2,412.4	2,426.7	14.3
Income from Continuing Operations before Income Taxes	82.6	68.3	(14.3)
Income Tax Expense	(11.7)	(6.6)	5.1
Income from Continuing Operations	70.9	61.7	(9.2)
Income from Discontinued Operations	12.8	12.8	—
Net Income	$83.7	$74.5	$(9.2)
Income from Continuing Operations per Unrestricted Share:
Basic	$1.17	$1.02	$(0.15)
Diluted	$1.17	$1.02	$(0.15)
Net Income Per Unrestricted Share:
Basic	$1.38	$1.23	$(0.15)
Diluted	$1.38	$1.23	$(0.15)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
The following line items in the Consolidated Statement of Income for the year ended December 31, 2010 were affected by the adoption of the new accounting standard:

	Year Ended December 31, 2010
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	As Originally Reported	As Adjusted	Effect of Change
Total Revenues	$2,642.5	$2,642.5	$—
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,647.2	1,647.2	—
Insurance Expenses	675.5	685.9	10.4
Write-off of Goodwill and Other Intangibles Acquired	14.8	14.8	—
Interest and Other Expenses	68.3	68.3	—
Total Expenses	2,405.8	2,416.2	10.4
Income from Continuing Operations before Income Taxes and Equity in Net Loss of Former Investee	236.7	226.3	(10.4)
Income Tax Expense	(67.5)	(63.8)	3.7
Income from Continuing Operations before Equity in Net Loss of Former Investee	169.2	162.5	(6.7)
Equity in Net Loss of Former Investee	(0.1)	(0.1)	—
Income from Continuing Operations	169.1	162.4	(6.7)
Income from Discontinued Operations	15.5	15.5	—
Net Income	$184.6	$177.9	$(6.7)
Income from Continuing Operations per Unrestricted Share:
Basic	$2.73	$2.62	$(0.11)
Diluted	$2.73	$2.62	$(0.11)
Net Income Per Unrestricted Share:
Basic	$2.98	$2.87	$(0.11)
Diluted	$2.98	$2.87	$(0.11)
The following line items presented in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 were affected by the adoption of the new accounting standard:

	Year Ended December 31, 2012
DOLLARS IN MILLIONS	As Computed without Change in Accounting	As Reported with Change in Accounting	Effect of Change
Net Income	$109.7	$103.4	$(6.3)
Total Comprehensive Income	164.4	158.1	(6.3)

	Year Ended December 31, 2011
DOLLARS IN MILLIONS	As Originally Reported	As Adjusted	Effect of Change
Net Income	$83.7	$74.5	$(9.2)
Total Comprehensive Income	184.3	175.1	(9.2)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)

	Year Ended December 31, 2010
DOLLARS IN MILLIONS	As Originally Reported	As Adjusted	Effect of Change
Net Income	$184.6	$177.9	$(6.7)
Total Comprehensive Income	283.2	276.5	(6.7)
The following line items in the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 were affected by the adoption of the new accounting standard:

	Year Ended December 31, 2012
DOLLARS IN MILLIONS	As Computed without Change in Accounting	As Reported with Change in Accounting	Effect of Change
Impact on Operating Activities:
Net Income	$109.7	$103.4	$(6.3)
Increase in Deferred Policy Acquisition Costs	(19.2)	(9.4)	9.8
Change in Income Taxes	(11.4)	(14.9)	(3.5)
Net Cash Provided by Operating Activities	65.7	65.7	—

	Year Ended December 31, 2011
DOLLARS IN MILLIONS	As Originally Reported	As Adjusted	Effect of Change
Impact on Operating Activities:
Net Income	$83.7	$74.5	$(9.2)
Increase in Deferred Policy Acquisition Costs	(22.1)	(7.8)	14.3
Change in Income Taxes	22.3	17.2	(5.1)
Net Cash Used by Operating Activities	(25.0)	(25.0)	—

	Year Ended December 31, 2010
DOLLARS IN MILLIONS	As Originally Reported	As Adjusted	Effect of Change
Impact on Operating Activities:
Net Income	$184.6	$177.9	$(6.7)
Increase in Deferred Policy Acquisition Costs	(15.1)	(4.7)	10.4
Change in Income Taxes	12.4	8.7	(3.7)
Net Cash Provided by Operating Activities	58.5	58.5	—
Line items presented in the Investing Activities and Financing Activities sections of the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 were unaffected by the adoption of the new accounting standard.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The standard is effective for the first interim or annual period beginning on or after December 15, 2011. The standard amends ASC Topic 350, “Intangibles” —
Goodwill and Other, and gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company adopted the standard in the first quarter of 2012 and the initial application of the standard did not have an impact on the Company.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of
Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The
standard deferred certain paragraphs in ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive
Income, related to the presentation of reclassification adjustments but also required companies to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The Company adopted the standard in the first quarter of 2012. Other than the inclusion of the Consolidated Statement of Comprehensive Income, the initial application of the standard did not have an impact on the Company.
Accounting Standards Not Yet Adopted
The FASB issues ASUs to amend the authoritative literature in ASC. There were seven ASUs issued in 2012 that amend the original text of the ASC. The ASUs are not expected to have a material impact on the Company.
NOTE 3. DISCONTINUED OPERATIONS
The Company accounts for Kemper’s subsidiary, Fireside, and the Company’s former Unitrin Business Insurance operations as discontinued operations.
Summary financial information included in Income from Discontinued Operations for the years ended December 31, 2012, 2011 and 2010 is presented below:

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2012	2011	2010
Interest, Loan Fees and Earned Discounts	$—	$31.8	$97.6
Other Automobile Finance Revenues	—	1.4	1.4
Gain on Sale of Loan Portfolios	12.9	4.5	—
Total Automobile Finance Revenues	12.9	37.7	99.0
Net Investment Income	—	0.5	1.9
Net Realized Gains on Sales of Investments	—	0.4	—
Total Revenues Included in Discontinued Operations	$12.9	$38.6	$100.9

Income (Loss) from Discontinued Operations before Income Taxes:
Fireside:
Results of Operations	$(0.2)	$18.7	$24.6
Gain on Sale of Loan Portfolios	12.9	4.5	—
Unitrin Business Insurance:
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	6.2	(3.7)	1.2
Income from Discontinued Operations before Income Taxes	18.9	19.5	25.8
Income Tax Expense	(7.3)	(6.7)	(10.3)
Income from Discontinued Operations	$11.6	$12.8	$15.5

Income from Discontinued Operations Per Unrestricted Share:
Basic	$0.20	$0.21	$0.25
Diluted	$0.20	$0.21	$0.25

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 3. DISCONTINUED OPERATIONS (Continued)
During the first four months of 2011, all of the Certificates of Deposits that were outstanding at December 31, 2010 either matured or were redeemed by Fireside in advance of their respective maturity dates. On March 31, 2012, Kemper’s subsidiary, Fireside, converted from an industrial bank to a general business corporation. Accordingly, Fireside is no longer regulated by the Federal Depository Insurance Corporation or the California Department of Financial Institutions.
During 2011, Fireside sold its active portfolio of automobile loan receivables at a gain of $4.5 million, net of transaction and other costs, while retaining its inactive portfolio of loans that had been previously charged-off (the “Inactive Portfolio”). The Inactive Portfolio was not carried on the Company’s Consolidated Balance Sheet. During 2012, Fireside sold $283 million of loans in the Inactive Portfolio at a gain of $12.9 million, net of transaction, shutdown and other costs of $13.3 million, of which $3.7 million was unpaid at December 31, 2012.
In 2008, the Company sold its Unitrin Business Insurance operations. The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to the date of the sale. Property and Casualty Insurance Reserves reported in the Company’s Consolidated Balance Sheets include $99.2 million and $125.6 million at December 31, 2012 and 2011, respectively, for the retained liabilities. In accordance with GAAP, changes in the Company’s estimate of such retained liabilities after the sale are reported as a separate component of the results of discontinued operations. See Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements.
NOTE 4. INVESTMENTS
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2012 were:

DOLLARS IN MILLIONS	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$384.0	$45.1	$(0.2)	$428.9
States and Political Subdivisions	1,251.0	150.5	(0.1)	1,401.4
Corporate Securities:
Bonds and Notes	2,615.5	385.4	(7.5)	2,993.4
Redeemable Preferred Stocks	30.1	2.5	—	32.6
Mortgage and Asset-backed	3.2	1.0	(0.3)	3.9
Investments in Fixed Maturities	$4,283.8	$584.5	$(8.1)	$4,860.2
Included in the fair value of Mortgage and Asset-backed investments at December 31, 2012 are $2.3 million of collateralized debt obligations, $1.3 million of non-governmental residential mortgage-backed securities and $0.3 million of other asset-backed securities.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2012 by contractual maturity were:

DOLLARS IN MILLIONS	Amortized Cost	Fair Value
Due in One Year or Less	$64.0	$65.8
Due after One Year to Five Years	606.0	639.0
Due after Five Years to Ten Years	1,139.2	1,251.8
Due after Ten Years	2,280.9	2,690.2
Asset-backed Securities Not Due at a Single Maturity Date	193.7	213.4
Investments in Fixed Maturities	$4,283.8	$4,860.2
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at December 31, 2012 consisted of securities issued by the Government National Mortgage Association with a fair value of $189.3 million, securities issued by the Federal National Mortgage Association with a fair value of $19.6 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $0.6 million and securities of other issuers with a fair value of $3.9 million.
There were no unsettled sales of Investments in Fixed Maturities at December 31, 2012. Accrued Expenses and Other Liabilities at December 31, 2012 includes a payable of $1.5 million for purchases of Investments in Fixed Maturities that settled in January 2013. There were no unsettled sales or purchases of Investments in Fixed Maturities at December 31, 2011.
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2012 were:

DOLLARS IN MILLIONS	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Preferred Stocks:
Finance, Insurance and Real Estate	$75.4	$3.9	$(0.1)	$79.2
Other Industries	18.4	3.8	(0.9)	21.3
Common Stocks:
Manufacturing	67.0	20.9	(0.4)	87.5
Other Industries	59.1	8.1	(0.5)	66.7
Other Equity Interests:
Exchange Traded Funds	119.6	6.3	—	125.9
Limited Liability Companies and Limited Partnerships	123.2	19.5	(1.4)	141.3
Investments in Equity Securities	$462.7	$62.5	$(3.3)	$521.9

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2011 were:

DOLLARS IN MILLIONS		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$94.4	$1.0	$(8.7)	$86.7
Other Industries	18.0	2.6	(0.1)	20.5
Common Stocks:
Manufacturing	64.6	18.9	(0.1)	83.4
Other Industries	41.4	7.4	(1.8)	47.0
Other Equity Interests:
Exchange Traded Funds	66.0	0.6	—	66.6
Limited Liability Companies and Limited Partnerships	82.9	11.7	(1.5)	93.1
Investments in Equity Securities	$367.3	$42.2	$(12.2)	$397.3
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2012 is presented below:

DOLLARS IN MILLIONS	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$40.8	$(0.2)	$—	$—	$40.8	$(0.2)
States and Political Subdivisions	6.3	(0.1)	0.3	—	6.6	(0.1)
Corporate Securities:
Bonds and Notes	268.5	(5.2)	38.1	(2.3)	306.6	(7.5)
Redeemable Preferred Stocks	—	—	0.4	—	0.4	—
Mortgage and Asset-backed	—	—	1.7	(0.3)	1.7	(0.3)
Total Fixed Maturities	315.6	(5.5)	40.5	(2.6)	356.1	(8.1)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	—	2.4	(0.1)	2.4	(0.1)
Other Industries	2.3	(0.8)	3.7	(0.1)	6.0	(0.9)
Common Stocks:
Manufacturing	6.3	(0.4)	—	—	6.3	(0.4)
Other Industries	14.2	(0.4)	1.3	(0.1)	15.5	(0.5)
Other Equity Interests:
Limited Liability Companies and Limited Partnerships	5.5	(0.5)	6.7	(0.9)	12.2	(1.4)
Total Equity Securities	28.3	(2.1)	14.1	(1.2)	42.4	(3.3)
Total	$343.9	$(7.6)	$54.6	$(3.8)	$398.5	$(11.4)
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
Unrealized losses on fixed maturities, which the Company has determined to be temporary at December 31, 2012, were $8.1 million, of which $2.6 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. Included in the preceding table under the heading “Less Than 12 Months” there were unrealized losses of $0.3 million at December 31, 2012 related to securities for which the Company has recognized credit losses in earnings. There were no unrealized losses at December 31, 2012 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Included in the preceding table under the heading “12 Months or Longer” are unrealized losses of $0.1 million at December 31, 2012 related to securities for which the Company has previously recognized foreign currency losses in earnings. Investment-grade fixed maturity investments comprised $3.8 million and below-investment-grade fixed maturity investments comprised $4.3 million of the unrealized losses on investments in fixed maturities at December 31, 2012. Unrealized losses for below-investment-grade fixed maturities included unrealized losses totaling $0.1 million for one issuer that the Company previously recognized foreign currency impairment losses in earnings. For the other remaining below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 3% of the amortized cost basis of the investment. At December 31, 2012, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2012 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
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
The Company concluded that the unrealized losses on its investments in preferred and common stocks at December 31, 2012 were temporary based on the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. By the nature of their underlying investments, the Company believes that its investments in the limited liability partnerships also exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities were temporary at December 31, 2012.

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
Unrealized losses on fixed maturities, which the Company determined to be temporary at December 31, 2011, were $11.1 million, of which $5.9 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. Unrealized losses at December 31, 2011 related to securities for which the Company has recognized credit losses in earnings in the preceding table under either the heading “Less Than 12 Months” were insignificant. There were no unrealized losses at December 31, 2011 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Included in the preceding table under the heading “12 Months or Longer” are unrealized losses of $0.2 million at December 31, 2011 related to securities for which the Company has recognized foreign currency losses in earnings. Investment-grade fixed maturity investments comprised $5.7 million and below-investment-grade fixed maturity investments comprised $5.4 million of the unrealized losses on investments in fixed maturities at December 31, 2011. Unrealized losses for below-investment-grade fixed maturities included unrealized losses totaling $0.2 million for one issuer that the Company recognized foreign currency impairment losses in earnings for the year ended December 31, 2011. For the other remaining below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 4% of the amortized cost basis of the investment. At December 31, 2011, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2011 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
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
The following table sets forth the pre-tax amount of OTTI credit losses, recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of December 31, 2012, 2011 and 2010, for which a portion of the OTTI loss has been recognized in Accumulated Other Comprehensive Income, and the corresponding changes in such amounts.

DOLLARS IN MILLIONS	2012	2011	2010
Balance at Beginning of Year	$3.9	$2.4	$3.7
Additions for Previously Unrecognized OTTI Credit Losses	1.1	2.2	5.3
Increases to Previously Recognized OTTI Credit Losses	—	—	0.4
Reductions to Previously Recognized OTTI Credit Losses	(0.1)	(0.7)	(1.7)
Reductions due to Intent to Sell Investments	—	—	(5.1)
Reductions for Investments Sold During Period	(0.3)	—	(0.2)
Balance at End of Year	$4.6	$3.9	$2.4
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the Equity Method Limited Liability Investments. In 2012, aggregate investment income (losses) from Equity Method Limited Liability Investments exceeded 10% of the Company’s pretax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for its Equity Method Limited Liability Investments. Such aggregated summarized financial data does not represent the Company’s proportionate share of the Equity Method Limited Liability Investment assets or earnings. Aggregate total assets of the Equity
Method Limited Liability Investments in which the Company invested totaled $3,643.6 million and $4,086.9 million as of December 31, 2012 and 2011, respectively. Aggregate total liabilities of the Equity Method Limited Liability Investments in which the Company invested totaled $421.0 million and $440.2 million as of December 31, 2012 and 2011, respectively. Aggregate net income (loss) of the Equity Method Limited Liability Investments in which the Company invested totaled $134.6 million, $(13.8) million and $401.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of, and for the year ended, December 31, 2012, the aggregated summarized financial data reflects the latest available financial information. The Company’s maximum exposure to loss at December 31, 2012 is limited to the total carrying value of $253.0 million. In addition, the Company had outstanding commitments totaling approximately $52.8 million to fund Equity Method Limited Liability Investments at December 31, 2012.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 4. INVESTMENTS (Continued)
The carrying values of the Company’s Other Investments at December 31, 2012 and 2011 were:

DOLLARS IN MILLIONS	2012	2011
Loans to Policyholders at Unpaid Principal	$266.3	$253.9
Real Estate at Depreciated Cost	226.2	239.4
Trading Securities	4.5	4.4
Other	0.5	0.6
Total	$497.5	$498.3

NOTE 5. GOODWILL
Goodwill balances by business segment at December 31, 2012 and December 31, 2011 were:

DOLLARS IN MILLIONS	2012	2011
Kemper Preferred	$49.6	$49.6
Kemper Specialty	42.8	42.8
Life and Health Insurance	219.4	219.4
Total	$311.8	$311.8
The Company tests goodwill for recoverability on an annual basis at the beginning of the first quarter and, if circumstances or events indicate that the fair value of a reporting unit may have declined below its carrying value, such tests are performed at intervening interim periods. Accordingly, the Company tested goodwill associated with each of its reporting units for recoverability on January 1, 2012 and January 1, 2011. However, no goodwill was associated with, and, accordingly, no testing was required for the Kemper Direct segment. The Company principally used projections of discounted future cash flows to estimate the fair values of the reporting units tested. For each reporting unit tested, the estimated fair value exceeded the carrying value of the reporting unit, and the Company concluded that the associated goodwill was recoverable at the aforementioned dates tested.
Goodwill activity by business segment for the year ended December 31, 2010 is presented below.

DOLLARS IN MILLIONS	Balance at Beginning of Year	Write-off of Goodwill	Other	Balance at End of Year
Kemper Preferred	$49.6	$—	$—	$49.6
Kemper Specialty	42.8	—	—	42.8
Life and Health Insurance	239.4	(14.8)	(5.2)	219.4
Total	$331.8	$(14.8)	$(5.2)	$311.8
The Company tested goodwill associated with each of its reporting units for recoverability on January 1, 2010. The quoted value of Kemper’s common stock was significantly below the book value per share of the Company at September 30, 2010 and December 31, 2010. Accordingly, the Company also tested goodwill associated with each of its reporting units for recoverability at these intervening interim dates. However, no goodwill was associated with, and, accordingly, no testing was required for the Kemper Direct segment at any of the aforementioned dates in 2010. The Company principally used projections of discounted future cash flows to estimate the fair values of the reporting units tested. Except for the Company’s Reserve National reporting unit, for each reporting unit tested, the estimated fair value exceeded the carrying value of the reporting unit at January 1, 2010 and each of the aforementioned dates, and the Company concluded that the associated goodwill was recoverable at each aforementioned date tested.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 5. GOODWILL (continued)
With respect to the Company’s Reserve National reporting unit, the Company evaluated the goodwill associated with it at four different evaluation dates - January 1, 2010, March 31, 2010, June 30, 2010 and September 30, 2010. The company concluded that the associated goodwill was recoverable at each of the first three aforementioned dates tested. With respect to the September 30, 2010 test date, the Company determined that the goodwill was not recoverable and wrote off the entire $14.8 million of goodwill associated with Reserve National.
NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES
Property and Casualty Insurance Reserve activity for the years ended December 31, 2012, 2011 and 2010 was:

DOLLARS IN MILLIONS	2012	2011	2010
Beginning Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$1,029.1	$1,118.7	$1,211.3
Less Reinsurance Recoverables and Indemnification at Beginning of Year	74.5	78.1	77.4
Property and Casualty Insurance Reserves, Net of Reinsurance and Indemnification at Beginning of Year	954.6	1,040.6	1,133.9
Incurred Losses and LAE related to:
Current Year:
Continuing Operations	1,253.1	1,338.5	1,310.5
Prior Years:
Continuing Operations	(25.2)	(35.0)	(22.0)
Discontinued Operations	(6.3)	1.9	(2.9)
Total Incurred Losses and LAE related to Prior Years	(31.5)	(33.1)	(24.9)
Total Incurred Losses and LAE	1,221.6	1,305.4	1,285.6
Paid Losses and LAE related to:
Current Year:
Continuing Operations	801.4	887.7	825.7
Prior Years:
Continuing Operations	451.2	472.9	510.8
Discontinued Operations	19.2	30.8	42.4
Total Paid Losses and LAE related to Prior Years	470.4	503.7	553.2
Total Paid Losses and LAE	1,271.8	1,391.4	1,378.9
Property and Casualty Insurance Reserves, Net of Reinsurance and Indemnification at End of Year	904.4	954.6	1,040.6
Plus Reinsurance and Indemnification Recoverables at End of Year	66.2	74.5	78.1
Property and Casualty Insurance Reserves, Gross of Reinsurance at End of Year	$970.6	$1,029.1	$1,118.7
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
In 2012, the Company reduced its property and casualty insurance reserves by $31.5 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance loss and LAE reserves developed favorably by $12.6 million and commercial lines insurance loss and LAE reserves developed favorably by $18.9 million. Personal automobile insurance loss and LAE reserves developed adversely by $2.2 million, homeowners insurance loss and LAE reserves developed favorably by $11.7 million and other personal lines loss and LAE reserves developed favorably by $3.1 million. Personal automobile loss and LAE reserves developed adversely for the 2011 accident year and developed favorably for the 2010, 2009 and 2008 accident years. Homeowners insurance loss and LAE reserves developed favorably due primarily to the emergence of more favorable loss patterns than expected for the 2011, 2010 and 2009 accident years and favorable

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
development on certain catastrophes. Commercial lines insurance loss and LAE reserves included favorable development of $12.6 million from continuing operations and $6.3 million from discontinued operations. Commercial lines insurance losses and LAE reserves developed favorably from continuing operations due primarily to the emergence of more favorable loss patterns than expected for the four most recent accident years. Commercial lines insurance loss and LAE reserves developed favorably from discontinued operations due primarily to the commutation of certain insurance liabilities that had been previously assumed.
In 2011, the Company reduced its property and casualty insurance reserves by $33.1 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance loss and LAE reserves developed favorably by $29.3 million and commercial lines insurance loss and LAE reserves developed favorably by $3.8 million. Personal lines insurance loss and LAE reserves developed favorably due primarily to the emergence of more favorable loss patterns than expected for the 2010, 2009 and 2008 accident years and favorable development on certain catastrophes.
In 2010, the Company reduced its property and casualty insurance reserves by $24.9 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance loss and LAE reserves developed favorably by $21.6 million and commercial lines insurance loss and LAE reserves developed favorably by $3.3 million. Personal lines insurance loss and LAE reserves developed favorably due primarily to the emergence of more favorable loss patterns than expected for the 2009, 2007 and 2006 accident years, partially offset by adverse development on certain hurricanes.
The Company cannot predict whether loss and LAE reserves will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. The Company believes that any such development will not have a material effect on the Company’s consolidated financial position, but could have a material effect on the Company’s consolidated financial results for a given period.
Reinsurance and indemnification recoverables on property and casualty insurance reserves were $66.2 million and $74.5 million at December 31, 2012 and 2011, respectively. These recoverables are concentrated with several reinsurers, the vast majority of which are highly rated by one or more of the principal investor and/or insurance company rating agencies. While most of these recoverables were unsecured at December 31, 2012 and 2011, the agreements with the reinsurers generally provide for some form of collateralization upon the occurrence of certain events. The largest recoverable on property and casualty insurance is from General Security National Insurance Company (“GSNIC”), a subsidiary of SCOR and is unsecured. In 2002, the Company acquired two insurance companies from SCOR. Under the agreement governing the acquisition of these insurance companies, SCOR and/or GSNIC are responsible for all liabilities of these insurance companies incurred prior to the acquisition. Recoverables at December 31, 2012 and 2011 included $16.9 million and $21.8 million, respectively, from GSNIC.
NOTE 7. NOTES PAYABLE
Total debt outstanding at December 31, 2012 and 2011 was:

DOLLARS IN MILLIONS	2012	2011
Senior Notes at Amortized Cost:
6.00% Senior Notes due May 15, 2017	$357.3	$356.8
6.00% Senior Notes due November 30, 2015	248.6	248.2
Mortgage Note Payable at Amortized Cost	5.5	5.6
Notes Payable at Amortized Cost	$611.4	$610.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 7. NOTES PAYABLE (Continued)
Interest Expense, including facility fees, accretion of discount and write-off of unamortized credit agreement issuance costs for the years ended December 31, 2012, 2011 and 2010 was:

DOLLARS IN MILLIONS	2012	2011	2010
Notes Payable under Revolving Credit Agreement	$1.9	$2.0	$2.0
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	22.1	22.0	22.0
6.00% Senior Notes due November 30, 2015	15.4	15.4	1.6
4.875% Senior Notes due November 1, 2010	—	—	8.4
Mortgage Note Payable	0.4	0.4	0.4
Interest Expense before Capitalization of Interest	39.8	39.8	34.4
Capitalization of Interest	(1.8)	(2.5)	(1.8)
Total Interest Expense	$38.0	$37.3	$32.6
Interest Paid on Notes Payable, including facility fees, for the years ended December 31, 2012, 2011 and 2010 was:

DOLLARS IN MILLIONS	2012	2011	2010
Notes Payable under Revolving Credit Agreement	$2.3	$1.2	$1.2
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	21.6	21.6	21.6
6.00% Senior Notes due November 30, 2015	15.0	15.2	—
4.875% Senior Notes due November 1, 2010	—	—	9.8
Mortgage Note Payable	0.4	0.4	0.4
Total Interest Paid	$39.3	$38.4	$33.0
On March 7, 2012, Kemper entered into the 2016 Credit Agreement, a four-year, $325.0 million, unsecured, revolving credit agreement, expiring March 7, 2016, with a group of financial institutions. The 2016 Credit Agreement replaced Kemper’s Former Credit Agreement, a $245.0 million, unsecured, revolving credit agreement which was scheduled to expire on October 30, 2012 and was terminated on March 7, 2012. There were no borrowings under the Former Credit Agreement at either December 31, 2011 or at its termination. The 2016 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2016 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance and Trinity. Proceeds from advances under the 2016 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings under the 2016 Credit Agreement at December 31, 2012, and accordingly, $325.0 million was available for future borrowings.
During the third quarter of 2011, Kemper borrowed $95.0 million under the Former Credit Agreement. The proceeds from the borrowing were used, in part, to make a voluntary contribution of $83.7 million to fully fund the Company’s defined benefit pension plan under the funding requirements of Employee Retirement Income Security Act of 1974, as amended (”ERISA”). The contribution consisted of cash of $32.2 million and 7,309,764 shares of Intermec common stock purchased from Kemper’s subsidiary, Trinity (see Note 17, “Pension Benefits,” to the Consolidated Financial Statements). Kemper repaid $30.0 million and $65.0 million of the borrowing in September and October of 2011, respectively. Kemper had no outstanding advances under the Former Credit Agreement at December 31, 2011.
In the fourth quarter of 2010, Kemper borrowed $140 million under the Former Credit Agreement. As discussed below, Kemper used a portion of the proceeds from the issuance of its 2015 Senior Notes to repay in full the borrowings under the Former Credit Agreement.
In 2010, Kemper issued $250 million of its 6.00% senior notes due November 30, 2015. The 2015 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Kemper issued the 2015 Senior Notes for proceeds of $247.8 million, net of transaction costs, for an effective yield of 6.21%.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 7. NOTES PAYABLE (Continued)
Kemper used a portion of the proceeds from the sale of the 2015 Senior Notes to repay borrowings of $140 million under the Former Credit Agreement and to make a capital contribution of $60 million to its subsidiary, United Insurance.
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
Net rental expense for operating leases for the years ended December 31, 2012, 2011 and 2010 was:

DOLLARS IN MILLIONS	2012	2011	2010
Minimum Rental Expense	$33.2	$31.5	$35.6
Less Sublease Rental Income	(2.5)	(2.1)	(2.4)
Net Rental Expense	$30.7	$29.4	$33.2
Future minimum lease payments under capital and operating leases at December 31, 2012 were:

DOLLARS IN MILLIONS	Capital Leases	Operating Leases
2013	$1.9	$28.3
2014	1.4	23.5
2015	1.0	14.5
2016	1.0	12.2
2017	0.2	10.1
2018 and Thereafter	—	7.8
Total Future Payments	$5.5	$96.4
Less Imputed Interest	(0.6)
Present Value of Minimum Capital Lease Payments	$4.9
The total of minimum rentals to be received in the future under non-cancelable subleases was $6.5 million at December 31, 2012.
NOTE 9. SHAREHOLDERS’ EQUITY
Kemper is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2012 and 2011. There were 58,454,390 shares and 60,248,582 shares of common stock outstanding at December 31, 2012 and 2011, respectively. Common stock outstanding included 313,424 shares and 289,659 shares at December 31, 2012 and 2011, respectively, that have been issued, subject to certain vesting and other requirements, in connection with the Company’s long-term equity compensation plans. See Note 10, “Long-Term Equity-based Compensation,” to the Consolidated Financial Statements for an additional discussion of the restrictions and vesting provisions.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 9. SHAREHOLDERS’ EQUITY (Continued)
Kemper repurchased and retired 2.0 million shares of its common stock in open market transactions at an aggregate cost of $60.7 million in 2012. Kemper repurchased and retired 0.9 million shares of its common stock in open market transactions at an aggregate cost of $27.4 million in 2011. Kemper repurchased and retired 1.4 million shares of its common stock in open market transactions at an aggregate cost of $34.4 million in 2010.
Various state insurance laws restrict the amount that an insurance subsidiary may pay in the form of dividends, loans or advances without the prior approval of regulatory authorities. Also, that portion of an insurance subsidiary’s net equity which results from differences between statutory insurance accounting practices and GAAP would not be available for cash dividends, loans or advances. Kemper’s insurance subsidiaries paid dividends of $95.0 million in cash to Kemper in 2012. In 2013, Kemper’s insurance subsidiaries would be able to pay $179 million in dividends to Kemper without prior regulatory approval. Kemper’s insurance subsidiaries had net assets of $2.5 billion, determined in accordance with GAAP, that were restricted from payment to Kemper without prior regulatory approval at December 31, 2012.
Kemper’s insurance subsidiaries are required to file financial statements prepared on the basis of statutory insurance accounting practices which is a comprehensive basis of accounting other than GAAP. Statutory capital and surplus for the Company’s life and health insurance subsidiaries was $457.8 million and $475.1 million at December 31, 2012 and 2011, respectively. Statutory net income for the Company’s life and health insurance subsidiaries was $102.0 million, $116.2 million and $80.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Statutory capital and surplus for the Company’s property and casualty insurance subsidiaries was $844.8 million and $829.6 million at December 31, 2012 and 2011, respectively. Statutory net income for the Company’s property and casualty insurance subsidiaries was $40.6 million, $30.6 million and $117.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Statutory capital and surplus and statutory net income exclude Fireside and parent company operations.
Kemper’s insurance subsidiaries are also required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus, or company action level risk-based capital (“RBC”), necessary to satisfy regulatory requirements for the Company’s life and health insurance subsidiaries collectively was $118.6 million at December 31, 2012. The minimum statutory capital and surplus necessary to satisfy regulatory requirements for the Company’s property and casualty insurance subsidiaries collectively was $300.0 million at December 31, 2012. Company action level RBC is the level at which a company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.
In 2012, Kemper paid dividends of $56.9 million to its shareholders. Except for certain financial covenants under the 2016 Credit Agreement, there are no restrictions on Kemper’s ability to pay dividends to its shareholders. Certain financial covenants, namely minimum net worth and a maximum debt to total capitalization ratio, under the 2016 Credit Agreement could limit the amount of dividends that Kemper may pay to shareholders at December 31, 2012. Kemper had the ability to pay without restrictions $332 million in dividends to its shareholders and still be in compliance with all financial covenants under the 2016 Credit Agreement at December 31, 2012.
NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION
On May 4, 2011, Kemper’s shareholders approved the 2011 Omnibus Equity Plan (“Omnibus Plan”). The Omnibus Plan replaced the Company’s previous employee stock option plans, director stock option plan and restricted stock plan (collectively, the “Prior Plans”). Awards previously granted under the Prior Plans remain outstanding in accordance with their original terms. Beginning May 4, 2011, equity-based compensation awards may only be granted under the Omnibus Plan. A maximum number of 10,000,000 shares of Kemper common stock may be issued under the Omnibus Plan (the “Share Authorization”). As of December 31, 2012, there were 9,278,531 common shares available for future grants under the Omnibus Plan, of which 561,225 shares were reserved for future grants based on the achievement of performance goals under the terms of outstanding performance-based restricted stock awards.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
Outstanding awards under the Omnibus Plan and Prior Plans at December 31, 2012 consisted of stand-alone stock options, tandem stock option and stock appreciation rights, time-vested restricted stock and performance-based restricted stock. Recipients of restricted stock are entitled to full dividend and voting rights on the same basis as all other outstanding shares of Kemper common stock, and all awards are subject to forfeiture until certain restrictions have lapsed.
For equity-based compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately-vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Equity-based compensation expense was $5.8 million, $5.3 million and $4.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total unamortized compensation expense related to nonvested awards at December 31, 2012 was $5.3 million, which is expected to be recognized over a weighted-average period of 1.4 years.
The Compensation Committee of the Board of Directors, or the Board’s authorized designee, has sole discretion to determine the persons to whom awards under the Omnibus Plan are granted, and the material terms of the awards. For stock options, material terms include the number of shares covered by such options and the exercise price, vesting and expiration dates of such options. Options are non-transferable and are exercisable in installments. Options to purchase Kemper’s common stock are granted at prices equal to the fair value of Kemper’s common stock on the date of grant. Prior to 2003, only non-qualified stock options had been granted. Beginning in 2003, options granted to employees were coupled with tandem stock appreciation rights (“SARs”), settled in Kemper common stock. Employee options generally vest over a period of three and one-half years and expire ten years from the date of grant. Each new member of the Board of Directors who is not employed by the Company (“Non-Employee Director”) receives an initial option to purchase 4,000 shares of Kemper common stock immediately upon becoming a director. Thereafter, on the date of each annual meeting of Kemper’s shareholders, eligible Non-Employee Directors automatically receive annual grants of options to purchase 4,000 shares of common stock for so long as they remain eligible directors. Such options granted to Non-Employee Directors are exercisable one year from the date of grant at an exercise price equal to the fair market value of Kemper’s common stock on the date of grant and expire 10 years from the date of grant.
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
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The expected terms of options are developed by considering the Company’s historical share option exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Further, the Company aggregates individual awards into relatively homogenous groups that exhibit similar exercise behavior to obtain a more refined estimate of the expected term of options. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. For original option grants made in 2010, the dividend yield assumed was the annualized continuous dividend yield on Kemper common stock on the date of grant. The dividend yield in 2012 and 2011 was calculated by taking the natural logarithm of the annualized yield divided by the Kemper common stock price on the date of grant. The Company believes that basing the dividend yield on the current annualized yield is likely to be more consistent with the actual yield during the expected life of the option. The risk free interest rate was the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
The assumptions used in the Black-Scholes pricing model for options granted during the years ended December 31, 2012, 2011 and 2010, were as follows:

	2012			2011			2010
RANGE OF VALUATION ASSUMPTIONS
Expected Volatility	29.36%	-	53.84%	41.26%	-	55.16%	40.55%	-	50.51%
Risk Free Interest Rate	0.16	-	1.26	1.30	-	2.87	1.70	-	3.20
Expected Dividend Yield	2.92	-	3.26	3.15	-	3.38	3.25	-	3.58
WEIGHTED-AVERAGE EXPECTED LIFE IN YEARS
Employee Grants	1	-	7	3.5	-	7	4	-	7
Director Grants	6			6			6
Option and SAR activity for the year ended December 31, 2012 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ In Millions)
Outstanding at Beginning of the Year	3,632,398	$40.70
Granted	265,451	29.81
Exercised	(222,949)	16.32
Forfeited or Expired	(482,846)	47.10
Outstanding at December 31, 2012	3,192,054	40.53	3.97	$3.0
Vested and Expected to Vest at December 31, 2012	3,162,634	$40.64	3.93	$2.9
Exercisable at December 31, 2012	2,736,989	$42.69	3.24	$2.0
The weighted-average grant-date fair values of options granted during 2012, 2011 and 2010 were $9.40, $9.11 and $7.60, respectively. Total intrinsic value of stock options exercised was $3.0 million, $0.3 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Cash received from option exercises was $1.3 million, $0.2 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total tax benefits realized for tax deductions from option exercises were $1.0 million, $0.1 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Information pertaining to options outstanding at December 31, 2012 is presented below:

			Outstanding			Exercisable
Range of Exercise Prices ($)			Shares Subject to Options	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Life (in Years)	Shares Subject to Options	Weighted- Average Exercise Price Per Share ($)
$10.00	-	$15.00	38,000	$13.55	6.09	38,000	$13.55
15.01	-	20.00	8,000	16.48	6.35	8,000	16.48
20.01	-	25.00	293,750	23.75	7.28	161,312	23.64
25.01	-	30.00	584,750	28.64	8.16	266,123	28.20
30.01	-	35.00	6,614	31.92	5.84	2,614	31.18
35.01	-	40.00	340,577	37.25	4.81	340,577	37.25
40.01	-	45.00	400,084	43.56	1.46	400,084	43.56
45.01	-	50.00	1,185,747	48.62	2.42	1,185,747	48.62
50.01	-	55.00	334,532	50.85	1.03	334,532	50.85
10.00	-	55.00	3,192,054	40.53	3.97	2,736,989	42.69

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
The grant-date fair values of time-based restricted stock awards are determined using the closing price of Kemper common stock on the date of grant. Activity related to nonvested time-based restricted stock for the year ended December 31, 2012 was as follows:

	Time-Based Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	116,784	$23.33
Granted	72,125	29.90
Vested	(42,824)	24.41
Forfeited	(19,736)	26.70
Nonvested Balance at End of Period	126,349	$26.19
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
Activity related to nonvested performance-based restricted stock for the year ended December 31, 2012 was as follows:

	Performance-Based Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	172,875	$29.86
Granted	68,575	36.65
Vested	(51,596)	14.04
Forfeited	(2,779)	31.11
Nonvested Balance at End of Period	187,075	$36.70

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based shares for the 2012 and 2011 three-year performance periods was 68,275 common shares and 63,725 common shares, respectively, (as “full value awards,” the equivalent of 204,825 shares and 191,175 shares, respectively, under the Share Authorization) at December 31, 2012. For the 2010 three-year performance period, the Company exceeded target performance levels with a payout percentage of 114%. Accordingly, an additional 6,996 shares of stock were issued to award recipients on February 2, 2013. For the 2009 three-year performance period, the Company exceeded target performance levels with a payout percentage of 183%. Accordingly, an additional 40,727 shares of stock were issued to award recipients on January 31, 2012 (the “2009 Additional Shares”).
The total fair value of restricted stock, including the 2009 Additional Shares, that vested during the year ended December 31, 2012 was $4.0 million and the tax benefits for tax deductions realized from the vesting on such restricted stock was $1.4 million. The total fair value of restricted stock that vested during the year ended December 31, 2011 was $1.4 million and the tax benefits for tax deductions realized from the vesting on such restricted stock was $0.5 million. The total fair value of restricted stock that vested during the year ended December 31, 2010 was $2.2 million and the tax benefits for tax deductions realized from the vesting on such restricted stock was $0.8 million.
NOTE 11. RESTRUCTURING EXPENSES
Activity related to restructuring costs from continuing operations for the years ended December 31, 2012, 2011 and 2010 is presented below:

DOLLARS IN MILLIONS	2012	2011	2010
Liability at the Beginning of Year:
Employee Termination Costs	$0.7	$0.6	$1.6
Early Lease Termination Costs	1.0	0.1	0.6
Other Associated Costs	—	—	—
Liability at the Beginning of Year	1.7	0.7	2.2
Expenses Incurred:
Employee Termination Costs	5.1	2.1	1.1
Early Lease Termination Costs	2.0	1.4	—
Other Associated Costs	0.1	0.1	—
Total Expenses Incurred	7.2	3.6	1.1
Payments of:
Employee Termination Costs	3.2	2.0	2.1
Early Lease Termination Costs	0.7	0.5	0.5
Other Associated Costs	0.1	0.1	—
Total Payments	4.0	2.6	2.6
Liability at End of Year:
Employee Termination Costs	2.6	0.7	0.6
Early Lease Termination Costs	2.3	1.0	0.1
Other Associated Costs	—	—	—
Liability at End of Year	$4.9	$1.7	$0.7

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
A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
DOLLARS IN MILLIONS
Income from Continuing Operations	$91.8	$61.7	$162.4
Less Income from Continuing Operations Attributed to Restricted Shares	0.5	0.3	0.8
Income from Continuing Operations Attributed to Unrestricted Shares	91.3	61.4	161.6
Dilutive Effect on Income of Kemper Equity-based Compensation Equivalent Shares	—	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$91.3	$61.4	$161.6
SHARES IN THOUSANDS
Weighted-Average Unrestricted Shares Outstanding	58,857.3	60,262.6	61,681.2
Kemper Equity-based Compensation Equivalent Shares	141.7	103.9	85.7
Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	58,999.0	60,366.5	61,766.9
PER UNRESTRICTED SHARE IN WHOLE DOLLARS
Basic Income from Continuing Operations Per Unrestricted Share	$1.55	$1.02	$2.62
Diluted Income from Continuing Operations Per Unrestricted Share	$1.54	$1.02	$2.62
The dilutive effect of Investee Equivalent Shares on Income from Continuing Operations was not significant for the year ended December 31, 2010.
Options outstanding to purchase 2.8 million, 3.3 million and 4.1 million shares of Kemper common stock were excluded from the computation of Kemper Equity-based Compensation Equivalent Shares and Weighted-Average Common Shares and Equivalent Shares Outstanding Assuming Dilution for the years ended December 31, 2012, 2011 and 2010, respectively, because the exercise price exceeded the average market price.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 13. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of Other Comprehensive Income Before Income Taxes for the years ended December 31, 2012, 2011 and 2010 was:

DOLLARS IN MILLIONS	2012	2011	2010
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$157.9	$232.1	$195.8
Reclassification Adjustment for Amounts Included in Net Income	(61.2)	(30.9)	(18.8)
Unrealized Holding Gains (Losses)	96.7	201.2	177.0
Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	1.6	0.4	(2.6)
Reclassification Adjustment for Amounts Included in Net Income	—	—	2.1
Foreign Currency Translation Adjustments	1.6	0.4	(0.5)
Equity in Other Comprehensive Income of Former Investee	—	—	2.9
Unrecognized Postretirement Benefit Costs Arising During the Year	(29.4)	(53.9)	(27.9)
Amortization of Unrecognized Postretirement Benefit Costs	16.2	8.7	1.2
Net Unrecognized Postretirement Benefit Costs	(13.2)	(45.2)	(26.7)
Other Comprehensive Income Before Income Taxes	$85.1	$156.4	$152.7
The components of Other Comprehensive Income Tax Benefit (Expense) for the years ended December 31, 2012, 2011 and 2010 was:

DOLLARS IN MILLIONS	2012	2011	2010
Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	$(55.9)	$(82.5)	$(69.2)
Reclassification Adjustment for Amounts Included in Net Income	21.5	10.9	6.6
Unrealized Holding Gains and Losses	(34.4)	(71.6)	(62.6)
Foreign Currency Translation Adjustments Arising During the Period Before Reclassification Adjustment	(0.6)	(0.1)	1.0
Reclassification Adjustment for Amounts Included in Net Income	—	—	(0.8)
Foreign Currency Translation Adjustment	(0.6)	(0.1)	0.2
Equity in Other Comprehensive (Income) Loss of Former Investee	—	—	(1.0)
Unrecognized Postretirement Benefit Costs Arising During the Year	10.3	19.0	9.8
Amortization of Unrecognized Postretirement Benefit Costs	(5.7)	(3.1)	(0.5)
Net Unrecognized Postretirement Benefit Costs	4.6	15.9	9.3
Other Comprehensive Income Tax Benefit (Expense)	$(30.4)	$(55.8)	$(54.1)
The components of Accumulated Other Comprehensive Income at December 31, 2012 and 2011 were:

DOLLARS IN MILLIONS	2012	2011
Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$1.4	$1.5
Other Net Unrealized Gains on Investments	408.1	345.7
Foreign Currency Translation Adjustments, Net of Income Taxes	0.7	(0.3)
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(97.5)	(88.9)
Accumulated Other Comprehensive Income	$312.7	$258.0

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 14. INCOME FROM INVESTMENTS
Net Investment Income for the years ended December 31, 2012, 2011 and 2010 was:

DOLLARS IN MILLIONS	2012	2011	2010
Investment Income:
Interest and Dividends on Fixed Maturities	$246.1	$246.6	$243.8
Dividends on Equity Securities	25.7	25.2	16.0
Short-term Investments	0.2	0.1	0.3
Loans to Policyholders	18.9	17.7	16.5
Real Estate	27.4	26.0	27.1
Equity Method Limited Liability Investments	9.3	9.6	48.8
Other	0.1	0.3	—
Total Investment Income	327.7	325.5	352.5
Investment Expenses:
Real Estate	26.1	25.9	25.7
Other Investment Expenses	5.7	1.6	1.1
Total Investment Expenses	31.8	27.5	26.8
Net Investment Income	$295.9	$298.0	$325.7
Other Receivables includes accrued investment income of $72.4 million and $76.1 million at December 31, 2012 and 2011, respectively.
The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2012, 2011 and 2010 were:

DOLLARS IN MILLIONS	2012	2011	2010
Fixed Maturities:
Gains on Sales	$56.9	$14.2	$21.5
Losses on Sales	(0.1)	(0.1)	(0.1)
Equity Securities:
Gains on Sales	8.3	34.0	11.7
Losses on Sales	(0.2)	(13.5)	—
Former Investee – Intermec:
Gains on Sales	—	—	0.8
Real Estate:
Gains on Sales	0.2	0.1	8.2
Other Investments:
Gains on Sales	—	—	0.1
Losses on Sales	—	(0.1)	(0.1)
Trading Securities Net Gains (Losses)	0.3	(0.9)	0.5
Net Realized Gains on Sales of Investments	$65.4	$33.7	$42.6
During the second and third quarters of 2010, Trinity sold a total of 1.5 million shares of Intermec common stock. As a result of these sales, the Company’s approximate voting percentage in Intermec was reduced to 18% at September 30, 2010. As a result of this change in ownership and other qualitative factors, the Company determined that its investment in the common stock of Intermec no longer qualified for the equity method of accounting. Accordingly, Equity in Net Loss of Former Investee for the year ended December 31, 2010 relates to the Company’s proportionate share of results that Intermec reported for a portion of the year. During the fourth quarter of 2010, Trinity sold an additional 0.3 million shares of Intermec common stock. Net Realized Gains on Sales of Investments includes gains of $5.4 million arising from the sales of Intermec common stock for the year ended December 31, 2010, of which $0.8 million has been reported as net realized gains on sales of investee and $4.6 million has been included in net realized gains on sales of equity securities. In 2011, the Company disposed of its remaining

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 14. INCOME FROM INVESTMENTS (Continued)
holdings of 10.9 million shares of Intermec common stock, of which 3.6 million shares were sold in open market transactions at a gain of $8.3 million and 7.3 million shares were contributed to Company’s pension plan at a loss of $7.0 million. See Note 17, “Pension Benefits,” to the Consolidated Financial Statements.
The components of Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 were:

DOLLARS IN MILLIONS	2012	2011	2010
Fixed Maturities	$(1.9)	$(2.2)	$(14.4)
Equity Securities	(1.9)	(1.9)	(2.1)
Real Estate	(3.1)	(7.2)	—
Net Impairment Losses Recognized in Earnings	$(6.9)	$(11.3)	$(16.5)
NOTE 15. INSURANCE EXPENSES
Insurance Expenses for the years ended December 31, 2012, 2011 and 2010 were:

DOLLARS IN MILLIONS	2012	2011	2010
Commissions	$366.1	$363.5	$358.8
General Expenses	262.9	270.1	273.5
Taxes, Licenses and Fees	44.7	46.4	47.3
Total Costs Incurred	673.7	680.0	679.6
Policy Acquisition Costs:
Deferred	(266.4)	(268.5)	(276.9)
Amortized	257.0	260.7	272.2
Net Policy Acquisition Costs Deferred	(9.4)	(7.8)	(4.7)
Life VIF and P&C Customer Relationships Amortized	8.0	11.4	11.0
Insurance Expenses	$672.3	$683.6	$685.9
Commissions for servicing policies are expensed as incurred, rather than deferred and amortized.
NOTE 16. INCOME TAXES
Current and Deferred Income Tax Assets at December 31, 2012 and 2011 were:

DOLLARS IN MILLIONS	2012	2011
Current Income Tax Assets	$5.4	$2.5
Deferred Income Tax Assets	6.6	10.7
Valuation Allowance for State Income Taxes	(6.6)	(6.8)
Current and Deferred Income Tax Assets	$5.4	$6.4
The components of Liabilities for Income Taxes at December 31, 2012 and 2011 were:

DOLLARS IN MILLIONS	2012	2011
Deferred Income Tax Liabilities	$15.1	$—
Unrecognized Tax Benefits	6.4	6.2
Liabilities for Income Taxes	$21.5	$6.2

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. INCOME TAXES (Continued)
The tax effects of temporary differences that give rise to significant portions of the Company’s Net Deferred Income Tax Assets (Liabilities) at December 31, 2012 and 2011 were:

DOLLARS IN MILLIONS	2012	2011
Deferred Income Tax Assets:
Insurance Reserves	$79.3	$76.8
Unearned Premium Reserves	44.1	45.0
Tax Capitalization of Policy Acquisition Costs	73.6	73.5
Net Operating Loss Carryforward	100.7	98.1
Payroll and Employee Benefit Accruals	79.9	67.8
Other	10.7	11.7
Total Deferred Income Tax Assets	388.3	372.9
Deferred Income Tax Liabilities:
Deferred Policy Acquisition Costs	104.1	102.9
Value of Insurance in Force Acquired	25.2	25.9
Investments	208.4	182.3
Depreciable Assets	29.3	22.5
Goodwill and Licenses	23.5	22.9
Other	6.3	5.7
Total Deferred Income Tax Liabilities	396.8	362.2
Valuation Allowance for State Income Taxes	6.6	6.8
Net Deferred Income Tax Assets (Liabilities)	$(15.1)	$3.9
Deferred Income Tax Assets include Net Operating Loss (“NOL”) Carryforwards of $100.7 million and $98.1 million at December 31, 2012 and 2011, respectively, which include federal net operating loss carryforwards of $94.4 million and $91.2 million, respectively, and state net operating loss carryforwards of $6.3 million and $6.9 million, respectively. The expiration of the federal net operating loss carryforwards and the related deferred income tax assets is presented below by year of expiration.

DOLLARS IN MILLIONS	NOL Carryforwards	Deferred Tax Asset
Expiring in:
2017 through 2020	$109.0	$38.2
2021 through 2025	53.6	18.8
2026 through 2030	32.1	11.2
2031 through 2032	74.9	26.2
Total All Years	$269.6	$94.4
Except for the net operating losses scheduled to expire in 2031 through 2032, all of the federal net operating loss carryforwards were acquired in connection with business acquisitions made in prior years and are subject to annual usage limitations under the Internal Revenue Code. The Company expects to fully utilize these federal net operating loss carryforwards. The state net operating loss carryforwards relate to Fireside, the majority of which are scheduled to expire in 2029. Deferred tax asset valuation allowances of $6.6 million and $6.8 million were required at December 31, 2012 and 2011, respectively, and relate to state income taxes for Fireside.
Income taxes paid were $52.2 million in 2012. Income taxes refunded, net of income tax paid of $57.1 million, were $4.1 million in 2011, and income taxes paid were $65.1 million in 2010, respectively.
The Company has not provided Federal income taxes on $14.7 million of Mutual Savings Life’s income earned prior to 1984 which is not subject to income taxes under certain circumstances. Federal income taxes of $5.1 million would be paid on such income if it is distributed to shareholders in the future or if it does not continue to meet certain limitations.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. INCOME TAXES (Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 is as follows:

DOLLARS IN MILLIONS	2012	2011	2010
Balance at Beginning of Year	$6.2	$7.8	$11.7
Reductions for Tax Positions of Current Period	—	(1.8)	(1.7)
Additions for Tax Positions of Prior Years	0.2	0.2	26.6
Reduction for Expiration of Federal Statute of Limitations	—	—	(28.8)
Balance at End of Year	$6.4	$6.2	$7.8
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
Included in the balance of unrecognized tax benefits at December 31, 2012, 2011 and 2010 are tax positions of $3.5 million, $3.7 million and $5.7 million, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $2.9 million, $2.5 million and $2.1 million at December 31, 2012, 2011 and 2010, respectively. Tax expense for the year ended December 31, 2012 includes interest expense of $0.4 million related to unrecognized tax benefits for prior years. Tax expense for the year ended December 31, 2011 includes interest expense of $0.4 million related to unrecognized tax benefits for prior years. Tax expense for the year ended December 31, 2010 includes a net interest benefit of $2.1 million, which is comprised of an interest benefit of $2.8 million resulting from the expiration of the statutes of limitations referred to above, and interest expense of $0.7 million on unrecognized tax benefits for prior years.
The components of Income Tax Expense from Continuing Operations for the years ended December 31, 2012, 2011 and 2010 were:

DOLLARS IN MILLIONS	2012	2011	2010
Current Income Tax Expense	$(43.3)	$(43.4)	$(42.6)
Deferred Income Tax Benefit (Expense)	12.9	35.2	(25.1)
Unrecognized Tax Benefit	(0.2)	1.6	3.9
Income Tax Expense	$(30.6)	$(6.6)	$(63.8)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. INCOME TAXES (Continued)
A reconciliation of the Statutory Federal Income Tax Expense and Rate to the Company’s Effective Income Tax Expense and Rate from Continuing Operations for the years ended December 31, 2012, 2011 and 2010 was:

DOLLARS IN MILLIONS	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
Statutory Federal Income Tax Expense	$(42.8)	35.0%	$(23.9)	35.0%	$(79.3)	35.0%
Tax-exempt Income and Dividends Received Deduction	13.9	(11.4)	17.7	(26.0)	19.0	(8.4)
State Income Taxes	(0.8)	0.7	(1.0)	1.5	(1.0)	0.4
Nondeductible Goodwill	—	—	—	—	(5.2)	2.3
Other, Net	(0.9)	0.7	0.6	(1.0)	2.7	(1.1)
Effective Income Tax Expense	$(30.6)	25.0%	$(6.6)	9.5%	$(63.8)	28.2%
Comprehensive Income Tax Expense included in the Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010 was:

DOLLARS IN MILLIONS	2012	2011	2010
Income Tax Expense:
Continuing Operations	$(30.6)	$(6.6)	$(63.8)
Discontinued Operations	(7.3)	(6.7)	(10.3)
Equity in:
Net Loss of Former Investee	—	—	0.1
Other Comprehensive (Income) Loss of Former Investee	—	—	(1.0)
Unrealized Appreciation on Securities	(34.4)	(71.6)	(62.6)
Foreign Currency Translation Adjustments on Investments	(0.6)	(0.1)	0.2
Tax Effects from Postretirement Benefit Plans	4.6	15.9	9.3
Tax Effects from Long-Term Equity-based Compensation included in Paid-in Capital	(0.1)	(1.0)	(2.0)
Comprehensive Income Tax Expense	$(68.4)	$(70.1)	$(130.1)
NOTE 17. PENSION BENEFITS
The Company sponsored two qualified defined benefit pension plans which merged on December 31, 2012 (the “Pension Plan”). The Pension Plan covers approximately 3,100 retired and 2,800 active employees. The Pension Plan is generally non-contributory, but participation requires or required some employees to contribute 3% of pay, as defined, per year. Benefits for participants who are or were required to contribute to the Pension Plan are based on compensation during plan participation and the number of years of participation. Benefits for the vast majority of participants who are not required to contribute to the Pension Plan are based on years of service and final average pay, as defined. Prior to the merger of the plans, participants in one of the plans were no longer accruing benefits and their benefits were frozen. The Company funds the Pension Plan in accordance with the requirements of ERISA.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. PENSION BENEFITS (Continued)
Changes in Fair Value of Plan Assets and Changes in Projected Benefit Obligation for the years ended December 31, 2012 and 2011 were:

DOLLARS IN MILLIONS
	2012	2011
Fair Value of Plan Assets at Beginning of Year	$441.3	$352.7
Actual Return on Plan Assets	38.0	25.6
Employer Contributions	—	83.7
Plan Participants’ Contributions	—	0.1
Benefits Paid	(21.5)	(20.4)
Settlement Benefits	(0.2)	(0.4)
Fair Value of Plan Assets at End of Year	457.6	441.3
Benefit Obligation at Beginning of Year	499.2	433.1
Service Cost	10.8	10.2
Interest Cost	22.4	22.9
Plan Participants’ Contributions	—	0.1
Benefits Paid	(21.5)	(20.4)
Settlement Benefits	(0.2)	(0.4)
Actuarial Losses	43.2	53.7
Benefit Obligations at End of Year	553.9	499.2
Funded Status—Benefit Obligation in Excess of Plan Assets	$(96.3)	$(57.9)
Amount Recognized in Accumulated Other Comprehensive Income:
Accumulated Actuarial Loss	$(166.4)	$(150.4)
Prior Service Cost	0.1	0.2
Amount Recognized in Accumulated Other Comprehensive Income	$(166.3)	$(150.2)

Accumulated Benefit Obligation	$531.3	$480.5
The measurement dates of the assets and liabilities at end of year presented in the preceding table under the headings, “2012” and “2011” were December 31, 2012 and December 31, 2011, respectively.
For one of the plans, the accumulated benefit obligation exceeded the value of plan assets at December 31, 2011. The Projected Benefit Obligation, Accumulated Benefit Obligation and Fair Value of Plan Assets was $496.8 million, $478.1 million and $438.7 million, respectively, at December 31, 2011 for such plan.
The actuarial assumptions used to develop the components of the Projected Benefit Obligation at December 31, 2012 and 2011 were:

	2012	2011
Discount Rate	4.05%	4.60%
Rate of Increase in Future Compensation Levels	3.08	3.27
Weighted-average asset allocations at December 31, 2012 and 2011 by asset category were:

ASSET CATEGORY	2012	2011
Cash and Short-term Investments	12%	11%
Corporate Bonds and Notes	33	31
Common and Preferred Stocks	31	36
Exchange Traded Funds	17	12
Other Assets	7	10
Total	100%	100%

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. PENSION BENEFITS (Continued)
The investment objective of the Pension Plan is to produce current income and long-term capital growth through a combination of equity and fixed income investments which, together with appropriate employer contributions and any required employee contributions, is adequate to provide for the payment of the benefit obligations of the Pension Plan. The assets of the Pension Plan may be invested in both fixed income and equity investments. Fixed income investments may include cash and short-term instruments, U.S. Government securities, corporate bonds, mortgages and other fixed income investments. Equity investments may include various types of stock, such as large-cap, mid-cap and small-cap stocks, and may also include investments in investment companies and Kemper common stock (subject to Section 407 and other requirements of ERISA). The Pension Plan has not invested in Kemper common stock.
The trust investment committee for the Pension Plan, along with its third party fiduciary advisor, periodically reviews the performance of the Pension Plan’s investments and asset allocation. Several external investment managers, one of which is Fayez Sarofim & Co. (“FS&C”), manage the equity investments of the trust for the Pension Plan. One of Kemper’s directors, Mr. Fayez Sarofim, is Chairman of the Board, Chief Executive Officer and the majority shareholder of FS&C, a registered investment advisory firm (see Note 24, “Related Parties,” to the Consolidated Financial Statements). Each manager is allowed to exercise investment discretion, subject to limitations, if any, established by the trust investment committee for the Pension Plan. An independent fiduciary had sole investment discretion with respect to shares of Intermec common stock contributed by the Company to one of the pension plans in 2011 until such shares were fully disposed of in 2012. All other investment decisions are made by the Company, subject to general guidelines as set by the trust investment committee for the Pension Plan.
The Company determines its Expected Long Term Rate of Return on Plan Assets based primarily on the Company’s expectations of future returns for the Pension Plan’s investments, based on target allocations of the Pension Plan’s investments. Additionally, the Company considers historical returns on comparable fixed income investments and equity investments and adjusts its estimate as deemed appropriate.
Fair value measurements for the Pension Plans’ assets at December 31, 2012 are summarized below:

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Dec. 31, 2012
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$6.1	$—	$—	$6.1
States and Political Subdivisions	—	3.3	—	3.3
Corporate Bonds and Notes	—	142.7	—	142.7
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	3.4	—	3.4
Common Stocks:
Manufacturing	82.2	5.6	—	87.8
Other Industries	48.2	0.7	—	48.9
Other Equity Interests:
Exchange Traded Funds	79.6	—	—	79.6
Limited Liability Companies and Limited Partnerships	—	—	26.9	26.9
Short-term Investments	55.8	—	—	55.8
Receivables and Other	2.5	—	0.6	3.1
Total	$274.4	$155.7	$27.5	$457.6

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. PENSION BENEFITS (Continued)
Additional information pertaining to the changes in the fair value of the Pension Plans’ assets classified as Level 3 for the year ended December 31, 2012 is presented below:

DOLLARS IN MILLIONS	Corporate Bonds	Other Equity Interests	Receivables and Other	Total
Balance at Beginning of Year	$1.0	$37.2	$3.2	$41.4
Return on Plan Assets Held	—	1.7	0.1	1.8
Purchases, Sales and Settlements, Net	—	(12.0)	(2.7)	(14.7)
Transfer out of Level 3	(1.0)	—	—	(1.0)
Balance at December 31, 2012	$—	$26.9	$0.6	$27.5
Fair value measurements for the Pension Plans’ assets at December 31, 2011 are summarized below:

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Dec. 31, 2011
Fixed Maturities:
States and Political Subdivisions	$—	$3.1	$—	$3.1
Corporate Bonds and Notes	—	135.4	1.0	136.4
Equity Securities:
Common Stocks:
Intermec	40.2	—	—	40.2
Manufacturing	74.4	4.2	—	78.6
Other Industries	38.4	—	—	38.4
Other Equity Interests:
Exchange Traded Funds	53.6	—	—	53.6
Limited Liability Companies and Limited Partnerships	—	—	37.2	37.2
Short-term Investments	47.7	—	—	47.7
Receivables and Other	2.9	—	3.2	6.1
Total	$257.2	$142.7	$41.4	$441.3
Additional information pertaining to the changes in the fair value of the Pension Plans’ assets classified as Level 3 for the year ended December 31, 2011 is presented below:

DOLLARS IN MILLIONS	Corporate Bonds	Other Equity Interests	Receivables and Other	Total
Balance at Beginning of Year	$—	$41.5	$3.7	$45.2
Return on Plan Assets Held	—	1.7	—	1.7
Purchases, Sales and Settlements, Net	—	(6.0)	(0.5)	(6.5)
Transfers into Level 3	1.0	—	—	1.0
Balance at December 31, 2011	$1.0	$37.2	$3.2	$41.4

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. PENSION BENEFITS (Continued)
The components of Comprehensive Pension Expense for the years ended December 31, 2012, 2011 and 2010 were:

DOLLARS IN MILLIONS	2012	2011	2010
Service Cost Earned During the Year	$10.8	$10.2	$9.0
Interest Cost on Projected Benefit Obligation	22.4	22.9	22.4
Expected Return on Plan Assets	(29.8)	(24.4)	(23.7)
Net Amortization and Deferral	18.8	9.4	2.3
Settlements	0.3	—	—
Pension Expense Recognized	22.5	18.1	10.0
Unrecognized Pension Loss Arising During the Year	34.8	52.4	23.6
Amortization of Accumulated Unrecognized Pension Loss	(18.8)	(9.4)	(2.3)
Comprehensive Pension Expense	$38.5	$61.1	$31.3
The Company estimates that Pension Expense for the year ended December 31, 2013 will include expense of $23.9 million resulting from the amortization of the related accumulated actuarial loss included in Accumulated Other Comprehensive Income at December 31, 2012.
Total Pension Expense Recognized as presented in the preceding table includes service cost benefits earned and reported in discontinued operations of $0.5 million, $0.6 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The actuarial assumptions used to develop the components of the Pension Expense for the years ended December 31, 2012, 2011 and 2010 were:

	2012	2011	2010
Discount Rate	4.60%	5.35%	6.00%
Rate of Increase in Future Compensation Levels	3.27	2.47	2.88
Expected Long Term Rate of Return on Plan Assets	7.00	7.00	7.00
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
The Company does not expect that it will be required to contribute to its Pension Plan in 2013, but could make a voluntary contribution pursuant to the maximum funding limits under ERISA.
The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

DOLLARS IN MILLIONS	Years Ending December 31,
	2013	2014	2015	2016	2017	2018-2022
Pension Benefits	$22.7	$23.9	$25.0	$26.2	$27.4	$155.3
The Company also sponsors a non-qualified supplemental defined benefit pension plan (the “Supplemental Plan”). The unfunded liability related to the Supplemental Plan was $24.0 million and $21.7 million at December 31, 2012 and 2011, respectively. Pension expense for the Supplemental Plan was $1.8 million, $3.3 million and $3.1 million in 2012, 2011 and 2010, respectively. An actuarial loss of $1.3 million before tax and an actuarial gain of $2.9 million before tax is included Other Comprehensive Income for the years ended December 31, 2012 and 2011, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. PENSION BENEFITS (Continued)
The Company also sponsors several defined contribution benefit plans covering most of its employees. The Company made contributions to those plans of $7.8 million, $7.3 million and $6.8 million in 2012, 2011 and 2010, respectively. Under these plans, the participants have several investment alternatives, including Kemper’s common stock held through the Kemper Employee Stock Ownership Plan (“ESOP”) Fund and the Dreyfus Appreciation Fund. FS&C is a sub-investment advisor of the Dreyfus Appreciation Fund. One of Kemper’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, Chief Executive Officer and majority shareholder of FS&C (see Note 24, “Related Parties,” to the Consolidated Financial Statements). The fair value of participants’ investments in Kemper’s ESOP Fund was $15.0 million, or 5.0% of the total investments in the defined contribution benefit plans at December 31, 2012. The fair value of participants’ investments in the Dreyfus Appreciation Fund was $20.1 million, or 6.7% of the total investments in the defined contribution benefit plans at December 31, 2012.
NOTE 18. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company sponsors an other than pension postretirement employee benefit plan (“OPEB”) that provides medical, dental and/or life insurance benefits to approximately 600 retired and 400 active employees (the “OPEB Plan”). The Company generally is self-insured for the benefits under the OPEB Plan. The medical plan generally provides for a limited number of years of medical insurance benefits at retirement based on the participant’s attained age at retirement and number of years of service until specified dates and generally requires participant contributions, with most contributions adjusted annually.
Changes in Fair Value of Plan Assets and Changes in Accumulated Benefit Obligation for the years ended December 31, 2012 and 2011 were:

DOLLARS IN MILLIONS
	2012	2011
Fair Value of Plan Assets at Beginning of Year	$—	$—
Employer Contributions	3.0	3.2
Plan Participants’ Contributions	1.0	1.1
Benefits Paid	(4.0)	(4.3)
Fair Value of Plan Assets at End of Year	—	—
Benefit Obligation at Beginning of Year	44.7	41.1
Service Cost	0.2	0.1
Interest Cost	1.6	1.9
Plan Participants’ Contributions	1.0	1.1
Benefits Paid	(4.0)	(4.3)
Modernization Act Subsidy Received	1.0	0.4
Actuarial (Gains) Losses	(5.5)	4.4
Obligations Transferred Into Plan	3.8	—
Benefit Obligation at End of Year	42.8	44.7
Funded Status—Benefit Obligation in Excess of Plan Assets	$(42.8)	$(44.7)

Actuarial Gain Recognized in Accumulated Other Comprehensive Income	$13.4	$9.2
The measurement dates of the assets and liabilities at end of year in the preceding table under the headings “2012” and “2011” were December 31, 2012 and December 31, 2011, respectively.
The actuarial assumptions used to develop the components of the Accumulated Benefit Obligation at December 31, 2012 and 2011 were:

	2012	2011
Discount Rate	3.15%	4.25%
Rate of Increase in Future Compensation Levels	2.10	2.10

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 18. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)
The assumed health care cost trend rate used in measuring the Accumulated Benefit Obligation at December 31, 2012 was 7.0% for 2013, gradually declining to 5.0% in the year 2017 and remaining at that level thereafter for medical benefits and 8.5% for 2013, gradually declining to 5.0% in the year 2020 and remaining at that level thereafter for prescription drug benefits. The assumed health care cost trend rate used in measuring the Accumulated Benefit Obligation at December 31, 2011 was 7.5% for 2012, gradually declining to 5.0% in the year 2017 and remaining at that level thereafter for medical benefits and 9.0% for 2012, gradually declining to 5.0% in the year 2020 and remaining at that level thereafter for prescription drug benefits.
A one–percentage point increase in the assumed health care cost trend rate for each year would increase the Accumulated Benefit Obligation at December 31, 2012 by $2.8 million and 2012 OPEB expense by $0.1 million. A one-percentage point increase in the assumed health care cost trend rate for each year would increase the Accumulated Benefit Obligation at December 31, 2011 by $2.8 million and 2011 OPEB expense by $0.1 million.
The components of Comprehensive OPEB Expense for the years ended December 31, 2012, 2011 and 2010 were:

DOLLARS IN MILLIONS	2012	2011	2010
Service Cost Earned During the Year	$0.2	$0.1	$0.1
Interest Cost on Accumulated Benefit Obligation	1.6	1.9	2.1
Net Amortization and Deferral	(1.2)	(0.6)	(1.1)
OPEB Expense Recognized	0.6	1.4	1.1
Unrecognized OPEB (Gain) Loss Arising During the Year	(5.5)	4.4	4.3
Amortization of Accumulated Unrecognized OPEB Gain	1.2	0.6	1.1
Comprehensive OPEB Expense (Benefit)	$(3.7)	$6.4	$6.5
The Company estimates that OPEB Expense for the year ended December 31, 2013 will include income of $1.0 million resulting from the amortization of the related accumulated actuarial gain included in Accumulated Other Comprehensive Income at December 31, 2012.
The actuarial assumptions used to develop the components of the OPEB Expense for the years ended December 31, 2012, 2011 and 2010 were:

	2012	2011	2010
Discount Rate	4.25%	4.40%	5.25%
Rate of Increase in Future Compensation Levels	2.10	1.50	1.50
The Company expects to contribute $4.3 million, net of expected Modernization Act Subsidy, to its OPEB Plan to fund benefit payments in 2013.
The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

DOLLARS IN MILLIONS	Years Ending December 31,
	2013	2014	2015	2016	2017	2018-2022
Benefit Payments:
Excluding Modernization Act Subsidy	$4.8	$4.8	$4.8	$4.7	$4.6	$19.3
Expected Modernization Act Subsidy	(0.5)	(0.5)	(0.6)	(0.6)	(0.6)	(2.4)
Net Benefit Payments	$4.3	$4.3	$4.2	$4.1	$4.0	$16.9

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
The Kemper Preferred segment provides preferred and standard risk personal automobile insurance, homeowners insurance and other personal insurance through independent agents. The Kemper Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty market through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their adverse driving records or claim or credit histories. The Kemper Direct segment currently distributes personal automobile, homeowners and renters insurance products through employer-sponsored voluntary benefit programs and other affinity relationships. Prior to ceasing direct-to-consumer marketing activities in the third quarter of 2012, Kemper Direct also distributed its products directly to consumers through a variety of direct-to-consumer websites, including its own websites. The Life and Health Insurance segment provides individual life, accident, health and property insurance.
The Company’s earned premiums are derived in the United States. The accounting policies of the segments are the same as those described in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements. Capital expenditures for long-lived assets by operating segment are immaterial.
The Company does not allocate insurance reserves from its 2002 acquisition of certain insurance companies from SCOR (see Note 6, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements). It is also the Company’s management practice to allocate certain corporate expenses, primarily compensation costs for corporate employees and related facility costs, included in Interest and Other Expenses in the Consolidated Statements of Income to its insurance operations. The amount of such allocated corporate expenses was $31.7 million, $33.0 million and $30.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company does not allocate Net Realized Gains on Sales of Investments, Net Impairment Losses Recognized in Earnings, interest expense on debt or retirement plans, and actuarial gains and losses on its retirement plans to its operating segments.
Segment Assets at December 31, 2012 and 2011 were:

DOLLARS IN MILLIONS	2012	2011
SEGMENT ASSETS
Kemper Preferred	$1,562.0	$1,544.0
Kemper Specialty	684.6	615.8
Kemper Direct	453.3	570.8
Life and Health Insurance	4,781.8	4,802.5
Corporate and Other, Net	527.4	401.6
Total Assets	$8,009.1	$7,934.7

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 19. BUSINESS SEGMENTS (Continued)
Segment Revenues for the years ended December 31, 2012, 2011 and 2010 were:

DOLLARS IN MILLIONS	2012	2011	2010
REVENUES
Kemper Preferred:
Earned Premiums	$879.4	$859.8	$888.0
Net Investment Income	45.0	48.8	55.4
Other Income	0.4	0.3	0.4
Total Kemper Preferred	924.8	908.9	943.8
Kemper Specialty:
Earned Premiums	419.8	445.2	474.9
Net Investment Income	19.0	22.8	25.8
Other Income	0.3	0.5	0.6
Total Kemper Specialty	439.1	468.5	501.3
Kemper Direct:
Earned Premiums	168.0	222.7	282.4
Net Investment Income	13.9	17.4	20.6
Other Income	—	0.1	0.1
Total Kemper Direct	181.9	240.2	303.1
Life and Health Insurance:
Earned Premiums	639.9	645.9	644.1
Net Investment Income	204.3	200.5	213.0
Other Income	0.1	0.1	0.2
Total Life and Health Insurance	844.3	846.5	857.3
Total Segment Revenues	2,390.1	2,464.1	2,605.5
Net Realized Gains on the Sales of Investments	65.4	33.7	42.6
Net Impairment Losses Recognized in Earnings	(6.9)	(11.3)	(16.5)
Other	13.7	8.5	10.9
Total Revenues	$2,462.3	$2,495.0	$2,642.5

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 19. BUSINESS SEGMENTS (Continued)
Segment Operating Profit for the years ended December 31, 2012, 2011 and 2010 was:

DOLLARS IN MILLIONS	2012	2011	2010
SEGMENT OPERATING PROFIT (LOSS)
Kemper Preferred	$(28.0)	$(40.6)	$66.9
Kemper Specialty	(2.8)	24.2	25.6
Kemper Direct	(4.8)	(47.2)	(7.9)
Life and Health Insurance	140.4	152.3	141.9
Total Segment Operating Profit	104.8	88.7	226.5
Corporate and Other Operating Loss	(40.9)	(42.8)	(26.3)
Total Operating Profit	63.9	45.9	200.2
Net Realized Gains on Sales of Investments	65.4	33.7	42.6
Net Impairment Losses Recognized in Earnings	(6.9)	(11.3)	(16.5)
Income from Continuing Operations before Income Taxes and Equity in Net Loss of Former Investee	$122.4	$68.3	$226.3
Segment Net Operating Income for the years ended December 31, 2012, 2011 and 2010 was:

DOLLARS IN MILLIONS	2012	2011	2010
SEGMENT NET OPERATING INCOME (LOSS)
Kemper Preferred	$(11.2)	$(17.6)	$52.9
Kemper Specialty	1.2	19.8	21.0
Kemper Direct	(0.9)	(27.5)	(1.7)
Life and Health Insurance	90.8	98.9	87.4
Total Segment Net Operating Income	79.9	73.6	159.6
Unallocated Net Operating Loss	(26.1)	(26.5)	(14.4)
Consolidated Net Operating Income	53.8	47.1	145.2
Unallocated Net Income (Loss) From:
Net Realized Gains on Sales of Investments	42.5	21.9	27.9
Net Impairment Losses Recognized in Earnings	(4.5)	(7.3)	(10.7)
Income from Continuing Operations	$91.8	$61.7	$162.4
Amortization of Deferred Policy Acquisition Costs by Operating Segment for the years ended December 31, 2012, 2011 and 2010 was:

DOLLARS IN MILLIONS	2012	2011	2010
Kemper Preferred	$147.8	$144.4	$152.6
Kemper Specialty	58.7	62.6	67.7
Kemper Direct	6.1	8.8	9.8
Life and Health Insurance	44.4	44.9	42.1
Total Amortization	$257.0	$260.7	$272.2

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 19. BUSINESS SEGMENTS (Continued)
Earned Premiums by product line for the years ended December 31, 2012, 2011 and 2010 were:

DOLLARS IN MILLIONS	2012	2011	2010
EARNED PREMIUMS
Life	$393.4	$395.1	$396.7
Accident and Health	165.2	166.3	161.9
Property and Casualty:
Personal Lines:
Automobile	1,050.1	1,129.4	1,249.5
Homeowners	318.0	304.1	298.7
Other Personal	136.9	138.7	139.0
Total Personal Lines	1,505.0	1,572.2	1,687.2
Commercial Automobile	43.5	40.0	43.6
Total Earned Premiums	$2,107.1	$2,173.6	$2,289.4
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 20. CATASTROPHE REINSURANCE (Continued)
Coverage for each catastrophe reinsurance program effective January 1, 2012 to December 31, 2012 is provided in various layers as presented below:

DOLLARS IN MILLIONS	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Kemper Preferred, Kemper Direct and Kemper Specialty Segments:
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	100.0	65.0
2nd Layer of Coverage	100.0	200.0	95.0
3rd Layer of Coverage	200.0	350.0	90.0
4th Layer of Coverage	350.0	450.0	50.0
Life and Health Segment—Property Insurance Operations:
Retained	$—	$8.0	—%
1st Layer of Coverage	8.0	15.0	70.0
2nd Layer of Coverage	15.0	40.0	70.0
The catastrophe reinsurance program for the Kemper Preferred segment in 2012 also included reinsurance coverage for catastrophe losses in North Carolina at retentions lower than those described above. The catastrophe reinsurance program for the Life and Health Insurance and Kemper Direct segments in 2012 also included reinsurance coverage from FHCF for hurricane losses in Florida at retentions lower than those described above.
Coverage for each catastrophe reinsurance program effective January 1, 2011 to December 31, 2011 is provided in various layers as presented below:

DOLLARS IN MILLIONS	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Kemper Preferred Segment:
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	100.0	65.0
2nd Layer of Coverage	100.0	200.0	95.0
3rd Layer of Coverage	200.0	350.0	90.0
Kemper Direct and Kemper Specialty Segments:
Retained	$—	$3.0	—%
1st Layer of Coverage	3.0	16.0	100.0
Life and Health Segment—Property Insurance Operations:
Retained	$—	$8.0	—%
1st Layer of Coverage	8.0	15.0	70.0
2nd Layer of Coverage	15.0	40.0	100.0
The catastrophe reinsurance program for the Kemper Preferred segment in 2011 also included reinsurance coverage for catastrophe losses in North Carolina at retentions lower than those described above. The catastrophe reinsurance program for the Life and Health Insurance and Kemper Direct segments in 2011 also included reinsurance coverage from FHCF for hurricane losses in Florida at retentions lower than those described above.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 20. CATASTROPHE REINSURANCE (Continued)
Coverage for each catastrophe reinsurance program effective January 1, 2010 to December 31, 2010 is provided in various layers as presented below:

DOLLARS IN MILLIONS	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Kemper Preferred Segment:
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	100.0	65.0
2nd Layer of Coverage	100.0	200.0	95.0
3rd Layer of Coverage	200.0	350.0	90.0
Kemper Direct and Kemper Specialty Segments:
Retained	$—	$3.0	—%
1st Layer of Coverage	3.0	16.0	100.0
Life and Health Segment—Property Insurance Operations:
Retained	$—	$8.0	—%
1st Layer of Coverage	8.0	15.0	88.5
2nd Layer of Coverage	15.0	40.0	100.0
The catastrophe reinsurance program for the Kemper Preferred segment in 2010 also included reinsurance coverage for catastrophe losses in North Carolina at retentions lower than those described above. The catastrophe reinsurance program for the Life and Health Insurance and Kemper Direct segments in 2010 also included reinsurance coverage from FHCF for hurricane losses in Florida at retentions lower than those described above.
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
Reinsurance premiums for the Company’s primary catastrophe reinsurance programs, the Kemper Preferred NC Program and the FHCF Program reduced earned premiums for the years ended December 31, 2012, 2011 and 2010 by the following:

DOLLARS IN MILLIONS	2012	2011	2010
Kemper Preferred	$24.6	$20.0	$21.9
Kemper Specialty	0.1	0.1	0.3
Kemper Direct	0.4	0.8	0.8
Life and Health Insurance	2.0	2.3	3.6
Total Ceded Catastrophe Reinsurance Premiums	$27.1	$23.2	$26.6
Catastrophe reinsurance premiums for the year ended December 31, 2011 for the Life and Health Insurance segment in the preceding table includes a reduction of $0.2 million in the Company’s estimated reinsurance reinstatement premiums for prior years. Catastrophe reinsurance premiums for the Life and Health Insurance segment in the preceding table includes reinsurance reinstatement premiums of $0.6 million for the year ended December 31, 2010 to reinstate coverage following certain hurricanes.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 20. CATASTROPHE REINSURANCE (Continued)
Catastrophe losses and LAE (including development), net of reinsurance recoveries, for the years ended December 31, 2012, 2011 and 2010 by business segment are presented below.

DOLLARS IN MILLIONS	2012	2011	2010
Kemper Preferred	$99.2	$138.7	$65.2
Kemper Specialty	4.9	3.9	3.0
Kemper Direct	8.0	7.2	2.0
Life and Health Insurance	6.1	7.6	7.9
Total Catastrophe Losses and LAE	$118.2	$157.4	$78.1
Total Catastrophe loss and LAE reserves, net of reinsurance recoverables, developed favorably by $6.3 million, $6.4 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Kemper Preferred segment reported favorable catastrophe reserve development of $6.2 million, $5.5 million and $4.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Life and Health Insurance segment reported adverse catastrophe reserve development of $0.1 million and $3.4 million for the years ended December 31, 2012 and 2010, respectively and favorable catastrophe reserve development of $1.5 million for the year ended December 31, 2011.
In late October 2012, Superstorm Sandy, at one point a level two hurricane while over the Atlantic Ocean, caused a significant amount of damage in several northeastern states. Catastrophe losses and LAE for the year ended December 31, 2012 include $48.5 million related to Superstorm Sandy, of which $44.0 million is included in the Kemper Preferred segment.
In the second quarter of 2011, the United States experienced a high volume of spring storms, including a record level of tornadoes in April. In the third quarter of 2011, the Company incurred claims related to Hurricane Irene. Catastrophe losses and LAE for the year ended December 31, 2011 include $23.0 million related to Hurricane Irene, of which $22.1 million is included in the Kemper Preferred segment.
For the year ended December 31, 2010, compared to 2009, the Kemper Preferred segment experienced a higher severity of catastrophe losses, due in part to a catastrophe loss of $12.9 million resulting from damage caused by hail in the state of Arizona in the fourth quarter of 2010. No major hurricanes that significantly impacted the Company made landfall in the United States during 2010.
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
Earned Premiums ceded on long-duration and short-duration policies were not material for the years ended December 31, 2012, 2011 and 2010. Certain insurance subsidiaries assume business from other insurance companies and involuntary pools. Earned Premiums assumed on long-duration and short-duration policies for the years ended December 31, 2012, 2011 and 2010 were:

DOLLARS IN MILLIONS	2012	2011	2010
Earned Premiums Assumed From:
Capitol	$25.0	$27.9	$30.1
ORCC	8.2	9.0	9.6
Other	10.9	6.8	6.0
Total Earned Premiums Assumed	$44.1	$43.7	$45.7
Trinity and Capitol are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by Capitol. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. In the second quarter of 2012, Capitol requested regulatory approval to amend such agreement with Trinity, effective April 1, 2012, whereby ceded losses for dwelling coverage were capped. In the third quarter of 2012, Capitol received such regulatory approval. Incurred losses and LAE assumed by Trinity were reduced by $2.6 million in the third quarter of 2012 in conjunction with such amendment. Trinity and ORCC, a subsidiary of Capitol, are also parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by ORCC.
Five employees of the Company serve as directors of Capitol’s five member board of directors. Nine employees of the Company also serve as directors of ORCC’s nine member board of directors. Kemper’s subsidiary, United Insurance, provides claims and administrative services to Capitol and ORCC. In addition, agents appointed by Kemper’s subsidiary, The Reliable Life Insurance Company, and who are employed by United Insurance, are also appointed by Capitol and ORCC to sell property insurance products for the Company’s Life and Health Insurance segment. The Company also provides certain investment services to Capitol and ORCC.

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
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2012 is summarized below:

DOLLARS IN MILLIONS	Fair Value Measurements			Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$135.8	$293.1	$—	$428.9
States and Political Subdivisions	—	1,401.4	—	1,401.4
Corporate Securities:
Bonds and Notes	—	2,632.4	361.0	2,993.4
Redeemable Preferred Stocks	—	27.9	4.7	32.6
Mortgage and Asset Backed	—	3.8	0.1	3.9
Total Investments in Fixed Maturities	135.8	4,358.6	365.8	4,860.2
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	79.2	—	79.2
Other Industries	—	15.3	6.0	21.3
Common Stocks:
Manufacturing	79.6	6.0	1.9	87.5
Other Industries	60.1	1.2	5.4	66.7
Other Equity Interests:
Exchange Traded Funds	125.9	—	—	125.9
Limited Liability Companies and Limited Partnerships	—	—	141.3	141.3
Total Investments in Equity Securities	265.6	101.7	154.6	521.9
Other Investments:
Trading Securities	4.5	—	—	4.5
Total	$405.9	$4,460.3	$520.4	$5,386.6
At December 31, 2012, the Company had unfunded commitments to invest an additional $86.2 million in certain private equity funds and mezzanine debt funds that will be included in Other Equity Interests.

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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
The Company investigates significant differences related to the values provided. On completion of its investigation, management exercises judgment to determine the price selected and whether adjustments, if any, to the price obtained from the Company’s primary pricing provider would warrant classification of the price as Level 3. In instances where a measurement cannot be obtained from either pricing provider, the Company generally will evaluate bid prices from one or more binding quotes obtained from market makers to value investments in inactive markets and classified by the Company as Level 2. The Company generally classifies securities when it receives non-binding quotes or indications as Level 3 securities unless the Company can validate the quote or indication against recent transactions in the market. For securities classified as Level 3, the Company either uses valuations provided by third party fund managers, third party appraisers, the Company’s own internal valuations or net asset values provided for Limited Liability Companies and Limited Partnerships. These valuations typically employ valuation techniques, including earnings multiples based on comparable public securities, comparable yields as well as industry specific non-earnings based multiples or discounted cash flow models. Valuations classified as Level 3 by the Company generally consist of investments in various private placement securities of non-rated entities. In rare cases, if the private placement security has only been outstanding for a short amount of time, the Company, after considering the initial assumptions used in acquiring an investment, considers the original purchase price as representative of the fair value.
The majority of Investments in Fixed Maturities that are classified as Level 3 are priced using a yield approach. A yield approach uses a risk-free rate plus a credit spread depending on the underlying credit profile of the security. For floating rate securities, the risk free rate used in the yield is the contractual floating rate of the security. For each individual security, the Company or the Company’s third party appraiser gathers information from market sources, relevant credit information, perceived market movements and sector news and determines an appropriate yield for each security. The yield selected is then used to discount the future cash flows of the security to determine the fair value. The Company separately evaluates yields based upon asset class to assess the reasonableness of the recorded fair value. For Investments in Fixed Maturities, corporate bonds and notes makes up the majority of the Company’s investments classified as Level 3. For corporate bonds and notes, the primary asset classes are investment grade private placements, non-investment grade senior debt, non-investment grade junior debt and other debt. Non-investment grade senior debt includes those securities that receive first priority in a liquidation and non-investment grade junior debt includes any fixed maturity security with other than first priority in a liquidation.
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for investments in corporate bonds and notes classified as Level 3.

DOLLARS IN MILLIONS	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted Average Yield
Investment Grade Private Placements	Yield	$94.6	1.3%	-	6.3%	4.0%
Non-investment Grade:
Senior Debt	Yield	77.7	5.7	-	18.0	9.1
Junior Debt	Yield	173.2	8.8	-	21.4	14.8
Other Debt	Various	15.5
Bonds and Notes Classified as Level 3		$361.0
For an investment in a fixed maturity security, an increase in the yield used to determine the fair value of the security will decrease the fair value of the security. A decrease in the yield used to determine fair value will increase the fair value of the security, but the fair value increase is generally limited to par if the security is currently callable.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2012 is presented below:

DOLLARS IN MILLIONS	Fixed Maturities			Equity Securities
	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset Backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Year	$235.1	$6.1	$0.3	$13.5	$93.1	$348.1
Total Gains (Losses):
Included in Consolidated Statement of Income	4.0	(0.4)	—	3.2	—	6.8
Included in Other Comprehensive Income	1.4	0.5	—	(1.3)	8.3	8.9
Purchases	199.7	0.1	—	1.6	52.0	253.4
Settlements	(73.1)	(1.6)	(0.2)	—	(12.1)	(87.0)
Sales	(0.9)	—	—	(3.7)	—	(4.6)
Transfers into Level 3	0.9	—	—	—	—	0.9
Transfers out of Level 3	(6.1)	—	—	—	—	(6.1)
Balance at End of Year	$361.0	$4.7	$0.1	$13.3	$141.3	$520.4
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 for the year ended December 31, 2012. The transfers into Level 3 and out of Level 3 for the year ended December 31, 2012 were due to changes in the availability of market observable inputs.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2011 is presented below:

DOLLARS IN MILLIONS	Fixed Maturities			Equity Securities		Total
	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset Backed	Preferred and Common Stocks	Other Equity Interests
Balance at Beginning of Year	$146.2	$4.5	$0.4	$14.7	$75.2	$241.0
Total Gains (Losses):
Included in Consolidated Statement of Income	(0.7)	—	—	4.5	4.3	8.1
Included in Other Comprehensive Income	3.4	1.6	—	(3.1)	(6.2)	(4.3)
Purchases	131.6	—	—	3.5	39.3	174.4
Settlements	(50.3)	—	(0.1)	(0.4)	(19.5)	(70.3)
Sales	(0.5)	—	—	(5.7)	—	(6.2)
Transfers into Level 3	5.4	—	—	—	—	5.4
Balance at End of Year	$235.1	$6.1	$0.3	$13.5	$93.1	$348.1
Transfers into Level 2 from Level 1 were $2.2 million for the year ended December 31, 2011. Transfers into Level 1 from Level 2 were $2.2 million for the year ended December 31, 2011. Transfers between Levels 1 and 2 for the year ended December 31, 2011 were due to changes in the observable inputs for one security. Transfers into Level 3 for the year ended December 31, 2011 were due to changes in the availability of market observable inputs.
The fair value of Notes Payable is estimated using quoted prices for similar liabilities in markets that are not active. The inputs used in the valuation are considered Level 2 measurements. The fair value of Short-term Investments is estimated using inputs that are considered Level 1 measurements.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 23. CONTINGENCIES
In the ordinary course of its businesses, the Company is involved in legal proceedings, including lawsuits, regulatory examinations and inquiries. Except with regard to the matter discussed below, based on currently available information, the Company does not believe that it is reasonably possible that any of its pending legal proceedings will have a material effect on the Company’s financial statements.
Certain state insurance regulators, legislators and treasurers are involved in an array of initiatives that could result in significant changes to unclaimed property laws and claims handling practices with respect to life insurance policies. These initiatives seek, in various ways, to impose a new duty on the part of life insurers to proactively search for deaths of their insureds.  For example, Kentucky, New York, Maryland and Alabama have each enacted legislation, with effective dates of January 1, 2013, June 17, 2013, October 1, 2013 and January 1, 2014, respectively, that requires life insurers to compare their in-force policy records against the database of reported deaths maintained by the Social Security Administration (the “SSA Death Master File”) for the purpose of proactively identifying potentially deceased insureds for whom the life insurer has not yet received a death claim. If state officials are successful in applying this new standard retroactively to existing life insurance policies, it will fundamentally alter the responsibilities of the parties to such contracts by effectively eliminating contract terms that condition claim settlement and payment on the receipt of notice and “due proof of death” of an insured. The outcome of the various state initiatives could have a significant effect on, including acceleration of, the payment and/or escheatment of policy benefits and significantly increase claims handling costs.
Kemper’s life insurance companies are currently the subject of an unclaimed property compliance examination by a private firm retained by the treasurers of thirty-eight states. One state insurance regulator has also commenced a market conduct exam of Kemper’s life insurance companies for the purpose of verifying such companies’ compliance with relevant regulations governing life insurance claims handling and escheatment practices. It is the Company’s position that state officials lack authority to establish new procedures that change existing contracts. In November 2012, the Company filed a declaratory judgment action in state court in Kentucky asking the court to construe the Kentucky Unclaimed Life Insurance Benefit Act (the “Kentucky Act”) such that it would only apply prospectively, i.e., only with respect to those life insurance policies issued on or after the effective date of the Kentucky Act, consistent with the requirements of applicable Kentucky statutory law and Kentucky and federal constitutional provisions. The case is currently in the discovery phase.
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
NOTE 24. RELATED PARTIES
One of Kemper’s directors, Mr. Fayez Sarofim, is the Chairman of the Board, Chief Executive Officer and the majority shareholder of FS&C, a registered investment advisory firm. In the second quarter of 2010, Kemper’s subsidiary, Trinity, entered into an agreement with FS&C whereby FS&C provides investment management services with respect to certain assets of Trinity for a fee based on the fair market value of the assets under management. Such agreement is terminable by either party at any time upon 30 days advance written notice. At December 31, 2012, Trinity had $125.2 million in assets managed by FS&C. Investment Expenses incurred in connection with such agreement were $0.3 million, $0.3 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
FS&C also provides investment management services with respect to certain funds of the Company’s defined benefit pension plans. The Company’s defined benefit pension plans had $120.7 million, $107.1 million and $98.3 million in assets managed by FS&C at December 31, 2012, 2011 and 2010, respectively. The Company’s defined benefit pension plans incurred, in the aggregate, expenses of $0.3 million, $0.3 million and $0.3 million to FS&C for the years ended December 31, 2012, 2011 and 2010, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 24. RELATED PARTIES (Continued)
With respect to the Company’s defined contribution plans, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. Participants in the Company’s defined contribution plans had allocated $20.4 million, $19.3 million and $18.2 million for investment in the Dreyfus Appreciation Fund at December 31, 2012, 2011 and 2010, respectively, representing 7%, 7% and 6% of the total amount invested in the Company’s defined contribution plans at such dates.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 25. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Three Months Ended (Unaudited)				Year Ended
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Dec 31, 2012
Revenues:
Earned Premiums	$529.2	$529.8	$527.3	$520.8	$2,107.1
Net Investment Income	77.4	75.2	70.4	72.9	295.9
Other Income	0.2	0.2	0.2	0.2	0.8
Net Realized Gains on Sales of Investments	4.9	4.1	50.9	5.5	65.4
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(0.5)	(0.4)	(3.2)	(3.1)	(7.2)
Portion of Losses Recognized in Other Comprehensive Income	—	—	—	0.3	0.3
Net Impairment Losses Recognized in Earnings	(0.5)	(0.4)	(3.2)	(2.8)	(6.9)
Total Revenues	611.2	608.9	645.6	596.6	2,462.3
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	376.6	423.8	368.7	413.0	1,582.1
Insurance Expenses	162.4	167.7	172.7	169.5	672.3
Interest and Other Expenses	21.8	20.9	22.7	20.1	85.5
Total Expenses	560.8	612.4	564.1	602.6	2,339.9
Income (Loss) from Continuing Operations before Income Taxes	50.4	(3.5)	81.5	(6.0)	122.4
Income Tax Benefit (Expense)	(14.1)	5.1	(25.9)	4.3	(30.6)
Income (Loss) from Continuing Operations	36.3	1.6	55.6	(1.7)	91.8
Discontinued Operations:
Income (Loss) from Discontinued Operations before Income Taxes	12.3	1.0	(0.1)	5.7	18.9
Income Tax Benefit (Expense)	(5.0)	(0.3)	0.1	(2.1)	(7.3)
Income from Discontinued Operations	7.3	0.7	—	3.6	11.6
Net Income	$43.6	$2.3	$55.6	$1.9	$103.4
Income (Loss) from Continuing Operations Per Unrestricted Share:
Basic	$0.61	$0.03	$0.95	$(0.03)	$1.55
Diluted	$0.60	$0.03	$0.95	$(0.03)	$1.54
Net Income Per Unrestricted Share:
Basic	$0.73	$0.04	$0.95	$0.03	$1.75
Diluted	$0.72	$0.04	$0.95	$0.03	$1.74
Dividends Paid to Shareholders Per Share	$0.24	$0.24	$0.24	$0.24	$0.96
The sum of quarterly per share amounts does not equal per share amounts for the year due to differences in weighted-average shares and/or equivalent shares outstanding for each of the periods presented.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 25. QUARTERLY FINANCIAL INFORMATION (Unaudited) (Continued)

	Three Months Ended (Unaudited)				Year Ended
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Dec 31, 2011
Revenues:
Earned Premiums	$546.0	$548.1	$543.0	$536.5	$2,173.6
Net Investment Income	81.2	82.9	58.6	75.3	298.0
Other Income	0.2	0.2	0.4	0.2	1.0
Net Realized Gains (Losses) on Sales of Investments	14.2	17.8	(4.2)	5.9	33.7
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(0.4)	(1.3)	(5.0)	(4.7)	(11.4)
Portion of Losses Recognized in Other Comprehensive Income	—	—	—	0.1	0.1
Net Impairment Losses Recognized in Earnings	(0.4)	(1.3)	(5.0)	(4.6)	(11.3)
Total Revenues	641.2	647.7	592.8	613.3	2,495.0
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	392.3	477.1	399.6	376.7	1,645.7
Insurance Expenses	166.1	170.6	176.8	170.1	683.6
Write-off of Other Intangibles Acquired	—	—	—	13.5	13.5
Interest and Other Expenses	19.7	20.9	21.4	21.9	83.9
Total Expenses	578.1	668.6	597.8	582.2	2,426.7
Income (Loss) from Continuing Operations before Income Taxes	63.1	(20.9)	(5.0)	31.1	68.3
Income Tax Benefit (Expense)	(18.1)	11.5	6.1	(6.1)	(6.6)
Income (Loss) from Continuing Operations	45.0	(9.4)	1.1	25.0	61.7
Discontinued Operations:
Income from Discontinued Operations before Income Taxes	9.4	9.3	0.6	0.2	19.5
Income Tax Benefit (Expense)	(2.9)	(3.2)	0.3	(0.9)	(6.7)
Income (Loss) from Discontinued Operations	6.5	6.1	0.9	(0.7)	12.8
Net Income (Loss)	$51.5	$(3.3)	$2.0	$24.3	$74.5
Income (Loss) from Continuing Operations Per Unrestricted Share:
Basic	$0.74	$(0.16)	$0.01	$0.41	$1.02
Diluted	$0.73	$(0.16)	$0.01	$0.41	$1.02
Net Income (Loss) Per Unrestricted Share:
Basic	$0.85	$(0.06)	$0.03	$0.40	$1.23
Diluted	$0.84	$(0.06)	$0.03	$0.40	$1.23
Dividends Paid to Shareholders Per Share	$0.24	$0.24	$0.24	$0.24	$0.96
The sum of quarterly per share amounts does not equal per share amounts for the year due to differences in weighted-average shares and/or equivalent shares outstanding for each of the periods presented.

Report of Independent Registered
Public Accounting Firm

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF KEMPER CORPORATION
We have audited the accompanying consolidated balance sheets of Kemper Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kemper Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 2 to the consolidated financial statements, the Company changed its accounting for costs associated with acquiring or renewing insurance contracts in 2012.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 15, 2013

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
Changes in Internal Controls Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management Report on Internal Control Over Financial Reporting
We, as management of the Company, are responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2012.
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
February 15, 2013

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
Item 9B.    Other Information.
None

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to the sections captioned “Election of Directors,” “Kemper Executive Officers,” “Ownership of Kemper Common Stock” and “Corporate Governance” in the Proxy Statement for Kemper’s 2013 Annual Meeting of Shareholders. Kemper plans to file such proxy statement within 120 days after December 31, 2012, the end of Kemper’s fiscal year.
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

Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the sections captioned “Executive Compensation,” “Executive Officer Compensation and Benefits,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement for Kemper’s 2013 Annual Meeting of Shareholders. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in the table below and incorporated herein by reference to the section captioned “Ownership of Kemper Common Stock” in the Proxy Statement for Kemper’s 2013 Annual Meeting of Shareholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs (1)
Equity Compensation Plans Approved by Security Holders	3,192,054	$40.53	9,278,531
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	3,192,054	$40.53	9,278,531
(1) Includes 561,225 shares reserved for future grants based on the achievement of performance goals under the terms of outstanding performance-based restricted stock awards.
Kemper’s Omnibus Plan permits various stock-based awards including, but not limited to, stock options, stock appreciation rights, time-vested restricted stock and performance-based restricted stock.
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the sections captioned “Related Person Transactions” and “Director Independence” in the Proxy Statement for Kemper’s 2013 Annual Meeting of Shareholders.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the section captioned “Independent Registered Public Accountant” in the Proxy Statement for Kemper’s 2013 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this Report

1.
Financial Statements. The consolidated balance sheets of Kemper and subsidiaries as of December 31, 2012 and 2011, and the consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for the years ended December 31, 2012, 2011 and 2010, together with the notes thereto and the report of Deloitte & Touche LLP thereon appearing in Item 8 are included in this 2012 Annual Report.

2.
Financial Statement Schedules. The following four financial statement schedules are included on the pages immediately following the signature pages hereof. Schedules not listed here have been omitted because they are not applicable or not material or the required information is included in the Consolidated Financial Statements.

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

10.5	Kemper 2011 Omnibus Equity Plan, as amended and restated effective February 6, 2013.
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

10.16
Kemper Non-Qualified Deferred Compensation Plan, as amended and restated effective August 25, 2011 (Incorporated herein by reference to Exhibit 10.5 to Kemper’s Quarterly Report on Form 10-Q filed November 2, 2011), and Amendment No.1, effective January 1, 2013.

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
Denise I. Lynch (Vice President)
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
10.18	Kemper Severance Plan, as amended and restated effective August 25, 2011 (Incorporated herein by reference to Exhibit 10.5 to Kemper’s Quarterly Report on Form 10-Q filed November 2, 2011).
10.19	Kemper 2009 Performance Incentive Plan, as amended and restated effective February 4, 2013.
10.20	Form of Annual Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of February 4, 2013.
10.21	Form of Multi-Year Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of February 4, 2013.
10.22	Form of Stock Option and SAR Agreement - Installment Vesting Form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2013.

10.23	Form of Stock Option and SAR Agreement - Retention Award Form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2013.
10.24	Time-Vested Restricted Stock Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2013.
10.25	Form of Performance-Based Restricted Stock Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2013.
10..26
Kemper is a party to individual Indemnification and Expense Advancement Agreements with each of its directors, as amended and restated effective February 1, 2012 (Incorporated herein by reference to Exhibit 10.25 to Kemper’s Current Report on Form 8-K filed February 6, 2012).

10.27
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

(c)	Financial Statement Schedules. Included in Item 15(a)2 above

POWER OF ATTORNEY
Each person whose signature appears below on the following page hereby appoints each of Donald G. Southwell, Chairman, President and Chief Executive Officer, Dennis R. Vigneau, Senior Vice President and Chief Financial Officer, and Scott Renwick, Senior Vice President and General Counsel, so long as such individual remains an executive officer of Kemper Corporation, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the SEC, any and all amendments to this 2012 Annual Report of Kemper Corporation, together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Kemper Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the SEC in respect thereof, which amendments may make such other changes in the 2012 Annual Report as the aforesaid attorney-in-fact executing the same deems appropriate.
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Corporation has duly caused this 2012 Annual Report on Form 10-K for the fiscal year ended December 31, 2012 to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2013.

KEMPER CORPORATION (Registrant)

By:	/S/ DONALD G. SOUTHWELL
Donald G. Southwell
Chairman, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kemper Corporation in the capacities indicated on February 15, 2013.

Signature	Title

/S/ DONALD G. SOUTHWELL	Chairman, President, Chief Executive Officer and Director (principal executive officer)
Donald G. Southwell

/S/ DENNIS R. VIGNEAU	Senior Vice President and Chief Financial Officer (principal financial officer)
Dennis R. Vigneau

/S/ RICHARD ROESKE	Vice President and Chief Accounting Officer (principal accounting officer)
Richard Roeske

/S/ JAMES E. ANNABLE	Director
James E. Annable

/S/ DOUGLAS G. GEOGA	Director
Douglas G. Geoga

/S/ REUBEN L. HEDLUND	Director
Reuben L. Hedlund

/S/ JULIE M. HOWARD	Director
Julie M. Howard

/S/ ROBERT J. JOYCE	Director
Robert J. Joyce

/S/ WAYNE KAUTH	Director
Wayne Kauth

/S/ FAYEZ S. SAROFIM	Director
Fayez S. Sarofim

/S/ DAVID P. STORCH	Director
David P. Storch

/S/ RICHARD C. VIE	Director
Richard C. Vie

SCHEDULE I
KEMPER CORPORATION AND SUBSIDIARIES
INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2012
(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$384.0	$428.9	$428.9
States and Political Subdivisions	1,251.0	1,401.4	1,401.4
Corporate Securities:
Other Bonds and Notes	2,618.7	2,997.3	2,997.3
Redeemable Preferred Stocks	30.1	32.6	32.6
Total Investments in Fixed Maturities	4,283.8	4,860.2	4,860.2
Equity Securities:
Preferred Stocks	93.8	100.5	100.5
Common Stocks	126.1	154.2	154.2
Other Equity Interests	242.8	267.2	267.2
Total Investments in Equity Securities	462.7	521.9	521.9
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	253.0	XXX.X	253.0
Loans, Real Estate and Other Investments	497.5	XXX.X	497.5
Short-term Investments	327.5	XXX.X	327.5
Total Investments	$5,824.5		$6,460.1
See Accompanying Report of Independent Registered Public Accounting Firm.

SCHI-1

SCHEDULE II
KEMPER CORPORATION
PARENT COMPANY BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2012	2011
ASSETS
Investments in Subsidiaries	$2,744.0	$2,666.6
Fixed Maturities at Fair Value (Cost: 2011 – $13.1)	—	13.1
Equity Securities at Fair Value (Cost: 2012 – $4.9; 2011 – $5.0)	4.5	4.3
Short-term Investments	183.5	77.2
Cash	2.2	122.4
Other Receivables	7.2	5.7
Deferred Income Taxes	75.4	57.6
Other Assets	6.3	5.9
Total Assets	$3,023.1	$2,952.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior Notes Payable, 6.00% due 2017 (Fair Value: 2012 – $393.7; 2011 – $370.3)	$357.3	$356.8
Senior Notes Payable, 6.00% due 2015 (Fair Value: 2012 – $276.3; 2011 – $262.8 )	248.6	248.2
Liabilities for Income Taxes	77.6	85.3
Liabilities for Benefit Plans	172.8	140.5
Accrued Expenses and Other Liabilities	5.1	5.4
Total Liabilities	861.4	836.2
Shareholders’ Equity:
Common Stock	5.8	6.0
Additional Paid-in Capital	725.0	743.9
Retained Earnings	1,118.2	1,108.7
Accumulated Other Comprehensive Income	312.7	258.0
Total Shareholders’ Equity	2,161.7	2,116.6
Total Liabilities and Shareholders’ Equity	$3,023.1	$2,952.8
See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-1

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF INCOME
(Dollars in Millions)

	For The Years Ended December 31,
	2012	2011	2010
Net Investment Income	$0.2	$0.4	$1.7
Net Realized Gains (Losses) on Sales of Investments	0.3	(0.2)	0.5
Total Revenues	0.5	0.2	2.2
Interest Expense	39.5	39.4	34.1
Other Operating Expenses	13.6	10.3	4.3
Total Operating Expenses	53.1	49.7	38.4
Loss before Income Taxes and Equity in Net Income of Subsidiaries	(52.6)	(49.5)	(36.2)
Income Tax Benefit	18.2	18.6	13.0
Loss before Equity in Net Income of Subsidiaries	(34.4)	(30.9)	(23.2)
Equity in Net Income of Subsidiaries	137.8	105.4	201.1
Net Income	$103.4	$74.5	$177.9
See Accompanying Report of Independent Registered Public Accounting Firm.
SCHII-2

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For The Years Ended December 31,
	2012	2011	2010
Net Income	$103.4	$74.5	$177.9
Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Year:
Securities Held by Subsidiaries	157.9	231.5	195.7
Securities Held by Parent	—	0.6	0.1
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	(61.2)	(30.2)	(18.8)
Securities Held by Parent	—	(0.7)	—
Unrealized Holding Gains	96.7	201.2	177.0
Unrecognized Postretirement Benefit Costs Arising During the Year	(29.4)	(53.9)	(27.9)
Amortization of Unrecognized Postretirement Benefit Costs	16.2	8.7	1.2
Net Unrecognized Postretirement Benefit Costs	(13.2)	(45.2)	(26.7)
Foreign Currency Translation Adjustments	1.6	0.4	(2.6)
Reclassification Adjustment for Amounts Included in Net Income	—	—	2.1
Foreign Currency Translation Adjustments	1.6	0.4	(0.5)
Equity in Other Comprehensive Income of Subsidiary	—	—	2.9
Other Comprehensive Income before Income Taxes	85.1	156.4	152.7
Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Year:
Securities Held by Subsidiaries	(55.9)	(82.3)	(69.2)
Securities Held by Parent	—	(0.2)	—
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	21.5	10.7	6.6
Securities Held by Parent	—	0.2	—
Unrealized Holding Gains and Losses	(34.4)	(71.6)	(62.6)
Unrecognized Postretirement Benefit Costs Arising During the Year	10.3	19.0	9.8
Amortization of Unrecognized Postretirement Benefit Costs	(5.7)	(3.1)	(0.5)
Net Unrecognized Postretirement Benefit Costs	4.6	15.9	9.3
Foreign Currency Translation Adjustments	(0.6)	(0.1)	1.0
Reclassification Adjustment for Amounts Included in Net Income	—	—	(0.8)
Foreign Currency Translation Adjustments	(0.6)	(0.1)	0.2
Equity in Other Comprehensive Income of Subsidiary	—	—	(1.0)
Income Tax Expense	(30.4)	(55.8)	(54.1)
Other Comprehensive Income	54.7	100.6	98.6
Total Comprehensive Income	$158.1	$175.1	$276.5
See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-3

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For The Years Ended December 31,
	2012	2011	2010
Operating Activities:
Net Income	$103.4	$74.5	$177.9
Adjustment Required to Reconcile Net Income to Net Cash Provided by Operations:
Equity in Net Income of Subsidiaries	(137.8)	(105.4)	(201.1)
Cash Dividends from Subsidiaries	95.0	70.8	147.4
Cash Contribution to Defined Benefit Plan	—	(32.2)	(15.0)
Net Realized (Gains) Losses on Sales of Investments	(0.3)	0.2	(0.5)
Other, Net	8.5	35.5	(10.8)
Net Cash Provided by Operating Activities	68.8	43.4	97.9
Investing Activities:
Capital Contributed to Subsidiaries	—	—	(110.0)
Capital Distribution from Subsidiary	20.0	250.0	—
Maturity of Note Receivable from Subsidiary	—	—	20.0
Sales and Maturities of Fixed Maturities	13.1	—	—
Purchases of Fixed Maturities	—	—	(13.1)
Purchases of Common Stocks from Subsidiary	—	(50.8)	—
Change in Short-term Investments	(106.3)	(35.4)	10.5
Net Cash Provided (Used) by Investing Activities	(73.2)	163.8	(92.6)
Financing Activities:
Notes Payable Proceeds:
Senior Notes Payable Issued	—	—	247.8
Revolving Credit Agreement	—	95.0	140.0
Notes Payable Payments:
Senior Notes Payable Repaid	—	—	(200.0)
Revolving Credit Agreement	—	(95.0)	(140.0)
Cash Dividends Paid	(56.9)	(58.2)	(54.6)
Common Stock Repurchases	(60.7)	(27.4)	(34.4)
Exercise of Stock Options	1.3	0.2	0.5
Excess Tax Benefits on Share Based Awards	0.5	0.2	0.2
Net Cash Used by Financing Activities	(115.8)	(85.2)	(40.5)
Increase (Decrease) in Cash	(120.2)	122.0	(35.2)
Cash, Beginning of Year	122.4	0.4	35.6
Cash, End of Year	$2.2	$122.4	$0.4
See Accompanying Report of Independent Registered Public Accounting Firm.

SCHII-4

SCHEDULE III

KEMPER CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in Millions)

	Year Ended December 31,							December 31,
	Premiums	Premiums Written	Other Income	Net Investment Income	Insurance Claims and Policy- holders’ Benefits	Amortization Of Deferred Policy Acquisition Costs	Other Insurance Expenses	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
2012
Kemper Preferred	$879.4	$891.7	$0.4	$45.0	$709.0	$147.8	$96.0	$72.7	$452.3	$447.6
Kemper Specialty	419.8	415.1	0.3	19.0	350.4	58.7	32.8	17.9	215.9	129.4
Kemper Direct	168.0	147.3	—	13.9	129.5	6.1	51.1	1.5	177.8	44.3
Life and Health (1)	639.9	N/A	0.1	204.3	393.1	44.4	266.4	211.3	3,168.6	29.6
Other	—	N/A	—	13.7	—	—	(31.0)	—	117.6	—
Total	$2,107.1	N/A	$0.8	$295.9	$1,582.0	$257.0	$415.3	$303.4	$4,132.2	$650.9
2011
Kemper Preferred	$859.8	$868.8	$0.3	$48.8	$709.6	$144.4	$95.4	$70.6	$416.2	$435.9
Kemper Specialty	445.2	438.2	0.5	22.8	352.8	62.6	28.9	18.6	225.9	134.1
Kemper Direct	222.7	209.0	0.1	17.4	197.6	8.8	67.5	2.4	223.9	65.1
Life and Health (1)	645.9	N/A	0.1	200.5	385.7	44.9	263.7	202.4	3,111.0	31.1
Other	—	N/A	—	8.5	—	—	(32.6)	—	154.8	—
Total	$2,173.6	N/A	$1.0	$298.0	$1,645.7	$260.7	$422.9	$294.0	$4,131.8	$666.2
2010
Kemper Preferred	$888.0	$872.2	$0.4	$55.4	$633.5	$152.6	$90.7
Kemper Specialty	474.9	457.2	0.6	25.8	383.0	67.7	25.0
Kemper Direct	282.4	269.3	0.1	20.6	223.9	9.8	77.3
Life and Health (1)	644.1	N/A	0.2	213.0	406.8	42.1	251.7
Other	—	N/A	—	10.9	—	—	(31.0)
Total	$2,289.4	N/A	$1.3	$325.7	$1,647.2	$272.2	$413.7

(1)
The Company’s Life and Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life and Health Insurance segment.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCHIII-1

SCHEDULE IV
KEMPER CORPORATION
REINSURANCE SCHEDULE
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2012
Life Insurance in Force	$21,340.4	$610.4	$242.9	$20,972.9	1.2%
Premiums
Life Insurance	$392.8	$1.4	$2.0	$393.4	0.5%
Accident and Health Insurance	165.5	0.4	0.1	165.2	0.1%
Property and Liability Insurance	1,547.3	40.7	41.9	1,548.5	2.7%
Total Premiums	$2,105.6	$42.5	$44.0	$2,107.1	2.1%
Year Ended December 31, 2011
Life Insurance in Force	$21,627.8	$662.0	$256.9	$21,222.7	1.2%
Premiums
Life Insurance	$394.3	$1.5	$2.3	$395.1	0.6%
Accident and Health Insurance	166.5	0.3	0.1	166.3	0.1%
Property and Liability Insurance	1,609.8	38.9	41.3	1,612.2	2.6%
Total Premiums	$2,170.6	$40.7	$43.7	$2,173.6	2.0%
Year Ended December 31, 2010
Life Insurance in Force	$21,909.4	$695.3	$272.6	$21,486.7	1.3%
Premiums
Life Insurance	$396.1	$2.0	$2.7	$396.8	0.7%
Accident and Health Insurance	162.0	0.3	0.1	161.8	0.1%
Property and Liability Insurance	1,729.5	41.6	42.9	1,730.8	2.5%
Total Premiums	$2,287.6	$43.9	$45.7	$2,289.4	2.0%
See Accompanying Report of Independent Registered Public Accounting Firm.
SCHIV-1