Form 10-Q
period 2013-03-31
KEMPER Corp
filed 2013-05-02
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2013
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from              to
Commission file number 001-18298
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
58,041,289 shares of common stock, $0.10 par value, were outstanding as of April 30, 2013.

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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition, as well as those discussed under Item 1A., Risk Factors, of Part I of Kemper’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”), for the year ended December 31, 2012 (the “2012 Annual Report”) as updated by Item 1A. of Part II of this Quarterly Report on Form 10-Q.
Among the general factors that could cause actual results and financial condition to differ materially from estimated results and financial condition are:

•
The incidence, frequency, and severity of catastrophes occurring in any particular reporting period or geographic area, including natural disasters, pandemics and terrorist attacks or other man-made events;

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

•
Developments related to insurance policy claims and coverage issues, including, but not limited to, interpretations or decisions by courts or regulators that may govern or influence losses incurred in connection with hurricanes and other catastrophes;

•	Changes in ratings by credit ratings agencies;

•	Adverse outcomes in litigation or other legal or regulatory proceedings involving Kemper or its subsidiaries or affiliates;

•
Developments in, and outcomes of, initiatives by state officials that could result in significant changes to unclaimed property laws and claims handling practices with respect to life insurance policies, especially to the extent that such initiatives result in retroactive application of new requirements to existing life insurance policies;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	Mar 31, 2013	Mar 31, 2012
Revenues:
Earned Premiums	$509.9	$529.2
Net Investment Income	80.8	77.4
Other Income	0.2	0.2
Net Realized Gains on Sales of Investments	26.9	4.9
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(2.4)	(0.5)
Portion of Losses Recognized in Other Comprehensive Income	0.5	—
Net Impairment Losses Recognized in Earnings	(1.9)	(0.5)
Total Revenues	615.9	611.2
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	349.2	376.6
Insurance Expenses	158.3	162.4
Interest and Other Expenses	23.8	21.8
Total Expenses	531.3	560.8
Income from Continuing Operations before Income Taxes	84.6	50.4
Income Tax Expense	(26.0)	(14.1)
Income from Continuing Operations	58.6	36.3
Income (Loss) from Discontinued Operations	(0.2)	7.3
Net Income	$58.4	$43.6
Income from Continuing Operations Per Unrestricted Share:
Basic	$1.00	$0.61
Diluted	$1.00	$0.60
Net Income Per Unrestricted Share:
Basic	$1.00	$0.73
Diluted	$1.00	$0.72
Dividends Paid to Shareholders Per Share	$0.24	$0.24

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2013	Mar 31, 2012
Net Income	$58.4	$43.6

Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses)	(48.0)	1.3
Foreign Currency Translation Adjustments	(0.2)	0.7
Amortization of Unrecognized Postretirement Benefit Costs	5.4	4.4
Other Comprehensive Income (Loss) Before Income Taxes	(42.8)	6.4
Other Comprehensive Income Tax Benefit (Expense)	16.2	(2.3)
Other Comprehensive Income (Loss)	(26.6)	4.1
Total Comprehensive Income	$31.8	$47.7

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	Mar 31, 2013	Dec 31, 2012
Assets:	(Unaudited)
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2013 - $4,342.6; 2012 - $4,283.8)	$4,856.5	$4,860.2
Equity Securities at Fair Value (Cost: 2013 - $480.6; 2012 - $462.7)	554.1	521.9
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	248.1	253.0
Short-term Investments at Cost which Approximates Fair Value	362.8	327.5
Other Investments	494.8	497.5
Total Investments	6,516.3	6,460.1
Cash	97.5	96.3
Receivables from Policyholders	363.2	369.3
Other Receivables	202.7	206.1
Deferred Policy Acquisition Costs	304.5	303.4
Goodwill	311.8	311.8
Current Income Tax Assets	—	5.4
Other Assets	260.2	256.7
Total Assets	$8,056.2	$8,009.1
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,174.8	$3,161.6
Property and Casualty	942.3	970.6
Total Insurance Reserves	4,117.1	4,132.2
Unearned Premiums	646.8	650.9
Liabilities for Income Taxes	25.8	21.5
Notes Payable at Amortized Cost (Fair Value: 2013 - $677.0; 2012 - $675.5)	611.6	611.4
Accrued Expenses and Other Liabilities	482.5	431.4
Total Liabilities	5,883.8	5,847.4
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 58,321,766 Shares Issued and Outstanding at March 31, 2013 and 58,454,390 Shares Issued and Outstanding at December 31, 2012	5.8	5.8
Paid-in Capital	722.5	725.0
Retained Earnings	1,158.0	1,118.2
Accumulated Other Comprehensive Income	286.1	312.7
Total Shareholders’ Equity	2,172.4	2,161.7
Total Liabilities and Shareholders’ Equity	$8,056.2	$8,009.1

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2013	Mar 31, 2012
Operating Activities:
Net Income	$58.4	$43.6
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(1.1)	(3.9)
Amortization of Life Insurance in Force Acquired and Customer Relationships Acquired	2.1	2.0
Equity in Earnings of Equity Method Limited Liability Investments	(8.6)	(6.7)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	3.4	—
Amortization of Investment Securities and Depreciation of Investment Real Estate	4.6	4.1
Net Realized Gains on Sales of Investments	(26.9)	(4.9)
Net Impairment Losses Recognized in Earnings	1.9	0.5
Net Gain on Sale of Portfolio of Automobile Loan Receivables	—	(11.3)
Benefit for Loan Losses	—	(2.0)
Depreciation of Property and Equipment	4.2	3.3
Decrease in Receivables	8.7	7.5
Decrease in Insurance Reserves	(15.7)	(13.1)
Increase (Decrease) in Unearned Premiums	(4.1)	2.1
Change in Income Taxes	25.3	16.2
Increase in Accrued Expenses and Other Liabilities	20.7	6.8
Other, Net	8.4	11.4
Net Cash Provided by Operating Activities	81.3	55.6
Investing Activities:
Sales and Maturities of Fixed Maturities	297.5	103.7
Purchases of Fixed Maturities	(307.5)	(136.1)
Sales of Equity Securities	24.9	7.7
Purchases of Equity Securities	(40.7)	(17.4)
Return of Investment of Equity Method Limited Liability Investments	13.1	10.6
Acquisitions of Equity Method Limited Liability Investments	(5.1)	(9.3)
Increase in Short-term Investments	(36.3)	(116.7)
Improvements of Investment Real Estate	(1.0)	(1.1)
Sales of Investment Real Estate	3.8	—
Increase in Other Investments	(2.0)	(1.8)
Acquisition of Software	(6.6)	(8.1)
Disposition of Business, Net of Cash Disposed	3.8	—
Net Proceeds (Payments) from Sale of Portfolio of Automobile Loan Receivables	(0.5)	20.1
Receipts from Automobile Loan Receivables	—	2.0
Other, Net	(3.7)	(0.3)
Net Cash Used by Investing Activities	(60.3)	(146.7)
Financing Activities:
Common Stock Repurchases	(6.5)	(17.9)
Cash Dividends Paid to Shareholders	(14.0)	(14.5)
Excess Tax Benefits from Share-based Awards	0.3	0.5
Other, Net	0.4	0.5
Net Cash Used by Financing Activities	(19.8)	(31.4)
Increase (Decrease) in Cash	1.2	(122.5)
Cash, Beginning of Year	96.3	251.2
Cash, End of Period	$97.5	$128.7
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
Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the 2012 Annual Report.
Accounting Standards Not Yet Adopted
The Financial Accounting Standards Board (“FASB”) issues ASUs to amend the authoritative literature in the FASB Accounting Standards Codification (“ASC”). There have been seven ASUs issued in 2013 that amend the original text of the ASC. Except as described below, the ASUs are not expected to have a material impact on the Company.
Adoption of New Accounting Standards
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard is effective for the first interim or annual period beginning after December 15, 2012. The new standard amends and enhances disclosure requirements by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The Company adopted the standard in the first quarter of 2013. Except for the additional disclosure requirements, the initial application of the standard did not have an impact on the Company.
Note 2 - Investments
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2013 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$389.2	$40.9	$(1.0)	$429.1
States and Political Subdivisions	1,258.9	143.2	(0.3)	1,401.8
Canadian Government and Provinces	0.6	—	—	0.6
Corporate Securities:
Bonds and Notes	2,651.0	337.3	(9.2)	2,979.1
Redeemable Preferred Stocks	10.8	2.2	—	13.0
Mortgage and Asset-backed	32.1	1.3	(0.5)	32.9
Investments in Fixed Maturities	$4,342.6	$524.9	$(11.0)	$4,856.5
Included in the fair value of Mortgage and Asset-backed investments at March 31, 2013 are $24.5 million of collateralized loan obligations, $6.8 million of collateralized debt obligations, $1.3 million of non-governmental residential mortgage-backed securities and $0.3 million of other asset-backed securities.

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
Included in the fair value of Mortgage and Asset-backed investments at December 31, 2012 are $2.3 million of collateralized debt obligations, $1.3 million of non-governmental residential mortgage-backed securities, and $0.3 million of other asset-backed securities.
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2013 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$101.3	$104.5
Due after One Year to Five Years	562.1	592.3
Due after Five Years to Ten Years	1,273.4	1,379.6
Due after Ten Years	2,177.2	2,534.3
Asset-backed Securities Not Due at a Single Maturity Date	228.6	245.8
Investments in Fixed Maturities	$4,342.6	$4,856.5
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at March 31, 2013 consisted of securities issued by the Government National Mortgage Association with a fair value of $195.3 million, securities issued by the Federal National Mortgage Association with a fair value of $17.1 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $0.5 million and securities of other issuers with a fair value of $32.9 million.
There were no unsettled sales of Investments in Fixed Maturities at either March 31, 2013 or December 31, 2012. Accrued Expenses and Other Liabilities at March 31, 2013 includes a payable of $29.8 million for purchases of Investments in Fixed Maturities that settled in April 2013. Accrued Expenses and Other Liabilities at December 31, 2012 includes a payable of $1.5 million for purchases of Investments in Fixed Maturities that settled in January 2013.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at March 31, 2013 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$72.4	$4.8	$(0.1)	$77.1
Other Industries	14.1	4.6	(0.5)	18.2
Common Stocks:
Manufacturing	67.4	29.2	(0.7)	95.9
Other Industries	48.9	15.1	(0.1)	63.9
Other Equity Interests:
Exchange Traded Funds	149.7	5.4	—	155.1
Limited Liability Companies and Limited Partnerships	128.1	18.5	(2.7)	143.9
Investments in Equity Securities	$480.6	$77.6	$(4.1)	$554.1
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2012 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$75.4	$3.9	$(0.1)	$79.2
Other Industries	18.4	3.8	(0.9)	21.3
Common Stocks:
Manufacturing	67.0	20.9	(0.4)	87.5
Other Industries	59.1	8.1	(0.5)	66.7
Other Equity Interests:
Exchange Traded Funds	119.6	6.3	—	125.9
Limited Liability Companies and Limited Partnerships	123.2	19.5	(1.4)	141.3
Investments in Equity Securities	$462.7	$62.5	$(3.3)	$521.9

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at March 31, 2013 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$68.9	$(1.0)	$—	$—	$68.9	$(1.0)
States and Political Subdivisions	41.1	(0.3)	0.3	—	41.4	(0.3)
Corporate Securities:
Bonds and Notes	313.1	(6.3)	60.6	(2.9)	373.7	(9.2)
Redeemable Preferred Stocks	—	—	0.2	—	0.2	—
Mortgage and Asset-backed	21.3	(0.4)	1.8	(0.1)	23.1	(0.5)
Total Fixed Maturities	444.4	(8.0)	62.9	(3.0)	507.3	(11.0)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	—	2.4	(0.1)	2.4	(0.1)
Other Industries	1.3	(0.5)	0.8	—	2.1	(0.5)
Common Stocks:
Manufacturing	3.3	(0.6)	0.2	(0.1)	3.5	(0.7)
Other Industries	1.6	(0.1)	1.9	—	3.5	(0.1)
Other Equity Interests:
Exchange Traded Funds	5.0	—	—	—	5.0	—
Limited Liability Companies and Limited Partnerships	59.2	(1.6)	6.3	(1.1)	65.5	(2.7)
Total Equity Securities	70.4	(2.8)	11.6	(1.3)	82.0	(4.1)
Total	$514.8	$(10.8)	$74.5	$(4.3)	$589.3	$(15.1)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. The portions of the declines in the fair values of investments that are determined to be other-than-temporary are reported as losses in the Condensed Consolidated Statements of Income in the periods when such determinations are made.
Unrealized losses on fixed maturities, which the Company has determined to be temporary at March 31, 2013, were $11.0 million, of which $3.0 million is related to fixed maturities that were in an unrealized loss position for 12 months or longer. Included in the preceding table under the heading “Less Than 12 Months” are unrealized losses of $0.5 million at March 31, 2013 related to securities for which the Company has recognized credit losses in earnings. There were no unrealized losses related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Included in the preceding table under the heading “12 Months or Longer” are unrealized losses of $0.1 million at March 31, 2013 related to securities for which the Company has previously recognized foreign currency losses in earnings. Investment-grade fixed maturity investments comprised $6.6 million and below-investment-grade fixed maturity investments comprised $4.4 million of the unrealized losses on investments in fixed maturities at March 31, 2013. Unrealized losses for below-investment-grade fixed maturities included unrealized losses totaling $0.1 million for one issuer that the Company previously recognized foreign currency impairment losses in earnings. For the other remaining below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was 3% of the amortized cost basis of the investment. At March 31, 2013, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at March 31, 2013 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
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
The Company concluded that the unrealized losses on its investments in preferred and common stocks at March 31, 2013 were temporary based on the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. By the nature of their underlying investments, the Company believes that its investments in the limited liability partnerships exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities were temporary at March 31, 2013.

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
Unrealized losses on fixed maturities, which the Company has determined to be temporary at December 31, 2012, were $8.1 million, of which $2.6 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. Included in the preceding table under the heading “Less Than 12 Months” were unrealized losses of $0.3 million at December 31, 2012 related to securities for which the Company has recognized credit losses in earnings. There were no unrealized losses at December 31, 2012 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Included in the preceding table under the heading “12 Months or Longer” are unrealized losses of $0.1 million at December 31, 2012 related to securities for which the Company has previously recognized foreign currency losses in earnings. Investment-grade fixed maturity investments comprised $3.8 million and below-investment-grade fixed maturity investments comprised $4.3 million of the unrealized losses on investments in fixed maturities at December 31, 2012. Unrealized losses for below-investment-grade fixed maturities included unrealized losses totaling $0.1 million for one issuer that the Company previously recognized foreign currency impairment losses in earnings. For the other remaining below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 3% of the amortized cost basis of the investment. At December 31, 2012, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2012 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.

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

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Balance at Beginning of Period	$4.6	$3.9
Additions for Previously Unrecognized OTTI Credit Losses	0.7	—
Reductions to Previously Recognized OTTI Credit Losses	—	(0.1)
Reductions for Change in Impairment Status:
From Status of Credit Loss to Status of Intent-to-sell or Required-to-sell	(1.1)	—
Reductions for Investments Sold During Period	(0.1)	—
Balance at End of Period	$4.1	$3.8
The carrying values of the Company’s Other Investments at March 31, 2013 and December 31, 2012 were:

(Dollars in Millions)	Mar 31, 2013	Dec 31, 2012
Loans to Policyholders at Unpaid Principal	$268.3	$266.3
Real Estate at Depreciated Cost	221.3	226.2
Trading Securities at Fair Value	4.6	4.5
Other	0.6	0.5
Total	$494.8	$497.5

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Property and Casualty Insurance Reserves
Property and Casualty Insurance Reserve activity for the three months ended March 31, 2013 and 2012 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$970.6	$1,029.1
Less Reinsurance Recoverables at Beginning of Year	66.2	74.5
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	904.4	954.6
Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	269.6	291.1
Prior Years:
Continuing Operations	(13.7)	(5.7)
Discontinued Operations	0.4	(1.2)
Total Incurred Losses and LAE Related to Prior Years	(13.3)	(6.9)
Total Incurred Losses and LAE	256.3	284.2
Paid Losses and LAE Related to:
Current Year:
Continuing Operations	111.8	122.2
Prior Years:
Continuing Operations	171.5	179.0
Discontinued Operations	4.1	6.2
Total Paid Losses and LAE Related to Prior Years	175.6	185.2
Total Paid Losses and LAE	287.4	307.4
Property and Casualty Insurance Reserves - Net of Reinsurance at End of Period	873.3	931.4
Plus Reinsurance Recoverables at End of Period	69.0	70.0
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$942.3	$1,001.4
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
For the three months ended March 31, 2013, the Company reduced its property and casualty insurance reserves by $13.3 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $14.4 million and commercial lines insurance losses and LAE reserves developed unfavorably by $1.1 million. Personal automobile insurance losses and LAE reserves developed favorably by $6.8 million, homeowners insurance losses and LAE reserves developed favorably by $6.2 million and other personal lines losses and LAE reserves developed favorably by $1.4 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss patterns than expected for the three most recent accident years. The commercial lines insurance losses and LAE reserves included unfavorable development of $0.7 million from continuing operations and $0.4 million from discontinued operations. The commercial lines insurance losses and LAE reserves developed unfavorably from continuing operations due primarily to the emergence of more unfavorable loss patterns than expected for the most recent accident year.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Property and Casualty Insurance Reserves (continued)
For the three months ended March 31, 2012, the Company reduced its property and casualty insurance reserves by $6.9 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed unfavorably by $0.4 million and commercial lines insurance losses and LAE reserves developed favorably by $7.3 million. The commercial lines insurance losses and LAE reserves included favorable development of $6.1 million from continuing operations and $1.2 million from discontinued operations. The commercial lines insurance losses and LAE reserves from continuing operations developed favorably due primarily to the emergence of more favorable loss patterns than expected for the four most recent accident years.
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
Note 4 - Notes Payable
Total debt outstanding at March 31, 2013 and December 31, 2012 was:

(Dollars in Millions)	Mar 31, 2013	Dec 31, 2012
Senior Notes at Amortized Cost:
6.00% Senior Notes due May 15, 2017	$357.4	$357.3
6.00% Senior Notes due November 30, 2015	248.7	248.6
Mortgage Note Payable at Amortized Cost	5.5	5.5
Notes Payable at Amortized Cost	$611.6	$611.4
Kemper has a four-year, $325.0 million, unsecured, revolving credit agreement, expiring March 7, 2016 (the “2016 Credit Agreement”), with a group of financial institutions. The 2016 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2016 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance Company of America (“United”) and Trinity Universal Insurance Company (“Trinity”). Proceeds from advances under the 2016 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings under the 2016 Credit Agreement at either March 31, 2013 or December 31, 2012, and accordingly, $325.0 million was available for future borrowings at such dates.
Interest Expense, including facility fees, accretion of discount and write-off of unamortized issuance costs from the former credit agreement, for the three months ended March 31, 2013 and 2012 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Notes Payable under Revolving Credit Agreements	$0.3	$1.0
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	5.5	5.5
6.00% Senior Notes due November 30, 2015	3.9	3.9
Mortgage Note Payable	0.1	0.1
Interest Expense before Capitalization of Interest	9.8	10.5
Capitalization of Interest	(0.3)	(0.8)
Total Interest Expense	$9.5	$9.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Notes Payable (continued)
Interest paid, including facility fees and credit agreement issuance costs, for the three months ended March 31, 2013 and 2012 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Notes Payable under Revolving Credit Agreements	$—	$1.7
Mortgage Note Payable	0.1	0.1
Total Interest Paid	$0.1	$1.8
Note 5 - Long-term Equity-based Compensation Plans
As of March 31, 2013, there were 8,745,753 common shares available for future grants under Kemper’s long-term equity-based compensation plan, of which 554,175 shares were reserved for future grants based upon the achievement of performance goals under the terms of outstanding performance-based restricted stock awards. Equity-based compensation expense was $0.8 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively. Total unamortized compensation expense related to nonvested awards at March 31, 2013 was $8.9 million, which is expected to be recognized over a weighted-average period of 1.5 years.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The assumptions used in the Black-Scholes pricing model for options granted during the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	Mar 31, 2013			Mar 31, 2012
Range of Valuation Assumptions
Expected Volatility	39.10%	-	48.23%	29.36%	-	53.84%
Risk-free Interest Rate	0.62	-	1.38	0.16	-	1.26
Expected Dividend Yield	2.83	-	2.83	3.17	-	3.26
Weighted-Average Expected Life in Years
Employee Grants	4	-	7	1	-	7
Option and stock appreciation right activity for the three months ended March 31, 2013 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	3,192,054	$40.53
Granted	247,750	33.45
Exercised	(58,500)	25.76
Forfeited or Expired	(451,188)	42.27
Outstanding at March 31, 2013	2,930,116	$39.95	4.43	$4.6
Vested and Expected to Vest at March 31, 2013	2,886,465	$40.10	4.36	$4.5
Exercisable at March 31, 2013	2,358,551	$42.32	3.36	$3.1

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Long-term Equity-based Compensation Plans (continued)
The weighted-average grant-date fair values of options granted during the three months ended March 31, 2013 and 2012 were $10.23 per option and $9.39 per option, respectively. Total intrinsic value of stock options exercised was $0.3 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. The total tax benefit realized for tax deductions from option exercises was $0.1 million for the three months ended March 31, 2013. The total tax benefit realized for tax deductions from option exercises was insignificant for the three months ended March 31, 2012. Cash received from option exercises were insignificant for the three months ended March 31, 2013 and 2012.
Information pertaining to options and stock appreciation rights outstanding at March 31, 2013 is presented below:

			Outstanding			Exercisable
Range of Exercise Prices			Shares Subject to Options	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Life (in Years)	Shares Subject to Options	Weighted- Average Exercise Price Per Share ($)
$10.00	-	$15.00	35,000	$13.55	5.85	35,000	$13.55
15.01	-	20.00	8,000	16.48	6.10	8,000	16.48
20.01	-	25.00	207,500	23.61	6.84	150,062	23.64
25.01	-	30.00	507,250	28.76	8.19	219,873	28.44
30.01	-	35.00	226,750	33.43	9.84	—	—
35.01	-	40.00	336,750	37.25	4.61	336,750	37.25
40.01	-	45.00	366,252	43.57	1.35	366,252	43.57
45.01	-	50.00	999,722	48.64	2.60	999,722	48.64
50.01	-	55.00	242,892	50.52	1.14	242,892	50.52
10.00	-	55.00	2,930,116	39.95	4.43	2,358,551	42.32
The grant-date fair values of time-based restricted stock awards are determined using the closing price of Kemper common stock on the date of grant. Activity related to nonvested time-based restricted stock for the three months ended March 31, 2013 was as follows:

	Time-Based Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	126,349	$26.19
Granted	54,625	33.45
Vested	(17,000)	15.24
Forfeited	(17,145)	24.91
Nonvested Balance at End of Period	146,829	$30.31

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Long-term Equity-based Compensation Plans (continued)
The grant date fair values of the performance-based restricted stock awards are determined using the Monte Carlo simulation method. Activity related to nonvested performance-based restricted stock for the three months ended March 31, 2013 was as follows:

	Performance-Based Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	187,075	$36.70
Granted	70,675	42.12
Vested	(53,118)	33.14
Forfeited	(19,907)	38.78
Nonvested Balance at End of Period	184,725	$39.57
The initial number of shares awarded to each participant of a performance-based restricted stock award represents the shares that would vest if the performance goals were achieved at the “target” performance level. The final payout of these awards will be determined based on Kemper’s total shareholder return over a three-year performance period relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index. The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based shares for the 2013, 2012, and 2011 three-year performance periods was 64,975 common shares, 62,025 common shares and 57,725 common shares, respectively, at March 31, 2013. For the 2010 three-year performance period, the Company exceeded target performance levels with a payout percentage of 114%. Accordingly, an additional 6,996 shares of stock were issued to award recipients on February 2, 2013 (the “2010 Additional Shares”).
The total fair value of the shares of restricted stock that vested during the three months ended March 31, 2013 and the 2010 Additional Shares that were issued was $2.6 million and the tax benefits for tax deductions realized from such shares was $0.9 million. The total fair value of the shares of restricted stock that vested during the three months ended March 31, 2012 and the additional shares that were issued in connection with the 2009 performance-based restricted stock awards was $2.8 million and the tax benefits for tax deductions realized from such shares was $1.0 million.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Income from Continuing Operations Per Unrestricted Share
The Company’s awards of restricted stock contain a right to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended
	Mar 31, 2013	Mar 31, 2012
(Dollars in Millions)
Income from Continuing Operations	$58.6	$36.3
Less Income from Continuing Operations Attributed to Restricted Shares	0.3	0.2
Income from Continuing Operations Attributed to Unrestricted Shares	58.3	36.1
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$58.3	$36.1
(Shares in Thousands)
Weighted-Average Unrestricted Shares Outstanding	58,130.5	59,865.7
Equity-based Compensation Equivalent Shares	110.3	130.4
Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	58,240.8	59,996.1
(Per Unrestricted Share in Whole Dollars)
Basic Income from Continuing Operations Per Unrestricted Share	$1.00	$0.61
Diluted Income from Continuing Operations Per Unrestricted Share	$1.00	$0.60
Options outstanding to purchase 2.3 million shares of Kemper common stock were excluded from the computation of Equity-based Compensation Equivalent Shares and Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended March 31, 2013 because their exercise prices exceeded the average market price. Options outstanding to purchase 3.2 million shares of Kemper common stock were excluded from the computation of Equity-based Compensation Equivalent Shares and Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended March 31, 2012 because their exercise prices exceeded the average market price.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income (Loss) Before Income Taxes for the three months ended March 31, 2013 and 2012 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$(23.9)	$5.2
Reclassification Adjustment for Amounts Included in Net Income	(24.1)	(3.9)
Unrealized Holding Gains (Losses)	(48.0)	1.3
Foreign Currency Translation Adjustments	(0.2)	0.7
Amortization of Unrecognized Postretirement Benefit Costs	5.4	4.4
Other Comprehensive Income (Loss) Before Income Taxes	$(42.8)	$6.4
The components of Other Comprehensive Income Tax Benefit (Expense) for the three months ended March 31, 2013 and 2012 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Income Tax Benefit (Expense):
Unrealized Holding (Gains) Losses Arising During the Period Before Reclassification Adjustment	$9.6	$(1.8)
Reclassification Adjustment for Amounts Included in Net Income	8.4	1.4
Unrealized Holding (Gains) Losses	18.0	(0.4)
Foreign Currency Translation Adjustment	0.1	(0.3)
Amortization of Unrecognized Postretirement Benefit Costs	(1.9)	(1.6)
Other Comprehensive Income Tax Benefit (Expense)	$16.2	$(2.3)
The components of Accumulated Other Comprehensive Income (“AOCI”) at March 31, 2013 and December 31, 2012 were:

(Dollars in Millions)	Mar 31, 2013	Dec 31, 2012
Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$1.0	$1.4
Other Unrealized Gains on Investments	378.5	408.1
Foreign Currency Translation Adjustments, Net of Income Taxes	0.6	0.7
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(94.0)	(97.5)
Accumulated Other Comprehensive Income	$286.1	$312.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)
Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Reclassification of AOCI from Unrealized Gains and Losses on Available For Sale Securities to:
Net Realized Gains on Sales of Investments	$26.0	$4.4
Net Impairment Losses Recognized in Earnings	(1.9)	(0.5)
Total Before Income Taxes	24.1	3.9
Income Tax Expense	(8.4)	(1.4)
Total Net of Income Taxes	15.7	2.5
Reclassification of AOCI from Amortization of Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	(5.4)	(4.4)
Income Tax Benefit	1.9	1.6
Total Net of Income Taxes	(3.5)	(2.8)
Total Reclassification from AOCI to Net Income	$12.2	$(0.3)
Note 8 - Income Taxes
The components of Liabilities for Income Taxes at March 31, 2013 and December 31, 2012 were:

(Dollars in Millions)	Mar 31, 2013	Dec 31, 2012
Current Income Tax Liabilities	$12.0	$—
Deferred Income Tax Liabilities	7.4	15.1
Unrecognized Tax Benefits	6.4	6.4
Liabilities for Income Taxes	$25.8	$21.5
Income taxes paid were $0.2 million and $2.4 million for the three months ended March 31, 2013 and 2012, respectively.
Note 9 - Pension Benefits and Postretirement Benefits Other Than Pensions
The components of Pension Expense for the three months ended March 31, 2013 and 2012 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Service Cost Earned	$2.7	$3.0
Interest Cost on Projected Benefit Obligation	5.5	5.6
Expected Return on Plan Assets	(7.4)	(7.4)
Amortization of Accumulated Unrecognized Actuarial Loss	5.9	4.5
Total Pension Expense Recognized	$6.7	$5.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Pension Benefits and Postretirement Benefits Other Than Pensions (continued)
The components of Postretirement Benefits Other than Pensions Expense for the three months ended March 31, 2013 and 2012 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Service Cost on Benefits Earned	$0.1	$0.1
Interest Cost on Projected Benefit Obligation	0.3	0.4
Amortization of Accumulated Unrecognized Actuarial Gain	(0.3)	(0.1)
Total Postretirement Benefits Other than Pensions Expense	$0.1	$0.4
Note 10 - Business Segments
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through four operating segments: Kemper Preferred, Kemper Specialty, Kemper Direct and Life and Health Insurance.
The Kemper Preferred segment provides preferred and standard risk personal automobile insurance, homeowners insurance and other personal insurance through independent agents. The Kemper Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty market through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their adverse driving records or claim or credit histories. The Kemper Direct segment distributes personal automobile, homeowners and renters insurance products through employer-sponsored voluntary benefit programs and other affinity relationships. The Life and Health Insurance segment provides individual life, accident, health and property insurance.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Business Segments (continued)
Segment Revenues for the three months ended March 31, 2013 and 2012 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Revenues:
Kemper Preferred:
Earned Premiums	$219.2	$215.0
Net Investment Income	15.0	10.9
Other Income	0.1	0.1
Total Kemper Preferred	234.3	226.0
Kemper Specialty:
Earned Premiums	99.2	106.8
Net Investment Income	6.3	5.2
Other Income	0.1	—
Total Kemper Specialty	105.6	112.0
Kemper Direct:
Earned Premiums	33.7	47.0
Net Investment Income	3.8	3.6
Total Kemper Direct	37.5	50.6
Life and Health Insurance:
Earned Premiums	157.8	160.4
Net Investment Income	53.0	55.7
Other Income	—	0.1
Total Life and Health Insurance	210.8	216.2
Total Segment Revenues	588.2	604.8
Net Realized Gains on Sales of Investments	26.9	4.9
Net Impairment Losses Recognized in Earnings	(1.9)	(0.5)
Other	2.7	2.0
Total Revenues	$615.9	$611.2
Segment Operating Profit (Loss) for the three months ended March 31, 2013 and 2012 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Segment Operating Profit (Loss):
Kemper Preferred	$26.4	$13.1
Kemper Specialty	4.2	4.9
Kemper Direct	9.6	(3.0)
Life and Health Insurance	31.9	43.0
Total Segment Operating Profit	72.1	58.0
Corporate and Other Operating Loss	(12.5)	(12.0)
Total Operating Profit	59.6	46.0
Net Realized Gains on Sales of Investments	26.9	4.9
Net Impairment Losses Recognized in Earnings	(1.9)	(0.5)
Income from Continuing Operations before Income Taxes	$84.6	$50.4

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Business Segments (continued)
Segment Net Operating Income (Loss) for the three months ended March 31, 2013 and 2012 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Segment Net Operating Income (Loss):
Kemper Preferred	$18.8	$10.4
Kemper Specialty	3.5	4.1
Kemper Direct	6.7	(1.3)
Life and Health Insurance	21.2	27.8
Total Segment Net Operating Income	50.2	41.0
Corporate and Other Net Operating Loss	(7.9)	(7.6)
Consolidated Net Operating Income	42.3	33.4
Unallocated Net Income (Loss) From:
Net Realized Gains on Sales of Investments	17.5	3.2
Net Impairment Losses Recognized in Earnings	(1.2)	(0.3)
Income from Continuing Operations	$58.6	$36.3
Earned Premiums by product line for the three months ended March 31, 2013 and 2012 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Life	$97.9	$98.5
Accident and Health	40.2	41.5
Property and Casualty:
Personal Lines:
Automobile	245.7	267.7
Homeowners	80.4	77.1
Other Personal	33.6	34.2
Total Personal Lines	359.7	379.0
Commercial Automobile	12.1	10.2
Total Earned Premiums	$509.9	$529.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Discontinued Operations
Summary financial information included in Income (Loss) from Discontinued Operations for the three months ended March 31, 2013 and 2012 is presented below:

	Three Months Ended
(Dollars in Millions, Except Per Share Amounts)	Mar 31, 2013	Mar 31, 2012
Revenues Included in Discontinued Operations:
Net Gain on Sale of Loan Portfolio	$—	$11.3

Income (Loss) from Discontinued Operations before Income Taxes:
Results of Operations	$—	$(0.2)
Net Gain on Sale of Loan Portfolio	—	11.3
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	(0.4)	1.2
Income (Loss) from Discontinued Operations before Income Taxes	(0.4)	12.3
Income Tax Benefit (Expense)	0.2	(5.0)
Income (Loss) from Discontinued Operations	$(0.2)	$7.3

Income (Loss) from Discontinued Operations Per Unrestricted Share:
Basic	$—	$0.12
Diluted	$—	$0.12

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
The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at March 31, 2013 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$133.5	$295.6	$—	$429.1
States and Political Subdivisions	—	1,401.8	—	1,401.8
Canadian Government and Provinces	—	0.6	—	0.6
Corporate Securities:
Bonds and Notes	—	2,635.6	343.5	2,979.1
Redeemable Preferred Stocks	—	8.6	4.4	13.0
Mortgage and Asset-backed	—	1.7	31.2	32.9
Total Investments in Fixed Maturities	133.5	4,343.9	379.1	4,856.5
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	77.1	—	77.1
Other Industries	—	11.1	7.1	18.2
Common Stocks:
Manufacturing	87.4	6.8	1.7	95.9
Other Industries	56.7	1.4	5.8	63.9
Other Equity Interests:
Exchange Traded Funds	155.1	—	—	155.1
Limited Liability Companies and Limited Partnerships	—	—	143.9	143.9
Total Investments in Equity Securities	299.2	96.4	158.5	554.1
Other Investments:
Trading Securities	4.6	—	—	4.6
Total	$437.3	$4,440.3	$537.6	$5,415.2
At March 31, 2013, the Company had unfunded commitments to invest an additional $97.3 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements (continued)
The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at December 31, 2012 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$135.8	$293.1	$—	$428.9
States and Political Subdivisions	—	1,401.4	—	1,401.4
Corporate Securities:
Bonds and Notes	—	2,632.4	361.0	2,993.4
Redeemable Preferred Stocks	—	27.9	4.7	32.6
Mortgage and Asset-backed	—	3.8	0.1	3.9
Total Investments in Fixed Maturities	135.8	4,358.6	365.8	4,860.2
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	79.2	—	79.2
Other Industries	—	15.3	6.0	21.3
Common Stocks:
Manufacturing	79.6	6.0	1.9	87.5
Other Industries	60.1	1.2	5.4	66.7
Other Equity Interests:
Exchange Traded Funds	125.9	—	—	125.9
Limited Liability Companies and Limited Partnerships	—	—	141.3	141.3
Total Investments in Equity Securities	265.6	101.7	154.6	521.9
Other Investments:
Trading Securities	4.5	—	—	4.5
Total	$405.9	$4,460.3	$520.4	$5,386.6
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

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted Average Yield
Investment Grade Private Placements	Yield	$108.3	1.2%	-	5.9%	3.8%
Non-investment Grade:
Senior Debt	Yield	75.8	5.3	-	18.6	8.6
Junior Debt	Yield	148.4	8.3	-	24.3	14.1
Other Debt	Various	11.0
Bonds and Notes Classified as Level 3		$343.5
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2013 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$361.0	$4.7	$0.1	$13.3	$141.3	$520.4
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(0.8)	(0.3)	—	—	(0.2)	(1.3)
Included in Other Comprehensive Income	(3.8)	—	(0.3)	1.5	(2.3)	(4.9)
Purchases	38.7	—	29.0	0.1	10.5	78.3
Settlements	(45.8)	—	—	—	(5.4)	(51.2)
Sales	—	—	—	(0.3)	—	(0.3)
Transfers into Level 3	—	—	2.4	—	—	2.4
Transfers out of Level 3	(5.8)	—	—	—	—	(5.8)
Balance at End of Period	$343.5	$4.4	$31.2	$14.6	$143.9	$537.6
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 for the three months ended March 31, 2013. The transfers into and out of Level 3 for the three months ended March 31, 2013 were due to changes in the availability of market observable inputs.
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
There were no transfers between Levels 1 and 2 or Levels 1 and 3 for the three months ended March 31, 2012. Transfers into and out of Level 3 for the three months ended March 31, 2012 were due to changes in the availability of market observable inputs.
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
Certain state insurance regulators, legislators and treasurers are involved in an array of initiatives that could result in significant changes to unclaimed property laws and claims handling practices with respect to life insurance policies. These initiatives seek, in various ways, to impose a new duty on the part of life insurers to proactively search for deaths of their insureds prior to the submission of death claims by the insureds’ beneficiaries as required under standard life insurance policy forms.
Legislation enacted in Kentucky, New York, Maryland, Montana and Alabama, with varying effective dates between January 1, 2013 and January 1, 2014, require life insurers to compare their in-force policy records on a regular basis against the database of reported deaths maintained by the Social Security Administration (the “SSA Death Master File”). Legislation of this type has also been introduced and is pending in Massachusetts, Nevada, North Dakota, Rhode Island and Vermont. One state, New Mexico, has enacted legislation that also requires in-force policy record comparisons, but exempts life insurers, like the Company, that have not previously utilized the SSA Death Master File, and instead, only requires that such companies conduct SSA Death Master File comparisons for policies and contracts issued and delivered in New Mexico after the legislation’s July 1, 2013 effective date. An amendment to Alabama's previously-enacted statute referenced above has been passed by the Alabama House of Representatives and is pending in the Senate.  If enacted, this amendment will limit the policies required to be compared against the SSA Death Master File only to policies issued on or after January 1, 2016. The Company cannot predict whether or when other states will introduce or enact legislation of the types described above, or the exact form or approach that such legislation might take.
In November 2012, the Company filed a declaratory judgment action in state court in Kentucky asking the court to construe the Kentucky Unclaimed Life Insurance Benefit Act (the “Kentucky Act,” one of the enacted statutes referenced above) such that it would only apply prospectively -- i.e., only with respect to those life insurance policies issued on or after the effective date of the Kentucky Act -- consistent with what the Company believes are the requirements of applicable Kentucky statutory law and Kentucky and federal constitutional provisions. On April 1, 2013, the trial court denied the Company’s motion for summary judgment and held that the requirements of the Kentucky Act applied to life insurance policies issued before the Kentucky Act’s effective date. The Company believes that the court did not correctly apply governing law and has appealed the trial court’s decision to the Kentucky Court of Appeals, which has issued a stay of enforcement of the Kentucky Act against the Company under the emergency relief rules of such Court. The Company does not expect the outcome of this appeal to be known for a considerable amount of time, and likely not before the second half of 2014.
Kemper’s life insurance companies are currently the subject of an unclaimed property compliance examination by a private firm retained by the treasurers of thirty-eight states. Such companies are also the subject of a market conduct exam by one state insurance regulator for the purpose of verifying such companies’ compliance with relevant regulations governing life insurance claims handling and unclaimed property practices. The results of these examinations cannot presently be predicted.
The Company continues to maintain that states lack authority to establish new requirements that have the effect of changing the terms of existing life insurance contracts in the ways described above. If state officials are successful in applying such new requirements retroactively to existing life insurance policies, it will fundamentally alter the responsibilities of the parties to such contracts by effectively eliminating contract terms that condition claim settlement and payment on the receipt of “due proof of death” of an insured. The outcome of the various state initiatives could have a significant effect on, including acceleration of, the payment and/or escheatment of policy benefits and significantly increase claims handling costs. The Company cannot reasonably estimate the amount of loss, if any, that the Company would recognize if it were subjected to such requirements on a retroactive basis.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14 - Related Parties
Mr. Fayez Sarofim, who served as a director of Kemper until May 1, 2013, is the Chairman of the Board, Chief Executive Officer and the majority shareholder of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. Mr. Christopher B. Sarofim, who was elected as a director of Kemper on May 1, 2013, is Vice Chairman of FS&C. Kemper’s subsidiary, Trinity, had $140.2 million in assets managed by FS&C at March 31, 2013, under an agreement with FS&C whereby FS&C provides investment management services with respect to certain assets of Trinity for a fee based on the fair market value of the assets under management. Such agreement is terminable by either party at any time upon 30 days advance written notice. Investment expenses incurred in connection with such agreement were $0.1 million for the three months ended March 31, 2013. Investment expenses incurred in connection with such agreement were $0.1 million for the three months ended March 31, 2012.
FS&C also provides investment management services with respect to certain funds of the Company’s defined benefit pension plan. The Company’s defined benefit pension plan had $130.1 million in assets managed by FS&C at March 31, 2013, under an agreement with FS&C whereby FS&C provides investment management services with respect to certain assets of the defined benefit pension plan for a fee based on the fair market value of the assets under management. Such agreement is terminable by either party at any time upon 30 days advance written notice. Investment expenses incurred in connection with such agreement were $0.1 million for the three months ended March 31, 2013. Investment expenses incurred in connection with such agreement were $0.1 million for the three months ended March 31, 2012.
With respect to the Company’s defined contribution plans, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. Participants in the Company’s defined contribution plans had allocated $21.0 million for investment in the Dreyfus Appreciation Fund at March 31, 2013, representing 6.5% of the total amount invested in the Company’s defined contribution plans at March 31, 2013.
The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.
Note 15 - Relationships with Mutual Insurance Companies
Trinity and Capitol County Mutual Fire Insurance Company (“Capitol”) are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by Capitol, subject to a cap for ceded losses for dwelling coverage. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Trinity and Old Reliable Casualty Company (“ORCC”), a subsidiary of Capitol, are also parties to a quota share reinsurance agreement whereby prior to 2013, Trinity assumed 100% of the business written by ORCC. In the second quarter of 2013, ORCC received regulatory approval to amend its agreement with Trinity, effective January 1, 2013, whereby Trinity continues to assume 100%, of the business written by ORCC, subject to a cap for ceded losses for dwelling coverage.
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
Net Income
Net Income was $58.4 million ($1.00 per unrestricted common share) for the three months ended March 31, 2013, compared to $43.6 million ($0.73 per unrestricted common share) for the same period in 2012.
Income from Continuing Operations was $58.6 million ($1.00 per unrestricted common share) for the three months ended March 31, 2013, compared to $36.3 million ($0.61 per unrestricted common share) for the same period in 2012.
A reconciliation of Segment Net Operating Income to Net Income for the three months ended March 31, 2013 and 2012 is presented below:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012	Increase (Decrease)
Segment Net Operating Income (Loss):
Kemper Preferred	$18.8	$10.4	$8.4
Kemper Specialty	3.5	4.1	(0.6)
Kemper Direct	6.7	(1.3)	8.0
Life and Health Insurance	21.2	27.8	(6.6)
Total Segment Net Operating Income	50.2	41.0	9.2
Corporate and Other Net Operating Loss	(7.9)	(7.6)	(0.3)
Consolidated Net Operating Income	42.3	33.4	8.9
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	17.5	3.2	14.3
Net Impairment Losses Recognized in Earnings	(1.2)	(0.3)	(0.9)
Income from Continuing Operations	58.6	36.3	22.3
Income (Loss) from Discontinued Operations	(0.2)	7.3	(7.5)
Net Income	$58.4	$43.6	$14.8
Revenues
Earned Premiums were $509.9 million for the three months ended March 31, 2013, compared to $529.2 million for the same period in 2012, a decrease of $19.3 million. Earned Premiums for the three months ended March 31, 2013 decreased by $13.3 million, $7.6 million and $2.6 million in the Kemper Direct, Kemper Specialty and Life and Health Insurance segments, respectively, and increased by $4.2 million in the Kemper Preferred segment.
Net Investment Income increased by $3.4 million for the three months ended March 31, 2013, compared to the same period in 2012, due primarily to higher dividends on Equity Securities, higher income from Equity Method Limited Liability Investments and higher investment income from real estate investments, partially offset by lower interest and dividends on Fixed Maturities.
Net Realized Gains on Sales of Investments were $26.9 million for the three months ended March 31, 2013, compared to $4.9 million for the same period in 2012. Net Impairment Losses Recognized in Earnings were $1.9 million for the three months ended March 31, 2013, compared to $0.5 million for the same period in 2012. The Company cannot predict if or when similar investment gains or losses may occur in the future.

Catastrophes
Catastrophe losses and LAE (excluding loss and LAE reserve development from prior accident years) were $11.1 million for the three months ended March 31, 2013, compared to $11.4 million for the same period in 2012. Catastrophe losses and LAE (excluding loss and LAE reserve development) by business segment for the three months ended March 31, 2013 and 2012 are presented below:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Kemper Preferred	$7.0	$8.5
Kemper Specialty	1.1	0.1
Kemper Direct	0.6	2.1
Life and Health Insurance	2.4	0.7
Total Catastrophe Losses and LAE	$11.1	$11.4
Loss and LAE Reserve Development
Increases (decreases) in the Company’s property and casualty loss and LAE reserves for the three months ended March 31, 2013 and 2012 to recognize adverse (favorable) loss and LAE reserve development from prior accident years in continuing operations, hereinafter also referred to as “reserve development” in the discussion of segment results, is presented below:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Kemper Preferred:
Non-catastrophe	$(6.8)	$(0.6)
Catastrophe	(1.4)	(0.3)
Total	(8.2)	(0.9)
Kemper Specialty:
Non-catastrophe	0.6	(1.0)
Catastrophe	0.1	0.1
Total	0.7	(0.9)
Kemper Direct:
Non-catastrophe	(5.8)	(3.9)
Catastrophe	(0.2)	—
Total	(6.0)	(3.9)
Life and Health Insurance:
Non-catastrophe	0.2	(0.3)
Catastrophe	(0.4)	0.3
Total	(0.2)	—
Decrease in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	(11.8)	(5.8)
Catastrophe	(1.9)	0.1
Decrease in Total Loss and LAE Reserves Related to Prior Years	$(13.7)	$(5.7)
See MD&A, “Critical Accounting Estimates,” of the 2012 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.

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
Consolidated Net Operating Income
Consolidated Net Operating Income is an after-tax, non-GAAP financial measure and is computed by excluding from Income from Continuing Operations the after-tax impact of (i) Net Realized Gains on Sales of Investments, (ii) Net Impairment Losses Recognized in Earnings related to investments and (iii) other significant non-recurring or infrequent items that may not be indicative of ongoing operations. Significant non-recurring items are excluded when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, and (b) there has been no similar charge or gain within the prior two years. The most directly comparable GAAP financial measure is Income from Continuing Operations.
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
A reconciliation of Consolidated Net Operating Income to Income from Continuing Operations for the three months ended March 31, 2013 and 2012 is presented below:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Consolidated Net Operating Income	$42.3	$33.4
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	17.5	3.2
Net Impairment Losses Recognized in Earnings	(1.2)	(0.3)
Income from Continuing Operations	$58.6	$36.3
There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Income for the three months ended March 31, 2013 and 2012.
The preceding non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall profitability of the Company’s businesses.

Kemper Preferred
Selected financial information for the Kemper Preferred segment follows:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Net Premiums Written	$205.8	$207.0
Earned Premiums:
Automobile	$127.1	$126.6
Homeowners	78.2	74.7
Other Personal	13.9	13.7
Total Earned Premiums	219.2	215.0
Net Investment Income	15.0	10.9
Other Income	0.1	0.1
Total Revenues	234.3	226.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	147.9	145.0
Catastrophe Losses and LAE	7.0	8.5
Prior Years:
Non-catastrophe Losses and LAE	(6.8)	(0.6)
Catastrophe Losses and LAE	(1.4)	(0.3)
Total Incurred Losses and LAE	146.7	152.6
Insurance Expenses	61.2	60.3
Operating Profit	26.4	13.1
Income Tax Expense	(7.6)	(2.7)
Segment Net Operating Income	$18.8	$10.4

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	67.4%	67.4%
Current Year Catastrophe Losses and LAE Ratio	3.2	4.0
Prior Years Non-catastrophe Losses and LAE Ratio	(3.1)	(0.3)
Prior Years Catastrophe Losses and LAE Ratio	(0.6)	(0.1)
Total Incurred Loss and LAE Ratio	66.9	71.0
Incurred Expense Ratio	27.9	28.0
Combined Ratio	94.8%	99.0%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	67.4%	67.4%
Incurred Expense Ratio	27.9	28.0
Underlying Combined Ratio	95.3%	95.4%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	95.3%	95.4%
Current Year Catastrophe Losses and LAE Ratio	3.2	4.0
Prior Years Non-catastrophe Losses and LAE Ratio	(3.1)	(0.3)
Prior Years Catastrophe Losses and LAE Ratio	(0.6)	(0.1)
Combined Ratio as Reported	94.8%	99.0%

Kemper Preferred (continued)
Insurance Reserves

(Dollars in Millions)	Mar 31, 2013	Dec 31, 2012
Insurance Reserves:
Automobile	$281.0	$287.6
Homeowners	120.5	123.7
Other Personal	41.7	41.0
Insurance Reserves	$443.2	$452.3
Insurance Reserves:
Loss Reserves:
Case	$279.9	$284.7
Incurred but Not Reported	102.5	105.5
Total Loss Reserves	382.4	390.2
LAE Reserves	60.8	62.1
Insurance Reserves	$443.2	$452.3
Earned Premiums in the Kemper Preferred segment increased by $4.2 million for the three months ended March 31, 2013, compared to the same period in 2012. Earned premiums increased by $0.5 million, $3.5 million and $0.2 million in automobile insurance, homeowners insurance and other personal insurance, respectively, due primarily to higher average premium, partially offset by lower volume.
Net Investment Income in the Kemper Preferred segment increased by $4.1 million for the three months ended March 31, 2013, compared to the same period in 2012, due primarily to higher net investment income from Equity Method Limited Liability Investments, higher dividends on equity securities and higher levels of investments allocated to the Kemper Preferred segment. The Kemper Preferred segment reported net investment income from Equity Method Limited Liability Investments of $3.5 million in 2013, compared to $1.4 million in 2012.
Operating Profit in the Kemper Preferred segment increased by $13.3 million before taxes for the three months ended March 31, 2013, compared to the same period in 2012, due primarily to higher levels of favorable loss and LAE reserve development, higher net investment income and lower incurred catastrophe losses and LAE. Favorable loss and LAE reserve development (including catastrophe development) was $8.2 million in 2013, compared to $0.9 million in 2012. Catastrophe losses and LAE (excluding development) were $7.0 million in 2013, compared to $8.5 million in 2012. The Kemper Preferred segment continues to take actions intended to improve profitability, including additional rate increases, enhanced pricing segmentation, higher deductibles, especially for wind or hail events, and other underwriting actions.
Automobile insurance incurred losses and LAE were $93.8 million, or 73.8% of automobile insurance earned premiums, for the three months ended March 31, 2013, compared to $92.1 million, or 72.7% of automobile insurance earned premiums, for the same period in 2012. Automobile insurance incurred losses as a percentage of automobile earned premiums increased by 1.1% due primarily to higher underlying losses and LAE as a percentage of automobile insurance earned premiums, higher incurred catastrophe losses and LAE (excluding development), partially offset by the favorable impact from a change in loss and LAE reserve development. Underlying incurred losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Underlying losses and LAE as a percentage of automobile insurance earned premiums were 74.1% in 2013, compared to 70.9% in 2012. Underlying losses and LAE as a percentage of automobile insurance earned premiums increased due primarily to higher severity of bodily injury losses, higher frequency of collision claims and higher severity of collision losses. Catastrophe losses and LAE (excluding development) were $1.1 million in 2013, compared to $0.6 million in 2012. Favorable loss and LAE reserve development (excluding catastrophes) was $1.3 million in 2013, compared to adverse loss and LAE reserve development (excluding catastrophes) of $1.8 million in 2012.

Kemper Preferred (continued)
Homeowners insurance incurred losses and LAE were $47.9 million, or 61.3% of homeowners insurance earned premiums, for the three months ended March 31, 2013, compared to $53.4 million, or 71.5% of homeowners insurance earned premiums, for the same period in 2012. Homeowners insurance incurred losses and LAE as a percentage of homeowners insurance earned premiums decreased due primarily to higher levels of favorable loss and LAE reserve development, lower catastrophe losses and LAE (excluding development) and lower underlying losses and LAE as a percentage of homeowners insurance earned premiums. Favorable loss and LAE reserve development was $5.4 million in 2013, compared to $1.3 million in 2012. Catastrophe losses and LAE (excluding development) on homeowners insurance were $5.7 million in 2013, compared to $7.5 million in 2012. Underlying losses and LAE as a percentage of homeowners insurance earned premiums were 60.9% in 2013, compared to 63.3% in 2012. Underlying losses and LAE as a percentage of homeowners insurance earned premiums decreased due primarily to higher average premium, lower frequency of claims, partially offset by higher severity of homeowners insurance losses.
Other personal insurance incurred losses and LAE were $5.0 million, or 36.0% of other personal insurance earned premiums, for the three months ended March 31, 2013, compared to $7.1 million, or 51.8% of other personal insurance earned premiums, for the same period in 2012. Other personal insurance incurred losses and LAE decreased by $2.1 million due primarily to lower underlying losses and LAE. Underlying losses and LAE were $6.0 million in 2013, a decrease of $2.0 million compared to 2012.
Insurance Expenses increased by $0.9 million for the three months ended March 31, 2013, compared to 2012, due primarily to higher earned premiums.
The Kemper Preferred segment reported Segment Net Operating Income of $18.8 million for the three months ended March 31, 2013, compared to $10.4 million for the same period in 2012. The Kemper Preferred segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $5.0 million in 2013, compared to $5.6 million in 2012.

Kemper Specialty
Selected financial information for the Kemper Specialty segment follows:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Net Premiums Written	$108.4	$117.7
Earned Premiums:
Personal Automobile	$87.1	$96.6
Commercial Automobile	12.1	10.2
Total Earned Premiums	99.2	106.8
Net Investment Income	6.3	5.2
Other Income	0.1	—
Total Revenues	105.6	112.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	78.7	86.2
Catastrophe Losses and LAE	1.1	0.1
Prior Years:
Non-catastrophe Losses and LAE	0.6	(1.0)
Catastrophe Losses and LAE	0.1	0.1
Total Incurred Losses and LAE	80.5	85.4
Insurance Expenses	20.9	21.7
Operating Profit	4.2	4.9
Income Tax Expense	(0.7)	(0.8)
Segment Net Operating Income	$3.5	$4.1

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	79.3%	80.7%
Current Year Catastrophe Losses and LAE Ratio	1.1	0.1
Prior Years Non-catastrophe Losses and LAE Ratio	0.6	(0.9)
Prior Years Catastrophe Losses and LAE Ratio	0.1	0.1
Total Incurred Loss and LAE Ratio	81.1	80.0
Incurred Expense Ratio	21.1	20.3
Combined Ratio	102.2%	100.3%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	79.3%	80.7%
Incurred Expense Ratio	21.1	20.3
Underlying Combined Ratio	100.4%	101.0%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	100.4%	101.0%
Current Year Catastrophe Losses and LAE Ratio	1.1	0.1
Prior Years Non-catastrophe Losses and LAE Ratio	0.6	(0.9)
Prior Years Catastrophe Losses and LAE Ratio	0.1	0.1
Combined Ratio as Reported	102.2%	100.3%

Kemper Specialty (continued)
Insurance Reserves

(Dollars in Millions)	Mar 31, 2013	Dec 31, 2012
Insurance Reserves:
Personal Automobile	$159.1	$164.8
Commercial Automobile	44.6	43.9
Other	7.0	7.2
Insurance Reserves	$210.7	$215.9
Insurance Reserves:
Loss Reserves:
Case	$126.0	$130.9
Incurred but Not Reported	48.7	48.3
Total Loss Reserves	174.7	179.2
LAE Reserves	36.0	36.7
Insurance Reserves	$210.7	$215.9
Earned Premiums in the Kemper Specialty segment decreased by $7.6 million for the three months ended March 31, 2013, compared to the same period in 2012, due primarily to lower earned premiums for personal automobile insurance, partially offset by higher earned premiums for commercial automobile insurance. Personal automobile insurance earned premiums decreased by $9.5 million in 2013, compared to 2012, due primarily to lower volume, partially offset by higher average premium. Personal automobile insurance policies in force were approximately 251,000 at March 31, 2013, compared to 260,000 at the beginning of 2013 and 302,000 at the beginning of 2012. Commercial automobile insurance earned premiums increased by $1.9 million in 2013, compared to 2012, due primarily to higher volume from an increase in new business production.
Net Investment Income in the Kemper Specialty segment increased by $1.1 million for the three months ended March 31, 2013, compared to the same period in 2012, due primarily to higher net investment income from Equity Method Limited Liability Investments and higher dividends on equity securities. The Kemper Specialty segment reported net investment income of $1.4 million from Equity Method Limited Liability Investments in 2013, compared to $0.6 million for 2012.
Operating Profit in the Kemper Specialty segment decreased by $0.7 million before taxes for the three months ended March 31, 2013, compared to the same period in 2012, due primarily to lower operating profit in commercial automobile insurance, offset by higher operating profit in personal automobile insurance.
Personal automobile insurance operating results increased by $5.8 million before taxes for the three months ended March 31, 2013, compared to the same period in 2012, due primarily to the favorable impact of loss and LAE reserve development, lower underlying losses and LAE as a percentage of personal automobile insurance earned premiums and higher net investment income, partially offset by higher catastrophe losses and LAE (excluding development). Underlying losses and LAE were $69.3 million, or 79.5% of personal automobile insurance earned premiums for the three months ended March 31, 2013, compared to $77.6 million, or 80.3% of personal automobile insurance earned premiums for the same period in 2012. Personal automobile insurance underlying losses and LAE as a percentage of personal automobile insurance earned premiums decreased due primarily to higher average premiums. Favorable loss and LAE reserve development on personal automobile insurance was $0.1 million for the three months ended March 31, 2013, compared to adverse loss and LAE reserve development of $5.1 million for the same period in 2012.

Kemper Specialty (continued)
Commercial automobile insurance operating profit decreased by $6.5 million for the three months ended March 31, 2013, compared to the same period 2012, due primarily to the adverse effects of loss and LAE reserve development and higher insurance expenses as a percentage of commercial automobile insurance earned premiums, partially offset by lower underlying losses and LAE as a percentage of commercial automobile insurance earned premium and higher net investment income. Adverse loss and LAE reserve development on commercial automobile insurance was $0.7 million for the three months ended March 31, 2013, comprised of adverse development of $1.6 million related to the 2012 accident year, offset by $0.9 million of favorable reserve development related to 2011 and prior accident years. Favorable loss and LAE reserve development was $6.1 million in 2012. Underlying losses and LAE as a percentage of commercial automobile insurance earned premiums were 77.7% for the three months ended March 31, 2013, compared to 84.3% in 2012, and decreased due primarily to lower claims handling costs, partially offset by higher severity associated with bodily injury claims.
Insurance expenses as a percentage of earned premiums was 21.1% for the three months ended March 31, 2013, compared to 20.3% in 2012, and increased due primarily to higher expenses associated with information technology initiatives.
Segment Net Operating Income in the Kemper Specialty segment was $3.5 million for the three months ended March 31, 2013, compared to $4.1 million for the same period in 2012. The Kemper Specialty segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $2.0 million in 2013, compared to $2.7 million in 2012.

Kemper Direct
Selected financial information for the Kemper Direct segment follows:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Net Premiums Written	$31.2	$43.9
Earned Premiums:
Automobile	$31.5	$44.5
Homeowners	2.2	2.4
Other Personal	—	0.1
Total Earned Premiums	33.7	47.0
Net Investment Income	3.8	3.6
Total Revenues	37.5	50.6
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	24.5	39.8
Catastrophe Losses and LAE	0.6	2.1
Prior Years:
Non-catastrophe Losses and LAE	(5.8)	(3.9)
Catastrophe Losses and LAE	(0.2)	—
Total Incurred Losses and LAE	19.1	38.0
Insurance Expenses	8.8	15.6
Operating Profit (Loss)	9.6	(3.0)
Income Tax Benefit (Expense)	(2.9)	1.7
Segment Net Operating Income (Loss)	$6.7	$(1.3)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	72.7%	84.7%
Current Year Catastrophe Losses and LAE Ratio	1.8	4.5
Prior Years Non-catastrophe Losses and LAE Ratio	(17.2)	(8.3)
Prior Years Catastrophe Losses and LAE Ratio	(0.6)	—
Total Incurred Loss and LAE Ratio	56.7	80.9
Incurred Expense Ratio	26.1	33.2
Combined Ratio	82.8%	114.1%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	72.7%	84.7%
Incurred Expense Ratio	26.1	33.2
Underlying Combined Ratio	98.8%	117.9%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	98.8%	117.9%
Current Year Catastrophe Losses and LAE Ratio	1.8	4.5
Prior Years Non-catastrophe Losses and LAE Ratio	(17.2)	(8.3)
Prior Years Catastrophe Losses and LAE Ratio	(0.6)	—
Combined Ratio as Reported	82.8%	114.1%

Kemper Direct (continued)
Insurance Reserves

(Dollars in Millions)	Mar 31, 2013	Dec 31, 2012
Insurance Reserves:
Automobile	$164.6	$173.3
Homeowners	1.9	2.7
Other	1.6	1.8
Insurance Reserves	$168.1	$177.8
Insurance Reserves:
Loss Reserves:
Case	$108.8	$115.4
Incurred but Not Reported	39.0	39.7
Total Loss Reserves	147.8	155.1
LAE Reserves	20.3	22.7
Insurance Reserves	$168.1	$177.8
In 2012, the Company announced that the Kemper Direct segment would continue to solicit business for its worksite, affinity and renters programs and would place its direct-to-consumer operations in run-off. The Company expects positive earnings from the run-off as a result of premium rate increases and further optimization of operations. Kemper Direct expects that its policies in-force will decline 15% to 25% in 2013 as a result of this and other actions. In line with this expectation, Earned Premiums in the Kemper Direct segment decreased by $13.3 million for the three months ended March 31, 2013, compared to the same period in 2012, due primarily to lower volume, partially offset by higher average premium rates.
Net Investment Income in the Kemper Direct segment increased by $0.2 million for the three months ended March 31, 2013, compared to 2012, due primarily to higher net investment income from Equity Method Limited Liability Investments, higher dividends on equity securities, partially offset by lower levels of investments allocated to the Kemper Direct segment. Net investment income from Equity Method Limited Liability Investments was $0.9 million in 2013, compared to $0.5 million in 2012.
The Kemper Direct segment reported an Operating Profit of $9.6 million before taxes for the three months ended March 31, 2013, compared to an Operating Loss of $3.0 million before taxes in 2012. Operating results improved in the Kemper Direct segment in 2013, compared to 2012, due primarily to lower underlying losses and LAE, higher levels of favorable reserve development, lower insurance expenses and lower catastrophe losses and LAE.
Incurred losses and LAE were $19.1 million, or 56.7% as a percentage of earned premiums, for the three months ended March 31, 2013, compared to $38.0 million, or 80.9% as a percentage of earned premiums, for the same period in 2012. Incurred losses and LAE decreased in 2013, due primarily to the impact of lower earned premiums, lower underlying losses and LAE as a percentage of earned premiums, higher levels of favorable loss and LAE reserve development and lower incurred catastrophe losses and LAE (excluding development). Underlying losses and LAE as a percentage of earned premiums were 72.7% in 2013, compared to 84.7% in 2012. Underlying losses and LAE as a percentage of earned premiums decreased due to lower frequency of automobile insurance claims, lower severity of automobile insurance losses and lower frequency of homeowners insurance claims. Favorable loss and LAE reserve development was $6.0 million in 2013, compared to $3.9 million in 2012. Catastrophe losses and LAE (excluding development) were $0.6 million in 2013, compared to $2.1 million in 2012.
Insurance expenses were $8.8 million, or 26.1% of earned premiums, for the three months ended March 31, 2013, compared to $15.6 million, or 33.2% of earned premiums, for the same period in 2012. Insurance Expenses as a percentage of earned premiums decreased due primarily to reduced salaries and marketing related expenses.
Kemper Direct reported Segment Net Operating Income of $6.7 million for the three months ended March 31, 2013, compared to Segment Net Operating Loss of $1.3 million for the same period in 2012. The Kemper Direct segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $1.3 million in 2013, compared to $1.8 million in 2012.

Life and Health Insurance
Selected financial information for the Life and Health Insurance segment follows:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Earned Premiums:
Life	$97.9	$98.5
Accident and Health	40.2	41.5
Property	19.7	20.4
Total Earned Premiums	157.8	160.4
Net Investment Income	53.0	55.7
Other Income	—	0.1
Total Revenues	210.8	216.2
Policyholders’ Benefits and Incurred Losses and LAE	102.9	100.6
Insurance Expenses	76.0	72.6
Operating Profit	31.9	43.0
Income Tax Expense	(10.7)	(15.2)
Segment Net Operating Income	$21.2	$27.8
Insurance Reserves

(Dollars in Millions)	Mar 31, 2013	Dec 31, 2012
Insurance Reserves:
Future Policyholder Benefits	$3,119.4	$3,103.1
Incurred Losses and LAE Reserves:
Life	35.0	36.8
Accident and Health	20.4	21.7
Property	8.0	7.0
Total Incurred Losses and LAE Reserves	63.4	65.5
Insurance Reserves	$3,182.8	$3,168.6
Earned Premiums in the Life and Health Insurance segment decreased by $2.6 million for the three months ended March 31, 2013, compared to the same period in 2012. Earned premiums on life insurance decreased by $0.6 million in 2013, compared to 2012, due primarily to lower volume of insurance. Earned premiums on accident and health insurance decreased by $1.3 million in 2013, compared to 2012, due primarily to lower volume of insurance resulting from the suspension of sales of certain health insurance products, partially offset by higher volume of supplemental health insurance products. Reserve National has been adapting its business model in response to the Health Care Acts and suspended sales of certain health insurance products at the end of 2011 and began transitioning its sales to supplemental health insurance products that are not expected to be as severely impacted by the Health Care Acts. Earned premiums on property insurance decreased by $0.7 million in 2013, compared to 2012, due primarily to lower volume of insurance from the run-off and, in certain geographical areas, the non-renewal of dwelling coverage, partially offset by the impact of non-renewing the Life and Health Insurance segment’s catastrophe reinsurance program. Catastrophe reinsurance premiums reduced earned premiums by $0.5 million for the three months ended March 31, 2012.
Net Investment Income decreased by $2.7 million for the three months ended March 31, 2013, compared to the same period in 2012, due primarily to lower book yields on fixed maturities and lower investment income from Equity Method Limited Liability Investments, partially offset by a higher level of investments in fixed maturities and higher real estate investment income from the early termination of one tenant’s lease. Net investment income from Equity Method Limited Liability Investments was $2.3 million in 2013, compared to $3.9 million in 2012.

Life and Health Insurance (continued)
Operating Profit in the Life and Health Insurance segment was $31.9 million before taxes for the three months ended March 31, 2013, compared to $43.0 million for the same period in 2012. Policyholders’ Benefits and Incurred Losses and LAE increased by $2.3 million in 2013 due primarily to higher policyholders’ benefits on life insurance and higher catastrophe losses and LAE, partially offset by lower underlying losses on property insurance. Policyholders’ benefits on life insurance were $70.6 million in 2013, compared to $68.0 million in 2012, an increase of $2.6 million. Policyholder benefits on life insurance increased due primarily to slightly higher mortality rates. Incurred accident and health insurance losses were $22.7 million, or 56.5% of accident and health insurance earned premiums, in 2013, compared to $23.3 million, or 56.1% of accident and health insurance earned premiums, in 2012. Incurred Losses and LAE on property insurance were $9.6 million, or 48.7% of property insurance earned premiums, in 2013, compared to $9.3 million, or 45.6% of property insurance earned premiums in 2012. Underlying losses and LAE on property insurance were $7.4 million, or 37.6% of property insurance earned premiums, in 2013, compared to $8.6 million, or 42.2% of property insurance earned premiums, in 2012. Catastrophe losses and LAE (excluding development) were $2.4 million in 2013, compared to $0.7 million in 2012. Expenses in the Life and Health Insurance segment increased by $3.4 million in 2013, compared to 2012, due primarily to higher legal costs and start-up expenses to expand Reserve National’s distribution channels.
Segment Net Operating Income in the Life and Health Insurance segment was $21.2 million for the three months ended March 31, 2013, compared to $27.8 million in 2012.
Certain state insurance regulators, legislators and treasurers are involved in an array of initiatives that could result in significant changes to unclaimed property laws and claims handling practices with respect to life insurance policies. These initiatives seek, in various ways, to impose a new duty on the part of life insurers to proactively search for deaths of their insureds. It is the Company’s position that state officials lack authority to impose new requirements that change existing life insurance contracts. See Item 1A., “Risk Factors,” of Part II under the caption “Changes in state enforcement of unclaimed property laws and related insurance claims handling practices could have a significant effect on (including an acceleration of) the payment and/or escheatment of life insurance death benefits relative to what is currently contemplated by Kemper and significantly increase claims handling costs,” Note 13, “Contingencies,” to the Condensed Consolidated Financial Statements and MD&A, “Liquidity and Capital Resources” for additional information about these matters.

Investment Results
Investment Income
Net Investment Income for the three months ended March 31, 2013 and 2012 was:

	Three Months Ended
(Dollars in Millions)	March 31, 2013	March 31, 2012
Investment Income:
Interest and Dividends on Fixed Maturities	$59.1	$62.2
Dividends on Equity Securities	8.8	5.2
Loans to Policyholders	4.9	4.7
Real Estate	7.4	6.4
Equity Method Limited Liability Investments	8.6	6.7
Total Investment Income	88.8	85.2
Investment Expenses:
Real Estate	6.3	6.3
Other Investment Expenses	1.7	1.5
Total Investment Expenses	8.0	7.8
Net Investment Income	$80.8	$77.4
Net Investment Income was $80.8 million and $77.4 million for the three months ended March 31, 2013 and 2012, respectively. Net Investment Income increased by $3.4 million in 2013 due primarily to higher dividends on equity securities, higher investment income from Equity Method Limited Liability Investments and higher investment income from real estate investments, partially offset by lower Interest and Dividends on Fixed Maturities. Dividends on Equity Securities increased by $3.6 million due primarily to a higher distributions from limited liability companies and limited partnerships classified as Other Equity Interests and higher levels of investments in exchange traded funds. Investment income from Equity Method Limited Liability Investments increased by $1.9 million due to higher investment returns. Investment income from real estate increased by $1.0 million due primarily to income from the early termination of one tenant’s lease. Interest and Dividends on Fixed Maturities decreased by $3.1 million in 2013 due primarily to lower book yields.

Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the three months ended March 31, 2013 and 2012 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Fixed Maturities:
Gains on Sales	$25.7	$0.4
Equity Securities:
Gains on Sales	0.4	4.1
Losses on Sales	(0.1)	—
Real Estate:
Gains on Sales	0.6	—
Other Investments:
Gains on Sales	0.1	—
Net Gains on Trading Securities	0.2	0.4
Net Realized Gains on Sales of Investments	$26.9	$4.9

Gross Gains on Sales	$26.8	$4.5
Gross Losses on Sales	(0.1)	—
Net Gains on Trading Securities	0.2	0.4
Net Realized Gains on Sales of Investments	$26.9	$4.9
In the first quarter of 2013, the Company sold $138.5 million of Corporate Bonds and Notes in conjunction with a comprehensive review of the prospects of each issuer in the Company’s publicly-traded corporate bond portfolio. Realized Gains on Sales of Fixed Maturities for the three months ended March 31, 2013 include realized gains of $24.8 million from such sales.
Net Impairment Losses Recognized in Earnings
The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Fixed Maturities	$(1.7)	$—
Equity Securities	(0.2)	(0.5)
Net Impairment Losses Recognized in Earnings	$(1.9)	$(0.5)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Income in the period that the declines are determined to be other-than-temporary. Net Impairment Losses Recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 include losses of $1.7 million from other-than-temporary declines in the fair values of investments in fixed maturities of three issuers. Net Impairment Losses Recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 include losses of $0.2 million from other-than-temporary declines in the fair values of investments in equity securities of two issuers.
Net Impairment Losses Recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 include OTTI losses of $0.5 million from other-than-temporary declines in the fair values of investments in equity securities of two issuers.

Total Comprehensive Investment Gains (Losses)
Total Comprehensive Investment Gains (Losses) are comprised of Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings that are reported in the Condensed Consolidated Statements of Income and unrealized investment gains and losses that are not reported in the Condensed Consolidated Statements of Income, but rather are reported in the Condensed Consolidated Statement of Comprehensive Income. The components of Total Comprehensive Investment Gains (Losses) for the three months ended March 31, 2013 and 2012 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2013	Mar 31, 2012
Fixed Maturities:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	$25.7	$0.4
Net Impairment Losses Recognized in Earnings	(1.7)	—
Total Recognized in Condensed Consolidated Statements of Income	24.0	0.4
Recognized in Other Comprehensive Losses	(62.5)	(17.2)
Total Comprehensive Investment Losses on Fixed Maturities	(38.5)	(16.8)
Equity Securities:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	0.4	4.1
Losses on Sales	(0.1)	—
Net Impairment Losses Recognized in Earnings	(0.2)	(0.5)
Total Recognized in Condensed Consolidated Statements of Income	0.1	3.6
Recognized in Other Comprehensive Gains	14.3	19.2
Total Comprehensive Investment Gains on Equity Securities	14.4	22.8
Real Estate:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	0.6	—
Other Investments:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	0.1	—
Trading Securities Net Gains	0.2	0.4
Total Recognized in Condensed Consolidated Statements of Income	0.3	0.4
Total Comprehensive Investment Gains (Losses)	$(23.2)	$6.4
Recognized in Condensed Consolidated Statements of Income	$25.0	$4.4
Recognized in Other Comprehensive Income (Loss)	(48.2)	2.0
Total Comprehensive Investment Gains (Losses)	$(23.2)	$6.4

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At March 31, 2013, 94% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poors (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Services (“Moody’s”); a rating of AAA, AA, A or BBB from Fitch Ratings (“Fitch”) or a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at March 31, 2013 and December 31, 2012:

		Mar 31, 2013		Dec 31, 2012
NAIC Rating	S & P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,359.3	69.2%	$3,319.1	68.3%
2	BBB	1,185.5	24.4	1,199.0	24.7
3-4	BB, B	121.7	2.5	158.9	3.2
5-6	CCC or Lower	190.0	3.9	183.2	3.8
Total Investments in Fixed Maturities		$4,856.5	100.0%	$4,860.2	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $4.4 million and $4.3 million at March 31, 2013 and December 31, 2012, respectively.
At March 31, 2013, the Company had $269.8 million of bonds issued by states and political subdivisions that had been pre-refunded with U.S. Government and Government Agencies and Authorities obligations held in trust for the full payment of principal and interest. At March 31, 2013, the Company had $1,132.0 million of investments in bonds issued by states and political subdivisions, commonly referred to as “municipal bonds,” that had not been pre-refunded, of which $96.8 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment credit-risk strategy is to focus on the underlying credit rating of the issuer and not to rely on the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the underlying rating of nearly 96% of the Company’s entire municipal bond portfolio that has not been pre-refunded is AA or higher.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at March 31, 2013 and December 31, 2012:

	Mar 31, 2013		Dec 31, 2012
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$429.1	6.6%	$428.9	6.6%
Pre-refunded with U.S. Government and Government Agencies and Authorities Held in Trust	269.8	4.1	288.5	4.5
States	539.8	8.3	545.1	8.4
Political Subdivisions	133.1	2.0	122.9	1.9
Revenue Bonds	459.1	7.0	444.9	6.9
Canadian Government and Provinces	0.6	—	—	—
Total Investments in Governmental Fixed Maturities	$1,831.5	28.0%	$1,830.3	28.3%
The Company’s short-term investments primarily consist of overnight repurchase agreements, money market funds and U.S. Treasuries. At March 31, 2013, the Company had $196.0 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government, $102.0 million invested in money market funds which primarily invest in U.S. Treasury securities and $48.4 million of U.S. Treasury bills. At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at March 31, 2013 and December 31, 2012:

	Mar 31, 2013		Dec 31, 2012
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,318.0	20.2%	$1,371.1	21.2%
Finance, Insurance and Real Estate	801.5	12.3	780.8	12.1
Transportation, Communication and Utilities	300.1	4.6	289.2	4.5
Services	291.4	4.5	298.6	4.6
Mining	151.5	2.3	143.4	2.2
Wholesale Trade	69.9	1.1	57.8	0.9
Retail Trade	65.9	1.0	66.5	1.0
Agriculture, Forestry and Fishing	19.0	0.3	19.2	0.3
Other	7.7	0.1	3.3	0.1
Total Investments in Non-governmental Fixed Maturities	$3,025.0	46.4%	$3,029.9	46.9%
Seventy-nine companies comprised over 75% of the Company’s fixed maturity exposure to the Manufacturing industry at March 31, 2013, with the largest single exposure, Merck & Co., comprising 2.7%, or $35.6 million, of the Company’s fixed maturity exposure to such industry. Thirty-seven companies comprised over 75% of the Company’s exposure to the Finance, Insurance and Real Estate industry at March 31, 2013, with the largest single exposure, Wells Fargo & Company, comprising 4.5%, or $35.9 million, of the Company’s exposure to such industry.
The following table summarizes the fair value of the Company’s ten largest investment exposures excluding investments in U.S. Government and Government Agencies and Authorities and Pre-refunded Municipal Bonds at March 31, 2013:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States and Political Subdivisions:
Texas	$84.1	1.3%
Georgia	68.3	1.0
Colorado	62.7	1.0
Washington	53.1	0.8
Maryland	51.2	0.8
Ohio	50.8	0.8
Equity Securities:
iShares® iBoxx $ Investment Grade Corporate Bond Fund	100.1	1.5
Equity Method Limited Liability Investments:
Tennenbaum Opportunities Fund V, LLC	72.3	1.1
Goldman Sachs Vintage Fund IV, L.P.	59.6	0.9
Special Value Opportunities Fund, LLC	51.4	0.8
Total	$653.6	10.0%

Investments in Limited Liability Investment Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, or Other Equity Interests and included in Equity Securities depending on the accounting method used to report the investment. Additional information pertaining to these investments at March 31, 2013 and December 31, 2012 is presented below:

		Unfunded Commitment	Reported Value		Stated Fund
(Dollars in Millions)	Asset Class	March 31, 2013	March 31, 2013	December 31, 2012	End Date
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Tennenbaum Opportunities Fund V, LLC	Distressed Debt	$—	$72.3	$69.9	10/10/2016
Goldman Sachs Vintage Fund IV, LP	Secondary Transactions	17.1	59.6	58.9	12/31/2016
Special Value Opportunities Fund, LLC	Distressed Debt	—	51.4	59.4	7/13/2016
BNY Mezzanine - Alcentra Partners III, LP	Mezzanine Debt	22.3	21.9	18.9	2021-2022
BNY Mezzanine Partners, LP	Mezzanine Debt	0.4	9.1	9.2	4/17/2016
Ziegler Meditech Equity Partners, LP	Growth Equity	—	8.6	8.9	1/31/2016
NYLIM Mezzanine Partners II, LP	Mezzanine Debt	4.0	8.1	10.3	7/31/2016
Other Funds		8.3	17.1	17.5	Various
Total for Equity Method Limited Liability Investments		52.1	248.1	253.0
Reported as Other Equity Interests and Reported at Fair Value:
Highbridge Principal Strategies Mezzanine Partners, LP	Mezzanine Debt	2.4	20.3	22.1	1/23/2018
Goldman Sachs Vintage Fund V, LP	Secondary Transactions	5.9	13.9	13.7	12/31/2018
Highbridge Principal Strategies Credit Opportunities Fund, LP	Hedge Fund	—	11.2	11.0	12/29/2021
GS Mezzanine Partners V, LP	Mezzanine Debt	14.7	8.0	9.3	12/31/2021
Other		74.3	90.5	85.2	Various
Total Reported as Other Equity Interests and Reported at Fair Value		97.3	143.9	141.3
Total		$149.4	$392.0	$394.3
While the Company’s investments in any particular fund may increase over the next several years as the Company funds its commitments, the Company expects that the aggregate amount invested in these funds will remain relatively steady as existing investments held by the funds either mature or are realized and the proceeds distributed to the Company.
Interest and Other Expenses
Interest and Other Expenses was $23.8 million for the three months ended March 31, 2013, compared to $21.8 million for the same period in 2012. Interest and Other Expenses increased by $2.0 million for the three months ended March 31, 2013, compared to the same period in 2012, due primarily to higher salary and postretirement benefit costs.
Income Taxes
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $9.4 million for the three months ended March 31, 2013, compared to $11.5 million for the same period in 2012.

Recently Issued Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard is effective for the first interim or annual period beginning on or after December 15, 2012. The new standard amends and enhances disclosure requirements by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The Company adopted the standard in the first quarter of 2013. Except for the additional disclosure requirements, the initial application of the standard did not have an impact on the Company.
There have been six other ASUs issued in 2013 that amend the original text of the ASC. The ASUs are not expected to have a material impact on the Company.
Liquidity and Capital Resources
There were no outstanding borrowings at March 31, 2013 under Kemper’s 2016 Credit Agreement, a four-year, $325.0 million, unsecured, revolving credit agreement, expiring March 7, 2016. The 2016 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2016 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United and Trinity. Proceeds from advances under the 2016 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness.
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries did not pay dividends to Kemper during the first three months of 2013. Kemper estimates that its direct insurance subsidiaries would be able to pay $179.7 million in dividends to Kemper during the remainder of 2013 without prior regulatory approval.
During the first three months of 2013, Kemper repurchased 0.2 million shares of its common stock at an aggregate cost of $6.5 million in open market transactions.
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in the first quarter of 2013. Dividends paid were $14.0 million for the three months ended March 31, 2013.
Kemper directly held cash and investments totaling $187.4 million at March 31, 2013, compared to $190.2 million at December 31, 2012. Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments and the payment of interest on Kemper’s senior notes include cash and investments directly held by Kemper, receipt of dividends from Kemper’s subsidiaries and borrowings under the 2016 Credit Agreement.
The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income and proceeds from the sales and maturity of investments. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Changes in the legal environment relative to state enforcement of unclaimed property laws and related insurance claims handling practices could result in changes in the manner in which Kemper’s life insurance companies administer life insurance death benefits and escheat unclaimed benefits to the states, and could have a significant effect on, including decreasing such time lag due to an acceleration of the payment and/or escheatment of such benefits relative to what is currently contemplated by Kemper. See the Company’s Risk Factor set forth in Item 1A. of Part II of this Quarterly Report on Form 10-Q and Note 13 “Contingencies,” to the Condensed Consolidated Financial Statements and section of this MD&A entitled “Life and Health Insurance” for additional information on these matters. During periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could either result in investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they experience several future catastrophic events over a relatively short period of time.
Net Cash Provided by Operating Activities was $81.3 million for the three months ended March 31, 2013, compared to Net Cash Provided by Operating Activities of $55.6 million for the same period in 2012.

Liquidity and Capital Resources (continued)
Net Cash Used by Financing Activities decreased by $11.6 million for the three months ended March 31, 2013, compared to the same period in 2012. Kemper used $6.5 million of cash during the first three months of 2013 to repurchase shares of its common stock, compared to $17.9 million of cash used to repurchase shares of its common stock in the same period of 2012. Kemper used $14.0 million of cash to pay dividends for the three months ended March 31, 2013, compared to $14.5 million of cash used to pay dividends in the same period of 2012. The quarterly dividend rate was $0.24 per common share for the first quarters of 2013 and 2012.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities decreased by $86.4 million for the three months ended March 31, 2013, compared to the same period of 2012. Purchases of Fixed Maturities exceeded Sales of Fixed Maturities by $10.0 million for the three months ended March 31, 2013, compared to $32.4 million for the the same period in 2012. Purchases of Equity Securities exceeded Sales of Equity Securities by $15.8 million for the three months ended March 31, 2013, compared to $9.7 million for the the same period in 2012. Net cash used by acquisitions of short-term investments was $36.3 million for the three months ended March 31, 2013, compared to $116.7 million for the same period in 2012. Net proceeds from the sale of Fireside’s active loan portfolio provided $20.1 million of cash for the three months ended March 31, 2012.
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
The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the assessment of recoverability of goodwill, the valuation of pension benefit obligations and the valuation of postretirement benefit obligations other than pensions. The Company’s critical accounting policies are described in the MD&A included in the 2012 Annual Report. There has been no material change, subsequent to December 31, 2012, to the information previously disclosed in the 2012 Annual Report with respect to these critical accounting estimates and the Company’s critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Pursuant to the rules and regulations of the SEC, the Company is required to provide the following disclosures about Market Risk.
Quantitative Information About Market Risk
The Company’s Condensed Consolidated Balance Sheets at both March 31, 2013 and December 31, 2012 included three types of financial instruments subject to material market risk disclosures required by the SEC:

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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both March 31, 2013 and December 31, 2012 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both March 31, 2013 and December 31, 2012. All other variables were held constant. For Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both March 31, 2013 and December 31, 2012. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at March 31, 2013 and December 31, 2012, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.93 and 0.91 at March 31, 2013 and December 31, 2012, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended March 31, 2013 and December 31, 2012, respectively, and weighted on the fair value of such securities at March 31, 2013 and December 31, 2012, respectively. For equity securities without observable market inputs the Company assumed a beta of 1.00 at March 31, 2013 and December 31, 2012. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

Quantitative Information About Market Risk (continued)
The estimated adverse effects on the fair values of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
March 31, 2013
Assets:
Investments in Fixed Maturities	$4,856.5	$(332.2)	$—	$(332.2)
Investments in Equity Securities	554.1	(19.8)	(86.4)	(106.2)
Liabilities:
Notes Payable	677.0	21.9	—	21.9
December 31, 2012
Assets:
Investments in Fixed Maturities	$4,860.2	$(334.0)	$—	$(334.0)
Investments in Equity Securities	521.9	(19.0)	(82.3)	(101.3)
Liabilities:
Notes Payable	675.5	23.1	—	23.1
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
Item 1A. Risk Factors
There were no significant changes in the risk factors included in Item 1A. of Part I of the 2012 Annual Report, except for the following risk factor, which is amended and restated in its entirety as follows:
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
Separately, state legislators, through the auspices of the National Council of Insurance Legislators, have proposed model legislation which, if enacted by various states, could require life insurers to compare their in-force policy records against the SSA Death Master File, for the purpose of proactively identifying potentially deceased insureds for whom the life insurer has not yet received a death claim. At least five states have enacted legislation of this type, with varying effective dates, and an additional five states have similar legislation pending. These statutes, if construed to apply to life insurance policies in force on the statutes’ effective dates, could have a significant effect on, including an acceleration of, the payment of life insurance benefits to beneficiaries or, in instances where beneficiaries could not be located, the escheatment of such benefits to the states. One additional state has enacted a version of the model legislation that applies only prospectively to life insurers (such as Kemper’s life insurance companies) that have not previously used the SSA Death Master File. An amendment to Alabama's previously-enacted statute referenced above has been passed by the Alabama House of Representatives and is pending in the Senate.  If enacted, this amendment will limit the policies required to be compared against the SSA Death Master File only to policies issued on or after January 1, 2016. The

Company cannot predict whether or when other states will introduce or enact legislation of the types described above, or the exact form or approach that such legislation might take.
The Company has challenged the validity of the Kentucky Unclaimed Life Insurance Benefit Act (one of the enacted statutes referenced above) insofar as it purports to impose new requirements on existing life insurance contracts issued by Kemper’s life insurance companies. The trial court in that case has denied the Company’s motion for summary judgment and held that the requirements of the Kentucky Act apply to life insurance policies issued before the Kentucky Act’s January 1, 2013 effective date. The case is on appeal by the Company. See Note 13, “Contingencies,” to the Condensed Consolidated Financial Statements for additional information about this litigation.
Kemper’s life insurance companies are currently the subject of an unclaimed property compliance examination by a private firm retained by the treasurers of thirty-eight states. Such companies are also the subject of a market conduct exam by one state insurance regulator for the purpose of verifying such companies’ compliance with relevant regulations governing life insurance claims handling and unclaimed property practices. The results of these examinations cannot presently be predicted.
Should these various efforts by state officials succeed in retroactively imposing new claims handling and escheatment requirements with regard to existing life insurance policies, they could have a material adverse effect on the Company’s profitability and financial position.
See Note 13, “Contingencies,” to the Condensed Consolidated Financial Statements and the sections of the MD&A entitled “Life and Health Insurance” and “Liquidity and Capital Resources” for additional information on these matters.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information pertaining to purchases of Kemper common stock for the three months ended March 31, 2013 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased (1)	Share	or Programs (1)	(Dollars in Millions)
January 1 - January 31	—	N/A	—	$211.9
February 1 - February 28	25,473	$33.63	—	$211.9
March 1 - March 31	216,814	$31.04	210,474	$205.4
(1) On February 2, 2011, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock. The repurchase program does not have an expiration date.
During the quarter ended March 31, 2013, 2,741 shares were withheld to satisfy the withholding obligations relating to the exercise of stock appreciation rights under Kemper’s long-term equity-based compensation plans. During the quarter ended March 31, 2013, 25,473 shares were withheld to satisfy tax withholding obligations on the vesting of restricted stock awards under Kemper’s long-term equity-based compensation plans.

Item 5. Other Information.
On May 1, 2013, the Board of Directors approved amendments to the Company’s Bylaws, effective at the close of business on May 1, 2013. The amendments make the following substantive changes:

•
Meetings by Remote Communication: enable Kemper to hold stockholder meetings by means of remote communications (provided for in Article II, Section 1 and referenced in multiple sections throughout the Bylaws)

•
Electronic Transmission: enable the provision of notices of meetings, and of authorizations and consents and other communications to be made by electronic means such as email and electronic networks (e.g., Article II, Sections 3, 5, 7 and 10; Article III, Section 10, Article IV, and defined in Article VII, Section 5)

•
Dual Record Dates: allow the Board of Directors to establish separate record dates for stockholders entitled to notice of a stockholders meeting and for stockholders entitled to vote at such meeting (provided for in Article II, Sections 3 and 5, Article VI, Section 5 and referenced in multiple sections throughout the Bylaws)

•	Meeting Quorum and Adjournment: specify provisions on stockholder meeting quorums, adjournment and business (Article II, Section 8)

•
Advance Notice Provisions: clarify provisions and deadlines for a stockholder to propose a director nominee or bring business before a meeting, specify detailed information to be disclosed in notice and questionnaire about the stockholder and proposed nominee and their holdings of Kemper stock and related derivative instruments and require information supplements (Article II, Section 14 (a) - (i))

•
Directors: specify information on director terms and vacancies and eligibility to serve as a director nominee; specify process for calling special meetings by Chairman or by specified officers on request of majority of directors; specify required standing board committees and related requirements; change references to specific types of compensation to general authorization to determine compensation consistent with legal requirements (Article III, Sections 3, 5, 8, 12 and 14)

•
Officers: add detail on the terms, duties and election and appointment process for officers, enable assignment of additional title designations and delete the provision (previously Section 3 of Article V) regarding officer compensation, as that subject is handled by the Compensation Committee in accordance with its charter and the Governing Rules that are referenced in Article III, Section 12 (Article V)

•	Stock Certificates: revise details on requirements for replacement of lost or damage stock certificates (Article VI, Section 3)

•	Evidence of Indebtedness: delete the provision regarding signatures for checks and other evidence of indebtedness (formerly included as Article VII, Section 3)

•	Fiscal Year: specify that December 31 each year is the fiscal year end date, consistent with the date previously set by the board, subject to change by board resolution (Article VII, Section 3)
The foregoing summary of the amendments made to the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, Effective May 1, 2013, filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

Also on May 1, 2013, the Board of Directors approved:

•
An amended Stock Option and SAR Agreement and Deferred Stock Unit Award (“DSU”) Agreement for the Company’s non-employee directors pursuant to the prior approval of an award of 500 DSUs as a component of the annual award grant to Kemper’s non-employee directors on the day of the Company’s Annual Shareholder Meeting. The DSU agreement provides for vesting upon the grant date, conversion of the DSUs into shares of Kemper common stock on the date that the director’s board service terminates, and payment of dividend equivalents in cash on a quarterly basis, in the amount and at the time that dividends would have been payable if the DSUs were shares of Kemper common stock. The Stock Option and SAR Agreement was amended to remove the one-year vesting period and add a termination events provision to replace a similar provision removed from Kemper’s 2011 Omnibus Equity Plan. Under the new provision, the agreement will terminate ninety days after the end of the director’s board service, or one year after the end of the director’s board service if it terminates as a result of the director’s death or disability; and

•	A one-time service recognition award to retiring board member Reuben Hedlund in the amount of $90,000, payable in a lump sum on or before May 15, 2013.
In its Current Report on Form 8-K filed on February 6, 2013, under Item 5.02(e), paragraph number 2, the Company described one exception to the statement that the “compensation approved for 2013 for the named executive officers was materially consistent with their compensation for 2012.” The Company should have described an additional exception: “In addition, the Compensation Committee approved an annual base salary of $430,000 for 2013 for Edward J. Konar, Vice President, an increase from his 2012 annual base salary of $315,000.”
Item 6. Exhibits
Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.1 through 10.3 relate to compensatory plans or agreements.

3.1	Amended and Restated Bylaws, Effective May 1, 2013.
10.1	Form of Stock Option and SAR Agreement for Non-Employee Directors under the Kemper 2011 Omnibus Equity Plan, as of May 1, 2013.
10.2	Form of Deferred Stock Unit Agreement for Non-Employee Directors under the Kemper 2011 Omnibus Equity Plan, as of May 1, 2013.
10.3	Agreement, dated March 18, 2013, with Dennis R. Vigneau, former Senior Vice President and Chief Financial Officer.
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a).
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

Kemper Corporation

Date:	May 2, 2013	/S/ DONALD G. SOUTHWELL
Donald G. Southwell
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2013	/S/ FRANK J. SODARO
Frank J. Sodaro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 2, 2013	/S/ RICHARD ROESKE
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)