Form 10-Q
period 2013-06-30
KEMPER Corp
filed 2013-08-01
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
56,914,532 shares of common stock, $0.10 par value, were outstanding as of July 31, 2013.

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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition, as well as those discussed under Item 1A., Risk Factors, of Part I of Kemper’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”), for the year ended December 31, 2012 (the “2012 Annual Report”) as updated by Item 1A. of Part II of subsequently-filed Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q.
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

•	Changes in ratings by credit rating agencies;

•	Adverse outcomes in litigation or other legal or regulatory proceedings involving Kemper or its subsidiaries or affiliates;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Earned Premiums	$1,022.7	$1,059.0	$512.8	$529.8
Net Investment Income	155.4	152.6	74.6	75.2
Other Income	0.4	0.4	0.2	0.2
Net Realized Gains on Sales of Investments	29.2	9.0	2.3	4.1
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(4.7)	(0.9)	(2.3)	(0.4)
Portion of Losses Recognized in Other Comprehensive Income	1.8	—	1.3	—
Net Impairment Losses Recognized in Earnings	(2.9)	(0.9)	(1.0)	(0.4)
Total Revenues	1,204.8	1,220.1	588.9	608.9
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	703.4	800.4	354.2	423.8
Insurance Expenses	321.4	330.1	163.1	167.7
Interest and Other Expenses	49.0	42.7	25.2	20.9
Total Expenses	1,073.8	1,173.2	542.5	612.4
Income (Loss) from Continuing Operations before Income Taxes	131.0	46.9	46.4	(3.5)
Income Tax Benefit (Expense)	(39.9)	(9.0)	(13.9)	5.1
Income from Continuing Operations	91.1	37.9	32.5	1.6
Income from Discontinued Operations	1.3	8.0	1.5	0.7
Net Income	$92.4	$45.9	$34.0	$2.3
Income from Continuing Operations Per Unrestricted Share:
Basic	$1.57	$0.63	$0.56	$0.03
Diluted	$1.57	$0.63	$0.56	$0.03
Net Income Per Unrestricted Share:
Basic	$1.59	$0.77	$0.59	$0.04
Diluted	$1.59	$0.77	$0.59	$0.04
Dividends Paid to Shareholders Per Share	$0.48	$0.48	$0.24	$0.24

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Income	$92.4	$45.9	$34.0	$2.3

Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses)	(283.0)	73.9	(235.0)	72.6
Foreign Currency Translation Adjustments	(0.1)	1.3	0.1	0.6
Amortization of Unrecognized Postretirement Benefit Costs	12.1	7.6	6.7	3.2
Other Comprehensive Income (Loss) Before Income Taxes	(271.0)	82.8	(228.2)	76.4
Other Comprehensive Income Tax Benefit (Expense)	96.8	(29.3)	80.6	(27.0)
Other Comprehensive Income (Loss)	(174.2)	53.5	(147.6)	49.4
Total Comprehensive Income (Loss)	$(81.8)	$99.4	$(113.6)	$51.7

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	June 30, 2013	December 31, 2012
Assets:	(Unaudited)
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2013 - $4,416.3; 2012 - $4,283.8)	$4,701.1	$4,860.2
Equity Securities at Fair Value (Cost: 2013 - $477.2; 2012 - $462.7)	545.0	521.9
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	241.7	253.0
Short-term Investments at Cost which Approximates Fair Value	239.3	327.5
Other Investments	496.0	497.5
Total Investments	6,223.1	6,460.1
Cash	69.5	96.3
Receivables from Policyholders	357.5	369.3
Other Receivables	206.2	206.1
Deferred Policy Acquisition Costs	308.4	303.4
Goodwill	311.8	311.8
Current and Deferred Income Tax Assets	85.7	5.4
Other Assets	258.6	256.7
Total Assets	$7,820.8	$8,009.1
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,189.6	$3,161.6
Property and Casualty	919.0	970.6
Total Insurance Reserves	4,108.6	4,132.2
Unearned Premiums	640.3	650.9
Liabilities for Income Taxes	6.5	21.5
Notes Payable at Amortized Cost (Fair Value: 2013 - $670.7; 2012 - $675.5)	611.9	611.4
Accrued Expenses and Other Liabilities	448.5	431.4
Total Liabilities	5,815.8	5,847.4
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 57,060,815 Shares Issued and Outstanding at June 30, 2013 and 58,454,390 Shares Issued and Outstanding at December 31, 2012	5.7	5.8
Paid-in Capital	709.1	725.0
Retained Earnings	1,151.7	1,118.2
Accumulated Other Comprehensive Income	138.5	312.7
Total Shareholders’ Equity	2,005.0	2,161.7
Total Liabilities and Shareholders’ Equity	$7,820.8	$8,009.1

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
Operating Activities:
Net Income	$92.4	$45.9
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Increase in Deferred Policy Acquisition Costs	(5.0)	(9.5)
Amortization of Life Insurance in Force Acquired and Customer Relationships Acquired	4.2	4.1
Equity in Earnings of Equity Method Limited Liability Investments	(12.2)	(7.8)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	8.0	7.7
Amortization of Investment Securities and Depreciation of Investment Real Estate	8.6	7.1
Net Realized Gains on Sales of Investments	(29.2)	(9.0)
Net Impairment Losses Recognized in Earnings	2.9	0.9
Net Gain on Sale of Portfolio of Automobile Loan Receivables	—	(12.4)
Benefit for Loan Losses	—	(2.0)
Depreciation of Property and Equipment	8.6	6.2
Decrease in Receivables	9.0	12.0
Increase (Decrease) in Insurance Reserves	(24.3)	8.1
Decrease in Unearned Premiums	(10.6)	(0.7)
Change in Income Taxes	0.8	(15.0)
Increase in Accrued Expenses and Other Liabilities	4.8	2.2
Other, Net	18.6	18.9
Net Cash Provided by Operating Activities	76.6	56.7
Investing Activities:
Sales and Maturities of Fixed Maturities	465.7	268.9
Purchases of Fixed Maturities	(572.2)	(191.1)
Sales of Equity Securities	50.7	28.2
Purchases of Equity Securities	(62.8)	(61.7)
Sales of and Return of Investment of Equity Method Limited Liability Investments	18.9	16.4
Acquisitions of Equity Method Limited Liability Investments	(5.3)	(16.1)
Decrease (Increase) in Short-term Investments	87.3	(25.3)
Improvements of Investment Real Estate	(2.7)	(2.7)
Sales of Investment Real Estate	3.8	—
Increase in Other Investments	(3.7)	(4.2)
Acquisition of Software	(9.8)	(14.8)
Disposition of Business, Net of Cash Disposed	3.8	—
Net Proceeds from Sale of Portfolio of Automobile Loan Receivables	—	13.2
Receipts from Automobile Loan Receivables	—	2.0
Other, Net	(5.2)	(4.6)
Net Cash Provided (Used) by Investing Activities	(31.5)	8.2
Financing Activities:
Common Stock Repurchases	(45.1)	(39.3)
Cash Dividends Paid to Shareholders	(27.9)	(28.8)
Cash Exercise of Stock Options	0.1	—
Excess Tax Benefits from Share-based Awards	0.4	0.6
Other, Net	0.6	0.9
Net Cash Used by Financing Activities	(71.9)	(66.6)
Decrease in Cash	(26.8)	(1.7)
Cash, Beginning of Year	96.3	251.2
Cash, End of Period	$69.5	$249.5
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
Accounting Standards Not Yet Adopted
The Financial Accounting Standards Board (“FASB”) issues Accounting Standard Updates (“ASU”) to amend the authoritative literature in the FASB Accounting Standards Codification (“ASC”). There have been eleven ASUs issued in 2013 that amend the original text of the ASC. Except as described in the following paragraph and under the caption “Adoption of New Accounting Standard” below, the ASUs are not expected to have a material impact on the Company.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard is effective for the first interim or annual period beginning on or after December 15, 2013 with early adoption permitted. The standard amends ASC Topic 740, Income Taxes, to provide guidance and reduce diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Except for the changes, if any, in the Company’s presentation, the initial application of the standard will not impact the Company.
Adoption of New Accounting Standard
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard is effective for the first interim or annual period beginning after December 15, 2012. The new standard amends and enhances disclosure requirements by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in a statement of income. The Company adopted the standard in the first quarter of 2013. Except for the additional disclosure requirements, the initial application of the standard did not have an impact on the Company.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2013 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$372.5	$29.8	$(7.1)	$395.2
States and Political Subdivisions	1,333.7	83.6	(16.1)	1,401.2
Canadian Government and Provinces	0.6	—	—	0.6
Corporate Securities:
Bonds and Notes	2,669.9	234.3	(42.4)	2,861.8
Redeemable Preferred Stocks	2.1	2.2	—	4.3
Mortgage and Asset-backed	37.5	1.5	(1.0)	38.0
Investments in Fixed Maturities	$4,416.3	$351.4	$(66.6)	$4,701.1
Included in the fair value of Mortgage and Asset-backed investments at June 30, 2013 are $29.8 million of collateralized loan obligations, $6.7 million of collateralized debt obligations, $1.2 million of non-governmental residential mortgage-backed securities and $0.3 million of other asset-backed securities.
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
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at June 30, 2013 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$115.0	$117.8
Due after One Year to Five Years	641.9	675.9
Due after Five Years to Ten Years	1,259.5	1,295.9
Due after Ten Years	2,182.3	2,383.4
Asset-backed Securities Not Due at a Single Maturity Date	217.6	228.1
Investments in Fixed Maturities	$4,416.3	$4,701.1
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at June 30, 2013 consisted of securities issued by the Government National Mortgage Association with a fair value of $175.3 million, securities issued by the Federal National Mortgage Association with a fair value of $14.3 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $0.5 million and securities of other issuers with a fair value of $38.0 million.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
There were no unsettled sales of Investments in Fixed Maturities at either June 30, 2013 or December 31, 2012. Accrued Expenses and Other Liabilities at June 30, 2013 includes a payable of $6.2 million for purchases of Investments in Fixed Maturities that settled in July 2013. Accrued Expenses and Other Liabilities at December 31, 2012 includes a payable of $1.5 million for purchases of Investments in Fixed Maturities that settled in January 2013.
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at June 30, 2013 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$75.4	$3.3	$(0.9)	$77.8
Other Industries	14.5	5.3	(0.5)	19.3
Common Stocks:
Manufacturing	67.3	27.9	(0.2)	95.0
Other Industries	49.8	17.2	(0.4)	66.6
Other Equity Interests:
Exchange Traded Funds	140.2	0.3	(1.5)	139.0
Limited Liability Companies and Limited Partnerships	130.0	19.9	(2.6)	147.3
Investments in Equity Securities	$477.2	$73.9	$(6.1)	$545.0
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2012 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$75.4	$3.9	$(0.1)	$79.2
Other Industries	18.4	3.8	(0.9)	21.3
Common Stocks:
Manufacturing	67.0	20.9	(0.4)	87.5
Other Industries	59.1	8.1	(0.5)	66.7
Other Equity Interests:
Exchange Traded Funds	119.6	6.3	—	125.9
Limited Liability Companies and Limited Partnerships	123.2	19.5	(1.4)	141.3
Investments in Equity Securities	$462.7	$62.5	$(3.3)	$521.9

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at June 30, 2013 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$89.5	$(7.1)	$0.1	$—	$89.6	$(7.1)
States and Political Subdivisions	216.8	(16.1)	0.3	—	217.1	(16.1)
Corporate Securities:
Bonds and Notes	754.4	(38.6)	59.6	(3.8)	814.0	(42.4)
Mortgage and Asset-backed	23.3	(0.9)	1.6	(0.1)	24.9	(1.0)
Total Fixed Maturities	1,084.0	(62.7)	61.6	(3.9)	1,145.6	(66.6)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	14.2	(0.8)	2.4	(0.1)	16.6	(0.9)
Other Industries	1.4	(0.5)	0.7	—	2.1	(0.5)
Common Stocks:
Manufacturing	2.5	(0.2)	0.2	—	2.7	(0.2)
Other Industries	2.2	(0.4)	0.5	—	2.7	(0.4)
Other Equity Interests:
Exchange Traded Funds	82.2	(1.5)	—	—	82.2	(1.5)
Limited Liability Companies and Limited Partnerships	61.9	(1.9)	6.0	(0.7)	67.9	(2.6)
Total Equity Securities	164.4	(5.3)	9.8	(0.8)	174.2	(6.1)
Total	$1,248.4	$(68.0)	$71.4	$(4.7)	$1,319.8	$(72.7)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. The portions of the declines in the fair values of investments that are determined to be other than temporary are reported as losses in the Condensed Consolidated Statements of Income in the periods when such determinations are made.
Unrealized losses on fixed maturities, which the Company has determined to be temporary at June 30, 2013, were $66.6 million, of which $3.9 million is related to fixed maturities that were in an unrealized loss position for 12 months or longer. Included in the preceding table under the heading “Less Than 12 Months” are unrealized losses of $1.3 million at June 30, 2013 related to securities for which the Company has recognized credit losses in earnings. Included in the preceding table under the heading “12 Months or Longer” are unrealized losses of $0.5 million related to securities for which the Company has recognized credit losses in earnings. Included in the preceding table under the heading “12 Months or Longer” are unrealized losses of $0.1 million at June 30, 2013 related to securities for which the Company has previously recognized foreign currency losses in earnings. Investment-grade fixed maturity investments comprised $61.3 million and below-investment-grade fixed maturity investments comprised $5.3 million of the unrealized losses on investments in fixed maturities at June 30, 2013. Unrealized losses for below-investment-grade fixed maturities included unrealized losses totaling $0.1 million for one issuer that the Company previously recognized foreign currency impairment losses in earnings. For the other remaining below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 5% of the amortized cost basis of the investment. At June 30, 2013, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at June 30, 2013 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
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
The Company concluded that the unrealized losses on its investments in preferred and common stocks at June 30, 2013 were temporary based on the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. By the nature of their underlying investments, the Company believes that its investments in the limited liability partnerships exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities were temporary at June 30, 2013.

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

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Balance at Beginning of Period	$4.6	$3.9	$4.1	$3.8
Additions for Previously Unrecognized OTTI Credit Losses	1.0	—	0.3	—
Reductions to Previously Recognized OTTI Credit Losses	—	(0.1)	—	—
Reductions for Change in Impairment Status:
From Status of Credit Loss to Status of Intent-to-sell or Required-to-sell	(1.1)	—	—	—
Reductions for Investments Sold During Period	(0.1)	(0.2)	—	(0.2)
Balance at End of Period	$4.4	$3.6	$4.4	$3.6
The carrying values of the Company’s Other Investments at June 30, 2013 and December 31, 2012 were:

(Dollars in Millions)	Jun 30, 2013	Dec 31, 2012
Loans to Policyholders at Unpaid Principal	$270.0	$266.3
Real Estate at Depreciated Cost	221.0	226.2
Trading Securities at Fair Value	4.5	4.5
Other	0.5	0.5
Total	$496.0	$497.5

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Property and Casualty Insurance Reserves
Property and Casualty Insurance Reserve activity for the six months ended June 30, 2013 and 2012 was:

	Six Months Ended
(Dollars in Millions)	June 30, 2013	June 30, 2012
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$970.6	$1,029.1
Less Reinsurance Recoverables at Beginning of Year	66.2	74.5
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	904.4	954.6
Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	549.2	632.1
Prior Years:
Continuing Operations	(31.1)	(12.3)
Discontinued Operations	(2.3)	(1.1)
Total Incurred Losses and LAE Related to Prior Years	(33.4)	(13.4)
Total Incurred Losses and LAE	515.8	618.7
Paid Losses and LAE Related to:
Current Year:
Continuing Operations	286.4	326.4
Prior Years:
Continuing Operations	280.6	293.4
Discontinued Operations	7.2	11.3
Total Paid Losses and LAE Related to Prior Years	287.8	304.7
Total Paid Losses and LAE	574.2	631.1
Property and Casualty Insurance Reserves - Net of Reinsurance at End of Period	846.0	942.2
Plus Reinsurance Recoverables at End of Period	73.0	68.0
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$919.0	$1,010.2
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
For the six months ended June 30, 2013, the Company reduced its property and casualty insurance reserves by $33.4 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $31.1 million and commercial lines insurance losses and LAE reserves developed favorably by $2.3 million. Personal automobile insurance losses and LAE reserves developed favorably by $15.6 million, homeowners insurance losses and LAE reserves developed favorably by $11.4 million and other personal lines losses and LAE reserves developed favorably by $4.1 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss patterns than expected for the three most recent accident years. Discontinued operations accounted for all of the commercial lines loss and LAE reserve development.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Property and Casualty Insurance Reserves (continued)
For the six months ended June 30, 2012, the Company reduced its property and casualty insurance reserves by $13.4 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $1.5 million and commercial lines insurance losses and LAE reserves developed favorably by $11.9 million. The commercial lines insurance losses and LAE reserves included favorable development of $10.8 million from continuing operations and $1.1 million from discontinued operations. The commercial lines insurance losses and LAE reserves from continuing operations developed favorably due primarily to the emergence of more favorable loss patterns than expected for the four most recent accident years.
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
Note 4 - Notes Payable
Total debt outstanding at June 30, 2013 and December 31, 2012 was:

(Dollars in Millions)	Jun 30, 2013	Dec 31, 2012
Senior Notes at Amortized Cost:
6.00% Senior Notes due May 15, 2017	$357.6	$357.3
6.00% Senior Notes due November 30, 2015	248.8	248.6
Mortgage Note Payable at Amortized Cost	5.5	5.5
Notes Payable at Amortized Cost	$611.9	$611.4
Kemper has a four-year, $325.0 million, unsecured, revolving credit agreement, expiring March 7, 2016 (the “2016 Credit Agreement”), with a group of financial institutions. The 2016 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2016 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance Company of America (“United”) and Trinity Universal Insurance Company (“Trinity”). Proceeds from advances under the 2016 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings under the 2016 Credit Agreement at either June 30, 2013 or December 31, 2012, and accordingly, $325.0 million was available for future borrowings at such dates.
Interest Expense, including facility fees, accretion of discount and write-off of unamortized issuance costs from the former credit agreement, for the six and three months ended June 30, 2013 and 2012 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Notes Payable under Revolving Credit Agreements	$0.6	$1.3	$0.3	$0.3
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	11.1	11.1	5.6	5.6
6.00% Senior Notes due November 30, 2015	7.7	7.7	3.8	3.8
Mortgage Note Payable	0.2	0.2	0.1	0.1
Interest Expense before Capitalization of Interest	19.6	20.3	9.8	9.8
Capitalization of Interest	(0.5)	(1.4)	(0.2)	(0.6)
Total Interest Expense	$19.1	$18.9	$9.6	$9.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Notes Payable (continued)
Interest paid, including facility fees and credit agreement issuance costs, for the six and three months ended June 30, 2013 and 2012 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Notes Payable under Revolving Credit Agreements	$0.2	$1.7	$0.2	$—
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	10.8	10.8	10.8	10.8
6.00% Senior Notes due November 30, 2015	7.5	7.5	7.5	7.5
Mortgage Note Payable	0.2	0.2	0.1	0.1
Total Interest Paid	$18.7	$20.2	$18.6	$18.4
Note 5 - Long-term Equity-based Compensation Plans
As of June 30, 2013, there were 8,665,088 common shares available for future grants under Kemper’s long-term equity-based compensation plan, of which 553,125 shares were reserved for future grants based on the achievement of performance goals under the terms of outstanding performance-based restricted stock awards. Equity-based compensation expense was $3.0 million and $3.3 million for the six months ended June 30, 2013 and 2012, respectively. Total unamortized compensation expense related to nonvested awards at June 30, 2013 was $7.4 million, which is expected to be recognized over a weighted-average period of 1.5 years.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The assumptions used in the Black-Scholes pricing model for options granted during the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended
	Jun 30, 2013			Jun 30, 2012
Range of Valuation Assumptions
Expected Volatility	39.10%	-	48.23%	29.36%	-	53.84%
Risk-free Interest Rate	0.62	-	1.38	0.16	-	1.26
Expected Dividend Yield	2.83	-	3.00	3.17	-	3.26
Weighted-Average Expected Life in Years
Employee Grants	4	-	7	1	-	7
Director Grants	6			6
Option and stock appreciation right activity for the six months ended June 30, 2013 is presented below:

	Shares Subject to Options	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	3,192,054	$40.53
Granted	283,750	33.20
Exercised	(74,500)	26.29
Forfeited or Expired	(473,756)	42.47
Outstanding at June 30, 2013	2,927,548	$39.86	4.20	$6.0
Vested and Expected to Vest at June 30, 2013	2,884,537	$40.01	4.14	$5.9
Exercisable at June 30, 2013	2,387,983	$42.04	3.21	$3.9

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Long-term Equity-based Compensation Plans (continued)
The weighted-average grant-date fair values of options granted during the six months ended June 30, 2013 and 2012 were $10.20 per option and $9.39 per option, respectively. Total intrinsic value of stock options exercised was $0.4 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively. The total tax benefit realized for tax deductions from option exercises was $0.2 million for the six months ended June 30, 2013. The total tax benefit realized for tax deductions from option exercises was insignificant for the six months ended June 30, 2012. Cash received from option exercises was $0.1 million for the six months ended June 30, 2013. Cash received from option exercises were insignificant for the six months ended June 30, 2012.
Information pertaining to options and stock appreciation rights outstanding at June 30, 2013 is presented below:

			Outstanding			Exercisable
Range of Exercise Prices			Shares Subject to Options	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Life (in Years)	Shares Subject to Options	Weighted- Average Exercise Price Per Share ($)
$10.00	-	$15.00	35,000	$13.55	5.60	35,000	$13.55
15.01	-	20.00	8,000	16.48	5.85	8,000	16.48
20.01	-	25.00	207,500	23.61	6.59	150,062	23.64
25.01	-	30.00	491,250	28.78	7.81	235,873	28.64
30.01	-	35.00	262,750	33.17	9.63	36,000	31.50
35.01	-	40.00	334,000	37.25	4.27	334,000	37.25
40.01	-	45.00	360,618	43.58	1.12	360,618	43.58
45.01	-	50.00	991,722	48.63	2.31	991,722	48.63
50.01	-	55.00	236,708	50.51	0.86	236,708	50.51
10.00	-	55.00	2,927,548	39.86	4.20	2,387,983	42.04
The grant-date fair values of time-based restricted stock awards are determined using the closing price of Kemper common stock on the date of grant. Activity related to nonvested time-based restricted stock for the six months ended June 30, 2013 was as follows:

	Time-Based Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	126,349	$26.19
Granted	71,625	29.95
Vested	(17,000)	15.24
Forfeited	(22,066)	26.12
Nonvested Balance at End of Period	158,908	$29.07

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Long-term Equity-based Compensation Plans (continued)
The grant-date fair values of the performance-based restricted stock awards are determined using the Monte Carlo simulation method. Activity related to nonvested performance-based restricted stock for the six months ended June 30, 2013 was as follows:

	Performance-Based Restricted Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested Balance at Beginning of the Year	187,075	$36.70
Granted	70,675	42.12
Vested	(53,118)	33.14
Forfeited	(20,257)	38.80
Nonvested Balance at End of Period	184,375	$39.57
The initial number of shares awarded to each participant of a performance-based restricted stock award represents the shares that would vest if the performance goals were achieved at the “target” performance level. The final payout of these awards will be determined based on Kemper’s total shareholder return over a three-year performance period relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index. The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based shares for the 2013, 2012, and 2011 three-year performance periods was 64,975 common shares, 62,025 common shares and 57,375 common shares, respectively, at June 30, 2013. For the 2010 three-year performance period, the Company exceeded target performance levels with a payout percentage of 114%. Accordingly, an additional 6,996 shares of stock were issued to award recipients on February 2, 2013 (the “2010 Additional Shares”).
The total fair value of the shares of restricted stock that vested during the six months ended June 30, 2013 and the 2010 Additional Shares that were issued was $2.6 million and the tax benefits for tax deductions realized from such shares was $0.9 million. The total fair value of the shares of restricted stock that vested during the six months ended June 30, 2012 and the additional shares that were issued in connection with the 2009 performance-based restricted stock awards was $2.8 million and the tax benefits for tax deductions realized from such shares was $1.0 million.
The compensation of each member of the Board of Directors who is not employed by the Company (“Non-Employee Director”) includes equity-based compensation awards. Each new Non-Employee Director receives an initial option to purchase 4,000 shares of Kemper common stock immediately upon becoming a director. Thereafter, on the date of each annual meeting of Kemper’s shareholders, eligible Non-Employee Directors automatically receive annual grants of options to purchase 4,000 shares of common stock for so long as they remain eligible directors. Prior to May 1, 2013, such options granted to Non-Employee Directors were exercisable one year from the date of grant at an exercise price equal to the fair market value of Kemper’s common stock on the date of grant and would expire 10 years from the date of grant. Effective May 1, 2013, new grants of such options are are fully vested on the date of grant. In addition to the option awards, effective May 1, 2013, annual awards to each Non-Employee Director include 500 deferred stock units (“DSU”). DSUs give the recipient the right to receive one share of Kemper common stock for each DSU issued. The DSUs granted to Non-Employee Directors are fully vested on the date of grant. Holders of DSUs are entitled to receive dividend equivalents in cash in the amount and at the time that dividends would have been payable if the DSUs were shares of Kemper common stock. Conversion of the DSUs into shares of Kemper’s common stock is deferred until the date a director’s board service terminates. On May 1, 2013, the Company issued 4,000 DSUs at a fair value of $31.50 per DSU.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Income from Continuing Operations Per Unrestricted Share
The Company’s awards of restricted stock contain a right to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the six and three months ended June 30, 2013 and 2012 is as follows:

	Six Months Ended		Three Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
(Dollars in Millions)
Income from Continuing Operations	$91.1	$37.9	$32.5	$1.6
Less Income from Continuing Operations Attributed to Restricted Shares	0.5	0.2	0.2	—
Income from Continuing Operations Attributed to Unrestricted Shares	90.6	37.7	32.3	1.6
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$90.6	$37.7	$32.3	$1.6
(Shares in Thousands)
Weighted-Average Unrestricted Shares Outstanding	57,824.7	59,531.2	57,519.0	59,196.7
Equity-based Compensation Equivalent Shares	110.4	133.9	110.4	137.5
Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	57,935.1	59,665.1	57,629.4	59,334.2
(Per Unrestricted Share in Whole Dollars)
Basic Income from Continuing Operations Per Unrestricted Share	$1.57	$0.63	$0.56	$0.03
Diluted Income from Continuing Operations Per Unrestricted Share	$1.57	$0.63	$0.56	$0.03
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the six and three months ended June 30, 2013 and 2012 because the exercise prices for the options exceeded the average market price is presented below:

	Six Months Ended		Three Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
(Number of Shares in Millions)
Equity-based Compensation Equivalent Shares	2.2	3.0	2.2	2.8
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	2.2	3.0	2.2	2.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income (Loss) Before Income Taxes for the six and three months ended June 30, 2013 and 2012 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$(257.7)	$81.9	$(233.8)	$76.7
Reclassification Adjustment for Amounts Included in Net Income	(25.3)	(8.0)	(1.2)	(4.1)
Unrealized Holding Gains (Losses)	(283.0)	73.9	(235.0)	72.6
Foreign Currency Translation Adjustments	(0.1)	1.3	0.1	0.6
Amortization of Unrecognized Postretirement Benefit Costs	12.1	7.6	6.7	3.2
Other Comprehensive Income (Loss) Before Income Taxes	$(271.0)	$82.8	$(228.2)	$76.4
The components of Other Comprehensive Income Tax Benefit (Expense) for the six and three months ended June 30, 2013 and 2012 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Other Comprehensive Income Tax Benefit (Expense):
Unrealized Holding (Gains) Losses Arising During the Period Before Reclassification Adjustment	$92.2	$(29.0)	$82.6	$(27.2)
Reclassification Adjustment for Amounts Included in Net Income	8.8	2.8	0.4	1.4
Unrealized Holding (Gains) Losses	101.0	(26.2)	83.0	(25.8)
Foreign Currency Translation Adjustment	—	(0.4)	(0.1)	(0.1)
Amortization of Unrecognized Postretirement Benefit Costs	(4.2)	(2.7)	(2.3)	(1.1)
Other Comprehensive Income Tax Benefit (Expense)	$96.8	$(29.3)	$80.6	$(27.0)
The components of Accumulated Other Comprehensive Income (“AOCI”) at June 30, 2013 and December 31, 2012 were:

(Dollars in Millions)	Jun 30, 2013	Dec 31, 2012
Unrealized Gains (Losses) on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$(0.1)	$1.4
Other Unrealized Gains on Investments	227.6	408.1
Foreign Currency Translation Adjustments, Net of Income Taxes	0.6	0.7
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(89.6)	(97.5)
Accumulated Other Comprehensive Income	$138.5	$312.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2013 and 2012:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Reclassification of AOCI from Unrealized Gains and Losses on Available For Sale Securities to:
Net Realized Gains on Sales of Investments	$28.2	$8.9	$2.2	$4.5
Net Impairment Losses Recognized in Earnings	(2.9)	(0.9)	(1.0)	(0.4)
Total Before Income Taxes	25.3	8.0	1.2	4.1
Income Tax Expense	(8.8)	(2.8)	(0.4)	(1.4)
Reclassification from AOCI, Net of Income Taxes	16.5	5.2	0.8	2.7
Reclassification of AOCI from Amortization of Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	(12.1)	(7.6)	(6.7)	(3.2)
Income Tax Benefit	4.2	2.7	2.3	1.1
Reclassification from AOCI, Net of Income Taxes	(7.9)	(4.9)	(4.4)	(2.1)
Total Reclassification from AOCI to Net Income	$8.6	$0.3	$(3.6)	$0.6
Note 8 - Income Taxes
Current and Deferred Income Tax Assets at June 30, 2013 and December 31, 2012 were:

(Dollars in Millions)	Jun 30, 2013	Dec 31, 2012
Current Income Tax Assets	$20.9	$5.4
Deferred Income Tax Assets	64.8	6.6
Valuation Allowance for State Income Taxes	—	(6.6)
Current and Deferred Income Tax Assets	$85.7	$5.4
In 2013, the Company wrote off $6.6 million of deferred state income tax assets that had been previously reserved for in the Valuation Allowance for State Income Taxes at December 31, 2012.
The components of Liabilities for Income Taxes at June 30, 2013 and December 31, 2012 were:

(Dollars in Millions)	Jun 30, 2013	Dec 31, 2012
Deferred Income Tax Liabilities	$—	$15.1
Unrecognized Tax Benefits	6.5	6.4
Liabilities for Income Taxes	$6.5	$21.5
Income taxes paid were $39.5 million and $28.8 million for the six months ended June 30, 2013 and 2012, respectively.
During the second quarter, the Company extended the federal statute of limitations related to its 2007 through 2010 tax years to December 31, 2014. The extension was requested by the Internal Revenue Service (“IRS”) to provide additional time for the IRS to finish processing its audit of the Company’s 2009 and 2010 federal income tax returns and related refund claims and for the IRS to prepare the necessary documentation for the Joint Committee of Taxation's review required by statute. The Company does not anticipate a material modification to the filed returns or the related refunds that have been received.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Pension Benefits and Postretirement Benefits Other Than Pensions
The components of Pension Expense for the six and three months ended June 30, 2013 and 2012 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Service Cost Earned	$5.4	$5.6	$2.7	$2.6
Interest Cost on Projected Benefit Obligation	11.2	11.2	5.7	5.6
Expected Return on Plan Assets	(14.9)	(14.9)	(7.5)	(7.5)
Amortization of Accumulated Unrecognized Actuarial Loss	13.1	9.4	7.2	4.9
Total Pension Expense Recognized	$14.8	$11.3	$8.1	$5.6
The components of Postretirement Benefits Other than Pensions Expense for the six and three months ended June 30, 2013 and 2012 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Service Cost on Benefits Earned	$0.1	$0.1	$—	$—
Interest Cost on Projected Benefit Obligation	0.6	0.8	0.3	0.4
Amortization of Accumulated Unrecognized Actuarial Gain	(0.6)	(0.6)	(0.3)	(0.5)
Total Postretirement Benefits Other than Pensions Expense	$0.1	$0.3	$—	$(0.1)
Note 10 - Business Segments
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through four operating segments: Kemper Preferred, Kemper Specialty, Kemper Direct and Life and Health Insurance.
The Kemper Preferred segment provides preferred and standard risk personal automobile insurance, homeowners insurance and other personal insurance through independent agents. The Kemper Specialty segment provides automobile insurance to individuals and businesses in the non-standard and specialty market through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their adverse driving records or claim or credit histories. The Kemper Direct segment distributes personal automobile insurance and homeowners insurance products through employer-sponsored voluntary benefit programs and other affinity relationships. The Life and Health Insurance segment provides individual life, accident, health and property insurance.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Business Segments (continued)
Segment Revenues for the six and three months ended June 30, 2013 and 2012 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Revenues:
Kemper Preferred:
Earned Premiums	$440.7	$433.0	$221.5	$218.0
Net Investment Income	28.2	22.8	13.2	11.9
Other Income	0.1	0.2	—	0.1
Total Kemper Preferred	469.0	456.0	234.7	230.0
Kemper Specialty:
Earned Premiums	199.8	213.4	100.6	106.6
Net Investment Income	11.4	9.9	5.1	4.7
Other Income	0.2	0.1	0.1	0.1
Total Kemper Specialty	211.4	223.4	105.8	111.4
Kemper Direct:
Earned Premiums	65.5	90.9	31.8	43.9
Net Investment Income	7.0	7.3	3.2	3.7
Total Kemper Direct	72.5	98.2	35.0	47.6
Life and Health Insurance:
Earned Premiums	316.7	321.7	158.9	161.3
Net Investment Income	102.8	105.4	49.8	49.7
Other Income	0.1	0.1	0.1	—
Total Life and Health Insurance	419.6	427.2	208.8	211.0
Total Segment Revenues	1,172.5	1,204.8	584.3	600.0
Net Realized Gains on Sales of Investments	29.2	9.0	2.3	4.1
Net Impairment Losses Recognized in Earnings	(2.9)	(0.9)	(1.0)	(0.4)
Other	6.0	7.2	3.3	5.2
Total Revenues	$1,204.8	$1,220.1	$588.9	$608.9
Segment Operating Profit for the six and three months ended June 30, 2013 and 2012 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Segment Operating Profit (Loss):
Kemper Preferred	$40.1	$(6.0)	$13.7	$(19.1)
Kemper Specialty	4.5	(0.7)	0.3	(5.6)
Kemper Direct	21.2	(8.5)	11.6	(5.5)
Life and Health Insurance	63.1	73.3	31.2	30.3
Total Segment Operating Profit	128.9	58.1	56.8	0.1
Corporate and Other Operating Loss	(24.2)	(19.3)	(11.7)	(7.3)
Total Operating Profit (Loss)	104.7	38.8	45.1	(7.2)
Net Realized Gains on Sales of Investments	29.2	9.0	2.3	4.1
Net Impairment Losses Recognized in Earnings	(2.9)	(0.9)	(1.0)	(0.4)
Income (Loss) from Continuing Operations before Income Taxes	$131.0	$46.9	$46.4	$(3.5)

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Business Segments (continued)
Segment Net Operating Income for the six and three months ended June 30, 2013 and 2012 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Segment Net Operating Income (Loss):
Kemper Preferred	$29.3	$0.1	$10.5	$(10.3)
Kemper Specialty	4.2	1.3	0.7	(2.8)
Kemper Direct	14.6	(4.2)	7.9	(2.9)
Life and Health Insurance	41.5	47.3	20.3	19.5
Total Segment Net Operating Income	89.6	44.5	39.4	3.5
Corporate and Other Net Operating Loss	(15.6)	(11.9)	(7.7)	(4.3)
Consolidated Net Operating Income (Loss)	74.0	32.6	31.7	(0.8)
Unallocated Net Income (Loss) From:
Net Realized Gains on Sales of Investments	19.0	5.9	1.5	2.7
Net Impairment Losses Recognized in Earnings	(1.9)	(0.6)	(0.7)	(0.3)
Income from Continuing Operations	$91.1	$37.9	$32.5	$1.6
Earned Premiums by product line for the six and three months ended June 30, 2013 and 2012 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Life	$196.5	$197.6	$98.6	$99.1
Accident and Health	80.5	82.9	40.3	41.4
Property and Casualty:
Personal Lines:
Automobile	490.3	533.3	244.6	265.6
Homeowners	162.5	155.8	82.1	78.7
Other Personal	67.7	68.7	34.1	34.5
Total Personal Lines	720.5	757.8	360.8	378.8
Commercial Automobile	25.2	20.7	13.1	10.5
Total Earned Premiums	$1,022.7	$1,059.0	$512.8	$529.8

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Discontinued Operations
Summary financial information included in Income from Discontinued Operations for the six and three months ended June 30, 2013 and 2012 is presented below:

	Six Months Ended		Three Months Ended
(Dollars in Millions, Except Per Share Amounts)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Revenues Included in Discontinued Operations:
Net Gain on Sale of Loan Portfolio	$—	$12.4	$—	$1.1

Income (Loss) from Discontinued Operations before Income Taxes:
Results of Operations	$—	$(0.2)	$—	$—
Net Gain on Sale of Loan Portfolio	—	12.4	—	1.1
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	2.1	1.1	2.5	(0.1)
Income from Discontinued Operations before Income Taxes	2.1	13.3	2.5	1.0
Income Tax Expense	(0.8)	(5.3)	(1.0)	(0.3)
Income from Discontinued Operations	$1.3	$8.0	$1.5	$0.7

Income from Discontinued Operations Per Unrestricted Share:
Basic	$0.02	$0.14	$0.03	$0.01
Diluted	$0.02	$0.14	$0.03	$0.01

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
The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at June 30, 2013 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$127.0	$268.2	$—	$395.2
States and Political Subdivisions	—	1,401.2	—	1,401.2
Canadian Government and Provinces	—	0.6	—	0.6
Corporate Securities:
Bonds and Notes	—	2,510.3	351.5	2,861.8
Redeemable Preferred Stocks	—	—	4.3	4.3
Mortgage and Asset-backed	—	1.5	36.5	38.0
Total Investments in Fixed Maturities	127.0	4,181.8	392.3	4,701.1
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	77.8	—	77.8
Other Industries	—	11.0	8.3	19.3
Common Stocks:
Manufacturing	86.8	6.6	1.6	95.0
Other Industries	58.6	1.3	6.7	66.6
Other Equity Interests:
Exchange Traded Funds	139.0	—	—	139.0
Limited Liability Companies and Limited Partnerships	—	—	147.3	147.3
Total Investments in Equity Securities	284.4	96.7	163.9	545.0
Other Investments:
Trading Securities	4.5	—	—	4.5
Total	$415.9	$4,278.5	$556.2	$5,250.6
At June 30, 2013, the Company had unfunded commitments to invest an additional $120.4 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests.

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

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted Average Yield
Investment Grade Private Placements	Market Yield	$111.4	1.2%	-	6.4%	4.4%
Non-investment Grade:
Senior Debt	Market Yield	65.2	5.6	-	13.1	8.6
Junior Debt	Market Yield	158.3	9.7	-	21.6	14.1
Other Debt	Various	16.6
Bonds and Notes Classified as Level 3		$351.5
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the six months ended June 30, 2013 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$361.0	$4.7	$0.1	$13.3	$141.3	$520.4
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(0.9)	(0.4)	0.1	(0.1)	(0.2)	(1.5)
Included in Other Comprehensive Income	(8.1)	—	(0.6)	3.1	(0.8)	(6.4)
Purchases	75.6	—	34.6	0.6	18.0	128.8
Settlements	(73.1)	—	(0.1)	—	(11.0)	(84.2)
Sales	—	—	—	(0.3)	—	(0.3)
Transfers into Level 3	2.8	—	2.4	—	—	5.2
Transfers out of Level 3	(5.8)	—	—	—	—	(5.8)
Balance at End of Period	$351.5	$4.3	$36.5	$16.6	$147.3	$556.2
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended June 30, 2013 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$343.5	$4.4	$31.2	$14.6	$143.9	$537.6
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(0.1)	(0.1)	0.1	(0.1)	—	(0.2)
Included in Other Comprehensive Income	(4.3)	—	(0.3)	1.6	1.5	(1.5)
Purchases	36.9	—	5.6	0.5	7.5	50.5
Settlements	(27.3)	—	(0.1)	—	(5.6)	(33.0)
Transfers into Level 3	2.8	—	—	—	—	2.8
Balance at End of Period	$351.5	$4.3	$36.5	$16.6	$147.3	$556.2
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 or Levels 1 and 3 for the six and three months ended June 30, 2013. The transfers into and out of Level 3 for the six and three months ended June 30, 2013 were due to changes in the availability of market observable inputs.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the six months ended June 30, 2012 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$235.1	$6.1	$0.3	$13.5	$93.1	$348.1
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	2.1	—	—	3.2	0.3	5.6
Included in Other Comprehensive Income	0.7	0.1	—	(0.8)	(3.0)	(3.0)
Purchases	85.5	—	—	1.2	27.0	113.7
Settlements	(41.4)	(1.6)	(0.1)	—	(7.5)	(50.6)
Sales	(0.5)	—	—	(3.7)	—	(4.2)
Transfers into Level 3	0.9	—	—	—	—	0.9
Transfers out of Level 3	(6.1)	—	—	—	—	(6.1)
Balance at End of Period	$276.3	$4.6	$0.2	$13.4	$109.9	$404.4
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended June 30, 2012 is presented below:

	Fixed Maturities			Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$259.2	$6.3	$0.3	$12.3	$106.5	$384.6
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	2.0	—	—	—	—	2.0
Included in Other Comprehensive Income	(0.2)	(0.1)	—	0.4	(4.1)	(4.0)
Purchases	40.7	—	—	0.7	11.0	52.4
Settlements	(25.2)	(1.6)	(0.1)	—	(3.5)	(30.4)
Sales	(0.2)	—	—	—	—	(0.2)
Balance at End of Period	$276.3	$4.6	$0.2	$13.4	$109.9	$404.4
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
Certain state insurance regulators, legislators and treasurers are involved in an array of initiatives that could result in significant changes to unclaimed property laws and claims handling practices with respect to life insurance policies. These initiatives seek, in various ways, to impose a new duty on the part of life insurance companies to proactively search for deaths of their insureds prior to the submission of death claims by the insureds’ beneficiaries as required under standard life insurance policy forms.
Legislation enacted in Kentucky, Maryland, Montana, Nevada, New York, North Dakota and Vermont, with varying effective dates between January 1, 2013 and July 1, 2014 require life insurance companies to compare their in-force policy records on a regular basis against the database of reported deaths maintained by the Social Security Administration or a similar database or resource (a “Death Master File”). Legislation of this type has also been introduced and is pending in Massachusetts. One state, New Mexico, has enacted legislation that also requires in-force policy record comparisons, but exempts life insurance companies, like the Company, that have not previously utilized a Death Master File, and instead only requires that such companies conduct Death Master File comparisons for life insurance policies and contracts issued and delivered in New Mexico after the legislation’s July 1, 2013 effective date. Alabama, which had previously enacted a statute similar to those enacted in the first seven states referenced above, recently amended its statute to limit the policies required to be compared against a Death Master File only to policies issued on or after January 1, 2016. The Company cannot predict whether or when other states will introduce or enact legislation of the types described above, or the exact form or approach that such legislation might take.
In November 2012, the Company filed a declaratory judgment action in state court in Kentucky asking the court to construe the Kentucky Unclaimed Life Insurance Benefit Act (the “Kentucky Act,” one of the enacted statutes referenced above) such that it would only apply prospectively - i.e., only with respect to those life insurance policies issued on or after the effective date of the Kentucky Act, - consistent with what the Company believes are the requirements of applicable Kentucky statutory law and Kentucky and federal constitutional provisions. On April 1, 2013, the trial court denied the Company’s motion for summary judgment and held that the requirements of the Kentucky Act apply to life insurance policies issued before the Kentucky Act’s January 1, 2013 effective date. The Company believes that the court did not correctly apply governing law and has appealed the trial court’s decision to the Kentucky Court of Appeals, which has issued a stay of enforcement of the Kentucky Act against the Company pending the appeal. The Company does not expect the outcome of this appeal to be known before the second half of 2014.
In July 2013, the Company filed a declaratory judgment action in state court in Maryland, asking the court to construe a Maryland statute, known as “An Act Concerning Life Insurance and Annuities, Unfair Claim Settlement Practices, Failure to Search the Death Master File,” to apply only to policies issued in Maryland after the effective date of that statute for essentially the same reasons asserted in the Kentucky proceeding. The case is in the early stages, and the State of Maryland defendants have not yet filed any responsive pleadings.
Kemper’s life insurance companies are currently the subject of an unclaimed property compliance audit (the “Unclaimed Property Audit”) by a private audit firm retained by the treasurers of thirty-eight states (the “Audit Firm”). On July 17, 2013, the Company was informed that the California State Controller (the “CA Controller”) had filed a complaint for injunctive relief in the Superior Court of Sacramento County against Kemper and its life insurance companies, alleging a failure on the part of such companies to produce information requested by the Audit Firm on behalf of the CA Controller as a part of the Unclaimed Property Audit. The Company has not yet been served with the complaint but, based upon a preliminary review of a copy of the complaint that accompanied a public announcement of the litigation by the CA Controller, Kemper believes that the suit is without merit and intends to defend its position vigorously. The results of the Unclaimed Property Audit and the related California litigation cannot be predicted at the time of filing of this Form 10-Q.
Kemper's life insurance companies have for more than a year been the subject of a market conduct examination by one state insurance regulator regarding their claim settlement and policy administration practices and specifically regarding compliance with such state's unclaimed property statute. During the second quarter of 2013, five other states joined this examination (the “Multi-State Exam”), and Kemper's life insurance companies subsequently received requests for the production of a significant volume of additional information. Such companies are assessing these developments and the results of the Multi-State Exam cannot be predicted at the time of filing of this Form 10-Q.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13 - Contingencies (continued)
The Company continues to maintain that states lack authority to establish new requirements that have the effect of changing the terms of existing life insurance policies in the ways described above. If state officials are successful in applying such new requirements retroactively to existing life insurance policies, it will fundamentally alter the responsibilities of the parties to such policies by effectively eliminating contract terms that condition claim settlement and payment on the receipt of “due proof of death” of an insured. The outcome of the various state initiatives could have a significant effect on, including acceleration of, the payment and/or escheatment of policy benefits and significantly increase claims handling costs. The Company cannot reasonably estimate the amount of loss, if any, that the Company would recognize if it were subjected to such requirements on a retroactive basis.
Note 14 - Related Parties
Mr. Fayez Sarofim, who served as a director of Kemper until May 1, 2013, is the Chairman of the Board, Chief Executive Officer and the majority shareholder of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. Mr. Christopher B. Sarofim, who was elected as a director of Kemper on May 1, 2013, is Vice Chairman of FS&C. Kemper’s subsidiary, Trinity, had $140.4 million in assets managed by FS&C at June 30, 2013, under an agreement with FS&C whereby FS&C provides investment management services with respect to certain assets of Trinity for a fee based on the fair market value of the assets under management. Such agreement is terminable by either party at any time upon 30 days advance written notice. Investment expenses incurred in connection with such agreement were $0.2 million and $0.2 million for the six months ended June 30, 2013 and June 30, 2012, respectively.
FS&C also provides investment management services with respect to certain funds of the Company’s defined benefit pension plan. The Company’s defined benefit pension plan had $129.9 million in assets managed by FS&C at June 30, 2013, under an agreement with FS&C whereby FS&C provides investment management services with respect to certain assets of the defined benefit pension plan for a fee based on the fair market value of the assets under management. Such agreement is terminable by either party at any time upon 30 days advance written notice. Investment expenses incurred in connection with such agreement were $0.2 million and $0.1 million for the six months ended June 30, 2013 and June 30, 2012, respectively.
With respect to the Company’s defined contribution plans, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. Participants in the Company’s defined contribution plans had allocated $20.4 million for investment in the Dreyfus Appreciation Fund at June 30, 2013, representing 6.3% of the total amount invested in the Company’s defined contribution plans at June 30, 2013.
The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.
Note 15 - Relationships with Mutual Insurance Companies
Trinity and Capitol County Mutual Fire Insurance Company (“Capitol”) are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by Capitol, subject to a cap for ceded losses for dwelling coverage. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. Trinity and Old Reliable Casualty Company (“ORCC”), a subsidiary of Capitol, are also parties to a quota share reinsurance agreement whereby prior to 2013, Trinity assumed 100% of the business written by ORCC. In the second quarter of 2013, ORCC received regulatory approval to amend its agreement with Trinity, effective January 1, 2013, whereby Trinity continues to assume 100% of the business written by ORCC, subject to a cap for ceded losses for dwelling coverage.
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
Net Income
Net Income was $92.4 million ($1.59 per unrestricted common share) for the six months ended June 30, 2013, compared to $45.9 million ($0.77 per unrestricted common share) for the same period in 2012. Net Income was $34.0 million ($0.59 per unrestricted common share) for the three months ended June 30, 2013, compared to $2.3 million ($0.04 per unrestricted common share) for the same period in 2012.
Income from Continuing Operations was $91.1 million ($1.57 per unrestricted common share) for the six months ended June 30, 2013, compared to $37.9 million ($0.63 per unrestricted common share) for the same period in 2012. Income from Continuing Operations was $32.5 million ($0.56 per unrestricted common share) for the three months ended June 30, 2013, compared to $1.6 million ($0.03 per unrestricted common share) for the same period in 2012.
A reconciliation of Segment Net Operating Income to Net Income for the six and three months ended June 30, 2013 and 2012 is presented below:

	Six Months Ended			Three Months Ended
(Dollars in Millions)	Jun 30, 2013	Jun 30, 2012	Increase (Decrease)	Jun 30, 2013	Jun 30, 2012	Increase (Decrease)
Segment Net Operating Income (Loss):
Kemper Preferred	$29.3	$0.1	$29.2	$10.5	$(10.3)	$20.8
Kemper Specialty	4.2	1.3	2.9	0.7	(2.8)	3.5
Kemper Direct	14.6	(4.2)	18.8	7.9	(2.9)	10.8
Life and Health Insurance	41.5	47.3	(5.8)	20.3	19.5	0.8
Total Segment Net Operating Income	89.6	44.5	45.1	39.4	3.5	35.9
Corporate and Other Net Operating Loss	(15.6)	(11.9)	(3.7)	(7.7)	(4.3)	(3.4)
Consolidated Net Operating Income (Loss)	74.0	32.6	41.4	31.7	(0.8)	32.5
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	19.0	5.9	13.1	1.5	2.7	(1.2)
Net Impairment Losses Recognized in Earnings	(1.9)	(0.6)	(1.3)	(0.7)	(0.3)	(0.4)
Income from Continuing Operations	91.1	37.9	53.2	32.5	1.6	30.9
Income from Discontinued Operations	1.3	8.0	(6.7)	1.5	0.7	0.8
Net Income	$92.4	$45.9	$46.5	$34.0	$2.3	$31.7
Revenues
Earned Premiums were $1,022.7 million for the six months ended June 30, 2013, compared to $1,059.0 million for the same period in 2012, a decrease of $36.3 million. Earned Premiums for the six months ended June 30, 2013 decreased by $25.4 million, $13.6 million and $5.0 million in the Kemper Direct, Kemper Specialty and Life and Health Insurance segments, respectively, and increased by $7.7 million in the Kemper Preferred segment. Earned Premiums were $512.8 million for the three months ended June 30, 2013, compared to $529.8 million for the same period in 2012, a decrease of $17.0 million. Earned Premiums for the three months ended June 30, 2013 decreased by $12.1 million, $6.0 million and $2.4 million in the Kemper Direct, Kemper Specialty and Life and Health Insurance segments, respectively, and increased by $3.5 million in the Kemper Preferred segment.
Net Investment Income increased by $2.8 million for the six months ended June 30, 2013, compared to the same period in 2012, due primarily to higher dividends on Equity Securities, higher income from Equity Method Limited Liability Investments and higher investment income from real estate investments, partially offset by lower interest and dividends on Fixed Maturities. Net Investment Income decreased by $0.6 million for the three months ended June 30, 2013, compared to the same period in 2012, due primarily to lower interest and dividends on Fixed Maturities, partially offset by higher dividends on Equity Securities and higher income from Equity Method Limited Liability Investments.

Summary of Results (continued)
Net Realized Gains on Sales of Investments were $29.2 million for the six months ended June 30, 2013, compared to $9.0 million for the same period in 2012. Net Realized Gains on Sales of Investments were $2.3 million for the three months ended June 30, 2013, compared to $4.1 million for the same period in 2012. Net Impairment Losses Recognized in Earnings were $2.9 million for the six months ended June 30, 2013, compared to $0.9 million for the same period in 2012. Net Impairment Losses Recognized in Earnings were $1.0 million for the three months ended June 30, 2013, compared to $0.4 million for the same period in 2012. The Company cannot predict if or when similar investment gains or losses may occur in the future.
Catastrophes
Catastrophe losses and LAE (excluding loss and LAE reserve development from prior accident years) were $38.1 million and $27.0 million for the six and three months ended June 30, 2013, compared to $67.2 million and $55.8 million for the same periods in 2012. Catastrophe losses and LAE (excluding loss and LAE reserve development) by business segment for the six and three months ended June 30, 2013 and 2012 are presented below:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Kemper Preferred	$29.3	$53.3	$22.3	$44.8
Kemper Specialty	3.5	3.8	2.4	3.7
Kemper Direct	1.8	4.4	1.2	2.3
Life and Health Insurance	3.5	5.7	1.1	5.0
Total Catastrophe Losses and LAE	$38.1	$67.2	$27.0	$55.8
The number of catastrophic events and catastrophe losses and LAE (excluding loss and LAE reserve development) by range of loss for the six months ended June 30, 2013 and 2012 are presented below:

	Six Months Ended
	Jun 30, 2013		Jun 30, 2012
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	16	$31.7	12	$12.6
$5 - $10	1	6.4	6	41.2
$10 - $15	—	—	1	13.4
Total	17	$38.1	19	$67.2
As shown in the preceding table, catastrophe losses and LAE (excluding loss and LAE reserve development) decreased for the six months ended June 30, 2013, compared to the same period in 2012, due primarily to lower severity. The six events in the $5 million to $10 million range and the one event in the $10 million to $15 million range for the six months ended June 30, 2012 were related to hail and /or wind events in either Texas, Colorado or the midwest and mid-Atlantic states.

Loss and LAE Reserve Development
Increases (decreases) in the Company’s property and casualty loss and LAE reserves for the six and three months ended June 30, 2013 and 2012 to recognize adverse (favorable) loss and LAE reserve development from prior accident years in continuing operations, hereinafter also referred to as “reserve development” in the discussion of segment results, is presented below:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Kemper Preferred:
Non-catastrophe	$(11.9)	$(2.3)	$(5.1)	$(1.7)
Catastrophe	(6.3)	(4.4)	(4.9)	(4.1)
Total	(18.2)	(6.7)	(10.0)	(5.8)
Kemper Specialty:
Non-catastrophe	1.2	0.4	0.6	1.4
Catastrophe	0.1	0.1	—	—
Total	1.3	0.5	0.6	1.4
Kemper Direct:
Non-catastrophe	(13.5)	(6.0)	(7.7)	(2.1)
Catastrophe	(0.5)	(0.1)	(0.3)	(0.1)
Total	(14.0)	(6.1)	(8.0)	(2.2)
Life and Health Insurance:
Non-catastrophe	0.2	(0.3)	—	—
Catastrophe	(0.4)	0.3	—	—
Total	(0.2)	—	—	—
Decrease in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	(24.0)	(8.2)	(12.2)	(2.4)
Catastrophe	(7.1)	(4.1)	(5.2)	(4.2)
Decrease in Total Loss and LAE Reserves Related to Prior Years	$(31.1)	$(12.3)	$(17.4)	$(6.6)
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
A reconciliation of Consolidated Net Operating Income to Income from Continuing Operations for the six and three months ended June 30, 2013 and 2012 is presented below:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Consolidated Net Operating Income (Loss)	$74.0	$32.6	$31.7	$(0.8)
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	19.0	5.9	1.5	2.7
Net Impairment Losses Recognized in Earnings	(1.9)	(0.6)	(0.7)	(0.3)
Income from Continuing Operations	$91.1	$37.9	$32.5	$1.6
There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Income (Loss) for the six and three months ended June 30, 2013 and 2012.
The preceding non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall profitability of the Company’s businesses.

Kemper Preferred
Selected financial information for the Kemper Preferred segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Net Premiums Written	$432.1	$440.0	$226.3	$233.0
Earned Premiums:
Automobile	$254.6	$254.6	$127.5	$128.0
Homeowners	158.2	151.0	80.0	76.3
Other Personal	27.9	27.4	14.0	13.7
Total Earned Premiums	440.7	433.0	221.5	218.0
Net Investment Income	28.2	22.8	13.2	11.9
Other Income	0.1	0.2	—	0.1
Total Revenues	469.0	456.0	234.7	230.0
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	292.5	294.8	144.6	149.8
Catastrophe Losses and LAE	29.3	53.3	22.3	44.8
Prior Years:
Non-catastrophe Losses and LAE	(11.9)	(2.3)	(5.1)	(1.7)
Catastrophe Losses and LAE	(6.3)	(4.4)	(4.9)	(4.1)
Total Incurred Losses and LAE	303.6	341.4	156.9	188.8
Insurance Expenses	125.3	120.6	64.1	60.3
Operating Profit (Loss)	40.1	(6.0)	13.7	(19.1)
Income Tax Benefit (Expense)	(10.8)	6.1	(3.2)	8.8
Segment Net Operating Income (Loss)	$29.3	$0.1	$10.5	$(10.3)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	66.4%	68.0%	65.2%	68.7%
Current Year Catastrophe Losses and LAE Ratio	6.6	12.3	10.1	20.6
Prior Years Non-catastrophe Losses and LAE Ratio	(2.7)	(0.5)	(2.3)	(0.8)
Prior Years Catastrophe Losses and LAE Ratio	(1.4)	(1.0)	(2.2)	(1.9)
Total Incurred Loss and LAE Ratio	68.9	78.8	70.8	86.6
Incurred Expense Ratio	28.4	27.9	28.9	27.7
Combined Ratio	97.3%	106.7%	99.7%	114.3%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	66.4%	68.0%	65.2%	68.7%
Incurred Expense Ratio	28.4	27.9	28.9	27.7
Underlying Combined Ratio	94.8%	95.9%	94.1%	96.4%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	94.8%	95.9%	94.1%	96.4%
Current Year Catastrophe Losses and LAE Ratio	6.6	12.3	10.1	20.6
Prior Years Non-catastrophe Losses and LAE Ratio	(2.7)	(0.5)	(2.3)	(0.8)
Prior Years Catastrophe Losses and LAE Ratio	(1.4)	(1.0)	(2.2)	(1.9)
Combined Ratio as Reported	97.3%	106.7%	99.7%	114.3%

Kemper Preferred (continued)
Catastrophe Frequency and Severity

	Six Months Ended
	Jun 30, 2013		Jun 30, 2012
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	17	$29.3	15	$27.8
$5 - $10	—	—	3	25.5
Total	17	$29.3	18	$53.3
Insurance Reserves

(Dollars in Millions)	Jun 30, 2013	Dec 31, 2012
Insurance Reserves:
Automobile	$278.5	$287.6
Homeowners	119.8	123.7
Other Personal	38.1	41.0
Insurance Reserves	$436.4	$452.3
Insurance Reserves:
Loss Reserves:
Case	$274.4	$284.7
Incurred but Not Reported	101.8	105.5
Total Loss Reserves	376.2	390.2
LAE Reserves	60.2	62.1
Insurance Reserves	$436.4	$452.3

Earned Premiums in the Kemper Preferred segment increased by $7.7 million for the six months ended June 30, 2013, compared to the same period in 2012. Higher average premium contributed $15.7 million to the increase, while lower volume accounted for a decrease of $8.0 million. Earned premiums in homeowners insurance increased by $7.2 million as higher average premium increased earned premiums by $11.0 million, while lower volume of homeowners insurance accounted for a decrease of $3.8 million in earned premiums. Earned premiums in automobile insurance were flat, as a $3.8 million increase in earned premiums from higher average premium was offset by a decrease of $3.8 million in earned premiums from lower volume of automobile insurance.
Earned Premiums in the Kemper Preferred segment increased by $3.5 million for the three months ended June 30, 2013, compared to the same period in 2012. Higher average premium contributed $9.6 million to the overall increase, while lower volume accounted for a decrease of $6.1 million. Earned premiums in homeowners insurance increased by $3.7 million as higher average premium increased earned premiums by $6.4 million, while lower volume of homeowners insurance accounted for a decrease of $2.7 million in earned premiums. Earned premiums in automobile insurance decreased by $0.5 million as lower volume accounted for a decrease of $3.0 million in earned premiums, while higher average premium accounted for an increase of $2.5 million in earned premiums.
Net Investment Income in the Kemper Preferred segment increased by $5.4 million for the six months ended June 30, 2013, compared to the same period in 2012, due primarily to higher dividends on equity securities, higher net investment income from Equity Method Limited Liability Investments and higher levels of investments allocated to the Kemper Preferred segment, partially offset by lower yields on investments in fixed maturities. The Kemper Preferred segment reported net investment income from Equity Method Limited Liability Investments of $4.9 million in 2013, compared to $2.2 million in 2012.

Kemper Preferred (continued)
Net Investment Income in the Kemper Preferred segment increased by $1.3 million for the three months ended June 30, 2013, compared to the same period in 2012, due primarily to higher dividends on equity securities, higher levels of investments allocated to the Kemper Preferred segment and higher net investment income from Equity Method Limited Liability Investments, partially offset by lower yields on investments in fixed maturities. The Kemper Preferred segment reported net investment income from Equity Method Limited Liability Investments of $1.4 million in 2013, compared to $0.8 million in 2012.
Operating Profit in the Kemper Preferred segment increased by $46.1 million before taxes for the six months ended June 30, 2013, compared to the same period in 2012, due primarily to lower incurred catastrophe losses and LAE, higher levels of favorable loss and LAE reserve development, lower underlying losses and LAE as a percentage of earned premiums and higher net investment income, partially offset by higher insurance expenses as a percentage of earned premiums. Catastrophe losses and LAE (excluding development) were $29.3 million in 2013, compared to $53.3 million in 2012. Favorable loss and LAE reserve development (including catastrophe development) was $18.2 million in 2013, compared to $6.7 million in 2012. Underlying incurred losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Underlying losses and LAE as a percentage of earned premiums improved due to lower underlying losses as a percentage of earned premiums in homeowners insurance and other personal insurance, offset by higher underlying losses and LAE as a percentage of earned premiums in automobile insurance. The Kemper Preferred segment continues to take actions intended to improve profitability, including additional rate increases, enhanced pricing segmentation, higher deductibles, especially for wind or hail events, and other underwriting actions.
Operating Profit in the Kemper Preferred segment increased by $32.8 million before taxes for the three months ended June 30, 2013, compared to the same period in 2012, due primarily to lower incurred catastrophe losses and LAE, lower underlying losses and LAE as a percentage of earned premiums, higher levels of favorable loss and LAE reserve development and higher net investment income, partially offset by higher insurance expenses as a percentage of earned premiums. Catastrophe losses and LAE (excluding development) were $22.3 million in 2013, compared to $44.8 million in 2012. Favorable loss and LAE reserve development (including catastrophe development) was $10.0 million in 2013, compared to $5.8 million in 2012. Underlying losses and LAE as a percentage of earned premiums improved due to lower underlying losses as a percentage of earned premiums in homeowners insurance and other personal insurance, offset by higher underlying losses and LAE as a percentage of earned premiums in automobile insurance.
Automobile insurance incurred losses and LAE were $190.0 million, or 74.6% of automobile insurance earned premiums, for the six months ended June 30, 2013, compared to $191.5 million, or 75.2% of automobile insurance earned premiums, for the same period in 2012. Automobile insurance incurred losses as a percentage of automobile earned premiums decreased due primarily to lower incurred catastrophe losses and LAE (excluding development) and a favorable impact from the change in the level of loss and LAE reserve development, partially offset by higher underlying losses and LAE as a percentage of automobile insurance earned premiums. Catastrophe losses and LAE (excluding development) were $2.7 million in 2013, compared to $5.5 million in 2012. Favorable loss and LAE reserve development was $3.6 million in 2013, compared to adverse loss and LAE reserve development of $1.5 million in 2012. Underlying losses and LAE as a percentage of automobile insurance earned premiums were 75.0% in 2013, compared to 72.4% in 2012. Underlying losses and LAE as a percentage of automobile insurance earned premiums increased due primarily to higher severity of bodily injury losses, higher frequency of collision claims and higher severity of collision losses, partially offset by higher average premium.
Automobile insurance incurred losses and LAE were $96.2 million, or 75.5% of automobile insurance earned premiums, for the three months ended June 30, 2013, compared to $99.4 million, or 77.7% of automobile insurance earned premiums, for the same period in 2012. Automobile insurance incurred losses as a percentage of automobile earned premiums decreased due primarily to lower incurred catastrophe losses and LAE (excluding development) and a higher level of favorable loss and LAE reserve development, partially offset by higher underlying losses and LAE as a percentage of automobile insurance earned premiums. Catastrophe losses and LAE (excluding development) were $1.6 million in 2013, compared to $4.9 million in 2012. Favorable loss and LAE reserve development was $2.0 million in 2013, compared to $0.2 million in 2012. Underlying losses and LAE as a percentage of automobile insurance earned premiums were 75.8% in 2013, compared to 74.1% in 2012. Underlying losses and LAE as a percentage of automobile insurance earned premiums increased due primarily to higher frequency of bodily injury claims, higher severity of bodily injury losses and higher severity of property damage losses, partially offset by higher average premium.
Homeowners insurance incurred losses and LAE were $104.8 million, or 66.2% of homeowners insurance earned premiums, for the six months ended June 30, 2013, compared to $134.6 million, or 89.1% of homeowners insurance earned premiums, for the same period in 2012. Homeowners insurance incurred losses and LAE as a percentage of homeowners insurance earned

Kemper Preferred (continued)
premiums decreased due primarily to lower catastrophe losses and LAE (excluding development), lower underlying losses and LAE as a percentage of homeowners insurance earned premiums and a higher level of favorable loss and LAE reserve development. Catastrophe losses and LAE (excluding development) were $26.0 million in 2013, compared to $44.9 million in 2012. Favorable loss and LAE reserve development was $10.4 million in 2013, compared to $6.0 million in 2012. Underlying losses and LAE as a percentage of homeowners insurance earned premiums were 56.4% in 2013, compared to 63.3% in 2012. Underlying losses and LAE as a percentage of homeowners insurance earned premiums decreased due primarily to higher average premium, lower frequency of claims and lower severity of homeowners insurance losses.
Homeowners insurance incurred losses and LAE were $56.9 million, or 71.1% of homeowners insurance earned premiums, for the three months ended June 30, 2013, compared to $81.2 million, or 106.4% of homeowners insurance earned premiums, for the same period in 2012. Homeowners insurance incurred losses and LAE as a percentage of homeowners insurance earned premiums decreased due primarily to lower catastrophe losses and LAE (excluding development) and lower underlying losses and LAE as a percentage of homeowners insurance earned premiums. Catastrophe losses and LAE (excluding development) were $20.3 million in 2013, compared to $37.4 million in 2012. Favorable loss and LAE reserve development was $5.0 million in 2013, compared to $4.7 million in 2012. Underlying losses and LAE as a percentage of homeowners insurance earned premiums were 51.9% in 2013, compared to 63.6% in 2012. Underlying losses and LAE as a percentage of homeowners insurance earned premiums decreased due primarily to higher average premium and lower frequency of claims.
Other personal insurance incurred losses and LAE were $8.8 million, or 31.5% of other personal insurance earned premiums, for the six months ended June 30, 2013, compared to $15.3 million, or 55.8% of other personal insurance earned premiums, for the same period in 2012. Other personal insurance incurred losses and LAE as a percentage of other personal insurance earned premiums decreased due primarily to lower catastrophe losses and LAE (excluding development), lower underlying losses and LAE as a percentage of other personal insurance earned premiums and a higher level of favorable loss and LAE reserve development. Catastrophe losses and LAE (excluding development) were $0.6 million in 2013, compared to $2.9 million in 2012. Favorable loss and LAE reserve development was $4.2 million in 2013, compared to $2.2 million in 2012. Underlying losses and LAE as a percentage of other personal insurance earned premiums were 44.3% in 2013, compared to 53.2% in 2012. Underlying losses and LAE as a percentage of other personal insurance earned premiums decreased due primarily to lower frequency of umbrella liability insurance claims and lower frequency of claims in other insurance lines, partially offset by higher severity of losses in umbrella liability insurance and other insurance lines.
Other personal insurance incurred losses and LAE were $3.8 million, or 27.1% of other personal insurance earned premiums, for the three months ended June 30, 2013, compared to $8.2 million, or 59.9% of other personal insurance earned premiums, for the same period in 2012. Other personal insurance incurred losses and LAE as a percentage of other personal insurance earned premiums decreased due primarily to lower catastrophe losses and LAE (excluding development), a higher level of favorable loss and LAE reserve development and lower underlying losses and LAE as a percentage of other personal insurance earned premiums. Catastrophe losses and LAE (excluding development) were $0.4 million in 2013, compared to $2.5 million in 2012. Favorable loss and LAE reserve development was $3.0 million in 2013, compared to $0.9 million in 2012. Underlying losses and LAE as a percentage of other personal insurance earned premiums were 45.6% in 2013, compared to 48.3% in 2012.
Insurance Expenses increased by $4.7 million and $3.8 million for the six and three months ended June 30, 2013, respectively, compared to the same periods in 2012, due primarily to higher expenses for agency bonus commissions, higher regulatory audit and examination costs and higher information technology expenses.
The Kemper Preferred segment reported Segment Net Operating Income of $29.3 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively. The Kemper Preferred segment reported Segment Net Operating Income of $10.5 million for the three months ended June 30, 2013, compared to Segment Net Operating Loss of $10.3 million for the same period in 2012. The Kemper Preferred segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $8.9 million for the six months ended June 30, 2013, compared to $11.4 million for the same period in 2012. Tax-exempt investment income and dividends received deductions were $3.9 million for the three months ended June 30, 2013, compared to $5.8 million for the same period in 2012.

Kemper Specialty
Selected financial information for the Kemper Specialty segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Net Premiums Written	$203.5	$216.3	$95.1	$98.6
Earned Premiums:
Personal Automobile	$174.6	$192.7	$87.5	$96.1
Commercial Automobile	25.2	20.7	13.1	10.5
Total Earned Premiums	199.8	213.4	100.6	106.6
Net Investment Income	11.4	9.9	5.1	4.7
Other Income	0.2	0.1	0.1	0.1
Total Revenues	211.4	223.4	105.8	111.4
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	159.0	175.2	80.3	89.0
Catastrophe Losses and LAE	3.5	3.8	2.4	3.7
Prior Years:
Non-catastrophe Losses and LAE	1.2	0.4	0.6	1.4
Catastrophe Losses and LAE	0.1	0.1	—	—
Total Incurred Losses and LAE	163.8	179.5	83.3	94.1
Insurance Expenses	43.1	44.6	22.2	22.9
Operating Profit (Loss)	4.5	(0.7)	0.3	(5.6)
Income Tax Benefit (Expense)	(0.3)	2.0	0.4	2.8
Segment Net Operating Income (Loss)	$4.2	$1.3	$0.7	$(2.8)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	79.5%	82.1%	79.8%	83.5%
Current Year Catastrophe Losses and LAE Ratio	1.8	1.8	2.4	3.5
Prior Years Non-catastrophe Losses and LAE Ratio	0.6	0.2	0.6	1.3
Prior Years Catastrophe Losses and LAE Ratio	0.1	—	—	—
Total Incurred Loss and LAE Ratio	82.0	84.1	82.8	88.3
Incurred Expense Ratio	21.6	20.9	22.1	21.5
Combined Ratio	103.6%	105.0%	104.9%	109.8%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	79.5%	82.1%	79.8%	83.5%
Incurred Expense Ratio	21.6	20.9	22.1	21.5
Underlying Combined Ratio	101.1%	103.0%	101.9%	105.0%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	101.1%	103.0%	101.9%	105.0%
Current Year Catastrophe Losses and LAE Ratio	1.8	1.8	2.4	3.5
Prior Years Non-catastrophe Losses and LAE Ratio	0.6	0.2	0.6	1.3
Prior Years Catastrophe Losses and LAE Ratio	0.1	—	—	—
Combined Ratio as Reported	103.6%	105.0%	104.9%	109.8%

Kemper Specialty (continued)
Insurance Reserves

(Dollars in Millions)	Jun 30, 2013	Dec 31, 2012
Insurance Reserves:
Personal Automobile	$156.6	$164.8
Commercial Automobile	49.3	43.9
Other	6.8	7.2
Insurance Reserves	$212.7	$215.9
Insurance Reserves:
Loss Reserves:
Case	$129.1	$130.9
Incurred but Not Reported	47.9	48.3
Total Loss Reserves	177.0	179.2
LAE Reserves	35.7	36.7
Insurance Reserves	$212.7	$215.9
Earned Premiums in the Kemper Specialty segment decreased by $13.6 million for the six months ended June 30, 2013, compared to the same period in 2012, due primarily to lower earned premiums for personal automobile insurance, partially offset by higher earned premiums for commercial automobile insurance. Earned premiums in personal automobile insurance decreased by $18.1 million in 2013, compared to 2012, as lower volume of personal automobile insurance decreased personal automobile insurance earned premiums by $30.9 million, while higher average premium accounted for a $12.8 million increase in earned premiums. Personal automobile insurance policies in force were approximately 237,000 at June 30, 2013, compared to 260,000 at the beginning of 2013 and 302,000 at the beginning of 2012. Commercial automobile insurance earned premiums increased by $4.5 million in 2013, compared to 2012, due primarily to higher volume from an increase in new business production.
Earned Premiums in the Kemper Specialty segment decreased by $6.0 million for the three months ended June 30, 2013, compared to the same period in 2012, due primarily to lower earned premiums for personal automobile insurance, partially offset by higher earned premiums for commercial automobile insurance. Personal automobile insurance earned premiums decreased by $8.6 million in 2013, compared to 2012, as lower volume of personal automobile insurance decreased earned premiums by $15.8 million, while higher average premium accounted for a $7.2 million increase in earned premiums. Commercial automobile insurance earned premiums increased by $2.6 million in 2013, compared to 2012, due primarily to higher volume from an increase in new business production.
Net Investment Income in the Kemper Specialty segment increased by $1.5 million for the six months ended June 30, 2013, compared to the same period in 2012, due primarily to higher dividends on equity securities and higher net investment income from Equity Method Limited Liability Investments, partially offset by lower yields on investments in fixed maturities. The Kemper Specialty segment reported net investment income of $2.0 million from Equity Method Limited Liability Investments in 2013, compared to $0.9 million for 2012.
Net Investment Income in the Kemper Specialty segment increased by $0.4 million for the three months ended June 30, 2013, compared to the same period in 2012, due primarily to higher dividends on equity securities and higher net investment income from Equity Method Limited Liability Investments, partially offset by lower yields on investments in fixed maturities. The Kemper Specialty segment reported net investment income of $0.6 million from Equity Method Limited Liability Investments in 2013, compared to $0.3 million for 2012.
Operating Profit in the Kemper Specialty segment increased by $5.2 million before taxes and $5.9 million before taxes for the six and three months ended June 30, 2013, respectively, compared to the same periods in 2012, due primarily to higher operating profit in personal automobile insurance, offset by lower operating profit in commercial automobile insurance.
Personal automobile insurance operating results improved by $19.6 million before taxes for the six months ended June 30, 2013, compared to the same period in 2012, due primarily to a lower level of adverse loss and LAE reserve development and lower underlying losses and LAE as a percentage of personal automobile insurance earned premiums. Adverse loss and LAE reserve development (including catastrophe development) was $1.3 million for the six months ended June 30, 2013, compared

Kemper Specialty (continued)
to $11.3 million for the same period in 2012. Underlying losses and LAE were $136.8 million, or 78.3% of personal automobile insurance earned premiums, for the six months ended June 30, 2013, compared to $159.3 million, or 82.7% of personal automobile insurance earned premiums, for the same period in 2012. Personal automobile insurance underlying losses and LAE as a percentage of personal automobile insurance earned premiums decreased due primarily to higher average premium.
Personal automobile insurance operating results improved by $13.8 million before taxes for the three months ended June 30, 2013, compared to the same period in 2012, due primarily to a lower level of adverse loss and LAE reserve development and lower underlying losses and LAE as a percentage of personal automobile insurance earned premiums. Adverse loss and LAE reserve development on personal automobile insurance was $1.3 million for the three months ended June 30, 2013, compared to $6.1 million for the same period in 2012. Underlying losses and LAE were $67.5 million, or 77.2% of personal automobile insurance earned premiums, for the three months ended June 30, 2013, compared to $81.7 million, or 85.1% of personal automobile insurance earned premiums, for the same period in 2012. Personal automobile insurance underlying losses and LAE as a percentage of personal automobile insurance earned premiums decreased due primarily to higher average premium.
The Kemper Specialty segment reported commercial automobile insurance operating losses of $0.6 million before taxes for the six months ended June 30, 2013, compared to operating income of $13.8 million for the same period in 2012. Operating results declined due primarily to the unfavorable impact of loss and LAE reserve development, higher underlying losses and LAE as a percentage of commercial automobile insurance earned premiums and higher insurance expenses as a percentage of commercial automobile insurance earned premiums. Loss and LAE reserve development on commercial automobile insurance was not significant for the six months ended June 30, 2013, as adverse development of $1.2 million related to the 2012 accident year was offset by $1.2 million of favorable reserve development related to 2011 and prior accident years. Favorable loss and LAE reserve development was $10.8 million for the six months ended June 30, 2012. Underlying losses and LAE as a percentage of commercial automobile insurance earned premiums were 88.1% for the six months ended June 30, 2013, compared to 76.8% in 2012, and increased due primarily to higher severity associated with bodily injury claims.
Commercial automobile insurance operating profit decreased by $7.9 million for the three months ended June 30, 2013, compared to the same period 2012, due primarily to a lower level of favorable loss and LAE reserve development, higher underlying losses and LAE as a percentage of commercial automobile insurance earned premiums and higher insurance expenses as a percentage of commercial automobile insurance earned premiums, partially offset by higher net investment income. Favorable loss and LAE reserve development on commercial automobile insurance was $0.7 million for the three months ended June 30, 2013, comprised of favorable development of $0.4 million related to the 2012 accident year and $0.3 million of favorable reserve development related to 2011 and prior accident years. Favorable loss and LAE reserve development was $4.7 million for the three months ended June 30, 2012. Underlying losses and LAE as a percentage of commercial automobile insurance earned premiums were 97.6% for the three months ended June 30, 2013, compared to 69.5% in 2012, and increased due primarily to higher severity associated with bodily injury claims.
Insurance expenses as a percentage of earned premiums increased by 0.7 percentage points and 0.6 percentage points for the for the six and three months ended June 30, 2013, respectively, compared to the same periods in 2012, due primarily to higher expenses associated with information technology initiatives.
The Kemper Specialty segment reported Segment Net Operating Income of $4.2 million and $0.7 million for the six and three months ended June 30, 2013, respectively, compared to Segment Net Operating Income of $1.3 million and Segment Net Operating Loss of $2.8 million for the same periods in 2012. The Kemper Specialty segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $3.6 million for the six months ended June 30, 2013, compared to $4.9 million for the same period in 2012. Tax-exempt investment income and dividends received deductions were $1.6 million for the three months ended June 30, 2013, compared to $2.2 million for the same period in 2012.

Kemper Direct
Selected financial information for the Kemper Direct segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Net Premiums Written	$58.7	$79.6	$27.5	$35.7
Earned Premiums:
Automobile	$61.1	$86.0	$29.6	$41.5
Homeowners	4.3	4.8	2.1	2.4
Other Personal	0.1	0.1	0.1	—
Total Earned Premiums	65.5	90.9	31.8	43.9
Net Investment Income	7.0	7.3	3.2	3.7
Total Revenues	72.5	98.2	35.0	47.6
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	45.9	77.7	21.4	37.9
Catastrophe Losses and LAE	1.8	4.4	1.2	2.3
Prior Years:
Non-catastrophe Losses and LAE	(13.5)	(6.0)	(7.7)	(2.1)
Catastrophe Losses and LAE	(0.5)	(0.1)	(0.3)	(0.1)
Total Incurred Losses and LAE	33.7	76.0	14.6	38.0
Insurance Expenses	17.6	30.7	8.8	15.1
Operating Profit (Loss)	21.2	(8.5)	11.6	(5.5)
Income Tax Benefit (Expense)	(6.6)	4.3	(3.7)	2.6
Segment Net Operating Income (Loss)	$14.6	$(4.2)	$7.9	$(2.9)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	70.2%	85.5%	67.2%	86.4%
Current Year Catastrophe Losses and LAE Ratio	2.7	4.8	3.8	5.2
Prior Years Non-catastrophe Losses and LAE Ratio	(20.6)	(6.6)	(24.2)	(4.8)
Prior Years Catastrophe Losses and LAE Ratio	(0.8)	(0.1)	(0.9)	(0.2)
Total Incurred Loss and LAE Ratio	51.5	83.6	45.9	86.6
Incurred Expense Ratio	26.9	33.8	27.7	34.4
Combined Ratio	78.4%	117.4%	73.6%	121.0%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	70.2%	85.5%	67.2%	86.4%
Incurred Expense Ratio	26.9	33.8	27.7	34.4
Underlying Combined Ratio	97.1%	119.3%	94.9%	120.8%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	97.1%	119.3%	94.9%	120.8%
Current Year Catastrophe Losses and LAE Ratio	2.7	4.8	3.8	5.2
Prior Years Non-catastrophe Losses and LAE Ratio	(20.6)	(6.6)	(24.2)	(4.8)
Prior Years Catastrophe Losses and LAE Ratio	(0.8)	(0.1)	(0.9)	(0.2)
Combined Ratio as Reported	78.4%	117.4%	73.6%	121.0%

Kemper Direct (continued)
Insurance Reserves

(Dollars in Millions)	Jun 30, 2013	Dec 31, 2012
Insurance Reserves:
Automobile	$154.0	$173.3
Homeowners	2.8	2.7
Other	2.0	1.8
Insurance Reserves	$158.8	$177.8
Insurance Reserves:
Loss Reserves:
Case	$105.5	$115.4
Incurred but Not Reported	34.9	39.7
Total Loss Reserves	140.4	155.1
LAE Reserves	18.4	22.7
Insurance Reserves	$158.8	$177.8
In 2012, the Company announced that the Kemper Direct segment would continue to solicit business for its worksite and affinity programs and would place its direct-to-consumer operations in run-off. The Company expects positive earnings from the run-off as a result of premium rate increases and further optimization of operations. Kemper Direct expects that its policies in-force will decline 25% to 35% in 2013 as a result of this and other actions. In line with this expectation, Earned Premiums in the Kemper Direct segment decreased by $25.4 million and $12.1 million for the six and three months ended June 30, 2013, respectively, compared to the same periods in 2012, due primarily to lower volume, partially offset by higher average premium rates.
Net Investment Income in the Kemper Direct segment decreased by $0.3 million and $0.5 million for the six and three months ended June 30, 2013, respectively, compared to the same periods in 2012, due primarily to lower levels of investments allocated to the Kemper Direct segment, partially offset by higher dividends on equity securities and higher net investment income from Equity Method Limited Liability Investments. Net investment income from Equity Method Limited Liability Investments was $1.2 million for the six months ended June 30, 2013, compared to $0.7 million for the same period in 2012. Net investment income from Equity Method Limited Liability Investments was $0.3 million for the three months ended June 30, 2013, compared to $0.2 million for the same period in 2012.
The Kemper Direct segment reported Operating Profit of $21.2 million before taxes for the six months ended June 30, 2013, compared to an Operating Loss of $8.5 million before taxes for the same period in 2012. The Kemper Direct segment reported Operating Profit of $11.6 million before taxes for the three months ended June 30, 2013, compared to an Operating Loss of $5.5 million before taxes for the same period in 2012. Operating results improved in the Kemper Direct segment for the six and three months ended June 30, 2013, compared to 2012, due primarily to lower underlying losses and LAE, higher levels of favorable reserve development, lower insurance expenses and lower catastrophe losses and LAE.
Incurred losses and LAE were $33.7 million, or 51.5% as a percentage of earned premiums, for the six months ended June 30, 2013, compared to $76.0 million, or 83.6% as a percentage of earned premiums, for the same period in 2012. Incurred losses and LAE were $14.6 million, or 45.9% as a percentage of earned premiums, for the three months ended June 30, 2013, compared to $38.0 million, or 86.6% as a percentage of earned premiums, for the same period in 2012. Incurred losses and LAE decreased for the six and three months ended June 30, 2013, compared to 2012, due primarily to the impact of lower earned premiums, lower underlying losses and LAE as a percentage of earned premiums, higher levels of favorable loss and LAE reserve development and lower incurred catastrophe losses and LAE (excluding development). Underlying losses and LAE as a percentage of earned premiums were 70.2% for the six months ended June 30, 2013, compared to 85.5% in 2012. Underlying losses and LAE as a percentage of earned premiums were 67.2% for the three months ended June 30, 2013, compared to 86.4% in 2012. Underlying losses and LAE as a percentage of earned premiums decreased for the six and three months ended June 30, 2013, compared to 2012, due primarily to lower severity of automobile insurance losses and lower frequency of automobile insurance claims. Favorable loss and LAE reserve development was $14.0 million and $8.0 million for the six and three months ended June 30, 2013, respectively, compared to $6.1 million and $2.2 million in 2012.

Kemper Direct (continued)
Catastrophe losses and LAE (excluding development) were $1.8 million and $1.2 million for the six and three months ended June 30, 2013, respectively, compared to $4.4 million and $2.3 million in 2012.
Insurance expenses were $17.6 million, or 26.9% of earned premiums, for the six months ended June 30, 2013, compared to $30.7 million, or 33.8% of earned premiums, for the same period in 2012. Insurance expenses were $8.8 million, or 27.7% of earned premiums, for the three months ended June 30, 2013, compared to $15.1 million, or 34.4% of earned premiums, for the same period in 2012. Insurance Expenses as a percentage of earned premiums decreased for the six and three months ended June 30, 2013, compared to 2012, due primarily to reduced salaries and marketing related expenses.
Kemper Direct reported Segment Net Operating Income of $14.6 million for the six months ended June 30, 2013, compared to Segment Net Operating Loss of $4.2 million for the same period in 2012. Kemper Direct reported Segment Net Operating Income of $7.9 million for the three months ended June 30, 2013, compared to Segment Net Operating Loss of $2.9 million for the same period in 2012. The Kemper Direct segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $2.2 million for the six months ended June 30, 2013, compared to $3.7 million for the same period in 2012. Tax-exempt investment income and dividends received deductions were $0.9 million for the three months ended June 30, 2013, compared to $1.9 million for the same period in 2012.

Life and Health Insurance
Selected financial information for the Life and Health Insurance segment follows:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Earned Premiums:
Life	$196.5	$197.6	$98.6	$99.1
Accident and Health	80.5	82.9	40.3	41.4
Property	39.7	41.2	20.0	20.8
Total Earned Premiums	316.7	321.7	158.9	161.3
Net Investment Income	102.8	105.4	49.8	49.7
Other Income	0.1	0.1	0.1	—
Total Revenues	419.6	427.2	208.8	211.0
Policyholders’ Benefits and Incurred Losses and LAE	202.3	203.5	99.4	102.9
Insurance Expenses	154.2	150.4	78.2	77.8
Operating Profit	63.1	73.3	31.2	30.3
Income Tax Expense	(21.6)	(26.0)	(10.9)	(10.8)
Segment Net Operating Income	$41.5	$47.3	$20.3	$19.5
Insurance Reserves

(Dollars in Millions)	June 30, 2013	December 31, 2012
Insurance Reserves:
Future Policyholder Benefits	$3,133.3	$3,103.1
Incurred Losses and LAE Reserves:
Life	34.3	36.8
Accident and Health	22.0	21.7
Property	5.7	7.0
Total Incurred Losses and LAE Reserves	62.0	65.5
Insurance Reserves	$3,195.3	$3,168.6
Earned Premiums in the Life and Health Insurance segment decreased by $5.0 million and $2.4 million for the six and three months ended June 30, 2013, respectively, compared to the same periods in 2012. Earned premiums on life insurance decreased by $1.1 million and $0.5 million for the six and three months ended June 30, 2013, respectively, compared to the same periods in 2012, due primarily to lower volume of insurance. Earned premiums on accident and health insurance decreased by $2.4 million and $1.1 million for the six and three months ended June 30, 2013, respectively, compared to the same periods in 2012, due primarily to lower volume of insurance resulting from the suspension of sales of certain health insurance products, partially offset by higher volume of supplemental health insurance products and higher average premium. Reserve National Insurance Company (“Reserve National”) has been adapting its business model in response to the Health Care Acts and suspended sales of certain health insurance products at the end of 2011 and began transitioning its sales to supplemental health insurance products that are not expected to be as severely impacted by the Health Care Acts. Earned premiums on property insurance decreased by $1.5 million and $0.8 million for the six and three months ended June 30, 2013, respectively, compared to the same periods in 2012, due primarily to lower volume of insurance from the run-off and, in certain geographical areas, the non-renewal of dwelling coverage, partially offset by the impact of non-renewing the Life and Health Insurance segment’s catastrophe reinsurance program. Catastrophe reinsurance premiums reduced earned premiums by $1.0 million and $0.5 million for the six and three months ended June 30, 2012, respectively.
Net Investment Income decreased by $2.6 million for the six months ended June 30, 2013, compared to the same period in 2012, due primarily to lower book yields on fixed maturities, partially offset by a higher level of investments in fixed maturities and higher real estate investment income from the early termination of one tenant’s lease. Net Investment Income increased by $0.1 million for the three months ended June 30, 2013, compared to the same period in 2012, due primarily to a higher level of investments in fixed maturities and higher investment income from Equity Method Limited Liability Investments, partially

Life and Health Insurance (continued)
offset by lower book yields on fixed maturities. Net investment income from Equity Method Limited Liability Investments was $1.1 million in 2013, compared to a net investment loss of $0.3 million in 2012.
Operating Profit in the Life and Health Insurance segment was $63.1 million before taxes for the six months ended June 30, 2013, compared to $73.3 million for the same period in 2012. Policyholders’ Benefits and Incurred Losses and LAE decreased by $1.2 million in 2013 due primarily to lower underlying losses on property insurance and lower catastrophe losses and LAE, partially offset by higher incurred accident and health insurance losses and higher policyholders’ benefits on life insurance. Policyholders’ benefits on life insurance were $137.4 million in 2013, compared to $135.7 million in 2012, an increase of $1.7 million. Policyholder benefits on life insurance increased due primarily to slightly higher mortality rates. Incurred accident and health insurance losses were $47.9 million, or 59.5% of accident and health insurance earned premiums, in 2013, compared to $45.0 million, or 54.3% of accident and health insurance earned premiums, in 2012. Incurred accident and health insurance losses as a percentage of accident and health insurance earned premiums increased due primarily to higher severity of accident and health insurance losses, partially offset by lower frequency of claims. Incurred Losses and LAE on property insurance were $17.0 million, or 42.8% of property insurance earned premiums, in 2013, compared to $22.8 million, or 55.3% of property insurance earned premiums in 2012. Underlying losses and LAE on property insurance were $13.7 million, or 34.5% of property insurance earned premiums, in 2013, compared to $17.1 million, or 41.5% of property insurance earned premiums, in 2012 and decreased due primarily to lower severity of insurance losses. Catastrophe losses and LAE (excluding development) were $3.5 million in 2013, compared to $5.7 million in 2012. Expenses in the Life and Health Insurance segment increased by $3.8 million in 2013, compared to 2012, due primarily to higher legal costs and start-up expenses to expand Reserve National’s distribution channels, partially offset by lower commissions.
Operating Profit in the Life and Health Insurance segment was $31.2 million before taxes for the three months ended June 30, 2013, compared to $30.3 million for the same period in 2012. Policyholders’ Benefits and Incurred Losses and LAE decreased by $3.5 million in 2013 due primarily to lower underlying losses on property insurance, lower catastrophe losses and LAE and lower policyholders’ benefits on life insurance, partially offset by higher incurred accident and health insurance losses. Policyholders’ benefits on life insurance were $66.8 million in 2013, compared to $67.7 million in 2012, a decrease of $0.9 million. Incurred accident and health insurance losses were $25.2 million, or 62.5% of accident and health insurance earned premiums, in 2013, compared to $21.7 million, or 52.4% of accident and health insurance earned premiums, in 2012. Incurred Losses and LAE on property insurance were $7.4 million, or 37.0% of property insurance earned premiums, in 2013, compared to $13.5 million, or 64.9% of property insurance earned premiums in 2012. Underlying losses and LAE on property insurance were $6.3 million, or 31.5% of property insurance earned premiums, in 2013, compared to $8.5 million, or 40.9% of property insurance earned premiums, in 2012. Catastrophe losses and LAE (excluding development) were $1.1 million in 2013, compared to $5.0 million in 2012. Expenses in the Life and Health Insurance segment increased by $0.4 million in 2013, compared to 2012, due primarily to higher legal costs and start-up expenses to expand Reserve National’s distribution channels, partially offset by lower commissions.
Segment Net Operating Income in the Life and Health Insurance segment was $41.5 million for the six months ended June 30, 2013, compared to $47.3 million in 2012. Segment Net Operating Income in the Life and Health Insurance segment was $20.3 million for the three months ended June 30, 2013, compared to $19.5 million in 2012.
Certain state insurance regulators, legislators and treasurers are involved in an array of initiatives that could result in significant changes to unclaimed property laws and claims handling practices with respect to life insurance policies. These initiatives seek, in various ways, to impose a new duty on the part of life insurers to proactively search for deaths of their insureds. It is the Company’s position that state officials lack authority to impose new requirements that change existing life insurance contracts. See Item 1A., “Risk Factors,” of Part II under the caption “Changes in state enforcement of unclaimed property laws and related insurance claims handling practices could have a significant effect on (including an acceleration of) the payment and/or escheatment of life insurance death benefits relative to what is currently contemplated by Kemper and significantly increase claims handling costs, Note 13, “Contingencies,” to the Condensed Consolidated Financial Statements and MD&A, “Liquidity and Capital Resources” for additional information about these matters.

Investment Results
Investment Income
Net Investment Income for the six and three months ended June 30, 2013 and 2012 was:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Investment Income:
Interest and Dividends on Fixed Maturities	$117.7	$126.0	$58.6	$63.8
Dividends on Equity Securities	17.8	11.4	9.0	6.2
Short-term Investments	—	0.1	—	0.1
Loans to Policyholders	9.7	9.3	4.8	4.6
Real Estate	14.0	13.0	6.6	6.6
Equity Method Limited Liability Investments	12.2	7.8	3.6	1.1
Other	—	0.1	—	0.1
Total Investment Income	171.4	167.7	82.6	82.5
Investment Expenses:
Real Estate	12.3	12.4	6.0	6.1
Other Investment Expenses	3.7	2.7	2.0	1.2
Total Investment Expenses	16.0	15.1	8.0	7.3
Net Investment Income	$155.4	$152.6	$74.6	$75.2
Net Investment Income was $155.4 million and $152.6 million for the six months ended June 30, 2013 and 2012, respectively. Net Investment Income increased by $2.8 million in 2013 due primarily to higher dividends on equity securities, higher investment income from Equity Method Limited Liability Investments and higher investment income from real estate investments, partially offset by lower Interest and Dividends on Fixed Maturities. Dividends on Equity Securities increased by $6.4 million due primarily to higher distributions from, and higher levels of, investments in limited liability companies and limited partnerships classified as Other Equity Interests and higher levels of investments in exchange traded funds. Investment income from Equity Method Limited Liability Investments increased by $4.4 million due to higher investment returns. Investment income from real estate increased by $1.0 million due primarily to income from the early termination of one tenant’s lease. Interest and Dividends on Fixed Maturities decreased by $8.3 million in 2013 due primarily to lower book yields.
Net Investment Income was $74.6 million and $75.2 million for the three months ended June 30, 2013 and 2012, respectively. Net Investment Income decreased by $0.6 million in 2013 due primarily to lower Interest and Dividends on Fixed Maturities, partially offset by higher Dividends on Equity Securities and higher investment income from Equity Method Limited Liability Investments. Interest and Dividends on Fixed Maturities decreased by $5.2 million in 2013 due primarily to lower book yields. Dividends on Equity Securities increased by $2.8 million due primarily to higher levels of, and higher distributions from, investments in limited liability companies and limited partnerships classified as Other Equity Interests and higher levels of investments in exchange traded funds. Investment income from Equity Method Limited Liability Investments increased by $2.5 million due to higher investment returns.

Investment Results (continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the six and three months ended June 30, 2013 and 2012 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Fixed Maturities:
Gains on Sales	$27.1	$4.5	$1.4	$4.1
Equity Securities:
Gains on Sales	1.2	4.6	0.8	0.5
Losses on Sales	(0.1)	(0.2)	—	(0.2)
Real Estate:
Gains on Sales	0.6	—	—	—
Other Investments:
Gains on Sales	0.3	—	0.2	—
Losses on Sales	(0.1)	—	(0.1)	—
Net Gains (Losses) on Trading Securities	0.2	0.1	—	(0.3)
Net Realized Gains on Sales of Investments	$29.2	$9.0	$2.3	$4.1

Gross Gains on Sales	$29.2	$9.1	$2.4	$4.6
Gross Losses on Sales	(0.2)	(0.2)	(0.1)	(0.2)
Net Gains (Losses) on Trading Securities	0.2	0.1	—	(0.3)
Net Realized Gains on Sales of Investments	$29.2	$9.0	$2.3	$4.1
In the first quarter of 2013, the Company sold $138.5 million of Corporate Bonds and Notes in conjunction with a comprehensive review of the prospects of each issuer in the Company’s publicly-traded corporate bond portfolio. Realized Gains on Sales of Fixed Maturities for the six months ended June 30, 2013 include realized gains of $24.8 million from such sales.
Net Impairment Losses Recognized in Earnings
The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2013 and 2012 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012
Fixed Maturities	$(2.2)	$(0.4)	$(0.5)	$(0.4)
Equity Securities	(0.7)	(0.5)	(0.5)	—
Net Impairment Losses Recognized in Earnings	$(2.9)	$(0.9)	$(1.0)	$(0.4)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Income in the period that the declines are determined to be other-than-temporary. Net Impairment Losses Recognized in the Condensed Consolidated Statements of Income for the six months ended June 30, 2013 include losses of $0.8 million due to the Company’s intent to sell or requirement to sell bonds of two issuers. Net Impairment Losses Recognized in the Condensed Consolidated Statements of Income for the six months ended June 30, 2013 include losses of $1.4 million from other-than-temporary declines in the fair values of investments in fixed maturities of two issuers. Net Impairment Losses Recognized in the Condensed Consolidated Statements of Income for the six months ended June 30, 2013 include losses of $0.7 million from other-than-temporary declines in the fair values of investments in equity securities of four issuers.

Investment Results (continued)
Net Impairment Losses Recognized in Earnings (continued)
Net Impairment Losses Recognized in the Condensed Consolidated Statements of Income for the six and three months ended June 30, 2012 include losses of $0.4 million due to the Company’s intent to sell bonds of one issuer. Net Impairment Losses Recognized in the Condensed Consolidated Statements of Income for the six months ended June 30, 2012 includes losses of $0.5 million from other-than-temporary declines in the fair values of investments in equity securities of two issuers.
Total Comprehensive Investment Gains (Losses)
Total Comprehensive Investment Gains (Losses) are comprised of Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings that are reported in the Condensed Consolidated Statements of Income and unrealized investment gains and losses that are not reported in the Condensed Consolidated Statements of Income, but rather are reported in the Condensed Consolidated Statement of Comprehensive Income. The components of Total Comprehensive Investment Gains (Losses) for the six and three months ended June 30, 2013 and 2012 were:

	Six Months Ended		Three Months Ended
(Dollars in Millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Fixed Maturities:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	$27.1	$4.5	$1.4	$4.1
Net Impairment Losses Recognized in Earnings	(2.2)	(0.4)	(0.5)	(0.4)
Total Recognized in Condensed Consolidated Statements of Income	24.9	4.1	0.9	3.7
Recognized in Other Comprehensive Gains (Losses)	(291.7)	62.0	(229.2)	79.2
Total Comprehensive Investment Gains (Losses) on Fixed Maturities	(266.8)	66.1	(228.3)	82.9
Equity Securities:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	1.2	4.6	0.8	0.5
Losses on Sales	(0.1)	(0.2)	—	(0.2)
Net Impairment Losses Recognized in Earnings	(0.7)	(0.5)	(0.5)	—
Total Recognized in Condensed Consolidated Statements of Income	0.4	3.9	0.3	0.3
Recognized in Other Comprehensive Gains (Losses)	8.6	13.2	(5.7)	(6.0)
Total Comprehensive Investment Gains (Losses) on Equity Securities	9.0	17.1	(5.4)	(5.7)
Real Estate:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	0.6	—	—	—
Other Investments:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	0.3	—	0.2	—
Losses on Sales	(0.1)	—	(0.1)	—
Trading Securities Net Gains (Losses)	0.2	0.1	—	(0.3)
Total Recognized in Condensed Consolidated Statements of Income	0.4	0.1	0.1	(0.3)
Total Comprehensive Investment Gains (Losses)	$(256.8)	$83.3	$(233.6)	$76.9
Recognized in Condensed Consolidated Statements of Income	$26.3	$8.1	$1.3	$3.7
Recognized in Other Comprehensive Income (Loss)	(283.1)	75.2	(234.9)	73.2
Total Comprehensive Investment Gains (Losses)	$(256.8)	$83.3	$(233.6)	$76.9

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At June 30, 2013, 94% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poors (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Services (“Moody’s”); a rating of AAA, AA, A or BBB from Fitch Ratings (“Fitch”) or a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at June 30, 2013 and December 31, 2012:

		Jun 30, 2013		Dec 31, 2012
NAIC Rating	S & P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,256.6	69.3%	$3,319.1	68.3%
2	BBB	1,137.8	24.2	1,199.0	24.7
3-4	BB, B	124.3	2.6	158.9	3.2
5-6	CCC or Lower	182.4	3.9	183.2	3.8
Total Investments in Fixed Maturities		$4,701.1	100.0%	$4,860.2	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $5.3 million and $4.3 million at June 30, 2013 and December 31, 2012, respectively.
At June 30, 2013, the Company had $199.1 million of bonds issued by states and political subdivisions that had been pre-refunded with U.S. Government and Government Agencies and Authorities obligations held in trust for the full payment of principal and interest. At June 30, 2013, the Company had $1,202.1 million of investments in bonds issued by states and political subdivisions, commonly referred to as “municipal bonds,” that had not been pre-refunded, of which $87.1 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment credit-risk strategy is to focus on the underlying credit rating of the issuer and not to rely on the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the underlying rating of over 96% of the Company’s entire municipal bond portfolio that has not been pre-refunded is AA or higher.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at June 30, 2013 and December 31, 2012:

	Jun 30, 2013		Dec 31, 2012
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$395.2	6.4%	$428.9	6.6%
Pre-refunded with U.S. Government and Government Agencies and Authorities Held in Trust	199.1	3.2	288.5	4.5
States	615.7	9.9	545.1	8.4
Political Subdivisions	136.9	2.2	122.9	1.9
Revenue Bonds	449.5	7.2	444.9	6.9
Canadian Government and Provinces	0.6	—	—	—
Total Investments in Governmental Fixed Maturities	$1,797.0	28.9%	$1,830.3	28.3%
The Company’s short-term investments primarily consist of overnight repurchase agreements, money market funds and U.S. Treasuries. At June 30, 2013, the Company had $83.1 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government, $111.5 million invested in money market funds which primarily invest in U.S. Treasury securities and $32.0 million of U.S. Treasury bills. At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at June 30, 2013 and December 31, 2012:

	Jun 30, 2013		Dec 31, 2012
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,273.6	20.5%	$1,371.1	21.2%
Finance, Insurance and Real Estate	762.1	12.2	780.8	12.1
Transportation, Communication and Utilities	285.1	4.6	289.2	4.5
Services	279.3	4.5	298.6	4.6
Mining	145.5	2.3	143.4	2.2
Retail Trade	68.8	1.1	66.5	1.0
Wholesale Trade	63.6	1.0	57.8	0.9
Agriculture, Forestry and Fishing	18.6	0.3	19.2	0.3
Other	7.5	0.1	3.3	0.1
Total Investments in Non-governmental Fixed Maturities	$2,904.1	46.6%	$3,029.9	46.9%
Eighty-three companies comprised over 75% of the Company’s fixed maturity exposure to the Manufacturing industry at June 30, 2013, with the largest single exposure, Merck & Co., comprising 2.6%, or $33.0 million, of the Company’s fixed maturity exposure to such industry. Thirty-seven companies comprised over 75% of the Company’s exposure to the Finance, Insurance and Real Estate industry at June 30, 2013, with the largest single exposure, Wells Fargo & Company, comprising 4.5%, or $34.3 million, of the Company’s exposure to such industry.
The following table summarizes the fair value of the Company’s ten largest investment exposures excluding investments in U.S. Government and Government Agencies and Authorities and Pre-refunded Municipal Bonds at June 30, 2013:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States and Political Subdivisions:
Texas	$85.3	1.4%
Ohio	72.4	1.2
Georgia	66.1	1.0
Colorado	61.3	1.0
Wisconsin	55.6	0.9
Maryland	54.1	0.8
Equity Securities:
iShares® iBoxx $ Investment Grade Corporate Bond Fund	85.2	1.4
Equity Method Limited Liability Investments:
Tennenbaum Opportunities Fund V, LLC	74.1	1.2
Vintage Fund IV, L.P.	56.1	0.9
Special Value Opportunities Fund, LLC	51.7	0.8
Total	$661.9	10.6%

Investments in Limited Liability Investment Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, or Other Equity Interests and included in Equity Securities depending on the accounting method used to report the investment. Additional information pertaining to these investments at June 30, 2013 and December 31, 2012 is presented below:

		Unfunded Commitment	Reported Value		Stated Fund
(Dollars in Millions)	Asset Class	June 30, 2013	June 30, 2013	December 31, 2012	End Date
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Tennenbaum Opportunities Fund V, LLC	Distressed Debt	$—	$74.1	$69.9	10/10/2016
Vintage Fund IV, LP	Secondary Transactions	17.4	56.1	58.9	12/31/2016
Special Value Opportunities Fund, LLC	Distressed Debt	—	51.7	59.4	7/13/2016
BNY Mezzanine - Alcentra Partners III, LP	Mezzanine Debt	18.7	17.9	18.9	2021-2022
BNY Mezzanine Partners, LP	Mezzanine Debt	0.4	9.2	9.2	4/17/2016
Ziegler Meditech Equity Partners, LP	Growth Equity	—	8.0	8.9	1/31/2016
NYLIM Mezzanine Partners II, LP	Mezzanine Debt	3.9	7.2	10.3	7/31/2016
Other Funds		8.3	17.5	17.5	Various
Total for Equity Method Limited Liability Investments		48.7	241.7	253.0
Reported as Other Equity Interests and Reported at Fair Value:
Highbridge Principal Strategies Mezzanine Partners, LP	Mezzanine Debt	2.3	20.7	22.1	1/23/2018
Vintage Fund V, LP	Secondary Transactions	6.2	13.0	13.7	12/31/2018
Highbridge Principal Strategies Credit Opportunities Fund, LP	Hedge Fund	—	11.3	11.0	12/29/2021
GS Mezzanine Partners V, LP	Mezzanine Debt	13.1	8.9	9.3	12/31/2021
Other		98.8	93.4	85.2	Various
Total Reported as Other Equity Interests and Reported at Fair Value		120.4	147.3	141.3
Total		$169.1	$389.0	$394.3
While the Company’s investments in any particular fund may increase over the next several years as the Company funds its commitments, the Company expects that the aggregate amount invested in these funds will remain relatively steady as existing investments held by the funds either mature or are realized and the proceeds distributed to the Company.
Interest and Other Expenses
Interest and Other Expenses was $49.0 million for the six months ended June 30, 2013, compared to $42.7 million for the same period in 2012. Interest and Other Expenses increased by $6.3 million for the six months ended June 30, 2013, compared to the same period in 2012, due primarily to higher salary and postretirement benefit costs. Interest and Other Expenses was $25.2 million for the three months ended June 30, 2013, compared to $20.9 million for the same period in 2012. Interest and Other Expenses increased by $4.3 million for the three months ended June 30, 2013, compared to the same period in 2012, due primarily to higher salary and postretirement benefit costs.
Income Taxes
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $16.2 million and $6.8 million for the six and three months ended June 30, 2013, compared to $22.8 million and $11.3 million for the same periods in 2012.

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
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard is effective for the first interim or annual period beginning on or after December 15, 2013 with early adoption permitted. The standard amends ASC Topic 740, Income Taxes, to provide guidance and reduce diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Except for the changes, if any, in the Company’s presentation, the initial application of the standard will not impact the Company.
There have been nine other ASUs issued in 2013 that amend the original text of the ASC. The ASUs are not expected to have a material impact on the Company.
Liquidity and Capital Resources
There were no outstanding borrowings at June 30, 2013 under Kemper’s 2016 Credit Agreement, a four-year, $325.0 million, unsecured, revolving credit agreement, expiring March 7, 2016. The 2016 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2016 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United and Trinity. Proceeds from advances under the 2016 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness.
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries did not pay dividends to Kemper during the first six months of 2013. Kemper estimates that its direct insurance subsidiaries would be able to pay $179.7 million in dividends to Kemper during the remainder of 2013 without prior regulatory approval, of which Kemper estimates the insurance subsidiaries will pay $95 million.
On July 25, 2013, Kemper’s subsidiary, One East Wacker LLC (“One East”), sold the building where Kemper’s corporate offices are headquartered for a gain of approximately $45 million before taxes. In connection with the sale, Kemper entered into a long-term operating lease for five floors of the 41-story office building, with naming and signage rights. One East’s proceeds from the sale before taxes, net of repayment of a $45 million mortgage held by Trinity and an advance of $4.0 million from Kemper and payment of other transaction costs and liabilities, were approximately $50 million.
During the first six months of 2013, Kemper repurchased 1.5 million shares of its common stock at an aggregate cost of $48.9 million in open market transactions. Kemper paid a quarterly dividend to shareholders of $0.24 per common share in both the first and second quarters of 2013. Dividends paid were $27.9 million for the six months ended June 30, 2013.
Kemper directly held cash and investments totaling $124.3 million at June 30, 2013, compared to $190.2 million at December 31, 2012. The Company intends to make a voluntary contribution of $55.0 million to its defined benefit pension plan in the third quarter of 2013. Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments, the payment of interest on Kemper’s senior notes and the voluntary pension contribution include cash and investments directly held by Kemper, receipt of dividends from Kemper’s insurance subsidiaries, proceeds from the sale of the building housing Kemper’s corporate office and borrowings under the 2016 Credit Agreement.
The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income and proceeds from the sales and maturity of investments. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Changes in the legal environment relative to state enforcement of unclaimed property laws and related insurance claims handling practices could result in changes in the manner in which Kemper’s life insurance companies administer life insurance death benefits and escheat unclaimed benefits to the

Liquidity and Capital Resources (continued)
states, and could have a significant effect on, including decreasing such time lag due to an acceleration of the payment and/or escheatment of such benefits relative to what is currently contemplated by Kemper. See the Company’s Risk Factor set forth in Item 1A. of Part II of this Quarterly Report on Form 10-Q and Note 13 “Contingencies,” to the Condensed Consolidated Financial Statements and the section of this MD&A entitled “Life and Health Insurance” for additional information on these matters. During periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could either result in investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they experience several future catastrophic events over a relatively short period of time.
Net Cash Provided by Operating Activities was $76.6 million for the six months ended June 30, 2013, compared to Net Cash Provided by Operating Activities of $56.7 million for the same period in 2012.
Net Cash Used by Financing Activities increased by $5.3 million for the six months ended June 30, 2013, compared to the same period in 2012. Kemper used $45.1 million of cash during the first six months of 2013 to repurchase shares of its common stock, compared to $39.3 million of cash used to repurchase shares of its common stock in the same period of 2012. Kemper used $27.9 million of cash to pay dividends for the six months ended June 30, 2013, compared to $28.8 million of cash used to pay dividends in the same period of 2012. The quarterly dividend rate was $0.24 per common share for the first and second quarters of 2013 and 2012.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities increased by $39.7 million for the six months ended June 30, 2013, compared to the same period of 2012. Purchases of Fixed Maturities exceeded Sales of Fixed Maturities by $106.5 million for the six months ended June 30, 2013. Sales of Fixed Maturities exceeded Purchases of Fixed Maturities by $77.8 million for the same period in 2012. Purchases of Equity Securities exceeded Sales of Equity Securities by $12.1 million for the six months ended June 30, 2013, compared to $33.5 million for the same period in 2012. Net cash provided by dispositions of short-term investments was $87.3 million for the six months ended June 30, 2013, compared to net cash of $25.3 million used by acquisitions of short-term investments for the same period in 2012. Net proceeds from the sale of Fireside Auto Finance, Inc.’s inactive loan portfolio provided $13.2 million of cash for the six months ended June 30, 2012.
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
Quantitative Information About Market Risk
The Company’s Condensed Consolidated Balance Sheets at both June 30, 2013 and December 31, 2012 included three types of financial instruments subject to material market risk disclosures required by the SEC:

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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both June 30, 2013 and December 31, 2012 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both June 30, 2013 and December 31, 2012. All other variables were held constant. For Notes Payable, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both June 30, 2013 and December 31, 2012. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at June 30, 2013 and December 31, 2012, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.92 and 0.91 at June 30, 2013 and December 31, 2012, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended June 30, 2013 and December 31, 2012, respectively, and weighted on the fair value of such securities at June 30, 2013 and December 31, 2012, respectively. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at June 30, 2013 and December 31, 2012. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

Quantitative Information About Market Risk (continued)
The estimated adverse effects on the fair values of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
June 30, 2013
Assets:
Investments in Fixed Maturities	$4,701.1	$(322.0)	$—	$(322.0)
Investments in Equity Securities	545.0	(18.2)	(87.9)	(106.1)
Liabilities:
Notes Payable	670.7	20.2	—	20.2
December 31, 2012
Assets:
Investments in Fixed Maturities	$4,860.2	$(334.0)	$—	$(334.0)
Investments in Equity Securities	521.9	(19.0)	(82.3)	(101.3)
Liabilities:
Notes Payable	675.5	23.1	—	23.1
The market risk sensitivity analysis assumes that the composition of the Company’s interest rate sensitive assets and liabilities, including, but not limited to, credit quality, and the equity price sensitive assets existing at the beginning of the period remains constant over the period being measured. It also assumes that a particular change in interest rates is uniform across the yield curve regardless of the time to maturity. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Also, any future correlation, either in the near term or the long term, between the Company’s common stock equity securities portfolio and the S&P 500 may differ from the historical correlation as represented by the weighted-average historical beta of the common stock equity securities portfolio. Accordingly, the market risk sensitivity analysis may not be indicative of, is not intended to provide, and does not provide, a precise forecast of the effect of changes in market rates on the Company’s income or shareholders’ equity. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates or equity prices.
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
Certain other measures are also being taken or considered by state insurance regulators, both individually and collectively, through the auspices of the National Association of Insurance Commissioners. Some state insurance regulators have held administrative hearings and/or have initiated market conduct examinations focused on claims handling and escheatment practices of life insurance companies. Based on published reports, at least six companies have entered into settlement agreements in which they have committed to change their historic claims practices by agreeing to periodically search for deceased insureds, prior to the receipt of a death claim, by comparing their in-force policy records against a database of reported deaths maintained by the Social Security Administration (the “SSA Death Master File”).
Separately, based on published reports, at least eighteen life insurance companies have entered into settlement agreements with state unclaimed property administrators regarding the escheatment of unclaimed life insurance benefits based on the comparison of life insurance policy records against the SSA Death Master File.
Additionally, state legislators, through the auspices of the National Council of Insurance Legislators, have adopted model legislation which, if enacted as proposed, would require life insurance companies to compare their in-force life insurance policy records against the SSA Death Master File, (or comparable database), for the purpose of proactively identifying potentially deceased insureds for whom the subject life insurance company has not yet received a death claim. Such statutes, if construed to apply to life insurance policies in force on the statutes’ effective dates, could have a significant effect on, including an acceleration of, the payment of life insurance benefits to beneficiaries or, in instances where beneficiaries could not be located, the escheatment of such benefits to the states. Eight states have enacted legislation of this type, with varying effective dates, and one state has similar legislation pending. One of these states, New Mexico, has enacted a version of the model legislation that applies only prospectively to life insurance companies (such as Kemper’s life insurance companies) that have not previously used the SSA Death Master File. In addition, Alabama, which had previously enacted a statute similar to those enacted in the eight states referenced above, recently amended its statute to limit the life insurance policies required to be compared against the SSA Death Master File only to policies issued on or after January 1, 2016. The Company cannot predict whether or when other states will introduce or enact legislation of the types described above, or the exact form or approach that such legislation might take.
The Company has challenged the validity of the Kentucky Unclaimed Life Insurance Benefit Act (one of the enacted statutes referenced above) insofar as it purports to impose new requirements on existing life insurance policies issued by Kemper’s life insurance companies. The trial court in that case has denied the Company’s motion for summary judgment and held that the requirements of the Kentucky Act apply to life insurance policies issued before the Kentucky Act’s January 1, 2013 effective date. The case is on appeal by the Company. See Note 13, “Contingencies,” to the Condensed Consolidated Financial Statements for additional information about this litigation.
In July 2013, the Company filed a declaratory judgment action, similar to the Kentucky proceeding, in state court in Maryland asking the court to construe a Maryland statute, known as “An Act Concerning Life Insurance and Annuities, Unfair Claim Settlement Practices, Failure to Search the Death Master File,” as only applying to policies issued on and after the statute’s October 1, 2013 effective date. The case is in its early stages, and the State of Maryland defendants have not yet filed any responsive pleadings.
Kemper’s life insurance companies are currently the subject of an unclaimed property compliance audit (the “Unclaimed Property Audit”) by a private audit firm retained by the treasurers of thirty-eight states (the “Audit Firm”). On July 17, 2013, the Company was informed that the California State Controller (the “CA Controller”) had filed a complaint for injunctive relief in the Superior Court of Sacramento County against Kemper and its life insurance companies, alleging a failure on the part of such companies to produce information requested by the Audit Firm on behalf of the CA Controller as a part of the Unclaimed Property Audit. The Company has not yet been served with the complaint but, based upon a preliminary review of a copy of the complaint that accompanied a public announcement of the litigation by the CA Controller, Kemper believes that the suit is without merit and intends to defend its position vigorously. The results of the Unclaimed Property Audit and the related California litigation cannot be predicted at the time of filing of this Form 10-Q.
Kemper's life insurance companies have for more than a year been the subject of a market conduct examination by one state insurance regulator regarding their claim settlement and policy administration practices and specifically regarding compliance with such state's unclaimed property statute. During the second quarter of 2013, five other states joined this examination (the “Multi-State Exam”), and Kemper's life insurance companies subsequently received requests for the production of a significant amount of additional information. Such companies are assessing these developments and the results of the Multi-State Exam cannot be predicted at the time of filing of this Form 10-Q.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information pertaining to purchases of Kemper common stock for the three months ended June 30, 2013 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased (1)	Share	or Programs (1)	(Dollars in Millions)
April 1 - April 30	289,977	$31.19	289,977	$196.4
May 1 - May 31	373,511	$33.76	373,511	$183.8
June 1 - June 30	618,273	$33.63	615,191	$163.1
(1) On February 2, 2011, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock. The repurchase program does not have an expiration date.
During the quarter ended June 30, 2013, no shares were withheld to satisfy tax withholding obligations relating to the exercise of stock appreciation rights or on the vesting of restricted stock awards under Kemper’s long-term equity-based compensation plans.
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

Kemper Corporation

Date:	August 1, 2013	/S/ DONALD G. SOUTHWELL
Donald G. Southwell
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2013	/S/ FRANK J. SODARO
Frank J. Sodaro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 1, 2013	/S/ RICHARD ROESKE
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)