Form 10-K
period 2013-12-31
KEMPER Corp
filed 2014-02-14
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.9 billion based on the closing sale price as reported on the New York Stock Exchange. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.
Registrant had 55,510,825 shares of common stock outstanding as of February 13, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2014 are incorporated by reference into Part III.

Caution Regarding Forward-Looking Statements
This 2013 Annual Report on Form 10-K (the “2013 Annual Report”), including, but not limited to, the accompanying consolidated financial statements of Kemper Corporation (“Kemper”) and its subsidiaries (individually and collectively referred to herein as the “Company”) and the notes thereto appearing in Item 8 herein (the “Consolidated Financial Statements”), the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein (the “MD&A”) and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this 2013 Annual Report. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition, as well as those discussed below under Item 1A., “Risk Factors,” in this 2013 Annual Report.
Among the general factors that could cause actual results and financial condition to differ materially from estimated results and financial condition are:
Factors related to the legal and regulatory environment in which Kemper and its subsidiaries operate

•
Developments in, and outcomes of, initiatives by state officials that could result in significant changes to unclaimed property laws and claims handling practices with respect to life insurance policies, especially to the extent that such initiatives result in retroactive application of new requirements to existing life insurance policy contracts;

•	Adverse outcomes in litigation or other legal or regulatory proceedings involving Kemper or its subsidiaries or affiliates;

•
Governmental actions, including, but not limited to, implementation of the provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Acts”), the Dodd-Frank Act (the “DFA”), the Risk Management and Own Risk and Solvency Assessment Model Act (“RMORSA”) and other new laws, regulations or court decisions interpreting existing laws and regulations or policy provisions;

•	Uncertainties related to regulatory approval of insurance rates, policy forms, license applications and similar matters;
Factors relating to insurance claims and related reserves in the Company’s insurance businesses

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
Factors related to the Company’s ability to compete

•
Changes in the ratings by rating agencies of Kemper and/or its insurance company subsidiaries with regard to credit, financial strength, claims paying ability and other areas on which the Company is rated;

•	The level of success and costs incurred in realizing economies of scale and implementing significant business consolidations, reorganizations and technology initiatives;

•	Absolute and relative performance of the Company’s products or services;
Factors relating to the business environment in which Kemper and its subsidiaries operate

•	Changes in general economic conditions, including performance of financial markets, interest rates, unemployment rates and fluctuating values of particular investments held by the Company;

•	Absolute and relative performance of investments held by the Company;

•
Heightened competition, including, with respect to pricing, entry of new competitors, introduction of new technologies, refinements of existing products and the development of new products by new and existing competitors;

•	Changes in industry trends and significant industry developments;

•	Changes in capital requirements, including the calculations thereof, used by regulators and rating agencies;

•	Regulatory, accounting or tax changes that may affect the cost of, or demand for, the Company’s products or services or after-tax returns from the Company’s investments;

•	The impact of required participation in windpools and joint underwriting associations, residual market assessments and assessments for insurance industry insolvencies;

•	Changes in distribution channels, methods or costs resulting from changes in laws or regulations, lawsuits or market forces;

•	Increased costs and risks related to data security; and
Other risks and uncertainties described from time to time in Kemper’s filings with the U.S. Securities and Exchange Commission (“SEC”).
No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. The Company assumes no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this 2013 Annual Report. The reader is advised, however, to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.

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
(a) GENERAL DEVELOPMENT OF BUSINESS
Credit Agreement
Effective December 31, 2013, Kemper amended its unsecured, revolving credit agreement, expiring March 7, 2016 (the “2016 Credit Agreement”) to, among other things, reduce the amount of the aggregate commitments under the 2016 Credit Agreement by $100 million, bringing the amount of aggregate commitments to $225 million, and to increase the amount of indebtedness that may be incurred and outstanding in the aggregate at any time in connection with borrowings from the Federal Home Loan Bank (“FHLB”) or issuances of surplus notes by $150 million, to $250 million, provided that the aggregate indebtedness incurred and outstanding in connection with issuances of surplus notes may not exceed $100 million at any one time. The action resulted from the completion in December 2013 of a process initiated by two of Kemper’s subsidiaries, United Insurance Company of America (“United Insurance”) and Trinity Universal Insurance Company (“Trinity”), to become members of the FHLBs of Chicago and Dallas, respectively. The FHLB memberships provide United Insurance and Trinity with access to additional sources of liquidity and consequently reduce the need for such liquidity at the parent company level. In connection with the finalization of their FHLB memberships, United Insurance and Trinity purchased capital stock in the FHLB of Chicago and Dallas, respectively. In addition, to complete Trinity’s membership in the FHLB of Dallas, which became effective as of December 31, 2013, Trinity and the FHLB of Dallas entered into agreements pursuant to which Trinity may obtain advances from the FHLB of Dallas. See MD&A, “Liquidity and Capital Resources,” and Note 6, “Notes Payable,” to the Consolidated Financial Statements for additional information.
Reserve National
Reserve National Insurance Company (“Reserve National”) began expanding its distribution channels during 2013. Three marketing channel initiatives have been launched - Kemper Senior Solutions, Kemper Benefits, and Kemper Dental. Kemper Senior Solutions markets life insurance and home health care insurance products focusing on the individual senior age demographic of the market place. Kemper Benefits and Kemper Dental sell voluntary products in the employer market place. Brokers and non-exclusive independent agents market and distribute Reserve National’s supplemental insurance products in these new distribution channels. Reserve National appointed 12,900 independent agents in 2013 in connection with these initiatives. See Item 1A., “Risk Factors,” under the caption “Reserve National’s operating history with its expanded distribution channels and new products is limited” and MD&A, “Life and Health Insurance.”
Realignment of Property and Casualty Insurance Business
On February 11, 2014, Kemper issued a press release announcing that it is realigning its Property and Casualty Insurance business. This realignment will result in one Property and Casualty segment for financial reporting purposes beginning with the first quarter of 2014. Accordingly, Kemper Preferred, Kemper Specialty and Kemper Direct will no longer be reported as business segments beginning with the first quarter of 2014.
(b) BUSINESS SEGMENT FINANCIAL DATA
Financial information about Kemper’s business segments for the years ended December 31, 2013, 2012 and 2011 is contained in the following sections of this 2013 Annual Report and is incorporated herein by reference: (i) Note 18, “Business Segments,” to the Consolidated Financial Statements; and (ii) MD&A.
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

Kemper’s subsidiaries employ approximately 6,100 full-time associates supporting their operations, of which approximately 300 are employed in the Kemper Preferred segment, 200 are employed in the Kemper Specialty segment, 100 are employed in the Kemper Direct segment, 1,325 are shared by the Kemper Preferred, Kemper Specialty and Kemper Direct segments, 3,950 are employed in the Life and Health Insurance segment and the remainder are employed in various corporate and other staff functions.
Property and Casualty Insurance Business
General
The Company’s property and casualty insurance business operations are conducted primarily through the Kemper Preferred, Kemper Specialty and Kemper Direct segments. In addition, the Life and Health Insurance segment’s career agents also sell property insurance to its customers. Collectively, these segments provide automobile, homeowners, renters, fire, umbrella and other types of property and casualty insurance to individuals and commercial automobile insurance to businesses.
Earned premiums from automobile insurance in these segments accounted for 50%, 52% and 54% of the Company’s consolidated insurance premiums earned in 2013, 2012 and 2011, respectively. Revenues from automobile insurance in these segments accounted for 44%, 47% and 50% of Kemper’s consolidated revenues from continuing operations in 2013, 2012 and 2011, respectively. Homeowners insurance in these segments accounted for 16%, 15% and 14% of the Company’s consolidated insurance premiums earned in 2013, 2012 and 2011, respectively. Homeowners insurance in these segments accounted for 14%, 14% and 13% of the Company’s consolidated revenues from continuing operations in 2013, 2012 and 2011, respectively.
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
Kemper Preferred and Kemper Specialty distribute their products through independent agents who are paid commissions for their services. Kemper Direct distributes its products through employer-sponsored voluntary benefit programs and other affinity relationships and formerly marketed its products directly to consumers. Kemper Direct ceased direct-to-consumer marketing activities in 2012.
Kemper Preferred
Kemper Preferred, based in Jacksonville, Florida, conducts business in 38 states and the District of Columbia. Kemper Preferred primarily sells preferred and standard risk automobile and homeowners insurance. Its insurance products are offered by approximately 6,000 independent insurance agents. Kemper Preferred’s insurance products accounted for 60% of the aggregate insurance premium revenues of the Company’s property and casualty insurance business in 2013. As shown in the following table, five states provided more than half of Kemper Preferred’s premium revenues in 2013.

State	Percentage of Total Premiums
New York	20%
California	13
North Carolina	13
Texas	9
Connecticut	5

Kemper Specialty
Kemper Specialty, based in Dallas, Texas, conducts business in 21 states, principally in the southwest and western United States. Kemper Specialty provides personal and commercial automobile insurance. Its policyholders tend to be value-minded consumers who have had difficulty obtaining standard or preferred risk insurance, usually because of their driving records, claims experience or premium payment history. Kemper Specialty’s products are offered through approximately 9,300 independent agents and brokers. Kemper Specialty’s insurance products accounted for 27% of the aggregate insurance premium revenues of the Company’s property and casualty insurance business in 2013. As shown in the following table, five states provided more than three-fourths of Kemper Specialty’s premium revenues in 2013.

State	Percentage of Total Premiums
California	41%
Texas	22
Louisiana	6
Washington	5
Colorado	5
Kemper Direct
Kemper Direct, based in Chicago, Illinois, underwrites a broad spectrum of personal automobile insurance risks, ranging from preferred to non-standard. Kemper Direct also offers homeowners and renters insurance complementing its automobile insurance business. It currently distributes its products through employer-sponsored voluntary benefit programs and other affinity relationships. Prior to ceasing direct-to-consumer marketing activities in the third quarter of 2012, Kemper Direct also marketed its products directly to consumers through a variety of direct-to-consumer websites, including its own websites. Kemper Direct’s insurance products are available in 47 states and the District of Columbia. Kemper Direct’s insurance products accounted for 8% of the aggregate insurance premium revenues of the Company’s property and casualty insurance business in 2013. As shown in the following table, five states provided more than half of Kemper Direct’s premium revenues in 2013.

State	Percentage of Total Premiums
New York	17%
California	13
Florida	11
Georgia	7
Connecticut	6

Property and Casualty Loss and Loss Adjustment Expense Reserves
The Company’s reserves for losses and LAE for property and casualty insurance (“Property and Casualty Insurance Reserves”) are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. Property and Casualty Insurance Reserves by business segment at December 31, 2013 and 2012 were:

DOLLARS IN MILLIONS	2013	2012
Business Segments:
Kemper Preferred	$412.8	$452.3
Kemper Specialty	196.4	215.9
Kemper Direct	133.4	177.8
Life and Health Insurance	5.3	7.0
Total Business Segments	747.9	853.0
Discontinued Operations	83.0	100.7
Unallocated Reserves	12.6	16.9
Total Property and Casualty Insurance Reserves	$843.5	$970.6
In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain and the actual ultimate net cost of claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures that may not be discovered or reported until years after the insurance policy period has ended. Property and Casualty Insurance Reserves related to the Company’s Discontinued Operations are predominantly long-tailed exposures, of which $35.2 million was related to asbestos, environmental matters and construction defect exposures at December 31, 2013. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 58 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.
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
Development for each of the Company’s continuing business segments and discontinued operations in 2013, 2012 and 2011 was:

DOLLARS IN MILLIONS	Favorable (Adverse) Development
	2013	2012	2011
Continuing Operations:
Kemper Preferred	$27.5	$4.8	$19.1
Kemper Specialty	4.9	2.3	9.4
Kemper Direct	25.6	17.8	3.9
Life and Health Insurance	1.8	0.3	2.6
Total Favorable Development from Continuing Operations, Net	59.8	25.2	35.0
Discontinued Operations	4.8	6.3	(1.9)
Total Favorable Development, Net	$64.6	$31.5	$33.1
See MD&A, “Catastrophes,” “Kemper Preferred,” “Kemper Specialty,” “Kemper Direct,” and “Life and Health Insurance,” for the impact of development on the results reported by the Company’s business segments. Also see MD&A, “Critical Accounting

Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” for additional information about the Company’s reserving practices.
See Note 5, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements for a tabular reconciliation for the three most recent annual periods setting forth the Company’s Property and Casualty Insurance Reserves as of the beginning of each year, incurred losses and LAE for insured events of the current year, changes in incurred losses and LAE for insured events of prior years, payments of losses and LAE for insured events of the current year, payments of losses and LAE for insured events of prior years and the Company’s Property and Casualty Insurance Reserves at the end of the year and additional information regarding the nature of adjustments to incurred losses and LAE for insured events of prior years.
Catastrophe Losses
Catastrophes and natural disasters are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and are expected to be, a material factor in the results of operations and financial position of Kemper’s property and casualty insurance companies. Further, because the level of insured losses that could occur in any one year cannot be accurately predicted, these losses contribute to material year-to-year fluctuations in the results of operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The occurrence and severity of catastrophic events cannot be accurately predicted in any year. However, some geographic locations are more susceptible to these events than others. The Company has endeavored to manage its direct insurance exposures in certain regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, and reinsurance. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by Insurance Services Office, Inc. (“ISO”) to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions throughout this 2013 Annual Report utilize ISO’s definition of catastrophes.
The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of reinsurance recoveries, may vary materially from the estimated amount reserved. See Item 1A., “Risk Factors,” under the caption “Catastrophe losses could materially and adversely affect the Company’s results of operations, liquidity and/or financial condition, the availability of reinsurance and the ratings of Kemper and its insurance subsidiaries” for a discussion of catastrophe risk. See Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for a discussion of the factors that influence the process of estimating and establishing reserves for catastrophes.
Reinsurance
The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in certain regions and reinsurance. To limit its exposures to catastrophic events, the Company maintains a primary catastrophe reinsurance program for its property and casualty insurance businesses. Coverage for the primary catastrophe reinsurance program is provided in various layers. The Company also purchases reinsurance from the Florida Hurricane Catastrophe Fund (the “FHCF”) for hurricane losses in Florida at retentions lower than those described below for the Company’s primary catastrophe reinsurance program. In addition to these programs, the Kemper Preferred segment purchased reinsurance during a three-year period that ended on June 1, 2013 for catastrophe losses in North Carolina at retentions lower than the Company’s primary catastrophe reinsurance program.
Coverage for the primary catastrophe reinsurance program effective January 1, 2014 is provided in various layers as presented below:

	Catastrophe Losses and LAE		Percentage of Coverage
DOLLARS IN MILLIONS	In Excess of	Up to
Kemper Preferred, Kemper Direct and Kemper Specialty Segments
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	100.0	95.0
2nd Layer of Coverage	100.0	200.0	95.0
3rd Layer of Coverage	200.0	400.0	95.0

The estimated aggregate annual premium in 2014 for the program presented in the preceding table is $18.9 million for the Kemper Preferred, Kemper Direct and Kemper Specialty catastrophe reinsurance program. In the event that the Company’s incurred catastrophe losses and LAE covered by its catastrophe reinsurance program exceed the retention for a particular layer, the program requires one reinstatement of such coverage. In such an instance, the Company is required to pay a reinstatement premium to the reinsurers to reinstate the full amount of reinsurance available under such layer. The reinstatement premium is a percentage of the original premium based on the ratio of the losses in excess of the Company’s retention to the reinsurers’ coverage limit.
The coverage presented in the preceding table difers from the coverage provided in 2013, 2012 and 2011. See Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for information pertaining to the primary catastrophe reinsurance programs for the Kemper Preferred, Kemper Direct and Kemper Specialty segments for 2013, 2012 and 2011.
Prior to 2013, companies operating in the Life and Health Insurance segment participated in a catastrophe reinsurance program separate and apart from the catastrophe reinsurance programs covering the Kemper Preferred, Kemper Direct and Kemper Specialty segments. Over the last several years, the Life and Health Insurance segment has been reducing its exposure to catastrophic events through the intentional run-off of its dwelling insurance business. Accordingly, the Life and Health Insurance segment did not renew its catastrophe reinsurance program for 2013. See Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for information pertaining to the Life and Health Insurance segment’s participation in the Company’s catastrophe reinsurance programs for 2012 and 2011.
In addition to the catastrophe loss exposures caused by natural events described above, Kemper’s property and casualty insurance companies are exposed to losses from catastrophic events that are not the result of acts of nature, such as acts of terrorism, the nature, occurrence and severity of which in any period cannot be accurately predicted. The companies have reinsurance coverage to address certain exposures to potential future terrorist attacks. The reinsurance coverage for certified events, as designated by the federal government, is from the Terrorist Risk Insurance Act and the coverage for non-certified events is available in the catastrophe reinsurance program for Kemper’s property and casualty insurance companies. However, certain perils, such as biological, chemical, nuclear pollution or contamination, are excluded from the Company’s reinsurance coverage for non-certified events.
In addition to the catastrophe reinsurance programs described above, Kemper’s property and casualty insurance companies utilize other reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks.
Under the various reinsurance arrangements, Kemper’s property and casualty insurance companies are indemnified by reinsurers for certain losses incurred under insurance policies issued by the reinsurers. As indemnity reinsurance does not discharge an insurer from its direct obligations to policyholders on risks insured, Kemper’s property and casualty insurance companies remain directly liable. However, provided that the reinsurers meet their obligations, the net liability for Kemper’s property and casualty insurance companies is limited to the amount of risk that they retain. Kemper’s property and casualty insurance companies purchase their reinsurance only from reinsurers rated “A-” or better by A. M. Best Co., Inc. (“A.M. Best”), at the time of purchase. A.M. Best is an organization that specializes in rating insurance and reinsurance companies.
For further discussion of the reinsurance programs, see Note 20, “Catastrophe Reinsurance,” and Note 21, “Other Reinsurance,” to the Consolidated Financial Statements.
Pricing
Pricing levels for property and casualty insurance are influenced by many factors, including the frequency and severity of claims, state regulation and legislation, competition, general business and economic conditions, including market rates of interest, inflation, expense levels, and judicial decisions. In addition, many state regulators require consideration of investment income when approving or setting rates, which could reduce underwriting margins. See MD&A under the captions “Kemper Preferred,” “Kemper Specialty” and “Kemper Direct.”
Competition
Based on the most recent annual data published by A.M. Best as of the end of 2012, there were 1,300 property and casualty insurance groups in the United States. Kemper’s property and casualty group was among the top 15% of property and casualty insurance groups in the United States as measured by net written premiums, policyholders’ surplus and admitted assets in 2012. Among all personal lines automobile insurance writers, Kemper’s property and casualty group was the 22nd largest writer as measured by net written premiums in 2012.

Rankings by admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	120	90%
Net Written Premiums	55	95
Capital and Surplus	137	89
In 2012, the property and casualty insurance industry’s estimated net premiums written were $467 billion, of which nearly 60% were accounted for by the top 50 groups of property and casualty insurance companies. Kemper’s property and casualty insurance companies wrote less than 1% of the industry’s estimated 2012 premium volume.
Property and casualty insurance is a highly competitive business, particularly with respect to personal automobile insurance. Kemper’s property and casualty insurance companies compete on the basis of, among other measures, (i) using suitable pricing segmentation, (ii) maintaining underwriting discipline, (iii) offering products in selected markets or geographies, (iv) utilizing technological innovations for the marketing and sale of insurance, (v) controlling expenses, (vi) maintaining adequate ratings from A.M. Best and other ratings agencies and (vii) providing quality services to agents and policyholders. See Item 1A., “Risk Factors,” under the caption “The insurance industry is highly competitive.”
Life and Health Insurance Business
The Company’s Life and Health Insurance segment consists of Kemper’s wholly-owned subsidiaries, United Insurance, The Reliable Life Insurance Company (“Reliable”), Union National Life Insurance Company (“Union National Life”), Mutual Savings Life Insurance Company (“Mutual Savings Life”), United Casualty Insurance Company of America (“United Casualty”), Union National Fire Insurance Company (“Union National Fire”), Mutual Savings Fire Insurance Company (“Mutual Savings Fire”) and Reserve National. As discussed below, United Insurance, Reliable, Union National Life, Mutual Savings Life, United Casualty, Union National Fire and Mutual Savings Fire (the “Kemper Home Service Companies”) distribute their products through a network of employee, or “career,” agents. Reserve National distributes its products through a network of independent agents and brokers. These career agents, independent agents and brokers are paid commissions for their services.
Earned premium from life insurance accounted for 19%, 19% and 18% of the Company’s consolidated insurance premiums earned in 2013, 2012 and 2011, respectively. Revenues from life insurance accounted for 24% of the Company’s consolidated revenues from continuing operations in each of the years ended December 31, 2013, 2012 and 2011. As shown in the following table, five states provided approximately half of the premium revenues in this segment in 2013.

State	Percentage of Total Premiums
Texas	21%
Louisiana	11
Alabama	7
Mississippi	6
Florida	4
Kemper Home Service Companies
The Kemper Home Service Companies, based in St. Louis, Missouri, focus on providing individual life and supplemental accident and health insurance products to customers of modest incomes who desire basic protection for themselves and their families. Their leading product is ordinary life insurance, including permanent and term insurance. Face amounts of these policies are lower than those of policies typically sold to higher income customers by other companies in the life insurance industry. Approximately 78% of the Life and Health Insurance segment’s premium revenues are generated by the Kemper Home Service Companies.
The Kemper Home Service Companies employ nearly 2,600 career agents to distribute their products in 25 states and the District of Columbia. These career agents are full-time employees who call on customers in their homes to sell insurance products, provide services related to policies in force and collect premiums, typically monthly. Premiums average about $18.50 per policy per month. Permanent and term policies are offered primarily on a non-participating, guaranteed-cost basis. These career agents also distribute certain property insurance products for the Kemper Home Service Companies.
Reserve National
Reserve National, based in Oklahoma City, Oklahoma, is licensed in 44 states throughout the United States and has traditionally specialized in the sale of Medicare Supplement insurance and limited health insurance coverages such as fixed indemnity and accident-only plans, primarily to individuals in rural areas who often do not have access to a broad array of accident and health insurance products tailored to meet their individual and family needs. There are approximately 240 independent agents that typically represent only Reserve National.
Reserve National began expanding its distribution channels during 2013. Three marketing channel initiatives have been launched - Kemper Senior Solutions, Kemper Benefits, and Kemper Dental. Kemper Senior Solutions markets life insurance and home health care products focusing on the individual senior age demographic of the market place. Kemper Benefits and Kemper Dental sell voluntary products in the employer market place. Brokers and non-exclusive independent agents are utilized to market and distribute products in these new distribution channels. Reserve National appointed 12,900 independent agents in 2013 in connection with these initiatives.
See “Regulation,” under this Item 1 beginning on page 11, Item 1A., “Risk Factors,” under the caption “Reserve National’s operating history with its expanded distribution channels and new products is limited,” and MD&A, “Life and Health Insurance,” for a discussion of the impact of the Health Care Acts on Reserve National.
Reinsurance
Consistent with insurance industry practice, the Company’s life and health insurance companies utilize reinsurance arrangements to limit their maximum loss, provide greater diversification of risk and minimize exposures on larger risks. Prior to 2013, the segment’s reinsurance arrangements included excess of loss reinsurance coverage specifically designed to protect against losses arising from catastrophic events under the property insurance policies distributed by the Kemper Home Service Companies’ agents and written by Kemper’s subsidiaries, United Casualty, Union National Fire and Mutual Savings Fire, and reinsured by Kemper’s subsidiary, Trinity, or written by Capitol County Mutual Fire Insurance Company (“Capitol”), a mutual insurance company owned by its policyholders, and its subsidiary, Old Reliable Casualty Company (“ORCC”), and reinsured by Trinity. Over the last several years, the segment has been intentionally reducing its exposure to catastrophic events through the run-off of its dwelling insurance business. Accordingly, except for catastrophe reinsurance provided by the FHCF, the Kemper Home Service Companies, Capitol and ORCC did not renew the primary catastrophe reinsurance program for 2013. The FHCF provides reinsurance for catastrophe losses in Florida. See Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for additional information pertaining to the segment’s primary catastrophe reinsurance programs for 2012 and 2011.
Lapse Ratio
The lapse ratio is a measure of a life insurer’s loss of in-force policies. For a given year, this ratio is commonly computed as the total face amount of individual life insurance policies lapsed, surrendered, expired and decreased during such year, less policies increased and revived during such year, divided by the total face amount of policies at the beginning of the year plus the face amount of policies issued and reinsurance assumed in the prior year. The Life and Health Insurance segment’s lapse ratio for individual life insurance was 7%, 8% and 9% in 2013, 2012 and 2011, respectively.
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

Premiums for policies sold by the Kemper Home Service Companies are set at levels designed to cover the relatively high cost of “in-home” servicing of such policies. As a result of such higher expenses, incurred claims as a percentage of earned premiums tend to be lower for companies utilizing this method of distribution than the life insurance industry average.
Premiums for Medicare supplement and other accident and health policies must take into account the rising costs of medical care. The annual rate of medical cost inflation has historically been higher than the general rate of inflation, necessitating frequent rate increases, most of which are subject to approval by state regulators.
Competition
Based on the most recent data published by A.M. Best as of the end of 2012, there were 485 life and health insurance company groups in the United States. The Company’s Life and Health Insurance segment ranked in the top 20% of life and health insurance company groups, as measured by admitted assets, net premiums written and capital and surplus. Rankings by admitted assets, net premiums written and capital and surplus were:

	Ordinal	Percentile
Measurement	Rank	Rank
Net Admitted Assets	87	82%
Net Written Premiums	89	81
Capital and Surplus	84	82
Kemper’s life and health insurance subsidiaries generally compete by using appropriate pricing, offering products to selected markets or geographies, controlling expenses, maintaining adequate ratings from A.M. Best and providing competitive services to agents and policyholders.
Investments
The quality, nature and amount of the various types of investments that can be made by insurance companies are regulated by state laws. Depending on the state, these laws permit investments in qualified assets, including, but not limited to, municipal, state and federal government obligations, corporate bonds, real estate, preferred and common stocks, investment partnerships, and limited liability investment companies and limited partnerships. In addition, the quality, nature and amount of the various types of investments held by Kemper’s insurance subsidiaries affect the amount of asset risk calculated by regulators and rating agencies in determining risk-based capital (“RBC”). See “Regulation” immediately following this subsection of Item 1 and Item 1A., “Risk Factors,” under the caption “The Company’s investment portfolio is exposed to a variety of risks that may negatively impact net investment income and cause realized and unrealized losses.”
The Company employs a total return investment strategy, with an emphasis on yield, while maintaining liquidity to meet both its short and long-term insurance obligations. See the discussions of the Company’s investments under the headings “Investment Results,” “Investment Quality and Concentrations,” “Investments in Limited Liability Companies and Limited Partnerships,” “Liquidity and Capital Resources” and “Critical Accounting Estimates,” in the MD&A, “Quantitative and Qualitative Disclosures about Market Risk,” in Item 7A and Note 3, “Investments,” Note 13, “Income from Investments,” and Note 22, “Fair Value Measurements,” to the Consolidated Financial Statements.
Regulation
Insurance Regulation
Kemper’s insurance subsidiaries are subject to extensive regulation in the states in which they do business. Such regulation pertains to a variety of matters, including, but not limited to, policy forms, premium rate plans, licensing of agents, licenses to transact business, market conduct, trade practices, claims practices, investments and solvency. The majority of Kemper’s insurance operations are in states requiring prior approval by regulators before proposed rates for property, casualty, or health insurance policies may be implemented. However, provided that the policy form has been previously approved, rates proposed for life insurance generally become effective immediately upon filing with a state, even though the same state may require prior rate approval for other types of insurance. Insurance regulatory authorities perform periodic examinations of an insurer’s market conduct and other affairs. Kemper’s health insurance subsidiaries are also subject to certain regulation by the federal government. For example, the Health Care Acts, and the regulations promulgated thereunder, have established minimum loss ratios, rating restrictions, mandates for essential health benefit coverages, and restrictions or prohibitions on pre-existing condition exclusions and annual and lifetime policy limits for health insurance policies.

Insurance companies are required to report their financial condition and results of operation in accordance with statutory accounting principles prescribed or permitted by state insurance regulators in conjunction with the National Association of Insurance Commissioners (the “NAIC”). State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of insurers, set minimum reserve and loss ratio requirements and establish standards for the types and amounts of investments. In addition, state regulators require minimum capital and surplus levels and incorporate RBC standards promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared to its total adjusted capital to determine whether regulatory intervention is warranted. At December 31, 2013, the total adjusted capital of each of Kemper’s insurance subsidiaries exceeded the minimum levels required under applicable RBC rules.
Kemper’s insurance subsidiaries are required to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies under the guaranty fund laws of most states in which they transact business. Kemper’s insurance subsidiaries are also required to participate in various involuntary pools or assigned risk pools, principally involving windstorms and high risk drivers. In most states, the involuntary pool participation of Kemper’s insurance subsidiaries is set in proportion to their voluntary writings of related lines of business in such states. See Item 1A., “Risk Factors,” under the caption “Catastrophe losses could materially and adversely affect the Company’s results of operations, liquidity and/or financial condition, the availability of reinsurance and the ratings of Kemper and its insurance subsidiaries” for a discussion of the impact of required participation in windstorm pools and joint underwriting associations on the ability of the Company to manage its exposure to catastrophic events.
Kemper and its insurance subsidiaries are also subject to the insurance holding company laws of a number of states. Certain dividends and distributions by an insurance subsidiary are subject to prior approval by the insurance regulators of its state of domicile. See Item 1A., “Risk Factors,” under the caption “Kemper relies on receiving dividends from its subsidiaries to service its debt, to pay dividends to its shareholders or make repurchases of its stock.” Other significant transactions between an insurance subsidiary and its holding company or other affiliates may require approval by insurance regulators in the state of domicile of each participating insurance subsidiary. A number of pending and recently approved legislative and regulatory measures may significantly affect the insurance business. In particular, nearly half of all states have already adopted extensive modifications to their holding company laws based on amendments to the Model Insurance Holding Company System Regulatory Act (“IHCS”) adopted by the NAIC in December 2010. With varying effective dates beginning in 2014, these modifications impose new reporting requirements and substantially expand the oversight and examination powers of state insurance regulators with regulatory authority over an insurance company to assess enterprise risks within such company’s entire holding company system that may arise from operations of its insurance and non-insurance affiliates. They also impose new reporting requirements on the ultimate controlling persons of such insurance companies in respect of, among other things, affiliated transactions and divestiture of controlling interests in the insurance companies. In addition, a number of states have adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“RMORSA”) adopted by the NAIC in September 2012. With varying effective dates beginning in 2015, RMORSA requires insurers to maintain an enterprise risk management (“ERM”) framework, perform regular assessments of the adequacy of the ERM framework and the company’s solvency and file an annual ERM assessment summary report. It is anticipated that most states will adopt legislation based on IHCS and RMORSA. Additional regulation has also resulted from other measures in recent years including, among other things, tort reform, the Health Care Acts, the DFA, consumer privacy and data security requirements, credit score regulation, producer compensation regulations, corporate governance requirements and financial services regulation initiatives.
State insurance laws also impose requirements that must be met prior to a change of control of an insurance company or insurance holding company based on the insurer’s state of domicile and, in some cases, additional states in which it is deemed commercially domiciled due to the substantial amount of business it conducts therein. These requirements may include the advance filing of specific information with the state insurance regulators, a public hearing on the matter, and the review and approval of the change of control by such regulators. The Company has insurance subsidiaries domiciled in Alabama, California, Illinois, Louisiana, Missouri, New York, Oklahoma, Oregon, Texas or Wisconsin. In these states, except Alabama, “control” generally is presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of an insurance company. Control is presumed to exist in Alabama with a 5% or more ownership interest in such securities. Any purchase of Kemper’s shares that would result in the purchaser owning Kemper’s voting securities in the foregoing percentages for the states indicated would be presumed to result in the acquisition of control of Kemper’s insurance subsidiaries in those states. Therefore, acquisitions subject to the 10% threshold generally would require the prior approval of insurance regulators in each state in which Kemper’s insurance subsidiaries are domiciled or deemed commercially domiciled, including those in Alabama, while acquisitions subject to the 5% threshold generally would require the prior approval of only Alabama regulators. Similarly, consistent with the IHCS, several states have enacted legislation that requires either the acquiring and/or divesting company to notify and receive regulatory approval for a change in control. Other states are expected to adopt similar provisions.

Many state statutes also require pre-acquisition notification to state insurance regulators of a change of control of an insurance company licensed in the state if specific market concentration thresholds would be triggered by the acquisition. Such statutes authorize the issuance of a cease and desist order with respect to the insurance company if certain conditions, such as undue market concentration, would result from the acquisition. These regulatory requirements may deter, delay or prevent transactions effecting control of Kemper or its insurance subsidiaries, or the ownership of Kemper’s voting securities, including transactions that could be advantageous to Kemper’s shareholders.
Dodd-Frank Act
The DFA, enacted in July 2010, profoundly increases federal regulation of the financial services industry, of which the insurance industry is a part. Among other things, the DFA formed a Federal Insurance Office charged with monitoring the insurance industry and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. A report on this study that was delivered to Congress in mid-December 2013 concludes that a hybrid approach to regulation, involving a combination of state and federal government action, could improve the U.S. insurance system by attaining uniformity, efficiency and consistency, particularly with respect to solvency and market conduct regulation. A hybrid approach was also recommended to address the perceived need for uniform supervision of insurance companies with national and global activities. It is too early to know whether or how the report’s recommendations might result in changes to the current state-based system of insurance industry regulation or ultimately impact Kemper’s operations.
Item 1A.    Risk Factors.
Kemper is exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The following discussion details the significant risk factors that are specific to the Company. In addition to those described below, the Company’s business, financial condition and results of operations could be materially affected by other factors not presently known by, or considered material to, the Company. Readers are advised to consider all of these factors along with the other information included in this 2013 Annual Report, and to consult any further disclosures Kemper makes on related subjects in its filings with the SEC.
Changes in the application of state unclaimed property laws and related insurance claims handling practices, particularly attempts by state officials to apply such changes retroactively to existing insurance policies through examinations and audits, could result in new requirements that would have a significant effect on (including an acceleration of) the payment and/or escheatment of life insurance death benefits and significantly increase claims handling costs relative to what is currently contemplated by Kemper. If attempts by state officials to impose such new requirements on existing insurance policies are successful on a wide scale, there is a potential for their collective effects to be materially adverse to the Company’s profitability, financial position and cash flows (the “Unclaimed Property Risk Factor”).
In recent years, many states have begun to aggressively expand the application of their unclaimed property laws as they relate to life insurance proceeds. The treasurers or controllers (collectively, “Treasurers”) of a large majority of states have engaged private audit firms to examine the practices and procedures of life insurance companies with respect to the reporting and remittance of proceeds associated with life insurance policies, annuity contracts and retained asset accounts under state unclaimed property laws. Certain related measures are also being taken or considered by state insurance regulators, both individually, and collectively through the auspices of the NAIC. Some state insurance regulators have held administrative hearings and/or have initiated market conduct examinations focused on claims handling and escheatment practices of life insurance companies.
As a result of these audits and examinations, a number of large life insurance companies have agreed to alter historic practices that were previously considered to be lawful and appropriate relative to claims handling and the reporting and remittance of life insurance policy proceeds to the states under state unclaimed property laws. Based on published reports, at least thirteen life insurance companies have entered into settlement agreements with state insurance regulators and eighteen with Treasurers. Under the terms of these agreements, the settling insurance companies typically have agreed to establish a practice of periodically searching for deceased insureds, even prior to the receipt of a death claim, by comparing their in-force policy records against a database of reported deaths maintained by the Social Security Administration or a comparable database (collectively, a “Death Master File” or “DMF”). The settlements typically apply to policies that were in force at any time since January 1, 1992. In conducting these data comparisons against a Death Master File, the insurers are required to use complex matching criteria which may result in ambiguous matches. In such cases, the insurer must either accept such matches as valid and escheat the related policy benefits to the states if the beneficiaries cannot be found, or assume a costly and administratively burdensome process of disproving any such ambiguous matches which may, in some cases, necessitate a review of older records that are not in electronic form. All settlements to date with insurance regulators have involved payment of monetary penalties (involving amounts ranging from about $1.9 million up to $40 million), while settlements with Treasurers have required payment of interest on sums remitted to the Treasurers dating from the date of death of the insured (rather than from a date linked to the insurer’s first awareness of death) and extending as far back as January 1, 1995. As hereafter described, Kemper’s life insurance subsidiaries (the “Life Companies”) have resisted attempts to date by certain state officials and their agents to mandate changes to the Life Companies’ claims handling and escheatment practices of the sort embodied in the foregoing settlements and have challenged through legal proceedings the authority of such officials to require such changes. There can be no assurances that the Life Companies will ultimately be successful in resisting any such attempts.
Separately, the National Council of Insurance Legislators (“NCOIL”), has adopted model legislation which, if enacted by states as proposed, would require life insurance companies to compare their in-force life insurance policy records against a Death Master File for the purpose of proactively identifying potentially deceased insureds for whom the subject life insurance company has not yet received a claim, including due proof of death. Seven states have enacted legislation of this type, with varying effective dates (the “DMF Statutes”). Such statutes, if construed to apply to life insurance policies in force on the statute’s effective date, could have a significant effect on, including an acceleration of, the payment of life insurance benefits to beneficiaries or, in instances where beneficiaries could not be located, the remittance of such benefits to the states under their unclaimed property laws. In contrast, New Mexico has enacted a version of the model legislation that applies only prospectively to life insurance companies, like Kemper’s life insurance companies (the “Life Companies”), that have not previously used a Death Master File. Similarly, Alabama, has enacted a statute that applies only to policies issued on or after January 1, 2016. In addition, several states have already introduced some form of DMF Statute in 2014, and Kemper believes that it is likely that a number of other states will similarly introduce legislation of this sort in their legislative sessions this year. Kemper cannot presently predict whether any of such legislation will be enacted or, if enacted, exactly what form such legislation will take.
Certain of the Life Companies have filed a lawsuit challenging the validity of the Kentucky DMF Statute insofar as it purports to impose new requirements with respect to existing, previously issued life insurance policies. The trial court in that case denied the subject Life Companies’ motion for summary judgment and held that the requirements of the Kentucky DMF Statute apply to life insurance policies issued before the Kentucky DMF Statute’s January 1, 2013 effective date. The case is on appeal by the subject Life Companies and a decision by the Court of Appeals is unlikely before the second half of 2014. In July 2013, certain of the Life Companies filed a declaratory judgment action, similar to the Kentucky proceeding, in state court in Maryland, asking the court to construe the Maryland DMF Statute as only applying to policies issued on and after the statute’s October 1, 2013 effective date. The State of Maryland defendants filed a motion to dismiss the action on procedural grounds. A decision by the trial court in Maryland on the state’s motion to dismiss is unlikely before the second quarter of 2014.
The Life Companies are the subject of an unclaimed property compliance audit (the “Treasurers’ Audit”) by a private audit firm retained by the Treasurers of thirty-eight states (the “Audit Firm”). In July 2013, the California State Controller (the “CA Controller”) filed a complaint for injunctive relief against the Life Companies in state court in California, seeking an order requiring the Life Companies to produce all of their in-force insurance policy records to the Audit Firm to enable the firm to perform a comparison of such records against a Death Master File and to ascertain whether any of the insureds under such policies may be deceased. The Life Companies have filed a counterclaim in this case against the CA Controller, seeking a declaration that there is no obligation under California’s unclaimed property law to perform a DMF comparison and that the Audit Firm cannot obtain the Life Companies’ records for the purpose of performing such a comparison.
The Life Companies are the subject of a multi-state market conduct examination by six state insurance regulators that is focused on the Life Companies’ claim settlement and policy administration practices, and specifically their compliance with state unclaimed property statutes (the “Multi-State Exam”). In July 2013, the Life Companies received requests from the Illinois Department of Insurance, as the managing lead state for the Multi-State Exam, for a significant volume of additional information, including all of the subject Life Companies’ records of in-force policies and other information of the type requested by the Audit Firm as part of the Treasurers’ Audit and which is the subject of the CA Controller’s complaint.
In September 2013, certain of the Life Companies filed declaratory judgment actions against the insurance regulators in four states participating in the Multi-State Exam, asking the courts in those states to declare that applicable insurance laws do not require life insurers to search a Death Master File to ascertain whether insureds are deceased. The subject Life Companies are also asking the courts to declare that regulators in those states do not have legal authority to (i) obtain life insurers’ policy records for the purpose of comparing data from those records against a Death Master File, and (ii) impose payment obligations on life insurers before a claim and due proof of death have been submitted. These cases are in various stages procedurally and a decision in any of them is unlikely before the second quarter of 2014.
Should these various efforts by state officials succeed in retroactively imposing new claims handling and escheatment requirements with regard to previously issued life insurance policies, they could have a material adverse effect on the

Company’s profitability, financial position and cash flows. The Company’s stance in opposition to the aforementioned actions by state legislators, Treasurers and insurance regulators, including the Company’s initiation of the litigation described above, also creates a risk of reputational damage to the Company among various constituencies (including its principal insurance regulators, rating agencies, investors, and insurance agents) if the Company’s position is not ultimately vindicated.
See Note 23, “Contingencies,” to the Consolidated Financial Statements and the sections of the MD&A entitled “Life and Health Insurance” and “Liquidity and Capital Resources” for additional information on these matters.
Kemper’s insurance subsidiaries are subject to significant regulation, and emerging practices in the evolving legal and regulatory landscape in which they operate could result in increased operating costs, reduced profitability and limited growth.
Kemper’s insurance subsidiaries operate under an extensive insurance regulatory system. Current laws and regulations encompass a wide variety of matters, including policy forms, premium rates, licensing, market conduct, trade practices, claims practices, investment standards, statutory capital and surplus requirements, reserve and loss ratio requirements, restrictions on transactions among affiliates and consumer privacy. They also require the filing of annual and quarterly financial reports and reports on holding company issues and other matters. Pre-approval requirements restrict the companies from implementing premium rate changes for property, casualty and health insurance policies, and many other actions. Insurance regulators conduct periodic examinations of Kemper’s insurance subsidiaries and can suspend or delay their operations or licenses, require corrective actions, and impose penalties or other remedies available for compliance failures. For a more detailed discussion of the regulations applicable to Kemper’s subsidiaries and these new developments, see “Regulation” in Item 1, beginning on page 11.
These laws and regulations, and their interpretation by the various regulators and courts, are undergoing continual revision and expansion. The legal and regulatory landscape within which Kemper’s insurance subsidiaries conduct their businesses is often unpredictable. As industry practices and regulatory, judicial, political, social and other conditions change, unexpected and unintended issues may emerge. These emerging practices, conditions and issues could adversely affect Kemper’s insurance subsidiaries in a variety of ways, including, for example, by expansion of coverages beyond their underwriting intent, increasing the number or size of claims or accelerating the payment of claims. Industry practices that were considered legally-compliant and reasonable for years may suddenly be deemed unacceptable by virtue of an unexpected court or regulatory ruling or changes in regulatory enforcement policies and practices. One example is the changing application by various state officials of state unclaimed property laws and related claims handling practices that is discussed in the preceding risk factor. Another example involves a rule adopted in 2013 by the Department of Housing and Urban Development (“HUD”) codifying the circumstances in which corporate practices that result in a disparate impact on protected classes may constitute a violation of the Fair Housing Act, even though such practices are neutral on their face. Two insurance industry trade associations have filed lawsuits challenging HUD’s authority to promulgate this rule, though the outcomes of these suits will not likely be known for quite some time. Anticipating such shifts in the law and the impact they may have on the Company and its operations is a difficult task and there can be no assurances that the Company will not encounter such shifts in the future.
The financial market turmoil has resulted in additional scrutiny and proposed regulation of the financial services industry, including insurance companies and their holding company systems. While it is not possible to predict how new laws or regulations or new interpretations of existing laws and regulations may impact the operations of Kemper’s insurance subsidiaries, several recent developments have the potential to significantly impact such operations. This includes state adoption of extensive modifications to the IHCS that will, among other things, substantially expand the oversight and examination powers of state insurance regulators beyond licensed insurance companies to their non-insurance affiliates, and impose new reporting requirements with respect to, among other things, enterprise risk to the organization as a whole, affiliated transactions, and any divestiture of controlling interests in an insurer. In addition, federal legislation has resulted in regulations affecting health insurers under the Health Care Acts, and potential changes to the state insurance regulatory system may result from the DFA. See the discussion of the NAIC model act and the DFA under “Regulation” in Item 1, beginning on page 11.
These new developments and significant changes in, or new interpretations of, existing laws and regulations could make it more expensive for Kemper’s insurance subsidiaries to conduct and grow their businesses.
Legal and regulatory proceedings are unpredictable and, in particular, the phenomenon of runaway jury verdicts could result in one or more unexpected verdicts against the Company that could have a material adverse effect on the Company’s financial results for any given period.
Kemper and its subsidiaries are from time to time involved in lawsuits, regulatory inquiries, and other legal proceedings arising out of the ordinary course of their businesses. Some of these proceedings may involve matters particular to Kemper or one or more of its subsidiaries, while others may pertain to business practices in the industry in which Kemper and its subsidiaries operate. Some lawsuits may seek class action status that, if granted, could expose the Company to potentially significant liability by virtue of the size of the putative classes. These matters raise difficult factual and legal issues and are subject to uncertainties and complexities, and the outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular stages in the proceedings are in most cases difficult or impossible to ascertain. A further complication is that even where the possibility of an adverse outcome is deemed to be remote using traditional legal analysis, juries sometimes can and do substitute their subjective views in place of facts and established legal principles. Given the unpredictability of the legal and regulatory landscape in which the Company operates, there can be no assurance that one or more of these matters will not produce a result that could have a material adverse effect on the Company’s financial results for any given period.
For information about the Company’s pending litigation, see Note 23, “Contingencies,” to the Consolidated Financial Statements.
Catastrophe losses could materially and adversely affect the Company’s results of operations, liquidity and/or financial condition, the availability of reinsurance and the ratings of Kemper and its insurance subsidiaries.
Kemper’s property and casualty insurance subsidiaries are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophes can be caused by various events, including, but not limited to, hurricanes, tornadoes, windstorms, earthquakes, hail storms, explosions, severe winter weather and wildfires and may include man-made events, such as terrorist attacks and hazardous material spills. The incidence, frequency and severity of catastrophes are inherently unpredictable, and may be impacted by the uncertain effects of climate change. The extent of the Company’s losses from a catastrophe is a function of both the total amount of insured exposure in the geographic area affected by the event and the severity of the event. The Company could experience more than one severe catastrophic event in any given period.
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
The Company uses catastrophe modeling tools developed by third parties to project its potential exposure to catastrophic events under various scenarios. Such models are based on various assumptions and judgments which may turn out to be wrong. The actual impact of one or more catastrophic events could adversely and materially differ from these projections.
Kemper’s insurance subsidiaries seek to reduce their exposure to catastrophe losses through the purchase of catastrophe reinsurance. Reinsurance does not relieve Kemper’s insurance subsidiaries of their direct liability to their policyholders. As long as the reinsurers meet their obligations, the net liability for Kemper’s insurance subsidiaries is limited to the amount of risk that they retain. While the Company’s principal reinsurers are each rated “A-” or better by A.M. Best at the time reinsurance is purchased, the Company cannot be certain that reinsurers will pay the amounts due from them either now, in the future, or on a timely basis. A reinsurer’s insolvency or inability to make payments under the terms of its reinsurance agreement could have a material adverse effect on the Company’s financial position, results of operations and liquidity.
In addition, market conditions beyond the Company’s control determine the availability of the reinsurance protection that Kemper’s insurance subsidiaries may purchase. A decrease in the amount of reinsurance protection that Kemper’s insurance subsidiaries purchase generally should increase their risk of loss. However, if the amount of available reinsurance is reduced, Kemper’s insurance subsidiaries may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect the ability of Kemper’s insurance subsidiaries to write future insurance policies or result in their retaining more risk with respect to such policies.
Kemper’s insurance subsidiaries also manage their exposure to catastrophe losses through underwriting strategies such as reducing exposures in, or withdrawing from, catastrophe-prone areas, establishing appropriate guidelines for insurable structures, and setting appropriate rates, deductibles, exclusions and policy limits. The extent to which Kemper’s insurance subsidiaries can manage their exposure through such strategies may be limited by law or regulatory action. For example, laws and regulations may limit the rate or timing at which insurers may non-renew insurance policies in catastrophe-prone areas or require insurers to participate in wind pools and joint underwriting associations. Generally an insurer’s participation in such pools and associations are based on the insurer’s market share determined on a state-wide basis. Accordingly, even though Kemper’s insurance subsidiaries may not incur a direct insured loss as a result of managing direct catastrophe exposures, they may incur indirect losses from required participation in pools and associations. Laws and regulations requiring prior approval of policy forms and premium rates may limit the ability of Kemper’s insurance subsidiaries to increase rates or deductibles on a timely basis, which may result in additional losses or lower returns than otherwise would have occurred in an unregulated market. See the risk factor below entitled “Kemper’s insurance subsidiaries are subject to significant regulation, and emerging practices in the evolving legal and regulatory landscape in which they operate could result in increased operating costs, reduced profitability and limited growth.”
If the catastrophic risk retained by Kemper’s insurance subsidiaries increases, rating agencies may downgrade the ratings of Kemper and/or its insurance subsidiaries or require Kemper to retain more capital in its insurance businesses to maintain existing ratings. See the risk factor below entitled “A significant downgrade in the ratings of Kemper or its insurance subsidiaries could adversely affect the Company.”
A significant downgrade in the ratings of Kemper or its insurance subsidiaries could adversely and materially affect the Company.
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
See “Competition” in Item 1 of Part I beginning on page 8 and page 11, for more information on the competitive rankings in the property and casualty insurance markets and the life and health insurance markets, respectively, in the United States.
Reserve National’s operating history with its expanded distribution channels and new products is limited.
Reserve National’s business model, which has traditionally focused on providing limited benefit and supplemental accident and health insurance coverages to persons who lack access to traditional private options, continues to be adversely affected by the Health Care Acts. In response, Reserve National has been adapting its business model by placing emphasis on designing and selling supplemental health insurance products that are not expected to be as severely impacted by the Health Care Acts and ceasing to issue health insurance products that are expected to be severely impacted. Because Reserve National’s operating history with respect to some of these supplemental health insurance products, such as dental and vision insurance products, is limited, it supplements its data with industry data and experience in determining rates to charge for these products and projecting returns. It will take several years to develop company-specific experience. Reserve National’s actual experience could adversely and materially differ from the data and experience on which assumptions and projections are based.

Reserve National also began expanding its distribution channels during 2013. Three marketing channel initiatives have been launched - Kemper Senior Solutions, Kemper Benefits, and Kemper Dental. Kemper Senior Solutions markets small face (final expense) life insurance and home health care products focusing on the individual senior age demographic of the market place. Kemper Benefits and Kemper Dental sell voluntary supplemental insurance products in the employer market place. Brokers and non-exclusive independent agents are utilized to market and distribute products in all three of these new distribution channels. Reserve National appointed 12,900 independent agents in 2013 in connection with these initiatives. Reserve National has limited history on how its products will perform using these distribution channels. It will take several years to determine if actual performance meets, exceeds or is below expectations. If performance is below expectations, Reserve National’s financial position, returns and valuation could be adversely and materially impacted for many years due to the long-term nature of some of the products sold through these distribution channels.
Failure to maintain the security of personal data and the availability of critical systems may result in lost business, reputational harm, and legal costs and regulatory penalties.
Kemper’s insurance subsidiaries obtain and store vast amounts of personal data that can present significant risks to the Company and its customers and employees. An increasing array of laws and regulations govern the use and storage of such data, including, for example, social security numbers, credit card data, and personal health information. The Company’s data systems are vulnerable to security breaches due to the sophistication of cyber-attacks, viruses, malware, hackers and other external hazards, as well as inadvertent errors, equipment and system failures, and employee misconduct. The Company also relies on the ability of its business partners to maintain secure systems and processes that comply with legal requirements and protect personal data. These increased risks and expanding regulatory requirements related to personal data security expose the Company to potential data loss and resulting damages, reputational risk and significant increases in compliance and litigation costs. In the event of non-compliance with the Payment Card Industry Data Security Standard, an information security standard for organizations that handle cardholder information for the major debit, credit, prepaid, e-purse, ATM and point-of-sale cards, such organizations could prevent Kemper’s insurance subsidiaries from collecting premium payments from customers by way of such cards and impose significant fines on Kemper’s insurance subsidiaries.
The Company’s business operations rely on the continuous availability of its computer systems. In addition to disruptions caused by cyber-attacks or other data breaches, such systems may be adversely affected by natural and man-made catastrophes. The Company’s failure to maintain business continuity in the wake of such events may prevent the timely completion of critical processes across its operations, including, for example, insurance policy administration, claims processing, billing, treasury and investment operations and payroll. These failures could result in significant loss of business, fines and litigation.
The Company’s investment portfolio is exposed to a variety of risks that may negatively impact net investment income and cause realized and unrealized losses.

The Company maintains a diversified investment portfolio that is exposed to significant financial and capital market risks, including interest rate, credit, equity price, liquidity risks, risks from changes in tax laws and regulations, and other general economic conditions.
The interest rate environment has a significant impact on the Company’s financial results and position. In recent years, rates have been at or near historic lows. A protracted low interest rate environment would continue to place pressure on net investment income, particularly related to fixed income securities, short-term investments and limited liability investment companies and limited partnerships accounted for under the equity method of accounting (“Equity Method Limited Liability Investments”) that invest in distressed and mezzanine debt of other companies. A decline in interest rates would generally increase the carrying value of the Company’s fixed income securities and its Equity Method Limited Liability Investments that exhibit debt-like characteristics, but it may have an adverse effect on the Company’s investment income as it invests cash in new investments that may yield less than the portfolio’s average rate. In a declining interest rate environment, borrowers may seek to refinance their borrowings at lower rates and, accordingly, prepay or redeem securities the Company holds as investments more quickly than the Company initially expected. Such prepayment or redemption action may cause the Company to reinvest the redeemed proceeds in lower yielding investments. An increase in interest rates would generally reduce the carrying value of a substantial portion of the Company’s investment portfolio, particularly fixed income securities and Equity Method Limited Liability Investments, which typically provide higher returns but at a higher risk.
The Company invests a significant portion of its investment portfolio in equity securities, which generally have more volatile returns than fixed income securities and may experience sustained periods of depressed values. There are multiple factors that could negatively impact the performance of the Company’s equity portfolio, including general economic conditions, industry or sector deterioration and issuer-specific concerns. A decline in equity values may result in a decrease in dividend income, realized losses upon sales of the securities, or other-than-temporary impairment charges on securities still held.

Interest rates and equity returns also have a significant impact on the Company’s pension and postretirement employee benefit plans. In addition to the impact on carrying values and yields of the underlying assets of the funded plans, interest rates also impact the discounting of the projected and accumulated benefit obligations of the plans. A decrease in interest rates may have a negative impact on the funded status of the plans.
The nature and cash flow needs of the Company and the insurance industry in general present certain liquidity risks that may impact the return of the investment portfolio. If the Company were to experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments to claimants, which could result in realized losses. Additionally, increases in illiquidity in the financial markets may increase uncertainty in the valuations of the Company’s investments. This increases the risk that the fair values reported in the Company’s consolidated financial statements may differ from the actual price that may be obtained in an orderly sales transaction.
The Company has also benefited from certain tax laws related to its investment portfolio, including dividends received deductions and tax-exempt municipal securities. Changes in tax laws may have a detrimental effect on the after-tax return of the Company’s investment portfolio.
The Company’s entire investment portfolio is subject to broad risks inherent in the financial markets, including, but not limited to, inflation, regulatory changes, inactive capital markets, governmental and social stability, economic outlooks, unemployment and recession. Changes to these risks and how the market perceives them may impact the financial performance of the Company’s investments.
Kemper and its insurance subsidiaries are subject to various risk rating and capital adequacy measurements that are significantly impacted by various characteristics of their invested assets, including asset type, class and credit rating. The Company’s insurance subsidiaries are also subject to various limitations on the amounts at which they can invest in individual assets or certain asset classes in the aggregate. Asset risk is one factor used by insurance regulators and rating agencies to determine the RBC for Kemper’s insurance subsidiaries. Accordingly, a deterioration in the quality of the investments held by Kemper’s insurance subsidiaries or an increase in the investment risk inherent in their investment portfolios could increase capital requirements. See risk factor below entitled “Kemper relies on receiving dividends from its subsidiaries to service its debt, to pay dividends to its shareholders or make repurchases of its stock”.These factors may inhibit the Company from shifting its investment mix to produce higher returns. The Company is also subject to concentration risk to the extent that the portfolio is heavily invested, at any particular time, in specific asset types, classes, industries, sectors, or collateral types, among other defining features. Developments and the market’s perception thereof in any of these concentrations may exacerbate the negative effects on our investment portfolio compared to other companies.
Estimating losses and LAE for determining property and casualty insurance reserves, or determining premium rates, is inherently uncertain, and the Company’s results of operations may be materially impacted if the Company’s insurance reserves or premium rates are insufficient.
The Company establishes loss and LAE reserves to cover estimated liabilities, which remain unpaid as of the end of each accounting period, and to investigate and settle all claims incurred under the property and casualty insurance policies that it has issued. Loss and LAE reserves are established for claims that have been reported to the Company as of the end of the accounting period, as well as for claims that have occurred but have not yet been reported to the Company. The estimates of loss and LAE reserves are based on the Company’s assessment of the facts and circumstances known to it at the time, as well as estimates of the impact of future trends in the severity of claims, the frequency of claims and other factors. See MD&A, “Critical Accounting Estimates,” under the caption “Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses” beginning on page 58 for a discussion of the Company’s reserving process and the factors considered by the Company’s actuaries in estimating the Company’s Property and Casualty Insurance Reserves.
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
The Company’s actuaries also consider trends in the severity and frequency of claims and other factors when determining the premium rates to charge for its property and casualty insurance products. An unanticipated change in any one or more of these factors or trends, as well as a change in competitive conditions, may also result in inadequate premium rates charged for insurance policies issued by Kemper’s property and casualty insurance subsidiaries in the future. Such pricing inadequacies could have a material impact on the Company’s operating results.
Kemper relies on receiving dividends from its subsidiaries to service its debt, to pay dividends to its shareholders or make repurchases of its stock.
As a holding company with no business operations of its own, Kemper depends on the dividend income that it receives from its subsidiaries as the primary source of funds to pay interest and principal on its outstanding debt obligations, to pay dividends to its shareholders and to make repurchases of its stock. Kemper’s insurance subsidiaries are subject to significant regulatory restrictions under state insurance laws and regulations that limit their ability to declare and pay dividends. These laws and regulations impose minimum solvency and liquidity requirements on dividends between affiliated companies and require prior notice to, and may require approval from, state insurance regulators before dividends can be paid. In addition, third-party rating agencies monitor statutory capital and surplus levels for capital adequacy. Even though a dividend may be payable without regulatory approval, an insurance subsidiary may forgo paying a dividend to Kemper and retain the capital in its insurance subsidiaries to maintain or improve the ratings of Kemper’s insurance subsidiaries. The inability of one or more of Kemper’s insurance subsidiaries to pay sufficient dividends to Kemper may materially affect Kemper’s ability to timely pay its debt obligations, to pay dividends to its shareholders or make repurchases of its stock.
Managing technology initiatives to address business developments present significant challenges to the Company.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties.
Owned Properties
Kemper’s subsidiaries together own and occupy 13 buildings located in seven states consisting of approximately 49,000 square feet in the aggregate. Kemper’s subsidiaries hold additional properties that are not occupied by Kemper or its subsidiaries solely for investment purposes .
Leased Facilities
In 2013, the Company sold the building where Kemper’s corporate and business executive offices and the home office of Kemper Direct are headquartered. In connection with the sale, the Company leased back five floors, or approximately 67,000 square feet of the 41-story office building.
Kemper Preferred, Kemper Specialty and Kemper Direct lease, either separately or on a shared-basis, facilities with an aggregate square footage of approximately 427,000 at 12 locations in 8 states. The latest expiration date of the existing leases is in September of 2018. Kemper’s Life and Health Insurance segment leases facilities with aggregate square footage of approximately 460,000 at 122 locations in 27 states. The latest expiration date of the existing leases is in January of 2025. Kemper’s corporate data processing operation leases facilities with aggregate square footage of approximately 36,000 square feet at two locations in two states. The latest expiration date of the existing leases is in September of 2018.
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
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Kemper’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol of “KMPR.” Quarterly information pertaining to market prices of Kemper common stock in 2013 and 2012 is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Dec 31, 2013
Common Stock Market Prices:
High	$33.88	$34.79	$36.56	$41.31	$41.31
Low	29.87	30.43	33.23	33.49	29.87
Close	32.61	34.25	33.60	40.88	40.88

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Dec 31, 2012
Common Stock Market Prices:
High	$30.99	$31.23	$33.00	$31.98	$33.00
Low	27.77	28.14	30.08	28.20	27.77
Close	30.28	30.75	30.71	29.50	29.50
Holders
As of January 16, 2014, the number of record holders of Kemper’s common stock was 4,446.
Dividends
Quarterly information pertaining to payment of dividends on Kemper’s common stock is presented below.

DOLLARS PER SHARE	Three Months Ended				Year Ended
	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Dec 31, 2013
Cash Dividends Paid to Shareholders (per share)	$0.24	$0.24	$0.24	$0.24	$0.96

	Three Months Ended				Year Ended
DOLLARS PER SHARE	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Dec 31, 2012
Cash Dividends Paid to Shareholders (per share)	$0.24	$0.24	$0.24	$0.24	$0.96
Kemper’s insurance subsidiaries are subject to various state insurance laws that may restrict the ability of these insurance subsidiaries to pay dividends without prior regulatory approval. See MD&A, “Liquidity and Capital Resources” and Note 8, “Shareholders’ Equity,” to the Consolidated Financial Statements for information on Kemper’s ability and intent to pay dividends.

Issuer Purchases of Equity Securities
Information pertaining to purchases of Kemper common stock for the three months ended December 31, 2013 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased (1)	Share	or Programs (1)	(Dollars in Millions)
October 1 - October 31	346,938	$35.08	346,938	$114.6
November 1 - November 30	60,678	$37.72	60,678	$112.3
December 1 - December 31	21,242	$37.92	20,900	$111.5
(1) On February 2, 2011, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock. The repurchase program does not have an expiration date.
Total Number of Shares Purchased in the preceding table include 342 shares that were withheld to satisfy tax withholding obligations on the vesting of restricted stock awards under Kemper’s long-term equity-based compensation plans during the quarter ended December 31, 2013. In addition to the shares withheld and purchased on the vesting of restricted stock awards, 20,899 shares were withheld to satisfy tax withholding obligations relating to the exercise of stock appreciation rights under Kemper’s long-term equity-based compensation plans during the quarter ended December 31, 2013. Such shares are not considered “purchased” and are excluded from preceding table.

Kemper Common Stock Performance Graph
The following graph assumes $100 invested on December 31, 2008 in (i) Kemper common stock, (ii) the S&P MidCap 400 Index and (iii) the S&P Supercomposite Insurance Index, in each case with dividends reinvested. Kemper is a constituent of each of these two indices.
The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Kemper common stock.

Company / Index	2008	2009	2010	2011	2012	2013
Kemper Corporation	$100.00	$149.22	$172.12	$211.99	$221.14	$315.15
S&P MidCap 400 Index	100.00	137.38	173.98	170.96	201.53	269.04
S&P Supercomposite Insurance Index	100.00	110.79	128.54	119.66	142.54	207.74

Item 6.     Selected Financial Data.
Selected financial information as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 is presented below.

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2013	2012	2011	2010	2009
FOR THE YEAR
Earned Premiums	$2,025.8	$2,107.1	$2,173.6	$2,289.4	$2,455.5
Net Investment Income	314.7	295.9	298.0	325.7	319.9
Other Income	0.8	0.8	1.0	1.3	2.5
Net Realized Gains on Sales of Investments	99.1	65.4	33.7	42.6	24.6
Net Impairment Losses Recognized in Earnings	(13.9)	(6.9)	(11.3)	(16.5)	(50.4)
Total Revenues	$2,426.5	$2,462.3	$2,495.0	$2,642.5	$2,752.1
Income from Continuing Operations	$214.5	$91.8	$61.7	$162.4	$161.8
Income (Loss) from Discontinued Operations	3.2	11.6	12.8	15.5	(2.8)
Net Income	$217.7	$103.4	$74.5	$177.9	$159.0
Per Unrestricted Share:
Income from Continuing Operations	$3.75	$1.55	$1.02	$2.62	$2.60
Income (Loss) from Discontinued Operations	0.06	0.20	0.21	0.25	(0.05)
Net Income	$3.81	$1.75	$1.23	$2.87	$2.55
Per Unrestricted Share Assuming Dilution:
Income from Continuing Operations	$3.74	$1.54	$1.02	$2.62	$2.60
Income (Loss) from Discontinued Operations	0.06	0.20	0.21	0.25	(0.05)
Net Income	$3.80	$1.74	$1.23	$2.87	$2.55
Dividends Paid to Shareholders Per Share	$0.96	$0.96	$0.96	$0.88	$1.07
AT YEAR END
Total Assets	$7,656.4	$8,009.1	$7,934.7	$8,260.8	$8,489.8
Insurance Reserves	$4,061.0	$4,132.2	$4,131.8	$4,182.4	$4,239.3
Unearned Premiums	598.9	650.9	666.2	678.6	724.9
Certificates of Deposits	—	—	—	321.4	682.4
Notes Payable	606.9	611.4	610.6	609.8	561.4
All Other Liabilities	338.1	452.9	409.5	445.6	447.9
Total Liabilities	5,604.9	5,847.4	5,818.1	6,237.8	6,655.9
Shareholders’ Equity	2,051.5	2,161.7	2,116.6	2,023.0	1,833.9
Total Liabilities and Shareholders’ Equity	$7,656.4	$8,009.1	$7,934.7	$8,260.8	$8,489.8
Book Value Per Share	$36.86	$36.98	$35.13	$33.13	$29.41

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Index to
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY OF RESULTS
Net Income was $217.7 million ($3.81 per unrestricted common share) for the year ended December 31, 2013, compared to $103.4 million ($1.75 per unrestricted common share) for the year ended December 31, 2012. Income from Continuing Operations was $214.5 million ($3.75 per unrestricted common share) in 2013, compared to $91.8 million ($1.55 per unrestricted common share) in 2012.
Catastrophe losses and LAE from continuing operations (excluding loss and LAE reserve development from prior accident years) were $50.7 million before tax for the year ended December 31, 2013, compared to $124.5 million in 2012, a decrease of $73.8 million. Catastrophe losses and LAE before tax decreased by $64.3 million and $6.0 million, in the Kemper Preferred and Kemper Direct segments, respectively. The Company reported Income from Discontinued Operations of $3.2 million and $11.6 million for the years ended December 31, 2013 and 2012, respectively.
A reconciliation of Total Segment Net Operating Income to Net Income for the years ended December 31, 2013, 2012 and 2011 is presented below:

DOLLARS IN MILLIONS	2013	2012	2013 Increase (Decrease)	2011	2012 Increase (Decrease)
Segment Net Operating Income (Loss):
Kemper Preferred	$63.1	$(11.2)	$74.3	$(17.6)	$6.4
Kemper Specialty	10.4	1.2	9.2	19.8	(18.6)
Kemper Direct	27.1	(0.9)	28.0	(27.5)	26.6
Life and Health Insurance	89.3	90.8	(1.5)	98.9	(8.1)
Total Segment Net Operating Income	189.9	79.9	110.0	73.6	6.3
Unallocated Net Operating Loss	(30.7)	(26.1)	(4.6)	(26.5)	0.4
Consolidated Net Operating Income	159.2	53.8	105.4	47.1	6.7
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	64.4	42.5	21.9	21.9	20.6
Net Impairment Losses Recognized in Earnings	(9.1)	(4.5)	(4.6)	(7.3)	2.8
Income from Continuing Operations	214.5	91.8	122.7	61.7	30.1
Income from Discontinued Operations	3.2	11.6	(8.4)	12.8	(1.2)
Net Income	$217.7	$103.4	$114.3	$74.5	$28.9
Earned Premiums were $2,025.8 million in 2013, compared to $2,107.1 million in 2012, a decrease of $81.3 million. Earned Premiums decreased by $44.6 million, $27.0 million, $7.0 million and $2.7 million in the Kemper Direct, Kemper Specialty, Life and Health Insurance and Kemper Preferred segments, respectively.
Net Investment Income increased by $18.8 million in 2013 due primarily to $17.1 million in higher net investment income from Equity Method Limited Liability Investments and $12.3 million in higher net investment income from Dividends on Equity Securities, partially offset by $10.6 million of lower net investment income from Interest and Dividends on Fixed Maturities.
Net Realized Gains on Sales of Investments were $99.1 million in 2013, compared to $65.4 million in 2012. The Company sold the building where Kemper’s corporate offices are headquartered and recognized a realized gain of $43.6 million in 2013.
Net Impairment Losses Recognized in Earnings for the years ended December 31, 2013 and 2012 were $13.9 million and $6.9 million, respectively.
The Company cannot predict when or if similar investment gains or losses may occur in the future. See MD&A, “Investment Results,” for additional information pertaining to investment performance.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CATASTROPHES
The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, management of the amount and location of new business production in certain regions and primary catastrophe reinsurance programs for its property and casualty insurance businesses. Coverage for each primary catastrophe reinsurance program is provided in various layers (see Note 20, “Catastrophe Reinsurance,” to the Consolidated Financial Statements for further discussion of these programs). In addition to these programs, the Kemper Preferred segment had a reinsurance treaty covering the three-year period that ended June 1, 2013 for catastrophe losses in North Carolina at retentions lower than the Company’s primary catastrophe reinsurance programs (“the Kemper Preferred NC Program”). The Company purchases reinsurance from the FHCF for hurricane losses in Florida at retentions lower than the Company’s primary catastrophe reinsurance programs.
Catastrophe reinsurance premiums for the Company’s primary reinsurance programs, the Kemper Preferred NC Program and the FHCF reduced earned premiums for the years ended December 31, 2013, 2012 and 2011 by the following:

DOLLARS IN MILLIONS	2013	2012	2011
Kemper Preferred	$23.2	$24.6	$20.0
Kemper Specialty	0.1	0.1	0.1
Kemper Direct	0.3	0.4	0.8
Life and Health Insurance	—	2.0	2.3
Total Ceded Catastrophe Reinsurance Premiums	$23.6	$27.1	$23.2
The Life and Health Insurance segment did not renew its catastrophe reinsurance program in 2013. See MD&A, “Life and Health Insurance,” for additional information.
Catastrophe losses and LAE (excluding loss and LAE reserve development) by business segment for the years ended December 31, 2013, 2012 and 2011 are presented below:

DOLLARS IN MILLIONS	2013	2012	2011
Kemper Preferred	$41.1	$105.4	$144.2
Kemper Specialty	3.7	4.8	3.8
Kemper Direct	2.3	8.3	6.7
Life and Health Insurance	3.6	6.0	9.1
Total Catastrophe Losses and LAE	$50.7	$124.5	$163.8

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CATASTROPHES (Continued)
The number of catastrophic events and catastrophe losses and LAE (excluding loss and LAE reserve development) by range of loss for the years ended December 31, 2013, 2012 and 2011 are presented below:

	Year Ended
	Dec 31, 2013		Dec 31, 2012		Dec 31, 2011
DOLLARS IN MILLIONS	Number of Events	Losses and LAE	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	27	$44.3	19	$25.6	22	$37.4
$5 - $10	1	6.4	5	39.4	3	21.9
$10 - $15	—	—	1	11.0	1	10.9
$15 - $20	—	—	—	—	2	37.2
$20 - $25	—	—	—	—	1	23.0
Greater Than $25	—	—	1	48.5	1	33.4
Total	28	$50.7	26	$124.5	30	$163.8
As shown in the preceding table, catastrophe losses and LAE decreased for the year ended December 31, 2013, compared to 2012, due primarily to no occurrences of events with losses in excess of $25 million in 2013, compared with one event in 2012; no occurences of losses in the $10 million to $15 million range in 2013, compared with one event in 2012; and lower frequency and severity of losses ranging from $5 million to $10 million per event in 2013, compared to 2012, partially offset by higher frequency and severity of losses below $5 million per event in 2013, compared to 2012.
As shown in the preceding table, catastrophe losses and LAE decreased for the year ended December 31, 2012, compared to 2011, due primarily to lower severity of losses below $5 million per event in 2012, compared to 2011, and lower frequency of losses in excess of $15 million per event in 2012, compared to 2011, partially offset by higher frequency of losses ranging from $5 million to $10 million per event in 2012, compared to 2011.
The five events in the $5 million to $10 million range and one event in the $10 million to $15 million range for the year ended December 31, 2012 were related to hail or wind events in either Texas, Colorado or the Midwest and mid-Atlantic states. In the fourth quarter of 2012, the Company incurred claims related to one event in the greater than $25 million range which was Superstorm Sandy. In late October 2012, Superstorm Sandy, a named catastrophe and at one point a level two hurricane while over the Atlantic ocean, caused a significant amount of damage in several northeastern states. Catastrophe losses and LAE for the year ended December 31, 2012 includes $48.5 million related to Superstorm Sandy, of which $44.0 million is included in the Kemper Preferred segment.
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
Total catastrophe loss and LAE reserves, net of reinsurance recoverables, developed favorably by $14.5 million, $6.3 million and $6.4 million in 2013, 2012 and 2011, respectively. Favorable catastrophe loss and LAE reserve development in 2013 included favorable development of $1.5 million from Superstorm Sandy and favorable development, net of reinsurance, of $2.0 million resulting from a final assessment issued by the Mississippi Windstorm Underwriting Association (“MWUA”) that reduced the Company’s share of MWUA’s losses for the 2004 through 2006 policy periods. See MD&A, “Loss and LAE Reserve Development,” of this 2013 Annual Report for catastrophe loss and LAE reserve development by business segment.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LOSS AND LAE RESERVE DEVELOPMENT
Increases (decreases) in the Company’s property and casualty loss and LAE reserves for the years ended December 31, 2013, 2012 and 2011 to recognize adverse (favorable) loss and LAE reserve development from prior accident years in continuing operations, hereinafter also referred to as “reserve development” in the discussion of segment results, is presented below:

DOLLARS IN MILLIONS	2013	2012	2011
Kemper Preferred:
Non-catastrophe	$(15.6)	$1.4	$(13.6)
Catastrophe	(11.9)	(6.2)	(5.5)
Total	(27.5)	(4.8)	(19.1)
Kemper Specialty:
Non-catastrophe	(4.9)	(2.4)	(9.5)
Catastrophe	—	0.1	0.1
Total	(4.9)	(2.3)	(9.4)
Kemper Direct:
Non-catastrophe	(25.0)	(17.5)	(4.4)
Catastrophe	(0.6)	(0.3)	0.5
Total	(25.6)	(17.8)	(3.9)
Life and Health Insurance:
Non-catastrophe	0.2	(0.4)	(1.1)
Catastrophe	(2.0)	0.1	(1.5)
Total	(1.8)	(0.3)	(2.6)
Decrease in Total Loss and LAE Reserves Related to Prior Years:
Non-catastrophe	(45.3)	(18.9)	(28.6)
Catastrophe	(14.5)	(6.3)	(6.4)
Decrease in Total Loss and LAE Reserves Related to Prior Years	$(59.8)	$(25.2)	$(35.0)
See MD&A, “Critical Accounting Estimates,” of this 2013 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, and the estimated variability thereof, development of property and casualty insurance losses and LAE, and a discussion of some of the variables that may impact them.
NON-GAAP FINANCIAL MEASURES
Pursuant to the rules and regulations of the SEC, the Company is required to file consolidated financial statements prepared in accordance with the accounting principals generally accepted in the United States (“GAAP”). The Company is permitted to include non-GAAP financial measures in its filings provided that they are defined along with an explanation of their usefulness to investors, are no more prominent than the comparable GAAP financial measures and are reconciled to such GAAP financial measures.
These non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall profitability of the Company’s business.
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
A reconciliation of Consolidated Net Operating Income to Income from Continuing Operations for the years ended December 31, 2013, 2012 and 2011 is presented below:

DOLLARS IN MILLIONS	2013	2012	2011
Consolidated Net Operating Income	$159.2	$53.8	$47.1
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	64.4	42.5	21.9
Net Impairment Losses Recognized in Earnings	(9.1)	(4.5)	(7.3)
Income from Continuing Operations	$214.5	$91.8	$61.7
There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Income for the years ended December 31, 2013, 2012 and 2011.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER PREFERRED
Selected financial information for the Kemper Preferred segment follows:

DOLLARS IN MILLIONS	2013	2012	2011
Net Premiums Written	$847.8	$891.7	$868.8
Earned Premiums:
Automobile	$503.6	$515.5	$510.9
Homeowners	317.9	308.5	294.9
Other Personal	55.2	55.4	54.0
Total Earned Premiums	876.7	879.4	859.8
Net Investment Income	55.7	45.0	48.8
Other Income	0.2	0.4	0.3
Total Revenues	932.6	924.8	908.9
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	578.8	608.4	584.6
Catastrophe Losses and LAE	41.1	105.4	144.2
Prior Years:
Non-catastrophe Losses and LAE	(15.6)	1.4	(13.6)
Catastrophe Losses and LAE	(11.9)	(6.2)	(5.5)
Total Incurred Losses and LAE	592.4	709.0	709.7
Insurance Expenses	252.5	243.8	239.8
Operating Profit (Loss)	87.7	(28.0)	(40.6)
Income Tax Benefit (Expense)	(24.6)	16.8	23.0
Segment Net Operating Income (Loss)	$63.1	$(11.2)	$(17.6)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	66.1%	69.1%	67.9%
Current Year Catastrophe Losses and LAE Ratio	4.7	12.0	16.8
Prior Years Non-catastrophe Losses and LAE Ratio	(1.8)	0.2	(1.6)
Prior Years Catastrophe Losses and LAE Ratio	(1.4)	(0.7)	(0.6)
Total Incurred Loss and LAE Ratio	67.6	80.6	82.5
Incurred Expense Ratio	28.8	27.7	27.9
Combined Ratio	96.4%	108.3%	110.4%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	66.1%	69.1%	67.9%
Incurred Expense Ratio	28.8	27.7	27.9
Underlying Combined Ratio	94.9%	96.8%	95.8%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	94.9%	96.8%	95.8%
Current Year Catastrophe Losses and LAE Ratio	4.7	12.0	16.8
Prior Years Non-catastrophe Losses and LAE Ratio	(1.8)	0.2	(1.6)
Prior Years Catastrophe Losses and LAE Ratio	(1.4)	(0.7)	(0.6)
Combined Ratio as Reported	96.4%	108.3%	110.4%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER PREFERRED (Continued)
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2013	Dec 31, 2012
Insurance Reserves:
Automobile	$276.7	$287.6
Homeowners	97.9	123.7
Other Personal	38.2	41.0
Insurance Reserves	$412.8	$452.3

Insurance Reserves:
Loss Reserves:
Case	$259.2	$284.7
Incurred but Not Reported	97.4	105.5
Total Loss Reserves	356.6	390.2
LAE Reserves	56.2	62.1
Insurance Reserves	$412.8	$452.3
2013 Compared with 2012
Earned Premiums in the Kemper Preferred segment decreased by $2.7 million for the year ended December 31, 2013, compared to 2012, due primarily to lower volume of $44.3 million, partially offset by higher average premium of $41.6 million. Earned premiums on automobile insurance decreased by $11.9 million in 2013, compared to 2012, due primarily to lower volume of $24.8 million, partially offset by higher average premium of $12.9 million. Earned premiums on homeowners insurance increased by $9.4 million in 2013, compared to 2012, due primarily to higher average premium of $26.6 million, partially offset by lower volume of $17.2 million. Earned premiums on other personal insurance decreased by $0.2 million in 2013, compared to 2012, due primarily to lower volume of $2.3 million, partially offset by higher average premium of $2.1 million.
Net Investment Income in the Kemper Preferred segment increased by $10.7 million for the year ended December 31, 2013, compared to 2012, due primarily to higher net investment income from Equity Method Limited Liability Investments, higher dividends on equity securities and higher levels of investments allocated to the Kemper Preferred segment, partially offset by lower yields on fixed maturities. The Kemper Preferred segment reported net investment income from Equity Method Limited Liability Investments of $10.1 million in 2013, compared to $4.0 million in 2012.
Operating Profit in the Kemper Preferred segment was $87.7 million for the year ended December 31, 2013, compared to an Operating Loss of $28.0 million in 2012. Operating results improved due primarily to lower catastrophe losses and LAE (excluding reserve development), lower underlying losses and LAE as a percentage of earned premiums, higher favorable loss and LAE reserve development and higher net investment income, partially offset by higher insurance expenses as a percentage of earned premiums. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) were $41.1 million in 2013, compared to $105.4 million in 2012. Underlying losses and LAE as a percentage of earned premiums improved due to lower underlying losses as a percentage of earned premiums in homeowners insurance and other personal insurance. Favorable loss and LAE reserve development (including catastrophe development) was $27.5 million in 2013, compared to $4.8 million in 2012. Kemper Preferred continues to take actions intended to improve profitability, including additional rate increases, enhanced pricing segmentation, higher deductibles, in particular for wind or hail events, and other underwriting actions.
Automobile insurance incurred losses and LAE were $388.5 million, or 77.1% of automobile insurance earned premiums, for the year ended December 31, 2013, compared to $413.7 million, or 80.3% of automobile insurance earned premiums, in 2012. Automobile insurance incurred losses as a percentage of automobile earned premiums decreased by 3.2% due primarily to a favorable impact from a change in loss and LAE reserve development and lower catastrophe losses and LAE (excluding reserve development), partially offset by higher underlying losses and LAE as a percentage of automobile insurance earned premiums. Favorable loss and LAE reserve development was $3.2 million in 2013, compared to adverse loss and LAE reserve development of $7.3 million in 2012. Catastrophe losses and LAE (excluding reserve development) were $3.5 million in 2013,

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER PREFERRED (Continued)
compared to $12.7 million in 2012. Underlying losses and LAE as a percentage of automobile insurance earned premiums were 77.1% in 2013, compared to 76.4% in 2012. Underlying losses and LAE as a percentage of automobile insurance earned premiums increased due primarily to higher severity of bodily injury and collision losses, partially offset by higher average premium and lower frequency of bodily injury and comprehensive claims.
Homeowners insurance incurred losses and LAE were $183.6 million, or 57.8% of homeowners insurance earned premiums, for the year ended December 31, 2013, compared to $264.5 million, or 85.7% of homeowners insurance earned premiums, in 2012. Homeowners insurance incurred losses and LAE as a percentage of homeowners insurance earned premiums decreased due primarily to lower catastrophe losses and LAE (excluding reserve development), lower underlying losses and LAE as a percentage of homeowners insurance earned premiums and higher levels of favorable loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) on homeowners insurance were $36.4 million in 2013, compared to $87.8 million in 2012. Catastrophe losses and LAE (excluding reserve development) incurred in 2012 were due in part to $44.0 million of catastrophe losses and LAE from Superstorm Sandy and several hail and wind events throughout the United States. Underlying losses and LAE as a percentage of homeowners insurance earned premiums were 52.4% in 2013, compared to 60.3% in 2012. Underlying losses and LAE as a percentage of homeowners insurance earned premiums decreased by 7.9% due primarily to lower severity of losses and higher average premium. Favorable loss and LAE reserve development was $19.2 million in 2013, compared to $9.4 million in 2012.
Other personal insurance incurred losses and LAE were $20.3 million, or 36.8% of other personal insurance earned premiums, for the year ended December 31, 2013, compared to $30.8 million, or 55.6% of other personal insurance earned premiums, in 2012. Other personal insurance incurred losses and LAE decreased by $10.5 million due primarily to lower underlying losses and LAE as a percentage of other personal insurance earned premiums, lower catastrophe losses and LAE (excluding reserve development) and higher levels of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of other personal insurance earned premiums were 43.8% in 2013, compared to 51.6% in 2012. Underlying losses and LAE as a percentage of other personal insurance earned premiums decreased by 7.8% due primarily to lower frequency of umbrella liability insurance claims, lower severity of losses in other insurance lines (excluding umbrella liability) and higher average premium, partially offset by higher severity of umbrella liability insurance losses. Catastrophe losses and LAE (excluding reserve development) were $1.2 million in 2013, compared to $4.9 million in 2012. Favorable loss and LAE reserve development was $5.1 million in 2013, compared to $2.7 million in 2012.
Insurance Expenses increased by $8.7 million for the year ended December 31, 2013, compared to 2012, due primarily to higher employee compensation and agent incentives related to improved performance and higher regulatory audit and examination costs.
The Kemper Preferred segment reported Segment Net Operating Income of $63.1 million for the year ended December 31, 2013, compared to Segment Net Operating Loss of $11.2 million in 2012. The Kemper Preferred segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $16.7 million in 2013, compared to $20.2 million in 2012.
2012 Compared with 2011
Earned Premiums in the Kemper Preferred segment increased by $19.6 million for the year ended December 31, 2012, compared to 2011, due primarily to higher volume, and to a lesser extent, higher average premium. Earned premiums on automobile insurance increased by $4.6 million in 2012, compared to 2011, due primarily to higher volume, partially offset by lower average premium. Earned premiums on homeowners insurance increased by $13.6 million in 2012, compared to 2011, due primarily to higher volume and, to a lesser extent, higher average premium. Earned premiums on other personal insurance increased by $1.4 million in 2012, compared to 2011, due primarily to higher volume and, to a lesser extent, higher average premium.
Net Investment Income in the Kemper Preferred segment decreased by $3.8 million for the year ended December 31, 2012, compared to 2011, due primarily to lower net investment income from Equity Method Limited Liability Investments. The Kemper Preferred segment reported net investment income from equity method limited liability investments of $4.0 million in 2012, compared to $8.0 million in 2011.
Operating Loss in the Kemper Preferred segment decreased by $12.6 million before taxes for the year ended December 31, 2012, compared to 2011, due primarily to lower incurred catastrophe losses and LAE, partially offset by lower levels of

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER PREFERRED (Continued)
favorable loss and LAE reserve development, higher underlying losses and LAE as a percentage of earned premiums and lower Net Investment Income. Catastrophe losses and LAE (excluding reserve development) were $105.4 million in 2012, compared to $144.2 million in 2011. Favorable loss and LAE reserve development (including catastrophe development) was $4.8 million in 2012, compared to $19.1 million in 2011. Underlying losses and LAE as a percentage of earned premiums were 69.1% in 2012, compared to 67.9% in 2011.
Automobile insurance incurred losses and LAE were $413.7 million, or 80.3% of automobile insurance earned premiums, for the year ended December 31, 2012, compared to $389.5 million, or 76.2% of automobile insurance earned premiums, in 2011. Automobile insurance incurred losses and LAE as a percentage of automobile earned premiums increased by 4.1% due primarily to higher underlying losses and LAE as a percentage of automobile insurance earned premiums and an unfavorable impact from a change in loss and LAE reserve development, partially offset by lower incurred catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of automobile insurance earned premiums were 76.4% in 2012, compared to 73.8% in 2011. Underlying losses and LAE as a percentage of automobile insurance earned premiums increased due primarily to higher frequency in bodily injury coverages and higher severity in all coverages, partially offset by lower frequency in comprehensive and personal injury protection coverages. Unfavorable loss and LAE reserve development was $7.4 million in 2012, compared to favorable loss and LAE reserve development of $1.3 million in 2011. Catastrophe losses and LAE (excluding reserve development) were $12.7 million in 2012, compared to $14.1 million in 2011.
Homeowners insurance incurred losses and LAE were $264.5 million, or 85.7% of homeowners insurance earned premiums, for the year ended December 31, 2012, compared to $293.5 million, or 99.5% of homeowners insurance earned premiums, in 2011. Homeowners insurance incurred losses and LAE as a percentage of homeowners insurance earned premiums decreased due primarily to lower catastrophe losses and LAE (excluding reserve development), lower underlying losses and LAE as a percentage of homeowners insurance earned premiums, partially offset by lower levels of favorable loss and LAE reserve development. Catastrophe losses and LAE (excluding reserve development) on homeowners insurance were $87.8 million in 2012, compared to $124.5 million in 2011. Catastrophe losses and LAE incurred in 2012 were due in part to $44.0 million of catastrophe losses and LAE from Superstorm Sandy and several hail and wind events throughout the United States. For the year ended December 31, 2011, the catastrophe losses were primarily related to Hurricane Irene and several severe tornadoes and other storms throughout the United States. Underlying losses and LAE as a percentage of homeowners insurance earned premiums were 60.3% in 2012, compared to 61.6% in 2011. Underlying losses and LAE as a percentage of homeowners insurance earned premiums decreased by 1.3% due primarily to lower non-catastrophe storm losses, partially offset by higher fire and water damage losses. Favorable non-catastrophe loss and LAE reserve development was $3.6 million in 2012, compared to $7.1 million in 2011.
Other personal insurance incurred losses and LAE were $30.8 million, or 55.6% of other personal insurance earned premiums, for the year ended December 31, 2012, compared to $26.7 million, or 49.4% of other personal insurance earned premiums, in 2011. Other personal insurance incurred losses and LAE increased by $4.1 million due primarily to lower levels of favorable loss and LAE reserve development and higher underlying losses and LAE, partially offset by lower catastrophe losses and LAE (excluding reserve development). Favorable loss and LAE reserve development was $2.7 million in 2012, compared to $5.0 million in 2011. Underlying losses and LAE were $28.6 million in 2012, compared to $26.1 million in 2011. Catastrophe losses and LAE (excluding reserve development) were $4.9 million in 2012, compared to $5.6 million in 2011.
Insurance Expenses increased by $4.0 million for the year ended December 31, 2012, compared to 2011, due primarily to increased new business and renewal production.
The Kemper Preferred segment reported Segment Net Operating Loss of $11.2 million for the year ended December 31, 2012, compared to Segment Net Operating Loss of $17.6 million in 2011. The Kemper Preferred segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $20.2 million in 2012, compared to $24.5 million in 2011.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER SPECIALTY
Selected financial information for the Kemper Specialty segment follows:

DOLLARS IN MILLIONS	2013	2012	2011
Net Premiums Written	$383.1	$415.1	$438.2
Earned Premiums:
Personal Automobile	$340.5	$376.3	$405.2
Commercial Automobile	52.3	43.5	40.0
Total Earned Premiums	392.8	419.8	445.2
Net Investment Income	21.8	19.0	22.8
Other Income	0.3	0.3	0.5
Total Revenues	414.9	439.1	468.5
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	315.6	347.9	358.4
Catastrophe Losses and LAE	3.7	4.8	3.8
Prior Years:
Non-catastrophe Losses and LAE	(4.9)	(2.4)	(9.5)
Catastrophe Losses and LAE	—	0.1	0.1
Total Incurred Losses and LAE	314.4	350.4	352.8
Insurance Expenses	88.2	91.5	91.5
Operating Profit (Loss)	12.3	(2.8)	24.2
Income Tax Benefit (Expense)	(1.9)	4.0	(4.4)
Segment Net Operating Income	$10.4	$1.2	$19.8

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	80.3%	83.0%	80.4%
Current Year Catastrophe Losses and LAE Ratio	0.9	1.1	0.9
Prior Years Non-catastrophe Losses and LAE Ratio	(1.2)	(0.6)	(2.1)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Total Incurred Loss and LAE Ratio	80.0	83.5	79.2
Incurred Expense Ratio	22.5	21.8	20.6
Combined Ratio	102.5%	105.3%	99.8%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	80.3%	83.0%	80.4%
Incurred Expense Ratio	22.5	21.8	20.6
Underlying Combined Ratio	102.8%	104.8%	101.0%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	102.8%	104.8%	101.0%
Current Year Catastrophe Losses and LAE Ratio	0.9	1.1	0.9
Prior Years Non-catastrophe Losses and LAE Ratio	(1.2)	(0.6)	(2.1)
Prior Years Catastrophe Losses and LAE Ratio	—	—	—
Combined Ratio as Reported	102.5%	105.3%	99.8%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER SPECIALTY (Continued)
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2013	Dec 31, 2012
Insurance Reserves:
Personal Automobile	$140.5	$164.8
Commercial Automobile	49.3	43.9
Other	6.6	7.2
Insurance Reserves	$196.4	$215.9

Insurance Reserves:
Loss Reserves:
Case	$120.7	$130.9
Incurred but Not Reported	44.1	48.3
Total Loss Reserves	164.8	179.2
LAE Reserves	31.6	36.7
Insurance Reserves	$196.4	$215.9
2013 Compared with 2012
Earned Premiums in the Kemper Specialty segment decreased by $27.0 million for the year ended December 31, 2013, compared to 2012, due to lower earned premiums on personal automobile insurance, partially offset by higher earned premiums on commercial automobile insurance. Personal automobile insurance earned premiums decreased by $35.8 million in 2013, compared to 2012, as lower volume of personal automobile insurance decreased personal automobile insurance earned premiums by $63.4 million, while higher average premium accounted for a $27.6 million increase in earned premiums. Personal automobile insurance policies in force were approximately 208,000 at December 31, 2013, compared to 260,000 at the beginning of 2013 and 302,000 at the beginning of 2012. Commercial automobile insurance earned premiums increased by $8.8 million in 2013, compared to 2012, due primarily to higher volume from an increase in new business production.
Net Investment Income in the Kemper Specialty segment increased by $2.8 million for the year ended December 31, 2013, compared to 2012, due primarily to higher net investment income from Equity Method Limited Liability Investments and higher dividends on equity securities, partially offset by lower yields on fixed maturities. The Kemper Specialty segment reported net investment income of $4.0 million from Equity Method Limited Liability Investments in 2013, compared to $1.7 million for 2012.
Operating Profit in the Kemper Specialty segment was $12.3 million for the year ended December 31, 2013, compared to Operating Loss of $2.8 million in 2012. Operating results improved due primarily to lower underlying losses and LAE as a percentage of earned premiums, higher net investment income and a higher level of favorable reserve development, partially offset by higher underwriting expenses as a percentage of earned premiums.
Personal automobile insurance operating results increased by $27.8 million for the year ended December 31, 2013, compared to 2012, due primarily to a favorable impact from a change in loss and LAE reserve development and lower underlying losses and LAE as a percentage of personal automobile insurance earned premiums. Underlying losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Loss and LAE reserve development on personal automobile insurance had a favorable effect of $1.9 million in 2013, compared to an adverse effect of $10.3 million in 2012. Underlying losses and LAE were $271.9 million, or 79.9% of personal automobile insurance earned premiums in 2013, compared to $312.5 million, or 83.1% of personal automobile insurance earned premiums in 2012. Personal automobile insurance underlying losses and LAE as a percentage of personal automobile insurance earned premiums decreased due primarily to higher average premium and lower frequency of bodily injury and comprehensive claims, partially offset by higher severity of losses in all coverages.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER SPECIALTY (Continued)
Commercial automobile insurance operating profit decreased by $12.7 million for the year ended December 31, 2013, compared to 2012, due primarily to lower levels of favorable loss and LAE reserve development and higher underlying losses and LAE as a percentage of commercial automobile insurance earned premiums, partially offset by higher net investment income. Favorable loss and LAE reserve development on commercial automobile insurance was $3.0 million in 2013, compared to favorable development of $12.6 million in 2012. Underlying losses and LAE as a percentage of commercial automobile insurance earned premiums were 83.5% in 2013, compared to 81.4% in 2012. Underlying losses and LAE as a percentage of commercial automobile insurance earned premiums increased due primarily to higher frequency of bodily injury, property damage and comprehensive claims and higher severity of property damage and collision losses, partially offset by higher average premium.
Insurance expenses as a percentage of earned premiums was 22.5% for the year ended December 31, 2013, compared to 21.8% in 2012. Insurance expenses as a percentage of earned premiums increased due primarily to higher incentive pay due to improving performance and higher fixed costs as a percentage of earned premiums.
Segment Net Operating Income in the Kemper Specialty segment was $10.4 million for the year ended December 31, 2013, compared to $1.2 million in 2012. The Kemper Specialty segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $6.4 million in 2013, compared to $8.5 million in 2012.
2012 Compared with 2011
Earned Premiums in the Kemper Specialty segment decreased by $25.4 million for the year ended December 31, 2012, compared to 2011, due primarily to lower earned premiums for personal automobile insurance, partially offset by higher earned premiums on commercial automobile insurance. Personal automobile insurance earned premiums decreased by $28.9 million in 2012, compared to 2011, due primarily to lower volume, partially offset by higher average premium. Personal automobile insurance policies in force were approximately 260,000 at December 31, 2012, compared to 302,000 at the beginning of 2012 and 329,000 at the beginning of 2011. Commercial automobile insurance earned premiums increased by $3.5 million in 2012, compared to 2011, due primarily to higher volume from an increase in new business production.
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
Personal automobile insurance operating results decreased by $30.5 million for the year ended December 31, 2012, compared to 2011, due primarily to higher underlying losses and LAE as a percentage of personal automobile insurance earned premiums, unfavorable loss and LAE reserve development, higher insurance expenses as a percentage of personal automobile insurance earned premiums and lower net investment income. Underlying losses and LAE were $312.5 million, or 83.0% of personal automobile insurance earned premiums in 2012 compared to $328.5 million, or 81.1% of personal automobile insurance earned premiums in 2011. Personal automobile insurance underlying losses and LAE as a percentage of personal automobile insurance earned premiums increased due primarily to higher claims handling costs in 2012, compared to 2011. Loss and LAE reserve development on personal automobile insurance had an adverse effect of $10.3 million in 2012, compared to a favorable effect of $3.6 million in 2011, and was related primarily to the 2011 and 2010 accident years.

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

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER DIRECT
Selected financial information for the Kemper Direct segment follows:

DOLLARS IN MILLIONS	2013	2012	2011
Net Premiums Written	$111.3	$147.3	$209.0
Earned Premiums:
Automobile	$115.0	$158.3	$213.3
Homeowners	8.3	9.5	9.2
Other Personal	0.1	0.2	0.2
Total Earned Premiums	123.4	168.0	222.7
Net Investment Income	13.4	13.9	17.4
Other Income	—	—	0.1
Total Revenues	136.8	181.9	240.2
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	85.8	139.0	194.8
Catastrophe Losses and LAE	2.3	8.3	6.7
Prior Years:
Non-catastrophe Losses and LAE	(25.0)	(17.5)	(4.4)
Catastrophe Losses and LAE	(0.6)	(0.3)	0.5
Total Incurred Losses and LAE	62.5	129.5	197.6
Insurance Expenses	34.7	57.2	76.3
Write-off of Intangible Asset from Direct Response Acquisition	—	—	13.5
Operating Profit (Loss)	39.6	(4.8)	(47.2)
Income Tax Benefit (Expense)	(12.5)	3.9	19.7
Segment Net Operating Income (Loss)	$27.1	$(0.9)	$(27.5)

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	69.5%	82.8%	87.5%
Current Year Catastrophe Losses and LAE Ratio	1.9	4.9	3.0
Prior Years Non-catastrophe Losses and LAE Ratio	(20.3)	(10.4)	(2.0)
Prior Years Catastrophe Losses and LAE Ratio	(0.5)	(0.2)	0.2
Total Incurred Loss and LAE Ratio	50.6	77.1	88.7
Incurred Expense Ratio, Including Write-off of Intangible Asset	28.1	34.0	40.3
Combined Ratio	78.7%	111.1%	129.0%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	69.5%	82.8%	87.5%
Incurred Expense Ratio, Including Write-off of Intangible Asset	28.1	34.0	40.3
Underlying Combined Ratio	97.6%	116.8%	127.8%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	97.6%	116.8%	127.8%
Current Year Catastrophe Losses and LAE Ratio	1.9	4.9	3.0
Prior Years Non-catastrophe Losses and LAE Ratio	(20.3)	(10.4)	(2.0)
Prior Years Catastrophe Losses and LAE Ratio	(0.5)	(0.2)	0.2
Combined Ratio as Reported	78.7%	111.1%	129.0%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER DIRECT (Continued)
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2013	Dec 31, 2012
Insurance Reserves:
Automobile	$128.6	$173.3
Homeowners	2.0	2.7
Other	2.8	1.8
Insurance Reserves	$133.4	$177.8

Insurance Reserves:
Loss Reserves:
Case	$91.3	$115.4
Incurred but Not Reported	27.5	39.7
Total Loss Reserves	118.8	155.1
LAE Reserves	14.6	22.7
Insurance Reserves	$133.4	$177.8
2013 Compared with 2012
In 2012, the Company announced that the Kemper Direct segment would continue to solicit business for its worksite and affinity programs and would place its direct-to-consumer operations in run-off. Kemper Direct policies in-force declined 25% in 2013 and is expected to decline 25% to 35% in 2014 as a result of this and other actions. Kemper Direct believes that it should be able to manage its underlying loss and LAE ratio, but believes there is upward pressure on the expense ratio as fixed expenses will be spread over a declining premium base. Earned Premiums in the Kemper Direct segment decreased by $44.6 million for the year ended December 31, 2013, compared to 2012, due primarily to lower volume, partially offset by higher average premium.

Net Investment Income in the Kemper Direct segment decreased by $0.5 million for the year ended December 31, 2013, compared to 2012, due primarily to lower levels of investments allocated to the Kemper Direct segment and lower yields on investments in fixed maturities, partially offset by higher net investment income from Equity Method Limited Liability Investments and higher dividends on equity securities.
The Kemper Direct segment reported Operating Profit of $39.6 million for the year ended December 31, 2013, compared to an Operating Loss of $4.8 million in 2012. Operating results improved, due primarily to lower underlying losses and LAE, higher levels of favorable reserve development, lower insurance expenses and lower catastrophe losses and LAE.
Incurred losses and LAE were $62.5 million, or 50.6% as a percentage of earned premiums, for the year ended December 31, 2013, compared to $129.5 million, or 77.1% as a percentage of earned premiums, in 2012. Incurred losses and LAE decreased in 2013, due primarily to the impact of lower earned premiums, lower underlying losses and LAE as a percentage of earned premiums, higher levels of favorable loss and LAE reserve development and lower catastrophe losses and LAE (excluding reserve development). Underlying losses and LAE as a percentage of earned premiums were 69.5% in 2013, compared to 82.8% in 2012. Underlying losses and LAE as a percentage of earned premiums decreased due primarily to lower severity of automobile insurance losses and lower frequency of automobile insurance claims. Favorable loss and LAE reserve development was $25.6 million in 2013, compared to $17.8 million in 2012. Catastrophe losses and LAE (excluding reserve development) were $2.3 million in 2013, compared to $8.3 million in 2012.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

KEMPER DIRECT (Continued)
Insurance Expenses were $34.7 million, or 28.1% of earned premiums, for the year ended December 31, 2013, compared to $57.2 million, or 34.0% of earned premiums, in 2012. Insurance Expenses as a percentage of earned premiums decreased due primarily to reduced salaries and marketing related expenses.
Kemper Direct reported Segment Net Operating Income of $27.1 million for the year ended December 31, 2013, compared to a Segment Net Operating Loss of $0.9 million in 2012. The Kemper Direct segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $4.0 million in 2013, compared to $6.2 million in 2012.
2012 Compared with 2011
Earned Premiums in the Kemper Direct segment decreased by $54.7 million for the year ended December 31, 2012, compared to 2011, due primarily to lower volume, partially offset by higher average premium rates.
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
The Kemper Direct segment reported an Operating Loss of $4.8 million for the year ended December 31, 2012, compared to an Operating Loss of $47.2 million in 2011. Operating results improved in the Kemper Direct segment in 2012, compared to 2011, due primarily to lower levels of unprofitable business, higher levels of favorable reserve development, the impact of the partial write-off in 2011 of an intangible asset from the acquisition of Direct Response Corporation (“Direct Response”) that did not recur in 2012 and lower underlying losses and LAE, partially offset by lower net investment income.
Incurred losses and LAE were $129.5 million, or 77.1% as a percentage of earned premiums, for the year ended December 31, 2012, compared to $197.6 million, or 88.7% as a percentage of earned premiums, in 2011. Incurred losses and LAE decreased in 2012, due primarily to the impact of lower earned premiums, higher levels of favorable loss and LAE reserve development and lower underlying losses and LAE as a percentage of earned premiums, partially offset by higher incurred catastrophe losses and LAE (excluding reserve development). Favorable loss and LAE reserve development was $17.8 million in 2012, compared to $3.9 million in 2011. Underlying losses and LAE as a percentage of earned premiums were 82.8% in 2012, compared to 87.5% in 2011. Underlying losses and LAE as a percentage of earned premiums decreased in both automobile and homeowners insurance. Catastrophe losses and LAE (excluding reserve development) were $8.3 million in 2012, compared to $6.7 million in 2011.
The Incurred Expense Ratio, including Write-off of Intangible Asset, was 34.0% of earned premiums for the year ended December 31, 2012, compared to 40.3% of earned premiums in 2011. In 2011, the book of business acquired in connection with the acquisition of Direct Response was not improving at the rate that Kemper Direct had initially expected, and Kemper Direct determined that the customer relationships intangible asset related to the Direct Response acquisition was impaired at December 31, 2011 and recognized a charge of $13.5 million in 2011 to write down the asset to its estimated fair value. Insurance Expenses as a percentage of earned premiums were 34.0% in 2012, compared to 34.3% of earned premiums in 2011. Insurance Expenses as a percentage of earned premiums decreased due primarily to reduced acquisition and marketing related expenses, partially offset by other underwriting costs not declining at the same pace as earned premiums.
Kemper Direct reported a Segment Net Operating Loss of $0.9 million for the year ended December 31, 2012, compared to a Segment Net Operating Loss of $27.5 million in 2011. The Kemper Direct segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $6.2 million in 2012, compared to $8.7 million in 2011.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE AND HEALTH INSURANCE
Selected financial information for the Life and Health Insurance segment follows:

DOLLARS IN MILLIONS	2013	2012	2011
Earned Premiums:
Life	$392.7	$393.4	$395.1
Accident and Health	161.4	165.2	166.3
Property	78.8	81.3	84.5
Total Earned Premiums	632.9	639.9	645.9
Net Investment Income	209.9	204.3	200.5
Other Income	0.2	0.1	0.1
Total Revenues	843.0	844.3	846.5
Policyholders’ Benefits and Incurred Losses and LAE	387.9	393.1	385.6
Insurance Expenses	318.2	310.8	308.6
Operating Profit	136.9	140.4	152.3
Income Tax Expense	(47.6)	(49.6)	(53.4)
Segment Net Operating Income	$89.3	$90.8	$98.9
INSURANCE RESERVES

DOLLARS IN MILLIONS	Dec 31, 2013	Dec 31, 2012
Insurance Reserves:
Future Policyholder Benefits	$3,157.7	$3,103.1
Incurred Losses and LAE Reserves:
Life	37.6	36.8
Accident and Health	22.2	21.7
Property	5.3	7.0
Total Incurred Losses and LAE Reserves	65.1	65.5
Insurance Reserves	$3,222.8	$3,168.6
2013 Compared with 2012
Earned Premiums in the Life and Health Insurance segment decreased by $7.0 million for the year ended December 31, 2013, compared to 2012. Earned premiums on life insurance decreased by $0.7 million in 2013, compared to 2012, due primarily to a lower volume of insurance, as a decrease of $6.4 million from life insurance products offered by the Kemper Home Service Companies (“KHSC”) was partially offset by an increase of $5.7 million from life insurance products offered by Reserve National. In late 2012, Reserve National began offering its life insurance products through an expanded network of brokers and non-exclusive independent agents (See Item 1A., “Risk Factors” entitled “Reserve National’s operating history with its expanded distribution channels and new products is limited”). Earned premiums on accident and health insurance decreased by $3.8 million in 2013, compared to 2012, due primarily to lower volume of insurance resulting primarily from the run-off of certain health insurance products, partially offset by higher volume of supplemental health insurance products and higher average premium. The Company believes that some of the health insurance products previously sold by Reserve National could be adversely impacted by some provisions of the Health Care Acts. In particular, a provision which sets minimum loss ratios for health insurance policies; a provision, beginning in 2014, establishing health insurance exchanges; and a provision, beginning in 2014, prohibiting the renewal of certain policies issued by Reserve National after the issuance of the Health Care Acts could adversely impact Reserve National’s business. Such affected health insurance products (the “Affected Products”) accounted for $49.6 million, or 31%, of the Life and Health Insurance segment’s accident and health insurance earned premiums in 2013 and $62.5 million, or 38%, of the Life and Health Insurance segment’s accident and health insurance earned premiums in 2012. Reserve National has been adapting its business model in response to the Health Care Acts and ceased selling the Affected Products at the end of 2011 and began transitioning its sales to supplemental health insurance products that are not expected to be as severely impacted by the Health Care Acts. Reserve National expects earned premiums from the Affected Products to decrease by approximately 37% in 2014 and expects an increase in earned premiums from sales of supplemental insurance

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE AND HEALTH INSURANCE (Continued)
products to offset much of the decline. Earned premiums on property insurance decreased by $2.5 million in 2013, compared to 2012, due primarily to lower volume of insurance from the run-off and, in certain geographical areas, the non-renewal of insurance policies providing dwelling coverage (“Dwelling Policies”), partially offset by the impact of non-renewing the Life and Health Insurance segment’s catastrophe reinsurance program. Catastrophe reinsurance premiums reduced earned premiums by $2.0 million for the year ended December 31, 2012 with no such reduction in 2013. Given the actions taken by KHSC to reduce its exposures to catastrophes and except for catastrophe reinsurance provided by the FHCF, KHSC did not renew its catastrophe reinsurance program in 2013. The Life and Health Insurance segment has been intentionally running off Dwelling Policies to reduce its exposure to catastrophe risks. Over the last several years, the Life and Health Insurance segment has halted new sales of Dwelling Policies in all markets and non-renewed Dwelling Policies in certain geographical, mainly coastal, areas while continuing to renew policies in other geographical areas. Earned premiums from dwelling coverage comprised 23%, 26% and 30% of the Life and Health Insurance segment’s earned premiums on property insurance in 2013, 2012 and 2011, respectively.
Net Investment Income increased by $5.6 million for the year ended December 31, 2013, compared to 2012, due primarily to a higher level of investments in fixed maturities, higher investment income from Equity Method Limited Liability Investments and higher dividends on equity securities, partially offset by lower book yields on fixed maturities. Net investment income from Equity Method Limited Liability Investments was $8.4 million for the year ended December 31, 2013, compared to $1.8 million in 2012.
Operating Profit in the Life and Health Insurance segment was $136.9 million before taxes for the year ended December 31, 2013, compared to $140.4 million in 2012. Policyholders’ Benefits and Incurred Losses and LAE decreased by $5.2 million in 2013 due primarily to lower underlying losses on property insurance, lower catastrophe losses and LAE and higher favorable loss and LAE reserve development, partially offset by higher policyholders’ benefits on life insurance and higher incurred accident and health insurance losses. Policyholders’ benefits on life insurance were $269.6 million in 2013, compared to $265.3 million in 2012, an increase of $4.3 million. Policyholders’ benefits on life insurance increased due primarily to higher volume of insurance from policies issued by Reserve National and slightly higher mortality rates related to insurance policies issued by KHSC, partially offset by the impact of a higher lapse rate for KHSC’s in-force book of business. Incurred accident and health insurance losses were $90.9 million, or 56.3% of accident and health insurance earned premiums, in 2013, compared to $88.9 million, or 53.8% of accident and health insurance earned premiums, in 2012. Incurred accident and health insurance losses as a percentage of accident and health insurance earned premiums increased due primarily to higher severity of accident and health insurance losses, partially offset by lower frequency of claims.
Incurred losses and LAE on property insurance were $27.4 million, or 34.8% of property insurance earned premiums, in 2013, compared to $38.9 million, or 47.8% of property insurance earned premiums, in 2012. Underlying losses and LAE on property insurance were $25.6 million, or 32.5% of property insurance earned premiums, in 2013, compared to $33.2 million, or 40.8% of property insurance earned premiums, in 2012 and decreased due primarily to lower severity of insurance losses. Catastrophe losses and LAE (excluding reserve development) were $3.6 million in 2013, compared to $6.0 million in 2012. Favorable loss and LAE reserve development was $1.8 million in 2013, compared to $0.3 million in 2012. Favorable loss and LAE reserve development in 2013 resulted primarily from a final assessment issued by the MWUA that reduced KHSC’s share of MWUA’s losses for the 2004 through 2006 policy periods by $2.0 million.
Insurance Expenses in the Life and Health Insurance segment increased by $7.4 million in 2013, compared to 2012, due primarily to higher legal costs and start-up expenses to expand Reserve National’s distribution channels, partially offset by lower commissions.
Certain state insurance regulators, legislators and treasurers/controllers are involved in an array of initiatives that could result in significant changes to the application of unclaimed property laws and related claims handling practices with respect to life insurance policies. These initiatives seek, in various ways, to impose a new duty on the part of life insurers to proactively search for deaths of their insureds. It is the Company’s position that state officials lack the legal authority to impose new requirements that have the effect of changing the terms of existing life insurance contracts. See Item 1A., “Risk Factors,” under the caption “Unclaimed Property Risk Factor” MD&A, “Liquidity and Capital Resources,” and Note 23, “Contingencies,” to the Consolidated Financial Statements for additional information about these matters.
Segment Net Operating Income in the Life and Health Insurance segment was $89.3 million for the year ended December 31, 2013, compared to $90.8 million in 2012.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIFE AND HEALTH INSURANCE (Continued)
2012 Compared with 2011
Earned Premiums in the Life and Health Insurance segment decreased by $6.0 million for the year ended December 31, 2012, compared to 2011. Earned premiums on life insurance decreased by $1.7 million in 2012, compared to 2011, due primarily to lower volume of insurance. Earned premiums on accident and health insurance decreased by $1.1 million in 2012, compared to 2011, due primarily to lower volume of insurance resulting from the suspension of sales of the Affected Policies described above and, to a lesser extent, lower volume of Medicare supplement insurance, partially offset by higher volume of supplemental health insurance products and higher average premium. Earned premiums on property insurance decreased by $3.2 million in 2012, compared to 2011, due primarily to lower volume of insurance from the run-off and, in certain geographical areas, the non-renewal of Dwelling Policies.
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
Operating Profit in the Life and Health Insurance segment was $140.4 million for the year ended December 31, 2012, compared to $152.3 million in 2011. Policyholders’ Benefits and Incurred Losses and LAE increased by $7.5 million in 2012 due primarily to higher policyholders’ benefits on life insurance and the impact of Loss and LAE reserve development on property insurance, partially offset by lower catastrophe losses and LAE and lower underlying losses on property insurance. Policyholders’ benefits on life insurance were $265.3 million in 2012, compared to $253.2 million in 2011, an increase of $12.1 million. Policyholder benefits on life insurance increased due primarily to reserve adjustments in 2011 associated with correcting expiry dates for certain extended term life insurance policies and a lower level of net lapse in 2012, partially offset by better mortality experience. Incurred accident and health insurance losses were $88.9 million, or 53.8% of accident and health insurance earned premiums, in 2012, compared to $88.9 million, or 53.4% of accident and health insurance earned premiums, in 2011. Incurred accident and health insurance losses were flat as higher average incurred claim costs for Medicare supplement insurance and, to a lesser extent, a higher average incurred claim cost for hospitalization and limited benefit insurance products, were offset by lower frequency of Medicare supplement insurance claims and, to a lesser extent, lower frequency of hospitalization and limited benefit insurance products. Incurred Losses and LAE on property insurance were $38.9 million in 2012, compared to $43.5 million in 2011. Underlying losses and LAE on property insurance were $33.2 million, or 40.8% of property insurance earned premium, in 2012, compared to $37.0 million, or 43.8% of property insurance earned premium, in 2011. Catastrophe losses and LAE (excluding reserve development) were $6.0 million in 2012, compared to $9.1 million in 2011. Favorable loss and LAE reserve development on property insurance was $0.3 million (including adverse reserve development of $0.1 million on catastrophes) in 2012, compared to favorable reserve development of $2.6 million (including favorable reserve development of $1.5 million on catastrophes) in 2011. Insurance Expenses in the Life and Health Insurance segment increased by $2.2 million in 2012, compared to 2011, due primarily to higher commission and fringe benefit expenses, partially attributable to an increase in the number of career agents employed, and higher amortization of deferred policy acquisition costs.
Segment Net Operating Income in the Life and Health Insurance segment was $90.8 million for the year ended December 31, 2012, compared to $98.9 million in 2011.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS
Net Investment Income
Net Investment Income for the years ended December 31, 2013, 2012 and 2011 was:

DOLLARS IN MILLIONS	2013	2012	2011
Investment Income:
Interest and Dividends on Fixed Maturities	$235.5	$246.1	$246.6
Dividends on Equity Securities	38.0	25.7	25.2
Equity Method Limited Liability Investments	26.4	9.3	9.6
Short-term Investments	0.1	0.2	0.1
Real Estate	20.8	27.4	26.0
Loans to Policyholders	19.8	18.9	17.7
Other	—	0.1	0.3
Total Investment Income	340.6	327.7	325.5
Investment Expenses:
Real Estate	18.3	26.1	25.9
Other Investment Expenses	7.6	5.7	1.6
Total Investment Expenses	25.9	31.8	27.5
Net Investment Income	$314.7	$295.9	$298.0
2013 Compared with 2012
Net Investment Income increased by $18.8 million for the year ended December 31, 2013, compared to 2012, due primarily to higher income on Equity Method Limited Liability Investments, higher dividends on Equity Securities, higher levels of Fixed Maturities, partially offset by lower yields on Fixed Maturities. Interest income from loans to policyholders increased by $0.9 million in 2013, compared to 2012, due to a higher level of loans outstanding. Net investment income from real estate increased by $1.2 million in 2013, compared to 2012, due primarily to income from the early termination of one tenant’s lease.
2012 Compared with 2011
Net Investment Income decreased by $2.1 million for the year ended December 31, 2012, compared to 2011, due primarily to higher other investment expenses, partially offset by higher interest income from loans to policyholders and higher real estate net investment income. Interest income from loans to policyholders increased by $1.2 million in 2012, compared to 2011, due to a higher level of loans outstanding. Net investment income from real estate increased by $1.2 million in 2012, compared to 2011, due primarily to higher occupancy.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2013, 2012 and 2011 were:

DOLLARS IN MILLIONS	2013	2012	2011
Fixed Maturities:
Gains on Sales	$30.9	$56.9	$14.2
Losses on Sales	(0.4)	(0.1)	(0.1)
Equity Securities:
Gains on Sales	21.8	8.3	34.0
Losses on Sales	(0.5)	(0.2)	(13.5)
Equity Method Limited Liability Investments:
Gains on Sales	2.5	—	—
Real Estate:
Gains on Sales	44.2	0.2	0.1
Other Investments:
Gains on Sales	0.1	—	—
Losses on Sales	(0.1)	—	(0.1)
Trading Securities Net Gains (Losses)	0.6	0.3	(0.9)
Net Realized Gains on Sales of Investments	$99.1	$65.4	$33.7

Gross Gains on Sales	$99.5	$65.4	$48.3
Gross Losses on Sales	(1.0)	(0.3)	(13.7)
Net Gains (Losses) on Trading Securities	0.6	0.3	(0.9)
Net Realized Gains on Sales of Investments	$99.1	$65.4	$33.7
Fixed Maturities
In the first quarter of 2013, the Company sold $138.5 million of Corporate Bonds and Notes in conjunction with a comprehensive review of the prospects of each issuer in the Company’s publicly-traded corporate bond portfolio. Realized Gains on Sales of Fixed Maturities for the year ended December 31, 2013 include realized gains of $24.8 million from such sales. In the third quarter of 2012, the Company sold $320.1 million of municipal securities to take advantage of attractive pricing for such securities and for tax planning and other portfolio management purposes. Realized Gains on Sales of Fixed Maturities for the year ended December 31, 2012 include realized gains of $44.9 million from such sales.
Equity Securities
In the fourth quarter of 2013, the Company sold $47.9 million of common stocks to accelerate the utilization of net operating loss carryforwards. Realized Gains on Sales of Equity Securities for the year ended December 31, 2013 include realized gains of $19.8 million from such sales. Realized Gains on Sales of Equity Securities for the year ended December 31, 2012 include realized gains of $7.8 million from the sale of investments in the common stock and preferred stock of fifteen issuers. Realized Gains on Sales of Equity Securities for the year ended December 31, 2011 include realized gains of $21.6 million from the sale of investments in the common stock and preferred stock of twelve issuers, realized gains of $8.1 from sales of exchange traded funds and $4.3 million from dispositions of limited liability companies and partnerships included in Other Equity Interests. Realized Losses on Sales of Equity Securities for the year ended December 31, 2011 includes a loss of $7.0 million resulting from the contribution of the Company’s investment in the common stock of Intermec, Inc. to the Company’s pension plan and losses of $5.7 million from sales of exchange traded funds.
Real Estate
In the third quarter of 2013, the Company sold the building where Kemper’s corporate offices are headquartered and recognized a realized gain of $43.6 million.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Net Impairment Losses Recognized in Earnings
The components of Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 were:

DOLLARS IN MILLIONS	2013	2012	2011
Fixed Maturities	$(10.3)	$(1.9)	$(2.2)
Equity Securities	(3.6)	(1.9)	(1.9)
Real Estate	—	(3.1)	(7.2)
Net Impairment Losses Recognized in Earnings	$(13.9)	$(6.9)	$(11.3)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other than temporary. Losses arising from other-than-temporary declines in fair value are reported in the Consolidated Statements of Income in the period that the declines are determined to be other than temporary. Net Impairment Losses recognized in the Consolidated Statement of Income for the years ended December 31, 2013, 2012 and 2011 include other-than-temporary impairment (“OTTI”) losses of $13.9 million, $6.9 million and $11.3 million, respectively. OTTI losses recognized in the Consolidated Statement of Income for the years ended December 31, 2012 and 2011 included pre-tax losses of $3.1 million and $7.2 million, respectively, to write down real estate investments.
Net Impairment Losses Recognized in the Consolidated Statements of Income for the year ended December 31, 2013 include losses of $0.8 million due to the Company’s intent to sell or requirement to sell bonds of two issuers; credit losses of $9.5 million from other-than-temporary declines in the fair values of investments in fixed maturities of three issuers; and losses of $3.6 million from other-than-temporary declines in the fair values of investments in equity securities of eleven issuers.
Net Impairment Losses Recognized in the Consolidated Statements of Income for the year ended December 31, 2012 include losses of $0.4 million due to the Company’s intent to sell bonds of one issuer; credit losses of $1.5 million from other-than-temporary declines in the fair values of investments in fixed maturities of two issuers; and losses of $1.9 million from other-than-temporary declines in the fair values of investments in equity securities of eight issuers. The Company classified certain investments in real estate as held for sale in 2012. In connection with such classification, the Company wrote down five properties to their respective estimated net sales prices and recognized impairment losses of $3.1 million in 2012.
Net Impairment Losses recognized in the Consolidated Statements of Income for the year ended December 31, 2011 include credit losses of $2.2 million from other-than-temporary declines in the fair values of investments in fixed maturities of one issuer and losses of $0.7 million from other-than-temporary declines in the fair values of investments in equity securities of five issuers and $1.2 million to write down the value of one exchange traded fund that the Company intended to sell in the near term. In connection with the Company’s periodic review of the recoverability of its investments in real estate, the Company wrote down four properties to their respective fair values and recognized impairment losses of $7.2 million in 2011.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT RESULTS (Continued)
Total Comprehensive Investment Gains (Losses)
Total Comprehensive Investment Gains (Losses) are comprised of Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income and unrealized investment gains and losses that are not reported in the Consolidated Statements of Income, but rather are reported in the Consolidated Statements of Comprehensive Income. The components of Total Comprehensive Investment Gains (Losses) for the years ended December 31, 2013, 2012 and 2011 were:

DOLLARS IN MILLIONS	2013	2012	2011
Fixed Maturities:
Recognized in Consolidated Statements of Income:
Gains on Sales	$30.9	$56.9	$14.6
Losses on Sales	(0.4)	(0.1)	(0.1)
Net Impairment Losses Recognized in Earnings	(10.3)	(1.9)	(2.2)
Total Recognized in Consolidated Statements of Income	20.2	54.9	12.3
Recognized in Other Comprehensive Income (Loss)	(371.9)	69.1	272.8
Total Comprehensive Investment Gains (Losses) on Fixed Maturities	(351.7)	124.0	285.1
Equity Securities:
Recognized in Consolidated Statements of Income:
Gains on Sales	21.8	8.3	34.0
Losses on Sales	(0.5)	(0.2)	(13.5)
Net Impairment Losses Recognized in Earnings	(3.6)	(1.9)	(1.9)
Total Recognized in Consolidated Statements of Income	17.7	6.2	18.6
Recognized in Other Comprehensive Income (Loss)	9.3	29.2	(71.2)
Total Comprehensive Investment Gains (Losses) on Equity Securities	27.0	35.4	(52.6)
Equity Method Limited Liability Investments:
Recognized in Consolidated Statements of Income:
Gains on Sales	2.5	—	—
Real Estate:
Recognized in Consolidated Statements of Income:
Gains on Sales	44.2	0.2	0.1
Net Impairment Losses Recognized in Earnings	—	(3.1)	(7.2)
Total Recognized in Consolidated Statements of Income	44.2	(2.9)	(7.1)
Other Investments:
Recognized in Consolidated Statements of Income:
Gains on Sales	0.1	—	—
Losses on Sales	(0.1)	—	(0.1)
Trading Securities Net Gains (Losses)	0.6	0.3	(0.9)
Total Recognized in Consolidated Statements of Income	0.6	0.3	(1.0)
Total Comprehensive Investment Gains (Losses)	$(277.4)	$156.8	$224.4
Recognized in Consolidated Statements of Income	$85.2	$58.5	$22.8
Recognized in Other Comprehensive Income (Loss)	(362.6)	98.3	201.6
Total Comprehensive Investment Gains (Losses)	$(277.4)	$156.8	$224.4

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At December 31, 2013, 93% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from S&P; a rating of Aaa, Aa, A or Baa from Moody’s; a rating of AAA, AA, A or BBB from Fitch; or a rating from the NAIC of 1 or 2. The following table summarizes the credit quality of the fixed maturity investment portfolio at December 31, 2013 and 2012:

NAIC Rating	S&P Equivalent Rating	Dec 31, 2013		Dec 31, 2012
		Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,128.1	68.4%	$3,319.1	68.3%
2	BBB	1,119.9	24.5	1,199.0	24.7
3-4	BB, B	144.6	3.1	158.9	3.2
5-6	CCC or Lower	182.4	4.0	183.2	3.8
Total Investments in Fixed Maturities		$4,575.0	100.0%	$4,860.2	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $5.5 million and $4.3 million at December 31, 2013 and 2012, respectively.
At December 31, 2013, the Company had $162.6 million of bonds issued by states and political subdivisions, commonly referred to as “municipal bonds,” that had been pre-refunded with U.S. Government and Government Agencies and Authorities obligations held in trust for the full payment of principal and interest (“Pre-refunded Municipal Bonds”). At December 31, 2013, the Company had $1,198.4 million of investments in municipal bonds that had not been pre-refunded, of which $84.0 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment credit-risk strategy is to focus on the underlying credit rating of the issuer and not to rely on the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the underlying rating of over 96% of the Company’s entire municipal bond portfolio that has not been pre-refunded is AA or higher, half of which are direct obligations of states.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at December 31, 2013 and 2012:

	Dec 31, 2013		Dec 31, 2012
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$362.2	5.9%	$428.9	6.6%
Pre-refunded Municipal Bonds	162.6	2.6	288.5	4.5
States	629.1	10.2	545.1	8.4
Political Subdivisions	128.1	2.1	122.9	1.9
Revenue Bonds	441.2	7.2	444.9	6.9
Total Investments in Governmental Fixed Maturities	$1,723.2	28.0%	$1,830.3	28.3%
The Company’s short-term investments primarily consist of overnight repurchase agreements, money market funds and U.S. Treasury bills. At December 31, 2013, the Company had $144.0 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government, $64.1 million invested in money market funds which primarily invest in U.S. Treasury securities and $48.7 million of U.S. Treasury bills. At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed. The Company does not have any investments in sovereign debt securities issued by foreign governments.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENT QUALITY AND CONCENTRATIONS (Continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at December 31, 2013 and 2012:

	Dec 31, 2013		Dec 31, 2012
DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,196.9	19.5%	$1,371.1	21.2%
Finance, Insurance and Real Estate	767.9	12.5	780.8	12.1
Transportation, Communication and Utilities	306.7	5.0	289.2	4.5
Services	277.5	4.5	298.6	4.6
Mining	143.1	2.3	143.4	2.2
Retail Trade	75.6	1.2	66.5	1.0
Wholesale Trade	60.7	1.0	57.8	0.9
Agriculture, Forestry and Fishing	18.8	0.3	19.2	0.3
Other	4.6	0.1	3.3	0.1
Total Investments in Non-governmental Fixed Maturities	$2,851.8	46.4%	$3,029.9	46.9%
Eighty-one companies comprised over 75% of the Company’s fixed maturity exposure to the Manufacturing industry at December 31, 2013, with the largest single exposure, Merck & Co. Inc., comprising 2.5%, or $29.6 million, of the Company’s fixed maturity exposure to such industry. Forty companies comprised over 75% of the Company’s exposure to the Finance, Insurance and Real Estate industry at December 31, 2013, with the largest single exposure, Wells Fargo & Company, comprising 4.4%, or $33.9 million, of the Company’s exposure to such industry.
The following table summarizes the fair value of the Company’s ten largest exposures, excluding exposures to short term investments and investments in U.S. Government and Government Agencies and Authorities and Pre-refunded Municipal Bonds, at December 31, 2013:

DOLLARS IN MILLIONS	Fair Value	Percentage of Total Investments
Fixed Maturities:
States including their Political Subdivisions:
Texas	$85.7	1.4%
Ohio	75.5	1.2
Georgia	64.7	1.0
Colorado	54.5	0.9
Wisconsin	54.2	0.9
Florida	53.1	0.9
Maryland	52.9	0.9
Equity Method Limited Liability Investments:
Tennenbaum Opportunities Fund V, LLC	75.9	1.2
Vintage Fund IV, LP	54.0	0.9
Special Value Opportunities Fund, LLC	50.2	0.8
Total	$620.7	10.1%

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INVESTMENTS IN LIMITED LIABILITY COMPANIES AND LIMITED PARTNERSHIPS
The Company owns investments in various limited liability companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability companies and limited partnerships are reported either as Equity Method Limited Liability Investments, or Other Equity Interests and included in Equity Securities depending on the accounting method used to report the investment. See Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements. Additional information pertaining to these investments at December 31, 2013 and 2012 is presented below:

DOLLARS IN MILLIONS	Asset Class	Unfunded Commitment Dec 31, 2013	Reported Value		Stated Fund End Date
			Dec 31, 2013	Dec 31, 2012
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Tennenbaum Opportunities Fund V, LLC	Distressed Debt	$—	$75.9	$69.9	10/10/2016
Vintage Fund IV, LP	Secondary Transactions	17.4	54.0	58.9	12/31/2016
Special Value Opportunities Fund, LLC	Distressed Debt	—	50.2	59.4	7/13/2016
BNY Mezzanine - Alcentra Partners III, LP	Mezzanine Debt	15.5	19.0	18.9	2021-2022
BNY Mezzanine Partners, LP	Mezzanine Debt	0.2	9.5	9.2	4/17/2016
Ziegler Meditech Equity Partners, LP	Growth Equity	—	7.8	8.9	1/31/2016
Brightwood Capital Fund III, LP	Mezzanine Debt	—	7.5	—	9/30/2018
Midwest Mezzanine Fund IV, LP	Mezzanine Debt	0.3	6.1	6.3	12/18/2016
NYLIM Mezzanine Partners II, LP	Mezzanine Debt	3.8	5.5	10.3	7/31/2016
Other Funds (7 LLCs and LPs)		13.2	9.6	11.2	Various
Total for Equity Method Limited Liability Investments		50.4	245.1	253.0
Reported as Other Equity Interests at Fair Value:
Highbridge Principal Strategies Mezzanine Partners, LP	Mezzanine Debt	2.2	20.6	22.1	1/23/2018
Vintage Fund V, LP	Secondary Transactions	5.6	12.4	13.7	12/31/2018
Highbridge Principal Strategies Credit Opportunities Fund, LP	Hedge Fund	—	11.9	11.0	None
GS Mezzanine Partners V, LP	Mezzanine Debt	12.4	9.0	9.3	12/31/2021
Other (88 LLCs and LPs)		100.9	120.0	85.2	Various
Total Reported as Other Equity Interests at Fair Value		121.1	173.9	141.3
Total		$171.5	$419.0	$394.3
The Company does not directly participate, as either a lender or borrower of securities, in any securities lending program. The Company does not participate directly in credit default swaps. The Company does not engage directly in hedging activities, including, but not limited to, activities involving interest rate swaps, forward foreign currency contracts, commodities contracts, exchange traded and over-the-counter options or warrants. The Company has limited exposure to such programs and activities by virtue of an investment of $0.6 million at December 31, 2013 included in Other under the heading “Reported as Other Equity Interests at Fair Value” in the preceding table. Such investment consists solely of restricted assets that are being redeemed over several periods.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

INTEREST AND OTHER EXPENSES
Interest and Other Expenses was $100.5 million, $85.5 million and $83.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Interest expense, excluding interest on a mortgage note payable included in real estate investment expense, was $38.1 million, $37.6 million and $36.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Other Corporate Expenses were $62.4 million, $47.9 million and $47.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Other Corporate Expenses increased by $14.5 million for the year ended December 31, 2013, compared to 2012, due primarily to higher postretirement benefit costs and salaries. Other Corporate Expenses increased by $0.9 million for the year ended December 31, 2012, compared to 2011, due primarily to higher postretirement benefit costs and salaries.
INCOME TAXES
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions, and the net effects of state income taxes. Tax-exempt investment income and dividends received deductions were $30.1 million, $39.8 million and $50.6 million in 2013, 2012 and 2011, respectively. State income tax expense, net of federal benefit, from continuing operations was $0.2 million, $0.8 million and $1.0 million in 2013, 2012 and 2011, respectively.
The Company’s effective income tax rate from discontinued operations differs from the Federal statutory income tax rate for the years ended December 31, 2012 and 2011 due primarily to the net effects of state income taxes. State income tax, net of federal taxes, from discontinued operations was $0.7 million of expense and $0.3 million of benefit for the years ended December 31, 2012 and 2011, respectively. State income tax includes changes in the state deferred tax asset valuation allowance and is net of a $0.2 million benefit and $2.3 million benefit for the years ended December 31, 2012, and 2011, respectively.
LIQUIDITY AND CAPITAL RESOURCES
On March 7, 2012, Kemper entered into the 2016 Credit Agreement, a new four-year, $325.0 million, unsecured, revolving credit agreement, expiring March 7, 2016, with a group of financial institutions. Effective December 31, 2013, Kemper amended the 2016 Credit Agreement to, among other things, reduce the amount of the aggregate commitments under the 2016 Credit Agreement by $100 million, bringing the aggregate commitments to $225 million, and to increase the amount of indebtedness that may be incurred and outstanding in the aggregate at any time in connection with borrowings from the FHLB or issuances of surplus notes by $150 million, to $250 million, provided that the aggregate indebtedness incurred and outstanding in connection with issuances of surplus notes may not exceed $100 million at any one time. The action resulted from the completion in December 2013 of the process initiated by Kemper’s subsidiaries, United Insurance and Trinity, to become members of the FHLBs of Chicago and Dallas, respectively. The FHLB memberships provide United and Trinity with access to additional sources of liquidity and consequently reduce the need for such liquidity at the parent company level.
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
Kemper did not borrow under its credit agreements during 2013 and 2012. Kemper borrowed and repaid $95.0 million under the Former Credit Agreement in 2011. There were no outstanding borrowings under the 2016 Credit Agreement at December 31, 2013, and accordingly, $225.0 million was available for future borrowings. Management estimates that it could borrow the full amount under the 2016 Credit Agreement and still meet the financial covenants therein.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
In connection with the finalization of their FHLB memberships, United Insurance and Trinity purchased capital stock in the FHLBs of Chicago and Dallas, respectively. In addition, to complete Trinity’s membership in the FHLB of Dallas, which became effective as of December 31, 2013, Trinity and the FHLB of Dallas entered into agreements pursuant to which Trinity may obtain extensions of credit (“FHLB Advances”) from the FHLB of Dallas. The amount of FHLB Advances that may be obtained by Trinity will be determined as of any particular date based on a multiple of the amount of capital stock in the FHLB of Dallas that has been purchased by Trinity as of such date. FHLB Advances are subject to collateral requirements as specified in the agreements. There were no FHLB Advances outstanding at December 31, 2013.
At December 31, 2013, $250 million of Kemper’s 6.00% senior notes due November 30, 2015 (the “2015 Senior Notes”) was outstanding. The 2015 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Interest expense under the 2015 Senior Notes was $15.4 million for each of the years ended December 31, 2013, 2012 and 2011.
At December 31, 2013, $360 million of Kemper’s 6.00% senior notes due May 15, 2017 (the “2017 Senior Notes”) was outstanding. The 2017 Senior Notes are unsecured and may be redeemed in whole at any time or in part from time to time at Kemper’s option at specified redemption prices. Interest expense under the 2017 Senior Notes was $22.2 million, $22.1 million and $22.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Under various state insurance laws, Kemper’s insurance subsidiaries may pay dividends without obtaining prior regulatory approval based upon levels of statutory capital and surplus and/or net income, as defined by the applicable state law. Kemper’s direct insurance subsidiaries paid dividends of $95.0 million, $95.0 million and $70.5 million in cash to Kemper in 2013, 2012 and 2011, respectively. In 2014, Kemper estimates that its direct insurance subsidiaries would be able to pay $217.0 million in dividends to Kemper without prior regulatory approval.
On July 25, 2013, Kemper’s subsidiary, One East Wacker LLC (“One East”), sold the building where Kemper’s corporate offices are headquartered for a gain of $43.6 million before taxes. In connection with the sale, Kemper entered into a long-term operating lease for five floors of the 41-story office building, with naming and signage rights. One East’s proceeds from the sale before taxes, net of repayment of a $45 million mortgage held by Trinity and an advance of $4.0 million from Kemper, and payment of other transaction costs and liabilities, were approximately $50 million. In 2013, One East distributed $48 million of its capital in cash to Kemper. In 2012, Fireside Auto Finance (“FAF”) distributed $20 million of its capital to its then parent company, Fireside Securities Corporation (“FSC”), which then, in turn, distributed the same amount to its parent company, Kemper. In 2011, FAF, which was known as Fireside Bank and regulated by the FDIC at the time, distributed $250 million of its capital to its then parent company, FSC, which then, in turn, distributed the same amount to its parent company, Kemper. The undistributed net assets of One East and FAF were not material at December 31, 2013.
On February 2, 2011, the Board of Directors approved a new share repurchase program under which Kemper is authorized to repurchase up to $300 million of its common stock. During 2013, Kemper repurchased approximately 3.0 million shares of its common stock at an aggregate cost of $100.4 million in open market transactions under the repurchase program. During 2012, Kemper repurchased approximately 2.0 million shares of its common stock at an aggregate cost of $60.7 million in open market transactions under the new repurchase program. During 2011, Kemper repurchased approximately 0.9 million shares of its common stock at an aggregate cost of $27.4 million in open market transactions.
Kemper paid a quarterly dividend to shareholders of $0.24 per common share in each quarter of 2013. Dividends paid were $54.9 million for the year ended December 31, 2013.
Kemper directly held cash and investments totaling $156.7 million at December 31, 2013, compared to $190.2 million at December 31, 2012. Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments, and the payment of interest on Kemper’s senior notes include cash and investments directly held by Kemper, receipt of dividends from Kemper’s subsidiaries and borrowings under the 2016 Credit Agreement.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income and proceeds from the sales and maturity of investments. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Changes in the legal environment relative to application of state unclaimed property laws and related insurance claims handling practices could result in changes in the manner in which Kemper’s life insurance companies administer life insurance death benefits and escheat unclaimed benefits to the states, and could have a significant effect on, including decreasing such time lag due to an acceleration of, the payment and/or remittance of such benefits to the states under their unclaimed property laws relative to what is currently contemplated by Kemper. See Item 1A., “Risk Factors,” under the caption “Unclaimed Property Risk Factor” MD&A, “Life and Health Insurance,” and Note 23, “Contingencies,” to the Consolidated Financial Statements for additional information about these matters. During periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could either result in investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they experience several future catastrophic events over a relatively short period of time.
Net Cash Provided by Operating Activities increased by $56.4 million for the year ended December 31, 2013, compared to 2012. Net Cash Provided by Operating Activities increased by $90.7 million for the year ended December 31, 2012, compared to 2011.
Net Cash Used by Financing Activities increased by $42.3 million for the year ended December 31, 2013, compared to 2012. Kemper used $100.4 million of cash during 2013 to repurchase shares of its common stock, compared to $60.7 million of cash used to repurchase shares of its common stock in 2012. Kemper used $54.9 million of cash to pay dividends for the year ended December 31, 2013, compared to $56.9 million of cash used to pay dividends in 2012. The quarterly dividend rate was $0.24 per common share for each quarter of 2013 and 2012.
Net Cash Used by Financing Activities decreased by $291.2 million for the year ended December 31, 2012, compared to 2011. The Company did not use cash for the Repayments of Certificates of Deposits for the year ended December 31, 2012, compared to net cash used of $321.8 million in 2011. Kemper used $60.7 million of cash during 2012 to repurchase shares of its common stock, compared to $27.4 million of cash used to repurchase shares of its common stock in 2011. Kemper used $56.9 million of cash to pay dividends for the year ended December 31, 2012, compared to $58.2 million of cash used to pay dividends in 2011. The quarterly dividend rate was $0.24 per common share for each quarter of 2012 and 2011.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Provided by Investing Activities increased by $111.0 million for the year ended December 31, 2013, compared to 2012. Purchases of Fixed Maturities exceeded Sales of Fixed Maturities by $80.1 million for the year ended December 31, 2013. Sales of Fixed Maturities exceeded Purchases of Fixed Maturities by $41.8 million in 2012. Purchases of Equity Securities exceeded Sales of Equity Securities by $31.3 million for the year ended December 31, 2013. Purchases of Equity Securities exceeded Sales of Equity Securities by $66.9 million for the year ended December 31, 2012. Cash provided by the sale of investment real estate was $102.7 million for the year ended December 31, 2013 compared to $6.0 million for the year ended December 31, 2012. Net cash provided by dispositions of short-term investments was $41.8 million for the year ended December 31, 2013, compared to net cash of $80.0 million used by acquisitions of short-term investments in 2012. Net proceeds from the sale of FAF’s inactive loan portfolio provided $16.7 million of cash for the year ended December 31, 2012. Receipts from Automobile Loan Receivables provided $2.0 million of cash for the year ended December 31, 2012.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
Net Cash Provided by Investing Activities decreased by $670.8 million for the year ended December 31, 2012, compared to 2011. Sales of Fixed Maturities exceeded Purchases of Fixed Maturities by $41.8 million for the year ended December 31, 2012. Purchases of Fixed Maturities exceeded Sales of Fixed Maturities by $13.1 million in 2011. Purchases of Equity Securities exceeded Sales of Equity Securities by $66.9 million for the year ended December 31, 2012. Sales of Equity Securities exceeded Purchases of Equity Securities by $49.1 million for the year ended December 31, 2011. Net cash used by acquisitions of short-term investments was $80.0 million for the year ended December 31, 2012, compared to net cash of $155.5 million provided by dispositions of short-term investments in 2011. Net proceeds from the sale of FAF’s inactive portfolio of automobile loan receivables provided $16.7 million of cash for the year ended December 31, 2012. Net proceeds from the sale of FAF’s active loan portfolio provided $220.7 million of cash for the year ended December 31, 2011. Receipts from Automobile Loan Receivables provided $2.0 million of cash for the year ended December 31, 2012, compared to $166.5 million of cash provided in 2011.
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
CONTRACTUAL OBLIGATIONS
Estimated cash disbursements pertaining to the Company’s contractual obligations at December 31, 2013 are as follows:

DOLLARS IN MILLIONS	Jan 1, 2014 To Dec 31, 2014	Jan 1, 2015 To Dec 31, 2016	Jan 1, 2017 To Dec 31, 2018	After Dec 31, 2018	Total
Long Term Debt Obligations	$—	$250.0	$360.0	$—	$610.0
Capital Lease Obligations	4.7	4.3	1.6	—	10.6
Operating Lease Obligations	25.1	35.4	24.0	15.3	99.8
Purchase Obligations	1.1	—	—	—	1.1
Life and Health Insurance Policy Benefits	251.0	424.4	412.1	6,195.0	7,282.5
Property and Casualty Insurance Reserves	454.7	248.4	67.7	72.7	843.5
Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP	37.2	58.8	10.7	—	106.7
Total Contractual Obligations	$773.8	$1,021.3	$876.1	$6,283.0	$8,954.2
Amounts included in Life and Health Insurance Policy Benefits within the contractual obligations table above represent the estimated cash payments to be made to policyholders and beneficiaries. Such cash outflows are based on the Company’s current assumptions for mortality, morbidity and policy lapse, but are undiscounted with respect to interest. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. The Company estimates that future cash inflows would total $4.1 billion using the same assumptions used to estimate the cash outflows. The Company’s Life Insurance Reserves in the Company’s Consolidated Balance Sheets are generally based on the historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the sum of the amounts presented above for Life and Health Insurance Policy Benefits significantly exceeds the amount of Life and Health Insurance Reserves reported on the Company’s Consolidated Balance Sheet at December 31, 2013.
In addition to the purchase obligations included above, the Company had certain investment commitments totaling $192.7 million at December 31, 2013. The funding of such investment commitments is dependent on a number of factors, the timing of which is indeterminate. The contractual obligations reported above also exclude the Company’s liability of $6.8 million for unrecognized tax benefits. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability. Other Contractual Obligations Reflected in Long Term Liabilities on the Consolidated Balance Sheet under GAAP primarily consist of interest obligations related to Long Term Debt Obligations.

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
Valuation of Investments
The reported value of the Company’s investments was $6,151.3 million at December 31, 2013, of which $5,178.5 million, or 84%, was reported at fair value, $245.1 million, or 4%, was reported under the equity method of accounting, $275.4 million, or 5%, was reported at unpaid principal balance and $452.3 million, or 7%, was reported at cost or depreciated cost. Investments, in general, are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility risk. Accordingly, it is reasonably possible that changes in the fair values of the Company’s investments reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the financial statements. Also, it is reasonably possible that changes in the carrying values of the Company’s Equity Method Limited Liability Investments will occur in the near term and such changes could materially affect the amounts reported in the financial statements because these issuers follow specialized industry accounting rules which require that they report all of their investments at fair value (See Item 1A., “Risk Factors” entitled “The Company’s investment portfolio is exposed to a variety of risks that may negatively impact net investment income and cause realized and unrealized losses”).
As more fully described under the heading, “Fair Value Measurements,” in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements, the Company uses a hierarchal framework which prioritizes and ranks the market observability used in fair value measurements.
The fair value of the Company’s investments measured and reported at fair value was $5,178.5 million at December 31, 2013, of which $4,551.8 million, or 88%, were investments that were based on quoted market prices or significant value drivers that are observable and $626.7 million, or 12%, were investments where at least one significant value driver was unobservable. Fair value measurements based on readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment, compared to fair value measurements based on significant unobservable inputs used in measuring fair value. The prices that the Company might realize from actual sales of investments are likely to vary from their respective estimated fair values at December 31, 2013 due to changing market conditions and limitations inherent in the estimation process.
The classification of a company’s investment in a financial instrument may affect its reported results. For investments classified as trading, a company is required to recognize changes in the fair values into income for the period reported. Both the reported and fair value of the Company’s investments classified as trading were $5.0 million at December 31, 2013. For investments in fixed maturities classified as held to maturity, a company is required to carry the investment at amortized cost, with only amortization occurring during the period recognized into income. None of the Company’s investments in fixed maturities were classified as held to maturity at December 31, 2013. Changes in the fair value of investments in fixed maturities classified as available for sale, investments in equity securities classified as available for sale and an insurance entity’s investments in equity securities without readily determinable fair values are not recognized to income during the period, but rather are recognized as a separate component of Accumulated Other Comprehensive Income until realized. All of the Company’s investments in fixed maturities were classified as available for sale at December 31, 2013. Except for investments accounted for under the equity method of accounting or classified as trading, all of the Company’s investments in equity securities at December 31, 2013 are reported at fair value with changes in fair value reported in Accumulated Other Comprehensive Income (“AOCI”) until realized. The Company’s investments accounted for under the equity method of accounting consist of the Company’s investments in Equity Method Limited Liability Investments and are valued at cost plus cumulative undistributed comprehensive earnings or losses, and not at fair value.
Under GAAP, a company may elect to use the fair value option for some or all of its investments in financial instruments. Under the fair value option, a company is required to recognize changes in the fair values into income for the period reported. The Company has not elected the fair value option for any of its investments in financial instruments. Had the Company elected

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
the fair value option for all of its investments in financial instruments, the Company’s reported net income for the year ended December 31, 2013, would have decreased by $233.6 million.
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
Some factors considered for fixed maturity and equity securities in evaluating whether or not a decline in fair value is other than temporary include, but are not limited to, the following:
Fixed Maturity Securities

•	The financial condition, credit rating and prospects of the issuer;

•	The extent to which the fair value has been less than amortized cost;

•	The ability of the issuer to make scheduled principal and interest payments;

•	The volatility of the investment;

•	Opinions of the Company’s external investment managers;

•	The Company’s intentions to sell or not to sell the investment; and

•	The Company’s determination of whether it will be required to sell the investment before a full recovery in value.
Equity Securities

•	The financial condition and prospects of the issuer;

•	The length of time and magnitude of the unrealized loss;

•	The volatility of the investment;

•	Analyst recommendations and near term price targets;

•	Opinions of the Company’s external investment managers;

•	Market liquidity;

•	Debt-like characteristics of perpetual preferred stocks and issuer ratings; and

•	The Company’s intentions to sell or ability to hold the investments until recovery.
Changes in these factors from their December 31, 2013 evaluation date could result in the Company determining that a temporary decline in the fair value of an investment held and evaluated at December 31, 2013 is no longer temporary at a subsequent evaluation date. Such determination would result in an impairment loss recognized in earnings in the period such determination is made.
Property and Casualty Insurance Reserves for Losses and Loss Adjustment Expenses
The Company’s Property and Casualty Insurance Reserves are reported using the Company’s estimate of its ultimate liability for losses and LAE for claims that occurred prior to the end of any given accounting period but have not yet been paid. The Company had $843.5 million and $970.6 million of gross loss and LAE reserves at December 31, 2013 and 2012, respectively. Property and Casualty Insurance Reserves for the Company’s business segments at December 31, 2013 and 2012 were:

DOLLARS IN MILLIONS	2013	2012
Business Segments:
Kemper Preferred	$412.8	$452.3
Kemper Specialty	196.4	215.9
Kemper Direct	133.4	177.8
Life and Health Insurance	5.3	7.0
Total Business Segments	747.9	853.0
Discontinued Operations	83.0	100.7
Unallocated Reserves	12.6	16.9
Total Property and Casualty Insurance Reserves	$843.5	$970.6

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
In estimating the Company’s Property and Casualty Insurance Reserves, the Company’s actuaries exercise professional judgment and must consider, and are influenced by, many variables that are difficult to quantify. Accordingly, the process of estimating and establishing the Company’s Property and Casualty Insurance Reserves is inherently uncertain and the actual ultimate net cost of known and unknown claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving asbestos, environmental matters, construction defect and other emerging and/or long-tailed exposures which may not be discovered or reported until years after the insurance policy period has ended. Property and Casualty Insurance Reserves related to the Company’s discontinued operations are predominantly long-tailed exposures, $35.2 million of which was related to asbestos, environmental matters and construction defect exposures at December 31, 2013.
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
The Company’s goal is to ensure that its total reserves for property and casualty insurance losses and LAE are adequate to cover all costs, while sustaining minimal variation from the time reserves for losses and LAE are initially estimated until losses and LAE are fully developed. Changes in the Company’s estimates of these losses and LAE over time, also referred to as “development,” will occur and may be material. Favorable development is recognized and reported in the Consolidated Financial Statements when the Company decreases its previous estimate of ultimate losses and LAE and results in an increase in net income in the period recognized, whereas adverse development is recognized and reported in the Consolidated Financial Statements when the Company increases its previous estimate of ultimate losses and LAE and results in a decrease in net income. The Company reported total favorable development of $64.6 million, $31.5 million and $33.1 million before tax for the years ended December 31, 2013, 2012 and 2011, respectively. Development for each of the Company’s continuing business segments and Unitrin Business Insurance for the years ended December 31, 2013, 2012 and 2011, was:

DOLLARS IN MILLIONS	Favorable (Adverse) Development
	2013	2012	2011
Continuing Operations:
Kemper Preferred	$27.5	$4.8	$19.1
Kemper Specialty	4.9	2.3	9.4
Kemper Direct	25.6	17.8	3.9
Life and Health Insurance	1.8	0.3	2.6
Total Favorable Development from Continuing Operations, Net	59.8	25.2	35.0
Discontinued Operations	4.8	6.3	(1.9)
Total Favorable Development, Net	$64.6	$31.5	$33.1
Development in the Kemper Preferred segment comprised the largest portion of the Company’s development reported in continuing operations in 2013 and 2011. Additional information regarding the Kemper Preferred development is discussed below. Development in the Kemper Direct segment comprised a significant portion of the Company’s development in 2013 and the largest portion of the Company’s development reported in 2012. Kemper Direct’s operations have undergone significant changes, including changes in underwriting, claims handling and mix of business by state and distribution channel, over the last several years. The effect of these and other changes on the historical development factors used to estimate Kemper Direct’s loss and LAE reserves is difficult to quantify and predict. Development in the Life and Health Insurance segment in 2011 is due primarily to development on certain hurricanes. See MD&A, “Life and Health Insurance.”
In 2008, the Company sold its Unitrin Business Insurance operations. The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to June 1, 2008, the effective date of the sale. Development in Unitrin Business Insurance comprised all of the Company’s development reported in discontinued operations.
Estimated Variability of Property and Casualty Insurance Reserves
Although development will emerge in all of the Company’s product lines, development in Kemper Preferred segment’s personal automobile insurance product line could have the most significant impact due to the relative size of its loss and LAE reserves. To further illustrate the sensitivity of Kemper Preferred segment’s reserves for automobile insurance losses and LAE to changes in the cumulative development factors, for each quarterly evaluation point the Company’s actuaries calculated the variability of cumulative development factors observed in the incurred loss development methodology using one standard deviation. The Company believes that one standard deviation of variability is a reasonably likely scenario to measure variability for its loss and LAE reserves under the incurred development method for automobile insurance. Assuming that the Kemper Preferred segment’s automobile insurance loss and LAE reserves were based solely on the incurred loss development methodology and

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
the variability in the cumulative development factors occurred within one standard deviation, the Company estimates that Kemper Preferred’s automobile insurance loss and LAE reserves could have varied by $32.4 million in either direction at December 31, 2013 for all accident years combined under this scenario. In addition to the factors described above, other factors may also impact loss reserve development in future periods. These factors include governmental actions, including court decisions interpreting existing laws, regulations or policy provisions, developments related to insurance policy claims and coverage issues, adverse or favorable outcomes in pending claims litigation, the number and severity of insurance claims, the impact of inflation on insurance claims and the impact of required participation in windpools and joint underwriting associations and residual market assessments. Although the Company’s actuaries do not make specific numerical assumptions about these factors, changes in these factors from past patterns will impact historical loss development factors and, in turn, future loss reserve development. Significant favorable changes in one or more factors will lead to favorable future loss reserve development, which could result in the actual loss developing closer to, or even below, the lower end of the Company’s estimated reserve variability. Significant unfavorable changes in one or more factors will lead to unfavorable loss reserve development, which could result in the actual loss developing closer to, or even above, the higher end of the Company’s estimated reserve variability. Accordingly, due to these factors and the other factors enumerated throughout the MD&A and the inherent limitations of the loss reserving estimation methodologies, the estimated and illustrated reserve variability may not necessarily be indicative of the Company’s future reserve variability, which could ultimately be greater than the estimated and illustrated variability. In addition, as previously noted, development will emerge in all of the Company’s product lines over time. Accordingly, the Company’s future reserve variability could ultimately be greater than the illustrated variability.
Additional information pertaining to the estimation of, and development of, the Company’s Property and Casualty Insurance Reserves is contained in Item 1 of Part I of this 2013 Annual Report under the heading “Property and Casualty Loss and Loss Adjustment Expense Reserves.”
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
Pension Benefit Obligations
The process of estimating the Company’s pension benefit obligations and pension benefit costs is inherently uncertain and the actual cost of benefits may vary materially from the estimates recorded. These liabilities are particularly volatile due to their long-term nature and are based on several assumptions. The main assumptions used in the valuation of the Company’s pension benefit obligations are:

•	Estimated mortality of the participants and beneficiaries eligible for benefits;

•	Estimated expected long-term rates of returns on investments;

•	Estimated compensation increases;

•	Estimated employee turnover; and

•	Estimated rate used to discount the expected benefit payment to a present value.

Kemper Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

CRITICAL ACCOUNTING ESTIMATES (Continued)
A change in any one or more of these assumptions is likely to result in present value of expected benefit payments to differ from the actuarial estimate at December 31, 2013. Such changes in estimates may be material. For example, a one–percentage point decrease in the Company’s estimated discount rate would increase the pension benefit obligation at December 31, 2013 by $72.7 million, while a one–percentage point increase in the rate would decrease the pension benefit obligation at December 31, 2013 by $59.1 million. A one–percentage point decrease in the Company’s estimated long-term rate of return on plan assets would increase the pension expense for the year ended December 31, 2013 by $4.2 million, while a one–percentage point increase in the rate would decrease pension expense by $4.2 million for the same period.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP recognized by the Financial Accounting Standards Board (“FASB”) that is applicable to the Company. The FASB issues Accounting Standards Updates (“ASUs”) to amend the authoritative literature in ASC.
Changes in accounting standards that are most critical or relevant to the Company are discussed in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements under the headings “Adoption of New Accounting Standards” and “Accounting Standards Not Yet Adopted.” The accounting changes discussed are as follows:

•	ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

•	ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.
There were ten other ASUs issued in 2013 that amend the original text of ASC. These ASU’s are not expected to have an impact on the Company. There have been five ASUs issued in 2014 that amend the original text of ASC. These ASU’s are not expected to have an impact on the Company.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Quantitative Information About Market Risk
The Company’s consolidated balance sheets include three types of financial instruments subject to the material market risk disclosures required by the SEC:

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
The Company measures its sensitivity to market risk by evaluating the change in its financial assets and liabilities relative to fluctuations in interest rates and equity prices. The evaluation is made using instantaneous changes in interest rates and equity prices on a static balance sheet to determine the effect such changes would have on the Company’s fair value at risk and the resulting pre-tax effect on Shareholders’ Equity. The changes chosen represent the Company’s view of adverse changes which are reasonably possible over a one-year period. The selection of the changes chosen should not be construed as the Company’s prediction of future market events, but rather an illustration of the impact of such events.
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100–basis points in the yield curve at both December 31, 2013 and 2012 for Investments in Fixed Maturities. Such 100–basis point increase in the yield curve may not necessarily result in a corresponding 100–basis point increase in the interest rate for all investments in fixed maturities. For example, a 100–basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100–basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or prepaid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100–basis points in market interest rates from their levels at both December 31, 2013 and 2012. All other variables were held constant. For Notes Payable, the Company assumed an adverse and instantaneous decrease of 100–basis points in market interest rates from their levels at December 31, 2013 and 2012. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its level at December 31, 2013 and 2012, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.94 and 0.91 at December 31, 2013 and 2012, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended December 31, 2013 and 2012, and weighted on the fair value of such securities at December 31, 2013 and 2012, respectively. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at December 31, 2013 and 2012. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2013 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$4,575.0	$(300.0)	$—	$(300.0)
Investments in Equity Securities	598.5	(13.0)	(119.7)	(132.7)
LIABILITIES
Notes Payable	$667.1	$17.4	$—	$17.4
The estimated adverse effects on the fair value of the Company’s financial instruments at December 31, 2012 using these assumptions were:

DOLLARS IN MILLIONS	Fair Value	Pro Forma Increase (Decrease)
		Interest Rate Risk	Equity Price Risk	Total Market Risk
ASSETS
Investments in Fixed Maturities	$4,860.2	$(334.0)	$—	$(334.0)
Investments in Equity Securities	521.9	(19.0)	(82.3)	(101.3)
LIABILITIES
Notes Payable	$675.5	$23.1	$—	$23.1
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

Item 8.    Financial Statements and Supplementary Data.
Index to the Consolidated Financial Statements of
Kemper Corporation and Subsidiaries

Kemper Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2013	2012
Assets:
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2013 - $4,370.5; 2012 - $4,283.8)	$4,575.0	$4,860.2
Equity Securities at Fair Value (Cost: 2013 - $530.0; 2012 - $462.7)	598.5	521.9
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	245.1	253.0
Short-term Investments at Cost which Approximates Fair Value	284.7	327.5
Other Investments	448.0	497.5
Total Investments	6,151.3	6,460.1
Cash	66.5	96.3
Receivables from Policyholders	331.6	369.3
Other Receivables	193.1	206.1
Deferred Policy Acquisition Costs	302.9	303.4
Goodwill	311.8	311.8
Current and Deferred Income Tax Assets	31.8	5.4
Other Assets	267.4	256.7
Total Assets	$7,656.4	$8,009.1
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,217.5	$3,161.6
Property and Casualty	843.5	970.6
Total Insurance Reserves	4,061.0	4,132.2
Unearned Premiums	598.9	650.9
Liabilities for Income Taxes	8.3	21.5
Notes Payable at Amortized Cost (Fair Value: 2013 - $667.1; 2012 - $675.5)	606.9	611.4
Accrued Expenses and Other Liabilities	329.8	431.4
Total Liabilities	5,604.9	5,847.4
Shareholders’ Equity:
Common Stock, $0.10 Par Value Per Share, 100 Million Shares Authorized; 55,653,437 Shares Issued and Outstanding at December 31, 2013 and 58,454,390 Shares Issued and Outstanding at December 31, 2012	5.6	5.8
Paid-in Capital	694.8	725.0
Retained Earnings	1,215.8	1,118.2
Accumulated Other Comprehensive Income	135.3	312.7
Total Shareholders’ Equity	2,051.5	2,161.7
Total Liabilities and Shareholders’ Equity	$7,656.4	$8,009.1

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Income

	For The Years Ended December 31,
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2013	2012	2011
Revenues:
Earned Premiums	$2,025.8	$2,107.1	$2,173.6
Net Investment Income	314.7	295.9	298.0
Other Income	0.8	0.8	1.0
Net Realized Gains on Sales of Investments	99.1	65.4	33.7
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(15.8)	(7.2)	(11.4)
Portion of Losses Recognized in Other Comprehensive Income	1.9	0.3	0.1
Net Impairment Losses Recognized in Earnings	(13.9)	(6.9)	(11.3)
Total Revenues	2,426.5	2,462.3	2,495.0
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	1,357.2	1,582.1	1,645.7
Insurance Expenses	654.4	672.3	683.6
Write-off of Intangibles Acquired	—	—	13.5
Interest and Other Expenses	100.5	85.5	83.9
Total Expenses	2,112.1	2,339.9	2,426.7
Income from Continuing Operations before Income Taxes	314.4	122.4	68.3
Income Tax Expense	(99.9)	(30.6)	(6.6)
Income from Continuing Operations	214.5	91.8	61.7
Income from Discontinued Operations	3.2	11.6	12.8
Net Income	$217.7	$103.4	$74.5
Income from Continuing Operations Per Unrestricted Share:
Basic	$3.75	$1.55	$1.02
Diluted	$3.74	$1.54	$1.02
Net Income Per Unrestricted Share:
Basic	$3.81	$1.75	$1.23
Diluted	$3.80	$1.74	$1.23
Dividends Paid to Shareholders Per Share	$0.96	$0.96	$0.96

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2013	2012	2011
Net Income	$217.7	$103.4	$74.5

Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses)	(362.8)	96.7	201.2
Foreign Currency Translation Adjustments	0.2	1.6	0.4
Decrease (Increase) in Net Unrecognized Postretirement Benefit Costs	86.6	(13.2)	(45.2)
Other Comprehensive Income (Loss) Before Income Taxes	(276.0)	85.1	156.4
Other Comprehensive Income Tax Benefit (Expense)	98.6	(30.4)	(55.8)
Other Comprehensive Income (Loss)	(177.4)	54.7	100.6
Total Comprehensive Income	$40.3	$158.1	$175.1

The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For The Years Ended December 31,
DOLLARS IN MILLIONS	2013	2012	2011
Operating Activities:
Net Income	$217.7	$103.4	$74.5
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Decrease (Increase) in Deferred Policy Acquisition Costs	0.5	(9.4)	(7.8)
Amortization of Life VIF and P&C Customer Relationships	8.3	8.0	11.4
Impairment of P&C Customer Relationships	—	—	13.5
Equity in Earnings of Equity Method Limited Liability Investments	(26.4)	(9.3)	(9.6)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	15.4	15.4	—
Amortization of Investment Securities and Depreciation of Investment Real Estate	16.2	15.2	16.0
Net Realized Gains on Sales of Investments	(99.1)	(65.4)	(34.1)
Net Impairment Losses Recognized in Earnings	13.9	6.9	11.3
Gain on Sale of Portfolio of Automobile Loan Receivables	—	(12.9)	(4.5)
Benefit for Loan Losses	—	(2.0)	(42.0)
Depreciation of Property and Equipment	17.4	15.3	10.9
Decrease (Increase) in Other Receivables	43.5	13.9	(0.2)
Decrease in Insurance Reserves	(72.5)	(1.1)	(52.1)
Decrease in Unearned Premiums	(52.0)	(15.2)	(12.4)
Change in Income Taxes	57.9	(14.9)	17.2
Decrease in Accrued Expenses and Other Liabilities	(54.8)	(15.6)	(47.5)
Other, Net	36.1	33.4	30.4
Net Cash Provided (Used) by Operating Activities	122.1	65.7	(25.0)
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	664.4	914.4	650.3
Purchases of Fixed Maturities	(744.5)	(872.6)	(663.4)
Sales of Equity Securities	182.1	70.8	248.3
Purchases of Equity Securities	(213.4)	(137.7)	(199.2)
Acquisition and Improvements of Investment Real Estate	(5.4)	(5.5)	(6.4)
Sales of Investment Real Estate	102.7	6.0	0.3
Sales of and Return of Investment of Equity Method Limited Liability Investments	31.3	56.0	57.0
Acquisitions of Equity Method Limited Liability Investments	(20.5)	(31.0)	(25.7)
Decrease (Increase) in Short-term Investments	41.8	(80.0)	155.5
Receipts from Automobile Loan Receivables	—	2.0	166.5
Net Proceeds from Sale of Portfolio of Automobile Loan Receivables	—	16.7	220.7
Disposition of Business, Net of Cash Disposed	3.8	—	—
Increase in Other Investments	(9.1)	(12.4)	(15.6)
Acquisition of Software	(15.2)	(26.5)	(23.2)
Other, Net	(13.2)	(6.4)	(0.5)
Net Cash Provided (Used) by Investing Activities	4.8	(106.2)	564.6
Financing Activities:
Repayments of Certificates of Deposits	—	—	(321.8)
Proceeds from Issuance of Notes Payable	—	—	95.0
Repayments of Notes Payable	(5.5)	—	(95.0)
Common Stock Repurchases	(100.4)	(60.7)	(27.4)
Cash Dividends Paid to Shareholders	(54.9)	(56.9)	(58.2)
Cash Exercise of Stock Options	1.7	1.3	0.2
Excess Tax Benefits from Share-based Awards	1.3	0.5	0.2
Other, Net	1.1	1.4	1.4
Net Cash Used by Financing Activities	(156.7)	(114.4)	(405.6)
Increase (Decrease) in Cash	(29.8)	(154.9)	134.0
Cash, Beginning of Year	96.3	251.2	117.2
Cash, End of Year	$66.5	$96.3	$251.2
The Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Kemper Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS	For The Years Ended December 31, 2013, 2012 and 2011
	Number of Shares	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE, DECEMBER 31, 2010	61.1	$6.1	$751.1	$1,108.5	$157.4	$2,023.1
Net Income	—	—	—	74.5	—	74.5
Other Comprehensive Income (note 12)	—	—	—	—	100.6	100.6
Cash Dividends to Shareholders ($0.96 per share)	—	—	—	(58.2)	—	(58.2)
Repurchases of Common Stock	(0.9)	(0.1)	(11.6)	(15.7)	—	(27.4)
Equity-based Compensation Cost (note 9)	—	—	5.3	—	—	5.3
Equity-based Awards, Net of Shares Exchanged (note 9)	0.1	—	(0.9)	(0.4)	—	(1.3)
BALANCE, DECEMBER 31, 2011	60.3	$6.0	$743.9	$1,108.7	$258.0	$2,116.6
Net Income	—	—	—	103.4	—	103.4
Other Comprehensive Income (note 12)	—	—	—	—	54.7	54.7
Cash Dividends to Shareholders ($0.96 per share)	—	—	—	(56.9)	—	(56.9)
Repurchases of Common Stock	(2.0)	(0.2)	(24.9)	(35.6)	—	(60.7)
Equity-based Compensation Cost (note 9)	—	—	5.8	—	—	5.8
Equity-based Awards, Net of Shares Exchanged (note 9)	0.2	—	0.2	(1.4)	—	(1.2)
BALANCE, DECEMBER 31, 2012	58.5	$5.8	$725.0	$1,118.2	$312.7	$2,161.7
Net Income	—	—	—	217.7	—	217.7
Other Comprehensive Loss (note 12)	—	—	—	—	(177.4)	(177.4)
Cash Dividends to Shareholders ($0.96 per share)	—	—	—	(54.9)	—	(54.9)
Repurchases of Common Stock	(3.0)	(0.2)	(36.8)	(63.4)	—	(100.4)
Equity-based Compensation Cost (note 9)	—	—	5.5	—	—	5.5
Equity-based Awards, Net of Shares Exchanged (note 9)	0.2	—	1.1	(1.8)	—	(0.7)
BALANCE, DECEMBER 31, 2013	55.7	$5.6	$694.8	$1,215.8	$135.3	$2,051.5

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
The fair values of the Company’s Investments in Fixed Maturities, Investments in Equity Securities, Short-term Investments, Trading Securities and Notes Payable are estimated using a hierarchal framework which prioritizes and ranks market price observability. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value for Cash, Short-term Investments and certain other assets and other liabilities because of their short-term nature. The actual value at which financial instruments could actually be sold or settled with a willing buyer or seller may differ from estimated fair values depending on a number of factors, including, but not limited to, current and future economic conditions, the quantity sold or settled, the presence of an active market and the availability of a willing buyer or seller.
The process of estimating and establishing reserves for losses and LAE for property and casualty insurance is inherently uncertain and the actual ultimate net cost of known and unknown claims may vary materially from the estimated amounts reserved. The reserving process is particularly imprecise for claims involving long-tailed exposures, which may not be discovered or reported until years after the insurance policy period has ended. Management considers a variety of factors, including, but not limited to, past claims experience, current claim trends and relevant legal, economic and social conditions, in estimating reserves. A change in any one or more factors is likely to result in the ultimate net claim costs to differ from the estimated reserve. Changes in such estimates may be material and would be recognized in the Consolidated Financial Statements when such estimates change.
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
Investments in Equity Securities include common and non-redeemable preferred stocks and other equity interests and are reported at fair value. Investments in common and non-redeemable preferred stocks with readily determinable fair values are classified as available for sale. Dividend income on investments in common and non-redeemable preferred stocks is recognized on the ex-dividend date. Other equity interests primarily consist of exchange traded funds and interests in limited liability companies and limited partnerships in which the Company’s interests are deemed minor. The Company’s share of distributed earnings from other equity interests is recognized as dividend income when received.
Unrealized appreciation or depreciation, net of applicable deferred income taxes, on fixed maturities and equity securities is reported in AOCI included in Shareholders’ Equity.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
Short-term Investments include fixed maturities that mature within one year from the date of purchase, U.S. Treasury bills, money market mutual funds and repurchase agreements. Short-term Investments are reported at cost, which approximates fair value.
Other Investments primarily include loans to policyholders and real estate. Loans to policyholders are carried at unpaid principal balance. Real estate is carried at cost, net of accumulated depreciation. Real estate is depreciated over the estimated useful life of the asset using the straight-line method of depreciation. Real estate is evaluated for impairment when events or circumstances indicate the carrying value may not be recoverable. An impairment on real estate is recognized when the carrying value exceeds the sum of undiscounted projected future cash flows.
Gains and losses on sales of investments are computed on the specific identification method and are reported in the Consolidated Statements of Income in the period in which the sales occur. The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. Losses are computed on the specific identification method and reported in the Consolidated Statements of Income in the period that the decline is determined to be other than temporary. The portion of an impairment of an investment in a fixed maturity attributed to a credit loss is reported in Net Impairment Losses Recognized in Earnings in the Consolidated Statement of Income, with the portion of the impairment that is not attributed to a credit loss reported in AOCI.
Fair Value Measurements
The Company uses a hierarchal framework which prioritizes and ranks the market observability of inputs used in fair value measurements. Market price observability is affected by a number of factors, including the type of asset or liability and the characteristics specific to the asset or liability being measured. Assets and liabilities with readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. The Company classifies the inputs used to measure fair value into one of three levels as follows:

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

•	Level 3 — Unobservable inputs for the asset or liability being measured.
Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those cases, the fair value measurement is categorized in its entirety in the same level of the fair value hierarchy as the lowest level of input that is significant to the entire measurement. Such determination requires significant management judgment. In accordance with GAAP, the Company is not permitted to adjust quoted market prices in an active market.
Deferred Policy Acquisition Costs
Costs directly associated with the successful acquisition of business, principally commissions and certain premium taxes and policy issuance costs, are deferred. Costs deferred on property and casualty insurance contracts and short duration health insurance contracts are amortized over the period in which premiums are earned. Costs deferred on traditional life insurance products and other long-duration insurance contracts are primarily amortized over the anticipated premium-paying period of the related policies in proportion to the ratio of the annual premiums to the total premiums anticipated, which is estimated using the same assumptions used in calculating policy reserves.
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
Other Assets
Other Assets primarily include property and equipment, internal use software, insurance licenses acquired in business combinations, the value of other intangible assets acquired and prepaid expenses. Property and equipment is depreciated over the useful lives of the assets, generally using the straight-line or double declining balance methods of depreciation depending on the asset involved. Internal use software is primarily amortized over the useful life of the asset using the straight-line method of amortization. Insurance licenses acquired in business combinations and other indefinite life intangibles are not amortized, but rather tested periodically for recoverability. Insurance Expenses for the year ended December 31, 2013 includes a charge of $1.4 million to write down the value of insurance licenses acquired for one of Kemper’s insurance subsidiaries to its estimated fair value.
The Company accounts for the present value of the future profits embedded in life insurance in force acquired (“Life VIF”) based on actuarial estimates of the present value of estimated net cash flows. Life VIF was $41.2 million and $46.4 million at December 31, 2013 and 2012, respectively. Life VIF is amortized using the effective interest method using interest rates consistent with the rates in the underlying insurance contracts. The Company estimates that it will record Life VIF amortization, net of interest, of $4.6 million in 2014, $4.2 million in 2015, $3.7 million in 2016, $3.2 million in 2017 and $2.9 million in 2018. The Company evaluates the Life VIF for recoverability annually.
The Company accounts for the present value of the future profits embedded in Property and Casualty Insurance Customer Relationships Acquired (“P&C Customer Relationships”) based on the present value of estimated future cash flows from the customer relationships acquired. P&C Customer Relationships was $15.8 million and $18.7 million at December 31, 2013 and 2012, respectively. P&C Customer Relationships is amortized using the effective interest method. P&C Customer Relationships is tested for recoverability using undiscounted projections of future cash flows and written down to estimated fair value if the carrying value exceeds the sum of such projections of undiscounted cash flows. The Company recorded a loss of $13.5 million before tax for the year ended December 31, 2011 to write down the carrying value of P&C Customer Relationships related to the acquisition of Direct Response to its estimated fair value.
Accrued Expenses and Other Liabilities
Accrued Expenses and Other Liabilities primarily include accrued salaries and commissions, pension benefits, postretirement medical benefits and accrued taxes, licenses and fees.
Recognition of Earned Premiums and Related Expenses
Property and casualty insurance and short duration health insurance premiums are deferred when written and recognized and earned ratably over the periods to which the premiums relate. Unearned Premiums represent the portion of the premiums written related to the unexpired portion of policies in force which has been deferred and is reported as a liability. A premium deficiency reserve is established if the sum of expected claim costs, claim adjustment expenses, unamortized deferred policy acquisition costs and

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 2. SUMMARY OF ACCOUNTING POLICIES AND ACCOUNTING CHANGES (Continued)
maintenance costs exceeds the related unearned premiums. For each business segment, the analysis is performed at a product line level, namely automobile insurance, homeowners insurance and other insurance, which is consistent with the manner in which the Company acquires, services and measures profitability. Anticipated investment income is excluded from such analysis.
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
Reinsurance
In the normal course of business, Kemper’s insurance subsidiaries reinsure certain risks above certain retention levels with other insurance enterprises. These reinsurance agreements do not relieve Kemper’s insurance subsidiaries of their legal obligations to the policyholder. Amounts recoverable from reinsurers are included in Other Receivables.
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
Accounting Standards Not Yet Adopted
The FASB issues ASUs to amend the authoritative literature in ASC. There were twelve ASUs issued in 2013 that amend the original text of the ASC. Except as described in the following paragraph and also under the caption “Adoption of New Accounting Standard” above, the ASUs are not expected to have a material impact on the Company.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 3. INVESTMENTS
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2013 were:

DOLLARS IN MILLIONS	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Government and Government Agencies and Authorities	$351.1	$22.8	$(11.7)	$362.2
States and Political Subdivisions	1,327.4	53.8	(20.2)	1,361.0
Corporate Securities:
Bonds and Notes	2,636.4	205.0	(47.7)	2,793.7
Redeemable Preferred Stocks	6.6	0.8	—	7.4
Mortgage and Asset-backed	49.0	1.8	(0.1)	50.7
Investments in Fixed Maturities	$4,370.5	$284.2	$(79.7)	$4,575.0
Included in the fair value of Mortgage and Asset-backed investments at December 31, 2013 are $44.7 million of collateralized loan obligations, $4.6 million of collateralized debt obligations, $1.2 million of non-governmental residential mortgage-backed securities and $0.2 million of other asset-backed securities.
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
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2013 by contractual maturity were:

DOLLARS IN MILLIONS	Amortized Cost	Fair Value
Due in One Year or Less	$81.3	$82.9
Due after One Year to Five Years	724.8	766.0
Due after Five Years to Ten Years	1,304.4	1,324.4
Due after Ten Years	2,051.1	2,183.4
Asset-backed Securities Not Due at a Single Maturity Date	208.9	218.3
Investments in Fixed Maturities	$4,370.5	$4,575.0
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at December 31, 2013 consisted of securities issued by the Government National Mortgage Association with a fair value of $155.9 million, securities issued by the Federal National Mortgage Association with a fair value of $11.3 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $0.4 million and securities of other non-governmental issuers with a fair value of $50.7 million.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 3. INVESTMENTS (Continued)
Other Receivables at December 31, 2013 includes a receivable of $2.5 million primarily from sales of Investments in Fixed Maturities that settled in January 2014. There were no unsettled purchases of Investments in Fixed Maturities at December 31, 2013. Accrued Expenses and Other Liabilities at December 31, 2012 includes a payable of $1.5 million for purchases of Investments in Fixed Maturities that settled in January 2013. There were no unsettled sales of Investments in Fixed Maturities at December 31, 2012.
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2013 were:

DOLLARS IN MILLIONS	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Preferred Stocks:
Finance, Insurance and Real Estate	$85.4	$2.9	$(2.5)	$85.8
Other Industries	20.1	4.4	(0.1)	24.4
Common Stocks:
Manufacturing	83.4	21.3	(0.1)	104.6
Other Industries	68.8	17.0	(0.9)	84.9
Other Equity Interests:
Exchange Traded Funds	122.0	3.9	(1.0)	124.9
Limited Liability Companies and Limited Partnerships	150.3	25.2	(1.6)	173.9
Investments in Equity Securities	$530.0	$74.7	$(6.2)	$598.5
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2012 were:

DOLLARS IN MILLIONS		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$75.4	$3.9	$(0.1)	$79.2
Other Industries	18.4	3.8	(0.9)	21.3
Common Stocks:
Manufacturing	67.0	20.9	(0.4)	87.5
Other Industries	59.1	8.1	(0.5)	66.7
Other Equity Interests:
Exchange Traded Funds	119.6	6.3	—	125.9
Limited Liability Companies and Limited Partnerships	123.2	19.5	(1.4)	141.3
Investments in Equity Securities	$462.7	$62.5	$(3.3)	$521.9

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 3. INVESTMENTS (Continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2013 is presented below:

DOLLARS IN MILLIONS	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$95.8	$(10.9)	$4.4	$(0.8)	$100.2	$(11.7)
States and Political Subdivisions	222.9	(20.1)	2.0	(0.1)	224.9	(20.2)
Corporate Securities:
Bonds and Notes	699.8	(39.4)	103.2	(8.3)	803.0	(47.7)
Mortgage and Asset-backed	13.9	(0.1)	1.1	—	15.0	(0.1)
Total Fixed Maturities	1,032.4	(70.5)	110.7	(9.2)	1,143.1	(79.7)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	22.5	(2.5)	2.5	—	25.0	(2.5)
Other Industries	4.3	(0.1)	0.7	—	5.0	(0.1)
Common Stocks:
Manufacturing	5.0	(0.1)	0.2	—	5.2	(0.1)
Other Industries	14.2	(0.9)	0.5	—	14.7	(0.9)
Other Equity Interests:
Exchange Traded Funds	67.6	(1.0)	—	—	67.6	(1.0)
Limited Liability Companies and Limited Partnerships	53.1	(0.9)	5.0	(0.7)	58.1	(1.6)
Total Equity Securities	166.7	(5.5)	8.9	(0.7)	175.6	(6.2)
Total	$1,199.1	$(76.0)	$119.6	$(9.9)	$1,318.7	$(85.9)
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary. The credit loss portions of the declines in the fair values of investments that are determined to be other than temporary are reported as losses in the Consolidated Statements of Income in the periods when such determinations are made.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 3. INVESTMENTS (Continued)
Unrealized losses on fixed maturities, which the Company has determined to be temporary at December 31, 2013, were $79.7 million, of which $9.2 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at December 31, 2013 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” Included in the preceding table under the heading “12 Months or Longer” there were unrealized losses of $0.3 million at December 31, 2013 related to securities for which the Company has recognized credit losses in earnings. Investment-grade fixed maturity investments comprised $74.2 million and below-investment-grade fixed maturity investments comprised $5.5 million of the unrealized losses on investments in fixed maturities at December 31, 2013. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 5% of the amortized cost basis of the investment. At December 31, 2013, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2013 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
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
The Company concluded that the unrealized losses on its investments in preferred and common stocks at December 31, 2013 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability companies and limited liability partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. By the nature of their underlying investments, the Company believes that its investments in the limited liability companies and limited liability partnerships also exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for impairment. Based on Company’s evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities presented in the preceding table were temporary at December 31, 2013.

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
Unrealized losses on fixed maturities, which the Company determined to be temporary at December 31, 2012, were $8.1 million, of which $2.6 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. Included in the preceding table under the heading “Less Than 12 Months” there were unrealized losses of $0.3 million at December 31, 2012 related to securities for which the Company has recognized credit losses in earnings. There were no unrealized losses at December 31, 2012 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “12 Months or Longer.” Included in the preceding table under the heading “12 Months or Longer” are unrealized losses of $0.1 million at December 31, 2012 related to securities for which the Company has recognized foreign currency losses in earnings. Investment-grade fixed maturity investments comprised $3.8 million and below-investment-grade fixed maturity investments comprised $4.3 million of the unrealized losses on investments in fixed maturities at December 31, 2012. Unrealized losses for below-investment-grade fixed maturities included unrealized losses totaling $0.1 million for one issuer that the Company recognized foreign currency impairment losses in earnings for the year ended December 31, 2012. For the other remaining below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 3% of the amortized cost basis of the investment. At December 31, 2012, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before recovery of its amortized cost basis, which may be at maturity. Based on the Company’s evaluation at December 31, 2012 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before recovery of the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
The Company concluded that the unrealized losses on its investments in preferred and common stocks at December 31, 2012 were temporary based on the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability partnerships that primarily invest in distressed debt,

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 3. INVESTMENTS (Continued)
mezzanine debt and secondary transactions. By the nature of their underlying investments, the Company believes that its investments in the limited liability partnerships also exhibit debt-like characteristics which, among other factors, the Company considers when evaluating these investments for impairment. Based on evaluations of the factors described above that the Company considers when determining whether a decline in the fair value of an investment in equity securities is other than temporary, the Company concluded that the declines in the fair values of the Company’s investments in equity securities presented in the preceding table were temporary at December 31, 2012.
The following table sets forth the pre-tax amount of OTTI credit losses, recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of December 31, 2013, 2012 and 2011, for which a portion of the OTTI loss has been recognized in Accumulated Other Comprehensive Income, and the corresponding changes in such amounts.

DOLLARS IN MILLIONS	2013	2012	2011
Balance at Beginning of Year	$4.6	$3.9	$2.4
Additions for Previously Unrecognized OTTI Credit Losses	1.8	1.1	2.2
Increases to Previously Recognized OTTI Credit Losses	7.3	—	—
Reductions to Previously Recognized OTTI Credit Losses	—	(0.1)	(0.7)
Reductions for Change in Impairment Status:
From Status of Credit Loss to Status of Intent-to-sell or Required-to-sell	(3.2)	—	—
Reductions for Investments Sold During Period	(0.6)	(0.3)	—
Balance at End of Year	$9.9	$4.6	$3.9
Equity Method Limited Liability Investments include investments in limited liability investment companies and limited partnerships in which the Company’s interests are not deemed minor and are accounted for under the equity method of accounting. The Company’s investments in Equity Method Limited Liability Investments are generally of a passive nature in that the Company does not take an active role in the management of the investment entity. In 2012, aggregate investment income (losses) from Equity Method Limited Liability Investments exceeded 10% of the Company’s pretax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for its Equity Method Limited Liability Investments. Such aggregated summarized financial data does not represent the Company’s proportionate share of the Equity Method Limited Liability Investment assets or earnings. Aggregate total assets of the Equity Method Limited Liability Investments in which the Company invested totaled $3,392.1 million and $3,643.6 million as of December 31, 2013 and 2012, respectively. Aggregate total liabilities of the Equity Method Limited Liability Investments in which the Company invested totaled $576.3 million and $421.0 million as of December 31, 2013 and 2012, respectively. Aggregate net income of the Equity Method Limited Liability Investments in which the Company invested totaled $181.1 million and $134.6 million for the years ended December 31, 2013 and 2012, respectively. Aggregate net loss of the Equity Method Limited Liability Investments in which the Company invested totaled $13.8 million for the year ended December 31, 2011. The aggregate summarized financial data is based on the most recent and sufficiently-timely financial information available to the Company as of the respective reporting dates and periods. The Company’s maximum exposure to loss at December 31, 2013 is limited to the total carrying value of $245.1 million. In addition, the Company had outstanding commitments totaling approximately $50.4 million to fund Equity Method Limited Liability Investments at December 31, 2013.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 3. INVESTMENTS (Continued)
The carrying values of the Company’s Other Investments at December 31, 2013 and 2012 were:

DOLLARS IN MILLIONS	2013	2012
Loans to Policyholders at Unpaid Principal	$275.4	$266.3
Real Estate at Depreciated Cost	167.1	226.2
Trading Securities at Fair Value	5.0	4.5
Other	0.5	0.5
Total	$448.0	$497.5

In the third quarter of 2013, the Company sold the 41-story office building where Kemper’s corporate offices are headquartered for a gain of $43.6 million before income taxes. Proceeds from the sale, net of transaction costs, were $101.5 million.

NOTE 4. GOODWILL
Goodwill balances by business segment at December 31, 2013 and December 31, 2012 were:

DOLLARS IN MILLIONS	2013	2012
Kemper Preferred	$49.6	$49.6
Kemper Specialty	42.8	42.8
Life and Health Insurance	219.4	219.4
Total	$311.8	$311.8
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 5. PROPERTY AND CASUALTY INSURANCE RESERVES
Property and Casualty Insurance Reserve activity for the years ended December 31, 2013, 2012 and 2011 was:

DOLLARS IN MILLIONS	2013	2012	2011
Beginning Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$970.6	$1,029.1	$1,118.7
Less Reinsurance Recoverables and Indemnification at Beginning of Year	66.2	74.5	78.1
Property and Casualty Insurance Reserves, Net of Reinsurance and Indemnification at Beginning of Year	904.4	954.6	1,040.6
Incurred Losses and LAE related to:
Current Year:
Continuing Operations	1,056.5	1,253.1	1,338.5
Prior Years:
Continuing Operations	(59.8)	(25.2)	(35.0)
Discontinued Operations	(4.8)	(6.3)	1.9
Total Incurred Losses and LAE related to Prior Years	(64.6)	(31.5)	(33.1)
Total Incurred Losses and LAE	991.9	1,221.6	1,305.4
Paid Losses and LAE related to:
Current Year:
Continuing Operations	682.2	801.4	887.7
Prior Years:
Continuing Operations	421.7	451.2	472.9
Discontinued Operations	12.3	19.2	30.8
Total Paid Losses and LAE related to Prior Years	434.0	470.4	503.7
Total Paid Losses and LAE	1,116.2	1,271.8	1,391.4
Property and Casualty Insurance Reserves, Net of Reinsurance and Indemnification at End of Year	780.1	904.4	954.6
Plus Reinsurance and Indemnification Recoverables at End of Year	63.4	66.2	74.5
Property and Casualty Insurance Reserves, Gross of Reinsurance at End of Year	$843.5	$970.6	$1,029.1
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
In 2013, the Company reduced its property and casualty insurance reserves by $64.6 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance loss and LAE reserves developed favorably by $56.8 million and commercial lines insurance loss and LAE reserves developed favorably by $7.8 million. Personal automobile insurance loss and LAE reserves developed favorably by $30.1 million, homeowners insurance loss and LAE reserves developed favorably by $20.1 million and other personal lines loss and LAE reserves developed favorably by $6.6 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss patterns than expected for the four most recent accident years. Commercial lines insurance loss and LAE reserves included favorable development of $3.0 million from continuing operations and $4.8 million from discontinued operations. Commercial lines insurance losses and LAE reserves developed favorably from continuing operations due primarily to the emergence of more favorable loss patterns than expected for the 2011, 2010 and 2009 accident years, partially offset by less favorable loss patterns than expected for the 2012 accident year.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 5. PROPERTY AND CASUALTY INSURANCE RESERVES (Continued)
In 2012, the Company reduced its property and casualty insurance reserves by $31.5 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance loss and LAE reserves developed favorably by $12.6 million and commercial lines insurance loss and LAE reserves developed favorably by $18.9 million. Personal automobile insurance loss and LAE reserves developed adversely by $2.2 million, homeowners insurance loss and LAE reserves developed favorably by $11.7 million and other personal lines loss and LAE reserves developed favorably by $3.1 million. Personal automobile loss and LAE reserves developed adversely for the 2011 accident year and developed favorably for the 2010, 2009 and 2008 accident years. Homeowners insurance loss and LAE reserves developed favorably due primarily to the emergence of more favorable loss patterns than expected for the 2011, 2010 and 2009 accident years and favorable development on certain catastrophes. Commercial lines insurance loss and LAE reserves included favorable development of $12.6 million from continuing operations and $6.3 million from discontinued operations. Commercial lines insurance losses and LAE reserves developed favorably from continuing operations due primarily to the emergence of more favorable loss patterns than expected for the four most recent accident years. Commercial lines insurance loss and LAE reserves developed favorably from discontinued operations due primarily to the commutation of certain insurance liabilities that had been previously assumed.
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
Reinsurance and indemnification recoverables on property and casualty insurance reserves were $63.4 million and $66.2 million at December 31, 2013 and 2012, respectively. These recoverables are concentrated with several reinsurers, the vast majority of which are highly rated by one or more of the principal investor and/or insurance company rating agencies. While most of these recoverables were unsecured at December 31, 2013 and 2012, the agreements with the reinsurers generally provide for some form of collateralization upon the occurrence of certain events.
NOTE 6. NOTES PAYABLE
Total amortized cost of debt outstanding at December 31, 2013 and 2012 was:

DOLLARS IN MILLIONS	2013	2012
Senior Notes:
6.00% Senior Notes due May 15, 2017	$357.9	$357.3
6.00% Senior Notes due November 30, 2015	249.0	248.6
Mortgage Note Payable due September 1, 2013	—	5.5
Total Notes Payable	$606.9	$611.4

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. NOTES PAYABLE (Continued)
Interest Expense, including facility fees, accretion of discount and write-off of unamortized credit agreement issuance costs for the years ended December 31, 2013, 2012 and 2011 was:

DOLLARS IN MILLIONS	2013	2012	2011
Notes Payable under Revolving Credit Agreement	$1.4	$1.9	$2.0
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	22.2	22.1	22.0
6.00% Senior Notes due November 30, 2015	15.4	15.4	15.4
Mortgage Note Payable	0.2	0.4	0.4
Interest Expense before Capitalization of Interest	39.2	39.8	39.8
Capitalization of Interest	(0.9)	(1.8)	(2.5)
Total Interest Expense	$38.3	$38.0	$37.3
Interest Paid on Notes Payable, including facility fees, for the years ended December 31, 2013, 2012 and 2011 was:

DOLLARS IN MILLIONS	2013	2012	2011
Notes Payable under Revolving Credit Agreement	$0.8	$2.3	$1.2
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	21.6	21.6	21.6
6.00% Senior Notes due November 30, 2015	15.0	15.0	15.2
Mortgage Note Payable	0.3	0.4	0.4
Total Interest Paid	$37.7	$39.3	$38.4
On March 7, 2012, Kemper entered into the 2016 Credit Agreement, a four-year, $325.0 million, unsecured, revolving credit agreement, expiring March 7, 2016, with a group of financial institutions. Effective December 31, 2013, Kemper amended the 2016 Credit Agreement to, among other things, reduce the amount of the aggregate commitments under the 2016 Credit Agreement by $100.0 million, bringing the amount of aggregate commitments to $225.0 million, and to increase the amount of indebtedness that may be incurred and outstanding in the aggregate at any time in connection with borrowings from the FHLB or issuances of surplus notes by $150.0 million, to $250.0 million, provided that the aggregate indebtedness incurred and outstanding in connection with issuances of surplus notes may not exceed $100.0 million at any one time. The action resulted from the completion in December 2013 of a process initiated by Kemper’s subsidiaries, United Insurance and Trinity, to become members of the FHLBs of Chicago and Dallas, respectively. The FHLB memberships provide United Insurance and Trinity with access to additional sources of liquidity and consequently reduce the need for such liquidity at the parent company level.
The 2016 Credit Agreement replaced Kemper’s Former Credit Agreement, a $245.0 million, unsecured, revolving credit agreement which was scheduled to expire on October 30, 2012 and was terminated on March 7, 2012. There were no borrowings under the Former Credit Agreement at either December 31, 2011 or at its termination. The 2016 Credit Agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The 2016 Credit Agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance and Trinity. Proceeds from advances under the 2016 Credit Agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings under the 2016 Credit Agreement at December 31, 2013, and accordingly, $225.0 million was available for future borrowings.
In connection with the finalization of their FHLB memberships, United Insurance and Trinity purchased capital stock in the FHLBs of Chicago and Dallas, respectively. In addition, to complete Trinity’s membership in the FHLB of Dallas, which became effective as of December 31, 2013, Trinity and the FHLB of Dallas entered into agreements pursuant to which Trinity may obtain advances from the FHLB of Dallas. The specific terms of each advance, including the amount and rate of interest, will be specified in a written or electronic confirmation of advance. The amount of advances that may be obtained by Trinity will be determined as of any particular date based on a multiple of the amount of capital stock in the FHLB of Dallas that has been purchased by Trinity as of such date, as determined in accordance with the policies and procedures for members of the

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 6. NOTES PAYABLE (Continued)
FHLB of Dallas, subject to any applicable limitations under the 2016 Credit Agreement. Advances are subject to collateral requirements as specified in the agreements. There were no advances from the FHLB of Dallas outstanding at December 31, 2013.
In 2011, Kemper borrowed and repaid $95.0 million under the Former Credit Agreement. Kemper had no outstanding advances under the Former Credit Agreement at December 31, 2011.
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
NOTE 7. LEASES
The Company leases certain office space under non-cancelable operating leases, with initial terms typically ranging from one to twelve years, along with options that permit renewals for additional periods. The Company also leases certain equipment under non-cancelable operating leases, with initial terms typically ranging from one to five years. Minimum rent is expensed on a straight-line basis over the term of the lease.
Net rental expense for operating leases for the years ended December 31, 2013, 2012 and 2011 was:

DOLLARS IN MILLIONS	2013	2012	2011
Minimum Rental Expense	$28.3	$33.2	$31.5
Less Sublease Rental Income	(1.8)	(2.5)	(2.1)
Net Rental Expense	$26.5	$30.7	$29.4
Future minimum lease payments under capital and operating leases at December 31, 2013 were:

DOLLARS IN MILLIONS	Capital Leases	Operating Leases
2014	$4.7	$25.1
2015	2.2	18.7
2016	2.1	16.7
2017	1.5	15.1
2018	0.1	8.9
2019 and Thereafter	—	15.3
Total Future Payments	$10.6	$99.8
Less Imputed Interest	(1.1)
Present Value of Minimum Capital Lease Payments	$9.5
The total of minimum rentals to be received in the future under non-cancelable subleases was $5.5 million at December 31, 2013.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 8. SHAREHOLDERS’ EQUITY
Kemper is authorized to issue 20 million shares of $0.10 par value preferred stock and 100 million shares of $0.10 par value common stock. No preferred shares were issued or outstanding at December 31, 2013 and 2012. There were 55,653,437 shares and 58,454,390 shares of common stock outstanding at December 31, 2013 and 2012, respectively. Common stock outstanding included 278,427 shares and 313,424 shares at December 31, 2013 and 2012, respectively, that have been issued, subject to certain vesting and other requirements, in connection with the Company’s long-term equity compensation plans. See Note 9, “Long-Term Equity-based Compensation,” to the Consolidated Financial Statements for a discussion of the restrictions and vesting provisions.
On August 4, 2004, the Board of Directors declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock of Kemper, pursuant to a shareholder rights plan. The rights have a term of 10 years. The description and terms of the rights are set forth in a rights agreement between Kemper and Computershare Trust Company, N.A., as rights agent.
Kemper repurchased and retired 3.0 million shares of its common stock in open market transactions at an aggregate cost of $100.4 million in 2013. Kemper repurchased and retired 2.0 million shares of its common stock in open market transactions at an aggregate cost of $60.7 million in 2012. Kemper repurchased and retired 0.9 million shares of its common stock in open market transactions at an aggregate cost of $27.4 million in 2011.
Various state insurance laws restrict the amount that an insurance subsidiary may pay in the form of dividends, loans or advances without the prior approval of regulatory authorities. Also, that portion of an insurance subsidiary’s net equity which results from differences between statutory insurance accounting practices and GAAP would not be available for cash dividends, loans or advances. Kemper’s insurance subsidiaries paid dividends of $95.0 million in cash to Kemper in 2013. In 2014, Kemper’s insurance subsidiaries would be able to pay $217 million in dividends to Kemper without prior regulatory approval. Kemper’s insurance subsidiaries had net assets of $2.4 billion, determined in accordance with GAAP, that were restricted from payment to Kemper without prior regulatory approval at December 31, 2013.
Kemper’s insurance subsidiaries are required to file financial statements prepared on the basis of statutory insurance accounting practices, a comprehensive basis of accounting other than GAAP. Statutory capital and surplus for the Company’s life and health insurance subsidiaries was $430.2 million and $457.8 million at December 31, 2013 and 2012, respectively. Statutory net income for the Company’s life and health insurance subsidiaries was $81.5 million, $102.0 million and $116.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Statutory capital and surplus for the Company’s property and casualty insurance subsidiaries was $989.7 million and $844.8 million at December 31, 2013 and 2012, respectively. Statutory net income for the Company’s property and casualty insurance subsidiaries was $138.8 million, $40.6 million and $30.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Statutory capital and surplus and statutory net income exclude parent company operations.
Kemper’s insurance subsidiaries are also required to hold minimum levels of statutory capital and surplus to satisfy regulatory requirements. The minimum statutory capital and surplus, or company action level RBC, necessary to satisfy regulatory requirements for the Company’s life and health insurance subsidiaries collectively was $123.7 million at December 31, 2013. The minimum statutory capital and surplus necessary to satisfy regulatory requirements for the Company’s property and casualty insurance subsidiaries collectively was $286.4 million at December 31, 2013. Company action level RBC is the level at which a company is required to file a corrective action plan with its regulators and is equal to 200% of the authorized control level RBC.
In 2013, Kemper paid dividends of $54.9 million to its shareholders. Except for certain financial covenants under the 2016 Credit Agreement, there are no restrictions on Kemper’s ability to pay dividends to its shareholders. Certain financial covenants, namely minimum net worth and a maximum debt to total capitalization ratio, under the 2016 Credit Agreement could limit the amount of dividends that Kemper may pay to shareholders at December 31, 2013. Kemper had the ability to pay without restrictions $407 million in dividends to its shareholders and still be in compliance with all financial covenants under the 2016 Credit Agreement at December 31, 2013.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 9. LONG-TERM EQUITY-BASED COMPENSATION
On May 4, 2011, Kemper’s shareholders approved the 2011 Omnibus Equity Plan (“Omnibus Plan”). The Omnibus Plan replaced the Company’s previous employee stock option plans, director stock option plan and restricted stock plan (collectively, the “Prior Plans”). Awards previously granted under the Prior Plans remain outstanding in accordance with their original terms. Beginning May 4, 2011, equity-based compensation awards may only be granted under the Omnibus Plan. A maximum number of 10,000,000 shares of Kemper common stock may be issued under the Omnibus Plan (the “Share Authorization”). As of December 31, 2013, there were 8,750,768 common shares available for future grants under the Omnibus Plan, of which 390,486 shares were reserved for future grants based on the achievement of performance goals under the terms of outstanding performance-based restricted stock awards.
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
Outstanding awards under the Omnibus Plan and Prior Plans at December 31, 2013 consisted of tandem stock option and stock appreciation rights (“Tandem Awards”), time-vested restricted stock, performance-based restricted stock and deferred stock units (“DSUs”). Recipients of restricted stock receive full dividend and voting rights on the same basis as all other outstanding shares of Kemper common stock, and all awards are subject to forfeiture until certain restrictions have lapsed.
For equity-based compensation awards with a graded vesting schedule, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately-vesting portion of the awards as if each award were, in substance, multiple awards. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Equity-based compensation expense was $5.5 million, $5.8 million and $5.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Total unamortized compensation expense related to nonvested awards at December 31, 2013 was $5.4 million, which is expected to be recognized over a weighted-average period of 1.4 years.
The Compensation Committee of the Board of Directors, or the Board’s authorized designee, has sole discretion to determine the persons to whom awards under the Omnibus Plan are granted, and the material terms of the awards. For Tandem Awards, material terms include the number of shares covered by such awards and the exercise price, vesting and expiration dates of such awards. Tandem Awards are non-transferable. The exercise price is the fair value of Kemper’s common stock on the date of grant. Employee Tandem Awards generally vest, beginning six months after date of grant, in four equal annual installments over a period of three and one-half years and expire ten years from the date of grant.
Each new member of the Board of Directors who is not employed by the Company (“Non-Employee Director”) receives an initial option to purchase 4,000 shares of Kemper common stock immediately upon becoming a director. Thereafter, on the date of each annual meeting of Kemper’s shareholders, eligible Non-Employee Directors automatically receive annual grants of options to purchase 4,000 shares of common stock. Prior to May 1, 2013, such options granted to Non-Employee Directors were exercisable one year from the date of grant at an exercise price equal to the fair market value of Kemper’s common stock on the date of grant and expire ten years from the date of grant. Effective May 1, 2013, new grants of such options are fully vested and exercisable on the date of grant at an exercise price equal to the fair market value of Kemper’s common stock on the date of grant. In addition to the option awards, effective May 1, 2013, annual awards to each Non-employee Director include 500 DSUs. DSUs give the recipient the right to receive one share of Kemper common stock for each DSU issued. The DSUs granted to Non-Employee Directors are fully vested on the date of grant. Holders of DSUs are entitled to receive dividend equivalents in cash in the amount and at the time that dividends would have been payable if the DSUs were shares of Kemper common stock. Conversion of the DSUs into shares of Kemper’s common stock is deferred until the date a director’s board service terminates. On May 1, 2013, the Company issued 4,000 DSUs at a fair value of $31.50 per DSU.
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

NOTE 9. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
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
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The expected terms of options are developed by considering the Company’s historical share option exercise experience, demographic profiles, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Further, the Company aggregates individual awards into relatively homogenous groups that exhibit similar exercise behavior to obtain a more refined estimate of the expected term of options. Expected volatility is estimated using weekly historical volatility. The Company believes that historical volatility is currently the best estimate of expected volatility. The dividend yield in 2013, 2012 and 2011 was calculated by taking the natural logarithm of the annualized yield divided by the Kemper common stock price on the date of grant. The risk free interest rate was the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option.
The assumptions used in the Black-Scholes pricing model for options granted during the years ended December 31, 2013, 2012 and 2011, were as follows:

	2013			2012			2011
RANGE OF VALUATION ASSUMPTIONS
Expected Volatility	39.10%	-	48.23%	29.36%	-	53.84%	41.26%	-	55.16%
Risk Free Interest Rate	0.62	-	1.38	0.16	-	1.26	1.30	-	2.87
Expected Dividend Yield	2.83	-	3.00	2.92	-	3.26	3.15	-	3.38
WEIGHTED-AVERAGE EXPECTED LIFE IN YEARS
Employee Grants	4	-	7	1	-	7	3.5	-	7
Director Grants	6			6			6
Option and SAR activity for the year ended December 31, 2013 is presented below:

	Shares Subject to Options	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ In Millions)
Outstanding at Beginning of the Year	3,192,054	$40.53
Granted	283,750	33.20
Exercised	(364,750)	25.32
Forfeited or Expired	(567,381)	42.83
Outstanding at December 31, 2013	2,543,673	41.38	3.57	$9.3
Vested and Expected to Vest at December 31, 2013	2,512,512	$41.51	3.51	$9.0
Exercisable at December 31, 2013	2,226,795	$42.81	2.87	$6.3

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 9. LONG-TERM EQUITY-BASED COMPENSATION (Continued)
The weighted-average grant-date fair values of options granted during 2013, 2012 and 2011 were $10.20, $9.40 and $9.11, respectively. Total intrinsic value of stock options exercised was $4.1 million, $3.0 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Cash received from option exercises was $1.7 million, $1.3 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Total tax benefits realized for tax deductions from option exercises were $1.4 million, $1.0 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Information pertaining to options outstanding at December 31, 2013 is presented below:

			Outstanding			Exercisable
Range of Exercise Prices ($)			Shares Subject to Options	Weighted- average Exercise Price Per Share ($)	Weighted- average Remaining Contractual Life (in Years)	Shares Subject to Options	Weighted- average Exercise Price Per Share ($)
$10.00	-	$15.00	16,750	$13.55	5.10	16,750	$13.55
15.01	-	20.00	8,000	16.48	5.35	8,000	16.48
20.01	-	25.00	38,250	23.43	6.07	38,250	23.43
25.01	-	30.00	404,000	28.87	7.58	250,812	28.77
30.01	-	35.00	255,375	33.19	9.08	91,685	32.72
35.01	-	40.00	314,500	37.22	3.97	314,500	37.22
40.01	-	45.00	311,868	43.57	0.71	311,868	43.57
45.01	-	50.00	958,222	48.64	1.85	958,222	48.64
50.01	-	55.00	236,708	50.51	0.36	236,708	50.51
10.00	-	55.00	2,543,673	41.38	3.57	2,226,795	42.81
The grant-date fair values of time-based restricted stock awards are determined using the closing price of Kemper common stock on the date of grant. Activity related to nonvested time-based restricted stock for the year ended December 31, 2013 was as follows:

	Time-based Restricted Shares	Weighted- average Grant-date Fair Value Per Share
Nonvested Balance at Beginning of the Year	126,349	$26.19
Granted	75,625	33.33
Vested	(59,065)	24.99
Forfeited	(41,282)	27.98
Nonvested Balance at End of Period	101,627	$31.48
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

•
is below the “target” performance level, but at or above a “minimum” performance level, only a portion of the shares of performance-based restricted stock originally issued to the award recipient will vest; or

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
Activity related to nonvested performance-based restricted stock for the year ended December 31, 2013 was as follows:

	Performance-based Restricted Shares	Weighted- average- Grant-date Fair Value Per Share
Nonvested Balance at Beginning of the Year	187,075	$36.70
Granted	70,675	42.12
Vested	(53,118)	33.14
Forfeited	(27,832)	39.16
Nonvested Balance at End of Period	176,800	$39.54
The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based shares for the 2013 and 2012 three-year performance periods was 60,150 common shares and 59,775 common shares, respectively, (as “full value awards,” the equivalent of 180,450 shares and 179,325 shares, respectively, under the Share Authorization) at December 31, 2013. For the 2011 three-year performance period, the Company exceeded target performance levels with a payout percentage of 118%. Accordingly, an additional 9,014 shares of stock were issued to award recipients on February 1, 2014. For the 2010 three-year performance period, the Company exceeded target performance levels with a payout percentage of 114%. Accordingly, an additional 6,996 shares of stock were issued to award recipients on February 2, 2013 (the “2010 Additional Shares”). For the 2009 three-year performance period, the Company exceeded target performance levels with a payout percentage of 183%. Accordingly, an additional 40,727 shares of stock were issued to award recipients on January 31, 2012 (the “2009 Additional Shares”).
The total fair value of restricted stock, including the 2010 Additional Shares, that vested during the year ended December 31, 2013 was $4.1 million and the tax benefits for tax deductions realized from the vesting on such restricted stock was $1.4 million. The total fair value of restricted stock, including the 2009 Additional Shares, that vested during the year ended December 31, 2012 was $4.0 million and the tax benefits for tax deductions realized from the vesting on such restricted stock was $1.4 million. The total fair value of restricted stock that vested during the year ended December 31, 2011 was $1.4 million and the tax benefits for tax deductions realized from the vesting on such restricted stock was $0.5 million.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 10. RESTRUCTURING EXPENSES
Activity related to restructuring costs from continuing operations for the years ended December 31, 2013, 2012 and 2011 is presented below:

DOLLARS IN MILLIONS	2013	2012	2011
Liability at the Beginning of Year:
Employee Termination Costs	$2.6	$0.7	$0.6
Early Lease Termination Costs	2.3	1.0	0.1
Other Associated Costs	—	—	—
Liability at the Beginning of Year	4.9	1.7	0.7
Expenses Incurred:
Employee Termination Costs	1.8	5.1	2.1
Early Lease Termination Costs	—	2.0	1.4
Other Associated Costs	—	0.1	0.1
Total Expenses Incurred	1.8	7.2	3.6
Payments of:
Employee Termination Costs	2.8	3.2	2.0
Early Lease Termination Costs	1.4	0.7	0.5
Other Associated Costs	—	0.1	0.1
Total Payments	4.2	4.0	2.6
Liability at End of Year:
Employee Termination Costs	1.6	2.6	0.7
Early Lease Termination Costs	0.9	2.3	1.0
Other Associated Costs	—	—	—
Liability at End of Year	$2.5	$4.9	$1.7

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
A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
DOLLARS IN MILLIONS
Income from Continuing Operations	$214.5	$91.8	$61.7
Less Income from Continuing Operations Attributed to Restricted Shares	1.1	0.5	0.3
Income from Continuing Operations Attributed to Unrestricted Shares	213.4	91.3	61.4
Dilutive Effect on Income of Kemper Equity-based Compensation Equivalent Shares	—	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$213.4	$91.3	$61.4
SHARES IN THOUSANDS
Weighted-average Unrestricted Shares Outstanding	56,856.9	58,857.3	60,262.6
Kemper Equity-based Compensation Equivalent Shares	126.7	141.7	103.9
Weighted-Average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	56,983.6	58,999.0	60,366.5
PER UNRESTRICTED SHARE IN WHOLE DOLLARS
Basic Income from Continuing Operations Per Unrestricted Share	$3.75	$1.55	$1.02
Diluted Income from Continuing Operations Per Unrestricted Share	$3.74	$1.54	$1.02
Options outstanding to purchase 2.1 million, 2.8 million and 3.3 million shares of Kemper common stock were excluded from the computation of Kemper Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the years ended December 31, 2013, 2012 and 2011, respectively, because the exercise price exceeded the average market price.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of Other Comprehensive Income (Loss) Before Income Taxes for the years ended December 31, 2013, 2012 and 2011 were:

DOLLARS IN MILLIONS	2013	2012	2011
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Year Reclassification Adjustment	$(324.9)	$157.9	$232.1
Reclassification Adjustment for Amounts Included in Net Income	(37.9)	(61.2)	(30.9)
Unrealized Holding Gains (Losses)	(362.8)	96.7	201.2
Foreign Currency Translation Adjustments Arising During the Year Before Reclassification Adjustment	0.2	1.6	0.4
Reclassification Adjustment for Amounts Included in Net Income	—	—	—
Foreign Currency Translation Adjustments	0.2	1.6	0.4
Unrecognized Postretirement Benefit Costs Arising During the Year	61.6	(29.4)	(53.9)
Amortization of Unrecognized Postretirement Benefit Costs	25.0	16.2	8.7
Net Unrecognized Postretirement Benefit Costs	86.6	(13.2)	(45.2)
Other Comprehensive Income (Loss) Before Income Taxes	$(276.0)	$85.1	$156.4
The components of Other Comprehensive Income Tax Benefit (Expense) for the years ended December 31, 2013, 2012 and 2011 were:

DOLLARS IN MILLIONS	2013	2012	2011
Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Year Before Reclassification Adjustment	$115.9	$(55.9)	$(82.5)
Reclassification Adjustment for Amounts Included in Net Income	13.2	21.5	10.9
Unrealized Holding Gains and Losses	129.1	(34.4)	(71.6)
Foreign Currency Translation Adjustments Arising During the Year Before Reclassification Adjustment	(0.1)	(0.6)	(0.1)
Reclassification Adjustment for Amounts Included in Net Income	—	—	—
Foreign Currency Translation Adjustment	(0.1)	(0.6)	(0.1)
Unrecognized Postretirement Benefit Costs Arising During the Year	(21.6)	10.3	19.0
Amortization of Unrecognized Postretirement Benefit Costs	(8.8)	(5.7)	(3.1)
Net Unrecognized Postretirement Benefit Costs	(30.4)	4.6	15.9
Other Comprehensive Income Tax Benefit (Expense)	$98.6	$(30.4)	$(55.8)
The components of AOCI at December 31, 2013 and 2012 were:

DOLLARS IN MILLIONS	2013	2012
Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$0.3	$1.4
Other Net Unrealized Gains on Investments	175.5	408.1
Foreign Currency Translation Adjustments, Net of Income Taxes	0.8	0.7
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(41.3)	(97.5)
Accumulated Other Comprehensive Income	$135.3	$312.7

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)
Components of AOCI were reclassified to the following lines of the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011:

DOLLARS IN MILLIONS	2013	2012	2011
Reclassification of AOCI from Unrealized Gains and Losses on Available For Sale Securities to:
Net Realized Gains on Sales of Investments	$51.8	$65.0	$35.0
Net Impairment Losses Recognized in Earnings	(13.9)	(3.8)	(4.1)
Total Before Income Taxes	37.9	61.2	30.9
Income Tax Expense	(13.2)	(21.5)	(10.9)
Reclassification from AOCI, Net of Income Taxes	24.7	39.7	20.0
Reclassification of AOCI from Amortization of Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	(25.0)	(16.2)	(8.7)
Income Tax Benefit	8.8	5.7	3.1
Reclassification from AOCI, Net of Income Taxes	(16.2)	(10.5)	(5.6)
Total Reclassification from AOCI to Net Income	$8.5	$29.2	$14.4
NOTE 13. INCOME FROM INVESTMENTS
Net Investment Income for the years ended December 31, 2013, 2012 and 2011 was:

DOLLARS IN MILLIONS	2013	2012	2011
Investment Income:
Interest and Dividends on Fixed Maturities	$235.5	$246.1	$246.6
Dividends on Equity Securities	38.0	25.7	25.2
Equity Method Limited Liability Investments	26.4	9.3	9.6
Short-term Investments	0.1	0.2	0.1
Real Estate	20.8	27.4	26.0
Loans to Policyholders	19.8	18.9	17.7
Other	—	0.1	0.3
Total Investment Income	340.6	327.7	325.5
Investment Expenses:
Real Estate	18.3	26.1	25.9
Other Investment Expenses	7.6	5.7	1.6
Total Investment Expenses	25.9	31.8	27.5
Net Investment Income	$314.7	$295.9	$298.0
Other Receivables includes accrued investment income of $66.7 million and $72.4 million at December 31, 2013 and 2012, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 13. INCOME FROM INVESTMENTS (Continued)
The components of Net Realized Gains on Sales of Investments for the years ended December 31, 2013, 2012 and 2011 were:

DOLLARS IN MILLIONS	2013	2012	2011
Fixed Maturities:
Gains on Sales	$30.9	$56.9	$14.2
Losses on Sales	(0.4)	(0.1)	(0.1)
Equity Securities:
Gains on Sales	21.8	8.3	34.0
Losses on Sales	(0.5)	(0.2)	(13.5)
Equity Method Limited Liability Investments:
Gains on Sales	2.5	—	—
Real Estate:
Gains on Sales	44.2	0.2	0.1
Other Investments:
Gains on Sales	0.1	—	—
Losses on Sales	(0.1)	—	(0.1)
Net Gains (Losses) on Trading Securities	0.6	0.3	(0.9)
Net Realized Gains on Sales of Investments	$99.1	$65.4	$33.7

Gross Gains on Sales	$99.5	$65.4	$48.3
Gross Losses on Sales	(1.0)	(0.3)	(13.7)
Net Gains (Losses) on Trading Securities	0.6	0.3	(0.9)
Net Realized Gains on Sales of Investments	$99.1	$65.4	$33.7
The components of Net Impairment Losses Recognized in Earnings reported in the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 were:

DOLLARS IN MILLIONS	2013	2012	2011
Fixed Maturities	$(10.3)	$(1.9)	$(2.2)
Equity Securities	(3.6)	(1.9)	(1.9)
Real Estate	—	(3.1)	(7.2)
Net Impairment Losses Recognized in Earnings	$(13.9)	$(6.9)	$(11.3)
NOTE 14. INSURANCE EXPENSES
Insurance Expenses for the years ended December 31, 2013, 2012 and 2011 were:

DOLLARS IN MILLIONS	2013	2012	2011
Commissions	$345.7	$366.1	$363.5
General Expenses	257.1	262.9	270.1
Taxes, Licenses and Fees	42.8	44.7	46.4
Total Costs Incurred	645.6	673.7	680.0
Policy Acquisition Costs:
Deferred	(253.4)	(266.4)	(268.5)
Amortized	253.9	257.0	260.7
Net Policy Acquisition Costs Amortized (Deferred)	0.5	(9.4)	(7.8)
Life VIF and P&C Customer Relationships Amortized	8.3	8.0	11.4
Insurance Expenses	$654.4	$672.3	$683.6
Commissions for servicing policies are expensed as incurred, rather than deferred and amortized.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 15. INCOME TAXES
Current and Deferred Income Tax Assets at December 31, 2013 and 2012 were:

DOLLARS IN MILLIONS	2013	2012
Current Income Tax Assets	$—	$5.4
Deferred Income Tax Assets	31.8	6.6
Valuation Allowance for State Income Taxes	—	(6.6)
Current and Deferred Income Tax Assets	$31.8	$5.4
The components of Liabilities for Income Taxes at December 31, 2013 and 2012 were:

DOLLARS IN MILLIONS	2013	2012
Current Income Tax Liabilities	$1.5	$—
Deferred Income Tax Liabilities	—	15.1
Unrecognized Tax Benefits	6.8	6.4
Liabilities for Income Taxes	$8.3	$21.5
The tax effects of temporary differences that give rise to significant portions of the Company’s Net Deferred Income Tax Assets and Deferred Income Tax Liabilities at December 31, 2013 and 2012 were:

DOLLARS IN MILLIONS	2013	2012
Deferred Income Tax Assets:
Insurance Reserves	$76.4	$79.3
Unearned Premium Reserves	40.2	44.1
Tax Capitalization of Policy Acquisition Costs	73.3	73.6
Payroll and Employee Benefit Accruals	38.8	79.9
Net Operating Loss Carryforwards	53.3	100.7
Other	12.6	10.7
Total Deferred Income Tax Assets	294.6	388.3
Deferred Income Tax Liabilities:
Investments	80.0	208.4
Deferred Policy Acquisition Costs	106.0	104.1
Life VIF and P&C Customer Relationships	20.2	25.2
Goodwill and Licenses	26.8	23.5
Depreciable Assets	26.0	29.3
Other	3.8	6.3
Total Deferred Income Tax Liabilities	262.8	396.8
Valuation Allowance for State Income Taxes	—	6.6
Net Deferred Income Tax Assets (Liabilities)	$31.8	$(15.1)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 15. INCOME TAXES (Continued)
Deferred Income Tax Assets include net operating loss (“NOL”) carryforwards of $53.3 million and $100.7 million at December 31, 2013 and 2012, respectively, which include federal NOL carryforwards of $53.3 million and $94.4 million, respectively, and a state NOL carryforwards of $6.3 million at December 31, 2012. The state NOL carryforwards relate to FAF, the majority of which are scheduled to expire in 2029. Deferred tax asset valuation allowances of $6.6 million were required at December 31, 2012 related to these state NOL carryforwards and other deferred state income tax assets. In 2013, the Company wrote off $6.6 million of deferred state income tax assets that had been previously reserved for in the valuation allowance.
The expiration of the federal net operating loss carryforwards and the related deferred income tax assets is presented below by year of expiration.

DOLLARS IN MILLIONS	NOL Carryforwards	Deferred Tax Asset
Expiring in:
2020	$19.0	$6.7
2021 through 2025	32.9	11.5
2026 through 2030	30.0	10.5
2031 through 2032	70.4	24.6
Total All Years	$152.3	$53.3
Except for the federal NOL carryforwards scheduled to expire in 2031 through 2032, all of the federal NOL carryforwards were acquired in connection with business acquisitions made in prior years and are subject to annual usage limitations under the Internal Revenue Code. The Company expects to fully utilize these federal NOL carryforwards.
The Company has not provided Federal income taxes on $14.7 million of Mutual Savings Life’s income earned prior to 1984 which is not subject to income taxes under certain circumstances. Federal income taxes of $5.1 million would be paid on such income if it is distributed to shareholders in the future or if it does not continue to meet certain limitations.
A reconciliation of the beginning and ending amount of Unrecognized Tax Benefits for the years ended December 31, 2013, 2012 and 2011 is as follows:

DOLLARS IN MILLIONS	2013	2012	2011
Balance at Beginning of Year	$6.4	$6.2	$7.8
Additions (Reductions) for Tax Positions of Current Period	0.1	—	(1.8)
Additions for Tax Positions of Prior Years	0.3	0.2	0.2
Balance at End of Year	$6.8	$6.4	$6.2
The statute of limitations related to Kemper and its eligible subsidiaries’ consolidated Federal income tax returns is closed for all tax years up to and including 2006. The expiration of the statute of limitations related to the various state income tax returns that Kemper and its subsidiaries file varies by state.
During the first quarter of 2012, the Internal Revenue Service (“IRS”) began an audit of the Company’s 2009 and 2010 federal income tax returns. The Company reported a capital loss and a net operating loss in its 2009 federal income tax return and a net operating loss in its 2010 federal income tax return. The Company has carried these losses back to earlier tax years. Even though the Company has already received the refunds from carrying these losses back to such earlier tax years, approval by the Joint Committee on Taxation (“JCT”) is still required by law. The JCT has requested that the IRS perform an audit of these years before approving the refunds. During the second quarter of 2013, the Company extended the federal statute of limitations related to its 2007 through 2010 tax years to December 31, 2014. The extension was requested by the IRS to provide additional time for the IRS to finish processing its audit of the Company’s 2009 and 2010 federal income tax returns and related refund claims and for the IRS to prepare the necessary documentation for the JCT’s review required by statute. The Company does not anticipate a material modification to the filed returns or the related refunds that have been received.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 15. INCOME TAXES (Continued)
During 2012, the Illinois Department of Revenue began an audit of the 2009 and 2010 tax years. The Company does not anticipate a material modification to the filed returns.
Unrecognized Tax Benefits at December 31, 2013, 2012 and 2011 include $3.4 million, $3.5 million and $3.7 million, respectively, for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for Unrecognized Tax Benefits included accrued interest of $3.4 million, $2.9 million and $2.5 million at December 31, 2013, 2012 and 2011, respectively. Tax expense includes interest expense of $0.4 million related to unrecognized tax benefits for each of the years ended December 31, 2013, 2012 and 2011.
The components of Income Tax Expense from Continuing Operations for the years ended December 31, 2013, 2012 and 2011 were:

DOLLARS IN MILLIONS	2013	2012	2011
Current Income Tax Expense	$(49.4)	$(43.3)	$(43.4)
Deferred Income Tax Benefit (Expense)	(50.1)	12.9	35.2
Decrease (Increase) Unrecognized Tax Benefits	(0.4)	(0.2)	1.6
Income Tax Expense	$(99.9)	$(30.6)	$(6.6)
Net income taxes paid were $42.4 million and $52.2 million in 2013 and 2012, respectively. Income taxes refunded, net of income tax paid of $57.1 million, were $4.1 million in 2011.
A reconciliation of the Statutory Federal Income Tax Expense and Rate to the Company’s Effective Income Tax Expense and Rate from Continuing Operations for the years ended December 31, 2013, 2012 and 2011 was:

DOLLARS IN MILLIONS	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
Statutory Federal Income Tax Expense	$(110.0)	35.0%	$(42.8)	35.0%	$(23.9)	35.0%
Tax-exempt Income and Dividends Received Deduction	10.6	(3.4)	13.9	(11.4)	17.7	(26.0)
State Income Taxes	(0.2)	0.1	(0.8)	0.7	(1.0)	1.5
Other, Net	(0.3)	0.1	(0.9)	0.7	0.6	(1.0)
Effective Income Tax Expense from Continuing Operations	$(99.9)	31.8%	$(30.6)	25.0%	$(6.6)	9.5%
Comprehensive Income Tax Expense included in the Consolidated Financial Statements for the years ended December 31, 2013, 2012 and 2011 was:

DOLLARS IN MILLIONS	2013	2012	2011
Income Tax Expense:
Continuing Operations	$(99.9)	$(30.6)	$(6.6)
Discontinued Operations	(1.7)	(7.3)	(6.7)
Unrealized Depreciation (Appreciation) on Securities	129.1	(34.4)	(71.6)
Foreign Currency Translation Adjustments on Investments	(0.1)	(0.6)	(0.1)
Tax Effects from Postretirement Benefit Plans	(30.4)	4.6	15.9
Tax Effects from Long-Term Equity-based Compensation included in Paid-in Capital	0.2	(0.1)	(1.0)
Comprehensive Income Tax Expense	$(2.8)	$(68.4)	$(70.1)

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. PENSION BENEFITS
The Company sponsors a qualified defined benefit pension plan (the “Pension Plan”). The Pension Plan covers approximately 9,000 participants and beneficiaries, of which 2,400 are active employees. The Pension Plan is generally non-contributory, but participation requires or required some employees to contribute 3% of pay, as defined, per year. Benefits for participants who are or were required to contribute to the Pension Plan are based on compensation during plan participation and the number of years of participation. Benefits for the vast majority of participants who are not required to contribute to the Pension Plan are based on years of service and final average pay, as defined. The Company funds the Pension Plan in accordance with the requirements of ERISA.
Changes in Fair Value of Plan Assets and Changes in Projected Benefit Obligation for the years ended December 31, 2013 and 2012 were:

DOLLARS IN MILLIONS
	2013	2012
Fair Value of Plan Assets at Beginning of Year	$457.6	$441.3
Actual Return on Plan Assets	34.5	38.0
Employer Contributions	55.0	—
Benefits Paid	(22.6)	(21.5)
Settlement Benefits	—	(0.2)
Fair Value of Plan Assets at End of Year	524.5	457.6
Projected Benefit Obligation at Beginning of Year	553.9	499.2
Service Cost	10.8	10.8
Interest Cost	22.4	22.4
Benefits Paid	(22.6)	(21.5)
Settlement Benefits	—	(0.2)
Actuarial Losses (Gains)	(49.0)	43.2
Projected Benefit Obligation at End of Year	515.5	553.9
Funded Status—Plan Assets in Excess (Deficit) of Projected Benefit Obligation	$9.0	$(96.3)
Amount Recognized in Accumulated Other Comprehensive Income:
Accumulated Actuarial Loss	$(86.3)	$(166.4)
Prior Service Cost	—	0.1
Amount Recognized in Accumulated Other Comprehensive Income	$(86.3)	$(166.3)

Accumulated Benefit Obligation	$496.2	$531.3
The measurement dates of the assets and liabilities at end of year presented in the preceding table under the headings, “2013” and “2012” were December 31, 2013 and December 31, 2012, respectively.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. PENSION BENEFITS (Continued)
The weighted-average discount rate and rate of increase in future compensation levels used to estimate the components of the Projected Benefit Obligation at December 31, 2013 and 2012 were:

	2013	2012
Discount Rate	4.90%	4.05%
Rate of Increase in Future Compensation Levels	3.05	3.08
Weighted-average asset allocations at December 31, 2013 and 2012 by asset category were:

ASSET CATEGORY	2013	2012
Cash and Short-term Investments	8%	12%
Corporate Bonds and Notes	27	33
Common and Preferred Stocks	34	31
Exchange Traded Funds	22	17
Other Assets	9	7
Total	100%	100%
The investment objective of the Pension Plan is to produce current income and long-term capital growth through a combination of equity and fixed income investments which, together with appropriate employer contributions and any required employee contributions, is adequate to provide for the payment of the benefit obligations of the Pension Plan. The assets of the Pension Plan may be invested in fixed income and equity investments or any other investment vehicle or financial instrument deemed appropriate. Fixed income investments may include cash and short-term instruments, U.S. Government securities, corporate bonds, mortgages and other fixed income investments. Equity investments may include various types of stock, such as large-cap, mid-cap and small-cap stocks, and may also include investments in investment companies and Kemper common stock (subject to Section 407 and other requirements of ERISA). The Pension Plan has not invested in Kemper common stock.
The trust investment committee for the Pension Plan, along with its third party fiduciary advisor, periodically reviews the performance of the Pension Plan’s investments and asset allocation. Several external investment managers, one of which is Fayez Sarofim & Co. (“FS&C”) (see Note 24, “Related Parties,” to the Consolidated Financial Statements), manage the equity investments of the trust for the Pension Plan. Each manager is allowed to exercise investment discretion, subject to limitations, if any, established by the trust investment committee for the Pension Plan. An independent fiduciary had sole investment discretion with respect to shares of Intermec common stock contributed by the Company to the Pension Plan in 2011 until such shares were fully disposed of in 2012. All other investment decisions are made by the Company, subject to general guidelines as set by the trust investment committee for the Pension Plan.
The Company determines its Expected Long Term Rate of Return on Plan Assets based primarily on the Company’s expectations of future returns, with consideration to historical returns, for the Pension Plan’s investments, based on target allocations of the Pension Plan’s investments.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. PENSION BENEFITS (Continued)
Fair value measurements for the Pension Plan’s assets at December 31, 2013 are summarized below:

DOLLARS IN MILLIONS	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$12.1	$—	$—	$12.1
States and Political Subdivisions	—	3.1	—	3.1
Corporate Bonds and Notes	—	127.0	—	127.0
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	4.0	—	4.0
Common Stocks:
Manufacturing	97.5	7.8	—	105.3
Other Industries	67.2	1.8	—	69.0
Other Equity Interests:
Exchange Traded Funds	111.7	—	—	111.7
Limited Liability Companies and Limited Partnerships	—	—	46.9	46.9
Short-term Investments	42.6	—	—	42.6
Receivables and Other	2.3	—	0.5	2.8
Total	$333.4	$143.7	$47.4	$524.5
Additional information pertaining to the changes in the fair value of the Pension Plan’s assets classified as Level 3 for the year ended December 31, 2013 is presented below:

DOLLARS IN MILLIONS	Other Equity Interests	Receivables and Other	Total
Balance at Beginning of Year	$26.9	$0.6	$27.5
Return on Plan Assets Held	3.5	—	3.5
Purchases, Sales and Settlements, Net	16.5	(0.1)	16.4
Balance at December 31, 2013	$46.9	$0.5	$47.4

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. PENSION BENEFITS (Continued)
Fair value measurements for the Pension Plan’s assets at December 31, 2012 are summarized below:

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
Additional information pertaining to the changes in the fair value of the Pension Plan’s assets classified as Level 3 for the year ended December 31, 2012 is presented below:

DOLLARS IN MILLIONS	Corporate Bonds	Other Equity Interests	Receivables and Other	Total
Balance at Beginning of Year	$1.0	$37.2	$3.2	$41.4
Return on Plan Assets Held	—	1.7	0.1	1.8
Purchases, Sales and Settlements, Net	—	(12.0)	(2.7)	(14.7)
Transfers out of Level 3	(1.0)	—	—	(1.0)
Balance at December 31, 2012	$—	$26.9	$0.6	$27.5
The components of Comprehensive Pension (Income) Expense for the years ended December 31, 2013, 2012 and 2011 were:

DOLLARS IN MILLIONS	2013	2012	2011
Service Cost Earned During the Year	$10.8	$10.8	$10.2
Interest Cost on Projected Benefit Obligation	22.4	22.4	22.9
Expected Return on Plan Assets	(29.7)	(29.8)	(24.4)
Amortization of Actuarial Loss	26.2	18.8	9.4
Settlements	—	0.3	—
Pension Expense Recognized in Consolidated Statements of Income	29.7	22.5	18.1
Unrecognized Pension (Gain) Loss Arising During the Year	(53.8)	34.8	52.4
Amortization of Accumulated Unrecognized Pension Loss	(26.2)	(18.8)	(9.4)
Comprehensive Pension (Income) Expense	$(50.3)	$38.5	$61.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 16. PENSION BENEFITS (Continued)
The Company estimates that Pension Expense for the year ended December 31, 2014 will include expense of $9.2 million resulting from the amortization of the related accumulated actuarial loss included in Accumulated Other Comprehensive Income at December 31, 2013.
Total Pension Expense Recognized in the Consolidated Statements of Income as presented in the preceding table includes service cost benefits earned and reported in discontinued operations of $0.5 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively.
The weighted-average discount rate, rate of increase in future compensation levels and expected long-term rate of return on plan assets used to develop the components of the Pension Expense for the years ended December 31, 2013, 2012 and 2011 were:

	2013	2012	2011
Discount Rate	4.05%	4.60%	5.35%
Rate of Increase in Future Compensation Levels	3.08	3.27	2.47
Expected Long Term Rate of Return on Plan Assets	7.00	7.00	7.00
On September 3, 2013, the Company made a voluntary cash contribution of $55.0 million to its defined benefit pension plan.
The Company does not expect that it will be required to contribute to its Pension Plan in 2014, but could make a voluntary contribution pursuant to the maximum funding limits under ERISA.
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
The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

DOLLARS IN MILLIONS	Years Ending December 31,
	2014	2015	2016	2017	2018	2019-2023
Pension Benefits	$24.4	$25.4	$26.7	$27.9	$29.1	$163.4
The Company also sponsors a non-qualified supplemental defined benefit pension plan (the “Supplemental Plan”). The unfunded liability related to the Supplemental Plan was $23.3 million and $24.0 million at December 31, 2013 and 2012, respectively. Pension expense for the Supplemental Plan was $1.8 million, $1.8 million and $3.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. An actuarial gain of $1.5 million before tax, an actuarial loss of $1.3 million before tax and an actuarial gain of $2.9 million before tax is included Other Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company also sponsors several defined contribution benefit plans covering most of its employees. The Company made contributions to those plans of $7.3 million, $7.8 million and $7.3 million in 2013, 2012 and 2011, respectively. Under these plans, the participants have several investment alternatives, including Kemper’s common stock held through the Kemper Employee Stock Ownership Plan (“ESOP”) Fund and the Dreyfus Appreciation Fund. FS&C (see Note 24, “Related Parties,” to the Consolidated Financial Statements) is a sub-investment advisor of the Dreyfus Appreciation Fund. The fair value of participants’ investments in Kemper’s ESOP Fund was $19.3 million, or 5.6% of the total investments in the defined contribution benefit plans at December 31, 2013. The fair value of participants’ investments in the Dreyfus Appreciation Fund was $22.5 million, or 6.5% of the total investments in the defined contribution benefit plans at December 31, 2013.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company sponsors an other than pension postretirement employee benefit plan (“OPEB”) that provides medical, dental and/or life insurance benefits to approximately 600 retired and 300 active employees (the “OPEB Plan”). The Company generally is self-insured for the benefits under the OPEB Plan. The medical plan generally provides for a limited number of years of medical insurance benefits at retirement based on the participant’s attained age at retirement and number of years of service until specified dates and generally requires participant contributions, with most contributions adjusted annually.
Changes in Fair Value of Plan Assets and Changes in Accumulated Postretirement Benefit Obligation for the years ended December 31, 2013 and 2012 were:

DOLLARS IN MILLIONS
	2013	2012
Fair Value of Plan Assets at Beginning of Year	$—	$—
Employer Contributions	2.9	3.0
Plan Participants’ Contributions	1.2	1.0
Benefits Paid	(4.1)	(4.0)
Fair Value of Plan Assets at End of Year	—	—
Accumulated Postretirement Benefit Obligation at Beginning of Year	42.8	44.7
Service Cost	0.2	0.2
Interest Cost	1.2	1.6
Plan Participants’ Contributions	1.2	1.0
Benefits Paid	(4.1)	(4.0)
Medicare Part D Subsidy Received	—	1.0
Actuarial Gains	(6.2)	(5.5)
Obligations Transferred Into Plan	—	3.8
Accumulated Postretirement Benefit Obligation at End of Year	35.1	42.8
Funded Status—Accumulated Postretirement Benefit Obligation in Excess of Plan Assets	$(35.1)	$(42.8)

Actuarial Gain Recognized in Accumulated Other Comprehensive Income	$18.4	$13.4
The measurement dates of the assets and liabilities at end of year in the preceding table under the headings “2013” and “2012” were December 31, 2013 and December 31, 2012, respectively.
The weighted-average discount rate and rate of increase in future compensation levels used to develop the components of the Accumulated Postretirement Benefit Obligation at December 31, 2013 and 2012 were:

	2013	2012
Discount Rate	4.00%	3.15%
Rate of Increase in Future Compensation Levels	2.10	2.10
The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2013 was 8.5% for 2014, gradually declining to 5.0% in the year 2021 and remaining at that level thereafter for medical benefits and 8.0% for 2014, gradually declining to 5.0% in the year 2022 and remaining at that level thereafter for prescription drug benefits. The assumed health care cost trend rate used in measuring the Accumulated Postretirement Benefit Obligation at December 31, 2012 was 7.0% for 2013, gradually declining to 5.0% in the year 2017 and remaining at that level thereafter for medical benefits and 8.5% for 2013, gradually declining to 5.0% in the year 2020 and remaining at that level thereafter for prescription drug benefits.
A one-percentage point increase in the assumed health care cost trend rate for each year would increase the Accumulated Postretirement Benefit Obligation at December 31, 2013 by $2.1 million and 2013 OPEB expense by $0.1 million. A one-percentage point increase in the assumed health care cost trend rate for each year would increase the Accumulated Postretirement Benefit Obligation at December 31, 2012 by $2.8 million and 2012 OPEB expense by $0.1 million.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 17. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (Continued)
The components of Comprehensive OPEB (Income) Expense for the years ended December 31, 2013, 2012 and 2011 were:

DOLLARS IN MILLIONS	2013	2012	2011
Service Cost Earned During the Year	$0.2	$0.2	$0.1
Interest Cost on Accumulated Postretirement Benefit Obligation	1.2	1.6	1.9
Amortization of Actuarial Gain	(1.2)	(1.2)	(0.6)
OPEB Expense Recognized in Consolidated Statements of Income	0.2	0.6	1.4
Unrecognized OPEB (Gain) Loss Arising During the Year	(6.2)	(5.5)	4.4
Amortization of Accumulated Unrecognized OPEB Gain	1.2	1.2	0.6
Comprehensive OPEB (Income) Expense	$(4.8)	$(3.7)	$6.4
The Company estimates that OPEB Expense for the year ended December 31, 2014 will include income of $1.5 million resulting from the amortization of the related accumulated actuarial gain included in Accumulated Other Comprehensive Income at December 31, 2013.
The weighted-average discount rate and rate of increase in future compensation levels used to develop OPEB Expense for the years ended December 31, 2013, 2012 and 2011 were:

	2013	2012	2011
Discount Rate	3.15%	4.25%	4.40%
Rate of Increase in Future Compensation Levels	2.10	2.10	1.50
The Company expects to contribute $3.7 million, net of the expected Medicare Part D subsidy, to its OPEB Plan to fund benefit payments in 2014.
The following benefit payments (net of participant contributions), which consider expected future service, as appropriate, are expected to be paid:

DOLLARS IN MILLIONS	Years Ending December 31,
	2014	2015	2016	2017	2018	2019-2023
Benefit Payments:
Excluding Medicare Part D Subsidy	$4.1	$4.2	$4.2	$4.1	$3.9	$16.4
Expected Medicare Part D Subsidy	(0.4)	(0.4)	(0.4)	(0.4)	(0.4)	(2.0)
Net Benefit Payments	$3.7	$3.8	$3.8	$3.7	$3.5	$14.4

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
The Kemper Preferred segment provides preferred and standard risk personal automobile insurance, homeowners insurance and other personal insurance through independent agents. The Kemper Specialty segment provides automobile insurance to individuals and businesses in the non-standard market through independent agents. The non-standard automobile insurance market consists of individuals and companies that have difficulty obtaining standard or preferred risk insurance, usually because of their adverse driving records or claim or credit histories. The Kemper Direct segment currently distributes personal automobile, homeowners and renters insurance products through employer-sponsored voluntary benefit programs and other affinity relationships. Prior to ceasing direct-to-consumer marketing activities in the third quarter of 2012, Kemper Direct also distributed its products directly to consumers through a variety of direct-to-consumer websites, including its own websites. The Life and Health Insurance segment provides individual life, accident, health and property insurance.
The Company’s earned premiums are derived in the United States. The accounting policies of the segments are the same as those described in Note 2, “Summary of Accounting Policies and Accounting Changes,” to the Consolidated Financial Statements. Capital expenditures for long-lived assets by operating segment are immaterial.
It is the Company’s management practice to allocate certain corporate expenses, primarily compensation costs for corporate employees and related facility costs, included in Interest and Other Expenses in the Consolidated Statements of Income to its insurance operations. The amount of such allocated corporate expenses was $39.7 million, $31.7 million and $33.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company does not allocate Net Realized Gains on Sales of Investments, Net Impairment Losses Recognized in Earnings, interest expense on debt or postretirement benefit plans, and actuarial gains and losses on its postretirement benefit plans to its operating segments.
Segment Assets at December 31, 2013 and 2012 were:

DOLLARS IN MILLIONS	2013	2012
SEGMENT ASSETS
Kemper Preferred	$1,600.9	$1,562.0
Kemper Specialty	655.4	684.6
Kemper Direct	392.3	453.3
Life and Health Insurance	4,545.6	4,781.8
Corporate and Other, Net	462.2	527.4
Total Assets	$7,656.4	$8,009.1

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 18. BUSINESS SEGMENTS (Continued)
Segment Revenues for the years ended December 31, 2013, 2012 and 2011 were:

DOLLARS IN MILLIONS	2013	2012	2011
REVENUES
Kemper Preferred:
Earned Premiums	$876.7	$879.4	$859.8
Net Investment Income	55.7	45.0	48.8
Other Income	0.2	0.4	0.3
Total Kemper Preferred	932.6	924.8	908.9
Kemper Specialty:
Earned Premiums	392.8	419.8	445.2
Net Investment Income	21.8	19.0	22.8
Other Income	0.3	0.3	0.5
Total Kemper Specialty	414.9	439.1	468.5
Kemper Direct:
Earned Premiums	123.4	168.0	222.7
Net Investment Income	13.4	13.9	17.4
Other Income	—	—	0.1
Total Kemper Direct	136.8	181.9	240.2
Life and Health Insurance:
Earned Premiums	632.9	639.9	645.9
Net Investment Income	209.9	204.3	200.5
Other Income	0.2	0.1	0.1
Total Life and Health Insurance	843.0	844.3	846.5
Total Segment Revenues	2,327.3	2,390.1	2,464.1
Net Realized Gains on the Sales of Investments	99.1	65.4	33.7
Net Impairment Losses Recognized in Earnings	(13.9)	(6.9)	(11.3)
Other	14.0	13.7	8.5
Total Revenues	$2,426.5	$2,462.3	$2,495.0

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 18. BUSINESS SEGMENTS (Continued)
Segment Operating Profit for the years ended December 31, 2013, 2012 and 2011 was:

DOLLARS IN MILLIONS	2013	2012	2011
SEGMENT OPERATING PROFIT (LOSS)
Kemper Preferred	$87.7	$(28.0)	$(40.6)
Kemper Specialty	12.3	(2.8)	24.2
Kemper Direct	39.6	(4.8)	(47.2)
Life and Health Insurance	136.9	140.4	152.3
Total Segment Operating Profit	276.5	104.8	88.7
Corporate and Other Operating Loss	(47.3)	(40.9)	(42.8)
Total Operating Profit	229.2	63.9	45.9
Net Realized Gains on Sales of Investments	99.1	65.4	33.7
Net Impairment Losses Recognized in Earnings	(13.9)	(6.9)	(11.3)
Income from Continuing Operations before Income Taxes	$314.4	$122.4	$68.3
Segment Net Operating Income for the years ended December 31, 2013, 2012 and 2011 was:

DOLLARS IN MILLIONS	2013	2012	2011
SEGMENT NET OPERATING INCOME (LOSS)
Kemper Preferred	$63.1	$(11.2)	$(17.6)
Kemper Specialty	10.4	1.2	19.8
Kemper Direct	27.1	(0.9)	(27.5)
Life and Health Insurance	89.3	90.8	98.9
Total Segment Net Operating Income	189.9	79.9	73.6
Unallocated Net Operating Loss	(30.7)	(26.1)	(26.5)
Consolidated Net Operating Income	159.2	53.8	47.1
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	64.4	42.5	21.9
Net Impairment Losses Recognized in Earnings	(9.1)	(4.5)	(7.3)
Income from Continuing Operations	$214.5	$91.8	$61.7
Amortization of Deferred Policy Acquisition Costs by Operating Segment for the years ended December 31, 2013, 2012 and 2011 was:

DOLLARS IN MILLIONS	2013	2012	2011
Kemper Preferred	$148.3	$147.8	$144.4
Kemper Specialty	54.3	58.7	62.6
Kemper Direct	4.6	6.1	8.8
Life and Health Insurance	46.7	44.4	44.9
Total Amortization	$253.9	$257.0	$260.7

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 18. BUSINESS SEGMENTS (Continued)
Earned Premiums by product line for the years ended December 31, 2013, 2012 and 2011 were:

DOLLARS IN MILLIONS	2013	2012	2011
EARNED PREMIUMS
Life	$392.7	$393.4	$395.1
Accident and Health	161.4	165.2	166.3
Property and Casualty:
Personal Lines:
Automobile	959.1	1,050.1	1,129.4
Homeowners	326.2	318.0	304.1
Other Personal	134.1	136.9	138.7
Total Personal Lines	1,419.4	1,505.0	1,572.2
Commercial Automobile	52.3	43.5	40.0
Total Earned Premiums	$2,025.8	$2,107.1	$2,173.6
NOTE 19. DISCONTINUED OPERATIONS
The Company accounts for Kemper’s subsidiary, FAF, and the Company’s former Unitrin Business Insurance operations as discontinued operations.
Summary financial information included in Income from Discontinued Operations for the years ended December 31, 2013, 2012 and 2011 is presented below:

DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	2013	2012	2011
Interest, Loan Fees and Earned Discounts	$—	$—	$31.8
Other Automobile Finance Revenues	—	—	1.4
Gain on Sale of Loan Portfolios	—	12.9	4.5
Total Automobile Finance Revenues	—	12.9	37.7
Net Investment Income	—	—	0.5
Net Realized Gains on Sales of Investments	—	—	0.4
Total Revenues Included in Discontinued Operations	$—	$12.9	$38.6

Income (Loss) from Discontinued Operations before Income Taxes:
Results of Operations	$—	$(0.2)	$18.7
Gain on Sale of Loan Portfolios	—	12.9	4.5
Change in Estimate of Retained Liabilities Arising from Discontinued Operations	4.9	6.2	(3.7)
Income from Discontinued Operations before Income Taxes	4.9	18.9	19.5
Income Tax Expense	(1.7)	(7.3)	(6.7)
Income from Discontinued Operations	$3.2	$11.6	$12.8

Income from Discontinued Operations Per Unrestricted Share:
Basic	$0.06	$0.20	$0.21
Diluted	$0.06	$0.20	$0.21

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 19. DISCONTINUED OPERATIONS (Continued)
During 2011, FAF sold its active portfolio of automobile loan receivables at a gain of $4.5 million, net of transaction and other costs, while retaining its inactive portfolio of loans that had been previously charged-off (the “Inactive Portfolio”). The Inactive Portfolio was not carried on the Company’s Consolidated Balance Sheet. During 2012, FAF sold $283 million of loans in the Inactive Portfolio at a gain of $12.9 million, net of transaction, shutdown and other costs of $13.3 million, of which $1.0 million was unpaid at December 31, 2013.
In 2008, the Company sold its Unitrin Business Insurance operations. The Company retained Property and Casualty Insurance Reserves for unpaid insured losses that occurred prior to the date of the sale. Property and Casualty Insurance Reserves reported in the Company’s Consolidated Balance Sheets include $82.0 million and $99.2 million at December 31, 2013 and 2012, respectively, for the retained liabilities. In accordance with GAAP, changes in the Company’s estimate of such retained liabilities after the sale are reported as a separate component of the results of discontinued operations. See Note 5, “Property and Casualty Insurance Reserves,” to the Consolidated Financial Statements.
NOTE 20. CATASTROPHE REINSURANCE
Catastrophes and natural disasters are inherent risks of the property and casualty insurance business. These catastrophic events and natural disasters include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds and winter storms. Such events result in insured losses that are, and will continue to be, a material factor in the results of operations and financial position of the Company’s property and casualty insurance companies. Further, because the level of these insured losses occurring in any one year cannot be accurately predicted, these losses may contribute to material year-to-year fluctuations in the results of operations and financial position of these companies. Specific types of catastrophic events are more likely to occur at certain times within the year than others. This factor adds an element of seasonality to property and casualty insurance claims. The Company has adopted the industry-wide catastrophe classifications of storms and other events promulgated by ISO to track and report losses related to catastrophes. ISO classifies a disaster as a catastrophe when the event causes $25.0 million or more in direct insured losses to property and affects a significant number of policyholders and insurers. ISO-classified catastrophes are assigned a unique serial number recognized throughout the insurance industry. The discussions that follow utilize ISO’s definition of catastrophes.
The Company manages its exposure to catastrophes and other natural disasters through a combination of geographical diversification, restrictions on the amount and location of new business production in certain regions, and reinsurance. To limit its exposures to catastrophic events, the Company maintains various catastrophe reinsurance programs for its property and casualty insurance businesses.
Coverage for each catastrophe reinsurance program effective January 1, 2013 to December 31, 2013 is provided in various layers as presented below:

DOLLARS IN MILLIONS	Catastrophe Losses and LAE		Percentage of Coverage
	In Excess of	Up to
Kemper Preferred, Kemper Direct and Kemper Specialty Segments:
Retained	$—	$50.0	—%
1st Layer of Coverage	50.0	100.0	65.0
2nd Layer of Coverage	100.0	200.0	95.0
3rd Layer of Coverage	200.0	350.0	90.0
4th Layer of Coverage	350.0	450.0	50.0
The catastrophe reinsurance program for the Kemper Preferred segment in 2013 also included reinsurance coverage, under a policy that expired on June 1, 2013, for catastrophe losses in North Carolina at retentions lower than those presented in the preceding table. The catastrophe reinsurance program for the Life and Health Insurance and Kemper Direct segments in 2013 also included reinsurance coverage from the FHCF for hurricane losses in Florida at retentions lower than those described above.

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
The catastrophe reinsurance program for the Kemper Preferred segment in 2012 also included reinsurance coverage for catastrophe losses in North Carolina at retentions lower than those presented in the preceding table. The catastrophe reinsurance program for the Life and Health Insurance and Kemper Direct segments in 2012 also included reinsurance coverage from the FHCF for hurricane losses in Florida at retentions lower than those described above.
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
The catastrophe reinsurance program for the Kemper Preferred segment in 2011 also included reinsurance coverage for catastrophe losses in North Carolina at retentions lower than those presented in the preceding table. The catastrophe reinsurance program for the Life and Health Insurance and Kemper Direct segments in 2011 also included reinsurance coverage from the FHCF for hurricane losses in Florida at retentions lower than those described above.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 20. CATASTROPHE REINSURANCE (Continued)
Reinsurance premiums for the Company’s primary catastrophe reinsurance programs, the Kemper Preferred NC Program and the FHCF Program reduced earned premiums for the years ended December 31, 2013, 2012 and 2011 by the following:

DOLLARS IN MILLIONS	2013	2012	2011
Kemper Preferred	$23.2	$24.6	$20.0
Kemper Specialty	0.1	0.1	0.1
Kemper Direct	0.3	0.4	0.8
Life and Health Insurance	—	2.0	2.3
Total Ceded Catastrophe Reinsurance Premiums	$23.6	$27.1	$23.2
Catastrophe losses and LAE (including reserve development), net of reinsurance recoveries, for the years ended December 31, 2013, 2012 and 2011 by business segment are presented below.

DOLLARS IN MILLIONS	2013	2012	2011
Kemper Preferred	$29.2	$99.2	$138.7
Kemper Specialty	3.7	4.9	3.9
Kemper Direct	1.7	8.0	7.2
Life and Health Insurance	1.6	6.1	7.6
Total Catastrophe Losses and LAE	$36.2	$118.2	$157.4
Total Catastrophe loss and LAE reserves, net of reinsurance recoverables, developed favorably by $14.5 million, $6.3 million and $6.4 million in 2013, 2012 and 2011, respectively. The Kemper Preferred segment reported favorable catastrophe reserve development of $11.9 million, $6.2 million and $5.5 million in 2013, 2012 and 2011, respectively. The Life and Health Insurance segment reported favorable catastrophe reserve development of $2.0 million and $1.5 million in 2013 and 2011, respectively, and adverse catastrophe reserve development of $0.1 million in 2012.
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
The process of estimating and establishing reserves for catastrophe losses is inherently uncertain and the actual ultimate cost of a claim, net of actual reinsurance recoveries, may vary materially from the estimated amount reserved. The Company’s estimates of direct catastrophe losses are generally based on inspections by claims adjusters and historical loss development experience for areas that have not been inspected or for claims that have not yet been reported. The Company’s estimates of direct catastrophe losses are based on the coverages provided by its insurance policies. The Company’s homeowners and dwelling insurance policies do not provide coverage for losses caused by floods, but generally provide coverage for physical damage caused by wind or wind driven rain. Accordingly, the Company’s estimates of direct losses for homeowners and dwelling insurance do not include losses caused by flood. Depending on the policy, automobile insurance may provide coverage for losses caused by flood. Estimates of the number and severity of claims ultimately reported are influenced by many variables, including, but not limited to, repair or reconstruction costs and determination of cause of loss that are difficult to quantify and will influence the final amount of claim settlements. All these factors, coupled with the impact of the availability of labor and material on costs, require significant judgment in the reserve setting process. A change in any one or more of these factors is likely to result in an ultimate net claim cost different from the estimated reserve. The Company’s estimates of indirect losses from wind pools and joint underwriting associations are based on a variety of factors, including, but not limited to, actual or estimated assessments provided by or received from such entities, insurance industry estimates of losses, and estimates of the Company’s market share in the assessable states. Actual assessments may differ materially from these estimated amounts.

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
Earned Premiums ceded on long-duration and short-duration policies were $33.9 million, $42.5 million and $40.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Certain insurance subsidiaries assume business from other insurance companies and involuntary pools. Earned Premiums assumed on long-duration and short-duration policies were $52.7 million, $44.0 million and $43.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Trinity and Capitol are parties to a quota share reinsurance agreement whereby Trinity assumes 100% of the business written by Capitol. Earned Premiums assumed by Trinity from Capitol were $22.4 million, $25.0 million and $27.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Capitol is a mutual insurance company and, accordingly, is owned by its policyholders. In the second quarter of 2012, Capitol requested regulatory approval to amend such agreement with Trinity, effective April 1, 2012, whereby ceded losses for dwelling coverage were capped. In the third quarter of 2012, Capitol received such regulatory approval. Incurred losses and LAE assumed by Trinity were reduced by $2.6 million in the third quarter of 2012 in conjunction with such amendment. Trinity and ORCC, a subsidiary of Capitol, are also parties to a quota share reinsurance agreement whereby prior to 2013, Trinity assumed 100% of the business written by ORCC. Earned Premiums assumed by Trinity from ORCC were $7.2 million, $8.2 million and $9.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. In the second quarter of 2013, ORCC received regulatory approval to amend its agreement with Trinity, effective January 1, 2013, whereby Trinity continues to assume 100% of the business written by ORCC, subject to a cap for ceded losses for dwelling coverage.
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
The valuation of assets measured at fair value in the Company’s Consolidated Balance Sheet at December 31, 2013 is summarized below:

DOLLARS IN MILLIONS	Fair Value Measurements			Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$121.2	$241.0	$—	$362.2
States and Political Subdivisions	—	1,361.0	—	1,361.0
Corporate Securities:
Bonds and Notes	—	2,429.6	364.1	2,793.7
Redeemable Preferred Stocks	—	—	7.4	7.4
Mortgage and Asset-backed	—	1.5	49.2	50.7
Total Investments in Fixed Maturities	121.2	4,033.1	420.7	4,575.0
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	80.8	5.0	85.8
Other Industries	—	10.5	13.9	24.4
Common Stocks:
Manufacturing	95.1	7.3	2.2	104.6
Other Industries	71.7	2.2	11.0	84.9
Other Equity Interests:
Exchange Traded Funds	124.9	—	—	124.9
Limited Liability Companies and Limited Partnerships	—	—	173.9	173.9
Total Investments in Equity Securities	291.7	100.8	206.0	598.5
Other Investments:
Trading Securities	5.0	—	—	5.0
Total	$417.9	$4,133.9	$626.7	$5,178.5
At December 31, 2013, the Company had unfunded commitments to invest an additional $121.1 million in certain limited liability companies and limited partnerships that are reportable as Other Equity Interests.

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
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for investments in corporate bonds and notes classified as Level 3 at December 31, 2013.

DOLLARS IN MILLIONS	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted Average Yield
Investment Grade	Market Yield	$108.5	1.0%	-	6.0%	4.3%
Non-investment Grade:
Senior Debt	Market Yield	93.9	4.2	-	15.6	8.6
Junior Debt	Market Yield	153.5	8.8	-	26.6	14.2
Other Debt	Various	8.2
Bonds and Notes Classified as Level 3		$364.1
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for investments in corporate bonds and notes classified as Level 3 at December 31, 2012.

DOLLARS IN MILLIONS	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted Average Yield
Investment Grade	Market Yield	$94.6	1.3%	-	6.3%	4.0%
Non-investment Grade:
Senior Debt	Market Yield	77.7	5.7	-	18.0	9.1
Junior Debt	Market Yield	173.2	8.8	-	21.4	14.8
Other Debt	Various	15.5
Bonds and Notes Classified as Level 3		$361.0

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
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the year ended December 31, 2013 is presented below:

DOLLARS IN MILLIONS	Fixed Maturities			Equity Securities
	Corporate Bonds and Notes	Redeemable Preferred Stocks	Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Year	$361.0	$4.7	$0.1	$13.3	$141.3	$520.4
Total Gains (Losses):
Included in Consolidated Statement of Income	(7.9)	0.2	0.3	(1.0)	(1.6)	(10.0)
Included in Other Comprehensive Income	(7.8)	(1.3)	(0.1)	4.6	5.6	1.0
Purchases	145.1	5.1	48.6	15.9	55.4	270.1
Settlements	(123.2)	(1.3)	(0.1)	—	(26.8)	(151.4)
Sales	(0.1)	—	(2.0)	(0.7)	—	(2.8)
Transfers into Level 3	5.8	—	2.4	—	—	8.2
Transfers out of Level 3	(8.8)	—	—	—	—	(8.8)
Balance at End of Year	$364.1	$7.4	$49.2	$32.1	$173.9	$626.7
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 or Levels 1 and 3 for the year ended December 31, 2013. The transfers into Level 3 and out of Level 3 for the year ended December 31, 2013 were due to changes in the availability of market observable inputs.
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
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 or Levels 1 and 3 for the year ended December 31, 2012. The transfers into Level 3 and out of Level 3 for the year ended December 31, 2012 were due to changes in the availability of market observable inputs.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 22. FAIR VALUE MEASUREMENTS (Continued)
The fair value of Notes Payable is estimated using quoted prices in markets that are not active. The inputs used in the valuation are considered Level 2 measurements. The fair value of Short-term Investments is estimated using inputs that are considered Level 1 or Level 2 measurements.

NOTE 23. CONTINGENCIES
In the ordinary course of its businesses, the Company is involved in legal proceedings, including lawsuits, regulatory examinations and inquiries. Except with regard to the matters discussed below, based on currently available information, the Company does not believe that it is reasonably possible that any of its pending legal proceedings will have a material effect on the Company’s consolidated financial statements.
Over the last several years, certain state insurance regulators, legislators, treasurers/controllers, and their respective agents have been involved in an array of initiatives that seek, in various ways, to impose new duties on life insurance companies to proactively search for deaths of their insureds and contact the insureds’ beneficiaries even though such beneficiaries may not have submitted claims, including due proof of death, as required under the terms of state-approved life insurance policy forms.
Legislation has been enacted in Kentucky, Maryland, Montana, Nevada, New York, North Dakota and Vermont, with varying effective dates (the “DMF Statutes”), that requires life insurance companies to compare on a regular basis their records for all in-force policies (including those policies issued prior to the effective dates of the legislation) against the database of reported deaths maintained by the Social Security Administration or a comparable database (a “Death Master File”). In contrast, New Mexico has enacted legislation that also requires such comparisons, but exempts life insurance companies, like Kemper’s life insurance subsidiaries (the “Life Companies”), that have not previously utilized a Death Master File, and instead only requires that such companies conduct Death Master File comparisons for life insurance policies issued and delivered in New Mexico after the legislation’s effective date. Likewise, Alabama has enacted a statute that requires such comparisons, but only with respect to policies issued on or after January 1, 2016.
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
In July 2013, certain of the Life Companies filed a declaratory judgment action in state court in Maryland, asking the court to construe the Maryland DMF Statute to apply only to policies issued in Maryland after the effective date of the statute for essentially the same reasons asserted in the Kentucky proceeding. The State of Maryland defendants filed a motion to dismiss the action, contending that the subject Life Companies did not exhaust their administrative remedies before filing their action in the trial court. A hearing on the state’s motion to dismiss is scheduled in March 2014.
The Life Companies are the subject of an unclaimed property compliance audit (the “Treasurers’ Audit”) being conducted by a private audit firm retained by the treasurers/controllers of thirty-eight states (the “Audit Firm”). In July 2013, the California State Controller (the “CA Controller”) filed a complaint for injunctive relief against the Life Companies in state court in California, seeking an order requiring the Life Companies to produce all of their in-force policy records to the Audit Firm to enable the firm to perform a comparison of such records against a Death Master File and to ascertain whether any of the insureds under such policies may be deceased. As described below, the Life Companies have filed a counterclaim in this case against the CA Controller.
The Life Companies are the subject of a multi-state market conduct examination by six state insurance regulators that is focused on the Life Companies’ claim settlement and policy administration practices, and specifically their compliance with state unclaimed property statutes (the “Multi-State Exam”). The Multi-State Exam was originated in June 2012 as a single-state examination by the Illinois Insurance Director. Insurance regulators from five additional states - California, Florida, Pennsylvania, New Hampshire and

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 23. CONTINGENCIES (Continued)
North Dakota - joined the examination in May 2013. In July 2013, the Life Companies received requests from the Illinois Department of Insurance, as the managing lead state for the Multi-State Exam, for a significant volume of additional information, including their records of in-force policies and other information of the type previously requested by the Audit Firm as part of the Treasurers’ Audit and which is the subject of the CA Controller’s complaint.
In September 2013, certain of the Life Companies filed declaratory judgment actions against the insurance regulators in the states of California, Florida, Illinois and Pennsylvania, asking the courts in those states to declare that applicable law does not require life insurers to search a Death Master File to ascertain whether insureds are deceased. The subject Life Companies are also asking the courts to declare that regulators in those states do not have the legal authority to (i) obtain life insurers’ policy records for the purpose of comparing those records against a Death Master File, and (ii) impose payment obligations on life insurers before a claim and due proof of death have been submitted. The declaratory judgment action in California was filed as a counterclaim to the CA Controller’s complaint, joining the California Insurance Commissioner and the Audit Firm as parties to the counterclaim. These cases are in various stages procedurally and a decision in any of them is unlikely before the second quarter of 2014.
The results of the Treasurers’ Audit, Multi-State Exam and the various litigation described above cannot currently be predicted. The Life Companies continue to maintain that states lack the legal authority to establish new requirements that have the effect of changing the terms of existing life insurance contracts with regard to basic claims handling obligations and processes. If these state officials are able to apply such new requirements retroactively to the Life Companies’ existing life insurance policies, it will fundamentally alter the nature and timing of their responsibilities under such policies by effectively eliminating contractual terms that condition claim settlement and payment on the receipt of a claim, including “due proof of death” of an insured. The outcome of the various state initiatives and related litigation could have a significant effect on, including acceleration of, the Life Companies’ payment and/or escheatment of policy benefits, and significantly increase their claims handling costs. Kemper cannot reasonably estimate the amount of loss that it would recognize if the Life Companies were subjected to such requirements on a retroactive basis.

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 24. RELATED PARTIES
Mr. Fayez Sarofim, who served as a director of Kemper until May 1, 2013, is the Chairman of the Board, Chief Executive Officer and the majority shareholder of FS&C, a registered investment advisory firm. Mr. Christopher B. Sarofim, who currently is a director of Kemper and was elected as a director of Kemper on May 1, 2013, is Vice Chairman of FS&C. Kemper’s subsidiary, Trinity, is party to an agreement with FS&C whereby FS&C provides investment management services with respect to certain assets of Trinity for a fee based on the fair market value of the assets under management. Such agreement is terminable by either party at any time upon 30 days advance written notice. Trinity had $154.7 million, $125.2 million and $115.2 million in assets managed by FS&C at December 31, 2013, 2012 and 2011, respectively. Investment Expenses incurred in connection with such agreement were $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
FS&C also provides investment management services with respect to certain funds of the Company’s Pension Plan. The Company’s Pension Plan had $148.6 million, $120.7 million and $107.1 million in assets managed by FS&C at December 31, 2013, 2012 and 2011, respectively. The Company’s Pension Plan incurred, in the aggregate, expenses of $0.3 million, $0.3 million and $0.3 million to FS&C for the years ended December 31, 2013, 2012 and 2011, respectively.
With respect to the Company’s defined contribution plans, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. According to published reports filed by FS&C with the SEC, the Dreyfus Appreciation Fund pays monthly fees to FS&C according to a graduated schedule computed at an annual rate based on the value of the Dreyfus Appreciation Fund’s average daily net assets. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. Participants in the Company’s defined contribution plans had allocated $22.8 million, $20.4 million and $19.3 million for investment in the Dreyfus Appreciation Fund at December 31, 2013, 2012 and 2011, respectively, representing 6%, 7% and 7% of the total amount invested in the Company’s defined contribution plans at such dates.
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

Kemper Corporation and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

NOTE 25. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Three Months Ended (Unaudited)				Year Ended
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Dec 31, 2013
Revenues:
Earned Premiums	$509.9	$512.8	$507.5	$495.6	$2,025.8
Net Investment Income	80.8	74.6	82.4	76.9	314.7
Other Income	0.2	0.2	0.1	0.3	0.8
Net Realized Gains on Sales of Investments	26.9	2.3	49.1	20.8	99.1
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(2.4)	(2.3)	(3.5)	(7.6)	(15.8)
Portion of Losses Recognized in Other Comprehensive Income	0.5	1.3	0.1	—	1.9
Net Impairment Losses Recognized in Earnings	(1.9)	(1.0)	(3.4)	(7.6)	(13.9)
Total Revenues	615.9	588.9	635.7	586.0	2,426.5
Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	349.2	354.2	338.3	315.5	1,357.2
Insurance Expenses	158.3	163.1	170.1	162.9	654.4
Interest and Other Expenses	23.8	25.2	25.3	26.2	100.5
Total Expenses	531.3	542.5	533.7	504.6	2,112.1
Income from Continuing Operations before Income Taxes	84.6	46.4	102.0	81.4	314.4
Income Tax Expense	(26.0)	(13.9)	(33.4)	(26.6)	(99.9)
Income from Continuing Operations	58.6	32.5	68.6	54.8	214.5
Income (Loss) from Discontinued Operations	(0.2)	1.5	1.5	0.4	3.2
Net Income	$58.4	$34.0	$70.1	$55.2	$217.7
Income from Continuing Operations Per Unrestricted Share:
Basic	$1.00	$0.56	$1.21	$0.98	$3.75
Diluted	$1.00	$0.56	$1.21	$0.98	$3.74
Net Income Per Unrestricted Share:
Basic	$1.00	$0.59	$1.24	$0.99	$3.81
Diluted	$1.00	$0.59	$1.23	$0.99	$3.80
Dividends Paid to Shareholders Per Share	$0.24	$0.24	$0.24	$0.24	$0.96
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

Report of Independent Registered
Public Accounting Firm

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF KEMPER CORPORATION
We have audited the accompanying consolidated balance sheets of Kemper Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kemper Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 14, 2014

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
Changes in Internal Controls Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013, based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2013.
The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of Kemper’s consolidated financial statements, has issued an attestation report on the effectiveness of management’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework, issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ DONALD G. SOUTHWELL	/S/ FRANK J. SODARO
Donald G. Southwell	Frank J. Sodaro
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
February 14, 2014

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
Item 9B.    Other Information.
None

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to the sections captioned “Election of Directors,” “Executive Officers,” “Ownership of Kemper Common Stock” and “Corporate Governance” in the Proxy Statement for Kemper’s 2014 Annual Meeting of Shareholders. Kemper plans to file such proxy statement within 120 days after December 31, 2013, the end of Kemper’s fiscal year.
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

Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to the sections captioned “Executive Compensation,” “Executive Officer Compensation and Benefits,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement for Kemper’s 2014 Annual Meeting of Shareholders. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in the table below and incorporated herein by reference to the section captioned “Ownership of Kemper Common Stock” in the Proxy Statement for Kemper’s 2014 Annual Meeting of Shareholders.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans or Programs (1)
Equity Compensation Plans Approved by Security Holders	2,543,673	$41.38	8,750,768
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,543,673	$41.38	8,750,768
(1) Includes 390,486 shares reserved for future grants based on the achievement of performance goals under the terms of outstanding performance-based restricted stock awards.
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the sections captioned “Related Person Transactions” and “Director Independence” in the Proxy Statement for Kemper’s 2014 Annual Meeting of Shareholders.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the section captioned “Independent Registered Public Accountant” in the Proxy Statement for Kemper’s 2014 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this Report

1.
Financial Statements. The consolidated balance sheets of Kemper and subsidiaries as of December 31, 2013 and 2012, and the consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for the years ended December 31, 2013, 2012 and 2011, together with the notes thereto and the report of Deloitte & Touche LLP thereon appearing in Item 8 are included in this 2013 Annual Report.

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

3.	Exhibits. An Exhibit Index has been filed as part of this report on pages E-1 through E-4.

(b)	Exhibits. Included in Item 15(a)3 above

(c)	Financial Statement Schedules. Included in Item 15(a)2 above

POWER OF ATTORNEY
Each person whose signature appears below on the following page hereby appoints each of Donald G. Southwell, Chairman, President and Chief Executive Officer, Frank J. Sodaro, Senior Vice President and Chief Financial Officer, and Scott Renwick, Senior Vice President and General Counsel, so long as such individual remains an executive officer of Kemper Corporation, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the SEC, any and all amendments to this 2013 Annual Report of Kemper Corporation, together with any and all exhibits thereto and other documents therewith, necessary or advisable to enable Kemper Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the SEC in respect thereof, which amendments may make such other changes in the 2013 Annual Report as the aforesaid attorney-in-fact executing the same deems appropriate.
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Kemper Corporation has duly caused this 2013 Annual Report on Form 10-K for the fiscal year ended December 31, 2013 to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2014.

KEMPER CORPORATION (Registrant)

By:	/S/ DONALD G. SOUTHWELL
Donald G. Southwell
Chairman, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kemper Corporation in the capacities indicated on February 14, 2014.

Signature	Title

/S/ DONALD G. SOUTHWELL	Chairman, President, Chief Executive Officer and Director (principal executive officer)
Donald G. Southwell

/S/ FRANK J. SODARO	Senior Vice President and Chief Financial Officer (principal financial officer)
Frank J. Sodaro

/S/ RICHARD ROESKE	Vice President and Chief Accounting Officer (principal accounting officer)
Richard Roeske

/S/ JAMES E. ANNABLE	Director
James E. Annable

/S/ DOUGLAS G. GEOGA	Director
Douglas G. Geoga

/S/ JULIE M. HOWARD	Director
Julie M. Howard

/S/ ROBERT J. JOYCE	Director
Robert J. Joyce

/S/ WAYNE KAUTH	Director
Wayne Kauth

/S/ CHRISTOPHER B. SAROFIM	Director
Christopher B. Sarofim

/S/ DAVID P. STORCH	Director
David P. Storch

/S/ RICHARD C. VIE	Director
Richard C. Vie

SCHEDULE I
KEMPER CORPORATION AND SUBSIDIARIES
INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2013
(Dollars in Millions)

	Amortized Cost	Fair Value	Amount Carried in Balance Sheet
Fixed Maturities:
Bonds and Notes:
United States Government and Government Agencies and Authorities	$351.1	$362.2	$362.2
States and Political Subdivisions	1,327.4	1,361.0	1,361.0
Corporate Securities:
Other Bonds and Notes	2,685.4	2,844.4	2,844.4
Redeemable Preferred Stocks	6.6	7.4	7.4
Total Investments in Fixed Maturities	4,370.5	4,575.0	4,575.0
Equity Securities:
Preferred Stocks	105.5	110.2	110.2
Common Stocks	152.2	189.5	189.5
Other Equity Interests	272.3	298.8	298.8
Total Investments in Equity Securities	530.0	598.5	598.5
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	245.1	XXX.X	245.1
Loans, Real Estate and Other Investments	448.0	XXX.X	448.0
Short-term Investments	284.7	XXX.X	284.7
Total Investments	$5,878.3		$6,151.3
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH I-1

SCHEDULE II
KEMPER CORPORATION
PARENT COMPANY BALANCE SHEETS
(Dollars in Millions)

	December 31,
	2013	2012
ASSETS
Investments in Subsidiaries	$2,614.0	$2,744.0
Equity Securities at Fair Value (Cost: 2013 – $4.7; 2012 – $4.9)	5.0	4.5
Short-term Investments	130.8	183.5
Cash	20.8	2.2
Other Receivables	4.9	7.2
Deferred Income Taxes	35.0	75.4
Other Assets	7.3	6.3
Total Assets	$2,817.8	$3,023.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior Notes Payable, 6.00% due 2017 (Fair Value: 2013 – $395.5; 2012 – $393.7)	$357.9	$357.3
Senior Notes Payable, 6.00% due 2015 (Fair Value: 2013 – $271.6; 2012 – $276.3)	249.0	248.6
Liabilities for Income Taxes	90.5	77.6
Liabilities for Benefit Plans	63.9	172.8
Accrued Expenses and Other Liabilities	5.0	5.1
Total Liabilities	766.3	861.4
Shareholders’ Equity:
Common Stock	5.6	5.8
Additional Paid-in Capital	694.8	725.0
Retained Earnings	1,215.8	1,118.2
Accumulated Other Comprehensive Income	135.3	312.7
Total Shareholders’ Equity	2,051.5	2,161.7
Total Liabilities and Shareholders’ Equity	$2,817.8	$3,023.1
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-1

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF INCOME
(Dollars in Millions)

	For The Years Ended December 31,
	2013	2012	2011
Net Investment Income	$0.2	$0.2	$0.4
Net Realized Gains (Losses) on Sales of Investments	0.6	0.3	(0.2)
Total Revenues	0.8	0.5	0.2
Interest Expense	39.0	39.5	39.4
Other Operating Expenses	21.6	13.6	10.3
Total Operating Expenses	60.6	53.1	49.7
Loss before Income Taxes and Equity in Net Income of Subsidiaries	(59.8)	(52.6)	(49.5)
Income Tax Benefit	20.8	18.2	18.6
Loss before Equity in Net Income of Subsidiaries	(39.0)	(34.4)	(30.9)
Equity in Net Income of Subsidiaries	256.7	137.8	105.4
Net Income	$217.7	$103.4	$74.5
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-2

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	For The Years Ended December 31,
	2013	2012	2011
Net Income	$217.7	$103.4	$74.5
Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) Arising During the Year:
Securities Held by Subsidiaries	(324.9)	157.9	231.5
Securities Held by Parent	—	—	0.6
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	(37.9)	(61.2)	(30.2)
Securities Held by Parent	—	—	(0.7)
Unrealized Holding Gains (Losses)	(362.8)	96.7	201.2
Unrecognized Postretirement Benefit Costs Arising During the Year	61.6	(29.4)	(53.9)
Amortization of Unrecognized Postretirement Benefit Costs	25.0	16.2	8.7
Net Unrecognized Postretirement Benefit Costs	86.6	(13.2)	(45.2)
Foreign Currency Translation Adjustments	0.2	1.6	0.4
Reclassification Adjustment for Amounts Included in Net Income	—	—	—
Foreign Currency Translation Adjustments	0.2	1.6	0.4
Other Comprehensive Income (Loss) before Income Taxes	(276.0)	85.1	156.4
Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Year:
Securities Held by Subsidiaries	115.9	(55.9)	(82.3)
Securities Held by Parent	—	—	(0.2)
Reclassification Adjustment for Amounts Included in Net Income:
Securities Held by Subsidiaries	13.2	21.5	10.7
Securities Held by Parent	—	—	0.2
Unrealized Holding Gains and Losses	129.1	(34.4)	(71.6)
Unrecognized Postretirement Benefit Costs Arising During the Year	(21.6)	10.3	19.0
Amortization of Unrecognized Postretirement Benefit Costs	(8.8)	(5.7)	(3.1)
Net Unrecognized Postretirement Benefit Costs	(30.4)	4.6	15.9
Foreign Currency Translation Adjustments	(0.1)	(0.6)	(0.1)
Reclassification Adjustment for Amounts Included in Net Income	—	—	—
Foreign Currency Translation Adjustments	(0.1)	(0.6)	(0.1)
Income Tax Benefit (Expense)	98.6	(30.4)	(55.8)
Other Comprehensive Income (Loss)	(177.4)	54.7	100.6
Total Comprehensive Income	$40.3	$158.1	$175.1
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-3

KEMPER CORPORATION
PARENT COMPANY STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	For The Years Ended December 31,
	2013	2012	2011
Operating Activities:
Net Income	$217.7	$103.4	$74.5
Adjustment Required to Reconcile Net Income to Net Cash Provided by Operations:
Equity in Net Income of Subsidiaries	(256.7)	(137.8)	(105.4)
Cash Dividends from Subsidiaries	95.0	95.0	70.8
Cash Contribution to Defined Benefit Plan	(55.0)	—	(32.2)
Net Realized (Gains) Losses on Sales of Investments	(0.6)	(0.3)	0.2
Other, Net	67.3	8.5	35.5
Net Cash Provided by Operating Activities	67.7	68.8	43.4
Investing Activities:
Capital Distribution from Subsidiary	50.5	20.0	250.0
Sales, Paydowns and Maturities of Fixed Maturities	—	13.1	—
Purchases of Common Stocks from Subsidiary	—	—	(50.8)
Change in Short-term Investments	52.7	(106.3)	(35.4)
Net Cash Provided (Used) by Investing Activities	103.2	(73.2)	163.8
Financing Activities:
Notes Payable Proceeds:
Revolving Credit Agreement	—	—	95.0
Notes Payable Payments:
Revolving Credit Agreement	—	—	(95.0)
Cash Dividends Paid	(54.9)	(56.9)	(58.2)
Common Stock Repurchases	(100.4)	(60.7)	(27.4)
Cash Exercise of Stock Options	1.7	1.3	0.2
Excess Tax Benefits on Share Based Awards	1.3	0.5	0.2
Net Cash Used by Financing Activities	(152.3)	(115.8)	(85.2)
Increase (Decrease) in Cash	18.6	(120.2)	122.0
Cash, Beginning of Year	2.2	122.4	0.4
Cash, End of Year	$20.8	$2.2	$122.4
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH II-4

SCHEDULE III

KEMPER CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(Dollars in Millions)

	Year Ended December 31,							December 31,
	Premiums	Premiums Written	Other Income	Net Investment Income	Insurance Claims and Policy- holders’ Benefits	Amortization Of Deferred Policy Acquisition Costs	Other Insurance Expenses	Deferred Policy Acquisition Costs	Insurance Reserves	Unearned Premiums
2013
Kemper Preferred	$876.7	$847.8	$0.2	$55.7	$592.4	$148.3	$104.2	$68.0	$412.8	$418.6
Kemper Specialty	392.8	383.1	0.3	21.8	314.4	54.3	33.9	16.5	196.4	119.6
Kemper Direct	123.4	111.3	—	13.4	62.5	4.6	30.1	1.2	133.4	32.1
Life and Health (1)	632.9	N/A	0.2	209.9	387.9	46.7	271.5	217.2	3,222.8	28.6
Other	—	N/A	0.1	13.9	—	—	(39.2)	—	95.6	—
Total	$2,025.8	N/A	$0.8	$314.7	$1,357.2	$253.9	$400.5	$302.9	$4,061.0	$598.9
2012
Kemper Preferred	$879.4	$891.7	$0.4	$45.0	$709.0	$147.8	$96.0	$72.7	$452.3	$447.6
Kemper Specialty	419.8	415.1	0.3	19.0	350.4	58.7	32.8	17.9	215.9	129.4
Kemper Direct	168.0	147.3	—	13.9	129.5	6.1	51.1	1.5	177.8	44.3
Life and Health (1)	639.9	N/A	0.1	204.3	393.1	44.4	266.4	211.3	3,168.6	29.6
Other	—	N/A	—	13.7	—	—	(31.0)	—	117.6	—
Total	$2,107.1	N/A	$0.8	$295.9	$1,582.0	$257.0	$415.3	$303.4	$4,132.2	$650.9
2011
Kemper Preferred	$859.8	$868.8	$0.3	$48.8	$709.6	$144.4	$95.4
Kemper Specialty	445.2	438.2	0.5	22.8	352.8	62.6	28.9
Kemper Direct	222.7	209.0	0.1	17.4	197.6	8.8	67.5
Life and Health (1)	645.9	N/A	0.1	200.5	385.7	44.9	263.7
Other	—	N/A	—	8.5	—	—	(32.6)
Total	$2,173.6	N/A	$1.0	$298.0	$1,645.7	$260.7	$422.9

(1)
The Company’s Life and Health Insurance employee-agents also market certain property and casualty insurance products under common management. Accordingly, the Company includes the results of these property and casualty insurance products in its Life and Health Insurance segment.

See Accompanying Report of Independent Registered Public Accounting Firm.

SCH III-1

SCHEDULE IV
KEMPER CORPORATION
REINSURANCE SCHEDULE
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(Dollars in Millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2013
Life Insurance in Force	$21,006.0	$576.4	$229.5	$20,659.1	1.1%
Premiums:
Life Insurance	$392.4	$1.5	$1.8	$392.7	0.5%
Accident and Health Insurance	161.9	0.6	0.1	161.4	0.1%
Property and Liability Insurance	1,452.7	31.8	50.8	1,471.7	3.5%
Total Premiums	$2,007.0	$33.9	$52.7	$2,025.8	2.6%
Year Ended December 31, 2012
Life Insurance in Force	$21,340.4	$610.4	$242.9	$20,972.9	1.2%
Premiums:
Life Insurance	$392.8	$1.4	$2.0	$393.4	0.5%
Accident and Health Insurance	165.5	0.4	0.1	165.2	0.1%
Property and Liability Insurance	1,547.3	40.7	41.9	1,548.5	2.7%
Total Premiums	$2,105.6	$42.5	$44.0	$2,107.1	2.1%
Year Ended December 31, 2011
Life Insurance in Force	$21,627.8	$662.0	$256.9	$21,222.7	1.2%
Premiums:
Life Insurance	$394.3	$1.5	$2.3	$395.1	0.6%
Accident and Health Insurance	166.5	0.3	0.1	166.3	0.1%
Property and Liability Insurance	1,609.8	38.9	41.3	1,612.2	2.6%
Total Premiums	$2,170.6	$40.7	$43.7	$2,173.6	2.0%
See Accompanying Report of Independent Registered Public Accounting Firm.

SCH IV-1

Exhibit Index

The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	10-Q	001-18298	3.1	October 31, 2013
3.2	Amended and Restated Bylaws of Kemper Corporation	10-Q	001-18298	3.1	May 2, 2013
4.1	Rights Agreement between Kemper and Computershare Trust Company, N.A. as successor Rights Agent, including the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Stock, dated as of August 4, 2004 and amended May 4, 2006 and October 9, 2006	10-Q	001-18298	4.1	August 3, 2009
4.2	Indenture dated as of June 26, 2002, by and between Kemper and The Bank of New York Trust Company, N.A., as successor trustee to BNY Midwest Trust Company, as Trustee	8-K	001-18298	4.1	May 14, 2012
4.3	Officers’ Certificate, including form of Senior Note with respect to Kemper’s 6.00% Senior Notes due May 15, 2017	10-Q	001-18298	4.3	May 7, 2012
4.4	Officers’ Certificate, including the form of Senior Note with respect to Kemper’s 6.00% Senior Notes due November 30, 2015	8-K	001-18298	4.2	November 24, 2010
10.1
Credit Agreement, dated as of March 7, 2012, by and among Kemper, the lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, swing line lender and issuing bank, and Wells Fargo Bank, National Association and Fifth Third Bank, as co-syndication agents, as amended by Amendment No. 1 to Credit Agreement effective as of December 31, 2013
						X
10.2	Advances and Security Agreement and Addendum to Advances and Security Agreement, effective as of December 31, 2013, between Trinity Universal Insurance Company and the Federal Home Loan Bank of Dallas					X
10.3*	Kemper Pension Equalization Plan, as amended and restated effective August 25, 2011, as amended by Amendment No. 2 effective September 16, 2013					X
10.4*	Kemper Defined Contribution Supplemental Retirement Plan, as amended and restated effective August 25, 2011	10-Q	001-18298	10.15	November 2, 2011
10.5*	Kemper Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2014					X
10.6*	Kemper Severance Plan, as amended and restated effective August 25, 2011	10-Q	001-18298	10.18	November 2, 2011
10.7*	Kemper 1995 Non-Employee Director Stock Option Plan, as amended and restated effective February 3, 2009	10-K	001-18298	10.2	February 4, 2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.8*	Form of Stock Option Agreement under the Kemper 1995 Non-Employee Director Stock Option Plan, as of February 1, 2006	10-Q	001-18298	10.6	May 4, 2011
10.9*	Form of Stock Option Agreement under the Kemper 1995 Non-Employee Director Stock Option Plan, as of February 3, 2009	10-K	001-18298	10.7	February 4, 2009
10.10*	Kemper 1997 Stock Option Plan, as amended and restated effective February 1, 2006	10-Q	001-18298	10.2	May 4, 2011
10.11*	Form of Stock Option and SAR Agreement under the Kemper 1997 Stock Option Plan, as of February 1, 2006	10-Q	001-18298	10.8	May 4, 2011
10.12*	Kemper 2002 Stock Option Plan, as amended and restated effective February 3, 2009	10-K	001-18298	10.4	February 4, 2009
10.13*	Form of Stock Option and SAR Agreement under the Kemper 2002 Stock Option Plan, as of February 1, 2006	10-Q	001-18298	10.9	May 4, 2011
10.14*	Form of Stock Option Agreement (including stock appreciation rights) under the Kemper 2002 Stock Option Plan, as of February 1, 2011	10-K	001-18298	10.9	February 3, 2011
10.15*	Kemper 2005 Restricted Stock and Restricted Stock Unit Plan, as amended and restated effective February 3, 2009	10-K	001-18298	10.5	February 4, 2009
10.16*	Form of Time-Vested Restricted Stock Award Agreement under the Kemper 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 1, 2011	10-K	001-18298	10.10	February 3, 2011
10.17*	Form of Performance-Based Restricted Stock Award Agreement under the Kemper 2005 Restricted Stock and Restricted Stock Unit Plan, as of February 1, 2011	10-K	001-18298	10.11	February 3, 2011
10.18*	Kemper 2011 Omnibus Equity Plan, as amended and restated effective October 30, 2013	10-Q	001-18298	10.1	October 31, 2013
10.19*	Form of Stock Option and SAR Agreement for Non-Employee Directors under the Kemper 2011 Omnibus Equity Plan, as of August 25, 2011	10-K	001-18298	10.13	February 17, 2012
10.20*	Form of Time-Vested Restricted Stock Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2013	10-K	001-18298	10.24	February 15, 2013
10.21*	Form of Performance-Based Restricted Stock Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2013	10-K	001-18298	10.25	February 15, 2013
10.22*	Form of Stock Option and SAR Agreement for Non-Employee Directors under the Kemper 2011 Omnibus Equity Plan, as of May 1, 2013	10-Q	001-18298	10.1	May 2, 2013
10.23*	Form of Deferred Stock Unit Agreement for Non-Employee Directors under the Kemper 2011 Omnibus Equity Plan, as of May 1, 2013	10-Q	001-18298	10.2	May 2, 2013
10.24*	Form of Stock Option and SAR Agreement - Installment-Vesting form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.25*	Form of Stock Option and SAR Agreement - Cliff-Vesting Form under the Kemper 2011 Omnibus Equity Plan as of February 4, 2014					X
10.26*	Form of Time-Vested Restricted Stock Unit Award Agreement - Installment-Vesting Form under the Kemper 2011 Omnibus Equity Plan as of February 4, 2014					X
10.27*	Form of Time-Vested Restricted Stock Unit Award Agreement - Cliff- Vesting Form under the Kemper 2011 Omnibus Equity Plan as of February 4, 2014					X
10.28*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014					X
10.29*	Kemper 2009 Performance Incentive Plan, as amended and restated effective October 29, 2013 (for awards through February 3, 2014)	10-Q	001-18298	10.2	October 31, 2013
10.30*	Form of Annual Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of February 4, 2013	10-K	001-18298	10.20	February 15, 2013
10.31*	Form of Multi-Year Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of February 4, 2013	10-K	001-18298	10.21	February 15, 2013
10.32*	Kemper 2009 Performance Incentive Plan, as amended and restated effective February 4, 2014					X
10.33*	Form of Annual Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of February 4, 2014					X
10.34*	Form of Multi-Year Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of February 4, 2014					X
10.35*	Kemper Executive Performance Plan, effective February 4, 2014					X
10.36*	Kemper is a party to individual Indemnification and Expense Advancement Agreements with each of its directors, as amended and restated effective February 1, 2012	8-K	001-18298	10.25	February 6, 2012

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.37*	Kemper is a party to individual severance agreements with the following officers:	10-Q	001-18298	10.17	November 2, 2011

Donald G. Southwell (Chairman, President and Chief Executive Officer)
John M. Boschelli (Vice President and Chief Investment Officer)
Diana J. Hickert-Hill (Vice President, Investor Relations and Corporate Identity)
Shekar G. Jannah (Vice President, Chief Risk Officer)
Lisa M. King (Vice President, Human Resources)
Edward J. Konar (Vice President)
Denise I. Lynch (Vice President)
Christopher L. Moses (Vice President and Treasurer)
Scott Renwick (Senior Vice President and General Counsel)
Richard Roeske (Vice President and Chief Accounting Officer)
Dennis J. Sandelski (Vice President, Tax and Corporate Development)
Frank J. Sodaro (Senior Vice President and Chief Financial Officer)
Each of the foregoing agreements is identical except that the severance compensation multiple is 3.0 for Mr. Southwell and 2.0 for the other officers.
10.38*	Agreement dated March 18, 2013, with Dennis R. Vigneau, former Senior Vice President and Chief Financial Officer	10-Q	001-18298	10.3	May 2, 2013
12	Ratios of Earnings to Fixed Charges					X
21	Subsidiaries of Kemper Corporation					X
23	Consent of Deloitte & Touche LLP					X
24	Power of Attorney (included on the signature page hereof)					X
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X
32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
X
32.2
Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K)
X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
101.1	XBRL Instance					X
101.2	XBRL Taxonomy Extension Schema Document					X
101.3	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.4	XBRL Taxonomy Extension Label Linkbase Document					X
101.5	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.6	XBRL Taxonomy Extension Definition Linkbase Document					X