Form 10-Q
period 2014-03-31
KEMPER Corp
filed 2014-05-08
CIK 860748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
55,338,831 shares of common stock, $0.10 par value, were outstanding as of April 30, 2014.

KEMPER CORPORATION

Caution Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), Quantitative and Qualitative Disclosures About Market Risk, Risk Factors and the accompanying unaudited Condensed Consolidated Financial Statements (including the notes thereto) of Kemper Corporation (“Kemper”) and its subsidiaries (individually and collectively referred to herein as the “Company”) may contain or incorporate by reference information that includes or is based on forward-looking statements within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results and financial condition. The reader should consider the following list of general factors that could affect the Company’s future results and financial condition, as well as those discussed under Item 1A., Risk Factors, of Part I of Kemper’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”), for the year ended December 31, 2013 (the “2013 Annual Report”) as updated by Item 1A. of Part II of subsequently-filed Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	Mar 31, 2014	Mar 31, 2013
Revenues:
Earned Premiums	$477.6	$509.9
Net Investment Income	71.1	80.8
Other Income	0.1	0.2
Net Realized Gains on Sales of Investments	6.6	26.9
Other-than-temporary Impairment Losses:
Total Other-than-temporary Impairment Losses	(0.8)	(2.4)
Portion of Losses Recognized in Other Comprehensive Income	—	0.5
Net Impairment Losses Recognized in Earnings	(0.8)	(1.9)
Total Revenues	554.6	615.9

Expenses:
Policyholders’ Benefits and Incurred Losses and Loss Adjustment Expenses	327.9	349.2
Insurance Expenses	152.1	158.3
Interest and Other Expenses	22.7	23.8
Total Expenses	502.7	531.3
Income from Continuing Operations before Income Taxes	51.9	84.6
Income Tax Expense	(16.7)	(26.0)
Income from Continuing Operations	35.2	58.6
Loss from Discontinued Operations	(0.1)	(0.2)
Net Income	$35.1	$58.4
Income from Continuing Operations Per Unrestricted Share:
Basic	$0.63	$1.00
Diluted	$0.63	$1.00
Net Income Per Unrestricted Share:
Basic	$0.63	$1.00
Diluted	$0.63	$1.00
Dividends Paid to Shareholders Per Share	$0.24	$0.24

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2014	Mar 31, 2013
Net Income	$35.1	$58.4

Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses)	120.0	(48.0)
Foreign Currency Translation Adjustments	—	(0.2)
Amortization of Unrecognized Postretirement Benefit Costs	2.0	5.4
Other Comprehensive Income (Loss) Before Income Taxes	122.0	(42.8)
Other Comprehensive Income Tax Benefit (Expense)	(43.1)	16.2
Other Comprehensive Income (Loss)	78.9	(26.6)
Total Comprehensive Income	$114.0	$31.8

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	Mar 31, 2014	Dec 31, 2013
Assets:	(Unaudited)
Investments:
Fixed Maturities at Fair Value (Amortized Cost: 2014 - $4,312.7; 2013 - $4,370.5)	$4,619.5	$4,575.0
Equity Securities at Fair Value (Cost: 2014 - $562.1; 2013 - $530.0)	648.3	598.5
Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings	239.0	245.1
Short-term Investments at Cost which Approximates Fair Value	506.9	284.7
Other Investments	448.2	448.0
Total Investments	6,461.9	6,151.3
Cash	65.0	66.5
Receivables from Policyholders	319.5	331.6
Other Receivables	225.5	193.1
Deferred Policy Acquisition Costs	301.8	302.9
Goodwill	311.8	311.8
Deferred Income Tax Assets	—	31.8
Other Assets	258.7	267.4
Total Assets	$7,944.2	$7,656.4
Liabilities and Shareholders’ Equity:
Insurance Reserves:
Life and Health	$3,237.7	$3,217.5
Property and Casualty	829.6	843.5
Total Insurance Reserves	4,067.3	4,061.0
Unearned Premiums	582.5	598.9
Liabilities for Income Taxes	30.6	8.3
Debt at Amortized Cost (Fair Value: 2014 - $826.3; 2013 - $667.1)	751.4	606.9
Accrued Expenses and Other Liabilities	367.7	329.8
Total Liabilities	5,799.5	5,604.9
Shareholders’ Equity:
Common Stock, $0.10 Par Value, 100 Million Shares Authorized; 55,408,431 Shares Issued and Outstanding at March 31, 2014 and 55,653,437 Shares Issued and Outstanding at December 31, 2013	5.5	5.6
Paid-in Capital	693.5	694.8
Retained Earnings	1,231.5	1,215.8
Accumulated Other Comprehensive Income	214.2	135.3
Total Shareholders’ Equity	2,144.7	2,051.5
Total Liabilities and Shareholders’ Equity	$7,944.2	$7,656.4

The Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

KEMPER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	Mar 31, 2014	Mar 31, 2013
Operating Activities:
Net Income	$35.1	$58.4
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Decrease (Increase) in Deferred Policy Acquisition Costs	1.1	(1.1)
Amortization of Life Insurance in Force Acquired and Customer Relationships Acquired	1.8	2.1
Equity in Earnings of Equity Method Limited Liability Investments	(3.5)	(8.6)
Distribution of Accumulated Earnings of Equity Method Limited Liability Investments	7.0	3.4
Amortization of Investment Securities and Depreciation of Investment Real Estate	3.8	4.6
Net Realized Gains on Sales of Investments	(6.6)	(26.9)
Net Impairment Losses Recognized in Earnings	0.8	1.9
Depreciation of Property and Equipment	4.3	4.2
Decrease (Increase) in Receivables	(13.6)	8.7
Increase (Decrease) in Insurance Reserves	6.0	(15.7)
Decrease in Unearned Premiums	(16.4)	(4.1)
Change in Income Taxes	10.1	25.3
Increase in Accrued Expenses and Other Liabilities	2.3	20.7
Other, Net	4.9	8.4
Net Cash Provided by Operating Activities	37.1	81.3
Investing Activities:
Sales, Paydowns and Maturities of Fixed Maturities	188.8	297.5
Purchases of Fixed Maturities	(98.6)	(307.5)
Sales of Equity Securities	35.1	24.9
Purchases of Equity Securities	(67.0)	(40.7)
Sales of and Return of Investment of Equity Method Limited Liability Investments	10.1	13.1
Acquisitions of Equity Method Limited Liability Investments	(7.5)	(5.1)
Increase in Short-term Investments	(224.8)	(36.3)
Improvements of Investment Real Estate	(0.8)	(1.0)
Sales of Investment Real Estate	0.9	3.8
Increase in Other Investments	(1.8)	(2.0)
Acquisition of Software	(3.0)	(6.6)
Disposition of Business, Net of Cash Disposed	8.9	3.8
Other, Net	(2.5)	(4.2)
Net Cash Used by Investing Activities	(162.2)	(60.3)
Financing Activities:
Net Proceeds from Issuance of Subordinated Debentures	144.2	—
Common Stock Repurchases	(7.7)	(6.5)
Dividends and Dividend Equivalents Paid	(13.3)	(14.0)
Other, Net	0.4	0.7
Net Cash Provided (Used) by Financing Activities	123.6	(19.8)
Increase (Decrease) in Cash	(1.5)	1.2
Cash, Beginning of Year	66.5	96.3
Cash, End of Period	$65.0	$97.5
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
In the first quarter of 2014, the Company realigned its property and casualty insurance businesses. As a result of the realignment, the property and casualty insurance businesses are being reported as a single business segment named the Property & Casualty Insurance segment. The Company has reclassified certain prior year amounts in its segment results in the Condensed Consolidated Financial Statements to conform to the current year presentation.
Certain financial information that is normally included in annual financial statements, including certain financial statement footnote disclosures, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments necessary for a fair presentation. The preparation of interim financial statements relies heavily on estimates. This factor and other factors, such as the seasonal nature of some portions of the insurance business, as well as market conditions, call for caution in drawing specific conclusions from interim results. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included in the 2013 Annual Report.
Note 2 - Investments
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2014 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$339.3	$26.2	$(8.2)	$357.3
States and Political Subdivisions	1,296.7	79.0	(11.6)	1,364.1
Corporate Securities:
Bonds and Notes	2,621.9	247.8	(29.5)	2,840.2
Redeemable Preferred Stocks	6.5	1.0	—	7.5
Collateralized Loan Obligations	44.2	0.8	—	45.0
Other Mortgage and Asset-backed	4.1	1.4	(0.1)	5.4
Investments in Fixed Maturities	$4,312.7	$356.2	$(49.4)	$4,619.5
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at December 31, 2013 were:

	Amortized Cost	Gross Unrealized		Fair Value
(Dollars in Millions)		Gains	Losses
U.S. Government and Government Agencies and Authorities	$351.1	$22.8	$(11.7)	$362.2
States and Political Subdivisions	1,327.4	53.8	(20.2)	1,361.0
Corporate Securities:
Bonds and Notes	2,636.4	205.0	(47.7)	2,793.7
Redeemable Preferred Stocks	6.6	0.8	—	7.4
Collateralized Loan Obligations	44.2	0.5	—	44.7
Other Mortgage and Asset-backed	4.8	1.3	(0.1)	6.0
Investments in Fixed Maturities	$4,370.5	$284.2	$(79.7)	$4,575.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
The amortized cost and estimated fair values of the Company’s Investments in Fixed Maturities at March 31, 2014 by contractual maturity were:

(Dollars in Millions)	Amortized Cost	Fair Value
Due in One Year or Less	$59.7	$61.3
Due after One Year to Five Years	731.6	775.7
Due after Five Years to Ten Years	1,296.3	1,339.6
Due after Ten Years	2,023.6	2,230.4
Asset-backed Securities Not Due at a Single Maturity Date	201.5	212.5
Investments in Fixed Maturities	$4,312.7	$4,619.5
The expected maturities of the Company’s Investments in Fixed Maturities may differ from the contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments in Asset-backed Securities Not Due at a Single Maturity Date at March 31, 2014 consisted of securities issued by the Government National Mortgage Association with a fair value of $151.1 million, securities issued by the Federal National Mortgage Association with a fair value of $10.6 million, securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $0.4 million and securities of other non-governmental issuers with a fair value of $50.4 million.
Other Receivables included unsettled sales of Investments in Fixed Maturities of $0.5 million and $2.5 million at March 31, 2014 and December 31, 2013, respectively, all of which settled in the respective following month. Accrued Expenses and Other Liabilities included unsettled purchases of Investments in Fixed Maturities of $33.6 million at March 31, 2014 all of which settled in the following month. There were no unsettled purchases of Investments in Fixed Maturities at December 31, 2013.
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at March 31, 2014 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$85.4	$4.4	$(1.3)	$88.5
Other Industries	21.1	5.4	(0.1)	26.4
Common Stocks:
Manufacturing	83.7	23.5	(1.4)	105.8
Other Industries	71.6	18.6	(0.6)	89.6
Other Equity Interests:
Exchange Traded Funds	143.6	7.5	(0.4)	150.7
Limited Liability Companies and Limited Partnerships	156.7	31.6	(1.0)	187.3
Investments in Equity Securities	$562.1	$91.0	$(4.8)	$648.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Gross unrealized gains and gross unrealized losses on the Company’s Investments in Equity Securities at December 31, 2013 were:

		Gross Unrealized
(Dollars in Millions)	Cost	Gains	Losses	Fair Value
Preferred Stocks:
Finance, Insurance and Real Estate	$85.4	$2.9	$(2.5)	$85.8
Other Industries	20.1	4.4	(0.1)	24.4
Common Stocks:
Manufacturing	83.4	21.3	(0.1)	104.6
Other Industries	68.8	17.0	(0.9)	84.9
Other Equity Interests:
Exchange Traded Funds	122.0	3.9	(1.0)	124.9
Limited Liability Companies and Limited Partnerships	150.3	25.2	(1.6)	173.9
Investments in Equity Securities	$530.0	$74.7	$(6.2)	$598.5
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at March 31, 2014 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$86.9	$(7.6)	$4.6	$(0.6)	$91.5	$(8.2)
States and Political Subdivisions	213.0	(11.5)	4.4	(0.1)	217.4	(11.6)
Corporate Securities:
Bonds and Notes	617.3	(22.4)	119.5	(7.1)	736.8	(29.5)
Collateralized Loan Obligations	7.5	—	2.3	—	9.8	—
Other Mortgage and Asset-backed	0.3	—	0.5	(0.1)	0.8	(0.1)
Total Fixed Maturities	925.0	(41.5)	131.3	(7.9)	1,056.3	(49.4)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	29.2	(1.3)	—	—	29.2	(1.3)
Other Industries	4.3	(0.1)	0.8	—	5.1	(0.1)
Common Stocks:
Manufacturing	33.3	(1.2)	0.5	(0.2)	33.8	(1.4)
Other Industries	15.5	(0.6)	0.4	—	15.9	(0.6)
Other Equity Interests:
Exchange Traded Funds	39.3	(0.4)	—	—	39.3	(0.4)
Limited Liability Companies and Limited Partnerships	20.8	(0.7)	3.9	(0.3)	24.7	(1.0)
Total Equity Securities	142.4	(4.3)	5.6	(0.5)	148.0	(4.8)
Total	$1,067.4	$(45.8)	$136.9	$(8.4)	$1,204.3	$(54.2)
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

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
Unrealized losses on fixed maturities, which the Company has determined to be temporary at March 31, 2014, were $49.4 million, of which $7.9 million is related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at March 31, 2014 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” Included in the preceding table under the heading “12 Months or Longer” were unrealized losses of $0.2 million related to securities for which the Company has recognized credit losses in earnings. Investment-grade fixed maturity investments comprised $44.8 million and below-investment-grade fixed maturity investments comprised $4.6 million of the unrealized losses on investments in fixed maturities at March 31, 2014. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 5% of the amortized cost basis of the investment. At March 31, 2014, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before it recovered the amortized cost of such investments, which may be at maturity. Based on the Company’s evaluation at March 31, 2014 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before it recovered the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
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
With respect to Investments in Equity Securities, the Company concluded that the unrealized losses on its investments in preferred and common stocks at March 31, 2014 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability companies and limited partnerships that primarily invest in mezzanine debt, distressed debt, and secondary transactions. By the nature of their underlying investments, the Company believes that its investments in the limited liability companies and limited partnerships exhibit debt-like characteristics which, among other factors, the Company also considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities were temporary at March 31, 2014.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
An aging of unrealized losses on the Company’s Investments in Fixed Maturities and Equity Securities at December 31, 2013 is presented below:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$95.8	$(10.9)	$4.4	$(0.8)	$100.2	$(11.7)
States and Political Subdivisions	222.9	(20.1)	2.0	(0.1)	224.9	(20.2)
Corporate Securities:
Bonds and Notes	699.8	(39.4)	103.2	(8.3)	803.0	(47.7)
Other Mortgage and Asset-backed	13.9	(0.1)	1.1	—	15.0	(0.1)
Total Fixed Maturities	1,032.4	(70.5)	110.7	(9.2)	1,143.1	(79.7)
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	22.5	(2.5)	2.5	—	25.0	(2.5)
Other Industries	4.3	(0.1)	0.7	—	5.0	(0.1)
Common Stocks:
Manufacturing	5.0	(0.1)	0.2	—	5.2	(0.1)
Other Industries	14.2	(0.9)	0.5	—	14.7	(0.9)
Other Equity Interests:
Exchange Traded Funds	67.6	(1.0)	—	—	67.6	(1.0)
Limited Liability Companies and Limited Partnerships	53.1	(0.9)	5.0	(0.7)	58.1	(1.6)
Total Equity Securities	166.7	(5.5)	8.9	(0.7)	175.6	(6.2)
Total	$1,199.1	$(76.0)	$119.6	$(9.9)	$1,318.7	$(85.9)
Unrealized losses on fixed maturities, which the Company has determined to be temporary at December 31, 2013, were $79.7 million, of which $9.2 million was related to fixed maturities that were in an unrealized loss position for 12 months or longer. There were no unrealized losses at December 31, 2013 related to securities for which the Company has recognized credit losses in earnings in the preceding table under the heading “Less Than 12 Months.” Included in the preceding table under the heading “12 Months or Longer” there were unrealized losses of $0.3 million at December 31, 2013 related to securities for which the Company has recognized credit losses in earnings. Investment-grade fixed maturity investments comprised $74.2 million and below-investment-grade fixed maturity investments comprised $5.5 million of the unrealized losses on investments in fixed maturities at December 31, 2013. For below-investment-grade fixed maturity investments in an unrealized loss position, the unrealized loss amount, on average, was less than 5% of the amortized cost basis of the investment. At December 31, 2013, the Company did not have the intent to sell these investments and it was not more likely than not that the Company would be required to sell these investments before it recovered the amortized cost of such investments, which may be at maturity. Based on the Company’s evaluation at December 31, 2013 of the prospects of the issuers, including, but not limited to, the credit ratings of the issuers of the investments in the fixed maturities, and the Company’s intention to not sell and its determination that it would not be required to sell before it recovered the amortized cost of such investments, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities presented in the preceding table were temporary at the evaluation date.
With respect to Investments in Equity Securities, the Company concluded that the unrealized losses on its investments in preferred and common stocks at December 31, 2013 were temporary based on various factors, including the relative short length and magnitude of the losses and overall market volatility. The Company’s investments in other equity interests include investments in limited liability companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. By the nature of their underlying investments, the Company believes that its investments in limited liability companies and limited partnerships also exhibit debt-like characteristics which, among other factors, the Company also

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2 - Investments (continued)
considers when evaluating these investments for impairment. Based on evaluations of the factors in the preceding paragraph, the Company concluded that the declines in the fair values of the Company’s investments in equity securities were temporary at December 31, 2013.
The following table sets forth the pre-tax amount of other-than-temporary-impairment (“OTTI”) credit losses, recognized in Retained Earnings for Investments in Fixed Maturities held by the Company as of the dates indicated, for which a portion of the OTTI loss has been recognized in Accumulated Other Comprehensive Income, and the corresponding changes in such amounts.

	Three Months Ended
(Dollars in Millions)	Mar 31, 2014	Mar 31, 2013
Balance at Beginning of Period	$9.9	$4.6
Additions for Previously Unrecognized OTTI Credit Losses	—	0.7
Increases to Previously Recognized OTTI Credit Losses	0.3	—
Reductions for Change in Impairment Status:
From Status of Credit Loss to Status of Intent-to-sell or Required-to-sell	—	(1.1)
Reductions for Investments Sold During Period	—	(0.1)
Balance at End of Period	$10.2	$4.1
The carrying values of the Company’s Other Investments at March 31, 2014 and December 31, 2013 were:

(Dollars in Millions)	Mar 31, 2014	Dec 31, 2013
Loans to Policyholders at Unpaid Principal	$277.2	$275.4
Real Estate at Depreciated Cost	165.6	167.1
Trading Securities at Fair Value	4.9	5.0
Other	0.5	0.5
Total	$448.2	$448.0

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3 - Property and Casualty Insurance Reserves
Property and casualty insurance reserve activity for the three months ended March 31, 2014 and 2013 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2014	Mar 31, 2013
Property and Casualty Insurance Reserves:
Gross of Reinsurance at Beginning of Year	$843.5	$970.6
Less Reinsurance Recoverables at Beginning of Year	63.4	66.2
Property and Casualty Insurance Reserves - Net of Reinsurance at Beginning of Year	780.1	904.4
Incurred Losses and LAE Related to:
Current Year:
Continuing Operations	253.0	269.6
Prior Years:
Continuing Operations	(15.2)	(13.7)
Discontinued Operations	0.2	0.4
Total Incurred Losses and LAE Related to Prior Years	(15.0)	(13.3)
Total Incurred Losses and LAE	238.0	256.3
Paid Losses and LAE Related to:
Current Year:
Continuing Operations	108.4	111.8
Prior Years:
Continuing Operations	140.1	171.5
Discontinued Operations	2.2	4.1
Total Paid Losses and LAE Related to Prior Years	142.3	175.6
Total Paid Losses and LAE	250.7	287.4
Property and Casualty Insurance Reserves - Net of Reinsurance at End of Period	767.4	873.3
Plus Reinsurance Recoverables at End of Period	62.2	69.0
Property and Casualty Insurance Reserves - Gross of Reinsurance at End of Period	$829.6	$942.3
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
For the three months ended March 31, 2014, the Company reduced its property and casualty insurance reserves by $15.0 million to recognize favorable development of losses and LAE from prior accident years. Personal lines insurance losses and LAE reserves developed favorably by $14.7 million and commercial lines insurance losses and LAE reserves developed favorably by $0.3 million. The commercial lines insurance losses and LAE reserves included favorable development of $0.5 million from continuing operations and unfavorable development of $0.2 million from discontinued operations. Personal automobile insurance losses and LAE reserves developed favorably by $11.5 million, homeowners insurance losses and LAE reserves developed favorably by $2.8 million and other personal lines losses and LAE reserves developed favorably by $0.4 million. The personal lines insurance losses and LAE reserves developed favorably due primarily to the emergence of more favorable loss patterns than expected for the three most recent accident years.

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
Note 4 - Debt
The amortized cost of debt outstanding at March 31, 2014 and December 31, 2013 was:

(Dollars in Millions)	Mar 31, 2014	Dec 31, 2013
Senior Notes:
6.00% Senior Notes due May 15, 2017	$358.0	$357.9
6.00% Senior Notes due November 30, 2015	249.2	249.0
7.375% Subordinated Debentures due February 27, 2054	144.2	—
Total Debt Outstanding	$751.4	$606.9
Kemper has a four-year, $225.0 million, unsecured, revolving credit agreement, expiring March 7, 2016, with a group of financial institutions. The credit agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The credit agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance Company of America (“United Insurance”) and Trinity Universal Insurance Company (“Trinity”). Proceeds from advances under the credit agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings under the credit agreement at either March 31, 2014 or December 31, 2013.
United Insurance and Trinity are members of the Federal Home Loan Bank (“FHLB”) of Chicago and Dallas, respectively. The FHLB memberships provide United Insurance and Trinity with access to additional sources of liquidity. Effective December 31, 2013, Trinity and the FHLB of Dallas entered into agreements pursuant to which Trinity may obtain advances from the FHLB of Dallas. Effective March 18, 2014, United Insurance and the FHLB of Chicago entered into agreements pursuant to which United Insurance may obtain advances from the FHLB of Chicago. Advances from the FHLB of Dallas and Chicago are subject to collateral requirements as specified in the respective agreements with Trinity and United Insurance. There were no advances from the FHLB of Dallas or Chicago outstanding at March 31, 2014 or December 31, 2013.
On February 27, 2014, Kemper issued $150.0 million of its 7.375% subordinated debentures due February 27, 2054 (the “2054 Subordinated Debentures”). The net proceeds of the issuance were $144.2 million, net of discount and transaction costs, for an effective yield of 7.69%. The 2054 Subordinated Debentures are unsecured and are subordinated and junior to the senior indebtedness of Kemper. Interest on the 2054 Subordinated Debentures is payable quarterly. As long as no event of default has occurred, Kemper may defer interest payments on the 2054 Subordinated Debentures for up to five consecutive years without giving rise to an event of default. During a deferral period, interest will continue to accrue at the stated interest rate compounded quarterly. Kemper may redeem some or all of the 2054 Subordinated Debentures on or after February 27, 2019, at a redemption price that is equal to their principal amount plus accrued and unpaid interest. Kemper may redeem the 2054 Subordinated Debentures in whole, but not in part, at any time prior to February 27, 2019, within 90 days of the occurrence of certain tax events or rating agency events, at specified redemption prices.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4 - Debt (Continued)
Interest Expense, including facility fees, accretion of discount and amortization of issuance costs, for the three months ended March 31, 2014 and 2013 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2014	Mar 31, 2013
Notes Payable under Revolving Credit Agreement	$0.2	$0.3
Senior Notes Payable:
6.00% Senior Notes due May 15, 2017	5.5	5.5
6.00% Senior Notes due November 30, 2015	3.9	3.9
7.375% Subordinated Debentures due February 27, 2054	1.0	—
Mortgage Note Payable due September 1, 2013	—	0.1
Interest Expense before Capitalization of Interest	10.6	9.8
Capitalization of Interest	(0.3)	(0.3)
Total Interest Expense	$10.3	$9.5
Interest paid, including facility fees, for the three months ended March 31, 2014 and 2013 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2014	Mar 31, 2013
Notes Payable under Revolving Credit Agreement	$0.2	$—
Mortgage Note Payable due September 1, 2013	—	0.1
Total Interest Paid	$0.2	$0.1
Note 5 - Long-term Equity-based Compensation Plans
As of March 31, 2014, there were 8,228,184 common shares available for future grants under Kemper’s long-term equity-based compensation plan, of which 552,450 shares were reserved for future grants based on the performance level attained under the terms of outstanding performance-based restricted stock and performance-based restricted stock unit (“RSU”) awards. Equity-based compensation expense was $2.6 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. Total unamortized compensation expense related to nonvested awards at March 31, 2014 was $8.5 million, which is expected to be recognized over a weighted-average period of 1.6 years.
Outstanding equity-based compensation awards at December 31, 2013 consisted of tandem stock option and stock appreciation rights (“Tandem Awards”), time-vested restricted stock, performance-based restricted stock and deferred stock units (“DSUs”). Effective February 4, 2014, the Company began issuing time-based and performance-based RSUs. Recipients of restricted stock receive full dividend and voting rights on the same basis as all other outstanding shares of Kemper common stock. Recipients of RSUs and DSUs receive full dividend equivalents on the same basis as all other outstanding shares of Kemper common stock, but do not receive voting rights until such shares are issued. Except for equity-based compensation awards granted to each member of the Board of Directors who is not employed by the Company, all outstanding awards are subject to forfeiture until certain restrictions have lapsed.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Long-term Equity-based Compensation Plans (continued)
The Company uses the Black-Scholes option pricing model to estimate the fair value of each Tandem Award on the date of grant. The assumptions used in the Black-Scholes pricing model for Tandem Awards granted during the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	Mar 31, 2014			Mar 31, 2013
Range of Valuation Assumptions
Expected Volatility	25.76%	-	44.43%	39.10%	-	48.23%
Risk-free Interest Rate	1.07	-	2.14	0.62	-	1.38
Expected Dividend Yield	2.60	-	2.60	2.83	-	2.83
Weighted-Average Expected Life in Years
Employee Grants	4	-	7	4	-	7
Tandem Award activity for the three months ended March 31, 2014 is presented below:

	Shares Subject to Award	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value ($ in Millions)
Outstanding at Beginning of the Year	2,543,673	$41.37
Granted	252,000	36.47
Exercised	(26,375)	28.76
Forfeited or Expired	(423,546)	47.91
Outstanding at March 31, 2014	2,345,752	$39.81	4.59	$7.9
Vested and Expected to Vest at March 31, 2014	2,308,347	$39.94	4.53	$7.6
Exercisable at March 31, 2014	1,781,937	$41.78	3.22	$4.7
The weighted-average grant-date fair values of Tandem Awards granted during the three months ended March 31, 2014 and 2013 were $10.18 per option and $10.23 per option, respectively. Total intrinsic value of Tandem Awards exercised was $0.3 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively. The total tax benefit realized for tax deductions from exercises of Tandem Awards was $0.1 million for the three months ended March 31, 2014. The total tax benefit realized for tax deductions from exercises of Tandem Awards was $0.1 million for the three months ended March 31, 2013. Cash received from exercises of Tandem Awards were insignificant for each of the three month periods ended March 31, 2014 and 2013.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Long-term Equity-based Compensation Plans (continued)
Information pertaining to Tandem Awards outstanding at March 31, 2014 is presented below:

			Outstanding			Exercisable
Range of Exercise Prices			Shares Subject to Award	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Life (in Years)	Shares Subject to Tandem Award	Weighted- Average Exercise Price Per Share ($)
$10.00	-	$15.00	16,750	$13.55	4.85	16,750	$13.55
15.01	-	20.00	8,000	16.48	5.10	8,000	16.48
20.01	-	25.00	30,750	23.38	5.82	30,750	23.38
25.01	-	30.00	390,250	28.86	7.33	237,062	28.75
30.01	-	35.00	246,687	33.18	8.86	88,060	32.69
35.01	-	40.00	564,500	36.88	6.47	312,500	37.22
40.01	-	45.00	194,902	43.10	0.83	194,902	43.10
45.01	-	50.00	821,005	48.59	1.90	821,005	48.59
50.01	-	55.00	72,908	51.43	0.69	72,908	51.43
10.00	-	55.00	2,345,752	39.81	4.59	1,781,937	41.78
The grant-date fair values of time-based restricted stock and time-based RSU awards are determined using the closing price of Kemper common stock on the date of grant. Activity related to nonvested time-based restricted stock and nonvested time-based RSUs for the three months ended March 31, 2014 was as follows:

	Time-based Restricted Stock Awards		Time-based RSU Awards
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of RSUs	Weighted- Average Grant-Date Fair Value Per RSU
Nonvested Balance at Beginning of the Year	101,627	$31.48	—	$—
Granted	2,000	38.59	40,925	36.60
Vested	—	—	—	—
Forfeited	(14,476)	31.01	(700)	36.47
Nonvested Balance at End of Period	89,151	31.71	40,225	36.61

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5 - Long-term Equity-based Compensation Plans (continued)
The grant-date fair values of the performance-based restricted stock and performance-based RSU awards are determined using the Monte Carlo simulation method. Activity related to nonvested performance-based restricted stock and nonvested performance-based RSUs for the three months ended March 31, 2014 was as follows:

	Performance-based Restricted Stock Awards		Performance-based RSU Awards
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of RSUs	Weighted- Average Grant-Date Fair Value Per RSU
Nonvested Balance at Beginning of the Year	176,800	$39.54	—	$—
Granted	—	—	66,575	40.50
Vested	(54,934)	39.83	—	—
Forfeited	(3,991)	40.73	(300)	40.50
Nonvested Balance at End of Period	117,875	39.37	66,275	40.50
The initial number of shares or RSUs awarded to each participant of a performance-based award represents the shares that would vest, or, in the case of a RSU, that would vest and would be issued, if the performance level attained were to be at the “target” performance level. For performance above the target level, each participant would receive a grant of additional shares of stock up to a maximum of 100% of the initial number of shares or RSUs awarded to the participant. The final payout of these awards will be determined based on Kemper’s total shareholder return over a three-year performance period relative to a peer group comprised of all the companies in the S&P Supercomposite Insurance Index. The number of additional shares that would be granted if the Company were to meet or exceed the maximum performance levels related to the outstanding performance-based awards for the 2014, 2013, and 2012 three-year performance periods was 66,275 common shares, 58,300 common shares and 59,575 common shares, respectively, at March 31, 2014. For the 2011 three-year performance period, the Company exceeded target performance levels with a payout percentage of 118%. Accordingly, an additional 9,014 shares of stock were issued to award recipients on February 1, 2014 (the “2011 Additional Shares”).
The total fair value of the shares of restricted stock that vested during the three months ended March 31, 2014 and the 2011 Additional Shares that were issued was $2.4 million and the tax benefits for tax deductions realized from such shares was $0.8 million. The total fair value of the shares of restricted stock that vested during the three months ended March 31, 2013 and the additional shares that were issued in connection with the 2010 performance-based restricted stock awards was $2.6 million and the tax benefits for tax deductions realized from such shares was $0.9 million.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6 - Income from Continuing Operations Per Unrestricted Share
The Company’s awards of restricted stock contain rights to receive non-forfeitable dividends and participate in the undistributed earnings with common shareholders. The Company’s awards of RSUs and DSUs contain rights to receive non-forfeitable dividend equivalents and participate in the undistributed earnings with common shareholders. Accordingly, the Company is required to apply the two-class method of computing basic and diluted earnings per share. A reconciliation of the numerator and denominator used in the calculation of Basic Income from Continuing Operations Per Unrestricted Share and Diluted Income from Continuing Operations Per Unrestricted Share for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended
	Mar 31, 2014	Mar 31, 2013
(Dollars in Millions)
Income from Continuing Operations	$35.2	$58.6
Less Income from Continuing Operations Attributed to Participating Awards	0.2	0.3
Income from Continuing Operations Attributed to Unrestricted Shares	35.0	58.3
Dilutive Effect on Income of Equity-based Compensation Equivalent Shares	—	—
Diluted Income from Continuing Operations Attributed to Unrestricted Shares	$35.0	$58.3
(Number of Shares in Thousands)
Weighted-average Unrestricted Shares Outstanding	55,312.9	58,130.5
Equity-based Compensation Equivalent Shares	130.2	110.3
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	55,443.1	58,240.8
(Per Unrestricted Share in Whole Dollars)
Basic Income from Continuing Operations Per Unrestricted Share	$0.63	$1.00
Diluted Income from Continuing Operations Per Unrestricted Share	$0.63	$1.00
The number of shares of Kemper common stock that were excluded from the calculations of Equity-based Compensation Equivalent Shares and Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution for the three months ended March 31, 2014 and 2013 because the exercise prices for the options exceeded the average market price is presented below:

	Three Months Ended
(Number of Shares in Thousands)	Mar 31, 2014	Mar 31, 2013
Equity-based Compensation Equivalent Shares	1,250.1	2,277.2
Weighted-average Unrestricted Shares and Equivalent Shares Outstanding Assuming Dilution	1,250.1	2,277.2

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
The components of Other Comprehensive Income (Loss) Before Income Taxes for the three months ended March 31, 2014 and 2013 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2014	Mar 31, 2013
Other Comprehensive Income (Loss) Before Income Taxes:
Unrealized Holding Gains (Losses) Arising During the Period Before Reclassification Adjustment	$124.4	$(23.9)
Reclassification Adjustment for Amounts Included in Net Income	(4.4)	(24.1)
Unrealized Holding Gains (Losses)	120.0	(48.0)
Foreign Currency Translation Adjustments	—	(0.2)
Amortization of Unrecognized Postretirement Benefit Costs	2.0	5.4
Other Comprehensive Income (Loss) Before Income Taxes	$122.0	$(42.8)
The components of Other Comprehensive Income Tax Benefit (Expense) for the three months ended March 31, 2014 and 2013 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2014	Mar 31, 2013
Other Comprehensive Income Tax Benefit (Expense):
Unrealized Holding Gains and Losses Arising During the Period Before Reclassification Adjustment	$(43.9)	$9.6
Reclassification Adjustment for Amounts Included in Net Income	1.5	8.4
Unrealized Holding Gains and Losses	(42.4)	18.0
Foreign Currency Translation Adjustment	—	0.1
Amortization of Unrecognized Postretirement Benefit Costs	(0.7)	(1.9)
Other Comprehensive Income Tax Benefit (Expense)	$(43.1)	$16.2
The components of Accumulated Other Comprehensive Income (“AOCI”) at March 31, 2014 and December 31, 2013 were:

(Dollars in Millions)	Mar 31, 2014	Dec 31, 2013
Unrealized Gains on Investments, Net of Income Taxes:
Available for Sale Fixed Maturities with Portion of OTTI Recognized in Earnings	$0.9	$0.3
Other Net Unrealized Gains on Investments	252.5	175.5
Foreign Currency Translation Adjustments, Net of Income Taxes	0.8	0.8
Net Unrecognized Postretirement Benefit Costs, Net of Income Taxes	(40.0)	(41.3)
Accumulated Other Comprehensive Income	$214.2	$135.3

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7 - Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)
Components of AOCI were reclassified to the following lines of the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2014	Mar 31, 2013
Reclassification of AOCI from Unrealized Gains and Losses on Available For Sale Securities to:
Net Realized Gains on Sales of Investments	$5.2	$26.0
Net Impairment Losses Recognized in Earnings	(0.8)	(1.9)
Total Before Income Taxes	4.4	24.1
Income Tax Expense	(1.5)	(8.4)
Reclassification from AOCI, Net of Income Taxes	2.9	15.7
Reclassification of AOCI from Amortization of Unrecognized Postretirement Benefit Costs to:
Interest and Other Expenses	(2.0)	(5.4)
Income Tax Benefit	0.7	1.9
Reclassification from AOCI, Net of Income Taxes	(1.3)	(3.5)
Total Reclassification from AOCI to Net Income	$1.6	$12.2
Note 8 - Income Taxes
The components of Liabilities for Income Taxes at March 31, 2014 and December 31, 2013 were:

(Dollars in Millions)	Mar 31, 2014	Dec 31, 2013
Current Income Tax Liabilities	$1.2	$1.5
Deferred Income Tax Liabilities	22.7	—
Unrecognized Tax Benefits	6.7	6.8
Liabilities for Income Taxes	$30.6	$8.3
Income taxes paid were $6.4 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9 - Pension Benefits and Postretirement Benefits Other Than Pensions
The components of Pension Expense for the three months ended March 31, 2014 and 2013 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2014	Mar 31, 2013
Service Cost Earned	$2.2	$2.7
Interest Cost on Projected Benefit Obligation	6.2	5.5
Expected Return on Plan Assets	(8.7)	(7.4)
Amortization of Accumulated Unrecognized Actuarial Loss	2.3	5.9
Total Pension Expense Recognized	$2.0	$6.7
The components of Postretirement Benefits Other than Pensions Expense for the three months ended March 31, 2014 and 2013 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2014	Mar 31, 2013
Service Cost on Benefits Earned	$0.1	$0.1
Interest Cost on Projected Benefit Obligation	0.3	0.3
Amortization of Accumulated Unrecognized Actuarial Gain	(0.3)	(0.3)
Total Postretirement Benefits Other than Pensions Expense	$0.1	$0.1
Note 10 - Business Segments
The Company is engaged, through its subsidiaries, in the property and casualty insurance and life and health insurance businesses. The Company conducts its operations through two operating segments: Property & Casualty Insurance and Life & Health Insurance.
The Property & Casualty Insurance segment’s principal products are personal automobile insurance, both standard and non-standard risk, homeowners insurance, other personal insurance and commercial automobile insurance. These products are primarily distributed through independent agents, employer-sponsored voluntary benefit programs and other affinity relationships. The Life & Health Insurance segment’s principal products are individual life, accident, health and property insurance. These products are distributed by career agents employed by the Company as well as exclusive and non-exclusive independent agents.
Earned Premiums by product line for the three months ended March 31, 2014 and 2013 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2014	Mar 31, 2013
Life	$97.6	$97.9
Accident and Health	38.8	40.2
Property and Casualty:
Personal Lines:
Automobile	216.3	245.7
Homeowners	79.7	80.4
Other Personal	32.1	33.6
Total Personal Lines	328.1	359.7
Commercial Automobile	13.1	12.1
Total Earned Premiums	$477.6	$509.9

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Business Segments (continued)
Segment Revenues for the three months ended March 31, 2014 and 2013 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2014	Mar 31, 2013
Revenues:
Property & Casualty Insurance:
Earned Premiums	$322.3	$352.1
Net Investment Income	17.6	25.1
Other Income	0.1	0.2
Total Property & Casualty Insurance	340.0	377.4
Life & Health Insurance:
Earned Premiums	155.3	157.8
Net Investment Income	50.2	53.0
Total Life & Health Insurance	205.5	210.8
Total Segment Revenues	545.5	588.2
Net Realized Gains on Sales of Investments	6.6	26.9
Net Impairment Losses Recognized in Earnings	(0.8)	(1.9)
Other	3.3	2.7
Total Revenues	$554.6	$615.9
Segment Operating Profit for the three months ended March 31, 2014 and 2013 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2014	Mar 31, 2013
Segment Operating Profit:
Property & Casualty Insurance	$19.3	$40.2
Life & Health Insurance	34.6	31.9
Total Segment Operating Profit	53.9	72.1
Corporate and Other Operating Loss	(7.8)	(12.5)
Total Operating Profit	46.1	59.6
Net Realized Gains on Sales of Investments	6.6	26.9
Net Impairment Losses Recognized in Earnings	(0.8)	(1.9)
Income from Continuing Operations before Income Taxes	$51.9	$84.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10 - Business Segments (continued)
Segment Net Operating Income for the three months ended March 31, 2014 and 2013 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2014	Mar 31, 2013
Segment Net Operating Income:
Property & Casualty Insurance	$14.4	$29.0
Life & Health Insurance	22.1	21.2
Total Segment Net Operating Income	36.5	50.2
Corporate and Other Net Operating Loss	(5.0)	(7.9)
Consolidated Net Operating Income	31.5	42.3
Unallocated Net Income (Loss) From:
Net Realized Gains on Sales of Investments	4.2	17.5
Net Impairment Losses Recognized in Earnings	(0.5)	(1.2)
Income from Continuing Operations	$35.2	$58.6

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements
The Company classifies its investments in Fixed Maturities and Equity Securities as available for sale and reports these investments at fair value. The Company classifies certain investments in mutual funds included in Other Investments as trading securities and reports these investments at fair value. The Company has no material liabilities that are measured and reported at fair value.
The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at March 31, 2014 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$119.5	$237.8	$—	$357.3
States and Political Subdivisions	—	1,364.1	—	1,364.1
Corporate Securities:
Bonds and Notes	—	2,460.8	379.4	2,840.2
Redeemable Preferred Stocks	—	—	7.5	7.5
Collateralized Loan Obligations	—	—	45.0	45.0
Other Mortgage and Asset-backed	—	1.6	3.8	5.4
Total Investments in Fixed Maturities	119.5	4,064.3	435.7	4,619.5
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	83.5	5.0	88.5
Other Industries	—	10.7	15.7	26.4
Common Stocks:
Manufacturing	94.2	7.7	3.9	105.8
Other Industries	73.9	2.2	13.5	89.6
Other Equity Interests:
Exchange Traded Funds	150.7	—	—	150.7
Limited Liability Companies and Limited Partnerships	—	—	187.3	187.3
Total Investments in Equity Securities	318.8	104.1	225.4	648.3
Other Investments:
Trading Securities	4.9	—	—	4.9
Total	$443.2	$4,168.4	$661.1	$5,272.7
At March 31, 2014, the Company had unfunded commitments to invest an additional $116.1 million in certain limited liability investment companies and limited partnerships that will be included in Other Equity Interests.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
The valuation of assets measured at fair value in the Company’s Condensed Consolidated Balance Sheet at December 31, 2013 is summarized below:

	Fair Value Measurements
(Dollars in Millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed Maturities:
U.S. Government and Government Agencies and Authorities	$121.2	$241.0	$—	$362.2
States and Political Subdivisions	—	1,361.0	—	1,361.0
Corporate Securities:
Bonds and Notes	—	2,429.6	364.1	2,793.7
Redeemable Preferred Stocks	—	—	7.4	7.4
Collateralized Loan Obligations	—	—	44.7	44.7
Other Mortgage and Asset-backed	—	1.5	4.5	6.0
Total Investments in Fixed Maturities	121.2	4,033.1	420.7	4,575.0
Equity Securities:
Preferred Stocks:
Finance, Insurance and Real Estate	—	80.8	5.0	85.8
Other Industries	—	10.5	13.9	24.4
Common Stocks:
Manufacturing	95.1	7.3	2.2	104.6
Other Industries	71.7	2.2	11.0	84.9
Other Equity Interests:
Exchange Traded Funds	124.9	—	—	124.9
Limited Liability Companies and Limited Partnerships	—	—	173.9	173.9
Total Investments in Equity Securities	291.7	100.8	206.0	598.5
Other Investments:
Trading Securities	5.0	—	—	5.0
Total	$417.9	$4,133.9	$626.7	$5,178.5
The Company’s investments in Fixed Maturities that are classified as Level 1 in the two preceding tables primarily consist of U.S. Treasury Bonds and Notes. The Company’s investments in Equity Securities that are classified as Level 1 in the two preceding tables consist of either investments in publicly-traded common stocks or exchange traded funds. The Company’s investments in Fixed Maturities that are classified as Level 2 in the two preceding tables primarily consist of investments in corporate bonds, states and political subdivisions, and bonds and mortgage-backed securities of U.S. government agencies. The Company’s investments in Equity Securities that are classified as Level 2 in the two preceding tables primarily consist of investments in preferred stocks. The Company uses a leading, nationally recognized provider of market data and analytics to price the vast majority of the Company’s Level 2 measurements. The provider utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information. Because many fixed maturity securities do not trade on a daily basis, the provider’s evaluated pricing applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, the provider uses model processes to develop prepayment and interest rate scenarios. The pricing provider’s models and processes also take into account market convention. For each asset class, teams of its evaluators gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models. The Company generally validates the measurements obtained from its primary pricing provider by comparing

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
them with measurements obtained from one additional pricing provider that provides either prices from recent market transactions or quotes in inactive markets or evaluations based on its own proprietary models.
The Company investigates significant differences related to the values provided. On completion of its investigation, management exercises judgment to determine the price selected and whether adjustments, if any, to the price obtained from the Company’s primary pricing provider would warrant classification of the price as Level 3. In instances where a measurement cannot be obtained from either pricing provider, the Company generally will evaluate bid prices from one or more binding quotes obtained from market makers to value investments in inactive markets and classified by the Company as Level 2. The Company generally classifies securities when it receives non-binding quotes or indications as Level 3 securities unless the Company can validate the quote or indication against recent transactions in the market. For securities classified as Level 3, the Company either uses valuations provided by third party fund managers, third party appraisers, the Company’s own internal valuations or net asset values provided for Limited Liability Companies and Limited Partnerships. These valuations typically employ various valuation techniques, including earnings multiples based on comparable public securities, comparable market yields as well as industry-specific non-earnings based multiples or discounted cash flow models. Valuations classified as Level 3 by the Company generally consist of investments in various private placement securities of non-rated entities. In rare cases, if the private placement security has only been outstanding for a short amount of time, the Company, after considering the initial assumptions used in acquiring an investment, considers the original purchase price as representative of the fair value.
The majority of Investments in Fixed Maturities that are classified as Level 3 are priced using a market yield approach. A market yield approach uses a risk-free rate plus a credit spread depending on the underlying credit profile of the security. For floating rate securities, the risk-free rate used in the market yield is the contractual floating rate of the security. For each individual security, the Company or the Company’s third party appraiser gathers information from market sources, relevant credit information, perceived market movements and sector news and determines an appropriate market yield for each security. The market yield selected is then used to discount the estimated future cash flows of the security to determine the fair value. The Company separately evaluates market yields based upon asset class to assess the reasonableness of the recorded fair value. For Non-investment grade Investments in Fixed Maturities that are classified as Level 3, the two primary asset classes are senior debt and junior debt. Senior debt includes those securities that receive first priority in a liquidation and junior debt includes any fixed maturity security with other than first priority in a liquidation.
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at March 31, 2014.

(Dollars in Millions)	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted Average Yield
Investment Grade	Market Yield	$113.1	0.7%	-	5.6%	4.0%
Non-investment Grade:
Senior Debt	Market Yield	104.9	4.6	-	15.6	8.6
Junior Debt	Market Yield	153.5	9.5	-	26.1	14.8
Collateralized Loan Obligations	Market Yield	45.0	3.1	-	6.5	4.2
Other	Various	19.2
Total Fixed Maturity Investments in Corporate Securities		$435.7

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
The table below presents quantitative information about the significant unobservable inputs utilized by the Company in determining fair values for fixed maturity investments in corporate securities classified as Level 3 at December 31, 2013.

DOLLARS IN MILLIONS	Unobservable Input	Total Fair Value	Range of Unobservable Inputs			Weighted Average Yield
Investment Grade	Market Yield	$108.5	1.0%	-	6.0%	4.3%
Non-investment Grade:
Senior Debt	Market Yield	93.9	4.2	-	15.6	8.6
Junior Debt	Market Yield	153.5	8.8	-	26.6	14.2
Collateralized Loan Obligations	Market Yield	44.7	3.2	-	6.8	4.3
Other Debt	Various	20.1
Total Fixed Maturity Investments in Corporate Securities		$420.7
For an investment in a fixed maturity security, an increase in the yield used to determine the fair value of the security will decrease the fair value of the security. A decrease in the yield used to determine fair value will increase the fair value of the security, but the fair value increase is generally limited to par if the security is currently callable.
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2014 is presented below:

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$364.1	$7.4	$44.7	$4.5	$32.1	$173.9	$626.7
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	0.1	—	—	0.1	—	0.2	0.4
Included in Other Comprehensive Income	2.5	0.2	0.3	—	3.4	6.9	13.3
Purchases	48.3	—	—	—	2.6	12.3	63.2
Settlements	(24.8)	(0.1)	—	(0.8)	—	(5.3)	(31.0)
Sales	(10.2)	—	—	—	—	(0.7)	(10.9)
Transfers out of Level 3	(0.6)	—	—	—	—	—	(0.6)
Balance at End of Period	$379.4	$7.5	$45.0	$3.8	$38.1	$187.3	$661.1
The Company’s policy is to recognize transfers between levels as of the end of the reporting period. There were no transfers between Levels 1 and 2 or Levels 1 and 3 for the three months ended March 31, 2014. The transfers into and out of Level 3 for the three months ended March 31, 2014 were due to changes in the availability of market observable inputs.

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11 - Fair Value Measurements (continued)
Information by security type pertaining to the changes in the fair value of the Company’s investments classified as Level 3 for the three months ended March 31, 2013 is presented below:

	Fixed Maturities				Equity Securities
(Dollars in Millions)	Corporate Bonds and Notes	Redeemable Preferred Stocks	Collateralized Loan Obligations	Other Mortgage and Asset- backed	Preferred and Common Stocks	Other Equity Interests	Total
Balance at Beginning of Period	$361.0	$4.7	$—	$0.1	$13.3	$141.3	$520.4
Total Gains (Losses):
Included in Condensed Consolidated Statement of Income	(0.8)	(0.3)	—	—	—	(0.2)	(1.3)
Included in Other Comprehensive Income	(3.8)	—	(0.1)	(0.2)	1.5	(2.3)	(4.9)
Purchases	38.7	—	24.5	4.5	0.1	10.5	78.3
Settlements	(45.8)	—	—	—	—	(5.4)	(51.2)
Sales	—	—	—	—	(0.3)	—	(0.3)
Transfers into Level 3	—	—	—	2.4	—	—	2.4
Transfers out of Level 3	(5.8)	—	—	—	—	—	(5.8)
Balance at End of Period	$343.5	$4.4	$24.4	$6.8	$14.6	$143.9	$537.6
There were no transfers between Levels 1 and 2 or Levels 1 and 3 for the three months ended March 31, 2013. Transfers into and out of Level 3 for the three months ended March 31, 2013 were due to changes in the availability of market observable inputs.
The fair value of Debt is estimated using quoted prices for similar liabilities in markets that are not active. The inputs used in the valuation are considered Level 2 measurements. The fair value of Short-term Investments is estimated using inputs that are considered either Level 1 or Level 2 measurements.

Note 12 - Contingencies
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
Legislation has been enacted in Indiana, Kentucky, Maryland, Montana, Nevada, New York, North Dakota and Vermont, with varying effective dates (the “DMF Statutes”), that requires life insurance companies to compare on a regular basis their records for all in-force policies (including those policies issued prior to the effective dates of the legislation) against the database of reported deaths maintained by the Social Security Administration or a comparable database (a “Death Master File”). Iowa also recently passed such a statute which is awaiting signature by the Iowa governor. In contrast, New Mexico has enacted legislation that also requires such comparisons, but exempts life insurance companies, like Kemper’s life insurance subsidiaries (the “Life Companies”), that have not previously utilized a Death Master File, and instead only requires that such companies conduct Death Master File comparisons for life insurance policies issued and delivered in New Mexico after the legislation’s effective date. Likewise, Alabama, Georgia and Mississippi have enacted statutes that require such comparisons, but only with respect to policies issued on or after their respective effective dates, without regard to prior Death Master File use. The legislature in Tennessee has passed a statute, which is awaiting signature by the Tennessee governor, substantially similar to that in New Mexico. In November 2012, certain of the Life Companies filed a declaratory judgment action in Kentucky state

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Contingencies (Continued)
court, asking the court to construe the Kentucky DMF Statute to apply only prospectively - i.e., only with respect to those life insurance policies issued in Kentucky on or after the effective date of the Kentucky DMFStatute - consistent with what the Life Companies believe are the requirements of applicable Kentucky statutory law and state and federal constitutional provisions. In April 2013, the trial court denied the subject Life Companies’ motion for summary judgment and held that the requirements of the Kentucky DMF Statute apply to life insurance policies issued before the statute’s January 1, 2013 effective date. The subject Life Companies believe that the court did not correctly apply governing law and have appealed the trial court’s decision. The Kentucky Court of Appeals has issued a stay of enforcement of the Kentucky DMF Statute against the subject Life Companies’ policies issued prior to the statute’s effective date pending the appeal. A decision by the Kentucky Court of Appeals is unlikely before the first quarter of 2015.
In July 2013, certain of the Life Companies filed a declaratory judgment action in state court in Maryland, asking the court to construe the Maryland DMF Statute to apply only to policies issued in Maryland after the effective date of the statute, consistent with what the Life Companies believe are the requirements of the Maryland Constitution and the Contract Clause of the United States Constitution. The Maryland Insurance Administration filed a motion to dismiss the action, contending that the subject Life Companies were required to exhaust their administrative remedies before filing their action in the trial court. In March 2014, the trial court granted the State’s motion. The Life Companies have appealed the trial court’s ruling. A decision by the Maryland Court of Special Appeals is unlikely before the second quarter of 2015. The Maryland appellate courts have declined to stay enforcement of the Maryland DMF Statute pending the appeal, and the Life Companies have begun the process of complying with the Maryland DMF Statute while they continue to pursue their appeal.
The Life Companies are the subject of an unclaimed property compliance audit (the “Treasurers’ Audit”) being conducted by a private audit firm retained by the treasurers/controllers of thirty-eight states (the “Audit Firm”). In July 2013, the California State Controller (the “CA Controller”) filed a complaint for injunctive relief against the Life Companies in state court in California, seeking an order requiring the Life Companies to produce all of their in-force policy records to the Audit Firm to enable the firm to perform a comparison of such records against a Death Master File and to ascertain whether any of the insureds under such policies may be deceased. In December 2013, the CA Controller filed a motion for preliminary injunction seeking the same relief. A hearing on that motion has been continued by the court until November 2014. As described below, the Life Companies have filed a counterclaim in this case against the CA Controller.
The Life Companies are the subject of a multi-state market conduct examination by six state insurance regulators that is focused on the Life Companies’ claim settlement and policy administration practices, and specifically their compliance with state unclaimed property statutes (the “Multi-State Exam”). The Multi-State Exam was originated in June 2012 as a single-state examination by the Illinois Director of Insurance. Insurance regulators from five additional states -- California, Florida, Pennsylvania, New Hampshire and North Dakota -- joined the examination in May 2013. In July 2013, the Life Companies received requests from the Illinois Department of Insurance, as the managing lead state for the Multi-State Exam, for a significant volume of additional information, including their records of in-force policies and other information of the type previously requested by the Audit Firm as part of the Treasurers’ Audit and which is the subject of the CA Controller’s complaint.
In September 2013, certain of the Life Companies filed declaratory judgment actions against the insurance regulators in the states of California, Florida, Illinois and Pennsylvania, asking the courts in those states to declare that applicable law does not require life insurers to search a Death Master File to ascertain whether insureds are deceased. The subject Life Companies are also asking the courts to declare that regulators in those states do not have the legal authority to (i) obtain life insurers’ policy records for the purpose of comparing those records against a Death Master File, and/or (ii) impose payment obligations on life insurers before a claim and due proof of death have been submitted. The declaratory judgment action in California was filed as a counterclaim to the CA Controller’s complaint, joining the California Insurance Commissioner and the Audit Firm as parties to the counterclaim. The CA Controller has filed a motion to dismiss the Life Companies’ counterclaim, contending that the Life Companies’ request for a declaratory judgment is premature and not ripe for adjudication. A hearing on that motion has been continued until November 2014. The Illinois Department of Insurance has filed a motion to dismiss the Illinois action, on the grounds that the Life Companies’ request for a declaratory judgment is premature and, alternatively, that the Life Companies must exhaust administrative remedies before pursuing such relief in the courts. A hearing on that motion is currently scheduled for May 29, 2014. The actions against the insurance regulators in the states of California, Florida, and Pennsylvania are stayed by agreement of the parties pending the outcome of the Illinois action.
The results of the Treasurers’ Audit, Multi-State Exam and the various litigation described above cannot currently be predicted. The Life Companies continue to maintain that states lack the legal authority to establish new requirements that have the effect

KEMPER CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12 - Contingencies (Continued)
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
Note 13 - Related Parties
Mr. Christopher B. Sarofim, a director of Kemper, is Vice Chairman of Fayez Sarofim & Co. (“FS&C”), a registered investment advisory firm. Kemper’s subsidiary, Trinity, had $155.7 million in assets managed by FS&C at March 31, 2014 under an agreement with FS&C whereby FS&C provides investment management services with respect to certain assets of Trinity. Investment expenses incurred in connection with such agreement were $0.1 million for each of the three month periods ended March 31, 2014 and 2013.
FS&C also provides investment management services with respect to certain funds of the Company’s defined benefit pension plan. The Company’s defined benefit pension plan had $149.2 million in assets managed by FS&C at March 31, 2014 under an agreement with FS&C whereby FS&C provides investment management services. Investment expenses incurred in connection with such agreement were $0.1 million for each of the three month periods ended March 31, 2014 and 2013.
With respect to the Company’s defined contribution plans, one of the alternative investment choices afforded to participating employees is the Dreyfus Appreciation Fund, an open-end, diversified managed investment fund. FS&C provides investment management services to the Dreyfus Appreciation Fund as a sub-investment advisor. The Company does not compensate FS&C for services provided to the Dreyfus Appreciation Fund. Participants in the Company’s defined contribution plans had allocated $22.4 million for investment in the Dreyfus Appreciation Fund at March 31, 2014, representing 6.3% of the total amount invested in the Company’s defined contribution plans at March 31, 2014.
The Company believes that the services described above have been provided on terms no less favorable to the Company than could have been negotiated with non-affiliated third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Results
Net Income
Net Income was $35.1 million ($0.63 per unrestricted common share) for the three months ended March 31, 2014, compared to $58.4 million ($1.00 per unrestricted common share) for the same period in 2013.
Income from Continuing Operations was $35.2 million ($0.63 per unrestricted common share) for the three months ended March 31, 2014, compared to $58.6 million ($1.00 per unrestricted common share) for the same period in 2013.
A reconciliation of Segment Net Operating Income to Net Income for the three months ended March 31, 2014 and 2013 is presented below:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2014	Mar 31, 2013	Increase (Decrease)
Segment Net Operating Income:
Property & Casualty Insurance	$14.4	$29.0	$(14.6)
Life & Health Insurance	22.1	21.2	0.9
Total Segment Net Operating Income	36.5	50.2	(13.7)
Corporate and Other Net Operating Loss	(5.0)	(7.9)	2.9
Consolidated Net Operating Income	31.5	42.3	(10.8)
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	4.2	17.5	(13.3)
Net Impairment Losses Recognized in Earnings	(0.5)	(1.2)	0.7
Income from Continuing Operations	35.2	58.6	(23.4)
Loss from Discontinued Operations	(0.1)	(0.2)	0.1
Net Income	$35.1	$58.4	$(23.3)
Revenues
Earned Premiums were $477.6 million for the three months ended March 31, 2014, compared to $509.9 million for the same period in 2013, a decrease of $32.3 million. Earned Premiums for the three months ended March 31, 2014 decreased by $29.8 million and $2.5 million in the Property & Casualty Insurance and Life & Health Insurance segments, respectively.
Net Investment Income decreased by $9.7 million for the three months ended March 31, 2014, compared to the same period in 2013, due primarily to lower income from Equity Method Limited Liability Investments, lower interest and dividends on Fixed Maturities and lower dividends on Equity Securities.
Net Realized Gains on Sales of Investments were $6.6 million for the three months ended March 31, 2014, compared to $26.9 million for the same period in 2013. Net Impairment Losses Recognized in Earnings were $0.8 million for the three months ended March 31, 2014, compared to $1.9 million for the same period in 2013. The Company cannot predict if or when similar investment gains or losses may occur in the future.
Non-GAAP Financial Measures
Underlying Losses and LAE and Underlying Combined Ratio
The following discussion for the Property & Casualty Insurance segment uses the non-GAAP financial measures of (i) Underlying Losses and LAE and (ii) Underlying Combined Ratio. Underlying Losses and LAE (also referred to in the discussion as “Current Year Non-catastrophe Losses and LAE”) exclude the impact of catastrophe losses, and loss and LAE reserve development from prior years from the Company’s Incurred Losses and LAE, which is the most directly comparable GAAP financial measure. The Underlying Combined Ratio is computed by adding the Current Year Non-catastrophe Losses and LAE Ratio with the Incurred Expense Ratio. The most directly comparable GAAP financial measure is the combined ratio, which uses total incurred losses and LAE, including the impact of catastrophe losses, and loss and LAE reserve development from prior years. The Company believes Underlying Losses and LAE and the Underlying Combined Ratio are useful to investors and are used by management to reveal the trends in the Company’s Property & Casualty Insurance segment that may be obscured by catastrophe losses and prior year reserve development. These catastrophe losses may cause the Company’s loss trends to vary significantly between periods as a result of their incidence of occurrence and magnitude and can have a significant impact on incurred losses and LAE and the combined ratio. Prior year reserve developments are caused by unexpected loss development on historical reserves. Because reserve development relates to the re-estimation of losses from earlier periods, it has no bearing on the performance of the Company’s insurance products in the current period. The Company believes it is useful for investors to evaluate these components separately and in the aggregate when reviewing the Company’s underwriting performance.
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
A reconciliation of Consolidated Net Operating Income to Income from Continuing Operations for the three months ended March 31, 2014 and 2013 is presented below:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2014	Mar 31, 2013
Consolidated Net Operating Income	$31.5	$42.3
Net Income (Loss) From:
Net Realized Gains on Sales of Investments	4.2	17.5
Net Impairment Losses Recognized in Earnings	(0.5)	(1.2)
Income from Continuing Operations	$35.2	$58.6
There were no applicable significant non-recurring items that the Company excluded from the calculation of Consolidated Net Operating Income for the three months ended March 31, 2014 or 2013.
The preceding non-GAAP financial measures should not be considered a substitute for the comparable GAAP financial measures, as they do not fully recognize the overall profitability of the Company’s businesses.

Property & Casualty Insurance
Selected financial information for the Property & Casualty Insurance segment follows:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2014	Mar 31, 2013
Net Premiums Written	$304.3	$345.4
Earned Premiums:
Personal Automobile	$216.3	$245.7
Homeowners	79.7	80.4
Other Personal	13.2	13.9
Total Personal Lines	309.2	340.0
Commercial Automobile	13.1	12.1
Total Earned Premiums	322.3	352.1
Net Investment Income	17.6	25.1
Other Income	0.1	0.2
Total Revenues	340.0	377.4
Incurred Losses and LAE related to:
Current Year:
Non-catastrophe Losses and LAE	230.4	251.1
Catastrophe Losses and LAE	16.0	8.7
Prior Years:
Non-catastrophe Losses and LAE	(12.7)	(12.0)
Catastrophe Losses and LAE	(2.7)	(1.5)
Total Incurred Losses and LAE	231.0	246.3
Insurance Expenses	89.7	90.9
Operating Profit	19.3	40.2
Income Tax Expense	(4.9)	(11.2)
Segment Net Operating Income	$14.4	$29.0

Ratios Based On Earned Premiums
Current Year Non-catastrophe Losses and LAE Ratio	71.4%	71.3%
Current Year Catastrophe Losses and LAE Ratio	5.0	2.5
Prior Years Non-catastrophe Losses and LAE Ratio	(3.9)	(3.4)
Prior Years Catastrophe Losses and LAE Ratio	(0.8)	(0.4)
Total Incurred Loss and LAE Ratio	71.7	70.0
Incurred Expense Ratio	27.8	25.8
Combined Ratio	99.5%	95.8%
Underlying Combined Ratio
Current Year Non-catastrophe Losses and LAE Ratio	71.4%	71.3%
Incurred Expense Ratio	27.8	25.8
Underlying Combined Ratio	99.2%	97.1%
Non-GAAP Measure Reconciliation
Underlying Combined Ratio	99.2%	97.1%
Current Year Catastrophe Losses and LAE Ratio	5.0	2.5
Prior Years Non-catastrophe Losses and LAE Ratio	(3.9)	(3.4)
Prior Years Catastrophe Losses and LAE Ratio	(0.8)	(0.4)
Combined Ratio as Reported	99.5%	95.8%

Catastrophe Frequency and Severity

	Three Months Ended
	Mar 31, 2014		Mar 31, 2013
(Dollars in Millions)	Number of Events	Losses and LAE	Number of Events	Losses and LAE
Range of Losses and LAE Per Event:
Below $5	6	$9.1	4	$8.7
$5 - $10	1	6.9	—	—
Total	7	$16.0	4	$8.7
Insurance Reserves

(Dollars in Millions)	Mar 31, 2014	Dec 31, 2013
Insurance Reserves:
Automobile	$568.9	$595.1
Homeowners	114.4	99.9
Other	47.9	47.6
Insurance Reserves	$731.2	$742.6
Insurance Reserves:
Loss Reserves:
Case	$468.1	$471.2
Incurred But Not Reported	164.2	169.0
Total Loss Reserves	632.3	640.2
LAE Reserves	98.9	102.4
Insurance Reserves	$731.2	$742.6
In the first quarter of 2014, the Company realigned its property and casualty insurance businesses. As a result of the realignment, the property and casualty insurance businesses are being reported as a single business segment named the Property & Casualty Insurance segment. The Company has reclassified certain prior year amounts in its segment results in the Condensed Consolidated Financial Statements to conform to the current year presentation.
Overall
Earned Premiums in the Property & Casualty Insurance segment decreased by $29.8 million for the three months ended March 31, 2014, compared to the same period in 2013. The decrease was driven primarily by personal automobile insurance, which decreased by $29.4 million as lower volume accounted for a decrease of $42.8 million in earned premiums, while higher average premium accounted for an increase of $13.4 million in earned premiums. The run-off of the direct-to-consumer business accounted for approximately 25% of the decrease in earned premiums attributed to lower volume. Earned premiums in homeowners decreased slightly as lower volume accounted for a decrease of $10.5 million in earned premiums, while higher average premium accounted for an increase of $9.8 million in earned premiums. Earned premiums in other personal insurance decreased slightly as lower volume was partially offset by higher average premium. Commercial automobile insurance increased by $1.0 million as higher volume accounted for an increase of $1.3 million, while lower average premium decreased earned premiums by $0.3 million due to a mix shift toward lower weight class vehicles and lower limit policies.
Net Investment Income in the Property & Casualty Insurance segment decreased by $7.5 million for the three months ended March 31, 2014, compared to the same period in 2013, due primarily to lower net investment income from Equity Method Limited Liability Investments, lower dividends on equity securities, lower yields on investments in fixed maturities and lower levels of investments allocated to the Property & Casualty Insurance segment. The Property & Casualty Insurance segment reported net investment income from Equity Method Limited Liability Investments of $2.5 million in 2014, compared to $5.8 million in 2013.
The Property & Casualty Insurance segment reported Segment Net Operating Income of $14.4 million for the three months ended March 31, 2014, compared to $29.0 million for the same period in 2013. Segment Net Operating Income decreased by$14.6 million due primarily to lower net investment income, higher incurred catastrophe losses and LAE and higher insurance expenses as a percentage of earned premiums. Underlying losses and LAE as a percentage of earned premiums were relatively flat in 2014, compared to 2013, as personal automobile insurance improved, while homeowners insurance, commercial automobile insurance and other personal insurance deteriorated. Underlying incurred losses and LAE exclude the impact of catastrophes and loss and LAE reserve development. Catastrophe losses and LAE (excluding development) were $16.0 million in 2014, compared to $8.7 million in 2013. The increase of $7.3 million was due primarily to an increase in the number of catastrophic events and, to a lesser extent, an increase in the average severity of each event. Favorable loss and LAE reserve development (including catastrophe development) was $15.4 million in 2014, compared to $13.5 million in 2013. Insurance expenses decreased by $1.2 million in 2014 compared to 2013, but increased as a percentage of earned premiums from 25.8% in 2013 to 27.8% in 2014 due primarily to lower earned premiums to absorb fixed costs and an increase in legal expenses. The Property & Casualty Insurance segment’s effective income tax rate differs from the federal statutory income tax rate due primarily to tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $5.5 million for the three months ended March 31, 2014, compared to $8.3 million for the same period in 2013.
Analysis of Losses and LAE by Product
Personal automobile insurance incurred losses and LAE were $152.5 million, or 70.5% of personal automobile insurance earned premiums, for the three months ended March 31, 2014, compared to $182.6 million, or 74.3% of personal automobile insurance earned premiums, for the same period in 2013. Personal automobile insurance incurred losses and LAE as a percentage of personal automobile earned premiums decreased due primarily to a higher level of favorable loss and LAE reserve development, lower underlying losses and LAE as a percentage of personal automobile insurance earned premium and lower incurred catastrophe losses and LAE (excluding development). Favorable loss and LAE reserve development was $11.5 million in 2014, compared to favorable loss and LAE reserve development of $6.8 million in 2013. Catastrophe losses and LAE (excluding development) were $0.9 million in 2014, compared to $2.5 million in 2013. Underlying losses and LAE as a percentage of personal automobile insurance earned premiums were 75.4% in 2014, compared to 76.1% in 2013, an improvement of 0.7 percentage points. Underlying loss and LAE as a percentage of personal automobile insurance earned premiums improved due primarily to the impact of rate actions taken by the Company on average premium and lower frequency of bodily injury claims, partially offset by higher severity of losses on most coverages and higher frequency of property damage and collision claims.
Homeowners insurance incurred losses and LAE were $60.6 million, or 76.0% of homeowners insurance earned premiums, for the three months ended March 31, 2014, compared to $48.6 million, or 60.4% of homeowners insurance earned premiums, for the same period in 2013. Homeowners insurance incurred losses and LAE as a percentage of homeowners insurance earned premiums increased due primarily to higher incurred catastrophe losses and LAE (excluding development), a lower level of favorable loss and LAE reserve development and, to a lesser extent, higher underlying losses and LAE as a percentage of homeowners insurance earned premiums. Catastrophe losses and LAE (excluding development) were $14.3 million in 2014, compared to $6.0 million in 2013. Favorable loss and LAE reserve development was $2.8 million in 2014, compared to $6.2 million in 2013. Underlying losses and LAE as a percentage of homeowners insurance earned premiums were 61.6% in 2014, compared to 60.6% in 2013. Underlying losses and LAE as a percentage of homeowners insurance earned premiums increased due primarily to higher frequency of claims, partially offset by higher average premium and lower severity of losses.
Commercial automobile insurance incurred losses and LAE were $10.6 million, or 80.9% of commercial automobile insurance earned premiums, for the three months ended March 31, 2014, compared to $10.1 million, or 83.5% of commercial automobile insurance earned premiums, for the same period in 2013. Commercial automobile insurance incurred losses and LAE as a percentage of commercial automobile earned premiums decreased due primarily to a favorable impact from the change in the level of loss and LAE reserve development, partially offset by higher underlying losses and LAE as a percentage of commercial automobile insurance earned premiums. Favorable loss and LAE reserve development was $0.5 million in 2014, compared to adverse loss and LAE reserve development of $0.7 million in 2013. Underlying losses and LAE as a percentage of commercial automobile insurance earned premiums were 84.7% in 2014, compared to 77.7% in 2013. Underlying losses and LAE as a percentage of commercial automobile insurance earned premiums increased due primarily to higher frequency of property damage and collision claims, lower average premium and increased large loss activity, particularly in bodily injury claims.
Other personal insurance incurred losses and LAE were $7.3 million, or 55.3% of other personal insurance earned premiums, for the three months ended March 31, 2014, compared to $5.0 million, or 36.0% of other personal insurance earned premiums, for the same period in 2013. Other personal insurance incurred losses and LAE as a percentage of other personal insurance earned premiums increased due primarily to higher underlying losses and LAE as a percentage of other personal insurance earned premiums, higher catastrophe losses and LAE (excluding development) and a lower level of favorable loss and LAE reserve development. Underlying losses and LAE as a percentage of other personal insurance earned premiums were 53.7% in 2014, compared to 43.2% in 2013. Underlying losses and LAE as a percentage of other personal insurance earned premiums increased due primarily to higher severity of umbrella insurance losses. Catastrophe losses and LAE (excluding development)

were $0.8 million in 2014, compared to $0.2 million in 2013. Favorable loss and LAE reserve development was $0.6 million in 2014, compared to $1.2 million in 2013.
See MD&A, “Critical Accounting Estimates,” of the 2013 Annual Report for additional information pertaining to the Company’s process of estimating property and casualty insurance reserves for losses and LAE, development of property and casualty insurance losses and LAE, estimated variability of property and casualty insurance reserves for losses and LAE, and a discussion of some of the variables that may impact development of property and casualty insurance losses and LAE and the estimated variability of property and casualty insurance reserves for losses and LAE.
Life & Health Insurance
Selected financial information for the Life & Health Insurance segment follows:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2014	Mar 31, 2013
Earned Premiums:
Life	$97.6	$97.9
Accident and Health	38.8	40.2
Property	18.9	19.7
Total Earned Premiums	155.3	157.8
Net Investment Income	50.2	53.0
Total Revenues	205.5	210.8
Policyholders’ Benefits and Incurred Losses and LAE	97.0	102.9
Insurance Expenses	73.9	76.0
Operating Profit	34.6	31.9
Income Tax Expense	(12.5)	(10.7)
Segment Net Operating Income	$22.1	$21.2
Insurance Reserves

(Dollars in Millions)	Mar 31, 2014	Dec 31, 2013
Insurance Reserves:
Future Policyholder Benefits	$3,173.8	$3,157.7
Incurred Losses and LAE Reserves:
Life	42.6	37.6
Accident and Health	21.3	22.2
Property	5.6	5.3
Total Incurred Losses and LAE Reserves	69.5	65.1
Insurance Reserves	$3,243.3	$3,222.8
Earned Premiums in the Life & Health Insurance segment decreased by $2.5 million for the three months ended March 31, 2014, compared to the same period in 2013. Earned premiums on life insurance decreased by $0.3 million for the three months ended March 31, 2014, compared to the same period in 2013, as a decrease of $3.0 million from life insurance products offered by the Kemper Home Service Companies (“KHSC”) was partially offset by an increase of $2.7 million from life insurance products offered by Reserve National Insurance Company (“Reserve National”). Earned premiums on accident and health insurance decreased by $1.4 million for the three months ended March 31, 2014, compared to the same period in 2013, due primarily to lower volume of insurance resulting from the run-off of certain health insurance products, partially offset by higher volume of supplemental health insurance products and higher average premium. Earned premiums on property insurance decreased by $0.8 million for the three months ended March 31, 2014, compared to the same period in 2013, due primarily to lower volume of insurance.
Net Investment Income decreased by $2.8 million for the three months ended March 31, 2014, compared to the same period in 2013, due primarily to lower investment income from Equity Method Limited Liability Investments, lower investment income from real estate investments and lower book yields on fixed maturities, partially offset by a higher level of investments in fixed maturities. Net investment income from Equity Method Limited Liability Investments was $0.7 million for the three months ended March 31, 2014, compared to $2.3 million for the same period in 2013. Net investment income from real estate in the first quarter of 2013 included income from the early termination of one tenant’s lease.
Operating Profit in the Life & Health Insurance segment was $34.6 million before taxes for the three months ended March 31, 2014, compared to $31.9 million for the same period in 2013. Policyholders’ Benefits and Incurred Losses and LAE decreased by $5.9 million in 2014 due primarily to lower policyholders’ benefits on life insurance, lower catastrophe losses and LAE, lower underlying losses on property insurance, partially offset by higher incurred accident and health insurance losses. Policyholders’ benefits on life insurance were $68.1 million in 2014, compared to $70.6 million in 2013, a decrease of $2.5 million. Policyholders’ benefits on life insurance decreased due primarily to lower death claims related to insurance policies issued by KHSC, partially offset by the higher volume of insurance from policies issued by Reserve National. Death claims related to insurance policies issued by KHSC as a percentage of related earned premiums was 44.0% in 2014, compared to 45.8% in 2013. Incurred accident and health insurance losses were $22.1 million, or 57.0% of accident and health insurance earned premiums, in 2014, compared to $22.7 million, or 56.5% of accident and health insurance earned premiums, in 2013. Incurred losses and LAE on property insurance were $6.8 million, or 36.0% of property insurance earned premiums, in 2014, compared to $9.6 million, or 48.7% of property insurance earned premiums, in 2013. Underlying losses and LAE on property insurance were $6.3 million, or 33.3% of property insurance earned premiums, in 2014, compared to $7.4 million, or 37.6% of property insurance earned premiums, in 2013 and decreased due primarily to lower severity of insurance losses. Catastrophe losses and LAE (excluding development) were $0.3 million in 2014, compared to $2.4 million in 2013. Insurance Expenses in the Life & Health Insurance segment decreased by $2.1 million in 2014, compared to 2013, due primarily to lower legal costs, lower non-deferrable career agent incentive compensation and lower service commissions, partially offset by start-up expenses to expand Reserve National’s distribution channels.
Segment Net Operating Income in the Life & Health Insurance segment was $22.1 million for the three months ended March 31, 2014, compared to $21.2 million in 2013.
Certain state insurance regulators, legislators and treasurers/controllers are involved in an array of initiatives that could result in significant changes to the application of unclaimed property laws and related claims handling practices with respect to life insurance policies. These initiatives seek, in various ways, to impose a new duty on the part of life insurers to proactively search for deaths of their insureds. It is the Company’s position that state officials lack the legal authority to impose new requirements where such requirements have the effect of changing the terms of existing life insurance contracts. See the Unclaimed Property Risk Factor in Item 1A., “Risk Factors,” of Part II of this Quarterly Report on Form 10-Q, Note 12, “Contingencies,” to the Condensed Consolidated Financial Statements and MD&A, “Liquidity and Capital Resources” for additional information about these matters.

Investment Results
Investment Income
Net Investment Income for the three months ended March 31, 2014 and 2013 was:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2014	Mar 31, 2013
Investment Income:
Interest and Dividends on Fixed Maturities	$57.0	$59.1
Dividends on Equity Securities	7.3	8.8
Short-term Investments	0.2	—
Loans to Policyholders	5.1	4.9
Real Estate	3.2	7.4
Equity Method Limited Liability Investments	3.5	8.6
Total Investment Income	76.3	88.8
Investment Expenses:
Real Estate	2.8	6.3
Other Investment Expenses	2.4	1.7
Total Investment Expenses	5.2	8.0
Net Investment Income	$71.1	$80.8
Net Investment Income was $71.1 million and $80.8 million for the three months ended March 31, 2014 and 2013, respectively. Net Investment Income decreased by $9.7 million in 2014, due primarily to lower investment income from Equity Method Limited Liability Investments, lower investment income from Fixed Maturities and lower investment income from Dividends on Equity Securities. Investment income from Equity Method Limited Liability Investments decreased by $5.1 million due to lower investment returns. Dividends on Equity Securities decreased by $1.5 million due primarily to lower distributions from investments in limited liability companies and limited partnerships classified as Other Equity Interests. Interest and Dividends on Fixed Maturities decreased by $2.1 million in 2014, due primarily to lower book yields. Net investment income from real estate decreased by $0.7 million. Net investment income from real estate in the first quarter of 2013 included income from the early termination of one tenant’s lease in 2013.

Investment Results (continued)
Net Realized Gains on Sales of Investments
The components of Net Realized Gains on Sales of Investments for the three months ended March 31, 2014 and 2013 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2014	Mar 31, 2013
Fixed Maturities:
Gains on Sales	$4.4	$25.7
Equity Securities:
Gains on Sales	0.8	0.4
Losses on Sales	—	(0.1)
Real Estate:
Gains on Sales	—	0.6
Losses on Sales	(0.2)	—
Other:
Gain on Sale of Subsidiary	1.6	—
Gains on Sales	—	0.1
Net Gains on Trading Securities	—	0.2
Net Realized Gains on Sales of Investments	$6.6	$26.9

Gross Gains on Sales	$6.8	$26.8
Gross Losses on Sales	(0.2)	(0.1)
Net Gains on Trading Securities	—	0.2
Net Realized Gains on Sales of Investments	$6.6	$26.9
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
Net Impairment Losses Recognized in Earnings
The Company regularly reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. Losses arising from other-than-temporary declines in fair values are reported in the Condensed Consolidated Statements of Income in the period that the declines are determined to be other-than-temporary. The components of Net Impairment Losses Recognized in Earnings in the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013 were:

	Three Months Ended
	Mar 31, 2014		Mar 31, 2013
(Dollars in Millions)	Amount	Number of Issuers	Amount	Number of Issuers
Fixed Maturities	$(0.3)	1	$(1.7)	3
Equity Securities	(0.5)	6	(0.2)	2
Net Impairment Losses Recognized in Earnings	$(0.8)	7	$(1.9)	5

Investment Results (continued)
Total Comprehensive Investment Gains (Losses)
Total Comprehensive Investment Gains (Losses) are comprised of Net Realized Gains on Sales of Investments and Net Impairment Losses Recognized in Earnings reported in the Condensed Consolidated Statements of Income and unrealized investment gains and losses that are not reported in the Condensed Consolidated Statements of Income, but rather are reported in the Condensed Consolidated Statements of Comprehensive Income. The components of Total Comprehensive Investment Gains (Losses) for the three months ended March 31, 2014 and 2013 were:

	Three Months Ended
(Dollars in Millions)	Mar 31, 2014	Mar 31, 2013
Fixed Maturities:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	$4.4	$25.7
Net Impairment Losses Recognized in Earnings	(0.3)	(1.7)
Total Recognized in Condensed Consolidated Statements of Income	4.1	24.0
Recognized in Other Comprehensive Gains (Losses)	102.3	(62.5)
Total Comprehensive Investment Gains (Losses) on Fixed Maturities	106.4	(38.5)
Equity Securities:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	0.8	0.4
Losses on Sales	—	(0.1)
Net Impairment Losses Recognized in Earnings	(0.5)	(0.2)
Total Recognized in Condensed Consolidated Statements of Income	0.3	0.1
Recognized in Other Comprehensive Gains	17.7	14.3
Total Comprehensive Investment Gains on Equity Securities	18.0	14.4
Real Estate:
Recognized in Condensed Consolidated Statements of Income:
Gains on Sales	—	0.6
Losses on Sales	(0.2)	—
Total Recognized in Condensed Consolidated Statements of Income	(0.2)	0.6
Other:
Recognized in Condensed Consolidated Statements of Income:
Gain on Sale of Subsidiary	1.6	—
Gains on Sales	—	0.1
Trading Securities Net Gains	—	0.2
Total Recognized in Condensed Consolidated Statements of Income	1.6	0.3
Total Comprehensive Investment Gains (Losses)	$125.8	$(23.2)
Recognized in Condensed Consolidated Statements of Income	$5.8	$25.0
Recognized in Other Comprehensive Income (Loss)	120.0	(48.2)
Total Comprehensive Investment Gains (Losses)	$125.8	$(23.2)

Investment Quality and Concentrations
The Company’s fixed maturity investment portfolio is comprised primarily of high-grade municipal, corporate and agency bonds. At March 31, 2014, 93% of the Company’s fixed maturity investment portfolio was rated investment grade, which is defined as a security having a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”); a rating of Aaa, Aa, A or Baa from Moody’s Investors Service (“Moody’s”); a rating of AAA, AA, A or BBB from Fitch Ratings (“Fitch”); or a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2.
The following table summarizes the credit quality of the Company’s fixed maturity investment portfolio at March 31, 2014 and December 31, 2013:

		Mar 31, 2014		Dec 31, 2013
NAIC Rating	S&P Equivalent Rating	Fair Value in Millions	Percentage of Total	Fair Value in Millions	Percentage of Total
1	AAA, AA, A	$3,139.9	68.0%	$3,128.1	68.4%
2	BBB	1,148.0	24.9	1,119.9	24.5
3-4	BB, B	121.3	2.6	144.6	3.1
5-6	CCC or Lower	210.3	4.5	182.4	4.0
Total Investments in Fixed Maturities		$4,619.5	100.0%	$4,575.0	100.0%
Gross unrealized losses on the Company’s investments in below-investment-grade fixed maturities were $4.6 million and $5.5 million at March 31, 2014 and December 31, 2013, respectively.
At March 31, 2014, the Company had $145.0 million of bonds issued by states and political subdivisions that had been pre-refunded with U.S. government and government agencies obligations held in trust for the full payment of principal and interest. At March 31, 2014, the Company had $1,219.1 million of investments in bonds issued by states and political subdivisions, commonly referred to as “municipal bonds,” that had not been pre-refunded, of which $84.7 million were enhanced with insurance from monoline bond insurers. The Company’s municipal bond investment credit-risk strategy is to focus on the underlying credit rating of the issuer and not to rely on the credit enhancement provided by the monoline bond insurer when making investment decisions. To that end, the underlying rating of over 95% of the Company’s entire municipal bond portfolio that has not been pre-refunded is AA or higher.
The following table summarizes the fair value of the Company’s investments in governmental fixed maturities at March 31, 2014 and December 31, 2013:

	Mar 31, 2014		Dec 31, 2013
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
U.S. Government and Government Agencies and Authorities	$357.3	5.5%	$362.2	5.9%
Pre-refunded with U.S. Government and Government Agencies and Authorities Held in Trust	145.0	2.2	162.6	2.6
States	602.5	9.3	629.1	10.2
Political Subdivisions	132.3	2.0	128.1	2.1
Revenue Bonds	484.3	7.5	441.2	7.2
Total Investments in Governmental Fixed Maturities	$1,721.4	26.5%	$1,723.2	28.0%
The Company’s short-term investments primarily consist of overnight repurchase agreements, money market funds and U.S. Treasuries. At March 31, 2014, the Company had $165.0 million invested in overnight repurchase agreements primarily collateralized by securities issued by the U.S. government, $187.2 million invested in money market funds which primarily invest in U.S. Treasury securities and $132.4 million of U.S. Treasury bills. At the time of borrowing, the repurchase agreements generally require the borrower to provide collateral to the Company at least equal to the amount borrowed from the Company. The Company bears some investment risk in the event that a borrower defaults and the value of collateral falls below the amount borrowed.

Investment Quality and Concentrations (continued)
The following table summarizes the fair value of the Company’s investments in non-governmental fixed maturities by industry at March 31, 2014 and December 31, 2013:

	Mar 31, 2014		Dec 31, 2013
(Dollars in Millions)	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Manufacturing	$1,197.8	18.5%	$1,196.9	19.5%
Finance, Insurance and Real Estate	779.2	12.1	767.9	12.5
Transportation, Communication and Utilities	326.6	5.1	306.7	5.0
Services	281.3	4.4	277.5	4.5
Mining	146.3	2.3	143.1	2.3
Retail Trade	74.2	1.1	75.6	1.2
Wholesale Trade	64.9	1.0	60.7	1.0
Agriculture, Forestry and Fishing	23.5	0.4	18.8	0.3
Other	4.3	0.1	4.6	0.1
Total Investments in Non-governmental Fixed Maturities	$2,898.1	45.0%	$2,851.8	46.4%
Seventy-nine companies comprised more than 75% of the Company’s fixed maturity exposure to the Manufacturing industry at March 31, 2014, with the largest single exposure, Merck & Co., comprising 2.6%, or $30.7 million, of the Company’s fixed maturity exposure to such industry. Thirty-nine companies comprised more than 75% of the Company’s exposure to the Finance, Insurance and Real Estate industry at March 31, 2014, with the largest single exposure, Wells Fargo & Company, comprising 4.5%, or $34.7 million, of the Company’s exposure to such industry.
The following table summarizes the fair value of the Company’s ten largest investment exposures, excluding investments in U.S. Government and Government Agencies and Authorities and Pre-refunded Municipal Bonds, at March 31, 2014:

(Dollars in Millions)	Fair Value	Percentage of Total Investments
Fixed Maturities:
States and Political Subdivisions:
Texas	$92.3	1.4%
Ohio	77.4	1.2
Florida	67.3	1.0
Georgia	61.6	1.0
Colorado	56.7	0.9
Michigan	51.7	0.8
Louisiana	50.9	0.8
Washington	49.8	0.8
Equity Method Limited Liability Investments:
Tennenbaum Opportunities Fund V, LLC	72.9	1.1
Vintage Fund IV, LP	51.8	0.8
Total	$632.4	9.8%

Investments in Limited Liability Companies and Limited Partnerships
The Company owns investments in various limited liability investment companies and limited partnerships that primarily invest in distressed debt, mezzanine debt and secondary transactions. The Company’s investments in these limited liability investment companies and limited partnerships are reported either as Equity Method Limited Liability Investments, or Other Equity Interests and included in Equity Securities, depending on the accounting method used to report the investment. Additional information pertaining to these investments at March 31, 2014 and December 31, 2013 is presented below:

	Unfunded Commitment	Reported Value
Asset Class	Mar 31, 2014	Mar 31, 2014	Dec 31, 2013
Reported as Equity Method Limited Liability Investments at Cost Plus Cumulative Undistributed Earnings:
Distressed Debt	$—	$116.9	$126.1
Mezzanine Debt	25.5	53.3	46.0
Secondary Transactions	17.5	51.8	54.0
Senior Debt	—	7.3	7.5
Growth Equity	—	5.7	7.8
Leveraged Buyout	0.2	4.0	3.7
Total Equity Method Limited Liability Investments	43.2	239.0	245.1
Reported as Other Equity Interests at Fair Value:
Mezzanine Debt	68.4	70.4	63.8
Distressed Debt	4.2	17.5	14.4
Senior Debt	22.1	14.0	15.0
Secondary Transactions	15.5	13.8	13.7
Hedge Fund	—	12.5	12.5
Leveraged Buyout	3.5	10.0	9.9
Real Estate	—	6.9	6.3
Other	2.4	42.2	38.3
Total Reported as Other Equity Interests at Fair Value	116.1	187.3	173.9
Total Investments in Limited Liability Companies and Limited Partnerships	$159.3	$426.3	$419.0
While the Company’s investments in any particular fund may increase over the next several years as the Company funds its commitments, the Company expects that the aggregate amount invested in these funds will remain relatively steady as existing investments held by the funds either mature or are realized and the proceeds distributed to the Company.
Interest and Other Expenses
Interest and Other Expenses was $22.7 million for the three months ended March 31, 2014, compared to $23.8 million for the same period in 2013. Interest and Other Expenses decreased by $1.1 million due primarily to lower postretirement benefit costs partially offset by higher compensation expense and higher interest expense.
Income Taxes
The Company’s effective income tax rate from continuing operations differs from the Federal statutory income tax rate due primarily to the effects of tax-exempt investment income and dividends received deductions. Tax-exempt investment income and dividends received deductions were $6.3 million for the three months ended March 31, 2014, compared to $9.4 million for the same period in 2013.

Recently Issued Accounting Pronouncements
All recently issued accounting pronouncements with effective dates prior to April 1, 2014 have been adopted by the Company. There were no adoptions in the three months ended March 31, 2014 that had a material impact on the Condensed Consolidated Financial Statements. Refer to Note 2 in the Notes to the Consolidated Financial Statements in Kemper’s 2013 Annual Report for additional discussion of recently adopted accounting pronouncements. All other recently issued accounting pronouncements with effective dates after March 31, 2014 are not expected to have a material impact on the Company.
Liquidity and Capital Resources
Kemper has a four-year, $225.0 million, unsecured, revolving credit agreement, expiring March 7, 2016. The credit agreement provides for fixed and floating rate advances for periods up to six months at various interest rates. The credit agreement contains various financial covenants, including limits on total debt to total capitalization, consolidated net worth and minimum risk-based capital ratios for Kemper’s largest insurance subsidiaries, United Insurance and Trinity. Proceeds from advances under the credit agreement may be used for general corporate purposes, including repayment of existing indebtedness. There were no outstanding borrowings at March 31, 2014 under the credit agreement.
In December 2013, United Insurance and Trinity became members of the FHLB of Chicago and Dallas, respectively. The FHLB memberships provide United Insurance and Trinity with access to additional sources of liquidity and consequently reduce the need for such liquidity at the parent company level. Effective December 31, 2013, Trinity and the FHLB of Dallas entered into agreements pursuant to which Trinity may obtain advances from the FHLB of Dallas. On March 18, 2014, United Insurance and the FHLB of Chicago entered into agreements pursuant to which United Insurance may obtain advances from the FHLB of Chicago. Advances from the FHLB of Dallas and Chicago are subject to collateral requirements as specified in the respective agreements with Trinity and United Insurance. There were no advances from the FHLB of Dallas or Chicago outstanding at March 31, 2014 or December 31, 2013.
On February 27, 2014, Kemper issued $150.0 million of its 7.375% subordinated debentures due February 27, 2054. Kemper issued the 2054 Subordinated Debentures for proceeds of $144.2 million, net of transaction costs, for an effective yield of 7.69%. See Note 4, “Debt” to the Condensed Consolidated Financial Statements. The Company intends to use the net proceeds from the sale of the debentures for working capital and other general corporate purposes, which may include retirement of a portion of the Company’s existing debt on or before its scheduled maturity date.
Various state insurance laws restrict the ability of Kemper’s insurance subsidiaries to pay dividends without regulatory approval. Such insurance laws generally restrict the amount of dividends paid in an annual period to the greater of statutory net income from the previous year or 10% of statutory capital and surplus. Kemper’s direct insurance subsidiaries did not pay dividends to Kemper during the first three months of 2014. On May 1, 2014 Trinity paid a dividend of $100 million to Kemper. Kemper estimates that its direct insurance subsidiaries would be able to pay an additional $117.0 million in dividends to Kemper during the remainder of 2014 without prior regulatory approval, of which Kemper estimates the insurance subsidiaries will pay $79 million.
During the first three months of 2014, Kemper repurchased 0.2 million shares of its common stock at an aggregate cost of $8.3 million in open market transactions. Kemper paid a quarterly dividend to shareholders of $0.24 per common share in the first quarter of 2014. Dividends and dividend equivalents paid were $13.3 million for the three months ended March 31, 2014.
Kemper directly held cash and investments totaling $255.9 million at March 31, 2014, compared to $156.7 million at December 31, 2013. Sources available for the repayment of indebtedness, repurchases of common stock, future shareholder dividend payments and the payment of interest on Kemper’s senior notes and subordinated debentures include cash and investments directly held by Kemper, receipt of dividends from Kemper’s insurance subsidiaries and borrowings under the credit agreement.
The primary sources of funds for Kemper’s insurance subsidiaries are premiums, investment income and proceeds from the sales and maturity of investments. The primary uses of funds are the payment of policyholder benefits under life insurance contracts, claims under property and casualty insurance contracts and accident and health insurance contracts, the payment of commissions and general expenses and the purchase of investments. Generally, there is a time lag between when premiums are collected and when policyholder benefits and insurance claims are paid. Changes in the legal environment relative to application of state unclaimed property laws and related insurance claims handling practices could result in changes in the manner in which Kemper’s life insurance companies administer life insurance death benefits and escheat unclaimed benefits to the states, and could have a significant effect on, including decreasing such time lag due to an acceleration of, the payment and/or remittance of such benefits to the states under their unclaimed property laws relative to what is currently contemplated by Kemper. See the Company’s Risk Factor set forth in Item 1A. of Part II of this Quarterly Report on Form 10-Q, Note 12, “Contingencies,” to the Condensed Consolidated Financial Statements and the section of this MD&A entitled “Life & Health

Insurance” for additional information on these matters. During periods of growth, insurance companies typically experience positive operating cash flows and are able to invest a portion of their operating cash flows to fund future policyholder benefits and claims. During periods in which premium revenues decline, insurance companies may experience negative cash flows from operations and may need to sell investments to fund payments to policyholders and claimants. In addition, if the Company’s property and casualty insurance subsidiaries experience several significant catastrophic events over a relatively short period of time, investments may have to be sold in advance of their maturity dates to fund payments, which could result in either investment gains or losses. Management believes that its property and casualty insurance subsidiaries maintain adequate levels of liquidity in the event that they experience several future catastrophic events over a relatively short period of time.
Net Cash Provided by Operating Activities was $37.1 million for the three months ended March 31, 2014, compared to Net Cash Provided by Operating Activities of $81.3 million for the same period in 2013.
Net Cash Provided by Financing Activities increased by $143.4 million for the three months ended March 31, 2014, compared to the same period in 2013, due primarily to net proceeds of $144.2 million related to the issuance of the 2054 Subordinated Debentures. Kemper used $7.7 million of cash during the first three months of 2014 to repurchase shares of its common stock, compared to $6.5 million of cash used to repurchase shares of its common stock in the same period of 2013. Kemper used $13.3 million of cash to pay dividends for the three months ended March 31, 2014, compared to $14.0 million of cash used to pay dividends in the same period of 2013. The quarterly dividend rate was $0.24 per common share for the first quarter of 2014 and each quarter of 2013.
Cash available for investment activities in total is dependent on cash flow from Operating Activities and Financing Activities and the level of cash the Company elects to maintain. Net Cash Used by Investing Activities increased by $101.9 million for the three months ended March 31, 2014, compared to the same period of 2013. Sales of Fixed Maturities exceeded Purchases of Fixed Maturities by $90.2 million for the three months ended March 31, 2014. Purchases of Fixed Maturities exceeded Sales of Fixed Maturities by $10.0 million for the same period in 2013. Purchases of Equity Securities exceeded Sales of Equity Securities by $31.9 million for the three months ended March 31, 2014, compared to $15.8 million for the same period in 2013. Net cash used by acquisitions of short-term investments was $224.8 million for the three months ended March 31, 2014, compared to $36.3 million for the same period in 2013.
Critical Accounting Estimates
Kemper’s subsidiaries conduct their operations in two industries: property and casualty insurance and life and health insurance. Accordingly, the Company is subject to several industry-specific accounting principles under GAAP. The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The process of estimation is inherently uncertain. Accordingly, actual results could ultimately differ materially from the estimated amounts reported in a company’s financial statements. Different assumptions are likely to result in different estimates of reported amounts.
The Company’s critical accounting policies most sensitive to estimates include the valuation of investments, the valuation of reserves for property and casualty insurance incurred losses and LAE, the assessment of recoverability of goodwill, the valuation of pension benefit obligations and the valuation of postretirement benefit obligations other than pensions. The Company’s critical accounting policies are described in the MD&A included in the 2013 Annual Report. There has been no material change, subsequent to December 31, 2013, to the information previously disclosed in the 2013 Annual Report with respect to these critical accounting estimates and the Company’s critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Pursuant to the rules and regulations of the SEC, the Company is required to provide the following disclosures about Market Risk.
Quantitative Information About Market Risk
The Company’s Condensed Consolidated Balance Sheets at both March 31, 2014 and December 31, 2013 included three types of financial instruments subject to material market risk disclosures required by the SEC:

1)	Investments in Fixed Maturities;

2)	Investments in Equity Securities; and

3)	Debt.
Investments in Fixed Maturities and Debt are subject to material interest rate risk. The Company’s Investments in Equity Securities include common and preferred stocks and, accordingly, are subject to material equity price risk and interest rate risk, respectively.
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
For the interest rate sensitivity analysis presented below, the Company assumed an adverse and instantaneous increase of 100 basis points in the yield curve at both March 31, 2014 and December 31, 2013 for Investments in Fixed Maturities. Such 100 basis point increase in the yield curve may not necessarily result in a corresponding 100 basis point increase in the interest rate for all investments in fixed maturities. For example, a 100 basis point increase in the yield curve for risk-free, taxable investments in fixed maturities may not result in a 100 basis point increase for tax-exempt investments in fixed maturities. For Investments in Fixed Maturities, the Company also anticipated changes in cash flows due to changes in the likelihood that investments would be called or pre-paid prior to their contractual maturity. All other variables were held constant. For preferred stock equity securities, the Company assumed an adverse and instantaneous increase of 100 basis points in market interest rates from their levels at both March 31, 2014 and December 31, 2013. All other variables were held constant. For Debt, the Company assumed an adverse and instantaneous decrease of 100 basis points in market interest rates from their levels at both March 31, 2014 and December 31, 2013. All other variables were held constant. The Company measured equity price sensitivity assuming an adverse and instantaneous 30% decrease in the Standard and Poor’s Stock Index (the “S&P 500”) from its levels at March 31, 2014 and December 31, 2013, respectively, with all other variables held constant. The Company’s investments in common stock equity securities were correlated with the S&P 500 using the portfolio’s weighted-average beta of 0.95 and 0.94 at March 31, 2014 and December 31, 2013, respectively. The portfolio’s weighted-average beta was calculated using each security’s beta for the five-year periods ended March 31, 2014 and December 31, 2013, respectively, and weighted on the fair value of such securities at March 31, 2014 and December 31, 2013, respectively. For equity securities without observable market inputs, the Company assumed a beta of 1.00 at March 31, 2014 and December 31, 2013. Beta measures a stock’s relative volatility in relation to the rest of the stock market, with the S&P 500 having a beta coefficient of 1.00.

Quantitative Information About Market Risk (continued)
The estimated adverse effects on the fair values of the Company’s financial instruments using these assumptions were:

		Pro Forma Increase (Decrease)
(Dollars in Millions)	Fair Value	Interest Rate Risk	Equity Price Risk	Total Market Risk
March 31, 2014
Assets:
Investments in Fixed Maturities	$4,619.5	$(307.9)	$—	$(307.9)
Investments in Equity Securities	648.3	(10.8)	(142.6)	(153.4)
Liabilities:
Debt	826.3	27.4	—	27.4
December 31, 2013
Assets:
Investments in Fixed Maturities	$4,575.0	$(300.0)	$—	$(300.0)
Investments in Equity Securities	598.5	(13.0)	(119.7)	(132.7)
Liabilities:
Debt	667.1	17.4	—	17.4
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
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 12, “Contingencies,” to the Condensed Consolidated Financial Statements (Unaudited) in Part I of this Form 10-Q.
Item 1A. Risk Factors
There were no significant changes in the risk factors included in Item 1A. of Part I of the 2013 Annual Report, except for the following risk factor, which is amended and restated in its entirety as follows:
Changes in the application of state unclaimed property laws and related insurance claims handling practices, particularly attempts by state officials to apply such changes retroactively to existing insurance policies through new laws and regulations, examinations and audits, could result in new requirements that would have a significant effect on (including an acceleration of) the payment and/or escheatment of life insurance death benefits and significantly increase claims handling costs relative to what is currently contemplated by Kemper. If attempts by state officials to impose such new requirements on existing insurance policies are successful on a wide scale, there is a potential for their collective effects to be materially adverse to the Company’s profitability, financial position and cash flows (the “Unclaimed Property Risk Factor”).
In recent years, many states have begun to aggressively expand the application of their unclaimed property laws as they relate to life insurance proceeds. The treasurers or controllers (collectively, “Treasurers”) of a large majority of states have engaged private audit firms to examine the practices and procedures of life insurance companies with respect to the reporting and remittance of proceeds associated with life insurance policies, annuity contracts and retained asset accounts under state unclaimed property laws. Certain related measures are also being taken or considered by state insurance regulators, both individually and collectively through the auspices of the NAIC. Some state insurance regulators have held administrative hearings and/or have initiated market conduct examinations focused on claims handling and escheatment practices of life insurance companies.
As a result of these audits and examinations, a number of large life insurance companies have agreed to alter historic practices that were previously considered to be lawful and appropriate relative to claims handling and the reporting and remittance of life insurance policy proceeds to the states under state unclaimed property laws. Based on published reports, at least thirteen life insurance companies have entered into settlement agreements with state insurance regulators and eighteen with Treasurers. Under the terms of these agreements, the settling insurance companies typically have agreed to establish a practice of periodically searching for deceased insureds, even prior to the receipt of a death claim, by comparing their in-force policy records against a database of reported deaths maintained by the Social Security Administration or a comparable database (collectively, a “Death Master File” or “DMF”). The settlements typically apply to policies that were in force at any time since January 1, 1992. In conducting these data comparisons against a Death Master File, the insurers are required to use complex matching criteria which in many cases result in ambiguous matches. In such cases, the insurer must either accept such matches as valid and escheat the related policy benefits to the states if the beneficiaries cannot be found, or assume a costly and administratively burdensome process of disproving any such ambiguous matches which may, in some cases, necessitate a review of older records that are not in electronic form. All settlements to date with insurance regulators have involved payment of monetary penalties (involving amounts ranging from about $1.9 million up to $40 million), while settlements with Treasurers have required payment of interest on sums remitted to the Treasurers dating from the date of death of the insured (rather than from a date linked to the insurer’s first awareness of death) and extending as far back as January 1, 1995. As hereafter described, Kemper’s life insurance subsidiaries (the “Life Companies”) have resisted attempts to date by certain state officials and their agents to mandate changes to the Life Companies’ claims handling and escheatment practices of the sort embodied in the foregoing settlements and have challenged through legal proceedings the authority of such officials to require such changes. There can be no assurances that the Life Companies will ultimately be successful in resisting such attempts or any that may arise in the future.
Separately, the National Council of Insurance Legislators (“NCOIL”) has adopted model legislation which, if enacted by states as proposed, would require life insurance companies to compare their in-force life insurance policy records against a Death Master File for the purpose of proactively identifying potentially deceased insureds for whom the subject life insurance company has not yet received a claim, including due proof of death. Eight states have enacted legislation of this type, with varying effective dates (the “DMF Statutes”), and a ninth state, Iowa, also recently passed such a statute which is awaiting signature by the Iowa governor. Such statutes, if construed to apply to life insurance policies in force on the statute’s effective date, could have a significant effect on, including an acceleration of, the payment of life insurance benefits to beneficiaries or, in instances where beneficiaries could not be located, the remittance of such benefits to the states under their unclaimed property laws. In contrast, New Mexico has enacted a version of the model legislation that applies only prospectively to life insurance companies, like Kemper’s Life Companies, that have not previously used a Death Master File. Similarly, Georgia, Mississippi and Alabama have enacted statutes that apply only to policies issued on or after January 1, 2015, July 1, 2015 and January 1, 2016, respectively, without regard to prior Death Master File use. The legislature in Tennessee has passed a statute, which is awaiting signature by the Tennessee governor, substantially similar to that in New Mexico. In addition, several other states have also introduced some form of DMF Statute in 2014, and Kemper believes that it is likely that a number of other states will similarly introduce legislation of this sort in future legislative sessions. Kemper cannot presently predict whether any of such legislation will be enacted or, if enacted, exactly what form such legislation will take.
In November 2012, certain of the Life Companies filed a declaratory judgment action in Kentucky state court challenging the validity of the Kentucky DMF Statute on statutory and constitutional grounds, insofar as it purports to impose new requirements with respect to existing, previously issued life insurance policies. The trial court in that case denied the subject Life Companies’ motion for summary judgment and held that the requirements of the Kentucky DMF Statute apply to life insurance policies issued before the Kentucky DMF Statute’s January 1, 2013 effective date. The case is on appeal by the subject Life Companies. The Kentucky Court of Appeals has issued a stay of enforcement, preventing the Kentucky DMF Statute from being applied to the subject Life Companies’ life insurance policies issued prior to the Statute’s effective date, pending appeal. A decision by the Court of Appeals is unlikely before the first quarter of 2015.
In July 2013, certain of the Life Companies filed a declaratory judgment action, similar to the Kentucky proceeding, in Maryland state court challenging the validity of the Maryland DMF Statute on constitutional grounds, insofar as it purports to impose new requirements on life insurance policies issued prior to the Statute’s October 1, 2013 effective date. The Maryland Insurance Administration filed a motion to dismiss the action on jurisdictional grounds, contending that the Life Companies failed to first exhaust their administrative remedies. In March 2014, the trial court granted the State’s motion. The Life Companies have appealed the trial court’s ruling to the Maryland Court of Special Appeals. A decision by the Maryland Court of Special Appeals is unlikely before the second quarter of 2015. The Maryland appellate courts have declined to stay enforcement of the Maryland DMF Statute pending the appeal and the Life Companies have begun the process of complying with the Maryland DMF Statute while they continue to pursue their appeal.
The Life Companies are the subject of an unclaimed property compliance audit (the “Treasurers’ Audit”) by a private audit firm retained by the Treasurers of thirty-eight states (the “Audit Firm”). In July 2013, the California State Controller (the “CA Controller”) filed a complaint for injunctive relief against the Life Companies in state court in California, seeking an order requiring the Life Companies to produce all of their in-force insurance policy records to the Audit Firm to enable the firm to perform a comparison of such records against a Death Master File and to ascertain whether any of the insureds under such policies may be deceased. In December 2013, the CA Controller filed a motion for preliminary injunction seeking the same relief. A hearing on that motion has been continued until November 2014. The Life Companies have filed a counterclaim in this case against the CA Controller, seeking a declaration that there is no obligation under California’s unclaimed property law to perform a Death Master File comparison and that the Audit Firm cannot obtain the Life Companies’ records for the purpose of performing such a comparison. The CA Controller has filed a motion to dismiss the counterclaim, contending that the Life Companies’ request for a declaratory judgment of their rights and obligations under California’s unclaimed property law is premature and not ripe for adjudication. A hearing on that motion has also been continued by the court until November 2014.

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
In September 2013, certain of the Life Companies filed declaratory judgment actions against the insurance regulators in four states participating in the Multi-State Exam (Illinois, California, Pennsylvania, and Florida), asking the courts in those states to declare that applicable insurance laws do not require life insurers to search a Death Master File to ascertain whether insureds are deceased. The subject Life Companies are also asking the courts to declare that regulators in those states do not have legal authority to (i) obtain life insurers’ policy records for the purpose of comparing data from those records against a Death Master File, and/or (ii) impose payment obligations on life insurers before a claim and due proof of death have been submitted. The Illinois Department of Insurance has filed a motion to dismiss, contending that the Life Companies’ request for a declaratory judgment of their rights and obligations under the Illinois Insurance Code is premature and not ripe for adjudication and, alternatively, that the Life Companies must exhaust administrative remedies before requesting such a declaratory judgment. A hearing on the Illinois Department of Insurance’s motion is currently scheduled for May 29, 2014. The other three cases are stayed by agreement of the parties pending the outcome of the Illinois action.
Should these various efforts by state officials succeed in retroactively imposing new claims handling and escheatment requirements with regard to previously issued life insurance policies, they could have a material adverse effect on the Company’s profitability, financial position and cash flows. The Company’s stance in opposition to the aforementioned actions by state legislators, Treasurers and insurance regulators, including the Company’s initiation of the litigation described above, also creates a risk of reputational damage to the Company among various constituencies (including its principal insurance regulators, rating agencies, investors, insurance agents and policyholders) if the Company’s position is not ultimately vindicated.
See Note 12, “Contingencies,” to the Condensed Consolidated Financial Statements and the sections of the MD&A entitled “Life & Health Insurance” and “Liquidity and Capital Resources” for additional information on the litigation and regulatory proceedings and other matters described above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information pertaining to purchases of Kemper common stock for the three months ended March 31, 2014 follows.

			Total	Maximum
			Number of Shares	Dollar Value of Shares
		Average	Purchased as Part	that May Yet Be
	Total	Price	of Publicly	Purchased Under
	Number of Shares	Paid per	Announced Plans	the Plans or Programs
Period	Purchased (1)	Share	or Programs (1)	(Dollars in Millions)
January 1 - January 31	40,142	$37.36	40,142	$110.0
February 1 - February 28	128,721	$36.80	106,416	$106.1
March 1 - March 31	74,067	$38.78	74,067	$103.2
(1) On February 2, 2011, Kemper’s Board of Directors authorized the repurchase of up to $300 million of Kemper’s common stock. The repurchase program does not have an expiration date.
Total Number of Shares Purchased in the preceding table include 22,305 shares that were withheld to satisfy tax withholding obligations on the vesting of restricted stock awards under Kemper’s long-term equity-based compensation plans during the quarter ended March 31, 2014. In addition to the shares withheld and purchased on the vesting of restricted stock awards, 2,038 shares were withheld to satisfy tax withholding obligations relating to the exercise of stock appreciation rights under Kemper’s long-term equity-based compensation plans during the quarter ended March 31, 2014. Such shares are not considered “purchased” and are excluded from the preceding table.
Item 6. Exhibits
An Exhibit Index has been filed as part of this report on pages E-1 through E-2. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kemper Corporation

Date:	May 8, 2014	/S/ DONALD G. SOUTHWELL
Donald G. Southwell
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2014	/S/ FRANK J. SODARO
Frank J. Sodaro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 8, 2014	/S/ RICHARD ROESKE
Richard Roeske
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.1	Indenture dated as of February 27, 2014, by and between Kemper and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-18298	4.1	February 27, 2014
4.2	First Supplemental Indenture dated as of February 27, 2014, to the Indenture dated as of February 27, 2014, by and between Kemper and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of 7.375% Subordinated Debentures due 2054)	8-K	001-18298	4.2	February 27, 2014
10.1	Advances, Collateral Pledge and Security Agreement, effective as of March 18, 2014, between United Insurance Company of America and the Federal Home Loan Bank of Chicago	8-K	001-18298	10.1	March 21, 2014
10.2*	Kemper Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2014	10-K	001-18298	10.5	February 14, 2014
10.3*	Form of Stock Option and SAR Agreement - Installment-Vesting form under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.24	February 14, 2014
10.4*	Form of Stock Option and SAR Agreement - Cliff-Vesting Form under the Kemper 2011 Omnibus Equity Plan as of February 4, 2014	10-K	001-18298	10.25	February 14, 2014
10.5*	Form of Time-Vested Restricted Stock Unit Award Agreement - Installment-Vesting Form under the Kemper 2011 Omnibus Equity Plan as of February 4, 2014	10-K	001-18298	10.26	February 14, 2014
10.6*	Form of Time-Vested Restricted Stock Unit Award Agreement - Cliff- Vesting Form under the Kemper 2011 Omnibus Equity Plan as of February 4, 2014	10-K	001-18298	10.27	February 14, 2014
10.7*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Kemper 2011 Omnibus Equity Plan, as of February 4, 2014	10-K	001-18298	10.28	February 14, 2014
10.8*	Kemper 2009 Performance Incentive Plan, as amended and restated effective February 4, 2014	10-K	001-18298	10.32	February 14, 2014
10.9*	Form of Annual Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of February 4, 2014	10-K	001-18298	10.33	February 14, 2014
10.10*	Form of Multi-Year Incentive Award Agreement under the Kemper 2009 Performance Incentive Plan, as of February 4, 2014	10-K	001-18298	10.34	February 14, 2014
10.11*	Kemper Executive Performance Plan, effective February 4, 2014	10-K	001-18298	10.35	February 14, 2014
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)					X

E-1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
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

E-2